Form 10-Q
period 1997-09-30
AMERICAN CAPITAL STRATEGIES LTD
filed 1997-11-14
CIK 817473

SECURITIES AND EXCHANGE COMMISSION
===============================================================================

                             Washington, D.C. 20549

                                    FORM 10-Q

       /X/       Quarterly Report Pursunt to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended September 30, 1997.

      / /        Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number:


                        AMERICAN CAPITAL STRATEGIES, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    52-1451377
       -------------------------------                     ---------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

                       3 Bethesda Metro Center, Suite 860
                            Bethesda, Maryland 20814
                      --------------------------------------
                     (Address of principal executive office)

                                 (301) 951-6122
                          -----------------------------
                         (Registrant's telephone number,
                              including area code)












Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ___. No /X/.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.01 par value, outstanding as of November 12, 1997 was 11,068,767.

================================================================================

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                TABLE OF CONTENTS



Part I.     Financial Information

Item 1.     Financial Statements

    Consolidated Balance Sheets as of September 30, 1997 (Unaudited) and
       December 31, 1996..................................................    3
    Consolidated Schedules of Investments as of
       September 30, 1997 (Unaudited) and December 31, 1996...............    4
    Consolidated Statements of Operations (Unaudited) for the three and
       nine months ended September 30, 1997 and 1996......................    5
    Consolidated Statements of Shareholders' Equity (Unaudited) for the
       nine months ended September 30, 1997 and 1996.....................     6
    Consolidated Statements of Cash Flows (Unaudited) for the three and
       nine months ended September 30, 1997 and 1996.....................     7
    Notes to Unaudited Consolidated Financial Statements.................     8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Introduction.........................................................    10
    Results of Operations................................................    10
    Financial Condition, Liquidity and Capital Resources.................    11

Part II.    Other Information............................................    14

Item 1.     Legal Proceedings............................................    14

Item 2.     Changes in Securities........................................    14

Item 3.     Defaults upon Senior Securities..............................    14

Item 4.     Submission of Matters to a Vote of Security Holders..........    14

Item 5.     Other Information............................................    14

Item 6.     Exhibits and Reports on Form 8-K.............................    14

Signatures

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS



                        AMERICAN CAPITAL STRATEGIES, LTD.
                           CONSOLIDATED BALANCE SHEETS


                                                                                           (Unaudited)
                                                                     December 31,         September 30,
                                                                         1996                  1997
                                                                   -----------------     -----------------

                                  ASSETS
Investments at fair value (cost or initial value of                     $3,980,421          $  9,751,451
    $905,748 and $1,778,638, respectively)
Investment in securities                                                        --           129,892,219
Cash and cash equivalents                                                  322,664            13,341,155
Interest receivable on investment in securities                                 --               436,741
Accounts receivable (net of allowance for doubtful
    accounts of $249,609 and $0, respectively)                             917,625               608,625
Income taxes receivable                                                     52,225                27,671
Property and equipment:
    Computer equipment                                                     154,182               176,690
    Office furniture and equipment                                          96,827               100,042
    Less: accumulated depreciation                                        (130,495)             (160,143)
                                                                   -----------------     -----------------
                                                                           120,514               116,589
Other                                                                       38,816               147,942
                                                                   =================     =================
Total assets                                                            $5,432,265          $154,322,393
                                                                   =================     =================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                               $   322,252          $    450,671
Due to related parties                                                      78,142                    --
Deferred taxes                                                           1,230,536             3,332,771
Notes payable                                                              429,684                    --
                                                                   -----------------     -----------------
Total liabilities                                                        2,060,614             3,783,442
Shareholders' equity:
    Preferred stock, $.01 par value, 100,000 shares
          authorized and 6,857 and 0 issued and
          outstanding, respectively                                      1,419,399                    --
    Unearned ESOP shares                                                  (116,668)                   --
    Common stock, $.01 par value, 20,000,000 shares
          authorized and 481,058 and 11,068,767 issued
          and outstanding, respectively                                      4,811               110,688
    Capital in excess of par value                                          10,407           144,939,913
    Retained earnings                                                    2,053,702             5,488,350
                                                                   -----------------     -----------------
Total shareholders' equity                                               3,371,651           150,538,951
                                                                   =================     =================
Total liabilities and shareholders' equity                              $5,432,265          $154,322,393
                                                                   =================     =================





                             See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                      CONSOLIDATED SCHEDULES OF INVESTMENTS


                                                                   (Unaudited)
                                                                September 30, 1997
                                        -------------------------------------------------------
                                         Number of             Number of        Cost or Initial
Common Stock                               Shares               Value             Fair Value
-------------------------------------   --------------    ------------------    ---------------

Manufacturing--100%
    Erie Forge and Steel, Inc.              120,773           $  500,000           $2,736,418
    Good Stuff Food Company, Inc.            33,335              226,125            1,000,050
    Indiana Steel & Wire Corporation          7,547               42,914               58,869
    Martino's Bakery, Inc.                   50,000              120,750              120,750
    Mobile Tool International, Inc.           7,633              296,349            1,293,259
    Biddeford Textile Corporation           118,500              592,500            4,542,105
                                                          ------------------     --------------
                                                              $1,778,638           $9,751,451
                                                          ==================     ==============




                                                          December 31, 1996
                                        -------------------------------------------------------
                                          Number of        Cost or Initial
Common Stock                               Shares               Value             Fair Value
-------------------------------------   --------------    ------------------     --------------

Manufacturing--100%
    Erie Forge and Steel, Inc.              120,773           $500,000             $2,736,418
    Good Stuff Food Company, Inc.            27,000             67,750                486,000
    Indiana Steel & Wire Corporation          7,547             42,914                 58,869
    Martino's Bakery, Inc.                   50,000            120,750                259,000
    Mobile Tool International, Inc.           6,130            174,334                440,134
                                                          ------------------     --------------
                                                              $905,748             $3,980,421
                                                          ==================     ==============













                             See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended                       Nine Months Ended
                                                     September 30,                           September 30,
                                          ------------------------------------     -----------------------------------
                                                1996               1997                  1996              1997
                                          ------------------ -----------------     ----------------- -----------------

Operating Income
Financial advisory fees                        $ 413,544      $     261,926            $1,252,169        $1,122,357
Financial performance fees                            --             54,000               240,980           797,600
Interest income                                       --            553,267                    --           553,267
Other                                             52,388             89,919               264,823           427,577
                                          ------------------ -----------------     ----------------- -----------------
          Total operating income                 465,932            959,112             1,757,972         2,900,801

Operating expenses
Salaries and benefits                            317,181            593,760               935,316         1,220,907
General and administrative                       213,037            388,800               772,001         1,514,122
Provision for doubtful accounts                   64,031                 --               164,281          (177,198)
Interest                                           9,880             18,325                21,103            60,034
Depreciation and amortization                     10,144             11,332                28,494            33,164
                                          ------------------ -----------------     ----------------- -----------------
Total operating expenses                         614,273          1,012,217             1,921,195         2,651,029
                                          ------------------ -----------------     ----------------- -----------------
Net operating income (loss)                     (148,341)           (53,105)             (163,223)          249,772
Change in unrealized appreciation
  (depreciation) of investments                   42,583            (10,948)              441,081         5,321,421
                                          ------------------ ----------------- --- ----------------- -----------------
Income (loss) before income taxes               (105,758)           (64,053)              277,858         5,571,193
Provision for (benefit from)
  income taxes                                   (40,231)           (22,283)              109,223         2,128,610
                                          ================== =================     ================= =================
     Net increase (decrease) in
        shareholders' equity
        resulting from operations                (65,527)     $     (41,770)          $   168,635        $3,442,583
                                          ================== =================     ================= =================

Per share:
    Pretax operating income (loss)                            $       (0.02)                             $     0.13

     Net increase (decrease) in
        shareholders' equity
        resulting from operations                                     (0.01)                                   1.84
    Weighted average shares
        outstanding                                               3,446,681                               1,875,426











                             See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                        Capital
                                               Unearned         Common Stock           in Excess                      Total
                                Preferred        ESOP     -------------------------     of Par         Retained     Shareholders'
                                  Stock         Shares      Shares          Amount       Value         Earnings       Equity
                               -----------    ---------   ----------      ---------   ------------    ----------    ---------------
Balance at December 31, 1995   $ 1,419,399    $(332,551)     480,312       $  4,804   $       9,444   $1,844,563    $  2,945,659
   Net increase in
      shareholders'
      equity resulting
      from operations                   --           --           --             --              --      168,635         168,635
   Options exercised                    --           --          746              7             963           --             970
   ESOP shares earned                   --      161,996           --             --              --           --         161,996
                               ===========    =========      =======       ========   =============   ==========    ============
Balance at September 30, 1996  $ 1,419,399    $(170,555)     481,058       $  4,811   $      10,407   $2,013,198    $  3,277,260
                               ===========    =========      =======       ========   =============    ==========    ============

Balance at December 31, 1996   $ 1,419,399    $(116,668)     481,058       $  4,811   $      10,407   $2,053,702    $  3,371,651
   Net increase in
      shareholders'
      equity resulting from
      operations                        --           --           --             --              --    3,442,583       3,442,583
   Contribution of
      common stock to
      ESOP                              --           --          529              5           7,930       (7,935)             --
   Conversion of preferred
      stock to common
      stock                     (1,419,399)          --      204,743          2,047       1,417,352           --              --
   Issuance of common
      stock                                          --   10,382,437        103,825     143,504,224           --      143,608,049
   ESOP shares earned                   --      116,668           --             --              --           --          116,668
                               ===========    =========   ==========       ========    ============   ==========     ============
Balance at September 30, 1997  $        --    $      --   11,068,767       $110,688    $144,939,913   $5,488,350     $150,538,951
                               ===========    =========   ==========       ========    ============   ==========     ============









                             See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                          September 30,
                                                              ----------------------------           --------------------------
                                                                1996              1997                  1996           1997
                                                              --------        ------------           ---------     ------------
Operating activities
Net increase (decrease) in shareholders' equity
      resulting from operations                               $(65,527)        $   (41,770)          $ 168,635     $  3,442,583
Adjustments to reconcile net increase (decrease)
      in shareholders' equity resulting from
      operations to net cash provided by operating
      activities:
    Depreciation and amortization                                7,929              10,500              26,279           32,332
    Unrealized appreciation (depreciation) of
      investments                                              (42,583)             10,948            (441,081)      (5,321,421)
    Net amortization of securities                                  --            (337,159)                 --         (337,159)
    Amortization of deferred finance costs                       3,296                 832               7,393            3,357
    Provision for (benefit from) deferred income taxes         (40,229)              5,506             109,223        2,102,243
    ESOP shares earned                                          58,668             109,372             161,996          116,668
    Provision for doubtful accounts                             64,031                  --             164,281         (177,198)
    (Increase) decrease in accounts receivable                  13,291              63,588            (254,517)         486,198
    Increase in interest receivable                                 --            (122,074)                 --         (122,074)
    (Increase) decrease in income taxes receivable              55,703             (27,671)             62,251           24,554
    (Increase) decrease in other assets                          2,599              17,177               1,634         (112,483)
    Increase (decrease) in accounts payable and
      accrued liabilities                                      (75,167)            330,482             (14,487)         128,419
                                                              --------        ------------           ---------     ------------
Net cash provided by (used in) operating activities            (17,989)             19,731              (8,393)         266,019
Investing activities
    Purchases of investments                                        --             (50,000)                 --         (482,889)
    Purchases of securities                                         --        (129,896,447)                 --     (129,896,447)
    Sale of investment                                              --                  --                  --           60,000
    Purchase of property and equipment, net of
      disposals                                                 (8,674)             (7,343)            (25,256)         (28,415)
                                                              --------        ------------           ---------     ------------
Net cash used in investing activities                           (8,674)       (129,953,790)            (25,256)    (130,347,751)
Financing activities
    Proceeds from notes payable                                     --                  --                  --          589,625
    Principal payments of notes payable                        (19,375)         (1,019,309)            (58,125)      (1,019,309)
    Increase (decrease) in due to related parties                2,120             (39,612)               (142)         (78,142)
    Issuance of common stock                                        --         143,608,049                  --      143,608,049
    Options exercised                                               --                  --                 970               --
                                                              --------        ------------           ---------     ------------
Net cash (used in) provided by financing activities            (17,255)        142,549,128             (57,297)     143,100,223
                                                              --------        ------------           ---------     ------------
Net (decrease) increase in cash and cash equivalents
                                                               (43,918)         12,615,069             (90,946)      13,018,491
Cash and cash equivalents at beginning of period               312,001             726,086             359,029          322,664
                                                              ========        ============           =========     ============
Cash and cash equivalents at end of period                    $268,083        $ 13,341,155           $ 268,083     $ 13,341,155
                                                              ========        ============           =========     ============
Supplemental disclosure:
Non-cash transactions:
    Common stock contributed to ESOP                          $     --        $     7,935            $      --     $      7,935




                             See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies

  Organization

    On August 29, 1997, American Capital Strategies (the Company) completed an initial public offering (the IPO), and elected to be treated as a Business Development Company under the Investment Company Act of 1940, as amended. On October 1, 1997, the Company elected to be taxed under Subchapter M of the Internal Revenue Code. After the IPO, the Company changed its primary business from investing in and arranging commercial loans for small and medium sized businesses to being a buyout and specialty finance company investing in the debt and equity securities of small to medium sized businesses. As a result of the IPO, the Company's predominant source of operating income is anticipated to change from financial performance and advisory fees earned from advising companies, to interest and dividend income earned from investing the Company's assets in the senior debt, subordinated debt, and equity of small and medium sized businesses. The Company's investment objectives are to achieve a high level of current income from the collection of interest and advisory fees, as well as long-term growth in its shareholders' equity through the appreciation in value of the Company's equity interests in the companies in which it invests. The Company intends to make loans at favorable interest rates to small and medium sized businesses that are underserved by traditional lenders. It also will provide financial advisory services to certain of these businesses through a subsidiary. Prior to the IPO, the Company was principally engaged in arranging commercial loans for small and medium sized businesses throughout the United States, and made equity investments in certain of these businesses. It also provided other financial services to these companies. The Company is headquartered in Bethesda, Maryland and has offices in New York, Boston, Pittsburgh, San Francisco, and Savannah.

  New Accounting Pronouncement

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS 128) which is required to be adopted on December 31, 1997. At that time, the Company will change the method currently used to compute earnings per share and to restate all prior periods. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

2.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

                        AMERICAN CAPITAL STRATEGIES, LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  Notes Payable

    In July 1997, the Company repaid the outstanding balance of the $500,000 line of credit previously secured by accounts receivable, furniture, fixtures, equipment, and 56,270 shares of common stock in Erie Forge and Steel.

    In August 1997, the Company repaid the note payable to its president. Also in August 1997, the Company repaid the entire $636,000 balance of an acquisition credit facility.

4.  Common Stock

    In July 1997, the remaining unearned ESOP shares became earned and distributed to the employees. Pursuant to the Company's preferred stock declaration, the preferred stock held by the ESOP was converted into common stock on a one share to one share basis. The Company also contributed an additional 529 shares of common stock to the ESOP.

    In August 1997, the Company increased its authorized shares of common stock to 20,000,000.

    On August 27, 1997, the Company declared a stock split effective August 29, 1997 effected in the form of a stock dividend pursuant to which each outstanding share of common stock was effectively converted into 29.859 shares. Outstanding shares and per share amounts for all periods presented have been restated to reflect this stock split.

5.  Earnings Per Share

Earnings per share for the three and nine months ended September 30, 1997 were calculated using weighted average outstanding shares of common stock of 3,446,681 and 1,875,426, respectively, as adjusted for the stock split effected in the form of a stock dividend and the conversion of preferred stock described in Note 4. For all other periods, earnings per share was not presented since it was not considered to be meaningful.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and the notes therein. On August 27, 1997, during the eighth month of the nine-month period considered in this discussion and analysis, the Company completed an initial public offering (the IPO). After the IPO, the Company changed its primary business from investing in and arranging commercial loans for small and medium sized businesses to being a buyout and specialty finance company investing in the debt and equity securities of small to medium sized businesses. As a result of the IPO, the Company's predominant source of operating income is anticipated to change from financial performance and advisory fees earned from advising companies, to interest and dividend income earned from investing the Company's assets in the senior debt, subordinated debt, and equity of small and medium sized businesses. As a result, the financial results of the Company for the periods discussed herein are not expected to be representative of the financial results of the Company in the future.

RESULTS OF OPERATIONS




                                               Three Months Ended            Nine Months Ended
                                                   September 30,               September 30,
                                            ---------------------------   --------------------------
                                                1996          1997           1996           1997
                                            -----------    -----------    -----------    -----------

Total operating income ..................   $   465,932    $   959,112    $ 1,757,972    $ 2,900,801
Operating expenses ......................       614,273      1,012,217      1,921,195      2,651,029
                                            -----------    -----------    -----------    -----------
Net operating income (loss) .............      (148,341)       (53,105)      (163,223)       249,772
Change in unrealized appreciation
   (depreciation) of investments ........        42,583        (10,948)       441,081      5,321,421
Provision for (benefit from) income taxes       (40,231)       (22,283)       109,223      2,128,610
                                            -----------    -----------    -----------    -----------
Net increase (decrease) in shareholders'
   equity resulting from operations .....   $   (65,527)   $   (41,770)   $   168,635    $ 3,442,583
                                            ===========    ===========    ===========    ===========


  Total Operating Income

     Total operating income was $2.9 million for the nine months ended September 30, 1997 compared to $1.8 million for the nine months ended September 30, 1996, a 65.0% increase. Total operating income was $959,000 for the three months ended September 30, 1997 compared to $466,000 for the three months ended September 30, 1996, a 105.9% increase. Net increase in shareholders' equity resulting from operations was $3.4 million for the nine months ended September 30, 1997, or $1.84 per share, compared to $169,000 for the nine months ended September 30, 1996. Net decrease in shareholders' equity resulting from operations was $42,000 for the three months ended September 30, 1997, or ($0.01) per share, compared to a decrease of $65,000 for the three months ended September 30, 1996. The press release issued by the Company on November 6, 1997 incorrectly reported an increase in shareholders' equity resulting from operations for the three months ended September 30, 1997 of $56,000 or $0.02 per share.

     Financial advisory fees were $1.1 million and $1.3 million for the nine months ended September 30, 1997 and 1996, respectively. The decline in financial advisory fees was attributable to a relative increase in management attention to engagements producing financing performance fees, and to the IPO. Financial performance fees were $798,000 and $241,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in financial performance fees was associated with the Company's successful completion of an engagement to advise the Allied Pilots Association on the structuring of an employee stock option plan at American Airlines. Other operating income was $428,000 and $265,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in other operating income was attributable to a higher level of expense reimbursement for the Company. Included in total operating revenue for the three months ended September 30, 1997 was interest income earned on investment securities and overnight repurchase agreements of $553,000.

  Operating Expenses

    Total operating expenses for the nine months ended September 30, 1997 and 1996 were $2.7 million and $1.9 million, respectively, an increase of 38.0%. Salaries and benefits for the nine months ended September 30, 1997 and 1996 were $1.2 million and $935,000, respectively, a 30.6% increase which was predominantly associated with increased levels of staffing. General and administrative expenses for the nine months ended September 30, 1997 and 1996 were $1.5 million and $772,000, respectively, a 96.1% increase primarily associated with the increased use of consultants by the Company. The increase in other expenses is attributable to a variety of expenses associated with potential transactions. For the nine months ended September 30, 1997 and 1996, interest expense was $60,000 and $21,000, respectively. The increase in interest expense relates to the Company's increased levels of working capital for the period in 1997 prior to the initial public offering.

    During the nine months ended September 30, 1997, the Company changed its evaluation of collectibility of a receivable from Martino's Bakery, Inc. due to Martino's improved financial condition, restructuring of repayment terms, and subsequent payment history. Therefore, the Company recorded a reversal in its provision for doubtful accounts totaling $177,000. During the nine months ended September 30, 1996, the Company had accrued $164,000 as a provision for doubtful accounts related to two companies, one of which was Martino's Bakery, Inc.

  Unrealized Appreciation of Investments

    Unrealized appreciation represents the periodic increases and decreases in the fair market value of the investments in the Company's portfolio. Fair market value is determined by the Board of Directors of the Company, taking into account recent independent third party valuations of these investments among other factors. For the nine months ended September 30, 1997 and 1996, the Company recorded net increases in unrealized appreciation of investments in its portfolio companies of $5.5 million and $441,000, respectively. Included in unrealized appreciation of investments during the first nine months of 1997 was $4.4 million associated with the acquisition of Biddeford Textile Company, formerly the blanket operation of the electric blanket manufacturing division of Sunbeam Products, Inc. In the second quarter of 1997, the Company structured a buyout transaction in which the Company, a local investor group, management, and Biddeford employees each received an ownership position at Biddeford. The Biddeford investment further diversified the Company's portfolio, which previously included investments in food products, steel products, and lift truck manufacturing, into consumer textile products. Also included in unrealized appreciation of investments during the first nine months of 1997 was appreciation of $731,000 associated with the Company's investment in Mobile Tool International, Inc., appreciation of $356,000 associated with Good Stuff Food Company, Inc., and depreciation of $158,000 associated with Martino's Bakery, Inc. The increase in unrealized appreciation at Mobile Tool was predominantly associated with increased revenues and operating efficiencies at Mobile Tool, combined with a refinancing which strengthened Mobile Tool's balance sheet. The increase in unrealized appreciation at Good Stuff Food Company was primarily associated with improved operating performance, also combined with a refinancing which strengthened Good Stuff's balance sheet. The unrealized depreciation at Martino's was associated with below-plan results at that company. The following table sets forth the components of unrealized appreciation of investments for the three and nine months ended September 30, 1997 and 1996:



                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                               --------------------------    -------------------------
                                                  1996            1997           1996          1997
                                               -----------    -----------    -----------    ----------

Erie Forge and Steel, Inc. .................   $    50,877    $      --      $   152,930    $      --
Good Stuff Food Company, Inc. ..............       (27,000)          --          (54,000)       355,675
Indiana Steel & Wire Corporation ...........         2,265           --            6,792           --
Martino's Bakery, Inc. .....................        13,041       (158,250)       143,459       (138,250)
Mobile Tool International, Inc. ............         3,400        174,022        191,900        731,111
Biddeford Textile Corporation ..............          --             --             --        4,399,605
                                               -----------    -----------    -----------    -----------
Total Unrealized Appreciation of Investments   $    42,583    $    15,772    $   441,081    $ 5,348,141
                                               ===========    ===========    ===========    ===========

  Provision for Income Taxes

    The Company recorded provisions for income taxes for the nine months ended September 30, 1997 and 1996 of $2.1 million and $109,000, respectively. Unrealized appreciation (depreciation) does not affect the actual tax paid by the Company. However, under GAAP, the Company provides for income taxes based on its GAAP pretax income, which includes unrealized appreciation (depreciation). Actual income taxes paid may differ substantially from the provision for income taxes, giving rise to the deferred tax liability shown on the balance sheet.

    Effective October 1, 1997, the Company has elected to be taxed as a regulated investment company (RIC) under Subchapter M of the Internal Revenue Code. As long as the Company qualifies as a RIC, it will be able to take a deduction against its otherwise taxable income for certain dividends it pays, allowing it to substantially reduce or eliminate its corporate-level tax liability. As a result, the provision for income taxes and associated deferred income tax liability shown in the periods ending September 30, 1997 and 1996 are not expected to be representative of future results.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

    The Company received net proceeds of $143.6 million in connection with its initial public offering which closed on September 9, 1997. At September 30, 1997, the Company had $13.3 million in cash and cash equivalents and $130.0 million in investments in Federal agency securities. Because it is a business development company, the Company is required to distribute quarterly 90% or more of its net operating income and net realized short-term capital gains to shareholders. While the Company will provide shareholders with the option of reinvesting their distributions in the Company, the Company anticipates having to borrow to obtain liquidity after the proceeds of the Offering have been fully invested.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Neither the Company, nor any of the Company's subsidiaries, are presently subject to any material litigation nor, to the Company's knowledge is any material litigation threatened against the Company or any subsidiary, other than routine litigation and administrative proceedings arising in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on the business, financial conditions, or results of operation of the Company or any subsidiary.


ITEM 2.  CHANGES IN SECURITIES

Not applicable because all sales of securities sold by the registrant during the period covered by this report were registered sales.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q


3.1 Articles of Incorporation, incorporated herein by reference to Exhibit 2.a of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. on August 12, 1997.

3.2 By-Laws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. on August 12, 1997.

4 Instruments defining rights of security holders, including indentures, incorporated herein by reference to Exhibits 2.d.1 and 2.d.2 of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. on August 12, 1997.

10 Material Contracts, incorporated herein by reference to Exhibits 2.k.1 and 2.k.2 of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. on August 12, 1997.

11       Statement regarding computation of earnings per share.

27       Financial Data Schedule.



b. The registrant has not filed any reports on a Current Report on Form 8-K during the quarter for which this report 10-Q is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN CAPITAL STRATEGIES, LTD.


November 14, 1997                           By:  /s/ Adam Blumenthal
                                                 ------------------------------
                                                 Adam Blumenthal
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                  and Secretary