Form 10-K
period 1993-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 1998-03-30
CIK 817473

As filed with the Securities and Exchange Commission on March __, 1998
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

          (Mark One)

          [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998; or

          [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                        Commission file number __________

                             ---------------------
                        AMERICAN CAPITAL STRATEGIES, LTD.

                                                  3 Bethesda Metro Center
                                                         Suite 860
         Delaware                                 Bethesda, Maryland 20814                      52-1451377
         --------                          ---------------------------------------              ----------
(State or other jurisdiction of            (Address of principal executive offices)          (I.R.S. Employer
 incorporation or organization)                                                             Identification No.)

Registrant's telephone number, including area code:  (301) 951-6122

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to section 12(g) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $0.01 par value                  Nasdaq Stock Market
          per share

          Indicate by check mark whether the registrant (1) has filed all report to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]. No [ ].
          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
          On March 26, 1998, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was approximately $[180,000,000] based upon a closing price of the Registrant's common stock of $22.88per share as reported on the NASDQ National Market System on that date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) . On March 26, 1997, there were 11,068,767 shares of the Registrant's common stock outstanding.
          DOCUMENTS INCORPORATED BY REFERENCE. The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1998 is incorporated by reference into certain sections of Part III herein.
          Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.
================================================================================

                                     PART I

ITEM 1.        BUSINESS OF THE COMPANY

BACKGROUND

        American Capital Strategies, Ltd., a Delaware corporation (the "Company"), was incorporated in 1986 to provide financial advisory services to and invest in small and medium sized businesses. On August 29, 1997, the Company completed an initial public offering ("IPO") of 10,382,437 shares of its common stock ("Common Stock") and became a non-diversified, closed end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). On October 1, 1997, the company began operations so as to qualify to be taxed as a regulated investment company (RIC) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the "Code"). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in small and medium sized companies. The Company continues to provides financial advisory services to businesses through ACS Capital Investments Corporation ("CIC"), a wholly-owned subsidiary. The Company had established itself as a leading firm in structuring and obtaining funding for management and employee buyouts of subsidiaries, divisions and product lines being divested by larger corporations through the use of an employee stock ownership plans ("ESOPs"). From its formation in 1986 through the IPO, the Company arranged 29 financing transactions aggregating over $400 million.

BUSINESS

        The Company is a buyout and specialty finance company that is principally engaged in providing senior debt, subordinated debt and equity to companies in need of capital for employee buyouts, management buyouts, growth, acquisitions, liquidity and restructuring. The Company invests up to $20 million in each transaction and through its subsidiary, CIC, will arrange and secure capital for larger transactions. The Company's primary business objectives are to increase its net operating income and net asset value by investing its assets in senior debt, subordinated debt with detachable warrants and equity of small to medium sized businesses with attractive current yields and potential for equity appreciation.

       The Company's loans typically range from $1 million to $20 million, mature in five to ten years, and require monthly or quarterly interest payments at variable rates based on the prime rate plus a margin. The Company prices its debt and equity investments based on its analysis of each transaction. As of December 31, 1997 the weighted average effective interest on the Company's debt investments was 14.5% and dividend rate on the Company's preferred stock investment was 15% The Company also invests in common stock which may not provide a current yield but would share in the appreciation of the investment. At December 31, 1997, common stock investments represented 6.0% of the Company's portfolio and common stock investments excluding CIC was 7.6% of the Company's investment in non-publicly traded securities. The Company expects common stock investments to represent the smallest percentage of its portfolio.

        The Company's equity interests in small and medium sized businesses are purchased with the goal of disposing of such interests and realizing a gain within three to seven years. The opportunity to realize such gain may occur if the business recapitalizes its equity, either through a sale to new owners or makes a public offering of its equity. The Company generally does not have the right to require that a business undergo an initial public offering by registering securities under the Securities Act of 1933, but the Company generally does have the right to sell its equity interests in a public offering by the business to the extent permitted by underwriters.

        In most cases, the Company also receives the right to require the business to purchase the warrants or stock held by the Company ("Put Rights") under various circumstances including, typically, the repayment of the Company's loans or debt securities. When no public offering is available, the Company may use its Put Rights to dispose of its equity interest in a business, although the Company's ability to exercise Put Rights may be limited or nonexistent if a business is illiquid.

        The Company makes available significant managerial assistance to its portfolio companies. Such assistance typically involves closely monitoring the operations of the company, participating in its board and management meetings, being available for consultation with its officers and providing organizational and financial guidance. Providing assistance to its borrowers serves as a control for the Company as well as provides an opportunity for the Company to assist in maximizing the operations of the borrower.

          Prior to the IPO, the Company established itself as a leading firm in structuring and obtaining funding for management and employee buyouts of subsidiaries, divisions and product lines being divested by larger corporations through the use of an ESOP. The selling entities have included Sunbeam Corporation, the U.S. Office of Personnel Management, American Premier Underwriters, Inc. (formerly Penn Central Corporation), Campbell Soup Company, Union Carbide Corporation, National Forge Company, Inc., Air Products Company, Ampco-Pittsburgh Corporation and British Petroleum Company. In most of the ESOP transactions structured by the Company, the employees agree to restructure their wages and benefits so that overall cash compensation is reduced while contributions of stock are made to an ESOP. The resulting company is structured so that the fair market value of stock contributed to the ESOP can be deducted from corporate income before paying taxes. Restructuring employee compensation together with the ESOP tax advantages has the effect of improving the cash flow of the ESOP company. The Company believes that its ESOP knowledge and experience and its ability to fund transactions positions the Company favorably in the market place.

        The Company continues providing financial advisory services and structuring of transactions through its wholly-owned subsidiary CIC. The typical advisory engagement includes a monthly retainer and a performance fee contingent upon closing of the transaction or event which is the subject of the engagement. Management believes that future growth of CIC is attainable through adding additional professionals, by gaining additional market share and by realizing the benefits of what is expected to be an increasing client base, which should expand as a result of its relationship with the Company.

         The Company believes that, through the structuring and advisory business, it has established an extensive referral network comprised of venture capitalists, investment bankers, attorneys, commercial bankers and business and financial brokers. CIC is continuing the relationships with the referral network and the Company utilizes the referral network and CIC's client base as its primary sources of investment opportunities.

LENDING AND INVESTMENT DECISION CRITERIA

        The Company reviews certain criteria in order to make investment decisions. The criteria listed below provide a general guide for the Company's lending and investment decisions, although not all criteria are required to be favorable in order for the Company to make an investment.

        Operating History. The Company focuses on target companies that have stable operating histories and are profitable or near profitable at existing operating levels. The Company reviews the target companies ability to service and repay debt based on its historical results of operations. The Company does not expect to lend or invest in start-up or other early stage companies.

        Growth. In addition to generating sufficient cash flow to service its debt, a potential recipient of the Company's financing generally is required to establish its ability to grow its cash flow. Anticipated growth will be a key factor in determining the value ascribed to any warrants and equity interests acquired by the Company.

        Liquidation Value of Assets. Although the Company does not operate as an asset-based lender, liquidation value of the assets collateralizing the Company's loans is an important factor in each credit decision. Emphasis is placed both on tangible assets (accounts receivable, inventory, plant, property and equipment) as well as intangible assets such as customer lists, networks, databases and recurring revenue streams.

        Experienced Management Team. The Company requires that each borrower have or promptly obtain a management team that is experienced and properly incentivized through a significant ownership interest in the borrower. The Company requires that a potential recipient of the Company's financing have a management team who have demonstrated the ability to execute the company's objectives and implement its business plan.

          Exit Strategy. Prior to making an investment, the Company analyzes the potential for the target company to experience a liquidity event that will allow the Company to realize value for its equity position. Liquidity events include, among other things, an initial public offering, a private sale of the Company's financial interest, a sale of the company, or a purchase by the company or one of its stockholders of the Company's equity position.

OPERATIONS

        Marketing and Origination Process. The Company and CIC have thirteen professionals responsible for originating loans and investments and providing financial assistance to small and medium sized businesses and intends to hire an additional five professionals by year end. To originate financing opportunities, these professionals use an extensive referral network comprised of venture capitalists, investment bankers, unions, attorneys, accountants, commercial bankers, unions, business brokers and prospective or existing ESOP companies. The Company also has an extensive set of internet sites that it uses to attract financing opportunities.

        Approval Process. The Company's financial professionals review informational packages in search of potential financing opportunities and conduct a due diligence investigation of each applicant that passes an initial screening process. This due diligence investigation generally includes one or more on-site visits, a review of the company's historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, and background checks and research on the applicant's product, service or particular industry. Upon completion of the due diligence investigation, the financial professional creates a profile summarizing the target company's historical financial statements, industry and management team and analyzing its conformity to the Company's general investment criteria. The financial professional then presents this profile to the Company's Credit Committee, which is comprised of David Gladstone, Malon Wilkus and Adam Blumenthal, the Chairman, President and Executive Vice President, respectively, of the Company. The Company's Credit Committee and the Company's Board of Directors must approve each financing.

        Support Services. A commercial bank provides certain loan accounting and administrative services for the Company's investments and also acts as the custodian of the Company's portfolio assets pursuant to and in accordance with the 1940 Act.

COMPETITION

        The Company's primary competitors include financial institutions and venture capital firms and other nontraditional lenders. Many of these entities have greater financial and managerial resources than the Company. Nevertheless, the Company believes that it competes effectively with these entities through, among other means, its responsiveness to the needs of its customers and its flexibility in structuring transactions.

EMPLOYEES

        As of March 20, 1998, the Company had twenty-two employees, thirteen of whom are professionals working on financings for small and medium sized businesses. The Company believes that its relations with its employees are excellent. The Company intends to continue maintaining a relatively low overhead by outsourcing many functions not directly related to marketing or underwriting its investments and the executive management of the Company.

THE COMPANY'S OPERATIONS AS A BDC AND RIC

        As a BDC, the Company may not acquire any asset other than Qualifying Assets unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

        (i) securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined as any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a small business investment company wholly-owned by the BDC and (c) does not have any class of publicly-traded securities with respect to which a broker may extend credit;

        (ii) securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

        (iii) cash, cash items, Government securities, or high quality debt securities maturing in one year or less from the time of investment.

        The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority, as defined in the 1940 Act, of the Company's shares. Since the Company made its BDC election, it has not made any substantial change in its structure or in the nature of its business.

        The Company operates so as to qualify as a RIC under the Internal Revenue Code of 1986 as amended. Generally in order to qualify as a RIC, the Company must distribute to shareholders in a timely manner, at least 90% of its "investment company taxable income" and 98% of its capital gain net income as defined by the code. The Company must derive at least 90% of its gross income from dividends, interest, payments with respect to securities loans, gain from the sale of stock or other securities, or other income derived with respect to its business of investing in such stock or securities as defined by the code. Additionally, the Company must diversify its holdings so that (i) at least 50% of the value of the Company's assets consists of cash, cash items, government securities and other securities if such other securities of any one issuer do not represent more than 5% of the Company's assets and 10% of the outstanding voting securities of the issuer and (ii) no more than 25% of the value of the Company's assets are invested in the securities of one issuer (other than U.S. government securities), or of two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or businesses.

TEMPORARY INVESTMENTS

        Pending investment in other types of Qualifying Assets, the Company has invested its otherwise uninvested cash primarily in cash, cash items, government securities, agency paper or high quality debt securities maturing in one year or less from the time of investment in such high quality debt investments ("Temporary Investments") so that at least seventy percent (70%) of its assets are Qualifying Assets. Typically, the Company invests in U.S. Treasury bills or in repurchase obligations of a "primary dealer" in government securities (as designated by the Federal Reserve Bank of New York) or of any other dealer whose credit has been established to the satisfaction of the Board of Directors. There is no percentage restriction on the proportion of the Company's assets that may be invested in such repurchase agreements. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Such interest rate is effective for the period of time during which the investor's money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. The Company requires the continual maintenance by its custodian or the correspondent in its account with the Federal Reserve/Treasury Book Entry System of underlying securities in an amount at least equal to the repurchase price. If the seller were to default on its repurchase obligation, the Company might suffer a loss to the extent that the proceeds from the sale of the underlying securities were less than the repurchase price. A seller's bankruptcy could delay or prevent a sale of the underlying securities.

LEVERAGE

        For the purpose of making investments other than Temporary Investments and to take advantage of favorable interest rates, the Company intends to issue in the future senior debt securities, up to the maximum amount permitted by the 1940 Act, which currently permits the Company, as a BDC, to issue senior debt securities and preferred stock (collectively, "Senior Securities") in amounts such that the Company's asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of Senior Securities. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, the Company would become exposed to the risks of leverage. Although the Company has no current intention to do so, it has retained the right to issue preferred stock. As permitted by the 1940 Act, the Company may, in addition, borrow amounts up to five percent (5%) of its total assets for temporary or emergency purposes.

ITEM 2.        PROPERTIES

        Neither the Company nor any of its subsidiaries owns any real estate or other physical properties materially important to the operation of the Company or any of its subsidiaries. The Company leases an aggregate of approximately 10,000 square feet of office space in four locations for terms ranging up to seven years.

ITEM 3.        LEGAL PROCEEDINGS

        Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, as of December 31, 1997, the Company was not presently a party to any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 1997, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

        Since the IPO the Company has distributed and currently intends to continue to distribute 90% of its net operating income and net realized short-term capital gains, if any, on a quarterly basis to its stockholders. Net realized long-term capital gains may be retained to supplement the Company's equity capital and support growth in its portfolio, unless the Board of Directors determines in certain cases to make a distribution. There is no assurance that the Company will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions.

        The Common Stock is quoted on the Nasdaq Stock Market under the symbol ACAS. As of March 25, 1998, the Company had 49 stockholders of record and approximately 1300 beneficial owners. The following table sets forth the range of high and low bid prices of the Company's Common Stock as reported on the Nasdaq Stock Market and the dividends declared by the Company for the period from August 29, 1997, when public trading of the Common Stock commenced, through March 25, 1998.


                                              BID PRICE
                                              ---------

                                                                                DIVIDEND
                                                HIGH             LOW            DECLARED
                                                ----             ---            --------

1997
Third Quarter (beginning August 29, 1997) . .   $20.25          $18.50            $.00

Fourth Quarter. . . . . . . . . . . . . . . .    20.75           16.50             .21

1998
First Quarter (through March 25, 1998). . . .    22.25           17.25             .25

ITEM 6.        SELECTED FINANCIAL DATA

        [Furnish the information required by Item 301 of Regulation S-K.]

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

        [Furnish the information required in Item 303 of Regulation S-K.]

ITEM 7A.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
               RISK

        [Furnish the information required by Item 305 of Regulation S-K.]

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        [Furnish the financial statements meeting the requirements of Regulation S-X, except ss. 210.3-05 and Article 11 thereof, and the supplementary financial information required by Item 302 of Regulation S-K. Financial statements of the registrant and its subsidiaries consolidated (as required by Rule 14a-3(b)) shall be filed under this Item. Other financial statements and schedules required under Regulation S-X may be filed as "Financial Statement Schedules" pursuant to Item 13, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, of this Form.]

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        [Furnish the information required by Item 302 of Regulation S-K.]

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information in response to this Item is incorporated herein by reference to the information provided in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 14, 1998 (the "1998 Proxy Statement") under the heading "Directors and Executive Officers of the Registrant."

ITEM 11.      EXECUTIVE COMPENSATION

        Information in response to this Item is incorporated herein by reference to the information provided in the 1998 Proxy Statement under the heading "Compensation of Directors and Executive Officers."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        Information in response to this Item is incorporated herein by reference to the information provided in the 1998 Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information in response to this Item is incorporated herein by reference to the information provided in the 1998 Proxy Statement under the heading "Certain Transactions."

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

        [(a) List the following: (1) all financial statements; (2) financial statement schedules required by Item 8 and paragraph (d) below; and (3) those exhibits required by Item 601 of Regulation S-K and paragraph (c) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item
149c) of this report
        (b) State whether any reports on Form 8-K have been filed during the last quarter of the period covered by this report.
        (c) File as exhibits those exhibits required by Item 601 of Regulation S-K.
        (d) Registrants shall file, as financial statement schedules to this Form, the financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b), including: (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.]

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN CAPITAL STRATEGIES, LTD.

                                      By:    /s/ John R. Erickson
                                             --------------------------
                                             John R. Erickson
                                             Chief Financial Officer
                                             (Principal Financial and
                                               Accounting Officer)

Date: March 31, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Title                          Date
----                                  -----                          ----

/s/ David J. Gladstone                Chairman and Director          March __, 1998
----------------------
David J. Gladstone

/s/ Malon Wilkus                      President and Director         March __, 1998
----------------
Malon Wilkus

/s/ Adam Blumenthal                   Executive Vice President       March __, 1998
-------------------                     and Director
Adam Blumenthal

/s/ John Erickson                     Vice President and Chief       March __, 1998
-----------------                       Financial Officer
John Erickson

/s/ Stephen L. Hester                 Vice President and General     March __, 1998
---------------------                   Counsel
Stephen L. Hester

/s/ Roland Cline                      Vice President                 March __, 1998
----------------
Roland Cline

/s/ Robert L. Allbritton              Director                       March __, 1998
------------------------
Robert L. Allbritton

/s/ Landon Butler                     Director                       March __, 1998
-----------------
Landon Butler

/s/ Neil M. Hahl                      Director                       March __, 1998
----------------
Neil M. Hahl

/s/ Phillip R. Harper                 Director                       March __, 1998
---------------------
Phillip R. Harper

/s/ Stan Lundine                      Director                       March __, 1998
----------------
Stan Lundine

/s/ Stephen P. Walko                  Director                       March __, 1998
--------------------
Stephen P. Walko

                                  EXHIBIT INDEX


        Exhibit                                    Description
        -------                                    -----------


        3.1               American Capital Strategies, Ltd. Second Amended and Restated Certificate of
                          Incorporation.  Incorporated herein by reference to Exhibit 2.a of the Pre-Effective
                          Amendment Number 1 to the Registration Statement on Form N-2 (File No.
                          333-29943) filed on August 12, 1997.

        3.2               American Capital Strategies, Ltd. 1997 Stock Option Plan.  Incorporated herein by reference to Exhibit i.2 of the Pre-Effective Amendment Number 1 to the
                          Registration Statement on Form N-2 (File No. 333-29943) filed on August 12, 1997.

         4                Instruments defining rights of security holders, including indentures.

         9                Voting Trust Agreement.

        10                Material Contracts.

        11                Statement regarding computation of per share earnings.

        12                Statement regarding computation of ratios.

        13                Annual Report.

        18                Letter regarding change in accounting principles.

        21                Subsidiaries of the registrant.

        22                Published report regarding matters submitted to vote of security holders.

        23 Consents of experts and counsel [Where the opinion of the expert or counsel has been incorporated by reference into a previously filed Securities Act registration statement].

        24                Power of Attorney.

        27                Financial Data Schedule.
