Form 10-K/A
period 1997-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 1998-03-31
CIK 817473

As filed with the Securities and Exchange Commission on March 31, 1998
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                    -----------

          (Mark One)

          [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997; or

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

          Indicate by check mark whether the registrant (1) has filed all report to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]. No [ ].
          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
          On March 26, 1998, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was approximately $224,000,000 based upon a closing price of the Registrant's common stock of $22.00 per share as reported on the NASDAQ National Market System on that date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) On March 26, 1998, there were 11,068,767 shares of the Registrant's common stock outstanding.
          DOCUMENTS INCORPORATED BY REFERENCE. The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1998 is incorporated by reference into certain sections of Part III herein.
          Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.
================================================================================
                             EXPLANATORY STATEMENT

     This Amendment to Form 10-K amends and supersedes in its entirety the Form 10-K filed on March 30, 1998. Such prior Form 10-K was filed as a result of a printer's error and was not filed under instruction of the issuer. Such prior Form 10-K should be considered to be withdrawn.
================================================================================

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

OPERATIONS

        Marketing and Origination Process. The Company and CIC have thirteen professionals responsible for originating loans and investments and providing financial assistance to small and medium sized businesses and intends to hire an additional five professionals by December 31, 1998. To originate financing opportunities, these professionals use an extensive referral network comprised of venture capitalists, investment bankers, unions, attorneys, accountants, commercial bankers, unions, business brokers and prospective or existing ESOP companies. The Company also has an extensive set of internet sites that it uses to attract financing opportunities.

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

EMPLOYEES

        As of March 26, 1998, the Company had twenty-four employees, thirteen of whom are professionals working on financings for small and medium sized businesses. The Company believes that its relations with its employees are excellent. The Company intends to continue maintaining a relatively low overhead by outsourcing many functions not directly related to marketing or underwriting its investments and the executive management of the Company.

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

TEMPORARY INVESTMENTS

        Pending investment in other types of Qualifying Assets, the Company has invested its otherwise uninvested cash primarily in cash, cash items, government securities, agency paper or high quality debt securities maturing in one year or less from the time of investment in such high quality debt investments ("Temporary Investments") so that at least seventy percent (70%) of its assets are Qualifying Assets. Typically, the Company invests in U.S. Treasury bills. Additionally, the Company may invest in repurchase obligations of a "primary dealer" in government securities (as designated by the Federal Reserve Bank of New York) or of any other dealer whose credit has been established to the satisfaction of the Board of Directors. There is no percentage restriction on the proportion of the Company's assets that may be invested in such repurchase agreements. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Such interest rate is effective for the period of time during which the investor's money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. The Company requires the continual maintenance by its custodian or the correspondent in its account with the Federal Reserve/Treasury Book Entry System of underlying securities in an amount at least equal to the repurchase price. If the seller were to default on its repurchase obligation, the Company might suffer a loss to the extent that the proceeds from the sale of the underlying securities were less than the repurchase price. A seller's bankruptcy could delay or prevent a sale of the underlying securities.

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

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

        Since the IPO, the Company has distributed and currently intends to continue to distribute 90% of its net operating income and net realized short-term capital gains, if any, on a quarterly basis to its shareholders. Net realized long-term capital gains may be retained to supplement the Company's equity capital and support growth in its portfolio, unless the Board of Directors determines in certain cases to make a distribution. There is no assurance that the Company will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions.

        The Common Stock is quoted on the Nasdaq Stock Market under the symbol ACAS. As of March 26, 1998, the Company had 49 stockholders of record and approximately 1300 beneficial owners. The following table sets forth the range of high and low bid prices of the Company's Common Stock as reported on the Nasdaq Stock Market and the dividends declared by the Company for the period from August 29, 1997, when public trading of the Common Stock commenced, through March 25, 1998.


                                              BID PRICE
                                              ---------

                                                                                DIVIDEND
                                                HIGH             LOW            DECLARED
                                                ----             ---            --------

1997
Third Quarter (beginning August 29, 1997) . .   $20.25          $18.50            $.00

Fourth Quarter. . . . . . . . . . . . . . . .    20.75           16.50             .21

1998
First Quarter (through March 26, 1998). . . .    22.25           17.25             .25

ITEM 6.        SELECTED FINANCIAL DATA


AMERICAN CAPITAL STRATEGIES, LTD.
--------------------------------------------------------------------------------
Selected Financial Data

The selected financial data should be read in conjunction with the Company's financial statements and notes thereto. As discussed in Notes 1 and 2, the Company completed an initial public offering of its common stock on August 29, 1997 and on October 1, 1997 began to operate so as to qualify to be taxed as a RIC. As a result of the changes, the financial results of the Company for periods prior to October 1, 1997 are not comparable to periods commencing October 1, 1997 and are not expected to be representative of the financial results of the Company in the future.

                                     Three Months| |  Nine Months
                                        Ended    | |     Ended                    Year Ended December 31,
                                     December 31,| |  September 30,     -------------------------------------------
                                         1997    | |      1997          1996        1995         1994          1993
                                         ----    | |      ----          ----        ----         ----          ----
Total operating income ............  $  2,796,667| |  $  2,900,801   $2,746,422   $2,705,632   $2,498,231   $1,882,158
Total operating expenses ..........       551,061| |     2,651,029    2,861,697    2,927,709    2,605,758    1,659,172
                                     ------------| |  ------------   ----------   ----------   ----------   ----------
Operating income (loss)                          | |
  before equity in earnings of                   | |
  unconsolidated operating                       | |
  subsidiary .....................      2,245,606| |       249,772     (115,275)    (222,077)    (107,527)     222,986
Equity in earnings of                            | |
  unconsolidated operating                       | |
  subsidiary .....................         24,213| |            --           --           --           --           --
                                     ------------| |  ------------   ----------   ----------   ----------   ----------
Net operating income (loss) ......      2,269,819| |       249,772     (115,275)    (222,077)    (107,527)     222,986
Change in unrealized                             | |
  appreciation on investments ....        167,573| |     5,321,421      483,665      370,696      956,294      (61,660)
Realized gain (loss)                             | |
  on investments .................             --| |            --           --       66,148      (22,784)          --
                                     ------------| |  ------------   ----------   ----------   ----------   ----------
Income before income taxes .......      2,437,392| |     5,571,193      368,390      214,767      825,983      161,326
Provision for income taxes .......             --| |     2,128,610      159,251       57,381      421,664       (2,458)
                                     ------------| |  ------------   ----------   ----------   ----------   ----------
Net increase in shareholders'                    | |
  equity resulting from                          | |
  operations ....................       2,437,392| |     3,442,583      209,139      157,386      404,319      163,784
                                     ------------| |  ------------   ----------   ----------   ----------   ----------
Per share data:                                  | |
  Net operating                                  | |
    income         Basic ........    $       0.21| |
                   Diluted ......    $       0.20| |
  Net increase in shareholders'                  | |
    equity resulting from                        | |
    operations     Basic ........    $       0.22| |
                   Diluted ......    $       0.21| |
  Cash dividends ................    $       0.21| |
                                                 | |
Balance Sheet Data:                              | |
  Total assets ..................    $150,705,354| | $154,322,393   $5,432,265   $4,382,994   $3,930,365   $2,821,611
  Total shareholders' equity ....     150,651,900| |  150,538,951    3,371,651    2,945,659    2,571,446    1,850,509


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

AMERICAN CAPITAL STRATEGIES, LTD.
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the economic conditions in which the Company operates negatively impacting the financial resources of the Company; certain of the Company's competitors with substantially greater financial resources than the Company reducing the number of suitable investment opportunities offered to the Company or reducing the yield necessary to consummate the investment; increased costs related to compliance with laws, including environmental laws; general business and economic conditions and other risk factors described in the Company's report filed from time to time with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act 1995 and, as such, speak only as of the date made.

The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and the notes therein. As discussed in Notes 1 and 2, the Company completed an initial public offering (IPO) of its common stock on August 29, 1997 and on October 1, 1997 began to operate so as to qualify to be taxed as a regulated investment company (RIC). After the IPO, the Company changed its primary business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to being a lender to and investor in small and medium sized businesses. As a result of the changes, the Company's predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. Additionally, pursuant to RIC accounting requirements, effective October 1, 1997, the Company's accounting for its operating subsidiary, ACS Capital Investments Corp. (CIC), changed from a consolidated basis to the equity method. The financial results of the Company for the periods through September 30, 1997 are not comparable to periods commencing October 1, 1997 and are not expected to be representative of the financial results of the Company in the future. Accordingly, those periods are discussed separately.

Results of Operations

The Company's financial performance as reflected in its Statements of Operations is composed of four primary elements. The first element is "Net operating income
(loss)," which for periods prior to October 1, 1997 (Pre-RIC) is the difference between the Company's revenue earned from arranging financing for small and medium sized businesses and other financial advisory work and its total operating expenses including ESOP contributions, depreciation and interest expense. For periods prior to October 1, 1997, ESOP contributions represented a significant component of total operating expenses. All required contributions to the Company's ESOP have been made by the Company, and further contributions will be made at the discretion of the Company's Board of Directors. Net operating income (loss) for periods commencing October 1, 1997 (Post-RIC) is primarily the interest and dividends earned from investing in debt and equity securities and the equity in earnings of its unconsolidated operating subsidiary less the operating expenses of the Company. The second element is "Change in unrealized appreciation of investments," which is the net change in the fair value of the Company's portfolio assets at the end of the period compared with their fair values at the beginning of the period or their stated costs, as appropriate. The third element is "Realized gain on investments," which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company's balance sheet. The fourth element is "Provision for income taxes," which reflects a statutory tax rate applied to the Company's GAAP pretax income for pre-RIC periods. Actual taxes paid have historically been lower than the provision primarily due to the temporary difference of the unrealized appreciation of investments which has resulted in a deferred tax liability on the Company's balance sheet. For post-RIC periods, the Company intends to operate so as to qualify to be taxed as a RIC. As long as the Company qualifies as a RIC, it will be able to take a deduction against its otherwise taxable income for certain dividends it pays, allowing it to substantially reduce or eliminate its corporate-level tax liability. As a result, the provisions for income taxes for post-RIC periods are expected to be minimal.

As discussed above, as a RIC, the Company is required to account for investments in operating subsidiaries under the equity method, regardless of ownership interest. Accordingly, the Company's investment in CIC, which prior to RIC status was consolidated, is presented on the equity method effective October 1, 1997. Therefore, commencing on October 1, 1997, and consistent with the equity method of accounting, the portfolio companies owned by CIC are not reported separately by the Company.

Three months ended December 31, 1997

Operating results for the three months ended December 31, 1997 (post-RIC) are summarized as follows:

                                                            Three Months Ended
                                                             December 31, 1997
                                                             -----------------
Operating income ...........................................     $2,796,667
Operating expenses .........................................        551,061
Equity in earnings of unconsolidated
  operating subsidiary .....................................         24,213
                                                                 ----------
Net operating income .......................................      2,269,819
Change in unrealized appreciation
  of investments ...........................................        167,573
                                                                 ----------
Net increase in shareholders' equity
  resulting from operations ................................     $2,437,392
                                                                 ==========

Total operating income consisted of approximately $700,000 in loan processing fees and $200,000 in interest on non- publicly traded securities and $1.9 million in interest on government agency securities and overnight repurchase agreements. The loan fees were earned as a result of closing three investments in private companies totaling $20.5 million during the period.

Operating expenses for the period consisted of $243,000 in salaries and benefits and $308,000 in general and administrative expenses.

Equity in earnings of unconsolidated operating subsidiary represents CIC's results including the portfolio companies. For the three months ended December 31, 1997, CIC's results included $414,000 of operating income, $987,000 of operating expenses, $605,000 of unrealized appreciation of investment and $8,000 in tax provisions.

The change in unrealized appreciation of investments as discussed in Note 2 to the financial statements is determined by the Company's Board of Directors. The change in unrealized appreciation of investments for the three month period is $167,000 which consists of an increase of $52,000 in the valuation of the government agency securities and an increase of $115,000 in the valuation of the investments in private companies.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

                                                      Nine Months Ended
                                                        September 30,
                                                      1997             1996
                                                      ----             ----
Operating income ..........................       $ 2,900,801       $ 1,757,972
Operating expenses ........................         2,651,029         1,921,195
                                                  -----------       -----------
Net operating income (loss) ...............           249,772          (163,223)
Change in unrealized
  appreciation of investments .............         5,321,421           441,081
Provision for income taxes ................         2,128,610           109,223
                                                  -----------       -----------
Net increase in shareholders'
  equity resulting from
  operations ..............................       $ 3,442,583       $   168,635
                                                  ===========       ===========

Total operating income was $2.9 million for the nine months ended September 30, 1997, compared to $1.8 million for the nine months ended September 30, 1996, a 65.0% increase. Financial advisory fees were $1.1 million and $1.3 million for the nine months ended September 30, 1997 and 1996, respectively. The decline in financial advisory fees was attributable to a relative increase in management attention to engagements producing financial performance fees, and to the IPO. Financial performance fees were $798,000 and $241,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in financial performance fees was associated with the Company's successful completion of an engagement to advise the Allied Pilots Association on the structuring of an employee option plan at American Airlines. Other operating income was $428,000 and $265,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in other operating income was attributable to a higher level of expense reimbursement for the Company. Included in total operating revenue for the nine months ended September 30, 1997 was interest income earned on investment securities and overnight repurchase agreements of $553,000.

Total operating expenses for the nine months ended September 30, 1997 and 1996 were $2.7 million and $1.9 million, respectively, an increase of 38.0%. Salaries and benefits for the nine months ended September 30, 1997 and 1996, were $1.2 million and $935,000, respectively, a 30.6% increase which was predominantly associated with increased levels of staffing. General and administrative expenses for the nine months ended September 30, 1997 and 1996, were $1.5 million and $772,000, respectively, a 96.1% increase primarily associated with the increased use of consultants by the Company. The increase in other expenses is attributable to a variety of expenses associated with potential transactions. For the nine months ended September 30, 1997 and 1996, interest expense was $60,000 and $21,000, respectively. The increase in interest expense relates to the Company's increased levels of working capital for the period in 1997 prior to the initial public offering.

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

For the nine months ended September 30, 1997 and 1996, the Company recorded net increases in unrealized appreciation of investments in its portfolio companies of $5.3 million and $441,000, respectively. Included in unrealized appreciation of investments during the first nine months of 1997 was $4.4 million associated with the acquisition of Biddeford Textile Company, formerly the blanket operation of the electric blanket manufacturing division of Sunbeam Products, Inc. Also included in unrealized appreciation of investments during the first nine months of 1997 was appreciation of $731,000 associated with the Company's investment in Mobile Tool International, Inc., appreciation of $356,000 associated with Four S Baking Company, Inc., and depreciation of $138,000 associated with Martino's Bakery, Inc.

The following table sets forth the components of the change in unrealized appreciation of investments for the nine months ended September 30, 1997 and 1996:

                                                         Nine Months Ended
                                                            September 30,
                                                      1997               1996
                                                      ----               ----
Government Securities ......................      $   (26,720)               --
Erie Forge and Steel, Inc. .................               --          $152,930
Four S Baking Company, Inc. ................          355,675           (54,000)
Indiana Steel & Wire Corporation ...........               --             6,792
Martino's Bakery, Inc. .....................         (138,250)          143,459
Mobile Tool International, Inc. ............          731,111           191,900
Biddeford Textile Corporation ..............        4,399,605                --
                                                  -----------          --------
Change in Unrealized Appreciation
  of Investments ...........................      $ 5,321,421          $441,081
                                                  ===========          ========

The Company recorded provisions for income taxes for the nine months ended September 30, 1997 and 1996 of $2.1 million and $109,000, respectively. Unrealized appreciation (depreciation) of investments does not affect the actual tax paid by the Company. However, under GAAP, the Company provides for income taxes based on its GAAP pretax income, which includes unrealized appreciation (depreciation) of investments. Actual income taxes paid may differ substantially from the provision for income taxes. The Company accounted for this difference by recognition of the deferred tax liability shown on the balance sheet.

Years ended December 31, 1996 and 1995
                                                            Year Ended
                                                           December 31,
                                                      1996               1995
                                                      ----               ----
Operating income .............................      $2,746,422       $2,705,632
Operating expense excluding
  ESOP contribution ..........................       2,645,814        2,710,882
ESOP contribution ............................         215,883          216,827
                                                    ----------       ----------
Total operating expense ......................       2,861,697        2,927,709
                                                    ----------       ----------
Net operating loss before
  investment activity ........................        (115,275)        (222,077)
Change in unrealized appreciation
  of investments .............................         483,665          370,696
Realized gain on investments .................              --           66,148
Provision for income taxes ...................         159,251           57,381
                                                    ----------       ----------
Net increase in shareholders' equity
  resulting from operations ..................      $  209,139       $  157,386
                                                    ==========       ==========

Operating income consists predominantly of financial advisory fees, which are hourly or periodic fees earned by the Company for providing advice and analysis to small and medium sized businesses, and financial performance fees, which are fees earned on a contingent basis for structuring, financing, or executing transactions. During 1996, financial advisory fees and financial performance fees constituted 86.9% of total revenue; during 1995, financial advisory fees and financial performance fees constituted 90.1% of total revenue. During each of the years ended December 31, 1996 and 1995, the Company earned operating income of $2.7 million. Other components of operating income consisted primarily of expense reimbursements.

Total operating expenses at the Company were $2.862 million in 1996, a 2.3% decrease from $2.928 million in 1995. Salaries and benefits, excluding ESOP contributions, were $1.5 million in 1995 and declined 28.1% to $1.1 million in 1996. The reduction in salaries and benefits is the result of an increased use of outside consultants in the Company's financial advisory work and the reduction in bonuses in 1996. General and administrative and other expenses increased 51% from $.9 million in 1995, to $1.3 million in 1996. The increased use of consultants was the primary reason for the increase in general and administrative expenses from 1995 to 1996.

The Company's interest expense was $33,000 in 1996 and $37,000 in 1995. Interest expense is primarily associated with credit facilities used by the Company to support its working capital requirements and, beginning in 1996, to finance a portion of its investments in small and medium sized businesses. The Company's total borrowings under these facilities were approximately $430,000 at December 31, 1996 and $161,000 at December 31, 1995. In addition, the Company had a note payable to its President in the amount of $74,000 at December 31, 1996 and $66,000 at December 31, 1995. During 1995 and 1996, the Company has paid interest on its debt obligations to unrelated parties at rates ranging from 1.5% above the lender's base rate of interest to 3% above such rate. The rate of interest on the Company's note payable to its President was 4% above the prime rate of interest.

The Company made ESOP contributions of $216,000 in 1996 and $217,000 in 1995. These contributions represent an allocation of the preferred stock held by the ESOP to the Company's employees which preferred stock was converted into common stock on a one for one basis on July 28, 1997. As a result, these contributions did not result in a cash outflow from the Company. These contributions were deductible for tax purposes and served to reduce the Company's tax obligations. At December 31, 1996, unearned ESOP shares totaled $117,000, and the Company's obligation to make further contributions to the ESOP was limited to that amount.

When an investment is sold, disposed of, or liquidated, the difference between the ultimate value realized on the investment and its cost is shown as a realized gain or loss on the investment. The Company realized a gain of $66,000 in 1995 on the sale of an investment in a portfolio company.

For the years ended December 31, 1996 and 1995, the Company recorded net increases in unrealized appreciation of investments of $484,000 and $371,000, respectively. Unrealized appreciation represents the periodic increases and decreases in the fair market value of the investments in the Company's portfolio. Fair market value is determined by the Board of Directors of the Company, taking into account recent independent third party valuations of these investments. The following chart sets forth the components of change in unrealized appreciation of investments for the years ended December 31, 1996 and 1995:

                                                             Year Ended
                                                            December 31,
                                                        1996            1995
                                                        ----            ----

Erie Forge and Steel, Inc. ...................        $203,808        $(208,937)
Four S Baking Company, Inc. ..................         (81,000)         499,250
Indiana Steel & Wire Corporation .............           9,057           (5,719)
Martino's Bakery, Inc. .......................         156,500          (18,250)
Mobile Tool International, Inc. ..............         195,300          170,500
The C.M. Kemp Manufacturing
  Company(1) .................................              --          (66,148)
                                                      --------        ---------
Change in Unrealized Appreciation
  of Investments .............................        $483,665        $ 370,696
                                                      ========        =========
----------
(1) The Company's investment in the C.M. Kemp Manufacturing Company (Kemp) was sold in 1995 for a gain over the original cost of the investment. The Company had recorded unrealized appreciation in the amount of this gain prior to the sale and, thus, at the time of sale, Kemp was sold for the value at which it was then reflected on the Company's balance sheet. The Company then recorded depreciation of $66,000 in 1995 to reverse the unrealized appreciation and recognize the realized appreciation associated with the sale of Kemp.

During 1996 and 1995, the Company was taxed as a C Corporation. Unrealized appreciation (depreciation) of investments does not affect the actual tax paid by the Company. However, under GAAP, the Company provides for income taxes based on its GAAP pretax income, which includes unrealized appreciation (depreciation) of investments. The Company accounted for this difference by recognition of deferred tax provisions of $159,000 in 1996 and $57,000 in 1995.

Financial Condition, Liquidity, and Capital Resources

The Company received proceeds of $143.6 million in connection with its IPO which was completed on August 29, 1997. At December 31, 1997, the Company had $8.9 million in cash and cash equivalents and $112.8 million in investments in Federal agency securities. As a RIC, the Company is required to distribute annually 90% or more of its net operating income and net realized short-term capital gains to shareholders. While the Company will provide shareholders with the option of reinvesting their distributions in the Company, the Company anticipates having to borrow to obtain liquidity after the proceeds of the IPO have been fully invested in the debt and equity of small and medium sized businesses. No assurance can be given that such liquidity will be obtainable, or obtainable at interest rates favorable to the Company.

Impact of The Year 2000

The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company principally utilizes for its internal accounting and administrative requirements software written by third parties for sale to the public and not specifically written for the Company. Many of these software developers are reviewing and updating their programs to address the Year 2000 issue. The Company does not anticipate that it has significant exposure to the Year 2000 issue for its internal accounting and administrative software. The Company utilizes a commercial bank for loan processing and loan accounting. The Company will receive an assessment from the commercial bank of the potential for exposure and develop a plan to minimize or eliminate potential exposure in the loan processing and accounting area during 1998. The Company invests and will continue to invest in small and medium sized businesses. The Company will review the Year 2000 issue with the investee companies and make a determination of the potential impact. The Company currently cannot assess its exposure or the potential impact of the Year 2000 issue on its investees.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------
Report of Independent Auditors


Board of Directors
American Capital Strategies, Ltd.

We have audited the accompanying balance sheets of American Capital Strategies, Ltd., including the schedules of investments, as of December 31, 1997 and 1996, the related statements of operations, shareholders' equity and cash flows for the three months ended December 31, 1997, the nine months ended September 30, 1997, the years ended December 31, 1996 and 1995, and the financial highlights for the three months ended December 31, 1997. These financial statements and the financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of American Capital Strategies, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the three months ended December 31, 1997, the nine months ended September 30, 1997, the years ended December 31, 1996 and 1995, and the financial highlights for the three months ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                          /s/  Ernst & Young LLP

Washington, D.C.
February 12, 1998

AMERICAN CAPITAL STRATEGIES, LTD.
--------------------------------------------------------------------------------
Balance Sheets

                                                                              December 31,  | |    December 31,
                                                                                  1997      | |        1996
                                                                                  ----      | |        ----
Assets                                                                          (Note 2)    | |
Investments at fair value (cost or initial value of $133,274,408 and
  $905,748, respectively) ..................................................  $133,415,261  | |    $3,980,421
Cash and cash equivalents ..................................................     8,862,416  | |       322,664
Investment in unconsolidated operating subsidiary ..........................     6,868,880  | |            --
Due from unconsolidated operating subsidiary ...............................       861,028  | |            --
Interest receivable ........................................................       643,687  | |            --
Accounts receivable (net of allowance for doubtful accounts of                              | |
  $0 and $249,609, respectively) ...........................................            --  | |       917,625
Income taxes receivable ....................................................            --  | |        52,225
Property and equipment:                                                                     | |
  Computer equipment .......................................................            --  | |       154,182
  Office furniture and equipment ...........................................            --  | |        96,827
  Less: accumulated depreciation ...........................................            --  | |      (130,495)
                                                                              ------------  | |    ----------
                                                                                        --  | |       120,514
Other ......................................................................        54,082  | |        38,816
                                                                              ------------  | |    ----------
Total assets ...............................................................  $150,705,354  | |    $5,432,265
                                                                              ============  | |    ==========
                                                                                            | |
Liabilities and Shareholders' Equity                                                        | |
Accounts payable and accrued liabilities ...................................  $     53,454  | |    $  322,252
Due to related parties .....................................................            --  | |        78,142
Deferred taxes .............................................................            --  | |     1,230,536
Notes payable ..............................................................            --  | |       429,684
                                                                              ------------  | |    ----------
Total liabilities ..........................................................        53,454  | |     2,060,614
Shareholders' equity:                                                                       | |
  Undesignated preferred stock, $0.01 par value, 90,000 and 5,000,000 shares                | |
    authorized, respectively, 0 issued and outstanding .....................            --  | |            --
  Class A preferred stock, $50 par value, 0 and 10,000 shares authorized,                   | |
    respectively, and $0 and 6,857 issued and outstanding, respectively ....            --  | |     1,419,399
  Unearned ESOP shares .....................................................            --  | |      (116,668)
  Common stock, $.01 par value, 20,000,000 and 2,985,900 shares authorized,                 | |
    and 11,068,767 and 481,058 issued and outstanding, respectively ........       110,688  | |         4,811
  Capital in excess of par value ...........................................   144,939,913  | |        10,407
  Retained earnings ........................................................            --  | |     2,053,702
  Undistributed net realized earnings ......................................       (54,624) | |            --
  Unrealized appreciation of investments ...................................     5,655,923  | |            --
                                                                              ------------  | |    ----------
Total shareholders' equity .................................................   150,651,900  | |     3,371,651
                                                                              ------------  | |    ----------
Total liabilities and shareholders' equity .................................  $150,705,354  | |    $5,432,265
                                                                              ============  | |    ==========

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
--------------------------------------------------------------------------------
Schedule of Investments
December 31, 1997

                                                                                Industry            Cost         Fair Value
                                                                                --------            ----         ----------
Senior Debt--4.07%
Four S Baking Company ...................................
                                                                              Baking            $  1,825,477    $  1,825,477
BIW Connector Systems, LLC ..............................                     Manufacturing        3,890,000       3,890,000
                                                                                                ------------    ------------
Subtotal                                                                                           5,715,477       5,715,477

Subordinated Debt--7.88%
Four S Baking Company ...................................                     Baking               1,491,797       1,491,797
BIW Connector Systems, LLC ..............................                     Manufacturing        6,350,260       6,350,260
Westwinds Group Holdings, Inc. ..........................                     Restaurant           3,205,662       3,205,662
                                                                                                ------------    ------------
Subtotal ................................................                                         11,047,719      11,047,719

Convertible Preferred Stock(2)--1.64%
Four S Baking Company 15% dividend convertible into
  51,390 shares of common stock or 10.89% of Co. ........                     Baking               2,302,500       2,302,500

Common Stock Warrants(1)(2)--1.13%
Four S Baking Company 15,390 shares 3.26% of Co. ........                     Baking                 461,700         577,125
BIW Connector Systems, LLC 8% of LLC ....................                     Manufacturing          652,000         652,000
Westwinds Group Holdings, Inc. 5% of Co. ................                     Restaurant             350,000         350,000
                                                                                                ------------    ------------
Subtotal ................................................                                          1,463,700       1,579,125

Subtotal--non-publicly traded securities--14.72% ........                                         20,529,396      20,644,821

Government Securities--80.38%
FHLB Discount Note due 2/4/98 ...........................                                         20,969,205      20,981,628
FHLB Discount Note due 3/6/98 ...........................                                         10,892,628      10,898,000
FHLB Discount Note due 4/1/98 ...........................                                          9,865,203       9,868,130
FNMA Discount Note due 4/24/98 ..........................                                          6,877,260       6,883,007
FFCB 5.90% due 6/2/98 ...................................                                         20,016,853      20,016,000
FHLB Discount Note due 6/8/98 ...........................                                         14,645,792      14,643,875
FHLB Discount Note due 8/20/98 ..........................                                         14,483,150      14,479,800
FNMA 5.71% due 9/9/98 ...................................                                         14,994,920      15,000,000
                                                                                                ------------    ------------
Total Investments .......................................                                        112,745,011     112,770,440

Investment in Unconsolidated Operating
  Subsidiary--4.90%                                                           Investment
ACS Capital Investments Corporation(1)(2)--100% of Co. ...                    Banking                402,700       6,868,880
                                                                                                ------------    ------------
Totals ..................................................                                       $133,677,107    $140,284,141
                                                                                                ============    ============

Schedule of Investments
December 31, 1996
                                                             Industry                                Cost         Fair Value
                                                             --------                                ----         ----------
Common Stock(1)
Erie Forge and Steel, Inc.... 120,773 Shares .............  Manufacturing                       $    500,000    $  2,736,418
Four S Baking Company........  27,000 Shares .............  Baking                                    67,750         486,000
Indiana Steel & Wire
  Corporation................   7,547 Shares .............  Manufacturing                             42,914          58,869
Martino's Bakery, Inc........  50,000 Shares .............  Baking                                   120,750         259,000
Mobile Tool International,
  Inc. ......................   6,130 Shares .............  Manufacturing                             74,334         440,134
                                                                                                ------------    ------------
Totals ..................................................                                       $    905,748    $  3,980,421
                                                                                                ============    ============

----------
(1) Non-income producing
(2) Affiliate

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
--------------------------------------------------------------------------------
Statements of Operations

                                                          Three Months | |  Nine Months            Year Ended
                                                            Ended      | |     Ended        --------------------------
                                                          December 31, | |  September 30,   December 31,  December 31,
                                                              1997     | |      1997            1996          1995
Operating Income                                            (Note 2)
Financial advisory fees .................................          --  | |    $1,122,357     $1,738,295     $1,148,752
Financial performance fees ..............................          --  | |       797,600        649,030      1,288,797
Interest income .........................................  $2,122,876  | |       553,267             --             --
Loan processing fees ....................................     653,568  | |            --             --             --
Other ...................................................      20,223  | |       427,577        359,097        268,083
                                                           ----------  | |    ----------     ----------     ----------
Total operating income ..................................   2,796,667  | |     2,900,801      2,746,422      2,705,632
                                                                       | |
Operating Expenses                                                     | |
Salaries and benefits ...................................     243,142  | |     1,220,907      1,283,198      1,701,660
General, administrative and other .......................     307,919  | |     1,514,122      1,282,195        851,314
Provision for (reversal of) doubtful accounts ...........          --  | |      (177,198)       224,329        302,283
Interest ................................................          --  | |        60,034         32,959         37,037
Depreciation and amortization ...........................          --  | |        33,164         39,016         35,415
                                                           ----------  | |    ----------     ----------     ----------
Total operating expenses ................................     551,061  | |     2,651,029      2,861,697      2,927,709
                                                           ----------  | |    ----------     ----------     ----------
Operating income (loss) before equity in earnings of                   | |
  unconsolidated operating subsidiary ...................   2,245,606  | |       249,772       (115,275)      (222,077)
Equity in earnings of unconsolidated operating                         | |
  subsidiary ............................................      24,213  | |            --             --             --
                                                           ----------  | |    ----------     ----------     ----------
Net operating income (loss) .............................   2,269,819  | |       249,772       (115,275)      (222,077)
Realized gain on investments ............................          --  | |            --             --         66,148
Change in unrealized appreciation of investments ........     167,573  | |     5,321,421        483,665        370,696
                                                           ----------  | |    ----------     ----------     ----------
Income before income taxes ..............................   2,437,392  | |     5,571,193        368,390        214,767
Provision for income taxes ..............................          --  | |     2,128,610        159,251         57,381
                                                           ----------  | |    ----------     ----------     ----------
Net increase in shareholders' equity resulting                         | |
  from operations .......................................  $2,437,392  | |    $3,442,583     $  209,139     $  157,386
                                                           ==========  | |    ==========     ==========     ==========
                                                                       | |
Net operating income per share            Basic .........  $     0.21  | |
                                          Diluted .......  $     0.20  | |
                                                                       | |
Net increase in shareholders' equity      Basic .........  $     0.22  | |
  resulting from operations per share     Diluted .......  $     0.21  | |
                                                                       | |
Weighted average shares of                Basic .........  11,068,767  | |
  common stock outstanding                Diluted .......  11,405,385  | |

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, INC.
--------------------------------------------------------------------------------
Statements of Shareholders' Equity

                                                Unearned        Common Stock        Capital
                                   Preferred      ESOP       ------------------  in Excess of    Retained
                                     Stock       Shares      Shares      Amount    Par Value     Earnings
                                     -----       ------      ------      ------    ---------     --------
Balance at
  December 31, 1994 ...........   $ 1,419,399  $(549,378)     480,312  $  4,804  $      9,444  $ 1,687,177

  Net increase in share-
    holders' equity result-
    ing from operations .......            --         --           --        --            --      157,386
  ESOP shares earned ..........            --    216,827           --        --            --           --
                                  -----------  ---------    ---------   -------  ------------  -----------
Balance at
  December 31, 1995 ...........   $ 1,419,399  $(332,551)     480,312   $ 4,804  $      9,444  $ 1,844,563

  Net increase in share-
  holders' equity result-
  ing from operations .........            --         --           --        --            --      209,139
Options exercised .............            --         --          746         7           963           --
ESOP shares earned ............            --    215,883           --        --            --           --
                                  -----------  ---------    ---------   -------  ------------  -----------
Balance at
  December 31, 1996 ...........   $ 1,419,399  $(116,668)     481,058   $ 4,811  $     10,407  $ 2,053,702
                                  -----------  ---------    ---------   -------  ------------  -----------
  Net increase in share-
    holders' equity result-
    ing from operations .......            --         --           --        --            --    3,442,583
  Contribution of common
    stock to ESOP .............            --         --          529         5         7,930       (7,935)
  Conversion of preferred
    stock to common
    stock .....................    (1,419,399)        --      204,743     2,047     1,417,352           --
  Issuance of common
    stock .....................            --         --   10,382,437   103,825   143,504,224           --
  ESOP shares earned ..........            --    116,668           --        --            --           --
                                  -----------  ---------    ---------   -------  ------------  -----------
Balance at
  September 30, 1997 ..........   $        --  $      --   11,068,767  $110,688  $144,939,913  $ 5,488,350
                                  ===========  =========   ==========  ========  ============  ===========


============================================================================================================


  Effect of reorganization as
    a RIC (Note 2) ............            --         --        --        --            --      (5,488,350)
  Net increase in share-
    holders' equity result-
    ing from operations .......            --         --        --        --            --              --
  Distributions ...............            --         --        --        --            --              --
                                  -----------  ---------    ---------   -------  ------------  -----------
Balance at
  December 31, 1997 ...........   $        --  $      --   11,068,767  $110,688  $144,939,913  $        --
                                  ===========  =========   ==========  ========  ============  ===========

                                   Undistributed     Unrealized          Total
                                    Net Realized    Appreciation     Shareholders'
                                      Earnings      of Investments      Equity
                                      --------      --------------      ------
Balance at
  December 31, 1994 ...........                                      $  2,571,446

  Net increase in share-
  holders' equity result-
  ing from operations .........                                           157,386
  ESOP shares earned ..........                                           216,827
                                    -----------       ----------     ------------
Balance at
  December 31, 1995 ...........                                      $  2,945,659
                                    -----------       ----------     ------------
  Net increase in share-
  holders' equity result-
  ing from operations .........                                           209,139
Options exercised .............                                               970
ESOP shares earned ............                                           215,883
                                    -----------       ----------     ------------
Balance at
  December 31, 1996 ...........                                      $  3,371,651
                                    -----------       ----------     ------------
  Net increase in share-
    holders' equity result-
    ing from operations .......                                         3,442,583
  Contribution of common
    stock to ESOP .............                                                --
  Conversion of preferred
    stock to common
    stock .....................                                                --
  Issuance of common
    stock .....................                                       143,608,049
  ESOP shares earned ..........                                           116,668
                                    -----------       ----------     ------------
Balance at
  September 30, 1997 ..........                                      $150,538,951
                                    ===========       ==========     ============

=================================================================================
  Effect of reorganization as
    a RIC (Note 2) ............                       $5,488,350
  Net increase in share-
    holders' equity result-
    ing from operations .......     $ 2,269,819          167,573        2,437,392
  Distributions ...............      (2,324,443)              --       (2,324,443)
                                    -----------       ----------     ------------
Balance at
  December 31, 1997 ...........     $   (54,624)      $5,655,923     $150,651,900
                                    ===========       ==========     ============

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
--------------------------------------------------------------------------------
Statements of Cash Flows

                                                          Three Months   | |  Nine Months                Year Ended
                                                              Ended      | |     Ended          -----------------------------
                                                           December 31,  | |  September 30,     December 31,     December 31,
                                                               1997                1997             1996              1995
                                                               ----      | |       ----             ----              ----
Operating activities                                         (Note 2)    | |
  Net increase in shareholders' equity resulting                         | |
    from operations ....................................     $ 2,437,392 | |    $  3,442,583        $ 209,139        $ 157,386
    Adjustments to reconcile net increase in                             | |
      shareholders' equity resulting from                                | |
      operations to net cash provided by                                 | |
      (used in) operating activities:                                    | |
        Depreciation and amortization ..................              -- | |          32,332           39,016           35,415
        Unrealized appreciation of investments .........        (167,537)| |      (5,321,421)        (483,665)        (370,696)
        Realized gain on investments ...................              -- | |              --               --          (66,148)
        Net amortization of securities .................      (1,233,443)| |        (337,159)              --               --
        Amortization of deferred finance costs .........              -- | |           3,357           11,088            7,332
        Provision for deferred income taxes ............              -- | |       2,102,243          120,578          115,485
        Loss on disposal of property                                     | |
          and equipment ................................              -- | |              --              629               91
        ESOP contribution ..............................              -- | |         116,668          215,883          216,827
        Increase in interest receivable ................        (206,946)| |        (122,074)              --               --
        Provision for doubtful accounts ................              -- | |        (177,198)         224,329          302,283
        Increase in due from unconsolidated                              | |
          operating subsidiary .........................        (526,149)| |              --               --               --
        Increase in accounts receivable ................              -- | |         486,198         (865,311)        (182,056)
        (Increase) decrease in income taxes receivable..              -- | |          24,554          100,922          (32,822)
        Decrease (increase) in other assets ............          61,947 | |        (112,483)           5,665           (3,554)
        Increase (decrease) in accounts payable and                      | |
          accrued liabilities ..........................        (328,195)| |         128,419          227,930           29,538
        Gain of unconsolidated operating subsidiary ....         (24,213)| |              --               --               --
                                                            ------------ | |   -------------        ---------        ---------
Net cash provided by (used in) operating activities ....          12,856 | |         266,019         (193,797)         209,081
Investing activities                                                     | |
  Proceeds from sale or maturity of investments ........      35,000,000 | |          60,000               --           66,148
  Purchase of investments ..............................     (20,529,396)| |        (482,889)         (74,640)          (6,674)
  Purchase of securities ...............................     (16,592,667)| |    (129,896,447)              --               --
  Purchases of property and equipment,                                   | |
    net of disposals ...................................              -- | |         (28,415)         (39,669)         (20,304)
                                                            ------------ | |   -------------        ---------        ---------
Net cash provided by (used in) investing activities ....      (2,122,063)| |    (130,347,751)        (114,309)          39,170
Financing activities                                                     | |
  Proceeds from notes payable ..........................              -- | |         589,625          429,684               --
  Principal payments of notes payable ..................              -- | |      (1,019,309)        (160,833)         (77,500)
  Increase in deferred finance costs ...................              -- | |              --           (4,000)         (25,849)
  Increase (decrease) in due to related parties ........              -- | |         (78,142)           5,920           10,893
  Issuance of common stock .............................              -- | |     143,608,049               --               --
  Options exercised ....................................              -- | |              --              970               --
  Distributions ........................................      (2,324,443)| |              --               --               --
                                                            ------------ | |   -------------        ---------        ---------
Net cash provided by (used in) financing activities ....      (2,324,443)| |     143,100,223          271,741          (92,456)
                                                            ------------ | |   -------------        ---------        ---------
Net increase (decrease) in cash and cash equivalents ...      (4,433,650)| |      13,018,491          (36,365)         155,795
Cash and cash equivalents at beginning of year .........      13,296,066 | |         322,664          359,029          203,234
                                                            ------------ | |   -------------        ---------        ---------
Cash and cash equivalents at end of year ...............    $  8,862,416 | |   $  13,341,155        $ 322,664        $ 359,029
                                                            ============ | |   =============        =========        =========

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
--------------------------------------------------------------------------------
Financial Highlights

                                                                         Three Months Ended
                                                                          December 31, 1997
                                                                          -----------------
Per Share Data(1)
Net asset value at beginning of the period                                       $ 13.60
Net operating income                                                                0.21
Net realized and unrealized gains on investments                                    0.01
                                                                            ------------
Net increase in shareholders' equity from operations                                0.22
Distribution of net investment income                                               0.21
                                                                            ------------
Net asset value at end of period                                                 $ 13.61
Per share market value at end of period                                         $ 18.125
Shares outstanding at end of period                                           11,068,767

Ratio/Supplemental Data
Net assets at end of period                                                 $150,651,900
Ratio of operating expenses to average net assets(2)                                1.46%
Ratio of net operating income to net assets(2)                                      6.03%

----------
(1) Basic per share data
(2) Amounts were annualized since the results are for a three-month period.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
--------------------------------------------------------------------------------
Notes to Financial Statements

Note 1. Organization

American Capital Strategies, Ltd. (the Company) is a Delaware corporation formed in 1986 to provide merchant banking services to and invest in small and medium sized businesses.

On August 29, 1997, the Company completed an initial public offering (IPO) of 10,382,437 shares of common stock, and elected to be treated as a Business Development Company under the Investment Company Act of 1940, as amended. On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (RIC) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code. As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis primarily to being a lender to and investor in small and medium sized companies. As a result of the changes, the Company is operating as a holding company whose predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. The Company's investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders' equity through appreciation in value of the Company's equity interests. The Company also provides financial advisory services to businesses through ACS Capital Investments Corporation (CIC), a wholly-owned subsidiary. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, and Savannah.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and for periods commencing with the Company's election to be treated as a RIC, in accordance with Article 6 of Regulation S-X of the Code of Federal Regulations. For the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995 the financial statements are prepared on a consolidated basis with the accounts of the CIC, the Company's wholly owned subsidiary. All intercompany transactions and balances were eliminated. Effective October 1, 1997, pursuant to RIC accounting requirements, CIC was deconsolidated, and, as a result, for the three months ended December 31, 1997 the Company accounted for its investment in CIC under the equity method. In connection with this change, the Company contributed the following assets and liabilities to CIC:

Investment in Erie Forge and Steel .................................  $2,736,418
Other assets .......................................................     791,228
Other liabilities ..................................................      68,996
Deferred tax liability .............................................   3,332,771

As a result of these changes, the Company's financial statements for periods through September 30, 1997 (pre-RIC periods) are not comparable with the financial statements for periods commencing after October 1, 1997 (post-RIC periods).

Valuation of Investments
Investments are carried at fair value, as determined by the Board of Directors.

Securities which are publicly traded are valued at the closing bid price on the valuation date.

Debt and equity securities which are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. In making such determination, the Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, the Board of Directors determines the fair value based on the collateral, the issuer's ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Cash and Cash Equivalents
Cash and cash equivalents consist of demand, deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount is amortized into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date.

Financial Advisory and Performance Fee Recognition
Financial advisory fees represent amounts received for providing advice and analysis to small and medium sized businesses and are recognized as earned based on hours incurred. Financial performance fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Financial advisory and performance fees are for services provided by CIC.

Loan Processing Fee Recognition
Loan processing fees are recorded as income on the closing date of the related loan.

Realized Gain or Loss and Unrealized Appreciation or Depreciation on Investments
Realized gain or loss is recorded at the disposition of an investment and is the difference between the net proceeds from the sale and the cost basis of the investment. Unrealized appreciation or depreciation reflects the difference between the Board of Directors' valuation of the investments and the cost basis of the investments.

Distributions to Shareholders
Distributions to shareholders are recorded on the ex-dividend date.

Federal Income Taxes
The Company operates so as to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine "taxable income." The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income. Therefore, the statement of operations contains no provision for income taxes for the three months ended December 31, 1997.

During the pre-RIC periods, the Company operated under Subchapter C of the Internal Revenue Code and calculated its tax provision pursuant to Statement of Financial Accounting Standards No. 109. Deferred income taxes were determined based on the differences between financial reporting and tax basis of assets and liabilities.

Use of Estimates in Preparation of
Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Property and Equipment
Property and equipment is carried at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets ranging from five to seven years.

Management Fees
The Company is self-managed and therefore does not incur management fees payable to third parties.

Reclassifications
Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

Recent Accounting Pronouncements
In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS 128). The Company adopted SFAS 128 for the three months ended December 31, 1997. The Company has not restated the earnings per share for prior periods since it is not meaningful due to the significant change in the Company's capital structure as a result of the IPO, and its change in operating activities to a RIC on October 1, 1997.

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued and is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general purpose financial statements. SFAS 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The adoption of SFAS 130 is not expected to have a material impact on the financial statements of the Company.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) was issued and is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 is not expected to have a material impact on the financial statements of the Company.

Note 3. Investments

Investments consists of securities issued by various agencies of the Federal government valued at $112,770,440 with maturities of less than one year from the date of purchase and securities issued by privately-held companies valued at $20,644,821. The securities issued by privately-held companies consists of senior loans, subordinated loans with equity warrants, convertible preferred stock and common stock. The loans have effective interest rates ranging from 9.5% to 20% and are payable in installments with final maturities from 5 to 7 years and are collateralized by assets of the borrower. The Company's investments in equity warrants and common stock are non-income producing. The net unrealized appreciation in investments for Federal income tax purposes is the same as for book purposes and none of the Company's investments are on non-accrual status.

Note 4. Investment in Unconsolidated
        Operating Subsidiary

As discussed in Note 2, CIC is an operating subsidiary of the Company and is accounted for under the equity method effective October 1, 1997. The investment in CIC is carried at fair value as determined by the Board of Directors.

Condensed financial information for CIC at December 31, 1997 and for the three months then ended is as follows:

Assets
  Investments in portfolio companies,
    at fair value..................................   $10,360,904
  Other assets, net................................       990,926
                                                      -----------
    Total assets...................................   $11,351,830
                                                      ===========
Liabilities and Shareholder's Equity
  Deferred income taxes............................   $ 3,322,688
  Due to parent....................................       861,028
  Other liabilities................................       299,234
  Shareholder's equity.............................     6,868,880
                                                      -----------
Total liabilities and shareholder's equity.........   $11,351,830
                                                      ===========
Total revenue......................................   $   532,496
Operating expense..................................     1,084,570
                                                      -----------
  Net operating loss...............................      (552,074)
Unrealized appreciation of investments.............       605,045
Other..............................................       (28,758)
                                                      -----------
Net income.........................................   $    24,213
                                                      ===========

Note 5. Stock Option Plan

The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plan. In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the Company elected to continue to apply the provisions of APB 25 and provide pro forma disclosure of the Company's net operating income and net increase in shareholders' equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123. The Company is providing this information for the post-RIC period as discussed in Notes 1 and 2 and from the time the 1997 Stock Option plan was established by the Company.

                                                Three months ended
                                                December 31, 1997
                                                -----------------

Net operating income                     as reported ......  $2,269,819
                                         pro forma ........  $2,029,525
Net increase in shareholders'
  equity resulting from operations       as reported ......  $2,437,392
                                         pro forma ........  $2,197,098

The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net operating income and net increase in shareholders' equity resulting from operations for future years.

The Company estimated a fair value per option on the date of grant of $2.33 using a Black-Scholes option pricing model and the following assumptions; dividend yield 6.5%, risk free interest rate 6.5%, expected volatility factor
 .25, expected lives of the options of 7 years, and an annual forfeiture rate of 5%.

The Company established the 1997 Stock Option Plan (the 1997 Plan) which provides for the granting of options to purchase common stock at a price of not less than the fair market value of the common stock on the date of issuance to employees of the Company. There are 1,328,252 shares available to be granted under the 1997 Plan. Upon closing the IPO, the Company granted 1,302,703 fixed options at $15.00 per share, the market value at the date of grant. During the three months ended December 31, 1997, 6,000 options were forfeited. Accordingly, at December 31, 1997, 1,296,703 of the granted options were outstanding.

On November 6, 1997, the Board of Directors authorized the establishment of a stock option plan for the non- employee directors. The plan must receive shareholder approval at the annual meeting to be held on May 14, 1998 and approval from the Securities and Exchange Commission (SEC) before it becomes effective. Upon shareholder and SEC approval, the Board of Directors has authorized the Company to issue 15,000 options to each of the six non-employee directors.

Note 6. Related Parties

ACS Partners I, L.P., was formed with a wholly owned subsidiary of the Company as sole general partner and several principals of the Company as limited partners to allow the principals the opportunity to co-invest in a transaction with the Company. Pursuant to the terms of the partnership agreement of ACS Partners I, L.P. , the Company through its wholly owned subsidiary as sole general partner has all discretion over the purchase, sale, restructuring and disposition of the assets of ACS Partners I, L.P. As of December 31, 1997, principals of the Company had invested $260,000 in ACS Partners I, L.P.

As of December 31, 1996, the Company had a note payable to its president for approximately $74,000. The interest rate was based on prime plus 4%. The related interest expense for the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995 was approximately $6,000, $8,000 and $3,000, respectively. In August 1997, the Company repaid the note in full.

The Company and CIC have entered into an expense sharing agreement whereby CIC reimburses the Company for expenses paid by the Company on CIC's behalf.

Note 7. Notes Payable

At December 31, 1996, the Company had a line of credit with a term conversion provision with a finance company. During the first two years of the agreement, the Company had the ability to borrow up to $500,000 with interest payable monthly. The balance outstanding after the initial two-year period was repayable as a term loan in equal monthly installments of principal plus accrued interest over three years. The interest rate was the finance company's base rate plus 1.5%. This arrangement was secured by accounts receivable, furniture, fixtures, equipment, and 56,270 shares of common stock in Erie Forge and Steel, one of the Company's investments. At December 31, 1996, the outstanding balance was approximately $283,000, and the interest rate was 9.75%. In July 1997, the Company repaid the outstanding balance and closed the line of credit.

At December 31, 1996, the Company had a term loan commitment with a finance company in the amount $750,000 which was subject to a two-year draw down period ending in October 1997. The interest rate was the finance company's base rate plus 3%. This arrangement was secured by accounts receivable, furniture, fixtures, equipment, and the Company's investments in shares of common stock. At December 31, 1996, the outstanding balance was approximately $146,000, was due in 2001, and the interest rate was 11.25%. On May 30, 1997, certain terms of the above described loan were amended. The term loan commitment was increased from $750,000 to $1,000,000 and the draw down period was extended until May 1999. Interest only was assessed over a four year term from the date of the draw, and thereafter, monthly payments of principal and interest are payable until all outstanding amounts became fully due in May 2004. In August 1997, the Company repaid the outstanding balance of $636,000 and extinguished the note.

During the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995, the cash paid for interest was approximately $88,000, $43,000 and $36,000, respectively. The weighted average interest rates, including amortization of deferred finance costs, for the years nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995 were 16.9%, 17.3% and 13.7%, respectively. There was no outstanding debt at December 31, 1997.

Note 8. Income Taxes

Significant components of the Company's deferred tax liabilities and assets were as follows:
                                                                    December 31,
                                                                        1996
                                                                        ----
Deferred tax liabilities:
  Investments .............................................           $1,303,911
  Depreciation ............................................               21,393
                                                                      ----------
                                                                       1,325,304
Deferred tax assets:
  Net operating loss carryforward .........................               63,085
  Alternative minimum tax .................................               25,509
  Other ...................................................                6,174
                                                                      ----------
                                                                          94,768
                                                                      ----------
  Net deferred tax liabilities ............................           $1,230,536
                                                                      ==========

The components of the income tax provision were as follows:

                                                                Year Ended
                                                               December 31,
                                                              1996       1995
                                                              ----       ----
Current provision (benefit) ............................    $ 38,673   $(58,104)
Deferred provision .....................................     120,578    115,485
                                                            --------   --------
                                                            $159,251   $ 57,381
                                                            ========   ========

The differences between taxes at the Federal statutory tax rate and the effective tax rate were as follows:

                                     Nine Months
                                        Ended                  Year Ended
                                     September 30,              December 31,
                                         1997             1996           1995
                                         ----             ----           ----
Statutory rate ................       $1,803,681        $125,253       $ 73,021
State taxes ...................          342,218          14,747          8,589
Change in valuation
  allowance ...................               --         (25,509)       (19,130)
Other .........................          (17,289)         44,760         (5,099)
                                      ----------        --------       --------
Effective rate ................       $2,128,610        $159,251       $ 57,381
                                      ==========        ========       ========


During the nine months ended September 30, 1997 and years ended December 31, 1996 and 1995, cash paid for income taxes was approximately $2,000, $1,000 and $45,000, respectively.

The aggregate gross and net unrealized appreciation over the cost for Federal income tax purposes was $7,413,705, $3,399,423 and $2,915,758 as of December 31, 1997, 1996 and 1995, respectively. The aggregate cost of securities for Federal income tax purposes were $132,870,434, $580,998 and $506,664 as of December 31, 1997, 1996 and 1995, respectively.

As discussed in Note 1, the Company has historically been taxed under subchapter C and is currently operating so as to qualify and intends to file as a subchapter M corporation for Federal income tax purposes. The tax consequences of converting a corporation from taxation under subchapter C to subchapter M are uncertain. The Company has requested a ruling from the IRS to clarify the consequences of the conversion. The Company expects to receive a favorable ruling but there are no assurances that it will receive a favorable ruling. If the Company does not receive a timely favorable ruling, it intends to treat the conversion as a deemed sale which will result in a tax payment of approximately $3.1 million and will result in the Company declaring an additional dividend of approximately $5.9 million. Additionally, if the Company does not receive a timely favorable ruling it will reclassify the tax liability accrual on CIC's books from deferred to current.


Note 9. Lease Commitments

The Company has non-cancelable operating leases for office space and office equipment. The leases expire over the next seven years and contain provisions for certain annual rental escalations.

Rent expense for operating leases for three months ended December 31, 1997, the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995, was approximately $73,000, $97,000, $101,000 and $95,000, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 1997 were as follows:

1998 ...............................................................  $  331,000
1999 ...............................................................     237,000
2000 ...............................................................     237,000
2001 ...............................................................     242,000
2002 and thereafter ................................................     605,000
                                                                      ----------
Total ..............................................................  $1,652,000
                                                                      ==========

Note 10. Employee Stock Ownership Plan

The Company maintains an ESOP, which includes all employees and is fully funded by the Company. Contributions are made at the Company's discretion up to the lesser of $30,000 or 25% of annual compensation expense for each employee. Employees are not fully vested until completing five years of service.

The Company sponsors an employee stock ownership trust to act as the depository of employer contributions to the ESOP as well as to administer and manage the actual trust assets which are deposited into the ESOP.

Note 11. Capital Stock

In July, 1997, all unearned ESOP shares became earned and were allocated to the ESOP accounts of employees. Pursuant to the Company's Class A preferred stock declaration, the Class A preferred stock held by the ESOP was converted into common stock on a one share to one share basis. The Company also contributed an additional 529 shares of common stock to the ESOP.

In August 1997, the Company increased its authorized shares of unallocated preferred stock to 5,000,000 and increased its authorized shares of common stock to 20,000,000.

On August 27, 1997, the Company declared a stock split effective August 29, 1997, effected in the form of a stock dividend pursuant to which each outstanding share of common stock was effectively converted into 29.859 shares. Outstanding shares and per share amounts for all periods presented have been restated to reflect this stock split.

On August 29, the Company completed its IPO and sold 10,382,437 shares of its common stock at a price of $15.00 per share. Pursuant to the terms of the Company's agreement with the underwriter of the offering, the Company issued 442,751 common stock warrants (Warrants) to the underwriter. The Warrants have a term of five years from the date of issuance and may be exercised at a price of $15.00 per share.

The Company distributed $2,324,443 or $0.21 per share to its shareholders for the three months ended December 31, 1997. For Federal income tax purposes, the distribution was 100% from ordinary income.

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 1997. For all other periods, earnings per share is not presented since it is not considered meaningful due to the IPO and reorganization of the Company as a RIC.

                                                              Three Months Ended
                                                               December 31, 1997
                                                               -----------------

Numerator for basic and diluted
  net increase in shareholders' equity
  resulting from operations..............................         $ 2,437,392
Denominator for basic-weighted
  average shares.........................................          11,068,767
Employee stock options...................................             251,232
Warrants.................................................              85,386
                                                                  -----------
Dilutive potential common shares.........................             333,618
                                                                  -----------
Denominator for diluted..................................          11,405,385
                                                                  ===========
Basic earnings per share.................................         $      0.22
Diluted earnings per share...............................         $      0.21

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTINGS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE


               NONE

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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

       (a)(1) The following financial statements are filed herewith:

              AMERICAN CAPITAL STRATEGIES, LTD.

              Report of Independant Public Accountant

              Balance Sheets as of December 31, 1997 and 1996

              Schedule of Investments as of December 31, 1997 and 1996

              Statement of Operations for the Three Months Ended Decemeber 31,
                1997, the Nine Months September 30, 1997, and the Years Ended December 31, 1996 and 1995.

              Statement of Shareholders' Equity as of December 31, 1997,
                September 30, 1997, December 31, 1996 and 1995.

              Statement of Cash Flows for the Three Months Ended December 31,
                1997, the Nine Months Ended September 30, 1997 and the Years Ended December 31, 1996 and 1995

              Financial Highlights for the Three Months Ended December 31, 1997

              Notes to Financial Statements

        (2) No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statement

        (3) The following exhibits are filed herewith or incorporated herein by reference



 Exhibit                                       Description
 -------                                       -----------

 3.1                 American Capital Strategies, Ltd. Second Amended and Restated
                     Certificate of Incorporation. Incorporated herein by reference to
                     Exhibit a of the Pre-Effective Amendment Number 1 to the Registration
                     Statement on Form N-2 (File No. 333-29943) filed on August 12, 1997.

 3.2                 American Capital Strategies, Ltd. Second Amended and Restated Bylaws.
                     Incorporated herein by reference to Exhibit b of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

 4.1                 Instruments defining the rights of security holders: See Article IV of the Company's Second Amended and Restated Certificate of
                     Incorporation (incorporated herein by reference to Exhibit a of the
                     Pre-Effective Amendment Number 1 to the Registration Statement on
                     Form N-2 (File No. 333-29943) filed on August 12, 1997).

 4.2                 Instruments defining the rights of security holders: See Section I of the Company's Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit b of the Pre-Effective Amendment Number 1 to
                     the Registration Statement on Form N-2 (File No. 333-29943) filed on
                     August 12, 1997).

 4.3                 Dividend Reinvestment Plan of the Company. Incorporated herein by reference to Exhibit e of the Pre-Effective Amendment Number 2 to the
                     Registration Statement on Form N-2 (File No. 333-29943) filed on
                     August 29, 1997.

*10.1                Form of American Capital Strategies, Ltd., First Amended and Restated
                     Employee Stock Ownership Plan. Incorporated herein by reference to
                     Exhibit i.1 of the Pre-Effective Amendment Number 1 to the
                     Registration Statement on Form N-2 (File No. 333-29943) filed on
                     August 12, 1997.

*10.2                Form of American Capital Strategies, Ltd. 1997 Stock Option Plan.
                     Incorporated herein by reference to Exhibit i.2 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

*10.3                Form of Employment Agreement between the Company and David Gladstone.
                     Incorporated herein by reference to Exhibit i.3 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.






*10.4                Form of Employment Agreement between the Company and Malon Wilkus.
                     Incorporated herein by reference to Exhibit i.4 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

*10.5                Form of Employment Agreement between the Company and Adam Blumenthal.
                     Incorporated herein by reference to Exhibit i.5 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

*10.6                Form of Employment Agreement between the Company and Stephen L.
                     Hester. Incorporated herein by reference to Exhibit i.6 of the
                     Pre-Effective Amendment Number 1 to the Registration Statement on
                     Form N-2 (File No. 333-29943) filed on August 12, 1997.

*10.7                Form of Employment Agreement between the Company and Roland Cline.
                     Incorporated herein by reference to Exhibit i.7 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

*10.8                Form of Employment Agreement between the Company and John Erickson.

 10.9                Form of Loan Accounting Agreement between the Company and Riggs Bank,
                     N.A. Incorporated herein by reference to Exhibit j.1 of the
                     Pre-Effective Amendment Number 1 to the Registration Statement on
                     Form N-2 (File No. 333-29943) filed on August 12, 1997.

 10.10               Custodial Agreement between the Company and Riggs Bank, N.A.
                     Incorporated herein by reference to Exhibit j.2 of the Pre-Effective
                     Amendment Number 2 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 29, 1997.

 10.11               Form of Referral Agreement between the Company and Riggs Bank, N.A.
                     Incorporated herein by reference to Exhibit k.1 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

 10.12               Form of Referral Agreement between the Company and NCB Development
                     Corporation. Incorporated herein by reference to Exhibit k.2 of the
                     Pre-Effective Amendment Number 1 to the Registration Statement on
                     Form N-2 (File No. 333-29943) filed on August 12, 1997.


 21                  Subsidiaries of the Company.


 24                  Power of Attorney.


 27                  Financial Data Schedule.


-----------
* Management Contract or Compensatory Plan or Arrangement


       (b) Reports on Form 8-K

           NONE

       (c) Exhibits. See the exhibits filed herewith

       (d) Additional financial statement schedules

           NONE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN CAPITAL STRATEGIES, LTD.

                                      By:    /s/ John R. Erickson
                                             --------------------------
                                             John R. Erickson
                                             Vice President and
                                              Chief Financial Officer


Date: March 31, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Title                          Date
----                                  -----                          ----

/s/ David J. Gladstone                Chairman and Director          March 31, 1998
----------------------
David J. Gladstone

/s/ Malon Wilkus                      President and Director         March 31, 1998
----------------
Malon Wilkus

         *                            Executive Vice President       March 31, 1998
-------------------                     and Director
Adam Blumenthal

/s/ John R. Erickson                  Vice President and Chief       March 31, 1998
-----------------                       Financial Officer
John R. Erickson                        (Principal Financial and
                                           Accounting Officer)

/s/ Stephen L. Hester                 Vice President and General     March 31, 1998
---------------------                   Counsel
Stephen L. Hester

                                      Director                       March __, 1998
------------------------
Robert L. Allbritton

        *                             Director                       March 31, 1998
------------------
Landon Butler

        *                             Director                       March 31, 1998
----------------
Neil M. Hahl

        *                             Director                       March 31, 1998
---------------------
Phillip R. Harper

        *                             Director                       March 31, 1998
----------------
Stan Lundine

                                      Director                       March __, 1998
--------------------
Stephen P. Walko



------------
* Executed by John R. Erickson on behalf of the indicated person pursuant to a power of attorney.

                                  EXHIBIT INDEX




Exhibit                                        Description
-------                                        -----------

 3.1                 American Capital Strategies, Ltd. Second Amended and Restated
                     Certificate of Incorporation. Incorporated herein by reference to
                     Exhibit a of the Pre-Effective Amendment Number 1 to the Registration
                     Statement on Form N-2 (File No. 333-29943) filed on August 12, 1997.

 3.2                 American Capital Strategies, Ltd. Second Amended and Restated Bylaws.
                     Incorporated herein by reference to Exhibit b of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

 4.1                 Instruments defining the rights of security holders: See Article IV of the Company's Second Amended and Restated Certificate of
                     Incorporation (incorporated herein by reference to Exhibit a of the
                     Pre-Effective Amendment Number 1 to the Registration Statement on
                     Form N-2 (File No. 333-29943) filed on August 12, 1997).

 4.2                 Instruments defining the rights of security holders: See Section I of the Company's Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit b of the Pre-Effective Amendment Number 1 to
                     the Registration Statement on Form N-2 (File No. 333-29943) filed on
                     August 12, 1997).

 4.3                 Dividend Reinvestment Plan of the Company. Incorporated herein by reference to Exhibit e of the Pre-Effective Amendment Number 2 to the
                     Registration Statement on Form N-2 (File No. 333-29943) filed on
                     August 29, 1997.

*10.1                Form of American Capital Strategies, Ltd., First Amended and Restated
                     Employee Stock Ownership Plan. Incorporated herein by reference to
                     Exhibit i.1 of the Pre-Effective Amendment Number 1 to the
                     Registration Statement on Form N-2 (File No. 333-29943) filed on
                     August 12, 1997.

*10.2                Form of American Capital Strategies, Ltd. 1997 Stock Option Plan.
                     Incorporated herein by reference to Exhibit i.2 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

*10.3                Form of Employment Agreement between the Company and David Gladstone.
                     Incorporated herein by reference to Exhibit i.3 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.





*10.4                Form of Employment Agreement between the Company and Malon Wilkus.
                     Incorporated herein by reference to Exhibit i.4 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

*10.5                Form of Employment Agreement between the Company and Adam Blumenthal.
                     Incorporated herein by reference to Exhibit i.5 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

*10.6                Form of Employment Agreement between the Company and Stephen L.
                     Hester. Incorporated herein by reference to Exhibit i.6 of the
                     Pre-Effective Amendment Number 1 to the Registration Statement on
                     Form N-2 (File No. 333-29943) filed on August 12, 1997.

*10.7                Form of Employment Agreement between the Company and Roland Cline.
                     Incorporated herein by reference to Exhibit i.7 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

*10.8                Form of Employment Agreement between the Company and John Erickson.

 10.9                Form of Loan Accounting Agreement between the Company and Riggs Bank,
                     N.A. Incorporated herein by reference to Exhibit j.1 of the
                     Pre-Effective Amendment Number 1 to the Registration Statement on
                     Form N-2 (File No. 333-29943) filed on August 12, 1997.

 10.10               Custodial Agreement between the Company and Riggs Bank, N.A.
                     Incorporated herein by reference to Exhibit j.2 of the Pre-Effective
                     Amendment Number 2 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 29, 1997.

 10.11               Form of Referral Agreement between the Company and Riggs Bank, N.A.
                     Incorporated herein by reference to Exhibit k.1 of the Pre-Effective
                     Amendment Number 1 to the Registration Statement on Form N-2 (File
                     No. 333-29943) filed on August 12, 1997.

 10.12               Form of Referral Agreement between the Company and NCB Development
                     Corporation. Incorporated herein by reference to Exhibit k.2 of the
                     Pre-Effective Amendment Number 1 to the Registration Statement on
                     Form N-2 (File No. 333-29943) filed on August 12, 1997.


 21                  Subsidiaries of the Company.


 24                  Power of Attorney.


 27                  Financial Data Schedule.


----------
* Management Contract or Compensatory Plan or Arrangement