Form 10-Q
period 1998-03-31
AMERICAN CAPITAL STRATEGIES LTD
filed 1998-05-15
CIK 817473

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               /X/ Quarterly Report Pursunt to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1998.

              / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      Commission File Number: ____________


                        AMERICAN CAPITAL STRATEGIES, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                      52-145-1377
       -------------------------------                     --------------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                             3 Bethesda Metro Center
                            Bethesda, Maryland 20814
                     ---------------------------------------
                     (Address of principal executive office)

                                 (301) 951-6122
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   Yes |X|.   No |_|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of May 12, 1998 was 11,068,767.

================================================================================

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                TABLE OF CONTENTS

Part I.        Financial Information

Item 1.        Financial Statements

        Balance Sheets as of
               March 31, 1998 (Unaudited) and December 31, 1997............  1

        Schedules of Investments as of
               March 31, 1998 (Unaudited) and December 31, 1997............  2

        Statements of Operations (Unaudited)
               for the three months ended March 31, 1998 and 1997..........  4

        Statement of Shareholders' Equity for the three months
               ended March 31, 1998........................................  5

        Statements of Cash Flows (Unaudited)
               for the three months ended March 31, 1998 and 1997..........  6

        Notes to Unaudited Financial Statements............................  7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

        Introduction.......................................................  9
        Results of Operations..............................................  9
        Financial Condition, Liquidity and Capital Resources............... 10

Part II.       Other Information........................................... 11

Item 1.        Legal Proceedings........................................... 11

Item 2.        Changes in Securities....................................... 11

Item 3.        Defaults upon Senior Securities............................. 11

Item 4.        Submission of Matters to a Vote of Security Holders......... 11

Item 5.        Other Information........................................... 11

Item 6.        Exhibits and Reports on Form 10-Q........................... 12

Signature.................................................................. 13

                     PART I. - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                       AMERICAN CAPITAL STRATEGIES, LTD.

                                 BALANCE SHEETS
                      (In thousands except per share data)

                                                                               (Unaudited)
                                                                                March 31,  December 31,
                                                                                  1998         1997
                                                                                  ----         ----
                                     Assets
Investments at fair value (cost or initial value of $131,543 and $133,274,
  respectively) ............................................................    $131,712     $133,415
Cash and cash equivalents ..................................................      10,460        8,862
Investment in unconsolidated operating subsidiary ..........................       6,970        6,869
Due from unconsolidated operating subsidiary ...............................         712          861
Interest receivable ........................................................       1,046          644
Other ......................................................................         131           54
                                                                                --------     --------
Total assets ...............................................................    $151,031     $150,705
                                                                                ========     ========

                      Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities ...................................    $    169     $     53
                                                                                --------     --------
Total liabilities ..........................................................         169           53
Shareholders' equity:
  Undesignated preferred stock, $0.01 par value, 5,000 shares
    authorized, 0 issued and outstanding ...................................          --           --
  Common stock, $.01 par value, 20,000 shares authorized,
    and 11,069 issued and outstanding ......................................         111          111
  Capital in excess of par value ...........................................     144,940      144,940
  Undistributed net realized earnings ......................................         127          (55)
  Unrealized appreciation of investments ...................................       5,684        5,656
                                                                                --------     --------
Total shareholders' equity .................................................     150,862      150,652
                                                                                --------     --------
Total liabilities and shareholders' equity .................................    $151,031     $150,705
                                                                                ========     ========

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            SCHEDULE OF INVESTMENTS

                                  (Unaudited)
                      (In thousands except per share data)

                                 March 31, 1998

                                                                                Industry             Cost         Fair Value
                                                                                --------             ----         ----------
Senior Debt--5.9%
-----------------
Four-S Baking Company ......................................................  Baking                $  1,685        $  1,685
BIW Connector Systems, LLC .................................................  Manufacturing            3,728           3,728
Chance Coach, Inc. .........................................................  Bus Manufacturer         1,500           1,500
JAG Acquisition, Inc. ......................................................  Manufacturing            1,200           1,200
                                                                                                    --------        --------
Subtotal....................................................................                           8,113           8,113

Subordinated Debt--20.6%
------------------------
Four-S Baking Company ......................................................  Baking                   1,498           1,498
BIW Connector Systems, LLC .................................................  Manufacturing            6,374           6,374
Westwind Group Holdings, Inc. ..............................................  Restaurant               3,165           3,165
JAG Acquisition, Inc. ......................................................  Manufacturing            2,309           2,309
Specialty Transportation Services, Inc. ....................................  Waste Hauler             7,316           7,316
Chance Coach, Inc ..........................................................  Bus Manufacturer         7,959           7,959
                                                                                                    --------        --------
Subtotal ...................................................................                          28,621          28,621

Convertible Preferred Stock--3.2%
---------------------------------
Four-S Baking Company 15% dividend convertible into 51 shares of
  common stock or 10.89% of Co. ............................................  Baking                   2,389           2,389
Chance Coach, Inc 12% dividend convertible into 20% of Co. .................  Bus Manufacturer         2,000           2,000
                                                                                                    --------        --------
Subtotal ...................................................................                           4,389           4,389

Common Stock Warrants(1)--4.9%
------------------------------
Four-S Baking Company 15 shares 3.26% of Co. ...............................  Baking                     462             602
BIW Connector Systems, LLC 8% of LLC .......................................  Manufacturing              652             652
Westwind Group Holdings, Inc. 5% of Co. ....................................  Restaurant                 350             350
JAG Acquisition, Inc. 75% of Co. ...........................................  Manufacturing              505             505
Specialty Transportation Services, Inc. 9.1% of Co. ........................  Waste Hauler               694             694
Chance Coach, Inc 43.7% of Co. .............................................  Bus Manufacturer         4,041           4,041
                                                                                                    --------        --------
Subtotal ...................................................................                           6,704           6,844

Common Stock(1)--1.6%
---------------------
Four-S Baking Company (2) ..................................................  Baking                     966             966
Specialty Transportation Services, Inc. 9.1% of Co. ........................  Waste Hauler               500             500
Chance Coach, Inc 18.3% of Co. .............................................  Bus Manufacturer           750             750
                                                                                                    --------        --------
Subtotal ...................................................................                           2,216           2,216
                                                                                                    --------        --------
Subtotal--non-publicly traded securities--36.2% .............................                         50,043          50,183

Government Securities--58.8%
----------------------------
FHLB Discount Note due 4/1/98 ..............................................                           9,999           9,999
FNMA Discount Note due 4/24/98 .............................................                           6,971           6,975
FFCB 5.90% due 6/2/98 ......................................................                          20,007          20,013
FHLB Discount Note due 6/8/98 ..............................................                          14,845          14,843
FHLB Discount Note due 8/20/98 .............................................                          14,682          14,684
FNMA 5.71% due 9/9/98 ......................................................                          14,996          15,015
                                                                                                    --------         -------
Total Investments ..........................................................                          81,500          81,529

Investment in Unconsolidated Operating Subsidiary--5.0%
-------------------------------------------------------                       Investment
ACS Capital Investments Corporation(1)(2)--100% of Co. .....................  Banking                    403           6,970
                                                                                                    --------        --------
Totals .....................................................................                        $131,946        $138,682
                                                                                                    ========        ========

----------

(1) Non-income producing
(2) Affiliate

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            SCHEDULE OF INVESTMENTS

                      (In thousands except per share data)

                                December 31, 1997

                                                                                Industry             Cost         Fair Value
                                                                                --------             ----         ----------
Senior Debt--4.1%
-----------------
Four-S Baking Company ......................................................  Baking                $  1,825        $  1,825
BIW Connector Systems, LLC .................................................  Manufacturing            3,890           3,890
                                                                                                    --------        --------
Subtotal ...................................................................                           5,715           5,715

Subordinated Debt--7.9%
-----------------------
Four-S Baking Company ......................................................  Baking                   1,492           1,492
BIW Connector Systems, LLC .................................................  Manufacturing            6,350           6,350
Westwind Group Holdings, Inc. ..............................................  Restaurant               3,206           3,206
                                                                                                    --------        --------
Subtotal ...................................................................                          11,048          11,048

Convertible Preferred Stock--1.6%
------------------------------------
Four-S Baking Company 15% dividend convertible into 51 shares of
  common stock or 10.89% of Co. ............................................  Baking                   2,303           2,303

Common Stock Warrants(1)--1.1%
---------------------------------
Four-S Baking Company 15 shares 3.26% of Co. (2) ...........................  Baking                     461             577
BIW Connector Systems, LLC 8% of LLC .......................................  Manufacturing              652             652
Westwinds Group Holdings, Inc. 5% of Co. ...................................  Restaurant                 350             350
                                                                                                    --------        --------
Subtotal ...................................................................                           1,463           1,579
                                                                                                    --------        --------
Subtotal--non-publicly traded securities--14.7% ............................                          20,529          20,645

Government Securities--80.4%
----------------------------
FHLB Discount Note due 2/4/98 ..............................................                          20,969          20,982
FHLB Discount Note due 3/6/98 ..............................................                          10,893          10,898
FHLB Discount Note due 4/1/98 ..............................................                           9,865           9,868
FNMA Discount Note due 4/24/98 .............................................                           6,877           6,883
FFCB 5.90% due 6/2/98 ......................................................                          20,017          20,016
FHLB Discount Note due 6/8/98 ..............................................                          14,646          14,644
FHLB Discount Note due 8/20/98 .............................................                          14,483          14,479
FNMA 5.71% due 9/9/98 ......................................................                          14,995          15,000
                                                                                                    --------         -------
Total Investments ..........................................................                         112,745         112,770

Investment in Unconsolidated Operating Subsidiary--4.9%
-------------------------------------------------------                       Investment
ACS Capital Investments Corporation(1)(2)--100% of Co. .....................  Banking                    403           6,869
                                                                                                    --------        --------
Totals .....................................................................                        $133,677        $140,284
                                                                                                    ========        ========

----------

(1) Non-income producing
(2) Affiliate

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                      (In thousands except per share data)

                                                         Three Months  | |  Three Months
                                                             Ended     | |     Ended
                                                           March 31,   | |   March 31,
                                                              1998     | |      1997
                                                         ------------- | |  ------------
                                                           (Note 4)    | |
Operating Income                                                       | |
Interest income ......................................... $     2,680  | |        --
Loan fees ...............................................         612  | |        --
Financial advisory fees .................................          --  | |      $514
Financial performance fees ..............................          --  | |        63
Other ...................................................          --  | |        98
                                                           ----------  | |      ----
Total operating income ..................................       3,292  | |       675
                                                                       | |
Operating Expenses                                                     | |
Salaries and benefits ...................................         170  | |       254
General, administrative and other .......................         274  | |       333
                                                           ----------  | |      ----
Total operating expenses ................................         444  | |       587
                                                           ----------  | |      ----
Operating income before equity in earnings of                          | |
   unconsolidated operating subsidiary ..................       2,848  | |        88
Equity in earnings of unconsolidated operating                         | |
  subsidiary ............................................         101  | |        --
                                                           ----------  | |      ----
Net operating income ....................................       2,949  | |        88
Change in unrealized appreciation of investments ........          28  | |       212
                                                           ----------  | |      ----
Income before income taxes ..............................       2,977  | |       300
Provision for income taxes ..............................          --  | |       116
                                                           ----------  | |      ----
Net increase in shareholders' equity resulting from                    | |
  operations ............................................ $     2,977  | |      $184
                                                           ==========  | |      ====
                                                                       | |
Net operating income per share            Basic ......... $      0.27  | |
                                          Diluted ....... $      0.26  | |
                                                                       | |
Net increase in shareholders' equity      Basic ......... $      0.27  | |
  resulting from operations per share     Diluted ....... $      0.26  | |
                                                                       | |
Weighted average shares of common         Basic .........      11,069  | |
  stock outstanding                       Diluted .......      11,480  | |

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, INC.

                      STATEMENT OF SHAREHOLDERS' EQUITY(1)

                                 (In thousands)

                                      Common Stock             Capital        Undistributed      Unrealized       Total
                                  -------------------       in Excess of      Net Realized      Appreciation   Shareholders'
                                  Shares       Amount         Par Value         Earnings       of Investments    Equity
                                  ------       ------         ---------         --------       --------------    ------






Balance at December 31, 1997....   11,069        $111        $ 144,940         $     (55)        $  5,656       $150,652

Net increase in shareholders'
  equity resulting from
  operations....................                                                   2,949               28          2,977
Distributions...................                                                  (2,767)                         (2,767)
                                  -------        ----        ---------         ---------         --------       --------
Balance at March 31, 1998.......   11,069        $111        $ 144,940         $     127         $  5,684       $150,862
                                  =======        ====        =========         =========         ========       ========

----------

(1) There are no adjustments to net increase in shareholders' equity resulting from operations to determine comprehensive income for the three months ended March 31, 1998.

                        AMERICAN CAPITAL STRATEGIES, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Three Months | |   Three Months
                                                                Ended    | |      Ended
                                                              March 31,  | |    March 31,
                                                                1998     | |      1997
                                                                ----     | |      ----
Operating activities                                                     | |
  Net increase in shareholders' equity resulting                         | |
    from operations ....................................      $  2,977   | |     $ 184
    Adjustments to reconcile net increase in                             | |
      shareholders' equity resulting from                                | |
      operations to net cash provided by                                 | |
      (used in) operating activities:                                    | |
        Depreciation and amortization ..................            --   | |         9
        Change in unrealized appreciation of investments           (28)  | |      (212)
        Net amortization of securities .................          (845)  | |        --
        Amortization of loan discounts .................           (89)  | |        --
        Amortization of deferred finance costs .........            --   | |         1
        Provision for deferred income taxes ............            --   | |       110
        ESOP contribution ..............................            --   | |        43
        Increase in interest receivable ................          (402)  | |        --
        Provision for doubtful accounts ................            --   | |        43
        Increase in due from unconsolidated                              | |
          operating subsidiary .........................           149   | |        --
        Increase in accounts receivable ................            --   | |      (300)
        Decrease in other assets .......................           (80)  | |        (2)
        Increase in accounts payable and accrued                         | |
          liabilities ..................................           116   | |        20
        Equity in earnings of unconsolidated operating                   | |
          subsidiary ...................................          (101)  | |        --
                                                              --------   | |     -----
Net cash provided by (used in) operating activities ....         1,697   | |      (104)
Investing activities                                                     | |
  Proceeds from sale or maturity of investments ........        32,080   | |        --
  Principal repayments .................................           303   | |
  Purchase of investments ..............................       (29,715)  | |        --
                                                              --------   | |     -----
Net cash provided by investing activities ..............         2,668   | |        --
Financing activities                                                     | |
  Principal payments of notes payable ..................            --   | |       (19)
  Decrease in due to related parties ...................            --   | |        (4)
  Distributions ........................................        (2,767)  | |        --
                                                              --------   | |     -----
Net cash used in financing activities ..................        (2,767)  | |       (23)
                                                              --------   | |     -----
Net increase (decrease) in cash and cash equivalents ...         1,598   | |      (127)
Cash and cash equivalents at beginning of period .......         8,862   | |       359
                                                              --------   | |     -----
Cash and cash equivalents at end of period .............      $ 10,460   | |     $ 232
                                                              ========   | |     =====

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                      (In thousands except per share data)

Note 1. Unaudited Interim Financial Statements

Interim financial statements of American Capital Strategies, Ltd. (the Company) are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A, as filed with the Securities and Exchange Commission.

Note 2. Organization

American Capital Strategies, Ltd. is a Delaware corporation formed in 1986 to provide merchant banking services to and invest in small and medium sized businesses.

On August 29, 1997, the Company completed an initial public offering (IPO) of 10,382 shares of common stock, and elected to be treated as a Business Development Company under the Investment Company Act of 1940, as amended. On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (RIC) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code. As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis primarily to being a lender to and investor in small and medium sized companies. As a result of the changes, the Company is operating as a holding company whose predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. The Company's investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders' equity through appreciation in value of the Company's equity interests. The Company also provides financial advisory services to businesses through ACS Capital Investments Corporation (CIC), a wholly-owned subsidiary. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, and Savannah.

Note 3. Investment in Unconsolidated Operating Subsidiary

CIC is an operating subsidiary of the Company and is accounted for under the equity method effective October 1, 1997. The investment in CIC is carried at fair value as determined by the Board of Directors.

Condensed financial information for CIC at March 31, 1998 and for the three months then ended was as follows:

Assets
  Investments in portfolio companies,
    at fair value..................................   $10,264
  Other assets, net................................     1,599
                                                      -------
    Total assets...................................   $11,863
                                                      =======
Liabilities and Shareholder's Equity
  Deferred income taxes............................   $ 3,288
  Due to parent....................................       712
  Other liabilities................................       893
  Shareholder's equity.............................     6,970
                                                      -------
Total liabilities and shareholder's equity.........   $11,863
                                                      =======
Total revenue......................................   $ 1,779
Operating expense..................................     1,546
                                                      -------
  Net operating income.............................       233
Unrealized depreciation of investments.............       (96)
Income taxes.......................................        36
                                                      -------
Net income.........................................   $   101
                                                      =======

                       AMERICAN CAPITAL STRATEGIES, LTD.

                                  (Unaudited)
                      (In thousands except per share data)

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998. For all other periods, earnings per share is not presented since it is not considered meaningful due to the IPO and reorganization of the Company as a RIC.

                                                              Three Months Ended
                                                                March 31, 1998
                                                              ------------------

Numerator for basic and diluted
  Net increase in shareholders' equity
  resulting from operations..............................           $ 2,977
                                                                    =======
Denominator for basic-weighted
  average shares.........................................            11,069
Employee stock options...................................               307
Warrants.................................................               104
                                                                    -------
Dilutive potential common shares.........................               411
                                                                    -------
Denominator for diluted..................................            11,480
                                                                    =======
Basic earnings per share.................................           $  0.27
Diluted earnings per share...............................           $  0.26


Note 5. New Accounting Pronouncement

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards Number 130, "Reporting Comprehensive Income" (SFAS 130). SFAS established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net increase in shareholders' equity resulting from operations or shareholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                       AMERICAN CAPITAL STRATEGIES, LTD.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                      (In thousands except per share data)

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

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and the notes therein. The Company completed an initial public offering (IPO) of its common stock on August 29, 1997 and on October 1, 1997 began to operate so as to qualify to be taxed as a regulated investment company (RIC). After the IPO, the Company changed its primary business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to being a lender to and investor in small and medium sized businesses. As a result of the changes, the Company's predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. Additionally, pursuant to RIC accounting requirements, effective October 1, 1997, the Company's accounting for its operating subsidiary, ACS Capital Investments Corp. (CIC), changed from a consolidated basis to the equity method. The financial results of the Company for the periods through September 30, 1997 are not comparable to periods commencing October 1, 1997 and are not expected to be representative of the financial results of the Company in the future. Accordingly, only the post-RIC period is discussed.

Results of Operations

         The Company's financial performance as reflected in its Statements of Operations is composed of three primary elements. The first element is "Net operating income," which for periods prior to October 1, 1997 (Pre-RIC) is the difference between the Company's revenue earned from arranging financing for small and medium sized businesses and other financial advisory work and its total operating expenses including ESOP contributions, depreciation and interest expense. For periods prior to October 1, 1997, ESOP contributions represented a significant component of total operating expenses. All required contributions to the Company's ESOP have been made by the Company, and further contributions will be made at the discretion of the Company's Board of Directors. Net operating income for periods commencing October 1, 1997 (Post-RIC) is primarily the interest and dividends earned from investing in debt and equity securities, loan fees and the equity in earnings of its unconsolidated operating subsidiary less the operating expenses of the Company. The second element is "Change in unrealized appreciation of investments," which is the net change in the fair value of the Company's portfolio assets at the end of the period compared with their fair values at the beginning of the period or their stated costs, as appropriate. The third element is "Provision for income taxes," which reflects a statutory tax rate applied to the Company's GAAP pretax income for pre-RIC periods. Actual taxes paid have historically been lower than the provision primarily due to the temporary difference of the unrealized appreciation of investments which has resulted in a deferred tax liability on the Company's balance sheet. For post-RIC periods, the Company intends to operate so as to qualify to be taxed as a RIC. As long as the Company qualifies as a RIC, it will be able to take a deduction against its otherwise taxable income for certain dividends it pays, allowing it to substantially reduce or eliminate its corporate-level tax liability. As a result, the provisions for income taxes for post-RIC periods are expected to be minimal.

         Operating results for the three months ended March 31, 1998 are summarized as follows:

                                                            Three Months Ended
                                                              March 31, 1998
                                                            ------------------
Operating income ...........................................       $3,292
Operating expenses .........................................          444
Equity in earnings of unconsolidated
  operating subsidiary .....................................          101
                                                                   ------
Net operating income .......................................        2,949
Change in unrealized appreciation
  of investments ...........................................           28
                                                                   ------
Net increase in shareholders' equity
  resulting from operations ................................       $2,977
                                                                   ======

         Total operating income consisted of approximately $612 in loan fees and $1,207 in interest and dividends on non-publicly traded securities and $1,473 in interest on government agency securities, bank deposits and repurchase agreements. The loan fees were earned as a result of closing four investments in private companies totaling $29.7 million during the period.

         Operating expenses for the period consisted of $170 in salaries and benefits and $274 in general and administrative expenses.

         Equity in earnings of unconsolidated operating subsidiary represents CIC's results. For the three months ended March 31, 1998, CIC's results included $1,779 of operating income, $1,546 of operating expenses, $96 of unrealized depreciation of investments and $36 in tax provisions.

         The change in unrealized appreciation of investments is determined by the Company's Board of Directors. The change in unrealized appreciation of investments for the three month period is $28 which consists of an increase of $4 in the valuation of the government agency securities and an increase of $24 in the valuation of the investments in private companies.

Financial Condition, Liquidity, and Capital Resources

         The Company received proceeds of $143,600 in connection with its IPO which was completed on August 29, 1997. At March 31, 1998, the Company had $10,460 in cash and cash equivalents and $81,500 in investments in Federal agency securities. The Company continues to review potential investments in the debt and equity securities of small and medium sized businesses and the Company intends to liquidate its Federal agency securities to fund its investments. As a RIC, the Company is required to distribute annually 90% or more of its net operating income and net realized short-term capital gains to shareholders. While the Company will provide shareholders with the option of reinvesting their distributions in the Company, the Company anticipates having to borrow to obtain liquidity after the proceeds of the IPO have been fully invested in the debt and equity of small and medium sized businesses. No assurance can be given that such liquidity will be obtainable, or obtainable at interest rates favorable to the Company.

                           PART II. - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

Neither the Company, nor any of the Company's subsidiaries, is currently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or any subsidiary, other than routine litigation and administrative proceedings arising in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on the business, financial conditions, or results of operation of the Company or any subsidiary.


ITEM 2.        CHANGES IN SECURITIES

Not applicable.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


ITEM 5.        OTHER INFORMATION

Not Applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 10-Q


3.1             Articles of Incorporation, incorporated herein by reference to
                Exhibit 2.a of the Amendment No. 1 to Form N-2 filed by American Capita Strategies, Ltd. dated August 12, 1997 (Commission File No. 333-29943).

3.2 By-Laws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. dated August 12, 1997 (Commission File
                No. 333-29943).

4 Instruments defining rights of security holders, including indentures, incorporated herein by reference to Exhibits 2.d.1 and 2.d.2 of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. on August 12, 1997 (Commission File No. 333-29943).

27              Financial Data Schedule.



b. The registrant has not filed any reports on a Current Report on Form 8-K during the quarter for which this report 10-Q is filed.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN CAPITAL STRATEGIES, LTD.



May __, 1998                      By: John R. Erickson
                                      -------------------------
                                      John R. Erickson
                                      Vice President and Chief Financial Officer