Form 10-Q
period 1998-06-30
AMERICAN CAPITAL STRATEGIES LTD
filed 1998-08-14
CIK 817473

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               /X/ Quarterly Report Pursunt to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1998.

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

                       3 Bethesda Metro Center, Suite 860
                            Bethesda, Maryland 20814
                     ---------------------------------------
                     (Address of principal executive office)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of August 7, 1998 was 11,068,767.

================================================================================

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                TABLE OF CONTENTS

Part I.        Financial Information

Item 1.        Financial Statements

        Balance Sheets as of
               June 30, 1998 (Unaudited) and December 31, 1997.............  1

        Schedules of Investments as of
               June 30, 1998 (Unaudited) and December 31, 1997.............  2

        Statements of Operations (Unaudited)
               for the three and six months ended June 30, 1998 and 1997...  4

        Statement of Shareholders' Equity (Unaudited) for the six months ended June 30, 1998.........................................  5

        Statements of Cash Flows (Unaudited)
               for the six months ended June 30, 1998 and 1997.............  6

        Notes to Unaudited Financial Statements............................  7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

        Introduction.......................................................  9
        Results of Operations..............................................  9
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

Item 6.        Exhibits and Reports on Form 8-K............................ 12

Signature.................................................................. 13

                     PART I. - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                       AMERICAN CAPITAL STRATEGIES, LTD.

                                 BALANCE SHEETS
                      (In thousands except per share data)

                                                                               (Unaudited)
                                                                                June 30,   December 31,
                                                                                  1998         1997
                                                                                  ----         ----
                                     Assets
Investments at fair value (cost or initial value of $166,373 and $133,274,
  respectively) ............................................................    $166,534     $133,415
Cash and cash equivalents ..................................................       1,717        8,862
Investment in unconsolidated operating subsidiary ..........................       7,081        6,869
Due from unconsolidated operating subsidiary ...............................          --          861
Interest receivable ........................................................         686          644
Other ......................................................................         137           54
                                                                                --------     --------
Total assets ...............................................................    $176,155     $150,705
                                                                                ========     ========

                      Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities ...................................    $    134     $     53
Due to unconsolidated operating subsidiary .................................         212           --
Short-term note payable ....................................................      24,742           --
                                                                                --------     --------
Total liabilities ..........................................................      25,088           53
Shareholders' equity:
  Undesignated preferred stock, $0.01 par value, 5,000 shares
    authorized, 0 issued and outstanding ...................................          --           --
  Common stock, $.01 par value, 20,000 shares authorized,
    and 11,069 issued and outstanding ......................................         111          111
  Capital in excess of par value ...........................................     144,940      144,940
  Undistributed net realized earnings (deficit) ............................         340          (55)
  Unrealized appreciation of investments ...................................       5,676        5,656
                                                                                --------     --------
Total shareholders' equity .................................................     151,067      150,652
                                                                                --------     --------
Total liabilities and shareholders' equity .................................    $176,155     $150,705
                                                                                ========     ========

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            SCHEDULE OF INVESTMENTS

                                  (Unaudited)
                      (In thousands except per share data)

                                  June 30, 1998

                                                                                Industry             Cost         Fair Value
                                                                                --------             ----         ----------
Senior Debt--4.5%
-----------------
Four-S Baking Company ......................................................  Baking                $  1,546        $  1,546
BIW Connector Systems, LLC .................................................  Manufacturing            3,566           3,566
Chance Coach, Inc. .........................................................  Bus Manufacturer         1,500           1,500
JAG Industries, Inc. .......................................................  Manufacturing            1,200           1,200
                                                                                                    --------        --------
Subtotal....................................................................                           7,812           7,812

Subordinated Debt--34.2%
------------------------
Four-S Baking Company ......................................................  Baking                   1,520           1,520
BIW Connector Systems, LLC .................................................  Manufacturing            6,651           6,651
Westwind Group Holdings, Inc. ..............................................  Restaurant               3,070           3,070
JAG Industries, Inc. .......................................................  Manufacturing            2,323           2,323
Specialty Transportation Services, Inc. ....................................  Waste Hauler             7,333           7,333
Chance Coach, Inc ..........................................................  Bus Manufacturer         8,029           8,029
The L.A. Studios, Inc. .....................................................  Audio Post-Production    2,363           2,363
Decorative Surfaces International, Inc. ..................................... Decorative Paper &
                                                                                Vinyl Mfg.            10,443          10,443
New Piper Aircraft, Inc. ...................................................  Aircraft Manufacturing  17,779          17,779
                                                                                                    --------        --------
Subtotal ...................................................................                          59,511          59,511

Convertible Preferred Stock--3.0%
---------------------------------
Four-S Baking Company 15% dividend convertible into 51 shares of
  common stock or 10.89% of Co. ............................................  Baking                   2,549           2,549
Chance Coach, Inc 12% dividend convertible into 20% of Co. .................  Bus Manufacturer         2,000           2,000
Decorative Surfaces International, Inc. 14.5% dividend convertible into 2.9%
  of Co. ...................................................................  Decorative Paper &
                                                                                Vinyl Mfg.               595             595
                                                                                                    --------        --------
Subtotal ...................................................................                           5,144           5,144

Common Stock Warrants(1)--8.4%
------------------------------
Four-S Baking Company 15 shares 3.26% of Co. ...............................  Baking                     462             602
BIW Connector Systems, LLC 8% of LLC .......................................  Manufacturing              652             652
Westwind Group Holdings, Inc. 5% of Co. ....................................  Restaurant                 350             350
JAG Industries, Inc. 75% of Co. ............................................  Manufacturing              505             505
Specialty Transportation Services, Inc. 9.1% of Co. ........................  Waste Hauler               694             694
Chance Coach, Inc 43.7% of Co. .............................................  Bus Manufacturer         4,041           4,041
The L.A. Studios, Inc. 17% of Co. ..........................................  Audio Post-Production      902             902
Decorative Surfaces International, Inc. 42.3% of Co. .......................  Decorative Paper &
                                                                                Vinyl Mfg.             4,571           4,571
New Piper Aircraft, Inc. 4% of Co. .........................................  Aircraft Manufacturing   2,231           2,231
                                                                                                    --------        --------
Subtotal ...................................................................                          14,408          14,548

Common Stock(1)--1.3%
---------------------
Four-S Baking Company (2) ..................................................  Baking                     966             966
Specialty Transportation Services, Inc. 9.1% of Co. ........................  Waste Hauler               500             500
Chance Coach, Inc 18.3% of Co. .............................................  Bus Manufacturer           706             706
                                                                                                    --------        --------
Subtotal ...................................................................                           2,172           2,172
                                                                                                    --------        --------
Subtotal--non-publicly traded securities--51.4% ............................                          89,047          89,187

Government Securities--44.5%
----------------------------
FHLM Discount Note due 7/24/98 .............................................                           9,965           9,966
FNMA Discount Note due 7/10/98 .............................................                           9,986           9,986
FHLB Discount Note due 8/20/98 .............................................                          14,885          14,889
FNMA 5.71% due 9/9/98 ......................................................                          14,998          15,014
FHLMC Discount Note due 7/2/98 .............................................                          24,992          24,992
SLMA Discount Note due 7/1/98 ..............................................                           2,500           2,500
                                                                                                    --------         -------
Total Investments ..........................................................                          77,326          77,347

Investment in Unconsolidated Operating Subsidiary--4.1%
-------------------------------------------------------                       Investment
ACS Capital Investments Corporation(1)(2)--100% of Co. .....................  Banking                    403           7,081
                                                                                                    --------        --------
Totals .....................................................................                        $166,776        $173,615
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

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                      (In thousands except per share data)

                                                           Six Months   Three Months  | |  Six Months   Three Months
                                                             Ended          Ended     | |    Ended         Ended
                                                            June 30,       June 30,   | |   June 30,      June 30,
                                                              1998           1998     | |     1997          1997
                                                         -------------  ------------- | | ------------  ------------
                                                           (Note 4)       (Note 4)    | |
Operating Income                                                                      | |
Interest income .........................................      $5,841    $     3,161  | |       --            --
Loan fees ...............................................       1,135            523  | |                     --
Financial advisory fees .................................          --             --  | |     $860          $346
Financial performance fees ..............................          --             --  | |      744           681
Other ...................................................          --             --  | |      338           240
                                                          -----------    -----------  | |   ------        ------
Total operating income ..................................       6,976          3,684  | |    1,942         1,267
                                                                                      | |
Operating Expenses                                                                    | |
Salaries and benefits ...................................         378            208  | |      627           373
General, administrative and other .......................         437            164  | |    1,012           679
                                                          -----------    -----------  | |   ------        ------
Total operating expenses ................................         815            372  | |    1,639         1,052
                                                          -----------    -----------  | |   ------        ------
Operating income before equity in earnings of                                         | |
   unconsolidated operating subsidiary ..................       6,161          3,312  | |      303           215
Equity in earnings of unconsolidated operating                                        | |
  subsidiary ............................................         212            111  | |       --            --
                                                          -----------    -----------  | |   ------        ------
Net operating income ....................................       6,373          3,423  | |      303           215
Change in unrealized appreciation of investments ........          20             (8) | |    5,332         5,120
                                                          -----------    -----------  | |   ------        ------
Income before income taxes ..............................       6,393          3,415  | |    5,635         5,335
Provision for income taxes ..............................          --             --  | |    2,151         2,035
                                                          -----------    -----------  | |   ------        ------
Net increase in shareholders' equity resulting from                                   | |
  operations ............................................ $     6,393    $     3,415  | |   $3,484        $3,300
                                                          ===========    ===========  | |   ======        ======
                                                                                      | |
Net operating income per share            Basic ......... $      0.58    $      0.31  | |
                                          Diluted ....... $      0.55    $      0.29  | |
                                                                                      | |
Net increase in shareholders' equity      Basic ......... $      0.58    $      0.31  | |
  resulting from operations per share     Diluted ....... $      0.55    $      0.29  | |
                                                                                      | |
Weighted average shares of common         Basic .........      11,069         11,069  | |
  stock outstanding                       Diluted .......      11,585         11,689  | |

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, INC.

                      STATEMENT OF SHAREHOLDERS' EQUITY(1)

                                 (In thousands)

                                      Common Stock             Capital       Undistributed       Unrealized       Total
                                  -------------------       in Excess of     Net Realized       Appreciation   Shareholders'
                                  Shares       Amount         Par Value    Earnings (deficit)  of Investments    Equity
                                  ------       ------         ---------    ------------------  --------------    ------






Balance at December 31, 1997....   11,069        $111        $ 144,940         $     (55)        $  5,656       $150,652

Net increase in shareholders'
  equity resulting from
  operations....................                                                   6,373               20          6,393
Distributions...................                                                  (5,978)                         (5,978)
                                  -------        ----        ---------         ---------         --------       --------
Balance at June 30, 1998........   11,069        $111        $ 144,940         $     340         $  5,676       $151,067
                                  =======        ====        =========         =========         ========       ========

----------

(1) There are no adjustments to net increase in shareholders' equity resulting from operations to determine comprehensive income for the six months ended June 30, 1998. For the three months ended June 30, 1998, comprehensive income was $3,415.

                        AMERICAN CAPITAL STRATEGIES, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                             Six Months     | |     Six Months
                                                               Ended        | |       Ended
                                                              June 30,      | |      June 30,
                                                                1998        | |        1997
                                                             ----------     | |     ----------
Operating activities                                                        | |
  Net increase in shareholders' equity resulting                            | |
    from operations ....................................      $  6,393      | |      $3,484
    Adjustments to reconcile net increase in                                | |
      shareholders' equity resulting from                                   | |
      operations to net cash provided by                                    | |
      operating activities:                                                 | |
        Depreciation and amortization ..................            --      | |          22
        Unrealized appreciation of investments..........           (20)     | |      (5,332)
        Net amortization of securities .................        (1,347)     | |          --
        Amortization of loan discounts .................          (293)     | |          --
        Amortization of deferred finance costs .........            --      | |           2
        Provision for deferred income taxes ............            --      | |       2,097
        ESOP contribution ..............................            --      | |           7
        Increase in interest receivable ................           (42)     | |          --
        Provision for doubtful accounts ................            --      | |        (177)
        Decrease in due from unconsolidated                                 | |
          operating subsidiary .........................         1,073      | |          --
        Decrease in accounts receivable ................            --      | |         423
        Increase in other assets .......................           (83)     | |         (78)
        Increase (decrease) in accounts payable and                         | |
          accrued liabilities ..........................            81      | |        (202)
        Gain of unconsolidated operating subsidiary.....          (212)     | |          --
                                                              --------      | |      ------
Net cash provided by operating activities ..............         5,550      | |         246

Investing activities                                                        | |
  Proceeds from sale or maturity of investments ........        84,080      | |          60
  Principal repayments .................................           713      | |
  Purchase of investments ..............................       (68,810)     | |        (433)
  Purchase of securities................................       (47,412)     | |          --
  Purchase of property and equipment, net of disposals..            --      | |         (21)
                                                              --------      | |      ------
Net cash used in investing activities ..................       (31,429)     | |        (394)

Financing activities                                                        | |
  Proceeds from notes payable...........................        24,712      | |         590
  Decrease in due to related parties ...................            --      | |         (39)
  Distributions ........................................        (5,978)     | |          --
                                                              --------      | |      ------
Net cash provided by financing activities ..............        18,734      | |         551
                                                              --------      | |      ------
Net increase (decrease) in cash and cash equivalents ...        (7,145)     | |         403
Cash and cash equivalents at beginning of period .......         8,862      | |         323
                                                              --------      | |      ------
Cash and cash equivalents at end of period .............      $  1,717      | |      $  726
                                                              ========      | |      ======
Supplemental disclosure:
Non-cash transaction:
  Dividends on preferred stock declared ................            --                  $81


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

On August 29, 1997, the Company completed an initial public offering (IPO) of 10,382 shares of common stock, and elected to be treated as a Business Development Company under the Investment Company Act of 1940, as amended. On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (RIC) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code. As contemplated by these transactions, the Company materially changed its business plan and format from primarily structuring and arranging financing for buyout transactions on a fee for services basis to being a lender to and investor in small and medium sized companies. As a result of the changes, the Company's predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. The Company's investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders' equity through appreciation in value of the Company's equity interests. The Company also provides financial advisory services to businesses through ACS Capital Investments Corporation (CIC), a wholly-owned subsidiary. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, and Savannah.

Note 3. Investment in Unconsolidated Operating Subsidiary

CIC is an operating subsidiary of the Company and is accounted for under the equity method effective October 1, 1997. The investment in CIC is carried at fair value as determined by the Board of Directors.

Condensed financial information for CIC at June 30, 1998 and for the three and six months then ended was as follows:

Assets
  Investments in portfolio companies,
    at fair value..................................   $10,232
  Other assets, net................................     1,691
                                                      -------
    Total assets...................................   $11,923
                                                      =======
Liabilities and Shareholder's Equity
  Deferred income taxes............................   $ 3,405
  Other liabilities................................     1,476
  Shareholder's equity.............................     7,042
                                                      -------
Total liabilities and shareholder's equity.........   $11,923
                                                      =======

                                                        Three          Six
                                                       Months        Months
                                                        Ended         Ended
                                                        -----         -----

Total revenue......................................   $ 2,102        $ 3,880
Operating expense..................................     1,917          3,462
                                                      -------        -------
  Net operating income.............................       185            418
Unrealized depreciation of investments.............        33            129
Income taxes.......................................        41             77
                                                      -------        -------
Net income.........................................   $   111        $   212
                                                      =======        =======

                       AMERICAN CAPITAL STRATEGIES, LTD.

                                  (Unaudited)
                      (In thousands except per share data)

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 1998. For all other periods, earnings per share is not presented since it is not considered meaningful due to the IPO and reorganization of the Company as a RIC.

                                                              Three Months Ended         Six Months Ended
                                                                June 30, 1998             June 30, 1998
                                                              ------------------         ----------------

Numerator for basic and diluted
  Net increase in shareholders' equity
  resulting from operations..............................           $ 3,415                 $ 6,393
                                                                    =======                 =======
Denominator for basic-weighted
  average shares.........................................            11,069                  11,069
Employee stock options...................................               464                     386
Warrants.................................................               156                     130
                                                                    -------                 -------
Dilutive potential common shares.........................               620                     516
                                                                    -------                 -------
Denominator for diluted..................................            11,689                  11,585
                                                                    =======                 =======
Basic earnings per share.................................           $  0.31                 $  0.58
Diluted earnings per share...............................           $  0.29                 $  0.55


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

Note 6. Income Taxes

At the time of the IPO, the Company requested a private letter ruling from the Internal Revenue Service to determine the timing of recognition of built-in-gains established during the time the Company was taxed under Subchaper
C. During the quarter, the Company received a favorable ruling from the IRS which allows it to defer its built-in-gains under rules similar to Section 1374 of the Code.

Note 7. Short-term Note Payable

On June 30, 1998, the Company borrowed $24,742 secured by government securities with a fair value of $27,492. The interest rate on the short-term Note was 6.75% and the Note was fully repaid on July 2, 1998.

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

         Operating results for the three months ended June 30, 1998 are summarized as follows:

Operating income ...........................................       $3,684
Operating expenses .........................................          372
Equity in earnings of unconsolidated
  operating subsidiary .....................................          111
                                                                   ------
Net operating income .......................................        3,423
Change in unrealized appreciation
  of investments ...........................................            8
                                                                   ------
Net increase in shareholders' equity
  resulting from operations ................................       $3,415
                                                                   ======

         Total operating income consisted of approximately $523 in loan fees and $2,163 in interest and dividends on non-publicly traded securities and $998 in interest on government agency securities, bank deposits and repurchase agreements. The loan fees were earned as a result of closing four investments in private companies totaling $39,700 during the period.

         Operating expenses for the period consisted of $208 in salaries and benefits and $164 in general and administrative expenses.

         Equity in earnings of unconsolidated operating subsidiary represents CIC's results. For the three months ended June 30, 1998, CIC's results included $2,102 of operating income, $1,917 of operating expenses, $33 of unrealized depreciation of investments and $41 in tax provisions.

         The change in unrealized appreciation of investments is determined by the Company's Board of Directors. The change in unrealized depreciation of investments for the three month period is $8 which consists of an depreciation of $8 in the valuation of the government agency securities.

         Operating results for the six months ended June 30, 1998 are summarized as follows:

Operating income ...........................................       $6,976
Operating expenses .........................................          815
Equity in earnings of unconsolidated
  operating subsidiary .....................................          212
                                                                   ------
Net operating income .......................................        6,373
Change in unrealized appreciation
  of investments ...........................................           20
                                                                   ------
Net increase in shareholders' equity
  resulting from operations ................................       $6,393
                                                                   ======
         Total operating income consisted of approximately $1,135 in loan fees and $3,370 in interest and dividends on non-publicly traded securities and $2,471 in interest on government agency securities, bank deposits and repurchase agreements. The loan fees were earned as a result of closing eight investments in private companies totaling $69,400 during the period.

         Operating expenses for the period consisted of $378 in salaries and benefits and $437 in general and administrative expenses.

         Equity in earnings of unconsolidated operating subsidiary represents CIC's results. For the six months ended June 30, 1998, CIC's results included $3,880 of operating income, $3,426 of operating expenses, $129 of unrealized depreciation of investments and $77 in tax provisions.

         The change in unrealized appreciation of investments is determined by the Company's Board of Directors. The change in unrealized depreciation of investments for the three month period is $20 which consists of an decrease of $4 in the valuation of the government agency securities and an increase of $24 in the valuation of the investments in private companies.

Financial Condition, Liquidity, and Capital Resources

         The Company received proceeds of $143,600 in connection with its IPO which was completed on August 29, 1997. At June 30, 1998, the Company had
$1,717 in cash and cash equivalents and $77,347 in investments in Federal agency securities. The Company continues to review potential investments in the debt and equity securities of small and medium sized businesses and the Company intends to liquidate its Federal agency securities to fund its investments. As a RIC, the Company is required to distribute annually 90% or more of its net operating income and net realized short-term capital gains to shareholders. While the Company will provide shareholders with the option of reinvesting their distributions in the Company, the Company anticipates having to borrow to obtain liquidity after the proceeds of the IPO have been fully invested in the debt and equity of small and medium sized businesses. No assurance can be given that such liquidity will be obtainable, or obtainable at interest rates favorable to the Company.
                                       10

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


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 1998 the Company held its Annual Meeting of Stockholders. Four matters were submitted to the stockholders for consideration.


      1.  Election of three Directors;

      2. Proposal to approve the Company's 1997 Disinterested Director Stock Option Plan;

      3. Proposal to approve Amendment No. 1 to the Company's 1997 Stock Option Plan; and

      4. Ratification of the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1998.

The results of the shares voted with regard to each of these matters is as follows:


1. Election of Three Directors:


   Director:                   For                  Withheld
   ---------                  -----                ----------

   David Gladstone           8,710,040               4,683
   Robert L. Allbritton      8,710,040               4,683
   Landon Butler             8,710,040               4,683


Continuing Directors whose term did not expire at the annual meeting were as follows: Adam Blumenthal, Neil M. Hahl, Stan Lundine, Philip R. Harper, Stephen
P. Walko and Malon Wilkus.


2. Proposal to approve the Company's 1997 Disinterested Director Stock Option Plan:


       For                  Against      Abstained      Broker Non-Votes
      ----                --------      ---------      ----------------
    7,302,880             470,274        12,595             927,736


3. Proposal to approve Amendment No. 1 to the Company's 1997 Stock Option Plan:


       For                 Against       Abstained      Broker Non-Votes
      ----                 -------       ---------      ----------------
    7,099,038              665,925        20,786             927,736


4. Ratification of the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1998:

       For                 Against       Abstained
      ----                 -------       ---------
    8,686,327              15,700         11,458


ITEM 5.        OTHER INFORMATION

Not Applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


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

                                  AMERICAN CAPITAL STRATEGIES, LTD.



August 14, 1998                   By: John R. Erickson
                                      -------------------------
                                      John R. Erickson
                                      Vice President and Chief Financial Officer