Form 10-Q
period 1998-09-30
AMERICAN CAPITAL STRATEGIES LTD
filed 1998-11-16
CIK 817473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         COMMISSION FILE NUMBER:______

                            ------------------------

                       AMERICAN CAPITAL STRATEGIES, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

            DELAWARE                                   52-145-1377
----------------------------------         ------------------------------------
(STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

                            ------------------------

                       3 BETHESDA METRO CENTER, SUITE 860
                            BETHESDA, MARYLAND 20814
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                            ------------------------

                                 (301) 951-6122
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of November 9, 1998 was 11,054,774.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN CAPITAL STRATEGIES, LTD.

                               TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
            Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997.......................     1
            Schedules of Investments as of September 30, 1998 (Unaudited) and December 31, 1997.............     2
            Statements of Operations (Unaudited) for the three and nine months ended September 30, 1998 and
              1997..........................................................................................     4
            Statement of Shareholders' Equity (Unaudited) for the nine months ended September 30, 1998......     5
            Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1998 and 1997......     6
            Notes to Unaudited Financial Statements.........................................................     7
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation
            Introduction....................................................................................    10
            Results of Operations...........................................................................    10
            Financial Condition, Liquidity and Capital Resources............................................    12
            Impact of the Year 2000.........................................................................    12

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings...............................................................................    13
Item 2.     Changes in Securities...........................................................................    13
Item 3.     Defaults upon Senior Securities.................................................................    13
Item 4.     Submission of Matters to a Vote of Security Holders.............................................    13
Item 5.     Other Information...............................................................................    13
Item 6.     Exhibits and Reports on Form 8-K................................................................    13
Signature...................................................................................................    14

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMERICAN CAPITAL STRATEGIES, LTD.

                                 BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                          1998              1997
                                                                                      -------------     ------------
                                                                                       (UNAUDITED)
                                      ASSETS
Investments at fair value (cost or initial value of $181,247 and $133,274,
  respectively)....................................................................     $ 182,331         $133,415
Cash and cash equivalents..........................................................         6,897            8,862
Investment in unconsolidated operating subsidiary..................................         6,715            6,869
Due from unconsolidated operating subsidiary.......................................            28              861
Interest receivable................................................................         1,580              644
Other..............................................................................            28               54
                                                                                      -------------     ------------
Total assets.......................................................................     $ 197,579         $150,705
                                                                                      -------------     ------------
                                                                                      -------------     ------------
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities...........................................     $     144         $     53
Short-term note payable............................................................        44,993               --
                                                                                      -------------     ------------
Total liabilities..................................................................        45,137               53
Shareholders' equity:
     Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0
      issued and outstanding.......................................................            --               --
     Common stock, $.01 par value, 20,000 shares authorized, and 11,077 and 11,069
      respectively issued and outstanding..........................................           111              111
     Capital in excess of par value................................................       145,036          144,940
     Undistributed net realized earnings (deficit).................................           696              (55)
     Unrealized appreciation of investments........................................         6,599            5,656
                                                                                      -------------     ------------
Total shareholders' equity.........................................................       152,442          150,652
                                                                                      -------------     ------------
Total liabilities and shareholders' equity.........................................     $ 197,579         $150,705
                                                                                      -------------     ------------
                                                                                      -------------     ------------


                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            SCHEDULE OF INVESTMENTS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                               SEPTEMBER 30, 1998


                                                                                 INDUSTRY             COST      FAIR VALUE
                                                                         ------------------------   --------    ----------
SENIOR DEBT--8.0%
-----------------
Four-S Baking Company...............................................     Baking                     $  1,406     $  1,406
BIW Connector Systems, LLC..........................................     Manufacturing                 3,404        3,404
Chance Coach, Inc. .................................................     Bus Manufacturer              1,339        1,339
JAG Industries, Inc. ...............................................     Manufacturing                 1,200        1,200
Cycle Gear, Inc. ...................................................     Motor Cycle Accessories         500          500
Wilderness Systems, Inc. ...........................................     Canoes & Kayaks               7,277        7,277
                                                                                                    --------    ----------
Subtotal............................................................                                  15,126       15,126

SUBORDINATED DEBT--38.3%
------------------------
Four-S Baking Company...............................................     Baking                        1,543        1,543
BIW Connector Systems, LLC..........................................     Manufacturing                 6,678        6,678
Westwind Group Holdings, Inc. ......................................     Restaurant                    2,946        2,946
JAG Industries, Inc. ...............................................     Manufacturing                 2,337        2,337
Specialty Transportation Services, Inc. ............................     Waste Hauler                  7,350        7,350
Chance Coach, Inc. .................................................     Bus Manufacturer              8,127        8,127
The L.A. Studios, Inc. .............................................     Audio Post-Production         2,378        2,378
Decorative Surfaces International, Inc. ............................     Decorative Paper & Vinyl     10,466       10,466
                                                                          Mfg.
New Piper Aircraft, Inc. ...........................................     Aircraft Manufacturing       17,818       17,818
Electolux, LLC......................................................     Vacuum Cleaner                7,255        7,255
Cycle Gear, Inc. ...................................................     Motor Cycle Accessories         876          876
Wilderness Systems, Inc. ...........................................     Canoes & Kayaks               4,681        4,681
                                                                                                    --------    ----------
Subtotal............................................................                                  72,455       72,455

CONVERTIBLE PREFERRED STOCK--2.8%
---------------------------------
Four-S Baking Company 15% dividend convertible into 51 shares of
 common stock or 10.89% of Co. .....................................     Baking                        2,635        2,635
Chance Coach, Inc 12% dividend convertible into 20% of Co. .........     Bus Manufacturer              2,000        2,000
Decorative Surfaces International, Inc. 14.5% dividend convertible       Decorative Paper & Vinyl
 into 2.9% of Co. ..................................................      Mfg.                           617          617
                                                                                                    --------    ----------
Subtotal............................................................                                   5,252        5,252

COMMON STOCK WARRANTS(1)--8.8%
------------------------------
Four-S Baking Company 15 shares 3.26% of Co. .......................     Baking                          462          694
BIW Connector Systems, LLC 8% of LLC................................     Manufacturing                   652          652
Westwind Group Holdings, Inc. 5% of Co. ............................     Restaurant                      350          470
JAG Industries, Inc. 75% of Co. ....................................     Manufacturing                   505          505
Specialty Transportation Services, Inc. 9.1% of Co. ................     Waste Hauler                    694          694
Chance Coach, Inc 43.7% of Co. .....................................     Bus Manufacturer              4,041        4,041
The L.A. Studios, Inc. 17% of Co. ..................................     Audio Post-Production           902          902
Decorative Surfaces International, Inc. 42.3% of Co. ...............     Decorative Paper & Vinyl      4,571        4,571
                                                                          Mfg.
New Piper Aircraft, Inc. 4% of Co. .................................     Aircraft Manufacturing        2,231        2,231
Electrolux LLC 2.5% of Co. .........................................     Vacuum Cleaner                  246          246
Cycle Gear, Inc. 16.5% of Co. ......................................     Motor Cycle Accessories         374          374
Wilderness Systems, Inc. 18% of Co. ................................     Canoes & Kayaks               1,319        1,319
                                                                                                    --------    ----------
Subtotal............................................................                                  16,347       16,699

COMMON STOCK(1)--1.5%
---------------------
Four-S Baking Company(2)............................................     Baking                          966         1504
Specialty Transportation Services, Inc. 9.1% of Co. ................     Waste Hauler                    500          694
Chance Coach, Inc 18.3% of Co. .....................................     Bus Manufacturer                706          706
                                                                                                    --------    ----------
Subtotal............................................................                                   2,172        2,904
                                                                                                    --------    ----------
Subtotal--non-publicly traded securities--51.4%.....................                                 111,352      112,436

GOVERNMENT SECURITIES--37.0%
----------------------------
FNMA Discount Note Due 11/14/98.....................................                                  19,902       19,902
FHLB Discount Note Due 10/1/98......................................                                   9,999        9,999
FHLB Discount Note Due 10/1/98......................................                                  39,994       39,994
                                                                                                    --------    ----------
Total Investments...................................................                                  69,895       69,895

INVESTMENT IN UNCONSOLIDATED OPERATING SUBSIDIARY--3.6%
-------------------------------------------------------
ACS Capital Investments Corporation(1)(2)--100% of Co. .............     Investment Banking              403        6,715
                                                                                                    --------    ----------
Totals..............................................................                                $181,650     $189,046
                                                                                                    --------    ----------
                                                                                                    --------    ----------


------------------
(1) Non-income producing
(2) Affiliate

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            SCHEDULE OF INVESTMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                               DECEMBER 31, 1997

                                                                          INDUSTRY           COST      FAIR VALUE
                                                                     ------------------    --------    ----------
SENIOR DEBT--4.1%
-----------------
Four-S Baking Company.............................................   Baking                $  1,825     $   1,825
BIW Connector Systems, LLC........................................   Manufacturing            3,890         3,890
                                                                                           --------    ----------
Subtotal..........................................................                            5,715         5,715

SUBORDINATED DEBT--7.9%
-----------------------
Four-S Baking Company.............................................   Baking                   1,492         1,492
BIW Connector Systems, LLC........................................   Manufacturing            6,350         6,350
Westwind Group Holdings, Inc. ....................................   Restaurant               3,206         3,206
                                                                                           --------    ----------
Subtotal..........................................................                           11,048        11,048

CONVERTIBLE PREFERRED STOCK--1.6%
---------------------------------
Four-S Baking Company 15% dividend convertible into 51 shares of
  common stock or 10.89% of Co. ..................................   Baking                   2,303         2,303

COMMON STOCK WARRANTS(1)--1.1%
------------------------------
Four-S Baking Company 15 shares 3.26% of Co.(2)...................   Baking                     461           577
BIW Connector Systems, LLC 8% of LLC..............................   Manufacturing              652           652
Westwinds Group Holdings, Inc. 5% of Co. .........................   Restaurant                 350           350
                                                                                           --------    ----------
Subtotal..........................................................                            1,463         1,579
                                                                                           --------    ----------
Subtotal--non-publicly traded securities--14.7%...................                           20,529        20,645

GOVERNMENT SECURITIES--80.4%
----------------------------
FHLB Discount Note due 2/4/98.....................................                           20,969        20,982
FHLB Discount Note due 3/6/98.....................................                           10,893        10,898
FHLB Discount Note due 4/1/98.....................................                            9,865         9,868
FNMA Discount Note due 4/24/98....................................                            6,877         6,883
FFCB 5.90% due 6/2/98.............................................                           20,017        20,016
FHLB Discount Note due 6/8/98.....................................                           14,646        14,644
FHLB Discount Note due 8/20/98....................................                           14,483        14,479
FNMA 5.71% due 9/9/98.............................................                           14,995        15,000
                                                                                           --------    ----------
Total Investments.................................................                          112,745       112,770

INVESTMENT IN UNCONSOLIDATED OPERATING SUBSIDIARY--4.9%
-------------------------------------------------------
ACS Capital Investments Corporation(1)(2)--100% of Co. ...........   Investment Banking         403         6,869
                                                                                           --------    ----------
Totals............................................................                         $133,677     $ 140,284
                                                                                           --------    ----------
                                                                                           --------    ----------

------------------
(1) Non-income producing
(2) Affiliate

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                           NINE MONTHS    THREE MONTHS | | NINE MONTHS    THREE MONTHS
                                                              ENDED           ENDED    | |    ENDED           ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,| |SEPTEMBER 30,   SEPTEMBER 30,
                                                              1998            1998     | |     1997            1997
                                                          -------------   -------------| |-------------   -------------
                                                            (NOTE 4)        (NOTE 4)   | |
Operating Income                                                                       | |
Interest income........................................     $   9,931       $   4,090  | |  $     553       $     553
Loan fees..............................................         1,806             672  | |                         --
Financial advisory fees................................            --              --  | |      1,122             262
Financial performance fees.............................            --              --  | |        798              54
Other..................................................            --              --  | |        428              90
                                                          -------------   -------------| |-------------   -------------
Total operating income.................................        11,737           4,762  | |      2,901             959
                                                                                       | |
Operating Expenses                                                                     | |
Salaries and benefits..................................           628             250  | |       1,221             594
General, administrative and other......................           683             246  | |       1,430             418
                                                          -------------   -------------| | -------------   -------------
Total operating expenses...............................         1,311             496  | |       2,651           1,012
                                                          -------------   -------------| | -------------   -------------
                                                                                       | |
Operating income before equity in earnings of                                          | |
  unconsolidated operating subsidiary..................        10,427           4,266  | |         250             (53)
Equity in loss of unconsolidated operating                                             | |
  subsidiary...........................................          (154)           (366) | |          --              --
                                                          -------------   -------------| | -------------   -------------
Net operating income...................................        10,273           3,900  | |         250             (53)
Change in unrealized appreciation (depreciation) of
  investments..........................................           943             924  | |       5,321             (11)
                                                          -------------   -------------| | -------------   -------------
Income before income taxes.............................        11,216           4,824  | |       5,571             (64)
Income taxes provision (benefit).......................            --              --  | |       2,128             (22)
                                                          -------------   -------------| | -------------   -------------
Net increase in shareholders' equity resulting from                                    | |
  operations...........................................     $  11,216       $   4,824  | |   $   3,443       $     (42)
                                                          -------------   -------------| | -------------   -------------
                                                          -------------   -------------| | -------------   -------------
Net operating income per share            Basic........     $    0.93       $    0.35  | |
                                          Diluted......     $    0.89       $    0.34  | |
Net increase in shareholders' equity      Basic........     $    1.01       $    0.44  | |
  resulting from operations per share     Diluted......     $    0.97       $    0.42  | |
Weighted average shares of common         Basic........        11,069          11,070  | |
  stock outstanding                       Diluted......        11,544          11,461  | |


                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, INC.

                      STATEMENT OF SHAREHOLDERS' EQUITY(1)
                                 (IN THOUSANDS)


                                                                              UNDISTRIBUTED
                                             COMMON STOCK        CAPITAL      NET REALIZED      UNREALIZED         TOTAL
                                           -----------------   IN EXCESS OF     EARNINGS       APPRECIATION    SHAREHOLDERS'
                                           SHARES    AMOUNT     PAR VALUE       (DEFICIT)     OF INVESTMENTS      EQUITY
                                           -------   -------   ------------   -------------   --------------   -------------
Balance at December 31, 1997.............   11,069    $ 111      $144,940        $   (55)         $5,656         $ 150,652
Issuance of new shares of common stock
  under the 1997 Stock Option Plan.......        8                     96                                               96
Net increase in shareholders' equity
  resulting from operations..............                                         10,273             943            11,216
Distributions............................                                         (9,522)                           (9,522)
                                           -------   -------   ------------   -------------      -------       -------------
Balance at September 30, 1998............   11,077    $ 111      $145,036        $   696          $6,599         $ 152,442
                                           -------   -------   ------------   -------------      -------       -------------
                                           -------   -------   ------------   -------------      -------       -------------


------------------

(1) There are no adjustments to net increase in shareholders' equity resulting from operations to determine comprehensive income for the nine months ended September 30, 1998. For the three months ended September 30, 1998, comprehensive income was $4,824.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       NINE MONTHS  | |  NINE MONTHS
                                                                                          ENDED     | |     ENDED
                                                                                      SEPTEMBER 30, | | SEPTEMBER 30,
                                                                                          1998      | |     1997
                                                                                      ------------- | | -------------
Operating activities                                                                                | |
  Net increase in shareholders' equity resulting from operations...................     $  11,216   | |   $   3,443
    Adjustments to reconcile net increase in shareholders' equity resulting from                    | |
      operations to net cash provided by operating activities:                                      | |
       Depreciation and amortization...............................................            --   | |          32
       Change in unrealized appreciation of investments............................          (943)  | |      (5,321)
       Net amortization of securities..............................................        (1,347)  | |        (337)
       Amortization of loan discounts..............................................          (563)  | |          --
       Amortization of deferred finance costs......................................            --   | |           3
       Provision for deferred income taxes.........................................            --   | |       2,102
       ESOP contribution...........................................................            --   | |         117
       Increase in interest receivable.............................................        (1,291)  | |        (122)
       Provision for doubtful accounts.............................................            --   | |        (177)
       Decrease in due from unconsolidated operating subsidiary....................           833   | |          --
       Decrease in accounts receivable.............................................            --   | |         486
       (Increase) decrease in other assets.........................................            26   | |         (88)
       Increase (decrease) in accounts payable and accrued liabilities.............            91   | |         128
       Loss of unconsolidated operating subsidiary.................................           154   | |          --
                                                                                      ------------- | | -------------
  Net cash provided by operating activities........................................         8,176   | |         266
Investing activities                                                                                | |
  Proceeds from sale or maturity of investments....................................       161,580   | |          60
  Principal repayments.............................................................         1,313   | |
  Purchase of investments..........................................................       (91,337)  | |        (483)
  Purchase of securities...........................................................      (117,308)  | |    (129,897)
  Purchase of property and equipment, net of disposals.............................            --   | |         (28)
                                                                                      ------------- | | -------------
Net cash used in investing activities..............................................       (45,752)  | |    (130,348)
Financing activities                                                                                | |
  Proceeds from notes payable......................................................        69,749   | |         590
  Principal payments of notes payable..............................................       (24,712)  | |      (1,020)
  Decrease in due to related parties...............................................            --   | |         (78)
  Proceeds from stock issuance.....................................................            96   | |     143,608
  Distributions....................................................................        (9,522)  | |          --
                                                                                      ------------- | | -------------
Net cash provided by financing activities..........................................        35,611   | |     143,100
                                                                                      ------------- | | -------------
Net increase (decrease) in cash and cash equivalents...............................        (1,965)  | |      13,018
Cash and cash equivalents at beginning of period...................................         8,862   | |         323
                                                                                      ------------- | | -------------
Cash and cash equivalents at end of period.........................................     $   6,897   | |   $  13,341
                                                                                      ------------- | | -------------
                                                                                      ------------- | | -------------
Supplemental disclosure:                                                                            | |
Non-cash transaction:                                                                               | |
  Dividends on preferred stock declared............................................            --   | |   $      81


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


     On August 29, 1997, the Company completed an initial public offering (IPO) of 10,382 shares of common stock, and elected to be treated as a Business Development Company under the Investment Company Act of 1940, as amended. On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (RIC) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code. As contemplated by these transactions, the Company materially changed its business plan and format from primarily structuring and arranging financing for buyout transactions on a fee for services basis to being a lender to and investor in small and medium sized companies. As a result of the changes, the Company's predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. The Company's investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders' equity through appreciation in value of the Company's equity interests. The Company also provides financial advisory services to businesses through ACS Capital Investments Corporation (CIC), a wholly-owned subsidiary. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, Dallas and Chicago.


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

                       AMERICAN CAPITAL STRATEGIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

               (IN THOUSANDS EXCEPT PER SHARE DATA)--(CONTINUED)

NOTE 3.  INVESTMENT IN UNCONSOLIDATED OPERATING SUBSIDIARY--(CONTINUED)

     Condensed financial information for CIC at September 30, 1998 and for the three and nine months then ended was as follows:


Assets
     Investments in portfolio companies, at fair value.............................   $10,419
     Other assets, net.............................................................     1,298
                                                                                      -------
          Total assets.............................................................   $11,717
                                                                                      -------
                                                                                      -------
Liabilities and Shareholder's Equity
     Deferred income taxes.........................................................   $ 3,145
     Other liabilities.............................................................     1,896
     Shareholder's equity..........................................................     6,676
                                                                                      -------
Total liabilities and shareholder's equity.........................................   $11,717
                                                                                      -------
                                                                                      -------



                                                                                       THREE      NINE
                                                                                      MONTHS     MONTHS
                                                                                       ENDED     ENDED
                                                                                      -------    ------
Total revenue......................................................................   $   901    $4,782
Operating expense..................................................................     1,628     5,090
                                                                                      -------    ------
Net operating loss.................................................................      (727)     (308)
Unrealized appreciation of investments.............................................       187        57
Income taxes benefit...............................................................       174        97
                                                                                      -------    ------
Net loss...........................................................................   $  (366)   $ (154)
                                                                                      -------    ------
                                                                                      -------    ------


NOTE 4.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1998. For all other periods, earnings per share is not presented since it is not considered meaningful due to the IPO and reorganization of the Company as a RIC.


                                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                                          ------------------    ------------------
Numerator for basic and diluted
     Net increase in shareholders' equity resulting from
       operations......................................................        $  4,824              $ 11,216
                                                                             ----------            ----------
                                                                             ----------            ----------
Denominator for basic-weighted average shares..........................          11,070                11,069
Employee stock options.................................................             304                   359
Warrants...............................................................              87                   116
                                                                             ----------            ----------
Dilutive potential common shares.......................................             391                   475
                                                                             ----------            ----------
Denominator for diluted................................................          11,461                11,544
                                                                             ----------            ----------
                                                                             ----------            ----------
Basic earnings per share...............................................        $   0.44              $   1.01
Diluted earnings per share.............................................        $   0.42              $   0.97


NOTE 5.  NEW ACCOUNTING PRONOUNCEMENT

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards Number 130, "Reporting Comprehensive Income" (SFAS 130). SFAS established new rules for the reporting and display of

                       AMERICAN CAPITAL STRATEGIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (IN THOUSANDS EXCEPT PER SHARE DATA)--(CONTINUED)

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENT--(CONTINUED)

comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net increase in shareholders' equity resulting from operations or shareholders' equity.


NOTE 6.  SHORT-TERM NOTE PAYABLE



     On September 30, 1998, the Company borrowed $44,993 secured by government securities with a fair value of $49,993. The interest rate on the short-term Note was 6.75% and the Note was fully repaid on October 1, 1998.

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


     Operating results for the three months ended September 30, 1998 are summarized as follows:



                                                                                      THREE MONTHS ENDED
                                                                                      SEPTEMBER 30, 1998
                                                                                      ------------------
Operating income...................................................................         $4,762
Operating expenses.................................................................            496
Equity in loss of unconsolidated operating subsidiary..............................           (366)
                                                                                           -------
Net operating income...............................................................          3,900
Change in unrealized appreciation of investments...................................            924
Net increase in shareholders' equity resulting from operations.....................         $4,824
                                                                                           -------
                                                                                           -------


     Total operating income consisted of $672 in loan fees and $3,393 in interest and dividends on non-publicly traded securities and $697 in interest on government agency securities, bank deposits and repurchase agreements. The loan fees were earned as a result of closing three investments in private companies totaling $22,500 during the period.


     Operating expenses for the period consisted of $250 in salaries and benefits and $246 in general and administrative expenses.


     Equity in earnings of unconsolidated operating subsidiary represents CIC's results. For the three months ended September 30, 1998, CIC's results included $901 of operating income, $1,628 of operating expenses, $187 of unrealized appreciation of investments and $174 in tax benefits.


     The change in unrealized appreciation of investments is determined by the Company's Board of Directors. The change in unrealized appreciation of investments for the three month period is $924 which consists of an appreciation of $924 in the valuation of the non-publicly traded securities.


     Operating results for the nine months ended September 30, 1998 are summarized as follows:


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                             1998
                                                                                       -----------------
Operating income....................................................................        $11,737
Operating expenses..................................................................          1,311
Equity in loss of unconsolidated operating subsidiary...............................           (154)
                                                                                       -----------------
Net operating income................................................................         10,273
Change in unrealized appreciation of investments....................................            943
                                                                                       -----------------
Net increase in shareholders' equity resulting from operations......................        $11,216
                                                                                       -----------------
                                                                                       -----------------


     Total operating income consisted of $1,806 in loan fees and $6,763 in interest and dividends on non-publicly traded securities and $3,168 in interest on government agency securities, bank deposits and repurchase agreements. The loan fees were earned as a result of closing eleven investments in private companies totaling $91,300 during the period.


     Operating expenses for the period consisted of $628 in salaries and benefits and $683 in general and administrative expenses.


     Equity in earnings of unconsolidated operating subsidiary represents CIC's results. For the nine months ended September 30, 1998, CIC's results included $4,782 of operating income, $5,090 of operating expenses, $57 of unrealized appreciation of investments and $97 in tax benefits.



     The change in unrealized appreciation of investments is determined by the Company's Board of Directors. The change in unrealized appreciation of investments for the nine month period is $943 which consists of an increase of $943 in the valuation of the investments in private companies.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     The Company received proceeds of $143,600 in connection with its IPO which was completed on August 29, 1997. At September 30, 1998, the Company had $6,897 in cash and cash equivalents and $19,902 in unencumbered investments in Federal agency securities. Additionally, during November, 1998, the Company closed on a $25 million credit facility. The Company continues to review potential investments in the debt and equity securities of small and medium sized businesses and the Company intends to liquidate its Federal agency securities and draw on its credit facility to fund its investments. As a RIC, the Company is required to distribute annually 90% or more of its net operating income and net realized short-term capital gains to shareholders. While the Company will provide shareholders with the option of reinvesting their distributions in the Company, the Company anticipates having to borrow to obtain liquidity after the proceeds of the IPO have been fully invested in the debt and equity of small and medium sized businesses. No assurance can be given that such liquidity will be obtainable, or obtainable at interest rates favorable to the Company.


IMPACT OF THE YEAR 2000


     The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.


     The Company principally utilizes for its internal accounting and administrative requirements software written by third parties for sale to the public and not specifically written for the Company. Many of these software developers are reviewing and updating their programs to address the Year 2000 issue. The Company does not anticipate that it has significant exposure to the Year 2000 issue for its internal accounting and administrative software. The Company invests and will continue to invest in small and medium sized businesses. The Company is currently reviewing the Year 2000 issue with the investee companies in order to make a determination of the potential impact. The Company currently cannot assess its exposure or the potential impact of the Year 2000 issue on its investees but plans to have an initial assessment completed in time to include in its 10K filing for 1998.

                                    PART II.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     Not Applicable.


ITEM 5.  OTHER INFORMATION

     Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

    Exhibit 3.1 Articles of Incorporation, incorporated herein by reference to Exhibit 2.a of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. dated August 12, 1997 (Commission File No. 333-29943).

    Exhibit 3.2 By-Laws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. dated August 12, 1997 (Commission File No. 333-29943).

    Exhibit 4 Instruments defining rights of security holders, including indentures, incorporated herein by reference to Exhibits 2.d.1 and 2.d.2 of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. on August 12, 1997 (Commission File No. 333-29943).

    Exhibit 10.1 Amended and Restated Employment Agreement between American Capital Strategies, Ltd. and David Gladstone dated as of August 18, 1998.

    Exhibit 27      Financial Data Schedule.



         (b) The registrant has not filed any reports on a Current Report on Form 8-K during the quarter for which this report 10-Q is filed.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          AMERICAN CAPITAL STRATEGIES, LTD.

                                          By:          JOHN R. ERICKSON
                                              ---------------------------------
                                                      John R. Erickson
                                                  Vice President and Chief
                                                     Financial Officer
November 16, 1998

                                 EXHIBIT INDEX

    EXHIBIT NO.     DESCRIPTION

    Exhibit 3.1 Articles of Incorporation, incorporated herein by reference to Exhibit 2.a of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. dated August 12, 1997 (Commission File No. 333-29943).

    Exhibit 3.2 By-Laws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. dated August 12, 1997 (Commission File No. 333-29943).

    Exhibit 4 Instruments defining rights of security holders, including indentures, incorporated herein by reference to Exhibits 2.d.1 and 2.d.2 of the Amendment No. 1 to Form N-2 filed by American Capital Strategies, Ltd. on August 12, 1997 (Commission File No. 333-29943).

    Exhibit 10.1 Amended and Restated Employment Agreement between American Capital Strategies, Ltd. and David Gladstone dated as of August 18, 1998.

    Exhibit 27      Financial Data Schedule.