Form 10-K
period 1998-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 1999-04-01
CIK 817473

As filed with the Securities and Exchange Commission on March 29, 1999
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ----------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                       Commission file number 814-00149
                                ----------------
                       AMERICAN CAPITAL STRATEGIES, LTD.

           Delaware                                           52-1451377
-------------------------------                             ----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)
                                ----------------
                           3 Bethesda Metro Center
                                  Suite 860
                           Bethesda, Maryland 20814
                    --------------------------------------
                   (Address of principal executive offices)
                                ----------------
                                (301) 951-6122
              --------------------------------------------------
             (Registrant's telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act: Not Applicable

         Securities registered pursuant to section 12(g) of the Act:

                                                 Name of each exchange
       Title of each class                        on which registered
       -------------------                        -------------------
Common Stock, $0.01 par value per share           NASDAQ Stock Market

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]. No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 16, 1999, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was approximately $177,637,809 based upon a closing price of the Registrant's common stock of $17.25 per share as reported on the NASDAQ Stock Market on that date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) On March 16, 1999, there were 11,106,105 shares of the Registrant's common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE. The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 6, 1999 is incorporated by reference into certain sections of Part III herein.

         Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.


================================================================================

                                     PART I

Item 1.    Business of the Company

Background

         American Capital Strategies, Ltd., a Delaware corporation (the "Company"), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies. On August 29, 1997, the Company completed an initial public offering ("IPO") of 10,382,437 shares of its common stock ("Common Stock") and became a non-diversified, closed end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company ("RIC") as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the "Code"). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies. The Company continues to provide financial advisory services to businesses through ACS Capital Investments Corporation ("CIC"), a wholly-owned subsidiary. The Company had established itself as a leading firm in structuring and obtaining funding for management and employee buyouts of subsidiaries, divisions and product lines being divested by larger corporations through the use of employee stock ownership plans ("ESOPs"). From its formation in 1986 through the IPO, the Company arranged 29 financing transactions aggregating over $400 million. From the IPO through December 31, 1998, the Company has invested $150 million in debt and equity securities of middle market companies.

Business

         The Company is a buyout and specialty finance company that is principally engaged in providing senior debt, subordinated debt and equity to middle market companies in need of capital for management buyouts including ESOP buyouts, growth, acquisitions, liquidity and restructuring. The Company invests up to $20 million in each transaction and through its subsidiary, CIC, will arrange and secure capital for larger transactions. The Company's primary business objectives are to increase its net operating income and net asset value by investing its assets in senior debt, subordinated debt with detachable warrants and equity of middle market companies with attractive current yields and potential for equity appreciation. The Company's loans typically range from $3 million to $20 million, mature in five to ten years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime rate or LIBOR, plus a margin. The Company prices its debt and equity investments based on its analysis of each transaction. As of December 31, 1998 the weighted average effective yield on the Company's investments was 13.0%.

         In most cases, the Company receives the right to require the business to purchase the warrants or stock held by the Company ("Put Rights") under various circumstances including, typically, the repayment of the Company's loans or debt securities. When no public offering is available, the Company may use its Put Rights to dispose of its equity interest in a business, although the Company's ability to exercise Put Rights may be limited or nonexistent if a business is illiquid. In most cases the Company also receives the right to representation on the businesses' board of directors. At December 31, 1998, the Company had board seats on 14 out of 18 businesses and had board observation rights on 2 of the remaining businesses in which it has made investments.

         The Company's equity interests in middle market companies are purchased with the goal of disposing of such interests and realizing a gain within three to seven years. The opportunity to realize such gain may occur if the Company exercises its Put Rights, the business recapitalizes its equity, either through a sale to new owners or a public offering of its equity. The Company generally does not have the right to require that a business undergo an initial public offering by registering securities under the Securities Act of 1933, but the Company generally does have the right to sell its equity interests in a public offering by the business to the extent permitted by the underwriters.

         The Company makes available significant managerial assistance to its portfolio companies. Such assistance typically involves closely monitoring the operations of the company, participating in its board and management meetings, being available for consultation with its officers and providing organizational and financial guidance. Providing assistance to its borrowers serves as a means of influence for the Company as well as an opportunity for the Company to assist in maximizing the operations of the borrower.

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

         The Company provides financial advisory services and structuring of transactions through its wholly-owned subsidiary CIC. The typical advisory engagement includes a monthly retainer and a performance fee contingent upon closing of the transaction or event which is the subject of the engagement. Management believes that future growth of CIC is attainable through adding additional professionals, by gaining additional market share and by realizing the benefits of what is expected to be an increasing client base, which should expand as a result of its relationship with the Company.

         The Company believes that, through the structuring and advisory business, it has established an extensive referral network comprised of venture capitalists, investment bankers, attorneys, accountants, commercial bankers, unions, business and financial brokers, and prospective or existing ESOP companies. The Company has also developed an extensive internet site that generates financing requests and provides businesses an efficient tool for learning about the Company and its capabilities. The Company has a vice president of marketing dedicated to maintaining contact with members of the referral network and receiving opportunities for the Company to consider. During 1998, the vice president of marketing received in excess of 1,500 transactions for consideration. Many of those transactions did not meet the Company's criteria for initial consideration but the opportunities that met those criteria were sent to the Company's principals for further review and consideration. The vice president of marketing and CIC are continuing the relationships with the referral network and the Company utilizes the referral network and CIC's client base as its primary sources of investment opportunities. The Company also anticipates hiring an additional marketing person during 1999.

Lending and Investment Decision Criteria

         The Company reviews certain criteria in order to make investment decisions. The criteria listed below provide a general guide for the Company's lending and investment decisions, although not all criteria are required to be favorable in order for the Company to make an investment.

         Operating History. The Company focuses on target companies that have stable operating histories and are profitable or near profitable at existing operating levels. The Company reviews the target companies ability to service and repay debt based on its historical results of operations. The Company considers factors such as market shares, customer concentration, recession history, competitive environment, and ability to sustain margins. The Company does not expect to lend or invest in start-up or other early stage companies.

         Growth. The Company considers a target company's ability to increase its cash flow. Anticipated growth is a key factor in determining the value ascribed to any warrants and equity interests acquired by the Company.

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

         Experienced Management Team. The Company requires that each borrower have a management team that is experienced and properly incentivized through a significant ownership interest in the borrower. The Company requires that a potential recipient of the Company's financing have a management team who have demonstrated the ability to execute the company's objectives and implement its business plan.

         Exit Strategy. Prior to making an investment, the Company analyzes the potential for the target company to experience a liquidity event that will allow the Company to realize value for its equity position. Liquidity events include, among other things, a private sale of the Company's financial interest, a sale of the company, an initial public offering, or a purchase by the company or one of its stockholders of the Company's equity position.

Operations

         Marketing and Origination Process. The Company and CIC have twenty four professionals responsible for originating loans and investments and providing financial assistance to middle market companies and intends to hire an additional three to six professionals by December 31, 1999. To originate financing opportunities, these professionals use an extensive referral network comprised of venture capitalists, investment bankers, unions, attorneys, accountants, commercial bankers, business and financial brokers and prospective or existing ESOP companies. The Company also has an extensive set of internet sites that it uses to attract financing opportunities.

         Approval Process. The Company's financial professionals review informational packages in search of potential financing opportunities and conduct a due diligence investigation of each applicant that passes an initial screening process. This due diligence investigation generally includes one or more on-site visits, a review of the company's historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, and background checks and research on the applicant's product, service or particular industry. The Company engages professionals such as environmental consultants, accountants, lawyers, risk managers, and management consultants to perform elements of the due diligence review as it deems appropriate. Upon completion of a due diligence investigation, one of the Company's principals creates a profile summarizing the target company's historical and projected financial statements, industry and management team and analyzing its conformity to the Company's general investment criteria. The principal then presents this profile to the Company's Investment Committee, which is comprised of Malon Wilkus, David Gladstone and Adam Blumenthal, the Chairman, Vice Chairman and Executive Vice President, respectively, of the Company. The Company's Investment Committee and the Company's Board of Directors must approve each financing.

         Portfolio Management. In addition to the review at the time of original underwriting, the Company attempts to preserve and enhance the earnings quality of its portfolio companies through proactive management of its relationships with its clients. This process includes attendance at portfolio company board and management meetings, management consultation, and review and management of covenant compliance. The Company's investment and finance personnel regularly review portfolio company financial statements to assess cash flow performance and trends, periodically evaluate the operations of the client, seek to identify industry or other economic issues that may adversely affect the client, and prepare periodic summaries of the aggregate portfolio quality for management review.

         Support Services. A commercial bank provides certain administrative services for the Company's investments and also acts as the custodian of the Company's portfolio assets pursuant to and in accordance with the 1940 Act.

Loan Grading

         The Company has implemented a system to evaluate and classify all loans based on their current risk profile. The system requires each principal to grade a loan on a scale of one to four. Loans graded four involve the least amount of risk of loss, while loans graded one have an unacceptable level of risk and a high probability of loss. The loan grade is then reviewed and approved by the senior management of the Company and the board of directors. This system is intended to reflect the performance of the borrower's business, the collateral coverage of the loans and other factors considered relevant. For more information regarding the Company's loan grading practices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Portfolio Credit Quality."

Competition

         The Company's primary competitors include financial institutions, buyout and venture capital firms and other nontraditional lenders. Many of these entities have greater financial and managerial resources than the Company. Nevertheless, the Company believes that it competes effectively with these entities through, among other means, its responsiveness to the needs of its customers and its flexibility in structuring transactions.


Employees

         As of March 1, 1999, the Company had thirty-one employees, twenty-four of whom are professionals working on financings for middle market companies. The Company believes that the relations with its employees are excellent.

The Company's Operations as a BDC and RIC

         As a BDC, the Company may not acquire any asset other than Qualifying Assets unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

          (i) securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined as any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a small business investment company wholly-owned by the BDC, and (c) does not have any class of publicly-traded securities with respect to which a broker may extend credit;

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

         The Company operates so as to qualify as a RIC under the Code. Generally, in order to qualify as a RIC, the Company must distribute to shareholders in a timely manner, at least 90% of its "investment company taxable income" as defined by the Code. The Company must derive at least 90% of its gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities, or other income derived with respect to its business of investing in such stock or securities as defined by the Code. Additionally, the Company must diversify its holdings so that (i) at least 50% of the value of the Company's assets consists of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the Company's assets and 10% of the outstanding voting securities of the issuer and
(ii) no more than 25% of the value of the Company's assets are invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or businesses. The Company must, in order to avoid federal corporate income tax, annually distribute all of its investment company taxable income and net capital gains. The Company must distribute each calendar year at least 98% of its "ordinary income" and "capital gain net income" as defined in the Code to avoid a 4% federal excise tax on distributed income.

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

Leverage

         For the purpose of making investments and to take advantage of favorable interest rates, the Company has issued, and intends to continue to issue, senior debt securities, up to the maximum amount permitted by the 1940 Act, which currently permits the Company, as a BDC, to issue senior debt securities and preferred stock (collectively, "Senior Securities") in amounts such that the Company's asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of Senior Securities. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, the Company is exposed to the risks of leverage.

Although the Company has no current intention to do so, it has retained the right to issue preferred stock. As permitted by the 1940 Act, the Company may, in addition, borrow amounts up to five percent (5%) of its total assets for temporary or emergency purposes.

Item 2.    Properties

         Neither the Company nor any of its subsidiaries owns any real estate or other physical properties materially important to the operation of the Company or any of its subsidiaries. The Company leases an aggregate of approximately 9,000 square feet of office space in two locations for terms ranging up to six years.

Item 3.    Legal Proceedings

         Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, as of December 31, 1998, the Company was not presently a party to any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

             During the fourth quarter of the fiscal year ended December 31, 1998, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

         Since the IPO, the Company has distributed, and currently intends to continue to distribute in the form of dividends, a minimum of 90% of its net operating income and 98% of its net realized short-term capital gains, if any, on a quarterly basis to its stockholders. Net realized long-term capital gains may be retained to supplement the Company's equity capital and support growth in its portfolio, unless the Board of Directors determines in certain cases to make a distribution. There is no assurance that the Company will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions.

         The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol ACAS. As of March 16, 1999, the Company had 163 stockholders of record and approximately 4,500 beneficial owners. The following table sets forth the range of high and low sales prices of the Company's Common Stock as reported on the Nasdaq Stock Market and the dividends declared by the Company for the period from August 29, 1997, when public trading of the Common Stock commenced pursuant to the IPO, through March 16, 1999.

                                                             Bid Price
                                                                                                 Dividend
                                                    High                   Low                   Declared
                                                    ----                   ---                   --------
1997
Third Quarter (beginning August 29, 1997)         $ 20.25                $  18.50                $    0.00
Fourth Quarter                                    $ 20.75                $  16.50                $    0.21
1998
First Quarter                                     $ 22.50                $  17.25                $    0.25
Second Quarter                                    $ 24.63                $  21.25                $    0.29
Third Quarter                                     $ 24.25                $  10.13                $    0.32
Fourth Quarter                                    $ 18.44                $   9.19                $    0.48
1999
First Quarter (through March 16, 1999)            $ 19.00                $  14.00                $    0.41


Item 6.    Selected Financial Data


                        AMERICAN CAPITAL STRATEGIES, LTD.
                             Selected Financial Data


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

                      (In thousands except per share data)

                                                             Three Months | | Nine Months
                                               Year Ended       Ended     | |    Ended       Year Ended    Year Ended    Year Ended
                                              December 31,   December 31, | |September 30,  December 31,  December 31,  December 31,
                                                  1998           1997     | |    1997           1996          1995          1994
                                              ------------   ------------ | |-------------  ------------  ------------  ------------
Total operating income                         $ 16,979       $  2,797    | |  $  2,901        $2,746        $2,706        $2,498
Total operating expenses                          1,709            551    | |     2,651         2,862         2,928         2,606
                                                                          | |
Operating income (loss) before equity in                                  | |
  (loss) earnings of unconsolidated operating                             | |
  subsidiary                                     15,270          2,246    | |       250          (116)         (222)         (108)
Equity in (loss) earnings of unconsolidated                               | |
  operating subsidiary                             (482)            24    | |        --            --            --            --
                                                                          | |
Net operating income (loss)                      14,788          2,270    | |       250          (116)         (222)         (108)
Increase in unrealized appreciation on                                    | |
  investments                                     2,127            167    | |     5,321           484           371           956
Realized gain (loss) on investments                  --             --    | |        --            --            66           (23)
                                                                          | |
Income before income taxes                       16,915          2,437    | |     5,571           368           215           825
Provision for income taxes                           --             --    | |     2,128           159            57           422
                                                                          | |
Net increase in shareholders' equity                                      | |
  resulting from operations                      16,915          2,437    | |     3,443           209           158           403
                                                                          | |
Per share data:                                                           | |
     Net operating income:                                                | |
     Basic                                     $   1.34       $   0.21    | |
     Diluted                                   $   1.29       $   0.20    | |
     Net increase in shareholders' equity                                 | |
       resulting from operations:                                         | |
     Basic                                     $   1.53       $   0.22    | |
     Diluted                                   $   1.48       $   0.21    | |
     Cash dividends                            $   1.34       $   0.21    | |
                                                                          | |
Balance Sheet Data:                                                       | |
     Total assets                              $270,019       $150,705    | |  $154,322        $5,432       $ 4,382        $3,930
     Total shareholders' equity                 152,723        150,652    | |   150,539         3,372         2,946         2,571
                                                                          | |
Other Data:                                                               | |
     Number of portfolio companies at period                              | |
       end                                           15              3    | |
     Principal amount of loan originations     $116,864       $ 16,817    | |
     Principal amount of loan repayments       $  1,719       $     93    | |
     Return on equity (1) (2)                      11.2%           6.5%   | |
     Weighted average yield on investments                                | |
       to date                                     13.0%          12.2%   | |

(1) Amounts are annualized for the three months ended December 31, 1997.

(2) Return represents net increase in shareholders' equity resulting from operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION
           (In thousands except per share data)

Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the economic conditions in which the Company operates negatively impacting the financial resources of the Company; certain of the Company's competitors with substantially greater financial resources than the Company reducing the number of suitable investment opportunities offered to the Company or reducing the yield necessary to consummate the investment; increased costs related to compliance with laws, including environmental laws; general business and economic conditions and other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and the notes thereto. As discussed in Notes 1 and 2, the Company completed an initial public offering ("IPO") of its common stock on August 29, 1997 and on October 1, 1997 began to operate so as to qualify to be taxed as a regulated investment company ("RIC"). After the IPO, the Company changed its primary business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to being a lender to and investor in middle market companies. As a result of the changes, the Company's predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. Additionally, pursuant to RIC accounting requirements, effective October 1, 1997, the Company's accounting for its operating subsidiary, ACS Capital Investments Corporation (CIC), changed from a consolidated basis to the equity method. The financial results of the Company for the periods through September 30, 1997 are not comparable to periods commencing October 1, 1997 and are not expected to be representative of the financial results of the Company in the future. Accordingly, those periods are discussed separately.

Portfolio Composition

         The Company's primary business is investing in and lending to privately-owned businesses through investments in senior debt, subordinated debt with detachable common stock warrants, preferred stock, and common stock. The total portfolio value of investments in non-publicly traded securities was $165,035 and $20,645 at December 31, 1998 and December 31, 1997, respectively. During the year ended December 31, 1998 and the three months ended December 31, 1997, the Company made investments totaling $150,249, including $7,384 in funds committed but undrawn under credit facilities, and $20,622, respectively. The weighted average effective interest rate on the investment portfolio was 13.0% and 12.2%, respectively, at December 31, 1998 and December 31, 1997. A summary of the composition of the Company's portfolio of non-publicly traded securities at December 31, 1998 and December 31, 1997 is shown in the following table:

                                 December 31, 1998        December 31, 1997
                                 -----------------        -----------------

Senior debt                            15.0%                    27.7%
Subordinated debt                      65.5%                    53.5%
Convertible preferred stock             3.3%                    11.2%
Common stock warrants                  13.5%                     7.6%
Common stock                            2.7%                      --


         The Company expects its portfolio composition in 1999 to be similar to its portfolio composition at December 31, 1998. The Company will continue to heavily weigh its portfolio composition toward investments in subordinated debt with detachable warrants.

         The following table shows the portfolio composition by industry grouping:

                              December 31, 1998              December 31, 1997
                              -----------------              -----------------

Manufacturing                       66.1%                          52.8%
Media                                9.1%                            --
Construction                        10.0%                            --
Wholesale & Retail                   7.4%                          30.0%
Transportation                       5.4%                            --
Service                              2.0%                          17.2%


         Management expects that the largest percentage of its investments will continue to be in manufacturing companies, however, the Company intends to continue to diversify its portfolio and will explore new investment opportunities in a variety of industries.

Results of Operations

         The Company's financial performance, as reflected in its Statements of Operations, is composed of four primary elements. The first element is "Net operating income (loss)," which for periods prior to October 1, 1997 ("Pre-RIC") is the difference between the Company's revenue earned from arranging financing for middle market companies and other financial advisory work and its total operating expenses including ESOP contributions, depreciation and interest expense. For periods prior to October 1, 1997, ESOP contributions represented a significant component of total operating expenses. All required contributions to the Company's ESOP have been made by the Company, and further contributions will be made at the discretion of the Company's Board of Directors. Net operating income (loss) for periods commencing October 1, 1997 ("Post-RIC") is primarily the interest and dividends earned from investing in debt and equity securities and the equity in earnings of its unconsolidated operating subsidiary less the operating expenses of the Company. The second element is "Change in unrealized appreciation of investments," which is the net change in the estimated fair value of the Company's portfolio assets at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is "Realized gain on investments," which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company's balance sheet. The fourth element is "Provision for income taxes," which reflects a statutory tax rate applied to the Company's GAAP pretax income for pre-RIC periods. Actual taxes paid have historically been lower than the provision primarily due to the temporary difference of the unrealized appreciation of investments which has resulted in a deferred tax liability on the pre-RIC balance sheet of CIC. For post-RIC periods, the Company intends to operate so as to qualify to be taxed as a RIC. As long as the Company qualifies as a RIC, it will be able to take a deduction against its otherwise taxable income for certain dividends it pays, allowing it to substantially reduce or eliminate its corporate-level tax liability. As a result, the provisions for income taxes for post-RIC periods are expected to be minimal.

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

         The operating results for the year ended December 31, 1998 are as follows:

                                                                  Year Ended
                                                               December 31, 1998
                                                               -----------------

Operating income                                                    $16,979
Operating expenses                                                    1,709
Equity in loss of unconsolidated operating subsidiary                  (482)
                                                                    -------

Net operating income                                                 14,788
Increase in unrealized appreciation of investments                    2,127
                                                                    -------

Net increase in shareholders' equity resulting from operations      $16,915
                                                                    =======



         Total operating income consisted of $2,549 in loan processing fees and $11,020 in interest and dividends on non-publicly traded securities and $3,410 in interest on government agency securities, bank deposits and repurchase agreements. The loan fees were earned as result of closing fourteen investments in private companies totaling $150 million during the year.

         Operating expenses for the year consisted of $843 in salaries and benefits, $809 in general and administrative expenses, and $57 in interest expense.

         Equity in loss of unconsolidated operating subsidiary represents CIC's results. For the year ended December 31, 1998, CIC's results included $5,227 of operating income, $6,451 of operating expenses, $481 of unrealized appreciation of investments, and $202 in other income.

         The increase in unrealized appreciation of investments as discussed in
Note 2 to the financial statements is based on portfolio asset valuations determined by the Company's Board of Directors. The increase in unrealized appreciation of investments for the year ended December 31, 1998 is $2,127, which consists of valuation increases of $2,324 at nine portfolio companies and valuation decreases of $197 at three portfolio companies.

         The Post-RIC operating results for the three months ended December 31, 1997 are summarized as follows:

                                                              Three Months Ended
                                                               December 31, 1997
                                                               -----------------

Operating income                                                    $2,797
Operating expenses                                                     551
Equity in earnings of unconsolidated operating subsidiary               24
                                                                    ------

Net operating income                                                 2,270
Increase in unrealized appreciation of investments                     167
                                                                    ------

Net increase in shareholders' equity resulting from operations      $2,437
                                                                    ======



         Total operating income consisted of approximately $700 in loan processing fees and $200 in interest on non-publicly traded securities and $1,900 in interest on government agency securities and overnight repurchase agreements. The loan fees were earned as a result of closing three investments in private companies totaling $21 million during the period.

         Operating expenses for the period consisted of $243 in salaries and benefits and $308 in general and administrative expenses.

         Equity in earnings of unconsolidated operating subsidiary represents CIC's results including the portfolio companies. For the three months ended December 31, 1997, CIC's results included $414 of operating income, $987 of operating expenses, $605 of unrealized appreciation of investment and $8 in tax provisions.

The increase in unrealized appreciation of investments as discussed in Note 2 to the financial statements is determined by the Company's Board of Directors. The change in unrealized appreciation of investments for the three month period is $167 which consists of an increase of $52 in the valuation of the government agency securities and an increase of $115 in the valuation of the investments in private companies.

         The operating results for the nine months ended September 30, 1997 compared to nine months ended September 30, 1996.

                                                             Nine Months Ended
                                                               September 30,
                                                            1997          1996
                                                            ----          ----

Operating income                                           $2,901        $1,758
Operating expenses                                          2,651         1,921
                                                           ------        ------

Net operating income                                          250          (163)
Increase in unrealized appreciation of investments          5,321           441
Provision for income taxes                                  2,128           109
                                                           ------        ------

Net increase in shareholders' equity  resulting from
  operations                                               $3,443        $  169
                                                           ======        ======


         Total operating income was $2,901 for the nine months ended September 30, 1997, compared to $1,758 for the nine months ended September 30, 1996, a 65.0% increase. Financial advisory fees were $1,122 and $1,300 for the nine months ended September 30, 1997 and 1996, respectively. The decline in financial advisory fees was attributable to a relative increase in management attention to engagements producing financial performance fees, and to the IPO. Financial performance fees were $798 and $241 for the nine months ended September 30, 1997 and 1996, respectively. The increase in financial performance fees was associated with the Company's successful completion of an engagement to advise the Allied Pilots Association on the structuring of an employee option plan at American Airlines. Other operating income was $428 and $265 for the nine months ended September 30, 1997 and 1996, respectively. The increase in other operating income was attributable to a higher level of expense reimbursement for the Company. Included in total operating revenue for the nine months ended September 30, 1997 was interest income earned on investment securities and overnight repurchase agreements of $553.

         Total operating expenses for the nine months ended September 30, 1997 and 1996 were $2,651 and $1,921, respectively, an increase of 38.0%. Salaries and benefits for the nine months ended September 30, 1997 and 1996, were $1,221 and $935, respectively, a 30.6% increase which was predominantly associated with increased levels of staffing. General and administrative expenses for the nine months ended September 30, 1997 and 1996, were $1,514 and $772, respectively, a 96.1% increase primarily associated with the increased use of consultants by the Company. The increase in other expenses is attributable to a variety of expenses associated with potential transactions. For the nine months ended September 30, 1997 and 1996, interest expense was $60 and $21, respectively. The increase in interest expense relates to the Company's increased levels of working capital for the period in 1997 prior to the initial public offering.

         During the nine months ended September 30, 1997, the Company changed its evaluation of collectibility of a receivable from Martino's Bakery, Inc. due to Martino's improved financial condition, restructuring of repayment terms, and subsequent payment history. Therefore, the Company recorded a reversal in its provision for doubtful accounts totaling $177. During the nine months ended September 30, 1996, the Company had accrued $164 as a provision for doubtful accounts related to two companies, one of which was Martino's Bakery, Inc.

         For the nine months ended September 30, 1997 and 1996, the Company recorded net increases in unrealized appreciation of investments in its portfolio companies of $5,321 and $441, respectively. Included in unrealized appreciation of investments during the first nine months of 1997 was $4,400 associated with the acquisition of Biddeford Textile Company, formerly the blanket operation of the electric blanket manufacturing division of Sunbeam Products, Inc. Also included in unrealized appreciation of investments during the first nine months of 1997 was appreciation of $731 associated with the Company's investment in Mobile Tool International, Inc., appreciation of $356 associated with Four S Baking Company, Inc., and depreciation of $138 associated with Martino's Bakery, Inc.

         The following table sets forth the components of the increase in unrealized appreciation of investments for the nine months ended September 30, 1997 and 1996:

                                                           Nine Months Ended
                                                             September 30,
                                                          1997           1996
                                                          ----           ----

Government Securities                                    $  (27)        $  --
Erie Forge and Steel, Inc                                    --           153
Four S Baking Company, Inc                                  355           (54)
Indiana Steel & Wire Corporation                             --             7
Martino's Bakery, Inc.                                     (138)          143
Mobile Tool International, Inc.                             731           192
Biddeford Textile Corporation                             4,400            --
                                                         ------         -----

Increase in unrealized appreciation of investments       $5,321         $ 441
                                                         ======         =====


         The Company recorded provisions for income taxes for the nine months ended September 30, 1997 and 1996 of $2,129 and $109, respectively. Unrealized appreciation (depreciation) of investments does not affect the actual tax paid by the Company. However, under GAAP, the Company provides for income taxes based on its GAAP pretax income, which includes unrealized appreciation (depreciation) of investments. Actual income taxes paid may differ substantially from the provision for income taxes. The Company accounted for this difference by recognition of a deferred tax liability in the Pre-RIC balance sheet of CIC.


                                                                 Year Ended
                                                              December 31, 1996
                                                              -----------------

Operating income                                                   $2,746

Operating expenses excluding ESOP contribution                      2,645
ESOP contribution                                                     216
                                                                   ------

Total operating expenses                                            2,861
                                                                   ------

Net operating loss before investment activity                        (115)
Increase in unrealized appreciation of investments                    483
Provision for income taxes                                            159
                                                                   ------

Net increase in shareholders' equity resulting from operations     $  209
                                                                   ======

         Operating income consists predominantly of financial advisory fees and financial performance fees. During 1996, financial advisory fees and financial performance fees constituted 86.9% of total revenue.

         Total operating expenses at the Company were $2,861 in 1996. Salaries and benefits, excluding ESOP contributions, were $1,067 in 1996. General and administrative and other expenses were $1,282 in 1996.

         The Company's interest expense was $33 in 1996. Interest expense is primarily associated with credit facilities used by the Company to support its working capital requirements and to finance a portion of its investments in middle market companies. The Company's total borrowings under these facilities were approximately $430 at December 31, 1996. In addition, the Company had a note payable to its President in the amount of $74 at December 31, 1996. During 1996, the Company has paid interest on its debt obligations to unrelated parties at rates ranging from 1.5% above the lender's base rate of interest to 3% above such rate. The rate of interest on the Company's note payable to its President was 4% above the prime rate of interest.

         The Company made ESOP contributions of $216 in 1996. These contributions represent an allocation of the preferred stock held by the ESOP to the Company's employees which preferred stock was converted into common stock on a one for one basis on July 28, 1997. As a result, these contributions did not result in a cash outflow from the Company. These contributions were deductible for tax purposes and served to reduce the Company's tax obligations. At December 31, 1996, unearned ESOP shares totaled $117, and the Company's obligation to make further contributions to the ESOP was limited to that amount.

         For the year ended December 31, 1996, the Company recorded net increases in unrealized appreciation of investments of $483 as follows:

                                                          Year Ended
                                                       December 31, 1996
                                                       -----------------

Erie Forge and Steel, Inc                                     $204
Four S Baking Company, Inc                                     (81)
Indiana Steel & Wire Corporation                                 9
Martino's Bakery, Inc.                                         156
Mobile Tool International, Inc.                                195
                                                              ----

Increase in unrealized appreciation of investments            $483
                                                              ====

         During 1996, the Company was taxed as a C Corporation. Unrealized appreciation (depreciation) of investments does not affect the actual tax paid by the Company. However, under GAAP, the Company provides for income taxes based on its GAAP pretax income, which includes unrealized appreciation (depreciation) of investments. The Company accounted for this difference by recognition of a deferred tax provision of $159 in 1996.

Financial Condition, Liquidity, and Capital Resources

         At December 31, 1998, the Company had $6,149 in cash and cash equivalents and $89,948 in investments in Federal agency securities. In addition, the Company had outstanding debt secured by assets of the Company of $30,000 in borrowings under credit facilities and $85,948 in short-term notes payable. During 1998, the Company's primary source of funding was the proceeds received in connection with its IPO. The Company completed investing the proceeds of its IPO during 1998 and began funding its investments with proceeds from a line of credit and short term borrowings.

         As of March 31, 1999, the Company closed a maximum $100,000 debt funding facility. In connection with the closing, the Company established ACS Funding Trust I (the "Trust"), an affiliated business trust, and contributed or sold to the Trust approximately $157,000 in loans. Subject to certain conditions precedent, the Company will be required to contribute related equity warrants to the Trust in the future. The Company will remain the servicer of the loans. Simultaneously with the initial contribution, the Trust entered into a loan agreement with First Union Capital Markets Corp., as deal agent, and certain other parties providing for loans in an amount up to 50% of the eligible loan balance subject to certain concentration limits. The loans to the Trust are expected to be funded primarily through a commercial paper conduit. The Company used initial proceeds under this facility to repay existing debt and expects to use future proceeds to continue making investments in the debt and equity securities of middle market companies. In order to manage interest rate risk associated with the floating rate borrowings, the Trust will enter into hedging agreements. The Trust intends to use derivative instruments for non-trading and non-speculative purposes only.

         As a RIC, the Company is required to distribute annually 90% or more of its net operating income and net realized short-term capital gains to shareholders. While the Company provides shareholders with the option of reinvesting their distributions in the Company, the Company anticipates having to issue debt or equity securities in addition to the above borrowings to expand its investments in middle market companies. The terms of the future debt and equity issuances can not be determined and there can be no assurances that the debt or equity markets will be available to the Company on terms it deems favorable.

Portfolio Credit Quality

         At December 31, 1998 and December 31, 1997, the Company's outstanding loans had estimated fair values of $132,878 and $16,763, respectively. All of the Company's outstanding loans are performing and paying as agreed.

The Company has implemented a system under which it grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower's business, the collateral coverage of the loans and other factors considered relevant. Under this system, management believes that loans with a grade of 4 involve the least amount of risk in the Company's portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable. Management believes that loans graded 3 involve an acceptable level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3.

         Loans graded 2 involve a borrower performing below expectations and the loan risk has increased since origination. The borrower may be out of compliance with debt covenants, however, loan payments are not more than 120 days past due. For loans graded 2, the Company's management will increase procedures to monitor the borrower and will write down the fair value of the loan if it is deemed to be impaired. A loan grade of 1 indicates that the borrower is performing materially below expectations and the loan risk has substantially increased since origination. Some or all of the debt covenants are out of compliance and payments are delinquent. Loans graded 1 are not anticipated to be repaid in full and the Company will reduce the fair market value of the loan to the amount it anticipates will be recovered.

         To monitor and manage the investment portfolio risk, management tracks the weighted average portfolio grade. The weighted average portfolio grade was
3.2 and 3.0 at December 31, 1998 and December 31, 1997, respectively. In addition, at December 31, 1998 and December 31, 1997, all of the Company's loans were graded 3 or higher.

Impact of the Year 2000

         The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company created a Year 2000 Compliance Committee to address the Year 2000 compliance of the Company's information technology and non-information technology systems, the systems of third parties, and the systems of the portfolio companies. The Company has also engaged outside technology consultants to assist with its Year 2000 project.

         All of the software used by the Company in its information technology systems is provided by outside vendors. The Company has taken an inventory of all of its information technology systems and is in the process of obtaining Year 2000 compliance designation from the vendors and internally conducting compliance testing. Based on its assessment of its information technology systems, management has identified the general ledger software package as the significant system that is Year 2000 non-compliant. As such, the Company will replace its accounting software with a new, Year 2000 compliant software package. The new accounting software and all necessary modifications to other information technology systems will be completed by August, 1999.

         The Company is also evaluating the Year 2000 compliance of its non-information technology systems, consisting of office equipment other than computers and communications equipment. The Company has contacted the office equipment vendors to obtain Year 2000 compliance designation. The Company believes it will complete the remediation, testing and implementation of these non-information technology systems by July, 1999.

         The Company has contacted third parties that do not share information systems with the Company ("external agents"). These third parties include the Company's banks, landlords, utility companies, telecommunication providers and other vendors. To date, the Company is not aware of any external agent Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         The Company is also evaluating the Year 2000 readiness of its portfolio companies. Beginning in the summer of 1998, the Company has required that each portfolio company expressly warrant in its loan agreement that it is or will be Year 2000 compliant prior to December 31, 1999. The Company has also submitted questionnaires to all of its portfolio companies to determine their exposure to the Year 2000 problem and the adequacy of their plans to address the issues. Over 90% of the portfolio companies have responded to the questionnaire. Based on the correspondence received from the portfolio companies, management believes that over two-thirds of its portfolio companies have either no material exposure to the Year 2000 issue or are adequately carrying out their plans to address their exposure. The Company has either not received complete questionnaires from the remaining one third of the portfolio companies or has requested that the portfolio companies improve the scope and detail of their responses. The Company intends to follow up with the portfolio companies to ensure that they have executed their compliance plan by June 30, 1999.

         Throughout 1999, the Company will continue to address any issues of Year 2000 non-compliance and further develop its contingency plan to ensure business operations in the event of systems failure in the Year 2000. The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software and other systems for Year 2000 modifications. The Company estimates that the cost of its Year 2000 project will be less than $125. This amount includes the cost of additional software, reviewing the portfolio companies' readiness, and outside systems professionals working on the Company's Year 2000 compliance.

         The Company's plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, estimates on the status of completion and the total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific issues that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Significant systems failures at the Company, a third party, or the portfolio companies could have a materially adverse effect on the Company's business. While the Company believes that its portfolio companies are adequately addressing the Year 2000 issue, no assurance can be given that some of its portfolio companies will not suffer material adverse effects from Year 2000 issues. Management believes that the most likely worst case Year 2000 scenario is a material decrease in interest income and an impairment in the valuation of the Companies investment portfolio. The magnitude of these material adverse effects on the portfolio companies and the operating results and financial of the Company cannot be determined at this time.

Impact of Inflation

         Management believes that inflation can influence the value of the Company's investments through the impact it may have on the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Item 8.    Financial Statements and Supplementary Data

                         Report of Independent Auditors

Board of Directors
American Capital Strategies, Ltd.

We have audited the accompanying balance sheets of American Capital Strategies, Ltd., including the schedules of investments, as of December 31, 1998 and 1997, the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998, the three months ended December 31, 1997, the nine months ended September 30, 1997, and the year ended December 31, 1996, and the financial highlights for the year ended December 31, 1998 and the three months ended December 31, 1997. These financial statements and the financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of American Capital Strategies, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, the three months ended December 31, 1997, the nine months ended September 30, 1997, and the year ended December 31, 1996, and the financial highlights for the year ended December 31, 1998 and the three months ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            /s/ Ernst & Young LLP

Washington, D.C.
February 2, 1999

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                 BALANCE SHEETS
                      (In thousands except per share data)



                                                                                      December 31,     December 31,
                                                                                          1998             1997
                                                                                          ----             ----

Assets

Investments at fair value (cost of $252,718 and $133,274, respectively)                 $254,983        $133,415
Cash and cash equivalents                                                                  6,149           8,862
Investment in unconsolidated operating subsidiary                                          6,386           6,869
Due from unconsolidated operating subsidiary                                                 778             861
Interest receivable                                                                        1,561             644

Other                                                                                        162              54
                                                                                        --------        --------

Total assets                                                                            $270,019        $150,705
                                                                                        ========        ========


Liabilities and Shareholders' Equity

Accounts payable and accrued liabilities                                                $    126        $     53
Accrued dividends payable                                                                  1,222              --
Notes payable                                                                             85,948              --
Revolving credit facility                                                                 30,000              --
                                                                                        --------        --------
Total liabilities                                                                        117,296              53

Shareholders' equity:

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized,
   0 issued and outstanding                                                                   --              --
Common stock, $.01 par value, 20,000 shares authorized, and 11,081 and
   11,069 issued and outstanding, respectively                                               111             111
Capital in excess of par value                                                           145,245         144,940
Note receivable from sale of common stock                                                   (300)             --
Distributions in excess of net realized earnings                                            (116)            (55)
Unrealized appreciation of investments                                                     7,783           5,656
                                                                                        --------        --------
Total shareholders' equity                                                               152,723         150,652
                                                                                        --------        --------
Total liabilities and shareholders' equity                                              $270,019        $150,705
                                                                                        ========        ========



See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1998
                      (In thousands except per share data)

                                                                        Industry                       Cost          Fair Value
                                                                        --------                       ----          ----------
Senior Debt--9.47%
------------------
Four S Baking Company                                                   Baking                       $  1,266        $  1,266
BIW Connector Systems, LLC                                              Manufacturing                   3,404           3,404
Chance Coach, Inc.                                                      Bus Manufacturer                1,286           1,286
JAG Industries, Inc.                                                    Manufacturing                   1,200           1,200
Wilderness Systems, Inc.                                                Canoes & Kayaks                 9,675           9,675
Cycle Gear, Inc.                                                        Motor Cycle Accessories           750             750
Eurocaribe, Inc.                                                        Meat Processing                 7,181           7,181
                                                                                                     --------        --------
     Subtotal                                                                                          24,762          24,762

Subordinated Debt--41.37%
-------------------------
Four S Baking Company                                                   Baking                          1,588           1,588
BIW Connector Systems, LLC.                                             Manufacturing                   6,710           6,710
Westwinds Group Holdings, Inc.                                          Restaurant                      2,932           2,932
JAG Industries, Inc.                                                    Manufacturing                   2,335           2,335
Specialty Transportation Services, Inc.                                 Waste Hauler                    7,368           7,368
Chance Coach, Inc.                                                      Bus Manufacturer                7,060           7,060
The L.A. Studios, Inc.                                                  Audio Production                2,393           2,393
Decorative Surfaces International, Inc.                                 Decorative Paper &             10,490          10,490
                                                                          Vinyl Mfg.
New Piper Aircraft, Inc.                                                Aircraft Manufacturing         17,858          17,858
Electrolux, LLC                                                         Vacuum Cleaner                  7,264           7,264
Cycle Gear, Inc.                                                        Motor Cycle Accessories           633             633
Wilderness System, Inc.                                                 Canoes & Kayaks                 4,701           4,701
Eurocaribe, Inc.                                                        Meat Processing                 8,905           8,905
ConStar International, Inc.                                             Electrical                     12,839          12,839
Centennial Broadcasting, Inc.                                           Radio Stations                 15,040          15,040
                                                                                                     --------        --------
     Subtotal                                                                                         108,116         108,116

Convertible Preferred Stock--2.10%
------------------------------------
Four S Baking Company 15% dividend convertible into
   51,390 shares of common stock or 10.89% of Co.                       Baking                          2,756           2,756
Chance Coach, Inc. 12% dividend convertible into 20% of Co.             Bus Manufacturer                2,000           2,079
Decorative Surfaces International, Inc. prime rate plus
   4% dividend convertible into 2.9% of Co.                             Decorative Paper &
                                                                          Vinyl Mfg.                      646             646
     Subtotal                                                                                        --------        --------
                                                                                                        5,402           5,481
Common Stock Warrants(1)--8.52%
----------------------------------
Four S Baking Company 3.26% of Co.                                      Baking                            462             600
BIW Connector Systems, LLC 8% of LLC                                    Manufacturing                     652             540
Westwinds Group Holdings, Inc. 5% of Co.                                Restaurant                        350             421
JAG Industries, Inc. 75% of Co.                                         Manufacturing                     505             465
Specialty Transportation Services, Inc. 9.1% of Co.                     Waste Hauler                      694             784
Chance Coach, Inc. 43.7% of Co.                                         Bus Manufacturer                4,041           4,543
The L.A. Studios, Inc. 17% of Co.                                       Audio Production                  902             857
Decorative Surfaces International, Inc. 42.3% of Co.                    Decorative Paper &
                                                                          Vinyl Mfg.                    4,571           5,596
New Piper Aircraft, Inc. 4% of Co.                                      Aircraft Manufacturing          2,231           2,231
Electrolux, LLC 2.5% of Co.                                             Vacuum Cleaner                    246             246
Cycle Gear, Inc. 16.5% of Co.                                           Motor Cycle Accessories           374             374
Wilderness System, Inc. 18% of Co.                                      Canoes & Kayaks                 1,319           1,319
Eurocaribe, Inc. 37% of Co.                                             Meat Processing                 1,110           1,110
ConStar International, Inc. 17.5% of Co.                                Electrical                      3,171           3,171
                                                                                                     --------        --------
     Subtotal                                                                                          20,628          22,257

Common Stock (1) - 1.69%
------------------------
Four-S Baking Company 5.5% of Co.                                       Baking                            966           1,004
Specialty Transportation Services, Inc. 9.1% of Co.                     Waste Hauler                      500             784
Chance Coach, Inc. 18.3% of Co.                                         Bus Manufacturer                1,896           2,131
ConStar International, Inc. 2.8%                                        Electrical                        500             500
                                                                                                     --------        --------
     Subtotal                                                                                           3,862           4,419
                                                                                                     --------        --------

     Subtotal--non-publicly traded securities--63.15%                                                 162,770         165,035

Government Securities--34.41%
-----------------------------
FHLB Discount Note due 1/4/98                                                                          89,948          89,948
                                                                                                     --------        --------
     Total Investments                                                                                252,718         254,983

Investment in Unconsolidated Operating Subsidiary--2.44%
--------------------------------------------------------
ACS Capital Investments Corporation(1)(2)--100% of Co.                  Investment Banking                403           6,386
                                                                                                     --------        --------
     Totals                                                                                          $253,121        $261,369
                                                                                                     ========        ========

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1997
                      (In thousands except per share data)

                                                                        Industry                     Cost        Fair Value
                                                                        --------                     ----        ----------
Senior Debt--4.07%
------------------
Four S Baking Company                                                   Baking                    $  1,825       $  1,825
BIW Connector Systems, LLC.                                             Manufacturing                3,890          3,890
                                                                                                  --------       --------
     Subtotal                                                                                        5,715          5,715

Subordinated Debt--7.88%
------------------------
Four S Baking Company                                                   Baking                       1,492          1,492
BIW Connector Systems, LLC.                                             Manufacturing                6,350          6,350
Westwinds Group Holdings, Inc.                                          Restaurant                   3,206          3,206
                                                                                                  --------       --------
     Subtotal                                                                                       11,048         11,048

Convertible Preferred Stock--1.64%
-------------------------------------
Four S Baking Company 15% dividend convertible into
51,390 shares of common stock or 10.89% of Co.                          Baking                       2,303          2,303

Common Stock Warrants(1)--1.13%
----------------------------------
Four S Baking Company 3.26% of Co.                                      Baking                         461            577
BIW Connector Systems, LLC 8% of LLC                                    Manufacturing                  652            652
Westwinds Group Holdings, Inc. 5% of Co.                                Restaurant                     350            350
                                                                                                  --------       --------
     Subtotal                                                                                        1,463          1,579
                                                                                                  --------       --------
     Subtotal--non-publicly traded securities--14.72%                                               20,529         20,645

Government Securities--80.38%
-----------------------------
FHLB Discount Note due 2/4/98                                                                       20,969         20,981
FHLB Discount Note due 3/6/98                                                                       10,893         10,898
FHLB Discount Note due 4/1/98                                                                        9,865          9,868
FNMA Discount Note due 4/24/98                                                                       6,877          6,883
FFCB 5.90% due 6/2/98                                                                               20,017         20,016
FHLB Discount Note due 6/8/98                                                                       14,646         14,644
FHLB Discount Note due 8/20/98                                                                      14,483         14,480
FNMA 5.71% due 9/9/98                                                                               14,995         15,000
                                                                                                  --------       --------
     Subtotal                                                                                      112,745        112,770
                                                                                                  --------       --------
     Total Investments                                                                             133,274        133,415

Investment in Unconsolidated Operating Subsidiary--4.90%
ACS Capital Investments Corporation(1)(2)--100% of Co                   Investment Banking             403          6,869
                                                                                                  --------       --------
     Totals                                                                                       $133,677       $140,284
                                                                                                  ========       ========

(1) Non-income producing
(2) Affiliate

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)




                                                                     Three Months
                                                 Year Ended             Ended              Nine Months Ended        Year Ended
                                              December 31, 1998    December 31, 1997       September 30, 1997    December 31, 1996
                                              -----------------    -----------------       ------------------    -----------------

Operating income:

Financial advisory fees                            $     --            $    --               $  1,122              $   1,738
Financial performance fees                               --                 --                    798                    649
Interest and dividend income                         14,430              2,123                    553                     --
Loan processing fees                                  2,549                654                     --                     --
Other                                                    --                 20                    428                    359
                                                   --------            -------               --------               --------
Total operating income                               16,979              2,797                  2,901                  2,746

Operating expenses:

Salaries and benefits                                   843                243                  1,221                  1,283
General, administrative and other                       809                308                  1,514                  1,282
Provision for (reversal of) doubtful accounts            --                 --                   (177)                   224
Interest                                                 57                 --                     60                     33
Depreciation and amortization                            --                 --                     33                     39
                                                   --------            -------               --------                 ------
Total operating expenses                              1,709                551                  2,651                  2,861

Operating income (loss) before equity in
   earnings of unconsolidated operating
   subsidiary                                        15,270              2,246                    250                   (115)
Equity in (loss) earnings of unconsolidated
   operating subsidiary                                (482)                24                     --                     --
                                                   --------            -------               --------                 ------
Net operating income (loss)                          14,788              2,270                    250                   (115)
Increase in unrealized appreciation of
   investments                                        2,127                167                  5,321                    483
                                                   --------            -------               --------                 ------
Income before income taxes                           16,915              2,437                  5,571                    368
Provision for income taxes                               --                 --                  2,128                    159
                                                   --------            -------               --------                 ------
Net increase in shareholders' equity resulting
   from operations                                 $ 16,915            $ 2,437               $  3,443                $   209
                                                   ========            =======               ========                =======

Net operating income per share        Basic        $   1.34            $  0.21
                                      Diluted      $   1.29            $  0.20

Net increase in shareholders' equity  Basic        $   1.53            $  0.22
resulting from operations per share   Diluted      $   1.48            $  0.21

Weighted average shares of            Basic          11,068             11,069
common stock outstanding              Diluted        11,424             11,405





See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands except per share data)

                                                    Unearned                              Capital in
                                     Preferred       ESOP             Common Stock         Excess of        Retained
                                       Stock         Shares         Shares      Amount     Par Value        Earnings
                                       -----         ------         ------      ------     ---------        --------
Balance at December 31, 1995        $  1,419       $  (333)          480        $   5      $     10        $   1,845

  Net increase in shareholders'
     equity resulting from
     operations                           --            --            --           --            --              209
  Options exercised                       --            --             1           --             1               --
  ESOP shares earned                      --           216            --           --            --               --
                                    --------       -------         -----        -----       -------         --------
Balance at December 31, 1996         $ 1,419       $  (117)          481        $   5       $    11         $  2,054

  Net increase in shareholders'
     equity resulting from
     operations                          --             --            --           --            --            3,443
  Contribution of common stock
     to ESOP                             --             --             1           --             8               (8)
  Conversion of preferred stock
     to common stock                 (1,419)            --           205            2         1,417               --
  Issuance of common stock               --             --        10,382          104       143,504               --
  ESOP shares earned                     --            117            --           --            --               --
                                    -------       --------       -------        -----      --------          -------
Balance at September 30, 1997       $    --       $     --       $11,069        $ 111      $144,940          $ 5,489
                                    =======       ========       =======        =====      ========          =======

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

  Effect of reorganization as a
     RIC                                 --            --             --           --            --          (5,489)
  Net increase in shareholders'
     equity resulting from
     operations                          --            --             --           --            --              --
  Distributions                          --            --             --           --            --              --
                                   --------      --------        -------        -----      --------          ------
Balance at December 31, 1997       $     --      $     --         11,069        $ 111      $144,940          $   --
                                   ========      ========        =======        =====      ========          ======
  Issuance of common stock
     under the 1997 Stock
     Option Plan                        --            --              28           --           396              --
  Issue of common stock under
     the Dividend Reinvestment
     Plan                               --            --               7           --           128              --
  Repurchase of outstanding
     shares                             --            --             (23)          --          (219)             --
  Issuance of note receivable
     from sale of common stock          --            --             --            --            --              --
  Net increase in shareholders'
     equity resulting from
     operations                         --            --             --            --            --              --
  Distributions                         --            --             --            --            --              --
                                   -------       -------         ------         -----       -------          ------
Balance at December 31, 1998       $    --       $    --         11,081         $ 111      $145,245          $   --
                                   =======       =======        =======         =====      ========          ======

                        AMERICAN CAPITAL STRATEGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands except per share data)

                                      Notes
                                    Receivable       Unearned        Unrealized         Total
                                   From Sale of     Net Realized    Appreciation     Shareholders'
                                   Common Stock      Earnings       of Investments      Equity
                                   ------------      --------       --------------      ------

Balance at December 31, 1995              --               --               --        $  2,946

  Net increase in shareholders'
     equity resulting from
     operations                           --               --               --             209
  Options exercised                       --               --               --               1
  ESOP shares earned                      --               --               --             216
                                     -------         --------           ------        --------
Balance at December 31, 1996              --               --               --        $  3,372
                                     -------         --------           ------        --------
  Net increase in shareholders'
     equity resulting from
     operations                           --               --               --           3,443
  Contribution of common stock
     to ESOP                              --               --               --              --
  Conversion of preferred stock
     to common stock                      --               --               --              --
  Issuance of common stock                --               --               --         143,608
  ESOP shares earned                      --                                --             117
                                     -------         --------          -------        --------
Balance at September 30, 1997        $    --         $     --          $    --        $150,540
                                     =======         ========          =======        ========

-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

  Effect of reorganization as a
     RIC                                  --               --            5,489              --
  Net increase in shareholders'
     equity resulting from
     operations                           --            2,269              167           2,436
  Distributions                           --           (2,324)              --          (2,324)
                                     -------         --------          -------        --------
Balance at December 31, 1997         $    --         $    (55)         $ 5,656        $150,652
                                     =======         ========          =======        ========
  Issuance of common stock
     under the 1997 Stock
     Option Plan                          --               --               --             396
  Issue of common stock under
     the Dividend Reinvestment
     Plan                                 --               --               --             128
  Repurchase of outstanding
     shares                               --               --               --            (219)
  Issuance of note receivable
     from sale of common stock          (300)              --               --            (300)
  Net increase in shareholders'
     equity resulting from
     operations                           --           14,788            2,127          16,915
  Distributions                           --          (14,849)              --         (14,849)
                                     -------         --------          --------       --------
Balance at December 31, 1998         $  (300)        $   (116)         $ 7,783        $152,723
                                     =======         ========          =======        ========
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF CASH FLOWS
                      (In thousands except per share data)

                                                                                      Three Months       Nine Months
                                                                     Year Ended          Ended              Ended        Year Ended
                                                                    December 31,      December 31,      September 30,   December 31,
                                                                        1998               1997             1997             1996
                                                                    -----------       -----------       ------------    ------------
Operating activities
    Net increase in shareholders' equity resulting from
       operations                                                   $    16,915        $   2,437          $   3,443       $     209
       Adjustments to reconcile net increase in shareholders'
          equity resulting from operations to net cash provided
          by (used in) operating activities:
          Depreciation and amortization                                      --               --                 33              38
          Uunrealized appreciation of investments                        (2,127)            (167)            (5,321)           (483)
          Net amortization of securities                                 (1,336)          (1,234)              (337)             --
          Amortization of loan discounts                                   (913)              --                 --              --
          Amortization of deferred finance costs                             --               --                  3              11
          Provision for deferred income taxes                                --               --              2,102             121
          Contribution of stock to ESOP                                      --               --                117             216
          Increase in interest receivable                                  (917)            (207)              (122)             --
          Provision for doubtful accounts                                    --               --               (177)            224
          Increase in accrued payment-in-kind dividend and
             interest                                                      (478)              --                 --              --
          Decrease (increase) in due from unconsolidated
             subsidiary                                                      83             (526)                --              --
          Decrease (increase) in accounts receivable                         --               --                486            (865)
          Decrease in income taxes receivable                                --               --                 24             101
          (Increase) decrease in other assets                               (71)              62               (113)              6
          Increase (decrease) in accounts payable and accrued
             liabilities                                                     73             (328)               128             228
          Loss (earnings) of unconsolidated operating subsidiary            482              (24)                --              --
                                                                    -----------        ---------          ---------       ---------
Net cash provided by (used in) operating activities                      11,711               13                266            (194)
Investing activities
       Proceeds from sale or maturity of investments                    231,580           35,000                 60              --
       Principal repayments                                               1,719               93                 --              --
       Purchase of investments                                         (142,865)         (20,622)              (483)            (75)
       Purchase of securities                                          (207,146)         (16,593)          (129,896)             --
       Purchases of property and equipment, net of disposals                 --               --                (29)            (39)
                                                                    -----------        ---------          ---------       ---------
Net cash used in investing activities                                  (116,712)          (2,122)          (130,348)           (114)
Financing activities
       Proceeds from short term notes payable, net                       85,948               --               (430)            269
       Drawings on revolving credit facilities, net                      30,000               --                 --              --
       Increase in deferred financing costs                                 (37)              --                 --              (4)
       (Decrease) increase in due to related parties, net                    --               --                (78)              6
       Repurchase of common stock                                          (219)              --                 --              --
       Issuance of common stock                                             224               --            143,608              --
       Options exercised                                                     --               --                 --               1
       Distributions paid                                               (13,628)          (2,325)                --              --
                                                                    -----------        ---------          ---------       ---------
Net cash provided by (used in) financing activities                     102,288           (2,325)           143,100             272
                                                                    -----------        ---------          ---------       ---------
Net (decrease) increase in cash and cash equivalents                     (2,713)          (4,434)            13,018             (36)
Cash and cash equivalents at beginning of period                          8,862           13,296                323             359
                                                                    -----------        ---------           --------       ---------
Cash and cash equivalents at end of period                          $     6,149        $   8,862          $  13,341       $     323
                                                                    ===========        =========          =========       =========
Non-cash financing activities:
-----------------------------
       Note receivable issued in sale of common stock               $       300        $      --          $      --       $     --



See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                              FINANCIAL HIGHLIGHTS
                      (In thousands except per share data)


                                                                                   Year Ended           Three Months Ended
                                                                                December 31, 1998       December 31, 1997
                                                                               -------------------     -------------------

Per Share Data(1)
Net asset value at beginning of the period                                       $          13.61      $             13.60
Net operating income                                                                         1.34                     0.21
Increase in unrealized appreciation on investments                                           0.19                     0.01
                                                                                 ----------------      -------------------
Net increase in shareholders' equity from operations                             $           1.53      $              0.22
Distribution of net investment income                                                        1.34                     0.21
                                                                                 ----------------      -------------------
Net asset value at end of period                                                 $          13.80      $             13.61
Per share market value at end of period                                          $          17.25      $            18.125
Total return (3)                                                                             2.57%                   22.23%
Shares outstanding at end of period                                                        11,081                   11,069

Ratio/Supplemental Data
Net assets at end of period                                                      $        152,723      $           150,652
Ratio of operating expenses to average net assets(2)                                         1.13%                    1.46%
Ratio of net operating income to average net assets(2)                                       9.75%                    6.03%









------------------
(1)   Basic per share data.
(2) Amounts were annualized for the results of the three month period ended December 31, 1997.
(3) Amounts were not annualized for the results of the three month period ended December 31, 1997.


See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)



Note 1. Organization

         American Capital Strategies, Ltd., a Delaware corporation (the "Company"), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies. On August 29, 1997, the Company completed an initial public offering ("IPO") of 10,382,437 shares of common stock ("Common Stock"), and became a non-diversified close end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company ("RIC") as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the "Code"). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies. As a result of the changes, the Company is operating as a holding company whose predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. The Company's investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders' equity through appreciation in value of the Company's equity interests. The Company continues to provide financial advisory services to businesses through ACS Capital Investments Corporation ("CIC"), a wholly-owned subsidiary. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, Chicago, and Dallas.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and for periods commencing with the Company's election to be treated as a RIC, in accordance with Article 6 of Regulation S-X of the Code of Federal Regulations. For the nine months ended September 30, 1997 and the year ended December 31, 1996 the financial statements are prepared on a consolidated basis with the accounts of CIC, the Company's wholly owned subsidiary. All intercompany transactions and balances were eliminated. Effective October 1, 1997, pursuant to RIC accounting requirements, CIC was deconsolidated, and, as a result, for the year ended December 31, 1998 and the three months ended December 31, 1997 the Company accounted for its investment in CIC under the equity method. In connection with this change, the Company contributed the following assets and liabilities to CIC:

Investment in Erie Forge and Steel                                  $2,736
Other assets                                                           791
Other liabilities                                                       69
Deferred tax liability                                               3,333


         As a result of these changes, the Company's financial statements for periods through September 30, 1997 ("pre-RIC") are not comparable with the financial statements for periods commencing after October 1, 1997 ("post-RIC").

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

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)



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

Financial Advisory and Performance Fee Recognition

         Financial advisory fees represent amounts received for providing advice and analysis to middle market companies and are recognized as earned based on hours incurred. Financial performance fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Financial advisory and performance fees are for services provided by CIC.

Loan Fee and Loan Processing Fee Recognition

         The Company records loan fees as income on the closing date of the related loan. Loan processing fees are recorded by the Company's wholly owned subsidiary, CIC, as income on the closing date of the related loan.

Realized Gain or Loss and Unrealized Appreciation or Depreciation on Investments

         Realized gain or loss is recorded at the disposition of an investment and is the difference between the net proceeds from the sale and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the Board of Directors' valuation of the investments and the cost basis of the investments.

Distributions to Shareholders

         Distributions to shareholders are recorded on the ex-dividend date.

Federal Income Taxes

         The Company operates so as to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine "taxable income." The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income. Therefore, the statement of operations contains no provision for income taxes for the year ended December 31, 1998 and the three months ended December 31, 1997.

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

Property and Equipment

         Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from five to seven years.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)



Management Fees

         The Company is self-managed and therefore does not incur management fees payable to third parties.

Reclassifications

         Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

Recent Accounting Pronouncements

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net increase in shareholders' equity resulting from operations or shareholders' equity.

         As of January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also established standards for related disclosures about products and services, geographic areas and major customers. Accordingly, the Company's reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly-owned subsidiary, CIC (see Note 4).

         As of January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. Adoption of SFAS 132 does not have a material impact on the financial statements of the Company.

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial statements or disclosures.

Note 3. Investments

         Investments consists of securities issued by various agencies of the Federal government valued at $89,948 with maturities of less than one year from the date of purchase and securities issued by privately-held companies valued at $165,035. The securities issued by privately-held companies consist of senior debt, subordinated debt with equity warrants, convertible preferred stock and common stock. The debt securities have effective interest rates ranging from 8.8% to 22.4% and are payable in installments with final maturities from 5 to 10 years and are generally collateralized by assets of the borrower. The Company's investments in equity warrants and common stock are non-income producing. The net unrealized appreciation in investments for Federal income tax purposes is the same as for book purposes and none of the Company's investments are on non-accrual status.

Note 4. Investment in Unconsolidated Operating Subsidiary

         As discussed in Note 2, CIC is an operating subsidiary of the Company and is accounted for under the equity method effective October 1, 1997. The investment in CIC is carried at fair value as determined by the Board of Directors.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)


         Condensed financial information for CIC is as follows:

                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------
Assets
     Investments in portfolio companies, at fair value             $      10,837                 $     10,361
     Other assets, net                                                     1,359                          991
                                                                   -------------                 ------------
Total assets                                                       $      12,196                 $     11,352
                                                                   =============                 ============
Liabilities and Shareholder's Equity
     Deferred income taxes                                         $       2,921                 $      3,323
     Due to parent                                                           778                          861
     Other liabilities                                                     2,111                          299
     Shareholder's equity                                                  6,386                        6,869
                                                                   -------------                 ------------
Total liabilities and shareholder's equity                         $      12,196                 $     11,352
                                                                   =============                 ============

                                                                     Year Ended               Three Months Ended
                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------
Operating income                                                   $       5,227                 $        532
Operating expense                                                          6,451                        1,084
                                                                   -------------                 ------------
Net operating loss                                                        (1,224)                        (552)
Increase in unrealized appreciation of investments                           481                          605
Other                                                                        261                          (29)
                                                                   -------------                 ------------
Net (loss) income                                                  $        (482)                $         24
                                                                   =============                 ============

Note 5. Stock Option Plan

         The Company applies APB No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plan. In accordance with SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company elected to continue to apply the provisions of APB 25 and provide pro forma disclosure of the Company's net operating income and net increase in shareholders' equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123. The Company is providing this information for the post-RIC period as discussed in Notes 1 and 2 and from the time the 1997 Stock Option Plan (the 1997 Plan) was established by the Company. The 1997 Plan provides for the granting of options to purchase up to 1,328 shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to employees of the Company. On May 14, 1998, the Company authorized 500 additional shares to be granted under the 1997 Plan. As of December 31, 1998, there are 195 shares available to be granted under the 1997 Plan.

         Options granted under the 1997 Plan may be either incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options. Only employees of the Company and its subsidiaries are eligible to receive incentive stock options under the 1997 Plan; such options generally vest over a three year period. Incentive stock options must have a per share exercise price of no less than the fair market value on the date of the grant. Nonstatutory stock options granted under the 1997 Plan must have a per share exercise price of no less than the fair market value on the date of the grant. Options granted under the 1997 Plan may be exercised for a period of no more than ten years from the date of grant.

                                                                        Year Ended             Three months ended
                                                                    December 31, 1998           December 31, 1997
                                                                    -----------------           -----------------
Net operating income
    as reported                                                        $      14,788              $       2,270
    pro forma                                                          $      13,609              $       2,030
Net increase in shareholders' equity resulting from operations
    as reported                                                        $      16,915              $       2,437
    pro forma                                                          $      15,737              $       2,197

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)




         The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net operating income and net increase in shareholders' equity resulting from operations for future years.

         For options granted during the year ended December 31, 1998, the Company estimated a fair value per option on the date of grant of $4.72 using a Black-Scholes option pricing model and the following assumptions: dividend yield 7.9%, risk free interest rate 5.1%, expected volatility factor .51, and expected lives of the options of 7 years.

         For options granted during the three months ended December 31, 1997, the Company estimated a fair value per option on the date of grant of $2.44 using a Black-Scholes option pricing model and the following assumptions; dividend yield 6.5%, risk free interest rate 6.5%, expected volatility factor
 .25, and expected lives of the options of 7 years.

         A summary of the status of the Company's stock option plans as of and for the year ended December 31, 1998 and as of and for the three months ended December 31, 1997 is as follows:

                                                                 Year Ended                          Three Months Ended
                                                             December 31, 1998                        December 31, 1997
                                                       -----------------------------            -----------------------------
                                                                    Weighted-Average                         Weighted-Average
                                                                        Exercise                                  Exercise
                                                       Shares             Price                    Shares           Price
                                                       ------             -----                    ------           -----
Options outstanding, beginning of period                1,297           $   15.00                      --                --
Granted                                                   692           $   18.42                   1,303        $    15.00
Exercised                                                 (28)          $   15.00                      --                --
Canceled                                                 (328)          $   22.38                      (6)       $    15.00
                                                       ------           ---------                   -----        ----------
Options outstanding, end of year                        1,633           $   14.96                   1,297        $    15.00
                                                        =====           =========                   =====        ==========
Options exercisable at year end                         1,633                                       1,297

         The following table summarizes information about stock options outstanding at December 31, 1998:


                                                  Options Outstanding                               Options Exercisable
                                                  -------------------                               -------------------
                                                          Weighted-
                                       Number              Average           Weighted            Number                 Weighted
                                   Outstanding at        Remaining           Average         Exercisable at             Average
  Range of Exercise Prices        December 31, 1998   Contractual Life    Exercise Price    December 31, 1998      Exercisable Price
  ------------------------        ----------------    ----------------    --------------    -----------------      -----------------
Less than $14.01                           62            9.7 years           $   14.00               62               $     14.00
$14.01 to $15.00                        1,571            8.9 years           $   15.00            1,571               $     15.00
                                        -----            ---------           ---------            -----               -----------
$14.00 to $15.00                        1,633            8.9 years           $   14.96            1,633               $     14.96
                                        =====            =========           =========            =====               ===========

         In 1998, the Company issued 20 shares of common stock to an officer of the Company in exchange for a note receivable in the amount of $300. The transaction was executed pursuant to the 1997 Stock Option Plan, which allows the Company to lend to its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased. Interest is charged and paid on such loans at the Applicable Federal Rate as defined in the Internal Revenue Code.

         On November 6, 1997, the Board of Directors authorized the establishment of a stock option plan for the non-employee directors. The plan was approved by shareholders at the annual meeting held on May 14, 1998. The Company is awaiting approval of the plan by the Securities and Exchange Commission (SEC). Pending SEC approval, the Board of Directors has authorized the Company to issue 15 options to each of the six non-employee directors.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)



Note 6. Related Parties

         Prior to the Company's IPO, ACS Partners I, L.P., a Delaware Partnership, was formed in 1997 with a wholly owned subsidiary of the Company as sole general partner and several principals of the Company as limited partners to allow the principals the opportunity to co-invest in a transaction with the Company. Pursuant to the terms of the partnership agreement of ACS Partners I, L.P. the Company through its wholly owned subsidiary, as sole general partner, has all discretion over the purchase, sale, restructuring and disposition of the assets of ACS Partners I, L.P. Upon completion of its IPO, the Company became subject to the 1940 Act. Pursuant to the rules and regulations of the 1940 Act, the Company is prohibited from allowing employees to co-invest with the Company. While no investments in ACS Partners I, L.P. were made subsequent to the IPO, as of December 31, 1998 and December 31, 1997, principals of the Company had invested $260 in ACS Partners I, L.P. for investment commitments issued prior to the Company's IPO.

         The Company and CIC have entered into an expense sharing agreement whereby CIC reimburses the Company for expenses paid by the Company on CIC's behalf.

Note 7. Notes Payable

         During December, 1998, the Company borrowed $80,948 secured by government agency securities with a fair value of $89,948. The interest rate on the Note was 4.25% and the note was fully repaid on January 4, 1999.

         During November, 1998, the Company entered into a credit agreement with two banks under which the Company has the ability to borrow up to $30 million. Interest on borrowings is accrued and paid monthly at the prime rate (7.75% at December 31, 1998). At December 31, 1998, the outstanding balance was $30 million, which is due in October, 2000. The credit facility is secured by the certain investments of the Company.

         During December, 1998, the Company borrowed $5 million from a corporation. Interest is accrued and paid monthly at 7.75% and the principal of the note is due on March 31, 1999.

         During the year ended December 31, 1998, the nine months ended September 30, 1997 and the year ended December 31, 1996, the cash paid for interest was approximately $56, $88, and $43, respectively. The weighted average interest rates, including amortization of deferred finance costs, for the year ended December 31, 1998, the nine months ended September 30, 1997 and the year ended December 31, 1996 and 1995 were 5.9%, 16.9%, and 17.3%, respectively.

         Due to the short term of the borrowings, the fair value of the notes payable approximates cost.

Note 8. Income Taxes

         The Company operates so as to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income." The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income. Therefore, the statement of operations contains no provision for income taxes for the year ended December 31, 1998 and the three months ended December 31, 1997.

         During the pre-RIC periods, the Company operated under Subchapter C of the Internal Revenue Code and calculated its tax provision pursuant to Statement of Financial Accounting Standards No. 109. Deferred income taxes were determined based on the differences between financial reporting and tax basis of assets and liabilities.

         The components of the income tax provision were as follows:


                                                               Nine Months Ended            Year Ended
                                                              September 30, 1997        December 31, 1996
                                                              ------------------        -----------------

Current provision                                                 $        2               $        39
Deferred provision                                                     2,126                       120
                                                                  ----------               -----------
                                                                  $    2,128               $       159
                                                                  ----------               -----------

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)


         The differences between taxes at the Federal statutory tax rate and the effective tax rate were as follows:

                                                               Nine Months Ended            Year Ended
                                                              September 30, 1997        December 31, 1996
                                                              ------------------        -----------------

Statutory rate                                                    $    1,803                $      125
State taxes                                                              342                        15
Change in valuation
    Allowance                                                             --                       (26)
Other                                                                    (17)                       45
                                                                  ----------                 ---------
Effective rate                                                    $    2,128                $      159
                                                                  ==========                ==========


         During the nine months ended September 30, 1997 and the year ended December 31, 1996, cash paid for income taxes was approximately $2 and $1, respectively.

         The aggregate gross and net unrealized appreciation over the cost for Federal income tax purposes was $2,265, $7,414, and $3,399 as of December 31, 1998, December 31, 1997 and 1996, respectively. The aggregate cost of securities for Federal income tax purposes was $252,718, $132,870 and $581, as of December 31, 1998, December 31, 1997 and 1996, respectively.

         As discussed in Note 1, the Company had been taxed under subchapter C prior to October 1, 1997, when the Company converted to a subchapter M corporation for Federal income tax purposes. As a subchapter M corporation, the Company is entitled to deduct dividends it pays to shareholders from its income to determine taxable income. The Company has distributed and intends to distribute sufficient dividends to eliminate taxable income. As a result, the Company does not have a provision for income taxes for the year ended December 31, 1998 and the three months ended December 31, 1997.

         The Company requested a ruling in June 1997 from the IRS seeking to clarify the tax consequences of the conversion from taxation under subchapter C to subchapter M. The Company was seeking to avoid having to incur a tax liability associated with the unrealized appreciation of assets whose fair market value exceeded their basis upon the ruling from the IRS in regards to the treatment of the unrecognized gain. Provided the Company meets all the requirements to be taxed as a RIC, it will be permitted to elect to be subject to rules similar to the rules of Section 1374 of the Internal Revenue Code with respect to any unrealized gain inherent in its assets, upon its conversion to RIC status ("built-in gain"). Generally, this treatment allows the deferring of recognition of the built-in gain. If the Company were to divest itself of any assets in which it had built-in gains prior to the end of a ten year recognition period, the Company would then be subject to the extent of its built-in gain.

Note 9. Commitments and Contingencies

         The Company has non-cancelable operating leases for office space and office equipment. The leases expire over the next seven years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the year ended December 31, 1998, the three months ended December 31, 1997, the nine months ended September 30, 1997 and the year ended December 31, 1996 was approximately $60, $73, $97, and $101, respectively.

         Future minimum lease payments under non-cancelable operating leases at December 31, 1998 were as follows:

           1999                                                  $    240
           2000                                                       241
           2001                                                       248
           2002                                                       236
           2003 and thereafter                                        374
                                                                 --------
           Total                                                 $  1,339
                                                                 ========

         In addition, at December 31, 1998, the Company had commitments $7.4 million to three portfolio companies. These commitments are composed of two working capital credit facilities and one acquisition credit facility. The commitments are subject to

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)




the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company's portfolio.

Note 10. Employee Stock Ownership Plan

         The Company maintains an ESOP, which includes all employees and is fully funded on a pro rata basis by the Company and its wholly owned subsidiary, CIC. Contributions are made at the Company's discretion up to the lesser of $30 or 25% of annual compensation expense for each employee. Employees are not fully vested until completing five years of service. For the year ended December 31, 1998, the Company and CIC contributed $97 to the ESOP, or 3% of total eligible employee compensation.

         The Company sponsors an employee stock ownership trust to act as the depository of employer contributions to the ESOP as well as to administer and manage the actual trust assets which are deposited into the ESOP.

Note 11. Capital Stock

         In July, 1997, all unearned ESOP shares became earned and were allocated to the ESOP accounts of the Company's employees. Pursuant to the Company's Class A preferred stock declaration, the Class A preferred stock held by the ESOP was converted into common stock on a one share to one share basis. The Company also contributed an additional 529 shares of common stock to the ESOP.

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

         On August 29, 1997, the Company completed its IPO and sold 10,382 shares of its common stock at a price of $15.00 per share. Pursuant to the terms of the Company's agreement with the underwriter of the offering, the Company issued 442,751 common stock warrants ("Warrants") to the underwriter. The Warrants have a term of five years from the date of issuance and may be exercised at a price of $15.00 per share.

         The Company declared dividends of $14,849, or $1.34 per share for the year ended December 31, 1998; at year end, $1,222 remained accrued and undistributed to shareholders. For the three months ended December 31, 1997, the Company distributed $2,324, or $0.21 per share, to its shareholders. For Federal income tax purposes, the distributions were 100% from ordinary income. In addition, in accordance with regulations governing RIC's, the Company notified shareholders of its intention to periodically repurchase its outstanding common stock. Following release of this notification, the Company repurchased 23 shares of it common stock at a weighted average price of $10.12 per share.

Note 12. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 1998 and the three months ended December 31, 1997. For all other periods, earnings per share is not presented since it is not considered meaningful due to the IPO and reorganization of the Company as a RIC.

                                                                     Year Ended              Three Months Ended
                                                                  December 31, 1998           December 31, 1997
                                                                  -----------------           -----------------
Numerator for basic and diluted net increase in
       shareholders' equity resulting from operations               $     16,915                $      2,437

Denominator for basic-weighted average shares                             11,068                      11,069

Employee stock options                                                       269                         251
Warrants                                                                      87                          85
                                                                    -----------                 ------------
Dilutive potential shares                                                    356                         334
Denominator for diluted                                                   11,424                      11,405
                                                                    -----------                 ------------
Basic earnings per share                                            $       1.53                $       0.22
Diluted earnings per share                                          $       1.48                $       0.21

Note 13. Subsequent Events

         During February 1999, the Company obtained a commitment for a $100,000 credit facility. The credit facility is funded by a commercial paper conduit and requires the Company to create ACAS Funding, a bankruptcy remote wholly-owned subsidiary. The Company is required to make a capital contribution of $115,000 consisting of loans and any related equity warrants to ACAS Funding. ACAS Funding will then acquire loans and related equity warrants originated by the Company and may borrow up to 50% of the eligible loan balance subject to certain concentration limits. The term of the facility is two years and interest on borrowings will be charged at LIBOR plus 2.50%. The full amount of principal is due at the end of the term and interest is payable monthly.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                        NONE

                                    PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the information provided in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 6, 1999 (the "1999 Proxy Statement") under the headings "ELECTIONS OF DIRECTORS" and "SECTION (16) (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE".

ITEM 11.                EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the information provided in the 1999 Proxy Statement under the heading "COMPENSATION OF EXECUTIVE OFFICERS" and "DIRECTOR COMPENSATION".

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

Information in response to this Item is incorporated herein by reference to the information provided in the 1999 Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the information provided in the 1999 Proxy Statement under the heading "Certain Transactions."

                                     PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                        FORM 8-K

         (a) (1) The following financial statements are filed herewith:

                        AMERICAN CAPITAL STRATEGIES, LTD.

                        Report of Independent Public Accountant

                        Balance Sheets as of December 31, 1998 and 1997

                        Schedule of Investments as of December 31, 1998 and 1997

                        Statement of Operations for the Year Ended December 31, 1998, the Three Months Ended December 31, 1997, the Nine Months September 30, 1997, and the Year Ended December 31, 1996.

                        Statement of Shareholders' Equity as of December 31, 1998, December 31, 1997, September 30, 1997, and
                        December 31, 1996.

                        Statement of Cash Flows for the Year Ended December 31, 1998, the Three Months Ended December 31, 1997, the Nine Months Ended September 30, 1997 and the Year Ended December 31, 1996.

                        Financial Highlights for the Year Ended December 31, 1998 and the Three Months Ended December 31, 1997

                        Notes to Financial Statements

         (2) No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or
                  (ii) the information required has been presented in the aforementioned financial statement

         (3) The following exhibits are filed herewith or incorporated herein by reference

  Exhibit         Description
  ------          -----------
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

10.1 Credit Agreement dated October 30, 1998, among the Company, certain financial institutions named therein and LaSalle National Bank, filed herewith.

10.2 Promissory Note dated October 30, 1998, made by the Company in favor of LaSalle National Bank, filed herewith.

10.3 Security and Pledge Agreement dated October 30, 1998, among the Company, certain other persons or entities named therein and LaSalle National Bank, filed herewith.

10.4 Custody Control Agreement dated October 30, 1998, between the Company and LaSalle National Bank, filed herewith.

10.5 Account Control Agreement dated October 30, 1998, between the Company and LaSalle National Bank, filed herewith.

10.6 First Amendment to the Credit Agreement dated December 30, 1998, among the Company, certain financial institutions named therein and LaSalle National Bank, filed herewith.

10.7 Promissory Note dated December 30, 1998, made by the Company in favor of First Tennessee Bank National Association, filed herewith.

10.8 Promissory Note dated December 30, 1998, made by the Company in favor of US Investigations Services, Inc., filed herewith.

13 1998 Annual Report to Stockholders, incorporated herein by reference.

21                Subsidiaries of the Company and jurisdiction of incorporation:
                  ACS Capital Investments Corporation, a Delaware corporation.

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

                                               AMERICAN CAPITAL STRATEGIES, LTD.

                                               By:  /s/ John R. Erickson
                                                    ----------------------------
                                                    John R. Erickson
                                                    Vice President and
                                                    Chief Financial Officer

Date: March 31, 1998

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                                     Title                                         Date
----                                                     -----                                         ----
/s/ Malon Wilkus                                      President, Chief Executive Officer,
                                                           Chairman and Director                 March 31, 1999
-------------------
Malon Wilkus

/s/ David J. Gladstone                                Vice Chairman and Director                 March 31, 1999
-------------------
David J. Gladstone

/s/ Adam Blumenthal                                   Executive Vice President                   March 31, 1999
-------------------                                        and Director
Adam Blumenthal

/s/ John R. Erickson                                  Vice President and Chief                   March 31, 1999
-------------------                                        Financial Officer
John R. Erickson                                           (Principal Financial and
                                                           Accounting Officer)

/s/ Stephen L. Hester                                 Vice President and General Counsel         March 31, 1999
-------------------                                        Director
Stephen L. Hester

/s/ Robert L. Allbritton                              Director                                   March 31, 1999
-------------------
Robert L. Allbritton

/s/ Alvin N. Puryear                                  Director                                   March 31, 1999
-------------------
Alvin N. Puryear

/s/ Neil M. Hahl                                      Director                                   March 31, 1999
-------------------
Neil M. Hahl

/s/ Philip R. Harper                                  Director                                   March 31, 1999
-------------------
Philip R. Harper

/s/ Stan Lundine                                      Director                                   March 31, 1999
-------------------
Stan Lundine

/s/ Steven P. Walko                                   Director                                   March 31, 1999
-------------------
Steven P. Walko