Form 10-K/A
period 1998-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 1999-04-16
CIK 817473

As filed with the Securities and Exchange Commission on April 16, 1999
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ----------------
                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)
                                -----------------
                             3 Bethesda Metro Center
                                    Suite 860
                            Bethesda, Maryland 20814
                     --------------------------------------
                    (Address of principal executive offices)
                                ----------------
                                 (301) 951-6122
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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


================================================================================

                             EXPLANATORY STATEMENT

         This Amendment to Form 10-K has been filed to update the Recent Developments discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect transactions that were consummated after the original form was prepared, and to correct certain immaterial errors in the notes to the financial statements.


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

Recent Developments

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

         As of March 29, 1999, Four-S Baking Company ("Four-S") participated in a cash-out merger transaction, pursuant to which all of the Company's and ACS Partners L.P.'s notes and loans to Four-S were repaid in full, the preferred stock of Four-S held by the Company and the ACS Partners I, L.P. was converted into cash at its liquidation preference, and all of the common stock held by the Company, ACS Partners I, L.P. and CIC was converted into a right to receive cash, a portion of which is subject to an escrow. It is expected that ACS PartnersI, L.P. will be liquidated shortly.

         As of March 31, 1999, the Company closed a maximum $100,000 debt funding facility. In connection with the closing, the Company established ACS Funding Trust I (the "Trust"), an affiliated business trust and contributed or sold to the Trust approximately $157,000 in loans. Subject to certain conditions precedent, the Company will remain servicer of the loans. Simultaneously with the initial contribution, the Trust entered into a loan agreement with First Union Capital Markets Corp., as deal agent, and certain other parties providing for loans in an amount up to 50% of the eligible loan balance subject to certain concentration limits. The term of the facility is two years and interest on borrowings will be charged at LIBOR plus 2.50%. The full amount of principal is due at the end of the term and interest is payable monthly.


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

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1998
                      (In thousands except per share data)

                                                                        Industry                       Cost          Fair Value
                                                                        --------                       ----          ----------
Senior Debt--9.47%
------------------
Four S Baking Company                                                   Baking                       $  1,266        $  1,266
BIW Connector Systems, LLC                                              Manufacturing                   3,404           3,404
Chance Coach, Inc.                                                      Bus Manufacturer                1,286           1,286
JAG Industries, Inc.                                                    Manufacturing                   1,200           1,200
Wilderness Systems, Inc.                                                Canoes & Kayaks                 9,675           9,675
Cycle Gear, Inc.                                                        Motorcycle Accessories            750             750
Euro-Caribe, Inc.                                                       Meat Processing                 7,181           7,181
                                                                                                     --------        --------
     Subtotal                                                                                          24,762          24,762

Subordinated Debt--41.37%
-------------------------
Four S Baking Company                                                   Baking                          1,588           1,588
BIW Connector Systems, LLC.                                             Manufacturing                   6,710           6,710
Westwinds Group Holdings, Inc.                                          Restaurant                      2,932           2,932
JAG Industries, Inc.                                                    Manufacturing                   2,335           2,335
Specialty Transportation Services, Inc.                                 Waste Hauler                    7,368           7,368
Chance Coach, Inc.                                                      Bus Manufacturer                7,060           7,060
The L.A. Studios, Inc.                                                  Audio Production                2,393           2,393
Decorative Surfaces International, Inc.                                 Decorative Paper &             10,490          10,490
                                                                          Vinyl Mfg.
New Piper Aircraft, Inc.                                                Aircraft Manufacturing         17,858          17,858
Electrolux, LLC                                                         Vacuum Cleaner                  7,264           7,264
Cycle Gear, Inc.                                                        Motorcycle Accessories            633             633
Wilderness System, Inc.                                                 Canoes & Kayaks                 4,701           4,701
Euro-Caribe, Inc.                                                       Meat Processing                 8,905           8,905
ConStar International, Inc.                                             Electrical                     12,839          12,839
Centennial Broadcasting, Inc.                                           Radio Stations                 15,040          15,040
                                                                                                     --------        --------
     Subtotal                                                                                         108,116         108,116

Convertible Preferred Stock--2.10%
------------------------------------
Four S Baking Company(2) 15% dividend convertible into
   51,390 shares of common stock or 10.89% of Co.                       Baking                          2,756           2,756
Chance Coach, Inc.(2) 12% dividend convertible into 20% of Co.          Bus Manufacturer                2,000           2,079
Decorative Surfaces International, Inc.(2) prime rate plus
   4% dividend convertible into 2.9% of Co.                             Decorative Paper &
                                                                          Vinyl Mfg.                      646             646
     Subtotal                                                                                        --------        --------
                                                                                                        5,402           5,481
Common Stock Warrants(1)--8.52%
----------------------------------
Four S Baking Company(2) 3.26% of Co.                                   Baking                            462             600
BIW Connector Systems, LLC 8% of LLC                                    Manufacturing                     652             540
Westwinds Group Holdings, Inc. 5% of Co.                                Restaurant                        350             421
JAG Industries, Inc.(2) 75% of Co.                                      Manufacturing                     505             465
Specialty Transportation Services, Inc. 9.1% of Co.                     Waste Hauler                      694             784
Chance Coach, Inc.(2) 43.7% of Co.                                      Bus Manufacturer                4,041           4,543
The L.A. Studios, Inc. 17% of Co.                                       Audio Production                  902             857
Decorative Surfaces International, Inc.(2) 42.3% of Co.                 Decorative Paper &
                                                                        Vinyl Mfg.                      4,571           5,596
New Piper Aircraft, Inc. 4% of Co.                                      Aircraft Manufacturing          2,231           2,231
Electrolux, LLC 2.5% of Co.                                             Vacuum Cleaner                    246             246
Cycle Gear, Inc. 16.5% of Co.                                           Motorcycle Accessories            374             374
Wilderness System, Inc. 18% of Co.                                      Canoes & Kayaks                 1,319           1,319
Euro-Caribe, Inc.(2) 37% of Co.                                         Meat Processing                 1,110           1,110
ConStar International, Inc. 17.5% of Co.                                Electrical                      3,171           3,171
                                                                                                     --------        --------
     Subtotal                                                                                          20,628          22,257

Common Stock (1) - 1.69%
------------------------
Four-S Baking Company(2) 5.5% of Co.                                    Baking                            966           1,004
Specialty Transportation Services, Inc. 9.1% of Co.                     Waste Hauler                      500             784
Chance Coach, Inc.(2) 18.3% of Co.                                      Bus Manufacturer                1,896           2,131
ConStar International, Inc. 2.8%                                        Electrical                        500             500
                                                                                                     --------        --------
     Subtotal                                                                                           3,862           4,419
                                                                                                     --------        --------

     Subtotal--non-publicly traded securities--63.15%                                                 162,770         165,035

Government Securities--34.41%
-----------------------------
FHLB Discount Note due 1/4/99                                                                          89,948          89,948
                                                                                                     --------        --------
     Total Investments                                                                                252,718         254,983

Investment in Unconsolidated Operating Subsidiary--2.44%
--------------------------------------------------------
ACS Capital Investments Corporation(1)(2)--100% of Co.                  Investment Banking                403           6,386
                                                                                                     --------        --------
     Totals                                                                                          $253,121        $261,369
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

Convertible Preferred Stock(2)--1.64%
-------------------------------------
Four S Baking Company 15% dividend convertible into
  51,390 shares of common stock or 10.89% of Co.                        Baking                       2,303          2,303

Common Stock Warrants(1)(2)--1.13%
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

Investment in Unconsolidated Operating Subsidiary--4.90%
--------------------------------------------------------
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

                        AMERICAN CAPITAL STRATEGIES, LTD.
                              FINANCIAL HIGHLIGHTS
                      (In thousands except per share data)


                                                                                   Year Ended           Three Months Ended
                                                                                December 31, 1998       December 31, 1997
                                                                               -------------------     -------------------

Per Share Data(1)
Net asset value at beginning of the period                                       $          13.61      $             13.60
Net operating income                                                                         1.34                     0.21
Increase in unrealized appreciation on investments                                           0.19                     0.01
                                                                                 ----------------      -------------------
Net increase in shareholders' equity from operations                             $           1.53      $              0.22
Distribution of net investment income                                                        1.34                     0.21
                                                                                 ----------------      -------------------
Net asset value at end of period                                                 $          13.80      $             13.61
Per share market value at end of period                                          $          17.25      $            18.125
Total return (2)                                                                             2.57%                   22.23%
Shares outstanding at end of period                                                        11,081                   11,069

Ratio/Supplemental Data
Net assets at end of period                                                      $        152,723      $           150,652
Ratio of operating expenses to average net assets(3)                                         1.13%                    1.46%
Ratio of net operating income to average net assets(3)                                       9.75%                    6.03%









------------------
(1)   Basic per share data.
(2) Amounts were not annualized for the results of the three month period ended December 31, 1997.
(3) Amounts were annualized for the results of the three month period ended December 31, 1997.


See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)



Note 1. Organization

         American Capital Strategies, Ltd., a Delaware corporation (the "Company"), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies. On August 29, 1997, the Company completed an initial public offering ("IPO") of 10,382 shares of common stock ("Common Stock"), and became a non-diversified close end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company ("RIC") as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the "Code"). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies. As a result of the changes, the Company is operating as a holding company whose predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. The Company's investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders' equity through appreciation in value of the Company's equity interests. The Company continues to provide financial advisory services to businesses through ACS Capital Investments Corporation ("CIC"), a wholly-owned subsidiary. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, Chicago, and Dallas.

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

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)


Note 6. Related Parties

         Pursuant to a commitment entered into prior to the Company's IPO, ACS Partners I, L.P., a Delaware Partnership, was formed in 1997 with a wholly-owned subsidiary of the Company as sole general partner and two principals of the Company as limited partners to allow the principals the opportunity to co-invest in a transaction with the Company. Pursuant to the terms of the partnership agreement of ACS Partners I, L.P. the Company, through its wholly-owned subsidiary, as sole general partner, has all discretion over the purchase, sale, restructuring and disposition of the assets of ACS Partners I, L.P. Upon completion of its IPO, the Company became subject to the 1940 Act and an application was made to the SEC for an exemption from those provisions of the 1940 Act that could be construed to prohibit an investment of the type made by ACS Partners I, L.P. To date, the SEC has not acted on such exemption request. As of December 31, 1998 and December 31, 1997, principals of the Company had invested $260 in ACS Partners I, L.P. for investment commitments issued prior to the Company's IPO.

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

         In August 1997, the Company increased its authorized shares of unallocated preferred stock to 5,000 and increased its authorized shares of common stock to 20,000.

         On August 27, 1997, the Company declared a stock split effective August 29, 1997, effected in the form of a stock dividend pursuant to which each outstanding share of common stock was effectively converted into 29.859 shares. Outstanding shares and per share amounts for all periods presented have been restated to reflect this stock split.

         On August 29, 1997, the Company completed its IPO and sold 10,382 shares of its common stock at a price of $15.00 per share. Pursuant to the terms of the Company's agreement with the underwriter of the offering, the Company issued 443 common stock warrants ("Warrants") to the underwriter. The Warrants have a term of five years from the date of issuance and may be exercised at a price of $15.00 per share.

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

10.1 Credit Agreement dated October 30, 1998, among the Company, certain financial institutions named therein and LaSalle National Bank, incorporated herein by reference.

10.2 Promissory Note dated October 30, 1998, made by the Company in favor of LaSalle National Bank, incorporated herein by reference.

10.3 Security and Pledge Agreement dated October 30, 1998, among the Company, certain other persons or entities named therein and LaSalle National Bank, incorporated herein by reference.

10.4 Custody Control Agreement dated October 30, 1998, between the Company and LaSalle National Bank, incorporated herein by reference.

10.5 Account Control Agreement dated October 30, 1998, between the Company and LaSalle National Bank, incorporated herein by reference.

10.6 First Amendment to the Credit Agreement dated December 30, 1998, among the Company, certain financial institutions named therein and LaSalle National Bank, incorporated herein by reference.

10.7 Promissory Note dated December 30, 1998, made by the Company in favor of First Tennessee Bank National Association, incorporated herein by reference.

10.8 Promissory Note dated December 30, 1998, made by the Company in favor of US Investigations Services, Inc., incorporated herein by reference.

13 1998 Annual Report to Stockholders, incorporated herein by reference.

21                Subsidiaries of the Company and jurisdiction of incorporation:
                  ACS Capital Investments Corporation, a Delaware corporation.

23                Accountant's Consent

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