Form 10-Q
period 1999-03-31
AMERICAN CAPITAL STRATEGIES LTD
filed 1999-05-17
CIK 817473

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                      For the Quarter Ended March 31, 1999.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission File Number: 814-00149

                        AMERICAN CAPITAL STRATEGIES, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     52-145-1377
---------------------------------------                -------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of May 12, 1999 was 11,122,528.
================================================================================

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

            Balance Sheets as of March 31, 1999 and December 31, 1998.....................................1
            Schedules of Investments as of March 31, 1999 and December 31, 1998...........................2
            Statements of Operations for the three months ended
                     March 31, 1999 and 1998..............................................................4
            Statementof Shareholders' Equity for the three months ended
                     March 31, 1999 and the three months ended March 31, 1998.............................5
            Statements of Cash Flows for the three months ended
                     March  31, 1999 and 1998.............................................................6
            Financial Highlights for the three months ended
                     March 31, 1999 and 1998..............................................................7
            Notes to Financial Statements.................................................................8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation
            Overview.....................................................................................11
            Results of Operations........................................................................12
            Financial Condition, Liquidity and Capital Resources.........................................14
            Portfolio Credit Quality.....................................................................14
            Impact of the Year 2000......................................................................15

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings............................................................................17
Item 2.     Changes in Securities........................................................................17
Item 3.     Defaults upon Senior Securities..............................................................17
Item 4.     Submission of Matters to a Vote of Security Holders..........................................17
Item 5.     Other Information............................................................................17
Item 6.     Exhibits and Reports on Form 8-K.............................................................17


Signature................................................................................................18

PART I.     FINANCIAL INFORMATION

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                 BALANCE SHEETS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                             March 31,      December 31,
                                                                               1999            1998
                                                                             ---------      ------------
Assets

Investments at fair value (cost of $247,238 and $252,718, respectively)      $ 251,489       $ 254,983
Cash and cash equivalents                                                        1,231           6,149
Investment in unconsolidated operating subsidiary                                5,991           6,386
Due from unconsolidated operating subsidiary                                     1,818             778
Interest receivable                                                              2,030           1,561

Other                                                                              992             162
                                                                             ---------       ---------
Total assets                                                                 $ 263,551       $ 270,019
                                                                             =========       =========

Liabilities and Shareholders' Equity

Accounts payable and accrued liabilities                                     $     914       $     126
Accrued dividends payable                                                           --           1,222
Notes payable                                                                   77,091          85,948
Revolving credit facility                                                       30,000          30,000
                                                                             ---------       ---------
Total liabilities                                                              108,005         117,296

Shareholders' equity:

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized,
   0 issued and outstanding                                                         --              --
Common stock, $.01 par value, 20,000 shares authorized, and 11,122 and
   11,081 issued and outstanding, respectively                                     111             111
Capital in excess of par value                                                 145,879         145,245
Note receivable from sale of common stock                                         (580)           (300)
Undistributed (distributions in excess of) net realized earnings                   372            (116)
Unrealized appreciation of investments                                           9,764           7,783
                                                                             ---------       ---------
Total shareholders' equity                                                     155,546         152,723
                                                                             ---------       ---------
Total liabilities and shareholders' equity                                   $ 263,551       $ 270,019
                                                                             =========       =========

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                 MARCH 31, 1999
                                   (Unaudited)
                      (In thousands except per share data)

                                                                         Industry                         Cost         Fair Value
                                                                         --------                         ----         ----------
Senior Debt--10.92%
-------------------
BIW Connector Systems, LLC                                               Manufacturing                     3,404           3,404
Chance Coach, Inc. (2)                                                   Bus Manufacturer                  1,232           1,232
JAG Industries, Inc. (2)                                                 Manufacturing                     1,200           1,200
Wilderness Systems, Inc.                                                 Canoes & Kayaks                  11,475          11,475
Cycle Gear, Inc.                                                         Motor Cycle Accessories             750             750
Euro-Caribe, Inc. (2)                                                    Meat Processing                   7,062           7,062
Patriot Medical Technologies, Inc.                                       Repair Services                   3,000           3,000
                                                                                                       ---------        --------
     Subtotal                                                                                             28,123          28,123

Subordinated Debt--46.89%
-------------------------
BIW Connector Systems, LLC.                                              Manufacturing                     6,740           6,740
Westwind Group Holdings, Inc.                                            Restaurant                        2,945           2,945
JAG Industries, Inc. (2)                                                 Manufacturing                     2,346           2,346
Specialty Transportation Services, Inc.                                  Waste Hauler                      7,386           7,386
Chance Coach, Inc. (2)                                                   Bus Manufacturer                  7,171           7,171
The L.A. Studios, Inc.                                                   Audio Production                  2,411           2,411
Decorative Surfaces International, Inc. (2)                              Decorative Paper &                5,516           5,516
                                                                         Vinyl Mfg.
New Piper Aircraft, Inc.                                                 Aircraft Manufacturing           17,897          17,897
Electrolux, LLC                                                          Vacuum Cleaner                    7,563           7,563
Cycle Gear, Inc.                                                         Motor Cycle Accessories             639             639
Wilderness System, Inc.                                                  Canoes & Kayaks                   5,226           5,226
Euro-Caribe, Inc. (2)                                                    Meat Processing                   8,921           8,921
ConStar International, Inc.                                              Electrical                       12,877          12,877
Centennial Broadcasting, Inc.                                            Radio Stations                   15,495          15,495
Lion Brewery, Inc. (2)                                                   Malt Beverages                    5,958           5,958
Auxi-Health, Inc.                                                        Home Health Care                  9,532           9,532
Patriot Medical Technologies, Inc.                                       Repair Services                   2,090           2,090
                                                                                                       ---------        --------
     Subtotal                                                                                            120,713         120,713

Convertible Preferred Stock--1.12%
----------------------------------
Chance Coach, Inc. (2) 12% dividend convertible into 20%
of Co.                                                                   Bus Manufacturer                  2,000           2,214
Decorative Surfaces International, Inc. (2) prime rate                   Decorative Paper &
   plus 4% dividend convertible into 2.9% of Co.                         Vinyl Mfg.                          665             665
                                                                                                       ---------        --------
     Subtotal                                                                                              2,665           2,879

Common Stock Warrants(1)--10.70%
--------------------------------
BIW Connector Systems, LLC 8% of LLC                                     Manufacturing                       652             513
Westwind Group Holdings, Inc. 5% of Co.                                  Restaurant                          350             271
JAG Industries, Inc. (2) 75% of Co.                                      Manufacturing                       505             454
Specialty Transportation Services, Inc. up to 40% of Co.                 Waste Hauler                        694           1,007
Chance Coach, Inc. (2) 43.7% of Co.                                      Bus Manufacturer                  4,041           4,839
The L.A. Studios, Inc. 17% of Co.                                        Audio Production                    902             839
Decorative Surfaces International, Inc. (2) 42.3% of Co.                 Decorative Paper &
                                                                         Vinyl Mfg.                        4,571           6,805
New Piper Aircraft, Inc. 4% of Co.                                       Aircraft Manufacturing            2,231           2,528
Electrolux, LLC 2.5% of Co.                                              Vacuum Cleaner                      246             642
Cycle Gear, Inc. 16.5% of Co.                                            Motor Cycle Accessories             374             374
Wilderness System, Inc. 18% of Co.                                       Canoes & Kayaks                   1,319           1,319
Euro-Caribe, Inc. (2) 37% of Co.                                         Meat Processing                   1,110           1,110
ConStar International, Inc. 17.5% of Co.                                 Electrical                        3,171           3,171
Lion Brewery, Inc. (2) 54% of Co.                                        Malt Beverages                      675             675
Auxi Health, Inc. 20% of Co.                                             Home Health Care                  2,599           2,599
Patriot Medical Technologies, Inc. 17% of Co.                            Repair Services                     410             410
                                                                                                       ---------        --------
     Subtotal                                                                                             23,850          27,556

Common Stock (1)--1.25%
------------------------
Specialty Transportation Services, Inc.  9.1% of Co.                     Waste Hauler                        500             458
Chance Coach, Inc. (2) 18.3% of Co.                                      Bus Manufacturer                  1,896           2,269
ConStar International, Inc. 2.8%                                         Electrical                          500             500
                                                                                                       ---------        --------
     Subtotal                                                                                              2,896           3,227
     Subtotal--non-publicly traded securities--63.15%                                                    178,247         182,498

Government Securities--26.79%
-----------------------------
FMC Discount Note due 4/1/99                                                                              68,991          68,991
                                                                                                       ---------        --------
     Total Investments                                                                                   247,238         251,489

Investment in Unconsolidated Operating Subsidiary--2.33%
--------------------------------------------------------
ACS Capital Investments Corporation(1)(2)--100% of Co.                   Investment Banking                  403           5,991
                                                                                                       ---------        --------
     Totals                                                                                            $ 247,641        $ 257,480
                                                                                                       =========        ========

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)
                      (In thousands except per share data)

                                                                         Industry                         Cost         Fair Value
                                                                         --------                         ----         ----------
Senior Debt--9.47%
------------------
Four S Baking Company (2)..                                              Baking                        $   1,266        $  1,266
BIW Connector Systems, LLC.                                              Manufacturing                     3,404           3,404
Chance Coach, Inc. (2)                                                   Bus Manufacturer                  1,286           1,286
JAG Industries, Inc. (2)                                                 Manufacturing                     1,200           1,200
Wilderness Systems, Inc.                                                 Canoes & Kayaks                   9,675           9,675
Cycle Gear, Inc.                                                         Motor Cycle Accessories             750             750
Euro-Caribe, Inc. (2)                                                    Meat Processing                   7,181           7,181
                                                                                                       ---------        --------
     Subtotal                                                                                             24,762          24,762

Subordinated Debt--41.37%
-------------------------
Four S Baking Company (2)..                                              Baking                            1,588           1,588
BIW Connector Systems, LLC.                                              Manufacturing                     6,710           6,710
Westwind Group Holdings, Inc.                                            Restaurant                        2,932           2,932
JAG Industries, Inc. (2)                                                 Manufacturing                     2,335           2,335
Specialty Transportation Services, Inc. (2)                              Waste Hauler                      7,368           7,368
Chance Coach, Inc. (2)                                                   Bus Manufacturer                  7,060           7,060
The L.A. Studios, Inc.                                                   Audio Production                  2,393           2,393
Decorative Surfaces International, Inc. (2)                              Decorative Paper &               10,490          10,490
                                                                         Vinyl Mfg.
New Piper Aircraft, Inc.                                                 Aircraft Manufacturing           17,858          17,858
Electrolux, LLC                                                          Vacuum Cleaner                    7,264           7,264
Cycle Gear, Inc.                                                         Motor Cycle Accessories             633             633
Wilderness System, Inc.                                                  Canoes & Kayaks                   4,701           4,701
Euro-Caribe, Inc. (2)                                                    Meat Processing                   8,905           8,905
ConStar International, Inc.                                              Electrical                       12,839          12,839
Centennial Broadcasting, Inc.                                            Radio Stations                   15,040          15,040
                                                                                                       ---------        --------
     Subtotal                                                                                            108,116         108,116

Convertible Preferred Stock--2.10%
----------------------------------
Four S Baking Company (2) 15% dividend convertible into
   10.89% of Co.                                                         Baking                            2,756           2,756
Chance Coach, Inc. (2) 12% dividend convertible into 20%
   of Co.                                                                Bus Manufacturer                  2,000           2,079
Decorative Surfaces International, Inc. (2) prime rate                   Decorative Paper &
   plus 4% dividend convertible into 2.9% of Co.                         Vinyl Mfg.                          646             646
                                                                                                       ---------        --------
     Subtotal                                                                                              5,402           5,481

Common Stock Warrants(1)--8.52%
-------------------------------
Four S Baking Company (2) 3.26% of Co.                                   Baking                              462             600
BIW Connector Systems, LLC 8% of LLC                                     Manufacturing                       652             540
Westwind Group Holdings, Inc. 5% of Co.                                  Restaurant                          350             421
JAG Industries, Inc. (2) 75% of Co.                                      Manufacturing                       505             465
Specialty Transportation Services, Inc. (2) 9.1% of Co.                  Waste Hauler                        694             784
Chance Coach, Inc. (2) 43.7% of Co.                                      Bus Manufacturer                  4,041           4,543
The L.A. Studios, Inc. 17% of Co.                                        Audio Production                    902             857
Decorative Surfaces International, Inc. (2) 42.3% of Co.                 Decorative Paper &
                                                                         Vinyl Mfg.                        4,571           5,596
New Piper Aircraft, Inc. 4% of Co.                                       Aircraft Manufacturing            2,231           2,231
Electrolux, LLC 2.5% of Co.                                              Vacuum Cleaner                      246             246
Cycle Gear, Inc. 16.5% of Co.                                            Motor Cycle Accessories             374             374
Wilderness System, Inc. 18% of Co.                                       Canoes & Kayaks                   1,319           1,319
Euro-Caribe, Inc. (2) 37% of Co.                                         Meat Processing                   1,110           1,110
ConStar International, Inc. 17.5% of Co.                                 Electrical                        3,171           3,171
                                                                                                       ---------        --------
     Subtotal                                                                                             20,628          22,257

Common Stock (1)--1.69%
------------------------
Four-S Baking Company (2) 5.5% of Co.                                    Baking                              966           1,004
Specialty Transportation Services, Inc.  (2) 9.1% of Co.                 Waste Hauler                        500             784
Chance Coach, Inc. (2) 18.3% of Co.                                      Bus Manufacturer                  1,896           2,131
ConStar International, Inc. 2.8%                                         Electrical                          500             500
                                                                                                       ---------        --------
     Subtotal                                                                                              3,862           4,419
                                                                                                       ---------        --------
     Subtotal--non-publicly traded securities--63.15%                                                    162,770         165,035

Government Securities--34.41%
-----------------------------
FHLB Discount Note due 1/4/99                                                                             89,948          89,948
                                                                                                       ---------        --------
     Total Investments                                                                                   252,718         254,983

Investment in Unconsolidated Operating Subsidiary--2.44%
--------------------------------------------------------
ACS Capital Investments Corporation(1)(2)--100% of Co.                   Investment Banking                  403           6,386
                                                                                                       ---------        --------
     Totals                                                                                            $ 253,121        $261,369
                                                                                                       =========        ========

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                 Three Months             Three Months
                                                                     Ended                   Ended
                                                                 March 31, 1999          March 31, 1998
                                                                 --------------          --------------
Operating income:

Interest and dividend income                                          $ 5,854                 $ 2,680
Loan fees                                                                 666                     612
                                                                      -------                 -------
Total operating income                                                  6,520                   3,292

Operating expenses:

Salaries and benefits                                                     310                     170
General, administrative and other                                         294                     274
Interest                                                                  794                      --
                                                                      -------                 -------

Total operating expenses                                                1,398                     444

Operating income before equity in (loss) earnings of unconsolidated
   operating subsidiary                                                 5,122                   2,848
Equity in (loss) earnings of unconsolidated operating subsidiary         (395)                    101
                                                                      -------                 -------

Net operating income                                                    4,727                   2,949
Net realized gain on investments                                          316                      --
Increase in unrealized appreciation of investments                      1,981                      28
                                                                      -------                 -------

Net increase in shareholders' equity resulting from operations        $ 7,024                 $ 2,977
                                                                      =======                 =======



Net operating income per share          Basic                         $  0.43                 $  0.27
                                        Diluted                       $  0.42                 $  0.26

Net increase in shareholders' equity    Basic                         $  0.63                 $  0.27
resulting from operations per share     Diluted                       $  0.62                 $  0.26

Weighted average shares of              Basic                          11,070                  11,069
common stock outstanding                Diluted                        11,279                  11,480

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                      (In thousands except per share data)

                                                                            Note
                                                           Capital in    Receivable    Undistributed  Unrealized         Total
                                        Common Stock       Excess of    From Sale of   Net Realized  Appreciation     Shareholders'
                                     Shares     Amount     Par Value    Common Stock     Earnings    of Investments      Equity
                                     ------     ------     ---------    ------------     --------    --------------   -------------
Balance at December 31, 1997         11,069     $ 111      $ 144,940       $   --       $     (55)      $ 5,656        $ 150,652

  Net increase in shareholders'
     equity resulting from
     operations                          --        --             --           --           2,949            28            2,977
  Distributions                          --        --             --           --          (2,676)           --           (2,767)
                                     ------     -----      ---------       ------       ---------       -------        ---------

Balance at March 31, 1998            11,069     $ 111      $ 144,940       $   --      $      127      $  5,684        $ 150,862
                                     ======     =====      =========       ======       =========       =======        =========

Balance at December 31, 1998         11,081     $ 111      $ 145,245       $ (300)      $    (116)      $ 7,783        $ 152,723


  Issuance of common stock under
     the 1997 Stock Option Plan          20        --            280           --              --            --              280
  Issue of common stock under the
     Dividend Reinvestment Plan          11        --            188           --              --            --              188
  Issuance of restricted stock           10        --            166           --              --            --              166
  Issuance of note receivable
     from sale of common stock           --        --             --         (280)             --            --             (280)
  Net increase in shareholders'
     equity resulting from               --        --             --           --           5,043         1,981            7,024
     operations
  Distributions                          --        --             --           --          (4,555)           --           (4,555)
                                     ------     -----      ---------       ------       ---------       -------        ---------

Balance at March 31, 1999            11,122     $ 111      $ 145,879       $ (580)      $     372       $ 9,764        $ 155,546
                                     ======     =====      =========       ======       =========       =======        =========

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                  Three Months   Three Months
                                                                                      Ended         Ended
                                                                                    March 31,      March 31,
                                                                                      1999           1998
                                                                                  ------------   ------------
Operating activities
    Net increase in shareholders' equity resulting from operations                  $  7,024       $  2,977
       Adjustments to reconcile net increase in shareholders' equity resulting from operations to net cash provided by operating activities:
          Unrealized appreciation of investments                                      (1,981)           (28)
          Net realized gain on investments                                              (316)            --
          Net amortization of securities                                                  --           (845)
          Accretion of loan discounts                                                   (408)           (89)
          Amortization of deferred finance costs                                          25             --
          Amortization of goodwill                                                        63             --
          Increase in interest receivable                                               (469)          (402)
          Increase in accrued payment-in-kind dividend and interest                     (380)            --
          (Increase) decrease in due from unconsolidated subsidiary                   (1,040)           149
          Increase in other assets                                                      (153)           (80)
          Increase in accounts payable and accrued liabilities                           788            116
          Loss (earnings) of unconsolidated operating subsidiary                         395           (101)
                                                                                    --------       --------

Net cash provided by operating activities                                              3,548          1,697
Investing activities
       Proceeds from sale or maturity of investments                                  15,774         32,080
       Principal repayments                                                            6,860            303
       Purchase of investments                                                       (28,012)       (29,715)
       Purchase of securities                                                         (6,900)            --
                                                                                    --------       --------

Net cash (used in) provided by investing activities                                  (12,278)         2,668
Financing activities

       Drawings on revolving credit facilities, net                                   10,000             --
       Increase in deferred financing costs                                             (599)            --
       Issuance of common stock                                                          188             --
       Distributions paid                                                             (5,777)        (2,767)
                                                                                    --------       --------

Net cash provided by (used in) financing activities                                    3,812         (2,767)
                                                                                    --------       --------

Net (decrease) increase in cash and cash equivalents                                  (4,918)         1,598
Cash and cash equivalents at beginning of period                                       6,149          8,862
                                                                                    --------       --------

Cash and cash equivalents at end of period                                          $  1,231       $ 10,460
                                                                                    ========       ========

Non-cash financing activities:
       Note receivable issued in exchange for common stock                          $    280       $     --
       Net repayment of margin borrowings through sale of securities                  18,857             --

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                   Three Months Ended    Three Months Ended
                                                                     March 31, 1999        March 31, 1998
                                                                     --------------      ------------------
Per Share Data(1)
Net asset value at beginning of the period                             $   13.80             $   13.61
Net operating income                                                        0.43                  0.27
Increase in unrealized appreciation on investments                          0.20                    --
                                                                       ---------             ---------

Net increase in shareholders' equity from operations                   $    0.63             $    0.27
Distribution of net investment income                                       0.41                  0.25
                                                                       ---------             ---------
Net asset value at end of period                                       $   14.02             $   13.63

Per share market value at beginning of period                          $  17.250             $  18.125
Per share market value at end of period                                $  17.125             $  22.125
Total return (2)                                                            1.65%                23.45%
Shares outstanding at end of period                                       11,122                11,069

Ratio/Supplemental Data
Net assets at end of period                                            $ 155,546             $ 150,862
Ratio of operating expenses to average net assets                           0.91%                 0.29%
Ratio of net operating income to average net assets                         3.07%                 1.96%

(1) Basic per share data.
(2) Amounts were not annualized for the results of the three month periods ended March 31, 1999 and 1998.

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

Note 1. Unaudited Interim Financial Statements

         Interim financial statements of American Capital Strategies, Ltd. (the "Company") are prepared in accordance with generally accepted accounting principles ("GAAP") for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

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


Note 2. Organization

         American Capital Strategies, Ltd., a Delaware corporation (the "Company"), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies. On August 29, 1997, the Company completed an initial public offering ("IPO") of 10,382,437 shares of common stock ("Common Stock"), and became a non-diversified closed end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company ("RIC") as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the "Code"). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies. The Company's investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders' equity through appreciation in value of the Company's equity interests. The Company provides financial advisory services to businesses through ACS Capital Investments Corporation ("CIC"), a wholly-owned subsidiary. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, Chicago, and Dallas.

Note 3. Investment in Unconsolidated Operating Subsidiary

         As discussed in Note 2, CIC is an operating subsidiary of the Company and is accounted for under the equity method effective October 1, 1997. The investment in CIC is carried at fair value as determined by the Board of Directors.

         Condensed financial information for CIC is as follows:

                                                                  March 31, 1999      December 31, 1998
                                                                  --------------      -----------------
Assets
     Investments in portfolio companies, at fair value               $ 9,657               $10,837
     Other assets, net                                                 2,532                 1,359
                                                                     -------               -------
Total assets                                                         $12,189               $12,196
                                                                     =======               =======

Liabilities and Shareholder's Equity
     Deferred income taxes                                           $ 2,678               $ 2,921
     Due to parent                                                     1,818                   778
     Other liabilities                                                 1,702                 2,111
     Shareholder's equity                                              5,991                 6,386
                                                                     -------               -------
Total liabilities and shareholder's equity                           $12,189               $12,196
                                                                     =======               =======

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

                                                         Three Months Ended     Three Months Ended
                                                           March 31, 1999         March 31, 1998
                                                         ------------------     ------------------
Operating income                                               $ 1,435                $ 1,779
Operating expense                                                2,044                  1,546
                                                               -------                -------
Net operating loss                                                (609)                   233
Realized gains on investments                                      925                     --
Change in unrealized appreciation of investments                  (954)                   (96)
Other income (expense)                                             243                    (36)
                                                               -------                -------

Net (loss) income                                              $  (395)               $   101
                                                               =======                =======

Note 4. Notes Payable

         During March 1999, the Company borrowed $62,091 secured by government agency securities with a fair value of $68,991. The interest rate on the Note was 6.0% and the note was fully repaid on April 1, 1999.

         During November 1998, the Company entered into a credit agreement with two banks under which the Company has the ability to borrow up to $30 million. Interest on borrowings is accrued and paid monthly at the prime rate (7.75% at March 31, 1999). At March 31, 1999, the outstanding balance was $30 million, which is due in October, 2000. The credit facility is secured by certain investments of the Company.

         During February 1999, the Company borrowed $15 million from a corporation. Interest is accrued and paid monthly at 7.75%. The note was fully repaid on April 30, 1999.

         Due to the short term of the borrowings, the fair value of the notes payable approximates cost.

         As of March 31, 1999, the Company closed a maximum $100,000 debt funding facility. In connection with the closing, the Company established ACS Funding Trust I (the "Trust"), an affiliated business trust and contributed or sold to the Trust approximately $157,000 in loans. Subject to certain conditions, the Company will remain servicer of the loans. Simultaneously with the initial contribution, the Trust entered into a loan agreement with First Union Capital Markets Corp., as deal agent, and certain other parties providing for loans in an amount up to 50% of the eligible loan balance subject to certain concentration limits. The term of the facility is two years and interest on borrowings will be charged at LIBOR plus 2.50%. The full amount of principal is payable over two years beginning at the end of the term and interest is payable monthly. The transfer of assets to the Trust and the related borrowings by the Trust will be treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

Note 5. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and the three months ended March 31, 1998.

                                                                   Three Months Ended          Three Months Ended
                                                                     March 31, 1999              March 31, 1998
                                                                     --------------              --------------
Numerator for basic and diluted net increase in shareholders'
       equity resulting from operations                                  $ 7,024                     $ 2,977

Denominator for basic-weighted average shares                             11,070                      11,069

Employee stock options                                                       196                         307
Warrants                                                                      13                         104
                                                                         -------                     -------

Dilutive potential shares                                                    209                         411
Denominator for diluted                                                   11,279                      11,480
                                                                         -------                     -------

Basic earnings per share                                                 $  0.63                     $  0.27
Diluted earnings per share                                               $  0.62                     $  0.26

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

Note 6. Realized Gain on Investments

         During March, 1999, the Company sold its investment in Four S Baking Company. The Company's investment included senior debt, subordinated debt, preferred stock, common stock and common stock warrants. The Company received $7,163 in total proceeds from the sale and recognized a net realized gain of $316. The realized gain was comprised of a $331 realization of unamortized loan discounts on the subordinated debt and a net loss of $15 on the common stock and warrants. In addition, the Company earned prepayment fees of $87 from the early repayment of the senior and subordinated debt. In conjunction with the sale, the Company also recorded $177 of unrealized depreciation to reverse previously recorded unrealized appreciation.

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

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and the notes thereto, included elsewhere in this report and in the Company's annual report on Form 10-K/A for the year ended December 31, 1998.

Overview

         The Company's primary business is investing in and lending to privately-owned businesses through investments in senior debt, subordinated debt with detachable common stock warrants, preferred stock and common stock. The total portfolio value of investments in non-publicly traded securities was $182,498 and $165,035 at March 31, 1999, and December 31, 1998, respectively. During the three months ended March 31, 1999 (the "First Quarter 1999"), the Company originated investments totaling $26,212 and advanced $1,800 previously committed under working capital facilities. The Company also received repayments of loans of $6.9 million and, in conjunction with the sale of one portfolio company, the Company sold warrants of $0.6 million, common stock of $1.0 million, preferred stock of $2.9 million, and received repayment of senior and subordinated debt of $2.8 million. As a result, the total portfolio increased by 11% from December 31, 1998 to March 31, 1999. The weighted average effective interest rate on the investment portfolio was 13.1% and 13.0%, respectively, at March 31, 1999 and December 31, 1998. A summary of the composition of the Company's portfolio of non-publicly traded securities at March 31, 1999, and December 31, 1998 is shown in the following table:

                                       March 31, 1999        December 31, 1998
                                       --------------        -----------------

Senior debt                                 15.4%                  15.0%
Subordinated debt                           66.2%                  65.5%
Convertible preferred stock                  1.6%                   3.3%
Common stock warrants                       15.0%                  13.5%
Common stock                                 1.8%                   2.7%

         The Company expects its portfolio composition for the remainder of 1999 to be similar to its portfolio composition at March 31, 1999 and at December 31, 1998. The Company will continue to heavily weight its portfolio composition toward investments in subordinated debt with detachable warrants.

         The following table shows the portfolio composition by industry grouping:

                                March 31, 1999                December 31, 1998
                                --------------                -----------------

Manufacturing                       63.2%                           66.1%
Health Care                          9.6%                            --
Media                                8.5%                            9.1%
Construction                         9.1%                           10.0%
Wholesale & Retail                   2.7%                            7.4%
Transportation                       4.9%                            5.4%
Service                              2.0%                            2.0%

         Management expects that thelargest percentage of its investments will continue to be in manufacturing companies, however, the Company intends to continue to diversify its portfolio and will explore new investment opportunities in a variety of industries.

Results of Operations

         The Company's financial performance, as reflected in its Statements of Operations, is composed of three primary elements. The first element is "Net operating income (loss)," which is primarily the interest and dividends earned from investing in debt and equity securities and the equity in earnings of its unconsolidated operating subsidiary less the operating expenses of the Company. The second element is "Change in unrealized appreciation of investments," which is the net change in the estimated fair value of the Company's portfolio assets at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is "Realized gain on investments," which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company's balance sheet. In addition, the Company operates so as to qualify to be taxed as a RIC. As long as the Company qualifies as a RIC, it will be able to take a deduction against its otherwise taxable income for certain dividends it pays, allowing it to substantially reduce or eliminate its corporate-level tax liability. As a result, the provisions for income taxes are expected to be minimal.

         As discussed above, as a RIC, the Company is required to account for investments in operating subsidiaries under the equity method, regardless of ownership interest. Accordingly, the Company's investment in CIC is presented on the equity method and, consistent with the equity method of accounting, the portfolio companies owned by CIC are not reported separately by the Company.

         The operating results for the three months ended March 31, 1999 and March 31, 1998 are as follows:

                                                                          Three Months Ended      Three Months Ended
                                                                            March 31, 1999          March 31, 1998
                                                                          ------------------      ------------------
Operating income                                                               $ 6,520                $ 3,292
Operating expenses                                                               1,398                    444
Equity in (loss) earnings of unconsolidated operating subsidiary                  (395)                   101
                                                                               -------                -------

Net operating income                                                             4,727                  2,949
Net realized gain on investments                                                   316                     --
Increase in unrealized appreciation of investments                               1,981                     28
                                                                               -------                -------

Net increase in shareholders' equity resulting from operations                 $ 7,024                $ 2,977
                                                                               =======                =======

         Total operating income for the First Quarter 1999 increased $3,228, or 98%, compared to the three months ended March 31, 1998 (the "First Quarter 1998"). The increase in operating income is a result of the Company closing 15 investments in private companies totaling $141 million between March 31, 1998 and March 31, 1999. For the First Quarter 1999, operating income consisted of $666 in loan fees, $5,813 in interest and dividends on non-publicly traded securities and $41 in interest on government agency securities, bank deposits and repurchase agreements; for the First Quarter 1998, operating income consisted of $612 in loan fees, $1,207 in interest and dividends on non-publicly traded securities and $1,473 in interest on government agency securities, bank deposits and repurchase agreements. The First Quarter 1999 loan fees include $288 in prepayment fees collected as a result of the repayment of $5,000 in subordinated debt and the sale of senior and subordinated debt of $2,667. As the Company increases its investment portfolio of non-publicly traded securities, the interest and dividends the Company realizes on these securities will also increase.

         Operating expenses for the First Quarter 1999 increased $954, or 215%, over the same period in 1998. The increase is primarily due to interest expense of $794 in the First Quarter 1999, which resulted from the Company's $41,070 weighted average borrowings under credit facilities and notes payable. The weighted average interest rates on borrowings at March 31, 1999 was 7.7%. Operating expenses also increased due to the increase in salaries and benefits from $170 for the three months ended March 31, 1998 to $310 for the same period in 1999. The Company had 32 and 21 employees at March 31, 1999 and 1998, respectively. The increase in salary and benefit expense is directly attributable to the increase in the number of employees. The Company intends to continue to hire new professionals in 1999 to support anticipated portfolio growth.

         Equity in (loss) earnings of unconsolidated operating subsidiary, which represents CIC's results, decreased from a gain of $101 for First Quarter 1998 to a loss of $(395) for First Quarter 1999. For the three months ended March 31, 1999, CIC's results included $1,435 of operating income, $2,044 of operating expenses, $925 of realized gains on investments, $954 of unrealized depreciation of investments, and $243 in other income. The realized gain was a result of the sale of CIC's common stock investment in Four S Baking Company and the unrealized depreciation was due to the reversal of previously recorded unrealized appreciation of CIC's Four S Baking Company investment. For the three months ended March 31, 1998, CIC's results included $1,779 of operating income, $1,546 of operating expenses, $96 of unrealized depreciation of investments, and $36 of other expenses. The decrease in CIC's earnings was primarily attributable to the $556 increase in salary and benefits expense caused by the increase in the number of employees noted above.

         During the First Quarter 1999, the Company recorded a net realized gain of $316 on the sale of its investment of Four S Baking Company. Total proceeds from the sale of securities, which included senior debt, subordinated debt, preferred stock, common stock warrants, and common stock, were $7,163. The net realized gain is primarily due to realization of the unamortized loan discount.

         The increase in unrealized appreciation of investments is based on portfolio asset valuations determined by the Company's Board of Directors. The unrealized appreciation of investments for the First Quarter 1999 increased $1,953 over the First Quarter 1998. The increase for the First Quarter 1999 was comprised of valuation increases of $2,468 at four portfolio companies and valuation decreases of $487 at six portfolio companies.

Financial Condition, Liquidity, and Capital Resources

         At March 31, 1999, the Company had $1,231 in cash and cash equivalents and $68,991 in investments in Federal agency securities. In addition, the Company had outstanding debt secured by assets of the Company of $30,000 in borrowings under credit facilities and $77,091 in short term notes payable. During 1998, the Company's primary source of funding was the proceeds received in connection with its IPO. The Company completed investing the proceeds of its IPO during 1998 and began funding its investments with proceeds from a line of credit and short term borrowings.

         As of March 31, 1999, the Company closed a maximum $100,000 debt funding facility. In connection with the closing, the Company established ACS Funding Trust I (the "Trust"), an affiliated business trust and contributed or sold to the Trust approximately $157,000 in loans. Subject to certain conditions, the Company will remain servicer of the loans. Simultaneously with the initial contribution, the Trust entered into a loan agreement with First Union Capital Markets Corp., as deal agent, and certain other parties providing for loans in an amount up to 50% of the eligible loan balance subject to certain concentration limits. The term of the facility is two years and interest on borrowings will be charged at LIBOR plus 2.50%. The full amount of principal is payable over two years beginning at the end of the term and interest is payable monthly. The Company will use borrowings under this facility to repay existing debt and to continue making investments in the debt and equity securities of middle market companies. In order to manage interest rate risk associated with the floating rate borrowings, the Company or ACAS Funding will enter into hedging agreements. The Company intends to use derivative instruments for non-trading and non-speculative purposes only.

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

         To monitor and manage the investment portfolio risk, management tracks the weighted average portfolio grade. The weighted average portfolio grade was
3.0 and 3.2 at March 31, 1999, and December 31, 1998, respectively. In addition, all of the Company's outstanding loans are performing and paying as agreed as of March 31, 1999. At March 31, 1999, the Company's portfolio was graded as follows:

                                                     Percentage of Total
         Grade            Investments at Value            Portfolio
         -----            --------------------            ---------
           4                     $ 30,709                   16.8%
           3                      142,938                   78.3%
           2                        8,851                    4.9%
           1                           --                     --
                                 --------                  -----
                                 $182,498                  100.0%
                                 ========                  =====

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

         The Company is also evaluating the Year 2000 readiness of its portfolio companies. Beginning in the summer of 1998, the Company has required that each portfolio company expressly warrant in its loan agreement that it is or will be Year 2000 compliant prior to December 31, 1999. The Company has also submitted questionnaires to all of its portfolio companies to determine their exposure to the Year 2000 problem and the adequacy of their plans to address the issues. Over 90% of the portfolio companies have responded to the questionnaire. Based on the correspondence received from the portfolio companies, management believes that over 80% of its portfolio companies have either no material exposure to the Year 2000 issue or are adequately carrying out their plans to address their exposure. The Company has either not received complete questionnaires from the remaining 20% of the portfolio companies or has requested that the portfolio companies improve the scope and detail of their responses. The Company intends to follow up with the portfolio companies to ensure that they have executed their compliance plan by June 30, 1999.

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

         Not Applicable.

Item 5. Other Information

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

Exhibit
Number       Description
-------      -----------

3.1 Articles of Incorporation, incorporated herein by reference to Exhibit 2.a of the Amendment No. 1 to the Form N-2 filed by American Capital Strategies, Ltd., dated as of August 12, 1997 (Commission File No. 333-29943).

3.2 By-laws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to the Form N-2 filed by American Capital Strategies, Ltd., dated as of August 12, 1997 (Commission File No. 333-29943).

4 Instruments defining rights of security holders, including indentures, incorporated herein by reference to Exhibits 2.d.1 and 2.d.2 of the Amendment No. 1 to the Form N-2 filed by American Capital Strategies, Ltd., dated as of August 12, 1997 (Commission File No. 333-29943).

10.1 Purchase and Sale Agreement between ACS Funding Trust I and American Capital Strategies, Ltd., dated as of March 31, 1999.

10.2 Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, First Union Capital Markets Corp., First Union National Bank, Norwest Bank Minnesota, N.A. and certain investors named therein, together with all exhibits thereto, dated as of March 31, 1999.

10.3 Promissory Note in the aggregate principal amount of $100,000,000 made by ACS Funding Trust I in favor of First Union National Bank, dated as of March 31, 1999.

10.4 Promissory Note in the aggregate principal amount of $100,000,000 made by ACS Funding Trust I in favor of First Union Capital Markets Corp., dated as of March 31, 1999.

10.5 Promissory Note in the aggregate principal amount of $10,000,000 made by ACS Funding Trust I in favor of First Union National Bank, dated as of March 31, 1999.

10.6 Pledge and Security Agreement among American Capital Strategies, Ltd., ACS Funding Trust I and Norwest Bank Minnesota, N.A., dated as of March 31, 1999.

10.7 Escrow Agreement between American Capital Strategies, Ltd. and Norwest Bank Minnesota, N.A., dated as of March 31, 1999.

10.8 Lock-Box Agreement between ACS Funding Trust I and LaSalle National Bank, dated as of March 31, 1999.

10.9      Certificate of Trust of ACS Funding Trust I, dated as of March
          26, 1999.

10.10 Trust Agreement among American Capital Strategies, Ltd., as grantor and owner, Malon Wilkus, as beneficiary trustee, and Evelyne Steward and William Holloran, as independent trustees, dated as of March 26, 1999.

  27      Financial Data Schedule

         (b) The registrant has not filed any reports on a Current Report on Form 8-K during the quarter for which this report 10-Q is filed.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AMERICAN CAPITAL STRATEGIES, LTD.

                                             By: /s/ John R. Erickson
                                                 -------------------------------
                                                        John R. Erickson
                                                       Vice President and
                                                     Chief Financial Officer
Date:      May 17, 1999

                                  EXHIBIT INDEX

Exhibit No.                                 Description

Exhibit 3.1 Articles of Incorporation, incorporated herein by reference to Exhibit 2.a of the Amendment No. 1 to the Form N-2 filed by American Capital Strategies, Ltd., dated as of August 12, 1997 (Commission File No. 333-29943).

Exhibit 3.2 By-laws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to the Form N-2 filed by American Capital Strategies, Ltd., dated as of August 12, 1997 (Commission File No. 333-29943).

Exhibit 4 Instruments defining rights of security holders, including indentures, incorporated herein by reference to Exhibits 2.d.1 and 2.d.2 of the Amendment No. 1 to the Form N-2 filed by American Capital Strategies, Ltd., dated as of August 12, 1997 (Commission File No. 333-29943).

Exhibit 10.1 Purchase and Sale Agreement between ACS Funding Trust I and American Capital Strategies, Ltd., dated as of March 31, 1999.

Exhibit 10.2 Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, First Union Capital Markets Corp., First Union National Bank, Norwest Bank Minnesota, N.A. and certain investors named therein, together with all exhibits thereto, dated as of March 31, 1999.

Exhibit 10.3 Promissory Note in the aggregate principal amount of $100,000,000 made by ACS Funding Trust I in favor of First Union National Bank, dated as of March 31, 1999.

Exhibit 10.4 Promissory Note in the aggregate principal amount of $100,000,000 made by ACS Funding Trust I in favor of First Union Capital Markets Corp., dated as of March 31, 1999.

Exhibit 10.5 Promissory Note in the aggregate principal amount of $10,000,000 made by ACS Funding Trust I in favor of First Union National Bank, dated as of March 31, 1999.

Exhibit 10.6 Pledge and Security Agreement among American Capital Strategies, Ltd., ACS Funding Trust I and Norwest Bank Minnesota, N.A., dated as of March 31, 1999.

Exhibit 10.7 Escrow Agreement between American Capital Strategies, Ltd. and Norwest Bank Minnesota, N.A., dated as of March 31, 1999.

Exhibit 10.8 Lock-Box Agreement between ACS Funding Trust I and LaSalle National Bank, dated as of March 31, 1999.

Exhibit 10.9 Certificate of Trust of ACS Funding Trust I, dated as of March 26, 1999.

Exhibit 10.10 Trust Agreement among American Capital Strategies, Ltd., as grantor and owner, Malon Wilkus, as beneficiary trustee, and Evelyne Steward and William Holloran, as independent trustees, dated as of March 26, 1999.

Exhibit 27      Financial Data Schedule.