Form 10-Q
period 1999-06-30
AMERICAN CAPITAL STRATEGIES LTD
filed 1999-08-16
CIK 817473

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1999.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of August 11, 1999 was 16,961,925.


================================================================================

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of June 30, 1999 and December 31, 1998......................................1
         Schedules of Investments as of June 30, 1999 and December 31, 1998............................2
         Statements of Operations for the three and six months ended
                  June 30, 1999 and 1998...............................................................6
         Statement of Shareholders' Equity for the six months ended
                  June 30, 1999 and 1998...............................................................7
         Statements of Cash Flows for the six months ended
                  June 30, 1999 and 1998...............................................................8
         Financial Highlights for the six months ended
                  June 30, 1999 and 1998...............................................................9
         Notes to Financial Statements.................................................................10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

         Overview......................................................................................14
         Results of Operations.........................................................................15
         Financial Condition, Liquidity and Capital Resources..........................................17
         Portfolio Credit Quality......................................................................18
         Impact of the Year 2000.......................................................................18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................20
Item 2.  Changes in Securities.........................................................................20
Item 3.  Defaults upon Senior Securities...............................................................20
Item 4.  Submission of Matters to a Vote of Security Holders...........................................20
Item 5.  Other Information.............................................................................20
Item 6.  Exhibits and Reports on Form 8-K..............................................................21

Signature..............................................................................................21

PART I.  FINANCIAL INFORMATION


                        AMERICAN CAPITAL STRATEGIES, LTD.
                                 BALANCE SHEETS
                                   (Unaudited)
                      (In thousands except per share data)


                                                                                    June 30,     December 31,
                                                                                      1999           1998
                                                                                   ----------    ------------
Assets

Investments at fair value (cost of $270,029 and $252,718, respectively)             $274,802       $254,983
Cash and cash equivalents                                                             13,718          6,149
Investment in unconsolidated operating subsidiary                                      5,570          6,386
Due from unconsolidated operating subsidiary                                           1,758            778
Interest receivable                                                                    2,329          1,561

Other                                                                                  2,318            162
                                                                                    --------       --------

Total assets                                                                        $300,495       $270,019
                                                                                    ========       ========


Liabilities and Shareholders' Equity

Accounts payable and accrued liabilities                                            $  1,800       $    126
Accrued dividends payable                                                                 --          1,222
Notes payable                                                                         59,992         85,948
Revolving credit facility                                                             82,900         30,000
                                                                                     -------       --------

Total liabilities                                                                    144,692        117,296

Shareholders' equity:

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0
   issued and outstanding                                                                 --             --
Common stock, $.01 par value, 70,000 shares authorized, and 11,962 and
   11,081 issued and outstanding, respectively                                           120            111
Capital in excess of par value                                                       158,448        145,245
Notes receivable from sale of common stock                                           (13,911)          (300)
Undistributed (distributions in excess of) net realized earnings                         856           (116)
Unrealized appreciation of investments                                                10,290          7,783
                                                                                    --------       --------

Total shareholders' equity                                                           155,803        152,723
                                                                                    --------       --------

Total liabilities and shareholders' equity                                          $300,495       $270,019
                                                                                    ========       ========






See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                  JUNE 30, 1999
                                   (Unaudited)
                      (In thousands except per share data)


                                                                    Industry                                Cost         Fair Value
                                                                    --------                                ----         ----------
Senior Debt--14.49%
-------------------
BIW Connector Systems, LLC                                          Manufacturing                   $      3,404       $      3,404
Chance Coach, Inc. (2)                                              Bus Manufacturer                       1,178              1,178
JAG Industries, Inc. (2)                                            Manufacturing                          1,200              1,200
Confluence Holdings Corp.                                           Canoes & Kayaks                       14,500             14,500
Cycle Gear, Inc.                                                    Motor Cycle Accessories                  750                750
Euro-Caribe, Inc. (2)                                               Meat Processing                        6,883              6,883
Patriot Medical Technologies, Inc.                                  Repair Services                        3,000              3,000
Tube City, Inc.                                                     Mill Services                          9,700              9,700
                                                                                                    ------------       ------------
     Subtotal                                                                                       $     40,615       $     40,615

Subordinated Debt--49.19%
-------------------------
BIW Connector Systems, LLC.                                         Manufacturing                   $      6,770       $      6,770
Westwind Group Holdings, Inc.                                       Restaurant                             2,956              2,956
JAG Industries, Inc. (2)                                            Manufacturing                          2,358              2,358
Specialty Transportation Services, Inc.                             Waste Hauler                             455                455
Chance Coach, Inc. (2)                                              Bus Manufacturer                       7,267              7,267
The L.A. Studios, Inc.                                              Audio Production                       2,430              2,430
Decorative Surfaces International, Inc. (2)                         Decorative Paper & Vinyl Mfg.          5,544              5,544
New Piper Aircraft, Inc.                                            Aircraft Manufacturing                17,937             17,937
Electrolux, LLC                                                     Vacuum Cleaner                         7,607              7,607
Cycle Gear, Inc.                                                    Motor Cycle Accessories                  647                647
Confluence Holdings Corp.                                           Canoes & Kayaks                        5,756              5,756
Euro-Caribe, Inc. (2)                                               Meat Processing                        8,937              8,937
ConStar International, Inc.                                         Electrical                            18,816             18,816
Centennial Broadcasting, Inc.                                       Radio Stations                        15,970             15,970
Lion Brewery, Inc. (2)                                              Malt Beverages                         5,959              5,959
Auxi-Health, Inc.                                                   Home Health Care                      10,085             10,085
Patriot Medical Technologies, Inc.                                  Repair Services                        2,094              2,094
Erie County Plastics Corporation                                    Molded Plastic Manufacturing           8,830              8,830
Aeriform Corporation                                                Packaged Industrial Gas                7,500              7,500
                                                                                                    ------------       ------------
     Subtotal                                                                                       $    137,918       $    137,918

Convertible Preferred Stock--1.08%
----------------------------------
Chance Coach, Inc. (2) 12% dividend convertible into 20% of Co.     Bus Manufacturer                $      2,000       $      2,337
Decorative Surfaces International, Inc. (2) prime rate plus 4%
   dividend convertible into 2.9% of Co.                            Decorative Paper & Vinyl Mfg.            684                684
                                                                                                    ------------       ------------
     Subtotal                                                                                       $      2,684       $      3,021

Common Stock Warrants(1)--10.30%
--------------------------------
BIW Connector Systems, LLC 8% of LLC                                Manufacturing                   $        652       $        483
Westwind Group Holdings, Inc. 5% of Co.                             Restaurant                               350                258
JAG Industries, Inc. (2) 75% of Co.                                 Manufacturing                            505                442
Specialty Transportation Services, Inc. up to 39.1% of Co.          Waste Hauler                             694              1,007
Chance Coach, Inc. (2) 43.7% of Co.                                 Bus Manufacturer                       4,041              4,919
The L.A. Studios, Inc. 17% of Co.                                   Audio Production                         902                820
Decorative Surfaces International, Inc. (2) 42.3% of Co.            Decorative Paper & Vinyl Mfg.          4,571              6,804
New Piper Aircraft, Inc. 4% of Co.                                  Aircraft Manufacturing                 2,231              2,528
Cycle Gear, Inc. 16.5% of Co.                                       Motor Cycle Accessories                  374                374
Confluence Holdings Corp. 18% of Co.                                Canoes & Kayaks                        1,319              1,319
Euro-Caribe, Inc. (2) 37% of Co.                                    Meat Processing                        1,110              1,162
ConStar International, Inc. 17.5% of Co.                            Electrical                             3,914              3,914
Lion Brewery, Inc. (2) 54% of Co.                                   Malt Beverages                           675                675
Auxi Health, Inc. 20% of Co.                                        Home Health Care                       2,599              2,599
Patriot Medical Technologies, Inc. 17% of Co.                       Repair Services                          410                410
Erie County Plastics Corporation 8.9% of Co.                        Molded Plastic Manufacturing           1,170              1,170
                                                                                                    ------------       ------------
     Subtotal                                                                                       $     25,517       $     28,884


                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                  JUNE 30, 1999
                                   (Unaudited)
                      (In thousands except per share data)


                                                                    Industry                                Cost         Fair Value
                                                                    --------                                ----         ----------
Common Stock and Membership Interests(1) - 1.56%
------------------------------------------------
Specialty Transportation Services, Inc. 9.1% of Co.                 Waste Hauler                    $        500       $        458
Chance Coach, Inc. (2) 18.3% of Co.                                 Bus Manufacturer                       1,896              2,337
Electrolux, LLC 2.5% of Co.                                         Vacuum Cleaner                           246                916
Confluence Holdings Corp. 0.7% of Co.                               Canoes & Kayaks                           45                 45
ConStar International, Inc. 2.8%                                    Electrical                               616                616
                                                                                                    ------------       ------------
     Subtotal                                                                                              3,303              4,372
                                                                                                    ------------       ------------
     Subtotal--non-publicly traded securities--76.60%                                                    210,037            214,810

Government Securities--21.40%
-----------------------------
FHLB Discount Note due 7/1/99                                                                             59,992             59,992
                                                                                                    ------------       ------------
     Total Investments                                                                                   270,029             27,802

Investment in Unconsolidated Operating Subsidiary--1.99%
--------------------------------------------------------
ACS Capital Investments Corporation(1)(2)--100% of Co.              Investment Banking                       403              5,570
                                                                                                    ------------       ------------
     Totals                                                                                         $    270,432       $    280,372
                                                                                                    ============       ============


(1) Non-income producing
(2) Affiliated company
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)
                      (In thousands except per share data)

                                                                    Industry                                Cost         Fair Value
                                                                    --------                                ----         ----------
Senior Debt--9.47%
------------------
Four S Baking Company (2)                                           Baking                          $      1,266       $      1,266
BIW Connector Systems, LLC.                                         Manufacturing                          3,404              3,404
Chance Coach, Inc. (2)                                              Bus Manufacturer                       1,286              1,286
JAG Industries, Inc. (2)                                            Manufacturing                          1,200              1,200
Confluence Holdings Corp.                                           Canoes & Kayaks                        9,675              9,675
Cycle Gear, Inc.                                                    Motor Cycle Accessories                  750                750
Euro-Caribe, Inc. (2)                                               Meat Processing                        7,181              7,181
                                                                                                    ------------       ------------
     Subtotal                                                                                             24,762             24,762

Subordinated Debt--41.37%
-------------------------
Four S Baking Company (2)                                           Baking                                 1,588              1,588
BIW Connector Systems, LLC.                                         Manufacturing                          6,710              6,710
Westwind Group Holdings, Inc.                                       Restaurant                             2,932              2,932
JAG Industries, Inc. (2)                                            Manufacturing                          2,335              2,335
Specialty Transportation Services, Inc. (2)                         Waste Hauler                           7,368              7,368
Chance Coach, Inc. (2)                                              Bus Manufacturer                       7,060              7,060
The L.A. Studios, Inc.                                              Audio Production                       2,393              2,393
Decorative Surfaces International, Inc. (2)                         Decorative Paper & Vinyl Mfg.         10,490             10,490
New Piper Aircraft, Inc.                                            Aircraft Manufacturing                17,858             17,858
Electrolux, LLC                                                     Vacuum Cleaner                         7,264              7,264
Cycle Gear, Inc.                                                    Motor Cycle Accessories                  633                633
Confluence Holdings Corp.                                           Canoes & Kayaks                        4,701              4,701
Euro-Caribe, Inc. (2)                                               Meat Processing                        8,905              8,905
Starcom Holdings, Inc.                                              Electrical                            12,839             12,839
Centennial Broadcasting, Inc.                                       Radio Stations                        15,040             15,040
                                                                                                    ------------       ------------
     Subtotal                                                                                            108,116            108,116

Convertible Preferred Stock--2.10%
----------------------------------
Four S Baking Company (2) 15% dividend convertible into
   10.89% of Co.                                                    Baking                                 2,756              2,756
Chance Coach, Inc. (2) 12% dividend convertible into 20% of Co.     Bus Manufacturer                       2,000              2,079
Decorative Surfaces International, Inc. (2) prime rate plus 4%
   dividend convertible into 2.9% of Co.                            Decorative Paper & Vinyl Mfg.            646                646
                                                                                                    ------------       ------------

     Subtotal                                                                                              5,402              5,481

Common Stock Warrants(1)--8.52%
-------------------------------
Four S Baking Company (2) 3.26% of Co.                              Baking                                   462                600
BIW Connector Systems, LLC 8% of LLC                                Manufacturing                            652                540
Westwind Group Holdings, Inc. 5% of Co.                             Restaurant                               350                421
JAG Industries, Inc. (2) 75% of Co.                                 Manufacturing                            505                465
Specialty Transportation Services, Inc. (2) Up to 39.1% of Co.      Waste Hauler                             694                784
Chance Coach, Inc. (2) 43.7% of Co.                                 Bus Manufacturer                       4,041              4,543
The L.A. Studios, Inc. 17% of Co.                                   Audio Production                         902                857
Decorative Surfaces International, Inc. (2) 42.3% of Co.            Decorative Paper & Vinyl Mfg.          4,571              5,596
New Piper Aircraft, Inc. 4% of Co.                                  Aircraft Manufacturing                 2,231              2,231
Cycle Gear, Inc. 16.5% of Co.                                       Motor Cycle Accessories                  374                374
Confluence Holdings Corp. 18% of Co.                                Canoes & Kayaks                        1,319              1,319
Euro-Caribe, Inc. (2) 37% of Co.                                    Meat Processing                        1,110              1,110
Starcom Holdings, Inc. 17.5% of Co.                                 Electrical                             3,171              3,171
                                                                                                    ------------       ------------
     Subtotal                                                                                             20,382             22,011

Common Stock and Member ship Interests(1) - 1.69%
-------------------------------------------------
Four-S Baking Company (2) 5.5% of Co.                               Baking                                   966              1,004
Specialty Transportation Services, Inc. (2) 9.1% of Co.             Waste Hauler                             500                784
Chance Coach, Inc. (2) 18.3% of Co.                                 Bus Manufacturer                       1,896              2,131
Electrolux, LLC 2.5% of Co.                                         Vacuum Cleaner                           246                246
ConStar International, Inc. 2.8%                                    Electrical                               500                500
                                                                                                    ------------       ------------
     Subtotal                                                                                              4,108              4,665
                                                                                                    ------------       ------------
     Subtotal--non-publicly traded securities--63.15%                                                    162,770            165,035

Government Securities--34.41%
-----------------------------
FHLB Discount Note due 1/4/99                                                                             89,948             89,948
                                                                                                    ------------       ------------
     Total Investments                                                                                   252,718            254,983

Investment in Unconsolidated Operating Subsidiary--2.44%
--------------------------------------------------------
ACS Capital Investments Corporation(1)(2)--100% of Co.              Investment Banking                       403              6,386
                                                                                                    ------------       ------------
     Totals                                                                                         $    253,121       $    261,369
                                                                                                    ============       ============


(1) Non-income producing
(2) Affiliated company
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                       Three Months        Three Months       Six Months         Six Months
                                                          Ended               Ended             Ended              Ended
                                                      June 30, 1999       June 30, 1998     June 30, 1999      June 30, 1998
                                                      -------------       -------------     -------------      -------------

Operating income:

Interest and dividend income                            $   6,490          $      3,161     $      12,344       $     5,841
Loan fees                                                     665                   523             1,331             1,135
                                                        ---------          ------------     -------------       -----------
Total operating income                                      7,155                 3,684            13,675             6,976

Operating expenses:

Salaries and benefits                                         188                   208               498               378
General, administrative and other                             385                   164               654               437
Interest                                                    1,077                    --             1,896                --
                                                        ---------          ------------     -------------       -----------
Total operating expenses                                    1,650                   372             3,048               815

Operating income before equity in (loss)
    earnings of unconsolidated operating
    subsidiary                                              5,505                 3,312            10,627             6,161
Equity in (loss) earnings of unconsolidated
    operating subsidiary                                     (421)                  111              (816)              212
                                                        ---------          ------------     -------------       -----------
Net operating income                                        5,084                 3,423             9,811             6,373
Net realized gain on investments                              551                    --               867                --
Increase (decrease) in unrealized appreciation
    of investments                                            526                    (8)            2,507                20
                                                        ---------          ------------     -------------       -----------
Net increase in shareholders' equity resulting
    from operations                                     $   6,161          $      3,415     $      13,185       $     6,393
                                                        =========          ============     =============       ===========

Net operating income per share:
                                    Basic               $    0.46          $       0.31     $        0.88       $      0.58
                                    Diluted             $    0.44          $       0.29     $        0.85       $      0.55

Net increase in shareholders' equity resulting
    from operations per common share:
                                    Basic               $    0.55          $       0.31     $        1.19       $      0.58
                                    Diluted             $    0.53          $       0.29     $        1.15       $      0.55

Weighted average shares of          Basic                  11,131                11,069            11,102            11,069
    Common stock outstanding        Diluted                11,666                11,689            11,498            11,585

Dividends declared per share                            $    0.43          $       0.29     $        0.84       $      0.54



See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                      (In thousands except per share data)


                                                                           Notes
                                                           Capital in    Receivable    Undistributed    Unrealized         Total
                                        Common Stock       Excess of    From Sale of   Net Realized    Appreciation    Shareholders'
                                     Shares     Amount     Par Value    Common Stock     Earnings     of Investments      Equity
                                     ------     ------     ----------   ------------   -------------  --------------   -------------

Balance at December 31, 1997           11,069  $     111  $  144,940    $       --     $      (55)     $     5,656     $   150,652

  Net increase in shareholders'
     equity resulting from                 --         --          --            --          6,373               20           6,393
     operations
  Distributions                            --         --          --            --         (5,978)              --          (5,978)
                                    ---------  ---------  ----------    ----------     ----------      -----------     -----------

Balance at June 30, 1998               11,069  $     111  $  144,940    $       --     $      340      $     5,676     $   151,067
                                    =========  =========  ==========    ==========     ==========      ===========     ===========


Balance at December 31, 1998           11,081  $     111  $  145,245    $     (300)    $     (116)     $     7,783     $   152,723

  Issuance of common stock under
     the 1997 Stock Option Plan           851          9      12,698            --             --               --          12,707
  Issue of common stock under the
     Dividend Reinvestment Plan            20         --         339            --             --               --             339
  Issuance of restricted stock             10         --         166            --             --               --             166
  Issuance of notes receivable
     from sale of common stock             --         --          --       (13,611)            --               --         (13,611)
  Net increase in shareholders'
     equity resulting from                 --         --          --            --         10,678            2,507          13,185
     operations
  Distributions                            --         --          --            --         (9,706)              --          (9,706)
                                    ---------  ---------  ----------    ----------     ----------      -----------     -----------

Balance at June 30, 1999               11,962  $     120  $  158,448    $  (13,911)    $      856      $    10,290     $   155,803
                                    =========  =========  ==========    ==========     ==========      ===========     ===========


See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands except per share data)


                                                                                              Six Months      Six Months
                                                                                                Ended           Ended
                                                                                               June 30,        June 30,
                                                                                                 1999            1998
                                                                                             -----------      ----------
Operating activities
    Net increase in shareholders' equity resulting from operations                           $    13,185      $    6,393
       Adjustments to reconcile net increase in shareholders' equity resulting from operations to net cash provided by operating activities:
          Unrealized appreciation of investments                                                  (2,507)            (20)
          Net realized gain on investments                                                          (867)             --
          Net amortization of securities                                                              --          (1,347)
          Accretion of loan discounts                                                               (908)           (293)
          Amortization of deferred finance costs                                                     280              --
          Increase in interest receivable                                                           (768)            (42)
          Increase in accrued payment-in-kind dividend and interest                               (1,150)             --
          (Increase) decrease in due from unconsolidated subsidiary                                 (980)          1,073
          Increase in other assets                                                                (1,134)            (83)
          Increase in accounts payable and accrued liabilities                                     1,674              81
          Equity in loss (earnings) of unconsolidated operating subsidiary                           816            (212)
                                                                                             -----------      ----------

Net cash provided by operating activities                                                          7,641           5,550
Investing activities
       Proceeds from sale or maturity of investments                                              22,519          84,080
       Principal repayments                                                                       14,592             713
       Purchase of investments                                                                   (65,554)       (68,810)
       Purchase of securities                                                                    (12,900)       (47,412)
                                                                                             ------------     ----------

Net cash used in investing activities                                                            (41,343)        (31,429)
Financing activities

       Drawings on revolving credit facilities, net                                               53,900          24,712
       Increase in deferred financing costs                                                       (1,701)             --
       Issuance of common stock                                                                       --              --
       Distributions paid                                                                        (10,928)         (5,978)
                                                                                             ------------     ----------

Net cash provided by  financing activities                                                        41,271          18,734
                                                                                             -----------      ----------

Net increase (decrease) in cash and cash equivalents                                               7,569          (7,145)
Cash and cash equivalents at beginning of period                                                   6,149           8,862
                                                                                             -----------      ----------

Cash and cash equivalents at end of period                                                   $    13,718      $    1,717
                                                                                             ===========      ==========

Non-cash financing activities:
------------------------------
       Notes receivable issued in exchange for common stock                                  $    13,611      $       --
       Net repayment of margin borrowings through sale of securities                              26,956              --



See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)
                      (In thousands except per share data)


                                                                    Six Months Ended          Six Months Ended
                                                                      June 30, 1999            June 30, 1998
                                                                      -------------            -------------
Per Share Data(1)
Net asset value at beginning of the period                            $       13.80           $        13.61
Net operating income                                                           0.88                     0.58
Increase in unrealized appreciation on investments                             0.31                       --
                                                                       ------------            -------------
Net increase in shareholders' equity from operations                  $        1.19           $         0.58
Distribution of net investment income                                          0.84                     0.54
Effect of Dilution from exercise of stock options                              0.35                       --
                                                                       ------------            -------------
Net asset value at end of period (2)                                  $       13.80           $        13.65

Per share market value at beginning of period                         $      17.250           $       18.125
Per share market value at end of period                               $      18.250           $       22.875
Total return (3)                                                              10.67%                   29.19%
Shares outstanding at end of period                                          11,962                   11,069

Ratio/Supplemental Data
Net assets at end of period                                           $     155,803           $      151,067
Ratio of operating expenses to average net assets                              1.98%                    0.54%
Ratio of net operating income to average net assets                            6.36%                    4.22%



(1) Basic per share data.
(2) Does not include contingently issuable shares.
(3) Amounts were not annualized for the results of the three month periods ended June 30, 1999 and 1998.

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

         Condensed financial information for CIC is as follows:

                                                                     June 30, 1999          December 31, 1998
                                                                     -------------          -----------------
Assets
     Investments in portfolio companies, at fair value              $       10,178            $      10,837
     Other assets, net                                                       1,670                    1,359
                                                                    --------------            -------------
Total assets                                                        $       11,848            $      12,196
                                                                    ==============            =============

Liabilities and Shareholder's Equity
     Deferred income taxes                                          $        2,420            $       2,921
     Due to parent                                                           1,760                      778
     Other liabilities                                                       2,098                    2,111
     Shareholder's equity                                                    5,570                    6,386
                                                                    --------------            -------------
Total liabilities and shareholder's equity                          $       11,848            $      12,196
                                                                    ==============            =============

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)


                                                Three Months      Three Months       Six Months         Six Months
                                                   Ended             Ended              Ended             Ended
                                               June 30, 1999     June 30, 1998      June 30, 1999     June 30, 1998
                                               -------------     -------------      -------------     -------------

Operating income                               $        580    $       2,102       $      2,015       $       3,880
Operating expense                                     1,781            1,917              3,825               3,462
                                               ------------    -------------       ------------       -------------
Net operating (loss) income                          (1,201)             185             (1,810)                418
Realized gains on investments                            --               --                925                  --
Increase (decrease) in unrealized
   appreciation of investments                          522              (33)              (432)               (129)
Other income (expense)                                  258              (41)               501                 (77)
                                               ------------    -------------       ------------       -------------

Net (loss) income                              $       (421)   $         111       $       (816)      $         212
                                               ============    =============       ============       =============


Note 4.  Notes Payable

         During June 1999, the Company borrowed $53,992 secured by government agency securities with a fair value of $59,992. The interest rate on the Note was 6.25% and the note was fully repaid on July 1, 1999.

         During June 1999, the Company borrowed $6 million from a corporation. Interest is accrued and paid monthly at 10.0%. The note was fully repaid on July 29, 1999.

         As of March 31, 1999, the Company closed a maximum $100,000 debt funding facility; as of June 30, 1999, the facility was increased to a maximum of $125,000. In connection with the closing, the Company established ACS Funding Trust I (the "Trust"), an affiliated business trust and initially contributed or sold to the Trust approximately $157,000 in loans. Through June 30, 1999 the Company had sold or contributed an additional $37,000 in loans to the Trust. Subject to certain conditions precedent, the Company will remain servicer of the loans. Simultaneously with the initial contribution, the Trust entered into a loan agreement with First Union Capital Markets Corp., as deal agent, and certain other parties providing for loans in an amount up to 50% of the eligible balance of loans contributed, subject to certain concentration limits. The term of the facility is two years and interest on borrowings will be charged at LIBOR plus 2.50%. The full amount of principal is due at the end of the term and interest is payable monthly. The transfer of assets to the Trust and the related borrowings by the Trust have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of June 30, 1999, the Company has $82,900 of borrowings outstanding under this facility.

         Due to the short term of the borrowings, the fair value of the notes payable approximates cost.

Note 5.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 1999 and the three and six months ended June 30, 1998.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)


                                               Three Months         Three Months          Six Months           Six Months
                                                  Ended                Ended                 Ended                Ended
                                              June 30, 1999        June 30, 1998        June 30, 1999        June 30, 1998
                                              -------------        -------------        -------------        -------------
Numerator for basic and diluted net
       increase in shareholders'
       equity resulting from
       operations                             $      6,161         $      3,415         $     13,185         $      6,393

Denominator for basic-weighted
average shares                                      11,131               11,069               11,102               11,069

Employee stock options                                 451                  464                  327                  386
Warrants                                                84                  156                   69                  130
                                              ------------         ------------         ------------         ------------

Dilutive potential shares                              535                  620                  396                  516
Denominator for diluted                             11,666               11,689               11,498               11,585
                                              ------------         ------------         ------------         ------------

Basic earnings per share                      $       0.55         $       0.31         $       1.19         $       0.58
Diluted earnings per share                    $       0.53         $       0.29         $       1.15         $       0.55


Note 6.  Realized Gain on Investments

         During March, 1999, the Company sold its investment in Four S Baking Company ("Four S"). The Company's investment included senior debt, subordinated debt, preferred stock, common stock and common stock warrants. The Company received $7.2 million in total proceeds from the sale and recognized a net realized gain of $316. The realized gain was comprised of a $331 realization of unamortized loan discounts on the subordinated debt and a net loss of $15 on the common stock and warrants. In addition, the Company earned prepayment fees of $87 from the early repayment of the senior and subordinated debt. In conjunction with the sale, the Company also recorded $177 of unrealized depreciation to reverse previously recorded unrealized appreciation.

         During June, 1999, the Company received a prepayment of subordinated debt from Specialty Transportation Services, Inc. ("STS") in the amount of $7,500. In conjunction with the repayment, the Company received prepayment fees of $225 and recognized a realized gain of $551 from the realization of unamortized original issue discount. At June 30, 1999, the Company's subordinated debt investment in STS was $455.

Note 7.  Interest Rate Risk Management

         The Company enters into interest rate swap agreements with major banks as part of its strategy to manage interest rate risks, to match fund its assets and liabilities, and to fulfill its obligation under the terms of its credit facility. The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes. During the quarter ended June 30, 1999, the Company entered into three interest rate basis swap agreements with an aggregate notional amount of $37,275. Pursuant to these swap agreements, the Company pays a variable rate equal to the prime lending rate (7.75% at June 30, 1999) and receives a weighted average rate of the 30-day LIBOR (4.94% at June 30, 1999) plus 2.70%. The swaps have a remaining weighted average maturity of approximately five years.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

Note 8.  Related Party Transactions

         The Company has provided loans to employees for the exercise of options under the 1997 Stock Option Plan. The loans require the current payment of interest at the applicable federal interest rate in effect at the date of issue, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders' equity. The loans are full recourse notes due upon termination of employment and the stock purchased with the proceeds of the loan is posted as collateral. During the six months ended June 30, 1999, the Company issued $13,611 in loans to employees for the exercise of options. The Company recognized interest income from these loans of $49 during the three months ended June 30, 1999.

         In addition to the above issued notes, the Company entered into agreements to purchase split dollar life insurance for three officers. The aggregate cost of these policies will be $2,638. The cost to the Company will generally be amortized over a period equal to the shorter of ten years and as long as each executive officer continues employment. During the period the loans are outstanding, the Company will have a collateral interest in the cash value and death benefit of these policies as security for the loans. Additionally, as long as the policy premium is not fully amortized, the Company will have a collateral interest in such items generally equal to the unamortized cost of the policies. In the event of an individual's termination of employment with the Company prior to the end of such ten year period, or, his election not to be bound by non compete agreements, such individual must reimburse the company the unamortized cost of his policy. In the event that such policies cannot be obtained, the Company will make cash payments, over a ten-year period, to the individuals in the same amount as would have been expended on the insurance policies. Such payments will only be made in the event of continued employment. In the event that the individual terminates employment with the Company, or elects not to be bound by non compete agreements, payments will no longer be made.

Note 9.  Subsequent Events

         On August 11, 1999, the Company issued 5,000 shares of common stock for an aggregate purchase price of $85,000 and granted the underwriters the option to purchase up to 750 additional shares of common stock within thirty days for an aggregate purchase price of $12,750. The net proceeds from the sale of the 5,000 shares of common stock, after deducting expenses and underwriting discounts and commissions, are approximately $80,000. Subsequent to the common stock issuance, the Company used $80,000 of the proceeds to repay outstanding borrowings under its revolving credit facilities.

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

Overview

         The Company's primary business is investing in and lending to privately-owned businesses through investments in senior debt, subordinated debt with detachable common stock warrants, preferred stock, and common stock. The total portfolio value of investments in non-publicly traded securities was $214,810 and $165,035 at June 30, 1999 and December 31, 1998, respectively. During the three months ended June 30, 1999 (the "Second Quarter 1999"), the Company originated investments totaling $37,017 and advanced $525 previously committed under working capital facilities. During the six months ended June 30, 1999 (the "1999 YTD Period"), the Company originated investments totaling $62,879 and advanced $2,675 previously committed under working capital facilities. During the 1999 YTD Period, the Company also received repayments of loans of $14,700 and, in conjunction with the sale of one portfolio company, the Company sold warrants of $600, common stock of $1,000, preferred stock of $2,900, and received repayment of senior and subordinated debt of $2,800. As a result, the total portfolio increased by 30% from December 31, 1998 to June 30, 1999. The weighted average effective interest rate on the investment portfolio was 13.2% and 13.0%, respectively, at June 30, 1999 and December 31, 1998. A summary of the composition of the Company's portfolio of non-publicly traded securities at June 30, 1999 and December 31, 1998 is shown in the following table:

                                           June 30, 1999      December 31, 1998
                                           -------------      -----------------

Senior debt                                      18.9%                 15.0%
Subordinated debt                                64.2%                 65.5%
Convertible preferred stock                       1.4%                  3.3%
Common stock warrants                            13.4%                 13.5%
Common stock                                      2.0%                  2.7%


         The Company expects its portfolio composition for the remainder of 1999 to be similar to its portfolio composition at June 30, 1999 and at December 31, 1998. The Company will continue to heavily weight its portfolio composition toward investments in subordinated debt with detachable warrants.

         The following table shows the portfolio composition by industry grouping:

                                           June 30, 1999      December 31, 1998
                                           -------------      -----------------

Manufacturing                                    64.0%                 66.1%
Health Care                                       5.9%                  --
Media                                             7.4%                  9.1%
Construction                                     10.9%                 10.0%
Wholesale & Retail                                2.3%                  7.4%
Transportation                                    0.9%                  5.4%
Service                                           8.6%                  2.0%


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

         The operating results for the three and six months ended June 30, 1999 and June 30, 1998 are as follows:


                                        Three Months         Three Months       Six Months          Six Months
                                            Ended                Ended             Ended               Ended
                                        June 30, 1999        June 30, 1998     June 30, 1999       June 30, 1998
                                        -------------        -------------     -------------       -------------

Operating income                        $       7,155       $       3,684      $       13,675        $      6,976
Operating expenses                              1,650                 372               3,048                 815
Equity in (loss) earnings of
   unconsolidated operating
   subsidiary                                    (421)                111                (816)                212
                                        -------------       -------------      --------------        ------------

Net operating income                            5,084               3,423               9,811               6,373
Net realized gain on investments
                                                  551                  --                 867                  --
Increase (decrease) in unrealized
   appreciation of investments
                                                  526                  (8)              2,507                  20
                                        -------------       -------------      --------------        ------------

Net increase in shareholders'
   equity resulting from
   operations                           $       6,161       $       3,415      $       13,185        $      6,393
                                        =============       =============      ==============        ============



         Total operating income for the Second Quarter 1999 and the 1999 YTD Period increased 3,471, or 94%, and $6,699, or 96%, respectively, compared to the three and six months ended June 30, 1998 (the "Second Quarter 1998" and the "1998 YTD Period"). The increase in operating income is a result of the Company closing 19 investments in private companies totaling $140 million between June 30, 1998 and June 30, 1999. For the Second Quarter 1999, operating income consisted of $665 in loan fees, $6,323 in interest and dividends on non-publicly traded securities and $167 in interest on government agency securities, bank deposits, repurchase agreements and shareholder loans; for the Second Quarter 1998, operating income consisted of $523 in loan fees, $2,163 in interest and dividends on non-publicly traded securities and $998 in interest on government agency securities, bank deposits and repurchase agreements. The Second Quarter 1999 loan fees include $225 in prepayment fees collected as a result of the repayment of $7.5 million in subordinated debt. For the 1999 YTD Period, operating income consisted of $1,331 in loan fees, $12,136 in interest and dividends on non-publicly traded securities and $208 in interest on government agency securities, bank deposits repurchase agreements and shareholder loans; for the 1998 YTD Period, operating income consisted of $1,135 in loan fees, $3,370 in interest and dividends on non-publicly traded securities and $2,471 in interest on government agency securities, bank deposits and repurchase agreements. As the Company increases its investment portfolio of non-publicly traded securities, the interest and dividends the Company realizes on these securities will also increase.

         Operating expenses for the Second Quarter 1999 increased $1,278, or 344%, over the same period in 1998. For the 1999 YTD Period, operating expenses increased $2,233, or 274% over the six months ended June 30, 1999. The increase for both periods is primarily due to the increase in interest expense from $0 in the Second Quarter 1998 and the 1998 YTD Period to $1,077 and $1,896 for the three and six months ended June 30, 1999, respectively. The increase in interest expense resulted from the Company's $88.9 million in borrowings under credit facilities between June 30, 1998 and June 30, 1999. The weighted average interest rate on borrowings at June 30, 1999 was 7.1%. In addition operating expenses also increased for the 1999 YTD Period due to the increase in salaries and benefits from $378 for the six months ended June 30, 1998 to $498 in 1999. The Company had 34 and 23 employees at June 30, 1999 and 1998, respectively. The increase in salary and benefit expense is directly attributable to the increase in the number of employees. The Company intends to continue to hire new professionals in 1999 to support anticipated portfolio growth.

         Equity in (loss) earnings of unconsolidated operating subsidiary, which represents CIC's results, decreased from a gain of $111 for Second Quarter 1998 to a loss of $(421) for Second Quarter 1999. For the six months ended June 30, 1999, equity in (loss) earnings of unconsolidated operating subsidiary decreased $1,028 from the 1998 YTD Period. For the three months ended June 30, 1999, CIC's results included $580 of operating income, $1,781 of operating expenses, $522 of unrealized appreciation of investments, and $258 in other income. For the three months ended June 30, 1998, CIC's results included $2,102 of operating income, $1,917 of operating expenses, $33 of unrealized depreciation of investments, and $41 of other expenses. For the 1999 YTD Period, CIC's results included $2,015 of operating income, $3,825 of operating expenses, $925 of realized gains, $432 of unrealized depreciation of investments, and $501 of other income. The realized gain was a result of the sale of CIC's common stock investment in Four S Baking Company and the unrealized depreciation was due to the reversal of previously recorded unrealized appreciation of CIC's Four S Baking Company investment. For the six months ended June 30, 1998, CIC recorded $3,880 in operating income, $3,462 in operating expenses, $129 in unrealized depreciation of investments, and $77 of other expenses. The decrease in CIC's earnings for both the Second Quarter 1999 and the 1999 YTD Period was primarily attributable to the lower investment banking fees generated during the Second Quarter 1999, which resulted in a decrease in operating income of $1,522 and $1,865, respectively, for the three and six month period ended June 30, 1999.

         During the Second Quarter 1999, the Company recorded a realized gain of $551 from the prepayment of $7.5 million of subordinated debt by STS. In addition to this gain, for the six months ended June 30, 1999, the Company recognized a realized gain of $316 on the sale of its investment of Four S. Total proceeds from the sale of the Four S securities, which included senior debt, subordinated debt, preferred stock, common stock warrants, and common stock, were $7.2 million. The realized gains for the STS and Four S transactions were comprised of the realization of unamortized loan discounts.

         The increase in unrealized appreciation of investments is based on portfolio asset valuations determined by the Company's Board of Directors. The increase in unrealized appreciation of investments for the Second Quarter 1999 increased $534 over the Second Quarter 1998. The increase for Second Quarter 1999 was comprised of valuation increases of $599 at four portfolio companies and valuation decreases of $734 at four portfolio companies. The increase in unrealized appreciation for the 1999 YTD Period increased $2,487 due to valuation increases of $3,014 at five portfolio companies and valuation decreases of $383 at five portfolio companies.

Financial Condition, Liquidity, and Capital Resources

         At June 30, 1999, the Company had $13,718 in cash and cash equivalents and $59,992 in investments in Federal agency securities. In addition, the Company had outstanding debt secured by assets of the Company of $82,900 in borrowings under credit facilities and $59,992 in short term notes payable. During 1998, the Company's primary source of funding was the proceeds received in connection with its IPO. The Company completed investing the proceeds of its IPO during 1998 and began funding its investments with proceeds from a line of credit and short term borrowings. On August 11, 1999, the Company completed a secondary public equity offering and received net proceeds of approximately $80 million in exchange for 5,000 common shares. The Company has used proceeds from the offering to pay down $80 million of outstanding borrowings under credit facilities.

         As of March 31, 1999, the Company closed a maximum $100,000 debt funding facility; this facility was increased to a $125,000 as of June 30, 1999. In connection with the closing, the Company established ACS Funding Trust I (the "Trust"), an affiliated business trust and initially contributed or sold to the Trust approximately $157,000 in loans. The Company has subsequently sold or contributed to the Trust an additional $37,000 in loans. Subject to certain conditions precedent, the Company will remain servicer of the loans. Simultaneously with the initial contribution, the Trust entered into a loan agreement with First Union Capital Markets Corp., as deal agent, and certain other parties providing for loans in an amount up to 50% of the eligible balance of loans contributed, subject to certain concentration limits. The term of the facility is two years and interest on borrowings will be charged at LIBOR plus 2.50%. The full amount of principal is due at the end of the term and interest is payable monthly. The Company has used borrowings under this facility to repay debt and to make investments in the debt and equity securities of middle market companies; the Company intends to continue to use this facility in this fashion. In order to manage interest rate risk associated with the floating rate borrowings, the Company has entered into interest rate swap agreements. The Company uses interest rate swap agreements for non-trading and non-speculative purposes only.

         As a RIC, the Company is required to distribute annually 90% or more of its net operating income and net realized short-term capital gains to shareholders. In addition to the above noted equity offering and borrowings, the Company anticipates having to issue additional debt or equity to expand its investments in middle market companies. The terms of the future debt and equity issuances can not be determined and there can be no assurances that the debt or equity markets will be available to the Company on terms it deems favorable.

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

         To monitor and manage the investment portfolio risk, management tracks the weighted average portfolio grade. The weighted average loan grade was 3.1 and 3.2 at June 30, 1999 and December 31, 1998, respectively. In addition, all of the Company's outstanding loans are performing and paying as agreed as of June 30, 1999. At June 30, 1999, the Company's loan portfolio was graded as follows:

                                                            Percentage of Total
                       Grade        Investments at Value         Portfolio
                       -----        --------------------         ---------
                         4              $      13,989                8.0%
                         3                    161,088               91.8%
                         2                        455                0.2%
                         1                         --                 --
                                        -------------              -----
                                              175,532              100.0%

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

         All of the software used by the Company in its information technology systems is provided by outside vendors. The Company has taken an inventory of all of its information technology systems and is in the process of obtaining Year 2000 compliance designation from the vendors and internally conducting compliance testing. Based on its assessment of its information technology systems, management has identified the general ledger software package as the significant system that is Year 2000 non-compliant. As such, the Company will replace its accounting software with a new, Year 2000 compliant software package. The new accounting software and all necessary modifications to other information technology systems will be completed by October, 1999.

         The Company is also evaluating the Year 2000 compliance of its non-information technology systems, consisting of office equipment other than computers and communications equipment. The Company has contacted the office equipment vendors to obtain Year 2000 compliance designation. The Company has completed the remediation, testing and implementation of these non-information technology systems.

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

         The Company is also evaluating the Year 2000 readiness of its portfolio companies. Beginning in the summer of 1998, the Company has required that each portfolio company expressly warrant in its loan agreement that it is or will be Year 2000 compliant prior to December 31, 1999. The Company has also submitted questionnaires to all of its portfolio companies to determine their exposure to the Year 2000 problem and the adequacy of their plans to address the issues. Over 95% of the portfolio companies have responded to the questionnaire. Based on the correspondence received from the portfolio companies, management believes that over 80% of its portfolio companies have either no material exposure to the Year 2000 issue or are adequately carrying out their plans to address their exposure. The Company has either not received complete questionnaires from the remaining portfolio companies or has requested that the portfolio companies improve the scope and detail of their responses. The Company intends to follow up with the portfolio companies to ensure that they have executed their compliance plan by October, 1999.

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

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 6, 1999, the Company held its Annual Meeting of Stockholders. Three matters were submitted to the stockholders for consideration:

         1. Election of three Directors;
         2. Proposal to approve an amendment to the Company's Second Amended and Restated Certificate of Incorporation increasing the number of authorized common shares of the Company;
         3. Ratification of the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1999.

         The results of the shares voted with regard to each of these matters is as follows:

         1. Election of Three Directors:

            Director               For             Against         Withheld
            --------               ---             -------         --------

            Adam Blumenthal       8,839,271           66,487           --
            Neil M. Hahl          8,828,668           77,090           --
            Stan Lundine          8,827,168           78,590           --

            Continuing Directors whose terms did not expire at the annual meeting were as follows: Robert L. Allbritton, David Gladstone, Philip R. Harper, Alvin N. Puryear, Stephen P. Walko, and Malon Wilkus.

         2. Proposal to approve an amendment to the Company's Second Amended and Restated Certificate of Incorporation increasing the number of authorized common shares of the Company:

                    For           Against       Abstained      Broker Non-Votes
                    ---           -------       ---------      ----------------
                 6,442,145       2,419,879       43,733               --

         3. Ratification of the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1999:

                    For           Against       Abstained      Broker Non-Votes
                    ---           -------       ---------      ----------------
                 8,826,714        51,569         27,475               --

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits.


     * 3.1. Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Amendment No. 1 to the Form N-2 filed by the Company, filed on August 12, 1997 (Commission File No. 333-29943).

     * 3.2. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to the Form N-2 filed by the Company, filed on August 12, 1997 (Commission File No. 333-29943).

     * 4.1. Instruments defining the rights of holders of securities: See
Article IV of the Company's Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Amendment No. 1 to the Form N-2 filed by the Company, filed on August 12, 1997 (Commission File No. 333-29943).

     * 4.2. Instruments defining the rights of holders of securities: See
Section I of the Company's Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to the Form N-2 filed by the Company, filed on August 12, 1997 (Commission File No. 333-29943).

     23.1. Consent of Arnold & Porter incorporated herein by reference to
Exhibit 23.1 of the Post-Effective Amendment No. 1 to the Form N-2 filed by the Company on August 6, 1999 (Commission File No. 333-79377).

     23.2. Consent of Ernst & Young LLP incorporated herein by reference to
Exhibit 23.2 of the Post-Effective Amendment No. 1 to the Form N-2 filed by the Company on August 6, 1999 (Commission File No. 333-79377).

     24. Power of Attorney, dated as of July 29, 1999, incorporated herein by reference to Exhibit 24 of Post-Effective Amendment No. 1 to the Form N-2 filed by the Company on August 6, 1999 (Commission File No. 333-79377).
------------------
* Previously filed.


Exhibit
Number     Description
-------    -----------
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

                        AMERICAN CAPITAL STRATEGIES, LTD.

                                        By:        /s/ John R. Erickson
                                            -----------------------------------
                                                     John R. Erickson
                                                    Vice President and
                                                  Chief Financial Officer
Date:    August 13, 1999