Form 10-Q
period 1999-09-30
AMERICAN CAPITAL STRATEGIES LTD
filed 1999-11-15
CIK 817473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1999.

          / / Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        Commission File Number: 814-00149

                        AMERICAN CAPITAL STRATEGIES, LTD.

             (Exact name of registrant as specified in its charter)


           Delaware                                       52-145-1377
-------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                       2 Bethesda Metro Center, 14th Floor
                            Bethesda, Maryland 20814

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of November 10, 1999 was 18,223,789.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of September 30, 1999 and December 31, 1998.................................1
         Schedules of Investments as of September 30, 1999 and December 31, 1998.......................2
         Statements of Operations for the three and nine months ended
                  September 30, 1999 and 1998..........................................................5
         Statement of Shareholders' Equity for the nine months ended
                  September 30, 1999 and 1998..........................................................6
         Statements of Cash Flows for the nine months ended
                  September 30, 1999 and 1998..........................................................7
         Financial Highlights for the nine months ended
                  September 30, 1999 and 1998..........................................................8
         Notes to Financial Statements.................................................................9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

         Overview......................................................................................13
         Results of Operations.........................................................................14
         Financial Condition, Liquidity and Capital Resources..........................................16
         Portfolio Credit Quality......................................................................17
         Impact of the Year 2000.......................................................................17

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................................19
Item 2.     Changes in Securities......................................................................19
Item 3.     Defaults upon Senior Securities............................................................19
Item 4.     Submission of Matters to a Vote of Security Holders........................................19
Item 5.     Other Information..........................................................................19
Item 6.     Exhibits and Reports on Form 8-K...........................................................19

Signature..............................................................................................20

PART I.  FINANCIAL INFORMATION

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                 BALANCE SHEETS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                September 30,       December 31,
                                                                                    1999                1998
                                                                                -------------       ------------
Assets

Investments at fair value (cost of $256,577  and $252,718, respectively)          $ 264,921           $ 254,983
Cash and cash equivalents                                                            45,186               6,149
Investment in unconsolidated operating subsidiary                                     5,233               6,386
Due from unconsolidated operating subsidiary                                          2,345                 778
Interest receivable                                                                   3,082               1,561

Notes Receivable from employees                                                       1,269                  --
Other                                                                                 4,198                 162
                                                                                  ---------           ---------

Total assets                                                                      $ 326,234           $ 270,019
                                                                                  =========           =========


Liabilities and Shareholders' Equity

Accounts payable and accrued liabilities                                          $     255           $     126
Accrued dividends payable                                                             7,572               1,222
Notes payable                                                                            --              85,948
Revolving credit facility                                                            69,840              30,000
                                                                                  ---------           ---------

Total liabilities                                                                    77,667             117,296

Shareholders' equity:

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized,
   0 issued and outstanding                                                              --                  --
Common stock, $.01 par value, 70,000 shares authorized, and 18,215 and
   11,081 issued and outstanding, respectively                                          182                 111
Capital in excess of par value                                                      257,331             145,245
Notes receivable from sale of common stock                                          (22,746)               (300)
Undistributed (distributions in excess of) net realized earnings                        (60)               (116)
Unrealized appreciation of investments                                               13,860               7,783
                                                                                  ---------           ---------

Total shareholders' equity                                                          248,567             152,723
                                                                                  ---------           ---------

Total liabilities and shareholders' equity                                        $ 326,234           $ 270,019
                                                                                  =========           =========

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)
                      (In thousands except per share data)

                                                                         Industry                             Cost       Fair Value
                                                                         --------                             ----       ----------
Senior Debt--12.08%
-------------------
BIW Connector Systems, LLC                                               Manufacturing                      $   3,404    $   3,404
Chance Coach, Inc. (2)                                                   Bus Manufacturer                       1,125        1,125
JAG Industries, Inc. (2)                                                 Manufacturing                          1,200        1,200
Cycle Gear, Inc.                                                         Motor Cycle Accessories                  750          750
Euro-Caribe, Inc. (2)                                                    Meat Processing                        6,705        6,705
Patriot Medical Technologies, Inc. (2)                                   Repair Services                        3,250        3,250
Tube City Olympic of Ohio, Inc.                                          Mill Services                          9,700        9,700
MBT International Inc.                                                   Musical Instrument Distributor         4,500        4,500
Caswell-Massey Holdings Corp.                                            Toiletries                             2,000        2,000
                                                                                                            ---------    ---------
     Subtotal                                                                                                  32,634       32,634

Subordinated Debt--66.25%
-------------------------
BIW Connector Systems, LLC.                                              Manufacturing                          6,799        6,799
Westwind Group Holdings, Inc.                                            Restaurant                             2,970        2,970
JAG Industries, Inc. (2)                                                 Manufacturing                          2,371        2,371
Specialty Transportation Services, Inc.                                  Waste Hauler                             462          462
Chance Coach, Inc. (2)                                                   Bus Manufacturer                       7,389        7,389
The L.A. Studios, Inc.                                                   Audio Production                       2,448        2,448
Decorative Surfaces International, Inc. (2)                              Decorative Paper & Vinyl Mfg.          5,574        5,574
New Piper Aircraft, Inc.                                                 Aircraft Manufacturing                17,979       17,979
Electrolux, LLC                                                          Vacuum Cleaner                         7,726        7,726
Cycle Gear, Inc.                                                         Motor Cycle Accessories                2,254        2,254
Confluence Holdings Corp.                                                Canoes & Kayaks                        8,783        8,783
Euro-Caribe, Inc. (2)                                                    Meat Processing                        8,954        8,954
ConStar International, Inc.                                              Electrical                            18,867       18,867
Centennial Broadcasting, Inc.                                            Radio Stations                        16,465       16,465
Lion Brewery, Inc. (2)                                                   Malt Beverages                         5,967        5,967
Auxi-Health, Inc.                                                        Home Health Care                      10,110       10,110
Patriot Medical Technologies, Inc. (2)                                   Repair Services                        2,483        2,483
Tube City, Inc.               .                                          Mill Services                          5,924        5,924
Erie County Plastics Corporation                                         Molded Plastic Manufacturing           8,844        8,844
Aeriform Corporation                                                     Packaged Industrial Gas                7,637        7,637
MBT International, Inc. (2)                                              Musical Instrument Distributor         6,764        6,764
Dixie Trucking Company, Inc. (2)                                         Overnight Shorthaul Delivery           4,060        4,060
Caswell-Massey Holdings Corp.                                            Toiletries                             1,664        1,664
Transcore Holdings, Inc. (2)                                             Transportation Services                5,387        5,387
The Inca Group (2)                                                       Manufacturing                         11,097       11,097
                                                                                                            ---------    ---------
     Subtotal                                                                                                 178,978      178,978

Convertible Preferred Stock--2.58%
----------------------------------
Chance Coach, Inc. (2) 12% dividend convertible into 20% of Co.          Bus Manufacturer                       2,000        2,687
Decorative Surfaces International, Inc. (2) prime rate
   plus 4% dividend convertible into 2.9% of Co.                         Decorative Paper & Vinyl Mfg.            727          727
Patriot Medical Technologies, Inc. (2) 8% dividend convertible
   into 16.9% of Co.                                                     Repair Services                        1,000        1,000
MBT International, Inc. (2) convertible into 53.1% of Co.                Musical Instrument Distributor         2,250        2,250
Transcore Holdings, Inc. (2) 8% dividend convertible
   into 1.24% of Co.                                                     Transportation Service                   300          300
                                                                                                            ---------    ---------
     Subtotal                                                                                                   6,277        6,964

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)
                      (In thousands except per share data)

                                                                         Industry                             Cost       Fair Value
                                                                         --------                             ----       ----------
Common Stock and Membership Interest Warrants(1)--14.77%
--------------------------------------------------------
BIW Connector Systems, LLC 8% of LLC                                     Manufacturing                            652          451
Westwind Group Holdings, Inc. 5% of Co.                                  Restaurant                               350          244
JAG Industries, Inc. (2) 75% of Co.                                      Manufacturing                            505          429
Specialty Transportation Services, Inc. up to 40% of Co.                 Waste Hauler                             694        1,500
Chance Coach, Inc. (2) 43.7% of Co.                                      Bus Manufacturer                       4,041        5,656
The L.A. Studios, Inc. 17% of Co.                                        Audio Production                         902          802
Decorative Surfaces International, Inc. (2) 42.3% of Co.                 Decorative Paper & Vinyl Mfg.          4,571        6,804
New Piper Aircraft, Inc. 4% of Co.                                       Aircraft Manufacturing                 2,231        2,884
Cycle Gear, Inc. 16.5% of Co.                                            Motor Cycle Accessories                  374          374
Confluence Holdings Corp. 18% of Co.                                     Canoes & Kayaks                        1,319        1,217
Euro-Caribe, Inc. (2) 37% of Co.                                         Meat Processing                        1,110        1,046
ConStar International, Inc. 17.5% of Co.                                 Electrical                             3,914        3,914
Lion Brewery, Inc. (2) 54% of Co.                                        Malt Beverages                           675        1,397
Auxi Health, Inc. 20% of Co.                                             Home Health Care                       2,599        2,599
Patriot Medical Technologies, Inc. (2) 17% of Co.                        Repair Services                          612          612
Tube City, Inc. 14.75% of Co.                                            Mill Services                          2,523        2,523
Erie County Plastics Corporation 8% of Co.                               Molded Plastic Manufacturing           1,170        1,170
MBT International, Inc. (2) 30.6% of Co.                                 Musical Instrument Distributor           846          846
Dixie Trucking Company, Inc. (2) 32% of Co.                              Overnight Shorthaul Delivery             141          141
Caswell-Massey Holdings Corp. 24% of Co.                                 Toiletries                               552          552
Transcore Holdings, Inc. (2) 30.6% of Co.                                Transportation Services                1,694        1,694
The Inca Group (2)  66.5% of Co.                                         Manufacturing                          3,060        3,060
                                                                                                            ---------    ---------
     Subtotal                                                                                                  34,535       39,915

Common Stock and Membership Interests(1) - 2.45%
------------------------------------------------
Specialty Transportation Services, Inc.  9.1% of Co.                     Waste Hauler                       $     500    $   1,500
Chance Coach, Inc. (2) 18.3% of Co.                                      Bus Manufacturer                       1,896        2,687
Electrolux, LLC 2.5% of Co.                                              Vacuum Cleaner                           246          957
Confluence Holdings Corp. 0.7% of Co.                                    Canoes & Kayaks                           45           17
ConStar International, Inc. 2.8% of Co.                                  Electrical                               616          616
The Inca Group (2) 18.5% of Co.                                          Manufacturing                            850          850
                                                                                                            ---------    ---------
     Subtotal                                                                                                   4,153        6,627
                                                                                                            ---------    ---------
     Subtotal--non-publicly traded securities--98.13%                                                         256,577      265,118
Interest Rate Basis Swap Agreements--(0.07)%
--------------------------------------------
No. of Contracts   Notional Amount   Expiration Date   Receive Rate   Pay Rate
----------------   ---------------   ---------------   ------------   --------
      4               $ 61,325           4/10/04         Floating      Floating                             $      --    $    (197)
                                                                                                            ---------    ---------
     Total Investments                                                                                        256,577      264,921
Investment in Unconsolidated Operating Subsidiary--1.94%
--------------------------------------------------------
ACS Capital Investments Corporation(1)(2)100% of Co.                     Investment Banking                       403        5,233
                                                                                                            ---------    ---------
     Totals                                                                                                 $ 256,980    $ 270,154
                                                                                                            =========    =========

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)
                      (In thousands except per share data)

                                                                         Industry                             Cost       Fair Value
                                                                         --------                             ----       ----------
Senior Debt--9.47%
------------------
Four S Baking Company (2)                                                Baking                             $   1,266    $   1,266
BIW Connector Systems, LLC                                               Manufacturing                          3,404        3,404
Chance Coach, Inc. (2)                                                   Bus Manufacturer                       1,286        1,286
JAG Industries, Inc. (2)                                                 Manufacturing                          1,200        1,200
Confluence Holdings Corp.                                                Canoes & Kayaks                        9,675        9,675
Cycle Gear, Inc.                                                         Motor Cycle Accessories                  750          750
Euro-Caribe, Inc. (2)                                                    Meat Processing                        7,181        7,181
                                                                                                            ---------    ---------
     Subtotal                                                                                                  24,762       24,762

Subordinated Debt--41.37%
-------------------------
Four S Baking Company (2)                                                Baking                                 1,588        1,588
BIW Connector Systems, LLC.                                              Manufacturing                          6,710        6,710
Westwind Group Holdings, Inc.                                            Restaurant                             2,932        2,932
JAG Industries, Inc. (2)                                                 Manufacturing                          2,335        2,335
Specialty Transportation Services, Inc. (2)                              Waste Hauler                           7,368        7,368
Chance Coach, Inc. (2)                                                   Bus Manufacturer                       7,060        7,060
The L.A. Studios, Inc.                                                   Audio Production                       2,393        2,393
Decorative Surfaces International, Inc. (2)                              Decorative Paper & Vinyl Mfg.         10,490       10,490
New Piper Aircraft, Inc.                                                 Aircraft Manufacturing                17,858       17,858
Electrolux, LLC                                                          Vacuum Cleaner                         7,264        7,264
Cycle Gear, Inc.                                                         Motor Cycle Accessories                  633          633
Confluence Holdings Corp.                                                Canoes & Kayaks                        4,701        4,701
Euro-Caribe, Inc. (2)                                                    Meat Processing                        8,905        8,905
Starcom Holdings, Inc.                                                   Electrical                            12,839       12,839
Centennial Broadcasting, Inc.                                            Radio Stations                        15,040       15,040
                                                                                                            ---------    ---------
     Subtotal                                                                                                 108,116      108,116

Convertible Preferred Stock--2.10%
----------------------------------
Four S Baking Company (2) 15% dividend convertible into 10.89% of Co.    Baking                                 2,756        2,756
Chance Coach, Inc. (2) 12% dividend convertible into 20% of Co.          Bus Manufacturer                       2,000        2,079
Decorative Surfaces International, Inc. (2) prime rate
   plus 4% dividend convertible into 2.9% of Co.                         Decorative Paper & Vinyl Mfg.            646          646
                                                                                                            ---------    ---------
     Subtotal                                                                                                   5,402        5,481

Common Stock and Membership Interests Warrants(1)--8.43%
--------------------------------------------------------
Four S Baking Company (2) 3.26% of Co.                                   Baking                                   462          600
BIW Connector Systems, LLC 8% of LLC                                     Manufacturing                            652          540
Westwind Group Holdings, Inc. 5% of Co.                                  Restaurant                               350          421
JAG Industries, Inc. (2) 75% of Co.                                      Manufacturing                            505          465
Specialty Transportation Services, Inc. (2) Up to 39.1% of Co.           Waste Hauler                             694          784
Chance Coach, Inc. (2) 43.7% of Co.                                      Bus Manufacturer                       4,041        4,543
The L.A. Studios, Inc. 17% of Co.                                        Audio Production                         902          857
Decorative Surfaces International, Inc. (2) 42.3% of Co.                 Decorative Paper & Vinyl Mfg.          4,571        5,596
New Piper Aircraft, Inc. 4% of Co.                                       Aircraft Manufacturing                 2,231        2,231
Cycle Gear, Inc. 16.5% of Co.                                            Motor Cycle Accessories                  374          374
Confluence Holdings Corp. 18% of Co.                                     Canoes & Kayaks                        1,319        1,319
Euro-Caribe, Inc. (2) 37% of Co.                                         Meat Processing                        1,110        1,110
Starcom Holdings, Inc. 17.5% of Co.                                      Electrical                             3,171        3,171
                                                                                                            ---------    ---------
     Subtotal                                                                                                  20,382       22,011

Common Stock and Membership Interests(1) - 1.78%
------------------------------------------------
Four-S Baking Company (2) 5.5% of Co.                                    Baking                                   966        1,004
Specialty Transportation Services, Inc. (2) 9.1% of Co.                  Waste Hauler                             500          784
Chance Coach, Inc. (2) 18.3% of Co.                                      Bus Manufacturer                       1,896        2,131
Electrolux, LLC 2.5% of Co.                                              Vacuum Cleaner                           246          246
ConStar International, Inc. 2.8%                                         Electrical                               500          500
                                                                                                            ---------    ---------
     Subtotal                                                                                                   4,108        4,665
                                                                                                            ---------    ---------
     Subtotal--non-publicly traded securities--63.15%                                                         162,770      165,035

Government Securities--34.41%
-----------------------------
FHLB Discount Note due 1/4/99                                                                                  89,948       89,948
                                                                                                            ---------    ---------
     Total Investments                                                                                        252,718      254,983

Investment in Unconsolidated Operating Subsidiary--2.44%
--------------------------------------------------------
ACS Capital Investments Corporation(1)(2)--100% of Co.                   Investment Banking                       403        6,386
                                                                                                            ---------    ---------
     Totals                                                                                                 $ 256,980    $ 270,154
                                                                                                            =========    =========

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                       Three Months     Three Months    Nine Months     Nine Months
                                                          Ended            Ended           Ended           Ended
                                                      September 30,    September 30,   September 30,   September 30,
                                                          1999             1998            1999            1998
                                                      -------------    -------------   -------------   -------------
Operating income:

Interest and dividend income                             $  8,414        $  4,090        $ 20,758        $  9,931
Loan fees                                                     729             672           2,060           1,806
                                                         --------        --------        --------        --------

Total operating income                                      9,143           4,762          22,818          11,737

Operating expenses:

Salaries and benefits                                         411             250             909             628
General, administrative and other                             382             246           1,035             682
Interest                                                    1,349              --           3,245              --
                                                         --------        --------        --------        --------

Total operating expenses                                    2,142             496           5,189           1,310

Operating income before equity in loss of
    unconsolidated operating subsidiary                     7,001           4,266          17,629          10,427
Equity in loss of unconsolidated operating
    subsidiary                                               (337)           (366)         (1,153)           (154)
                                                         --------        --------        --------        --------

Net operating income                                        6,664           3,900          16,476          10,273
Net realized gain on investments                               --              --             867              --
Increase in unrealized appreciation of investments          3,570             924           6,077             943
                                                         --------        --------        --------        --------
Net increase in shareholders' equity resulting
    from operations                                      $ 10,234        $  4,824        $ 23,420        $ 11,216
                                                         ========        ========        ========        ========

Net operating income per share:
                                    Basic                $   0.45        $   0.35        $   1.33        $   0.93
                                    Diluted              $   0.43        $   0.34        $   1.28        $   0.89

Earnings per common share:
                                    Basic                $   0.69        $   0.44        $   1.89        $   1.01
                                    Diluted              $   0.66        $   0.42        $   1.81        $   0.97

Weighted average shares of          Basic                  14,869          11,070          12,395          11,069
    Common stock outstanding        Diluted                15,619          11,461          12,920          11,544

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                         (Distributions
                                                                               Notes      in excess of)
                                                              Capital in    Receivable    Net Realized    Unrealized       Total
                                           Common Stock        Excess of   From Sale of   Undistributed  Appreciation  Shareholders'
                                         Shares    Amount      Par Value   Common Stock     Earnings    of Investments    Equity
                                         ------    ------      ---------   ------------   ------------- --------------    ------
Balance at December 31, 1997             11,069  $     111     $ 144,940     $      --      $     (55)     $   5,656     $ 150,652

  Issuance of common stock under
     the 1997 Stock Option Plan               8         --            96            --             --             --            96
  Net increase in shareholders'
     equity resulting from                   --         --            --            --         10,273            943        11,216
     operations
  Distributions                              --         --            --            --         (9,522)            --        (9,522)
                                         ------  ---------     ---------     ---------      ---------      ---------     ---------

Balance at September 30, 1998            11,077  $     111     $ 145,036     $      --      $     696      $   6,599     $ 152,442
                                         ======  =========     =========     =========      =========      =========     =========


Balance at December 31, 1998             11,081  $     111     $ 145,245     $    (300)     $    (116)     $   7,783     $ 152,723

  Issuance of common stock                5,605         56        89,150                                                    89,206
  Issuance of common stock under
     the 1997 Stock Option Plan           1,499         15        22,431            --             --             --        22,446
  Issue of common stock under the
     Dividend Reinvestment Plan              20         --           339            --             --             --           339
  Issuance of restricted stock               10         --           166            --             --             --           166
  Issuance of notes receivable
     from sale of common stock               --         --            --       (22,446)            --             --       (22,446)
  Net increase in shareholders'
     equity resulting from                   --         --            --            --         17,343          6,077        23,420
     operations
  Distributions                              --         --            --            --        (17,287)            --       (17,287)
                                         ------  ---------     ---------     ---------      ---------      ---------     ---------

Balance at September 30, 1999            18,215  $     182     $ 257,331     $ (22,746)     $     (60)     $  13,860     $ 248,567
                                         ======  =========     =========     =========      =========      =========     =========

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                       Nine Months         Nine Months
                                                                                          Ended               Ended
                                                                                      September 30,       September 30,
                                                                                          1999                1998
                                                                                      -------------       -------------
Operating activities
    Net increase in shareholders' equity resulting from operations                      $  23,420           $  11,216
       Adjustments to reconcile net increase in shareholders' equity resulting from operations to net cash provided by operating activities:
          Unrealized appreciation of investments                                           (6,077)               (943)
          Net realized gain on investments                                                   (867)                 --
          Net amortization of securities                                                       --              (1,347)
          Accretion of loan discounts                                                      (1,613)               (563)
          Amortization of deferred finance costs                                              554                  --
          Increase in interest receivable                                                  (1,521)             (1,291)
          Increase in accrued payment-in-kind dividend and interest                        (2,068)                 --
          (Increase) decrease in due from unconsolidated subsidiary                        (1,567)                833
          Increase (decrease) in other assets                                              (2,579)                 26
          Increase in accounts payable and accrued liabilities                                129                  91
          Equity in loss of unconsolidated operating subsidiary                             1,153                 154
                                                                                        ---------           ---------

Net cash provided by operating activities                                                   8,964               8,176
Investing activities
       Proceeds from sale or maturity of investments                                       28,885             161,580
       Principal repayments                                                                26,092               1,313
       Purchase of investments                                                           (122,338)            (91,337)
       Issuance of employee notes receivable                                               (1,269)                 --
       Purchase of securities                                                             (12,900)           (117,308)
                                                                                        ---------           ---------

Net cash used in investing activities                                                     (81,530)            (45,752)
Financing activities

       Drawings on revolving credit facilities, net                                        39,840                  --
       Proceeds from notes payable                                                             --              45,037
       Repayments of notes payable                                                         (5,000)                 --
       Increase in deferred financing costs                                                (2,011)                 --
       Issuance of common stock                                                            89,372                  96
       Distributions paid                                                                 (10,598)             (9,522)
                                                                                        ---------           ---------

Net cash provided by  financing activities                                                111,603              35,611
                                                                                        ---------           ---------

Net increase (decrease) in cash and cash equivalents                                       39,037              (1,965)
Cash and cash equivalents at beginning of period                                            6,149               8,862
                                                                                        ---------           ---------

Cash and cash equivalents at end of period                                              $  45,186           $   6,897
                                                                                        =========           =========

Non-cash financing activities:
------------------------------
       Issuance of common stock in conjunction with dividend reinvestment               $     339           $      --
       Notes receivable issued in exchange for common stock                                22,446                  --
       Net repayment of margin borrowings through sale of securities                       80,948                  --

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                  Nine Months Ended        Nine Months Ended
                                                                  September 30, 1999       September 30, 1998
                                                                  ------------------       ------------------
Per Share Data(1)
Net asset value at beginning of the period                            $   13.80                $   13.61
Net operating income                                                       1.33                     0.93
Increase in unrealized appreciation on investments                         0.56                     0.08
                                                                      ---------                ---------
Net increase in shareholders' equity from operations                  $    1.89                $    1.01
Issuance of common stock                                                   0.71                       --
Dividends declared                                                        (1.27)                   (0.86)
Effect of Dilution from exercise of stock options                         (1.49)                      --
                                                                      ---------                ---------
Net asset value at end of period                                      $   13.64                $   13.76

Per share market value at beginning of period                         $  17.250                $  18.125
Per share market value at end of period                               $  18.500                $  16.188
Total return (2)                                                          14.62%                   (5.94)%
Shares outstanding at end of period                                      18,215                   11,077

Ratio/Supplemental Data
Net assets at end of period                                           $ 248,508                $ 152,442
Ratio of operating expenses to average net assets                          2.59%                    0.86%
Ratio of net operating income to average net assets                        8.24%                    6.78%

(1) Basic per share data.
(2) Amounts were not annualized for the results of the nine month periods ended September 30, 1999 and 1998.

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

         Condensed financial information for CIC is as follows:

                                                          September 30, 1999        December 31, 1998
                                                          ------------------        -----------------
Assets
     Investments in portfolio companies, at fair value          $10,365                   $10,837
     Other assets, net                                            2,399                     1,359
                                                                -------                   -------
Total assets                                                    $12,764                   $12,196
                                                                =======                   =======

Liabilities and Shareholder's Equity
     Deferred income taxes                                      $ 2,205                   $ 2,921
     Due to parent                                                2,390                       778
     Other liabilities                                            2,936                     2,111
     Shareholder's equity                                         5,233                     6,386
                                                                -------                   -------
Total liabilities and shareholder's equity                      $12,764                   $12,196
                                                                =======                   =======

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)


                                        Three Months      Three Months       Nine Months       Nine Months
                                            Ended             Ended             Ended             Ended
                                        September 30,     September 30,     September 30,     September 30,
                                            1999              1998              1999              1998
                                        -------------     -------------     -------------     -------------
Operating income                           $ 1,528           $   901           $ 3,543           $ 4,782
Operating expense                            2,257             1,628             6,082             5,090
                                           -------           -------           -------           -------
Net operating loss                            (729)             (727)           (2,539)             (308)
Realized gains on investments                   --                --               925                --
Increase (decrease) in unrealized
   appreciation of investments                 186               187              (246)               57
Other income                                   206               174               707                97
                                           -------           -------           -------           -------

Net loss                                   $  (337)          $  (366)          $(1,153)          $  (154)
                                           =======           =======           =======           =======

Note 4.  Notes Payable

         As of March 31, 1999, the Company closed a maximum $100,000 debt funding facility; on September 17, 1999, the facility was increased to a maximum of $125,000. In connection with the closing, the Company established ACS Funding Trust I (the "Trust"), an affiliated business trust and contributed or sold to the Trust approximately $157,000 in loans. The Company subsequently contributed an additional $55 million in loans to the Trust. Subject to the continued satisfaction of certain conditions, the Company will remain servicer of the loans. Simultaneously with the initial contribution, the Trust entered into a loan agreement with First Union Capital Markets Corp., as deal agent, and certain other parties providing for loans in an amount up to 50% of the eligible loan balance subject to certain concentration limits. The term of the facility is two years and interest on borrowings will be charged at LIBOR plus 2.50%. The full amount of principal is due at the end of the term and interest is payable monthly. The transfer of assets to the Trust and the related borrowings by the Trust have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of September 30, 1999, the Company has $69,840 of borrowings outstanding under this facility.

         Due to the short term of the borrowings, the fair value of the notes payable approximates cost.

Note 5.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

                                          Three Months     Three Months      Nine Months      Nine Months
                                              Ended            Ended            Ended            Ended
                                          September 30,    September 30,    September 30,    September 30,
                                              1999             1998             1999             1998
                                          -------------    -------------    -------------    -------------
Numerator for basic and diluted net
       increase in shareholders'
       equity resulting from
       operations                            $10,234          $ 4,824          $23,420          $11,216

Denominator for basic-weighted
average shares                                14,869           11,070           12,395           11,069

Employee stock options                            70              304              185              359
Contingently issuable shares                     598               --              268               --
Warrants                                          82               87               72              116
                                             -------          -------          -------          -------

Dilutive potential shares                        750              391              525              475
Denominator for diluted                       15,619           11,461           12,920           11,544
                                             -------          -------          -------          -------

Basic earnings per share                     $  0.69          $  0.44          $  1.89          $  1.01
Diluted earnings per share                   $  0.66          $  0.42          $  1.81          $  0.97

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

         During June, 1999, the Company received a prepayment of subordinated debt from Specialty Transportation Services, Inc. ("STS") in the amount of $7,500. In conjunction with the repayment, the Company received prepayment fees of $225 and recognized a realized gain of $551 from the realization of unamortized original issue discount. At September 30, 1999, the Company's subordinated debt investment in STS was $462. (See Note 10)

Note 7.  Interest Rate Risk Management

         The Company enters into interest rate swap agreements with major banks as part of its strategy to manage interest rate risks and to fulfill its obligation under the terms of its debt funding facility. The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes. During the nine months ended September 30, 1999, the Company entered into four interest rate basis swap agreements with an aggregate notional amount of $61,325. Pursuant to these swap agreements, the Company pays a variable rate equal to the prime lending rate (8.25% at September 30, 1999) and receives a weighted average rate of the 30-day LIBOR (5.38% at September 30, 1999) plus 2.70%. The swaps have a remaining weighted average maturity of more than four years. At September 30, 1999, the fair value of the interest rate basis swap agreements represented a liability of $197.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

Note 8.  Related Party Transactions

         The Company has provided loans to employees, including the three executive officers discussed below, for the exercise of options under the 1997 Stock Option Plan. The loans require the current payment of interest at the applicable federal interest rate in effect at the date of issue, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders' equity. The loans are evidenced by full recourse notes that are due upon termination of employment and the shares of common stock purchased with the proceeds of the loan are posted as collateral. During the nine months ended September 30, 1999, the Company issued $23,715 in loans to employees for the exercise of options. The Company recognized interest income from these loans of $265 and $314 during the three and nine months ended September 30, 1999.

         In addition to the above, the Company entered into agreements to purchase split dollar life insurance for three executive officers. The aggregate cost of the split dollar life insurance is $2,638. The cost to the Company will generally be amortized over a period equal to ten years as long as each executive officer continues employment. During the period the loans are outstanding, the Company will have a collateral interest in the cash value and death benefit of these policies as additional security for the loans. Additionally, as long as the policy premium is not fully amortized, the Company will have a collateral interest in such items generally equal to the unamortized cost of the policies. In the event of an individual's termination of employment with the Company prior to the end of such ten year period, or, his election not to be bound by non compete agreements, such individual must reimburse the company the unamortized cost of his policy.

Note 9.  Capital Transactions

         On August 11, 1999, the Company issued 5,000 shares of common stock for an aggregate purchase price of $85,000 and granted the underwriters the option to purchase up to 750 additional shares of common stock within thirty days for an aggregate purchase price of $12,750. The net proceeds from the sale of the 5,000 shares of common stock were $79,512. On September 10, 1999, the underwriters' exercised their option to acquire 605 shares from the Company. The net proceeds from the issuance of the 605 shares of common stock were $9,694. The Company used the proceeds from the offerings to repay outstanding borrowings under its revolving debt funding facility.

Note 10. Subsequent Events

         During October 1999, the Company sold its investments in STS. The Company received $3,000 for its common stock and common stock warrants. In addition, STS repaid the $500 of subordinated debt owned by the Company. As a result of these transactions, the Company recorded a realized gain of $1,806 on the sale of the common stock and warrants and $38 on the early repayment of the subordinated debt. In addition, STS paid CIC $1,000 in fees for the termination of an investment banking agreement and paid the Company $15 in prepayment penalties.

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

Overview

         The Company's primary business is investing in and lending to privately-owned businesses through investments in senior debt, subordinated debt with detachable equity warrants, preferred stock, and common stock. The total portfolio value of investments in non-publicly traded securities was $265,118 and $165,035 at September 30, 1999 and December 31, 1998, respectively. During the three months ended September 30, 1999 (the "Third Quarter 1999"), the Company originated investments totaling $48,384 and advanced $8,400 previously committed under working capital facilities. During the nine months ended September 30, 1999 (the "1999 YTD Period"), the Company originated investments totaling $118,113 and advanced $4,275 previously committed under working capital facilities. During the 1999 YTD Period, the Company also received repayments of loans of $26.1 million and, in conjunction with the sale of one portfolio company, the Company sold warrants of $0.6 million, common stock of $1.0 million, preferred stock of $2.9 million, and received repayment of senior and subordinated debt of $2.8 million. As a result, the total portfolio increased by 61% from December 31, 1998 to September 30, 1999. The weighted average effective interest rate on the investment portfolio was 13.8% and 13.0%, respectively, at September 30, 1999 and December 31, 1998. A summary of the composition of the Company's portfolio of non-publicly traded securities at September 30, 1999 and December 31, 1998 is shown in the following table:

                                September 30, 1999      December 31, 1998
                                ------------------      -----------------
Senior debt                            12.3%                  15.0%
Subordinated debt                      67.5%                  65.5%
Convertible preferred stock             2.6%                   3.3%
Common stock warrants                  15.1%                  13.4%
Common stock                            2.5%                   2.8%

         The Company expects its portfolio composition for the remainder of 1999 to be similar to its portfolio composition at September 30, 1999 and at December 31, 1998. The Company will continue to weight heavily its portfolio composition toward investments in subordinated debt with detachable warrants.

         The following table shows the portfolio composition by industry grouping:

                                 September 30, 1999        December 31, 1998
                                 ------------------        -----------------
Manufacturing                           61.0%                    66.1%
Health Care                              4.8%                      --
Media                                    6.2%                     9.1%
Construction                             8.8%                    10.0%
Wholesale & Retail                       9.5%                     7.4%
Transportation                           2.9%                     5.4%
Service                                  6.8%                     2.0%

         Management expects that the largest percentage of its investments will continue to be in manufacturing companies, however, the Company intends to continue to diversify its portfolio and will explore new investment opportunities in a variety of industries.

Results of Operations

         The Company's financial performance, as reflected in its Statements of Operations, is composed of three primary elements. The first element is "Net operating income," which is primarily the interest and dividends earned from investing in debt and equity securities and the equity in earnings of its unconsolidated operating subsidiary less the operating expenses of the Company. The second element is "Change in unrealized appreciation of investments," which is the net change in the estimated fair value of the Company's portfolio assets at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is "Realized gain on investments," which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost basis of the investment. In addition, the Company operates so as to qualify to be taxed as a RIC. As long as the Company qualifies as a RIC, it will be able to take a deduction against its otherwise taxable income for certain dividends it pays, allowing it to substantially reduce or eliminate its corporate-level tax liability. As a result, the provisions for income taxes are expected to be minimal.

         As a RIC, the Company is required to account for investments in operating subsidiaries under the equity method, regardless of ownership interest. Accordingly, the Company's investment in CIC is presented on the equity method and, consistent with the equity method of accounting, the portfolio companies owned by CIC are not reported separately by the Company.

         The operating results for the three and nine months ended September 30, 1999 and September 30, 1998 are as follows:

                                        Three Months       Three Months       Nine Months        Nine Months
                                           Ended              Ended              Ended              Ended
                                       September 30,      September 30,      September 30,       September 30,
                                           1999               1999               1998               1998
                                       -------------      -------------      -------------       -------------
Operating income                          $  9,143           $  4,762           $ 22,818           $ 11,737
Operating expenses                           2,142                496              5,189              1,310
Equity in loss of unconsolidated
   operating subsidiary
                                              (337)              (366)            (1,153)              (154)
                                          --------           --------           --------           --------

Net operating income                         6,664              3,900             16,476             10,273
Net realized gain on investments
                                                --                 --                867                 --
Increase in unrealized
   appreciation of investments               3,570                924              6,077                943
                                          --------           --------           --------           --------

Net increase in shareholders'
   equity resulting from
   operations                             $ 10,234           $  4,824           $ 23,420           $ 11,216
                                          ========           ========           ========           ========

         Total operating income for the Third Quarter 1999 and the 1999 YTD Period increased $4,381, or 92%, and $11,081, or 94%, respectively, compared to the three and nine months ended September 30, 1998 (the "Third Quarter 1998" and the "1998 YTD Period"). The increase in operating income is a result of the Company closing 21 investments in private companies totaling $161 million between September 30, 1998 and September 30, 1999. For the Third Quarter 1999, operating income consisted of $729 in loan fees, $8,060 in interest and dividends on non-publicly traded securities and $354 in interest on government agency securities, bank deposits, repurchase agreements and shareholder loans; for the Third Quarter 1998, operating income consisted of $672 in loan fees, $3,393 in interest and dividends on non-publicly traded securities and $697 in interest on government agency securities, bank deposits and repurchase agreements. For the 1999 YTD Period, operating income consisted of $2,060 in loan fees, $20,193 in interest and dividends on non-publicly traded securities and $565 in interest on government agency securities, bank deposits repurchase agreements and shareholder loans; for the 1998 YTD Period, operating income consisted of $1,806 in loan fees, $6,763 in interest and dividends on non-publicly traded securities and $3,168 in interest on government agency securities, bank deposits and repurchase agreements. As the Company increases its investment portfolio of non-publicly traded securities, the interest and dividends the Company realizes on these securities will also increase.

         Operating expenses for the Third Quarter 1999 increased $1,646, or 332%, over the same period in 1998. For the 1999 YTD Period, operating expenses increased $3,879, or 296% over the nine months ended September 30, 1999. The increase for both periods is primarily due to the increase in interest expense from $0 in the Third Quarter 1998 and the 1998 YTD Period to $1,349 and $3,245 for the three and nine months ended September 30, 1999, respectively. The increase in interest expense resulted from the Company's $69.8 million in net borrowings under credit facilities between September 30, 1998 and September 30, 1999. The weighted average interest rate on borrowings at September 30, 1999 was 7.9%. In addition operating expenses also increased for the 1999 YTD Period due to the increase in salaries and benefits from $628 for the nine months ended September 30, 1998 to $909 in 1999. The Company had 36 and 30 employees at September 30, 1999 and 1998, respectively. The increase in salary and benefit expense is directly attributable to the increase in the number of employees. The Company intends to continue hiring new professionals in 1999 and 2000 to support anticipated portfolio growth.

         Equity in loss of unconsolidated operating subsidiary, which represents CIC's results, decreased from a loss of $366 for Third Quarter 1998 to a loss of $337 for Third Quarter 1999. For the nine months ended September 30, 1999, equity in loss of unconsolidated operating subsidiary decreased $999 from the 1998 YTD Period. For the three months ended September 30, 1999, CIC's results included $1,528 of operating income, $2,257 of operating expenses, $186 of unrealized appreciation of investments, and $206 in other income. For the three months ended September 30, 1998, CIC's results included $901 of operating income, $1,628 of operating expenses, $187 of unrealized appreciation of investments, and $174 of other income. For the 1999 YTD Period, CIC's results included $3,543 of operating income, $6,082 of operating expenses, $925 of realized gains, $246 of unrealized depreciation of investments, and $707 of other income. The realized gain was a result of the sale of CIC's common stock investment in Four S Baking Company and the unrealized depreciation was due to the reversal of previously recorded unrealized appreciation of CIC's Four S Baking Company investment, netted against unrealized gains on other investments. For the nine months ended September 30, 1998, CIC recorded $4,782 in operating income, $5,090 in operating expenses, $57 in unrealized appreciation of investments, and $97 of other income. The decrease in CIC's earnings for the 1999 YTD Period was primarily attributable to the lower investment banking fees generated during the Third Quarter 1999 and the higher operating expenses resulting from the increase in employees from 30 to 36, which resulted in a decrease in operating income of $2,231 for the nine month period ended September 30, 1999.

         During the 1999 YTD Period, the Company recorded a realized gain of $551 from the prepayment of $7.5 million of subordinated debt by STS, and a realized gain of $316 on the sale of its investment in Four S. Total proceeds from the sale of the Four S securities, which included senior debt, subordinated debt, preferred stock, common stock warrants, and common stock, were $7.2 million. The realized gains for the STS and Four S transactions were comprised of the realization of unamortized loan discounts.

         The increase in unrealized appreciation of investments is based on portfolio asset valuations determined by the Company's Board of Directors. The increase in unrealized appreciation of investments for the Third Quarter 1999 increased $2,646 over the Third Quarter 1998. The increase for Third Quarter 1999 was comprised of aggregate valuation increases of $4,090 at eight portfolio companies and aggregate valuation decreases of $323 at seven portfolio companies and $197 related to interest rate basis swaps used to manage interest rate risk. The increase in unrealized appreciation for the 1999 YTD Period increased $5,134 due to aggregate valuation increases of $7,002 at six portfolio companies and aggregate valuation decreases of $728 at seven portfolio companies and $197 related to interest rate basis swaps used to manage interest rate risk.

Financial Condition, Liquidity, and Capital Resources

         At September 30, 1999, the Company had $45,186 in cash and cash equivalents. In addition, the Company had outstanding debt secured by assets of the Company of $69,840 in borrowings under credit facilities; the maximum amount available under this facility is $125,000. During 1998, the Company's primary source of funding was the proceeds received in connection with its IPO. The Company completed investing the proceeds of its IPO during 1998 and began funding its investments with proceeds from a line of credit and short term borrowings. On August 11, 1999, the Company completed a fully underwritten public offering of its common stock and received net proceeds of approximately $79,500 in exchange for 5,000 common shares. On September 10, 1999, the Company issued 605 shares of its common stock pursuant to the underwriter's overallotment option granted on Auguest 11, 1999 and received net proceeds of approximately $9,600.

         As of March 31, 1999, the Company closed a maximum $100,000 debt funding facility; this facility was increased to a $125,000 on September 17, 1999. In connection with the closing, the Company established ACS Funding Trust I (the "Trust"), an affiliated business trust and contributed or sold to the Trust approximately $157,000 in loans. The Company subsequently contributed an additional $55,000 in loans to the Trust. Subject to the continuing satisfaction of certain conditions, the Company will remain servicer of the loans. Simultaneously with the initial contribution, the Trust entered into a loan agreement with First Union Capital Markets Corp., as deal agent, and certain other parties providing for loans in an amount up to 50% of the eligible loan balance, subject to certain concentration limits. The term of the facility is two years and interest on borrowings will be charged at LIBOR plus 2.50%. The full amount of principal is due at the end of the term and interest is payable monthly. The Company has used borrowings under this facility to repay debt and to make investments in the debt and equity securities of middle market companies; the Company intends to continue to use the facility to make investments and for general working capital purposes. In order to manage interest rate risk associated with the floating rate borrowings and fulfill its obligations under the terms of its debt funding facility, the Company has entered into interest rate basis swap agreements. The Company intends to use derivative instruments for non-trading and non-speculative purposes only.

         As a RIC, the Company is required to distribute annually 90% or more of its net operating income and net realized short-term capital gains to shareholders. In addition to the above noted equity offerings and borrowings, the Company anticipates having to issue additional debt or equity to expand its investments in middle market companies. The terms of the future debt and equity issuances can not be determined and there can be no assurances that the debt or equity markets will be available to the Company on terms it deems favorable.

Portfolio Credit Quality

         The Company has implemented a system under which it grades all investments on a scale of 1 to 4. This system is intended to reflect the performance of the borrower's business, the collateral coverage of the loans and other factors considered relevant. Under this system, management believes that investments with a grade of 4 involve the least amount of risk in the Company's portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable. Management believes that investments graded 3 involve an acceptable level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new investments are initially graded 3.

         Investments graded 2 involve a borrower performing below expectations and the investment risk has increased since origination. The borrower may be out of compliance with debt covenants, however, loan payments are not more than 120 days past due. For investments graded 2, the Company's management will increase procedures to monitor the borrower and will write down the fair value of the loan if it is deemed to be impaired. An investment grade of 1 indicates that the borrower is performing materially below expectations and the loan risk has substantially increased since origination. Some or all of the debt covenants are out of compliance and payments are delinquent. Loans graded 1 are not anticipated to be repaid in full and the Company will reduce the fair market value of the loan to the amount it anticipates will be recovered.

         To monitor and manage the investment portfolio risk, management tracks the weighted average portfolio grade. The weighted average investment grade was 3.2, 3.1, 3.1 and 3.2 at September 30, 1999, June 30, 1999, March 31, 1999 and
December 31, 1998, respectively. In addition, all of the Company's outstanding loans are performing and paying as agreed as of September 30, 1999. At September 30, June 30, and March 31, 1999 the Company's investment portfolio was graded as follows:

                       September 30, 1999                   June 30, 1999                      March 31, 1999
                       ------------------                   -------------                      --------------
                                      Percentage                        Percentage                        Percentage
                Investments at         of Total    Investments at        of Total    Investments at        of Total
     Grade          Value             Portfolio        Value            Portfolio        Value            Portfolio
     -----          -----             ---------        -----            ---------        -----            ---------
       4           $ 48,696              18.4%        $ 31,070              9.0%        $ 30,709             16.8%
       3            212,422              80.1%         181,820             84.6%         142,938             78.3%
       2              4,000               1.5%           1,920              0.9%           8,851              4.9%
       1                 --                --               --               --               --               --
                    -------             -----          -------            -----         --------            -----
                    265,118             100.0%         214,810            100.0%        $182,498            100.0%

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

         All of the software used by the Company in its information technology systems is provided by outside vendors. The Company has taken an inventory of all of its information technology systems and is in the process of obtaining Year 2000 compliance designation from the vendors and internally conducting compliance testing. Based on its assessment of its information technology systems, management has identified the general ledger software package as the significant system that is Year 2000 non-compliant. As such, the Company will replace its accounting software with a new, Year 2000 compliant software package. The new accounting software and all necessary modifications to other information technology systems will be completed by November, 1999.

         The Company has also evaluated the Year 2000 compliance of its non-information technology systems, consisting of office equipment other than computers and communications equipment. The Company has contacted the office equipment vendors to obtain Year 2000 compliance designation. The Company has completed the remediation, testing and implementation of these non-information technology systems and believes there is not a material exposure.

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

         The Company has also evaluated the Year 2000 readiness of its portfolio companies. Since the summer of 1998, the Company has required that each portfolio company expressly warrant in its loan agreement that it is or will be Year 2000 compliant prior to December 31, 1999. The Company has also submitted questionnaires to all of its portfolio companies acquired by the Company prior to June 30, 1999 to determine their exposure to the Year 2000 problem and the adequacy of their plans to address the issues. All of the portfolio companies have responded to the questionnaire. For investments subsequent to June 30, 1999, the Company has performed Year 2000 readiness evaluations as part of its due diligence process. Based on the correspondence received from the portfolio companies and the due diligence procedures performed by the Company, management believes that its portfolio companies have either no material exposure to the Year 2000 issue or are adequately carrying out their plans to address their exposure. The Company intends to make additional inquiriesof its portfolio companies to determine if they have completed their compliance plan by November 1999.

         The Company will continue to address any issues of Year 2000 non-compliance and further develop its contingency plan to mitigate business interuptions in the event of systems failure in the Year 2000. The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software and other systems for Year 2000 modifications. The Company estimates that the cost of its Year 2000 project will be less than $125. This amount includes the cost of additional software, reviewing the portfolio companies' readiness, and outside systems professionals working on the Company's Year 2000 compliance.

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

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

Exhibit
Number       Description
------       -----------

10.1         Second Amended and Restated Employment Agreement of David J.
             Gladstone

10.2         Stock Option Exercise Agreement with David J. Gladstone

10.3         Purchase Note by David J. Gladstone

10.4         Split Dollar Agreement with David J. Gladstone

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

Date: November 15, 1999