Form 10-K
period 1999-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2000-03-29
CIK 817473

As filed with the Securities and Exchange Commission on March 29, 2000
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

                        Commission file number 814-00149
                                 --------------
                        AMERICAN CAPITAL STRATEGIES, LTD.

            Delaware                                             52-1451377
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)
                                 --------------
                             2 Bethesda Metro Center
                                   14th Floor
                            Bethesda, Maryland 20814
                    ----------------------------------------
                    (Address of principal executive offices)
                                 --------------
                                 (301) 951-6122
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities to be registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to section 12(g) of the Act:
                                                         Name of each exchange
           Title of each class                            on which registered
 ---------------------------------------                  -------------------
 Common Stock, $0.01 par value per share                  NASDAQ Stock Market

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No | |.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         On March 27, 2000, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was approximately $450,638,000 based upon a closing price of the Registrant's common stock of $24.69 per share as reported on the NASDAQ Stock Market on that date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) On March 27, 2000, there were 18,253,708 shares of the Registrant's common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE. The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2000 is incorporated by reference into certain sections of Part III herein.

         Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

================================================================================

                                     PART I

Item 1.  Business of the Company

Background

         American Capital Strategies, Ltd., a Delaware corporation (the "Company"), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies. On August 29, 1997, the Company completed an initial public offering ("IPO") of 10,382,437 shares of its Common Stock and became a non-diversified, closed end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company ("RIC") as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the "Code"). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies. On May 26, 1999, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the United States Securities and Exchange Commission ("SEC") with respect to the Company's debt and equity securities. The Shelf Registration Statement allows the Company to sell its registered debt or equity securities on a delayed or continuous basis in an amount up to $250 million. As of August 5, 1999, the Company completed the sale of 5,605,000 shares of its Common Stock (including the over-allotment option granted to the underwriters) through the Shelf Registration Statement (the "Secondary Offering") in the amount of $95 million.

         The Company is a buyout and specialty finance company that is principally engaged in providing senior debt, subordinated debt and equity to middle market companies in need of capital for management buyouts including ESOP buyouts, growth, acquisitions, liquidity and restructuring. The Company's ability to fund the entire capital structure is an advantage in completing middle market transactions. The Company generally invests up to $25 million in each transaction and through its subsidiary, American Capital Financial Services, Inc. ("ACFS"), will arrange and secure capital for larger transactions. The Company's primary business objectives are to increase its net operating income and net asset value by investing its assets in senior debt, subordinated debt with detachable warrants and equity of middle market companies with attractive current yields and potential for equity appreciation. The Company's loans typically range from $5 million to $25 million, mature in five to ten years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime rate, plus a margin. The Company prices its debt and equity investments based on its analysis of each transaction. As of December 31, 1999, the weighted average effective yield on the Company's investments was 13.9%. From its formation in 1986 through the IPO, the Company arranged 29 financing transactions aggregating over $400 million and invested in the equity securities of eight of those transactions. From the IPO through December 31, 1999, the Company invested $347 million in debt and equity securities of middle market companies including over $16 million in funds committed but undrawn under credit facilities.

         In most cases, the Company receives rights to require the business to purchase the warrants and stock held by the Company ("Put Rights") under various circumstances including, typically, the repayment of the Company's loans or debt securities. The Company may use its Put Rights to dispose of its equity interest in a business, although the Company's ability to exercise Put Rights may be limited or nonexistent if a business is illiquid. In most cases, the Company also receives the right to representation on the businesses' board of directors. At December 31, 1999, the Company had board seats on 25 out of 33 businesses and had board observation rights on 4 of the remaining businesses in which it has made investments.

         The Company generally acquires equity interests in the companies from which it has purchased debt securities with the goal of enhancing its overall return. As of December 31, 1999, the Company had a weighted average ownership interest of 25% in its portfolio companies. The Company is prepared to be a long-term partner to its portfolio companies thereby positioning the Company to participate in their future financing needs. The opportunity to liquidate its investments and realize a gain may occur if the business recapitalizes its equity, either through a sale to new owners or a public offering of its equity or if the Company exercises its Put Rights. The Company generally does not have the right to require that a business undergo an initial public offering by registering securities under the Securities Act of 1933, but the Company generally does have the right to sell its equity interests in a public offering by the business to the extent permitted by the underwriters.

         The Company makes available significant managerial assistance to its portfolio companies. Such assistance typically involves closely monitoring the operations of the company, hiring additional senior management, if needed, being available for consultation with its officers, developing the business plan and providing financial guidance and participating on its board of directors. Providing assistance to its borrowers serves as a means of influence for the Company as well as an opportunity for the Company to assist in maximizing the value of the portfolio company.

         Prior to the IPO, the Company established itself as a leading firm in structuring and obtaining funding for management and employee buyouts of subsidiaries, divisions and product lines being divested by larger corporations through the use of an ESOP. The selling entities have included Sunbeam Corporation, the U.S. Office of Personnel Management, American Premier Underwriters, Inc. (formerly Penn Central Corporation), Campbell Soup Company, Union Carbide Corporation, National Forge Company, Inc., Air Products Company, Ampco-Pittsburgh Corporation and British Petroleum Company. In most of the ESOP transactions structured by the Company, the employees agree to restructure their wages and benefits so that overall cash compensation is reduced while contributions of stock are made to an ESOP. The resulting company is structured so that the fair market value of stock contributed to the ESOP can be deducted from corporate income before paying taxes. Restructuring employee compensation together with the ESOP tax advantages has the effect of improving the cash flow of the ESOP company. The Company is a leading firm in structuring and implementing ESOP employee buyouts. The Company believes that its ESOP knowledge and experience and its ability to fund transactions positions the Company favorably in the market place.

         The Company provides financial advisory services and structuring of transactions through its wholly-owned subsidiary, ACFS. The typical advisory engagement includes a monthly retainer and a performance fee contingent upon closing of the transaction or event which is the subject of the engagement. Management believes that future growth of ACFS is attainable through adding additional professionals, by gaining additional market share and by realizing the benefits of what is expected to be an increasing client base, which should expand as a result of its relationship with the Company.

         The Company believes that, through the structuring and advisory business, it has established an extensive referral network comprised of venture capitalists, investment bankers, attorneys, accountants, commercial bankers, unions, business and financial brokers, and existing ESOP companies. The Company has also developed an extensive set of Internet sites that generates financing requests and provides businesses an efficient tool for learning about the Company and its capabilities.

         The Company has a marketing department headed by a vice president of marketing dedicated to maintaining contact with members of the referral network and receiving opportunities for the Company to consider. During 1999, the vice president of marketing received information concerning in excess of 2,500 transactions for consideration. Many of those transactions did not meet the Company's criteria for initial consideration, but the opportunities that met those criteria were sent to the Company's principals for further review and consideration. The vice president of marketing and ACFS are continuing the relationships with the referral network and the Company utilizes the referral network and ACFS's client base as its primary sources of investment opportunities.

         The Company's executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, MD 20814 and its telephone number is (301) 951-6122. In addition to its executive offices, the Company maintains offices in New York, Boston, Pittsburgh, San Francisco, Chicago and Dallas.

Internet Strategy

         The Company believes that the Internet is a significant medium for information and business commerce that provides numerous opportunities for the Company. The Company has been active in developing a series of web sites concerning the Company and its products specifically and finance generally. These sites have provided numerous investment leads to the Company and through December 31, 1999, investments in 2 portfolio companies aggregating $29 million had been sourced through these web sites. The Company has developed a strategy to utilize the Internet to expand its core business, add value to its portfolio companies and enhance the liquidity of its assets and thereby add value to its stockholders. The Company's strategy is as follows:

         o Financial Portal For Middle Market Companies. In the third quarter of 1999, the Company commenced operation of a financial portal website designed for middle market business to learn about corporate finance, value their business, build financial models, develop financing memoranda, find professionals to assist in the financing process, find sources of capital and research financing terms, criteria and the availability of a variety of financing options, including financing by the Company. In December 1999, the portal site was renamed "Capital.com" and the assets conveyed to a new portfolio company known as Capital.com, Inc. ("Capital.com"). Contemporaneously with these events, a subsidiary of First Union Corporation invested $15 million for a 15% to 20% equity interest in Capital.com. The Company expects this site to generate additional opportunities to provide financing to middle market companies.

         o Retail Internet Site For Products Manufactured By Portfolio Companies. The Company is in the early stages of developing web sites to market retail products manufactured by certain of its portfolio companies directly to consumers. Additionally, the Company intends to target for investment as possible portfolio companies manufacturing companies that manufacture products that may be sold through a retail Internet site. The strategy will entail a series of marketing joint ventures with these portfolio companies. The Company believes that these sites will provide incremental business to some of its portfolio companies and may thereby enhance the Company's return on its investment with respect to such portfolio companies. This initiative may lead to the creation of a new Internet marketing subsidiary of the Company with the potential for appreciation that would benefit the holders of its Common Stock.

         o Private Securities Auction Site. The Company has commenced developing a web site to auction certain securities of private companies to institutional investors. This site is in an early stage of development and will require the Company to meet numerous regulatory requirements, including requirements of the Commission, prior to commencing operation of the site. There is no assurance that such requirements can or will be met. The Company believes that it can use its expertise in originating securities to become a market maker in such securities and that the Internet will provide an efficient medium to make such a market and to communicate with and sell securities to qualified investors.

Lending and Investment Decision Criteria

         The Company reviews certain criteria in order to make investment decisions. The criteria listed below provide a general guide for the Company's lending and investment decisions, although not all criteria are required to be favorable in order for the Company to make an investment.

         Operating History. The Company focuses on target companies that have stable operating histories and are profitable or near profitable at existing operating levels. The Company reviews the target company's ability to service and repay debt based on its historical results of operations. The Company considers factors such as market shares, customer concentration, recession history, competitive environment and ability to sustain margins. The Company does not expect to lend or invest in start-up or other early stage companies.

         Growth. The Company considers a target company's ability to increase its cash flow. Anticipated growth is a key factor in determining the value ascribed to any warrants and equity interests acquired by the Company.

         Liquidation Value of Assets. Although the Company does not operate as an asset-based lender, liquidation value of the assets collateralizing the Company's loans is an important factor in many credit decisions. Emphasis is placed both on tangible assets (accounts receivable, inventory, plant, property and equipment) as well as intangible assets such as customer lists, networks, databases and recurring revenue streams.

         Experienced Management Team. The Company requires that each portfolio company have a management team that is experienced and properly incentivized through a significant ownership interest in the portfolio company. The Company requires that a potential recipient of the Company's financing have a management team who have demonstrated the ability to execute the portfolio company's objectives and implement its business plan.

         Exit Strategy. Prior to making an investment, the Company analyzes the potential for the target company to experience a liquidity event that will allow the Company to realize value for its equity position. Liquidity events include, among other things, a private sale of the Company's financial interest, a sale of the portfolio company, an initial public offering or a purchase by the portfolio company or one of its stockholders of the Company's equity position.

Operations

         Marketing and Origination Process. The Company and ACFS have 24 professionals responsible for originating loans and investments and providing financial assistance to middle market companies and intend to hire additional professionals during the next twelve months. To discover potential financing opportunities, the Company has a dedicated marketing department headed by a vice president who manages an extensive referral network comprised of venture capitalists, investment bankers, unions, attorneys, accountants, commercial bankers, business and financial brokers and prospective or existing ESOP companies. The Company also uses its Internet sites and those of its portfolio company, Capital.com, Inc., to attract financing opportunities.

         Approval Process. The Company's financial professionals review informational packages in search of potential financing opportunities and conduct a due diligence investigation of each applicant that passes an initial screening process. This due diligence investigation generally includes one or more on-site visits, a review of the target company's historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, and background checks and research on the applicant's product, service or particular industry. The Company engages professionals such as environmental consultants, accountants, lawyers, risk managers and management consultants to perform elements of the due diligence review as it deems appropriate. Upon completion of a due diligence investigation, one of the Company's principals prepares an investment committee report summarizing the target company's historical and projected financial statements, industry and management team and analyzing its conformity to the Company's general investment criteria. The principal then presents this profile to the Company's Investment Committee. The Company's Investment Committee and the Company's Board of Directors must approve each financing.

         Portfolio Management. In addition to the review at the time of original underwriting, the Company attempts to preserve and enhance the earnings quality of its portfolio companies through proactive management of its relationships with its clients. This process includes attendance at portfolio company board meetings, management consultation and review and management of covenant compliance. The Company's investment and finance personnel regularly review portfolio company monthly financial statements to assess cash flow performance and trends, periodically evaluate the operations of the client, seek to identify industry or other economic issues that may adversely affect the client, and prepare quarterly summaries of the aggregate portfolio quality for management review.

Loan Grading

         The Company has implemented a system to evaluate and classify all loans based on their current risk profile. The system requires the Director of Reporting and Compliance to grade a loan on a scale of one to four. Loans graded four involve the least amount of risk of loss, while loans graded one have an unacceptable level of risk and a high probability of loss. The loan grade is then reviewed and approved by the Investment Committee and the Board of Directors. This system is intended to reflect the performance of the portfolio company's business, the collateral coverage of the loans and other factors considered relevant. For more information regarding the Company's loan grading practices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Portfolio Credit Quality."

Competition

         The Company competes with a large number of private equity funds and venture capital companies, investment banks and other equity and non-equity based investment funds; and other sources of financing, including traditional financial services companies such as commercial banks. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company does. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to the Company. In addition, certain of the Company's competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures the Company faces will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that the Company will be able to identify and make investments that satisfy its investment objectives or that the Company will be able to fully invest its available capital.

Employees

         As of December 31, 1999, the Company had 39 employees, 24 of whom are professionals working on financings for middle market companies. The Company believes that the relations with its employees are excellent.

The Company's Operations as a BDC and RIC

         As a BDC, the Company may not acquire any asset other than Qualifying Assets unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

         o securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined as any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a small business investment company wholly-owned by the BDC, and (c) does not have any class of publicly-traded securities with respect to which a broker may extend credit;

         o securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

         o cash, cash items, Government securities, or high quality debt securities maturing in one year or less from the time of investment.

         The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of the holders of the majority, as defined in the 1940 Act, of the Company's outstanding voting securities. Since the Company made its BDC election, it has not made any substantial change in its structure or in the nature of its business.

         Since October 1, 1997, the Company has operated so as to qualify as a RIC under the Code. Generally, in order to qualify as a RIC, the Company must continue to qualify as a BDC and distribute to stockholders in a timely manner, at least 90% of its "investment company taxable income" as defined by the Code. Also, the Company must derive at least 90% of its gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to its business of investing in such stock or securities as defined by the Code. Additionally, the Company must diversify its holdings so that (a) at least 50% of the value of the Company's assets consists of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the Company's assets and 10% of the outstanding voting securities of the issuer and (b) no more than 25% of the value of the Company's assets (including those owned by ACFS) are invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or businesses. If the Company qualifies as a RIC, it will not be subject to federal income tax on the portion of its taxable income and net capital gains it distributes in a timely fashion to stockholders. In addition, with respect to each calendar year, if the Company distributes or is treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of its capital gain net income for each one-year period ending on October 31, and distributes 98% of its net ordinary income for such calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of RICs.

         If the Company fails to satisfy the 90% distribution requirement or otherwise fails to qualify as a RIC in any taxable year, it will be subject to tax in such year on all of its taxable income, regardless of whether the Company makes any distribution to its stockholders. In addition, in that case, all of the Company's distributions to its stockholders will be characterized as ordinary income (to the extent of the Company's current and accumulated earnings and profits).

         Our wholly-owned subsidiary, ACFS, is an ordinary corporation that is subject to corporate level federal income tax.

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

Leverage

         For the purpose of making investments and to take advantage of favorable interest rates, the Company has issued, and intends to continue to issue, senior debt securities and other evidences of indebtedness, up to the maximum amount permitted by the 1940 Act, which currently permits the Company, as a BDC, to issue senior debt securities and preferred stock (collectively, "Senior Securities") in amounts such that the Company's asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of Senior Securities. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, the Company is exposed to the risks of leverage. Although the Company has no current intention to do so, it has retained the right to issue preferred stock. As permitted by the 1940 Act, the Company may, in addition, borrow amounts up to five percent (5%) of its total assets for temporary purposes.

Investment Objectives and Policies

         The Company's investment objectives are to achieve a high level of current income from the collection of interest and advisory fees, as well as long-term growth in its stockholders' equity through the appreciation in value of the Company's equity interests in the portfolio companies in which it invests. The following restrictions, along with these investment objectives, are the Company's only fundamental policies--that is, policies that may not be changed without the approval of the holders of the majority, as defined in the 1940 Act, of the Company's outstanding voting securities. The percentage restrictions set forth below other than the restriction pertaining to the issuance of Senior Securities, as well as those contained elsewhere herein, apply at the time a transaction is effected, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by the Company will not require the Company to dispose of portfolio securities or to take other action to satisfy the percentage restriction.

         The Company will at all times conduct its business so as to retain its status as a BDC. In order to retain that status, the Company may not acquire any assets (other than non-investment assets necessary and appropriate to its operations as a BDC) if after giving effect to such acquisition the value of its "Qualifying Assets" amounts to less than 70% of the value of its total assets. For a summary definition of "Qualifying Assets," see "The Company's Operations as a BDC and RIC." The Company believes that most of the securities it proposes to acquire (provided that the Company controls, or through its officers or other participants in the financing transaction, makes significant managerial assistance available to the issuers of these securities), as well as Temporary Investments, will generally be Qualifying Assets. Securities of public companies, on the other hand, are generally not Qualifying Assets unless they were acquired in a distribution, in exchange for or upon the exercise of a right relating to securities that were Qualifying Assets.

         The Company may invest up to 100% of its assets in securities acquired directly from issuers in privately-negotiated transactions. With respect to such securities, the Company may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the 1933 Act. The Company may invest up to 50% of its assets to acquire securities of issuers for the purpose of acquiring control (up to 100% of the voting securities) of such issuers. The Company will not concentrate its investments in any particular industry or group of industries. Therefore, the Company will not acquire any securities (except upon the exercise of a right related to previously acquired securities) if, as a result, 25% or more of the value of its total assets (including assets held by ACFS) consists of securities of companies in the same industry.

         The Company may issue Senior Securities to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary or emergency purposes. A business development company may issue Senior Securities up to an amount so that the asset coverage, as defined in the 1940 Act, is at least 200% immediately after each issuance of Senior Securities.

         The Company will not (a) act as an underwriter of securities of other issuers (except to the extent that it may be deemed an "underwriter" of securities purchased by it that must be registered under the 1933 Act before they may be offered or sold to the public); (b) purchase or sell real estate or interests in real estate or real estate investment trusts (except that the Company may purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments and may own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate); (c) sell securities short; (d) purchase securities on margin (except to the extent that it may purchase securities with borrowed money); (e) write or buy put or call options (except to the extent of warrants or conversion privileges in connection with its acquisition financing or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances); (f) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations); or (g) acquire more than 3% of the voting stock of, or invest more than 5% of its total assets in any securities issued by, any other investment company, except as they may be acquired as part of a merger, consolidation or acquisition of assets. With regard to that portion of the Company's investments in securities issued by other investment companies it should be noted that such investments may subject the Company's stockholders to additional expenses.

Investment Advisor

         The Company has no investment advisor and is internally managed by its executive officers under the supervision of the Board of Directors.

Item 2.  Properties

         Neither the Company nor any of its subsidiaries owns any real estate or other physical properties materially important to the operation of the Company or any of its subsidiaries. The Company leases an aggregate of approximately 22,174 square feet of office space in four locations for terms ranging up to six years.

Item 3.  Legal Proceedings

         Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, as of December 31, 1999, the Company was not presently a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year ended December 31, 1999, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.


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

         The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol ACAS. As of March 21, 2000, the Company had 268 stockholders of record and approximately 7,600 beneficial owners. The following table sets forth the range of high and low sales prices of the Company's Common Stock as reported on the Nasdaq Stock Market and the dividends declared by the Company for the period from August 29, 1997, when public trading of the Common Stock commenced pursuant to the IPO, through March 27, 2000.

                                                 Sale Price
                                                 ----------
                                                                       Dividend
                                              High        Low          Declared
                                              ----        ---          --------
1997
Third Quarter (beginning August 29, 1997)   $ 20.25     $  18.50      $    0.00
Fourth Quarter                              $ 20.75     $  16.50      $    0.21
1998
First Quarter                               $ 22.50     $  17.25      $    0.25
Second Quarter                              $ 24.63     $  21.25      $    0.29
Third Quarter                               $ 24.25     $  10.13      $    0.32
Fourth Quarter                              $ 18.44     $   9.19      $    0.48
1999
First Quarter                               $ 19.00     $  14.00      $    0.41
Second Quarter                              $ 21.25     $  16.00      $    0.43
Third Quarter                               $ 20.00     $  16.25      $    0.43
Fourth Quarter                              $ 23.13     $  17.88      $    0.47
2000
First Quarter (through March 27, 2000)      $ 26.81     $  20.88      $    0.45

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

                                                 (In thousands except per share data)
                                                                           Three Months ||  Nine Months
                                                Year Ended    Year Ended       Ended    ||     Ended      Year Ended    Year Ended
                                               December 31,  December 31,  December 31, || September 30,  December 31,  December 31,
                                                    1999          1998          1997    ||     1997          1996          1995
                                                ----------    ----------    ----------  ||  ----------    ---------     ----------
Total operating income                          $   33,405    $   16,979    $    2,797  ||  $    2,901   $    2,746     $    2,706
Total operating expenses                             7,251         1,709           551  ||       2,651        2,862          2,928
                                                ----------    ----------    ----------  ||  ----------   ----------     ----------
                                                                                        ||
Operating income (loss) before equity in                                                ||
  (loss) earnings of unconsolidated                                                     ||
  operating subsidiary                              26,154        15,270         2,246  ||         250         (116)          (222)
Equity in (loss) earnings of unconsolidated                                             ||
  operating subsidiary                              (1,493)         (482)           24  ||          --           --             --
                                                ----------    ----------    ----------  ||  ----------   ----------     ----------
                                                                                        ||
Net operating income (loss)                         24,661        14,788         2,270  ||         250         (116)          (222)
Realized gain on investments                         2,711            --            --  ||          --           --             66
Increase in unrealized appreciation on                                                  ||
  investments                                       69,829         2,127           167  ||       5,321          484            371
                                                ----------    ----------    ----------  ||  ----------   ----------     ----------
                                                                                        ||
Income before income taxes                          97,201        16,915         2,437  ||       5,571          368            215
Provision for income taxes                              --            --            --  ||       2,128          159             57
                                                ----------    ----------    ----------  ||  ----------   ----------     ----------
                                                                                        ||
Net increase in shareholders' equity                                                    ||
  resulting from operations                         97,201        16,915         2,437  ||       3,443          209            158
                                                ==========    ==========    ==========  ||  ==========   ==========     ==========
                                                                                        ||
Per share data:                                                                         ||
     Net operating income:                                                              ||
     Basic                                      $     1.79    $     1.34    $     0.21  ||
     Diluted                                    $     1.73    $     1.29    $     0.20  ||
     Net increase in shareholders' equity                                               ||
       resulting from operations:                                                       ||
     Basic                                      $     7.07    $     1.53    $     0.22  ||
     Diluted                                    $     6.80    $     1.48    $     0.21  ||
     Cash dividends                             $     1.74    $     1.34    $     0.21  ||
                                                                                        ||
Balance Sheet Data:                                                                     ||
     Total assets                               $  395,372    $  270,019    $  150,705  ||  $  154,322   $    5,432     $    4,382
     Total shareholders' equity                    311,745       152,723       150,652  ||     150,539        3,372          2,946
                                                                                        ||
Other Data:                                                                             ||
     Number of portfolio companies at period
       end                                              33            15             3  ||
     Principal amount of loan originations      $  139,433    $  116,864    $   16,817  ||
     Principal amount of loan repayments        $   30,731    $    1,719    $       93  ||
     Return on equity (1) (2)                         41.9%         11.2%          6.5% ||
     Weighted average yield on investments            13.9%         13.0%         12.2% ||

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION
         (In thousands except per share data)

Management's Discussion and Analysis of Financial Condition and
Results of Operations

         All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the economic conditions in which the Company operates negatively impacting the financial resources of the Company; certain of the Company's competitors with substantially greater financial resources than the Company reducing the number of suitable investment opportunities offered to the Company or reducing the yield necessary to consummate the investment; volatility in the value of equity investments including Internet properties, such as Capital.com; increased costs related to compliance with laws, including environmental laws; general business and economic conditions and other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and the notes thereto. As discussed in Notes 1 and 2, the Company completed an initial public offering ("IPO") of its common stock on August 29, 1997, and on October 1, 1997, began to operate so as to qualify to be taxed as a regulated investment company ("RIC"). After the IPO, the Company changed its primary business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to being a lender to and investor in middle market companies. As a result of the changes, the Company's predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. Additionally, pursuant to RIC accounting requirements, effective October 1, 1997, the Company's accounting for its operating subsidiary, American Capital Financial Services, Inc. ("ACFS"), changed from a consolidated basis to the equity method. The financial results of the Company for the periods through September 30, 1997 are not comparable to periods commencing October 1, 1997 and are not expected to be representative of the financial results of the Company in the future. Accordingly, those periods are discussed separately.

Portfolio Composition

         The Company's primary business is investing in and lending to businesses through investments in senior debt, subordinated debt with detachable common stock warrants, preferred stock, and common stock. The total portfolio value of investments in publicly and non-publicly traded securities, excluding government securities, was $377,554 and $165,035 at December 31, 1999 and 1998, respectively. During the years ended December 31, 1999 and 1998, the Company made investments totaling $175,823 and $150,249, including $13,500 and $7,384 in funds committed but undrawn under credit facilities, respectively. The weighted average effective interest rate on the investment portfolio was 13.9% and 13.0% at December 31, 1999 and 1998, respectively. Summaries of the composition of the Company's portfolio of publicly and non-publicly traded securities, excluding government securities, at December 31, 1999 and 1998 at cost and fair value are shown in the following table:

COST                                December 31, 1999         December 31, 1998
----                                -----------------         -----------------

Senior debt                                  11.9%                      15.2%
Subordinated debt                            69.4%                      66.4%
Convertible preferred stock                   2.2%                       3.3%
Common stock warrants                        13.6%                      12.6%
Common stock                                  2.9%                       2.5%


FAIR VALUE                          December 31, 1999         December 31, 1998
----------                          -----------------         -----------------

Senior debt                                   9.7%                      15.0%
Subordinated debt                            56.0%                      65.5%
Convertible preferred stock                   2.0%                       3.3%
Common stock warrants                        11.6%                      13.4%
Common stock                                 20.7%                       2.8%

         On a fair value basis, the Company's portfolio composition was weighted more heavily toward common stock at December 31, 1999 than at December 31, 1998 due to the value of the Capital.com investment of $72,500. At December 31, 1999, Capital.com accounted for 19% of the total portfolio value of investments in publicly and non-publicly traded securities (see discussion of Capital.com under Results of Operations).

         The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST                                December 31, 1999         December 31, 1998
----                                -----------------         -----------------

Manufacturing                                56.6%                     65.9%
Wholesale & Retail                           11.5%                      7.4%
Construction                                  7.7%                     10.1%
Healthcare                                    6.5%                      --
Media                                         5.5%                      9.2%
Telecommunications                            4.3%                      --
Service                                       3.5%                      2.0%
Information Technology                        2.5%                      --
Transportation                                1.4%                      5.4%
Internet                                      0.5%                      --



FAIR VALUE                          December 31, 1999         December 31, 1998
----------                          -----------------         -----------------

Manufacturing                                46.2%                     66.1%
Internet                                     19.2%                      --
Wholesale & Retail                            9.3%                      7.4%
Construction                                  6.2%                     10.0%
Healthcare                                    5.2%                      --
Media                                         4.5%                      9.1%
Telecommunications                            3.5%                      --
Service                                       2.8%                      2.0%
Information Technology                        2.0%                      --
Transportation                                1.1%                      5.4%


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

         As discussed above, as a RIC, the Company is required to account for investments in operating subsidiaries under the equity method, regardless of ownership interest. Accordingly, the Company's investment in ACFS, which prior to RIC status was consolidated, is presented on the equity method effective October 1, 1997.

         The operating results for the years ended December 31, 1999 and 1998 are as follows:

                                                                             Year Ended               Year Ended
                                                                          December 31, 1999        December 31, 1998
                                                                          -----------------        -----------------
Operating income                                                             $     33,405             $      16,979
Operating expenses                                                                  7,251                     1,709
Equity in loss of unconsolidated operating subsidiary                              (1,493)                     (482)
                                                                             -------------            -------------

Net operating income                                                               24,661                    14,788
Net realized gain on investments                                                    2,711                        --
Increase in unrealized appreciation of investments                                 69,829                     2,127
                                                                             ------------             -------------

Net increase in shareholders' equity resulting from operations               $     97,201             $      16,915
                                                                             ============             =============

         Total operating income for the year ended December 31, 1999, increased $16,426, or 97%, over the year ended December 31, 1998. The increase is a result of the company closing 24 investments in private companies totaling $162 million and selling investments in 2 portfolio companies during 1999. Total operating income for 1999 consisted of $2,044 in loan fees, $528 in prepayment fees, $29,893 in interest and dividends on non-publicly traded securities, and $940 in interest on government agency securities, bank deposits, repurchase agreements, and shareholder loans. Total operating income for 1998 consisted of $2,549 in loan processing fees and $11,020 in interest and dividends on non-publicly traded securities and $3,410 in interest on government agency securities, bank deposits and repurchase agreements.

         Operating expenses for 1999 increased $5,542, or 324%, over 1998. The increase is primarily due to an increase in interest expense from $57 in 1998 to $4,716 in 1999. Interest expense increased due to an increase in the Company's weighted average borrowings from $1,031 in 1998 to $48,608 in 1999. In addition, the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, increased from 5.9% in 1998 to 9.7% in 1999. Operating expenses for 1999 consisted of $1,045 in salaries and benefits, $1,490 in general and administrative expenses, and $4,716 in interest expense. Operating expenses also increased due to increases in salaries and benefits from $843 in 1998 to $1,045 in 1999 due to an increase in employees from 30 at December 31, 1998 to 39 at December 31, 1999.

         Equity in loss of unconsolidated operating subsidiary, which represents ACFS's results, increased from a loss of $482 in 1998 to a loss of $1,493 in 1999. For the year ended December 31, 1999, ACFS's results included $6,030 of operating income, $9,114 of operating expenses, $925 of realized gains, $246 of unrealized depreciation of investments, and $912 of other income. The realized gain was a result of the sale of ACFS's common stock investment in Four-S Baking Company ("Four-S") and the unrealized depreciation was due to the reversal of previously recorded unrealized appreciation of ACFS's Four S investment, netted against unrealized gains on other investments. For the year ended December 31, 1998, ACFS's results included $5,227 of operating income, $6,451 of operating expenses, $481 of unrealized appreciation of investments, and $261 in other income. The decrease in ACFS's earnings for 1999 was primarily attributable to the increase in salaries and benefits caused by an increase in employees from 30 to 39.

         During 1999, the Company recorded a realized gain of $2,395 from the prepayment of $8,000 of subordinated debt by Specialty Transportation Services, Inc. ("STS") and the sale of the Company's common stock and warrant investments in STS, and a realized gain of $316 on the sale of its investment in Four-S. Total proceeds from the repayment of the STS subordinated debt and the sale of the Company's equity interest in STS totaled $11,000 ; the realized gain on the subordinated debt was a result of the realization of unamortized loan discounts and the gains on the warrants and equity were equal to the excess cash received over the cost basis of the securities. In addition, STS paid ACFS a $1,000 fee to terminate an investment banking contract between STS and ACFS. Total proceeds from the sale of the Four-S securities, which included senior debt, subordinated debt, preferred stock, common stock warrants, and common stock, were $7,200. The realized gain for the Four-S transactions was comprised of the realization of unamortized loan discounts. The Company did not record any realized gains on investments in 1998.

         During 1999, the Company paid federal income taxes of $309 on retained realized gains recorded on the Four-S and STS transactions during the tax year ended September 30, 1999; $1,844 of gains on the STS sale were realized subsequent to September 30, 1999. The payment was treated as a deemed distribution because it was paid on behalf of the Company's shareholders. As a result, the Company did not record income tax expense. The Company may elect to retain future realized gains and pay taxes on behalf of the shareholders.

         The increase in unrealized appreciation of investments is based on portfolio asset valuations determined by the Company's Board of Directors. The increase in unrealized appreciation of investments was $69,829 in 1999, compared to $2,717 in 1998. The increase was primarily due to the increase in the valuation of Capital.com of $71,008 (see further discussion of Capital.com below). Excluding Capital.com, the Company experienced unrealized depreciation of investments of $1,179, which consisted of valuation increases of $6,254 at seven portfolio companies, valuation decreases of $6,719 at eight portfolio companies, valuation decreases of $163 related to interest rate basis swaps used to manage interest rate risk, and $551 of unrealized depreciation resulting from the reversal of previously recorded unrealized appreciation of the Company's investments in Four-S and STS. The increase in unrealized appreciation of investments for the year ended December 31, 1998 was $2,127, which consisted of valuation increases of $2,324 at nine portfolio companies and valuation decreases of $197 at three portfolio companies.

         Capital.com, an Internet finance portal, was launched in July 1999 under the name of AmericanCapitalOnline.com. In December 1999, the assets of AmericanCapitalOnline.com were contributed to Capital.com, Inc., a newly formed entity, and the site was renamed Capital.com. The total cost of the assets contributed to Capital.com by the Company was $1,492. During December, 1999, a subsidiary of First Union Corporation ("First Union") invested $15,000 in Capital.com in exchange for a 15% common equity stake and warrants to acquire up to an additional 5% of the common equity at a nominal price. The warrants are exercisable based on a subsequent valuation of Capital.com in connection with a subsequent investment or offer to invest within a year of First Union's stock purchase. If the subsequent valuation results in a value of Capital.com of $100,000 or more, the warrants will be extinguished. If the subsequent valuation results in a value of Capital.com of $75,000 or less, all the warrants will be exercisable. If the subsequent valuation results in a value between $75,000 and $100,000, a pro-rata portion of the warrants will be exercisable.

         In considering the appropriate valuation of this investment at December 31, 1999, in addition to the value implied by First Union's investment for a 15% equity interest, management and the Board of Directors considered several factors including:

         o    The valuation of comparable public company entities;
         o    The very early development stage of Capital.com;
         o An estimated value for the warrants issued to First Union and the uncertainty of a subsequent valuation of Capital.com affecting the number of shares for which such warrants could be exercised.

         Based on all these factors and others that were considered, the Board of Directors valued the investment in Capital.com at $72,500 at December 31, 1999. This investment represents 18% of total assets and 23% of total shareholders' equity at December 31, 1999 and the change in unrealized appreciation represents 73% of the net increase in shareholders' equity resulting from operations for 1999. Realization of this valuation in subsequent periods is subject to a high degree of uncertainty including the ability of Capital.com to attract and retain financial and service providers, develop and maintain a significant customer base that will support the on going investment and capital needs of the business, attract additional investors in the business, and develop and execute an exit strategy for investors. The outcome of these matters is highly uncertain. Inability to achieve these or other factors could negatively impact future valuations of Capital.com and such differences could be material.

         The post-RIC operating results for the three months ended December 31, 1997 are summarized as follows:

                                                                      Three Months Ended
                                                                       December 31, 1997
                                                                       -----------------
Operating income                                                        $         2,797
Operating expenses                                                                  551
Equity in earnings of unconsolidated operating subsidiary                            24
                                                                        ---------------

Net operating income                                                              2,270
Increase in unrealized appreciation of investments                                  167
                                                                        ---------------

Net increase in shareholders' equity resulting from operations          $         2,437
                                                                        ===============


         Total operating income consisted of approximately $700 in loan processing fees and $200 in interest on non-publicly traded securities and $1,897 in interest on government agency securities and overnight repurchase agreements. The loan fees were earned as a result of closing three investments in private companies totaling $21 million during the period.

         Operating expenses for the period consisted of $243 in salaries and benefits and $308 in general and administrative expenses.

         Equity in earnings of unconsolidated operating subsidiary represents ACFS's results including the portfolio companies. For the three months ended December 31, 1997, ACFS's results included $414 of operating income, $987 of operating expenses, $605 of unrealized appreciation of investments and $8 in tax provisions.

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

         The pre-RIC operating results for the nine months ended September 30, 1997 are as follows:

                                                                      Nine Months Ended
                                                                        September 30,
                                                                            1997
                                                                            ----
Operating income                                                         $     2,901
Operating expenses                                                             2,651
                                                                         -----------

Net operating income                                                             250
Increase in unrealized appreciation of investments                             5,321
Provision for income taxes                                                     2,128
                                                                         -----------

Net increase in shareholders' equity resulting from operations           $     3,443
                                                                         ===========


         Total operating income was $2,901 for the nine months ended September 30, 1997, consisting of financial advisory fees of $1,122 , financial performance fees of $798, other operating income of $428, and interest income earned on investment securities and overnight repurchase agreements of $553.

         Total operating expenses for the nine months ended September 30, 1997, were $2,651. Operating expenses consisted of salaries and benefits of $1,221, general and administrative expenses of $1,547, and interest expense of $60. In addition, during the nine months ended September 30, 1997, the Company changed its evaluation of collectibility of a receivable from Martino's Bakery, Inc., due to Martino's improved financial condition, restructuring of repayment terms, and subsequent payment history. Therefore, the Company recorded a reversal in its provision for doubtful accounts totaling $177. During the nine months ended September 30, 1996, the Company had accrued $164 as a provision for doubtful accounts related to two companies, one of which was Martino's Bakery, Inc.

         For the nine months ended September 30, 1997, the Company recorded net increases in unrealized appreciation of investments in its portfolio companies of $5,321. Included in unrealized appreciation of investments during the first nine months of 1997 was $4,400 associated with an investment in Biddeford Textile Coorporation, formerly the blanket operation of the electric blanket manufacturing division of Sunbeam Products, Inc. Also included in unrealized appreciation of investments during the first nine months of 1997 was appreciation of $731 associated with the Company's investment in Mobile Tool International, Inc., appreciation of $356 associated with Four-S, and depreciation of $138 associated with Martino's Bakery, Inc.

         The following table sets forth the components of the increase in unrealized appreciation of investments for the nine months ended September 30, 1997:

                                                              Nine Months Ended
                                                                September 30,
                                                                     1997
                                                                     ----

Government Securities                                              $     (27)
Erie Forge and Steel, Inc                                                 --
Four S Baking Company, Inc                                               355
Indiana Steel & Wire Corporation                                          --
Martino's Bakery, Inc.                                                  (138)
Mobile Tool International, Inc.                                          731
Biddeford Textile Corporation                                          4,400
                                                                   ---------

Increase in unrealized appreciation of investments                 $   5,321
                                                                   =========

         The Company recorded a provision for income taxes for the nine months ended September 30, 1997, of $2,128. Unrealized appreciation (depreciation) of investments does not affect the actual tax paid by the Company. However, under GAAP, the Company provides for income taxes based on its GAAP pretax income, which includes unrealized appreciation (depreciation) of investments. Actual income taxes paid may differ substantially from the provision for income taxes. The Company accounted for this difference by recognition of a deferred tax liability in the Pre-RIC balance sheet of ACFS.


Financial Condition, Liquidity, and Capital Resources

         At December 31, 1999, the Company had $2,037 in cash and cash equivalents. In addition, the Company had outstanding debt secured by assets of the Company of $78,545 under a $225,000 debt funding facility. During 1999, the Company funded its investments with proceeds from a debt funding facility, short term borrowings, and a follow-on equity offering from which it received net proceeds of approximately $90,000.

         On March 31, 1999, the Company closed a maximum $100,000 debt funding facility; this facility was increased to a $125,000 on June 17, 1999, and to $225,000 on December 10, 1999. In connection with the closing, the Company established ACS Funding Trust I (the "Trust"), an affiliated business trust and contributed or sold to the Trust approximately $157,000 in loans. The Company subsequently contributed an additional $100,000 in loans to the Trust. Subject to certain conditions precedent, the Company will remain servicer of the loans. Simultaneously with the initial contribution, the Trust entered into a loan agreement with First Union Capital Markets Corp., as deal agent, and certain other parties providing for loans in an amount up to 50% of the eligible loan balance subject to certain concentration limits. The transfer of assets to the Trust and the related borrowings by the Trust have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The term of the facility is two years and interest on borrowings had been charged at LIBOR (6.47% at December 31, 1999) plus 2.50%; the interest rate was decreased to LIBOR plus 1.50% on December 10, 1999. The full amount of principal is due at the end of the term and interest is payable monthly. The Company has used borrowings under this facility to repay debt and to make investments in the debt and equity securities of middle market companies; the Company intends to continue to use this facility in this fashion. As of December 31, 1999, the Company has $78,545 of borrowings outstanding under this facility.

Portfolio Credit Quality

         The Company has implemented a system under which it grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower's business, the collateral coverage of the loans and other factors considered relevant.

         Under this system, management believes that loans with a grade of 4 involve the least amount of risk in the Company's portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable. Management believes that loans graded 3 involve an acceptable level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing slightly below expectations and the loan risk has increased since origination. The borrower may be out of compliance with debt covenants, however, loan payments are not more than 120 days past due. For loans graded 2, the Company's management will increase procedures to monitor the borrower and the fair value generally will be lowered. A loan grade of 1 indicates that the borrower is performing materially below expectations and the loan risk has substantially increased since origination. Some or all of the debt covenants are out of compliance and payments are delinquent. Loans graded 1 are not anticipated to be repaid in full and the Company will reduce the fair value of the loan to the amount it anticipates will be recovered.

          To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade. The weighted average investment grade was
3.2 at both December 31, 1999 and 1998. In addition, all of the Company's outstanding loans are performing and paying as agreed as of December 31, 1999. At December 31, 1999 and 1998, the Company's investment portfolio was graded as follows:

                  December 31, 1999                  December 31, 1998
                  -----------------                  -----------------
                             Percentage of                     Percentage of
             Investments at      Total         Investments at      Total
  Grade        Fair Value      Portfolio         Fair Value      Portfolio
  -----        ----------      ---------         ----------      ---------
    4        $     65,638           21.5%       $     26,036           15.8%
    3             223,898           73.4%            138,999           84.2%
    2              15,577            5.1%                 --            0.0%
    1                  --             --                  --             --
             ------------      ---------        ------------     ----------
                  305,113          100.0%            165,035          100.0%

         The amounts at December 31, 1999 do not include the Company's investments in Capital.com, Wrenchead.com, and ACS Equities, LP for which the Company has only invested in the equity securities of these companies.

Impact of the Year 2000

         The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company created a Year 2000 Compliance Committee to address the Year 2000 compliance of the Company's information technology and non-information technology systems, the systems of third parties, and the systems of the portfolio companies. The Company also engaged outside technology consultants to assist with its Year 2000 project.

         All of the software used by the Company in its information technology systems is provided by outside vendors. The Company replaced its accounting software package during 1999 and purchased upgrades of various other software products.

         Subsequent to December 31, 1999, the Company's internal information-technology systems did not experience any significant Year 2000 related difficulties. In addition to the internal technology systems, the Company has not experienced any Year 2000 related problems with its non-information technology systems, such as telecommunications systems, or with third parties that do not share information systems with the Company, such as banks, landlords, telecommunication providers and other vendors.

         During 1999, the Company evaluated the Year 2000 readiness of its portfolio companies. Beginning in the summer of 1998, the Company had required that each portfolio company expressly warrant in its loan agreement that it is or will be Year 2000 compliant prior to December 31, 1999. The Company had also submitted questionnaires to all of its portfolio companies to determine their exposure to the Year 2000 problem and the adequacy of their plans to address the issues. Based on the correspondence received from the portfolio companies, management concluded that the portfolio companies were adequately addressing the Year 2000 problem. Subsequent to December 31, 1999, the Company is not aware of any Year 2000 related problems at any of its portfolio companies.

         The total cost of the Company's Year 2000 project was approximately $100. The Company does not expect to incur any further cost related to the Year 2000 issue. This amount includes the cost of additional software, reviewing the portfolio companies' readiness, and outside systems professionals working on the Company's Year 2000 compliance.


Impact of Inflation

         Management believes that inflation can influence the value of the Company's investments through the impact it may have on the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Interest Rate Risk

         Because the Company funds a portion of its investments with borrowings under its debt funding facility, the Company's net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows. At December 31, 1999, approximately 75% of the Company's interest bearing assets provided fixed rate returns and approximately 25% of the company's interest bearing assets provided floating rate returns. All of the Company's outstanding debt at December 31, 1999 has a variable rate of interest based on LIBOR. A change in the floating interest rate would have the following annual impact on the investment portfolio at December 31, 1999:

                                          Increase (decrease) in
                          ------------------------------------------------------
  Change in floating                                              Net operating
     Interest Rate        Interest income    Interest expense         Income
     -------------        ---------------    ----------------      -----------
         + 2%               $     1,442       $        1,571       $       (129)
         + 1%                       721                  785                (64)
         - 1%                      (721)                (785)                64
         - 2%                    (1,442)              (1,571)               129

         In order to maintain the low sensitivity to changes in interest rates evidenced above, the Company also enters into interest rate basis swap agreements. At December 31, 1999, the Company had entered into in 4 interest rate basis swap agreements with a total notional amount of $61,325. The Company intends to use derivative instruments for non-trading and non-speculative purposes only.

Item 7a  Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

                         Report of Independent Auditors

Board of Directors
American Capital Strategies, Ltd.

We have audited the accompanying balance sheets of American Capital Strategies, Ltd., including the schedules of investments, as of December 31, 1999 and 1998, the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998, the three months ended December 31, 1997, and the nine months ended September 30, 1997, and the financial highlights for the years ended December 31, 1999 and 1998, and the three months ended December 31, 1997. These financial statements and the financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Capital Strategies, Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, the three months ended December 31, 1997, and the nine months ended September 30, 1997, and the financial highlights for the years ended December 31, 1999 and 1998, and the three months ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young LLP

McLean, Virginia
February 2, 2000

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                 BALANCE SHEETS
                      (In thousands except per share data)

                                                                                      December 31,      December 31,
                                                                                           1999              1998
                                                                                      -------------     ---------
Assets

Cash and cash equivalents                                                            $        2,037    $         6,149
Investments at fair value (cost of $305,264 and $252,718, respectively)                     377,554            254,983
Investment in unconsolidated operating subsidiary                                             4,893              6,386
Due from unconsolidated operating subsidiary                                                  2,331                778
Interest receivable                                                                           2,417              1,561

Other                                                                                         6,140                162
                                                                                    ---------------    ---------------

Total assets                                                                        $       395,372    $       270,019
                                                                                    ===============    ===============


Liabilities and Shareholders' Equity

Notes payable                                                                        $           --    $        85,948
Revolving credit facility                                                                    78,545             30,000
Accrued dividends payable                                                                       547              1,222
Other                                                                                         4,535                126
                                                                                     --------------     --------------

Total liabilities                                                                            83,627            117,296

Shareholders' equity:

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized,
  0 issued and outstanding                                                                       --                 --
Common stock, $.01 par value, 70,000 shares authorized, and 18,252 and
  11,081 issued and outstanding, respectively                                                   183                111
Capital in excess of par value                                                              255,922            145,245
Notes receivable from sale of common stock                                                  (23,052)              (300)
Undistributed (distributions in excess of) net realized earnings                              1,080               (116)
Unrealized appreciation of investments                                                       77,612              7,783
                                                                                    ---------------    ---------------

Total shareholders' equity                                                                  311,745            152,723
                                                                                    ---------------    ---------------

Total liabilities and shareholders' equity                                          $       395,372    $       270,019
                                                                                    ===============    ===============

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                December 31, 1999
                      (In thousands except per share data)

                                                                       Industry                         Cost       Fair Value
                                                                       --------                         ----       ----------
Senior Debt--9.53%
------------------
BIW Connector Systems, LLC                                             Manufacturing                   $   3,404     $  3,404
JAG Industries, Inc. (2)                                               Manufacturing                       1,200        1,200
Chance Coach, Inc. (2)                                                 Bus Manufacturer                    1,071        1,071
Cycle Gear, Inc.                                                       Motor Cycle Accessories               750          750
EuroCaribe Packing Company, Inc. (2)                                   Meat Processing                     6,276        6,276
Patriot Medical Technologies, Inc. (2)                                 Repair Services                     3,250        3,250
Tube City Olympic of Ohio, Inc.                                        Mill Services                       9,700        9,700
MBT International Inc. (2)                                             Musical Instrument Distributor      4,200        4,200
Caswell-Massey Holdings Corp.                                          Toiletries                          2,000        2,000
Warner Power, LLC                                                      Power Systems and Electric
                                                                         Ballasts                          4,610        4,610
                                                                                                       ---------     --------
     Subtotal                                                                                             36,461       36,461

Subordinated Debt--55.35%
-------------------------
BIW Connector Systems, LLC                                             Manufacturing                       6,829        6,829
Westwind Group Holdings, Inc.                                          Restaurant                          2,984        2,984
JAG Industries, Inc. (2)                                               Manufacturing                       2,385        2,385
Chance Coach, Inc. (2)                                                 Bus Manufacturer                    7,520        7,520
The L.A. Studios, Inc.                                                 Audio Production                    2,466        2,466
Decorative Surfaces International, Inc. (2)                            Decorative Paper & Vinyl Mfg.       5,606        5,606
New Piper Aircraft, Inc.                                               Aircraft Manufacturing             18,023       18,023
Electrolux, LLC                                                        Vacuum Cleaners                     7,849        7,849
Cycle Gear, Inc.                                                       Motor Cycle Accessories             2,262        2,262
Confluence Holdings Corp.                                              Canoes & Kayaks                     8,812        8,812
EuroCaribe Packing Company, Inc. (2)                                   Meat Processing                     8,971        8,971
Starcom Holdings, Inc.                                                 Electrical Contractor              18,929       18,929
Centennial Broadcasting, Inc.                                          Radio Stations                     16,975       16,975
Lion Brewery, Inc. (2)                                                 Malt Beverages                      5,975        5,975
Auxi-Health, Inc.                                                      Home Health Care                   10,136       10,136
Patriot Medical Technologies, Inc. (2)                                 Repair Services                     2,487        2,487
Tube City, Inc.                                                        Mill Services                       6,017        6,017
Erie County Plastics Corporation                                       Molded Plastic Manufacturing        8,858        8,858
Aeriform Corporation                                                   Packaged Industrial Gas             7,774        7,774
MBT International, Inc. (2)                                            Musical Instrument Distributor      6,439        6,439
Dixie Trucking Company, Inc. (2)                                       Overnight Shorthaul Delivery        4,064        4,064
Caswell-Massey Holdings Corp.                                          Toiletries                          1,670        1,670
Transcore Holdings, Inc.                                               Transportation Info. Mgmt.
                                                                         Services                          5,656        5,656
The Inca Group (2)                                                     Manufacturing                      11,177       11,177
Crosman Corporation                                                    Small Arms                          3,702        3,702
Parts Plus Group                                                       Auto Parts Distributor              4,119        4,119
IGI, Inc.                                                              Veterinary vaccines                 5,037        5,037
Clear Communications Group                                             Communications Networks            10,348       10,348
Warner Power, LLC                                                      Power Systems and Electric
                                                                         Ballasts                          3,871        3,871
A.H. Harris & Sons, Inc.                                               Construction Material
                                                                         Distribution                      4,733        4,733
                                                                                                       ---------     --------
     Subtotal                                                                                            211,674      211,674

Convertible Preferred Stock--2.00%
----------------------------------
Chance Coach, Inc. (2) 12% dividend convertible into 20% of Co.        Bus Manufacturer                    2,000        2,793
Decorative Surfaces International, Inc. (2) prime rate plus 4%
     dividend convertible into 2.9% of Co.                             Decorative Paper & Vinyl              728          728
                                                                         Mfg.
Patriot Medical Technologies, Inc. (2) 8% dividend convertible into    Repair Services                     1,020        1,020
     16.9% of Co.
MBT International, Inc. (1)(2) convertible into 53.1% of Co.           Musical Instrument Distribution     2,250        2,250
Transcore Holdings, Inc. (2) 8% dividend convertible into 0.7% of Co.  Transportation Service                306          306
Parts Plus Group (1) convertible into 1.9% of Co.                      Auto Parts Distributor                556          556
                                                                                                       ---------     --------
     Subtotal                                                                                              6,860        7,653

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                      SCHEDULE OF INVESTMENTS -- CONTINUED
                                December 31, 1999
                      (In thousands except per share data)

                                                                       Industry                         Cost       Fair Value
                                                                       --------                         ----       ----------
Common Stock and Membership Interest Warrants(1)--11.48%
--------------------------------------------------------
BIW Connector Systems, LLC 8% of LLC                                   Manufacturing                   $     652     $    451
Westwind Group Holdings, Inc. 5% of Co.                                Restaurant                            350          244
JAG Industries, Inc. (2) 75% of Co.                                    Manufacturing                         505           --
Chance Coach, Inc. (2) 43.2% of Co.                                    Bus Manufacturer                    4,041        5,950
The L.A. Studios, Inc. 17% of Co.                                      Audio Production                      902          902
Decorative Surfaces International, Inc. (2) 42.3% of Co.               Decorative Paper & Vinyl Mfg.       4,571        4,394
New Piper Aircraft, Inc. 4% of Co.                                     Aircraft Manufacturing              2,231        2,884
Cycle Gear, Inc. 27.6% of Co.                                          Motor Cycle Accessories               374          374
Confluence Holdings Corp. 18% of Co.                                   Canoes & Kayaks                     1,319        1,217
EuroCaribe Packing Company, Inc. (2) 37.1% of Co.                      Meat Processing                     1,110        1,046
Starcom Holdings, Inc. 17.5% of Co.                                    Electrical Contractor               3,914        3,914
Lion Brewery, Inc. (2) 54% of Co.                                      Malt Beverages                        675        1,863
Auxi Health, Inc. 20% of Co.                                           Home Health Care                    2,599        1,856
Patriot Medical Technologies, Inc. (2) 14.9% of Co.                    Repair Services                       612          612
Tube City, Inc. 14.75% of Co.                                          Mill Services                       2,523        2,523
Erie County Plastics Corporation 8% of Co.                             Molded Plastic Manufacturing        1,170        1,170
MBT International, Inc.  (2) 30.6% of Co.                              Musical Instrument
                                                                         Distributor                       1,214        1,214
Dixie Trucking Company, Inc. (2) 32% of Co.                            Overnight Shorthaul Delivery          141          141
Caswell-Massey Holdings Corp. 24% of Co.                               Toiletries                            552          552
Transcore Holdings, Inc. 6.6% of Co.                                   Transportation Info. Mgmt.
                                                                         Services                          1,694        1,694
The Inca Group (2)  66.5% of Co.                                       Manufacturing                       3,060        3,060
Crosman Corporation 3.5% of Co.                                        Small Arms                            330          330
Parts Plus Group 2.4% of Co.                                           Auto Parts Distributor                333          333
IGI, Inc. 16.7% of Co.                                                 Veterinary Vaccines                 2,003        2,587
Clear Communications Group 11.5% of Co.                                Communications Networks             2,698        2,698
Warner Power, LLC (2) 53.1% of LLC                                     Power Systems and Electric          1,629        1,629
A.H. Harris & Sons, Inc. 3.5% of Co.                                   Construction Material                 267          267
                                                                                                       ---------     --------
     Subtotal                                                                                             41,469       43,905

Common Stock and Membership Interests(1)--20.40%
------------------------------------------------
Chance Coach, Inc. (2) 20.5% of Co.                                    Bus Manufacturer                    1,896        2,793
Electrolux, LLC 2.5% of Co.                                            Vacuum Cleaners                       246        1,144
Confluence Holdings Corp. 0.7% of Co.                                  Canoes & Kayaks                        45           17
Starcom Holdings, Inc. 2.8% of Co.                                     Electrical Contractor                 616          616
The Inca Group  (2)  18.5% of Co.                                      Manufacturing                         850          850
Capital.com, Inc. (2) 85% of Co.                                       Internet-based Financial Portal     1,492       72,500
Wrenchead.com, Inc. 1% of Co.                                          Internet-based Auto Parts
                                                                         Distributor                          --          104
ACS Equities, LP (2) 90% of LP                                         Investment partnership              3,655           --
                                                                                                       ---------     --------
     Subtotal                                                                                              8,800       78,024

                                                                                                       ---------     --------
                                                                                                         305,264      377,717

Interest Rate Basis Swap Agreements--(0.04)%
--------------------------------------------
 No. of    Notional  Expiration  Receive
Contracts   Amount      Date       Rate    Pay Rate
---------   ------      ----       ----    --------
    4      $ 61,325    4/10/04   Floating  Floating                                                           --         (163)
                                                                                                       ---------     --------

                                                                       Total Investments                 305,264      377,554
                                                                                                       =========     ========

Investment in Unconsolidated Operating Subsidiary---1.28%
---------------------------------------------------------
American Capital Financial Services(1)(2)100% of Co.                   Investment Banking                    403        4,893
                                                                                                       ---------     --------
     Totals                                                                                            $ 305,667     $382,447
                                                                                                       =========     ========

(1) Non-income producing
(2) Affiliate

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                December 31, 1998
                      (In thousands except per share data)

                                                                         Industry                      Cost        Fair Value
                                                                         --------                      ----        ----------
Senior Debt--9.47%
------------------
Four S Baking Company (2)                                                Baking                    $       1,266   $       1,266
BIW Connector Systems, LLC                                               Manufacturing                     3,404           3,404
Chance Coach, Inc. (2)                                                   Bus Manufacturer                  1,286           1,286
JAG Industries, Inc. (2)                                                 Manufacturing                     1,200           1,200
Confluence Holdings Corp.                                                Canoes & Kayaks                   9,675           9,675
Cycle Gear, Inc.                                                         Motor Cycle Accessories             750             750
EuroCaribe Packing Company, Inc. (2)                                     Meat Processing                   7,181           7,181
                                                                                                   -------------   -------------
     Subtotal                                                                                             24,762          24,762

Subordinated Debt--41.37%
-------------------------
Four S Baking Company (2)                                                Baking                            1,588           1,588
BIW Connector Systems, LLC.                                              Manufacturing                     6,710           6,710
Westwind Group Holdings, Inc.                                            Restaurant                        2,932           2,932
JAG Industries, Inc. (2)                                                 Manufacturing                     2,335           2,335
Specialty Transportation Services, Inc. (2)                              Waste Hauler                      7,368           7,368
Chance Coach, Inc. (2)                                                   Bus Manufacturer                  7,060           7,060
The L.A. Studios, Inc.                                                   Audio Production                  2,393           2,393
Decorative Surfaces International, Inc. (2)                              Decorative Paper & Vinyl Mfg.    10,490          10,490
New Piper Aircraft, Inc.                                                 Aircraft Manufacturing           17,858          17,858
Electrolux, LLC                                                          Vacuum Cleaners                   7,264           7,264
Cycle Gear, Inc.                                                         Motor Cycle Accessories             633             633
Confluence Holdings Corp.                                                Canoes & Kayaks                   4,701           4,701
EuroCaribe Packing Company, Inc. (2)                                     Meat Processing                   8,905           8,905
Starcom Holdings, Inc.                                                   Electrical Contractor            12,839          12,839
Centennial Broadcasting, Inc.                                            Radio Stations                   15,040          15,040
                                                                                                   -------------   -------------
     Subtotal                                                                                            108,116         108,116

Convertible Preferred Stock--2.10%
----------------------------------
Four S Baking Company (2) 15% dividend convertible into                  Baking                            2,756           2,756
  10.89 of Co.                                                           Bus Manufacturer                  2,000           2,079
Chance Coach, Inc. (2) 12% dividend convertible into 20% of Co.          Decorative Paper & Vinyl Mfg.       646             646
Decorative Surfaces International, Inc. (2) prime rate                                             -------------   -------------
  plus 4% divided convertible into 2.9% of Co.

     Subtotal                                                                                              5,402           5,481

Common Stock and Membership Interests Warrants(1)--8.43%
--------------------------------------------------------
Four S Baking Company (2) 3.26% of Co.                                   Baking                              462             600
BIW Connector Systems, LLC 8% of LLC                                     Manufacturing                       652             540
Westwind Group Holdings, Inc. 5% of Co.                                  Restaurant                          350             421
JAG Industries, Inc. (2) 75% of Co.                                      Manufacturing                       505             465
Specialty Transportation Services, Inc. (2) Up to 39.1%                  Waste Hauler                        694             784
Chance Coach, Inc. (2) 43.7% of Co.                                      Bus Manufacturer                  4,041           4,543
The L.A. Studios, Inc. 17% of Co.                                        Audio Production                    902             857
Decorative Surfaces International, Inc. (2) 42.3% of Co.                 Decorative Paper & Vinyl Mfg.     4,571           5,596
New Piper Aircraft, Inc. 4% of Co.                                       Aircraft Manufacturing            2,231           2,231
Cycle Gear, Inc. 16.5% of Co.                                            Motor Cycle Accessories             374             374
Confluence Holdings Corp. 18% of Co.                                     Canoes & Kayaks                   1,319           1,319
EuroCaribe Packing Company, Inc. (2) 37% of Co.                          Meat Processing                   1,110           1,110
Starcom Holdings, Inc. 17.5% of Co.                                      Electrical Contractor             3,171           3,171
                                                                                                   -------------   -------------
     Subtotal                                                                                             20,382          22,011

Common Stock and Membership Interests(1)--1.78%
------------------------------------------------
Four-S Baking Company (2) 5.5% of Co.                                    Baking                              966           1,004
Specialty Transportation Services, Inc. (2) 9.1% of Co.                  Waste Hauler                        500             784
Chance Coach, Inc. (2) 18.3% of Co.                                      Bus Manufacturer                  1,896           2,131
Electrolux, LLC 2.5% of Co.                                              Vacuum Cleaners                     246             246
Starcom Holdings, Inc. 2.8%                                              Electrical Contractor               500             500
                                                                                                   -------------   -------------
     Subtotal                                                                                              4,108           4,665

     Subtotal--non-publicly traded securities--63.15%                                                    162,770         165,035

Government Securities--34.41%
-----------------------------
FHLB Discount Note due 1/4/99                                                                             89,948          89,948
                                                                                                   -------------   -------------
     Total Investments                                                                                   252,718         254,983

Investment in Unconsolidated Operating Subsidiary--2.44%
--------------------------------------------------------
American Capital Financial Services(1)(2)--100% of Co.                   Investment Banking                  403           6,386
                                                                                                   -------------   -------------
     Totals                                                                                        $     253,121   $     261,369
                                                                                                   =============   =============

(1) Non-income producing
(2) Affiliate

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                           Year              Year        Three Months    ||    Nine Months
                                                          Ended             Ended            Ended       ||       Ended
                                                       December 31,      December 31,     December 31,   ||   September 30,
                                                           1999              1998             1997       ||        1997
                                                      -------------     -------------    -------------   ||   -------------
Operating income:                                                                                        ||
                                                                                                         ||
Interest and dividend income                          $      30,833     $      14,430    $       2,123   ||   $         553
Loan fees                                                     2,572             2,549              654   ||              --
Financial advisory and performance fees                          --              --                 --   ||           1,920
Other                                                                            --                 20   ||             428
                                                      -------------     -------------    -------------   ||   -------------
                                                                                                         ||
Total operating income                                       33,405            16,979            2,797   ||           2,901
                                                                                                         ||
Operating expenses:                                                                                      ||
                                                                                                         ||
Salaries and benefits                                         1,045               843              243   ||           1,221
General and administrative                                    1,490               809              308   ||           1,514
Interest                                                      4,716                57               --   ||              60
Other                                                            --                --               --   ||           (144)
                                                      -------------     -------------    -------------   ||   -------------
                                                                                                         ||
Total operating expenses                                      7,251             1,709              551   ||           2,651
                                                      -------------     -------------    -------------   ||   -------------
                                                                                                         ||
Operating income before equity in (loss) earnings                                                        ||
  of unconsolidated operating subsidiary                     26,154            15,270            2,246   ||             250
Equity in (loss) earnings of unconsolidated                                                              ||
  operating subsidiary                                       (1,493)             (482)              24   ||              --
                                                      -------------     -------------    -------------   ||   -------------
                                                                                                         ||
Net operating income                                         24,661                                      ||             250
Net realized gain on investments                              2,711                --               --   ||              --
Increase in unrealized appreciation of investments           69,829             2,127              167   ||           5,321
                                                      -------------     -------------    -------------   ||   -------------
                                                                                                         ||
Income before income taxes                                   97,201            16,915            2,437   ||           5,571
Provision for income taxes                                       --                --               --   ||           2,128
                                                      -------------     -------------    -------------   ||   -------------
                                                                                                         ||
Net increase in shareholders' equity resulting from                                                      ||
  operations                                          $      97,201     $      16,915    $       2,437   ||   $       3,443
                                                      =============     =============    =============   ||   =============
                                                                                                         ||
Net operating income per share:                                                                          ||
                              Basic                   $        1.79     $        1.34    $        0.21   ||
                              Diluted                 $        1.73     $        1.29    $        0.20   ||
                                                                                                         ||
Earnings per common share:                                                                               ||
                              Basic                   $        7.07     $        1.53    $        0.22   ||
                              Diluted                 $        6.80     $        1.48    $        0.21   ||
                                                                                                         ||
Weighted average shares of    Basic                          13,744            11,068           11,069   ||
Common stock outstanding      Diluted                        14,294            11,424           11,405   ||

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands except per share data)

                                                                                                                  Notes
                                                  Unearned                           Capital in                 Receivable
                                     Preferred      ESOP          Common Stock       Excess of    Retained     From Sale of
                                       Stock       Shares      Shares      Amount    Par Value    Earnings     Common Stock
                                       -----       ------      ------      ------    ---------    --------     ------------
Balance at December 31, 1996        $      1,419  $   (117)          481  $       5  $      11   $   2,054             --

  Net increase in shareholders'
     equity resulting from                    --         --           --         --         --       3,443             --
     operations
  Contribution of common stock to
     ESOP                                     --         --            1         --          8          (8)            --
  Conversion of preferred stock to
     common stock                         (1,419)        --          205          2      1,417          --             --
  Issuance of common stock                    --         --       10,382        104    143,504          --             --
  ESOP shares earned                          --        117           --         --         --          --             --
                                    ------------  ---------  -----------  ---------  ---------   ---------    -----------

Balance at September 30, 1997       $         --  $      --       11,069  $     111  $ 144,940   $   5,489    $        --
                                    ============  =========  ===========  =========  =========   =========    ===========
===========================================================================================================================
  Effect of reorganization as a
    RIC                                       --         --           --         --         --      (5,489)            --
  Net increase in shareholders'
    equity resulting from
    operations                                --         --           --         --         --          --             --
  Distributions                               --         --           --         --         --          --             --
                                    ------------  ---------  -----------  ---------  ---------   ---------    -----------

Balance at December 31, 1997        $         --  $      --       11,069  $     111  $ 144,940   $      --    $        --
                                    ============  =========  ===========  =========  =========   =========    ===========

  Issuance of common stock under
    the 1997 Stock Option Plan                --         --           28         --        396          --             --
  Issue of common stock under the
    Dividend Reinvestment Plan                --         --            7         --        128          --             --
  Repurchase of outstanding shares            --         --          (23)        --       (219)         --             --
  Issuance of note receivable
    from sale of common stock                 --         --           --         --         --          --           (300)
  Net increase in shareholders'
    equity resulting from
    operations                                --         --           --         --         --          --             --
  Distributions                               --         --           --         --         --          --             --
                                    ------------  ---------  -----------  ---------  ---------   ---------    -----------

Balance at December 31, 1998        $         --  $      --       11,081  $     111  $ 145,245   $      --    $      (300)
                                    ============  =========  ===========  =========  =========   =========    ===========

  Issuance of common stock                    --         --        5,605         57     89,151          --             --
  Issuance of common stock under
    stock option plans                        --         --        1,520         15     22,832          --        (22,752)
  Issue of common stock under the
    Dividend Reinvestment Plan                --         --           36         --        693          --             --
  Re-purchase of common stock
    warrants                                  --         --           --         --     (2,165)         --             --
  Issuance of restricted shares               --         --           10         --        166          --             --
  Net increase in shareholders'
    equity resulting from
    operations                                --         --           --         --         --          --             --
  Distributions                               --         --           --         --         --          --             --
                                    ------------  ---------  -----------  ---------  ---------   ---------    -----------

Balance at December 31, 1999        $         --  $      --       18,252  $     183  $ 255,922   $      --    $   (23,052)
                                    ============  =========  ===========  =========  =========   =========    ===========


                                    Undistributed   Unrealized        Total
                                    Net Realized   Appreciation   Shareholders'
                                      Earnings    of Investments     Equity
                                      --------    --------------  -------------
Balance at December 31, 1996                --              --   $     3,372

  Net increase in shareholders'
     equity resulting from                  --              --         3,443
     operations
  Contribution of common stock to
     ESOP                                   --              --            --
  Conversion of preferred stock to
     common stock                           --              --            --
  Issuance of common stock                  --              --       143,608
  ESOP shares earned                                        --           117
                                    ----------    ------------   -----------

Balance at September 30, 1997       $       --    $         --   $   150,540
                                    ==========    ============   ===========
===============================================================================
  Effect of reorganization as a
    RIC                                     --           5,489            --
  Net increase in shareholders'
    equity resulting from
    operations                          2,269              167         2,436
  Distributions                        (2,324)              --        (2,324)
                                    ----------    ------------   -----------

Balance at December 31, 1997        $      (55)   $      5,656   $   150,652
                                    ==========    ============   ===========

  Issuance of common stock under
    the 1997 Stock Option Plan              --              --           396
  Issue of common stock under the
    Dividend Reinvestment Plan              --              --           128
  Repurchase of outstanding shares          --              --          (219)
  Issuance of note receivable
    from sale of common stock               --              --          (300)
  Net increase in shareholders'
    equity resulting from
    operations                          14,788           2,127        16,915)
  Distributions                        (14,849)             --       (14,849)
                                    ----------    ------------   -----------

Balance at December 31, 1998        $     (116)   $      7,783   $   152,723
                                    ==========    ============   ===========

  Issuance of common stock                  --              --        89,208
  Issuance of common stock under
    stock option plans                      --              --            95
  Issue of common stock under the
    Dividend Reinvestment Plan              --              --           693
  Re-purchase of common stock
    warrants                                --              --        (2,165)
  Issuance of restricted shares             --              --           166
  Net increase in shareholders'
    equity resulting from
    operations                          27,372          69,829        97,201
  Distributions                        (26,176)             --       (26,176)
                                    ----------    ------------   -----------

Balance at December 31, 1999        $    1,080    $     77,612   $   311,745
                                    ==========    ============   ===========

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF CASH FLOWS
                      (In thousands except per share data)

                                                                                                    Three Months   ||   Nine Months
                                                                  Year Ended        Year Ended         Ended       ||      Ended
                                                                 December 31,      December 31,     December 31,   ||  September 30,
                                                                     1999              1998              1997      ||      1997
                                                                 ------------      ------------     ------------   ||  -------------
Operating activities                                                                                               ||
    Net increase in shareholders' equity resulting from                                                            ||
       operations                                                 $    97,201       $    16,915       $    2,437   ||  $    3,443
       Adjustments to reconcile net increase in                                                                    ||
          shareholders' equity resulting from operations                                                           ||
          to net cash provided by operating activities:                                                            ||
          Depreciation and amortization                                    --                --               --   ||            33
          Unrealized appreciation of investments                      (69,829)           (2,127)            (167)  ||        (5,321)
          Realized gain on investments                                 (2,711)               --               --   ||            --
          Net amortization of securities                                   --            (1,336)          (1,234)  ||          (337)
          Amortization of loan discounts                               (2,049)             (913)              --   ||            --
          Amortization of deferred finance costs                          854                --               --   ||             3
          Provision for deferred income taxes                              --                --               --   ||         2,102
          Contribution of stock to ESOP                                    --                --               --   ||           117
          Increase in interest receivable                                (856)             (917)            (207)  ||          (122)
          Provision for doubtful accounts                                  --                --               --   ||          (177)
          Increase in accrued payment-in-kind  dividends                                                           ||
            and interest                                               (3,038)             (478)              --   ||            --
          (Increase) decrease in due from unconsolidated                                                           ||
            subsidiary                                                 (1,553)               83             (526)  ||            --
          Decrease in accounts receivable                                  --                --               --   ||           486
          Decrease in income taxes receivable                              --                --               --   ||            24
          (Increase) decrease in other assets                          (3,065)              (71)              62   ||          (113)
          Increase (decrease) in other liabilities                      4,409                73             (328)  ||           128
          Loss (earnings) of unconsolidated operating                                                              ||
            subsidiary                                                  1,493               482              (24)  ||            --
                                                                  -----------       -----------       ----------   ||    ----------
                                                                                                                   ||
Net cash provided by operating activities                              20,856            11,711               13   ||           266
Investing activities                                                                                               ||
       Proceeds from sale or maturity of investments                   27,823           231,580           35,000   ||            60
       Principal repayments                                            30,731             1,719               93   ||            --
       Purchases of investments                                      (171,595)         (142,865)         (20,622)  ||          (483)
       Purchases of securities                                        (12,900)         (207,146)         (16,593)  ||      (129,896)
       Increase in other assets                                        (1,273)               --               --   ||            --
       Purchases of property and equipment, net of disposals               --                --               --   ||           (29)
                                                                  -----------       -----------       ----------   ||    ----------
                                                                                                                   ||
Net cash used in investing activities                                (127,214)         (116,712)          (2,122)  ||      (130,348)
Financing activities                                                                                               ||
       (Repayments of) proceeds from short term notes                                                              ||
          payable, net                                                 (5,000)           85,948               --   ||          (430)
       Drawings on revolving credit facilities, net                    48,545            30,000               --   ||            --
       Increase in deferred financing costs                            (2,427)              (37)              --   ||            --
       Decrease in due to related parties, net                             --                --               --   ||           (78)
       Repurchase of common stock                                          --              (219)              --   ||            --
       Issuance of common stock                                        89,451               224               --   ||       143,608
       Re-purchase of common stock warrants                            (2,165)               --               --   ||            --
       Distributions paid                                             (26,158)          (13,628)          (2,325)  ||            --
                                                                  -----------       -----------       ----------   ||    ----------
                                                                                                                   ||
Net cash provided by (used in) financing activities                   102,246           102,288           (2,325)  ||       143,100
                                                                  -----------       -----------       ----------   ||    ----------
                                                                                                                   ||
Net (decrease) increase in cash and cash equivalents                   (4,112)           (2,713)          (4,434)  ||        13,018
Cash and cash equivalents at beginning of period                        6,149             8,862           13,296   ||           323
                                                                  -----------       -----------       ----------   ||    ----------
                                                                                                                   ||
Cash and cash equivalents at end of period                        $     2,037       $     6,149       $    8,862   ||    $   13,341
                                                                  ===========       ===========       ==========   ||    ==========
                                                                                                                   ||
Non-cash financing activities:                                                                                     ||
------------------------------                                                                                     ||
       Issuance of common stock in conjunction with                                                                ||
         dividend reinvestment                                    $       693       $       128       $       --   ||    $       --
       Notes receivable issued in exchange for                                                                     ||
         common stock                                             $    22,752       $       300       $       --   ||    $       --
       Net repayment of notes payable                             $    80,948       $        --       $       --   ||    $       --

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                              FINANCIAL HIGHLIGHTS
                      (In thousands except per share data)

                                                            Year Ended         Year Ended December      Three Months Ended
                                                        December 31, 1999           31, 1998            December 31, 1997
                                                        -----------------      -------------------      ------------------
Per Share Data (1)
Net asset value at beginning of the period                $          13.80        $          13.61      $             13.60
Net operating income                                                  1.79                    1.34                     0.21
Realized gain on investments                                          0.20                      --                       --
Increase in unrealized appreciation on investments                    5.08                    0.19                     0.01
                                                          ----------------       -----------------      -------------------

Net increase in shareholders' equity resulting from
  operations                                              $           7.07        $           1.53      $              0.22
Issuace of common stock                                               0.71                      --                       --
Dilutive effect of stock option loans                                (2.76)                     --                       --
Distribution of net investment income                                (1.74)                  (1.34)                   (0.21)
                                                          ----------------        ----------------     --------------------
Net asset value at end of period                          $          17.08        $          13.80      $             13.61
Per share market value at end of period                   $          22.75        $          17.25      $            18.125
Total return (2)                                                     41.97%                   2.57%                   22.23%
Shares outstanding at end of period                                 18,252                  11,081                   11,069

Ratio/Supplemental Data
Net assets at end of period                               $        311,745        $        152,723      $           150,652
Ratio of operating expenses to average net assets(3)                  3.81%                   1.13%                    1.46%
Ratio of net operating  income to average net assets(3)              12.94%                   9.74%                    6.03%







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

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)



Note 1.  Organization

         American Capital Strategies, Ltd., a Delaware corporation (the "Company"), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies. On August 29, 1997, the Company completed an initial public offering ("IPO") of 10,382 shares of common stock ("Common Stock"), and became a non-diversified closed end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company ("RIC") as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the "Code"). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies. In addition to being a lender to and investor in middle market companies, in 1999 the Company launched Capital.com, an Internet financial portal (see Note 4). As a result of the changes, the Company is operating as a holding company whose predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. The Company's investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders' equity through appreciation in value of the Company's equity interests.

         The Company continues to provide financial advisory services to businesses through American Capital Financial Services ("ACFS"), formerly ACS Capital Investments Corporation ("CIC"), a wholly-owned subsidiary. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, Chicago, and Dallas. The Company's reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly-owned subsidiary, ACFS (see Note 5). The Company has no foreign operations.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and for periods commencing with the Company's election to be treated as a RIC, in accordance with Article 6 of Regulation S-X of the Code of Federal Regulations. For the nine months ended September 30, 1997, the financial statements are prepared on a consolidated basis with the accounts of ACFS, the Company's wholly owned subsidiary. All intercompany transactions and balances were eliminated. Effective October 1, 1997, pursuant to RIC accounting requirements, ACFS was deconsolidated, and, as a result, for the years ended December 31, 1999 and 1998 and the three months ended December 31, 1997 the Company accounted for its investment in ACFS under the equity method. In connection with this change, the Company contributed the following assets and liabilities to ACFS:

Investment in Erie Forge and Steel                            $2,736
Other assets                                                     791
Other liabilities                                                 69
Deferred tax liability                                         3,333


         As a result of these changes, the Company's statement of operations for the nine months ended September 30, 1997 ("pre-RIC") is not comparable with the statements of operations for periods commencing after October 1, 1997 ("post-RIC").

Valuation of Investments

         Investments are carried at fair value, as determined by the Board of Directors. Securities which are publicly traded are valued at the closing bid price on the valuation date. Debt and equity securities which are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. In making such determination, the Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, the Board of Directors determines the fair value based on the collateral, the issuer's ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors. Due to the uncertainty inherent in the

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)


valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material (see Note 4).

Cash and Cash Equivalents

         Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

Interest and Dividend Income Recognition

         Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount is amortized into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date.

Financial Advisory and Performance Fee Recognition

         Financial advisory fees represent amounts received for providing advice and analysis to middle market companies and are recognized as earned based on hours incurred. Financial performance fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Financial advisory and performance fees are for services provided by ACFS.

Loan Fee and Loan Processing Fee Recognition

         The Company records loan fees as income on the closing date of the related loan. Loan processing fees are recorded by the Company's wholly owned subsidiary, ACFS, as income on the closing date of the related loan. Prepayment penalties are booked as revenue as they are received.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Investments

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

Federal Income Taxes

         The Company operates so as to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine "taxable income." The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income. Therefore, the statement of operations contains no provision for income taxes for the years ended December 31, 1999 and 1998 and the three months ended December 31, 1997.

         During the pre-RIC periods, the Company operated under Subchapter C of the Internal Revenue Code and calculated its tax provision pursuant to Statement of Financial Accounting Standards No. 109. Deferred income taxes were determined based on the differences between financial reporting and tax basis of assets and liabilities.

Use of Estimates in Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates (see Note 4).

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which extended the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial statements or disclosures.

Note 3.  Investments

         Investments consists primarily of securities issued by publicly and privately-held companies which have been valued at $377,554 as of December 31, 1999. These securities consist of senior debt, subordinated debt with equity warrants, convertible preferred stock and common stock. The debt securities have effective interest rates ranging from 9.75% to 28.26% and are payable in installments with final maturities from 5 to 10 years and are generally collateralized by assets of the borrower. The Company's investments in equity warrants and common stock do not produce current income. The net unrealized appreciation in investments for Federal income tax purposes is the same as for book purposes and none of the Company's investments are on non-accrual status.

Note 4.  Capital.com

         Capital.com, an Internet finance portal, was launched in July 1999 under the name of AmericanCapitalOnline.com. In December 1999, the assets of AmericanCapitalOnline.com were contributed to Capital.com, Inc., a newly formed entity, and the site was renamed Capital.com. The total cost of the assets contributed to Capital.com by the Company was $1,492. During December, 1999, a subsidiary of First Union Corporation ("First Union") invested $15,000 in Capital.com in exchange for a 15% common equity stake and warrants to acquire up to an additional 5% of the common equity at a nominal price. The warrants are exercisable based on a subsequent valuation of Capital.com in connection with a subsequent investment or offer to invest within a year of First Union's stock purchase. If the subsequent valuation results in a value of Capital.com of $100,000 or more, the warrants will be extinguished. If the subsequent valuation results in a value of Capital.com of $75,000 or less, all the warrants will be exercisable. If the subsequent valuation results in a value between $75,000 and $100,000, a pro-rata portion of the warrants will be exercisable.

         In considering the appropriate valuation of this investment at December 31, 1999, in addition to the value implied by First Union's investment for a 15% equity interest, management and the Board of Directors considered several factors including:

         o    The valuation of comparable public company entities;
         o    The very early development stage of Capital.com;
         o An estimated value for the warrants issued to First Union and the uncertainty of a subsequent valuation of Capital.com affecting the number of shares for which such warrants could be exercised.

         Based on all these factors and others that were considered, the Board of Directors valued the investment in Capital.com at $72,500 at December 31, 1999. This investment represents 18% of total assets and 23% of total shareholders' equity at December 31, 1999 and the change in unrealized appreciation represents 73% of the net increase in shareholders' equity resulting from operations for 1999. Realization of this valuation in subsequent periods is subject to a high degree of uncertainty including the ability of

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)


Capital.com to attract and retain financial and service providers, develop and maintain a significant customer base that will support the on going investment and capital needs of the business, attract additional investors in the business, and develop and execute an exit strategy for investors. The outcome of these matters is highly uncertain. Inability to achieve these or other factors could negatively impact future valuations of Capital.com and such differences could be material.

Note 5.  Investment in Unconsolidated Operating Subsidiary

         As discussed in Note 2, ACFS is an operating subsidiary of the Company and is accounted for under the equity method effective October 1, 1997.

         Condensed financial information for ACFS is as follows:

                                                                             December 31, 1999             December 31, 1998
                                                                             -----------------             -----------------
Assets
     Investments in ACS Equities, LP and portfolio
       companies, at fair value (See Note 15)                                  $      10,365                  $    10,837
     Other assets, net                                                                 3,572                        1,359
                                                                               -------------                  -----------

Total assets                                                                   $      13,937                  $    12,196
                                                                               =============                  ===========

Liabilities and Shareholder's Equity
     Deferred income taxes                                                     $       2,007                  $     2,921
     Due to parent                                                                     2,331                          778
     Other liabilities                                                                 4,706                        2,111
     Shareholder's equity                                                              4,893                        6,386
                                                                               -------------                  -----------

Total liabilities and shareholder's equity                                     $      13,937                  $    12,196
                                                                               =============                  ===========

                                                       Year Ended              Year Ended              Three Months Ended
                                                   December 31, 1999        December 31, 1998           December 31, 1997
                                                   -----------------        -----------------           -----------------
Operating income                                     $       6,030             $       5,227                  $       532
Operating expense                                            9,114                     6,451                        1,084
                                                     -------------             -------------                  -----------
Net operating loss                                          (3,084)                   (1,224)                        (552)
Realized gain on investments                                   925                        --                           --
(Decrease) increase in unrealized
  appreciation of investments                                 (246)                      481                          605
Other                                                          912                       261                          (29)
                                                     -------------             -------------                  -----------

Net (loss) income                                    $      (1,493)            $        (482)                 $        24
                                                     ==============            =============                  ===========

Note 6.  Stock Option Plan

         The Company applies APB No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plan. In accordance with SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company elected to continue to apply the provisions of APB 25 and provide pro forma disclosure of the Company's net operating income and net increase in shareholders' equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123. The Company is providing this information for the post-RIC period as discussed in Notes 1 and 2 and from the time the 1997 Stock Option Plan (the 1997 Plan) was established by the Company. The 1997 Plan provided for the granting of options to purchase up to 1,328 shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to employees of the Company. On May 14, 1998, the Company authorized 500 additional shares to be granted under the 1997 Plan. As of December 31, 1999, there are 16 shares available to be granted under the 1997 Plan.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)

         On November 6, 1997, the Board of Directors authorized the establishment of a stock option plan for the non-employee directors (the "Director Plan"). The Director Plan was approved by shareholders at the annual meeting held on May 14, 1998. The Company received approval of the plan from the Securities and Exchange Commission (SEC) on May 14, 1999. The Company has issued 15 options to each of the six non-employee directors for a total grant of 90 options. At December 31, 1999, there are 60 shares available for grant under the Director Plan.

         Options granted under the 1997 Plan may be either incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options; options granted under the Director Plan are nonstatuatory stock options. Only employees of the Company and its subsidiaries are eligible to receive incentive stock options under the 1997 Plan. Options under both the 1997 Plan and the Director Plan generally vest over a three year period. Incentive stock options must have a per share exercise price of no less than the fair market value on the date of the grant. Nonstatutory stock options granted under the 1997 Plan and the Director Plan must have a per share exercise price of no less than the fair market value on the date of the grant. Options granted under both plans may be exercised for a period of no more than ten years from the date of grant.

                                                    Year Ended                   Year Ended             Three months ended
                                                 December 31, 1999           December 31, 1998           December 31, 1997
                                                 -----------------           -----------------           -----------------
Net operating income
    As reported                                    $      24,661                $      14,788              $       2,270
    Pro forma                                      $      22,643                $      13,609              $       2,030
Net increase in shareholders' equity
  resulting from operations
    As reported                                    $      97,201                $      16,915              $       2,437
    Pro forma                                      $      95,183                $      15,737              $       2,197

         The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net operating income and net increase in shareholders' equity resulting from operations for future years.

         For options granted during the year ended December 31, 1999, the Company estimated a fair value per option on the date of grant of $6.12 using a Black-Scholes option pricing model and the following assumptions: dividend yield 7.7%, risk free interest rate 6.4%, expected volatility factor .32, and expected lives of the options of 7 years.

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

         A summary of the status of the Company's stock option plans as of and for the years ended December 31, 1999 and 1998 is as follows:

                                                       Year Ended December 31,                   Year Ended December 31,
                                                                 1999                                      1998
                                                     ----------------------------              --------------------------------
                                                                      Weighted-Average                         Weighted-Average
                                                                          Exercise                                 Exercise
                                                       Shares              Price                 Shares             Price
                                                       ------              -----                 ------             -----
Options outstanding, beginning of year                   1,633           $   14.96                 1,297          $    15.00
Granted                                                    303           $   19.01                   692          $    18.42
Exercised                                               (1,520)          $   15.00                   (28)         $    15.00
Canceled                                                   (62)          $   17.76                  (328)         $    22.38
                                                    -----------           --------            ----------          ----------

Options outstanding, end of year                           354           $   17.60                 1,633          $    14.96
                                                    ==========           =========            ==========          ==========

Options exercisable at year end                            354                                     1,633

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)


         The following table summarizes information about stock options outstanding at December 31, 1999:

                                             Options Outstanding                                Options Exercisable
                                             -------------------                                -------------------
                                                        Weighted-Average        Weighted                               Weighted
                                 Number Outstanding         Remaining           Average        Number Exercisable      Average
Range of Exercise Prices        at December 31, 1999    Contractual Life     Exercise Price   at December 31, 1999  Exercise Price
------------------------        --------------------    ----------------     --------------   --------------------  --------------
$15.00 to $17.00                             116           8.5 Years            $   15.00               116           $     15.00
$17.01 to $18.00                               5           9.7 Years            $   17.31                 5           $     17.31
$18.00 to $18.74                              85           8.4 Years            $   18.63                85           $     18.63
$18.74 to $19.05                             100           9.4 Years            $   18.75               100           $     18.75
$19.06 to $19.75                              48           9.4 Years            $   19.71                48           $     19.71
                                     -----------           ---------            ---------         ---------           -----------

$15.00 to $19.75                             354           8.9 Years            $   17.60               354           $     17.60
                                     ===========           =========            =========         =========           ===========

         During 1999, the Company issued 1,520 shares of common stock to employees of the Company, pursuant to option exercises, in exchange for notes receivable totaling $22,752. In 1998, the Company issued 20 shares of common stock to an officer of the Company in exchange for a note receivable in the amount of $300. These transactions were executed pursuant to the 1997 Stock Option Plan, which allows the Company to lend to its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased. Certain of the loans are also secured by pledges of life insurance policies. Interest is charged and paid on such loans at the Applicable Federal Rate as defined in the Internal Revenue Code. See Note 15 for further discussion of the note receivable issued for common stock.

Note 7.  Borrowings

         On March 31, 1999, the Company closed a maximum $100,000 debt funding facility; this facility was increased to a $125,000 on June 17, 1999 and to $225,000 on December 10, 1999. In connection with the closing, the Company established ACS Funding Trust I (the "Trust"), an affiliated business trust and contributed or sold to the Trust approximately $157,000 in loans. The Company subsequently contributed an additional $100,000 in loans to the Trust. Subject to certain conditions precedent, the Company will remain servicer of the loans. Simultaneously with the initial contribution, the Trust entered into a loan agreement with First Union Capital Markets Corp., as deal agent, and certain other parties providing for loans in an amount up to 50% of the eligible loan balance subject to certain concentration limits. The term of the facility is two years and interest on borrowings had been charged at LIBOR (6.47% at December 31, 1999) plus 2.50%; the interest rate was decreased to LIBOR plus 1.50% on December 10, 1999. The full amount of principal is due at the end of the term and interest is payable monthly. The transfer of assets to the Trust and the related borrowings by the Trust have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of December 31, 1999, the Company has $78,545 of borrowings outstanding under this facility.

         During December, 1998, the Company borrowed $5 million from a corporation. Interest was accrued and paid monthly at 7.75% and the principal of the note was repaid in March 1999.

         During December, 1998, the Company borrowed $80,948 secured by government agency securities with a fair value of $89,948. The interest rate on the Note was 4.25% and the note was fully repaid in January 1999.

         During November, 1998, the Company entered into a credit agreement with two banks under which the Company had the ability to borrow up to $30 million. Interest on borrowings was accrued and paid monthly at the prime rate (7.75% at December 31, 1998). At December 31, 1998, the outstanding balance was $30 million, and the balance was repaid in March in 1999. The credit facility was secured by the certain investments of the Company.

         During the years ended December 31, 1999 and 1998, and the nine months ended September 30, 1997 the cash paid for interest was approximately $4,385, $56, and $88, respectively. The weighted average interest rates,m including amortization of deferred finance costs, for the years ended December 31, 1999 and 1998 were 9.7% and 5.9%.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)


         Due to the short term of the borrowings, the fair value of the borrowings approximates cost.

Note 8.  Income Taxes

         The Company operates so as to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income. Therefore, the statement of operations contains no provision for income taxes for the years ended December 31, 1999 and 1998, and the three months ended December 31, 1997.

         During the pre-RIC periods, the Company operated under Subchapter C of the Internal Revenue Code and calculated its tax provision pursuant to Statement of Financial Accounting Standards No. 109.

         The aggregate gross unrealized appreciation over the cost for Federal income tax purposes was $77,833, $2,310, and $7,414 as of December 31, 1999, 1998, and 1997, respectively. The net unrealized appreciation over cost was $72,305, 2,265 and 7,414, respectively, for the same periods. The aggregate cost of securities for Federal income tax purposes was $305,264, $252,718, and $132,870 as of December 31, 1999, 1998 and 1997, respectively.

         The Company obtained a ruling in April 1998 from the IRS which the Company had requested to clarify the tax consequences of the conversion from taxation under subchapter C to subchapter M in order for the Company to avoid incurring a tax liability associated with the unrealized appreciation of assets whose fair market value exceeded their basis immediately prior to conversion. Under the terms of the ruling the Company elected to be subject to rules similar to the rules of Section 1374 of the Internal Revenue Code with respect to any unrealized gain inherent in its assets, upon its conversion to RIC status (built-in gain). Generally, this treatment allows deferring recognition of the built-in gain. If the Company were to divest itself of any assets in which it had built-in gains prior to the end of a ten year recognition period, the Company would then be subject to tax on its built-in gain.

         During 1999, the Company paid federal income taxes of $309 on retained realized gains recorded during the tax year ended September 30, 1999. The payment was treated as a deemed distribution because taxes were paid on behalf of the Company's shareholders. As a result, the Company did not record income tax expense.

Note 9.  Commitments and Contingencies

         The Company has non-cancelable operating leases for office space and office equipment. The leases expire over the next seven years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 1999 and 1998, the three months ended December 31, 1997, and the nine months ended September 30, 1997 was approximately $113, $60, $73, and $97, respectively.

         Future minimum lease payments under non-cancelable operating leases at December 31, 1999 were as follows:

         2000                                              $        798
         2001                                                       801
         2002                                                       773
         2003                                                       673
         2004 and thereafter                                      3,322
                                                           ------------
         Total                                                    6,367
                                                           ============

         In addition, at December 31, 1999, the Company had commitments under loan agreements to fund up to $16,683 to five portfolio companies. These commitments are composed of four working capital credit facilities and one acquisition credit facility. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company's portfolio.

Note 10. Employee Stock Ownership Plan

         The Company maintains an ESOP, which includes all employees and is fully funded on a pro rata basis by the Company and its wholly owned subsidiary, ACFS. Contributions are made at the Company's discretion up to the lesser of $30 or 25% of annual compensation expense for each employee. Employees are not fully vested until completing five years of service. For the years ended

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)

December 31, 1999 and 1998, the Company and ACFS contributed $88 and $97 to the ESOP, respectively, or 3% of total eligible employee compensation.

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

         In August 1997, the Company increased its authorized shares of unallocated preferred stock to 5,000 and increased its authorized shares of common stock to 20,000. During May, 1999, the authorized shares of common stock were increased to 70,000.

         On August 27, 1997, the Company declared a stock split effective August 29, 1997, effected in the form of a stock dividend pursuant to which each outstanding share of common stock was effectively converted into 29.859 shares. Outstanding shares and per share amounts for all periods presented have been restated to reflect this stock split.

         On August 29, 1997, the Company completed its IPO and sold 10,382 shares of its common stock at a price of $15.00 per share. Pursuant to the terms of the Company's agreement with the underwriter of the offering, the Company issued 443 common stock warrants ("Warrants") to the underwriter. The Warrants have a term of five years from the date of issuance and may be exercised at a price of $15.00 per share. During December, 1999, the Company repurchased 394 of these Warrants at a price of $5.50 per warrant.

         In 1998, in accordance with regulations governing RIC's, the Company notified shareholders of its intention to periodically repurchase its outstanding common stock. Following release of this notification, the Company repurchased 23 shares of it common stock at a weighted average price of $10.12 per share during 1998.

         In August 1999 the Company sold 5,605 shares of common stock in a follow-on equity offering. The net proceeds of the offering of approximately $90 million were used to repay outstanding borrowings under the debt funding facility and to fund investments.

         The Company declared dividends of $25,867, and $14,849, or $1.74 and $1.34 per share for the years ended December 31, 1999 and 1998; at December 31, 1999, $547 remained accrued and undistributed to shareholders. For the three months ended December 31, 1997, the Company distributed $2,324, or $0.21 per share, to its shareholders. For Federal income tax purposes, the distributions were 100% from ordinary income.

Note 12. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1999 and 1998, and the three months ended December 31, 1997. For all other periods, earnings per share is not presented since it is not considered meaningful due to the IPO and reorganization of the Company as a RIC.

                                                        Year Ended                Year Ended            Three Months Ended
                                                     December 31, 1999        December 31, 1998          December 31, 1997
                                                     -----------------        -----------------          -----------------
Numerator for basic and diluted earnings per
       share                                            $     97,201             $     16,915               $      2,437

Denominator for basic weighted average shares
                                                              13,744                   11,068                     11,069

Employee stock options                                           167                      269                        251
Contingently issuable shares                                     303                       --                         --
Warrants                                                          80                       87                         85
                                                        ------------             ------------               ------------
Dilutive potential shares                                        550                      356                        336
                                                        ------------             ------------               ------------
Denominator for diluted weighted average shares               14,294                   11,424                     11,405
                                                        ------------             ------------               ------------

Basic earnings per share                                $       7.07             $       1.53               $       0.22
Diluted earnings per share                              $       6.80             $       1.48               $       0.21

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)


Note 13. Realized Gain on Investments

         During March, 1999, the Company sold its investment in Four-S Baking Company ("Four-S"). The Company's investment included senior debt, subordinated debt, preferred stock, common stock and common stock warrants. The Company received $7.2 million in total proceeds from the sale and recognized a net realized gain of $316. The realized gain was comprised of a $331 realization of unamortized loan discounts on the subordinated debt and a net loss of $15 on the common stock and warrants. In addition, the Company earned prepayment fees of $87 from the early repayment of the senior and subordinated debt. In conjunction with the sale, the Company also recorded $177 of unrealized depreciation to reverse previously recorded unrealized appreciation.

         During June, 1999, the Company received a prepayment of subordinated debt from Specialty Transportation Services, Inc. ("STS") in the amount of $7,500. In conjunction with the repayment, the Company received prepayment fees of $225 and recognized a realized gain of $551 from the realization of unamortized original issue discount. In October, 1999, the Company received a prepayment of the remaining balance of its subordinated debt investment in STS of $515, including prepayment penalties. In addition, STS repurchased from the Company the common stock and common stock purchase warrants owned by the Company for total consideration of $3,000. The Company recorded $1,844 of realized gains and reversed $1,806 of previously unrealized gains on the sale of the subordinated debt, common stock and common stock purchase warrants. In addition, STS paid a $1,000 fee to ACFS to cancel an investment banking contract between ACFS and STS.

Note 14. Interest Rate Risk Management

         The Company enters into interest rate swap agreements with financial institutions as part of its strategy to manage interest rate risks and to fulfill its obligation under the terms of its debt funding facility. The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes. During the year ended December 31, 1999, the Company entered into four interest rate basis swap agreements with an aggregate notional amount of $61,325. Pursuant to these swap agreements, the Company pays a variable rate equal to the prime lending rate (8.75% at December 31, 1999) and receives a weighted average rate of the 30-day LIBOR (6.47% at December 31, 1999) plus 2.70%. The swaps have a remaining weighted average maturity of approximately four and one half years. At December 31, 1999, the fair value of the interest rate basis swap agreements represented a liability of $163.

Note 15. Related Party Transactions

         The Company has provided loans to employees for the exercise of options under the 1997 Stock Option Plan. The loans require the current payment of interest at the Applicable Federal Rate of interest in effect at the date of issue, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders' equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. During the year ended December 31, 1999, the Company issued $24,025 in loans to 18 employees for the exercise of options and related taxes. The Company recognized interest income from these loans of $623 during the year ended December 31, 1999.

         In connection with the issuance of these notes, the Company entered into agreements to purchase split dollar life insurance for three executive officers. The aggregate cost of the split dollar life insurance of $2,811 is being amortized over a ten year period as long as each executive officer continues employment. During the period the loans are outstanding, the Company will have a collateral interest in the cash value and death benefit of these policies as additional security for the loans. Additionally, as long as the policy premium is not fully amortized, the Company will have a collateral interest in such items generally equal to the unamortized cost of the policies. In the event of an individual's termination of employment with the Company prior to the end of such ten year period, or, his election not to be bound by non compete agreements, such individual must reimburse the company the unamortized cost of his policy. For the year ended December 31, 1999, the Company recorded $67 of amortization expense.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (In thousands except per share data)


         During 1999, the Company formed ACS Equities, LP, along with ACFS. Upon formation, ACFS contributed all of its equity investments held as of September 30, 1999 at fair value; the Company contributed $50,000 of capital. The investments contributed by ACFS consisted of the following common stock investments:

                                            Fair Value at        Fair Value at
                                          September 30, 1999   December 31, 1999
                                          ------------------   -----------------
         Biddeford Textile Corporation       $      5,687        $      2,173
         Erie Forge & Steel, Inc.                   2,694               2,553
         Mobile Tool International, Inc.            1,984               1,984
                                             ------------        ------------
                                             $     10,365        $      6,710
                                             ============        ============

            Under the terms of the partnership agreement, the Company has guaranteed the fair value of the assets contributed by ACFS. The Company will share in 90% of the income and losses of the partnership; however, if the losses of the partnership reduce the capital below the original basis, the Company will be responsible for 100% of all losses below the original basis. ACFS will receive 10% of investment income and losses to the extent that its original capital account basis is not impaired. In the event that investment losses cause the capital of the partnership to decrease below the original basis, ACFS will not be responsible for any losses. For the year ended December 31, 1999, the Company recorded unrealized depreciation of 3,655 on its investment in ACS Equities, LP; a corresponding liability to ACS Equities, LP of $3,655 is included in other liabilities.

Note 16. Selected Quarterly Data (Unaudited)

                                                                                Year Ended December 31, 1999
                                                                     --------------------------------------------------
                                                                        QTR 1         QTR 2        QTR 3       QTR 4
                                                                        -----         -----        -----       -----
Total operating income                                               $     6,520   $  7,155     $    9,143   $   10,587
Net operating income                                                       4,727      5,084          6,664        8,186
Net increase in shareholders' equity resulting from operations             7,024      6,161         10,234       73,782
Basic earnings per common share                                             0.63       0.55           0.69         4.14
Diluted earnings per common share                                           0.62       0.53           0.66         4.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the information provided in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 3, 2000 (the "2000 Proxy Statement") under the headings "ELECTIONS OF DIRECTORS" and "SECTION (16) (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE".

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the information provided in the 2000 Proxy Statement under the heading "COMPENSATION OF EXECUTIVE OFFICERS" and "DIRECTOR COMPENSATION".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference to the information provided in the 2000 Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the information provided in the 2000 Proxy Statement under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1)  The following financial statements are filed herewith:

                  AMERICAN CAPITAL STRATEGIES, LTD.

                  Report of Independent Auditors

                  Balance Sheets as of December 31, 1999 and 1998

                  Schedules of Investments as of December 31, 1999 and 1998

                  Statements of Operations for the Years Ended December 31, 1999 and 1998, the Three Months Ended December 31, 1997, and the Nine Months September 30, 1997.

                  Statements of Shareholders' Equity for the Years Ended December 31, 1999 and 1998, the Three Months Ended December 31, 1997, and the Nine Months September 30, 1997.

                  Statement of Cash Flows for the Years Ended December 31, 1999 and 1998, the Three Months Ended December 31, 1997, and the Nine Months Ended September 30, 1997.

                  Financial Highlights for the Years Ended December 31, 1999 and 1998, and the Three Months Ended December 31, 1997

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

         (3) The following exhibits are filed herewith or incorporated herein by reference

Exhibit           Description
-------           -----------

*3.1 American Capital Strategies, Ltd. Second Amended and Restated of Certificate of Incorporation, incorporated herein by reference Exhibit a of the Pre-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-29943) filed August 12, 1997, as amended by a certain Amendment No. 1 filed herewith.

*3.2 American Capital Strategies, Ltd. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit b of the Pre-Effective Amendment Number 1 to the Registration Statement Form N-2 (File No. 333-29943) filed on August 12, 1997.

*4.1.             Instruments defining the rights of holders of securities: See
                  Article IV of the Company's Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Amendment No. 1 to the Form N-2 filed by the Company, filed on August 12, 1997 (Commission File No. 333-29943).

*4.2              Instruments defining the rights of holders of securities: See
                  Section I of the Company's Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to the Form N-2 filed by the Company, filed on August 12, 1997 (Commission File No. 333-29943).

*+10.1 Second Amended and Restated Employment Agreement between the Company and David Gladstone, dated as of August 6, 1999, incorporated herein by reference to Exhibit 10.1 on Form 10-Q for the quarter ended September 30, 1999, filed on November 15, 1999.

*+10.2 Amended and Restated Employment Agreement between the Company and Adam Blumenthal, dated June 7, 1999, incorporated herein by reference Exhibit 10.6 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333- 79377), filed August 5, 1999.

*+10.3 Amended and Restated Employment Agreement between the Company and Roland Cline, dated June 7, 1999, incorporated herein by reference Exhibit 10.7 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-79377), filed August 5, 1999.

*+10.4 Stock Option Exercise Agreement between the Company and Adam Blumenthal, dated June 7, 1999, incorporated herein by reference Exhibit 10.8 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-79377), filed August 5, 1999.

*+10.5 Stock Option Exercise Agreement between the Company and Roland Cline, dated June 7, 1999, incorporated herein by reference
                  Exhibit 10.9 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333- 79377), filed August 5, 1999.

*+10.6 Stock Option Exercise Agreement between the Company and Malon Wilkus, dated June 7, 1999, incorporated herein by reference
                  Exhibit 10.10 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333- 79377), filed August 5, 1999.

*+10.7 Stock Option Exercise Agreement between the Company and John Erickson, dated June 7, 1999, incorporated herein by reference
                  Exhibit 10.11 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333- 79377), filed August 5, 1999.

*+10.8            Stock Option Exercise Agreement between the Company and David
                  J. Gladstone, dated September 6, 1999, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ending September 30, 1999, filed November 15, 1999.

*+10.9 Letter Agreement Regarding the Exercise of Options between the Company and David Gladstone, dated as of July 8, 1999, incorporated herein by reference Exhibit 10.13 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333- 79377), filed August 5, 1999.

*+10.10 Purchase Note by Adam Blumenthal in favor of the Company, dated as of June 7, 1999, incorporated herein by reference
                  Exhibit 10.14 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333- 79377), filed August 5, 1999.

*+10.11 Purchase Note by Roland Cline in favor of the Company, dated as of June 7, 1999, incorporated herein by reference Exhibit
                  10.15 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333- 79377), filed August 5, 1999.

*+10.12 Purchase Note by Malon Wilkus in favor of the Company, dated as of June 7, 1999, incorporated herein by reference Exhibit
                  10.16 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333- 79377), filed August 5, 1999.

*+10.13 Purchase Note by John Erickson in favor of the Company, dated as of June 7, 1999, incorporated herein by reference Exhibit
                  10.17 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333- 79377), filed August 5, 1999.

*+10.14 Purchase Note by David J. Gladstone in favor of the Company, dated as of September 6, 1999, incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ending September 30, 1999, filed November 15, 1999.

+10.15 Split Dollar Agreement between the Company and Adam Blumenthal dated as of September 7, 1999, filed herewith.

+10.16 Split Dollar Agreement between the Company and Roland Cline dated as of September 7, 1999, filed herewith.

*+10.17 Split Dollar Agreement dated as of September 7, 1999, among the Company David J. Gladstone and the David J. Gladstone Irrevocable Insurance Trust, Lorna Gladstone, Trustee, incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 1999, filed November 15, 1999.

*10.18 Purchase and Sale Agreement between ACS Funding Trust I and American Capital Strategies, Ltd., dated as of March 31, 1999, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.

*10.19 Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, First Union Capital Markets Corp., First Union National Bank, Norwest Bank Minnesota, N.A. and certain investors named therein, together with all exhibits thereto, dated as of March 31, 1999, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999, as amended by a certain Amendment No. 1 dated as of June 30, 1999, an Amendment No. 2 dated as of September 24, 1999 and an Amendment No. 3 dated as of December 14, 1999, each of which is filed herewith.

10.20 Amended, Restated and Substituted Investor Note in the amount of $225,000,000 made by ACS Funding Trust I in favor of certain Investors specified therein, dated as of March 31, 1999, filed herewith.

10.21 Amended, Restated and Substituted VFCC Note in the principal amount of $225,000,000 made by ACS Funding Trust I in favor of First Union Securities, Inc., dated as of March 31, 1999, filed herewith.

10.22 Amended, Restated and Substituted FUNB Note in the aggregate principal amount of $10,000,000 made by ACS Funding Trust I in favor of First Union National Bank, dated as of March 31, 1999, filed herewith.

*10.23 Pledge and Security Agreement among American Capital Strategies, Ltd., ACS Funding Trust I and Norwest Bank Minnesota, N.A., dated as of March 31, 1999, incorporated herein by reference to Exhibit 10.6 on Form 10-Q for the quarter ended Mach 31, 1999, filed May 17, 1999.

*10.24 Escrow Agreement between American Capital Strategies, Ltd. and Norwest Bank Minnesota, N.A., dated as of March 31, 1999, incorporated herein by reference to Exhibit 10.7 of Form 10-Q for the quarter ended Mach 31, 1999, filed May 17, 1999.

*10.25 Lock-Box Agreement between ACS Funding Trust I and LaSalle National Bank, dated as of March 31, 1999, incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended Mach 31, 1999, filed May 17, 1999.

*10.26 Certificate of Trust of ACS Funding Trust I, dated as of March 26, 1999, incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended Mach 31, 1999, filed May 17, 1999.

*10.27 Trust Agreement among American Capital Strategies, Ltd., as grantor and owner, Malon Wilkus, as beneficiary trustee, and Evelyne Steward and William Holloran, as independent trustees, dated as of March 26, 1999, incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended Mach 31, 1999, filed May 17, 1999.

*21 Subsidiaries of the Company and jurisdiction of incorporation, incorporated herein by reference to Item 27 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333- 79377), filed August 5, 1999.

23                Consent of Ernst & Young LLP, filed herewith.

27                Financial Data Schedule, filed herewith.

-----------------
* Fully or partly previously filed
+ Management contract or compensatory plan

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

                                            AMERICAN CAPITAL STRATEGIES, LTD.

                                            By:  /s/ John R. Erickson
                                                 -----------------------
                                                 John R. Erickson
                                                 Vice President and
                                                 Chief Financial Officer

Date: March 28, 2000

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

      Name                                              Title                               Date
      ----                                              -----                               ----

 /s/ Malon Wilkus
------------------------             Chairman and Chief Executive Officer             March 28, 2000
Malon Wilkus

/s/ David Gladstone
------------------------             Vice Chairman and Director                       March 28, 2000
David Gladstone

/s/ Adam Blumenthal
------------------------             President, Chief Operating Officer, and          March 28, 2000
Adam Blumenthal                        Director

/s/ John R. Erickson
------------------------             Vice President and Chief Financial Officer       March 28, 2000
John R. Erickson                       (Principal Financial and Accounting Officer)

/s/ Robert L. Allbritton
------------------------             Director                                         March 28, 2000
Robert L. Allbritton

/s/ Alvin N. Puryear
------------------------             Director                                         March 28, 2000
Alvin N. Puryear

/s/ Neil M. Hahl
------------------------             Director                                         March 28, 2000
Neil M. Hahl

/s/ Philip R. Harper
------------------------             Director                                         March 28, 2000
Philip R. Harper

/s/ Stan Lundine
------------------------             Director                                         March 28, 2000
Stan Lundine


------------------------             Director
Steven P. Walko
