Form 10-Q
period 2000-03-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2000-05-15
CIK 817473

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                      For the Quarter Ended March 31, 2000.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of May 3, 2000 was 18,270,108.

================================================================================

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of  March 31, 2000 and December 31, 1999....................................1
         Schedules of Investments as of March 31, 2000 and December 31, 1999...........................2
         Statements of Operations for the three months ended
                   March 31, 2000 and 1999.............................................................6
         Statement of Shareholders' Equity for the three months ended
                   March 31, 2000 and March 31, 1999...................................................7
         Statements of Cash Flows for the three months ended
                   March 31, 2000 and 1999.............................................................8
         Financial Highlights for the three months ended
                   March 31, 2000 and 1999.............................................................9
         Notes to Unaudited Financial Statements.......................................................10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation


         Introduction..................................................................................13
         Results of Operations.........................................................................15
         Financial Condition, Liquidity and Capital Resources..........................................17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................19
Item 2.  Changes in Securities.........................................................................19
Item 3.  Defaults upon Senior Securities...............................................................19
Item 4.  Submission of Matters to a Vote of Security Holders...........................................19
Item 5.  Other Information.............................................................................19
Item 6.  Exhibits and Reports on Form 8-K..............................................................19


Signature..............................................................................................20


PART I. FINANCIAL INFORMATION


                        AMERICAN CAPITAL STRATEGIES, LTD.
                                 BALANCE SHEETS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                        March 31,       December 31,
                                                                                           2000             1999
                                                                                      -------------     ------------
Assets

Cash and cash equivalents                                                           $         4,577    $         2,037
Investments at fair value (cost of $336,731 and $305,264, respectively)                     419,788            377,554
Investment in unconsolidated operating subsidiary                                             4,335              4,893
Due from unconsolidated operating subsidiary                                                  6,495              2,331
Interest receivable                                                                           3,761              2,417
Other                                                                                         5,880              6,140
                                                                                    ---------------    ---------------

Total assets                                                                        $       444,836    $       395,372
                                                                                    ===============    ===============


Liabilities and Shareholders' Equity

Revolving credit facility                                                           $       117,212             78,545
Accrued dividends payable                                                                        --                547
Other                                                                                         4,358              4,535
                                                                                     --------------     --------------

Total liabilities                                                                           121,570             83,627

Shareholders' equity

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized,
   0 issued and outstanding                                                                      --                 --
Common stock, $.01 par value, 70,000 shares authorized, and 18,270 and 18,252
   issued and outstanding, respectively                                                         183                183
Capital in excess of par value                                                              256,297            255,922
Notes receivable from sale of common stock                                                  (23,003)           (23,052)
Undistributed net realized earnings                                                           1,409              1,080
Unrealized appreciation of investments                                                       88,380             77,612
                                                                                    ---------------    ---------------

Total shareholders' equity                                                                  323,266            311,745
                                                                                    ---------------    ---------------

Total liabilities and shareholders' equity                                          $       444,836    $       395,372
                                                                                    ===============    ===============


See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2000
                                   (Unaudited)
                      (In thousands except per share data)

                                                                       Industry                         Cost       Fair Value
                                                                       --------                         ----       ----------
Senior Debt--11.25%
-------------------
BIW Connector Systems, LLC                                             Manufacturing                   $   3,191     $  3,191
JAG Industries, Inc. (2)                                               Manufacturing                       1,177        1,177
Chance Coach, Inc. (2)                                                 Bus Manufacturer                    1,018        1,018
Cycle Gear, Inc.                                                       Motor Cycle Accessories               750          750
EuroCaribe Packing Company, Inc. (2)                                   Meat Processing                     6,098        6,098
Patriot Medical Technologies, Inc. (2)                                 Repair Services                     3,250        3,250
Tube City Olympic of Ohio, Inc.                                        Mill Services                       9,700        9,700
MBT International Inc. (2)                                             Musical Instrument                  3,975        3,975
                                                                       Distributor
Caswell-Massey Holdings Corp.                                          Toiletries                          2,000        2,000
Warner Power, LLC                                                      Power Systems and Electric          4,838        4,838
                                                                       Ballasts
Fulton Bellows & Components, Inc. (2)                                  Bellows Manufacturer               11,700       11,700
                                                                                                       ---------     --------
     Subtotal                                                                                             47,697       47,697

Subordinated Debt--53.20%
-------------------------
BIW Connector Systems, LLC                                             Manufacturing                       6,630        6,630
Westwind Group Holdings, Inc.                                          Restaurant                          2,998        2,998
JAG Industries, Inc. (2)                                               Manufacturing                       2,399        2,399
Chance Coach, Inc. (2)                                                 Bus Manufacturer                    7,661        7,661
The L.A. Studios, Inc.                                                 Audio Production                    2,488        2,488
Decorative Surfaces International, Inc. (2)                            Decorative Paper & Vinyl Mfg.       5,640        5,640
New Piper Aircraft, Inc.                                               Aircraft Manufacturing             18,067       18,067
Electrolux, LLC                                                        Vacuum Cleaners                     8,054        8,054
Cycle Gear, Inc.                                                       Motor Cycle Accessories             3,119        3,119
Confluence Holdings Corp.                                              Canoes & Kayaks                     9,165        9,165
EuroCaribe Packing Company, Inc. (2)                                   Meat Processing                     8,989        8,989
Starcom Holdings, Inc.                                                 Electrical Contractor              18,992       18,992
Centennial Broadcasting, Inc.                                          Radio Stations                     17,402       17,402
Lion Brewery, Inc. (2)                                                 Malt Beverages                      5,967        5,967
Auxi-Health, Inc.                                                      Home Health Care                   10,169       10,169
Patriot Medical Technologies, Inc. (2)                                 Repair Services                     2,496        2,496
Tube City, Inc.                                                        Mill Services                       6,120        6,120
Erie County Plastics Corporation                                       Molded Plastic Manufacturing        8,873        8,873
Aeriform Corporation                                                   Packaged Industrial Gas             7,912        7,912
MBT International, Inc. (2)                                            Musical Instrument                  6,531        6,531
                                                                       Distributor
Dixie Trucking Company, Inc. (2)                                       Overnight Shorthaul Delivery        4,067        4,067
Caswell-Massey Holdings Corp.                                          Toiletries                          1,688        1,688
Transcore Holdings, Inc.                                               Transportation Info. Mgmt.          5,248        5,248
                                                                       Services
The Inca Group (2)                                                     Manufacturing                      11,272       11,272
Crosman Corporation                                                    Small Arms                          3,738        3,738
Parts Plus Group                                                       Auto Parts Distributor              4,131        4,131
IGI, Inc.                                                              Veterinary vaccines                 5,099        5,099
Clear Communications Group                                             Communications Networks            10,423       10,423
Warner Power, LLC                                                      Power Systems and Electric          3,892        3,892
                                                                       Ballasts
A.H. Harris & Sons, Inc.                                               Construction Material               4,739        4,739
                                                                       Distribution
Fulton Bellows & Components, Inc. (2)                                  Bellows Manufacturer                6,695        6,695
A&M Cleaning Products, Inc.                                            Household Cleaning Products         4,970        4,970
                                                                                                       ---------    ---------
     Subtotal                                                                                            225,634      225,634

Convertible Preferred Stock--2.76%
----------------------------------
Chance Coach, Inc. (2) 12% dividend convertible into 20% of Co.        Bus Manufacturer                    2,000        2,793
Decorative Surfaces International, Inc. (2) prime rate plus 4%
     dividend convertible into 2.9% of Co.                             Decorative Paper & Vinyl Mfg.         751          751
Patriot Medical Technologies, Inc. (2) 8% dividend convertible into    Repair Services                     1,040        1,040
     16.9% of Co.
MBT International, Inc. (1)(2) convertible into 53.1% of Co.           Musical Instrument                  2,250        2,250
                                                                       Distributor
Transcore Holdings, Inc. (2) 8% dividend convertible into 0.7% of Co.  Transportation Service                312          312
Parts Plus Group (1) convertible into 1.9% of Co.                      Auto Parts Distributor                556          556
Fulton Bellows & Components, Inc. (1)(2) convertible into 40% of Co.   Bellows Manufacturer                3,000        3,000
A&M Cleaning Products, Inc. (1) convertible into 8.2% of Co.           Household Cleaning Products         1,000        1,000
                                                                                                       ---------    ---------
     Subtotal                                                                                             10,909       11,702

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                      SCHEDULE OF INVESTMENTS -- CONTINUED
                                 March 31, 2000
                                   (Unaudited)
                      (In thousands except per share data)

                                                                       Industry                         Cost       Fair Value
                                                                       --------                         ----       ----------
Common Stock and Membership Interest Warrants(1)--13.35%
--------------------------------------------------------
BIW Connector Systems, LLC 8% of LLC                                   Manufacturing                   $     652     $    652
Westwind Group Holdings, Inc. 5% of Co.                                Restaurant                            350          244
JAG Industries, Inc. (2) 75% of Co.                                    Manufacturing                         505           --
Chance Coach, Inc. (2) 43.2% of Co.                                    Bus Manufacturer                    4,041        5,950
The L.A. Studios, Inc. 17% of Co.                                      Audio Production                      902        1,176
Decorative Surfaces International, Inc. (2) 42.3% of Co.               Decorative Paper & Vinyl Mfg.       4,571        4,394
New Piper Aircraft, Inc. 4% of Co.                                     Aircraft Manufacturing              2,231        2,884
Cycle Gear, Inc. 27.6% of Co.                                          Motor Cycle Accessories               374          374
Confluence Holdings Corp. 18% of Co.                                   Canoes & Kayaks                     1,499        1,397
EuroCaribe Packing Company, Inc. (2) 37.1% of Co.                      Meat Processing                     1,110           --
Starcom Holdings, Inc. 17.5% of Co.                                    Electrical Contractor               3,914        5,597
Lion Brewery, Inc. (2) 54% of Co.                                      Malt Beverages                        675        2,395
Auxi Health, Inc. 20% of Co.                                           Home Health Care                    2,599        1,856
Patriot Medical Technologies, Inc. (2) 14.9% of Co.                    Repair Services                       612          612
Tube City, Inc. 14.75% of Co.                                          Mill Services                       2,523        2,523
Erie County Plastics Corporation 8% of Co.                             Molded Plastic Manufacturing        1,170        1,170
MBT International, Inc. (2) 30.6% of Co.                               Musical Instrument Distributor      1,214        1,214
Dixie Trucking Company, Inc. (2) 32% of Co.                            Overnight Shorthaul Delivery          141          141
Caswell-Massey Holdings Corp. 24% of Co.                               Toiletries                            552          552
Transcore Holdings, Inc. 6.6% of Co.                                   Transportation Info. Mgmt.          1,694        1,856
                                                                       Services
The Inca Group (2)  66.5% of Co.                                       Manufacturing                       3,060        3,060
Crosman Corporation 3.5% of Co.                                        Small Arms                            330          330
Parts Plus Group 2.4% of Co.                                           Auto Parts Distributor                333          333
IGI, Inc. 16.7% of Co.                                                 Veterinary Vaccines                 2,003        3,338
Clear Communications Group 11.5% of Co.                                Communications Networks             2,698       10,327
Warner Power, LLC (2) 53.1% of LLC                                     Power Systems and Electric          1,629        1,629
                                                                       Ballasts
A.H. Harris & Sons, Inc. 3.5% of Co.                                   Construction Material                 267          267
                                                                       Distribution
Fulton Bellows & Components, Inc. (2) 20% of Co.                       Bellows Manufacturer                1,305        1,305
A&M Cleaning Products, Inc. 13.7% of Co.                               Household Cleaning Products         1,030        1,030
                                                                                                       ---------     --------
     Subtotal                                                                                             43,984       56,606

Common Stock and Membership Interests(1)--18.46%
------------------------------------------------
Chance Coach, Inc. (2) 20.5% of Co.                                    Bus Manufacturer                    1,896        2,793
Electrolux, LLC 2.5% of Co.                                            Vacuum Cleaners                       246        1,144
Confluence Holdings Corp. 0.7% of Co.                                  Canoes & Kayaks                        45           17
Starcom Holdings, Inc. 2.8% of Co.                                     Electrical Contractor                 616          896
The Inca Group  (2)  18.5% of Co.                                      Manufacturing                         850          850
Capital.com, Inc. (2) 85% of Co.                                       Internet-based Financial            1,492       72,500
                                                                       Portal
Wrenchead.com, Inc. 1% of Co.                                          Internet-based Auto Parts              --          104
                                                                       Distributor
ACS Equities, LP (2) 90% of LP                                         Investment Partnership              3,362           --
                                                                                                       ---------     --------
     Subtotal                                                                                              8,507       78,304
                                                                                                       ---------     --------
                                                                                                         336,731      419,943

Interest Rate Basis Swap Agreements--(0.04)%
--------------------------------------------
  No. of     Notional     Notional   Receive     Pay
Contracts     Amount        Date       Rate      Rate
---------    --------     --------   -------    -------
   4        $  61,325    4/10/04    Floating  Floating                                                       --          (155)
                                                                                                       ---------     --------
                                                                       Total Investments                 336,731      419,788
                                                                                                       =========     ========
Investment in Unconsolidated Operating Subsidiary--1.02%
--------------------------------------------------------
American Capital Financial Services (1)(2) 100% of Co.                 Investment Banking                    403        4,335
                                                                                                       ---------     --------
     Totals                                                                                            $ 337,134     $424,123
                                                                                                       =========     ========

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)
                      (In thousands except per share data)

                                                                       Industry                         Cost       Fair Value
                                                                       --------                         ----       ----------
Senior Debt--9.53%
------------------
BIW Connector Systems, LLC                                             Manufacturing                   $   3,404     $  3,404
JAG Industries, Inc. (2)                                               Manufacturing                       1,200        1,200
Chance Coach, Inc. (2)                                                 Bus Manufacturer                    1,071        1,071
Cycle Gear, Inc.                                                       Motor Cycle Accessories               750          750
EuroCaribe Packing Company, Inc. (2)                                   Meat Processing                     6,276        6,276
Patriot Medical Technologies, Inc. (2)                                 Repair Services                     3,250        3,250
Tube City Olympic of Ohio, Inc.                                        Mill Services                       9,700        9,700
MBT International Inc. (2)                                             Musical Instrument                  4,200        4,200
                                                                       Distributor
Caswell-Massey Holdings Corp.                                          Toiletries                          2,000        2,000
Warner Power, LLC                                                      Power Systems and Electric          4,610        4,610
                                                                                                       ---------     --------
                                                                       Ballasts
     Subtotal                                                                                             36,461       36,461

Subordinated Debt--55.35%
-------------------------
BIW Connector Systems, LLC                                             Manufacturing                       6,829        6,829
Westwind Group Holdings, Inc.                                          Restaurant                          2,984        2,984
JAG Industries, Inc. (2)                                               Manufacturing                       2,385        2,385
Chance Coach, Inc. (2)                                                 Bus Manufacturer                    7,520        7,520
The L.A. Studios, Inc.                                                 Audio Production                    2,466        2,466
Decorative Surfaces International, Inc. (2)                            Decorative Paper & Vinyl Mfg.       5,606        5,606
New Piper Aircraft, Inc.                                               Aircraft Manufacturing             18,023       18,023
Electrolux, LLC                                                        Vacuum Cleaners                     7,849        7,849
Cycle Gear, Inc.                                                       Motor Cycle Accessories             2,262        2,262
Confluence Holdings Corp.                                              Canoes & Kayaks                     8,812        8,812
EuroCaribe Packing Company, Inc. (2)                                   Meat Processing                     8,971        8,971
Starcom Holdings, Inc.                                                 Electrical Contractor              18,929       18,929
Centennial Broadcasting, Inc.                                          Radio Stations                     16,975       16,975
Lion Brewery, Inc. (2)                                                 Malt Beverages                      5,975        5,975
Auxi-Health, Inc.                                                      Home Health Care                   10,136       10,136
Patriot Medical Technologies, Inc. (2)                                 Repair Services                     2,487        2,487
Tube City, Inc.                                                        Mill Services                       6,017        6,017
Erie County Plastics Corporation                                       Molded Plastic Manufacturing        8,858        8,858
Aeriform Corporation                                                   Packaged Industrial Gas             7,774        7,774
MBT International, Inc. (2)                                            Musical Instrument                  6,439        6,439
                                                                       Distributor
Dixie Trucking Company, Inc. (2)                                       Overnight Shorthaul Delivery        4,064        4,064
Caswell-Massey Holdings Corp.                                          Toiletries                          1,670        1,670
Transcore Holdings, Inc.                                               Transportation Info. Mgmt.          5,656        5,656
                                                                       Services
The Inca Group (2)                                                     Manufacturing                      11,177       11,177
Crosman Corporation                                                    Small Arms                          3,702        3,702
Parts Plus Group                                                       Auto Parts Distributor              4,119        4,119
IGI, Inc.                                                              Veterinary vaccines                 5,037        5,037
Clear Communications Group                                             Communications Networks            10,348       10,348
Warner Power, LLC                                                      Power Systems and Electric          3,871        3,871
                                                                       Ballasts
A.H. Harris & Sons, Inc.                                               Construction Material               4,733        4,733
                                                                       Distribution                    ---------     --------
     Subtotal                                                                                            211,674      211,674

Convertible Preferred Stock--2.00%
----------------------------------
Chance Coach, Inc. (2) 12% dividend convertible into 20% of Co.        Bus Manufacturer                    2,000        2,793
Decorative Surfaces International, Inc. (2) prime rate plus 4%
     dividend convertible into 2.9% of Co.                             Decorative Paper & Vinyl Mfg.         728          728
Patriot Medical Technologies, Inc. (2) 8% dividend convertible into    Repair Services                     1,020        1,020
     16.9% of Co.
MBT International, Inc. (1)(2) convertible into 53.1% of Co.           Musical Instrument Distributor      2,250        2,250
Transcore Holdings, Inc. (2) 8% dividend convertible into 0.7% of Co.  Transportation Service                306          306
Parts Plus Group (1) convertible into 1.9% of Co.                      Auto Parts Distributor                556          556
                                                                                                       ---------     --------
     Subtotal                                                                                              6,860        7,653

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                      SCHEDULE OF INVESTMENTS -- CONTINUED
                                December 31, 1999
                                   (Unaudited)
                      (In thousands except per share data)

                                                                       Industry                         Cost       Fair Value
                                                                       --------                         ----       ----------
Common Stock and Membership Interest Warrants(1)--11.48%
--------------------------------------------------------
BIW Connector Systems, LLC 8% of LLC                                   Manufacturing                   $     652     $    451
Westwind Group Holdings, Inc. 5% of Co.                                Restaurant                            350          244
JAG Industries, Inc. (2) 75% of Co.                                    Manufacturing                         505           --
Chance Coach, Inc. (2) 43.2% of Co.                                    Bus Manufacturer                    4,041        5,950
The L.A. Studios, Inc. 17% of Co.                                      Audio Production                      902          902
Decorative Surfaces International, Inc. (2) 42.3% of Co.               Decorative Paper & Vinyl Mfg.       4,571        4,394
New Piper Aircraft, Inc. 4% of Co.                                     Aircraft Manufacturing              2,231        2,884
Cycle Gear, Inc. 27.6% of Co.                                          Motor Cycle Accessories               374          374
Confluence Holdings Corp. 18% of Co.                                   Canoes & Kayaks                     1,319        1,217
EuroCaribe Packing Company, Inc. (2) 37.1% of Co.                      Meat Processing                     1,110        1,046
Starcom Holdings, Inc. 17.5% of Co.                                    Electrical Contractor               3,914        3,914
Lion Brewery, Inc. (2) 54% of Co.                                      Malt Beverages                        675        1,863
Auxi Health, Inc. 20% of Co.                                           Home Health Care                    2,599        1,856
Patriot Medical Technologies, Inc. (2) 14.9% of Co.                    Repair Services                       612          612
Tube City, Inc. 14.75% of Co.                                          Mill Services                       2,523        2,523
Erie County Plastics Corporation 8% of Co.                             Molded Plastic Manufacturing        1,170        1,170
MBT International, Inc.  (2) 30.6% of Co.                              Musical Instrument                  1,214        1,214
                                                                       Distributor
Dixie Trucking Company, Inc. (2) 32% of Co.                            Overnight Shorthaul Delivery          141          141
Caswell-Massey Holdings Corp. 24% of Co.                               Toiletries                            552          552
Transcore Holdings, Inc. 6.6% of Co.                                   Transportation Info. Mgmt.          1,694        1,694
                                                                       Services
The Inca Group (2)  66.5% of Co.                                       Manufacturing                       3,060        3,060
Crosman Corporation 3.5% of Co.                                        Small Arms                            330          330
Parts Plus Group 2.4% of Co.                                           Auto Parts Distributor                333          333
IGI, Inc. 16.7% of Co.                                                 Veterinary Vaccines                 2,003        2,587
Clear Communications Group 11.5% of Co.                                Communications Networks             2,698        2,698
Warner Power, LLC (2) 53.1% of LLC                                     Power Systems and Electric          1,629        1,629
                                                                       Ballasts
A.H. Harris & Sons, Inc. 3.5% of Co.                                   Construction Material                 267          267
                                                                       Distribution                    ---------     --------
     Subtotal                                                                                             41,469       43,905

Common Stock and Membership Interests(1)--20.40%
------------------------------------------------
Chance Coach, Inc. (2) 20.5% of Co.                                    Bus Manufacturer                    1,896        2,793
Electrolux, LLC 2.5% of Co.                                            Vacuum Cleaners                       246        1,144
Confluence Holdings Corp. 0.7% of Co.                                  Canoes & Kayaks                        45           17
Starcom Holdings, Inc. 2.8% of Co.                                     Electrical Contractor                 616          616
The Inca Group  (2)  18.5% of Co.                                      Manufacturing                         850          850
Capital.com, Inc. (2) 85% of Co.                                       Internet-based Financial            1,492       72,500
                                                                       Portal
Wrenchead.com, Inc. 1% of Co.                                          Internet-based Auto Parts              --          104
                                                                       Distributor
ACS Equities, LP (2) 90% of LP                                         Investment Partnership              3,655           --
                                                                                                       ---------     --------
     Subtotal                                                                                              8,800       78,024
                                                                                                       ---------     --------
                                                                                                         305,264      377,717
Interest Rate Basis Swap Agreements--(0.04)%
--------------------------------------------
  No. of     Notional     Notional   Receive     Pay
Contracts     Amount        Date       Rate      Rate
---------    --------     --------   -------    -------
     4       $  61,325    4/10/04    Floating  Floating                                                      --          (163)
                                                                                                       ---------     --------
                                                                       Total Investments                 305,264      377,554
                                                                                                       =========     ========
Investment in Unconsolidated Operating Subsidiary--1.28%
--------------------------------------------------------
American Capital Financial Services (1)(2) 100% of Co.                 Investment Banking                    403        4,893
                                                                                                       ---------     --------
     Totals                                                                                            $ 305,667     $382,447
                                                                                                       =========     ========

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                               Three Months        Three Months
                                                                                  Ended               Ended
                                                                              March 31, 2000      March 31, 1999
                                                                              --------------      --------------
Operating income:

Interest and dividend income                                                $      11,038       $       5,854
Loan fees                                                                             480                 666
                                                                            -------------       -------------

Total operating income

Operating expenses:

Salaries and benefits                                                                 164                 310
General and administrative                                                            471                 294
Interest                                                                            1,779                 794
                                                                            -------------       -------------

Total operating expenses

Operating income before equity in loss of unconsolidated operating
    subsidiary                                                                      9,104               5,122
Equity in loss of unconsolidated operating subsidiary                                (558)               (395)
                                                                            -------------       -------------

Net operating income                                                                8,546               4,727
Net realized gain on investments                                                       --                 316
Increase in unrealized appreciation of investments                                 10,768               1,981
                                                                            -------------       -------------

Net increase in shareholders' equity resulting from operations              $      19,314       $       7,024
                                                                            =============       =============

Net operating income per share:
                                    Basic                                   $        0.48       $        0.43
                                    Diluted                                 $        0.47       $        0.42

Earnings per common share:
                                    Basic                                   $        1.08       $        0.63
                                    Diluted                                 $        1.05       $        0.62

Weighted average shares of          Basic                                          17,833              11,070
    common stock outstanding        Diluted                                        18,351              11,279

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                      (In thousands except per share data)


                                                                            Notes
                                                           Capital in    Receivable    Undistributed   Unrealized       Total
                                         Common Stock       Excess of   From Sale of   Net Realized   Appreciation   Shareholders'
                                      Shares      Amount    Par Value   Common Stock     Earnings    of Investments      Equity
                                      ------      ------    ---------   ------------     --------    --------------  ----------

Balance at December 31, 1998             11,081  $     111  $ 145,245   $     (300)    $    (116)    $      7,783    $   152,723
                                    ===========  =========  =========   ===========    ==========    ============    ===========

  Issuance of common stock under
     the 1997 Stock Option Plan              20         --        280            --            --              --            280
  Issue of common stock under the
     Dividend Reinvestment Plan              11         --        188            --            --              --            188
  Issuance of restricted stock               10         --        166            --            --              --            166
  Issuance of note receivable
     from sale of common stock               --         --         --         (280)            --              --          (280)
  Net increase in shareholders'
     equity resulting from                   --         --         --            --         5,043           1,981          7,024
     operations
  Distributions                              --         --         --            --       (4,555)              --        (4,555)
                                    -----------  ---------  ---------   -----------    ----------    ------------    -----------

Balance at March 31, 1999                11,122  $     111  $ 145,879   $     (580)    $      372    $      9,764    $   155,546
                                    ===========  =========  =========   ===========    ==========    ============    ===========


Balance at December 31, 1999             18,252  $     183  $ 255,922   $  (23,052)    $    1,080    $     77,612    $   311,745
                                    ===========  =========  =========   ===========    ==========    ============    ===========

  Issuance of common stock under
     stock option plans                      10         --        187         (195)            --              --            (8)
  Issue of common stock under the
     Dividend Reinvestment Plan               8         --        188            --            --              --            188
  Termination of notes receivable
     from sale of common stock               --         --         --           244            --              --            244
  Net increase in shareholders'
     equity resulting from                   --         --         --            --         8,546          10,768         19,314
     operations
  Distributions                              --         --         --            --       (8,217)              --        (8,217)
                                    -----------  ---------  ---------   -----------    ----------    ------------    -----------

Balance at March 31, 2000                18,270  $     183  $ 256,297   $  (23,003)    $    1,409    $     88,380    $   323,266
                                    ===========  =========  =========   ===========    ==========    ============    ===========

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                            Three Months     Three Months
                                                                                               Ended            Ended
                                                                                              March 31,        March 31,
                                                                                                2000             1999
                                                                                           -------------    -------------

Operating activities
    Net increase in shareholders' equity resulting from operations                         $     19,314     $       7,024
       Adjustments to reconcile net increase in shareholders' equity resulting from operations to net cash provided by operating activities:
          Unrealized appreciation of investments                                                (10,768)           (1,981)
          Net realized gain on investments                                                           --              (316)
          Accretion of loan discounts                                                              (787)             (408)
          Amortization of deferred finance costs                                                    255                25
          Increase in interest receivable                                                        (1,344)             (469)
          Increase in accrued payment-in-kind dividends and interest                               (619)             (380)
          Increase in due from unconsolidated operating subsidiary                               (4,164)           (1,040)
          Increase in other assets                                                                  241               (90)
          Increase in other liabilities                                                             117               788
          Loss of unconsolidated operating subsidiary                                               558               395
                                                                                           ------------     -------------

Net cash provided by operating activities                                                         2,803             3,548
Investing activities
       Proceeds from sale or maturity of investments                                                 --            15,774
       Principal repayments                                                                       1,096             6,860
       Purchase of investments                                                                  (31,450)          (28,012)
       Purchase of securities                                                                        --            (6,900)
                                                                                           ------------     -------------

Net cash used in investing activities                                                           (30,354)          (12,278)
Financing activities
       Drawings on revolving credit facilities, net                                              38,667            10,000
       Increase in deferred financing costs                                                          --              (599)
       Issuance of common stock                                                                      --               188
       Distributions paid                                                                        (8,576)           (5,777)
                                                                                           ------------     -------------

Net cash provided by financing activities                                                        30,091             3,812
                                                                                           ------------     -------------

Net increase (decrease) in cash and cash equivalents                                              2,540            (4,918)
Cash and cash equivalents at beginning of period                                                  2,037             6,149
                                                                                           ------------     -------------

Cash and cash equivalents at end of period                                                 $      4,577     $       1,231
                                                                                           ============     =============

Supplemental Disclosures:
-------------------------
       Cash paid for interest                                                              $      1,548     $         794

Non-cash financing activities:
------------------------------
       Note receivable issued in exchange for common stock                                 $        195     $         280
       Net repayment of margin borrowings through sale of securities                                 --            18,857
       Dividends reinvested                                                                         188               188


See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)
                      (In thousands except per share data)


                                                                   Three Months Ended        Three Months Ended
                                                                     March 31, 2000            March 31, 1999
                                                                     --------------            --------------
Per Share Data (1)

Net asset value at beginning of the period                            $       17.08          $       13.80
Net operating income                                                           0.48                   0.43
Increase in unrealized appreciation on investments                             0.60                   0.20
                                                                      -------------          -------------

Net increase in shareholders' equity from operations                  $        1.08          $        0.63
Distribution of net investment income                                          0.45                   0.41
Effect of dilution of contingently issuable shares                             0.02                     --
                                                                      -------------           ------------
Net asset value at end of period                                      $       17.69          $       14.02

Per share market value at beginning of period                         $      22.750          $      17.250
Per share market value at end of period                               $      25.375          $      17.125
Total return (2)                                                              13.52%                  1.65%
Shares outstanding at end of period                                          18,270                 11,122

Ratio/Supplemental Data

Net assets at end of period                                           $     323,266          $     155,546
Ratio of operating expenses to average net assets                              0.76%                  0.91%
Ratio of net operating income to average net assets                            2.69%                  3.07%



(1) Basic per share data.
(2) Amounts were not annualized for the results of the three month periods ended March 31, 2000 and 1999.

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)


Note 1. Unaudited Interim Financial Statements

         Interim financial statements of American Capital Strategies, Ltd. (the "Company") are prepared in accordance with generally accepted accounting principles ("GAAP") for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.


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

         The Company continues to provide financial advisory services to businesses through American Capital Financial Services, Inc. ("ACFS"), a wholly-owned subsidiary. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, Chicago, and Dallas. The Company's reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly-owned subsidiary, ACFS (see Note 4). The Company has no foreign operations.


Note 3. Capital.com

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

         In considering the appropriate valuation of this investment at December 31, 1999 and March 31, 2000, in addition to the value implied by First Union's investment for a 15% equity interest, management and the Board of Directors considered several factors including:

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

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

         Based on all these factors and others that were considered, the Board of Directors valued the investment in Capital.com at $72,500 at December 31, 1999 and March 31, 2000. As a result, no increase in unrealized appreciation was recorded during the three months ended March 31, 2000. This investment represents 16% of total assets and 22% of total shareholders' equity at March 31, 2000. Realization of this valuation in subsequent periods is subject to a high degree of uncertainty including the ability of Capital.com to attract and retain financial and service providers, develop and maintain a significant customer base that will support the on going investment and capital needs of the business, attract additional investors in the business, and develop and execute an exit strategy for investors. The outcome of these matters is highly uncertain. Inability to achieve these or other factors could negatively impact future valuations of Capital.com and such differences could be material.


Note 4. Investment in Unconsolidated Operating Subsidiary

         As discussed in Note 2, ACFS is an operating subsidiary of the Company and is accounted for under the equity method effective October 1, 1997. The investment in ACFS is carried at fair value as determined by the Board of Directors.

         Condensed financial information for ACFS is as follows:

                                                                    March 31, 2000              December 31, 1999
                                                                    --------------              -----------------

Assets
     Investments in ACS Equities, LP, at fair value                 $       10,365                 $     10,365
     Other assets, net                                                       4,331                        3,572
                                                                    --------------                 ------------

Total assets                                                        $       14,696                 $     13,937
                                                                    ==============                 ============

Liabilities and Shareholder's Equity
     Deferred income taxes                                          $        1,665                 $      2,007
     Due to parent                                                           6,519                        2,331
     Other liabilities                                                       2,225                        4,706
     Shareholder's equity                                                    4,287                        4,893
                                                                    --------------                 ------------

Total liabilities and shareholder's equity                          $       14,696                 $     13,937
                                                                    ==============                 ============

                                                                  Three Months Ended            Three Months Ended
                                                                    March 31, 2000                March 31, 1999
                                                                    --------------                --------------
Operating income                                                    $          550                $        1,435
Operating expense                                                            1,451                         2,044
                                                                    --------------                --------------
Net operating loss                                                            (901)                         (609)
Realized gains on investments                                                   --                           925
Change in unrealized appreciation of investments                                --                          (954)
Other income                                                                   342                           243
                                                                    --------------                --------------

Net loss                                                            $         (559)               $         (395)
                                                                    ==============                ==============

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

Note 5. Borrowings

         As of March 31, 2000, the Company had $117,212 in borrowings outstanding under a debt funding facility. The facility expires in April 2001, at which time all outstanding principal is due and payable. Interest on borrowings under this facility is charged at one month LIBOR (6.11% at March 31, 2000) plus 150 basis points. During the three months ended March 31, 2000, the company had weighted average outstanding borrowings of $84,769 and the weighted average interest rate, including amortization of deferred finance costs, was 8.4%.


Note 6. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share.

                                                                   Three Months Ended          Three Months Ended
                                                                     March 31, 2000              March 31, 1999
                                                                     --------------              --------------

Numerator for basic and diluted earnings per share                   $     19,314                $      7,024

Denominator for basic-weighted average shares                              17,833                      11,070

Employee stock options                                                         80                         196
Warrants                                                                       17                          13
Contingently issuable shares                                                  421                          --
                                                                     ------------                ------------

Dilutive potential shares                                                     518                         209
Denominator for diluted weighted average shares                            18,351                      11,279
                                                                     ------------                ------------

Basic earnings per share                                             $       1.08                $       0.63
Diluted earnings per share                                           $       1.05                $       0.62

Note 7. Interest Rate Risk Management

         The Company enters into interest rate basis swap agreements with financial institutions as part of its strategy to manage interest rate risks and to fulfill its obligation under the terms of its debt funding facility. The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes. The Company is a party in four interest rate basis swap agreements with an aggregate notional amount of $61,325. Pursuant to these swap agreements, the Company pays a variable rate equal to the prime lending rate (9.00% at March 31, 2000) and receives a rate of the one month LIBOR (6.11% at March 31, 2000) plus a weighted average spread of 2.70%. The swaps have a remaining weighted average maturity of approximately four years. At March 31, 2000, the fair value of the interest rate basis swap agreements represented a liability of $155.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (In thousands except per share data)

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

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and the notes thereto. As discussed in Note 2, the Company completed an initial public offering ("IPO") of its common stock on August 29, 1997 and on October 1, 1997 began to operate so as to qualify to be taxed as a regulated investment company ("RIC"). After the IPO, the Company changed its primary business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to being a lender to and investor in middle market companies. As a result of the changes, the Company's predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. Additionally, pursuant to RIC accounting requirements, effective October 1, 1997, the Company's accounting for its operating subsidiary, American Capital Financial Services (ACFS), changed from a consolidated basis to the equity method.

Portfolio Composition

         The Company's primary business is investing in and lending to businesses through investments in senior debt, subordinated debt with detachable common stock warrants, preferred stock, and common stock. The total portfolio value of investments in publicly and non-publicly traded securities, excluding government securities, was $419,788 and $377,554 at March 31, 2000 and December 31, 1999, respectively. During the three months ended March 31, 2000, the Company originated investments totaling $32,000, including $1,800 in funds committed but undrawn under credit facilities, and advanced $1,250 previously committed under working capital facilities. The weighted average effective interest rate on total capital invested as of March 31, 2000 was 13.8%. Summaries of the composition of the Company's portfolio of publicly and non-publicly traded securities, excluding government securities, at March 31, 2000 and December 31, 1999 at cost and fair value are shown in the following table:

COST                            March 31, 2000                December 31, 1999
----                            --------------                -----------------

Senior debt                            14.2%                           11.9%
Subordinated debt                      67.0%                           69.4%
Convertible preferred stock             3.2%                            2.2%
Common stock warrants                  13.1%                           13.6%
Common stock                            2.5%                            2.9%


FAIR VALUE                      March 31, 2000                December 31, 1999
----------                      --------------                -----------------

Senior debt                            11.4%                            9.7%
Subordinated debt                      53.7%                           56.0%
Convertible preferred stock             2.8%                            2.0%
Common stock warrants                  13.5%                           11.6%
Common stock                           18.6%                           20.7%


         On a fair value basis, the concentration of the portfolio in common stock is due to the valuation of Capital.com. Capital.com, an Internet finance portal, was launched in July 1999 under the name of AmericanCapitalOnline.com. In

December 1999, the assets of AmericanCapitalOnline.com were contributed to Capital.com, Inc., a newly formed entity, and the site was renamed Capital.com. The total cost of the assets contributed to Capital.com by the Company was $1,492. During December, 1999, a subsidiary of First Union Corporation ("First Union") invested $15,000 in Capital.com in exchange for a 15% common equity stake and warrants to acquire up to an additional 5% of the common equity at a nominal price. The warrants are exercisable based on a subsequent valuation of Capital.com in connection with a subsequent investment or offer to invest within a year of First Union's stock purchase. If the subsequent valuation results in a value of Capital.com of $100,000 or more, the warrants will be extinguished. If the subsequent valuation results in a value of Capital.com of $75,000 or less, all the warrants will be exercisable. If the subsequent valuation results in a value between $75,000 and $100,000, a pro-rata portion of the warrants will be exercisable.

         In considering the appropriate valuation of this investment at December 31, 1999 and March 31, 2000, in addition to the value implied by First Union's investment for a 15% equity interest, management and the Board of Directors considered several factors including:

         o The valuation of comparable public company entities;
         o The very early development stage of Capital.com;
         o An estimated value for the warrants issued to First Union and the uncertainty of a subsequent valuation of Capital.com affecting the number of shares for which such warrants could be exercised.

         Based on all these factors and others that were considered, the Board of Directors valued the investment in Capital.com at $72,500 at December 31, 1999 and March 31, 2000. As a result, no increase in unrealized appreciation was recorded during the three months ended March 31, 2000. This investment represents 16% of total assets and 22% of total shareholders' equity at March 31, 2000. Realization of this valuation in subsequent periods is subject to a high degree of uncertainty including the ability of Capital.com to attract and retain financial and service providers, develop and maintain a significant customer base that will support the on going investment and capital needs of the business, attract additional investors in the business, and develop and execute an exit strategy for investors. The outcome of these matters is highly uncertain. Inability to achieve these or other factors could negatively impact future valuations of Capital.com and such differences could be material.

         The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST                         March 31, 2000                December 31, 1999
----                         --------------                -----------------

Manufacturing                       56.2%                           56.6%
Wholesale & Retail                  11.8%                           11.5%
Construction                         7.7%                            7.7%
Healthcare                           6.5%                            6.5%
Media                                5.7%                            5.5%
Telecommunications                   4.3%                            4.3%
Service                              3.5%                            3.5%
Information Technology               2.4%                            2.5%
Transportation                       1.4%                            1.4%
Internet                             0.5%                            0.5%



FAIR VALUE                   March 31, 2000                December 31, 1999
----------                   --------------                -----------------

Manufacturing                       48.8%                           46.2%
Internet                            17.3%                           19.2%
Wholesale & Retail                   8.6%                            9.3%
Construction                         6.1%                            6.2%
Healthcare                           4.9%                            5.2%
Telecommunications                   4.9%                            3.5%
Media                                4.1%                            4.5%
Service                              2.5%                            2.8%

Information Technology               1.8%                            2.0%
Transportation                       1.0%                            1.1%

         Management expects that the largest percentage of its investments will continue to be in manufacturing companies, however, the Company intends to continue to diversify its portfolio and will explore new investment opportunities in a variety of industries.

Results of Operations

         The Company's financial performance, as reflected in its Statements of Operations, is composed of three primary elements. The first element, "Net operating income," is primarily the interest and dividends earned from investing in debt and equity securities and the equity in earnings of its unconsolidated operating subsidiary less the operating expenses of the Company. The second element is "Increase in unrealized appreciation of investments," which is the net change in the estimated fair value of the Company's portfolio assets at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is "Realized gain on investments," which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company's balance sheet.

         As discussed above, as a RIC, the Company is required to account for investments in operating subsidiaries under the equity method, regardless of ownership interest. Accordingly, the Company's investment in ACFS, which prior to RIC status was consolidated, is presented under the equity method effective October 1, 1997.

         The operating results for the three months ended March 31, 2000 and March 31, 1999 are as follows:

                                                                Three Months Ended    Three Months Ended       Three Months Ended
                                                                  March 31, 2000        March 31, 1999           March 31, 1998
                                                                  --------------        --------------           --------------

Operating income                                                    $        11,518      $         6,520         $          3,292
Operating expenses                                                            2,414                1,398                      444
Equity in loss of unconsolidated operating subsidiary                          (558)                (395)                    (101)
                                                                    ----------------     ----------------        -----------------

Net operating income                                                          8,546                4,727                    2,949
Realized gain on investments                                                     --                  316                       --
Increase in unrealized appreciation of investments                           10,768                1,981                       28
                                                                    ---------------      ---------------         ----------------

Net increase in shareholders' equity resulting from operations      $        19,314      $         7,024         $          2,977
                                                                    ===============      ===============         ================

         Total operating income for the First Quarter 2000 increased 4,998, or 77%, compared to the three months ended March 31, 1999. The increase in operating income is a result of the Company closing 22 investments in private companies totaling $168 million between March 31, 1999 and March 31, 2000. For the First Quarter 2000, operating income consisted of $10,564 in interest and dividends on non-publicly traded securities, $480 in loan processing fees, and $363 in interest on bank deposits, repurchase agreements, and shareholder loans. For the First Quarter 1999, operating income consisted of $666 in loan fees, $5,813 in interest and dividends on non-publicly traded securities and $41 in interest on government agency securities, bank deposits and repurchase agreements, and shareholder loans. The First Quarter 1999 loan processing fees included $288 in prepayment fees collected as a result of the repayment of $5 million in subordinated debt and the sale of senior and subordinated debt of $3 million. The increase in interest and dividend income over the First Quarter 1999 is attributable to the increase in the total principal amount in the Company's investment portfolio and the increase in the prime lending rate from 7.75% at March 31, 1999 to 9.00% at March 31, 2000. See discussion of interest rate sensitivity below under Interest Rate Risk. As the Company increases its investment portfolio of investments, the interest and dividends the Company realizes on these securities will also increase.

         Operating expenses for the First Quarter 2000 increased $1,016, or 73%, over the same period in 1999. The increase is primarily due to the increase in interest expense from $794 in the First Quarter 1999 to $1,779 in the First Quarter 2000. Interest expense increased due to both an increase in weighted average outstanding borrowings from $41,070 in First Quarter 1999 to $84,769 in the First Quarter 2000 and an increase in the weighted average effective borrowing rate from 7.73% during First Quarter 1999 to 8.4% in the First Quarter 2000. General and administrative expenses increased from $294 in the First Quarter 1999 to $471 in the First Quarter 2000 due to higher costs related to insurance, marketing and public reporting expenses. The increase in general and administrative expenses was offset by a decrease in salaries and benefits from $310 in the First Quarter 1999 to $164 in the First Quarter 2000; the decrease is due to lower incentive compensation awarded in the First Quarter 2000.

         Equity in loss of unconsolidated operating subsidiary, which represents ACFS's results, for the First Quarter 2000 increased $163, or 41%, over the same period in 1999. For the three months ended March 31, 2000, ACFS's results included $550 of operating income, $1,451 of operating expenses and $342 in other income. For the three months ended March 31, 1999, ACFS's results included $1,435 of operating income, $2,044 of operating expenses, $925 of realized gains on investments, $954 of unrealized depreciation of investments, and $243 in other income. The decrease in ACFS's operating income was primarily due to the low amount of investment banking fees generated during the quarter compared to the First Quarter 1999. Operating expenses decreased due to lower salaries and benefits expense resulting from lower incentive compensation awarded during the First Quarter 2000. The lower operating income, offset by lower operating expenses resulted in an $164 increase in ACFS's net loss in the First Quarter 2000 compared to the First Quarter 1999.

         During the First Quarter 1999, the Company recorded a realized gain of $316 on the sale of its investment of Four S Baking Company. Total proceeds from the sale of securities, which included senior debt, subordinated debt, preferred stock, common stock warrants, and common stock, were $7.1 million. The realized gain is comprised of the realization of unamortized loan discounts. ACFS recorded no realized or unrealized gains in First Quarter 2000.

         The increase in unrealized appreciation of investments is based on portfolio asset valuations determined by the Company's Board of Directors. Unrealized appreciation of investments for the First

Quarter 2000 increased $8,787 over the First Quarter 1999. The increase for First Quarter 2000 was comprised of valuation increases of $11,806 at eight portfolio companies, including a valuation increase of $7,630 in the Company's common stock warrant investment in Clear Communications Group, valuation increases of $8 on interest rate basis swaps, and valuation decreases of $1,046 at one portfolio company.

Financial Condition, Liquidity, and Capital Resources

         At March 31, 2000, the Company had $4,577 in cash and cash equivalents. In addition, the Company had outstanding debt secured by assets of the Company of $117,212 under a $225,000 debt funding facility. During the three months ended March 31, 2000, the Company funded investments using draws on the debt funding facility.

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

         To monitor and manage the investment portfolio risk, management tracks the weighted average portfolio grade. The weighted average portfolio grade was
3.3 and 3.2 at March 31, 2000 and December 31, 1999, respectively. In addition, all of the Company's outstanding loans are currently performing and paying as agreed. At March 31, 2000 and December 31, 1999, the Company's portfolio was graded as follows:

               March 31, 2000                         December 31, 1999
               --------------                         -----------------
        Investments at    Percentage of     Investments at   Percentage of Total
Grade     Fair Value     Total Portfolio      Fair Value          Portfolio
-----   --------------   ---------------    --------------   -------------------
  4       $    137,692         39.6%         $     65,638             21.5%
  3            190,983         55.0%              223,898             73.4%
  2             18,662          5.4%               15,577              5.1%
  1                 --           --                    --               --
          ------------       -------         ------------           -------
               347,337        100.0%              305,113            100.0%

         The amounts at March 31, 2000, and December 31, 1999 do not include the Company's investments in Capital.com, Wrenchead.com, and ACS Equities, LP for which the Company has only invested in the equity securities of these companies.

Interest Rate Risk

         Because the Company funds a portion of its investments with borrowings under its debt funding facility, the Company's net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows. At March 31, 2000, approximately 71% of the Company's interest bearing assets provided fixed rate returns and approximately 29% of the company's interest bearing assets provided floating rate returns. All of the Company's outstanding debt at December 31, 1999 has a variable rate of interest based on LIBOR. A change in the floating interest rate would have the following annual impact on the investment portfolio at March 31, 2000:

                                     Increase (decrease) in
  Change in floating                                          Net operating
    Interest Rate     Interest income    Interest expense         Income
    -------------     ---------------    ----------------    ---------------
         + 2%           $    1,800         $     2,344        $      (544)
         + 1%                  900               1,172               (272)
         - 1%                 (900)             (1,172)               272
         - 2%               (1,800)             (2,344)               544

         In order to maintain the low sensitivity to changes in interest rates evidenced above, the Company also enters into interest rate basis swap agreements. At March 31, 2000, the Company had entered into four interest rate basis swap agreements with a total notional amount of $61,325. The Company intends to use derivative instruments for non-trading and non-speculative purposes only.

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

         (a) Exhibits.

    Exhibit
    Number    Description
    ------    -----------
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

                        AMERICAN CAPITAL STRATEGIES, LTD.

                                       By:             /s/ John R. Erickson
                                                  ------------------------------
                                                          John R. Erickson
                                                         Vice President and
                                                      Chief Financial Officer

Date: May 15, 2000