Form 10-Q
period 2000-06-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2000-08-14
CIK 817473

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

                      FOR THE QUARTER ENDED JUNE 30, 2000.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 814-00149

                            ------------------------

                       AMERICAN CAPITAL STRATEGIES, LTD.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                    52-145-1377
--------------------------------------          ----------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

                      2 BETHESDA METRO CENTER, 14TH FLOOR
                            BETHESDA, MARYLAND 20814

                    (Address of principal executive office)
                                 (301) 951-6122
                        (Registrant's telephone number,
                              including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of August 3, 2000 was 24,676,887.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN CAPITAL STRATEGIES, LTD.
                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 (unaudited) and December
           31, 1999....................................................      1
           Schedules of Investments as of June 30, 2000 (unaudited) and
           December 31, 1999...........................................      2
           Statements of Operations for the three and six months ended
           June 30, 2000 and 1999 (unaudited)..........................      8
           Statements of Shareholders' Equity for the six months ended
           June 30, 2000 and June 30, 1999 (unaudited).................      9
           Statements of Cash Flows for the six months ended
           June 30, 2000 and June 30, 1999 (unaudited).................     10
           Financial Highlights for the six months ended
           June 30, 2000 and June 30, 1999 (unaudited).................     11
           Notes to Unaudited Financial Statements (unaudited).........     12

           Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 2.

           Introduction................................................     16
           Results of Operations.......................................     18
           Financial Condition, Liquidity and Capital Resources........     21

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     23
Item 2.    Changes in Securities.......................................     23
Item 3.    Defaults upon Senior Securities.............................     23
Item 4.    Submission of Matters to a Vote of Security Holders.........     23
Item 5.    Other Information...........................................     24
Item 6.    Exhibits and Reports on Form 8-K............................     24

Signature..............................................................     25

PART I. FINANCIAL INFORMATION

                       AMERICAN CAPITAL STRATEGIES, LTD.

                                 BALANCE SHEETS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Assets

Cash and cash equivalents...................................    $  3,434      $  2,037
Investments at fair value (cost of $401,980 and $305,264,
  respectively).............................................     486,242       377,554
Investment in unconsolidated operating subsidiary...........       3,113         4,893
Due from unconsolidated operating subsidiary................       7,584         2,331
Interest receivable.........................................       4,369         2,417
Other.......................................................       4,858         6,140
                                                                --------      --------

Total assets................................................    $509,600      $395,372
                                                                ========      ========

Liabilities and Shareholders' Equity

Revolving credit facility...................................    $ 57,039      $ 78,545
Accrued dividends payable...................................          --           547
Other.......................................................       4,707         4,535
                                                                --------      --------

Total liabilities...........................................      61,746        83,627

Shareholders' equity

Undesignated preferred stock, $0.01 par value, 5,000 shares
  authorized,
  0 issued and outstanding..................................          --            --
Common stock, $.01 par value, 70,000 shares authorized,
  24,677 and 18,252 issued and outstanding, respectively....         247           183
Capital in excess of par value..............................     380,144       255,922
Notes receivable from sale of common stock..................     (24,577)      (23,052)
Undistributed net realized earnings.........................       2,457         1,080
Unrealized appreciation of investments......................      89,583        77,612
                                                                --------      --------

Total shareholders' equity..................................     447,854       311,745
                                                                --------      --------

Total liabilities and shareholders' equity..................    $509,600      $395,372
                                                                ========      ========

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 2000

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     INDUSTRY                                COST       FAIR VALUE
                                                     --------                             -----------   ----------
SENIOR DEBT--10.18%
BIW Connector Systems, LLC.........................  Manufacturing                        $     2,978   $    2,978
JAG Industries, Inc.(2)............................  Manufacturing                              1,212        1,212
Chance Coach, Inc.(2)..............................  Bus Manufacturer                           1,764        1,764
Cycle Gear, Inc. ..................................  Motor Cycle Accessories                      750          750
EuroCaribe Packing Company, Inc.(2)................  Meat Processing                            6,479        6,479
Patriot Medical Technologies, Inc.(2)..............  Repair Services                            3,072        3,072
Tube City Olympic of Ohio, Inc. ...................  Mill Services                              9,238        9,238
MBT International Inc.(2)..........................  Musical Instrument Distributor             3,750        3,750
Caswell-Massey Holdings Corp. .....................  Toiletries                                 2,000        2,000
Warner Power, LLC..................................  Power Systems and Electric Ballasts        5,750        5,750
Fulton Bellows & Components, Inc.(2)...............  Bellows Manufacturer                      12,300       12,300
                                                                                          -----------   ----------
    Subtotal.......................................                                            49,293       49,293

SUBORDINATED DEBT--56.95%
BIW Connector Systems, LLC.........................  Manufacturing                              6,430        6,430
Westwind Group Holdings, Inc. .....................  Restaurant                                 3,012        3,012
JAG Industries, Inc.(2)............................  Manufacturing                              2,414        2,414
Chance Coach, Inc.(2)..............................  Bus Manufacturer                           7,811        7,811
The L.A. Studios, Inc. ............................  Audio Production                           2,510        2,510
Decorative Surfaces International, Inc.(2).........  Decorative Paper & Vinyl Mfg.              5,677        5,677
New Piper Aircraft, Inc. ..........................  Aircraft Manufacturing                    18,114       18,114
Electrolux, LLC....................................  Vacuum Cleaners                            9,309        9,309
Cycle Gear, Inc. ..................................  Motor Cycle Accessories                    3,127        3,127
Confluence Holdings Corp. .........................  Canoes & Kayaks                            9,200        9,200
EuroCaribe Packing Company, Inc.(2)................  Meat Processing                            9,008        7,008
Starcom Holdings, Inc. ............................  Electrical Contractor                     19,059       19,059
Centennial Broadcasting, Inc. .....................  Radio Stations                            17,847       17,847
Lion Brewery, Inc.(2)..............................  Malt Beverages                             5,976        5,976
Auxi-Health, Inc. .................................  Home Health Care                          11,203       11,203
Patriot Medical Technologies, Inc.(2)..............  Repair Services                            2,504        2,504
Tube City, Inc. ...................................  Mill Services                              6,227        6,227
Erie County Plastics Corporation...................  Molded Plastic Manufacturing               8,888        8,888
Aeriform Corporation...............................  Packaged Industrial Gas                    8,053        8,053
MBT International, Inc.(2).........................  Musical Instrument Distributor             6,633        6,633
Dixie Trucking Company, Inc.(2)....................  Overnight Shorthaul Delivery               4,071        4,071
Caswell-Massey Holdings Corp. .....................  Toiletries                                 1,706        1,706
Transcore Holdings, Inc. ..........................  Transportation Info. Mgmt. Services       22,628       22,628
The Inca Group(2)..................................  Manufacturer of Steel Products            15,373       15,373
Crosman Corporation................................  Small Arms                                 3,776        3,776
Parts Plus Group...................................  Auto Parts Distributor                     4,144        4,144
IGI, Inc. .........................................  Veterinary Vaccines                        5,662        5,662
                                                     Wireless Communication Network
o2 Wireless Solutions Inc. ........................  Services                                  10,501       10,501
Warner Power, LLC..................................  Power Systems and Electric Ballasts        3,915        3,915
A.H. Harris & Sons, Inc. ..........................  Construction Material Distribution         4,746        4,746
Fulton Bellows & Components, Inc.(2)...............  Bellows Manufacturer                       6,721        6,721
A&M Cleaning Products, Inc. .......................  Household Cleaning Products                4,995        4,995
Goldman Industrial Group...........................  Machine Tools, Metal Cutting Types        27,205       27,205
JAAGIR, LLC........................................  IT Staffing and Consulting                 2,729        2,729
                                                                                          -----------   ----------
    Subtotal.......................................                                           281,174      279,174

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 2000

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     INDUSTRY                                COST       FAIR VALUE
                                                     --------                             -----------   ----------
CONVERTIBLE PREFERRED STOCK--2.45%
Chance Coach, Inc.(2) 12% dividend convertible into  Bus Manufacturer
  20% of Co. ......................................                                       $     2,000   $    2,793
Decorative Surfaces International, Inc.(2) prime     Decorative Paper & Vinyl Mfg.
  rate plus 4% dividend convertible into 2.9% of
  Co. .............................................                                               777          777
Patriot Medical Technologies, Inc.(2) 8% dividend    Repair Services
  convertible into 16.9% of Co. ...................                                             1,061        1,061
MBT International, Inc.(1)(2) convertible into       Musical Instrument Distributor
  53.1% of Co. ....................................                                             2,250        2,250
Transcore Holdings, Inc.(2) 8% dividend convertible  Transportation Info. Mgmt. Services
  into 0.7% of Co. redeemable......................                                               538          538
Parts Plus Group(1) convertible into 1.9% of         Auto Parts Distributor
  Co. .............................................                                               556          556
Fulton Bellows & Components, Inc.(1)(2) convertible  Bellows Manufacturer
  into 40% of Co. .................................                                             3,000        3,000
A&M Cleaning Products, Inc.(1) convertible into      Household Cleaning Products
  8.2% of Co. .....................................                                             1,000        1,000
                                                                                          -----------   ----------
    Subtotal.......................................                                            11,182       11,975

COMMON STOCK AND MEMBERSHIP INTEREST WARRANTS(1)--15.16%
BIW Connector Systems, LLC 8% of LLC...............  Manufacturing                                652        1,194
Westwind Group Holdings, Inc. 5% of Co. ...........  Restaurant                                   350          244
JAG Industries, Inc.(2) 75% of Co. ................  Manufacturing                                505           --
Chance Coach, Inc.(2) 43.2% of Co. ................  Bus Manufacturer                           4,041        5,950
The L.A. Studios, Inc. 17% of Co. .................  Audio Production                             902        1,176
Decorative Surfaces International, Inc.(2) 42.3% of  Decorative Paper & Vinyl Mfg.
  Co. .............................................                                             4,571        4,394
New Piper Aircraft, Inc. 4% of Co. ................  Aircraft Manufacturing                     2,231        3,578
Cycle Gear, Inc. 27.6% of Co. .....................  Motor Cycle Accessories                      374          374
Confluence Holdings Corp. 18.4% of Co. ............  Canoes & Kayaks                            1,499        1,499
EuroCaribe Packing Company, Inc.(2) 37.1% of         Meat Processing
  Co. .............................................                                             1,110           --
Starcom Holdings, Inc. 17.5% of Co. ...............  Electrical Contractor                      3,914        5,597
Lion Brewery, Inc.(2) 54% of Co. ..................  Malt Beverages                               675        4,010
Auxi Health, Inc. 20% of Co. ......................  Home Health Care                           2,599        1,856
Patriot Medical Technologies, Inc.(2) 14.9% of       Repair Services
  Co. .............................................                                               612          612
Tube City, Inc. 14.75% of Co. .....................  Mill Services                              2,523        2,523
Erie County Plastics Corporation 8% of Co. ........  Molded Plastic Manufacturing               1,170        1,170
MBT International, Inc.(2) 30.6% of Co. ...........  Musical Instrument Distributor             1,214        1,214
Dixie Trucking Company, Inc.(2) 32% of Co. ........  Overnight Shorthaul Delivery                 141          327
Caswell-Massey Holdings Corp. 24% of Co. ..........  Toiletries                                   552        1,236
Transcore Holdings, Inc. 10.9% of Co. .............  Transportation Info. Mgmt. Services        4,686        5,129
The Inca Group(2) 57.3% of Co. ....................  Manufacturer of Steel Products             3,060        4,135
Crosman Corporation 3.5% of Co. ...................  Small Arms                                   330          330
Parts Plus Group 2.4% of Co. ......................  Auto Parts Distributor                       333          333
IGI, Inc. 16.7% of Co. ............................  Veterinary Vaccines                        2,003        2,003
                                                     Wireless Communication Network
o2 Wireless Solutions Inc. ........................  Services                                   2,698       17,992
Warner Power, LLC(2) 53.1% of LLC..................  Power Systems and Electric Ballasts        1,629        1,629
A.H. Harris & Sons, Inc. 3.5% of Co. ..............  Construction Material Distribution           267          267
Fulton Bellows & Components, Inc.(2) 20% of Co. ...  Bellows Manufacturer                       1,305        1,305
A&M Cleaning Products, Inc. 13.7% of Co. ..........  Household Cleaning Products                1,030        1,030
Goldman Industrial Group 15.0% of Co. .............  Machine Tools, Metal Cutting Types         2,822        2,822
JAAGIR, LLC 4.0% of Co. ...........................  IT Staffing and Consulting                   271          271
                                                                                          -----------   ----------
    Subtotal.......................................                                            50,069       74,200

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 2000

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     INDUSTRY                                COST       FAIR VALUE
                                                     --------                             -----------   ----------
COMMON STOCK AND MEMBERSHIP INTERESTS(1)--14.69%
Chance Coach, Inc.(2) 20.5% of Co. ................  Bus Manufacturer                     $     1,896   $    2,793
Electrolux, LLC 2.5% of Co. .......................  Vacuum Cleaners                              246        2,000
Confluence Holdings Corp. 0.7% of Co. .............  Canoes & Kayaks                              537          537
Starcom Holdings, Inc. 2.8% of Co. ................  Electrical Contractor                        616          896
The Inca Group(2) 18.5% of Co. ....................  Manufacturer of Steel Products             1,700        2,010
Capital.com, Inc.(2) 85% of Co. ...................  Internet-based Financial Portal            1,492       63,535
                                                     Internet-based Auto Parts
Wrenchead.com, Inc. 1% of Co. .....................  Distributor                                   --          104
ACS Equities, LP(2) 90% of LP......................  Investment Partnership                     3,775           --
                                                                                          -----------   ----------
    Subtotal.......................................                                            10,262       71,875
                                                                                          -----------   ----------
                                                                                              401,980      486,517

INTEREST RATE BASIS SWAP AGREEMENTS--(0.06)%
--------------------------------------------
  NO. OF CONTRACTS      NOTIONAL AMOUNT    EXPIRATION DATE   RECEIVE RATE   PAY RATE
  ----------------      ----------------   ---------------   ------------   --------
          6                 $113,325         4/10/04          Floating      Floating                          --        (275)
                                                                                                      ----------   ---------

                                              Total Investments                             $  401,980   $ 486,242
                                                                                            ==========   =========

INVESTMENT IN UNCONSOLIDATED OPERATING SUBSIDIARY--0.63%
American Capital Financial Services(1)(2)     Investment Banking
  100% of Co. ..............................                                                       403       3,113
                                                                                            ----------   ---------
        Totals..............................                                                $  402,383   $ 489,355
                                                                                            ==========   =========

------------------------------

(1) Non-income producing

(2) Affiliate

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 1999

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     INDUSTRY                                   COST     FAIR VALUE
                                                     --------                                 --------   ----------
SENIOR DEBT--9.53%
BIW Connector Systems, LLC.........................  Manufacturing                            $  3,404    $  3,404
JAG Industries, Inc.(2)............................  Manufacturing                               1,200       1,200
Chance Coach, Inc.(2)..............................  Bus Manufacturer                            1,071       1,071
Cycle Gear, Inc. ..................................  Motor Cycle Accessories                       750         750
EuroCaribe Packing Company, Inc.(2)................  Meat Processing                             6,276       6,276
Patriot Medical Technologies, Inc.(2)..............  Repair Services                             3,250       3,250
Tube City Olympic of Ohio, Inc. ...................  Mill Services                               9,700       9,700
MBT International Inc.(2)..........................  Musical Instrument Distributor              4,200       4,200
Caswell-Massey Holdings Corp. .....................  Toiletries                                  2,000       2,000
Warner Power, LLC..................................  Power Systems and Electric Ballasts         4,610       4,610
                                                                                              --------    --------
    Subtotal.......................................                                             36,461      36,461

SUBORDINATED DEBT--55.35%
BIW Connector Systems, LLC.........................  Manufacturing                               6,829       6,829
Westwind Group Holdings, Inc. .....................  Restaurant                                  2,984       2,984
JAG Industries, Inc.(2)............................  Manufacturing                               2,385       2,385
Chance Coach, Inc.(2)..............................  Bus Manufacturer                            7,520       7,520
The L.A. Studios, Inc. ............................  Audio Production                            2,466       2,466
Decorative Surfaces International, Inc.(2).........  Decorative Paper & Vinyl Mfg.               5,606       5,606
New Piper Aircraft, Inc ...........................  Aircraft Manufacturing                     18,023      18,023
Electrolux, LLC....................................  Vacuum Cleaners                             7,849       7,849
Cycle Gear, Inc....................................  Motor Cycle Accessories                     2,262       2,262
Confluence Holdings Corp. .........................  Canoes & Kayaks                             8,812       8,812
EuroCaribe Packing Company, Inc.(2)................  Meat Processing                             8,971       8,971
Starcom Holdings, Inc. ............................  Electrical Contractor                      18,929      18,929
Centennial Broadcasting, Inc. .....................  Radio Stations                             16,975      16,975
Lion Brewery, Inc.(2)..............................  Malt Beverages                              5,975       5,975
Auxi-Health, Inc. .................................  Home Health Care                           10,136      10,136
Patriot Medical Technologies, Inc.(2)..............  Repair Services                             2,487       2,487
Tube City, Inc. ...................................  Mill Services                               6,017       6,017
Erie County Plastics Corporation...................  Molded Plastic Manufacturing                8,858       8,858
Aeriform Corporation...............................  Packaged Industrial Gas                     7,774       7,774
MBT International, Inc.(2).........................  Musical Instrument Distributor              6,439       6,439
Dixie Trucking Company, Inc.(2)....................  Overnight Shorthaul Delivery                4,064       4,064
Caswell-Massey Holdings Corp. .....................  Toiletries                                  1,670       1,670
Transcore Holdings, Inc. ..........................  Transportation Info. Mgmt. Services         5,656       5,656
The Inca Group(2)..................................  Manufacturer of Steel Products             11,177      11,177
Crosman Corporation................................  Small Arms                                  3,702       3,702
Parts Plus Group...................................  Auto Parts Distributor                      4,119       4,119
IGI, Inc. .........................................  Veterinary Vaccines                         5,037       5,037
o2 Wireless Solutions Inc. ........................  Wireless Communication Network Services    10,348      10,348
Warner Power, LLC..................................  Power Systems and Electric Ballasts         3,871       3,871
A.H. Harris & Sons, Inc. ..........................  Construction Material Distribution          4,733       4,733
                                                                                              --------    --------
    Subtotal.......................................                                            211,674     211,674

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 1999

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     INDUSTRY                                   COST     FAIR VALUE
                                                     --------                                 --------   ----------
PREFERRED STOCK--2.00%
Chance Coach, Inc.(2) 12% dividend convertible into  Bus Manufacturer
  20% of Co........................................                                           $  2,000    $  2,793
Decorative Surfaces International, Inc.(2) prime     Decorative Paper & Vinyl Mfg.
  rate plus 4% dividend convertible into 2.9% of
  Co. .............................................                                                728         728
Patriot Medical Technologies, Inc.(2) 8% dividend    Repair Services
  convertible into 16.9% of Co. ...................                                              1,020       1,020
MBT International, Inc.(1)(2) convertible into       Musical Instrument Distributor
  53.1% of Co. ....................................                                              2,250       2,250
Transcore Holdings, Inc.(2) 8% dividend              Transportation Info. Mgmt. Services
  redeemable.......................................                                                306         306
Parts Plus Group(1) convertible into 1.9% of         Auto Parts Distributor
  Co. .............................................                                                556         556
                                                                                              --------    --------
    Subtotal.......................................                                              6,860       7,653

COMMON STOCK AND MEMBERSHIP INTEREST WARRANTS(1)--11.48%
BIW Connector Systems, LLC 8% of LLC...............  Manufacturing                                 652         451
Westwind Group Holdings, Inc. 5% of Co. ...........  Restaurant                                    350         244
JAG Industries, Inc.(2) 75% of Co. ................  Manufacturing                                 505          --
Chance Coach, Inc.(2) 43.2% of Co. ................  Bus Manufacturer                            4,041       5,950
The L.A. Studios, Inc. 17% of Co. .................  Audio Production                              902         902
Decorative Surfaces International, Inc. (2) 42.3%    Decorative Paper & Vinyl Mfg.
  of Co. ..........................................                                              4,571       4,394
New Piper Aircraft, Inc. 4% of Co. ................  Aircraft Manufacturing                      2,231       2,884
Cycle Gear, Inc. 27.6% of Co. .....................  Motor Cycle Accessories                       374         374
Confluence Holdings Corp. 18% of Co. ..............  Canoes & Kayaks                             1,319       1,217
EuroCaribe Packing Company, Inc.(2) 37.1% of         Meat Processing
  Co. .............................................                                              1,110       1,046
Starcom Holdings, Inc. 17.5% of Co. ...............  Electrical Contractor                       3,914       3,914
Lion Brewery, Inc.(2) 54% of Co. ..................  Malt Beverages                                675       1,863
Auxi Health, Inc. 20% of Co. ......................  Home Health Care                            2,599       1,856
Patriot Medical Technologies, Inc.(2) 14.9% of       Repair Services
  Co. .............................................                                                612         612
Tube City, Inc. 14.75% of Co. .....................  Mill Services                               2,523       2,523
Erie County Plastics Corporation 8% of Co. ........  Molded Plastic Manufacturing                1,170       1,170
MBT International, Inc.(2) 30.6% of Co. ...........  Musical Instrument Distributor              1,214       1,214
Dixie Trucking Company, Inc.(2) 32% of Co. ........  Overnight Shorthaul Delivery                  141         141
Caswell-Massey Holdings Corp. 24% of Co. ..........  Toiletries                                    552         552
Transcore Holdings, Inc. 7.3% of Co. ..............  Transportation Info. Mgmt. Services         1,694       1,694
The Inca Group(2) 66.5% of Co. ....................  Manufacturer of Steel Products              3,060       3,060
Crosman Corporation 3.5% of Co. ...................  Small Arms                                    330         330
Parts Plus Group 2.4% of Co. ......................  Auto Parts Distributor                        333         333
IGI, Inc. 16.7% of Co. ............................  Veterinary Vaccines                         2,003       2,587
o2 Wireless Solutions Inc. ........................  Wireless Communication Network Services     2,698       2,698
Warner Power, LLC(2) 53.1% of LLC..................  Power Systems and Electric Ballasts         1,629       1,629
A.H. Harris & Sons, Inc. 3.5% of Co. ..............  Construction Material Distribution            267         267
                                                                                              --------    --------
    Subtotal.......................................                                             41,469      43,905

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 1999

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     INDUSTRY                                   COST     FAIR VALUE
                                                     --------                                 --------   ----------
COMMON STOCK AND MEMBERSHIP INTERESTS(1)--20.40%
Chance Coach, Inc.(2) 20.5% of Co. ................  Bus Manufacturer                         $  1,896    $  2,793
Electrolux, LLC 2.5% of Co. .......................  Vacuum Cleaners                               246       1,144
Confluence Holdings Corp. 0.7% of Co. .............  Canoes & Kayaks                                45          17
Starcom Holdings, Inc. 2.8% of Co. ................  Electrical Contractor                         616         616
The Inca Group(2) 18.5% of Co. ....................  Manufacturer of Steel Products                850         850
Capital.com, Inc.(2) 85% of Co. ...................  Internet-based Financial Portal             1,492      72,500
Wrenchead.com, Inc. 1% of Co.......................  Internet-based Auto Parts Distributor          --         104
ACS Equities, LP(2) 90% of LP......................  Investment Partnership                      3,655          --
                                                                                              --------    --------
    Subtotal.......................................                                              8,800      78,024
                                                                                              --------    --------
                                                                                               305,264     377,717

INTEREST RATE BASIS SWAP AGREEMENTS--(0.06)%
--------------------------------------------
  NO. OF CONTRACTS      NOTIONAL AMOUNT    EXPIRATION DATE   RECEIVE RATE   PAY RATE
  ----------------      ----------------   ---------------   ------------   --------
          4                 $ 61,325         4/10/04          Floating      Floating                          --        (163)
                                                                                                      ----------   ---------

                                                     Total Investments                      $  305,264   $ 377,554
                                                                                            ==========   =========

INVESTMENT IN UNCONSOLIDATED OPERATING SUBSIDIARY--1.28%
American Capital Financial Services (1)(2) 100%      Investment Banking
  of Co. ..........................................                                                403       4,893
                                                                                            ----------   ---------
        Totals.....................................                                         $  305,667   $ 382,447
                                                                                            ==========   =========

------------------------------

(1) Non-income producing

(2) Affiliate

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  THREE           THREE
                                                 MONTHS          MONTHS        SIX MONTHS      SIX MONTHS
                                                  ENDED           ENDED           ENDED           ENDED
                                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                              -------------   -------------   -------------   -------------
Operating income:
Interest and dividend income................     $13,094         $ 6,490         $24,132         $12,344
Loan fees...................................       1,799             665           2,279           1,331
                                                 -------         -------         -------         -------
Total operating income......................      14,893           7,155          26,411          13,675

Operating expenses:
Salaries and benefits.......................         764             188             928             498
General and administrative..................         650             385           1,121             654
Interest....................................       2,466           1,077           4,245           1,896
                                                 -------         -------         -------         -------
Total operating expenses....................       3,880           1,650           6,294           3,048

Operating income before equity in loss of
  unconsolidated operating subsidiary.......      11,013           5,505          20,117          10,627
Equity in loss of unconsolidated operating
  subsidiary................................      (1,222)           (421)         (1,780)           (816)
                                                 -------         -------         -------         -------
Net operating income........................       9,791           5,084          18,337           9,811
Net realized gain on investments............         235             551             235             867
Increase in unrealized appreciation of
  investments...............................       1,203             526          11,971           2,507
                                                 -------         -------         -------         -------
Net increase in shareholders' equity
  resulting from operations.................     $11,229         $ 6,161         $30,543         $13,185
                                                 =======         =======         =======         =======
Net operating income per common share:
  Basic.....................................     $  0.48         $  0.46         $  0.96         $  0.88
  Diluted...................................     $  0.47         $  0.44         $  0.93         $  0.85

Earnings per common share:
  Basic.....................................     $  0.55         $  0.55         $  1.60         $  1.19
  Diluted...................................     $  0.54         $  0.53         $  1.59         $  1.15
Weighted average shares of common stock
  outstanding
  Basic.....................................      20,364          11,131          19,098          11,102
  Diluted                                         20,878          11,666          19,619          11,498

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     RECEIVABLE
                                    COMMON STOCK       CAPITAL IN   FROM SALE OF   UNDISTRIBUTED     UNREALIZED         TOTAL
                                 -------------------   EXCESS OF       COMMON      NET REALIZED     APPRECIATION    SHAREHOLDERS'
                                  SHARES     AMOUNT    PAR VALUE       STOCK         EARNINGS      OF INVESTMENTS      EQUITY
                                 --------   --------   ----------   ------------   -------------   --------------   -------------
Balance at December 31, 1998...   11,081    $   111     $145,245      $   (300)      $   (116)        $ 7,783         $152,723
                                 =======    =======     ========      ========       ========         =======         ========

  Issuance of common stock
    under stock option plans...      851          9       12,698            --             --              --           12,707
  Issue of common stock under
    the Dividend Reinvestment
    Plan.......................       20         --          339            --             --              --              339
  Issuance of restricted
    stock......................       10         --          166            --             --              --              166
  Issuance of notes receivable
    from sale of common
    stock......................       --         --           --       (13,611)            --              --          (13,611)
  Net increase in shareholders'
    equity resulting from
    operations.................       --         --           --            --         10,678           2,507           13,185
  Distributions................       --         --           --            --         (9,706)             --           (9,706)
                                 -------    -------     --------      --------       --------         -------         --------
Balance at June 30, 1999.......   11,962    $   120     $158,448      $(13,911)      $    856         $10,290         $155,803
                                 =======    =======     ========      ========       ========         =======         ========
Balance at December 31, 1999...   18,252    $   183     $255,922      $(23,052)      $  1,080         $77,612         $311,745
                                 =======    =======     ========      ========       ========         =======         ========
  Issuance of common stock
    under stock option plans...       84          1        1,768        (1,769)            --              --               --
  Issue of common stock under
    the Dividend Reinvestment
    Plan.......................       16         --          373            --             --              --              373
  Issuance of common stock.....    6,325         63      122,081            --             --              --          122,144
  Termination of notes
    receivable from sale of
    common stock...............       --         --           --           244             --              --              244
  Net increase in shareholders'
    equity resulting from
    operations.................       --         --           --            --         18,572          11,971           30,543
  Distributions................       --         --           --            --        (17,195)             --          (17,195)
                                 -------    -------     --------      --------       --------         -------         --------
Balance at June 30, 2000.......   24,677    $   247     $380,144      $(24,577)      $  2,457         $89,583         $447,854
                                 =======    =======     ========      ========       ========         =======         ========

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              SIX MONTHS    SIX MONTHS
                                                                 ENDED         ENDED
                                                               JUNE 30,      JUNE 30,
                                                                 2000          1999
                                                              -----------   -----------
  Operating activities
    Net increase in shareholders' equity resulting from
     operations.............................................   $ 30,543      $ 13,185
      Adjustments to reconcile net increase in shareholders'
     equity resulting from operations to net cash provided
     by operating activities:
        Unrealized appreciation of investments..............    (11,971)       (2,507)
        Net realized gain on investments....................       (235)         (867)
        Accretion of loan discounts.........................     (1,824)         (908)
        Amortization of deferred finance costs..............        568           280
        Increase in interest receivable.....................     (1,952)         (768)
        Increase in accrued payment-in-kind dividends and
        interest............................................     (1,262)       (1,150)
        Receipt of note for prepayment penalties............       (884)           --
        Increase in due from unconsolidated operating
        subsidiary..........................................     (5,253)         (980)
        Increase (decrease) in other assets.................      1,028        (1,134)
        Increase in other liabilities.......................        172         1,674
        Equity in loss of unconsolidated operating
        subsidiary..........................................      1,780           816
                                                               --------      --------

Net cash provided by operating activities...................     10,710         7,641

Investing activities
      Proceeds from sale or maturity of investments.........         --        22,519
      Principal repayments..................................      2,460        14,592
      Purchase of investments...............................    (94,862)      (65,554)
      Purchase of securities................................         --       (12,900)
                                                               --------      --------

Net cash used in investing activities.......................    (92,402)      (41,343)

Financing activities
      (Repayments) drawings on revolving credit facilities,
       net..................................................    (21,506)       53,900
      Increase in deferred financing costs..................         --        (1,701)
      Issuance of common stock..............................    122,337            --
      Distributions paid....................................    (17,742)      (10,928)
                                                               --------      --------

Net cash provided by financing activities...................     83,089        41,271
                                                               --------      --------

Net increase in cash and cash equivalents...................      1,397         7,569
Cash and cash equivalents at beginning of period............      2,037         6,149
                                                               --------      --------

Cash and cash equivalents at end of period..................   $  3,434      $ 13,718
                                                               ========      ========
SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest................................   $    396      $    349
NON-CASH FINANCING ACTIVITIES:
      Notes receivable issued in exchange for common
       stock................................................   $  1,768      $ 13,611
      Net repayment of margin borrowings through sale of
       securities...........................................         --        26,956
      Receipt of short term note in exchange for principal
       repayment of long term note..........................      8,424            --
      Dividends reinvested..................................        373           543

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                              FINANCIAL HIGHLIGHTS

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2000      JUNE 30, 1999
                                                              ----------------   ----------------
Per Share Data (1)
Net asset value at beginning of the period..................      $  17.08           $  13.80
Net operating income........................................          0.96               0.88
Realized gain on investments................................          0.01               0.08
Increase in unrealized appreciation on investments..........          0.63               0.23
                                                                  --------           --------

Net increase in shareholders' equity from operations........      $   1.60           $   1.19
Issuance of common stock....................................          0.57                 --
Distribution of net investment income.......................          0.94               0.84
Effect of dilution..........................................          0.16               1.13
                                                                  --------           --------
Net asset value at end of period............................      $  18.15           $  13.02

Per share market value at beginning of period...............      $ 22.750           $ 17.250
Per share market value at end of period.....................      $ 23.875           $ 18.250
Total return (2)............................................          9.08%             10.67%
Shares outstanding at end of period.........................        24,677             11,962

Ratio/Supplemental Data
Net assets at end of period.................................      $447,854           $155,803
Ratio of operating expenses to average net assets...........          1.66%              1.98%
Ratio of net operating income to average net assets.........          4.83%              6.36%

------------------------

(1) Basic per share data.

(2) Amounts were not annualized for the results of the six month periods ended June 30, 2000 and 1999.

                            See accompanying notes.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

    Interim financial statements of American Capital Strategies, Ltd. (the "Company") are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

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

    The Company continues to provide financial advisory services to businesses through American Capital Financial Services, Inc. ("ACFS"), a wholly-owned subsidiary. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, Chicago, Dallas and Los Angeles. The Company's reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly-owned subsidiary, ACFS (see Note 4). The Company has no foreign operations.

NOTE 3.  CAPITAL.COM

    Capital.com, an Internet finance portal, was launched in July 1999 under the name AmericanCapitalOnline.com. In December 1999, the assets of AmericanCapitalOnline.com were contributed to Capital.com, Inc., a newly formed entity, and the site was renamed Capital.com. The total cost of the assets contributed to Capital.com by the Company was $1,492. During December, 1999, a subsidiary of First Union Corporation ("First Union") invested $15,000 in Capital.com in exchange for a 15% common equity

                       AMERICAN CAPITAL STRATEGIES, LTD.

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 3.  CAPITAL.COM (CONTINUED)
stake and warrants to acquire up to an additional 5% of the common equity at a nominal price. The warrants are exercisable based on a subsequent valuation of Capital.com in connection with a subsequent investment or offer to invest within a year of First Union's stock purchase. If the subsequent valuation results in a value of Capital.com of $100,000 or more, the warrants will be extinguished. If the subsequent valuation results in a value of Capital.com of $75,000 or less, all the warrants will be exercisable. If the subsequent valuation results in a value between $75,000 and $100,000, a pro-rata portion of the warrants will be exercisable.

    In considering the appropriate valuation of this investment at December 31, 1999 and June 30, 2000, in addition to the value implied by First Union's investment for a 15% equity interest, management and the Board of Directors considered several factors including:

    - The valuation of comparable public company entities;

    - The very early development stage of Capital.com;

    - An estimated value for the warrants issued to First Union and the uncertainty of a subsequent valuation of Capital.com affecting the number of shares for which such warrants could be exercised:

    - The valuation implied by comparable private company transactions.

    Based on all these factors and others that were considered, the Board of Directors valued the investment in Capital.com at $63,535 at June 30, 2000, which represents unrealized depreciation of $8,965 for the three and six months ended June 30, 2000. This investment represents 12% of total assets and 14% of total shareholders' equity at June 30, 2000. Realization of this valuation in subsequent periods is subject to a high degree of uncertainty including the ability of Capital.com to attract and retain financial and service providers, develop and maintain a significant customer base that will support the on going investment and capital needs of the business, attract additional investors in the business, and develop and execute an exit strategy for investors. The outcome of these matters is highly uncertain. Inability to achieve these or other factors could negatively impact future valuations of Capital.com and such differences could be material.

NOTE 4.  INVESTMENT IN UNCONSOLIDATED OPERATING SUBSIDIARY

    As discussed in Note 2, ACFS is an operating subsidiary of the Company and is accounted for under the equity method effective October 1, 1997.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 4. INVESTMENT IN UNCONSOLIDATED OPERATING SUBSIDIARY (CONTINUED) Condensed financial information for ACFS is as follows:

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------   --------------
Assets
  Investments in ACS Equities, LP, at fair value............  $10,365       $10,365
  Other assets, net.........................................    5,305         3,572
                                                              -------       -------
Total assets................................................  $15,670       $13,937
                                                              =======       =======
Liabilities and Shareholder's Equity
  Deferred income taxes.....................................  $   916       $ 2,007
  Due to parent.............................................    7,584         2,331
  Other liabilities.........................................    4,057         4,706
  Shareholder's equity......................................    3,113         4,893
                                                              -------       -------
Total liabilities and shareholder's equity..................  $15,670       $13,937
                                                              =======       =======

                                    THREE MONTHS      THREE MONTHS      SIX MONTHS      SIX MONTHS
                                        ENDED             ENDED            ENDED           ENDED
                                    JUNE 30, 2000     JUNE 30, 1999    JUNE 30, 2000   JUNE 30, 1999
                                   ---------------   ---------------   -------------   -------------
Operating income.................      $ 1,547           $  580           $ 2,097         $2,015
Operating expense................        3,519            1,781             4,969          3,825
                                       -------           ------           -------         ------
Net operating loss...............       (1,972)          (1,201)           (2,872)        (1,810)
Realized gains on investments....            1               --                 1            925
Change in unrealized appreciation
  of investments.................           --              522                --           (432)
Other income.....................          749              258             1,091            501
                                       -------           ------           -------         ------
Net loss.........................      $(1,222)          $ (421)          $(1,780)        $ (816)
                                       =======           ======           =======         ======

NOTE 5.  BORROWINGS

    As of June 30, 2000, the Company had $57,039 in borrowings outstanding under a debt funding facility. The facility expires in April 2001, at which time all outstanding principal is due and payable. Interest on borrowings under this facility is charged at one month LIBOR (6.68% at June 30, 2000) plus 150 basis points. During the six months ended June 30, 2000, the company had weighted average outstanding borrowings of $84,297 and the weighted average interest rate, including amortization of deferred finance costs, was 10.1%.

                       AMERICAN CAPITAL STRATEGIES, LTD.

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 6.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share.

                                    THREE MONTHS      THREE MONTHS      SIX MONTHS      SIX MONTHS
                                        ENDED             ENDED            ENDED           ENDED
                                    JUNE 30, 2000     JUNE 30, 1999    JUNE 30, 2000   JUNE 30, 1999
                                   ---------------   ---------------   -------------   -------------
Numerator for basic and diluted
  earnings per share.............      $11,229           $ 6,161          $30,543         $13,185
Denominator for basic-weighted
  average shares.................       20,364            11,131           19,098          11,102
Employee stock options...........           69               451               78             327
Warrants.........................           17                84               17              69
Contingently issuable shares.....          428                --              426              --
                                       -------           -------          -------         -------
Dilutive potential shares........          514               535              521             396
                                       -------           -------          -------         -------
Denominator for diluted weighted
  average shares.................       20,878            11,666           19,619          11,498
                                       -------           -------          -------         -------
Basic earnings per common
  share..........................      $  0.55           $  0.55          $  1.60         $  1.19
Diluted earnings per common
  share..........................      $  0.54           $  0.53          $  1.59         $  1.15

NOTE 7.  INTEREST RATE RISK MANAGEMENT

    The Company enters into interest rate basis swap agreements with financial institutions as part of its strategy to manage interest rate risks and to fulfill its obligation under the terms of its debt funding facility. The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes. The Company is a party in six interest rate basis swap agreements with an aggregate notional amount of $113,325. Pursuant to these swap agreements, the Company pays a variable rate equal to the prime lending rate (9.50% at June 30, 2000) and receives a rate of the one month LIBOR (6.68% at June 30, 2000) plus a weighted average spread of 2.71%. The swaps have a remaining maturity of approximately four years. At June 30, 2000, the fair value of the interest rate basis swap agreements represented a liability of $275.

NOTE 8.  SHAREHOLDERS' EQUITY

    On May 24, 2000 the Company issued 5,500 shares of common stock for an aggregate purchase price of $113,000 and granted the underwriters the option to purchase up to 825 additional shares of common stock within thirty days for an aggregate purchase price of $17,000. The net proceeds from the sale of the 5,500 shares of common stock were approximately $106,000. On June 20, 2000, the underwriters exercised their option to acquire 825 shares from the Company. The net proceeds from the sale of the 825 shares of common stock were approximately $16,000. The Company used the proceeds from the offerings to repay outstanding borrowings under its debt funding facility.

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

PORTFOLIO COMPOSITION

    The Company's primary business is investing in and lending to businesses through investments in senior debt, subordinated debt with detachable common stock warrants, preferred stock, and common stock. The total portfolio value of investments in publicly and non-publicly traded securities, excluding government securities, was $486,242 and $377,554 at June 30, 2000 and December 31, 1999, respectively. During the three months ended June 30, 2000, the Company originated investments totaling $61,200 and advanced $2,200 previously committed under working capital facilities. During the six months ended June 30, 2000, the Company originated investments totaling $93,200, including $1,800 in funds committed but undrawn under credit facilities, and advanced $3,450 previously committed under working capital facilities. The weighted average effective interest rate on total capital invested as of June 30, 2000 was 14.3%. Summaries of the composition of the Company's portfolio of publicly and non-publicly traded securities, excluding government securities, at June 30, 2000 and December 31, 1999 at cost and fair value are shown in the following table:

COST                                              JUNE 30, 2000   DECEMBER 31, 1999
----                                              -------------   -----------------
Senior debt.....................................      12.4%             11.9%
Subordinated debt...............................      69.8%             69.4%
Convertible preferred stock.....................       2.8%              2.2%
Common stock warrants...........................      12.5%             13.6%
Common stock....................................       2.5%              2.9%

FAIR VALUE                                        JUNE 30, 2000   DECEMBER 31, 1999
----------                                        -------------   -----------------
Senior debt.....................................      10.2%              9.7%
Subordinated debt...............................      57.2%             56.0%
Convertible preferred stock.....................       2.5%              2.0%
Common stock warrants...........................      15.3%             11.6%
Common stock....................................      14.8%             20.7%

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

    In considering the appropriate valuation of this investment at December 31, 1999 and June 30, 2000, in addition to the value implied by First Union's investment for a 15% equity interest, management and the Board of Directors considered several factors including:

    - The valuation of comparable public company entities;

    - The very early development stage of Capital.com;

    - An estimated value for the warrants issued to First Union and the uncertainty of a subsequent valuation of Capital.com affecting the number of shares for which such warrants could be exercised.

    - The valuation implied by comparable private company transactions.

    Based on all these factors and others that were considered, the Board of Directors valued the investment in Capital.com at $63,535 at June 30, 2000, which represents unrealized depreciation of $8,965 for the three and six months ended June 30, 2000. This investment represents 12% of total assets and 14% of total shareholders' equity at June 30, 2000. Realization of this valuation in subsequent periods is subject to a high degree of uncertainty including the ability of Capital.com to attract and retain financial and service providers, develop and maintain a significant customer base that will support the on going investment and capital needs of the business, attract additional investors in the business, and develop and execute an exit strategy for investors. The outcome of these matters is highly uncertain. Inability to achieve these or other factors could negatively impact future valuations of Capital.com and such differences could be material.

    The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST                                              JUNE 30, 2000   DECEMBER 31, 1999
----                                              -------------   -----------------
Manufacturing...................................      60.5%             56.6%
Wholesale & Retail..............................       8.9%             11.5%
Information Technology..........................       7.7%              2.5%
Construction....................................       5.9%              7.7%
Healthcare......................................       5.3%              6.5%
Media...........................................       4.4%              5.5%
Telecommunications..............................       3.3%              4.3%
Service.........................................       2.6%              3.5%
Transportation..................................       1.0%              1.4%
Internet........................................       0.4%              0.5%

FAIR VALUE                                        JUNE 30, 2000   DECEMBER 31, 1999
----------                                        -------------   -----------------
Manufacturing...................................      50.6%             46.2%
Internet........................................      13.1%             19.2%
Wholesale & Retail..............................       7.6%              9.3%
Information Technology..........................       6.4%              2.0%
Telecommunications..............................       5.9%              3.5%
Construction....................................       5.3%              6.2%
Healthcare......................................       4.3%              5.2%
Media...........................................       3.7%              4.5%
Service.........................................       2.2%              2.8%
Transportation..................................       0.9%              1.1%

    Management expects that the largest percentage of the Company's investments will continue to be in manufacturing companies, however, management intends to continue to diversify the Company's portfolio and will explore new investment opportunities in a variety of industries.

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

    The operating results for the three and six months ended June 30, 2000 and June 30, 1999 are as follows:

                                             THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                             -------------   -------------   -------------   -------------
Operating income...........................      $14,893        $7,155          $26,411         $13,675
Operating expenses.........................        3,880         1,650            6,294           3,048
Equity in loss of unconsolidated operating
  subsidiary...............................       (1,222)         (421)          (1,780)           (816)
                                                 -------        ------          -------         -------
Net operating income.......................        9,791         5,084           18,337           9,811
Realized gain on investments...............          235           551              235             867
Increase in unrealized appreciation of
  investments..............................        1,203           526           11,971           2,507
                                                 -------        ------          -------         -------
Net increase in shareholders' equity
  resulting from operations................      $11,229        $6,161          $30,543         $13,185
                                                 =======        ======          =======         =======

    Total operating income is comprised of two components: interest and dividend income and loan fees. For the Second Quarter 2000, the Company recorded $12,720 in interest and dividends on non-publicly traded securities and $374 in interest on bank deposits, repurchase agreements, and shareholder loans, compared to $6,323 in interest and dividends on non-publicly traded securities and $167 in interest on government agency securities, bank deposits, repurchase agreements and shareholder loans recorded in the three months ended June 30, 1999 ("Second Quarter 1999"). For the six months ended June 30, 2000 (the "2000 YTD Period"), the Company recorded $23,393 in interest and dividends on non-publicly traded securities and $739 in interest on bank deposits, repurchase agreements, and shareholder loans; for the six months ended June 30, 1999 ("1999 YTD Period"), the Company recorded $12,136 in interest and dividends on non-publicly traded securities and $208 in interest on government agency securities, bank deposits, repurchase agreements and shareholder loans.

    Total operating income for the three months ended June 30, 2000 ("Second Quarter 2000") increased 7,738, or 108%, compared to the three months ended
June 30, 1999. The increase in operating income for the Second Quarter 2000 is a result of the Company closing 25 investments in private companies totaling $198,700 between June 30, 1999 and June 30, 2000, an increase in the prime lending rate from 7.75% at June 30, 1999 to 9.50% at June 30, 2000, and an increase in loan fees. As a result of the investment originations between June 30, 1999 and June 30, 2000, interest and dividend income increased approximately $6,400 compared to the Second Quarter 1999. In addition, the rise in the prime lending rate contributed excess interest income of approximately $200 for the Second Quarter 2000 compared to the same period in 1999. See discussion of interest rate sensitivity below under INTEREST RATE RISK. Loan fees for the Second Quarter 2000 increased from $665 in the Second Quarter 1999 to $1,799 in Second Quarter 2000 primarily due to $884 in prepayment penalties recognized on the repayment of the Company's subordinated debt investment in Electrolux, LLC. Under the terms of the transaction, the Company received a 180-day note in exchange for the retirement of the original subordinated note plus the prepayment penalties in exchange for the former note. The remaining term of the original subordinated note was six and one half years at the time of prepayment. The transaction was accounted for as a repayment of the subordinated note and an origination of a new note. Loan fees also increased due to the increase in investment origination volume from $37,000 during the Second Quarter 1999 to $61,200 in the Second Quarter 2000. Loan fees as a percentage of originations, exclusive of prepayment penalties, increased from 1.2% in the Second Quarter 1999 to 1.5% in the Second Quarter 2000.

    For the 2000 YTD Period, total operating income increased $12,736, or 93%, over the same period in 1999. The increase in operating income for the 2000 YTD Period is a result of the Company's investment originations between June 30, 1999 and June 30, 2000 noted above, the increase in the prime lending rate, and the increase in loan fees. Interest and dividend income increased approximately $11,500 compared to the 1999 YTD Period due to the investment originations between June 30, 1999 and June 30, 2000. In addition, the rise in the prime lending rate contributed excess interest income of approximately $300 for the 2000 YTD Period compared to the same period in 1999. For the 2000 YTD Period, loan fees increased to $2,279 from $1,331 during the same period in 1999. The increase is due to an increase in prepayment penalties of $400 due to the transaction noted above, and the increase in investment origination volume from $62,900 during the 1999 YTD Period to $93,200 during the 2000 YTD Period. For the 2000 YTD Period, loan fees as a percentage of originations, exclusive of prepayment penalties, increased to 1.5% from 1.3% during the same period in 1999.

    Operating expenses for the Second Quarter 2000 increased $2,230, or 135%, over the same period in 1999. The increase is primarily due to the increase in interest expense from $1,077 during the Second Quarter 1999 to $2,466 during the Second Quarter 2000. Interest expense increased due to both an increase in weighted average outstanding borrowings from $48,700 in the Second Quarter 1999 to $82,500 in the Second Quarter 2000 and an increase in effective borrowing rate, including amortization of deferred loan costs, from 7.1% at June 30, 1999 to 10.1% at June 30, 2000. For the 2000 YTD Period, interest expense increased $2,349, or 124%, over the same period in 1999. The increase was attributable to the interest rate increase noted above and the increase in the weighted average outstanding borrowings from $44,855 during the six months ended June 30, 1999 to $84,297 during the 2000 YTD period. General and administrative expenses increased from $385 in the Second Quarter 1999 to $650 in the Second Quarter 2000. For the 2000 YTD Period, general and administrative expenses increased from $654 in the 1999 YTD Period to $1,121 in the 2000 YTD Period. The increase for the three and six months ended June 30, 2000 was due to higher public reporting, recruiting and marketing expenses. For the Second Quarter 2000 and the 2000 YTD Period, salaries and benefits expense increased $576 and $430, respectively, over the comparable periods in 1999. The increase is attributable to the increase in the number of employees from 34 at June 30, 1999 to 48 at June 30, 2000 and an increase in incentive compensation awarded in the Second Quarter 2000. Incentive compensation increased approximately $300 and $200, respectively, during the Second Quarter 2000 and the 2000 YTD Period due to both the higher headcount and improved performance.

    Equity in loss of unconsolidated operating subsidiary, which represents ACFS's results, for the Second Quarter 2000 increased from a loss of $421 in Second Quarter 1999 to a loss of $1,222 in Second Quarter 2000. For the Second Quarter 2000, ACFS's results included $1,547 of operating income, $3,519 of operating expenses, $1 of realized gains on investments and $749 in other income. For the Second Quarter 1999, ACFS's results included $580 of operating income, $1,781 of operating expenses, $522 of unrealized appreciation of investments, and $258 in other income. For the 2000 YTD Period, ACFS's results included $2,097 of operating income, $4,969 of operating expenses, $1 of realized gains on investments, and $1,091 of other income; for the 1999 YTD Period, ACFS's results included $2,015 of operating income, $3,825 of operating expenses, $925 of realized gains on investments, $432 of unrealized depreciation of investments, and $501 of other income. The increase in ACFS's operating income was primarily due to an increase in loan processing fees generated by the higher investment originations during the quarter. For the 2000 YTD Period, operating income slightly increased from $2,015 in the 1999 YTD Period to $2,097. The increase in loan processing fees during the period was offset by a decrease in investment banking fees compared to the 1999 YTD Period. Operating expenses for the Second Quarter 2000 increased $1,738, or 98%, compared to the same period in 1999. For the 2000 YTD Period, operating expenses increased $1,144, or 30%, compared to the same period in 1999. The increase in operating expenses for both the three and six month period was due to the increase in salaries and benefits caused by the increase in the number of employees, all of whom are also employees of the Company, from 34 at June 30, 1999 to 48 at June 30, 2000 and the increase in incentive compensation awarded for the Second Quarter 2000. Incentive compensation, driven by both the increase in headcount and certain performance measures, increased $1,300 and $800 compared to the three and six months ended June 30, 1999. The higher operating income, offset by higher operating expenses, resulted in an $801 increase in ACFS's net loss in the Second Quarter 2000 compared to the

Second Quarter 1999, and a $964 increase in the net loss in the 2000 YTD Period compared to the 1999 YTD Period.

    During the Second Quarter 2000, the Company recorded a realized gain of $235 on the repayment of its subordinated debt investment in Electrolux, LLC. Under the terms of the transaction, the Company received a 180-day note for the full proceeds of the original subordinated note plus the prepayment penalties in exchange for the former note. The realized gain on the transaction is comprised of the realization of unamortized loan discounts. ACFS recorded $1 of realized gains during the Second Quarter 2000 and the 2000 YTD Period as a result of the receipt of funds held in escrow from the sale of its Four-S investment in 1999.

    The increase in unrealized appreciation of investments is based on portfolio asset valuations determined by the Company's Board of Directors. Unrealized appreciation of investments for the Second Quarter 2000 increased $677 over the Second Quarter 1999. Unrealized appreciation for the Second Quarter 2000 was comprised of valuation increases of $14,038 on investments in ten portfolio companies, including $7,664 of appreciation on the Company's common stock warrant investment in o2 Wireless, $1,615 on its investment in Lion
Brewery, Inc., and $1,385 on its investment in The Inca Group. The unrealized appreciation was offset by valuation decreases of $12,835 on investments in four portfolio companies, including depreciation of $8,965 on the Company's investment in Capital.com, $2,000 on its investment in EuroCaribe Packing Company, Inc., and $1,335 on its investment in IGI, Inc. For the 2000 YTD Period, unrealized appreciation was comprised of valuation increases of $25,510 on investments in thirteen companies, including $15,294 on the Company's investment in o2 Wireless, and valuation decreases of $13,539 on investments in four companies, including $8,965 on the Company's investment in Capital.com.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

    At June 30, 2000, the Company had $3,434 in cash and cash equivalents. In addition, the Company had outstanding debt secured by assets of the Company of $57,039 under a $225,000 debt funding facility. During the six months ended June 30, 2000, the Company funded investments using draws on the debt funding facility.

    On May 24, 2000, the Company completed a public offering of its common stock and received net proceeds of approximately $106,000 in exchange for 5,500 common shares. On June 20, 2000 the Company sold 825 shares of its common stock pursuant to the underwriter's overallotment option granted on May 24, 2000 and received net proceeds of approximately $16,000. The proceeds from the offerings were used to repay borrowings outstanding under its debt funding facility.

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

PORTFOLIO CREDIT QUALITY

    The Company grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower's business, the collateral coverage of the loans and other factors considered relevant.

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

    To monitor and manage the investment portfolio risk, management tracks the weighted average portfolio grade. The weighted average portfolio grade was 3.4 and 3.2 at June 30, 2000 and December 31, 1999, respectively. In addition, all of the Company's outstanding loans are currently paying as agreed. At June 30, 2000 and December 31, 1999, the Company's portfolio was graded as follows:

                                 JUNE 30, 2000                    DECEMBER 31, 1999
                        --------------------------------   --------------------------------
                        INVESTMENTS AT    PERCENTAGE OF    INVESTMENTS AT    PERCENTAGE OF
        GRADE             FAIR VALUE     TOTAL PORTFOLIO     FAIR VALUE     TOTAL PORTFOLIO
---------------------   --------------   ---------------   --------------   ---------------
          4                $200,928            47.5%          $ 65,638            21.5%
          3                 190,735            45.1%           223,898            73.4%
          2                  31,215             7.4%            15,577             5.1%
          1                      --              --                 --              --
                           --------           -----           --------           -----
                            422,878           100.0%           305,113           100.0%

    The amounts at June 30, 2000, and December 31, 1999 do not include the Company's investments in Capital.com, Wrenchead.com, and ACS Equities, LP as the Company has only invested in the equity securities of these companies.

INTEREST RATE RISK

    Because the Company funds a portion of its investments with borrowings under its debt funding facility, the Company's net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows. At June 30, 2000, approximately 65% of the Company's interest bearing assets provided fixed rate returns and approximately 35% of the company's interest bearing assets provided floating rate returns. The Company attempts to match fund its liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. At June 30, 2000, the Company had floating rate investments in debt securities with a face amount of $120 million and had total borrowings outstanding of $57 million. All of the Company's outstanding debt at June 30, 2000 has a variable rate of interest based on one-month LIBOR (6.68% at June 30, 2000), while all floating rate investments have an interest rate based on the prime lending rate (9.50% at June 30, 2000). A change in floating interest rates would have the following annual impact on the investment portfolio at June 30, 2000:

                                         ANNUAL INCREASE (DECREASE) IN
                     ---------------------------------------------------------------------
CHANGE IN FLOATING                                        NET OPERATING    NET OPERATING
   INTEREST RATE     INTEREST INCOME   INTEREST EXPENSE      INCOME       INCOME PER SHARE
-------------------  ---------------   ----------------   -------------   ----------------
+ 200 basis points       $ 2,400            $ 1,141          $ 1,259           $ 0.05
+ 100 basis points         1,200                570              630             0.03
- 100 basis points        (1,200)              (570)            (630)           (0.03)
- 200 basis points        (2,400)            (1,141)          (1,253)           (0.05)

    In addition to match funding the assets and liabilities between fixed and floating rates, the Company also enters into interest rate basis swap agreements to match the floating rate basis of its assets and liabilities and to fulfill its obligation under the terms of its debt funding facility. At June 30, 2000, the Company had entered into six interest rate basis swap agreements under which the Company pays a floating rate based on the prime rate and receives a weighted average interest rate based on one month LIBOR plus 271 basis points. The total notional amount of the swap agreements is $113,325 and the agreements have a remaining term of approximately four years. The Company intends to use derivative instruments for non-trading and non-speculative purposes only.

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

    Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 3, 2000, the Company held its Annual Meeting of Stockholders. Three matters were submitted to the stockholders for consideration.

    1.  Election of three Directors;

    2. The adoption of an amendment to the Company's Second Amended and Restated Certificate of Incorporation (i) so as to extend indemnification rights to the Company's employees, and (ii) limit the exculpation from liability to the Company or its stockholders for officers and directors in certain circumstances;

    3.  Approval of the Company's 2000 Employee Stock option Plans;

    4.  Approval of the Company's 2000 Disinterested Director Stock Option Plan;

    5. Adoption of an amendment to the Company's fundamental policies so as to permit the Company to be an underwriter in limited circumstances related to the Company's Directed Share Subscription program;

    6. Ratification of the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2000.

    The results of the shares voted with regard to each of these matters is as follows:

    1.  Election of Three Directors:

DIRECTOR                                          FOR        AGAINST    WITHHELD
--------                                       ----------   ---------   --------
Philip R. Harper.............................  15,846,225      56,773         --
Stephen P. Walko.............................  13,293,064   2,609,934         --
Malon Wilkus.................................  15,861,058      41,940         --

        Continuing Directors whose terms did not expire at the annual meeting were as follows: Robert L. Allbritton, Adam Blumenthal, David Gladstone, Neil M. Hahl, Stan Lundine, and Alvin N. Puryear.

    2.  Approval of Charter Amendment regarding indemnification and exculpation:

         FOR             AGAINST    ABSTAINED   BROKER NON-VOTES
---------------------   ---------   ---------   ----------------
13,475,564.....         2,189,705    237,429          300

    3.  Approval of 2000 Employee Stock Option Plan:

         FOR             AGAINST    ABSTAINED   BROKER NON-VOTES
---------------------   ---------   ---------   ----------------
10,284,879.....         1,164,485    88,568        4,365,066

    4.  Approval of 2000 Disinterested Director Stock Option Plan:

         FOR             AGAINST    ABSTAINED   BROKER NON-VOTES
---------------------   ---------   ---------   ----------------
11,052,961.....           400,147    111,820       4,365,069

    5.  Approval of Amendment to Fundamental Policies regarding underwriting:

         FOR             AGAINST    ABSTAINED   BROKER NON-VOTES
---------------------   ---------   ---------   ----------------
11,371,378.....            69,728    96,827        4,365,065

    6. Ratification of the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2000:

         FOR             AGAINST    ABSTAINED   BROKER NON-VOTES
---------------------   ---------   ---------   ----------------
15,817,612.....            54,221    30,865              300

ITEM 5.  OTHER INFORMATION

    Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

                                                       AMERICAN CAPITAL STRATEGIES, LTD.,

                                                       By:             /s/ JOHN R. ERICKSON
                                                            -----------------------------------------
                                                                         John R. Erickson
                                                                        VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

Date: August 9, 2000