Form 10-Q
period 2000-09-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2000-11-14
CIK 817473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000.

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of November 8, 2000 was 24,826,395.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 (unaudited)
                     and December 31, 1999....................................1
            Schedules of Investments as of September 30, 2000
                     (unaudited) and December 31, 1999........................2
            Statements of Operations for the three and nine
                     months ended September 30, 2000
                     and 1999 (unaudited).....................................7
            Statements of Shareholders' Equity for the nine
                     months ended September 30, 2000 and
                     September 30, 1999 (unaudited)...........................8
            Statements of Cash Flows for the nine months ended
                     September 30, 2000 and September 30, 1999
                     (unaudited)..............................................9
            Financial Highlights for the nine months ended
                     September 30, 2000 and September 30, 1999
                     (unaudited)..............................................10
            Notes to Unaudited Financial Statements
                     (unaudited)..............................................11

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation

            Introduction......................................................14
            Results of Operations.............................................16
            Financial Condition, Liquidity and Capital
            Resources.........................................................18

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.................................................20
Item 2.     Changes in Securities.............................................20
Item 3.     Defaults upon Senior Securities...................................20
Item 4.     Submission of Matters to a Vote of Security Holders...............20
Item 5.     Other Information.................................................20
Item 6.     Exhibits and Reports on Form 8-K..................................20

Signature.....................................................................21

PART I.           FINANCIAL INFORMATION


                        AMERICAN CAPITAL STRATEGIES, LTD.
                                 BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                   2000               1999
                                                                              --------------       ------------
                                                                              (Unaudited)
Assets

Cash and cash equivalents                                                       $  32,140           $   2,037
Investments at fair value (cost of $469,813 and $305,264, respectively)           510,203             377,554
Investment in unconsolidated operating subsidiary                                   1,805               4,893
Due from unconsolidated operating subsidiary                                        9,244               2,331
Interest receivable                                                                 5,010               2,417
Other                                                                               5,118               6,140
                                                                                ---------           ---------

Total assets                                                                    $ 563,520           $ 395,372
                                                                                =========           =========


Liabilities and Shareholders' Equity

Revolving credit facility                                                       $ 135,613           $  78,545
Accrued dividends payable                                                          11,905                 547
Other                                                                               6,339               4,535
                                                                                ---------           ---------

Total liabilities                                                                 153,857              83,627

Shareholders' equity

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized,
   0 issued and outstanding                                                            --                  --
Common stock, $.01 par value, 70,000 shares authorized, 24,806 and 18,252
   issued and outstanding, respectively                                               248                 183
Capital in excess of par value                                                    382,694             255,922
Notes receivable from sale of common stock                                        (26,210)            (23,052)
Undistributed net realized earnings                                                 7,289               1,080
Unrealized appreciation of investments                                             45,642              77,612
                                                                                ---------           ---------

Total shareholders' equity                                                        409,663             311,745
                                                                                ---------           ---------

Total liabilities and shareholders' equity                                      $ 563,520           $ 395,372
                                                                                =========           =========

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

SENIOR DEBT--11.41%                                                INDUSTRY                            COST          FAIR VALUE
-------------------                                                --------                            ----          --------------
BIW Connector Systems, LLC                                         Manufacturing                       $  2,766     $  2,766
JAG Industries, Inc. (2)                                           Manufacturing                          1,188        1,188
Chance Coach, Inc. (2)                                             Bus Manufacturer                       1,711        1,711
Cycle Gear, Inc.                                                   Motor Cycle Accessories                  750          750
EuroCaribe Packing Company, Inc. (2)                               Meat Processing                        6,729        6,729
Patriot Medical Technologies, Inc. (2)                             Repair Services                        2,983        2,983
Tube City Olympic of Ohio, Inc.                                    Mill Services                          8,930        8,930
MBT International Inc. (2)                                         Musical Instrument Distributor         3,600        3,600
Caswell-Massey Holdings Corp.                                      Toiletries                             2,000        2,000
Warner Power, LLC                                                  Power Systems and Electric Ballasts    5,562        5,562
Fulton Bellows & Components, Inc. (2)                              Bellows Manufacturer                  12,300       12,300
Biddeford Textile Corp.                                            Electric Blanked Manufacturer          1,430        1,430
Chromas Technologies (2)                                           Printing Press Manufacturer            8,452        8,452
                                                                                                       --------     --------
   Subtotal                                                                                              58,401       58,401

SUBORDINATED DEBT--59.41%
-------------------------
BIW Connector Systems, LLC                                         Manufacturing                          6,231        6,231
Westwind Group Holdings, Inc.                                      Restaurant                             3,026        1,688
JAG Industries, Inc. (2)                                           Manufacturing                          2,430        2,430
Chance Coach, Inc. (2)                                             Bus Manufacturer                       7,973        7,973
The L.A. Studios, Inc.                                             Audio Production                       2,532        2,532
Decorative Surfaces International, Inc. (2)                        Decorative Paper & Vinyl Mfg.          6,716        6,716
New Piper Aircraft, Inc.                                           Aircraft Manufacturing                18,161       18,161
Electrolux, LLC                                                    Vacuum Cleaners                        9,309        9,309
Cycle Gear, Inc.                                                   Motor Cycle Accessories                3,736        3,736
Confluence Holdings Corp.                                          Canoes & Kayaks                        9,236        9,236
EuroCaribe Packing Company, Inc. (2)                               Meat Processing                        8,996        6,996
Starcom Holdings, Inc.                                             Electrical Contractor                 19,128       19,128
Centennial Broadcasting, Inc.                                      Radio Stations                        18,306       18,306
Lion Brewery, Inc. (2)                                             Malt Beverages                         5,986        5,986
Auxi-Health, Inc.                                                  Home Health Care                      11,921       11,921
Patriot Medical Technologies, Inc. (2)                             Repair Services                        2,512        2,512
Tube City, Inc.                                                    Mill Services                          6,341        6,341
Erie County Plastics Corporation                                   Molded Plastic Manufacturing           8,904        8,904
Aeriform Corporation                                               Packaged Industrial Gas                8,198        8,198
MBT International, Inc. (2)                                        Musical Instrument Distributor         6,715        6,715
Dixie Trucking Company, Inc. (2)                                   Overnight Shorthaul Delivery           4,075        4,075
Caswell-Massey Holdings Corp.                                      Toiletries                             1,725        1,725
Transcore Holdings, Inc.                                           Transportation Info. Mgmt. Services   22,771       22,771
The Inca Group (2)                                                 Manufacturer of Steel Products        15,607       15,607
Crosman Corporation                                                Small Arms                             3,814        3,814
Parts Plus Group                                                   Auto Parts Distributor                 4,155        4,155
IGI, Inc.                                                          Veterinary Vaccines                    5,228        5,228
Warner Power, LLC                                                  Power Systems and Electric Ballasts    3,937        3,937
A.H. Harris & Sons, Inc.                                           Construction Material Distribution     4,751        4,751
Fulton Bellows & Components, Inc. (2)                              Bellows Manufacturer                   6,745        6,745
A&M Cleaning Products, Inc.                                        Household Cleaning Products            5,020        5,020
Goldman Industrial Group                                           Machine Tools, Metal Cutting Types    27,242       27,242
JAAGIR, LLC                                                        IT Staffing and Consulting             2,762        2,762
Cornell Companies, Inc.                                            Private Corrections                   28,898       28,898
Chromas Technologies (2)                                           Printing Press Manufacturer            4,429        4,429
                                                                                                       --------     --------
     Subtotal                                                                                           307,516      304,178

SUBORDINATED DEBT WITH NON-DETACHABLE WARRANTS--3.85%
-----------------------------------------------------
Case Logic 9.6% of Co.                                             Storage Products Designer and
                                                                   Marketer                              19,706       19,706
                                                                                                       --------     --------
     Subtotal                                                                                            19,706       19,706



(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                      SCHEDULE OF INVESTMENTS -- CONTINUED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


CONVERTIBLE PREFERRED STOCK--3.51%                                 INDUSTRY                                 COST       FAIR VALUE
-----------------------------------                                --------                                 -----      -----------
Chance Coach, Inc. (2) 12% dividend convertible into 20% of Co.    Bus Manufacturer                     $   2,000     $   2,793
Decorative Surfaces International, Inc. (2) prime rate plus 4%
   dividend convertible into 2.9% of Co.                           Decorative Paper & Vinyl Mfg.              803           803
Patriot Medical Technologies, Inc. (2) 8% dividend
   convertible into 16.9% of Co.                                   Repair Services                          1,082         1,082
MBT International, Inc. (1)(2) convertible into 53.1% of Co.       Musical Instrument Distributor           2,250         2,250
Transcore Holdings, Inc.  (2) redeemable preferred                 Transportation Info. Mgmt. Services        555           555
Parts Plus Group (1) convertible into 1.9% of Co.                  Auto Parts Distributor                     556           556
Fulton Bellows & Components, Inc. (1)(2) convertible
   into 40% of Co.                                                 Bellows Manufacturer                     3,000         3,000
A&M Cleaning Products, Inc. (1) redeemable preferred               Household Cleaning Products                434           434
Auxi Health, Inc. (2) convertible into 55.8% of Co.                Home Health Care                         2,500         2,500
Chromas Technologies (2) convertible preferred 10% of Co.          Printing Press Manufacturer              4,000         4,000
                                                                                                        ---------     ---------
     Subtotal                                                                                              17,180        17,973

COMMON STOCK  AND MEMBERSHIP INTEREST WARRANTS(1)-- 19.31%
----------------------------------------------------------
BIW Connector Systems, LLC 8% of LLC                               Manufacturing                              652         1,754
Westwind Group Holdings, Inc. 5% of Co.                            Restaurant                                 350            --
JAG Industries, Inc. (2) 75% of Co.                                Manufacturing                              505            --
Chance Coach, Inc. (2) 43.2% of Co.                                Bus Manufacturer                         4,041         5,950
The L.A. Studios, Inc. 17% of Co.                                  Audio Production                           902         1,176
Decorative Surfaces International, Inc. (2) 42.3% of Co.           Decorative Paper & Vinyl Mfg.            4,571         4,394
New Piper Aircraft, Inc. 4% of Co.                                 Aircraft Manufacturing                   2,231         3,578
Cycle Gear, Inc. 34% of Co.                                        Motor Cycle Accessories                    374           884
Confluence Holdings Corp. 18.4% of Co.                             Canoes & Kayaks                          1,499         1,499
EuroCaribe Packing Company, Inc. (2) 37.1% of Co.                  Meat Processing                          1,110            --
Starcom Holdings, Inc. 17.5% of Co.                                Electrical Contractor                    3,914         5,597
Lion Brewery, Inc. (2) 54% of Co.                                  Malt Beverages                             675         5,534
Auxi Health, Inc. 17.9% of Co.                                     Home Health Care                         2,599         1,856
Patriot Medical Technologies, Inc. (2) 14.9% of Co.                Repair Services                            612           612
Tube City, Inc. 14.75% of Co.                                      Mill Services                            2,523         3,040
Erie County Plastics Corporation 8% of Co.                         Molded Plastic Manufacturing             1,170         1,170
MBT International, Inc.  (2) 30.6% of Co.                          Musical Instrument Distributor           1,214         1,214
Dixie Trucking Company, Inc. (2) 32% of Co.                        Overnight Shorthaul Delivery               141           327
Caswell-Massey Holdings Corp. 24% of Co.                           Toiletries                                 552         1,236
Transcore Holdings, Inc. 10.2% of Co.                              Transportation Info. Mgmt. Services      4,686         5,129
The Inca Group (2)  57.3% of Co.                                   Manufacturer of Steel Products           3,060         4,136
Crosman Corporation 3.5% of Co.                                    Small Arms                                 330           330
Parts Plus Group 2.4% of Co.                                       Auto Parts Distributor                     333           333
IGI, Inc. 16.7% of Co.                                             Veterinary Vaccines                      2,003         1,908
o2wireless Solutions Inc. 10.5% of Co.                             Wireless Communication Network Services  2,521        34,570
Warner Power, LLC (2) 53.1% of LLC                                 Power Systems and Electric Ba;;asts      1,629         2,032
A.H. Harris & Sons, Inc. 6.5% of Co.                               Construction Material Distribution         267           267
Fulton Bellows & Components, Inc. (2) 20% of Co.                   Bellows Manufacturer                     1,305         1,305
A&M Cleaning Products, Inc. 21.9% of Co.                           Household Cleaning Products              1,643         2,237
Goldman Industrial Group 15.0% of Co.                              Machine Tools, Metal Cutting Types       2,822         2,822
JAAGIR, LLC 4.0% of Co.                                            IT Staffing and Consulting                 271           271
Cornell Companies, Inc. 2.2% of Co.                                Private Corrections                      1,102         1,556
Biddeford Textiles Corp. 10% of Co.                                Electric Blanket Manufacturer            1,100         1,100
Chromas Technologies (2) 25% of Co.                                Printing Press Manufacturer              1,071         1,071
                                                                                                        ---------     ---------
     Subtotal                                                                                              53,778        98,888


(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                      SCHEDULE OF INVESTMENTS -- CONTINUED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


COMMON STOCK AND MEMBERSHIP INTERESTS(1)--2.21%                   INDUSTRY                              COST       FAIR VALUE
-----------------------------------------------                   --------                              -----      ----------
Chance Coach, Inc. (2) 20.5% of Co.                               Bus Manufacturer                      $  1,896     $  2,793
Electrolux, LLC 2.5% of Co.                                       Vacuum Cleaners                            246        2,000
Confluence Holdings Corp. 6.0% of Co.                             Canoes & Kayaks                            537          537
Starcom Holdings, Inc. 2.8% of Co.                                Electrical Contractor                      616          896
The Inca Group  (2)  27.7% of Co.                                 Manufacturer of Steel Products           1,700        2,010
Capital.com, Inc. (2) 85% of Co.                                  Internet-based Financial Portal          1,492        1,492
Wrenchead.com, Inc. 1% of Co.                                     Internet-based Auto Parts Distributor       --          104
ACS Equities, LP (2) 90% of LP                                    Investment Partnership                   5,245           --
Chromas Technologies (2) 35% of Co.                               Printing Press Manufacturer              1,500        1,500
                                                                                                        --------     --------
     Subtotal                                                                                             13,232       11,332
                                                                                                        --------     --------
                                                                                                         469,813      510,478

INTEREST RATE BASIS SWAP AGREEMENTS--(0.05)%
--------------------------------------------
No. of       Notional    Expiration   Receive     Pay
Contracts    Amount        Date        Date       Rate
---------    --------    ----------   -------     ----
   6         $113,325     4/10/04     Floating   Floating                                                     --         (275)
                                                                                                        --------     --------
                                                                  Total Investments                     $469,813     $510,203
                                                                                                        ========     ========

INVESTMENT IN UNCONSOLIDATED OPERATING SUBSIDIARY--0.35%
--------------------------------------------------------
American Capital Financial Services (1)(2) 100% of Co.            Investment Banking                         403        1,805
                                                                                                        --------     --------
     Totals                                                                                             $470,216     $512,008
                                                                                                        ========     ========

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1999
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


SENIOR DEBT--9.53%                                                 INDUSTRY                                 COST      FAIR VALUE
-------------------                                                ---------                                -----     ----------
BIW Connector Systems, LLC                                         Manufacturing                         $   3,404     $  3,404
JAG Industries, Inc. (2)                                           Manufacturing                             1,200        1,200
Chance Coach, Inc. (2)                                             Bus Manufacturer                          1,071        1,071
Cycle Gear, Inc.                                                   Motor Cycle Accessories                     750          750
EuroCaribe Packing Company, Inc. (2)                               Meat Processing                           6,276        6,276
Patriot Medical Technologies, Inc. (2)                             Repair Services                           3,250        3,250
Tube City Olympic of Ohio, Inc.                                    Mill Services                             9,700        9,700
MBT International Inc. (2)                                         Musical Instrument Distributor            4,200        4,200
Caswell-Massey Holdings Corp.                                      Toiletries                                2,000        2,000
Warner Power, LLC                                                  Power Systems and Electric Ballasts       4,610        4,610
                                                                                                         ---------     --------
     Subtotal                                                                                               36,461       36,461

SUBORDINATED DEBT--55.35%
-------------------------
BIW Connector Systems, LLC                                         Manufacturing                             6,829        6,829
Westwind Group Holdings, Inc.                                      Restaurant                                2,984        2,984
JAG Industries, Inc. (2)                                           Manufacturing                             2,385        2,385
Chance Coach, Inc. (2)                                             Bus Manufacturer                          7,520        7,520
The L.A. Studios, Inc.                                             Audio Production                          2,466        2,466
Decorative Surfaces International, Inc. (2)                        Decorative Paper & Vinyl Mfg.             5,606        5,606
New Piper Aircraft, Inc.                                           Aircraft Manufacturing                   18,023       18,023
Electrolux, LLC                                                    Vacuum Cleaners                           7,849        7,849
Cycle Gear, Inc.                                                   Motor Cycle Accessories                   2,262        2,262
Confluence Holdings Corp.                                          Canoes & Kayaks                           8,812        8,812
EuroCaribe Packing Company, Inc. (2)                               Meat Processing                           8,971        8,971
Starcom Holdings, Inc.                                             Electrical Contractor                    18,929       18,929
Centennial Broadcasting, Inc.                                      Radio Stations                           16,975       16,975
Lion Brewery, Inc. (2)                                             Malt Beverages                            5,975        5,975
Auxi-Health, Inc.                                                  Home Health Care                         10,136       10,136
Patriot Medical Technologies, Inc. (2)                             Repair Services                           2,487        2,487
Tube City, Inc.                                                    Mill Services                             6,017        6,017
Erie County Plastics Corporation                                   Molded Plastic Manufacturing              8,858        8,858
Aeriform Corporation                                               Packaged Industrial Gas                   7,774        7,774
MBT International, Inc. (2)                                        Musical Instrument Distributor            6,439        6,439
Dixie Trucking Company, Inc. (2)                                   Overnight Shorthaul Delivery              4,064        4,064
Caswell-Massey Holdings Corp.                                      Toiletries                                1,670        1,670
Transcore Holdings, Inc.                                           Transportation Info. Mgmt. Services       5,656        5,656
The Inca Group (2)                                                 Manufacturer of Steel Products           11,177       11,177
Crosman Corporation                                                Small Arms                                3,702        3,702
Parts Plus Group                                                   Auto Parts Distributor                    4,119        4,119
IGI, Inc.                                                          Veterinary Vaccines                       5,037        5,037
o2wireless Solutions Inc.                                          Wireless Communication Network Services  10,348       10,348
Warner Power, LLC                                                  Power Systems and Electric Ballasts       3,871        3,871
A.H. Harris & Sons, Inc.                                           Construction Material Distribution        4,733        4,733
                                                                                                          --------     --------
     Subtotal                                                                                              211,674      211,674

PREFERRED STOCK--2.00%
----------------------
Chance Coach, Inc. (2) 12% dividend convertible into 20% of Co.    Bus Manufacturer                          2,000        2,793
Decorative Surfaces International, Inc. (2) prime rate
     plus 4% dividend convertible into 2.9% of Co.                 Decorative Paper & Vinyl Mfg.               728          728
Patriot Medical Technologies, Inc. (2) 8% dividend
     convertible into 16.9% of Co.                                 Repair Services                           1,020        1,020
MBT International, Inc. (1)(2) convertible into 53.1% of Co.       Musical Instrument Distributor            2,250        2,250
Transcore Holdings, Inc.  (2) 8% dividend redeemable               Transportation Info. Mgmt. Services         306          306
Parts Plus Group (1) convertible into 1.9% of Co.                  Auto Parts Distributor                      556          556
                                                                                                          --------     --------
     Subtotal                                                                                                6,860        7,653

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                      SCHEDULE OF INVESTMENTS -- CONTINUED
                                DECEMBER 31, 1999
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

COMMON STOCK  AND MEMBERSHIP INTEREST WARRANTS(1)--11.48%         INDUSTRY                               COST       FAIR VALUE
---------------------------------------------------------         --------                               ----       ----------
BIW Connector Systems, LLC 8% of LLC                              Manufacturing                         $    652     $    451
Westwind Group Holdings, Inc. 5% of Co.                           Restaurant                                 350          244
JAG Industries, Inc. (2) 75% of Co.                               Manufacturing                              505           --
Chance Coach, Inc. (2) 43.2% of Co.                               Bus Manufacturer                         4,041        5,950
The L.A. Studios, Inc. 17% of Co.                                 Audio Production                           902          902
Decorative Surfaces International, Inc. (2) 42.3% of Co.          Decorative Paper & Vinyl Mfg.            4,571        4,394
New Piper Aircraft, Inc. 4% of Co.                                Aircraft Manufacturing                   2,231        2,884
Cycle Gear, Inc. 27.6% of Co.                                     Motor Cycle Accessories                    374          374
Confluence Holdings Corp. 18% of Co.                              Canoes & Kayaks                          1,319        1,217
EuroCaribe Packing Company, Inc. (2) 37.1% of Co.                 Meat Processing                          1,110        1,046
Starcom Holdings, Inc. 17.5% of Co.                               Electrical Contractor                    3,914        3,914
Lion Brewery, Inc. (2) 54% of Co.                                 Malt Beverages                             675        1,863
Auxi Health, Inc. 20% of Co.                                      Home Health Care                         2,599        1,856
Patriot Medical Technologies, Inc. (2) 14.9% of Co.               Repair Services                            612          612
Tube City, Inc. 14.75% of Co.                                     Mill Services                            2,523        2,523
Erie County Plastics Corporation 8% of Co.                        Molded Plastic Manufacturing             1,170        1,170
MBT International, Inc.  (2) 30.6% of Co.                         Musical Instrument Distributor           1,214        1,214
Dixie Trucking Company, Inc. (2) 32% of Co.                       Overnight Shorthaul Delivery               141          141
Caswell-Massey Holdings Corp. 24% of Co.                          Toiletries                                 552          552
Transcore Holdings, Inc. 7.3% of Co.                              Transportation Info. Mgmt. Services      1,694        1,694
The Inca Group (2)  66.5% of Co.                                  Manufacturer of Steel Products           3,060        3,060
Crosman Corporation 3.5% of Co.                                   Small Arms                                 330          330
Parts Plus Group 2.4% of Co.                                      Auto Parts Distributor                     333          333
IGI, Inc. 16.7% of Co.                                            Veterinary Vaccines                      2,003        2,587
o2wireless Solutions Inc.                                         Wireless Communication Network Servicse  2,698        2,698
Warner Power, LLC (2) 53.1% of LLC                                Power Systems and Electric Ballasts      1,629        1,629
A.H. Harris & Sons, Inc. 3.5% of Co.                              Construction Material Distribution         267          267
                                                                                                       ---------     --------
     Subtotal                                                                                             41,469       43,905

COMMON STOCK AND MEMBERSHIP INTERESTS(1)--20.40%
------------------------------------------------
Chance Coach, Inc. (2) 20.5% of Co.                               Bus Manufacturer                         1,896        2,793
Electrolux, LLC 2.5% of Co.                                       Vacuum Cleaners                            246        1,144
Confluence Holdings Corp. 0.7% of Co.                             Canoes & Kayaks                             45           17
Starcom Holdings, Inc. 2.8% of Co.                                Electrical Contractor                      616          616
The Inca Group  (2)  18.5% of Co.                                 Manufacturer of Steel Products             850          850
Capital.com, Inc. (2) 85% of Co.                                  Internet-based Financial Portal          1,492       72,500
Wrenchead.com, Inc. 1% of Co.                                     Internet-based Auto Parts                   --          104
                                                                  Distributor
ACS Equities, LP (2) 90% of LP                                    Investment Partnership                   3,655           --
                                                                                                        --------     --------
     Subtotal                                                                                              8,800       78,024

                                                                                                         305,264      377,717
                                                                                                        --------     --------

INTEREST RATE BASIS SWAP AGREEMENTS--(0.04)%
--------------------------------------------
No. of       Notional     Expiration     Receive       Pay
Contracts    Amount          Date         Rate         Rate
---------    --------     ----------     -------       ----
      4      $61,325       4/10/04       Floating     Floating                                                --         (163)
                                                                                                        --------     --------

                                                                  Total Investments                     $305,264     $377,554
                                                                                                        ========     ========

INVESTMENT IN UNCONSOLIDATED OPERATING SUBSIDIARY---1.28%
---------------------------------------------------------
American Capital Financial Services (1)(2) 100% of Co.            Investment Banking                         403        4,893
                                                                                                        --------     --------
     Totals                                                                                             $305,667     $382,447
                                                                                                        ========     ========

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  THREE MONTHS      THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                      ENDED            ENDED            ENDED            ENDED
                                                  SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                      2000             1999              2000             1999

Operating income:
Interest and dividend income                        $ 15,980         $  8,414         $ 40,112         $ 20,758
Loan fees                                                976              729            3,255            2,060
                                                    --------         --------         --------         --------

Total operating income                                16,956            9,143           43,367           22,818

Operating expenses:

Salaries and benefits                                    687              411            1,615              909
General and administrative                               522              382            1,646            1,035
Interest                                               2,107            1,349            6,351            3,245
                                                    --------         --------         --------         --------

Total operating expenses                               3,316            2,142            9,612            5,189

Operating income before equity in loss of
    unconsolidated operating subsidiary               13,640            7,001           33,755           17,629
Equity in loss of unconsolidated operating
    subsidiary                                        (1,308)            (337)          (3,088)          (1,153)
                                                    --------         --------         --------         --------
Net operating income                                  12,332            6,664           30,667           16,476
Net realized gain on investments                       4,303               --            4,538              867
(Decrease) increase in net unrealized
    appreciation of investments                      (43,941)           3,570          (31,970)           6,077
                                                    --------         --------         --------         --------

Net (decrease) increase in shareholders' equity
    resulting from operations                       $(27,306)        $ 10,234         $  3,235         $ 23,420
                                                    ========         ========         ========         ========

Net operating income per common share:
                                       Basic        $   0.51         $   0.45         $   1.47         $   1.33
                                       Diluted      $   0.50         $   0.43         $   1.44         $   1.28

(Loss) earnings per common share:
                                       Basic        $  (1.12)        $   0.69         $   0.16         $   1.89
                                       Diluted      $  (1.10)        $   0.66         $   0.15         $   1.81

Weighted average shares of             Basic          24,359           14,869           20,854           12,395
    common stock outstanding           Diluted        24,872           15,619           21,360           12,920



See accompanying notes

                        AMERICAN CAPITAL STRATEGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                         Notes                        Unrealized
                                                          Capital in   Receivable    Undistributed   Appreciation        Total
                                         Common Stock     Excess of   From Sale of   Net Realized   (Depreciation)   Shareholders'
                                      Shares     Amount   Par Value   Common Stock     Earnings     of Investments     Equity
                                      ------     ------   ---------   ------------   -------------  --------------   -------------

Balance at December 31, 1998           11,081    $111     $145,245     $   (300)       $   (116)       $  7,783       $ 152,723
                                       ======    ====     ========     ========        ========        ========       =========

  Issuance of common stock              5,605      56       89,150           --              --              --          89,206
  Issuance of common stock under
     stock option plans                 1,499      15       22,431      (22,446)             --              --              --
  Issue of common stock under the
     Dividend Reinvestment Plan            20      --          339           --              --              --             339
  Issuance of restricted stock             10      --          166           --              --              --             166
  Net increase in shareholders'
     equity resulting from operations      --      --           --           --          17,343           6,077          23,420
  Distributions                            --      --           --           --         (17,287)             --         (17,287)
                                       ------    ----     --------     --------        --------        --------       ---------

Balance at September 30, 1999          18,215    $182     $257,331     $(22,746)       $    (60)       $ 13,860       $ 248,567
                                       ======    ====     ========     ========        ========        ========       =========


Balance at December 31, 1999           18,252    $183     $255,922     $(23,052)       $  1,080        $ 77,612       $ 311,745
                                       ======    ====     ========     ========        ========        ========       =========

  Issuance of common stock under
     stock option plans                   213       2        4,318       (4,320)             --              --              --
  Issue of common stock under the
     Dividend Reinvestment Plan            16      --          373           --              --              --             373
  Issuance of common stock              6,325      63      122,081           --              --              --         122,144
  Repayments of notes receivable
     from sale of common stock             --      --           --        1,162              --              --           1,162
  Net increase in shareholders'
     equity resulting from                 --      --           --           --          35,205         (31,970)          3,235
     operations
  Distributions                            --      --           --           --         (28,996)             --         (28,996)
                                       ------    ----     --------     --------        --------        --------       ---------

Balance at September 30, 2000          24,806    $248     $382,694     $(26,210)       $  7,289        $ 45,642       $ 409,663
                                       ======    ====     ========     ========        ========        ========       =========


See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          NINE MONTHS             NINE MONTHS
                                                                              ENDED                  ENDED
                                                                       SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
Operating activities
    Net increase in shareholders' equity resulting from operations        $   3,235               $  23,420
       Adjustments to reconcile net increase in shareholders' equity resulting from operations to net cash provided by operating activities:
          Unrealized depreciation (appreciation) of investments              31,970                  (6,077)
          Net realized gain on investments                                   (4,538)                   (867)
          Accretion of loan discounts                                        (2,949)                 (1,613)
          Amortization of deferred finance costs                                813                     554
          Increase in interest receivable                                    (2,593)                 (1,521)
          Increase in accrued payment-in-kind dividends and interest         (3,021)                 (2,068)
          Receipt of note for prepayment penalties                             (884)                     --
          Increase in due from unconsolidated operating subsidiary           (6,913)                 (1,567)
          Decrease (increase) in other assets                                   523                  (2,579)
          Increase in other liabilities                                       1,804                     129
          Equity in loss of unconsolidated operating subsidiary               3,088                   1,153
                                                                          ---------               ---------

Net cash provided by operating activities                                    20,535                   8,964

Investing activities
       Proceeds from sale or maturity of investments                          2,004                  28,885
       Principal repayments                                                  16,162                  26,092
       Purchase of investments                                             (171,283)               (122,338)
       Issuance of employee notes receivable                                     --                  (1,269)
       Purchase of securities                                                    --                 (12,900)
                                                                          ---------               ---------

Net cash used in investing activities                                      (153,117)                (81,530)

Financing activities
       Drawings on revolving credit facilities, net                          57,068                  39,840
       Repayment of short-term notes payable                                     --                  (5,000)
       Increase in deferred financing costs                                      --                  (2,011)
       Issuance of common stock                                             123,359                  89,372
       Distributions paid                                                   (17,742)                (10,598)
                                                                          ---------               ---------

Net cash provided by financing activities                                   162,685                 111,603
                                                                          ---------               ---------

Net increase in cash and cash equivalents                                    30,103                  39,037
Cash and cash equivalents at beginning of period                              2,037                   6,149
                                                                          ---------               ---------

Cash and cash equivalents at end of period                                $  32,140               $  45,186
                                                                          =========               =========

Supplemental Disclosures:
-------------------------
       Cash paid for interest                                             $   4,359               $   2,697

Non-cash Financing Activities:
------------------------------
       Notes receivable issued in exchange for common stock               $   4,320               $  22,446
       Net repayment of margin borrowings through sale of securities             --                  80,948
       Receipt of short term note in exchange for principal repayment
          of long term note                                                   8,424                      --
       Issuance of common stock in conjunction with dividend                    373                     339
          reinvestment

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                              FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                NINE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                                               ------------------     ------------------

Per Share Data (1)
Net asset value at beginning of the period                          $  17.08              $  13.80
Net operating income                                                    1.47                  1.33
Realized gain on investments                                            0.22                  0.08
(Decrease) increase in net unrealized appreciation on investments      (1.53)                 0.48
                                                                    --------              --------

Net increase in shareholders' equity resulting from operations      $   0.16              $   1.89
Issuance of common stock                                                0.58                  0.71
Distribution of net investment income                                  (1.43)                (1.27)
Effect of dilution                                                     (0.12)                (1.49)
                                                                    --------              --------
Net asset value at end of period                                    $  16.51              $  13.64

Per share market value at beginning of period                       $ 22.750              $ 17.250
Per share market value at end of period                             $ 23.688              $ 18.500
Total return (2)                                                       10.41%                14.62%
Shares outstanding at end of period                                   24,806                18,215

Ratio/Supplemental Data
Net assets at end of period                                         $409,663              $248,508
Ratio of operating expenses to average net assets                       2.66%                 2.59%
Ratio of net operating income to average net assets                     8.50%                 8.24%


(1)      Basic per share data.
(2) Amounts were not annualized for the results of the nine month periods ended September 30, 2000 and 1999.

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

     In considering the appropriate valuation of this investment at December 31, 1999 and September 30, 2000, in addition to the value implied by First Union's investment for a 15% equity interest, management and the Board of Directors considered several factors including:

*        The valuation of comparable public company entities;
*        The very early development stage of Capital.com;

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


NOTE 3.  CAPITAL.COM (CONTINUED)

* An estimated value for the warrants issued to First Union and the uncertainty of a subsequent valuation of Capital.com affecting the number of shares for which such warrants could be exercised:
*    The valuation implied by comparable private company transactions.

         Based on all these factors and others that were considered, the Board of Directors valued the investment in Capital.com at $72,500 at December 31, 1999. Reflecting general declines in the valuation of Internet companies, the Company wrote down the value of its investment to $63,500. At September 30, 2000, the Company valued its investment in Capital.com at its original cost of $1,500, a depreciation of $62,000 from its June 30, 2000 valuation. This depreciation is attributed to numerous factors arising during the quarter ended September 30, 2000, including the unfavorable financing environment for Internet companies, substantial declines in the valuations of comparable public companies and tremendous declines in the valuations of comparable private companies. Since the Company's original investment in the third quarter of 1999, the Company has experienced net depreciation of $0 of its investment in Capital.com, which is comprised of $71,000 of appreciation in the three months ended December 31, 1999, and $71,000 of gross depreciation in the nine months ended September 30, 2000.

NOTE 4. INVESTMENT IN UNCONSOLIDATED OPERATING SUBSIDIARY

         As discussed in Note 2, ACFS is an operating subsidiary of the Company and is accounted for under the equity method effective October 1, 1997.

         Condensed financial information for ACFS is as follows:

                                             SEPTEMBER 30,       DECEMBER 31,
                                                2000                 1999
                                             -------------       ------------
Assets
     Investments in ACS Equities, LP, at
       fair value                              $10,365             $10,365
     Other assets, net                           5,449               3,572
                                               -------             -------

Total assets                                   $15,814             $13,937
                                               =======             =======

Liabilities and Shareholder's Equity
     Deferred income taxes                     $   110             $ 2,007
     Due to parent                               9,244               2,331
     Other liabilities                           4,655               4,706
     Shareholder's equity                        1,805               4,893
                                               -------             -------

Total liabilities and shareholder's equity     $15,814             $13,937
                                               =======             =======

                                         THREE MONTHS     THREE MONTHS     NINE MONTHS     NINE MONTHS
                                             ENDED            ENDED           ENDED           ENDED
                                         SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             2000             1999            2000            1999
                                         -------------     -------------   -------------   -------------

Operating income                           $ 1,574          $ 1,528           $ 3,671        $ 3,543
Operating expense                            3,683            2,257             8,652          6,082
                                           -------          -------           -------        -------
Net operating loss                          (2,109)            (729)           (4,981)        (2,539)
Realized gains on investments                   --               --                 1            925
Increase (decrease) in net unrealized
     appreciation of investments                --              186                --           (246)
Other income                                   801              206             1,892            707
                                           -------          -------           -------        -------
Net loss                                   $(1,308)         $  (337)          $(3,088)       $(1,153)
                                           =======          =======           =======        =======


                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


NOTE 5. BORROWINGS

         As of September 30, 2000, the Company had $135,613 in borrowings outstanding under a debt funding facility. The facility expires in April 2001, at which time all outstanding principal is due and payable. Interest on borrowings under this facility is charged at one month LIBOR (6.62% at September 30, 2000) plus 150 basis points. During the nine months ended September 30, 2000, the company had weighted average outstanding borrowings of $87,960 and the weighted average interest rate, including amortization of deferred finance costs, was 9.62%.

NOTE 6.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.

                                           THREE MONTHS         THREE MONTHS           NINE MONTHS            NINE MONTHS
                                              ENDED                 ENDED                 ENDED                  ENDED
                                        SEPTEMBER 30, 2000    SEPTEMBER 30, 1999    SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                        ------------------    ------------------    ------------------     ------------------

Numerator for basic and diluted
     (loss) earnings per share                $(27,306)           $10,234                 $ 3,235               $23,420

Denominator for basic-weighted
     average shares                             24,359             14,869                  20,854                12,395

Employee stock options                             139                 70                      87                   185
Warrants                                            18                 82                      18                    72
Contingently issuable shares                       356                598                     401                   268
                                              --------            -------                 -------               -------

Dilutive potential shares                          513                750                     506                   525
                                              --------            -------                 -------               -------
Denominator for diluted weighted
     average shares                             24,872             15,619                  21,360                12,920
                                              --------            -------                 -------               -------

Basic (loss) earnings per common
     share                                    $  (1.12)           $  0.69                 $  0.16               $  1.89
Diluted (loss) earnings per common
     share                                    $  (1.10)           $  0.66                 $  0.15               $  1.81


NOTE 7.       INTEREST RATE RISK MANAGEMENT

         The Company enters into interest rate basis swap agreements with financial institutions as part of its strategy to manage interest rate risks and to fulfill its obligation under the terms of its debt funding facility. The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes. The Company is a party in six interest rate basis swap agreements with an aggregate notional amount of $113,325. Pursuant to these swap agreements, the Company pays a variable rate equal to the prime lending rate (9.50% at September 30, 2000) and receives a rate of the one month LIBOR plus a weighted average spread of 2.71%. The swaps have a remaining maturity of approximately four years. At September 30, 2000, the fair value of the interest rate basis swap agreements represented a liability of $275.

NOTE 8.       SUBSEQUENT EVENTS

         On November 9, 2000, the Company issued 2,700 shares of common stock for an aggregate purchase price of $58,700 and granted the underwriters the option to purchase up to 405 additional shares of common stock within thirty days for an aggregate purchase price of $8,800. The net proceeds from the sale of the 2,700 shares of common stock will be $55,800. The Company will use the proceeds from the offerings to repay outstanding borrowings under its debt funding facility.

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

PORTFOLIO COMPOSITION

         The Company's primary business is investing in and lending to businesses through investments in senior debt, subordinated debt with detachable common stock warrants, preferred stock, and common stock. The total portfolio value of investments in publicly and non-publicly traded securities, was $510,203 and $377,554 at September 30, 2000 and December 31, 1999, respectively. During the three months ended September 30, 2000, the Company originated investments totaling $77,625 and advanced $850 previously committed under working capital facilities. Included in the $77,625 is $2,054 in funds committed but undrawn under credit facilities. During the nine months ended September 30, 2000, the Company originated investments totaling $170,825, including $3,854 in funds committed but undrawn under credit facilities, and advanced $4,300 previously committed under working capital facilities. The weighted average effective interest rate on total capital invested as of September 30, 2000 was 14.3%. Summaries of the composition of the Company's portfolio of publicly and non-publicly traded securities, excluding government securities, at September 30, 2000 and December 31, 1999 at cost and fair value are shown in the following table:

COST                                                   SEPTEMBER 30, 2000              DECEMBER 31, 1999
----                                                   ------------------              -----------------

Senior debt                                                     12.6%                           11.9%
Subordinated debt                                               66.0%                           69.4%
Subordinated debt with non-detachable warrants                   4.2%                            0.0%
Convertible preferred stock                                      2.5%                            2.2%
Common stock warrants                                           12.7%                           13.6%
Common stock                                                     2.0%                            2.9%


FAIR VALUE                                             SEPTEMBER 30, 2000              DECEMBER 31, 1999
----------                                             ------------------              -----------------

Senior debt                                                     11.4%                            9.7%
Subordinated debt                                               59.0%                           56.0%
Subordinated debt with non-detachable warrants                   3.8%                            0.0%
Convertible preferred stock                                      2.4%                            2.0%
Common stock warrants                                           20.2%                           11.6%
Common stock                                                     3.2%                           20.7%


         On a fair value basis, the concentration of the portfolio in common stock at December 31, 1999 was due to the valuation of Capital.com. Capital.com, an Internet finance portal, was launched in July 1999 under the name AmericanCapitalOnline.com. In December 1999, the assets of AmericanCapitalOnline.com were contributed to Capital.com, Inc., a newly formed entity, and the site was renamed Capital.com. The total cost of the assets contributed to Capital.com by the Company was $1,492. During December, 1999, a subsidiary of First Union Corporation ("First Union") invested $15,000 in Capital.com in exchange for a 15% common equity stake and warrants to acquire up to an additional 5% of the common equity at a nominal price. The warrants are exercisable based on a subsequent valuation of Capital.com in connection with a subsequent investment or offer to invest within a year of First Union's stock purchase. If the subsequent valuation results in a value of Capital.com of $100,000 or more, the warrants will be extinguished. If the subsequent valuation results in a value of Capital.com of $75,000 or less, all the warrants will be exercisable. If the subsequent valuation results in a value between $75,000 and $100,000, a pro-rata portion of the warrants will be exercisable.

     In considering the appropriate valuation of this investment at December 31, 1999 and September 30, 2000, in addition to the value implied by First Union's investment for a 15% equity interest, management and the Board of Directors considered several factors including:

*        The valuation of comparable public company entities;
*        The very early development stage of Capital.com;
* An estimated value for the warrants issued to First Union and the uncertainty of a subsequent valuation of Capital.com affecting the number of shares for which such warrants could be exercised:
*        The valuation implied by comparable private company transactions.

     Based on all these factors and others that were considered, the Board of Directors valued the investment in Capital.com at $72,500 at December 31, 1999. Reflecting general declines in the valuation of Internet companies, the Company wrote down the value of its investment to $63,500. At September 30, 2000, the Company valued its investment in Capital.com at its original cost of $1,500, a depreciation of $62,000 from its June 30, 2000 valuation. This depreciation is attributed to numerous factors arising during the quarter ended September 30, 2000, including the unfavorable financing environment for Internet companies, substantial declines in the valuations of comparable public companies and tremendous declines in the valuations of comparable private companies. Since the Company's original investment in the third quarter of 1999, the Company has experienced net depreciation of $0 of its investment in Capital.com, which is comprised of $71,000 of appreciation in the three months ended Devember 31, 1999, and $71,000 of gross depreciation in the nine months ended September 30, 2000.

         The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST                          SEPTEMBER 30, 2000              DECEMBER 31, 1999
----                          ------------------              -----------------

Manufacturing                          60.8%                           56.6%
Service                                 9.4%                            3.5%
Wholesale & Retail                      7.8%                           11.5%
Information Technology                  6.0%                            2.5%
Healthcare                              5.2%                            6.5%
Construction                            5.1%                            7.7%
Media                                   3.9%                            5.5%
Transportation                          0.9%                            1.4%
Telecommunications                      0.6%                            4.3%
Internet                                0.3%                            0.5%




FAIR VALUE                    SEPTEMBER 30, 2000              DECEMBER 31, 1999
----------                    ------------------              -----------------

Manufacturing                          58.0%                           46.2%
Service                                 8.2%                            2.8%
Wholesale & Retail                      7.3%                            9.3%
Telecommunications                      6.7%                            3.5%
Information Technology                  5.5%                            2.0%
Construction                            5.0%                            6.2%

Healthcare                              4.5%                            5.2%
Media                                   3.6%                            4.5%
Transportation                          0.9%                            1.1%
Internet                                0.3%                           19.2%


         Management expects that the largest percentage of the Company's investments will continue to be in manufacturing companies, however, management intends to continue to diversify the Company's portfolio and will explore new investment opportunities in a variety of industries.



RESULTS OF OPERATIONS

         The Company's financial performance, as reflected in its Statements of Operations, is composed of three primary elements. The first element, "Net operating income," is primarily the interest and dividends earned from investing in debt and equity securities and the equity in earnings of its unconsolidated operating subsidiary less the operating expenses of the Company. The second element is "(Decrease) increase in net unrealized appreciation of investments," which is the net change in the estimated fair value of the Company's portfolio assets at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is "Net realized gain on investments," which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company's balance sheet.

         The operating results for the three and nine months ended September 30, 2000 and September 30, 1999 are as follows:

                                           THREE MONTHS    THREE MONTHS         NINE MONTHS        NINE MONTHS
                                               ENDED           ENDED               ENDED              ENDED
                                            SEPTEMBER 30,   SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,
                                                2000            1999                2000             1999
                                            -------------   -------------       -------------     -------------

Operating income                               $ 16,956        $  9,143           $ 43,367          $ 22,818
Operating expenses                                3,316           2,142              9,612             5,189
Equity in loss of unconsolidated
   operating subsidiary                          (1,308)           (337)            (3,088)           (1,153)
                                               --------        --------           --------          --------

Net operating income                             12,332           6,664             30,667            16,476
Net realized gain on investments                  4,303              --              4,538               867
(Decrease) increase in unrealized
   appreciation of investments                  (43,941)          3,570            (31,970)            6,077
                                               --------        --------           --------          --------

Net (decrease) increase in
   shareholders' equity resulting from
   operations                                  $(27,306)       $ 10,234           $  3,235          $ 23,420
                                               ========        ========           ========          ========


         Total operating income is comprised of two components: interest and dividend income and loan fees. For the Third Quarter 2000, the Company recorded $15,554 in interest and dividends on non-publicly traded securities and $426 in interest on bank deposits, repurchase agreements, and shareholder loans, compared to $8,060 in interest and dividends on non-publicly traded securities and $354 in interest on government agency securities, bank deposits, repurchase agreements and shareholder loans recorded in the three months ended September 30, 1999 ("Third Quarter 1999"). For the nine months ended September 30, 2000 (the "2000 YTD Period"), the Company recorded $38,958 in interest and dividends on non-publicly traded securities and $1,154 in interest on bank deposits, repurchase agreements, and shareholder loans; for the nine months ended September 30, 1999 ("1999 YTD Period"), the Company recorded $20,193 in interest and dividends on non-publicly traded securities and $565 in interest on government agency securities, bank deposits, repurchase agreements and shareholder loans.

           Total operating income for the three months ended September 30, 2000 ("Third Quarter 2000") increased 7,813, or 85%, compared to the three months ended September 30, 1999. The increase in operating income for the Third Quarter 2000 is a result of the Company closing 26 investments in private companies totaling $229,500 between September 30, 1999 and September 30, 2000, an increase in the prime lending rate from 8.25% at September 30, 1999 to 9.50% at September 30, 2000, and an increase in loan fees. As a result of the investment originations between September 30, 1999 and September 30, 2000, interest and dividend income increased approximately $7,306 compared to the Third Quarter 1999. In addition, the rise in the prime lending rate contributed excess interest income of approximately $260 for the Third Quarter 2000 compared to the same period in 1999. See discussion of interest rate sensitivity below under INTEREST RATE RISK. Loan fees increased from $729 in the Third Quarter 1999 to $976 in Third Quarter 2000 primarily due to the increase in investment origination volume from $48,400 during the Third Quarter 1999 to $77,600 in the Third Quarter 2000. Loan fees as a percentage of originations, exclusive of prepayment penalties, decreased from 1.5% in the Third Quarter 1999 to 1.3% in the Third Quarter 2000.

           For the 2000 YTD Period, total operating income increased $20,549, or 90%, over the same period in 1999. The increase in operating income for the 2000 YTD Period is a result of the Company's investment originations between September 30, 1999 and September 30, 2000 noted above, the increase in the prime lending rate, and the increase in loan fees. Interest and dividend income increased approximately $19,354 compared to the 1999 YTD Period due to the investment originations between September 30, 1999 and September 30, 2000. In addition, the rise in the prime lending rate contributed excess interest income of approximately $573 for the 2000 YTD Period compared to the same period in 1999. For the 2000 YTD Period, loan fees increased to $3,255 from $2,060 during the same period in 1999. The increase is due to an increase in investment origination volume from $111,500 during the 1999 YTD Period to $170,800 during the 2000 YTD Period, and an increase in prepayment penalties of $352 due to $884 in prepayment penalties recognized on the repayment of the Company's subordinated debt investment in Electrolux, LLC. Under the terms of the transaction, the Company received a 180-day note in exchange for the retirement of the original subordinated note plus the prepayment penalties in exchange for the former note. The remaining term of the original subordinated note was six and one half years at the time of prepayment. The transaction was accounted for as a repayment of the subordinated note and an origination of a new note. For the 2000 YTD Period, loan fees as a percentage of originations, exclusive of prepayment penalties, remained unchanged at 1.4% during the same period in 1999.

         Operating expenses for the Third Quarter 2000 increased $1,174, or 55%, over the same period in 1999. The increase is primarily due to the increase in interest expense from $1,349 during the Third Quarter 1999 to $2,107 during the Third Quarter 2000. Interest expense increased due to both an increase in weighted average outstanding borrowings from $56,823 in the Third Quarter 1999 to $95,206 in the Third Quarter 2000 and an increase in effective borrowing rate, including amortization of deferred loan costs, from 6.97% at September 30, 1999 to 7.2% at September 30, 2000. For the 2000 YTD Period, interest expense increased $3,106, or 96%, over the same period in 1999. The increase was attributable to the interest rate increase noted above and the increase in the weighted average outstanding borrowings from $46,530 during the nine months ended September 30, 1999 to $87,960 during the 2000 YTD period. General and administrative expenses increased from $382 in the Third Quarter 1999 to $522 in the Third Quarter 2000. For the 2000 YTD Period, general and administrative expenses increased from $1,035 in the 1999 YTD Period to $1,646 in the 2000 YTD Period. The increase for the three months ended September 30, 2000 was due to higher marketing expenses incurred to support the Company's increased origination platform, and increased rent expenses relating to the Company's move to a larger Bethesda corporate office during the fourth quarter of 1999. The increase for the nine months ended September 30, 2000 was due to the higher marketing and rent expenses mentioned above, and due to increased public reporting expense incurred due to the Company's expanding shareholder base, and recruiting expenses incurred relating to the Company's increase in total employees from 36 to 60. For the Third Quarter 2000 and the 2000 YTD Period, salaries and benefits expense increased $276 and $706, respectively, over the comparable periods in 1999. The increase is attributable to the increase in the number of employees from 36 at September 30, 1999 to 60 at September 30, 2000 and an increase in incentive compensation awarded in the Third Quarter 2000. Incentive compensation increased approximately $103 and $303, respectively, during the Third Quarter 2000 and the 2000 YTD Period due to both the higher headcount and improved performance.

         Equity in loss of unconsolidated operating subsidiary, which represents ACFS's results, for the Third Quarter 2000 increased from a loss of $337 in Third Quarter 1999 to a loss of $1,308 in Third Quarter 2000. For the Third Quarter 2000, ACFS's results included $1,574 of operating income, $3,683 of operating expenses, and $801 in other income. For the Third Quarter 1999, ACFS's results included $1,528 of operating income, $2,257 of operating expenses, $186 of net unrealized appreciation of investments, and $206 in other income. For the 2000 YTD Period, ACFS's results included $3,671 of operating income, $8,652 of operating expenses, $1 of realized gains on investments, and $1,892 of other income; for the 1999 YTD Period, ACFS's results included $3,543 of operating income, $6,082 of operating expenses, $925 of realized gains on investments, $246 of net unrealized depreciation of investments, and $707 of other income. The increase in ACFS's operating income was primarily due to an increase in loan processing fees generated by the higher investment originations during the quarter. For the 2000 YTD

Period, operating income slightly increased from $3,543 in the 1999 YTD Period to $3,671. There was both an increase in loan processing fees during the 2000 YTD period and an increase in investment banking fees compared to the 1999 YTD Period. Operating expenses for the Third Quarter 2000 increased $1,426, or 63%, compared to the same period in 1999. For the 2000 YTD Period, operating expenses increased $2,570, or 42%, compared to the same period in 1999. The increase in operating expenses for both the three and nine month periods was due to the increase in salaries and benefits caused by the increase in the number of employees from 36 at September 30, 1999 to 60 at September 30, 2000, all of whom are also employees of the Company, and the increase in incentive compensation awarded for the Third Quarter 2000. Incentive compensation, driven by both the increase in headcount and certain performance measures, increased $587 and $1,387 compared to the three and nine months ended September 30, 1999. The higher operating income, offset by higher operating expenses, resulted in an $971 increase in ACFS's net loss in the Third Quarter 2000 compared to the Third Quarter 1999, and a $1,935 increase in the net loss in the 2000 YTD Period compared to the 1999 YTD Period.

         During the Third Quarter 2000, one of the Company's portfolio companies, o2wireless Solutions, Inc. (formerly named Clear Communications Group), completed an initial public offering. In conjunction with the offering, o2wireless Solutions repaid the Company's $13,000 subordinated note. In addition, the Company exercised and sold 180 the 2,737 common stock warrants it owns. As a result of these transactions, the Company recorded a realized gain of $4,303 which was comprised of $2,475 of previously unamortized original issue discount and $1,828 of gain on the sale of the exercised warrants.

         The change in unrealized depreciation of investments is based on portfolio asset valuations determined by the Company's Board of Directors. Unrealized depreciation of investments for the Third Quarter 2000 increased $47,511 over the Third Quarter 1999. Unrealized appreciation for the Third Quarter 2000 was comprised of valuation increases of $21,500 on investments in nine portfolio companies, including $16,755 of appreciation on the Company's common stock warrant investment in o2wireless Solutions, Inc. and $1,524 on its investment in Lion Brewery, Inc. The unrealized appreciation was offset by valuation decreases of $65,400 on investments in four portfolio companies, including depreciation of $62,00 on the Company's investment in Capital.com. For the 2000 YTD Period, unrealized depreciation was comprised of valuation increases of $47,010 on investments in seventeen companies, including $32,049 on the Company's investment in o2wireless, and valuation decreases of $78,980 on investments in five companies, including $71,000 on the Company's investment in Capital.com.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

         At September 30, 2000, the Company had $32,140 in cash and cash equivalents. In addition, the Company had outstanding debt secured by assets of the Company of $135,613 under a $225,000 debt funding facility. During the nine months ended September 30, 2000, the Company funded investments using draws on the debt funding facility.

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

         To monitor and manage the investment portfolio risk, management tracks the weighted average portfolio grade. The weighted average portfolio grade was
3.3 and 3.2 at September 30, 2000 and December 31, 1999, respectively. In addition, at September 30, 2000 all of the Company's outstanding loans were paying as agreed. At September 30, 2000 and December 31, 1999, the Company's portfolio was graded as follows:

                                    SEPTEMBER 30, 2000                           DECEMBER 31, 1999
                            -----------------------------------      --------------------------------------
                            INVESTMENTS AT       PERCENTAGE OF       INVESTMENTS AT     PERCENTAGE OF TOTAL
               GRADE          FAIR VALUE        TOTAL PORTFOLIO        FAIR VALUE            PORTFOLIO
               -----        --------------      ---------------      --------------     -------------------
                 4             $180,391              37.9%             $ 65,638               21.5%
                 3              264,950              55.6%              223,898               73.4%
                 2               30,944               6.5%               15,577                5.1%
                 1                   --                 --                   --                  --
                               --------            -------             --------             -------
                                476,284             100.0%              305,113              100.0%

         The amounts at September 30, 2000, and December 31, 1999 do not include the Company's investments in Capital.com, Wrenchead.com, o2wireless Solutions, Inc., and ACS Equities, LP as the Company has only invested in the equity securities of these companies.

INTEREST RATE RISK

         Because the Company funds a portion of its investments with borrowings under its debt funding facility, the Company's net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows. At September 30, 2000, approximately 69% of the Company's interest bearing assets provided fixed rate returns and approximately 31% of the company's interest bearing assets provided floating rate returns. The Company attempts to match fund its liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. At September 30, 2000, the Company had floating rate investments in debt securities with a face amount of $132 million and had total borrowings outstanding of $136 million. All of the Company's outstanding debt at September 30, 2000 has a variable rate of interest based on one-month LIBOR, while all floating rate investments have an interest rate based on the prime lending rate. A change in floating interest rates would have the following annual impact on the investment portfolio at September 30, 2000:

                                                             Annual increase (decrease) in
                                                          ----------------------------------
               Change in floating                                              Net operating      Net operating
                  Interest Rate        Interest income    Interest expense        Income        Income per share
               ------------------      ---------------    ----------------     -------------    ----------------
               + 200 basis points         $ 2,646            $ 2,712               $(66)            $(0.00)
               + 100 basis points           1,323              1,356                (33)             (0.00)
               - 100 basis points          (1,323)            (1,356)                33               0.00
               - 200 basis points          (2,646)            (2,712)                66               0.00

         In addition to match funding the assets and liabilities between fixed and floating rates, the Company also enters into interest rate basis swap agreements to match the floating rate basis of its assets and liabilities and to fulfill its obligation under the terms of its debt funding facility. At September 30, 2000, the Company had entered into six interest rate basis swap agreements under which the Company pays a floating rate based on the prime rate and receives a weighted average interest rate based on one month LIBOR plus 271 basis points. The total notional amount of the swap agreements is $113,325 and the agreements have a remaining term of approximately four years. The Company intends to use derivative instruments for non-trading and non-speculative purposes only.

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

         Not Applicable
ITEM 5.       OTHER INFORMATION

         Not Applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

    EXHIBIT
    NUMBER    DESCRIPTION
      27      Financial Data Schedule

         (b) The registrant has not filed any reports on a Current Report on Form 8-K during the quarter for which this report 10-Q is filed.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN CAPITAL STRATEGIES, LTD.

                                        By:      /s/ John R. Erickson
                                            ---------------------------------
                                                   John R. Erickson
                                                  Vice President and
                                                Chief Financial Officer
Date:      November 14, 2000