Form 10-K
period 2000-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2001-04-02
CIK 817473

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2001
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  -----------

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                              TO

                        COMMISSION FILE NUMBER 814-00149

                                  -----------

                        AMERICAN CAPITAL STRATEGIES, LTD.

         DELAWARE                                     52-1451377
         (STATE OR OTHER JURISDICTION  OF           (I.R.S. EMPLOYER
         INCORPORATION OR  ORGANIZATION)            IDENTIFICATION NO.)

                                  -----------

                             2 BETHESDA METRO CENTER
                                   14TH FLOOR
                            BETHESDA, MARYLAND 20814
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  -----------

                                 (301) 951-6122
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                 Not Applicable
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                     ON WHICH REGISTERED
              -------------------                     -------------------
         Common Stock, $0.01 par value per share      NASDAQ Stock Market


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     On February 27, 2001, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was approximately $711,297,000 based upon a closing price of the Registrant's common stock of $25.38 per share as reported on the NASDAQ Stock Market on that date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) On February 27, 2001, there were 28,025,885 shares of the Registrant's common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE. The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2001 is incorporated by reference into certain sections of Part III herein. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

BACKGROUND

         American Capital Strategies, Ltd., a Delaware corporation (the "Company"), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies. On August 29, 1997, the Company completed an initial public offering ("IPO") of 10,382,437 shares of its Common Stock and became a non-diversified, closed end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company ("RIC") as defined in Subtitle A , Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the "Code"). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies. On May 11, 2000, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the United States Securities and Exchange Commission ("SEC") with respect to the Company's debt and equity securities. The Shelf Registration Statement allows the Company to sell its registered debt or equity securities on a delayed or continuous basis in an amount up to $350 million.

         The Company is a publicly traded buyout and mezzanine fund that is principally engaged in providing senior debt, subordinated debt and equity to middle market companies in need of capital for management buyouts including ESOP buyouts, growth, acquisitions, liquidity and restructuring. The Company's ability to fund the entire capital structure is an advantage in completing middle market transactions. The Company generally invests up to $30 million in each transaction and through its subsidiary, American Capital Financial Services, Inc. ("ACFS"), will arrange and secure capital for larger transactions. The Company's primary business objectives are to increase its net operating income and net asset value by investing its assets in senior debt, subordinated debt with detachable warrants and equity of middle market companies with attractive current yields and potential for equity appreciation. The Company's loans typically range from $5 million to $30 million, mature in five to ten years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime rate, plus a margin. The Company prices its debt and equity investments based on its analysis of each transaction. As of December 31, 2000, the weighted average effective y ield on the Company's investments was 14.6%. From its formation in 1986 through the IPO, the Company arranged financing transactions aggregating over $400 million and invested in the equity securities of eight of those transactions. From the IPO through December 31, 2000, the Company invested $111 million in equity securities and $512 million in debt securities of middle market companies including over $9.5 million in funds committed but undrawn under credit facilities.

         In most cases, the Company receives rights to require the business to purchase the warrants and stock held by the Company ("Put Rights") under various circumstances including, typically, the repayment of the Company's loans or debt securities. The Company may use its Put Rights to dispose of its equity interest in a business, although the Company's ability to exercise Put Rights may be limited or nonexistent if a business is illiquid. In most cases, the Company also receives the right to representation on the businesses' board of directors. At December 31, 2000, the Company had board seats on 35 out of 45 portfolio companies and had board observation rights on 4 of the remaining portfolio companies in which it has made investments.

         The Company generally acquires equity interests in the companies from which it has purchased debt securities with the goal of enhancing its overall return. As of December 31, 2000, the Company had a fully-diluted weighted average ownership interest of 31% in its portfolio companies. The Company is prepared to be a long-term partner to its portfolio companies thereby positioning the Company to participate in their future financing needs. As of December 31, 2000, the Company has invested $40 million in follow-on investments. The opportunity to liquidate its investments and realize a gain may occur if the business recapitalizes its equity, either through a sale to new owners or a public offering of its equity or if the Company exercises its Put Rights. The Company generally does not have the right to require that a business undergo an initial public offering by registering securities under the Securities Act of 1933, but the Company generally does have the right to sell its equity interests in a public offering by the business to the extent permitted by the underwriters.

         The Company makes available significant managerial assistance to its portfolio companies. Such assistance typically involves closely monitoring the operations of the company, hiring additional senior management, if needed, being available for consultation with its officers, developing the business plan and providing financial guidance and participating on the company's board of directors. Providing assistance to its borrowers serves as a means of influence for the Company as well as an opportunity for the Company to assist in maximizing the value of the portfolio company.

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

         The Company believes that it has established an extensive referral network comprised of private equity and mezzanine funds, investment bankers, attorneys, accountants, commercial bankers, unions, business and financial brokers, and existing ESOP companies. The Company has also developed an extensive set of Internet sites that generates financing requests and provides businesses an efficient tool for learning about the Company and its capabilities.

         The Company has a marketing department headed by a senior vice president of marketing dedicated to maintaining contact with members of the referral network and receiving opportunities for the Company to consider. During 2000 the marketing department received information concerning in excess of 3,300 transactions for consideration. Many of those transactions did not meet the Company's criteria for initial consideration, but the opportunities that met those criteria were sent to the Company's principals for further review and consideration.

         The Company's executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, MD 20814 and its telephone number is (301) 951-6122. In addition to its executive offices, the Company maintains offices in New York, Boston, Pittsburgh, San Francisco, Los Angeles, Philadelphia, Chicago and Dallas.

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

         EXPERIENCED MANAGEMENT TEAM. The Company requires that each portfolio company have a management team that is experienced and properly incentivized through a significant ownership interest in the portfolio company. The Company requires that a potential recipient of the Company's financing have a management team that has demonstrated the ability to execute the portfolio company's objectives and implement its business plan.

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

OPERATIONS

         MARKETING AND ORIGINATION PROCESS. The Company and ACFS have 32 professionals responsible for originating loans and investments and providing financial assistance to middle market companies and intend to hire between 8 and 12 additional professionals during the next twelve months. To identify potential financing opportunities, the Company has a dedicated marketing department headed by a senior vice president who manages an extensive referral network comprised of private equity and mezzanine funds, investment bankers, unions, attorneys, accountants, commercial bankers, business and financial brokers and prospective or existing ESOP companies. The Company also uses its Internet sites and those of its portfolio company, Capital.com, to attract financing opportunities.

         APPROVAL PROCESS. The Company's financial professionals review informational packages in search of potential financing opportunities and conduct a due diligence investigation of each applicant that passes an initial screening process. This due diligence investigation generally includes one or more on-site visits, a review of the target company's historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, background investigations on the management team and research on the applicant's products, service and industry. The Company engages professionals such as environmental consultants, accountants, lawyers, risk managers and management consultants to perform elements of the due diligence review as it deems appropriate. Upon completion of a due diligence investigation, one of the Company's principals prepares an investment committee report summarizing the target company's historical and projected financial statements, industry, and management team and analyzing its conformity to the Company's general investment criteria. The principal then presents this profile to the Company's Investment Committee. The Company's Investment Committee and the Company's Board of Directors must approve each financing.

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

LOAN GRADING

         The Company evaluates and classifies all loans based on their current risk profiles. The process requires the Director of Reporting and Compliance to grade a loan on a scale of one to four. Loans graded four involve the least amount of risk of loss, while loans graded one have the highest risk of loss. The loan grade is then reviewed and approved by the Investment Committee and the Board of Directors. This loan grading process is intended to reflect the performance of the portfolio company's business, the collateral coverage of the loans and other factors considered relevant. For more information regarding the Company's loan grading practices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Portfolio Credit Quality."

COMPETITION

         The Company competes with a large number of private equity and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company does. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to the Company. In addition, certain of the Company's competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relat ionships and build their market shares. There is no assurance that the competitive pressures the Company faces will not have a material adverse effect on its business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that the Company will be able to identify and make investments that satisfy its investment objectives or that the Company will be able to meet its investment goals.

EMPLOYEES

         As of December 31, 2000, the Company had 58 employees, 32 of whom are professionals working on financings for middle market companies. The Company believes that its relations with its employees are excellent.

THE COMPANY'S OPERATIONS AS A BDC AND RIC

         As a BDC, the Company may not acquire any asset other than "Qualifying Assets" unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

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

         The Company operates so as to qualify as a RIC under the Code. Generally, in order to qualify as a RIC, the Company must continue to qualify as a BDC and distribute to shareholders in a timely manner, at least 90% of its "investment company taxable income" as defined by the Code. Also, the Company must derive at least 90% of its gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to its business of investing in such stock or securities as defined by the Code. Additionally, the Company must diversify its holdings so that (a) at least 50% of the value of the Company's assets consists of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the Company's assets and 10% of the outstanding voting securities of the issuer and (b) no more than 25% of the val ue of the Company's assets (including those owned by ACFS) are invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or businesses. If the Company qualifies as a RIC, it will not be subject to Federal income tax on the portion of its taxable income and net capital gains it distributes in a timely fashion to stockholders. In addition, with respect to each calendar year, if the Company distributes or is treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of its capital gain net income for each one-year period ending on October 31, and distributes 98% of its net ordinary income for such calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible Federal excise tax imposed with respect to certain undistributed income of RICs.

         If the Company fails to satisfy the 90% distribution requirement or otherwise fails to qualify as a RIC in any taxable year, it will be subject to tax in such year on all of its taxable income, regardless of whether the Company makes any distribution to its stockholders. In addition, in that case, all of the Company's distributions to its shareholders will be characterized as ordinary income (to the extent of the Company's current and accumulated earnings and profits).

         The Company's wholly-owned subsidiary, ACFS, is a corporation under Subchapter C of the Code and is subject to corporate level Federal income tax.

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

INVESTMENT OBJECTIVES AND POLICIES

         The Company's investment objectives are to achieve a high level of current income from the collection of interest, dividends and related fees, as well as long-term growth in its shareholders' equity through the appreciation in value of the Company's equity interests in the portfolio companies in which it invests. The following restrictions, along with these investment objectives, are the Company's only fundamental policies--that is, policies that may not be changed without the approval of the holders of the majority, as defined in the 1940 Act, of the Company's outstanding voting securities. The percentage restrictions set forth below other than the restriction pertaining to the issuance of Senior Securities, as well as those contained elsewhere herein, apply at the time a transaction is effected, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by the Company will not require the Company to dispose of portfolio securities or to take other action to satisfy the percentage restriction:

     o the Company will at all times conduct its business so as to retain its status as a BDC. In order to retain that status, the Company may not acquire any assets (other than non-investment assets necessary and appropriate to its operations as a BDC) if after giving effect to such acquisition the value of its Qualifying Assets amounts to less than 70% of the value of its total assets. For a summary definition of Qualifying Assets, see "The Company's Operations as a BDC and RIC." The Company believes that most of the securities it proposes to acquire (provided that the Company controls, or through its officers or other participants in the financing transaction, makes significant managerial assistance available to the issuers of these securities), as well as Temporary Investments, will generally be Qualifying Assets. Securities of public companies, on the other hand, are generally not Qualifying Assets unless they were acquired in a distribution, in exchange for or upon the exercise of a right relating to securities that were Qualifying Assets.

     o the Company may invest up to 100% of its assets in securities acquired directly from issuers in privately-negotiated transactions. With respect to such securities, the Company may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the 1933 Act. The Company may invest up to 50% of its assets to acquire securities of issuers for the purpose of acquiring control (up to 100% of the voting securities) of such issuers. The Company will not concentrate its investments in any particular industry or group of industries. Therefore, the Company will not acquire any securities (except upon the exercise of a right related to previously acquired securities) if, as a result, 25% or more of the value of its total assets (including assets held by ACFS) consists of securities of companies in the same industry.

     o the Company may issue Senior Securities to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary or emergency purposes. As a BDC, the Company may issue Senior Securities up to an amount so that the asset coverage, as defined in the 1940 Act, is at least 200% immediately after each issuance of Senior Securities.

     o the Company will not (a) act as an underwriter of securities of other issuers (except to the extent that it may be deemed an "underwriter" of securities purchased by it that must be registered under the 1933 Act before they may be offered or sold to the public); (b) purchase or sell real estate or interests in real estate or real estate investment trusts (except that the Company may purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments and may own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate); (c) sell securities short; (d) purchase securities on margin (except to the extent that it may purchase securities with borrowed money); (e) write or buy put or call options (except to the extent of warrants or conversion privileges in connection with its acquisition financing or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances); (f) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations); or (g) acquire more than 3% of the voting stock of, or invest more than 5% of its total assets in any securities issued by, any other investment company, except as they may be acquired as part of a merger, consolidation or acquisition of assets. With regard to that portion of the Company's investments in securities issued by other investment companies it should be noted that such investments may subject the Company's shareholders to additional expenses.

INVESTMENT ADVISOR

         The Company has no investment advisor and is internally managed by its executive officers under the supervision of the Board of Directors.

ITEM 2.  PROPERTIES

         Neither the Company nor its subsidiary owns any real estate or other physical properties materially important to the operation of the Company or any of its subsidiaries. The Company and its subsidiary lease office space in nine locations for terms ranging up to six years.

ITEM 3.  LEGAL PROCEEDINGS

         Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, as of December 31, 2000, the Company was not presently a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 2000, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.



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

         The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol ACAS. As of February 27, 2001, the Company had 307 shareholders of record and approximately 13,000 beneficial owners. The following table sets forth the range of high and low sales prices of the Company's Common Stock as reported on the Nasdaq Stock Market and the dividends declared by the Company for the period from January 1, 1998 through February 27, 2001.


                                              SALE PRICE
                                                                                   DIVIDEND
                                      HIGH                   LOW                   DECLARED
                                      ----                   ---                   --------
1998
First Quarter                       $ 22.50                 $ 17.25                $ 0.25
Second Quarter                      $ 24.63                 $ 21.25                $ 0.29
Third Quarter                       $ 24.25                 $ 10.13                $ 0.32
Fourth Quarter                      $ 18.44                 $  9.19                $ 0.48 (1)
1999
First Quarter                       $ 19.00                 $ 14.00                $ 0.41
Second Quarter                      $ 21.25                 $ 16.00                $ 0.43
Third Quarter                       $ 20.00                 $ 16.25                $ 0.43
Fourth Quarter                      $ 23.13                 $ 17.88                $ 0.47 (2)
2000
First Quarter                       $ 26.81                 $ 20.88                $ 0.45
Second Quarter                      $ 27.75                 $ 19.81                $ 0.49
Third Quarter                       $ 26.00                 $ 21.75                $ 0.49
Fourth Quarter                      $ 26.00                 $ 20.25                $ 0.74 (3)
2001
First Quarter
(through February 27, 2001)         $ 27.88                 $ 21.88                $ 0.53

(1)  Includes extra dividend of $0.11.
(2)  Includes extra dividend of $0.03.
(3)  Includes extra dividend of $0.22.

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



                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                Three Months
                                      Year Ended    Year Ended     Year Ended      Ended          Nine Months   Year Ended
                                      December 31,  December 31,  December 31,  December 31,     September 30,  December 31,
                                         2000          1999           1998          1997             1997          1996
                                      ------------  ------------  ------------  ------------     -------------  ------------
Total operating income                  $  62,728     $ 33,405      $ 16,979     $ 2,797          $  2,901      $  2,746
Total operating expenses                   14,284        7,251         1,709         551             2,651         2,862
                                      ------------  ------------  ------------  ------------     -------------  ------------
Operating income (loss) before equity in
(loss) earnings of unconsolidated
operating subsidiary                       48,444        26,154       15,270       2,246               250          (116)
Equity in (loss) earnings of
unconsolidated operating subsidiary        (3,773)       (1,493)        (482)         24                --            --
                                      ------------  ------------  ------------  ------------     -------------  ------------
Net operating income (loss)                44,671        24,661       14,788       2,270               250          (116)
Realized gain on investments                4,538         2,711         --            --                --            --
(Decrease) increase in unrealized
appreciation on investments               (53,582)       69,829        2,127         167             5,321           484
                                      ------------  ------------  ------------  ------------     -------------  ------------
(Loss) income before income taxes          (4,373)       97,201       16,915       2,437             5,571           368
Provision for income taxes                 --             --           --             --             2,128           159
                                      ------------  ------------  ------------  ------------     -------------  ------------
Net (decrease) increase in shareholders'
equity resulting from operations           (4,373)       97,201       16,915       2,437             3,443           209
                                      ============  ============  ============  ============     =============  ============
Per share data:
Net operating income:
         Basic                            $  2.00     $    1.79    $    1.34    $    0.21
         Diluted                          $  1.96     $    1.73    $    1.29    $    0.20
Net (loss) earnings:
         Basic                            $ (0.20)    $    7.07    $    1.53    $    0.22
         Diluted                          $ (0.19)    $    6.80    $    1.48    $    0.21
Cash dividends                            $  2.17     $    1.74    $    1.34    $    0.21
Balance Sheet Data:
Total assets                             $614,644     $ 395,372    $ 270,019    $ 150,705          $ 154,322     $ 5,432
Total shareholders' equity
                                          445,167       311,745      152,723      150,652            150,539       3,372
Other Data:
Number of portfolio companies
    at period end                              45            33            15           3
Principal amount of loan originations  $  257,509    $  139,433     $ 116,864    $ 16,817
Principal amount of loan repayments    $   34,486    $   30,731     $   1,719      $   93
NOI as % of average equity                   13.6%         13.0%         10.2%        1.5%
Return on equity (1) (2)                     (1.1)%        41.9%         11.2%        6.5%
Weighted average yield on investments        14.6%         13.9%         13.0%       12.2%


(1) Amounts are annualized for the three months ended December 31, 1997.
(2) Return represents net (decrease) increase in shareholders' equity resulting from operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION
         (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING ANTICIPATED ACTIVITY ARE FORWARD LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: CHANGES IN THE ECONOMIC CONDITIONS IN WHICH THE COMPANY OPERATES NEGATIVELY IMPACTING THE FINANCIAL RESOURCES OF THE COMPANY; CERTAIN OF THE COMPANY'S COMPETITORS WITH SUBSTANTIALLY GREATER FINANCIAL RESOURCES THAN THE COMPANY REDUCING THE NUMBER OF SUITABLE INVESTMENT OPPORTUNITIES OFFERED TO THE COMPANY OR REDUCING THE YIELD NECESSARY TO CONSUMMATE THE INVESTMENT; VOLATILITY IN THE VALUE OF EQUITY INVESTMENTS INCLUDING INTERNET PROPERTIES, SUCH AS CAPITAL.COM; INCREASED COSTS RELATED TO COMPLIANCE WITH LAWS, INCLUDING ENVIRONMENTAL LAWS; GENERAL BUSINESS AND ECONOMIC CONDITIONS AND OTHER RISK FACTORS DESCRIBED IN THE COMPANY'S REPORTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.

     THE FOLLOWING ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ I N CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO.


PORTFOLIO COMPOSITION


         The Company's primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable common or preferred stock warrants, preferred stock, and common stock. The total portfolio value of investments in publicly and non-publicly traded securities was $582,108 and $377,554 at December 31, 2000 and 1999, respectively. During the years ended December 31, 2000, 1999, and 1998, the Company made investments totaling $275,500, $175,800, and $150,200, including $9,500, $13,500, and $7,400 in funds committed but undrawn under credit facilities, respectively. The weighted average effective interest rate on the investment portfolio was 14.6%, 13.9%, and 13.0% at December 31, 2000, 1999, and 1998, respectively.


RESULTS OF OPERATIONS


         The Company's financial performance, as reflected in its Statements of Operations, is composed of three primary elements. The first element is "Net operating income," which is primarily the interest and dividends earned from investing in debt and equity securities and the equity in earnings of its unconsolidated operating subsidiary less the operating expenses of the Company. The second element is "(Decrease) increase in net unrealized appreciation of investments," which is the net change in the estimated fair values of the Company's portfolio assets at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is "Net realized gain on investments," which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company's balance sheet.



         The operating results for the years ended December 31, 2000, 1999, and 1998 are as follows:


                                                                   YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                               DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998
                                                               -----------------    -----------------    -----------------
Operating income .............................................     $ 62,728              $ 33,405            $ 16,979
Operating expenses ...........................................       14,284                 7,251               1,709
Equity in loss of unconsolidated operating subsidiary ........       (3,773)               (1,493)               (482)
Net operating income .........................................       44,671                24,661              14,788
Net realized gain on investments .............................        4,538                 2,711                --
(Decrease) increase in unrealized appreciation of investments       (53,582)               69,829               2,127
Net (decrease) increase in shareholders' equity resulting from
operations ...................................................     $ (4,373)             $ 97,201            $ 16,915

         Total operating income for the year ended December 31, 2000, increased $29,323, or 88%, over the year ended December 31, 1999. The increase is a result of the company closing 28 investments totaling $275 million, the increase in the prime lending rate, and an increase in loan fees. Total operating income for 2000 consisted of $57,038 in interest and dividends on non-publicly traded securities, $1,695 in interest on bank deposits, repurchase agreements, and shareholder loans, and $3,995 in loan fees. Interest and dividend income increased approximately $27,900 compared to 1999 due to net originations in 2000, and the rise in the prime lending rate. The rise in the weighted average prime lending rate from 8.0% in 1999 to 9.2% in 2000 contributed additional interest income of approximately $1,495 in 2000 compared to the same period in 1999. Loan fees as a percentage of originations, exclusive of prepayment penalties, decreased to 1.1% in 2000 compared to 1.3% in 1999.

         Total operating income for the year ended December 31, 1999, increased $16,426, or 97%, over the year ended December 31, 1998. The increase is a result of the company closing 24 investments in private companies totaling $172 million and selling investments in 2 portfolio companies during 1999, net of the effect of a decrease in the prime lending rate. Total operating income for 1999 consisted of $29,893 in interest and dividends on non-publicly traded securities and $940 in interest on government agency securities, bank deposits, shareholder loans, and repurchase agreements, and $2,572 in loan fees. Total operating income for 1998 consisted of $11,020 in interest and dividends on non-publicly traded securities, $3,410 in interest on government agency securities, bank deposits and repurchase agreements, and $2,549 in loan fees. Interest and dividend income increased approximately $16,400 compared to 1998 due to net originations in 1999, net of a decrease in the prime lending rate. The decrease in the weighted average prime lending rate from 8.4% in 1998 to 8.0% in 1999 reduced interest income by approximately $251. Loan fees as a percentage of originations, exclusive of prepayment penalties, decreased to 1.3% in 1999 compared to 1.8% in 1998.

         Operating expenses for 2000 increased $7,033, or 97%, over 1999. The increase is primarily due to an increase in interest expense from $4,716 in 1999 to $9,691 in 2000 and an increase in general and administrative expenses from $1,490 in 1999 to $2,414 in 2000. Operating expenses for 2000 consisted of $2,179 in salaries and benefits, $2,414 in general and administrative expenses, and $9,691 in interest expense. Interest expense increased due to an increase in the Company's weighted average borrowings from $48,608 in 1999 to $97,588 in 2000. In addition, the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, increased from 9.7% in 1999 to 9.9% in 2000. General and administrative expenses increased primarily due to an increase in marketing expenses incurred to support the Company's increased origination platform, increased professional and recruiting expenses to support the increase in the number of investment professionals at the Company, increased rent expense relating to the Company's move to a larger Bethesda corporate office during the fourth quarter of 1999, and higher public reporting expenses. Operating expenses also increased due to increases in salaries and benefits from $1,045 in 1999 to $2,179 in 2000 due to an increase in employees from 39 at December 31, 1999 to 58 at December 31, 2000.

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

         Equity in loss of unconsolidated operating subsidiary, which represents ACFS's results, increased from a loss of $1,493 in 1999 to a loss of $3,773 in 2000. ACFS provides financial advisory and investment structuring services to businesses. For the year ended December 31, 2000, ACFS's results included $7,324 of operating income, $13,098 of operating expenses, and $2,000 of other income. The decrease in ACFS's earnings for 2000 was primarily attributable to the increase in salaries and benefits caused by an increase in employees, all of whom are also employees of the Company, from 39 to 58, and to increases in professional services and recruiting costs.

         Equity in loss of unconsolidated operating subsidiary increased from a loss of $482 in 1998 to a loss of $1,493 in 1999. For the year ended December 31, 1999, ACFS's results included $6,030 of operating income, $9,114 of operating expenses, $925 of realized gains, $246 of unrealized appreciation of investments, and $912 in other income. The realized gain was a result of the sale of ACFS's common stock investment in Four-S Baking Company ("Four-S") and the unrealized depreciation was due to the reversal of previously recorded unrealized appreciation of ACFS's Four-S investment, netted against unrealized gains on other investments. The decrease in ACFS's earnings for 1999 was primarily attributable to the increase in salaries and benefits caused by an increase in employees, all of whom are also employees of the Company, from 30 to
39. For the year ended December 31, 1998, ACFS's results included $5,227 of operating income, $6,451 of operating expenses, $481 of unrealized appreciation of investments, and $261 in other income.

         During 2000, one of the Company's portfolio companies, o2wireless, completed an initial public offering. In conjunction with the offering, o2wireless repaid the Company's $13,000 subordinated note. In addition, the Company exercised and sold 180 of the 2,737 common stock warrants it owns. As a result of these transactions, the Company recorded a realized gain of $4,303 which was comprised of $2,475 of previously unamortized original issue discount and $1,828 of gain on the sale of the exercised warrants. During 1999, the Company recorded realized gains on investments of $2,395 from the prepayment of $8,000 of subordinated debt by Specialty Transportation Services, Inc ("STS"), and the sale of the Company's common stock and warrant investments in STS, and a realized gain of $316 on the sale of its investment in Four-S. The Company did not record any realized gains on investments in 1998.

         During 2000, the Company paid Federal income taxes of $759 on retained realized gains recorded primarily on the STS transaction during the tax year ended September 30, 2000. During 1999, the Company paid Federal income taxes of $309 on retained realized gains recorded on the Four-S and STS transactions during the tax year ended September 30, 1999. The Company did not have any retained realized gains in 1998. These payments were treated as a deemed distribution because they were paid on behalf of the Company's shareholders. As a result, the Company did not record an income tax provision. The Company may elect to retain future realized gains and pay taxes on behalf of the shareholders.

         The unrealized appreciation of investments is based on portfolio asset valuations determined by the Company's Board of Directors. The following table explains the change in unrealized appreciation of investments for the three years ended December 31, 2000:

                                                YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                                         2000                        1999                       1998
                                                         ----                        ----                       ----
Gross unrealized appreciation of investments           $ 33,397                    $  6,254                    $  2,324
Gross unrealized depreciation of
investments, excluding Capital.com .........            (15,064)                     (6,719)                       (197)
Unrealized (depreciation) appreciation of
Capital.com ................................            (71,008)                     71,008                        --
Unrealized depreciation of interest rate
swaps ......................................               (907)                       (163)                       --
Reversal of previously recorded unrealized
appreciation ...............................               --                          (551)                       --
                                                     ------------                  ---------                   ---------
Net (depreciation) appreciation of
investments ................................           $(53,582)                   $ 69,829                    $  2,127
                                                     ============                  =========                   =========



Capital.com, an Internet finance portal, was launched in July 1999 under the name AmericanCapitalOnline.com. In December 1999, the assets of AmericanCapitalOnline.com were contributed to Capital.com, Inc., a newly formed entity, and the site was renamed Capital.com. The total cost of the assets contributed to Capital.com by the Company was $1,492. During December, 1999, a subsidiary of First Union Corporation ("First Union") invested $15,000 in Capital.com in exchange for a 15% common equity stake and warrants to acquire up to an additional 5% of the common equity at a nominal price. The warrants are fully vested as of December 31, 2000.

In considering the appropriate valuation of this investment at December 31, 2000 and December 31, 1999, in addition to the value implied by First Union's investment for a 15% equity interest, the Board of Directors considered several factors including:

-    The valuation of comparable public company entities; T

-    The very early development stage of Capital.com;

- An estimated value for the warrants issued to First Union and the uncertainty of a subsequent valuation of Capital.com affecting the number of shares for which such warrants could be exercised:

-    The valuation implied by comparable private company transactions.

Based on all these factors and others that were considered, the Board of Directors valued the investment in Capital.com at its original cost $1,492 at December 31, 2000. This value represents a decrease of $71,008 from its December 31, 1999 valuation of $72,500. This depreciation is attributed to numerous factors arising during the year ended December 31, 2000, including the unfavorable financing environment for Internet companies and substantial declines in the valuations of comparable public and private companies. Since the Company's original investment in the third quarter of 1999, the Company has experienced no net depreciation of its investment in Capital.com.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES


         At December 31, 2000, the Company had $11,192 in cash and cash equivalents. In addition, the Company had outstanding debt secured by assets of the Company of $68,002 under a $225,000 revolving debt funding facility, and $87,200 under an asset securitization. During 2000, the Company funded its investments with proceeds from the revolving debt funding facility, proceeds from the asset securitization, and two follow-on equity offerings from which it received net proceeds of approximately $185,000 (see Note 8).



         On December 20, 2000, the Company completed a $115,400 asset securitization. In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 (the "Trust"), an affiliated business trust, and contributed to the Trust $153,700 in loans. Subject to certain conditions precedent, the Company will remain servicer of the loans. Simultaneously with the initial contribution, the Trust was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and $38,300 of Class C notes were retained by the Trust. The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. As of December 31, 2000, the Company had issued $69,200 of the Class A notes, and $18,000 of the Class B notes; in January 2001, the Company issued the remaining $28,200 of the Class B notes. The notes are backed by loans to 29 of the Company's portfolio companies. The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007. The transfer of the assets to the Trust and the related borrowings by the Trust have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 125. Early repayments are first applied to the Class A notes, and then to the Class B notes. The Company enters into interest rate swaps in order to mitigate interest rate risk related to the asset securitization (see "Interest Rate Risk" below).



         The Company's $225,000 revolving debt funding facility has a term of two years and an interest rate on borrowings originally charged at one-month LIBOR (6.57% at December 31, 2000) plus 150 basis points, that was subsequently decreased to LIBOR plus 50 basis points on December 20, 2000. The full amount of principal will be amortized over a 24 month period at the end of the term and interest is payable monthly. The Company has used borrowings under this facility to repay debt and to make investments in the debt and equity securities of middle market companies; the Company intends to continue to use this facility in this fashion. Subsequent to December 31, 2000, the Company received an extension of the two-year term of this facility beginning March 31, 2001.



         As a BDC, the Company's asset coverage must be at least 200% after each issuance of Senior Securities. As of December 31, 2000 and 1999, the Company's asset coverage was approximately 400% and 500%, respectively.


PORTFOLIO CREDIT QUALITY

The Company grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower's business, the collateral coverage of the loans and other factors considered relevant.

Under this system, loans with a grade of 4 involve the least amount of risk in the Company's portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable. Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan's risk has increased since origination. The borrower may be out of compliance with debt covenants, however, loan payments are not more than 120 days past due. For loans graded 2, the Company's management will increase procedures to monitor the borrower and the fair value generally will be lowered. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Some or all of the debt covenants are out of compliance and payments are delinquent. Loans graded 1 are not anticipated to be repaid in full and the Company will reduce the fair value of the loan to the amount it anticipates will be recovered.

 To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade. The weighted average investment grade was 3.2 as of both December 31, 2000 and 1999. As of December 31, 2000, one loan is on non-accrual. At December 31, 2000 and 1999, the Company's investment portfolio was graded as follows:

                                             DECEMBER 31, 2000                 DE CEMBER 31, 1999
                                             -----------------                 ------------------
                                     INVESTMENTS AT     PERCENTAGE OF    PERCENTAGE OF    TOTAL PORTFOLIO
                            GRADE       FAIR VALUE     TOTAL PORTFOLIO   INVESTMENTS AT     FAIR VALUE
                            -----       ----------    ----------------   --------------   --------------
                              4          $182,964           32.4%             $65,638        21.5%
                              3           355,015           62.9%             223,898        73.4%
                              2            18,971           3.4%               15,577         5.1%
                              1             7,432           1.3%                   --          --
                            -----       ----------    ----------------   --------------   --------------
                                        $ 564,382         100.0%              305,113     $ 100.0%

The amounts at December 31, 2000 and 1999 do not include the Company's investments in Capital.com, Wrenchead.com, o2wireless, Electrolux, and ACS Equities, LP for which the Company has only invested in the equity securities of these companies.

At December 31, 2000, there were no loans 0-60 days past due, one loan totaling $3,214 was 60-90 days past due, and no loans were greater than 90 days past due.


IMPACT OF INFLATION


         Management believes that inflation can influence the value of the Company's investments through the impact it may have on the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.



INTEREST RATE RISK


Because the Company funds a portion of its investments with borrowings under its revolving debt funding facility and asset securitization, the Company's net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows. The Company attempts to match fund its liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. The Company enters into interest rate basis swap agreements to match the interest rate basis of its assets and liabilities and to fulfill its obligation under the terms of its debt funding facility. As a result of the Company's use of interest rate swaps, at December 31, 2000, approximately 54% of the Company's interest bearing assets provided fixed rate returns and approximately 46% of the Company's interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at December 31, 2000, the Company had floating rate investments in debt securities with a face amount of $238 million and had total borrowings outstanding of $155 million. All of the Company's outstanding debt at December 31, 2000 has a variable rate of interest based on one-month LIBOR. At December 31, 2000, the Company had entered into seventeen interest rate basis swap agreements under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR. The total notional amount of the swap agreements was $268 million and the agreements have a remaining term of approximately 5.6 years. The Company intends to use derivative instruments for non-trading and non-speculative purposes only.


ITEM 7A QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Board of Directors
American Capital Strategies, Ltd.

We have audited the accompanying balance sheets of American Capital Strategies, Ltd., including the schedules of investments, as of December 31, 2000 and 1999, the related statements of operations, shareholders' equity, and cash flows and the financial highlights for the three years ended December 31, 2000. These financial statements and the financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of American Capital Strategies, Ltd. at December 31, 2000 and 1999, and the results of its operations, its cash flows and its financial highlights for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                   /s/ Ernst & Young LLP

McLean, Virginia
February 5, 2001

                        AMERICAN CAPITAL STRATEGIES, LTD.
                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                                DECEMBER 31,   DECEMBER 31,
                                                                                    2000          1999
                                                                                ------------   ------------
Assets

Cash and cash equivalents ......................................................   $  11,192    $   2,037
Investments at fair value (cost of $563,331 and $305,264, respectively) ........     582,108      377,554
Investment in unconsolidated operating subsidiary ..............................       1,120        4,893
Due from unconsolidated operating subsidiary ...................................       7,433        2,331
Interest receivable ............................................................       4,935        2,417
Other ..........................................................................       7,856        6,140
                                                                                   ---------    ---------
Total assets ...................................................................   $ 614,644    $ 395,372
                                                                                   =========    =========

Liabilities and Shareholders' Equity

Revolving credit facility ......................................................   $  68,002    $  78,545
Notes payable ..................................................................      87,200         --
Accrued dividends payable ......................................................       6,163          547
Other ..........................................................................       8,112        4,535
                                                                                   ---------    ---------
Total liabilities ..............................................................     169,477       83,627

Commitments and Contingencies

Shareholders' equity:

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued
and outstanding ................................................................        --           --
Common stock, $.01 par value, 70,000 shares authorized, and 28,003 and 18,252
issued and outstanding, respectively ...........................................         280          183
Capital in excess of par value .................................................     448,587      255,922
Notes receivable from sale of common stock .....................................     (27,389)     (23,052)

(Distributions in excess of) undistributed net realized earnings ...............        (341)       1,080
Unrealized appreciation of investments .........................................      24,030       77,612
                                                                                   ---------    ---------
Total shareholders' equity .....................................................     445,167      311,745
                                                                                   ---------    ---------
Total liabilities and shareholders' equity .....................................   $ 614,644    $ 395,372
                                                                                   =========    =========


See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


COMPANY                          INDUSTRY                             INVESTMENT                              COST        FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
A&M Cleaning Products, Inc.      Manufacturing - Household Cleaning   Subordinated Debt                       $5,045        $5,045
                                                                      Common Stock Warrants, 21.9% of Co.      1,643         2,237
                                                                      Redeemable Preferred Stock (1)             447           447
                                                                                                            ---------      --------
                                                                                                               7,135         7,729
------------------------------------------------------------------------------------------------------------------------------------
A.H. Harris & Sons, Inc.         Whol esale & Retail - Construction   Subordinated Debt                        9,494         9,494
                                 Material                             Common Stock Warrants,  10.0% of Co.       534         1,050
                                                                                                            ---------      --------
                                                                                                              10,028        10,544
------------------------------------------------------------------------------------------------------------------------------------
Aeriform Corporation             Manufacturing - Packaged Industrial  Subordinated Debt                        8,346         8,346
------------------------------------------------------------------------------------------------------------------------------------
Atlantech International          Manufacturing - Polymer-based        Subordinated Debt with Non-Detachable   18,781        18,781
                                 Products                             Warrants
                                                                      Redeemable Preferred Stock with
                                                                      Non-Detachable Common
                                                                      Stock, 1.3% of Co.                       1,007         1,007
                                                                                                            ---------      --------
                                                                                                              19,788        19,788
------------------------------------------------------------------------------------------------------------------------------------
Auxi Health, Inc. (2)            Healthcare - Home Healthcare         Subordinated Debt                       12,546        12,546
                                                                      Common Stock Warrants, 17.9% of Co.      2,599         1,856
                                                                      Preferred Stock, Convertible into 55.8%
                                                                      of Co.                                   2,578         2,578
                                                                                                            ---------      --------
                                                                                                              17,723        16,980
------------------------------------------------------------------------------------------------------------------------------------
Biddeford Textile Corp.          Manufacturing - Electronic Blankets  Senior Debt                              1,552         1,552
                                                                      Common Stock Warrants, 10.0% of Co.      1,100           942
                                                                                                            ---------      --------
                                                                                                               2,652         2,494
------------------------------------------------------------------------------------------------------------------------------------
BIW Connector Systems, LLC       Manufacturing - Specialty Connectors Senior Debt                              2,553         2,553
                                                                      Subordinated Debt                        4,940         4,940
                                                                      Common Stock Warrants, 8.0% of Co.         652         2,068
                                                                                                            ---------      --------
                                                                                                               8,145         9,561
------------------------------------------------------------------------------------------------------------------------------------
Capital.com, Inc. (2)             Internet - Financial Portal         Common Stock, 85.0% of Co.               1,492         1,492

------------------------------------------------------------------------------------------------------------------------------------
Case Logic                       Manufacturing - Storage Products     Subordinated Debt with Non-Detachable   19,958        19,958
                                 Designer and Marketer                Warrants, 9.6% of Co.
------------------------------------------------------------------------------------------------------------------------------------
Caswell-Massey Holdings Corp.    Wholesale & Retail - Toiletries      Senior Debt                              1,833         1,833
                                                                      Subordinated Debt                        1,745         1,745
                                                                      Common Stock Warrants, 24.0% of Co.        552         1,092
                                                                                                            ---------      --------
                                                                                                              4,130        4,670
------------------------------------------------------------------------------------------------------------------------------------
Centennial Broadcasting, Inc.    Media - Radio Stations               Subordinated Debt                       18,778       18,778
------------------------------------------------------------------------------------------------------------------------------------
Chance Coach, Inc. (2)           Manufacturing - Buses                Senior Debt                             2,411        2,411
                                                                      Subordinated Debt                       8,147        8,147
                                                                      Common Stock, 20.4% of Co.              1,896        2,793
                                                                      Common Stock Warrants, 43.0% of Co.     4,041        5,950
                                                                      Preferred Stock, Convertible into 20.0%
                                                                      of Co.                                  2,000        2,793
                                                                                                            ---------      --------
                                                                                                             18,495       22,094
------------------------------------------------------------------------------------------------------------------------------------
Chromas Technologies (2)         Manufacturing - Printing Presses     Senior Debt                             10,452       10,452
                                                                      Subordinated Debt                        4,447        4,447
                                                                      Common Stock, 35.0% of Co.               1,500        1,500
                                                                      Common Stock Warrants, 25.0% of Co.      1,071        1,071
                                                                      Preferred Stock, Convertible into 40.0%
                                                                      of Co.                                   4,080        4,080
                                                                                                            ---------      --------

                                                                                                              21,550       21,550
------------------------------------------------------------------------------------------------------------------------------------
Confluence Holdings Corp. (2)    Manufacturing - Canoes & Kayaks      Subordinated Debt                       10,648       10,648
                                                                      Common Stock, 6.0% of Co.               537          37
                                                                      Common Stock Warrants, 20.4% of Co.     1,630        1,352
                                                                                                            ---------      --------
                                                                                                              12,815       12,037
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-income producing
(2) Affiliate

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


COMPANY                          INDUSTRY                             INVESTMENT                              COST        FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Cornell Companies, Inc.           Service - Private Corrections       Subordinated Debt                      $28,929       $28,929
                                                                      Common Stock Warrants, 2.2% of Co.       1,102         1,071
                                                                                                            ---------      --------
                                                                                                              30,031        30,000
------------------------------------------------------------------------------------------------------------------------------------
Crosman Corporation               Manufacturing - Small Arms          Subordinated Debt                        3,854         3,854
                                                                      Common Stock Warrants 3.5% of Co.          330           330
                                                                                                            ---------      --------
                                                                                                               4,184         4,184
------------------------------------------------------------------------------------------------------------------------------------
Cycle Gear, Inc. (2)              Wholesale & Retail - Motor Cycle    Senior Debt                                750           750
                                  Accessories
                                                                      Subordinated Debt                        4,344         4,344
                                                                      Common Stock Warrants, 34.0% of Co.        374           884
                                                                                                            ---------      --------
                                                                                                               5,468         5,978
------------------------------------------------------------------------------------------------------------------------------------
Decorative Surfaces               Manufacturing - Decorative Paper &  Subordinated Debt                       12,878        12,878
International, Inc. (2)           Vinyl Products
                                                                      Common Stock Warrants, 42.3% of Co.      4,571             -
                                                                      Preferred Stock, Convertible into 2.9%
                                                                      of Co.                                     803             -
                                                                                                            ---------      --------
                                                                                                              18,252        12,878
------------------------------------------------------------------------------------------------------------------------------------
Dixie Trucking Company, Inc. (2)  Transportation - Overnight          Subordinated Debt                        4,079         4,079
                                  Shorthaul Delivery
                                                                      Common Stock Warrants, 32.0% of Co.        141           553
                                                                                                            ---------      --------
                                                                                                               4,220         4,632
------------------------------------------------------------------------------------------------------------------------------------
Electrolux, LLC                   Manufacturing - Vacuum Cleaners     Common Stock, 2.5% of Co.                  246         2,000
------------------------------------------------------------------------------------------------------------------------------------
Erie County Plastics Corporation  Manufacturing - Molded Plastics     Subordinated Debt                        8,920         8,920
                                                                      Common Stock Warrants, 8.0% of Co.       1,170         1,170
                                                                                                            ---------      --------
                                                                                                              10,090        10,090
------------------------------------------------------------------------------------------------------------------------------------
EuroCaribe Packing Company, Inc.  Manufacturing - Meat Processing     Senior Debt                              7,959         7,959
                                                                      Subordinated Debt                        9,048         7,048
                                                                      Common Stock Warrants, 37.1% of Co.      1,110             -
                                                                                                            ---------      --------
                                                                                                              18,117        15,007
------------------------------------------------------------------------------------------------------------------------------------
Fulton Bellows & Components, Inc. Manufacturing - Bellows             Senior Debt                             13,100        13,100
(2)                                                                      Subordinated Debt                     6,771         6,771
                                                                      Common Stock Warrants, 20.0% of Co.      1,305         1,305
                                                                      Preferred Stock, Convertible into 40.0%  3,191         3,191
                                                                                                            ---------      --------
                                                                      of Co. (1)                              24,367        24,367
------------------------------------------------------------------------------------------------------------------------------------
                                  Manufacturing - Machine Tools,      Subordinated Debt                       27,280        27,280
Goldman Industrial Group          Metal Cutting Types
                                                                      Common Stock Warrants, 15.0% of Co.      2,822         2,822
                                                                                                            ---------      --------
                                                                                                              30,102        30,102
------------------------------------------------------------------------------------------------------------------------------------
IGI, Inc.                         Healthcare - Veterinary Vaccines    Subordinated Debt                        5,294         5,294
                                                                      Common Stock Warrants, 18.7% of Co.      2,003         1,878
                                                                                                            ---------      --------
                                                                                                               7,297         7,172
------------------------------------------------------------------------------------------------------------------------------------
Iowa Mold Tooling, Inc. (2)       Manufacturing - Specialty Equipment Subordinated Debt                       23,562         23,562
                                                                      Common Stock, 28.7% of Co.               3,200          3,200
                                                                       Common Stock Warrants, 53.0% of Co.     5,918          5,918
                                                                                                            ---------      --------
                                                                                                              32,680         32,680
------------------------------------------------------------------------------------------------------------------------------------
 JAAGIR, LLC                      Service - IT Staffing and ConsultingSubordinated Debt                        2,789          2,789
                                                                      Common Stock Warrants, 4.0% of Co.         271            271
                                                                                                            ---------      --------
                                                                                                               3,060          3,060
------------------------------------------------------------------------------------------------------------------------------------
JAG Industries, Inc. (2)          Manufacturing - Metal Fabrication   Senior Debt                              1,142          1,142
                                  and Tablet Manufacturing
                                                                      Subordinated Debt                        2,446          2,446
                                                                      Common Stock Warrants, 75.0% of Co.        505              -
                                                                                                            ---------      --------
                                                                                                               4,093          3,588
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-income producing
(2) Affiliate

See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


COMPANY                          INDUSTRY                             INVESTMENT                              COST        FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Lion Brewery, Inc. (2)           Manufacturing - Malt Beverages       Subordinated Debt                       $5,996         $5,996
                                                                      Common Stock Warrants, 54.0% of Co.        675          7,688
                                                                                                            ---------      --------
                                                                                                               6,671         13,684
------------------------------------------------------------------------------------------------------------------------------------
Lubricating Specialties Co.      Manufacturing - Lubricant and Grease Senior Debt                              7,206          7,206
                                                                      Subordinated Debt                       14,718         14,718
                                                                      Common Stock Warrants, 21.0% of Co.        791            791
                                                                                                            ---------      --------
                                                                                                              22,715         22,715
------------------------------------------------------------------------------------------------------------------------------------
MBT International Inc. (2)       Wholesale & Retail - Musical         Senior Debt                              3,300          3,300
                                 Instrument Distributor
                                                                      Subordinated Debt                        6,810          6,810
                                                                      Common Stock Warrants, 30.6% of Co.      1,214          1,214
                                                                      Preferred Stock, Convertible into 53.1%  2,250          2,250
                                                                                                            ---------      --------
                                                                      of Co. (1)                              13,574         13,574

------------------------------------------------------------------------------------------------------------------------------------
New Piper Aircraft, Inc.         Manufacturing Aircraft Manufacturing Subordinated Debt                       18,211         18,211
                                                                      Common Stock Warrants, 4.0% of Co.       2,231          3,578
                                                                                                            ---------      --------
                                                                                                              20,442         21,789
------------------------------------------------------------------------------------------------------------------------------------
o2wireless Solutions Inc.        Telecommunications - Wireless        Common Stock Warrants, 8.0% of Co.       2,521         16,670
                                 Communications Network Services
------------------------------------------------------------------------------------------------------------------------------------
Parts Plus Group                 Wholesale & Retail - Auto Parts      Subordinated Debt                        4,329          4,329
                                 Distributor
                                                                      Common Stock Warrants, 3.6% of Co.         333            333
                                                                      Preferred Stock, Convertible into 1.7%
                                                                      of Co. (1)                                 555            117
                                                                                                            ---------      --------
                                                                                                               5,217          4,779
------------------------------------------------------------------------------------------------------------------------------------
Patriot Medical Technologies,    Service - Repair Services            Senior Debt                              2,805          2,805
Inc. (2)
                                                                      Subordinated Debt                        2,767          2,767
                                                                      Common Stock Warrants, 15.0% of Co.        612            612
                                                                      Preferred Stock, Convertible into 16.0%  1,104          1,104
                                                                                                            ---------      --------
                                                                      of Co.                                   7,288          7,288

------------------------------------------------------------------------------------------------------------------------------------
Starcom Holdings, Inc.           Construction - Electrical Contractor Subordinated Debt                       19,199         19,199
                                                                      Common Stock, 2.8% of Co.                  616            866
                                                                      Common Stock Warrants, 17.5% of Co.      3,914          5,415
                                                                                                            ---------      --------
                                                                                                              23,729         25,480
------------------------------------------------------------------------------------------------------------------------------------
Sunvest Industries, LLC (2)      Manufacturing - Contract             Senior Debt                              5,000          5,000
                                 Manufacturing
                                                                      Subordinated Debt                        5,295          5,295
                                                                      Common Stock Warrants, 38.0% of Co.
                                                                                                                 705            705
                                                                      Preferred Stock, 35.0% of Co. (1)        1,000          1,000
                                                                                                            ---------      --------
                                                                                                              12,000         12,000
------------------------------------------------------------------------------------------------------------------------------------
The Inca Group  (2)              Manufacturing - Steel Products       Subordinated Debt                       15,858         15,858
                                                                      Common Stock, 27.7% of Co.               1,700          2,010
                                                                      Common Stock Warrants, 57.3% of Co.      3,060          4,136
                                                                                                            ---------      --------
                                                                                                              20,618         22,004
------------------------------------------------------------------------------------------------------------------------------------
 The L.A. Studios, Inc.          Wholesale & Retail - Audio ProductionSubordinated Debt                        2,555          2,555
                                                                      Common Stock Warrants, 17.0% of Co.        902          1,176
                                                                                                            ---------      --------
                                                                                                               3,457          3,731
------------------------------------------------------------------------------------------------------------------------------------
Transcore Holdings, Inc.         Information Technology -             Subordinated Debt                       22,908         22,908
                                 Transportation Information
                                 Management Services
                                                                      Common Stock Warrants, 10.2% of Co.      4,686          5,369

                                                                       Redeemable Preferred Stock                571            571
                                                                                                            ---------      --------
                                                                                                              28,165         28,848
------------------------------------------------------------------------------------------------------------------------------------
Tube City Olympic of Ohio, Inc.  Manufacturing - Mill Services        Senior Debt                              7,909          7,909
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-income producing
(2) Affiliate
See accompanying notes.

           AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


COMPANY                          INDUSTRY                             INVESTMENT                              COST        FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Tube City, Inc.                   Manufacturing - Mill Services       Subordinated Debt                        $6,460        $6,460
                                                                      Common Stock Warrants, 14.8% of Co.       2,523         3,040
                                                                                                            ---------      --------
                                                                                                                8,983         9,500
------------------------------------------------------------------------------------------------------------------------------------
Warner Power, LLC (2)             Manufacturing - Power Systems and   Senior Debt                               1,125         1,125
                                  Electrical Ballasts
                                                                      Subordinated Debt                         3,959         3,959
                                                                      Common Stock Warrants, 53.1% of LLC       1,629         4,587
                                                                                                            ---------      --------
                                                                                                                6,713         9,671
------------------------------------------------------------------------------------------------------------------------------------
Westwind Group Holdings, Inc.     Service - Restaurants               Subordinated Debt                         3,011         1,673
                                                                      Common Stock Warrants, 5.0% of Co.          350             -
                                                                                                            ---------      --------
                                                                                                                3,361         1,673
------------------------------------------------------------------------------------------------------------------------------------
Wrenchead.com, Inc.               Internet - Auto Parts Distributor   Common Stock, 1.0% of Co.                     -           104
------------------------------------------------------------------------------------------------------------------------------------
ACS Equities, LP (2)              Investment Partnership              Common Stock, 90.0% of LP                 6,726             -
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Basis Swap          Pay Fixed / Receive Floating        9 Contracts / Notional Amounts Totaling
Agreements                                                            $102,123                                      -          (582)
                                  Pay Floating / Receive Floating     8 Contracts / Notional Amounts Totaling
                                                                      $166,030                                      -          (488)
                                                                                                            ---------      --------
                                                                                                                    -        (1,070)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Total Investments                      $563,331      $582,108
------------------------------------------------------------------------------------------------------------------------------------
American Capital Financial        Investment Banking                  Common Stock, 100% of Co. (1)               403         1,120
Services(2)
------------------------------------------------------------------------------------------------------------------------------------
Totals                                                                                                       $563,734      $583,228
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


COMPANY                          INDUSTRY                             INVESTMENT                              COST        FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
A.H. Harris & Sons, Inc.         Wholesale & Retail - Construction    Subordinated Debt                        $4,733       $4,733
                                                                      Common Stock Warrants, 3.5% of Co.          267          267
                                                                                                            ---------      --------
                                                                                                                5,000       5,000
------------------------------------------------------------------------------------------------------------------------------------
Aeriform Corporation             Manufacturing - Packaged Industrial  Subordinated Debt                         7,774       7,774
                                 Gas
------------------------------------------------------------------------------------------------------------------------------------
Auxi Health, Inc.                Healthcare - Home Healthcare         Common Stock Warrants, 20% of Co.         2,599       1,856
                                                                      Subordinated Debt                        10,136      10,136
                                                                                                            ---------      --------
                                                                                                               12,735      11,992
------------------------------------------------------------------------------------------------------------------------------------
BIW Connector Systems, LLC       Manufacturing - Specialty Connectors Senior Debt                               3,404       3,404
                                                                      Subordinated Debt                         6,829       6,829
                                                                      Common Stock Warrants, 8% of LLC            652         451
                                                                                                            ---------      --------
                                                                                                               10,885      10,684
------------------------------------------------------------------------------------------------------------------------------------
Capital.com, Inc. (2)            Internet - Financial Portal          Common Stock, 85% of Co.                  1,492      72,500
------------------------------------------------------------------------------------------------------------------------------------
Caswell-Massey Holdings Corp.    Wholesale & Retail - Toiletries      Senior Debt                               2,000       2,000
                                                                      Subordinated Debt                         1,670       1,670
                                                                      Common Stock Warrants, 24% of Co.           552         552
                                                                                                            ---------      --------
                                                                                                                4,222       4,222
------------------------------------------------------------------------------------------------------------------------------------
Centennial Broadcasting, Inc.    Media - Radio Stations               Subordinated Debt                        16,975      16,975
------------------------------------------------------------------------------------------------------------------------------------
Chance Coach, Inc. (2)           Manufacturing - Buses                Senior Debt                               1,071       1,071
                                                                      Subordinated Debt                         7,520       7,520
                                                                      Preferred Stock, Convertible into 20%     2,000       2,793
                                                                      of Co.
                                                                      Common Stock, 20.5% of Co.                1,896       2,793
                                                                      Common Stock Warrants, 43.2% of Co.       4,041       5,950
                                                                                                            ---------      --------
                                                                                                               16,528      20,127
------------------------------------------------------------------------------------------------------------------------------------
Confluence Holdings Corp.        Manufacturing - Canoes & Kayaks      Subordinated Debt                         8,812       8,812
                                                                      Common Stock, 0.7% of Co.                    45          17
                                                                      Common Stock Warrants, 18% of Co.         1,319       1,217
                                                                                                            ---------      --------
                                                                                                               10,176      10,046

------------------------------------------------------------------------------------------------------------------------------------
Crosman Corporation              Manufacturing - Small Arms           Subordinated Debt                         3,702       3,702
                                                                      Common Stock Warrants, 3.5% of Co.          330         330
                                                                                                            ---------      --------
                                                                                                                4,032       4,032
------------------------------------------------------------------------------------------------------------------------------------
Cycle Gear, Inc. (2)             Wholesale & Retail - Motor Cycle     Senior Debt                                 750         750
                                 Accessories                                                                    2,262       2,262
                                                                      Subordinated Debt
                                                                      Common Stock Warrants, 27.6% of Co.         374         374
                                                                                                            ---------      --------
                                                                                                                3,386       3,386

------------------------------------------------------------------------------------------------------------------------------------
Decorative               SurfacesManufacturing - Decorative Paper &   Subordinated Debt                         5,606       5,606
International,                   Vinyl Products
Inc. (2)
                                                                      Common Stock Warrants, 42.3% of Co.       4,571       4,394
                                                                      Preferred Stock, Convertible into 2.9%      728         728
                                                                                                            ---------      --------
                                                                      of Co.                                   10,905      10,728
------------------------------------------------------------------------------------------------------------------------------------
Dixie Trucking Company, Inc. (2) Transportation - Overnight Shorthaul  Subordinated Debt                        4,064       4,064
                                 Delivery
                                                                      Common Stock Warrants, 32% of Co.           141         141
                                                                                                            ---------      --------
                                                                                                                4,205       4,205
------------------------------------------------------------------------------------------------------------------------------------
Electrolux, LLC                  Manufacturing - Vacuum Cleaners      Subordinated Debt                         7,849       7,849
                                                                      Common Stock, 2.5% of Co.                   246       1,144
                                                                                                            ---------      --------
                                                                                                                8,095       8,993
------------------------------------------------------------------------------------------------------------------------------------
Erie County Plastics Corporation Manufacturing - Molded Plastics      Subordinated Debt                         8,858       8,858
                                                                      Common Stock Warrants, 8% of Co.          1,170       1,170
                                                                                                            ---------      --------
                                                                                                               10,028      10,028
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


COMPANY                          INDUSTRY                             INVESTMENT                              COST        FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
EuroCaribe Packing Company,      Manufacturing - Meat Processing      Senior Debt                             $6,276         $6,276
Inc. (2)                                                              Subordinated Debt                        8,971          8,971
                                                                      Common Stock Warrants, 37.1% of Co.      1,110          1,046
                                                                                                            ---------      --------
                                                                                                              16,357         16,293
------------------------------------------------------------------------------------------------------------------------------------
IGI, Inc.                        Healthcare - Veterinary Vaccines     Subordinated Debt                        5,037          5,037
                                                                      Common Stock Warrants, 16.7% of Co.      2,003          2,587
                                                                                                            ---------      --------
                                                                                                               7,040          7,624

------------------------------------------------------------------------------------------------------------------------------------
JAG Industries, Inc. (2)         Manufacturing - Metal Fabrication    Senior Debt                              1,200          1,200
                                 and Tablet Manufacturing
                                                                      Subordinated Debt                        2,385          2,385
                                                                      Common Stock Warrants, 75% of Co.          505              -
                                                                                                            ---------      --------
                                                                                                               4,090          3,585
------------------------------------------------------------------------------------------------------------------------------------
Lion Brewery, Inc. (2)           Manufacturing - Malt Beverages       Subordinated Debt                        5,975          5,975
                                                                      Common Stock Warrants, 54% of Co.          675          1,863
                                                                                                            ---------      --------
                                                                                                               6,650          7,838
------------------------------------------------------------------------------------------------------------------------------------
MBT International Inc. (2)       Wholesale & Retail - Musical          Senior Debt                             4,200          4,200
                                 Instrument Distributor
                                                                      Common Stock Warrants, 30.6% of Co.      1,214          1,214
                                                                       Preferred Stock, Convertible into       2,250          2,250
                                                                      53.1% of Co.  (1)
                                                                      Subordinated Debt                        6,439          6,439
                                                                                                            ---------      --------
                                                                                                              14,103         14,103
------------------------------------------------------------------------------------------------------------------------------------
New Piper Aircraft, Inc .        Manufacturing - Aircrafts            Subordinated Debt                       18,023         18,023
                                                                      Common Stock Warrants, 4% of Co.         2,231          2,884
                                                                                                            ---------      --------
                                                                                                              20,254         20,907
------------------------------------------------------------------------------------------------------------------------------------
o2wireless Solutions Inc.        Telecommunications - Wireless        Subordinated Debt                       10,348         10,348
                                 Communications Network Services
                                                                      Common Stock Warrants, 11.5% of Co.      2,698          2,698
                                                                                                            ---------      --------
                                                                                                              13,046         13,046
------------------------------------------------------------------------------------------------------------------------------------
Parts Plus Group                 Wholesale & Retail - Auto Parts      Subordinated Debt                        4,119          4,119
                                 Distributor
                                                                      Preferred Stock, Convertible into 1.9%     556            556
                                                                      of Co. (1)
                                                                      Common Stock Warrants, 2.4% of Co.         333            333
                                                                                                            ---------      --------
                                                                                                               5,008          5,008
------------------------------------------------------------------------------------------------------------------------------------
Patriot Medical Technologies,    Service - Repair Services            Senior Debt                              3,250          3,250
Inc. (2)                                                              Subordinated Debt                        2,487          2,487
                                                                      Common Stock Warrants, 14.9% of Co.        612            612
                                                                      Preferred Stock, Convertible
                                                                      into 16.9% of Co.                        1,020          1,020
                                                                                                            ---------      --------
                                                                                                               7,369          7,369
------------------------------------------------------------------------------------------------------------------------------------
Starcom Holdings, Inc.           Construction - Electrical Contractor Subordinated Debt                       18,929         18,929
                                                                      Common Stock Warrants, 17.5% of Co.      3,914          3,914
                                                                      Common Stock, 2.8% of Co.                  616            616
                                                                                                            ---------      --------
                                                                                                              23,459         23,459
------------------------------------------------------------------------------------------------------------------------------------
The Inca Group  (2)              Manufacturing - Steel Products       Common Stock, 18.5% of Co.                 850            850
                                                                      Subordinated Debt                       11,177         11,177
                                                                      Common Stock Warrants, 66.5% of Co.      3,060          3,060
                                                                                                            ---------      --------
                                                                                                              15,087         15,087
------------------------------------------------------------------------------------------------------------------------------------
The L.A. Studios, Inc.           Wholesale & Retail - Audio ProductionSubordinated Debt                        2,466          2,466
                                                                      Common Stock Warrants, 17% of Co.          902            902
                                                                                                            ---------      --------
                                                                                                               3,368          3,368
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


COMPANY                          INDUSTRY                             INVESTMENT                              COST        FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Transcore Holdings, Inc.         Information Technology -             Subordinated Debt                        $5,656       $5,656
                                 Transportation Information
                                 Management Services
                                                                      Common Stock Warrants, 7.3% of Co.        1,694       1,694
                                                                      Redeemable Preferred Stock                  306         306
                                                                                                            ---------      --------
                                                                                                                7,656       7,656
------------------------------------------------------------------------------------------------------------------------------------
Tube City Olympic of Ohio, Inc.  Manufacturing - Mill Services        Senior Debt                               9,700       9,700
------------------------------------------------------------------------------------------------------------------------------------
Tube City, Inc.                  Manufacturing - Mill Services        Subordinated Debt                         6,017       6,017
                                                                      Common Stock Warrants, 14.75% of Co.      2,523       2,523
                                                                                                            ---------      --------
                                                                                                                8,540       8,540
------------------------------------------------------------------------------------------------------------------------------------
Warner Power, LLC (2)            Manufacturing - Power Systems and    Senior Debt                               4,610       4,610
                                 Electrical Ballasts
                                                                      Subordinated Debt                         3,871       3,871
                                                                      Common Stock Warrants, 53.1% of LLC       1,629       1,629
                                                                                                            ---------      --------
                                                                                                               10,110      10,110
------------------------------------------------------------------------------------------------------------------------------------
Westwind Group Holdings, Inc.    Service - Restaurants                Subordinated Debt                         2,984       2,984
                                                                      Common Stock Warrants, 5% of Co.            350         244
                                                                                                            ---------      --------
                                                                                                                3,334       3,228
------------------------------------------------------------------------------------------------------------------------------------
Wrenchead.com, Inc.              Internet - Auto Parts Distributor    Common Stock, 1% of Co.                       -         104
------------------------------------------------------------------------------------------------------------------------------------
ACS Equities, LP (2)             Investment Partnership               Common Stock, 90% of LP                   3,655           -
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Basis Swaps        Pay Floating / Receive Floating      4 Contracts / Notional Amounts Totaling       -        (163)
Agreements                                                            $61,325
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Total Investments                      $305,264    $377,554
------------------------------------------------------------------------------------------------------------------------------------
American Capital Financial       Investment Banking                   Common Stock, 100% of Co.(1)                403       4,893
Services(2)
------------------------------------------------------------------------------------------------------------------------------------
 Totals                                                                                                      $305,667    $382,447
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-income producing
(2) Affiliate
See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              YEAR            YEAR          YEAR
                                                             ENDED           ENDED          ENDED
                                                          DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                              2000            1999           1998
                                                            --------        --------      --------
Operating income:

Interest and dividend income ............................   $ 58,733        $ 30,833      $ 14,430
Loan fees ...............................................      3,995           2,572         2,549
                                                            --------        --------      --------

Total operating income ..................................     62,728          33,405        16,979

Operating expenses:

Salaries and benefits ...................................      2,179           1,045           843
 General and administrative .............................      2,414           1,490           809
Interest ................................................      9,691           4,716            57
                                                            --------        --------      --------

Total operating expenses ................................     14,284           7,251         1,709
                                                            --------        --------      --------

Operating income before equity in loss of unconsolidated
operating subsidiary ....................................     48,444          26,154        15,270
Equity in loss of unconsolidated operating subsidiary ...     (3,773)         (1,493)         (482)
                                                            --------        --------      --------

Net operating income ....................................     44,671          24,661        14,788
Net realized gain on investments ........................      4,538           2,711          --
(Decrease) increase in net unrealized appreciation of
investments .............................................    (53,582)         69,829         2,127
                                                            --------        --------      --------

Net (decrease) increase in shareholders' equity resulting
from operations .........................................   $ (4,373)       $ 97,201      $ 16,915
                                                            ========        ========      ========

Net operating income per common share:
                           Basic ........................   $   2.00        $   1.79      $   1.34
                           Diluted ......................   $   1.96        $   1.73      $   1.29

(Loss) earnings per common share:
                           Basic ........................   $  (0.20)       $   7.07      $   1.53
                                                            $  (0.19)       $   6.80      $   1.48
Diluted

Weighted average shares of Basic ........................     22,323          13,744        11,068
 common stock outstanding  Diluted.......................     22,748          14,294        11,424


See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                                   (Distributions
                                                                                         Notes     in Excess of)
                                                                         Capital in   Receivable   Undistributed
                                    Preferred         Common Stock       Excess of   From Sale of   Net Realized '
                                      STOCK        SHARES      AMOUNT    PAR VALUE   COMMON STOCK    EARNINGS
                                      -----        ------      ------    ---------   ------------    --------
Balance at January 1, 1998                $--       $11,069       $111    $144,940      $    --       $  (55)

Issuance of common stock under
stock option plans                         --            28         --         396           --           --
Issuance of common stock under
the Dividend Reinvestment Plan             --             7         --         128           --           --
Repurchase of outstanding shares           --           (23)        --        (219)          --           --
Issuance of note receivable from
sale of common stock                       --            --         --          --         (300)          --
Net increase in shareholders'
equity resulting from operations           --            --         --          --           --       14,788
Distributions                              --            --         --          --           --      (14,849)
                                  -------------    -----------  ---------  ---------   ----------  -----------

Balance at December 31, 1998              $--        11,081       $111    $145,245        $(300)       $(116)
                                  =============    ===========  =========  =========   ==========  ===========

Issuance of common stock                   --         5,605         57      89,151           --           --
Issuance of common stock under
stock option plans                         --         1,520         15      22,832      (22,752)          --

Issuance of common stock under
the Dividend Reinvestment Plan             --            36         --         693           --           --
Repurchase of common stock
warrants                                   --            --         --      (2,165)          --           --
Issuance of restricted shares              --            10         --         166           --           --
Net increase in shareholders'
equity resulting from operations           --            --         --          --            --      27,372
Distributions                              --            --         --          --            --     (26,176)
                                  -------------    -----------  ---------  ---------   ----------  -----------
Balance at December 31, 1999       $       --       $18,252       $183    $255,922      $(23,052)     $1,080
                                  =============    ===========  =========  =========   ==========  ===========

Issuance of common stock                   --         9,430         94     185,224            --          --
Issuance of common stock under
stock option plans                         --           290          3       6,699        (6,702)         --
Issuance of common stock under
the Dividend Reinvestment Plan             --            31         --         742            --          --
Repayments of notes receivable
from sale of common stock                  --            --         --          --         2,365          --
Net decrease in shareholders'
equity resulting from operations           --            --         --          --            --      49,209
Distributions                              --            --         --          --            --     (50,630)
                                  -------------    -----------  ---------  ---------   ----------  -----------
Balance at December 31, 2000         $     --       $28,003       $280    $448,587     $(27,389)       $(341)
                                  =============    ===========  =========  =========   ==========  ===========


                                    Unrealized        Total
                                   Appreciation   Shareholders
                                   OF INVESTMENTS    EQUITY
                                   --------------   ---------
Balance at January 1, 1998            $5,656        $150,652

Issuance of common stock under
stock option plans                        --             396
Issuance of common stock under
the Dividend Reinvestment Plan            --             128
Repurchase of outstanding shares          --            (219)
Issuance of note receivable from
sale of common stock                      --            (300)
Net increase in shareholders'
equity resulting from operations       2,127          16,915
Distributions                             --         (14,849)
                                   ----------   ------------

Balance at December 31, 1998          $7,783        $152,723
                                   ==========   ============

Issuance of common stock                  --          89,208
Issuance of common stock under
stock option plans                        --              95

Issuance of common stock under
the Dividend Reinvestment Plan            --             693
Repurchase of common stock
warrants                                  --          (2,165)
Issuance of restricted shares             --             166
Net increase in shareholders'
equity resulting from operations      69,829          97,201
Distributions                             --         (26,176)
                                   ----------   ------------
Balance at December 31, 1999         $77,612        $311,745
                                   ==========   ============

Issuance of common stock             185,318              --
Issuance of common stock under
stock option plans                        --              --
Issuance of common stock under
the Dividend Reinvestment Plan            --             742
Repayments of notes receivable
from sale of common stock                 --           2,365
Net decrease in shareholders'
equity resulting from operations     (53,582)         (4,373)
Distributions                             --
                                   ----------   ------------
Balance at December 31, 2000         $24,030        $445,167
                                   ==========   ============




See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                     YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                                    DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                                        2000                 1999                 1998
                                                                 ------------------   -----------------    -----------------
Operating activities
Net (decrease) increase in shareholders' equity resulting from   $          (4,373)   $          97,201    $          16,915
operations
 Adjustments to reconcile net (decrease) increase in
shareholders' equity resulting from operations to net cash
provided by operating activities:
Unrealized deprecia tion (appreciation) of investments .......              53,582              (69,829)              (2,127)
Realized gain on investments .................................              (4,538)              (2,711)                --
Net amortization of securities ...............................                --                   --                 (1,336)
Accretion of loan discounts ..................................              (4,317)              (2,049)                (913)
Amortization of deferred finance costs .......................               1,187                  854                 --
Increase in interest receivable ..............................              (2,518)                (856)                (917)
Increase in accrued payment-in-kind dividends and interest ...              (5,550)              (3,038)                (478)
Receipt of note for prepayment penalty .......................                (884)                --                   --
(Increase) decrease in due from unconsolidated subsidiary ....              (5,102)              (1,553)                  83
Increase in other assets .....................................              (1,716)              (4,338)                 (71)
Increase in other liabilities ................................               3,577                4,409                   73
Loss of unconsolidated operating subsidiary ..................               3,773                1,493                  482
                                                                 -----------------    -----------------    -----------------

Net cash provided by operating activities ....................              33,121               19,583               11,711

Investing activities
Proceeds from sale or maturity of investments ................               2,004               27,823              231,580
Principal repayments .........................................              34,486               30,731                1,719
Purchases of investments .....................................            (276,138)            (171,595)            (142,865)
Purchases of securities ......................................                --                (12,900)            (207,146)
                                                                 -----------------    -----------------    -----------------

Net cash used in investing activities ........................            (239,648)            (125,941)            (116,712)

Financing activities
(Repayments of) proceeds from short term notes payable, net ..                --                 (5,000)              85,948
Proceeds from asset securitization ...........................              87,200                 --                   --
(Repayments of) drawings on revolving credit facilities, net .             (10,543)              48,545               30,000
Increase in deferred financing costs .........................              (2,243)              (2,427)                 (37)
Repurchase of common stock ...................................                --                   --                   (219)
Issuance of common stock .....................................             185,318               89,451                  224
Repurchase of common stock warrants ..........................                --                 (2,165)                --
 Distributions paid ..........................................             (44,050)             (26,158)             (13,628)
                                                                 -----------------    -----------------    -----------------

Net cash provided by financing activities ....................             215,682              102,246              102,288
                                                                 -----------------    -----------------    -----------------

Net increase (decrease) in cash and cash equivalents .........               9,155               (4,112)              (2,713)
Cash and cash equivalents at beginning of period .............               2,037                6,149                8,862
                                                                 -----------------    -----------------    -----------------

Cash and cash equivalents at end of period ...................   $          11,192    $           2,037    $           6,149
                                                                 =================    =================    =================


SUPPLEMENTAL DISCLOSURES:
Cash paid for interest .......................................   $           7,830    $           4,385    $              56

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in conjunction with dividend
reinvestment .................................................   $             742    $             693    $             128
Notes receivable issued in exchange for common stock .........               6,702               22,752                  300
Net repayment of margin borrowings through sale of securities                  $--    $          80,948                  $--

Receipt of short term note in exchange  for
 principal  repayment
of long term note ............................................   $           8,424    $          22,752    $             300


See accompanying notes.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                              FINANCIAL HIGHLIGHTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                         YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                     DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                                      ---------------     ---------------     ---------------
Per Share Data (1)
Net asset value at beginning of the period ........      $     17.08        $      13.80         $     13.61
Net operating income ..............................             2.00                1.79                1.34
Realized gain on investments ......................             0.21                0.20             --
(Decrease) increase in unrealized appreciation on
investments .......................................            (2.41)               5.08                0.19
                                                      ---------------     ---------------     ---------------
Net (decrease) increase in shareholders' equity

resulting from operations .........................      $     (0.20)       $       7.07         $      1.53
Issuance of common stock ..........................             0.70                0.71             --
Effect of antidilution (dilution) .................             0.49               (2.76)            --

Distribution of net investment income .............            (2.17)              (1.74)              (1.34)
                                                      ---------------     ---------------     ---------------
Net asset value at end of period ..................      $     15.90        $      17.08         $     13.80
Per share market value at end of period ...........      $     25.19        $      22.75         $     17.25
Total return (2) ..................................            20.25%              41.97%               2.57%
Shares outstanding at end of period ...............           28,003              18,252              11,081

Ratio/Supplemental Data
Net assets at end of period .......................      $   445,167        $    311,745         $   152,723
Ratio of operating expenses to average net assets .             3.77%               3.81%               1.13%
Ratio of net operating income to average net assets            11.80%              12.94%               9.74%





(4) Basic per share data.
(5) Total return equals the increase (decrease) of the ending market value over the beginning market value plus dividends, divided by the beginning market value.

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

The Company continues to provide financial advisory services to businesses through American Capital Financial Services ("ACFS"), formerly ACS Capital Investments Corporation ("CIC"), a wholly-owned subsidiary. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, Los Angeles, Philadelphia, Chicago, and Dallas. The Company's reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly-owned subsidiary, ACFS (see Note 5). The Company has no foreign operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepte d in the United States and Article 6 of Regulation S-X of the Code of Federal Regulations. The Company accounts for its investment in ACFS under the equity method.

VALUATION OF INVESTMENTS

Investments are carried at fair value, as determined by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. In making such determination, the Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, the Board of Directors determines the fair value based on the collateral, the issuer's ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuations currently assigned (see
Note 4).

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

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

FINANCIAL ADVISORY AND PERFORMANCE FEE RECOGNITION

Financial advisory fees represent amounts received for providing advice and analysis to middle market companies and are recognized as earned by the Company's wholly-owned subsidiary, ACFS, based on services provided. Financial performance fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed.

LOAN FEE AND LOAN PROCESSING FEE RECOGNITION

The Company records loan fees as income on the closing date of the related loan. Loan processing fees are recorded by the Company's wholly-owned subsidiary, ACFS, as income on the closing date of the related loan. Prepayment penalties are booked as revenue as they are received.

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

FEDERAL INCOME TAXES

The Company operates so as to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine "taxable income." The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income; therefore, the statement of operations contains no provision for income taxes for the years ended December 31, 2000, 1999, and 1998.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates (see Note 4).

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years.

MANAGEMENT FEES

The Company is self-managed and therefore does not incur management fees payable to third parties.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

RECENT ACCOUNTING PRONOUNCEMENTS


In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which extended the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have any impact on the Company's financial statements or disclosures because the Company already reports its derivative instruments at fair value.

NOTE 3. INVESTMENTS

Investments consist primarily of securities issued by publicly- and privately-held companies which have been valued at $583,178 as of December 31, 2000. These securities consist of senior debt, subordinated debt with equity warrants, preferred stock and common stock. The debt securities have effective interest rates ranging from 10.2% to 32.4% and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. The Company's investments in equity warrants and common stock do not produce current income. The net unrealized appreciation in investments for Federal income tax purposes is the same as for book purposes. At December 31, 2000, there were no loans 0-60 days past due, one loan totaling $3,214 was 60-90 days past due, and no loans were greater than 90 days past due. In addition, one of the Company's investments is on non-accrual status.

Summaries of the composition of the Company's portfolio of publicly and non-publicly traded securities as of December 31, 2000 and 1999 at cost and fair value are shown in the following table:

COST                                                       DECEMBER 31, 2000       DECEMBER 31, 1999
----                                                       -----------------       -----------------
Senior debt                                                       12.4%                   11.9%
Subordinated debt                                                 61.8%                   69.4%
Subordinated debt with non-detachable warrants                     6.9%                    --
Preferred stock                                                    3.5%                    2.2%
Common stock warrants                                             13.1%                   13.6%
Common stock                                                       2.3%                    2.9%


                                                                         INCLUDING CAPITAL.COM      EXCLUDING CAPITAL.COM
FAIR VALUE                                         DECEMBER 31, 2000       DECEMBER 31, 1999          DECEMBER 31, 1999
----------                                         -----------------       -----------------        ---------------------
Senior debt                                               11.8%                   9.7%                      11.9%
Subordinated debt                                         58.2%                  56.0%                      69.4%
Subordinated debt with non-detachable warrants             6.6%                    --                         --
Preferred stock                                            3.3%                   2.0%                       2.5%
Common stock warrants                                     17.1%                  11.6%                      14.4%
Common stock                                               3.0%                  20.7%                       1.8%



On a fair value basis, the Company's portfolio composition was weighted more heavily toward common stock at December 31, 1999 than at December 31, 2000 due to the value of the Capital.com investment of $72,500. At December 31, 1999, Capital.com accounted for approximately 19% of the total portfolio value of investments in publicly and non-publicly traded securities (see Note 4).

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST                                                                              DECEMBER 31, 2000               DECEMBER 31, 1999
----                                                                              -----------------               -----------------
Manufacturing                                                                           66.0%                           56.6%
Service                                                                                  7.8%                            3.5%
Wholesale & Retail                                                                       7.5%                           11.5%
Information Technology                                                                   5.0%                            2.5%
Healthcare                                                                               4.5%                            6.5%
Construction                                                                             4.3%                            7.7%
Media                                                                                    3.4%                            5.5%
Transportation                                                                           0.8%                            1.4%
Telecommunications                                                                       0.4%                            4.3%
Internet                                                                                 0.3%                            0.5%




FAIR VALUE                                                                        DECEMBER 31, 2000               DECEMBER 31, 1999
----------                                                                        -----------------               -----------------
Manufacturing                                                                           65.0%                           46.2%
Wholesale & Retail                                                                       7.4%                            9.3%
Service                                                                                  7.2%                            2.8%
Information Technology                                                                   4.9%                            2.0%
 Construction                                                                            4.3%                            6.2%
Healthcare                                                                               4.1%                            5.2%
Media                                                                                    3.2%                            4.5%
Telecommunications                                                                       2.8%                            3.5%
Transportation                                                                           0.8%                            1.1%
Internet                                                                                 0.3%                           19.2%



Management expects that the largest percentage of its investments will continue to be in manufacturing companies, however, the Company intends to continue to diversify its portfolio and will explore new investment opportunities in a variety of industries. The current investment composition within the manufacturing segment includes investments in 24 different manufacturing Standardized Industrial Classification ("SIC") codes, with the largest percentages being 9% in SIC code 3531 ("Construction Machinery and Equipment"), and 12% in SIC code 3721 ("Aircraft") as of December 31, 2000 and 1999, respectively.

The following table shows the portfolio composition by geographic location at cost and at fair value:

COST                                                DECEMBER 31, 2000        DECEMBER 31, 1999
----                                                -----------------        -----------------
Mid-Atlantic                                              27.0%                    31.2%
Southeast                                                 21.1%                    34.0%
Northeast                                                 18.1%                    14.8%
Southwest                                                 13.5%                    7.0%
South-Central                                             11.1%                    7.6%
North-Central                                             9.2%                     5.4%

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


FAIR VALUE                                       DECEMBER 31, 2000      DECEMBER 31, 1999
----------                                       -----------------      -----------------
Mid-Atlantic                                           25.9%                  25.2%
Southeast                                              22.5%                  27.2%
Northeast                                              18.2%                  30.5%
Southwest                                              13.3%                   5.9%
South-Central                                          10.8%                   6.0%
North-Central                                           9.3%                   5.2%



NOTE 4. CAPITAL.COM

Capital.com, an Internet finance portal, was launched in July 1999 under the name AmericanCapitalOnline.com. In December 1999, the assets of AmericanCapitalOnline.com were contributed to Capital.com, Inc., a newly formed entity, and the site was renamed Capital.com. The total cost of the assets contributed to Capital.com by the Company was $1,492. During December, 1999, a subsidiary of First Union Corporation ("First Union") invested $15,000 in Capital.com in exchange for a 15% common equity stake and warrants to acquire up to an additional 5% of the common equity at a nominal price. At December 31, 2000 the warrants were fully vested.

In considering the appropriate valuation of this investment at December 31, 1999 and December 31, 2000, in addition to the value implied by First Union's investment for a 15% equity interest, the Board of Directors considered several factors including:

The valuation of comparable public company entities; The very early development stage of Capital.com;
An estimated value for the warrants issued to First Union and the uncertainty of a subsequent valuation of C apital.com affecting the number of shares for which such warrants could be exercised: The valuation implied by comparable private company transactions.

Based on all these factors and others that were considered, the Board of Directors valued the investment in Capital.com at its original cost $1,492 at December 31, 2000. This value represents a decrease of $71,008 from its December 31, 1999 valuation of $72,500. This depreciation is attributed to numerous factors arising during the year ended December 31, 2000, including the unfavorable financing environment for Internet companies and substantial declines in the valuations of comparable public and private companies. Since the Company's original investment in the third quarter of 1999, the Company has experienced no net depreciation of its investment in Capital.com.

NOTE 5. INVESTMENT IN UNCONSOLIDATED OPERATING SUBSIDIARY

As discussed in Note 2, ACFS is an operating subsidiary of the Company and is accounted for under the equity method.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

Condensed financial information for ACFS is as follows:

                                                                       DECEMBER 31, 2000        DECEMBER 31, 1999
                                                                       -----------------        -----------------
Assets
Investments in ACS Equities, LP at fair value (See Note 15)             $        10,365           $        10,365
Other assets, net                                                                 4,270                     3,572
                                                                       -----------------        -----------------

Total assets                                                            $        14,635           $        13,937
                                                                       =================        =================

Liabilities and Shareholder's Equity
 Deferred income taxes                                                  $            --           $         2,007
Due to parent                                                                     7,433                     2,331
Other liabilities                                                                 6,082                     4,706
Shareholder's equity                                                              1,120                     4,893
                                                                       -----------------        -----------------

Total liabilities and shareholder's equity                              $        14,635           $        13,937
                                                                       =================        =================


                                                   YEAR ENDED             YEAR ENDED              YEAR ENDED
                                               DECEMBER 31, 2000      DECEMBER 31, 1999        DECEMBER 31, 1998
                                               -----------------      -----------------        -----------------
Operating income                                $        7,324            $     6,030            $      5,227
Operating expense                                       13,098                  9,114                   6,451
                                               -----------------      -----------------        -----------------
Net operating loss                                      (5,774)                (3,084)                 (1,224)
Realized gain on investments                                 1                    925                      --
(Decrease) increase in unrealized
appreciation of investments                                 --                   (246)                    481
Other                                                    2,000                    912                     261
                                               -----------------      -----------------        -----------------

Net loss                                        $       (3,773)           $    (1,493)           $       (482)
                                               =================      =================        =================


NOTE 6. BORROWINGS


         The Company's $225,000 revolving debt funding facility has a term of two years and an interest rate on borrowings originally charged at one-month LIBOR (6.57% at December 31, 2000) plus 150 basis points, that was subsequently decreased to LIBOR plus 50 basis points on December 20, 2000. The full amount of principal will be amortized over a 24 month period at the end of the term and interest is payable monthly. The Company has used borrowings under this facility to repay debt and to make investments in the debt and equity securities of middle market companies; the Company intends to continue to use this facility in this fashion. Subsequent to December 31, 2000, the Company received an extension of the two-year term of this facility beginning March 31, 2001.


On December 20, 2000, the Company completed a $115,400 asset securitization. In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 (the "Trust"), an affiliated business trust, and contributed to the Trust $153,700 in loans. Subject to certain conditions precedent, the Company will remain servicer of the loans. Simultaneously with the initial contribution, the Trust was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and $38,300 of Class C notes were retained by the Trust. The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. As of December 31, 2000, the Company had issued all $69,200 of the Class A notes, and $18,000 of the Class B notes; in January 2001, the Company issued the remaining $28,200 of the Class B notes. The notes are backed by loans to 29 of the Company's portfolio companies. The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007. The transfer of the assets to the Trust and the related borrowings by the Trust have been treated as a financing arrangement by the Company under Statement of Financial Accounting

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

Standards No. 125. Early repayments are first applied to the Class A notes, and then to the Class B notes. The Company enters into interest rate swaps in order to mitigate interest rate risk related to the asset securitization (see Note
10).

During the years ended December 31, 2000, 1999, and 1998, the cash paid for interest was approximately $7,830, $4,385, and $56, respectively. The weighted average interest rates, including amortization of deferred finance costs, for the years ended December 31, 2000 and 1999 were 9.9%, 9.7%, and 5.9%, respectively.

For the above borrowings, the fair value of the borrowings approximates cost.

NOTE 7. STOCK OPTION PLAN

The Company applies APB No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related interpretations in accounting for its stock-based compensation plan. In accordance with SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company elected to continue to apply the provisions of APB 25 and provide pro forma disclosure of the Company's net operating income and net (decrease) increase in shareholders' equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123. The 1997 Stock Option Plan (the "1997 Plan") provided for the granting of options to purchase up to 1,328 shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to employees of the Company. In May, 1998, the Company authorized 500 additional shares to be granted under the 1997 Plan. During May, 2000, shareholders approved the 2000 Stock Option Plan (the "2000 Plan") which provided for the granting of options to purchase 2,000 shares of common stock. As of December 31, 2000, there are 72 and 612 shares available to be granted under the 1997 and 2000 Plans, respectively.

On November 6, 1997, the Board of Directors authorized the establishment of a stock option plan for the non-employee directors (the "Director Plan"). The Director Plan was approved by shareholders at the annual meeting held on May 14, 1998. The Company received approval of the plan from the Securities and Exchange Commission (SEC) on May 14, 1999. The Company has issued from 15 to 20 options to each of the non-employee directors for a total grant of 125 options. At December 31, 2000, there are 25 shares available for grant under the Director Plan.

Options granted under the 1997 and 2000 Plans may be either incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options; options granted under the Director Plan are nonstatutory stock options. Only employees of the Company and its subsidiaries are eligible to receive incentive stock options under the 1997 and 2000 Plans. Options under both the 1997 and 2000 Plans and the Director Plan generally vest over a three-year period. Incentive stock options must have a per share exercise price of no less than the fair market value on the date of the grant. Nonstatutory stock options granted under the 1997 and 2000 Plans and the Director Plan must have a per share exercise price of no less than the fair market value on the date of the grant. Options granted under both plans may be exercised for a period of no more than ten years from the date of grant.

                                                   YEAR ENDED                   YEAR ENDED                 YEAR ENDED
                                                DECEMBER 31, 2000           DECEMBER 31, 1999           DECEMBER 31, 1998
                                                -----------------           -----------------           -----------------
Net operating income
As reported                                        $   44,671               $       24,661               $      14,788
Pro forma                                          $   37,478               $       22,643               $      13,609
Net (decrease) increase in shareholders'
equity resulting from operations
As reported                                        $   (4,373)              $       97,201               $      16,915
Pro forma                                          $  (11,567)              $       95,183               $      15,737


     The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net operating income and net (decrease) increase in shareholders' equity resulting from operations for future years.

     For options granted during the year ended December 31, 2000, the Company estimated a fair value per option on the date of grant of $4.72 using a Black-Scholes option pricing model and the following assumptions: dividend yield 8.6%, risk-free interest rate 5.0%, expected volatility factor .43, and expected lives of the options of 5 years.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

     For options granted during the year ended December 31, 1999, the Company estimated a fair value per option on the date of grant of $6.12 using a Black-Scholes option pricing model and the following assumptions: dividend yield 7.7%, risk-free interest rate 6.4%, expected volatility factor .32, and expected lives of the options of 7 years.

     For options granted during the year ended December 31, 1998, the Company estimated a fair value per option on the date of grant of $4.72 using a Black-Scholes option pricing model and the following assumptions; dividend yield 7.9%, risk-free interest rate 5.1%, expected volatility factor .51, and expected lives of the options of 7 years.

     A summary of the status of the Company's stock option plans as of and for the years ended December 31, 2000 and 1999 is as follows:

                                                YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                                          2000                               1999
                                            ---------------------------------   ------------------------------
                                                                    WEIGHTED-                      WEIGHTED-
                                                               AVERAGE EXERCISE                AVERAGE EXERCISE
                                               SHARES                PRICE          SHARES           PRICE
                                           -------------        -------------   -------------   -------------
Options outstanding, beginning of year             354            $    17.60        1,633        $     14.96

Granted ..............................           1,529            $    22.81          303        $     19.01
Exercised ............................            (290)           $    21.53       (1,520)       $     15.00

Canceled .............................             (89)           $    20.47          (62)       $     17.76
                                           -------------        -------------   -------------   --------------
Options outstanding, end of year .....      $    1,504                 21.97$         354              17.60
                                           =============        =============   =============   ==============
Options exercisable at year end ......           1,504                                354



The following table summarizes information about stock options outstanding at December 31, 2000:

                                                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                 ----------------------------------------------------------     -----------------------------------
                                                            WEIGHTED-
                                      NUMBER                AVERAGE             WEIGHTED              NUMBER            WEIGHTED
                                  OUTSTANDING AT            REMAINING           AVERAGE           EXERCISABLE AT         AVERAGE
RANGE OF EXERCISE PRICES         DECEMBER 31, 2000      CONTRACTUAL LIFE     EXERCISE PRICE     DECEMBER 31, 2000    EXERCISE PRICE
------------------------         -----------------      ----------------     --------------     -----------------    --------------

$15.00 to $17.00                               82          7.6 Years            $   15.00                     82          $  15.00
$17.01 to $18.74                               85          7.4 Years            $   18.55                     80          $  18.54
$18.75 to $19.75                               65          8.4 Years            $   18.78                     65          $  18.78
$19.76 to $22.32                               92          9.7 Years            $   22.15                     72          $  22.31
$22.33 TO $22.88                            1,180          9.4 YEARS            $   22.86                  1,165          $  22.87
                                    --------------      -----------------   --------------      --------------         -----------
$15.00 to $22.88                            1,504          9.1 YEARS            $   21.97                  1,464          $  21.98


     During 2000 and 1999, the Company issued 290 and 1,520 shares, respectively, of common stock to employees of the Company, pursuant to option exercises, in exchange for notes receivable totaling $6,702 and $22,752, respectively. These transactions were executed pursuant to the 1997 Stock Option Plan, which allows the Company to lend to its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased. Certain of the loans are also secured by pledges of life insurance policies. Interest is charged and paid on such loans at the Applicable Federal Rate as defined in the Internal Revenue Code.

NOTE 8. CAPITAL STOCK

     In May and November 2000, the Company sold 6,325 and 3,105 shares of common stock, respectively, in two follow-on equity offerings. The net proceeds of the offerings of approximately $185,318 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

     In August 1999 the Company sold 5,605 shares of common stock. The net proceeds of the offering of approximately $89,151 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

     The Company declared dividends of $50,630, $26,176, and $14,849, or $2.17, $1.74 and $1.34 per share for the years ended December 31, 2000, 1999, and 1998, respectively.

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

NOTE 9. REALIZED GAIN ON INVESTMENTS

     During 2000, one of the Company's portfolio companies, o2wireless, completed an initial public offering. In conjunction with the offering, o2wireless repaid the Company's $13,000 subordinated note. In addition, the Company exercised and sold 180 of the 2,737 common stock warrants it owns. As a result of these transactions, the Company recorded a realized gain of $4,303 which was comprised of $2,475 of previously unamortized original issue discount and $1,828 of gain on the sale of the exercised warrants.


     During March, 1999, the Company sold its investment in Four-S Baking Company ("Four-S"). The Company's investment included senior debt, subordinated debt, preferred stock, common stock and common stock warrants. The Company received $7,200 in total proceeds from the sale and recognized a net realized gain of $316. The realized gain was comprised of a $331 realization of unamortized original issue discount on the subordinated debt and a net loss of $15 on the common stock and warrants. In addition, the Company earned prepayment fees of $87 from the early repayment of the senior and subordinated debt. In conjunction with the sale, the Company also recorded $177 of unrealized depreciation to reverse previously recorded unrealized appreciation.


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

NOTE 10. INTEREST RATE RISK MANAGEMENT

     The Company enters into interest rate swap agreements with financial institutions as part of its strategy to manage interest rate risks and to fulfill its obligation under the terms of its revolving debt funding facility and asset securitization. The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes. During the year ended December 31, 2000, the Company entered into 17 interest rate swap agreements with an aggregate notional amount of $268,153. Pursuant to these swap agreements, the Company pays either a variable rate equal to the prime lending rate (9.50% and 8.50% at December 31, 2000 and 1999, respectively) and receives a floating rate of the one-month LIBOR (6.57% and 6.47% at December 31, 2000 and 1999, respectively), or pays a fixed rate and receives a floating rate of the one-month LIBOR. For 2000 and 1999, the swaps had a remaining weighted average maturity of approximately 5.6 and 4.3 years, respectively. At December 31, 2000 and 1999, the fair value of the interest rate swap agreements represented a liability of $1,070 and $163, respectively. The following table presents the notional principal amounts of interest rate swaps by class:


                                            NOTIONAL VALUE AT      NOTIONAL VALUE AT
  TYPE OF INTEREST RATE SWAP                 DECEMBER 31, 2000      DECEMBER 31, 1999
  --------------------------                 -----------------      -----------------
  Pay fixed, receive floating                  $  102,123              $      --
  Pay floating, receive floating                  166,030                 61,325
                                             -----------------      -----------------
  Total                                        $  268,153              $  61,325
                                             =================      =================

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


NOTE 11. INCOME TAXES

     The Company operates so as to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income. Therefore, the statement of operations contains no provision for income taxes for the years ended December 31, 2000, 1999, and 1998.

     The aggregate gross unrealized appreciation of the Company's investments over the cost for Federal income tax purposes was $33,397, $77,833, and $2,310, as of December 31, 2000, 1999, and 1998, respectively. The net unrealized appreciation over cost was $18,723, $72,305, and 2,265, respectively, for the same periods. The aggregate cost of securities for Federal income tax purposes was $563,331, $305,264, and $252,718 as of December 31, 2000, 1999 and 1998,
respectively.

     The Company obtained a ruling in April 1998 from the IRS which the Company had requested to clarify the tax consequences of the conversion from taxation under subchapter C to subchapter M in order for the Company to avoid incurring a tax liability associated with the unrealized appreciation of assets whose fair market value exceeded their basis immediately prior to conversion. Under the terms of the ruling the Company elected to be subject to rules similar to the rules of Section 1374 of the Internal Revenue Code with respect to any unrealized gain inherent in its assets, upon its conversion to RIC status (built-in gain). Generally, this treatment allows deferring recognition of the built-in gain. If the Company were to divest itself of any assets in which it had built-in gains prior to the end of a ten-year recognition period, the Company would then be subject to tax on its built-in gain.

     During 2000 and 1999, the Company paid Federal income taxes of $759 and $309, respectively, on retained realized gains recorded during the tax years ended September 30, 2000 and 1999. The payment was treated as a deemed distribution because taxes were paid on behalf of the shareholders. As a result, the Company did not record income tax expense.

NOTE 12. COMMITMENTS AND CONTINGENCIES

     The Company has non-cancelable operating leases for office space and office equipment. The leases expire over the next six years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2000, 1999, and 1998 was approximately $199, $113, and $60, respectively.

     Future minimum lease payments under non-cancelable operating leases at December 31, 2000 were as follows:

        2001                                      $       801
        2002                                              773
        2003                                              673
        2004                                              685
        2005 and thereafter                             2,637
                                                  ------------
        Total                                     $     5,569
                                                  ============


     In addition, at December 31, 2000, the Company had commitments under loan agreements to fund up to $9,500 to four portfolio companies. These commitments are composed of three working capital credit facilities and one acquisition credit facility. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company's portfolio.

NOTE 13. EMPLOYEE STOCK OWNERSHIP PLAN

     The Company maintains an Employee Stock Ownership Plan ("ESOP"), which includes all employees and is fully funded on a pro rata basis by the Company and its wholly-owned subsidiary, ACFS. Contributions are made at the Company's discretion up to the lesser of $30 or 25% of annual compensation expense for each employee. Employees are not fully vested until completing five years of service. For the years ended December 31, 2000, 1999, and 1998, the Company and ACFS contributed $179, $88, and $97 to the ESOP, respectively, or 3% of total eligible employee compensation.

     The Company sponsors an employee stock ownership trust to act as the depository of employer contributions to the ESOP as well as to administer and manage the actual trust assets that are deposited into the ESOP.

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 14. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2000, 1999, and 1998:

                                                        YEAR ENDED            YEAR ENDED                YEAR ENDED
                                                     DECEMBER 31, 2000    DECEMBER 31, 1999          DECEMBER 31, 1998
                                                     -----------------    -----------------          -----------------
Numerator for basic and diluted
(loss) earnings per share                             $    (4,373)         $        97,201           $        16,915

Denominator for basic weighted
average shares                                             22,323                   13,744                    11,068

Employee stock options                                         80                      167                       269
Contingently issuable shares                                  328                      303                        --
Warrants                                                       17                       80                        87
                                                     -----------------    -----------------          -----------------

Dilutive potential shares                                     425                      550                       356
                                                     -----------------    -----------------          -----------------
Denominator for diluted weighted
average shares                                             22,748                   14,294                    11,424
                                                     -----------------    -----------------          -----------------

Basic (loss) earnings per share                       $     (0.20)          $         7.07             $        1.53
Diluted (loss) earnings per share                     $     (0.19)          $         6.80             $        1.48


NOTE 15. RELATED PARTY TRANSACTIONS

     The Company has provided loans to employees for the exercise of options under the 1997 and 2000 Stock Option Plans. The loans require the current payment of interest at the Applicable Federal Rate of interest in effect at the date of issue, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders' equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. During the year ended December 31, 2000, the Company issued $6,702 in loans to 21 employees for the exercise of options and related taxes. During the year ended December 31, 1999, the Company issued $22,752 in loans to 18 employees for the exercise of options and related taxes. The Company recognized interest income from these loans of $1,340 and $623 during the years ended December 31, 2000 and 1999, respectively.

     In connection with the issuance of the notes in 1999, the Company entered into agreements to purchase split dollar life insurance for three executive officers. The aggregate cost of the split dollar life insurance of $2,811 is being amortized over a ten-year period as long as each executive officer continues employment. During the period the loans are outstanding, the Company will have a collateral interest in the cash value and death benefit of these policies as additional security for the loans. Additionally, as long as the policy premium is not fully amortized, the Company will have a collateral interest in such items generally equal to the unamortized cost of the policies. In the event of an individual's termination of employment with the Company prior to the end of such ten-year period, or, his election not to be bound by non-compete agreements, such individual must reimburse the company the unamortized cost of his policy. For the years ended December 31, 2000 and 1999, the Company recorded $282 and $67 of amortization expense, respectively.

     During 1999, the Company and ACFS formed ACS Equities, LP. Upon formation, ACFS contributed all of its equity investments held as of September 30, 1999 at fair value; the Company contributed $50 of capital. The investments contributed by ACFS consisted of the following common stock investments:

                                                                         FAIR VALUE AT            FAIR VALUE AT
                                                                      DECEMBER 31, 2000         DECEMBER 31, 1999
                                                                      -----------------         -----------------
                        Biddeford Textile Corporation                     $     1,470              $     2,173
                        Erie Forge & Steel, Inc.                                   --                    2,553
                        Mobile Tool International, Inc.                         2,169                    1,984
                                                                      -----------------         -----------------
                        Total                                             $     3,639              $     6,710
                                                                      =================         =================

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

     Under the terms of the partnership agreement, the Company has guaranteed the fair value of the assets contributed by ACFS. The Company will share in 90% of the income and losses of the partnership; however, if the losses of the partnership reduce the capital below the original basis, the Company will be responsible for 100% of all losses below the original basis. ACFS will receive 10% of investment income and losses to the extent that its original capital account basis is not impaired. In the event that investment losses cause the capital of the partnership to decrease below the original basis, ACFS will not be responsible for any losses. For the years ended December 31, 2000 and 1999, the Company recorded unrealized depreciation of $3,071 and $3,655, respectively, on its investment in ACS Equities, LP; a corresponding liability to ACS Equities, LP of $6,726 is included in other liabilities.

NOTE 16. SELECTED QUARTERLY DATA (UNAUDITED)

                                                                               YEAR ENDED DECEMBER 31, 2000
                                                                               ----------------------------
                                                                   QTR 1           QTR 2           QTR 3           QTR 4
                                                                   -----           -----           -----           -----
Total operating income                                          $      11,518    $    14,893    $      16,956    $     19,361
Net operating income                                                    8,546          9,791           12,332          14,002
Net increase (decrease) in shareholders' equity resulting
  from operations                                                      19,314          11,229         (27,306)         (7,610)
Basic earnings (loss) per common share                                   1.08            0.55           (1.12)          (0.29)
Diluted earnings (loss) per common share                                 1.05            0.54           (1.10)          (0.28)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the information provided in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 9, 2001 (the "2001 Proxy Statement") under the headings "ELECTIONS OF DIRECTORS" and "SECTION (16) (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE".

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the information provided in the 2001 Proxy Statement under the heading "COMPENSATION OF EXECUTIVE OFFICERS" and "DIRECTOR COMPENSATION".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information in response to this Item is incorporated herein by reference to the information provided in the 2001 Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the information provided in the 2001 Proxy Statement under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) (1)  The following financial statements are filed herewith:

     AMERICAN CAPITAL STRATEGIES, LTD.

     Report of Independent Auditors

     Balance Sheets as of December 31, 2000 and 1999

     Schedules of Investments as of December 31, 2000 and 1999

     Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998.

     Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999, and 1998.

     Statement of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998.

     Financial Highlights for the Years Ended December 31, 2000, 1999, and 1998.

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

                        AMERICAN CAPITAL STRATEGIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

(3) The following exhibits are filed herewith or incorporated herein by reference

EXHIBIT  DESCRIPTION
*3.1     American Capital Strategies, Ltd. Second Amended and Restated of
         Certificate of Incorporation, incorporated herein by reference to Exhibit a of the Pre-Effective Amendment Number 1 to the Registration
         Statement on Form N-2 (File No. 333-29943) filed August 12, 1997, as amended by a certain Amendment No. 1 filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 1999 filed March 31, 2000, and as further amended by a Certificate of Amendment No. 2 in the form filed as Appendix I to the Definitive Proxy Statement for the 2000 Annual
         Meeting filed on April 5, 2000.

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

*10.1    Loan Funding and Servicing Agreement among ACS Funding Trust I,
         American Capital Strategies, Ltd., Variable Funding Capital
         Corporation, First Union Capital Markets Corp., First Union National
         Bank, Norwest Bank Minnesota, N.A. and certain investors named therein, together with all exhibits thereto, dated as of March 31, 1999, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999, as amended by a certain Amendment No. 1 dated as of June 30, 1999, an Amendment No. 2 dated as of September 24, 1999 and an Amendment No. 3 dated as of December 14, 1999, each of which is incorporated by reference to
         Exhibit 10.19 of Form 10-K for the year ended December 31, 1999 filed
         March 31, 2000, and as further amended by an Amendment No. 4 dated as of June 16, 2000 and an Amendment No. 5 dated as of December 20, 2001, each of which is filed herewith.

*10.2    Pledge and Security Agreement among American Capital Strategies, Ltd.,
         ACS Funding Trust I and Norwest Bank Minnesota, N.A., dated as of March
         31, 1999, incorporated herein by reference to Exhibit 10.6 on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999, as amended by an Amendment No. 1 dated as of December 20, 2001, filed amended herewith.

*10.3    Purchase and Sale Agreement between ACS Funding Trust I and American
         Capital Strategies, Ltd., dated as of March 31, 1999, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended
         March 31, 1999, filed May 17, 1999, as amended by an Amendment No. 1 dated as of December 20, 2001, filed amended herewith.

10.4     ACAS Transfer Agreement between American Capital Strategies, Ltd., and
         ACAS Funding Trust 2000-1, dated as of December 20, 2000, filed herewith.


EXHIBIT       DESCRIPTION

10.5     Transfer And Servicing Agreement, among ACAS Business Loan Trust
         2000-1, ACAS Business Loan LLC, 2000-1, Wells Fargo Bank Minnesota,
         National Association, American Capital Strategies, Ltd. dated as of
         December 20, 2000, filed herewith.

10.6     Indenture between Wells Fargo Bank Minnesota, National Association, as
         Indenture Trustee and ACAS Business Loan Trust, dated as of December
         20, 2000, filed herewith.

10.7     Limited Liability Company Operating Agreement of ACAS Business Loan
         LLC, 2000-1 by and among American Capital Strategies, Ltd., William
         Holloran and Evelyne S. Steward, filed herewith.

+*10.8 American Capital Strategies, Ltd., 2000 Employee Stock Option Plan, incorporated by reference to Appendix II to the Definitive Proxy
         Statement for the 2000 Annual Meeting filed on April 5, 2000.

+*10.9   American Capital Strategies, Ltd., 2000 Disinterested Director Stock
         Option Plan, incorporated by reference to Appendix II to the Definitive
         Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000.

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

                       AMERICAN CAPITAL STRATEGIES, LTD.

                                 By:    /s/ JOHN R. ERICKSON
                                      ----------------------------------
                                      John R. Erickson
                                      Executive Vice President and
                                      Chief Financial Officer

Date:  March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                             TITLE                                DATE
 /s/ MALON WILKUS                            Chairman and Chief Executive Officer          March 29, 2001
--------------------------------
Malon Wilkus

/S/ DAVID GLADSTONE                          Vice Chairman and Director                    March 29, 2001
--------------------------------
David Gladstone

 /S/ ADAM BLUMENTHAL                         President, Chief Operating Officer, and       March 29, 2001
--------------------------------             Director
Adam Blumenthal


/S/ JOHN R. ERICKSON                         Executive Vice President and Chief Financial  March 29, 2001
--------------------------------             Officer (Principal Financial and Accounting
John R. Erickson                             Officer)



/S/ KENNETH PETERSON                         Director                                      March 29, 2001
--------------------------------
Kenneth Peterson

/S/ ALVIN N. PURYEAR                         Director                                      March 29, 2001
--------------------------------
Alvin N. Puryear

 /S/ NEIL M. HAHL                            Director                                      March 29, 2001
--------------------------------
Neil M. Hahl

/S/ PHILIP R. HARPER                         Director                                      March 29, 2001
--------------------------------
Philip R. Harper

/S/ STAN LUNDINE                             Director                                      March 29, 2001
--------------------------------
Stan Lundine

/S/ MARY BASKIN                              Director                                      March 29, 2001
--------------------------------
Mary Baskin
