Form 10-Q
period 2001-03-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2001-05-15
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001.

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00149

AMERICAN CAPITAL STRATEGIES, LTD.
(Exact name of registrant as specified in its charter)

Delaware	52-145-1377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2 Bethesda Metro Center, 14th Floor
Bethesda, Maryland 20814
(Address of principal executive office)

(301) 951-6122

(Registrant's telephone number,
including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.  No ☐.

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of May 3, 2001 was 28,297,859.

AMERICAN CAPITAL STRATEGIES, LTD.
TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION

AMERICAN CAPITAL STRATEGIES, LTD.
BALANCE SHEETS
(In thousands except per share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets

Cash and cash equivalents	$4,676	$11,192
Investments at fair value (cost of $596,410 and $563,331, respectively)	590,581	582,108
Investment in unconsolidated operating subsidiary	—	1,120
Due from unconsolidated operating subsidiary	13,548	7,433
Interest receivable	7,044	4,935
Other	7,423	7,856

Total assets	$623,272	$614,644

Liabilities and Shareholders' Equity

Revolving credit facility	$74,822	$68,002
Notes Payable	112,476	87,200
Investment in unconsolidated operating subsidiary	623	—
Accrued dividends payable	—	6,163
Other	9,315	8,112

Total liabilities	197,236	169,477

Shareholders' equity

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized, 28,295 and 28,003 issued and outstanding, respectively	283	280
Capital in excess of par value	455,189	448,587
Notes receivable from sale of common stock	(28,525)	(27,389)
Distributions in excess of net realized earnings	(189)	(341)
Unrealized (depreciation) appreciation of investments	(722)	24,030

Total shareholders' equity	426,036	445,167

Total liabilities and shareholders' equity	$623,272	$614,644

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
SCHEDULE OF INVESTMENTS
March 31, 2001
(Dollars in thousands)
(Unaudited)

Company	Industry	Investment	Cost	Fair Value
A&M Cleaning Products, Inc.	Manufacturing - Household Cleaning Products	Subordinated Debt	$5,076	$5,076
		Common Stock Warrants, 21.9% of Co.	1,643	2,237
		Redeemable Preferred Stock	468	468
			7,187	7,781

A.H. Harris & Sons, Inc.	Wholesale & Retail - Construction Material	Subordinated Debt	9,512	9,512
		Common Stock Warrants, 10.0% of Co. (1)	534	1,050
			10,046	10,562

Aeriform Corporation	Manufacturing - Packaged Industrial Gas	Subordinated Debt	8,492	8,492

Atlantech International	Manufacturing - Polymer-based Products	Subordinated Debt with Non-Detachable Warrants	18,876	18,876
		Redeemable Preferred Stock with Non-Detachable Common Stock, 8.8% of Co.	1,026	1,026
			19,902	19,902

Auxi Health, Inc. (2)	Healthcare - Home Healthcare	Subordinated Debt	12,852	12,852
		Common Stock Warrants, 17.9% of Co. (1)	2,599	1,856
		Preferred Stock, 55.8% of Co.	2,629	2,629
			18,080	17,337

Biddeford Textile Corp.	Manufacturing – Electronic Blankets	Senior Debt	1,728	1,728
		Common Stock Warrants, 10.0% of Co. (1)	1,100	797
			2,828	2,525

BIW Connector Systems, LLC	Manufacturing – Specialty Connectors	Senior Debt	2,340	2,340
		Subordinated Debt	4,777	4,777
		Common Stock Warrants, 8.0% of LLC (1)	652	2,068
			7,769	9,185

Capital.com, Inc. (2)	Internet - Financial Portal	Common Stock, 85.0% of Co. (1)	1,492	1,492

Case Logic	Manufacturing - Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 9.6% of Co.	20,215	20,215

Caswell-Massey Holdings Corp.	Wholesale & Retail – Toiletries	Senior Debt	1,667	1,667
		Subordinated Debt	1,767	1,767
		Common Stock Warrants, 24.0% of Co. (1)	552	1,092
			3,986	4,526

Chance Coach, Inc. (2)	Manufacturing – Buses	Senior Debt	8,717	8,717
		Subordinated Debt	8,408	8,408
		Common Stock, 20.5% of Co. (1)	1,896	2,793
		Common Stock Warrants, 43.2% of Co. (1)	4,041	5,950
		Preferred Stock, Convertible into 20.0% of Co.	2,000	2,793
			25,062	28,661

Chromas Technologies (2)	Manufacturing - Printing Presses	Senior Debt	10,452	10,452
		Subordinated Debt	7,470	7,470
		Common Stock, 35.0% of Co. (1)	1,500	1,500
		Common Stock Warrants, 25.0% of Co. (1)	1,071	1,071
		Preferred Stock, Convertible into 40.0% of Co.	4,162	4,162
			24,655	24,655

CST Industries, Inc.	Manufacturing -Bolted Steel Tanks	Subordinated Debt	7,935	7,935
		Common Stock Warrants, 13.0% of Co. (1)	1,090	1,090
			9,025	9,025

Confluence Holdings Corp. (2)	Manufacturing - Canoes & Kayaks	Subordinated Debt	12,116	12,116
		Common Stock, 6.0% of Co. (1)	537	-
		Common Stock Warrants, 20.4% of Co. (1)	2,163	1,784
			14,816	13,900

(1) Non-income producing
(2) Affiliate
See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
SCHEDULE OF INVESTMENTS
March 31, 2001
(Dollars in thousands)
(Unaudited)

Company	Industry	Investment	Cost	Fair Value
Cornell Companies, Inc.	Service - Private Corrections	Subordinated Debt	$28,967	$28,967
		Common Stock Warrants, 2.2% of Co. (1)	1,102	1,459
			30,069	30,426

Crosman Corporation	Manufacturing - Small Arms	Subordinated Debt	3,897	3,897
		Common Stock Warrants 3.5% of Co. (1)	330	330
			4,227	4,227

Cycle Gear, Inc. (2)	Wholesale & Retail - Motor Cycle Accessories	Senior Debt	750	750
		Subordinated Debt	4,954	4,954
		Common Stock Warrants, 34.0% of Co. (1)	374	884
			6,078	6,588

Decorative Surfaces International, Inc. (2)	Manufacturing - Decorative Paper & Vinyl Products	Subordinated Debt	17,689	17,689
		Common Stock Warrants, 42.3% of Co. (1)	4,571	-
		Preferred Stock, Convertible into 2.9% of Co.	803	-
			23,063	17,689

Dixie Trucking Company, Inc. (2)	Transportation - Overnight Shorthaul Delivery	Subordinated Debt	4,084	4,083
		Common Stock Warrants, 32.0% of Co. (1)	141	553
			4,225	4,636

Electrolux, LLC	Manufacturing - Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	2,000

Erie County Plastics Corporation	Manufacturing - Molded Plastics	Subordinated Debt	8,987	8,987
		Common Stock Warrants, 8.0% of Co. (1)	1,170	1,170
			10,157	10,157

EuroCaribe Packing Company, Inc. (2)	Manufacturing - Meat Processing	Senior Debt	8,434	8,434
		Subordinated Debt	9,248	6,248
		Common Stock Warrants, 37.1% of Co. (1)	1,110	-
			18,792	14,682

Fulton Bellows & Components, Inc. (2)	Manufacturing – Bellows	Senior Debt	13,196	13,196
		Subordinated Debt	6,803	6,803
		Common Stock Warrants, 20.0% of Co. (1)	1,305	1,197
		Preferred Stock, Convertible into 40.0% of Co.	3,254	372
			24,558	21,568

Goldman Industrial Group	Manufacturing - Machine Tools, Metal Cutting Types	Subordinated Debt	27,344	27,344
		Common Stock Warrants, 15.0% of Co. (1)	2,822	2,822
			30,166	30,166

IGI, Inc.	Healthcare - Veterinary Vaccines	Subordinated Debt	5,387	5,387
		Common Stock Warrants, 18.7% of Co. (1)	2,003	1,841
			7,390	7,228

Iowa Mold Tooling, Inc. (2)	Manufacturing - Specialty Equipment	Subordinated Debt	24,149	24,149
		Common Stock, 28.7% of Co. (1)	3,200	3,200
		Common Stock Warrants, 53.0% of Co. (1)	5,918	5,918
			33,267	33,267

JAAGIR, LLC	Service - IT Staffing & Consulting	Subordinated Debt	2,819	2,819
		Common Stock Warrants, 4.0% of Co. (1)	271	271
			3,090	3,090

JAG Industries, Inc. (2)	Manufacturing – Metal Fabrication & Tablet Manufacturing	Senior Debt	1,107	1,107
		Subordinated Debt	2,463	2,463
		Common Stock Warrants, 75.0% of Co. (1)	505	-
			4,075	3,570

(1) Non-income producing
(2) Affiliate
See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
SCHEDULE OF INVESTMENTS
March 31, 2001
(Dollars in thousands)
(Unaudited)

Company	Industry	Investment	Cost	Fair Value
Kelly Aerospace, Inc.	Manufacturing- General Aviation & Performance Automotive	Senior Debt	$ 9,368	$9,368
		Subordinated Debt	8,753	8,753
		Common Stock Warrants, 15.0% of Co. (1)	1,589	1,589
			19,710	19,710

Lion Brewery, Inc. (2)	Manufacturing - Malt Beverages	Subordinated Debt	6,006	6,006
		Common Stock Warrants, 54.0% of Co. (1)	675	6,730
			6,681	12,736

Lubricating Specialties Co.	Manufacturing - Lubricant & Grease	Senior Debt	6,928	6,928
		Subordinated Debt	14,754	14,754
		Common Stock Warrants, 21.0% of Co. (1)	791	791
			22,473	22,473

MBT International, Inc. (2)	Wholesale & Retail - Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	6,911	6,911
		Common Stock Warrants, 30.6% of Co. (1)	1,214	991
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	1,722
			13,675	12,924

New Piper Aircraft, Inc.	Manufacturing Aircraft Manufacturing	Subordinated Debt	18,262	18,262
		Common Stock Warrants, 4.0% of Co. (1)	2,231	3,578
			20,493	21,840

o2wireless Solutions, Inc.	Telecommunications - Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,521	4,091

Parts Plus Group	Wholesale & Retail - Auto Parts Distributor	Subordinated Debt	4,357	4,357
		Common Stock Warrants, 3.6% of Co. (1)	333	333
		Preferred Stock, Convertible into 1.7% of Co. (1)	556	-
			5,246	4,690

Patriot Medical Technologies, Inc. (2)	Service - Repair Services	Senior Debt	2,716	2,716
		Subordinated Debt	2,779	2,779
		Common Stock Warrants, 15.6% of Co. (1)	612	612
		Preferred Stock, Convertible into 16.6% of Co.	1,126	1,126
			7,233	7,233

Starcom Holdings, Inc.	Construction - Electrical Contractor	Subordinated Debt	20,236	20,236
		Common Stock, 2.8% of Co. (1)	616	322
		Common Stock Warrants, 17.5% of Co. (1)	3,914	3,227
			24,766	23,785

Sunvest Industries, LLC (2)	Manufacturing – Contract Manufactoring	Senior Debt	5,000	5,000
		Subordinated Debt	5,363	5,363
		Common Stock Warrants, 38.0% of Co. (1)	347	347
		Preferred Stock, 35.0% of Co. (1)	1,358	1,358
			12,068	12,068

The Inca Group (2)	Manufacturing - Steel Products	Subordinated Debt	16,120	16,120
		Common Stock, 27.7% of Co. (1)	1,700	1,637
		Common Stock Warrants, 57.3% of Co. (1)	3,060	3,333
			20,880	21,090

The L.A. Studios, Inc.	Wholesale & Retail - Audio Production	Subordinated Debt	2,082	2,082
		Common Stock Warrants, 17.0% of Co. (1)	902	1,176
			2,984	3,258

TransCore Holdings, Inc.	Information Technology - Transportation Information Management Services	Subordinated Debt	23,051	23,051
		Common Stock Warrants, 10.2% of Co. (1)	4,583	7,783
		Redeemable Preferred Stock	2,319	2,319
			29,953	33,153

(1) Non-income producing
(2) Affiliate
See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
SCHEDULE OF INVESTMENTS
March 31, 2001
(Dollars in thousands)
(Unaudited)

Company	Industry	Investment	Cost	Fair Value
Tube City Olympic of Ohio, Inc.	Manufacturing - Mill Services	Senior Debt	$7,447	$7,447

Tube City, Inc.	Manufacturing - Mill Services	Subordinated Debt	6,583	6,583
		Common Stock Warrants, 14.8% of Co. (1)	2,523	3,040
			9,106	9,623

Warner Power, LLC (2)	Manufacturing - Power Systems & Electrical Ballasts	Senior Debt	1,000	1,000
		Subordinated Debt	3,987	3,987
		Common Stock Warrants, 53.1% of LLC (1)	1,629	3,726
			6,616	8,713

Westwind Group Holdings, Inc.	Service – Restaurants	Preferred Stock, Convertible into 0% of Co. (1)	3,403	1,715
		Common Stock, 10% of Co. (1)	-	-
			3,403	1,715

Wrenchead.com, Inc.	Internet - Auto Parts Distributor	Common Stock, 1.0% of Co. (1)	-	104

ACS Equities, LP (2)	Investment Partnership	Common Stock, 90.0% of LP	8,197	-

Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,123	-	(3,357)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $166,030	-	(267)
			-	(3,624)

		Total Investments	$596,410	$590,581

American Capital Financial Services (2)	Investment Banking	Common Stock, 100% of Co. (1)	1,026	--

Totals			$597,436	$590,581

(1)Non-income producing
(2) Affiliate
See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
SCHEDULE OF INVESTMENTS
December 31, 2000
(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
A&M Cleaning Products, Inc.	Manufacturing - Household Cleaning Products	Subordinated Debt	$5,045	$5,045
		Common Stock Warrants, 21.9% of Co.	1,643	2,237
		Redeemable Preferred Stock	447	447
			7,135	7,729

A.H. Harris & Sons, Inc.	Wholesale & Retail - Construction Material	Subordinated Debt	9,494	9,494
		Common Stock Warrants, 10.0% of Co. (1)	534	1,050
			10,028	10,544

Aeriform Corporation	Manufacturing - Packaged Industrial Gas	Subordinated Debt	8,346	8,346

Atlantech International	Manufacturing - Polymer-based Products	Subordinated Debt with Non-Detachable Warrants	18,781	18,781
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.3% of Co.	1,007	1,007
			19,788	19,788

Auxi Health, Inc. (2)	Healthcare - Home Healthcare	Subordinated Debt	12,546	12,546
		Common Stock Warrants, 17.9% of Co. (1)	2,599	1,856
		Preferred Stock, Convertible into 55.8% of Co.	2,578	2,578
			17,723	16,980

Biddeford Textile Corp.	Manufacturing – Electronic Blankets	Senior Debt	1,552	1,552
		Common Stock Warrants, 10.0% of Co. (1)	1,100	942
			2,652	2,494

BIW Connector Systems, LLC	Manufacturing – Specialty Connectors	Senior Debt	2,553	2,553
		Subordinated Debt	4,940	4,940
		Common Stock Warrants, 8.0% of Co.(1)	652	2,068
			8,145	9,561

Capital.com, Inc. (2)	Internet - Financial Portal	Common Stock, 85.0% of Co. (1)	1,492	1,492

Case Logic	Manufacturing - Storage Products Designer and Marketer	Subordinated Debt with Non-Detachable Warrants, 9.6% of Co.	19,958	19,958

Caswell-Massey Holdings Corp.	Wholesale & Retail – Toiletries	Senior Debt	1,833	1,833
		Subordinated Debt	1,745	1,745
		Common Stock Warrants, 24.0% of Co. (1)	552	1,092
			4,130	4,670

Centennial Broadcasting, Inc.	Media - Radio Stations	Subordinated Debt	18,778	18,778

Chance Coach, Inc. (2)	Manufacturing – Buses	Senior Debt	2,411	2,411
		Subordinated Debt	8,147	8,147
		Common Stock, 20.4% of Co. (1)	1,896	2,793
		Common Stock Warrants, 43.0% of Co. (1)	4,041	5,950
		Preferred Stock, Convertible into 20.0% of Co.	2,000	2,793
			18,495	22,094

Chromas Technologies (2)	Manufacturing - Printing Presses	Senior Debt	10,452	10,452
		Subordinated Debt	4,447	4,447
		Common Stock, 35.0% of Co. (1)	1,500	1,500
		Common Stock Warrants, 25.0% of Co. (1)	1,071	1,071
		Preferred Stock, Convertible into 40.0% of Co.	4,080	4,080
			21,550	21,550

Confluence Holdings Corp. (2)	Manufacturing - Canoes & Kayaks	Subordinated Debt	10,648	10,648
		Common Stock, 6.0% of Co. (1)	537	37
		Common Stock Warrants, 20.4% of Co. (1)	1,630	1,352
			12,815	12,037

(1) Non-income producing
(2) Affiliate
See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
SCHEDULE OF INVESTMENTS
December 31, 2000
(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
Cornell Companies, Inc.	Service - Private Corrections	Subordinated Debt	$28,929	$28,929
		Common Stock Warrants, 2.2% of Co. (1)	1,102	1,071
			30,031	30,000

Crosman Corporation	Manufacturing - Small Arms	Subordinated Debt	3,854	3,854
		Common Stock Warrants 3.5% of Co. (1)	330	330
			4,184	4,184

Cycle Gear, Inc. (2)	Wholesale & Retail - Motor Cycle Accessories	Senior Debt	750	750
		Subordinated Debt	4,344	4,344
		Common Stock Warrants, 34.0% of Co. (1)	374	884
			5,468	5,978

Decorative Surfaces International, Inc. (2)	Manufacturing - Decorative Paper & Vinyl Products	Subordinated Debt	12,878	12,878
		Common Stock Warrants, 42.3% of Co. (1)	4,571	-
		Preferred Stock, Convertible into 2.9% of Co.	803	-
			18,252	12,878

Dixie Trucking Company, Inc. (2)	Transportation - Overnight Shorthaul Delivery	Subordinated Debt	4,079	4,079
		Common Stock Warrants, 32.0% of Co. (1)	141	553
			4,220	4,632

Electrolux, LLC	Manufacturing - Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	2,000

Erie County Plastics Corporation	Manufacturing - Molded Plastics	Subordinated Debt	8,920	8,920
		Common Stock Warrants, 8.0% of Co. (1)	1,170	1,170
			10,090	10,090

EuroCaribe Packing Company, Inc. (2)	Manufacturing - Meat Processing	Senior Debt	7,959	7,959
		Subordinated Debt	9,048	7,048
		Common Stock Warrants, 37.1% of Co. (1)	1,110	-
			18,117	15,007

Fulton Bellows & Components, Inc. (2)	Manufacturing – Bellows	Senior Debt	13,100	13,100
		Subordinated Debt	16,771	6,771
		Common Stock Warrants, 20.0% of Co. (1)	1,305	1,305
		Preferred Stock, Convertible into 40.0% of Co.	3,191	3,191
			24,367	24,367

Goldman Industrial Group	Manufacturing - Machine Tools, Metal Cutting Types	Subordinated Debt	27,280	27,280
		Common Stock Warrants, 15.0% of Co. (1)	2,822	2,822
			30,102	30,102

IGI, Inc.	Healthcare - Veterinary Vaccines	Subordinated Debt	5,294	5,294
		Common Stock Warrants, 18.7% of Co. (1)	2,003	1,878
			7,297	7,172

Iowa Mold Tooling, Inc. (2)	Manufacturing - Specialty Equipment	Subordinated Debt	23,562	23,562
		Common Stock, 28.7% of Co. (1)	3,200	3,200
		Common Stock Warrants, 53.0% of Co. (1)	5,918	5,918
			32,680	32,680

JAAGIR, LLC	Service - IT Staffing & Consulting	Subordinated Debt	2,789	2,789
		Common Stock Warrants, 4.0% of Co. (1)	271	271
			3,060	3,060

JAG Industries, Inc. (2)	Manufacturing – Metal Fabrication & Tablet Manufacturing	Senior Debt	1,142	1,142
		Subordinated Debt	2,446	2,446
		Common Stock Warrants, 75.0% of Co. (1)	505	-
			4,093	3,588

(1) Non-income producing
(2) Affiliate
See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
SCHEDULE OF INVESTMENTS
December 31, 2000
(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
Lion Brewery, Inc. (2)	Manufacturing - Malt Beverages	Subordinated Debt	$5,996	$5,996
		Common Stock Warrants, 54.0% of Co. (1)	675	7,688
			6,671	13,684

Lubricating Specialties Co.	Manufacturing - Lubricant & Grease	Senior Debt	7,206	7,206
		Subordinated Debt	14,718	14,718
		Common Stock Warrants, 21.0% of Co. (1)	791	791
			22,715	22,715

MBT International, Inc. (2)	Wholesale & Retail - Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	6,810	6,810
		Common Stock Warrants, 30.6% of Co. (1)	1,214	1,214
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	2,250
			13,574	13,574

New Piper Aircraft, Inc.	Manufacturing Aircraft Manufacturing	Subordinated Debt	18,211	18,211
		Common Stock Warrants, 4.0% of Co. (1)	2,231	3,578
			20,442	21,789

o2wireless Solutions, Inc.	Telecommunications - Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,521	16,670

Parts Plus Group	Wholesale & Retail - Auto Parts Distributor	Subordinated Debt	4,329	4,329
		Common Stock Warrants, 3.6% of Co. (1)	333	333
		Preferred Stock, Convertible into 1.7% of Co. (1)	555	117
			5,217	4,779

Patriot Medical Technologies, Inc. (2)	Service - Repair Services	Senior Debt	2,805	2,805
		Subordinated Debt	2,767	2,767
		Common Stock Warrants, 15.0% of Co. (1)	612	612
		Preferred Stock, Convertible into 16.0% of Co.	1,104	1,104
			7,288	7,288

Starcom Holdings, Inc.	Construction - Electrical Contractor	Subordinated Debt	19,199	19,199
		Common Stock, 2.8% of Co. (1)	616	866
		Common Stock Warrants, 17.5% of Co. (1)	3,914	5,415
			23,729	25,480

Sunvest Industries, LLC (2)	Manufacturing – Contract Manufacturing	Senior Debt	5,000	5,000
		Subordinated Debt	5,295	5,295
		Common Stock Warrants, 38.0% of Co. (1)	705	705
		Preferred Stock, 35.0% of Co. (1)	1,000	1,000
			12,000	12,000

The Inca Group (2)	Manufacturing - Steel Products	Subordinated Debt	15,858	15,858
		Common Stock, 27.7% of Co. (1)	1,700	2,010
		Common Stock Warrants, 57.3% of Co. (1)	3,060	4,136
			20,618	22,004

The L.A. Studios, Inc.	Wholesale & Retail - Audio Production	Subordinated Debt	2,555	2,555
		Common Stock Warrants, 17.0% of Co. (1)	902	1,176
			3,457	3,731

TransCore Holdings, Inc.	Information Technology - Transportation Information Management Services	Subordinated Debt	22,908	22,908
		Common Stock Warrants, 10.2% of Co. (1)	4,686	5,369
		Redeemable Preferred Stock	571	571
			28,165	28,848

Tube City Olympic of Ohio, Inc.	Manufacturing - Mill Services	Senior Debt	7,909	7,909

(1) Non-income producing
(2) Affiliate
See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
SCHEDULE OF INVESTMENTS
December 31, 2000
(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
Tube City, Inc.	Manufacturing - Mill Services	Subordinated Debt	$6,460	$6,460
		Common Stock Warrants, 14.8% of Co. (1)	2,523	3,040
			8,983	9,500

Warner Power, LLC (2)	Manufacturing - Power Systems & Electrical Ballasts	Senior Debt	1,125	1,125
		Subordinated Debt	3,959	3,959
		Common Stock Warrants, 53.1% of LLC (1)	1,629	4,587
			6,713	9,671

Westwind Group Holdings, Inc.	Service – Restaurants	Subordinated Debt	3,011	1,673
		Common Stock Warrants, 5.0% of Co. (1)	350	-
			3,361	1,673

Wrenchead.com, Inc.	Internet - Auto Parts Distributor	Common Stock, 1.0% of Co. (1)	-	104

ACS Equities, LP (2)	Investment Partnership	Common Stock, 90.0% of LP	6,726	-

Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,123	-	(582)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $166,030	-	(488)
			-	(1,070)

		Total Investments	$563,331	$582,108

American Capital Financial Services (2)	Investment Banking	Common Stock, 100% of Co. (1)	403	1,120

Totals			$563,734	$583,228

(1) Non-income producing
(2) Affiliate
See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

		Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

Operating income:
Interest and dividend income		$20,563	$11,038
Loan fees		909	480

Total operating income		21,472	11,518

Operating expenses:

Salaries and benefits		334	164
General and administrative		721	471
Interest		3,524	1,779

Total operating expenses		4,579	2,414

Operating income before equity in loss of unconsolidated operating subsidiary		16,893	9,104
Equity in loss of unconsolidated operating subsidiary		(1,742)	(558)

Net operating income		15,151	8,546
(Decrease) increase in net unrealized appreciation of investments		(24,752)	10,768

Net (decrease) increase in shareholders’ equity resulting from operations		$(9,601)	$19,314

Net operating income per common share:	Basic	$0.54	$0.48
	Diluted	$0.54	$0.47

(Loss) earnings per common share:	Basic	$(0.34)	$1.08
	Diluted	$(0.34)	$1.05

Weighted average shares of common stock outstanding:	Basic	27,856	17,833
	Diluted	28,278	18,351

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Preferred Stock	Common Stock		Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	(Distributions in excess of) Undistributed Net Realized Earnings	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
		Shares	Amount

Balance at January 1, 2000	—	18,252	$183	$255,922	$(23,052)	$1,080	$77,612	$311,745

Issuance of common stock under stock option plans	—	10	—	187	(195)	—	—	(8)
Issue of common stock under the Dividend Reinvestment Plan	—	8	—	188	—	—	188
Repayment of notes receivable from sale of common stock	—	—	—	—	244	—	—	244
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	8,546	10,768	19,314
Distributions	—	—	—	—	—	(8,217)	—	(8,217)

Balance at March 31, 2000	—	18,270	$183	$256,297	$(23,003)	$1,409	$88,380	$323,266

Balance at January 1, 2001	—	28,003	$280	$448,587	$(27,389)	$(341)	$24,030	$445,167

Issuance of common stock under stock option plans	—	280	3	6,302	(6,305)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	12	—	300	—	—	—	300
Repayments of notes receivable from sale of common stock	—	—	—	—	5,169	—	—	5,169
Net decrease in shareholders’ equity resulting from operations	—	—	—	—	—	15,151	(24,752)	(9,601)
Distributions	—	—	—	—	—	(14,999)	—	(14,999)

Balance at March 31, 2001	—	28,295	$283	$455,189	$(28,525)	$(189)	$(722)	$426,036

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Operating activities:
Net (decrease) increase in shareholders' equity resulting from operations	$(9,601)	$19,314
Adjustments to reconcile net (decrease) increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Unrealized depreciation (appreciation) of investments	24,752	(10,768)
Accretion of loan discounts	(1,858)	(787)
Amortization of deferred finance costs	413	255
Increase in interest receivable	(2,109)	(1,344)
Increase in accrued payment-in-kind dividends and interest	(3,583)	(619)
Increase in due from unconsolidated operating subsidiary	(6,115)	(4,164)
(Increase) decrease in other assets	(193)	192
(Decrease) increase in other liabilities	(267)	117
Loss of unconsolidated operating subsidiary	1,742	558

Net cash provided by operating activities	3,181	2,754

Investing activities:
Proceeds from sale or maturity of investments	18,903	—
Principal repayments	3,270	1,096
Purchases of investments	(48,045)	(31,450)
Repayments of notes receivable issued in exchange for common stock	5,169	244
Issuance of employee notes receivable	(6,305)	(195)

Net cash used in investing activities	(27,008)	(30,305)

Financing activities:
Issuance of notes payable	28,214	—
Repayments of notes payable	(2,938)	—
Drawings on revolving credit facility, net	6,820	38,667
Increase in deferred financing costs	214	—
Distributions paid	(14,999)	(8,576)

Net cash provided by financing activities	17,311	30,091

Net (decrease) increase in cash and cash equivalents	(6,516)	2,540
Cash and cash equivalents at beginning of period	11,192	2,037

Cash and cash equivalents at end of period	$4,676	$4,577

Supplemental Disclosures:
Cash paid for interest	$1,791	$1,548

Non-cash financing activities:
Notes receivable issued in exchange for common stock	$6,305	$195
Issuance of common stock in conjunction with dividend reinvestment	$300	$188

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
FINANCIAL HIGHLIGHTS
(Unaudited)
(In thousands except per share data)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

Per Share Data (1)
Net asset value at beginning of the period	$15.90	$17.08
Net operating income	0.54	0.48
(Decrease) increase in net unrealized appreciation on investments	(0.88)	0.60

Net (decrease) increase in shareholders' equity resulting from operations	$(0.34)	$1.08
Issuance of common stock	0.03	—
Distribution of net investment income	(0.53)	(0.45)
Effect of dilution	—	(0.02)
Net asset value at end of period	$15.06	$17.69

Per share market value at beginning of period	$25.188	$22.750
Per share market value at end of period	$25.438	$25.375
Total return (2)	3.10%	13.52%
Shares outstanding at end of period	28,295	18,270

Ratio/Supplemental Data
Net assets at end of period	$426,035	$323,266
Ratio of operating expenses to average net assets (2)	1.05%	0.76%
Ratio of net operating income to average net assets (2)	3.48%	2.69%

(1)       Basic per share data.
(2)       Amounts were not annualized for the results of the three month periods ended March 31, 2001 and 2000.

See accompanying notes.

Note 1. Unaudited Interim Financial Statements

          Interim financial statements of American Capital Strategies, Ltd. (the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods, have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the United States Securities and Exchange Commission.

Note 2. Organization

             American Capital Strategies, Ltd., a Delaware corporation (the “Company”), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies.  On August 29, 1997, the Company completed an initial public offering (“IPO”) of 10,382,437 shares of common stock (“Common Stock”), and became a non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”). The Company's investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders' equity through appreciation in value of the Company's equity interests.

             The Company provides financial advisory services to businesses through American Capital Financial Services (“ACFS”), formerly ACS Capital Investments Corporation, a wholly-owned subsidiary. The Company’s reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly-owned subsidiary, ACFS (see Note 4). In accordance with the Accounting and Audit Guide for Investment Companies, ACFS is accounted for under the equity method. The Company is headquartered in Bethesda, Maryland, and has offices in New York, Boston, Pittsburgh, San Francisco, Los Angeles, Philadelphia, Chicago, and Dallas. The Company has no foreign operations.

Note 3. Investments

             Summaries of the composition of the Company’s portfolio of publicly and non-publicly traded securities, excluding government securities, at March 31, 2001 and December 31, 2000 at cost and fair value are shown in the following table:

COST	March 31, 2001	December 31, 2000

Senior debt	14.3%	12.4%
Subordinated debt	59.9%	61.8%
Subordinated debt with non-detachable warrants	6.6%	6.9%
Preferred stock	4.3%	3.5%
Common stock warrants	12.8%	13.1%
Common stock	2.1%	2.3%

FAIR VALUE	March 31, 2001	December 31, 2000

Senior debt	14.1%	11.8%
Subordinated debt	58.7%	58.2%
Subordinated debt with non-detachable warrants	6.6%	6.6%
Preferred stock	3.3%	3.3%
Common stock warrants	14.8%	17.1%
Common stock	2.5%	3.0%

          The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST	March 31, 2001	December 31, 2000

Manufacturing	70.5%	66.0%
Service	7.4%	7.8%
Wholesale & Retail	7.1%	7.5%
Information Technology	5.1%	5.0%
Healthcare	4.3%	4.5%
Construction	4.2%	4.3%
Transportation	0.7%	0.8%
Telecommunications	0.4%	0.4%
Internet	0.3%	0.3%
Media	—	3.4%

FAIR VALUE	March 31, 2001	December 31, 2000

Manufacturing	70.4%	65.0%
Service	7.1%	7.2%
Wholesale & Retail	7.1%	7.4%
Information Technology	5.5%	4.9%
Construction	4.0%	4.3%
Healthcare	4.1%	4.1%
Transportation	0.8%	0.8%
Telecommunications	0.7%	2.8%
Internet	0.3%	0.3%
Media	—	3.2%

          Management expects that the largest percentage of its investments will continue to be in manufacturing companies, however, the Company intends to continue to diversify its portfolio and will explore new investment opportunities in a variety of industries.  The current investment composition within the manufacturing segment includes investments in 26 different manufacturing Standardized Industrial Classification (“SIC”) codes, with the largest percentage being 8% and 9% in SIC code 3531 (“Construction Machinery and Equipment”) as of March 31, 2001 and December 31, 2000, respectively.

          The following table shows the portfolio composition by geographic location at cost and at fair value:

COST	March 31, 2001	December 31, 2000

Mid-Atlantic	26.7%	27.0%
Northeast	17.9%	18.1%
Southeast	17.3%	21.1%
South-Central	13.9%	11.1%
Southwest	12.8%	13.5%
North-Central	11.4%	9.2%

FAIR VALUE	March 31, 2001	December 31, 2000

Mid-Atlantic	26.3%	25.9%
Northeast	17.8%	18.2%
Southeast	17.1%	22.5%
South-Central	13.9%	10.8%
Southwest	13.0%	13.3%
North-Central	11.9%	9.3%

Note 4. Investment in Unconsolidated Operating Subsidiary

             As discussed in Note 2, ACFS is an operating subsidiary of the Company and is accounted for under the equity method.

             Condensed financial information for ACFS is as follows:

	March 31, 2001	December 31, 2000
Assets
Investments in ACS Equities, LP, at fair value	$10,365	$10,365
Other assets, net	4,545	4,270

Total assets	$14,910	$14,635

Liabilities and Shareholder's Equity
Due to parent	$13,548	$7,433
Other liabilities	1,985	6,082
Shareholder's equity	(623)	1,120

Total liabilities and shareholder's equity	$14,910	$14,635

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

Operating income	$1,320	$550
Operating expense	3,062	1,451
Net operating loss	(1,742)	(901)
Other income	—	342
Net loss	$(1,742)	$(559)

Note 5. Borrowings

             As of March 31, 2001, the Company, through ACS Funding Trust I (“Trust I”), an affiliated business trust, had $74,822 in borrowings outstanding under a revolving debt funding facility. The facility expires during April 2003.  The full amount of principal will be amortized over a 24 month period at the end of the term and interest is payable monthly.  Interest on borrowings under this facility is charged at one month LIBOR (5.23% at March 31, 2001) plus 125 basis points.  During the three months ended March 31, 2001, the Company had weighted average outstanding borrowings under this facility of $61,903.

             On December 20, 2000, the Company completed a $115,400 asset securitization.  In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 (“Trust II” and with Trust I, the “Trusts”), an affiliated business trust, and contributed to Trust II $153,700 in loans.  Subject to certain conditions precedent, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust II was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and  $38,300 of Class C notes were retained by an affiliate of Trust II.  The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  As of December 31, 2000, Trust II had issued all $69,200 of Class A notes, and $18,000 of Class B notes; in January 2001, Trust II issued the remaining $28,200 of the Class B notes.  The notes are backed by loans to 29 of the Company’s portfolio companies.  The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007.  The transfer of the assets to Trust II and the related sale of notes by Trust II have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 125.  Repayments received on the 29 loans are first applied to the Class A notes, and then to the Class B notes. Trust II enters into interest rate swaps in order to mitigate the related interest rate risk (see Note 7).  During the three months ended March 31, 2001, the weighted average outstanding balance of the Class A and B notes was $106,163.

                          The weighted average interest rates on all of the Company’s borrowings, including amortization of deferred finance costs, for the three months ended March 31, 2001 and 2000 were 8.39% and 8.40%, respectively.

             For the above borrowings, the fair value of the borrowings approximates cost.

Note 6. Earnings Per Share

             The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Numerator for basic and diluted (loss) earnings per share	$(9,601)	$19,314

Denominator for basic weighted average shares	27,856	17,833

Employee stock options	172	80
Contingently issuable shares	230	421
Warrants	20	17

Dilutive potential shares	422	518
Denominator for diluted weighted average shares	28,278	18,351

Basic (loss) earnings per common share	$(0.34)	$1.08
Diluted (loss) earnings per common share	$(0.34)	$1.05

Note 7. Interest Rate Risk Management

          The Company and the Trusts enter into interest rate swap agreements with financial institutions as part of their strategies to manage interest rate risks and to fulfill their obligations under the terms of their revolving debt funding facility and asset securitization.  The Company and the Trusts use interest rate swap agreements for hedging and risk management only and not for speculative purposes.  As of March 31, 2001, the Company and the Trusts have entered into 17 interest rate basis swap agreements with an aggregate notional amount of $268,153.  Pursuant to these swap agreements, the Company and the Trusts pay either a variable rate equal to the prime lending rate (8.00% and 9.50% at March 31, 2001 and December 31, 2000, respectively) and receive a floating rate of the one-month LIBOR (5.23% and 6.57% at March 31, 2001 and December 31, 2000, respectively), or pay a fixed rate and receive a floating rate of the one-month LIBOR.  At March 31, 2001 and December 31, 2000, the swaps had a remaining weighted average maturity of approximately 5.4 and 5.6 years, respectively.  At March 31, 2001 and December 31, 2000, the fair value of the interest rate basis swap agreements represented a liability of $3,624 and $1,070, respectively.  The following table presents the notional principal amounts of interest rate swaps by class:

Type of Interest Rate Swap	Notional Value at March 31, 2001	Notional Value at December 31, 2000
Pay fixed, receive floating	$102,123	$102,123
Pay floating, receive floating	166,030	166,030
Total	$268,153	$268,153

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
          (In thousands except per share data)

             All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially.  Among the factors that could cause actual results to differ materially are the following: changes in the economic conditions in which the Company operates negatively impacting the financial resources of the Company; certain of the Company's competitors with substantially greater financial resources than the Company reducing the number of suitable investment opportunities offered to the Company or reducing the yield necessary to consummate the investment volatility in the value of equity investments including Internet properties, such as Capital.com; increased costs related to compliance with laws, including environmental laws; general business and economic conditions and other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

             The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and the notes thereto.

Portfolio Composition

             The Company’s primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable common or preferred stock warrants, preferred stock, and common stock.  The total portfolio value of investments in publicly and non-publicly traded securities was $590,581 and $582,108 at March 31, 2001 and December 31, 2000, respectively.  During the three months ended March 31, 2001, the Company originated investments totaling $52,800 and advanced $1,000 previously committed under working capital facilities.  Included in the $52,800 is $5,400 in funds committed but undrawn under credit facilities.  The weighted average effective interest rate on of the investment portfolio was 14.0% and 14.6% at March 31, 2001 and December 31, 2000, respectively.

Results of Operations

             The Company's financial performance, as reflected in its Statements of Operations, is composed of two primary elements. The first element, "Net operating income," is primarily the interest and dividends earned from investing in debt and equity securities and the equity in loss of its unconsolidated operating subsidiary less the operating expenses of the Company. The second element is "(Decrease) increase in net unrealized appreciation of investments," which is the net change in the estimated fair value of the Company's portfolio assets at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate.

             The operating results for the three months ended March 31, 2001 and March 31, 2000 are as follows:

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

Operating income	$21,472	$11,518
Operating expenses	4,579	2,414
Equity in loss of unconsolidated operating subsidiary	(1,742)	(558)

Net operating income	15,151	8,546
(Decrease) increase in unrealized appreciation of investments	(24,752)	10,768

Net (decrease) increase in shareholders' equity resulting from operations	$(9,601)	$19,314

             Total operating income is comprised of two components: interest and dividend income and loan fees.  During the three months ended March 31, 2001 (“First Quarter 2001”), the Company recorded $19,864 in interest and dividends on non-publicly traded securities and $699 in interest on bank deposits and shareholder loans, compared to $10,675 in interest and dividends on non-publicly traded securities and $363 in interest on government agency securities, bank deposits, and shareholder loans recorded in the three months ended March 31, 2000 (“First Quarter 2000”).

               Total operating income for the First Quarter 2001 increased 9,954, or 86%, compared to the First Quarter 2000.  The increase in operating income for the First Quarter 2001 is due to income recognized from 8 new investments totaling $52,825 in private companies and an increase in loan fees, net of the effect of a decrease in the prime lending rate to 8.00% at March 31, 2001 from 9.00% at March 31, 2000. As a result of the investment originations between March 31, 2000 and March 31, 2001, interest and dividend income increased approximately $9,189, compared to the First Quarter 2000.  In addition, the decrease in the prime lending rate contributed to a $90 decrease in interest and dividend income in the First Quarter 2001 compared to the same period in 2000. See discussion of interest rate sensitivity below under Interest Rate Risk.  Loan fees increased from $480 in the First Quarter 2000 to $909 in First Quarter 2001 primarily due to the increase in net investment origination volume from $32,000 during the First Quarter 2000 to $52,825 in the First Quarter 2001. Loan fees as a percentage of originations, exclusive of prepayment penalties, decreased from 1.5% in the First Quarter 2000 to 0.7% in the First Quarter 2001.

             Operating expenses for the First Quarter 2001 increased $2,165, or 90%, over the same period in 2000.  The increase is primarily due to the increase in interest expense to $3,524 during the First Quarter 2001 from $1,779 during the First Quarter 2000.  Interest expense increased due to an increase in weighted average outstanding borrowings to $168,066 in the First Quarter 2001 from $84,769 in the First Quarter 2000.  General and administrative expenses increased to $721 in the First Quarter 2001 from $471 in the First Quarter 2000.  The increase for the First Quarter 2001 was due to an increase in depreciation and rent from opening new offices and public reporting expenses.  For the First Quarter 2001 salaries and benefits expense increased $170 over the comparable period in 2000.  The increase is attributable to the increase in the number of employees to 62 at March 31, 2001 from 42 at March 31, 2000.

             Equity in loss of unconsolidated operating subsidiary, which represents ACFS’s results, for the First Quarter 2001 increased to a loss of $1,742 in First Quarter 2001 from a loss of $558 in First Quarter 2000.  For the First Quarter 2001, ACFS’s results included $1,320 of operating income and $3,062 of operating expenses. For the First Quarter 2000, ACFS’s results included $550 of operating income, $1,451 of operating expenses, and $343 in other income.  Operating expenses for the First Quarter 2001 increased $1,611, or 111%, compared to the same period in 2000.  The increase in operating expenses for the three month period was due to the increase in salaries and benefits caused by the increase in the number of employees, all of whom are also employees of the Company, to 62 at March 31, 2001 from 42 at March 31, 2000.  The higher operating income, offset by higher operating expenses, resulted in a $1,184 increase in ACFS’s net loss in the First Quarter 2001 compared to the First Quarter 2000.

             The change in unrealized depreciation of investments is based on portfolio asset valuations determined by the Company’s Board of Directors.  Unrealized depreciation of investments for the First Quarter 2001 increased $35,520 over the First Quarter 2000.  Unrealized depreciation for the First Quarter 2001 was comprised of valuation increases of $2,559 on investments in 2 portfolio companies, including $2,171 of appreciation on the Company’s common stock warrant investment in TransCore Holdings, Inc.  The unrealized appreciation was offset by valuation decreases of $24,955 on investments in 12 portfolio companies, including depreciation of $12,578 on the Company’s investment in o2wireless Solutions, Inc., and $2,554 depreciation on interest rate swaps.  As of March 31, 2001, the Company’s equity interest in o2wireless was $4,091.

Financial Condition, Liquidity, and Capital Resources

             At March 31, 2001, the Company had $4,676 in cash and cash equivalents.  In addition, the Company had outstanding debt secured by assets of the Company of $74,822 under a $225,000 revolving debt funding facility and $112,476 under an asset securitization.  During the three months ended March 31, 2001, the Company funded investments using draws on the revolving debt funding facility and proceeds from the asset securitization.

             As a RIC, the Company is required to distribute annually 90% or more of its net operating income and net realized short-term capital gains to shareholders.  While the Company provides shareholders with the option of reinvesting their distributions in the Company, the Company has historically issued, and anticipates it will continue to be required to issue, debt or equity securities in addition to the above borrowings to expand its investments in middle market companies.  The terms of the future debt and equity issuances can not be determined and there can be no assurances that the debt or equity markets will be available to the Company on terms it deems favorable.

Portfolio Credit Quality

          The Company grades all loans on a scale of 1 to 4.  This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.

          Under this system, loans with a grade of 4 involve the least amount of risk in the Company’s portfolio.  The borrower is performing above expectations and the trends and risk factors are generally favorable.  Loans graded 3 involve a level of risk that is similar to the risk at the time of origination.  The borrower is performing as expected and the risk factors are neutral to favorable.  All new loans are initially graded 3.  Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased since origination.  The borrower may be out of compliance with debt covenants, however, loan payments are not more than 120 days past due.  For loans graded 2, the Company’s management will increase procedures to monitor the borrower and the fair value generally will be lowered.  A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination.  Some or all of the debt covenants are out of compliance and payments are delinquent.  Loans graded 1 are not anticipated to be repaid in full and the Company will reduce the fair value of the loan to the amount it anticipates will be recovered.

          To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade.  The weighted average investment grade was 3.2 at both March 31, 2001 and December 31, 2000.  As of March 31, 2001, two loans were on non-accrual status.  At March 31, 2001 and December 31, 2000, the Company’s portfolio was graded as follows:

	March 31, 2001		December 31, 2000
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$ 147,491	25.2%	$182,964	32.4%
3	388,043	66.4%	355,015	62.9%
2	43,464	7.4%	18,971	3.4%
1	5,804	1.0%	7,432	1.3%
	$ 584,802	100.0%	$564,382	100.0%

          The amounts at March 31, 2001, and December 31, 2000 do not include the Company’s investments in Capital.com, Wrenchead.com, o2wireless Solutions, Inc., Electrolux, LLC, and ACS Equities, LP as the Company has only invested in the equity securities of these companies.  In addition, the amounts at March 31, 2001 do not include the Company’s equity investment in Westwind Group Holdings, Inc.

Interest Rate Risk

          Because the Company funds a portion of its investments with borrowings under its revolving debt funding facility and asset securitization, the Company’s net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows.  The Company attempts to match fund its liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity.  The Company enters into interest rate basis swap agreements to match the interest rate basis of its assets and liabilities and to fulfill its obligation under the terms of its debt funding facility.

          As a result of the Company’s use of interest rate swaps, at March 31, 2001, approximately 53% of the Company’s interest bearing assets provided fixed rate returns and approximately 47% of the Company’s interest bearing assets provided floating rate returns.  Adjusted for the effect of interest rate swaps, at March 31, 2000, the Company had floating rate investments in debt securities with a face amount of $285,000 and had total borrowings outstanding of $187,000. All of the Company’s outstanding debt at March 31, 2001 has a variable rate of interest based on one-month LIBOR.  As of March 31, 2001, the Company had entered into seventeen interest rate basis swap agreements under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR.  The total notional amount of the swap agreements was $268 million and the agreements have a remaining term of approximately 5.6 years.  The Company intends to use derivative instruments for non-trading and non-speculative purposes only.

PART II.           OTHER INFORMATION

Item 1. Legal Proceedings

             Neither the Company, nor any of the Company’s subsidiaries, is currently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or any subsidiary, other than routine litigation and administrative proceedings arising in the ordinary course of business.  Such proceedings are not expected to have a material adverse effect on the business, financial conditions, or results of operation of the Company or any subsidiary.

Item 2. Changes in Securities

             Not Applicable.

Item 3. Defaults Upon Senior Securities

             Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

             Not Applicable

Item 5. Other Information

             Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description
10	Amendment No. 6 to Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, First Union Securities, Inc., First Union National Bank, Wells Fargo Bank Minnesota, N.A. and certain investors named therein, dated as of March 29, 2001.

(b)	The registrant has not filed any reports on a Current Report on Form 8-K during the quarter for which this report 10-Q is filed.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.
	By:	/s/ John R. Erickson
John R. Erickson
Executive Vice President and
Chief Financial Officer
Date: May 11, 2001