Form 10-Q
period 2001-06-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2001-08-14
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001.

☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00149

AMERICAN CAPITAL STRATEGIES, LTD.

(Exact name of registrant as specified in its charter)

Delaware	52-145-1377

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, 14th Floor Bethesda, Maryland 20814

(Address of principal executive office)

(301) 951-6122

(Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐.

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of August 10, 2001 was 33,700,092.

AMERICAN CAPITAL STRATEGIES, LTD.
TABLE OF CONTENTS

PART I.            FINANCIAL INFORMATION

AMERICAN CAPITAL STRATEGIES, LTD.
BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Cash and cash equivalents	$2,225	$11,192
Investments at fair value (cost of $679,043 and $563,331, respectively)	668,632	582,108
Investment in unconsolidated operating subsidiary	—	1,120
Due from unconsolidated operating subsidiary	11,307	7,433
Interest receivable	7,516	4,935
Other	7,382	7,856

Total assets	$697,062	$614,644

Liabilities and Shareholders' Equity

Revolving credit facility	$19,571	$68,002
Notes payable	111,091	87,200
Investment in unconsolidated operating subsidiary	663	—
Accrued dividends payable	—	6,163
Other	9,648	8,112

Total liabilities	140,973	169,477

Shareholders' equity

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized, 33,685 and 28,003 issued and outstanding, respectively	337	280
Capital in excess of par value	584,866	448,587
Notes receivable from sale of common stock	(24,096)	(27,389)
Undistributed (distributions in excess of) net realized earnings	287	(341)
Unrealized (depreciation) appreciation of investments	(5,305)	24,030

Total shareholders' equity	556,089	445,167

Total liabilities and shareholders' equity	$697,062	$614,644

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
SCHEDULE OF INVESTMENTS
JUNE 30, 2001
(Dollars in thousands)
(Unaudited)

Company	Industry	Investment	Cost	Fair Value

A&M Cleaning Products, Inc.	Manufacturing - Household Cleaning Products	Subordinated Debt	$5,106	$5,106
		Common Stock Warrants, 21.9% of Co.	1,643	2,237
		Redeemable Preferred Stock	490	490

			7,239	7,833

A.H. Harris & Sons, Inc.	Wholesale & Retail - Construction Material	Subordinated Debt	9,528	9,528
		Common Stock Warrants, 10.0% of Co. (1)	534	1,050

			10,062	10,578

Aeriform Corporation (2)	Manufacturing - Packaged Industrial Gas	Senior Debt	5,014	5,014
		Subordinated Debt	21,273	21,273
		Common Stock Warrants, 50.1% of Co. (1)	4,360	4,360

			30.647	30,647

Atlantech International	Manufacturing - Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 8.8% of Co.	18,976	18,976
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.3% of Co.	1,027	1,027

			20,003	20,003

Auxi Health, Inc. (2)	Healthcare - Home Healthcare	Subordinated Debt	13,345	13,345
		Common Stock Warrants, 17.9% of Co. (1)	2,599	1,856
		Preferred Stock, 55.8% of Co.	2,681	1,475

			18,625	16,676

Biddeford Textile Corp.	Manufacturing – Electronic Blankets	Senior Debt	1,899	1,899
		Common Stock Warrants, 10.0% of Co. (1)	1,100	626

			2,999	2,525

BIW Connector Systems, LLC	Manufacturing – Specialty Connectors	Senior Debt	2,127	2,127
		Subordinated Debt	4,614	4,614
		Common Stock Warrants, 8.0% of LLC (1)	652	2,068

			7,393	8,809

Capital.com, Inc. (2)	Internet - Financial Portal	Common Stock, 85.0% of Co. (1)	1,492	1,492

Case Logic	Manufacturing - Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 9.6 % of Co.	20,488	20,488

Caswell-Massey Holdings Corp.	Wholesale & Retail – Toiletries	Senior Debt	1,454	1,454
		Subordinated Debt	1,789	1,789
		Common Stock Warrants, 24.0% of Co. (1)	552	1,092

			3,795	4,335

Chance Coach, Inc. (2)	Manufacturing – Buses	Senior Debt	10,187	10,187
		Subordinated Debt	8,607	8,607
		Common Stock, 20.5% of Co. (1)	1,896	2,447
		Common Stock Warrants, 43.2% of Co. (1)	4,041	5,181
		Preferred Stock, Convertible into 20.0% of Co.	2,040	2,399

			26,771	28,821

Chromas Technologies (2)	Manufacturing - Printing Presses	Senior Debt	10,452	10,452
		Subordinated Debt	9,625	9,625
		Common Stock, 35.0% of Co. (1)	1,500	-
		Common Stock Warrants, 25.0% of Co. (1)	1,071	1,071
		Preferred Stock, Convertible into 40.0% of Co.	4,245	4,245

			26,893	25,393

CST Industries, Inc.	Manufacturing -Bolted Steel Tanks	Subordinated Debt	7,960	7,960
		Common Stock Warrants, 13.0% of Co. (1)	1,090	1,090

			9,050	9,050

(1) Non-income producing
(2) Affiliate
See accompanying notes.

Company	Industry	Investment	Cost	Fair Value

Confluence Holdings Corp.	Manufacturing - Canoes & Kayaks	Subordinated Debt	$12,702	$12,702
		Common Stock, 0.0% of Co.	537	-
		Common Stock Warrants, 0.5% of Co. (1)	2,163	1,698

			15,402	14,400

Cornell Companies, Inc.	Service - Private Corrections	Subordinated Debt	28,997	28,997
		Common Stock Warrants, 2.2% of Co. (1)	1,102	1,459

			30,099	30,456

Crosman Corporation	Manufacturing - Small Arms	Subordinated Debt	3,941	3,941
		Common Stock Warrants 3.5% of Co. (1)	330	330

			4,271	4,271

Cycle Gear, Inc. (2)	Wholesale & Retail - Motor Cycle Accessories	Senior Debt	750	750
		Subordinated Debt	4,963	4,963
		Common Stock Warrants, 43.1% of Co. (1)	374	884
		Redeemable Preferred Stock (1)	1,475	1,475

			7,562	8,072

Decorative Surfaces International, Inc. (2)	Manufacturing - Decorative Paper & Vinyl Products	Subordinated Debt	17,998	17,998
		Common Stock Warrants, 42.3% of Co. (1)	4,571	-
		Preferred Stock, Convertible into 2.9% of Co.	803	-

			23,372	17,998

Dixie Trucking Company, Inc. (2)	Transportation - Overnight Shorthaul Delivery	Subordinated Debt	4,088	4,088
		Common Stock Warrants, 32.0% of Co. (1)	141	-

			4,229	4,088

Electrolux, LLC	Manufacturing - Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	2,000

Erie County Plastics Corporation	Manufacturing - Molded Plastics	Subordinated Debt	9,056	9,056
		Common Stock Warrants, 8.0% of Co. (1)	1,170	1,170

			10,226	10,226

EuroCaribe Packing Company, Inc. (2)	Manufacturing - Meat Processing	Senior Debt	8,684	8,684
		Subordinated Debt	9,758	6,758
		Common Stock Warrants, 37.1% of Co. (1)	1,110	-

			19,552	15,442

Fulton Bellows & Components, Inc. (2)	Manufacturing – Bellows	Senior Debt	13,971	13,971
		Subordinated Debt	6,834	6,834
		Common Stock Warrants, 20.0% of Co. (1)	1,305	1,197
		Preferred Stock, Convertible into 40.0% of Co.	3,318	436

			25,428	22,438

Goldman Industrial Group	Manufacturing - Machine Tools, Metal Cutting Types	Subordinated Debt	27,399	27,399
		Common Stock Warrants, 15.0% of Co. (1)	2,823	2,823

			30,222	30,222

IGI, Inc.	Healthcare - Veterinary Vaccines	Subordinated Debt	5,466	5,466
		Common Stock Warrants, 18.3% of Co. (1)	2,003	1,803

			7,469	7,269

Iowa Molding Tool, Inc. (2)	Manufacturing - Specialty Equipment	Subordinated Debt	24,763	24,763
		Common Stock, 28.7% of Co. (1)	3,200	3,200
		Common Stock Warrants, 53.0% of Co. (1)	5,918	5,918

			33,881	33,881

JAAGIR, LLC	Service - IT Staffing & Consulting	Subordinated Debt	2,848	2,848
		Common Stock Warrants, 4.0% of Co. (1)	271	271

			3,119	3,119

(1) Non-income producing
(2) Affiliate
See accompanying notes.

Company	Industry	Investment	Cost	Fair Value

JAG Industries, Inc. (2)	Manufacturing – Metal Fabrication & Tablet Manufacturing	Senior Debt	$1,072	$1,072
		Subordinated Debt	2,482	2,482
		Common Stock Warrants, 75.0% of Co. (1)	505	-

			4,059	3,554

Kelly Aerospace, Inc.	Manufacturing- General Aviation &	Senior Debt	9,062	9,062
	Performance Automotive	Subordinated Debt	8,790	8,790
		Common Stock Warrants, 15.0% of Co. (1)	1,589	1,589

			19,441	19,441

Lion Brewery, Inc. (2)	Manufacturing - Malt Beverages	Subordinated Debt	6,017	6,017
		Common Stock Warrants, 54.0% of Co. (1)	675	6,730

			6,692	12,747

Lubricating Specialties Co.	Manufacturing - Lubricant & Grease	Senior Debt	-	-
		Subordinated Debt	14,789	14,789
		Common Stock Warrants, 21.0% of Co. (1)	791	791

			15,580	15,580

MBT International, Inc. (2)	Wholesale & Retail - Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,012	7,012
		Common Stock Warrants, 30.6% of Co. (1)	1,214	991
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	1,722

			13,776	13,025

New Piper Aircraft, Inc.	Manufacturing Aircraft Manufacturing	Subordinated Debt	18,314	18,314
		Common Stock Warrants, 4.0% of Co. (1)	2,231	3,578

			20,545	21,892

o2wireless Solutions, Inc.	Telecommunications - Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,521	4,718

Omnova Solutions, Inc.	Manufacturing – Performance Chemicals and Decorative & Building Products	Subordinated Debt	2,111	2,111

Parts Plus Group	Wholesale & Retail - Auto Parts Distributor	Subordinated Debt	4,523	4,523
		Common Stock Warrants, 5.0% of Co. (1)	333	247
		Preferred Stock, Convertible into 1.5% of Co. (1)	556	-

			5,412	4,770

Patriot Medical Technologies, Inc. (2)	Service - Repair Services	Senior Debt	2,582	2,582
		Subordinated Debt	2,789	2,789
		Common Stock Warrants, 15.0% of Co. (1)	612	612
		Preferred Stock, Convertible into 16.0 of Co.	1,149	1,149

			7,132	7,132

Starcom Holdings, Inc.	Construction - Electrical Contractor	Subordinated Debt	21,196	21,196
		Common Stock, 2.8% of Co. (1)	616	322
		Common Stock Warrants, 17.5% of Co. (1)	3,914	3,227

			25,726	24,745

Sunvest Industries, LLC (2)	Manufacturing – Contract Manufacturing	Senior Debt	4,643	4,643
		Subordinated Debt	5,431	5,431
		Common Stock Warrants, 73.0% of Co.	347	347
		Redeemable Preferred Stock (1)	1,358	1,358

			11,779	11,779

The Inca Group (2)	Manufacturing - Steel Products	Subordinated Debt	16,390	16,390
		Common Stock, 27.7% of Co. (1)	1,700	854
		Common Stock Warrants, 57.3% of Co. (1)	3,060	2,324

			21,150	19,568

(1) Non-income producing
(2) Affiliate
See accompanying notes.

Company	Industry	Investment		Cost	Fair Value

The L.A. Studios, Inc.	Wholesale & Retail - Audio Production	Subordinated Debt		$2,109	$2,109
		Common Stock Warrants, 17.0% of Co. (1)		902	926

				3,011	3,035

Texstars Corporation (2)	Manufacturing – Aviation and Transportation Accessories	Senior Debt		15,500	15,500
		Subordinated Debt		6,968	6,968
		Common Stock, 39.4% of Co. (1)		1,500	1,500
		Common Stock Warrants, 40.5% of Co. (1)		1,542	1,542

				25,510	25,510

TransCore Holdings, Inc.	Information Technology - Transportation Information Management Services	Subordinated Debt		23,167	23,167
		Common Stock Warrants, 6.9% of Co. (1)		4,584	7,783
		Redeemable Preferred Stock, 0.8% of Co.		2,319	2,319

				30,070	33,269

Tube City Olympic of Ohio, Inc.	Manufacturing - Mill Services	Senior Debt		6,586	6,586

Tube City, Inc.	Manufacturing - Mill Services	Subordinated Debt		6,714	6,714
		Common Stock Warrants, 14.8% of Co. (1)		2,523	3,790

				9,237	10,504

Warner Power, LLC (2)	Manufacturing - Power Systems & Electrical Ballasts	Senior Debt		875	875
		Subordinated Debt		4,015	4,015
		Common Stock Warrants, 53.1% of LLC (1)		1,629	3,499

				6,519	8,389

Weston ACAS Holdings Inc. (2)	Service – Environmental Consulting Services	Subordinated Debt		21,785	21,785
		Common Stock, 10.1% of Co. (1)		1,932	1,932
		Common Stock Warrants, 27.6% of Co. (1)		5,246	5,246
		Redeemable Preferred Stock		1,088	1,088

				30,051	30,051

Westwind Group Holdings, Inc.	Service – Restaurants	Preferred Stock, Convertible into 0% of Co.		3,403	1,715
		Common Stock, 10% of Co. (1)		-	-

				3,403	1,715

Wrenchead.com, Inc.	Internet - Auto Parts Distributor	Common Stock, 1.0% of Co. (1)		-	104

ACS Equities, LP (2)	Investment Partnership	Common Stock, 90.0% of LP	%	8,197	-

Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,425		-	(1,724)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $162,819		-	(401)

				-	(2,125)

		Total Investments		$679,043	$668,632

American Capital Financial Services (2)	Investment Banking	Common Stock, 100% of Co. (1)		1,066	-

Totals				$680,108	$668,630

(1) Non-income producing
(2) Affiliate
See accompanying notes.

Company	Industry	Investment		Cost	Fair Value

A&M Cleaning Products, Inc.	Manufacturing - Household Cleaning Products	Subordinated Debt		$5,045	$5,045
		Common Stock Warrants, 21.9% of Co.		1,643	2,237
		Redeemable Preferred Stock		447	447

				7,135	7,729

A.H. Harris & Sons, Inc.	Wholesale & Retail - Construction Material	Subordinated Debt		9,494	9,494
		Common Stock Warrants, 10.0% of Co. (1)		534	1,050

				10,028	10,544

Aeriform Corporation	Manufacturing - Packaged Industrial Gas	Subordinated Debt		8,346	8,346

Atlantech International	Manufacturing - Polymer-based Products	Subordinated Debt with Non-Detachable Warrants		18,781	18,781
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.3% of Co.		1,007	1,007

				19,788	19,788

Auxi Health, Inc. (2)	Healthcare - Home Healthcare	Subordinated Debt		12,546	12,546
		Common Stock Warrants, 17.9% of Co. (1)		2,599	1,856
		Preferred Stock, Convertible into 55.8% of Co.		2,578	2,578

				17,723	16,980

Biddeford Textile Corp.	Manufacturing – Electronic Blankets	Senior Debt		1,552	1,552
		Common Stock Warrants, 10.0% of Co. (1)		1,100	942

				2,652	2,494

BIW Connector Systems, LLC	Manufacturing – Specialty Connectors	Senior Debt		2,553	2,553
		Subordinated Debt		4,940	4,940
		Common Stock Warrants, 8.0% of Co. (1)		652	2,068

				8,145	9,561

Capital.com, Inc. (2)	Internet - Financial Portal	Common Stock, 85.0% of Co. (1)		1,492	1,492

Case Logic	Manufacturing - Storage Products Designer and Marketer	Subordinated Debt with Non-Detachable Warrants, 9.6% of Co.	%	19,958	19,958

Caswell-Massey Holdings Corp.	Wholesale & Retail – Toiletries	Senior Debt		1,833	1,833
		Subordinated Debt		1,745	1,745
		Common Stock Warrants, 24.0% of Co. (1)		552	1,092

				4,130	4,670

Centennial Broadcasting, Inc.	Media - Radio Stations	Subordinated Debt		18,778	18,778

Chance Coach, Inc. (2)	Manufacturing – Buses	Senior Debt		2,411	2,411
		Subordinated Debt		8,147	8,147
		Common Stock, 20.4% of Co. (1)		1,896	2,793
		Common Stock Warrants, 43.0% of Co. (1)		4,041	5,950
		Preferred Stock, Convertible into 20.0% of Co.		2,000	2,793

				18,495	22,094

Chromas Technologies (2)	Manufacturing - Printing Presses	Senior Debt		10,452	10,452
		Subordinated Debt		4,447	4,447
		Common Stock, 35.0% of Co. (1)		1,500	1,500
		Common Stock Warrants, 25.0% of Co. (1)		1,071	1,071
		Preferred Stock, Convertible into 40.0% of Co.		4,080	4,080

				21,550	21,550

Confluence Holdings Corp. (2)	Manufacturing - Canoes & Kayaks	Subordinated Debt		10,648	10,648
		Common Stock, 6.0% of Co. (1)		537	37
		Common Stock Warrants, 20.4% of Co. (1)		1,630	1,352

				12,815	12,037

(1) Non-income producing
(2) Affiliate
See accompanying notes.

Company	Industry	Investment	Cost	Fair Value

Cornell Companies, Inc.	Service - Private Corrections	Subordinated Debt	$28,929	$28,929
		Common Stock Warrants, 2.2% of Co. (1)	1,102	1,071

			30,031	30,000

Crosman Corporation	Manufacturing - Small Arms	Subordinated Debt	3,854	3,854
		Common Stock Warrants 3.5% of Co. (1)	330	330

			4,184	4,184

Cycle Gear, Inc. (2)	Wholesale & Retail - Motor Cycle Accessories	Senior Debt	750	750
		Subordinated Debt	4,344	4,344
		Common Stock Warrants, 34.0% of Co. (1)	374	884

			5,468	5,978

Decorative Surfaces International, Inc. (2)	Manufacturing - Decorative Paper & Vinyl Products	Subordinated Debt	12,878	12,878
		Common Stock Warrants, 42.3% of Co. (1)	4,571	-
		Preferred Stock, Convertible into 2.9% of Co.	803	-

			18,252	12,878

Dixie Trucking Company, Inc. (2)	Transportation - Overnight Shorthaul Delivery	Subordinated Debt	4,079	4,079
		Common Stock Warrants, 32.0% of Co. (1)	141	553

			4,220	4,632

Electrolux, LLC	Manufacturing - Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	2,000

Erie County Plastics Corporation	Manufacturing - Molded Plastics	Subordinated Debt	8,920	8,920
		Common Stock Warrants, 8.0% of Co. (1)	1,170	1,170

			10,090	10,090

EuroCaribe Packing Company, Inc. (2)	Manufacturing - Meat Processing	Senior Debt	7,959	7,959
		Subordinated Debt	9,048	7,048
		Common Stock Warrants, 37.1% of Co. (1)	1,110	-

			18,117	15,007

Fulton Bellows & Components, Inc. (2)	Manufacturing – Bellows	Senior Debt	13,100	13,100
		Subordinated Debt	6,771	6,771
		Common Stock Warrants, 20.0% of Co. (1)	1,305	1,305
		Preferred Stock, Convertible into 40.0% of Co.	3,191	3,191

			24,367	24,367

Goldman Industrial Group	Manufacturing - Machine Tools, Metal Cutting Types	Subordinated Debt	27,280	27,280
		Common Stock Warrants, 15.0% of Co. (1)	2,822	2,822

			30,102	30,102

IGI, Inc.	Healthcare - Veterinary Vaccines	Subordinated Debt	5,294	5,294
		Common Stock Warrants, 18.7% of Co. (1)	2,003	1,878

			7,297	7,172

Iowa Mold Tooling, Inc. (2)	Manufacturing - Specialty Equipment	Subordinated Debt	23,562	23,562
		Common Stock, 28.7% of Co. (1)	3,200	3,200
		Common Stock Warrants, 53.0% of Co. (1)	5,918	5,918

			32,680	32,680

JAAGIR, LLC	Service - IT Staffing & Consulting	Subordinated Debt	2,789	2,789
		Common Stock Warrants, 4.0% of Co. (1)	271	271

			3,060	3,060

JAG Industries, Inc. (2)	Manufacturing – Metal Fabrication & Tablet Manufacturing	Senior Debt	1,142	1,142
		Subordinated Debt	2,446	2,446
		Common Stock Warrants, 75.0% of Co. (1)	505	-

			4,093	3,588

(1) Non-income producing
(2) Affiliate
See accompanying notes.

Company	Industry	Investment	Cost	Fair Value

Lion Brewery, Inc. (2)	Manufacturing - Malt Beverages	Subordinated Debt	$5,996	$5,996
		Common Stock Warrants, 54.0% of Co. (1)	675	7,688

			6,671	13,684

Lubricating Specialties Co.	Manufacturing - Lubricant & Grease	Senior Debt	7,206	7,206
		Subordinated Debt	14,718	14,718
		Common Stock Warrants, 21.0% of Co. (1)	791	791

			22,715	22,715

MBT International, Inc. (2)	Wholesale & Retail - Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	6,810	6,810
		Common Stock Warrants, 30.6% of Co. (1)	1,214	1,214
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	2,250

			13,574	13,574

New Piper Aircraft, Inc.	Manufacturing Aircraft Manufacturing	Subordinated Debt	18,211	18,211
		Common Stock Warrants, 4.0% of Co. (1)	2,231	3,578

			20,442	21,789

o2wireless Solutions, Inc.	Telecommunications - Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,521	16,670

Parts Plus Group	Wholesale & Retail - Auto Parts Distributor	Subordinated Debt	4,329	4,329
		Common Stock Warrants, 3.6% of Co. (1)	333	333
		Preferred Stock, Convertible into 1.7% of Co. (1)	555	117

			5,217	4,779

Patriot Medical Technologies, Inc. (2)	Service - Repair Services	Senior Debt	2,805	2,805
		Subordinated Debt	2,767	2,767
		Common Stock Warrants, 15.0% of Co. (1)	612	612
		Preferred Stock, Convertible into 16.0% of Co.	1,104	1,104

			7,288	7,288

Starcom Holdings, Inc.	Construction - Electrical Contractor	Subordinated Debt	19,199	19,199
		Common Stock, 2.8% of Co. (1)	616	866
		Common Stock Warrants, 17.5% of Co. (1)	3,914	5,415

			23,729	25,480

Sunvest Industries, LLC (2)	Manufacturing – Contract Manufacturing	Senior Debt	5,000	5,000
		Subordinated Debt	5,295	5,295
		Common Stock Warrants, 73.0% of Co. (1)	705	705
		Redeemable preferred Stock (1)	1,000	1,000

			12,000	12,000

The Inca Group (2)	Manufacturing - Steel Products	Subordinated Debt	15,858	15,858
		Common Stock, 27.7% of Co. (1)	1,700	2,010
		Common Stock Warrants, 57.3% of Co. (1)	3,060	4,136

			20,618	22,004

The L.A. Studios, Inc.	Wholesale & Retail - Audio Production	Subordinated Debt	2,555	2,555
		Common Stock Warrants, 17.0% of Co. (1)	902	1,176

			3,457	3,731

TransCore Holdings, Inc.	Information Technology - Transportation Information Management Services	Subordinated Debt	22,908	22,908
		Common Stock Warrants, 10.2% of Co. (1)	4,686	5,369
		Redeemable Preferred Stock	571	571

			28,165	28,848

Tube City Olympic of Ohio, Inc.	Manufacturing - Mill Services	Senior Debt	7,909	7,909

(1) Non-income producing
(2) Affiliate
See accompanying notes.

Company	Industry	Investment	Cost	Fair Value

Tube City, Inc.	Manufacturing - Mill Services	Subordinated Debt	$6,460	$6,460
		Common Stock Warrants, 14.8% of Co. (1)	2,523	3,040

			8,983	9,500

Warner Power, LLC (2)	Manufacturing - Power Systems & Electrical Ballasts	Senior Debt	1,125	1,125
		Subordinated Debt	3,959	3,959
		Common Stock Warrants, 53.1% of LLC (1)	1,629	4,587

			6,713	9,671

Westwind Group Holdings, Inc.	Service – Restaurants	Subordinated Debt	3,011	1,673
		Common Stock Warrants, 5.0% of Co. (1)	350	-

			3,361	1,673

Wrenchead.com, Inc.	Internet - Auto Parts Distributor	Common Stock, 1.0% of Co. (1)	-	104

ACS Equities, LP (2)	Investment Partnership	Common Stock, 90.0% of LP	6,726	-

Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,123	-	(582)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $166,030	-	(488)

			-	(1,070)

		Total Investments	$563,331	$582,108

American Capital Financial Services (2)	Investment Banking	Common Stock, 100% of Co. (1)	403	1,120

Totals			$563,734	$583,228

(1) Non-income producing
(2) Affiliate
See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000

Operating income:
Interest and dividend income	$20,311	$13,094	$40,874	$24,132
Loan fees	450	1,799	1,359	2,279

Total operating income	20,761	14,893	42,233	26,411

Operating expenses:

Salaries and benefits	880	764	1,214	928
General and administrative	729	650	1,451	1,121
Interest	2,935	2,466	6,459	4,245

Total operating expenses	4,544	3,880	9,124	6,294

Operating income before equity in loss of unconsolidated operating subsidiary	16,217	11,013	33,109	20,117
Equity in loss of unconsolidated operating subsidiary	(40)	(1,222)	(1,782)	(1,780)

Net operating income	16,177	9,791	31,327	18,337
Net realized gain on investments	—	235	—	235
Net unrealized (depreciation) appreciation of investments	(4,583)	1,203	(29,335)	11,971

Net increase in shareholders’ equity resulting from operations	$11,594	$11,229	$1,992	$30,543

Net operating income per common share:
Basic	$0.57	$0.48	$1.12	$0.96
Diluted	$0.56	$0.47	$1.10	$0.93

Earnings per common share:
Basic	$0.41	$0.55	$0.07	$1.60
Diluted	$0.40	$0.54	$0.07	$1.56

Weighted average shares of common stock outstanding:
Basic	28,331	20,364	28,094	19,098
Diluted	28,883	20,878	28,582	19,619

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Preferred Stock			Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	Undistributed Net Realized Earnings	Net Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity

		Common Stock
		Shares	Amount

Balance at January 1, 2000	—	18,252	$183	$255,922	$(23,052)	$1,080	$77,612	$311,745

Issuance of common stock under stock option plans	—	84	1	1,768	(1,769)	—	—	—
Issue of common stock under the Dividend Reinvestment Plan	—	16	—	373	—	—	—	373
Issuance of common stock	—	6,325	63	122,081	—	—	—	122,144
Repayments of notes receivable from sale of common stock	—	—	—	—	244	—	—	244
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	18,572	11,971	30,543
Distributions	—	—	—	—	—	(17,195)	—	(17,195)

Balance at June 30, 2000	—	24,677	$247	$380,144	$(24,577)	$2,457	$89,583	$447,854

Balance at January 1, 2001	—	28,003	$280	$448,587	$(27,389)	$(341)	$24,030	$445,167

Issuance of common stock under stock option plans	—	487	5	10,302	(10,307)	—	—	—
Issue of common stock under the Dividend Reinvestment Plan	—	20	—	532	—	—	—	532
Issuance of common stock	—	5,175	52	125,445	—	—	—	125,497
Repayments of notes receivable from sale of common stock	—	—	—	—	13,600	—	—	13,600
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	31,327	(29,335)	1,992
Distributions	—	—	—	—	—	(30,699)	—	(30,699)

Balance at June 30, 2001	—	33,685	$337	$584,866	$(24,096)	$287	$(5,305)	$556,089

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000

Operating activities
Net increase in shareholders' equity resulting from operations	$1,992	$30,543
Adjustments to reconcile net increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized depreciation (appreciation) of investments	29,335	(11,971)
Net realized gain on investments	—	(235)
Accretion of loan discounts	(3,775)	(1,824)
Amortization of deferred finance costs	593	568
Increase in interest receivable	(2,581)	(1,952)
Increase in accrued payment-in-kind dividends and interest	(7,614)	(1,262)
Receipt of note for prepayment penalties	—	(884)
Increase in due from unconsolidated operating subsidiary	(3,874)	(5,253)
(Increase) decrease in other assets	(411)	1,028
Increase in other liabilities	66	172
Loss of unconsolidated operating subsidiary	1,782	1,780

Net cash provided by operating activities	15,513	10,710

Investing activities
Proceeds from sale or maturity of investments	18,903	—
Principal repayments	14,942	2,460
Purchase of investments	(136,844)	(95,106)
Repayments of notes receivable issued in exchange for common stock	13,600	244

Net cash used in investing activities	(89,399)	(92,402)

Financing activities
Issuance of notes payable	28,214	—
Repayments of notes payable	(4,323)	—
Repayments on revolving credit facility, net	(48,431)	(21,506)
Increase in deferred financing costs	293	—
Issuance of common stock	126,029	122,337
Distributions paid	(36,863)	(17,742)

Net cash provided by financing activities	64,919	83,089

Net (decrease) increase in cash and cash equivalents	(8,967)	1,397
Cash and cash equivalents at beginning of period	11,192	2,037

Cash and cash equivalents at end of period	$2,225	$3,434

Supplemental Disclosures:
Cash paid for interest	$4,661	$396

Non-cash financing activities:
Notes receivable issued in exchange for common stock	$10,307	$1,769
Receipt of short term note in exchange for principal repayment of long term note	—	8,424
Issuance of common stock in conjunction with dividend reinvestment	532	373

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
FINANCIAL HIGHLIGHTS
(Unaudited)
(In thousands except per share data)

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000

Per Share Data (1)
Net asset value at beginning of the period	$15.90	$17.08
Net operating income	1.12	0.96
Realized gain on investments	—	0.01
Net unrealized (depreciation) appreciation on investments	(1.04)	0.63

Net increase in shareholders' equity from operations	$0.07	$1.60
Issuance of common stock	1.36	0.57
Distribution of net investment income	(1.08)	(0.94)
Effect of antidilution (dilution)	0.26	(0.16)

Net asset value at end of period	$16.51	$18.15
Per share market value at beginning of period	$25.188	$22.750
Per share market value at end of period	$28.060	$23.875
Total return (2) (3)	15.69%	9.08%
Shares outstanding at end of period	33,685	24,677

Ratio/Supplemental Data
Net assets at end of period	$556,089	$447,854
Ratio of operating expenses to average net assets (2)	1.82%	1.66%
Ratio of net operating income to average net assets (2)	6.26%	4.83%

(1)	Basic per share data.
(2)	Amounts were not annualized for the results of the six month periods ended June 30, 2001 and 2000.
(3)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus dividends, divided by the beginning market value.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Note 1. Unaudited Interim Financial Statements

             Interim financial statements of American Capital Strategies, Ltd. (the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission.

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

             The Company provides financial advisory services to businesses through American Capital Financial Services (“ACFS”), formerly ACS Capital Investments Corporation, a wholly-owned subsidiary. The Company’s reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly-owned subsidiary, ACFS (see Note 4). In accordance with the Accounting and Audit Guide for Investment Companies, ACFS is accounted for under the equity method. The Company is headquartered in Bethesda, Maryland, and has offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, and Dallas. The Company has no foreign operations.

Note 3. Investments

             Summaries of the composition of the Company’s portfolio of publicly and non-publicly traded securities, excluding government securities, at June 30, 2001 and December 31, 2000 at cost and fair value are shown in the following table:

COST	June 30, 2001	December 31, 2000

Senior debt	14.6%	12.4%
Subordinated debt	60.1%	61.8%
Subordinated debt with non-detachable warrants	5.9%	6.9%
Preferred stock	4.0%	3.5%
Preferred stock with non-detachable common stock	0.1%	—
Common stock warrants	12.9%	13.1%
Common stock	2.4%	2.3%

FAIR VALUE	June 30, 2001	December 31, 2000

Senior debt	14.6%	11.8%
Subordinated debt	59.6%	58.2%
Subordinated debt with non-detachable warrants	5.9%	6.6%
Preferred stock	2.9%	3.3%
Preferred stock with non-detachable common stock	0.1%	—
Common stock warrants	14.5%	17.1%
Common stock	2.4%	3.0%

                          The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST	June 30, 2001	December 31, 2000

Manufacturing	71.1%	66.0%
Service	7.1%	7.8%
Wholesale & Retail	7.1%	7.5%
Information Technology	4.9%	5.0%
Healthcare	4.2%	4.5%
Construction	4.2%	4.3%
Transportation	0.7%	0.8%
Telecommunications	0.4%	0.4%
Internet	0.3%	0.3%
Media	—	3.4%

FAIR VALUE	June 30, 2001	December 31, 2000

Manufacturing	71.0%	65.0%
Service	7.1%	7.2%
Wholesale & Retail	6.9%	7.4%
Information Technology	5.4%	4.9%
Construction	4.0%	4.3%
Healthcare	3.9%	4.1%
Telecommunications	0.8%	2.8%
Transportation	0.6%	0.8%
Internet	0.3%	0.3%
Media	—	3.2%

             Management expects that the largest percentage of the Company’s investments will continue to be in manufacturing companies, however, management intends to continue to diversify the Company’s portfolio and will explore new investment opportunities in a variety of industries.  The current investment composition within the manufacturing segment includes investments in 27 different manufacturing Standardized Industrial Classification (“SIC”) codes, with the largest percentage being 8% and 9% in SIC code 3531 (“Construction Machinery and Equipment”) as of June 30, 2001 and December 31, 2000, respectively.

             The following table shows the portfolio composition by geographic location at cost and at fair value:

COST	June 30, 2001	December 31, 2000

Mid-Atlantic	36.0%	27.0%
Southeast	20.3%	21.1%
Northeast	13.3%	18.1%
South-Central	10.5%	11.1%
Southwest	10.5%	13.5%
North-Central	9.4%	9.2%

FAIR VALUE	June 30, 2001	December 31, 2000

Mid-Atlantic	28.2%	25.9%
South-Central	19.1%	10.8%
Northeast	16.0%	18.2%
Southeast	15.4%	22.5%
North-Central	10.7%	9.3%
Southwest	10.6%	13.3%

Note 4.  Investment in Unconsolidated Operating Subsidiary

             As discussed in Note 2, ACFS is an operating subsidiary of the Company and is accounted for under the equity method effective October 1, 1997.

             Condensed financial information for ACFS is as follows:

	June 30, 2001	December 31, 2000

Assets
Investments in ACS Equities, LP, at fair value	$10,365	$10,365
Other assets, net	5,221	4,270

Total assets	$15,586	$14,635

Liabilities and Shareholder's Equity
Due to parent	$11,307	$7,433
Other liabilities	4,942	6,082
Shareholder's equity	(663)	1,120

Total liabilities and shareholder's equity	$15,586	$14,635

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000

Operating income	$5,259	$1,547	$6,579	$2,097
Operating expense	5,299	3,519	8,361	4,969

Net operating loss	(40)	(1,972)	(1,782)	(2,872)
Realized gains on investments	—	1	—	1
Other income	—	749	—	1,091

Net loss	$(40)	$(1,222)	$(1,782)	$(1,780)

Note 5. Borrowings

             As of June 30, 2001, the Company, through ACAS Funding Trust I (“Trust I”), an affiliated business trust, had $19,571 in borrowings outstanding under a $225,000 revolving debt funding facility. The facility expires during April 2003.  The full amount of principal will be amortized over a 24-month period at the end of the term and interest is payable monthly.  Interest on borrowings under this facility is charged at one month LIBOR (4.01% at June 30, 2001) plus 125 basis points.  During the three and six months ended June 30, 2001, the Company had weighted average outstanding borrowings under this facility of $84,489 and $73,258, respectively. During the three and six months ending June 30, 2000, the Company had weighted average outstanding borrowings under this facility of $82,500 and $84,297, respectively.

             On December 20, 2000, the Company completed a $115,400 asset securitization.  In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 (“Trust II” and with Trust I, the “Trusts”), an affiliated business trust, and contributed to Trust II $153,700 in loans.  Subject to certain conditions precedent, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust II was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and  $38,300 of Class C notes were retained by an affiliate of Trust II.  The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  As of December 31, 2000, Trust II had issued all $69,200 of Class A notes, and $18,000 of Class B notes; in January 2001, Trust II issued the remaining $28,200 of the Class B notes.  The notes are backed by loans to 29 of the Company’s portfolio companies.  The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007.  The transfer of the assets to Trust II and the related sale of notes by Trust II have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 125.  Repayments received on the 29 loans are first applied to the Class A notes, and then to the Class B notes. Trust II enters into interest rate swaps in order to mitigate the related interest rate risk (see Note 7).  During the three and six months ended June 30, 2001, the weighted average outstanding balance of the Class A and B notes was $111,659 and $108,926, respectively.

             The weighted average interest rates on all of the Company’s borrowings, including amortization of deferred finance costs, for the three and six months ended June 30, 2001 and 2000 were 5.99% and 7.09%, respectively.  The weighted average interest rates for the three and six months ended June 30, 2000 were 11.96% and 10.07%, respectively.

             For the above borrowings, the fair value of the borrowings approximates cost.

Note 6. Earnings Per Share

             The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000

Numerator for basic and diluted earnings per share	$11,594	$11,229	$1,992	$30,543

Denominator for basic weighted average shares	28,331	20,364	28,094	19,098

Employee stock options	215	69	193	78
Warrants	21	17	21	17
Contingently issuable shares	316	428	274	426

Dilutive potential shares	552	514	488	521

Denominator for diluted weighted average shares	28,883	20,878	28,582	19,619

Basic earnings per common share	$0.41	$0.55	$0.07	$1.60
Diluted earnings per common share	$0.40	$0.54	$0.07	$1.56

Note 7. Interest Rate Risk Management

             The Company and the Trusts enter into interest rate swap agreements with financial institutions as part of the Company's strategy to manage interest rate risks and to fulfill their obligations under the terms of their revolving debt funding facility and asset securitization.  The Company and the Trusts use interest rate swap agreements for hedging and risk management only and not for speculative purposes.  As of June 30, 2001, the Company and the Trusts have entered into 17 interest rate basis swap agreements with an aggregate notional amount of $265,244  Pursuant to these swap agreements, the Company and the Trusts pay either a variable rate equal to the prime lending rate (6.75% and 9.50% at June 30, 2001 and December 31, 2000, respectively) and receive a floating rate of the one-month LIBOR (4.01% and 6.57% at June 30, 2001 and December 31, 2000, respectively), or pay a fixed rate and receive a floating rate of the one-month LIBOR.  At June 30, 2001 and December 31, 2000, the swaps had a remaining weighted average maturity of approximately 5.1 and 5.6 years, respectively.  At June 30, 2001 and December 31, 2000, the fair value of the interest rate basis swap agreements represented a liability of $2,125 and $1,070, respectively.  The following table presents the notional principal amounts of interest rate swaps by class:

Type of Interest Rate Swap	Notional Value at June 30, 2001	Notional Value at December 31, 2000

Pay fixed, receive floating	$102,425	$102,123
Pay floating, receive floating	162,819	166,030

Total	$265,244	$268,153

Note 8. Shareholders’ Equity

             On June 26, 2001 the Company closed on the proceeds from the issuance of 5,175 shares of common stock, including the exercise of the underwriters' option to acquire 675 additional shares, for an aggregate purchase price of $131,963.  The net proceeds from the sale of the 675 shares of common stock were approximately $16,000.  The Company used the proceeds from the offerings to repay outstanding borrowings under its debt funding facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
             (Dollars in thousands except per share data)

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

Portfolio Composition

             The Company’s primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable common or preferred stock warrants, preferred stock, and common stock.  The total portfolio value of investments in publicly and non-publicly traded securities was $668,632 and $582,108 at June 30, 2001 and December 31, 2000, respectively.  During the three and six months ended June 30, 2001, the Company originated investments totaling $94,236 and $147,061, respectively, and advanced $5,692 and $6,692, respectively, in previously committed under working capital facilities.  Included in the $94,236 and $147,061 is $11,160 and $11,226 in funds committed but undrawn under credit facilities.  The weighted average effective interest rate on of the investment portfolio was 13.8% and 14.6% at June 30, 2001 and December 31, 2000, respectively.

Results of Operations

             The Company's financial performance, as reflected in its Statements of Operations, is composed of three primary elements. The first element, "Net operating income," is primarily the interest and dividends earned from investing in debt and equity securities and the equity in earnings of its unconsolidated operating subsidiary less the operating expenses of the Company. The second element is " Net unrealized (depreciation) appreciation of investments," which is the net change in the estimated fair value of the Company's portfolio assets at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is "Net realized gain on investments," which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company's balance sheet.

             The operating results for the three and six months ended June 30, 2001 and June 30, 2000 are as follows:

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Six Months Ended June 30, 2001	Six Months EndedJune 30, 2000

Operating income	$20,761	$14,893	$42,233	$26,411
Operating expenses	4,544	3,880	9,124	6,294
Equity in loss of unconsolidated operating subsidiary	(40)	(1,222)	(1,782)	(1,780)

Net operating income	16,177	9,791	31,327	18,337
Realized gain on investments	—	235	—	235
Net unrealized (depreciation) appreciation of investments	(4,583)	1,203	(29,335)	11,971

Net increase in shareholders' equity resulting from operations	$11,594	$11,229	$1,992	$30,543

             Total operating income is comprised of two components: interest and dividend income and loan fees.  During the three months ended June 30, 2001 (“Second Quarter 2001”), the Company recorded $20,315 in interest and dividends on non-publicly traded securities and $388 in interest on bank deposits and shareholder loans, offset by $392 of net interest rate swaps expense, compared to $12,720 in interest and dividends on non-publicly traded securities and $374 in interest on government agency securities, bank deposits, repurchase agreements and shareholder loans recorded in the three months ended June 30, 2000 (“Second Quarter 2000”).  For the six months ended June 30, 2001 (“2001 YTD Period”), the Company recorded $40,179 in interest and dividends on non-publicly traded securities and $695 in interest on bank deposits and shareholder loans net of interest rate swaps expense; for the six months ended June 30, 2000 (“2000 YTD Period”), the Company recorded $23,393 in interest and dividends on non-publicly traded securities and $739 in interest on government agency securities, bank deposits, repurchase agreements and shareholder loans.

               Total operating income for the Second Quarter 2001 increased 5,868, or 39%, compared to the Second Quarter 2000.  The increase in operating income for the Second Quarter 2001 is a result of the Company closing 31 investments in private companies totaling $326,387 between June 30, 2000 and June 30, 2001, net of a decrease in the prime lending rate from 9.50% at June 30, 2000 to 6.75% at June 30, 2001, and an increase in loan fees.  As a result of the investment originations between June 30, 2000 and June 30, 2001, interest and dividend income increased approximately $10,151 compared to the Second Quarter 2000.  The decrease in the prime lending rate decreased interest income approximately $2,934 for the Second Quarter 2001 compared to the same period in 2000.  Loan fees for the Second Quarter 2001 decreased from $1,799 in the Second Quarter 2000 to $450 in Second Quarter 2001 primarily due to $884 in prepayment penalties recognized in Second Quarter 2000 on the repayment of the Company’s subordinated debt investment in Electrolux, LLC.  Loan fees also decreased due to the Company’s investment in approximately $78,500 of buyout transactions in the Second Quarter 2001 compared to none in the Second Quarter 2000.  For these types of investments, loan processing and structuring fees are earned by the Company’s subsidiary, ACFS. Loan fees as a percentage of originations, exclusive of prepayment penalties, decreased from 1.5% in the Second Quarter 2000 to 0.4% in the Second Quarter 2001.

               For the 2001 YTD Period, total operating income increased $15,822, or 60%, over the same period in 2000.  The increase in operating income for the 2001 YTD Period is a result of the Company’s investment originations between June 30, 2000 and June 30, 2001 noted above, net of the decrease in the prime lending rate and the decrease in loan fees.  Interest and dividend income increased approximately $16,786 compared to the 2000 YTD Period due to the investment originations between June 30, 2000 and June 30, 2001.  The decrease in the prime lending rate decreased interest income approximately $2,240 for the 2001 YTD Period compared to the same period in 2000.  For the 2001 YTD Period, loan fees decreased to $1,359 from $2,279 during the same period in 2000.  The decrease is due to a decrease in prepayment penalties of $884 due to the transaction noted above, and the decrease in loan fees as noted above.  For the 2001 YTD Period, loan fees as a percentage of originations, exclusive of prepayment penalties, decreased to 0.5% from 1.5% during the same period in 2000.

             Operating expenses for the Second Quarter 2001 increased $664, or 17%, over the same period in 2000.  The increase is primarily due to the increase in interest expense from $2,466 during the Second Quarter 2000 to $2,935 during the Second Quarter 2001.  Interest expense increased due to both an increase in weighted average outstanding borrowings from $82,500 in the Second Quarter 2000 to $196,100 in the Second Quarter 2001, net of a decrease in the effective borrowing rate, including amortization of deferred loan costs, from 11.96% for the Second Quarter 2000 to 5.99% for the Second Quarter 2001.  For the 2001 YTD Period, interest expense increased $2,214, or 52%, over the same period in 2000.  The increase is attributable to the increase in the weighted average outstanding borrowings from $84,297 during the six months ended June 30, 2000 to $182,184 during the 2001 YTD period, net of the decrease in the effective borrowing rate from 10.07% for the 2000 YTD Period to 7.09% for the 2001 YTD Period.  General and administrative expenses increased from $650 in the Second Quarter 2000 to $729 in the Second Quarter 2001.  General and administrative expenses increased from $1,121 in the 2000 YTD Period to $1,451 in the 2001 YTD Period.  The increase for the three and six months ended June 30, 2001 was due to higher facilities expenses and Board of Directors fees, offset by a decrease in professional expenses.  For the Second Quarter 2001 and the 2001 YTD Period, salaries and benefits expense increased $116 and $286, respectively, over the comparable periods in 2000.  The increase is attributable to the increase in the number of employees from 48 at June 30, 2000 to 67 at June 30, 2001 and an increase in incentive compensation awarded in the Second Quarter 2001.  Incentive compensation increased $145 and $201, respectively, during the Second Quarter 2001 and the 2001 YTD Period due to both the higher headcount and the achievement of certain performance measures.

             Equity in loss of unconsolidated operating subsidiary, which represents ACFS’s results, for the Second Quarter 2001 decreased from a loss of $1,222 in Second Quarter 2000 to a loss of $40 in the Second Quarter 2001.  For the Second Quarter 2001, ACFS’s results included $5,259 of operating income and $5,299 of operating expenses. For the Second Quarter 2000, ACFS’s results included $1,547 of operating income, $3,519 of operating expenses, $1 of realized gains on investments, and $749 in other income.  For the 2001 YTD Period, ACFS’s results included $6,579 of operating income and $8,361 of operating expenses; for the 2000 YTD Period, ACFS’s results included $2,097 of operating income, $4,969 of operating expenses, $1 of realized gains on investments, and $1,091 of other income.  The increase in ACFS’s operating income was primarily due to an increase in loan processing and structuring fees generated by the higher investment originations during the Second Quarter 2001.  Operating expenses for the Second Quarter 2001 increased $1,780, or 51%, compared to the same period in 2000.  For the 2001 YTD Period, operating expenses increased $3,392, or 68%, compared to the same period in 2000.  The increase in operating expenses for both the three and six month periods was due to the increase in salaries and benefits caused by the increase in the number of employees from 48 at June 30, 2000 to 67 at June 30, 2001, all of whom are also employees of the Company, and the increase in incentive compensation awarded for the Second Quarter 2001.  Incentive compensation, driven by both the increase in headcount and the achievement of certain performance measures, increased $910 and $1,161 compared to the three and six months ended June 30, 2000.  The higher operating income, offset by higher operating expenses and a decrease in other income, resulted in a $1,182 decrease in ACFS’s net loss in the Second Quarter 2001 compared to the Second Quarter 2000, and a $2 increase in the net loss in the 2001 YTD Period compared to the 2000 YTD Period.

             During the Second Quarter 2000, the Company recorded a realized gain of $235 on the repayment of its subordinated debt investment in Electrolux, LLC.  The realized gain on the transaction is comprised of the realization of unamortized loan discounts.  The Company recorded no realized gains or losses in 2001.

             The change in unrealized depreciation of investments is based on portfolio asset valuations determined by the Company’s Board of Directors.  Unrealized depreciation of investments for the Second Quarter 2001 increased $5,786 over the Second Quarter 2000.  Unrealized depreciation for the Second Quarter 2001 was comprised of valuation increases of $1,376 on investments in 2 portfolio companies and $1,500 appreciation on interest rate swaps.  The unrealized appreciation was offset by valuation decreases of $7,459 on investments in 11 portfolio companies, including depreciation of $1,792 on the Company’s investment in The Inca Group,  $1,550 of depreciation on the Company’s investment in Chance Coach, Inc., and $1,500 on the Company’s investment in Chromas Technologies.  For the 2001 YTD Period, unrealized depreciation was comprised of valuation decreases of $32,414 on investments in 17 companies, including $12,578 on the Company’s investment in o2 Wireless and $1,054 depreciation on interest rate swaps, and valuation increases of $3,309 on investments in 3 companies, including $2,171 on the Company’s investment in TransCore Holdings, Inc.

Financial Condition, Liquidity, and Capital Resources

             At June 30, 2001, the Company had $2,225 in cash and cash equivalents.  In addition, the Company had outstanding debt secured by assets of the Company of $19,571 under a $225,000 revolving debt funding facility and $111,091 under an asset securitization.  During the three and six months ended June 30, 2001, the Company funded investments using draws on the revolving debt funding facility and proceeds from the asset securitization.

             On June 26, 2001, the Company completed a public offering of its common stock and received net proceeds of approximately $114,750 in exchange for 4,500 common shares.  On June 29, 2001 the Company sold 675 shares of its common stock pursuant to the underwriter’s overallotment option granted on June 26, 2001 and received net proceeds of approximately $16,000.  The proceeds from the offerings were used to repay borrowings outstanding under its debt funding facility.

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

             To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade.  The weighted average investment grade was 3.1 and 3.2 at June 30, 2001 and December 31, 2000, respectively.  As of June 30, 2001, two loans were on non-accrual status.  At June 30, 2001 and December 31, 2000, the Company’s portfolio was graded as follows:

	June 30, 2001		December 31, 2000

Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

4	$141,170	21.4%	$182,964	32.4%
3	423,569	64.1%	355,015	62.9%
2	90,135	13.6%	18,971	3.4%
1	5,853	0.9%	7,432	1.3%

	$660,727	100.0%	$564,382	100.0%

             The amounts at June 30, 2001, and December 31, 2000 do not include the Company’s investments in Capital.com, Wrenchead.com, o2wireless Solutions, Inc., Electrolux, LLC, and ACS Equities, LP as the Company has only invested in the equity securities of these companies.  In addition, the amounts at June 30, 2001 do not include the Company’s equity investment in Westwind Group Holdings, Inc.

             At June 30, 2001, two loans totaling $22,914 were 0-30 days past due, no loans were 61-120 days past due, and two loans totaling $24,670 were greater than 120 days past due.  At December 31, 2000, there were no loans 0-60 days past due, one loan totaling $3,214 was 61-90 days past due, and no loans were greater than 90 days past due.

Interest Rate Risk

             Because the Company funds a portion of its investments with borrowings under its revolving debt funding facility and asset securitization, the Company’s net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows.  The Company attempts to match fund its liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity.  The Company enters into interest rate basis swap agreements to match the interest rate basis of its assets and liabilities and to fulfill its obligation under the terms of its debt funding facility and asset securitization.

             As a result of the Company’s use of interest rate swaps, at June 30, 2001, approximately 52.3% of the Company’s interest bearing assets provided fixed rate returns and approximately 47.7% of the Company’s interest bearing assets provided floating rate returns.  Adjusted for the effect of interest rate swaps, at June 30, 2001, the Company had floating rate investments in debt securities with a face amount of approximately $294,000 and had total borrowings outstanding of $131,000. All of the Company’s outstanding debt at June 30, 2001 has a variable rate of interest based on one-month LIBOR.  As of June 30, 2001, the Company had entered into seventeen interest rate basis swap agreements under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR.  The total notional amount of the swap agreements was $265,000 and the agreements have a remaining term of approximately 5.1 years.  The Company intends to use derivative instruments for non-trading and non-speculative purposes only.

Recent Accounting Pronouncements

             The revised version of the AICPA Accounting and Audit Guide for Investment Companies ("the Guide") is effective for annual financial statements issued for fiscal years beginning after December 15, 2000. Management currently is in the process of determining the effects of the Guide.

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

Item 2. Changes in Securities

             Not Applicable.

Item 3. Defaults Upon Senior Securities

             Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

 On May 9, 2001, the Company held its Annual Meeting of Stockholders.  Five matters were submitted to the stockholders for consideration.

1.	To elect three directors of the Company each to serve a three-year term and until their successors are elected and qualified;
2.	To approve the adoption of an amendment to the Company’s 2000 Employee Stock Option Plan increasing the number of shares available for grant thereunder;
3.	To approve a proposal to issue warrants to purchase up to 1,000,000 shares of the Company’s common stock;
4.	To consider an amendment to the Company’s fundamental policies so as to permit the Company to sell securities short or write or buy options with regard to managing the risks associated with certain portfolio securities; and

5.	To ratify the selection of Ernst & Young LLP to serve as independent public accountants for the Company for the year ending December 31, 2001.

The results of the shares voted with regard to each of these matters is as follows:

1.	Election of Directors:

Director	For	Against	Withheld

Mary C. Baskin	24,244,727	1,474,358
David Gladstone	25,378,202	340,883
Alvin N. Puryear	25,419,088	299,997

Continuing Directors whose terms did not expire at the annual meeting were as follows:  Adam Blumenthal, Neil M. Hahl, Phillip P. Harper, Stan Lundine, Kenneth D. Peterson, Jr. and Malon Wilkus.
2.	Approval of the amendment to the 2000 Employee Stock Option Plan:

For	Against	Abstain	Broker Non-Vote

16,369,791	2,964,839	183,704	6,200,752

3.	Approval of the proposal to issue warrants to purchase Common Stock:

For	Against	Abstain	Broker Non-Vote

23,672,668	1,921,005	125,411	1

4.	Approval of amendment to Fundamental Policies regarding short sales of securities:

For	Against	Abstain	Broker Non-Vote

18,683,213	687,675	147,449	6,200,750

5.	Ratification of appointment of Ernst & Young LLP as auditors:

For	Against	Abstain

25,531,632	150,980	36,473

Item 5. Other Information

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

*10.1	Amended and Restated Employment Agreement between the Company and Adam Blumenthal, dated May 9, 2001, incorporated herein by reference to Exhibit 2.i.2 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

*10.2	Employment Agreement between the Company and Ira Wagner, dated as of May 16, 2001, incorporated herein by reference to Exhibit 2.i.20 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

*10.3	Stock Option Exercise Agreement between the Company and Malon Wilkus, dated March 7, 2001, incorporated herein by reference to Exhibit 2.i.23 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

*10.4	Stock Option Exercise Agreement between the Company and Malon Wilkus, dated March 2, 2001, incorporated herein by reference to Exhibit 2.i.24 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

*10.5	Purchase Note by Malon Wilkus in favor of the Company, dated March 7, 2001, incorporated herein by reference to Exhibit 2.i.27 of the Post Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

*10.6	Purchase Note by Malon Wilkus in favor of the Company, dated March 2, 2001, incorporated herein by reference to Exhibit 2.i.28 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

*10.7	Amendment No. 7 to Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, First Union Securities, Inc., First Union National Bank, Wells Fargo Bank Minnesota, N.A. and certain investors named therein, dated as of April 19, 2001, incorporated herein by reference to Exhibit 2.k.3 of Registration Statement on Form N-2 (file No. 333-63200), filed June 15, 2001.

*10.8	Amended, Restated and Substituted FUNB Note in the aggregate principal amount of $30,000,000 made by ACS Funding Trust I in favor of First Union National Bank, dated as of March 31, 1999, incorporated herein by reference to Exhibit 2.k.5 of Registration Statement on Form N-2 (File No. 333-63200), filed June 15, 2001.

(b)	The registrant has not filed any reports on a Current Report on Form 8-K during the quarter for which this report 10-Q is filed.

*  Previously filed in whole or in part.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ John R. Erickson

John R. Erickson
Executive Vice President and
Chief Financial Officer

Date:    August 14, 2001