Form 10-Q
period 2001-09-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2001-11-14
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001.

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00149

AMERICAN CAPITAL STRATEGIES, LTD.

(Exact name of registrant as specified in its charter)

Delaware	52-145-1377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Bethesda Metro Center, 14th Floor
Bethesda, Maryland 20814
(Address of principal executive office)

(301) 951-6122

(Registrant's telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒.   No☐.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.01 par value, outstanding as of November 13, 2001 was 35,662,881.

AMERICAN CAPITAL STRATEGIES, LTD.

PART I.                 FINANCIAL INFORMATION

AMERICAN CAPITAL STRATEGIES, LTD.

BALANCE SHEETS

(In thousands except per share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets

Cash and cash equivalents	$25,883	$11,192
Investments at fair value (cost of $758,800 and $563,331, respectively)	727,181	582,108
Investment in unconsolidated operating subsidiary	--	1,120
Due from unconsolidated operating subsidiary	12,631	7,433
Interest receivable	9,998	4,935
Other	7,961	7,856

Total assets	$783,654	$614,644

Liabilities and Shareholders' Equity

Revolving credit facility	$50,908	$68,002
Notes payable	110,368	87,200
Investment in unconsolidated operating subsidiary	1,318	--
Accrued dividends payable	19,968	6,163
Other	8,367	8,112

Total liabilities	190,929	169,477

Shareholders' equity

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	--	--
Common stock, $0.01 par value, 70,000 shares authorized, 35,654 and 28,003 issued and outstanding, respectively	357	280
Capital in excess of par value	637,643	448,587
Notes receivable from sale of common stock	(18,984)	(27,389)
Distributions in excess of net realized earnings	(136)	(341)
Net unrealized (depreciation) appreciation of investments	(26,155)	24,030

Total shareholders' equity	592,725	445,167

Total liabilities and shareholders' equity	$783,654	$614,644

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2001

(Dollars in thousands)

(Unaudited)

Company	Industry	Investment	Cost	Fair Value
A&M Cleaning Products, Inc.	Manufacturing - Household Cleaning Products	Subordinated Debt	$5,136	$5,136
		Common Stock Warrants, 21.9% of Co.	1,643	2,237
		Redeemable Preferred Stock	511	511
			7,290	7,884

A.H. Harris & Sons, Inc.	Wholesale & Retail - Construction Material	Subordinated Debt	9,541	9,541
		Common Stock Warrants, 10.0% of Co. (1)	534	1,050
			10,075	10,591

Aeriform Corporation (2)	Manufacturing - Packaged Industrial Gas	Senior Debt	5,087	5,087
		Subordinated Debt	21,777	21,777
		Common Stock Warrants, 50.1% of Co. (1)	4,360	4,360
			31,224	31,224

Atlantech International	Manufacturing - Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 8.8% of Co.	19,082	18750
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.3% of Co.	1,027	701
			20,109	19,451

Auxi Health, Inc. (2)	Healthcare - Home Healthcare	Subordinated Debt	13,948	13,948
		Common Stock Warrants, 17.8% of Co. (1)	2,599	1,856
		Preferred Stock, 55.8% of Co.	2,732	1,527
			19,279	17,331

Biddeford Textile Corp.	Manufacturing – Electronic Blankets	Senior Debt	2,101	2,101
		Common Stock Warrants, 10.0% of Co. (1)	1,100	424
			3,201	2,525

BIW Connector Systems, LLC	Manufacturing – Specialty Connectors	Senior Debt	1,915	1,915
		Subordinated Debt	4,450	4,450
		Common Stock Warrants, 8.0% of LLC (1)	652	2,068
			7,017	8,433

BLI Holdings Corp.	Manufacturing and Packaging-Personal Care Items	Subordinated Debt	12,058	12,058

Capital.com, Inc. (2)	Internet - Financial Portal	Common Stock, 85.0% of Co. (1)	1,492	800

Case Logic	Manufacturing - Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 9.3% of Co.	20,914	20,914

Caswell-Massey Holdings Corp.	Wholesale & Retail – Toiletries	Senior Debt	1,287	1,287
		Subordinated Debt	1,812	1,812
		Common Stock Warrants, 24.0% of Co. (1)	552	581
			3,651	3,680

Chance Coach, Inc. (2)	Manufacturing – Buses	Senior Debt	13,487	13,487
		Subordinated Debt	8,821	8,821
		Common Stock, 20.5% of Co. (1)	1,896	2,447
		Common Stock Warrants, 43.2% of Co. (1)	4,041	5,181
		Preferred Stock, Convertible into 20.0% of Co.	2,060	2,419
			30,305	32,355

Chromas Technologies (2)	Manufacturing - Printing Presses	Senior Debt	11,512	11,512
		Subordinated Debt	9,645	9,645
		Common Stock, 35.0% of Co. (1)	1,500	-
		Common Stock Warrants, 25.0% of Co. (1)	1,071	987
		Preferred Stock, Convertible into 40.0% of Co.	4,329	0
			28,057	22,144

(1) Non-income producing

(2) Affiliate

See accompanying notes

Company	Industry	Investment	Cost	Fair Value
CST Industries, Inc.	Manufacturing -Bolted Steel Tanks	Subordinated Debt	$7,987	$7987
		Common Stock Warrants, 13.0% of Co. (1)	1,090	1,090
			9,077	9,077

Confluence Holdings Corp.	Manufacturing - Canoes & Kayaks	Subordinated Debt	12,767	12,767
		Common Stock, 0.0% of Co.	537	-
		Common Stock Warrants, 0.5% of Co. (1)	2,163	1,698
			15,467	14,465

Cornell Companies, Inc.	Service - Private Corrections	Subordinated Debt	28,433	28,434
		Common Stock Warrants, 1.3% of Co. (1)	647	1,250
			29,080	29,684

Crosman Corporation	Manufacturing - Small Arms	Subordinated Debt	3,984	3,984
		Common Stock Warrants 3.5% of Co. (1)	330	330
			4,314	4,314

Cycle Gear, Inc. (2)	Wholesale & Retail - Motor Cycle Accessories	Senior Debt	750	750
		Subordinated Debt	4,972	4,972
		Common Stock Warrants, 43.1% of Co. (1)	374	1,321
		Redeemable Preferred Stock (1)	1,425	1,425
			7,521	8,468

Decorative Surfaces International, Inc. (2)	Manufacturing - Decorative Paper & Vinyl Products	Subordinated Debt	17,447	17,447
		Common Stock Warrants, 42.3% of Co. (1)	4,571	-
		Preferred Stock, Convertible into 2.9% of Co.	803	-
			22,821	17,447

Dixie Trucking Company, Inc. (2)	Transportation - Overnight Shorthaul Delivery	Subordinated Debt	4,721	4,721
		Common Stock Warrants, 49.0% of Co. (1)	141	-
			4,862	4,721

Electrolux, LLC	Manufacturing - Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	1,219

Erie County Plastics Corporation	Manufacturing - Molded Plastics	Subordinated Debt	9,126	9,126
		Common Stock Warrants, 8.0% of Co. (1)	1,170	1,027
			10,296	10,153

EuroCaribe Packing Company, Inc. (2)	Manufacturing - Meat Processing	Senior Debt	9,119	9,119
		Subordinated Debt	9,624	3,502
		Common Stock Warrants, 37.1% of Co. (1)	1,110	-
			19,853	12,621

Fulton Bellows & Components, Inc. (2)	Manufacturing – Bellows	Senior Debt	15,301	15,301
		Subordinated Debt	6,863	6,863
		Common Stock Warrants, 27.5% of Co. (1)	1,305	1,197
		Preferred Stock, Convertible into 40.0% of Co.	3,382	327
			26,851	23,688

Gladstone Capital Corporation	Investment Company	Common Stock, 15.0%	3,600	3,874

Goldman Industrial Group	Manufacturing - Machine Tools, Metal Cutting Types	Subordinated Debt	27,444	27,444
		Common Stock Warrants, 15.0% of Co. (1)	2,822	2,556
			30,266	30,000

IGI, Inc.	Healthcare - Veterinary Vaccines	Subordinated Debt	5,545	5,545
		Common Stock Warrants, 17.0% of Co. (1)	2,003	1,766
			7,548	7,311

Iowa Molding Tool, Inc. (2)	Manufacturing - Specialty Equipment	Subordinated Debt	25,408	25,408
		Common Stock, 25.0% of Co. (1)	3,200	3,200
		Common Stock Warrants, 46.3% of Co. (1)	5,918	5,918
			34,526	34,526

JAAGIR, LLC	Service - IT Staffing & Consulting	Subordinated Debt	2,877	2,877
		Common Stock Warrants, 4.0% of Co. (1)	271	271
			3,148	3,148

(1) Non-income producing

(2) Affiliate

See accompanying notes

Company	Industry	Investment	Cost	Fair Value
JAG Industries, Inc. (2)	Manufacturing – Metal Fabrication & Tablet Manufacturing	Senior Debt	$1,048	$1,048
		Subordinated Debt	2,501	2,501
		Common Stock Warrants, 75.0% of Co. (1)	505	-
			4,054	3,549

Kelly Aerospace, Inc.	Manufacturing - General Aviation & Performance Automotive	Senior Debt	8,588	8,588
		Subordinated Debt	8,828	8,828
		Common Stock Warrants, 15.0% of Co. (1)	1,589	1,589
			19,005	19,005

Lion Brewery, Inc. (2)	Manufacturing - Malt Beverages	Subordinated Debt	6,028	6,028
		Common Stock Warrants, 54.0% of Co. (1)	675	6,730
			6,703	12,758

Logex Corporation (2)	Industrial Gases – Transportation	Subordinated Debt	15,904	15,904
		Common Stock Warrants, 85.2% (1)	5,825	5,825
		Preferred Stock	2,984	2,984
			24,713	24,713

Lubricating Specialties Co.	Manufacturing - Lubricant & Grease	Subordinated Debt	14,826	14,826
		Common Stock Warrants, 21.0% of Co. (1)	791	791
			15,617	15,617

MBT International, Inc. (2)	Wholesale & Retail - Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,113	7,113
		Common Stock Warrants, 30.6% of Co. (1)	1,214	991
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	1,722
			13,877	13,126

New Piper Aircraft, Inc.	Manufacturing Aircraft Manufacturing	Subordinated Debt	18,369	18,369
		Common Stock Warrants, 4.0% of Co. (1)	2,231	3,065
			20,600	21,434

o2wireless Solutions, Inc.	Telecommunications - Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,521	2,923

Omnova Solutions, Inc.	Manufacturing – Performance Chemicals and Decorative & Building Products	Subordinated Debt	5,663	5,663

Parts Plus Group	Wholesale & Retail - Auto Parts Distributor	Subordinated Debt	4,783	4,783
		Common Stock Warrants, 5.0% of Co. (1)	333	247
		Preferred Stock, Convertible into 1.5% of Co. (1)	556	-
			5,672	5,030

Patriot Medical Technologies, Inc. (2)	Service - Repair Services	Senior Debt	2,449	2,449
		Subordinated Debt	2,799	2,799
		Common Stock Warrants, 15.0% of Co. (1)	612	612
		Preferred Stock, Convertible into 16.0% of Co.	1,171	260
			7,031	6,120

Starcom Holdings, Inc.	Construction - Electrical Contractor	Subordinated Debt	21,759	21,759
		Common Stock, 2.8% of Co. (1)	616	116
		Common Stock Warrants, 17.5% of Co. (1)	3,914	3,068
			26,289	24,943

Sunvest Industries, LLC (2)	Manufacturing – Contract Manufacturing	Senior Debt	4,286	4,286
		Subordinated Debt	5,501	5,501
		Common Stock Warrants, 73.0% of Co.	347	347
		Redeemable Preferred Stock (1)	1,358	1,358
			11,492	11,492

The Inca Group (2)	Manufacturing - Steel Products	Subordinated Debt	16,669	16,669
		Common Stock, 27.7% of Co. (1)	5,100	3,967
		Common Stock Warrants, 57.3% of Co. (1)	3,060	2,198
			24,829	22,834

(1) Non-income producing

(2) Affiliate

See accompanying notes

Company	Industry	Investment	Cost	Fair Value
The L.A. Studios, Inc.	Wholesale & Retail - Audio Production	Subordinated Debt	$2,109	$2,109
		Common Stock Warrants, 17.0% of Co. (1)	-	-
			2,109	2,109

Texstars Corporation (2)	Manufacturing – Aviation and Transportation Accessories	Senior Debt	15,343	15,343
		Subordinated Debt	6,998	6,998
		Common Stock, 39.4% of Co. (1)	1,500	1,500
		Common Stock Warrants, 40.5% of Co. (1)	1,542	1,542
			25,383	25,383

ThreeSixty Sourcing, Ltd.	Provider of Outsourced Manufacturing - Management Services	Senior Debt	5,000	5,000
		Subordinated Debt	18,614	18,614
		Common Stock Warrants, 5.0%	1,386	1,386
			25,000	25,000

TransCore Holdings, Inc.	Information Technology - Transportation Information Management Services	Subordinated Debt	23,832	23,832
		Common Stock Warrants, 6.6% of Co. (1)	4,369	7,783
		Redeemable Preferred Stock, 0.9% of Co.	2,901	2,901
			31,102	34,516

Tube City, Inc.	Manufacturing - Mill Services	Subordinated Debt	11,731	11,731
		Common Stock Warrants, 23.5% of Co. (1)	3,499	4,765
			15,230	16,496

Warner Power, LLC (2)	Manufacturing - Power Systems & Electrical Ballasts	Senior Debt	750	750
		Subordinated Debt	4,042	4,042
		Common Stock Warrants, 53.1% of LLC (1)	1,630	1,457
			6,422	6,249

Weston ACAS Holdings Inc. (2)	Service – Environmental Consulting Services	Subordinated Debt	21,881	21,881
		Common Stock, 10.2% of Co. (1)	1,932	1,932
		Common Stock Warrants, 27.6% of Co. (1)	5,246	5,246
		Redeemable Preferred Stock	1,147	1,147
			30,206	30,206

Westwind Group Holdings, Inc.	Service – Restaurants	Preferred Stock, Convertible into 0% of Co.	3,468	1,759
		Common Stock, 10% of Co. (1)	-	-
			3,468	1,759

Wrenchead.com, Inc.	Internet - Auto Parts Distributor	Common Stock, 1.0% of Co. (1)	-	104

ACS Equities, LP (2)	Investment Partnership	Common Stock, 90.0% of LP	7,666	-

Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,179	-	(7,578)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $166,029	-	(377)
			-	(7,955)

		Total Investments	$758,800	$727,181

American Capital Financial Services (2)	Investment Banking	Common Stock, 100% of Co. (1)	1,921	--

Totals			$760,721	$727,181

(1) Non-income producing

(2) Affiliate

See accompanying notes

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS
December 31, 2000

(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
A&M Cleaning Products, Inc.	Manufacturing - Household Cleaning Products	Subordinated Debt	$5,045	$5,045
		Common Stock Warrants, 21.9% of Co.	1,643	2,237
		Redeemable Preferred Stock	447	447
			7,135	7,729

A.H. Harris & Sons, Inc.	Wholesale & Retail - Construction Material	Subordinated Debt	9,494	9,494
		Common Stock Warrants, 10.0% of Co. (1)	534	1,050
			10,028	10,544

Aeriform Corporation	Manufacturing - Packaged Industrial Gas	Subordinated Debt	8,346	8,346

Atlantech International	Manufacturing - Polymer-based Products	Subordinated Debt with Non-Detachable Warrants	18,781	18,781
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.3% of Co.	1,007	1,007
			19,788	19,788

Auxi Health, Inc. (2)	Healthcare - Home Healthcare	Subordinated Debt	12,546	12,546
		Common Stock Warrants, 17.9% of Co. (1)	2,599	1,856
		Preferred Stock, Convertible into 55.8% of Co.	2,578	2,578
			17,723	16,980

Biddeford Textile Corp.	Manufacturing – Electronic Blankets	Senior Debt	1,552	1,552
		Common Stock Warrants, 10.0% of Co. (1)	1,100	942
			2,652	2,494

BIW Connector Systems, LLC	Manufacturing – Specialty Connectors	Senior Debt	2,553	2,553
		Subordinated Debt	4,940	4,940
		Common Stock Warrants, 8.0% of Co.(1)	652	2,068
			8,145	9,561

Capital.com, Inc. (2)	Internet - Financial Portal	Common Stock, 85.0% of Co. (1)	1,492	1,492

Case Logic	Manufacturing - Storage Products Designer and Marketer	Subordinated Debt with Non-Detachable Warrants, 9.6% of Co.	19,958	19,958

Caswell-Massey Holdings Corp.	Wholesale & Retail – Toiletries	Senior Debt	1,833	1,833
		Subordinated Debt	1,745	1,745
		Common Stock Warrants, 24.0% of Co. (1)	552	1,092
			4,130	4,670

Centennial Broadcasting, Inc.	Media - Radio Stations	Subordinated Debt	18,778	18,778

Chance Coach, Inc. (2)	Manufacturing – Buses	Senior Debt	2,411	2,411
		Subordinated Debt	8,147	8,147
		Common Stock, 20.4% of Co. (1)	1,896	2,793
		Common Stock Warrants, 43.0% of Co. (1)	4,041	5,950
		Preferred Stock, Convertible into 20.0% of Co.	2,000	2,793
			18,495	22,094

Chromas Technologies (2)	Manufacturing - Printing Presses	Senior Debt	10,452	10,452
		Subordinated Debt	4,447	4,447
		Common Stock, 35.0% of Co. (1)	1,500	1,500
		Common Stock Warrants, 25.0% of Co. (1)	1,071	1,071
		Preferred Stock, Convertible into 40.0% of Co.	4,080	4,080
			21,550	21,550

Confluence Holdings Corp. (2)	Manufacturing - Canoes & Kayaks	Subordinated Debt	10,648	10,648
		Common Stock, 6.0% of Co. (1)	537	37
		Common Stock Warrants, 20.4% of Co. (1)	1,630	1,352
			12,815	12,037

(1) Non-income producing

(2) Affiliate

See accompanying notes.

Company	Industry	Investment	Cost	Fair Value
Cornell Companies, Inc.	Service - Private Corrections	Subordinated Debt	$28,929	$28,929
		Common Stock Warrants, 2.2% of Co. (1)	1102	1,071
			30,031	30,000

Crosman Corporation	Manufacturing - Small Arms	Subordinated Debt	3,854	3,854
		Common Stock Warrants 3.5% of Co. (1)	330	330
			4,184	4,184

Cycle Gear, Inc. (2)	Wholesale & Retail - Motor Cycle Accessories	Senior Debt	750	750
		Subordinated Debt	4,344	4,344
		Common Stock Warrants, 34.0% of Co. (1)	374	884
			5,468	5,978

Decorative Surfaces International, Inc. (2)	Manufacturing - Decorative Paper & Vinyl Products	Subordinated Debt	12,878	12,878
		Common Stock Warrants, 42.3% of Co. (1)	4,571	-
		Preferred Stock, Convertible into 2.9% of Co.	803	-
			18,252	12,878

Dixie Trucking Company, Inc. (2)	Transportation - Overnight Shorthaul Delivery	Subordinated Debt	4,079	4,079
		Common Stock Warrants, 32.0% of Co. (1)	141	553
			4,220	4,632

Electrolux, LLC	Manufacturing - Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	2,000

Erie County Plastics Corporation	Manufacturing - Molded Plastics	Subordinated Debt	8,920	8,920
		Common Stock Warrants, 8.0% of Co. (1)	1,170	1,170
			10,090	10,090

EuroCaribe Packing Company, Inc. (2)	Manufacturing - Meat Processing	Senior Debt	7,959	7,959
		Subordinated Debt	9,048	7,048
		Common Stock Warrants, 37.1% of Co. (1)	1,110	-
			18,117	15,007

Fulton Bellows & Components, Inc. (2)	Manufacturing – Bellows	Senior Debt	13,100	13,100
		Subordinated Debt	6,771	6,771
		Common Stock Warrants, 20.0% of Co. (1)	1,305	1,305
		Preferred Stock, Convertible into 40.0% of Co.	3,191	3,191
			24,367	24,367

Goldman Industrial Group	Manufacturing - Machine Tools, Metal Cutting Types	Subordinated Debt	27,280	27,280
		Common Stock Warrants, 15.0% of Co. (1)	2,822	2,822
			30,102	30,102

IGI, Inc.	Healthcare - Veterinary Vaccines	Subordinated Debt	5,294	5,294
		Common Stock Warrants, 18.7% of Co. (1)	2,003	1,878
			7,297	7,172

Iowa Mold Tooling, Inc. (2)	Manufacturing - Specialty Equipment	Subordinated Debt	23,562	23,562
		Common Stock, 28.7% of Co. (1)	3,200	3,200
		Common Stock Warrants, 53.0% of Co. (1)	5,918	5,918
			32,680	32,680

JAAGIR, LLC	Service - IT Staffing & Consulting	Subordinated Debt	2,789	2,789
		Common Stock Warrants, 4.0% of Co. (1)	271	271
			3,060	3,060

JAG Industries, Inc. (2)	Manufacturing – Metal Fabrication & Tablet Manufacturing	Senior Debt	1,142	1,142
		Subordinated Debt	2,446	2,446
		Common Stock Warrants, 75.0% of Co. (1)	505	-
			4,093	3,588

(1) Non-income producing

(2) Affiliate

See accompanying notes

Company	Industry	Investment	Cost	Fair Value
Lion Brewery, Inc. (2)	Manufacturing - Malt Beverages	Subordinated Debt	$5,996	$5,996
		Common Stock Warrants, 54.0% of Co. (1)	675	7,688
			6,671	13,684

Lubricating Specialties Co.	Manufacturing - Lubricant & Grease	Senior Debt	7,206	7,206
		Subordinated Debt	14,718	14,718
		Common Stock Warrants, 21.0% of Co. (1)	791	791
			22,715	22,715

MBT International, Inc. (2)	Wholesale & Retail - Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	6,810	6,810
		Common Stock Warrants, 30.6% of Co. (1)	1,214	1,214
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	2,250
			13,574	13,574

New Piper Aircraft, Inc.	Manufacturing Aircraft Manufacturing	Subordinated Debt	18,211	18,211
		Common Stock Warrants, 4.0% of Co. (1)	2,231	3,578
			20,442	21,789

o2wireless Solutions, Inc.	Telecommunications - Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,521	16,670

Parts Plus Group	Wholesale & Retail - Auto Parts Distributor	Subordinated Debt	4,329	4,329
		Common Stock Warrants, 3.6% of Co. (1)	333	333
		Preferred Stock, Convertible into 1.7% of Co. (1)	555	117
			5,217	4,779

Patriot Medical Technologies, Inc. (2)	Service - Repair Services	Senior Debt	2,805	2,805
		Subordinated Debt	2,767	2,767
		Common Stock Warrants, 15.0% of Co. (1)	612	612
		Preferred Stock, Convertible into 16.0% of Co.	1,104	1,104
			7,288	7,288

Starcom Holdings, Inc.	Construction - Electrical Contractor	Subordinated Debt	19,199	19,199
		Common Stock, 2.8% of Co. (1)	616	866
		Common Stock Warrants, 17.5% of Co. (1)	3,914	5,415
			23,729	25,480

Sunvest Industries, LLC (2)	Manufacturing – Contract Manufacturing	Senior Debt	5,000	5,000
		Subordinated Debt	5,295	5,295
		Common Stock Warrants, 73.0% of Co. (1)	705	705
		Redeemable preferred Stock (1)	1,000	1,000
			12,000	12,000

The Inca Group (2)	Manufacturing - Steel Products	Subordinated Debt	15,858	15,858
		Common Stock, 27.7% of Co. (1)	1,700	2,010
		Common Stock Warrants, 57.3% of Co. (1)	3,060	4,136
			20,618	22,004

The L.A. Studios, Inc.	Wholesale & Retail - Audio Production	Subordinated Debt	2,555	2,555
		Common Stock Warrants, 17.0% of Co. (1)	902	1,176
			3,457	3,731

TransCore Holdings, Inc.	Information Technology - Transportation Information Management Services	Subordinated Debt	22,908	22,908
		Common Stock Warrants, 10.2% of Co. (1)	4,686	5,369
		Redeemable Preferred Stock	571	571
			28,165	28,848

Tube City Olympic of Ohio, Inc.	Manufacturing - Mill Services	Senior Debt	7,909	7,909

(1) Non-income producing

(2) Affiliate

See accompanying notes

Company	Industry	Investment	Cost	Fair Value
Tube City, Inc.	Manufacturing - Mill Services	Subordinated Debt	$6,460	$6,460
		Common Stock Warrants, 14.8% of Co. (1)	2,523	3,040
			8,983	9,500

Warner Power, LLC (2)	Manufacturing - Power Systems & Electrical Ballasts	Senior Debt	1,125	1,125
		Subordinated Debt	3,959	3,959
		Common Stock Warrants, 53.1% of LLC (1)	1,629	4,587
			6,713	9,671

Westwind Group Holdings, Inc.	Service – Restaurants	Subordinated Debt	3,011	1,673
		Common Stock Warrants, 5.0% of Co. (1)	350	-
			3,361	1,673

Wrenchead.com, Inc.	Internet - Auto Parts Distributor	Common Stock, 1.0% of Co. (1)	-	104

ACS Equities, LP (2)	Investment Partnership	Common Stock, 90.0% of LP	6,726	-

Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,123	-	(582)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $166,030	-	(488)
-			-	(1,070)

		Total Investments	$563,331	$582,108

American Capital Financial Services (2)	Investment Banking	Common Stock, 100% of Co. (1)	403	1,120

Totals			$563,734	$583,228

(1) Non-income producing

(2) Affiliate

See accompanying notes

AMERICAN CAPITAL STRATEGIES, LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share data)

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
		2001	2000	2001	2000

Operating income:
Interest and dividend income		$22,600	$15,980	$63,473	$40,112
Loan fees		474	976	1,833	3,255

Total operating income		23,074	16,956	65,306	43,367

Operating expenses:

Salaries and benefits		374	687	1,587	1,615
General and administrative		737	522	2,187	1,646
Interest		2,045	2,107	8,504	6,351

Total operating expenses		3,156	3,316	12,278	9,612

Operating income before equity in loss of unconsolidated operating subsidiary		19,918	13,640	53,028	33,755
Equity in loss of unconsolidated operating subsidiary		(656)	(1,308)	2,438	(3,088)

Net operating income		19,262	12,332	50,590	30,667
Net realized gain on investments		286	4,303	286	4,538
Net unrealized depreciation of investments		(20,850)	(43,941)	(50,185)	(31,970)

Net (decrease) increase in shareholders’ equity resulting from operations		$(1,302)	$(27,306)	$691	$3,235

Net operating income per common share:	Basic	$0.57	$0.51	$1.68	$1.47
	Diluted	$0.56	$0.50	$1.66	$1.44

(Loss) earnings per common share:	Basic	$(0.04)	$(1.12)	$0.02	$0.16
	Diluted	$(0.04)	$(1.10)	$0.02	$0.15
Weighted average shares of common stock outstanding:	Basic	33,965	24,359	30,073	20,854
	Diluted	34,524	24,872	30,568	21,360

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred	Common Stock		Capital in Excess of	Notes Receivable From Sale of	Undistributed (Distributions in Excess of) Net Realized	Net unrealized Appreciation (Depreciation)	Total Shareholders’
	Stock	Shares	Amount	Par Value	Common Stock	Earnings	of Investments	Equity

Balance at January 1, 2000	--	18,252	$183	$255,922	$(23,052)	$1,080	$77,612	$311,745

Issuance of common stock under stock option plans	--	213	2	4,318	4,320	--	--	--
Issuance of common stock under the Dividend Reinvestment Plan	--	16	--	373	--	--	--	373
Issuance of common stock	--	6,325	63	122,081	--	--	--	122,144
Repayments of notes receivable from sale of common stock	--	--	--	--	1,162	--	--	1,162
Net increase in shareholders’ equity resulting from operations	--	--	--	--	--	35,205	(31,970)	3,235
Distributions	--	--	--	--	--	(28,996)	--	(28,996)

Balance at September 30, 2000	--	24,806	$248	$382,694	$(26,210)	$7,289	$45,642	$409,663

Balance at January 1, 2001	--	28,003	$280	$448,587	$(27,389)	$(341)	$24,030	$445,167

Issuance of common stock under stock option plans	--	656	7	13,597	(13,604)	--	--	--
Issuance of common stock under the Dividend Reinvestment Plan	--	20	--	532	--	--	--	532
Issuance of common stock	--	6,975	70	174,927	--	--	--	174,997
Repayments of notes receivable from sale of common stock	--	--	--	--	22,009	--	--	22,009
Net increase in shareholders’ equity resulting from operations	--	--	--	--	--	50,876	(50,185)	691
Distributions	--	--	--	--	--	(50,671)	--	(50,671)

Balance at September 30, 2001	--	35,654	$357	$637,643	$(18,984)	$(136)	$(26,155)	$592,725

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2001	2000
Operating activities:
Net increase in shareholders' equity resulting from operations	$691	$3,235
Adjustments to reconcile net increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized depreciation of investments	50,185	31,970
Net realized gain on investments	(286)	(4,538)
Accretion of loan discounts	(5,938)	(2,949)
Amortization of deferred finance costs	648	813
Increase in interest receivable	(5,063)	(2,593)
Increase in accrued payment-in-kind dividends and interest	(11,925)	(3,021)
Receipt of note for prepayment penalties	--	(884)
Increase in due from unconsolidated operating subsidiary	(5,198)	(6,913)
(Increase) decrease in other assets	(1,046)	523
Increase in other liabilities	1,195	1,804
Loss of unconsolidated operating subsidiary	2,438	3,088

Net cash provided by operating activities	25,701	20,535

Investing activities:
Proceeds from sale of investments	21,185	2,004
Principal repayments	22,783	16,162
Purchases of investments	(222,017)	(172,445)
Repayments of notes receivable issued in exchange for common stock	22,009	1,162

Net cash used in investing activities	(156,040)	(153,117)

Financing activities:
Issuance of notes payable	28,214	--
Repayments of notes payable	(5,046)	--
(Repayments on) drawings on revolving credit facility, net	(17,094)	57,068
Increase in deferred financing costs	293	--
Issuance of common stock	175,529	123,359
Distributions paid	(36,866)	(17,742)

Net cash provided by financing activities	145,030	162,685

Net increase in cash and cash equivalents	14,691	30,103
Cash and cash equivalents at beginning of period	11,192	2,037

Cash and cash equivalents at end of period	$25,883	$32,140

Supplemental Disclosures:
Cash paid for interest	$6,602	$4,359

Non-cash financing activities:
Notes receivable issued in exchange for common stock	$13,604	$4,320
Receipt of short term note in exchange for principal repayment of long term note	--	8,424
Issuance of common stock in conjunction with dividend reinvestment	532	373

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands except per share data)

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000

Per Share Data (1)
Net asset value at beginning of the period	$15.90	$17.08
Net operating income	1.68	1.47
Realized gain on investments	0.01	0.22
Net unrealized (depreciation) appreciation on investments	(1.67)	(1.53)

Net increase in shareholders' equity from operations	$0.02	$0.16
Issuance of common stock	1.89	0.58
Distribution of net investment income	(1.64)	(1.43)
Effect of antidilution (dilution)	0.45	(0.12)
Net asset value at end of period	$16.62	$16.51

Per share market value at beginning of period	$25.188	$22.750
Per share market value at end of period	$27.390	$23.688
Total return (2) (3)	15.25%	10.41%
Shares outstanding at end of period	35,654	24,806

Ratio/Supplemental Data
Net assets at end of period	$592,725	$409,663
Ratio of operating expenses to average net assets (2)	2.37%	2.66%
Ratio of net operating income to average net assets (2)	9.75%	8.50%

(1)   Basic per share data.

(2)   Amounts were not annualized for the results of the nine-month periods ended September 30, 2001 and 2000.

(3)   Total return equals the increase (decrease) of the ending market value over the beginning market value, plus dividends, divided by the beginning market value.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(In thousands except pre share data)

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

Note 3.   Investments

Summaries of the composition of the Company’s portfolio of publicly and non-publicly traded securities, excluding government securities, at September 30, 2001 and December 31, 2000 at cost and fair value are shown in the following table:

COST	September 30, 2001	December 31, 2000

Senior debt	13.5%	12.4%
Subordinated debt	61.5%	61.8%
Subordinated debt with non-detachable warrants	5.3%	6.9%
Preferred stock	4.2%	3.5%
Preferred stock with non-detachable common stock	0.1%	--
Common stock warrants	12.4%	13.1%
Common stock	3.0%	2.3%

FAIR VALUE	September 30, 2001	December 31, 2000

Senior debt	13.7%	11.8%
Subordinated debt	61.9%	58.2%
Subordinated debt with non-detachable warrants	5.4%	6.6%
Preferred stock	2.5%	3.3%
Preferred stock with non-detachable common stock	0.1%	--
Common stock warrants	13.4%	17.1%
Common stock	3.0%	3.0%

The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST	September 30, 2001	December 31, 2000

Manufacturing	65.6%	66.0%
Service	13.0%	7.8%
Wholesale & Retail	5.7%	7.5%
Information Technology	4.4%	5.0%
Transportation	3.9%	0.8%
Healthcare	3.6%	4.5%
Construction	3.5%	4.3%
Telecommunications	0.3%	0.4%
Internet	--	0.3%
Media	--	3.4%

FAIR VALUE	September 30, 2001	December 31, 2000

Manufacturing	65.3%	65.0%
Service	13.0%	7.2%
Wholesale & Retail	5.8%	7.4%
Information Technology	4.8%	4.9%
Transportation	4.0%	0.8%
Construction	3.4%	4.3%
Healthcare	3.3%	4.1%
Telecommunications	0.4%	2.8%
Internet	--	0.3%
Media	--	3.2%

Management expects that the largest percentage of the Company’s investments will continue to be in manufacturing companies, however, management intends to continue to diversify the Company’s portfolio and will explore new investment opportunities in a variety of industries.  The current investment composition within the manufacturing segment includes investments in 29 different manufacturing Standardized Industrial Classification (“SIC”) codes, with the largest percentage being 8% and 9% in SIC code 3531 (“Construction Machinery and Equipment”) as of September 30, 2001 and December 31, 2000, respectively.

The following table shows the portfolio composition by geographic location at cost and at fair value:

COST	September 30, 2001	December 31, 2000

Mid-Atlantic	26.6%	27.0%
South-Central	17.7%	11.1%
Southwest	17.3%	13.5%
Northeast	14.7%	18.1%
Southeast	13.9%	21.1%
North-Central	9.8%	9.2%

FAIR VALUE	September 30, 2001	December 31, 2000

Mid-Atlantic	26.8%	25.9%
Southwest	18.1%	13.3%
South-Central	17.8%	10.8%
Northeast	13.8%	18.2%
Southeast	13.2%	22.5%
North-Central	10.3%	9.3%

Note 4.   Investment in Unconsolidated Operating Subsidiary

As discussed in Note 2, ACFS is an operating subsidiary of the Company and is accounted for under the equity method effective October 1, 1997.

Condensed financial information for ACFS is as follows:

	September 30,	December 31, 2000
	2001
Assets
Investments in ACS Equities, LP, at fair value	$10,365	$10,365
Other assets, net	5,590	4,270

Total assets	$15,955	$14,635

Liabilities and Shareholder's Equity
Due to parent	$12,631	$7,433
Other liabilities	4,642	6,082
Shareholder's equity	(1,318)	1,120

Total liabilities and shareholder's equity	$15,955	$14,635

Three Months Ended September 30,

Three Months Ended September 30,

Nine Months Ended September 30,

Nine Months Ended September 30,

	2001	2000	2001	2000
Operating income	$2,516	$1,574	$9,095	$3,671
Operating expense	3,172	3,683	11,733	8,652
Net operating loss	(656)	(2,109)	(2,438)	(4,981)
Other income	--	801	--	1,893
Net loss	$(656)	$(1,308)	$(2,438)	$(3,088)

Note 5.   Borrowings

As of September 30, 2001, the Company, through ACAS Funding Trust I (“Trust I”), an affiliated business trust, had $50,908 in borrowings outstanding under a $225,000 revolving debt funding facility. The facility expires during April 2003.  The full amount of principal will be amortized over a 24-month period at the end of the term and interest is payable monthly.  Interest on borrowings under this facility is charged at one month LIBOR (2.63% at September 30, 2001) plus 125 basis points.  During the three and nine months ended September 30, 2001, the Company had weighted average outstanding borrowings under this facility of $33,547 and $59,875, respectively.  During the three and nine months ended September 30, 2000, the Company had weighted average outstanding borrowings under this facility of $95,206 and $87,960, respectively.

On December 20, 2000, the Company completed a $115,400 asset securitization.  In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 (“Trust II” and with Trust I, the “Trusts”), an affiliated business trust, and contributed to Trust II $153,700 in loans.  Subject to certain conditions precedent, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust II was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and  $38,300 of Class C notes were retained by an affiliate of Trust II.  The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  As of December 31, 2000, Trust II had issued all $69,200 of Class A notes, and $18,000 of Class B notes; in January 2001, Trust II issued the remaining $28,200 of the Class B notes.  The notes are backed by loans to 29 of the Company’s portfolio companies.  The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007.  The transfer of the assets to Trust II and the related sale of notes by Trust II have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 125.  Repayments received on the 29 loans are first applied to the Class A notes, and then to the Class B notes. Trust II enters into interest rate swaps in order to mitigate the related interest rate risk (see Note 7).  During the three and nine months ended September 30, 2001, the weighted average outstanding balance of the Class A and B notes was $110,754 and $109,542, respectively.

The weighted average interest rates on all of the Company’s borrowings, including amortization of deferred finance costs, for the three and nine months ended September 30, 2001 were 5.67% and 6.69%, respectively.  The weighted average interest rates for the three and nine months ended September 30, 2000 were 8.85% and 9.62%, respectively.

For the above borrowings, the fair value of the borrowings approximates cost.

Note 6.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Numerator for basic and diluted (loss) earnings per share	$(1,435)	$(27,306)	$557	$3,235

Denominator for basic weighted average shares	33,965	24,359	30,073	20,854

Employee stock options	270	139	207	87
Warrants	15	18	15	18
Contingently issuable shares	274	356	273	401

Dilutive potential shares	559	513	495	506
Denominator for diluted weighted average shares	34,524	24,872	30,568	21,360

Basic (loss) earnings per common share	$(0.04)	$(1.12)	$0.02	$0.16
Diluted (loss) earnings per common share	$(0.04)	$(1.10)	$0.02	$0.15

Note 7.   Interest Rate Risk Management

The Company and the Trusts enter into interest rate swap agreements with financial institutions as part of the Company’s strategy to manage interest rate risks and to fulfill their obligations under the terms of their revolving debt funding facility and asset securitization.  The Company and the Trusts use interest rate swap agreements for hedging and risk management only and not for speculative purposes.  As of September 30, 2001, the Company and the Trusts have entered into 17 interest rate basis swap agreements with an aggregate notional amount of $268,208.  Pursuant to these swap agreements, the Company and the Trusts pay either a variable rate equal to the prime lending rate (6.00% and 9.50% at September 30, 2001 and December 31, 2000, respectively) and receive a floating rate of the one-month LIBOR (2.63% and 6.57% at September 30, 2001 and December 31, 2000, respectively), or pay a fixed rate and receive a floating rate of the one-month LIBOR.  At September 30, 2001 and December 31, 2000, the swaps had a remaining weighted average maturity of approximately 4.9 and 5.6 years, respectively.  At September 30, 2001 and December 31, 2000, the fair value of the interest rate basis swap agreements represented a liability of $7,955 and $1,070, respectively.  The following table presents the notional principal amounts of interest rate swaps by class:

Type of Interest Rate Swap	Notional Value at September 30, 2001	Notional Value at December 31, 2000
Pay fixed, receive floating	$102,179	$102,123
Pay floating, receive floating	166,029	166,030
Total	$268,208	$268,153

Note 8.   Shareholders’ Equity

On September 12, 2001 the Company closed on the proceeds from the issuance of 1,800 shares of common stock for an aggregate purchase price of $50,850.  The Company used the proceeds from the offering to repay outstanding borrowings under its revolving debt funding facility.

On June 29, 2001 the Company closed on the proceeds from the issuance of 5,175 shares of common stock, including the excercise of the underwriters' option to acquire 675 additional shares, for an aggregate purchase price of $131,963. The Company used the proceeds from the offering to repay outstanding borrowings under its revolving debt funding facility.

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

Portfolio Composition

The Company’s primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable common or preferred stock warrants, preferred stock, and common stock.  The total portfolio value of investments in publicly and non-publicly traded securities was $727,181 and $582,108 at September 30, 2001 and December 31, 2000, respectively.  During the three and nine months ended September 30, 2001, the Company originated investments totaling $86,541 and $233,602, respectively, and advanced $5,932 and $12,624, respectively, in previously committed under working capital facilities.  Included in the $86,541 and $233,602 is $10,167 and $24,209 in funds committed but undrawn under credit facilities.  The weighted average effective interest rate on the investment portfolio was 13.7% and 14.6% at September 30, 2001 and December 31, 2000, respectively.

Results of Operations

The Company's financial performance, as reflected in its Statements of Operations, is composed of three primary elements. The first element, "Net operating income," is primarily the interest and dividends earned from investing in debt and equity securities and the equity in earnings of its unconsolidated operating subsidiary less the operating expenses of the Company. The second element is " Net unrealized depreciation of investments," which is the net change in the estimated fair value of the Company's portfolio assets at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is "Net realized gain on investments," which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company's balance sheet.

The operating results for the three and nine months ended September 30, 2001 and September 30, 2000 are as follows:

	Three Months Ended September 30,	Three Months Ended September 30	Nine Months Ended September 30,	Nine Months Ended September 30,
	2001	2000	2001	2000
Operating income	$23,074	$16,956	$65,306	$43,367
Operating expenses	3,156	3,316	12,278	9,612
Equity in loss of unconsolidated operating subsidiary	(656)	(1,308)	(2,438)	(3,088)

Net operating income	19,262	12,332	50,590	30,667
Net realized gain on investments	286	4,303	286	4,538
Net unrealized depreciation of investments	(20,850)	(43,941)	(50,185)	(31,970)

Net (decrease) increase in shareholders' equity resulting from operations	$(1,302)	$(27,306)	$691	$3,235

Total operating income is comprised of two components: interest and dividend income and loan fees.  During the three months ended September 30, 2001 (“Third Quarter 2001”), the Company recorded $22,796 in interest and dividends on non-publicly traded securities and $305 in interest on bank deposits and shareholder loans, offset by $501 of net interest rate swaps expense, compared to $15,554 in interest and dividends on non-publicly traded securities and $426 in interest on government agency securities, bank deposits, repurchase agreements and shareholder loans, offset by net interest rate swaps expense recorded in the three months ended September 30, 2000 (“Third Quarter 2000”).  For the nine months ended September 30, 2001 (“2001 YTD Period”), the Company recorded $62,974 in interest and dividends on non-publicly traded securities and $1,027 in interest on bank deposits and shareholder loans, offset by $528 of interest rate swaps expense; for the nine months ended September 30, 2000 (“2000 YTD Period”), the Company recorded $38,958 in interest and dividends on non-publicly traded securities and $1,154 in interest on government agency securities, bank deposits, repurchase agreements and shareholder loans, offset by net interest rate swaps expense.

  Total operating income for the Third Quarter 2001 increased $6,118, or 36%, compared to the Third Quarter 2000.  The increase in operating income for the Third Quarter 2001 is a result of the Company closing 37 investments in private companies totaling $318,552 between September 30, 2000 and September 30, 2001, net of a decrease in the prime lending rate from 9.50% at September 30, 2000 to 6.00% at September 30, 2001 and a decrease in loan fees.  As a result of the investment originations between September 30, 2000 and September 30, 2001, interest and dividend income increased approximately $6,620 compared to the Third Quarter 2000.  The decrease in the prime lending rate reduced interest income approximately $1,422 for the Third Quarter 2001 compared to the same period in 2000.  Loan fees for the Third Quarter 2001 decreased from $976 in the Third Quarter 2000 to $474 in the Third Quarter 2001 primarily due to a larger amount of buyout transactions in the Third Quarter 2001 compared to the Third Quarter 2000.  For these types of investments, loan processing and structuring fees are earned by the Company’s subsidiary, ACFS. Loan fees as a percentage of originations, exclusive of prepayment penalties, decreased from 1.3% in the Third Quarter 2000 to 0.5% in the Third Quarter 2001.

  For the 2001 YTD Period, total operating income increased $21,939, or 51%, over the same period in 2000.  The increase in operating income for the 2001 YTD Period is a result of the Company’s investment originations between September 30, 2000 and September 30, 2001 noted above, net of the decrease in the prime lending rate and the decrease in loan fees.  Interest and dividend income increased approximately $23,361 compared to the 2000 YTD Period due to the investment originations between September 30, 2000 and September 30, 2001.  The decrease in the prime lending rate reduced interest income approximately $3,192 for the 2001 YTD Period compared to the same period in 2000.  For the 2001 YTD Period, loan fees decreased to $1,833 from $3,255 during the same period in 2000 due to a decrease in prepayment penalties of $884 related to the repayment of the Company’s subordinated debt investment in Electrolux, LLC, and the larger amount of buyout transactions as noted above.  For the 2001 YTD Period, loan fees as a percentage of originations, exclusive of prepayment penalties, decreased to 0.5% from 1.4% during the same period in 2000.

Operating expenses for the Third Quarter 2001 decreased $160, or 5%, over the same period in 2000.  The decrease is primarily due to the decrease in salaries and benefits resulting from less incentive compensation awarded in the Third Quarter 2001. For the Third Quarter 2001 and the 2001 YTD Period, salaries and benefits expense decreased $313 and $28, respectively, over the comparable periods in 2000. The decrease is attributable to a decrease in incentive compensation awarded in the Third Quarter 2001. For the 2001 YTD Period, interest expense increased $2,153, or 34%, over the same period in 2000.  The increase is attributable to the increase in total weighted average outstanding borrowings from $87,960 during the nine months ended September 30, 2000 to $169,417 during the 2001 YTD period, net of the decrease in the effective borrowing rate from 9.62% for the 2000 YTD Period to 6.69% for the 2001 YTD Period.  General and administrative expenses increased from $522 in the Third Quarter 2000 to $737 in the Third Quarter 2001.  General and administrative expenses increased from $1,646 in the 2000 YTD Period to $2,187 in the 2001 YTD Period.  The increase for the three and nine months ended September 30, 2001 was due to higher facilities expenses, insurance, Board of Directors fees, and financial reporting expenses.

Equity in loss of unconsolidated operating subsidiary, which represents ACFS’s results, for the Third Quarter 2001 decreased from a loss of $1,308 in Third Quarter 2000 to a loss of $656 in the Third Quarter 2001.  For the Third Quarter 2001, ACFS’s results included $2,516 of operating income and $3,172 of operating expenses.  For the Third Quarter 2000, ACFS’s results included $1,574 of operating income, $3,683 of operating expenses and $801 in other income.  For the 2001 YTD Period, ACFS’s results included $9,095 of operating income and $11,533 of operating expenses; for the 2000 YTD Period, ACFS’s results included $3,671 of operating income, $8,652 of operating expenses, $1 of realized gains on investments, and $1,892 of other income.  The increase in ACFS’s operating income was primarily due to an increase in loan processing and structuring fees generated by the higher investment originations during the Third Quarter 2001.  Operating expenses for the Third Quarter 2001 decreased $511, or 14%, compared to the same period in 2000.  The decrease for the Third Quarter 2001 is due to a decrease in incentive compensation awarded, net of an increase in general and administrative expenses.  For the 2001 YTD Period, operating expenses increased $2,881, or 33%, compared to the same period in 2000.  The increase in operating expenses for the nine month period was due to the increase in salaries and benefits caused by an increase in incentive compensation awarded.  The higher operating income, offset by higher operating expenses and a decrease in other income, resulted in a $652 decrease in ACFS’s net loss in the Third Quarter 2001 compared to the Third Quarter 2000, and a $650 decrease in the net loss in the 2001 YTD Period compared to the 2000 YTD Period.

During the Third Quarter 2001, the Company recorded net realized gains of $21 on the repayment of its subordinated debt and the sale of its common stock warrants in The L.A. Studios, Inc, and $245 on the sale of a portion of the Company’s warrants in Cornell Companies, Inc.  The net realized gains on these transactions are comprised of the realization of unamortized loan discounts.

The change in unrealized depreciation of investments is based on portfolio asset valuations determined by the Company’s Board of Directors.  Unrealized depreciation of investments for the Third Quarter 2001 decreased $23,091 over the Third Quarter 2000.  Unrealized depreciation for the Third Quarter 2001 included valuation increases of $2,083 on investments in 5 portfolio companies and valuation decreases of $17,103 in 18 portfolio companies. The unrealized depreciation included $4,413 on the Company’s investment in Chromas Technologies,  $3,122 of depreciation on the Company’s investment in EuroCaribe Packing Company, Inc., $2,041 on the Company’s investment in Warner Power, LLC, $1,795 on the Company’s investment in o2wireless Solutions, Inc., and $5,830 of depreciation on interest rate swaps.  For the 2001 YTD Period, unrealized depreciation was comprised of valuation decreases of $47,420 on investments in 26 companies, including $13,747 on the Company’s investment in o2wireless Solutions, Inc., $5,913 on the Company’s investment in Chromas Technologies, $4,122 on the Company’s investment in EuroCaribe Packing Company, Inc., and $6,687 of depreciation on interest rate swaps, offset by valuation increases of $5,392 on investments in 6 companies, including $2,766 on the Company’s investment in TransCore Holdings, Inc.

Financial Condition, Liquidity, and Capital Resources

At September 30, 2001, the Company had $25,883 in cash and cash equivalents.  In addition, the Company had outstanding debt secured by assets of the Company of $50,908 under a $225,000 revolving debt funding facility and $110,368 under an asset securitization.  During the three and nine months ended September 30, 2001, the Company funded investments using draws on the revolving debt funding facility and proceeds from the asset securitization.

On September 12, 2001, the Company completed a public offering of its common stock and received net proceeds of approximately $50,850 in exchange for 1,800 common shares.  The proceeds from the offering were used to repay borrowings outstanding under its debt funding facility.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade.  The weighted average investment grade was 2.9 and 3.2 at September 30, 2001 and December 31, 2000, respectively.  As of September 30, 2001, three loans were on non-accrual status.  At September 30, 2001 and December 31, 2000, the Company’s portfolio was graded as follows:

	September 30, 2001		December 31, 2000
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$135,451	18.7%	$182,964	32.4%
3	467,801	64.6%	355,015	62.9%
2	111,798	15.4%	18,971	3.4%
1	9,407	1.3%	7,432	1.3%
	$724,457	100.0%	$564,382	100.0%

The amounts at September 30, 2001, and December 31, 2000 do not include the Company’s investments in Capital.com, Wrenchead.com, o2wireless Solutions, Inc., Electrolux, LLC, and ACS Equities, LP as the Company has only invested in the equity securities of these companies.  In addition, the amounts at September 30, 2001 do not include the Company’s equity investments in Westwind Group Holdings, Inc. and Gladstone Capital Corporation.

At September 30, 2001, one loan totaling $15,592 was 0-30 days past due, no loans were 61-120 days past due, and two loans totaling $24,067 were greater than 120 days past due.  At December 31, 2000, there were no loans 0-60 days past due, one loan totaling $3,214 was 61-90 days past due, and no loans were greater than 90 days past due.

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

As a result of the Company’s and the Trust's use of interest rate swaps, at September 30, 2001, approximately 56.7% of the Company’s interest bearing assets provided fixed rate returns and approximately 43.3% of the Company’s interest bearing assets provided floating rate returns.  Adjusted for the effect of interest rate swaps, at September 30, 2001, the Company had floating rate investments in debt securities with a face amount of approximately $182,000 and had total borrowings outstanding of approximately $161,000.  All of the Company’s outstanding debt at September 30, 2001 has a variable rate of interest based on one-month LIBOR.  As of September 30, 2001, the Company and the Trust had entered into seventeen interest rate basis swap agreements under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR.  The total notional amount of the swap agreements was approximately $268,000 and the agreements have a remaining term of approximately 4.9 years.  The Company intends to use derivative instruments for non-trading and non-speculative purposes only.

Recent Accounting Pronouncements

                The revised version of the AICPA Accounting and Audit Guide for Investment Companies (“the Guide”) is effective for annual financial statements issued for fiscal years beginning after December 15, 2000.  Management currently is in the process of determining the effects of the Guide.

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

                Not Applicable.

Item 5.            Other Information

                Not Applicable.

Item 6.            Exhibits and Reports on Form 8-K

                (a)           Exhibits

Exhibit

Number                  Description

10.1                         Strategic Relationship Agreement dated as of September 25, 2001 by and between the Company and Gladstone Capital Corporation.

10.2                         Release and Covenants Agreement dated as of August 7, 2001 by and between the Company and David J. Gladstone

                (b)           The registrant has not filed any reports on a Current Report on Form 8-K during the quarter for which this report 10-Q is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ John R. Erickson
John R. Erickson
Executive Vice President and
Chief Financial Officer
Date:	November 14, 2001