Form 10-K
period 2001-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2002-04-01
CIK 817473

As filed with the Securities and Exchange Commission on April 1, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

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

(301) 951-6122

(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

On March 20, 2002, the aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant was approximately $1,179,241,000 based upon a closing price of the Registrant’s common stock of $30.80 per share as reported on the NASDAQ Stock Market on that date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.) On March 20, 2002, there were 38,287,057 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2002 is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

PART I

Item 1.    Business of the Company

Background

                American Capital Strategies, Ltd., a Delaware corporation (the “Company”), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies.  On August 29, 1997, the Company completed an initial public offering (“IPO”) of 10,382,437 shares of its Common Stock and became a non-diversified, closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”).  As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies.  On June 28, 2001, the Company filed a shelf registration statement (the “Shelf Registration Statement”) with the United States Securities and Exchange Commission (“SEC”) with respect to the Company’s debt and equity securities. The Shelf Registration Statement allows the Company to sell its registered debt or equity securities on a delayed or continuous basis in an amount up to $500 million.

                The Company is principally engaged in providing senior debt, subordinated debt and equity to middle market companies in need of capital for management buyouts, including employee stock ownership plan (“ESOP”) buyouts, growth, acquisitions, liquidity and restructuring.  The Company is the parent of American Capital Financial Services (“ACFS”), an operating subsidiary principally engaged in providing financial advisory services to the Company’s portfolio companies.  The Company’s ability to fund the entire capital structure is an advantage in completing middle market transactions.  The Company generally invests up to $35 million in each transaction and, through ACFS, will arrange and secure capital for larger transactions.  The Company’s primary business objectives are to increase its net operating income and net asset value by investing its assets in senior debt, subordinated debt with warrants and equity of middle market companies with attractive current yields and potential for equity appreciation.  The Company’s loans typically range from $5 million to $35 million, mature in five to ten years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime rate, plus a margin.  The Company prices its debt and equity investments based on its analysis of each transaction.  As of December 31, 2001, the weighted average effective yield on the Company’s investments was 13.9%. From its formation in 1986 through the IPO, the Company arranged financing transactions aggregating over $400 million and invested in the equity securities of eight of those transactions.  From the IPO through December 31, 2001, the Company invested $169 million in equity securities and $843 million in debt securities of middle market companies including over $16 million in funds committed but undrawn under credit facilities.

The Company generally acquires equity interests in the companies from which it has purchased debt securities with the goal of enhancing its overall return.  As of December 31, 2001, the Company had a fully-diluted weighted average ownership interest of 36% in its portfolio companies.  The Company is prepared to be a long-term partner to its portfolio companies, thereby positioning the Company to participate in their future financing needs.  As of December 31, 2001, the Company has invested $106 million in follow-on investments.  In most cases, the Company receives rights to require the business to purchase the warrants and stock held by the Company (“Put Rights”) under various circumstances including, typically, the repayment of the Company’s loans or debt securities.  The Company may use its Put Rights to dispose of its equity interest in a business, although the Company’s ability to exercise Put Rights may be limited or nonexistent if a business is illiquid.  In most cases, the Company also receives the right to representation on the businesses’ board of directors.

The opportunity to liquidate its investments and realize a gain may occur if the business recapitalizes its equity, such as through a sale to new owners, or a public offering of its equity or if the Company exercises its Put Rights.  The Company generally does not have the right to require that a business undergo an initial public offering by registering securities under the Securities Act of 1933, as amended, but the Company generally does have the right to sell its equity interests in a public offering by the business to the extent permitted by the underwriters.

The Company makes available significant managerial assistance to its portfolio companies. Such assistance typically involves closely monitoring the operations of the company, hiring additional senior management, if needed, being available for consultation with its officers, assisting in developing the business plan and providing financial guidance and participating on the company’s board of directors. Providing assistance to its borrowers serves as an opportunity for the Company to assist in maximizing the value of the portfolio company.  At December 31, 2001, the Company had board seats on 44 out of 56 portfolio companies and had board observation rights on 6 of the remaining portfolio companies in which it has made investments.

Prior to the IPO, the Company established itself as a leading firm in structuring and obtaining funding for management and employee buyouts of subsidiaries, divisions and product lines being divested by larger corporations through the use of an ESOP.  The selling entities have included many nationally recognized companies.  In most of the ESOP transactions structured by the Company, the employees agree to restructure their wages and benefits so that overall cash compensation is reduced while contributions of stock are made to an ESOP.  The resulting company is structured so that the fair market value of stock contributed to the ESOP can be deducted from corporate income before paying taxes.  Restructuring employee compensation together with the ESOP tax advantages has the effect of improving the cash flow of the ESOP company.  The Company is a leading firm in structuring and implementing ESOP employee buyouts.  The Company believes that its ESOP knowledge and experience and its ability to fund transactions positions the Company favorably in the market place.

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

                The Company has a marketing department headed by a vice president of marketing, dedicated to maintaining contact with members of the referral network and receiving opportunities for the Company to consider.  During 2001, the marketing department received information concerning several thousand transactions for consideration.  Most of those transactions did not meet the Company’s criteria for initial consideration, but the opportunities that met those criteria were sent to the Company’s principals for further review and consideration.

                The Company’s executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, MD 20814 and its telephone number is (301) 951-6122.  In addition to its executive offices, the Company maintains offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago and Dallas.

Lending and Investment Decision Criteria

The Company reviews certain criteria in order to make investment decisions.  The criteria listed below provide a general guide for the Company’s lending and investment decisions, although not all criteria are required to be favorable in order for the Company to make an investment.

Operating History.  The Company focuses on target companies that have been in business from 5 to more than 50 years and have stable operating histories including a history of generating positive operating cash flow.  The Company will design the target company’s capital structure to enable the company to service and repay debt based on the Company’s assessment of the company’s current and projected operating cash flow.  The Company targets companies with significant market share in their products or services relative to their competitors.  In addition, the Company considers factors such as customer concentration, recession history, competitive environment and ability to sustain margins.  The Company does not intend to lend or invest in start-up or other early stage companies, or companies with insufficient cash flows to service debt.

Growth.  The Company considers a target company’s ability to increase its cash flow.  Anticipated growth is a key factor in determining the value ascribed to any warrants and equity interests acquired by the Company.

Liquidation Value of Assets.  Although the Company does not operate as an asset-based lender, liquidation value of the assets collateralizing the Company’s loans is an important factor in many credit decisions. Emphasis is placed both on tangible assets such as accounts receivable, inventory, plant, property and equipment as well as intangible assets such as customer lists, networks, databases and recurring revenue streams.

Experienced Management Team.  The Company requires that a potential recipient of the Company’s financing have a management team that has demonstrated the ability to execute the portfolio company’s objectives and implement its business plan.  The Company also requires that this management team be experienced and properly incentivized through a significant ownership interest in the portfolio company.

Exit Strategy.  Before making an investment, the Company analyzes the potential for the target company to experience a liquidity event that will allow the Company to realize value for its equity position.  Liquidity events include, among other things, a private sale of the Company’s financial interest, including a sale to the portfolio company through the exercise of Put Rights, a sale of the portfolio company, an initial public offering or a purchase by the portfolio company or one of its stockholders of the Company’s equity position.

Operations

Marketing and Origination Process.  The Company has 36 investment professionals and 15 accounting professionals involved in evaluating prospective investments and monitoring portfolio companies as of December 31, 2001, and intends to hire between 10 to 20 additional professionals during the next twelve months.  To source financing opportunities, the Company has a dedicated marketing department headed by a vice president who manages an extensive referral network comprised of venture capitalists, investment bankers, unions, attorneys, accountants, commercial bankers, business and financial brokers and existing ESOP companies.  The Company also has an extensive set of Internet websites that it uses to attract financing opportunities.

Approval Process.  The Company’s financial professionals review informational packages in search of potential financing opportunities and conduct a due diligence investigation of each applicant that passes an initial screening process.  This due diligence investigation generally includes one or more on-site visits, a review of the target company’s historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, background investigations on the management team and research on the applicant’s products, service and industry.  The Company engages professionals such as environmental consultants, accountants, lawyers, risk managers and management consultants to perform elements of the due diligence review as it deems appropriate.  Upon completion of a due diligence investigation, one of the Company’s principals prepares an investment committee report summarizing the target company’s historical and projected financial statements, industry, and management team and analyzing its conformity to the Company’s general investment criteria.  The principal then presents this profile to the Company’s Investment Committee.  The Company’s policy calls for the Investment Committee and the Company’s Board of Directors to approve each financing.

Portfolio Management.  In addition to the review at the time of original underwriting, the Company attempts to preserve and enhance the earnings quality of its portfolio companies through proactive management of its relationships with its portfolio companies.  This process includes attendance at portfolio company board meetings, management consultation and review and management of covenant compliance.  The Company’s investment and finance personnel regularly review portfolio company monthly financial statements to assess cash flow performance and trends, periodically evaluate the operations of the client, seek to identify industry or other economic issues that may adversely affect the client, and prepare quarterly summaries of the aggregate portfolio quality for management review.

Loan Grading

The Company evaluates and classifies all loans based on their current risk profiles.  The process requires the Director of Portfolio Monitoring to grade a loan on a scale of 1 to 4. Loans graded 4 involve the least amount of risk of loss, while loans graded 1 have the highest risk of loss.  The loan grade is then reviewed and approved by the Investment Committee and the Board of Directors.  This loan grading process is intended to reflect the performance of the portfolio company’s business, the collateral coverage of the loans and other factors considered relevant. For more information regarding the Company’s loan grading practices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Credit Quality.”

Competition

The Company competes with a large number of private equity and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks.  Some of the Company’s competitors are substantially larger and have considerably greater financial resources than the Company.  Competitors may have lower cost of funds and many have access to funding sources that are not available to the Company.  In addition, certain of the Company’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares.  There is no assurance that the competitive pressures the Company faces will not have a material adverse effect on its business, financial condition and results of operations.  In addition, because of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that the Company will be able to identify and make investments that satisfy its investment objectives or that the Company will be able to meet its investment goals.

Employees

                As of December 31, 2001, the Company had 68 employees, 36 of whom are investment professionals and 15 are accounting professionals involved in evaluating prospective investments and monitoring portfolio companies.  The Company believes that its relations with its employees are excellent.

The Company’s Operations as a BDC and RIC

As a BDC, the Company may not acquire any asset other than “Qualifying Assets” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company’s total assets.  The principal categories of Qualifying Assets relevant to the business of the Company are the following:

•                                          securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company.  An eligible portfolio company is defined as any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a small business investment company wholly-owned by the BDC, and (c) does not have any class of publicly-traded securities with respect to which a broker may extend credit;

•                                          securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

•                                          cash, cash items, Government securities, or high quality debt securities maturing in one year or less from the time of investment.

The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of the holders of the majority, as defined in the 1940 Act, of the Company’s outstanding voting securities.  Since the Company made its BDC election, it has not made any substantial change in its structure or in the nature of its business.

The Company operates so as to qualify as a RIC under the Code. Generally, in order to qualify as a RIC, the Company must continue to qualify as a BDC and distribute to shareholders in a timely manner, at least 90% of its “investment company taxable income” as defined by the Code.  Also, the Company must derive at least 90% of its gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to its business of investing in such stock or securities as defined by the Code.  Additionally, the Company must diversify its holdings so that (a) at least 50% of the value of the Company’s assets consists of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the Company’s assets and 10% of the outstanding voting securities of the issuer and (b) no more than 25% of the value of the Company’s assets (including those owned by ACFS) are invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or businesses.  If the Company qualifies as a RIC, it will not be subject to Federal income tax on the portion of its taxable income and net capital gains it distributes in a timely fashion to stockholders. In addition, with respect to each calendar year, if the Company distributes or is treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of its capital gain net income for each one-year period ending on October 31, and distributes 98% of its net ordinary income for such calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible Federal excise tax imposed with respect to certain undistributed income of RICs.

If the Company fails to satisfy the 90% distribution requirement or otherwise fails to qualify as a RIC in any taxable year, it will be subject to tax in such year on all of its taxable income, regardless of whether the Company makes any distribution to its stockholders. In addition, in that case, all of the Company’s distributions to its shareholders will be characterized as ordinary income (to the extent of the Company’s current and accumulated earnings and profits).

The Company’s wholly-owned subsidiary, ACFS, is a corporation under Subchapter C of the Code and is subject to corporate level Federal and state income tax.

Temporary Investments

Pending investment in other types of Qualifying Assets, the Company has invested its otherwise uninvested cash primarily in cash, cash items, government securities, agency paper or high quality debt securities maturing in one year or less from the time of investment in such high quality debt investments (“Temporary Investments”) so that at least seventy percent (70%) of its assets are Qualifying Assets.  Typically, the Company invests in U.S. Treasury bills.  Additionally, the Company may invest in repurchase obligations of a “primary dealer” in government securities (as designated by the Federal Reserve Bank of New York) or of any other dealer whose credit has been established to the satisfaction of the Board of Directors.  There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements.  A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate.  Such interest rate is effective for the period of time during which the investor’s money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security.  The Company requires the continual maintenance by its custodian or the correspondent in its account with the Federal Reserve/Treasury Book Entry System of underlying securities in an amount at least equal to the repurchase price.  If the seller were to default on its repurchase obligation, the Company might suffer a loss to the extent that the proceeds from the sale of the underlying securities were less than the repurchase price.  A seller’s bankruptcy could delay or prevent a sale of the underlying securities.

Leverage

For the purpose of making investments and to take advantage of favorable interest rates, the Company has issued, and intends to continue to issue, senior debt securities and other evidences of indebtedness, up to the maximum amount permitted by the 1940 Act, which currently permits the Company, as a BDC, to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of Senior Securities.  Such indebtedness may also be incurred for the purpose of effecting share repurchases.  As a result, the Company is exposed to the risks of leverage.  Although the Company has no current intention to do so, it has retained the right to issue preferred stock.  As permitted by the 1940 Act, the Company may, in addition, borrow amounts up to five percent (5%) of its total assets for temporary purposes.

Investment Objectives and Policies

The Company’s investment objectives are to achieve a high level of current income from the collection of interest, dividends and related fees, as well as long-term growth in its shareholders’ equity through the appreciation in value of the Company’s equity interests in the portfolio companies in which it invests.  The following restrictions, along with these investment objectives, are the Company’s only fundamental policies—that is, policies that may not be changed without the approval of the holders of the majority, as defined in the 1940 Act, of the Company’s outstanding voting securities.  The percentage restrictions set forth below other than the restriction pertaining to the issuance of Senior Securities, as well as those contained elsewhere herein, apply at the time a transaction is effected, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by the Company will not require the Company to dispose of portfolio securities or to take other action to satisfy the percentage restriction:

•                                          the Company will at all times conduct its business so as to retain its status as a BDC. In order to retain that status, the Company may not acquire any assets (other than non-investment assets necessary and appropriate to its operations as a BDC) if after giving effect to such acquisition the value of its Qualifying Assets amounts to less than 70% of the value of its total assets.  For a summary definition of Qualifying Assets, see “The Company’s Operations as a BDC and RIC.”  The Company believes that most of the securities it proposes to acquire (provided that the Company controls, or through its officers or other participants in the financing transaction, makes significant managerial assistance available to the issuers of these securities), as well as Temporary Investments, will generally be Qualifying Assets. Securities of public companies, on the other hand, are generally not Qualifying Assets unless they were acquired in a distribution, in exchange for or upon the exercise of a right relating to securities that were Qualifying Assets.

•                                          the Company may invest up to 100% of its assets in securities acquired directly from issuers in privately-negotiated transactions.  With respect to such securities, the Company may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the 1933 Act. The Company may invest up to 50% of its assets to acquire securities of issuers for the purpose of acquiring control (up to 100% of the voting securities) of such issuers. The Company will not concentrate its investments in any particular industry or group of industries.  Therefore, the Company will not acquire any securities (except upon the exercise of a right related to previously acquired securities) if, as a result, 25% or more of the value of its total assets (including assets held by ACFS) consists of securities of companies in the same industry.

•                                          the Company may issue Senior Securities to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary or emergency purposes.  As a BDC, the Company may issue Senior Securities up to an amount so that the asset coverage, as defined in the 1940 Act, is at least 200% immediately after each issuance of Senior Securities.

•                                          the Company will not (a) act as an underwriter of securities of other issuers (except to the extent that it may (i) be deemed an “underwriter” of securities purchased by it that must be registered under the 1933 Act before they may be offered or sold to the public or (ii) underwrite securities to be distributed to or purchased by stockholders of the Company in connection with offerings of securities by companies in which the Company is a stockholder); (b) purchase or sell real estate or interests in real estate or real estate investment trusts (except that the Company may purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments and may own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate); (c) sell securities short (except with regard to managing risks associated with publicly traded securities issued by portfolio companies); (d) purchase securities on margin (except to the extent that it may purchase securities with borrowed money); (e) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with its acquisition financing or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, or (ii) with regard to managing risks associated with publicly traded securities issued by portfolio companies); (f) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations); or (g) acquire more than 3% of the voting stock of, or invest more than 5% of its total assets in any securities issued by, any other investment company, except as they may be acquired as part of a merger, consolidation or acquisition of assets. With regard to that portion of the Company’s investments in securities issued by other investment companies it should be noted that such investments may subject the Company’s shareholders to additional expenses.

Investment Advisor

The Company has no investment advisor and is internally managed by its executive officers under the supervision of the Board of Directors.

Item 2.    Properties

Neither the Company nor its subsidiary owns any real estate or other physical properties materially important to the operation of the Company or its subsidiary.  The Company and its subsidiary lease office space in seven locations for terms ranging up to eight years.

Item 3.    Legal Proceedings

Although the Company and its subsidiary may, from time to time, be involved in litigation and claims arising out of their operations in the normal course of business, as of December 31, 2001, the Company and its subsidiary were not presently parties to any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2001, there were no matters submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Since the IPO, the Company has distributed, and currently intends to continue to distribute in the form of dividends, a minimum of 90% of its investment company taxable income on a quarterly basis to its shareholders. Net realized long-term capital gains may be retained to supplement the Company’s equity capital and support growth in its portfolio, unless the Board of Directors determines in certain cases to make a distribution. There is no assurance that the Company will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions.

The Company’s Common Stock is quoted on the Nasdaq Stock Market under the symbol ACAS. As of March 20, 2002, the Company had 383 shareholders of record and approximately 30,000 beneficial owners. The following table sets forth the range of high and low sales prices of the Company’s Common Stock as reported on the Nasdaq Stock Market and the dividends declared by the Company for the period from January 1, 1998 through March 20, 2002.

	Sale Price
	High	Low	Dividend Declared
1998
First Quarter	$22.50	$17.25	$0.25
Second Quarter	$24.63	$21.25	$0.29
Third Quarter	$24.25	$10.13	$0.32
Fourth Quarter	$18.44	$9.19	$0.48	(1)
1999
First Quarter	$19.00	$14.00	$0.41
Second Quarter	$21.25	$16.00	$0.43
Third Quarter	$20.00	$16.25	$0.43
Fourth Quarter	$23.13	$17.88	$0.47	(2)
2000
First Quarter	$26.81	$20.88	$0.45
Second Quarter	$27.75	$19.81	$0.49
Third Quarter	$26.00	$21.75	$0.49
Fourth Quarter	$26.00	$20.25	$0.74	(3)
2001
First Quarter	$27.88	$21.88	$0.53
Second Quarter	$28.10	$24.25	$0.55
Third Quarter	$29.50	$24.14	$0.56
Fourth Quarter	$29.89	$24.48	$0.66	(4)
2002
First Quarter (through March 20, 2002)	$31.66	$26.45	$0.59

(1)       Includes extra dividend of $0.11.

(2)       Includes extra dividend of $0.03.

(3)       Includes extra dividend of $0.22.

(4)       Includes extra dividend of $0.09.

Item 6.      Selected Financial Data

AMERICAN CAPITAL STRATEGIES, LTD.

Consolidated Selected Financial Data

The selected financial data should be read in conjunction with the Company’s financial statements and notes thereto. As discussed in Notes 1 and 2, the Company completed an initial public offering of its common stock on August 29, 1997 and on October 1, 1997 began to operate so as to qualify to be taxed as a RIC. As a result of the changes, the financial results of the Company for periods prior to October 1, 1997 are not comparable to periods commencing October 1, 1997 and are not expected to be representative of the financial results of the Company in the future.

(Dollars in thousands except per share data)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998	Three Months Ended December 31, 1997	Nine Months Ended September 30, 1997
Total operating income	$104,237	$70,052	$39,435	$22,206	$3,329	$2,901
Total operating expenses	32,612	27,382	16,365	8,160	1,635	2,651

Operating income before income taxes	71,625	42,670	23,070	14,046	1,694	250
Income tax benefit (expense)	—	2,000	912	261	(29)	—

Net operating income	71,625	44,670	23,982	14,307	1,665	250

Net realized gain on investments	5,369	4,539	3,636	—	—	—
(Decrease) increase in unrealized appreciation on investments	(58,389)	(53,582)	69,583	2,608	772	5,321

Income (loss) before income taxes	18,605	(4,373)	97,201	16,915	2,437	5,571
Income tax expense	—	—	—	—	—	(2,128)

Net increase (decrease) in shareholders’ equity resulting from operations	18,605	(4,373)	97,201	16,915	2,437	3,443

Per share data:
Net operating income:
Basic	$2.27	$2.00	$1.75	$1.29	$0.15
Diluted	$2.24	$1.96	$1.68	$1.25	$0.15
Net earnings (loss):
Basic	$0.59	$(0.20)	$7.07	$1.53	$0.22
Diluted	$0.58	$(0.19)	$6.80	$1.48	$0.21
Cash dividends	$2.30	$2.17	$1.74	$1.34	$0.21

Balance Sheet Data:
Total assets	$904,184	$613,999	$398,430	$275,051	$162,057	$154,322
Total shareholders’ equity	640,265	445,167	311,745	152,723	150,652	150,539

Other Data:
Number of portfolio companies at period end	55	46	36	15	3
Principal amount of loan originations	$331,300	$257,509	$139,433	$116,864	$16,817
Principal amount of loan repayments	$67,863	$30,860	$31,882	$1,719	$93
NOI as % of average equity(1)	13.1%	13.6%	12.6%	9.9%	1.2%
Return on equity(2)(3)	3.4%	(1.3)%	51.0%	11.7%	6.5%
Weighted average yield on investments	13.9%	14.6%	13.9%	13.0%	12.2%

(1)           Calculated before effect of appreciation (depreciation).

(2)           Amounts are annualized for the three months ended December 31, 1997.

(3)           Return represents net increase (decrease) in shareholders’ equity resulting from operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
(Dollars in thousands except per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially.  Among the factors that could cause actual results to differ materially are the following: changes in the economic conditions in which the Company operates negatively impacting the financial resources of the Company; certain of the Company’s competitors with substantially greater financial resources than the Company reducing the number of suitable investment opportunities offered to the Company or reducing the yield necessary to consummate the investment; volatility in the value of equity investments; increased costs related to compliance with laws, including environmental laws; general business and economic conditions and other risk factors described in the Company’s reports filed from time to time with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

Portfolio Composition

The Company’s primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable equity warrants, preferred stock, and common stock.  The total portfolio value of investments in publicly and non-publicly traded securities was $858,266 and $585,746 at December 31, 2001 and 2000, respectively.  During the years ended December 31, 2001, 2000, 1999, the Company made investments totaling $389,300, $275,500, and $175,800, including $6,500, $9,500, and $13,500, in funds committed but undrawn under credit facilities, respectively.  The weighted average effective interest rate on debt securities was 13.9%, 14.6%, and 13.9% at December 31, 2001, 2000, and 1999, respectively.

The Company seeks to be a long-term partner with its portfolio companies. As a long-term partner, the Company will invest capital in a portfolio company subsequent to the initial investment if the Company believes that it can achieve appropriate returns for its investment.  Add-on financings fund i) strategic acquisitions by the portfolio company of either a complete business or specific lines of a business that are related to the portfolio company’s business, ii) growth at the portfolio company such as product development or plant expansions, or iii) working capital for portfolio companies that need capital to fund operating costs, debt service, or growth in receivables or inventory.  The Company’s investments during the years ended December 31, 2001, 2000 and 1999 were as follows:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
New Portfolio Companies	$322,900	$224,800	$162,400
Add-On Financing for Acquisitions	28,400	25,400	11,400
Add-On Financing for Growth	15,200	10,500	2,000
Add-On Financing for Working Capital	22,800	14,800	—
Total	$389,300	$275,500	$175,800

Recent Accounting Pronouncements

The AICPA Audit and Accounting Guide for Investment Companies (“the Guide”) was revised and its changes are effective for the Company’s 2001 annual financial statements.  Changes to the Guide affect the Company in two areas: i) consolidation of operating subsidiaries and ii) the accounting for loan discounts and premiums.

In implementing the provisions of the Guide, the Company has consolidated its investment in ACFS.  Previously, the Company had accounted for its investment in ACFS under the equity method.  This change had no effect on net operating income or net asset value.  Prior year financial statements have been presented on a consolidated basis to conform to the current year’s presentation.

Under the provisions of the Guide, premiums and discounts on debt securities, including loan origination fees, are required to be amortized or accreted over the life of the investment using the effective interest method.  Pursuant to the prior Guide, the Company’s previous policy was to recognize loan origination fees when they were collected.

In adopting this new requirement, the Company calculated the cumulative effect of the change in accounting for origination fees for all loans originated through December 31, 2000, and recorded a $6,200 increase in the value of debt investments and a $6,200 increase in the corresponding debt discount.  In addition, the Company recorded an increase of $6,200 in net unrealized appreciation and a $6,200 decrease in distributions in excess of net realized earnings.  The net impact of these changes results in the Company’s net asset value remaining unchanged as specified in the guidance.  For the year ended December 31, 2001, the Company has recognized $1,840 of origination fees as discounts and accreted $941 of discounts into interest income using the effective interest method.  The impact of this change was a decrease in 2001 net operating income of $899.  Upon early repayment of loans, collections of unamortized discounts are recognized as realized gains.

Results of Operations

The Company’s consolidated financial performance, as reflected in its Consolidated Statements of Operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest and dividends earned from investing in debt and equity securities and financial advisory, transaction structuring and prepayment and other fees, less the operating expenses of the Company. The second element is “(Decrease) increase in net unrealized appreciation of investments,” which is the net change in the estimated fair values of the Company’s portfolio investments at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is “Net realized gain on investments,” which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company’s Consolidated Balance Sheets.

The consolidated operating results for the years ended December 31, 2001, 2000, and 1999 are as follows:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Operating income	$104,237	$70,052	$39,435
Operating expenses	32,612	27,382	16,365

Operating income before income taxes	71,625	42,670	23,070
Income tax benefit	—	2,000	912
Net operating income	71,625	44,670	23,982
Net realized gain on investments	5,369	4,539	3,636
(Decrease) increase in unrealized appreciation of investments	(58,389)	(53,582)	69,583
Net increase (decrease) in shareholders’ equity resulting from operations	$18,605	$(4,373)	$97,201

Operating Income and Expenses

Total operating income is comprised of two components: interest and dividend income and fees.  For the year ended December 31, 2001 (“2001”), the Company recorded $88,535 in interest and dividends on securities, and $1,599 in interest on bank deposits and shareholder loans, offset by $1,848 of expense for payments on interest rate swaps agreements.  For 2001, total operating income increased $34,185, or 49%, over the year ended December 31, 2000 (“2000”).  The increase in operating income for 2001 is a result of the increase in the Company’s weighted average investments at cost from $432,900 in 2000 to $727,400 in 2001 resulting from closing 36 investments in 2001 totaling $389,300 and net of the repayment of four investments in 2001 totaling $60,000, reduced by a decrease in the prime lending rate from 9.50% at December 31, 2000 to 4.75% at December 31, 2001.  Interest and dividend income increased approximately $29,553 compared to 2000 due to new investments in 2001, net of the decrease in the prime lending rate noted above.  The decrease in the prime lending rate reduced interest income approximately $4,713 for 2001 compared to 2000.  As noted below, interest expense also decreased by $1,458 in a result of the decrease in one-month London Interbank Offered Rate (“LIBOR”).  See “Interest Rate Risk” for a discussion of the Company’s use of interest rate swaps to mitigate the impact of interest rate changes on net operating income.  For 2001, fees increased to $15,951 from $11,319 in 2000.  Fees in 2001 were comprised of $12,384 transaction structuring fees, $1,950 financial advisory fees, and $1,617 prepayment and other fees.  In 2000, fees were comprised of $6,457 transaction structuring fees, $717 financial advisory fees, $2,812 loan origination fees and $1,333 prepayment and other fees.  The increase in both transaction structuring and financial advisory fees was due to an increase in the amount of buyout transactions closed in 2001 over 2000, and an increase in the total dollar volume of new investments in 2001 over 2000.

For 2000, the Company recorded $57,038 in interest and dividends on non-publicly traded securities, and $1,695 in interest on bank deposits, repurchase agreements, and shareholder loans.  For 2000, total operating income increased $30,617, or 78%, over the same period in 1999.  The increase in operating income for 2000 is a result of the increase in the Company's weighted average investments at cost from $279,700 in 1999 to $432,900 in 2000 resulting from closing 24 investments totaling $172 and an increase in the prime lending rate from 8.50% at December 31, 1999 to 9.50% at December 31, 2000.  Interest and dividend income increased approximately $27,900 compared to the year ended December 31, 1999 (“1999”) due to new investments in 2000 and the increase in the prime lending rate noted above.  The increase in the prime lending rate increased interest income approximately $1,495 for 2000 compared to 1999.  For 2000, fees increased to $11,319 from $8,602 in 1999.  In 2000, fees were comprised of $6,457 transaction structuring fees, $717 financial advisory fees, $2,812 loan origination fees and $1,333 of prepayment and other fees.  In 1999, fees were comprised of $5,739 transaction structuring fees, $1,939 loan origination fees and $924 prepayment and other fees.  Fees increased primarily due to an increase in the amount of buyout transactions closed in 2000 over 1999, and the increase in the total dollar volume new investments in 2000 over 1999.

Operating expenses for 2001 increased $5,230, or 19%, over 2000.  The increase is primarily due to an increase in salaries and benefits expense from $11,259 in 2000 to $14,571 in 2001 and an increase in general and administrative expenses from $6,432 in 2000 to $7,698 in 2001.  Operating expenses for 2001 consisted of $14,571 in salaries and benefits, $7,698 in general and administrative expenses, and $10,343 in interest expense.  Interest expense increased due to an increase in the Company’s weighted average borrowings from $97,588 in 2000 to $176,051 in 2001, net of a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 9.9% in 2000 to 5.9% in 2001.  General and administrative expenses increased primarily due to higher facilities expenses, insurance, Board of Directors fees, and financial reporting expenses.   Salaries and benefits expense increased due to an increase in employees from 58 at December 31, 2000 to 68 at December 31, 2001 and an increase in incentive compensation awarded from $5,724 awarded during 2000 to $6,181 awarded in 2001.

Operating expenses for 2000 increased $11,017, or 67%, over 1999.  The increase is primarily due to an increase in salaries and benefits expense from $7,479 in 1999 to $11,259 in 2000, and an increase in interest expense from $4,716 in 1999 to $9,691 in 2000.  Operating expenses for 2000 consisted of $11,259 in salaries and benefits, $6,432 in general and administrative expenses, and $9,691 in interest expense.  Interest expense increased due to an increase in the Company’s weighted average borrowings from $48,608 in 1999 to $97,588 in 2000.  In addition, the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, increased from 9.7% in 1999 to 9.9% in 2000.  General and administrative expenses increased primarily due to an increase in marketing expenses incurred to support the Company’s increased origination platform, increased professional and recruiting expenses to support the increase in the number of investment professionals at the Company, increased rent expense relating to the Company’s move to a larger Bethesda corporate office during the fourth quarter of 1999, and higher public reporting expenses.  Salaries and benefits increased due to an increase in employees from 39 at December 31, 1999 to 58 at December 31, 2000.

Net Realized Gains

During 2001, the Company exited its investment in Cornell Companies, Inc. (“Cornell”) through a sale of its common stock warrants and the prepayment of its subordinated debt.  The Company recognized a net realized gain of $2,140.  The realized gain was comprised of a $967 realization of unamortized original issue discount (“OID”) on the subordinated debt, $883 of gain on the common stock warrants, and $290 on the realization of unaccreted loan fees.  In December 2001, the Company sold its investment in BIW Connector Systems, LLC  (“BIW”).  The Company’s investment in BIW included senior debt and senior subordinated debt with common stock warrants.  The Company recognized a net realized gain of $1,823 which was comprised of a $217 realization of OID on the subordinated debt, $1,405 of gain on the common stock warrants, and $201 on the realization of unaccreted loan fees.  The Company converted its common stock investment in Mobile Tool, Inc. to subordinated debt by exercising its put rights and recognized a realized gain of $2,452 on this conversion.  The Company realized losses of $500 and $592 on the write-off of its common stock investments on the sale of Erie Forge, and on Biddeford Textile Corp., which filed for bankruptcy protection under Chapter 11.  The Company sold its common stock warrants in The L.A. Studios, Inc. and recognized a net realized gain of $24 which was comprised of a $126 realization of unamortized OID, and a $102 loss on the common stock warrants.

During 2000, one of the Company’s portfolio companies, o2wireless Solutions, Inc. (“o2wireless”), completed an initial public offering.  In conjunction with the offering, o2wireless repaid the Company’s $13,000 subordinated note.  In addition, the Company exercised and sold 180 of the 2,737 common stock warrants it owns.  As a result of these transactions, the Company recorded a realized gain of $4,303 which was comprised of $2,475 of previously unamortized OID and $1,828 of gain on the sale of the exercised warrants.  During 1999, the Company recorded realized gains on investments of $2,395 from the prepayment of $8,000 of subordinated debt by Specialty Transportation Services, Inc. (“STS”), and the sale of the Company’s common stock and warrant investments in STS, and a realized gain of $316 on the sale of its investment in Four-S Baking Company.

Unrealized Appreciation and Depreciation of Investments

The Company values its investment portfolio each quarter.  The portfolio analysts in the Company's finance department prepare the portfolio company valuations each quarter using the most recent portfolio company financial statements and forecasts.  These analysts will also consult with the respective principal who is managing the portfolio investment relationship to obtain further updates on the portfolio company performance, including information such as industry trends, new product development, and other operational issues.  The valuations are reviewed by the Company's senior management and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with the following valuation policy.

Investments are carried at fair value, as determined by the Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Debt and equity securities that are not publicly traded, or for which the Company has various degrees of trading restrictions, are valued at fair value as determined  in good faith by the Board of Directors.  In making such determination, the Board of Directors will value non-convertible debt securities at cost plus amortized OID, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

The unrealized appreciation of investments is based on portfolio asset valuations determined by the Company’s Board of Directors.  The following table itemizes the change in unrealized appreciation of investments and the net realized gains for the three years ended December 31, 2001:

	Number of Companies	Year Ended December 31, 2001	Number of Companies	Year Ended December 31, 2000	Number of Companies	Year Ended December 31, 1999
Gross unrealized appreciation of investments, excluding Capital.com	8	$8,347	17	$34,401	9	$7,357
Gross unrealized depreciation of investments, excluding Capital.com	38	(57,650)	8	(15,064)	8	(6,994)
Unrealized (depreciation) appreciation of Capital.com	1	(792)	1	(71,008)	1	71,008
Unrealized depreciation of interest rate swaps	—	(4,265)	—	(907)	—	(163)
Reversal of previously recorded unrealized appreciation upon a realization	7	(4,029)	—	(1,004)	2	(1,625)
Net (depreciation) appreciation of investments	54	$(58,389)	26	$(53,582)	20	$69,583

Net realized gain	7	$5,369	2	$4,539	2	$3,636

Capital.com, an Internet finance portal, was launched in July 1999 under the name AmericanCapitalOnline.com.  In December 1999, the assets of AmericanCapitalOnline.com were contributed to Capital.com, Inc., a newly formed entity, and the site was renamed Capital.com.  The total cost of the assets contributed to Capital.com by the Company was $1,492.  During December 1999, a subsidiary of First Union Corporation (“First Union”) invested $15,000 in Capital.com in exchange for a 15% common equity stake and warrants to acquire up to an additional 5% of the common equity at a nominal price.  The warrants were fully vested as of December 31, 2000.

In considering the appropriate valuation of this investment at December 31, 2001 and December 31, 2000, in addition to the value implied by First Union’s investment for a 15% equity interest, the Board of Directors considered several factors including:

•                                          The valuation of comparable public company entities;

•                                          The very early development stage of Capital.com;

•                                          An estimated value for the warrants issued to First Union and the uncertainty of a subsequent valuation of Capital.com affecting the number of shares for which such warrants could be exercised;

•                                          The valuation implied by comparable private company transactions.

Based on all these factors and others that were considered, the Board of Directors valued the investment in Capital.com at $700 at December 31, 2001.

Financial Condition, Liquidity, and Capital Resources

At December 31, 2001, the Company had $18,889 in cash and cash equivalents.  In addition, the Company had outstanding debt secured by assets of the Company of $147,646 under a $225,000 revolving debt funding facility and $103,495 under an asset securitization.  During the year ended December 31, 2001, the Company funded investments using draws on the revolving debt funding facility and proceeds from the asset securitization.

Capital Raising Activities

On June 26, 2001, the Company completed a public offering of its common stock and received net proceeds of approximately $109,100 in exchange for 4,500 common shares.  On June 29, 2001, the Company sold 675 shares of its common stock pursuant to the underwriter’s over-allotment option granted on June 26, 2001, and received net proceeds of approximately $16,400.  The proceeds from the offerings were used to repay borrowings outstanding under its revolving debt funding facility.

On September 12, 2001, the Company completed a public offering of its common stock and received net proceeds of approximately $49,500 in exchange for 1,800 common shares.  The proceeds from the offering were used to repay borrowings outstanding under its revolving debt funding facility.

On December 19, 2001, the Company completed a public offering of its common stock and received net proceeds of approximately $44,800 in exchange for 1,700 common shares.  On December 31, 2001, the Company sold 255 shares of its common stock pursuant to the underwriter’s over-allotment option granted on December 19, 2001, and received net proceeds of approximately $6,700.  The proceeds from the offerings were used to repay borrowings outstanding under its revolving debt funding facility

As a RIC, the Company is required to distribute annually 90% or more of its investment company taxable income and 98% of its net realized short-term capital gains to shareholders.  The Company provides shareholders with the option of reinvesting their distributions in the Company.  In 2001 and 2000, shareholders reinvested $1,048 and $742, respectively, in dividends.  Since the IPO, shareholders have reinvested $2,611 of dividends in the Company.  While the Company will continue to provide shareholders with the option of reinvesting their distributions in the Company, the Company has historically and anticipates having to issue debt or equity securities in addition to the above borrowings to expand its investments in middle market companies.  The terms of the future debt and equity issuances cannot be determined and there can be no assurances that the debt or equity markets will be available to the Company on terms it deems favorable.  The Company expects to have to raise between $475,000 and $550,000 in debt or equity capital during the year ended December 31, 2002 to fund its operations.  In March 2002, the Company completed a $147,300 asset securitization.

As a BDC, the Company’s asset coverage must be at least 200% after each issuance of Senior Securities.  As of December 31, 2001 and 2000, the Company’s asset coverage was approximately 360% and 400%, respectively.

Portfolio Credit Quality

Loan Grading and Performance

The Company grades all loans on a scale of 1 to 4.  This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.

Under this system, loans with a grade of 4 involve the least amount of risk in the Company’s portfolio.  The borrower is performing above expectations and the trends and risk factors are generally favorable.  Loans graded 3 involve a level of risk that is similar to the risk at the time of origination.  The borrower is performing as expected and the risk factors are neutral to favorable.  All new loans are initially graded 3.  Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased since origination.  The borrower may be out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due.  For loans graded 2, the Company’s management will increase procedures to monitor the borrower and the fair value generally will be lowered.  A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination.  Some or all of the debt covenants are out of compliance and payments are delinquent.  Loans graded 1 are not anticipated to be repaid in full and the Company will reduce the fair value of the loan to the amount it anticipates will be recovered.

 To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade.  The weighted average investment grade was 2.9 and 3.2 as of December 31, 2001, and 2000, respectively.  At December 31, 2001 and 2000, the Company’s investment portfolio was graded as follows:

	December 31, 2001		December 31, 2000
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$107,837	12.7%	$182,964	32.4%
3	529,167	62.1%	355,015	62.9%
2	206,921	24.3%	18,971	3.4%
1	8,392	0.9%	7,432	1.3%
	$852,317	100.0%	$564,382	100.0%

The amounts at December 31, 2001, and 2000 do not include the Company’s investments in Capital.com, Wrenchead.com, o2wireless, Electrolux, Westwind Group Holdings, Inc. and Gladstone Capital Corporation for which the Company has only invested in the equity securities of these companies.  Additionally, the amounts at December 31, 2000, do not contain the Company’s equity investment in Erie Forge and Steel, Inc.

                The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  The Company’s valuation analysis serves as a critical piece of data in this determination.  At December 31, 2001, four loans with a face amount of $49,900 were on non-accrual.  Three of the four loans are grade 2 loans, and one of the loans is a grade 1 loan.  Two of these loans totaling $9,900 with PIK interest features were on non-accrual.  At December 31, 2000, one grade 1 loan totaling $3,214 was on non-accrual.

During December 2001, the Company recapitalized two portfolio companies by trading subordinated debt for preferred stock.  $4,600 of subordinated debt in Chance Coach, Inc. and $5,600 of subordinated debt in EuroCaribe Packing Company, Inc. was swapped for preferred stock of the same face amount in each entity, respectively.

At December 31, 2001, and 2000, loans past due were as follows:

Days Past Due	Number of Loans	December 31, 2001	Number of Loans	December 31, 2000
1 - 30	1	$6,477	—	$——
31 - 60	1	$22,152	—	$——
61 - 90	1	$14,400	1	$3,214
Greater than 90	3	$40,119	—	$——

Of the loans past due, one loan totaling $10,000 was on non-accrual at December 31, 2001, and one loan totaling $3,214 was on non-accrual as of December 31, 2000.  Of the remaining past due loans, the Company believes that debt service collection is probable.  Subsequent to December 31, 2001, the $22,152 note between 31 and 60 days was brought current, and the $14,400 note between 61 and 90 days past due was brought current.

Credit Statistics

The Company monitors several key credit statistics that provide information about credit quality and portfolio performance.  These key statistics include

•                                          Debt to EBITDA Ratio - the sum of all debt with equal or senior security rights to the Company’s debt investments divided by the total adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the most recent twelve months or, when appropriate, the forecasted twelve months.

•                                          Interest Coverage Ratio - the total scheduled cash interest payments required to have been made by the portfolio company during the most recent twelve-month period divided by EBITDA.

•                                          Debt Service Coverage Ratio - the total scheduled principal amortization and the total scheduled cash interest payments required to have been made during the most recent twelve-month period divided by EBITDA.

The Company requires portfolio companies to provide annual audited and monthly unaudited financial statements.  Using these statements, the Company calculates the statistics described above.  Buyout and mezzanine funds typically adjust EBITDA due to the nature of change of control transactions.  Such adjustments are intended to normalize and restate EBITDA to reflect the proforma results of a company in a change of control transaction.  For purposes of analyzing the financial performance of the portfolio companies, the Company makes certain adjustments to EBITDA to reflect the proforma results of a company consistent with a change of control transaction.  The Company evaluates portfolio companies using an adjusted EBITDA measurement.  Adjustments to EBITDA may include anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items.

The statistics are weighted by the Company’s investment value for each portfolio company and do not include investments in which the Company holds only equity securities.  The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the aggregate investment portfolio as of the years ended December 31, 2001, 2000, 1999, and 1998.

In addition to these statistics, the company tracks its portfolio investments on a static-pool basis.  A static pool consists of the investments made during a given year ended.  The Pre-1999 static pool consists of the investments made from the time of the Company’s IPO through the year ended December 31, 1999.  The following table contains a summary of portfolio statistics as of the year ended December 31, 2001:

Portfolio Statistics On a Weighted Average Basis* ($ in millions):	Aggregate	2001 Static Pool	2000 Static Pool	1999 Static Pool	Pre - 1999 Static Pool
Original Investments at Cost	$1,012	$389	$275	$177	$171
Total Exits and Prepayments	$110	$—	$37	$17	$56
Realized Gain on Investments	$12	$—	$2	$4	$6
Current Cost of Original Investments	$873	$378	$234	$150	$111
Fair Value of Investments	$851	$379	$220	$152	$101
Non-Accruing Loans	$50	$—	$35	$4	$10

Interest Coverage	2.1	2.2	1.9	2.2	1.9
Debt Service Coverage	1.5	1.7	1.3	1.4	1.7
Debt to EBITDA	5.4	4.5	6.5	5.3	7.0
Investment Grade	2.9	3.0	2.7	3.1	2.4

Average Age of Companies**	44 Years	43 years	46 years	49 years	38 years
Total Sales**	$5,933	$2,681	$746	$1,508	$998
Average Sales**	$129	$168	$102	$92	$104
Total EBITDA**	$561	$248	$86	$152	$75
Average EBITDA**	$14	$19	$14	$10	$9
Ownership Percentage**	36%	35%	39%	41%	30%
% with Senior Lien***	21%	29%	21%	8%	21%
% with Senior or Junior Lien***	83%	71%	90%	92%	87%

*These amounts do not include investments in which the Company owns only equity.

**Includes the Company’s equity investment in Electrolux and o2wireless.

***As a percentage of the Company’s total debt investments.

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company’s Pre-1999 Static Pool as of the years ended December 31, 2001, 2000, 1999, and 1998:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company’s 1999 Static Pool as of the years ended December 31, 2001, 2000, and 1999:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company’s 2000 Static Pool as of the years ended December 31, 2001 and 2000:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company’s 2001 Static Pool as of December 31, 2001:

Impact of Inflation

Management believes that inflation can influence the value of the Company’s investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Interest Rate Risk

Because the Company funds a portion of its investments with borrowings under its revolving debt funding facility and asset securitization, the Company’s net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows.  The Company attempts to match fund its liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity.  The Company enters into interest rate basis swap agreements to match the interest rate basis of its assets and liabilities, thereby locking in the spread between its asset yield and the cost of its borrowings, and to fulfill its obligations under the terms of its revolving debt funding facility and term securitization.

As a result of the Company’s use of interest rate swaps, at December 31, 2001, approximately 57% of the Company’s interest bearing assets provided fixed rate returns and approximately 43% of the Company’s interest bearing assets provided floating rate returns.  Adjusted for the effect of interest rate swaps, at December 31, 2001, the Company had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of $302 million and had total borrowings outstanding of $251 million.  All of the Company’s outstanding debt at December 31, 2001 has a variable rate of interest based on one-month LIBOR.  Assuming no changes to the Company’s consolidated balance sheet at December 31, 2001, a hypothetical increase in one-month LIBOR by 100 basis points would increase net operating income by $500, or 1%, over the next twelve months compared to 2001 net operating income.  A hypothetical 100 basis point decrease in one-month LIBOR would decrease net operating income $500, or 1%, over the next twelve months compared to 2001 net operating income.

At December 31, 2001, the Company had entered into seventeen interest rate basis swap agreements with two large commercial banks under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR.  For those investments contributed to the term securitization, the interest swaps enable the Company to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitization.  In 2001, one-month LIBOR decreased from 6.57% at December 31, 2000 to 1.88% at December 31, 2001.  Because the Company entered into interest rate swaps in which it receives one-month LIBOR, the decrease in interest rates in 2001 reduced interest income from the investments in the term securitization by $1,458.  However, as the interest on borrowings under the term securitization is based on one-month LIBOR, the decrease in interest rates also reduced interest expense by $1,458, resulting in no impact on net operating income.  At December 31, 2001 the total notional amount of the swap agreements was $264 million and the agreements have a remaining term of approximately 4.6 years.  The following table presents the notional principal amounts of interest rate swaps by class:

Type of Interest Rate Swap	Number of Contracts	Notional Value at December 31,2001	Notional Value at December 31, 2000
Pay fixed, receive LIBOR floating	9	$102,919	$102,123
Pay prime floating, receive LIBOR floating	8	161,246	166,030
Total	17	$264,165	$268,153

Item 7a     Qualitative and Quantitative Disclosures About Market Risk

The Company considers its principal market risks to be the fluctuations of interest rates and the valuations of the investment portfolio.

Interest Rate Risk

                See discussion of interest rate risk above.

Portfolio Valuation

Investments are carried at fair value, as determined by the Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Debt and equity securities that are not publicly traded, or that the Company is restricted from trading, are valued at fair value as determined in good faith by the Board of Directors.  In making such determination, the Board of Directors will value non-convertible debt securities at cost plus amortized OID, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Item 8.      Financial Statements and Supplementary Data

Report of Independent Auditors

Board of Directors

American Capital Strategies, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital Strategies, Ltd., including the consolidated schedules of investments, as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001, and the consolidated financial highlights for each of the four years in the period then ended, and the three-months ended December 31, 1997. These financial statements and the financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital Strategies, Ltd. at December 31, 2001 and 2000, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 2001, and its consolidated financial highlights for each of the four years in the period then ended, and the three-months ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective for its 2001 annual financial statements, the Company adopted the provisions of the revised AICPA Audit and Accounting Guide, Audits of Investment Companies, requiring amortization and accretion of premiums and discounts on debt securities using the effective interest method.

/s/ Ernst & Young LLP

McLean, Virginia

February 5, 2002

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	December 31, 2001	December 31, 2000
Assets

Cash and cash equivalents	$18,890	$11,569
Investments at fair value (cost of $882,731 and $557,944, respectively)	858,266	585,746
Interest receivable	12,957	4,934
Other	14,071	11,750

Total assets	$904,184	$613,999

Liabilities and Shareholders’ Equity

Revolving credit facility	$147,646	$68,002
Notes payable	103,495	87,200
Accrued dividends payable	3,420	6,163
Other	9,358	7,467

Total liabilities	263,919	168,832

Commitments and Contingencies

Shareholders’ equity:

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized, and 38,017 and 28,003 issued and outstanding, respectively	380	280
Capital in excess of par value	699,291	448,587
Notes receivable from sale of common stock	(27,143)	(27,389)
Distributions in excess of net realized earnings	(3,823)	(95)
Net unrealized (depreciation) appreciation of investments	(28,440)	23,784

Total shareholders’ equity	640,265	445,167

Total liabilities and shareholders’ equity	$904,184	$613,999

See accompanying notes.

 AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2001

(Dollars in thousands)

Company	Industry	Investment	Cost		Fair Value
A&M Cleaning Products, Inc.	Manufacturing — Household Cleaning Products	Subordinated Debt	$5,070		$5,167
		Common Stock Warrants, 18.4% of Co. (1)	1,643		2,237
		Redeemable Preferred Stock	532		532
			7,245		7,936

A.H. Harris & Sons, Inc.	Wholesale & Retail — Construction Material	Subordinated Debt	9,434		9,525
		Common Stock Warrants, 10.0% of Co. (1)	534	`	1,050
			9,968		10,575

Aeriform Corporation (2)	Manufacturing — Packaged Industrial Gas	Senior Debt	5,159		5,160
		Subordinated Debt	22,022		22,097
		Common Stock Warrants, 50.1% of Co. (1)	4,360		4,360
		Redeemable Preferred Stock	101		101
			31,642		31,718

Atlantech International	Manufacturing — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants	13,094		13,188
		Common Stock Warrants, 6.5% of Co. (1)	6,007		5,675
		Redeemable Preferred stock with Non-Detachable Common Stock, 1.0% of Co.	1,027		701
			20,128		19,564

Auxi Health, Inc. (2)	Healthcare — Home Healthcare	Subordinated Debt	14,386		14,573
		Common Stock Warrants, 17.9% of Co. (1)	2,784		—
		Preferred Stock, 55.8% of Co. (1)	2,599		1,856
			19,769		16,429

Biddeford Textile Corp.	Manufacturing — Electronic Blankets	Senior Debt	2,746		2,772
		Common Stock Warrants, 10.0% of Co. (1)	1,100		—
			3,846		2,772

BLI Holdings Corp.	Manufacturing and Packaging — Personal Care Items	Subordinated Debt	12,153		12,153

Capital.com, Inc. (2)	Internet — Financial Portal	Preferred Stock, 85.0% of Co. (1)	1,492		700

Case Logic	Manufacturing — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co. (1)	20,630		20,826
		Preferred Stock, less than 0.1% of Co.	134		134
			20,764		20,960

Caswell-Massey Holdings Corp.	Wholesale & Retail — Toiletries	Senior Debt	1,065		1,065
		Subordinated Debt	1,803		1,836
		Common Stock Warrants, 24.0% of Co. (1)	552		581
			3,420		3,482

Chance Coach, Inc. (2)	Manufacturing — Buses	Senior Debt	9,615		9,655
		Subordinated Debt	8,583		9,174
		Common Stock Warrants, 43.0% of Co. (1)	4,041		3,469
		Redeemable Preferred Stock (1)	4,616		4,616
		Preferred Stock, Convertible into 20.0% of Co. (1)	2,080		2,080
		Common Stock, 20.4% of Co. (1)	1,896		1,645
			30,831		30, 639

Chromas Technologies (2)	Manufacturing — Printing Presses	Senior Debt	11,703		11,703
		Subordinated Debt	9,789		9,990
		Common Stock, 35.0% of Co. (1)	1,500		—
		Common Stock Warrants, 25.0% of Co. (1)	1,071		987
		Redeemable Preferred Stock, 40.0% of Co. (1)	6,258		1,930
			30,321		24,610

CST Industries, Inc.	Manufacturing — Bolted Steel Tanks	Subordinated Debt	7,969	7,969
		Common Stock Warrants, 13.0% of Co. (1)	1,090	1,737
			9,059	9,706

Confluence Holdings Corp.	Manufacturing — Canoes & Kayaks	Subordinated Debt	12,596	12,823
		Common Stock, less than 0.1% of Co. (1)	537	—
		Common Stock Warrants, 0.4% of Co. (1)	2,163	1,564
			15,296	14,387

Crosman Corporation	Manufacturing — Small Arms	Subordinated Debt	3,998	4,033
		Common Stock Warrants, 3.5% of Co. (1)	330	330
			4,328	4,363

Cycle Gear, Inc. (2)	Wholesale & Retail — Motor Cycle Accessories	Senior Debt	750	750
		Subordinated Debt	5,557	5,675
		Common Stock Warrants, 41.6% of Co. (1)	434	1,664
		Redeemable Preferred Stock	1,549	1,549
			8,290	9,638

Decorative Surfaces International, Inc. (2)	Manufacturing — Decorative Paper & Vinyl Products	Subordinated Debt	17,577	17,936
		Common Stock Warrants, 48.3% of Co. (1)	4,571	—
		Preferred Stock, Convertible into less than 0.1% of Co. (1)	803	—
			22,951	17,936

Dixie Trucking Company, Inc. (2)	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	5,134	5,168
		Common Stock Warrants, 49.0% of Co. (1)	141	—
			5,275	5,168

Electrolux, LLC	Manufacturing — Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	1,219

Erie County Plastics Corporation	Manufacturing — Molded Plastics	Subordinated Debt	9,122	9,197
		Common Stock Warrants, 8.7% of Co. (1)	1,170	1,027
			10,292	10,224

EuroCaribe Packing Company, Inc. (2)	Manufacturing — Meat Processing	Senior Debt	8,674	8,749
		Subordinated Debt	5,379	3,672
		Common Stock Warrants, 37.1% of Co. (1)	1,110	—
		Redeemable Preferred Stock (1)	4,302	—
			19,465	12,421

European Touch LTD. II (2)	Manufacturing— Salon Appliances	Senior Debt	9,452	9,452
		Subordinated Debt	11,282	11,282
		Common Stock Warrants, 71.0% of Co. (1)	3,856	3,856
		Common Stock, 29.0% of Co. (1)	1,500	1,500
			26,090	26,090

Fulton Bellows & Components, Inc. (2)	Manufacturing — Bellows	Senior Debt	15,321	15,324
		Subordinated Debt	6,602	6,893
		Common Stock Warrants, 26.4% of Co. (1)	1,305	1,197
		Preferred Stock, Convertible into 48.6% of Co. (1)	5,734	2,617
			28,962	26,031

Gladstone Capital Corporation	Investment Company	Common Stock, 3.0% of Co.	3,600	4,440

Goldman Industrial Group	Manufacturing — Machine Tools, Metal Cutting Types	Subordinated Debt (1)	27,066	26,109
		Common Stock Warrants, 15.0% of Co. (1)	2,822	—
			29,888	26,109

IGI, Inc.	Healthcare — Veterinary Vaccines	Subordinated Debt	5,564	5,627
		Common Stock Warrants, 17.0% of Co. (1)	2,003	1,725
			7,567	7,352

Iowa Molding Tool, Inc. (2)	Manufacturing — Specialty Equipment	Subordinated Debt	26,364	26,685
		Common Stock, 25.0% of Co. (1)	3,200	3,200
		Common Stock Warrants, 46.2% of Co. (1)	5,919	5,919
			35,483	35,804

JAAGIR, LLC	Service — IT Staffing & Consulting	Subordinated Debt	2,890	2,930
		Common Stock Warrants, 4.1% of Co. (1)	271	271
			3,161	3,201

JAG Industries, Inc. (2)	Manufacturing — Metal Fabrication & Tablet Manufacturing	Senior Debt	1,002	1,002
		Subordinated Debt	2,448	2,520
		Common Stock Warrants, 75.0% of Co. (1)	505	0
			3,955	3,522

Kelly Aerospace, Inc.	Manufacturing — General Aviation & Performance Automotive	Senior Debt	7,847	7,877
		Subordinated Debt	8,769	8,779
		Common Stock Warrants, 15.0% of Co. (1)	1,589	1,589
			18,205	18, 245

Lion Brewery, Inc. (2)	Manufacturing — Malt Beverages	Subordinated Debt	5,955	6,039
		Common Stock Warrants, 54.0% of Co. (1)	675	7,145
			6,630	13,184

Logex Corporation (2)	Industrial Gases — Transportation	Subordinated Debt	15,942	15,947
		Common Stock Warrants, 85.2% of Co. (1)	5,825	5,825
		Preferred Stock	2,984	2,984
			24,751	24,756

Lubricating Specialties Co.	Manufacturing — Lubricant & Grease	Subordinated Debt	14,750	14,864
		Common Stock Warrants, 21.0% of Co. (1)	791	791
			15,541	15,655

MBT International, Inc. (2)	Wholesale & Retail — Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,000	7,134
		Common Stock Warrants, 30.6% of Co. (1)	1,214	991
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	1,722
			13,764	13,147

Marcal Paper Mills, Inc. (2)	Manufacturing — Towel, Tissue & Napkin Products	Senior Debt	16,417	16,417
		Subordinated Debt	16,922	16,922
		Common Stock Warrants, 25.0% of Co. (1)	5,001	5,001
			38,340	38,340

Middleby Corporation	Manufacturing — Foodservice Equipment	Subordinated Debt	22,354	22,354
		Common Stock Warrants, 5.5% of Co. (1)	2,536	2,536
			24,890	24,890

Mobile Tool International, Inc.	Manufacturing — Aerial Lift Equipment	Subordinated Debt	2,699	2,699

New Piper Aircraft, Inc.	Manufacturing — Aircraft Manufacturing	Subordinated Debt	18,356	18,436
		Common Stock Warrants, 6.5% of Co. (1)	2,231	4,832
			20,587	23,268

Numatics, Inc.	Manufacturing — Pneumatic Valves	Senior Debt	31,197	31,197

o2wireless Solutions, Inc.	Telecommunications — Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,407	4,005

Omnova Solutions, Inc.	Manufacturing — Performance Chemicals and Decorative & Building Products	Subordinated Debt	5,663	5,663

Parts Plus Group	Wholesale & Retail — Auto Parts Distributor	Subordinated Debt (1)	4,681	2,706
		Common Stock Warrants, 5.0% of Co. (1)	333	—
		Preferred Stock, Convertible into 1.5% of Co. (1)	556	—
			5,570	2,706

Patriot Medical Technologies, Inc. (2)	Service — Repair Services	Senior Debt	2,315	2,315
		Subordinated Debt	2,758	2,825
		Common Stock Warrants, 15.1% of Co. (1)	612	510
		Preferred Stock, Convertible into 16.1% of Co.	1,195	283
			6,880	5,933

Plastech Engineered Products, Inc.	Manufacturing — Automotive Component Systems	Subordinated Debt	27,290	27,290
		Common Stock Warrants, 2.1% of Co. (1)	2,577	2,577
			29,867	29,867

Starcom Holdings, Inc.	Construction — Electrical Contractor	Subordinated Debt	21,267	21,516
		Common Stock, 2.6% of Co. (1)	616	116
		Common Stock Warrants, 16.2% of Co. (1)	3,914	3,068
			25,797	24,700

Sunvest Industries, LLC (2)	Manufacturing — Contract Manufacturing	Senior Debt	4,287	4,287
		Subordinated Debt	5,263	5,323
		Common Stock Warrants, 73.0% of Co. (1)	1,518	1,518
		Redeemable Preferred Stock (1)	347	347
			11,415	11,475

The Inca Group (2)	Manufacturing — Steel Products	Subordinated Debt	16,754	16,960
		Common Stock, 60.1% of Co. (1)	5,100	3,967
		Common Stock Warrants, 24.9% of Co. (1)	3,060	2,065
			24,914	22,992

The L.A. Studios, Inc.	Wholesale & Retail — Audio Production	Subordinated Debt	2,118	2,138

Texstars, Inc. (2)	Manufacturing — Aviation and Transportation Accessories	Senior Debt	15,055	15,064
		Subordinated Debt	6,988	6,990
		Common Stock, 39.4% of Co. (1)	1,500	1,500
		Common Stock Warrants, 40.5% of Co. (1)	1,542	1,542
			25,085	25,096

ThreeSixty Sourcing, Ltd.	Provider of Outsourced Manufacturing — Management Services	Senior Debt	14,925	14,926
		Subordinated Debt	18,606	18,608
		Common Stock Warrants, 5.0% of Co. (1)	1,386	1,386
			34,917	34,920

TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt	23,636	23,977
		Common Stock Warrants, 6.4% of Co. (1)	4,368	7,783
		Convertible Preferred Stock, 0.9% of Co.	2,900	2,900
			30,904	34,660

Tube City, Inc.	Manufacturing — Mill Services	Subordinated Debt	11,687	11,933
		Common Stock Warrants, 23.5% of Co. (1)	3,498	5,767
			15,185	17,700

Warner Power, LLC (2)	Manufacturing — Power Systems & Electrical Ballasts	Senior Debt	572	583
		Subordinated Debt	4,007	4,070
		Common Stock Warrants, 53.1% of LLC (1)	1,629	1,458
			6,208	6,111

Weston ACAS Holdings, Inc. (2)	Service — Environmental Consulting Services	Subordinated Debt	21,844	21,850
		Common Stock, 10.0% of Co. (1)	1,932	1,932
		Common Stock Warrants, 27.6% of Co. (1)	5,246	5,246
		Redeemable Preferred Stock	1,158	1,158
			30,180	30,186

Westwind Group Holdings, Inc.	Service — Restaurants	Preferred Stock, Convertible into less than 0.1% of Co.	3,530	1,117
		Common Stock, 10.0% of Co. (1)	—	—
			3,530	1,117

Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,919	—	(5,218)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $161,246	—	(315)
			—	(5,533)

Totals			$882,731	$858,266

(1) Non-income producing

(2) Affiliate, as defined by at least a 20% fully-diluted ownership of company

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2000

(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
A&M Cleaning Products, Inc.	Manufacturing — Household Cleaning Products	Subordinated Debt	$5,045	$5,045
		Common Stock Warrants, 21.9% of Co. (1)	1,643	2,237
		Redeemable Preferred Stock	447	447
			7,135	7,729

A.H. Harris & Sons, Inc.	Wholesale & Retail — Construction Material	Subordinated Debt	9,494	9,494
		Common Stock Warrants, 10.0% of Co. (1)	534	1,050
			10,028	10,544

Aeriform Corporation	Manufacturing — Packaged Industrial Gas	Subordinated Debt	8,346	8,346

Atlantech International	Manufacturing — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants	18,781	18,781
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.3% of Co.	1,007	1,007
			19,788	19,788

Auxi Health, Inc. (2)	Healthcare — Home Healthcare	Subordinated Debt	12,546	12,546
		Common Stock Warrants, 17.9% of Co. (1)	2,599	1,856
		Preferred Stock, Convertible into 55.8% of Co.	2,578	2,578
			17,723	16,980

Biddeford Textile Corp.	Manufacturing — Electronic Blankets	Senior Debt	1,552	1,552
		Common Stock Warrants, 10.0% of Co. (1)	1,100	942
		Common stock, 17.8% of Co. (1)	592	1,470
			3,244	3,964

BIW Connector Systems, LLC	Manufacturing — Specialty Connectors	Senior Debt	2,553	2,553
		Subordinated Debt	4,940	4,940
		Common Stock Warrants, 8.0% of Co. (1)	652	2,068
			8,145	9,561

Capital.com, Inc. (2)	Internet — Financial Portal	Preferred Stock, 85.0% of Co. (1)	1,492	1,492

Case Logic	Manufacturing — Storage Products Designer and Marketer	Subordinated Debt with Non-Detachable Warrants, 9.6% of Co.	19,958	19,958

Caswell-Massey Holdings Corp.	Wholesale & Retail — Toiletries	Senior Debt	1,833	1,833
		Subordinated Debt	1,745	1,745
		Common Stock Warrants, 24.0% of Co. (1)	552	1,092
			4,130	4,670

Centennial Broadcasting, Inc.	Media — Radio Stations	Subordinated Debt	18,778	18,778

Chance Coach, Inc. (2)	Manufacturing — Buses	Senior Debt	2,411	2,411
		Subordinated Debt	8,147	8,147
		Common Stock, 20.4% of Co. (1)	1,896	2,793
		Common Stock Warrants, 43.0% of Co. (1)	4,041	5,950
		Preferred Stock, Convertible into 20.0% of Co.	2,000	2,793
			18,495	22,094

Chromas Technologies (2)	Manufacturing — Printing Presses	Senior Debt	10,452	10,452
		Subordinated Debt	4,447	4,447
		Common Stock, 35.0% of Co. (1)	1,500	1,500
		Common Stock Warrants, 25.0% of Co. (1)	1,071	1,071
		Redeemable Preferred Stock, 40.0% of Co.	4,080	4,080
			21,550	21,550

Confluence Holdings Corp. (2)	Manufacturing — Canoes & Kayaks	Subordinated Debt	10,648	10,648
		Common Stock, 6.0% of Co. (1)	537	37
		Common Stock Warrants, 20.4% of Co. (1)	1,630	1,352
			12,815	12,037

(1) Non-income producing

(2) Affiliate, as defined by at least a 20% fully-diluted ownership of company

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2000

(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
Cornell Companies, Inc.	Service — Private Corrections	Subordinated Debt	$28,929	$28,929
		Common Stock Warrants, 2.2% of Co. (1)	1,102	1,071
			30,031	30,000

Crosman Corporation	Manufacturing — Small Arms	Subordinated Debt	3,854	3,854
		Common Stock Warrants, 3.5% of Co. (1)	330	330
			4,184	4,184

Cycle Gear, Inc. (2)	Wholesale & Retail — Motor Cycle Accessories	Senior Debt	750	750
		Subordinated Debt	4,344	4,344
		Common Stock Warrants, 34.0% of Co. (1)	374	884
			5,468	5,978

Decorative Surfaces International, Inc. (2)	Manufacturing — Decorative Paper & Vinyl Products	Subordinated Debt	12,878	12,878
		Common Stock Warrants, 42.3% of Co. (1)	4,571	—
		Preferred Stock, Convertible into 2.9% of Co.	803	—
			18,252	12,878

Dixie Trucking Company, Inc. (2)	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	4,079	4,079
		Common Stock Warrants, 32.0% of Co. (1)	141	553
			4,220	4,632

Electrolux, LLC	Manufacturing — Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	2,000

Erie County Plastics Corporation	Manufacturing — Molded Plastics	Subordinated Debt	8,920	8,920
		Common Stock Warrants, 8.0% of Co. (1)	1,170	1,170
			10,090	10,090

Erie Forge and Steel, Inc.	Manufacturing — Steel Products	Common Stock, 18.6% of Co. (1)	500	—

EuroCaribe Packing Company, Inc. (2)	Manufacturing — Meat Processing	Senior Debt	7,959	7,959
		Subordinated Debt	9,048	7,048
		Common Stock Warrants, 37.1% of Co. (1)	1,110	—
			18,117	15,007

Fulton Bellows & Components, Inc. (2)	Manufacturing — Bellows	Senior Debt	13,100	13,100
		Subordinated Debt	6,771	6,771
		Common Stock Warrants, 20.0% of Co. (1)	1,305	1,305
		Preferred Stock, Convertible into 40.0% of Co.	3,191	3,191
			24,367	24,367

Goldman Industrial Group	Manufacturing — Machine Tools, Metal Cutting Types	Subordinated Debt	27,280	27,280
		Common Stock Warrants, 15.0% of Co. (1)	2,822	2,822
			30,102	30,102

IGI, Inc.	Healthcare — Veterinary Vaccines	Subordinated Debt	5,294	5,294
		Common Stock Warrants, 18.7% of Co. (1)	2,003	1,878
			7,297	7,172

Iowa Mold Tooling, Inc. (2)	Manufacturing — Specialty Equipment	Subordinated Debt	23,562	23,562
		Common Stock, 28.7% of Co. (1)	3,200	3,200
		Common Stock Warrants, 53.0% of Co. (1)	5,918	5,918
			32,680	32,680

JAAGIR, LLC	Service — IT Staffing & Consulting	Subordinated Debt	2,789	2,789
		Common Stock Warrants, 4.0% of Co. (1)	271	271
			3,060	3,060

JAG Industries, Inc. (2)	Manufacturing — Metal Fabrication & Tablet Manufacturing	Senior Debt	1,142	1,142
		Subordinated Debt	2,446	2,446
		Common Stock Warrants, 75.0% of Co. (1)	505	—
			4,093	3,588

(1) Non-income producing

(2) Affiliate, as defined by at least a 20% fully-diluted ownership of company

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2000

(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
Lion Brewery, Inc. (2)	Manufacturing — Malt Beverages	Subordinated Debt	$5,996	$5,996
		Common Stock Warrants, 54.0% of Co. (1)	675	7,688
			6,671	13,684

Lubricating Specialties Co.	Manufacturing — Lubricant & Grease	Senior Debt	7,206	7,206
		Subordinated Debt	14,718	14,718
		Common Stock Warrants, 21.0% of Co. (1)	791	791
			22,715	22,715

MBT International, Inc. (2)	Wholesale & Retail — Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	6,810	6,810
		Common Stock Warrants, 30.6% of Co. (1)	1,214	1,214
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	2,250
			13,574	13,574

Mobile Tool International, Inc.	Manufacturing — Aerial Lift Equipment	Common Stock	246	2,168

New Piper Aircraft, Inc.	Manufacturing — Aircraft Manufacturing	Subordinated Debt	18,211	18,211
		Common Stock Warrants, 4.0% of Co. (1)	2,231	3,578
			20,442	21,789

o2wireless Solutions, Inc.	Telecommunications — Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,521	16,670

Parts Plus Group	Wholesale & Retail — Auto Parts Distributor	Subordinated Debt	4,329	4,329
		Common Stock Warrants, 3.6% of Co. (1)	333	333
		Preferred Stock, Convertible into 1.7% of Co. (1)	555	117
			5,217	4,779

Patriot Medical Technologies, Inc. (2)	Service — Repair Services	Senior Debt	2,805	2,805
		Subordinated Debt	2,767	2,767
		Common Stock Warrants, 15.0% of Co. (1)	612	612
		Preferred Stock, Convertible into 16.0% of Co.	1,104	1,104
			7,288	7,288

Starcom Holdings, Inc.	Construction — Electrical Contractor	Subordinated Debt	19,199	19,199
		Common Stock, 2.8% of Co. (1)	616	866
		Common Stock Warrants, 17.5% of Co. (1)	3,914	5,415
			23,729	25,480

Sunvest Industries, LLC (2)	Manufacturing — Contract Manufacturing	Senior Debt	5,000	5,000
		Subordinated Debt	5,295	5,295
		Common Stock Warrants, 73.0% of Co. (1)	705	705
		Redeemable preferred Stock (1)	1,000	1,000
			12,000	12,000

The Inca Group (2)	Manufacturing — Steel Products	Subordinated Debt	15,858	15,858
		Common Stock, 27.7% of Co. (1)	1,700	2,010
		Common Stock Warrants, 57.3% of Co. (1)	3,060	4,136
			20,618	22,004

The L.A. Studios, Inc.	Wholesale & Retail — Audio Production	Subordinated Debt	2,555	2,555
		Common Stock Warrants, 17.0% of Co. (1)	902	1,176
			3,457	3,731

TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt	22,908	22,908
		Common Stock Warrants, 10.2% of Co. (1)	4,686	5,369
		Redeemable Preferred Stock	571	571
			28,165	28,848

Tube City Olympic of Ohio, Inc.	Manufacturing — Mill Services	Senior Debt	7,909	7,909

(1) Non-income producing

(2) Affiliate, as defined by at least a 20% fully-diluted ownership of company

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2000

(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
Tube City, Inc.	Manufacturing — Mill Services	Subordinated Debt	$6,460	$6,460
		Common Stock Warrants, 14.8% of Co. (1)	2,523	3,040
			8,983	9,500

Warner Power, LLC (2)	Manufacturing — Power Systems & Electrical Ballasts	Senior Debt	1,125	1,125
		Subordinated Debt	3,959	3,959
		Common Stock Warrants, 53.1% of LLC (1)	1,629	4,587
			6,713	9,671

Westwind Group Holdings, Inc.	Service — Restaurants	Subordinated Debt	3,011	1,673
		Common Stock Warrants, 5.0% of Co. (1)	350	—
			3,361	1,673

Wrenchead.com, Inc.	Internet — Auto Parts Distributor	Common Stock, 1.0% of Co. (1)	—	104

Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,123	—	(582)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $166,030	—	(488)
			—	(1,070)

Totals			$557,944	$585,746

(1) Non-income producing

(2) Affiliate, as defined by at least a 20% fully-diluted ownership of company

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

		Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	Operating income:

	Interest and dividend income	$88,286	$58,733	$30,833
	Fees	15,951	11,319	8,602

	Total operating income	104,237	70,052	39,435

	Operating expenses:

	Interest	10,343	9,691	4,716
	Salaries and benefits	14,571	11,259	7,479
	General and administrative	7,698	6,432	4,170

	Total operating expenses	32,612	27,382	16,365

	Operating income before income taxes	71,625	42,670	23,070
	Income tax benefit	—	2,000	912

	Net operating income	71,625	44,670	23,982
	Net realized gain on investments	5,369	4,539	3,636
	(Decrease) increase in net unrealized appreciation of investments	(58,389)	(53,582)	69,583

	Net increase (decrease) in shareholders’ equity resulting from operations	$18,605	$(4,373)	$97,201

Net operating income per common share:	Basic	$2.27	$2.00	$1.75
	Diluted	$2.24	$1.96	$1.68

Earnings (loss) per common share:	Basic	$0.59	$(0.20)	$7.07
	Diluted	$0.58	$(0.19)	$6.80

	Weighted average shares of common stock outstanding:
	Basic	31,487	22,323	13,744
	Diluted	32,001	22,748	14,294

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock		Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	(Distributions in Excess of) Undistributed Net Realized Earnings	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 1999	$—	11,081	$111	$145,245	$(300)	$(116)	$7,783	$152,723

Issuance of common stock	—	5,605	57	89,151	—	—	—	89,208
Issuance of common stock under stock option plans	—	1,520	15	22,832	(22,752)	—	—	95
Issuance of common stock under the Dividend Reinvestment Plan	—	36	—	693	—	—	—	693
Repurchase of common stock warrants	—	—	—	(2,165)	—	—	—	(2,165)
Issuance of restricted shares	—	10	—	166	—	—	—	166
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	27,618	69,583	97,201
Distributions	—	—	—	—	—	(26,176)	—	(26,176)

Balance at December 31, 1999	$—	18,252	$183	$255,922	$(23,052)	$1,326	$77,366	$311,745

Issuance of common stock	—	9,430	94	185,224	—	—	—	185,318
Issuance of common stock under stock option plans	—	290	3	6,699	(6,702)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	31	—	742	—	—	—	742
Repayments of notes receivable from sale of common stock	—	—	—	—	2,365	—	—	2,365
Net decrease in shareholders’ equity resulting from operations	—	—	—	—	—	49,209	(53,582)	(4,373)
Distributions	—	—	—	—	—	(50,630)	—	(50,630)

Balance at December 31, 2000	$—	28,003	$280	$448,587	$(27,389)	$(95)	$23,784	$445,167

Issuance of common stock	—	8,930	90	226,243	—	—	—	226,333
Issuance of common stock under stock option plans	—	1,045	10	23,413	(23,423)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	39	—	1,048	—	—	—	1,048
Repayments of notes receivable from sale of common stock	—	—	—	—	23,669	—	—	23,669
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	76,994	(58,389)	18,605
Cumulative effect of change in accounting principle	—	—	—	—	—	(6,165)	6,165	—
Distributions		—	—	—	—	(74,557)	—	(74,557)

Balance at December 31, 2001	$—	38,017	$380	$699,291	$(27,143)	$(3,823)	$(28,440)	$640,265

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Operating activities:
Net increase (decrease) in shareholders’ equity resulting from operations	$18,605	$(4,373)	$97,201
Adjustments to reconcile net increase (decrease) in shareholders’ equity resulting from operations to net cash provided by operating activities:
Unrealized depreciation (appreciation) of investments	58,389	53,582	(69,583)
Net realized gain on investments	(5,369)	(4,538)	(3,636)
Accretion of loan discounts	(9,090)	(4,317)	(2,049)
Increase in accrued payment-in-kind dividends and interest	(15,713)	(5,550)	(3,038)
Collection of loan origination fees	1,840	—	—
Amortization of deferred finance costs	718	1,187	854
Increase in interest receivable	(8,022)	(2,518)	(856)
Receipt of note for prepayment penalty	—	(884)	—
Increase in other assets	(2,721)	(2,790)	(5,798)
(Decrease) increase in other liabilities	(2,374)	2,946	6,090

Net cash provided by operating activities	36,263	32,745	19,185

Investing activities:
Proceeds from sale of investments	9,952	2,004	27,823
Collection of payment-in-kind notes	5,008	1,261	—
Collection of accreted loan discounts	623	257	208
Principal repayments	67,863	30,603	31,674
Purchases of investments	(381,758)	(276,138)	(171,595)
Purchases of securities	—	—	(12,900)
Repayments of notes receivable issued in exchange for common stock	23,669	2,365	—

Net cash used in investing activities	(274,643)	(239,648)	(124,790)

Financing activities:
Repayments of short term notes payable, net	—	—	(5,000)
Proceeds from asset securitization	28,214	87,200	—
Drawings on (repayments of) revolving credit facilities, net	79,644	(10,543)	48,545
Repayment of notes payable	(11,919)	—	—
Increase in deferred financing costs	(319)	(2,243)	(2,427)
Issuance of common stock	227,381	185,318	89,451
Repurchase of common stock warrants	—	—	(2,165)
Distributions paid	(77,300)	(44,050)	(26,158)

Net cash provided by financing activities	245,701	215,682	102,246

Net increase (decrease) in cash and cash equivalents	7,321	8,779	(3,359)
Cash and cash equivalents at beginning of period	11,569	2,790	6,149

Cash and cash equivalents at end of period	$18,890	$11,569	$2,790

Supplemental Disclosures:
Cash paid for interest	$10,047	$7,830	$4,385

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$1,048	$742	$693
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$23,423	$6,702	$22,752
Net repayment of short term notes payable	$—	$—	$80,948
Receipt of short term note in exchange for principal repayment of long term note	$—	$8,424	$22,752

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share data)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998	Three Months Ended December 31, 1997
Per Share Data (2)
Net asset value at beginning of the period	$15.90	$17.08	$13.80	$13.61	$13.60
Net operating income (1)	2.27	2.00	1.79	1.30	0.16
Realized gain on investments	0.17	0.21	0.20	—	—
(Decrease) increase in unrealized appreciation on investments (1)	(1.85)	(2.41)	5.08	0.23	0.06
Net increase (decrease) in shareholders’ equity resulting from operations	$0.59	$(0.20)	$7.07	$1.53	$0.22
Issuance of common stock	1.79	0.70	0.71	—	—
Effect of antidilution (dilution)	0.86	0.49	(2.76)	—	—
Distribution of net investment income	(2.30)	(2.17)	(1.74)	(1.34)	(0.21)
Net asset value at end of period	$16.84	$15.90	$17.08	$13.80	$13.61
Per share market value at end of period	$28.35	$25.19	$22.75	$17.25	$18.13
Total return (3) (4)	22.33%	20.82%	44.36%	2.16%	22.23%
Shares outstanding at end of period	38,017	28,003	18,252	11,081	11,069

Ratio/Supplemental Data
Net assets at end of period	$640,265	$445,167	$311,745	$152,723	$150,652
Average Net assets	$542,716	$378,456	$232,234	$151,688	$150,596
Ratio of operating expenses, net of interest expense, to average net assets (5)	4.10%	4.68%	5.02%	5.34%	4.34%
Ratio of interest expense to average net assets	1.91%	2.56%	2.03%	0.04%	—
Ratio of operating expenses to average net assets (5)	6.01%	7.24%	7.05%	5.38%	4.34%
Ratio of net operating income to average net assets (5)	13.20%	11.80%	10.33%	9.43%	4.42%

(1)          Adoption of the provisions in the AICPA Audit and Accounting Guide for Investment Companies effective for the year ended December 31, 2001 decreased net operating income per share $0.03, and increased unrealized depreciation on investments per share for the year ended December 31, 2001.

(2)          Basic per share data.

(3)          Total return equals the increase (decrease) of the ending market value over the beginning market value plus reinvested dividends, divided by the beginning market value.

(4)   Amount was not annualized for the results of the three-month period ended December 31, 1997.

(5)   Amount was annualized for the results of the three-month period ended December 31, 1997.

See accompanying notes.

Note 1. Organization

American Capital Strategies, Ltd., a Delaware corporation (the “Company”), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies.  On August 29, 1997, the Company completed an initial public offering (“IPO”) of 10,382 shares of common stock (“Common Stock”), and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies.  As a result of the changes, the Company is operating as a holding company whose predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company’s assets in debt and equity of businesses. The Company’s investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders’ equity through appreciation in value of the Company’s equity interests.

The Company is the parent of American Capital Financial Services (“ACFS”) and through ACFS continues to provide financial advisory services to businesses, principally the Company’s portfolio companies.  The Company is headquartered in Bethesda, Maryland, and has offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, and Dallas.  The Company’s reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly owned subsidiary, ACFS (see Note 13).  The Company has no foreign operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States and Article 6 of Regulation S-X of the Code of Federal Regulations.  The Company consolidates its investment in ACFS.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  For debt and equity securities of companies that are not publicly traded, or for which the Company has various degrees of trading restrictions, the Company prepares an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities.  The methodologies consist of valuation estimates based on; valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company and the liquidation value of the company's assets.  The Company will use weighting of some or all of the above valuation methods.  In valuing convertible debt, equity or other securities the Company will value its equity investment based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value.  The Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount ("OID") to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the company.  If the estimated enterprise value is less than the outstanding debt of the company, the Board of Directors will reduce the value of the Company's debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned (see Note 3).

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.  OID is accreted into interest income using the effective interest method.  OID initially represents the value of equity warrants obtained in conjunction with the acquisition of debt securities.  Loan origination fees collected upon the funding of a loan are deferred and accreted into interest income over the life of the loan using the effective interest method.  Dividend income is recognized on the ex-dividend date.  The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  For loans with payment-in-kind (“PIK”) interest features, the Company bases income accruals on the valuation of the PIK notes received from the borrower.  If the portfolio company valuation indicates a value of the PIK notes that is not sufficient to cover the contractual interest, the Company will not accrue interest income on the notes.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring and prepayment premiums.  Financial advisory fees represent amounts received for providing advice and analysis to middle market companies and are recognized as earned based on services provided.  Transaction structuring fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed.  Prepayment premiums are recognized as they are received.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Investments

Realized gain or loss is recorded at the disposition of an investment and is the difference between the net proceeds from the sale and the cost basis of the investment using the specific identification method.  Unrealized appreciation or depreciation reflects the difference between the Board of Directors’ valuation of the investments and the cost basis of the investments.

Distributions to Shareholders

Distributions to shareholders are recorded on the ex-dividend date.

Federal Income Taxes

The Company operates to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.”  The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income; therefore, the statement of operations contains no provision for income taxes for the years ended December 31, 2001, 2000, and 1999.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Recent Accounting Pronouncements

The AICPA Audit and Accounting Guide for Investment Companies (“the Guide”) was revised and its changes are effective for the Company’s 2001 annual financial statements.  Changes to the Guide affect the Company in two areas: 1) consolidation of operating subsidiaries and 2) the accounting for loan discounts and premiums.

In implementing the provisions of the Guide, the Company has consolidated its investment in ACFS.  Previously, the Company had accounted for its investment in ACFS under the equity method.  This change had no effect on net operating income or net asset value.  Prior year financial statements have been presented on a consolidated basis to conform to the current year’s presentation.

Under the provisions of the Guide, premiums and discounts on debt securities, including loan origination fees, are required to be amortized or accreted over the life of the investment using the effective interest method.  Pursuant to the prior Guide, the Company’s previous policy was to recognize loan origination fees when they were collected.

In adopting this new requirement, the Company calculated the cumulative effect of the change in accounting for origination fees for all loans originated through December 31, 2000, and recorded a $6,200 increase in the value of debt investments and a $6,200 increase in the corresponding debt discount.  In addition, the Company recorded an increase of $6,200 in net unrealized appreciation and a $6,200 decrease in distributions in excess of net realized earnings.  The net impact of these changes results in the Company’s net asset value remaining unchanged as specified in the guidance.  For the year ended December 31, 2001, the Company has recorded $1,840 of origination fees as discounts and accreted $941 of discounts into interest income using the effective interest method.  The impact of this change was a decrease in 2001 net operating income of $899, an increase in unrealized depreciation of $1,334, and an increase in net realized gains of $517.  Upon early repayment of loans, collections of unamortized discounts are recognized as realized gains.

Note 3. Investments

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $863,799 as of December 31, 2001. These securities consist of senior debt, subordinated debt with equity warrants, preferred stock and common stock.  The debt securities have effective interest rates ranging from 5.3% to 32.4% and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower.  The Company’s investments in equity warrants, common stock, and certain investments in preferred stock do not produce current income.  The net unrealized appreciation in investments for Federal income tax purposes is the same as for book purposes.  At December 31, 2001, one loan with a principal balance of $6,477 was 0-30 days past due, one loan with a principal balance of $22,152 was 31-60 days past due, one loan with a principal balance of $14,400 was 61-90 days past due, and three loans with a total principal balance of $40,119 were greater than 90 days past due.  In addition, four of the Company’s investments with a total principal balance of $49,900 are on non-accrual status.

Summaries of the composition of the Company’s portfolio of publicly and non-publicly traded securities as of December 31, 2001 and 2000 at cost and fair value are shown in the following table:

COST	December 31, 2001	December 31, 2000
Senior debt	18.3%	12.4%
Subordinated debt	57.7%	61.8%
Subordinated debt with non-detachable warrants	4.5%	6.9%
Preferred stock	4.9%	3.5%
Common stock warrants	12.0%	13.1%
Common stock	2.6%	2.3%

FAIR VALUE	December 31, 2001	December 31, 2000
Senior debt	18.7%	11.8%
Subordinated debt	58.7%	58.2%
Subordinated debt with non-detachable warrants	4.6%	6.6%
Preferred stock	2.9%	3.3%
Common stock warrants	12.8%	17.1%
Common stock	2.3%	3.0%

The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST	December 31, 2001	December 31, 2000
Manufacturing	72.1%	66.0%
Wholesale & Retail	9.1%	7.5%
Service	5.0%	7.8%
Information Technology	3.5%	5.0%
Transportation	3.4%	0.8%
Healthcare	3.1%	4.5%
Construction	2.9%	4.3%
Financial Services	0.4%	0.0%
Telecommunications	0.3%	0.4%
Internet	0.2%	0.3%
Media	0.0%	3.4%

FAIR VALUE	December 31, 2001	December 31, 2000
Manufacturing	71.8%	65.0%
Wholesale & Retail	9.2%	7.4%
Service	4.7%	7.2%
Information Technology	4.0%	4.9%
Transportation	3.5%	0.8%
Construction	2.9%	4.3%
Healthcare	2.8%	4.1%
Financial Services	0.5%	0.0%
Telecommunications	0.5%	2.8%
Internet	0.1%	0.3%
Media	0.0%	3.2%

Management expects that the largest percentage of its investments will continue to be in manufacturing companies, but diversified into different sectors as defined by Standardized Industrial Classification  (“SIC”) codes.  The current investment composition within the manufacturing segment includes investments in 33 different manufacturing SIC codes, with the largest percentages being 5.9% in SIC code 2600 (“Paper and Allied Products”), and 9.1% in SIC code 3531 (“Construction Machinery and Equipment”) as of December 31, 2001 and 2000, respectively.

The following table shows the portfolio composition by geographic location at cost and at fair value:

COST	December 31, 2001	December 31, 2000
Northeast	22.8%	18.1%
Mid-Atlantic	22.5%	27.0%
Southeast	16.0%	21.1%
Southwest	14.6%	13.5%
North-Central	14.5%	9.2%
South-Central	9.6%	11.1%

FAIR VALUE	December 31, 2001	December 31, 2000
Northeast	27.1%	18.2%
Mid-Atlantic	17.4%	25.9%
Southeast	16.2%	22.5%
Southwest	14.9%	13.3%
North-Central	14.8%	9.3%
South-Central	9.6%	10.8%

Note 4. Commitments and Obligations

Borrowings

As of December 31, 2001 and 2000, the Company, through ACAS Funding Trust I (“Trust I”), an affiliated business trust, had $147,600 and $68,000, respectively, in borrowings outstanding under a $225,000 revolving debt-funding facility. The facility expires during April 2003.  Trust I is collateralized by $494,900 of the Company’s loans.  The full amount of principal will be amortized over a 24-month period at the end of the term and interest is payable monthly.  Interest on borrowings under this facility is charged at one month LIBOR (1.88% at December 31, 2001) plus 125 basis points.  During the years ended December 31, 2001 and 2000, the Company had weighted average outstanding borrowings under this facility of $66,600 and $94,700, respectively.

On December 20, 2000, the Company completed a $115,400 asset securitization.  In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 (“Trust II”), an affiliated business trust, and contributed to Trust II $153,700 in loans.  Subject to certain conditions precedent, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust II was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and  $38,300 of Class C notes were retained by an affiliate of Trust II.  The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  As of December 31, 2000, Trust II had issued all $69,200 of Class A notes, and $18,000 of Class B notes; in January 2001, Trust II issued the remaining $28,200 of the Class B notes.  The notes are backed by loans to 29 of the Company’s portfolio companies.  The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007.  The transfer of the assets to Trust II and the related sale of notes by Trust II have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  Repayments received on the loans are first applied to the Class A notes, and then to the Class B notes.  As required by the terms of Trust II, the Company has entered into interest rate swaps to mitigate the related interest rate risk (see Note 8).  During the years ended December 31, 2001 and 2000, the weighted average outstanding balance of the Class A and B notes was $109,448 and $2,859, respectively.  At December 31, 2001 and 2000 total borrowings outstanding under the asset securitization was $103,495 and $87,200, respectively.

The weighted average interest rates on all of the Company’s borrowings, including amortization of deferred finance costs, for the years ended December 31, 2001, 2000, and 1999 were 5.88%, 9.93%, and 9.70% respectively.

For the above borrowings, the fair value of the borrowings approximates cost.

Commitments

The Company has non-cancelable operating leases for office space and office equipment.  The leases expire over the next eight years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2001, 2000, and 1999 was approximately $1,507, $797, and $643, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2001 were as follows:

2002	$1,398
2003	1,382
2004	1,310
2005	532
2006 and thereafter	2,126
Total	$6,748

In addition, at December 31, 2001, the Company had commitments under loan agreements to fund up to $8,609 to three portfolio companies.  These commitments are composed of two working capital credit facilities and one acquisition credit facility.  The commitments are subject to the borrowers meeting certain criteria.  The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company’s portfolio.  The contractual payment terms of the Company’s borrowings and operating lease obligations at December 31, 2001 are as follows:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Debt Funding Facility	$147,646	$—	$147,646	$—	$—
Notes Payable	103,495	6,534	84,396	12,565	—
Operating Leases	6,748	1,398	3,224	1,060	1,066

Note 5. Stock Option Plan

The Company applies APB No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its stock-based compensation plan.  In accordance with SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company elected to continue to apply the provisions of APB 25 and provide pro forma disclosure of the Company’s consolidated net operating income and net increase (decrease) in shareholders’ equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123.  The 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of options to purchase up to 1,328 shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to employees of the Company. In May 1998, the Company authorized 500 additional shares to be granted under the 1997 Plan.  During May 2000, shareholders approved the 2000 Stock Option Plan (the “2000 Plan”) which provided for the granting of options to purchase 2,000 shares of common stock.  In May 2001, the Company authorized 1,800 additional shares to be granted under the 2000 Plan.  As of December 31, 2001, there are 94 and 181 shares available to be granted under the 1997 and 2000 Plans, respectively.

On November 6, 1997, the Board of Directors authorized the establishment of a stock option plan for the non-employee directors (the “Director Plan”). Shareholders at the annual meeting held on May 14, 1998 approved the Director Plan.  The Company received approval of the plan from the Securities and Exchange Commission on May 14, 1999.   The Company has issued from 15 to 20 options to each of the non-employee directors for a total grant of 125 options.  At December 31, 2001, there are 25 shares available for grant under the Director Plan.

Options granted under the 1997 and 2000 Plans may be either incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options; options granted under the Director Plan are nonstatutory stock options.  Only employees of the Company and its subsidiaries are eligible to receive incentive stock options under the 1997 and 2000 Plans.  Options under both the 1997 and 2000 Plans and the Director Plan generally vest over a three-year period.  Incentive stock options must have a per share exercise price of no less than the fair market value on the date of the grant.  Nonstatutory stock options granted under the 1997 and 2000 Plans and the Director Plan must have a per share exercise price of no less than the fair market value on the date of the grant.  Options granted under both plans may be exercised for a period of no more than ten years from the date of grant.  The following table summarizes the effect of incentive stock options on consolidated net operating income and the increase (decrease) in shareholders’ equity resulting from operations:

	Year Ended December 31,2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Net operating income
As reported	$71,625	$44,670	$23,982
Pro forma	$59,786	$37,477	$21,964
Net increase (decrease) in shareholders’ equity resulting from operations
As reported	$18,605	$(4,373)	$97,201
Pro forma	$6,766	$(11,566)	$95,183

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase (decrease) in shareholders’ equity resulting from operations for future years.

For options granted during the year ended December 31, 2001, the Company estimated a fair value per option on the date of grant of $5.07 using a Black-Scholes option pricing model and the following assumptions: dividend yield 8.1%, risk-free interest rate 4.3%, expected volatility factor ..41, and expected lives of the options of 5 years.

For options granted during the year ended December 31, 2000, the Company estimated a fair value per option on the date of grant of $4.72 using a Black-Scholes option pricing model and the following assumptions: dividend yield 8.6%, risk-free interest rate 5.0%, expected volatility factor ..43, and expected lives of the options of 5 years.

For options granted during the year ended December 31, 1999, the Company estimated a fair value per option on the date of grant of $6.12 using a Black-Scholes option pricing model and the following assumptions: dividend yield 7.7%, risk-free interest rate 6.4%, expected volatility factor ..32, and expected lives of the options of 7 years.

A summary of the status of the Company’s stock option plans as of and for the years ended December 31, 2001 and 2000 is as follows:

	Year Ended December 31, 2001		Year Ended December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	1,504	$21.97	354	$17.60
Granted	2,335	$26.42	1,529	$22.81
Exercised	(1,045)	$22.84	(290)	$21.53
Canceled	(154)	$22.62	(89)	$20.47

Options outstanding, end of year	2,640	$25.52	1,504	$21.97

Options exercisable at year end	2,616		1,459

The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding

Options Exercisable

Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$15.00 to $21.99	101	6.9 Years	$18.86	88	$18.45
$22.00 to $22.99	529	8.4 Years	$22.83	519	$22.83
$23.00 to $25.99	478	9.2 Years	$25.18	478	$25.18
$26.00 to $27.99	1,085	9.4 Years	$26.23	1,084	$26.23
$28.00 to $28.88	447	9.9 Years	$28.87	447	$28.87

$15.00 to $28.88	2,640	9.2 Years	$25.52	2,616	$25.55

During 2001 and 2000, the Company issued 1,045 and 290 shares, respectively, of common stock to employees of the Company, pursuant to option exercises, in exchange for notes receivable totaling 23,423 and $6,702, respectively.  These transactions were executed pursuant to the 2000 and the 1997 Plans, which allow the Company to lend to its employees funds to pay for the exercise of stock options.  All loans made under this arrangement are fully secured by the value of the common stock purchased and are otherwise full recourse loans.  Certain of the loans are also secured by pledges of life insurance policies.  Interest is charged and paid on such loans at a market rate of interest.

Note 6. Capital Stock

In June, September, and December 2001, the Company sold 5,175, 1,800, and 1,955 shares of common stock, respectively, in three follow-on equity offerings.  The net proceeds of the offerings of approximately $226,333 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

In May and November 2000, the Company sold 6,325 and 3,105 shares of common stock, respectively, in two follow-on equity offerings.  The net proceeds of the offerings of approximately $185,318 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

In August 1999, the Company sold 5,605 shares of common stock.  The net proceeds of the offering of approximately $89,208 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

The Company declared dividends of $74,557, $50,630, and $26,176, or $2.30, $2.17, and $1.74 per share for the years ended December 31, 2001, 2000, and 1999, respectively.

On August 29, 1997, the Company completed its IPO and sold 10,382 shares of its common stock at a price of $15.00 per share.  Pursuant to the terms of the Company’s agreement with the underwriter of the offering, the Company issued 443 common stock warrants (“Warrants”) to the underwriter.  The Warrants have a term of five years from the date of issuance and may be exercised at a price of $15.00 per share.  During August and December 2001, the underwriter exercised 15 of these warrants.  During December 1999, the Company repurchased 394 of these Warrants at a price of $5.50 per warrant.  As of December 31, 2001, there are 34 Warrants outstanding.

Note 7. Realized Gain on Investments

During August and December 2001, the Company exited its investment in Cornell Companies, Inc. (“Cornell”) through a sale of its common stock warrants and the prepayment of its subordinated debt.  The Company received $31,669 in total proceeds from the sale and recognized a net realized gain of $2,140.  The realized gain was comprised of $1,257 of unamortized OID on the subordinated debt and $883 of gain on the common stock warrants.  In conjunction with the sale, the Company also recorded $751 of unrealized depreciation to reverse previously recorded unrealized appreciation.

During December 2001, the Company sold its investment in BIW Connector Systems, LLC  (“BIW”).  The Company’s investment in BIW included senior debt and senior subordinated debt with common stock warrants.  The Company received $8,380 in total proceeds from the sale and recognized a net realized gain of $1,823.  The realized gain was comprised of $418 of unamortized OID on the subordinated debt and $1,405 of gain on the common stock warrants.  In conjunction with the sale, the Company also recorded $1,416 of unrealized depreciation to reverse previously recorded unrealized appreciation.

During April 2001, the Company converted its common stock investment in Mobile Tool, Inc., to subordinated debt by exercising its put rights.  The Company realized a gain of $2,452 on this conversion.  In conjunction with the sale, the Company also recorded $1,738 of unrealized depreciation to reverse previously recorded unrealized appreciation.

In addition, during 2001, the Company realized losses of $500 and $592 on the write-off of its common stock investments on the sale of Erie Forge & Steel, and on Biddeford Textile Corp, which filed for bankruptcy protection under Chapter 11.  The Company also recorded unrealized appreciation of $500 and $592, respectively; to reverse previously recorded unrealized depreciation.

During January and September 2001, the Company sold its common stock warrants in The L.A. Studios, Inc.  The Company received net proceeds of $950 from the sale and realized a gain of $24. The realized gain was comprised of $126 of unamortized OID, net of a $102 loss on the common stock warrants.  In conjunction with the sale, the Company also recorded $24 of unrealized depreciation to reverse previously recorded unrealized appreciation.

During 2000, one of the Company’s portfolio companies, o2wireless, completed an initial public offering.  In conjunction with the offering, o2wireless repaid the Company’s $13,000 subordinated note.  In addition, the Company exercised and sold 180 of the 2,737 common stock warrants it owns.  Because of these transactions, the Company realized a gain of $4,303 which was comprised of $2,475 of unamortized OID and $1,828 of gain on the sale of the exercised warrants.

During March 1999, the Company sold its investment in Four-S Baking Company (“Four-S”).  The Company’s investment included senior debt, subordinated debt, preferred stock, common stock and common stock warrants.  The Company received $7,200 in total proceeds from the sale and realized a gain of $316.  The realized gain was comprised of $331 of unamortized OID on the subordinated debt and a net loss of $15 on the common stock and warrants.  In addition, the Company earned prepayment fees of $87 from the early repayment of the senior and subordinated debt.  In conjunction with the sale, the Company also recorded $177 of unrealized depreciation to reverse previously recorded unrealized appreciation.

During June 1999, the Company received a prepayment of subordinated debt from Specialty Transportation Services, Inc. (“STS”) in the amount of $7,500.  In conjunction with the repayment, the Company received prepayment fees of $225 and realized a gain of $551 from unamortized OID.  In October 1999, the Company received a prepayment of the remaining balance of its subordinated debt investment in STS of $515, including prepayment penalties.  In addition, STS repurchased from the Company the common stock and common stock purchase warrants owned by the Company for total consideration of $3,000.  The Company recorded $1,844 of realized gains and reversed $1,806 of previously unrealized appreciation on the sale of the subordinated debt, common stock and common stock purchase warrants.  In addition, STS paid a $1,000 fee to cancel an investment-banking contract between ACFS and STS.

Note 8. Interest Rate Risk Management

The Company has entered into interest rate swap agreements with two large commercial banks as part of its strategy to manage interest rate risks and to fulfill its obligation under the terms of its revolving debt funding facility and asset securitization.  The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes.  During the year ended December 31, 2001, the Company entered into 17 interest rate swap agreements with an aggregate notional amount of $264,165.  Pursuant to these swap agreements, the Company pays either a variable rate equal to the prime lending rate (4.75% and 9.50% at December 31, 2001 and 2000, respectively) and receives a floating rate of the one-month LIBOR (1.88% and 6.57% at December 31, 2001 and 2000, respectively), or pays a fixed rate and receives a floating rate of the one-month LIBOR.  At December 31, 2001 and 2000, the swaps had a remaining weighted average maturity of approximately 4.6 and 5.6 years, respectively.  At December 31, 2001 and 2000, the fair value of the interest rate swap agreements represented a liability of $5,533 and $1,070, respectively.  The following table presents the notional principal amounts of interest rate swaps by class:

Type of Interest Rate Swap	Number of Contracts	Notional Value at December 31,2001	Notional Value at December 31, 2000
Pay fixed, receive LIBOR floating	9	$102,919	$102,123
Pay prime floating, receive LIBOR floating	8	161,246	166,030
Total	17	$264,165	$268,153

Note 9. Income Taxes

The Company operates to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income.  The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income. Therefore, the statement of operations contains no provision for income taxes for the years ended December 31, 2001, 2000, and 1999.  The Company’s consolidated operating subsidiary, ACFS, is subject to federal income tax, but operated at a loss during the years ended December 31, 2001, 2000, and 1999.  An income tax benefit of $2,000 and $912 was recorded during the years ended December 31, 2000 and 1999, respectively.  At December 31, 2001 and 2000, ACFS had a deferred tax asset of $3,938 and $3,131, respectively, that has been fully reserved, and is comprised primarily of net operating loss carry forwards.

The aggregate gross unrealized appreciation of the Company’s investments over cost for Federal income tax purposes was $23,199 and $42,164 as of December 31, 2001 and 2000, respectively.   The aggregate gross unrealized depreciation of the Company’s investments under cost for Federal income tax purposes was $42,131 and $13,292 at December 31, 2001 and 2000, respectively.  The net unrealized depreciation over cost was $18,932 at December 31, 2001, and the net unrealized appreciation over cost was $28,872 at December 31, 2000.  The aggregate cost of securities for Federal income tax purposes was $882,731 and $557,944 as of December 31, 2001 and 2000, respectively.

The Company obtained a ruling in April 1998 from the IRS which the Company had requested to clarify the tax consequences of the conversion from taxation under subchapter C to subchapter M in order for the Company to avoid incurring a tax liability associated with the unrealized appreciation of assets whose fair market value exceeded their basis immediately prior to conversion. Under the terms of the ruling, the Company elected to be subject to rules similar to the rules of Section 1374 of the Internal Revenue Code with respect to any unrealized gain inherent in its assets, upon its conversion to RIC status (built-in gain).  Generally, this treatment allows deferring recognition of the built-in gain.  If the Company were to divest itself of any assets in which it had built-in gains before the end of a ten-year recognition period, the Company would then be subject to tax on its built-in gain.

During 2001, 2000 and 1999, the Company paid Federal income taxes of $0, $759 and $309, respectively, on retained realized gains recorded during the tax years ended September 30, 2001, 2000 and 1999.  The payments were treated as deemed distributions because taxes were paid on behalf of the shareholders.  As a result, the Company did not record income tax expense.

Note 10. Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”), which includes all employees and is fully funded on a pro rata basis by the Company. Contributions are made at the Company’s discretion up to the lesser of $30 or 25% of annual compensation expense for each employee.  Employees are not fully vested until completing five years of service.  For the years ended December 31, 2001, 2000, and 1999, the Company contributed $187, $179, and $88 to the ESOP, respectively, or 3% of total eligible employee compensation.

The Company sponsors an employee stock ownership trust to act as the depository of employer contributions to the ESOP as well as to administer and manage the actual trust assets that are deposited into the ESOP.

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000, and 1999:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Numerator for basic and diluted earnings (loss) per share	$18,605	$(4,373)	$97,201

Denominator for basic weighted average shares	31,487	22,323	13,744

Employee stock options	217	80	167
Contingently issuable shares*	282	328	303
Warrants	15	17	80

Dilutive potential shares	514	425	550
Denominator for diluted weighted average shares	32,001	22,748	14,294

Basic earnings (loss) per share	$0.59	$(0.20)	$7.07
Diluted earnings (loss) per share	$0.58	$(0.19)	$6.80

*Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

Note 12. Related Party Transactions

The Company has provided loans to employees for the exercise of options under the 1997 and 2000 Stock Option Plans. The loans require the current payment of interest at a market rate, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders’ equity.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  During the year ended December 31, 2001, the Company issued $23,423 in loans to 33 employees for the exercise of options and related taxes.  During the year ended December 31, 2000, the Company issued $6,702 in loans to 21 employees for the exercise of options and related taxes.  The Company recognized interest income from these loans of $1,331 and $1,340 during the years ended December 31, 2001 and 2000, respectively.

In connection with the issuance of the notes in 1999, the Company entered into agreements to purchase split dollar life insurance for three executive officers.  The aggregate cost of the split dollar life insurance of $2,811 is being amortized over a ten-year period as long as each executive officer continues employment.  During the period the loans are outstanding, the Company will have a collateral interest in the cash value and death benefit of these policies as additional security for the loans.  Additionally, as long as the policy premium is not fully amortized, the Company will have a collateral interest in such items generally equal to the unamortized cost of the policies.  In the event of an individual’s termination of employment with the Company before the end of such ten-year period, or, his election not to be bound by non-compete agreements, such individual must reimburse the company the unamortized cost of his policy.  As of December 31, 2001, one employee has left the Company, but is bound by a non-compete agreement.  For the years ended December 31, 2001 and 2000, the Company recorded $284 and $282 of amortization expense on the insurance policies, respectively.

Note 13.  Segment Data

The Company’s reportable segments are its investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly owned subsidiary, ACFS.  The Company’s accounting policies for segments are the same as those described in the “Summary of Significant Accounting Policies”.  The following table presents segment data for the year ended December 31, 2001:

	ACAS	ACFS	Consolidated
Interest and dividend income	$88,286	$—	$88,286
Fee income	1,395	14,556	15,951
Total operating income	89,681	14,556	104,237
Interest	10,343	—	10,343
Salaries and benefits	2,357	12,214	14,571
General and administrative	3,050	4,648	7,698
Total operating expenses	15,750	16,862	32,612
Net operating income (loss)	73,931	(2,306)	71,625
Net realized gain on investments	5,369	—	5,369
Decrease in unrealized appreciation of investments	(58,389)	—	(58,389)

Net increase (decrease) in shareholders’ equity resulting from operations	$20,911	$(2,306)	$18,605

Total assets	$887,242	$16,942	$904,184

The following table presents segment data for the year ended December 31, 2000:

	ACAS	ACFS	Consolidated
Interest and dividend income	$58,733	$—	$58,733
Fee income	3,995	7,324	11,319
Total operating income	62,728	7,324	70,052
Interest	9,691	—	9,691
Salaries and benefits	2,179	9,080	11,259
General and administrative	2,414	4,018	6,432
Total operating expenses	14,284	13,098	27,382
Operating income (loss) before income taxes	48,444	(5,774)	42,670
Income tax benefit	—	2,000	2,000
Net operating income (loss)	48,444	(3,774)	44,670
Realized gain on investments	4,538	1	4,539
Decrease in unrealized appreciation of investments	(53,582)	—	(53,582)

Net decrease in shareholders’ equity resulting from operations	$(600)	$(3,773)	$(4,373)

Total assets	$599,364	$14,635	$613,999

Note 14. Selected Quarterly Data (Unaudited)

The impact of the adoption of the accounting change, as discussed in Note 2, is illustrated by the following tables.  The first table presents the Company’s quarterly consolidated operating results after adoption of the Guide.  The second table presents the Company’s quarterly consolidated operating results using the Company’s accounting policies prior to the adoption of the Guide:

	Three Months Ended March 31, 2001	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Three Months Ended December 31, 2001	Year Ended December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$22,693	$25,876	$25,439	$30,229	$104,237
Net operating Income ("NOI")	13,310	15,993	18,456	23,866	71,625

Net (decrease) increase in shareholders’ equity resulting from operations	$(9,902)	$11,251	$(1,661)	$18,917	$18,605

NOI per common share, basic	$0.48	$0.56	$0.54	$0.67	$2.27
NOI per common share, diluted	$0.47	$0.55	$0.53	$0.66	$2.24
(Loss) earnings per common share, basic	$(0.35)	$0.39	$(0.05)	$0.52	$0.59
(Loss) earnings per common share, diluted	$(0.35)	$0.39	$(0.05)	$0.52	$0.58

Basic Shares O/S	27,856	28,331	33,965	35,684	31,487
Diluted Shares O/S	28,278	28,883	34,524	36,254	32,001

	Three Months Ended March 31, 2001	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Three Months Ended December 31, 2001	Year Ended December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$22,792	$26,020	$25,589	$30,735	$105,136
Net operating Income	13,409	16,137	18,606	24,372	72,524

Net (decrease) increase in shareholders’ equity resulting from operations	$(9,601)	$11,594	$(1,302)	$19,630	$20,321

NOI per common share, basic	$0.48	$0.57	$0.55	$0.68	$2.30
NOI per common share, diluted	$0.47	$0.56	$0.54	$0.67	$2.27
(Loss) earnings per common share, basic	$(0.34)	$0.41	$(0.04)	$0.55	$0.65
(Loss) earnings per common share, diluted	$(0.34)	$0.40	$(0.04)	$0.54	$0.64

Basic Shares O/S	27,856	28,331	33,965	35,684	31,487
Diluted Shares O/S	28,278	28,883	34,524	36,254	32,001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the information provided in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 8, 2002 (the “2002 Proxy Statement”) under the headings “ELECTIONS OF DIRECTORS” and “SECTION (16) (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”.

ITEM 11.               EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the information provided in the 2002 Proxy Statement under the heading “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference to the information provided in the 2002 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the information provided in the 2002 Proxy Statement under the heading “Certain Transactions.”

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)	The following financial statements are filed herewith:

AMERICAN CAPITAL STRATEGIES, LTD.

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Schedule of Investments as of December 31, 2001 and 2000

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000, and 1999.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999.

Consolidated Financial Highlights for the Years Ended December 31, 2001, 2000, 1999, and 1998 and the Three Months Ended December 31, 1997.

Notes to Financial Statements

(2)

No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statement.

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

*4.1.

Instruments defining the rights of holders of securities: See Article IV of the Company’s Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Amendment No. 1 to the Form N-2 filed by the Company, filed on August 12, 1997 (Commission File No. 333-29943).

*4.2

Instruments defining the rights of holders of securities: See Section I of the Company’s Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to the Form N-2 filed by the Company, filed on August 12, 1997 (Commission File No. 333-29943).

*10.1

Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, First Union Capital Markets Corp., First Union National Bank, Norwest Bank Minnesota, N.A. and certain investors named therein, together with all exhibits thereto, dated as of March 31, 1999, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999, as amended by a certain Amendment No. 1 dated as of June 30, 1999, an Amendment No. 2 dated as of September 24, 1999 and an Amendment No. 3 dated as of December 14, 1999, each of which is incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 1999 filed March 31, 2000, as further amended by an Amendment No. 4 dated as of June 16, 2000 and an Amendment No. 5 dated as of December 20, 2001, each of which is incorporated herein by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 2000 filed April 2, 2001, as further amended by an Amendment 10.6 dated as of March 29, 2001, incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 2000, and as further amended by an Amendment No. 7 dated as of April 19, 2001, incorporated herein by reference to Exhibit 2.K.3 of Registration Statement on Form N-2 (File No. 333-63200) filed June 15, 2001.

*10.2

Pledge and Security Agreement among American Capital Strategies, Ltd., ACS Funding Trust I and Norwest Bank Minnesota, N.A., dated as of March 31, 1999, incorporated herein by reference to Exhibit 10.6 on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999, as amended by an Amendment No. 1 dated as of December 20, 2001, incorporated herein by reference to Exhibit 10.2 of Form 10-K for the year ended December 31, 2000 filed April 2, 2001.

*10.3

Purchase and Sale Agreement between ACS Funding Trust I and American Capital Strategies, Ltd., dated as of March 31, 1999, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999, as amended by an Amendment No. 1 dated as of December 20, 2001, incorporated herein by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2000 filed April 2, 2001.

*10.4

ACAS Transfer Agreement between American Capital Strategies, Ltd., and ACAS Funding Trust 2000-1, dated as of December 20, 2000, incorporated herein by reference to Exhibit 10.4 of Form 10-K for the year ended December 31, 2000 filed April 2, 2001.

*10.5

Transfer And Servicing Agreement, among ACAS Business Loan Trust 2000–1, ACAS Business Loan LLC, 2000-1, Wells Fargo Bank Minnesota, National Association, American Capital Strategies, Ltd. dated as of December 20, 2000, incorporated herein by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2000 filed April 2, 2001.

*10.6

Indenture between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust, dated as of December 20, 2000, incorporated herein by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2000 filed April 2, 2001.

*10.7

Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2000-1 by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, incorporated herein by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2000 filed April 2, 2001.

†*10.8

American Capital Strategies, Ltd., 2000 Employee Stock Option Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000, as amended by Amendment No. 1, in the form filed as Exhibit II to the Definitive Proxy Statement for the 2001 Annual Meeting filed on April 3, 2001.

†*10.9

American Capital Strategies, Ltd., 2000 Disinterested Director Stock Option Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000.

†*10.10

Amended and Restated Employment Agreement between the Company and Adam Blumenthal, dated May 9, 2001, incorporated herein by reference to Exhibit 2.i.2 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

†*10.11

Employment Agreement between the Company and Ira Wagner, dated as of May 16, 2001, incorporated herein by reference to Exhibit 2.i.20 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

†*10.12

Stock Option Exercise Agreement between the Company and Malon Wilkus, dated March 7, 2001, incorporated herein by reference to Exhibit 2.i.23 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

†*10.13

Stock Option Exercise Agreement between the Company and Malon Wilkus, dated March 2, 2001, incorporated herein by reference to Exhibit 2.i.24 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

†*10.14

Purchase Note by Malon Wilkus in favor of the Company, dated March 7, 2001, incorporated herein by reference to Exhibit 2.i.27 of the Post Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

†*10.15

Purchase Note by Malon Wilkus in favor of the Company, dated March 2, 2001, incorporated herein by reference to Exhibit 2.i.28 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

*10.16

Amended, Restated and Substituted FUNB Note in the aggregate principal amount of $30,000,000 made by ACS Funding Trust I in favor of First Union National Bank, dated as of March 31, 1999, incorporated herein by reference to Exhibit 2.k.5 of Registration Statement on Form N-2 (File No. 333-63200), filed June 15, 2001.

*10.17

Strategic Relationship Agreement dated as of September 25, 2001 by and between the Company and Gladstone Capital Corporation, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2001.

*10.18

Release and Covenants Agreement dated as of August 7, 2001 by and between the Company and David J. Gladstone, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2001.

*21

Subsidiaries of the Company and jurisdiction of incorporation, incorporated herein by reference to Item 27 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333- 79377), filed August 5, 1999.

23	Consent of Ernst & Young LLP, filed herewith.

* Fully or partly previously filed

† Management contract or compensatory plan

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

Date:  March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Malon Wilkus
Malon Wilkus	Chairman, President and Chief Executive Officer	March 29, 2002

/s/ Adam Blumenthal
Adam Blumenthal	Vice-Chairman and Director	March 29, 2002

/s/ John R. Erickson
John R. Erickson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ Kenneth D. Peterson, Jr.
Kenneth D. Peterson, Jr.	Director	March 27, 2002

/s/ Alvin N. Puryear
Alvin N. Puryear	Director	March 29, 2002

/s/ Neil M. Hahl
Neil M. Hahl	Director	March 29, 2002

/s/ Philip R. Harper
Philip R. Harper	Director	March 27, 2002

/s/ Stan Lundine
Stan Lundine	Director	March 29, 2002

/s/ Mary C. Baskin
Mary C. Baskin	Director	March 29, 2002

/s/ Eugene L. Podsiadlo
Eugene L. Podsiadlo	Director	March 28, 2002