Form 10-K/A
period 2001-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2002-04-04
CIK 817473

As filed with the Securities and Exchange Commission on April 4, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY PARAGRAPH

This amendment to Form 10-K has been filed to correct certain typographical errors and certain other errors in Note 14, "Selected Quarterly Data (Unaudited)" to the financial statements.

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

See accompanying notes.

 AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2001

(Dollars in thousands)

Company	Industry	Investment	Cost		Fair Value
A&M Cleaning Products, Inc.	Manufacturing — Household Cleaning Products	Subordinated Debt	$5,070		$5,167
		Common Stock Warrants, 18.4% of Co. (1)	1,643		2,237
		Redeemable Preferred Stock	532		532
			7,245		7,936

A.H. Harris & Sons, Inc.	Wholesale & Retail — Construction Material	Subordinated Debt	9,434		9,525
		Common Stock Warrants, 10.0% of Co. (1)	534	`	1,050
			9,968		10,575

Aeriform Corporation (2)	Manufacturing — Packaged Industrial Gas	Senior Debt	5,159		5,160
		Subordinated Debt	22,022		22,097
		Common Stock Warrants, 50.1% of Co. (1)	4,360		4,360
		Redeemable Preferred Stock	101		101
			31,642		31,718

Atlantech International	Manufacturing — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants	13,094		13,188
		Common Stock Warrants, 6.5% of Co. (1)	6,007		5,675
		Redeemable Preferred stock with Non-Detachable Common Stock, 1.0% of Co.	1,027		701
			20,128		19,564

Auxi Health, Inc. (2)	Healthcare — Home Healthcare	Subordinated Debt	14,386		14,573
		Common Stock Warrants, 17.9% of Co. (1)	2,784		—
		Preferred Stock, 55.8% of Co. (1)	2,599		1,856
			19,769		16,429

Biddeford Textile Corp.	Manufacturing — Electronic Blankets	Senior Debt	2,746		2,772
		Common Stock Warrants, 10.0% of Co. (1)	1,100		—
			3,846		2,772

BLI Holdings Corp.	Manufacturing and Packaging — Personal Care Items	Subordinated Debt	12,153		12,153

Capital.com, Inc. (2)	Internet — Financial Portal	Preferred Stock, 85.0% of Co. (1)	1,492		700

Case Logic	Manufacturing — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co. (1)	20,630		20,826
		Preferred Stock, less than 0.1% of Co.	134		134
			20,764		20,960

Caswell-Massey Holdings Corp.	Wholesale & Retail — Toiletries	Senior Debt	1,065		1,065
		Subordinated Debt	1,803		1,836
		Common Stock Warrants, 24.0% of Co. (1)	552		581
			3,420		3,482

Chance Coach, Inc. (2)	Manufacturing — Buses	Senior Debt	9,615		9,655
		Subordinated Debt	8,583		9,174
		Common Stock Warrants, 43.0% of Co. (1)	4,041		3,469
		Redeemable Preferred Stock (1)	4,616		4,616
		Preferred Stock, Convertible into 20.0% of Co. (1)	2,080		2,080
		Common Stock, 20.4% of Co. (1)	1,896		1,645
			30,831		30, 639

Chromas Technologies (2)	Manufacturing — Printing Presses	Senior Debt	11,703		11,703
		Subordinated Debt	9,789		9,990
		Common Stock, 35.0% of Co. (1)	1,500		—
		Common Stock Warrants, 25.0% of Co. (1)	1,071		987
		Redeemable Preferred Stock, 40.0% of Co. (1)	6,258		1,930
			30,321		24,610

CST Industries, Inc.	Manufacturing — Bolted Steel Tanks	Subordinated Debt	7,969	7,969
		Common Stock Warrants, 13.0% of Co. (1)	1,090	1,737
			9,059	9,706

Confluence Holdings Corp.	Manufacturing — Canoes & Kayaks	Subordinated Debt	12,596	12,823
		Common Stock, less than 0.1% of Co. (1)	537	—
		Common Stock Warrants, 0.4% of Co. (1)	2,163	1,564
			15,296	14,387

Crosman Corporation	Manufacturing — Small Arms	Subordinated Debt	3,998	4,033
		Common Stock Warrants, 3.5% of Co. (1)	330	330
			4,328	4,363

Cycle Gear, Inc. (2)	Wholesale & Retail — Motor Cycle Accessories	Senior Debt	750	750
		Subordinated Debt	5,557	5,675
		Common Stock Warrants, 41.6% of Co. (1)	434	1,664
		Redeemable Preferred Stock	1,549	1,549
			8,290	9,638

Decorative Surfaces International, Inc. (2)	Manufacturing — Decorative Paper & Vinyl Products	Subordinated Debt	17,577	17,936
		Common Stock Warrants, 48.3% of Co. (1)	4,571	—
		Preferred Stock, Convertible into less than 0.1% of Co. (1)	803	—
			22,951	17,936

Dixie Trucking Company, Inc. (2)	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	5,134	5,168
		Common Stock Warrants, 49.0% of Co. (1)	141	—
			5,275	5,168

Electrolux, LLC	Manufacturing — Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	1,219

Erie County Plastics Corporation	Manufacturing — Molded Plastics	Subordinated Debt	9,122	9,197
		Common Stock Warrants, 8.7% of Co. (1)	1,170	1,027
			10,292	10,224

EuroCaribe Packing Company, Inc. (2)	Manufacturing — Meat Processing	Senior Debt	8,674	8,749
		Subordinated Debt	5,379	3,672
		Common Stock Warrants, 37.1% of Co. (1)	1,110	—
		Redeemable Preferred Stock (1)	4,302	—
			19,465	12,421

European Touch LTD. II (2)	Manufacturing— Salon Appliances	Senior Debt	9,452	9,452
		Subordinated Debt	11,282	11,282
		Common Stock Warrants, 71.0% of Co. (1)	3,856	3,856
		Common Stock, 29.0% of Co. (1)	1,500	1,500
			26,090	26,090

Fulton Bellows & Components, Inc. (2)	Manufacturing — Bellows	Senior Debt	15,321	15,324
		Subordinated Debt	6,602	6,893
		Common Stock Warrants, 26.4% of Co. (1)	1,305	1,197
		Preferred Stock, Convertible into 48.6% of Co. (1)	5,734	2,617
			28,962	26,031

Gladstone Capital Corporation	Investment Company	Common Stock, 3.0% of Co.	3,600	4,440

Goldman Industrial Group	Manufacturing — Machine Tools, Metal Cutting Types	Subordinated Debt (1)	27,066	26,109
		Common Stock Warrants, 15.0% of Co. (1)	2,822	—
			29,888	26,109

IGI, Inc.	Healthcare — Veterinary Vaccines	Subordinated Debt	5,564	5,627
		Common Stock Warrants, 17.0% of Co. (1)	2,003	1,725
			7,567	7,352

Iowa Molding Tool, Inc. (2)	Manufacturing — Specialty Equipment	Subordinated Debt	26,364	26,685
		Common Stock, 25.0% of Co. (1)	3,200	3,200
		Common Stock Warrants, 46.2% of Co. (1)	5,919	5,919
			35,483	35,804

JAAGIR, LLC	Service — IT Staffing & Consulting	Subordinated Debt	2,890	2,930
		Common Stock Warrants, 4.1% of Co. (1)	271	271
			3,161	3,201

JAG Industries, Inc. (2)	Manufacturing — Metal Fabrication & Tablet Manufacturing	Senior Debt	1,002	1,002
		Subordinated Debt	2,448	2,520
		Common Stock Warrants, 75.0% of Co. (1)	505	—
			3,955	3,522

Kelly Aerospace, Inc.	Manufacturing — General Aviation & Performance Automotive	Senior Debt	7,847	7,877
		Subordinated Debt	8,769	8,779
		Common Stock Warrants, 15.0% of Co. (1)	1,589	1,589
			18,205	18, 245

Lion Brewery, Inc. (2)	Manufacturing — Malt Beverages	Subordinated Debt	5,955	6,039
		Common Stock Warrants, 54.0% of Co. (1)	675	7,145
			6,630	13,184

Logex Corporation (2)	Industrial Gases — Transportation	Subordinated Debt	15,942	15,947
		Common Stock Warrants, 85.2% of Co. (1)	5,825	5,825
		Preferred Stock	2,984	2,984
			24,751	24,756

Lubricating Specialties Co.	Manufacturing — Lubricant & Grease	Subordinated Debt	14,750	14,864
		Common Stock Warrants, 21.0% of Co. (1)	791	791
			15,541	15,655

MBT International, Inc. (2)	Wholesale & Retail — Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,000	7,134
		Common Stock Warrants, 30.6% of Co. (1)	1,214	991
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	1,722
			13,764	13,147

Marcal Paper Mills, Inc. (2)	Manufacturing — Towel, Tissue & Napkin Products	Senior Debt	16,417	16,417
		Subordinated Debt	16,922	16,922
		Common Stock Warrants, 25.0% of Co. (1)	5,001	5,001
			38,340	38,340

Middleby Corporation	Manufacturing — Foodservice Equipment	Subordinated Debt	22,354	22,354
		Common Stock Warrants, 5.5% of Co. (1)	2,536	2,536
			24,890	24,890

Mobile Tool International, Inc.	Manufacturing — Aerial Lift Equipment	Subordinated Debt	2,699	2,699

New Piper Aircraft, Inc.	Manufacturing — Aircraft Manufacturing	Subordinated Debt	18,356	18,436
		Common Stock Warrants, 6.5% of Co. (1)	2,231	4,832
			20,587	23,268

Numatics, Inc.	Manufacturing — Pneumatic Valves	Senior Debt	31,197	31,197

o2wireless Solutions, Inc.	Telecommunications — Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,407	4,005

Omnova Solutions, Inc.	Manufacturing — Performance Chemicals and Decorative & Building Products	Subordinated Debt	5,663	5,663

Parts Plus Group	Wholesale & Retail — Auto Parts Distributor	Subordinated Debt (1)	4,681	2,706
		Common Stock Warrants, 5.0% of Co. (1)	333	—
		Preferred Stock, Convertible into 1.5% of Co. (1)	556	—
			5,570	2,706

Patriot Medical Technologies, Inc. (2)	Service — Repair Services	Senior Debt	2,315	2,315
		Subordinated Debt	2,758	2,825
		Common Stock Warrants, 15.1% of Co. (1)	612	510
		Preferred Stock, Convertible into 16.1% of Co.	1,195	283
			6,880	5,933

Plastech Engineered Products, Inc.	Manufacturing — Automotive Component Systems	Subordinated Debt	27,290	27,290
		Common Stock Warrants, 2.1% of Co. (1)	2,577	2,577
			29,867	29,867

Starcom Holdings, Inc.	Construction — Electrical Contractor	Subordinated Debt	21,267	21,516
		Common Stock, 2.6% of Co. (1)	616	116
		Common Stock Warrants, 16.2% of Co. (1)	3,914	3,068
			25,797	24,700

Sunvest Industries, LLC (2)	Manufacturing — Contract Manufacturing	Senior Debt	4,287	4,287
		Subordinated Debt	5,263	5,323
		Common Stock Warrants, 73.0% of Co. (1)	1,518	1,518
		Redeemable Preferred Stock (1)	347	347
			11,415	11,475

The Inca Group (2)	Manufacturing — Steel Products	Subordinated Debt	16,754	16,960
		Common Stock, 60.1% of Co. (1)	5,100	3,967
		Common Stock Warrants, 24.9% of Co. (1)	3,060	2,065
			24,914	22,992

The L.A. Studios, Inc.	Wholesale & Retail — Audio Production	Subordinated Debt	2,118	2,138

Texstars, Inc. (2)	Manufacturing — Aviation and Transportation Accessories	Senior Debt	15,055	15,064
		Subordinated Debt	6,988	6,990
		Common Stock, 39.4% of Co. (1)	1,500	1,500
		Common Stock Warrants, 40.5% of Co. (1)	1,542	1,542
			25,085	25,096

ThreeSixty Sourcing, Ltd.	Provider of Outsourced Manufacturing — Management Services	Senior Debt	14,925	14,926
		Subordinated Debt	18,606	18,608
		Common Stock Warrants, 5.0% of Co. (1)	1,386	1,386
			34,917	34,920

TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt	23,636	23,977
		Common Stock Warrants, 6.4% of Co. (1)	4,368	7,783
		Convertible Preferred Stock, 0.9% of Co.	2,900	2,900
			30,904	34,660

Tube City, Inc.	Manufacturing — Mill Services	Subordinated Debt	11,687	11,933
		Common Stock Warrants, 23.5% of Co. (1)	3,498	5,767
			15,185	17,700

Warner Power, LLC (2)	Manufacturing — Power Systems & Electrical Ballasts	Senior Debt	572	583
		Subordinated Debt	4,007	4,070
		Common Stock Warrants, 53.1% of LLC (1)	1,629	1,458
			6,208	6,111

Weston ACAS Holdings, Inc. (2)	Service — Environmental Consulting Services	Subordinated Debt	21,844	21,850
		Common Stock, 10.0% of Co. (1)	1,932	1,932
		Common Stock Warrants, 27.6% of Co. (1)	5,246	5,246
		Redeemable Preferred Stock	1,158	1,158
			30,180	30,186

Westwind Group Holdings, Inc.	Service — Restaurants	Preferred Stock, Convertible into less than 0.1% of Co.	3,530	1,117
		Common Stock, 10.0% of Co. (1)	—	—
			3,530	1,117

Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,919	—	(5,218)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $161,246	—	(315)
			—	(5,533)

Totals			$882,731	$858,266

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

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Operating activities:
Net increase (decrease) in shareholders’ equity resulting from operations	$18,605	$(4,373)	$97,201
Adjustments to reconcile net increase (decrease) in shareholders’ equity resulting from operations to net cash provided by operating activities:
Unrealized depreciation (appreciation) of investments	58,389	53,582	(69,583)
Net realized gain on investments	(5,369)	(4,538)	(3,636)
Accretion of loan discounts	(9,090)	(4,317)	(2,049)
Increase in accrued payment-in-kind dividends and interest	(15,713)	(5,550)	(3,038)
Collection of loan origination fees	1,840	—	—
Amortization of deferred finance costs	718	1,187	854
Increase in interest receivable	(8,022)	(2,518)	(856)
Receipt of note for prepayment penalty	—	(884)	—
Increase in other assets	(2,721)	(2,790)	(5,798)
(Decrease) increase in other liabilities	(2,374)	2,946	6,090

Net cash provided by operating activities	36,263	32,745	19,185

Investing activities:
Proceeds from sale of investments	9,952	2,004	27,823
Collection of payment-in-kind notes	5,008	1,261	—
Collection of accreted loan discounts	623	257	208
Principal repayments	67,863	30,603	31,674
Purchases of investments	(381,758)	(276,138)	(171,595)
Purchases of securities	—	—	(12,900)
Repayments of notes receivable issued in exchange for common stock	23,669	2,365	—

Net cash used in investing activities	(274,643)	(239,648)	(124,790)

Financing activities:
Repayments of short term notes payable, net	—	—	(5,000)
Proceeds from asset securitization	28,214	87,200	—
Drawings on (repayments of) revolving credit facilities, net	79,644	(10,543)	48,545
Repayments of notes payable	(11,919)	—	—
Increase in deferred financing costs	(319)	(2,243)	(2,427)
Issuance of common stock	227,381	185,318	89,451
Repurchase of common stock warrants	—	—	(2,165)
Distributions paid	(77,300)	(44,050)	(26,158)

Net cash provided by financing activities	245,701	215,682	102,246

Net increase (decrease) in cash and cash equivalents	7,321	8,779	(3,359)
Cash and cash equivalents at beginning of period	11,569	2,790	6,149

Cash and cash equivalents at end of period	$18,890	$11,569	$2,790

Supplemental Disclosures:
Cash paid for interest	$10,047	$7,830	$4,385

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$1,048	$742	$693
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$23,423	$6,702	$22,752
Net repayment of short term notes payable	$—	$—	$80,948
Receipt of short term note in exchange for principal repayment of long term note	$—	$8,424	$22,752

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

(1)          Adoption of the provisions in the AICPA Audit and Accounting Guide for Investment Companies effective for the year ended December 31, 2001 decreased net operating income per share $0.03, and increased unrealized depreciation on investments per share $0.03, for the year ended December 31, 2001.

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

During 2001 and 2000, the Company issued 1,045 and 290 shares, respectively, of common stock to employees of the Company, pursuant to option exercises, in exchange for notes receivable totaling $23,423 and $6,702, respectively.  These transactions were executed pursuant to the 2000 and the 1997 Plans, which allow the Company to lend to its employees funds to pay for the exercise of stock options.  All loans made under this arrangement are fully secured by the value of the common stock purchased and are otherwise full recourse loans.  Certain of the loans are also secured by pledges of life insurance policies.  Interest is charged and paid on such loans at a market rate of interest.

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

The aggregate gross unrealized appreciation of the Company’s investments over cost for Federal income tax purposes was $23,199 and $42,164 as of December 31, 2001 and 2000, respectively.   The aggregate gross unrealized depreciation of the Company’s investments under cost for Federal income tax purposes was $42,131 and $13,292 at December 31, 2001 and 2000, respectively.  The net unrealized depreciation under cost was $18,932 at December 31, 2001, and the net unrealized appreciation over cost was $28,872 at December 31, 2000.  The aggregate cost of securities for Federal income tax purposes was $882,731 and $557,944 as of December 31, 2001 and 2000, respectively.

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

Note 14. Selected Quarterly Data (Unaudited)

The impact of the adoption of the accounting change, as discussed in Note 2, is illustrated by the following tables.  The first table presents the Company’s quarterly consolidated operating results after adoption of the Guide.  The second table presents the Company’s quarterly consolidated operating results using the Company’s accounting policies prior to the adoption of the Guide:

	Three Months Ended March 31, 2001	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Three Months Ended December 31, 2001	Year Ended December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$22,693	$25,876	$25,439	$30,229	$104,237
Net operating Income ("NOI")	15,052	16,033	19,112	21,428	71,625

Net (decrease) increase in shareholders’ equity resulting from operations	$(9,902)	$11,251	$(1,661)	$18,917	$18,605

NOI per common share, basic	$0.54	$0.57	$0.56	$0.60	$2.27
NOI per common share, diluted	$0.53	$0.56	$0.55	$0.59	$2.24
(Loss) earnings per common share, basic	$(0.35)	$0.39	$(0.05)	$0.52	$0.59
(Loss) earnings per common share, diluted	$(0.35)	$0.39	$(0.05)	$0.52	$0.58

Basic Shares O/S	27,856	28,331	33,965	35,684	31,487
Diluted Shares O/S	28,278	28,883	34,524	36,254	32,001

	Three Months Ended March 31, 2001	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Three Months Ended December 31, 2001	Year Ended December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$22,792	$26,020	$25,589	$30,735	$105,136
Net operating Income	15,151	16,177	19,262	21,934	72,524

Net (decrease) increase in shareholders’ equity resulting from operations	$(9,601)	$11,594	$(1,302)	$19,630	$20,321

NOI per common share, basic	$0.54	$0.57	$0.57	$0.61	$2.30
NOI per common share, diluted	$0.54	$0.56	$0.56	$0.61	$2.27
(Loss) earnings per common share, basic	$(0.34)	$0.41	$(0.04)	$0.55	$0.65
(Loss) earnings per common share, diluted	$(0.34)	$0.40	$(0.04)	$0.54	$0.64

Basic Shares O/S	27,856	28,331	33,965	35,684	31,487
Diluted Shares O/S	28,278	28,883	34,524	36,254	32,001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Date:  April 4, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Malon Wilkus	Chairman, President and Chief Executive Officer

Adam Blumenthal	Vice-Chairman and Director

John R. Erickson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Kenneth D. Peterson, Jr.	Director

Alvin N. Puryear	Director

Neil M. Hahl	Director

Philip R. Harper	Director

Stan Lundine	Director

Mary C. Baskin	Director

Eugene L. Podsiadlo	Director