Form 10-Q
period 2002-03-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2002-05-15
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 15, 2002 was 38,417,397.

AMERICAN CAPITAL STRATEGIES, LTD.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets

Cash and cash equivalents	$2,041	$18,890
Investments at fair value (cost of $994,797 and $882,796, respectively)	950,211	858,266
Interest receivable	14,066	12,957
Other	17,401	14,071

Total assets	$983,719	$904,184

Liabilities and Shareholders’ Equity

Revolving credit facility	$107,890	$147,646
Notes payable	244,676	103,495
Accrued dividends payable	—	3,420
Other	8,063	9,358

Total liabilities	360,629	263,919

Commitments and Contingencies

Shareholders’ equity:

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized, and 38,315 and 38,017 issued and outstanding, respectively	383	380
Capital in excess of par value	706,558	699,291
Notes receivable from sale of common stock	(32,205)	(27,143)
Distributions in excess of net realized earnings	(3,515)	(3,823)
Net unrealized depreciation of investments	(48,131)	(28,440)

Total shareholders’ equity	623,090	640,265

Total liabilities and shareholders’ equity	$983,719	$904,184

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2002

(Unaudited)

(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
A&M Cleaning Products, Inc.	Manufacturing — Household Cleaning Products	Subordinated Debt	$5,127	$5,207
		Common Stock Warrants, 18.4% of Co. (1)	1,643	2,237
		Redeemable Preferred Stock	564	1,175
			7,334	8,619

A.H. Harris & Sons, Inc.	Wholesale & Retail — Construction Material	Subordinated Debt	9,497	9,577
		Common Stock Warrants, 10.0% of Co. (1)	534	1,050
			10,031	10,627

Aeriform Corporation (2)	Wholesale & Retail — Packaged Industrial Gas Distributor	Senior Debt	5,152	5,152
		Subordinated Debt	22,564	22,620
		Common Stock Warrants, 50.1% of Co. (1)	4,361	5,345
		Redeemable Preferred Stock	108	108
			32,185	33,225

Atlantech International	Manufacturing — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants	19,226	18,982
		Redeemable Preferred stock with Non-Detachable Common Stock, 1.0% of Co.	1,110	784
			20,336	19,766

Auxi Health, Inc. (2)	Healthcare — Home Healthcare	Subordinated Debt	14,666	12,802
		Common Stock Warrants, 17.9% of Co. (1)	2,599	—
		Preferred Stock, 55.8% of Co. (1)	2,732	—
			19,997	12,802

Biddeford Textile Corp. (2)	Manufacturing — Electronic Blankets	Senior Debt	2,532	2,537
		Common Stock Warrants, 10.0% of Co. (1)	1,100	—
			3,632	2,537

BLI Holdings Corp.	Manufacturing and Packaging — Personal Care Items	Subordinated Debt	12,307	12,307

Capital.com, Inc. (2)	Internet — Financial Portal	Preferred Stock, 85.0% of Co. (1)	1,492	600

Case Logic	Manufacturing — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co. (1)	20,918	20,741
		Redeemable Preferred Stock	415	415
			21,333	21,156

Caswell-Massey Holdings Corp. (2)	Wholesale & Retail — Toiletries	Senior Debt	954	954
		Subordinated Debt	1,840	1,865
		Common Stock Warrants, 24.0% of Co. (1)	552	580
			3,346	3,399

Chance Coach, Inc. (2)	Manufacturing — Buses	Senior Debt	9,681	9,681
		Subordinated Debt	8,955	9,401
		Common Stock Warrants, 5.2% of Co. (1)	4,041	2,639
		Redeemable Preferred Stock, 85% of Co. (1)	7,386	7,386
		Preferred Stock, Convertible into 2.4% of Co. (1)	2,059	2,059
		Common Stock, 2.5% of Co. (1)	1,896	227
			34,018	31,393

Chromas Technologies (2)	Manufacturing — Printing Presses	Senior Debt	11,516	11,516
		Subordinated Debt	10,001	10,184
		Common Stock, 35.0% of Co. (1)	1,500	—
		Common Stock Warrants, 25.0% of Co. (1)	1,071	987
		Preferred Stock, Convertible into 40.0% of Co. (1)	6,709	2,380
			30,797	25,067

CST Industries, Inc.	Manufacturing — Bolted Steel Tanks	Subordinated Debt	7,999	7,999
		Common Stock Warrants, 13.0% of Co. (1)	1,090	3,919
			9,089	11,918

Confluence Holdings Corp. (2)	Manufacturing — Canoes & Kayaks	Subordinated Debt	5,529	5,706
		Redeemable Preferred Stock	7,258	7,258
		Preferred Stock, Convertible into 75.0% of Co. (1)	3,424	3,424
		Common Stock, less than 0.1% of Co. (1)	537	—
		Common Stock Warrants, 0.2% of Co. (1)	2,164	1,564
			18,912	17,952

Crosman Corporation	Manufacturing — Small Arms	Subordinated Debt	4,054	4,085
		Common Stock Warrants, 3.5% of Co. (1)	330	330
			4,384	4,415

Cycle Gear, Inc. (2)	Wholesale & Retail — Motor Cycle Accessories	Senior Debt	656	656
		Subordinated Debt	6,052	6,151
		Common Stock Warrants, 42.4% of Co. (1)	470	1,702
		Redeemable Preferred Stock	1,549	1,549
			8,727	10,058

Decorative Surfaces International, Inc. (2)	Manufacturing — Decorative Paper & Vinyl Products	Subordinated Debt	18,114	18,443
		Common Stock Warrants, 42.3% of Co. (1)	4,571	—
		Preferred Stock, Convertible into 2.9% of Co. (1)	781	—
			23,466	18,443

Dixie Trucking Company, Inc. (2)	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	5,789	5,817
		Common Stock Warrants, 49.0% of Co. (1)	141	—
			5,930	5,817

Electrolux, LLC	Manufacturing — Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	839

Erie County Plastics Corporation	Manufacturing — Molded Plastics	Subordinated Debt	9,207	9,265
		Common Stock Warrants, 8.7% of Co. (1)	1,170	1,027
			10,377	10,292

EuroCaribe Packing Company, Inc. (2)	Manufacturing — Meat Processing	Senior Debt	8,674	8,749
		Subordinated Debt	4,150	4,227
		Common Stock Warrants, 37.1% of Co. (1)	1,110	—
		Redeemable Preferred Stock (1)	5,602	—
			19,536	12,976

European Touch LTD. II (2)	Manufacturing — Salon Appliances	Senior Debt	8,452	8,452
		Subordinated Debt	11,357	11,357
		Common Stock Warrants, 71.1% of Co. (1)	3,677	3,677
		Common Stock, 29.0% of Co. (1)	1,500	1,948
			24,986	25,434

Fulton Bellows & Components, Inc. (2)	Manufacturing — Bellows	Senior Debt	15,844	15,844
		Subordinated Debt	6,678	6,939
		Common Stock Warrants, 26.4% of Co. (1)	1,305	1,070
		Preferred Stock, Convertible into 48.6% of Co. (1)	5,849	2,858
			29,676	26,711

Gladstone Capital Corporation (3)	Investment Company	Common Stock, 3.0% of Co.	3,600	4,272

Goldman Industrial Group	Manufacturing — Machine Tools, Metal Cutting Types	Subordinated Debt	27,201	10,888
		Common Stock Warrants, 15.0% of Co. (1)	2,822	—
			30,023	10,888

Hickson DanChem, Inc. (2)	Manufacturing — Specialty Contract Chemical Manufacturing	Senior Debt	14,623	14,623
		Subordinated Debt	8,226	8,226
		Common Stock, 42.8% of Co. (1)	2,500	2,500
		Common Stock Warrants, 38.0% of Co. (1)	2,221	2,221
			27,570	27,570

IGI, Inc. (3)	Healthcare — Veterinary Vaccines	Subordinated Debt	5,651	5,706
		Common Stock Warrants, 16.9% of Co. (1)	2,003	1,725
			7,654	7,431

Iowa Mold Tooling, Inc. (2)	Manufacturing — Specialty Equipment	Subordinated Debt	27,127	27,422
		Common Stock, 25.0% of Co. (1)	3,200	3,200
		Common Stock Warrants, 46.2% of Co. (1)	5,918	5,918
			36,245	36,540

JAAGIR, LLC	Service — IT Staffing & Consulting	Subordinated Debt	2,939	2,969
		Common Stock Warrants, 4.1% of Co. (1)	271	271
			3,210	3,240

JAG Industries, Inc. (2)	Manufacturing — Metal Fabrication & Tablet Manufacturing	Senior Debt	971	971
		Subordinated Debt	2,463	1,445
		Common Stock Warrants, 75.0% of Co. (1)	505	—
			3,939	2,416

Kelly Aerospace, Inc.	Manufacturing — General Aviation & Performance Automotive	Senior Debt	7,597	7,597
		Subordinated Debt	8,833	8,833
		Common Stock Warrants, 15.0% of Co. (1)	1,589	1,589
			18,019	18,019

Lion Brewery, Inc. (2)	Manufacturing — Malt Beverages	Subordinated Debt	5,979	6,054
		Common Stock Warrants, 54.0% of Co. (1)	675	7,146
			6,654	13,200

Logex Corporation (2)	Transportation — Industrial Gases	Subordinated Debt	16,219	16,219
		Common Stock Warrants, 85.2% of Co. (1)	5,825	5,825
		Redeemable Preferred Stock	3,188	3,188
			25,232	25,232

Lubricating Specialties Co. (2)	Manufacturing — Lubricant & Grease	Subordinated Debt	14,800	14,903
		Common Stock Warrants, 21.0% of Co. (1)	791	791
			15,591	15,694

MBT International, Inc. (2)	Wholesale & Retail — Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,221	7,333
		Common Stock Warrants, 30.6% of Co. (1)	1,214	991
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	1,722
			13,985	13,346

Marcal Paper Mills, Inc. (2)	Manufacturing — Towel, Tissue & Napkin Products	Senior Debt	16,447	16,447
		Subordinated Debt	17,347	17,347
		Common Stock Warrants, 20.0% of Co. (1)	4,998	4,998
			38,792	38,792

Middleby Corporation (3)	Manufacturing — Foodservice Equipment	Subordinated Debt	22,584	22,584
		Common Stock Warrants, 5.5% of Co. (1)	2,536	2,536
			25,120	25,120

Mobile Tool International, Inc.	Manufacturing — Aerial Lift Equipment	Subordinated Debt	2,698	2,348

Network for Medical Communication & Research, LLC (2)	Services — Provider of Specialized Medical Educational Programs	Senior Debt	3,000	3,000
		Subordinated Debt	16,915	16,915
		Common Stock Warrants, 50.1% of Co. (1)	2,038	2,038
			21,953	21,953

New Piper Aircraft, Inc.	Manufacturing — Aircraft Manufacturing	Subordinated Debt	18,428	18,498
		Common Stock Warrants, 6.5% of Co. (1)	2,231	4,832
			20,659	23,330

Numatics, Inc.	Manufacturing — Pneumatic Valves	Senior Debt	30,836	30,836

o2wireless Solutions, Inc. (3)	Telecommunications — Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,410	2,074

Omnova Solutions, Inc. (3)	Manufacturing — Performance Chemicals and Decorative & Building Products	Subordinated Debt	7,415	7,415

PaR Systems, Inc. (2)	Manufacturing-Robotic Systems	Senior Debt	10,945	10,945
		Subordinated Debt	18,272	18,272
		Common Stock, 25.8% of Co. (1)	2,500	2,500
		Common Stock Warrants, 42.5% of Co. (1)	4,116	4,116
			35,833	35,833

Parts Plus Group	Wholesale & Retail — Auto Parts Distributor	Subordinated Debt	4,547	1,042
		Common Stock Warrants, 5.0% of Co. (1)	333	—
		Preferred Stock, Convertible into 1.5% of Co. (1)	556	—
			5,436	1,042

Patriot Medical Technologies, Inc. (2)	Service — Repair Services	Senior Debt	2,182	2,182
		Subordinated Debt	2,782	2,840
		Common Stock Warrants, 15.1% of Co. (1)	612	510
		Preferred Stock, Convertible into 16.1% of Co.	1,219	307
			6,795	5,839

Petaluma Poultry Processors, Inc.	Agriculture — Integrated Producer & Distributor of Organic & Natural Poultry	Senior Debt	7,426	7,426
		Common Stock Warrants, 13.0% of Co. (1)	1,065	1,065
			8,491	8,491

Plastech Engineered Products, Inc.	Manufacturing — Automotive Component Systems	Subordinated Debt	27,740	27,740
		Common Stock Warrants, 2.1% of Co. (1)	2,577	3,167
			30,317	30,907

Starcom Holdings, Inc.	Construction — Electrical Contractor	Subordinated Debt	23,315	23,536
		Common Stock, 2.6% of Co. (1)	3,914	3,068
		Common Stock Warrants, 16.2% of Co. (1)	616	116
			27,845	26,720

Sunvest Industries, LLC (2)	Manufacturing — Contract Manufacturing	Senior Debt	4,286	4,286
		Subordinated Debt	5,590	5,645
		Common Stock Warrants, 73.0% of Co. (1)	1,358	666
		Redeemable Preferred Stock (1)	347	—
			11,581	10,597

The Inca Group (2)	Manufacturing — Steel Products	Subordinated Debt	17,503	17,665
		Common Stock, 60.1% of Co. (1)	5,100	831
		Common Stock Warrants, 24.9% of Co. (1)	3,060	1,917
			25,663	20,413

The L.A. Studios, Inc.	Wholesale & Retail — Audio Production	Subordinated Debt	2,135	2,150

Texstars, Inc. (2)	Manufacturing — Aviation and Transportation Accessories	Senior Debt	15,012	15,012
		Subordinated Debt	7,029	7,029
		Common Stock, 39.4% of Co. (1)	1,500	1,500
		Common Stock Warrants, 40.5% of Co. (1)	1,542	1,542
			25,083	25,083

ThreeSixty Sourcing, Ltd.	Provider of Outsourced Manufacturing — Management Services	Senior Debt	14,926	14,926
		Subordinated Debt	18,739	18,739
		Common Stock Warrants, 5.0% of Co. (1)	1,386	1,386
			35,051	35,051

TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt	23,882	24,147
		Common Stock Warrants, 8.7% of Co. (1)	4,368	7,783
		Convertible Preferred Stock, 1.4% of Co.	3,029	3,029
			31,279	34,959

Tube City, Inc. (2)	Manufacturing — Mill Services	Subordinated Debt	11,961	12,151
		Common Stock Warrants, 23.5% of Co. (1)	3,498	7,789
			15,459	19,940

Warner Power, LLC (2)	Manufacturing — Power Systems & Electrical Ballasts	Senior Debt	447	458
		Subordinated Debt	4,063	4,106
		Common Stock Warrants, 53.1% of LLC (1)	1,629	1,458
			6,139	6,022

Weston ACAS Holdings, Inc. (2)	Service — Environmental Consulting Services	Subordinated Debt	21,958	21,958
		Common Stock, 8.7% of Co. (1)	1,932	2,729
		Common Stock Warrants, 23.6% of Co. (1)	5,246	7,434
		Redeemable Preferred Stock	1,219	1,219
			30,355	33,340

Westwind Group Holdings, Inc.	Service — Restaurants	Common Stock, 10.0% of Co. (1)	—	—
		Redeemable Preferred Stock (1)	3,593	1,179
			3,593	1,179

Interest Rate Swap Agreements	Pay Fixed / Receive Floating	15 Contracts / Notional Amounts Totaling $298,985	—	(3,366)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $161,246	—	(59)
			—	(3,425)

Totals			$994,797	$950,211

(1)     Non-income producing

(2)     Affiliate, as defined by at least a 20% fully-diluted ownership of company

(3)     Publicly-traded company

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2001

(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
A&M Cleaning Products, Inc.	Manufacturing — Household Cleaning Products	Subordinated Debt	$5,070	$5,167
		Common Stock Warrants, 18.4% of Co. (1)	1,643	2,237
		Redeemable Preferred Stock	532	532
			7,245	7,936

A.H. Harris & Sons, Inc.	Wholesale & Retail — Construction Material	Subordinated Debt	9,434	9,525
		Common Stock Warrants, 10.0% of Co. (1)	534	1,050
			9,968	10,575

Aeriform Corporation (2)	Wholesale & Retail — Packaged Industrial Gas Distributor	Senior Debt	5,160	5,160
		Subordinated Debt	22,021	22,097
		Common Stock Warrants, 50.1% of Co. (1)	4,360	4,360
		Redeemable Preferred Stock	101	101
			31,642	31,718

Atlantech International	Manufacturing — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants	19,101	18,863
		Redeemable Preferred stock with Non-Detachable Common Stock, 1.0% of Co.	1,027	701
			20,128	19,564

Auxi Health, Inc. (2)	Healthcare — Home Healthcare	Subordinated Debt	14,386	14,573
		Common Stock Warrants, 17.9% of Co. (1)	2,784	—
		Preferred Stock, 55.8% of Co. (1)	2,599	1,856
			19,769	16,429

Biddeford Textile Corp.	Manufacturing — Electronic Blankets	Senior Debt	2,746	2,772
		Common Stock Warrants, 10.0% of Co. (1)	1,100	—
			3,846	2,772

BLI Holdings Corp.	Manufacturing and Packaging — Personal Care Items	Subordinated Debt	12,153	12,153

Capital.com, Inc. (2)	Internet — Financial Portal	Preferred Stock, 85.0% of Co. (1)	1,492	700

Case Logic	Manufacturing — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co. (1)	20,630	20,826
		Preferred Stock, less than 0.1% of Co.	134	134
			20,764	20,960

Caswell-Massey Holdings Corp.	Wholesale & Retail — Toiletries	Senior Debt	1,065	1,065
		Subordinated Debt	1,803	1,836
		Common Stock Warrants, 24.0% of Co. (1)	552	581
			3,420	3,482

Chance Coach, Inc. (2)	Manufacturing — Buses	Senior Debt	9,615	9,655
		Subordinated Debt	8,583	9,174
		Common Stock Warrants, 43.0% of Co. (1)	4,041	3,469
		Redeemable Preferred Stock (1)	4,616	4,616
		Preferred Stock, Convertible into 20.0% of Co. (1)	2,080	2,080
		Common Stock, 20.4% of Co. (1)	1,896	1,645
			30,831	30,639

Chromas Technologies (2)	Manufacturing — Printing Presses	Senior Debt	11,703	11,703
		Subordinated Debt	9,789	9,990
		Common Stock, 35.0% of Co. (1)	1,500	—
		Common Stock Warrants, 25.0% of Co. (1)	1,071	987
		Redeemable Preferred Stock, 40.0% of Co. (1)	6,258	1,930
			30,321	24,610

CST Industries, Inc.	Manufacturing — Bolted Steel Tanks	Subordinated Debt	7,969	7,969
		Common Stock Warrants, 13.0% of Co. (1)	1,090	1,737
			9,059	9,706

Confluence Holdings Corp.	Manufacturing — Canoes & Kayaks	Subordinated Debt	12,596	12,823
		Common Stock, less than 0.1% of Co. (1)	537	—
		Common Stock Warrants, 0.4% of Co. (1)	2,163	1,564
			15,296	14,387

Crosman Corporation	Manufacturing — Small Arms	Subordinated Debt	3,998	4,033
		Common Stock Warrants, 3.5% of Co. (1)	330	330
			4,328	4,363

Cycle Gear, Inc. (2)	Wholesale & Retail — Motor Cycle Accessories	Senior Debt	750	750
		Subordinated Debt	5,557	5,675
		Common Stock Warrants, 41.6% of Co. (1)	434	1,664
		Redeemable Preferred Stock	1,549	1,549
			8,290	9,638

Decorative Surfaces International, Inc. (2)	Manufacturing — Decorative Paper & Vinyl Products	Subordinated Debt	17,577	17,936
		Common Stock Warrants, 48.3% of Co. (1)	4,571	—
		Preferred Stock, Convertible into less than 0.1% of Co. (1)	803	—
			22,951	17,936

Dixie Trucking Company, Inc. (2)	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	5,134	5,168
		Common Stock Warrants, 49.0% of Co. (1)	141	—
			5,275	5,168

Electrolux, LLC	Manufacturing — Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	1,219

Erie County Plastics Corporation	Manufacturing — Molded Plastics	Subordinated Debt	9,122	9,197
		Common Stock Warrants, 8.7% of Co. (1)	1,170	1,027
			10,292	10,224

EuroCaribe Packing Company, Inc. (2)	Manufacturing — Meat Processing	Senior Debt	8,674	8,749
		Subordinated Debt	5,379	3,672
		Common Stock Warrants, 37.1% of Co. (1)	1,110	—
		Redeemable Preferred Stock (1)	4,302	—
			19,465	12,421

European Touch LTD. II (2)	Manufacturing— Salon Appliances	Senior Debt	9,452	9,452
		Subordinated Debt	11,282	11,282
		Common Stock Warrants, 71.0% of Co. (1)	3,856	3,856
		Common Stock, 29.0% of Co. (1)	1,500	1,500
			26,090	26,090

Fulton Bellows & Components, Inc. (2)	Manufacturing — Bellows	Senior Debt	15,321	15,324
		Subordinated Debt	6,602	6,893
		Common Stock Warrants, 26.4% of Co. (1)	1,305	1,197
		Preferred Stock, Convertible into 48.6% of Co. (1)	5,734	2,617
			28,962	26,031

Gladstone Capital Corporation (3)	Investment Company	Common Stock, 3.0% of Co.	3,600	4,440

Goldman Industrial Group	Manufacturing — Machine Tools, Metal Cutting Types	Subordinated Debt	27,066	26,109
		Common Stock Warrants, 15.0% of Co. (1)	2,822	—
			29,888	26,109

IGI, Inc.	Healthcare — Veterinary Vaccines	Subordinated Debt	5,564	5,627
		Common Stock Warrants, 17.0% of Co. (1)	2,003	1,725
			7,567	7,352

Iowa Mold Tooling, Inc. (2)	Manufacturing — Specialty Equipment	Subordinated Debt	26,364	26,685
		Common Stock, 25.0% of Co. (1)	3,200	3,200
		Common Stock Warrants, 46.2% of Co. (1)	5,919	5,919
			35,483	35,804

JAAGIR, LLC	Service — IT Staffing & Consulting	Subordinated Debt	2,890	2,930
		Common Stock Warrants, 4.1% of Co. (1)	271	271
			3,161	3,201

JAG Industries, Inc. (2)	Manufacturing — Metal Fabrication & Tablet Manufacturing	Senior Debt	1,002	1,002
		Subordinated Debt	2,448	2,520
		Common Stock Warrants, 75.0% of Co. (1)	505	—
			3,955	3,522

Kelly Aerospace, Inc.	Manufacturing — General Aviation & Performance Automotive	Senior Debt	7,877	7,877
		Subordinated Debt	8,779	8,779
		Common Stock Warrants, 15.0% of Co. (1)	1,589	1,589
			18,245	18, 245

Lion Brewery, Inc. (2)	Manufacturing — Malt Beverages	Subordinated Debt	5,955	6,039
		Common Stock Warrants, 54.0% of Co. (1)	675	7,145
			6,630	13,184

Logex Corporation (2)	Transportation — Industrial Gases	Subordinated Debt	15,947	15,947
		Common Stock Warrants, 85.2% of Co. (1)	5,825	5,825
		Redeemable Preferred Stock	2,984	2,984
			24,756	24,756

Lubricating Specialties Co.	Manufacturing — Lubricant & Grease	Subordinated Debt	14,750	14,864
		Common Stock Warrants, 21.0% of Co. (1)	791	791
			15,541	15,655

MBT International, Inc. (2)	Wholesale & Retail — Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,000	7,134
		Common Stock Warrants, 30.6% of Co. (1)	1,214	991
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	1,722
			13,764	13,147

Marcal Paper Mills, Inc. (2)	Manufacturing — Towel, Tissue & Napkin Products	Senior Debt	16,417	16,417
		Subordinated Debt	16,922	16,922
		Common Stock Warrants, 20.0% of Co. (1)	5,001	5,001
			38,340	38,340

Middleby Corporation (3)	Manufacturing — Foodservice Equipment	Subordinated Debt	22,354	22,354
		Common Stock Warrants, 5.5% of Co. (1)	2,536	2,536
			24,890	24,890

Mobile Tool International, Inc.	Manufacturing — Aerial Lift Equipment	Subordinated Debt	2,699	2,699

New Piper Aircraft, Inc.	Manufacturing — Aircraft Manufacturing	Subordinated Debt	18,356	18,436
		Common Stock Warrants, 6.5% of Co. (1)	2,231	4,832
			20,587	23,268

Numatics, Inc.	Manufacturing — Pneumatic Valves	Senior Debt	31,197	31,197

o2wireless Solutions, Inc. (3)	Telecommunications — Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,407	4,005

Omnova Solutions, Inc.	Manufacturing — Performance Chemicals and Decorative & Building Products	Subordinated Debt	5,663	5,663

Parts Plus Group	Wholesale & Retail — Auto Parts Distributor	Subordinated Debt	4,681	2,706
		Common Stock Warrants, 5.0% of Co. (1)	333	—
		Preferred Stock, Convertible into 1.5% of Co. (1)	556	—
			5,570	2,706

Patriot Medical Technologies, Inc. (2)	Service — Repair Services	Senior Debt	2,315	2,315
		Subordinated Debt	2,758	2,825
		Common Stock Warrants, 15.1% of Co. (1)	612	510
		Preferred Stock, Convertible into 16.1% of Co.	1,195	283
			6,880	5,933

Plastech Engineered Products, Inc.	Manufacturing — Automotive Component Systems	Subordinated Debt	27,290	27,290
		Common Stock Warrants, 2.1% of Co. (1)	2,577	2,577
			29,867	29,867

Starcom Holdings, Inc.	Construction — Electrical Contractor	Subordinated Debt	21,267	21,516
		Common Stock, 2.6% of Co. (1)	616	116
		Common Stock Warrants, 16.2% of Co. (1)	3,914	3,068
			25,797	24,700

Sunvest Industries, LLC (2)	Manufacturing — Contract Manufacturing	Senior Debt	4,287	4,287
		Subordinated Debt	5,263	5,323
		Common Stock Warrants, 73.0% of Co. (1)	1,518	1,518
		Redeemable Preferred Stock (1)	347	347
			11,415	11,475

The Inca Group (2)	Manufacturing — Steel Products	Subordinated Debt	16,754	16,960
		Common Stock, 60.1% of Co. (1)	5,100	3,967
		Common Stock Warrants, 24.9% of Co. (1)	3,060	2,065
			24,914	22,992

The L.A. Studios, Inc.	Wholesale & Retail — Audio Production	Subordinated Debt	2,118	2,138

Texstars, Inc. (2)	Manufacturing — Aviation and Transportation Accessories	Senior Debt	15,064	15,064
		Subordinated Debt	6,990	6,990
		Common Stock, 39.4% of Co. (1)	1,500	1,500
		Common Stock Warrants, 40.5% of Co. (1)	1,542	1,542
			25,096	25,096

ThreeSixty Sourcing, Ltd.	Provider of Outsourced Manufacturing — Management Services	Senior Debt	14,926	14,926
		Subordinated Debt	18,608	18,608
		Common Stock Warrants, 5.0% of Co. (1)	1,386	1,386
			34,920	34,920

TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt	23,636	23,977
		Common Stock Warrants, 8.7% of Co. (1)	4,368	7,783
		Convertible Preferred Stock, 1.4% of Co.	2,900	2,900
			30,904	34,660

Tube City, Inc.	Manufacturing — Mill Services	Subordinated Debt	11,687	11,933
		Common Stock Warrants, 23.5% of Co. (1)	3,498	5,767
			15,185	17,700

Warner Power, LLC (2)	Manufacturing — Power Systems & Electrical Ballasts	Senior Debt	572	583
		Subordinated Debt	4,007	4,070
		Common Stock Warrants, 53.1% of LLC (1)	1,629	1,458
			6,208	6,111

Weston ACAS Holdings, Inc. (2)	Service — Environmental Consulting Services	Subordinated Debt	21,850	21,850
		Common Stock, 10.0% of Co. (1)	1,932	1,932
		Common Stock Warrants, 27.6% of Co. (1)	5,246	5,246
		Redeemable Preferred Stock	1,158	1,158
			30,186	30,186

Westwind Group Holdings, Inc.	Service — Restaurants	Common Stock, 10.0% of Co. (1)	—	—
		Preferred Stock, Convertible into less than 0.1% of Co.	3,530	1,117
			3,530	1,117

Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,919	—	(5,218)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $161,246	—	(315)
			—	(5,533)

Totals			$882,796	$858,266

(1) Non-income producing

(2) Affiliate, as defined by at least a 20% fully-diluted ownership of company

(3) Publicly-traded company

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands except per share data)

		Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	Operating income:

	Interest and dividend income	$28,268	$20,766
	Fees	4,373	1,927

	Total operating income	32,641	22,693

	Operating expenses:

	Interest	2,236	3,524
	Salaries and benefits	4,325	2,369
	General and administrative	2,829	1,748

	Total operating expenses	9,390	7,641

	Net operating income	23,251	15,052
	Net realized gain on investments	57	24
	Decrease in net unrealized appreciation of investments	(19,691)	(24,978)

	Net increase (decrease) in shareholders’ equity resulting from operations	$3,617	$(9,902)

Net operating income per common share:	Basic	$0.62	$0.54
	Diluted	$0.61	$0.53

Earnings (loss) per common share:	Basic	$0.10	$(0.36)
	Diluted	$0.09	$(0.35)

	Weighted average shares of common stock outstanding:
	Basic	37,477	27,856
	Diluted	38,374	28,278

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock	Common Stock		Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	(Distributions in Excess of) Undistributed Net Realized Earnings	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2001	$—	28,003	$280	$448,587	$(27,389)	$(95)	$23,784	$445,167
Issuance of common stock under stock option plans	—	280	3	6,302	(6,305)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	12	—	300	—	—	—	300
Repayments of notes receivable from sale of common stock	—	—	—	—	5,169	—	—	5,169
Net decrease in shareholders’ equity resulting from operations	—	—	—	—	—	15,076	(24,978)	(9,902)
Distributions	—	—	—	—	—	(14,999)	—	(14,999)
Balance at March 31, 2001	$—	28,295	$283	$455,189	$(28,525)	$(18)	$(1,194)	$425,735

Balance at January 1, 2002	$—	38,017	$380	$699,291	$(27,143)	$(3,823)	$(28,440)	$640,265
Issuance of common stock	—	7	—	112	—	—	—	112
Issuance of common stock under stock option plans	—	280	3	6,840	(6,843)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	11	—	315	—	—	—	315
Repayments of notes receivable from sale of common stock	—	—	—	—	1,781	—	—	1,781
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	23,308	(19,691)	3,617
Distributions		—	—	—	—	(23,000)	—	(23,000)
Balance at March 31, 2002	$—	38,315	$383	$706,558	$(32,205)	$(3,515)	$(48,131)	$623,090

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Operating activities:
Net increase (decrease) in shareholders’ equity resulting from operations	$3,617	$(9,902)
Adjustments to reconcile net increase (decrease) in shareholders’ equity resulting from operations to net cash provided by operating activities:
Unrealized depreciation of investments	19,691	24,978
Net realized gain on investments	(57)	(24)
Accretion of loan discounts	(3,143)	(2,060)
Increase in accrued payment-in-kind dividends and interest	(5,203)	(3,583)
Collection of loan origination fees	370	301
Amortization of deferred finance costs	83	413
Increase in interest receivable	(1,109)	(2,109)
Increase in other assets	(1,521)	(777)
(Decrease) Increase in other liabilities	(1,295)	1,798
Net cash provided by operating activities	11,433	9,035

Investing activities:
Proceeds from sale of investments	—	14,999
Collection of payment-in-kind notes	—	3,904
Collection of accreted loan discounts	—	36
Principal repayments	3,038	3,270
Purchases of investments	(105,761)	(54,386)
Repayments of notes receivable issued in exchange for common stock	1,781	5,169

Net cash used in investing activities	(100,942)	(27,008)

Financing activities:
Proceeds from asset securitization	147,297	28,214
(Repayments of) drawings on revolving credit facility, net	(39,756)	7,248
Repayments of notes payable	(6,116)	(2,938)
Increase in deferred financing costs	(2,457)	(214)
Issuance of common stock	112	—
Distributions paid	(26,420)	(21,162)

Net cash provided by financing activities	72,660	11,148

Net decrease in cash and cash equivalents	(16,849)	(6,825)
Cash and cash equivalents at beginning of period	18,890	11,569

Cash and cash equivalents at end of period	$2,041	$4,744

Supplemental Disclosures:
Cash paid for interest	$2,104	$1,791

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$315	$300
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$6,843	$6,305

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

(Dollars in thousands except per share data)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Per Share Data (1)
Net asset value at beginning of the period	$16.84	$15.90
Net operating income	0.62	0.54
Net realized gain on investments	—	—
(Decrease) increase in unrealized appreciation on investments	(0.53)	(0.88)
Net increase (decrease) in shareholders’ equity resulting from operations	$16.93	$15.56
Issuance of common stock	0.01	0.03
Effect of antidilution	0.28	—
Distribution of net investment income	(0.59)	(0.53)
Net asset value at end of period	$16.63	$15.06
Per share market value at end of period	$30.96	$25.44
Total return (2)	11.33%	3.10%
Shares outstanding at end of period	38,315	28,295

Ratio/Supplemental Data
Net assets at end of period	$623,090	$426,035
Average net assets	$631,678	$435,601
Ratio of operating expenses, net of interest expense, to average net assets	1.13%	0.95%
Ratio of interest expense to average net assets	0.35%	0.81%
Ratio of operating expenses to average net assets	1.48%	1.76%
Ratio of net operating income to average net assets	3.68%	3.46%

(1)           Basic per share data.

(2)                                  Total return equals the increase of the ending market value over the beginning market value plus reinvested dividends, divided by the beginning market value.  Amount has not been annualized.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is the parent of American Capital Financial Services (“ACFS”) and through ACFS continues to provide financial advisory services to businesses, principally the Company’s portfolio companies.  The Company is headquartered in Bethesda, Maryland, and has offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, and Dallas.  The Company’s reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly owned subsidiary, ACFS (see Note 7).  The Company has no foreign operations.

Note 3.  Investments

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $953,636 as of March 31, 2002. These securities consist of senior debt, subordinated debt with equity warrants, preferred stock and common stock.  The debt securities have effective interest rates ranging from 5.3% to 32.4% and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower.  The Company’s investments in equity warrants, common stock, and certain investments in preferred stock do not produce current income.  The net unrealized appreciation in investments for Federal income tax purposes is the same as for book purposes.  At March 31, 2002, three accruing loans with a total principal balance of $30,586 were greater than 90 days past due.  In addition, eight of the Company’s investments with a total principal balance of $72,677 were past due and on non-accrual status.

Summaries of the composition of the Company’s portfolio of publicly and non-publicly traded securities as of March 31, 2002 and December 31, 2001 at cost and fair value are shown in the following table:

COST	March 31, 2002	December 31, 2001
Senior debt	19.6%	18.3%
Subordinated debt	55.8%	57.7%
Subordinated debt with non-detachable warrants	4.1%	4.5%
Preferred stock	6.5%	4.9%
Common stock warrants	11.1%	12.0%
Common stock	2.9%	2.6%

FAIR VALUE	March 31, 2002	December 31, 2001
Senior debt	20.6%	18.7%
Subordinated debt	56.1%	58.7%
Subordinated debt with non-detachable warrants	4.2%	4.6%
Preferred stock	5.0%	2.9%
Common stock warrants	12.2%	12.8%
Common stock	1.9%	2.3%

The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST	March 31, 2002	December 31, 2001
Manufacturing	68.6%	72.1%
Wholesale & Retail	11.4%	9.1%
Service	6.6%	5.0%
Transportation	3.1%	3.4%
Information Technology	3.0%	3.5%
Healthcare	2.8%	3.1%
Construction	2.8%	2.9%
Agriculture	0.9%	0.0%
Financial Services	0.4%	0.4%
Telecommunications	0.3%	0.3%
Internet	0.1%	0.2%

FAIR VALUE	March 31, 2002	December 31, 2001
Manufacturing	68.0%	71.8%
Wholesale & Retail	11.6%	9.2%
Service	6.9%	4.7%
Information Technology	3.7%	4.0%
Transportation	3.3%	3.5%
Construction	2.8%	2.9%
Healthcare	2.1%	2.8%
Agriculture	0.9%	0.0%
Financial Services	0.4%	0.5%
Telecommunications	0.2%	0.5%
Internet	0.1%	0.1%

Management expects that the largest percentage of its investments will continue to be in manufacturing companies, but diversified into different sectors as defined by Standardized Industrial Classification  (“SIC”) codes.  The current investment composition within the manufacturing segment includes investments in 35 different manufacturing SIC codes, with the largest percentage being 5.3%, and 5.9% in SIC code 2600 (“Paper and Allied Products”) as of March 31, 2002 and December 31, 2001, respectively.

The following table shows the portfolio composition by geographic location at cost and at fair value:

COST	March 31, 2002	December 31, 2001
Northeast	25.3%	22.8%
Mid-Atlantic	19.9%	22.5%
Southeast	15.3%	16.0%
Southwest	14.1%	14.6%
North-Central	13.2%	14.5%
South-Central	12.2%	9.6%

FAIR VALUE	December 31, 2001	December 31, 2001
Mid-Atlantic	23.1%	17.4%
Northeast	18.2%	27.1%
Southeast	18.1%	16.2%
Southwest	14.8%	14.9%
North-Central	13.6%	14.8%
South-Central	12.2%	9.6%

Note 4.  Borrowings

As of March 31, 2002 and December 31, 2001, the Company, through ACAS Funding Trust I (“Trust I”), an affiliated business trust, had $107,900 and $147,600, respectively, in borrowings outstanding under a $225,000 revolving debt-funding facility. The facility expires during April 2003.  Trust I is collateralized by $494,900 of the Company’s loans.  The full amount of principal will be amortized over a 24-month period at the end of the term and interest is payable monthly.  Interest on borrowings under this facility is charged at one month LIBOR (1.88% at both March 31, 2002 and December 31, 2001) plus 125 basis points.  During the three months ended March 31, 2002 and 2001, the Company had weighted average outstanding borrowings under this facility of $150,400 and $61,900, respectively.

On December 20, 2000, the Company completed a $115,400 asset securitization.  In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 (“Trust II”), an affiliated business trust, and contributed to Trust II $153,700 in loans.  Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust II was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and  $38,300 of Class C notes were retained by an affiliate of Trust II.  The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  The notes are backed by loans to 29 of the Company’s portfolio companies.  The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007.  The transfer of the assets to Trust II and the related sale of notes by Trust II have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).  Repayments received on the loans are first applied to the Class A notes, and then to the Class B notes.  As required by the terms of Trust II, the Company has entered into interest rate swaps to mitigate the related interest rate risk (see Note 5).  During the three months ended March 31, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $100,000 and $106,200, respectively.  At March 31, 2002 and December 31, 2001, total borrowings outstanding under the asset securitization were $98,600 and $103,500, respectively.

On March 15, 2002 the Company completed a $147,300 asset securitization.  In connection with the transaction, the Company established ACAS Business Loan Trust 2002-1 (“Trust III”), an affiliated business trust, and contributed to Trust III $196,300 in loans.  Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust III was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by an affiliate of Trust III.  The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  As of March 31, 2002, the Company had issued all of the Class A and Class B notes.  The notes are backed by loans to 30 of the Company’s portfolio companies.  The Class A notes mature on November 20, 2005 and the Class B notes mature on March 20, 2007.  The transfer of the assets to Trust III and the related sale of notes by Trust III have been treated as a financing arrangement by the Company under SFAS No. 140.  Early repayments are first applied to the Class A notes, and then to the Class B notes. As required by the terms of Trust III, the Company has entered into interest rate swaps to mitigate the related interest rate risk (see Note 5).  During the three months ended March 31, 2002, the weighted average outstanding balance of the Class A and B notes was $26,000.  At March 31, 2002, total borrowings outstanding under the asset securitization were $146,000.

The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred finance costs, for the three months ended March 31, 2002 and 2001 was 3.24%, and 8.39% respectively.

For the above borrowings, the fair value of the borrowings approximates cost.

Note 5.  Interest Rate Risk Management

The Company has entered into interest rate swap agreements with two large commercial banks as part of its strategy to manage interest rate risks and to fulfill its obligation under the terms of its revolving debt funding facility and asset securitizations.  The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes.  The goal of the Company's strategy is to reduce the effect of interest rate volatility on net operating income.  The Company utilizes hedging instruments for non-trading and non-speculative purposes only.  During the three months ended March 31, 2002, the Company entered into 23 interest rate swap agreements with an aggregate notional amount of $460,231.  Pursuant to these swap agreements, the Company pays either a variable rate equal to the prime lending rate (4.75% at both March 31, 2002 and December 31, 2001) and receives a floating rate of the one-month LIBOR (1.88% at both March 31, 2002 and December 31, 2001), or pays a fixed rate and receives a floating rate of the one-month LIBOR.  At March 31, 2002 and December 31, 2001, the swaps had a remaining weighted average maturity of approximately 5.5 and 4.6 years, respectively.  At March 31, 2002 and December 31, 2001, the fair value of the interest rate swap agreements represented a liability of $3,425 and $5,533, respectively.  The following table presents the notional principal amounts of interest rate swaps by class:

Type of Interest Rate Swap	Number of Contracts	Notional Value at March 31, 2002	Number of Contracts	Notional Value at December 31, 2001
Pay fixed, receive LIBOR floating	15	$ 298,985	9	$ 102,919
Pay prime floating, receive LIBOR floating	8	161,246	8	161,246
Total	23	$ 460,231	17	$ 264,165

Note 6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Numerator for basic and diluted earnings (loss) per share	$3,617	$(9,902)

Denominator for basic weighted average shares	37,477	27,856

Employee stock options	280	172
Contingently issuable shares*	604	230
Warrants	13	20

Dilutive potential shares	897	422
Denominator for diluted weighted average shares	38,374	28,278

Basic earnings (loss) per share	$0.10	$(0.36)
Diluted earnings (loss) per share	$0.09	$(0.35)

*Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

Note 7.  Segment Data

The Company’s reportable segments are its investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly owned subsidiary, ACFS.  The Company’s accounting policies for segments are the same as those described in the “Summary of Significant Accounting Policies.”  The following table presents segment data for the three months ended March 31, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$28,268	$—	$28,268
Fee income	83	4,290	4,373
Total operating income	28,351	4,290	32,641
Interest expense	2,236	—	2,236
Salaries and benefits expense	696	3,629	4,325
General and administrative expense	1,232	1,597	2,829
Total operating expenses	4,164	5,226	9,390
Net operating income (loss)	24,187	(936)	23,251
Net realized gain on investments	57	—	57
Decrease in unrealized appreciation of investments	(19,691)	—	(19,691)

Net increase (decrease) in shareholders’ equity resulting from operations	$4,553	$(936)	$3,617

The following table presents segment data for the three months ended March 31, 2001:

	ACAS	ACFS	Consolidated
Interest and dividend income	$20,766	$—	$20,766
Fee income	607	1,320	1,927
Total operating income	21,373	1,320	22,693
Interest expense	3,524	—	3,524
Salaries and benefits expense	333	2,036	2,369
General and administrative expense	722	1,026	1,748
Total operating expenses	4,579	3,062	7,641
Net operating income (loss)	16,794	(1,742)	15,052
Net realized gain on investments	24	—	24
Decrease in unrealized appreciation of investments	(24,978)	—	(24,978)

Net decrease in shareholders’ equity resulting from operations	$(8,160)	$(1,742)	$(9,902)

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

Portfolio Composition

The Company’s primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable equity warrants, preferred stock, and common stock.  The total portfolio value of investments in publicly and non-publicly traded securities was $951,470 and $858,266 at March 31, 2002 and December 31, 2001, respectively.  During the three months ended March 31, 2002, the Company made investments totaling $108,900 including $4,500 in funds committed but undrawn under credit facilities.  During the three months ended March 31, 2001, the Company made investments totaling $52,800 including $5,400 in funds committed but undrawn under credit facilities. The weighted average effective interest rate on debt securities was 13.7% and 13.9% at March 31, 2002 and December 31, 2001, respectively.

The Company seeks to be a long-term partner with its portfolio companies. As a long-term partner, the Company will invest capital in a portfolio company subsequent to the initial investment if the Company believes that it can achieve appropriate returns for its investment.  Add-on financings fund i) strategic acquisitions by the portfolio company of either a complete business or specific lines of a business that are related to the portfolio company’s business, ii) growth at the portfolio company such as product development or plant expansions, or iii) working capital for portfolio companies that need capital to fund operating costs, debt service, or growth in receivables or inventory.  The Company’s investments during the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
New Portfolio Companies	$95,500	$29,000
Add-On Financing for Acquisitions	3,800	1,900
Add-On Financing for Growth	2,000	11,500
Add-On Financing for Working Capital	7,600	10,400
Total	$108,900	$52,800

Results of Operations

The Company’s consolidated financial performance, as reflected in its Consolidated Statements of Operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest and dividends earned from investing in debt and equity securities and financial advisory, transaction structuring and prepayment and other fees, less the operating expenses of the Company. The second element is “Decrease in net unrealized appreciation of investments,” which is the net change in the estimated fair values of the Company’s portfolio investments at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is “Net realized gain on investments,” which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company’s Consolidated Balance Sheets.

The consolidated operating results for the three months ended March 31, 2002 and 2001 are as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Operating income	$32,641	$22,693
Operating expenses	9,390	7,641

Net operating income	23,251	15,052
Net realized gain on investments	57	24
Decrease in unrealized appreciation of investments	(19,691)	(24,978)
Net increase (decrease) in shareholders’ equity resulting from operations	$3,617	$(9,902)

Operating Income and Expenses

For the three months ended March 31, 2002 (“First Quarter 2002”), total operating income increased $9,948, or 44%, over the three months ended March 31, 2001 (“First Quarter 2001”).  Total operating income is comprised of two components: interest and dividend income and fees.  For the First Quarter 2002, the Company recorded $29,245 in interest and dividends on securities, and $365 in interest on bank deposits and shareholder loans, offset by $1,342 of expense for payments on interest rate swaps agreements.

Interest and dividend income increased approximately $7,500 compared to the First Quarter 2001 and is affected by both the level of net new investments and by changes in the one-month London Interbank Offered Rate (“LIBOR”).  As part of its interest rate risk management strategy, the Company enters into interest rate swap agreements in which it either pays a floating rate based on the prime rate and receives a floating rate based on LIBOR, or pays a fixed rate and receives a floating rate based on LIBOR.  As a result, both interest income and interest expense are affected by changes in LIBOR.  The weighted average LIBOR decreased from 5.33% during the three months ended March 31, 2001 to 1.86% during the three months ended March 31, 2002.  The rate change reduced interest income approximately $8,700 for the First Quarter 2002 compared to the First Quarter 2001.  As noted below, interest expense also decreased by $9,600 as a result of the decrease in LIBOR.  See “Interest Rate Risk” for a discussion of the Company’s use of interest rate swaps to mitigate the impact of interest rate changes on net operating income.  The increase in the Company’s weighted average investments at cost from $581,200 in the First Quarter 2001 to $941,800 in the First Quarter 2002 contributed $16,200 in interest income.

For the First Quarter 2002, fees increased to $4,373 from $1,927 in the First Quarter 2001.  Fees in the First Quarter 2002 were comprised of $3,288 transaction structuring fees, $726 financial advisory fees, and $359 prepayment and other fees.  In the First Quarter 2001, fees were comprised of $966 transaction structuring fees, $343 financial advisory fees, and $618 prepayment and other fees.  The increase in both transaction structuring and financial advisory fees was the result of closing three buyout transactions totaling $87,000 in the First Quarter 2002 compared to none in the First Quarter 2001, and an increase in the total dollar volume of new investments in the First Quarter 2002 over the First Quarter 2001.

Operating expenses consist of interest expense on borrowings, salaries and benefits, and general and administrative expenses.  Operating expenses for the First Quarter 2002 increased $1,749, or 23%, over the First Quarter 2001 and consisted of $4,325 in salaries and benefits, $2,829 in general and administrative expenses, and $2,236 in interest expense.  The increase is primarily due to an increase in salaries and benefits expense from $2,369 in the First Quarter 2001 to $4,325 in the First Quarter 2002 and an increase in general and administrative expenses from $1,748 in the First Quarter 2001 to $2,829 in the First Quarter 2002.  Interest expense decreased due to the net effect of an increase in the Company’s weighted average borrowings from $168,066 in the First Quarter 2001 to $276,406 in the First Quarter 2002, and a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 8.39% in the First Quarter 2001 to 3.24% in the First Quarter 2002 primarily due to a decrease in weighted average LIBOR from 5.33% to 1.86%.  General and administrative expenses increased primarily due to higher facilities expenses, professional services, and financial reporting expenses.  Salaries and benefits expense increased due to an increase in employees from 62 at March 31, 2001 to 82 at March 31, 2002 and an increase in incentive compensation awarded from $309 in the First Quarter 2001 to $1,559 in the First Quarter 2002.

Net Realized Gains

During the First Quarter 2002, the Company recognized a realized gain of $57 from the realization of unamortized original issue discount (“OID”) on the repayment of subordinated debt totaling $580.  During the First Quarter 2001, the Company realized gains of $24 which was comprised of a realization of unamortized OID of $21 on the repayment of the Company’s subordinated debt investment in Centennial Broadcasting, Inc. and the sale of common stock warrants in The L.A.Studios, Inc.

Unrealized Appreciation and Depreciation of Investments

The Company values its investment portfolio each quarter.  The portfolio analysts in the Company’s finance department prepare the portfolio company valuations each quarter using the most recent portfolio company financial statements and forecasts.  These analysts will also consult with the respective principal who is managing the portfolio investment relationship to obtain further updates on the portfolio company performance, including information such as industry trends, new product development, and other operational issues.  The valuations are reviewed by the Company’s senior management and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with the following valuation policy.

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

The unrealized appreciation of investments is based on portfolio asset valuations determined by the Company’s Board of Directors. The following table itemizes the change in unrealized appreciation of investments and the net realized gains for the three months ended March 31, 2002 and 2001:

	Number of Companies	Three Months Ended March 31, 2002	Number of Companies	Three Months Ended March 31, 2001
Gross unrealized appreciation of investments	7	$9,823	2	$2,533
Gross unrealized depreciation of investments	15	(31,622)	41	(25,205)
Unrealized appreciation (depreciation) of interest rate swaps	—	2,108	—	(2,306)
Net depreciation of investments	22	$(19,691)	43	$(24,978)

Net realized gain	1	$57	2	$24

Financial Condition, Liquidity, and Capital Resources

At March 31, 2002, the Company had $2,000 in cash and cash equivalents.  In addition, the Company had outstanding debt secured by assets of the Company of $107,900 under a $225,000 revolving debt funding facility and $244,700 under two asset securitizations.  During the three months ended March 31, 2002, the Company funded investments using draws on the revolving debt funding facility and proceeds from the asset securitizations.

Capital Raising Activities

On March 15, 2002 the Company completed a $147,300 asset securitization.  In connection with the transaction, the Company established ACAS Business Loan Trust 2002-1 (“Trust III”), an affiliated business trust, and contributed to Trust III $196,300 in loans.  Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust III was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by an affiliate of Trust III.  The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  As of March 31, 2002, the Company had issued all of the Class A and Class B notes.  The notes are backed by loans to 30 of the Company’s portfolio companies.  The Class A notes mature on November 20, 2005 and the Class B notes mature on March 20, 2007.  The transfer of the assets to Trust III and the related sale of notes by Trust III have been treated as a financing arrangement by the Company under SFAS No. 140.  Early repayments are first applied to the Class A notes, and then to the Class B notes. As required by the terms of Trust III, the Company has entered into interest rate swaps to mitigate the related interest rate risk (see Note 5).  During the three months ended March 31, 2002, the weighted average outstanding balance of the Class A and B notes was $26,000.  At March 31, 2002, total borrowings outstanding under the asset securitization was $146,000.

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

                As a BDC, the Company's asset coverage must be at least 200% after each issuance of Senior Securities.  As of March 31, 2002 and December 31, 2001, the Company's asset coverage was approximately 280% and 360%, respectively.

Portfolio Credit Quality

Loan Grading and Performance

The Company grades all loans on a scale of 1 to 4.  This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.

Under this system, loans with a grade of 4 involve the least amount of risk in the Company’s portfolio.  The borrower is performing above expectations and the trends and risk factors are generally favorable.  Loans graded 3 involve a level of risk that is similar to the risk at the time of origination.  The borrower is performing as expected and the risk factors are neutral to favorable.  All new loans are initially graded 3.  Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased since origination.  The borrower may be out of compliance with debt covenants; however, loan payments are generally not more than 120 days past due.  For loans graded 2, the Company’s management will increase procedures to monitor the borrower and the fair value generally will be lowered.  A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination.  Some or all of the debt covenants are out of compliance and payments are delinquent.  Loans graded 1 are not anticipated to be repaid in full and the Company will reduce the fair value of the loan to the amount it anticipates will be recovered.

To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade.  The weighted average investment grade was 2.9 as of both March 31, 2002 and December 31, 2001.  At March 31, 2002 and December 31, 2001, the Company’s investment portfolio was graded as follows:

	March 31, 2002		December 31, 2001
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$151,959	16.3%	$107,837	12.7%
3	586,221	62.0%	529,167	62.1%
2	190,146	20.2%	206,921	24.3%
1	14,346	1.5%	8,392	0.9%
	$942,672	100.0%	$852,317	100.0%

The amounts at March 31, 2002 and December 31, 2001 do not include the Company’s investments in Capital.com, Wrenchead.com, o2wireless, Electrolux, Westwind Group Holdings, Inc. and Gladstone Capital Corporation, companies in which the Company only owns equity securities.

The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  The Company’s valuation analysis serves as a critical piece of data in this determination. At March 31, 2002, eight loans with a face amount of 72,677 were on non-accrual.  Three of the eight loans are grade 2 loans, and five of the loans are grade 1 loans. At December 31, 2001, four loans with a face amount of $49,860 were on non-accrual.  Three of the four loans are grade 2 loans, and one of the loans is a grade 1 loan.

At March 31, 2002 and December 31, 2001, loans past due were as follows:

Days Past Due	Number of Loans	March 31, 2002	Number of Loans	December 31, 2001
Accruing
1 - 30	—	$—	1	$6,477
31 - 60	—	$—	1	$22,152
61 - 90	—	$—	1	$14,400
Greater than 90	3	$30,586	3	$30,119

Non-Accruing	8	$72,677	4	$49,860

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

The statistics are weighted by the Company’s investment value for each portfolio company and do not include investments in which the Company holds only equity securities.  The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the aggregate investment portfolio as of the quarter ended March 31, 2002 and the years ended December 31, 2001, 2000, 1999, and 1998.

In addition to these statistics, the company tracks its portfolio investments on a static-pool basis.  A static pool consists of the investments made during a given year ended.  The Pre-1999 static pool consists of the investments made from the time of the Company’s IPO through the year ended December 31, 1999.  The following table contains a summary of portfolio statistics at March 31, 2002 and as of the three months ended March 31, 2002:

Portfolio Statistics On a Weighted Average Basis* ($ in millions):	Aggregate	2001 Static Pool	2000 Static Pool	1999 Static Pool	Pre - 1999 Static Pool
Original Investments at Cost	$1,125	$390	$275	$177	$171
Total Exits and Prepayments	$115	$—	$37	$17	$61
Realized Gain on Investments	$14	$—	$2	$4	$8
Current Cost of Original Investments	$988	$378	$240	$150	$115
Fair Value of Investments	$945	$383	$210	$149	$99
Non-Accruing Loans	$73	$—	$35	$16	$22

Interest Coverage	2.2	2.2	1.9	2.5	2.0
Debt Service Coverage	1.5	1.6	1.3	1.6	1.7
Debt to EBITDA	5.9	5.0	6.7	5.2	10.2
Investment Grade	2.9	3.0	2.7	3.2	2.7

Average Age of Companies**	43 years	44 years	42 years	52 years	39 years
Total Sales**	$5,918	$2,624	$711	$1,493	$938
Average Sales**	$118	$166	$95	$92	$102
Total EBITDA**	$601	$267	$80	$154	$67
Average EBITDA**	$14	$17	$14	$11	$9
Ownership Percentage**	41%	36%	43%	40%	39%
% with Senior Lien***	22%	28%	23%	7%	18%
% with Senior or Junior Lien***	84%	71%	90%	93%	84%

*These amounts do not include investments in which the Company owns only equity.

**Includes the Company’s equity investment in Electrolux and o2wireless.

***As a percentage of the Company’s total debt investments.

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company’s Pre-1999 Static Pool as of the quarter ended March 31, 2002 and the years ended December 31, 2001, 2000, 1999, and 1998:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company’s 1999 Static Pool as of the quarter ended March 31, 2002 and the years ended December 31, 2001, 2000, and 1999:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company’s 2000 Static Pool as of the quarter ended March 31, 2002 and the years ended December 31, 2001 and 2000:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company’s 2001 Static Pool as of the quarter ended March 31, 2002 and the year ended December 31, 2001:

Impact of Inflation

Management believes that inflation can influence the value of the Company’s investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Interest Rate Risk

Because the Company funds a portion of its investments with borrowings under its revolving debt funding facility and asset securitization, the Company’s net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows.  The Company attempts to match fund its liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity.  The Company enters into interest rate basis swap agreements to match the interest rate basis of its assets and liabilities, thereby locking in the spread between its asset yield and the cost of its borrowings, and to fulfill its obligations under the terms of its revolving debt funding facility and term securitizations.  The goal of the Company's strategy is to reduce the effect of interest rate volatility on net operating income.  The Company utilizes hedging instruments for non-trading and non-speculative purposes only.

As a result of the Company’s use of interest rate swaps, at March 31, 2002, approximately 67% of the Company’s interest bearing assets provided fixed rate returns and approximately 33% of the Company’s interest bearing assets provided floating rate returns.  Adjusted for the effect of interest rate swaps, at March 31, 2002, the Company had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of $531,075 and had total borrowings outstanding of $352,566.  All of the Company’s outstanding debt at March 31, 2002 has a variable rate of interest based on one-month LIBOR.  Assuming no changes to the Company’s consolidated balance sheet at March 31, 2002, a hypothetical increase in one-month

LIBOR by 100 basis points would increase net operating income by $1,785, or $0.05 per share, over the next twelve months compared to 2001 net operating income.  A hypothetical 100 basis point decrease in one-month LIBOR would decrease net operating income $1,785, or $0.05 per share, over the next twelve months compared to 2001 net operating income.

At March 31, 2002, the Company had entered into twenty-three interest rate basis swap agreements with two large commercial banks with debt ratings of A1 under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR.  For those investments contributed to the term securitization, the interest swaps enable the Company to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitization.  One-month LIBOR remained unchanged at 1.88% at December 31, 2001 and March 31, 2002.  At March 31, 2002 the aggregate notional amount of the swap agreements was $460,231 million and the agreements have a remaining term of approximately 5.5 years.  The following tables present the notional principal amounts of interest rate swaps by class and the payment terms weighted by notional amount as of March 31, 2002 and December 31, 2001:

March 31, 2002
Type of Interest Rate Swap	Company Pays	Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	5.80%	LIBOR	15	$298,985
Pay prime floating, receive LIBOR floating	prime	LIBOR +2.73%	8	161,246
Total			23	$460,231

December 31, 2002
Type of Interest Rate Swap	Company Pays	Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	6.02%	LIBOR	9	$102,919
Pay prime floating, receive LIBOR floating	Prime	LIBOR +2.73%	8	161,246
Total			17	$264,165

At March 31, 2002 and December 31, 2002 one-month LIBOR was 1.88% and the prime rate was 4.75%.  The excess of payments made to swap counter parties over payments received from swap counter parties is recorded as a reduction of interest income.

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

10.1

Amendment No. 8 to the Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, First Union Capital Markets Corp., First Union National Bank, Wells Fargo Bank Minnesota, National Association and certain investors named therein, dated as of January 15, 2002.

10.2	ACAS Transfer Agreement, between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2002-1, dated as of March 15, 2002.

10.3

Transfer And Servicing Agreement, among ACAS Business Loan Trust 2002-1, ACAS Business Loan LLC, 2002-1, American Capital Strategies, Ltd. and Wells Fargo Bank Minnesota, National Association, dated as of March 15, 2002.

10.4	Indenture, between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust 2002-1, as the Issuer, dated as of March 15, 2002.

10.5	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2002-1, by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated as of March 11, 2002.

(b)	The registrant has not filed any reports on a Current Report on Form 8-K during the quarter for which this report 10-Q is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ John R. Erickson
John R. Erickson
Executive Vice President and Chief Financial Officer

Date:	May 15, 2002