Form 10-Q
period 2002-06-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2002-08-14
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 14, 2002 was 41,411,866.

AMERICAN CAPITAL STRATEGIES, LTD.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets

Cash and cash equivalents	$3,692	$18,890
Investments at fair value (cost of $1,105,422 and $882,796, respectively)
Non-Control/Non-Affiliate investments	564,800	486,639
Control investments	477,713	361,055
Affiliate investments	5,568	10,572
Total investments at fair value	1,048,081	858,266
Interest receivable	12,659	12,957
Other	22,487	14,071

Total assets	$1,086,919	$904,184

Liabilities and Shareholders’ Equity

Revolving credit facility	$233,291	$147,646
Notes payable	229,929	103,495
Accrued dividends payable	—	3,420
Other	8,758	9,358

Total liabilities	471,978	263,919

Commitments and Contingencies

Shareholders’ equity:

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized, and 38,510 and 38,017 issued and outstanding, respectively	385	380
Capital in excess of par value	711,260	699,291
Notes receivable from sale of common stock	(33,050)	(27,143)
Distributions in excess of net realized earnings	(3,342)	(3,823)
Net unrealized depreciation of investments	(60,312)	(28,440)

Total shareholders’ equity	614,941	640,265

Total liabilities and shareholders’ equity	$1,086,919	$904,184

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SECHEDULE OF INVESTMENTS

March 31, 2002

(Unaudited)

(Dollars in thousand)

Company	Industry	Investment	Cost	Fair Value
A&M Cleaning Products, Inc. (2)	Consumer Products — Household Cleaning Products	Subordinated Debt	$5,168	$5,240
		Common Stock Warrants, 18.4% of Co. (1)	1,643	2,237
		Redeemable Preferred Stock	578	1,189
			7,389	8,666

A.H. Harris & Sons, Inc. (2)	Wholesale — Construction Material	Subordinated Debt	9,517	9,591
		Common Stock Warrants, 10.0% of Co. (1)	534	1,050
			10,051	10,641

Aeriform Corporation (2)	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt	5,044	5,044
		Subordinated Debt	23,098	23,142
		Common Stock Warrants, 51.8% of Co. (1)	4,360	5,345
		Redeemable Preferred Stock	111	111
			32,613	33,642

Aerus, LLC (2)	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	691

Alemite Holdings, LLC (2)	Industrial Products — Lubricating Equipment	Subordinated Debt	10,075	10,075
		Common Stock Warrants, 10.1% of Co.(1)	124	124
			10,199	10,199

American Decorative Surfaces International, Inc. (3)	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt	24,502	24,502
		Common Stock Warrants, less than 0.1% of Co. (1)	—	—
		Preferred Stock, Convertible into 100% of Co. (1)	13,790	8,438
			38,292	32,940

Atlantech International (2)	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants	19,356	19,105
		Redeemable Preferred stock with Non-Detachable Common Stock, 1.0% of Co.	1,090	765
			20,446	19,870

Auxi Health, Inc. (3)	Healthcare — Home Healthcare	Subordinated Debt	14,936	11,508
		Common Stock Warrants, 6.5% of Co. (1)	2,599	—
		Preferred Stock, 55.8% of Co. (1)	2,733	—
			20,268	11,508

Biddeford Real Estate Holdings (4)	Consumer Products — Electronic Blankets	Senior Debt	2,954	2,954
		Common Stock, 100.0% of Co. (1)	605	605
			3,559	3,559

BLI Holdings Corp. (2)	Consumer Products — Personal Care Items	Subordinated Debt	12,462	12,462

Capital.com, Inc. (3)	Internet — Financial Portal	Preferred Stock, 85.0% of Co. (1)	1,492	500

Case Logic (2)	Consumer Products — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co. (1)	21,200	21,019
		Redeemable Preferred Stock	429	429
			21,629	21,448

Caswell-Massey Holdings Corp. (2)	Retail — Toiletries	Senior Debt	787	787
		Subordinated Debt	1,869	1,890
		Common Stock Warrants, 24.0% of Co. (1)	552	310
			3,208	2,987

Chance Coach, Inc. (3)	Industrial Products — Buses	Senior Debt	2,145	2,091
		Subordinated Debt	9,275	9,691
		Common Stock Warrants, 2.6% of Co. (1)	4,041	2,386
		Preferred Stock, Convertible into 91.2% of Co. (1)	18,512	14,491
		Common Stock, 1.2% of Co. (1)	1,895	—
			35,868	28,659

Chromas Technologies (3)	Industrial Products — Printing Presses	Senior Debt	13,055	13,045
		Subordinated Debt	9,662	7,722
		Common Stock, 35.0% of Co. (1)	1,500	—
		Common Stock Warrants, 25.0% of Co. (1)	1,071	—
		Preferred Stock, Convertible into 40.0% of Co. (1)	6,709	—
			31,997	20,767

CST Industries, Inc. (2)	Industrial Products — Bolted Steel Tanks	Subordinated Debt	8,030	8,030
		Common Stock Warrants, 13.0% of Co. (1)	1,091	4,768
			9,121	12,798

Confluence Holdings Corp. (3)	Consumer Products — Canoes & Kayaks	Subordinated Debt	5,629	5,777
		Redeemable Preferred Stock	7,376	7,376
		Preferred Stock, Convertible into 75.0% of Co. (1)	3,475	1,123
		Common Stock, less than 0.1% of Co. (1)	537	—
		Common Stock Warrants, 0.2% of Co. (1)	2,164	1,417
			19,181	15,693

Crosman Corporation (2)	Consumer Products — Small Arms	Subordinated Debt	4,100	4,129
		Common Stock Warrants, 3.5% of Co. (1)	329	329
			4,429	4,458

Cycle Gear, Inc. (2)	Retail — Motor Cycle Accessories	Senior Debt	609	609
		Subordinated Debt	6,071	6,160
		Common Stock Warrants, 42.4% of Co. (1)	475	2,375
		Redeemable Preferred Stock	1,595	1,595
			8,750	10,739

Dixie Trucking Company, Inc. (2)	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	6,148	4,001
		Common Stock Warrants, 49.0% of Co. (1)	141	—
			6,289	4,001

Erie County Plastics Corporation (2)	Consumer Products — Molded Plastics	Subordinated Debt	9,290	9,340
		Common Stock Warrants, 8.7% of Co. (1)	1,170	1,027
			10,460	10,367

EuroCaribe Packing Company, Inc. (3)	Food Products — Meat Processing	Senior Debt	8,674	9,119
		Subordinated Debt	4,932	3,738
		Common Stock Warrants, 37.1% of Co. (1)	1,110	—
		Redeemable Preferred Stock (1)	4,995	—
			19,711	12,857

European Touch LTD. II (3)	Industrial Products — Salon Appliances	Senior Debt	7,602	7,602
		Subordinated Debt	11,374	11,374
		Common Stock Warrants, 71.0% of Co. (1)	3,683	5,265
		Common Stock, 29.0% of Co. (1)	1,500	2,145
			24,159	26,386

Fulton Bellows & Components, Inc. (3)	Industrial Products — Bellows	Senior Debt	12,236	12,236
		Subordinated Debt	6,723	7,006
		Common Stock Warrants, 7.7% of Co. (1)	1,305	1,034
		Preferred Stock, Convertible into 69.2% of Co. (1)	10,229	—
			30,493	20,276

Gladstone Capital Corporation (2) (5)	Financial Services	Common Stock, 3.0% of Co.	3,650	4,382

Goldman Industrial Group (2)	Industrial Products — Machine Tools, Metal Cutting Types	Subordinated Debt	27,279	5,000
		Common Stock Warrants, 15.0% of Co. (1)	2,822	—
			30,101	5,000

Hickson DanChem, Inc. (3)	Products — Specialty Contract Chemical Manufacturing	Senior Debt	13,248	13,248
		Subordinated Debt	8,212	8,212
		Common Stock, 42.8% of Co. (1)	2,500	2,500
		Common Stock Warrants, 38.0% of Co. (1)	2,221	2,221
			26,181	26,181

Hartstrings, Inc. (2)	Retail — Children’s Apparel	Senior Debt	13,088	13,088
		Subordinated Debt	11,814	11,814
		Common Stock Warrants, 37.5% of Co. (1)	3,572	3,572
			28,474	28,474

IGI, Inc. (4) (5)	Healthcare — Veterinary Vaccines	Common Stock Warrants, 16.7% of Co. (1)	2,003	1,263

Iowa Mold Tooling, Inc. (3)	Industrial Products — Specialty Equipment	Subordinated Debt	27,902	28,185
		Common Stock, 25.0% of Co. (1)	3,200	1,303
		Common Stock Warrants, 46.3% of Co. (1)	5,918	5,249
			37,020	34,737

JAAGIR, LLC (2)	Service — IT Staffing & Consulting	Subordinated Debt	2,982	3,004
		Common Stock Warrants, 4.1% of Co. (1)	271	271
			3,253	3,275

JAG Industries, Inc. (3)	Industrial Products — Metal Fabrication & Tablet Manufacturing	Senior Debt	991	978
		Subordinated Debt	2,464	757
		Common Stock Warrants, 75.0% of Co. (1)	505	—
			3,960	1,735

Kelly Aerospace, Inc. (2)	Aerospace — General Aviation & Performance Automotive	Senior Debt	7,160	7,160
		Subordinated Debt	8,818	8,818
		Common Stock Warrants, 17.5% of Co. (1)	1,589	1,589
			17,567	17,567

Lion Brewery, Inc. (2)	Consumer Products — Malt Beverages	Subordinated Debt	5,993	6,064
		Common Stock Warrants, 54.0% of Co. (1)	675	7,146
			6,668	13,210

Logex Corporation (3)	Transportation — Industrial Gases	Subordinated Debt	16,453	16,453
		Common Stock Warrants, 85.4% of Co. (1)	7,453	7,453
		Redeemable Preferred Stock	3,633	3,633
			27,539	27,539

Lubricating Specialties Co. (2)	Chemical Products — Lubricant & Grease	Subordinated Debt	14,846	14,943
		Common Stock Warrants, 21.0% of Co. (1)	791	791
			15,637	15,734

MBT International, Inc. (3)	Wholesale — Musical Instrument Distributor	Senior Debt	3,198	3,300
		Subordinated Debt	7,440	7,440
		Common Stock Warrants, 30.6% of Co. (1)	1,215	991
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	1,722
			14,103	13,453

Marcal Paper Mills, Inc. (2)	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt	16,500	16,500
		Subordinated Debt	17,753	17,753
		Common Stock Warrants, 20.0% of Co. (1)	5,002	7,510
			39,255	41,763

Middleby Corporation (3) (5)	Industrial Products — Foodservice Equipment	Subordinated Debt	22,798	22,798
		Common Stock Warrants, 5.7% of Co. (1)	2,537	3,684
			25,335	26,482

Mobile Tool International, Inc. (2)	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,698	1,885

Network for Medical Communication & Research, LLC (3)	Service — Provider of Specialized Medical Educational Programs	Subordinated Debt	16,985	16,985
		Common Stock Warrants, 35.0% of Co. (1)	2,039	17,804
			19,024	34,789

New Piper Aircraft, Inc. (2)	Aerospace— Aircraft Manufacturing	Subordinated Debt	18,492	18,556
		Common Stock Warrants, 8.5% of Co. (1)	2,231	4,832
			20,723	23,388

Numatics, Inc. (2)	Industrial Products — Pneumatic Valves	Senior Debt	30,393	30,393

o2wireless Solutions, Inc. (3) (5)	Telecommunications — Wireless Communications Network Services	Common Stock Warrants, 100.0% of Co. (1)	2,414	793

Omnova Solutions, Inc. (3) (5)	Consumer Products — Performance Chemicals and Decorative & Building Products	Subordinated Debt	1,827	1,827

PaR Systems, Inc. (3)	Industrial Products — Robotic Systems	Subordinated Debt	18,658	18,658
		Common Stock, 25.8% of Co. (1)	2,500	2,500
		Common Stock Warrants, 42.5% of Co. (1)	4,116	4,116
			25,274	25,274

Parts Plus Group (2)	Retail — Auto Parts Distributor	Subordinated Debt	4,561	642
		Common Stock Warrants, 5.0% of Co. (1)	333	—
		Preferred Stock, Convertible into 1.5% of Co. (1)	556	—
			5,450	642

Patriot Medical Technologies, Inc. (2)	Service — Repair Services	Senior Debt	2,048	2,048
		Subordinated Debt	2,798	2,853
		Common Stock Warrants, 25.0% of Co. (1)	612	573
		Preferred Stock, Convertible into 9.7% of Co.	1,244	1,243
			6,702	6,717

Petaluma Poultry Processors, Inc. (2)	Food Products — Integrated Producer & Distributor of Organic & Natural Poultry	Senior Debt	7,465	7,465
		Common Stock Warrants, 13.0% of Co. (1)	1,065	1,065
			8,530	8,530

Plastech Engineered Products, Inc. (2)	Consumer Products — Automotive Component Systems	Subordinated Debt	28,092	28,092
		Common Stock Warrants, 2.1% of Co. (1)	2,578	4,440
			30,670	32,532

Precitech, Inc. (3)	Industrial Products — Ultra Precision Machining Systems	Senior Debt	8,908	8,908
		Subordinated Debt	5,095	5,095
		Redeemable Preferred Stock	1,616	1,616
		Common Stock, 43.3% of Co.	2,204	2,204
		Common Stock Warrants, 44.7% of Co. (1)	2,278	2,278
			20,101	20,101

Starcom Holdings, Inc. (3)	Construction — Electrical Contractor	Subordinated Debt	24,230	24,435
		Common Stock, 2.6% of Co. (1)	616	579
		Common Stock Warrants, 16.2% of Co. (1)	3,914	3,676
			28,760	28,690

Stravina Operating Company, LLC (2)	Wholesale — Personalized Novelty and Souvenir Items	Subordinated Debt	18,491	18,491
		Common Stock, 4.8% of Co. (1)	1,000	1,000
			19,491	19,491

Sunvest Industries, LLC (3)	Industrial Products — Contract Manufacturing	Senior Debt	4,286	4,286
		Subordinated Debt	5,629	4,553
		Common Stock Warrants, 73.0% of Co. (1)	1,358	—
		Redeemable Preferred Stock (1)	847	—
			12,120	8,839

The Inca Group (3)	Industrial Products — Steel Products	Subordinated Debt	14,450	14,587
		Redeemable Preferred Stock	4,000	1,187
		Common Stock, 60.1% of Co. (1)	5,100	—
		Common Stock Warrants, 24.9% of Co. (1)	3,060	1,766
			26,610	17,540

The L.A. Studios, Inc. (2)	Service — Audio Production	Subordinated Debt	2,169	2,182

Texstars, Inc. (3)	Aerospace — Aviation and Transportation Accessories	Senior Debt	14,802	14,802
		Subordinated Debt	7,070	7,070
		Common Stock, 39.4% of Co. (1)	1,542	1,542
		Common Stock Warrants, 40.5% of Co. (1)	1,500	1,500
			24,914	24,914

ThreeSixty Sourcing, Ltd. (2)	Service — Provider of Outsourced Management Services	Senior Debt	15,000	15,000
		Subordinated Debt	18,841	18,841
		Common Stock Warrants, 5.0% of Co. (1)	1,388	1,388
			35,229	35,229

TransCore Holdings, Inc. (2)	Information Technology — Transportation Information Management Services	Subordinated Debt	24,058	24,285
		Common Stock Warrants, 8.7% of Co. (1)	4,368	13,260
		Preferred Stock, Convertible into 1.4% of Co.	3,090	3,090
			31,516	40,635

Trinity Hospice, LLC (2)	Healthcare — Hospice Care	Senior Debt	11,691	11,691
		Common Stock, 7.4% of Co. (1)	1,500	1,500
			13,191	13,191

Tube City, Inc. (2)	Industrial Products — Mill Services	Subordinated Debt	12,162	12,324
		Common Stock Warrants, 23.5% of Co. (1)	3,498	8,423
			15,660	20,747

UAV Corporation (2)	Consumer Products — Pre-recorded Video and Audio Tapes and Software	Subordinated Debt	13,033	13,033

Warner Power, LLC (2)	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt	1,482	1,493
		Subordinated Debt	7,967	8,006
		Common Stock Warrants, 62.5% of Co. (1)	2,246	2,528
			11,695	12,027

Weston ACAS Holdings, Inc. (3)	Service — Environmental Consulting Services	Subordinated Debt	22,061	22,061
		Common Stock, 8.3% of Co. (1)	1,932	4,414
		Common Stock Warrants, 22.6% of Co. (1)	5,247	12,025
		Redeemable Preferred Stock	1,332	1,333
			30,572	39,833

Westwind Group Holdings, Inc. (4)	Service — Restaurants	Redeemable Preferred Stock (1)	3,598	745

Interest Rate Swap Agreements	Pay Fixed / Receive Floating	14 Contracts / Notional Amounts Totaling $259,085	—	(12,564)
	Pay Floating / Receive Floating	10 Contracts / Notional Amounts Totaling $185,485	—	(231)
			—	(12,795)

Totals			$1,105,422	$1,048,081

(1)     Non-income producing investment

(2)     Non-control/non-affiliate investment

(3)     Control investment

(4)     Affiliate investment

(5)     Publicly-traded company

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2001

(Dollars in thousands)

Company	Industry	Investment	Cost	Fair Value
A&M Cleaning Products, Inc. (2)	Consumer Products — Household Cleaning Products	Subordinated Debt	$5,070	$5,167
		Common Stock Warrants, 18.4% of Co. (1)	1,643	2,237
		Redeemable Preferred Stock	532	532
			7,245	7,936

A.H. Harris & Sons, Inc. (2)	Wholesale — Construction Material	Subordinated Debt	9,434	9,525
		Common Stock Warrants, 10.0% of Co. (1)	534	1,050
			9,968	10,575

Aeriform Corporation (2)	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt	5,160	5,160
		Subordinated Debt	22,021	22,097
		Common Stock Warrants, 50.1% of Co. (1)	4,360	4,360
		Redeemable Preferred Stock	101	101
			31,642	31,718

Atlantech International (2)	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants	19,101	18,863
		Redeemable Preferred stock with Non-Detachable Common Stock, 1.0% of Co.	1,027	701
			20,128	19,564

Auxi Health, Inc. (3)	Healthcare — Home Healthcare	Subordinated Debt	14,386	14,573
		Common Stock Warrants, 17.9% of Co. (1)	2,784	—
		Preferred Stock, 55.8% of Co. (1)	2,599	1,856
			19,769	16,429

Biddeford Textile Corp. (4)	Consumer Products — Electronic Blankets	Senior Debt	2,746	2,772
		Common Stock Warrants, 10.0% of Co. (1)	1,100	—
			3,846	2,772

BLI Holdings Corp. (2)	Consumer Products — Personal Care Items	Subordinated Debt	12,153	12,153

Capital.com, Inc. (3)	Internet — Financial Portal	Preferred Stock, 85.0% of Co. (1)	1,492	700

Case Logic (2)	Consumer Products — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co. (1)	20,630	20,826
		Preferred Stock, less than 0.1% of Co.	134	134
			20,764	20,960

Caswell-Massey Holdings Corp. (2)	Consumer Products — Toiletries	Senior Debt	1,065	1,065
		Subordinated Debt	1,803	1,836
		Common Stock Warrants, 24.0% of Co. (1)	552	581
			3,420	3,482

Chance Coach, Inc. (3)	Industrial Products — Buses	Senior Debt	9,615	9,655
		Subordinated Debt	8,583	9,174
		Common Stock Warrants, 43.0% of Co. (1)	4,041	3,469
		Redeemable Preferred Stock (1)	4,616	4,616
		Preferred Stock, Convertible into 20.0% of Co. (1)	2,080	2,080
		Common Stock, 20.4% of Co. (1)	1,896	1,645
			30,831	30,639

Chromas Technologies (3)	Industrial Products — Printing Presses	Senior Debt	11,703	11,703
		Subordinated Debt	9,789	9,990
		Common Stock, 35.0% of Co. (1)	1,500	—
		Common Stock Warrants, 25.0% of Co. (1)	1,071	987
		Redeemable Preferred Stock, 40.0% of Co. (1)	6,258	1,930
			30,321	24,610

CST Industries, Inc. (2)	Industrial Products — Bolted Steel Tanks	Subordinated Debt	7,969	7,969
		Common Stock Warrants, 13.0% of Co. (1)	1,090	1,737
			9,059	9,706

Confluence Holdings Corp. (3)	Consumer Products — Canoes & Kayaks	Subordinated Debt	12,596	12,823
		Common Stock, less than 0.1% of Co. (1)	537	—
		Common Stock Warrants, 0.4% of Co. (1)	2,163	1,564
			15,296	14,387

Crosman Corporation (2)	Consumer Products — Small Arms	Subordinated Debt	3,998	4,033
		Common Stock Warrants, 3.5% of Co. (1)	330	330
			4,328	4,363

Cycle Gear, Inc. (2)	Retail — Motor Cycle Accessories	Senior Debt	750	750
		Subordinated Debt	5,557	5,675
		Common Stock Warrants, 41.6% of Co. (1)	434	1,664
		Redeemable Preferred Stock	1,549	1,549
			8,290	9,638

Decorative Surfaces International, Inc. (3)	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt	17,577	17,936
		Common Stock Warrants, 48.3% of Co. (1)	4,571	—
		Preferred Stock, Convertible into less than 0.1% of Co. (1)	803	—
			22,951	17,936

Dixie Trucking Company, Inc. (2)	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	5,134	5,168
		Common Stock Warrants, 49.0% of Co. (1)	141	—
			5,275	5,168

Electrolux, LLC (2)	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co. (1)	246	1,219

Erie County Plastics Corporation (2)	Consumer Products — Molded Plastics	Subordinated Debt	9,122	9,197
		Common Stock Warrants, 8.7% of Co. (1)	1,170	1,027
			10,292	10,224

EuroCaribe Packing Company, Inc. (3)	Food Products — Meat Processing	Senior Debt	8,674	8,749
		Subordinated Debt	5,379	3,672
		Common Stock Warrants, 37.1% of Co. (1)	1,110	—
		Redeemable Preferred Stock (1)	4,302	—
			19,465	12,421

European Touch LTD. II (3)	Industrial Products — Salon Appliances	Senior Debt	9,452	9,452
		Subordinated Debt	11,282	11,282
		Common Stock Warrants, 71.0% of Co. (1)	3,856	3,856
		Common Stock, 29.0% of Co. (1)	1,500	1,500
			26,090	26,090

Fulton Bellows & Components, Inc. (3)	Industrial Products — Bellows	Senior Debt	15,321	15,324
		Subordinated Debt	6,602	6,893
		Common Stock Warrants, 26.4% of Co. (1)	1,305	1,197
		Preferred Stock, Convertible into 48.6% of Co. (1)	5,734	2,617
			28,962	26,031

Gladstone Capital Corporation (2) (5)	Financial Services	Common Stock, 3.0% of Co.	3,600	4,440

Goldman Industrial Group (2)	Industrial Products — Machine Tools, Metal Cutting Types	Subordinated Debt	27,066	26,109
		Common Stock Warrants, 15.0% of Co. (1)	2,822	—
			29,888	26,109

IGI, Inc. (4)	Healthcare — Veterinary Vaccines	Subordinated Debt	5,564	5,627
		Common Stock Warrants, 17.0% of Co. (1)	2,003	1,725
			7,567	7,352

Iowa Mold Tooling, Inc. (3)	Industrial Products — Specialty Equipment	Subordinated Debt	26,364	26,685
		Common Stock, 25.0% of Co. (1)	3,200	3,200
		Common Stock Warrants, 46.2% of Co. (1)	5,919	5,919
			35,483	35,804

JAAGIR, LLC (2)	Service — IT Staffing & Consulting	Subordinated Debt	2,890	2,930
		Common Stock Warrants, 4.1% of Co. (1)	271	271
			3,161	3,201

JAG Industries, Inc. (3)	Industrial Products — Metal Fabrication & Tablet Manufacturing	Senior Debt	1,002	1,002
		Subordinated Debt	2,448	2,520
		Common Stock Warrants, 75.0% of Co. (1)	505	—
			3,955	3,522

Kelly Aerospace, Inc. (2)	Aerospace — General Aviation & Performance Automotive	Senior Debt	7,877	7,877
		Subordinated Debt	8,779	8,779
		Common Stock Warrants, 15.0% of Co. (1)	1,589	1,589
			18,245	18,245

Lion Brewery, Inc. (2)	Consumer Products — Malt Beverages	Subordinated Debt	5,955	6,039
		Common Stock Warrants, 54.0% of Co. (1)	675	7,145
			6,630	13,184

Logex Corporation (3)	Transportation — Industrial Gases	Subordinated Debt	15,947	15,947
		Common Stock Warrants, 85.2% of Co. (1)	5,825	5,825
		Redeemable Preferred Stock	2,984	2,984
			24,756	24,756

Lubricating Specialties Co. (2)	Chemical Products — Lubricant & Grease	Subordinated Debt	14,750	14,864
		Common Stock Warrants, 21.0% of Co. (1)	791	791
			15,541	15,655

MBT International, Inc. (3)	Wholesale — Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,000	7,134
		Common Stock Warrants, 30.6% of Co. (1)	1,214	991
		Preferred Stock, Convertible into 53.1% of Co. (1)	2,250	1,722
			13,764	13,147

Marcal Paper Mills, Inc. (2)	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt	16,417	16,417
		Subordinated Debt	16,922	16,922
		Common Stock Warrants, 20.0% of Co. (1)	5,001	5,001
			38,340	38,340

Middleby Corporation (2) (5)	Industrial Products — Foodservice Equipment	Subordinated Debt	22,354	22,354
		Common Stock Warrants, 5.5% of Co. (1)	2,536	2,536
			24,890	24,890

Mobile Tool International, Inc. (2)	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,699	2,699

New Piper Aircraft, Inc. (2)	Aerospace — Aircraft Manufacturing	Subordinated Debt	18,356	18,436
		Common Stock Warrants, 6.5% of Co. (1)	2,231	4,832
			20,587	23,268

Numatics, Inc. (2)	Industrial Products — Pneumatic Valves	Senior Debt	31,197	31,197

o2wireless Solutions, Inc. (2) (5)	Telecommunications — Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co. (1)	2,407	4,005

Omnova Solutions, Inc. (2) (5)	Consumer Products — Performance Chemicals and Decorative & Building Products	Subordinated Debt	5,663	5,663

Parts Plus Group (2)	Retail — Auto Parts Distributor	Subordinated Debt	4,681	2,706
		Common Stock Warrants, 5.0% of Co. (1)	333	—
		Preferred Stock, Convertible into 1.5% of Co. (1)	556	—
			5,570	2,706

Patriot Medical Technologies, Inc. (2)	Service — Repair Services	Senior Debt	2,315	2,315
		Subordinated Debt	2,758	2,825
		Common Stock Warrants, 15.1% of Co. (1)	612	510
		Preferred Stock, Convertible into 16.1% of Co.	1,195	283
			6,880	5,933

Plastech Engineered Products, Inc. (2)	Consumer Products — Automotive Component Systems	Subordinated Debt	27,290	27,290
		Common Stock Warrants, 2.1% of Co. (1)	2,577	2,577
			29,867	29,867

Starcom Holdings, Inc. (3)	Construction — Electrical Contractor	Subordinated Debt	21,267	21,516
		Common Stock, 2.6% of Co. (1)	616	116
		Common Stock Warrants, 16.2% of Co. (1)	3,914	3,068
			25,797	24,700

Sunvest Industries, LLC (3)	Industrial Products — Contract Manufacturing	Senior Debt	4,287	4,287
		Subordinated Debt	5,263	5,323
		Common Stock Warrants, 73.0% of Co. (1)	1,518	1,518
		Redeemable Preferred Stock (1)	347	347
			11,415	11,475

The Inca Group (3)	Industrial Products — Steel Products	Subordinated Debt	16,754	16,960
		Common Stock, 60.1% of Co. (1)	5,100	3,967
		Common Stock Warrants, 24.9% of Co. (1)	3,060	2,065
			24,914	22,992

The L.A. Studios, Inc. (2)	Service — Audio Production	Subordinated Debt	2,118	2,138

Texstars, Inc. (3)	Aerospace — Aviation and Transportation Accessories	Senior Debt	15,064	15,064
		Subordinated Debt	6,990	6,990
		Common Stock, 39.4% of Co. (1)	1,500	1,500
		Common Stock Warrants, 40.5% of Co. (1)	1,542	1,542
			25,096	25,096

ThreeSixty Sourcing, Ltd. (2)	Service — Provider of Outsourced Management Services	Senior Debt	14,926	14,926
		Subordinated Debt	18,608	18,608
		Common Stock Warrants, 5.0% of Co. (1)	1,386	1,386
			34,920	34,920

TransCore Holdings, Inc. (2)	Information Technology — Transportation Information Management Services	Subordinated Debt	23,636	23,977
		Common Stock Warrants, 8.7% of Co. (1)	4,368	7,783
		Convertible Preferred Stock, 1.4% of Co.	2,900	2,900
			30,904	34,660

Tube City, Inc. (2)	Industrial Products — Mill Services	Subordinated Debt	11,687	11,933
		Common Stock Warrants, 23.5% of Co. (1)	3,498	5,767
			15,185	17,700

Warner Power, LLC (2)	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt	572	583
		Subordinated Debt	4,007	4,070
		Common Stock Warrants, 53.1% of Co. (1)	1,629	1,458
			6,208	6,111

Weston ACAS Holdings, Inc. (3)	Service — Environmental Consulting Services	Subordinated Debt	21,850	21,850
		Common Stock, 10.0% of Co. (1)	1,932	1,932
		Common Stock Warrants, 27.6% of Co. (1)	5,246	5,246
		Redeemable Preferred Stock	1,158	1,158
			30,186	30,186

Westwind Group Holdings, Inc. (4)	Service — Restaurants	Common Stock, 10.0% of Co. (1)	—	—
		Preferred Stock, Convertible into less than 0.1% of Co.	3,530	1,117
			3,530	1,117

Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,919	—	(5,218)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $161,246	—	(315)
			—	(5,533)

Totals			$882,796	$858,266

(1)     Non-income producing investment

(2)     Non-control/non-affiliate investment

(3)     Control investment

(4)     Affiliate investment

(5)     Publicly-traded company

See accompanying notes.

AMERICAN CAPITAL STRATEGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Operating income:

Interest and dividend income
Non-Control/Non-Affiliate investments	$16,504	$12,463	$32,176	$25,491
Control investments	13,202	8,012	25,335	15,339
Affiliate investments	19	62	482	472
Total interest and dividend income	29,725	20,537	57,993	41,302
Fees
Non-Control/Non-Affiliate investments	2,445	1,122	3,115	2,715
Control investments	1,785	4,217	5,488	4,551
Affiliate investments	223	—	223	—
Total fee income	4,453	5,339	8,826	7,266

Total operating income	34,178	25,876	66,819	48,568

Operating expenses:

Interest	3,150	2,935	5,386	6,459
Salaries and benefits	4,190	5,226	8,515	7,595
General and administrative	2,190	1,682	5,019	3,430

Total operating expenses	9,530	9,843	18,920	17,484

Net operating income	24,648	16,033	47,899	31,084
Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	478	—	535	24
Control investments	(1,298)	—	(1,298)	—
Affiliate investments	605	—	605	—
Total net realized (loss) gain on investments	(215)	—	(158)	24

Net unrealized depreciation of investments
Non-Control/Non-Affiliate investments	(10,706)	1,325	(22,222)	(17,484)
Control investments	(1,605)	(6,107)	(9,780)	(12,304)
Affiliate investments	130	—	130	—
Total net unrealized depreciation of investments	(12,181)	(4,782)	(31,872)	(29,788)

Net increase in shareholders’ equity resulting from operations	$12,252	$11,251	$15,869	$1,320

Net operating income per common share:
Basic	$0.65	$0.57	$1.27	$1.11
Diluted	$0.64	$0.56	$1.24	$1.09

Earnings per common share:
Basic	$0.32	$0.40	$0.42	$0.05
Diluted	$0.32	$0.39	$0.41	$0.05

Weighted average shares of common stock outstanding:
Basic	37,802	28,331	37,640	28,094
Diluted	38,712	28,883	38,547	28,582

Dividends declared per share	$0.63	$0.55	$1.22	$1.08

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred	Common Stock		Capital in Excess of	Notes Receivable From Sale of Common	Distributions in Excess of Net Realized	Net Unrealized Appreciation (Depreciation)	Total Shareholders’
	Stock	Shares	Amount	Par Value	Stock	Earnings	of Investments	Equity
Balance at January 1, 2001	$—	28,003	$280	$448,587	$(27,389)	$(95)	$23,784	$445,167
Issuance of common stock		5,175	52	125,445				125,497
Issuance of common stock under stock option plans	—	487	5	10,302	(10,307)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	20	—	532	—	—	—	532
Repayments of notes receivable from sale of common stock	—	—	—	—	13,600	—	—	13,600
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	31,108	(29,788)	1,320
Distributions	—	—	—	—	—	(30,699)	—	(30,699)
Balance at June 30, 2001	$—	33,685	$337	$584,866	$(24,096)	$314	$(6,004)	$555,417

Balance at January 1, 2002	$—	38,017	$380	$699,291	$(27,143)	$(3,823)	$(28,440)	$640,265
Issuance of common stock	—	9	—	142	—	—	—	142
Issuance of common stock under stock option plans	—	461	5	11,191	(11,196)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	23	—	636	—	—	—	636
Repayments of notes receivable from sale of common stock	—	—	—	—	5,289	—	—	5,289
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	47,741	(31,872)	15,869
Distributions		—	—	—	—	(47,260)	—	(47,260)
Balance at June 30, 2002	$—	38,510	$385	$711,260	$(33,050)	$(3,342)	$(60,312)	$614,941

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Operating activities:
Net increase in shareholders’ equity resulting from operations	$15,869	$1,320
Adjustments to reconcile net increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Unrealized depreciation of investments	31,872	29,788
Net realized loss on investments	158	(24)
Accretion of loan discounts	(6,564)	(4,204)
Accrual of payment-in-kind dividends and interest	(10,693)	(7,614)
Collection of loan origination fees	892	672
Amortization of deferred finance costs	209	593
Increase in interest receivable	(4,087)	(2,581)
Increase in other assets	(4,426)	(1,689)
(Decrease) Increase in other liabilities	(600)	5,088

Net cash provided by operating activities	22,630	21,349

Investing activities:
Collection of payment-in-kind notes	423	3,904
Collection of accreted loan discounts	436	36
Principal repayments	34,866	29,941
Purchases of investments	(237,570)	(136,880)
Repayments of notes receivable issued in exchange for common stock	5,289	13,600

Net cash used in investing activities	(196,556)	(89,399)

Financing activities:
Proceeds from asset securitization	147,297	28,214
Drawings on (repayments of) revolving credit facility, net	85,645	(47,845)
Repayments of notes payable	(20,863)	(4,323)
Increase in deferred financing costs	(2,813)	(293)
Issuance of common stock	142	126,029
Distributions paid	(50,680)	(43,026)

Net cash provided by financing activities	158,728	58,756

Net decrease in cash and cash equivalents	(15,198)	(9,294)
Cash and cash equivalents at beginning of period	18,890	11,569

Cash and cash equivalents at end of period	$3,692	$2,275

Supplemental Disclosures:
Cash paid for interest	$2,876	$4,661

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$636	$532
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$11,196	$10,307

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

(Dollars in thousands except per share data)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Per Share Data (1):
Net asset value at beginning of the period	$16.84	$15.90
Net operating income	1.27	1.11
Net realized gain on investments	—	—
Decrease in unrealized appreciation on investments	(0.85)	(1.06)
Net increase in shareholders’ equity resulting from operations	$17.26	$15.95
Issuance of common stock	0.01	1.31
Effect of (antidilution) dilution	(0.08)	0.33
Distribution of net investment income	(1.22)	(1.08)
Net asset value at end of period	$15.97	$16.51
Per share market value at end of period	$27.47	$28.06
Total return (2)	1.01%	15.95%
Shares outstanding at end of period	38,510	33,685

Ratio/Supplemental Data:
Net assets at end of period	$614,941	$556,089
Average net assets	$627,603	$500,628

Ratio of operating expenses, net of interest expense, to average net assets	2.16%	2.20%
Ratio of interest expense to average net assets	0.86%	1.29%
Ratio of total operating expenses to average net assets	3.02%	3.49%
Ratio of net operating income to average net assets	7.63%	6.21%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

Note 1.  Unaudited Interim Financial Statements

Interim financial statements of American Capital Strategies, Ltd. (the “Company”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission.

Note 2.  Organization

American Capital Strategies, Ltd., a Delaware corporation, was incorporated in 1986 to provide financial advisory services to and invest in middle market companies.  On August 29, 1997, the Company completed an initial public offering (“IPO”) of 10,382 shares of common stock (“Common Stock”), and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies.  As a result of the changes, the Company is operating as a holding company whose predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company’s assets in debt and equity of businesses. The Company’s investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders’ equity through appreciation in value of the Company’s equity interests.

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

Note 3.  Investments

As required by the Investment Company Act of 1940, as amended (“the Act”), the Company classifies its investments by the level of control it has over the underlying portfolio companies.  As defined in the Act, “Control Investments” are investments in those companies that the Company is deemed to “Control”.  “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Act, other than Control Investments.  “ Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.  Generally, under the Act, the Company is deemed to control a company in which it has invested, if it owns 25% or more of the voting securities of such company and it is an Affiliated Company of a company in which it has invested, if it owns 5% or more and less than 25% of the voting securities of such company.

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $1,060,900 as of June 30, 2002. These securities consist of senior debt, subordinated debt with equity warrants, preferred stock and common stock.  The debt securities have effective interest rates ranging from 5.3% to 32.4% and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower.  The Company’s investments in equity warrants, common stock, and certain investments in preferred stock do not produce current income.  The net unrealized appreciation in investments for Federal income tax purposes is the same as for book purposes.  At June 30, 2002, there were no accruing loans greater than 90 days past due and nine of the Company’s investments with a total principal balance of $67,336 were past due and on non-accrual status.

Summaries of the composition of the Company’s portfolio of publicly and non-publicly traded securities as of June 30, 2002 and December 31, 2001 at cost and fair value are shown in the following table:

COST	June 30, 2002	December 31, 2001
Senior debt	17.7%	18.3%
Subordinated debt	56.3%	57.7%
Subordinated debt with non-detachable warrants	2.1%	4.5%
Preferred stock	10.8%	4.9%
Common stock warrants	10.2%	12.0%
Common stock	2.9%	2.6%

FAIR VALUE	June 30, 2002	December 31, 2001
Senior debt	18.5%	18.7%
Subordinated debt	55.2%	58.7%
Subordinated debt with non-detachable warrants	2.1%	4.6%
Preferred stock	7.0%	2.9%
Common stock warrants	14.6%	12.8%
Common stock	2.6%	2.3%

The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST	June 30, 2002	December 31, 2001
Industrial Products	36.5%	37.5%
Consumer Products	18.3%	19.4%
Service	9.1%	9.2%
Chemical Products	7.3%	6.1%
Aerospace	5.7%	7.2%
Retail	4.2%	2.0%
Wholesale	3.9%	2.7%
Healthcare	3.2%	3.1%
Transportation	3.1%	3.5%
Information Technology	2.9%	3.5%
Food Products	2.6%	2.2%
Construction	2.6%	2.9%
Financial Services	0.3%	0.3%
Telecommunications	0.2%	0.3%
Internet	0.1%	0.1%

FAIR VALUE	June 30, 2002	December 31, 2001
Industrial Products	32.4%	36.6%
Consumer Products	18.8%	19.2%
Service	11.6%	9.0%
Chemical Products	8.4%	7.0%
Aerospace	6.2%	7.8%
Wholesale	4.1%	2.8%
Retail	4.0%	1.8%
Information Technology	3.8%	4.0%
Transportation	3.0%	3.5%
Construction	2.7%	2.9%
Healthcare	2.4%	2.8%
Food Products	2.0%	1.5%
Financial Services	0.4%	0.5%
Telecommunications	0.1%	0.5%
Internet	0.1%	0.1%

Management expects that the largest percentage of its investments will continue to be in manufacturing companies, but diversified into different sectors as defined by Standardized Industrial Classification  (“SIC”) codes.  The current investment composition within the manufacturing segment includes investments in 37 different manufacturing SIC codes, with the largest percentage being 5.6%, and 5.9% in SIC code 2600 (“Paper and Allied Products”) as of June 30, 2002 and December 31, 2001, respectively.

The following table shows the portfolio composition by geographic location at cost and at fair value:

COST	June 30, 2002	December 31, 2001
Northeast	20.4%	22.8%
Mid-Atlantic	17.3%	22.5%
Southeast	25.1%	16.0%
Southwest	13.9%	14.6%
North-Central	8.7%	14.5%
South-Central	14.6%	9.6%

FAIR VALUE	June 30, 2002	December 31, 2001
Mid-Atlantic	21.1%	17.4%
Northeast	18.9%	27.1%
Southeast	22.4%	16.2%
Southwest	14.7%	14.9%
North-Central	8.7%	14.8%
South-Central	14.3%	9.6%

Note 4.  Borrowings

As of June 30, 2002 and December 31, 2001, the Company, through ACAS Funding Trust I (“Trust I”), an affiliated business trust, had $233,300 and $147,600, respectively, in borrowings outstanding under a $275,000 revolving debt-funding facility. The facility expires during April 2003.  Trust I is collateralized by $494,900 of the Company’s loans.  The full amount of principal will be amortized over a 24-month period at the end of the term and interest is payable monthly.  Interest on borrowings under this facility is charged at one month LIBOR (1.84% and 1.88% at June 30, 2002 and December 31, 2001, respectively) plus 125 basis points.  During the six months ended June 30, 2002 and 2001, the Company had weighted average outstanding borrowings under this facility of $147,462 and $73,258, respectively.

On December 20, 2000, the Company completed a $115,400 asset securitization.  In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 (“Trust II”), an affiliated business trust, and contributed to Trust II $153,700 in loans.  Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust II was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and  $38,300 of Class C notes were retained by an affiliate of Trust II.  The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  The notes are backed by loans to 29 of the Company’s portfolio companies.  The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007.  The transfer of the assets to Trust II and the related sale of notes by Trust II have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).  Repayments received on the loans are first applied to the Class A notes, and then to the Class B notes.  As required by the terms of Trust II, the Company has entered into interest rate swaps to match the interest rate basis of the assets in Trust II with the interest rate basis of the corresponding debt (see Note 5).  During the three months ended June 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $98,326 and $111,674, respectively.  During the six months ended June 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $99,144 and $108,926, respectively.  At June 30, 2002 and December 31, 2001, total borrowings outstanding under the asset securitization were $97,687 and $103,500, respectively.

On March 15, 2002, the Company completed a $147,300 asset securitization.  In connection with the transaction, the Company established ACAS Business Loan Trust 2002-1 (“Trust III”), an affiliated business trust, and contributed to Trust III $196,300 in loans.  Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust III was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by an affiliate of Trust III.  The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  As of June 30, 2002, the Company had issued all of the Class A and Class B notes.  The notes are backed by loans to 30 of the Company’s portfolio companies.  The Class A notes mature on November 20, 2005 and the Class B notes mature on March 20, 2007.  The transfer of the assets to Trust III and the related sale of notes by Trust III have been treated as a financing arrangement by the Company under SFAS No. 140.  Early repayments are first applied to the Class A notes, and then to the Class B notes. As required by the terms of Trust III, the Company has entered into interest rate swaps to match the interest rate basis of the assets in Trust III with the interest rate basis of the corresponding debt (see Note 5).  During the three months ended June 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $143,656 and $0, respectively.  During the six months ended June 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $85,171 and $0, respectively.  At June 30, 2002, total borrowings outstanding under the asset securitization were $132,242.

The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred finance costs, for the three months ended June 30, 2002 and 2001 was 3.26%, and 5.99%, respectively.  The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred finance costs, for the six months ended June 30, 2002 and 2001 was 3.25%, and 7.09%, respectively.

For the above borrowings, the fair value of the borrowings approximates cost.

Note 5.  Interest Rate Risk Management

The Company has entered into interest rate swap agreements with two large commercial banks as part of its strategy to manage interest rate risks and to fulfill its obligations under the terms of its revolving debt funding facility and asset securitizations.  The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes.  The goal of the Company’s strategy is to reduce the effect of interest rate volatility on net operating income.  As of  June 30, 2002, the Company had entered into 24 interest rate swap agreements with an aggregate notional amount of $444,570.  Pursuant to these swap agreements, the Company pays either a variable rate equal to the prime lending rate (4.75% at both June 30, 2002 and December 31, 2001) and receives a floating rate of the one-month LIBOR (1.84% and 1.88% at June 30, 2002 and December 31, 2001, respectively), or pays a fixed rate and receives a floating rate of the one-month LIBOR.  At June 30, 2002 and December 31, 2001, the swaps had a remaining weighted average maturity of approximately 5.1 and 4.6 years, respectively.  At June 30, 2002 and December 31, 2001, the fair value of the interest rate swap agreements represented a liability of $12,795 and $5,533, respectively.  The fair value represents the breakage fees that would be due to the counter party in the event the Company terminated the swap contracts on June 30, 2002 and December 31, 2002.  In the event the swap contracts are not terminated prior to maturity, no breakage fees will arise.  The fair values of the swap contracts are determined from market quotations obtained from the swap contract counter parties.   The following table presents the notional principal amounts of interest rate swaps by class:

Type of Interest Rate Swap	Number of Contracts	Notional Value at June 30, 2002	Number of Contracts	Notional Value at December 31, 2001
Pay fixed, receive LIBOR floating	14	$259,085	9	$102,919
Pay prime floating, receive LIBOR floating	10	185,485	8	161,246
Total	24	$444,570	17	$264,165

Note 6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Numerator for basic and diluted earnings per share	$12,252	$11,251	$15,869	$1,320

Denominator for basic weighted average shares	37,802	28,331	37,640	28,094

Employee stock options	298	215	294	193
Warrants	12	21	11	21
Contingently issuable shares*	600	316	602	274

Dilutive potential shares	910	552	907	488
Denominator for diluted weighted average shares	38,712	28,883	38,547	28,582

Basic earnings per common share	$0.32	$0.40	$0.42	$0.05
Diluted earnings per common share	$0.32	$0.39	$0.41	$0.05

*Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

Note 7.  Segment Data

The Company’s reportable segments are its investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly owned subsidiary, ACFS.  The Company’s accounting policies for segments are the same as those described in the “Summary of Significant Accounting Policies.”  The following table presents segment data for the three months ended June 30, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$29,725	$—	$29,725
Fee income	228	4,225	4,453
Total operating income	29,953	4,225	34,178
Interest expense	3,150	—	3,150
Salaries and benefits expense	474	3,716	4,190
General and administrative expense	1,186	1,004	2,190
Total operating expenses	4,810	4,720	9,530
Net operating income (loss)	25,143	(495)	24,648
Net realized loss on investments	(215)	—	(215)
Net unrealized depreciation of investments	(12,181)	—	(12,181)

Net increase (decrease) in shareholders’ equity resulting from operations	$12,747	$(495)	$12,252

The following table presents segment data for the six months ended June 30, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$57,993	$—	$57,993
Fee income	311	8,515	8,826
Total operating income	58,304	8,515	66,819
Interest expense	5,386	—	5,386
Salaries and benefits expense	898	7,617	8,515
General and administrative expense	2,419	2,600	5,019
Total operating expenses	8,703	10,217	18,920
Net operating income (loss)	49,601	(1,702)	47,899
Net realized loss on investments	(158)	—	(158)
Net unrealized depreciation of investments	(31,872)	—	(31,872)

Net increase (decrease) in shareholders’ equity resulting from operations	$17,571	$(1,702)	$15,869

The following table presents segment data for the three months ended June 30, 2001:

	ACAS	ACFS	Consolidated
Interest and dividend income	$20,537	$—	$20,537
Fee income	80	5,259	5,339
Total operating income	20,617	5,259	25,876
Interest expense	2,935	—	2,935
Salaries and benefits expense	861	4,365	5,226
General and administrative expense	748	934	1,682
Total operating expenses	4,544	5,299	9,843
Net operating income (loss)	16,073	(40)	16,033
Net unrealized depreciation of investments	(4,782)	—	(4,782)

Net increase (decrease) in shareholders’ equity resulting from operations	$11,291	$(40)	$11,251

The following table presents segment data for the six months ended June 30, 2001:

	ACAS	ACFS	Consolidated
Interest and dividend income	$41,302	$—	$41,302
Fee income	687	6,579	7,266
Total operating income	41,989	6,579	48,568
Interest expense	6,459	—	6,459
Salaries and benefits expense	1,194	6,401	7,595
General and administrative expense	1,470	1,960	3,430
Total operating expenses	9,123	8,361	17,484
Net operating income (loss)	32,866	(1,782)	31,084
Net realized gain on investments	24	—	24
Net unrealized depreciation of investments	(29,788)	—	(29,788)

Net increase (decrease) in shareholders’ equity resulting from operations	$3,102	$(1,782)	$1,320

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

Portfolio Composition

The Company’s primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable equity warrants, preferred stock, and common stock.  The total portfolio value of investments in publicly and non-publicly traded securities was $1,060,601 and $858,266 at June 30, 2002 and December 31, 2001, respectively.  During the three and six months ended June 30, 2002, the Company made investments totaling $139,700 and $248,700, respectively, including $7,900 and $11,100, respectively, in funds committed but undrawn under credit facilities.  During the three and six months ended June 30, 2001, the Company made investments totaling $94,200 and $147,100, respectively, including $11,200 in funds committed but undrawn under credit facilities. The weighted average effective interest rate on debt securities was 13.5% and 13.9% at June 30, 2002 and December 31, 2001, respectively.

The Company seeks to be a long-term partner with its portfolio companies. As a long-term partner, the Company will invest capital in a portfolio company subsequent to the initial investment if the Company believes that it can achieve appropriate returns for its investment.  Add-on financings fund i) strategic acquisitions by the portfolio company of either a complete business or specific lines of a business that are related to the portfolio company’s business, ii) growth at the portfolio company such as product development or plant expansions, or iii) working capital for portfolio companies that need capital to fund operating costs, debt service, or growth in receivables or inventory.  The Company’s investments during the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
New Portfolio Companies	$110,400	$88,800	$206,000	$117,800
Add on Financing for Acquisitions	19,700	—	23,500	2,000
Add-On Financing for Growth	—	—	2,000	11,500
Add-on Financing for Working Capital	9,600	5,400	17,200	15,800
Total	$139,700	$94,200	$248,700	$147,100

Results of Operations

The Company’s consolidated financial performance, as reflected in its Consolidated Statements of Operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest and dividends earned from investing in debt and equity securities and financial advisory, transaction structuring and prepayment and other fees, less the operating expenses of the Company. The second element is “Net unrealized depreciation of investments,” which is the net change in the estimated fair values of the Company’s portfolio investments at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is “Net realized (loss) gain on investments,” which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company’s Consolidated Balance Sheets.

The consolidated operating results for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Operating income	$34,178	$25,876	$66,819	$48,568
Operating expenses	(9,530)	(9,843)	(18,920)	(17,484)

Net operating income	24,648	16,033	47,899	31,084
Net realized (loss) gain on investments	(215)	—	(158)	24
Decrease in unrealized appreciation of investments	(12,181)	(4,782)	(31,872)	(29,788)

Net increase in shareholders’ equity resulting from operations	$12,252	$11,251	$15,869	$1,320

Operating Income and Expenses

For the three months ended June 30, 2002 (“Second Quarter 2002”), total operating income increased $8,302 or 32%, over the three months ended June 30, 2001 (“Second Quarter 2001”).  Total operating income is comprised of two components: interest and dividend income and fees.  For the Second Quarter 2002, the Company recorded $31,712 in interest and dividends on securities, and $452 in interest on bank deposits and shareholder loans, offset by $2,439 of expense for payments on interest rate swaps agreements.

Interest and dividend income on securities increased approximately $11,172 compared to the Second Quarter 2001.  Interest and dividend income is affected by both the level of net new investments and by changes in the one-month London Interbank Offered Rate (“LIBOR”).  To match the interest rate basis of its assets and liabilities and to fulfill its obligations under the terms of its revolving debt funding facility and term securitizations, the Company enters into interest rate swap agreements in which it either pays a floating rate based on the prime rate and receives a floating rate based on LIBOR, or pays a fixed rate and receives a floating rate based on LIBOR.  Use of interest rate swaps enables the Company to lock in the spread between the yield on its investments and the cost of its borrowings.  As a result, both interest income and interest expense are affected by changes in LIBOR.  Average LIBOR decreased from 4.12% during the Second Quarter 2001 to 1.84% during the Second Quarter 2002.  The rate change reduced interest income approximately $10,800 for the Second Quarter 2002 compared to the Second Quarter 2001.  As noted below, interest expense also decreased by $8,800 as a result of the decrease in LIBOR.  See “Interest Rate Risk” for a discussion of the Company’s use of interest rate swaps to mitigate the impact of interest rate changes on net operating income.  The increase in the Company’s weighted average investments at cost from $631,400 in the Second Quarter 2001 to $1,050,100 in the Second Quarter 2002 contributed $20,400 in interest income.

For the Second Quarter 2002, fees decreased to $4,453 from $5,339 in the Second Quarter 2001.  Fees in the Second Quarter 2002 were comprised of $2,791 transaction structuring fees, $886 financial advisory fees, and $776 prepayment and other fees.  In the Second Quarter 2001, fees were comprised of $4,478 transaction structuring fees, $386 financial advisory fees, and $475 prepayment and other fees.  The decrease in transaction structuring fees was the result of closing three buyout transactions totaling $41,200 in the Second Quarter 2002 compared to three buyout transactions totaling $78,500 in the Second Quarter 2001.

Operating expenses consist of interest expense on borrowings, salaries and benefits, and general and administrative expenses.  Operating expenses for the Second Quarter 2002 decreased $313, or 3%, over the Second Quarter 2001 and consisted of $4,190 in salaries and benefits, $2,190 in general and administrative expenses, and $3,150 in interest expense.  The decrease is primarily due to a decrease in salaries and benefits expense from $5,226 in the Second Quarter 2001 to $4,190 in the Second Quarter 2002 and an increase in general and administrative expenses from $1,682 in the Second Quarter 2001 to $2,190 in the Second Quarter 2002.  Interest expense increased due to the net effect of an increase in the Company’s weighted average borrowings from $196,100 in the Second Quarter 2001 to $386,500 in the Second Quarter 2002, offset by the decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 5.99% in the Second Quarter 2001 to 3.26% in the Second Quarter 2002.  The decrease was primarily due to a decrease in average LIBOR from 4.12% to 1.84%.  General and administrative expenses increased primarily due to higher facilities expenses associated with additional office spaces, professional services, and financial reporting expenses.  Salaries and benefits expense decreased due to the net effect of an increase in employees from 67 at June 30, 2001 to 88 at June 30, 2002 and a decrease in incentive compensation awarded from $3,070 in the Second Quarter 2001 to $1,460 in the Second Quarter 2002.

For the six months ended June 30, 2002 (“2002 YTD Period”), total operating income increased $18,251 or 38%, over the six months ended June 30, 2001 (“2001 YTD Period”).  For the 2002 YTD Period, the Company recorded $60,958 in interest and dividends on securities, and $842 in interest on bank deposits and shareholder loans, offset by $3,807 of expense for payments on interest rate swaps agreements.

Interest and dividend income on securities increased approximately $20,351 compared to the 2001 YTD Period.  Average LIBOR decreased from 4.70% during the 2001 YTD Period to 1.85% during the 2002 YTD Period.  The rate change reduced interest income approximately $13,600 for the 2002 YTD Period compared to the 2001 YTD Period.  As noted below, interest expense also decreased by approximately $9,400 as a result of the decrease in LIBOR.  See “Interest Rate Risk” for a discussion of the Company’s use of interest rate swaps to mitigate the impact of interest rate changes on net operating income.  The increase in the Company’s weighted average investments at cost from $612,200 in the 2001 YTD Period to $994,100 in the 2002 YTD Period contributed approximately $31,200 in interest income.

In the 2002 YTD Period, fees increased to $8,826 from $7,266 in the 2001 YTD Period.  Fees in the 2002 YTD Period were comprised of $6,044 transaction structuring fees, $1,613 financial advisory fees, and $1,169 prepayment and other fees.  In the 2001 YTD Period, fees were comprised of $5,301 transaction structuring fees, $729 financial advisory fees, and $1,236 prepayment and other fees.  The increase in both transaction structuring and financial advisory fees was the result of closing six buyout transactions totaling $128,200 in the 2002 YTD Period compared to three totaling $78,500 in the 2001 YTD Period, and an increase in the total dollar volume of new investments in the 2002 YTD Period over the 2001 YTD Period.

Operating expenses for the 2002 YTD Period increased $1,436 or 8%, over the 2001 YTD Period and consisted of $8,515 in salaries and benefits, $5,019 in general and administrative expenses, and $5,386 in interest expense.  The increase is primarily due to an increase in salaries and benefits expense from $7,595 in the 2001 YTD Period to $8,515 in the 2002 YTD Period and an increase in general and administrative expenses from $3,430 in the 2001 YTD Period to $5,019 in the 2002 YTD Period.  Interest expense decreased due to the net effect of an increase in the Company’s weighted average borrowings from $182,200 in the 2001 YTD Period to $331,800 in the 2002 YTD Period, and a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 7.09% in the 2001 YTD Period to 3.25% in the 2002 YTD Period, primarily due to a decrease in average LIBOR from 4.70% to 1.85%.  General and administrative expenses increased primarily due to higher facilities expenses, professional services, and financial reporting expenses.  Salaries and benefits expense increased due to an increase in employees from 67 at June 30, 2001 to 88 at June 30, 2002, net of a decrease in incentive compensation awarded from $3,379 in the 2001 YTD Period to $3,019 in the 2002 YTD Period.

Net Realized Gains and Losses

During the Second Quarter 2002, the Company exited its investment in Decorative Surfaces International, Inc. (“DSI”) through a sale of DSI’s assets under Section 363 of the Bankruptcy Code.  The Company recognized a net realized loss of $1,353 on its investments in the subordinated debt, preferred stock, and common stock of DSI, which had a cumulative cost basis of $23,466 at March 31, 2002.  The DSI assets were purchased by American Decorative Surfaces International, Inc. (“ADSI”), which was capitalized by the Company through ADSI’s assumption of $24,502 of the

Company’s subordinated debt investment in DSI at par and by a $13,675 cash investment by the Company in the preferred stock of ADSI.  In addition, the Company exited its senior debt and common stock warrant investments in Biddeford Textile Corp (“BTC”) in connection with a sale of BTC’s assets under a plan of reorganization under Chapter 11 of the Bankruptcy Code.  The Company recognized a net realized loss of $1,100 on its senior debt and common stock warrants investment, which had a cost basis of $3,632.  The assets securing the BTC debt were purchased by Biddeford Real Estate Holdings (“BREH”), which was capitalized by the Company with senior debt and equity investments.  During the Second Quarter 2002, the Company recognized realized gains of $1,705 and $478, respectively from the realization of unamortized original issue discount (“OID”) on the repayment of subordinated debt by IGI, Inc. and Omnova Solutions, Inc., respectively.  The Company recorded no realized gains or losses during the Second Quarter 2001.

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

Investments are carried at fair value, as determined by the Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Debt and equity securities that are not publicly traded, or for which the Company has various degrees of trading restrictions, are valued at fair value as determined in good faith by the Board of Directors.  In making such determination, the Board of Directors will value non-convertible debt securities at cost plus amortized OID, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors.  The fair values of interest rate swap contracts are determined from market quotations obtained from the swap contract counter parties.   The uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

The unrealized appreciation (depreciation) of investments is based on portfolio asset valuations determined by the Company’s Board of Directors. The following table itemizes the change in unrealized appreciation (depreciation) of investments and the net realized loss on investments for the three months ended June 30, 2002 and 2001:

	Number of Companies	Three Months Ended June 30, 2002	Number of Companies	Three Months Ended June 30, 2001
Gross unrealized appreciation of investments	16	$45,282	3	$1,392
Gross unrealized depreciation of investments	36	(48,091)	36	(7,673)
Unrealized (depreciation) appreciation of interest rate swaps	—	(9,372)	—	1,499
Net unrealized depreciation of investments	52	$(12,181)	39	$(4,782)

Net realized loss on investments	5	$(215)	—	$—

The following table itemizes the change in unrealized appreciation (depreciation) of investments and the net realized (loss) gain on investments for the six months ended June 30, 2002 and 2001:

	Number of Companies	Six Months Ended June 30, 2002	Number of Companies	Six Months Ended June 30, 2001
Gross unrealized appreciation of investments	17	$55,105	3	$3,265
Gross unrealized depreciation of investments	36	(79,713)	44	(32,191)
Unrealized depreciation of interest rate swaps	—	(7,264)	—	(862)
Net unrealized depreciation of investments	53	$(31,872)	47	$(29,788)

Net realized (loss) gain on investments	5	$(158)	1	$24

Financial Condition, Liquidity, and Capital Resources

At June 30, 2002, the Company had $3,692 in cash and cash equivalents.  In addition, the Company had outstanding debt secured by assets of the Company of approximately $233,300 under a $275,000 revolving debt funding facility and approximately $230,000 under two asset securitizations.  During the three and six months ended June 30, 2002, the Company funded investments using draws on the revolving debt funding facility and proceeds from the asset securitizations.

Capital Raising Activities

On March 15, 2002, the Company completed a $147,300 asset securitization.  In connection with the transaction, the Company established ACAS Business Loan Trust 2002-1 (“Trust III”), an affiliated business trust, and contributed to Trust III $196,300 in loans.  Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust III was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by an affiliate of Trust III.  The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  As of June 30, 2002, the Company had issued all of the Class A and Class B notes.  The notes are backed by loans to 30 of the Company’s portfolio companies.  The Class A notes mature on November 20, 2005 and the Class B notes mature on March 20, 2007.  The transfer of the assets to Trust III and the related sale of notes by Trust III have been treated as a financing arrangement by the Company under SFAS No. 140.  Early repayments are first applied to the Class A notes, and then to the Class B notes. As required by the terms of Trust III, the Company has entered into interest rate swaps to mitigate the related interest rate risk (see Note 5).  During the three months ended June 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $143,656 and $0, respectively.  During the six months ended June 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $85,171 and $0, respectively.  At June 30, 2002, total borrowings outstanding under the asset securitization were $132,242.

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

As a BDC, the Company’s asset coverage must be at least 200% after each issuance of Senior Securities.  As of June 30, 2002 and December 31, 2001, the Company’s asset coverage was approximately 235% and 360%, respectively.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade.  The weighted average investment grade was 3.0 and 2.9 as of June 30, 2002 and December 31, 2001, respectively.  At June 30, 2002 and December 31, 2001, the Company’s investment portfolio was graded as follows:

	June 30, 2002		December 31, 2001
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$144,471	13.7%	$107,837	12.7%
3	758,629	72.1%	529,167	62.1%
2	140,140	13.3%	206,921	24.3%
1	9,262	0.9%	8,392	0.9%
	$1,052,502	100.0%	$852,317	100.0%

The amounts at June 30, 2002 and December 31, 2001 do not include the Company’s investments in Capital.com, Wrenchead.com, o2wireless Solutions, Inc., Aerus, LLC (formerly Electrolux, LLC), IGI, Inc., Westwind Group Holdings, Inc. and Gladstone Capital Corporation, companies in which the Company only owns equity securities.

The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  The Company’s valuation analysis serves as a critical piece of data in this determination. At June 30, 2002, nine loans with a face amount of $67,336 were on non-accrual.  Five of the nine loans are grade 2 loans, and four of the loans are grade 1 loans. At December 31, 2001, four loans with a face amount of $49,860 were on non-accrual.  Three of the four loans were grade 2 loans, and one of the loans was a grade 1 loan.

At June 30, 2002 and December 31, 2001, loans past due were as follows:

Days Past Due	Number of Loans	June 30, 2002	Number of Loans	December 31, 2001
Accruing
1 – 30	1	$6,554	1	$6,477
31 – 60	—	$—	1	$22,152
61 – 90	1	$14,156	1	$14,400
Greater than 90	—	$—	3	$30,119

Non-Accruing	9	$67,336	4	$49,860

Credit Statistics

The Company monitors several key credit statistics that provide information about credit quality and portfolio performance.  These key statistics include:

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

The Company requires portfolio companies to provide annual audited and monthly unaudited financial statements.  Using these statements, the Company calculates the statistics described above.  Buyout and mezzanine funds typically adjust EBITDA due to the nature of change of control transactions.  Such adjustments are intended to normalize and restate EBITDA to reflect the pro forma results of a company in a change of control transaction.  For purposes of analyzing the financial performance of the portfolio companies, the Company makes certain adjustments to EBITDA to reflect the pro forma results of a company consistent with a change of control transaction.  The Company evaluates portfolio companies using an adjusted EBITDA measurement.  Adjustments to EBITDA may include anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items.

The statistics are weighted by the Company’s investment value for each portfolio company and do not include investments in which the Company holds only equity securities.  The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the aggregate investment portfolio as of the quarter ended June 30, 2002 and the years ended December 31, 2001, 2000, 1999, and 1998.

In addition to these statistics, the company tracks its portfolio investments on a static-pool basis.  A static pool consists of the investments made during a given year.  The Pre-1999 static pool consists of the investments made from the time of the Company’s IPO through the year ended December 31, 1998.  The following table contains a summary of portfolio statistics at June 30, 2002 and as of the three months ended June 30, 2002:

Portfolio Statistics On a Weighted Average Basis* ($ in millions):	Aggregate	2002 YTD Static Pool	2001 Static Pool	2000 Static Pool	1999 Static Pool	Pre - 1999 Static Pool
Original Investments and Commitments at Cost	$1,263	$248	$390	$276	$178	$171
Total Exits and Prepayments	$151	$12	$6	$33	$18	$82
Realized Gain on Investments	$13	$—	$—	$1	$6	$6
Current Cost of Original Investments	$1,112	$245	$375	$232	$150	$110
Fair Value of Investments	$1,064	$256	$390	$185	$141	$92
Non-Accruing Loans	$67	$—	$—	$37	$18	$12

Interest Coverage	2.3	2.7	2.1	1.8	2.8	1.8
Debt Service Coverage	1.5	1.8	1.5	1.2	1.7	1.5
Debt to EBITDA	5.7	4.8	5.1	7.2	4.8	9.4
Investment Grade	3.0	3.0	3.0	2.9	3.2	2.9

Average Age of Companies**	41 years	37 years	43 years	38 years	53 years	37 years
Total Sales**	$5,916	$474	$2,431	$685	$1,481	$845
Average Sales**	$104	$38	$151	$106	$99	$100
Total EBITDA**	$616	$83	$254	$72	$154	$53
Average EBITDA**	$14	$7	$18	$19	$12	$9
Ownership Percentage**	43%	59%	35%	44%	40%	36%
% with Senior Lien***	24%	24%	38%	22%	8%	14%
% with Senior or Junior Lien***	83%	73%	85%	88%	97%	72%

*These amounts do not include investments in which the Company owns only equity.

**Includes the Company’s equity investments in Aerus, LLC (formerly Electrolux, LLC) and o2wireless Solutions, Inc.

***As a percentage of the Company’s total debt investments.

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s Pre-1999 Static Pool as of the quarter ended June 30, 2002 and the years ended December 31, 2001, 2000, 1999, and 1998:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 1999 Static Pool as of the quarter ended June 30, 2002 and the years ended December 31, 2001, 2000, and 1999:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2000 Static Pool as of the quarter ended June 30, 2002 and the years ended December 31, 2001 and 2000:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2001 Static Pool as of the quarter ended June 30, 2002 and the year ended December 31, 2001:

Impact of Inflation

Management believes that inflation can influence the value of the Company’s investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Interest Rate Risk

Because the Company funds a portion of its investments with borrowings under its revolving debt funding facility and asset securitizations, the Company’s net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows.  The Company attempts to match-fund its liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity.  The Company enters into interest rate basis swap agreements to match the interest rate basis of its assets and liabilities, thereby locking in the spread between its asset yield and the cost of its borrowings, and to fulfill its obligations under the terms of its revolving debt funding facility and term securitizations.  The goal of the Company’s strategy is to reduce the effect of interest rate volatility on net operating income.  The Company utilizes hedging instruments for non-trading and non-speculative purposes only.

As a result of the Company’s use of interest rate swaps, at June 30, 2002, approximately 46% of the Company’s interest bearing assets provided fixed rate returns and approximately 54% of the Company’s interest bearing assets provided floating rate returns.  Adjusted for the effect of interest rate swaps, at June 30, 2002, the Company had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of approximately $468,900 and had total borrowings outstanding of approximately $463,200.  All of the Company’s outstanding debt at June 30, 2002 has a variable rate of interest based on one-month LIBOR.  Assuming no changes to the Company’s consolidated balance sheet at June 30, 2002, a hypothetical increase in one-month LIBOR by 100 basis points would increase net operating income by $57, or less than $.01 per share, over the next twelve months.  A hypothetical 100 basis point decrease in one-month LIBOR would decrease net operating income $57, or less than $.01 per share, over the next twelve months.

At June 30, 2002, the Company had entered into twenty-four interest rate basis swap agreements with two large commercial banks with debt ratings of A1 under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR.  For those investments contributed to the term securitizations, the interest swaps enable the Company to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations.  The excess of payments made to swap counter parties over payments received from swap counter parties is recorded as a reduction of interest income.  One-month LIBOR was 1.84% and 1.88% at June 30, 2002 and December 31, 2001, respectively, and the prime rate remained unchanged at 4.75%.

At June 30, 2002, the aggregate notional amount of the swap agreements was $444,570 and the agreements have a remaining term of approximately 5.11 years.  The following tables present the interest rate swaps by class, and the payment terms weighted by notional amount, as of June 30, 2002 and December 31, 2001:

June 30, 2002
Type of Interest Rate Swap	Company Pays	Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	5.51%	LIBOR	14	$259,085
Pay prime floating, receive LIBOR floating	Prime	LIBOR +2.69%	10	185,485
Total			24	$444,570

December 31, 2001
Type of Interest Rate Swap	Company Pays	Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	6.02%	LIBOR	9	$102,919
Pay prime floating, receive LIBOR floating	Prime	LIBOR +2.73%	8	161,246
Total			17	$264,165

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

Not Applicable.

Item 3.         Defaults Upon Senior Securities

Not Applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

On May 8, 2002, the Company held its Annual Meeting of Stockholders.  Three matters were submitted to the stockholders for consideration.

1.                                       To elect three directors of the Company each to serve a three-year term and until their successors are elected and qualified;

2.                                       To approve the adoption of the Company’s 2002 Employee Stock Option Plan; and

3.                                       To ratify the selection of Ernst & Young LLP to serve as independent public accountants for the Company for the year ending December 31, 2002.

The results of the shares voted with regard to each of these matters is as follows:

                1.  Election of Directors

Director	For	Abstain
Adam Blumenthal	24,370,829	338,344
Neil M. Hahl	24,352,669	356,504
Stan Lundine	24,360,841	348,332

Continuing Directors whose terms did not expire at the annual meeting were as follows:  Mary C. Baskin, Phillip R. Harper, Kenneth D. Peterson, Jr., Eugene L. Podsiadlo, Alvin N. Puryear, and Malon Wilkus.

                2.  Approval of 2002 Employee Stock Option Plan:

For	Against	Abstain
21,829,006	2,511,770	368,396

                3.  Ratification of appointment of Ernst & Young LLP as auditors:

For	Against	Abstain
23,458,861	1,082,892	167,420

Item 5.         Other Information

Not Applicable.

Item 6.         Exhibits and Reports on Form 8-K

Exhibit Number	Description

*10.1

Release and Covenants Agreement between the Company and Adam Blumenthal dated as of June 7, 2002, incorporated herein by reference to Exhibit 2.i.1 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-89340), filed July 9, 2002.

*10.2

Amended and Restated Split Dollar Agreement between the Company and Adam Blumenthal dated as of June 7, 2002, incorporated herein by reference to Exhibit 2.i.4 of the Post Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-89340), filed July 9, 2002.

*10.3

Form of American Capital Strategies, Ltd. 2002 Employee Stock Option Plan, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2002 Annual Meeting filed on April 12, 2002 (File No. 814–00149).

10.4

Amendment No. 9 to Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., certain Investors party thereto, Variable Funding Capital Corporation, Wachovia Securities, Inc. (f/k/a First Union Securities, Inc., successor-in-interest to First Union Capital Markets Corp.), Wachovia Bank, National Association (f/k/a First Union National Bank), and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association), dated as of March 29, 2002.

10.5

Amendment No. 10 to Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., certain Investors party thereto, Variable Funding Capital Corporation, Wachovia Securities, Inc. (f/k/a First Union Securities, Inc., successor-in-interest to First Union Capital Markets Corp.), Wachovia Bank, National Association (f/k/a First Union National Bank), and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association), dated as of June 19, 2002.

10.6	Amended, Restated and Substituted VFCC Structured Note in the principal amount of up to $275,000,000, made by ACS Funding Trust I to First Union Securities, Inc., dated as of March 31, 1999.

10.7	FUNB Structured Note in the principal amount of $30,000,000, made by ACS Funding Trust I in favor of Wachovia Bank, National Association (f/k/a First Union National Bank) dated as of March 31, 1999.

99.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

	By:	/s/ John R. Erickson
John R. Erickson
Executive Vice President and Chief Financial Officer
Date: August 14, 2002