Form 10-Q
period 2002-09-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2002-11-14
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of October 28, 2002 was 40,457,000.

AMERICAN CAPITAL STRATEGIES, LTD.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets

Cash and cash equivalents	$30,940	$18,890
Investments at fair value (cost of $1,212,790 and $882,796, respectively)
Non-Control/Non-Affiliate investments	524,672	486,639
Control investments	602,608	361,055
Affiliate investments	13,372	10,572
Total investments at fair value	1,140,652	858,266
Interest receivable	12,851	12,957
Other	29,947	14,071

Total assets	$1,214,390	$904,184

Liabilities and Shareholders’ Equity

Revolving credit facility	$146,404	$147,646
Notes payable	378,402	103,495
Accrued dividends payable	26,898	3,420
Other	12,062	9,358

Total liabilities	563,766	263,919

Commitments and Contingencies

Shareholders’ equity:

Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized, and 40,457 and 38,017 issued and outstanding, respectively	405	380
Capital in excess of par value	761,357	699,291
Notes receivable from sale of common stock	(9,063)	(27,143)
Distributions in excess of net realized earnings	(27,003)	(3,823)
Net unrealized depreciation of investments	(75,072)	(28,440)

Total shareholders’ equity	650,624	640,265

Total liabilities and shareholders’ equity	$1,214,390	$904,184

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2002

(Unaudited)

(In thousands)

Company	Industry	Investment	Cost	Fair Value
3SI Security Systems, Inc.(2)	Consumer Products — Banking Security Systems	Subordinated Debt	$12,448	$12,448
		Common Stock Warrants, 6.0% of Co.(1)	565	565
			13,013	13,013

A&M Cleaning Products, Inc.(2)	Consumer Products — Household Cleaning Products	Subordinated Debt	5,209	5,276
		Common Stock Warrants, 18.4% of Co.(1)	1,643	2,237
		Redeemable Preferred Stock	610	1,221
			7,462	8,734

A.H. Harris & Sons, Inc.(2)	Wholesale — Construction Material	Subordinated Debt	9,535	9,606
		Common Stock Warrants, 10.0% of Co.(1)	534	394
			10,069	10,000

Academy Events Services LLC(2)	Consumer Products — Tent and Canvas	Senior Debt	15,920	15,920
		Subordinated Debt	6,827	6,827
		Common Stock Warrants, 5.0% of Co.(1)	636	636
		Preferred Stock, Convertible into 3.0% of Co.	500	500
			23,883	23,883

Aeriform Corporation(3)	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt	4,960	4,960
		Subordinated Debt	23,607	23,663
		Common Stock Warrants, 50.1% of Co.(1)	4,360	5,345
		Redeemable Preferred Stock	113	113
			33,040	34,081

Aerus, LLC(2)	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	691

Alemite Holdings, LLC(2)	Industrial Products — Lubricating Equipment	Subordinated Debt	10,144	10,144
		Common Stock Warrants, 10.1% of Co.(1)	124	124
			10,268	10,268

American Decorative Surfaces International, Inc.(3)	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt	24,502	24,502
		Preferred Stock, Convertible into 100% of Co.(1)	13,796	8,443
			38,298	32,945

Company	Industry	Investment	Cost	Fair Value
Atlantech International(2)	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 5.1% of Co.	$19,500	$19,238
		Redeemable Preferred stock with Non-Detachable Common Stock, 0.8% of Co.	1,247	921
			20,747	20,159

Automatic Bar Controls, Inc.(3)	Consumer Products — Beverage Dispensers	Senior Debt	14,430	14,430
		Subordinated Debt	13,810	13,810
		Common Stock, 66.2% of Co.(1)	7,000	7,000
		Common Stock Warrants, 1.7% of Co.(1)	182	182
			35,422	35,422

Auxi Health, Inc.(3)	Healthcare — Home Healthcare	Subordinated Debt	15,097	9,649
		Common Stock Warrants, 17.9% of Co.(1)	2,733	—
		Preferred Stock, 55.8% of Co.(1)	2,599	—
			20,429	9,649

Biddeford Real Estate Holdings(3)	Consumer Products — Electronic Blankets	Senior Debt	2,954	2,954
		Common Stock, 100.0% of Co.(1)	605	605
			3,559	3,559

BLI Holdings Corp.(2)	Consumer Products — Personal Care Items	Subordinated Debt	12,627	12,627

BPT Holdings, Inc.(3)	Industrial Products — Machine Tools, Metal Cutting Types	Senior Debt	11,000	11,000
		Subordinated Debt	4,543	4,605
		Common Stock, 15.2% of Co.(1)	2,000	2,000
		Preferred Stock, Convertible into 74.8% of Co.	5,000	5,000
			22,543	22,605

Capital.com, Inc.(3)	Financial Services — Financial Portal	Preferred Stock, 85.0% of Co.(1)	1,492	500

Case Logic(2)	Consumer Products — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co.(1)	21,577	21,376
		Redeemable Preferred Stock	431	431
			22,008	21,807

Caswell-Massey Holdings Corp.(2)	Retail — Toiletries	Senior Debt	621	621
		Subordinated Debt	1,899	1,917
		Common Stock Warrants, 24.0% of Co.(1)	552	—
			3,072	2,538

Company	Industry	Investment	Cost	Fair Value
Chance Coach, Inc.(3)	Industrial Products — Buses	Senior Debt	$2,081	$2,081
		Subordinated Debt	9,578	9,914
		Common Stock Warrants, 2.6% of Co.(1)	4,041	2,125
		Preferred Stock, Convertible into 91.2% of Co.(1)	18,512	12,040
		Common Stock, 1.2% of Co.(1)	1,895	—
			36,107	26,160

Chromas Technologies Corp.(3)	Industrial Products — Printing Presses	Senior Debt	12,670	12,670
		Subordinated Debt	9,736	5,126
		Common Stock, 35.0% of Co.(1)	1,500	—
		Common Stock Warrants, 25.0% of Co.(1)	1,071	—
		Preferred Stock, Convertible into 40.0% of Co.(1)	6,680	—
			31,657	17,796

CST Industries, Inc.(2)	Industrial Products — Bolted Steel Tanks	Subordinated Debt	8,067	8,067
		Common Stock Warrants, 13.0% of Co.(1)	1,090	4,768
			9,157	12,835

Confluence Holdings Corp.(3)	Consumer Products — Canoes & Kayaks	Subordinated Debt	6,879	6,919
		Redeemable Preferred Stock	7,496	2,617
		Preferred Stock, Convertible into 75.0% of Co.(1)	3,527	—
		Common Stock, less than 0.1% of Co.(1)	537	—
		Common Stock Warrants, 0.2% of Co.(1)	2,163	1,417
			20,602	10,953

Crosman Corporation(2)	Consumer Products — Small Arms	Subordinated Debt	4,135	4,162
		Common Stock Warrants, 3.3% of Co.(1)	330	562
			4,465	4,724

Cycle Gear, Inc.(2)	Retail — Motor Cycle Accessories	Senior Debt	563	563
		Subordinated Debt	6,755	6,837
		Common Stock Warrants, 43.4% of Co.(1)	535	3,020
		Redeemable Preferred Stock	1,633	1,633
			9,486	12,053

Dixie Trucking Company, Inc.(3)	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	6,241	4,091
		Common Stock Warrants, 49.0% of Co.(1)	141	—
			6,382	4,091

Company	Industry	Investment	Cost	Fair Value
Erie County Plastics Corporation(2)	Consumer Products — Molded Plastics	Subordinated Debt	$9,370	$9,414
		Common Stock Warrants, 14.8% of Co.(1)	1,170	1,027
			10,540	10,441

EuroCaribe Packing Company, Inc.(3)	Food Products — Meat Processing	Senior Debt	9,059	9,119
		Subordinated Debt	5,465	3,689
		Common Stock Warrants, 37.1% of Co.(1)	1,110	—
		Redeemable Preferred Stock(1)	4,302	—
			19,936	12,808

European Touch LTD. II(3)	Industrial Products — Salon Appliances	Senior Debt	7,290	7,290
		Subordinated Debt	11,525	11,525
		Common Stock Warrants, 71.0% of Co.(1)	3,683	5,821
		Common Stock, 29.0% of Co.(1)	1,500	2,371
			23,998	27,007

Fulton Bellows & Components, Inc.(3)	Industrial Products — Bellows	Senior Debt	12,627	12,627
		Subordinated Debt	6,758	2,729
		Common Stock Warrants, 7.7% of Co.(1)	1,305	—
		Preferred Stock, Convertible into 69.2% of Co.(1)	10,725	—
			31,415	15,356

Gladstone Capital Corporation(2)(5)	Financial Services	Common Stock, 2.3% of Co.	3,575	4,025

Halex Corporation(3)	Industrial Products — Flooring Materials	Subordinated Debt	19,736	19,736
		Preferred Stock, Convertible into 70.4% of Co.	1,420	1,420
		Redeemable Preferred Stock	11,813	11,813
			32,969	32,969

Hickson DanChem, Inc.(3)	Chemical Products — Specialty Contract Chemical Manufacturing	Senior Debt	12,998	12,998
		Subordinated Debt	8,256	8,256
		Common Stock, 42.8% of Co.(1)	2,500	2,500
		Common Stock Warrants, 38.0% of Co.(1)	2,221	2,221
			25,975	25,975

Hartstrings, Inc.(2)	Retail — Children’s Apparel	Senior Debt	10,238	10,238
		Subordinated Debt	11,873	11,873
		Common Stock Warrants, 37.5% of Co.(1)	3,572	3,572
			25,683	25,683

Company	Industry	Investment	Cost	Fair Value
Iowa Mold Tooling, Inc.(3)	Industrial Products — Specialty Equipment	Subordinated Debt	$28,712	$28,996
		Common Stock, 25.0% of Co.(1)	3,714	425
		Common Stock Warrants, 46.3% of Co.(1)	5,918	5,080
			38,344	34,501

JAAGIR, LLC(2)	Service — IT Staffing & Consulting	Subordinated Debt	3,019	3,041
		Common Stock Warrants, 4.1% of Co.(1)	271	271
			3,290	3,312

JAG Industries, Inc.(3)	Industrial Products — Metal Fabrication & Tablet Manufacturing	Senior Debt	978	978
		Subordinated Debt	2,481	758
		Common Stock Warrants, 75.0% of Co.(1)	505	—
			3,964	1,736

Kelly Aerospace, Inc.(2)	Aerospace — General Aviation & Performance Automotive	Senior Debt	6,640	6,640
		Subordinated Debt	8,922	8,922
		Common Stock Warrants, 17.5% of Co.(1)	1,588	1,588
			17,150	17,150

Lion Brewery, Inc.(2)	Consumer Products — Malt Beverages	Subordinated Debt	6,005	6,074
		Common Stock Warrants, 54.0% of Co.(1)	675	7,146
			6,680	13,220

Logex Corporation(3)	Transportation — Industrial Gases	Subordinated Debt	16,695	16,695
		Common Stock Warrants, 85.4% of Co.(1)	7,454	7,054
		Redeemable Preferred Stock	3,780	2,840
			27,929	26,589

Lubricating Specialties Co.(2)	Chemical Products — Lubricant & Grease	Subordinated Debt	14,891	14,983
		Common Stock Warrants, 21.0% of Co.(1)	791	791
			15,682	15,774

MBT International, Inc.(3)	Wholesale — Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,409	7,501
		Common Stock Warrants, 30.6% of Co.(1)	1,215	991
		Preferred Stock, Convertible into 53.1% of Co.(1)	2,250	1,722
			14,174	13,514

Company	Industry	Investment	Cost	Fair Value
Marcal Paper Mills, Inc.(2)	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt	$16,524	$16,525
		Subordinated Debt	18,229	18,229
		Common Stock Warrants, 20.0% of Co.(1)	5,001	8,759
			39,754	43,513

Middleby Corporation(2)(5)	Consumer Products — Foodservice Equipment	Subordinated Debt	23,022	23,022
		Common Stock Warrants, 5.7% of Co.(1)	2,536	3,344
			25,558	26,366

Mobile Tool International, Inc.(2)	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,698	—

Network for Medical Communication & Research, LLC(3)	Service — Provider of Specialized Medical Educational Programs	Subordinated Debt	16,465	16,465
		Common Stock Warrants, 50.1% of Co.(1)	2,038	21,285
			18,503	37,750

New Piper Aircraft, Inc.(2)	Aerospace— Aircraft Manufacturing	Subordinated Debt	18,556	18,617
		Common Stock Warrants, 8.5% of Co.(1)	2,231	3,796
			20,787	22,413

Numatics, Inc.(2)	Industrial Products — Pneumatic Valves	Senior Debt	29,451	29,451

o2wireless Solutions, Inc.(4)(5)	Telecommunications — Wireless Communications Network Services	Common Stock, 7.8% of Co.(1)	2,373	146

PaR Systems, Inc.(3)	Industrial Products — Robotic Systems	Subordinated Debt	19,060	19,060
		Common Stock, 25.8% of Co.(1)	2,500	3,015
		Common Stock Warrants, 42.5% of Co.(1)	4,116	4,964
			25,676	27,039

Parts Plus Group(2)	Service — Auto Parts Distributor	Subordinated Debt	4,532	396
		Common Stock Warrants, 5.0% of Co.(1)	333	—
		Preferred Stock, Convertible into 1.5% of Co.(1)	556	—
			5,421	396

Company	Industry	Investment	Cost	Fair Value
Patriot Medical Technologies, Inc.(2)	Service — Repair Services	Senior Debt	$1,914	$1,914
		Subordinated Debt	2,814	2,866
		Common Stock Warrants, 7.8% of Co.(1)	612	573
		Preferred Stock, Convertible into 3.8% of Co.	1,269	1,269
			6,609	6,622

Petaluma Poultry Processors, Inc.(2)	Food Products — Integrated Producer & Distributor of Organic & Natural Poultry	Subordinated Debt	7,490	7,490
		Common Stock Warrants, 12.9% of Co.(1)	1,065	1,065
			8,555	8,555

Plastech Engineered Products, Inc.(2)	Consumer Products — Automotive Component Systems	Subordinated Debt	27,959	27,959
		Common Stock Warrants, 2.1% of Co.(1)	2,577	5,414
			30,536	33,373

Precitech, Inc.(3)	Construction — Ultra Precision Machining Systems	Senior Debt	9,138	9,138
		Subordinated Debt	5,109	5,109
		Redeemable Preferred Stock	1,678	1,678
		Common Stock, 43.3% of Co.	2,204	2,204
		Common Stock Warrants, 44.7% of Co.(1)	2,278	2,278
			20,407	20,407

Starcom Holdings, Inc.(3)	Construction — Electrical Contractor	Subordinated Debt	24,969	25,164
		Common Stock, 2.6% of Co.(1)	616	356
		Common Stock Warrants, 16.2% of Co.(1)	3,914	2,712
			29,499	28,232

Stravina Operating Company, LLC(2)	Wholesale — Personalized Novelty and Souvenir Items	Subordinated Debt	18,638	18,638
		Common Stock, 4.8% of Co.(1)	1,000	1,000
			19,638	19,638

Sunvest Industries, LLC(3)	Consumer Products — Contract Manufacturing	Senior Debt	4,286	4,286
		Subordinated Debt	5,633	1,563
		Common Stock Warrants, 73.0% of Co.(1)	1,358	—
		Redeemable Preferred Stock(1)	1,188	—
			12,465	5,849

Company	Industry	Investment	Cost	Fair Value
The Inca Group (3)	Industrial Products — Steel Products	Senior Debt	$179	$179
		Subordinated Debt	18,919	19,038
		Redeemable Preferred Stock	15,357	12,544
		Common Stock, 2.3% of Co.(1)	5,100	—
		Common Stock Warrants, 95.7% of Co.(1)	3,060	1,766
			42,615	33,527

The L.A. Studios, Inc.(2)	Media — Audio Production	Subordinated Debt	2,224	2,235

Texstars, Inc.(3)	Aerospace — Aviation and Transportation Accessories	Senior Debt	14,597	14,597
		Subordinated Debt	7,097	7,097
		Common Stock, 39.4% of Co.(1)	1,500	1,500
		Common Stock Warrants, 40.5% of Co.(1)	1,542	1,542
			24,736	24,736

ThreeSixty Sourcing, Ltd.(2)	Service — Provider of Outsourced Management Services	Senior Debt	15,000	15,000
		Subordinated Debt	18,969	18,969
		Common Stock Warrants, 5.0% of Co.(1)	1,387	1,387
			35,356	35,356

TransCore Holdings, Inc.(2)	Information Technology — Transportation Information Management Services	Subordinated Debt	24,322	24,522
		Common Stock Warrants, 8.7% of Co.(1)	4,368	13,260
		Preferred Stock, Convertible into 1.4% of Co.	3,161	3,161
			31,851	40,943

Trinity Hospice, LLC(4)	Healthcare — Hospice Care	Senior Debt	11,692	11,692
		Common Stock, 7.4% of Co.(1)	7	7
		Redeemable Preferred Stock	1,527	1,527
			13,226	13,226

Tube City, Inc.(2)	Industrial Products — Mill Services	Subordinated Debt	12,393	12,535
		Common Stock Warrants, 23.5% of Co.(1)	3,498	8,423
			15,891	20,958

UAV Corporation(2)	Consumer Products — Pre-recorded Video and Audio Tapes and Software	Subordinated Debt	13,191	13,191

Warner Power, LLC(2)	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt	1,410	1,410
		Subordinated Debt	8,019	8,066
		Common Stock Warrants, 62.5% of Co.(1)	2,246	2,528
			11,675	12,004

Company	Industry	Investment	Cost	Fair Value
Weston ACAS Holdings, Inc.(3)	Service — Environmental Consulting Services	Subordinated Debt	$14,584	$14,584
		Common Stock, 8.3% of Co.(1)	1,932	5,604
		Common Stock Warrants, 22.6% of Co.(1)	5,246	15,267
		Redeemable Preferred Stock	1,397	1,397
			23,159	36,852

Westwind Group Holdings, Inc.(4)	Service — Restaurants	Redeemable Preferred Stock(1)	3,598	—
		Common Stock, 10.0% of Co.(1)	—	—
			3,598	—

Interest Rate Swap Agreements	Pay Fixed / Receive Floating	19 Contracts / Notional Amounts Totaling $442,928	—	(32,814)
	Pay Floating / Receive Floating	11 Contracts / Notional Amounts Totaling $215,940	—	(465)
			—	(33,279)

Totals			$1,212,790	$1,140,652

(1)     Non-income producing investment

(2)     Non-control/non-affiliate investment

(3)     Control investment

(4)     Affiliate investment

(5)     Publicly-traded company

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2001

(In thousands)

Company	Industry	Investment	Cost	Fair Value
A&M Cleaning Products, Inc.(2)	Consumer Products — Household Cleaning Products	Subordinated Debt	$5,070	$5,167
		Common Stock Warrants, 18.4% of Co.(1)	1,643	2,237
		Redeemable Preferred Stock	532	532
			7,245	7,936

A.H. Harris & Sons, Inc.(2)	Wholesale — Construction Material	Subordinated Debt	9,434	9,525
		Common Stock Warrants, 10.0% of Co.(1)	534	1,050
			9,968	10,575

Aeriform Corporation(2)	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt	5,160	5,160
		Subordinated Debt	22,021	22,097
		Common Stock Warrants, 50.1% of Co.(1)	4,360	4,360
		Redeemable Preferred Stock	101	101
			31,642	31,718

Atlantech International(2)	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants	19,101	18,863
		Redeemable Preferred stock with Non-Detachable Common Stock, 1.0% of Co.	1,027	701
			20,128	19,564

Auxi Health, Inc.(3)	Healthcare — Home Healthcare	Subordinated Debt	14,386	14,573
		Common Stock Warrants, 17.9% of Co.(1)	2,784	—
		Preferred Stock, 55.8% of Co.(1)	2,599	1,856
			19,769	16,429

Biddeford Textile Corp.(4)	Consumer Products — Electronic Blankets	Senior Debt	2,746	2,772
		Common Stock Warrants, 10.0% of Co.(1)	1,100	—
			3,846	2,772

BLI Holdings Corp.(2)	Consumer Products — Personal Care Items	Subordinated Debt	12,153	12,153

Capital.com, Inc.(3)	Financial Services — Financial Portal	Preferred Stock, 85.0% of Co.(1)	1,492	700

Case Logic(2)	Consumer Products — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co.(1)	20,630	20,826
		Preferred Stock, less than 0.1% of Co.	134	134
			20,764	20,960

Company	Industry	Investment	Cost	Fair Value
Caswell-Massey Holdings Corp.(2)	Retail — Toiletries	Senior Debt	$1,065	$1,065
		Subordinated Debt	1,803	1,836
		Common Stock Warrants, 24.0% of Co.(1)	552	581
			3,420	3,482

Chance Coach, Inc.(3)	Industrial Products — Buses	Senior Debt	9,615	9,655
		Subordinated Debt	8,583	9,174
		Common Stock Warrants, 43.0% of Co.(1)	4,041	3,469
		Redeemable Preferred Stock(1)	4,616	4,616
		Preferred Stock, Convertible into 20.0% of Co.(1)	2,080	2,080
		Common Stock, 20.4% of Co.(1)	1,896	1,645
			30,831	30,639

Chromas Technologies Corp.(3)	Industrial Products — Printing Presses	Senior Debt	11,703	11,703
		Subordinated Debt	9,789	9,990
		Common Stock, 35.0% of Co.(1)	1,500	—
		Common Stock Warrants, 25.0% of Co.(1)	1,071	987
		Redeemable Preferred Stock, 40.0% of Co.(1)	6,258	1,930
			30,321	24,610

CST Industries, Inc.(2)	Industrial Products — Bolted Steel Tanks	Subordinated Debt	7,969	7,969
		Common Stock Warrants, 13.0% of Co.(1)	1,090	1,737
			9,059	9,706

Confluence Holdings Corp.(3)	Consumer Products — Canoes & Kayaks	Subordinated Debt	12,596	12,823
		Common Stock, less than 0.1% of Co.(1)	537	—
		Common Stock Warrants, 0.4% of Co.(1)	2,163	1,564
			15,296	14,387

Crosman Corporation(2)	Consumer Products — Small Arms	Subordinated Debt	3,998	4,033
		Common Stock Warrants, 3.5% of Co.(1)	330	330
			4,328	4,363

Company	Industry	Investment	Cost	Fair Value
Cycle Gear, Inc.(2)	Retail — Motor Cycle Accessories	Senior Debt	$750	$750
		Subordinated Debt	5,557	5,675
		Common Stock Warrants, 41.6% of Co.(1)	434	1,664
		Redeemable Preferred Stock	1,549	1,549
			8,290	9,638

Decorative Surfaces International, Inc.(3)	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt	17,577	17,936
		Common Stock Warrants, 48.3% of Co.(1)	4,571	—
		Preferred Stock, Convertible into less than 0.1% of Co.(1)	803	—
			22,951	17,936

Dixie Trucking Company, Inc.(2)	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	5,134	5,168
		Common Stock Warrants, 49.0% of Co.(1)	141	—
			5,275	5,168

Electrolux, LLC(2)	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	1,219

Erie County Plastics Corporation(2)	Consumer Products — Molded Plastics	Subordinated Debt	9,122	9,197
		Common Stock Warrants, 8.7% of Co.(1)	1,170	1,027
			10,292	10,224

EuroCaribe Packing Company, Inc.(3)	Food Products — Meat Processing	Senior Debt	8,674	8,749
		Subordinated Debt	5,379	3,672
		Common Stock Warrants, 37.1% of Co.(1)	1,110	—
		Redeemable Preferred Stock(1)	4,302	—
			19,465	12,421

European Touch LTD. II(3)	Industrial Products — Salon Appliances	Senior Debt	9,452	9,452
		Subordinated Debt	11,282	11,282
		Common Stock Warrants, 71.0% of Co.(1)	3,856	3,856
		Common Stock, 29.0% of Co.(1)	1,500	1,500
			26,090	26,090

Company	Industry	Investment	Cost	Fair Value
Fulton Bellows & Components, Inc.(3)	Industrial Products — Bellows	Senior Debt	$15,321	$15,324
		Subordinated Debt	6,602	6,893
		Common Stock Warrants, 26.4% of Co.(1)	1,305	1,197
		Preferred Stock, Convertible into 48.6% of Co.(1)	5,734	2,617
			28,962	26,031

Gladstone Capital Corporation(2)(5)	Financial Services	Common Stock, 3.0% of Co.	3,600	4,440

Goldman Industrial Group(2)	Industrial Products — Machine Tools, Metal Cutting Types	Subordinated Debt	27,066	26,109
		Common Stock Warrants, 15.0% of Co.(1)	2,822	—
			29,888	26,109

IGI, Inc.(4)	Healthcare — Veterinary Vaccines	Subordinated Debt	5,564	5,627
		Common Stock Warrants, 17.0% of Co.(1)	2,003	1,725
			7,567	7,352

Iowa Mold Tooling, Inc.(3)	Industrial Products — Specialty Equipment	Subordinated Debt	26,364	26,685
		Common Stock, 25.0% of Co.(1)	3,200	3,200
		Common Stock Warrants, 46.2% of Co.(1)	5,919	5,919
			35,483	35,804

JAAGIR, LLC(2)	Service — IT Staffing & Consulting	Subordinated Debt	2,890	2,930
		Common Stock Warrants, 4.1% of Co.(1)	271	271
			3,161	3,201

JAG Industries, Inc.(3)	Industrial Products — Metal Fabrication & Tablet Manufacturing	Senior Debt	1,002	1,002
		Subordinated Debt	2,448	2,520
		Common Stock Warrants, 75.0% of Co.(1)	505	—
			3,955	3,522

Kelly Aerospace, Inc.(2)	Aerospace — General Aviation & Performance Automotive	Senior Debt	7,877	7,877
		Subordinated Debt	8,779	8,779
		Common Stock Warrants, 15.0% of Co.(1)	1,589	1,589
			18,245	18,245

Company	Industry	Investment	Cost	Fair Value
Lion Brewery, Inc.(2)	Consumer Products — Malt Beverages	Subordinated Debt	$5,955	$6,039
		Common Stock Warrants, 54.0% of Co.(1)	675	7,145
			6,630	13,184

Logex Corporation(3)	Transportation — Industrial Gases	Subordinated Debt	15,947	15,947
		Common Stock Warrants, 85.2% of Co.(1)	5,825	5,825
		Redeemable Preferred Stock	2,984	2,984
			24,756	24,756

Lubricating Specialties Co.(2)	Chemical Products — Lubricant & Grease	Subordinated Debt	14,750	14,864
		Common Stock Warrants, 21.0% of Co.(1)	791	791
			15,541	15,655

MBT International, Inc.(3)	Wholesale — Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,000	7,134
		Common Stock Warrants, 30.6% of Co.(1)	1,214	991
		Preferred Stock, Convertible into 53.1% of Co.(1)	2,250	1,722
			13,764	13,147

Marcal Paper Mills, Inc.(2)	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt	16,417	16,417
		Subordinated Debt	16,922	16,922
		Common Stock Warrants, 20.0% of Co.(1)	5,001	5,001
			38,340	38,340

Middleby Corporation(2)(5)	Consumer Products — Foodservice Equipment	Subordinated Debt	22,354	22,354
		Common Stock Warrants, 5.5% of Co.(1)	2,536	2,536
			24,890	24,890

Mobile Tool International, Inc.(2)	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,699	2,699

New Piper Aircraft, Inc.(2)	Aerospace — Aircraft Manufacturing	Subordinated Debt	18,356	18,436
		Common Stock Warrants, 6.5% of Co.(1)	2,231	4,832
			20,587	23,268

Numatics, Inc.(2)	Industrial Products — Pneumatic Valves	Senior Debt	31,197	31,197

Company	Industry	Investment	Cost	Fair Value
o2wireless Solutions, Inc.(2)(5)	Telecommunications — Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co.(1)	$2,407	$4,005

Omnova Solutions, Inc.(2)(5)	Chemical Products — Performance Chemicals and Decorative & Building Products	Subordinated Debt	5,663	5,663

Parts Plus Group(2)	Service — Auto Parts Distributor	Subordinated Debt	4,681	2,706
		Common Stock Warrants, 5.0% of Co.(1)	333	—
		Preferred Stock, Convertible into 1.5% of Co.(1)	556	—
			5,570	2,706

Patriot Medical Technologies, Inc.(2)	Service — Repair Services	Senior Debt	2,315	2,315
		Subordinated Debt	2,758	2,825
		Common Stock Warrants, 15.1% of Co.(1)	612	510
		Preferred Stock, Convertible into 16.1% of Co.	1,195	283
			6,880	5,933

Plastech Engineered Products, Inc.(2)	Consumer Products — Automotive Component Systems	Subordinated Debt	27,290	27,290
		Common Stock Warrants, 2.1% of Co.(1)	2,577	2,577
			29,867	29,867

Starcom Holdings, Inc.(3)	Construction — Electrical Contractor	Subordinated Debt	21,267	21,516
		Common Stock, 2.6% of Co.(1)	616	116
		Common Stock Warrants, 16.2% of Co.(1)	3,914	3,068
			25,797	24,700

Sunvest Industries, LLC(3)	Consumer Products — Contract Manufacturing	Senior Debt	4,287	4,287
		Subordinated Debt	5,263	5,323
		Common Stock Warrants, 73.0% of Co.(1)	1,518	1,518
		Redeemable Preferred Stock(1)	347	347
			11,415	11,475

The Inca Group(3)	Industrial Products — Steel Products	Subordinated Debt	16,754	16,960
		Common Stock, 60.1% of Co.(1)	5,100	3,967
		Common Stock Warrants, 24.9% of Co.(1)	3,060	2,065
			24,914	22,992

Company	Industry	Investment	Cost	Fair Value
The L.A. Studios, Inc.(2)	Media — Audio Production	Subordinated Debt	$2,118	$2,138

Texstars, Inc.(3)	Aerospace — Aviation and Transportation Accessories	Senior Debt	15,064	15,064
		Subordinated Debt	6,990	6,990
		Common Stock, 39.4% of Co.(1)	1,500	1,500
		Common Stock Warrants, 40.5% of Co.(1)	1,542	1,542
			25,096	25,096

ThreeSixty Sourcing, Ltd.(2)	Service — Provider of Outsourced Management Services	Senior Debt	14,926	14,926
		Subordinated Debt	18,608	18,608
		Common Stock Warrants, 5.0% of Co.(1)	1,386	1,386
			34,920	34,920

TransCore Holdings, Inc.(2)	Information Technology — Transportation Information Management Services	Subordinated Debt	23,636	23,977
		Common Stock Warrants, 8.7% of Co.(1)	4,368	7,783
		Convertible Preferred Stock, 1.4% of Co.	2,900	2,900
			30,904	34,660

Tube City, Inc.(2)	Industrial Products — Mill Services	Subordinated Debt	11,687	11,933
		Common Stock Warrants, 23.5% of Co.(1)	3,498	5,767
			15,185	17,700

Warner Power, LLC(2)	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt	572	583
		Subordinated Debt	4,007	4,070
		Common Stock Warrants, 53.1% of Co.(1)	1,629	1,458
			6,208	6,111

Weston ACAS Holdings, Inc.(3)	Service — Environmental Consulting Services	Subordinated Debt	21,850	21,850
		Common Stock, 10.0% of Co.(1)	1,932	1,932
		Common Stock Warrants, 27.6% of Co.(1)	5,246	5,246
		Redeemable Preferred Stock	1,158	1,158
			30,186	30,186

Westwind Group Holdings, Inc.(4)	Service — Restaurants	Common Stock, 10.0% of Co. (1)	—	—
		Preferred Stock, Convertible into less than 0.1% of Co.	3,530	1,117
			3,530	1,117

Company	Industry	Investment	Cost	Fair Value
Interest Rate Basis Swap Agreements	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,919	$—	$(5,218)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $161,246	—	(315)
			—	(5,533)

Totals			$882,796	$858,266

(1)     Non-income producing investment

(2)     Non-control/non-affiliate investment

(3)     Control investment

(4)     Affiliate investment

(5)     Publicly-traded company

See accompanying notes.

AMERICAN CAPITAL STRATEGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Operating income:

Interest and dividend income
Non-Control/Non-Affiliate investments	$13,015	$10,745	$45,191	$32,637
Control investments	17,986	11,749	43,321	30,178
Affiliate investments	421	355	903	1,336
Total interest and dividend income	31,422	22,849	89,415	64,151
Fees
Non-Control/Non-Affiliate investments	1,093	933	4,208	2,929
Control investments	6,528	1,658	12,016	6,857
Affiliate investments	233	—	456	71
Total fee income	7,854	2,591	16,680	9,857

Total operating income	39,276	25,440	106,095	74,008

Operating expenses:

Interest	3,793	2,045	9,179	8,504
Salaries and benefits	5,678	2,440	14,193	10,035
General and administrative	3,107	1,842	8,126	5,272

Total operating expenses	12,578	6,327	31,498	23,811

Net operating income	26,698	19,113	74,597	50,197
Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	(25,436)	287	(24,902)	311
Control investments	2,425	—	1,128	—
Affiliate investments	(451)	—	154	—
Total net realized (loss) gain on investments	(23,462)	287	(23,620)	311

Net unrealized (depreciation) appreciation of investments
Non-Control/Non-Affiliate investments	2,882	(6,425)	(19,340)	(23,909)
Control investments	(16,723)	(12,608)	(26,503)	(24,912)
Affiliate investments	(919)	(1,999)	(789)	(1,999)
Total net unrealized depreciation of investments	(14,760)	(21,032)	(46,632)	(50,820)

Net (decrease) increase in shareholders’ equity resulting from operations	$(11,524)	$(1,632)	$4,345	$(312)

Net operating income per common share:
Basic	$.66	$.56	$1.93	$1.67
Diluted	$.66	$.55	$1.90	$1.64

(Loss) earnings per common share:
Basic	$(.29)	$(.05)	$.11	$(.01)
Diluted	$(.29)	$(.05)	$.11	$(.01)

Weighted average shares of common stock outstanding:
Basic	40,269	33,965	38,585	30,073
Diluted	40,658	34,524	39,207	30,568

Dividends declared per share	$.66	$.56	$1.88	$1.64

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock			Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	Distributions in Excess of Net Realized Earnings	Net Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity

		Common Stock
		Shares	Amount
Balance at January 1, 2001	$—	28,003	$280	$448,587	$(27,389)	$(95)	$23,784	$445,167
Issuance of common stock		6,975	70	174,927				174,997
Issuance of common stock under stock option plans	—	656	7	13,597	(13,604)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	20	—	532	—	—	—	532
Repayments of notes receivable from sale of common stock	—	—	—	—	22,009	—	—	22,009
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	50,508	(50,820)	(312)
Distributions	—	—	—	—	—	(50,671)	—	(50,671)
Balance at September 30, 2001	$—	35,654	$357	$637,643	$(18,984)	$(258)	$(27,036)	$591,722

Balance at January 1, 2002	$—	38,017	$380	$699,291	$(27,143)	$(3,823)	$(28,440)	$640,265
Issuance of common stock	—	2,914	29	73,180	—	—	—	73,209
Issuance of common stock under stock option plans	—	484	5	10,882	(9,169)	—	—	1,718
Issuance of common stock under the Dividend Reinvestment Plan	—	23	1	636	—	—	—	637
Repayments of notes receivable from sale of common stock	—	—	—	—	3,871	—	—	3,871
Repurchase of common stock through foreclosures on notes receivable	—	(981)	(10)	(22,632)	23,378	—	—	736
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	50,977	(46,632)	4,345
Distributions	—	—	—	—	—	(74,157)	—	(74,157)
Balance at September 30, 2002	$—	40,457	$405	$761,357	$(9,063)	$(27,003)	$(75,072)	$650,624

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Operating activities:
Net increase (decrease) in shareholders’ equity resulting from operations	$4,345	$(312)
Adjustments to reconcile net increase (decrease) in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized depreciation of investments	46,632	50,820
Net realized loss (gain) on investments	23,620	(311)
Accretion of loan discounts	(9,515)	(6,616)
Accrual of payment-in-kind dividends and interest	(14,436)	(11,925)
Collection of loan origination fees	1,388	1,071
Amortization of deferred finance costs	360	648
Depreciation and amortization	547	486
Increase in interest receivable	(4,125)	(5,063)
Increase in other assets	(3,622)	(2,119)
Increase in other liabilities	2,704	5,918

Net cash provided by operating activities	47,898	32,597

Investing activities:
Proceeds from sale of investments	1,345	2,407
Collection of payment-in-kind notes	423	5,008
Collection of accreted loan discounts	612	49
Principal repayments	55,963	36,504
Purchases of investments	(384,187)	(222,017)
Repayments of notes receivable issued in exchange for common stock	3,871	22,009
Capital expenditures	(949)	(1,110)
Other	736	—

Net cash used in investing activities	(322,186)	(157,150)

Financing activities:
Proceeds from asset securitization	304,771	28,214
Repayments on revolving credit facility, net	(1,242)	(4,460)
Repayments of notes payable	(29,864)	(17,094)
Increase in deferred financing costs	(5,711)	(293)
Issuance of common stock	74,927	174,997
Increase in debt service escrow	(6,501)	—
Distributions paid	(50,042)	(42,497)

Net cash provided by financing activities	286,338	138,867

Net increase in cash and cash equivalents	12,050	14,314
Cash and cash equivalents at beginning of period	18,890	11,569

Cash and cash equivalents at end of period	$30,940	$25,883

Supplemental Disclosures:
Cash paid for interest	$8,988	$6,602

Non-cash investing and financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$637	$532
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$9,169	$13,604
Repurchase of common stock through foreclosures on notes receivable	$22,642	$—

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

(Dollars in thousands except per share data)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Per Share Data(1):
Net asset value at beginning of the period	$16.84	$15.90
Net operating income	1.93	1.67
Net realized (loss) gain on investments	(.61)	.01
Decrease in unrealized appreciation on investments	(1.21)	(1.69)
Net increase in shareholders’ equity resulting from operations	$16.95	$15.89
Issuance of common stock	1.08	1.89
Effect of (antidilution) dilution	(.07)	.48
Distribution of net investment income	(1.88)	(1.64)
Net asset value at end of period	$16.08	$16.62
Per share market value at end of period	$18.84	$27.39
Total return(2)	(28.3)%	15.25%
Shares outstanding at end of period	40,457	35,654

Ratio/Supplemental Data:
Net assets at end of period	$650,624	$592,725
Average net assets	$645,445	$518,946

Ratio of operating expenses, net of interest expense, to average net assets	3.46%	2.95%
Ratio of interest expense to average net assets	1.42%	1.64%
Ratio of total operating expenses to average net assets	4.88%	4.59%
Ratio of net operating income to average net assets	11.56%	9.67%

(1)     Basic per share data.

(2)               Total return equals the increase of the ending market value over the beginning market value plus reinvested dividends,  based on the stock price on date of reinvestment, divided by the beginning market value.  Amount has not been annualized.

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

Note 2.  Organization

American Capital Strategies, Ltd., a Delaware corporation, was incorporated in 1986 to provide financial advisory services to and invest in middle market companies.  On August 29, 1997, the Company completed an initial public offering (“IPO”) of 10,382 shares of common stock (“Common Stock”), and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Act”). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies.  As a result of the changes, the Company is operating as a holding company whose predominant source of operating income has changed from financial performance and advisory fees to interest and dividends earned from investing the Company’s assets in debt and equity of businesses. The Company’s investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders’ equity through appreciation in value of the Company’s equity interests.

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

Note 3.  Investments

As required by the Act, the Company classifies its investments by the level of control it has over the underlying portfolio companies.  As defined in the Act, “Control Investments” are investments in those companies that the Company is deemed to “Control”.  “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Act, other than Control Investments.  “ Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.  Generally, under the Act, the Company is deemed to control a company in which it has invested, if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board.  The Company is deemed to be an Affiliated Company of a company in which it has invested, if it owns 5% or more and less than 25% of the voting securities of such company.

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $1,140,652 as of September 30, 2002. These securities consist of senior debt, subordinated debt with equity warrants, preferred stock and common stock.  The debt securities have effective interest rates ranging from 4.5% to 34.3% and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower.  The Company’s investments in equity warrants, common stock, and certain investments in preferred stock do not produce current income.  The net unrealized depreciation in investments for Federal income tax purposes is the same as for book purposes.  At September 30, 2002, there was one accruing loan with a principal balance of $14,156 greater than 90 days past due.  At September 30, 2002, nine of the Company’s investments with a total principal balance of $54,657 were past due and on non-accrual status.

Summaries of the composition of the Company’s portfolio of publicly and non-publicly traded securities as of September 30, 2002 and December 31, 2001 at cost and fair value are shown in the following table:

COST	September 30, 2002	December 31, 2001
Senior debt	19.2%	18.3%
Subordinated debt	54.1%	57.7%
Subordinated debt with non-detachable warrants	3.4%	4.5%
Preferred stock	9.3%	4.9%
Common stock warrants	9.3%	12.0%
Common stock	4.7%	2.6%

FAIR VALUE	September 30, 2002	December 31, 2001
Senior debt	19.8%	18.7%
Subordinated debt	54.4%	58.7%
Subordinated debt with non-detachable warrants	3.5%	4.6%
Preferred stock	6.2%	2.9%
Common stock warrants	13.2%	12.8%
Common stock	2.9%	2.3%

The following table shows the portfolio composition by industry grouping at cost and at fair value:

COST	September 30, 2002	December 31, 2001
Industrial Products	32.1%	37.5%
Consumer Products	25.9%	19.4%
Chemical Products	7.4%	6.1%
Service	7.9%	9.2%
Aerospace	5.2%	7.2%
Construction	4.1%	2.9%
Wholesale	3.6%	2.7%
Retail	3.2%	2.0%
Transportation	2.8%	3.5%
Information Technology	2.6%	3.5%
Healthcare	2.8%	3.1%
Food Products	1.6%	2.2%
Financial Services	0.4%	0.3%
Telecommunications	0.2%	0.4%
Media	0.2%	0.0%

FAIR VALUE	September 30, 2002	December 31, 2001
Industrial Products	29.3%	36.6%
Consumer Products	24.7%	19.2%
Service	10.3%	9.0%
Chemical Products	9.2%	7.0%
Aerospace	5.5%	7.8%
Construction	4.1%	2.9%
Wholesale	3.7%	2.8%
Information Technology	3.5%	4.0%
Retail	3.4%	1.8%
Transportation	2.6%	3.5%
Healthcare	2.0%	2.8%
Food Products	1.1%	1.5%
Financial Services	0.4%	0.6%
Media	0.2%	0.0%
Telecommunications	0.0%	0.5%

Management expects that the largest percentage of its investments will continue to be in manufacturing companies, but diversified into different sectors as defined by Standardized Industrial Classification  (“SIC”) codes.  The current investment composition within the manufacturing segment includes investments in 37 different manufacturing SIC codes, with the largest percentage being 6.6%, and 5.9% in SIC code 2676 (“Sanitary Paper Products”) as of September 30, 2002 and December 31, 2001, respectively.

The following table shows the portfolio composition by geographic location at cost and at fair value:

COST	September 30, 2002	December 31, 2001
Mid-Atlantic	24.2%	30.6%
Southwest	21.8%	15.4%
North-Central	16.3%	16.9%
Southeast	15.5%	12.7%
South-Central	11.1%	11.7%
Northeast	11.1%	12.7%

FAIR VALUE	September 30, 2002	December 31, 2001
Mid-Atlantic	25.7%	31.6%
Southwest	21.5%	15.7%
North-Central	15.9%	16.8%
Southeast	15.9%	12.6%
South-Central	10.8%	11.7%
Northeast	10.2%	11.6%

Note 4.  Borrowings

As of September 30, 2002 and December 31, 2001, the Company, through ACAS Funding Trust I (“Trust I”), an affiliated business trust, had $146,400 and $147,600, respectively, in borrowings outstanding under a $225,000 revolving debt-funding facility. The facility expires during April 2003.  Trust I is collateralized by $340,950 of the Company’s loans.  The full amount of principal will be amortized over a 24-month period at the end of the term and interest is payable monthly.  Interest on borrowings under this facility is charged at one month LIBOR (1.81% and 1.88% at September 30, 2002 and December 31, 2001, respectively) plus 125 basis points.  During the three months ended September 30, 2002 and 2001, the Company had weighted average outstanding borrowings under this facility of $148,900 and $33,500, respectively.  During the nine months ended September 30, 2002 and 2001, the Company had weighted average outstanding borrowings under this facility of $148,300 and $59,900, respectively.

On December 20, 2000, the Company completed a $115,400 asset securitization.  In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 (“Trust II”), an affiliated business trust, and contributed to Trust II $153,700 in loans.  Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust II was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and  $38,300 of Class C notes were retained by an affiliate of Trust II.  The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  The notes are backed by loans to 29 of the Company’s portfolio companies.  The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007.  The transfer of the assets to Trust II and the related sale of notes by Trust II have been treated as a financing arrangement by the Company under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).  Repayments received on the loans are first applied to the Class A notes, and then to the Class B notes.  As required by the terms of Trust II, the Company has entered into interest rate swaps to match the interest rate basis of the assets in Trust II with the interest rate basis of the corresponding debt (see Note 5).  During the three months ended September 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $97,500 and $110,800, respectively.  During the nine months ended September 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $98,600 and $109,500, respectively.  At September 30, 2002 and December 31, 2001, total borrowings outstanding under the asset securitization were $97,200 and $103,500, respectively.

On March 15, 2002, the Company completed a $147,300 asset securitization.  In connection with the transaction, the Company established ACAS Business Loan Trust 2002-1 (“Trust III”), an affiliated business trust, and contributed to Trust III $196,300 in loans.  Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust III was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by an affiliate of Trust III.  The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, the Class B notes carry an interest rate of one-month

LIBOR plus 150 basis points.  As of September 30, 2002, the Company had issued all of the Class A and Class B notes.  The notes are backed by loans to 30 of the Company’s portfolio companies.  The Class A notes mature on November 20, 2005 and the Class B notes mature on March 20, 2007.  The transfer of the assets to Trust III and the related sale of notes by Trust III have been treated as a financing arrangement by the Company under SFAS No. 140.  Early repayments are first applied to the Class A notes, and then to the Class B notes. As required by the terms of Trust III, the Company has entered into interest rate swaps to match the interest rate basis of the assets in Trust III with the interest rate basis of the corresponding debt (see Note 5).  During the three months ended September 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $128,300 and $0, respectively.  During the nine months ended September 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $100,200 and $0, respectively.  At September 30, 2002, total borrowings outstanding under the asset securitization were $125,500.

On August 8, 2002, the Company completed a $157,900 asset securitization.  In connection with the transaction, the Company established ACAS Business Loan Trust 2002-2 (“Trust IV”), an affiliated business trust, and contributed to Trust IV $210,500 in loans.  Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans.  Simultaneously with the initial contribution, Trust IV was authorized to issue $105,300 Class A notes and $52,600 Class B notes to institutional investors and $52,600 of Class C notes were retained by an affiliate of Trust IV.  The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 160 basis points.  As of September 30, 2002, the Company had issued all of the Class A and Class B notes.  The notes are backed by loans to 32 of the Company’s portfolio companies.  The Class A notes mature on July 20, 2006 and the Class B notes mature on January 20, 2008.  The transfer of the assets to Trust IV and the related sale of notes by Trust IV have been treated as a financing arrangement by the Company under SFAS No. 140.  Early repayments are first applied to the Class A notes, and then to the Class B notes. As required by the terms of Trust IV, the Company has entered into interest rate swaps to match the interest rate basis of the assets in Trust IV with the interest rate basis of the corresponding debt (see Note 5).  During the three months ended September 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $76,500 and $0, respectively.  During the nine months ended September 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $25,800 and $0, respectively.  At September 30, 2002, total borrowings outstanding under the asset securitization were $155,700, net of a discount of $400.

The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred finance costs, for the three months ended September 30, 2002 and 2001 was 3.36%, and 5.67%, respectively.  The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred finance costs, for the nine months ended September 30, 2002 and 2001 was 3.28%, and 6.69%, respectively.

For the above borrowings, the fair value of the borrowings approximates cost.

Note 5.  Interest Rate Risk Management

The Company has entered into interest rate swap agreements with two large commercial banks as part of its strategy to manage interest rate risks and to fulfill its obligations under the terms of its revolving debt funding facility and asset securitizations.  The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes.  The goal of the Company’s strategy is to reduce the effect of interest rate volatility on net operating income.  As of September 30, 2002, the Company had entered into 30 interest rate swap agreements with an aggregate notional amount of $658,868.  Pursuant to these swap agreements, the Company pays either a variable rate equal to the prime lending rate (4.75% at both September 30, 2002 and December 31, 2001, respectively) and receives a floating rate of the one-month LIBOR (1.81% and 1.88% at September 30, 2002 and December 31, 2001, respectively), or pays a fixed rate and receives a floating rate of the one-month LIBOR.  At September 30, 2002 and December 31, 2001, the swaps had a remaining weighted average maturity of approximately 6.1 and 4.6 years, respectively.  At September 30, 2002 and December 31, 2001, the fair value of the interest rate swap agreements represented a liability of $33,279 and $5,533, respectively, and is included in “Investments at fair value” in the accompanying consolidated balance sheets.  The fair value represents the breakage fees that would be due to the counter party in the event the Company terminated the swap contracts on September 30, 2002 and December 31, 2001, respectively.  In the event the swap contracts are not terminated prior to maturity, no breakage fees will arise.  The fair values of the swap contracts are determined from market quotations obtained from the swap contract counter parties.   The following table presents the notional principal amounts of interest rate swaps by class:

Type of Interest Rate Swap	Number of Contracts	Notional Value at September 30, 2002	Number of Contracts	Notional Value at December 31, 2001
Pay fixed, receive LIBOR floating	19	$442,928	9	$102,919
Pay prime floating, receive LIBOR floating	11	215,940	8	161,246
Total	30	$658,868	17	$264,165

Note 6.  Earnings Per Share

The following table sets forth the computation of basic and diluted net operating income and (loss) earnings per share for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Numerator for basic and diluted net operating income per share	$26,698	$19,113	$74,597	$50,197

Numerator for basic and diluted (loss) earnings per share	$(11,524)	$(1,632)	$4,345	$(312)

Denominator for basic weighted average shares	40,269	33,965	38,585	30,073

Employee stock options	15	270	113	207
Warrants	7	15	9	15
Contingently issuable shares*	367	274	500	273

Dilutive potential shares **	389	559	622	495
Denominator for diluted weighted average shares**	40,658	34,524	39,207	30,568

Basic net operating income per common share	$.66	$.56	$1.93	$1.67
Diluted net operating income per common share	$.66	$.55	$1.90	$1.64

Basic (loss) earnings per common share	$(.29)	$(.05)	$.11	$(.01)
Diluted (loss) earnings per common share**	$(.29)	$(.05)	$.11	$(.01)

*Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

**Per Statement of Financial Accounting Standard No. 128, the computation of diluted loss per common shares excludes the impact of all contingently issuable shares, warrants and stock options that are antidilutive due to the Company reporting a loss.

Note 7.  Segment Data

The Company’s reportable segments are its investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly owned subsidiary, ACFS.  The following table presents segment data for the three months ended September 30, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$31,422	$—	$31,422
Fee income	371	7,483	7,854
Total operating income	31,793	7,483	39,276
Interest expense	3,793	—	3,793
Salaries and benefits expense	476	5,202	5,678
General and administrative expense	1,056	2,051	3,107
Total operating expenses	5,325	7,253	12,578
Net operating income	26,468	230	26,698
Net realized loss on investments	(23,462)	—	(23,462)
Net unrealized depreciation of investments	(12,062)	(2,698)	(14,760)

Net decrease in shareholders’ equity resulting from operations	$(9,056)	$(2,468)	$(11,524)

The following table presents segment data for the nine months ended September 30, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$89,415	$—	$89,415
Fee income	682	15,998	16,680
Total operating income	90,097	15,998	106,095
Interest expense	9,179	—	9,179
Salaries and benefits expense	1,374	12,819	14,193
General and administrative expense	3,475	4,651	8,126
Total operating expenses	14,028	17,470	31,498
Net operating income (loss)	76,069	(1,472)	74,597
Net realized loss on investments	(23,620)	—	(23,620)
Net unrealized depreciation of investments	(43,934)	(2,698)	(46,632)

Net increase (decrease) in shareholders’ equity resulting from operations	$8,515	$(4,170)	$4,345

The following table presents segment data for the three months ended September 30, 2001:

	ACAS	ACFS	Consolidated
Interest and dividend income	$22,849	$—	$22,849
Fee income	75	2,516	2,591
Total operating income	22,924	2,516	25,440
Interest expense	2,045	—	2,045
Salaries and benefits expense	393	2,047	2,440
General and administrative expense	717	1,125	1,842
Total operating expenses	3,155	3,172	6,327
Net operating income (loss)	19,769	(656)	19,113
Net realized gain on investments	287	—	287
Net unrealized depreciation of investments	(21,032)	—	(21,032)

Net decrease in shareholders’ equity resulting from operations	$(976)	$(656)	$(1,632)

The following table presents segment data for the nine months ended September 30, 2001:

	ACAS	ACFS	Consolidated
Interest and dividend income	$64,151	$—	$64,151
Fee income	762	9,095	9,857
Total operating income	64,913	9,095	74,008
Interest expense	8,504	—	8,504
Salaries and benefits expense	1,587	8,448	10,035
General and administrative expense	2,187	3,085	5,272
Total operating expenses	12,278	11,533	23,811
Net operating income (loss)	52,635	(2,438)	50,197
Net realized gain on investments	311	—	311
Net unrealized depreciation of investments	(50,820)	—	(50,820)

Net increase (decrease) in shareholders’ equity resulting from operations	$2,126	$(2,438)	$(312)

Note 8.  Shareholders’ Equity

On July 10, 2002, the Company closed on the issuance of 2,900 shares of common stock for net proceeds of $73,000, net of issuance costs.  The Company used the proceeds from the offering to repay outstanding borrowings under its revolving credit facility.

Note 9.  Notes Receivable from Sale of Common Stock

Pursuant to the Company’s 1997 Stock Option Plan, 2001 Stock Option Plan and 2002 Stock Option Plan, the Company issued shares of common stock to employees of the Company, pursuant to stock option exercises, in exchange for notes receivable.  All loans made under this arrangement are fully secured and are full recourse loans.  Interest is charged and paid on such loans at a market rate of interest.  If the value of the common stock drops to less than the loan balance, the loan maturity will be accelerated and the collateral foreclosed upon.  The employee may avoid acceleration and foreclosure by delivering additional collateral to the Company.

During the third quarter of 2002, the Company accelerated the maturity of 27 loans to employees totaling $23,378 and foreclosed upon 981 shares of the Company’s common stock and $736 of cash collateral securing these loans as a result of under-collateralization caused by the decrease in the value of the Company’s stock price.  These shares are included in treasury stock and are not included in outstanding shares of common stock.

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

Portfolio Composition

The Company’s primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable equity warrants, preferred stock, and common stock.  The total portfolio value of investments in publicly and non-publicly traded securities was $1,140,652 and $858,266 at September 30, 2002 and December 31, 2001, respectively.  During the three and nine months ended September 30, 2002, the Company made investments totaling $144,900 and $393,600, respectively, including $3,350 and $14,450, respectively, in funds committed but undrawn under credit facilities.  During the three and nine months ended September 30, 2001, the Company made investments totaling $86,500 and $233,600, respectively, including $10,200 and $24,200, respectively, in funds committed but undrawn under credit facilities. The weighted average effective interest rate on debt securities, including non-accruing loans, was 13.5% and 13.9% at September 30, 2002 and December 31, 2001, respectively.

The Company seeks to be a long-term partner with its portfolio companies. As a long-term partner, the Company will invest capital in a portfolio company subsequent to the initial investment if the Company believes that it can achieve appropriate returns for its investment.  Add-on financings fund i) strategic acquisitions by the portfolio company of either a complete business or specific lines of a business that are related to the portfolio company’s business, ii) growth at the portfolio company such as product development or plant expansions, or iii) working capital for portfolio companies that need capital to fund operating costs, debt service, or growth in receivables or inventory.  The Company’s investments during the three and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
New Portfolio Companies	$126,300	$75,100	$332,300	$192,900
Add on Financing for Acquisitions	15,600	2,600	39,100	4,600
Add-On Financing for Growth	100	3,300	2,100	14,800
Add-on Financing for Working Capital	2,900	5,500	20,100	21,300
Total	$144,900	$86,500	$393,600	$233,600

Results of Operations

The Company’s consolidated financial performance, as reflected in its Consolidated Statements of Operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest and dividends earned from investing in debt and equity securities and financial advisory, transaction structuring and prepayment and other fees, less the operating expenses of the Company. The second element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair values of the Company’s portfolio investments at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is “Net realized (loss) gain on investments,” which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company’s Consolidated Balance Sheets.

The consolidated operating results for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Operating income	$39,276	$25,440	$106,095	$74,008
Operating expenses	(12,578)	(6,327)	(31,498)	(23,811)

Net operating income	26,698	19,113	74,597	50,197
Net realized (loss) gain on investments	(23,462)	287	(23,620)	311
Net unrealized depreciation of investments	(14,760)	(21,032)	(46,632)	(50,820)

Net (decrease) increase in shareholders’ equity resulting from operations	$(11,524)	$(1,632)	$4,345	$(312)

Operating Income and Expenses

For the three months ended September 30, 2002 (“Third Quarter 2002”), total operating income increased $13,836 or 54%, over the three months ended September 30, 2001 (“Third Quarter 2001”).  Total operating income is comprised of two components: interest and dividend income and fee income.  For the Third Quarter 2002, the Company recorded $34,259 in interest and dividends on securities, and $348 in interest on bank deposits and shareholder loans, offset by $3,185 of expense for payments on interest rate swaps agreements.

Interest and dividend income on securities increased approximately $11,177 compared to the Third Quarter 2001.  Interest and dividend income is affected by both the level of net new investments and by changes in the one-month London Interbank Offered Rate (“LIBOR”).  To match the interest rate basis of its assets and liabilities and to fulfill its obligations under the terms of its revolving debt funding facility and term securitizations, the Company enters into interest rate swap agreements in which it either pays a floating rate based on the prime rate and receives a floating rate based on LIBOR, or pays a fixed rate and receives a floating rate based on LIBOR.  Use of interest rate swaps enables the Company to lock in the spread between the yield on its investments and the cost of its borrowings.  As a result, both interest income and interest expense are affected by changes in LIBOR.  Average LIBOR decreased from 3.32% during the Third Quarter 2001 to 1.82% during the Third Quarter 2002.  The rate change reduced interest income approximately $10,500 for the Third Quarter 2002 compared to the Third Quarter 2001.  As noted below, interest expense also decreased by $6,800 as a result of the decrease in LIBOR.  See “Quantitative and Qualitative Disclosure About Market Risk” for a discussion of the Company’s use of interest rate swaps to mitigate the impact of interest rate changes on net operating income.  The increase in the Company’s weighted average investments at cost from $712,500 in the Third Quarter 2001 to $1,159,100 in the Third Quarter 2002 contributed $19,100 in interest income.

For the Third Quarter 2002, fee income increased to $7,854 from $2,591 in the Third Quarter 2001.  Fees in the Third Quarter 2002 were comprised of $5,682 transaction structuring fees, $1,009 financial advisory fees, and $1,163 prepayment and other fees.  In the Third Quarter 2001, fees were comprised of $1,546 transaction structuring fees, $567 financial advisory fees, and $478 prepayment and other fees.  The increase in transaction structuring fees was the result of closing three buyout transactions totaling $86,300 in the Third Quarter 2002 compared to one buyout transaction totaling $24,500 in the Third Quarter 2001, and an increase in the total dollar volume of new investments in the Third Quarter 2002 from the Third Quarter 2001.  Transaction structuring fees were 3.9% and 1.8% of new investments in the Third Quarter 2002 and Third Quarter 2001, respectively.

Operating expenses consist of interest expense on borrowings, salaries and benefits, and general and administrative expenses.  Operating expenses for the Third Quarter 2002 increased $6,251, or 99%, over the Third Quarter 2001 and consisted of $5,678 in salaries and benefits, $3,107 in general and administrative expenses, and $3,793 in interest expense.  The increase is primarily due to a increase in salaries and benefits expense from $2,440 in the Third Quarter 2001 to $5,678 in the Third Quarter 2002 and an increase in general and administrative expenses from $1,842 in the Third Quarter 2001 to $3,107 in the Third Quarter 2002.  Interest expense increased due to the net effect of an increase in the Company’s weighted average borrowings from $144,300 in the Third Quarter 2001 to $451,200 in the Third Quarter 2002, offset by the decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 5.67% in the Third Quarter 2001 to 3.36% in the Third Quarter 2002.  The decrease was primarily due to a decrease in average LIBOR from 4.24% to 1.84%.  General and administrative expenses increased primarily due to higher facilities expenses associated with additional office spaces, professional services, and financial reporting expenses.  Salaries and benefits expense increased due to the net effect of an increase in employees from 63 at September 30, 2001 to 105 at

September, 2002 and an increase in incentive compensation awarded from $358 in the Third Quarter 2001 to $2,945 in the Third Quarter 2002 due to the Company meeting certain performance criteria.

For the nine months ended September 30, 2002 (“2002 YTD Period”), total operating income increased $32,087 or 43%, over the nine months ended September 30, 2001 (“2001 YTD Period”).  For the 2002 YTD Period, the Company recorded $95,217 in interest and dividends on securities, and $1,190 in interest on bank deposits and shareholder loans, offset by $6,992 of expense for payments on interest rate swaps agreements.

Interest and dividend income on securities increased approximately $31,394 compared to the 2001 YTD Period.  Average LIBOR decreased from 4.24% during the 2001 YTD Period to 1.84% during the 2002 YTD Period.  The rate change reduced interest income approximately $19,800 for the 2002 YTD Period compared to the 2001 YTD Period.  As noted below, interest expense also decreased by approximately $8,900 as a result of the decrease in LIBOR.  See “Qualitative and Quantitative Disclosure About Market Risk” for a discussion of the Company’s use of interest rate swaps to mitigate the impact of interest rate changes on net operating income.  The increase in the Company’s weighted average investments at cost from $652,000 in the 2001 YTD Period to $1,047,800 in the 2002 YTD Period contributed approximately $45,100 in interest income.

In the 2002 YTD Period, fee income increased to $16,680 from $9,857 in the 2001 YTD Period.  Fees in the 2002 YTD Period were comprised of $11,726 transaction structuring fees, $2,621 financial advisory fees, and $2,333 prepayment and other fees.  In the 2001 YTD Period, fees were comprised of $6,848 transaction structuring fees, $1,296 financial advisory fees, and $1,713 prepayment and other fees.  The increase in both transaction structuring and financial advisory fees was the result of closing nine buyout transactions totaling $214,500 in the 2002 YTD Period compared to four totaling $103,000 in the 2001 YTD Period, and an increase in the total dollar volume of new investments in the 2002 YTD Period over the 2001 YTD Period.  Transaction structuring fees were 3.0% and 2.9% of new investments in the 2002 YTD Period and 2001 YTD Period, respectively.

Operating expenses for the 2002 YTD Period increased $7,687 or 32%, over the 2001 YTD Period and consisted of $14,193 in salaries and benefits, $8,126 in general and administrative expenses, and $9,179 in interest expense.  The increase is primarily due to an increase in salaries and benefits expense from $10,035 in the 2001 YTD Period to $14,193 in the 2002 YTD Period and an increase in general and administrative expenses from $5,272 in the 2001 YTD Period to $8,126 in the 2002 YTD Period.  Interest expense increased due to the net effect of an increase in the Company’s weighted average borrowings from $169,400 in the 2001 YTD Period to $372,900 in the 2002 YTD Period, and a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 6.69% in the 2001 YTD Period to 3.28% in the 2002 YTD Period, primarily due to a decrease in average LIBOR from 4.24% to 1.84%.  General and administrative expenses increased primarily due to higher facilities expenses, professional services, and financial reporting expenses.  Salaries and benefits expense increased due to an increase in employees from 63 at September 30, 2001 to 105 at September 30, 2002 and an increase in incentive compensation awarded from $3,737 in the 2001 YTD Period to $5,964 in the 2002 YTD Period due to the Company meeting certain performance criteria.

Net Realized Gains and Losses

The Company made a $30,000 investment consisting of subordinated debt with common stock warrants in Goldman Industrial Group (“Goldman”) in 2000.  Through the second quarter of 2002, the Company had recorded an unrealized loss of $25,183 to adjust the Company’s carrying value to fair value.  During the Third Quarter 2002, the Company exited its investment in Goldman as a result of the sale of certain of Goldman’s assets under Section 363 of the Bankruptcy Code.  Those assets were related to the sale of Bridgeport Machines, Ltd (“BML”) and the intellectual property, brand name, and other intangible assets of Bridgeport Machines, Inc. (“Certain Assets of BMI” and collectively with “BML”, the “Bridgeport Assets”).  The Company recognized a net realized loss of $25,578 on its investments in $25,000 of the subordinated debt and common stock warrants and recorded an unrealized gain of $25,183 to reverse the previously recorded unrealized loss.  Goldman’s Bridgeport Assets were purchased by BPT Holdings, Inc. (“BPT”), which was capitalized with $18,000 from the Company in the form of senior debt, preferred stock and common stock and the assumption of the $30,000 subordinated debt from Goldman. Of that $30,000 investment, $5,000 of the Company’s investment in Goldman was directly in BML, which was not a party to the overall Goldman bankruptcy.  This investment continues to be recorded at a value of $5,000. The $25,000 balance of the Goldman investment was exchanged for securities in BPT that were deemed to not have any value and were therefore treated as a realized loss.

During Third Quarter 2002, the Company also recognized realized gains of $2,425 and $137, respectively, from the realization of unamortized original issue discount (“OID”) on the repayment of subordinated debt by Weston ACAS Holdings, Inc. and Omnova Solutions, Inc., respectively.  The Company also recognized a realized loss of $410 from the sale of common stock warrants of IGI, Inc.  The Company also recognized a realized loss of $40 on the sale of common stock of o2wireless Solutions, Inc. through a cashless exercise of the common stock warrants.

During 2002 YTD Period, the Company exited its investment in Decorative Surfaces International, Inc. (“DSI”) through a sale of DSI’s assets under Section 363 of the Bankruptcy Code.  The Company recognized a net realized loss of $1,353 on its investments in the subordinated debt, preferred stock, and common stock of DSI, which had a cumulative cost basis of $23,466.  The DSI assets were purchased by American Decorative Surfaces International, Inc. (“ADSI”), which was capitalized by the Company through ADSI’s assumption of $24,502 of the Company’s subordinated debt investment in DSI at par and by a $13,675 cash investment by the Company in the preferred stock of ADSI.  In addition, the Company exited its senior debt and common stock warrant investments in Biddeford Textile Corp (“BTC”) in connection with a sale of BTC’s assets under a plan of reorganization under Chapter 11 of the Bankruptcy Code.  The Company recognized a net realized loss of $1,100 on its senior debt and common stock warrants investment, which had a cost basis of $3,632.  The assets securing the BTC debt were purchased by Biddeford Real Estate Holdings (“BREH”), which was capitalized by the Company with senior debt and equity investments.  The Company also recognized realized gains of $1,705 and $478, respectively, from the realization of unamortized OID on the repayment of subordinated debt by IGI, Inc. and Omnova Solutions, Inc., respectively.

During 2001 YTD Period, the Company recorded net realized gains of $21 on the repayment of its subordinated debt and the sale of its common stock warrants in The L.A. Studios, Inc., and $245 on the sale of a portion of the Company’s warrants in Cornell Companies, Inc.  The net realized gains on these transactions are comprised of the realization of unamortized loan discounts.

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

Investments are carried at fair value, as determined by the Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Debt and equity securities that are not publicly traded, or for which the Company has various degrees of trading restrictions, are valued at fair value as determined in good faith by the Board of Directors.  In making such determination, the Board of Directors will value non-convertible debt securities and the detachable warrants associated with these debt securities at cost plus amortized OID, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors.  The fair values of interest rate swap contracts are determined from market quotations obtained from the swap contract counter parties.   Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

The unrealized appreciation (depreciation) of investments is based on portfolio asset valuations determined by the Company’s Board of Directors. The following table itemizes the change in unrealized appreciation (depreciation) of investments and the net realized loss on investments for the three months ended September 30, 2002 and 2001:

	Number of Companies	Three Months Ended September 30, 2002	Number of Companies	Three Months Ended September 30, 2001
Gross unrealized appreciation of investments	11	$38,778	5	$2,083
Gross unrealized depreciation of investments	18	(33,055)	18	(17,285)
Unrealized (depreciation) appreciation of interest rate swaps	—	(20,483)	—	(5,830)
Net unrealized depreciation of investments	29	$(14,760)	23	$(21,032)

Net realized (loss) gain on investments	6	$(23,462)	4	$287

The following table itemizes the change in unrealized appreciation (depreciation) of investments and the net realized (loss) gain on investments for the nine months ended September 30, 2002 and 2001:

	Number of Companies	Nine Months Ended September 30, 2002	Number of Companies	Nine Months Ended September 30, 2001
Gross unrealized appreciation of investments	23	$94,243	6	$5,348
Gross unrealized depreciation of investments	27	(113,128)	26	(49,476)
Unrealized depreciation of interest rate swaps	—	(27,747)	—	(6,692)
Net unrealized depreciation of investments	50	$(46,632)	32	$(50,820)

Net realized (loss) gain on investments	7	$(23,620)	5	$311

The unrealized depreciation of investments above includes $745 and $635 for the nine months ended September 30, 2002 and September 30, 2001, respectively, resulting from the change in accounting principle adopted by the Company during fiscal year 2001 related to debt discounts attributable to loan originations through December 31, 2000.  The number of companies above does not include investments which include unrealized depreciation solely due to the accounting change.

During Third Quarter 2002, the unrealized appreciation of investments of $38,778 included prior depreciation of $25,679 on three portfolio companies that was reversed and realized as a loss

Financial Condition, Liquidity, and Capital Resources

At September 30, 2002, the Company had $30,940 in cash and cash equivalents.  In addition, the Company had outstanding debt secured by assets of the Company of approximately $146,404 under a $225,000 revolving debt funding facility and approximately $378,402 under three asset securitizations.  During the three and nine months ended September 30, 2002, the Company principally funded investments using draws on the revolving debt funding facility, proceeds from the asset securitizations and an equity offering.

Capital Raising Activities

On March 15, 2002, the Company completed a $147,300 asset securitization.  In connection with the transaction, the Company established ACAS Business Loan Trust 2002-1 (“Trust III”), an affiliated business trust, and contributed to Trust III $196,300 in loans.  Subject to continuing compliance with certain conditions, the Company will remain the servicer of the loans.  Simultaneously with the initial contribution, Trust III was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by an affiliate of Trust III.  The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points.  As of September 30, 2002, the Company had issued all of the Class A and Class B notes.  The notes are backed by loans to 30 of the Company’s portfolio companies.  The Class A notes mature on November 20, 2005 and the Class B notes mature on March 20, 2007.  The transfer of the assets to Trust III and the related sale of notes by Trust III have been treated as a financing arrangement by the Company under SFAS No. 140.  Early repayments are first applied to the Class A notes, and then to the Class B notes. As required by the terms of Trust III, the Company has entered into interest rate swaps to mitigate the related interest rate risk.  During the three months ended September 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $128,300 and $0, respectively.  During the nine months ended September 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $100,200 and $0, respectively.  At September 30, 2002, total borrowings outstanding under the asset securitization were $125,500.

On August 8, 2002, the Company completed a $157,900 asset securitization.  In connection with the transaction, the Company established ACAS Business Loan Trust 2002-2 (“Trust IV”), an affiliated business trust, and contributed to Trust IV $210,500 in loans.  Subject to continuing compliance with certain conditions, the Company will remain the servicer of the loans.  Simultaneously with the initial contribution, Trust IV was authorized to issue $105,300 Class A notes and $52,600

Class B notes to institutional investors and $52,600 of Class C notes were retained by an affiliate of Trust IV.  The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 160 basis points.  As of September 30, 2002, the Company had issued all of the Class A and Class B notes.  The notes are backed by loans to 32 of the Company’s portfolio companies.  The Class A notes mature on July 20, 2006 and the Class B notes mature on January 20, 2008.  The transfer of the assets to Trust IV and the related sale of notes by Trust IV have been treated as a financing arrangement by the Company under SFAS No. 140.  Early repayments are first applied to the Class A notes, and then to the Class B notes. As required by the terms of Trust IV, the Company has entered into interest rate swaps to match the interest rate basis of the assets in Trust IV with the interest rate basis of the corresponding debt.  During the three months ended September 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $76,500 and $0, respectively.  During the nine months ended September 30, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $25,800 and $0, respectively.  At September 30, 2002, total borrowings outstanding under the asset securitization were $155,700, net of a discount of $400.

On July 10, 2002, the Company closed on the issuance of 2,900 shares of common stock for net proceeds of $73,000, net of issuance costs.  The Company used the proceeds from the offering to repay outstanding borrowings under its revolving credit facility.

As a RIC, the Company is required to distribute annually 90% or more of its investment company taxable income and 98% of its net realized short-term capital gains to shareholders.  The Company provides shareholders with the option of reinvesting their distributions in the Company.  While the Company will continue to provide shareholders with the option of reinvesting their distributions in the Company, the Company has historically and anticipates having to issue debt or equity securities in addition to the above borrowings to expand its investments in middle market companies.  The terms of the future debt and equity issuances cannot be determined and there can be no assurances that the debt or equity markets will be available to the Company on terms it deems favorable. As a BDC, the Company’s asset coverage must be at least 200% after each issuance of senior securities.  As of September 30, 2002 and December 31, 2001, the Company’s asset coverage was approximately 231% and 360%, respectively.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade.  The weighted average investment grade was 3.0 and 2.9 as of September 30, 2002 and December 31, 2001, respectively.  At September 30, 2002 and December 31, 2001, the Company’s investment portfolio was graded as follows:

	September 30, 2002		December 31, 2001
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$193,140	16.5%	$107,837	12.7%
3	868,097	74.3%	529,167	62.1%
2	83,995	7.2%	206,921	24.3%
1	23,337	2.0%	8,392	0.9%
	$1,168,569	100.0%	$852,317	100.0%

The amounts at September 30, 2002 and December 31, 2001 do not include the Company’s investments in Capital.com, o2wireless Solutions, Inc., Aerus, LLC (formerly Electrolux, LLC), Westwind Group Holdings, Inc. and Gladstone Capital Corporation, companies in which the Company only owns equity securities.

The improvement in the investment grade 4 at September 30, 2002 as compared to December 31, 2001 was principally due to strong performance at certain portfolio companies resulting in a net increase of three portfolio companies with an investment grade of 4.  The improvement in the investment grade 3 as compared to December 31, 2001 is primarily the result of new investments made during the nine months ended September 30, 2002, which had a fair value of $367,196 as of September 30, 2002, as well as the steady performance of certain existing portfolio companies.  The improvement in the investment grade 2 as compared to December 31, 2001 is partially due to the exits of certain portfolio companies during the nine months ended September 30, 2002 that were classified as an investment grade 2 at December 31, 2001 as well as the reduction in the fair value of certain investment grade 2 portfolio companies due to unrealized depreciation recorded during the nine months ended September 30, 2002.  The improvement of the investment grade 2 was also attributable to the change in grades of certain portfolio companies to either grade 1 or grade 3 as a result of the underlying performance of the companies.  The increase in investment grade 1 as compared to December 31, 2001 is primarily due the deterioration in performance of certain portfolio companies resulting in a net increase of three portfolio companies with an investment grade of 1.

The Company stops accruing interest on its investments when it is determined that the full recovery of all contractual principle and interest becomes doubtful.  The Company’s valuation analysis serves as a critical piece of data in this determination. At September 30, 2002, nine loans with a face amount of $54,657 were on non-accrual.  Four of the nine loans are grade 2 loans, and five of the loans are grade 1 loans. At December 31, 2001, four loans with a face amount of $49,860 were on non-accrual.  Three of the four loans were grade 2 loans, and one of the loans was a grade 1 loan.

At September 30, 2002 and December 31, 2001, loans past due were as follows:

Days Past Due	Number of Loans	September 30, 2002	Number of Loans	December 31, 2001
Accruing
1 — 30	1	$6,000	1	$6,477
31 — 60	—	$—	1	$22,152
61 — 90	—	$—	1	$14,400
Greater than 90	1	$14,156	3	$40,119

Non-Accruing	9	$54,657	4	$49,860

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

•                                          Interest Coverage Ratio — EBITDA divided by the total scheduled cash interest payments required to have been made by the portfolio company during the most recent twelve-month period.

•                                          Debt Service Coverage Ratio - EBITDA divided by the total scheduled principal amortization and the total scheduled cash interest payments required to have been made during the most recent twelve-month period.

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

The statistics are weighted by the Company’s investment value for each portfolio company and do not include investments in which the Company holds only equity securities.  The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the aggregate investment portfolio as of the quarter ended September 30, 2002 and the years ended December 31, 2001, 2000, 1999, and 1998.

In addition to these statistics, the company tracks its portfolio investments on a static-pool basis.  A static pool consists of the investments made during a given year.  The Pre-1999 static pool consists of the investments made from the time of the Company’s IPO through the year ended December 31, 1998.  The following table contains a summary of portfolio statistics as of and for the latest twelve months ended September 30, 2002:

Portfolio Statistics On a Weighted Average Basis* ($ in millions):	Aggregate	2002 YTD Static Pool	2001 Static Pool	2000 Static Pool	1999 Static Pool	Pre - 1999 Static Pool
Original Investments and Commitments at Cost	$1,408	$392	$390	$277	$178	$171
Total Exits and Prepayments	$189	$12	$16	$63	$18	$80
Realized (Loss) Gain on Investments	$(10)	$—	$—	$(22)	$6	$6
Current Cost of Original Investments	$1,213	$381	$354	$213	$151	$114
Fair Value of Investments	$1,174	$392	$370	$180	$141	$91
Non-Accruing Loans	$55	$—	$10	$20	$16	$9

Interest Coverage	2.5	2.9	2.3	2.2	2.8	1.6
Debt Service Coverage	1.7	2.2	1.5	1.3	1.9	1.2
Debt to EBITDA	4.9	4.1	4.7	5.9	4.7	7.8
Investment Grade	3.0	3.0	3.1	3.0	3.2	2.7

Average Age of Companies**	40 years	36 years	45 years	36 years	51 years	35 years
Total Sales**	$5,076	$718	$1,780	$803	$1,123	$652
Average Sales**	$96	$41	$145	$105	$109	$86
Total EBITDA**	$602	$128	$222	$121	$92	$39
Average EBITDA**	$13	$8	$18	$18	$14	$8
Ownership Percentage**	43%	54%	34%	40%	43%	39%
% with Senior Lien***	26%	18%	43%	10%	20%	27%
% with Senior or Junior Lien***	77%	77%	72%	91%	74%	72%
Equity Interest at Fair Value	$271	$96	$90	$36	$36	$13

*These amounts do not include investments in which the Company owns only equity.

**Includes the Company’s equity investments in Aerus, LLC (formerly Electrolux, LLC) and o2wireless Solutions, Inc.

***As a percentage of the Company’s total debt investments.

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s Pre-1999 Static Pool as of the quarter ended September 30, 2002 and the years ended December 31, 2001, 2000, 1999, and 1998:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 1999 Static Pool as of the quarter ended September 30, 2002 and the years ended December 31, 2001, 2000, and 1999:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2000 Static Pool as of the quarter ended September 30, 2002 and the years ended December 31, 2001 and 2000:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2001 Static Pool as of the quarter ended September 30, 2002 and the year ended December 31, 2001:

Impact of Inflation

Management believes that inflation can influence the value of the Company’s investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

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

As a result of the Company’s use of interest rate swaps, at September 30, 2002, approximately 33% of the Company’s interest bearing assets provided fixed rate returns and approximately 67% of the Company’s interest bearing assets provided floating rate returns.  Adjusted for the effect of interest rate swaps, at September 30, 2002, the Company had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of approximately $623,300 and had total borrowings outstanding of approximately $524,806.  All of the Company’s outstanding debt at September 30, 2002 has a variable rate of interest based on one-month LIBOR.  Assuming no changes to the Company’s consolidated balance sheet at September 30, 2002, a hypothetical increase in one-month LIBOR by 100 basis points would increase net operating income by $1,272, or $.03 per share, over the next twelve months.  A hypothetical 100 basis point decrease in one-month LIBOR would decrease net operating income $1,272, or $.03 per share, over the next twelve months.

At September 30, 2002, the Company had entered into 30 interest rate basis swap agreements with two large commercial banks with debt ratings of A1 under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR.  For those investments contributed to the term securitizations, the interest swaps enable the Company to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations.  The excess of payments made to swap counter parties over payments received from swap counter parties is recorded as a reduction of interest income.  One-month LIBOR was 1.81% and 1.88% at September 30, 2002 and December 31, 2001, respectively, and the prime rate remained unchanged at 4.75%.

At September 30, 2002, the aggregate notional amount of the swap agreements was $658,868 and the agreements have a remaining term of approximately 6.1 years.  The following tables present the interest rate swaps by class, and the payment terms weighted by notional amount, as of September 30, 2002 and December 31, 2001:

September 30, 2002
Type of Interest Rate Swap	Company Pays	Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	4.97%	LIBOR	19	$442,928
Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.77%	11	215,940
Total			30	$658,868

December 31, 2001
Type of Interest Rate Swap	Company Pays	Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	6.02%	LIBOR	9	$102,919
Pay prime floating, receive LIBOR floating	Prime	LIBOR +2.73%	8	161,246
Total			17	$264,165

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

Item 2.    Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number		Description

10.1		ACAS Transfer Agreement, between American Capital Strategies, Ltd. And ACAS Business Loan, LLC, 2002-2, dated as of August 8, 2002

10.2

Transfer And Servicing Agreement, among ACAS Business Loan Trust 2002-2, ACAS Business Loan, LLC, 2002-2, ACAS Business Loan, LLC, 2002-2, American Capital Strategies, Ltd., and Wells Fargo Bank Minnesota, National Association, dated as of August 8, 2002

10.3		Indenture, between ACAS Business Loan Trust, 2002-2 and Wells Fargo Bank Minnesota, National Association, dated as of August 8, 2002

10.4		Purchase Agreement dated as of August 8, 2002 by and among ACAS Business Loan Trust 2002-2, ACAS Business Loan LLC, 2002-2, Wachovia Securities, Inc., and American Capital Strategies, Ltd.

10.5		Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2002-2

99.1		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K

August 14, 2002 – Report of the Company incorporating Statements under Oath of its Chief Executive Officer and Chief Financial Officer regarding facts and circumstances relating to Exchange Act filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

	By:	/s/ John R. Erickson
John R. Erickson
Executive Vice President and Chief Financial Officer
Date: November 11, 2002

CERTIFICATIONS

I, Malon Wilkus, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Capital Strategies, Ltd.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Malon Wilkus
Malon Wilkus
Chairman of the Board, Chief Executive Officer and President

I, John R. Erickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Capital Strategies, Ltd.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ John R. Erickson
John R. Erickson
Executive Vice President, Chief Financial Officer and Secretary