Form 10-K
period 2002-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2003-03-31
CIK 817473

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00149

AMERICAN CAPITAL STRATEGIES, LTD.

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-1451377 (I.R.S. Employer Identification No.)

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

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒. No ☐.

          As of February 28, 2003, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was approximately $1,159,433,000 based upon a closing price of the Registrant's common stock of $24.70 per share as reported on the NASDAQ Stock Market on that date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of February 28, 2003, there were 48,185,000 shares of the Registrant's common stock outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE. The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2003 is incorporated by reference into certain sections of Part III herein.

          Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Background

        American Capital Strategies, Ltd., a Delaware corporation (the "Company"), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies. On August 29, 1997, the Company completed an initial public offering ("IPO") of its common stock and became a non-diversified, closed end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company ("RIC") as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the "Code").

        The Company is principally engaged in providing senior debt, subordinated debt and equity to middle market companies in need of capital for management buyouts, including employee stock ownership plan ("ESOP") buyouts, growth, acquisitions, liquidity and restructuring. The Company is the parent of American Capital Financial Services, Inc. ("ACFS"), an operating subsidiary principally engaged in providing financial advisory services to the Company's portfolio companies. The Company's ability to fund the entire capital structure is an advantage in completing middle market transactions. The Company generally invests up to $50 million in each transaction and, through ACFS, will arrange and secure capital for larger transactions. The Company's primary business objectives are to increase its net operating income and net asset value by investing its assets in senior debt, subordinated debt with warrants and equity of middle market companies with attractive current yields and potential for equity appreciation. The Company's loans typically range from $5 million to $35 million, mature in five to ten years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime or LIBOR rate, plus a margin. The Company prices its debt and equity investments based on its analysis of each transaction. As of December 31, 2002, the weighted average effective yield on the Company's investments was 10.3%. From its formation in 1986 through the IPO, the Company arranged financing transactions aggregating over $400 million and invested in the equity securities of eight of those transactions. From the IPO through December 31, 2002, the Company invested $277 million in equity securities and over $1.3 billion in debt securities of middle market companies including almost $32 million in funds committed but undrawn under credit facilities.

        The Company generally acquires equity interests in the companies from which it has purchased debt securities with the goal of enhancing its overall return. As of December 31, 2002, the Company had a fully-diluted weighted average ownership interest of 43% in its portfolio companies. The Company is prepared to be a long-term partner to its portfolio companies, thereby positioning the Company to participate in their future financing needs. As of December 31, 2002, the Company has invested $262 million in follow-on investments. In most cases, the Company receives rights to require the business to purchase the warrants and stock held by the Company ("Put Rights") under various circumstances including, typically, the repayment of the Company's loans or debt securities. The Company may use its Put Rights to dispose of its equity interest in a business, although the Company's ability to exercise Put Rights may be limited or nonexistent if a business is illiquid. In most cases, the Company also receives the right to representation on the businesses' board of directors.

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

        The Company makes available significant managerial assistance to its portfolio companies. Such assistance typically involves closely monitoring the operations of the company, hiring additional senior management, if needed, being available for consultation with its officers, assisting in developing the business plan and providing financial guidance and participating on the company's board of directors. Providing assistance to its borrowers serves as an opportunity for the Company to assist in maximizing the value of the portfolio company. At December 31, 2002, the Company had board seats on 61 out of 69 portfolio companies and had board observation rights on six of the remaining portfolio companies in which it has made investments.

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

        The Company believes that it has established an extensive referral network comprised of private equity and mezzanine funds, investment bankers, attorneys, accountants, commercial bankers, unions, business and financial brokers, and existing ESOP companies. The Company has also developed internet website that generates financing requests and provides businesses an efficient tool for learning about the Company and its capabilities.

        The Company has a marketing department headed by a senior vice president of marketing, dedicated to maintaining contact with members of the referral network and receiving opportunities for the Company to consider. During 2002, the marketing department received information concerning several thousand transactions for consideration. Most of those transactions did not meet the Company's criteria for initial consideration, but the opportunities that met those criteria were sent to the Company's principals for further review and consideration.

        The Company's executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814 and its telephone number is (301) 951-6122. In addition to its executive offices, the Company maintains offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago and Dallas.

        The Company maintains a website at www.americancapital.com. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Lending and Investment Decision Criteria

        The Company reviews certain criteria in order to make investment decisions. The criteria listed below provide a general guide for the Company's lending and investment decisions, although not all criteria are required to be favorable in order for the Company to make an investment.

        Operating History.    The Company focuses on target companies that have been in business from 5 to more than 50 years and have stable operating histories including a history of generating positive operating cash flow. The Company will design the target company's capital structure to enable the company to service and repay debt based on the Company's assessment of the company's current and projected operating cash flow. The Company targets companies with significant market share in their products or services relative to their competitors. In addition, the Company considers factors such as customer concentration, recession history, competitive environment and ability to sustain margins. The Company does not intend to lend or invest in start-up or other early stage companies, or companies with insufficient cash flows to service debt.

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

        Exit Strategy.    Before making an investment, the Company analyzes the potential for the target company to experience a liquidity event that will allow the Company to realize value for its equity position. Liquidity events include, among other things, a private sale of the Company's financial interest, including a sale to the portfolio company through the exercise of Put Rights, a sale of the portfolio company, an initial public offering or a purchase by the portfolio company or one of its stockholders of the Company's equity position.

Operations

        Marketing and Origination Process.    The Company has 55 investment professionals and 17 accounting professionals involved in evaluating prospective investments and monitoring portfolio companies as of December 31, 2002. To source financing opportunities, the Company has a dedicated marketing department headed by a senior vice president who manages an extensive referral network comprised of private equity and mezzanine funds, investment bankers, attorneys, accountants, commercial bankers, unions, business and financial brokers and existing ESOP companies. The Company also uses its internet website to attract financing opportunities.

        Approval Process.    The Company's financial professionals review informational packages in search of potential financing opportunities and conduct a due diligence investigation of each target company that passes an initial screening process. This due diligence investigation generally includes one or more on-site visits, a review of the target company's historical and prospective financial information, interviews with management, employees, customers and vendors of the target company, background investigations on the management team and research on the target company's products, service and industry. The Company engages professionals such as environmental consultants, accountants, lawyers, risk managers and management consultants to perform elements of the due diligence review as it deems appropriate. Upon completion of a due diligence investigation, one of the Company's principals prepares an investment committee report summarizing the target company's historical and projected financial statements, industry, and management team and analyzing its conformity to the Company's general investment criteria. The principal then presents this profile to the Company's Investment Committee. The Company's policy calls for the Investment Committee to approve each financing and the Board of Directors to approve each financing in excess of $0.5 million.

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

        Operations Team.    The Company also has a group of management and accounting professionals dedicated to certain of its portfolio companies that require more extensive assistance with developing business plans, marketing strategies, product positioning, recruiting appropriate management personnel and evaluating cost structures. These portfolio companies may be peforming below the Company's original expectation at the time of the Company's initial investment, but the portfolio company may still have solid product lines or customer bases but require management assistance in regaining market share or controlling costs. The operations team will work closely with the portfolio company and, in many instances, members of the operations team will assist on-site at the portfolio company with the day-to-day operations of the portfolio company.

Loan Grading

        The Company evaluates and classifies all loans based on their current risk profiles. The process requires the Director of Portfolio Monitoring to grade a loan on a scale of 1 to 4 each quarter. Loans graded 4 involve the least amount of risk of loss, while loans graded 1 have the highest risk of loss. The loan grade is then reviewed and approved by the Investment Committee and the Board of Directors. This loan grading process is intended to reflect the performance of the portfolio company's business, the collateral coverage of the loans and other factors considered relevant. For more information regarding the Company's loan grading practices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Credit Quality."

Competition

        The Company competes with a large number of private equity and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of the Company's competitors are substantially larger and have considerably greater financial resources than the Company. Competitors may have lower cost of funds and many have access to funding sources that are not available to the Company. In addition, certain of the Company's competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures the Company faces will not have a material adverse effect on its business, financial condition and results of operations. In addition, because of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that the Company will be able to identify and make investments that satisfy its investment objectives or that the Company will be able to meet its investment goals.

Employees

        As of December 31, 2002, the Company had 108 employees. The Company's employees consist of 55 investment professionals, 17 accounting professionals involved in evaluating prospective investments and monitoring portfolio companies, 15 corporate finance and accounting professionals, 6 information technology professionals, and 15 administrative staff personnel. The Company believes that its relations with its employees are excellent.

The Company's Operations as a BDC and RIC

        As a BDC, the Company may not acquire any asset other than "Qualifying Assets", as defined by the 1940 Act, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

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

        The Company operates so as to qualify as a RIC under the Code. Generally, in order to qualify as a RIC, the Company must continue to qualify as a BDC and distribute to shareholders in a timely manner, at least 90% of its "investment company taxable income" as defined by the Code. Also, the Company must derive at least 90% of its gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to its business of investing in such stock or securities as defined by the Code. Additionally, the Company must diversify its holdings so that (a) at least 50% of the value of the Company's assets consists of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the Company's assets and 10% of the outstanding voting securities of the issuer and (b) no more than 25% of the value of the Company's assets (including those owned by ACFS) are invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or businesses. Since the Company qualifies as a RIC, it is not subject to Federal income tax on the portion of its taxable income and net capital gains it distributes in a timely fashion to stockholders. In addition, with respect to each calendar year, if the Company distributes or is treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of its capital gain net income for each one-year period ending on October 31, and distributes 98% of its net ordinary income for such calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible Federal excise tax imposed with respect to certain undistributed income of RICs.

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

Investment Objectives and Policies

        The Company's investment objectives are to achieve a high level of current income from the collection of interest, dividends and related fees, as well as long-term growth in its shareholders' equity through the appreciation in value of the Company's equity interests in the portfolio companies in which it invests. The following restrictions, along with these investment objectives, are the Company's only fundamental policies—that is, policies that may not be changed without the approval of the holders of the majority, as defined in the 1940 Act, of the Company's outstanding voting securities. The percentage restrictions set forth below other than the restriction pertaining to the issuance of Senior Securities, as well as those contained elsewhere herein, apply at the time a transaction is effected, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by the Company will not require the Company to dispose of portfolio securities or to take other action to satisfy the percentage restriction:

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

  •
  the Company will not (a) act as an underwriter of securities of other issuers (except to the extent that it may (i) be deemed an "underwriter" of securities purchased by it that must be registered under the 1933 Act before they may be offered or sold to the public or (ii) underwrite securities to be distributed to or purchased by stockholders of the Company in connection with offerings of securities by companies in which the Company is a stockholder); (b) purchase or sell real estate or interests in real estate or real estate investment trusts (except that the Company may purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments and may own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate); (c) sell securities short (except with regard to managing risks associated with publicly traded securities issued by portfolio companies); (d) purchase securities on margin (except to the extent that it may purchase securities with borrowed money); (e) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with its acquisition financing or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, or (ii) with regard to managing risks associated with publicly traded securities issued by portfolio companies); (f) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations); or (g) acquire more than 3% of the voting stock of, or invest more than 5% of its total assets in any securities issued by, any other investment company, except as they may be acquired as part of a merger, consolidation or acquisition of assets. With regard to that portion of the Company's investments in securities issued by other investment companies it should be noted that such investments may subject the Company's shareholders to additional expenses.

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

Item 3. Legal Proceedings

        Although the Company and its subsidiary may, from time to time, be involved in litigation and claims arising out of their operations in the normal course of business, as of December 31, 2002, the Company and its subsidiary were not presently parties to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the fiscal year ended December 31, 2002, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

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

        The Company's common stock is quoted on the Nasdaq Stock Market under the symbol ACAS. As of March 3, 2003, the Company had 501 shareholders of record and approximately 66,400 beneficial owners. The following table sets forth the range of high and low sales prices of the Company's common stock as reported on the Nasdaq Stock Market and the dividends declared by the Company for the period from January 1, 1998 through March 3, 2003.

	Sale Price
			Dividend Declared
	High	Low
1998
First Quarter	$22.50	$17.25	$0.25
Second Quarter	$24.63	$21.25	$0.29
Third Quarter	$24.25	$10.13	$0.32
Fourth Quarter	$18.44	$9.19	$0.48	(1)
1999
First Quarter	$19.00	$14.00	$0.41
Second Quarter	$21.25	$16.00	$0.43
Third Quarter	$20.00	$16.25	$0.43
Fourth Quarter	$23.13	$17.88	$0.47	(2)
2000
First Quarter	$26.81	$20.88	$0.45
Second Quarter	$27.75	$19.81	$0.49
Third Quarter	$26.00	$21.75	$0.49
Fourth Quarter	$26.00	$20.25	$0.74	(3)
2001
First Quarter	$27.88	$21.88	$0.53
Second Quarter	$28.10	$24.25	$0.55
Third Quarter	$29.50	$24.14	$0.56
Fourth Quarter	$29.89	$24.48	$0.66	(4)
2002
First Quarter	$31.90	$26.45	$0.59
Second Quarter	$32.98	$24.81	$0.63
Third Quarter	$27.99	$17.00	$0.66
Fourth Quarter	$24.54	$15.17	$0.69	(5)
2003
First Quarter (through March 3, 2003)	$25.00	$21.41	$0.67

(1)
Includes extra dividend of $0.11.
(2)
Includes extra dividend of $0.03.
(3)
Includes extra dividend of $0.22.
(4)
Includes extra dividend of $0.09.
(5)
Includes extra dividend of $0.02.

Item 6. Selected Financial Data

AMERICAN CAPITAL STRATEGIES, LTD.
Consolidated Selected Financial Data

        The selected financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto.

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998
	(Dollars in thousands except per share data)
Total operating income	$147,022	$104,237	$70,052	$39,435	$22,206
Total operating expenses	44,473	32,612	27,382	16,365	8,160

Operating income before income taxes	102,549	71,625	42,670	23,070	14,046
Income tax benefit	—	—	2,000	912	261

Net operating income	102,549	71,625	44,670	23,982	14,307
Net realized (loss) gain on investments	(20,741)	5,369	4,539	3,636	—
Net unrealized (depreciation) appreciation on investments	(61,747)	(58,389)	(53,582)	69,583	2,608

Net increase (decrease) in shareholders' equity resulting from operations	$20,061	$18,605	$(4,373)	$97,201	$16,915

Per share data:
Net operating income:
Basic	$2.60	$2.27	$2.00	$1.75	$1.29
Diluted	$2.57	$2.24	$1.96	$1.68	$1.25
Net earnings (loss):
Basic	$.51	$0.59	$(0.20)	$7.07	$1.53
Diluted	$.50	$0.58	$(0.20)	$6.80	$1.48
Cash dividends	$2.57	$2.30	$2.17	$1.74	$1.34
Balance Sheet Data:
Total assets	$1,318,523	$904,184	$613,999	$398,430	$275,051
Total shareholders' equity	$687,659	$640,265	$445,167	$311,745	$152,723
Other Data:
Number of portfolio companies at period end	69	55	46	36	15
Principal amount of loan originations	$480,226	$331,300	$257,509	$139,433	$116,864
Principal amount of loan repayments (1)	$113,680	$73,494	$32,121	$31,882	$1,719
NOI as % of average equity(2)	14.6%	13.3%	13.9%	13.2%	9.8%
Return on equity(3)	3.0%	3.4%	(1.3)%	51.0%	11.7%
Weighted average rate on debt securities	12.5%	13.9%	14.6%	13.9%	13.0%

(1)
Principal amount of loan repayments includes the collection of payment-in-kind notes and accreted loan discounts.
(2)
Calculated before the effect of net (depreciation) appreciation on investments. Average equity is calculated based on the quarterly shareholders' equity balances.
(3)
Return represents net increase (decrease) in shareholders' equity resulting from operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands except per share data)

Management's Discussion and Analysis of Financial Condition and Results of Operations

        All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which the Company operates negatively impacting the financial resources of the Company; (ii) certain of the Company's competitors with substantially greater financial resources than the Company reducing the number of suitable investment opportunities offered to the Company or reducing the yield necessary to consummate the investment;(iii) volatility in the value of equity investments; (iv) increased costs related to compliance with laws, including environmental laws; (v) changes in the economic conditions that could cause the Company's portfolio companies to default on their loans or provide no returns on the Company's investments; (vi) changes in the underlying assumptions used to value the Company's privately held securities; (vii) ability of the Company to obtain additional financing; (viii) ability of the Company to retain key management personnel; and (ix) general business and economic conditions and other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

        The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Portfolio Composition

        The Company's primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable equity warrants, preferred stock, and common stock. The total portfolio value of investments in publicly and non-publicly traded securities was $1,248,459 and $858,266 at December 31, 2002 and 2001, respectively. During the years ended December 31, 2002, 2001, 2000, the Company made investments totaling $573,500, $389,300 and $275,500, including $20,900, $6,500 and $9,500, in funds committed but undrawn under credit facilities, respectively. The weighted average effective interest rate on debt securities was 12.5%, 13.9% and 14.6%, at December 31, 2002, 2001, and 2000, respectively.

        The Company's strategy for investing in new portfolio companies is to invest capital in the following three types of transactions: i) providing senior debt, mezzanine debt and equity and serving as a financial partner in management and employee buyouts, ii) providing mezzanine and senior debt financing for buyouts led by private equity firms, and iii) providing mezzanine and senior debt directly to private and small public companies.

        The Company seeks to be a long-term partner with its portfolio companies. As a long-term partner, the Company will invest capital in a portfolio company subsequent to the initial investment if the Company believes that it can achieve appropriate returns for its investment. Add-on financings fund i) strategic acquisitions by the portfolio company of either a complete business or specific lines of a business that are related to the portfolio company's business, ii) recapitalization at the portfolio company, iii) growth at the portfolio company such as product development or plant expansions, or iv) working capital for portfolio companies that need capital to fund operating costs, debt service, or growth in receivables or inventory.

        The Company's investments during the years ended December 31, 2002, 2001 and 2000 were as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
New Portfolio Company Buyouts	$245,300	$106,000	$92,700
New Portfolio Company Mezzanine Financing	197,000	56,000	46,400
New Portfolio Company for Direct Investments	—	160,900	85,700
Add-On Financing for Acquisitions	80,700	28,400	25,400
Add-On Financing for Recapitalization	22,300	—	—
Add-On Financing for Growth	4,100	15,200	10,500
Add-On Financing for Working Capital	24,100	22,800	14,800

Total	$573,500	$389,300	$275,500

Critical Accounting Policies

Valuation of Investments

        The Company values its investment portfolio each quarter. The portfolio analysts in the Company's finance department prepare the portfolio company valuations each quarter using the most recent portfolio company financial statements and forecasts. These analysts will also consult with the respective principal who is managing the portfolio investment relationship to obtain further updates on the portfolio company performance, including information such as industry trends, new product development, and other operational issues. The valuations are reviewed by the Company's investment committee and audit committee of the Board of Directors and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with the following valuation policy.

        Investments are carried at fair value, as determined by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities that are not publicly traded, or for which the Company has various degrees of trading restrictions, the Company prepares an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company and the liquidation value of the company's assets. The Company will use weighting of some or all of the above valuation methods. In valuing convertible debt, equity or other securities, the Company will value its equity investment based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount ("OID") to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the company. If the estimated enterprise value is less than the outstanding debt of the company, the Board of Directors will reduce the value of the Company's debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Interest and Dividend Income Recognition

        Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities. Loan origination fees collected upon the funding of a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Dividend income is recognized on the ex-dividend date. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. The Company will place a loan on non-accrual status if the loan has been impaired as determined by the portfolio company valuation. For loans with payment-in-kind ("PIK") interest features, the Company bases income accruals on the valuation of the PIK notes received from the borrower. If the portfolio company valuation indicates a value of the PIK notes that is not sufficient to cover the contractual interest, the Company will not accrue interest income on the notes.

Fee Income Recognition

        Fees primarily include financial advisory, transaction structuring, financing and prepayment premiums. Financial advisory fees represent amounts received for providing advice and analysis to middle market companies and are recognized as earned based on services provided. Transaction structuring and financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment premiums are recognized as they are received.

Results of Operations

        The Company's consolidated financial performance, as reflected in its Consolidated Statements of Operations, is composed of three primary elements. The first element is "Net operating income," which is primarily the interest and dividends earned from investing in debt and equity securities and financial advisory, transaction structuring, financing and prepayment and other fees, less the operating expenses of the Company. The second element is "Net urealized (depreciation) appreciation of investments," which is the net change in the estimated fair values of the Company's portfolio investments at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is "Net realized (loss) gain on investments," which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company's Consolidated Balance Sheets.

        The consolidated operating results for the years ended December 31, 2002, 2001, and 2000 are as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Operating income	$147,022	$104,237	$70,052
Operating expenses	44,473	32,612	27,382

Operating income before income taxes	102,549	71,625	42,670
Income tax benefit	—	—	2,000

Net operating income	102,549	71,625	44,670
Net realized (loss) gain on investments	(20,741)	5,369	4,539
Net unrealized depreciation of investments	(61,747)	(58,389)	(53,582)

Net increase (decrease) in shareholders' equity resulting from operations	$20,061	$18,605	$(4,373)

Fiscal Year 2002 Compared to Fiscal Year 2001

  Operating Income

        Total operating income is comprised of two components: interest and dividend income and fees. For the year ended December 31, 2002 ("2002"), total operating income increased $42,785, or 41%, over the year ended December 31, 2001 ("2001"). Interest and dividend income consisted of the following for the years ended December 31, 2002 and December 31, 2001:

	Year Ended December 31, 2002	Year Ended December 31, 2001
Interest income on debt securities	$129,180	$86,713
Interest income on interest rate swap agreements	(11,153)	(1,848)
Interest income on bank deposits and employee loans	1,315	1,599
Dividend income on equity securities	2,726	1,822

Total interest and dividend income	$122,068	$88,286

        In 2002, interest income on debt securities increased by $42,467, or 49% to $129,180. Interest and dividend income is affected by both the level of net new investments and by changes in the one-month London Interbank Offered Rate ("LIBOR") and prime lending rates. The Company's daily weighted average debt investment at cost increased from $614,817 in 2001 to $950,513 in 2002 resulting from new loan originations of $480,226, net of loan repayments totaling $113,680. The daily weighted average interest rate on debt securities decreased to 13.6% in 2002 from 14.1% in 2001 due primarily to a decrease in the weighted average prime lending rate from 6.33% in 2001 to 4.68% in 2002. To match the interest rate basis of its assets and liabilities and to fulfill its obligations under the terms of its revolving debt funding facility and term securitizations, the Company enters into interest rate swap agreements in which it either pays a floating rate based on the prime rate and receives a floating rate based on LIBOR, or pays a fixed rate and receives a floating rate based on LIBOR. Use of the interest rate swaps enables the Company to lock in the spread between the yield on in its investments and the cost of its borrowings. As a result, both interest income and interest expense are affected by changes in LIBOR. See "Interest Rate Risk" for a discussion of the Company's use of interest rate swaps to mitigate the impact of interest rate changes on net operating income. The negative impact of the interest rate swap agreements increased by $9,305 to $11,153 in 2002 due primarily to an increase in the average quarterly notional amount from $266,785 in 2001 to $496,653 in 2002 as well as a decrease in the average monthly LIBOR rate from 3.70% in 2001 to 1.76% in 2002. Dividend income on equity securities increased by $904, or 50%, to $2,726 due primarily to an increase in the overall investments in preferred stock in 2002 as compared to 2001.

        Fee income consisted of the following for the years ended December 31, 2002 and December 31, 2001:

	Year Ended December 31, 2002	Year Ended December 31, 2001
Transaction structuring fees	$6,724	$3,459
Financing fees	10,086	7,946
Financial advisory fees	3,781	1,950
Prepayment fees	1,478	1,205
Other fees	2,885	1,391

Total fee income	$24,954	$15,951

        In 2002, fee income increased by $9,003, or 56%, to $24,954. The increase in the transaction structuring fees was the result of closing ten buyout transactions totaling $245,300 in 2002 compared to four buyout transactions totaling $106,000 in 2001. The transaction structuring fees were 2.7% and 3.3% of new buyout investments in 2002 and 2001, respectively. The increase in financing fees was attributable to an increase in loan originations from $331,300 in 2001 to $480,226 in 2002. The financing fees were 2.1% and 2.4% of loan originations in 2002 and 2001, respectively. The increase in financial advisory and other fees is due to the total dollar volume of new investments in 2002 as compared to 2001 as well as the number of portfolio companies under management in 2002.

  Operating Expenses

        Operating expenses for 2002 increased $11,861, or 36%, over 2001. The increase is primarily due to an increase in interest expense from $10,343 in 2001 to $14,321 in 2002, an increase in salaries and benefits expense from $14,571 in 2001 to $18,621 in 2002 and an increase in general and administrative expenses from $7,698 in 2001 to $11,531 in 2002. Interest expense increased due to an increase in the Company's weighted average borrowings from $175,600 in 2001 to $416,800 in 2002, net of a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 5.9% in 2001 to 3.4% in 2002. As discussed above, the decrease in the weighted average interest rate is due to a decrease in the average monthly LIBOR rate from 3.70% in 2002 to 1.76% in 2001. Salaries and benefits expense increased due primarily to an increase in employees from 68 at December 31, 2001 to 108 at December 31, 2002. General and administrative expenses increased primarily due to higher facilities expenses, insurance, Board of Directors fees, and financial reporting expenses.

  Net Realized (Losses) Gains

        The Company recorded a net realized loss of $20,741 in 2002 and recorded a net realized gain of $5,369 in 2001.

        In September 2002, the Company exited its investment in Goldman Industrial Group ("Goldman") as a result of the sale of certain of Goldman's assets under Section 363 of the Bankruptcy Code. Those assets were related to the sale of Bridgeport Machines, Ltd ("BML") and the intellectual property, brand name, and other intangible assets of Bridgeport Machines, Inc. ("Certain Assets of BMI" and collectively with "BML", the "Bridgeport Assets"). In 2000, The Company made a $30,000 investment consisting of subordinated debt with common stock warrants in Goldman. The Company had recorded an unrealized loss of $3,937 in 2001 and an unrealized loss of $21,246 in 2002 for a cumulative unrealized loss of $25,183 through the second quarter of 2002 to adjust the Company's carrying value to fair value. The Company recognized a net realized loss of $25,578 in 2002 on its investments in $25,000 of the subordinated debt and common stock warrants and recorded an unrealized gain of $3,937 to reverse the previously recorded prior year unrealized loss. Goldman's Bridgeport Assets were purchased by BPT Holdings, Inc. ("BPT"), which was capitalized with $18,000 from the Company in the form of senior debt, preferred stock and common stock and the assumption of the $30,000 subordinated debt from Goldman. Of that $30,000 investment, $5,000 of the Company's investment in Goldman was directly in BML, which was not a party to the Goldman bankruptcy. This investment continues to be recorded at a value of $5,000. The $25,000 balance of the Goldman investment was exchanged for securities in BPT that were deemed to not have any value and were therefore treated as a realized loss.

        During 2002, the Company exited its investment in Decorative Surfaces International, Inc. ("DSI") through a sale of DSI's assets under Section 363 of the Bankruptcy Code. The Company recognized a net realized loss of $1,353 in 2002 on its investments in the subordinated debt, preferred stock, and common stock of DSI, which had a cumulative cost basis of $23,466, and recorded an unrealized gain of $5,352 to reverse the previously recorded prior year unrealized loss. The DSI assets were purchased by American Decorative Surfaces International, Inc. ("ADSI"), which was capitalized by the Company through ADSI's assumption of $24,502 of the Company's subordinated debt investment in DSI at par and by a $13,700 cash investment by the Company in the preferred stock of ADSI.

        During 2002, the Company exited its investment in Middleby Corporation through a sale of its common stock warrants and the prepayment of its subordinated debt. The Company received $28,216 in total proceeds from the sale and recognized a net realized gain of $2,444. The realized gain was comprised of $2,278 of unamortized OID on the subordinated debt and $166 of gain on the common stock warrants. In addition, the Company received a prepayment fee of $1,021 in 2002.

        During 2002, the Company exited its investment in IGI, Inc. through a sale of its common stock warrants and the prepayment of its subordinated debt. The Company received $8,323 in total proceeds from the sale and recognized a net realized gain of $1,300. The realized gain was comprised of $1,705 of unamortized OID on the subordinated debt, net of a $405 loss on the common stock warrants. In addition, the Company received a prepayment fee of $223 in 2002.

        During 2002, the Company exited its senior debt and common stock warrant investments in Biddeford Textile Corp ("BTC") in connection with a conveyance of BTC's assets under a plan of reorganization under Chapter 11 of the Bankruptcy Code. The Company recognized a net realized loss of $1,100 in 2002 on its senior debt and common stock warrants investment, which had a cost basis of $3,632, and recorded an unrealized gain of $1,100 to reverse the previously recorded prior year unrealized loss. The assets securing the corporation's BTC debt were conveyed to Biddeford Real Estate Holdings, Inc. ("BREH"), which was capitalized by the Company with senior debt and equity investments.

        During 2002, the Company exited its investment in Crosman Corporation through a sale of its common stock warrants and the prepayment of its subordinated debt. The Company received $4,854 in total proceeds from the sale and recognized a net realized gain of $363. The realized gain was comprised of $265 of unamortized OID on the subordinated debt and $98 of gain on the common stock warrants.

        During 2002, the Company exited its investment in JAAGIR, LLC through a sale of its common stock warrants and the prepayment of its subordinated debt. The Company received $3,398 in total proceeds from the sale and recognized a net realized gain of $79. The realized gain was comprised of $150 of unamortized OID on the subordinated debt, net of a $71 loss on the common stock warrants.

        During 2002, the Company also recognized realized gains of $2,425, $673 and $55, respectively, from the realization of unamortized OID on the prepayment of debt by Weston ACAS Holdings, Inc. ("Weston"), Omnova Solutions, Inc. and PaR Systems, Inc., respectively. In addition, the Company received a prepayment fee of $235 in 2002 related to the prepayment by Weston. The Company also recognized a realized loss of $37 on the cancellation of common stock warrants in Dixie Trucking Company, Inc. The Company also recognized a realized loss of $40 in 2002 on the sale of common stock of o2wireless Solutions, Inc. ("o2wireless") through a cashless exercise of the common stock warrants. During 2002, the Company also sold a portion of its shares of common stock in Gladstone Capital Corporation and recognized a realized gain of $29.

        During 2001, the Company exited its investment in Cornell Companies, Inc. ("Cornell") through a sale of its common stock warrants and the prepayment of its subordinated debt. The Company recognized a net realized gain of $2,140. The realized gain was comprised of a $967 realization of unamortized OID on the subordinated debt, $883 of gain on the common stock warrants, and $290 on the realization of unaccreted loan fees. In December 2001, the Company sold its investment in BIW Connector Systems, LLC ("BIW"). The Company's investment in BIW included senior debt and senior subordinated debt with common stock warrants. The Company recognized a net realized gain of $1,823 which was comprised of a $217 realization of OID on the subordinated debt, $1,405 of gain on the common stock warrants, and $201 on the realization of unaccreted loan fees. The Company converted its common stock investment in Mobile Tool, Inc. to subordinated debt by exercising its put rights and recognized a realized gain of $2,452 on this conversion. The Company realized losses of $500 and $592 on the write-off of its common stock investments on the sale of Erie Forge, and on Biddeford Textile Corp., which filed for bankruptcy protection under Chapter 11. The Company sold its common stock warrants in The L.A. Studios, Inc. and recognized a net realized gain of $24 which was comprised of a $126 realization of unamortized OID, and a $102 loss on the common stock warrants.

  Unrealized Appreciation and Depreciation of Investments

        The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by the Company's Board of Directors. The following table itemizes the change in net unrealized (depreciation) appreciation of investments and the net realized (losses) gains for the fiscal years ended December 31, 2002 and December 31, 2001:

	Number of Companies	Year Ended December 31, 2002	Number of Companies	Year Ended December 31, 2001
Gross unrealized appreciation of investments	18	$79,811	8	$8,347
Gross unrealized depreciation of investments	27	(125,225)	39	(58,442)
Unrealized depreciation of interest rate swaps	—	(26,722)	—	(4,265)
Reversal of prior year unrealized depreciation/(appreciation) upon a realization	3	10,389	7	(4,029)

Net depreciation of investments	48	$(61,747)	54	$(58,389)

Net realized (loss) gain	13	$(20,741)	7	$5,369

        The gross unrealized depreciation of investments above includes $1,128 and $818 for 2002 and 2001, respectively, resulting from the change in accounting principle adopted by the Company during fiscal year 2001 related to debt discounts attributable to loan originations through December 31, 2000. The number of companies above does not include investments which include unrealized depreciation solely due to the accounting change.

        The fair value of the interest rate swap agreements represents the fee to either party to terminate the agreements as of a specified date based on the early termination provisions in the respective agreements. A negative fair value would represent the fee the Company would have to pay the other party and a positive fair value would represent the fee the Company would receive from the other party to terminate the agreement. The fair value of the interest rate swap agreements will resolve to zero if held to maturity.

Fiscal Year 2001 Compared to Fiscal Year 2000

  Operating Income

        Total operating income is comprised of two components: interest and dividend income and fees. For 2001, total operating income increased $34,185, or 49%, over the year ended December 31, 2000 ("2000"). Interest and dividend income consisted of the following for the years ended December 31, 2001 and December 31, 2000:

	Year Ended December 31, 2001	Year Ended December 31, 2000
Interest income on debt securities	$86,713	$56,169
Interest income on interest rate swap agreements	(1,848)	—
Interest income on bank deposits and employee loans	1,599	1,695
Dividend income on equity securities	1,822	869

Total interest and dividend income	$88,286	$58,733

        In 2001, interest income on debt securities increased by $30,544, or 54% to $86,713. Interest income is affected by both the level of net new investments and by changes in the one-month London Interbank Offered Rate ("LIBOR") and prime lending rates. The Company's daily weighted average debt investment at cost increased from $376,202 in 2000 to $614,817 in 2001 resulting from new loan originations of $331,300, net of loan repayments totaling $73,494. The daily weighted average interest rate decreased to 14.1% in 2001 from 14.9% in 2000 due primarily to a decrease in the prime lending rate from 9.50% at December 31, 2000 to 4.75% at December 31, 2001. To match the interest rate basis of its assets and liabilities and to fulfill its obligations under the terms of its revolving debt funding facility and term securitizations, the Company enters into interest rate swap agreements in which it either pays a floating rate based on the prime rate and receives a floating rate based on LIBOR, or pays a fixed rate and receives a floating rate based on LIBOR. Use of the interest rate swaps enables the Company to lock in the spread between the yield on in its investments and the cost of its borrowings. As a result, both interest income and interest expense are affected by changes in LIBOR. See "Interest Rate Risk" for a discussion of the Company's use of interest rate swaps to mitigate the impact of interest rate changes on net operating income. The negative impact of the interest rate swap agreements was $1,848 in 2001 due primarily to an increase in the average notional amount and an increase in the average monthly LIBOR rate. Dividend income on equity securities increased by $953, or 110%, to $1,822 due primarily to an increase in the overall investments in preferred stock in 2001 from 2000.

        Fee income consisted of the following for the years ended December 31, 2001 and December 31, 2000:

	Year Ended December 31, 2001	Year Ended December 31, 2000
Transaction structuring fees	$3,459	$1,466
Financing fees	7,946	7,170
Financial advisory fees	1,950	717
Prepayment fees	1,205	888
Other fees	1,391	1,078

Total fee income	$15,951	$11,319

        In 2001, fee income increased by $4,632, or 41%, to $15,951. The increase in the transaction structuring fees was the result of closing four buyout transactions totaling $106,000 in 2001 compared to five buyout transactions totaling $92,700 in 2000. The transaction structuring fees were 3.3% and 1.6% of new buyout investments in 2002 and 2001, respectively. The increase in financing fees was attributable to an increase in loan originations from $257,509 in 2000 to $331,300 in 2001. The financing fees were 2.4% and 2.8% of loan originations in 2001 and 2000, respectively. The decrease in the loan origination fees as a percentage of the loan originations in 2001 is due to the adoption of change in accounting principle in 2001 that required the Company to accrete loan origination fees over the life of the investment using the effective interest method. In 2000, the Company recognized the loan origination fees when they were collected. The increase in financial advisory and other fees is due to the total dollar volume of new investments in 2001 as well as the number of portfolio companies under management in 2001.

  Operating Expenses

        Operating expenses for 2001 increased $5,230, or 19%, over 2000. The increase is primarily due to an increase in salaries and benefits expense from $11,259 in 2000 to $14,571 in 2001 and an increase in general and administrative expenses from $6,432 in 2000 to $7,698 in 2001. Operating expenses for 2001 consisted of $14,571 in salaries and benefits, $7,698 in general and administrative expenses, and $10,343 in interest expense. Interest expense increased due to an increase in the Company's weighted average borrowings from $97,600 in 2000 to $175,600 in 2001, net of a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 9.9% in 2000 to 5.9% in 2001. General and administrative expenses increased primarily due to higher facilities expenses, insurance, Board of Directors fees, and financial reporting expenses. Salaries and benefits expense increased due to an increase in employees from 58 at December 31, 2000 to 68 at December 31, 2001 and an increase in incentive compensation awarded from $5,724 awarded during 2000 to $6,181 awarded in 2001.

  Net Realized Gains

        The Company recorded net realized gains of $5,369 and $4,539 in 2001 and 2000, respectively.

        During 2001, the Company exited its investment in Cornell through a sale of its common stock warrants and the prepayment of its subordinated debt. The Company recognized a net realized gain of $2,140. The realized gain was comprised of a $967 realization of unamortized original issue discount ("OID") on the subordinated debt, $883 of gain on the common stock warrants, and $290 on the realization of unaccreted loan fees. In December 2001, the Company sold its investment in BIW. The Company's investment in BIW included senior debt and senior subordinated debt with common stock warrants. The Company recognized a net realized gain of $1,823 which was comprised of a $217 realization of OID on the subordinated debt, $1,405 of gain on the common stock warrants, and $201 on the realization of unaccreted loan fees. The Company converted its common stock investment in Mobile Tool, Inc. to subordinated debt by exercising its put rights and recognized a realized gain of $2,452 on this conversion. The Company realized losses of $500 and $592 on the write-off of its common stock investments on the sale of Erie Forge, and on BTC, which filed for bankruptcy protection under Chapter 11. The Company sold its common stock warrants in The L.A. Studios, Inc. and recognized a net realized gain of $24 which was comprised of a $126 realization of unamortized OID, and a $102 loss on the common stock warrants.

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

  Unrealized Appreciation and Depreciation of Investments

        The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by the Company's Board of Directors. The following table itemizes the change in net unrealized (depreciation) appreciation of investments and the net realized gains for the fiscal years ended December 31, 2001 and December 31, 2000:

	Number of Companies	Year Ended December 31, 2001	Number of Companies	Year Ended December 31, 2000
Gross unrealized appreciation of investments, excluding Capital.com	8	$8,347	17	$34,401
Gross unrealized depreciation of investments, excluding Capital.com	38	(57,650)	8	(15,064)
Unrealized depreciation of Capital.com	1	(792)	1	(71,008)
Unrealized depreciation of interest rate swaps	—	(4,265)	—	(907)
Reversal of prior year unrealized appreciation upon a realization	7	(4,029)	2	(1,004)

Net depreciation of investments	54	$(58,389)	28	$(53,582)

Net realized gain	7	$5,369	2	$4,539

        Capital.com, an Internet finance portal, was launched in July 1999 under the name AmericanCapitalOnline.com. In December 1999, the assets of AmericanCapitalOnline.com were contributed to Capital.com, Inc., a newly formed entity, and the site was renamed Capital.com. The total cost of the assets contributed to Capital.com by the Company was $1,492. During December 1999, a subsidiary of First Union Corporation ("First Union") invested $15,000 in Capital.com in exchange for a 15% common equity stake and warrants to acquire up to an additional 5% of the common equity at a nominal price. The warrants were fully vested as of December 31, 2000. The unrealized loss of $71,008 unrealized loss in 2000 was recorded to reverse an unrealized gain of $71,008 recorded in the fiscal year ended December 31, 1999.

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

Financial Condition, Liquidity, and Capital Resources

        At December 31, 2002, the Company had $13,080 in cash and cash equivalents and $28,134 of restricted cash included in other assets on the consolidated balance sheets. In addition, the Company had outstanding debt secured by assets of the Company of $255,793 under a revolving debt funding facility and $364,171 under three asset securitizations. During the year ended December 31, 2002, the Company principally funded investments using draws on the revolving debt funding facility, proceeds from asset securitizations and equity offerings.

        As a RIC, the Company is required to distribute annually 90% or more of its investment company taxable income and 98% of its net realized short-term capital gains to shareholders. The Company provides shareholders with the option of reinvesting their distributions in the Company. In 2002, 2001 and 2000, shareholders reinvested $961, $1,048 and $742, respectively, in dividends. Since the IPO, shareholders have reinvested $3,572 of dividends in the Company. While the Company will continue to provide shareholders with the option of reinvesting their distributions in the Company, the Company has historically and anticipates having to issue debt or equity securities in addition to the above borrowings to expand its investments in middle market companies. The terms of the future debt and equity issuances cannot be determined and there can be no assurances that the debt or equity markets will be available to the Company on terms it deems favorable. The Company expects to have to raise between $450,000 and $550,000 in debt or equity capital during the year ended December 31, 2003 to fund its new investments for 2003.

  Equity Capital Raising Activities

        On May 29, 2002, the Company filed a shelf registration statement (the "Shelf Registration Statement") and amended Shelf Registration Statement on July 30, 2002 with the United States Securities and Exchange Commission ("SEC"), with respect to the Company's debt and equity securities. The Shelf Registration Statement allows the Company to sell its registered debt or equity securities on a delayed or continuous basis in an amount up to $750,000. As of the date of the filing of this annual report on Form 10-K, the Company has a remaining capacity under the Shelf Registration Statement of $380,984.

        On March 26, 2003, the Company completed a public offering of its common stock and will receive net proceeds of approximately $124,657 on or about March 31, 2003 in exchange for 5,800 common shares. As part of the offering, the Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 870 common shares.

        On January 8, 2003, the Company completed a public offering of its common stock and received net proceeds of approximately $88,724 in exchange for 4,100 common shares. On January 13, 2003, the Company sold 615 shares of its common stock pursuant to the underwriter's over-allotment option granted on January 8, 2003, and received net proceeds of approximately $13,309. The proceeds from the offerings were used to repay borrowings outstanding under its revolving debt funding facility.

        On November 13, 2002, the Company completed a public offering of its common stock and received net proceeds of approximately $44,507 in exchange for 2,600 common shares. On December 5, 2002, the Company sold 390 shares of its common stock pursuant to the underwriter's over-allotment option granted on November 13, 2002, and received net proceeds of approximately $6,676. The proceeds from the offerings were used to repay borrowings outstanding under its revolving debt funding facility.

        On July 15, 2002, the Company completed a public offering of its common stock and received net proceeds of approximately $73,084 in exchange for 2,900 common shares. The proceeds from the offerings were used to repay borrowings outstanding under its revolving debt funding facility.

        On December 19, 2001, the Company completed a public offering of its common stock and received net proceeds of approximately $44,800 in exchange for 1,700 common shares. On December 31, 2001, the Company sold 255 shares of its common stock pursuant to the underwriter's over-allotment option granted on December 19, 2001, and received net proceeds of approximately $6,700. The proceeds from the offerings were used to repay borrowings outstanding under its revolving debt funding facility.

        On September 12, 2001, the Company completed a public offering of its common stock and received net proceeds of approximately $49,500 in exchange for 1,800 common shares. The proceeds from the offering were used to repay borrowings outstanding under its revolving debt funding facility.

        On June 26, 2001, the Company completed a public offering of its common stock and received net proceeds of approximately $109,100 in exchange for 4,500 common shares. On June 29, 2001, the Company sold 675 shares of its common stock pursuant to the underwriter's over-allotment option granted on June 26, 2001, and received net proceeds of approximately $16,400. The proceeds from the offerings were used to repay borrowings outstanding under its revolving debt funding facility.

  Debt Capital Raising Activities

        As of December 31, 2002 and 2001, the Company, through ACS Funding Trust I ("Trust I"), an affiliated business trust, had $255,793 and $147,646, respectively, in borrowings outstanding under a revolving debt-funding facility. On December 30, 2002, the Company received a temporary increase in the aggregate commitment of the revolving debt-funding facility from $225,000 to $275,000. On February 1, 2003, the commitment reverted back to $225,000. On March 25, 2003, the facility was amended to increase the aggregate commitment back to $275,000 through the term date of the facility of May 15, 2003. As of December 31, 2002, the facility was collateralized by $467,012 of the Company's loans. The full amount of principal will be amortized over a 24-month period at the end of the term and interest is payable monthly. Interest on borrowings under this facility is charged at one month LIBOR (1.38% at December 31, 2002) plus 125 basis points. During the years ended December 31, 2002 and 2001, the Company had weighted average outstanding borrowings under this facility of $155,400 and $66,600, respectively.

        On August 8, 2002, the Company completed a $157,900 asset securitization. In connection with the transaction, the Company established ACAS Business Loan Trust 2002-2 ("Trust IV"), an affiliated business trust, and contributed to Trust IV $210,500 in loans. Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans. Simultaneously with the initial contribution, Trust IV was authorized to issue $105,300 Class A notes and $52,600 Class B notes to institutional investors and $52,600 of Class C notes were retained by an affiliate of Trust IV. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 160 basis points. As of December 31, 2002, the Company had issued all of the Class A and Class B notes. The notes are secured by loans from the Company's portfolio companies that total $207,192 at December 31, 2002. The Class A notes mature on July 20, 2006 and the Class B notes mature on January 20, 2008. Early repayments are first applied to the Class A notes, and then to the Class B notes. During the year ended December 31, 2002, the weighted average outstanding balance of the Class A and B notes was $58,400. At December 31, 2002, total borrowings outstanding under the asset securitization were $154,145, net of a discount of $422.

        On March 15, 2002, the Company completed a $147,300 asset securitization. In connection with the transaction, the Company established ACAS Business Loan Trust 2002-1 ("Trust III"), an affiliated business trust, and contributed to Trust III $196,300 in loans. Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans. Simultaneously with the initial contribution, Trust III was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by an affiliate of Trust III. The

Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. As of December 31, 2002, the Company had issued all of the Class A and Class B notes. The notes are secured by loans from the Company's portfolio companies that total $166,359 at December 31, 2002. The Class A notes mature on November 20, 2005 and the Class B notes mature on March 20, 2007. Early repayments are first applied to the Class A notes, and then to the Class B notes. During the year ended December 31, 2002, the weighted average outstanding balance of the Class A and B notes was $105,000. At December 31, 2002, total borrowings outstanding under the asset securitization were $117,259.

        On December 20, 2000, the Company completed a $115,400 asset securitization. In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 ("Trust II"), an affiliated business trust, and contributed to Trust II $153,700 in loans. Subject to certain conditions precedent, the Company will remain servicer of the loans. Simultaneously with the initial contribution, Trust II was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and $38,300 of Class C notes were retained by an affiliate of Trust II. The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. As of December 31, 2000, Trust II had issued all $69,200 of Class A notes, and $18,000 of Class B notes; in January 2001, Trust II issued the remaining $28,200 of the Class B notes. The notes are secured by loans from the Company's portfolio companies that total $131,233 at December 31, 2002. The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007. Early repayments are first applied to the Class A notes, and then to the Class B notes. During the years ended December 31, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $98,000 and $109,000, respectively. At December 31, 2002 and 2001 total borrowings outstanding under the asset securitization was $92,767 and $103,495, respectively.

        The weighted average interest rates on all of the Company's borrowings, including amortization of deferred finance costs, for the years ended December 31, 2002, 2001, and 2000 were 3.43%, 5.88%, and 9.93% respectively.

        As a BDC, the Company's asset coverage must be at least 200% after each issuance of Senior Securities. As of December 31, 2002 and 2001, the Company's asset coverage was approximately 213% and 360%, respectively.

        A summary of the Company's contractual payment obligations as of December 31, 2002 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Debt Funding Facility	$255,793	$255,793	$—	$—	$—
Notes Payable, Excluding Discounts	364,593	40,853	90,317	212,716	20,707
Operating Leases	12,362	1,647	3,253	3,278	4,184

Total	$632,748	$298,293	$93,570	$215,994	$24,891

Off Balance Sheet Arrangements

        At December 31, 2002, the Company had commitments under loan agreements to fund up to $31,510 to ten portfolio companies. These commitments are composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company's portfolio.

        As of December 31, 2002, the Company had debt guarantees that total $11,185 for two portfolio companies, which expire through April 2003 of which $6,185 for one portfolio company expired on

February 7, 2003. As of December 31, 2002 the Company also had provided performance guarantees that total $13,100 for two portfolio companies that will expire upon the performance of the portfolio company. The Company generally entered into the performance guarantees to ensure a portfolio company's specific performance under a service contract as required by the respective portfolio company's customer. The Company would be required to perform under the guarantee if the related portfolio company were unable to meet specific requirements under the related contract. Any fundings under the guarantees by the Company would constitute a subordinated debt liability of the portfolio company.

        The Company has non-cancelable operating leases for office space and office equipment. The leases expire over the next eight years and contain provisions for certain annual rental escalations.

        A summary of the Company's guarantees and loan commitments as of December 31, 2002 are as follows:

	Amount of Commitment Expiration by Period
Other Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Guarantees	$24,285	$11,185	$—	$—	$13,100
Loan Commitments	31,510	21,367	3,391	4,200	2,552

Total	$55,795	$32,552	$3,391	$4,200	$15,652

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

        To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade. The weighted average investment grade was 3.0 and 2.9 as of December 31, 2002, and 2001, respectively. At December 31, 2002 and 2001, the Company's investment portfolio was graded as follows:

	December 31, 2002		December 31, 2001
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$288,897	22.6%	$107,837	12.7%
3	808,635	63.4%	529,167	62.1%
2	145,235	11.4%	206,921	24.3%
1	33,075	2.6%	8,392	0.9%

	$1,275,842	100.0%	$852,317	100.0%

        The amounts at December 31, 2002, and 2001 do not include the Company's investments in Capital.com, Baran Group, Ltd. (formerly o2wireless Solutions, Inc.), Aerus, LLC, Westwind Group Holdings, Inc. and Gladstone Capital Corporation for which the Company has only invested in the equity securities of these companies.

        The improvement in the investment grade 4 at December 31, 2002 as compared to December 31, 2001 was principally due to strong performance at certain portfolio companies resulting in a net increase of six portfolio companies with an investment grade of 4. The improvement in the investment grade 3 as compared to December 31, 2001 is primarily the result of new investments made during the year ended December 31, 2002, which had a fair value of $442,176 as of December 31, 2002, as well as the steady performance of certain existing portfolio companies. The improvement in the investment grade 2 as compared to December 31, 2001 is partially due to the exits of certain portfolio companies during the year ended December 31, 2002 that were classified as an investment grade 2 at December 31, 2001 as well as the reduction in the fair value of certain investment grade 2 portfolio companies due to unrealized depreciation recorded during the year ended December 31, 2002. The improvement of the investment grade 2 was also attributable to the change in grades of certain portfolio companies to either grade 1 or grade 3 as a result of the underlying performance of the companies. The increase in investment grade 1 as compared to December 31, 2001 is primarily due the deterioration in performance of certain portfolio companies resulting in a net increase of four portfolio companies with an investment grade of 1.

        The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. The Company's valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by the Company could have an effect on the amount of Company's loans on non-accrual status. At December 31, 2002, eleven loans to eight portfolio companies with a face amount of $73,155 were on non-accrual. Two of the eleven loans are grade 2 loans, and nine of the loans are grade 1 loans. Six of these loans totaling $48,686 with PIK interest features were on non-accrual. At December 31, 2001, four loans with a face amount of $49,900 were on non-accrual. Three of the four loans are grade 2 loans, and one of the loans is a grade 1 loan. Two of these loans totaling $9,900 with PIK interest features were on non-accrual.

        During 2002, the Company recapitalized four portfolio companies by exchanging senior and subordinated debt for preferred stock. The Company exchanged $7,200 of subordinated debt of Confluence Holdings Corp., $16,452 of senior debt of Chance Coach, Inc. ("Chance Coach"), $3,763 of senior debt of Fulton Bellows & Components, Inc., and $9,357 of senior and subordinated debt of the Inca Group for preferred stock.

        During 2001, the Company recapitalized two portfolio companies by exchanging subordinated debt for preferred stock. $4,600 of subordinated debt in Chance Coach and $5,600 of subordinated debt in EuroCaribe Packing Company, Inc. was exchanged to preferred stock of the same face amount in each entity, respectively.

        At December 31, 2002, and 2001, loans past due were as follows:

Days Past Due	Number of Portfolio Companies	December 31, 2002	Number of Portfolio Companies	December 31, 2001
1—30	—	$—	1	$6,477
31—60	1	9,000	1	22,152
61—90	—	—	1	14,400
Greater than 90	6	54,501	3	40,119

Total	7	$63,501	6	$83,148

        Of the loans greater than 90 days past due, loans totaling $27,227 were on non-accrual as of December 31, 2002, and loans totaling $10,000 were on non-accrual as of December 31, 2001. Of the remaining loans greater than 90 days past due, the loans have not been impaired as determined by the portfolio company valuation, and the Company believes that debt service collection is probable.

  Credit Statistics

        The Company monitors several key credit statistics that provide information about credit quality and portfolio performance. These key statistics include:

  •
  Debt to EBITDA Ratio—the sum of all debt with equal or senior security rights to the Company's debt investments divided by the total adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") of the most recent twelve months or, when appropriate, the forecasted twelve months.

  •
  Interest Coverage Ratio—EBITDA divided by the total scheduled cash interest payments required to have been made by the portfolio company during the most recent twelve-month period.

  •
  Debt Service Coverage Ratio—EBITDA divided by the total scheduled principal amortization and the total scheduled cash interest payments required to have been made during the most recent twelve-month period.

        The Company requires portfolio companies to provide annual audited and monthly unaudited financial statements. Using these statements, the Company calculates the statistics described above. Buyout and mezzanine funds typically adjust EBITDA due to the nature of change of control transactions. Such adjustments are intended to normalize and restate EBITDA to reflect the proforma results of a company in a change of control transaction. For purposes of analyzing the financial performance of the portfolio companies, the Company makes certain adjustments to EBITDA to reflect the proforma results of a company consistent with a change of control transaction. The Company evaluates portfolio companies using an adjusted EBITDA measurement. Adjustments to EBITDA may include anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, non-recurring revenues or expenses, and other acquisition or restructuring related items.

        The statistics are weighted by the Company's investment value for each portfolio company and do not include investments in which the Company holds only equity securities. The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the aggregate investment portfolio as of the years ended December 31, 2002, 2001, 2000, 1999, and 1998.

In addition to these statistics, the Company tracks its portfolio investments on a static-pool basis. A static pool consists of the investments made during a given year ended. The Pre-1999 static pool consists of the investments made from the time of the Company's IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of the year ended December 31, 2002:

Portfolio Statistics On a Weighted Average Basis* ($ in millions):	Aggregate	2002 Static Pool	2001 Static Pool	2000 Static Pool	1999 Static Pool	Pre-1999 Static Pool
Original Investments and Commitments at Cost	$1,585	$573	$389	$276	$176	$171
Total Exits and Prepayments	$219	$12	$38	$66	$22	$81
Realized (Loss) Gain on Investments	$(7)	$—	$6	$(25)	$6	$6
Current Cost of Original Investments	$1,335	$506	$334	$200	$172	$123
Fair Value of Investments	$1,281	$517	$354	$159	$161	$90
Non-Accruing Loans	$73	$—	$8	$24	$22	$19
Interest Coverage	2.7	3.2	2.2	2.6	3.0	2.1
Debt Service Coverage	1.9	2.3	1.5	1.7	1.7	1.5
Debt to EBITDA	5.1	4.3	5.0	5.5	5.1	9.6
Investment Grade	3.0	3.1	3.4	3.1	3.2	2.2
Average Age of Companies**	38 years	35 years	41 years	35 years	52 years	36 years
Total Sales**	$5,270	$1,189	$1,666	$645	$1,161	$609
Average Sales**	$93	$52	$145	$110	$109	$74
Total EBITDA**	$621	$191	$199	$110	$84	$37
Average EBITDA**	$13	$8	$18	$19	$14	$6
Ownership Percentage**	43%	49%	37%	37%	45%	42%
% with Senior Lien***	24%	18%	44%	10%	12%	28%
% with Senior or Junior Lien***	75%	75%	77%	86%	65%	71%
Equity Interest at Fair Value	$290	$122	$85	$33	$38	$12

*
These amounts do not include investments in which the Company owns only equity.

**
Includes the Company's equity investments in Aerus, LLC and Baran Group, Ltd (formerly o2wireless Solutions, Inc.)

***
As a percentage of the Company's total debt investments.

        The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company's Pre-1999 Static Pool as of the years ended December 31, 2002, 2001, 2000, 1999, and 1998:

        The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company's 1999 Static Pool as of the years ended December 31, 2002, 2001, 2000, and 1999:

        The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company's 2000 Static Pool as of the years ended December 31, 2002, 2001 and 2000:

        The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company's 2001 Static Pool as of the years ended December 31, 2002 and December 31, 2001:

        The following charts show the weighted average Debt to EBITDA, Interest Coverage and Total Debt Service Coverage for the Company's 2002 Static Pool as of the year ended December 31, 2002:

Impact of Inflation

        Management believes that inflation can influence the value of the Company's investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Interest Rate Risk

        Because the Company funds a portion of its investments with borrowings under its revolving debt funding facility and asset securitizations, the Company's net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows. The Company attempts to match-fund its liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. The Company enters into interest rate basis swap agreements to match the interest rate basis of its assets and liabilities, thereby locking in the spread between its asset yield and the cost of its borrowings, and to fulfill its obligations under the terms of its revolving debt funding facility and term securitizations.

        As a result of the Company's use of interest rate swaps, at December 31, 2002, approximately 30% of the Company's interest bearing assets provided fixed rate returns and approximately 70% of the Company's interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at December 31, 2002, the Company had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of $799 million and had total borrowings outstanding of $620 million. All of the Company's outstanding debt at December 31, 2002 has a variable rate of interest based on one-month LIBOR. Assuming no changes to the Company's consolidated balance sheet at December 31, 2002, a hypothetical increase in one-month LIBOR by 100 basis points would increase net operating income by $1,795, or 2%, over the next twelve months compared to 2002 net operating income. A hypothetical 100 basis point decrease in one-month LIBOR would decrease net operating income $1,795, or 2%, over the next twelve months compared to 2002 net operating income.

        At December 31, 2002, the Company had entered into 30 interest rate basis swap agreements with two large commercial banks with debt ratings of A1 under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR. For those investments contributed to the term securitizations, the interest swaps enable the Company to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations. The excess of payments made to swap counter parties over payments received from swap counter parties is recorded as a reduction of interest income. One-month LIBOR decreased from 1.88% at December 31, 2001 to 1.38% at December 31, 2002, and the prime rate decreased from 4.75% at December 31, 2001 to 4.25% at December 31, 2002.

        At December 31, 2002, the total notional amount of the swap agreements was $655,429 and the agreements have a remaining term of approximately 5.8 years. The following table presents the notional principal amounts of interest rate swaps by class:

	December 31, 2002
Type of Interest Rate Swap	Company Pays		Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	4.90	%(1)	LIBOR	19	$441,430
Pay prime floating, receive LIBOR floating	Prime		LIBOR + 2.73%(1)	11	213,999

Total				30	$655,429

	December 31, 2001
Type of Interest Rate Swap	Company Pays		Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	6.02	%(1)	LIBOR	9	$102,919
Pay prime floating, receive LIBOR floating	Prime		LIBOR + 2.73%(1)	8	161,246

Total				17	$264,165

(1)
Weighted average.

Item 7a Qualitative and Quantitative Disclosures About Market Risk

        The Company considers its principal market risks to be the fluctuations of interest rates and the valuations of the investment portfolio.

Interest Rate Risk

        See discussion of interest rate risk above.

Portfolio Valuation

        Investments are carried at fair value, as determined by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded, or that the Company is restricted from trading, are valued at fair value as determined in good faith by the Board of Directors. In making such determination, the Board of Directors will value non-convertible debt securities at cost plus amortized OID, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, the Board of Directors determines the fair value based on the collateral, the issuer's ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

Board of Directors
American Capital Strategies, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital Strategies, Ltd., including the consolidated schedules of investments, as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002, and the consolidated financial highlights for each of the five years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements, the financial highlights and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, financial highlights and schedule based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital Strategies, Ltd. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and its consolidated financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia
February 11, 2003

Except for Note 16, as to which the
    date is March 27, 2003

AMERICAN CAPITAL STRATEGIES, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2002	December 31, 2001
Assets
Cash and cash equivalents	$13,080	$14,168
Investments at fair value (cost of $1,334,987 and $882,731, respectively)
Non-Control/Non-Affiliate investments	557,490	491,637
Control investments	671,141	360,921
Affiliate investments	52,083	11,241
Interest rate swaps	(32,255)	(5,533)

Total investments at fair value	1,248,459	858,266
Interest receivable	11,552	12,957
Other	45,432	18,793

Total assets	$1,318,523	$904,184

Liabilities and Shareholders' Equity
Revolving credit facility	$255,793	$147,646
Notes payable	364,171	103,495
Accrued dividends payable	869	3,420
Other	10,031	9,358

Total liabilities	630,864	263,919

Commitments and Contingencies
Shareholders' equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized, 44,450 and 38,017 issued, and 43,469 and 38,017 outstanding, respectively	435	380
Capital in excess of par value	812,150	699,291
Notes receivable from sale of common stock	(9,021)	(27,143)
Distributions in excess of net realized earnings	(25,718)	(3,823)
Net unrealized depreciation of investments	(90,187)	(28,440)

Total shareholders' equity	687,659	640,265

Total liabilities and shareholders' equity	$1,318,523	$904,184

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2002
(In thousands)

Company	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
3SI Security Systems, Inc.	Consumer Products — Banking Security Systems	Subordinated Debt Common Stock Warrants, 6.0% of Co.(1)	$12,557 565	$12,557 565

			13,122	13,122

A&M Cleaning Products, Inc.	Consumer Products — Household Cleaning Products	Subordinated Debt Common Stock Warrants, 27.1% of Co.(1) Redeemable Preferred Stock	5,251 1,643 2,633	5,313 2,237 3,244

			9,527	10,794

A.H. Harris & Sons, Inc.	Wholesale — Construction Material	Subordinated Debt Common Stock Warrants, 10.0% of Co.(1)	9,553 534	9,621 394

			10,087	10,015

Academy Events Services LLC	Consumer Products — Tent and Canvas	Senior Debt Subordinated Debt Common Stock Warrants, 4.5% of Co.(1) Common Stock, 2.8% of Co.(1) Redeemable Preferred Stock	17,848 6,846 636 — 500	17,848 6,846 636 — 500

			25,830	25,830

Aerus, LLC	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	465

Alemite Holdings, LLC	Industrial Products — Lubricating Equipment	Subordinated Debt Common Stock Warrants, 9% of Co.(1)	10,200 124	10,200 124

			10,324	10,324

Atlantech International	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co. Redeemable Preferred Stock with Non- Detachable Common Stock, 1.1% of Co.	19,643 1,271	18,743 812

			20,914	19,555

Baran Group, Ltd (formerly o2wireless Solutions, Inc.) (2)	Telecommunications — Wireless Communications Network Services	Common Stock, 0.5% of Co.(1)	2,373	219

BLI Holdings Corp.	Consumer Products — Personal Care Items	Subordinated Debt	12,791	12,791

Case Logic, Inc.	Consumer Products — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co. Redeemable Preferred Stock	21,916 433	21,709 433

			22,349	22,142

Caswell-Massey Holdings Corp.	Retail — Toiletries	Senior Debt Subordinated Debt Common Stock Warrants, 24.0% of Co.(1)	454 1,931 552	454 1,946 —

			2,937	2,400

CST Industries, Inc.	Industrial Products — Bolted Steel Tanks	Subordinated Debt Common Stock Warrants, 13.0% of Co.(1)	8,101 1,090	8,101 4,767

			9,191	12,868

Cycle Gear, Inc.	Retail — Motor Cycle Accessories	Senior Debt Subordinated Debt Common Stock Warrants, 50.7% of Co.(1) Redeemable Preferred Stock	516 7,675 973 1,662	516 7,753 3,457 1,662

			10,826	13,388

Erie County Plastics Corporation	Consumer Products — Molded Plastics	Subordinated Debt Common Stock Warrants, 14.8% of Co.(1)	9,449 1,170	9,488 1,027

			10,619	10,515

Gladstone Capital Corporation (2)	Financial Services	Common Stock, 2.2% of Co.	3,387	3,687

Hartstrings, Inc.	Retail — Children's Apparel	Senior Debt Subordinated Debt Common Stock Warrants, 37.5% of Co.(1)	4,678 11,934 3,572	4,678 11,934 4,993

			20,184	21,605

Kelly Aerospace, Inc.	Aerospace — General Aviation & Performance Automotive	Senior Debt Subordinated Debt Common Stock Warrants, 17.5% of Co.(1)	6,197 8,973 1,588	6,197 8,973 1,588

			16,758	16,758

Lion Brewery, Inc.	Consumer Products — Malt Beverages	Subordinated Debt Common Stock Warrants, 54.0% of Co.(1)	6,020 675	6,087 7,146

			6,695	13,233

Lubricating Specialties Co.	Chemical Products — Lubricant & Grease	Subordinated Debt Common Stock Warrants, 21.0% of Co.(1)	14,940 791	15,030 791

			15,731	15,821

Marcal Paper Mills, Inc.	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt Subordinated Debt Common Stock Warrants, 20.0% of Co.(1)	16,558 18,603 5,001	16,558 18,603 8,759

			40,162	43,920

MATCOM International Corp.	Information Technology — Information and Engineering Services for Federal Government Agencies	Senior Debt Subordinated Debt Common Stock Warrants, 5.7% of Co.(1)	8,769 5,213 805	8,769 5,213 805

			14,787	14,787

Mobile Tool International, Inc.	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,698	—

New Piper Aircraft, Inc.	Aerospace — Aircraft Manufacturing	Subordinated Debt Common Stock Warrants, 8.5% of Co.(1)	18,625 2,231	18,683 1,318

			20,856	20,001

Numatics, Inc.	Industrial Products — Pneumatic Valves	Senior Debt	29,080	29,080

Parts Plus Group	Retail — Auto Parts Distributor	Subordinated Debt Common Stock Warrants, 5.0% of Co.(1) Preferred Stock, Convertible into 1.5% of Co.(1)	4,523 333 556	142 — —

			5,412	142

Patriot Medical Technologies, Inc.	Service — Repair Services	Senior Debt Subordinated Debt Common Stock Warrants, 7.8% of Co.(1) Preferred Stock, Convertible into 4.0% of Co.	1,781 2,830 612 1,294	1,781 2,880 573 1,294

			6,517	6,528

Petaluma Poultry Processors, Inc.	Food Products — Integrated Producer & Distributor of Organic & Natural Poultry	Senior Debt Subordinated Debt Common Stock Warrants, 16.5% of Co.(1)	5,971 17,778 2,792	5,971 17,778 5,273

			26,541	29,022

Phillips & Temro Holdings LLC	Industrial Products — Automotive and Heavy Duty Truck Products	Subordinated Debt Common Stock Warrants, 7.8% of Co.(1)	4,632 348	4,632 348

			4,980	4,980

Plastech Engineered Products, Inc.	Consumer Products — Automotive Component Systems	Subordinated Debt Common Stock Warrants, 2.1% of Co.(1)	27,640 2,577	27,640 7,069

			30,217	34,709

Stravina Operating Company, LLC	Wholesale — Personalized Novelty and Souvenir Items	Subordinated Debt Common Stock, 4.8% of Co.(1)	18,786 1,000	18,786 1,000

			19,786	19,786

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,261	2,271

ThreeSixty Sourcing, Ltd.	Service — Provider of Outsourced Management Services	Senior Debt Subordinated Debt Common Stock Warrants, 4.5% of Co.(1)	8,500 19,098 1,387	8,500 19,098 1,387

			28,985	28,985

TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt Common Stock Warrants, 7.3% of Co.(1) Redeemable Preferred Stock Preferred Stock, Convertible into 1.1% of Co.	24,500 4,368 534 2,709	24,681 13,260 534 2,709

			32,111	41,184

Tube City, Inc.	Industrial Products — Mill Services	Subordinated Debt Common Stock Warrants, 23.5% of Co.(1)	12,680 3,498	12,807 8,423

			16,178	21,230

UAV Corporation	Consumer Products — Pre-recorded Video, Audio Tapes & Software	Subordinated Debt	13,356	13,356

Warner Power, LLC	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt Subordinated Debt Common Stock Warrants, 62.5% of Co.(1)	1,327 8,078 2,246	1,327 8,122 2,528

			11,651	11,977

Subtotal Non-Control / Non-Affiliate Investments			529,469	557,490

CONTROL INVESTMENTS
Aeriform Corporation	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt Subordinated Debt Common Stock Warrants, 50.1% of Co.(1) Redeemable Preferred Stock	4,999 23,930 4,360 116	4,999 23,985 5,345 116

			33,405	34,445

American Decorative Surfaces International, Inc.	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt Common Stock, less than 0.1% of Co.(1) Preferred Stock, Convertible into greater than 99.9% of Co.(1)	24,502 6 13,674	24,502 6 8,322

			38,182	32,830

ASC Industries, Inc	Industrial Products — Aftermarket Automotive Components	Senior Debt Subordinated Debt Common Stock Warrants, 33.3% of Co.(1) Redeemable Preferred Stock	8,234 17,789 6,531 3,329	8,234 17,789 6,531 3,329

			35,883	35,883

Automatic Bar Controls, Inc.	Consumer Products — Beverage Dispensers	Senior Debt Subordinated Debt Common Stock, 66.2% of Co.(1) Common Stock Warrants, 1.7% of Co.(1)	14,432 13,888 7,000 182	14,432 13,888 7,000 182

			35,502	35,502

Auxi Health, Inc.	Healthcare — Home Healthcare	Senior Debt Subordinated Debt Common Stock Warrants, 17.4% of Co.(1) Preferred Stock, Convertible into 54.3% of Co.(1)	12,336 15,322 2,732 2,599	14,186 7,893 — —

			32,989	22,079

Biddeford Real Estate Holdings, Inc.	Consumer Products — Electronic Blankets	Senior Debt Common Stock, 100.0% of Co.(1)	2,944 605	2,944 605

			3,549	3,549

BPT Holdings, Inc. (3)	Industrial Products — Machine Tools, Metal Cutting Types	Senior Debt Subordinated Debt Common Stock, 15.2% of Co.(1) Preferred Stock, Convertible into 74.8% of Co.	11,191 4,863 2,000 5,000	11,191 4,923 2,000 5,000

			23,054	23,114

Capital.com, Inc.	Financial Services — Financial Portal	Preferred Stock, Convertible into 85.0% of Co.(1)	1,492	500

Chance Coach, Inc.	Industrial Products — Buses	Senior Debt Subordinated Debt Common Stock, 1.2% of Co.(1) Common Stock Warrants, 2.6% of Co.(1) Preferred Stock, Convertible into 91.2% of Co.(1)	2,081 9,863 1,896 4,041 18,748	2,081 10,166 — 1,873 8,804

			36,629	22,924

Chromas Technologies Corp. (3)	Industrial Products — Printing Presses	Senior Debt Subordinated Debt Common Stock, 35.0% of Co.(1) Common Stock Warrants, 25.0% of Co.(1) Preferred Stock, Convertible into 40.0% of Co.(1)	13,535 9,742 1,500 1,071 6,680	13,064 — — — —

			32,528	13,064

Confluence Holdings Corp.	Consumer Products — Canoes & Kayaks	Senior Debt Subordinated Debt Redeemable Preferred Stock (1) Preferred Stock, Convertible into 75.0% of Co.(1) Common Stock, less than 0.1% of Co.(1) Common Stock Warrants, 0.2% of Co.(1)	8,500 8,228 6,890 3,535 537 2,163	8,500 8,265 — — — 722

			29,853	17,487

EuroCaribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt Subordinated Debt Common Stock Warrants, 37.1% of Co.(1) Redeemable Preferred Stock(1)	9,086 5,505 1,110 4,302	9,144 5,542 — —

			20,003	14,686

European Touch LTD. II	Industrial Products — Salon Appliances	Senior Debt Subordinated Debt Common Stock, 26.1% of Co.(1) Common Stock Warrants, 63.9% of Co.(1)	6,546 11,621 1,500 3,683	6,546 11,621 3,483 8,551

			23,350	30,201

Fulton Bellows & Components, Inc.	Industrial Products — Bellows	Senior Debt Subordinated Debt Common Stock Warrants, 7.7% of Co.(1) Redeemable Preferred Stock (1) Preferred Stock, Convertible into 69.2% of Co.(1)	12,671 6,766 1,305 5,206 5,975	12,671 681 — — —

			31,923	13,352

Halex Corporation	Industrial Products — Flooring Materials	Subordinated Debt Redeemable Preferred Stock Preferred Stock, Convertible into 70.4% of Co.	19,941 11,991 1,441	19,941 11,991 1,441

			33,373	33,373

Hickson DanChem, Inc.	Chemical Products — Specialty Contract Chemical Manufacturing	Senior Debt Subordinated Debt Common Stock, 41.9% of Co.(1) Common Stock Warrants, 39.3% of Co.(1)	12,748 8,299 2,500 2,221	12,748 8,299 1,254 2,221

			25,768	24,522

Iowa Mold Tooling, Inc.	Industrial Products — Specialty Equipment	Subordinated Debt Common Stock, 25.0% of Co.(1) Common Stock Warrants, 46.3% of Co.(1)	30,262 4,236 5,918	30,548 — 4,890

			40,416	35,438

JAG Industries, Inc.	Industrial Products — Metal Fabrication & Tablet Manufacturing	Senior Debt Subordinated Debt Common Stock Warrants, 75.0% of Co.(1)	967 2,499 505	967 771 —

			3,971	1,738

Logex Corporation	Transportation — Industrial Gases	Subordinated Debt Common Stock Warrants, 85.4% of Co.(1) Redeemable Preferred Stock	16,951 7,454 3,930	16,951 3,232 3,406

			28,335	23,589

MBT International, Inc.	Wholesale — Musical Instrument Distributor	Senior Debt Subordinated Debt Common Stock Warrants, 27.7% of Co.(1) Preferred Stock, Convertible into 48.0% of Co.(1)	3,300 7,459 1,215 2,250	3,300 7,545 991 1,722

			14,224	13,558

Network for Medical Communication & Research, LLC	Service — Provider of Specialized Medical Educational Programs	Subordinated Debt Common Stock Warrants, 31.9% of Co.(1)	15,944 2,038	15,944 23,544

			17,982	39,488

PaR Systems, Inc.	Industrial Products — Robotic Systems	Subordinated Debt Common Stock, 25.8% of Co.(1) Common Stock Warrants, 42.5% of Co.(1)	19,479 2,500 4,116	19,479 3,314 5,458

			26,095	28,251

Precitech, Inc.	Construction — Ultra Precision Machining Systems	Senior Debt Subordinated Debt Redeemable Preferred Stock Common Stock, 43.3% of Co. (1) Common Stock Warrants, 44.7% of Co.(1)	9,587 5,124 1,741 2,204 2,278	9,587 5,124 1,741 1,526 2,278

			20,934	20,256

Stacas Holding, Inc. (formerly Dixie Trucking Company, Inc.)	Transportation — Overnight Shorthaul Delivery	Senior Debt Subordinated Debt Redeemable Preferred Stock Common Stock, 18.0% of Co.(1) Common Stock Warrants, 62.0% of Co.(1)	4,547 15,038 5,000 — 2,869	4,547 15,038 2,827 — 2,869

			27,454	25,281

Starcom Holdings, Inc.	Construction — Electrical Contractor	Subordinated Debt Common Stock, 2.6% of Co.(1) Common Stock Warrants, 16.2% of Co.(1)	25,232 616 3,914	22,070 — —

			29,762	22,070

Sunvest Industries, LLC	Consumer Products — Contract Manufacturing	Senior Debt Subordinated Debt Common Stock Warrants, 73.0% of Co.(1) Redeemable Preferred Stock(1)	4,286 5,635 1,358 1,760	4,286 494 — —

			13,039	4,780

Texstars, Inc.	Aerospace — Aviation and Transportation Accessories	Senior Debt Subordinated Debt Common Stock, 39.4% of Co.(1) Common Stock Warrants, 40.5% of Co.(1)	14,380 7,136 1,500 1,542	14,380 7,136 1,500 1,542

			24,558	24,558

The Inca Group	Industrial Products — Steel Products	Senior Debt Subordinated Debt Redeemable Preferred Stock (1) Common Stock, 2.3% of Co.(1) Common Stock Warrants, 95.7% of Co.(1)	179 19,052 15,357 5,100 3,060	179 19,158 11,120 — 1,446

			42,748	31,903

Weston ACAS Holdings, Inc.	Service — Environmental Consulting Services	Subordinated Debt Common Stock, 8.3% of Co.(1) Common Stock Warrants, 22.6% of Co.(1) Redeemable Preferred Stock	14,661 1,932 5,246 1,462	14,661 7,142 19,455 1,462

			23,301	42,720

Subtotal Control Investments			750,302	671,141

AFFILIATE INVESTMENTS
Futurelogic Group, Inc.	Industrial Products — Embedded Thermal Printer Solutions	Senior Debt Subordinated Debt Common Stock, 5.1% of Co.(1) Common Stock Warrants, 2.7% of Co.(1)	12,931 12,937 20 —	12,931 12,937 20 —

			25,888	25,888

Northwest Coatings Corp.	Industrial Products — Water-based Adhesives and Coatings	Subordinated Debt Common Stock, 18.6% of Co.(1) Common Stock Warrants, 4.3% of Co.(1) Redeemable Preferred Stock	9,916 250 57 2,250	9,916 250 57 2,250

			12,473	12,473

Trinity Hospice, LLC	Healthcare — Hospice Care	Senior Debt Common Stock, 7.4% of Co.(1) Redeemable Preferred Stock	11,693 7 1,557	11,693 472 1,557

			13,257	13,722

Westwind Group Holdings, Inc.	Service — Restaurants	Redeemable Preferred Stock(1) Common Stock, 10.0% of Co.(1)	3,598 —	— —

			3,598	—

Subtotal Affiliate Investments			55,216	52,083

INTEREST RATE SWAP AGREEMENTS
	Pay Fixed/ Receive Floating	19 Contracts Notional Amounts Totaling $441,430	—	(32,169)
	Pay Floating/ Receive Floating	11 Contracts Notional Amounts Totaling $213,999	—	(86)

Subtotal Interest Rate Swap Agreements			—	(32,255)

Totals			$1,334,987	$1,248,459

(1)
Non-income producing
(2)
Public company
(3)
Foregin investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
December 31, 2001
(In thousands)

Company	Industry	Investment	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
A&M Cleaning Products, Inc.	Consumer Products — Household Cleaning Products	Subordinated Debt Common Stock Warrants, 18.4% of Co.(1) Redeemable Preferred Stock	$5,070 1,643 532	$5,167 2,237 532

			7,245	7,936

A.H. Harris & Sons, Inc.	Wholesale — Construction Material	Subordinated Debt Common Stock Warrants, 10.0% of Co.(1)	9,434 534	9,525 1,050

			9,968	10,575

Aeriform Corporation	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt Subordinated Debt Common Stock Warrants, 50.1% of Co.(1) Redeemable Preferred Stock	5,160 22,021 4,360 101	5,160 22,097 4,360 101

			31,642	31,718

Atlantech International	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.5% of Co. Redeemable Preferred stock with Non- Detachable Common Stock, 1.0% of Co.	19,101 1,027	18,863 701

			20,128	19,564

BLI Holdings Corp.	Consumer Products — Personal Care Items	Subordinated Debt	12,153	12,153

Case Logic, Inc.	Consumer Products — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co. Preferred Stock, less than 0.1% of Co.	20,630 134	20,826 134

			20,764	20,960

Caswell-Massey Holdings Corp.	Retail — Toiletries	Senior Debt Subordinated Debt Common Stock Warrants, 24.0% of Co.(1)	1,065 1,803 552	1,065 1,836 581

			3,420	3,482

CST Industries, Inc.	Industrial Products — Bolted Steel Tanks	Subordinated Debt Common Stock Warrants, 13.0% of Co.(1)	7,969 1,090	7,969 1,737

			9,059	9,706

Crosman Corporation	Consumer Products — Small Arms	Subordinated Debt Common Stock Warrants, 3.5% of Co.(1)	3,998 330	4,033 330

			4,328	4,363

Cycle Gear, Inc.	Retail — Motor Cycle Accessories	Senior Debt Subordinated Debt Common Stock Warrants, 41.6% of Co.(1) Redeemable Preferred Stock	750 5,557 434 1,549	750 5,675 1,664 1,549

			8,290	9,638

Dixie Trucking Company, Inc.	Transportation — Overnight Shorthaul Delivery	Subordinated Debt Common Stock Warrants, 49.0% of Co.(1)	5,134 141	5,168 —

			5,275	5,168

Electrolux, LLC	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	1,219

Erie County Plastics Corporation	Consumer Products — Molded Plastics	Subordinated Debt Common Stock Warrants, 8.7% of Co.(1)	9,122 1,170	9,197 1,027

			10,292	10,224

Gladstone Capital Corporation (2)	Financial Services	Common Stock, 3.0% of Co.	3,600	4,440

Goldman Industrial Group	Industrial Products — Machine Tools, Metal Cutting Types	Subordinated Debt Common Stock Warrants, 15.0% of Co.(1)	27,066 2,822	26,109 —

			29,888	26,109

JAAGIR, LLC	Service — IT Staffing & Consulting	Subordinated Debt Common Stock Warrants, 4.1% of Co.(1)	2,890 271	2,930 271

			3,161	3,201

Kelly Aerospace, Inc.	Aerospace — General Aviation & Performance Automotive	Senior Debt Subordinated Debt Common Stock Warrants, 15.0% of Co.(1)	7,847 8,769 1,589	7,877 8,779 1,589

			18,205	18,245

Lion Brewery, Inc.	Consumer Products — Malt Beverages	Subordinated Debt Common Stock Warrants, 54.0% of Co.(1)	5,955 675	6,039 7,145

			6,630	13,184

Lubricating Specialties Co.	Chemical Products — Lubricant & Grease	Subordinated Debt Common Stock Warrants, 21.0% of Co.(1)	14,750 791	14,864 791

			15,541	15,655

Marcal Paper Mills, Inc.	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt Subordinated Debt Common Stock Warrants, 20.0% of Co.(1)	16,417 16,922 5,001	16,417 16,922 5,001

			38,340	38,340

Middleby Corporation (2)	Industrial Products — Foodservice Equipment	Subordinated Debt Common Stock Warrants, 5.5% of Co.(1)	22,354 2,536	22,354 2,536

			24,890	24,890

Mobile Tool International, Inc.	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,699	2,699

New Piper Aircraft, Inc.	Aerospace — Aircraft Manufacturing	Subordinated Debt Common Stock Warrants, 6.5% of Co.(1)	18,356 2,231	18,436 4,832

			20,587	23,268

Numatics, Inc.	Industrial Products — Pneumatic Valves	Senior Debt	31,197	31,197

o2wireless Solutions, Inc. (2)	Telecommunications — Wireless Communications Network Services	Common Stock Warrants, 8.0% of Co.(1)	2,407	4,005

Omnova Solutions, Inc. (2)	Consumer Products — Performance Chemicals and Decorative & Building Products	Subordinated Debt	5,663	5,663

Parts Plus Group	Retail — Auto Parts Distributor	Subordinated Debt Common Stock Warrants, 5.0% of Co.(1) Preferred Stock, Convertible into 1.5% of Co.(1)	4,681 333 556	2,706 — —

			5,570	2,706

Patriot Medical Technologies, Inc.	Service — Repair Services	Senior Debt Subordinated Debt Common Stock Warrants, 15.1% of Co.(1) Preferred Stock, Convertible into 16.1% of Co.	2,315 2,758 612 1,195	2,315 2,825 510 283

			6,880	5,933

Plastech Engineered Products, Inc.	Consumer Products — Automotive Component Systems	Subordinated Debt Common Stock Warrants, 2.1% of Co.(1)	27,290 2,577	27,290 2,577

			29,867	29,867

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,118	2,138

ThreeSixty Sourcing, Ltd.	Service — Provider of Outsourced Management Services	Senior Debt Subordinated Debt Common Stock Warrants, 5.0% of Co.(1)	14,925 18,606 1,386	14,926 18,608 1,386

			34,917	34,920

TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt Common Stock Warrants, 8.7% of Co.(1) Preferred Stock, Convertible into 1.4% of Co.	23,636 4,368 2,900	23,977 7,783 2,900

			30,904	34,660

Tube City, Inc.	Industrial Products — Mill Services	Subordinated Debt Common Stock Warrants, 23.5% of Co.(1)	11,687 3,498	11,933 5,767

			15,185	17,700

Warner Power, LLC	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt Subordinated Debt Common Stock Warrants, 53.1% of Co.(1)	572 4,007 1,629	583 4,070 1,458

			6,208	6,111

Subtotal Non-control / Non-Affiliate Investments			477,267	491,637

CONTROL INVESTMENTS
Auxi Health, Inc.	Healthcare — Home Healthcare	Subordinated Debt Common Stock Warrants, 17.9% of Co.(1) Preferred Stock, Convertible into 55.8% of Co.(1)	14,386 2,784 2,599	14,573 — 1,856

			19,769	16,429

Capital.com, Inc.	Financial Services — Financial Portal	Preferred Stock, Convertible into 85.0% of Co.(1)	1,492	700

Chance Coach, Inc.	Industrial Products — Buses	Senior Debt Subordinated Debt Common Stock Warrants, 43.0% of Co.(1) Redeemable Preferred Stock(1) Preferred Stock, Convertible into 20.0% of Co.(1) Common Stock, 20.4% of Co.(1)	9,615 8,583 4,041 4,616 2,080 1,896	9,655 9,174 3,469 4,616 2,080 1,645

			30,831	30,639

Chromas Technologies Corp. (3)	Industrial Products — Printing Presses	Senior Debt Subordinated Debt Common Stock, 35.0% of Co.(1) Common Stock Warrants, 25.0% of Co.(1) Redeemable Preferred Stock, 40.0% of Co.(1)	11,703 9,789 1,500 1,071 6,258	11,703 9,990 — 987 1,930

			30,321	24,610

Confluence Holdings Corp.	Consumer Products — Canoes & Kayaks	Subordinated Debt Common Stock, less than 0.1% of Co.(1) Common Stock Warrants, 0.4% of Co.(1)	12,596 537 2,163	12,823 — 1,564

			15,296	14,387

Decorative Surfaces International, Inc.	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt Common Stock Warrants, 48.3% of Co.(1) Preferred Stock, Convertible into less than 0.1% of Co.(1)	17,577 4,571 803	17,936 — —

			22,951	17,936

EuroCaribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt Subordinated Debt Common Stock Warrants, 37.1% of Co.(1) Redeemable Preferred Stock(1)	8,674 5,379 1,110 4,302	8,749 3,672 — —

			19,465	12,421

European Touch LTD. II	Industrial Products — Salon Appliances	Senior Debt Subordinated Debt Common Stock Warrants, 71.0% of Co.(1) Common Stock, 29.0% of Co.(1)	9,452 11,282 3,856 1,500	9,452 11,282 3,856 1,500

			26,090	26,090

Fulton Bellows & Components, Inc.	Industrial Products — Bellows	Senior Debt Subordinated Debt Common Stock Warrants, 26.4% of Co.(1) Preferred Stock, Convertible into 48.6% of Co.(1)	15,321 6,602 1,305 5,734	15,324 6,893 1,197 2,617

			28,962	26,031

Iowa Mold Tooling, Inc.	Industrial Products — Specialty Equipment	Subordinated Debt Common Stock, 25.0% of Co.(1) Common Stock Warrants, 46.2% of Co.(1)	26,364 3,200 5,919	26,685 3,200 5,919

			35,483	35,804

JAG Industries, Inc.	Industrial Products — Metal Fabrication & Tablet Manufacturing	Senior Debt Subordinated Debt Common Stock Warrants, 75.0% of Co.(1)	1,002 2,448 505	1,002 2,520 —

			3,955	3,522

Logex Corporation	Transportation — Industrial Gases	Subordinated Debt Common Stock Warrants, 85.2% of Co.(1) Redeemable Preferred Stock	15,942 5,825 2,984	15,947 5,825 2,984

			24,751	24,756

MBT International, Inc.	Wholesale — Musical Instrument Distributor	Senior Debt Subordinated Debt Common Stock Warrants, 30.6% of Co.(1) Preferred Stock, Convertible into 53.1% of Co.(1)	3,300 7,000 1,214 2,250	3,300 7,134 991 1,722

			13,764	13,147

Starcom Holdings, Inc.	Construction — Electrical Contractor	Subordinated Debt Common Stock, 2.6% of Co.(1) Common Stock Warrants, 16.2% of Co.(1)	21,267 616 3,914	21,516 116 3,068

			25,797	24,700

Sunvest Industries, LLC	Consumer Products — Contract Manufacturing	Senior Debt Subordinated Debt Common Stock Warrants, 73.0% of Co.(1) Redeemable Preferred Stock(1)	4,287 5,263 1,518 347	4,287 5,323 1,518 347

			11,415	11,475

Texstars, Inc.	Aerospace — Aviation and Transportation Accessories	Senior Debt Subordinated Debt Common Stock, 39.4% of Co.(1) Common Stock Warrants, 40.5% of Co.(1)	15,055 6,988 1,500 1,542	15,064 6,990 1,500 1,542

			25,085	25,096

The Inca Group	Industrial Products — Steel Products	Subordinated Debt Common Stock, 60.1% of Co.(1) Common Stock Warrants, 24.9% of Co.(1)	16,754 5,100 3,060	16,960 3,967 2,065

			24,914	22,992

Weston ACAS Holdings, Inc.	Service — Environmental Consulting Services	Subordinated Debt Common Stock, 10.0% of Co.(1) Common Stock Warrants, 27.6% of Co.(1) Redeemable Preferred Stock	21,844 1,932 5,246 1,158	21,850 1,932 5,246 1,158

			30,180	30,186

Subtotal Control Investments			390,521	360,921

AFFILIATE INVESTMENTS
Biddeford Textile Corp.	Consumer Products — Electronic Blankets	Senior Debt Common Stock Warrants, 10.0% of Co.(1)	2,746 1,100	2,772 —

			3,846	2,772

IGI, Inc.	Healthcare — Veterinary Vaccines	Subordinated Debt Common Stock Warrants, 17.0% of Co.(1)	5,564 2,003	5,627 1,725

			7,567	7,352

Westwind Group Holdings, Inc.	Service — Restaurants	Common Stock, 10.0% of Co. (1) Preferred Stock, Convertible into less than 0.1% of Co.	— 3,530	— 1,117

			3,530	1,117

Subtotal Affiliate Investments			14,943	11,241

INTEREST RATE SWAP AGREEMENTS
	Pay Fixed / Receive Floating	9 Contracts / Notional Amounts Totaling $102,919	—	(5,218)
	Pay Floating / Receive Floating	8 Contracts / Notional Amounts Totaling $161,246	—	(315)

Subtotal Interest Rate Basis Swap Agreements			—	(5,533)

Totals			$882,731	$858,266

(1)
Non-income producing
(2)
Public company
(3)
Foreign investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Operating income:
Interest and dividend income
Non-Control/Non-Affiliate investments	$72,569	$46,202	$33,773
Control investments	59,017	42,452	24,404
Affiliate investments	1,635	1,480	556
Interest rate swap agreements	(11,153)	(1,848)	—

Total interest and dividend income	122,068	88,286	58,733

Fees
Non-Control/Non-Affiliate investments	9,422	7,234	6,301
Control investments	15,073	8,646	4,838
Affiliate investments	459	71	180

Total fee income	24,954	15,951	11,319

Total operating income	147,022	104,237	70,052

Operating expenses:
Interest	14,321	10,343	9,691
Salaries and benefits	18,621	14,571	11,259
General and administrative	11,531	7,698	6,432

Total operating expenses	44,473	32,612	27,382

Operating income before income taxes	102,549	71,625	42,670
Income tax benefit	—	—	2,000

Net operating income	102,549	71,625	44,670

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	(21,992)	5,962	4,539
Control investments	1,091	—	—
Affiliate investments	160	(593)	—

Total net realized (loss) gain on investments	(20,741)	5,369	4,539

Net unrealized (depreciation) appreciation of investments
Non-Control/Non-Affiliate investments	14,957	(21,778)	28,672
Control investments	(49,726)	(29,804)	(76,352)
Affiliate investments	(256)	(2,542)	(4,995)
Interest rate swap agreements	(26,722)	(4,265)	(907)

Total net unrealized depreciation of investments	(61,747)	(58,389)	(53,582)

Net increase (decrease) in shareholders' equity resulting from operations	$20,061	$18,605	$(4,373)

Net operating income per common share:
Basic	$2.60	$2.27	$2.00
Diluted	$2.57	$2.24	$1.96
Net earnings (loss) per common share:
Basic	$0.51	$0.59	$(0.20)
Diluted	$0.50	$0.58	$(0.20)
Weighted average shares of common stock outstanding:
Basic	39,418	31,487	22,323
Diluted	39,880	32,001	22,748
Dividends declared per share	$2.57	$2.30	$2.17

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

						(Distributions in Excess of) Undistributed Net Realized Earnings
		Common Stock					Unrealized Appreciation (Depreciation) of Investments
	Preferred Stock			Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock			Total Shareholders' Equity
		Shares	Amount
Balance at December 31, 1999	$—	18,252	$183	$255,922	$(23,052)	$1,326	$77,366	$311,745
Issuance of common stock	—	9,430	94	185,224	—	—	—	185,318
Issuance of common stock under stock option plans	—	290	3	6,699	(6,702)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	31	—	742	—	—	—	742
Repayments of notes receivable from sale of common stock	—	—	—	—	2,365	—	—	2,365
Net decrease in shareholders' equity resulting from operations	—	—	—	—	—	49,209	(53,582)	(4,373)
Distributions	—	—	—	—	—	(50,630)	—	(50,630)

Balance at December 31, 2000	$—	28,003	$280	$448,587	$(27,389)	$(95)	$23,784	$445,167
Issuance of common stock	—	8,930	90	226,243	—	—	—	226,333
Issuance of common stock under stock option plans	—	1,045	10	23,413	(23,423)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	39	—	1,048	—	—	—	1,048
Repayments of notes receivable from sale of common stock	—	—	—	—	23,669	—	—	23,669
Net increase in shareholders' equity resulting from operations	—	—	—	—	—	76,994	(58,389)	18,605
Cumulative effect of change in accounting principle	—	—	—	—	—	(6,165)	6,165	—
Distributions	—	—	—	—	—	(74,557)	—	(74,557)

Balance at December 31, 2001	$—	38,017	$380	$699,291	$(27,143)	$(3,823)	$(28,440)	$640,265
Issuance of common stock	—	5,911	59	123,962	—	—	—	124,021
Issuance of common stock under stock option plans	—	484	5	10,570	(9,168)	—	—	1,407
Issuance of common stock under the Dividend Reinvestment Plan	—	38	1	960	—	—	—	961
Repayments of notes receivable from sale of common stock	—	—	—	—	3,911	—	—	3,911
Repurchases of common stock through foreclosures on notes receivable	—	(981)	(10)	(22,633)	23,379	—	—	736
Net increase in shareholders' equity resulting from operations	—	—	—	—	—	81,808	(61,747)	20,061
Distributions	—	—	—	—	—	(103,703)	—	(103,703)

Balance at December 31, 2002	$—	43,469	$435	$812,150	$(9,021)	$(25,718)	$(90,187)	$687,659

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Operating activities:
Net increase (decrease) in shareholders' equity resulting from operations	$20,061	$18,605	$(4,373)
Adjustments to reconcile net increase (decrease) in shareholders' equity resulting from operations to net cash provided by operating activities:
Net unrealized depreciation of investments	61,747	58,389	53,582
Net realized loss (gain) on investments	20,741	(5,369)	(4,538)
Accretion of loan discounts	(12,744)	(9,090)	(4,317)
Increase in accrued payment-in-kind dividends and interest	(21,946)	(15,713)	(5,550)
Collection of loan origination fees	2,072	1,840	—
Amortization of deferred finance costs and debt discount	1,521	718	1,187
Depreciation	821	582	354
Decrease (increase) in interest receivable	1,162	(8,022)	(2,518)
Receipt of note for prepayment penalty	—	—	(884)
Increase in other assets	(1,160)	(2,527)	(558)
Increase (decrease) in other liabilities	199	(2,374)	2,946

Net cash provided by operating activities	72,474	37,039	35,331

Investing activities:
Proceeds from sale of investments	4,880	9,952	2,004
Collection of payment-in-kind notes	2,127	5,008	1,261
Collection of accreted loan discounts	1,229	623	257
Principal repayments	110,324	67,863	30,603
Purchases of investments	(555,983)	(381,758)	(276,138)
Capital expenditures	(1,478)	(1,215)	(1,100)
Repayments of employee notes receivable issued in exchange for common stock	3,911	23,669	2,365
Collection of cash collateral on foreclosed employee notes receivable	736	—	—

Net cash used in investing activities	(434,254)	(275,858)	(240,748)

Financing activities:
Proceeds from asset securitizations	304,720	28,214	87,200
Drawings on (repayments of) revolving credit facility, net	108,147	79,644	(10,543)
Repayment of notes payable	(44,075)	(11,919)	—
Increase in deferred financing costs	(5,871)	(319)	(2,243)
Increase in debt service escrows	(22,364)	(2,385)	(3,384)
Issuance of common stock	125,428	226,333	185,318
Distributions paid	(105,293)	(76,252)	(44,050)

Net cash provided by financing activities	360,692	243,316	212,298

Net increase (decrease) in cash and cash equivalents	(1,088)	4,497	6,881
Cash and cash equivalents at beginning of period	14,168	9,671	2,790

Cash and cash equivalents at end of period	$13,080	$14,168	$9,671

Supplemental Disclosures:
Cash paid for interest	$12,607	$10,047	$7,830
Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$961	$1,048	$742
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$9,168	$23,423	$6,702
Repurchase of common stock through foreclosures on notes receivable	$22,643	$—	$—
Receipt of short term note in exchange for principal repayment of long term note	$—	$—	$8,424

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998
Per Share Data (1)
Net asset value at beginning of the period	$16.84	$15.90	$17.08	$13.80	$13.61

Net operating income	2.60	2.27	2.00	1.79	1.30
Net realized (loss) gain on investments	(0.52)	0.17	0.21	0.20	—
(Decrease) increase in unrealized appreciation on investments	(1.57)	(1.85)	(2.41)	5.08	0.23

Net increase (decrease) in shareholders' equity resulting from operations	0.51	0.59	(0.20)	7.07	1.53
Issuance of common stock	0.80	1.79	0.70	0.71	—
Effect of antidilution (dilution)	0.24	0.86	0.49	(2.76)	—
Distribution of net investment income	(2.57)	(2.30)	(2.17)	(1.74)	(1.34)

Net asset value at end of period	$15.82	$16.84	$15.90	$17.08	$13.80

Per share market value at end of period	$21.59	$28.35	$25.19	$22.75	$17.25
Total return (2)	(15.21)%	22.33%	20.82%	44.36%	2.16%
Shares outstanding at end of period	43,469	38,017	28,003	18,252	11,081
Ratio/Supplemental Data:
Net assets at end of period	$687,659	$640,265	$445,167	$311,745	$152,723
Average net assets	$663,962	$542,716	$378,456	$232,234	$151,688
Average long-term debt outstanding	$416,800	$175,600	$97,600	$48,600	$1,000
Average long-tem debt per common share (1)	$10.57	$5.58	$4.37	$3.54	$0.09
Ratio of operating expenses, net of interest expense, to average net assets	4.54%	4.10%	4.68%	5.02%	5.34%
Ratio of interest expense to average net assets	2.16%	1.91%	2.56%	2.03%	0.04%

Ratio of operating expenses to average net assets	6.70%	6.01%	7.24%	7.05%	5.38%
Ratio of net operating income to average net assets	15.45%	13.20%	11.80%	10.33%	9.43%

(1)
Basic per share data.

(2)
Total return equals the increase (decrease) of the ending market value over the beginning market value plus reinvested dividends, based on the stock price on date of reinvestment, divided by the beginning market value.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1. Organization

        American Capital Strategies, Ltd., a Delaware corporation (the "Company"), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies. On August 29, 1997, the Company completed an initial public offering ("IPO") and became a non-diversified closed end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company ("RIC") as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the "Code"). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies. As a result of the changes, the Company's predominant source of operating income changed from financial performance and advisory fees to interest and dividends earned from investing the Company's assets in debt and equity of businesses. The Company's investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders' equity through appreciation in value of the Company's equity interests.

        The Company is the parent and sole shareholder of American Capital Financial Services, Inc. ("ACFS") and through ACFS continues to provide financial advisory services to businesses, principally the Company's portfolio companies. The Company is headquartered in Bethesda, Maryland, and has offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, and Dallas. The Company's reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly owned subsidiary, ACFS (see Note 13).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States and Article 6 of Regulation S-X of the Code of Federal Regulations.

Consolidation

        Under the investment company rules and regulations, the Company is precluded from consolidating any entity other than another investment company. An exception to these rules requires the Company to consolidate ACFS since it is a wholly owned operating subsidiary whose principal purpose is to provide services to the Company and its portfolio companies rather than for the Company to realize a gain on the sale of ACFS.

Valuation of Investments

        Investments are carried at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which the Company has various degrees of trading restrictions, the Company prepares an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company and the liquidation value of the company's assets. The Company will use weighting of some or all of the above valuation methods. In valuing convertible debt, equity or other securities, the Company will value its equity investment based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount ("OID") to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the company. If the estimated enterprise value is less than the outstanding debt of the company, the Board of Directors will reduce the value of the Company's debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned (see Note 7).

Investment Classification

        As required by the 1940 Act, the Company classifies its investments by the level of control it has over the underlying portfolio companies. As defined in the 1940 Act, "Control Investments" are investments in those companies that the Company is deemed to "Control". "Affiliate Investments" are investments in those companies that are "Affiliated Companies" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control/Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested, if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. The Company is deemed to be an Affiliated Company of a company in which it has invested, if it owns 5% or more and less than 25% of the voting securities of such company.

Cash and Cash Equivalents

        Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

Interest and Dividend Income Recognition

        Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities. Loan origination fees collected upon the funding of a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Dividend income is recognized on the ex-dividend date. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. The Company will place a loan on nonaccrual status if the loan has been impaired as determined by the portfolio company valuation. For loans with payment-in-kind ("PIK") interest features, the Company bases income accruals on the valuation of the PIK notes received from the borrower. If the portfolio company valuation indicates a value of the PIK notes that is not sufficient to cover the contractual interest, the Company will not accrue interest income on the notes.

Fee Income Recognition

        Fees primarily include financial advisory, transaction structuring, financing and prepayment premiums. Financial advisory fees represent amounts received for providing advice and analysis to middle market companies and are recognized as earned based on services provided. Transaction structuring and financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment premiums are recognized as they are received.

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

Derivative Financial Instruments

        The Company may or may not use derivative financial instruments to reduce interest rate risk. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized depreciation of investments during the reporting period.

Distributions to Shareholders

        Distributions to shareholders are recorded on the ex-dividend date.

Federal Income Taxes

        The Company operates to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine "taxable income." The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income. The Company's consolidated operating subsidiary, ACFS, is subject to Federal income tax.

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

Property and Equipment

        Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years.

Management Fees

        The Company is self-managed and therefore does not incur management fees payable to third parties.

Deferred Charges

        Financing costs related to long-term debt are deferred and amortized over the life of the debt using the effective interest method.

Stock-Based Compensation

        The Company applies the intrinsic method of accounting by applying APB No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plan. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company elected to continue to apply the provisions of APB 25 and provide pro forma disclosure of the Company's consolidated net operating income and net increase (decrease) in shareholders' equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123.

Reclassifications

        Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

Concentration of Credit Risk

        The Company places its cash and cash equivalents with major financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company's interest rate swap agreements are with two large commercial financial institutions with debt ratings of A1.

Cumulative Effect of Change in Accounting Principle

        In 2001, The AICPA Audit and Accounting Guide for Investment Companies (the "Guide") was revised and its changes were effective for the Company's 2001 annual financial statements. Under the provisions of the Guide, premiums and discounts on debt securities, including loan origination fees, are required to be amortized or accreted over the life of the investment using the effective interest method. Pursuant to the prior Guide, the Company's previous policy was to recognize loan origination fees when they were collected.

        In adopting this new requirement, the Company calculated the cumulative effect of the change in accounting for origination fees for all loans originated through December 31, 2000, and recorded a $6,165 increase in the value of debt investments and a $6,165 increase in the corresponding debt discount for the fiscal year ended December 31, 2001. In addition, the Company recorded an increase of $6,165 in net unrealized appreciation and a $6,165 decrease in distributions in excess of net realized earnings for the fiscal year ended December 31, 2001. The net impact of these changes resulted in the Company's net asset value remaining unchanged as specified in the guidance. For the year ended December 31, 2001, the Company has recorded $1,840 of origination fees as discounts and accreted $941 of discounts into interest income using the effective interest method. The impact of this change was a decrease in 2001 net operating income of $899, an increase in unrealized depreciation of $1,334, and an increase in net realized gains of $517. Upon early repayment of loans, collections of unamortized discounts are recognized as realized gains.

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FASB Interpretation No. 45 elaborates on the disclosures to be made by guarantors in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements for FASB Interpretation No. 45 are reflected in the Company's consolidated financial statements for the fiscal year ended December 31, 2002. The initial recognition and initial measurement provisions of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

        In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FASB Interpretation No. 46 provides new guidance on the consolidation of certain entities defined as variable interest entities. However, the Company does not believe FASB Interpretation No. 46 will have a material impact on its financial statements because FASB Interpretation No. 46 specifies that any enterprise subject to SEC Regulation S-X Rule 6-03(c)(1) shall not consolidate any entity that is not also subject to that same rule.

        In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 requires expanded disclosure regarding stock-based compensation in the Company's annual and interim financial statements and also provides implementation guidance for an entity electing to adopt fair value accounting for stock-based compensation. The new disclosure requirements are required for fiscal years ending after December 15, 2002. The disclosure requirements for SFAS No. 148 are reflected in the Company's consolidated financial statements for the fiscal year ended December 31, 2002.

Note 3. Investments

        Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $1,248,459 as of December 31, 2002. These securities consist of senior debt, subordinated debt with equity warrants, preferred stock and common stock. The debt securities have effective interest rates ranging from 4.75% to 34.25% and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. The Company's investments in equity warrants, common stock, and certain investments in preferred stock do not produce current income. At December 31, 2002, 15 loans with six portfolio companies with a principal balance of $54,501 were greater than 90 days past due. At December 31, 2002, eleven of the Company's loans with eight portfolio companies with a total principal balance of $73,155 are on non-accrual status.

        The ownership percentages for equity instruments included on the accompanying consolidated schedule of investments reflect the diluted ownership percentages. In cases where the Company is either entitled to receive conditional common stock warrants or required to return common stock warrants if certain performance thresholds are met, the ownership percentages for equity instruments included on the accompanying consolidated schedule of investments reflect the ownership percentages based upon the thresholds met, if any, at the balance sheet date.

        Summaries of the composition of the Company's portfolio of publicly and non-publicly traded securities as of December 31, 2002 and 2001 at cost and fair value are shown in the following table:

	December 31, 2002	December 31, 2001
COST
Senior debt	21.2%	18.3%
Subordinated debt	53.6%	57.7%
Subordinated debt with non-detachable warrants	2.3%	4.5%
Preferred stock	10.4%	4.9%
Common stock warrants	9.2%	12.0%
Common stock	3.3%	2.6%

	December 31, 2002	December 31, 2001
FAIR VALUE
Senior debt	22.2%	18.7%
Subordinated debt	52.6%	58.7%
Subordinated debt with non-detachable warrants	2.4%	4.6%
Preferred stock	6.2%	2.9%
Common stock warrants	14.0%	12.8%
Common stock	2.6%	2.3%

        The following table shows the portfolio composition by industry grouping at cost and at fair value:

	December 31, 2002	December 31, 2001
COST
Industrial Products	35.4%	33.4%
Consumer Products	22.8%	23.6%
Service	6.0%	8.9%
Chemical Products	5.6%	6.0%
Aerospace	4.7%	7.2%
Transportation	4.2%	3.5%
Construction	3.8%	2.9%
Information Technology	3.5%	3.5%
Healthcare	3.5%	3.1%
Food Products	3.5%	2.2%
Wholesale	3.3%	2.7%
Retail	2.9%	2.0%
Financial Services	0.4%	0.5%
Telecommunications	0.2%	0.3%
Media	0.2%	0.2%
	December 31, 2002	December 31, 2001
FAIR VALUE
Industrial Products	32.6%	32.9%
Consumer Products	23.0%	23.9%
Service	9.1%	8.8%
Chemical Products	5.9%	6.1%
Aerospace	4.8%	7.8%
Information Technology	4.4%	4.0%
Transportation	3.8%	3.5%
Wholesale	3.4%	2.8%
Food Products	3.4%	1.5%
Construction	3.3%	2.9%
Retail	2.9%	1.8%
Healthcare	2.8%	2.8%
Financial Services	0.3%	0.5%
Media	0.2%	0.2%
Telecommunications	0.1%	0.5%

        The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2002	December 31, 2001
COST
Mid-Atlantic	25.3%	30.6%
Southwest	23.0%	15.4%
Southeast	17.6%	12.7%
North-Central	14.3%	16.9%
South-Central	9.8%	11.7%
Northeast	5.8%	9.3%
Foreign	4.2%	3.4%
	December 31, 2002	December 31, 2001
FAIR VALUE
Mid-Atlantic	27.5%	31.6%
Southwest	22.9%	15.7%
Southeast	17.9%	12.6%
North-Central	14.0%	16.8%
South-Central	9.5%	11.7%
Northeast	5.4%	8.8%
Foreign	2.8%	2.8%

Note 4. Commitments and Obligations

Borrowings

        The Company's debt obligations consisted of the following as of December 31, 2002 and 2001:

DEBT	December 31, 2002	December 31, 2001
Revolving debt-funding facility	$255,793	$147,646
ACAS Business Loan Trust 2000-1 asset securitization	92,767	103,495
ACAS Business Loan Trust 2002-1 asset securitization	117,259	—
ACAS Business Loan Trust 2002-2 asset securitization	154,145	—

Total	$619,964	$251,141

        The Company, through ACS Funding Trust I ("Trust I"), an affiliated business trust, has a revolving debt-funding facility. On December 30, 2002, the Company received a temporary increase in the aggregate commitment of the revolving debt-funding facility from $225,000 to $275,000. On February 1, 2003, the commitment reverted back to $225,000. The facility expires during April 2003. As of December 31, 2002, this facility was collateralized by Company loans with a principal balance of $467,012. The full amount of principal will be amortized over a 24-month period at the end of the term and interest is payable monthly. Interest on borrowings under this facility is charged at one month LIBOR (1.38% at December 31, 2002) plus 125 basis points. The facility contains covenants that, among other things, require the Company to maintain a minimum net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in certain geographic regions and industries, certain loan grade classifications, certain security interests, and interest payment terms. As of December 31, 2002, the Company was in compliance with its covenants. During the years ended December 31, 2002 and 2001, the Company had weighted average outstanding borrowings under this facility of $155,400 and $66,600, respectively.

        On December 20, 2000, the Company completed a $115,400 asset securitization. In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 ("Trust II"), an affiliated business trust, and contributed to Trust II $153,700 in loans. Subject to certain conditions precedent, the Company will remain servicer of the loans. Simultaneously with the initial contribution, Trust II was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and $38,300 of Class C notes were retained by an affiliate of Trust II. The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. As of December 31, 2000, Trust II had issued all $69,200 of Class A notes, and $18,000 of Class B notes; in January 2001, Trust II issued the remaining $28,200 of the Class B notes. The notes are secured by loans from the Company's portfolio companies with a principal balance of $131,233 as of December 31, 2002. The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007. Early repayments are first applied to the Class A notes, and then to the Class B notes. During the years ended December 31, 2002 and 2001, the weighted average outstanding balance of the Class A and B notes was $98,000 and $109,000, respectively.

        On March 15, 2002, the Company completed a $147,300 asset securitization. In connection with the transaction, the Company established ACAS Business Loan Trust 2002-1 ("Trust III"), an affiliated business trust, and contributed to Trust III $196,300 in loans. Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans. Simultaneously with the initial contribution, Trust III was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by an affiliate of Trust III. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. As of December 31, 2002, the Company had issued all of the Class A and Class B notes. The notes are secured by loans from the Company's portfolio companies with a principal balance of $166,359 as of December 31, 2002. The Class A notes mature on November 20, 2005 and the Class B notes mature on March 20, 2007. Early repayments are first applied to the Class A notes, and then to the Class B notes. During the year ended December 31, 2002, the weighted average outstanding balance of the Class A and B notes was $105,000.

        On August 8, 2002, the Company completed a $157,900 asset securitization. In connection with the transaction, the Company established ACAS Business Loan Trust 2002-2 ("Trust IV"), an affiliated business trust, and contributed to Trust IV $210,500 in loans. Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans. Simultaneously with the initial contribution, Trust IV was authorized to issue $105,300 Class A notes and $52,600 Class B notes to institutional investors and $52,600 of Class C notes were retained by an affiliate of Trust IV. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 160 basis points. As of December 31, 2002, the Company had issued all of the Class A and Class B notes. The notes are secured by loans from the Company's portfolio companies with a principal balance of $207,192 as of December 31, 2002. The Class A notes mature on July 20, 2006 and the Class B notes mature on January 20, 2008. Early repayments are first applied to the Class A notes, and then to the Class B notes. During the year ended December 31, 2002, the weighted average outstanding balance of the Class A and B notes was $58,400.

        The transfer of the assets to the three trusts and the related sale of notes by trusts have been treated as a secured borrowing financing arrangement by the Company under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As required by the terms of the trusts, the Company has entered into interest rate swaps to match the interest rate basis of the assets in the trusts with the interest rate basis of the corresponding debt (see Note 8).

        The weighted average interest rates on all of the Company's borrowings, including amortization of deferred finance costs, for the years ended December 31, 2002, 2001, and 2000 were 3.43%, 5.88%, and 9.93% respectively.

        For the above borrowings, the fair value of the borrowings approximates cost.

        The expected maturity of the Company's debt obligations, excluding debt discounts of $422, as of December 31, 2002 were as follows:

2003	$296,646
2004	43,824
2005	46,493
2006	103,436
2007	109,280
Thereafter	20,707

Total	$620,386

  Commitments

        The Company has non-cancelable operating leases for office space and office equipment. The leases expire over the next eight years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $1,695, $1,507 and $797, respectively.

        Future minimum lease payments under non-cancelable operating leases at December 31, 2002 were as follows:

2003	$1,647
2004	1,631
2005	1,622
2006	1,615
2007	1,663
Thereafter	4,184

Total	$12,362

        At December 31, 2002, the Company had commitments under loan agreements to fund up to $31,510 to ten portfolio companies. These commitments are composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company's portfolio.

        As of December 31, 2002, the Company had debt guarantees that total $11,185 for two portfolio companies that expire through April 2003 of which $6,185 for one portfolio company expired on February 7, 2003. As of December 31, 2002 the Company also had performance guarantees that total $13,100 for two portfolio companies that will expire upon the performance of the portfolio company. The Company generally entered into the performance guarantees to ensure a portfolio company's specific performance under a service contract as required by the respective portfolio company's customer. The Company would be required to perform under the guarantee if the related portfolio company were unable to meet specific requirements under the related contract. Fundings under the guarantees by the Company would constitute a subordinated debt liability of the portfolio company.

Note 5. Stock Option Plan

        The Company's shareholders approved the 1997 Employee Stock Option Plan, the 2000 Employee Stock Option Plan and the 2002 Employee Stock Option Plan (collectively, the "Employee Plans"), which provided for the granting of options to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to employees of the Company. As of December 31, 2002, there are 268 shares available to be granted under the Employee Plans.

        On November 6, 1997, the Board of Directors authorized the establishment of a stock option plan for the non-employee directors (the "1997 Director Plan"). Shareholders at the annual meeting held on May 14, 1998 approved the 1997 Director Plan. The Company received approval of the 1997 Plan from the Securities and Exchange Commission (the "SEC") on May 14, 1999. At December 31, 2002, there are 40 shares available for grant under the 1997 Director Plan. Shareholders at the annual meeting held on May 3, 2000 approved an additional stock option plan for the non-employee directors (the "2000 Director Plan", and collectively with the 1997 Director Plan, the "Director Plans"), which provided for the granting of options to purchase an additional 150 shares of common stock. The Company has not yet received approval of the 2000 Director Plan from the SEC.

        Options granted under the Employee Plans may be either incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options; options granted under the Director Plans are nonstatutory stock options. Only employees of the Company and its subsidiaries are eligible to receive incentive stock options under the Employee Plans. Options under both the Employee Plans and the Director Plans generally vest over a three-year period. Incentive stock options must have a per share exercise price of no less than the fair market value on the date of the grant. Nonstatutory stock options granted under the Employee Plans and the Director Plans must have a per share exercise price of no less than the fair market value on the date of the grant. Options granted under both plans may be exercised for a period of no more than ten years from the date of grant. An employee may exercise unvested stock options, however the employee would be restricted from selling the shares of common stock, and the Company would retain a security interest in the shares of common stock through the vesting date.

        A summary of the status of the Company's stock option plans as of and for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	2,640	$25.52	1,504	$21.97	354	$17.60
Granted	2,449	$26.86	2,335	$26.42	1,529	$22.81
Exercised	(484)	$29.60	(1,045)	$22.84	(290)	$21.53
Canceled	(490)	$24.76	(154)	$22.62	(89)	$20.47

Options outstanding, end of year	4,115	$26.49	2,640	$25.52	1,504	$21.97

Options exercisable at year end	4,094	$26.50	2,616	$25.55	1,464	$21.98

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$17.86 to $20.99	358	9	$19.45	358	$19.45
$21.00 to $22.99	640	9	$22.62	629	$22.63
$23.00 to $25.99	289	8	$25.01	289	$25.01
$26.00 to $28.99	1,670	9	$27.32	1,660	$27.32
$29.00 to $32.07	1,158	9	$29.89	1,158	$29.89

	4,115	9	$26.49	4,094	$26.50

        During 2002, 2001 and 2000, the Company issued 357, 1,045 and 290 shares, respectively, of common stock to employees of the Company, pursuant to option exercises, in exchange for notes receivable totaling $9,168, $23,423 and $6,702, respectively. These transactions were executed pursuant to the Employee Plans, which allow the Company to lend to its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased and are otherwise full recourse loans. Certain of the loans are also secured by pledges of life insurance policies. Interest is charged and paid on such loans at a market rate of interest (See Note 12).

        The Company applies APB No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plan. In accordance with SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company elected to continue to apply the provisions of APB 25 and provide pro forma disclosure of the Company's consolidated net operating income and net increase (decrease) in shareholders' equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123.

        The following table summarizes the pro forma effect of stock options on consolidated net operating income and the increase (decrease) in shareholders' equity resulting from operations:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net operating income
As reported	$102,549	$71,625	$44,670
Stock-based employee compensation, net of tax	(5,842)	(4,772)	(3,243)

Pro forma	$96,707	$66,853	$41,427

Net operating income per common share
Basic as reported	$2.60	$2.27	$2.00

Basic pro forma	$2.45	$2.12	$1.86

Diluted as reported	$2.57	$2.24	$1.96

Diluted pro forma	$2.42	$2.09	$1.82

Net increase (decrease) in shareholders' equity resulting from operations
As reported	$20,061	$18,605	$(4,373)
Stock-based employee compensation, net of tax	(5,842)	(4,772)	(3,243)

Pro forma	$14,219	$13,833	$(7,616)

Net increase (decrease) in shareholders' equity resulting from operations per common share
Basic as reported	$0.51	$0.59	$(0.20)

Basic pro forma	$0.36	$0.44	$(0.34)

Diluted as reported	$0.50	$0.58	$(0.20)

Diluted pro forma	$0.36	$0.43	$(0.34)

        The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase (decrease) in shareholders' equity resulting from operations for future years.

        For options granted during the year ended December 31, 2002, the Company estimated a fair value per option on the date of grant of $2.36 using a Black-Scholes option pricing model and the following assumptions: dividend yield 13.3%, risk-free interest rate 3.8%, expected volatility factor .41, and expected lives of the options of 5 years.

        For options granted during the year ended December 31, 2001, the Company estimated a fair value per option on the date of grant of $5.07 using a Black-Scholes option pricing model and the following assumptions: dividend yield 8.1%, risk-free interest rate 4.3%, expected volatility factor .41, and expected lives of the options of 5 years.

        For options granted during the year ended December 31, 2000, the Company estimated a fair value per option on the date of grant of $4.72 using a Black-Scholes option pricing model and the following assumptions: dividend yield 8.6%, risk-free interest rate 5.0%, expected volatility factor .43, and expected lives of the options of 5 years.

Note 6. Capital Stock

        In January 2003, the Company sold 4,715 shares of common stock in a follow-on equity offering. The net proceeds of the offering of approximately $102,033 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

        In July and November 2002, the Company sold 2,900 and 2,990 shares of common stock, respectively, in two follow-on equity offerings. The net proceeds of the offerings of approximately $124,267 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

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

        The Company declared dividends of $103,703, $74,557 and $50,630, or $2.57, $2.30 and $2.17 per share for the years ended December 31, 2002, 2001 and 2000, respectively. For income tax purposes, the Company's distributions to shareholders were composed of ordinary income for each of the years ended December 31, 2002, 2001 and 2000, respectively.

        On August 29, 1997, the Company completed its IPO and sold 10,382 shares of its common stock at a price of $15.00 per share. Pursuant to the terms of the Company's agreement with the underwriter of the offering, the Company issued 443 common stock warrants ("Warrants") to the underwriter. The Warrants had a term of five years from the date of issuance and were exercisable at a price of $15.00 per share. During 2002 and 2001, the underwriter exercised 15 and 15 of these warrants, respectively. The unexercised Warrants expired on August 29, 2002.

Note 7. Realized (Loss) Gain on Investments

        In September 2002, the Company exited its investment in Goldman Industrial Group ("Goldman") as a result of the sale of certain of Goldman's assets under Section 363 of the Bankruptcy Code. Those assets were related to the sale of Bridgeport Machines, Ltd ("BML") and the intellectual property, brand name, and other intangible assets of Bridgeport Machines, Inc. ("Certain Assets of BMI" and collectively with "BML", the "Bridgeport Assets"). In 2000, the Company made a $30,000 investment consisting of subordinated debt with common stock warrants in Goldman. The Company had recorded an unrealized loss of $3,937 in 2001 and an unrealized loss of $21,246 in 2002 for a cumulative unrealized loss of $25,183 through the second quarter of 2002 to adjust the Company's carrying value to fair value. The Company recognized a net realized loss of $25,578 in 2002 on its investments in $25,000 of the subordinated debt and common stock warrants and recorded an unrealized gain of $3,937 to reverse the previously recorded prior year unrealized loss. Goldman's Bridgeport Assets were purchased by BPT Holdings, Inc. ("BPT"), which was capitalized with $18,000 from the Company in the form of senior debt, preferred stock and common stock and the assumption of the $30,000 subordinated debt from Goldman. Of that $30,000 investment, $5,000 of the Company's investment in Goldman was directly in BML, which was not a party to the Goldman bankruptcy. This investment continues to be recorded at a value of $5,000. The $25,000 balance of the Goldman investment was exchanged for securities in BPT that were deemed to not have any value and were therefore treated as a realized loss.

        During 2002, the Company exited its investment in Decorative Surfaces International, Inc. ("DSI") through a sale of DSI's assets under Section 363 of the Bankruptcy Code. The Company recognized a net realized loss of $1,353 in 2002 on its investments in the subordinated debt, preferred stock, and common stock of DSI, which had a cumulative cost basis of $23,466, and recorded an unrealized gain of $5,352 to reverse the previously recorded prior year unrealized loss. The DSI assets were purchased by American Decorative Surfaces International, Inc. ("ADSI"), which was capitalized by the Company through ADSI's assumption of $24,502 of the Company's subordinated debt investment in DSI at par and by a $13,700 cash investment by the Company in the preferred stock of ADSI.

        During 2002, the Company exited its investment in Middleby Corporation through a sale of its common stock warrants and the prepayment of its subordinated debt. The Company received $28,216 in total proceeds from the sale and recognized a net realized gain of $2,444. The realized gain was comprised of $2,278 of unamortized OID on the subordinated debt and $166 of gain on the common stock warrants.

        During 2002, the Company exited its investment in IGI, Inc. through a sale of its common stock warrants and the prepayment of its subordinated debt. The Company received $8,323 in total proceeds from the sale and recognized a net realized gain of $1,300. The realized gain was comprised of $1,705 of unamortized OID on the subordinated debt, net of a $405 loss on the common stock warrants.

        During 2002, the Company exited its senior debt and common stock warrant investments in Biddeford Textile Corp ("BTC") in connection with a conveyance of BTC's assets under a plan of reorganization under Chapter 11 of the Bankruptcy Code. The Company recognized a net realized loss of $1,100 in 2002 on its senior debt and common stock warrants investment, which had a cost basis of $3,632, and recorded an unrealized gain of $1,100 to reverse the previously recorded prior year unrealized loss. The assets securing the corporation's BTC debt were conveyed to Biddeford Real Estate Holdings, Inc. ("BREH"), which was capitalized by the Company with senior debt and equity investments.

        During 2002, the Company exited its investment in Crosman Corporation through a sale of its common stock warrants and the prepayment of its subordinated debt. The Company received $4,854 in total proceeds from the sale and recognized a net realized gain of $363. The realized gain was comprised of $265 of unamortized OID on the subordinated debt and $98 of gain on the common stock warrants.

        During 2002, the Company exited its investment in JAAGIR, LLC through a sale of its common stock warrants and the prepayment of its subordinated debt. The Company received $3,398 in total proceeds from the sale and recognized a net realized gain of $79. The realized gain was comprised of $150 of unamortized OID on the subordinated debt, net of a $71 loss on the common stock warrants.

        During 2002, the Company also recognized realized gains of $2,425, $673 and $55, respectively, from the realization of unamortized OID on the prepayment of debt by Weston ACAS Holdings, Inc., Omnova Solutions, Inc. and PaR Systems, Inc., respectively. The Company also recognized a realized loss of $37 on the cancellation of common stock warrants in Dixie Trucking Company, Inc. The Company also recognized a realized loss of $40 in 2002 on the sale of common stock of o2wireless Solutions, Inc. through a cashless exercise of the common stock warrants. During 2002, the Company also sold a portion of its shares of common stock in Gladstone Capital Corporation and recognized a realized gain of $29.

        During August and December 2001, the Company exited its investment in Cornell Companies, Inc. ("Cornell") through a sale of its common stock warrants and the prepayment of its subordinated debt. The Company received $31,669 in total proceeds from the sale and recognized a net realized gain of $2,140. The realized gain was comprised of $1,257 of unamortized OID on the subordinated debt and

$883 of gain on the common stock warrants. In conjunction with the sale, the Company also recorded $751 of unrealized depreciation to reverse previously recorded unrealized appreciation.

        During December 2001, the Company sold its investment in BIW Connector Systems, LLC ("BIW"). The Company's investment in BIW included senior debt and senior subordinated debt with common stock warrants. The Company received $8,380 in total proceeds from the sale and recognized a net realized gain of $1,823. The realized gain was comprised of $418 of unamortized OID on the subordinated debt and $1,405 of gain on the common stock warrants. In conjunction with the sale, the Company also recorded $1,416 of unrealized depreciation to reverse previously recorded unrealized appreciation.

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

Note 8. Interest Rate Risk Management

        The Company has entered into interest rate swap agreements with two large commercial banks as part of its strategy to manage interest rate risks and to fulfill its obligation under the terms of its revolving debt funding facility and asset securitizations. The Company uses interest rate swap agreements for hedging and risk management only and not for speculative purposes. Pursuant to these swap agreements, the Company pays either a variable rate equal to the prime lending rate (4.25% and 4.75% at December 31, 2002 and 2001, respectively) and receives a floating rate of the one-month LIBOR (1.38% and 1.88% at December 31, 2002 and 2001, respectively), or pays a fixed rate and receives a floating rate of the one-month LIBOR. At December 31, 2002 and 2001, the swaps had a remaining weighted average maturity of approximately 5.8 and 4.6 years, respectively. At December 31, 2002 and 2001, the fair value of the interest rate swap agreements represented a liability of $32,255 and $5,533, respectively, which are included in investments in the accompanying consolidated balance sheets. The following table presents the notional principal amounts of interest rate swaps by class:

Type of Interest Rate Swap	Number of Contracts	Notional Value at December 31, 2002	Number of Contracts	Notional Value at December 31, 2001
Pay fixed, receive LIBOR floating	19	$441,430	9	$102,919
Pay prime floating, receive LIBOR floating	11	213,999	8	161,246

Total	30	$655,429	17	$264,165

Note 9. Income Taxes

        The Company operates to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income.

        The Company's consolidated operating subsidiary, ACFS, is subject to federal income tax. At December 31, 2002 and 2001, ACFS had a deferred tax asset of $4,120 and $3,938, respectively, that has been fully reserved, and is comprised primarily of net operating loss carry forwards. For the year ended December 31, 2002, ACFS operated at a profit for which the Company used a fully reserved net operating loss carry forward and therefore recorded no income tax provision. ACFS operated at a loss during the years ended December 31, 2001 and 2000. An income tax benefit of $2,000 related to ACFS was recorded during the year ended December 31, 2000. As of December 31, 2002, ACFS has a net operating loss carry forward of $9,836 that expires through 2021.

        The aggregate gross unrealized appreciation of the Company's investments over cost for Federal income tax purposes was $92,778 and $23,199 as of December 31, 2002 and 2001, respectively. The aggregate gross unrealized depreciation of the Company's investments under cost for Federal income tax purposes was $147,051 and $42,131 at December 31, 2002 and 2001, respectively. The net unrealized depreciation over cost was $54,273 and $18,932 at December 31, 2002 and December 31, 2001, respectively. The aggregate cost of securities for Federal income tax purposes was $1,338,180 and $882,731 as of December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had net capital loss carryforwards of $15,683.

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

        During 2002, 2001 and 2000, the Company paid Federal income taxes of $0, $0, $759 and, respectively, on retained realized gains recorded during the tax years ended September 30, 2002, 2001 and 2000. The payments were treated as deemed distributions because taxes were paid on behalf of the shareholders. As a result, the Company did not record income tax expense.

Note 10. Employee Stock Ownership Plan

        The Company maintains an Employee Stock Ownership Plan ("ESOP"), in which all employees of the Company participate and which is fully funded on a pro rata basis by the Company. Contributions are made at the Company's discretion up to the lesser of $30 or 25% of annual compensation expense for each employee. Employees are not fully vested until completing five years of service. For the years ended December 31, 2002, 2001, and 2000, the Company contributed $286, $187, and $179 to the ESOP, respectively, or 3% of total eligible employee compensation.

        The Company sponsors an employee stock ownership trust to act as the depository of employer contributions to the ESOP as well as to administer and manage the actual trust assets that are deposited into the ESOP.

Note 11. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001, and 2000:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Numerator for basic and diluted net operating income per share	$102,549	$71,625	$44,670

Numerator for basic and diluted earnings (loss) per share	$20,061	$18,605	$(4,373)

Denominator for basic weighted average shares	39,418	31,487	22,323
Employee stock options	69	217	80
Contingently issuable shares*	393	282	328
Warrants	—	15	17

Dilutive potential shares	462	514	425

Denominator for diluted weighted average shares	39,880	32,001	22,748

Basic net operating income per common share	$2.60	$2.27	$2.00
Diluted net operating income per common share	$2.57	$2.24	$1.96
Basic earnings (loss) per common share**	$0.51	$0.59	$(0.20)
Diluted earnings (loss) per common share**	$0.50	$0.58	$(0.20)

*
Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

**
Per Statement of Financial Accounting Standard No. 128, the computation of diluted loss per common share excludes the impact of all contingently issuable shares, warrants and stock options that are antidilutive due to the Company reporting a loss.

Note 12. Related Party Transactions

        The Company has provided loans to employees for the exercise of options under the Employee Plans. The loans require the current payment of interest at a market rate, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders' equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. Interest is charged and paid on such loans at a market rate of interest. If the value of the common stock drops to less than the loan balance, the loan maturity will be accelerated and the collateral foreclosed upon. The employee may avoid acceleration and foreclosure by delivering additional collateral to the Company.

        During the year ended December 31, 2002, the Company issued $9,168 in loans to 16 employees for the exercise of options and $467 for related taxes. During the year ended December 31, 2001, the Company issued $23,423 in loans to 33 employees for the exercise of options and $728 for related taxes. During the year ended December 31, 2000, the Company issued $6,702 in loans to 21 employees for the exercise of options and $77 for related taxes. The Company recognized interest income from these loans of $1,174, $1,331 and $1,340 during the years ended December 31, 2002, 2001 and 2000, respectively.

        During 2002, the Company accelerated the maturity of 27 loans to employees totaling $23,379 and foreclosed upon 981 shares of the Company's common stock and $736 of cash collateral securing these loans as a result of under-collateralization caused by the decrease in the value of the Company's stock price. These shares are included in treasury stock and are not included in outstanding shares of common stock.

        In connection with the issuance of the notes in 1999, the Company entered into agreements to purchase split dollar life insurance for three executive officers. The aggregate cost of the split dollar life insurance of $2,811 is being amortized over a ten-year period as long as each executive officer either continues employment or is bound by a non-compete agreement upon termination. During the period the loans are outstanding, the Company has a collateral interest in the cash value and death benefit of these policies as additional security for the loans. Additionally, as long as the policy premium is not fully amortized, the Company has a collateral interest in such items generally equal to the unamortized cost of the policies. In the event of an individual's termination of employment with the Company before the end of such ten-year period, or, his election not to be bound by non-compete agreements, such individual must reimburse the company the unamortized cost of his policy. As of December 31, 2002, two of the executive officers have left the Company, but are bound by non-compete agreements. The loans for these two former executive officers were repaid. For the years ended December 31, 2002 and 2001 and 2000, the Company recorded $281, $284 and $282 of amortization expense on the insurance policies, respectively.

Note 13. Segment Data

        The Company's reportable segments are its investing operations as a business development company ("ACAS") and the financial advisory operations of its wholly owned subsidiary, ACFS. The Company's accounting policies for segments are the same as those described in the "Summary of Significant Accounting Policies".

        The following table presents segment data for the year ended December 31, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$122,065	$3	$122,068
Fee income	1,971	22,983	24,954

Total operating income	124,036	22,986	147,022

Interest	14,321	—	14,321
Salaries and benefits	2,916	15,705	18,621
General and administrative	4,715	6,816	11,531

Total operating expenses	21,952	22,521	44,473

Net operating income	102,084	465	102,549
Net realized loss on investments	(20,741)	—	(20,741)
Net unrealized depreciation of investments	(61,747)	—	(61,747)

Net increase in shareholders' equity resulting from operations	$19,596	$465	$20,061

Total assets	$1,310,181	$8,342	$1,318,523

        The following table presents segment data for the year ended December 31, 2001:

	ACAS	ACFS	Consolidated
Interest and dividend income	$88,286	$—	$88,286
Fee income	1,395	14,556	15,951

Total operating income	89,681	14,556	104,237

Interest	10,343	—	10,343
Salaries and benefits	2,357	12,214	14,571
General and administrative	3,050	4,648	7,698

Total operating expenses	15,750	16,862	32,612

Net operating income (loss)	73,931	(2,306)	71,625
Net realized gain on investments	5,369	—	5,369
Net unrealized depreciation of investments	(58,389)	—	(58,389)

Net increase (decrease) in shareholders' equity resulting from operations	$20,911	$(2,306)	$18,605

Total assets	$887,242	$16,942	$904,184

        The following table presents segment data for the year ended December 31, 2000:

	ACAS	ACFS	Consolidated
Interest and dividend income	$58,733	$—	$58,733
Fee income	3,995	7,324	11,319

Total operating income	62,728	7,324	70,052

Interest	9,691	—	9,691
Salaries and benefits	2,179	9,080	11,259
General and administrative	2,414	4,018	6,432

Total operating expenses	14,284	13,098	27,382

Operating income (loss) before income taxes	48,444	(5,774)	42,670
Income tax benefit	—	2,000	2,000
Net operating income (loss)	48,444	(3,774)	44,670
Realized gain on investments	4,538	1	4,539
Net unrealized depreciation of investments	(53,582)	—	(53,582)

Net decrease in shareholders' equity resulting from operations	$(600)	$(3,773)	$(4,373)

Total assets	$599,364	$14,635	$613,999

Note 14. Other Assets

        The Company's other assets on the accompanying consolidated balance sheets consisted of the following as of December 31, 2002 and 2001:

	December 31, 2002	December 31, 2001
Restricted cash	$28,134	$5,770
Deferred financing costs, net	6,640	2,260
Accounts receivable	4,257	2,712
Property and equipment, net	3,476	2,820
Other	2,925	5,231

Total	$45,432	$18,793

        The Company's restricted cash consists primarily of escrows related to the Company's debt agreements that are restricted for the payment of principal and interest of the Company's long-term debt.

Note 15. Selected Quarterly Data (Unaudited)

        The following tables present the Company's quarterly financial information for the fiscal years ended December 31, 2002 and 2001:

	Three Months Ended March 31, 2002	Three Months Ended June 30, 2002	Three Months Ended September 30, 2002	Three Months Ended December 31, 2002	Year Ended December 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$32,641	$34,178	$39,276	$40,927	$147,022
Net operating income ("NOI")	23,251	24,648	26,698	27,952	102,549
Net increase (decrease) in shareholders' equity resulting from operations	$3,617	$12,252	$(11,524)	$15,716	$20,061
NOI per common share, basic	$0.62	$0.65	$0.66	$0.67	$2.60
NOI per common share, diluted	$0.61	$0.64	$0.66	$0.67	$2.57
(Loss) earnings per common share, basic	$0.10	$0.32	$(0.29)	$0.38	$0.51
(Loss) earnings per common share, diluted	$0.09	$0.32	$(0.29)	$0.37	$0.50
Basic shares outstanding	37,477	37,802	40,269	41,890	39,418
Diluted shares outstanding	38,374	38,712	40,658	41,978	39,880
	Three Months Ended March 31, 2001	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Three Months Ended December 31, 2001	Year Ended December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$22,693	$25,876	$25,440	$30,228	$104,237
Net operating income	15,052	16,033	19,113	21,427	71,625
Net (decrease) increase in shareholders' equity resulting from operations	$(9,902)	$11,251	$(1,632)	$18,888	$18,605
NOI per common share, basic	$0.54	$0.57	$0.56	$0.60	$2.27
NOI per common share, diluted	$0.53	$0.56	$0.55	$0.59	$2.24
(Loss) earnings per common share, basic	$(0.36)	$0.40	$(0.05)	$0.53	$0.59
(Loss) earnings per common share, diluted	$(0.36)	$0.39	$(0.05)	$0.52	$0.58
Basic shares outstanding	27,856	28,331	33,965	35,684	31,487
Diluted shares outstanding	28,278	28,883	34,524	36,254	32,001

Note 16. Subsequent Event

        On March 26, 2003, the Company completed a public offering of its common stock and will receive net proceeds of approximately $143,356 on or about March 31, 2003 in exchange for 6,670 shares of common stock, including the exercise of the underwriters' over-allotment option. The net proceeds of the offering will be used to repay outstanding borrowings under the revolving debt funding facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information in response to this Item is incorporated herein by reference to the information provided in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2003 (the "2003 Proxy Statement") under the headings "ELECTIONS OF DIRECTORS" and "SECTION (16) (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE".

ITEM 11. EXECUTIVE COMPENSATION

        Information in response to this Item is incorporated herein by reference to the information provided in the 2003 Proxy Statement under the heading "COMPENSATION OF EXECUTIVE OFFICERS" and "DIRECTOR COMPENSATION".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information in response to this Item is incorporated herein by reference to the information provided in the 2003 Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information in response to this Item is incorporated herein by reference to the information provided in the 2003 Proxy Statement under the heading "Certain Transactions."

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  List of documents filed as part of this report:

  (1)
  The following financial statements are filed herewith:

  •
  Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001

  •
  Consolidated Schedule of Investments as of December 31, 2002 and December 31, 2001

  •
  Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2002, 2001 and 2000

  •
  Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 31, 2002, 2001 and 2000

  •
  Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2002, 2001 and 2000

  (2)
  The following financial statement schedules are filed herewith:

  •
  Schedule 12-14 Investments in and Advances to Affiliates

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
*10.4
Amendment No. 8 to the Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, First Union Capital Markets Corp., First Union National Bank, Wells Fargo Bank Minnesota, National Association and certain investors named therein, dated as of January 15, 2002, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002.
*10.5
Amendment No. 9 to Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., certain Investors party thereto, Variable Funding Capital Corporation, Wachovia Securities, Inc. (f/k/a First Union Securities, Inc., successor-in-interest to First Union Capital Markets Corp.), Wachovia Bank, National Association (f/k/a First Union National Bank), and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association), dated as of March 29, 2002, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2002 filed August 14, 2002.
*10.6
Amendment No. 10 to Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., certain Investors party thereto, Variable Funding Capital Corporation, Wachovia Securities, Inc. (f/k/a First Union Securities, Inc., successor-in-interest to First Union Capital Markets Corp.), Wachovia Bank, National Association (f/k/a First Union National Bank), and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association), dated as of June 19, 2002, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2002 filed August 14, 2002.
10.7
Amendment No. 11 to Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., certain Investors party thereto, Variable Funding Capital Corporation, Wachovia Securities, Inc. (f/k/a First Union Securities, Inc., successor-in-interest to First Union Capital Markets Corp.), Wachovia Bank, National Association (f/k/a First Union National Bank), and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association), dated as of December 30, 2002.

10.8	Amended, Restated and Substituted VFCC Structured Note in the principal amount of up to $275,000,000, made by ACS Funding Trust I to First Union Securities, Inc., dated as of March 31, 1999.
*10.9
FUNB Structured Note in the principal amount of $30,000,000, made by ACS Funding Trust I in favor of Wachovia Bank, National Association (f/k/a First Union National Bank) dated as of March 31, 1999, incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarter ended June 30, 2002 filed August 14, 2002.
*10.10
ACAS Transfer Agreement between American Capital Strategies, Ltd., and ACAS Funding Trust 2000-1, dated as of December 20, 2000, incorporated herein by reference to Exhibit 10.4 of Form 10-K for the year ended December 31, 2000 filed April 2, 2001.
*10.11
Transfer And Servicing Agreement, among ACAS Business Loan Trust 2000-1, ACAS Business Loan LLC, 2000-1, Wells Fargo Bank Minnesota, National Association, American Capital Strategies, Ltd. dated as of December 20, 2000, incorporated herein by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2000 filed April 2, 2001.
*10.12
Indenture between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust, dated as of December 20, 2000, incorporated herein by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2000 filed April 2, 2001.
*10.13
Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2000-1 by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, incorporated herein by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2000 filed April 2, 2001.
*10.14
ACAS Transfer Agreement, between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2002-1, dated as of March 15, 2002, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002.
*10.15
Transfer And Servicing Agreement, among ACAS Business Loan Trust 2002-1, ACAS Business Loan LLC, 2002-1, American Capital Strategies, Ltd. and Wells Fargo Bank Minnesota, National Association, dated as of March 15, 2002, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002.
*10.16
Indenture, between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust 2002-1, as the Issuer, dated as of March 15, 2002, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002.
*10.17
Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2002-1, by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated as of March 11, 2002, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002.
*10.18
ACAS Transfer Agreement, between American Capital Strategies, Ltd. And ACAS Business Loan, LLC, 2002-2, dated as of August 8, 2002, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2002 filed November 11, 2002.
*10.19
Transfer And Servicing Agreement, among ACAS Business Loan Trust 2002-2, ACAS Business Loan, LLC, 2002-2, ACAS Business Loan, LLC, 2002-2, American Capital Strategies, Ltd., and Wells Fargo Bank Minnesota, National Association, dated as of August 8, 2002, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2002 filed November 11, 2002.

*10.20
Indenture, between ACAS Business Loan Trust, 2002-2 and Wells Fargo Bank Minnesota, National Association, dated as of August 8, 2002, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2002 filed November 11, 2002.
*10.21
Purchase Agreement dated as of August 8, 2002 by and among ACAS Business Loan Trust 2002-2, ACAS Business Loan LLC, 2002-2, Wachovia Securities, Inc., and American Capital Strategies, Ltd., incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2002 filed November 11, 2002.
*10.22
Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2002-2, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended September 30, 2002 filed November 11, 2002.
†*10.23
American Capital Strategies, Ltd., 2000 Employee Stock Option Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000, as amended by Amendment No. 1, in the form filed as Exhibit II to the Definitive Proxy Statement for the 2001 Annual Meeting filed on April 3, 2001.
†*10.24
American Capital Strategies, Ltd., 2000 Disinterested Director Stock Option Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000.
†10.25	Amended and Restated Employment Agreement between the Company and Malon Wilkus, dated as of March 28, 2003
†10.26	Amended and Restated Employment Agreement between the Company and John Erickson, dated as of March 28, 2003
†10.27	Amended and Restated Employment Agreement between the Company and Ira Wagner, dated as of March 28, 2003.
†10.28	Second Amended and Restated Employment Agreement between the Company and Roland Cline, dated as of March 28, 2003
†10.29	Amended and Restated Employment Agreement between the Company and Gordon O'Brien, dated as of March 28, 2003
†10.30	Employment Agreement between the Company and Darin Winn, dated as of March 28, 2003
†*10.31
Stock Option Exercise Agreement between the Company and Malon Wilkus, dated March 7, 2001, incorporated herein by reference to Exhibit 2.i.23 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.
†*10.32
Stock Option Exercise Agreement between the Company and Malon Wilkus, dated March 2, 2001, incorporated herein by reference to Exhibit 2.i.24 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.
†*10.33
Purchase Note by Malon Wilkus in favor of the Company, dated March 7, 2001, incorporated herein by reference to Exhibit 2.i.27 of the Post Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.
†*10.34
Purchase Note by Malon Wilkus in favor of the Company, dated March 2, 2001, incorporated herein by reference to Exhibit 2.i.28 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

*10.35
Strategic Relationship Agreement dated as of September 25, 2001 by and between the Company and Gladstone Capital Corporation, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2001.
*10.36
Release and Covenants Agreement between the Company and Adam Blumenthal dated as of June 7, 2002, incorporated herein by reference to Exhibit 2.i.1 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-89340), filed July 9, 2002.
*10.37
Amended and Restated Split Dollar Agreement between the Company and Adam Blumenthal dated as of June 7, 2002, incorporated herein by reference to Exhibit 2.i.4 of the Post Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-89340), filed July 9, 2002.
*10.38
Form of American Capital Strategies, Ltd. 2002 Employee Stock Option Plan, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2002 Annual Meeting filed on April 12, 2002 (File No. 814-00149).
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

Date: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MALON WILKUS Malon Wilkus	Chairman, President and Chief Executive Officer	March 28, 2003
/s/ JOHN R. ERICKSON John R. Erickson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ MARY C. BASKIN Mary C. Baskin	Director	March 28, 2003
/s/ NEIL M. HAHL Neil M. Hahl	Director	March 28, 2003
/s/ PHILIP R. HARPER Philip R. Harper	Director	March 28, 2003
/s/ STAN LUNDINE Stan Lundine	Director	March 28, 2003
/s/ KENNETH D. PETERSON, JR. Kenneth D. Peterson, Jr.	Director	March 28, 2003
/s/ ALVIN N. PURYEAR Alvin N. Puryear	Director	March 28, 2003

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.
INVESTMENTS IN AND ADVANCES TO AFFILIATES
Fiscal Year Ended December 31, 2002
(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2002	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2002(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2002	Value of Each Item as of December 31, 2002
Controlled Companies
Industrial Products
	Senior debt	$55,403			$54,933
	Subordinated debt	151,878			135,077
	Redeemable preferred stock	36,919			26,440
	Convertible preferred stock	75.7%			15,245
	Common stock warrants (1)	42.3%			28,749
	Common stock (1)	15.9%			8,797

			(1,330)	24,177	269,241

Consumer Products
	Senior debt	30,162			30,162
	Subordinated debt	52,253			47,149
	Convertible preferred stock	94.9%			8,322
	Common stock warrants (1)	27.0%			904
	Common stock (1)	64.3%			7,611

			1,730	5,696	94,148

Service
	Subordinated debt	30,605			30,605
	Redeemable preferred stock	1,462			1,462
	Common stock warrants (1)	25.2%			42,999
	Common stock (1)	8.3%			7,142

			29	6,450	82,208

Chemical Products
	Senior debt	17,747			17,747
	Subordinated debt	32,229			32,284
	Redeemable preferred stock	116			116
	Common stock warrants (1)	46.5%			7,566
	Common stock (1)	41.9%			1,254

			327	6,969	58,967

Transportation
	Senior debt	4,547			4,547
	Subordinated debt	31,989			29,816
	Redeemable preferred stock	8,930			8,406
	Common stock warrants (1)	78.9%			6,101

			(497)	4,253	48,870

Construction
	Senior debt	9,587			9,587
	Subordinated debt	30,356			27,194
	Redeemable preferred stock	1,741			1,741
	Common stock warrants (1)	26.7%			2,278
	Common stock (1)	34.4%			1,526

			(8)	4,143	42,326

AMERICAN CAPITAL STRATEGIES, LTD.
INVESTMENTS IN AND ADVANCES TO AFFILIATES
Fiscal Year Ended December 31, 2002
(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness	Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2002	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2002(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2002	Value of Each Item as of December 31, 2002
Aerospace
Senior debt	14,380			14,380
Subordinated debt	7,136			7,136
Common stock warrants (1)	40.5%			1,542
Common stock (1)	39.4%			1,500

		1,236	3,024	24,558

Healthcare
Senior debt	12,336			14,186
Subordinated debt	15,322			7,893
Convertible preferred stock	54.3%			—
Common stock warrants (1)	17.4%			—

		—	920	22,079

Food Products
Senior debt	9,086			9,144
Subordinated debt	5,505			5,542
Redeemable preferred stock	4,302			—
Common stock warrants (1)	37.1%			—

		—	795	14,686

Wholesale
Senior debt	3,300			3,300
Subordinated debt	7,459			7,545
Convertible preferred stock	48.0%			1,722
Common stock warrants (1)	27.7%			991

		—	1,216	13,558

Other (less than 1%)
Convertible preferred stock (1)	85.0%	—	—	500

Dividends and interest for controlled companies not held at end of period	—	—	1,374	—

Total Controlled Companies		1,487	59,017	671,141

Affiliate Companies
Industrial Products
Senior debt	12,931			12,931
Subordinated debt	22,853			22,853
Redeemable preferred stock	2,250			2,250
Common stock warrants (1)	4.3%			57
Common stock (1)	17.6%			270

			360	38,361

Healthcare
Senior debt	11,693			11,693
Redeemable preferred stock	1,557			1,557
Common stock (1)	7.4%			472

			773	13,722

Service
Redeemable preferred stock	3,598			—
Common stock (1)	10.0%			—

			66	—

Dividends and interest for affiliate companies not held at end of period			436

Total Affiliate Companies			1,635	52,083

Total			$60,652	$723,224

(1)
Non-income producing
(2)
Pursuant to Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio company investments. Accordingly, the amount of equity in net profit/(loss) for the fiscal year ended December 31, 2002 is properly not recorded in the Company's financial statements.

AMERICAN CAPITAL STRATEGIES, LTD.
INVESTMENTS IN AND ADVANCES TO AFFILIATES
Supplementary Schedule of Additions and Subtractions
Fiscal Year Ended December 31, 2002
(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness	Value of Each Item as of December 31, 2001	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2002
Controlled Companies
Industrial Products
Senior debt	$47,136	$32,714	$(24,917)	$54,933
Subordinated debt	83,504	78,530	(26,957)	135,077
Redeemable preferred stock	6,546	26,481	(6,587)	26,440
Convertible preferred stock	4,697	28,512	(17,964)	15,245
Common stock warrants	17,493	16,857	(5,601)	28,749
Common stock	10,312	8,332	(9,847)	8,797

	169,688	191,426	(91,873)	269,241

Consumer Products
Senior debt	4,287	25,954	(79)	30,162
Subordinated debt	36,082	41,869	(30,802)	47,149
Redeemable preferred stock	347	1,413	(1,760)	—
Convertible preferred stock	—	29,473	(21,151)	8,322
Common stock warrants	3,082	182	(2,360)	904
Common stock	—	7,611	—	7,611

	43,798	106,502	(56,152)	94,148

Service
Subordinated debt	21,850	17,605	(8,850)	30,605
Redeemable preferred stock	1,158	304	—	1,462
Common stock warrants	5,246	37,753	—	42,999
Common stock	1,932	5,210	—	7,142

	30,186	60,872	(8,850)	82,208

Chemical Products
Senior debt	—	19,863	(2,116)	17,747
Subordinated debt	—	32,799	(515)	32,284
Redeemable preferred stock	—	116		116
Common stock warrants	—	7,566		7,566
Common stock	—	2,500	(1,246)	1,254

	—	62,844	(3,877)	58,967

Transportation
Senior debt	—	4,632	(85)	4,547
Subordinated debt	15,947	21,600	(7,731)	29,816
Redeemable preferred stock	2,984	5,946	(524)	8,406
Common stock warrants	5,825	4,498	(4,222)	6,101

	24,756	36,676	(12,562)	48,870

Construction
Senior debt	—	10,025	(438)	9,587
Subordinated debt	21,516	9,341	(3,663)	27,194
Redeemable preferred stock	—	1,741	—	1,741
Common stock warrants	3,068	2,278	(3,068)	2,278
Common stock	116	2,204	(794)	1,526

	24,700	25,589	(7,963)	42,326

Aerospace
Senior debt	15,064	—	(684)	14,380
Subordinated debt	6,990	146	—	7,136
Common stock warrants	1,542	—	—	1,542
Common stock	1,500	—	—	1,500

	25,096	146	(684)	24,558

AMERICAN CAPITAL STRATEGIES, LTD.
INVESTMENTS IN AND ADVANCES TO AFFILIATES
Fiscal Year Ended December 31, 2002
(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness	Value of Each Item as of December 31, 2001	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2002
Healthcare
Senior debt	—	14,186	—	14,186
Subordinated debt	14,573	892	(7,572)	7,893
Convertible preferred stock	1,856	—	(1,856)	—

	16,429	15,078	(9,428)	22,079

Food Products
Senior debt	8,749	395	—	9,144
Subordinated debt	3,672	1,893	(23)	5,542

	12,421	2,288	(23)	14,686

Wholesale
Senior debt	3.300	—	—	3,300
Subordinated debt	7,134	411	—	7,545
Convertible preferred stock	1,722	—	—	1,722
Common stock warrants	991	—	—	991

	13,147	411	—	13,558

Other (less than 1%)
Convertible preferred stock	700	—	(200)	500

Total Controlled Companies	360,921	501,832	(191,612)	671,141

Affiliate Companies
Industrial Products
Senior debt	—	13,000	(69)	12,931
Subordinated debt	—	22,957	(104)	22,853
Redeemable preferred stock	—	2,250	—	2,250
Common stock warrants	—	57	—	57
Common stock	—	270	—	270

	—	38,534	(173)	38,361

Healthcare
Senior debt	—	11,750	(57)	11,693
Subordinated debt	5,627	149	(5,776)	—
Redeemable preferred stock	—	1,557	—	1,557
Common stock warrants	1,725	—	(1,725)	—
Common stock	—	472	—	472

	7,352	13,928	(7,558)	13,722

Consumer Products
Senior debt	2,772		(2,772)	—
Common stock warrants	—	1,100	(1,100)	—

	2,772	1,100	(3,872)	—

Service
Redeemable preferred stock	1,117	67	(1,184)	—
Common stock	—	—	—	—

	1,117	67	(1,184)	—

Total Affiliate Companies	11,241	53,629	(12,787)	52,083

Total	$372,162	$555,461	$(204,399)	$723,224

CERTIFICATIONS

I, Malon Wilkus, certify that:

1.
I have reviewed this annual report on Form 10-K of American Capital Strategies, Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ MALON WILKUS Malon Wilkus Chairman of the Board, Chief Executive Officer and President

I, John R. Erickson, certify that:

1.
I have reviewed this annual report on Form 10-K of American Capital Strategies, Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JOHN R. ERICKSON John R. Erickson Executive Vice President, Chief Financial Officer and Secretary

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Dollars in thousands except per share data)
  Item 7a Qualitative and Quantitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
AMERICAN CAPITAL STRATEGIES, LTD. CONSOLIDATED BALANCE SHEETS (In thousands )
AMERICAN CAPITAL STRATEGIES, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued) December 31, 2001 (In thousands)
AMERICAN CAPITAL STRATEGIES LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data )
AMERICAN CAPITAL STRATEGIES, LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands )
AMERICAN CAPITAL STRATEGIES, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands )
AMERICAN CAPITAL STRATEGIES, LTD. CONSOLIDATED FINANCIAL HIGHLIGHTS (Dollars in thousands except per share data )
AMERICAN CAPITAL STRATEGIES, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
AMERICAN CAPITAL STRATEGIES, LTD. INVESTMENTS IN AND ADVANCES TO AFFILIATES Fiscal Year Ended December 31, 2002 (in thousands, except percentages)
AMERICAN CAPITAL STRATEGIES, LTD. INVESTMENTS IN AND ADVANCES TO AFFILIATES Supplementary Schedule of Additions and Subtractions Fiscal Year Ended December 31, 2002 (in thousands, except percentages)
CERTIFICATIONS