Form 10-Q
period 2003-03-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2003-05-15
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of April 1, 2003 was 54,860,000.

AMERICAN CAPITAL STRATEGIES, LTD.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$28,622	$13,080
Investments at fair value (cost of $1,425,908 and $1,334,987, respectively)
Non-Control/Non-Affiliate investments	679,750	557,490
Control investments	603,178	671,141
Affiliate investments	53,579	52,083
Interest rate swaps	(32,729)	(32,255)
Total investments at fair value	1,303,778	1,248,459
Interest receivable	12,112	11,552
Other	49,348	45,432
Total assets	$1,393,860	$1,318,523

Liabilities and Shareholders’ Equity
Revolving credit facility	$174,508	$255,793
Notes payable	312,811	364,171
Accrued dividends payable	—	869
Other	6,717	10,031
Total liabilities	494,036	630,864
Commitments and Contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized, 55,841 and 44,450 issued, and 54,860 and 43,469 outstanding, respectively	549	435
Capital in excess of par value	1,057,447	812,150
Notes receivable from sale of common stock	(9,021)	(9,021)
Distributions in excess of net realized earnings	(23,321)	(25,718)
Net unrealized depreciation of investments	(125,830)	(90,187)
Total shareholders’ equity	899,824	687,659
Total liabilities and shareholders’ equity	$1,393,860	$1,318,523

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2003

(Unaudited)

(In thousands)

Company	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
3SI Security Systems, Inc.	Consumer Products — Banking Security Systems	Subordinated Debt	$12,671	$12,671
		Common Stock Warrants, 6.0% of Co.(1)	565	565
			13,236	13,236

A&M Cleaning Products, Inc.	Consumer Products — Household Cleaning Products	Subordinated Debt	5,299	5,357
		Common Stock Warrants, 26.2% of Co.(1)	2,442	5,115
		Redeemable Preferred Stock	1,859	1,859
			9,600	12,331

A.H. Harris & Sons, Inc.	Wholesale — Construction Material	Subordinated Debt	9,576	9,640
		Common Stock Warrants, 10.0% of Co.(1)	534	394
			10,110	10,034

Academy Events Services LLC	Consumer Products — Tent and Canvas	Senior Debt	17,473	17,473
		Subordinated Debt	6,866	6,866
		Common Stock Warrants, 4.5% of Co.(1)	636	636
		Common Stock, 2.8% of Co.(1)	—	—
		Redeemable Preferred Stock	500	500
			25,475	25,475

ACE Cash Express, Inc.(2)	Financial Services – Retail Financial Services Stores	Subordinated Debt	39,800	39,800

Aerus, LLC	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	228

Alemite Holdings, LLC	Industrial Products — Lubricating Equipment	Subordinated Debt	10,256	10,256
		Common Stock Warrants, 9.0% of Co.(1)	124	124
			10,380	10,380

Atlantech International	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co.	19,792	18,898
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.1% of Co.	1,271	812
			21,063	19,710

Baran Group, Ltd(2)(3)	Telecommunications — Wireless Communications Network Services	Common Stock, 0.4% of Co.(1)	2,373	280

BLI Holdings Corp.	Consumer Products — Personal Care Items	Subordinated Debt	12,953	12,953

CPM Acquisition Corp.	Industrial Products – Process Machinery	Senior Debt	7,164	7,164
		Subordinated Debt	14,841	14,841
		Common Stock Warrants, 16.0% of Co.(1)	2,191	2,191
			24,196	24,196

Case Logic, Inc.	Consumer Products — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.4% of Co.	22,269	22,057
		Common Stock, 0.5% of Co.(1)	—	—
		Redeemable Preferred Stock	435	435
			22,704	22,492

Company	Industry	Investment	Cost	Fair Value
Caswell-Massey Holdings Corp.	Retail — Toiletries	Senior Debt	398	398
		Subordinated Debt	1,965	1,978
		Common Stock Warrants, 24.0% of Co.(1)	552	—
			2,915	2,376

CST Industries, Inc.	Industrial Products — Bolted Steel Tanks	Subordinated Debt	8,136	8,136
		Common Stock Warrants, 13.0% of Co.(1)	1,090	3,823
			9,226	11,959

Cycle Gear, Inc.	Retail — Motor Cycle Accessories	Senior Debt	469	469
		Subordinated Debt	7,712	7,786
		Common Stock Warrants, 50.7% of Co.(1)	973	3,957
		Redeemable Preferred Stock	1,698	1,698
			10,852	13,910

DigitalNet, Inc.	Information Technology — Information Services	Subordinated Debt	11,053	11,053
		Common Stock Warrants, 3.1% of Co.(1)	3,378	3,378
			14,431	14,431

Erie County Plastics Corporation	Consumer Products — Molded Plastics	Subordinated Debt	9,528	9,563
		Common Stock Warrants, 14.8% of Co.(1)	1,170	1,027
			10,698	10,590

Hartstrings, Inc.	Retail — Children’s Apparel	Senior Debt	4,525	4,525
		Subordinated Debt	12,009	12,009
		Common Stock Warrants, 37.5% of Co.(1)	3,572	6,394
			20,106	22,928

Kelly Aerospace, Inc.	Aerospace — General Aviation & Performance Automotive	Senior Debt	5,724	5,724
		Subordinated Debt	9,027	9,027
		Common Stock Warrants, 20.0% of Co.(1)	1,588	1,588
			16,339	16,339

Lion Brewery, Inc.	Consumer Products — Malt Beverages	Subordinated Debt	6,036	6,099
		Common Stock Warrants, 54.0% of Co.(1)	675	7,146
			6,711	13,245

Marcal Paper Mills, Inc.	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt	16,561	16,561
		Subordinated Debt	19,079	19,079
		Common Stock Warrants, 20.0% of Co.(1)	5,001	8,759
			40,641	44,399

MATCOM International Corp.	Information Technology — Information and Engineering Services for Federal Government Agencies	Senior Debt	8,584	8,584
		Subordinated Debt	5,327	5,327
		Common Stock Warrants, 5.7% of Co.(1)	805	805
			14,716	14,716

Mobile Tool International, Inc.	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,698	—

Company	Industry	Investment	Cost	Fair Value
Network for Medical Communication & Research, LLC	Service — Provider of Specialized Medical Educational Programs	Subordinated Debt	15,425	15,425
		Common Stock Warrants, 32.2% of Co.(1)	2,038	25,572
			17,463	40,997

New Piper Aircraft, Inc.	Aerospace — Aircraft Manufacturing	Subordinated Debt	18,695	9,724
		Common Stock Warrants, 8.5% of Co.(1)	2,231	—
		Option to Purchase Common Stock Subject to Certain Restrictions, 40.8% of Co.(1)	—	—
			20,926	9,724

Parts Plus Group	Retail — Auto Parts Distributor	Subordinated Debt	4,525	51
		Common Stock Warrants, 5.0% of Co.(1)	333	—
		Preferred Stock, Convertible into 1.5% of Co.(1)	556	—
			5,414	51

Patriot Medical Technologies, Inc.	Service — Repair Services	Common Stock Warrants, 7.8% of Co.(1)	612	102
		Preferred Stock, Convertible into 4.0% of Co.	1,319	1,319
			1,931	1,421

Petaluma Poultry Processors, Inc.	Food Products — Integrated Producer & Distributor of Organic & Natural Poultry	Senior Debt	5,825	5,825
		Subordinated Debt	17,860	17,860
		Common Stock Warrants, 16.5% of Co.(1)	2,792	5,273
			26,477	28,958

Phillips & Temro Holdings LLC	Industrial Products — Automotive and Heavy Duty Truck Products	Subordinated Debt	4,640	4,640
		Common Stock Warrants, 5.0% of Co.(1)	348	348
			4,988	4,988

Plastech Engineered Products, Inc.	Consumer Products — Automotive Component Systems	Subordinated Debt	9,279	9,279
		Common Stock Warrants, 2.1% of Co.(1)	2,577	7,069
			11,856	16,348

Stravina Operating Company, LLC	Wholesale — Personalized Novelty and Souvenir Items	Subordinated Debt	18,928	18,928
		Common Stock, 4.8% of Co.(1)	1,000	1,000
			19,928	19,928

Technical Concepts, LLC	Consumer Products — Automated Restroom Hygiene Solutions	Senior Debt	18,109	18,109
		Subordinated Debt	13,237	13,237
		Common Stock Warrants, 5.6% of Co.(1)	1,703	1,703
			33,049	33,049

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,261	2,270

ThreeSixty Sourcing, Ltd.	Service — Provider of Outsourced Management Services	Senior Debt	4,500	4,500
		Subordinated Debt	19,231	19,231
		Common Stock Warrants, 4.5% of Co.(1)	1,387	1,387
			25,118	25,118

Company	Industry	Investment	Cost	Fair Value

TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt	24,695	24,857
		Common Stock Warrants, 7.3% of Co.(1)	4,368	13,261
		Redeemable Preferred Stock	524	524
		Preferred Stock, Convertible into 1.1% of Co.	2,742	2,742
			32,329	41,384

Tube City, Inc.	Industrial Products — Mill Services	Subordinated Debt	12,632	12,745
		Common Stock Warrants, 23.5% of Co.(1)	3,498	6,023
			16,130	18,768

UAV Corporation	Consumer Products — Pre-recorded Video, Audio Tapes & Software	Subordinated Debt	13,522	13,522

Vigo Remittance Corp.	Financial Services — Electronic Funds Transfer	Senior Debt	25,373	25,373
		Subordinated Debt	18,687	18,687
		Common Stock Warrants, 5.0% of Co.(1)	1,213	1,213
			45,273	45,273

Visador Holdings Corp.	Construction – Stair Components and Wood Columns	Subordinated Debt	9,525	9,525
		Common Stock Warrants, 5.4% of Co.(1)	462	462
			9,987	9,987

Warner Power, LLC	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt	1,245	1,245
		Subordinated Debt	8,141	8,183
		Common Stock Warrants, 62.5% of Co.(1)	2,246	2,528
			11,632	11,956

Subtotal Non-Control / Non-Affiliate Investments			639,753	679,750

CONTROL INVESTMENTS

Aeriform Corporation	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt	4,856	4,856
		Subordinated Debt	24,460	24,517
		Common Stock Warrants, 50.1% of Co.(1)	4,360	5,346
		Redeemable Preferred Stock	118	118
			33,794	34,837

American Decorative Surfaces International, Inc.	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt	24,502	24,502
		Common Stock, less than 0.1% of Co.(1)	6	—
		Preferred Stock, Convertible into greater than 99.9% of Co.(1)	13,674	4,441
			38,182	28,943

ASC Industries, Inc.	Industrial Products — Aftermarket Automotive Components	Senior Debt	8,236	8,236
		Subordinated Debt	17,861	17,861
		Common Stock Warrants, 33.3% of Co.(1)	6,531	6,531
		Redeemable Preferred Stock	3,543	3,543
			36,171	36,171

Company	Industry	Investment	Cost	Fair Value
Automatic Bar Controls, Inc.	Consumer Products — Beverage Dispensers	Senior Debt	14,435	14,435
		Subordinated Debt	13,959	13,959
		Common Stock, 66.2% of Co.(1)	7,000	7,000
		Common Stock Warrants, 1.7% of Co.(1)	182	182
			35,576	35,576

Auxi Health, Inc.	Healthcare — Home Healthcare	Senior Debt	12,553	12,553
		Subordinated Debt	15,326	9,743
		Common Stock Warrants, 17.4% of Co.(1)	2,732	—
		Preferred Stock, Convertible into 54.3% of Co.(1)	2,599	—
			33,210	22,296

Biddeford Real Estate Holdings, Inc.	Real Estate — Office Building	Senior Debt	2,904	2,904
		Common Stock, 100.0% of Co.(1)	605	605
			3,509	3,509

BPT Holdings, Inc.(3)	Industrial Products — Machine Tools, Metal Cutting Types	Senior Debt	11,345	11,345
		Subordinated Debt	5,087	5,146
		Common Stock, 15.2% of Co.(1)	2,000	—
		Preferred Stock, Convertible into 74.8% of Co.	5,000	3,868
			23,432	20,359

Capital.com, Inc.	Financial Services — Financial Portal	Preferred Stock, Convertible into 85.0% of Co.(1)	1,492	500

Chromas Technologies Corp.(3)	Industrial Products — Printing Presses	Senior Debt	139	139
		Subordinated Debt	17,061	13,065
		Common Stock, 35.0% of Co.(1)	1,500	—
		Common Stock Warrants, 25.0% of Co.(1)	1,071	—
		Redeemable Preferred Stock	6,222	—
		Preferred Stock, Convertible into 40.0% of Co.(1)	6,680	—
			32,673	13,204

Confluence Holdings Corp.	Consumer Products — Canoes & Kayaks	Senior Debt	10,383	10,383
		Subordinated Debt	10,011	10,046
		Redeemable Preferred Stock(1)	6,890	—
		Preferred Stock, Convertible into 75.0% of Co.(1)	3,535	—
		Common Stock, less than 0.1% of Co.(1)	537	—
		Common Stock Warrants, 0.2% of Co.(1)	2,163	722
			33,519	21,151

EuroCaribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt	9,095	9,151
		Subordinated Debt	5,579	5,593
		Common Stock Warrants, 37.1% of Co.(1)	1,110	116
		Redeemable Preferred Stock(1)	4,302	1,312
			20,086	16,172

Company	Industry	Investment	Cost	Fair Value
European Touch LTD. II	Industrial Products — Salon Appliances	Senior Debt	6,251	6,251
		Subordinated Debt	11,728	11,728
		Common Stock, 36.2% of Co.(1)	1,500	3,483
		Common Stock Warrants, 53.8% of Co.(1)	3,683	8,551
			23,162	30,013

Fulton Bellows & Components, Inc.	Industrial Products — Bellows	Senior Debt	13,098	11,378
		Subordinated Debt	6,774	—
		Common Stock Warrants, 7.7% of Co.(1)	1,305	—
		Redeemable Preferred Stock(1)	5,165	—
		Preferred Stock, Convertible into 69.2% of Co.(1)	5,746	—
			32,088	11,378

Halex Corporation	Industrial Products — Flooring Materials	Subordinated Debt	20,145	20,145
		Redeemable Preferred Stock	12,169	12,169
		Preferred Stock, Convertible into 70.4% of Co.	1,463	1,463
			33,777	33,777

Hickson DanChem, Inc.	Chemical Products — Specialty Contract Chemical Manufacturing	Senior Debt	12,498	12,498
		Subordinated Debt	8,353	8,353
		Common Stock, 38.8% of Co.(1)	2,500	56
		Common Stock Warrants, 36.4% of Co.(1)	2,221	2,040
			25,572	22,947

Iowa Mold Tooling, Inc.	Industrial Products — Specialty Equipment	Subordinated Debt	31,021	31,318
		Common Stock, 33.2% of Co.(1)	4,760	524
		Common Stock Warrants, 41.2% of Co.(1)	5,918	4,890
			41,699	36,732

JAG Industries, Inc.	Industrial Products — Metal Fabrication & Tablet Manufacturing	Senior Debt	917	917
		Subordinated Debt	2,504	771
		Common Stock Warrants, 75.0% of Co.(1)	505	—
			3,926	1,688

Logex Corporation	Transportation — Industrial Gases	Subordinated Debt	17,701	17,701
		Common Stock Warrants, 85.4% of Co.(1)	7,454	3,125
		Redeemable Preferred Stock	3,930	—
			29,085	20,826

MBT International, Inc.	Wholesale — Musical Instrument Distributor	Senior Debt	3,245	3,245
		Subordinated Debt	7,521	7,601
		Common Stock Warrants, 27.7% of Co.(1)	1,215	991
		Preferred Stock, Convertible into 48.0% of Co.(1)	2,250	1,722
			14,231	13,559

Company	Industry	Investment	Cost	Fair Value
Optima Bus (formerly Chance Coach, Inc.)	Industrial Products — Buses	Senior Debt	2,081	2,081
		Subordinated Debt	10,139	10,443
		Common Stock, 1.2% of Co.(1)	1,896	—
		Common Stock Warrants, 2.6% of Co.(1)	4,041	1,633
		Preferred Stock, Convertible into 91.2% of Co.(1)	18,748	1,758
			36,905	15,915

PaR Systems, Inc.	Industrial Products — Robotic Systems	Subordinated Debt	20,179	20,179
		Common Stock, 25.0% of Co.(1)	2,500	3,314
		Common Stock Warrants, 41.1% of Co.(1)	4,116	5,458
			26,795	28,951

Precitech, Inc.	Construction — Ultra Precision Machining Systems	Senior Debt	9,740	9,740
		Subordinated Debt	5,160	5,160
		Redeemable Preferred Stock	1,741	1,741
		Common Stock, 43.3% of Co.(1)	2,204	574
		Common Stock Warrants, 44.7% of Co.(1)	2,278	2,211
			21,123	19,426

Stacas Holding, Inc	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	15,255	15,255
		Redeemable Preferred Stock	5,000	2,828
		Common Stock, 18.0% of Co.(1)	—	—
		Common Stock Warrants, 62.0% of Co.(1)	2,869	2,869
			23,124	20,952

Starcom Holdings, Inc.	Construction — Electrical Contractor	Subordinated Debt	27,469	19,989
		Common Stock, 1.3% of Co.(1)	616	—
		Common Stock Warrants, 58.4% of Co.(1)	3,914	—
			31,999	19,989

Sunvest Industries, LLC	Consumer Products — Contract Manufacturing	Senior Debt	4,286	2,643
		Subordinated Debt	5,637	—
		Common Stock Warrants, 73.0% of Co.(1)	1,358	—
		Redeemable Preferred Stock(1)	2,076	—
			13,357	2,643

Texstars, Inc.	Aerospace — Aviation and Transportation Accessories	Senior Debt	14,166	14,166
		Subordinated Debt	7,176	7,176
		Common Stock, 36.0% of Co.(1)	1,500	3,114
		Common Stock Warrants, 37.0% of Co.(1)	1,542	3,201
			24,384	27,657

The Inca Group	Industrial Products — Steel Products	Senior Debt	796	796
		Subordinated Debt	19,256	19,348
		Redeemable Preferred Stock(1)	15,357	7,440
		Common Stock, 2.3% of Co.(1)	5,100	—
		Common Stock Warrants, 95.7% of Co.(1)	3,060	1,259
			43,569	28,843

Company	Industry	Investment	Cost	Fair Value
Weston ACAS Holdings, Inc.	Service — Environmental Consulting Services	Subordinated Debt	5,635	5,635
		Common Stock, 8.3% of Co.(1)	1,932	7,519
		Common Stock Warrants, 22.6% of Co.(1)	5,246	20,481
		Redeemable Preferred Stock	1,529	1,529
			14,342	35,164

Subtotal Control Investments			730,782	603,178

AFFILIATE INVESTMENTS

Futurelogic Group, Inc.	Industrial Products — Embedded Thermal Printer Solutions	Senior Debt	12,936	12,936
		Subordinated Debt	13,017	13,017
		Common Stock, 5.1% of Co.(1)	20	893
		Common Stock Warrants, 2.7% of Co.(1)	—	466
			25,973	27,312

Northwest Coatings Corp.	Industrial Products — Water-based Adhesives and Coatings	Subordinated Debt	9,458	9,458
		Common Stock, 19.3% of Co.(1)	291	291
		Redeemable Preferred Stock	2,764	2,764
			12,513	12,513

Trinity Hospice, LLC	Healthcare — Hospice Care	Senior Debt	11,693	11,693
		Common Stock, 7.4% of Co.(1)	7	472
		Redeemable Preferred Stock	1,589	1,589
			13,289	13,754

Westwind Group Holdings, Inc.	Service — Restaurants	Redeemable Preferred Stock(1)	3,598	—
		Common Stock, 10.0% of Co.(1)	—	—
			3,598	—

Subtotal Affiliate Investments			55,373	53,579

INTEREST RATE SWAP AGREEMENTS

	Pay Fixed/ Receive Floating	21 Contracts Notional Amounts Totaling $424,157	—	(32,618)
	Pay Floating/ Receive Floating	10 Contracts Notional Amounts Totaling $204,633	—	(111)
Subtotal Interest Rate Swap Agreements			—	(32,729)

Totals			$1,425,908	$1,303,778

(1)                                  Non-income producing

(2)                                  Public company

(3)                                  Foreign investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2002

(In thousands)

Company	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
3SI Security Systems, Inc.	Consumer Products — Banking Security Systems	Subordinated Debt	$12,557	$12,557
		Common Stock Warrants, 6.0% of Co.(1)	565	565
			13,122	13,122

A&M Cleaning Products, Inc.	Consumer Products — Household Cleaning Products	Subordinated Debt	5,251	5,313
		Common Stock Warrants, 27.1% of Co.(1)	1,643	2,237
		Redeemable Preferred Stock	2,633	3,244
			9,527	10,794

A.H. Harris & Sons, Inc.	Wholesale — Construction Material	Subordinated Debt	9,553	9,621
		Common Stock Warrants, 10.0% of Co.(1)	534	394
			10,087	10,015

Academy Events Services LLC	Consumer Products — Tent and Canvas	Senior Debt	17,848	17,848
		Subordinated Debt	6,846	6,846
		Common Stock Warrants, 4.5% of Co.(1)	636	636
		Common Stock, 2.8% of Co.(1)	—	—
		Redeemable Preferred Stock	500	500
			25,830	25,830

Aerus, LLC	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	465

Alemite Holdings, LLC	Industrial Products — Lubricating Equipment	Subordinated Debt	10,200	10,200
		Common Stock Warrants, 9% of Co.(1)	124	124
			10,324	10,324

Atlantech International	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co.	19,643	18,743
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.1% of Co.	1,271	812
			20,914	19,555

Baran Group, Ltd(2)	Telecommunications — Wireless Communications Network Services	Common Stock, 0.5% of Co.(1)	2,373	219

BLI Holdings Corp.	Consumer Products — Personal Care Items	Subordinated Debt	12,791	12,791

Case Logic, Inc.	Consumer Products — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co.	21,916	21,709
		Redeemable Preferred Stock	433	433
			22,349	22,142

Caswell-Massey Holdings Corp.	Retail — Toiletries	Senior Debt	454	454
		Subordinated Debt	1,931	1,946
		Common Stock Warrants, 24.0% of Co.(1)	552	—
			2,937	2,400

CST Industries, Inc.	Industrial Products — Bolted Steel Tanks	Subordinated Debt	8,101	8,101
		Common Stock Warrants, 13.0% of Co.(1)	1,090	4,767
			9,191	12,868

Company	Industry	Investment	Cost	Fair Value
Cycle Gear, Inc.	Retail — Motor Cycle Accessories	Senior Debt	516	516
		Subordinated Debt	7,675	7,753
		Common Stock Warrants, 50.7% of Co.(1)	973	3,457
		Redeemable Preferred Stock	1,662	1,662
			10,826	13,388

Erie County Plastics Corporation	Consumer Products — Molded Plastics	Subordinated Debt	9,449	9,488
		Common Stock Warrants, 14.8% of Co.(1)	1,170	1,027
			10,619	10,515

Gladstone Capital Corporation(2)	Financial Services	Common Stock, 2.2% of Co.	3,387	3,687

Hartstrings, Inc.	Retail — Children’s Apparel	Senior Debt	4,678	4,678
		Subordinated Debt	11,934	11,934
		Common Stock Warrants, 37.5% of Co.(1)	3,572	4,993
			20,184	21,605

Kelly Aerospace, Inc.	Aerospace — General Aviation & Performance Automotive	Senior Debt	6,197	6,197
		Subordinated Debt	8,973	8,973
		Common Stock Warrants, 17.5% of Co.(1)	1,588	1,588
			16,758	16,758

Lion Brewery, Inc.	Consumer Products — Malt Beverages	Subordinated Debt	6,020	6,087
		Common Stock Warrants, 54.0% of Co.(1)	675	7,146
			6,695	13,233

Lubricating Specialties Co.	Chemical Products — Lubricant & Grease	Subordinated Debt	14,940	15,030
		Common Stock Warrants, 21.0% of Co.(1)	791	791
			15,731	15,821

Marcal Paper Mills, Inc.	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt	16,558	16,558
		Subordinated Debt	18,603	18,603
		Common Stock Warrants, 20.0% of Co.(1)	5,001	8,759
			40,162	43,920

MATCOM International Corp.	Information Technology — Information and Engineering Services for Federal Government Agencies	Senior Debt	8,769	8,769
		Subordinated Debt	5,213	5,213
		Common Stock Warrants, 5.7% of Co.(1)	805	805
			14,787	14,787

Mobile Tool International, Inc.	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,698	—

New Piper Aircraft, Inc.	Aerospace — Aircraft Manufacturing	Subordinated Debt	18,625	18,683
		Common Stock Warrants, 8.5% of Co.(1)	2,231	1,318
			20,856	20,001

Numatics, Inc.	Industrial Products — Pneumatic Valves	Senior Debt	29,080	29,080

Company	Industry	Investment	Cost	Fair Value
Parts Plus Group	Retail — Auto Parts Distributor	Subordinated Debt	4,523	142
		Common Stock Warrants, 5.0% of Co.(1)	333	—
		Preferred Stock, Convertible into 1.5% of Co.(1)	556	—
			5,412	142

Patriot Medical Technologies, Inc.	Service — Repair Services	Senior Debt	1,781	1,781
		Subordinated Debt	2,830	2,880
		Common Stock Warrants, 7.8% of Co.(1)	612	573
		Preferred Stock, Convertible into 4.0% of Co.	1,294	1,294
			6,517	6,528

Petaluma Poultry Processors, Inc.	Food Products — Integrated Producer & Distributor of Organic & Natural Poultry	Senior Debt	5,971	5,971
		Subordinated Debt	17,778	17,778
		Common Stock Warrants, 16.5% of Co.(1)	2,792	5,273
			26,541	29,022

Phillips & Temro Holdings LLC	Industrial Products — Automotive and Heavy Duty Truck Products	Subordinated Debt	4,632	4,632
		Common Stock Warrants, 7.8% of Co.(1)	348	348
			4,980	4,980

Plastech Engineered Products, Inc.	Consumer Products — Automotive Component Systems	Subordinated Debt	27,640	27,640
		Common Stock Warrants, 2.1% of Co.(1)	2,577	7,069
			30,217	34,709

Stravina Operating Company, LLC	Wholesale — Personalized Novelty and Souvenir Items	Subordinated Debt	18,786	18,786
		Common Stock, 4.8% of Co.(1)	1,000	1,000
			19,786	19,786

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,261	2,271

ThreeSixty Sourcing, Ltd.	Service — Provider of Outsourced Management Services	Senior Debt	8,500	8,500
		Subordinated Debt	19,098	19,098
		Common Stock Warrants, 4.5% of Co.(1)	1,387	1,387
			28,985	28,985

TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt	24,500	24,681
		Common Stock Warrants, 7.3% of Co.(1)	4,368	13,260
		Redeemable Preferred Stock	534	534
		Preferred Stock, Convertible into 1.1% of Co.	2,709	2,709
			32,111	41,184

Tube City, Inc.	Industrial Products — Mill Services	Subordinated Debt	12,680	12,807
		Common Stock Warrants, 23.5% of Co.(1)	3,498	8,423
			16,178	21,230

UAV Corporation	Consumer Products — Pre-recorded Video, Audio Tapes & Software	Subordinated Debt	13,356	13,356

Company	Industry	Investment	Cost	Fair Value
Warner Power, LLC	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt	1,327	1,327
		Subordinated Debt	8,078	8,122
		Common Stock Warrants, 62.5% of Co.(1)	2,246	2,528
			11,651	11,977

Subtotal Non-Control / Non-Affiliate Investments			529,469	557,490

CONTROL INVESTMENTS
Aeriform Corporation	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt	4,999	4,999
		Subordinated Debt	23,930	23,985
		Common Stock Warrants, 50.1% of Co.(1)	4,360	5,345
		Redeemable Preferred Stock	116	116
			33,405	34,445

American Decorative Surfaces International, Inc.	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt	24,502	24,502
		Common Stock, less than 0.1% of Co.(1)	6	6
		Preferred Stock, Convertible into greater than 99.9% of Co.(1)	13,674	8,322
			38,182	32,830

ASC Industries, Inc.	Industrial Products — Aftermarket Automotive Components	Senior Debt	8,234	8,234
		Subordinated Debt	17,789	17,789
		Common Stock Warrants, 33.3% of Co.(1)	6,531	6,531
		Redeemable Preferred Stock	3,329	3,329
			35,883	35,883

Automatic Bar Controls, Inc.	Consumer Products — Beverage Dispensers	Senior Debt	14,432	14,432
		Subordinated Debt	13,888	13,888
		Common Stock, 66.2% of Co.(1)	7,000	7,000
		Common Stock Warrants, 1.7% of Co.(1)	182	182
			35,502	35,502

Auxi Health, Inc.	Healthcare — Home Healthcare	Senior Debt	12,336	14,186
		Subordinated Debt	15,322	7,893
		Common Stock Warrants, 17.4% of Co.(1)	2,732	—
		Preferred Stock, Convertible into 54.3% of Co.(1)	2,599	—
			32,989	22,079

Biddeford Real Estate Holdings, Inc.	Consumer Products — Electronic Blankets	Senior Debt	2,944	2,944
		Common Stock, 100.0% of Co.(1)	605	605
			3,549	3,549

BPT Holdings, Inc.(3)	Industrial Products — Machine Tools, Metal Cutting Types	Senior Debt	11,191	11,191
		Subordinated Debt	4,863	4,923
		Common Stock, 15.2% of Co.(1)	2,000	2,000
		Preferred Stock, Convertible into 74.8% of Co.	5,000	5,000
			23,054	23,114

Company	Industry	Investment	Cost	Fair Value
Capital.com, Inc.	Financial Services — Financial Portal	Preferred Stock, Convertible into 85.0% of Co.(1)	1,492	500

Chance Coach, Inc.	Industrial Products — Buses	Senior Debt	2,081	2,081
		Subordinated Debt	9,863	10,166
		Common Stock, 1.2% of Co.(1)	1,896	—
		Common Stock Warrants, 2.6% of Co.(1)	4,041	1,873
		Preferred Stock, Convertible into 91.2% of Co.(1)	18,748	8,804
			36,629	22,924

Chromas Technologies Corp.(3)	Industrial Products — Printing Presses	Senior Debt	13,535	13,064
		Subordinated Debt	9,742	—
		Common Stock, 35.0% of Co.(1)	1,500	—
		Common Stock Warrants, 25.0% of Co.(1)	1,071	—
		Preferred Stock, Convertible into 40.0% of Co.(1)	6,680	—
			32,528	13,064

Confluence Holdings Corp.	Consumer Products — Canoes & Kayaks	Senior Debt	8,500	8,500
		Subordinated Debt	8,228	8,265
		Redeemable Preferred Stock(1)	6,890	—
		Preferred Stock, Convertible into 75.0% of Co.(1)	3,535	—
		Common Stock, less than 0.1% of Co.(1)	537	—
		Common Stock Warrants, 0.2% of Co.(1)	2,163	722
			29,853	17,487
EuroCaribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt	9,086	9,144
		Subordinated Debt	5,505	5,542
		Common Stock Warrants, 37.1% of Co.(1)	1,110	—
		Redeemable Preferred Stock(1)	4,302	—
			20,003	14,686

European Touch LTD. II	Industrial Products — Salon Appliances	Senior Debt	6,546	6,546
		Subordinated Debt	11,621	11,621
		Common Stock, 26.1% of Co.(1)	1,500	3,483
		Common Stock Warrants, 63.9% of Co.(1)	3,683	8,551
			23,350	30,201

Fulton Bellows & Components, Inc.	Industrial Products — Bellows	Senior Debt	12,671	12,671
		Subordinated Debt	6,766	681
		Common Stock Warrants, 7.7% of Co.(1)	1,305	—
		Redeemable Preferred Stock(1)	5,206	—
		Preferred Stock, Convertible into 69.2% of Co.(1)	5,975	—
			31,923	13,352

Halex Corporation	Industrial Products — Flooring Materials	Subordinated Debt	19,941	19,941
		Redeemable Preferred Stock	11,991	11,991
		Preferred Stock, Convertible into 70.4% of Co.	1,441	1,441
			33,373	33,373

Company	Industry	Investment	Cost	Fair Value
Hickson DanChem, Inc.	Chemical Products — Specialty Contract Chemical Manufacturing	Senior Debt	12,748	12,748
		Subordinated Debt	8,299	8,299
		Common Stock, 41.9% of Co.(1)	2,500	1,254
		Common Stock Warrants, 39.3% of Co.(1)	2,221	2,221
			25,768	24,522

Iowa Mold Tooling, Inc.	Industrial Products — Specialty Equipment	Subordinated Debt	30,262	30,548
		Common Stock, 25.0% of Co.(1)	4,236	—
		Common Stock Warrants, 46.3% of Co.(1)	5,918	4,890
			40,416	35,438

JAG Industries, Inc.	Industrial Products — Metal Fabrication & Tablet Manufacturing	Senior Debt	967	967
		Subordinated Debt	2,499	771
		Common Stock Warrants, 75.0% of Co.(1)	505	—
			3,971	1,738

Logex Corporation	Transportation — Industrial Gases	Subordinated Debt	16,951	16,951
		Common Stock Warrants, 85.4% of Co.(1)	7,454	3,232
		Redeemable Preferred Stock	3,930	3,406
			28,335	23,589

MBT International, Inc.	Wholesale — Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,459	7,545
		Common Stock Warrants, 27.7% of Co.(1)	1,215	991
		Preferred Stock, Convertible into 48.0% of Co.(1)	2,250	1,722
			14,224	13,558

Network for Medical Communication & Research, LLC	Service — Provider of Specialized Medical Educational Programs	Subordinated Debt	15,944	15,944
		Common Stock Warrants, 31.9% of Co.(1)	2,038	23,544
			17,982	39,488

PaR Systems, Inc.	Industrial Products — Robotic Systems	Subordinated Debt	19,479	19,479
		Common Stock, 25.8% of Co.(1)	2,500	3,314
		Common Stock Warrants, 42.5% of Co.(1)	4,116	5,458
			26,095	28,251

Precitech, Inc.	Construction — Ultra Precision Machining Systems	Senior Debt	9,587	9,587
		Subordinated Debt	5,124	5,124
		Redeemable Preferred Stock	1,741	1,741
		Common Stock, 43.3% of Co.(1)	2,204	1,526
		Common Stock Warrants, 44.7% of Co.(1)	2,278	2,278
			20,934	20,256

Stacas Holding, Inc.	Transportation — Overnight Shorthaul Delivery	Senior Debt	4,547	4,547
		Subordinated Debt	15,038	15,038
		Redeemable Preferred Stock	5,000	2,827
		Common Stock, 18.0% of Co.(1)	—	—
		Common Stock Warrants, 62.0% of Co.(1)	2,869	2,869
			27,454	25,281

Company	Industry	Investment	Cost	Fair Value
Starcom Holdings, Inc.	Construction — Electrical Contractor	Subordinated Debt	25,232	22,070
		Common Stock, 2.6% of Co.(1)	616	—
		Common Stock Warrants, 16.2% of Co.(1)	3,914	—
			29,762	22,070

Sunvest Industries, LLC	Consumer Products — Contract Manufacturing	Senior Debt	4,286	4,286
		Subordinated Debt	5,635	494
		Common Stock Warrants, 73.0% of Co.(1)	1,358	—
		Redeemable Preferred Stock(1)	1,760	—
			13,039	4,780

Texstars, Inc.	Aerospace — Aviation and Transportation Accessories	Senior Debt	14,380	14,380
		Subordinated Debt	7,136	7,136
		Common Stock, 39.4% of Co.(1)	1,500	1,500
		Common Stock Warrants, 40.5% of Co.(1)	1,542	1,542
			24,558	24,558

The Inca Group	Industrial Products — Steel Products	Senior Debt	179	179
		Subordinated Debt	19,052	19,158
		Redeemable Preferred Stock(1)	15,357	11,120
		Common Stock, 2.3% of Co.(1)	5,100	—
		Common Stock Warrants, 95.7% of Co.(1)	3,060	1,446
			42,748	31,903

Weston ACAS Holdings, Inc.	Service — Environmental Consulting Services	Subordinated Debt	14,661	14,661
		Common Stock, 8.3% of Co.(1)	1,932	7,142
		Common Stock Warrants, 22.6% of Co.(1)	5,246	19,455
		Redeemable Preferred Stock	1,462	1,462
			23,301	42,720

Subtotal Control Investments			750,302	671,141

AFFILIATE INVESTMENTS

Futurelogic Group, Inc.	Industrial Products — Embedded Thermal Printer Solutions	Senior Debt	12,931	12,931
		Subordinated Debt	12,937	12,937
		Common Stock, 5.1% of Co.(1)	20	20
		Common Stock Warrants, 2.7% of Co.(1)	—	—
			25,888	25,888

Northwest Coatings Corp.	Industrial Products — Water-based Adhesives and Coatings	Subordinated Debt	9,916	9,916
		Common Stock, 18.6% of Co.(1)	250	250
		Common Stock Warrants, 4.3% of Co.(1)	57	57
		Redeemable Preferred Stock	2,250	2,250
			12,473	12,473

Trinity Hospice, LLC	Healthcare — Hospice Care	Senior Debt	11,693	11,693
		Common Stock, 7.4% of Co.(1)	7	472
		Redeemable Preferred Stock	1,557	1,557
			13,257	13,722

Company	Industry	Investment	Cost	Fair Value
Westwind Group Holdings, Inc.	Service — Restaurants	Redeemable Preferred Stock(1)	3,598	—
		Common Stock, 10.0% of Co.(1)	—	—
			3,598	—

Subtotal Affiliate Investments			55,216	52,083

INTEREST RATE SWAP AGREEMENTS
	Pay Fixed/ Receive Floating	19 Contracts Notional Amounts Totaling $441,430	—	(32,169)

	Pay Floating/ Receive Floating	11 Contracts Notional Amounts Totaling $213,999	—	(86)

Subtotal Interest Rate Swap Agreements			—	(32,255)

Totals			$1,334,987	$1,248,459

(1)                                  Non-income producing

(2)                                  Public company

(3)                                  Foreign investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$19,901	$17,014
Control investments	17,004	12,133
Affiliate investments	1,476	463
Interest rate swap agreements	(3,676)	(1,342)
Total interest and dividend income	34,705	28,268
Fees
Non-Control/Non-Affiliate investments	6,859	670
Control investments	1,498	3,703
Affiliate investments	2	—
Total fee income	8,359	4,373
Total operating income	43,064	32,641
OPERATING EXPENSES:
Interest	4,011	2,236
Salaries and benefits	4,674	4,325
General and administrative	3,616	2,829
Total operating expenses	12,301	9,390
NET OPERATING INCOME	30,763	23,251
Net realized gain on investments
Non-Control/Non-Affiliate investments	3,191	57
Control investments	714	—
Affiliate investments	—	—
Total net realized gain on investments	3,905	57
Net unrealized (depreciation) appreciation of investments
Non-Control/Non-Affiliate investments	(9,544)	(13,624)
Control investments	(26,964)	(8,175)
Affiliate investments	1,339	—
Interest rate swap agreements	(474)	2,108
Total net unrealized depreciation of investments	(35,643)	(19,691)
NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$(975)	$3,617

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.65	$0.62
Diluted	$0.65	$0.61
NET EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(.02)	$0.10
Diluted	$(.02)	$0.09
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	47,393	37,477
Diluted	47,578	38,374
DIVIDENDS DECLARED PER COMMON SHARE	$0.67	$0.59

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock			Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	(Distributions in Excess of) Undistributed Net Realized Earnings	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity

		Common Stock
		Shares	Amount

Balance at December 31, 2001	$—	38,017	$380	$699,291	$(27,143)	$(3,823)	$(28,440)	$640,265
Issuance of common stock	—	7	—	112	—	—	—	112
Issuance of common stock under stock option plans	—	280	3	6,840	(6,843)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	11	—	315	—	—	—	315
Repayments of notes receivable from sale of common stock	—	—	—	—	1,781	—	—	1,781
Net increase (decrease) in shareholders’ equity resulting from operations	—	—	—	—	—	23,308	(19,691)	3,617
Distributions	—	—	—	—	—	(23,000)		(23,000)

Balance at March 31, 2002	$—	38,315	$383	$706,558	$(32,205)	$(3,515)	$(48,131)	$623,090

Balance at December 31, 2002	$—	43,469	$435	$812,150	$(9,021)	$(25,718)	$(90,187)	$687,659
Issuance of common stock	—	11,385	114	245,161	—	—	—	245,275
Issuance of common stock under the Dividend Reinvestment Plan	—	6	—	136	—	—	—	136
Net increase (decrease) in shareholders’ equity resulting from operations	—	—	—	—	—	34,668	(35,643)	(975)
Distributions	—	—	—	—	—	(32,271)	—	(32,271)

Balance at March 31, 2003	$—	54,860	$549	$1,057,447	$(9,021)	$(23,321)	$(125,830)	$899,824

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Operating activities:
Net increase (decrease) in shareholders’ equity resulting from operations	$(975)	$3,617
Adjustments to reconcile net increase (decrease) in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized depreciation of investments	35,643	19,691
Net realized gain on investments	(3,905)	(57)
Accretion of loan discounts	(3,755)	(3,143)
Accrued payment-in-kind dividends and interest	(5,727)	(5,203)
Collection of loan origination fees	839	370
Amortization of deferred finance costs and debt discount	811	83
Depreciation	260	102
Increase in interest receivable	(560)	(1,109)
Increase in other assets	(1,020)	(1,709)
Decrease in other liabilities	(3,314)	(1,610)
Net cash provided by operating activities	18,297	11,032

Investing activities:
Proceeds from sale of investments	4,343	—
Collection of payment-in-kind notes	450	—
Collection of accreted loan discounts	741	—
Principal repayments	95,691	3,038
Purchases of investments	(178,881)	(105,761)
Capital expenditures	(540)	(162)
Repayments of employee notes receivable issued in exchange for common stock	—	1,781
Net cash used in investing activities	(78,196)	(101,104)

Financing activities:
Proceeds from asset securitizations	—	147,297
Repayments of revolving credit facility, net	(81,285)	(39,756)
Repayment of notes payable	(51,379)	(6,116)
Increase in deferred financing costs	(461)	(2,457)
(Increase) decrease in debt service escrows	(3,705)	3,885
Issuance of common stock	245,275	112
Distributions paid	(33,004)	(26,105)
Net cash provided by financing activities	75,441	76,860

Net increase (decrease) in cash and cash equivalents	15,542	(13,212)
Cash and cash equivalents at beginning of period	13,080	14,168
Cash and cash equivalents at end of period	$28,622	$956

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$136	$315
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$6,843

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

(Dollars in thousands except per share data)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Per Share Data(1)
Net asset value at beginning of the period	$15.82	$16.84
Net operating income	0.65	0.62
Net realized gain on investments	0.08	—
Increase in net unrealized depreciation on investments	(0.75)	(0.53)
Net increase (decrease) in shareholders’ equity resulting from operations	(0.02)	0.09
Issuance of common stock	1.19	0.01
Effect of antidilution (dilution)	0.08	0.28
Distribution of net investment income	(0.67)	(0.59)
Net asset value at end of period	$16.40	$16.63

Per share market value at end of period	$22.40	$30.96
Total return(2)	6.9%	11.3%
Shares outstanding at end of period	54,860	38,315
Ratio/Supplemental Data:
Net assets at end of period	$899,860	$623,090
Average net assets	$793,742	$631,678
Average long-term debt outstanding	$507,029	$276,400
Average long-tem debt per common share(1)	$10.70	$7.38
Ratio of operating expenses, net of interest expense, to average net assets	1.04%	1.13%
Ratio of interest expense to average net assets	0.51%	0.35%
Ratio of operating expenses to average net assets	1.55%	1.48%
Ratio of net operating income to average net assets	3.88%	3.68%

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

Note 2.  Organization

American Capital Strategies, Ltd., a Delaware corporation (the “Company”), was incorporated in 1986 to provide financial advisory services to and invest in middle market companies. On August 29, 1997, the Company completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies. As a result of the changes, the Company’s predominant source of operating income changed from financial performance and advisory fees to interest and dividends earned from investing the Company’s assets in debt and equity of businesses. The Company’s investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders’ equity through appreciation in value of the Company’s equity interests.

The Company is the parent and sole shareholder of American Capital Financial Services, Inc. (“ACFS”) and through ACFS continues to provide financial advisory services to businesses, principally the Company’s portfolio companies. The Company is headquartered in Bethesda, Maryland, and has offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, and Dallas. The Company’s reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly owned subsidiary, ACFS.

Note 3.  Investments

Investments are carried at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which the Company has various degrees of trading restrictions, the Company prepares an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company and the liquidation value of the company’s assets. The Company will use weighting of some or all of the above valuation methods. In valuing convertible debt, equity or other securities, the Company will value its equity investment based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Company will value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the company. If the estimated enterprise value is less than the outstanding debt of the company, the Company will reduce the value of the Company’s debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

As required by the 1940 Act, the Company classifies its investments by the level of control it has over the underlying portfolio companies. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control”. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested, if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. The Company is deemed to be an Affiliated Company of a company in which it has invested, if it owns 5% or more and less than 25% of the voting securities of such company.

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $1,303,778 as of March 31, 2003. These securities consist of senior debt, subordinated debt generally with detachable equity warrants, preferred stock and common stock. The debt securities have effective interest rates ranging from 4.75% to 34.25% and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. The Company’s investments in equity warrants, common stock, and certain investments in preferred stock do not produce current income. At March 31, 2003, loans with one portfolio company, excluding loans on non-accrual status, with a principal balance of $14,156 were greater than 90 days past due. At March 31, 2003, loans with eight portfolio companies with a total principal balance of $91,927 are on non-accrual status.

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

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities. Loan origination fees collected upon the funding of a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Dividend income is recognized on the ex-dividend date. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  The Company will assess the collectibility of the interest based on many factors including the portfolio company’s ability to service the Company’s loan based on current and projected cash flows.  For loans with payment-in-kind (“PIK”) interest features, the Company bases income accruals on the valuation of the PIK notes received from the borrower. If the portfolio company valuation indicates a value of the PIK notes that is not sufficient to cover the contractual interest, the Company will not accrue interest income on the notes.

Summaries of the composition of the Company’s portfolio of publicly and non-publicly traded securities as of March 31, 2003 and December 31, 2002 at cost and fair value are shown in the following table:

	March 31, 2003	December 31, 2002
COST
Senior debt	19.7%	21.2%
Subordinated debt	55.7%	53.6%
Subordinated debt with non-detachable warrants	3.0%	2.3%
Preferred stock	10.4%	10.4%
Common stock warrants	8.4%	9.2%
Common stock	2.8%	3.3%

	March 31, 2003	December 31, 2002
FAIR VALUE
Senior debt	20.8%	22.2%
Subordinated debt	56.0%	52.6%
Subordinated debt with non-detachable warrants	3.1%	2.4%
Preferred stock	4.4%	6.2%
Common stock warrants	13.5%	14.0%
Common stock	2.2%	2.6%

The following table shows the portfolio composition by industry grouping at cost and at fair value:

	March 31, 2003	December 31, 2002
COST
Industrial Products	33.2%	35.4%
Consumer Products	22.5%	22.8%
Financial Services	6.1%	0.4%
Service	4.4%	6.0%
Construction	4.4%	3.8%
Aerospace	4.3%	4.7%
Information Technology	4.3%	3.5%
Chemical Products	4.1%	5.6%
Transportation	3.7%	4.2%
Healthcare	3.3%	3.5%
Food Products	3.3%	3.5%
Wholesale	3.1%	3.3%
Retail	2.8%	2.9%
Real Estate	0.2%	0.0%
Media	0.2%	0.2%
Telecommunications	0.1%	0.2%

	March 31, 2003	December 31, 2002
FAIR VALUE
Industrial Products	29.8%	32.6%
Consumer Products	22.9%	23.0%
Service	7.7%	9.1%
Financial Services	6.4%	0.3%
Information Technology	5.3%	4.4%
Chemical Products	4.3%	5.9%
Aerospace	4.0%	4.8%
Food Products	3.4%	3.4%
Construction	3.7%	3.3%
Wholesale	3.3%	3.4%
Transportation	3.1%	3.8%
Retail	2.9%	2.9%
Healthcare	2.7%	2.8%
Real Estate	0.3%	0.0%
Media	0.2%	0.2%
Telecommunications	0.0%	0.1%

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2003	December 31, 2002
COST
Mid-Atlantic	20.2%	25.3%
Southwest	23.1%	23.0%
Southeast	20.4%	17.6%
North-Central	17.6%	14.3%
South-Central	9.2%	9.8%
Northeast	5.6%	5.8%
Foreign	3.9%	4.2%

	March 31, 2003	December 31, 2002
FAIR VALUE
Mid-Atlantic	22.4%	27.5%
Southwest	23.3%	22.9%
Southeast	20.8%	17.9%
North-Central	17.0%	14.0%
South-Central	9.1%	9.5%
Northeast	4.9%	5.4%
Foreign	2.5%	2.8%

Note 4.  Borrowings

The Company’s debt obligations consisted of the following as of March 31, 2003 and December 31, 2002:

DEBT	March 31, 2003	December 31, 2002
Revolving debt-funding facility	$174,508	$255,793
ACAS Business Loan Trust 2000-1 asset securitization	76,030	92,767
ACAS Business Loan Trust 2002-1 asset securitization	99,482	117,259
ACAS Business Loan Trust 2002-2 asset securitization	137,299	154,145
Total	$487,319	$619,964

The Company, through ACS Funding Trust I, an affiliated business trust, has a revolving debt-funding facility. On December 30, 2002, the Company received a temporary increase in the aggregate commitment of the revolving debt-funding facility from $225,000 to $275,000. On February 1, 2003, the commitment reverted back to $225,000.  On March 25, 2003, the facility was amended to increase the aggregate commitment back to $275,000 through the term date of the facility of May 15, 2003.

The weighted average debt balance for the three months ended March 31, 2003 and March 31, 2002 was $507,029 and $276,400, respectively.  The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2003 and 2002 was 3.16%, and 3.24%, respectively.

Note 5.  Stock Options

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

The following table summarizes the pro forma effect of stock options on consolidated net operating income and the increase (decrease) in shareholders’ equity resulting from operations:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net operating income
As reported	$30,763	$23,251
Stock-based employee compensation, net of tax	(1,577)	(1,219)
Pro forma	$29,186	$22,032

Net operating income per common share
Basic as reported	$0.65	$0.62

Basic pro forma	$0.62	$0.59

Diluted as reported	$0.65	$0.61

Diluted pro forma	$0.61	$057

Net increase (decrease) in shareholders’ equity resulting from operations
As reported	$(975)	$3,617
Stock-based employee compensation, net of tax	(1,577)	(1,219)
Pro forma	$(2,552)	$2,398

Net increase (decrease) in shareholders’ equity resulting from operations per common share
Basic as reported	$(0.02)	$0.10

Basic pro forma	$(0.05)	$0.06

Diluted as reported	$(0.02)	$0.09

Diluted pro forma	$(0.05)	$0.06

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase (decrease) in shareholders’ equity resulting from operations for future periods.

Note 6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Numerator for basic and diluted net operating income per share	$30,763	$23,251

Numerator for basic and diluted earnings (loss) per share	$(975)	$3,617

Denominator for basic weighted average shares	47,393	37,477
Employee stock options	74	280
Contingently issuable shares*	111	604
Warrants	—	13
Denominator for diluted weighted average shares	47,578	38,374

Basic net operating income per common share	$0.65	$0.62
Diluted net operating income per common share	$0.65	$0.61
Basic earnings (loss) per common share**	$(0.02)	$0.10
Diluted earnings (loss) per common share**	$(0.02)	$0.09

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

Note 7.  Segment Data

The Company’s reportable segments are its investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly owned subsidiary, ACFS

The following table presents segment data for the three months ended March 31, 2003:

	ACAS	ACFS	Consolidated
Interest and dividend income	$34,705	$—	$34,705
Fee income	1,607	6,752	8,359
Total operating income	36,312	6,752	43,064
Interest	4,011	—	4,011
Salaries and benefits	636	4,038	4,674
General and administrative	1,279	2,337	3,616
Total operating expenses	5,926	6,375	12,301
Net operating income	30,386	377	30,763
Net realized gain on investments	3,905	—	3,905
Net unrealized depreciation of investments	(35,643)	—	(35,643)
Net increase (decrease) in shareholders’ equity resulting from operations	$(1,352)	$377	$(975)

The following table presents segment data for the three months ended March 31, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$28,268	$—	$28,268
Fee income	83	4,290	4,373
Total operating income	28,351	4,290	32,641
Interest	2,236	—	2,236
Salaries and benefits	696	3,629	4,325
General and administrative	1,232	1,597	2,829
Total operating expenses	4,164	5,226	9,390
Net operating income (loss)	24,187	(936)	23,251
Net realized gain on investments	57	—	57
Net unrealized depreciation of investments	(19,691)	—	(19,691)
Net increase (decrease) in shareholders’ equity resulting from operations	$4,553	$(936)	$3,617

Note 8.  Commitments

At March 31, 2003, the Company had commitments under loan agreements to fund up to $26,631 to ten portfolio companies. These commitments are composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company’s portfolio.

As March 31, 2003, the Company had a debt guarantee that totals $5,000 for one portfolio company that expires in April 2003.  As of March 31, 2003, the Company also had performance guarantees that total $15,100 for three portfolio companies that will expire upon the performance of the portfolio company. The Company generally entered into the performance guarantees to ensure a portfolio company’s specific performance under a service contract as required by the respective portfolio company’s customer. The Company would be required to perform under the guarantee if the related portfolio company were unable to meet specific requirements under the related contract.  Fundings under the guarantees by the Company would constitute a subordinated debt liability of the portfolio company.

Note 9.  Shareholders’ Equity

In March 2003, the Company sold 6,670 shares of common stock in a follow-on equity offering.  The net proceeds of the offering of approximately $143,356 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

In January 2003, the Company sold 4,715 shares of common stock in a follow-on equity offering.  The net proceeds of the offering of approximately $102,033 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which the Company operates negatively impacting the financial resources of the Company; (ii) certain of the Company’s competitors with substantially greater financial resources than the Company reducing the number of suitable investment opportunities offered to the Company or reducing the yield necessary to consummate the investment;(iii)  volatility in the value of equity investments; (iv) increased costs related to compliance with laws, including environmental laws; (v) changes in the economic conditions that could cause the Company’s portfolio companies to default on their loans or provide no returns on the Company’s investments; (vi) changes in the underlying assumptions used to value the Company’s privately held securities; (vii) ability of the Company to obtain additional financing; (viii) ability of the Company to retain key management personnel; and (ix) general business and economic conditions and other risk factors described in the Company’s reports filed from time to time with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

Portfolio Composition

The Company’s primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable equity warrants, preferred stock, and common stock.  The total portfolio value of investments in publicly and non-publicly traded securities was $1,303,778 and $1,248,459 at March 31, 2003 and December 31, 2002, respectively.  During the three months ended March 31, 2003, the Company made investments totaling $178,000, including $4,500 in funds committed but undrawn under credit facilities.  During the three months ended March 31, 2002, the Company made investments totaling $108,900, including $4,500 in funds committed but undrawn under credit facilities. The weighted average effective interest rate on debt securities was 12.5% at March 31, 2003.

The Company’s strategy for investing in new portfolio companies is to invest capital in the following three types of transactions: i) providing senior debt, mezzanine debt and equity and serving as a financial partner in management and employee buyouts, ii) providing mezzanine and senior debt financing for buyouts led by private equity firms, and iii) providing mezzanine and senior debt directly to private and small public companies.

The Company seeks to be a long-term partner with its portfolio companies. As a long-term partner, the Company will invest capital in a portfolio company subsequent to the initial investment if the Company believes that it can achieve appropriate returns for its investment. Add-on financings fund i) strategic acquisitions by the portfolio company of either a complete business or specific lines of a business that are related to the portfolio company’s business, ii) recapitalization of the portfolio company, iii) growth at the portfolio company such as product development or plant expansions, or iv) working capital for portfolio companies that need capital to fund operating costs, debt service, or growth in receivables or inventory.

The Company’s investments during the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
New Portfolio Company Mezzanine Financing	$132,300	$8,500
New Portfolio Company for Direct Investments	40,000	—
New Portfolio Company Buyouts	—	87,000
Add-On Financing for Acquisitions	—	3,800
Add-On Financing for Growth	—	2,000
Add-On Financing for Working Capital	5,700	7,600
Total	$178,000	$108,900

Results of Operations

The Company’s consolidated financial performance, as reflected in its Consolidated Statements of Operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest and dividends earned from investing in debt and equity securities and financial advisory, transaction structuring, financing and prepayment and other fees, less the operating expenses of the Company. The second element is “Net unrealized (depreciation) appreciation of investments,” which is the net change in the estimated fair values of the Company’s portfolio investments at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is “Net realized (loss) gain on investments,” which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company’s Consolidated Balance Sheets.

The consolidated operating results for the three months ended March 31, 2003 and 2002 follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Operating income	$43,064	$32,641
Operating expenses	12,301	9,390
Net operating income	30,763	23,251
Net realized gain on investments	3,905	57
Net unrealized depreciation of investments	(35,643)	(19,691)
Net increase (decrease) in shareholders’ equity resulting from operations	$(975)	$3,617

Operating Income

Total operating income is comprised of two components: interest and dividend income and fees. For the three months ended March 31, 2003, total operating income increased $10,423, or 32%, over the three months ended March 31, 2002. Interest and dividend income consisted of the following for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Interest income on debt securities	$36,355	$28,754
Interest income on interest rate swap agreements	(3,676)	(1,342)
Interest income on bank deposits and employee loans	150	391
Dividend income on equity securities	1,876	465
Total interest and dividend income	$34,705	$28,268

In 2003, interest income on debt securities increased by $7,601, or 26% to $36,355.  Interest and dividend income is affected by both the level of net new investments and by changes in the one-month London Interbank Offered Rate (“LIBOR”) and prime lending rates. The Company’s daily weighted average debt investment at cost increased from $844,400 in 2002 to $1,101,800 in 2003 resulting from new loan originations of $562,111, net of loan repayments totaling $207,524 during the last twelve months ended March 31, 2003. The daily weighted average interest rate on debt securities decreased to 13.2% in 2003 from 13.6% in 2002 due primarily to a decrease in the weighted average monthly prime lending rate from 4.75% in 2002 to 4.25% in 2003 and a decrease in the average monthly LIBOR rate from 1.86% in 2002 to 1.33% in 2003. To match the interest rate basis of its assets and liabilities and to fulfill its obligations under the terms of its revolving debt funding facility and asset securitizations, the Company enters into interest rate swap agreements in which it either pays a floating rate based on the prime rate and receives a floating rate based on LIBOR, or pays a fixed rate and receives a floating rate based on LIBOR. Use of the interest rate swaps enables the Company to lock in the spread between the yield on in its investments and the cost of its borrowings. As a result, both interest income and interest expense are affected by changes in LIBOR. See “Quantitative and Qualitative Disclosure About Market Risk” for a discussion of the Company’s use of interest rate swaps to mitigate the impact of interest rate changes on net operating income. The negative impact of the interest rate swap agreements increased by $2,334 to $3,676 in 2003 due primarily to an increase in the average quarterly notional amount from $362,198 in 2002 to $642,110 in 2003 as well as a decrease in the average monthly LIBOR rate. Dividend income on equity securities increased by $1,411 to $1,876, due primarily to a cash dividend declared on one portfolio company equity investment.

Fee income consisted of the following for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Transaction structuring fees	$1,575	$1,567
Financing fees	3,892	1,686
Financial advisory fees	902	726
Prepayment fees	1,560	—
Other fees	430	394
Total fee income	$8,359	$4,373

In 2003, fee income increased by $3,986, or 91%, to $8,359. The transaction structuring fees were the result of closing one direct or buyout transaction totaling $40,000 in 2003 compared to three direct or buyout transactions totaling $87,000 in 2002. The transaction structuring fees were 3.9% and 1.8% of new buyout or direct investments in 2003 and 2002, respectively. The increase in financing fees was attributable to an increase in loan originations from $99,761 in 2002 to $177,048 in 2003. The financing fees were 2.2% and 1.7% of loan originations in 2003 and 2002, respectively.  The prepayment fees of $1,560 in 2003 were the result of the prepayment of three loans totaling $59,892.  The increase in financial advisory and other fees is due to the total dollar volume of new investments in 2003 as compared to 2002 as well as the number of portfolio companies under management in 2003.

Operating Expenses

Operating expenses for 2003 increased $2,911, or 31%, over 2002. The increase is primarily due to an increase in interest expense from $2,236 in 2002 to $4,011 in 2003, an increase in salaries and benefits from $4,325 in 2002 to $4,674 in 2003, and an increase in general and administrative expenses from $2,829 in 2002 to $3,616 in 2003. Interest expense increased due to an increase in the Company’s weighted average borrowings from $276,400 in 2002 to $507,029 in 2003, net of a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 3.24% in 2002 to 3.16% in 2003. As discussed above, the decrease in the weighted average interest rate is due to a decrease in the average monthly LIBOR rate from 1.86% in 2002 to 1.33% in 2003.  Salaries and benefits expense increased slightly due primarily to an increase in employees from 82 at March 31, 2002 to 113 at March 31, 2003, partially offset by a decrease in incentive compensation as a result of the Company not meeting certain performance criteria.  General and administrative expenses increased primarily due to higher facilities expenses, insurance, Board of Directors fees, and financial reporting expenses.

Net Realized Gains

The Company’s net realized gains (losses) for the three months ended March 31, 2003 and 2002 consisted of the following:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Plastech Engineered Products, Inc.	$1,641	$—
Weston ACAS Holdings, Inc.	1,395	—
Lubricating Specialties Co.	782	—
Other, net	87	57
Total net realized gains	$3,905	$57

In the first quarter of 2003, the Company realized gains of $1,641 and $1,395, respectively, from the realization of unamortized original issue discount (“OID”) from the prepayment of debt by Plastech Engineered Products, Inc. and Weston ACAS Holdings, Inc.  In the first quarter of 2003, the Company exited its investment in Lubricating Specialties Co. through the sale of its common stock warrants and the prepayment of its subordinated debt.  The Company realized a gain from the realization of the unamortized OID and the sale of the common stock warrants of $782.

Unrealized Appreciation and Depreciation of Investments

The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by the Company’s Board of Directors. The following table itemizes the change in net unrealized (depreciation) appreciation of investments and the net realized gains for the three months ended March 31, 2003 and 2002:

	Number of Companies	Three Months Ended March 31, 2003	Number of Companies	Three Months Ended March 31, 2002

Gross unrealized appreciation of investments	9	$12,901	7	$9,823
Gross unrealized depreciation of investments	16	(47,768)	15	(31,622)
Unrealized (depreciation) appreciation of interest rate swaps	—	(474)	—	2,108
Reversal of prior year unrealized depreciation(appreciation) upon a realization	1	(302)	—	—
Net depreciation of investments	26	$(35,643)	22	$(19,691)

Net realized gain	9	$3,905	1	$57

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

Financial Condition, Liquidity, and Capital Resources

At March 31, 2003, the Company had $28,622 in cash and cash equivalents and $31,840 of restricted cash included in other assets on the consolidated balance sheets. In addition, the Company had outstanding debt secured by assets of the Company of $174,508 under a revolving debt funding facility and $312,811 under three asset securitizations. During the three months ended March 31, 2003, the Company principally funded investments using draws on the revolving debt funding facility and equity offerings.

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

As a BDC, the Company’s asset coverage must be at least 200% after each issuance of senior securities. As of March 31, 2003 and December 31, 2002, the Company’s asset coverage was approximately 286% and 213%, respectively.

Equity Capital Raising Activities

On March 26, 2003, the Company completed a public offering of its common stock and received net proceeds of approximately $124,657 on March 31, 2003 in exchange for 5,800 common shares. On March 31, 2003, the Company sold  870 shares of its common stock pursuant to the underwriter’s over-allotment option granted on March 26, 2003, and received net proceeds of $18,699.  The proceeds from the offerings were used to repay borrowings outstanding under its revolving debt funding facility.

On January 8, 2003, the Company completed a public offering of its common stock and received net proceeds of approximately $88,724 on January 13, 2003 in exchange for 4,100 common shares. On January 13, 2003, the Company sold 615 shares of its common stock pursuant to the underwriter’s over-allotment option granted on January 8, 2003, and received net proceeds of approximately $13,309. The proceeds from the offerings were used to repay borrowings outstanding under its revolving debt funding facility.

Debt Capital Raising Activities

The Company, through ACS Funding Trust I, an affiliated business trust, has a revolving debt-funding facility. On December 30, 2002, the Company received a temporary increase in the aggregate commitment of the revolving debt-funding facility from $225,000 to $275,000. On February 1, 2003, the commitment reverted back to $225,000.  On March 25, 2003, the facility was amended to increase the aggregate commitment back to $275,000 through the term date of the facility of May 15, 2003.

Portfolio Credit Quality

Loan Grading and Performance

The Company grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.

Under this system, loans with a grade of 4 involve the least amount of risk in the Company’s portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable. Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased since origination. The borrower may be out of compliance with debt covenants; however, loan payments are generally not more than 120 days past due, however the Company expects to recover the full face value of the debt. For loans graded 2, the Company’s management will increase procedures to monitor the borrower and the fair value generally will be lowered. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Some or all of the debt covenants are out of compliance and payments are delinquent. Loans graded 1 are not anticipated to be repaid in full and the Company will reduce the fair value of the loan to the amount it anticipates will be recovered.

To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade. The weighted average investment grade was 3.0 as of both March 31, 2003 and December 31, 2002.  At March 31, 2003 and December 31, 2002, the Company’s investment portfolio was graded as follows:

	March 31, 2003		December 31, 2002
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$234,119	17.5%	$288,897	22.6%
3	958,720	71.9%	808,635	63.4%
2	102,552	7.7%	145,235	11.4%
1	38,687	2.9%	33,075	2.6%
	$1,334,078	100.0%	$1,275,842	100.0%

The amounts at March 31, 2003 and December 31, 2002 do not include the Company’s investments for which the Company has only invested in the equity securities of the company.

The decline in the investment grade 4 at March 31, 2003 as compared to December 31, 2002 was principally due to the exit or partial exit of three portfolio companies during the first quarter of 2003.  The improvement in the investment grade 3 as compared to December 31, 2002 is primarily the result of new investments made during the three months ended March 31, 2003, which had a fair value of $166,736 as of March 31, 2003.  The improvement in the investment grade 2 as compared to December 31, 2002 is partially due to a net decrease of two portfolio companies with a loan grade 2, with one portfolio company upgraded to a grade 3 and one portfolio company downgraded to a grade 1, as well as the reduction in the fair value of certain investment grade 2 portfolio companies due to unrealized depreciation recorded during the three months ended March 31, 2003.  The increase in investment grade 1 as compared to December 31, 2002 is primarily due to the deterioration in performance of one portfolio company resulting in a net increase of one portfolio company with an investment grade of 1, partially offset by the reduction in the fair value of certain investment grade 1 portfolio companies due to the unrealized depreciation recorded during the three months ended March 31, 2003.

The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  At March 31, 2003, twelve loans to eight portfolio companies with a face amount of $91,927 were on non-accrual. Loans with one of the eight portfolio companies are grade 2 loans, and loans with seven of the portfolio companies are grade 1 loans.  Five of these loans totaling $45,820 with PIK interest features were on non-accrual.  At December 31, 2002, eleven loans to eight portfolio companies with a face amount of $73,155 were on non-accrual. Loans with two of the eight portfolio companies are grade 2 loans, and loans with six of the portfolio companies are grade 1 loans. Six of these loans totaling $48,686 with PIK interest features were on non-accrual.

At March 31, 2003 and December 31, 2002, loans on accrual status past due were as follows:

	Number of Portfolio Companies	March 31, 2003	Number of Portfolio Companies	December 31, 2002

Current	56	$1,068,852	52	$1,009,361

1—30 Days Past Due	—	—	—	—
31—60 Days Past Due	—	—	1	9,000
61—90 Days Past Due	2	27,100	—	—
Greater than 90 Days Past Due	1	14,156	3	27,274
Non-accruing Loans	8	91,927	8	73,155
Subtotal	11	133,183	12	109,429
Total	67	$1,202,035	64	$1,118,790

The loan balances above reflect the full face value of the note.  The Company believes that debt service collection is probable for the loan greater than 90 days past due.

In the first quarter of 2003, the Company recapitalized one portfolio company by exchanging $13,535 of senior debt into subordinated debt and exchanging $6,222 of subordinated debt into preferred stock.

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

The statistics are weighted by the Company’s investment value for each portfolio company and do not include investments in which the Company holds only equity securities.  For the statistics for the quarter ended March 31, 2003 for portfolio companies with a nominal EBITDA, the portfolio company's maximum debt leverage is limited to 15 times EBITDA.  The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the aggregate investment portfolio as of the quarter ended March 31, 2003 and the years ended December 31, 2002, 2001, 2000 and 1999:

In addition to these statistics, the company tracks its portfolio investments on a static-pool basis.  A static pool consists of the investments made during a given year.  The Pre-1999 static pool consists of the investments made from the time of the Company’s IPO through the year ended December 31, 1998.  The following table contains a summary of portfolio statistics as of and for the latest twelve months ended March 31, 2003:

Portfolio Statistics On a Weighted Average Basis ($ in millions):	Aggregate		2003 Static Pool		2002 Static Pool		2001 Static Pool		2000 Static Pool		1999 Static Pool		Pre-1999 Static Pool

Original Investments and Commitments at Cost	$1,763		$178		$573		$389		$276		$176		$171
Total Exits and Prepayments	$357		$—		$33		$106		$88		$42		$88
Total Interest, Dividends and Fees Collected	$337		$7		$47		$78		$66		$67		$72
Total Realized (Loss) Gain on Investments	$(3.3)		$—		$0.1		$8.9		$(25.0)		$6.4		$6.3
Current Cost of Original Investments	$1,426		$168		$537		$266		$201		$143		$111
Fair Value of Investments	$1,337		$168		$536		$285		$152		$128		$68
Non-Accruing Loans	$92		$—		$—		$3		$39		$5		$45
Equity Interest at Fair Value	$279		$9		$115		$82		$36		$30		$7
Debt to EBITDA(1)(2)	5.4	x	4.0	x	5.0	x	5.3	x	6.6	x	5.0	x	9.7	x
Interest Coverage(1)	3.0	x	3.6	x	3.5	x	2.2	x	2.6	x	2.9	x	1.7	x
Debt Service Coverage(1)	2.0	x	2.2	x	2.6	x	1.3	x	1.4	x	1.3	x	1.3	x
Investment Grade(1)	3.0		3.0		3.0		3.2		2.9		3.1		2.3
Average Age of Companies	36 years		27 years		34 years		41 years		31 years		54 years		33 years
Total Sales	$5,578		$826		$1,220		$1,512		$579		$910		$531
Average Sales	$93		$135		$53		$137		$111		$104		$54
Total EBITDA(3)	$703		$135		$173		$187		$103		$81		$24
Average EBITDA(3)	$13		$24		$8		$16		$20		$12		$3
Ownership Percentage	40%		6%		47%		41%		43%		47%		50%
% with Senior Lien(4)	28%		50%		22%		43%		8%		15%		29%
% with Senior or Junior Lien(4)	80%		91%		81%		86%		79%		66%		64%

(1)                                  These amounts do not include investments in which the Company owns only equity.

(2)                                  For portfolio companies with a nominal EBITDA amount, the portfolio company's maximum debt leverage is limited to 15 times EBITDA.

(3)           EBITDA of the most recent twelve months, or when appropriate, the forcasted twelve months.

(4)                                  As a percentage of the Company’s total debt investments.

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s Pre-1999 Static Pool as of the quarter ended March 31, 2003 and the years ended December 31, 2002, 2001, 2000 and 1999:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 1999 Static Pool as of the quarter ended March 31, 2003 and the years ended December 31, 2002, 2001, 2000, and 1999:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2000 Static Pool as of the quarter ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2001 Static Pool as of the quarter ended March 31, 2003 and the years ended December 31, 2002 and 2001:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2002 Static Pool as of the quarter ended March 31, 2003 and the year ended December 31, 2002:

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

As a result of the Company’s use of interest rate swaps, at March 31, 2003, approximately 28% of the Company’s interest bearing assets provided fixed rate returns and approximately 72% of the Company’s interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at March 31, 2003, the Company had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of $914 million and had total borrowings outstanding of $487 million. All of the Company’s outstanding debt at March 31, 2003 has a variable rate of interest based on one-month LIBOR.

As of March 31, 2003, the Company had entered into 31 interest rate basis swap agreements with two large commercial banks with debt ratings of A1 under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR. For those investments contributed to the term securitizations, the interest swaps enable the Company to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations. The excess of payments made to swap counterparties over payments received from swap counterparties is recorded as a reduction of interest income. One-month LIBOR decreased from 1.38% at December 31, 2002 to 1.30% at March 31, 2003, and the prime rate remained unchanged at 4.25% at both March 31, 2003 and December 31, 2002.

At March 31, 2003, the total notional amount of the swap agreements was $628,790 and the agreements have a remaining term of approximately 5.4 years. The following table presents the notional principal amounts of interest rate swaps by class:

	March 31, 2003
Type of Interest Rate Swap	Company Pays		Company Receives		Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	4.95	%(1)	LIBOR		21	$424,157
Pay prime floating, receive LIBOR floating	Prime		LIBOR + 2.73	%(1)	10	204,633
Total					31	$628,790

	December 31, 2002
Type of Interest Rate Swap	Company Pays		Company Receives		Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	4.90	%(1)	LIBOR		19	$441,430
Pay prime floating, receive LIBOR floating	Prime		LIBOR + 2.73	%(1)	11	213,999
Total					30	$655,429

(1)                                  Weighted average.

Item 4.         Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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
10.1

Amendment No. 12 to Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., certain Investors party thereto, Variable Funding Capital Corporation, Wachovia Securities, Inc. (f/k/a First Union Securities, Inc., successor-in-interest to First Union Capital Markets Corp.), Wachovia Bank, National Association (f/k/a First Union National Bank), and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association), dated as of March 25, 2003.

10.2		Amended, Restated and Substituted VFCC Structured Note in the principal amount of up to $275,000,000, made by ACS Funding Trust I to Wachovia Securities, Inc., dated as of March 31, 1999.
†*10.3		Amended and Restated Employment Agreement between the Company and Malon Wilkus, dated as of March 28, 2003, incorporated by reference to Exhibit 10.25 to Form 10-K for year ended December 31, 2002.
†*10.4		Amended and Restated Employment Agreement between the Company and John Erickson, dated as of March 28, 2003, incorporated by reference to Exhibit 10.26 to Form 10-K for year ended December 31, 2002.
†*10.5		Amended and Restated Employment Agreement between the Company and Ira Wagner, dated as of March 28, 2003, incorporated by reference to Exhibit 10.27 to Form 10-K for year ended December 31, 2002.
†*10.6

Second Amended and Restated Employment Agreement between the Company and Roland Cline, dated as of March 28, 2003, incorporated by reference to Exhibit 10.28 to Form 10-K for year ended December 31, 2002.

†*10.7		Amended and Restated Employment Agreement between the Company and Gordon O’Brien, dated as of March 28, 2003, incorporated by reference to Exhibit 10.29 to Form 10-K for year ended December 31, 2002.
†*10.8		Employment Agreement between the Company and Darin Winn, dated as of March 28, 2003, incorporated by reference to Exhibit 10.30 to Form 10-K for year ended December 31, 2002.
99.1		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K
None.

*                                         Fully or partly previously filed

†                                          Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

	By:	/s/Richard E. Konzmann
Richard E. Konzmann
Vice President and Controller
Date: May 15, 2003

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

Date: May 15, 2003

/s/Malon Wilkus
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

Date: May 15, 2003

/s/John R. Erickson
John R. Erickson
Executive Vice President, Chief Financial Officer and Secretary