Form 10-Q
period 2003-06-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2003-08-14
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of July 31, 2003 was 54,921,000.

AMERICAN CAPITAL STRATEGIES, LTD.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$50,342	$13,080
Investments at fair value (cost of $1,554,262 and $1,334,987, respectively)
Non-Control/Non-Affiliate investments	700,062	557,490
Control investments	622,454	671,141
Affiliate investments	120,566	52,083
Interest rate swaps	(39,393)	(32,255)
Total investments at fair value	1,403,689	1,248,459
Interest receivable	12,181	11,552
Other	42,036	45,432
Total assets	$1,508,248	$1,318,523

Liabilities and Shareholders’ Equity
Revolving credit facility	$114,500	$255,793
Notes payable	495,991	364,171
Accrued dividends payable	—	869
Other	7,743	10,031
Total liabilities	618,234	630,864
Commitments and Contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized, 55,899 and 44,450 issued, and 54,918 and 43,469 outstanding, respectively	549	435
Capital in excess of par value	1,067,394	812,150
Unearned compensation	(8,772)	—
Notes receivable from sale of common stock	(9,006)	(9,021)
Distributions in excess of net realized earnings	(5,862)	(25,718)
Net unrealized depreciation of investments	(154,289)	(90,187)
Total shareholders’ equity	890,014	687,659
Total liabilities and shareholders’ equity	$1,508,248	$1,318,523

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2003

(Unaudited)

(In thousands)

Company	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
3SI Security Systems, Inc.	Consumer Products — Banking Security Systems	Subordinated Debt	$12,784	$12,784
		Common Stock Warrants, 6.0% of Co.(1)	565	1,743
			13,349	14,527

A&M Cleaning Products, Inc.	Consumer Products — Household Cleaning Products	Subordinated Debt	5,346	5,401
		Common Stock Warrants, 26.2% of Co.(1)	2,442	5,946
		Redeemable Preferred Stock	1,958	3,369
			9,746	14,716

A.H. Harris & Sons, Inc.	Wholesale — Construction Material	Subordinated Debt	9,599	9,659
		Common Stock Warrants, 10.0% of Co.(1)	534	394
			10,133	10,053

Academy Events Services LLC	Consumer Products — Tent and Canvas	Senior Debt	5,973	5,973
		Subordinated Debt	6,887	6,887
		Common Stock Warrants, 4.5% of Co.(1)	636	586
		Common Stock, 2.8% of Co.(1)	—	—
		Redeemable Preferred Stock(1)	500	58
			13,996	13,504

ACE Cash Express, Inc.(2)	Financial Services — Retail Financial Services Stores	Subordinated Debt	38,082	38,082

Aerus, LLC	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	228

Alemite Holdings, LLC	Industrial Products — Lubricating Equipment	Subordinated Debt	10,311	10,311
		Common Stock Warrants, 9.0% of Co.(1)	124	124
			10,435	10,435

Atlantech International	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co.	19,952	19,054
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.1% of Co.(1)	1,271	812
			21,223	19,866

Baran Group, Ltd(2)(3)	Telecommunications — Wireless Communications Network Services	Common Stock, 0.4% of Co.(1)	2,373	319

BLI Holdings Corp.	Consumer Products — Personal Care Items	Subordinated Debt	13,119	13,119

Bumble Bee Seafoods, Inc.	Food Products — Producer and Marketer of Canned Tuna and Other Seafood	Subordinated Debt	14,553	14,553
		Common Stock Warrants, 1.2% of Co.(1)	421	421
			14,974	14,974

CPM Acquisition Corp.	Industrial Products — Process Machinery	Senior Debt	7,166	7,166
		Subordinated Debt	14,882	14,882
		Common Stock Warrants, 10.0% of Co.(1)	2,191	3,675
			24,239	25,723

Company	Industry	Investment	Cost	Fair Value
Case Logic, Inc.	Consumer Products — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.3% of Co.	22,627	22,408
		Common Stock, 0.5% of Co.(1)	—	—
		Redeemable Preferred Stock	437	437
			23,064	22,845

Caswell-Massey Holdings Corp.	Retail — Toiletries	Senior Debt	398	398
		Subordinated Debt	1,999	2,011
		Common Stock Warrants, 24.0% of Co.(1)	552	—
			2,949	2,409

Cycle Gear, Inc.	Retail — Motor Cycle Accessories	Senior Debt	422	422
		Subordinated Debt	8,251	8,320
		Common Stock Warrants, 50.7% of Co.(1)	973	4,995
		Redeemable Preferred Stock	1,733	1,733
			11,379	15,470

DigitalNet, Inc.	Information Technology — Information Services	Subordinated Debt	13,822	13,822
		Common Stock Warrants, 0.4% of Co.(1)	624	624
			14,446	14,446

Erie County Plastics Corporation	Consumer Products — Molded Plastics	Subordinated Debt	9,609	9,639
		Common Stock Warrants, 14.8% of Co.(1)	1,170	1,027
			10,779	10,666

Hartstrings, Inc.	Retail — Children’s Apparel	Senior Debt	4,135	4,135
		Subordinated Debt	12,133	12,133
		Common Stock Warrants, 37.5% of Co.(1)	3,572	6,394
			19,840	22,662

Kelly Aerospace, Inc.	Aerospace — General Aviation & Performance Automotive	Senior Debt	5,242	5,242
		Subordinated Debt	9,090	9,090
		Common Stock Warrants, 20.0% of Co.(1)	1,588	1,588
			15,920	15,920

Lion Brewery, Inc.	Consumer Products — Malt Beverages	Subordinated Debt	6,053	6,114
		Common Stock Warrants, 54.0% of Co.(1)	675	5,419
			6,728	11,533

Marcal Paper Mills, Inc.	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt	16,252	16,252
		Subordinated Debt	19,536	19,536
		Common Stock Warrants, 15.0% of Co.(1)	5,001	7,404
			40,789	43,192

MATCOM International Corp.	Information Technology — Information and Engineering Services for Federal Government Agencies	Senior Debt	8,308	8,308
		Subordinated Debt	5,445	5,445
		Common Stock Warrants, 5.7% of Co.(1)	805	805
			14,558	14,558

Mobile Tool International, Inc.	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,698	1,252

Company	Industry	Investment	Cost	Fair Value
Nailite International, Inc.	Construction — Siding Manufacturer	Subordinated Debt	8,066	8,066
		Common Stock Warrants, 5.5% of Co.(1)	1,232	1,232
			9,298	9,298
Network for Medical Communication & Research, LLC	Service — Provider of Specialized Medical Educational Programs	Subordinated Debt	14,910	14,910
		Common Stock Warrants, 34.6% of Co.(1)	2,038	28,987
			16,948	43,897

Parts Plus Group	Retail — Auto Parts Distributor	Subordinated Debt	4,492	15
		Common Stock Warrants, 5.0% of Co.(1)	333	—
		Preferred Stock, Convertible into 1.5% of Co.(1)	556	—
			5,381	15

Patriot Medical Technologies, Inc.	Service — Repair Services	Common Stock Warrants, 7.8% of Co.(1)	612	102
		Preferred Stock, Convertible into 4.0% of Co.(1)	1,319	989
			1,931	1,091

Petaluma Poultry Processors, Inc.	Food Products — Integrated Producer & Distributor of Organic & Natural Poultry	Senior Debt	5,676	5,676
		Subordinated Debt	17,941	17,941
		Common Stock Warrants, 16.5% of Co.(1)	2,792	5,273
			26,409	28,890

Phillips & Temro Holdings LLC	Industrial Products — Automotive and Heavy Duty Truck Products	Subordinated Debt	4,649	4,649
		Common Stock Warrants, 5.0% of Co.(1)	348	1,006
			4,997	5,655

Plastech Engineered Products, Inc.	Consumer Products — Automotive Component Systems	Subordinated Debt	9,199	9,199
		Common Stock Warrants, 2.1% of Co.(1)	2,577	8,471
			11,776	17,670
Riddell Sports Group, Inc.	Consumer Products —Branded Sporting Goods	Subordinated Debt	19,910	19,910
		Common Stock, 4.2% of Co.(1)	2,141	2,141
		Redeemable Preferred Stock	859	859
			22,910	22,910

Stravina Operating Company, LLC	Wholesale — Personalized Novelty and Souvenir Items	Subordinated Debt	19,074	19,074
		Common Stock, 4.8% of Co.(1)	1,000	1,000
			20,074	20,074

Technical Concepts, LLC	Consumer Products — Automated Restroom Hygiene Solutions	Senior Debt	17,820	17,820
		Subordinated Debt	13,265	13,265
		Common Stock Warrants, 5.6% of Co.(1)	1,703	1,703
			32,788	32,788

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,250	2,258

ThreeSixty Sourcing, Ltd.	Service — Provider of Outsourced Management Services	Senior Debt	2,000	2,000
		Subordinated Debt	19,370	19,370
		Common Stock Warrants, 4.5% of Co.(1)	1,387	1,387
			22,757	22,757

Company	Industry	Investment	Cost	Fair Value
TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt	24,899	25,041
		Common Stock Warrants, 7.3% of Co.(1)	4,368	13,261
		Redeemable Preferred Stock	540	540
		Preferred Stock, Convertible into 1.1% of Co.	2,781	2,781
			32,588	41,623

Tube City, Inc.	Industrial Products — Mill Services	Subordinated Debt	12,133	12,232
		Common Stock Warrants, 23.5% of Co.(1)	3,498	6,023
			15,631	18,255

UAV Corporation	Consumer Products — Pre-recorded Video, Audio Tapes & Software	Subordinated Debt	13,690	13,690

Vigo Remittance Corp.	Financial Services — Electronic Funds Transfer	Senior Debt	14,887	14,887
		Subordinated Debt	18,710	18,710
		Common Stock Warrants, 5.0% of Co.(1)	1,213	1,213
			34,810	34,810

Visador Holdings Corp.	Construction — Stair Components and Wood Columns	Subordinated Debt	9,585	9,585
		Common Stock Warrants, 5.4% of Co.(1)	462	462
			10,047	10,047

Warner Power, LLC	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt	1,162	1,162
		Subordinated Debt	8,206	8,246
		Common Stock Warrants, 62.5% of Co.(1)	2,246	1,735
			11,614	11,143

Weston ACAS Holdings, Inc.	Service — Environmental Consulting Services	Subordinated Debt	12,692	12,692

Subtotal Non-Control / Non-Affiliate Investments			643,656	700,062

CONTROL INVESTMENTS

Aeriform Corporation	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt	5,455	5,455
		Subordinated Debt	24,727	24,783
		Common Stock Warrants, 50.1% of Co.(1)	4,360	921
		Redeemable Preferred Stock(1)	118	—
			34,660	31,159

American Decorative Surfaces International, Inc.	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt	25,654	25,654
		Preferred Stock, Convertible into 100% of Co.(1)	13,674	2,315
			39,328	27,969

ASC Industries, Inc.	Industrial Products — Aftermarket Automotive Components	Senior Debt	8,213	8,213
		Subordinated Debt	17,936	17,936
		Common Stock Warrants, 33.3% of Co.(1)	6,531	6,531
		Redeemable Preferred Stock	3,673	3,673
			36,353	36,353

Company	Industry	Investment	Cost	Fair Value
Automatic Bar Controls, Inc.	Consumer Products — Beverage Dispensers	Senior Debt	14,438	14,438
		Subordinated Debt	14,037	14,037
		Common Stock, 66.2% of Co.(1)	7,000	10,083
		Common Stock Warrants, 1.7% of Co.(1)	182	262
			35,657	38,820

Auxi Health, Inc.	Healthcare — Home Healthcare	Senior Debt	5,251	5,251
		Subordinated Debt	17,167	11,578
		Common Stock Warrants, 17.5% of Co.(1)	2,599	—
		Preferred Stock, Convertible into 54.5% of Co.(1)	2,732	—
			27,749	16,829

Biddeford Real Estate Holdings, Inc.	Real Estate — Commercial	Senior Debt	2,874	2,874
		Common Stock, 100.0% of Co.(1)	605	718
			3,479	3,592

BPT Holdings, Inc.(3)	Industrial Products — Machine Tools, Metal Cutting Types	Senior Debt	11,503	11,503
		Subordinated Debt	5,248	5,305
		Common Stock, 16.9% of Co.(1)	2,000	—
		Preferred Stock, Convertible into 83.1% of Co.(1)	5,000	2,688
			23,751	19,496

Capital.com, Inc.	Financial Services — Financial Portal	Preferred Stock, Convertible into 85.0% of Co.(1)	1,492	500

Chromas Technologies Corp.(3)	Industrial Products — Printing Presses	Senior Debt	403	403
		Subordinated Debt	17,067	8,784
		Common Stock, 34.1% of Co.(1)	1,500	—
		Common Stock Warrants, 25.0% of Co.(1)	1,071	—
		Redeemable Preferred Stock(1)	6,222	—
		Preferred Stock, Convertible into 39.0% of Co.(1)	6,680	—
			32,943	9,187

Confluence Holdings Corp.	Consumer Products — Canoes & Kayaks	Senior Debt	10,901	10,901
		Subordinated Debt	10,355	10,387
		Redeemable Preferred Stock(1)	6,896	—
		Preferred Stock, Convertible into 75.0% of Co.(1)	3,529	—
		Common Stock, 0.2% of Co.(1)	2,700	545
			34,381	21,833

EuroCaribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt	7,601	7,654
		Subordinated Debt	7,095	7,104
		Common Stock Warrants, 37.1% of Co.(1)	1,110	116
		Redeemable Preferred Stock(1)	4,302	1,312
			20,108	16,186

Company	Industry	Investment	Cost	Fair Value
European Touch LTD. II	Industrial Products — Salon Appliances	Senior Debt	5,656	5,656
		Subordinated Debt	11,846	11,846
		Common Stock, 36.2% of Co.(1)	1,500	4,474
		Common Stock Warrants, 53.8% of Co.(1)	3,683	6,655
		Redeemable Preferred Stock(1)	450	450
			23,135	29,081

Fulton Bellows & Components, Inc.	Industrial Products — Bellows	Senior Debt	12,795	8,837
		Subordinated Debt	6,782	—
		Common Stock Warrants, 7.7% of Co.(1)	1,305	—
		Redeemable Preferred Stock(1)	5,165	—
		Preferred Stock, Convertible into 69.2% of Co.(1)	5,746	—
			31,793	8,837

Halex Corporation	Industrial Products — Flooring Materials	Subordinated Debt	20,353	20,353
		Redeemable Preferred Stock	12,361	12,361
		Preferred Stock, Convertible into 70.4% of Co.	1,406	1,406
			34,120	34,120

Hickson DanChem, Inc.	Chemical Products — Specialty Contract Chemical Manufacturing	Senior Debt	12,814	12,814
		Subordinated Debt	8,404	8,404
		Common Stock, 38.8% of Co.(1)	2,500	56
		Common Stock Warrants, 36.4% of Co.(1)	2,221	2,041
			25,939	23,315

Iowa Mold Tooling, Inc.	Industrial Products — Specialty Equipment	Subordinated Debt	31,127	31,323
		Common Stock, 33.2% of Co.(1)	4,760	—
		Common Stock Warrants, 41.2% of Co.(1)	5,918	—
			41,805	31,323

JAG Industries, Inc.	Industrial Products — Metal Fabrication & Tablet Manufacturing	Senior Debt	917	917
		Subordinated Debt	2,509	1,372
		Common Stock Warrants, 75.0% of Co.(1)	505	—
			3,931	2,289

Logex Corporation	Transportation — Industrial Gases	Subordinated Debt	18,488	18,488
		Common Stock Warrants, 85.4% of Co.(1)	7,454	3,126
		Redeemable Preferred Stock(1)	3,930	—
			29,872	21,614

MBT International, Inc.	Wholesale — Musical Instrument Distributor
		Subordinated Debt	12,498	12,498
		Common Stock, 7.2% of Co.(1)	1,234	29
		Common Stock Warrants, 81.5% of Co.(1)	6,392	6,392
		Redeemable Preferred Stock(1)	2,250	2,250
			22,374	21,169

Company	Industry	Investment	Cost	Fair Value
New Piper Aircraft, Inc.	Aerospace — Aircraft Manufacturing	Senior Debt	33,500	33,500
		Subordinated Debt	18,768	19,301
		Common Stock Warrants, 94.0% of Co.(1)	2,231	5,226
			54,499	58,027
Optima Bus (formerly Chance Coach, Inc.)	Industrial Products — Buses	Senior Debt	2,026	2,026
		Subordinated Debt	10,403	8,776
		Common Stock, 1.2% of Co.(1)	1,896	—
		Common Stock Warrants, 2.1% of Co.(1)	4,041	—
		Redeemable Preferred Stock(1)	500	—
		Preferred Stock, Convertible into 91.4% of Co.(1)	18,748	—
			37,614	10,802

PaR Systems, Inc.	Industrial Products — Robotic Systems	Subordinated Debt	19,105	19,105
		Common Stock, 21.5% of Co.(1)	2,500	4,019
		Common Stock Warrants, 35.4% of Co.(1)	4,116	6,619
			25,721	29,743

Precitech, Inc.	Construction — Ultra Precision Machining Systems	Senior Debt	9,619	9,619
		Subordinated Debt	5,183	5,183
		Redeemable Preferred Stock	1,741	1,741
		Common Stock, 43.3% of Co.(1)	2,204	574
		Common Stock Warrants, 44.7% of Co.(1)	2,278	2,211
			21,025	19,328

Stacas Holding, Inc	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	15,481	15,481
		Redeemable Preferred Stock(1)	5,000	2,354
		Common Stock, 18.0% of Co.(1)	—	—
		Common Stock Warrants, 62.0% of Co.(1)	2,869	2,755
			23,350	20,590

Starcom Holdings, Inc.	Construction — Electrical Contractor	Senior Debt	11,500	32,043
		Subordinated Debt	27,478	3,784
		Common Stock, 1.3% of Co.(1)	616	—
		Common Stock Warrants, 58.4% of Co.(1)	3,914	—
			43,508	35,827

Sunvest Industries, LLC	Consumer Products — Contract Manufacturing	Senior Debt	4,390	367
		Subordinated Debt	5,638	—
		Common Stock Warrants, 73.0% of Co.(1)	1,358	—
		Redeemable Preferred Stock(1)	2,496	—
			13,882	367

Texstars, Inc.	Aerospace — Aviation and Transportation Accessories	Senior Debt	13,951	13,951
		Subordinated Debt	7,218	7,218
		Common Stock, 36.0% of Co.(1)	1,500	4,649
		Common Stock Warrants, 37.0% of Co.(1)	1,542	4,780
			24,211	30,598

The Inca Group	Industrial Products — Steel Products	Senior Debt	1,138	1,138
		Subordinated Debt	20,456	20,534
		Redeemable Preferred Stock(1)	15,357	753
		Common Stock, 2.3% of Co.(1)	5,100	—
		Common Stock Warrants, 95.7% of Co.(1)	3,060	1,075
			45,111	23,500

Company	Industry	Investment	Cost	Fair Value

Subtotal Control Investments			791,791	622,454

AFFILIATE INVESTMENTS

CST Industries, Inc.	Industrial Products — Bolted Steel Tanks	Subordinated Debt	8,173	8,173
		Common Stock, 12.6% of Co.(1)	1,090	4,635
			9,263	12,808

FMI International, Inc.	Transportation — Full-Service Logistics Provider	Senior Debt	28,549	28,549
		Subordinated Debt	12,250	12,250
		Common Stock, 5.5% of Co.(1)	5	5
		Common Stock Warrants, 6.3% of Co. (1)	1,439	1,439
		Redeemable Preferred Stock (1)	2,805	2,805
			45,048	45,048

Futurelogic Group, Inc.	Industrial Products — Embedded Thermal Printer Solutions	Senior Debt	11,941	11,941
		Subordinated Debt	13,099	13,099
		Common Stock, 5.1% of Co.(1)	20	893
		Common Stock Warrants, 2.7% of Co.(1)	—	466
			25,060	26,399

Money Mailer Holdings LLC	Service — Shared Mail Direct Marketer	Subordinated Debt	8,473	8,473
		Common Stock, 7.0% of Co.(1)	1,500	1,500
			9,973	9,973

Northwest Coatings Corp.	Industrial Products — Water-based Adhesives and Coatings	Subordinated Debt	9,496	9,496
		Common Stock, 18.3% of Co.(1)	291	291
		Redeemable Preferred Stock	2,764	2,764
			12,551	12,551

Trinity Hospice, LLC	Healthcare — Hospice Care	Senior Debt	11,695	11,695
		Common Stock, 7.4% of Co.(1)	7	472
		Redeemable Preferred Stock	1,620	1,620
			13,322	13,787

Westwind Group Holdings, Inc.	Service — Restaurants	Redeemable Preferred Stock(1)	3,598	—
		Common Stock, 10.0% of Co.(1)	—	—
			3,598	—

Subtotal Affiliate Investments			118,815	120,566

INTEREST RATE SWAP AGREEMENTS

	Pay Fixed/ Receive Floating	23 Contracts Notional Amounts Totaling $589,563	—	(39,026)
	Pay Floating/ Receive Floating	10 Contracts Notional Amounts Totaling $219,915	—	(367)
Subtotal Interest Rate Swap Agreements			—	(39,393)

Totals			$1,554,262	$1,403,689

(1)           Non-income producing

(2)           Public company

(3)           Foreign investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2002

(In thousands)

Company	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
3SI Security Systems, Inc.	Consumer Products — Banking Security Systems	Subordinated Debt	$12,557	$12,557
		Common Stock Warrants, 6.0% of Co.(1)	565	565
			13,122	13,122

A&M Cleaning Products, Inc.	Consumer Products — Household Cleaning Products	Subordinated Debt	5,251	5,313
		Common Stock Warrants, 27.1% of Co.(1)	1,643	2,237
		Redeemable Preferred Stock	2,633	3,244
			9,527	10,794

A.H. Harris & Sons, Inc.	Wholesale — Construction Material	Subordinated Debt	9,553	9,621
		Common Stock Warrants, 10.0% of Co.(1)	534	394
			10,087	10,015

Academy Events Services LLC	Consumer Products — Tent and Canvas	Senior Debt	17,848	17,848
		Subordinated Debt	6,846	6,846
		Common Stock Warrants, 4.5% of Co.(1)	636	636
		Common Stock, 2.8% of Co.(1)	—	—
		Redeemable Preferred Stock	500	500
			25,830	25,830

Aerus, LLC	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	465

Alemite Holdings, LLC	Industrial Products — Lubricating Equipment	Subordinated Debt	10,200	10,200
		Common Stock Warrants, 9% of Co.(1)	124	124
			10,324	10,324

Atlantech International	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co.	19,643	18,743
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.1% of Co.	1,271	812
			20,914	19,555

Baran Group, Ltd(2)(3)	Telecommunications — Wireless Communications Network Services	Common Stock, 0.5% of Co.(1)	2,373	219

BLI Holdings Corp.	Consumer Products — Personal Care Items	Subordinated Debt	12,791	12,791

Case Logic, Inc.	Consumer Products — Storage Products Designer & Marketer	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co.	21,916	21,709
		Redeemable Preferred Stock	433	433
			22,349	22,142

Caswell-Massey Holdings Corp.	Retail — Toiletries	Senior Debt	454	454
		Subordinated Debt	1,931	1,946
		Common Stock Warrants, 24.0% of Co.(1)	552	—
			2,937	2,400

CST Industries, Inc.	Industrial Products — Bolted Steel Tanks	Subordinated Debt	8,101	8,101
		Common Stock Warrants, 13.0% of Co.(1)	1,090	4,767
			9,191	12,868

Company	Industry	Investment	Cost	Fair Value
Cycle Gear, Inc.	Retail — Motor Cycle Accessories	Senior Debt	516	516
		Subordinated Debt	7,675	7,753
		Common Stock Warrants, 50.7% of Co.(1)	973	3,457
		Redeemable Preferred Stock	1,662	1,662
			10,826	13,388

Erie County Plastics Corporation	Consumer Products — Molded Plastics	Subordinated Debt	9,449	9,488
		Common Stock Warrants, 14.8% of Co.(1)	1,170	1,027
			10,619	10,515

Gladstone Capital Corporation(2)	Financial Services	Common Stock, 2.2% of Co.	3,387	3,687

Hartstrings, Inc.	Retail — Children’s Apparel	Senior Debt	4,678	4,678
		Subordinated Debt	11,934	11,934
		Common Stock Warrants, 37.5% of Co.(1)	3,572	4,993
			20,184	21,605

Kelly Aerospace, Inc.	Aerospace — General Aviation & Performance Automotive	Senior Debt	6,197	6,197
		Subordinated Debt	8,973	8,973
		Common Stock Warrants, 17.5% of Co.(1)	1,588	1,588
			16,758	16,758

Lion Brewery, Inc.	Consumer Products — Malt Beverages	Subordinated Debt	6,020	6,087
		Common Stock Warrants, 54.0% of Co.(1)	675	7,146
			6,695	13,233

Lubricating Specialties Co.	Chemical Products — Lubricant & Grease	Subordinated Debt	14,940	15,030
		Common Stock Warrants, 21.0% of Co.(1)	791	791
			15,731	15,821

Marcal Paper Mills, Inc.	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt	16,558	16,558
		Subordinated Debt	18,603	18,603
		Common Stock Warrants, 20.0% of Co.(1)	5,001	8,759
			40,162	43,920

MATCOM International Corp.	Information Technology — Information and Engineering Services for Federal Government Agencies	Senior Debt	8,769	8,769
		Subordinated Debt	5,213	5,213
		Common Stock Warrants, 5.7% of Co.(1)	805	805
			14,787	14,787

Mobile Tool International, Inc.	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,698	—

New Piper Aircraft, Inc.	Aerospace — Aircraft Manufacturing	Subordinated Debt	18,625	18,683
		Common Stock Warrants, 8.5% of Co.(1)	2,231	1,318
			20,856	20,001

Numatics, Inc.	Industrial Products — Pneumatic Valves	Senior Debt	29,080	29,080

Company	Industry	Investment	Cost	Fair Value
Parts Plus Group	Retail — Auto Parts Distributor	Subordinated Debt	4,523	142
		Common Stock Warrants, 5.0% of Co.(1)	333	—
		Preferred Stock, Convertible into 1.5% of Co.(1)	556	—
			5,412	142

Patriot Medical Technologies, Inc.	Service — Repair Services	Senior Debt	1,781	1,781
		Subordinated Debt	2,830	2,880
		Common Stock Warrants, 7.8% of Co.(1)	612	573
		Preferred Stock, Convertible into 4.0% of Co.	1,294	1,294
			6,517	6,528

Petaluma Poultry Processors, Inc.	Food Products — Integrated Producer & Distributor of Organic & Natural Poultry	Senior Debt	5,971	5,971
		Subordinated Debt	17,778	17,778
		Common Stock Warrants, 16.5% of Co.(1)	2,792	5,273
			26,541	29,022

Phillips & Temro Holdings LLC	Industrial Products — Automotive and Heavy Duty Truck Products	Subordinated Debt	4,632	4,632
		Common Stock Warrants, 7.8% of Co.(1)	348	348
			4,980	4,980

Plastech Engineered Products, Inc.	Consumer Products — Automotive Component Systems	Subordinated Debt	27,640	27,640
		Common Stock Warrants, 2.1% of Co.(1)	2,577	7,069
			30,217	34,709

Stravina Operating Company, LLC	Wholesale — Personalized Novelty and Souvenir Items	Subordinated Debt	18,786	18,786
		Common Stock, 4.8% of Co.(1)	1,000	1,000
			19,786	19,786

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,261	2,271

ThreeSixty Sourcing, Ltd.	Service — Provider of Outsourced Management Services	Senior Debt	8,500	8,500
		Subordinated Debt	19,098	19,098
		Common Stock Warrants, 4.5% of Co.(1)	1,387	1,387
			28,985	28,985

TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt	24,500	24,681
		Common Stock Warrants, 7.3% of Co.(1)	4,368	13,260
		Redeemable Preferred Stock	534	534
		Preferred Stock, Convertible into 1.1% of Co.	2,709	2,709
			32,111	41,184

Tube City, Inc.	Industrial Products — Mill Services	Subordinated Debt	12,680	12,807
		Common Stock Warrants, 23.5% of Co.(1)	3,498	8,423
			16,178	21,230

UAV Corporation	Consumer Products — Pre-recorded Video, Audio Tapes & Software	Subordinated Debt	13,356	13,356

Company	Industry	Investment	Cost	Fair Value
Warner Power, LLC	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt	1,327	1,327
		Subordinated Debt	8,078	8,122
		Common Stock Warrants, 62.5% of Co.(1)	2,246	2,528
			11,651	11,977

Subtotal Non-Control / Non-Affiliate Investments			529,469	557,490

CONTROL INVESTMENTS
Aeriform Corporation	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt	4,999	4,999
		Subordinated Debt	23,930	23,985
		Common Stock Warrants, 50.1% of Co.(1)	4,360	5,345
		Redeemable Preferred Stock	116	116
			33,405	34,445

American Decorative Surfaces International, Inc.	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt	24,502	24,502
		Common Stock, less than 0.1% of Co.(1)	6	6
		Preferred Stock, Convertible into greater than 99.9% of Co.(1)	13,674	8,322
			38,182	32,830

ASC Industries, Inc.	Industrial Products — Aftermarket Automotive Components	Senior Debt	8,234	8,234
		Subordinated Debt	17,789	17,789
		Common Stock Warrants, 33.3% of Co.(1)	6,531	6,531
		Redeemable Preferred Stock	3,329	3,329
			35,883	35,883

Automatic Bar Controls, Inc.	Consumer Products — Beverage Dispensers	Senior Debt	14,432	14,432
		Subordinated Debt	13,888	13,888
		Common Stock, 66.2% of Co.(1)	7,000	7,000
		Common Stock Warrants, 1.7% of Co.(1)	182	182
			35,502	35,502

Auxi Health, Inc.	Healthcare — Home Healthcare	Senior Debt	12,336	14,186
		Subordinated Debt	15,322	7,893
		Common Stock Warrants, 17.4% of Co.(1)	2,732	—
		Preferred Stock, Convertible into 54.3% of Co.(1)	2,599	—
			32,989	22,079

Biddeford Real Estate Holdings, Inc.	Consumer Products — Electronic Blankets	Senior Debt	2,944	2,944
		Common Stock, 100.0% of Co.(1)	605	605
			3,549	3,549

BPT Holdings, Inc.(3)	Industrial Products — Machine Tools, Metal Cutting Types	Senior Debt	11,191	11,191
		Subordinated Debt	4,863	4,923
		Common Stock, 15.2% of Co.(1)	2,000	2,000
		Preferred Stock, Convertible into 74.8% of Co.	5,000	5,000
			23,054	23,114

Company	Industry	Investment	Cost	Fair Value
Capital.com, Inc.	Financial Services — Financial Portal	Preferred Stock, Convertible into 85.0% of Co.(1)	1,492	500

Chance Coach, Inc.	Industrial Products — Buses	Senior Debt	2,081	2,081
		Subordinated Debt	9,863	10,166
		Common Stock, 1.2% of Co.(1)	1,896	—
		Common Stock Warrants, 2.6% of Co.(1)	4,041	1,873
		Preferred Stock, Convertible into 91.2% of Co.(1)	18,748	8,804
			36,629	22,924

Chromas Technologies Corp.(3)	Industrial Products — Printing Presses	Senior Debt	13,535	13,064
		Subordinated Debt	9,742	—
		Common Stock, 35.0% of Co.(1)	1,500	—
		Common Stock Warrants, 25.0% of Co.(1)	1,071	—
		Preferred Stock, Convertible into 40.0% of Co.(1)	6,680	—
			32,528	13,064

Confluence Holdings Corp.	Consumer Products — Canoes & Kayaks	Senior Debt	8,500	8,500
		Subordinated Debt	8,228	8,265
		Redeemable Preferred Stock(1)	6,890	—
		Preferred Stock, Convertible into 75.0% of Co.(1)	3,535	—
		Common Stock, less than 0.1% of Co.(1)	537	—
		Common Stock Warrants, 0.2% of Co.(1)	2,163	722
			29,853	17,487

EuroCaribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt	9,086	9,144
		Subordinated Debt	5,505	5,542
		Common Stock Warrants, 37.1% of Co.(1)	1,110	—
		Redeemable Preferred Stock(1)	4,302	—
			20,003	14,686

European Touch LTD. II	Industrial Products — Salon Appliances	Senior Debt	6,546	6,546
		Subordinated Debt	11,621	11,621
		Common Stock, 26.1% of Co.(1)	1,500	3,483
		Common Stock Warrants, 63.9% of Co.(1)	3,683	8,551
			23,350	30,201

Fulton Bellows & Components, Inc.	Industrial Products — Bellows	Senior Debt	12,671	12,671
		Subordinated Debt	6,766	681
		Common Stock Warrants, 7.7% of Co.(1)	1,305	—
		Redeemable Preferred Stock(1)	5,206	—
		Preferred Stock, Convertible into 69.2% of Co.(1)	5,975	—
			31,923	13,352

Halex Corporation	Industrial Products — Flooring Materials	Subordinated Debt	19,941	19,941
		Redeemable Preferred Stock	11,991	11,991
		Preferred Stock, Convertible into 70.4% of Co.	1,441	1,441
			33,373	33,373

Company	Industry	Investment	Cost	Fair Value
Hickson DanChem, Inc.	Chemical Products — Specialty Contract Chemical Manufacturing	Senior Debt	12,748	12,748
		Subordinated Debt	8,299	8,299
		Common Stock, 41.9% of Co.(1)	2,500	1,254
		Common Stock Warrants, 39.3% of Co.(1)	2,221	2,221
			25,768	24,522

Iowa Mold Tooling, Inc.	Industrial Products — Specialty Equipment	Subordinated Debt	30,262	30,548
		Common Stock, 25.0% of Co.(1)	4,236	—
		Common Stock Warrants, 46.3% of Co.(1)	5,918	4,890
			40,416	35,438

JAG Industries, Inc.	Industrial Products — Metal Fabrication & Tablet Manufacturing	Senior Debt	967	967
		Subordinated Debt	2,499	771
		Common Stock Warrants, 75.0% of Co.(1)	505	—
			3,971	1,738

Logex Corporation	Transportation — Industrial Gases	Subordinated Debt	16,951	16,951
		Common Stock Warrants, 85.4% of Co.(1)	7,454	3,232
		Redeemable Preferred Stock	3,930	3,406
			28,335	23,589

MBT International, Inc.	Wholesale — Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,459	7,545
		Common Stock Warrants, 27.7% of Co.(1)	1,215	991
		Preferred Stock, Convertible into 48.0% of Co.(1)	2,250	1,722
			14,224	13,558

Network for Medical Communication & Research, LLC	Service — Provider of Specialized Medical Educational Programs	Subordinated Debt	15,944	15,944
		Common Stock Warrants, 31.9% of Co.(1)	2,038	23,544
			17,982	39,488

PaR Systems, Inc.	Industrial Products — Robotic Systems	Subordinated Debt	19,479	19,479
		Common Stock, 25.8% of Co.(1)	2,500	3,314
		Common Stock Warrants, 42.5% of Co.(1)	4,116	5,458
			26,095	28,251

Precitech, Inc.	Construction — Ultra Precision Machining Systems	Senior Debt	9,587	9,587
		Subordinated Debt	5,124	5,124
		Redeemable Preferred Stock	1,741	1,741
		Common Stock, 43.3% of Co.(1)	2,204	1,526
		Common Stock Warrants, 44.7% of Co.(1)	2,278	2,278
			20,934	20,256

Stacas Holding, Inc.	Transportation — Overnight Shorthaul Delivery	Senior Debt	4,547	4,547
		Subordinated Debt	15,038	15,038
		Redeemable Preferred Stock	5,000	2,827
		Common Stock, 18.0% of Co.(1)	—	—
		Common Stock Warrants, 62.0% of Co.(1)	2,869	2,869
			27,454	25,281

Company	Industry	Investment	Cost	Fair Value
Starcom Holdings, Inc.	Construction — Electrical Contractor	Subordinated Debt	25,232	22,070
		Common Stock, 2.6% of Co.(1)	616	—
		Common Stock Warrants, 16.2% of Co.(1)	3,914	—
			29,762	22,070

Sunvest Industries, LLC	Consumer Products — Contract Manufacturing	Senior Debt	4,286	4,286
		Subordinated Debt	5,635	494
		Common Stock Warrants, 73.0% of Co.(1)	1,358	—
		Redeemable Preferred Stock(1)	1,760	—
			13,039	4,780

Texstars, Inc.	Aerospace — Aviation and Transportation Accessories	Senior Debt	14,380	14,380
		Subordinated Debt	7,136	7,136
		Common Stock, 39.4% of Co.(1)	1,500	1,500
		Common Stock Warrants, 40.5% of Co.(1)	1,542	1,542
			24,558	24,558

The Inca Group	Industrial Products — Steel Products	Senior Debt	179	179
		Subordinated Debt	19,052	19,158
		Redeemable Preferred Stock(1)	15,357	11,120
		Common Stock, 2.3% of Co.(1)	5,100	—
		Common Stock Warrants, 95.7% of Co.(1)	3,060	1,446
			42,748	31,903

Weston ACAS Holdings, Inc.	Service — Environmental Consulting Services	Subordinated Debt	14,661	14,661
		Common Stock, 8.3% of Co.(1)	1,932	7,142
		Common Stock Warrants, 22.6% of Co.(1)	5,246	19,455
		Redeemable Preferred Stock	1,462	1,462
			23,301	42,720

Subtotal Control Investments			750,302	671,141

AFFILIATE INVESTMENTS

Futurelogic Group, Inc.	Industrial Products — Embedded Thermal Printer Solutions	Senior Debt	12,931	12,931
		Subordinated Debt	12,937	12,937
		Common Stock, 5.1% of Co.(1)	20	20
		Common Stock Warrants, 2.7% of Co.(1)	—	—
			25,888	25,888

Northwest Coatings Corp.	Industrial Products — Water-based Adhesives and Coatings	Subordinated Debt	9,916	9,916
		Common Stock, 18.6% of Co.(1)	250	250
		Common Stock Warrants, 4.3% of Co.(1)	57	57
		Redeemable Preferred Stock	2,250	2,250
			12,473	12,473

Trinity Hospice, LLC	Healthcare — Hospice Care	Senior Debt	11,693	11,693
		Common Stock, 7.4% of Co.(1)	7	472
		Redeemable Preferred Stock	1,557	1,557
			13,257	13,722

Company	Industry	Investment	Cost	Fair Value
Westwind Group Holdings, Inc.	Service — Restaurants	Redeemable Preferred Stock(1)	3,598	—
		Common Stock, 10.0% of Co.(1)	—	—
			3,598	—

Subtotal Affiliate Investments			55,216	52,083

INTEREST RATE SWAP AGREEMENTS
	Pay Fixed/ Receive Floating	19 Contracts Notional Amounts Totaling $441,430	—	(32,169)

	Pay Floating/ Receive Floating	11 Contracts Notional Amounts Totaling $213,999	—	(86)

Subtotal Interest Rate Swap Agreements			—	(32,255)

Totals			$1,334,987	$1,248,459

(1)           Non-income producing

(2)           Public company

(3)           Foreign investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

OPERATING INCOME:
Interest and dividend income

Non-Control/Non-Affiliate investments	$21,483	$18,943	$41,384	$35,957
Control investments	16,432	13,202	33,436	25,335
Affiliate investments	3,196	19	4,672	482
Interest rate swap agreements	(4,441)	(2,439)	(8,117)	(3,781)
Total interest and dividend income	36,670	29,725	71,375	57,993
Fees
Non-Control/Non-Affiliate investments	1,725	2,445	8,584	3,115
Control investments	3,854	1,785	5,352	5,488
Affiliate investments	956	223	958	223
Total fee income	6,535	4,453	14,894	8,826
Total operating income	43,205	34,178	86,269	66,819
OPERATING EXPENSES:
Interest	3,733	3,150	7,744	5,386
Salaries and benefits	4,104	4,190	8,778	8,515
General and administrative	4,575	2,190	8,191	5,019
Stock-based compensation	235	—	235	—
Total operating expenses	12,647	9,530	24,948	18,920

NET OPERATING INCOME	30,558	24,648	61,321	47,899
Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	43	478	2,482	535
Control investments	24,167	(1,298)	25,633	(1,298)
Affiliate investments	—	605	—	605
Total net realized gain (loss) on investments	24,210	(215)	28,115	(158)

Net unrealized appreciation (depreciation) of investments
Non-Control/Non-Affiliate investments	8,881	(1,334)	(663)	(14,958)
Control investments	(30,545)	(1,605)	(57,509)	(9,780)
Affiliate investments	(132)	130	1,207	130
Interest rate swap agreements	(6,663)	(9,372)	(7,137)	(7,264)
Total net unrealized depreciation of investments	(28,459)	(12,181)	(64,102)	(31,872)

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$26,309	$12,252	$25,334	$15,869

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.56	$0.65	$1.20	$1.27

Diluted	$0.56	$0.64	$1.19	$1.24

NET EARNINGS PER COMMON SHARE:
Basic	$0.48	$0.32	$0.50	$0.42
Diluted	$0.48	$0.32	$0.49	$0.41

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	54,824	37,802	51,129	37,640
Diluted	55,033	38,712	51,319	38,547

DIVIDENDS DECLARED PER COMMON SHARE	$0.68	$0.63	$1.35	$1.22

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Notes Receivable From Sale of Common Stock	(Distributions in Excess of) Undistributed Net Realized Earnings	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
		Shares	Amount

Balance at December 31, 2001	$—	38,017	$380	$699,291	$—	$(27,143)	$(3,823)	$(28,440)	$640,265
Issuance of common stock	—	9	—	142	—	—	—	—	142
Issuance of common stock under stock option plans	—	461	5	11,191	—	(11,196)	—	—	—
Issuance of common stock under the Dividend Reinvestment Plan	—	23	—	636	—	—	—	—	636
Repayments of notes receivable from sale of common stock	—	—	—	—	—	5,289	—	—	5,289
Net increase (decrease) in shareholders’ equity resulting from operations	—	—	—	—	—	—	47,741	(31,872)	15,869
Distributions	—	—	—	—	—	—	(47,260)	(47,260)

Balance at June 30, 2002	$—	38,510	$385	$711,260	$—	$(33,050)	$(3,342)	$(60,312)	$614,941

Balance at December 31, 2002	$—	43,469	$435	$812,150	$—	$(9,021)	$(25,718)	$(90,187)	$687,659
Issuance of common stock	—	11,385	114	244,837	—	—	—	—	244,951
Issuance of common stock under stock option plans	—	52	—	1,109	—	—	—	—	1,109
Issuance of common stock under the Dividend Reinvestment Plan	—	12	—	291	—	—	—	—	291
Repayments of notes receivable from sale of common stock	—	—	—	—	—	15	—	—	15
Stock-based compensation	—	—	—	9,007	(8,772)	—	—	—	235
Net increase (decrease) in shareholders’ equity resulting from operations	—	—	—	—	—	—	89,436	(64,102)	25,334
Distributions	—	—	—	—	—	—	(69,580)	—	(69,580))

Balance at June 30, 2003	$—	54,918	$549	$1,067,394	$(8,772)	$(9,006)	$(5,862)	$(154,289)	$890,014

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net increase in shareholders’ equity resulting from operations	$25,334	$15,869
Adjustments to reconcile net increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized depreciation of investments	64,102	31,872
Net realized (gain) loss on investments	(28,115)	158
Accretion of loan discounts	(7,370)	(6,564)
Accrued payment-in-kind dividends and interest	(11,202)	(10,693)
Collection of loan origination fees	1,487	892
Amortization of deferred finance costs and debt discount	1,646	209
Stock-based compensation	235	—
Depreciation of property and equipment	500	337
Increase in interest receivable	(794)	(4,087)
Increase in other assets	(783)	(1,209)
Decrease in other liabilities	(2,288)	(1,236)
Net cash provided by operating activities	42,752	25,548

Investing activities:
Proceeds from sale of equity investments	35,293	—
Collection of payment-in-kind notes	2,833	423
Collection of accreted loan discounts	1,534	436
Collection of payment-in-kind dividends	525	—
Principal repayments	142,271	34,866
Purchases of investments	(355,663)	(237,570)
Escrow funding	(5,500)	—
Capital expenditures	(1,366)	(577)
Repayments of employee notes receivable issued in exchange for common stock	15	5,289
Net cash used in investing activities	(180,058)	(197,133)

Financing activities:
Proceeds from asset securitizations	238,741	147,297
(Repayments) draws of revolving credit facility, net	(141,293)	85,645
Repayment of notes payable	(106,959)	(20,863)
Increase in deferred financing costs	(4,791)	(2,813)
Decrease in debt service escrows	12,968	1,027
Issuance of common stock	246,060	142
Distributions paid	(70,158)	(50,044)
Net cash provided by financing activities	174,568	160,391

Net increase (decrease) in cash and cash equivalents	37,262	(11,194)
Cash and cash equivalents at beginning of period	13,080	14,168
Cash and cash equivalents at end of period	$50,342	$2,974

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$291	$636
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$11,196

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

(Dollars in thousands except per share data)

	Six Months Ended June 30,
	2003	2002
Per Share Data
Net asset value at beginning of the period	$15.82	$16.84
Net operating income (1)	1.20	1.27
Net realized gain on investments (1)	0.55	—
Increase in net unrealized depreciation on investments (1)	(1.25)	(0.85)
Net increase in shareholders’ equity resulting from operations (1)	0.50	0.42
Issuance of common stock	1.19	0.01
Effect of antidilution (dilution)	0.05	(0.08)
Distribution of net investment income	(1.35)	(1.22)
Net asset value at end of period	$16.21	$15.97

Per share market value at end of period	$25.02	$27.47
Total return(2)	22.6%	1.01%
Shares outstanding at end of period	54,918	38,510
Ratio/Supplemental Data:
Net assets at end of period	$890,014	$614,941
Average net assets	$788,837	$627,603
Average long-term debt outstanding	$498,987	$331,800
Average long-tem debt per common share(1)	$9.76	$8.82
Ratio of operating expenses, net of interest expense, to average net assets	2.18%	2.16%
Ratio of interest expense to average net assets	0.98%	0.86%
Ratio of operating expenses to average net assets	3.16%	3.02%
Ratio of net operating income to average net assets	7.77%	7.63%

(1)           Weighted Average Basic per share data.

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

Note 3.  Investments

Investments are carried at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which the Company has various degrees of trading restrictions, the Company prepares an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company and the value of recent investments in the equity securities of the portfolio company. The Company will use weighting of some or all of the above valuation methods. In valuing convertible debt, equity or other securities, the Company will value its equity investment based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Company will value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, the Company will reduce the value of the Company’s debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

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

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $1,403,689 as of June 30, 2003. These securities consist of senior debt, subordinated debt generally with detachable equity warrants, preferred stock and common stock. The debt securities have effective interest rates ranging from 4.00% to 34.25% and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. The Company’s investments in equity warrants, common stock, and certain investments in preferred stock generally do not produce current income. At June 30, 2003, loans with ten portfolio companies with a total principal balance of $122,901 are on non-accrual status.  At June 30, 2003, loans, excluding loans on non-accrual status, with two portfolio companies with a principal balance of $10,623 were greater than 90 days past due.

The ownership percentages for equity instruments included on the accompanying consolidated schedule of investments reflect the diluted ownership percentages. In cases where the Company is either entitled to receive conditional common stock warrants or required to return common stock warrants if certain performance thresholds are met, the ownership percentages for equity instruments included on the accompanying consolidated schedule of investments reflect the ownership percentages based upon the performance thresholds met, if any, at the balance sheet date.

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

Summaries of the composition of the Company’s portfolio of publicly and non-publicly traded securities as of June 30, 2003 and December 31, 2002 at cost and fair value are shown in the following table:

	June 30, 2003	December 31, 2002
COST
Senior debt	20.4%	21.2%
Subordinated debt	56.6%	53.6%
Subordinated debt with non-detachable warrants	2.7%	2.3%
Preferred stock	9.8%	10.4%
Common stock warrants	7.5%	9.2%
Common stock	3.0%	3.3%

	June 30, 2003	December 31, 2002
FAIR VALUE
Senior debt	22.8%	22.2%
Subordinated debt	57.0%	52.6%
Subordinated debt with non-detachable warrants	2.9%	2.4%
Preferred stock	3.5%	6.2%
Common stock warrants	11.0%	14.0%
Common stock	2.8%	2.6%

The following table shows the portfolio composition by industry grouping at cost and at fair value:

	June 30, 2003	December 31, 2002
COST
Industrial Products	30.5%	35.4%
Consumer Products	21.6%	22.8%
Financial Services	4.8%	0.4%
Service	4.4%	6.0%
Construction	5.4%	3.8%
Aerospace	6.1%	4.7%
Information Technology	4.0%	3.5%
Chemical Products	3.9%	5.6%
Transportation	6.3%	4.2%
Healthcare	2.6%	3.5%
Food Products	4.0%	3.5%
Wholesale	3.4%	3.3%
Retail	2.5%	2.9%
Real Estate	0.2%	0.0%
Media	0.1%	0.2%
Telecommunications	0.2%	0.2%

	June 30, 2003	December 31, 2002
FAIR VALUE
Industrial Products	26.2%	32.6%
Consumer Products	22.2%	23.0%
Service	6.3%	9.1%
Financial Services	5.1%	0.3%
Information Technology	4.9%	4.4%
Chemical Products	3.8%	5.9%
Aerospace	7.2%	4.8%
Food Products	4.2%	3.4%
Construction	5.2%	3.3%
Wholesale	3.5%	3.4%
Transportation	6.1%	3.8%
Retail	2.8%	2.9%
Healthcare	2.1%	2.8%
Real Estate	0.2%	0.0%
Media	0.2%	0.2%
Telecommunications	0.0%	0.1%

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2003	December 31, 2002
COST
Mid-Atlantic	22.0%	25.3%
Southwest	19.5%	23.0%
Southeast	21.2%	17.6%
North-Central	16.9%	14.3%
South-Central	11.0%	9.8%
Northeast	5.6%	5.8%
Foreign	3.8%	4.2%

	June 30, 2003	December 31, 2002
FAIR VALUE
Mid-Atlantic	22.4%	27.5%
Southwest	19.8%	22.9%
Southeast	23.5%	17.9%
North-Central	16.4%	14.0%
South-Central	10.6%	9.5%
Northeast	5.3%	5.4%
Foreign	2.0%	2.8%

Note 4.  Borrowings

The Company’s debt obligations consisted of the following as of June 30, 2003 and December 31, 2002:

DEBT	June 30, 2003	December 31, 2002
Revolving debt-funding facility	$114,500	$255,793
ACAS Business Loan Trust 2000-1 asset securitization	58,034	92,767
ACAS Business Loan Trust 2002-1 asset securitization	83,030	117,259
ACAS Business Loan Trust 2002-2 asset securitization	117,659	154,145
ACAS Business Loan Trust 2003-1 asset securitization	237,268	—
Total	$610,491	$619,964

The Company, through ACS Funding Trust I, an affiliated business trust, has a revolving debt-funding facility. On June 13, 2003, the Company and ACS Funding Trust I entered into an amended and restated loan funding and service agreement with the existing lenders with an aggregate commitment of $225,000 through a termination date of June 13, 2006.

On May 21, 2003, the Company completed a $239,000 asset securitization.  In connection with the transaction, the Company established ACAS Business Loan Trust 2003-1 (“Trust V”), an affiliated statutory trust, and contributed to Trust V $308,000 in loans.  Subject to continuing compliance with certain conditions, the Company will remain as servicer of the loans.  Simultaneously with the initial contribution, Trust V was authorized to issue $185,000 Class A notes, $31,000 Class B notes and $23,000 Class C notes to institutional investors and $69,000 Class D notes were retained by an affiliate of Trust V.  The Class C notes consist of a $17,000 tranche of floating rate notes and a $6,000 tranche of fixed rate notes.  The Class A notes carry an interest rate of one-month LIBOR plus 55 basis points, the Class B notes carry and interest rate of one-month LIBOR plus 120 basis points.  The floating rate tranche of the Class C notes carries an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carries an interest rate of 5.14%.  As of June 30, 2003, the Company had issued all of the Class A, Class B and Class C notes.  The loans are secured by loans from the Company’s portfolio companies with a principal balance of $307,000 as of June 30, 2003.  The Class A notes mature on March 20, 2008, the Class B notes mature on September 20, 2008 and the Class C notes mature on December 20, 2008.  Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes.

The transfer of the assets to Trust V and the related sale of notes by Trust V have been treated as a secured borrowing financing arrangement by the Company under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  As required by the terms of the Trust V, the Company has entered into interest rate swaps to match the interest rate basis of the assets in Trust V with the interest rate basis of corresponding debt.

The weighted average debt balance for the three months ended June 30, 2003 and 2002 was $491,597 and $386,500, respectively.  The weighted average debt balance for the six months ended June 30, 2003 and 2002 was $498,987 and $331,800, respectively.  The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred financing costs, for the three months ended June 30, 2003 and 2002 was 3.04%, and 3.26%, respectively.  The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2003 and 2002 was 3.10%, and 3.25%, respectively.

Note 5.  Stock Options

In the second quarter of 2003, the Company adopted FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure - An Amendment to FASB Statement No. 123.”  In applying SFAS 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed over the vesting period of the options and are included on the accompanying Consolidated Statements of Operations under “Stock-based compensation.”  The Company continues to apply APB No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its stock-based compensation plan for all stock options granted prior to January 1, 2003.  In accordance with SFAS 123, the Company elected to continue to apply the provisions of APB 25 to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of the Company’s consolidated net operating income and net increase in shareholders’ equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123.

On May 15, 2003, the Company’s shareholders approved the 2003 Employee Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 3.5 million options to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to employees of the Company.  The 2003 Plan provides that unless the Compensation and Compliance Committee of the Board of Directors determines otherwise, the exercise price of options will be automatically reduced by the amount of any cash dividends paid on the Company’s common stock after the option is granted but before it is exercised.

During the six months ended June 30, 2003, the Company granted 1,122 options to purchase common stock under the 2003 Plan.  For the options granted under the 2003 Plan, the Company estimated the fair value per option on the date of grant of $10.08 using a Black- Scholes option pricing model and the following assumptions: exercise price at market on date of grant, dividend yield 0% (13.75% expected dividend yield reduced to 0.0% since stock option exercise price is reduced for dividends paid), risk-free interest rate 2.8%, expected volatility factor .38, and expected lives of the options of 6 years.  During the six months ended June 30, 2003, the Company also granted 81 options to purchase common stock under the Company’s 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan and the 2002 Employee Stock Option Plan (collectively the “Prior Plans”).  For the options granted under the Prior Plans, the Company estimated the fair value per option on the date of grant of $1.95 using a Black- Scholes option pricing model and the following assumptions: exercise price at market on date of grant, dividend yield 13.75%, risk-free interest rate 2.9%, expected volatility factor ..38, and expected lives of the options of 5 years.  In determining the compensation cost for options granted in 2003 and forward, the Company estimates expected future forfeitures of 8%.

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and the increase (decrease) in shareholders’ equity resulting from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net operating income
As reported	$30,558	$24,648	$61,321	$47,899
Stock-based employee compensation, net of tax	(1,390)	(1,412)	(2,967)	(2,631)
Pro forma	$29,168	$23,236	$58,354	$45,268

Net operating income per common share
Basic as reported	$0.56	$0.65	$1.20	$1.27

Basic pro forma	$0.53	$0.61	$1.14	$1.20

Diluted as reported	$0.56	$0.64	$1.19	$1.24

Diluted pro forma	$0.53	$0.60	$1.14	$1.17

Net increase in shareholders’ equity resulting from operations
As reported	$26,309	$12,252	$25,334	$15,869

Stock-based employee compensation, net of tax	(1,390)	(1,412)	(2,967)	(2,631)
Pro forma	$24,919	$10,840	$22,367	$13,238

Net increase in shareholders’ equity resulting from operations per common share
Basic as reported	$0.48	$0.32	$0.50	$0.42

Basic pro forma	$0.45	$0.29	$0.44	$0.35

Diluted as reported	$0.48	$0.32	$0.49	$0.41

Diluted pro forma	$0.45	$0.28	$0.44	$0.34

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase in shareholders’ equity resulting from operations for future periods.

Note 6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator for basic and diluted net operating income per share	$30,558	$24,648	$61,321	$47,899

Numerator for basic and diluted earnings per share	$26,309	$12,252	$25,334	$15,869

Denominator for basic weighted average shares	54,824	37,802	51,129	37,640

Employee stock options	162	298	112	294
Contingently issuable shares*	47	600	78	602
Warrants	—	12	—	11
Denominator for diluted weighted average shares	55,033	38,712	51,319	38,547

Basic net operating income per common share	$0.56	$0.65	$1.20	$1.27

Diluted net operating income per common share	$0.56	$0.64	$1.19	$1.24

Basic earnings per common share	$0.48	$0.32	$0.50	$0.42

Diluted earnings per common share	$0.48	$0.32	$0.49	$0.41

*              Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

Note 7.  Segment Data

The Company’s reportable segments are its investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly owned subsidiary, ACFS.

The following table presents segment data for the three months ended June 30, 2003:

	ACAS	ACFS	Consolidated
Interest and dividend income	$36,670	$—	$36,670
Fee income	458	6,077	6,535
Total operating income	37,128	6,077	43,205
Interest	3,733	—	3,733
Salaries and benefits	710	3,394	4,104
General and administrative	2,017	2,558	4,575
Stock-based compensation	235	—	235
Total operating expenses	6,695	5,952	12,647
Net operating income	30,433	125	30,558
Net realized gain on investments	24,210	—	24,210
Net unrealized depreciation of investments	(28,459)	—	(28,459)
Net increase in shareholders’ equity resulting from operations	$26,184	$125	$26,309

The following table presents segment data for the six months ended June 30, 2003:

	ACAS	ACFS	Consolidated
Interest and dividend income	$71,375	$—	$71,375
Fee income	2,065	12,829	14,894
Total operating income	73,440	12,829	86,269
Interest	7,744	—	7,744
Salaries and benefits	1,346	7,432	8,778
General and administrative	3,296	4,895	8,191
Stock-based compensation	235	—	235
Total operating expenses	12,621	12,327	24,948
Net operating income	60,819	502	61,321
Net realized gain on investments	28,115	—	28,115
Net unrealized depreciation of investments	(64,102)	—	(64,102)
Net increase in shareholders’ equity resulting from operations	$24,832	$502	$25,334

The following table presents segment data for the three months ended June 30, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$29,725	$—	$29,725
Fee income	228	4,225	4,453
Total operating income	29,953	4,225	34,178
Interest	3,150	—	3,150
Salaries and benefits	202	3,988	4,190
General and administrative	1,187	1,003	2,190
Total operating expenses	4,539	4,991	9,530
Net operating income (loss)	25,414	(766)	24,648
Net realized gain on investments	(215)	—	(215)
Net unrealized depreciation of investments	(12,181)	—	(12,181)
Net increase (decrease) in shareholders’ equity resulting from operations	$13,018	$(766)	$12,252

The following table presents segment data for the six months ended June 30, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$57,993	$—	$57,993
Fee income	311	8,515	8,826
Total operating income	58,304	8,515	66,819
Interest	5,386	—	5,386
Salaries and benefits	898	7,617	8,515
General and administrative	2,419	2,600	5,019
Total operating expenses	8,703	10,217	18,920
Net operating income (loss)	49,601	(1,702)	47,899
Net realized gain on investments	(158)	—	(158)
Net unrealized depreciation of investments	(31,872)	—	(31,872)
Net increase (decrease) in shareholders’ equity resulting from operations	$17,571	$(1,702)	$15,869

Note 8.  Commitments

As of  June 30, 2003, the Company had commitments under loan agreements to fund up to $51,915 to eleven portfolio companies. These commitments are composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company’s portfolio.

As of June 30, 2003, the Company had performance guarantees that total $14,016 for two portfolio companies that will expire upon the performance of the portfolio company.  The Company generally entered into the performance guarantees to ensure a portfolio company’s specific performance under a service contract as required by the respective portfolio company’s customer. The Company would be required to perform under the guarantee if the related portfolio company were unable to meet specific requirements under the related contract.  Fundings under the guarantees by the Company would constitute a subordinated debt liability of the portfolio company.

In the second quarter of 2003, the Company also provided $5,500 of collateral in an escrow account to secure payment of a performance obligation of one portfolio company.  In the third quarter of 2003, the escrow account was refunded back to the Company.

Note 9.  Shareholders’ Equity

In March 2003, the Company sold 6,670 shares of common stock in a follow-on equity offering.  The proceeds of the offering net of the underwriter’s discount of $143,356 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

In January 2003, the Company sold 4,715 shares of common stock in a follow-on equity offering.  The proceeds of the offering net of the underwriter’s discount of $102,033 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

Note 10.  Investment in New Piper Aircraft, Inc.

In May 1998, the Company made an investment of $20,000 in the New Piper Aircraft, Inc. (“Piper Aircraft”) consisting of subordinated debt and common stock warrants. In the first quarter of 2003, the Company recorded unrealized depreciation of $10,344 to reduce the Company's investments in common stock warrants and subordinated debt to its fair value. On June 30, 2003, the Company purchased the $56,000 existing senior debt of Piper Aircraft for $33,500 and assumed an undrawn $11,500 revolving credit facility.  On June 30, 2003, the Company entered into a binding Exchange of Indebtedness Agreement (“Exchange Agreement”) to exchange up to $22,500 of the purchased senior debt into warrants to purchase shares of Piper Aircraft common stock as part of a recapitalization of Piper Aircraft.  The recapitalization contemplated by the Exchange Agreement required the consent of the existing Piper Aircraft stockholders.  On July 17, 2003, a recapitalization transaction was consummated on terms economically similar to but structurally different from that contemplated by the Exchange Agreement.  Under the final recapitalization, all of the existing Piper Aircraft equity, including the Company’s existing common stock warrants, was converted into cash.  The purchased senior debt discount was converted into $479 of subordinated debt and $22,021 was converted into 94.0% of the common equity of Piper Aircraft, thereby improving the Company's existing subordinated debt invesment within Piper Aircraft's capital structure.  As part of the recapitalization, an existing Piper Aircraft stockholder purchased the remaining 6.0% of common equity for $851.  In the second quarter of 2003, the Company recorded unrealized appreciation of $14,734 to increase the Company's investments in the common stock warrants and subordinated debt to its fair value.  The accompanying Consolidated Schedule of Investments reflects the recapitalization the Company was committed to in the Exchange Agreement by reflecting the purchased senior debt at $33,500 and reflecting the fair value of the purchased senior debt discount as $479 of subordinated debt and the remaining amount as common stock warrants.

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

Portfolio Composition

The Company’s primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable equity warrants, preferred stock, and common stock.  The total portfolio value of investments in publicly and non-publicly traded securities was $1,403,689 and $1,248,459 at June 30, 2003 and December 31, 2002, respectively.  During the three and six months ended June 30, 2003, the Company made investments totaling $204,100 and $382,100, respectively, including $16,100 and $20,600, respectively, in funds committed but undrawn under credit facilities.  During the three and six months ended June 30, 2002, the Company made investments totaling $139,700 and $248,600, respectively, including $7,900 and $11,100, respectively, in funds committed but undrawn under credit facilities. The weighted average effective interest rate on debt securities was 12.2% at June 30, 2003.

The Company’s strategy for investing in new portfolio companies is to invest capital in the following three types of transactions: i) providing senior debt, mezzanine debt and equity and serving as a financial partner in management and employee buyouts, ii) providing senior debt, mezzanine debt and equity financing for buyouts led by private equity firms, and iii) providing senior debt, mezzanine debt and equity directly to private and small public companies.

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

The Company’s investments during the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
New Portfolio Company Financing for Private Equity Buyouts	$106,050	$89,000	$238,350	$97,500
New Portfolio Company Direct Investments	—	—	40,000	—
New Portfolio Company Buyouts	—	36,000	—	123,000
Add-On Financing for Acquisitions	18,400	6,000	18,400	9,800
Add-On Financing for Recapitalization	24,250	—	24,250	—
Add-On Financing for Buyouts	45,000	—	45,000	—
Add-On Financing for Growth	—	—	—	2,000
Add-On Financing for Working Capital	10,400	8,700	16,100	16,300
Total	$204,100	$139,700	$382,100	$248,600

Results of Operations

The Company’s consolidated financial performance, as reflected in its Consolidated Statements of Operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest and dividends earned from investing in debt and equity securities and financial advisory, transaction structuring, financing and prepayment and other fees, less the operating expenses of the Company. The second element is “Net unrealized depreciation of investments,” which is the net change in the estimated fair values of the Company’s portfolio investments at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is “Net realized gain (loss) on investments,” which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company’s Consolidated Balance Sheets.

The consolidated operating results for the three and six months ended June 30, 2003 and 2002 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating income	$43,205	$34,178	$86,269	$66,819
Operating expenses	12,647	9,530	24,948	18,920
Net operating income	30,558	24,648	61,321	47,899
Net realized gain (loss) on investments	24,210	(215)	28,115	(158)
Net unrealized depreciation of investments	(28,459)	(12,181)	(64,102)	(31,872)
Net increase in shareholders’ equity resulting from operations	$26,309	$12,252	$25,334	$15,869

Operating Income

Total operating income is comprised of two components: interest and dividend income and fees. For the three months ended June 30, 2003, total operating income increased $9,027, or 26%, over the three months ended June 30, 2002. For the six months ended June 30, 2003, total operating income increased $19,450, or 29%, over the six months ended June 30, 2002.  Interest and dividend income consisted of the following for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income on debt securities	$40,403	$31,032	$76,758	$59,786
Interest cost of interest rate swap agreements	(4,441)	(2,439)	(8,117)	(3,781)
Interest income on bank deposits and employee loans	152	452	302	843
Dividend income on equity securities	556	680	2,432	1,145
Total interest and dividend income	$36,670	$29,725	$71,375	$57,993

Interest income on debt securities increased by $9,371, or 30%, to $40,403 for the three months ended June 30, 2003 from $31,032 for the comparable period in 2002.  To match the interest rate basis of its assets and liabilities and to fulfill its obligations under the terms of its revolving debt funding facility and asset securitizations, the Company enters into interest rate swap agreements to hedge securitized debt investments in which it either pays a floating rate based on the prime rate and receives a floating rate based on LIBOR, or pays a fixed rate and receives a floating rate based on LIBOR. Use of the interest rate swaps enables the Company to manage the impact of changing interest rates on spreads between the yield on in its investments and the cost of its borrowings. As a result, both interest income and interest expense are affected by changes in LIBOR. See “Quantitative and Qualitative Disclosure About Market Risk” for a discussion of the Company’s use of interest rate swaps to mitigate the impact of interest rate changes on net operating income. The negative impact of the interest rate swap agreements increased by $2,002, from $2,439 for the three months ended June 30, 2002 to $4,441 for the three months ended June 30, 2003.

The Company’s second quarter daily weighted average debt investment at cost, excluding discounts, increased from $909,000 in 2002 to $1,232,000 in 2003 resulting from new loan originations net of loan repayments during the last twelve months ended June 30, 2003. The second quarter daily weighted average interest rate on debt securities decreased to 13.1% in 2003 from 13.7% in 2002 due partially to a decrease in the weighted average monthly prime lending rate from 4.75% in the second quarter 2002 to 4.17% in the second quarter of 2003 and a decrease in the average monthly LIBOR rate from 1.84% in the second quarter of 2002 to 1.25% in the second quarter of 2003.  The decrease in the weighted average interest rate on debt securities is also partially due to an increase in the non-accruing loans from $67,336 at June 30, 2002 to $122,901 at June 30, 2003. Interest income for the second quarter of 2003 was also impacted by the recognition of cash interest receipts received in the second quarter of 2003 totaling $1,110 that related to prior quarters' interest for one portfolio company investment, the New Piper Aircraft Inc., that was previously on non-accrual status. The second quarter daily weighted average interest rate on debt securities, including the impact of interest rate swaps, decreased to 11.7% in 2003 from 12.6% in 2002, due partially due to the negative impact of the interest rate swaps as a result of the new asset securitizations entered into in 2002 and 2003.  The quarterly average notional amount of interest rate swaps as a percentage of the daily weighted average debt investments increased from 50% in second quarter 2002 to 58% in second quarter 2003.  The Company’s second quarter daily weighted average total investment at cost increased from $989,000 in 2002 to $1,427,000 in 2003.  The second quarter daily weighted average yield on total investments, including the impact of interest rate swaps, decreased to 10.2% in 2003 from 11.8% in 2002.

Interest income on debt securities increased by $16,972, or 28%, to $76,758 for the six months ended June 30, 2003 from $59,786 for the comparable period in 2002.  The negative impact of the interest rate swap agreements increased by $4,336, from $3,781 for the six months ended June 30, 2002 to $8,117 for the six months ended June 30, 2003.  Dividend income on equity securities increased by $1,287, to $2,432 for the six months ended June 30, 2003 from $1,145 for the comparable period in 2002 due primarily to a non-scheduled cash dividend of $1,250 received from one portfolio company.  The Company’s daily weighted average debt investment at cost increased from $875,000 in 2002 to $1,162,000 in 2003 resulting from new loan originations of net of loan repayments during the last twelve months ended June 30, 2003. The year-to-date second quarter daily weighted average interest rate on debt securities decreased to 13.2% in 2003 from 13.7% in 2002 due partially to a decrease in the weighted average monthly prime lending rate from 4.75% in 2002 to 4.21% in 2003 and a decrease in the average monthly LIBOR rate from 1.85% in the 2002 to 1.29% in the 2003.  The decrease in the weighted average interest rate on debt securities is also partially due to an increase in the non-accruing loans from $67,336 at June 30, 2002 to $122,901 at June 30, 2003.  The year-to-date second quarter daily weighted average interest rate on debt securities, including the impact of interest rate swaps, decreased to 11.8% in 2003 from 12.8% in 2002 due partially due to the negative impact of the interest rate swaps as a result of the new asset securitizations entered into in 2002 and 2003.  The quarterly average notional amount of interest rate swaps as a percentage of the daily weighted average debt investments increased from 45% in 2002 to 60% in 2003.  The Company’s year-to-date second quarter daily weighted average total investment at cost increased from $945,000 in 2002 to $1,353,000 in 2003.  The second quarter daily weighted average yield on total investments, including the impact of interest rate swaps, decreased to 10.5% in 2003 from 12.1% in 2002.

Fee income consisted of the following for the three and months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Transaction structuring fees	$1,650	$1,017	$3,725	$2,584
Financing fees	2,902	1,774	6,294	3,460
Financial advisory fees	1,084	886	1,986	1,612
Prepayment fees	195	223	1,755	223
Other fees	704	553	1,134	947
Total fee income	$6,535	$4,453	$14,894	$8,826

Fee income increased by $2,082, or 47%, to $6,535 for the three months ended June 30, 2003 from $4,453 for the comparable period in 2002. The Company did not record any transaction structuring fees for new portfolio company buyouts in the second quarter of 2003 compared to $400 in the second quarter of 2002 as the result of closing one buyout transaction totaling $21,500. The transaction structuring fees were 0.0% and 1.9% of new buyout investments in 2003 and 2002, respectively.  The increase in financing fees was attributable to an increase in new loan investments from $115,884 for the three months ended June 30, 2002 to $194,530 for the three months ended June 30, 2003. The financing fees were 1.5% of loan originations in both 2003 and 2002, respectively.  The increase in financial advisory and other fees is due to the total dollar volume of new investments in 2003 as compared to 2002 as well as the number of portfolio companies under management in 2003.

Fee income increased by $6,068, or 69%, to $14,894 for the six months ended June 30, 2003 from $8,826 for the comparable period in 2002.  The Company recorded $1,575 in transaction structuring fees for one new portfolio company buyout or direct investment totaling $40,000 in year-to-date second quarter 2003 compared to $1,862 for four new portfolio company buyout investments totaling $108,500 in year-to-date 2002.  The transaction structuring fees were 3.9% and 1.7% of new buyout or direct investments in year-to-date 2003 and 2002, respectively.  The increase in financing fees was attributable to an increase in new loan investments from $215,645 for the six months ended June 30, 2002 to $371,578 for the six months ended June 30, 2003.  The financing fees were 1.7% and 1.6% of loan originations in 2003 and 2002, respectively.  The prepayment fees of $1,755 for the six months ended June 30, 2003 were the result of the prepayment of three loans totaling $54,000.

Operating Expenses

Operating expenses for the three months ended June 30, 2003 increased $3,117, or 33%, over the three months ended June 30, 2002.  Interest expense increased from $3,150 for the three months ended June 30, 2002 to $3,733 for the three months ended June 30, 2003 due to an increase in the Company’s weighted average borrowings from $386,500 for the three months ended June 30, 2002 to $491,597 for the three months ended June 30, 2003, net of a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 3.26% for the three months ended June 30, 2002 to 3.04% for the three months ended June 30, 2003. As discussed above, the decrease in the weighted average interest rate is due to a decrease in the average monthly LIBOR rate from 1.84% in the second quarter 2002 to 1.25% in the second quarter 2003.  Salaries and benefits expense decreased slightly from $4,190 for the three months ended June 30, 2002 to $4,104 for the three months ended June 30, 2003 due to a reduction in incentive compensation of $1,365 as a result of the Company not meeting certain performance criteria, partially offset by an increase in employees from 88 at June 30, 2002 to 123 at June 30, 2003.  General and administrative expenses increased from $2,190 for the three months ended June 30, 2002 to $4,575 for the three months ended June 30, 2003 primarily due to higher facilities expenses resulting from additional corporate office space, accounting fees, legal fees, financial reporting expenses, and insurance.

Operating expenses for the six months ended June 30, 2003 increased $6,028, or 32%, over the six months ended June 30, 2002.  Interest expense increased from $5,386 for the six months ended June 30, 2002 to $7,744 for the six months ended June 30, 2003 due to an increase in the Company’s weighted average borrowings from $331,800 for the three months ended June 30, 2002 to $498,987 for the three months ended June 30, 2003, net of a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 3.25% for the six months ended June 30, 2002 to 3.10% for the six months ended June 30, 2003. As discussed above, the decrease in the weighted average interest rate is due to a decrease in the average monthly LIBOR rate from 1.85% in the year-to-date second quarter 2002 to 1.29% in the year-to-date second quarter 2003.  Salaries and benefits expense increased slightly from $8,515 for the six months ended June 30, 2002 to $8,778 for the six months ended June 30, 2003 due primarily to an increase in employees from 88 at June 30, 2002 to 123 at June 30, 2003, partially offset by a decrease in incentive compensation of $2,383, as a result of the Company not meeting certain performance criteria.  General and administrative expenses increased from $5,019 for the six months ended June 30, 2002 to $8,191 for the six months ended June 30, 2003 primarily due to the same factors mentioned above in the quarter-over-quarter increase.

Stock-based compensation was $235 for the three and six months ended June 30, 2003.  In the second quarter of 2003, the Company adopted FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure - An Amendment to FASB Statement No. 123.”

Net Realized Gains

The Company’s net realized gains (losses) for the three and six months ended June 30, 2003 and 2002 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Weston ACAS Holdings, Inc.	$23,535	$—	$24,930	$—
MBT International, Inc.	632	—	632	—
Plastech Engineered Products, Inc.	—	—	1,641	—
Lubricating Specialties Co.	—	—	782	—
IGI, Inc.	—	1,705	—	1,705
Decorative Surfaces International, Inc.	—	(1,353)	—	(1,353)
Biddeford Textile Corp	—	(1,100)	—	(1,100)
Omnova Solutions, Inc.	—	478	—	478
Other, net	43	55	130	112
Total net realized gains	$24,210	$(215)	$28,115	$(158)

During the three months ended June 30, 2003, the Company sold of all of its equity interest in Weston ACAS Holdings, Inc. (“Weston”) consisting of common stock, common stock warrants and preferred stock for $30,950 in cash proceeds and Weston also prepaid its remaining subordinated debt of $6,500, all as part of a recapitalization of Weston that resulted in Weston employees gaining 100% ownership of the company.  The Company recognized a realized gain of $23,535 consisting of a $22,701 gain on the sale of its equity interest and $834 on the realization of the unamortized original issue discount (“OID”) offset by the reversal of the unrealized appreciation of $20,822.  As part of the recapitalization, the Company provided $12,750 of new subordinated debt financing to Weston as part of a $25,000 mezzanine debt financing provided by the Company and another mezzanine investor.  During the three months ended June 30, 2003, the Company also realized a gain of $632 from the realization of unamortized OID from the prepayment of debt by MBT International, Inc.

During the six months ended June 30, 2003, the Company realized gains of $1,641, $782, and $632, respectively, from the realization of unamortized OID from the prepayment of debt by Plastech Engineered Products, Inc., Lubricating Specialties Co. and MBT International, Inc.  During the six months ended June 30, 2003, the Company recognized a realized gain of $24,930 from its Weston investment consisting of the $23,535 gain discussed above as well as a gain of $1,395 from the realization of unamortized OID from the prepayment of debt by Weston in the first quarter of 2003.

During the three months and six months ended June 30, 2002, the Company recognized realized gains of $1,705 and $478, respectively, from the realization of unamortized OID on the repayment of subordinated debt by IGI, Inc. and Omnova Solutions, Inc.  In addition, the Company exited its investment in Decorative Surfaces International, Inc. (“DSI”) through a sale of DSI’s assets under Section 363 of the Bankruptcy Code.  The Company recognized a net realized loss of $1,353 on its investments in the subordinated debt, preferred stock, and common stock of DSI, which had a cumulative cost basis of $23,466 at March 31, 2002.  The DSI assets were purchased by American Decorative Surfaces, Inc. (“ADSI”), which was capitalized by the Company through ADSI’s assumption of $24,502 of the Company’s subordinated debt investment in DSI at par and by a $13,675 cash investment by the Company in the preferred stock of ADSI.  The Company also exited its senior debt and common stock warrant investments in Biddeford Textile Corp (“BTC”) in connection with a sale of BTC’s assets under a plan of reorganization under Chapter 11 of the Bankruptcy Code.  The Company recognized a net realized loss of $1,100 on its senior debt and common stock warrants investment, which had a cost basis of $3,632.  The assets securing the BTC debt were purchased Biddeford Real Estate Holdings (“BREH”), which was capitalized by the Company with senior debt and equity investments.

Unrealized Appreciation and Depreciation of Investments

The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by the Company’s Board of Directors. The following table itemizes the change in net unrealized (depreciation) appreciation of investments and the net realized gains (losses) for the three months ended June 30, 2003 and 2002:

	Number of Companies	Three Months Ended June 30, 2003	Number of Companies	Three Months Ended June 30, 2002

Gross unrealized appreciation of investments	17	$41,448	16	$45,282
Gross unrealized depreciation of investments	18	(42,422)	20	(48,091)
Unrealized depreciation of interest rate swaps	—	(6,663)	—	(9,372)
Reversal of prior period unrealized appreciation upon a realization	1	(20,822)	—	—
Net depreciation of investments	36	$(28,459)	36	$(12,181)

Net realized gain (loss) on investments	3	$24,210	5	$(215)

The following table itemizes the change in net unrealized (depreciation) appreciation of investments and the net realized gains (losses) for the six months ended June 30, 2003 and 2002:

	Number of Companies	Six Months Ended June 30, 2003	Number of Companies	Six Months Ended June 30, 2002

Gross unrealized appreciation of investments	20	$38,883	17	$55,105
Gross unrealized depreciation of investments	25	(74,724)	22	(79,713)
Unrealized depreciation of interest rate swaps	—	(7,137)	—	(7,264)
Reversal of prior period unrealized depreciation (appreciation) upon a realization	2	(21,124)	—	—
Net depreciation of investments	47	$(64,102)	39	$(31,872)

Net realized gain (loss) on investments	11	$28,115	5	$(158)

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

Financial Condition, Liquidity, and Capital Resources

At June 30, 2003, the Company had $50,342 in cash and cash equivalents and $15,167 of restricted cash included in other assets on the consolidated balance sheets. In addition, the Company had outstanding debt secured by assets of the Company of $114,500 under a $225,000 revolving debt funding facility and $495,991 under four asset securitizations. During the three and six months ended June 30, 2003, the Company principally funded investments using draws on the revolving debt funding facility and proceeds from an asset securitization and equity offerings.

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

As a BDC, the Company’s asset coverage must be at least 200% after each issuance of senior securities. As of June 30, 2003 and December 31, 2002, the Company’s asset coverage was approximately 247% and 213%, respectively.

Equity Capital Raising Activities

On March 26, 2003, the Company completed a public offering of its common stock and received proceeds net of the underwriter’s discount of $124,657 on March 31, 2003 in exchange for 5,800 common shares. On March 31, 2003, the Company sold 870 shares of its common stock pursuant to the underwriter’s over-allotment option granted on March 26, 2003, and received proceeds net of the underwriter’s discount of $18,699.  The proceeds from the offerings were used to repay outstanding borrowings under its revolving debt funding facility and to fund investments.

On January 8, 2003, the Company completed a public offering of its common stock and received proceeds net of the underwriter’s discount of $88,724 on January 13, 2003 in exchange for 4,100 common shares. On January 13, 2003, the Company sold 615 shares of its common stock pursuant to the underwriter’s over-allotment option granted on January 8, 2003, and received proceeds net of the underwriter’s discount of $13,309. The proceeds from the offerings were used to repay outstanding borrowings under its revolving debt funding facility and to fund investments.

Debt Capital Raising Activities

The Company, through ACS Funding Trust I, an affiliated business trust, has a revolving debt-funding facility. On June 13, 2003, the Company and ACS Funding Trust I entered into an amended and restated loan funding and service agreement with the existing lenders with and aggregate commitment of $225,000 through a termination date of June 13, 2006.

On May 21, 2003, the Company completed a $239,000 asset securitization.  In connection with the transaction, the Company established ACAS Business Loan Trust 2003-1 (“Trust V”), an affiliated statutory trust, and contributed to Trust V $308,000 in loans.  Subject to continuing compliance with certain conditions, the Company will remain as servicer of the loans.  Simultaneously with the initial contribution, Trust V was authorized to issue $185,000 Class A notes, $31,000 Class B notes and $23,000 Class C notes to institutional investors and $69,000 Class D notes were retained by an affiliate of Trust V.  The Class C notes consist of a $17,000 tranche of floating rate notes and a $6,000 tranche of fixed rate notes.  The Class A notes carry an interest rate of one-month LIBOR plus 55 basis points, the Class B notes carry and interest rate of one-month LIBOR plus 120 basis points.  The floating rate tranche of the Class C notes carries an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carries an interest rate of 5.14%.  As of June 30, 2003 the Company had issued all of the Class A, Class B and Class C notes.  The loans are secured by loans from the Company’s portfolio companies with a principal balance of $306,580 as of June 30, 2003.  The Class A notes mature on March 20, 2008, the Class B notes mature on September 20, 2008 and the Class C notes mature on December 20, 2008.  Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade. The weighted average investment grade was 3.0 as of both June 30, 2003 and December 31, 2002.  At June 30, 2003 and December 31, 2002, the Company’s investment portfolio was graded as follows:

	June 30, 2003		December 31, 2002
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$210,708	14.6%	$288,897	22.6%
3	973,148	67.6%	808,635	63.4%
2	235,140	16.3%	145,235	11.4%
1	21,948	1.5%	33,075	2.6%
	$1,440,944	100.0%	$1,275,842	100.0%

The amounts at June 30, 2003 and December 31, 2002 do not include the Company’s investments for which the Company has only invested in the equity securities of the company.

The decline in the investment grade 4 at March 31, 2003 as compared to December 31, 2002 was principally due to the exit or partial exit of three portfolio companies during the six months ended June 30, 2003.  The improvement in the investment grade 3 as compared to December 31, 2002 is primarily the result of new investments made during the six months ended June 30, 2003, which had a fair value of $258,099 as of June 30, 2003.  The improvement in the investment grade 3 was offset slightly by a net decrease of two existing portfolio companies with a loan grade 3, with five portfolio companies downgraded to a grade 2 and three portfolio companies upgraded to a grade 3.  The increase in the investment grade 2 as compared to December 31, 2002 is partially due to a net increase of two portfolio companies with a loan grade 2, with five portfolio companies downgraded to a grade 2 and three portfolio companies upgraded to a grade 3.   The decrease in investment grade 1 as compared to December 31, 2002 is due to the reduction in the fair value of certain investment grade 1 portfolio companies due to the unrealized depreciation recorded during the six months ended June 30, 2003.

The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  At June 30, 2003, loans with ten portfolio companies with a face amount of $122,901 were on non-accrual. Loans with four of the ten portfolio companies are grade 2 loans, and loans with six of the ten portfolio companies are grade 1 loans.  These loans include a total of $91,294 with PIK interest features.  At December 31, 2002, loans to eight portfolio companies with a face amount of $73,155 were on non-accrual.  Loans with two of the eight portfolio companies are grade 2 loans, and loans with six of the eight portfolio companies are grade 1 loans.  These loans include a total of $48,686 with PIK interest features.

At June 30, 2003 and December 31, 2002, loans on accrual status past due were as follows:

	Number of Portfolio Companies	June 30, 2003	Number of Portfolio Companies	December 31, 2002

Current	60	$1,191,734	52	$1,009,361

1—30 Days Past Due	—	—	—	—
31—60 Days Past Due	—	—	1	9,000
61—90 Days Past Due	—	—	—	—
Greater than 90 Days Past Due	2	10,623	3	27,274
Non-accruing Loans	10	122,901	8	73,155
Subtotal	12	133,524	12	109,429
Total	72	$1,325,258	64	$1,118,790

The loan balances above reflect the full face value of the note.  The Company believes that debt service collection is probable for the loans greater than 90 days past due.

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

The statistics are weighted by the Company’s investment value for each portfolio company and do not include investments in which the Company holds only equity securities.  For the statistics for the quarter ended June 30, 2003 for portfolio companies with a nominal EBITDA, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.  The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the aggregate investment portfolio as of the quarter ended June 30, 2003 and the years ended December 31, 2002, 2001, 2000 and 1999:

In addition to these statistics, the company tracks its portfolio investments on a static-pool basis.  A static pool consists of the investments made during a given year.  The Pre-1999 static pool consists of the investments made from the time of the Company’s IPO through the year ended December 31, 1998.  The following table contains a summary of portfolio statistics as of and for the latest twelve months ended June 30, 2003:

Portfolio Statistics On a Weighted Average Basis ($in millions, unaudited):	Pre-1999 Static Pool		1999 Static Pool		2000 Static Pool		2001 Static Pool		2002 Static Pool		2003 Static Pool		Aggregate

Original Investments and Commitments at Cost	$171		$178		$276		$390		$573		$382		$1,970
Total Exits and Prepayments	$88		$42		$88		$116		$42		$—		$376
Total Interest, Dividends and Fees Collected	$76		$70		$71		$85		$62		$16		$380
Total Net Realized (Loss) Gain on Investments	$6.3		$7.0		$(25.0)		$32.4		$0.2		$—		$20.9
Current Cost of Original Investments	$108		$141		$204		$251		$525		$325		$1,554
Fair Value of Investments	$80		$121		$142		$247		$528		$325		$1,443
Non-Accruing Loans at Cost	$30		$13		$65		$15		$—		$—		$123
Equity Interest at Fair Value	$7		$27		$32		$51		$119		$24		$260
Debt to EBITDA(1)(2)	8.5	x	5.5	x	6.4	x	5.7	x	5.3	x	4.8	x	5.5	x
Interest Coverage(1)	1.4	x	2.8	x	2.4	x	2.0	x	2.6	x	2.8	x	2.5	x
Debt Service Coverage(1)	1.1	x	1.5	x	1.2	x	1.3	x	1.8	x	2.4	x	1.7	x
Loan Grade(1)	2.7		3.0		2.8		2.9		3.0		3.0		3.0
Average Age of Companies	38	yrs	58	yrs	39	yrs	46	yrs	34	yrs	35	yrs	39	yrs
Average Sales(3)	$77		$106		$115		$130		$51		$142		$97
Average EBITDA(4)	$4		$13		$21		$16		$7		$19		$13
Ownership Percentage	67%		47%		39%		41%		47%		18%		40%
% with Senior Lien(5)	19%		7%		3%		44%		21%		33%		24%
% with Senior or Junior Lien(5)	41%		51%		81%		79%		80%		67%		71%
Total Sales(3)	$434		$869		$579		$1,325		$1,185		$2,007		$6,399
Total EBITDA(4)	$11		$80		$100		$169		$162		$263		$785

(1)           These amounts do not include investments in which the Company owns only equity.

(2)           For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.

(3)           Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.

(4)           EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.

(5)           As a percentage of the Company’s total debt investments.

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s Pre-1999 Static Pool as of the quarter ended June 30, 2003 and the years ended December 31, 2002, 2001, 2000 and 1999:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 1999 Static Pool as of the quarter ended June 30, 2003 and the years ended December 31, 2002, 2001, 2000, and 1999:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2000 Static Pool as of the quarter ended June 30, 2003 and the years ended December 31, 2002, 2001 and 2000:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2001 Static Pool as of the quarter ended June 30, 2003 and the years ended December 31, 2002 and 2001:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2002 Static Pool as of the quarter ended June 30, 2003 and the year ended December 31, 2002:

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Because the Company funds a portion of its investments with borrowings under its revolving debt funding facility and asset securitizations, the Company’s net operating income is affected by the spread between the rate at which it invests and the rate at which it borrows. The Company attempts to match-fund its liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. The Company enters into interest rate basis swap agreements to match the interest rate basis of its assets and liabilities, thereby managing the impact of changing interest rates on spreads between its asset yield and the cost of its borrowings, and to fulfill its obligations under the terms of its revolving debt funding facility and term securitizations.

As a result of the Company’s use of interest rate swaps, at June 30, 2003, approximately 29% of the Company’s interest bearing assets provided fixed rate returns and approximately 71% of the Company’s interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at June 30, 2003, the Company had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of $955 million and had total borrowings outstanding of $610 million. All of the Company’s outstanding debt at June 30, 2003 has a variable rate of interest based on one-month LIBOR.

As of June 30, 2003, the Company had entered into 33 interest rate basis swap agreements with two large commercial banks with debt ratings of A1 under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR. For those investments contributed to the term securitizations, the interest swaps enable the Company to manage the impact of changing interest rates on spreads between the asset yield on the investments and the cost of the borrowings under the term securitizations. The excess of payments made to swap counterparties over payments received from swap counterparties is recorded as a reduction of interest income. One-month LIBOR decreased from 1.38% at December 31, 2002 to 1.12% at June 30, 2003, and the prime rate decreased from 4.25% at December 31, 2002 to 4.0% at June 30, 2003.

At June 30, 2003, the total notional amount of the swap agreements was $809,478 and the agreements have a weighted average remaining term of approximately 6.0 years. The following table presents the notional principal amounts of interest rate swaps by class:

	June 30, 2003
Type of Interest Rate Swap	Company Pays	Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	4.65%(1)	LIBOR	23	$589,563
Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	10	219,915
Total			33	$809,478

	December 31, 2002
Type of Interest Rate Swap	Company Pays	Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	4.90%(1)	LIBOR	19	$441,430
Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	11	213,999
Total			30	$655,429

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. The staff of the Securities and Exchange Commission has requested that the Company voluntarily provide certain documents and information as part of an informal, non-public inquiry.  The staff has not indicated the subject of the inquiry.  The Company has complied fully with the requests and expects to continue to do so should additional information be requested.  In a letter to the Company, the SEC staff stated, “This inquiry is nonpublic and should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security.”

In the opinion of management, the ultimate resolution of all such proceedings is not expected to have a material adverse effect on the business, financial conditions, or results of operation of the Company.

Item 2.    Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 15, 2003, the Company held its Annual Meeting of Stockholders.  Three matters were submitted to the stockholders for consideration:

1.        To elect three directors of the Company, each to serve a three-year term and until their successors are elected to qualified;

2.        To approve the adoption of the Company’s 2003 Employee Stock Option Plan; and

3.        To ratify the selection of Ernst & Young, LLP to serve as independent public accountants for the Company for the year ending December 31, 2003.

The results of the shares voted with regard to each of these matters is as follows

1.	Election of Directors

Director	For	Withheld
Phillip R. Harper	51,551,521	459,228
Kenneth D. Peterson, Jr.	51,585,338	425,411
Malon Wilkus	51,493,464	517,285

2.	Approval of 2003 Employee Stock Option Plan

For	Against	Abstain
22,238,455	4,228,224	668,749

3.	Ratification of appointment of Ernst & Young, LLP as auditors

For	Against	Abstain
51,304,027	401,079	305,643

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description
10.1

Amended and Restated Loan Funding and Servicing Agreement, by and among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Wachovia Securities, LLC, Wachovia Bank, National Association, and Wells Fargo Bank Minnesota, National Association dated as of June 13, 2003, filed herewith.

10.2	Amended and Restated Purchase and Sale Agreement by and between ACS Funding Trust I and American Capital Strategies, Ltd. Dated as of June 13, 2003, filed herewith.
10.3

Amended and Restated Pledge and Security Agreement, by and among American Capital Strategies, Ltd., ACS Funding Trust I, and Wells Fargo Bank Minnesota, National Association dated as of June 13, 2003, filed herewith.

10.4*

ACAS Transfer Agreement, between American Capital Strategies, Ltd. And ACAS Business Loan LLC, 2003-1, dated as of May 21, 2003, incorporated herein by reference to Exhibit 2.k.27 of Form N-2 filed June 13, 2003.

10.5*

Transfer and Servicing Agreement, among ACAS Business Loan Trust 2003-1, ACAS Business Loan LLC, 2003-1, American Capital Strategies, Ltd., and Wells Fargo Bank Minnesota, National Association, dated as of May 21, 2003, incorporated herein by reference to Exhibit 2.k.28 of Form N-2 filed June 13, 2003.

10.6*

Indenture, between ACAS Business Loan Trust, 2003-1 and Wells Fargo Bank Minnesota, National Association, dated as of May 21, 2003, incorporated herein by reference to Exhibit 2.k.29 of Form N-2 filed June 13, 2003.

10.7*

Purchase Agreement dated as of May 16, 2003, by and among ACAS Business Loan Trust 2003-1, ACAS Business Loan LLC, 2003-1, Wachovia Securities, Inc. and American Capital Strategies, Ltd., incorporated herein by reference to Exhibit 2.k.30 of Form N-2 filed June 13, 2003.

Limited Liability Company Operation Agreement of ACAS Business Loan LLC, 2003-1, by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated as of May 12, 2003, incorporated herein by reference to Exhibit 2.k.31 of Form N-2 filed June 13, 2003.

31	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
May 13, 2003 – The Company reported that it issued a press release announcing its financial results for the quarter ended March 31, 2003

*              Fully or partly previously filed

†              Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

	By:	/s/Richard E. Konzmann
Richard E. Konzmann
Vice President, Accounting and Reporting

Date: August 13, 2003