Form 10-Q
period 2003-09-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2003-11-14
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of October 31, 2003 was 57,131,000.

AMERICAN CAPITAL STRATEGIES, LTD.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$52,786	$13,080
Investments at fair value (cost of $1,718,805 and $1,334,987, respectively)
Non-Control/Non-Affiliate investments	706,424	557,490
Control investments	770,367	671,141
Affiliate investments	123,794	52,083
Interest rate swaps	(30,166)	(32,255)

Total investments at fair value	1,570,419	1,248,459
Interest receivable	14,987	11,552
Other	67,221	45,432

Total assets	$1,705,413	$1,318,523

Liabilities and Shareholders’ Equity
Revolving credit facility	$220,208	$255,793
Repurchase agreements	42,798	—
Notes payable	464,960	364,171
Accrued dividends payable	37,892	869
Other	12,496	10,031

Total liabilities	778,354	630,864

Commitments and Contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized, 57,917 and 44,450 issued, and 56,936 and 43,469 outstanding, respectively	569	435
Capital in excess of par value	1,124,585	812,150
Unearned compensation	(17,602)	—
Notes receivable from sale of common stock	(8,945)	(9,021)
Distributions in excess of net realized earnings	(19,435)	(25,718)
Net unrealized depreciation of investments	(152,113)	(90,187)

Total shareholders’ equity	927,059	687,659

Total liabilities and shareholders’ equity	$1,705,413	$1,318,523

See accompanying notes.

AMERICAN CAPITAL STRATEGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$21,047	$16,200	$62,431	$52,157
Control investments	20,517	17,986	53,953	43,321
Affiliate investments	3,571	421	8,243	903
Interest rate swap agreements	(4,618)	(3,185)	(12,735)	(6,966)

Total interest and dividend income	40,517	31,422	111,892	89,415

Fees
Non-Control/Non-Affiliate investments	3,380	1,093	11,964	4,208
Control investments	8,924	6,528	14,276	12,016
Affiliate investments	497	233	1,455	456

Total fee income	12,801	7,854	27,695	16,680

Total operating income	53,318	39,276	139,587	106,095

OPERATING EXPENSES:
Interest	4,412	3,793	12,156	9,179
Salaries and benefits	7,616	5,678	16,394	14,193
General and administrative	3,971	3,107	12,162	8,126
Stock-based compensation	705	—	940	—

Total operating expenses	16,704	12,578	41,652	31,498

NET OPERATING INCOME	36,614	26,698	97,935	74,597

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	3,983	(25,436)	6,465	(24,901)
Control investments	(17,632)	2,425	8,001	1,127
Affiliate investments	1,366	(451)	1,366	154

Total net realized (loss) gain on investments	(12,283)	(23,462)	15,832	(23,620)

Net unrealized appreciation (depreciation) of investments
Non-Control/Non-Affiliate investments	(14,128)	23,365	(14,791)	8,407
Control investments	5,624	(16,723)	(51,885)	(26,503)
Affiliate investments	1,454	(919)	2,661	(789)
Interest rate swap agreements	9,226	(20,483)	2,089	(27,747)

Total net unrealized appreciation (depreciation) of investments	2,176	(14,760)	(61,926)	(46,632)

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$26,507	$(11,524)	$51,841	$4,345

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.67	$0.66	$1.87	$1.93
Diluted	$0.66	$0.66	$1.86	$1.90
NET EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.48	$(0.29)	$0.99	$0.11
Diluted	$0.48	$(0.29)	$0.98	$0.11
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	54,919	40,269	52,408	38,585
Diluted	55,252	40,658	52,650	39,207

DIVIDENDS DECLARED PER COMMON SHARE	$0.69	$0.66	$2.04	$1.88

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2003

(Unaudited)

(In thousands)

Company	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON- AFFILIATE INVESTMENTS
3SI Security Systems, Inc.	Commercial Products — Banking Security Systems	Subordinated Debt	$12,899	$12,899
		Common Stock Warrants, 6.0% of Co.(1)	565	2,279

			13,464	15,178

A.H. Harris & Sons, Inc.	Wholesale —Construction Material	Subordinated Debt	9,622	9,679
		Common Stock Warrants, 10.0% of Co.(1)	534	394

			10,156	10,073

Academy Events Services LLC	Commercial Products — Tent and Canvas	Senior Debt	5,974	5,974
		Subordinated Debt	6,945	268
		Common Stock Warrants, 4.5% of Co.(1)	636	—
		Common Stock, 2.8% of Co.(1)	—	—
		Redeemable Preferred Stock(1)	500	—

			14,055	6,242

ACE Cash Express, Inc.(2)	Financial Services —Retail Financial Services Stores	Subordinated Debt	37,136	37,136

Aerus, LLC	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	228

Alemite Holdings, LLC	Industrial Products — Lubricating Equipment	Subordinated Debt	10,369	10,369
		Common Stock Warrants, 9.0% of Co.(1)	124	124

			10,493	10,493

Atlantech International	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co.	20,123	19,218
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.1% of Co.(1)	1,271	810

			21,394	20,028

Baran Group, Ltd(2)(3)	Telecommunications — Wireless Communications Network Services	Common Stock, 0.5% of Co.(1)	2,373	226

BC Natural Foods LLC (formerly known as Petaluma Poultry Processors, Inc.)	Food Products — Organic & Natural Poultry	Senior Debt	5,527	5,527
		Subordinated Debt	26,536	26,536
		Common Stock, 2.8% of Co.(1)	539	835
		Common Stock Warrants, 12.4% of Co.(1)	2,792	3,666

			35,394	36,564

BLI Holdings Corp.	Consumer Products — Personal Care Items	Subordinated Debt	13,289	13,289

Bumble Bee Seafoods, Inc.	Food Products —Canned Tuna and Other Seafood	Subordinated Debt	14,658	14,658
		Common Stock Warrants, 1.2% of Co.(1)	421	421

			15,079	15,079

CPM Acquisition Corp.	Industrial Products — Process Machinery	Senior Debt	7,168	7,168
		Subordinated Debt	14,924	14,924
		Common Stock Warrants, 10.0% of Co.(1)	2,191	5,653

			24,283	27,745

Company	Industry	Investment	Cost	Fair Value

Case Logic, Inc.	Consumer Products — Storage Products	Subordinated Debt with Non-Detachable Warrants, 8.3% of Co.	22,990	22,014
		Common Stock, 0.5% of Co.(1)	—	—
		Redeemable Preferred Stock	439	428

			23,429	22,442

Corporate Benefit Services of America, Inc.	Service — Third Party Manager and Administrator of Employee Healthcare Benefit Plans	Senior Debt	7,961	7,961
		Subordinated Debt	14,313	14,313
		Common Stock Warrants, 2.7% of Co.(1)	695	695

			22,969	22,969

Cycle Gear, Inc.	Retail — Motor Cycle Accessories	Senior Debt	375	375
		Subordinated Debt	9,491	9,555
		Common Stock Warrants, 50.7% of Co.(1)	973	4,995
		Redeemable Preferred Stock	1,795	1,795

			12,634	16,720

DigitalNet, Inc.	Information Technology — Information Services	Common Stock Warrants, 0.2% of Co.(1)	624	425

Erie County Plastics Corporation	Commercial Products — Molded Plastics	Subordinated Debt	9,655	9,682
		Common Stock Warrants, 14.8% of Co.(1)	1,170	1,027

			10,825	10,709

EuroPro Operating LLC	Consumer Products —Home Cleaning Products	Senior Debt	39,801	39,801

Formed Fiber Technologies, Inc.	Commercial Products — Nonwoven Fiber Products	Subordinated Debt	10,685	10,685
		Common Stock Warrants, 5.5% of Co.(1)	99	99

			10,784	10,784

Hartstrings, Inc.	Consumer Products — Children’s Apparel	Senior Debt	3,831	3,831
		Subordinated Debt	12,158	12,158
		Common Stock Warrants, 37.7% of Co.(1)	3,572	4,918

			19,561	20,907

Kelly Aerospace, Inc.	Aerospace — General Aviation & Performance Automotive	Senior Debt	4,764	4,764
		Subordinated Debt	9,148	9,148
		Common Stock Warrants, 20.0% of Co.(1)	1,588	1,588

			15,500	15,500

Lion Brewery, Inc.	Consumer Products — Malt Beverages	Subordinated Debt	6,070	6,128
		Common Stock Warrants, 54.0% of Co.(1)	675	5,419

			6,745	11,547

Marcal Paper Mills, Inc.	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt	16,111	16,111
		Subordinated Debt	20,023	20,023
		Common Stock Warrants, 15.0% of Co.(1)	5,001	6.025

			41,135	42,159

MATCOM International Corp.	Information Technology — Information and Engineering Services	Senior Debt	8,031	8,031
		Subordinated Debt	5,565	5,565
		Common Stock Warrants, 5.7% of Co.(1)	805	805

			14,401	14,401

Mobile Tool International, Inc.	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,698	1,252

Company	Industry	Investment	Cost	Fair Value

Nailite International, Inc.	Commercial Products — Siding Manufacturer	Subordinated Debt	8,119	8,119
		Common Stock Warrants, 5.5% of Co.(1)	1,232	2,010

			9,351	10,129

Nancy’s Specialty Foods, Inc.	Food Products — Frozen Gourmet Quiche Entrees, Appetizers and Desserts	Subordinated Debt	14,932	14,932

Patriot Medical Technologies, Inc.	Service — Repair Services	Common Stock Warrants, 7.8% of Co.(1)	612	102
		Preferred Stock, Convertible into 4.1% of Co.(1)	1,319	989

			1,931	1,091

Phillips & Temro Holdings LLC	Commercial Products — Automotive and Heavy Duty Truck Products	Subordinated Debt	4,658	4,658
		Common Stock Warrants, 5.0% of Co.(1)	348	1,261

			5,006	5,919

Plastech Engineered Products, Inc.	Commercial Products — Automotive Component Systems	Subordinated Debt	9,275	9,275
		Common Stock Warrants, 2.1% of Co.(1)	2,577	9,220

			11,852	18,495

Riddell Sports Group, Inc.	Consumer Products —Branded Sporting Goods	Subordinated Debt	20,067	20,067
		Common Stock, 4.2% of Co.(1)	2,141	2,141
		Redeemable Preferred Stock	859	859

			23,067	23,067

Stravina Operating Company, LLC	Consumer Products — Personalized Novelty and Souvenir Items	Subordinated Debt	26,742	26,742
		Common Stock, 4.1% of Co.(1)	1,000	1,000

			27,742	27,742

Technical Concepts, LLC	Commercial Products — Automated Restroom Hygiene Solutions	Senior Debt	17,527	17,527
		Subordinated Debt	13,294	13,294
		Common Stock Warrants, 5.6% of Co.(1)	1,703	1,703

			32,524	32,524

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,274	2,281

ThreeSixty Sourcing, Ltd.	Service — Provider of Outsourced Management Services	Senior Debt	2,000	2,000
		Subordinated Debt	19,512	19,512
		Common Stock Warrants, 4.5% of Co.(1)	1,387	1,387

			22,899	22,899

Company	Industry	Investment	Cost	Fair Value
TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt	25,111	25,234
		Common Stock Warrants, 7.3% of Co.(1)	4,368	14,567
		Redeemable Preferred Stock	558	558
		Preferred Stock, Convertible into 1.1% of Co.	2,852	2,852

			32,889	43,211

UAV Corporation	Consumer Products — Pre-recorded Video, Audio Tapes & Software	Subordinated Debt	13,861	13,861

Vigo Remittance Corp.	Financial Services — Electronic Funds Transfer	Senior Debt	14,403	14,403
		Subordinated Debt	18,733	18,733
		Common Stock Warrants, 3.0% of Co.(1)	1,213	1,213

			34,349	34,349

Visador Holdings Corp.	Construction — Stair Components and Wood Columns	Subordinated Debt	9,645	9,645
		Common Stock Warrants, 5.4% of Co.(1)	462	462

			10,107	10,107

Warner Power, LLC	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt	1,079	1,079
		Subordinated Debt	8,275	8,309
		Common Stock Warrants, 62.5% of Co.(1)	2,246	1,735

			11,600	11,123

Weston ACAS Holdings, Inc.	Service — Environmental Consulting	Subordinated Debt	12,797	12,797

Subtotal Non-Control / Non-Affiliate Investments			685,649	706,424

CONTROL INVESTMENTS
Aeriform Corporation	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt	4,929	4,929
		Senior Subordinated Debt	15,063	15,117
		Junior Subordinated Debt (1)	16,117	10,386
		Common Stock Warrants, 82.8% of Co.(1)	4,360	—
		Redeemable Preferred Stock(1)	118	—

			40,587	30,432

American Decorative Surfaces International, Inc.	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt	25,925	24,737
		Preferred Stock, Convertible into 100% of Co.(1)	13,674	—

			39,599	24,737

ASC Industries, Inc.	Consumer Products — Aftermarket Automotive Components	Subordinated Debt	18,005	18,005
		Common Stock Warrants, 33.3% of Co.(1)	6,531	7,627
		Redeemable Preferred Stock	3,805	3,805

			28,341	29,437

Company	Industry	Investment	Cost	Fair Value
Automatic Bar Controls, Inc.	Commercial Products — Beverage Dispensers	Senior Debt	14,108	14,108
		Subordinated Debt	14,116	14,116
		Common Stock, 66.2% of Co.(1)	7,000	12,590
		Common Stock Warrants, 1.7% of Co.(1)	182	327

			35,406	41,141

Auxi Health, Inc.	Healthcare — Home Healthcare	Senior Debt	5,251	5,251
		Subordinated Debt	17,169	10,561
		Common Stock Warrants, 17.5% of Co.(1)	2,599	—
		Preferred Stock, Convertible into 54.5% of Co.(1)	2,732	—

			27,751	15,812

Biddeford Real Estate Holdings, Inc.	Real Estate — Commercial	Senior Debt	2,844	2,844
		Common Stock, 100.0% of Co.(1)	605	718

			3,449	3,562

BPT Holdings, Inc.(3)	Industrial Products — Machine Tools, Metal Cutting Types	Senior Debt	11,619	11,619
		Subordinated Debt	5,437	5,491
		Common Stock, 16.9% of Co.(1)	2,000	—
		Preferred Stock, Convertible into 83.1% of Co.(1)	5,000	2,688

			24,056	19,798

Capital.com, Inc.	Financial Services — Financial Portal	Preferred Stock, Convertible into 85.0% of Co.(1)	1,492	500

Chromas Technologies Corp.(3)	Industrial Products — Printing Presses	Senior Debt	1,072	1,072
		Subordinated Debt	17,073	7,515
		Common Stock, 34.1% of Co.(1)	1,500	—
		Common Stock Warrants, 25.0% of Co.(1)	1,071	—
		Redeemable Preferred Stock(1)	6,222	—
		Preferred Stock, Convertible into 39.0% of Co.(1)	6,680	—

			33,618	8,587

Confluence Holdings Corp.	Consumer Products — Canoes & Kayaks	Senior Debt	6,312	6,312
		Subordinated Debt	9,784	9,813
		Redeemable Preferred Stock(1)	6,896	—
		Preferred Stock, Convertible into 7.1% of Co.(1)	3,529	—
		Common Stock Warrants, 72,1% of Co.(1)	—	—
		Common Stock, less than 0.1% of Co.(1)	2,700	546

			29,221	16,671

Escort, Inc.	Consumer Products— Automotive Electronic Products	Senior Debt	5,722	5,722
		Subordinated Debt	17,329	17,329
		Common Stock Warrants, 64.1% of Co.(1)	8,783	8,783
		Redeemable Preferred Stock(1)	4,610	4,610

			36,444	36,444

EuroCaribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt	7,856	7,906
		Subordinated Debt	7,654	7,665
		Common Stock Warrants, 37.1% of Co.(1)	1,110	116
		Redeemable Preferred Stock(1)	4,302	1,312

			20,922	16,999

Company	Industry	Investment	Cost	Fair Value
European Touch LTD. II	Commercial Products — Salon Appliances	Senior Debt	5,211	5,211
		Subordinated Debt	11,976	11,976
		Common Stock, 36.2% of Co.(1)	1,500	4,473
		Common Stock Warrants, 53.8% of Co.(1)	3,683	6,655
		Redeemable Preferred Stock(1)	450	450

			22,820	28,765

Fulton Bellows & Components, Inc.	Industrial Products — Bellows	Senior Debt	12,750	8,791
		Subordinated Debt	6,791	—
		Common Stock Warrants, 7.7% of Co.(1)	1,305	—

			20,846	8,791

Global Dosimetry Solutions, Inc.	Service— Radiation Dosimetry Services	Senior Debt	9,950	9,950
		Subordinated Debt	17,115	17,115
		Common Stock, 16.5% of Co.(1)	1,750	1,750
		Common Stock Warrants, 83.5% of Co.(1)	8,827	8,827
		Redeemable Preferred Stock(1)	11,173	11,173

			48,815	48,815

Halex Corporation	Commercial Products — Flooring Materials	Subordinated Debt	20,566	20,566
		Redeemable Preferred Stock	12,526	12,526
		Preferred Stock, Convertible into 70.4% of Co.	1,406	1,406

			34,498	34,498

Hickson DanChem, Inc.	Chemical Products — Specialty Contract Chemical Manufacturing	Senior Debt	12,663	12,663
		Subordinated Debt	8,458	8,458
		Common Stock, 38.8% of Co.(1)	2,500	56
		Common Stock Warrants, 36.4% of Co.(1)	2,221	2,040

			25,842	23,217

Iowa Mold Tooling, Inc.	Industrial Products — Specialty Equipment	Subordinated Debt	15,262	15,504
		Common Stock, 33.2% of Co.(1)	4,760	—
		Common Stock Warrants, 41.2% of Co.(1)	5,918	783
		Redeemable Preferred Stock(1)	16,424	13,408

			42,364	29,695

JAG Industries, Inc.	Industrial Products — Metal Fabrication & Tablet Manufacturing	Subordinated Debt	1,909	768
		Common Stock Warrants, 75.0% of Co.(1)	505	—

			2,414	768

Logex Corporation	Transportation — Industrial Gases	Subordinated Debt	19,139	19,139
		Common Stock Warrants, 85.4% of Co.(1)	7,454	1,651
		Redeemable Preferred Stock(1)	3,930	—

			30,523	20,790

MBT International, Inc.	Wholesale — Musical Instrument Distributor
		Subordinated Debt	15,129	15,133
		Common Stock, 7.2% of Co.(1)	1,234	29
		Common Stock Warrants, 81.5% of Co.(1)	5,254	5,254
		Redeemable Preferred Stock(1)	929	929

			22,546	21,345

Company	Industry	Investment	Cost	Fair Value
Network for Medical Communication & Research, LLC	Service — Provider of Specialized Medical Educational Programs	Subordinated Debt	14,399	14,399
		Common Stock Warrants, 35.8% of Co.(1)	2,038	29,448

			16,437	43,847

New Piper Aircraft, Inc.	Aerospace — Aircraft Manufacturing	Senior Debt	54,241	54,770
		Common Stock, 94% of Co.(1)	95	2,235

			54,336	57,005

NewStarcom Holdings, Inc. (formerly Starcom Holdings, Inc.)	Commercial Products — Electrical Contractor	Subordinated Debt	33,267	40,372
		Common Stock, 0.2% of Co.(1)	—	—
		Preferred Stock, Convertible into 66.4% of Co.(1)	11,500	—

			44,767	40,372

Optima Bus (formerly Chance Coach, Inc.)	Commercial Products — Buses	Senior Debt	2,926	2,926
		Subordinated Debt	10,076	7,916
		Common Stock, 1.0% of Co.(1)	1,896	—
		Common Stock Warrants, 2.1% of Co.(1)	4,041	—
		Preferred Stock, Convertible into 91.4% of Co.(1)	18,748	—

			37,687	10,842

PaR Systems, Inc.	Industrial Products — Robotic Systems	Subordinated Debt	19,285	19,285
		Common Stock, 21.5% of Co.(1)	2,500	4,905
		Common Stock Warrants, 35.4% of Co.(1)	4,116	8,078

			25,901	32,268

Precitech, Inc.	Commercial Products — Ultra Precision Machining Systems	Senior Debt	9,708	9,708
		Subordinated Debt	5,207	5,207
		Redeemable Preferred Stock	1,741	1,698
		Common Stock, 43.3% of Co.(1)	2,204	—
		Common Stock Warrants, 44.7% of Co.(1)	2,278	2,165

			21,138	18,778

Roadrunner Freight Systems, Inc.	Transportation — Truck Freight Delivery	Subordinated Debt	16,758	16,758
		Common Stock, 61.9% of Co.(1)	13,550	13,550
		Common Stock Warrants, 13.0% of Co.(1)	2,840	2,840

			33,148	33,148

Stacas Holding, Inc	Transportation — Overnight Shorthaul Delivery	Subordinated Debt	15,714	15,714
		Redeemable Preferred Stock(1)	5,000	2,355
		Common Stock, 18.0% of Co.(1)	—	—
		Common Stock Warrants, 62.0% of Co.(1)	2,869	2,755

			23,583	20,824

Sunvest Industries, LLC	Industrial Products — Contract Manufacturing	Senior Debt	7,011	—
		Subordinated Debt	5,640	—
		Common Stock Warrants, 73.0% of Co.(1)	1,358	—
		Redeemable Preferred Stock(1)	—	—

			14,009	—

Texstars, Inc.	Aerospace — Aviation and Transportation Accessories	Senior Debt	13,667	13,667
		Subordinated Debt	7,262	7,262
		Common Stock, 36.0% of Co.(1)	1,500	5,574
		Common Stock Warrants, 37.0% of Co.(1)	1,542	5,730

			23,971	32,233

The Inca Group	Industrial Products — Steel Products	Senior Debt	179	179
		Subordinated Debt	12,682	12,744
		Redeemable Preferred Stock(1)	25,016	6,457
		Common Stock, 2.3% of Co.(1)	5,100	—
		Common Stock Warrants, 95.7% of Co.(1)	3,060	866

			46,037	20,246

Company	Industry	Investment	Cost	Fair Value

Subtotal Control Investments			912,568	770,367

AFFILIATE INVESTMENTS
CIVCO Holding, Inc.	Commercial Products — Medical Products Supporting Ultrasound Imaging Equipment	Subordinated Debt	10,959	10,959
		Common Stock, 10.8% of Co.(1)	2,123	2,123
		Common Stock Warrants, 4.7% of Co. (1)	997	997
		Redeemable Preferred Stock (1)	921	921

			15,000	15,000

FMI International, Inc.	Transportation — Full-Service Logistics Provider	Senior Debt	28,439	28,439
		Subordinated Debt	12,278	12,278
		Common Stock, 11.8% of Co.(1)	2,683	2,683
		Redeemable Preferred Stock (1)	1,567	1,567

			44,967	44,967

Futurelogic Group, Inc.	Commercial Products — Embedded Thermal Printer Solutions	Senior Debt	11,447	11,447
		Subordinated Debt	13,182	13,182
		Common Stock, 5.1% of Co.(1)	20	1,815
		Common Stock Warrants, 2.7% of Co.(1)	—	946

			24,649	27,390

Money Mailer Holdings LLC	Service — Shared Mail Direct Marketer	Subordinated Debt	8,517	8,517
		Common Stock, 7.0% of Co.(1)	1,500	1,500

			10,017	10,017

Northwest Coatings Corp.	Industrial Products — Water-based Adhesives and Coatings	Subordinated Debt	9,536	9,536
		Common Stock, 18.3% of Co.(1)	291	291
		Redeemable Preferred Stock	2,764	2,764

			12,591	12,591

Trinity Hospice, LLC	Healthcare — Hospice Care	Senior Debt	11,705	11,705
		Common Stock, 7.4% of Co.(1)	7	472
		Redeemable Preferred Stock	1,652	1,652

			13,364	13,829

Subtotal Affiliate Investments			120,588	123,794

INTEREST RATE SWAP AGREEMENTS
	Pay Fixed/ Receive Floating	22 Contracts Notional Amounts Totaling $568,373	—	(29,883)
	Pay Floating/ Receive Floating	10 Contracts Notional Amounts Totaling $207,715	—	(283)

Subtotal Interest Rate Swap Agreements			—	(30,166)

Totals			$1,718,805	$1,570,419

(1)	Non-income producing
(2)	Public company
(3)	Foreign investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2002

(In thousands)

Company	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
3SI Security Systems, Inc.	Commercial Products — Banking Security Systems	Subordinated Debt	$12,557	$12,557
		Common Stock Warrants, 6.0% of Co.(1)	565	565

			13,122	13,122

A&M Cleaning Products, Inc.	Consumer Products — Household Cleaning Products	Subordinated Debt	5,251	5,313
		Common Stock Warrants, 27.1% of Co.(1)	1,643	2,237
		Redeemable Preferred Stock	2,633	3,244

			9,527	10,794

A.H. Harris & Sons, Inc.	Wholesale — Construction Material	Subordinated Debt	9,553	9,621
		Common Stock Warrants, 10.0% of Co.(1)	534	394

			10,087	10,015

Academy Events Services LLC	Commercial Products — Tent and Canvas	Senior Debt	17,848	17,848
		Subordinated Debt	6,846	6,846
		Common Stock Warrants, 4.5% of Co.(1)	636	636
		Common Stock, 2.8% of Co.(1)	—	—
		Redeemable Preferred Stock	500	500

			25,830	25,830

Aerus, LLC	Consumer Products — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	465

Alemite Holdings, LLC	Industrial Products — Lubricating Equipment	Subordinated Debt	10,200	10,200
		Common Stock Warrants, 9% of Co.(1)	124	124

			10,324	10,324

Atlantech International	Industrial Products — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co.	19,643	18,743
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.1% of Co.	1,271	812

			20,914	19,555

Baran Group, Ltd(2)(3)	Telecommunications — Wireless Communications Network Services	Common Stock, 0.5% of Co.(1)	2,373	219

BLI Holdings Corp.	Consumer Products — Personal Care Items	Subordinated Debt	12,791	12,791

Case Logic, Inc.	Consumer Products — Storage Products	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co.	21,916	21,709
		Redeemable Preferred Stock	433	433

			22,349	22,142

Caswell-Massey Holdings Corp.	Consumer Products — Toiletries	Senior Debt	454	454
		Subordinated Debt	1,931	1,946
		Common Stock Warrants, 24.0% of Co.(1)	552	—

			2,937	2,400

CST Industries, Inc.	Industrial Products — Bolted Steel Tanks	Subordinated Debt	8,101	8,101
		Common Stock Warrants, 13.0% of Co.(1)	1,090	4,767

			9,191	12,868

Company	Industry	Investment	Cost	Fair Value
Cycle Gear, Inc.	Retail — Motor Cycle Accessories	Senior Debt	516	516
		Subordinated Debt	7,675	7,753
		Common Stock Warrants, 50.7% of Co.(1)	973	3,457
		Redeemable Preferred Stock	1,662	1,662

			10,826	13,388

Erie County Plastics Corporation	Commercial Products — Molded Plastics	Subordinated Debt	9,449	9,488
		Common Stock Warrants, 14.8% of Co.(1)	1,170	1,027

			10,619	10,515

Gladstone Capital Corporation(2)	Financial Services	Common Stock, 2.2% of Co.	3,387	3,687

Hartstrings, Inc.	Consumer Products — Children’s Apparel	Senior Debt	4,678	4,678
		Subordinated Debt	11,934	11,934
		Common Stock Warrants, 37.5% of Co.(1)	3,572	4,993

			20,184	21,605

Kelly Aerospace, Inc.	Aerospace — General Aviation & Performance Automotive	Senior Debt	6,197	6,197
		Subordinated Debt	8,973	8,973
		Common Stock Warrants, 17.5% of Co.(1)	1,588	1,588

			16,758	16,758

Lion Brewery, Inc.	Consumer Products — Malt Beverages	Subordinated Debt	6,020	6,087
		Common Stock Warrants, 54.0% of Co.(1)	675	7,146

			6,695	13,233

Lubricating Specialties Co.	Chemical Products — Lubricant & Grease	Subordinated Debt	14,940	15,030
		Common Stock Warrants, 21.0% of Co.(1)	791	791

			15,731	15,821

Marcal Paper Mills, Inc.	Consumer Products — Towel, Tissue & Napkin Products	Senior Debt	16,558	16,558
		Subordinated Debt	18,603	18,603
		Common Stock Warrants, 20.0% of Co.(1)	5,001	8,759

			40,162	43,920

MATCOM International Corp.	Information Technology — Information and Engineering Services	Senior Debt	8,769	8,769
		Subordinated Debt	5,213	5,213
		Common Stock Warrants, 5.7% of Co.(1)	805	805

			14,787	14,787

Mobile Tool International, Inc.	Industrial Products — Aerial Lift Equipment	Subordinated Debt	2,698	—

New Piper Aircraft, Inc.	Aerospace — Aircraft Manufacturing	Subordinated Debt	18,625	18,683
		Common Stock Warrants, 8.5% of Co.(1)	2,231	1,318

			20,856	20,001

Numatics, Inc.	Industrial Products — Pneumatic Valves	Senior Debt	29,080	29,080

Company	Industry	Investment	Cost	Fair Value
Parts Plus Group Inc.	Retail — Auto Parts Distributor	Subordinated Debt	4,523	142
		Common Stock Warrants, 5.0% of Co.(1)	333	—
		Preferred Stock, Convertible into 1.5% of Co.(1)	556	—

			5,412	142

Patriot Medical Technologies, Inc.	Service — Repair Services	Senior Debt	1,781	1,781
		Subordinated Debt	2,830	2,880
		Common Stock Warrants, 7.8% of Co.(1)	612	573
		Preferred Stock, Convertible into 4.0% of Co.	1,294	1,294

			6,517	6,528

Petaluma Poultry Processors, Inc.	Food Products — Organic & Natural Poultry	Senior Debt	5,971	5,971
		Subordinated Debt	17,778	17,778
		Common Stock Warrants, 16.5% of Co.(1)	2,792	5,273

			26,541	29,022

Phillips & Temro Holdings LLC	Commercial Products — Automotive and Heavy Duty Truck Products	Subordinated Debt	4,632	4,632
		Common Stock Warrants, 7.8% of Co.(1)	348	348

			4,980	4,980

Plastech Engineered Products, Inc.	Commercial Products — Automotive Component Systems	Subordinated Debt	27,640	27,640
		Common Stock Warrants, 2.1% of Co.(1)	2,577	7,069

			30,217	34,709

Stravina Operating Company, LLC	Wholesale — Personalized Novelty and Souvenir Items	Subordinated Debt	18,786	18,786
		Common Stock, 4.8% of Co.(1)	1,000	1,000

			19,786	19,786

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,261	2,271

ThreeSixty Sourcing, Ltd.	Service — Provider of Outsourced Management Services	Senior Debt	8,500	8,500
		Subordinated Debt	19,098	19,098
		Common Stock Warrants, 4.5% of Co.(1)	1,387	1,387

			28,985	28,985

TransCore Holdings, Inc.	Information Technology — Transportation Information Management Services	Subordinated Debt	24,500	24,681
		Common Stock Warrants, 7.3% of Co.(1)	4,368	13,260
		Redeemable Preferred Stock	534	534
		Preferred Stock, Convertible into 1.1% of Co.	2,709	2,709

			32,111	41,184

Tube City, Inc.	Industrial Products — Mill Services	Subordinated Debt	12,680	12,807
		Common Stock Warrants, 23.5% of Co.(1)	3,498	8,423

			16,178	21,230

UAV Corporation	Consumer Products — Pre-recorded Video, Audio Tapes & Software	Subordinated Debt	13,356	13,356

Company	Industry	Investment	Cost	Fair Value
Warner Power, LLC	Industrial Products — Power Systems & Electrical Ballasts	Senior Debt	1,327	1,327
		Subordinated Debt	8,078	8,122
		Common Stock Warrants, 62.5% of Co.(1)	2,246	2,528

			11,651	11,977

Subtotal Non-Control / Non-Affiliate Investments			529,469	557,490

CONTROL INVESTMENTS
Aeriform Corporation	Chemical Products — Packaged Industrial Gas Distributor	Senior Debt	4,999	4,999
		Subordinated Debt	23,930	23,985
		Common Stock Warrants, 50.1% of Co.(1)	4,360	5,345
		Redeemable Preferred Stock	116	116

			33,405	34,445

American Decorative Surfaces International, Inc.	Consumer Products — Decorative Paper & Vinyl Products	Subordinated Debt	24,502	24,502
		Common Stock, less than 0.1% of Co.(1)	6	6
		Preferred Stock, Convertible into greater than 99.9% of Co.(1)	13,674	8,322

			38,182	32,830

ASC Industries, Inc.	Consumer Products — Aftermarket Automotive Components	Senior Debt	8,234	8,234
		Subordinated Debt	17,789	17,789
		Common Stock Warrants, 33.3% of Co.(1)	6,531	6,531
		Redeemable Preferred Stock	3,329	3,329

			35,883	35,883

Automatic Bar Controls, Inc.	Commercial Products — Beverage Dispensers	Senior Debt	14,432	14,432
		Subordinated Debt	13,888	13,888
		Common Stock, 66.2% of Co.(1)	7,000	7,000
		Common Stock Warrants, 1.7% of Co.(1)	182	182

			35,502	35,502

Auxi Health, Inc.	Healthcare — Home Healthcare	Senior Debt	12,336	14,186
		Subordinated Debt	15,322	7,893
		Common Stock Warrants, 17.4% of Co.(1)	2,732	—
		Preferred Stock, Convertible into 54.3% of Co.(1)	2,599	—

			32,989	22,079

Biddeford Real Estate Holdings, Inc.	Real Estate — Commercial	Senior Debt	2,944	2,944
		Common Stock, 100.0% of Co.(1)	605	605

			3,549	3,549

BPT Holdings, Inc.(3)	Industrial Products — Machine Tools, Metal Cutting Types	Senior Debt	11,191	11,191
		Subordinated Debt	4,863	4,923
		Common Stock, 15.2% of Co.(1)	2,000	2,000
		Preferred Stock, Convertible into 74.8% of Co.	5,000	5,000

			23,054	23,114

Company	Industry	Investment	Cost	Fair Value
Capital.com, Inc.	Financial Services — Financial Portal	Preferred Stock, Convertible into 85.0% of Co.(1)	1,492	500

Chance Coach, Inc.	Commercial Products — Buses	Senior Debt	2,081	2,081
		Subordinated Debt	9,863	10,166
		Common Stock, 1.2% of Co.(1)	1,896	—
		Common Stock Warrants, 2.6% of Co.(1)	4,041	1,873
		Preferred Stock, Convertible into 91.2% of Co.(1)	18,748	8,804

			36,629	22,924

Chromas Technologies Corp.(3)	Industrial Products — Printing Presses	Senior Debt	13,535	13,064
		Subordinated Debt	9,742	—
		Common Stock, 35.0% of Co.(1)	1,500	—
		Common Stock Warrants, 25.0% of Co.(1)	1,071	—
		Preferred Stock, Convertible into 40.0% of Co.(1)	6,680	—

			32,528	13,064

Confluence Holdings Corp.	Consumer Products — Canoes & Kayaks	Senior Debt	8,500	8,500
		Subordinated Debt	8,228	8,265
		Redeemable Preferred Stock(1)	6,890	—
		Preferred Stock, Convertible into 75.0% of Co.(1)	3,535	—
		Common Stock, less than 0.1% of Co.(1)	537	—
		Common Stock Warrants, 0.2% of Co.(1)	2,163	722

			29,853	17,487

EuroCaribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt	9,086	9,144
		Subordinated Debt	5,505	5,542
		Common Stock Warrants, 37.1% of Co.(1)	1,110	—
		Redeemable Preferred Stock(1)	4,302	—

			20,003	14,686

European Touch LTD. II	Commercial Products — Salon Appliances	Senior Debt	6,546	6,546
		Subordinated Debt	11,621	11,621
		Common Stock, 26.1% of Co.(1)	1,500	3,483
		Common Stock Warrants, 63.9% of Co.(1)	3,683	8,551

			23,350	30,201

Fulton Bellows & Components, Inc.	Industrial Products — Bellows	Senior Debt	12,671	12,671
		Subordinated Debt	6,766	681
		Common Stock Warrants, 7.7% of Co.(1)	1,305	—
		Redeemable Preferred Stock(1)	5,206	—
		Preferred Stock, Convertible into 69.2% of Co.(1)	5,975	—

			31,923	13,352

Halex Corporation	Commercial Products — Flooring Materials	Subordinated Debt	19,941	19,941
		Redeemable Preferred Stock	11,991	11,991
		Preferred Stock, Convertible into 70.4% of Co.	1,441	1,441

			33,373	33,373

Company	Industry	Investment	Cost	Fair Value
Hickson DanChem, Inc.	Chemical Products — Specialty Contract Chemical Manufacturing	Senior Debt	12,748	12,748
		Subordinated Debt	8,299	8,299
		Common Stock, 41.9% of Co.(1)	2,500	1,254
		Common Stock Warrants, 39.3% of Co.(1)	2,221	2,221

			25,768	24,522

Iowa Mold Tooling, Inc.	Industrial Products — Specialty Equipment	Subordinated Debt	30,262	30,548
		Common Stock, 25.0% of Co.(1)	4,236	—
		Common Stock Warrants, 46.3% of Co.(1)	5,918	4,890

			40,416	35,438

JAG Industries, Inc.	Industrial Products — Metal Fabrication & Tablet Manufacturing	Senior Debt	967	967
		Subordinated Debt	2,499	771
		Common Stock Warrants, 75.0% of Co.(1)	505	—

			3,971	1,738

Logex Corporation	Transportation — Industrial Gases	Subordinated Debt	16,951	16,951
		Common Stock Warrants, 85.4% of Co.(1)	7,454	3,232
		Redeemable Preferred Stock	3,930	3,406

			28,335	23,589

MBT International, Inc.	Wholesale — Musical Instrument Distributor	Senior Debt	3,300	3,300
		Subordinated Debt	7,459	7,545
		Common Stock Warrants, 27.7% of Co.(1)	1,215	991
		Preferred Stock, Convertible into 48.0% of Co.(1)	2,250	1,722

			14,224	13,558

Network for Medical Communication & Research, LLC	Service — Provider of Specialized Medical Educational Programs	Subordinated Debt	15,944	15,944
		Common Stock Warrants, 31.9% of Co.(1)	2,038	23,544

			17,982	39,488

PaR Systems, Inc.	Industrial Products — Robotic Systems	Subordinated Debt	19,479	19,479
		Common Stock, 25.8% of Co.(1)	2,500	3,314
		Common Stock Warrants, 42.5% of Co.(1)	4,116	5,458

			26,095	28,251

Precitech, Inc.	Commercial Products — Ultra Precision Machining Systems	Senior Debt	9,587	9,587
		Subordinated Debt	5,124	5,124
		Redeemable Preferred Stock	1,741	1,741
		Common Stock, 43.3% of Co.(1)	2,204	1,526
		Common Stock Warrants, 44.7% of Co.(1)	2,278	2,278

			20,934	20,256

Stacas Holding, Inc.	Transportation — Overnight Shorthaul Delivery	Senior Debt	4,547	4,547
		Subordinated Debt	15,038	15,038
		Redeemable Preferred Stock	5,000	2,827
		Common Stock, 18.0% of Co.(1)	—	—
		Common Stock Warrants, 62.0% of Co.(1)	2,869	2,869

			27,454	25,281

Company	Industry	Investment	Cost	Fair Value
Starcom Holdings, Inc.	Commercial Products — Electrical Contractor	Subordinated Debt	25,232	22,070
		Common Stock, 2.6% of Co.(1)	616	—
		Common Stock Warrants, 16.2% of Co.(1)	3,914	—

			29,762	22,070

Sunvest Industries, LLC	Industrial Products — Contract Manufacturing	Senior Debt	4,286	4,286
		Subordinated Debt	5,635	494
		Common Stock Warrants, 73.0% of Co.(1)	1,358	—
		Redeemable Preferred Stock(1)	1,760	—

			13,039	4,780

Texstars, Inc.	Aerospace — Aviation and Transportation Accessories	Senior Debt	14,380	14,380
		Subordinated Debt	7,136	7,136
		Common Stock, 39.4% of Co.(1)	1,500	1,500
		Common Stock Warrants, 40.5% of Co.(1)	1,542	1,542

			24,558	24,558

The Inca Group	Industrial Products — Steel Products	Senior Debt	179	179
		Subordinated Debt	19,052	19,158
		Redeemable Preferred Stock(1)	15,357	11,120
		Common Stock, 2.3% of Co.(1)	5,100	—
		Common Stock Warrants, 95.7% of Co.(1)	3,060	1,446

			42,748	31,903

Weston ACAS Holdings, Inc.	Service — Environmental Consulting	Subordinated Debt	14,661	14,661
		Common Stock, 8.3% of Co.(1)	1,932	7,142
		Common Stock Warrants, 22.6% of Co.(1)	5,246	19,455
		Redeemable Preferred Stock	1,462	1,462

			23,301	42,720

Subtotal Control Investments			750,302	671,141

AFFILIATE INVESTMENTS
Futurelogic Group, Inc.	Commercial Products — Embedded Thermal Printer Solutions	Senior Debt	12,931	12,931
		Subordinated Debt	12,937	12,937
		Common Stock, 5.1% of Co.(1)	20	20
		Common Stock Warrants, 2.7% of Co.(1)	—	—

			25,888	25,888

Northwest Coatings Corp.	Industrial Products — Water-based Adhesives and Coatings	Subordinated Debt	9,916	9,916
		Common Stock, 18.6% of Co.(1)	250	250
		Common Stock Warrants, 4.3% of Co.(1)	57	57
		Redeemable Preferred Stock	2,250	2,250

			12,473	12,473

Trinity Hospice, LLC	Healthcare — Hospice Care	Senior Debt	11,693	11,693
		Common Stock, 7.4% of Co.(1)	7	472
		Redeemable Preferred Stock	1,557	1,557

			13,257	13,722

Company	Industry	Investment	Cost	Fair Value
Westwind Group Holdings, Inc.	Service — Restaurants	Redeemable Preferred Stock(1)	3,598	—
		Common Stock, 10.0% of Co.(1)	—	—

			3,598	—

Subtotal Affiliate Investments			55,216	52,083

INTEREST RATE SWAP AGREEMENTS
	Pay Fixed/ Receive Floating	19 Contracts Notional Amounts Totaling $441,430	—	(32,169)

	Pay Floating/ Receive Floating	11 Contracts Notional Amounts Totaling $213,999	—	(86)

Subtotal Interest Rate Swap Agreements			—	(32,255)

Totals			$1,334,987	$1,248,459

(1)	Non-income producing
(2)	Public company
(3)	Foreign investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Notes Receivable From Sale of Common Stock	(Distributions in Excess of) Undistributed Net Realized Earnings	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2001	$—	38,017	$380	$699,291	$—	$(27,143)	$(3,823)	$(28,440)	$640,265
Issuance of common stock	—	2,914	29	73,180	—	—	—	—	73,209
Issuance of common stock under stock option plans	—	484	5	10,882	—	(9,169)	—	—	1,718
Issuance of common stock under the Dividend Reinvestment Plan	—	23	1	636	—	—	—	—	637
Repayments of notes receivable from sale of common stock	—	—	—	—	—	3,871	—	—	3,871
Foreclosures of notes receivable from sale of common stock	—	(981)	(10)	(22,632)	—	23,378	—	—	736
Net increase (decrease) in shareholders’ equity resulting from operations	—	—	—	—	—	—	50,977	(46,632)	4,345
Distributions	—	—	—	—	—	—	(74,157)	—	(74,157)

Balance at September 30, 2002	$—	40,457	$405	$761,357	$—	$(9,063)	$(27,003)	$(75,072)	$650,624

Balance at December 31, 2002	$—	43,469	$435	$812,150	$—	$(9,021)	$(25,718)	$(90,187)	$687,659
Issuance of common stock	—	13,385	134	292,133	—	—	—	—	292,267
Issuance of common stock under stock option plans	—	70	—	1,469	—	—	—	—	1,469
Issuance of common stock under the Dividend Reinvestment Plan	—	12	—	291	—	—	—	—	291
Repayments of notes receivable from sale of common stock	—	—	—	—	—	76	—	—	76
Stock-based compensation	—	—	—	18,542	(17,602)	—	—	—	940
Net increase (decrease) in shareholders’ equity resulting from operations	—	—	—	—	—	—	113,767	(61,926)	51,841
Distributions	—	—	—	—	—	—	(107,484)	—	(107,484)

Balance at September 30, 2003	$—	56,936	$569	$1,124,585	$(17,602)	$(8,945)	$(19,435)	$(152,113)	$927,059

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities:

Net increase in shareholders’ equity resulting from operations	$51,841	$4,345
Adjustments to reconcile net increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized depreciation of investments	61,926	46,632
Net realized (gain) loss on investments	(15,832)	23,620
Accretion of loan discounts	(10,352)	(9,515)
Accrued payment-in-kind dividends and interest	(18,091)	(14,436)
Collection of loan origination fees	2,702	1,388
Amortization of deferred finance costs and debt discount	2,338	360
Stock-based compensation	940	—
Depreciation of property and equipment	774	547
Increase in interest receivable	(3,011)	(4,125)
Increase in other assets	(2,716)	(3,178)
Decrease in other liabilities	2,411	2,704

Net cash provided by operating activities	72,930	48,342

Investing activities:
Proceeds from sale of equity investments	53,632	1,345
Collection of payment-in-kind notes	4,023	423
Collection of accreted loan discounts	4,315	612
Collection of payment-in-kind dividends	894	—
Proceeds from sale of senior debt investments	23,975	—
Principal repayments	199,185	55,963
Purchases of investments	(634,177)	(384,187)
Capital expenditures	(1,761)	(949)

Repayments of employee notes receivable issued in exchange for common stock	76	3,871
Collection of cash collateral on foreclosed employee notes receivable	—	736

Net cash used in investing activities	(349,838)	(322,186)

Financing activities:
Proceeds from asset securitizations	238,741	304,771
Repayments of revolving credit facility, net	(35,585)	(1,242)
Repayment of notes payable	(138,009)	(29,864)
Proceeds from repurchase agreements	42,798	—
Increase in deferred financing costs	(5,002)	(5,711)
Increase in debt service escrows	(9,895)	(3,571)
Issuance of common stock	293,736	74,927
Distributions paid	(70,170)	(50,042)

Net cash provided by financing activities	316,614	289,268

Net increase in cash and cash equivalents	39,706	15,424
Cash and cash equivalents at beginning of period	13,080	14,168

Cash and cash equivalents at end of period	$52,786	$29,592

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$291	$637
Non-cash proceeds from sale of senior debt investments	$103	$—
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$9,169
Foreclosures of notes receivable from sale of common stock	$—	$22,642

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands except per share data)

	Nine Months Ended September 30,
	2003	2002
Per Share Data
Net asset value at beginning of the period	$15.82	$16.84

Net operating income (1)	1.87	1.93
Net realized gain (loss) on investments (1)	0.30	(0.61)
Increase in net unrealized depreciation on investments (1)	(1.18)	(1.21)

Net increase in shareholders’ equity resulting from operations (1)	0.99	0.11
Issuance of common stock	1.42	1.08
Effect of antidilution (dilution)	0.09	(0.07)
Distribution of net investment income	(2.04)	(1.88)

Net asset value at end of period	$16.28	$16.08

Per share market value at end of period	$24.86	$18.84
Total return(2)	25.2%	(28.3	) %
Shares outstanding at end of period	56,936	40,457
Ratio/Supplemental Data:
Net assets at end of period	$927,059	$650,624
Average net assets	$807,359	$645,445
Average long-term debt outstanding	$547,400	$372,900
Average long-term debt per common share(1)	$10.44	$9.66
Ratio of operating expenses, net of interest expense, to average net assets	3.65%	3.46%
Ratio of interest expense to average net assets	1.51%	1.42%

Ratio of operating expenses to average net assets	5.16%	4.88%
Ratio of net operating income to average net assets	12.13%	11.56%

(1)	Weighted Average Basic per share data.
(2)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus reinvested dividends, based on the stock price on date of reinvestment, divided by the beginning market value.

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

Note 2. Organization

The Company was incorporated in 1986 to provide financial advisory services to and invest in middle market companies. On August 29, 1997, the Company completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”). As contemplated by these transactions, the Company materially changed its business plan and format from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies. As a result of the changes, the Company’s predominant source of operating income changed from financial performance and advisory fees to interest and dividends earned from investing the Company’s assets in debt and equity of businesses. The Company’s investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders’ equity through appreciation in value of the Company’s equity interests.

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

As required by the 1940 Act, the Company classifies its investments by the level of control it has over the underlying portfolio companies. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control”. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested, if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board of directors. The Company is deemed to be an Affiliated Company of a company in which it has invested, if it owns 5% or more and less than 25% of the voting securities of such company.

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $1,570,419 as of September 30, 2003. These securities consist of senior debt, subordinated debt generally with detachable equity warrants, preferred stock and common stock. The debt securities have effective interest rates ranging from 0.00% to 34.08% and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. The Company’s investments in equity warrants, common stock, and certain investments in preferred stock generally do not produce current income. At September 30, 2003, loans with eleven portfolio companies with a total principal balance of $102,776 are on non-accrual status. At September 30, 2003, loans, excluding loans on non-accrual status, with two portfolio companies with a principal balance of $13,261 were past due.

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

Summaries of the composition of the Company’s investment portfolio of as of September 30, 2003 and December 31, 2002 at cost and fair value are shown in the following table:

	September 30, 2003	December 31, 2002
COST
Senior debt	21.8%	21.2%
Subordinated debt	54.0%	53.6%
Subordinated debt with non-detachable warrants	2.5%	2.3%
Preferred stock	10.7%	10.4%
Common stock warrants	7.2%	9.2%
Common stock	3.8%	3.3%

	September 30, 2003	December 31, 2002
FAIR VALUE
Senior debt	22.7%	22.2%
Subordinated debt	55.6%	52.6%
Subordinated debt with non-detachable warrants	2.6%	2.4%
Preferred stock	4.9%	6.2%
Common stock warrants	10.5%	14.0%
Common stock	3.7%	2.6%

The following table shows the portfolio composition by industry grouping at cost and at fair value:

	September 30, 2003	December 31, 2002
COST
Commercial Products	20.0%	21.7%
Consumer Products	19.9%	18.9%
Industrial Products	17.0%	24.4%
Service	7.9%	6.0%
Transportation	7.7%	4.2%
Aerospace	5.5%	4.7%
Food Products	5.0%	3.5%
Financial Services	4.3%	0.4%
Chemical Products	3.9%	5.6%
Information Technology	2.8%	3.5%
Healthcare	2.4%	3.5%
Wholesale	1.9%	1.8%
Retail	0.7%	1.2%
Construction	0.6%	0.0%
Real Estate	0.2%	0.2%
Media	0.1%	0.2%
Telecommunications	0.1%	0.2%

	September 30, 2003	December 31, 2002
FAIR VALUE
Commercial Products	20.4%	21.8%
Consumer Products	20.1%	19.3%
Industrial Products	12.7%	21.0%
Service	10.2%	9.2%
Transportation	7.5%	3.8%
Aerospace	6.5%	4.8%
Food Products	5.2%	3.4%
Financial Services	4.5%	0.3%
Information Technology	3.6%	4.4%
Chemical Products	3.4%	5.8%
Wholesale	2.0%	1.8%
Healthcare	1.9%	2.8%
Retail	1.1%	1.1%
Construction	0.6%	0.0%
Real Estate	0.2%	0.3%
Media	0.1%	0.2%
Telecommunications	0.0%	0.0%

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2003	December 31, 2002
COST
Mid-Atlantic	19.5%	25.3%
Southwest	22.2%	23.0%
Southeast	17.5%	17.6%
North-Central	19.0%	14.3%
South-Central	10.3%	9.8%
Northeast	8.0%	5.8%
Foreign	3.5%	4.2%

	September 30, 2003	December 31, 2002
FAIR VALUE
Mid-Atlantic	20.7%	27.5%
Southwest	22.6%	22.9%
Southeast	19.0%	17.9%
North-Central	18.4%	14.0%
South-Central	9.3%	9.5%
Northeast	8.2%	5.4%
Foreign	1.8%	2.8%

Note 4. Borrowings

The Company’s debt obligations consisted of the following as of September 30, 2003 and December 31, 2002:

DEBT	September 30, 2003	December 31, 2002

Revolving debt-funding facility	$220,208	$255,793
Repurchase agreements	42,798	—
ACAS Business Loan Trust 2000-1 asset securitization	51,483	92,767
ACAS Business Loan Trust 2002-1 asset securitization	77,472	117,259
ACAS Business Loan Trust 2002-2 asset securitization	113,234	154,145
ACAS Business Loan Trust 2003-1 asset securitization	222,771	—

Total	$727,966	$619,964

The weighted average debt balance for the three months ended September 30, 2003 and 2002 was $642,400 and $451,200, respectively. The weighted average debt balance for the nine months ended September 30, 2003 and 2002 was $547,400 and $372,900, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred financing costs, for the three months ended September 30, 2003 and 2002 was 2.75%, and 3.36%, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2003 and 2002 was 2.96%, and 3.28%, respectively.

Revolving Debt-Funding Facility

The Company, through ACS Funding Trust I, an affiliated business trust, has a revolving debt-funding facility. On June 13, 2003, the Company and ACS Funding Trust I entered into an amended and restated loan funding and service agreement with the existing lenders with an aggregate commitment of $225,000 through a termination date of June 13, 2006. On October 8, 2003, the Company received a temporary increase in the aggregate commitment of our revolving credit facility from $225,000 to $305,000. The commitment will revert back to $225,000 on or prior to January 4, 2004.

Repurchase Agreements

During the third quarter 2003, the Company sold all or a portion of certain senior loans under repurchase agreements. The repurchase agreements are short-term financing, in which the Company sells the senior loans for a sale price generally ranging from 70% to 80% of the face amount of the senior loans and the Company has an obligation to repurchase the senior loans at the original sale price on a future date. The Company is required to make payments to the purchaser equal to one-month LIBOR plus 250 basis points of the sales price. As of September 30, 2003, the Company had $42,798 outstanding under the repurchase agreements. The purchaser is entitled to receive all interest and principal on the senior loans and required to remit all interest and principal payments to the Company. The purchaser cannot repledge or sell the loans. The Company has treated the repurchase agreements as secured financing arrangements with the sale price of the senior loans included as a debt obligation on the accompanying consolidated balance sheets.

Asset Securitizations

On May 21, 2003, the Company completed a $239,000 asset securitization. In connection with the transaction, the Company established ACAS Business Loan Trust 2003-1 (“Trust V”), an affiliated statutory trust, and contributed to Trust V $308,000 in loans. Subject to continuing compliance with certain conditions, the Company will remain as servicer of the loans. Simultaneously with the initial contribution, Trust V was authorized to issue $185,000 Class A notes, $31,000 Class B notes, $23,000 Class C notes and $69,000 Class D notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes were retained by an affiliate of Trust V. The Class C notes consist of a $17,000 tranche of floating rate notes and a $6,000 tranche of fixed rate notes. The Class A notes carry an interest rate of one-month LIBOR plus 55 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 120 basis points. The floating rate tranche of the Class C notes carries an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carries an interest rate of 5.14%. The Company has issued all of the Class A, Class B and Class C notes. The loans are secured by loans from the Company’s portfolio companies with a principal balance of $292,000 as of September 30, 2003. The Class A notes mature on March 20, 2008, the Class B notes mature on September 20, 2008 and the Class C notes mature on December 20, 2008. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes.

The transfer of the assets to Trust V and the related sale of notes by Trust V have been treated as a secured borrowing financing arrangement by the Company under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As required by the terms of the Trust V, the Company has entered into interest rate swaps to match the interest rate basis of the assets in Trust V with the interest rate basis of the corresponding debt.

Note 5. Stock Options

In the second quarter of 2003, the Company adopted FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—An Amendment to FASB Statement No. 123.” In applying SFAS 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed over the vesting period of the options and are included on the accompanying Consolidated Statements of Operations under “Stock-based compensation.” The Company continues to apply APB No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its stock-based compensation plan for all stock options granted prior to January 1, 2003. In accordance with SFAS 123, the Company elected to continue to apply the provisions of APB 25 to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of the Company’s consolidated net operating income and net increase in shareholders’ equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123.

On May 15, 2003, the Company’s shareholders approved the 2003 Employee Stock Option Plan (the “2003 Plan”), which provides for the granting of up to 3,500 options to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to employees of the Company. The 2003 Plan provides that unless the Compensation and Compliance Committee of the Board of Directors determines otherwise, the exercise price of options will be automatically reduced by the amount of any cash dividends paid on the Company’s common stock after the option is granted but before it is exercised.

During the nine months ended September 30, 2003, the Company granted 2,326 options to purchase common stock under the 2003 Plan. For the options granted under the 2003 Plan, the Company estimated the weighted average fair value on the date of grant of $10.09 per option using a Black-Scholes option pricing model and the following assumptions: exercise price at market on date of grant, dividend yield of 0% (13.75% expected dividend yield reduced to 0.0% since stock option exercise price is reduced for dividends paid), weighted average risk-free interest rate of 3.3%, expected volatility factor of 0.38, and expected lives of the options of 6 years. During the nine months ended September 30, 2003, the Company also granted 81 options to purchase common stock under the Company’s 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan and the 2002 Employee Stock Option Plan (collectively the “Prior Plans”). For the options granted under the Prior Plans, the Company estimated the weighted average fair value on the date of grant of $1.95 per option using a Black-Scholes option pricing model and the following assumptions: exercise price at market on date of grant, dividend yield of 13.75%, weighted average risk-free interest rate of 2.9%, expected volatility factor of 0.38, and expected lives of the options of 5 years. In determining the compensation cost for options granted in 2003 and forward, the Company estimates expected future forfeitures of 8%.

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and the net increase (decrease) in shareholders’ equity resulting from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net operating income
As reported	$36,614	$26,698	$97,935	$74,597
Stock-based employee compensation, net of tax	(1,255)	(1,536)	(4,222)	(4,167)

Pro forma	$35,359	$25,162	$93,713	$70,430

Net operating income per common share
Basic as reported	$0.67	$0.66	$1.87	$1.93

Basic pro forma	$0.64	$0.62	$1.79	$1.83

Diluted as reported	$0.66	$0.66	$1.86	$1.90

Diluted pro forma	$0.64	$0.62	$1.78	$1.80

Net increase (decrease) in shareholders’ equity resulting from operations
As reported	$26,507	$(11,524)	$51,841	$4,345
Stock-based employee compensation, net of tax	(1,255)	(1,536)	(4,222)	(4,167)

Pro forma	$25,252	$(13,060)	$47,619	$178

Net increase (decrease) in shareholders’ equity resulting from operations per common share
Basic as reported	$0.48	$(0.29)	$0.99	$0.11

Basic pro forma	$0.46	$(0.32)	$0.91	$0.00

Diluted as reported	$0.48	$(0.29)	$0.98	$0.11

Diluted pro forma	$0.46	$(0.32)	$0.90	$0.00

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase in shareholders’ equity resulting from operations for future periods.

Note 6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator for basic and diluted net operating income per share	$36,614	$26,698	$97,935	$74,597

Numerator for basic and diluted earnings (loss) per share	$26,507	$(11,524)	$51,841	$4,345

Denominator for basic weighted average shares	54,919	40,269	52,408	38,585
Employee stock options	328	15	190	113
Contingently issuable shares*	5	367	52	500
Warrants	—	7	—	9

Denominator for diluted weighted average shares	55,252	40,658	52,650	39,207

Basic net operating income per common share	$0.67	$0.66	$1.87	$1.93

Diluted net operating income per common share	$0.66	$0.66	$1.86	$1.90

Basic earnings (loss) per common share	$0.48	$(0.29)	$0.99	$0.11

Diluted earnings (loss) per common share	$0.48	$(0.29)	$0.98	$0.11

*	Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

Note 7. Segment Data

The Company’s reportable segments are its investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly owned subsidiary, ACFS.

The following table presents segment data for the three months ended September 30, 2003:

	ACAS	ACFS	Consolidated
Interest and dividend income	$40,517	$—	$40,517
Fee income	911	11,890	12,801

Total operating income	41,428	11,890	53,318
Interest	4,412	—	4,412
Salaries and benefits	1,661	5,955	7,616
General and administrative	1,712	2,259	3,971
Stock-based compensation	705	—	705

Total operating expenses	8,490	8,214	16,704

Net operating income	32,938	3,676	36,614
Net realized loss on investments	(12,283)	—	(12,283)
Net unrealized appreciation of investments	2,176	—	2,176

Net increase in shareholders’ equity resulting from operations	$22,831	$3,676	$26,507

The following table presents segment data for the nine months ended September 30, 2003:

	ACAS	ACFS	Consolidated
Interest and dividend income	$111,892	$—	$111,892
Fee income	2,976	24,719	27,695

Total operating income	114,868	24,719	139,587

Interest	12,156	—	12,156
Salaries and benefits	3,007	13,387	16,394
General and administrative	5,008	7,154	12,162
Stock-based compensation	940	—	940

Total operating expenses	21,111	20,541	41,652

Net operating income	93,757	4,178	97,935
Net realized gain on investments	15,832	—	15,832
Net unrealized depreciation of investments	(61,926)	—	(61,926)

Net increase in shareholders’ equity resulting from operations	$47,663	$4,178	$51,841

The following table presents segment data for the three months ended September 30, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$31,422	$—	$31,422
Fee income	371	7,483	7,854

Total operating income	31,793	7,483	39,276

Interest	3,793	—	3,793
Salaries and benefits	476	5,202	5,678
General and administrative	1,056	2,051	3,107

Total operating expenses	5,325	7,253	12,578

Net operating income	26,468	230	26,698
Net realized loss on investments	(23,462)	—	(23,462)
Net unrealized depreciation of investments	(14,760)	—	(14,760)

Net (decrease) increase in shareholders’ equity resulting from operations	$(11,754)	$230	$(11,524)

The following table presents segment data for the nine months ended September 30, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$89,415	$—	$89,415
Fee income	682	15,998	16,680

Total operating income	90,097	15,998	106,095

Interest	9,179	—	9,179
Salaries and benefits	1,374	12,819	14,193
General and administrative	3,475	4,651	8,126

Total operating expenses	14,028	17,470	31,498

Net operating income (loss)	76,069	(1,472)	74,597
Net realized loss on investments	(23,620)	—	(23,620)
Net unrealized depreciation of investments	(46,632)	—	(46,632)

Net increase (decrease) in shareholders’ equity resulting from operations	$5,817	$(1,472)	$4,345

Note 8. Commitments

As of September 30, 2003, the Company had commitments under loan agreements to fund up to $48,503 to eleven portfolio companies. These commitments are generally composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company’s portfolio.

As of September 30, 2003, the Company had performance guarantees that total $14,016 for two portfolio companies that will expire upon the performance of the portfolio company. The Company generally entered into the performance guarantees to ensure a portfolio company’s specific performance under a service contract as required by the respective portfolio company’s customer. The Company would be required to perform under the guarantee if the related portfolio company were unable to meet specific requirements under the related contract. Fundings under the guarantees by the Company would generally constitute a subordinated debt liability of the portfolio company.

Note 9. Shareholders’ Equity

In September 2003, the Company sold 2,000 shares of common stock in a follow-on equity offering. The proceeds of the offering net of the underwriter’s discount of $47,364 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

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

Note 10. Investment in New Piper Aircraft, Inc.

In May 1998, the Company made an investment of $20,000 in the New Piper Aircraft, Inc. (“Piper Aircraft”) consisting of subordinated debt and common stock warrants. On June 30, 2003, the Company purchased the $56,000 existing senior debt of Piper Aircraft for $33,500 and assumed an undrawn $11,500 revolving credit facility. On June 30, 2003, the Company entered into a binding Exchange of Indebtedness Agreement (“Exchange Agreement”) to exchange up to $22,500 of the purchased senior debt into warrants to purchase shares of Piper Aircraft common stock as part of a recapitalization of Piper Aircraft. The recapitalization contemplated by the Exchange Agreement required the consent of the existing Piper Aircraft stockholders. On July 17, 2003, a recapitalization transaction was consummated on terms economically similar to but structurally different from that contemplated by the Exchange Agreement. Under the final recapitalization, all of the existing Piper Aircraft equity, including the Company’s existing common stock warrants, was converted into cash. The purchased senior debt discount was converted into $481 of subordinated debt, with the remaining $22,019 converted into 94.0% of the common equity of Piper Aircraft. As part of the recapitalization, an existing Piper Aircraft stockholder purchased the remaining 6.0% of common equity for $851.

In the first quarter of 2003, the Company recorded unrealized depreciation of $10,344 to reduce the Company’s investments in common stock warrants and subordinated debt of Piper Aircraft to its estimated fair value. In the second quarter of 2003, the Company recorded unrealized appreciation of $14,734 to increase the Company’s investments in the subordinated debt and common equity of Piper Aircraft to its estimated fair value. The increase in the estimated fair value of the Company’s subordinated debt and common equity investments resulted primarily from the impact of the exchange of the purchased senior debt discount contemplated in the Exchange Agreement, which served to improve the priority of the Company’s existing debt investment in Piper Aircraft’s capital structure. As a result of the final recapitalization consummated in the third quarter of 2003, the Company recorded a realized loss of $2,231 to write off its investment in the existing equity of Piper Aircraft offset by unrealized appreciation of $2,231 for the reversal of prior period depreciation. During the third quarter of 2003, the Company also recorded unrealized depreciation of $3,087 due to a decrease in the estimated fair value of its investment in Piper Aircraft during the third quarter.

Note 11. Sale of Senior Loans

During the third quarter of 2003, the Company sold three senior loans for which the Company will remain as the servicer. Total proceeds received by the Company totaled $24,078, including $103 in loan serving assets.

Note 12. Subsequent Event

On October 6, 2003, the Company sold 188 shares of common stock pursuant to the underwriters’ over-allotment option granted on September 25, 2003, and received proceeds, net of the underwriters’ discount, of $4,462.

On November 12, 2003, the Company sold 7,600 shares of common stock in a follow-on equity offering. The proceeds of the offering, net of the underwriters’ discount, of $194,735 are expected to be received on or about November 18, 2003 and will be used to repay outstanding borrowings under the revolving debt funding facility and to fund investments. The Company also granted the underwriters a 30-day over-allotment option to purchase up to 1,140 additional shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which the Company operates negatively impacting the financial resources of the Company; (ii) certain of the Company’s competitors with substantially greater financial resources than the Company reducing the number of suitable investment opportunities offered to the Company or reducing the yield necessary to consummate the investment; (iii) volatility in the value of equity investments; (iv) increased costs related to compliance with laws, including environmental laws; (v) changes in the economic conditions that could cause the Company’s portfolio companies to default on their loans or provide no returns on the Company’s investments; (vi) changes in the underlying assumptions used to value the Company’s privately held securities; (vii) ability of the Company to obtain additional financing; (viii) ability of the Company to retain key management personnel; and (ix) general business and economic conditions and other risk factors described in the Company’s reports filed from time to time with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

Portfolio Composition

The Company’s primary business is investing in and lending to businesses through investments in senior debt, subordinated debt generally with detachable equity warrants, preferred stock, and common stock. The total portfolio value of investments in publicly and non-publicly traded securities was $1,570,419 and $1,248,459 at September 30, 2003 and December 31, 2002, respectively. During the three and nine months ended September 30, 2003, the Company made investments totaling $271,000 and $653,100, respectively, including $0 and $20,600, respectively, in funds committed but undrawn under credit facilities. During the three and nine months ended September 30, 2002, the Company made investments totaling $144,900 and $393,500, respectively, including $3,350 and $14,450, respectively, in funds committed but undrawn under credit facilities. The weighted average effective interest rate on debt securities was 13.0% at September 30, 2003.

The Company’s strategy for investing in new portfolio companies is to invest capital in the following three types of transactions: (i) providing senior debt, mezzanine debt and equity and serving as a financial partner in management and employee buyouts, (ii) providing senior debt, mezzanine debt and equity financing for buyouts led by private equity firms, and (iii) providing senior debt, mezzanine debt and equity directly to private and small public companies.

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

The Company’s investments during the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
New Portfolio Company Financing for Private Equity Buyouts	$113,800	$40,000	$352,150	$137,500
New Portfolio Company Direct Investments	—	—	40,000	—
New Portfolio Company Buyouts	124,200	86,300	124,200	209,300
Add-On Financing for Acquisitions	16,800	15,600	35,200	25,400
Add-On Financing for Recapitalization	13,300	—	37,550	—
Add-On Financing for Buyouts	100	—	45,100	—
Add-On Financing for Growth	—	100	—	2,100
Add-On Financing for Working Capital	2,800	2,900	18,900	19,200

Total	$271,000	$144,900	$653,100	$393,500

Results of Operations

The Company’s consolidated financial performance, as reflected in its Consolidated Statements of Operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest and dividends earned from investing in debt and equity securities and financial advisory, transaction structuring, financing and prepayment and other fees, less the operating expenses of the Company. The second element is “Net realized (loss) gain on investments,” which reflects the difference between the proceeds from a sale or maturity of a portfolio investment and the cost at which the investment was carried on the Company’s Consolidated Balance Sheets. The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair values of the Company’s portfolio investments at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate

The consolidated operating results for the three and nine months ended September 30, 2003 and 2002 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating income	$53,318	$39,276	$139,587	$106,095
Operating expenses	16,704	12,578	41,652	31,498

Net operating income	36,614	26,698	97,935	74,597
Net realized (loss) gain on investments	(12,283)	(23,462)	15,832	(23,620)
Net unrealized appreciation (depreciation) of investments	2,176	(14,760)	(61,926)	(46,632)

Net increase (decrease) in shareholders’ equity resulting from operations	$26,507	$(11,524)	$51,841	$4,345

Critical Accounting Policies

In 2003, the Company adopted FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure – An Amendment to FASB Statement No. 123.” In applying SFAS 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed over the vesting period of the options and are included on the accompanying Consolidated Statements of Operations under “Stock-based compensation.” The Company continues to apply APB No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its stock-based compensation plan for all stock options granted prior to January 1, 2003. In accordance with SFAS 123, the Company elected to continue to apply the provisions of APB 25 to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of the Company’s consolidated net operating income and net increase in shareholders’ equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123.

Operating Income

Total operating income is comprised of two components: interest and dividend income and fees. For the three months ended September 30, 2003, total operating income increased $14,042, or 36%, over the three months ended September 30, 2002. For the nine months ended September 30, 2003, total operating income increased $33,492, or 32%, over the nine months ended September 30, 2002. Interest and dividend income consisted of the following for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income on debt securities	$42,649	$33,407	$119,407	$93,193
Interest cost of interest rate swap agreements	(4,618)	(3,185)	(12,735)	(6,966)
Interest income on bank deposits and employee loans	147	348	449	1,191
Dividend income on equity securities	2,339	852	4,771	1,997

Total interest and dividend income	$40,517	$31,422	$111,892	$89,415

Interest income on debt securities increased by $9,242, or 28%, to $42,649 for the three months ended September 30, 2003 from $33,407 for the comparable period in 2002. To match the interest rate basis of its assets and liabilities and to fulfill its obligations under the terms of its revolving debt funding facility and asset securitizations, the Company enters into interest rate swap agreements to hedge securitized debt investments in which it either pays a floating rate based on the prime rate and receives a floating rate based on LIBOR, or pays a fixed rate and receives a floating rate based on LIBOR. Use of the interest rate swaps enables the Company to manage the impact of changing interest rates on spreads between the yield on in its investments and the cost of its borrowings. As a result, both interest income and interest expense are affected by changes in LIBOR. See “Quantitative and Qualitative Disclosure About Market Risk” for a discussion of the Company’s use of interest rate swaps to mitigate the impact of interest rate changes on net operating income. The negative impact of the interest rate swap agreements increased by $1,433, from $3,185 for the three months ended September 30, 2002 to $4,618 for the three months ended September 30, 2003. Dividend income on equity securities increased by $1,487 to $2,339 for the three months ended September 30, 2003 from $852 for the comparable period in 2002 due primarily to a cash dividend of $1,600 received from one portfolio company.

The Company’s third quarter daily weighted average debt investments at cost, excluding discounts, increased from $996,000 in 2002 to $1,412,000 in 2003 resulting from new loan originations net of loan repayments during the last twelve months ended September 30, 2003. The third quarter daily weighted average interest rate on debt investments decreased to 12.1% in 2003 from 13.4% in 2002 due partially to a decrease in the weighted average monthly prime lending rate from 4.75% in the third quarter of 2002 to 4.00% in the third quarter of 2003 and a decrease in the average monthly LIBOR rate from 1.82% in the third quarter of 2002 to 1.14% in the third quarter of 2003. The decrease in the weighted average interest rate on debt securities is also partially due to an increase in the average non-accruing loans from $60,997 in the third quarter of 2002 to $112,839 in the third quarter of 2003. The third quarter daily weighted average interest rate on debt investments, including the impact of interest rate swaps, decreased to 10.8% in 2003 from 12.1% in 2002, due partially to the reasons noted above and to the negative impact of the interest rate swaps as a result of the new asset securitizations entered into in 2002 and 2003. The quarterly average notional amount of interest rate swaps as a percentage of the daily weighted average debt investments increased from 55.4% in third quarter 2002 to 56.2% in third quarter 2003. The Company’s third quarter daily weighted average total debt and equity investments at cost increased from $1,142,000 in 2002 to $1,631,000 in 2003. The third quarter daily weighted average yield on total debt and equity investments, including the impact of interest rate swaps, decreased to 9.9% in 2003 from 10.9% in 2002 primarily due to the reasons noted above.

Interest income on debt securities increased by $26,214, or 28%, to $119,407 for the nine months ended September 30, 2003 from $93,193 for the comparable period in 2002. The negative impact of the interest rate swap agreements increased by $5,769, from $6,966 for the nine months ended September 30, 2002 to $12,735 for the nine months ended September 30, 2003. Dividend income on equity securities increased by $2,774 to $4,771 for the nine months ended September 30, 2003 from $1,997 for the comparable period in 2002 due primarily to two cash dividends totaling $2,850 received from one portfolio company.

The Company’s daily weighted average debt investments at cost, excluding discounts, increased from $919,000 in 2002 to $1,256,000 in 2003 resulting from new loan originations net of loan repayments during the last twelve months ended September 30, 2003. The year-to-date third quarter daily weighted average interest rate on debt investments decreased to 12.7% in 2003 from 13.5% in 2002 due partially to a decrease in the weighted average monthly prime lending rate from 4.75% in 2002 to 4.14% in 2003 and a decrease in the average monthly LIBOR rate from 1.84% in the 2002 to 1.24% in the 2003. The decrease in the weighted average interest rate on debt securities is also partially due to an increase in the average non-accruing loans from $64,890 in 2002 to $105,868 in 2003. The year-to-date third quarter daily weighted average interest rate on debt investments, including the impact of interest rate swaps, decreased to 11.3% in 2003 from 12.5% in 2002 due partially to the reasons noted above and to the negative impact of the interest rate swaps as a result of the new asset securitizations entered into in 2002 and 2003. The quarterly average notional amount of interest rate swaps as a percentage of the daily weighted average debt investments increased from 49.7% in 2002 to 57.1% in 2003. The Company’s year-to-date third quarter daily weighted average total debt and equity investments at cost increased from $1,025,000 in 2002 to $1,457,000 in 2003. The third quarter daily weighted average yield on total debt and equity investments, including the impact of interest rate swaps, decreased to 10.2% in 2003 from 11.5% in 2002 primarily due to the reasons noted above.

Fee income consisted of the following for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Transaction structuring fees	$4,412	$2,042	$5,987	$3,904
Financing fees	5,760	3,404	12,054	6,864
Financial advisory fees	869	1,009	2,855	2,621
Prepayment fees	676	235	2,431	458
Other structuring fees	0	236	2,150	958
Other fees	1,084	928	2,218	1,875

Total fee income	$12,801	$7,854	$27,695	$16,680

Fee income increased by $4,947, or 63%, to $12,801 for the three months ended September 30, 2003 from $7,854 for the comparable period in 2002. The Company recorded $4,412 in transaction structuring fees for three new portfolio company buyouts totaling $124,200 during the three months ended September 30, 2003 compared to $2,042 in fees for three new portfolio company buyout investments totaling $86,300 during the three months ended September 30, 2002. The transaction structuring fees were 3.6% and 2.4% of new buyout investments in 2003 and 2002, respectively. The increase in financing fees was attributable to an increase in new loan investments from $105,214 for the three months ended September 30, 2002 to $222,509 for the three months ended September 30, 2003. The financing fees were 2.6% and 3.2% of loan originations in 2003 and 2002, respectively. The prepayment fees of $676 for the three months ended September 30, 2003 were the result of the prepayment of four loans totaling $31,600.

Fee income increased by $11,015, or 66%, to $27,695 for the nine months ended September 30, 2003 from $16,680 for the comparable period in 2002. The Company recorded $5,987 in transaction structuring fees for four new portfolio company buyout or direct investments totaling $164,200 in year-to-date third quarter 2003 compared to $3,904 for seven new portfolio company buyout investments totaling $194,800 in year-to-date 2002. The transaction structuring fees were 3.7% and 2.0% of new buyout or direct investments in year-to-date 2003 and 2002, respectively. The increase in financing fees was attributable to an increase in new loan investments from $320,859 for the nine months ended September 30, 2002 to $594,087 for the nine months ended September 30, 2003. The financing fees were 2.0% and 2.1% of loan originations in 2003 and 2002, respectively. The prepayment fees of $2,431 for the nine months ended September 30, 2003 were the result of the prepayment of nine loans totaling $85,600.

Operating Expenses

Operating expenses for the three months ended September 30, 2003 increased $4,126, or 33%, over the three months ended September 30, 2002. Interest expense increased from $3,793 for the three months ended September 30, 2002 to $4,412 for the three months ended September 30, 2003 due to an increase in the Company’s weighted average borrowings from $451,200 for the three months ended September 30, 2002 to $642,400 for the three months ended September 30, 2003, net of a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 3.36% for the three months ended September 30, 2002 to 2.75% for the three months ended September 30, 2003. As discussed above, the decrease in the weighted average interest rate is due to a decrease in the average monthly LIBOR rate from 1.82% in the third quarter 2002 to 1.14% in the third quarter 2003. Salaries and benefits expense increased from $5,678 for the three months ended September 30, 2002 to $7,616 for the three months ended September 30, 2003 due partially to an increase in employees from 105 at September 30, 2002 to 127 at September 30, 2003. General and administrative expenses increased from $3,107 for the three months ended September 30, 2002 to $3,971 for the three months ended September 30, 2003 primarily due to higher facilities expenses resulting from additional corporate office space, accounting fees, legal fees, financial reporting expenses, reserves for uncollectible amounts, and insurance expense.

Operating expenses for the nine months ended September 30, 2003 increased $10,154, or 32%, over the nine months ended September 30, 2002. Interest expense increased from $9,179 for the nine months ended September 30, 2002 to $12,156 for the nine months ended September 30, 2003 due to an increase in the Company’s weighted average borrowings from $372,900 for the nine months ended September 30, 2002 to $547,400 for the nine months ended September 30, 2003, net of a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 3.28% for the nine months ended September 30, 2002 to 2.96% for the nine months ended September 30, 2003. As discussed above, the decrease in the weighted average interest rate is due to a decrease in the average monthly LIBOR rate from 1.84% in the year-to-date third quarter 2002 to 1.24% in the year-to-date third quarter 2003. Salaries and benefits expense increased from $14,193 for the nine months ended September 30, 2002 to $16,394 for the nine months ended September 30, 2003 due partially to an increase in employees from 105 at September 30, 2002 to 127 at September 30, 2003. General and administrative expenses increased from $8,126 for the nine months ended September 30, 2002 to $12,162 for the nine months ended September 30, 2003 primarily due to the same factors mentioned above in the quarter-over-quarter increase.

Stock-based compensation was $705 and $940 for the three and nine months ended September 30, 2003. In the second quarter of 2003, the Company adopted FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB Statement No. 123.”

Net Realized Gains (Losses)

The Company’s net realized gains (losses) for the three and nine months ended September 30, 2003 and 2002 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weston ACAS Holdings, Inc.	$—	$2,425	$24,930	$2,425
A&M Cleaning Products, Inc.	5,213	—	5,213	—
CST Industries, Inc.	4,964	—	4,964	—
Tube City, Inc.	3,729	—	3,729	—
Plastech Engineered Products, Inc.	—	—	1,641	—
Lubricating Specialties Co.	—	—	782	—
MBT International, Inc.	—	—	632	—
DigitalNet, Inc.	629	—	629	—
IGI, Inc.	—	—	—	1,295
Omnova Solutions, Inc.	—	137	—	615
Other, net	142	4	1,038	116

Total gross realized gains	14,677	2,566	43,558	4,451

Fulton Bellows & Components, Inc.	(10,911)	—	(10,911)	—
Parts Plus Group	(5,384)	—	(5,384)	—
Starcom Holdings, Inc.	(4,533)	—	(4,533)	—
Westwind Group Holdings, Inc.	(3,598)	—	(3,598)	—
New Piper Aircraft, Inc.	(2,231)	—	(2,231)	—
Goldman Industrial Group	—	(25,578)	—	(25,578)
IGI, Inc.	—	(410)	—	—
Decorative Surfaces International, Inc.	—	—	—	(1,353)
Biddeford Textile Corp	—	—	—	(1,100)
Other, net	(303)	(40)	(1,069)	(40)

Total gross realized losses	(26,960)	(26,028)	(27,726)	(28,071)

Total net realized (losses) gains	$(12,283)	$(23,462)	$15,832	$(23,620)

During the third quarter 2003, the Company exited its investment in A&M Cleaning Products, Inc. through a sale of its common stock warrants and redeemable preferred stock and the prepayment of the subordinated debt. The Company received $14,974 in total proceeds from the sale and recognized a net realized gain of $5,213 offset by the reversal of unrealized appreciation of $4,916. The realized gain was comprised of $653 of unamortized OID on the subordinated debt and $4,560 on the common stock warrants and redeemable preferred stock. The sale proceeds recognized by the Company include proceeds held in escrow of $886 and the Company could receive up to an additional $293 in sale proceeds held in escrow over the next three years. In addition, the Company received a prepayment fee of $120.

During the third quarter 2003, the Company exited its investment in CST Industries, Inc. through a sale of its common stock and the prepayment of the subordinated debt. The Company received $14,250 in total proceeds from the sale and recognized a net realized gain of $4,964 offset by the reversal of unrealized appreciation of $3,546. The realized gain was comprised of $804 of unamortized OID on the subordinated debt and $4,160 on the common stock. In addition, the Company received a prepayment fee of $270.

During the third quarter 2003, the Company exited its investment in Tube City, Inc. through a sale of its common stock warrants and the prepayment of the subordinated debt. The Company received $19,328 in total proceeds from the sale and recognized a net realized gain of $3,729 offset by the reversal of unrealized appreciation of $2,525. The realized gain was comprised of $1,927 of unamortized OID on the subordinated debt and $1,802 on the common stock warrants. In addition, the Company received a prepayment fee of $234.

During the third quarter 2003, the Company realized a gain of $629 from the realization of unamortized OID from the prepayment of debt by DigitalNet, Inc.

During the third quarter 2003, the Company sold investments in three portfolio companies for a nominal sales price as part of one sale transaction. The Company sold its investment in the redeemable and convertible preferred stock of Fulton Bellows & Components, Inc. (“Fulton Bellows”) and recognized a realized loss of $10,911 offset by the reversal of unrealized depreciation of $10,911. The Company retained its common stock warrant and debt investments in Fulton Bellows. The Company sold all of its investments in Parts Plus Group Inc., consisting of senior subordinated debt, redeemable preferred stock and common stock warrants, and recognized a realized loss of $5,384 offset by the reversal of unrealized depreciation of $5,380. The Company sold all of its investments in Westwind Group Holding, Inc., consisting of redeemable preferred stock and common stock, and recognized a realized a loss $3,598 offset by the reversal of unrealized depreciation of $3,598.

During the third quarter 2003, the Company completed a recapitalization of Starcom Holdings, Inc. (“Starcom”) through a newly created company, NewStarcom Holdings, Inc (“NewStarcom”). Under the terms of the recapitalization, the Company exchanged the senior debt of Starcom it purchased on June 30, 2003 for preferred equity in NewStarcom. In addition, American Capital’s existing subordinated notes issued by Starcom and its subsidiaries were refinanced with the proceeds of new subordinated notes issued by NewStarcom. Another existing investor in Starcom also exchanged its subordinated notes for preferred equity of NewStarcom and also provided $2,000 of new subordinated debt financing to NewStarcom. The Company realized a loss of $4,533 to write off its original common equity investment in Starcom as a result of the recapitalization offset by the reversal of unrealized depreciation of $4,530.

In May 1998, the Company made an investment of $20,000 in the New Piper Aircraft, Inc. (“Piper Aircraft”) consisting of subordinated debt and common stock warrants. On June 30, 2003, the Company purchased the $56,000 existing senior debt of Piper Aircraft for $33,500 and assumed an undrawn $11,500 revolving credit facility. On June 30, 2003, the Company entered into a binding Exchange of Indebtedness Agreement (“Exchange Agreement”) to exchange up to $22,500 of the purchased senior debt into warrants to purchase shares of Piper Aircraft common stock as part of a recapitalization of Piper Aircraft. The recapitalization contemplated by the Exchange Agreement required the consent of the existing Piper Aircraft stockholders. On July 17, 2003, a recapitalization transaction was consummated on terms economically similar to but structurally different from that contemplated by the Exchange Agreement. Under the final recapitalization, all of the existing Piper Aircraft equity, including the Company’s existing common stock warrants, was converted into cash. The purchased senior debt discount was converted into $481 of subordinated debt, with the remaining $22,019 converted into 94.0% of the common equity of Piper Aircraft. As part of the recapitalization, an existing Piper

Aircraft stockholder purchased the remaining 6.0% of common equity for $851.

In the first quarter of 2003, the Company recorded unrealized depreciation of $10,344 to reduce the Company’s investments in subordinated debt and common stock warrants of Piper Aircraft to its estimated fair value. In the second quarter of 2003, the Company recorded unrealized appreciation of $14,734 to increase the Company’s investments in the common equity and subordinated debt of Piper Aircraft to its estimated fair value. The increase in the estimated fair value of the Company’s subordinated debt and common equity investments resulted primarily from the impact of the exchange of the purchased senior debt discount contemplated in the Exchange Agreement, which served to improve the priority of the Company’s existing debt investment in Piper Aircraft’s capital structure. As a result of the final recapitalization consummated in the third quarter of 2003, the Company recorded a realized loss of $2,231 to write off its investment in the existing equity of Piper Aircraft offset by unrealized appreciation of $2,231 for the reversal of prior period depreciation. During the third quarter of 2003, the Company also recorded unrealized depreciation of $3,087 due to a decrease in the estimated fair value of its investment in Piper Aircraft during the third quarter.

During the second quarter 2003, the Company sold of all of its equity interest in Weston ACAS Holdings, Inc. (“Weston”) consisting of common stock, common stock warrants and preferred stock for $30,950 in cash proceeds and Weston also prepaid its remaining subordinated debt of $6,500, all as part of a recapitalization of Weston that resulted in Weston employees gaining 100% ownership of the company. The Company recognized a realized gain of $23,535 consisting of a $22,701 gain on the sale of its equity interest and $834 on the realization of the unamortized OID offset by the reversal of the unrealized appreciation of $20,822. As part of the recapitalization, the Company provided $12,750 of new subordinated debt financing to Weston as part of a $25,000 mezzanine debt financing provided by the Company and another mezzanine investor. In addition, the Company recognized a realized gain of $1,395 from the realization of unamortized OID from the prepayment of debt by Weston in the first quarter of 2003.

During the nine months ended September 30, 2003, the Company realized gains of $1,641, $782, and $632, respectively, from the realization of unamortized OID from the prepayment of debt by Plastech Engineered Products, Inc., Lubricating Specialties Co. and MBT International, Inc.

During the third quarter 2002, the Company recognized realized gains of $2,425 and $137 from the realization of unamortized OID on the repayment of subordinated debt by Weston ACAS Holdings, Inc. and Omnova Solutions, Inc., respectively. During the nine months ended September 30, 2002, the Company recognized a realized gain of $615 from the realization of unamortized OID on the repayment of subordinated debt by Omnova Solutions, Inc. The Company also recognized a net realized gain of $1,295 during the nine months ended September 30, 2002 related to the investment in IGI, Inc. consisting of a realized gain of $1,705 from the realization of unamortized OID on the repayment of subordinated debt offset by a realized loss of $410 from the sale of common stock warrants in the second quarter of 2002.

In September 2002, the Company exited its investment in Goldman Industrial Group (“Goldman”) as a result of the sale of certain of Goldman’s assets under Section 363 of the Bankruptcy Code. Those assets were related to the sale of Bridgeport Machines, Ltd (“BML”) and the intellectual property, brand name, and other intangible assets of Bridgeport Machines, Inc. (“Certain Assets of BMI” and collectively with “BML”, the “Bridgeport Assets”). In 2000, the Company made a $30,000 investment consisting of subordinated debt with common stock warrants in Goldman. The Company had recorded an unrealized loss of $3,937 in 2001 and an unrealized loss of $21,246 in 2002 for a cumulative unrealized loss of $25,183 through the second quarter of 2002 to adjust the Company’s carrying value to fair value. The Company recognized a net realized loss of $25,578 in 2002 on its investments in $25,000 of the subordinated debt and common stock warrants and recorded an unrealized gain of $25,183 to reverse the previously recorded unrealized loss. The Bridgeport Assets were purchased by BPT Holdings, Inc. (“BPT”), which was capitalized with $18,000 from the Company in the form of senior debt, preferred stock and common stock and the assumption of the $30,000 subordinated debt from Goldman. Of the Company’s $30,000 investment in Goldman, $5,000 was directly in BML, which was not a party to the Goldman bankruptcy. This investment continues to be recorded at a value of $5,000. The $25,000 balance of the Goldman investment was exchanged for securities in BPT, which were deemed not to have any value and were therefore treated as a realized loss.

In addition, in May 2002, the Company exited its investment in Decorative Surfaces International, Inc. (“DSI”) through a sale of DSI’s assets under Section 363 of the Bankruptcy Code. The Company recognized a net realized loss of $1,353 on its investments in the subordinated debt, preferred stock, and common stock of DSI, which had a cumulative cost basis of $23,466 at March 31, 2002. The DSI assets were purchased by American Decorative Surfaces, Inc. (“ADSI”), which was capitalized by the Company through ADSI’s assumption of $24,502 of the Company’s subordinated debt investment in DSI at par and by a $13,675 cash investment by the Company in the preferred stock of ADSI. The Company also exited its senior debt and common stock warrant investments in Biddeford Textile Corp (“BTC”) in May 2002 in connection with a sale of BTC’s assets under a plan of reorganization under Chapter 11 of the Bankruptcy Code. The Company recognized a net realized loss of $1,100 on its senior debt and common stock warrants investment, which had a cost basis of $3,632. The assets securing the BTC debt were purchased by Biddeford Real Estate Holdings (“BREH”), which was capitalized by the Company with senior debt and equity investments.

Unrealized Appreciation and Depreciation of Investments

The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by the Company’s Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three months ended September 30, 2003 and 2002:

	Number of Companies	Three Months Ended September 30, 2003	Number of Companies	Three Months Ended September 30, 2002
Gross unrealized appreciation of investments	12	$15,355	8	$13,099
Gross unrealized depreciation of investments	18	(38,622)	18	(33,055)
Unrealized appreciation (depreciation) of interest rate swaps	—	9,226	—	(20,483)
Reversal of prior period net unrealized depreciation upon a realization	9	16,217	3	25,679

Net appreciation (depreciation) of investments	39	$2,176	29	$(14,760)

The following table itemizes the change in net unrealized (depreciation) appreciation of investments for the nine months ended September 30, 2003 and 2002:

	Number of Companies	Nine Months Ended September 30, 2003	Number of Companies	Nine Months Ended September 30, 2002
Gross unrealized appreciation of investments	19	$45,834	16	$60,391
Gross unrealized depreciation of investments	28	(106,116)	24	(89,665)
Unrealized appreciation (depreciation) of interest rate swaps	—	2,089	—	(27,747)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	11	(3,733)	3	10,389

Net depreciation of investments	58	$(61,926)	43	$(46,632)

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

Beginning in the third quarter ended September 30, 2003, the Company engaged the independent financial advisory firm of Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan Lokey”) to independently review, on a quarterly basis, the determination of fair value of a portion of the Company’s portfolio company investments. As part of its engagement, Houlihan Lokey will review quarterly approximately 25% of the Company’s portfolio companies as randomly selected, with the intention of reviewing the Company’s valuation of all of its portfolio company investments over the course of a year. In addition, Houlihan Lokey will attend the Company’s quarterly valuation meetings and provide periodic reports and recommendations to the Audit Committee with respect to the Company’s valuation models, policies and procedures. For the third quarter of 2003, Houlihan Lokey reviewed the Company’s valuations of approximately 25% of the Company’s portfolio company investments, representing 20 companies and having $401 million in fair value as reflected in the Company’s consolidated balance sheet as of September 30, 2003. Using methods and techniques that are customary for the industry and that Houlihan Lokey considers appropriate under the circumstances, Houlihan Lokey determined that the aggregate fair value assigned to the portfolio company investments by the Company was within the reasonable range of aggregate value for such companies as determined by Houlihan Lokey.

Financial Condition, Liquidity, and Capital Resources

At September 30, 2003, the Company had $52,786 in cash and cash equivalents and $38,030 of restricted cash included in other assets on the consolidated balance sheets. In addition, the Company had outstanding debt secured by assets of the Company of $220,208 under a $225,000 revolving debt funding facility, $42,798 under repurchase agreements and $464,960 under four asset securitizations. During the three and nine months ended September 30, 2003, the Company principally funded investments using draws on the revolving debt funding facility and proceeds from an asset securitization, repurchase agreements and equity offerings.

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

As a BDC, the Company’s asset coverage must be at least 200% after each issuance of senior securities. As of September 30, 2003 and December 31, 2002, the Company’s asset coverage was approximately 234% and 213%, respectively.

Equity Capital Raising Activities

On November 12, 2003, the Company completed a public offering of its common stock and is expected to receive proceeds, net of the underwriters’ discount, of $194,735 on or about November 18, 2003 in exchange for 7,600 common shares. The Company also granted the underwriters a 30-day over-allotment option to purchase up to 1,140 additional shares of common stock. The proceeds from the offerings are expected to be used to repay outstanding borrowings under its revolving debt funding facility and to fund investments.

On September 25, 2003, the Company completed a public offering of its common stock and received proceeds, net of the underwriters’ discount, of $47,364 on September 30, 2003 in exchange for 2,000 common shares. On October 6, 2003, the Company sold 188 shares of its common stock pursuant to the underwriters’ over-allotment option granted on September 25, 2003, and received proceeds, net of the underwriters’ discount, of $4,462. The proceeds from the offerings were used to repay outstanding borrowings under its revolving debt funding facility and to fund investments.

On March 26, 2003, the Company completed a public offering of its common stock and received proceeds, net of the underwriters’ discount, of $124,657 on March 31, 2003 in exchange for 5,800 common shares. On March 31, 2003, the Company sold 870 shares of its common stock pursuant to the underwriters’ over-allotment option granted on March 26, 2003, and received proceeds, net of the underwriters’ discount, of $18,699. The proceeds from the offerings were used to repay outstanding borrowings under its revolving debt funding facility and to fund investments.

On January 8, 2003, the Company completed a public offering of its common stock and received proceeds, net of the underwriters’ discount, of $88,724 on January 13, 2003 in exchange for 4,100 common shares. On January 13, 2003, the Company sold 615 shares of its common stock pursuant to the underwriter’s over-allotment option granted on January 8, 2003, and received proceeds, net of the underwriters’ discount, of $13,309. The proceeds from the offerings were used to repay outstanding borrowings under its revolving debt funding facility and to fund investments.

Debt Capital Raising Activities

The Company, through ACS Funding Trust I, an affiliated statutory trust, has a revolving debt-funding facility. On June 13, 2003, the Company and ACS Funding Trust I entered into an amended and restated loan funding and service agreement with the existing lenders with and aggregate commitment of $225,000 through a termination date of June 13, 2006. On October 8, 2003, the Company received a temporary increase in the aggregate commitment of our revolving credit facility from $225,000 to $305,000. The commitment will revert back to $225,000 on or prior to January 4, 2004.

During the third quarter 2003, the Company sold all or a portion of certain senior loans under repurchase agreements. The repurchase agreements are short-term financing, in which the Company sells the senior loans for a sale price generally ranging from 70% to 80% of the face amount of the senior loans and the Company has an obligation to repurchase the senior loans at the original sale price on a future date. As of September 30, 2003, the Company had $42,798 outstanding under the repurchase agreements. The Company is required to make payments to the purchaser equal to one-month LIBOR plus 250 basis points of the sales price. The purchaser is entitled to receive all interest and principal on the senior loans and required to remit all interest and principal payments to the Company. The purchaser cannot repledge or sell the loans. The Company has treated the repurchase agreements as secured financing arrangements with the sale price of the senior loans included as a debt obligation on the accompanying consolidated balance sheets.

On May 21, 2003, the Company completed a $239,000 asset securitization. In connection with the transaction, the Company established ACAS Business Loan Trust 2003-1 (“Trust V”), an affiliated statutory trust, and contributed to Trust V $308,000 in loans. Subject to continuing compliance with certain conditions, the Company will remain as servicer of the loans. Simultaneously with the initial contribution, Trust V was authorized to issue $185,000 Class A notes, $31,000 Class B notes, $23,000 Class C and $69,000 Class D notes. The Class A notes, Class B notes and Class D notes were issued to institutional investors and the Class D notes were retained by an affiliate of Trust V. The Class C notes consist of a $17,000 tranche of floating rate notes and a $6,000 tranche of fixed rate notes. The Class A notes carry an interest rate of one-month LIBOR plus 55 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 120 basis points. The floating rate tranche of the Class C notes carries an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carries an interest rate of 5.14%. The Company has issued all of the Class A, Class B and Class C notes. The loans are secured by loans from the Company’s portfolio companies with a principal balance of $292,000 as of September 30, 2003. The Class A notes mature on March 20, 2008, the Class B notes mature on September 20, 2008 and the Class C notes mature on December 20, 2008. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes.

Other Capital Raising Activities

During the third quarter of 2003, the Company sold three senior loans for which the Company will remain as the servicer. Total proceeds received by the Company totaled $24,078, including $103 in loan serving assets. The Company expects to continue to sell senior loans as a source of new capital to be reinvested into higher yielding investments.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade. The weighted average investment grade was 3.0 as of both September 30, 2003 and December 31, 2002. At September 30, 2003 and December 31, 2002, the Company’s investment portfolio was graded as follows:

	September 30, 2003		December 31, 2002
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$254,388	15.9%	$288,897	22.6%
3	1,087,386	68.1%	808,635	63.4%
2	236,943	14.8%	145,235	11.4%
1	19,398	1.2%	33,075	2.6%

	$1,598,115	100.0%	$1,275,842	100.0%

The amounts at September 30, 2003 and December 31, 2002 do not include the Company’s investments in portfolio companies for which the Company has only invested in the equity securities of the company.

The decline in the investment grade 4 at September 30, 2003 as compared to December 31, 2002 was principally due to the exit or partial exit of six portfolio companies during the nine months ended September 30, 2003, offset by the upgrade of five portfolio companies from an investment grade 3 to a grade 4 . The improvement in the investment grade 3 as compared to December 31, 2002 is primarily the result of new investments made during the nine months ended September 30, 2003, which had a fair value of $439,268 as of September 30, 2003. The improvement in the investment grade 3 was offset slightly by a net decrease of five existing portfolio companies with a loan grade 3, with eight portfolio companies downgraded to a grade 2 and three portfolio companies upgraded to a grade 3. The increase in the investment grade 2 as compared to December 31, 2002 is partially due to a net increase of five portfolio companies with a loan grade 2, with eight portfolio companies downgraded to a grade 2 and three portfolio companies upgraded to a grade 3. The decrease in investment grade 1 as compared to December 31, 2002 is due to the reduction in the fair value of certain investment grade 1 portfolio companies due to the unrealized depreciation recorded during the nine months ended September 30, 2003.

The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. At September 30, 2003, loans with eleven portfolio companies with a face amount of $102,776 were on non-accrual status. Loans with six of the eleven portfolio companies are grade 2 loans, and loans with five of the eleven portfolio companies are grade 1 loans. These loans include a total of $67,346 with PIK interest features. At December 31, 2002, loans to eight portfolio companies with a face amount of $73,155 were on non-accrual status. Loans with two of the eight portfolio companies are grade 2 loans, and loans with six of the eight portfolio companies are grade 1 loans. These loans include a total of $48,686 with PIK interest features.

At September 30, 2003 and December 31, 2002, loans on accrual status past due were as follows:

	Number of Portfolio Companies	September 30, 2003	Number of Portfolio Companies	December 31, 2002
Current	61	$1,316,328	52	$1,009,361

One Month Past Due	1	5,236	—	—
Two Months Past Due	—	—	1	9,000
Three Months Past Due	—	—	—	—
Greater than Three Months Past Due	1	8,025	3	27,274
Loans on Non-accrual Status	11	102,776	8	73,155

Subtotal	13	116,037	12	109,429

Total	74	$1,432,365	64	$1,118,790

The loan balances above reflect the full face value of the note. The Company believes that debt service collection is probable for the loans greater than three months past due.

In the first quarter of 2003, the Company recapitalized one portfolio company by exchanging $13,535 of senior debt into subordinated debt and exchanging $6,222 of subordinated debt into preferred stock.

In the second quarter of 2003, the Company purchased senior debt of an existing portfolio company with a face amount of $32,043 for $11,500. In the third quarter of 2003, the Company exchanged the senior debt for non-income producing preferred stock pursuant to a recapitalization. Under the recapitalization, an existing lender also exchanged its $3,200 of subordinated debt into preferred stock and also funded $2,000 of cash to the newly capitalized entity through new subordinated debt notes. As a result of the recapitalization, the Company’s existing subordinated debt of $28,003 was improved in the capital structure and removed from non-accruing loan status.

In the third quarter of 2003, the Company recapitalized one portfolio company by exchanging $19,827 of subordinated debt into non-income producing preferred stock. Prior to the recapitalization, the subordinated debt was on non-accrual status.

In the third quarter of 2003, the Company recapitalized one portfolio company by exchanging $11,914 of interest bearing junior subordinated debt for $11,914 of non-interest bearing junior subordinated debt and purchased $6,500 of non-interest bearing junior subordinated debt. The Company could receive an additional fee of 14% on the non-interest bearing junior subordinated debt if it is repaid prior to scheduled maturity. Due to the conditional nature of the fee, the Company will not accrue the fee until it is paid. Prior to the recapitalization, the $11,914 junior subordinated debt was on non-accrual status. As of September 30, 2003, the total non-interest bearing junior subordinated debt is a non-income producing asset and therefore not included in the loans on non-accrual status.

In the third quarter of 2003, the Company recapitalized one portfolio company by exchanging $9,659 of senior and subordinated debt into non-income producing preferred stock. Prior to the recapitalization, the senior and subordinated debt were accruing loans.

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

The statistics are weighted by the Company’s investment value for each portfolio company and do not include investments in portfolio companies for which the Company holds only equity securities. For the statistics for the quarter ended September 30, 2003 for portfolio companies with a nominal EBITDA, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA. The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the aggregate investment portfolio as of the quarter ended September 30, 2003 and the years ended December 31, 2002, 2001, 2000 and 1999:

In addition to these statistics, the company tracks its portfolio investments on a static-pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Prior to the third quarter of 2003, subsequent add-on investments were generally included in the year of the additional funding. The prior period static pool information included herein has been reclassified to conform with the current presentation. The Pre-1999 static pool consists of the investments made from the time of the Company’s IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended September 30, 2003:

Portfolio Statistics (1) On a Weighted Average Basis ($in millions, unaudited):	Pre-1999 Static Pool		1999 Static Pool		2000 Static Pool		2001 Static Pool		2002 Static Pool		2003 Static Pool		Aggregate
Original Investments and Commitments at Cost	$318		$327		$263		$340		$477		$516		$2,241
Total Exits and Prepayments	$98		$74		$108		$127		$44		$30		$481
Total Interest, Dividends and Fees Collected	$93		$96		$62		$86		$70		$33		$440
Total Net Realized (Loss) Gain on Investments	$(4.0)		$5.1		$(30.7)		$37.4		$0.1		$0.7		$8.6
Internal Rate of Return (2)	8.6%		12.3%		1.7%		27.6%		19.9%		32.4%		13.9%
Current Cost of Original Investments	$205		$239		$156		$197		$459		$463		$1,719
Fair Value of Investments	$162		$197		$90		$208		$476		$468		$1,601
Non-Accruing Loans at Cost	$12		$15		$50		$8		$18		$—		$103
Equity Interest at Fair Value	$11		$47		$25		$43		$113		$77		$316
Debt to EBITDA(3)(4)	9.2	x	6.4	x	6.6	x	5.5	x	5.3	x	3.7	x	5.5	x
Interest Coverage(3)	2.1	x	2.0	x	2.0	x	2.0	x	2.4	x	3.4	x	2.5	x
Debt Service Coverage(3)	1.8	x	1.4	x	0.9	x	1.4	x	1.7	x	2.2	x	1.7	x
Loan Grade(3)	2.9		2.9		2.3		3.1		3.0		3.1		3.0
Average Age of Companies	40 yrs		52 yrs		35 yrs		41 yrs		33 yrs		33 yrs		37 yrs
Average Sales(5)	$85		$124		$74		$146		$59		$113		$98
Average EBITDA(6)	$5		$19		$14		$17		$8		$19		$14
Ownership Percentage	79%		57%		39%		38%		42%		25%		42%
% with Senior Lien(7)	23%		6%		4%		44%		21%		26%		23%
% with Senior or Junior Lien(7)	45%		63%		74%		84%		81%		80%		75%
Total Sales(5)	$523		$1,129		$314		$1,324		$1,135		$2,325		$6,750
Total EBITDA(6)	$19		$121		$55		$162		$154		$356		$867

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Prior to the third quarter of 2003, subsequent add-on investments were generally included in the year of the additional funding.
(2)	Calculated based on a cash-on-cash return assuming that the Company’s investments are exited at the estimated fair value as of the current balance sheet date.
(3)	These amounts do not include investments in which the Company owns only equity.
(4)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(5)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(6)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	As a percentage of the Company’s total debt investments.

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s Pre-1999 Static Pool as of the quarter ended September 30, 2003 and the years ended December 31, 2002, 2001, 2000 and 1999:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 1999 Static Pool as of the quarter ended September 30, 2003 and the years ended December 31, 2002, 2001, 2000, and 1999:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2000 Static Pool as of the quarter ended September 30, 2003 and the years ended December 31, 2002, 2001 and 2000:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2001 Static Pool as of the quarter ended September 30, 2003 and the years ended December 31, 2002 and 2001:

The following charts show the weighted average Debt to EBITDA, Interest Coverage and Debt Service Coverage ratios for the Company’s 2002 Static Pool as of the quarter ended September 30, 2003 and the year ended December 31, 2002:

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

As a result of the Company’s use of interest rate swaps, at September 30, 2003, approximately 34% of the Company’s interest bearing assets provided fixed rate returns and approximately 66% of the Company’s interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at September 30, 2003, the Company had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of $953 million and had total borrowings outstanding of $728 million. Substantially all of the Company’s outstanding debt at September 30, 2003 has a variable rate of interest based on one-month LIBOR or a commercial paper rate.

As of September 30, 2003, the Company had entered into 32 interest rate basis swap agreements with two large commercial banks with debt ratings of A1 under which the Company either pays a floating rate based on the prime rate and receives a floating interest rate based on one-month LIBOR, or pays a fixed rate and receives a floating interest rate based on one-month LIBOR. For those investments contributed to the term securitizations, the interest swaps enable the Company to manage the impact of changing interest rates on spreads between the asset yield on the investments and the cost of the borrowings under the term securitizations. The excess of payments made to swap counterparties over payments received from swap counterparties is recorded as a reduction of interest income. One-month LIBOR decreased from 1.38% at December 31, 2002 to 1.12% at September 30, 2003, and the prime rate decreased from 4.25% at December 31, 2002 to 4.0% at September 30, 2003.

At September 30, 2003, the total notional amount of the swap agreements was $776,088 and the agreements have a weighted average remaining term of approximately 5.8 years. The following table presents the notional principal amounts of interest rate swaps by class:

	September 30, 2003
Type of Interest Rate Swap	Company Pays	Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	4.61%(1)	LIBOR	22	$568,373
Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	10	207,715

Total			32	$776,088

	December 31, 2002
Type of Interest Rate Swap	Company Pays	Company Receives	Number of Contracts	Notional Value
Pay fixed, receive LIBOR floating	4.90%(1)	LIBOR	19	$441,430
Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	11	213,999

Total			30	$655,429

(1)	Weighted average.

Item	4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. As previously reported, the staff of the Securities and Exchange Commission has requested that the Company voluntarily provide certain documents and information as part of an informal, non-public inquiry. The staff has not indicated the subject of the inquiry. The Company has complied fully with the requests and expects to continue to do so should additional information be requested. In a letter to the Company, the SEC staff stated, “This inquiry is nonpublic and should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security.”

In the opinion of management, the ultimate resolution of all such proceedings is not expected to have a material adverse effect on the business, financial conditions, or results of operation of the Company.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to Amended and Restated Loan Funding and Servicing Agreement by and among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Wachovia Securities, LLC, Wachovia Bank, National Association, and Wells Fargo Bank Minnesota, National Association dated October 8, 2003, filed herewith

31	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

August 5, 2003 – The Company reported that it issued a press release announcing its financial results for the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ Richard E. Konzmann

Richard E. Konzmann
Vice President, Accounting and Reporting

Date: November 14, 2003