Form 10-K
period 2003-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2004-03-09
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $1,340,796,000 based upon a closing price of the Registrant’s common stock of $25.02 per share as reported on the NASDAQ Stock Market on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 25, 2004, there were 66,807,062 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2004 is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

PART I

Item 1. Business

General

American Capital Strategies, Ltd. (which is referred throughout this report as “American Capital”, “we” and “us”) is a publicly traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and mezzanine (subordinated) debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. Our wholly-owned operating subsidiary, American Capital Financial Services, Inc., or ACFS, provides financial advisory services to our portfolio companies. We invested on average $33 million in 2003 in each new portfolio company. We generally have not invested more than 5% of our equity capital in one transaction. Our largest investment to date has been $70 million. ACFS arranges and secures capital for large transactions, particularly buyouts that we sponsor.

Our primary business objectives are to increase our taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of middle market companies with attractive current yields and potential for equity appreciation and realized gains. We are an investor in and sponsor of management and employee buyouts, invest in private equity sponsored buyouts, and provide capital directly to private and small public companies. Historically a majority of our financings have been to assist in the funding of change of control management buyouts, and we expect that trend to continue. Capital that we provide directly to private and small public companies is used for growth, acquisitions or recapitalizations.

We are a Delaware corporation, which was incorporated in 1986. On August 29, 1997, we completed an initial public offering, or IPO, of our common stock and became a non-diversified, closed end investment company, which has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended. On October 1, 1997, we began operations so as to qualify to be taxed as a regulated investment company, or RIC, as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended. As a regulated investment company, we are not subject to federal income tax on the portion of our taxable income and capital gains we distribute to our stockholders.

Our loans typically range from $5 million to $50 million, mature in five to ten years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime or LIBOR rate, plus a margin. We price our debt and equity investments based on our analysis of each transaction. As of December 31, 2003, the weighted average effective interest rate on our debt securities was 13.4%. From our IPO in 1997, through December 31, 2003, we invested over $486 million in equity securities and over $2.1 billion in debt securities of middle market companies, including approximately $71 million in funds committed but undrawn under credit facilities. We are prepared to be a long-term partner to our portfolio companies, thereby positioning us to participate in their future financing needs. As of December 31, 2003, we have invested $494 million in follow-on investments to fund growth, acquisitions or working capital (sometimes in distress situations).

We generally acquire equity interests in the companies from which we have purchased debt securities with the goal of enhancing our overall return. As of December 31, 2003, we had a fully-diluted weighted average ownership interest of 46% in our portfolio companies. In most cases, we receive rights to require the portfolio company to purchase the warrants and stock held by us, known as put rights, under various circumstances including, typically, the repayment of our loans or debt securities. We may use our put rights to dispose of our equity interest in a business, although our ability to exercise our put rights may be limited or nonexistent if a business is illiquid. In most cases where we invest equity, we receive the right to representation on our portfolio company’s board of directors.

The debt structures of our portfolio companies generally provide for scheduled amortization of senior debt, including our senior debt investments, which also helps improve our subordinated debt investments within the portfolio company’s capital structure. The opportunity to liquidate our investments may occur if a portfolio company refinances our loans, is sold in a change of control transaction or sells its equity in a public offering or if we exercise our put rights. We generally do not have the right to require that a portfolio company undergo an initial public offering by registering securities under the Securities Act of 1933, as amended, but we generally do have the right to sell our equity interests in a public offering by a portfolio company to the extent permitted by the underwriters.

Since our IPO in 1997, through December 31, 2003, we have realized $72 million in gross realized gains and $57 million in gross realized losses resulting in $15 million in cumulative net gains. We have exited 55 investments, or $589 million of our originally invested capital, representing 22% of our total capital invested since our IPO earning a 19% compounded annual return on these investments from the interest, dividends, fees, gains and losses over the life of the investments.

We make available significant managerial assistance to our portfolio companies. Such assistance typically involves closely monitoring the operations of the company, advising the portfolio company’s board on matters such as the business plan and the hiring and termination of senior management, providing financial guidance and participating on the company’s board of directors. At December 31, 2003, we had board seats at 62 out of 86 portfolio companies and had board observation rights on 16 of our remaining portfolio companies. We also have an operations team, including three ex-CEOs with significant turnaround and bankruptcy experience, that provides intensive operational and managerial assistance. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

We have established an extensive referral network comprised of investment bankers, private equity and mezzanine funds, commercial bankers and business and financial brokers. We have a marketing department dedicated to maintaining contact with members of the referral network and receiving opportunities for us to consider. In 2003, our marketing department developed an extensive proprietary database of reported middle market transactions. Based on the data we have gathered, we believe that we are the leader in the market with the industry still very fragmented with most firms only completing one or two transactions during 2003. During 2003, our marketing department received information concerning several thousand transactions for consideration. Most of those transactions did not meet our criteria for initial consideration, but the opportunities that met those criteria were sent to our principals for further review and consideration. We have also developed an internet website that provides businesses an efficient tool for learning about American Capital and our capabilities.

Corporate Information

Our executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814 and our telephone number is (301) 951-6122. In addition to our executive offices, we maintain offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago and Dallas.

Our corporate website is located at www.AmericanCapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Lending and Investment Decision Criteria

We review certain criteria in order to make investment decisions. The list below represents a general overview of the criteria we use in making our lending and investment decisions. Not all criteria are required to be favorable in order for us to make an investment. Follow-on investments for growth, acquisitions or recapitalizations are based on the same general criteria. Follow-on investments in distress situations are based on the same general criteria but are also evaluated on the potential to preserve prior investments.

Operating History. We generally focus on companies that have been in business over 10 years and have an attractive operating history, including generating positive cash flow. We generally target companies with significant market share in their products or services relative to their competitors. In addition, we consider factors such as customer concentration, performance during recessionary periods, competitive environment and ability to sustain margins. As of December 31, 2003, our current portfolio companies had an average age of 35 years with 2003 average sales of $93 million and 2003 average adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of $14 million.

Growth. We consider a target company’s ability to increase its cash flow. Anticipated growth is a key factor in determining the value ascribed to any warrants and equity interests acquired by us.

Liquidation Value of Assets. Although we do not operate as an asset-based lender, liquidation value of the assets collateralizing our loans is a factor in many credit decisions. Emphasis is placed both on tangible assets such as accounts receivable, inventory, plant, property and equipment as well as intangible assets such as brand recognition, market reputation, customer lists, networks, databases and recurring revenue streams.

Experienced Management Team. We consider the quality of senior management to be extremely important to the long term performance of most companies. Therefore, we consider it important that senior management be experienced and properly incentivized through significant ownership interest in the company.

Exit Strategy. We consider it important that a prospective portfolio company, over time, have at least one or several ways in which our financing can be repaid and our equity interest purchased.

Investment Portfolio

We generally invest in domestic privately-held middle market companies; however, we will occasionally make investments in portfolio companies that have securities registered under the Securities Act of 1933, as amended, or in securities of foreign issuers. Also, an existing portfolio company may undergo a public offering and register its securities under the Securities Act of 1933, as amended, subsequent to our initial investment. We also maintain a diversified investment portfolio investing in a broad range of industries. As of December 31, 2003, our largest concentration of investments in one industry segment was less than 13% of the total fair value of our investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies” for a discussion on how we determine the fair value of our investments.

Summaries of our portfolio of securities as of December 31, 2003 and 2002 at cost and fair value are shown in the following table:

	December 31, 2003	December 31, 2002
COST
Senior debt	20.9%	21.2%
Subordinated debt	52.7%	53.6%
Subordinated debt with non-detachable warrants	2.1%	3.1%
Preferred stock	12.2%	10.6%
Common stock warrants	6.5%	8.3%
Common stock	5.6%	3.2%

	December 31, 2003	December 31, 2002
FAIR VALUE
Senior debt	21.5%	22.2%
Subordinated debt	53.0%	52.8%
Subordinated debt with non-detachable warrants	2.1%	3.2%
Preferred stock	7.2%	6.0%
Common stock warrants	9.9%	13.2%
Common stock	6.3%	2.6%

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value:

	December 31, 2003	December 31, 2002
COST
Commercial Services & Supplies	10.0%	12.1%
Leisure Equipment & Products	11.4%	6.4%
Food Products	10.2%	3.5%
Machinery	10.9%	19.0%
Building Products	8.8%	6.1%
Road & Rail	6.0%	4.2%
Aerospace & Defense	4.3%	4.6%
Auto Components	2.9%	5.3%
Diversified Financial Services	3.5%	0.4%
Healthcare Equipment & Supplies	3.4%	0.0%
Construction & Engineering	3.2%	3.8%
Electronic Equipment & Instruments	2.8%	1.0%
IT Services	2.4%	3.5%
Chemicals	3.3%	5.6%
Household Products	2.0%	3.7%
Household Durables	2.0%	0.0%
Construction Materials	1.7%	2.5%
Healthcare Providers & Services	2.2%	3.4%
Distributors	1.6%	2.2%
Computers & Peripherals	1.3%	1.9%
Containers & Packaging	1.2%	2.4%
Textiles, Apparel & Luxury Goods	0.9%	1.5%
Personal Products	0.8%	1.2%
Metals & Mining	0.8%	2.5%
Other	2.4%	3.2%

	December 31, 2003	December 31, 2002
FAIR VALUE
Commercial Services & Supplies	12.7%	16.3%
Leisure Equipment & Products	11.3%	5.7%
Food Products	10.8%	3.4%
Machinery	7.2%	15.3%
Building Products	6.8%	5.1%
Road & Rail	5.9%	3.8%
Aerospace & Defense	5.2%	4.8%
Auto Components	3.8%	5.9%
Diversified Financial Services	3.7%	0.3%
Healthcare Equipment & Supplies	3.6%	0.0%
Construction & Engineering	3.1%	3.3%
Electronic Equipment & Instruments	3.1%	1.0%
IT Services	3.0%	4.4%
Chemicals	2.8%	5.8%
Household Products	2.1%	4.3%
Household Durables	2.1%	0.0%
Construction Materials	2.0%	2.6%
Healthcare Providers & Services	1.7%	2.8%
Distributors	1.6%	1.9%
Computers & Peripherals	1.5%	2.0%
Containers & Packaging	1.2%	2.8%
Textiles, Apparel & Luxury Goods	1.1%	1.7%
Specialty Retail	0.9%	1.0%
Personal Products	0.9%	1.2%
Beverages	0.5%	1.0%
Metals & Mining	0.0%	2.2%
Other	1.4%	1.4%

The following table shows our portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2003	December 31, 2002
COST
Mid-Atlantic	18.1%	23.4%
Southwest	23.0%	20.9%
Southeast	17.4%	17.4%
North-Central	16.5%	16.6%
South-Central	10.7%	9.8%
Northeast	10.1%	5.4%
Foreign	4.2%	6.5%

	December 31, 2003	December 31, 2002
FAIR VALUE
Mid-Atlantic	19.0%	25.1%
Southwest	24.0%	20.6%
Southeast	18.9%	17.9%
North-Central	15.9%	16.8%
South-Central	9.7%	9.5%
Northeast	10.1%	5.0%
Foreign	2.4%	5.1%

Operations

Marketing, Origination and Approval Process. To source buyout and financing opportunities, we have a dedicated marketing department that targets an extensive referral network comprised of investment banks, private equity and mezzanine funds, commercial banks, and business and financial brokers. Our marketing department developed and maintains an extensive proprietary database of reported middle market transactions that enables us to monitor and evaluate the middle market investing environment. Our financial professionals review thousands of financing memorandums and private placement memorandums sourced from this extensive referral network in search of potential buyout or financing opportunities. Those that pass an initial screen are then evaluated over many months by a team led by one of our 16 financial principals. The financial principal and his or her team, with the assistance from our Financial Accounting and Compliance Team (FACT) and our operations team, along with the oversight of our investment committee, are responsible for structuring, negotiating, pricing and closing the transaction.

As of December 31, 2003, our 16 financial principals had a staff of 51 investment professionals, our investment team. They are supported by FACT, our team of 17 CPAs and accounting professionals, who assist in initial accounting due diligence of prospective portfolio companies, portfolio monitoring and quarterly valuations of our portfolio assets. In addition, the financial principals are supported by our 10-member operations team (including two financial principals), who assist in initial operational due diligence and providing managerial assistance to portfolio companies, particularly those that are underperforming. These professionals conduct extensive due diligence of each target company that passes the initial screening process. This includes one or more on-site visits, a review of the target company’s historical and prospective financial information, identifying pro-forma adjustments, interviews with management, employees, customers and vendors, review of the adequacy of the target company’s systems, background investigations of senior management and research on the target company’s products, services and industry. We often engage professionals such as environmental consulting firms, accounting firms, law firms, risk management companies and management consulting firms with relevant industry expertise to perform elements of the due diligence.

Upon completion of our due diligence, our investment team, FACT, our operations team as well as any consulting firms prepare and present an extensive investment committee report containing the due diligence information to the investment committee. Our investment committee is comprised of our six executive officers, including our chief executive officer, chief operating officer and chief financial officer. Our policy calls for the investment committee to approve each financing and our board of directors to approve each financing in excess of $1 million.

Portfolio Management. In addition to the extensive due diligence at the time of the original investment decision, we seek to preserve and enhance the performance of our portfolio companies through our active involvement with our portfolio companies. This generally includes attendance at portfolio company board meetings, management consultation and monitoring of covenant compliance. Our investment team and FACT regularly review portfolio company monthly financial statements to assess performance and trends, periodically conduct on-site financial and operational reviews and evaluate industry and economic issues that may affect the portfolio company. FACT, with the assistance of our investment team, subject to the oversight of our investment committee and our audit committee, prepares a quarterly valuation of each of our portfolio company investments. We have engaged the independent financial advisory firm of Houlihan Lokey Howard & Zukin Financial Advisory, Inc. to assist in this process by reviewing each quarter a selection of our portfolio companies and to report their conclusions to our audit committee.

Operations Team. The operations team is led by a financial principal and composed of seasoned ex-senior managers with extensive operational experience and accounting and financial professionals that generally work with our portfolio companies that are under performing. Portfolio companies that are performing below plan generally require more extensive assistance with enhancing their business plans, marketing strategies, product positioning, evaluating cost structures and recruiting management personnel. The operations team works closely with the portfolio company and, in many instances, members of the operations team will assist the portfolio company with day-to-day operations.

Loan Grading

We evaluate and classify all loans based on their current risk profiles. During the valuation process each quarter, a loan grade of 1 to 4 is assigned to each loan. Loans graded 4 involve the least amount of risk of loss, while loans graded 1 have the highest risk of loss. The loan grade is then reviewed and approved by our investment committee. This loan grading process is intended to reflect the performance of the portfolio company’s business, the collateral coverage of the loans and other factors considered relevant. For more information regarding our loan grading practices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Credit Quality.”

Competition

We compete with a large number of private equity and mezzanine funds and other financing sources, including traditional financial services companies such as finance companies and commercial banks. Some of our competitors are substantially larger and have considerably greater financial resources than we do. Our competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. In addition, because of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to meet our investment goals.

Employees

As of December 31, 2003, we had 132 employees, including 67 investment professionals, 17 accounting professionals involved in evaluating prospective investments and monitoring portfolio companies, 22 corporate finance and accounting professionals, 2 legal professionals, 7 information technology professionals, and 17 administrative staff personnel. We believe that our relations with our employees are excellent.

Business Development Company Requirements

Qualifying Assets

As a business development company, we may not acquire any asset other than qualifying assets, as defined by the 1940 Act, unless, at the time the acquisition is made, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are the following:

•	securities purchased in transactions not involving any public offering from an issuer that is an eligible portfolio company. An eligible portfolio company is as any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a small business investment company wholly owned by the business development company, and (c) does not have any class of publicly-traded securities with respect to which a broker may extend credit;

•	securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of the holders of the majority, as defined in the 1940 Act, of our outstanding voting securities.

Since we made our business development company election, we have not made any substantial change in our structure or in the nature of our business.

To include certain securities above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance, such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide significant managerial assistance to each of our portfolio companies.

Temporary Investments

Pending investment in other types of qualifying assets, we have invested our otherwise uninvested cash primarily in cash, cash items, government securities, agency paper or high quality debt securities maturing in one year or less from the time of investment in such high quality debt investments, referred to as temporary investments, so that at least 70% of our assets are qualifying assets. Typically, we invest in U.S. Treasury bills. Additionally, we may invest in repurchase obligations of a “primary dealer” in government securities (as designated by the Federal Reserve Bank of New York) or of any other dealer whose credit has been established to the satisfaction of our board of directors. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Such interest rate is effective for the period of time during which the investor’s money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. We require the continual maintenance by our custodian or the correspondent in its account with the Federal Reserve/Treasury Book Entry System of underlying securities in an amount at least equal to the repurchase price. If the seller were to default on its repurchase obligation, we might suffer a loss to the extent that the proceeds from the sale of the underlying securities were less than the repurchase price. A seller’s bankruptcy could delay or prevent a sale of the underlying securities.

Leverage

For the purpose of making investments and to take advantage of favorable interest rates, we have issued, and intend to continue to issue, senior debt securities and other evidences of indebtedness, up to the maximum amount permitted by the 1940 Act, which currently permits us, as a BDC, to issue senior debt securities and preferred stock, together defined as senior securities in the 1940 Act, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, we are exposed to the risks of leverage. Although we have no current intention to do so, we have retained the right to issue preferred stock. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes. As of December 31, 2003, our asset coverage was 240%.

Regulated Investment Company Requirements

We operate so as to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. If we qualify as a regulated investment company and annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and capital gains we distribute to our shareholders. Taxable income generally differs from net income as defined by generally accepted accounting principles due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

Generally, in order to maintain our status as a regulated investment company, we must a) continue to qualify as a business development company; b) distribute to our shareholders in a timely manner, at least 90% of our investment company taxable income, as defined by the Internal Revenue Code; c) derive in each taxable year at least 90% of our gross investment company income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to our business of investing in such stock or securities as defined by the Internal Revenue Code; and d) meet investment diversification requirements. The diversification requirements generally require us at the end of each quarter of the taxable year to have (i) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other regulated investment companies and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer and (ii) no more than 25% of the value of our assets invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

In addition, with respect to each calendar year, if we distribute or have treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of our capital gain net income for each one-year period ending on October 31, and distribute 98% of our investment company net ordinary income for such calendar year (as well as any ordinary income not distributed in prior years), we will not be subject to the 4% nondeductible Federal excise tax imposed with respect to certain undistributed income of regulated investment companies.

If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a regulated investment company in any taxable year, we will be subject to tax in such year on all of our taxable income, regardless of whether we make any distribution to our stockholders. In addition, in that case, all of our distributions to our shareholders will be characterized as ordinary income (to the extent of our current and accumulated earnings and profits). We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income.

Our wholly-owned subsidiary, ACFS, is a corporation under Subchapter C of the Code and is subject to corporate level Federal and state income tax.

Investment Objectives and Policies

Our primary business objectives are to increase our taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of middle market companies with attractive current yields and potential for equity appreciation and realized gains. The following restrictions, along with these investment objectives, are our only fundamental policies—that is, policies that may not be changed without the approval of the holders of the majority, as defined in the 1940 Act, of our outstanding voting securities. The percentage restrictions set forth below, other than the restriction pertaining to the issuance of senior securities, as well as those contained elsewhere herein, apply at the time a transaction is effected, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require American Capital to dispose of portfolio securities or to take other action to satisfy the percentage restriction:

•	We will at all times conduct our business so as to retain our status as a BDC. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC) if after giving effect to such acquisition the value of our qualifying assets amounts to less than 70% of the value of our total assets. For a summary definition of qualifying assets, see “Business Development Company Requirements.” We believe most of the securities we will acquire (provided that we control, or through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets. Securities of public companies, on the other hand, are generally not qualifying assets unless they were acquired in a distribution, in exchange for or upon the exercise of a right relating to securities that were qualifying assets.

•	We may invest up to 100% of our assets in securities acquired directly from issuers in privately-negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the 1933 Act. We may invest up to 50% of our assets to acquire securities of issuers for the purpose of acquiring control (up to 100% of the voting securities) of such issuers. We will not concentrate our investments in any particular industry or group of industries. Therefore, we will not acquire any securities (except upon the exercise of a right related to previously acquired securities) if, as a result, 25% or more of the value of our total assets consists of securities of companies in the same industry.

•	We may issue senior securities to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary or emergency purposes. As a BDC, we may issue senior securities up to an amount so that the asset coverage, as defined in the 1940 Act, is at least 200% immediately after each issuance of senior securities.

•	We will not (a) act as an underwriter of securities of other issuers (except to the extent that we may (i) be deemed an “underwriter” of securities purchased by us that must be registered under the 1933 Act before they may be offered or sold to the public or (ii) underwrite securities to be distributed to or purchased by stockholders of us in connection with offerings of securities by companies in which we are a stockholder); (b) purchase or sell real estate or interests in real estate or real estate investment trusts (except that we may purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments and may own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate); (c) sell securities short (except with regard to managing risks associated with publicly traded securities issued by portfolio companies); (d) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (e) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, or (ii) with regard to managing risks associated with publicly traded securities issued by portfolio companies); (f) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations); or (g) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in any securities issued by, any other investment company, except as they may be acquired as part of a merger, consolidation or acquisition of assets. With regard to that portion of our investments in securities issued by other investment companies it should be noted that such investments may subject our shareholders to additional expenses.

Investment Advisor

We have no investment advisor and are internally managed by our executive officers under the supervision of our board of directors.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. We lease office space in seven locations for terms ranging up to 10 years.

Item 3. Legal Proceedings

We are involved in routine litigation and administrative proceedings arising in the ordinary course of business. As previously reported, the staff of the Securities and Exchange Commission has requested that we voluntarily provide certain documents and information as part of an informal, non-public inquiry. The staff has not indicated the subject of the inquiry. We have complied fully with the requests and expect to continue to do so should additional information be requested. In a letter to us, the SEC staff stated, “This inquiry is nonpublic and should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security.”

In the opinion of management, the ultimate resolution of all such proceedings is not expected to have a material adverse effect on our business, financial condition, or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, there were no matters submitted to a vote our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Since our IPO, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our shareholders. We intend to retain long-term capital gains and treat them as deemed distributions for tax purposes. We report the estimated tax characteristics of each dividend when declared, while the actual tax characteristics of dividends are reported annually to each stockholder on Form 1099DIV. For income tax purposes, all of our dividends declared through December 31, 2003 have been distributions of ordinary income for tax purposes. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions.

Our common stock is quoted on the NASDAQ Stock Market under the symbol ACAS. As of February 27, 2004, we had 582 shareholders of record. The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Stock Market and our dividends declared for the period from our IPO through December 31, 2003.

	Sale Price		Dividend Declared
	High	Low
1997
Third Quarter (beginning August 29,1997)	$20.25	$15.00	$0.00
Fourth Quarter	$20.75	$16.50	$0.21

1998
First Quarter	$22.50	$17.25	$0.25
Second Quarter	$24.63	$21.25	$0.29
Third Quarter	$24.25	$10.13	$0.32
Fourth Quarter	$18.44	$9.19	$0.48	(1)

1999
First Quarter	$19.00	$14.00	$0.41
Second Quarter	$21.25	$16.00	$0.43
Third Quarter	$20.00	$16.25	$0.43
Fourth Quarter	$23.13	$17.88	$0.47	(2)

2000
First Quarter	$26.81	$20.88	$0.45
Second Quarter	$27.75	$19.81	$0.49
Third Quarter	$26.00	$21.75	$0.49
Fourth Quarter	$26.00	$20.25	$0.74	(3)

2001
First Quarter	$27.88	$21.88	$0.53
Second Quarter	$28.10	$24.25	$0.55
Third Quarter	$29.50	$24.14	$0.56
Fourth Quarter	$29.89	$24.48	$0.66	(4)

2002
First Quarter	$31.90	$26.45	$0.59
Second Quarter	$32.98	$24.81	$0.63
Third Quarter	$27.99	$17.00	$0.66
Fourth Quarter	$24.54	$15.17	$0.69	(5)

2003
First Quarter	$25.07	$21.41	$0.67
Second Quarter	$29.48	$22.41	$0.68
Third Quarter	$28.35	$20.75	$0.69
Fourth Quarter	$30.00	$24.65	$0.75	(6)

2004
First Quarter (through February 27, 2004)	$34.91	$29.30	$0.70

(1)	Includes extra dividend of $0.11.
(2)	Includes extra dividend of $0.03.
(3)	Includes extra dividend of $0.22.
(4)	Includes extra dividend of $0.09.
(5)	Includes extra dividend of $0.02.
(6)	Includes extra dividend of $0.06.

Item 6. Selected Financial Data

AMERICAN CAPITAL STRATEGIES, LTD.

Consolidated Selected Financial Data

The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	(in thousands, except per share data)
Total operating income	$206,280	$147,022	$104,237	$70,052	$39,435
Total operating expenses	65,577	44,473	32,612	27,382	16,365

Operating income before income taxes	140,703	102,549	71,625	42,670	23,070
Income tax benefit	—	—	—	2,000	912

Net operating income	140,703	102,549	71,625	44,670	23,982
Net realized gain (loss) on investments	22,006	(20,741)	5,369	4,539	3,636
Net unrealized (depreciation) appreciation of investments	(44,725)	(61,747)	(58,389)	(53,582)	69,583

Net increase (decrease) in shareholders’ equity resulting from operations	$117,984	$20,061	$18,605	$(4,373)	$97,201

Per share data:
Net operating income:
Basic	$2.58	$2.60	$2.27	$2.00	$1.75
Diluted	$2.56	$2.57	$2.24	$1.96	$1.68
Net earnings (loss):
Basic	$2.16	$0.51	$0.59	$(0.20)	$7.07
Diluted	$2.15	$0.50	$0.58	$(0.20)	$6.80
Dividends declared	$2.79	$2.57	$2.30	$2.17	$1.74
Balance Sheet Data:
Total assets	$2,041,724	$1,318,523	$904,184	$613,999	$398,430
Total debt	$840,211	$619,964	$251,141	$155,202	$78,545
Total shareholders’ equity	$1,175,915	$687,659	$640,265	$445,167	$311,745
Other Data:
Number of portfolio companies at period end	86	69	55	46	36
New investments(1)	$1,083,100	$573,500	$389,300	$275,500	$175,800
Equity investment sale proceeds and loan investment sales and repayments(2)	$390,467	$118,560	$83,446	$34,125	$59,705
NOI as % of average equity(3)	13.5%	14.7%	13.3%	13.9%	13.2%
Return on equity(4)	11.3%	2.9%	3.5%	(1.3)%	51.0%
Weighted average rate on debt securities as of period end	13.4%	12.5%	13.9%	14.6%	13.9%

(1)	Amount of new investments includes amounts as of the investment date that are committed but unfunded.
(2)	Principal amount of loan repayments includes the collection of payment-in-kind notes, payment-in-kind dividends and accreted loan discounts.
(3)	Calculated before the effect of net (depreciation) appreciation of investments. Average equity is calculated based on the quarterly shareholders’ equity balances.
(4)	Return represents net increase (decrease) in shareholders’ equity resulting from operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(Dollars in thousands except per share data)

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have substantially greater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value for which a change in estimate could affect our net asset value; (iv) our investments in securities of privately held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless we maintain an asset coverage of at least 200%, which may affect returns to our shareholders; (xii) we may fail to continue to qualify for our pass-through treatment as a regulated investment company which could have an affect on shareholder return; (xiii) our common stock price may be volatile; and (xiv) general business and economic conditions and other risk factors described in our reports filed from time to time with the Securities and Exchange Commission. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

Portfolio Composition

American Capital is a publicly traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. Our wholly-owned operating subsidiary, American Capital Financial Services, Inc., or ACFS, provides financial advisory services to our portfolio companies. The total portfolio value of investments was $1,911,743 and $1,248,459 at December 31, 2003 and 2002, respectively. During the years ended December 31, 2003, 2002, and 2001, we made investments totaling $1,083,100, $573,500 and $389,300, including $47,600, $20,900 and $6,500 in funds committed but undrawn under credit facilities, respectively. The weighted average effective interest rate on debt securities was 13.4%, 12.5% and 13.9%, at December 31, 2003, 2002, and 2001, respectively.

American Capital is an investor in and sponsor of management and employee buyouts, invests in private equity sponsored buyouts, and provides capital directly to private and small public companies. We provide senior debt, mezzanine debt and equity to fund growth, acquisitions and recapitalizations. We also provide capital directly to private and small public companies for growth, acquisitions or recapitalizations.

We seek to be a long-term partner with our portfolio companies. As a long-term partner, we will invest capital in a portfolio company subsequent to our initial investment if we believe that it can achieve appropriate returns for our investment. Add-on financings fund i) strategic acquisitions by the portfolio company of either a complete business or specific lines of a business that are related to the portfolio company’s business, ii) recapitalization at the portfolio company, iii) growth at the portfolio company such as product development or plant expansions, or iv) working capital for portfolio companies, sometimes in distressed situations, that need capital to fund operating costs, debt service, or growth in receivables or inventory.

Our investments during the years ended December 31, 2003, 2002 and 2001 were as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
New Portfolio Company American Capital Sponsored Buyouts	$343,800	$245,300	$106,000
New Portfolio Company Private Equity Sponsored Buyouts	468,300	197,000	56,000
New Portfolio Company Direct Investments	40,000	—	160,900
Add-On Financing for Acquisitions	42,500	80,700	28,400
Add-On Financing for Recapitalization	60,200	22,300	—
Add-On Financing for American Capital Sponsored Buyouts	102,800	—	—
Add-On Financing for Growth	—	4,100	15,200
Add-On Financing for Working Capital	25,500	24,100	22,800

Total	$1,083,100	$573,500	$389,300

Critical Accounting Policies

Valuation of Investments

We value our investment portfolio each quarter. Our FACT group prepares the portfolio company valuations each quarter using the most recent portfolio company financial statements and forecasts. The FACT group will consult with the respective members of our investment team who are managing the portfolio company to obtain further updates on the portfolio company performance, including information such as industry trends, new product development, and other operational issues. The valuations are reviewed by our investment committee and audit committee of our board of directors and presented to the board of directors, which reviews and approves the portfolio valuations in accordance with the following valuation policy.

Investments are carried at fair value, as determined in good faith by our board of directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods to determine the estimated enterprise value of the company. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount, or OID, to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Dividend income is recognized on the ex-dividend date. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (PIK) interest or dividends, we base income accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.

A change in the portfolio company valuation assigned by us could have an effect on the amount of loans on non-accrual status. Also, a change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest recognition.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan financing and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned provided collection is probable. Transaction structuring and loan financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

Stock-based compensation

In 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123.” In applying SFAS 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed over the vesting period of the options and are included on the accompanying Consolidated Statements of Operations as “Stock-based compensation.” In accordance with SFAS 123, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in shareholders’ equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123.

Results of Operations

Our consolidated financial performance, as reflected in our Consolidated Statements of Operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from financial advisory and transaction structuring activities, less our operating expenses. The second element is “Net unrealized (depreciation) appreciation of investments,” which is the net change in the estimated fair values of our portfolio investments at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is “Net realized gain (loss) on investments,” which reflects the difference between the proceeds from an exit of a portfolio investment and the cost at which the investment was carried on our Consolidated Balance Sheets.

The consolidated operating results for the years ended December 31, 2003, 2002, and 2001 are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Operating income	$206,280	$147,022	$104,237
Operating expenses	65,577	44,473	32,612

Net operating income	140,703	102,549	71,625
Net realized gain (loss) on investments	22,006	(20,741)	5,369
Net unrealized depreciation of investments	(44,725)	(61,747)	(58,389)

Net increase in shareholders’ equity resulting from operations	$117,984	$20,061	$18,605

Fiscal Year 2003 Compared to Fiscal Year 2002

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee income. For the year ended December 31, 2003, total operating income increased $59,258, or 40%, over the year ended December 31, 2002. Interest and dividend income consisted of the following for the years ended December 31, 2003 and December 31, 2002:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Interest income on debt securities	$167,480	$129,180
Interest cost of interest rate swap agreements	(17,214)	(11,153)
Interest income on bank deposits and employee loans	601	1,315
Dividend income on equity securities	8,191	2,726

Total interest and dividend income	$159,058	$122,068

Interest income on debt securities increased by $38,300, or 30%, to $167,480 for 2003 from $129,180 for 2002, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments, excluding the impact of interest rate swaps. Our daily weighted average debt investments at cost, excluding discounts, increased from $950,500 in 2002 to $1,316,500 in 2003 resulting from new loan originations net of loan repayments during the last twelve months ended December 31, 2003. The daily weighted average interest rate on debt investments decreased to 12.7% in 2003 from 13.6% in 2002 due partially to a decrease in the weighted average monthly prime lending rate from 4.68% in 2002 to 4.10% in 2003 and a decrease in the average monthly LIBOR rate from 1.76% in 2002 to 1.21% in 2003. The decrease in the weighted average interest rate on debt securities is also partially due to an increase in the average non-accruing loans from $66,956 in 2002 to $103,998 in 2003.

To match the interest rate basis of our assets and liabilities and to fulfill our obligations under the terms of our revolving debt funding facility and asset securitizations, we enter into interest rate swap agreements to hedge securitized debt investments in which we either pay a floating rate based on the prime rate and receive a floating rate based on LIBOR, or pay a fixed rate and receive a floating rate based on LIBOR. Use of the interest rate swaps enables us to manage the impact of changing interest rates on spreads between the yield on our investments and the cost of our borrowings. As a result, both interest income and interest expense are affected by changes in LIBOR. See “Quantitative and Qualitative Disclosure About Market Risk” for a discussion of our use of interest rate swaps to mitigate the impact of interest rate changes on net operating income. The cost of the interest rate swap agreements increased by $6,061, from $11,153 for 2002 to $17,214 for 2003. The daily weighted average interest rate on debt investments at cost, including the impact of interest rate swaps, decreased to 11.4% in 2003 from 12.4% in 2002, due to the reasons noted above and the negative impact of our interest rate swaps. The quarterly average notional amount of interest rate swaps as a percentage of the daily weighted average debt investments increased from 52.3% in 2002 to 59.2% in 2003.

Dividend income on equity securities increased by $5,465 to $8,191 for 2003 from $2,726 for 2002 due primarily to cash dividends of $4,925 received from one portfolio company. Our daily weighted average total debt and equity investments at cost increased from $1,078,300 in 2002 to $1,547,800 in 2003. The daily weighted average yield on total debt and equity investments, including the impact of interest rate swaps, decreased to 10.2% in 2003 from 11.2% in 2002 primarily due to the reasons noted above.

Fee income consisted of the following for the years ended December 31, 2003 and December 31, 2002:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Transaction structuring fees	$14,176	$4,904
Financing fees	19,294	10,086
Financial advisory fees	4,737	3,781
Prepayment fees	3,836	1,478
Other structuring fees	1,800	1,820
Other fees	3,379	2,885

Total fee income	$47,222	$24,954

Fee income increased by $22,268, or 89%, to $47,222 in 2003 from $24,954 in 2002. In 2003, we recorded $14,176 in transaction structuring fees for ten buyouts and direct investment totaling $486,600 of American Capital financing. In 2002, we recorded $4,904 for ten buyouts and direct investments totaling $245,300 of American Capital financing. The transaction structuring fees were 2.9% and 2.0% of buyout and direct investments in 2003 and 2002, respectively. The increase in financing fees was attributable to an increase in new debt investments from $480,226 in 2002 to $902,631 in 2003. The financing fees were 2.1% of loan originations in 2003 and 2002. The prepayment fees of $3,836 in 2003 are the result of the prepayment by ten portfolio companies of loans totaling $136,800 compared to prepayment fees of $1,478 in 2002 as the result of the prepayment by three portfolio companies of loans totaling $42,900.

Operating Expenses

Operating expenses for 2003 increased $21,104, or 47%, over 2002. Interest expense increased from $14,321 for 2002 to $18,514 for 2003 due to an increase in our weighted average borrowings from $416,800 for 2002 to $582,200 for 2003, net of a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 3.43% for 2002 to 3.18% for 2003. As discussed above, the decrease in the weighted average interest rate is due to a decrease in the average monthly LIBOR rate from 1.76% in 2002 to 1.21% in 2003. Salaries and benefits expense increased from $18,621 for 2002 to $27,950 for 2003 due primarily to an increase in employees from 108 at December 31, 2002 to 132 at December 31, 2003 and annual salary rate increases. General and administrative expenses increased from $11,531 for 2002 to $16,529 for 2003 primarily due to higher facilities expenses resulting from an increase in the number of employees and additional corporate office space, accounting fees, legal fees, financial reporting expenses, reserves for uncollectible amounts, and insurance expense. Stock-based compensation was $2,584 for the year ended December 31, 2003. In 2003, we adopted SFAS 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under SFAS 148.

Net Realized Gains (Losses)

Our net realized gains (losses) for 2003 and 2002 consisted of the following:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Weston ACAS Holdings, Inc.	$24,930	$2,425
CPM Acquisition Corp.	6,099	—
A&M Cleaning Products, Inc.	5,181	—
CST Industries, Inc.	4,964	—
Tube City, Inc.	3,729	—
Plastech Engineered Products, Inc.	1,641	—
Lubricating Specialties Co.	782	—
MBT International, Inc.	632	—
DigitalNet, Inc.	629	—
3SI Security Systems, Inc.	564	—
Middleby Corporation	—	2,444
IGI, Inc.	—	1,300
Omnova Solutions, Inc.	—	673
Other, net	1,221	525

Total gross realized gains	50,372	7,367

Fulton Bellows & Components, Inc.	(10,911)	—
Parts Plus Group, Inc.	(5,384)	—
Starcom Holdings, Inc.	(4,533)	—
Westwind Group Holdings, Inc.	(3,598)	—
New Piper Aircraft, Inc.	(2,231)	—
Goldman Industrial Group	—	(25,578)
Decorative Surfaces International, Inc.	—	(1,353)
Biddeford Textile Corp.	—	(1,100)
Other, net	(1,709)	(77)

Total gross realized losses	(28,366)	(28,108)

Total net realized gains (losses)	$22,006	$(20,741)

During 2003, we sold all of our equity interest in Weston ACAS Holdings, Inc. consisting of common stock, common stock warrants and preferred stock for $30,950 in cash proceeds and Weston also prepaid its remaining subordinated debt of $6,500, all as part of a recapitalization of Weston that resulted in Weston employees gaining 100% ownership of the company. We recognized a realized gain of $24,930 consisting of a $22,701 gain on the sale of our equity interest and $2,229 on the realization of the unamortized OID offset by the reversal of the unrealized appreciation of $20,822. As part of the recapitalization, we provided $12,750 of new subordinated debt financing to Weston as part of a $25,000 mezzanine debt financing provided by us and another mezzanine investor. In addition, we received a prepayment fee of $615.

During 2003, we exited our investment in CPM Acquisition Corp. through a sale of our common stock warrants and the prepayment of the senior and subordinated debt. We received $30,428 in total proceeds from the sale and recognized a net realized gain of $6,099 offset by the reversal of unrealized appreciation of $3,462. The realized gain was comprised of $2,162 of unamortized OID on the senior and subordinated debt and $3,937 on the common stock warrants. The sale proceeds we recognized included proceeds held in escrow of $458, and we could receive up to an additional $342 in sale proceeds to be held in escrow over the next three years. In addition, we received a prepayment fee of $729.

During 2003, we exited our investment in A&M Cleaning Products, Inc. through a sale of our common stock warrants and redeemable preferred stock and the prepayment of the subordinated debt. We received $14,942 in total proceeds from the sale and recognized a net realized gain of $5,181 offset by the reversal of unrealized appreciation of $4,916. The realized gain was comprised of $653 of unamortized OID on the subordinated debt and $4,528 on the common stock warrants and redeemable preferred stock. The sale proceeds we recognized included proceeds held in escrow of $755, and we could receive up to an additional $293 in sale proceeds held in escrow over the next three years. In addition, we received a prepayment fee of $120.

During 2003, we exited our investment in CST Industries, Inc. through a sale of our common stock and the prepayment of the subordinated debt. We received $14,250 in total proceeds from the sale and recognized a net realized gain of $4,964 offset by the reversal of unrealized appreciation of $3,546. The realized gain was comprised of $804 of unamortized OID on the subordinated debt and $4,160 on the common stock. In addition, we received a prepayment fee of $270.

During 2003, we exited our investment in Tube City, Inc. through a sale of our common stock warrants and the prepayment of the subordinated debt. We received $19,328 in total proceeds from the sale and recognized a net realized gain of $3,729 offset by the reversal of unrealized appreciation of $2,525. The realized gain was comprised of $1,927 of unamortized OID on the subordinated debt and $1,802 on the common stock warrants. In addition, we received a prepayment fee of $234.

During 2003, we sold investments in three portfolio companies for a nominal sales price as part of one sale transaction. We sold our investment in the redeemable and convertible preferred stock of Fulton Bellows & Components, Inc. and recognized a realized loss of $10,911 offset by the reversal of unrealized depreciation of $10,911. We retained our common stock warrant and debt investments in Fulton Bellows. We also sold all of our investments in Parts Plus Group Inc., consisting of senior subordinated debt, redeemable preferred stock and common stock warrants, and recognized a realized loss of $5,384 offset by the reversal of unrealized depreciation of $5,380. We sold all of our investments in Westwind Group Holding, Inc., consisting of redeemable preferred stock and common stock, and recognized a realized a loss $3,598 offset by the reversal of unrealized depreciation of $3,598.

During 2003, we completed a recapitalization of Starcom Holdings, Inc. through a newly created company, NewStarcom Holdings, Inc. Under the terms of the recapitalization, we exchanged the existing senior debt of Starcom we purchased on June 30, 2003 for preferred equity in NewStarcom. In addition, American Capital’s existing subordinated notes issued by Starcom and its subsidiaries were refinanced with the proceeds of new subordinated notes issued by NewStarcom. Another existing investor in Starcom also exchanged its subordinated notes for preferred equity of NewStarcom and also provided $2,000 of new subordinated debt financing to NewStarcom. We realized a loss of $4,533 to write off our original common equity investment in Starcom as a result of the recapitalization offset by the reversal of unrealized depreciation of $4,530.

In May 1998, we made an investment of $20,000 in the New Piper Aircraft, Inc. consisting of subordinated debt and common stock warrants. On June 30, 2003, we purchased the $56,000 existing senior debt of Piper Aircraft for $33,500 and assumed an undrawn $11,500 revolving credit facility. On June 30, 2003, we entered into a binding Exchange of Indebtedness Agreement, the exchange agreement, to exchange up to $22,500 of the purchased senior debt into warrants to purchase shares of Piper Aircraft common stock as part of a recapitalization of Piper Aircraft. The recapitalization contemplated by the exchange agreement required the consent of the existing Piper Aircraft stockholders. On July 17, 2003, a recapitalization transaction was consummated on terms economically similar to but structurally different from that contemplated by the exchange agreement. Under the final recapitalization, all of the existing Piper Aircraft equity, including our existing common stock warrants, was converted into cash. The purchased senior debt discount was converted into $481 of subordinated debt, with the remaining $22,019 converted into 94.0% of the common equity of Piper Aircraft. As part of the recapitalization, an existing Piper Aircraft stockholder purchased the remaining 6.0% of common equity for $851. As a result of the final recapitalization consummated in the third quarter of 2003, we recorded a realized loss of $2,231 to write off our investment in the existing equity of Piper Aircraft offset by unrealized appreciation of $2,231 for the reversal of prior period depreciation.

During 2003, we realized gains of $1,641, $782, $632, $629 and $564, respectively, from the realization of unamortized OID from the prepayment of debt by Plastech Engineered Products, Inc., Lubricating Specialties Co., MBT International, Inc., DigitalNet, Inc. and 3SI Security Systems, Inc. In addition, we received prepayment fees of $800 and $543 from Plastech and 3SI, respectively.

During 2002, we exited our investment in Middleby Corporation through a sale of our common stock warrants and the prepayment of subordinated debt. We received $28,216 in total proceeds from the sale and recognized a net realized gain of $2,444. The realized gain was comprised of $2,278 of unamortized OID on the subordinated debt and $166 of gain on the common stock warrants. In addition, we received a prepayment fee of $1,020.

During 2002, we exited our investment in IGI, Inc. through a sale of our common stock warrants and the prepayment of subordinated debt. We received $8,323 in total proceeds from the sale and recognized a net realized gain of $1,300. The realized gain was comprised of $1,705 of unamortized OID on the subordinated debt, net of a $405 loss on the common stock warrants. In addition, we received a prepayment fee of $223.

During 2002, we also recognized realized gains of $2,425 and $673, respectively, from the realization of unamortized OID on the prepayment of debt by Weston and Omnova Solutions, Inc., respectively. In addition, we received a prepayment fee of $235 related to the prepayment by Weston.

In September 2002, we exited our investment in Goldman Industrial Group as a result of the sale of certain of Goldman’s assets under Section 363 of the Bankruptcy Code. Those assets were related to the sale of Bridgeport Machines, Ltd, or BML, and the intellectual property, brand name, and other intangible assets of Bridgeport Machines, Inc. In 2000, we made a $30,000 investment consisting of subordinated debt with common stock warrants in Goldman. We had recorded an unrealized loss of $3,937 in 2001 and an unrealized loss of $21,246 in 2002 for a cumulative unrealized loss of $25,183 through the second quarter of 2002 to adjust our carrying value to fair value. We recognized a net realized loss of $25,578 in 2002 on our investments in $25,000 of the subordinated debt and common stock warrants and recorded an unrealized gain of $25,183 to reverse the previously recorded unrealized loss. The Bridgeport assets were purchased by BPT Holdings, Inc., which was capitalized with $18,000 from us in the form of senior debt, preferred stock and common stock and the assumption of the $30,000 subordinated debt from Goldman. Of our $30,000 investment in Goldman, $5,000 was directly in BML, which was not a party to the Goldman bankruptcy. This investment continues to be recorded at a value of $5,000. The $25,000 balance of the Goldman investment was exchanged for securities in BPT, which were deemed not to have any value and were therefore treated as a realized loss.

In May 2002, we exited our investment in Decorative Surfaces International, Inc., or DSI, through a sale of DSI’s assets under Section 363 of the Bankruptcy Code. We recognized a net realized loss of $1,353 on our investments in the subordinated debt, preferred stock, and common stock of DSI, which had a cumulative cost basis of $23,466 at March 31, 2002. The DSI assets were purchased by American Decorative Surfaces, Inc., or ADSI, which was capitalized by us through ADSI’s assumption of $24,502 of our subordinated debt investment in DSI at par and by our $13,675 cash investment in the preferred stock of ADSI.

In May 2002, we also exited our senior debt and common stock warrant investments in Biddeford Textile Corp. in connection with a sale of Biddeford Textile’s assets under a plan of reorganization under Chapter 11 of the Bankruptcy Code. We recognized a net realized loss of $1,100 on our senior debt and common stock warrants investment, which had a cost basis of $3,632. The assets securing the Biddeford Textile’s debt were purchased by Biddeford Real Estate Holdings, Inc., which was capitalized by us with senior debt and equity investments.

Unrealized Appreciation and Depreciation of Investments

The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by our board of directors. The following table itemizes the change in net unrealized (depreciation) appreciation of investments for 2003 and 2002:

	Number of Companies	Year Ended December 31, 2003	Number of Companies	Year Ended December 31, 2002
Gross unrealized appreciation of investments	29	$86,565	20	$80,853
Gross unrealized depreciation of investments	31	(132,205)	30	(147,130)
Unrealized appreciation (depreciation) of interest rate hedging agreements	—	8,779	—	(26,722)
Reversal of prior year unrealized (appreciation) depreciation upon a realization	13	(7,864)	8	31,252

Net depreciation of investments	73	$(44,725)	58	$(61,747)

The gross unrealized depreciation of investments above includes $1,110 and $1,128 for 2003 and 2002, respectively, resulting from our change in accounting principle adopted during 2001 related to debt discounts attributable to loan originations through December 31, 2000.

The fair value of the interest rate hedging agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. They appreciate or depreciate based on relative market interest rates and their remaining term to maturity.

As part of our quarterly process of valuing our investment portfolio, we engaged Houlihan Lokey Howard & Zukin Financial Advisors, Inc. in the third quarter of 2003 to independently review, on a quarterly basis, the determination of fair value of a portion of American Capital’s portfolio company investments. Houlihan Lokey is the premier valuation firm in the U.S., engaged in approximately 800 valuation assignments per year for clients worldwide.

As part of its engagement, Houlihan Lokey reviews quarterly a random selection of approximately 25% of our portfolio companies, with the intention of reviewing all portfolio company investments over the course of a year. Houlihan Lokey attends American Capital’s quarterly valuation meetings and provides periodic reports and recommendations to our audit committee with respect to our valuation models, policies and procedures.

For the fourth quarter of 2003, Houlihan Lokey reviewed our valuations of approximately 25% of American Capital’s portfolio company investments, representing 22 companies, having $490 million in aggregate fair value as reflected in our financial statements as of December 31, 2003. Using methods and techniques that are customary for the industry and that Houlihan Lokey considers appropriate under the circumstances, Houlihan Lokey determined that the aggregate fair value assigned to the portfolio company investments by American

Capital was within their reasonable range of aggregate value for such companies. Houlihan Lokey came to the same determination on a different set of 20 portfolio companies, totaling $401 million in aggregate fair value as of September 30, 2003. As of December 31, 2003, Houlihan Lokey has now reviewed approximately 50% of the portfolio.

Fiscal Year 2002 Compared to Fiscal Year 2001

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee income. For the year ended December 31, 2002, total operating income increased $42,785, or 41%, over the year ended December 31, 2001. Interest and dividend income consisted of the following for 2002 and 2001:

	Year Ended December 31, 2002	Year Ended December 31, 2001
Interest income on debt securities	$129,180	$86,713
Interest cost of interest rate swap agreements	(11,153)	(1,848)
Interest income on bank deposits and employee loans	1,315	1,599
Dividend income on equity securities	2,726	1,822

Total interest and dividend income	$122,068	$88,286

Interest income on debt securities increased by $42,467, or 49%, to $129,180 for 2002 from $86,713 for 2001. Our daily weighted average debt investments at cost, excluding discounts, increased from $614,800 in 2001 to $950,500 in 2002 resulting from new loan originations net of loan repayments during the last twelve months ended December 31, 2002. The daily weighted average interest rate on debt investments decreased to 13.6% in 2002 from 14.1% in 2001 due partially to a decrease in the weighted average monthly prime lending rate from 6.33% in 2001 to 4.68% in 2002 and a decrease in the average monthly LIBOR rate from 3.70% 2001 to 1.76% in 2002. The decrease in the weighted average interest rate on debt securities is also partially due to an increase in the average non-accruing loans from $25,000 in 2001 to $66,956 in 2002.

To match the interest rate basis of our assets and liabilities and to fulfill our obligations under the terms of our revolving debt funding facility and asset securitizations, we enter into interest rate swap agreements to hedge securitized debt investments in which we either pay a floating rate based on the prime rate and receive a floating rate based on LIBOR or pay a fixed rate and receive a floating rate based on LIBOR. Use of the interest rate swaps enables us to manage the impact of changing interest rates on spreads between the yield on our investments and the cost of our borrowings. As a result, both interest income and interest expense are affected by changes in LIBOR. See “Quantitative and Qualitative Disclosure About Market Risk” for a discussion of our use of interest rate swaps to mitigate the impact of interest rate changes on net operating income. The cost of the interest rate hedging agreements increased by $9,305, from $1,848 for 2001 to $11,153 for 2002. The daily weighted average interest rate on debt investments, including the impact of interest rate swaps, decreased to 12.4% in 2002 from 13.8% in 2001, due to the reasons noted above. The quarterly average notional amount of interest rate swaps as a percentage of the daily weighted average debt investments increased from 43.4% in 2001 to 52.3% in 2002.

Dividend income on equity securities increased by $904, or 50%, to $2,726 due primarily to an increase in the overall investments in preferred stock in 2002 as compared to 2001. Our daily weighted average total debt and equity investments at cost increased from $659,700 in 2001 to $1,078,300 in 2002. The daily weighted average yield on total debt and equity investments, including the impact of interest rate swaps, decreased to 11.2% in 2002 from 13.1% in 2001 primarily due to the reasons noted above.

Fee income consisted of the following for 2002 and 2001:

	Year Ended December 31, 2002	Year Ended December 31, 2001
Transaction structuring fees	$4,904	$3,207
Financing fees	10,086	7,946
Financial advisory fees	3,781	1,950
Prepayment fees	1,478	1,205
Other structuring fees	1,820	252
Other fees	2,885	1,391

Total fee income	$24,954	$15,951

Fee income increased by $9,003, or 56%, to $24,954 in 2002 from $15,951 in 2001. We recorded $4,904 in transaction structuring fees for ten buyout totaling $245,300 of American Capital financing in 2002 compared to $3,207 for four buyout investments totaling $106,000 of American Capital financing in 2001. The transaction structuring fees were 2.0% and 3.0% of buyout investments in 2002 and 2001, respectively. The increase in financing fees was attributable to an increase in new debt investments from $331,300 in 2001 to $480,226 in 2002. The financing fees were 2.1% and 2.4% of loan originations in 2002 and 2001, respectively. The increase in financial advisory and other fees is due to the total dollar volume of new investments in 2002 as compared to 2001 as well as the number of portfolio companies under management in 2002.

Operating Expenses

Operating expenses for 2002 increased $11,861, or 36%, over 2001. Interest expense increased from $10,343 for 2001 to $14,321 for 2003 due to an increase in our weighted average borrowings from $175,600 for 2001 to $416,800 for 2002, net of a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 5.88% for 2001 to 3.43% for 2002. As discussed above, the decrease in the weighted average interest rate is due to a decrease in the average monthly LIBOR rate from 3.70% in 2001 to 1.76% in 2002. Salaries and benefits expense increased from $14,571 for 2001 to $18,621 for 2002 due to an increase in employees from 68 at December 31, 2001 to 108 at December 31, 2002 and annual salary rate increases, partially offset by a decrease in our incentive compensation as a percentage of our total salary expense. General and administrative expenses increased from $7,698 for 2001 to $11,531 for 2002 primarily due to higher facilities expenses, insurance expense, reserves for uncollectible amounts, board of directors’ fees, and financial reporting expenses.

Net Realized Gains (Losses)

	Year Ended December 31, 2002	Year Ended December 31, 2001
Weston ACAS Holdings, Inc.	$2,425	$—
Middleby Corporation	2,444	—
IGI, Inc.	1,300	—
Omnova Solutions, Inc.	673	—
Cornell Companies, Inc.	—	2,140
BIW Connector Systems, LLC	—	1,823
Mobile Tool, Inc.	—	2,452
Other, net	525	46

Total gross realized gains	7,367	6,461

Goldman Industrial Group	(25,578)	—
Decorative Surfaces International, Inc.	(1,353)	—
Biddeford Textile Corp.	(1,100)	(592)
Erie Forge.	—	(500)
Other, net	(77)	—

Total gross realized losses	(28,108)	(1,092)

Total net realized gains (losses)	$(20,741)	$5,369

See “Fiscal Year 2003 Compared to Fiscal Year 2002” for discussion on the net realized gains (losses) for the year ended December 31, 2002.

During 2001, we exited our investment in Cornell Companies, Inc. through a sale of our common stock warrants and the prepayment of our subordinated debt. We recognized a net realized gain of $2,140. The realized gain was comprised of a $1,257 realization of unamortized OID on the subordinated debt and $883 of gain on the common stock warrants. In addition, we received a prepayment fee of $588.

During 2001, we sold our investment in BIW Connector Systems, LLC. Our investment in BIW included senior debt and senior subordinated debt with common stock warrants. We recognized a net realized gain of $1,823 which was comprised of a $418 realization of OID on the subordinated debt and $1,405 of gain on the common stock warrants.

During 2001, we converted our common stock investment in Mobile Tool, Inc. to subordinated debt by exercising our put rights and recognized a realized gain of $2,452 on this conversion. Also during 2001, we realized losses on the write-off of our common stock investments of $500 on the sale of Erie Forge & Steel, Inc. and $592 on Biddeford Textile, which filed for bankruptcy protection under Chapter 11.

Unrealized Appreciation and Depreciation of Investments

The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by our board of directors. The following table itemizes the change in net unrealized (depreciation) appreciation of investments for 2002 and 2001:

	Number of Companies	Year Ended December 31, 2002	Number of Companies	Year Ended December 31, 2001
Gross unrealized appreciation of investments	20	$80,853	8	$9,294
Gross unrealized depreciation of investments	30	(147,130)	26	(60,582)
Unrealized depreciation of interest rate hedging agreements	—	(26,722)	—	(4,265)
Reversal of prior year unrealized depreciation/(appreciation) upon a realization	8	31,252	6	(2,836)

Net depreciation of investments	58	$(61,747)	40	$(58,389)

The gross unrealized depreciation of investments above includes $1,128 and $1,335 for 2002 and 2001, respectively, resulting from our change in accounting principle adopted during 2001 related to debt discounts attributable to loan originations through December 31, 2000.

The fair value of the interest rate hedging agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. They appreciate or depreciate based on relative market interest rates and their remaining term to maturity.

Financial Condition, Liquidity, and Capital Resources

At December 31, 2003, we had $8,020 in cash and cash equivalents and $75,935 of restricted cash. Our restricted cash consists primarily of escrows of interest and principal payments collected on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are distributed each month to pay interest and principal on the securitized debt. We had outstanding debt secured by our assets of $116,000 under a revolving debt funding facility and $724,211 under five asset securitizations. As of December 31, 2003, we had availability under our revolving debt funding facility of $109,000. During 2003, we principally funded investments using draws on the revolving debt funding facility, proceeds from asset securitizations and equity offerings.

As a regulated investment company, we are required to distribute annually 90% or more of our investment company taxable income and 98% of our net realized short-term capital gains to shareholders. We provide shareholders with the option of reinvesting their distributions in American Capital. In 2003, 2002 and 2001, shareholders reinvested $803, $961 and $1,048, respectively, in dividends. Since our IPO, shareholders have reinvested $4,375 of dividends in American Capital. While we will continue to provide shareholders with the option of reinvesting their distributions in American Capital, we have historically and anticipate having to issue debt or equity securities in addition to the above borrowings to expand our investments in middle market companies. The terms of the future debt and equity issuances cannot be determined and there can be no assurances that the debt or equity markets will be available to us on terms we deem favorable. We expect to continue to raise debt and equity capital during the year ended December 31, 2004 to fund our new investments for 2004.

Our wholly-owned operating subsidiary, ACFS, is subject to corporate level federal and state income tax. During fiscal years 2003, 2002 and 2001, ACFS operated at either a taxable loss or utilized a net operating loss carry forward. As of December 31, 2003, ACFS’ net operating loss was fully utilized. We may, through ACFS, have taxable income in 2004 and forward that would be subject to the payment of federal and state income taxes.

Equity Capital Raising Activities

On June 17, 2003, we filed a shelf registration statement with the Securities and Exchange Commission, with respect to our debt and equity securities. The shelf registration statement allows us to sell our registered debt or equity securities on a delayed or continuous basis in an amount up to $750,000. As of the date of the filing of this annual report on Form 10-K, we had no remaining capacity under the shelf registration statement.

In February 2004, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $59,403 in exchange for 1,890 common shares. Subsequently in March 2004, we sold 284 shares of our common stock pursuant to the underwriters’ over-allotment previously granted and received proceeds, net of the underwriters’ discount, of $8,910.

In November 2003, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $194,735 in exchange for 7,600 common shares. Subsequently in November 2003, we sold 1,140 shares of our common stock pursuant to the underwriters’ over-allotment previously granted and received proceeds, net of the underwriters’ discount, of $29,210.

In September 2003, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $47,364 in exchange for 2,000 common shares. Subsequently in October 2003, we sold 188 shares of our common stock pursuant to the underwriters’ over-allotment option previously granted and received proceeds, net of the underwriters’ discount, of $4,462.

In March 2003, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $124,657 in exchange for 5,800 common shares. Subsequently in March 2003, we sold 870 shares of our common stock pursuant to the underwriters’ over-allotment option previously granted and received proceeds, net of the underwriters’ discount, of $18,699.

In January 2003, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $88,724 in exchange for 4,100 common shares. Subsequently in January 2003, we sold 615 shares of our common stock pursuant to the underwriters’ over-allotment option previously granted and received proceeds, net of the underwriters’ discount, of $13,309.

In November 2002, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $44,507 in exchange for 2,600 common shares. Subsequently in December 2002, we sold 390 shares of our common stock pursuant to the underwriters’ over-allotment option previously granted and received proceeds, net of the underwriters’ discount, of $6,676.

In July 2002, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $73,084 in exchange for 2,900 common shares.

In December 2001, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $44,783 in exchange for 1,700 common shares. Subsequently in December 2001, we sold 255 shares of our common stock pursuant to the underwriters’ over-allotment option previously granted and received proceeds, net of the underwriters’ discount, of $6,717.

In September 2001, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $49,500 in exchange for 1,800 common shares.

In June 2001, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of approximately $109,127 exchange for 4,500 common shares. Subsequently in June 2001, we sold 675 shares of our common stock pursuant to the underwriters’ over-allotment option previously granted and received proceeds, net of the underwriters’ discount, of $16,369.

Debt Capital Raising Activities

Our debt obligations consisted of the following as of December 31, 2003 and 2002:

Debt	December 31, 2003	December 31, 2002
Revolving debt-funding facility	$116,000	$255,793
ACAS Business Loan Trust 2000-1 asset securitization	39,348	92,767
ACAS Business Loan Trust 2002-1 asset securitization	42,861	117,259
ACAS Business Loan Trust 2002-2 asset securitization	103,164	154,145
ACAS Business Loan Trust 2003-1 asset securitization	221,298	—
ACAS Business Loan Trust 2003-2 asset securitization	317,540	—

Total	$840,211	$619,964

As of December 31, 2003 and 2002, we, through ACS Funding Trust I (“Trust I”), an affiliated business trust, had $116,000 and $255,793, respectively, in borrowings outstanding under a revolving debt-funding facility. On June 13, 2003, we and ACS Funding Trust I entered into an amended and restated loan funding and service agreement with the existing lenders with an aggregate commitment of $225,000. On October 8, 2003, we received a temporary increase in the aggregate commitment of our revolving credit facility from $225,000 to $305,000. The commitment reverted back to $225,000 on December 19, 2003. The revolving debt funding facility expires on June 11, 2004 with any outstanding principal amount amortized over a 24-month period through a termination date of June 13, 2006. As of December 31, 2003, this facility was collateralized by our loans with a principal balance of $355,285. Interest on borrowings under this facility is paid monthly and is charged at either one-month LIBOR or a commercial paper rate (1.12% at December 31, 2003) plus a spread. We are also charged an unused commitment fee of 0.15%.

During 2003, we sold all or a portion of certain senior loans under repurchase agreements. The repurchase agreements are short-term financing, in which we sell the senior loans for a sale price generally ranging from 70% to 80% of the face amount of the senior loans and we have an obligation to repurchase the senior loans at the original sale price on a future date. We are required to make payments to the purchaser equal to one-month LIBOR plus 250 basis points of the sales price. The purchaser is entitled to receive all interest and principal on the senior loans and required to remit all interest and principal payments to us. The purchaser cannot repledge or sell the loans. We have treated the repurchase agreements as secured financing arrangements. The sale price of the senior loans would be included as a debt obligation on the accompanying consolidated balance sheets. As of December 31, 2003, we had no amounts outstanding under the repurchase agreements.

On December 19, 2003, we completed a $317,500 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2003-2 (“Trust VI”), an affiliated statutory trust, and contributed to Trust VI $398,000 in loans. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution, Trust VI was authorized to issue $258,000 Class A notes, $40,000 Class B notes, $20,000 Class C notes, $40,000 Class D notes, and $40,000 of Class E notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 48 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 95 basis points, and the Class C notes carry an interest rate of one-month LIBOR plus 175 basis points. The loans are secured by loans from our portfolio companies with a principal balance of $396,927 as of December 31, 2003. The Class A notes mature on November 20, 2008, the Class B notes mature on June 20, 2009, and the Class C notes mature on August 20, 2009. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes.

On May 21, 2003, we completed a $238,700 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2003-1 (“Trust V”), an affiliated statutory trust, and contributed to Trust V $308,000 in loans. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution, Trust V was authorized to issue $185,000 Class A notes, $31,000 Class B notes, $23,000 Class C notes and $69,000 Class D notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes were retained by us. The Class C notes consist of a $17,000 tranche of floating rate notes and a $6,000 tranche of fixed rate notes. The Class A notes carry an interest rate of one-month LIBOR plus 55 basis points and the Class B notes carry an interest rate of one-month LIBOR plus 120 basis points. The floating rate tranche of the Class C notes carries an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carries an interest rate of 5.14%. The loans are secured by loans from our portfolio companies with a principal balance of $290,611 as of December 31, 2003. The Class A notes mature on March 20, 2008, the Class B notes mature on September 20, 2008 and the Class C notes mature on December 20, 2008. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes.

On August 8, 2002, we completed a $157,900 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2002-2 (“Trust IV”), an affiliated business trust, and contributed to Trust IV $210,500 in loans. Subject to continuing compliance with certain conditions, we will remain servicer of the loans. Simultaneously with the initial contribution, Trust IV was authorized to issue $105,300 Class A notes and $52,600 Class B notes to institutional investors and $52,600 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 160 basis points. The notes are secured by loans from our portfolio companies with a principal balance of $156,135 as of December 31, 2003. The Class A notes mature on July 20, 2006 and the Class B notes mature on January 20, 2008. Early repayments are first applied to the Class A notes, and then to the Class B notes.

On March 15, 2002, we completed a $147,300 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2002-1 (“Trust III”), an affiliated business trust, and contributed to Trust III $196,300 in loans. Subject to continuing compliance with certain conditions, we will remain servicer of the loans. Simultaneously with the initial contribution, Trust III was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. The notes are secured by loans from our portfolio companies with a principal balance of $91,961 as of December 31, 2003. The Class A notes mature on November 20, 2005 and the Class B notes mature on March 20, 2007. Early repayments are first applied to the Class A notes, and then to the Class B notes.

On December 20, 2000, we completed a $115,400 asset securitization. In conjunction with the transaction, we established ACAS Business Loan Trust 2000-1 (“Trust II”), an affiliated business trust, and contributed to Trust II $153,700 in loans. Subject to certain conditions precedent, we will remain servicer of the loans. Simultaneously with the initial contribution, Trust II was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and $38,300 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. The notes are secured by loans from our portfolio companies with a principal balance of $77,815 as of December 31, 2003. The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007. Early repayments are first applied to the Class A notes, and then to the Class B notes.

The weighted average debt balance for the years ended December 31, 2003 and 2002 was $582,200 and $416,800, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2003, 2002 and 2001 was 3.18%, 3.43% and 5.88%, respectively.

As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of a senior security. As of December 31, 2003 and 2002, our asset coverage was 240% and 211%, respectively.

A summary of our contractual payment obligations as of December 31, 2003 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving debt funding facility	$116,000	$28,450	$87,550	$—	$—
Notes payable, excluding discounts	724,557	40,470	152,359	248,402	283,326
Interest payments on debt obligations(1)	65,332	17,675	27,799	16,519	3,339
Operating leases	20,857	2,440	5,208	5,315	7,894

Total	$926,746	$89,035	$272,916	$270,236	$294,559

(1)	For variable rate debt, future interest payments are based on the interest rate as of December 31, 2003.

To the extent that we receive unscheduled prepayments of on our debt investments that securitize our debt obligations, we are required to apply those proceeds to our outstanding debt obligations.

Off Balance Sheet Arrangements

At December 31, 2003, we had commitments under loan agreements to fund up to $71,407 to 15 portfolio companies. These commitments are composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in our portfolio.

As of December 31, 2003, we had a performance guarantee of $10,000 for one portfolio company that will expire upon the performance of the portfolio company. We entered into the performance guarantee to ensure the portfolio company’s performance under contracts as required by the portfolio company’s customers. We would be required to perform under the guarantee if the related portfolio company were unable to meet specific requirements under the related contracts. Fundings under the guarantee by us would generally constitute a subordinated debt liability of the portfolio company.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next ten years and contain provisions for certain annual rental escalations.

A summary of our guarantees and loan commitments as of December 31, 2003 are as follows:

	Amount of Commitment Expiration by Period
Other Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Guarantees	$10,000	$—	$—	$—	$10,000
Loan commitments	71,407	40,798	19,000	10,349	1,260

Total	$81,407	$40,798	$19,000	$10,349	$11,260

Portfolio Credit Quality

Loan Grading and Performance

We grade all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.

Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable. Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. The borrower is generally out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due. For loans graded 2, we increase procedures to monitor the borrower and the fair value generally will be lowered. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full and we will reduce the fair value of the loan to the amount we anticipate will be recovered.

To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade. The weighted average investment grade was 3.0 as of December 31, 2003 and 2002. At December 31, 2003 and 2002, our investment portfolio was graded as follows:

	December 31, 2003		December 31, 2002
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$418,917	21.7%	$288,897	22.6%
3	1,186,382	61.4%	808,635	63.4%
2	313,561	16.2%	145,235	11.4%
1	13,983	0.7%	33,075	2.6%

	$1,932,843	100.0%	$1,275,842	100.0%

The amounts above do not include our investments in which we have only invested in the equity securities of the company.

The improvement in the investment grade 4 at December 31, 2003 as compared to December 31, 2002 was principally due to strong performance at certain portfolio companies resulting in a net increase of six portfolio companies with an investment grade of 4. During 2003, we exited four investments that were a grade 4 at the end of the prior year, and ten existing or new portfolio companies were upgraded to a grade 4. The improvement in the investment grade 3 as compared to December 31, 2002 is primarily the result of new investments made during the year ended December 31, 2003, which had a fair value of $631,113 as of December 31, 2003. The improvement in the investment grade 3 was offset slightly by a net decrease of five existing portfolio companies with a loan grade 3, with eleven portfolio companies downgraded to a grade 2 and six portfolio companies upgraded to a grade 3. The increase in the investment grade 2 as compared to December 31, 2002 is partially due to a net increase of eight portfolio companies with a loan grade 2, with eleven portfolio companies downgraded to a grade 2 and three portfolio companies upgraded to a grade 3. The decrease in investment grade 1 as compared to December 31, 2002 is due to the reduction in the fair value of certain investment grade 1 portfolio companies due to the unrealized depreciation recorded during year ended December 31, 2003.

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. At December 31, 2003, loans with ten portfolio companies with a face amount of $98,387 and a fair value of $28,947 were on non-accrual status. Loans with five of the ten portfolio companies are grade 2 loans, and loans with five of the ten portfolio companies are grade 1 loans. These loans include a total of $63,698 with PIK interest features. At December 31, 2002, loans to eight portfolio companies with a face amount of $73,155 and a fair value of $25,942 were on non-accrual status. Loans with two of the eight portfolio companies are grade 2 loans, and loans with six of the eight portfolio companies are grade 1 loans. These loans include a total of $48,686 with PIK interest features.

At December 31, 2003 and December 31, 2002, loans on accrual status past due and loans on non-accrual status were as follows:

Days Past Due	Number of Portfolio Companies	December 31, 2003	Number of Portfolio Companies	December 31, 2002
Current	65	$1,468,481	52	$1,009,361

One Month Past Due	3	46,545	—	—
Two Months Past Due	1	5,251	1	9,000
Three Months Past Due	—	—	—	—
Greater than Three Months Past Due	2	14,161	3	27,274
Loans on Non-accrual Status	10	98,387	8	73,155

Subtotal	16	164,344	12	109,429

Total	81	$1,632,825	64	$1,118,790

The loan balances above reflect the full face value of the note. We believe that debt service collection is probable for our loans that are past due.

In the first quarter of 2003, we recapitalized one portfolio company by exchanging $13,535 of senior debt into subordinated debt and exchanging $6,222 of subordinated debt into non-income producing preferred stock. Prior to the recapitalization, the subordinated debt was on non-accrual status.

In the second quarter of 2003, we purchased senior debt of an existing portfolio company with a face amount of $32,043 for $11,500. In the third quarter of 2003, we exchanged the senior debt for non-income producing preferred stock pursuant to a recapitalization. Under the recapitalization, an existing lender also exchanged its $3,200 of subordinated debt into preferred stock and also funded $2,000 of cash to the newly capitalized entity through new subordinated debt notes. As a result of the recapitalization, our existing subordinated debt of $28,003 was improved in the capital structure and removed from non-accruing loan status.

In the third quarter of 2003, we recapitalized one portfolio company by exchanging $19,827 of subordinated debt into non-income producing preferred stock. Prior to the recapitalization, the subordinated debt was on non-accrual status.

In the third quarter of 2003, we recapitalized one portfolio company by exchanging $11,914 of interest bearing junior subordinated debt for $11,914 of non-interest bearing junior subordinated debt and purchased $6,500 of non-interest bearing junior subordinated debt. We could receive an additional fee of 14% on the non-interest bearing junior subordinated debt if it is repaid prior to scheduled maturity. Due to the conditional nature of the fee, we will not accrue the fee until it is paid. Prior to the recapitalization, the $11,914 junior subordinated debt was on non-accrual status. As of December 31, 2003, the total non-interest bearing junior subordinated debt is a non-income producing asset and therefore not included in the loans on non-accrual status.

In the third quarter of 2003, we recapitalized one portfolio company by exchanging $9,838 of senior and subordinated debt into non-income producing preferred stock. Prior to the recapitalization, the senior and subordinated debt were accruing loans.

During 2002, we recapitalized a total of four portfolio companies by exchanging senior and subordinated debt for preferred stock. We exchanged $7,200 of subordinated debt of one portfolio company for non-income producing preferred stock. We exchanged $16,452 of senior debt of one portfolio company for non-income producing preferred stock. We exchanged $3,763 of senior debt of one portfolio company for non-income producing preferred stock. We also exchanged $9,357 of senior and subordinated debt of one portfolio company for non-income producing preferred stock.

Credit Statistics

We monitor several key credit statistics that provide information about credit quality and portfolio performance. These key statistics include:

•	Debt to EBITDA Ratio — the sum of all debt with equal or senior security rights to our debt investments divided by the total adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of the most recent twelve months or, when appropriate, the forecasted twelve months.

•	Interest Coverage Ratio — EBITDA divided by the total scheduled cash interest payments required to have been made by the portfolio company during the most recent twelve-month period, or when appropriate, the forecasted twelve months.

•	Debt Service Coverage Ratio — EBITDA divided by the total scheduled principal amortization and the total scheduled cash interest payments required to have been made during the most recent twelve-month period, or when appropriate, the forecasted twelve months.

We require portfolio companies to provide annual audited and monthly unaudited financial statements. Using these statements, we calculate the statistics described above. Buyout and mezzanine funds typically adjust EBITDA due to the nature of change of control transactions. Such adjustments are intended to normalize and restate EBITDA to reflect the pro forma results of a company in a change of control transaction. For purposes of analyzing the financial performance of the portfolio companies, we make certain adjustments to EBITDA to reflect the pro forma results of a company consistent with a change of control transaction. We evaluate portfolio companies using an adjusted EBITDA measurement. Adjustments to EBITDA may include anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, non-recurring revenues or expenses, and other acquisition or restructuring related items.

The statistics are weighted by our investment value for each portfolio company and do not include investments in portfolio companies for which we hold only equity securities. For the statistics for the year ended December 31, 2003, for portfolio companies with a nominal EBITDA, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA. The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for the aggregate investment portfolio as of the years ended December 31, 2003, 2002, 2001, 2000 and 1999:

In addition to these statistics, we track our portfolio investments on a static-pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Prior to the third quarter of 2003, subsequent add-on investments were generally included in the year of the additional funding. The prior period static pool information included herein has been reclassified to conform with the current presentation. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended December 31, 2003:

Portfolio Statistics (1)	Pre-1999 Static Pool	1999 Static Pool	2000 Static Pool	2001 Static Pool	2002 Static Pool	2003 Static Pool	Aggregate
	($ in millions, unaudited)
Original Investments and Commitments at Cost	$320	$340	$259	$357	$540	$855	$2,671
Total Exits and Prepayments of Original Investments	$102	$84	$105	$149	$56	$93	$589
Total Interest, Dividends and Fees Collected	$95	$101	$64	$95	$87	$63	$505
Total Net Realized (Loss) Gain on Investments	$(6)	$5	$(29)	$37	$1	$7	$15
Internal Rate of Return	8.4%	10.6%	(4.4%)	27.4%	22.8%	34.1%	13.8%
Current Cost of Investments	$209	$248	$159	$197	$509	$721	$2,043
Current Fair Value of Investments	$164	$198	$88	$208	$547	$730	$1,935
Non-Accruing Loans at Cost	$15	$15	$50	$—	$18	$—	$98
Equity Interest at Fair Value	$12	$44	$27	$43	$166	$170	$462
Debt to EBITDA(2)(3)	10.4x	6.6x	6.0x	6.6x	4.5x	4.1x	5.3x
Interest Coverage(2)	1.3x	1.9x	1.6x	2.1x	2.8x	2.7x	2.4x
Debt Service Coverage(2)	1.2x	1.4x	0.8x	1.5x	1.9x	1.9x	1.7x
Loan Grade(2)	2.9	2.9	2.1	2.9	3.2	3.1	3.0
Average Age of Companies	41 yrs	53 yrs	36 yrs	43 yrs	33 yrs	27 yrs	35 yrs
Average Sales(4)	$83	$128	$76	$147	$60	$96	$93
Average EBITDA(5)	$4	$19	$13	$15	$9	$17	$14
Ownership Percentage	72%	57%	36%	39%	48%	39%	46%
% with Senior Lien(6)	31%	10%	3%	36%	17%	23%	21%
% with Senior or Junior Lien(6)	53%	72%	77%	86%	77%	84%	78%
Total Sales(4)	$516	$1,155	$309	$1,326	$1,158	$2,836	$7,300
Total EBITDA(5)	$16	$121	$47	$157	$171	$460	$972

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment.
(2)	These amounts do not include investments in which we own only equity.
(3)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(4)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(5)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(6)	As a percentage of our total debt investments.

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage for our pre-1999 static pool as of the years ended December 31, 2003, 2002, 2001, 2000, and 1999:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage for our 1999 static pool as of the years ended December 31, 2003, 2002, 2001, 2000, and 1999:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage for our 2000 static pool as of the years ended December 31, 2003, 2002, 2001 and 2000:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage for our 2001 static pool as of the years ended December 31, 2003, 2002 and December 31, 2001:

The following charts show the weighted average debt to EBITDA, interest coverage and total debt service coverage for our 2002 static pool as of the year ended December 31, 2003 and 2002:

Impact of Inflation

We believe that inflation can influence the value of our investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Item	7a. Qualitative and Quantitative Disclosures About Market Risk

               (Dollars in thousands)

We consider our principal market risks to be the fluctuations of interest rates and the valuations of our investment portfolio.

Interest Rate Risk

Because we fund a portion of our investments with borrowings under our revolving debt funding facility and asset securitizations, our net operating income is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facility and asset securitizations.

As a result of our use of interest rate swaps, at December 31, 2003, approximately 30% of our interest bearing assets provided fixed rate returns and approximately 70% of our interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at December 31, 2003, we had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of $1,147,313 and had total borrowings outstanding of $840,211. Substantially, all of our outstanding debt at December 31, 2003 has a variable rate of interest based on one-month LIBOR or a commercial paper rate. Assuming no changes to our consolidated balance sheet at December 31, 2003, a hypothetical increase in one-month LIBOR by 100 basis points would increase net operating income by $3,071, or 2%, over the next twelve months compared to 2003 net operating income. A hypothetical 100 basis point decrease in one-month LIBOR would decrease net operating income $3,071, or 2%, over the next twelve months compared to 2003 net operating income.

At December 31, 2003, we had entered into 43 interest rate basis hedging agreements with two commercial banks with short-term debt ratings of A-1. Under our interest rate swap agreements, we either pay a floating rate based on the prime rate and receive a floating interest rate based on one-month LIBOR, or pay a fixed rate and receive a floating interest rate based on one-month LIBOR. We also have interest rate swaption agreements where, if exercised, we receive a fixed rate and pay a floating rate based on one-month LIBOR. We also have interest rate cap agreements that entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates. For those investments contributed to the term securitizations, the interest swaps enable us to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations. The excess of payments made to swap counter parties over payments received from swap counter parties is recorded as a reduction of interest income. One-month LIBOR decreased from 1.38% at December 31, 2002 to 1.12% at December 31, 2003, and the prime rate decreased from 4.25% at December 31, 2002 to 4.0% at December 31, 2003.

Periodically, an interest rate swap agreement will also be amended. Any underlying unrealized appreciation or depreciation associated with the original interest rate swap agreement at the time of amendment will be factored into the contractual interest terms of the amended interest rate swap agreement. The contractual terms of the amended interest rate swap agreement are set such that its estimated fair value is equivalent to the estimated fair value of the original interest rate swap agreement. No realized gain or loss is recorded upon amendment when the estimated fair values of the original and amended interest rate swap agreement are substantially the same.

At December 31, 2003, the total notional amount of the hedging agreements was $1,025,289 and the agreements had a remaining weighted average term of approximately 6.1 years. The following table presents the notional principal amounts of interest rate hedging agreements by class:

	December 31, 2003
Type of Interest Rate Hedging Agreements	Company Pays	Company Receives	Number of Contracts	Notional Amount
Interest rate swaps—Pay fixed, receive LIBOR floating	4.45%(1)	LIBOR	26	$731,781
Interest rate swaps—Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	10	204,415
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.37%(1)	2	56,976
Interest rate caps			5	32,117

Total			43	$1,025,289

	December 31, 2002
Type of Interest Rate Hedging Agreements	Company Pays	Company Receives	Number of Contracts	Notional Amount
Interest rate swaps—Pay fixed, receive LIBOR floating	4.90%(1)	LIBOR	19	$441,430
Interest rate swaps—Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	11	213,999

Total			30	$655,429

(1)	Weighted average.

Portfolio Valuation

Investments are carried at fair value, as determined in good faith by our board of directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized OID to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Board of Directors

American Capital Strategies, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital Strategies, Ltd., including the consolidated schedules of investments, as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003, and the consolidated financial highlights for each of the five years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements, the financial highlights and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial highlights and schedule based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital Strategies, Ltd. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, and its consolidated financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

/s/    Ernst & Young LLP

McLean, Virginia

February 10, 2004

Except for Note 13, as to which the date is February 26, 2004

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
Assets
Investments at fair value (cost of $2,042,914 and $1,334,987, respectively)
Non-Control/Non-Affiliate investments	$756,158	$557,490
Control investments	1,041,144	671,141
Affiliate investments	137,917	52,083
Interest rate hedging agreements	(23,476)	(32,255)

Total investments at fair value	1,911,743	1,248,459
Cash and cash equivalents	8,020	13,080
Restricted cash	75,935	28,134
Interest receivable	17,636	11,552
Other	28,390	17,298

Total assets	$2,041,724	$1,318,523

Liabilities and Shareholders’ Equity
Notes payable	$724,211	$364,171
Revolving credit facility	116,000	255,793
Accrued dividends payable	3,957	869
Other	21,641	10,031

Total liabilities	865,809	630,864

Commitments and Contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized, 66,930 and 44,450 issued, and 65,949 and 43,469 outstanding, respectively	659	435
Capital in excess of par value	1,360,181	812,150
Unearned compensation	(21,286)	—
Notes receivable from sale of common stock	(8,783)	(9,021)
Distributions in excess of net realized earnings	(23,685)	(29,459)
Net unrealized depreciation of investments	(131,171)	(86,446)

Total shareholders’ equity	1,175,915	687,659

Total liabilities and shareholders’ equity	$2,041,724	$1,318,523

See accompanying notes.

AMERICAN CAPITAL STRATEGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$88,833	$72,569	$46,202
Control investments	75,788	59,017	42,452
Affiliate investments	11,651	1,635	1,480
Interest rate swap agreements	(17,214)	(11,153)	(1,848)

Total interest and dividend income	159,058	122,068	88,286

Fees
Non-Control/Non-Affiliate investments	15,408	9,422	7,234
Control investments	29,783	15,073	8,646
Affiliate investments	2,031	459	71

Total fee income	47,222	24,954	15,951

Total operating income	206,280	147,022	104,237

OPERATING EXPENSES:
Interest	18,514	14,321	10,343
Salaries and benefits	27,950	18,621	14,571
General and administrative	16,529	11,531	7,698
Stock-based compensation	2,584	—	—

Total operating expenses	65,577	44,473	32,612

NET OPERATING INCOME	140,703	102,549	71,625

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	10,873	(21,992)	5,962
Control investments	9,759	1,091	—
Affiliate investments	1,374	160	(593)

Total net realized gain (loss) on investments	22,006	(20,741)	5,369

Net unrealized (depreciation) appreciation of investments
Non-Control/Non-Affiliate investments	(16,437)	14,957	(21,778)
Control investments	(40,624)	(49,726)	(29,804)
Affiliate investments	3,557	(256)	(2,542)
Interest rate swap agreements	8,779	(26,722)	(4,265)

Total net unrealized depreciation of investments	(44,725)	(61,747)	(58,389)

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$117,984	$20,061	$18,605

NET OPERATING INCOME PER COMMON SHARE:
Basic	$2.58	$2.60	$2.27
Diluted	$2.56	$2.57	$2.24
NET EARNINGS PER COMMON SHARE:
Basic	$2.16	$0.51	$0.59
Diluted	$2.15	$0.50	$0.58
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	54,632	39,418	31,487
Diluted	54,996	39,880	32,001
DIVIDENDS DECLARED PER COMMON SHARE	$2.79	$2.57	$2.30

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors — Construction Material	Subordinated Debt	$9,645	$9,699
		Common Stock Warrants, 10.0% of Co.(1)	534	394

			10,179	10,093

Academy Events Services, LLC	Commercial Services & Supplies —	Senior Debt	5,975	5,975
	Tent and Canvas	Subordinated Debt(1)	6,947	270
		Common Stock Warrants, 5.6% of Co.(1)	636	—
		Common Stock, 2.8% of Co.(1)	—	—
		Redeemable Preferred Stock(1)	500	—

			14,058	6,245

ACE Cash Express, Inc.(2)	Diversified Financial Services —Retail Financial Services Stores	Subordinated Debt	36,725	36,725

Aerus, LLC	Household Durables — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	228

Alemite Holdings, Inc.	Machinery — Lubricating Equipment	Subordinated Debt Common Stock Warrants, 9% of Co.(1)	10,427 124	10,427 124

			10,551	10,551

Atlantech Holding Corp.	Construction & Engineering — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co. Redeemable Preferred Stock with Non- Detachable Common Stock, 1.1% of Co.(1)	20,300 1,285	19,392 824

			21,585	20,216

Baran Group, Ltd (2)(3)	Communications Equipment — Wireless Communications Network Services	Common Stock, 0.5% of Co.(1)	2,373	284

BC Natural Foods LLC (formerly known as Petaluma Poultry Processors, Inc.)	Food Products — Organic & Natural Poultry	Senior Debt Subordinated Debt Common Stock Warrants, 15.2% of Co.(1)	5,379 26,725 3,331	5,379 26,725 6,513

			35,435	38,617

BLI Holdings Corp.	Personal Products — Personal Care Items	Subordinated Debt	16,912	16,912

Bumble Bee Seafoods, L.P.	Food Products — Canned Tuna and Other Seafood	Subordinated Debt Common Stock Warrants, 1.2% of Co.(1)	14,764 421	14,764 2,510

			15,185	17,274

CamelBak Products, LLC	Leisure Equipment & Products — Portable Hands-Free Hydration Systems	Subordinated Debt	37,634	37,634

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value

Case Logic, Inc.	Leisure Equipment & Products — Storage Products	Subordinated Debt with Non-Detachable Warrants, 8.3% of Co. Common Stock, 0.5% of Co.(1) Redeemable Preferred Stock	23,399 — 441	22,417 — 430

			23,840	22,847

Chronic Care Solutions, Inc.	Health Care Equipment & Supplies — Mail Order Medical Supplies	Subordinated Debt Common Stock Warrants, 6.0% of Co.(1)	37,038 1,676	37,038 1,676

			38,714	38,714

Corporate Benefit Services of America, Inc	Commercial Services & Supplies — Third Party Manager and Administrator of Employee Healthcare Benefit Plans	Senior Debt Subordinated Debt Common Stock Warrants, 2.7% of Co.(1)	3,981 14,403 695	3,981 14,403 695

			19,079	19,079

Cycle Gear, Inc.	Specialty Retail — Motor Cycle Accessories	Senior Debt Subordinated Debt Common Stock Warrants, 50.7% of Co.(1) Redeemable Preferred Stock	328 9,533 973 1,836	328 9,591 5,378 1,836

			12,670	17,133

DigitalNet, Inc.(2)	IT Services — Information Services	Common Stock Warrants 0.2% of Co.(1)	624	488

Erie County Plastics Corporation	Containers & Packaging — Molded Plastics	Subordinated Debt Common Stock Warrants, 14.8% of Co.(1)	9,685 1,170	9,707 1,027

			10,855	10,734

Euro-Pro Operating LLC	Household Durables — Home Cleaning Products	Senior Debt	39,808	39,808

Formed Fiber Technologies, Inc.	Auto Components — Non-woven Fiber Products	Subordinated Debt Common Stock Warrants 5.5% of Co.(1)	13,721 123	13,721 123

			13,844	13,844

Hartstrings LLC	Textiles, Apparel & Luxury Goods — Children’s Apparel	Senior Debt Subordinated Debt Common Stock Warrants, 40.2% of Co.(1)	3,463 12,238 3,572	3,463 12,238 4,918

			19,273	20,619

JAG Industries, Inc.	Metals & Mining — Metal Fabrication & Tablet Manufacturing	Subordinated Debt(1)	1,438	141

Kelly Aerospace, Inc.	Aerospace & Defense — General Aviation & Performance Automotive	Subordinated Debt Common Stock Warrants, 20.0% of Co.(1)	9,203 1,588	9,203 1,588

			10,791	10,791

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value
Marcal Paper Mills, Inc.	Household Products — Towel, Tissue & Napkin Products	Senior Debt Subordinated Debt Common Stock Warrants, 20.0% of Co.(1)	16,136 20,538 5,001	16,136 20,538 4,774

			41,675	41,448

MATCOM International Corp.	IT Services — Information and Engineering Services for Federal Government Agencies	Senior Debt Subordinated Debt Common Stock Warrants, 2.0% of Co.(1)	7,660 5,688 805	7,660 5,688 805

			14,153	14,153

Mobile Tool International, Inc.	Machinery — Aerial Lift Equipment	Subordinated Debt(1)	2,698	1,056

MP TotalCare, Inc.	Healthcare Equipment & Supplies — Respiratory & Diabetic Supplies	Senior Debt	14,816	14,816

Nailite International, Inc.	Building Products — Siding Manufacturer	Subordinated Debt Common Stock Warrants, 5.5% of Co.(1)	8,172 1,232	8,172 2,333

			9,404	10,505

Nancy’s Specialty Foods, Inc.	Food Products — Frozen Gourmet Quiche Entrees, Appetizers and Desserts	Subordinated Debt	15,030	15,030

Patriot Medical Technologies, Inc.	Commercial Services & Supplies —Repair Services	Common Stock Warrants, 7.8% of Co.(1) Preferred Stock, Convertible into 4.2% of Co.(1)	612 1,320	101 775

			1,932	876

Phillips & Temro Holdings LLC	Auto Components — Automotive and Heavy Duty Truck Products	Subordinated Debt Common Stock Warrants, 5.0% of Co.(1)	4,667 348	4,667 1,644

			5,015	6,311

Plastech Engineered Products, Inc.	Auto Components — Automotive Component Systems	Subordinated Debt Common Stock Warrants, 2.1% of Co.(1)	9,349 2,577	9,349 9,221

			11,926	18,570

Riddell Holdings, LLC	Leisure Equipment & Products —Branded Sporting Goods	Subordinated Debt Common Stock 3.9% of Co.(1) Redeemable Preferred Stock(1)	20,219 2,141 859	20,219 2,141 859

			23,219	23,219

Stravina Operating Company, LLC	Leisure Equipment & Products —Personalized Novelty and Souvenir Items	Subordinated Debt Common Stock, 4.1% of Co.(1)	27,048 1,000	27,048 1,000

			28,048	28,048

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value

Technical Concepts Holdings, LLC	Building Products — Automated Restroom Hygiene Solutions	Senior Debt Subordinated Debt Common Stock Warrants 5.0% of Co.(1)	17,235 13,325 1,703	17,235 13,325 1,703

			32,263	32,263

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,266	2,271

The Lion Brewery, Inc.	Beverages — Malt Beverages	Subordinated Debt Common Stock Warrants, 54.0% of Co.(1)	6,087 675	6,143 4,012

			6,762	10,155

ThreeSixty Sourcing, Ltd.(3)	Commercial Services & Supplies — Outsourced Management Services	Senior Debt Subordinated Debt Common Stock Warrants, 4.5% of Co.(1)	4,500 19,550 1,387	4,500 18,490 —

			25,437	22,990

TransCore Holdings, Inc.	IT Services — Transportation Information Management Services	Subordinated Debt Common Stock Warrants, 7.1% of Co.(1) Redeemable Preferred Stock Preferred Stock, Convertible into 1.1% of Co.	25,332 4,368 575 2,901	25,435 14,567 575 2,901

			33,176	43,478

UAV Corporation	Leisure Equipment & Products — Pre-recorded Video, Audio Tapes & Software	Subordinated Debt	14,033	14,033

Vigo Remittance Corp.	Diversified Financial Services — Electronic Funds Transfer	Senior Debt Subordinated Debt Common Stock Warrants, 5.0% of Co.(1)	13,918 18,757 1,213	13,918 18,757 1,213

			33,888	33,888

Visador Holding Corporation	Building Products — Stair Components and Wood Columns	Subordinated Debt Common Stock Warrants, 5.4% of Co.(1)	9,706 462	9,706 462

			10,168	10,168

Warner Power, LLC	Electrical Equipment — Power Systems & Electrical Ballasts	Senior Debt Subordinated Debt Common Stock Warrants, 62.5% of Co.(1)	997 8,347 2,246	997 8,379 1,735

			11,590	11,111

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value

Weston ACAS Holdings, Inc.	Commercial Services & Supplies — Environnemental Consulting	Subordinated Debt	12,792	12,792

Subtotal Non-Control / Non-Affiliate Investments			742,110	756,158

CONTROL INVESTMENTS

3SI Security Systems, Inc.	Electronic Equipment & Instruments — Banking Security Systems	Senior Debt Subordinated Debt Common Stock, 95.1% of Co.(1)	8,888 21,743 27,246	8,888 21,743 29,636

			57,877	60,267

Aeriform Corporation	Chemicals — Packaged Industrial Gas Distributor	Senior Debt Senior Subordinated Debt Junior Subordinated Debt(1) Common Stock Warrants, 82.8% of Co.(1) Redeemable Preferred Stock(1)	5,047 15,301 16,117 4,360 118	5,047 15,353 10,386 — —

			40,943	30,786

American Decorative Surfaces Inc.	Building Products — Decorative Paper & Vinyl Products	Subordinated Debt Preferred Stock, Convertible into 100.0% of Co.(1)	26,202 13,674	21,035 —

			39,876	21,035

ASC Industries, Inc	Auto Components — Aftermarket Automotive Components	Subordinated Debt Common Stock Warrants, 31.6% of Co.(1) Redeemable Preferred Stock	18,077 6,531 3,940	18,077 12,290 3,940

			28,548	34,307

Automatic Bar Controls, Inc.	Commercial Services & Supplies — Beverage Dispensers	Senior Debt Subordinated Debt Common Stock, 63.3% of Co.(1) Common Stock Warrants, 1.7% of Co.(1)	13,611 14,195 7,000 182	13,611 14,195 16,657 425

			34,988	44,888

Auxi Health, Inc.	Health Care Providers & Services — Home Healthcare	Senior Debt Subordinated Debt Common Stock Warrants, 17.5% of Co.(1) Preferred Stock, Convertible into 54.5% of Co.(1)	5,250 17,198 2.599 2,733	5,250 8,801 — —

			27,780	14,051

Biddeford Real Estate Holdings, Inc.	Real Estate — Commercial	Senior Debt Common Stock, 100.0% of Co.(1)	2,823 363	2,823 476

			3,186	3,299

BPT Holdings, Inc.(3)	Machinery — Machine Tools, Metal Cutting Types	Senior Debt Subordinated Debt Common Stock, 16.9% of Co.(1) Preferred Stock, Convertible into 83.1% of Co.(1)	11,714 5,667 2,000 5,000	11,714 5,719 — 2,688

			24,381	20,121

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value

Capital.com, Inc.	Diversified Financial Services — Financial Portal	Preferred Stock, Convertible into 85.0% of Co.(1)	1,492	500

Chromas Technologies Corp. (3)	Machinery — Printing Presses	Senior Debt(1) Subordinated Debt(1) Common Stock, 34.1% of Co.(1) Common Stock Warrants, 25.0% of Co.(1) Redeemable Preferred Stock(1) Preferred Stock, Convertible into 39.0% of Co.(1)	1,078 17,080 1,500 1,071 6,222 6,680	1,078 2,919 — — — —

			33,631	3,997

Confluence Holdings Corp.	Leisure Equipment & Products — Canoes & Kayaks	Senior Debt Subordinated Debt Redeemable Preferred Stock (1) Preferred Stock, Convertible into 7.1% of Co.(1) Common Stock Warrants, 72.2% of Co.(1) Common Stock, less than 0.1% of Co.(1)	7,542 11,093 6,896 3,529 — 2,700	7,542 9,681 — — — 546

			31,760	17,769

DanChem Technologies, Inc.	Chemicals — Specialty Contract Chemical Manufacturing	Senior Debt Subordinated Debt Common Stock, 38.7% of Co.(1) Common Stock Warrants, 36.3% of Co.(1)	12,512 8,514 2,500 2,221	12,512 8,514 56 2,040

			25,747	23,122

Escort Inc.	Leisure Equipment & Products — Automotive Electronic Products	Senior Debt Subordinated Debt Redeemable Preferred Stock Common Stock Warrants, 64.1% of Co.(1)	5,723 17,394 4,794 8,783	5,723 17,394 4,794 10,724

			36,694	38,635

Euro-Caribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt Subordinated Debt Common Stock Warrants, 9.2% of Co.(1) Preferred Stock, Convertible into 75.0% of Co.(1)	7,866 7,653 1,110 4,302	7,915 7,666 116 1,312

			20,931	17,009

European Touch LTD. II	Commercial Services & Supplies — Salon Appliances	Senior Debt Subordinated Debt Common Stock, 36.2% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 53.8% of Co.(1)	4,766 12,119 1,500 477 3,683	4,766 12,119 4,913 477 7,309

			22,545	29,584

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value

Flexi-Mat Holding, Inc.	Leisure Equipment & Products — Pet Beds	Senior Debt Subordinated Debt Common Stock, 92.0% of Co.(1) Redeemable Preferred Stock	8,230 10,765 9,706 8,644	8,230 10,765 9,706 8,644

			37,345	37,345

Fulton Bellows & Components, Inc.	Machinery — Bellows	Senior Debt(1) Subordinated Debt(1) Common Stock Warrants, 7.7% of Co.(1)	12,750 6,799 1,305	8,791 — —

			20,854	8,791

Global Dosimetry Solutions, Inc.	Commercial Services & Supplies —Radiation Dosimetry Services	Subordinated Debt Common Stock, 15.3% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 77.2% of Co.(1)	17,227 1,750 11,588 8,827	17,227 1,750 11,588 8,827

			39,392	39,392

Halex Corporation	Construction Materials — Flooring Materials	Subordinated Debt Redeemable Preferred Stock Preferred Stock, Convertible into 70.4% of Co.(1)	20,782 12,704 1,406	20,782 12,704 6,004

			34,892	39,490

Iowa Mold Tooling Co., Inc.	Machinery — Specialty Equipment	Subordinated Debt Common Stock, 32.9% of Co.(1) Redeemable Preferred Stock(1) Common Stock Warrants, 41.0% of Co.(1)	15,426 4,760 18,864 5,918	15,540 — 15,968 783

			44,968	32,291

Jones Stephens Corp.	Building Products — Specialty Plumbing Components	Subordinated Debt Common Stock, 43.8% of Co.(1) Redeemable Preferred Stock(1) Preferred Stock, Convertible into 43.8% of Co.(1)	20,843 3,500 7,000 3,500	20,843 3,500 7,000 3,500

			34,843	34,843

Logex Corporation	Road & Rail — Industrial Gases	Subordinated Debt Common Stock Warrants, 85.4% of Co.(1) Redeemable Preferred Stock(1)	19,959 7,454 3,930	19,959 2,782 390

			31,343	23,131

MBT International, Inc.	Distributors — Musical Instrument Distributor	Subordinated Debt Common Stock, 7.2% of Co.(1) Common Stock Warrants, 81.5% of Co.(1) Redeemable Preferred Stock(1)	15,325 1,233 5,254 929	15,329 29 5,254 929

			22,741	21,541

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value

Network for Medical Communication & Research, LLC	Commercial Services & Supplies —Specialized Medical Educational Programs	Subordinated Debt Common Stock Warrants, 32.8% of Co.(1)	13,892 2,038	13,892 36,377

			15,930	50,269

New Piper Aircraft, Inc.	Aerospace & Defense — Aircraft Manufacturing	Senior Debt Subordinated Debt Common Stock, 77.1% of Co.(1)	54,146 18 95	54,191 499 2,234

			54,259	56,924

NewStarcom Holdings, Inc. (formerly Starcom Holdings, Inc.)	Construction & Engineering — Electrical Contractor	Subordinated Debt Common Stock, 0.2% of Co.(1) Preferred Stock, Convertible into 66.4% of Co.(1)	33,273 — 11,500	40,372 — —

			44,773	40,372

nSpired Natural Foods, Inc.	Food Products — Natural and Organic Foods	Senior Debt Subordinated Debt Common Stock, 100.0% of Co.(1) Redeemable Preferred Stock	17,507 8,895 5,000 25,500	17,507 8,895 5,000 25,500

			56,902	56,902

Optima Bus	Machinery — Buses	Senior Debt Subordinated Debt Common Stock, 1.0% of Co.(1) Preferred Stock, Convertible into 91.4% of Co.(1) Common Stock Warrants, 2.1% of Co.(1)	3,126 10,120 1,896 18,748 4,041	3,126 7,927 — — —

			37,931	11,053

PaR Systems, Inc.	Machinery — Robotic Systems	Subordinated Debt Common Stock, 21.3% of Co.(1) Common Stock Warrants, 35.1% of Co.(1)	19,112 2,500 4,116	19,112 6,897 11,357

			25,728	37,366

Precitech, Inc.	Machinery — Ultra Precision Machining Systems	Senior Debt Subordinated Debt Redeemable Preferred Stock(1) Common Stock, 43.3% of Co. (1) Common Stock Warrants, 44.7% of Co.(1)	9,585 5,232 2,241 2,204 2,278	9,585 5,232 — — 154

			21,540	14,971

Roadrunner Freight Systems, Inc.	Road & Rail — Truck Freight Delivery	Subordinated Debt Common Stock, 57.6% of Co.(1) Common Stock Warrants, 12.1% of Co.(1)	16,960 13,550 2,840	16,960 16,487 3,226

			33,350	36,673

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value

Specialty Brands of America, Inc.	Food Products — Specialty Foods	Senior Debt Subordinated Debt Redeemable Preferred Stock Common Stock, 23.5% of Co.(1) Common Stock Warrants, 67.7% of Co.(1)	24,598 15,553 11,184 3,392 9,746	24,598 15,553 11,184 3,392 9,746

			64,473	64,473

STACAS Holdings, Inc.	Road & Rail — Overnight Shorthaul Delivery	Subordinated Debt Redeemable Preferred Stock(1) Common Stock, 18.0% of Co.(1) Common Stock Warrants, 62.0% of Co.(1)	15,956 5,000 — 2,869	15,956 2,355 — 2,755

			23,825	21,066

Sunvest Industries LLC	Metals & Mining — Contract Manufacturing	Senior Debt(1) Subordinated Debt(1) Common Stock Warrants, 73.0% of Co.(1)	7,011 5,642 1,358	— — —

			14,011	—

Texstars, Inc.	Aerospace & Defense — Aviation and Transportation Accessories	Senior Debt Subordinated Debt Common Stock, 36.4% of Co.(1) Common Stock Warrants, 37.4% of Co.(1)	13,382 7,307 1,500 1,542	13,382 7,307 5,574 5,730

			23,731	31,993

The Inca Group	Building Products — Steel Products	Senior Debt Subordinated Debt Redeemable Preferred Stock (1) Common Stock, 2.3% of Co.(1) Common Stock Warrants, 95.7% of Co.(1)	5,651 10,957 29,011 5,100 3,060	5,651 10,988 5,588 — 661

			53,779	22,888

Subtotal Control Investments			1,166,989	1,041,144

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies —Case Management Software, Financial and Other Services	Senior Debt Subordinated Debt Common Stock, 6.5% of Co.(1) Common Stock Warrants, 2.3% of Co.(1)	4,042 13,496 1,000 343	4,042 13,496 1,000 343

			18,881	18,881

CIVCO Holding, Inc.	Health Care Equipment & Supplies — Medical Products Supporting Ultrasound Imaging Equipment	Subordinated Debt Redeemable Preferred Stock Common Stock, 10.3% of Co.(1) Common Stock Warrants, 4.5% of Co.(1)	10,982 982 2,123 997	10,982 982 2,123 997

			15,084	15,084

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value

FMI Holdco I, LLC	Road & Rail — Full-Service Logistics Provider	Senior Debt Subordinated Debt Common Stock, 11.8% of Co.(1) Redeemable Preferred Stock(1)	17,200 12,308 2,682 1,567	17,200 12,308 2,682 1,567

			33,757	33,757

Futurelogic Group, Inc.	Computers & Peripherals — Embedded Thermal Printer Solutions	Senior Debt Subordinated Debt Common Stock, 5.1% of Co.(1) Common Stock Warrants, 2.7% of Co.(1)	12,452 13,265 20 —	12,452 13,265 1,815 946

			25,737	28,478

Money Mailer, LLC	Advertising — Shared Mail Direct Marketer	Subordinated Debt Common Stock, 5.9% of Co.(1)	8,561 1,500	8,561 1,992

			10,061	10,553

NWCC Acquisition, LLC	Containers & Packaging —Water-based Adhesives and Coatings	Subordinated Debt Common Stock, 18.3% of Co.(1) Redeemable Preferred Stock(1)	9,575 291 2,764	9,575 24 2,335

			12,630	11,934

Trinity Hospice, LLC	Health Care Providers & Services —Hospice Care	Senior Debt Common Stock, 8.2% of Co.(1) Redeemable Preferred Stock	15,265 9 2,391	15,265 1,574 2,391

			17,665	19,230

Subtotal Affiliate Investments			133,815	137,917

INTEREST RATE HEDGING AGREEMENTS

	Interest Rate Swap—Pay Fixed/ Receive Floating	26 Contracts Notional Amounts Totaling $731,781	—	(26,533)

	Interest Rate Swap—Pay Floating/ Receive Floating	10 Contracts Notional Amounts Totaling $204,415	—	43

	Interest Rate Swaption—Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $56,976	—	2,130

	Interest Rate Caps	5 Contracts Notional Amounts Totaling $32,117	—	884

Subtotal Interest Rate Hedging Agreements			—	(23,476)

Totals			$2,042,914	$1,911,743

(1)	Non-income producing
(2)	Public company
(3)	Foreign investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2002

(in thousands)

Company	Industry	Investment	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

3SI Security Systems, Inc.	Electronic Equipment & Instruments —Banking Security Systems	Subordinated Debt Common Stock Warrants, 6.0% of Co.(1)	$12,557 565	$12,557 565

			13,122	13,122

A&M Cleaning Products, Inc.	Household Products — Household Cleaning Products	Subordinated Debt Common Stock Warrants, 27.1% of Co.(1) Redeemable Preferred Stock	5,251 1,643 2,633	5,313 2,237 3,244

			9,527	10,794

A.H. Harris & Sons, Inc.	Distributors — Construction Material	Subordinated Debt Common Stock Warrants, 10.0% of Co.(1)	9,553 534	9,621 394

			10,087	10,015

Academy Events Services LLC	Commercial Services & Supplies — Tent and Canvas	Senior Debt Subordinated Debt Common Stock Warrants, 4.5% of Co.(1) Common Stock, 2.8% of Co.(1) Redeemable Preferred Stock	17,848 6,846 636 — 500	17,848 6,846 636 — 500

			25,830	25,830

Aerus, LLC	Household Durables — Vacuum Cleaners	Membership Interest, 2.5% of Co.(1)	246	465

Alemite Holdings, Inc.	Machinery — Lubricating Equipment	Subordinated Debt Common Stock Warrants, 9% of Co.(1)	10,200 124	10,200 124

			10,324	10,324

Atlantech Holding Corp.	Construction & Engineering — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co. Redeemable Preferred Stock with Non- Detachable Common Stock, 1.1% of Co.	19,643 1,271	18,743 812

			20,914	19,555

Baran Group, Ltd (2)	Communications Equipment — Wireless Communications Network Services	Common Stock, 0.5% of Co.(1)	2,373	219

BLI Holdings Corp.	Personal Products — Personal Care Items	Subordinated Debt	12,791	12,791

Case Logic, Inc.	Leisure Equipment & Products —Storage Products	Subordinated Debt with Non-Detachable Warrants, 8.9% of Co. Redeemable Preferred Stock	21,916 433	21,709 433

			22,349	22,142

Caswell-Massey Holdings Corp.	Personal Products — Toiletries	Senior Debt Subordinated Debt Common Stock Warrants, 24.0% of Co.(1)	454 1,931 552	454 1,946 —

			2,937	2,400

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2002

(in thousands)

Company	Industry	Investment	Cost	Fair Value

CST Industries, Inc.	Containers & Packaging — Bolted Steel Tanks	Subordinated Debt Common Stock Warrants, 13.0% of Co.(1)	8,101 1,090	8,101 4,767

			9,191	12,868

Cycle Gear, Inc.	Specialty Retail — Motor Cycle Accessories	Senior Debt Subordinated Debt Common Stock Warrants, 50.7% of Co.(1) Redeemable Preferred Stock	516 7,675 973 1,662	516 7,753 3,457 1,662

			10,826	13,388

Erie County Plastics Corporation	Containers & Packaging — Molded Plastics	Subordinated Debt Common Stock Warrants, 14.8% of Co.(1)	9,449 1,170	9,488 1,027

			10,619	10,515

Gladstone Capital Corporation(2)	Diversified Financial Services	Common Stock, 2.2% of Co.	3,387	3,687

Hartstrings LLC	Textiles, Apparel & Luxury Goods —Children’s Apparel	Senior Debt Subordinated Debt Common Stock Warrants, 37.5% of Co.(1)	4,678 11,934 3,572	4,678 11,934 4,993

			20,184	21,605

Kelly Aerospace, Inc.	Aerospace & Defense — General Aviation & Performance Automotive	Senior Debt Subordinated Debt Common Stock Warrants, 17.5% of Co.(1)	6,197 8,973 1,588	6,197 8,973 1,588

			16,758	16,758

Lubricating Specialties Co.	Chemicals — Lubricant & Grease	Subordinated Debt Common Stock Warrants, 21.0% of Co.(1)	14,940 791	15,030 791

			15,731	15,821

Marcal Paper Mills, Inc.	Household Products — Towel, Tissue & Napkin Products	Senior Debt Subordinated Debt Common Stock Warrants, 20.0% of Co.(1)	16,558 18,603 5,001	16,558 18,603 8,759

			40,162	43,920

MATCOM International Corp.	IT Services — Information and Engineering Services for Federal Government Agencies	Senior Debt Subordinated Debt Common Stock Warrants, 5.7% of Co.(1)	8,769 5,213 805	8,769 5,213 805

			14,787	14,787

Mobile Tool International, Inc.	Machinery — Aerial Lift Equipment	Subordinated Debt(1)	2,698	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2002

(in thousands)

Company	Industry	Investment	Cost	Fair Value

New Piper Aircraft, Inc.	Aerospace & Defense — Aircraft Manufacturing	Subordinated Debt Common Stock Warrants, 8.5% of Co.(1)	18,625 2,231	18,683 1,318

			20,856	20,001

Numatics, Inc.	Machinery — Pneumatic Valves	Senior Debt	29,080	29,080

Parts Plus Group, Inc.	Distributor — Auto Parts Distributor	Subordinated Debt(1) Common Stock Warrants, 5.0% of Co.(1) Preferred Stock, Convertible into 1.5% of Co.(1)	4,523 333 556	142 — —

			5,412	142

Patriot Medical Technologies, Inc.	Commercial Services & Supplies —Repair Services	Senior Debt Subordinated Debt Common Stock Warrants, 7.8% of Co.(1) Preferred Stock, Convertible into 4.0% of Co.	1,781 2,830 612 1,294	1,781 2,880 573 1,294

			6,517	6,528

Petaluma Poultry Processors, Inc.	Food Products — Organic & Natural Poultry	Senior Debt Subordinated Debt Common Stock Warrants, 16.5% of Co.(1)	5,971 17,778 2,792	5,971 17,778 5,273

			26,541	29,022

Phillips & Temro Holdings LLC	Auto Components — Automotive and Heavy Duty Truck Products	Subordinated Debt Common Stock Warrants, 7.8% of Co.(1)	4,632 348	4,632 348

			4,980	4,980

Plastech Engineered Products, Inc.	Auto Components — Automotive Component Systems	Subordinated Debt Common Stock Warrants, 2.1% of Co.(1)	27,640 2,577	27,640 7,069

			30,217	34,709

Stravina Operating Company, LLC	Leisure Equipment & Products —Personalized Novelty and Souvenir Items	Subordinated Debt Common Stock, 4.8% of Co.(1)	18,786 1,000	18,786 1,000

			19,786	19,786

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,261	2,271

The Lion Brewery, Inc.	Beverages — Malt Beverages	Subordinated Debt Common Stock Warrants, 54.0% of Co.(1)	6,020 675	6,087 7,146

			6,695	13,233

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2002

(in thousands)

Company	Industry	Investment	Cost	Fair Value

ThreeSixty Sourcing, Ltd. (3)	Commercial Services & Supplies —Provider of Outsourced Management Services	Senior Debt Subordinated Debt Common Stock Warrants, 4.5% of Co.(1)	8,500 19,098 1,387	8,500 19,098 1,387

			28,985	28,985

TransCore Holdings, Inc.	IT Services — Transportation Information Management Services	Subordinated Debt Common Stock Warrants, 7.3% of Co.(1) Redeemable Preferred Stock Preferred Stock, Convertible into 1.1% of Co.	24,500 4,368 534 2,709	24,681 13,260 534 2,709

			32,111	41,184

Tube City, Inc.	Metals & Mining — Mill Services	Subordinated Debt Common Stock Warrants, 23.5% of Co.(1)	12,680 3,498	12,807 8,423

			16,178	21,230

UAV Corporation	Leisure Equipment & Products — Pre-recorded Video, Audio Tapes & Software	Subordinated Debt	13,356	13,356

Warner Power, LLC	Electrical Equipment — Power Systems & Electrical Ballasts	Senior Debt Subordinated Debt Common Stock Warrants, 62.5% of Co.(1)	1,327 8,078 2,246	1,327 8,122 2,528

			11,651	11,977

Subtotal Non-Control / Non-Affiliate Investments			529,469	557,490

CONTROL INVESTMENTS

Aeriform Corporation	Chemicals — Packaged Industrial Gas Distributor	Senior Debt Subordinated Debt Common Stock Warrants, 50.1% of Co.(1) Redeemable Preferred Stock	4,999 23,930 4,360 116	4,999 23,985 5,345 116

			33,405	34,445

American Decorative Surfaces Inc.	Building Products — Decorative Paper & Vinyl Products	Subordinated Debt Common Stock, less than 0.1% of Co.(1) Preferred Stock, Convertible into greater than 99.9% of Co.(1)	24,502 6 13,674	24,502 6 8,322

			38,182	32,830

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2002

(in thousands)

Company	Industry	Investment	Cost	Fair Value

ASC Industries, Inc	Auto Components — Aftermarket Automotive Components	Senior Debt Subordinated Debt Common Stock Warrants, 33.3% of Co.(1) Redeemable Preferred Stock	8,234 17,789 6,531 3,329	8,234 17,789 6,531 3,329

			35,883	35,883

Automatic Bar Controls, Inc.	Commercial Services & Supplies —Beverage Dispensers	Senior Debt Subordinated Debt Common Stock, 66.2% of Co.(1) Common Stock Warrants, 1.7% of Co.(1)	14,432 13,888 7,000 182	14,432 13,888 7,000 182

			35,502	35,502

Auxi Health, Inc.	Health Care Providers & Services —Home Healthcare	Senior Debt Subordinated Debt Common Stock Warrants, 17.4% of Co.(1) Preferred Stock, Convertible into 54.3% of Co.(1)	12,336 15,322 2,732 2,599	14,186 7,893 — —

			32,989	22,079

Biddeford Real Estate Holdings, Inc.	Real Estate — Commercial	Senior Debt Common Stock, 100.0% of Co.(1)	2,944 605	2,944 605

			3,549	3,549

BPT Holdings, Inc. (3)	Machinery — Machine Tools, Metal Cutting Types	Senior Debt Subordinated Debt Common Stock, 15.2% of Co.(1) Preferred Stock, Convertible into 74.8% of Co.	11,191 4,863 2,000 5,000	11,191 4,923 2,000 5,000

			23,054	23,114

Capital.com, Inc.	Diversified Financial Services —Financial Portal	Preferred Stock, Convertible into 85.0% of Co.(1)	1,492	500

Chance Coach, Inc.	Machinery — Buses	Senior Debt Subordinated Debt Common Stock, 1.2% of Co.(1) Common Stock Warrants, 2.6% of Co.(1) Preferred Stock, Convertible into 91.2% of Co.(1)	2,081 9,863 1,896 4,041 18,748	2,081 10,166 — 1,873 8,804

			36,629	22,924

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2002

(in thousands)

Company	Industry	Investment	Cost	Fair Value

Chromas Technologies Corp. (3)	Machinery — Printing Presses	Senior Debt Subordinated Debt(1) Common Stock, 35.0% of Co.(1) Common Stock Warrants, 25.0% of Co.(1) Preferred Stock, Convertible into 40.0% of Co.(1)	13,535 9,742 1,500 1,071 6,680	13,064 — — — —

			32,528	13,064

Confluence Holdings Corp.	Leisure Equipment & Products — Canoes & Kayaks	Senior Debt Subordinated Debt Redeemable Preferred Stock (1) Preferred Stock, Convertible into 75.0% of Co.(1) Common Stock, less than 0.1% of Co.(1) Common Stock Warrants, 0.2% of Co.(1)	8,500 8,228 6,890 3,535 537 2,163	8,500 8,265 — — — 722

			29,853	17,487

DanChem Technologies, Inc.	Chemicals — Specialty Contract Chemical Manufacturing	Senior Debt Subordinated Debt Common Stock, 41.9% of Co.(1) Common Stock Warrants, 39.3% of Co.(1)	12,748 8,299 2,500 2,221	12,748 8,299 1,254 2,221

			25,768	24,522

Euro-Caribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt Subordinated Debt Common Stock Warrants, 37.1% of Co.(1) Redeemable Preferred Stock(1)	9,086 5,505 1,110 4,302	9,144 5,542 — —

			20,003	14,686

European Touch LTD. II	Commercial Services & Supplies — Salon Appliances	Senior Debt Subordinated Debt Common Stock, 26.1% of Co.(1) Common Stock Warrants, 63.9% of Co.(1)	6,546 11,621 1,500 3,683	6,546 11,621 3,483 8,551

			23,350	30,201

Fulton Bellows & Components, Inc.	Machinery — Bellows	Senior Debt Subordinated Debt(1) Common Stock Warrants, 7.7% of Co.(1) Redeemable Preferred Stock (1) Preferred Stock, Convertible into 69.2% of Co.(1)	12,671 6,766 1,305 5,206 5,975	12,671 681 — — —

			31,923	13,352

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2002

(in thousands)

Company	Industry	Investment	Cost	Fair Value

Halex Corporation	Construction Materials — Flooring Materials	Subordinated Debt Redeemable Preferred Stock Preferred Stock, Convertible into 70.4% of Co.	19,941 11,991 1,441	19,941 11,991 1,441

			33,373	33,373

Iowa Mold Tooling Co., Inc.	Machinery — Specialty Equipment	Subordinated Debt Common Stock, 25.0% of Co.(1) Common Stock Warrants, 46.3% of Co.(1)	30,262 4,236 5,918	30,548 — 4,890

			40,416	35,438

JAG Industries, Inc.	Metals & Mining — Metal Fabrication & Tablet Manufacturing	Senior Debt(1) Subordinated Debt(1) Common Stock Warrants, 75.0% of Co.(1)	967 2,499 505	967 771 —

			3,971	1,738

Logex Corporation	Road & Rail — Industrial Gases	Subordinated Debt Common Stock Warrants, 85.4% of Co.(1) Redeemable Preferred Stock	16,951 7,454 3,930	16,951 3,232 3,406

			28,335	23,589

MBT International, Inc.	Distributors — Musical Instrument Distributor	Senior Debt Subordinated Debt Common Stock Warrants, 27.7% of Co.(1) Preferred Stock, Convertible into 48.0% of Co.(1)	3,300 7,459 1,215 2,250	3,300 7,545 991 1,722

			14,224	13,558

Network for Medical Communication & Research, LLC	Commercial Services & Supplies — Provider of Specialized Medical Educational Programs	Subordinated Debt Common Stock Warrants, 31.9% of Co.(1)	15,944 2,038	15,944 23,544

			17,982	39,488

PaR Systems, Inc.	Machinery — Robotic Systems	Subordinated Debt Common Stock, 25.8% of Co.(1) Common Stock Warrants, 42.5% of Co.(1)	19,479 2,500 4,116	19,479 3,314 5,458

			26,095	28,251

Precitech, Inc.	Machinery — Ultra Precision Machining Systems	Senior Debt Subordinated Debt Redeemable Preferred Stock Common Stock, 43.3% of Co. (1) Common Stock Warrants, 44.7% of Co.(1)	9,587 5,124 1,741 2,204 2,278	9,587 5,124 1,741 1,526 2,278

			20,934	20,256

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2002

(in thousands)

Company	Industry	Investment	Cost	Fair Value

STACAS Holdings, Inc.	Road & Rail — Overnight Shorthaul Delivery	Senior Debt Subordinated Debt Redeemable Preferred Stock Common Stock, 18.0% of Co.(1) Common Stock Warrants, 62.0% of Co.(1)	4,547 15,038 5,000 — 2,869	4,547 15,038 2,827 — 2,869

			27,454	25,281

Starcom Holdings, Inc.	Construction & Engineering — Electrical Contractor	Subordinated Debt Common Stock, 2.6% of Co.(1) Common Stock Warrants, 16.2% of Co.(1)	25,232 616 3,914	22,070 — —

			29,762	22,070

Sunvest Industries LLC	Metals & Mining — Contract Manufacturing	Senior Debt Subordinated Debt(1) Common Stock Warrants, 73.0% of Co.(1) Redeemable Preferred Stock(1)	4,286 5,635 1,358 1,760	4,286 494 — —

			13,039	4,780

Texstars, Inc.	Aerospace & Defense — Aviation and Transportation Accessories	Senior Debt Subordinated Debt Common Stock, 39.4% of Co.(1) Common Stock Warrants, 40.5% of Co.(1)	14,380 7,136 1,500 1,542	14,380 7,136 1,500 1,542

			24,558	24,558

The Inca Group	Building Products — Steel Products	Senior Debt Subordinated Debt Redeemable Preferred Stock (1) Common Stock, 2.3% of Co.(1) Common Stock Warrants, 95.7% of Co.(1)	179 19,052 15,357 5,100 3,060	179 19,158 11,120 — 1,446

			42,748	31,903

Weston ACAS Holdings, Inc.	Commercial Services & Supplies — Environnemental Consulting	Subordinated Debt Common Stock, 8.3% of Co.(1) Common Stock Warrants, 22.6% of Co.(1) Redeemable Preferred Stock	14,661 1,932 5,246 1,462	14,661 7,142 19,455 1,462

			23,301	42,720

Subtotal Control Investments			750,302	671,141

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2002

(in thousands)

Company	Industry	Investment	Cost	Fair Value

AFFILIATE INVESTMENTS

Futurelogic Group, Inc.	Computers & Peripherals —Embedded Thermal Printer Solutions	Senior Debt Subordinated Debt Common Stock, 5.1% of Co.(1) Common Stock Warrants, 2.7% of Co.(1)	12,931 12,937 20 —	12,931 12,937 20 —

			25,888	25,888

NWCC Acquisition, LLC	Containers & Packaging —Water-based Adhesives and Coatings	Subordinated Debt Common Stock, 18.6% of Co.(1) Common Stock Warrants, 4.3% of Co.(1) Redeemable Preferred Stock	9,916 250 57 2,250	9,916 250 57 2,250

			12,473	12,473

Trinity Hospice, LLC	Health Care Providers & Services —Hospice Care	Senior Debt Common Stock, 7.4% of Co.(1) Redeemable Preferred Stock	11,693 7 1,557	11,693 472 1,557

			13,257	13,722

Westwind Group Holdings, Inc.	Hotels, Restaurants & Leisure —Restaurants	Redeemable Preferred Stock(1) Common Stock, 10.0% of Co.(1)	3,598 —	— —

			3,598	—

Subtotal Affiliate Investments			55,216	52,083

INTEREST RATE HEDGING AGREEMENTS

	Interest Rate Swaps—Pay Fixed/ Receive Floating	19 Contracts Notional Amounts Totaling $441,430	—	(32,169)

	Interest Rate Swaps—Pay Floating/ Receive Floating	11 Contracts Notional Amounts Totaling $213,999	—	(86)

Subtotal Interest Rate Hedging Agreements			—	(32,255)

Totals			$1,334,987	$1,248,459

(1)	Non-income producing
(2)	Public company
(3)	Foreign investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Preferred Stock	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Notes Receivable From Sale of Common Stock	Distributions in Excess of Net Realized Earnings	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2000	$—	28,003	$280	$448,587	$—	$(27,389)	$(95)	$23,784	$445,167
Issuance of common stock	—	8,930	90	226,243	—	—	—	—	226,333
Issuance of common stock under stock option plans	—	1,045	10	23,413	—	(23,423)	—	—	—
Issuance of common stock under the dividend reinvestment plan	—	39	—	1,048	—	—	—	—	1,048
Repayments of notes receivable from sale of common stock	—	—	—	—	—	23,669	—	—	23,669
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	76,994	(58,389)	18,605
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(9,906)	9,906	—
Distributions	—	—	—	—	—	—	(74,557)	—	(74,557)

Balance at December 31, 2001	$—	38,017	$380	$699,291	$—	$(27,143)	$(7,564)	$(24,699)	$640,265
Issuance of common stock	—	5,911	59	123,962	—	—	—	—	124,021
Issuance of common stock under stock option plans	—	484	5	10,570	—	(9,168)	—	—	1,407
Issuance of common stock under the dividend reinvestment plan	—	38	1	960	—	—	—	—	961
Repayments of notes receivable from sale of common stock	—	—	—	—	—	3,911	—	—	3,911
Repurchases of common stock through foreclosures on notes receivable	—	(981)	(10)	(22,633)	—	23,379	—	—	736
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	81,808	(61,747)	20,061
Distributions	—	—	—	—	—	—	(103,703)	—	(103,703)

Balance at December 31, 2002	$—	43,469	$435	$812,150	$—	$(9,021)	$(29,459)	$(86,446)	$687,659
Issuance of common stock	—	22,313	223	519,898	—	—	—	—	520,121
Issuance of common stock under stock option plans	—	137	1	3,460	—	—	—	—	3,461
Issuance of common stock under the dividend reinvestment plan	—	30	—	803	—	—	—	—	803
Repayments of notes receivable from sale of common stock	—	—	—	—	—	238	—	—	238
Stock-based compensation	—	—	—	23,870	(21,286)	—	—	—	2,584
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	162,709	(44,725)	117,984
Distributions	—	—	—	—	—	—	(156,935)	—	(156,935)

Balance at December 31, 2003	$—	65,949	$659	$1,360,181	$(21,286)	$(8,783)	$(23,685)	$(131,171)	$1,175,915

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Operating activities:
Net increase in shareholders’ equity resulting from operations	$117,984	$20,061	$18,605
Adjustments to reconcile net increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized depreciation of investments	44,725	61,747	58,389
Net realized (gain) loss on investments	(22,006)	20,741	(5,369)
Accretion of loan discounts	(13,223)	(12,744)	(9,090)
Increase in accrued payment-in-kind dividends and interest	(26,083)	(21,946)	(15,713)
Collection of loan origination fee discounts	6,000	2,072	1,840
Amortization of deferred finance costs and debt discount	4,431	1,521	718
Stock-based compensation	2,584	—	—
Depreciation of property and equipment	1,135	821	582
Decrease (increase) in interest receivable	(6,084)	1,162	(8,022)
Increase in other assets	(3,813)	(1,160)	(2,527)
Increase (decrease) in other liabilities	11,800	199	(2,374)

Net cash provided by operating activities	117,450	72,474	37,039

Investing activities:
Proceeds from sale of equity investments	59,446	4,880	9,952
Collection of payment-in-kind notes	6,052	2,127	5,008
Collection of accreted loan discounts	4,789	1,229	623
Collection of payment-in-kind dividends	894	—	—
Proceeds from sale of senior debt investments	62,184	—	—
Principal repayments	257,102	110,324	67,863
Purchases of investments	(1,044,020)	(555,983)	(381,758)
Capital expenditures of property and equipment	(2,237)	(1,478)	(1,215)
Repayments of employee notes receivable issued in exchange for common stock	238	3,911	23,669
Collection of cash collateral on foreclosed employee notes receivable	—	736	—

Net cash used in investing activities	(655,552)	(434,254)	(275,858)

Financing activities:
Proceeds from asset securitizations	556,281	304,720	28,214
(Repayments of) drawings on revolving credit facility, net	(139,793)	108,147	79,644
Repayment of notes payable	(196,317)	(44,075)	(11,919)
Increase in deferred financing costs	(9,866)	(5,871)	(319)
Increase in debt service escrows	(47,801)	(22,364)	(2,385)
Issuance of common stock	523,582	125,428	226,333
Distributions paid	(153,044)	(105,293)	(76,252)

Net cash provided by financing activities	533,042	360,692	243,316

Net (decrease) increase in cash and cash equivalents	(5,060)	(1,088)	4,497
Cash and cash equivalents at beginning of period	13,080	14,168	9,671

Cash and cash equivalents at end of period	$8,020	$13,080	$14,168

Supplemental Disclosures:
Cash paid for interest	$13,984	$12,607	$10,047
Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$803	$961	$1,048
Non-cash proceeds from sale of senior debt investments	$243	$—	$—
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$9,168	$23,423
Repurchase of common stock through foreclosures on notes receivable	$—	$22,643	$—

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except per share data)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Per Share Data:
Net asset value at beginning of the period	$15.82	$16.84	$15.90	$17.08	$13.80

Net operating income (1)	2.58	2.60	2.27	2.00	1.79
Net realized gain (loss) on investments (1)	0.40	(0.52)	0.17	0.21	0.20
(Increase) decrease in net unrealized depreciation on investments (1)	(0.82)	(1.57)	(1.85)	(2.41)	5.08

Net increase (decrease) in shareholders’ equity resulting from operations (1)	2.16	0.51	0.59	(0.20)	7.07
Issuance of common stock	2.56	0.80	1.79	0.70	0.71
Effect of antidilution (dilution)	0.08	0.24	0.86	0.49	(2.76)
Distribution of net investment income	(2.79)	(2.57)	(2.30)	(2.17)	(1.74)

Net asset value at end of period	$17.83	$15.82	$16.84	$15.90	$17.08

Per share market value at end of period	$29.73	$21.59	$28.35	$25.19	$22.75
Total return (2)	53.50%	(15.21)%	22.33%	20.82%	44.36%
Shares outstanding at end of period	65,949	43,469	38,017	28,003	18,252
Ratio/Supplemental Data:
Net assets at end of period	$1,175,915	$687,659	$640,265	$445,167	$311,745
Average net assets	$931,787	$663,962	$542,716	$378,456	$232,234
Average long-term debt outstanding	$582,200	$416,800	$175,600	$97,600	$48,600
Average long-tem debt per common share (1)	$10.66	$10.57	$5.58	$4.37	$3.54
Ratio of operating expenses, net of interest expense, to average net assets	5.05%	4.54%	4.10%	4.68%	5.02%
Ratio of interest expense to average net assets	1.99%	2.16%	1.91%	2.56%	2.03%

Ratio of operating expenses to average net assets	7.04%	6.70%	6.01%	7.24%	7.05%
Ratio of net operating income to average net assets	15.10%	15.45%	13.20%	11.80%	10.33%

(1)	Weighted Average Basic per share data.
(2)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus reinvested dividends, based on the stock price on date of reinvestment, divided by the beginning market value.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1. Organization

American Capital Strategies, Ltd., a Delaware corporation (the “Company”), was incorporated in 1986. On August 29, 1997, the Company completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). On October 1, 1997, the Company began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”). The Company’s investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in its shareholders’ equity through appreciation in value of the Company’s equity interests.

The Company is the parent and sole shareholder of American Capital Financial Services, Inc. (“ACFS”) and through ACFS continues to provide financial advisory services to businesses, principally the Company’s portfolio companies. The Company is headquartered in Bethesda, Maryland, and has offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, and Dallas. Substantially all of the Company’s investments and business activities result from portfolio companies operating primarily in the United States.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Consolidation

Under the investment company rules and regulations, the Company is precluded from consolidating any entity other than another investment company. An exception to these rules requires the Company to consolidate ACFS since it is a wholly owned operating subsidiary whose principal purpose is to provide services to the Company and its portfolio companies. The Company does not hold ACFS for investment purposes and does not intend to sell ACFS. All intercompany accounts have been eliminated in consolidation.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the board of directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which the Company has various degrees of trading restrictions, the Company prepares an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company and the value of recent investments in the equity securities of the portfolio company. The Company weights some or all of the above valuation methods in order to conclude on its estimate of value. In valuing convertible debt, equity or other securities, the Company values its equity investment based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Company values non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

outstanding debt of the company, the Company reduces the value of the Company’s debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

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

Investment Classification

As required by the 1940 Act, the Company classifies its investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control”. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. The Company is deemed to be an Affiliated Company of a company in which it has invested if it owns 5% or more and less than 25% of the voting securities of such company.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities. The portion of the loan origination fees paid that represents additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Dividend income is recognized on the ex-dividend date. The Company stops accruing interest or dividends on its investments when it is determined that the interest or dividend is not collectible. The Company assesses the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service the Company’s loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and dividends, the Company bases income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, the Company will not accrue interest or dividend income on the notes or securities .

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan financing and prepayment premiums. Financial advisory fees represent amounts received for providing advice and analysis to middle market

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

companies and are recognized as earned provided collection is probable. Transaction structuring and loan financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to manage interest rate risk. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period.

Distributions to Shareholders

Distributions to shareholders are recorded on the ex-dividend date.

Federal Income Taxes

The Company operates to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” The Company has distributed and currently intends to distribute sufficient dividends to eliminate taxable income. The Company’s consolidated operating subsidiary, ACFS, is subject to Federal income tax.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the life of the debt using the effective interest method.

Stock-Based Compensation

In 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123.” In applying SFAS 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed pro rata over the vesting period of the options and are included on the accompanying Consolidated Statements of Operations as “Stock-based compensation.” In accordance with SFAS 123, the Company elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25 “Accounting for Stock Issued to Employees” to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of the Company’s consolidated net operating income and net increase in shareholders’ equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123.

During the year ended December 31, 2003, the Company granted 2,874 options to purchase common stock under the dividend adjusted employee option plan (See Note 5). For the options granted under the dividend adjusted employee option plan, the Company estimated the weighted average fair value on the date of grant of $10.30 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, dividend yield of 0%, weighted average risk-free interest rate of 3.3%, expected volatility factor of 0.38, and expected option life of 6 years. During the year ended December 31, 2003, the Company also granted 81 options to purchase common stock under the Company’s non-dividend adjusted employee option plan (See Note 5). For the options granted under the non-dividend adjusted employee option plan, the Company estimated the weighted average fair value on the date of grant of $1.95 per option using a Black-Scholes option pricing model and the following assumptions: exercise price at market on date of grant, dividend yield of 13.75%, weighted average risk-free interest rate of 2.9%, expected volatility factor of 0.38, and expected option life of 5 years.

For options granted during the year ended December 31, 2002, the Company estimated a weighted fair value per option on the date of grant of $2.36 using a Black-Scholes option pricing model and the following assumptions: dividend yield 13.3%, risk-free interest rate 3.8%, expected volatility factor 0.41, and expected option life of 5 years.

For options granted during the year ended December 31, 2001, the Company estimated a weighted fair value per option on the date of grant of $5.07 using a Black-Scholes option pricing model and the following assumptions: dividend yield 8.1%, risk-free interest rate 4.3%, expected volatility factor 0.41, and expected option life of 5 years.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and the increase (decrease) in shareholders’ equity resulting from operations:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net operating income:
As reported	$140,703	$102,549	$71,625
Stock-based compensation, net of tax	(5,463)	(5,842)	(4,772)

Pro forma	$135,240	$96,707	$66,853

Net operating income per common share:
Basic as reported	$2.58	$2.60	$2.27

Basic pro forma	$2.48	$2.45	$2.12

Diluted as reported	$2.56	$2.57	$2.24

Diluted pro forma	$2.46	$2.42	$2.09

Net increase (decrease) in shareholders’ equity resulting from operations:
As reported	$117,984	$20,061	$18,605
Stock-based compensation, net of tax	(5,463)	(5,842)	(4,772)

Pro forma	$112,521	$14,219	$13,833

Net increase (decrease) in shareholders’ equity resulting from operations per common share:
Basic as reported	$2.16	$0.51	$0.59

Basic pro forma	$2.06	$0.36	$0.44

Diluted as reported	$2.15	$0.50	$0.58

Diluted pro forma	$2.05	$0.36	$0.43

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase (decrease) in shareholders’ equity resulting from operations for future years.

Reclassifications

Certain previously reported amounts have been reclassified.

Concentration of Credit Risk

The Company places its cash and cash equivalents with major financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company’s interest rate hedging agreements are with two large commercial financial institutions with short-term debt ratings of A-1.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Cumulative Effect of Change in Accounting Principle

In 2001, The AICPA Audit and Accounting Guide for Investment Companies (the “Guide”) was revised and its changes were effective for the Company’s 2001 annual financial statements. Changes to the Guide affected the Company in two areas: 1) consolidation of operating subsidiaries and 2) the accounting for loan discounts and premiums. In implementing the provisions of the Guide, the Company consolidated its investment in ACFS. Previously, the Company had accounted for its investment in ACFS under the equity method. Also under the provisions of the Guide, premiums and discounts on debt securities, including the portion of loan origination fees representative of a discount, are required to be amortized or accreted over the life of the investment using the effective interest method. The Guide states that the premium or discount paid is an adjustment of the stated interest rate to a current market rate. Pursuant to the prior Guide, the Company’s previous policy was to recognize all loan origination fees when they were collected.

In adopting these requirements, the Company calculated the cumulative effect of the change in accounting principles for affected transactions and activity prior to 2001, by originally recording a decrease of $6,165 in net unrealized depreciation with a corresponding increase in distributions in excess of net realized earnings for the fiscal year ended December 31, 2001. The cumulative effect of the change in accounting was originally attributed solely to the portion of loan origination fees representative of a loan discount for all loans originated through December 31, 2000. Subsequent to the original adoption of these new requirements, the Company has further reclassified certain amounts associated with the consolidation of ACFS by recording a decrease of $3,741 in net unrealized depreciation with a corresponding increase in distributions in excess of net realized earnings. This reclassification has been presented herein in the year of initial adoption as a component of the cumulative effect of a change in accounting principle. Accordingly, the aggregate cumulative effect of the change in accounting principles resulting from the adoption of the Guide was a decrease to net unrealized depreciation and an increase in distributions in excess of realized earnings of $9,906. As specified in the Guide, the impact of adopting these new requirements had no impact, in the year of adoption, on the Comapany’s total shareholders’ equity or net increase in shareholders’ equity from operations.

Recent Accounting Pronouncements

In December 2003, the FASB issued a revised FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” FASB Interpretation No. 46 provides new guidance on the consolidation of certain entities defined as variable interest entities. However, the Company does not believe FASB Interpretation No. 46 will have a material impact on its financial statements because FASB Interpretation No. 46 is not currently applicable to investment companies.

Note 3. Investments

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $1,935,219, or $1,911,743 net of interest rate hedging agreements, as of December 31, 2003. These securities consist of senior debt, subordinated debt with equity warrants, preferred stock and common stock. The debt securities have a weighted average effective interest rate of 13.4% as of December 31, 2003 and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. The Company’s investments in equity warrants, common stock, and certain investments in preferred stock do not produce current income. At December 31, 2003, loans with ten portfolio companies with a total principal balance of $98,387 were on non-accrual status. At December 31, 2003, loans, excluding loans on non-accrual status, with two portfolio companies with a principal balance of $14,161 were greater than three months past due. At December 31, 2002, loans with eight portfolio companies with a total principal balance of $73,155

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

were on non-accrual status. At December 31, 2002, loans, excluding loans on non-accrual status, with three portfolio companies with a principal balance of $27,274 were greater than three months past due.

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

Summaries of the composition of the Company’s investment portfolio as of December 31, 2003 and 2002 at cost and fair value are shown in the following table:

	December 31, 2003	December 31, 2002
COST
Senior debt	20.9%	21.2%
Subordinated debt	52.7%	53.6%
Subordinated debt with non-detachable warrants	2.1%	3.1%
Preferred stock	12.2%	10.6%
Common stock warrants	6.5%	8.3%
Common stock	5.6%	3.2%

	December 31, 2003	December 31, 2002
FAIR VALUE
Senior debt	21.5%	22.2%
Subordinated debt	53.0%	52.8%
Subordinated debt with non-detachable warrants	2.1%	3.2%
Preferred stock	7.2%	6.0%
Common stock warrants	9.9%	13.2%
Common stock	6.3%	2.6%

The Company uses the Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value:

	December 31, 2003	December 31, 2002
COST
Commercial Services & Supplies	10.0%	12.1%
Leisure Equipment & Products	11.4%	6.4%
Food Products	10.2%	3.5%
Machinery	10.9%	19.0%
Building Products	8.8%	6.1%
Road & Rail	6.0%	4.2%
Aerospace & Defense	4.3%	4.6%
Auto Components	2.9%	5.3%
Diversified Financial Services	3.5%	0.4%
Healthcare Equipment & Supplies	3.4%	0.0%
Construction & Engineering	3.2%	3.8%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

	December 31, 2003	December 31, 2002
COST
Electronic Equipment & Instruments	2.8%	1.0%
IT Services	2.4%	3.5%
Chemicals	3.3%	5.6%
Household Products	2.0%	3.7%
Household Durables	2.0%	0.0%
Construction Materials	1.7%	2.5%
Healthcare Providers & Services	2.2%	3.4%
Distributors	1.6%	2.2%
Computers & Peripherals	1.3%	1.9%
Containers & Packaging	1.2%	2.4%
Textiles, Apparel & Luxury Goods	0.9%	1.5%
Personal Products	0.8%	1.2%
Metals & Mining	0.8%	2.5%
Other	2.4%	3.2%

	December 31, 2003	December 31, 2002
FAIR VALUE
Commercial Services & Supplies	12.7%	16.3%
Leisure Equipment & Products	11.3%	5.7%
Food Products	10.8%	3.4%
Machinery	7.2%	15.3%
Building Products	6.8%	5.1%
Road & Rail	5.9%	3.8%
Aerospace & Defense	5.2%	4.8%
Auto Components	3.8%	5.9%
Diversified Financial Services	3.7%	0.3%
Healthcare Equipment & Supplies	3.6%	0.0%
Construction & Engineering	3.1%	3.3%
Electronic Equipment & Instruments	3.1%	1.0%
IT Services	3.0%	4.4%
Chemicals	2.8%	5.8%
Household Products	2.1%	4.3%
Household Durables	2.1%	0.0%
Construction Materials	2.0%	2.6%
Healthcare Providers & Services	1.7%	2.8%
Distributors	1.6%	1.9%
Computers & Peripherals	1.5%	2.0%
Containers & Packaging	1.2%	2.8%
Textiles, Apparel & Luxury Goods	1.1%	1.7%
Specialty Retail	0.9%	1.0%
Personal Products	0.9%	1.2%
Beverages	0.5%	1.0%
Metals & Mining	0.0%	2.2%
Other	1.4%	1.4%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2003	December 31, 2002
COST
Mid-Atlantic	18.1%	23.4%
Southwest	23.0%	20.9%
Southeast	17.4%	17.4%
North-Central	16.5%	16.6%
South-Central	10.7%	9.8%
Northeast	10.1%	5.4%
Foreign	4.2%	6.5%

	December 31, 2003	December 31, 2002
FAIR VALUE
Mid-Atlantic	19.0%	25.1%
Southwest	24.0%	20.6%
Southeast	18.9%	17.9%
North-Central	15.9%	16.8%
South-Central	9.7%	9.5%
Northeast	10.1%	5.0%
Foreign	2.4%	5.1%

Note 4. Commitments and Obligations

The Company’s debt obligations consisted of the following as of December 31, 2003 and 2002:

Debt	December 31, 2003	December 31, 2002
Revolving debt-funding facility	$116,000	$255,793
ACAS Business Loan Trust 2000-1 asset securitization	39,348	92,767
ACAS Business Loan Trust 2002-1 asset securitization	42,861	117,259
ACAS Business Loan Trust 2002-2 asset securitization	103,164	154,145
ACAS Business Loan Trust 2003-1 asset securitization	221,298	—
ACAS Business Loan Trust 2003-2 asset securitization	317,540	—

Total	$840,211	$619,964

The weighted average debt balance for the years ended December 31, 2003 and 2002 was $582,200 and $416,800, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred financing costs, for the years ended December 31, 2003, 2002 and 2001 was 3.18%, 3.43% and 5.88%, respectively.

Revolving Debt-Funding Facility

The Company, through ACS Funding Trust I (“Trust I”), an affiliated business trust, has a revolving debt-funding facility. On June 13, 2003, the Company and ACS Funding Trust I entered into an amended and restated loan funding and service agreement with the existing lenders with an aggregate commitment of $225,000. On October 8, 2003, the Company received a temporary increase in the aggregate commitment of the revolving

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

credit facility from $225,000 to $305,000. The commitment reverted back to $225,000 on December 19, 2003. The revolving debt funding facility expires on June 11, 2004 with any outstanding principal amount amortized over a 24-month period through a termination date of June 13, 2006. As of December 31, 2003, this facility was collateralized by loans from the Company’s portfolio companies with a principal balance of $355,285. Interest on borrowings under this facility is paid monthly and is charged at either a one-month LIBOR or a commercial paper rate (1.12% at December 31, 2003) plus a spread. The Company is also charged an unused commitment fee of 0.15%. The facility contains covenants that, among other things, require the Company to maintain a minimum net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in certain geographic regions and industries, certain loan grade classifications, certain security interests, and interest payment terms. As of December 31, 2003, the Company was in compliance with its covenants.

Asset Securitizations

On December 19, 2003, the Company completed a $317,500 asset securitization. In connection with the transaction, the Company established ACAS Business Loan Trust 2003-2 (“Trust VI”), an affiliated statutory trust, and contributed to Trust VI $398,000 in loans. Subject to continuing compliance with certain conditions, the Company will remain as servicer of the loans. Simultaneously with the initial contribution, Trust VI was authorized to issue $258,000 Class A notes, $40,000 Class B notes, $20,000 Class C notes, $40,000 Class D notes, and $40,000 of Class E notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by the Company. The Class A notes carry an interest rate of one-month LIBOR plus 48 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 95 basis points, and the Class C notes carry an interest rate of one-month LIBOR plus 175 basis points. The loans are secured by loans from the Company’s portfolio companies with a principal balance of $396,927 as of December 31, 2003. The Class A notes mature on November 20, 2008, the Class B notes mature on June 20, 2009, and the Class C notes mature on August 20, 2009. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes.

On May 21, 2003, the Company completed a $238,700 asset securitization. In connection with the transaction, the Company established ACAS Business Loan Trust 2003-1 (“Trust V”), an affiliated statutory trust, and contributed to Trust V $308,000 in loans. Subject to continuing compliance with certain conditions, the Company will remain as servicer of the loans. Simultaneously with the initial contribution, Trust V was authorized to issue $185,000 Class A notes, $31,000 Class B notes, $23,000 Class C notes and $69,000 Class D notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes were retained by the Company. The Class C notes consist of a $17,000 tranche of floating rate notes and a $6,000 tranche of fixed rate notes. The Class A notes carry an interest rate of one-month LIBOR plus 55 basis points and the Class B notes carry an interest rate of one-month LIBOR plus 120 basis points. The floating rate tranche of the Class C notes carries an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carries an interest rate of 5.14%. The loans are secured by loans from the Company’s portfolio companies with a principal balance of $290,611 as of December 31, 2003. The Class A notes mature on March 20, 2008, the Class B notes mature on September 20, 2008 and the Class C notes mature on December 20, 2008. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes.

On August 8, 2002, the Company completed a $157,900 asset securitization. In connection with the transaction, the Company established ACAS Business Loan Trust 2002-2 (“Trust IV”), an affiliated business trust, and contributed to Trust IV $210,500 in loans. Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans. Simultaneously with the initial contribution, Trust IV was authorized to issue $105,300 Class A notes and $52,600 Class B notes to institutional investors and $52,600 of

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Class C notes were retained by the Company. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 160 basis points. The notes are secured by loans from the Company’s portfolio companies with a principal balance of $156,135 as of December 31, 2003. The Class A notes mature on July 20, 2006 and the Class B notes mature on January 20, 2008. Early repayments are first applied to the Class A notes, and then to the Class B notes.

On March 15, 2002, the Company completed a $147,300 asset securitization. In connection with the transaction, the Company established ACAS Business Loan Trust 2002-1 (“Trust III”), an affiliated business trust, and contributed to Trust III $196,300 in loans. Subject to continuing compliance with certain conditions, the Company will remain servicer of the loans. Simultaneously with the initial contribution, Trust III was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by the Company. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. The notes are secured by loans from the Company’s portfolio companies with a principal balance of $91,961 as of December 31, 2003. The Class A notes mature on November 20, 2005 and the Class B notes mature on March 20, 2007. Early repayments are first applied to the Class A notes, and then to the Class B notes.

On December 20, 2000, the Company completed a $115,400 asset securitization. In conjunction with the transaction, the Company established ACAS Business Loan Trust 2000-1 (“Trust II”), an affiliated business trust, and contributed to Trust II $153,700 in loans. Subject to certain conditions precedent, the Company will remain servicer of the loans. Simultaneously with the initial contribution, Trust II was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and $38,300 of Class C notes were retained by the Company. The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. The notes are secured by loans from the Company’s portfolio companies with a principal balance of $77,815 as of December 31, 2003. The Class A notes mature on March 20, 2006, and the Class B notes mature on August 20, 2007. Early repayments are first applied to the Class A notes, and then to the Class B notes.

The transfer of the assets to the five trusts and the related sale of notes by trusts have been treated as secured borrowing financing arrangements by the Company under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As required by the terms of the trusts, the Company has entered into interest rate swap agreements to match the interest rate basis of the assets in the trusts with the interest rate basis of the corresponding debt (see Note 7).

For the above borrowings, the fair value of the borrowings approximates cost because the interest rate fluctuates with changes in the overall market.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The expected maturity of the Company’s debt obligations, excluding debt discounts of $346, as of December 31, 2003 were as follows:

2004	$68,920
2005	111,171
2006	128,738
2007	98,241
2008	150,161
Thereafter	283,326

Total	$840,557

Commitments

The Company has non-cancelable operating leases for office space and office equipment. The leases expire over the next ten years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2003, 2002, and 2001 was approximately $2,542, $1,695 and $1,507, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2003 were as follows:

2004	$2,440
2005	2,582
2006	2,626
2007	2,698
2008	2,617
Thereafter	7,894

Total	$20,857

At December 31, 2003, the Company had commitments under loan agreements to fund up to $71,407 to 15 portfolio companies. These commitments are composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company’s portfolio.

As of December 31, 2003, the Company had a performance guarantee of $10,000 for one portfolio company that will expire upon the performance of the portfolio company. The Company entered into the performance guarantee to ensure the portfolio company’s performance under contracts as required by the portfolio company’s customers. The Company would be required to perform under the guarantee if the related portfolio company were unable to meet specific requirements under the related contracts. Fundings under the guarantee by the Company would generally constitute a subordinated debt liability of the portfolio company.

Note 5. Stock Option Plan

The Company has employee stock option plans, which provide for the granting of options to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to employees of the Company. The Company’s employee stock option plans are separated into two plans with

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

separate characteristics – the dividend adjusted employee option plan and the non-dividend adjusted employee plan. Options granted under the employee stock option plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. Only employees of the Company and its subsidiaries are eligible to receive incentive stock options under the employee stock option plans.

Dividend Adjusted Employee Option Plan

The Company adopted the dividend adjusted employee option plan in 2003. Stock options granted under the dividend adjusted employee option plan must have a per share exercise price of no less than the fair market value on the date of the grant; however, the dividend adjusted employee option plan provides that unless the compensation and compliance committee of the board of directors determines otherwise, the exercise price of the stock options will be automatically reduced by the amount of any cash dividends paid on the Company’s common stock after the option is granted but before it is exercised. Options under the dividend adjusted employee option plan vest over a five-year period and may be exercised for a period of no more than ten years from the date of grant. As of December 31, 2003, there are 636 shares available to be granted under the dividend adjusted employee option plan.

Non-Dividend Adjusted Employee Option Plan

Stock options granted under the non-dividend adjusted employee option plan must have a per share exercise price of no less than the fair market value on the date of the grant. Options under the non-dividend adjusted employee option plan vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. Under the non-dividend adjusted option plan, an employee may exercise unvested stock options; however the employee would be restricted from selling the shares of common stock, and the Company would retain a security interest in the shares of common stock through the vesting date. As of December 31, 2003, there are 187 shares available to be granted under the non-dividend adjusted employee option plan.

Non-Employee Director Option Plan

The Company also has a non-employee director stock option plan. Options granted under the director plan are non-qualified stock options. Stock options granted under the director option plan must have a per share exercise price of no less than the fair market value on the date of the grant. Options under the director option plan vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. At December 31, 2003, there are 40 shares available for grant under the director option plan. The Company’s shareholders have approved the granting of an additional 150 shares of common stock for the director option plan; however, the Company has not yet received approval for these additional 150 shares from the SEC.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

A summary of the status of all of the Company’s stock option plans as of and for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	4,115	$26.49	2,640	$25.52	1,504	$21.97
Granted	2,955	$22.92	2,449	$26.86	2,335	$26.42
Exercised	(137)	$22.54	(484)	$29.60	(1,045)	$22.84
Canceled	(48)	$25.45	(490)	$24.76	(154)	$22.62

Options outstanding, end of year	6,885	$25.07	4,115	$26.49	2,640	$25.52

Options exercisable at year end	4,015	$26.63	4,094	$26.50	2,616	$25.55

As of December 31, 2003, the dividend adjusted employee options outstanding were 2,864 with a weighted average exercise price of $22.90 and none of the dividend adjusted options were exercisable as of December 31, 2003.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$18.08 to $20.10	242	7.9	$19.12	238	$19.14
$20.11 to $23.95	2,985	9.1	$22.16	722	$22.82
$23.96 to $26.79	1,450	8.3	$26.09	860	$25.83
$26.80 to $29.87	2,188	8.2	$28.97	2,175	$28.98
$29.88 to $32.07	20	7.4	$31.66	20	$31.66

	6,885	8.6	$25.07	4,015	$26.63

During 2002 and 2001, the Company issued 357 and 1,045 shares, respectively, of common stock to employees of the Company, pursuant to option exercises, in exchange for notes receivable totaling $9,168 and $23,423, respectively. These transactions were executed pursuant to the non-dividend adjusted employee option plan, which allows the Company to lend to its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased and are otherwise full recourse loans. Certain of the loans are also secured by pledges of life insurance policies. Interest is charged and paid on such loans at a market rate of interest (See Note 11).

Note 6. Capital Stock

In January, March, September and November 2003, the Company sold 4,715, 6,670, 2,188 and 8,740 shares of common stock, respectively, in four follow-on equity offerings. The proceeds, net of the underwriters’ discount and closing costs, of $520,121 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

In July and November 2002, the Company sold 2,900 and 2,990 shares of common stock, respectively, in two follow-on equity offerings. The proceeds, net of the underwriters’ discount and closing costs, of the offerings of $124,021 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

In June, September, and December 2001, the Company sold 5,175, 1,800, and 1,955 shares of common stock, respectively, in three follow-on equity offerings. The proceeds, net of the underwriters’ discount and closing costs, of the offerings of $226,333 were used to repay outstanding borrowings under the revolving debt funding facility and to fund investments.

On August 29, 1997, the Company completed its IPO and sold 10,382 shares of its common stock at a price of $15.00 per share. Pursuant to the terms of the Company’s agreement with the underwriter of the offering, the Company issued 443 common stock warrants to the underwriter. The warrants had a term of five years from the date of issuance and were exercisable at a price of $15.00 per share. During 2002 and 2001, the underwriter exercised 15 and 15 of these warrants, respectively. The unexercised warrants expired on August 29, 2002.

Note 7. Interest Rate Risk Management

The Company has entered into interest rate hedging agreements with two commercial banks as part of its strategy to manage interest rate risks and to fulfill its obligation under the terms of its revolving debt funding facility and asset securitizations. The Company uses the agreements for hedging and risk management only and not for speculative purposes. The Company has interest rate swap agreements where it pays either a variable rate equal to the prime lending rate (4.00% and 4.25% at December 31, 2003 and 2002, respectively) and receives a floating rate based on the one-month LIBOR (1.12% and 1.38% at December 31, 2003 and 2002, respectively), or pays a fixed rate and receives a floating rate based on the one-month LIBOR. The Company also has interest rate swaption agreements where, if exercised, it pays a floating rate based on the one-month LIBOR and receives a fixed rate. The Company also has interest rate cap agreements that may entitle it to receive an amount, if any, by which its interest payments on its variable rate debt exceed specified interest rates. Any difference between the pay and receive rates of interest on interest rate swap agreements or payments received under interest rate cap agreements, are recorded in the statement of operations as an adjustment to interest income.

Periodically, an interest rate swap agreement will also be amended. Any underlying unrealized appreciation or depreciation associated with the original interest rate swap agreement at the time of amendment will be factored into the contractual interest terms of the amended interest rate swap agreement. The contractual terms of the amended interest rate swap agreement are set such that its estimated fair value is equivalent to the estimated fair value of the original interest rate swap agreement. No realized gain or loss is recorded upon amendment when the estimated fair values of the original and amended interest rate swap agreement are substantially the same.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

At December 31, 2003 and 2002, the hedging agreements had a remaining weighted average maturity of approximately 6.1 and 5.8 years, respectively. At December 31, 2003 and 2002, the fair value of the interest rate hedging agreements represented a liability of $23,476 and $32,255, respectively, which are included in investments in the accompanying Consolidated Balance Sheets and Schedule of Investments. The fair value of these agreements is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period. The following table presents the notional principal amounts of interest rate hedging agreements by class:

Type of Interest Rate Hedging Agreement	Number of Contracts	Notional Amount at December 31, 2003	Number of Contracts	Notional Amount at December 31, 2002
Interest rate swaps—Pay fixed, receive LIBOR floating	26	$731,781	19	$441,430
Interest rate swaps—Pay prime floating, receive LIBOR floating	10	204,415	11	213,999
Interest rate swaptions—Pay LIBOR floating, receive fixed	2	56,976	—	—
Interest rate caps	5	32,117	—	—

Total	43	$1,025,289	30	$655,429

Note 8. Income Taxes

The Company operates to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986. In order to qualify as a RIC, the Company must annually distribute to its stockholders in a timely manner at least 90% of its investment company taxable income. A RIC is not subject to federal income tax on the portion of the investment company taxable income and capital gains that are distributed to its stockholders. The Company has distributed and currently intends to distribute sufficient dividends to eliminate investment company taxable income. If the Company fails to qualify as a RIC in any taxable year, the Company would be subject to tax in such year on all of its taxable income, regardless of whether the Company made any distributions to its stockholders. Taxable income differs from net income as defined by generally accepted accounting principles due to temporary and permanent differences in income and expense recognition, returns of capital and net unrealized appreciation or depreciation. The Company and its consolidated operating subsidiary, ACFS, have a tax fiscal year that ends on September 30.

The Company declared dividends of $156,935, $103,703 and $74,557, or $2.79, $2.57 and $2.30 per share for the years ended December 31, 2003, 2002, and 2001, respectively. For income tax purposes, the Company’s distributions to shareholders were composed of ordinary income for each of the years ended December 31, 2003, 2002 and 2001, respectively.

For the tax years ended September 30, 2003 and 2002, to the extent the Company had capital gains, they were fully offset by either capital losses or capital loss carry forwards. As of December 31, 2003, the Company’s capital loss carry forward was fully utilized. During 2001, the Company paid Federal income taxes of $100 on retained capital gains recorded during the tax year ended September 30, 2001. The payment was treated as a deemed distribution because taxes were paid on behalf of the shareholders. As a result, the Company did not record income tax expense.

The aggregate gross unrealized appreciation of the Company’s investments over cost for Federal income tax purposes was $129,349 and $92,778 as of December 31, 2003 and 2002, respectively. The aggregate gross

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

unrealized depreciation of the Company’s investments under cost for Federal income tax purposes was $244,485 and $147,051 at December 31, 2003 and 2002, respectively. The net unrealized depreciation under cost was $115,136 and $54,273 at December 31, 2003 and December 31, 2002, respectively. The aggregate cost of securities for Federal income tax purposes was $2,050,355 and $1,338,180 as of December 31, 2003 and 2002, respectively.

The Company is also subject to a nondeductible federal excise tax if it does not distribute at least 98% of its investment company taxable income in any calendar year and 98% of its capital gain net income for each one-year period ending on October 31.

The Company’s consolidated operating subsidiary, ACFS, is subject to federal and state income tax. At December 31, 2002, ACFS had a deferred tax asset of $4,120 that was fully reserved, and was comprised primarily of net operating loss carry forwards. For the years ended December 31, 2003 and 2002, ACFS operated at a profit for which the Company used a fully reserved net operating loss carry forward and therefore recorded no income tax provision. ACFS operated at a loss during the year ended December 31, 2001. As of December 31, 2003, ACFS’ net operating loss carry forward was fully utilized.

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

Note 9. Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”), in which all employees of the Company participate and which is fully funded on a pro rata basis by the Company. The plan provides for participants to receive employer contributions of at least 3% of total annual employee compensation, up to certain statutory limitations. Since 2000, plan participants are fully vested in the employer contributions. For the years ended December 31, 2003, 2002, and 2001, the Company contributed $534, $286, and $187 to the ESOP, respectively.

The Company sponsors an employee stock ownership trust to act as the depository of employer contributions to the ESOP as well as to administer and manage the actual trust assets that are deposited into the ESOP.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2002, and 2001:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Numerator for basic and diluted net operating income per share	$140,703	$102,549	$71,625

Numerator for basic and diluted earnings per share	$117,984	$20,061	$18,605

Denominator for basic weighted average shares	54,632	39,418	31,487
Employee stock options	324	69	217
Contingently issuable shares*	40	393	282
Warrants	—	—	15

Dilutive potential shares	364	462	514

Denominator for diluted weighted average shares	54,996	39,880	32,001

Basic net operating income per common share	$2.58	$2.60	$2.27
Diluted net operating income per common share	$2.56	$2.57	$2.24
Basic earnings per common share	$2.16	$0.51	$0.59
Diluted earnings per common share	$2.15	$0.50	$0.58

*	Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

Note 11. Related Party Transactions

The Company has provided loans to employees for the exercise of options under the employee stock option plans. The loans require the current payment of interest at a market rate, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders’ equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. Interest is charged and paid on such loans at a market rate of interest. If the value of the common stock drops to less than the loan balance, the loan maturity will be accelerated and the collateral foreclosed upon. The employee may avoid acceleration and foreclosure by delivering additional collateral to the Company.

During the year ended December 31, 2002, the Company issued $9,168 in loans to 16 employees for the exercise of options and $467 for related taxes. During the year ended December 31, 2001, the Company issued $23,423 in loans to 33 employees for the exercise of options and $728 for related taxes. The Company recognized interest income from these loans of $443, $1,174 and $1,331 during the years ended December 31, 2003, 2002 and 2001, respectively.

During 2002, the Company accelerated the maturity of 27 loans to employees totaling $23,379 and foreclosed upon 981 shares of the Company’s common stock and $736 of cash collateral securing these loans as a result of under-collateralization caused by the decrease in the value of the Company’s stock price. These shares are included in treasury stock and are not included in outstanding shares of common stock.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

In connection with the issuance of the stock loans to three executive officers, the Company entered into agreements to purchase split dollar life insurance for these executive officers in 1999. The aggregate cost of the split dollar life insurance of $2,811 is being amortized over a ten-year period as long as each executive officer either continues employment or is bound by a non-compete agreement upon termination. During the period the loans are outstanding, the Company has a collateral interest in the cash value and death benefit of these policies as additional security for the loans. Additionally, as long as the policy premium is not fully amortized, the Company has a collateral interest in such items generally equal to the unamortized cost of the policies. In the event of an individual’s termination of employment with the Company before the end of such ten-year period, or, his election not to be bound by non-compete agreements, such individual must reimburse the Company the unamortized cost of his policy. As of December 31, 2003, two of the executive officers have left the Company, but are bound by non-compete agreements. The loans for these two former executive officers were repaid. For the years ended December 31, 2003, 2002 and 2001, the Company recorded $281, $281 and $284 of amortization expense on the insurance policies, respectively.

Note 12. Segment Data

The Company’s reportable segments are its investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly owned subsidiary, ACFS.

The following table presents segment data for the year ended December 31, 2003:

	ACAS	ACFS	Consolidated
Interest and dividend income	$159,057	$1	$159,058
Fee income	4,651	42,571	47,222

Total operating income	163,708	42,572	206,280

Interest	18,514	—	18,514
Salaries and benefits	5,306	22,644	27,950
General and administrative	6,744	9,785	16,529
Stock-based compensation	474	2,110	2,584

Total operating expenses	31,038	34,539	65,577

Net operating income	132,670	8,033	140,703
Net realized gain on investments	22,006	—	22,006
Net unrealized depreciation of investments	(44,725)	—	(44,725)

Net increase in shareholders’ equity resulting from operations	$109,951	$8,033	$117,984

Total assets	$2,031,556	$10,168	$2,041,724

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The following table presents segment data for the year ended December 31, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$122,065	$3	$122,068
Fee income	1,971	22,983	24,954

Total operating income	124,036	22,986	147,022

Interest	14,321	—	14,321
Salaries and benefits	2,916	15,705	18,621
General and administrative	4,715	6,816	11,531

Total operating expenses	21,952	22,521	44,473

Net operating income	102,084	465	102,549
Net realized loss on investments	(20,741)	—	(20,741)
Net unrealized depreciation of investments	(61,747)	—	(61,747)

Net increase in shareholders’ equity resulting from operations	$19,596	$465	$20,061

Total assets	$1,310,181	$8,342	$1,318,523

The following table presents segment data for the year ended December 31, 2001:

	ACAS	ACFS	Consolidated
Interest and dividend income	$88,286	$—	$88,286
Fee income	1,395	14,556	15,951

Total operating income	89,681	14,556	104,237

Interest	10,343	—	10,343
Salaries and benefits	2,357	12,214	14,571
General and administrative	3,050	4,648	7,698

Total operating expenses	15,750	16,862	32,612

Net operating income (loss)	73,931	(2,306)	71,625
Net realized gain on investments	5,369	—	5,369
Net unrealized depreciation of investments	(58,389)	—	(58,389)

Net increase (decrease) in shareholders’ equity resulting from operations	$20,911	$(2,306)	$18,605

Total assets	$887,242	$16,942	$904,184

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Note 13. Selected Quarterly Data (Unaudited)

The following tables present the Company’s quarterly financial information for the fiscal years ended December 31, 2003 and 2002:

	Three Months Ended March 31, 2003	Three Months Ended June 30, 2003	Three Months Ended September 30, 2003	Three Months Ended December 31, 2003	Year Ended December 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$43,064	$43,205	$53,318	$66,693	$206,280
Net operating income (“NOI”)	$30,763	$30,558	$36,614	$42,768	$140,703
Net (decrease) increase in shareholders’ equity resulting from operations	$(975)	$26,309	$26,507	$66,143	$117,984
NOI per common share, basic	$0.65	$0.56	$0.67	$0.70	$2.58
NOI per common share, diluted	$0.65	$0.56	$0.66	$0.69	$2.56
(Loss) earnings per common share, basic	$(0.02)	$0.48	$0.48	$1.08	$2.16
(Loss) earnings per common share, diluted	$(0.02)	$0.48	$0.48	$1.07	$2.15
Basic shares outstanding	47,393	54,824	54,919	61,231	54,632
Diluted shares outstanding	47,578	55,033	55,252	61,894	54,996

	Three Months Ended March 31, 2002	Three Months Ended June 30, 2002	Three Months Ended September 30, 2002	Three Months Ended December 31, 2002	Year Ended December 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$32,641	$34,178	$39,276	$40,927	$147,022
Net operating income	$23,251	$24,648	$26,698	$27,952	$102,549
Net increase (decrease) in shareholders’ equity resulting from operations	$3,617	$12,252	$(11,524)	$15,716	$20,061
NOI per common share, basic	$0.62	$0.65	$0.66	$0.67	$2.60
NOI per common share, diluted	$0.61	$0.64	$0.66	$0.67	$2.57
Earnings (loss) per common share, basic	$0.10	$0.32	$(0.29)	$0.38	$0.51
Earnings (loss) per common share, diluted	$0.09	$0.32	$(0.29)	$0.37	$0.50
Basic shares outstanding	37,477	37,802	40,269	41,890	39,418
Diluted shares outstanding	38,374	38,712	40,658	41,978	39,880

Note 14. Subsequent Event

On February 26, 2004, the Company completed a follow-on public offering of its common stock and will receive proceeds, net of the underwriters’ discount, of $59,403 on or about March 2, 2004 in exchange for 1,890 shares of common stock. As part of the offering, the Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 284 shares of common stock. If the over-allotment option is exercised, the Company could receive additional proceeds, net of the underwriters’ discount, of up to $8,910.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the SEC Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

American Capital, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our Annual Meeting of Shareholders to be held April 29, 2004 under the headings “ELECTION OF DIRECTORS” and “SECTION (16) (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the information provided in the 2004 Proxy Statement under the heading “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to the information provided in the 2004 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the information provided in the 2004 Proxy Statement under the heading “CERTAIN TRANSACTIONS.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to the information provided in the 2004 Proxy Statement under the heading “REPORT OF AUDIT AND COMPLIANCE COMMITTEE” and “PROPOSAL 5: RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

•	Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002

•	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2003, 2002, and 2001

•	Consolidated Schedule of Investments as of December 31, 2003 and December 31, 2002

•	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended December 31, 2003, 2002, and 2001

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2003, 2002, and 2001

(2)	The following financial statement schedules are filed herewith:

•	Schedule 12-14 Investments in and Advances to Affiliates

(3)	The following exhibits are filed herewith or incorporated herein by reference

Exhibit	Description
*3.1	American Capital Strategies, Ltd. Second Amended and Restated of Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed August 12, 1997, as amended by a certain Amendment No. 1 filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 1999, filed March 31, 2000, and as further amended by a Certificate of Amendment No. 2 in the form filed as Appendix I to the Definitive Proxy Statement for the 2000 Annual Meeting, filed on April 5, 2000.

*3.2	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment Number 1 to the Registration Statement Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of the Company’s Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Amendment No. 1 to the Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.2	Instruments defining the rights of holders of securities: See Sections I and II of the Company’s Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to the Form N-2 ( File No. 333-29943), filed August 12, 1997.

*10.1	Amended and Restated Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Wachovia Capital Markets LLC, Wachovia Bank, National Association, Wells Fargo Bank Minnesota, National Association, and certain investors named therein, together with all exhibits thereto, dated as of June 13, 2003, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2003 (File No. 814-00149), filed August 14, 2003, as amended by a certain Amendment No. 1 dated as of October 7, 2003, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2003 (File No. 814-00149), filed November 14, 2003 and as further amended by Amendment No. 2 dated as of January 2, 2004 filed herewith.

*10.2	Amended and Restated Pledge and Security Agreement among American Capital Strategies, Ltd., ACS Funding Trust I and Wells Fargo Bank Minnesota, National Association, dated as of June 13, 2003, incorporated herein by reference to Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2003 (File No. 814-00149), filed August 14, 2003.

Exhibit	Description

*10.3	Amended and Restated Purchase and Sale Agreement between ACS Funding Trust I and American Capital Strategies, Ltd., dated as of June 13, 2003, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2003 (File No. 814-00149), filed August 14, 2003.

10.4	Amended, Restated and Substituted VFCC Note in the principal amount of $305,000,000 prior to the Facility Increase Expiration Date and $225,000,000 on and after the Facility Increase Expiration Date, made by ACS Funding Trust I to Wachovia Capital Markets, LLC, as Deal Agent, dated as of June 13, 2003, filed herewith.

10.5	Swingline Note in the principal amount of $30,000,000, made by ACS Funding Trust I in favor of Wachovia Bank, National Association, dated as of June 13, 2000, filed herewith.

*10.6	Trust Agreement among American Capital Strategies, Ltd., as grantor and owner, Malon Wilkus, as beneficiary trustee, and Evelyne Steward and William Holloran, as independent trustees, dated as of March 26, 1999, incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.

*10.7	ACAS Transfer Agreement between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2000-1, dated as of December 20, 2000, incorporated herein by reference to Exhibit 10.4 of Form 10-K for the year ended December 31, 2000 (File No. 814-00149), filed April 2, 2001.

*10.8	Transfer And Servicing Agreement, among ACAS Business Loan Trust 2000-1, ACAS Business Loan LLC, 2000-1, Wells Fargo Bank Minnesota, National Association, and American Capital Strategies, Ltd., dated as of December 20, 2000, incorporated herein by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2000 (File No. 814-00149), filed April 2, 2001.

*10.9	Indenture, between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust 2000-1, as the Issuer, dated as of December 20, 2000, incorporated herein by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2000 (File No. 814-00149), filed April 2, 2001.

*10.10	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2000-1, by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated as of November 3, 2000, incorporated herein by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2000 (File No. 814-00149), filed April 2, 2001.

*10.11	ACAS Transfer Agreement, between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2002-1, dated as of March 15, 2002, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2002 (File No. 814-00149), filed May 15, 2002.

*10.12	Transfer And Servicing Agreement, among ACAS Business Loan Trust 2002-1, ACAS Business Loan LLC, 2002-1, American Capital Strategies, Ltd. and Wells Fargo Bank Minnesota, National Association, dated as of March 15, 2002, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2002 (File No. 814-00149), filed May 15, 2002.

*10.13	Indenture, between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust 2002-1, as the Issuer, dated as of March 15, 2002, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2002 (File No. 814-00149), filed May 15, 2002.

*10.14	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2002-1, by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated as of March 11, 2002, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended March 31, 2002 (File No. 814-00149), filed May 15, 2002.

*10.15	ACAS Transfer Agreement, between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2002-2, dated as of August 8, 2002, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2002 (File No. 814-00149), filed November 14, 2002.

Exhibit	Description
*10.16	Transfer And Servicing Agreement, among ACAS Business Loan Trust 2002-2, ACAS Business Loan LLC, 2002-2, ACAS Business Loan LLC, 2002-2, American Capital Strategies, Ltd., and Wells Fargo Bank Minnesota, National Association, dated as of August 8, 2002, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2002 (File No. 814-00149), filed November 14, 2002.

*10.17	Indenture, between ACAS Business Loan Trust 2002-2, as Issuer and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, dated as of August 8, 2002, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2002 (File No. 814-00149), filed November 14, 2002.

*10.18	Purchase Agreement, dated as of August 8, 2002 by and among ACAS Business Loan Trust 2002-2, ACAS Business Loan LLC, 2002-2, Wachovia Capital Markets, LLC, and American Capital Strategies, Ltd., incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2002 (File No. 814-00149), filed November 14, 2002.

*10.19	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2002-2, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended September 30, 2002 (File No. 814-00149), filed November 14, 2002.

*10.20	ACAS Transfer Agreement between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2003-1, dated as of May 21, 2003, incorporated herein by reference to Exhibit 2.k.27 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

*10.21	Transfer And Servicing Agreement, among ACAS Business Loan Trust 2003-1, ACAS Business Loan LLC, 2003-1, Wells Fargo Bank Minnesota, National Association, and American Capital Strategies, Ltd., dated as of May 21, 2003, incorporated herein by reference to Exhibit 2.k.28 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

*10.22	Indenture, between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust 2003-1, as the Issuer, dated as of May 21, 2003, incorporated herein by reference to Exhibit 2.k.29 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

*10.23	Purchase Agreement dated as of May 16, 2003, by and among ACAS Business Loan Trust 2003-1, ACAS Business Loan LLC, 2003-1, Wachovia Capital Markets, LLC, and American Capital Strategies, Ltd., incorporated by reference to Exhibit 2.k.30 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

*10.24	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2003-1, by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated as of May 12, 2003, incorporated herein by reference to Exhibit 2.k.31 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

10.25	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2003-2, by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated as of December 11, 2003, filed herewith.

10.26	ACAS Transfer Agreement between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2003-2, dated as of December 19, 2003, filed herewith.

10.27	Transfer And Servicing Agreement, among ACAS Business Loan Trust 2003-2, ACAS Business Loan LLC, 2003-2, Wells Fargo Bank Minnesota, National Association, and American Capital Strategies, Ltd., dated as of December 19, 2003, filed herewith.

Exhibit	Description

10.28	Indenture, between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust 2003-2, as the Issuer, dated as of December 19, 2003, filed herewith.

10.29	Purchase Agreement, dated as of December 15, 2003, by and among ACAS Business Loan Trust 2003-2, ACAS Business Loan LLC, 2003-2, Wachovia Capital Markets, LLC, and American Capital Strategies, Ltd., December 19, 2003, filed herewith.

*10.30	Custodian Agreement between the Company and Riggs Bank, N.A., dated as of August 27, 1997, incorporated herein by reference to Exhibit 2.j.2 of the Pre-Effective Amendment Number 2 to the Registration Statement on Form N-2 (File No. 333-29943), filed August 29, 1997.

*10.31	Custodian Agreement, between American Capital Strategies, Ltd. and Wells Fargo Bank Minnesota, National Association, dated as of March 21, 2003, incorporated herein by reference to Exhibit 2.j.2 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

†*10.32	American Capital Strategies, Ltd. 2000 Employee Stock Option Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000, as amended by Amendment No. 1, in the form filed as Exhibit II to the Definitive Proxy Statement for the 2001 Annual Meeting, filed on April 3, 2001 (File No. 814-00149).

†*10.33	American Capital Strategies, Ltd. 2000 Disinterested Director Stock Option Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting, filed on April 5, 2000 (File No. 814-00149).

†*10.34	American Capital Strategies, Ltd. 2003 Employee Stock Option Plan, incorporated by reference to Exhibit I to the Definitive Proxy Statement for the 2003 Annual Meeting, filed on April 10, 2003 (File No. 814-00149).

†*10.35	Amended and Restated Employment Agreement between the Company and Malon Wilkus, dated as of March 28, 2003, incorporated herein by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†*10.36	Amended and Restated Employment Agreement between the Company and John Erickson, dated as of March 28, 2003, incorporated herein by reference to Exhibit 10.4 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†*10.37	Amended and Restated Employment Agreement between the Company and Ira Wagner, dated as of March 28, 2003, incorporated herein by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†*10.38	Second Amended and Restated Employment Agreement between the Company and Roland Cline, dated as of March 28,2003, incorporated herein by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†*10.39	Amended and Restated Employment Agreement between the Company and Gordon O’Brien, dated as of March 28,2003, incorporated herein by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†*10.40	Employment Agreement between the Company and Darin Winn, dated as of March 28, 2003, incorporated herein by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†*10.41	Stock Option Exercise Agreement between the Company and Malon Wilkus, dated March 7, 2001, incorporated herein by reference to Exhibit 2.i.23 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

†*10.42	Stock Option Exercise Agreement between the Company and Malon Wilkus, dated March 2, 2001, incorporated herein by reference to Exhibit 2.i.24 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

†*10.43	Purchase Note by Malon Wilkus in favor of the Company, dated March 7, 2001, incorporated herein by reference to Exhibit 2.i.27 of the Post Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

Exhibit	Description
†*10.44	Purchase Note by Malon Wilkus in favor of the Company, dated March 2, 2001, incorporated herein by reference to Exhibit 2.i.28 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

*10.45	Strategic Relationship Agreement dated as of September 25, 2001 by and between the Company and Gladstone Capital Corporation, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2001.

*10.46	Release and Covenants Agreement between the Company and Adam Blumenthal dated as of June 7, 2002, incorporated herein by reference to Exhibit 2.i.1 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-89340), filed July 9, 2002.

*10.47	Amended and Restated Split Dollar Agreement between the Company and Adam Blumenthal dated as of June 7, 2002, incorporated herein by reference to Exhibit 2.i.4 of the Post Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-89340), filed July 9, 2002.

*10.48	Form of American Capital Strategies, Ltd. 2002 Employee Stock Option Plan, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2002 Annual Meeting, filed on April 12, 2002 (File No. 814-00149).

21

Subsidiaries of the Company and jurisdiction of incorporation:

1) American Capital Financial Services, Inc., a Delaware corporation

2) ACS Equities, L.P., a Delaware limited partnership

3) ACS Funding Trust I, a Delaware statutory trust

4) ACAS Business Loan LLC, 2000-1, a Delaware limited liability company

5) ACAS Business Loan Trust 2000-1, a Delaware statutory trust

6) ACAS Business Loan LLC, 2002-1, a Delaware limited liability company

7) ACAS Business Loan Trust 2002-1, a Delaware statutory trust

8) ACAS Business Loan LLC, 2002-2, a Delaware limited liability company

9) ACAS Business Loan Trust, 2002-2, a Delaware statutory trust

10) ACAS Business Loan LLC, 2003-1, a Delaware limited liability company

11) ACAS Business Loan Trust, 2003-1, a Delaware statutory trust

12) ACAS Business Loan LLC, 2003-2, a Delaware limited liability company

13) ACAS Business Loan Trust, 2003-2, a Delaware statutory trust

23	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorneys of directors and officers, filed herewith.

31	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Fully or partly previously filed
†	Management contract or compensatory plan
(b)	Reports on Form 8-K

•	On November 5, 2003, the Registrant filed a report on Form 8-K to file the press release that the Registrant issued announcing its financial results for the third quarter of 2003 and the declaration of a dividend on the Registrant’s common stock.

(c)	Exhibits

See the exhibits filed herewith.

(d)	Additional financial statement schedules

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ JOHN R. ERICKSON

John R. Erickson Executive Vice President and Chief Financial Officer

Date: March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Malon Wilkus	Chairman, President and Chief Executive Officer	March 8, 2004

/s/ JOHN R. ERICKSON John R. Erickson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2004

* Mary C. Baskin	Director	March 8, 2004

* Neil M. Hahl	Director	March 8, 2004

* Philip R. Harper	Director	March 8, 2004

* Stan Lundine	Director	March 8, 2004

Kenneth D. Peterson, Jr.	Director

* Alvin N. Puryear	Director	March 8, 2004

*By:	/s/ JOHN R. ERICKSON

John R. Erickson Attorney-in-fact

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2003

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2003	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2003(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2003	Value of Each Item as of December 31, 2003
Controlled Companies
Commercial Services & Supplies	Senior debt	$18,377			$18,377
	Subordinated debt	57,433			57,433
	Redeemable preferred stock	12,065			12,065
	Common stock warrants(1)	64.3%			52,938
	Common stock(1)	51.1%			23,320

			6,353	15,350	164,133

Food Products	Senior debt	49,971			50,020
	Subordinated debt	32,101			32,114
	Redeemable preferred stock	36,684			36,684
	Convertible preferred stock	75.0%			1,312
	Common stock warrants(1)	61.7%			9,862
	Common stock(1)	69.1%			8,392

			—	2,091	138,384

Machinery	Senior debt	38,253			34,294
	Subordinated debt	79,436			56,449
	Redeemable preferred stock(1)	27,327			15,968
	Convertible preferred stock(1)	78.5%			2,688
	Common stock warrants(1)	28.5%			12,294
	Common stock(1)	26.4%			6,897

			(3,871)	11,820	128,590

Leisure Equipment & Products	Senior debt	21,495			21,495
	Subordinated debt	39,252			37,840
	Redeemable preferred stock	20,334			13,438
	Convertible preferred stock(1)	7.1%			—
	Common stock warrants(1)	64.1%			10,724
	Common stock(1)	72.0%			10,252

			1,556	5,184	93,749

Aerospace & Defense	Senior debt	67,528			67,573
	Subordinated debt	7,325			7,806
	Common stock warrants(1)	37.4%			5,730
	Common stock(1)	38.8%			7,808

			(6,349)	6,841	88,917

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2003

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2003	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2003(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2003	Value of Each Item as of December 31, 2003
Road & Rail	Senior debt	—			—
	Subordinated debt	52,875			52,875
	Redeemable preferred stock	8,930			2,745
	Common stock warrants (1)	64.5%			8,763
	Common stock (1)	57.6%			16,487

			2,003	7,089	80,870

Building Products	Senior debt	5,651			5,651
	Subordinated debt	58,002			52,866
	Redeemable preferred stock (1)	36,011			12,588
	Convertible preferred stock (1)	88.6%			3,500
	Common stock warrants (1)	95.7%			661
	Common stock (1)	19.2%			3,500

			(3,189)	5,036	78,766

Electronic Equipment & Instruments	Senior debt	8,888			8,888
	Subordinated debt	21,743			21,743
	Common stock (1)	95.1%			29,636

			6,046	2,285	60,267

Chemicals	Senior debt	17,559			17,559
	Subordinated debt	39,932			34,253
	Redeemable preferred stock (1)	118			—
	Common stock warrants (1)	67.1%			2,040
	Common stock (1)	38.7%			56

			80	6,905	53,908

Construction & Engineering	Subordinated debt	33,273			40,372
	Convertible preferred stock (1)	66.4%			—

			3,038	866	40,372

Construction Materials	Subordinated debt	20,782			20,782
	Redeemable preferred stock	12,704			12,704
	Convertible preferred stock	70.4%			6,004

			—	4,201	39,490

Auto Components	Subordinated debt	18,077			18,077
	Redeemable preferred stock	3,940			3,940
	Common stock warrants (1)	31.6%			12,290

			—	3,923	34,307

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2003

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2003	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2003(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2003	Value of Each Item as of December 31, 2003
Distributors	Subordinated debt	15,325			15,329
	Redeemable preferred stock (1)	929			929
	Common stock warrants (1)	81.5%			5,254
	Common stock (1)	7.2%			29

			1,199	2,279	21,541

Health Care Providers & Services	Senior debt	5,250			5,250
	Subordinated debt	17,198			8,801
	Convertible preferred stock (1)	54.5%			—
	Common stock warrants (1)	17.5%			—

			—	2,432	14,051

Other (less than 1%)	Senior debt	9,834			2,823
	Subordinated debt	5,642			—
	Convertible preferred stock (1)	85.0%			500
	Common stock warrants (1)	73.0%			—
	Common stock (1)	100%			476

			—	233	3,799

Dividends and interest for controlled companies prior to being classified as controlled				(1,680)

Dividends and interest for controlled companies not held at end of period				933

Total Controlled Companies			6,866	75,788	1,041,144

Affiliate Companies
Road & Rail	Senior debt	17,200			17,200
	Subordinated debt	12,308			12,308
	Redeemable preferred stock	1,567			1,567
	Common stock (1)	11.8%			2,682

				2,981	33,757

Computers & Peripherals	Senior debt	12,452			12,452
	Subordinated debt	13,265			13,265
	Common stock (1)	5.1%			1,815
	Common stock warrants (1)	2.7%			946

				2,912	28,478

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2003

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2003	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2003(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2003	Value of Each Item as of December 31, 2003
Health Care Providers & Services	Senior debt	15,265			15,265
	Redeemable preferred stock	2,391			2,391
	Common stock (1)	8.2%			1,574

				1,494	19,230

Commercial Services & Supplies	Senior debt	4,042			4,042
	Subordinated debt	13,496			13,496
	Common stock warrants (1)	2.3%			343
	Common stock	6.5%			1,000

				117	18,881

Health Care Equipment & Supplies	Subordinated debt	10,982			10,982
	Redeemable preferred stock	982			982
	Common stock warrants (1)	4.5%			997
	Common stock (1)	10.3%			2,123

				874	15,084

Containers & Packages	Subordinated debt	9,575			9,575
	Redeemable preferred stock (1)	2,764			2,335
	Common stock (1)	18.3%			24

				1,583	11,934

Advertising	Subordinated debt	8,561			8,561
	Common stock (1)	5.9%			1,992

				770	10,553

Dividends and interest for affiliate companies not held at end of period				920

Total Affiliate Companies				11,651	137,917

Total				$87,439	$1,179,061

(1)	Non-income producing
(2)	Pursuant to Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio company investments. Accordingly, the amount of equity in net profit/(loss) for the fiscal year ended December 31, 2003 is properly not recorded in the Company’s financial statements.

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2003

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2002	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2003
Controlled Companies
Commercial Services & Supplies	Senior debt	$20,978	$9,983	$(12,584)	$18,377
	Subordinated debt	56,114	31,391	(30,072)	57,433
	Redeemable preferred stock	1,462	12,199	(1,596)	12,065
	Common stock warrants	51,732	20,661	(19,455)	52,938
	Common stock	17,625	12,837	(7,142)	23,320

		147,911	87,071	(70,849)	164,133

Food Products	Senior debt	9,144	42,538	(1,662)	50,020
	Subordinated debt	5,542	26,572	—	32,114
	Redeemable preferred stock	—	36,684	—	36,684
	Convertible preferred stock	—	1,312	—	1,312
	Common stock warrants	—	9,862	—	9,862
	Common stock	—	8,392	—	8,392

		14,686	125,360	(1,662)	138,384

Machinery	Senior debt	48,594	1,828	(16,128)	34,294
	Subordinated debt	70,921	2,930	(17,402)	56,449
	Redeemable preferred stock	1,741	25,706	(11,479)	15,968
	Convertible preferred stock	13,804	—	(11,116)	2,688
	Common stock warrants	14,499	5,899	(8,104)	12,294
	Common stock	6,840	4,108	(4,051)	6,897

		156,399	40,471	(68,280)	128,590

Leisure Equipment & Products	Senior debt	8,500	41,425	(28,430)	21,495
	Subordinated debt	8,265	31,942	(2,367)	37,840
	Redeemable preferred stock	—	13,438	—	13,438
	Convertible preferred stock	—	—	—	—
	Common stock warrants	722	10,724	(722)	10,724
	Common stock	—	11,869	(1,617)	10,252

		17,487	109,398	(33,136)	93,749

Aerospace & Defense	Senior debt	14,380	58,826	(5,633)	67,573
	Subordinated debt	7,136	20,670	(20,000)	7,806
	Common stock warrants	1,542	4,188	—	5,730
	Common stock	1,500	6,308	—	7,808

		24,558	89,992	(25,633)	88,917

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2003

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2002	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2003
Road & Rail	Senior debt	4,547	765	(5,312)	—
	Subordinated debt	31,989	20,887	(1)	52,875
	Redeemable preferred stock	6,233	2,173	(5,661)	2,745
	Common stock warrants	6,101	3,226	(564)	8,763
	Common stock	—	16,487	—	16,487

		48,870	43,538	(11,538)	80,870

Building Products	Senior debt	179	6,936	(1,464)	5,651
	Subordinated debt	43,660	25,373	(16,167)	52,866
	Redeemable preferred stock	11,120	20,670	(19,202)	12,588
	Convertible preferred stock	8,322	3,506	(8,328)	3,500
	Common stock warrants	1,446	—	(785)	661
	Common stock	6	3,500	(6)	3,500

		64,733	59,985	(45,952)	78,766

Electronic Equipment & Instruments	Senior debt	—	8,888	—	8,888
	Subordinated debt	—	34,747	(13,004)	21,743
	Common stock warrants	—	565	(565)	—
	Common stock	—	29,636	—	29,636

		—	73,836	(13,569)	60,267

Chemicals	Senior debt	17,747	2,423	(2,611)	17,559
	Subordinated debt	32,284	7,700	(5,731)	34,253
	Redeemable preferred stock	116	2	(118)	—
	Common stock warrants	7,566	—	(5,526)	2,040
	Common stock	1,254	—	(1,198)	56

		58,967	10,125	(15,184)	53,908

Construction & Engineering	Subordinated debt	22,070	18,302	—	40,372
	Convertible preferred stock	—	—	—	—

		22,070	18,302	—	40,372

Construction Materials	Subordinated debt	19,941	841	—	20,782
	Redeemable preferred stock	11,991	713	—	12,704
	Convertible preferred stock	1,441	4,563	—	6,004

		33,373	6,117	—	39,490

Auto Components	Senior debt	8,234	6	(8,240)	—
	Subordinated debt	17,789	288	—	18,077
	Redeemable preferred stock	3,329	611	—	3,940
	Common stock warrants	6,531	5,759	—	12,290

		35,883	6,664	(8,240)	34,307

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2003

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2002	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2003
Distributors	Senior debt	3,300	—	(3,300)	—
	Subordinated debt	7,545	18,893	(11,109)	15,329
	Redeemable preferred stock	—	929	—	929
	Convertible preferred stock	1,722	—	(1,722)	—
	Common stock warrants	991	4,263	—	5,254
	Common stock	—	1,009	(980)	29

		13,558	25,094	(17,111)	21,541

Health Care Providers & Services	Senior debt	14,186	587	(9,523)	5,250
	Subordinated debt	7,893	1,861	(953)	8,801
	Convertible preferred stock	—	—	—	—
	Common stock warrants	—	—	—	—

		22,079	2,448	(10,476)	14,051

Other (less than 1%)	Senior debt	8,197	3,552	(8,926)	2,823
	Subordinated debt	1,265	—	(1,265)	—
	Convertible preferred stock	500	—	—	500
	Common stock	605	113	(242)	476

		10,567	3,665	(10,433)	3,799

Total Controlled Companies		671,141	702,066	(332,063)	1,041,144

Affiliate Companies
Road & Rail	Senior debt	—	31,372	(14,172)	17,200
	Subordinated debt	—	12,308	—	12,308
	Redeemable preferred stock	—	1,567	—	1,567
	Common stock	—	2,682	—	2,682

		—	47,929	(14,172)	33,757

Computers & Peripherals Senior debt	Senior debt	12,931	1,021	(1,500)	12,452
	Subordinated debt	12,937	328	—	13,265
	Common stock	20	1,795	—	1,815
	Common stock warrants	—	946	—	946

		25,888	4,090	(1,500)	28,478

Health Care Providers & Services	Senior debt	11,693	3,572	—	15,265
	Redeemable preferred stock	1,557	834	—	2,391
	Common stock	472	1,102	—	1,574

		13,722	5,508	—	19,230

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2003

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2002	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2003
Commercial Services & Supplies	Senior debt	—	4,042	—	4,042
	Subordinated debt	—	13,496	—	13,496
	Common stock warrants	—	343	—	343
	Common stock	—	1,000	—	1,000

		—	18,881	—	18,881

Health Care Equipment & Supplies	Subordinated debt	—	10,982	—	10,982
	Redeemable preferred stock	—	982	—	982
	Common stock warrants	—	997	—	997
	Common stock	—	2,123	—	2,123

		—	15,084	—	15,084

Containers & Packages	Subordinated debt	9,916	157	(498)	9,575
	Redeemable preferred stock	2,250	514	(429)	2,335
	Common stock warrants	57	—	(57)	—
	Common stock	250	41	(267)	24

		12,473	712	(1,251)	11,934

Advertising	Subordinated debt	—	8,561	—	8,561
	Common stock	—	1,992	—	1,992

		—	10,553	—	10,553

Total Affiliate Companies		52,083	102,757	(16,923)	137,917

Total		$723,224	$804,823	$(348,986)	$1,179,061