Form 10-Q
period 2004-03-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2004-05-10
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of April 30, 2004 was 69,251,081.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Investments at fair value (cost of $2,161,131 and $2,042,914, respectively)
Non-Control/Non-Affiliate investments	$684,622	$756,158
Control investments	1,208,634	1,041,144
Affiliate investments	222,060	137,917
Interest rate hedging agreements	(35,713)	(23,476)

Total investments at fair value	2,079,603	1,911,743
Cash and cash equivalents	8,677	8,020
Restricted cash	35,351	75,935
Interest receivable	20,716	17,636
Other	27,414	28,390

Total assets	$2,171,761	$2,041,724

Liabilities and Shareholders’ Equity
Notes payable	$612,813	$724,211
Revolving credit facilities	242,349	116,000
Repurchase agreements	42,495	—
Accrued dividends payable	—	3,957
Other	13,309	21,641

Total liabilities	910,966	865,809

Commitments and Contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized, 69,233 and 66,930 issued, and 69,233 and 65,949 outstanding, respectively	692	659
Capital in excess of par value	1,460,853	1,360,181
Unearned compensation	(25,341)	(21,286)
Notes receivable from sale of common stock	(8,411)	(8,783)
Distributions in excess of net realized earnings	(85,470)	(23,685)
Net unrealized depreciation of investments	(81,528)	(131,171)

Total shareholders’ equity	1,260,795	1,175,915

Total liabilities and shareholders’ equity	$2,171,761	$2,041,724

See accompanying notes.

AMERICAN CAPITAL STRATEGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$23,102	$19,901
Control investments	26,201	17,004
Affiliate investments	6,253	1,476
Interest rate hedging agreements	(5,945)	(3,676)

Total interest and dividend income	49,611	34,705

Fees
Non-Control/Non-Affiliate investments	1,556	6,859
Control investments	8,542	1,498
Affiliate investments	876	2

Total fee income	10,974	8,359

Total operating income	60,585	43,064

OPERATING EXPENSES:
Interest	6,045	4,011
Salaries and benefits	5,743	4,674
General and administrative	5,880	3,616
Stock-based compensation	1,368	—

Total operating expenses	19,036	12,301

NET OPERATING INCOME	41,549	30,763

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	(11,152)	3,191
Control investments	(45,434)	714
Affiliate investments	(3)	—

Total net realized (loss) gain on investments	(56,589)	3,905

Net unrealized appreciation (depreciation) appreciation of investments
Non-Control/Non-Affiliate investments	9,829	(9,544)
Control investments	50,320	(26,964)
Affiliate investments	1,731	1,339
Interest rate hedging agreements	(12,237)	(474)

Total net unrealized appreciation (depreciation) of investments	49,643	(35,643)

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$34,603	$(975)

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.62	$0.65
Diluted	$0.61	$0.65
NET EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.52	$(0.02)
Diluted	$0.51	$(0.02)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	67,126	47,393
Diluted	68,269	47,578
DIVIDENDS DECLARED PER COMMON SHARE	$0.70	$0.67

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2004

(unaudited)

(in thousands)

Company	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors — Construction Material	Subordinated Debt Common Stock Warrants, 10.0% of Co.(1)	$9,670 534	$9,719 394

			10,204	10,113

ACE Cash Express, Inc.(2)	Diversified Financial Services — Retail Financial Services Stores	Subordinated Debt	30,240	30,240

Aerus, LLC	Household Durables — Vacuum Cleaners	Common Membership Warrants, 2.5% of Co.(1)	246	—

Alemite Holdings, Inc.	Machinery — Lubricating Equipment	Subordinated Debt Common Stock Warrants, 9.0% of Co.(1)	10,485 124	10,485 124

			10,609	10,609

Atlantech Holding Corp.	Construction & Engineering — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co. Redeemable Preferred Stock with Non-Detachable Common Stock, 1.1% of Co.(1)	20,486 1,285	19,575 824

			21,771	20,399

Baran Group, Ltd (2)(3)	Communications Equipment — Wireless Communications Network Services	Common Stock, 0.5% of Co.(1)	2,373	293

BC Natural Foods LLC	Food Products — Organic & Natural Poultry	Senior Debt Subordinated Debt Common Membership Warrants, 15.2% of Co.(1)	5,231 26,913 3,331	5,231 26,913 6,513

			35,475	38,657

BLI Holdings Corp.	Personal Products — Personal Care Items	Subordinated Debt	17,046	17,046

Bumble Bee Seafoods, L.P.	Food Products — Canned Tuna and Other Seafood	Subordinated Debt Partnership Unit Warrants, 1.2% of Co.(1)	14,873 421	14,873 1,754

			15,294	16,627

CamelBak Products, LLC	Leisure Equipment & Products — Portable Hands-Free Hydration Systems	Subordinated Debt	37,920	37,920

Case Logic, Inc.	Leisure Equipment & Products — Storage Products	Subordinated Debt with Non-Detachable Warrants, 8.4% of Co. Common Stock, 0.5% of Co.(1) Redeemable Preferred Stock	23,838 — 443	22,848 — 432

			24,281	23,280

Chronic Care Solutions, Inc.	Health Care Equipment & Supplies — Mail Order Medical Supplies	Subordinated Debt Common Stock, 0.2% of Co.(1) Preferred Stock, Convertible into 0.2% of Co.(1) Common Stock Warrants, 3.6% of Co.(1)	43,185 1 144 1,676	43,185 1 144 1,676

			45,006	45,006

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2004

(unaudited)

(in thousands)

Company	Industry	Investment	Cost	Fair Value
CIVCO Holding, Inc.	Health Care Equipment & Supplies — Medical Products Supporting Ultrasound Imaging Equipment	Subordinated Debt Redeemable Preferred Stock Common Stock, 9.6% of Co.(1) Common Stock Warrants, 4.2% of Co.(1)	11,006 1,040 2,123 997	11,006 1,040 2,123 997

			15,166	15,166

Corporate Benefit Services of America, Inc	Commercial Services & Supplies — Third Party Manager and Administrator of Employee Healthcare Benefit Plans	Senior Debt Subordinated Debt Common Stock Warrants, 2.7% of Co.(1)	3,981 14,493 695	3,981 14,493 695

			19,169	19,169

Corrpro Companies, Inc.(2)	Construction & Engineering — Corrosion Protection Related Services, Systems, Equipment and Materials	Subordinated Debt Common Stock Warrants, 19.1% of Co.(1) Redeemable Preferred Stock(1)	11,265 3,392 1,168	11,265 3,392 1,168

			15,825	15,825

DigitalNet, Inc.(2)	IT Services — Information Services	Common Stock Warrants 0.2% of Co.(1)	624	637

Erie County Plastics Corporation	Containers & Packaging — Molded Plastics	Subordinated Debt Common Stock Warrants, 14.8% of Co.(1)	9,715 1,170	9,733 1,890

			10,885	11,623

Euro-Pro Operating LLC	Household Durables — Home Cleaning Products	Senior Debt	39,816	39,816

Formed Fiber Technologies, Inc.	Auto Components — Non-woven Fiber Products	Subordinated Debt Common Stock Warrants 4.4% of Co.(1)	13,831 122	13,831 122

			13,953	13,953

Hartstrings LLC	Textiles, Apparel & Luxury Goods — Children’s Apparel	Senior Debt Subordinated Debt Common Membership Warrants, 37.3% of Co.(1)	3,076 12,322 3,572	3,076 12,322 4,918

			18,970	20,316

Interior Specialist, Inc	Commercial Services & Supplies — Outsourced Interior Design and Installation Services	Subordinated Debt	12,838	12,838

JAG Industries, Inc.	Metals & Mining — Metal Fabrication & Tablet Manufacturing	Subordinated Debt(1)	1,398	101

Kelly Aerospace, Inc.	Aerospace & Defense — General Aviation & Performance Automotive	Subordinated Debt Common Stock Warrants, 20.0% of Co.(1)	9,266 1,588	9,266 1,259

			10,854	10,525

Mobile Tool International, Inc.	Machinery — Aerial Lift Equipment	Subordinated Debt(1)	2,698	1,604

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2004

(unaudited)

(in thousands)

Company	Industry	Investment	Cost	Fair Value
MP TotalCare, Inc.	Healthcare Equipment & Supplies – Respiratory & Diabetic Supplies	Senior Debt	14,821	14,821

Nailite International, Inc.	Building Products — Siding Manufacturer	Subordinated Debt Common Stock Warrants, 5.0% of Co.(1)	8,227 1,232	8,227 2,333

			9,459	10,560

Nancy’s Specialty Foods, Inc.	Food Products — Frozen Gourmet Quiche Entrees, Appetizers and Desserts	Subordinated Debt	15,128	15,128

Patriot Medical Technologies, Inc.	Commercial Services & Supplies — Repair Services	Common Stock Warrants, 7.8% of Co.(1) Preferred Stock, Convertible into 4.3% of Co.(1)	612 1,319	— 564

			1,931	564

Phillips & Temro Holdings LLC	Auto Components — Automotive and Heavy Duty Truck Products	Subordinated Debt Common Stock Warrants, 5.0% of Co.(1)	4,676 348	4,676 1,644

			5,024	6,320

Plastech Engineered Products, Inc.	Auto Components — Automotive Component Systems	Common Stock Warrants, 2.1% of Co.(1)	2,577	11,767

Riddell Holdings, LLC	Leisure Equipment & Products — Branded Sporting Goods	Subordinated Debt Common Stock 3.9% of Co.(1) Redeemable Preferred Stock	20,374 2,141 859	20,374 2,876 859

			23,374	24,109

Stravina Operating Company, LLC	Leisure Equipment & Products — Personalized Novelty and Souvenir Items	Subordinated Debt Common Stock, 4.0% of Co.(1)	27,353 1,000	27,353 1,000

			28,353	28,353

Technical Concepts Holdings, LLC	Building Products — Automated Restroom Hygiene Solutions	Senior Debt Subordinated Debt Common Stock Warrants 5.0% of Co.(1)	16,817 13,357 1,703	16,817 13,357 1,703

			31,877	31,877

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,248	2,252

The Lion Brewery, Inc.	Beverages — Malt Beverages	Subordinated Debt Common Stock Warrants, 54.0% of Co.(1)	6,106 675	6,159 4,012

			6,781	10,171

ThreeSixty Sourcing, Ltd.(3)	Commercial Services & Supplies — Outsourced Management Services	Senior Debt Subordinated Debt Common Stock Warrants, 4.5% of Co.(1)	5,500 19,556 1,386	5,500 11,254 —

			26,442	16,754

TransCore Holdings, Inc.	IT Services — Transportation Information Management Services	Common Stock Warrants, 6.4% of Co.(1) Redeemable Preferred Stock Preferred Stock, Convertible into 1.0% of Co.	4,368 613 2,936	20,817 613 2,936

			7,917	24,366

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2004

(unaudited)

(in thousands)

Company	Industry	Investment	Cost	Fair Value
UAV Corporation	Leisure Equipment & Products — Pre-recorded Video, Audio Tapes & Software	Subordinated Debt	14,208	14,208

Vigo Remittance Corp.	Diversified Financial Services — Electronic Funds Transfer	Senior Debt Subordinated Debt Common Stock Warrants, 4.9% of Co.(1)	12,932 18,549 1,213	12,932 18,549 2,337

			32,694	33,818

Visador Holding Corporation	Building Products — Stair Components and Wood Columns	Subordinated Debt Common Stock Warrants, 5.4% of Co.(1)	9,768 462	9,768 462

			10,230	10,230

Warner Power, LLC	Electrical Equipment — Power Systems & Electrical Ballasts	Senior Debt Subordinated Debt Common Stock Warrants, 62.5% of Co.(1)	914 8,422 2,246	914 8,455 517

			11,582	9,886

Weston ACAS Holdings, Inc.	Commercial Services & Supplies — Environnemental Consulting	Subordinated Debt	7,675	7,675

Subtotal Non-Control / Non-Affiliate Investments			664,982	684,622

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments — Banking Security Systems	Senior Debt Subordinated Debt Common Stock, 90.5% of Co.(1)	8,890 21,912 27,246	8,890 21,912 33,571

			58,048	64,373

ACAS Holdings (Inca), Inc.	Building Products — Steel Products	Senior Debt Subordinated Debt Redeemable Preferred Stock (1) Common Stock, 2.3% of Co.(1) Common Stock Warrants, 95.7% of Co.(1)	5,654 11,182 29,661 5,100 3,060	5,654 11,204 3,338 — 446

			54,657	20,642

Aeriform Corporation	Chemicals — Packaged Industrial Gas Distributor	Senior Debt Senior Subordinated Debt Junior Subordinated Debt(1) Common Stock Warrants, 82.8% of Co.(1) Redeemable Preferred Stock(1)	5,167 15,542 16,117 4,360 118	5,167 15,592 3,226 — —

			41,304	23,985

American Decorative Surfaces International, Inc.	Building Products — Decorative Paper & Vinyl Products	Subordinated Debt Preferred Stock, Convertible into 100.0% of Co.(1)	26,481 13,674	21,314 —

			40,155	21,314

ASC Industries, Inc	Auto Components — Aftermarket Automotive Components	Subordinated Debt Common Stock Warrants, 31.6% of Co.(1) Redeemable Preferred Stock	18,159 6,531 4,076	18,159 13,576 4,076

			28,766	35,811

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2004

(unaudited)

(in thousands)

Company	Industry	Investment	Cost	Fair Value
Automatic Bar Controls, Inc.	Commercial Services & Supplies — Beverage Dispensers	Senior Debt Subordinated Debt Common Stock, 63.3% of Co.(1) Common Stock Warrants, 1.7% of Co.(1)	11,850 14,275 7,000 182	11,850 14,275 19,213 490

			33,307	45,828

Auxi Health, Inc.	Health Care Providers & Services — Home Healthcare	Senior Debt Subordinated Debt Common Stock Warrants, 17.5% of Co.(1) Preferred Stock, Convertible into 54.5% of Co.(1)	5,251 17,766 2,599 2,732	5,251 9,365 — —

			28,348	14,616

Biddeford Real Estate Holdings, Inc.	Real Estate — Commercial	Senior Debt Common Stock, 100.0% of Co.(1)	2,784 363	2,784 476

			3,147	3,260

Bridgeport International, Inc.(3)	Machinery — Machine Tools, Metal Cutting Types	Senior Debt Subordinated Debt Common Stock, 28.6% of Co.(1) Preferred Stock, Convertible into 71.4% of Co.(1)	7,454 5,897 2,000 5,000	7,454 5,947 — 2,688

			20,351	16,089

Capital.com, Inc.	Diversified Financial Services — Financial Portal	Common Stock, 85.0% of Co.(1)	1,492	400

Confluence Holdings Corp.	Leisure Equipment & Products — Canoes & Kayaks	Senior Debt Subordinated Debt Redeemable Preferred Stock(1) Preferred Stock, Convertible into 7.1% of Co.(1) Common Stock Warrants, 72.2% of Co.(1) Common Stock, less than 0.1% of Co.(1)	11,467 12,208 6,896 3,529 — 2,700	11,467 10,793 — — — 546

			36,800	22,806

Cottman Acquisitions, Inc.	Commercial Services & Supplies — Franchisor of Automotive Transmission Repair Centers	Subordinated Debt Redeemable Preferred Stock Common Stock Warrants, 5.5% of Co.(1) Common Stock, less than 83.1% of Co.(1)	13,550 14,775 11,197 6,500	13,550 14,775 11,197 6,500

			46,022	46,022

Cycle Gear, Inc.	Specialty Retail — Motor Cycle Accessories	Senior Debt Subordinated Debt Common Stock Warrants, 50.7% of Co.(1) Redeemable Preferred Stock	281 10,575 973 1,880	281 10,629 5,378 1,880

			13,709	18,168

DanChem Technologies, Inc.	Chemicals — Specialty Contract Chemical Manufacturing	Senior Debt Subordinated Debt Common Stock, 38.6% of Co.(1) Common Stock Warrants, 36.3% of Co.(1)	12,361 8,572 2,500 2,221	12,361 8,572 1,072 1,829

			25,654	23,834

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2004

(unaudited)

(in thousands)

Company	Industry	Investment	Cost	Fair Value
Escort Inc.	Leisure Equipment & Products — Automotive Electronic Products	Senior Debt Subordinated Debt Redeemable Preferred Stock Common Stock Warrants, 64.5% of Co.(1)	5,724 17,463 4,974 8,783	5,724 17,463 4,974 17,509

			36,944	45,670

Euro-Caribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt Subordinated Debt Common Stock Warrants, 9.2% of Co.(1) Preferred Stock, Convertible into 75.0% of Co.(1)	7,873 7,659 1,110 4,302	7,920 7,671 116 1,312

			20,944	17,019

European Touch LTD. II	Commercial Services & Supplies — Salon Appliances	Senior Debt Subordinated Debt Common Stock, 25.5% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 62.7% of Co.(1)	4,170 12,275 1,500 486 3,683	4,170 12,275 4,045 486 10,691

			22,114	31,667

Flexi-Mat Holding, Inc.	Leisure Equipment & Products — Pet Beds	Senior Debt Subordinated Debt Common Stock, 82.8% of Co.(1) Redeemable Preferred Stock	7,986 10,840 9,706 8,944	7,986 10,840 14,658 8,944

			37,476	42,428

Fulton Bellows & Components, Inc.	Machinery — Bellows	Senior Debt(1) Subordinated Debt(1) Common Stock Warrants, 7.7% of Co.(1)	12,487 6,808 1,305	8,528 — —

			20,600	8,528

Global Dosimetry Solutions, Inc.	Commercial Services & Supplies — Radiation Dosimetry Services	Subordinated Debt Common Stock, 15.3% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 77.2% of Co.(1)	17,338 1,750 11,982 8,827	17,338 1,750 11,982 8,827

			39,897	39,897

Halex Holdings, Inc.	Construction Materials — Flooring Materials	Subordinated Debt Redeemable Preferred Stock Preferred Stock, Convertible into 70.4% of Co.(1)	20,997 12,882 1,407	20,997 12,882 6,004

			35,286	39,883

Iowa Mold Tooling Co., Inc.	Machinery — Specialty Equipment	Subordinated Debt Common Stock, 32.9% of Co.(1) Redeemable Preferred Stock(1) Common Stock Warrants, 41.0% of Co.(1)	15,468 4,760 18,864 5,918	15,576 — 15,968 783

			45,010	32,327

Jones Stephens Corp.	Building Products — Specialty Plumbing Components	Subordinated Debt Common Stock, 43.8% of Co.(1) Redeemable Preferred Stock(1) Preferred Stock, Convertible into 43.8% of Co.(1)	21,009 3,500 7,000 3,500	21,009 3,500 7,000 3,500

			35,009	35,009

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2004

(unaudited)

(in thousands)

Company	Industry	Investment	Cost	Fair Value
KAC Holdings, Inc.	Chemicals — Assembly Materials	Senior Debt Subordinated Debt Common Stock, 98.4% of Co.(1) Redeemable Preferred Stock	31,181 20,861 1,550 14,096	31,181 20,861 1,550 14,096

			67,688	67,688

Logex Corporation	Road & Rail — Industrial Gases	Subordinated Debt Common Stock Warrants, 85.4% of Co.(1) Redeemable Preferred Stock(1)	20,850 7,454 3,930	20,850 2,782 390

			32,234	24,022

MBT International, Inc.	Distributors — Musical Instrument Distributor	Subordinated Debt Common Stock, 7.2% of Co.(1) Common Stock Warrants, 81.5% of Co.(1) Redeemable Preferred Stock(1)	15,526 1,233 5,254 929	15,530 29 5,254 929

			22,942	21,742

Network for Medical Communication & Research, LLC	Commercial Services & Supplies — Specialized Medical Educational Programs	Subordinated Debt Common Membership Warrants, 32.7% of Co.(1)	13,389 2,038	13,389 47,024

			15,427	60,413

New Piper Aircraft, Inc.	Aerospace & Defense — Aircraft Manufacturing	Senior Debt Subordinated Debt Common Stock, 93.0% of Co.(1)	57,329 28 95	57,371 509 2,234

			57,452	60,114

NewStarcom Holdings, Inc.	Construction & Engineering — Electrical Contractor	Subordinated Debt Common Stock, 0.2% of Co.(1) Preferred Stock, Convertible into 66.4% of Co.(1)	33,278 — 11,500	36,945 — —

			44,778	36,945

nSpired Holdings, Inc.	Food Products — Natural and Organic Foods	Senior Debt Subordinated Debt Common Stock, 100.0% of Co.(1) Redeemable Preferred Stock	17,839 9,033 5,000 26,071	17,839 9,033 874 26,071

			57,943	53,817

Optima Bus Corp.	Machinery — Buses	Senior Debt Subordinated Debt Common Stock, 1.0% of Co.(1) Preferred Stock, Convertible into 91.4% of Co.(1) Common Stock Warrants, 2.1% of Co.(1)	2,226 10,863 1,896 18,748 4,041	2,226 8,640 — — —

			37,774	10,866

PaR Systems, Inc.	Machinery — Robotic Systems	Subordinated Debt Common Stock, 21.3% of Co.(1) Common Stock Warrants, 35.1% of Co.(1)	19,246 2,500 4,116	19,246 6,897 11,357

			25,862	37,500

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2004

(unaudited)

(in thousands)

Company	Industry	Investment	Cost	Fair Value
Precitech, Inc.	Machinery — Ultra Precision Machining Systems	Senior Debt Subordinated Debt Redeemable Preferred Stock(1) Common Stock, 43.3% of Co. (1) Common Stock Warrants, 44.7% of Co.(1)	7,662 5,258 4,738 2,204 2,278	7,662 5,258 1,356 — 717

			22,140	14,993

Roadrunner Freight Systems, Inc.	Road & Rail — Truck Freight Delivery	Subordinated Debt Common Stock, 57.6% of Co.(1) Common Stock Warrants, 12.1% of Co.(1)	17,164 13,550 2,840	17,164 16,487 3,226

			33,554	36,877

Specialty Brands of America, Inc.	Food Products — Specialty Foods	Senior Debt Subordinated Debt Redeemable Preferred Stock Common Stock, 22.0% of Co.(1) Common Stock Warrants, 63.1% of Co.(1)	24,398 15,649 11,603 3,392 9,746	24,398 15,649 11,603 3,392 9,746

			64,788	64,788

S-Tran Holdings, Inc.	Road & Rail — Overnight Shorthaul Delivery	Subordinated Debt Redeemable Preferred Stock(1) Common Stock, 18.0% of Co.(1) Common Stock Warrants, 62.0% of Co.(1)	16,024 7,000 — 2,869	13,499 — — —

			25,893	13,499

Texstars, Inc.	Aerospace & Defense — Aviation and Transportation Accessories	Senior Debt Subordinated Debt Common Stock, 36.4% of Co.(1) Common Stock Warrants, 37.4% of Co.(1)	13,098 7,354 1,500 1,542	13,098 7,354 6,018 6,639

			23,494	33,109

The Hygenic Corporation	Healthcare Equipment & Supplies — Healthcare and Fitness Products	Subordinated Debt Redeemable Preferred Stock (1) Common Stock, 39.7% of Co.(1)	10,185 11,250 1,250	10,185 11,250 1,250

			22,685	22,685

Subtotal Control Investments			1,279,694	1,208,634

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies — Case Management Software, Financial and Other Services	Senior Debt Subordinated Debt Common Stock, 6.5% of Co.(1) Common Stock Warrants, 2.3% of Co.(1)	4,047 13,578 1,000 343	4,047 13,578 1,000 343

			18,968	18,968

FMI Holdco I, LLC	Road & Rail — Full-Service Logistics Provider	Senior Debt Subordinated Debt Common Stock, 11.7% of Co.(1) Redeemable Preferred Stock(1)	17,491 12,338 2,683 1,567	17,491 12,338 2,683 1,567

			34,079	34,079

Futurelogic Group, Inc.	Computers & Peripherals — Embedded Thermal Printer Solutions	Senior Debt Subordinated Debt Common Stock, 5.1% of Co.(1) Common Stock Warrants, 2.7% of Co.(1)	11,957 13,349 20 —	11,957 13,349 1,815 946

			25,326	28,067

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2004

(unaudited)

(in thousands)

Company	Industry	Investment	Cost	Fair Value
Marcal Paper Mills, Inc.	Household Products — Towel, Tissue & Napkin Products	Senior Debt Subordinated Debt Common Stock Warrants, 20.0% of Co.(1) Common Stock, 15.0% of Co.(1)	22,658 21,069 5,001 —	22,658 21,069 4,773 —

			48,728	48,500

Money Mailer, LLC	Advertising — Shared Mail Direct Marketer	Subordinated Debt Common Stock, 5.9% of Co.(1)	8,605 1,500	8,605 1,992

			10,105	10,597

Nivel Holdings, LLC	Distributors — Golf Car Replacement Parts and Accessories	Senior Debt Subordinated Debt Redeemable Preferred Stock(1) Common Stock, 7.9% of Co.(1) Common Stock Warrants, 3.3% of Co.(1)	10,857 8,377 900 100 41	10,857 8,377 900 100 41

			20,275	20,275

NWCC Acquisition, LLC	Containers & Packaging — Water-based Adhesives and Coatings	Subordinated Debt Common Stock, 18.3% of Co.(1) Redeemable Preferred Stock(1)	9,616 291 2,764	9,616 24 2,335

			12,671	11,975

T-NETIX, Inc.	Diversified Telecommunication Services — Telecommunciations Services and Products for Correctional Facilities	Subordinated Debt Common Stock, 5.0% of Co.(1)	25,814 1,000	25,814 1,000

			26,814	26,814

Trinity Hospice, Inc.	Health Care Providers & Services — Hospice Care	Senior Debt Common Stock, 10.6% of Co.(1) Redeemable Preferred Stock	15,270 12 4,207	15,270 3,308 4,207

			19,489	22,785

Subtotal Affiliate Investments			216,455	222,060

INTEREST RATE HEDGING AGREEMENTS

	Interest Rate Swap - Pay Fixed/Receive Floating	25 Contracts Notional Amounts Totaling $718,692	—	(38,208)
	Interest Rate Swap - Pay Floating/Receive Floating	10 Contracts Notional Amounts Totaling $203,150	—	(195)
	Interest Rate Swaption - Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $39,026	—	2,070
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $31,266	—	620

Subtotal Interest Rate Hedging Agreements			—	(35,713)

Totals			$2,161,131	$2,079,603

(1)	Non-income producing
(2)	Public company
(3)	Foreign investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors — Construction Material	Subordinated Debt Common Stock Warrants, 10.0% of Co.(1)	$9,645 534	$9,699 394

			10,179	10,093

Academy Events Services, LLC	Commercial Services & Supplies — Tent and Canvas	Senior Debt Subordinated Debt(1) Common Stock Warrants, 5.6% of Co.(1) Common Stock, 2.8% of Co.(1) Redeemable Preferred Stock(1)	5,975 6,947 636 — 500	5,975 270 — — —

			14,058	6,245

ACE Cash Express, Inc.(2)	Diversified Financial Services — Retail Financial Services Stores	Subordinated Debt	36,725	36,725

Aerus, LLC	Household Durables — Vacuum Cleaners	Common Membership Warrants, 2.5% of Co.(1)	246	228

Alemite Holdings, Inc.	Machinery — Lubricating Equipment	Subordinated Debt Common Stock Warrants, 9% of Co.(1)	10,427 124	10,427 124

			10,551	10,551

Atlantech Holding Corp.	Construction & Engineering — Polymer-based Products	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co. Redeemable Preferred Stock with Non- Detachable Common Stock, 1.1% of Co.(1)	20,300 1,285	19,392 824

			21,585	20,216

Baran Group, Ltd (2)(3)	Communications Equipment — Wireless Communications Network Services	Common Stock, 0.5% of Co.(1)	2,373	284

BC Natural Foods LLC	Food Products — Organic & Natural Poultry	Senior Debt Subordinated Debt Common Membership Warrants, 15.2% of Co.(1)	5,379 26,725 3,331	5,379 26,725 6,513

			35,435	38,617

BLI Holdings Corp.	Personal Products — Personal Care Items	Subordinated Debt	16,912	16,912

Bumble Bee Seafoods, L.P.	Food Products —Canned Tuna and Other Seafood	Subordinated Debt Partnership Unit Warrants, 1.2% of Co.(1)	14,764 421	14,764 2,510

			15,185	17,274

CamelBak Products, LLC	Leisure Equipment & Products — Portable Hands-Free Hydration Systems	Subordinated Debt	37,634	37,634

Case Logic, Inc.	Leisure Equipment & Products — Storage Products	Subordinated Debt with Non-Detachable Warrants, 8.3% of Co. Common Stock, 0.5% of Co.(1) Redeemable Preferred Stock	23,399 — 441	22,417 — 430

			23,840	22,847

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies — Mail Order Medical Supplies	Subordinated Debt Common Stock Warrants, 6.0% of Co.(1)	37,038 1,676	37,038 1,676

			38,714	38,714

Corporate Benefit Services of America, Inc	Commercial Services & Supplies — Third Party Manager and Administrator of Employee Healthcare Benefit Plans	Senior Debt Subordinated Debt Common Stock Warrants, 2.7% of Co.(1)	3,981 14,403 695	3,981 14,403 695

			19,079	19,079

Cycle Gear, Inc.	Specialty Retail — Motor Cycle Accessories	Senior Debt Subordinated Debt Common Stock Warrants, 50.7% of Co.(1) Redeemable Preferred Stock	328 9,533 973 1,836	328 9,591 5,378 1,836

			12,670	17,133

DigitalNet, Inc.(2)	IT Services — Information Services	Common Stock Warrants 0.2% of Co.(1)	624	488

Erie County Plastics Corporation	Containers & Packaging — Molded Plastics	Subordinated Debt Common Stock Warrants, 14.8% of Co.(1)	9,685 1,170	9,707 1,027

			10,855	10,734

Euro-Pro Operating LLC	Household Durables — Home Cleaning Products	Senior Debt	39,808	39,808

Formed Fiber Technologies, Inc.	Auto Components — Non-woven Fiber Products	Subordinated Debt Common Stock Warrants 5.5% of Co.(1)	13,721 123	13,721 123

			13,844	13,844

Hartstrings LLC	Textiles, Apparel & Luxury Goods — Children’s Apparel	Senior Debt Subordinated Debt Common Membership Warrants, 40.2% of Co.(1)	3,463 12,238 3,572	3,463 12,238 4,918

			19,273	20,619

JAG Industries, Inc.	Metals & Mining — Metal Fabrication & Tablet Manufacturing	Subordinated Debt(1)	1,438	141

Kelly Aerospace, Inc.	Aerospace & Defense — General Aviation & Performance Automotive	Subordinated Debt Common Stock Warrants, 20.0% of Co.(1)	9,203 1,588	9,203 1,588

			10,791	10,791

Marcal Paper Mills, Inc.	Household Products — Towel, Tissue & Napkin Products	Senior Debt Subordinated Debt Common Stock Warrants, 20.0% of Co.(1)	16,136 20,538 5,001	16,136 20,538 4,774

			41,675	41,448

MATCOM International Corp.	IT Services — Information and Engineering Services for Federal Government Agencies	Senior Debt Subordinated Debt Common Stock Warrants, 2.0% of Co.(1)	7,660 5,688 805	7,660 5,688 805

			14,153	14,153

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value
Mobile Tool International, Inc.	Machinery — Aerial Lift Equipment	Subordinated Debt(1)	2,698	1,056

MP TotalCare, Inc.	Healthcare Equipment & Supplies — Respiratory & Diabetic Supplies	Senior Debt	14,816	14,816

Nailite International, Inc.	Building Products — Siding Manufacturer	Subordinated Debt Common Stock Warrants, 5.5% of Co.(1)	8,172 1,232	8,172 2,333

			9,404	10,505

Nancy’s Specialty Foods, Inc.	Food Products — Frozen Gourmet Quiche Entrees, Appetizers and Desserts	Subordinated Debt	15,030	15,030

Patriot Medical Technologies, Inc.	Commercial Services & Supplies — Repair Services	Common Stock Warrants, 7.8% of Co.(1) Preferred Stock, Convertible into 4.2% of Co.(1)	612 1,320	101 775

			1,932	876

Phillips & Temro Holdings LLC	Auto Components — Automotive and Heavy Duty Truck Products	Subordinated Debt Common Stock Warrants, 5.0% of Co.(1)	4,667 348	4,667 1,644

			5,015	6,311

Plastech Engineered Products, Inc.	Auto Components — Automotive Component Systems	Subordinated Debt Common Stock Warrants, 2.1% of Co.(1)	9,349 2,577	9,349 9,221

			11,926	18,570

Riddell Holdings, LLC	Leisure Equipment & Products — Branded Sporting Goods	Subordinated Debt Common Stock 3.9% of Co.(1) Redeemable Preferred Stock	20,219 2,141 859	20,219 2,141 859

			23,219	23,219

Stravina Operating Company, LLC	Leisure Equipment & Products — Personalized Novelty and Souvenir Items	Subordinated Debt Common Stock, 4.1% of Co.(1)	27,048 1,000	27,048 1,000

			28,048	28,048

Technical Concepts Holdings, LLC	Building Products — Automated Restroom Hygiene Solutions	Senior Debt Subordinated Debt Common Stock Warrants 5.0% of Co.(1)	17,235 13,325 1,703	17,235 13,325 1,703

			32,263	32,263

The L.A. Studios, Inc.	Media — Audio Production	Subordinated Debt	2,266	2,271

The Lion Brewery, Inc.	Beverages — Malt Beverages	Subordinated Debt Common Stock Warrants, 54.0% of Co.(1)	6,087 675	6,143 4,012

			6,762	10,155

ThreeSixty Sourcing, Ltd.(3)	Commercial Services & Supplies — Outsourced Management Services	Senior Debt Subordinated Debt Common Stock Warrants, 4.5% of Co.(1)	4,500 19,550 1,387	4,500 18,490 —

			25,437	22,990

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value
TransCore Holdings, Inc.	IT Services — Transportation Information Management Services	Subordinated Debt Common Stock Warrants, 7.1% of Co.(1) Redeemable Preferred Stock Preferred Stock, Convertible into 1.1% of Co.	25,332 4,368 575 2,901	25,435 14,567 575 2,901

			33,176	43,478

UAV Corporation	Leisure Equipment & Products — Pre-recorded Video, Audio Tapes & Software	Subordinated Debt	14,033	14,033

Vigo Remittance Corp.	Diversified Financial Services — Electronic Funds Transfer	Senior Debt Subordinated Debt Common Stock Warrants, 5.0% of Co.(1)	13,918 18,757 1,213	13,918 18,757 1,213

			33,888	33,888

Visador Holding Corporation	Building Products — Stair Components and Wood Columns	Subordinated Debt Common Stock Warrants, 5.4% of Co.(1)	9,706 462	9,706 462

			10,168	10,168

Warner Power, LLC	Electrical Equipment — Power Systems & Electrical Ballasts	Senior Debt Subordinated Debt Common Stock Warrants, 62.5% of Co.(1)	997 8,347 2,246	997 8,379 1,735

			11,590	11,111

Weston ACAS Holdings, Inc.	Commercial Services & Supplies — Environnemental Consulting	Subordinated Debt	12,792	12,792

Subtotal Non-Control / Non-Affiliate Investments			742,110	756,158

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments — Banking Security Systems	Senior Debt Subordinated Debt Common Stock, 95.1% of Co.(1)	8,888 21,743 27,246	8,888 21,743 29,636

			57,877	60,267

ACAS Holdings (Inca), Inc.	Building Products — Steel Products	Senior Debt Subordinated Debt Redeemable Preferred Stock (1) Common Stock, 2.3% of Co.(1) Common Stock Warrants, 95.7% of Co.(1)	5,651 10,957 29,011 5,100 3,060	5,651 10,988 5,588 — 661

			53,779	22,888

Aeriform Corporation	Chemicals — Packaged Industrial Gas Distributor	Senior Debt Senior Subordinated Debt Junior Subordinated Debt(1) Common Stock Warrants, 82.8% of Co.(1) Redeemable Preferred Stock(1)	5,047 15,301 16,117 4,360 118	5,047 15,353 10,386 — —

			40,943	30,786

American Decorative Surfaces International, Inc.	Building Products — Decorative Paper & Vinyl Products	Subordinated Debt Preferred Stock, Convertible into 100.0% of Co.(1)	26,202 13,674	21,035 —

			39,876	21,035

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value
ASC Industries, Inc	Auto Components — Aftermarket Automotive Components	Subordinated Debt Common Stock Warrants, 31.6% of Co.(1) Redeemable Preferred Stock	18,077 6,531 3,940	18,077 12,290 3,940

			28,548	34,307

Automatic Bar Controls, Inc.	Commercial Services & Supplies — Beverage Dispensers	Senior Debt Subordinated Debt Common Stock, 63.3% of Co.(1) Common Stock Warrants, 1.7% of Co.(1)	13,611 14,195 7,000 182	13,611 14,195 16,657 425

			34,988	44,888

Auxi Health, Inc.	Health Care Providers & Services — Home Healthcare	Senior Debt Subordinated Debt Common Stock Warrants, 17.5% of Co.(1) Preferred Stock, Convertible into 54.5% of Co.(1)	5,250 17,198 2,599 2,733	5,250 8,801 — —

			27,780	14,051

Biddeford Real Estate Holdings, Inc.	Real Estate — Commercial	Senior Debt Common Stock, 100.0% of Co.(1)	2,823 363	2,823 476

			3,186	3,299

Bridgeport International, Inc.(3)	Machinery — Machine Tools, Metal Cutting Types	Senior Debt Subordinated Debt Common Stock, 16.9% of Co.(1) Preferred Stock, Convertible into 83.1% of Co.(1)	11,714 5,667 2,000 5,000	11,714 5,719 — 2,688

			24,381	20,121

Capital.com, Inc.	Diversified Financial Services — Financial Portal	Preferred Stock, Convertible into 85.0% of Co.(1)	1,492	500

Chromas Technologies Corp.(3)	Machinery — Printing Presses	Senior Debt(1) Subordinated Debt(1) Common Stock, 34.1% of Co.(1) Common Stock Warrants, 25.0% of Co.(1) Redeemable Preferred Stock(1) Preferred Stock, Convertible into 39.0% of Co.(1)	1,078 17,080 1,500 1,071 6,222 6,680	1,078 2,919 — — — —

			33,631	3,997

Confluence Holdings Corp.	Leisure Equipment & Products — Canoes & Kayaks	Senior Debt Subordinated Debt Redeemable Preferred Stock(1) Preferred Stock, Convertible into 7.1% of Co.(1) Common Stock Warrants, 72.2% of Co.(1) Common Stock, less than 0.1% of Co.(1)	7,542 11,093 6,896 3,529 — 2,700	7,542 9,681 — — — 546

			31,760	17,769

DanChem Technologies, Inc.	Chemicals — Specialty Contract Chemical Manufacturing	Senior Debt Subordinated Debt Common Stock, 38.7% of Co.(1) Common Stock Warrants, 36.3% of Co.(1)	12,512 8,514 2,500 2,221	12,512 8,514 56 2,040

			25,747	23,122

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value
Escort Inc.	Leisure Equipment & Products — Automotive Electronic Products	Senior Debt Subordinated Debt Redeemable Preferred Stock Common Stock Warrants, 64.1% of Co.(1)	5,723 17,394 4,794 8,783	5,723 17,394 4,794 10,724

			36,694	38,635

Euro-Caribe Packing Company, Inc.	Food Products — Meat Processing	Senior Debt Subordinated Debt Common Stock Warrants, 9.2% of Co.(1) Preferred Stock, Convertible into 75.0% of Co.(1)	7,866 7,653 1,110 4,302	7,915 7,666 116 1,312

			20,931	17,009

European Touch LTD. II	Commercial Services & Supplies — Salon Appliances	Senior Debt Subordinated Debt Common Stock, 36.2% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 53.8% of Co.(1)	4,766 12,119 1,500 477 3,683	4,766 12,119 4,913 477 7,309

			22,545	29,584

Flexi-Mat Holding, Inc.	Leisure Equipment & Products— Pet Beds	Senior Debt Subordinated Debt Common Stock, 92.0% of Co.(1) Redeemable Preferred Stock	8,230 10,765 9,706 8,644	8,230 10,765 9,706 8,644

			37,345	37,345

Fulton Bellows & Components, Inc.	Machinery — Bellows	Senior Debt(1) Subordinated Debt(1) Common Stock Warrants, 7.7% of Co.(1)	12,750 6,799 1,305	8,791 — —

			20,854	8,791

Global Dosimetry Solutions, Inc.	Commercial Services & Supplies — Radiation Dosimetry Services	Subordinated Debt Common Stock, 15.3% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 77.2% of Co.(1)	17,227 1,750 11,588 8,827	17,227 1,750 11,588 8,827

			39,392	39,392

Halex Holdings, Inc.	Construction Materials — Flooring Materials	Subordinated Debt Redeemable Preferred Stock Preferred Stock, Convertible into 70.4% of Co.(1)	20,782 12,704 1,406	20,782 12,704 6,004

			34,892	39,490

Iowa Mold Tooling Co., Inc.	Machinery — Specialty Equipment	Subordinated Debt Common Stock, 32.9% of Co.(1) Redeemable Preferred Stock(1) Common Stock Warrants, 41.0% of Co.(1)	15,426 4,760 18,864 5,918	15,540 — 15,968 783

			44,968	32,291

Jones Stephens Corp.	Building Products— Specialty Plumbing Components	Subordinated Debt Common Stock, 43.8% of Co.(1) Redeemable Preferred Stock(1) Preferred Stock, Convertible into 43.8% of Co.(1)	20,843 3,500 7,000 3,500	20,843 3,500 7,000 3,500

			34,843	34,843

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value
Logex Corporation	Road & Rail — Industrial Gases	Subordinated Debt Common Stock Warrants, 85.4% of Co.(1) Redeemable Preferred Stock(1)	19,959 7,454 3,930	19,959 2,782 390

			31,343	23,131

MBT International, Inc.	Distributors — Musical Instrument Distributor	Subordinated Debt Common Stock, 7.2% of Co.(1) Common Stock Warrants, 81.5% of Co.(1) Redeemable Preferred Stock(1)	15,325 1,233 5,254 929	15,329 29 5,254 929

			22,741	21,541

Network for Medical Communication & Research, LLC	Commercial Services & Supplies — Specialized Medical Educational Programs	Subordinated Debt Common Membership Warrants, 32.8% of Co.(1)	13,892 2,038	13,892 36,377

			15,930	50,269

New Piper Aircraft, Inc.	Aerospace & Defense — Aircraft Manufacturing	Senior Debt Subordinated Debt Common Stock, 77.1% of Co.(1)	54,146 18 95	54,191 499 2,234

			54,259	56,924

NewStarcom Holdings, Inc.	Construction & Engineering — Electrical Contractor	Subordinated Debt Common Stock, 0.2% of Co.(1) Preferred Stock, Convertible into 66.4% of Co.(1)	33,273 — 11,500	40,372 — —

			44,773	40,372

nSpired Holdings, Inc.	Food Products — Natural and Organic Foods	Senior Debt Subordinated Debt Common Stock, 100.0% of Co.(1) Redeemable Preferred Stock	17,507 8,895 5,000 25,500	17,507 8,895 5,000 25,500

			56,902	56,902

Optima Bus Corp.	Machinery — Buses	Senior Debt Subordinated Debt Common Stock, 1.0% of Co.(1) Preferred Stock, Convertible into 91.4% of Co.(1) Common Stock Warrants, 2.1% of Co.(1)	3,126 10,120 1,896 18,748 4,041	3,126 7,927 — — —

			37,931	11,053

PaR Systems, Inc.	Machinery — Robotic Systems	Subordinated Debt Common Stock, 21.3% of Co.(1) Common Stock Warrants, 35.1% of Co.(1)	19,112 2,500 4,116	19,112 6,897 11,357

			25,728	37,366

Precitech, Inc.	Machinery — Ultra Precision Machining Systems	Senior Debt Subordinated Debt Redeemable Preferred Stock(1) Common Stock, 43.3% of Co. (1) Common Stock Warrants, 44.7% of Co.(1)	9,585 5,232 2,241 2,204 2,278	9,585 5,232 — — 154

			21,540	14,971

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value
Roadrunner Freight Systems, Inc.	Road & Rail — Truck Freight Delivery	Subordinated Debt Common Stock, 57.6% of Co.(1) Common Stock Warrants, 12.1% of Co.(1)	16,960 13,550 2,840	16,960 16,487 3,226

			33,350	36,673

Specialty Brands of America, Inc.	Food Products — Specialty Foods	Senior Debt Subordinated Debt Redeemable Preferred Stock Common Stock, 23.5% of Co.(1) Common Stock Warrants, 67.7% of Co.(1)	24,598 15,553 11,184 3,392 9,746	24,598 15,553 11,184 3,392 9,746

			64,473	64,473

STACAS Holdings, Inc.	Road & Rail — Overnight Shorthaul Delivery	Subordinated Debt Redeemable Preferred Stock(1) Common Stock, 18.0% of Co.(1) Common Stock Warrants, 62.0% of Co.(1)	15,956 5,000 — 2,869	15,956 2,355 — 2,755

			23,825	21,066

Sunvest Industries, Inc.	Metals & Mining — Contract Manufacturing	Senior Debt(1) Subordinated Debt(1) Common Stock Warrants, 73.0% of Co.(1)	7,011 5,642 1,358	— — —

			14,011	—

Texstars, Inc.	Aerospace & Defense — Aviation and Transportation Accessories	Senior Debt Subordinated Debt Common Stock, 36.4% of Co.(1) Common Stock Warrants, 37.4% of Co.(1)	13,382 7,307 1,500 1,542	13,382 7,307 5,574 5,730

			23,731	31,993

Subtotal Control Investments			1,166,989	1,041,144

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies — Case Management Software, Financial and Other Services	Senior Debt Subordinated Debt Common Stock, 6.5% of Co.(1) Common Stock Warrants, 2.3% of Co.(1)	4,042 13,496 1,000 343	4,042 13,496 1,000 343

			18,881	18,881

CIVCO Holding, Inc.	Health Care Equipment & Supplies — Medical Products Supporting Ultrasound Imaging Equipment	Subordinated Debt Redeemable Preferred Stock Common Stock, 10.3% of Co.(1) Common Stock Warrants, 4.5% of Co.(1)	10,982 982 2,123 997	10,982 982 2,123 997

			15,084	15,084

FMI Holdco I, LLC	Road & Rail — Full-Service Logistics Provider	Senior Debt Subordinated Debt Common Stock, 11.8% of Co.(1) Redeemable Preferred Stock(1)	17,200 12,308 2,682 1,567	17,200 12,308 2,682 1,567

			33,757	33,757

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company	Industry	Investment	Cost	Fair Value
Futurelogic Group, Inc.	Computers & Peripherals — Embedded Thermal Printer Solutions	Senior Debt Subordinated Debt Common Stock, 5.1% of Co.(1) Common Stock Warrants, 2.7% of Co.(1)	12,452 13,265 20 —	12,452 13,265 1,815 946

			25,737	28,478

Money Mailer, LLC	Advertising — Shared Mail Direct Marketer	Subordinated Debt Common Stock, 5.9% of Co.(1)	8,561 1,500	8,561 1,992

			10,061	10,553

NWCC Acquisition, LLC	Containers & Packaging — Water-based Adhesives and Coatings	Subordinated Debt Common Stock, 18.3% of Co.(1) Redeemable Preferred Stock(1)	9,575 291 2,764	9,575 24 2,335

			12,630	11,934

Trinity Hospice, Inc.	Health Care Providers & Services — Hospice Care	Senior Debt Common Stock, 8.2% of Co.(1) Redeemable Preferred Stock	15,265 9 2,391	15,265 1,574 2,391

			17,665	19,230

Subtotal Affiliate Investments			133,815	137,917

INTEREST RATE HEDGING AGREEMENTS
	Interest Rate Swap - Pay Fixed/Receive Floating	26 Contracts Notional Amounts Totaling $731,781	—	(26,533)
	Interest Rate Swap - Pay Floating/Receive Floating	10 Contracts Notional Amounts Totaling $204,415	—	43
	Interest Rate Swaption - Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $56,976	—	2,130
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $32,117	—	884

Subtotal Interest Rate Hedging Agreements			—	(23,476)

Totals			$2,042,914	$1,911,743

(1)	Non-income producing
(2)	Public company
(3)	Foreign investment

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Preferred Stock	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Notes Receivable From Sale of Common Stock	Distributions in Excess of Net Realized Earnings	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity

		Shares	Amount
Balance at December 31, 2002	$—	43,469	$435	$812,150	$—	$(9,021)	$(29,459)	$(86,446)	$687,659
Issuance of common stock	—	11,385	114	245,161	—	—	—	—	245,275
Issuance of common stock under the dividend reinvestment plan	—	6	—	136	—	—	—	—	136
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	34,668	(35,643)	(975)
Distributions	—	—	—	—	—	—	(32,271)	—	(32,271)

Balance at March 31, 2003	$—	54,860	$549	$1,057,447	$—	$(9,021)	$(27,062)	$(122,089)	$899,824

Balance at December 31, 2003	$—	65,949	$659	$1,360,181	$(21,286)	$(8,783)	$(23,685)	$(131,171)	$1,175,915
Issuance of common stock	—	2,174	22	68,012	—	—	—	—	68,034
Issuance of common stock under stock option plans	—	1,099	11	26,870	—	—	—	—	26,881
Issuance of common stock under the dividend reinvestment plan	—	11	—	367	—	—	—	—	367
Repayments of notes receivable from sale of common stock	—	—	—	—	—	372	—	—	372
Stock-based compensation	—	—	—	5,423	(4,055)	—	—	—	1,368
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	(15,040)	49,643	34,603
Distributions	—	—	—	—	—	—	(46,745)	—	(46,745)

Balance at March 31, 2004	$—	69,233	$692	$1,460,853	$(25,341)	$(8,411)	$(85,470)	$(81,528)	$1,260,795

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Operating activities:
Net increase (decrease) in shareholders’ equity resulting from operations	$34,603	$(975)
Adjustments to reconcile net increase (decrease) in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation of investments	(49,643)	35,643
Net realized loss (gain) on investments	56,589	(3,905)
Accretion of loan discounts	(3,051)	(3,755)
Increase in accrued payment-in-kind dividends and interest	(8,982)	(5,727)
Collection of loan origination fees	1,989	839
Amortization of deferred finance costs and debt discount	1,737	811
Stock-based compensation	1,368	—
Depreciation of property and equipment	323	260
Increase in interest receivable	(3,080)	(560)
Decrease (increase) in other assets	1,134	(1,020)
Decrease in other liabilities	(8,770)	(3,314)

Net cash provided by operating activities	24,217	18,297

Investing activities:
Purchases of investments	(242,739)	(178,881)
Principal repayments	73,664	95,691
Collection of payment-in-kind notes	1,059	450
Collection of accreted loan discounts	2,604	741
Proceeds from sale of investments	586	4,343
Capital expenditures	(471)	(540)
Repayments of employee notes receivable issued in exchange for common stock	372	—

Net cash used in investing activities	(164,925)	(78,196)

Financing activities:
Drawings on (repayments of) revolving credit facilities, net	126,349	(81,285)
Repayment of notes payable	(111,418)	(51,379)
Proceeds from repurchase agreements	42,495	—
Increase in deferred financing costs	(1,225)	(461)
Decrease (increase) in debt service escrows	40,584	(3,705)
Issuance of common stock	94,915	245,275
Distributions paid	(50,335)	(33,004)

Net cash provided by financing activities	141,365	75,441

Net increase in cash and cash equivalents	657	15,542
Cash and cash equivalents at beginning of period	8,020	13,080

Cash and cash equivalents at end of period	$8,677	$28,622

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$367	$136

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Per Share Data
Net asset value at beginning of the period(1)	$17.83	$15.82

Net operating income(2)	0.62	0.65
Net realized (loss) gain on investments(2)	(0.84)	0.08
Net unrealized appreciation (depreciation) of investments(2)	0.74	(0.75)

Net increase (decrease) in shareholders’ equity resulting from operations(2)	0.52	(0.02)
Issuance of common stock	0.53	1.19
Effect of antidilution	0.03	0.08
Distribution of net investment income	(0.70)	(0.67)

Net asset value at end of period(1)	$18.21	$16.40

Per share market value at end of period	$33.24	$22.40
Total return (3)	14.2%	6.9%
Shares outstanding at end of period	69,233	54,860
Ratio/Supplemental Data:
Net assets at end of period(1)	$1,260,795	$899,824
Average net assets(1)	$1,218,355	$793,742
Average long-term debt outstanding	$817,700	$507,029
Average long-term debt per common share(2)	$12.18	$10.70
Ratio of operating expenses, net of interest expense, to average net assets(1)	1.07%	1.04%
Ratio of interest expense to average net assets(1)	0.50%	0.51%

Ratio of operating expenses to average net assets(1)	1.57%	1.55%
Ratio of net operating income to average net assets(1)	3.41%	3.88%

(1)	The net assets used in the Consolidated Financial Highlights equals the total shareholders’ equity on the Consolidated Balance Sheets.
(2)	Weighted Average Basic per share data.
(3)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus reinvested dividends, based on the stock price on date of reinvestment, divided by the beginning market value.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

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

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $2,115,316, or $2,079,603 net of interest rate hedging agreements, as of March 31, 2004. These securities consist of senior debt, subordinated debt with equity warrants, preferred stock and common stock. The debt securities have a weighted average effective interest rate of 13.5% as of March 31, 2004 and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. The Company makes investments in securities that do not produce current income. These investments typically consist of equity warrants, common stock and preferred stock and are identified in the accompanying consolidated schedule of investments. At March 31, 2004, loans with seven portfolio companies with a total principal balance of $66,578 were on non-accrual status. At March 31, 2004, loans, excluding loans on non-accrual status, with three portfolio companies with a principal balance of $35,301 were greater than three months past due.

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

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities. The portion of the loan origination fees paid that represents additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Dividend income is recognized on the ex-dividend date. The Company stops accruing interest or dividends on its investments when it is determined that the interest or dividend is not collectible. The Company assesses the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service the Company’s loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and dividends, the Company bases income and dividend accruals on the valuation of the PIK

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, the Company will not accrue interest or dividend income on the notes or securities.

Summaries of the composition of the Company’s portfolio investment portfolio as of March 31, 2004 and December 31, 2003 at cost and fair value are shown in the following table:

	March 31, 2004	December 31, 2003
COST
Senior debt	20.7%	20.9%
Subordinated debt	51.6%	52.7%
Subordinated debt with non-detachable warrants	2.1%	2.1%
Preferred stock	13.2%	12.2%
Common stock warrants	6.6%	6.5%
Common stock	5.8%	5.6%

	March 31, 2004	December 31, 2003
FAIR VALUE
Senior debt	21.0%	21.5%
Subordinated debt	50.5%	53.0%
Subordinated debt with non-detachable warrants	2.0%	2.1%
Preferred stock	8.7%	7.2%
Common stock warrants	11.1%	9.9%
Common stock	6.7%	6.3%

The Company uses the Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value:

	March 31, 2004	December 31, 2003
COST
Commercial Services & Supplies	11.3%	10.0%
Leisure Equipment & Products	11.1%	11.4%
Food Products	9.7%	10.2%
Machinery	8.6%	10.9%
Building Products	8.4%	8.8%
Chemicals	6.2%	3.3%
Road & Rail	5.8%	6.0%
Healthcare Equipment & Supplies	4.5%	3.4%
Aerospace & Defense	4.2%	4.3%
Construction & Engineering	3.8%	3.2%
Diversified Financial Services	3.0%	3.5%
Electronic Equipment & Instruments	2.7%	2.8%
Distributors	2.5%	1.6%
Auto Components	2.3%	2.9%
Household Products	2.2%	2.0%
Healthcare Providers & Services	2.2%	2.2%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
Household Durables	1.9%	2.0%
Construction Materials	1.6%	1.7%
Diversified Telecommunication Services	1.2%	0.0%
Computers & Peripherals	1.2%	1.3%
Containers & Packaging	1.1%	1.2%
Textiles, Apparel & Luxury Goods	0.9%	0.9%
Personal Products	0.8%	0.8%
Specialty Retail	0.6%	0.6%
Media	0.6%	0.1%
Electrical Equipment	0.5%	0.6%
IT Services	0.4%	2.4%
Metals & Mining	0.1%	0.8%
Other	0.6%	1.1%

	March 31, 2004	December 31, 2003
FAIR VALUE
Commercial Services & Supplies	14.2%	12.7%
Leisure Equipment & Products	11.3%	11.3%
Food Products	9.7%	10.8%
Machinery	6.3%	7.2%
Building Products	6.1%	6.8%
Chemicals	5.5%	2.8%
Road & Rail	5.1%	5.9%
Aerospace & Defense	4.9%	5.2%
Healthcare Equipment & Supplies	4.6%	3.6%
Construction & Engineering	3.5%	3.1%
Auto Components	3.2%	3.8%
Diversified Financial Services	3.0%	3.7%
Electronic Equipment & Instruments	3.0%	3.1%
Distributors	2.5%	1.6%
Household Products	2.3%	2.1%
Household Durables	1.9%	2.1%
Construction Materials	1.9%	2.0%
Healthcare Providers & Services	1.8%	1.7%
Computers & Peripherals	1.3%	1.5%
Diversified Telecommunication Services	1.3%	0.0%
IT Services	1.2%	3.0%
Containers & Packaging	1.1%	1.2%
Textiles, Apparel & Luxury Goods	0.9%	1.1%
Specialty Retail	0.8%	0.9%
Personal Products	0.8%	0.9%
Media	0.6%	0.1%
Electrical Equipment	0.5%	0.6%
Beverages	0.5%	0.5%
Advertising	0.0%	0.6%
Other	0.2%	0.1%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2004	December 31, 2003
COST
Mid-Atlantic	20.0%	18.1%
Southwest	21.2%	23.0%
Southeast	17.4%	17.4%
North-Central	18.3%	16.5%
South-Central	11.2%	10.7%
Northeast	9.6%	10.1%
Foreign	2.3%	4.2%

	March 31, 2004	December 31, 2003
FAIR VALUE
Mid-Atlantic	21.2%	19.0%
Southwest	22.4%	24.0%
Southeast	18.4%	18.9%
North-Central	17.8%	15.9%
South-Central	9.6%	9.7%
Northeast	9.0%	10.1%
Foreign	1.6%	2.4%

Note 4. Borrowings

The Company’s debt obligations consisted of the following as of March 31, 2004 and December 31, 2003:

DEBT	March 31, 2004	December 31, 2003
Revolving debt-funding facility due June 13, 2006	$204,249	$116,000
Revolving debt-funding facility due March 25, 2007	38,100	—
Repurchase agreements	42,495	—
ACAS Business Loan Trust 2000-1 asset securitization	20,099	39,348
ACAS Business Loan Trust 2002-1 asset securitization	28,623	42,861
ACAS Business Loan Trust 2002-2 asset securitization	91,173	103,164
ACAS Business Loan Trust 2003-1 asset securitization	176,947	221,298
ACAS Business Loan Trust 2003-2 asset securitization	295,971	317,540

Total	$897,657	$840,211

The weighted average debt balance for the three months ended March 31, 2004 and March 31, 2003 was $817,700 and $507,029, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2004 and 2003 was 2.96%, and 3.16%, respectively. The Company believes that it is currently in compliance with all of its debt covenants.

On March 25, 2004, the Company entered into a new $70,000 secured revolving credit facility with a syndication of lenders. The revolving debt funding period expires on March 25, 2005 unless renewed for an

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

additional one-year period at the discretion of the lenders with any remaining outstanding principal amount due on the termination date of the earlier of March 25, 2007 or the date on which the Company’s other revolving debt funding facility is terminated. During the revolving period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 200 basis points or (ii) the greater of the prime rate plus 25 basis points or a federal funds rate plus 125 basis points. During the amortization period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 400 basis points or (ii) the greater of the prime rate plus 125 basis points or a federal funds rate plus 225 basis points. The Company is also charged an unused commitment fee of 0.25%. As of March 31, 2004, the facility is collateralized by loans from the Company’s portfolio companies with a principal balance of $126,975. The facility contains covenants that, among other things, require the Company to maintain a minimum net worth and certain financial ratios.

During the first quarter 2004, the Company sold all or a portion of certain senior loans under repurchase agreements. The repurchase agreements are short-term financing, in which the Company sells the senior loans for a sale price generally ranging from 70% to 80% of the face amount of the senior loans and the Company has an obligation to repurchase the senior loans at the original sale price on a future date. As of March 31, 2004, the Company had $42,495 outstanding under the repurchase agreements. The Company is required to make payments to the purchaser equal to one-month LIBOR plus 250 basis points of the sales price. The purchaser is entitled to receive all interest and principal on the senior loans and required to remit all interest and principal payments to the Company. The purchaser cannot repledge or sell the loans. The Company has treated the repurchase agreements as secured financing arrangements with the sale price of the senior loans included as a debt obligation on the accompanying consolidated balance sheets.

Note 5. Stock Options

In the second quarter of 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment to FASB Statement No. 123.” In applying SFAS 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed over the vesting period of the options and are included on the accompanying Consolidated Statements of Operations as “Stock-based compensation.” The stock-based compensation for stock options granted in the first quarter of 2003 was not significant for the first quarter of 2003. In accordance with SFAS 123, the Company elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase (decrease) in shareholders’ equity resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and the increase (decrease) in shareholders’ equity resulting from operations:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net operating income
As reported	$41,549	$30,763
Stock-based employee compensation	(1,148)	(1,577)

Pro forma	$40,401	$29,186

Net operating income per common share
Basic as reported	$0.62	$0.65

Basic pro forma	$0.60	$0.62

Diluted as reported	$0.61	$0.65

Diluted pro forma	$0.59	$0.61

Net increase (decrease) in shareholders’ equity resulting from operations
As reported	$34,603	$(975)
Stock-based employee compensation	(1,148)	(1,577)

Pro forma	$33,455	$(2,552)

Net increase (decrease) in shareholders’ equity resulting from operations per common share
Basic as reported	$0.52	$(0.02)

Basic pro forma	$0.50	$(0.05)

Diluted as reported	$0.51	$(0.02)

Diluted pro forma	$0.49	$(0.05)

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase (decrease) in shareholders’ equity resulting from operations for future periods.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Numerator for basic and diluted net operating income per share	$41,549	$30,763

Numerator for basic and diluted earnings (loss) per share	$34,603	$(975)

Denominator for basic weighted average shares	67,126	47,393
Employee stock options	1,141	74
Contingently issuable shares*	2	111

Denominator for diluted weighted average shares	68,269	47,578

Basic net operating income per common share	$0.62	$0.65
Diluted net operating income per common share	$0.61	$0.65
Basic earnings (loss) per common share**	$0.52	$(0.02)
Diluted earnings (loss) per common share**	$0.51	$(0.02)

*	Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.
**	Per Statement of Financial Accounting Standard No. 128, the computation of diluted loss per common share excludes the impact of all contingently issuable shares and stock options that are antidilutive due to the Company reporting a loss.

Note 7. Segment Data

The Company’s reportable segments are its investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly owned subsidiary, ACFS.

The following table presents segment data for the three months ended March 31, 2004:

	ACAS	ACFS	Consolidated
Interest and dividend income	$49,611	$—	$49,611
Fee income	877	10,097	10,974

Total operating income	50,488	10,097	60,585
Interest	6,045	—	6,045
Salaries and benefits	1,268	4,475	5,743
General and administrative	3,405	2,475	5,880
Stock based compensation	278	1,090	1,368

Total operating expenses	10,996	8,040	19,036

Net operating income	39,492	2,057	41,549
Net realized loss on investments	(56,589)	—	(56,589)
Net unrealized appreciation of investments	49,643	—	49,643

Net increase in shareholders’ equity resulting from operations	$32,546	$2,057	$34,603

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Note 8. Commitments

At March 31, 2004, the Company had commitments under loan agreements to fund up to $71,476 to 18 portfolio companies. These commitments are composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company’s portfolio.

As of March 31, 2004, the Company had guarantees of $15,820 for three portfolio companies. The Company entered into performance guarantees with two portfolio companies to ensure the portfolio company’s performance under contracts as required by the portfolio company’s customers. The company would be required to perform under the guarantee if the related portfolio company were unable to meet specific requirements under the related contracts. The performance guarantees will expire upon the performance of the portfolio company. The Company also has a standby letter of credit issued to guarantee the performance of one portfolio company that expires on June 30, 2004. Fundings under the guarantees by the Company would generally constitute a subordinated debt liability of the portfolio company.

Note 9. Shareholders’ Equity

In February 2004, the Company completed a public offering of its common stock and received proceeds, net of the underwriters’ discount, of $59,403 in exchange for 1,890 common shares. Subsequently in March 2004, the Company sold 284 shares of its common stock pursuant to the underwriters’ over-allotment previously granted and received proceeds, net of the underwriters’ discount, of $8,910.

Note 10. Subsequent Events

On April 22, 2004, the Company entered into an amendment to its existing amended and restated loan funding facility and servicing agreement with an original termination date of June 13, 2006. As a result of the amendment, the aggregate commitment increased from $225,000 to $350,000, and the Company’s ability to make draws on the revolving debt funding facility expires on April 21, 2005 and is subject to annual renewals thereafter with the consent of the lenders. If the facility is not renewed on April 21, 2005, any principal amounts then outstanding will be amortized over a 24-month period through a termination date of April 20, 2007.

On April 29, 2004, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation increasing the authorized shares of common stock from 70,000 to 200,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

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

Portfolio Composition

We are a publicly-traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. Our wholly-owned operating subsidiary, American Capital Financial Services, Inc., or ACFS, provides financial advisory services to our portfolio companies. The total portfolio value of investments was $2,079,603 and $1,911,743 at March 31, 2004 and December 31, 2003, respectively. During the three months ended March 31, 2004 and 2003, we made investments totaling $238,600 and $178,000, including $5,600 and $4,500 in funds committed but undrawn under credit facilities. The weighted average effective interest rate on debt securities was 13.5% and 13.4% at March 31, 2004 and December 31, 2003, respectively.

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

Our investments during the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
New Portfolio Company American Capital Sponsored Buyouts	$116,700	$—
New Portfolio Company Private Equity Sponsored Buyouts	100,400	132,300
New Portfolio Company Direct Investments	—	40,000
Add-On Financing for Acquisitions	5,900	—
Add-On Financing for Recapitalization	1,800	—
Add-On Financing for Growth	4,600	—
Add-On Financing for Working Capital	9,200	5,700

Total	$238,600	$178,000

Results of Operations

Our consolidated financial performance, as reflected in our Consolidated Statements of Operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from financial advisory and transaction structuring activities, less our operating expenses. The second element is “Net unrealized (depreciation) appreciation of investments,” which is the net change in the estimated fair values of our portfolio investments at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is “Net realized (loss) gain on investments,” which reflects the difference between the proceeds from an exit of a portfolio investment and the cost at which the investment was carried on our Consolidated Balance Sheets.

The consolidated operating results for the three months ended March 31, 2004 and 2003 follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Operating income	$60,585	$43,064
Operating expenses	19,036	12,301

Net operating income	41,549	30,763
Net realized (loss) gain on investments	(56,589)	3,905
Net unrealized appreciation (depreciation) of investments	49,643	(35,643)

Net increase (decrease) in shareholders’ equity resulting from operations	$34,603	$(975)

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee income. For the three months ended March 31, 2004, total operating income increased $17,521, or 41%, over the three months ended March 31, 2003. Interest and dividend income consisted of the following for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Interest income on debt securities	$51,749	$36,355
Interest cost of interest rate swap agreements	(5,945)	(3,676)
Interest income on bank deposits and employee loans	165	150
Dividend income on equity securities	3,642	1,876

Total interest and dividend income	$49,611	$34,705

Interest income on debt securities increased by $15,394, or 42%, to $51,749 for 2004 from $36,355 for 2003, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments, excluding the impact of interest rate swaps. Our daily weighted average debt investments at cost, excluding discounts, increased from $1,101,800 in 2003 to $1,641,200 in 2004 resulting from new loan originations net of loan repayments during the last twelve months ended March 31, 2004. The daily weighted average interest rate on debt investments decreased to 12.6% in 2004 from 13.2% in 2003 due partially to a decrease in the weighted average monthly prime lending rate from 4.25% in 2003 to 4.00% in 2004 and a decrease in the average monthly LIBOR rate from 1.33% in 2003 to 1.10% in 2004. The non-accruing loans decreased from $91,927 in 2003 to $66,578 in 2004.

To match the interest rate basis of our assets and liabilities and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations, we enter into interest rate swap agreements to hedge securitized debt investments in which we either pay a floating rate based on the prime rate and receive a floating rate based on LIBOR, or pay a fixed rate and receive a floating rate based on LIBOR. Use of the interest rate swaps enables us to manage the impact of changing interest rates on spreads between the yield on our investments and the cost of our borrowings. As a result, both interest income and interest expense are affected by changes in LIBOR. See “Quantitative and Qualitative Disclosure About Market Risk” for a discussion of our use of interest rate swaps to mitigate the impact of interest rate changes on net operating income. The interest cost of the interest rate swap agreements increased by $2,269, from $3,676 for 2003 to $5,945 for 2004. The daily weighted average interest rate on debt investments at cost, including the impact of interest rate swaps, decreased to 11.2% in 2004 from 11.9% in 2003, due to the reasons noted above and the negative impact of our interest rate swaps. The quarterly average notional amount of interest rate swaps as a percentage of the daily weighted average debt investments increased from 58% in 2003 to 61% in 2004.

Dividend income on equity securities increased by $1,766 to $3,642 for 2004 from $1,876 for 2003 due primarily to an increase in preferred stock investments. Our daily weighted average total debt and equity investments at cost increased from $1,295,500 in 2003 to $2,055,800 in 2004. The daily weighted average yield on total debt and equity investments, including the impact of interest rate swaps, decreased to 9.6% in 2004 from 10.7% in 2003 primarily due to the reasons noted above.

Fee income consisted of the following for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Transaction structuring fees	$3,197	$1,575
Loan financing fees	2,138	3,392
Equity financing fees	2,167	—
Financial advisory fees	1,643	902
Prepayment fees	547	1,560
Other structuring fees	—	500
Other fees	1,282	430

Total fee income	$10,974	$8,359

Fee income increased by $2,615, or 31%, to $10,974 in 2004 from $8,359 in 2003. In 2004, we recorded $3,197 in transaction structuring fees for two buyouts totaling $116,700 of American Capital financing. In 2003, we recorded $1,575 in transaction structuring fees for one direct investment totaling $40,000 of American Capital financing. The transaction structuring fees were 2.7% and 3.9% of buyout and direct investments in 2004 and 2003, respectively. The decrease in loan financing fees was attributable to a decrease in new debt investments from $177,048 in 2003 to $168,400 in 2004 and an increase in fees representative of additional yield deferred as a discount in 2004. The loan financing fees were 1.3% and 1.9% of loan originations in 2004 and 2003, respectively. Equity financing fees increased primarily to due to an increase in equity investments during the first quarter of 2004 as compared to the first quarter of 2003. The prepayment fees of $547 in 2004 are the result of the prepayment by three portfolio companies of loans totaling $28,800 compared to prepayment fees of $1,560 in 2003 as the result of the prepayment by three portfolio companies of loans totaling $47,500.

Operating Expenses

Operating expenses for 2004 increased $6,735, or 55%, over 2003. Interest expense increased from $4,011 in 2003 to $6,045 in 2004 due to an increase in our weighted average borrowings from $507,029 in 2003 to $817,700 in 2004, net of a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 3.16% in 2003 to 2.96% in 2004. As discussed above, the decrease in the weighted average interest rate is due to a decrease in the average monthly LIBOR rate from 1.33% in 2003 to 1.10% in 2004.

Salaries and benefits expense increased 23% from $4,674 in 2003 to $5,743 in 2004 due primarily to an increase in employees from 113 at March 31, 2003 to 137 at March 31, 2004 and annual salary rate increases, partially offset by a decrease in incentive compensation as a result of us not meeting certain performance criteria.

General and administrative expenses increased from $3,616 in 2003 to $5,880 in 2004 primarily due to higher audit and accounting fees, legal fees, valuation service fees as well as additional overhead attributable to the increase in the number of employees.

Stock-based compensation was $1,368 for 2004. In the second quarter of 2003, we adopted SFAS 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under SFAS 148.

Net Realized (Losses) Gains

Our net realized (losses) gains for the three months ended March 31, 2004 and 2003 consisted of the following:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
TransCore Holdings, Inc.	$1,668	$—
Plastech Engineered Products, Inc.	745	1,641
MATCOM International Corp.	570	—
Weston ACAS Holdings, Inc.	24	1,395
Lubricating Specialties Co.	—	782
Other, net	8	868

Total gross realized gains	3,015	4,686

Chromas Technologies Corp.	(31,992)	—
Academy Events Services, LLC	(14,167)	—
Sunvest Industries, Inc.	(13,442)	—
Other, net	(3)	(781)

Total gross realized losses	(59,604)	(781)

Total net realized gains	$(56,589)	$3,905

In the first quarter of 2004, we realized gains of $1,668 and $745, respectively from the realization of unamortized OID from the prepayment of debt by Transcore Holdings, Inc. and Plastech Engineered Products, Inc.

In the first quarter of 2004, we exited our investment in MATCOM International Corp. through the sale of our common stock warrants and the prepayment of our subordinated debt. We recognized a net realized gain of $570 comprised of a gain of $686 of unamortized OID net of a loss on the sale of the warrants of $116.

In the first quarter of 2004, Chromas Technologies Corp. entered into an asset purchase agreement whereby substantially all of the assets were sold to and certain of the liabilities were assumed by a purchaser. The net sale cash proceeds were used to repay a portion of our outstanding loans. As part of the asset purchase agreement, Chromas will receive an additional deferred payment one year from the closing date. All of Chromas’ remaining assets including its right to receive the deferred payment were conveyed to us. Our remaining subordinated debt and equity investments in Chromas were deemed worthless and we recognized a realized loss of $31,992 offset by the reversal of unrealized depreciation of $29,767.

In the first quarter of 2004, Academy Event Services, LLC filed for Chapter 11 bankruptcy and the court conducted an auction for the sale of all of its assets during the quarter. We did not receive any proceeds from the auction sale held through the bankruptcy proceedings. Our subordinated debt and equity investments were deemed worthless and we recognized a realized loss of $14,167 offset by the reversal of unrealized depreciation of $7,813.

Sunvest Industries, Inc. was a holding company with two wholly-owned operating subsidiaries – Dyna-Fab LLC and Advanced Fabrication Technology LLC (AFT). In the fourth quarter of 2003, Dyna-Fab entered into an asset purchase agreement whereby substantially all of the assets of Dyna-Fab were sold. In the first quarter of 2004, AFT entered into an asset purchase agreement whereby substantially all of the assets of AFT were sold. In the first quarter of 2004, we foreclosed on Sunvest’s and its subsidiaries’ remaining assets including any rights to future payments under the asset purchase agreements. Our remaining senior and subordinated debt and equity investments in Sunvest were deemed worthless and we recognized a realized loss of $13,442 offset by the reversal of unrealized depreciation of $14,052.

In the first quarter of 2003, we realized gains of $1,641, $1,395 and $782, respectively, from the realization of unamortized OID from the prepayment of debt by Plastech Engineered Products, Inc., Weston ACAS Holdings, Inc. and Lubricating Specialties Co.

Unrealized Appreciation and Depreciation of Investments

The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by our board of directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2004 and 2003:

	Number of Companies	Three Months Ended March 31, 2004	Number of Companies	Three Months Ended March 31, 2003
Gross unrealized appreciation of investments	18	$48,854	9	$12,901
Gross unrealized depreciation of investments	13	(38,606)	16	(47,768)
Unrealized depreciation of interest hedging agreements	—	(12,237)	—	(474)
Reversal of prior year unrealized depreciation/(appreciation) upon a realization	3	51,632	1	(302)

Net appreciation (depreciation) of investments	34	$49,643	26	$(35,643)

The gross unrealized depreciation of investments above includes $381 and $296 for 2004 and 2003, respectively, resulting from our change in accounting principle adopted during 2001 related to debt discounts attributable to loan originations through December 31, 2000.

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

As part of our quarterly process of valuing our investment portfolio, we engaged Houlihan Lokey Howard & Zukin Financial Advisors, Inc. beginning in the third quarter of 2003 to independently review, on a quarterly basis, the determination of fair value of a portion of American Capital’s portfolio company investments. Houlihan Lokey is the premier valuation firm in the U.S., engaged in approximately 800 valuation assignments per year for clients worldwide.

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

For the first quarter of 2004, Houlihan Lokey reviewed our valuations of approximately 25% of American Capital’s portfolio company investments, representing 25 companies, having $636,000 in aggregate fair value as reflected in our financial statements as of March 31, 2004. Using methods and techniques that are customary for the industry and that Houlihan Lokey considers appropriate under the circumstances, Houlihan Lokey determined that the aggregate fair value assigned to the portfolio company investments by American Capital was within their reasonable range of aggregate value for such companies. Houlihan Lokey came to the same determination on different sets of 42 portfolio companies during the third and fourth quarters of 2003, totaling $891,000 in fair value as of the respective quarter ends. As of March 31, 2004, Houlihan Lokey has now reviewed approximately 75% of the portfolio.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2004, the Company had $8,677 in cash and cash equivalents and $35,351 in restricted cash. Our restricted cash consists primarily of escrows of interest and principal payments collected on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are distributed each month to pay interest and principal on the securitized debt. We had outstanding debt secured by our assets of $242,349 under two revolving debt funding facilities, $42,495 under repurchase agreements and $612,813 under five asset securitizations. As of March 31, 2004, we had availability under our revolving debt funding facilities of $52,651. During the three months ended March 31, 2004, we principally funded investments using draws on the revolving debt funding facilities and proceeds from repurchase agreements and an equity offering.

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

We believe that we are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended.

Equity Capital Raising Activities

In February 2004, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $59,403 in exchange for 1,890 common shares. Subsequently in March 2004, we sold 284 shares of our common stock pursuant to the underwriters’ over-allotment previously granted and received proceeds, net of the underwriters’ discount, of $8,910.

Debt Capital Raising Activities

During the first quarter 2004, we sold all or a portion of certain senior loans under repurchase agreements. The repurchase agreements are short-term financing, in which we sell the senior loans for a sale price generally ranging from 70% to 80% of the face amount of the senior loans and we have an obligation to repurchase the senior loans at the original sale price on a future date. As of March 31, 2004, we had $42,495 outstanding under the repurchase agreements. We are required to make payments to the purchaser equal to one-month LIBOR plus 250 basis points of the sales price. The purchaser is entitled to receive all interest and principal on the senior loans and required to remit all interest and principal payments to us. The purchaser cannot repledge or sell the loans. We have treated the repurchase agreements as secured financing arrangements with the sale price of the senior loans included as a debt obligation on the accompanying consolidated balance sheets.

On March 25, 2004, we entered into a new $70,000 secured revolving credit facility with a syndication of lenders. The revolving debt funding period expires on March 25, 2005 with any remaining outstanding principal amount due on the termination date of the earlier of March 25, 2007 or the date on which our other revolving debt funding facility is terminated. During the revolving period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 200 basis points or (ii) the greater of the prime rate plus 25 basis points or a federal funds rate plus 125 basis points. During the amortization period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 400 basis points or (ii) the greater of the prime rate plus 125 basis points or a federal funds rate plus 225 basis points. We are also charged an unused commitment fee of 0.25%. As of March 31, 2004, the facility is collateralized by loans from our portfolio companies with a principal balance of $126,975. The facility contains covenants that, among other things, require us to maintain a minimum net worth and certain financial ratios.

On April 22, 2004, the Company entered into an amendment to its existing amended and restated loan funding facility and servicing agreement with an original termination date of June 13, 2006. As a result of the amendment, the aggregate commitment increased from $225,000 to $350,000, and the Company’s ability to make draws on the revolving debt funding facility expires on April 21, 2005 and is subject to annual renewals thereafter with the consent of the lenders. If the facility is not renewed on April 21, 2005, any principal amounts then outstanding will be amortized over a 24-month period through a termination date of April 20, 2007.

As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of both March 31, 2004 and December 31, 2003, our asset coverage was 240%, respectively.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade. The weighted average investment grade was 3.0 as of both March 31, 2004 and December 31, 2003. At March 31, 2004 and December 31, 2003, our investment portfolio was graded as follows:

	March 31, 2004		December 31, 2003
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$397,903	19.1%	$418,917	21.7%
3	1,353,485	65.2%	1,186,382	61.4%
2	315,668	15.2%	313,561	16.2%
1	10,233	0.5%	13,983	0.7%

	$2,077,289	100.0%	$1,932,843	100.0%

The amounts above do not include our investments for which we have only invested in the equity securities of the company.

The decline in the investment grade 4 at March 31, 2004 as compared to December 31, 2003 was principally due to the partial exit of two portfolio companies during the first quarter of 2004. This decline was partially offset by one portfolio company upgraded to a 4 as well as an increase in the fair value of certain investment grade 4 portfolio companies due to unrealized appreciation recorded during the first quarter of 2004. The improvement in the investment grade 3 as compared to December 31, 2003 is primarily the result of new investments made during the three months ended March 31, 2004, which had a fair value of $212,100 as of March 31, 2004. The improvement in the investment grade 3 was offset slightly by a decrease of three portfolio companies with a loan grade 3, including the exit of one portfolio company in the first quarter of 2004, one portfolio company downgraded to a grade 2, and one portfolio company upgraded to a grade 4. The increase in the investment grade 2 as compared to December 31, 2003 is due to one portfolio company downgraded from a grade 3. This increase was partially offset by the exit of one portfolio company during the first quarter of 2004 , as well as the reduction in the fair value of certain investment grade 2 portfolio companies due to unrealized depreciation recorded during the three months ended March 31, 2004. The decline in investment grade 1 as compared to December 31, 2003 is primarily due to the exit of two portfolio companies during the first quarter of 2004.

We stop accruing interest on its investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. At March 31, 2004, loans with seven portfolio companies with a face amount of $66,578 and a fair value of $28,407 were on non-accrual status. Loans with five of the seven portfolio companies are grade 2 loans, and loans with two of the seven portfolio companies are grade 1 loans. These loans include a total of $43,392 with PIK interest features. At December 31, 2003, loans with ten portfolio companies with a face amount of $98,387 and a fair value of $28,947 were on non-accrual status. Loans with five of the ten portfolio companies are grade 2 loans, and loans with five of the ten portfolio companies are grade 1 loans. These loans include a total of $63,698 with PIK interest features. The decrease in the face amount of loans on non-accrual status from December 31, 2003 is due primarily to the exit of three portfolio companies during the first quarter of 2004 that had loans on non-accrual.

At March 31, 2004 and December 31, 2003, loans on accrual status, past due and loans on non-accrual status were as follows:

	Number of Portfolio Companies	March 31, 2004	Number of Portfolio Companies	December 31, 2003
Current	72	$1,588,107	65	$1,468,481

One Month Past Due	—	—	3	46,545
Two Months Past Due	—	—	1	5,251
Three Months Past Due	—	—	—	—
Greater than Three Months Past Due	3	35,301	2	14,161
Loans on Non-accrual Status	7	66,578	10	98,387

Subtotal	10	101,879	16	164,344

Total	82	$1,689,986	81	$1,632,825

The loan balances above reflect the full face value of the note. We believe that debt service collection is probable for our loans that are past due.

Credit Statistics

We monitor several key credit statistics that provide information about credit quality and portfolio performance. These key statistics include:

•	Debt to EBITDA Ratio—the sum of all debt with equal or senior security rights to our debt investments divided by the total adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the most recent twelve months or, when appropriate, the forecasted twelve months.

•	Interest Coverage Ratio—EBITDA divided by the total scheduled cash interest payments required to have been made by the portfolio company during the most recent twelve-month period, or when appropriate, the forecasted twelve months.

•	Debt Service Coverage Ratio—EBITDA divided by the total scheduled principal amortization and the total scheduled cash interest payments required to have been made during the most recent twelve-month period, or when appropriate, the forecasted twelve months.

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

The statistics are weighted by our investment value for each portfolio company and do not include investments in which we hold only equity securities. For the statistics for the three months ended March 31, 2004 and the year ended December 31, 2003, for portfolio companies with a nominal EBITDA, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA. The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for the aggregate investment portfolio as of the quarter ended March 31, 2004 and the years ended December 31, 2003, 2002, 2001 and 2000:

In addition to these statistics, we track our portfolio investments on a static-pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Prior to the third quarter of 2003, subsequent add-on investments were generally included in the year of the additional funding. The prior period static pool information included herein has been reclassified to conform with the current presentation. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended March 31, 2004:

Portfolio Statistics (1)	Static Pool
($in millions, unaudited):	Pre-1999	1999	2000	2001	2002	2003	2004	Aggregate
Original Investments and Commitments	$320	$342	$260	$363	$546	$861	$217	$2,909
Total Exits and Prepayments of Original Investments	$101	$111	$155	$165	$88	$93	$—	$713
Total Interest, Dividends and Fees Collected	$99	$107	$65	$102	$102	$80	$10	$565
Total Net Realized (Loss) Gain on Investments	$(6)	$7	$(75)	$38	$(13)	$7	$—	$(42)
Internal Rate of Return	7.8%	9.1%	(4.5)%	27.0%	23.3%	27.7%	150.6%	13.9%
Current Cost of Investments	$218	$226	$112	$191	$478	$724	$212	$2,161
Current Fair Value of Investments	$170	$162	$84	$201	$545	$741	$212	$2,115
Non-Accruing Loans at Face	$14	$21	$21	$—	$11	—	—	$67
Equity Interest at Fair Value	$12	$43	$27	$49	$190	$181	$67	$569
Debt to EBITDA(2)(3)	10.0	7.5	5.7	6.7	4.4	3.9	4.7	5.2
Interest Coverage(2)	1.5	1.9	1.8	1.7	2.9	2.8	2.8	2.5
Debt Service Coverage(2)	1.4	1.4	0.9	1.1	1.9	1.8	1.5	1.6
Loan Grade(2)	2.9	2.1	2.1	2.6	3.3	3.1	3.0	3.0
Average Age of Companies	41 yrs	52 yrs	37 yrs	45 yrs	32 yrs	27 yrs	60 yrs	37 yrs
Average Sales(4)	$80	$110	$78	$172	$61	$96	$76	$91
Average EBITDA(5)	$4	$15	$13	$18	$10	$17	$10	$13
Ownership Percentage	78%	60%	33%	46%	48%	38%	58%	48%
% with Senior Lien(6)	31%	15%	3%	43%	18%	21%	26%	22%
% with Senior or Junior Lien(6)	54%	64%	94%	88%	80%	86%	100%	82%
Total Sales(4)	$490	$1,148	$284	$1,920	$1,095	$2,898	$536	$8,371
Total EBITDA(5)	$13	$112	$50	$232	$164	$459	$75	$1,105

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment.
(2)	These amounts do not include investments in which we own only equity.
(3)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(4)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(5)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(6)	As a percentage of our total debt investments.

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our Pre-1999 Static Pool as of the quarter ended March 31, 2004 and the years ended December 31, 2003, 2002, 2001 and 2000:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our 1999 Static Pool as of the quarter ended March 31, 2004 and the years ended December 31, 2003, 2002, 2001 and 2000:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our 2000 Static Pool as of the quarter ended March 31, 2004 and the years ended December 31, 2003, 2002, 2001 and 2000:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our 2001 Static Pool as of the quarter ended March 31, 2004 and the years ended December 31, 2003, 2002 and 2001:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our 2002 Static Pool as of the quarter ended March 31, 2004 and the years ended December 31, 2003 and 2002:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our 2003 Static Pool as of the quarter ended March 31, 2004 and the year ended December 31, 2003:

Impact of Inflation

We believe that inflation can influence the value of our investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Because we fund a portion of our investments with borrowings under our revolving debt funding facilities and asset securitizations, our net operating income is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations.

As a result of our use of interest rate swaps, at March 31, 2004, approximately 32% of our interest bearing assets provided fixed rate returns and approximately 68% of our interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at March 31, 2004, we had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of $1,151,715 and had total borrowings outstanding of $897,657. Substantially, all of our outstanding debt at March 31, 2004 has a variable rate of interest based on one-month LIBOR or a commercial paper rate. Assuming no changes to our consolidated balance sheet at March 31, 2004, a hypothetical increase in one-month LIBOR by 100 basis points would increase net operating income by $2,541, or 2%, over the next twelve months compared to the net operating income for the latest twelve months ended March 31, 2004. A hypothetical 100 basis point decrease in one-month LIBOR would decrease net operating income $2,541, or 2%, over the next twelve months compared to the net operating income for the latest twelve months ended March 31, 2004.

At March 31, 2004, we had entered into 42 interest rate basis hedging agreements with three commercial banks with short-term debt ratings of A-1. Under our interest rate swap agreements, we either pay a floating rate based on the prime rate and receive a floating interest rate based on one-month LIBOR, or pay a fixed rate and receive a floating interest rate based on one-month LIBOR. We also have interest rate swaption agreements where, if exercised, we receive a fixed rate and pay a floating rate based on one-month LIBOR. We also have interest rate cap agreements that entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates. For those investments contributed to the term securitizations, the interest swaps enable us to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations. The excess of payments made to swap counter parties over payments received from swap counter parties is recorded as a reduction of interest income. One-month LIBOR decreased from 1.30% at March 31, 2003 to 1.09% at March 31, 2004, and the prime rate decreased from 4.25% at March 31, 2003 to 4.0% at March 31, 2004.

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

At March 31, 2004, the total notional amount of the hedging agreements was $992,134 and the agreements have a remaining weighted average term of approximately 5.6 years. The following table presents the notional principal amounts of interest rate hedging agreements by class:

	March 31, 2004
Type of Interest Rate Hedging Agreements	Company Pays	Company Receives	Number of Contracts	Notional Value
Interest rate swaps - Pay fixed, receive LIBOR floating	4.32%(1)	LIBOR	25	$718,692
Interest rate swaps - Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	10	203,150
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.35%(1)	2	39,026
Interest rate caps			5	31,266

Total			42	$992,134

	December 31, 2003
Type of Interest Rate Hedging Agreements	Company Pays	Company Receives	Number of Contracts	Notional Value
Interest rate swaps - Pay fixed, receive LIBOR floating	4.45%(1)	LIBOR	26	$731,781
Interest rate swaps - Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	10	204,415
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.37%(1)	2	56,976
Interest rate caps			5	32,117

Total			43	$1,025,289

(1)	Weighted average.

Item 4. Controls and Procedures

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

American Capital, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in routine litigation and administrative proceedings arising in the ordinary course of business. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the staff of the Securities and Exchange Commission requested that we voluntarily provide certain documents and information as part of an informal, non-public inquiry. The staff has not indicated the subject of the inquiry. We have complied fully with the requests and expect to continue to do so should additional information be requested. In a letter to us, the SEC staff stated, “This inquiry is nonpublic and should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security.”

In the opinion of management, the ultimate resolution of all such proceedings is not expected to have a material adverse effect on our business, financial condition, or results of operation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 29, 2004, we held our annual meeting of stockholders. Five matters were submitted to the stockholders for consideration:

1.	To elect two directors of American Capital, each to serve a three-year term and until their successors are elected and qualified;

2.	To approve the adoption of our 2004 Employee Stock Option Plan;

3.	To amend our Second Amended and Restated Certificate of Incorporation (as amended) to increase the total authorized shares of common stock from 70,000,000 to 200,000,000 shares;

4.	To approve a proposal to issue warrants to purchase up to 10,000,000 shares of our common stock; and

5.	To ratify the selection of Ernst & Young, LLP to serve as our independent public accountants for the year ending December 31, 2004.

The results of the shares voted with regard to each of these matters is as follows:

1.	Election of Directors

Director	For	Withheld
Mary C. Baskin	55,838,193	681,729
Alvin N. Puryear	55,260,852	1,259,070

2.	Approval of 2004 Employee Stock Option Plan

For	Against	Abstain
24,477,408	4,913,469	501,699

3.	Approval to increase the authorized shares of common stock

For	Against	Abstain
51,691,078	4,412,707	416,137

4.	Approval of the proposal to issue warrants to purchase common stock

For	Against	Abstain
26,123,673	3,104,317	664,586

5.	Ratification of appointment of Ernst & Young, LLP as auditors

For	Against	Abstain
55,815,161	450,086	254,675

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description
10.1

Amendment No. 2 to Amended and Restated Loan Funding and Servicing Agreement among American Capital Strategies, Ltd., Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, Wachovia Bank, National Association, Wells Fargo Bank Minnesota, National Association,

dated as of January 2, 2004.

10.2	Amendment No. 3 to Amended and Restated Loan Funding and Servicing Agreement among American Capital Strategies, Ltd., Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, Wachovia Bank, National Association, Wells Fargo Bank Minnesota, National Association dated as of April 22, 2004.

10.3	Amended, Restated and Substituted VFCC Note in the principal amount of $350,000,000, dated as of April 22, 2004.

10.4	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement between ACS Funding Trust I and American Capital Strategies, Ltd., dated as of April 22, 2004.

10.5	Credit Agreement among American Capital Strategies, Ltd., Wells Fargo Bank, National Association, Branch Banking and Trust Company and certain banks listed therein, dated as of March 25, 2004.

10.6	Third Amended and Restated Intercreditor and Lockbox Administration Agreement among American Capital Strategies, Ltd., Wells Fargo Bank, National Association, Wachovia Capital Markets, LLC, and Branch Banking and Trust Company, dated as of March 25, 2004.

10.7	Second Amended and Restated Pledge and Security Agreement among American Capital Strategies, Ltd., ACS Funding Trust I, Branch Banking and Trust Company and Wells Fargo Bank, National Associatio, dated as of March 25, 2004.

10.8	Form of Promissory Note Between American Capital Strategies, Ltd., and Hibernia National Bank in the principal amount of $15,000,000.

10.9	Form of Promissory Note Between American Capital Strategies, Ltd., and LaSalle Bank National Association in the principal amount of $20,000,000.

Exhibit Number	Description

10.10	Form of Promissory Note Between American Capital Strategies, Ltd., and Branch Banking and Trust Company in the principal amount of $30,000,000.

10.11	Form of Promissory Note Between American Capital Strategies, Ltd., and Fifth Third Bank in the principal amount of $5,000,000.

10.12	Form of Swingline Note Between American Capital Strategies, Ltd., and Branch Banking and Trust Company in the principal amount of $5,000,000.

31	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

•	On February 11, 2004, the Registrant filed a report on Form 8-K to file the press release that the Registrant issued announcing its financial results for the fiscal year 2003 and the declaration of a dividend on the Registrant’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Vice President, Accounting and Reporting
Date: May 10, 2004