Form 10-Q
period 2004-06-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2004-08-09
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of July 23, 2004 was 81,169,705.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Investments at fair value (cost of $2,532,654 and $2,042,914, respectively)
Non-Control/Non-Affiliate investments	$835,728	$756,158
Control investments	1,238,649	1,041,144
Affiliate investments	318,241	137,917
Government securities	99,983	—
Interest rate derivative agreements	1,628	3,128

Total investments at fair value	2,494,229	1,938,347
Cash and cash equivalents	63,616	8,020
Restricted cash	91,482	75,935
Interest receivable	20,349	17,636
Other	35,062	28,390

Total assets	$2,704,738	$2,068,328

Liabilities and Shareholders’ Equity
Debt	$1,131,216	$840,211
Interest rate derivative agreements	14,077	26,604
Accrued dividends payable	48,476	3,957
Other	21,510	21,641

Total liabilities	1,215,279	892,413

Commitments and Contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 76,726 and 66,930 issued, and 76,726 and 65,949 outstanding, respectively	767	659
Capital in excess of par value	1,660,565	1,360,181
Unearned stock compensation	(37,114)	(21,286)
Notes receivable from sale of common stock	(8,184)	(8,783)
Distributions in excess of net realized earnings	(74,073)	(23,685)
Net unrealized depreciation of investments	(52,502)	(131,171)

Total shareholders’ equity	1,489,459	1,175,915

Total liabilities and shareholders’ equity	$2,704,738	$2,068,328

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$25,733	$21,483	$48,835	$41,384
Control investments	26,116	16,432	52,317	33,436
Affiliate investments	7,942	3,196	14,195	4,672
Interest rate derivative agreements	—	(4,441)	—	(8,117)

Total interest and dividend income	59,791	36,670	115,347	71,375

Fees
Non-Control/Non-Affiliate investments	10,326	1,725	11,882	8,584
Control investments	5,004	3,854	13,546	5,352
Affiliate investments	457	956	1,333	958

Total fee income	15,787	6,535	26,761	14,894

Total operating income	75,578	43,205	142,108	86,269

OPERATING EXPENSES:
Interest	6,528	3,733	12,573	7,744
Salaries and benefits	7,874	4,104	13,617	8,778
General and administrative	6,265	4,575	12,145	8,191
Stock-based compensation	1,912	235	3,280	235

Total operating expenses	22,579	12,647	41,615	24,948

NET OPERATING INCOME	52,999	30,558	100,493	61,321

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	6,495	43	(4,657)	2,482
Control investments	2,648	24,167	(42,786)	25,633
Affiliate investments	(31)	—	(34)	—
Interest rate derivative periodic payments	(5,925)	—	(8,183)	—

Total net realized gain (loss) on investments	3,187	24,210	(55,660)	28,115

Net unrealized appreciation (depreciation) of investments
Non-Control/Non-Affiliate investments	(2,161)	8,881	7,668	(663)
Control investments	5,273	(30,545)	55,593	(57,509)
Affiliate investments	2,649	(132)	4,380	1,207
Interest rate derivative periodic payment accrual	213	—	(3,474)	—
Interest rate derivative agreements	26,739	(6,663)	14,502	(7,137)

Total net unrealized appreciation (depreciation) of investments	32,713	(28,459)	78,669	(64,102)

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$88,899	$26,309	$123,502	$25,334

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.74	$0.56	$1.45	$1.20
Diluted	$0.73	$0.56	$1.43	$1.19
NET EARNINGS PER COMMON SHARE:
Basic	$1.24	$0.48	$1.78	$0.50
Diluted	$1.22	$0.48	$1.75	$0.49
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	71,959	54,824	69,542	51,129
Diluted	72,583	55,033	70,454	51,319
DIVIDENDS DECLARED PER COMMON SHARE	$0.70	$0.68	$1.40	$1.35

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt	$9,695	$9,741
		Common Stock Warrants, 10.0% of Co.(1)	534	1,349

			10,229	11,090
Aerus, LLC	Household Durables	Common Membership Warrants, 2.5% of Co.(1)	246	—
Alemite Holdings, Inc.	Machinery	Subordinated Debt	10,543	10,543
		Common Stock Warrants, 9.0% of Co.(1)	124	690

			10,667	11,233
Atlantech Holding Corp.	Construction & Engineering	Common Stock Warrants, 8.3% of Co.(1)	6,006	2,124
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.4% of Co.(1)	1,285	1,645

			7,291	3,769
Baran Group, Ltd (2)(3)	Communications Equipment	Common Stock, 0.5% of Co.(1)	2,373	220
BC Natural Foods LLC	Food Products	Senior Debt	5,083	5,083
		Subordinated Debt	27,572	27,572
		Common Membership Warrants, 15.2% of Co.(1)	3,331	6,513

			35,986	39,168
BLI Holdings Corp.	Personal Products	Subordinated Debt	17,181	17,181
Bumble Bee Seafoods, L.P.	Food Products	Partnership Units, 0.5% of Co.(1)	465	2,197
CamelBak Products, LLC	Leisure Equipment & Products	Subordinated Debt	38,207	38,207
Case Logic, Inc.	Leisure Equipment & Products	Subordinated Debt with Non-Detachable Warrants, 8.4% of Co.	24,313	22,813
		Common Stock, 0.5% of Co.(1)	—	—
		Redeemable Preferred Stock (1)	441	141

			24,754	22,954
CIVCO Holding, Inc.	Health Care Equipment & Supplies	Subordinated Debt	11,030	11,030
		Redeemable Preferred Stock	1,099	1,099
		Common Stock, 9.9% of Co.(1)	2,123	2,123
		Common Stock Warrants, 4.3% of Co.(1)	997	997

			15,249	15,249
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Subordinated Debt	14,585	14,585
		Common Stock Warrants, 2.7% of Co.(1)	695	695

			15,280	15,280
Corrpro Companies, Inc.(2)	Construction & Engineering	Subordinated Debt	10,952	10,952
		Common Stock Warrants, 19.1% of Co.(1)	3,865	3,865
		Redeemable Preferred Stock	1,136	1,136

			15,953	15,953
DigitalNet, Inc.(2)	IT Services	Common Stock, 0.2% of Co.(1)	624	637
Directed Electronics, Inc.	Leisure Equipment and Products	Subordinated Debt	73,079	73,079

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Erie County Plastics Corporation	Containers & Packaging	Subordinated Debt	9,747	9,760
		Common Stock Warrants, 12.7% of Co.(1)	1,170	1,890

			10,917	11,650
Euro-Pro Operating LLC	Household Durables	Senior Debt	39,823	39,823
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt	13,942	13,942
		Common Stock Warrants, 4.4% of Co.(1)	122	122

			14,064	14,064
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt	2,672	2,672
		Subordinated Debt	12,411	12,411
		Common Membership Warrants, 41.7% of Co.(1)	3,572	2,264

			18,655	17,347
Interior Specialist, Inc	Commercial Services & Supplies	Subordinated Debt	12,906	12,906
IST Acquisitions, Inc.	Electrical Equipment	Senior Debt	7,349	7,349
		Subordinated Debt	8,473	8,473
		Common Stock, 10.6% of Co.(1)	1,000	1,000
		Redeemable Preferred Stock	14,022	14,022
		Common Stock Warrants, 88.8% of Co.(1)	8,346	8,346

			39,190	39,190
JAG Industries, Inc.	Metals & Mining	Subordinated Debt(1)	1,374	77
Kelly Aerospace, Inc.	Aerospace & Defense	Subordinated Debt	9,176	9,176
		Common Stock Warrants, 20.0% of Co.(1)	1,588	1,259

			10,764	10,435
Life-Like Holdings, Inc.	Leisure Equipment and Products	Senior Debt	37,404	37,404
		Subordinated Debt	21,091	21,091
		Common Stock, 24.4% of Co.(1)	2,000	2,000
		Redeemable Preferred Stock	4,878	4,878
		Common Stock Warrants, 50.1% of Co.(1)	4,116	4,116

			69,489	69,489
Mobile Tool International, Inc.	Machinery	Subordinated Debt(1)	2,698	1,377
MP TotalCare, Inc.	Healthcare Equipment & Supplies	Senior Debt	14,825	14,825
Nailite International, Inc.	Building Products	Subordinated Debt	8,283	8,283
		Common Stock Warrants, 5.6% of Co.(1)	1,232	2,333

			9,515	10,616
Nancy’s Specialty Foods, Inc.	Food Products	Subordinated Debt	15,227	15,227
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants, 7.8% of Co.(1)	612	—
		Preferred Stock, Convertible into 4.4% of Co.(1)	1,319	564

			1,931	564
Phillips & Temro Holdings LLC	Auto Components	Subordinated Debt	4,686	4,686
		Common Stock, 5.0% of Co.(1)	348	1,811

			5,034	6,497
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants, 2.1% of Co.(1)	2,577	11,767
Riddell Holdings, LLC	Leisure Equipment & Products	Subordinated Debt	20,530	20,530
		Common Units, 3.9% of Co.(1)	2,141	2,876
		Preferred Units (1)	859	859

			23,530	24,265
Safemark Acquisitions, Inc.	Commercial Services and Supplies	Senior Debt	4,865	4,865
		Subordinated Debt	11,723	11,723
		Preferred Stock, Convertible into 3.8% of Co.	300	300
		Redeemable Preferred Stock	6,145	6,145
		Preferred Stock Warrants, Convertible into 64.3% of Co.(1)	5,028	5,028

			28,061	28,061
Sanda Kan (Cayman I) Holdings Company Limited (3)	Leisure Equipment and Products	Common Stock, 9.7% of Co.(1)	6,593	6,593
Stravina Operating Company, LLC	Leisure Equipment & Products	Subordinated Debt	27,663	27,663
		Common Stock, 3.6% of Co.(1)	1,000	171

			28,663	27,834
Supreme Corq Holdings, LLC	Household Products	Senior Debt	1,132	1,132
		Subordinated Debt	4,559	4,559
		Common Membership Warrants, 2.8% of Co.(1)	381	381

			6,072	6,072
Technical Concepts Holdings, LLC	Building Products	Senior Debt	16,399	16,399
		Subordinated Debt	13,390	13,390
		Common Membership Warrants 5.0% of Co.(1)	1,703	1,703

			31,492	31,492

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
The Hilsinger Company	Health Care Equipment and Supplies	Senior Debt	17,162	17,162
		Subordinated Debt	12,388	12,388

			29,550	29,550
The L.A. Studios, Inc.	Media	Subordinated Debt	2,241	2,244
The Lion Brewery, Inc.	Beverages	Subordinated Debt	6,129	6,180
		Common Stock Warrants, 54.0% of Co.(1)	675	4,381

			6,804	10,561
ThreeSixty Sourcing, Ltd.(3)	Commercial Services & Supplies	Senior Debt	6,000	6,000
		Subordinated Debt	19,560	12,850
		Common Stock Warrants, 1.0% of Co.(1)	1,386	—

			26,946	18,850
TransCore Holdings, Inc.	IT Services	Common Stock Warrants, 6.4% of Co.(1)	4,368	22,297
		Redeemable Preferred Stock	630	630
		Preferred Stock, Convertible into 1.0% of Co.	2,983	2,983

			7,981	25,910
TransFirst Holdings, Inc.	Commercial Services and Supplies	Senior Debt	12,870	12,870
		Subordinated Debt	15,527	15,527

			28,397	28,397
UAV Corporation	Leisure Equipment & Products	Subordinated Debt	14,385	14,385
Valley Proteins, Inc.	Food Products	Subordinated Debt	9,875	9,875
Vigo Remittance Corp.	Diversified Financial Services	Common Stock Warrants, 2.0% of Co.(1)	1,213	1,396
Visador Holding Corporation	Building Products	Subordinated Debt	9,830	9,830
		Common Stock Warrants, 5.4% of Co.(1)	462	462

			10,292	10,292
Warner Power, LLC	Electrical Equipment	Senior Debt	831	831
		Subordinated Debt	8,500	8,531
		Common Membership Warrants, 62.5% of Co.(1)	2,570	841

			11,901	10,203
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt	7,677	7,677
Subtotal Non-Control / Non-Affiliate Investments			818,246	835,728

CONTROL INVESTMENTS
3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Senior Debt	8,894	8,894
		Subordinated Debt	22,085	22,085
		Common Stock, 90.5% of Co.(1)	27,246	36,326

			58,225	67,305
ACAS Holdings (Inca), Inc.	Building Products	Senior Debt	5,619	5,619
		Subordinated Debt	11,420	11,430
		Redeemable Preferred Stock (1)	29,661	3,338
		Common Stock, 2.3% of Co.(1)	5,100	—
		Common Stock Warrants, 95.7% of Co.(1)	3,060	446

			54,860	20,833
Aeriform Corporation	Chemicals	Senior Debt	22,722	22,722
		Senior Subordinated Debt	4,998	5,047
		Junior Subordinated Debt(1)	27,100	773
		Common Stock Warrants, 82.8% of Co.(1)	4,360	—
		Redeemable Preferred Stock(1)	118	—

			59,298	28,542
American Capital/Wachovia CDO Investor Fund, L.P.	Diversified Financial Services	Partnership Interest, 90% of Co.	7,628	7,628
American Decorative Surfaces International, Inc.	Building Products	Subordinated Debt	26,765	16,652
		Preferred Stock, Convertible into 100.0% of Co.(1)	13,674	—

			40,439	16,652
ASC Industries, Inc	Auto Components	Subordinated Debt	18,182	18,182
		Common Stock Warrants, 31.6% of Co.(1)	6,531	17,578
		Redeemable Preferred Stock	4,215	4,215

			28,928	39,975

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Automatic Bar Controls, Inc.	Commercial Services & Supplies	Senior Debt	11,522	11,522
		Subordinated Debt	14,356	14,356
		Common Stock, 59.5% of Co.(1)	7,000	19,213
		Common Stock Warrants, 1.5% of Co.(1)	182	490

			33,060	45,581
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt	5,251	5,251
		Subordinated Debt	17,794	9,388
		Common Stock Warrants, 17.5% of Co.(1)	2,599	—
		Preferred Stock, Convertible into 54.5% of Co.(1)	2,732	—

			28,376	14,639
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt	2,749	2,749
		Common Stock, 100.0% of Co.(1)	363	781

			3,112	3,530
Bridgeport International, Inc.(3)	Machinery	Senior Debt	10,107	10,045
		Subordinated Debt	6,128	6,175
		Common Stock, 28.6% of Co.(1)	2,000	—
		Preferred Stock, Convertible into 71.4% of Co.(1)	5,000	—

			23,235	16,220
Capital.com, Inc.	Diversified Financial Services	Common Stock, 85.0% of Co.(1)	1,492	400
Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt	11,767	11,767
		Subordinated Debt	12,278	10,859
		Redeemable Preferred Stock (1)	6,896	—
		Preferred Stock, Convertible into 7.1% of Co.(1)	3,529	—
		Common Stock Warrants, 72.2% of Co.(1)	—	—
		Common Stock, less than 0.1% of Co.(1)	2,700	546

			37,170	23,172
Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt	13,633	13,633
		Redeemable Preferred Stock	15,279	15,279
		Common Stock Warrants, 53.1% of Co.(1)	11,197	11,197
		Common Stock, 30.8% of Co.(1)	6,500	6,500

			46,609	46,609
Cycle Gear, Inc.	Specialty Retail	Senior Debt	237	237
		Subordinated Debt	10,793	10,842
		Common Stock Warrants, 50.7% of Co.(1)	973	6,525
		Redeemable Preferred Stock	1,926	1,926

			13,929	19,530
DanChem Technologies, Inc.	Chemicals	Senior Debt	12,111	12,111
		Subordinated Debt	8,638	8,638
		Common Stock, 38.6% of Co.(1)	2,500	1,072
		Common Stock Warrants, 36.3% of Co.(1)	2,221	1,829

			25,470	23,650
Dosimetry Acquisitions (U.S.), Inc. (3)	Electrical Equipment	Senior Debt	27,859	27,859
		Subordinated Debt	16,835	16,835
		Common Stock, 9.6% of Co.(1)	1,742	1,742
		Common Stock Warrants, 70.4% of Co.(1)	12,775	12,775
		Redeemable Preferred Stock	11,677	11,677

			70,888	70,888
Escort Inc.	Leisure Equipment & Products	Senior Debt	5,725	5,725
		Subordinated Debt	17,535	17,535
		Redeemable Preferred Stock	5,161	5,161
		Common Stock Warrants, 63.5% of Co.(1)	8,783	27,620

			37,204	56,041
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt	8,330	8,374
		Subordinated Debt	7,671	7,683
		Common Stock Warrants, 9.2% of Co.(1)	1,110	116
		Preferred Stock, Convertible into 75.0% of Co.(1)	4,302	1,312

			21,413	17,485

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
European Touch LTD. II	Commercial Services & Supplies	Senior Debt	3,574	3,574
		Subordinated Debt	12,447	12,447
		Common Stock, 25.8% of Co.(1)	1,500	4,946
		Redeemable Preferred Stock	496	496
		Common Stock Warrants, 63.3% of Co.(1)	3,683	12,893

			21,700	34,356
Flexi-Mat Holding, Inc.	Leisure Equipment & Products	Senior Debt	4,448	4,448
		Subordinated Debt	10,915	10,915
		Common Stock, 82.6% of Co.(1)	9,706	14,658
		Redeemable Preferred Stock	9,249	9,249

			34,318	39,270
Fulton Bellows & Components, Inc.	Machinery	Senior Debt(1)	12,187	6,298
		Common Stock Warrants, 7.7% of Co.(1)	1,305	—

			13,492	6,298
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Subordinated Debt	17,451	17,451
		Common Stock, 12.2% of Co.(1)	1,414	1,414
		Redeemable Preferred Stock	10,046	10,046
		Common Stock Warrants, 61.5% of Co.(1)	7,132	7,132

			36,043	36,043
Halex Holdings, Inc.	Construction Materials	Subordinated Debt	21,216	21,216
		Redeemable Preferred Stock	13,061	13,061
		Preferred Stock, Convertible into 70.3% of Co.(1)	1,406	7,591

			35,683	41,868
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt	15,512	15,614
		Common Stock, 32.9% of Co.(1)	4,760	—
		Redeemable Preferred Stock(1)	18,864	16,040
		Common Stock Warrants, 41.0% of Co.(1)	5,918	711

			45,054	32,365
Jones Stephens Corp.	Building Products	Subordinated Debt	21,177	21,177
		Common Stock, 43.8% of Co.(1)	3,500	7,059
		Redeemable Preferred Stock(1)	7,000	7,000
		Preferred Stock, Convertible into 43.8% of Co.(1)	3,500	7,059

			35,177	42,295
KAC Holdings, Inc.	Chemicals	Senior Debt	31,107	31,107
	`	Subordinated Debt	21,094	21,094
		Common Stock, 83.6% of Co.(1)	1,550	1,550
		Redeemable Preferred Stock	14,383	14,383

			68,134	68,134
Logex Corporation	Road & Rail	Subordinated Debt	21,744	21,744
		Common Stock Warrants, 85.4% of Co.(1)	7,454	2,782
		Redeemable Preferred Stock(1)	3,930	390

			33,128	24,916
MBT International, Inc.	Distributors	Subordinated Debt	15,738	15,741
		Common Stock, 7.2% of Co.(1)	1,233	29
		Common Stock Warrants, 81.5% of Co.(1)	5,254	5,254
		Redeemable Preferred Stock	1,172	1,172

			23,397	22,196
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt	13,061	13,061
		Common Membership Warrants, 32.7% of Co.(1)	2,038	56,532

			15,099	69,593
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt	56,721	56,760
		Subordinated Debt	39	520
		Common Stock, 93.0% of Co.(1)	95	2,234

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
			56,855	59,514
NewStarcom Holdings, Inc.	Construction & Engineering	Subordinated Debt	27,783	28,159
		Common Stock, 0.2% of Co.(1)	—	—
		Preferred Stock, Convertible into 66.4% of Co.(1)	11,500	—

			39,283	28,159
nSpired Holdings, Inc.	Food Products	Senior Debt	17,879	17,879
		Subordinated Debt	9,109	9,109
		Common Stock, 100.0% of Co.(1)	5,000	874
		Redeemable Preferred Stock	26,602	26,602

			58,590	54,464
Optima Bus Corporation	Machinery	Senior Debt	2,226	2,226
		Subordinated Debt	10,910	6,204
		Common Stock, 1.0% of Co.(1)	1,896	—
		Preferred Stock, Convertible into 91.4% of Co.(1)	18,748	—
		Common Stock Warrants, 2.1% of Co.(1)	4,041	—

			37,821	8,430
		Subordinated Debt	4,632	4,632
PaR Systems, Inc.	Machinery	Common Stock, 50.7% of Co.(1)	1,089	1,854

			5,721	6,486
Precitech, Inc.	Machinery	Senior Debt	7,845	7,845
		Subordinated Debt	5,285	5,285
		Redeemable Preferred Stock(1)	4,738	—
		Common Stock, 43.7% of Co. (1)	2,204	—
		Common Stock Warrants, 45.2% of Co.(1)	2,278	332

			22,350	13,462
Roadrunner Freight Systems, Inc.	Road & Rail	Subordinated Debt	17,374	17,374
		Common Stock, 57.6% of Co.(1)	13,550	16,487
		Common Stock Warrants, 12.1% of Co.(1)	2,840	3,226

			33,764	37,087
Specialty Brands of America, Inc.	Food Products	Senior Debt	11,306	11,306
		Subordinated Debt	15,745	15,745
		Redeemable Preferred Stock	12,022	12,022
		Common Stock, 22.0% of Co.(1)	3,392	3,392
		Common Stock Warrants, 63.1% of Co.(1)	9,746	9,746

			52,211	52,211
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt(1)	16,068	9,949
		Redeemable Preferred Stock(1)	7,500	—
		Common Stock, 18.0% of Co.(1)	—	—
		Common Stock Warrants, 62.0% of Co.(1)	2,869	—

			26,437	9,949
Texstars, Inc.	Aerospace & Defense	Senior Debt	12,813	12,813
		Subordinated Debt	7,403	7,403
		Common Stock, 36.4% of Co.(1)	1,500	6,018
		Common Stock Warrants, 37.4% of Co.(1)	1,542	6,639

			23,258	32,873
Subtotal Control Investments			1,308,851	1,238,649

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2004

(unaudited)

(in thousands)

AFFILIATE INVESTMENTS
Company(4)	Industry	Investment	Cost	Fair Value
Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt	4,052	4,052
		Subordinated Debt	13,659	13,659
		Common Stock, 6.3% of Co.(1)	1,000	1,523
		Common Stock Warrants, 2.2% of Co.(1)	343	547

			19,054	19,781
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt	66,405	66,405
		Common Stock, 6.6% of Co.(1)	45	1,510
		Preferred Stock, Convertible into 6.6% of Co.(1)	10,314	11,869
		Common Stock Warrants, 2.0% of Co.(1)	1,676	1,700

			78,440	81,484
FMI Holdco I, LLC	Road & Rail	Senior Debt	16,837	16,837
		Subordinated Debt	12,369	12,369
		Common Stock, 11.9% of Co.(1)	2,683	1,306
		Redeemable Preferred Stock(1)	1,567	1,300

			33,456	31,812
Futurelogic Group, Inc.	Computers & Peripherals	Senior Debt	11,387	11,387
		Subordinated Debt	13,433	13,433
		Common Stock, 5.1% of Co.(1)	20	1,815
		Common Stock Warrants, 2.7% of Co.(1)	—	946

			24,840	27,581
Marcal Paper Mills, Inc.	Household Products	Senior Debt	22,718	22,718
		Subordinated Debt	21,617	21,617
		Common Stock Warrants, 29.3% of Co.(1)	5,001	4,773
		Common Stock, 5.7% of Co.(1)	—	—

			49,336	49,108
Money Mailer, LLC	Advertising	Subordinated Debt	8,650	8,650
		Common Membership Interest, 5.9% of Co.(1)	1,500	1,992

			10,150	10,642
Nivel Holdings, LLC	Distributors	Subordinated Debt	8,420	8,420
		Redeemable Preferred Stock(1)	900	900
		Common Stock, 7.9% of Co.(1)	100	100
		Common Stock Warrants, 3.3% of Co.(1)	41	41

			9,461	9,461
NWCC Acquisition, LLC	Containers & Packaging	Subordinated Debt	9,657	9,657
		Common Stock, 18.3% of Co.(1)	291	24
		Redeemable Preferred Stock(1)	2,764	2,335

			12,712	12,016
PaR Nuclear Holding Company	Machinery	Common Stock, 10.9% of Co.(1)	1,052	5,465
The Hygenic Corporation	Health Care Equipment and Supplies	Subordinated Debt	10,277	10,277
		Common Stock, 30.3% of Co.(1)	1,000	1,000
		Redeemable Preferred Stock(1)	9,000	9,000

			20,277	20,277
T-NETIX, Inc.	Diversified Telecommunication Services	Subordinated Debt	26,257	26,257
		Common Stock, 5.0% of Co.(1)	1,000	1,000

			27,257	27,257
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt	15,276	15,276
		Common Stock, 10.6% of Co.(1)	13	3,831
		Redeemable Preferred Stock	4,250	4,250

			19,539	23,357
Subtotal Affiliate Investments			305,574	318,241

GOVERNMENT SECURITIES
	U.S. Treasury Bill	Due 7/8/2004	99,983	99,983
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap - Pay Fixed/ Receive Floating	3 Contracts Notional Amounts Totaling $162,000	—	411
	Interest Rate Swap - Pay Floating/ Receive Floating	2 Contracts Notional Amounts Totaling $19,075	—	3
	Interest Rate Swaption - Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $25,193	—	443
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $30,412	—	771

Subtotal Interest Rate Derivative Agreements			—	1,628

Total Investment Assets			$2,532,654	$2,494,229

INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap - Pay Fixed/ Receive Floating	27 Contracts Notional Amounts Totaling $667,872	$—	$(13,788)
	Interest Rate Swap - Pay Floating/ Receive Floating	5 Contracts Notional Amounts Totaling $145,469	—	(289)

Total Investment Liabilities			$—	$(14,077)

(1)	Non-income producing.
(2)	Public company.
(3)	Foreign investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt	$9,645	$9,699
		Common Stock Warrants, 10.0% of Co.(1)	534	394

			10,179	10,093
Academy Events Services, LLC	Commercial Services & Supplies	Senior Debt	5,975	5,975
		Subordinated Debt(1)	6,947	270
		Common Stock Warrants, 5.6% of Co.(1)	636	—
		Common Stock, 2.8% of Co.(1)	—	—
		Redeemable Preferred Stock(1)	500	—

			14,058	6,245
ACE Cash Express, Inc.(2)	Diversified Financial Services	Subordinated Debt	36,725	36,725
Aerus, LLC	Household Durables	Common Membership Warrants, 2.5% of Co.(1)	246	228
Alemite Holdings, Inc.	Machinery	Subordinated Debt	10,427	10,427
		Common Stock Warrants, 9% of Co.(1)	124	124

			10,551	10,551
Atlantech Holding Corp.	Construction & Engineering	Subordinated Debt with Non-Detachable Warrants, 6.2% of Co.	20,300	19,392
		Redeemable Preferred Stock with Non- Detachable Common Stock, 1.1% of Co.(1)	1,285	824

			21,585	20,216
Baran Group, Ltd (2)(3)	Communications Equipment	Common Stock, 0.5% of Co.(1)	2,373	284
BC Natural Foods LLC	Food Products	Senior Debt	5,379	5,379
		Subordinated Debt	26,725	26,725
		Common Membership Warrants, 15.2% of Co.(1)	3,331	6,513

			35,435	38,617
BLI Holdings Corp.	Personal Products	Subordinated Debt	16,912	16,912
Bumble Bee Seafoods, L.P.	Food Products	Subordinated Debt	14,764	14,764
		Partnership Units, 1.2% of Co.(1)	421	2,510

			15,185	17,274
CamelBak Products, LLC	Leisure Equipment & Products	Subordinated Debt	37,634	37,634
Case Logic, Inc.	Leisure Equipment & Products	Subordinated Debt with Non-Detachable Warrants, 8.3% of Co.	23,399	22,417
		Common Stock, 0.5% of Co.(1)	—	—
		Redeemable Preferred Stock	441	430

			23,840	22,847
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt	37,038	37,038
		Common Stock Warrants, 6.0% of Co.(1)	1,676	1,676

			38,714	38,714
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Senior Debt	3,981	3,981
		Subordinated Debt	14,403	14,403
		Common Stock Warrants, 2.7% of Co.(1)	695	695

			19,079	19,079
Cycle Gear, Inc.	Specialty Retail	Senior Debt	328	328
		Subordinated Debt	9,533	9,591
		Common Stock Warrants, 50.7% of Co.(1)	973	5,378
		Redeemable Preferred Stock	1,836	1,836

			12,670	17,133
DigitalNet, Inc.(2)	IT Services	Common Stock Warrants 0.2% of Co.(1)	624	488

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Erie County Plastics Corporation	Containers & Packaging	Subordinated Debt	9,685	9,707
		Common Stock Warrants, 14.8% of Co.(1)	1,170	1,027

			10,855	10,734
Euro-Pro Operating LLC	Household Durables	Senior Debt	39,808	39,808
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt	13,721	13,721
		Common Stock Warrants, 5.5% of Co.(1)	123	123

			13,844	13,844
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt	3,463	3,463
		Subordinated Debt	12,238	12,238
		Common Membership Warrants, 40.2% of Co.(1)	3,572	4,918

			19,273	20,619
JAG Industries, Inc.	Metals & Mining	Subordinated Debt(1)	1,438	141
Kelly Aerospace, Inc.	Aerospace & Defense	Subordinated Debt	9,203	9,203
		Common Stock Warrants, 20.0% of Co.(1)	1,588	1,588

			10,791	10,791
Marcal Paper Mills, Inc.	Household Products	Senior Debt	16,136	16,136
		Subordinated Debt	20,538	20,538
		Common Stock Warrants, 20.0% of Co.(1)	5,001	4,774

			41,675	41,448
MATCOM International Corp.	IT Services	Senior Debt	7,660	7,660
		Subordinated Debt	5,688	5,688
		Common Stock Warrants, 2.0% of Co.(1)	805	805

			14,153	14,153
Mobile Tool International, Inc.	Machinery	Subordinated Debt(1)	2,698	1,056
MP TotalCare, Inc.	Healthcare Equipment & Supplies	Senior Debt	14,816	14,816
Nailite International, Inc.	Building Products	Subordinated Debt	8,172	8,172
		Common Stock Warrants, 5.5% of Co.(1)	1,232	2,333

			9,404	10,505
Nancy’s Specialty Foods, Inc.	Food Products	Subordinated Debt	15,030	15,030
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants, 7.8% of Co.(1)	612	101
		Preferred Stock, Convertible into 4.2% of Co.(1)	1,320	775

			1,932	876
Phillips & Temro Holdings LLC	Auto Components	Subordinated Debt	4,667	4,667
		Common Stock Warrants, 5.0% of Co.(1)	348	1,644

			5,015	6,311
Plastech Engineered Products, Inc.	Auto Components	Subordinated Debt	9,349	9,349
		Common Stock Warrants, 2.1% of Co.(1)	2,577	9,221

			11,926	18,570
Riddell Holdings, LLC	Leisure Equipment & Products	Subordinated Debt	20,219	20,219
		Common Units, 3.9% of Co.(1)	2,141	2,141
		Preferred Units	859	859

			23,219	23,219
Stravina Operating Company, LLC	Leisure Equipment & Products	Subordinated Debt	27,048	27,048
		Common Stock, 4.1% of Co.(1)	1,000	1,000

			28,048	28,048

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Technical Concepts Holdings, LLC	Building Products	Senior Debt	17,235	17,235
		Subordinated Debt	13,325	13,325
		Common Membership Warrants, 5.0% of Co.(1)	1,703	1,703

			32,263	32,263
The L.A. Studios, Inc.	Media	Subordinated Debt	2,266	2,271
The Lion Brewery, Inc.	Beverages	Subordinated Debt	6,087	6,143
		Common Stock Warrants, 54.0% of Co.(1)	675	4,012

			6,762	10,155
ThreeSixty Sourcing, Ltd.(3)	Commercial Services & Supplies	Senior Debt	4,500	4,500
		Subordinated Debt	19,550	18,490
		Common Stock Warrants, 4.5% of Co.(1)	1,387	—

			25,437	22,990
TransCore Holdings, Inc.	IT Services	Subordinated Debt	25,332	25,435
		Common Stock Warrants, 7.1% of Co.(1)	4,368	14,567
		Redeemable Preferred Stock	575	575
		Preferred Stock, Convertible into 1.1% of Co.	2,901	2,901

			33,176	43,478
UAV Corporation	Leisure Equipment & Products	Subordinated Debt	14,033	14,033
Vigo Remittance Corp.	Diversified Financial Services	Senior Debt	13,918	13,918
		Subordinated Debt	18,757	18,757
		Common Stock Warrants, 5.0% of Co.(1)	1,213	1,213

			33,888	33,888
Visador Holding Corporation	Building Products	Subordinated Debt	9,706	9,706
		Common Stock Warrants, 5.4% of Co.(1)	462	462

			10,168	10,168
Warner Power, LLC	Electrical Equipment	Senior Debt	997	997
		Subordinated Debt	8,347	8,379
		Common Membership Warrants, 62.5% of Co.(1)	2,246	1,735

			11,590	11,111
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt	12,792	12,792
Subtotal Non-Control / Non-Affiliate Investments			742,110	756,158

CONTROL INVESTMENTS
3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Senior Debt	8,888	8,888
		Subordinated Debt	21,743	21,743
		Common Stock, 95.1% of Co.(1)	27,246	29,636

			57,877	60,267
ACAS Holdings (Inca), Inc.	Building Products	Senior Debt	5,651	5,651
		Subordinated Debt	10,957	10,988
		Redeemable Preferred Stock (1)	29,011	5,588
		Common Stock, 2.3% of Co.(1)	5,100	—
		Common Stock Warrants, 95.7% of Co.(1)	3,060	661

			53,779	22,888
Aeriform Corporation	Chemicals	Senior Debt	5,047	5,047
		Senior Subordinated Debt	15,301	15,353
		Junior Subordinated Debt(1)	16,117	10,386
		Common Stock Warrants, 82.8% of Co.(1)	4,360	—
		Redeemable Preferred Stock(1)	118	—

			40,943	30,786
American Decorative Surfaces International, Inc.	Building Products	Subordinated Debt	26,202	21,035
		Preferred Stock, Convertible into 100.0% of Co.(1)	13,674	—

			39,876	21,035

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
ASC Industries, Inc	Auto Components	Subordinated Debt	18,077	18,077
		Common Stock Warrants, 31.6% of Co.(1)	6,531	12,290
		Redeemable Preferred Stock	3,940	3,940

			28,548	34,307
Automatic Bar Controls, Inc.	Commercial Services & Supplies	Senior Debt	13,611	13,611
		Subordinated Debt	14,195	14,195
		Common Stock, 63.3% of Co.(1)	7,000	16,657
		Common Stock Warrants, 1.7% of Co.(1)	182	425

			34,988	44,888
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt	5,250	5,250
		Subordinated Debt	17,198	8,801
		Common Stock Warrants, 17.5% of Co.(1)	2,599	—
		Preferred Stock, Convertible into 54.5% of Co.(1)	2,733	—

			27,780	14,051
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt	2,823	2,823
		Common Stock, 100.0% of Co.(1)	363	476

			3,186	3,299
Bridgeport International, Inc.(3)	Machinery	Senior Debt	11,714	11,714
		Subordinated Debt	5,667	5,719
		Common Stock, 16.9% of Co.(1)	2,000	—
		Preferred Stock, Convertible into 83.1% of Co.(1)	5,000	2,688

			24,381	20,121
Capital.com, Inc.	Diversified Financial Services	Common Stock, 85.0% of Co.(1)	1,492	500
Chromas Technologies Corp. (3)	Machinery	Senior Debt(1)	1,078	1,078
		Subordinated Debt(1)	17,080	2,919
		Common Stock, 34.1% of Co.(1)	1,500	—
		Common Stock Warrants, 25.0% of Co.(1)	1,071	—
		Redeemable Preferred Stock(1)	6,222	—
		Preferred Stock, Convertible into 39.0% of Co.(1)	6,680	—

			33,631	3,997
Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt	7,542	7,542
		Subordinated Debt	11,093	9,681
		Redeemable Preferred Stock (1)	6,896	—
		Preferred Stock, Convertible into 7.1% of Co.(1)	3,529	—
		Common Stock Warrants, 72.2% of Co.(1)	—	—
		Common Stock, less than 0.1% of Co.(1)	2,700	546

			31,760	17,769
DanChem Technologies, Inc.	Chemicals	Senior Debt	12,512	12,512
		Subordinated Debt	8,514	8,514
		Common Stock, 38.7% of Co.(1)	2,500	56
		Common Stock Warrants, 36.3% of Co.(1)	2,221	2,040

			25,747	23,122
Escort Inc.	Leisure Equipment & Products	Senior Debt	5,723	5,723
		Subordinated Debt	17,394	17,394
		Redeemable Preferred Stock	4,794	4,794
		Common Stock Warrants, 64.1% of Co.(1)	8,783	10,724

			36,694	38,635
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt	7,866	7,915
		Subordinated Debt	7,653	7,666
		Common Stock Warrants, 9.2% of Co.(1)	1,110	116
		Preferred Stock, Convertible into 75.0% of Co.(1)	4,302	1,312

			20,931	17,009

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
European Touch LTD. II	Commercial Services & Supplies	Senior Debt	4,766	4,766
		Subordinated Debt	12,119	12,119
		Common Stock, 36.2% of Co.(1)	1,500	4,913
		Redeemable Preferred Stock	477	477
		Common Stock Warrants, 53.8% of Co.(1)	3,683	7,309

			22,545	29,584
Flexi-Mat Holding, Inc.	Leisure Equipment & Products	Senior Debt	8,230	8,230
		Subordinated Debt	10,765	10,765
		Common Stock, 92.0% of Co.(1)	9,706	9,706
		Redeemable Preferred Stock	8,644	8,644

			37,345	37,345
Fulton Bellows & Components, Inc.	Machinery	Senior Debt(1)	12,750	8,791
		Subordinated Debt(1)	6,799	—
		Common Stock Warrants, 7.7% of Co.(1)	1,305	—

			20,854	8,791
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Subordinated Debt	17,227	17,227
		Common Stock, 15.3% of Co.(1)	1,750	1,750
		Redeemable Preferred Stock	11,588	11,588
		Common Stock Warrants, 77.2% of Co.(1)	8,827	8,827

			39,392	39,392
Halex Holdings, Inc.	Construction Materials	Subordinated Debt	20,782	20,782
		Redeemable Preferred Stock	12,704	12,704
		Preferred Stock, Convertible into 70.4% of Co.(1)	1,406	6,004

			34,892	39,490
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt	15,426	15,540
		Common Stock, 32.9% of Co.(1)	4,760	—
		Redeemable Preferred Stock(1)	18,864	15,968
		Common Stock Warrants, 41.0% of Co.(1)	5,918	783

			44,968	32,291
Jones Stephens Corp.	Building Products	Subordinated Debt	20,843	20,843
		Common Stock, 43.8% of Co.(1)	3,500	3,500
		Redeemable Preferred Stock(1)	7,000	7,000
		Preferred Stock, Convertible into 43.8% of Co.(1)	3,500	3,500

			34,843	34,843
Logex Corporation	Road & Rail	Subordinated Debt	19,959	19,959
		Common Stock Warrants, 85.4% of Co.(1)	7,454	2,782
		Redeemable Preferred Stock(1)	3,930	390

			31,343	23,131
MBT International, Inc.	Distributors	Subordinated Debt	15,325	15,329
		Common Stock, 7.2% of Co.(1)	1,233	29
		Common Stock Warrants, 81.5% of Co.(1)	5,254	5,254
		Redeemable Preferred Stock(1)	929	929

			22,741	21,541
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt	13,892	13,892
		Common Membership Warrants, 32.8% of Co.(1)	2,038	36,377

			15,930	50,269
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt	54,146	54,191
		Subordinated Debt	18	499
		Common Stock, 77.1% of Co.(1)	95	2,234

			54,259	56,924
NewStarcom Holdings, Inc.	Construction & Engineering	Subordinated Debt	33,273	40,372
		Common Stock, 0.2% of Co.(1)	—	—
		Preferred Stock, Convertible into 66.4% of Co.(1)	11,500	—

			44,773	40,372

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
nSpired Holdings, Inc.	Food Products	Senior Debt	17,507	17,507
		Subordinated Debt	8,895	8,895
		Common Stock, 100.0% of Co.(1)	5,000	5,000
		Redeemable Preferred Stock	25,500	25,500

			56,902	56,902
Optima Bus Corporation	Machinery	Senior Debt	3,126	3,126
		Subordinated Debt	10,120	7,927
		Common Stock, 1.0% of Co.(1)	1,896	—
		Preferred Stock, Convertible into 91.4% of Co.(1)	18,748	—
		Common Stock Warrants, 2.1% of Co.(1)	4,041	—

			37,931	11,053
PaR Systems, Inc.	Machinery	Subordinated Debt	19,112	19,112
		Common Stock, 21.3% of Co.(1)	2,500	6,897
		Common Stock Warrants, 35.1% of Co.(1)	4,116	11,357

			25,728	37,366
Precitech, Inc.	Machinery	Senior Debt	9,585	9,585
		Subordinated Debt	5,232	5,232
		Redeemable Preferred Stock(1)	2,241	—
		Common Stock, 43.3% of Co. (1)	2,204	—
		Common Stock Warrants, 44.7% of Co.(1)	2,278	154

			21,540	14,971
Roadrunner Freight Systems, Inc.	Road & Rail	Subordinated Debt	16,960	16,960
		Common Stock, 57.6% of Co.(1)	13,550	16,487
		Common Stock Warrants, 12.1% of Co.(1)	2,840	3,226

			33,350	36,673
Specialty Brands of America, Inc.	Food Products	Senior Debt	24,598	24,598
		Subordinated Debt	15,553	15,553
		Redeemable Preferred Stock	11,184	11,184
		Common Stock, 23.5% of Co.(1)	3,392	3,392
		Common Stock Warrants, 67.7% of Co.(1)	9,746	9,746

			64,473	64,473
STACAS Holdings, Inc.	Road & Rail	Subordinated Debt	15,956	15,956
		Redeemable Preferred Stock(1)	5,000	2,355
		Common Stock, 18.0% of Co.(1)	—	—
		Common Stock Warrants, 62.0% of Co.(1)	2,869	2,755

			23,825	21,066
Sunvest Industries, Inc.	Metals & Mining	Senior Debt(1)	7,011	—
		Subordinated Debt(1)	5,642	—
		Common Stock Warrants, 73.0% of Co.(1)	1,358	—

			14,011	—
Texstars, Inc.	Aerospace & Defense	Senior Debt	13,382	13,382
		Subordinated Debt	7,307	7,307
		Common Stock, 36.4% of Co.(1)	1,500	5,574
		Common Stock Warrants, 37.4% of Co.(1)	1,542	5,730

			23,731	31,993
Subtotal Control Investments			1,166,989	1,041,144

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2003

(in thousands)

AFFILIATE INVESTMENTS
Company(4)	Industry	Investment	Cost	Fair Value
Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt	4,042	4,042
		Subordinated Debt	13,496	13,496
		Common Stock, 6.5% of Co.(1)	1,000	1,000
		Common Stock Warrants, 2.3% of Co.(1)	343	343

			18,881	18,881
CIVCO Holding, Inc.	Health Care Equipment & Supplies	Subordinated Debt	10,982	10,982
		Redeemable Preferred Stock	982	982
		Common Stock, 10.3% of Co.(1)	2,123	2,123
		Common Stock Warrants, 4.5% of Co.(1)	997	997

			15,084	15,084
FMI Holdco I, LLC	Road & Rail	Senior Debt	17,200	17,200
		Subordinated Debt	12,308	12,308
		Common Stock, 11.8% of Co.(1)	2,682	2,682
		Redeemable Preferred Stock(1)	1,567	1,567

			33,757	33,757
Futurelogic Group, Inc.	Computers & Peripherals	Senior Debt	12,452	12,452
		Subordinated Debt	13,265	13,265
		Common Stock, 5.1% of Co.(1)	20	1,815
		Common Stock Warrants, 2.7% of Co.(1)	—	946

			25,737	28,478
Money Mailer, LLC	Advertising	Subordinated Debt	8,561	8,561
		Common Membership Interest, 5.9% of Co.(1)	1,500	1,992

			10,061	10,553
NWCC Acquisition, LLC	Containers & Packaging	Subordinated Debt	9,575	9,575
		Common Stock, 18.3% of Co.(1)	291	24
		Redeemable Preferred Stock(1)	2,764	2,335

			12,630	11,934
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt	15,265	15,265
		Common Stock, 8.2% of Co.(1)	9	1,574
		Redeemable Preferred Stock	2,391	2,391

			17,665	19,230
Subtotal Affiliate Investments			133,815	137,917

INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap - Pay Floating/ Receive Floating	5 Contracts Notional Amounts Totaling $59,137	—	114
	Interest Rate Swaption - Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $56,976	—	2,130
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $32,117	—	884

Subtotal Interest Rate Derivative Agreements			—	3,128

Total Investment Assets			$2,042,914	$1,938,347

INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap - Pay Fixed/ Receive Floating	26 Contracts Notional Amounts Totaling $731,781	$—	$(26,533)
	Interest Rate Swap - Pay Floating/ Receive Floating	5 Contracts Notional Amounts Totaling $145,278	—	(71)

Total Investment Liabilities			$—	$(26,604)

(1)	Non-income producing.
(2)	Public company.
(3)	Foreign investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Preferred Stock	Common Stock		Capital in Excess of Par Value	Unearned Stock Compensation	Notes Receivable From Sale of Common Stock	Distributions in Excess of Net Realized Earnings	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2002	$—	43,469	$435	$812,150	$—	$(9,021)	$(29,459)	$(86,446)	$687,659
Issuance of common stock	—	11,385	114	244,837	—	—	—	—	244,951
Issuance of common stock under stock option plans	—	52	—	1,109	—	—	—	—	1,109
Issuance of common stock under the dividend reinvestment plan	—	12	—	291	—	—	—	—	291
Repayments of notes receivable from sale of common stock	—	—	—	—	—	15	—	—	15
Stock-based compensation	—	—	—	9,007	(8,772)	—	—	—	235
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	89,436	(64,102)	25,334
Distributions	—	—	—	—	—	—	(69,580)	—	(69,580)

Balance at June 30, 2003	$—	54,918	$549	$1,067,394	$(8,772)	$(9,006)	$(9,603)	$(150,548)	$890,014

Balance at December 31, 2003	$—	65,949	$659	$1,360,181	$(21,286)	$(8,783)	$(23,685)	$(131,171)	$1,175,915
Issuance of common stock	—	9,649	97	250,492	—	—	—	—	250,589
Issuance of common stock under stock option plans	—	1,117	11	28,879	—	—	—	—	28,890
Issuance of common stock under the dividend reinvestment plan	—	11	—	367	—	—	—	—	367
Repayments of notes receivable from sale of common stock	—	—	—	—	—	599	—	—	599
Stock-based compensation	—	—	—	19,108	(15,828)	—	—	—	3,280
Income tax deductions relating to exercise of stock options	—	—	—	1,538	—	—	—	—	1,538
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	44,833	78,669	123,502
Distributions	—	—	—	—	—	—	(95,221)	—	(95,221)

Balance at June 30, 2004	$—	76,726	$767	$1,660,565	$(37,114)	$(8,184)	$(74,073)	$(52,502)	$1,489,459

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Operating activities:

Net increase in shareholders’ equity resulting from operations	$123,502	$25,334
Adjustments to reconcile net increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation of investments	(78,669)	64,102
Net realized (gain) loss on investments	55,660	(28,115)
Accretion of loan discounts	(6,026)	(7,370)
Increase in accrued payment-in-kind dividends and interest	(20,494)	(11,202)
Collection of loan origination fees	6,284	1,487
Amortization of deferred finance costs and debt discount	3,314	1,646
Stock-based compensation	3,280	235
Depreciation of property and equipment	706	500
Increase in interest receivable	(2,713)	(794)
Increase in other assets	(1,147)	(783)
Increase (decrease) in other liabilities	(2,017)	(2,288)

Net cash provided by operating activities	81,680	42,752

Investing activities:
Purchases of investments	(732,172)	(355,663)
Principal repayments	209,058	142,271
Proceeds from sale of senior debt investments	84,573	—
Collection of payment-in-kind notes	1,243	2,833
Collection of accreted loan discounts	5,541	1,534
Collection of payment-in-kind dividends	—	525
Proceeds from sale of equity investments	14,058	35,293
Escrow funding	—	(5,500)
Purchase of government securities	(99,983)	—
Interest rate derivative periodic payments	(8,183)	—
Capital expenditures	(1,174)	(1,366)
Repayments of employee notes receivable issued in exchange for common stock	599	15

Net cash used in investing activities	(526,440)	(180,058)

Financing activities:
Proceeds from asset securitizations	—	238,741
Drawings on (repayments of) revolving credit facilities, net	322,250	(141,293)
Repayments of notes payable	(206,139)	(106,959)
Proceeds from senior loan repurchase agreements	75,000	—
Proceeds from repurchase agreements	99,855	—
Increase in deferred financing costs	(4,207)	(4,791)
(Increase) decrease in debt service escrows	(15,547)	12,968
Issuance of common stock	279,479	246,060
Distributions paid	(50,335)	(70,158)

Net cash provided by financing activities	500,356	174,568

Net increase in cash and cash equivalents	55,596	37,262
Cash and cash equivalents at beginning of period	8,020	13,080

Cash and cash equivalents at end of period	$63,616	$50,342

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$367	$291

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in thousands, except per share data)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Per Share Data:
Net asset value at beginning of the period(1)	$17.83	$15.82

Net operating income(2)	1.45	1.20
Net realized (loss) gain on investments(2)	(0.80)	0.55
Net unrealized appreciation (depreciation) of investments(2)	1.13	(1.25)

Net increase in shareholders’ equity resulting from operations(2)	1.78	0.50
Issuance of common stock	1.14	1.19
Effect of antidilution	0.06	0.05
Distribution of net investment income	(1.40)	(1.35)

Net asset value at end of period(1)	$19.41	$16.21

Per share market value at end of period	$28.02	$25.02
Total return (loss) (4)	(1.4)%	22.6%
Shares outstanding at end of period	76,726	54,918
Ratio/Supplemental Data:
Net assets at end of period(1)	$1,489,459	$890,014
Average net assets(1)	$1,332,687	$788,837
Average long-term debt outstanding	$847,500	$499,000
Average long-term debt per common share(2)	$12.19	$9.76
Ratio of operating expenses, net of interest expense, to average net assets(1)	2.18%	2.18%
Ratio of interest expense to average net assets(1)	0.94%	0.98%

Ratio of operating expenses to average net assets(1)	3.12%	3.16%
Ratio of net operating income to average net assets(1)	7.54%	7.77%

(1)	The net assets used in the Consolidated Financial Highlights equals the total shareholders’ equity on the Consolidated Balance Sheets.
(2)	Weighted average basic per share data.
(3)	In 2004, the Company adopted a new accounting method for interest rate derivative agreements. If the Company had accounted for its interest rate derivative agreements in 2003 under the new accounting method, net operating income per share would have increased $0.16 per share, net realized (loss) gain on investments would have decreased $0.11 per share and net unrealized appreciation (depreciation) of investments would have decreased $0.05 per share.
(4)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus reinvested dividends, based on the stock price on date of reinvestment, divided by the beginning market value.

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

Investments consist of securities issued by publicly- and privately-held companies and government securities, which have been valued at $2,492,601, or $2,480,152 including interest rate derivative agreements, as of June 30, 2004. These securities consist of senior debt, subordinated debt with or without detachable equity warrants, preferred equity securities and common equity securities. The debt securities, excluding government securities, have a weighted average effective interest rate of 13.5% as of June 30, 2004 and are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. The Company also makes investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity and preferred equity and are identified in the accompanying consolidated schedule of investments. At June 30, 2004, loans with seven portfolio companies with a total principal balance of $71,978 were on non-accrual status. At June 30, 2004, loans, excluding loans on non-accrual status, with three portfolio companies with a principal balance of $34,601 were greater than three months past due.

The ownership percentages for equity instruments included on the accompanying consolidated schedule of investments reflect the diluted ownership percentages. In cases where the Company is either entitled to receive conditional common equity warrants or required to return common equity warrants if certain performance thresholds are met, the ownership percentages for equity instruments included on the accompanying consolidated schedule of investments reflect the ownership percentages based upon the thresholds met, if any, at the balance sheet date.

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

Summaries of the composition of the Company’s portfolio investment portfolio as of June 30, 2004 and December 31, 2003 at cost and fair value are shown in the following table:

	June 30, 2004	December 31, 2003
COST
Senior debt	20.9%	20.9%
Subordinated debt	48.5%	52.7%
Subordinated debt with non-detachable warrants	1.0%	2.1%
Preferred equity	13.1%	12.2%
Equity warrants	6.9%	6.5%
Common equity	5.7%	5.6%
Government securities	3.9%	0.0%

	June 30, 2004	December 31, 2003
FAIR VALUE
Senior debt	21.0%	21.5%
Subordinated debt	46.7%	53.0%
Subordinated debt with non-detachable warrants	0.9%	2.1%
Preferred equity	9.3%	7.2%
Equity warrants	11.1%	9.9%
Common equity	7.0%	6.3%
Government securities	4.0%	0.0%

The Company uses the Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value excluding government securities:

	June 30, 2004	December 31, 2003
COST
Leisure Equipment & Products	15.9%	11.4%
Commercial Services & Supplies	12.0%	10.0%
Food Products	8.0%	10.2%
Building Products	7.5%	8.8%
Machinery	6.6%	10.9%
Healthcare Equipment & Supplies	6.5%	3.4%
Chemicals	6.3%	3.3%
Road & Rail	5.2%	6.0%
Electrical Equipment	5.0%	0.6%
Aerospace & Defense	3.7%	4.3%
Construction & Engineering	2.6%	3.2%
Electronic Equipment & Instruments	2.4%	2.8%
Household Products	2.3%	2.0%
Auto Components	2.1%	2.9%
Healthcare Providers & Services	2.0%	2.2%
Distributors	1.8%	1.6%
Household Durables	1.6%	2.0%
Construction Materials	1.5%	1.7%
Diversified Telecommunication Services	1.1%	0.0%
Computers & Peripherals	1.0%	1.3%
Containers & Packaging	1.0%	1.2%
Textiles, Apparel & Luxury Goods	0.8%	0.9%
Personal Products	0.7%	0.8%
Specialty Retail	0.6%	0.6%
Media	0.5%	0.1%
Diversified Financial Services	0.4%	3.5%
IT Services	0.3%	2.4%
Metals & Mining	0.1%	0.8%
Other	0.5%	1.1%

	June 30, 2004	December 31, 2003
FAIR VALUE
Leisure Equipment & Products	16.5%	11.3%
Commercial Services & Supplies	15.2%	12.7%
Food Products	8.0%	10.8%
Healthcare Equipment & Supplies	6.8%	3.6%
Building Products	5.5%	6.8%
Chemicals	5.0%	2.8%
Electrical Equipment	5.0%	0.6%
Road & Rail	4.4%	5.9%
Aerospace & Defense	4.3%	5.2%
Machinery	4.2%	7.2%
Auto Components	3.0%	3.8%
Electronic Equipment & Instruments	2.8%	3.1%
Household Products	2.3%	2.1%
Construction & Engineering	2.0%	3.1%
Distributors	1.8%	1.6%
Construction Materials	1.8%	2.0%
Household Durables	1.7%	2.1%
Healthcare Providers & Services	1.6%	1.7%
Computers & Peripherals	1.2%	1.5%
Diversified Telecommunication Services	1.1%	0.0%
IT Services	1.1%	3.0%
Containers & Packaging	1.0%	1.2%
Specialty Retail	0.8%	0.9%
Textiles, Apparel & Luxury Goods	0.7%	1.1%
Personal Products	0.7%	0.9%
Media	0.5%	0.1%
Beverages	0.4%	0.5%
Diversified Financial Services	0.4%	3.7%
Advertising	0.0%	0.6%
Other	0.2%	0.1%

The following table shows the portfolio composition by geographic location at cost and at fair value excluding government securities. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2004	December 31, 2003
COST
Mid-Atlantic	20.6%	18.1%
Southwest	21.2%	23.0%
Southeast	16.1%	17.4%
North-Central	15.2%	16.5%
South-Central	10.6%	10.7%
Northwest	0.3%	0.0%
Northeast	10.6%	10.1%
Foreign	5.4%	4.2%

	June 30, 2004	December 31, 2003
FAIR VALUE
Mid-Atlantic	22.5%	19.0%
Southwest	22.3%	24.0%
Southeast	17.2%	18.9%
North-Central	14.2%	15.9%
South-Central	8.9%	9.7%
Northwest	0.3%	0.0%
Northeast	9.9%	10.1%
Foreign	4.7%	2.4%

Note 4. Borrowings

The Company’s debt obligations consisted of the following as of June 30, 2004 and December 31, 2003:

DEBT	June 30, 2004	December 31, 2003
Revolving debt-funding facility due April 20, 2007	$368,250	$116,000
Revolving debt-funding facility due March 25, 2007	70,000	—
Senior loan repurchase agreements	75,000	—
Repurchase agreements	99,855	—
ACAS Business Loan Trust 2000-1 asset securitization	19,215	39,348
ACAS Business Loan Trust 2002-1 asset securitization	17,703	42,861
ACAS Business Loan Trust 2002-2 asset securitization	73,876	103,164
ACAS Business Loan Trust 2003-1 asset securitization	154,009	221,298
ACAS Business Loan Trust 2003-2 asset securitization	253,308	317,540

Total	$1,131,216	$840,211

The weighted average debt balance for the three months ended June 30, 2004 and June 30, 2003 was $877,200 and $491,600, respectively. The weighted average debt balance for the six months ended June 30, 2004 and June 30, 2003 was $847,500 and $499,000, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred financing costs, for the three months ended June 30, 2004 and 2003 was 3.0%, and 3.0%, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2004 and 2003 was 3.0%, and 3.1%, respectively. The Company believes that it is currently in compliance with all of its debt covenants.

On April 22, 2004, the Company entered into an amendment to its existing amended and restated loan funding facility and servicing agreement with an original termination date of June 13, 2006. As a result of the amendment, the aggregate commitment increased from $225,000 to $350,000. On June 29, 2004, the Company entered into an additional amendment temporarily increasing the aggregate commitment from $350,000 to $425,000 through August 13, 2004. The Company’s ability to make draws on the revolving debt funding facility expires on April 20, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lender. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date of April 20, 2007.

On March 25, 2004, the Company entered into a new $70,000 secured revolving credit facility with a syndication of lenders. The revolving debt funding period expires on March 24, 2005. If the facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period following March 25, 2005. During the revolving period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 200 basis points or (ii) the greater of the prime rate plus 25 basis points or a federal funds rate plus 125 basis points. During the amortization period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 400 basis points or (ii) the greater of the prime rate plus 125 basis points or a federal funds rate plus 225 basis points. The Company is also charged an unused commitment fee of 0.25%. The facility is collateralized by loans from the Company’s portfolio companies. The facility contains covenants that, among other things, require the Company to maintain a minimum net worth and certain financial ratios.

On June 30, 2004, the Company and an affiliated trust entered into a new $125,000 secured revolving credit facility with a lender. The revolving debt funding period expires on June 29, 2005 unless the facility is extended prior to such date for an additional 364-day period at the discretion of the lender. If the facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period following June 29, 2005. Interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 225 basis points or (ii) a commercial paper rate plus 125 basis points. The Company is also charged an unused commitment fee of 0.25%. The facility is collateralized by loans from the Company’s portfolio companies. The facility contains covenants that, among other things, require the Company to maintain a minimum net worth and certain financial ratios.

On June 30, 2004, the Company entered into a repurchase agreement with Citigroup Global Markets Inc. for $99,855, which was settled on July 8, 2004. The repurchase agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a carrying value of $99,983. The interest rate on the repurchase agreement was 1.25%.

During 2004, the Company sold all or a portion of certain senior loans and the Class D notes of ACAS Business Loan Trust 2003-2 under repurchase agreements. The senior loan repurchase agreements are short-term financing, in which the Company sells the senior loans for a sale price generally ranging from 50% to 75% of the face amount of the senior loans and the Company has an obligation to repurchase the senior loans at the original sale price on a future date. As of June 30, 2004, the Company had $75,000 outstanding under the senior loan repurchase agreements. The Company is required to make payments to the purchaser equal to one-month LIBOR plus 250 basis points of the sales price. The purchaser is entitled to receive all interest and principal on the senior loans and required to remit all interest and principal payments to the Company. The purchaser cannot repledge or sell the loans. The Company has treated the senior loan repurchase agreements as secured financing arrangements with the sale price of the senior loans included as a debt obligation on the accompanying consolidated balance sheets.

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

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and net increase in shareholders’ equity resulting from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net operating income
As reported	$52,999	$30,558	$100,493	$61,321
Stock-based employee compensation	(588)	(1,390)	(1,736)	(2,967)

Pro forma	$52,411	$29,168	$98,757	$58,354

Net operating income per common share
Basic as reported	$0.74	$0.56	$1.45	$1.20

Basic pro forma	$0.73	$0.53	$1.42	$1.14

Diluted as reported	$0.73	$0.56	$1.43	$1.19

Diluted pro forma	$0.72	$0.53	$1.40	$1.14

Net increase in shareholders’ equity resulting from operations
As reported	$88,899	$26,309	$123,502	$25,334
Stock-based employee compensation	(588)	(1,390)	(1,736)	(2,967)

Pro forma	$88,311	$24,919	$121,766	$22,367

Net increase in shareholders’ equity resulting from operations per common share
Basic as reported	$1.24	$0.48	$1.78	$0.50

Basic pro forma	$1.23	$0.45	$1.75	$0.44

Diluted as reported	$1.22	$0.48	$1.75	$0.49

Diluted pro forma	$1.22	$0.45	$1.73	$0.44

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase in shareholders’ equity resulting from operations for future periods.

Note 6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for basic and diluted net operating income per share	$52,999	$30,558	$100,493	$61,321

Numerator for basic and diluted earnings per share	$88,899	$26,309	$123,502	$25,334

Denominator for basic weighted average shares	71,959	54,824	69,542	51,129
Employee stock options	622	162	910	112
Contingently issuable shares*	2	47	2	78

Denominator for diluted weighted average shares	72,583	55,033	70,454	51,319

Basic net operating income per common share	$0.74	$0.56	$1.45	$1.20

Diluted net operating income per common share	$0.73	$0.56	$1.43	$1.19

Basic earnings per common share	$1.24	$0.48	$1.78	$0.50

Diluted earnings per common share	$1.22	$0.48	$1.75	$0.49

*	Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

Note 7. Segment Data

The Company’s reportable segments are its investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly owned subsidiary, ACFS.

The following table presents segment data for the three months ended June 30, 2004:

	ACAS	ACFS	Consolidated
Interest and dividend income	$59,791	$—	$59,791
Fee income	2,661	13,126	15,787

Total operating income	62,452	13,126	75,578
Interest expense	6,528	—	6,528
Salaries and benefits	1,492	6,382	7,874
General and administrative	2,496	3,769	6,265
Stock-based compensation	377	1,535	1,912

Total operating expenses	10,893	11,686	22,579

Net operating income	51,559	1,440	52,999
Net realized gain on investments	3,187	—	3,187
Net unrealized appreciation of investments	32,713	—	32,713

Net increase in shareholders’ equity resulting from operations	$87,459	$1,440	$88,899

The following table presents segment data for the six months ended June 30, 2004:

	ACAS	ACFS	Consolidated
Interest and dividend income	$115,347	$—	$115,347
Fee income	3,538	23,223	26,761

Total operating income	118,885	23,223	142,108
Interest expense	12,573	—	12,573
Salaries and benefits	2,760	10,857	13,617
General and administrative	5,901	6,244	12,145
Stock-based compensation	655	2,625	3,280

Total operating expenses	21,889	19,726	41,615

Net operating income	96,996	3,497	100,493
Net realized loss on investments	(55,660)	—	(55,660)
Net unrealized appreciation of investments	78,669	—	78,669

Net increase in shareholders’ equity resulting from operations	$120,005	$3,497	$123,502

The following table presents segment data for the three months ended June 30, 2003:

	ACAS	ACFS	Consolidated
Interest and dividend income	$36,670	$—	$36,670
Fee income	458	6,077	6,535

Total operating income	37,128	6,077	43,205
Interest expense	3,733	—	3,733
Salaries and benefits	710	3,394	4,104
General and administrative	2,017	2,558	4,575
Stock-based compensation	235	—	235

Total operating expenses	6,695	5,952	12,647

Net operating income	30,433	125	30,558
Net realized gain on investments	24,210	—	24,210
Net unrealized depreciation of investments	(28,459)	—	(28,459)

Net increase in shareholders’ equity resulting from operations	$26,184	$125	$26,309

The following table presents segment data for the six months ended June 30, 2003:

	ACAS	ACFS	Consolidated
Interest and dividend income	$71,375	$—	$71,375
Fee income	2,065	12,829	14,894

Total operating income	73,440	12,829	86,269

Interest expense	7,744	—	7,744
Salaries and benefits	1,346	7,432	8,778
General and administrative	3,296	4,895	8,191
Stock-based compensation	235	—	235

Total operating expenses	12,621	12,327	24,948

Net operating income	60,819	502	61,321
Net realized gain on investments	28,115	—	28,115
Net unrealized depreciation of investments	(64,102)	—	(64,102)

Net increase in shareholders’ equity resulting from operations	$24,832	$502	$25,334

Note 8. Commitments

As of June 30, 2004, the Company had commitments under loan agreements to fund up to $87,333 to 22 portfolio companies. These commitments are composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company’s portfolio.

As of June 30, 2004, the Company had guarantees of $6,756 for two portfolio companies. The Company entered into performance guarantees with two portfolio companies to ensure the portfolio company’s performance under contracts as required by the portfolio company’s customers. The Company would be required to perform under the guarantee if the related portfolio company were unable to meet specific requirements under the related contracts. The performance guarantees will expire upon the performance of the portfolio company. Fundings under the guarantees by the Company would generally constitute a subordinated debt liability of the portfolio company. As of June 30, 2004 the guarantees had a fair value of $0 in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Note 9. Shareholders’ Equity

On April 29, 2004, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation increasing the authorized shares of common stock from 70,000 to 200,000 shares.

In May 2004, the Company completed a public offering of its common stock and received proceeds, net of the underwriters’ discount, of $159,185 in exchange for 6,500 common shares. Subsequently in May 2004, the Company sold 975 shares of its common stock pursuant to the underwriters’ over-allotment previously granted and received proceeds, net of the underwriters’ discount, of $23,878.

In February 2004, the Company completed a public offering of its common stock and received proceeds, net of the underwriters’ discount, of $59,403 in exchange for 1,890 common shares. Subsequently in March 2004, the Company sold 284 shares of its common stock pursuant to the underwriters’ over-allotment previously granted and received proceeds, net of the underwriters’ discount, of $8,910.

Note 10. Interest Rate Derivatives

The Company’s derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Securities and Exchange Commission prescribed new guidance on its interpretations of SFAS No. 133 for public investment companies related to the income statement classification of periodic interest rate derivative settlements. In prior periods, the Company recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, the Company records the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently records the amount as a realized gain (loss) on investments on the interest settlement date. The Company adopted the new accounting method prospectively in 2004. The adoption of this new accounting method did not have any impact on the Company’s net increase in shareholders’ equity resulting from operations.

Certain reclassifications have been made to the prior period balance sheet to conform to the current period presentation. Previously, the Company reported the total net interest rate derivative agreement fair value within investments in the consolidated balance sheet. In 2004, the Company started reporting the interest rate derivative agreements with a negative fair value in liabilities in the accompanying consolidated balance sheet. In order to conform the prior period to the current period presentation, the Company reclassified interest rate derivative agreements with a negative value into liabilities in the accompanying consolidated balance sheet.

Note 11. Subsequent Events

In July 2004, the Company completed a public offering of its common stock and received proceeds, net of the underwriters’ discount, of $106,960 in exchange for 4,000 common shares. Subsequently in July 2004, the Company sold 425 shares of its common stock pursuant to the underwriters’ over-allotment previously granted and received proceeds, net of the underwriters’ discount, of $11,365.

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

Portfolio Composition

We are a publicly-traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. Our wholly-owned operating subsidiary, American Capital Financial Services, Inc., or ACFS, provides financial advisory services to our portfolio companies. The total portfolio value of investments was $2,480,152 and $1,911,743 at June 30, 2004 and December 31, 2003, respectively. During the three months and six months ended June 30, 2004, we made investments totaling $530,370 and $768,970, including $36,300 and $42,700 in funds committed but undrawn under credit facilities at the date of the investment. During the three and six months ended June 30, 2003, we made investments totaling $204,100 and $382,100, including $16,900 and $21,400 in funds committed but undrawn under credit facilities at the date of the investment. The weighted average effective interest rate on debt securities, excluding government securities, was 13.5% and 13.4% at June 30, 2004 and December 31, 2003, respectively.

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

We seek to be a long-term partner with our portfolio companies. As a long-term partner, we will invest capital in a portfolio company subsequent to our initial investment if we believe that it can achieve appropriate returns for our investment. Add-on financings fund (i) strategic acquisitions by the portfolio company of either a complete business or specific lines of a business that are related to the portfolio company’s business, (ii) recapitalization at the portfolio company, (iii) growth at the portfolio company such as product development or plant expansions, or (iv) working capital for portfolio companies, sometimes in distressed situations, that need capital to fund operating costs, debt service, or growth in receivables or inventory.

Our investments during the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
New Portfolio Company American Capital Sponsored Buyouts	$252,950	$—	$369,650	$—
New Portfolio Company Financing for Private Equity Buyouts	198,480	106,050	298,880	238,350
New Portfolio Company Direct Investments	17,590	—	17,590	40,000
Add-On Financing for Acquisitions	33,210	18,400	39,110	18,400
Add-On Financing for Recapitalization	26,570	24,250	28,370	24,250
Add-On Financing for Buyouts	—	45,000	—	45,000
Add-On Financing for Growth	—	—	4,600	—
Add-On Financing for Working Capital	1,570	10,400	10,770	16,100

Total	$530,370	$204,100	$768,970	$382,100

Results of Operations

Our consolidated financial performance, as reflected in our Consolidated Statements of Operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from financial advisory and transaction structuring activities, less our operating expenses. The second element is “Net unrealized (depreciation) appreciation of investments,” which is the net change in the estimated fair values of our portfolio investments and the change in the estimated fair value of the future payment streams of our interest rate derivatives, at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is “Net realized (loss) gain on investments,” which reflects the difference between the proceeds from an exit of a portfolio investment and the cost at which the investment was carried on our Consolidated Balance Sheets and periodic settlements of interest rate derivatives.

The consolidated operating results for the three and six months ended June 30, 2004 and 2003 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating income	$75,578	$43,205	$142,108	$86,269
Operating expenses	22,579	12,647	41,615	24,948

Net operating income	52,999	30,558	100,493	61,321
Net realized gain (loss) on investments	3,187	24,210	(55,660)	28,115
Net unrealized appreciation (depreciation) of investments	32,713	(28,459)	78,669	(64,102)

Net increase in shareholders’ equity resulting from operations	$88,899	$26,309	$123,502	$25,334

In 2004, the Securities and Exchange Commission prescribed new guidance for public investment companies related to the income statement classification of periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004 and therefore comparisons to the prior year are impacted by this change in accounting method. The adoption of this new accounting method did not have any impact on our net increase in shareholders’ equity resulting from operations.

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee income. For the three months ended June 30, 2004, total operating income increased $32,373, or 75%, over the three months ended June 30, 2003. For the six months ended June 30, 2004, total operating income increased $55,839, or 65%, over the six months ended June 30, 2003. Interest and dividend income consisted of the following for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income on debt securities	$55,841	$40,403	$107,590	$76,758
Interest cost of interest rate derivative agreements	—	(4,441)	—	(8,117)
Interest income on bank deposits and employee loans	192	152	357	302
Dividend income on equity securities	3,758	556	7,400	2,432

Total interest and dividend income	$59,791	$36,670	$115,347	$71,375

Interest income on debt securities increased by $15,438, or 38%, to $55,841 for the three months ended June 30, 2004 from $40,403 for the comparable period in 2003, primarily due to an increase in our debt investments. Our daily weighted average debt investments at cost, excluding discounts, increased from $1,232,000 in the three month period ended June 30, 2003 to $1,700,200 in the comparable period in 2004 resulting from new loan originations net of loan repayments during the last twelve months ended June 30, 2004. The daily weighted average interest rate on debt investments, excluding interest rate swaps remained unchanged at 13.1% for both periods. The weighted average monthly prime lending rate decreased from 4.17% in three month period ended June 30, 2003 to 4.08% in the comparable period in 2004 and the average monthly LIBOR rate decreased from 1.25% in the three month period ended June 30, 2003 to 1.19% in the comparable period in 2004. The average non-accruing loans decreased from $122,901 in the three month period ended June 30, 2003 to $71,978 in the comparable period in 2004.

Interest income on debt securities increased by $30,832, or 40%, to $107,590 for the six months ended June 30, 2004 from $76,758 for the comparable period in 2003, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments, excluding the impact of interest rate swaps. Our daily weighted average debt investments at cost, excluding discounts, increased from $1,162,000 in the six month period ended June 30, 2003 to $1,669,700 in the comparable period in 2004 resulting from new loan originations net of loan repayments during the last twelve months ended June 30, 2004. The daily weighted average interest rate on debt investments decreased to 12.9% in the six month period ended June 30, 2004 from 13.2% in the comparable period in 2003 due partially to a decrease in the weighted average monthly prime lending rate from 4.21% in six month period ended June 30, 2003 to 4.04% in the comparable period in 2004 and a decrease in the average monthly LIBOR rate from 1.29% in the six month period ended June 30, 2003 to 1.15% in the comparable period in 2004. The average non-accruing loans decreased from $107,414 in the six month period ended June 30, 2003 to $69,278 in the comparable period in 2004.

To match the interest rate basis of our assets and liabilities and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations, we enter into interest rate derivative agreements to hedge securitized debt investments in which we either pay a floating rate based on the prime rate and receive a floating rate based on LIBOR, or pay a fixed rate and receive a floating rate based on LIBOR. Use of the interest rate derivatives enables us to manage the impact of changing interest rates on spreads between the yield on our investments and the cost of our borrowings. Our derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Securities and Exchange Commission prescribed new guidance on its interpretations of SFAS No. 133 for public investment companies related to the income statement classification of the periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004.

Dividend income on equity securities increased by $3,202 to $3,758 for the three months ended June 30, 2004 from $556 for the comparable period in 2003 due primarily to an increase in preferred stock investments. Our daily weighted average total debt and equity investments at cost increased from $1,427,000 in the three months ended June 30, 2003 to $2,172,500 in the comparable period in 2004. The daily weighted average yield on total debt and equity investments, excluding the impact of interest rate swaps decreased from 11.5% for the three months ended June 30, 2003 to 11.0% for the comparable period in 2004.

Dividend income on equity securities increased by $4,968 to $7,400 for the six months ended June 30, 2004 from $2,432 for the comparable period in 2003 due primarily to an increase in preferred stock investments. Our daily weighted average total debt and equity investments at cost increased from $1,353,000 in the six months ended June 30, 2003 to $2,115,100 in the comparable period in 2004. The daily weighted average yield on total debt and equity investments, excluding the impact of interest rate swaps decreased from 11.7% for the six months ended June 30, 2003 to 10.9% for the comparable period in 2004.

Fee income consisted of the following for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Transaction structuring fees	$4,124	$500	$7,321	$2,075
Loan financing fees	3,190	2,902	5,328	6,294
Equity financing fees	2,675	—	4,842	—
Financial advisory fees	2,006	1,084	3,649	1,986
Prepayment fees	2,367	195	2,914	1,755
Other structuring fees	—	1,150	—	1,650
Other fees	1,425	704	2,707	1,134

Total fee income	$15,787	$6,535	$26,761	$14,894

Fee income increased by $9,252, or 142%, to $15,787 for the three months ended June 30, 2004 from $6,535 in the comparable period in 2003. For the three months ended June 30, 2004, we recorded $4,124 in transaction structuring fees for four buyouts totaling $252,950 of American Capital financing. The transaction structuring fees were 1.6% of buyout investments in 2004. For the three months ended June 30, 2003, we recorded $1,650 in transaction and other structuring fees primarily for the structuring of a sale transaction of one existing portfolio company and the structuring of the buyout of an existing American Capital portfolio company. The increase in loan financing fees was attributable to an increase in new debt investments from $194,530 in 2003 to $432,900 in 2004 offset by an increase in deferred fees representative of additional yield as a discount in 2004. The loan financing fees were 0.7% and 1.5% of loan originations in 2004 and 2003, respectively. Equity financing fees increased primarily to due to an increase in equity investments during the second quarter of 2004 as compared to the second quarter of 2003. The prepayment fees of $2,367 for the three months ended June 30, 2004 are the result of the prepayment by five portfolio companies of loans totaling $96,400 compared to prepayment fees of $195 for the three months ended June 30, 2003 as the result of the prepayment by one portfolio company of a loan totaling $6,500.

Fee income increased by $11,867 or 80%, to $26,761 for the six months ended June 30, 2004 from $14,894 in the comparable period in 2003. For the six months ended June 30, 2004, we recorded $7,321 in transaction structuring fees for six buyouts totaling $369,650 of American Capital financing. The transaction structuring fees were 2.0% of buyout investments in 2004. For the six months ended June 30, 2003, we recorded $3,725 in transaction and other structuring fees primarily for the structuring of a sale transaction of one existing portfolio company, the structuring of the buyout of an existing American Capital portfolio company and structuring fees attributable to a direct investment in a new portfolio company. The decrease in loan financing fees was attributable to an increase in deferred fees representative of additional yield as a discount in 2004, partially offset by an increase in new debt investments from $371,578 in 2003 to $601,300 in 2004. The loan financing fees were 0.9% and 1.7% of loan originations in 2004 and 2003, respectively. Equity financing fees increased primarily to due to an increase in equity investments during 2004 as compared to 2003. The prepayment fees of $2,914 for the six months ended June 30, 2004 are the result of the prepayment by eight portfolio companies of loans totaling $125,200 compared to prepayment fees of $1,755 for the six months ended June 30, 2003 as the result of the prepayment by three portfolio companies of loans totaling $54,000.

Operating Expenses

Operating expenses for the three months ended June 30, 2004 increased $9,932, or 79%, over the comparable period in 2003. For the six months ended June 30, 2004 operating expenses increased 16,667, or 67%, over the comparable period in 2003.

Interest expense increased from $3,733 for the three months ended June 30, 2003 to $6,528 in the comparable period in 2004 due to an increase in our weighted average borrowings from $491,600 in the three months ended June 30, 2003 to $877,200 in the comparable period in 2004. The weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, remained unchanged at 3.0% during both the three months ended June 30, 2004 and 2003, respectively. Interest expense increased from $7,744 for the six months ended June 30, 2003 to $12,573 in the comparable period in 2004 due to an increase in our weighted average borrowings from $499,000 in the six months ended June 30, 2003 to $847,500 in the comparable period in 2004, partially offset by a decrease in the weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 3.1% during the six months ended June 30, 2003 to 3.0% during the comparable period in 2004.

Salaries and benefits expense increased 92% from $4,104 in the three months ended June 30, 2003 to $7,874 in the comparable period in 2004. Salaries and benefits increased 55% from 8,778 in the six months ended June 30, 2003 to $13,617 in the comparable period in 2004. The increase is due primarily to an increase in employees from 123 at June 30, 2003 to 163 at June 30, 2004, annual salary rate increases and an increase in incentive compensation as a result of us meeting certain performance criteria in the second quarter of 2004.

General and administrative expenses increased 37% from $4,575 in the three months ended June 30, 2003 to $6,265 in the comparable period in 2004. General and administrative expenses increased 48% from $8,191 in the six months ended June 30, 2003 to $12,145 in the comparable period in 2004. The increase is primarily due to higher audit and accounting fees, legal fees, valuation service fees as well as additional overhead attributable to the increase in the number of employees.

Stock-based compensation was $1,912 for three months ended June 30, 2004 compared to $235 for the comparable period in 2003. Stock-based compensation was $3,280 for six months ended June 30, 2004 compared to $235 for the comparable period in 2003. In the second quarter of 2003, we adopted SFAS 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under SFAS 148.

Net Realized Gains (Losses) on Investments

Our net realized gains (losses) for the three and six months ended June 30, 2004 and 2003 consisted of the following:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
ACAS Acquisitions (PaR Systems), Inc.	$9,537	$—	$9,537	$—
Atlantech Holding, Corp.	4,271	—	4,271	—
TransCore Holdings, Inc.	—	—	1,668	—
Vigo Remittance Corp.	1,250	—	1,250	—
Plastech Engineered Products, Inc.	—	—	745	1,641
Weston ACAS Holdings, Inc.	—	23,535	24	24,930
Other, net	1,058	675	1,636	2,325

Total gross realized portfolio gains	16,116	24,210	19,131	28,896

Chromas Technologies Corp.	(21)	—	(32,013)	—
Academy Events Services, LLC	(6)	—	(14,173)	—
Sunvest Industries, Inc.	(20)	—	(13,462)	—
Fulton Bellows & Components, Inc.	(6,818)	—	(6,818)	—
Other, net	(139)	—	(142)	(781)

Total gross realized portfolio losses	(7,004)	—	(66,608)	(781)

Total net realized portfolio gains (losses)	9,112	24,210	(47,477)	28,115
Interest rate derivative periodic payments	(5,925)	—	(8,183)	—

Total net realized gains (losses)	$3,187	$24,210	$(55,660)	$28,115

During the six months ended June 30, 2004, we realized gains of $4,271, $1,668, $1,250 and $745, respectively from the realization of unamortized OID from the prepayment of debt by Atlantech Holding Corp., TransCore Holdings, Inc., Vigo Remittance Corp. and Plastech Engineered Products, Inc.

In the second quarter, we received full repayment of our $22,500 subordinated debt investment in ACAS Acquisitions (PaR Systems), Inc. and received a $10,804 liquidating dividend on our common equity interest as a result of PaR’s sale of an 81% interest in its nuclear equipment and service business, recognizing a total gain of $9,537. We retained an 11% diluted ownership interest in ACAS Acquisitions (PaR Systems), Inc., which was renamed PaR Nuclear Holding Co., Inc. The non-nuclear business segment of ACAS Acquisitions (PaR Systems), Inc. was contributed to a newly created company, PaR Systems, Inc., shares of which were distributed to the existing shareholders. We provided $4,632 in subordinated debt financing to, and retained a 51% diluted ownership in, PaR Systems, Inc.

In the first quarter of 2004, Chromas Technologies Corp. entered into an asset purchase agreement whereby substantially all of the assets were sold to and certain of the liabilities were assumed by a purchaser. The net cash proceeds were used to repay a portion of our outstanding loans. As part of the asset purchase agreement, Chromas will receive an additional deferred payment one year from the closing date. All of Chromas’ remaining assets including its right to receive the deferred payment were conveyed to us. Our remaining subordinated debt and equity investments in Chromas were deemed worthless and we recognized a realized loss of $32,013 offset by the reversal of unrealized depreciation of $29,767.

In the first quarter of 2004, Academy Event Services, LLC filed for Chapter 11 bankruptcy and the court conducted an auction for the sale of all of its assets during the quarter. We did not receive any proceeds from the auction sale held through the bankruptcy proceedings. Our subordinated debt and equity investments were deemed worthless and we recognized a realized loss of $14,173 offset by the reversal of unrealized depreciation of $7,813.

Sunvest Industries, Inc. was a holding company with two wholly-owned operating subsidiaries – Dyna-Fab LLC and Advanced Fabrication Technology LLC (AFT). In the fourth quarter of 2003, Dyna-Fab entered into an asset purchase agreement whereby substantially all of the assets of Dyna-Fab were sold. In the first quarter of 2004, AFT entered into an asset purchase agreement whereby substantially all of the assets of AFT were sold. In the first quarter of 2004, we foreclosed on Sunvest’s and its subsidiaries’ remaining assets including any rights to future payments under the asset purchase agreements. Our remaining senior and subordinated debt and equity investments in Sunvest were deemed worthless and we recognized a realized loss of $13,462 offset by the reversal of unrealized depreciation of $14,052.

In the second quarter of 2004, we sold our senior subordinated debt investment in Fulton Bellows & Components, Inc. for nominal proceeds and recognized a realized loss of $6,818 offset by the reversal of unrealized depreciation of $7,001.

In the first quarter of 2003, we realized a gain of $1,395 from the realized of unamortized OID from the prepayment of debt by Weston ACAS Holdings, Inc. In the second quarter of 2003, we sold of all of our equity interest in Weston consisting of common stock, common stock warrants and preferred stock for $30,950 in cash proceeds and Weston also prepaid its remaining subordinated debt of $6,500, all as part of a recapitalization of Weston that resulted in Weston employees gaining 100% ownership of the company. We recognized a realized gain of $23,535 consisting of a $22,701 gain on the sale of its equity interest and $834 on the realization of the unamortized OID offset by the reversal of the unrealized appreciation of $20,822. As part of the recapitalization, the Company provided $12,750 of new subordinated debt financing to Weston as part of a $25,000 mezzanine debt financing provided by the Company and another mezzanine investor.

During the six months ended June 30, 2003, we realized a gain of $1,641 from the realization of unamortized OID from the prepayment of debt by Plastech Engineered Products, Inc.

In 2004, the Securities and Exchange Commission prescribed new guidance on its interpretations of SFAS No. 133 for public investment companies for the income statement classification of the periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. For the three and six months ended June 30, 2004, we recorded net realized losses of $5,925 and $8,183 for the interest rate derivative periodic settlements.

Unrealized Appreciation and Depreciation of Investments

The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and six months ended June 30, 2004 and 2003:

	Number of Companies	Three Months Ended June 30, 2004	Number of Companies	Three Months Ended June 30, 2003
Gross unrealized appreciation of portfolio investments	19	$49,457	17	$41,448
Gross unrealized depreciation of portfolio investments	16	(44,236)	18	(42,422)
Reversal of prior period unrealized depreciation/(appreciation) upon a realization	2	540	1	(20,822)

Net appreciation (depreciation) of portfolio investments	37	5,761	36	(21,796)
Interest rate derivative periodic payment accrual	—	213	—	—
Interest rate derivative agreements	—	26,739	—	(6,663)

Net appreciation (depreciation) of investments	37	$32,713	36	$(28,459)

	Number of Companies	Six Months Ended June 30, 2004	Number of Companies	Six Months Ended June 30, 2003
Gross unrealized appreciation of portfolio investments	27	$95,143	20	$38,883
Gross unrealized depreciation of portfolio investments	23	(79,674)	25	(74,724)
Reversal of prior period unrealized depreciation/(appreciation) upon a realization	5	52,172	2	(21,124)

Net appreciation (depreciation) of portfolio investments	55	67,641	47	(56,965)
Interest rate derivative periodic payment accrual	—	(3,474)	—	—
Interest rate derivative agreements	—	14,502	—	(7,137)

Net appreciation (depreciation) of investments	55	$78,669	47	$(64,102)

The gross unrealized depreciation of investments above includes $345 and $266 for the three months ended June 30, 2004 and 2003, respectively and $726 and $562 for the six months ended June 30, 2004 and 2003, respectively, resulting from our change in accounting principle adopted during 2001 related to debt discounts attributable to loan originations through December 31, 2000.

The fair value of the interest rate derivative agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. They appreciate or depreciate based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of interest rate derivative agreements.

As previously discussed, beginning in 2004 we record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date.

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

In the last twelve months ended June 30, 2004, Houlihan Lokey has reviewed 100% of our portfolio investments that have been a portfolio company for at least one year. As part of its engagement, Houlihan Lokey will review quarterly approximately 25% of our portfolio companies that have been a portfolio company for at least one year, with the intention of reviewing all portfolio company investments on an annual basis that are more than one year old. In addition, Houlihan Lokey representatives attend American Capital’s quarterly valuation meetings and provide periodic reports and recommendations to our audit committee with respect to our valuation models and policies and procedures.

For the second quarter of 2004, Houlihan Lokey reviewed our valuations of 13 portfolio companies having $152,000 in aggregate fair value as reflected in our financial statements as of June 30, 2004. Using methods and techniques that are customary for the industry and that Houlihan Lokey considers appropriate under the circumstances, Houlihan Lokey determined that the aggregate fair value assigned to the portfolio company investments by American Capital was within their reasonable range of aggregate value for such companies. Houlihan Lokey came to the same determination on different sets of portfolio companies during the third and fourth quarters of 2003 and first quarter of 2004. These previous determinations involved 67 companies, totaling $1,527,000 in fair value as of their respective valuation dates.

Financial Condition, Liquidity, and Capital Resources

At June 30, 2004, we had $63,616 in cash and cash equivalents and $91,482 in restricted cash. Our restricted cash consists primarily of escrows of interest and principal payments collected on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each month to pay interest and principal on the securitized debt. We had outstanding debt secured by our assets of $438,250 under three revolving debt funding facilities, $75,000 under senior loan repurchase agreements, $518,111 under five asset securitizations and $99,855 under a repurchase agreement. As of June 30, 2004, we had availability under our revolving debt funding facilities of $181,750. During the six months ended June 30, 2004, we principally funded investments using draws on the revolving debt funding facilities, proceeds from repurchase agreements, proceeds from sales of loans and equity offerings.

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

In May 2004, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $159,185 in exchange for 6,500 common shares. Subsequently in May 2004, we sold 975 shares of our common stock pursuant to the underwriters’ over-allotment previously granted and received proceeds, net of the underwriters’ discount, of $23,878.

In July 2004, we completed a public offering of our common stock and received proceeds, net of the underwriters’ discount, of $106,960 in exchange for 4,000 common shares. Subsequently in July 2004, we sold 425 shares of our common stock pursuant to the underwriters’ over-allotment previously granted and received proceeds, net of the underwriters’ discount, of $11,365.

Debt Capital Raising Activities

On April 22, 2004, we entered into an amendment to our existing amended and restated loan funding facility and servicing agreement with an original termination date of June 13, 2006. As a result of the amendment, the aggregate commitment increased from $225,000 to $350,000. On June 29, 2004, we entered into an additional amendment temporarily increasing the aggregate commitment from $350,000 to $425,000 through August 13, 2004. Our ability to make draws on the revolving debt funding facility expires on April 20, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lender. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date of April 20, 2007.

On March 25, 2004, we entered into a new $70,000 secured revolving credit facility with a syndication of lenders. The revolving debt funding period expires on March 24, 2005. If the facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period following March 25, 2005. During the revolving period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 200 basis points or (ii) the greater of the prime rate plus 25 basis points or a federal funds rate plus 125 basis points. During the amortization period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 400 basis points or (ii) the greater of the prime rate plus 125 basis points or a federal funds rate plus 225 basis points. We are also charged an unused commitment fee of 0.25%. The facility is collateralized by loans from our portfolio companies. The facility contains covenants that, among other things, require us to maintain a minimum net worth and certain financial ratios.

On June 30, 2004, we and an affiliated trust entered into a new $125,000 secured revolving credit facility with a lender. The revolving debt funding period expires on June 29, 2005 unless the facility is extended prior to such date for an additional

364-day period at the discretion of the lender. If the facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period following June 29, 2005. Interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 225 basis points or (ii) a commercial paper rate plus 125 basis points. We are also charged an unused commitment fee of 0.25%. The facility is collateralized by loans from our portfolio companies. The facility contains covenants that, among other things, require us to maintain a minimum net worth and certain financial ratios.

On June 30, 2004, we entered into a repurchase agreement with Citigroup Global Markets Inc. for $99,855, which was settled on July 8, 2004. The repurchase agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a carrying value of $99,983. The interest rate on the repurchase agreement was 1.25%.

During 2004, we sold all or a portion of certain senior loans and the Class D notes of ACAS Business Loan Trust 2003-2 under repurchase agreements. The senior loan repurchase agreements are short-term financing, in which we sell the senior loans for a sale price generally ranging from 50% to 75% of the face amount of the senior loans and we have an obligation to repurchase the senior loans at the original sale price on a future date. As of June 30, 2004, we had $75,000 outstanding under the senior loan repurchase agreements. We are required to make payments to the purchaser equal to one-month LIBOR plus 250 basis points of the sales price. The purchaser is entitled to receive all interest and principal on the senior loans and required to remit all interest and principal payments to us. The purchaser cannot repledge or sell the loans.We have treated the senior loan repurchase agreements as secured financing arrangements with the sale price of the senior loans included as a debt obligation on the accompanying consolidated balance sheets.

As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of June 30, 2004 and December 31, 2003, our asset coverage was 232% and 240%, respectively.

Other Capital Raising Activities

In 2004, we sold senior loans from six portfolio companies for which we remain the servicer for total cash proceeds of $84,573. We expect to continue to sell senior loans as a source of new capital to be reinvested into higher yielding investments.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade. The weighted average investment grade was 3.0 as of both June 30, 2004 and December 31, 2003. At June 30, 2004 and December 31, 2003, our investment portfolio was graded as follows:

	June 30, 2004		December 31, 2003
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$386,481	16.6%	$418,917	21.7%
3	1,609,296	69.2%	1,186,382	61.4%
2	294,002	12.6%	313,561	16.2%
1	36,293	1.6%	13,983	0.7%

	$2,326,072	100.0%	$1,932,843	100.0%

The amounts above do not include our investments for which we have only invested in the equity securities of the company.

The decline in the investment grade 4 at June 30, 2004 as compared to December 31, 2003 was principally due to the exit or partial exit of six portfolio companies during 2004. This decline was partially offset by three portfolio companies upgraded to a 4 as well as an increase in the fair value of certain investment grade 4 portfolio companies due to unrealized appreciation recorded during 2004. The improvement in the investment grade 3 as compared to December 31, 2003 is primarily the result of new investments made during 2004, which had a fair value of $561,700 as of June 30, 2004. The improvement in the investment grade 3 was offset slightly by a decrease of seven portfolio companies with a loan grade 3, including the exit or partial exit of two portfolio companies in 2004, two portfolio companies downgraded to a grade 2, and three portfolio companies upgraded to a grade 4. The decrease in the investment grade 2 as compared to December 31, 2003 is due to a decrease of two portfolio companies with a loan grade 2, including the exit of one portfolio company in 2004 and one portfolio company downgraded to a grade 1. This decrease was partially offset by the downgrade of two portfolio companies from a grade 3. The increase in investment grade 1 as compared to December 31, 2003 is primarily due to the downgrade of one portfolio company to a grade 1, offset slightly by the exit of two portfolio companies during 2004.

We stop accruing interest on its investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. At June 30, 2004, loans with seven portfolio companies with a face amount of $71,978 and a fair value of $27,113 were on non-accrual status. Loans with five of the seven portfolio companies are grade 2 loans, and loans with two of the seven portfolio companies are grade 1 loans. These loans include a total of $44,092 with PIK interest features. At December 31, 2003, loans with ten portfolio companies with a face amount of $98,387 and a fair value of $28,947 were on non-accrual status. Loans with five of the ten portfolio companies are grade 2 loans, and loans with five of the ten portfolio companies are grade 1 loans. These loans include a total of $63,698 with PIK interest features. The decrease in the face amount of loans on non-accrual status from December 31, 2003 is due primarily to the partial or full exit of four portfolio companies during 2004 that had loans on non-accrual, partially offset by the addition of an additional portfolio company to non-accrual status.

At June 30, 2004 and December 31, 2003, loans on accrual status, past due and loans on non-accrual status were as follows:

	Number of Portfolio Companies	June 30, 2004	Number of Portfolio Companies	December 31, 2003
Current	77	$1,756,551	65	$1,468,481

One Month Past Due	—	—	3	46,545
Two Months Past Due	—	—	1	5,251
Three Months Past Due	—	—	—	—
Greater than Three Months Past Due	3	34,601	2	14,161
Loans on Non-accrual Status	7	71,978	10	98,387

Subtotal	10	106,579	16	164,344

Total	87	$1,863,130	81	$1,632,825

Past Due and Non-accruing Loans as a Percent of Total Loans		5.7%		10.1%

The loan balances above reflect the full face value of the note. We believe that debt service collection is probable for our loans that are past due.

In the second quarter of 2004, we recapitalized an existing portfolio company by purchasing its existing senior debt with a face amount and accrued interest of $22,990 for $17,434. Subsequently, we exchanged $5,556 of the purchased senior debt discount and $18,206 of our existing senior subordinated debt and accrued interest into $6,142 of new senior subordinated debt and $17,620 of new non-interest bearing junior subordinated debt. Prior to the recapitalization, our existing senior subordinated debt investments were accruing loans.

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

The statistics are weighted by our investment value for each portfolio company and do not include investments in which we hold only equity securities. For the statistics for the six months ended June 30, 2004 and the year ended December 31, 2003, for portfolio companies with a nominal EBITDA, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA. The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for the aggregate investment portfolio as of the quarter ended June 30, 2004 and the years ended December 31, 2003, 2002, 2001 and 2000:

In addition to these statistics, we track our portfolio investments on a static-pool basis. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Prior to the third quarter of 2003, subsequent add-on investments were generally included in the year of the additional funding. The prior period static pool information included herein has been reclassified to conform with the current presentation. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended June 30, 2004:

Portfolio Statistics (1) ($ in millions, unaudited):	Static Pool
	Pre-1999	1999	2000	2001	2002	2003	2004	Aggregate
Original Investments and Commitments	$321	$361	$260	$367	$551	$894	$686	$3,440
Total Exits and Prepayments of Original Investments	$101	$113	$182	$169	$115	$222	$74	$976
Total Interest, Dividends and Fees Collected	$102	$110	$68	$108	$115	$101	$28	$632
Total Net Realized (Loss) Gain on Investments(2)	$(6)	$7	$(77)	$38	$(4)	$9	$—	$(33)
Internal Rate of Return(3)	7.3%	7.5%	(4.1)%	26.9%	22.9%	27.7%	51.1%	14.3%
Current Cost of Investments(4)	$213	$246	$91	$193	$463	$658	$569	$2,433
Current Fair Value of Investments(4)	$160	$167	$66	$207	$529	$695	$569	$2,393
Non-Accruing Loans at Face	$15	$34	$12	$—	$11	$—	$—	$72
Equity Interest at Fair Value	$13	$46	$24	$52	$191	$208	$152	$686
Debt to EBITDA(5)(6)	9.1	8.2	5.8	6.5	4.1	4.2	4.6	5.1
Interest Coverage(5)	1.6	1.8	1.7	1.7	3.0	2.4	2.8	2.4
Debt Service Coverage(5)	1.4	1.4	0.9	1.1	2.0	1.6	2.0	1.7
Loan Grade(5)	2.9	2.0	1.8	2.9	3.3	3.1	3.0	3.0
Average Age of Companies	42 yrs	53 yrs	39 yrs	45 yrs	31 yrs	25 yrs	44 yrs	36 yrs
Average Sales(7)	$80	$113	$84	$171	$63	$81	$83	$88
Average EBITDA(8)	$5	$16	$11	$17	$10	$17	$18	$14
Ownership Percentage	78%	60%	41%	46%	47%	41%	50%	48%
% with Senior Lien(9)	31%	13%	2%	44%	18%	19%	32%	24%
% with Senior or Junior Lien(9)	56%	57%	93%	88%	77%	86%	78%	79%
Total Sales(7)	$483	$1,172	$293	$1,930	$1,134	$2,843	$1,422	$9,277
Total EBITDA(8)	$14	$107	$53	$222	$166	$439	$298	$1,299

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment.
(2)	Excludes net realized losses on interest rate derivative agreements.
(3)	Assumes investments are exited at current fair value.
(4)	Excludes government security investments.
(5)	These amounts do not include investments in which we own only equity.
(6)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(7)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(8)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(9)	As a percentage of our total debt investments.

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our Pre-1999 Static Pool as of the quarter ended June 30, 2004 and the years ended December 31, 2003, 2002, 2001 and 2000:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our 1999 Static Pool as of the quarter ended June 30, 2004 and the years ended December 31, 2003, 2002, 2001 and 2000:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our 2000 Static Pool as of the quarter ended June 30, 2004 and the years ended December 31, 2003, 2002, 2001 and 2000:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our 2001 Static Pool as of the quarter ended June 30, 2004 and the years ended December 31, 2003, 2002 and 2001:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our 2002 Static Pool as of the quarter ended June 30, 2004 and the years ended December 31, 2003 and 2002:

The following charts show the weighted average debt to EBITDA, interest coverage and debt service coverage ratios for our 2003 Static Pool as of the quarter ended June 30, 2004 and the year ended December 31, 2003:

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

As a result of our use of interest rate swaps, at June 30, 2004, approximately 27% of our interest bearing assets provided fixed rate returns and approximately 73% of our interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at June 30, 2004, we had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of $1,361,378 and had total borrowings outstanding of $1,131,216. Substantially, all of our outstanding debt obligations at June 30, 2004 have a variable rate of interest based on one-month LIBOR or a commercial paper rate.

At June 30, 2004, we have entered into interest rate basis derivative agreements with two commercial banks with short-term debt ratings of A-1. Under our interest rate swap agreements, we either pay a floating rate based on the prime rate and receive a floating interest rate based on one-month LIBOR, or pay a fixed rate and receive a floating interest rate based on one-month LIBOR. We also have interest rate swaption agreements where, if exercised, we receive a fixed rate and pay a floating rate based on one-month LIBOR. We also have interest rate cap agreements that entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates. For those investments contributed to the term securitizations, the interest swaps enable us to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations. One-month LIBOR increased from 1.12% at June 30, 2003 to 1.37% at June 30, 2004, and the prime rate increased from 4.0% at June 30, 2003 to 4.25% at June 30, 2004.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We record our derivatives at fair value, which is the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. The changes in fair value are recorded in unrealized appreciation (depreciation) of investments in our consolidated statements of operations. In 2004, the Securities and Exchange Commission prescribed new guidance on its interpretations of SFAS No. 133 for public investment companies related to the income statement classification of the periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. The adoption of this new accounting method did not have any impact on our net increase in shareholders’ equity resulting from operations.

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

At June 30, 2004, the total notional amount of the derivative agreements was $1,050,021 and the agreements have a remaining weighted average term of approximately 5.0 years. The following table presents the notional principal amounts of interest rate derivative agreements by class:

	June 30, 2004
Type of Interest Rate Derivative Agreements	Company Pays		Company Receives		Number of Contracts	Notional Value
Interest rate swaps - Pay fixed, receive LIBOR floating	3.96	%(1)	LIBOR		30	$829,872
Interest rate swaps - Pay prime floating, receive LIBOR floating	Prime		LIBOR + 2.73	%(1)	7	164,544
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR		4.32	%(1)	2	25,193
Interest rate caps					5	30,412

Total					44	$1,050,021

	December 31, 2003
Type of Interest Rate Derivative Agreements	Company Pays		Company Receives		Number of Contracts	Notional Value
Interest rate swaps - Pay fixed, receive LIBOR floating	4.45	%(1)	LIBOR		26	$731,781
Interest rate swaps - Pay prime floating, receive LIBOR floating	Prime		LIBOR + 2.73	%(1)	10	204,415
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR		4.37	%(1)	2	56,976
Interest rate caps					5	32,117

Total					43	$1,025,289

(1)	Weighted average.

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

American Capital, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

We provided the results of our stockholder votes from our annual meeting held on April 29, 2004 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

•	On May 3, 2004, the Registrant filed a report on Form 8-K to announce that it had sent a notice to its directors and executive officers with regard to a temporary suspension in their trading in the Registrant’s common stock as a result of a blackout period under the Registrant’s Employee Investment and Stock Ownership Plan.

•	On May 4, 2004, the Registrant filed a report on Form 8-K to file the press release that the Registrant issued announcing its financial results for the fiscal quarter ended March 31, 2004 and the declaration of a dividend on the Registrant’s common stock.

•	On June 14, 2004, the Registrant filed a report on Form 8-K to announce that it had sent a notice to its directors and executive officers with regard to an extension of the previously announced temporary suspension in their trading of the Registrant’s common stock as a result of an extension of the blackout period under the Registrant’s Employee Investment and Stock Ownership Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ Richard E. Konzmann
Richard E. Konzmann
Vice President, Accounting and Reporting

Date: August 9, 2004