Form 10-Q
period 2004-09-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2004-11-09
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of October 15, 2004 was 85,630,771.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Investments at fair value (cost of $2,768,852 and $2,042,914, respectively)
Non-Control/Non-Affiliate investments	$1,131,297	$756,158
Control investments	1,313,450	1,041,144
Affiliate investments	311,175	137,917
Interest rate derivative agreements	1,162	3,128

Total investments at fair value	2,757,084	1,938,347
Cash and cash equivalents	91,661	8,020
Restricted cash	87,837	75,935
Interest receivable	21,777	17,636
Other	32,018	28,390

Total assets	$2,990,377	$2,068,328

Liabilities and Shareholders’ Equity
Debt	$1,198,718	$840,211
Interest rate derivative agreements	23,047	26,604
Accrued dividends payable	58,462	3,957
Other	17,936	21,641

Total liabilities	1,298,163	892,413

Commitments and Contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 83,849 and 66,930 issued, and 83,849 and 65,949 outstanding, respectively	838	659
Capital in excess of par value	1,859,116	1,360,181
Unearned stock compensation	(36,440)	(21,286)
Notes receivable from sale of common stock	(6,862)	(8,783)
Distributions in excess of net realized earnings	(89,623)	(23,685)
Net unrealized depreciation of investments	(34,815)	(131,171)

Total shareholders’ equity	1,692,214	1,175,915

Total liabilities and shareholders’ equity	$2,990,377	$2,068,328

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$30,410	$21,047	$79,245	$62,431
Control investments	26,380	20,517	78,697	53,953
Affiliate investments	11,460	3,571	25,655	8,243
Interest rate derivative agreements	—	(4,618)	—	(12,735)

Total interest and dividend income	68,250	40,517	183,597	111,892

Fees
Non-Control/Non-Affiliate investments	6,870	3,380	18,752	11,964
Control investments	5,378	8,924	18,924	14,276
Affiliate investments	1,768	497	3,101	1,455

Total fee income	14,016	12,801	40,777	27,695

Total operating income	82,266	53,318	224,374	139,587

OPERATING EXPENSES:
Interest	10,343	4,412	22,916	12,156
Salaries and benefits	6,576	7,616	20,193	16,394
General and administrative	7,174	3,971	19,264	12,162
Stock-based compensation	2,141	705	5,421	940

Total operating expenses	26,234	16,704	67,794	41,652

OPERATING INCOME BEFORE INCOME TAXES	56,032	36,614	156,580	97,935

Provision for income taxes	(1,314)	—	(1,369)	—

NET OPERATING INCOME	54,718	36,614	155,211	97,935

Net realized (loss) gain on investments:
Non-Control/Non-Affiliate investments	(194)	3,983	(4,851)	6,465
Control investments	(6,633)	(17,632)	(49,419)	8,001
Affiliate investments	351	1,366	317	1,366
Interest rate derivative periodic payments	(5,330)	—	(13,513)	—

Total net realized (loss) gain on investments	(11,806)	(12,283)	(67,466)	15,832

Net unrealized appreciation (depreciation) of investments:
Non-Control/Non-Affiliate investments	7,696	(14,128)	15,364	(14,791)
Control investments	15,842	5,624	71,435	(51,885)
Affiliate investments	3,586	1,454	7,966	2,661
Interest rate derivative periodic payment accrual	291	—	(3,183)	—
Interest rate derivative agreements	(9,728)	9,226	4,774	2,089

Total net unrealized appreciation (depreciation) of investments	17,687	2,176	96,356	(61,926)

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$60,599	$26,507	$184,101	$51,841

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.68	$0.67	$2.12	$1.87
Diluted	$0.67	$0.66	$2.09	$1.86
NET EARNINGS PER COMMON SHARE:
Basic	$0.75	$0.48	$2.51	$0.99
Diluted	$0.74	$0.48	$2.48	$0.98
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	80,730	54,919	73,299	52,408
Diluted	81,700	55,252	74,224	52,650
DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.69	$2.12	$2.04

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06) Common Stock Warrants, 10.0% of Co.(1)	$9,721 534	$9,763 1,660

			10,255	11,423
Aerus, LLC	Household Durables	Common Membership Warrants, 1.2% of Co.(1)	246	—
Alemite Holdings, Inc.	Machinery	Common Stock Warrants, 9.1% of Co.(1)	124	690
Atlantech Holding Corp.	Construction & Engineering	Common Stock Warrants, 6.6% of Co.(1) Redeemable Preferred Stock with Non-Detachable Common Stock, 2.0% of Co.(1)	6,006 2,409	4,459 3,517

			8,415	7,976
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (10.3%, Due 9/10) Subordinated Debt (16.0%, Due 9/11 – 9/12)	14,814 49,446	14,814 49,446

			64,260	64,260
BC Natural Foods LLC	Food Products	Senior Debt (9.8%, Due 9/07) Subordinated Debt (16.5%, Due 1/08 - 7/09) Common Membership Warrants, 15.2% of Co.(1)	4,935 28,026 3,331	4,935 28,026 6,513

			36,292	39,474
BLI Holdings Corp.	Personal Products	Subordinated Debt (16.5%, Due 10/10)	17,321	17,321
Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.4%, Due 9/12 – 8/13)	12,331	12,331
Bumble Bee Seafoods, L.P.	Food Products	Partnership Units, 0.3% of Co.(1)	465	2,316
CamelBak Products, LLC	Leisure Equipment & Products	Subordinated Debt (14.8%, Due 11/10)	38,501	38,501
Case Logic, Inc.	Leisure Equipment & Products	Subordinated Debt (13.8%, Due 8/07 – 3/10) with Non-Detachable Warrants, 8.4% of Co. Common Stock, 0.5% of Co.(1) Redeemable Preferred Stock(1)	26,442 — 441	24,934 — 141

			26,883	25,075
CIVCO Holding, Inc.	Health Care Equipment & Supplies	Subordinated Debt (13.0%, Due 7/10) Redeemable Preferred Stock Common Stock, 10.3% of Co.(1) Common Stock Warrants, 4.5% of Co.(1)	11,056 1,163 2,123 997	11,056 1,163 2,123 997

			15,339	15,339
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10) Common Stock Warrants, 2.7% of Co.(1)	14,678 695	14,678 695

			15,373	15,373
Corrpro Companies, Inc.(2)	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11) Common Stock Warrants, 19.1% of Co.(1) Redeemable Preferred Stock	11,013 3,865 1,208	11,013 3,865 1,208

			16,086	16,086
Directed Electronics, Inc.	Leisure Equipment & Products	Subordinated Debt (10.8%, Due 6/11 – 6/12)	73,106	73,106

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
Dynisco Parent, Inc.	Electronic Equipment & Instruments	Subordinated Debt (13.1%, Due 10/11) Common Stock, 1.8% of Co.(1) Common Stock Warrants, 0.4% of Co.(1)	27,004 1,000 210	27,004 1,000 210

			28,214	28,214
Erickson Construction, LLC	Household Durables	Senior Debt (8.8%, Due 9/09)	39,504	39,504
Euro-Pro Operating LLC	Household Durables	Senior Debt (14.5%, Due 9/08)	39,831	39,831
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11) Common Stock Warrants, 4.4% of Co.(1)	14,055 122	14,055 122

			14,177	14,177
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt (12.0%, Due 5/05) Subordinated Debt (15.0%, Due 5/10) Common Membership Warrants, 41.7% of Co.(1)	2,247 12,503 3,572	2,247 12,503 1,527

			18,322	16,277
HMS Healthcare, Inc.	Health Care Providers & Services	Subordinated Debt (14.6%, Due 7/11 – 7/12) Common Stock, 4.1% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 1.5% of Co.(1)	39,794 264 2,777 97	39,794 264 2,777 97

			42,932	42,932
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12) Redeemable Preferred Stock	29,325 5,163	29,325 5,163

			34,488	34,488
HP Evenflo Acquisition Co.	Leisure Equipment & Products	Senior Debt (10.2%, Due 8/10) Common Stock, 4.3% of Co.(1)	22,718 2,500	22,718 2,500

			25,218	25,218
Interior Specialist, Inc	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 9/10)	12,977	12,977
IST Acquisitions, Inc.	Electrical Equipment	Senior Debt (9.0%, Due 5/05 – 5/10) Subordinated Debt (14.0%, Due 5/11 – 5/12) Common Stock, 10.1% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 84.2% of Co.(1)	9,094 8,523 1,000 14,469 8,346	9,094 8,523 1,000 14,469 8,346

			41,432	41,432
JAG Industries, Inc.	Metals & Mining	Subordinated Debt (0.0%, Due 10/18)(1)	1,359	62
Kelly Aerospace, Inc.	Aerospace & Defense	Subordinated Debt (13.5%, Due 2/09) Common Stock Warrants, 21.9% of Co.(1)	9,230 1,588	9,230 1,259

			10,818	10,489
Life-Like Holdings, Inc.	Leisure Equipment and Products	Senior Debt (6.6%, Due 6/07 – 6/10) Subordinated Debt (14.2%, Due 6/11 – 6/12) Common Stock, 24.4% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 50.1% of Co.(1)	33,082 21,221 2,000 5,055 4,116	33,082 21,221 2,000 5,055 4,116

			65,474	65,474
Mobile Tool International, Inc.	Machinery	Subordinated Debt (8.6%, Due 4/06)(1)	1,068	115

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
MP TotalCare, Inc.	Healthcare Equipment & Supplies	Senior Debt (12.2%, Due 10/10)	14,830	14,830
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10) Common Stock Warrants, 5.6% of Co.(1)	8,341 1,232	8,341 2,333

			9,573	10,674
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants, 7.9% of Co.(1) Preferred Stock, Convertible into 4.5% of Co.(1)	612 1,319	— 300

			1,931	300
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants, 2.1% of Co.(1)	2,577	15,911
Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)	25,377	25,377
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (9.5%, Due 6/05 – 6/10) Subordinated Debt (14.4%, Due 6/11 – 6/12) Preferred Stock, Convertible into 3.8% of Co. Redeemable Preferred Stock Preferred Stock Warrants, Convertible into 64.3% of Co.(1)	5,380 11,789 302 6,367 5,028	5,380 11,789 302 6,367 5,028

			28,866	28,866
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment and Products	Common Stock, 9.2% of Co.(1)	6,582	6,582
Sanlo Manufacturing	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12) Common Stock Warrants, 3.5% of Co.(1)	9,893 489	9,893 489

			10,382	10,382
Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (9.4%, Due 8/09 – 8/11) Common Stock, 2.0% of Co.(1)	31,604 500	31,604 500

			32,104	32,104
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (7.7%, Due 8/09) Subordinated Debt (15.9%, Due 8/12)	9,840 12,144	9,840 12,144

			21,984	21,984
Stravina Operating Company, LLC	Leisure Equipment & Products	Subordinated Debt (17.4%, Due 5/10 – 8/11) Common Stock, 3.6% of Co.(1)	27,870 1,000	25,463 —

			28,870	25,463
Supreme Corq Holdings, LLC	Household Products	Senior Debt (5.2%, Due 6/09 – 6/10) Subordinated Debt (12.0%, Due 6/12) Common Membership Warrants, 2.8% of Co.(1)	2,088 4,568 381	2,088 4,568 381

			7,037	7,037
Technical Concepts Holdings, LLC	Building Products	Senior Debt (7.9%, Due 2/08 – 2/10) Subordinated Debt (12.3%, Due 2/11 – 2/12) Common Membership Warrants 5.0% of Co.(1)	15,981 13,425 1,703	15,981 13,425 1,703

			31,109	31,109

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
The Hilsinger Company	Health Care Equipment and Supplies	Senior Debt (8.9%, Due 5/07 – 5/10) Subordinated Debt (14.5%, Due 5/12)	17,129 12,463	17,129 12,463

			29,592	29,592
The Lion Brewery, Inc.	Beverages	Subordinated Debt (9.1%, Due 1/09) Common Stock Warrants, 54.0% of Co.(1)	6,149 675	6,197 4,381

			6,824	10,578
ThreeSixty Sourcing, Ltd.(3)	Commercial Services & Supplies	Senior Debt (12.0%, Due 12/04) Subordinated Debt (15.0%, Due 9/09)(1) Common Stock Warrants, 0.9% of Co.(1)	6,000 19,091 1,386	6,000 14,879 —

			26,477	20,879
T-NETIX, Inc.	Diversified Telecommunication Services	Common Stock, 2.6% of Co.(1)	1,000	1,000
TransCore Holdings, Inc.	IT Services	Common Stock Warrants, 7.2% of Co.(1) Redeemable Preferred Stock Preferred Stock, Convertible into 1.1% of Co.	4,368 647 3,030	22,820 647 3,467

			8,045	26,934
TransFirst Holdings, Inc.	Commercial Services and Supplies	Senior Debt (9.2%, Due 3/11) Subordinated Debt (15.0%, Due 4/12)	12,877 15,650	12,877 15,650

			28,527	28,527
UAV Corporation	Leisure Equipment & Products	Subordinated Debt (16.3%, Due 5/10)	14,564	14,564
Valley Proteins, Inc.	Food Products	Subordinated Debt (11.3%, Due 6/11)	9,878	9,878
Vigo Remittance Corp.	Diversified Financial Services	Common Stock Warrants, 2.0% of Co.(1)	1,213	1,396
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10) Common Stock Warrants, 5.4% of Co.(1)	9,893 462	9,893 462

			10,355	10,355
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.8%, Due 12/06 – 12/07) Common Membership Warrants, 62.1% of Co.(1)	8,583 2,570	8,023 —

			11,153	8,023
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (17.3%, Due 6/10)	7,677	7,677
WIL Research Holding Company, Inc.		Subordinated Debt (14.3%, Due 9/11) Redeemable Preferred Stock Preferred Stock Convertible into 1.4% of Co.	14,814 5,000 1,000	14,814 5,000 1,000

			20,814	20,814
Subtotal Non-Control / Non-Affiliate Investments			1,108,152	1,131,297

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Senior Debt (11.7%, Due 3/10) Subordinated Debt (16.0%, Due 11/10 – 11/11) Common Stock, 90.3% of Co.(1)	8,897 29,079 27,246	8,897 29,079 42,046

			65,222	80,022

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
Aeriform Corporation	Chemicals	Senior Debt (6.7%, Due 5/09) Senior Subordinated Debt (14.0%, Due 5/09) Junior Subordinated Debt (0.0%, Due 5/09)(1) Common Stock Warrants, 82.8% of Co.(1) Redeemable Preferred Stock(1)	21,698 414 34,968 4,360 118	21,698 414 1,139 — —

			61,558	23,251
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of Co.	25,616	25,616
American Decorative Surfaces International, Inc.	Building Products	Senior Debt (6.1%, Due 5/05)(1) Subordinated Debt (7.8%, Due 5/11 – 5/12)(1) Preferred Stock, Convertible into 100.0% of Co.(1)	1,000 27,269 13,674	1,000 9,503 —

			41,943	10,503
ASC Industries, Inc	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11) Common Stock Warrants, 31.6% of Co.(1) Redeemable Preferred Stock	18,257 6,531 4,356	18,257 20,540 4,356

			29,144	43,153
Automatic Bar Controls, Inc.	Commercial Services & Supplies	Senior Debt (10.0%, Due 6/07) Subordinated Debt (17.1%, Due 6/09) Common Stock, 59.5% of Co.(1) Common Stock Warrants, 1.5% of Co.(1)	11,276 14,439 7,000 182	11,276 14,439 19,213 491

			32,897	45,419
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (8.7%, Due 12/07) Subordinated Debt (14.0%, Due 3/09) Common Stock Warrants, 18.1% of Co.(1) Preferred Stock, Convertible into 56.5% of Co.(1)	5,251 17,826 2,599 2,732	5,251 9,417 — —

			28,408	14,668
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (7.0%, Due 5/12) Common Stock, 100.0% of Co.(1)	2,674 363	2,674 781

			3,037	3,455
Bridgeport International, Inc.(3)	Machinery	Senior Debt (8.5%, Due 12/05 – 9/07) Subordinated Debt (15.0%, Due 9/08) Common Stock, 28.6% of Co.(1) Preferred Stock, Convertible into 71.4% of Co.(1)	11,617 6,359 2,000 5,000	11,617 6,404 — —

			24,976	18,021
Capital.com, Inc.	Diversified Financial Services	Common Stock, 85.0% of Co.(1)	1,492	400
Confluence Holdings Corp.	Leisure Equipment & Products

Senior Debt (5.4%, Due 12/04 – 9/07)

Subordinated Debt (18.9%, Due 10/05 – 12/15)

Redeemable Preferred Stock(1)

Preferred Stock, Convertible into 7.1% of Co.(1)

Common Stock Warrants, 72.1% of Co.(1)

Common Stock, less than 0.1% of Co.(1)

			6,617 12,350 6,896 3,529 — 2,700	6,617 10,929 — — — 546

			32,092	18,092

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt (14.3%, Due 9/11 – 9/12) Redeemable Preferred Stock Common Stock Warrants, 52.1% of Co.(1) Common Stock, 30.2% of Co.(1)	13,721 15,793 11,197 6,500	13,721 15,793 11,197 6,500

			47,211	47,211
Cycle Gear, Inc.	Specialty Retail	Senior Debt (9.6%, Due 9/05) Subordinated Debt (10.8%, Due 9/06) Common Stock Warrants, 50.7% of Co.(1) Redeemable Preferred Stock	191 12,406 973 2,983	191 12,449 6,525 2,983

			16,553	22,148
DanChem Technologies, Inc.	Chemicals	Senior Debt (11.3%, Due 2/08) Subordinated Debt (12.3%, Due 2/09) Common Stock, 38.6% of Co.(1) Redeemable Preferred Stock(1) Common Stock Warrants, 36.3% of Co.(1)	11,861 8,703 2,500 1,497 2,221	11,861 8,703 348 1,497 1,706

			26,782	24,115
Dosimetry Acquisitions (U.S.), Inc.(3)	Electrical Equipment	Senior Debt (7.7%, Due 6/05 – 6/10) Subordinated Debt (14.5%, Due 6/11) Common Stock, 9.6% of Co.(1) Common Stock Warrants, 70.2% of Co.(1) Redeemable Preferred Stock	29,094 16,982 1,769 12,775 12,089	29,094 16,982 1,769 12,775 12,089

			72,709	72,709
Escort Inc.	Leisure Equipment & Products	Senior Debt (13.7%, Due 7/09) Subordinated Debt (12.4%, Due 7/11 – 7/12) Redeemable Preferred Stock Common Stock Warrants, 62.1% of Co.(1)	5,727 17,610 5,354 8,783	5,727 17,610 5,354 34,041

			37,474	62,732
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (6.8%, Due 5/05 – 3/08) Subordinated Debt (11.0%, Due 3/08) Common Stock Warrants, 9.2% of Co.(1) Preferred Stock, Convertible into 75.0% of Co.(1)	8,637 7,679 1,110 4,302	8,679 7,690 116 1,312

			21,728	17,797
European Touch LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06) Subordinated Debt (12.3%, Due 11/06) Common Stock, 25.8% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 63.3% of Co.(1)	3,565 12,803 1,500 505 3,683	3,565 12,803 4,946 505 12,893

			22,056	34,712
Flexi-Mat Holding, Inc.	Leisure Equipment & Products	Senior Debt (15.6%, Due 11/09) Subordinated Debt (14.9%, Due 11/10 – 11/11) Common Stock, 82.6% of Co.(1) Redeemable Preferred Stock	4,450 10,992 9,706 9,564	4,450 10,992 14,658 9,564

			34,712	39,664

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
Future Food, Inc.	Food Products	Senior Debt (9.7%, Due 7/10) Subordinated Debt (12.4%, Due 7/11 – 7/12) Common Stock, 85.3% of Co.(1) Common Stock Warrants, 6.0% of Co,(1)	9,870 12,549 18,500 1,297	9,870 12,549 18,500 1,297

			42,216	42,216
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 9/09 – 9/10) Common Stock, 12.3% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 62.0% of Co.(1)	17,565 1,414 10,361 7,132	17,565 1,414 10,361 7,132

			36,472	36,472
Halex Holdings, Inc.	Construction Materials	Subordinated Debt (17.1%, Due 8/10) Redeemable Preferred Stock Preferred Stock, Convertible into 70.3% of Co.(1)	22,061 13,239 1,406	22,061 13,239 7,591

			36,706	42,891
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08) Common Stock, 31.2% of Co.(1) Redeemable Preferred Stock(1) Common Stock Warrants, 38.8% of Co.(1)	15,557 4,760 18,864 5,918	15,653 — 16,040 711

			45,099	32,404
Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11) Common Stock, 39.4% of Co.(1) Redeemable Preferred Stock(1) Preferred Stock, Convertible into 39.4% of Co.(1)	21,349 3,500 7,000 3,500	21,349 7,059 7,000 7,059

			35,349	42,467
KAC Holdings, Inc.	Chemicals	Senior Debt (10.6%, Due 9/08 - 2/09) Subordinated Debt (16.6%, Due 2/11 – 2/12) Common Stock, 70.3% of Co.(1) Redeemable Preferred Stock	30,932 21,333 1,550 14,679	30,932 21,333 30,954 14,679

			68,494	97,898
KIC Holdings, Inc. (formerly ACAS Holdings (Inca), Inc.)	Building Products	Senior Debt (12.5%, Due 9/07) Subordinated Debt (12.0%, Due 9/04 – 9/08) Redeemable Preferred Stock(1) Common Stock, 2.3% of Co.(1) Common Stock Warrants, 95.7% of Co.(1)	5,566 11,649 29,661 5,100 3,060	5,566 11,649 3,338 — 446

			55,036	20,999
Logex Corporation	Road & Rail	Subordinated Debt (12.4%, Due 7/08) Common Stock Warrants, 94.2% of Co.(1) Redeemable Preferred Stock(1)	22,677 7,454 3,930	22,677 2,782 390

			34,061	25,849
MBT International, Inc.	Distributors	Subordinated Debt (11.7%, Due 7/05 – 5/09) Common Stock, 7.2% of Co.(1) Common Stock Warrants, 81.5% of Co.(1) Redeemable Preferred Stock	16,004 1,233 5,254 1,228	16,004 29 5,254 1,228

			23,719	22,515

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06) Common Membership Warrants, 32.9% of Co.(1)	12,568 2,038	12,568 51,993

			14,606	64,561
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (8.8%, Due 6/06 – 8/23) Subordinated Debt (8.0%, Due 7/13) Common Stock, 92.9% of Co.(1)	57,572 50 95	57,606 531 2,234

			57,717	60,371
NewStarcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.0%, Due 12/08 – 12/09) Common Stock, 0.2% of Co.(1) Preferred Stock, Convertible into 66.4% of Co.(1)	27,789 — 11,500	28,159 — —

			39,289	28,159
nSpired Holdings, Inc.	Food Products	Senior Debt (7.4%, Due 12/08 – 12/09) Subordinated Debt (18.0%, Due 8/07) Common Stock, 100.0% of Co.(1) Redeemable Preferred Stock(1)	19,520 9,185 5,000 25,500	19,520 9,185 — 17,784

			59,205	46,489
Optima Bus Corporation	Machinery	Senior Debt (6.6%, Due 6/05 – 1/08) Subordinated Debt (7.8%, Due 5/11 – 5/13)(1) Common Stock, 1.0% of Co.(1) Preferred Stock, Convertible into 91.4% of Co.(1) Common Stock Warrants, 2.1% of Co.(1)	2,726 10,955 1,896 18,748 4,041	2,726 4,313 — — —

			38,366	7,039
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10) Common Stock, 50.7% of Co.(1)	4,632 1,089	4,632 1,854

			5,721	6,486
Precitech, Inc.	Machinery	Senior Debt (9.6%, Due 12/04 – 6/07) Subordinated Debt (12.0%, Due 6/10)(1) Redeemable Preferred Stock(1) Common Stock, 48.3% of Co.(1) Common Stock Warrants, 49.9% of Co.(1)	7,882 5,313 4,738 2,204 2,278	7,882 600 — — —

			22,415	8,482
Roadrunner Freight Systems, Inc.	Road & Rail	Subordinated Debt (15.7%, Due 7/09 – 7/10) Common Stock, 57.6% of Co.(1) Common Stock Warrants, 12.1% of Co.(1)	8,111 13,550 2,840	8,111 21,153 4,206

			24,501	33,470
Specialty Brands of America, Inc.	Food Products	Senior Debt (7.6%, Due 12/04 – 12/09) Subordinated Debt (15.4%, Due 9/08 – 12/11) Redeemable Preferred Stock Common Stock, 22.0% of Co.(1) Common Stock Warrants, 63.1% of Co.(1)	11,824 15,843 12,457 3,392 9,746	11,824 15,843 12,457 3,392 9,746

			53,262	53,262

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)(1) Redeemable Preferred Stock(1) Common Stock, 18.0% of Co.(1) Common Stock Warrants, 62.0% of Co.(1)	16,070 8,000 — 2,869	5,091 — — —

			26,939	5,091
Texstars, Inc.	Aerospace & Defense	Senior Debt (12.3%, Due 6/08) Subordinated Debt (12.0%, Due 6/08) Common Stock, 36.4% of Co.(1) Common Stock Warrants, 37.4% of Co.(1)	12,529 7,455 1,500 1,542	12,529 7,455 6,018 6,639

			23,026	32,641
Subtotal Control Investments			1,367,809	1,313,450

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (11.8%, Due 12/08) Subordinated Debt (15.0%, Due 12/11) Common Stock, 6.3% of Co.(1) Common Stock Warrants, 2.3% of Co.(1)	4,057 13,743 1,000 343	4,057 13,743 2,461 884

			19,143	21,145
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.3%, Due 11/11) Common Stock, 6.3% of Co.(1) Preferred Stock, Convertible into 6.3% of Co. Common Stock Warrants, 1.9% of Co.(1)	66,998 45 10,530 1,676	66,998 1,510 12,085 1,700

			79,249	82,293
FMI Holdco I, LLC	Road & Rail	Senior Debt (9.4%, Due 4/05 – 4/08) Subordinated Debt (13.0%, Due 4/10) Common Stock, 11.9% of Co.(1) Redeemable Preferred Stock(1)	17,705 12,402 2,683 1,567	17,705 12,402 1,306 1,300

			34,357	32,713
Futurelogic Group, Inc.	Computers & Peripherals	Senior Debt (9.8%, Due 12/07) Subordinated Debt(13.9%, Due 12/10 – 6/11) Common Stock, 5.1% of Co.(1) Common Stock Warrants, 2.7% of Co.(1)	13,800 13,518 20 —	13,800 13,518 2,565 1,337

			27,338	31,220
Marcal Paper Mills, Inc.	Household Products	Senior Debt (16.1%, Due 12/06) Subordinated Debt (20.5%, Due 12/09) Common Stock Warrants, 29.3% of Co.(1) Common Stock, 5.7% of Co.(1)	22,778 22,190 5,001 —	22,778 22,190 4,773 —

			49,969	49,741
Money Mailer, LLC	Advertising	Subordinated Debt (15.0%, Due 5/11) Common Membership Interest, 5.1% of Co.(1)	8,695 1,500	8,695 1,992

			10,195	10,687

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2004

(unaudited)

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12) Redeemable Preferred Stock(1) Common Stock, 7.9% of Co.(1) Common Stock Warrants, 3.2% of Co.(1)	8,463 900 100 41	8,463 900 100 41

			9,504	9,504
NWCC Acquisition, LLC	Containers & Packaging	Subordinated Debt (15.0%, Due 11/10) Common Stock, 19.3% of Co.(1) Redeemable Preferred Stock(1)	9,700 291 2,764	9,700 24 2,335

			12,755	12,059
PaR Nuclear Holding Company	Machinery	Common Stock, 10.9% of Co.(1)	1,052	5,465
Phillips & Temro Holdings LLC	Auto Components	Subordinated Debt (12.0%, Due 11/09) Common Stock, 5.0% of Co.(1)	4,696 348	4,696 2,092

			5,044	6,788
Riddell Holdings, LLC	Leisure Equipment & Products	Common Units, 2.5% of Co.(1)	3,044	4,501
The Hygenic Corporation	Health Care Equipment and Supplies	Subordinated Debt (15.5%, Due 1/12) Common Stock, 26.4% of Co.(1) Redeemable Preferred Stock	10,372 1,000 9,480	10,372 1,000 9,480

			20,852	20,852
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (10.8%, Due 12/04 – 6/07) Common Stock, 10.6% of Co.(1) Redeemable Preferred Stock	16,082 13 4,294	16,082 3,831 4,294

			20,389	24,207
Subtotal Affiliate Investments			292,891	311,175
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	4 Contracts Notional Amounts Totaling $212,000	—	421
	Interest Rate Swaption – Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $7,093	—	248
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $29,558	—	493

Subtotal Interest Rate Derivative Agreements			—	1,162
Total Investment Assets			$2,768,852	$2,757,084
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	30 Contracts Notional Amounts Totaling $667,749	$—	$(22,659)
	Interest Rate Swap – Pay Floating/ Receive Floating	7 Contracts Notional Amounts Totaling $148,876	—	(388)
Total Investment Liabilities			$—	$(23,047)

(1)	Non-income producing.
(2)	Public company.
(3)	Foreign investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates, which are presented by the nature of indebtedness by a single issuer.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2003

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06) Common Stock Warrants, 10.0% of Co.(1)	$9,645 534	$9,699 394

			10,179	10,093
Academy Events Services, LLC	Commercial Services & Supplies	Senior Debt (11.1%, Due 9/08) Subordinated Debt (16.0%, Due 9/08)(1) Common Stock Warrants, 5.6% of Co.(1) Common Stock, 2.8% of Co.(1) Redeemable Preferred Stock(1)	5,975 6,947 636 — 500	5,975 270 — — —

			14,058	6,245
ACE Cash Express, Inc.(2)	Diversified Financial Services	Subordinated Debt (12.4%, Due 3/06 – 3/10)	36,725	36,725
Aerus, LLC	Household Durables	Common Membership Warrants, 2.5% of Co.(1)	246	228
Alemite Holdings, Inc.	Machinery	Subordinated Debt (15.0%, Due 6/09) Common Stock Warrants, 9% of Co.(1)	10,427 124	10,427 124

			10,551	10,551
Atlantech Holding Corp.	Construction & Engineering	Subordinated Debt (13.0%, Due 12/07) with Non-Detachable Warrants, 6.2% of Co.	20,300	19,392
		Redeemable Preferred Stock with Non-Detachable Common Stock, 1.1% of Co.(1)	1,285	824

			21,585	20,216
Baran Group, Ltd(2)(3)	Communications Equipment	Common Stock, 0.5% of Co.(1)	2,373	284
BC Natural Foods LLC	Food Products	Senior Debt (9.3%, Due 9/07) Subordinated Debt (13.2%, Due 1/08 – 7/09) Common Membership Warrants, 15.2% of Co.(1)	5,379 26,725 3,331	5,379 26,725 6,513

			35,435	38,617
BLI Holdings Corp.	Personal Products	Subordinated Debt (16.5%, Due 10/10)	16,912	16,912
Bumble Bee Seafoods, L.P.	Food Products	Subordinated Debt (14.5%, Due 5/09) Partnership Units, 1.2% of Co.(1)	14,764 421	14,764 2,510

			15,185	17,274
CamelBak Products, LLC	Leisure Equipment & Products	Subordinated Debt (14.8%, Due 11/10)	37,634	37,634
Case Logic, Inc.	Leisure Equipment & Products	Subordinated Debt with Non-Detachable Warrants, 8.3% of Co. (14.9%, Due 8/07)	23,399	22,417
		Common Stock, 0.5% of Co.(1)	—	—
		Redeemable Preferred Stock	441	430

			23,840	22,847
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt (15.0%, Due 11/11) Common Stock Warrants, 6.0% of Co.(1)	37,038 1,676	37,038 1,676

			38,714	38,714
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Senior Debt (18.7%, Due 1/10) Subordinated Debt (16.0%, Due 7/10) Common Stock Warrants, 2.7% of Co.(1)	3,981 14,403 695	3,981 14,403 695

			19,079	19,079

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
Cycle Gear, Inc.	Specialty Retail	Senior Debt (7.0%, Due 9/06) Subordinated Debt (9.0%, Due 9/06) Common Stock Warrants, 50.7% of Co.(1) Redeemable Preferred Stock	328 9,533 973 1,836	328 9,591 5,378 1,836

			12,670	17,133
DigitalNet, Inc.(2)	IT Services	Common Stock Warrants 0.2% of Co.(1)	624	488
Erie County Plastics Corporation	Containers & Packaging	Subordinated Debt (17.0%, Due 5/09) Common Stock Warrants, 14.8% of Co.(1)	9,685 1,170	9,707 1,027

			10,855	10,734
Euro-Pro Operating LLC	Household Durables	Senior Debt (13.8%, 9/08)	39,808	39,808
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11) Common Stock Warrants, 5.5% of Co.(1)	13,721 123	13,721 123

			13,844	13,844
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt (12.0%, Due 5/05) Subordinated Debt (15.0%, Due 5/10) Common Membership Warrants, 40.2% of Co.(1)	3,463 12,238 3,572	3,463 12,238 4,918

			19,273	20,619
JAG Industries, Inc.	Metals & Mining	Subordinated Debt (0.0%, Due 10/18)(1)	1,438	141
Kelly Aerospace, Inc.	Aerospace & Defense	Subordinated Debt (13.5%, Due 2/09) Common Stock Warrants, 20.0% of Co.(1)	9,203 1,588	9,203 1,588

			10,791	10,791
Marcal Paper Mills, Inc.	Household Products	Senior Debt (15.3%, Due 12/06) Subordinated Debt (20.5%, Due 12/09) Common Stock Warrants, 20.0% of Co.(1)	16,136 20,538 5,001	16,136 20,538 4,774

			41,675	41,448
MATCOM International Corp.	IT Services	Senior Debt (11.7%, Due 11/06) Subordinated Debt (18.0%, Due 11/06) Common Stock Warrants, 2.0% of Co.(1)	7,660 5,688 805	7,660 5,688 805

			14,153	14,153
Mobile Tool International, Inc.	Machinery	Subordinated Debt (8.2%, Due 4/06)(1)	2,698	1,056
MP TotalCare, Inc.	Healthcare Equipment & Supplies	Senior Debt (11.6%, Due 10/10)	14,816	14,816
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10)	8,172	8,172
		Common Stock Warrants, 5.5% of Co.(1)	1,232	2,333

			9,404	10,505
Nancy’s Specialty Foods, Inc.	Food Products	Subordinated Debt (16.0%, Due 9/09)	15,030	15,030
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants, 7.8% of Co.(1) Preferred Stock, Convertible into 4.2% of Co.(1)	612 1,320	101 775

			1,932	876
Phillips & Temro Holdings LLC	Auto Components	Subordinated Debt (12.0%, Due 11/09) Common Stock Warrants, 5.0% of Co.(1)	4,667 348	4,667 1,644

			5,015	6,311

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
Plastech Engineered Products, Inc.	Auto Components	Subordinated Debt (14.5%, 12/08) Common Stock Warrants, 2.1% of Co.(1)	9,349 2,577	9,349 9,221

			11,926	18,570
Riddell Holdings, LLC	Leisure Equipment & Products	Subordinated Debt (15.0%, Due 6/09) Common Units, 3.9% of Co.(1) Preferred Units	20,219 2,141 859	20,219 2,141 859

			23,219	23,219
Stravina Operating Company, LLC	Leisure Equipment & Products	Subordinated Debt (17.4%, Due 5/10 – 8/11) Common Stock, 4.1% of Co.(1)	27,048 1,000	27,048 1,000

			28,048	28,048
Technical Concepts Holdings, LLC	Building Products	Senior Debt (7.4%, Due 2/08 – 2/10) Subordinated Debt (12.3%, Due 2/11 – 2/12) Common Membership Warrants, 5.0% of Co.(1)	17,235 13,325 1,703	17,235 13,325 1,703

			32,263	32,263
The L.A. Studios, Inc.	Media	Subordinated Debt (9.5%, Due 5/05)	2,266	2,271
The Lion Brewery, Inc.	Beverages	Subordinated Debt (8.5%, Due 1/09) Common Stock Warrants, 54.0% of Co.(1)	6,087 675	6,143 4,012

			6,762	10,155
ThreeSixty Sourcing, Ltd.(3)	Commercial Services & Supplies	Senior Debt (12.0%, Due 12/04) Subordinated Debt (15.0%, Due 9/09) Common Stock Warrants, 4.5% of Co.(1)	4,500 19,550 1,387	4,500 18,490 —

			25,437	22,990
TransCore Holdings, Inc.	IT Services	Subordinated Debt (13.0%, Due 8/06) Common Stock Warrants, 7.1% of Co.(1) Redeemable Preferred Stock Preferred Stock, Convertible into 1.1% of Co.	25,332 4,368 575 2,901	25,435 14,567 575 2,901

			33,176	43,478
UAV Corporation	Leisure Equipment & Products	Subordinated Debt (16.3%, Due 5/10)	14,033	14,033
Vigo Remittance Corp.	Diversified Financial Services	Senior Debt (8.2%, Due 7/04 – 3/09) Subordinated Debt (13.0%, Due 3/11) Common Stock Warrants, 5.0% of Co.(1)	13,918 18,757 1,213	13,918 18,757 1,213

			33,888	33,888
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10) Common Stock Warrants, 5.4% of Co.(1)	9,706 462	9,706 462

			10,168	10,168
Warner Power, LLC	Electrical Equipment	Senior Debt (10.0%, Due 11/06) Subordinated Debt (12.8%. Due 12/06 – 12/07) Common Membership Warrants, 62.5% of Co.(1)	997 8,347 2,246	997 8,379 1,735

			11,590	11,111
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (17.3%, Due 6/10)	12,792	12,792
Subtotal Non-Control / Non-Affiliate Investments			742,110	756,158

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Senior Debt (11.1%, Due 3/10) Subordinated Debt (16.0%, Due 11/10 – 11/11) Common Stock, 95.1% of Co.(1)	8,888 21,743 27,246	8,888 21,743 29,636

			57,877	60,267
ACAS Holdings (Inca), Inc.	Building Products	Senior Debt (12.5%, Due 9/07) Subordinated Debt (12.0%, Due 9/04) Redeemable Preferred Stock(1) Common Stock, 2.3% of Co.(1) Common Stock Warrants, 95.7% of Co.(1)	5,651 10,957 29,011 5,100 3,060	5,651 10,988 5,588 — 661

			53,779	22,888
Aeriform Corporation	Chemicals	Senior Debt (13.0%, Due 6/08) Senior Subordinated Debt (10.0%, Due 5/09) Junior Subordinated Debt (0.0%, Due 12/06)(1) Common Stock Warrants, 82.8% of Co.(1) Redeemable Preferred Stock(1)	5,047 15,301 16,117 4,360 118	5,047 15,353 10,386 — —

			40,943	30,786
American Decorative Surfaces International, Inc.	Building Products	Subordinated Debt (7.8%, 5/11 – 5/12) Preferred Stock, Convertible into 100.0% of Co.(1)	26,202 13,674	21,035 —

			39,876	21,035
ASC Industries, Inc	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11) Common Stock Warrants, 31.6% of Co.(1) Redeemable Preferred Stock	18,077 6,531 3,940	18,077 12,290 3,940

			28,548	34,307
Automatic Bar Controls, Inc.	Commercial Services & Supplies	Senior Debt (9.4%, Due 6/07) Subordinated Debt (17.1%, Due 6/09) Common Stock, 63.3% of Co.(1) Common Stock Warrants, 1.7% of Co.(1)	13,611 14,195 7,000 182	13,611 14,195 16,657 425

			34,988	44,888
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (8.1%, Due 12/07) Subordinated Debt (14.0%, Due 3/09) Common Stock Warrants, 17.5% of Co.(1) Preferred Stock, Convertible into 54.5% of Co.(1)	5,250 17,198 2,599 2,733	5,250 8,801 — —

			27,780	14,051
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (7.0%, Due 5/12) Common Stock, 100.0% of Co.(1)	2,823 363	2,823 476

			3,186	3,299
Bridgeport International, Inc.(3)	Machinery	Senior Debt (5.4%, Due 9/07) Subordinated Debt (15.0%, Due 9/08) Common Stock, 16.9% of Co.(1) Preferred Stock, Convertible into 83.1% of Co.(1)	11,714 5,667 2,000 5,000	11,714 5,719 — 2,688

			24,381	20,121
Capital.com, Inc.	Diversified Financial Services	Common Stock, 85.0% of Co.(1)	1,492	500

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
Chromas Technologies Corp.(3)	Machinery	Senior Debt (6.0%, Due 9/05 – 11/06)(1) Subordinated Debt (14.6%, Due 2/06 – 8/07)(1) Common Stock, 34.1% of Co.(1) Common Stock Warrants, 25.0% of Co.(1) Redeemable Preferred Stock(1) Preferred Stock, Convertible into 39.0% of Co.(1)	1,078 17,080 1,500 1,071 6,222 6,680	1,078 2,919 — — — —

			33,631	3,997
Confluence Holdings Corp.	Leisure Equipment & Products

Senior Debt (4.8%, Due 12/04 – 9/07)

Subordinated Debt (17.8%, Due 10/05 – 12/15)

Redeemable Preferred Stock(1)

Preferred Stock, Convertible into 7.1% of Co.(1)

Common Stock Warrants, 72.2% of Co.(1)

Common Stock, less than 0.1% of Co.(1)

			7,542 11,093 6,896 3,529 — 2,700	7,542 9,681 — — — 546

			31,760	17,769
DanChem Technologies, Inc.	Chemicals	Senior Debt (11.4%, Due 2/08) Subordinated Debt (12.3%, Due 2/09) Common Stock, 38.7% of Co.(1) Common Stock Warrants, 36.3% of Co.(1)	12,512 8,514 2,500 2,221	12,512 8,514 56 2,040

			25,747	23,122
Escort Inc.	Leisure Equipment & Products	Senior Debt (13.1%, Due 7/09) Subordinated Debt (12.4%, Due 7/11 – 7/12) Redeemable Preferred Stock Common Stock Warrants, 64.1% of Co.(1)	5,723 17,394 4,794 8,783	5,723 17,394 4,794 10,724

			36,694	38,635
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (6.1%, Due 5/05 – 3/08) Subordinated Debt (11.0%, Due 3/08) Common Stock Warrants, 9.2% of Co.(1) Preferred Stock, Convertible into 75.0% of Co.(1)	7,866 7,653 1,110 4,302	7,915 7,666 116 1,312

			20,931	17,009
European Touch LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06) Subordinated Debt (12.3%, Due 11/06) Common Stock, 36.2% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 53.8% of Co.(1)	4,766 12,119 1,500 477 3,683	4,766 12,119 4,913 477 7,309

			22,545	29,584
Flexi-Mat Holding, Inc.	Leisure Equipment & Products	Senior Debt (12.5%, Due 11/08 – 11/09) Subordinated Debt (14.9%, Due 11/10 – 11/11) Common Stock, 92.0% of Co.(1) Redeemable Preferred Stock	8,230 10,765 9,706 8,644	8,230 10,765 9,706 8,644

			37,345	37,345
Fulton Bellows & Components, Inc.	Machinery	Senior Debt (8.0%, Due 3/07 – 3/10)(1) Subordinated Debt (12.5%, Due 3/08)(1) Common Stock Warrants, 7.7% of Co.(1)	12,750 6,799 1,305	8,791 — —

			20,854	8,791

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 9/09- 9/10) Common Stock, 15.3% of Co.(1) Redeemable Preferred Stock Common Stock Warrants, 77.2% of Co.(1)	17,227 1,750 11,588 8,827	17,227 1,750 11,588 8,827

			39,392	39,392
Halex Holdings, Inc.	Construction Materials	Subordinated Debt (17.1%, Due 8/10) Redeemable Preferred Stock Preferred Stock, Convertible into 70.4% of Co.(1)	20,782 12,704 1,406	20,782 12,704 6,004

			34,892	39,490
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08) Common Stock, 32.9% of Co.(1) Redeemable Preferred Stock(1) Common Stock Warrants, 41.0% of Co.(1)	15,426 4,760 18,864 5,918	15,540 — 15,968 783

			44,968	32,291
Jones Stephens Corp.	Building Products	Subordinated Debt (16.0%, Due 10/10 – 10/11) Common Stock, 43.8% of Co.(1) Redeemable Preferred Stock(1) Preferred Stock, Convertible into 43.8% of Co.(1)	20,843 3,500 7,000 3,500	20,843 3,500 7,000 3,500

			34,843	34,843
Logex Corporation	Road & Rail	Subordinated Debt (12.4%, Due 7/08) Common Stock Warrants, 85.4% of Co.(1) Redeemable Preferred Stock(1)	19,959 7,454 3,930	19,959 2,782 390

			31,343	23,131
MBT International, Inc.	Distributors	Subordinated Debt (11.8%, Due 6/06 – 5/09) Common Stock, 7.2% of Co.(1) Common Stock Warrants, 81.5% of Co.(1) Redeemable Preferred Stock(1)	15,325 1,233 5,254 929	15,329 29 5,254 929

			22,741	21,541
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06) Common Membership Warrants, 32.8% of Co.(1)	13,892 2,038	13,892 36,377

			15,930	50,269
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (8.9%, Due 6/06 – 8/23) Subordinated Debt (8.0%, Due 7/13) Common Stock, 77.1% of Co.(1)	54,146 18 95	54,191 499 2,234

			54,259	56,924
NewStarcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (11.8%, Due 9/08 – 12/09) Common Stock, 0.2% of Co.(1) Preferred Stock, Convertible into 66.4% of Co.(1)	33,273 — 11,500	40,372 — —

			44,773	40,372

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
nSpired Holdings, Inc.	Food Products	Senior Debt (8.1%, Due 12/08 – 12/09) Subordinated Debt (15.4%, Due 12/10 – 12/11) Common Stock, 100.0% of Co.(1) Redeemable Preferred Stock	17,507 8,895 5,000 25,500	17,507 8,895 5,000 25,500

			56,902	56,902
Optima Bus Corporation	Machinery	Senior Debt (6.0%, Due 6/05 – 1/08) Subordinated Debt (8.0%, Due 5/11 – 5/13) Common Stock, 1.0% of Co.(1) Preferred Stock, Convertible into 91.4% of Co.(1) Common Stock Warrants, 2.1% of Co.(1)	3,126 10,120 1,896 18,748 4,041	3,126 7,927 — — —

			37,931	11,053
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10) Common Stock, 21.3% of Co.(1) Common Stock Warrants, 35.1% of Co.(1)	19,112 2,500 4,116	19,112 6,897 11,357

			25,728	37,366
Precitech, Inc.	Machinery	Senior Debt (9.2%, Due 12/04 – 6/07) Subordinated Debt (12.0%, Due 6/10) Redeemable Preferred Stock(1) Common Stock, 43.3% of Co.(1) Common Stock Warrants, 44.7% of Co.(1)	9,585 5,232 2,241 2,204 2,278	9,585 5,232 — — 154

			21,540	14,971
Roadrunner Freight Systems, Inc.	Road & Rail	Subordinated Debt (15.6%, Due 7/09 – 7/10) Common Stock, 57.6% of Co.(1) Common Stock Warrants, 12.1% of Co.(1)	16,960 13,550 2,840	16,960 16,487 3,226

			33,350	36,673
Specialty Brands of America, Inc.	Food Products	Senior Debt (5.9%, Due 12/04 – 12/09) Subordinated Debt (14.6%, Due 12/10 – 12/11) Redeemable Preferred Stock Common Stock, 23.5% of Co.(1) Common Stock Warrants, 67.7% of Co.(1)	24,598 15,553 11,184 3,392 9,746	24,598 15,553 11,184 3,392 9,746

			64,473	64,473
STACAS Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09) Redeemable Preferred Stock(1) Common Stock, 18.0% of Co.(1) Common Stock Warrants, 62.0% of Co.(1)	15,956 5,000 — 2,869	15,956 2,355 — 2,755

			23,825	21,066
Sunvest Industries, Inc.	Metals & Mining	Senior Debt (4.6%, Due 12/05)(1) Subordinated Debt (17.0%, Due 12/08)(1) Common Stock Warrants, 73.0% of Co.(1)	7,011 5,642 1,358	— — —

			14,011	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value
Texstars, Inc	Aerospace & Defense	Senior Debt (12.3%, Due 6/04 – 6/08) Subordinated Debt (12.0%, Due 6/08) Common Stock, 36.4% of Co.(1) Common Stock Warrants, 37.4% of Co.(1)	13,382 7,307 1,500 1,542	13,382 7,307 5,574 5,730

			23,731	31,993
Subtotal Control Investments			1,166,989	1,041,144

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 12/08) Subordinated Debt (15.0%, Due 12/11) Common Stock, 6.5% of Co.(1) Common Stock Warrants, 2.3% of Co.(1)	4,042 13,496 1,000 343	4,042 13,496 1,000 343

			18,881	18,881
CIVCO Holding, Inc.	Health Care Equipment & Supplies	Subordinated Debt (13.0%, Due 7/10) Redeemable Preferred Stock Common Stock, 10.3% of Co.(1) Common Stock Warrants, 4.5% of Co.(1)	10,982 982 2,123 997	10,982 982 2,123 997

			15,084	15,084
FMI Holdco I, LLC	Road & Rail	Senior Debt (8.9%, Due 4/05 – 4/08) Subordinated Debt (13.0%, Due 4/10) Common Stock, 11.8% of Co.(1) Redeemable Preferred Stock(1)	17,200 12,308 2,682 1,567	17,200 12,308 2,682 1,567

			33,757	33,757
Futurelogic Group, Inc.	Computers & Peripherals	Senior Debt (8.1%, Due 12/07) Subordinated Debt (13.9%, Due 12/10 – 6/11) Common Stock, 5.1% of Co.(1) Common Stock Warrants, 2.7% of Co.(1)	12,452 13,265 20 —	12,452 13,265 1,815 946

			25,737	28,478
Money Mailer, LLC	Advertising	Subordinated Debt (15.0%, Due 5/11) Common Membership Interest, 5.9% of Co.(1)	8,561 1,500	8,561 1,992

			10,061	10,553
NWCC Acquisition, LLC	Containers & Packaging	Subordinated Debt (15.0%, Due 11/10) Common Stock, 18.3% of Co.(1) Redeemable Preferred Stock(1)	9,575 291 2,764	9,575 24 2,335

			12,630	11,934
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (10.7%, Due 12/04 – 6/07) Common Stock, 8.2% of Co.(1) Redeemable Preferred Stock	15,265 9 2,391	15,265 1,574 2,391

			17,665	19,230
Subtotal Affiliate Investments			133,815	137,917

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment(5)	Cost	Fair Value

INTEREST RATE DERIVATIVE AGREEMENTS

	Interest Rate Swap - Pay Floating/Receive Floating	5 Contracts Notional Amounts Totaling $59,137	—	114
	Interest Rate Swaption - Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $56,976	—	2,130
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $32,117	—	884

Subtotal Interest Rate Derivative Agreements			—	3,128
Total Investment Assets			$2,042,914	$1,938,347

INTEREST RATE DERIVATIVE AGREEMENTS

	Interest Rate Swap - Pay Fixed/ Receive Floating	26 Contracts Notional Amounts Totaling $731,781	$—	$(26,533)
	Interest Rate Swap - Pay Floating/Receive Floating	5 Contracts Notional Amounts Totaling $145,278	—	(71)
Total Investment Liabilities			$—	$(26,604)

(1)	Non-income producing.
(2)	Public company.
(3)	Foreign investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates, which are presented by the nature of indebtedness by a single issuer.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Preferred Stock	Common Stock		Capital in Excess of Par Value	Unearned Stock Compensation	Notes Receivable From Sale of Common Stock	Distributions in Excess of Net Realized Earnings	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2002	$—	43,469	$435	$812,150	$—	$(9,021)	$(29,459)	$(86,446)	$687,659
Issuance of common stock	—	13,385	134	292,133	—	—	—	—	292,267
Issuance of common stock under stock option plans	—	70	—	1,469	—	—	—	—	1,469
Issuance of common stock under the dividend reinvestment plan	—	12	—	291	—	—	—	—	291
Repayments of notes receivable from sale of common stock	—	—	—	—	—	76	—	—	76
Stock-based compensation	—	—	—	18,542	(17,602)	—	—	—	940
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	113,767	(61,926)	51,841
Distributions	—	—	—	—	—	—	(107,484)	—	(107,484)

Balance at September 30, 2003	$—	56,936	$569	$1,124,585	$(17,602)	$(8,945)	$(23,176)	$(148,372)	$927,059

Balance at December 31, 2003	$—	65,949	$659	$1,360,181	$(21,286)	$(8,783)	$(23,685)	$(131,171)	$1,175,915
Issuance of common stock	—	16,574	166	442,063	—	—	—	—	442,229
Issuance of common stock under stock option plans	—	1,302	13	33,755	—	—	—	—	33,768
Issuance of common stock under the dividend reinvestment plan	—	24	—	721	—	—	—	—	721
Repayments of notes receivable from sale of common stock	—	—	—	—	—	1,921	—	—	1,921
Stock-based compensation	—	—	—	20,575	(15,154)	—	—	—	5,421
Income tax deductions relating to exercise of stock options	—	—	—	1,821	—	—	—	—	1,821
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	87,745	96,356	184,101
Distributions	—	—	—	—	—	—	(153,683)	—	(153,683)

Balance at September 30, 2004	$—	83,849	$838	$1,859,116	$(36,440)	$(6,862)	$(89,623)	$(34,815)	$1,692,214

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Operating activities:
Net increase in shareholders’ equity resulting from operations	$184,101	$51,841
Adjustments to reconcile net increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation of investments	(96,356)	61,926
Net realized loss (gain) on investments	67,466	(15,832)
Accretion of loan discounts	(8,912)	(10,352)
Increase in accrued payment-in-kind dividends and interest	(34,016)	(18,091)
Collection of loan origination fees	11,046	2,702
Amortization of deferred finance costs and debt discount	5,482	2,338
Stock-based compensation	5,421	940
Depreciation of property and equipment	1,089	774
Increase in interest receivable	(6,013)	(3,011)
Decrease (increase) in other assets	1,090	(2,716)
(Decrease) increase in other liabilities	(4,346)	2,411

Net cash provided by operating activities	126,052	72,930

Investing activities:
Purchases of investments	(1,193,382)	(634,177)
Principal repayments	320,712	199,185
Proceeds from sale of senior debt investments	97,823	23,975
Collection of payment-in-kind notes	4,966	4,023
Collection of accreted loan discounts	6,762	4,315
Collection of payment-in-kind dividends	—	894
Proceeds from sale of equity investments	16,785	53,632
Purchase of government securities	(99,983)	—
Sale of government securities	99,983	—
Interest rate derivative periodic payments	(13,513)	—
Capital expenditures	(1,660)	(1,761)
Repayments of employee notes receivable issued in exchange for common stock	1,921	76

Net cash used in investing activities	(759,586)	(349,838)

Financing activities:
Proceeds from asset securitizations	—	238,741
Drawings on (repayments of) revolving credit facilities, net	439,129	(35,585)
Repayments of notes payable	(320,170)	(138,009)
Proceeds from (repayments of) senior loan repurchase agreements, net	72,437	42,798
Proceeds from unsecured debt issuance	167,000	—
Increase in deferred financing costs	(6,859)	(5,002)
Increase in debt service escrows	(11,902)	(9,895)
Issuance of common stock	475,997	293,736
Distributions paid	(98,457)	(70,170)

Net cash provided by financing activities	717,175	316,614

Net increase in cash and cash equivalents	83,641	39,706
Cash and cash equivalents at beginning of period	8,020	13,080

Cash and cash equivalents at end of period	$91,661	$52,786

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$721	$291

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Per Share Data:
Net asset value at beginning of the period(1)	$17.83	$15.82

Net operating income(2)	2.12	1.87
Net realized (loss) gain on investments(2)	(0.92)	0.30
Net unrealized appreciation (depreciation) of investments(2)	1.31	(1.18)

Net increase in shareholders’ equity resulting from operations(2)	2.51	0.99
Issuance of common stock	1.88	1.42
Effect of antidilution	0.08	0.09
Distribution of net investment income	(2.12)	(2.04)

Net asset value at end of period(1)	$20.18	$16.28

Per share market value at end of period	$31.34	$24.86
Total return (loss)(4)	12.9%	25.2%
Shares outstanding at end of period	83,849	56,936
Ratio/Supplemental Data:
Net assets at end of period(1)	$1,692,214	$927,059
Average net assets(1)	$1,434,065	$807,359
Average long-term debt outstanding	$928,200	$547,400
Average long-term debt per common share(2)	$12.66	$10.44
Ratio of operating expenses, net of interest expense, to average net assets(1) (5)	3.22%	3.65%
Ratio of interest expense to average net assets(1)	1.60%	1.51%

Ratio of operating expenses to average net assets(1) (5)	4.82%	5.16%
Ratio of net operating income to average net assets(1)	10.82%	12.13%

(1)	The net assets used in the Consolidated Financial Highlights equals the total shareholders’ equity on the Consolidated Balance Sheets.
(2)	Weighted average basic per share data.
(3)	In 2004, the Company adopted a new accounting method for interest rate derivative agreements. If the Company had accounted for its interest rate derivative agreements in 2003 under the new accounting method, net operating income per share would have increased $0.24 per share, net realized (loss) gain on investments would have decreased $0.19 per share and net unrealized appreciation (depreciation) of investments would have decreased $0.05 per share.
(4)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus reinvested dividends, based on the stock price on date of reinvestment, divided by the beginning market value.
(5)	Includes provision for income taxes.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

Note 1. Unaudited Interim Financial Statements

Interim financial statements of American Capital Strategies, Ltd. (the “Company”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission (the “Commission”).

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

Note 3. Investments

Investments are carried at fair value, as determined in good faith by the Board of Directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which the Company has various degrees of trading restrictions, the Company prepares an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company and the value of recent investments in the equity securities of the portfolio company. The Company weights some or all of the above valuation methods in order to conclude on its estimate of value. In valuing convertible debt, equity or other securities, the Company values its equity investment based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Company values non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, the Company will reduce the value of the Company’s debt investment beginning with the junior

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

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

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $2,755,922, excluding interest rate derivative agreements, as of September 30, 2004. These securities consist of senior debt, subordinated debt with or without detachable equity warrants, preferred equity securities and common equity securities. The debt securities are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. The Company also makes investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity and preferred equity and are identified in the accompanying consolidated schedule of investments. At September 30, 2004, loans with a total principal balance of $115,577 were on non-accrual status. At September 30, 2004, loans, excluding loans on non-accrual status, with a principal balance of $13,977 were greater than three months past due.

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

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities. The portion of the loan origination fees paid that represents additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected. The Company stops accruing interest or dividends on its investments when it is determined that the interest or dividend is not collectible. The Company assesses the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service the Company’s loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and dividends, the Company bases income and

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, the Company will not accrue interest or dividend income on the notes or securities.

Summaries of the composition of the Company’s portfolio investment portfolio as of September 30, 2004 and December 31, 2003 at cost and fair value are shown in the following table:

	September 30, 2004	December 31, 2003
COST
Senior debt	23.4%	20.9%
Subordinated debt	50.0%	52.7%
Subordinated debt with non-detachable warrants	1.0%	2.1%
Preferred equity	12.7%	12.2%
Equity warrants	6.3%	6.5%
Common equity	6.6%	5.6%

	September 30, 2004	December 31, 2003
FAIR VALUE
Senior debt	23.5%	21.5%
Subordinated debt	46.9%	53.0%
Subordinated debt with non-detachable warrants	0.9%	2.1%
Preferred equity	8.9%	7.2%
Equity warrants	10.5%	9.9%
Common equity	9.3%	6.3%

The Company uses the Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value:

	September 30, 2004	December 31, 2003
COST
Leisure Equipment & Products	14.0%	11.4%
Commercial Services & Supplies	12.9%	10.0%
Food Products	8.0%	10.2%
Building Products	6.6%	8.8%
Machinery	5.8%	10.9%
Healthcare Equipment & Supplies	5.7%	3.4%
Chemicals	5.7%	3.3%
Electrical Equipment	4.9%	0.6%
Road & Rail	4.3%	6.0%
Auto Components	3.5%	2.9%
Construction & Engineering	3.5%	3.2%
Electronic Equipment & Instruments	3.4%	2.8%
Healthcare Providers & Services	3.3%	2.2%
Aerospace & Defense	3.3%	4.3%
Household Durables	2.9%	2.0%
Household Products	2.1%	2.0%
Diversified Financial Services	1.9%	3.5%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	September 30, 2004	December 31, 2003
Distributors	1.5%	1.6%
Construction Materials	1.3%	1.7%
Computers & Peripherals	1.0%	1.3%
Pharmaceuticals & Biotechnology	0.8%	0.0%
Textiles, Apparel & Luxury Goods	0.7%	0.9%
Personal Products	0.6%	0.8%
Specialty Retail	0.6%	0.6%
Containers & Packaging	0.5%	1.2%
Media	0.4%	0.1%
IT Services	0.3%	2.4%
Metals & Mining	0.1%	0.8%
Other	0.4%	1.1%

	September 30, 2004	December 31, 2003
FAIR VALUE
Commercial Services & Supplies	15.5%	12.7%
Leisure Equipment & Products	14.4%	11.3%
Food Products	7.7%	10.8%
Healthcare Equipment & Supplies	5.9%	3.6%
Chemicals	5.3%	2.8%
Electrical Equipment	4.8%	0.6%
Auto Components	4.6%	3.8%
Building Products	4.6%	6.8%
Electronic Equipment & Instruments	3.9%	3.1%
Aerospace & Defense	3.8%	5.2%
Machinery	3.6%	7.2%
Road & Rail	3.5%	5.9%
Construction & Engineering	3.0%	3.1%
Healthcare Providers & Services	3.0%	1.7%
Household Durables	2.9%	2.1%
Household Products	2.1%	2.1%
Diversified Financial Services	1.9%	3.7%
Distributors	1.6%	1.6%
Construction Materials	1.6%	2.0%
Computers & Peripherals	1.1%	1.5%
IT Services	1.0%	3.0%
Specialty Retail	0.8%	0.9%
Pharmaceuticals & Biotechnology	0.8%	0.0%
Personal Products	0.6%	0.9%
Textiles, Apparel & Luxury Goods	0.6%	1.1%
Containers & Packaging	0.4%	1.2%
Media	0.4%	0.1%
Beverages	0.4%	0.5%
Advertising	0.0%	0.6%
Other	0.2%	0.1%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2004	December 31, 2003
COST
Mid-Atlantic	21.0%	18.1%
Southwest	24.4%	23.0%
Southeast	13.8%	17.4%
North-Central	14.4%	16.5%
South-Central	11.0%	10.7%
Northwest	0.3%	0.0%
Northeast	10.4%	10.1%
Foreign	4.7%	4.2%

	September 30, 2004	December 31, 2003
FAIR VALUE
Mid-Atlantic	23.2%	19.0%
Southwest	24.9%	24.0%
Southeast	14.2%	18.9%
North-Central	14.5%	15.9%
South-Central	9.1%	9.7%
Northwest	0.3%	0.0%
Northeast	9.5%	10.1%
Foreign	4.3%	2.4%

Note 4. Borrowings

The Company’s debt obligations consisted of the following as of September 30, 2004 and December 31, 2003:

DEBT	September 30, 2004	December 31, 2003
Revolving debt-funding facility, $700,000 commitment	$525,129	$116,000
Revolving debt-funding facility, $70,000 commitment	—	—
Revolving debt-funding facility, $125,000 commitment	30,000	—
Unsecured debt	167,000	—
Senior loan repurchase agreements	72,436	—
ACAS Business Loan Trust 2000-1 asset securitization	4,391	39,348
ACAS Business Loan Trust 2002-1 asset securitization	14,394	42,861
ACAS Business Loan Trust 2002-2 asset securitization	57,603	103,164
ACAS Business Loan Trust 2003-1 asset securitization	128,566	221,298
ACAS Business Loan Trust 2003-2 asset securitization	199,199	317,540

Total	$1,198,718	$840,211

The weighted average debt balance for the three months ended September 30, 2004 and September 30, 2003 was $1,087,900 and $642,400, respectively. The weighted average debt balance for the nine months ended September 30, 2004 and September 30, 2003 was $928,200 and $547,400, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred financing costs, for the three months ended September 30, 2004 and 2003 was 3.80%, and 2.75%, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred financing costs, for the nine months

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

ended September 30, 2004 and 2003 was 3.29%, and 2.96%, respectively. The Company believes that it is currently in compliance with all of its debt covenants.

On April 22, 2004, the Company and an affiliated trust entered into an amendment to its existing amended and restated loan funding and servicing agreement with an original termination date of June 13, 2006. As a result of the amendment, the aggregate commitment increased from $225,000 to $350,000. On June 29, 2004, the Company and an affiliated trust entered into an additional amendment, temporarily increasing the aggregate commitment from $350,000 to $425,000 through August 13, 2004. On August 10, 2004, the Company and an affiliated trust entered into an amended and restated loan funding and servicing agreement that added another lender and increased the aggregate commitment of the underlying facility to $600,000. The Company’s ability to make draws on the revolving debt funding facility expires on August 8, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lenders. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date of August 9, 2007. On August 27, 2004, an additional lender joined the facility, committing up to $100,000 in additional capacity, and thus, increasing the maximum availability under the facility to $700,000.

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

On September 8, 2004, the Company sold an aggregate $167,000 of long-term unsecured five- and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of $82,000 of senior notes, Series A and $85,000 of senior notes, Series B. The Series A notes have a fixed interest rate of 5.92% and mature on September 1, 2009. The Series B notes have a fixed interest rate of 6.46% and mature on September 1, 2011. The note purchase agreement contains customary default provisions as well as cross-default provisions and a minimum net worth covenant.

During 2004, the Company sold all or a portion of certain senior loans and the Class D notes of ACAS Business Loan Trust 2003-2 under repurchase agreements. The senior loan repurchase agreements are financing arrangements, in which the Company sells the senior loans for a sale price generally ranging from 50% to 75% of the face amount of the senior loans and the Company has an obligation to repurchase the senior loans at the original sale price on a future date. As of September 30, 2004, the Company had $72,436 outstanding under the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

senior loan repurchase agreements. The Company is required to make payments to the purchaser equal to one-month LIBOR plus 250 basis points of the sales price. The purchaser is entitled to receive all interest and principal on the senior loans, but required to remit all such interest and principal payments to the Company. The purchaser cannot repledge or sell the loans. The Company has treated the senior loan repurchase agreements as secured financing arrangements with the sale price of the senior loans included as a debt obligation on the accompanying consolidated balance sheets.

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

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and net increase in shareholders’ equity resulting from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net operating income
As reported	$54,718	$36,614	$155,211	$97,935
Stock-based employee compensation	(592)	(1,255)	(2,328)	(4,222)

Pro forma	$54,126	$35,359	$152,883	$93,713

Net operating income per common share
Basic as reported	$0.68	$0.67	$2.12	$1.87

Basic pro forma	$0.67	$0.64	$2.09	$1.79

Diluted as reported	$0.67	$0.66	$2.09	$1.86

Diluted pro forma	$0.66	$0.64	$2.06	$1.78

Net increase in shareholders’ equity resulting from operations
As reported	$60,599	$26,507	$184,101	$51,841
Stock-based employee compensation	(592)	(1,255)	(2,328)	(4,222)

Pro forma	$60,007	$25,252	$181,773	$47,619

Net increase in shareholders’ equity resulting from operations per common share
Basic as reported	$0.75	$0.48	$2.51	$0.99

Basic pro forma	$0.74	$0.46	$2.48	$0.91

Diluted as reported	$0.74	$0.48	$2.48	$0.98

Diluted pro forma	$0.73	$0.46	$2.45	$0.90

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase in shareholders’ equity resulting from operations for future periods.

Note 6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator for basic and diluted net operating income per share	$54,718	$36,614	$155,211	$97,935

Numerator for basic and diluted earnings per share	$60,599	$26,507	$184,101	$51,841

Denominator for basic weighted average shares	80,730	54,919	73,299	52,408
Employee stock options	968	328	923	190
Contingently issuable shares*	2	5	2	52

Denominator for diluted weighted average shares	81,700	55,252	74,224	52,650

Basic net operating income per common share	$0.68	$0.67	$2.12	$1.87

Diluted net operating income per common share	$0.67	$0.66	$2.09	$1.86

Basic earnings per common share	$0.75	$0.48	$2.51	$0.99

Diluted earnings per common share	$0.74	$0.48	$2.48	$0.98

*	Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

Note 7. Segment Data

The Company’s reportable segments are its investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly-owned subsidiary, ACFS.

The following table presents segment data for the three months ended September 30, 2004:

	ACAS	ACFS	Consolidated
Interest and dividend income	$68,250	$—	$68,250
Fee income	3,150	10,866	14,016

Total operating income	71,400	10,866	82,266
Interest expense	10,343	—	10,343
Salaries and benefits	3,127	3,449	6,576
General and administrative	3,414	3,760	7,174
Stock-based compensation	1,061	1,080	2,141

Total operating expenses	17,945	8,289	26,234

Operating income before income taxes	53,455	2,577	56,032

Provision for income taxes	—	(1,314)	(1,314)

Net operating income	53,455	1,263	54,718

Net realized loss on investments	(11,806)	—	(11,806)
Net unrealized appreciation of investments	17,687	—	17,687

Net increase in shareholders’ equity resulting from operations	$59,336	$1,263	$60,599

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table presents segment data for the nine months ended September 30, 2004:

	ACAS	ACFS	Consolidated
Interest and dividend income	$183,597	$—	$183,597
Fee income	6,688	34,089	40,777

Total operating income	190,285	34,089	224,374
Interest expense	22,916	—	22,916
Salaries and benefits	5,887	14,306	20,193
General and administrative	9,315	9,949	19,264
Stock-based compensation	1,716	3,705	5,421

Total operating expenses	39,834	27,960	67,794

Operating income before income taxes	150,451	6,129	156,580

Provision for income taxes	—	(1,369)	(1,369)

Net operating income	150,451	4,760	155,211

Net realized loss on investments	(67,466)	—	(67,466)
Net unrealized appreciation of investments	96,356	—	96,356

Net increase in shareholders’ equity resulting from operations	$179,341	$4,760	$184,101

The following table presents segment data for the three months ended September 30, 2003:

	ACAS	ACFS	Consolidated
Interest and dividend income	$40,517	$—	$40,517
Fee income	911	11,890	12,801

Total operating income	41,428	11,890	53,318
Interest expense	4,412	—	4,412
Salaries and benefits	1,661	5,955	7,616
General and administrative	1,712	2,259	3,971
Stock-based compensation	705	—	705

Total operating expenses	8,490	8,214	16,704

Net operating income	32,938	3,676	36,614
Net realized loss on investments	(12,283)	—	(12,283)
Net unrealized appreciation of investments	2,176	—	2,176

Net increase in shareholders’ equity resulting from operations	$22,831	$3,676	$26,507

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table presents segment data for the nine months ended September 30, 2003:

	ACAS	ACFS	Consolidated
Interest and dividend income	$111,892	$—	$111,892
Fee income	2,976	24,719	27,695

Total operating income	114,868	24,719	139,587

Interest expense	12,156	—	12,156
Salaries and benefits	3,007	13,387	16,394
General and administrative	5,008	7,154	12,162
Stock-based compensation	940	—	940

Total operating expenses	21,111	20,541	41,652

Net operating income	93,757	4,178	97,935
Net realized gain on investments	15,832	—	15,832
Net unrealized depreciation of investments	(61,926)	—	(61,926)

Net increase in shareholders’ equity resulting from operations	$47,663	$4,178	$51,841

Note 8. Commitments

As of September 30, 2004, the Company had commitments under loan agreements to fund up to $108,461 to 22 portfolio companies. These commitments are composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in the Company’s portfolio.

As of September 30, 2004, the Company had guarantees of $2,281 for two portfolio companies. The Company entered into performance guarantees for two portfolio companies to ensure the portfolio company’s performance under contracts as required by the portfolio company’s customers. The Company would be required to perform under the guarantee if the related portfolio company were unable to meet specific requirements under the related contracts. The performance guarantees will expire upon the performance of the portfolio company. Fundings under the guarantees by the Company would generally constitute a subordinated debt liability of the portfolio company. As of September 30, 2004 the guarantees had a fair value of $0 in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Note 9. Shareholders’ Equity

On April 29, 2004, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation increasing the authorized shares of common stock from 70,000 to 200,000 shares.

In September 2004, the Company completed a public offering in which 11,500 shares of its common stock were sold at a public offering price of $31.60 per share. Of those shares, 2,500 were offered directly by the Company and 9,000 were sold by third parties in connection with agreements to purchase common stock from the Company for future delivery dates pursuant to forward sale agreements. Upon completion of the offering, the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Company received proceeds, net of the underwriters’ discount, of $75,450 in exchange for the 2,500 common shares. In addition, the Company granted the underwriters an over-allotment option to purchase up to an additional 1,725 common shares of the Company.

The remaining 9,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the forward sale agreements who then sold the shares to the public. Pursuant to the forward sale agreements, the Company must sell to the forward purchasers 9,000 shares of its common stock generally at such times as the Company elects over a one-year period. The forward sale agreements provide for settlement on a settlement date or dates to be specified at the Company’s discretion through a termination date of September 24, 2005. On a settlement date, the Company will issue shares of its common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $30.18 per share, which is the public offering price of shares of the Company’s common stock less the underwriting discount. The forward sale agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.73, $0.06, $0.73, $0.75 and $0.77 per share on each of November 10, 2004, December 28, 2004, February 10, 2005, May 11, 2005 and August 10, 2005, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing the Company’s common stock exceeds a specified amount. At September 30, 2004 the effective forward sale price was $30.19 per share.

Each forward purchaser under a forward sale agreement has the right to accelerate its forward sale agreement and require the Company to physically settle on a date specified by such forward purchaser if (1) in its judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by the Company under its forward sale agreement or the cost of borrowing the common stock has increased above a specified amount, (2) the Company declares any dividend or distribution on shares of its common stock payable in (i) excess of a specified amount, (ii) securities of another company, or (iii) any other type of securities (other than shares of its common stock), rights, warrants or other assets for payment at less than the prevailing market price in such forward purchaser’s judgment, (3) the net asset value per share of the Company’s outstanding common stock exceeds a specified percentage of the then applicable forward sales price, (4) the Company’s board of directors votes to approve a merger or takeover of the Company or similar transaction that would require its shareholders to exchange their shares for cash, securities, or other property, or (5) certain other events of default or termination events occur.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the forward sale agreements are considered equity instruments as they must be physically settled and the 9,000 shares of common stock are not considered outstanding until issued. Additionally, the forward sale agreements are considered free-standing derivatives and recorded at fair value or $0 at issuance. The value of this derivative will not be adjusted assuming the Company continues to meet the requirements of EITF Issue No. 00-19 for classifying the forward sale agreements as equity instruments. Also, in accordance with EITF Issue No. 03-06, the forward sale agreements are not considered participating securities for the purpose of determining earnings per share under SFAS No. 128, “Earnings per Share.” The treasury stock method is used to determine the dilutive impact on earnings per share of the shares issuable under the forward sale agreements.

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

Note 10. Interest Rate Derivatives

The Company’s derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Commission prescribed new guidance on its interpretations of SFAS No. 133 for public investment companies related to the income statement classification of periodic interest rate derivative settlements. In prior periods, the Company recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, the Company records the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently records the amount as a realized gain (loss) on investments on the interest settlement date. The Company adopted the new accounting method prospectively in 2004. The adoption of this new accounting method did not have any impact on the Company’s net increase in shareholders’ equity resulting from operations.

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

Note 11. Dividend Reinvestment Plan

On August 3, 2004, the Company amended its dividend reinvestment plan to provide a 5% discount on shares purchased through the reinvested dividends, effective for dividends paid in December 2004 and thereafter, subject to terms of the plan.

Note 12. Subsequent Events

In October 2004, the Company sold 1,725 shares of its common stock pursuant to the underwriters’ over-allotment previously granted in conjunction with its September 2004 common stock offering and received proceeds, net of the underwriters’ discount, of $52,061.

On November 2, 2004, the Company announced that its Board of Directors declared a fourth quarter 2004 regular dividend of $0.73 per share, payable on December 30, 2004 to record holders as of November 15, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have substantially greater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value for which a change in estimate could affect our net asset value; (iv) our investments in securities of privately held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless we maintain an asset coverage of at least 200%, which may affect returns to our shareholders; (xii) we may fail to continue to qualify for our pass-through treatment as a regulated investment company which could have an affect on shareholder return; (xiii) our common stock price may be volatile; (xiv) we may fail to be compliant with the Sarbanes-Oxley Act of 2002; and (xv) general business and economic conditions and other risk factors described in our reports filed from time to time with the Securities and Exchange Commission. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

Portfolio Composition

We are a publicly-traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. Our wholly-owned operating subsidiary, ACFS, provides financial advisory services to our portfolio companies. The total portfolio value of investments was $2,734,037 and $1,911,743, including interest rate derivative agreements, at September 30, 2004 and December 31, 2003, respectively. During the three months and nine months ended September 30, 2004, we made investments totaling $492,140 and $1,261,110, including $23,000 and $65,700 in funds committed but undrawn under credit facilities at the date of the investment. During the three and nine months ended September 30, 2003, we made investments totaling $271,000 and $653,100, including $0 and $21,400 in funds committed but undrawn under credit facilities at the date of the investment. The weighted average effective interest rate on debt securities was 12.7% and 13.4% at September 30, 2004 and December 31, 2003, respectively.

We invest in and sponsor management and employee buyouts, invest in private equity sponsored buyouts, and provide capital directly to private and small public companies. We provide senior debt, mezzanine debt and equity to fund growth, acquisitions and recapitalizations. We also provide capital directly to private and small public companies for growth, acquisitions or recapitalizations.

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

Our investments during the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
New Portfolio Company American Capital Sponsored Buyouts	$42,500	$124,200	$412,150	$124,200
New Portfolio Company Financing for Private Equity Buyouts	386,820	113,800	685,700	352,150
New Portfolio Company Direct Investments	17,800	—	35,390	40,000
Add-On Financing for Acquisitions	10,020	16,800	49,130	35,200
Add-On Financing for Recapitalization	21,500	13,300	49,870	37,550
Add-On Financing for Buyouts	—	100	—	45,100
Add-On Financing for Growth	1,000	—	5,600	—
Add-On Financing for Working Capital	12,500	2,800	23,270	18,900

Total	$492,140	$271,000	$1,261,110	$653,100

Results of Operations

Our consolidated financial performance, as reflected in our Consolidated Statements of Operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from financial advisory and transaction structuring activities, less our operating expenses and provision for income taxes. The second element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair values of our portfolio investments and the change in the estimated fair value of the future payment streams of our interest rate derivatives, at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is “Net realized (loss) gain on investments,” which reflects the difference between the proceeds from an exit of a portfolio investment and the cost at which the investment was carried on our Consolidated Balance Sheets and periodic settlements of interest rate derivatives.

The consolidated operating results for the three and nine months ended September 30, 2004 and 2003 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating income	$82,266	$53,318	$224,374	$139,587
Operating expenses	26,234	16,704	67,794	41,652

Operating income before income taxes	56,032	36,614	156,580	97,935

Provision for income taxes	(1,314)	—	(1,369)	—

Net operating income	54,718	36,614	155,211	97,935

Net realized (loss) gain on investments	(11,806)	(12,283)	(67,466)	15,832
Net unrealized appreciation (depreciation) of investments	17,687	2,176	96,356	(61,926)

Net increase in shareholders’ equity resulting from operations	$60,599	$26,507	$184,101	$51,841

In 2004, the Commission prescribed new guidance for public investment companies related to the income statement classification of periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004 and therefore comparisons to the prior year are impacted by this change in accounting method. The adoption of this new accounting method did not have any impact on our net increase in shareholders’ equity resulting from operations.

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee income. For the three months ended September 30, 2004, total operating income increased $28,948, or 54%, over the three months ended September 30, 2003. For the nine months ended September 30, 2004, total operating income increased $84,787, or 61%, over the nine months ended September 30, 2003. Interest and dividend income consisted of the following for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income on debt securities	$63,201	$42,649	$170,791	$119,407
Interest cost of interest rate derivative agreements	—	(4,618)	—	(12,735)
Interest income on bank deposits and employee loans	252	147	609	449
Dividend income on equity securities	4,797	2,339	12,197	4,771

Total interest and dividend income	$68,250	$40,517	$183,597	$111,892

Interest income on debt securities increased by $20,552, or 48%, to $63,201 for the three months ended September 30, 2004 from $42,649 for the comparable period in 2003, primarily due to an increase in our debt investments. Our daily weighted average debt investments at cost increased from $1,313,700 in the three month period ended September 30, 2003 to $1,926,900 in the comparable period in 2004 resulting from new loan originations net of loan repayments during the last twelve months ended September 30, 2004. The daily weighted average interest rate on debt investments, excluding interest rate swaps, increased from 13.0% in the three month period ended September 30, 2003 to 13.1% in the comparable period in 2004. This increase is partially due to the increase in variable interest rates as the weighted average monthly prime lending rate increased from 4.00% in three month period ended September 30, 2003 to 4.50% in the comparable period in 2004 and the average monthly LIBOR rate increased from 1.14% in the three month period ended September 30, 2003 to 1.67% in the comparable period in 2004. The non-accruing loans increased from $102,776 in the three month period ended September 30, 2003 to $115,577 in the comparable period in 2004.

Interest income on debt securities increased by $51,384, or 43%, to $170,791 for the nine months ended September 30, 2004 from $119,407 for the comparable period in 2003, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments, excluding the impact of interest rate swaps. Our daily weighted average debt investments at cost increased from $1,158,600 in the nine month period ended September 30, 2003 to $1,693,300 in the comparable period in 2004 resulting from new loan originations net of loan repayments during the last twelve months ended September 30, 2004. The daily weighted average interest rate on debt investments decreased to 13.4% in the nine month period ended September 30, 2004 from 13.7% in the comparable period in 2003 due primarily to an increase in the total senior loans as a percentage of our total portfolio; our senior loans generally yield lower rates than our higher yielding subordinated loans. This is partially offset by an increase in the weighted average monthly prime lending rate from 4.14% in the nine month period ended September 30, 2003 to 4.19% in the comparable period in 2004 and an increase in the average monthly LIBOR rate from 1.24% in the nine month period ended September 30, 2003 to 1.32% in the comparable period in 2004. The average non-accruing loans decreased from $105,868 in the nine month period ended September 30, 2003 to $84,711 in the comparable period in 2004.

To match the interest rate basis of our assets and liabilities and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations, we enter into interest rate derivative agreements to hedge securitized debt investments in which we either pay a floating rate based on the prime rate and receive a floating rate based on LIBOR, or pay a fixed rate and receive a floating rate based on LIBOR. Use of the interest rate derivatives enables us to manage the impact of changing interest rates on spreads between the yield on our investments and the cost of our borrowings. Our derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Commission prescribed new guidance on its interpretations of SFAS No. 133 for public investment companies related to the income statement classification of the periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. For the three and nine months ended September 30, 2003, the interest cost of interest rate derivative agreements included in interest income was $4,618 and $12,735, respectively. For the three and nine months ended September 30, 2004, the total interest rate cost of interest rate derivative agreements included in both net unrealized appreciation (depreciation) of investments and net realized gain (loss) on investments was $5,039 and $16,696, respectively.

Dividend income on equity securities increased by $2,458 to $4,797 for the three months ended September 30, 2004 from $2,339 for the comparable period in 2003 due primarily to an increase in preferred stock investments. Our daily weighted average total debt and equity investments at cost increased from $1,665,000 in the three months ended September 30, 2003 to $2,621,400 in the comparable period in 2004. The daily weighted average yield on total debt and equity investments, excluding the impact of interest rate swaps, decreased from 10.8% for the three months ended September 30, 2003 to 10.4% for the comparable period in 2004. This decrease is primarily due to an increase in our investments in equity securities that generally yield lower current income but that we expect could generate higher future capital appreciation and thereby increasing our overall total return.

Dividend income on equity securities increased by $7,426 to $12,197 for the nine months ended September 30, 2004 from $4,771 for the comparable period in 2003 due primarily to an increase in preferred stock investments. Our daily weighted average total debt and equity investments at cost increased from $1,489,300 in the nine months ended September 30, 2003 to $2,295,300 in the comparable period in 2004. The daily weighted average yield on total debt and equity investments, excluding the impact of interest rate swaps, decreased from 11.1% for the nine months ended September 30, 2003 to 10.6% for the comparable period in 2004 due to the reasons discussed above.

Fee income consisted of the following for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Transaction structuring fees	$1,007	$4,412	$8,328	$6,487
Loan financing fees	4,273	4,575	9,601	10,869
Equity financing fees	830	1,185	5,672	1,185
Financial advisory fees	2,421	869	6,070	2,855
Prepayment fees	2,847	676	5,761	2,431
Other structuring fees	476	—	476	1,650
Other fees	2,162	1,084	4,869	2,218

Total fee income	$14,016	$12,801	$40,777	$27,695

Fee income increased by $1,215, or 9%, to $14,016 for the three months ended September 30, 2004 from $12,801 in the comparable period in 2003. For the three months ended September 30, 2004, we recorded $1,007 in transaction structuring fees for one buyout investment totaling $42,500 of American Capital financing. For the three months ended September 30, 2003, we recorded $4,412 in transaction structuring fees for three buyout investments totaling $124,200 of American Capital financing. The transaction structuring fees were 2.4% and 3.6% of buyout investments in 2004 and 2003, respectively. The decrease in loan financing fees was attributable to an increase in 2004 in the portion of fees deferred as a discount that are representative of additional yield offset by an increase in new debt investments from $222,500 in 2003 to $431,500 in 2004. The loan financing fees were 1.0% and 2.1% of loan originations in 2004 and 2003, respectively. The increase in financial advisory fees is due primarily to the increase in the number of portfolio companies. The prepayment fees of $2,847 for the three months ended September 30, 2004 are the result of the prepayment by six portfolio companies of loans totaling $84,300 compared to prepayment fees of $676 for the three months ended September 30, 2003 as the result of the prepayment by four portfolio companies of loans totaling $31,600.

Fee income increased by $13,082 or 47%, to $40,777 for the nine months ended September 30, 2004 from $27,695 in the comparable period in 2003. For the nine months ended September 30, 2004, we recorded $8,328 in transaction structuring fees for seven buyout investments totaling $412,150 of American Capital financing. The transaction structuring fees were 2.0% of buyout investments in 2004. For the nine months ended September 30, 2003, we recorded $8,137 in transaction and other structuring fees primarily for three buyouts of new portfolio companies, the structuring of a sale transaction of one existing portfolio company, the structuring of the buyout of an existing portfolio company and structuring fees attributable to a direct investment in a new portfolio company. The decrease in loan financing fees was attributable to an increase in 2004 in the portion of fees deferred as a discount that are representative of additional yield, partially offset by an increase in new debt investments from $594,078 in 2003 to $1,033,700. The loan financing fees were 0.9% and 1.8% of loan originations in 2004 and 2003, respectively. Equity financing fees increased primarily to due to an increase in equity investments during 2004 as compared to 2003. The increase in financial advisory fees is due primarily to the increase in the number of portfolio companies. The prepayment fees of $5,761 for the nine months ended September 30, 2004 are the result of the prepayment by fourteen portfolio companies of loans totaling $209,500 compared to prepayment fees of $2,431 for the nine months ended September 30, 2003 as the result of the prepayment by seven portfolio companies of loans totaling $85,600.

Operating Expenses

Operating expenses for the three months ended September 30, 2004 increased $9,530, or 57%, over the comparable period in 2003. For the nine months ended September 30, 2004 operating expenses increased $26,142, or 63%, over the comparable period in 2003.

Interest expense increased from $4,412 for the three months ended September 30, 2003 to $10,343 in the comparable period in 2004 due to an increase in our weighted average borrowings and an increase in our weighed average interest rate. Our weighted average borrowings increased from $642,400 in the three months ended September 30, 2003 to $1,087,900 in the comparable period in 2004. Our weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, increased from 2.75% during the three months ended September 30, 2003 to 3.80% during the comparable period in 2004. Interest expense increased from $12,156 for the nine months ended September 30, 2003 to $22,916 in the comparable period in 2004 due to an increase in our weighted average borrowings and an increase in our weighed average interest rate. Our weighted average borrowings increased from $547,400 in the nine months ended September 30, 2003 to $928,200 in the comparable period in 2004. Our weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, increased from 2.96 % during the nine months ended September 30, 2003 to 3.29% during the comparable period in 2004. The increase in our weighted average interest rate is partially due to the increase in the average monthly LIBOR rate discussed above.

Salaries and benefits expense decreased 14% from $7,616 in the three months ended September 30, 2003 to $6,576 in the comparable period in 2004. The decrease is due primarily to a decrease in incentive compensation as a result of us not meeting certain performance criteria in 2004, partially offset by an increase in employees from 127 at September 30, 2003 to 169 at September 30, 2004 and annual salary rate increases. Salaries and benefits increased 23% from $16,394 in the nine months ended September 30, 2003 to $20,193 in the comparable period in 2004. The increase is due primarily to an increase in employees from 127 at September 30, 2003 to 169 at September 30, 2004 and annual salary rate increases, partially offset by a decrease in incentive compensation as a result of us not meeting certain performance criteria in 2004.

General and administrative expenses increased 81% from $3,971 in the three months ended September 30, 2003 to $7,174 in the comparable period in 2004. General and administrative expenses increased 58% from $12,162 in the nine months ended September 30, 2003 to $19,264 in the comparable period in 2004. The increase is primarily due to higher (i) accounting and corporate governance costs associated with the implementation and compliance with the Sarbanes-Oxley Act of 2002, (ii) audit fees, (iii) legal fees, (iv) valuation service fees, (v) due diligence costs from prospective investment transactions that were terminated by us, and (vi) additional overhead attributable to the increase in the number of employees.

Stock-based compensation was $2,141 for three months ended September 30, 2004 compared to $705 for the comparable period in 2003. Stock-based compensation was $5,421 for nine months ended September 30, 2004 compared to $940 for the comparable period in 2003. In the second quarter of 2003, we adopted SFAS 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under SFAS 148. Since we adopted SFAS 123 prospectively for all stock options granted in 2003 and forward, the stock-based compensation is not comparable between periods.

Provision for Income Taxes

We operate to qualify to be taxed as a regulated investment company, or a RIC, as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income.

Our consolidated operating subsidiary, ACFS, is subject to corporate level Federal and state income tax. For the three and nine months ended September 30, 2004, we recorded a tax provision of $1,314 and $1,369, respectively, attributable to ACFS. For the three and nine months ended September 30, 2003, we did not record a tax provision as ACFS had a net operating loss carry forward that is now fully utilized.

Net Realized (Losses) Gains on Investments

Our net realized (losses) gains for the three and nine months ended September 30, 2004 and 2003 consisted of the following:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
ACAS Acquisitions (PaR Systems), Inc.	$—	$—	$9,537	$—
A&M Cleaning Products, Inc.	—	5,213	—	5,213
CST Industries, Inc.	—	4,964	—	4,964
Atlantech Holding, Corp.	—	—	4,271	—
Tube City, Inc.	—	3,729	—	3,729
TransCore Holdings, Inc.	—	—	1,668	—
Erie County Plastics Corporation	1,341	—	1,341	—
Vigo Remittance Corp.	—	—	1,250	—
Roadrunner Freight Systems, Inc.	1,220	—	1,220	—
Plastech Engineered Products, Inc.	—	—	745	1,641
Weston ACAS Holdings, Inc.	—	—	24	24,930
Other, net	1,013	771	2,649	3,081

Total gross realized portfolio company gains	3,574	14,677	22,705	43,558

Chromas Technologies Corp.	11	—	(32,002)	—
Academy Events Services, LLC	—	—	(14,173)	—
Fulton Bellows & Components, Inc.	(7,330)	(10,911)	(14,148)	(10,911)
Sunvest Industries, Inc.	(570)	—	(14,032)	—
Starcom Holdings, Inc.	—	(4,533)	—	(4,533)
New Piper Aircraft, Inc.	—	(2,231)	—	(2,231)
Parts Plus Group	—	(5,384)	—	(5,384)
Westwind Group Holdings, Inc.	—	(3,598)	—	(3,598)
Baran Group, Ltd.	(2,161)	—	(2,161)	—
Other, net	—	(303)	(142)	(1,069)

Total gross realized portfolio company losses	(10,050)	(26,960)	(76,658)	(27,726)

Total net realized portfolio company (losses) gains	(6,476)	(12,283)	(53,953)	15,832
Interest rate derivative periodic payments	(5,330)	—	(13,513)	—

Total net realized (losses) gains	$(11,806)	$(12,283)	$(67,466)	$15,832

During the nine months ended September 30, 2004, we realized gains of $4,271, $1,668, $1,250, $1,220 and $745, respectively from the realization of unamortized OID from the prepayment of debt by Atlantech Holding Corp., TransCore Holdings, Inc., Vigo Remittance Corp., Roadrunner Freight Systems, Inc. and Plastech Engineered Products, Inc.

In the second quarter of 2004, we received full repayment of our $22,500 subordinated debt investment in ACAS Acquisitions (PaR Systems), Inc. and received a $10,804 liquidating dividend on our common equity interest as a result of PaR’s sale of an 81% interest in its nuclear equipment and service business, recognizing a total gain of $9,537. We retained an 11% diluted ownership interest in ACAS Acquisitions (PaR Systems), Inc., which was renamed PaR Nuclear Holding Co., Inc. The non-nuclear business segment of ACAS Acquisitions (PaR Systems), Inc. was contributed to a newly created company, PaR Systems, Inc., shares of which were distributed to the existing shareholders. We provided $4,632 in subordinated debt financing to, and retained a 51% diluted ownership in, PaR Systems, Inc.

In the third quarter of 2004, we received full repayment of our $10,000 subordinated debt investment plus our accrued payment-in-kind interest in Erie County Plastics Corporation and sold all of our equity interests in Erie County Plastics consisting of common stock warrants for $1,750 in proceeds realizing a total gain of $1,341.

In the first quarter of 2004, Chromas Technologies Corp. entered into an asset purchase agreement whereby substantially all of the assets were sold to and certain of the liabilities were assumed by a purchaser. The net cash proceeds were used to repay a portion of our outstanding loans. As part of the asset purchase agreement, Chromas will receive an additional deferred payment one year from the closing date. All of Chromas’ remaining assets including its right to receive the deferred payment were conveyed to us. Our remaining subordinated debt and equity investments in Chromas were deemed worthless and we recognized a realized loss of $32,002 offset by the reversal of unrealized depreciation of $29,767.

In the second quarter of 2004, we sold our senior subordinated debt investment in Fulton Bellows & Components, Inc. for nominal proceeds and recognized a realized loss of $6,818 offset by the reversal of unrealized depreciation of $7,001. In the third quarter of 2004, Fulton’s assets were sold under Section 363 of the Bankruptcy Code, and we received proceeds of $5,917 for partial repayment of our remaining senior debt investments. We recognized a realized loss of $7,330 from the write off of our remaining senior debt investments and common stock warrants partially offset by a reversal of unrealized depreciation of $7,194.

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

Sunvest Industries, Inc. was a holding company with two wholly-owned operating subsidiaries – Dyna-Fab LLC and Advanced Fabrication Technology LLC (AFT). In the fourth quarter of 2003, Dyna-Fab entered into an asset purchase agreement whereby substantially all of the assets of Dyna-Fab were sold. In the first quarter of 2004, AFT entered into an asset purchase agreement whereby substantially all of the assets of AFT were sold. In the first quarter of 2004, we foreclosed on Sunvest’s and its subsidiaries’ remaining assets including any rights to future payments under the asset purchase agreements. Our remaining senior and subordinated debt and equity investments in Sunvest were deemed worthless and we recognized a realized loss of $13,462 offset by the reversal of unrealized depreciation of $14,052 in the first quarter of 2004. In the third quarter of 2004, we recognized an additional realized loss of $570 for sale proceeds that we deemed not collectible.

In the third quarter of 2004, we sold all of our common stock investments in Baran Group, Ltd. for $212 and recognized a realized loss of $2,161 partially offset by the reversal of unrealized depreciation of $2,154.

In 2004, the Commission prescribed new guidance on its interpretations of SFAS No. 133 for public investment companies for the income statement classification of the periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. For the three and nine months ended September 30, 2004, we recorded net realized losses of $5,330 and $13,513 for the interest rate derivative periodic settlements.

Unrealized Appreciation and Depreciation of Investments

The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2004 and 2003:

	Number of Companies	Three Months Ended September 30, 2004	Number of Companies	Three Months Ended September 30, 2003
Gross unrealized appreciation of portfolio company investments	17	$65,117	12	$15,355
Gross unrealized depreciation of portfolio company investments	12	(46,608)	18	(38,622)
Reversal of prior period unrealized depreciation upon a realization	4	8,615	9	16,217

Net appreciation (depreciation) of portfolio company investments	33	27,124	39	(7,050)
Interest rate derivative periodic payment accrual	—	291	—	—
Interest rate derivative agreements	—	(9,728)	—	9,226

Net appreciation of investments	33	$17,687	39	$2,176

	Number of Companies	Nine Months Ended September 30, 2004	Number of Companies	Nine Months Ended September 30, 2003
Gross unrealized appreciation of portfolio company investments	30	$150,143	21	$49,630
Gross unrealized depreciation of portfolio company investments	23	(116,165)	31	(108,738)
Reversal of prior period unrealized depreciation/(appreciation) upon a realization	8	60,787	11	(4,907)

Net appreciation (depreciation) of portfolio company investments	61	94,765	63	(64,015)
Interest rate derivative periodic payment accrual	—	(3,183)	—	—
Interest rate derivative agreements	—	4,774	—	2,089

Net appreciation (depreciation) of investments	61	$96,356	63	$(61,926)

The gross unrealized depreciation of investments above includes $106 and $388 for the three months ended September 30, 2004 and 2003, respectively and $832 and $950 for the nine months ended September 30, 2004 and 2003, respectively, resulting from our change in accounting principle adopted during 2001 related to debt discounts attributable to loan originations through December 31, 2000.

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

As part of our quarterly process of valuing our investment portfolio, we engaged Houlihan Lokey Howard & Zukin Financial Advisors, Inc. beginning in the third quarter of 2003 to review independently the determination of fair value of American Capital’s portfolio company investments. Houlihan Lokey is the premier valuation firm in the U.S., engaged in approximately 800 valuation assignments per year for clients worldwide.

In the last twelve months ended September 30, 2004, Houlihan Lokey reviewed 100% of our portfolio investments that have been a portfolio company for at least one year. As part of its engagement, Houlihan Lokey will review quarterly approximately 25% of our portfolio companies that have been a portfolio company for at least one year. In addition, Houlihan Lokey representatives attend American Capital’s quarterly valuation meetings and provide periodic reports and recommendations to our audit committee with respect to our valuation models and policies and procedures.

For the third quarter of 2004, Houlihan Lokey reviewed our valuations of 22 portfolio companies having $521,000 in aggregate fair value as reflected in our financial statements as of September 30, 2004. Using methods and techniques that are customary for the industry and that Houlihan Lokey considers appropriate under the circumstances, Houlihan Lokey determined that the aggregate fair value assigned to the portfolio company investments by American Capital was within their reasonable range of aggregate value for such companies. Houlihan Lokey came to the same determination on different sets of portfolio companies for the previous four quarters. Over the last four quarters, Houlihan Lokey has reviewed 82 portfolio companies totaling $1,799,000 in fair value as of their respective valuation dates.

Financial Condition, Liquidity, and Capital Resources

At September 30, 2004, we had $91,661 in cash and cash equivalents and $87,837 in restricted cash. On October 1, 2004, we paid $58,462 in dividends for our third quarter regular dividend. Our restricted cash consists primarily of escrows of interest and principal payments collected on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each month to pay interest and principal on the securitized debt. We had outstanding debt secured by our assets of $555,129 under three revolving debt funding facilities, $72,436 under senior loan repurchase agreements and $404,153 under five asset securitizations as well as $167,000 in unsecured debt notes. As of September 30, 2004, we had availability under our revolving debt funding facilities of $339,871. During the nine months ended September 30, 2004, we principally funded investments using draws on the revolving debt funding facilities, proceeds from repurchase agreements, proceeds from repayments and sales of loans and equity offerings.

As a regulated investment company, we are required to distribute annually 90% or more of our investment company taxable income and 98% of our net realized short-term capital gains to shareholders. We provide shareholders with the option of reinvesting their distributions in American Capital. On August 3, 2004, we amended our dividend reinvestment plan to provide a 5% discount on shares purchased through the reinvested dividends, effective for dividends paid in December 2004 and thereafter, subject to terms of the plan. While we will continue to provide shareholders with the option of reinvesting their distributions in American Capital, we have historically and anticipate having to issue debt or equity securities in addition to the above borrowings to expand our investments in middle market companies. The terms of the future debt and equity issuances cannot be determined and there can be no assurances that the debt or equity markets will be available to us on terms we deem favorable.

We believe that we are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended. As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of September 30, 2004 and December 31, 2003, our asset coverage was 241% and 240%, respectively.

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

In September 2004, we completed a public offering in which 11,500 shares of our common stock were sold at a public offering price of $31.60 per share. Of those shares, 2,500 were offered directly by us and 9,000 were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements. Upon completion of the offering, we received proceeds, net of the underwriters’ discount, of $75,450 in exchange for the 2,500 common shares. In addition, we granted the underwriters an over-allotment option to purchase up to an additional 1,725 of our common shares. Subsequently, in October 2004, we sold 1,725 shares of our common stock pursuant to the underwriters’ over-allotment previously granted and received proceeds, net of the underwriters’ discount, of $52,061.

The remaining 9,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the forward sale agreements who then sold the shares to the public. Pursuant to the forward sale agreements, we must sell to the forward purchasers 9,000 shares of our common stock generally at such times as we elect over a one-year period. The forward sale agreements provide for settlement on a settlement date or dates to be specified at our discretion through a termination date of September 24, 2005. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $30.18 per share, which is the public offering price of shares of our common stock less the underwriting discount. The forward sale agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.73, $0.06, $0.73, $0.75 and $0.77 per share on each of November 10, 2004, December 28, 2004, February 10, 2005, May 11, 2005 and August 10, 2005, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. At September 30, 2004, the effective forward sale price was $30.19 per share.

Each forward purchaser under a forward sale agreement has the right to accelerate its forward sale agreement and require us to physically settle on a date specified by such forward purchaser if (1) in its judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by us under our forward sale agreement or the cost of borrowing the common stock has increased above a specified amount, (2) we declare any dividend or distribution on shares of our common stock payable in (i) excess of a specified amount, (ii) securities of another company, or (iii) any other type of securities (other than shares of our common stock), rights, warrants or other assets for payment at less than the prevailing market price in such forward purchaser’s judgment, (3) the net asset value per share of our outstanding common stock exceeds a specified percentage of the then applicable forward sales price, (4) our board of directors votes to approve a merger or takeover of us or similar transaction that would require our shareholders to exchange their shares for cash, securities, or other property, or (5) certain other events of default or termination events occur.

Emerging Issues Task Force (EITF) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the forward sale agreements are considered equity instruments as they must be physically settled and the 9,000 shares of common stock are not considered outstanding until issued. Additionally, the forward sale agreements are considered free-standing derivatives and recorded at fair value or $0 at issuance. The value of this derivative will not be adjusted assuming we continue to meet the requirements of EITF Issue No. 00-19 for classifying the forward sale agreements as equity instruments. Also, in accordance with EITF Issue No. 03-06, the forward sale agreements are not considered participating securities for the purpose of determining earnings per share under SFAS No. 128, “Earnings per Share.” The treasury stock method is used to determine the dilutive impact on earnings per share of the shares issuable under the forward sale agreements.

Reasons for Use of Forward Sale Agreements

Our objective with the use of forward sale agreements is to allow us to manage more efficiently our debt to equity ratio, considering applicable statutory requirements and our capital needs associated with funding our investment activities. As a BDC, we are able to issue debt securities and preferred stock in an amount such that our asset coverage is at least 200% of the amount of our outstanding debt securities and preferred stock. Because we do not currently have any preferred stock outstanding, this provision of the 1940 Act effectively limits our ratio of debt to equity at this time to 1:1. However, as a practical matter, in order to provide sufficient flexibility to fund our projected investments and a cushion, we must generally keep our debt to equity ratio somewhat below 1:1. At September 30, 2004 for example, our ratio of debt to equity was 0.71:1.

A principal consideration in keeping our debt to equity ratio at less than 1:1 is that given the nature and variability of the equity capital markets, it is not practical to raise equity in frequent small increments, which would match in amount and timing our needs for investment funds. Thus, we are required to raise equity in larger increments than may be immediately invested and therefore we repay advances on our credit facilities with the proceeds of such equity issuances. We then make investments and manage our cash needs by drawing on our credit facilities. The funding sequence of issuing equity, repaying our credit facilities and then drawing on the credit facilities to fund new investments causes our average debt to equity ration to be significantly below 1:1. Moreover, because we cannot be assured that access to equity markets will be available whenever we may need equity capital to make a new investment, we must generally keep our credit availability somewhat higher and our debt to equity ratio significantly lower than what would otherwise be optimal if we were more readily assured access to equity capital.

The use of forward sale contracts is expected to allow us to deliver common stock and receive cash at our election to the extent covered by outstanding forward sale contracts, without undertaking a new offering of common stock. Because we would be more assured of access to equity capital, we expect to be in a position to manage our debt to equity ratio to be closer to 1:1 than we had historically. During periods in which we have reported earnings, having a higher debt to equity ratio should have a beneficial effect on our overall cost of capital, which could result in increased earnings.

Debt Capital Raising Activities

On April 22, 2004, we and an affiliated trust entered into an amendment to our existing amended and restated loan funding and servicing agreement with an original termination date of June 13, 2006. As a result of the amendment, the aggregate commitment increased from $225,000 to $350,000. On June 29, 2004, we and an affiliated trust entered into an additional amendment, temporarily increasing the aggregate commitment from $350,000 to $425,000 through August 13, 2004. On August 10, 2004, we and an affiliated trust entered into an amended and restated loan funding and servicing agreement that added another lender and increased the aggregate commitment of the underlying facility to $600,000. Our ability to make draws on the revolving debt funding facility expires on August 8, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lenders. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date of August 9, 2007. On August 27, 2004, an additional lender joined the facility, committing up to $100,000 in additional capacity, and thus, increasing the maximum availability under the facility to $700,000.

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

On June 30, 2004, we entered into a repurchase agreement with Citigroup Global Markets Inc. for $99,855, which was settled on July 8, 2004. The repurchase agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a carrying value of $99,983. The interest rate on the repurchase agreement was 1.25%. As of September 30, 2004, there were no balances outstanding under this repurchase agreement.

On September 8, 2004, we sold an aggregate $167,000 of long-term unsecured five- and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of $82,000 of senior notes, Series A and $85,000 of senior notes, Series B. The Series A notes have a fixed interest rate of 5.92% and mature on September 1, 2009. The Series B notes have a fixed interest rate of 6.46% and mature on September 1, 2011. The note purchase agreement contains customary default provisions as well as cross-default provisions and a minimum net worth covenant.

During 2004, we sold all or a portion of certain senior loans and the Class D notes of ACAS Business Loan Trust 2003-2 under repurchase agreements. The senior loan repurchase agreements are financing arrangements, in which we sell the senior loans for a sale price generally ranging from 50% to 75% of the face amount of the senior loans and we have an obligation to repurchase the senior loans at the original sale price on a future date. As of September 30, 2004, we had $72,436 outstanding under the senior loan repurchase agreements. We are required to make payments to the purchaser equal to one-month LIBOR plus 250 basis points of the sales price. The purchaser is entitled to receive all interest and principal on the senior loans and required to remit all interest and principal payments to us. The purchaser cannot repledge or sell the loans. We have treated the senior loan repurchase agreements as secured financing arrangements with the sale price of the senior loans included as a debt obligation on the accompanying consolidated balance sheets.

Other Capital Raising Activities

In 2004, we sold senior loans from seven portfolio companies, for which we remain the servicer, for total cash proceeds of $97,823. We expect to continue to sell senior loans as a source of new capital to be reinvested into higher yielding investments.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment grade. The weighted average investment grade was 3.0 as of both September 30, 2004 and December 31, 2003. At September 30, 2004 and December 31, 2003, our investment portfolio was graded as follows:

	September 30, 2004		December 31, 2003
Grade	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4	$574,434	21.6%	$418,917	21.7%
3	1,727,809	65.0%	1,186,382	61.4%
2	264,503	10.0%	313,561	16.2%
1	90,089	3.4%	13,983	0.7%

	$2,656,835	100.0%	$1,932,843	100.0%

The amounts above do not include our investments for which we have only invested in the equity securities of the company.

The increase in the investment grade 4 at September 30, 2004 as compared to December 31, 2003 was principally due to five portfolio companies upgraded to a 4 as well as an increase in the fair value of certain investment grade 4 portfolio companies due to unrealized appreciation recorded during 2004. This increase was partially offset by the exit or partial exit of seven portfolio companies during 2004. The improvement in the investment grade 3 as compared to December 31, 2003 is primarily the result of new investments made during 2004, which had a fair value of $869,600 as of September 30, 2004. The improvement in the investment grade 3 was offset slightly by a decrease of seventeen portfolio companies with a loan grade 3, including the exit or partial exit of six portfolio companies in 2004, seven portfolio companies downgraded to a grade 2, and four portfolio companies upgraded to a grade 4. The decrease in the investment grade 2 as compared to December 31, 2003 is due to a decrease of nine portfolio companies with a loan grade 2, including the exit one portfolio company in 2004, six portfolio companies downgraded to a grade 1, and two portfolio companies upgraded to a grade 3. This decrease was partially offset by the downgrade of six portfolio companies from a grade 3. The increase in investment grade 1 as compared to December 31, 2003 is primarily due to the downgrade of seven portfolio companies to a grade 1, offset slightly by the exit of three portfolio companies during 2004.

We stop accruing interest on investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. At September 30, 2004, loans with nine portfolio companies with a face amount of $115,577 and a fair value of $47,946 were on non-accrual status. Loans with two of the nine portfolio companies are grade 2 loans, and loans with seven of the nine portfolio companies were grade 1 loans. These loans include a total of $89,509 with PIK interest features. At December 31, 2003, loans with ten portfolio companies with a face amount of $98,387 and a fair value of $28,947 were on non-accrual status. Loans with five of the ten portfolio companies are grade 2 loans, and loans with five of the ten portfolio companies were grade 1 loans. These loans include a total of $63,698 with PIK interest features. The increase in the face amount of loans on non-accrual status from December 31, 2003 is due the addition of four portfolio companies to non-accrual status offset by the exit of four portfolio companies during 2004 that had loans on non-accrual.

At September 30, 2004 and December 31, 2003, current, past due and loans on non-accrual status were as follows:

	Number of Portfolio Companies	September 30, 2004	Number of Portfolio Companies	December 31, 2003
Current	83	$1,994,322	68	$1,468,481

One Month Past Due		17,515		46,545
Two Months Past Due		—		5,251
Three Months Past Due		—		—
Greater than Three Months Past Due		13,977		14,161
Loans on Non-accrual Status		115,577		98,387

Subtotal	10	147,069	13	164,344

Total	93	$2,141,391	81	$1,632,825

Past Due and Non-accruing Loans as a Percent of Total Loans		6.9%		10.1%

The loan balances above reflect the full face value of the note. We believe that debt service collection is probable for our loans that are past due.

In the second quarter of 2004, we recapitalized an existing portfolio company by purchasing its existing senior debt with a face amount and accrued interest of $22,990 for $17,434. Subsequently, we exchanged $5,556 of the purchased senior debt discount and $18,206 of our existing senior subordinated debt and accrued interest into $6,142 of new senior subordinated debt and $17,620 of new non-interest bearing junior subordinated debt. Prior to the recapitalization, our existing senior subordinated debt investments were accruing loans. In the third quarter of 2004, we further recapitalized the portfolio company by exchanging the $6,142 of senior subordinated debt and $1,250 cost basis of existing senior debt into new non-interest bearing junior subordinated debt. Prior to the second recapitalization, $6,142 of senior subordinated debt and $1,250 of existing senior debt were accruing loans. The non-interest bearing junior subordinated debt is included in the current loans in the above table.

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

We track our portfolio investments on a static-pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended September 30, 2004:

Portfolio Statistics(1)	Static Pool
($ in millions, unaudited):	Pre-1999	1999	2000	2001	2002	2003	2004	Aggregate
Original Investments and Commitments	$322	$365	$261	$368	$586	$897	$1,133	$3,932
Total Exits and Prepayments of Original Investments	$103	$124	$200	$169	$140	$257	$114	$1,107
Total Interest, Dividends and Fees Collected	$105	$115	$71	$112	$127	$122	$53	$705
Total Net Realized (Loss) Gain on Investments(2)	$(6)	$6	$(85)	$38	$(3)	$10	$1	$(39)
Internal Rate of Return(3)	7.2%	6.2%	(2.8)%	26.9%	20.7%	25.8%	41.4%	14.6%
Current Cost of Investments	$209	$235	$80	$194	$468	$618	$965	$2,769
Current Fair Value of Investments	$154	$144	$66	$215	$523	$660	$994	$2,756
Net Unrealized Appreciation/(Depreciation)	$(55)	$(91)	$(14)	$21	$55	$42	$29	$(13)
Non-Accruing Loans at Face	$20	$34	$—	$21	$41	$—	$—	$116
Equity Interest at Fair Value	$14	$44	$29	$56	$196	$214	$241	$794
Debt to EBITDA(4)(5)	8.7	8.9	5.5	6.9	4.2	4.2	4.4	5.0
Interest Coverage(4)	1.8	1.9	1.7	1.6	3.1	2.4	2.9	2.6
Debt Service Coverage(4)	1.6	1.7	1.0	1.1	2.2	1.7	2.2	1.9
Loan Grade(4)	2.9	1.7	1.8	2.7	3.3	3.0	3.0	3.0
Average Age of Companies	43 yrs	54 yrs	31 yrs	44 yrs	29 yrs	24 yrs	42 yrs	36 yrs
Average Sales(6)	$89	$124	$91	$190	$67	$83	$92	$94
Average EBITDA(7)	$5	$17	$14	$20	$11	$17	$18	$16
Ownership Percentage	79%	62%	39%	46%	48%	41%	35%	44%
Total Sales(6)	$472	$955	$272	$1,956	$1,188	$2,476	$2,704	$10,023
Total EBITDA(7)	$18	$108	$57	$236	$168	$408	$564	$1,559

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Statistics are weighted by our investment value for each portfolio company.
(2)	Excludes net realized losses on interest rate derivative agreements.
(3)	Assumes investments are exited at current fair value.
(4)	These amounts do not include investments in which we own only equity.
(5)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(6)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.

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

As a result of our use of interest rate swaps, at September 30, 2004, approximately 28% of our interest bearing assets provided fixed rate returns and approximately 72% of our interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at September 30, 2004, we had floating rate investments, tied to one-month LIBOR or the prime lending rate, in debt securities with a face amount of $1,532,049 and had total borrowings outstanding of $1,025,718 that have a variable rate of interest generally based on one-month LIBOR or a commercial paper rate.

As of September 30, 2004, we have entered into interest rate basis derivative agreements with two commercial banks. Under our interest rate swap agreements, we either pay a floating rate based on the prime rate and receive a floating interest rate based on one-month LIBOR, or pay a fixed rate and receive a floating interest rate based on one-month LIBOR. We also have interest rate swaption agreements where, if exercised, we receive a fixed rate and pay a floating rate based on one-month LIBOR. We also have interest rate cap agreements that entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates. For those investments contributed to the term securitizations, the interest swaps enable us to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations. One-month LIBOR increased from 1.12% at September 30, 2003 to 1.84% at September 30, 2004, and the prime rate increased from 4.0% at September 30, 2003 to 4.75% at September 30, 2004.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We record our derivatives at fair value, which is the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. The changes in fair value are recorded in unrealized appreciation (depreciation) of investments in our consolidated statements of operations. In 2004, the Commission prescribed new guidance on its interpretations of SFAS No. 133 for public investment companies related to the income statement classification of the periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. The adoption of this new accounting method did not have any impact on our net increase in shareholders’ equity resulting from operations.

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

At September 30, 2004, the total notional amount of the derivative agreements was $1,065,276 and the agreements have a remaining weighted average term of approximately 4.4 years. The following table presents the notional principal amounts of interest rate derivative agreements by class:

	September 30, 2004
Type of Interest Rate Derivative Agreements	Company Pays	Company Receives	Number of Contracts	Notional Value
Interest rate swaps - Pay fixed, receive LIBOR floating	3.87%(1)	LIBOR	34	$879,749
Interest rate swaps - Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	7	148,876
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.38%(1)	2	7,093
Interest rate caps			5	29,558

Total			48	$1,065,276

	December 31, 2003
Type of Interest Rate Derivative Agreements	Company Pays	Company Receives	Number of Contracts	Notional Value
Interest rate swaps - Pay fixed, receive LIBOR floating	4.45%(1)	LIBOR	26	$731,781
Interest rate swaps - Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	10	204,415
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.37%(1)	2	56,976
Interest rate caps			5	32,117

Total			43	$1,025,289

(1)	Weighted average.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on the foregoing, we, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in routine litigation and administrative proceedings arising in the ordinary course of business. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, the staff of the Commission requested that we voluntarily provide certain documents and information as part of an informal, non-public inquiry. The staff has not indicated the subject of the inquiry. We have complied fully with the requests and expect to continue to do so should additional information be requested. In a letter to us, the Commission staff stated, “This inquiry is nonpublic and should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security.”

In the opinion of management, the ultimate resolution of all such proceedings is not expected to have a material adverse effect on our business, financial condition, or results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
10.1	Amendment No. 5 to Amended and Restated Loan Funding and Servicing Agreement, dated as of August 5, 2004, among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, Wachovia Bank, National Association, and Wells Fargo Bank, National Association.

10.2	Amended, Restated and Substituted VFCC Note in the principal amount of $445,000,000 made by ACS Funding Trust I in favor of Wachovia Capital Markets, LLC, dated as of August 5, 2004.

10.3	Second Amended and Restated Loan Funding and Servicing Agreement, dated as of August 10, 2004, among ACS Funding Trust I, American Capital Strategies, Ltd., Wachovia Markets, LLC, JPMorgan Chase Bank and Wells Fargo Bank, National Association.

10.4	Structured Note in the principal amount of $250,000,000 made by ACS Funding Trust I in favor of JPMorgan Chase Bank, dated August 10, 2004.

10.5	Swingline Note in the principal amount of $50,000,000 made by ACS Funding Trust I in favor of JPMorgan Chase Bank, dated August 10, 2004.

10.6	Second Amended and Restated Purchase and Sale Agreement, dated as of August 10, 2004, by and between ACS Funding Trust I and American Capital Strategies, Ltd.

Exhibit Number	Description
10.7	Fourth Amended and Restated Intercreditor and Lockbox Administration Agreement, dated as of August 10, 2004, among Wells Fargo Bank, National Association, Wachovia Capital Markets, LLC, Branch Banking and Trust Company, Harris Nesbitt Corp., and American Capital Strategies Ltd.

10.8	First Amendment to the Loan Funding And Servicing Agreement, dated as of August 25, 2004 by and among ACS Funding Trust II, American Capital Strategies, Ltd., Fairway Finance Company, LLC, Harris Nesbitt Corp., and Wells Fargo Bank, National Association.

10.9	Amendment No. 1 to Second Amended and Restated Loan Funding and Servicing Agreement, dated as of August 27, 2004, among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, JPMorgan Chase Bank, and Wachovia Bank, National Association.

10.10	Joinder Supplement to Second Amended and Restated Loan Funding and Servicing Agreement, dated as of August 27, 2004, among Citigroup Global Markets Realty Corp., ACS Funding Trust I, and Wachovia Capital Markets, LLC.

10.11	Structured Note in the principal amount of $100,000,000 made by ACS Funding Trust I in favor of Citigroup Global Markets Realty Corp, dated August 27, 2004.

10.12	Note Purchase Agreement, dated as of September 1, 2004, among American Capital Strategies, Ltd. and the purchasers listed on Schedule A attached thereto.

10.13	First Amendment to Credit Agreement, dated September 3, 2004, by and among American Capital Strategies, Ltd., Wells Fargo Bank, National Association, Branch Banking and Trust Company, and LaSalle Bank, National Association, Fifth Third Bank, and Hibernia National Bank.

10.14	Second Amendment to the Loan Funding And Servicing Agreement, dated as of September 24, 2004 by and among ACS Funding Trust II, American Capital Strategies, Ltd., Fairway Finance Company, LLC, Harris Nesbitt Corp., and Wells Fargo Bank, National Association.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

•	On August 4, 2004, the Registrant filed a report on Form 8-K to file the press release that the Registrant issued announcing its financial results for the fiscal quarter ended June 30, 2004 and the declaration of a dividend on the Registrant’s common stock.

•	On September 2, 2004, the Registrant filed a report on Form 8-K to file the press release to announce that the Registrant entered into a joinder supplement to its existing amended and restated loan funding and servicing agreement whereby Citigroup Global Markets Realty Corp. was added to the facility as a lender.

•	On September 13, 2004, the Registrant filed a report on Form 8-K to file the press release to announce that the Registrant issued and sold an aggregate $167 million of long-term unsecured five- and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement.

•	On September 27, 2004, the Registrant filed a report on Form 8-K to file the press releases to announce that the Registrant had entered into an underwriting agreement with certain underwriters related to the sale and offering of 11,500,00 shares of the Registrant’s common stock. Of the 11,500,000 shares, 2,500,000 shares were offered directly by the Registrant and 9,000,000 shares were borrowed and sold in the offering by affiliates of counterparties to forward sale agreements that were entered with the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Vice President, Accounting and Reporting

Date: November 9, 2004