Form 10-K
period 2004-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2005-03-15
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑.        No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑.        No ☐.

As of June 30, 2004, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $2,106,205,090 based upon a closing price of the Registrant’s common stock of $28.02 per share as reported on the NASDAQ Stock Market on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 25, 2005, there were 90,187,152 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

PART I

Item 1. Business

General

American Capital Strategies, Ltd. (which is referred throughout this report as “American Capital”, “we” and “us”) is a publicly traded buyout and mezzanine fund that provides investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We invest in senior and mezzanine (subordinated) debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. Our wholly-owned operating subsidiary, American Capital Financial Services, Inc., or ACFS, provides financial advisory services to our portfolio companies. We invested on average $38 million in 2004 in each new portfolio company. We generally have not invested more than 5% of our equity capital in one transaction. Our largest investment as of December 31, 2004 has been $83 million. ACFS arranges and secures capital for large transactions, particularly buyouts that we sponsor.

Our primary business objectives are to increase our taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of middle market companies with attractive current yields and potential for equity appreciation and realized gains. We are an investor in and sponsor of management and employee buyouts, invest in private equity sponsored buyouts, and provide capital directly to private and small public companies. Historically, a majority of our financings have been to assist in the funding of change of control management buyouts, and we expect that trend to continue. Capital that we provide directly to private and small public companies is used for growth, acquisitions or recapitalizations.

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

Our loans typically range from $5 million to $75 million, mature in five to ten years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime or LIBOR rate, plus a margin. We price our debt and equity investments based on our analysis of each transaction. As of December 31, 2004, the weighted average effective interest rate on our debt securities was 12.9%. From our IPO in 1997, through December 31, 2004, we invested over $800 million in equity securities and over $3.8 billion in debt securities of middle market companies, including $141 million in funds committed but undrawn under credit facilities. We are prepared to be a long-term partner with our portfolio companies, thereby positioning us to participate in their future financing needs. As of December 31, 2004, we have invested $930 million in follow-on investments to fund growth, acquisitions or working capital.

We generally acquire equity interests in the companies from which we have purchased debt securities with the goal of enhancing our overall return. As of December 31, 2004, we had a fully-diluted weighted average ownership interest of 45% in our portfolio companies. In most cases, we receive rights to require the portfolio company to purchase the warrants and stock held by us, known as put rights, under various circumstances including, typically, the repayment of our loans or debt securities. We may use our put rights to dispose of our equity interest in a business, although our ability to exercise our put rights may be limited or nonexistent if a business is illiquid. In most cases where we invest equity, we receive the right to representation on our portfolio company’s board of directors.

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

Since our IPO in 1997, through December 31, 2004, we have realized $129 million in gross realized gains and $134 million in gross realized losses resulting in $5 million in cumulative net losses, excluding net losses attributable to periodic interest settlements of interest rate swap agreements. We have had 87 exits and prepayments, or over $1.3 billion of our originally invested capital, representing 29% of our total capital invested since our IPO, earning a 16% compounded annual return on these investments from the interest, dividends and fees over the life of the investments.

We make available significant managerial assistance to our portfolio companies. Such assistance typically involves closely monitoring its operations, advising the portfolio company’s board on matters such as the business plan and the hiring and termination of senior management, providing financial guidance and participating on the portfolio company’s board of directors. As of December 31, 2004, we had board seats at 78 out of 117 portfolio companies and had board observation rights on 30 of our remaining portfolio companies. We also have an operations team, including ex-CEOs with significant turnaround and bankruptcy experience, that provides intensive operational and managerial assistance. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

We have established an extensive referral network comprised of investment bankers, private equity and mezzanine funds, commercial bankers and business and financial brokers. We have a marketing department dedicated to maintaining contact with members of the referral network and receiving opportunities for us to consider. Our marketing department has developed an extensive proprietary database of reported middle market transactions. Based on the data we have gathered, we believe that our market is highly fragmented and we are the leader in the market with a 5% market share. According to our data, the next closet competitor had a 3% market share and the second closest competitor had less than a 2% market share. More than two hundred firms did not close a transaction during 2004 and approximately 46% of the transactions were closed by firms that only completed one or two transactions during 2004. Our marketing department and our various offices received information concerning several thousand transactions for consideration. Most of those transactions did not meet our criteria for initial consideration, but the opportunities that met those criteria were directed to our principals for further review and consideration. We have also developed an internet website that provides businesses an efficient tool for learning about American Capital and our capabilities.

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

Operating History. We generally focus on companies that have been in business over 10 years and have an attractive operating history, including generating positive cash flow. We generally target companies with significant market share in their products or services relative to their competitors. In addition, we consider factors such as customer concentration, performance during recessionary periods, competitive environment and ability to sustain margins. As of December 31, 2004, our current portfolio companies had an average age of 35 years with 2004 average sales of $89 million and 2004 average adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of $16 million.

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

Experienced Management Team. We consider the quality of senior management to be extremely important to the long-term performance of most companies. Therefore, we consider it important that senior management be experienced and properly incentivized through meaningful ownership interest in the company.

Exit Strategy. Most of our investments consist of securities acquired directly from their issuers in private transactions. Generally, there are not public markets on which these securities are traded, thus limiting their liquidity. Therefore, we consider it important that a prospective portfolio company have at least one or several methods in which our financing can be repaid and our equity interest purchased. These methods would typically include the sale or refinancing of the business or the ability to generate sufficient cash flow to repurchase our equity securities and repay our debt securities.

Investment Portfolio

We generally invest in domestic, privately-held middle market companies; however, we also invest in portfolio companies that have securities registered under the Securities Act of 1933, as amended, or in securities of foreign issuers. Also, an existing portfolio company may undergo a public offering and register its securities under the Securities Act of 1933, as amended, subsequent to our initial investment. Our investments in middle market companies are generally in senior and subordinated debt and in preferred and common equity securities. We also invest on a limited basis, through a controlled portfolio company, in unrated bonds and equity traunches of collateralized debt obligations, or CDO’s. We also maintain a diversified investment portfolio, investing in a broad range of industries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies” for a discussion on how we determine the fair value of our investments.

Summaries of our portfolio of securities by investment type as of December 31, 2004 and 2003 at cost and fair value are shown in the following table:

	December 31, 2004	December 31, 2003
COST
Senior debt	25.9%	20.9%
Subordinated debt	47.7%	54.3%
Preferred equity	12.4%	12.2%
Equity warrants	5.8%	7.0%
Common equity	8.2%	5.6%

	December 31, 2004	December 31, 2003
FAIR VALUE
Senior debt	26.3%	21.5%
Subordinated debt	45.5%	54.7%
Preferred equity	9.4%	7.2%
Equity warrants	8.5%	10.3%
Common equity	10.3%	6.3%

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value:

	December 31, 2004	December 31, 2003
COST
Commercial Services & Supplies	14.3%	10.0%
Food Products	8.3%	10.2%
Electrical Equipment	7.0%	0.6%
Building Products	6.9%	8.8%
Auto Components	6.1%	2.9%
Healthcare Equipment & Supplies	6.0%	3.4%
Machinery	5.5%	10.9%
Leisure Equipment & Products	5.1%	5.2%
Household Durables	4.6%	3.8%
Chemicals	3.9%	3.3%
Construction & Engineering	3.7%	3.2%
Road & Rail	3.6%	6.0%
Textiles, Apparel & Luxury Goods	3.5%	3.9%
Electronic Equipment & Instruments	2.9%	2.8%
Healthcare Providers & Services	2.9%	2.2%
Household Products	2.6%	2.0%
Aerospace & Defense	2.1%	4.3%
Construction Materials	2.1%	1.7%
Diversified Financial Services	1.7%	3.5%
Personal Products	1.4%	2.2%
Distributors	1.4%	1.6%
IT Services	1.1%	2.4%
Containers & Packaging	0.9%	1.2%
Computers & Peripherals	0.8%	1.3%
Pharmaceuticals & Biotechnology	0.7%	0.0%
Specialty Retail	0.5%	0.6%
Metals & Mining	0.0%	0.8%
Media	0.0%	0.6%
Other	0.4%	0.6%

	December 31, 2004	December 31, 2003
FAIR VALUE
Commercial Services & Supplies	16.6%	12.7%
Food Products	8.0%	10.8%
Auto Components	7.0%	3.8%
Electrical Equipment	6.9%	0.6%
Healthcare Equipment & Supplies	6.2%	3.5%
Household Durables	5.5%	4.1%
Building Products	5.1%	6.8%
Leisure Equipment & Products	4.8%	4.8%
Chemicals	4.3%	2.8%
Machinery	3.6%	7.2%
Construction & Engineering	3.6%	3.1%
Textiles, Apparel & Luxury Goods	3.5%	4.2%
Electronic Equipment & Instruments	3.4%	3.1%
Road & Rail	2.9%	5.9%
Healthcare Providers & Services	2.6%	1.7%
Household Products	2.6%	2.1%
Aerospace & Defense	2.3%	5.2%
Construction Materials	2.3%	2.0%
Diversified Financial Services	1.7%	3.7%
Distributors	1.3%	1.6%
IT Services	1.2%	3.0%
Computers & Peripherals	1.0%	1.5%
Personal Products	1.0%	2.3%
Containers & Packaging	0.8%	1.2%
Pharmaceuticals & Biotechnology	0.7%	0.0%
Specialty Retail	0.6%	0.9%
Beverages	0.3%	0.5%
Media	0.1%	0.7%
Other	0.1%	0.2%

The following table shows our portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2004	December 31, 2003
COST
Mid-Atlantic	20.3%	18.1%
Southwest	28.2%	23.0%
Southeast	14.2%	17.4%
North-Central	12.8%	16.5%
South-Central	9.6%	10.7%
Northwest	0.9%	0.0%
Northeast	9.2%	10.1%
Foreign	4.8%	4.2%

	December 31, 2004	December 31, 2003
FAIR VALUE
Mid-Atlantic	21.8%	19.0%
Southwest	28.4%	24.0%
Southeast	14.5%	18.9%
North-Central	13.5%	15.9%
South-Central	7.8%	9.7%
Northwest	0.9%	0.0%
Northeast	8.6%	10.1%
Foreign	4.5%	2.4%

The following table summarizes our unrealized appreciation, depreciation, gains and losses on our investments for the year ended December 31, 2004 and for the period from our IPO of August 29, 1997 through December 31, 2004 (in thousands):

	Year Ended December, 31, 2004	For period from IPO through December 31, 2004
Gross unrealized appreciation of portfolio company investments	$192,395	$275,979
Gross unrealized depreciation of portfolio company investments	(134,726)	(292,218)

Subtotal	57,669	(16,239)
Net realized losses of portfolio company investments	(19,976)	(5,167)
Reversal of prior period unrealized depreciation upon a realization	33,787	—

Subtotal	71,480	(21,406)
Net unrealized appreciation (depreciation) of interest rate derivatives	7,758	(15,718)
Realized losses of interest rate derivatives	(17,894)	(17,894)

Total	$61,344	$(55,018)

Operations

Marketing, Origination and Approval Process. To source buyout and financing opportunities, we have a dedicated marketing department, which targets an extensive referral network comprised of investment banks, private equity and mezzanine funds, commercial banks, and business and financial brokers. Our marketing department developed and maintains an extensive proprietary database of reported middle market transactions, which enables us to monitor and evaluate the middle market investing environment. Our financial professionals review thousands of financing memorandums and private placement memorandums sourced from this extensive referral network in search of potential buyout or financing opportunities. Those that pass an initial screen are then evaluated by a team led by one of our financial principals. The financial principal and his or her team, with the assistance from our Financial Accounting and Compliance Team (FACT) and our operations team, along with the oversight of our investment committee, are responsible for structuring, negotiating, pricing and closing the transaction.

As of December 31, 2004, we have a group of approximately 130 professionals actively engaged in the origination and approval process of our investing activities, including our 80-member investment team (“Investment Team”), our 16-member operations team (“Operations Team”) and our 29-member FACT group. Our Operations Team assists in initial operational due diligence in addition to providing managerial assistance to portfolio companies, particularly those that are underperforming. FACT is our team of certified public accountants and accounting professionals, who assist in initial accounting due diligence of prospective portfolio companies, portfolio monitoring and quarterly valuations of our portfolio assets. Our Investment Team along with our Operations Team and FACT conduct extensive due diligence of each target company that passes the initial screening process. This includes one or more on-site visits, a review of the target company’s historical and prospective financial information, identifying and confirming pro-forma financial adjustments, interviews with and assessments of management, employees, customers and vendors, review of the adequacy of the target company’s systems, background investigations of senior management and research on the target company’s products, services and industry. We often engage professionals such as environmental consulting firms, accounting firms, law firms, risk management companies and management consulting firms with relevant industry expertise to perform elements of the due diligence.

Upon completion of our due diligence, our Investment Team, FACT and Operations Team as well as any consulting firms prepare and generally present an extensive investment committee report containing the due diligence information to the investment committee for review. Our investment committee (“Investment Committee”) generally includes our executive officers and, on a rotating basis, certain of our managing directors. Our Investment Committee generally approves each investment. Investments exceeding a certain size and certain investments meeting other criteria must also be approved by our board of directors.

Portfolio Management. In addition to the extensive due diligence at the time of the original investment decision, we seek to preserve and enhance the performance of our portfolio companies through our active involvement with our portfolio companies. This generally includes attendance at portfolio company board meetings, management consultation and monitoring of the financial performance including covenant compliance. Our Investment Team and FACT regularly review portfolio company monthly financial statements to assess performance and trends, periodically conduct on-site financial and operational reviews and evaluate industry and economic issues that may affect the portfolio company.

Operations Team. The Operations Team is led by a managing director and includes seasoned ex-senior managers with extensive operational experience and accounting and financial professionals that generally work with our portfolio companies that are under performing. Portfolio companies that are performing below plan generally require more extensive assistance with enhancing their business plans, marketing strategies, product positioning, evaluating cost structures and recruiting management personnel. The Operations Team works closely with the portfolio company and, in many instances, members of the Operations Team will assist the portfolio company with day-to-day operations.

Portfolio Valuation

FACT, with the assistance of our Investment Team, subject to the oversight of senior management and our audit and compliance committee, prepares a quarterly valuation of each of our portfolio company investments. Our board of directors approves our portfolio valuations in accordance with our valuation policies. We have also engaged the independent financial advisory firm of Houlihan Lokey Howard & Zukin Financial Advisory, Inc. to assist in this process by reviewing each quarter a selection of our portfolio companies and to report their conclusions to our audit and compliance committee. Annually, Houlihan Lokey reviews all of the portfolio companies that have been a portfolio company for at least one year. For more information regarding our portfolio valuation policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

Employees

As of December 31, 2004, we had 191 employees. We believe that our relations with our employees are excellent.

Business Development Company Requirements

Qualifying Assets

As a business development company, we may not acquire any asset other than qualifying assets, as defined by the 1940 Act, unless, at the time the acquisition is made, the value of our qualifying assets represent at least 70% of the value of our total assets. The principle categories of qualifying assets relevant to our business are the following:

•	securities purchased in transactions not involving any public offering from an issuer that is an eligible portfolio company. An eligible portfolio company is any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a small business investment company wholly owned by the business development company, and (c) either (i) does not have any class of securities with respect to which a broker or dealer may extend margin credit, (ii) is controlled by the BDC either singly or as part of a group and an affiliated person of the BDC is a member of the issuer’s board of directors, or (iii) has total assets of not more than $4 million and capital and surplus of at least $2 million;

•	securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

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

Temporary Investments

Pending investment in other types of qualifying assets, we may invest our otherwise uninvested cash in cash, cash items, government securities, agency paper or high quality debt securities maturing in one year or less from the time of investment in such high quality debt investments, referred to as temporary investments, so that at least 70% of our assets are qualifying assets. Typically, we invest in U.S. treasury bills. Additionally, we may invest in repurchase obligations of a “primary dealer” in government securities (as designated by the Federal

Reserve Bank of New York) or of any other dealer whose credit has been established to the satisfaction of our board of directors. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Such interest rate is effective for the period of time during which the investor’s money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. We require the continual maintenance by our custodian or the correspondent in its account with the Federal Reserve/Treasury Book Entry System of underlying securities in an amount at least equal to the repurchase price. If the seller were to default on its repurchase obligation, we might suffer a loss to the extent that the proceeds from the sale of the underlying securities were less than the repurchase price. A seller’s bankruptcy could delay or prevent a sale of the underlying securities.

Leverage

For the purpose of making investments and to take advantage of favorable interest rates, we have issued, and intend to continue to issue, senior debt securities and other evidences of indebtedness, up to the maximum amount permitted by the 1940 Act, which currently permits us, as a BDC, to issue senior debt securities and preferred stock, together defined as senior securities in the 1940 Act, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, we are exposed to the risks of leverage. Although we have no current intention to do so, we have retained the right to issue preferred stock. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes. As of December 31, 2004, our asset coverage was 220%.

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

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. We lease office space in seven locations for terms ranging up to nine years.

Item 3. Legal Proceedings

We are involved in routine litigation and administrative proceedings arising in the ordinary course of business. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, the staff of the Securities and Exchange Commission requested that we voluntarily provide certain documents and information as part of an informal, non-public inquiry. The staff has not indicated the subject of the inquiry. We have complied fully with the requests and expect to continue to do so should additional information be requested. In a letter to us, the SEC staff stated, “This inquiry is nonpublic and should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security.”

In the opinion of management, the ultimate resolution of all such proceedings is not expected to have a material adverse effect on our business, financial condition, or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, there were no matters submitted to a vote our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our IPO, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our shareholders. We intend to retain long-term capital gains and treat them as deemed distributions for tax purposes. We report the estimated tax characteristics of each dividend when declared, while the actual tax characteristics of dividends are reported annually to each stockholder on Form 1099DIV. For income tax purposes, all of our dividends declared through December 31, 2004 have been distributions of ordinary income for tax purposes. For our dividends declared in 2004 of $2.91 per share, $2.6361 were non-qualifying dividends and $0.2739 were qualifying dividends. Qualified dividend income is generally taxed to stockholders at the rates that apply to net capital gains. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. During the fiscal year ended December 31, 2004, we did not purchase any of our shares of common stock.

Our common stock is quoted on the NASDAQ Stock Market under the symbol ACAS. As of February 25, 2005, we had 719 shareholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are approximately 106,000 additional beneficial holders of our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Stock Market and our dividends declared for the period from our IPO through December 31, 2004.

	Sale Price
	High	Low	Dividend Declared
1997
Third Quarter (beginning August 29, 1997)	$20.25	$15.00	$0.00
Fourth Quarter	$20.75	$16.50	$0.21
1998
First Quarter	$22.50	$17.25	$0.25
Second Quarter	$24.63	$21.25	$0.29
Third Quarter	$24.25	$10.13	$0.32
Fourth Quarter	$18.44	$9.19	$0.48	(1)
1999
First Quarter	$19.00	$14.00	$0.41
Second Quarter	$21.25	$16.00	$0.43
Third Quarter	$20.00	$16.25	$0.43
Fourth Quarter	$23.13	$17.88	$0.47	(2)
2000
First Quarter	$26.81	$20.88	$0.45
Second Quarter	$27.75	$19.81	$0.49
Third Quarter	$26.00	$21.75	$0.49
Fourth Quarter	$26.00	$20.25	$0.74	(3)
2001
First Quarter	$27.88	$21.88	$0.53
Second Quarter	$28.10	$24.25	$0.55
Third Quarter	$29.50	$24.14	$0.56
Fourth Quarter	$29.89	$24.48	$0.66	(4)

	Sale Price
	High	Low	Dividend Declared
2002
First Quarter	$31.90	$26.45	$0.59
Second Quarter	$32.98	$24.81	$0.63
Third Quarter	$27.99	$17.00	$0.66
Fourth Quarter	$24.54	$15.17	$0.69	(5)
2003
First Quarter	$25.07	$21.41	$0.67
Second Quarter	$29.48	$22.41	$0.68
Third Quarter	$28.35	$20.75	$0.69
Fourth Quarter	$30.00	$24.65	$0.75	(6)
2004
First Quarter	$34.91	$29.30	$0.70
Second Quarter	$33.65	$24.70	$0.70
Third Quarter	$32.30	$27.54	$0.72
Fourth Quarter	$33.60	$29.23	$0.79	(7)

(1)	Includes extra dividend of $0.11.
(2)	Includes extra dividend of $0.03.
(3)	Includes extra dividend of $0.22.
(4)	Includes extra dividend of $0.09.
(5)	Includes extra dividend of $0.02.
(6)	Includes extra dividend of $0.06.
(7)	Includes extra dividend of $0.06.

The following table summarizes information, as of December 31, 2004, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire shares of our common stock may be granted from time to time. See “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for a description of our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders (1)	7,807	$24.42	702
Equity compensation plans not approved by security holders (1)	—	—	—

(1)	All of our compensation plans have been approved by our stockholders.

Item 6. Selected Financial Data

AMERICAN CAPITAL STRATEGIES, LTD.

Consolidated Selected Financial Data

The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(in thousands, except per share data)
Total operating income(1)	$336,082	$206,280	$147,022	$104,237	$70,052
Total operating expenses(2)	113,851	65,577	44,473	32,612	27,382

Operating income before income taxes	222,231	140,703	102,549	71,625	42,670
Income tax (provision) benefit	(2,130)	—	—	—	2,000

Net operating income	220,101	140,703	102,549	71,625	44,670
Net realized (loss) gain on investments(1)	(37,870)	22,006	(20,741)	5,369	4,539
Net unrealized appreciation (depreciation) of investments(1)	99,214	(44,725)	(61,747)	(58,389)	(53,582)

Net increase (decrease) in shareholders’ equity resulting from operations	$281,445	$117,984	$20,061	$18,605	$(4,373)

Per share data:
Net operating income:
Basic	$2.88	$2.58	$2.60	$2.27	$2.00
Diluted	$2.83	$2.56	$2.57	$2.24	$1.96
Net earnings (loss):
Basic	$3.69	$2.16	$0.51	$0.59	$(0.20)
Diluted	$3.63	$2.15	$0.50	$0.58	$(0.20)
Dividends declared	$2.91	$2.79	$2.57	$2.30	$2.17
Balance Sheet Data:
Total assets	$3,491,427	$2,068,328	$1,350,911	$909,717	$615,069
Total debt	$1,560,978	$840,211	$619,964	$251,141	$155,202
Total shareholders’ equity	$1,872,426	$1,175,915	$687,659	$640,265	$445,167
Other Data:
Number of portfolio companies at period end	117	86	69	55	46
New investments(3)	$2,017,600	$1,083,100	$573,500	$389,300	$275,500
Equity investment sale proceeds and loan investment sales and repayments(4)	$711,525	$390,467	$118,560	$83,446	$34,125
Net operating income as % of average equity(5)	14.1%	13.5%	14.7%	13.3%	13.9%
Return on average equity(6)	18.0%	11.3%	2.9%	3.5%	(1.3)%

(1)	In 2004, we adopted a new accounting method related to the income statement classification of periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Beginning in 2004, we record the accrual of the periodic interest rate settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date.
(2)	In 2003, we adopted Financial Accounting Standards Board (FASB) Statement No. 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148.
(3)	Amount of new investments includes amounts as of the investment dates that are committed but unfunded.
(4)	Principal amount of loan repayments includes the collection of payment-in-kind notes, payment-in-kind dividends and accreted loan discounts.
(5)	Calculated before the effect of net appreciation, depreciation gains and losses of investments. Average equity is calculated based on the quarterly shareholders’ equity balances.
(6)	Return represents net increase (decrease) in shareholders’ equity resulting from operations, which includes the effect of net appreciation, depreciation, gains and losses of investments. Average equity is calculated based on the quarterly shareholders’ equity balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(Dollars in thousands except per share data)

Forward-Looking Statements

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

Risk Factors

You should carefully consider the risks described below and all other information contained in the annual report on Form 10-K, including our consolidated financial statements and the related notes thereto before making a decision to purchase our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating history upon which you can evaluate our business

Although we commenced operations in 1986, we materially changed our business plan and format in August 1997 from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. Therefore, we have only a limited history of operations as a lender to and investor in middle market companies upon which you can evaluate our business. While we generally have been profitable since August 1997, there can be no assurance that we will remain profitable in future periods, nor can we offer investors any assurance that we will successfully implement our growth strategy. In addition, we have limited operating results under our business plan which would demonstrate the effect of a general economic recession on our business.

We make loans to and investments in middle market borrowers who may default on their loans or provide no return on our investments

We invest in and lend to middle market businesses. There is generally no publicly available information about these businesses. Therefore, we rely on our principals, associates, analysts and consultants to investigate these businesses. The portfolio companies in which we invest may have significant variations in operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely effected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by senior lenders. Numerous factors may affect a portfolio company’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a portfolio company’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. We also make unsecured, subordinated loans and invest in equity securities, which involve a higher degree of risk than senior loans.

Middle market businesses typically have narrower product lines and smaller market shares than large businesses. They tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel.

These businesses may also experience substantial variations in operating results. Typically, the success of a middle market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on us. In addition, middle market businesses often need substantial additional capital to expand or compete and will have borrowed money from other lenders.

Our senior loans generally are secured by the assets of our borrowers. Our subordinated loans are often secured by the assets of the borrower but our rights to payment and our security interest are usually subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect our loans and to recover any of the loan balance through a foreclosure of collateral.

Often, a deterioration in a borrower’s financial condition and prospects is accompanied by a deterioration in the value of the collateral securing its loan. In certain cases, our involvement in the management of our portfolio companies may subject us to additional defenses and claims from borrowers and third parties. These conditions may make it difficult for us to obtain repayment of our loans.

There is uncertainty regarding the value of our privately held securities

A majority of our portfolio securities are not publicly traded. We value these securities based on a determination of their fair value made in good faith by our board of directors. Due to the uncertainty inherent in valuing securities that are not publicly traded, as set forth in our financial statements, our determinations of fair value may differ materially from the values that would exist if a ready market for these securities existed. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of interest income recognition. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that would exist if a ready market existed for these securities.

We may not realize gains from our equity investments

When we sponsor the buyout of a portfolio company, we invest in the equity securities of the portfolio company. Also, when we make a loan, we generally receive warrants to acquire stock issued by the borrower, and we may make direct equity investments. Our goal ultimately is to dispose of these equity interests and realize gains. These equity interests may not appreciate in value and, in fact, may depreciate in value. Accordingly, we may not be able to realize gains from our equity interests.

The lack of liquidity of our privately held securities may adversely affect our business

Most of our investments consist of securities acquired directly from their issuers in private transactions. Some of these securities are subject to restrictions on resale (including in some instances legal restrictions) or otherwise are less liquid than public securities. The illiquidity of our investments may make it difficult for us to obtain cash equal to the value at which we record our investments if the need arises.

We have invested in a limited number of portfolio companies

A consequence of a limited number of investments is that the aggregate returns realized by us may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax guidelines, we do not have stringent fixed guidelines for industry diversification, and investments could potentially be concentrated in relatively few industries.

We have limited information regarding the companies in which we invest

Consistent with our operation as a BDC, our portfolio consists primarily of securities issued by privately held companies. There is generally little or no publicly available information about such companies, and we must rely on the diligence of our employees and the consultants we hire to obtain the information necessary for our decision to invest in them. There can be no assurance that our diligence efforts will uncover all material information about the privately held business necessary to make a fully informed investment decision.

Our portfolio companies may be highly leveraged

Leverage may have important adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our business is dependent on external financing

Our business requires a substantial amount of cash to operate. We historically have obtained the cash required for operations through the sale of debt by special purpose affiliates to which we have contributed loan assets originated by us, the sale of certain senior loans originated by us, borrowings by us and the sale of our equity. Our ability to continue to rely on such sources or other sources of capital depends on numerous legal, economic, structural and other factors.

Senior Securities. We or our affiliates have issued, and intend to continue to issue, debt securities and other evidences of indebtedness, up to the maximum amount permitted by the 1940 Act. We have also retained the right to issue preferred stock. As a BDC, the 1940 Act permits us to issue debt securities and preferred stock (collectively, “Senior Securities”) in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of Senior Securities. As a result, we are exposed to the risks of leverage. As permitted by the 1940 Act, we may, in addition, borrow amounts up to five percent of our total assets for temporary purposes.

Term Debt Securities. Trusts affiliated with us have issued, and we or our affiliates may issue in the future, term debt securities (the “Term Debt Notes”) to institutional investors. As of December 31, 2004, the outstanding balance of the Term Debt Notes issued to institutional investors was $741,783. These notes are secured by loans from our portfolio companies with a principal balance of $1,082,341 as of December 31, 2004. While we have not guaranteed the repayment of Term Debt Notes, we must repurchase the loans if certain representations are breached.

Unsecured Debt. On September 8, 2004, we sold an aggregate $167,000 of long-term unsecured five- and seven-year notes to institutional investments in a private placement offering.

Revolving Debt Funding Facilities. We depend in part on our three revolving credit facilities to generate cash for funding our investments, two of which are commercial paper conduit securitization facilities. The third facility is a revolving line of credit, with respect to which we are the borrower (the “Revolving Facility”).

Our conduit facilities are secured by loans to our portfolio companies, which have been contributed to separate affiliated trusts. While we have not guaranteed the repayment of either conduit facility, we must repurchase the loans if certain representations are breached. As of December 31, 2004, the aggregate commitment of each of our conduit facilities was $850,000 (the “AFT I Facility”) and $125,000 (the “AFT II Facility”), respectively. Collectively, the AFT I Facility, AFT II Facility and Revolving Facility are referred to as the Debt Facilities. The AFT I Facility terminates in August 2005 unless the conduit facility is extended. The AFT II Facility terminates in June 2005 unless the facility is extended.

The Revolving Facility is a $70,000 revolving credit facility. As of December 31, 2004, there was no outstanding balance under the Revolving Facility and there are no loans from our portfolio companies pledged as collateral. Our ability to make draws under the Revolving Facility expires in March 2005, unless extended.

Short-Term Financings. We have undertaken various short-term financings involving repurchase agreements, where we sell at a discount to face value senior loans or unissued traunches of Term Debt Notes that we have originated and agree to repurchase them at a future date. As of December 31, 2004, we had $28,847 in such borrowings outstanding.

Sales of Senior Loans. From time to time, we have sold to other lenders senior loans that we have originated. In certain cases, we have retained servicing rights where we are paid fees to continue to service the loans.

A failure to renew our existing Debt Facilities, to continue short-term financings or senior loan sales, to increase our capacity under our existing facilities, to sell additional Term Debt Notes or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations. See the description of the Term Debt Notes and the Debt Facilities under “Management’s Discussion and Analysis of Financial Condition And Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Common Stock. Because we are constrained in our ability to issue debt for the reasons given above, we are dependent on the issuance of equity as a financing source. We are restricted to issuing equity at prices equal to or above our net asset value at the time of issuance. There can be no assurances that we can issue equity when necessary. If additional funds are raised through the issuance of our common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time would decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable than those of our common stock.

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate 3.69% for the year ended December 31, 2004 and assuming hypothetical annual returns on our portfolio of minus 15 to plus 15 percent. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	–	15.0%	–	10.0%	–	5.0%		—	5.0%	10.0%	15.0%
Corresponding Return to Common Stockholders(2)	–	29.5%	–	20.7%	–	11.9%	–	3.1%	5.7%	14.5%	23.2%

(1)	The assumed portfolio return is required by regulation of the Securities and Exchange Commission and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “Corresponding Return to Common Stockholders.”

We may incur additional debt that could increase your investment risks

We or our affiliates borrow money or issue debt securities to provide us with additional funds to invest. Our lenders have fixed dollar claims on our assets or the assets of our affiliates that are senior to the claims of our stockholders and, thus, our lenders have preference over our stockholders with respect to these assets. In particular, the assets that our affiliates have pledged to lenders under certain of our Debt Facilities were sold or contributed to separate affiliated statutory trusts prior to such pledge. While we own a beneficial interest in these trusts, these assets are property of the respective trusts, available to satisfy the debts of the trusts, and would only become available for distribution to our stockholders to the extent specifically permitted under the agreements governing those Debt Facilities. See “Risk Factors—Our Debt Facilities impose certain limitations on us.”

Although borrowing money for investment increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a sharper impact on the value of our common stock if we borrow money to make investments. Our ability to pay dividends could also be adversely impacted. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not equal to at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to sell some of our investments and repay a portion of our indebtedness at a time when a sale may be disadvantageous. See “Risk Factors—Our business is dependent on external financing—Common Stock.”

A change in interest rates may adversely affect our profitability

A portion of our income will depend upon the difference between the rate at which we or our affiliated trusts borrow funds and the rate at which we loan these funds. We anticipate using a combination of equity and long- term and short-term borrowings to finance our lending activities. Certain of our borrowings may be at fixed rates and others at variable rates. As of December 31, 2004, we had total borrowings outstanding of $1,560,978, including $1,387,978 of borrowings that have a variable rate of interest generally based on LIBOR or a commercial paper rate. In addition, as a result of our use of interest rate swaps, approximately 24% of the loans in our portfolio were at fixed rates and approximately 76% were at floating rates as of December 31, 2004. We typically undertake to hedge against the risk of adverse movement in interest rates in our Debt Facilities against our portfolio of assets. Hedging activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. As of December 31, 2004, our interest rate agreements had a notional amount of $1,190,855 and a fair value representing a net liability of $15,718. A change in interest rates could have an impact on the fair value of our interest rate hedging agreements that could result in the recording of unrealized appreciation or depreciation in future periods. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk.”

An economic downturn could affect our operating results

An economic downturn may adversely affect middle market businesses, which are our primary market for investments. Such a downturn could also adversely affect our ability to obtain capital to invest in such companies. These results could have a material adverse effect on our business, financial condition and results of operations.

Our Debt Facilities impose certain limitations on us

In March 1999, we established the AFT I Facility as a line of credit administered by Wachovia Capital Markets, LLC. The facility, which currently has an aggregate commitment of $850,000 as of December 31, 2004, is not available for further draws in August 2005 unless the facility is extended prior to such date for an additional 364-day period with the consent of the lenders. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date in August 2007. The AFT I Facility contains customary default provisions, as well as the following default provisions: a cross-default on our debt of $2.5 million or more, a minimum net worth requirement of $1 billion plus seventy-five percent (75%) of any new equity and subordinated debt, a default triggered by a change of control and a default arising from the termination or resignation of any two of the following executive officers: Malon Wilkus, Ira Wagner and John Erickson.

In June 2004, we established the AFT II Facility as a line of credit administered by an affiliate of the Bank of Montreal. The facility has an aggregate commitment of $125,000. Our ability to make draws under the facility expires in June 2005 unless the facility is extended prior to such date for an additional 364-day period at the discretion of the lender. If the facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period beginning in June 2005. The facility contains customary default provisions, as well as the following default provisions: a cross-default on our debt of $2.5 million or more, a minimum net worth requirement of $1 billion plus seventy-five percent (75%) of any new equity and subordinated debt, a default triggered by a change of control and a default arising from the termination or resignation of any two of the following executive officers: Malon Wilkus, Ira Wagner and John Erickson.

In March 2004, we established the Revolving Facility as a line of credit administered by Branch Banking and Trust Company. As of December 31, 2004, the Revolving Facility has an aggregate commitment of $70,000. Our ability to make draws under the Revolving Facility expires in March 2005 unless the Revolving Facility is extended for an additional one-year period prior to such date at the discretion of the lenders. If the Revolving Facility is not renewed, any principal amounts then outstanding will be amortized over a 24-month period beginning in March 2005. The Revolving Facility contains customary default provisions as well as the following default provisions: a cross-default on our debt of $2.5 million or more, a minimum tangible net worth requirement of $975 million plus sixty percent (60%) of any new equity, a default in the event of a change of control and a default arising from the termination or resignation of any two of the following executive officers: Malon Wilkus, Ira Wagner and John Erickson.

Trusts affiliated with us have outstanding $741,783 in Term Debt Notes to institutional investors as of December 31, 2004. These securities contain customary default provisions, as well as the following default provisions: a failure on our part, as the originator of the loans securing the Term Debt Notes or as the servicer of these loans, to make any payment or deposit required under related agreements within two business days after the date the payment or deposit is required to be made, or if we alter or amend our credit and collection policy in a manner that could have a material adverse effect on the holders of the Term Debt Notes.

The occurrence of an event of default under our Debt Facilities could lead to termination of those facilities

Our Debt Facilities contain certain default provisions, some of which are described in the immediately preceding paragraphs. An event of default under our Debt Facilities could result, among other things, in termination of further funds availability under that facility, an accelerated maturity date for all amounts outstanding under that facility and the disruption of all or a portion of the business financed by that facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow.

We may experience fluctuations in our quarterly results

We could experience fluctuations in our quarterly operating results due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, the ability to find and close suitable investments and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may fail to continue to qualify for our pass-through tax treatment

We have operated since October 1, 1997 so as to qualify to be taxed as a RIC under Subchapter M of the Code and, provided we meet certain requirements under the Code, we can generally avoid corporate level federal income taxes on income distributed to you and other stockholders as dividends. We would cease to qualify for this favorable pass-through tax treatment if we are unable to comply with the source of income, diversification or distribution requirements contained in Subchapter M of the Code, or if we cease to operate so as to qualify as a BDC under the 1940 Act. If we fail to qualify to be taxed as a RIC or to distribute our income to stockholders on a current basis, we would be subject to corporate level taxes which would significantly reduce the amount of income available for distribution to stockholders. The loss of our current tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock. See “Business—Business Development Company Requirements” and “Business—Regulated Investment Company Requirements.”

There is a risk that you may not receive dividends

Since our initial public offering, we have distributed more than 98% of our investment company taxable income, including 98% of our net realized short-term capital gains to our stockholders. Our current intention is to continue these distributions to our stockholders. Net realized long-term capital gains may be retained and treated as a distribution for federal tax purposes, to supplement our equity capital and support growth in our portfolio, unless our board of directors determines in certain cases to make a distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow any specified level of cash distributions or year-to-year increases in cash distributions.

Our financial condition and results of operations will depend on our ability to manage effectively any future growth

We have grown significantly since our IPO in August 1997. Our ability to sustain continued growth depends on our ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide competent, attentive and efficient services, our access to financing sources on acceptable terms and the capabilities of our technology platform. As we grow, we will also be required to hire, train, supervise and manage new employees. Failure to manage effectively any future growth could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our key management personnel for our future success

We are dependent for the final selection, structuring, closing and monitoring of our investments on the diligence and skill of our senior management and other management members. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly Malon Wilkus, our Chairman, Chief Executive Officer and President, Ira Wagner, our Executive Vice President and Chief Operating Officer and John Erickson, our Executive Vice President and Chief Financial Officer. The departure of any of our executive officers or key employees could materially adversely affect our ability to implement our business strategy, and the departure of any two of Malon Wilkus, Ira Wagner and John Erickson would be a default of the provisions under the Debt Facilities. We do not maintain key man life insurance on any of our officers or employees.

We operate in a highly competitive market for investment opportunities

We compete with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of our competitors are substantially larger and have considerably greater financial resources than us. Competitors may have lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to meet our investment goals.

Provisions of our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws could deter takeover attempts

Our Second Amended and Restated Certificate of Incorporation, as amended and Second Amended and Restated Bylaws and the Delaware General Corporation Law contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may negatively impact on the price of our common stock and may discourage third-party bids. These provisions may reduce any premiums paid to our stockholders for shares of our common stock that they own. Furthermore, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 governs business combinations with interested stockholders, and also could have the effect of delaying or preventing a change in control.

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business

We and our portfolio companies are subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations or the failure to comply with these laws or regulations could have a material adverse impact on our business. Certain of these laws and regulations pertain specifically to business development companies.

We could face losses and potential liability if intrusions, viruses or similar disruptions to our technology jeopardize our confidential information or that of users of our technology

Although we have implemented, and will continue to implement, security measures, our technology platform is and will continue to be vulnerable to intrusion, computer viruses or similar disruptive problems caused by transmission from unauthorized users. The misappropriation of proprietary information could expose us to a risk of loss or litigation.

Failure to deploy new capital may reduce our return on equity

If we fail to invest our new capital effectively our return on equity may be negatively impacted, which could reduce the price of the shares of our common stock that you own.

The market price of our common stock may fluctuate significantly

The market price and marketability of shares of our common stock may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of securities of RICs, BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	changes in earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital.

Future sales of our common stock may negatively affect our stock price

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell additional equity securities in the future at a time and at a price that we deem appropriate.

Our common stock may be difficult to resell

Investors may not be able to resell shares of common stock at or above their purchase prices due to a number of factors, including:

•	actual or anticipated fluctuation in our operating results;

•	volatility in our common stock price;

•	changes in expectations as to our future financial performance or changes in financial estimates of securities analysts; and

•	departures of key personnel.

We may be unable to satisfy regulatory requirements relating to internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for our company. For the fiscal year ended December 31, 2004, our management concluded that the controls over financial reporting were effective and our auditors issued an attestation report on our management’s assessment and concluded that management’s assessment was fairly stated in all material respects. However, we cannot assure you that there will not be significant deficiencies or material weaknesses in future periods. The existence of significant deficiencies or material weaknesses in future periods could preclude management from concluding in future periods that our controls over financial reporting are effective. If management or our independent auditors ultimately determine that our controls over financial reporting are not effective in future periods, we could be subject to sanctions or investigations by regulatory authorities and it could have an effect on our business and market price of our common stock.

Supplemental provisions contained in the forward sale agreements subject us to certain risks

Under our forward sale agreements, each forward purchaser has the right to accelerate its forward sale agreement and require us to physically settle on a date specified by such forward purchaser if certain events occur, such as (1) in its judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by us under its forward sale agreement or the cost of borrowing the common stock has increased above a specified amount, (2) we declare any dividend or distribution on shares of our common stock payable in (i) excess of a specified amount, (ii) securities of another company, or (iii) any other type of securities (other than shares of our common stock), rights, warrants or other assets for payment at less than the prevailing market price in such forward purchaser’s judgment, (3) the net asset value per share of our outstanding common stock exceeds a specified percentage of the then applicable forward sales price, (4) our board of directors votes to approve a merger or takeover of us or similar transaction that would require our shareholders to exchange their shares for cash, securities, or other property, or (5) certain other events of default or termination events occur. Such forward purchaser’s decision to exercise its right to require us to settle its forward sale agreement will be made irrespective of our need for capital. In addition, upon certain events of bankruptcy, insolvency or reorganization relating to us, each forward sale agreement will terminate without further liability of either party. Following any such termination, we would not issue any shares and we would not receive any proceeds pursuant to the forward sale agreements.

As of December 31, 2004, we had 6,250 shares outstanding under our forward sale agreements. Our forward sale agreements have a termination date of September 24, 2005 but may be settled earlier at our option. Each forward sale agreement will be physically settled. Delivery of our shares on any physical settlement of a forward sale agreement will result in dilution to our basic earnings per share and return on equity.

Our employee option plans may not be fully compliant

Certain of our employee stock option plans have a provision whereby the exercise price of options granted under the plan will be adjusted downward automatically in the amount of cash dividends paid on our common stock. (The compensation committee of the board of directors may discontinue these adjustments at any time.) While we believe that such adjustments in an option’s exercise price comply with applicable laws including tax and securities law, it is possible that a court or other governmental entity could find otherwise. If that were to happen, we could be required to change our option plans. We may also be required to reverse the adjustments to the exercise prices of outstanding options, compensate our employees for the effect of such reversals and reverse a portion of the option expense previously recorded by us. Such events could have a material impact on our financial statements. In addition, we may find it necessary to develop alternative incentive compensation programs in order to recruit and retain the employees we need to operate our business. Such alternative programs could be more expensive than our existing programs.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

Portfolio Composition

We are a publicly traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. Our wholly-owned operating subsidiary, American Capital Financial Services, Inc., or ACFS, provides financial advisory services to our portfolio companies. The total portfolio value of investments was $3,204,292 and $1,911,743 at December 31, 2004 and 2003, respectively. During the years ended December 31, 2004, 2003, and 2002, we made investments totaling $2,017,600, $1,083,100 and $573,500, including $129,500, $39,100 and $36,300, respectively in funds committed but undrawn under credit facilities at the date of the investment. The weighted average effective interest rate on debt securities was 12.9%, 13.5% and 14.3%, at December 31, 2004, 2003, and 2002, respectively.

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

Our investments during the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
American Capital Sponsored Buyouts	$689,000	$446,600	$245,300
Financing for Private Equity Buyouts	874,700	468,300	197,000
Direct Investments	17,600	40,000	—
Add-On Financing for Acquisitions	120,600	42,500	80,700
Add-On Financing for Recapitalization	255,300	60,200	22,300
Add-On Financing for Direct Investments	19,200	—	—
Add-On Financing for Growth	5,600	—	4,100
Add-On Financing for Working Capital	35,600	25,500	24,100

Total	$2,017,600	$1,083,100	$573,500

Critical Accounting Policies

Valuation of Investments

We value our investment portfolio each quarter. Our FACT group prepares the portfolio company valuations each quarter using the most recent portfolio company financial statements and forecasts. The FACT group will consult with the respective members of our Investment Team who are managing the portfolio company to obtain further updates on the portfolio company performance, including information such as industry trends, new product development, and other operational issues. The valuations are reviewed by senior management and audit committee of our board of directors and presented to the board of directors, which reviews and approves the portfolio valuations in accordance with the following valuation policy.

Investments are carried at fair value, as determined in good faith by our board of directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of fair value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount, or OID, to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amount are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (PIK) interest or dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.

A change in the portfolio company valuation assigned by us could have an effect on the amount of loans on non-accrual status. Also, a change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest recognition.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, financing and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned provided collection is probable. Transaction structuring and loan financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

Stock-based compensation

In 2003, we adopted Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123.” In applying FASB Statement No. 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed pro rata over the vesting period of the options and are included on our consolidated statements of operations as “Stock-based compensation.” In accordance with FASB Statement No. 123, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in shareholders’ equity resulting from operations calculated as if compensation costs were computed in accordance with FASB Statement No. 123.

Derivative Financial Instruments

We use derivative financial instruments to manage interest rate risk. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Securities and Exchange Commission prescribed new guidance on its interpretations of FASB Statement No. 133 for public investment companies related to the income statement classification of periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. The adoption of this new accounting method did not have any impact on our net increase in shareholders’ equity resulting from operations.

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

The consolidated operating results for the years ended December 31, 2004, 2003, and 2002 are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Operating income	$336,082	$206,280	$147,022
Operating expenses	113,851	65,577	44,473

Operating income before income taxes	222,231	140,703	102,549
Provision for income taxes	(2,130)	—	—

Net operating income	220,101	140,703	102,549
Net realized (loss) gain on investments	(37,870)	22,006	(20,741)
Net unrealized appreciation (depreciation) of investments	99,214	(44,725)	(61,747)

Net increase in shareholders’ equity resulting from operations	$281,445	$117,984	$20,061

Fiscal Year 2004 Compared to Fiscal Year 2003

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee income. For the year ended December 31, 2004, total operating income increased $129,802, or 63%, over the year ended December 31, 2003. Interest and dividend income consisted of the following for the years ended December 31, 2004 and December 31, 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Interest income on debt securities	$243,328	$167,480
Interest cost of interest rate derivative agreements	—	(17,214)
Interest income on bank deposits and employee loans	981	601
Dividend income on equity securities	26,924	8,191

Total interest and dividend income	$271,233	$159,058

Interest income on debt securities increased by $75,848, or 45%, to $243,328 for 2004 from $167,480 for 2003, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments, excluding the impact of interest rate swaps. Our daily weighted average debt investments at cost increased from $1,219,200 in 2003 to $1,804,000 in 2004 resulting from new loan originations net of loan repayments during the year ended December 31, 2004. The daily weighted average interest rate on debt investments, excluding interest rate swaps, decreased to 13.5% in 2004 from 13.7% in 2003 due partially to an increase in the total senior loans as a percentage of our total loan portfolio; our senior loans generally yield lower rates than our higher yielding subordinated loans. This is partially offset by an increase in interest rates on our variable rate based loans as the weighted average monthly prime lending rate increased from 4.10% in 2003 to 4.40% in 2004 and the average monthly LIBOR rate increased from 1.21% in 2003 to 1.55% in 2004.

To match the interest rate basis of our assets and liabilities and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations, we enter into interest rate derivative agreements to hedge securitized debt investments in which we either pay a floating rate based on the prime rate and receive a floating rate based on LIBOR, or pay a fixed rate and receive a floating rate based on LIBOR. Use of the interest rate derivatives enables us to manage the impact of changing interest rates on spreads between the yield on our investments and the cost of our borrowings. Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Commission prescribed new guidance on its interpretations of FASB Statement No. 133 for public investment companies related to the income statement classification of the periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. In 2003, the interest cost of interest rate derivative agreements included in interest income was $17,214. In 2004, the total interest rate cost of interest rate derivative agreements included in both net unrealized appreciation (depreciation) of investments and net realized gain (loss) on investments was $21,061.

Dividend income on equity securities increased by $18,733 to $26,924 for 2004 from $8,191 for 2003 due primarily to an increase in preferred stock investments and an increase in recurring and non-recurring cash dividends received on common equity investments. We have grown our investments in equity securities to a fair value of $909,680 as of December 31, 2004, a 97% increase over the prior year. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value. In addition, in 2004, we received cash dividends from common equity investments, primarily controlled companies, of $9,062 from six portfolio companies compared to $4,925 from one portfolio company in 2003.

Our daily weighted average total debt and equity investments at cost increased from $1,450,600 in 2003 to $2,442,800 in 2004. The daily weighted average yield on total debt and equity investments, excluding the impact of interest rate swaps, decreased from 12.1% in 2003 to 11.1% in 2004 due to the reasons discussed above including an overall increase in equity investments in 2004 that do not produce a current yield.

Fee income consisted of the following for the years ended December 31, 2004 and December 31, 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Transaction structuring fees	$14,148	$12,601
Loan financing fees	15,367	13,919
Equity financing fees	9,682	5,375
Financial advisory fees	8,710	4,737
Prepayment fees	6,650	3,836
Other structuring fees	2,466	3,375
Other fees	7,826	3,379

Total fee income	$64,849	$47,222

Fee income increased by $17,627, or 37%, to $64,849 in 2004 from $47,222 in 2003. In 2004, we recorded $14,148 in transaction structuring fees for thirteen buyouts of new portfolio companies totaling $689,000 of American Capital financing. In 2003, we recorded $12,601 in transaction structuring fees for seven buyouts of new portfolio companies and two existing portfolio companies totaling $446,600 of American Capital financing. The transaction structuring fees were 2.1% and 2.8% of buyouts in 2004 and 2003, respectively. The increase in the loan financing fees was attributable to an increase in new debt investments from $902,600 in 2003 to $1,678,600 in 2004, which is partially offset by an increase in 2004 in the portion of loan origination fees deferred as a discount that are representative of additional yield. The loan financing fees were 0.9% and 1.5% of loan originations in 2004 and 2003, respectively. Equity financing fees increased primarily due to an increase in equity investments during 2004 as compared to 2003. The increase in financial advisory fees is due primarily to the increase in the number of portfolio companies. The prepayment fees of $6,650 in 2004 are the result of the prepayment by seventeen portfolio companies of loans totaling $266,900 compared to prepayment fees of $3,836 in 2003 as the result of the prepayment by ten portfolio companies of loans totaling $136,800.

Operating Expenses

Operating expenses for 2004 increased $48,274, or 74%, over 2003. Our operating leverage decreased to 1.9% in 2004 compared to 2.2% in 2003. Operating leverage is our operating expenses, excluding stock-based compensation and interest expense, divided by our total assets.

Interest expense increased from $18,514 for 2003 to $36,851 for 2004. The increase in interest expense is due both to an increase in our weighted average borrowings from $582,200 for 2003 to $999,700 for 2004 and to an increase in our weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 3.18% for 2003 to 3.69% for 2004. As discussed above, the increase in the weighted average interest rate is partially due to an increase in the average monthly LIBOR rate from 1.21% in 2003 to 1.55% in 2004.

Salaries and benefits expense increased from $27,950 for 2003 to $40,446 for 2004 due primarily to an increase in employees from 132 at December 31, 2003 to 191 at December 31, 2004 and annual salary rate increases.

General and administrative expenses increased from $16,529 for 2003 to $26,487 for 2004 primarily due to higher (i) corporate governance costs associated with the implementation and compliance with the Sarbanes-Oxley Act of 2002, (ii) audit fees, (iii) legal fees, (iv) valuation service fees, (v) due diligence costs related to prospective investment transactions that were terminated by us, and (vi) additional overhead attributable to the increase in the number of employees.

Stock-based compensation was $10,067 for 2004 and $2,584 for 2003. In 2003, we adopted FASB Statement No. 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148. Accordingly, stock-based compensation is higher in 2004 since it includes the pro-rata vested expense of grants for two years compared to the pro-rata vested expense of grants for one year in 2003. In addition, the weighted average fair value for dividend adjusted option grants was $12.07 per option in 2004 compared to $10.30 per option in 2003. The increase in the weighted average fair value per option increased in 2004 primarily due to an increase in the average market price of our common stock on the date of grant.

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

Our consolidated operating subsidiary, ACFS, is subject to corporate level federal and state income tax. For the year ended December 31, 2004, we recorded a tax provision of $2,130 attributable primarily to ACFS. For the year ended December 31, 2003, we did not record a tax provision for ACFS primarily due to a net operating loss carry forward that was fully utilized during 2003.

Net Realized Gains (Losses)

Our net realized gains (losses) for 2004 and 2003 consisted of the following:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Weston ACAS Holdings, Inc.	$—	$24,930
TransCore Holdings, Inc.	19,972	—
Texstars, Inc.	10,891	—
ACAS Acquisitions (PaR Systems), Inc.	9,537	—
CPM Acquisition Corp.	—	6,099
A&M Cleaning Products, Inc.	—	5,181
CST Industries, Inc.	—	4,964
Atlantech Holding Corp	4,279	—
Tube City, Inc.	—	3,729
Bankruptcy Management Solutions, Inc.	2,569	—
CIVCO Holding, Inc.	2,123	—
Roadrunner Freight Systems, Inc.	1,735	—
Plastech Engineered Products, Inc.	745	1,641
Erie County Plastics Corporation	1,341	—
Vigo Remittance Corp	1,250	—
Other, net	4,211	3,828

Total gross realized portfolio company gains	58,653	50,372

Chromas Technologies Corp.	(32,043)	—
Fulton Bellows & Components, Inc.	(14,256)	(10,911)
Academy Events Services, LLC	(14,173)	—
Sunvest Industries, Inc.	(14,032)	—
Parts Plus Group, Inc.	—	(5,384)
Starcom Holdings, Inc.	—	(4,533)
Westwind Group Holdings, Inc.	—	(3,598)
New Piper Aircraft, Inc.	—	(2,231)
Baran Group, Ltd.	(2,161)	—
ThreeSixty Sourcing, Ltd.	(1,818)	—
Other, net	(146)	(1,709)

Total gross realized portfolio company losses	(78,629)	(28,366)

Total net realized portfolio company (losses) gains	(19,976)	22,006

Interest rate derivative periodic payments	(17,894)	—

Total net realized (losses) gains	$(37,870)	$22,006

During 2004, we received full repayment of our $27,000 subordinated debt investments in TransCore Holdings, Inc. and sold all of our equity investments in TransCore consisting of our redeemable preferred stock, convertible preferred stock and common stock warrants for $26,409 in proceeds realizing a total gain of $19,972 offset by the reversal of unrealized appreciation of $18,888. The sale proceeds we recognized included proceeds we expect to receive held in escrow of $2,127, and we could receive up to an additional $376 in sale proceeds held in escrow over the next two years.

During 2004, we received full repayment of our $20,909 senior and subordinated debt investments in Texstars, Inc. and sold all of our equity investments in Texstars consisting of common stock and common stock warrants for $12,856 in proceeds realizing a total gain of $10,891 offset by the reversal of unrealized appreciation of $9,615. The sale proceeds we recognized included proceeds we expect to receive held in escrow of $1,936, and we could receive up to an additional $215 in sale proceeds held in escrow over the next two years.

During 2004, we received full repayment of our $22,500 subordinated debt investment in ACAS Acquisitions (PaR Systems), Inc. and received a $10,804 liquidating dividend on our common equity interest as a result of PaR’s sale of an 81% interest in its nuclear equipment and service business, recognizing a total gain of $9,537. We retained an 11% diluted ownership interest in ACAS Acquisitions (PaR Systems), Inc., which was renamed PaR Nuclear Holding Co., Inc. The non-nuclear business segment of ACAS Acquisitions (PaR Systems), Inc. was contributed to a newly created company, PaR Systems, Inc., shares of which were distributed to the existing shareholders. We provided $4,632 in subordinated debt financing to, and retained a 51% diluted ownership in, PaR Systems, Inc.

During 2004, we realized a gain of $4,279 from the realization of unamortized OID from the prepayment of debt by Atlantech Holding Corp. for which we received total proceeds of $18,750.

During 2004, Bankruptcy Management Solutions, Inc. recapitalized its balance sheet. Pursuant to the recapitalization, Bankruptcy Management repaid its existing debt, including $18,453 of our senior and subordinated debt, by issuing new debt, including $75,000 of debt provided by us, and also paid a cash dividend to its equity holders. We recognized a realized gain of $2,569 from the transaction consisting of $569 from the realization of unamortized OID from the prepayment of the existing debt and $2,000 from a cash dividend on our equity securities in excess of our cost basis.

During 2004, Chromas Technologies Corp. entered into an asset purchase agreement whereby substantially all of the assets were sold to and certain of the liabilities were assumed by a purchaser. The net cash proceeds were used to repay a portion of our outstanding loans. As part of the asset purchase agreement, Chromas will receive an additional deferred payment one year from the closing date. All of Chromas’ remaining assets including its right to receive the deferred payment were conveyed to us. Our remaining subordinated debt and equity investments in Chromas were deemed worthless and we recognized a realized loss of $32,043 offset by the reversal of unrealized depreciation of $29,767.

During 2004, we sold our senior subordinated debt investment in Fulton Bellows & Components, Inc. for nominal proceeds and recognized a realized loss of $6,818 offset by the reversal of unrealized depreciation of $7,001. In the third quarter of 2004, Fulton’s assets were sold under Section 363 of the Bankruptcy Code, and we received proceeds of $5,917 for partial repayment of our remaining senior debt investments. We recognized a realized loss of $7,438 from the write off of our remaining senior debt investments and common stock warrants partially offset by a reversal of unrealized depreciation of $7,194.

During 2004, Academy Event Services, LLC filed for Chapter 11 bankruptcy and the court conducted an auction for the sale of all of its assets during the quarter. We did not receive any proceeds from the auction sale held through the bankruptcy proceedings. Our subordinated debt and equity investments were deemed worthless and we recognized a realized loss of $14,173 offset by the reversal of unrealized depreciation of $7,813.

Sunvest Industries, Inc. was a holding company with two wholly-owned operating subsidiaries – Dyna-Fab LLC and Advanced Fabrication Technology LLC (AFT). In the fourth quarter of 2003, Dyna-Fab entered into an asset purchase agreement whereby substantially all of the assets of Dyna-Fab were sold. In the first quarter of 2004, AFT entered into an asset purchase agreement whereby substantially all of the assets of AFT were sold. During 2004, we foreclosed on Sunvest’s and its subsidiaries’ remaining assets including any rights to future payments under the asset purchase agreements. The remaining senior and subordinated debt and equity investments in Sunvest were deemed worthless and we recognized a realized loss of $14,032 offset by the reversal of unrealized depreciation of $14,052 in 2004.

In 2004, the Securities and Exchange Commission prescribed new guidance on its interpretations of SFAS No. 133 for public investment companies for the income statement classification of the periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. During 2004, we recorded net realized losses of $17,894 for the interest rate derivative periodic settlements.

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

During 2003, we exited our investment in CPM Acquisition Corp. through a sale of our common stock warrants and the prepayment of the senior and subordinated debt. We received $30,428 in total proceeds from the sale and recognized a net realized gain of $6,099 offset by the reversal of unrealized appreciation of $3,462. The realized gain was comprised of $2,162 of unamortized OID on the senior and subordinated debt and $3,937 on the common stock warrants. The sale proceeds we recognized included proceeds we expect to receive held in escrow of $458, and we could receive up to an additional $342 in sale proceeds to be held in escrow over the next three years.

During 2003, we exited our investment in A&M Cleaning Products, Inc. through a sale of our common stock warrants and redeemable preferred stock and the prepayment of the subordinated debt. We received $14,942 in total proceeds from the sale and recognized a net realized gain of $5,181 offset by the reversal of unrealized appreciation of $4,916. The realized gain was comprised of $653 of unamortized OID on the subordinated debt and $4,528 on the common stock warrants and redeemable preferred stock. The sale proceeds we recognized included proceeds we expect to receive held in escrow of $755, and we could receive up to an additional $293 in sale proceeds held in escrow over the next three years.

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

Unrealized Appreciation and Depreciation of Investments

The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for 2004 and 2003:

	Number of Companies	Year Ended December 31, 2004	Number of Companies	Year Ended December 31, 2003
Gross unrealized appreciation of portfolio company investments	34	$192,395	29	$86,565
Gross unrealized depreciation of portfolio company investments	31	(134,726)	31	(132,205)
Reversal of prior period unrealized depreciation (appreciation) upon a realization	11	33,787	13	(7,864)

Net unrealized appreciation (depreciation) of portfolio company investments	76	91,456	73	(53,504)
Interest rate derivative periodic payment accrual	—	(3,167)	—	—
Interest rate derivative agreements	—	10,925	—	8,779

Net unrealized appreciation (depreciation) of investments	76	$99,214	73	$(44,725)

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

As part of our quarterly process of valuing our investment portfolio, we engaged Houlihan Lokey Howard & Zukin Financial Advisors, Inc. beginning in the third quarter of 2003 to review independently the determination of fair value of American Capital’s portfolio company investments. Houlihan Lokey is the premier valuation firm in the U.S., engaged in approximately 800 valuation assignments per year for clients worldwide. In 2004, Houlihan Lokey reviewed 100% of our portfolio investments that have been a portfolio company for at least one year. In addition, Houlihan Lokey representatives attend American Capital’s quarterly valuation meetings and provide periodic reports and recommendations to our audit committee with respect to valuation of investments, our valuation models and policies and procedures.

In 2004, Houlihan Lokey reviewed our valuations of 85 companies, having $2,115,000 in aggregate fair value as reflected in our financial statements as of the respective fiscal quarter ends. Using methods and techniques that are customary for the industry and that Houlihan Lokey considers appropriate under the circumstances, Houlihan Lokey determined that the aggregate fair value assigned to the portfolio company investments by American Capital was within their reasonable range of aggregate value for such companies.

Fiscal Year 2003 Compared to Fiscal Year 2002

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee income. For the year ended December 31, 2003, total operating income increased $59,258, or 40%, over the year ended December 31, 2002. Interest and dividend income consisted of the following for the years ended December 31, 2003 and December 31, 2002:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Interest income on debt securities	$167,480	$129,180
Interest cost of interest rate derivative agreements	(17,214)	(11,153)
Interest income on bank deposits and employee loans	601	1,315
Dividend income on equity securities	8,191	2,726

Total interest and dividend income	$159,058	$122,068

Interest income on debt securities increased by $38,300, or 30%, to $167,480 for 2003 from $129,180 for 2002, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments, excluding the impact of interest rate swaps. Our daily weighted average debt investments at cost increased from $855,500 in 2002 to $1,219,200 in 2003 resulting from new loan originations net of loan repayments during the last twelve months ended December 31, 2003. The daily weighted average interest rate on debt investments, excluding interest rate swaps, decreased to 13.7% in 2003 from 15.1% in 2002 due partially to a decrease in the weighted average monthly prime lending rate from 4.68% in 2002 to 4.10% in 2003 and a decrease in the average monthly LIBOR rate from 1.76% in 2002 to 1.21% in 2003. The decrease in the weighted average interest rate on debt securities is also partially due to an increase in the average non-accruing loans from $66,956 in 2002 to $103,998 in 2003.

To match the interest rate basis of our assets and liabilities and to fulfill our obligations under the terms of our revolving debt funding facility and asset securitizations, we enter into interest rate swap agreements to hedge securitized debt investments in which we either pay a floating rate based on the prime rate and receive a floating rate based on LIBOR, or pay a fixed rate and receive a floating rate based on LIBOR. Use of the interest rate swaps enables us to manage the impact of changing interest rates on spreads between the yield on our investments and the cost of our borrowings. As a result, both interest income and interest expense are affected by changes in LIBOR. See “Quantitative and Qualitative Disclosure About Market Risk” for a discussion of our use of interest rate swaps to mitigate the impact of interest rate changes on net operating income. The cost of the interest rate swap agreements increased by $6,061, from $11,153 for 2002 to $17,214 for 2003. The daily weighted average interest rate on debt investments at cost, including the impact of interest rate swaps, decreased to 12.3% in 2003 from 13.8% in 2002, due to the reasons noted above and the negative impact of our interest rate swaps.

Dividend income on equity securities increased by $5,465 to $8,191 for 2003 from $2,726 for 2002 due primarily to cash dividends of $4,925 received from one portfolio company. Our daily weighted average total debt and equity investments at cost increased from $983,300 in 2002 to $1,450,600 in 2003. The daily weighted average yield on total debt and equity investments, excluding the impact of interest rate swaps, decreased to 12.1% in 2003 from 13.4% in 2002 primarily due to the reasons noted above.

Fee income consisted of the following for the years ended December 31, 2003 and December 31, 2002:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Transaction structuring fees	$12,601	$4,904
Loan financing fees	13,919	8,060
Equity financing fees	5,375	1,796
Financial advisory fees	4,737	3,781
Prepayment fees	3,836	1,478
Other structuring fees	3,375	2,050
Other fees	3,379	2,885

Total fee income	$47,222	$24,954

Fee income increased by $22,268, or 89%, to $47,222 in 2003 from $24,954 in 2002. In 2003, we recorded $12,601 in transaction fees primarily for seven buyouts of new portfolio companies and two existing portfolio companies totaling $446,600 of American Capital financing. In 2002, we recorded $4,904 for ten buyouts totaling $245,300 of American Capital financing. The transaction structuring fees were 2.8% and 2.0% of buyouts in 2003 and 2002, respectively. The increase in loan financing fees was attributable to an increase in new debt investments from $480,226 in 2002 to $902,600 in 2003 partially offset by an increase in 2003 in the portion of fees deferred as a discount that are representative of additional yield. The loan financing fees were 1.5% and 1.7% of loan originations in 2003 and 2002, respectively. Equity financing fees increased primarily due to an increase in equity investments during 2003 as compared to 2002. The prepayment fees of $3,836 in 2003 are the result of the prepayment by ten portfolio companies of loans totaling $136,800 compared to prepayment fees of $1,478 in 2002 as the result of the prepayment by three portfolio companies of loans totaling $42,900.

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

Net Realized Gains (Losses)

Our net realized gains (losses) for 2003 and 2002 consisted of the following:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Weston ACAS Holdings, Inc.	$24,930	$2,425
CPM Acquisition Corp.	6,099	—
A&M Cleaning Products, Inc.	5,181	—
CST Industries, Inc.	4,964	—
Tube City, Inc.	3,729	—
Plastech Engineered Products, Inc.	1,641	—
Middleby Corporation	—	2,444
IGI, Inc.	—	1,300
Other, net	3,828	1,198

Total gross realized portfolio company gains	50,372	7,367

Fulton Bellows & Components, Inc.	(10,911)	—
Parts Plus Group, Inc.	(5,384)	—
Starcom Holdings, Inc.	(4,533)	—
Westwind Group Holdings, Inc.	(3,598)	—
New Piper Aircraft, Inc.	(2,231)	—
Goldman Industrial Group	—	(25,578)
Decorative Surfaces International, Inc.	—	(1,353)
Biddeford Textile Corp.	—	(1,100)
Other, net	(1,709)	(77)

Total gross realized portfolio company losses	(28,366)	(28,108)

Total net realized gains (losses)	$22,006	$(20,741)

See “Fiscal Year 2004 Compared to Fiscal Year 2003” for discussion on the net realized gains (losses) for the year ended December 31, 2003.

In September 2002, we exited our investment in Goldman Industrial Group as a result of the sale of certain of Goldman’s assets under Section 363 of the Bankruptcy Code. Those assets were related to the sale of Bridgeport Machines, Ltd, or BML, and the intellectual property, brand name, and other intangible assets of Bridgeport Machines, Inc. In 2000, we made a $30,000 investment consisting of subordinated debt with common stock warrants in Goldman. We had recorded an unrealized loss of $3,937 in 2001 and an unrealized loss of $21,246 in 2002 for a cumulative unrealized loss of $25,183 through the second quarter of 2002 to adjust our carrying value to fair value. We recognized a net realized loss of $25,578 in 2002 on our investments in $25,000 of the subordinated debt and common stock warrants and recorded an unrealized gain of $25,183 to reverse the previously recorded unrealized loss. The Bridgeport assets were purchased by BPT Holdings, Inc., which was capitalized with $18,000 from us in the form of senior debt, preferred stock and common stock and the assumption of the $30,000 subordinated debt from Goldman. Of our $30,000 investment in Goldman, $5,000 was directly in BML, which was not a party to the Goldman bankruptcy. This investment continued to be recorded at a value of $5,000. The $25,000 balance of the Goldman investment was exchanged for securities in BPT, which were deemed not to have any value and were therefore treated as a realized loss.

Unrealized Appreciation and Depreciation of Investments

The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. The following table itemizes the change in net unrealized (depreciation) appreciation of investments for 2003 and 2002:

	Number of Companies	Year Ended December 31, 2003	Number of Companies	Year Ended December 31, 2002
Gross unrealized appreciation of portfolio company investments	29	$86,565	20	$80,853
Gross unrealized depreciation of portfolio company investments	31	(132,205)	30	(147,130)
Reversal of prior period unrealized (appreciation) depreciation upon a realization	13	(7,864)	8	31,252

Net unrealized depreciation of portfolio company investments	73	(53,504)	58	(35,025)
Interest rate derivative agreements	—	8,779	—	(26,722)

Net unrealized depreciation of investments	73	$(44,725)	58	$(61,747)

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

Financial Condition, Liquidity, and Capital Resources

As of December 31, 2004, we had $58,367 in cash and cash equivalents and $141,895 of restricted cash. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each month to pay interest and principal on the securitized debt. We had outstanding debt secured by our assets of $623,348 under three revolving debt funding facilities, $28,847 under repurchase agreements, $741,783 under five asset securitizations as well as $167,000 in unsecured notes. As of December 31, 2004, we had availability under our revolving debt funding facilities of $421,652 and under forward equity sale agreements of $184,313. During 2004, we principally funded investments using draws on the revolving debt funding facilities, proceeds from asset securitizations, an unsecured debt issuance and equity offerings as well as proceeds from sales of senior loans, repayments of loans and sales of equity investments.

We have historically and anticipate continuing to have to issue debt or equity (including under forward equity sale agreements) securities in addition to the above borrowings and forward equity sale agreements to expand our investments in middle market companies. The terms of the future debt and equity issuances cannot be determined and there can be no assurances that the debt or equity markets will be available to us on terms we deem favorable. We expect to continue to raise debt and equity capital during the year ended December 31, 2005 to fund our new investments for 2005.

As a regulated investment company, we are required to distribute annually 90% or more of our investment company taxable income and 98% of our net realized short-term capital gains to shareholders. We provide shareholders with the option of reinvesting their distributions in American Capital. In 2004, 2003 and 2002, shareholders reinvested $7,114, $803 and $961, respectively, in dividends. Since our IPO through December 31, 2004, shareholders have reinvested $11,489 of dividends in American Capital. In August 2004, we amended our dividend reinvestment plan to provide a 5% discount on shares purchased through the reinvested dividends, effective for dividends paid in December 2004 and thereafter, subject to terms of the plan.

Equity Capital Raising Activities

On August 2, 2004, we filed a shelf registration statement with the Securities and Exchange Commission, with respect to our debt and equity securities. The shelf registration statement allows us to sell our registered debt or equity securities on a delayed or continuous basis in an amount up to $1,750,000. As of December 31, 2004, our remaining capacity under the shelf registration statement was $1,016,008.

In September 2004, we completed a public offering in which 13,225 shares of our common stock, including an underwriters’ over-allotment, were sold at a public offering price of $31.60 per share. Of those shares, 2,500 were offered directly by us and 9,000 were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements.

The 9,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the forward sale agreements who then sold the shares to the public. Pursuant to the forward sale agreements, we must sell to the forward purchasers 9,000 shares of our common stock generally at such times as we elect over a one-year period. The forward sale agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the forward sale agreements through a termination date of September 24, 2005. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $30.18 per share, which was the September 2004 public offering price of such shares less the underwriting discount. The forward sale agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and be subject to decrease by $0.73, $0.06, $0.73, $0.75 and $0.77 per share on each of November 10, 2004, December 28, 2004, February 10, 2005, May 11, 2005 and August 10, 2005, respectively. The forward sale price is also subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. In December 2004, we issued 2,750 shares under the forward sale agreements and received net proceeds of $81,244. We have 6,250 shares available under the forward sale agreements and the forward sale price is $29.49 per share as of December 31, 2004. In February 2005, we issued an additional 1,000 shares under the forward sale agreements and received net proceeds of $29,506.

Each forward purchaser under a forward sale agreement has the right to accelerate its forward sale agreement and require us to physically settle on a date specified by such forward purchaser if certain events occur, such as (1) in its judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by us under its forward sale agreement or the cost of borrowing the common stock has increased above a specified amount, (2) we declare any dividend or distribution on shares of our common stock payable in (i) excess of a specified amount, (ii) securities of another company, or (iii) any other type of securities (other than shares of our common stock), rights, warrants or other assets for payment at less than the prevailing market price in such forward purchaser’s judgment, (3) the net asset value per share of our outstanding common stock exceeds a specified percentage of the then applicable forward sales price, (4) our board of directors votes to approve a merger or takeover of us or similar transaction that would require our shareholders to exchange their shares for cash, securities, or other property, or (5) certain other events of default or termination events occur.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the forward sale agreements are considered equity instruments and the shares of common stock are not considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128”, the forward sale agreements are not considered participating securities for the purpose of determining basic earnings per share under FASB Statement No. 128, “Earnings per Share.”

However, the dilutive impact of the shares issuable under the forward sale agreements is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

Our objective with the use of forward sale agreements is to allow us to manage more efficiently our debt to equity ratio, considering applicable statutory requirements and our capital needs associated with funding our investment activities. As a BDC, we are able to issue debt securities and preferred stock in an amount such that our asset coverage is at least 200% of the amount of our outstanding debt securities and preferred stock. Because we do not currently have any preferred stock outstanding, this provision of the 1940 Act effectively limits our ratio of debt to equity at this time to 1:1. However, as a practical matter, in order to provide sufficient flexibility to fund our projected investments and a cushion, we generally keep our debt to equity ratio somewhat below 1:1. As of December 31, 2004 for example, our ratio of debt to equity was 0.83:1.

A principal consideration in keeping our debt to equity ratio at less than 1:1 is that given the nature and variability of the equity capital markets, it is not practical to raise equity in frequent small increments, which would match in amount and timing our needs for investment funds. Thus, we are required to raise equity in larger increments than may be immediately invested and therefore we repay advances on our credit facilities with the proceeds of such equity issuances. We then make investments and manage our cash needs by drawing on our credit facilities. The funding sequence of issuing equity, repaying our credit facilities and then drawing on the credit facilities to fund new investments causes our average debt to equity ratio to be materially below 1:1. Moreover, because we cannot be assured that access to equity markets will be available whenever we may need equity capital to make a new investment, we must generally keep our credit availability somewhat higher and our debt to equity ratio materially lower than what would otherwise be if we were more readily assured access to equity capital.

The use of forward sale contracts is expected to allow us to deliver common stock and receive cash at our election to the extent covered by outstanding contracts, without undertaking a new offering of common stock. Because we would be more assured of access to equity capital, we expect to be in a position to allow our debt to equity ratio to be closer to 1:1 than without the use of forward sale agreements. During periods in which we have reported earnings, having a higher debt to equity ratio should have a beneficial effect on our overall cost of capital, which could result in increased earnings.

For fiscal years 2004, 2003 and 2002, we completed several public offerings of our common stock. The following table summarizes the total shares sold, including shares sold pursuant to the underwriters’ over-allotment options, and the total proceeds we received, net of the underwriters’ discount for the public offerings of our common stock for the fiscal years 2004, 2003 and 2002:

	Shares Sold	Over-allotment Option Shares Sold	Proceeds, Net of Underwriters’ Discount
December 2004 forward sale agreement issuance	2,750	—	$81,244
September 2004 public offering	2,500	1,725	$127,511
July 2004 public offering	4,000	425	$118,325
May 2004 public offering	6,500	975	$183,063
February 2004 public offering	1,890	284	$68,313
November 2003 public offering	7,600	1,140	$223,945
September 2003 public offering	2,000	188	$51,826
March 2003 public offering	5,800	870	$143,356
January 2003 public offering	4,100	615	$102,033
November 2002 public offering	2,600	390	$51,183
July 2002 public offering	2,900	—	$73,084

Other Capital Raising Activities

In 2004 and 2003, we sold senior loans of our portfolio companies, for which we remain the servicer, for total cash proceeds of $217,375 and $62,184, respectfully. We expect to continue to sell senior loans as a source of new capital to be reinvested into higher yielding investments.

Debt Capital Raising Activities

Our debt obligations consisted of the following as of December 31, 2004 and 2003:

Debt	December 31, 2004	December 31, 2003
Revolving debt-funding facility, $850,000 commitment	$623,348	$116,000
Revolving debt-funding facility, $70,000 commitment	—	—
Revolving debt-funding facility, $125,000 commitment	—	—
Unsecured debt	167,000	—
Repurchase agreements	28,847	—
ACAS Business Loan Trust 2000-1 asset securitization	—	39,348
ACAS Business Loan Trust 2002-1 asset securitization	2,291	42,861
ACAS Business Loan Trust 2002-2 asset securitization	44,590	103,164
ACAS Business Loan Trust 2003-1 asset securitization	110,895	221,298
ACAS Business Loan Trust 2003-2 asset securitization	174,007	317,540
ACAS Business Loan Trust 2004-1 asset securitization	410,000	—

Total	$1,560,978	$840,211

We, through ACS Funding Trust I, an affiliated statutory trust, entered into the AFT I Facility, a revolving debt-funding facility administered by Wachovia Capital Markets, LLC in March 1999. On June 13, 2003, we and ACS Funding Trust I entered into an amended and restated loan funding and service agreement with the existing lenders with an aggregate commitment of $225,000. In 2004, we entered into amendments to the existing amended and restated loan funding facility and servicing agreement increasing the aggregate commitment from $225,000 to $425,000 through August 13, 2004. On August 10, 2004, we entered into a second amended and restated loan funding facility and servicing agreement that increased the aggregate commitment to $600,000. Subsequently, we entered into amendments to the second amended and restated loan funding facility and servicing agreement adding additional lenders to the facility and increasing the maximum availability under the facility to $850,000. Our ability to make draws on the AFT I Facility expires in August 2005 unless extended prior to such date for an additional 364-day period with the consent of the lenders. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date in August 2007. As of December 31, 2004, this facility was collateralized by loans from our portfolio companies with a principal balance of $892,687. Interest on borrowings under this facility is paid monthly and is charged at either a one-month LIBOR or a commercial paper rate plus a spread (3.75% at December 31, 2004). We are also charged an unused commitment fee of 0.15%. The facility contains covenants that, among other things, require us to maintain a minimum net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in certain geographic regions and industries, certain loan grade classifications, certain security interests, and interest payment terms.

On March 25, 2004, we entered into the Revolving Facility, a $70,000 secured revolving credit facility with a syndication of lenders administered by Branch Banking and Trust Company. The revolving debt funding period expires in March 2005. If the facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period beginning in March 2005. During the revolving period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 200 basis points or (ii) the greater of the prime rate plus 25 basis points or a federal funds rate plus 125 basis points. During the amortization period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 400 basis points or (ii) the greater of the prime rate plus 125 basis points or a federal funds rate plus 225 basis points. We are also charged an unused commitment fee of 0.25%. As of December 31, 2004, there was no outstanding balance under the Revolving Facility and it was not collateralized by any loans from our portfolio companies. The facility contains covenants that, among other things, require us to maintain a minimum net worth and certain financial ratios.

On June 30, 2004, we and an affiliated trust entered into the AFT II Facility, a $125,000 secured revolving credit facility with a lender. The revolving debt funding period expires in June 2005 unless the facility is extended prior to such date for an additional 364-day period at the discretion of the lender. If the facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period beginning in June 2005. Interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 225 basis points or (ii) a commercial paper rate plus 125 basis points. We are also charged an unused commitment fee of 0.25%. As of December 31, 2004, the facility is collateralized by loans from our portfolio companies with a principal balance of $45,645. The facility contains covenants that, among other things, require us to maintain a minimum net worth and certain financial ratios.

On September 8, 2004, we sold an aggregate $167,000 of long-term unsecured five- and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of $82,000 of senior notes, Series A and $85,000 of senior notes, Series B. The Series A notes have a fixed interest rate of 5.92% and mature in September 2009. The Series B notes have a fixed interest rate of 6.46% and mature in September 2011.

On December 2, 2004, we completed a $410,000 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2004-1 (“Trust VI”), an affiliated statutory trust, and contributed to Trust VI $500,000 in loans. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust VI was authorized to issue $302,500 Class A notes, $33,750 Class B notes, $73,750 Class C notes, $50,000 Class D notes, and $40,000 Class E notes. The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The Class A notes carry an interest rate of 2.66% through the first interest payment date in January 2005 and thereafter a rate of three-month LIBOR plus 32 basis points, the Class B notes carry an interest rate of 2.84% through the first interest payment date and thereafter a rate of three-month LIBOR plus 50 basis points, and the Class C notes carry an interest rate of 3.34% through the first interest payment date and thereafter a rate of three-month LIBOR plus 100 basis points. The loans are secured by loans from our portfolio companies with a principal balance of $500,000 as of December 31, 2004. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. Through January 2007, Trust VI has the option to reinvest any principal collections of its existing loans into purchases of new loans. The Class A notes, Class B notes, and Class C notes mature in October 2017.

On December 19, 2003, we completed a $317,500 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2003-2 (“Trust V”), an affiliated statutory trust, and contributed to Trust V $398,000 in loans. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust V was authorized to issue $258,000 Class A notes, $40,000 Class B notes, $20,000 Class C notes, $40,000 Class D notes, and $40,000 of Class E notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 48 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 95 basis points, and the Class C notes carry an interest rate of one-month LIBOR plus 175 basis points. The loans are secured by loans from our portfolio companies with a principal balance of $253,394 as of December 31, 2004. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class A notes mature in November 2008, the Class B notes mature in June 2009, and the Class C notes mature in August 2009.

On May 21, 2003, we completed a $238,700 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2003-1 (“Trust IV”), an affiliated statutory trust, and contributed to Trust IV $308,000 in loans. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust IV was authorized to issue $185,000 Class A notes, $31,000 Class B notes, $23,000 Class C notes and $69,000 Class D notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes were retained by us. The Class C notes consist of a $17,000 tranche of floating rate notes and a $6,000 tranche of fixed rate notes. The Class A notes carry an interest rate of one-month LIBOR plus 55 basis points and the Class B notes carry an interest rate of one-month LIBOR plus 120 basis points. The floating rate tranche of the Class C notes carries an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carries an interest rate of 5.14%. The loans are secured by loans from our portfolio companies with a principal balance of $180,207 as of December 31, 2004. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class A notes mature in March 2008, the Class B notes mature in September 2008 and the Class C notes mature in December 2008.

On August 8, 2002, we completed a $157,900 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2002-2 (“Trust III”), an affiliated statutory trust, and contributed to Trust III $210,500 in loans. Subject to continuing compliance with certain conditions, we will remain servicer of the loans. Simultaneously with the initial contribution of loans, Trust III was authorized to issue $105,300 Class A notes and $52,600 Class B notes to institutional investors and $52,600 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 160 basis points. The notes are secured by loans from our portfolio companies with a principal balance of $97,349 as of December 31, 2004. Early repayments are first applied to the Class A notes, and then to the Class B notes. As of December 31, 2004, there are no Class A notes outstanding. The Class B notes mature in January 2008.

On March 15, 2002, we completed a $147,300 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2002-1 (“Trust II”), an affiliated statutory trust, and contributed to Trust II $196,300 in loans. Subject to continuing compliance with certain conditions, we will remain servicer of the loans. Simultaneously with the initial contribution of loans, Trust II was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. The notes are secured by loans from our portfolio companies with a principal balance of $51,391 as of December 31, 2004. Early repayments are first applied to the Class A notes, and then to the Class B notes. As of December 31, 2004, there are no Class A notes outstanding. The Class B notes mature in March 2007.

On December 20, 2000, we completed a $115,400 asset securitization. In conjunction with the transaction, we established ACAS Business Loan Trust 2000-1 (“Trust I”), an affiliated business trust, and contributed to Trust I $153,700 in loans. Subject to certain conditions precedent, we will remain servicer of the loans. Simultaneously with the initial contribution of loans, Trust I was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and $38,300 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. The notes were secured by loans from our portfolio companies. Early repayments were first applied to the Class A notes, and then to the Class B notes. As of December 31, 2004, there are no Class A or Class B notes outstanding.

During 2004 and 2003, we sold at various times all or a portion of certain senior loans and the Class D notes of Trust V and Trust VI under repurchase agreements. The repurchase agreements are financing arrangements, in which we sell the senior loans or Class D notes of term securitizations for a sale price generally ranging from 50% to 75% of the face amount of the loans and we have an obligation to repurchase the loans at the original sale price on a future date. We are required to make payments to the purchaser equal to one-month LIBOR plus 250 basis points of the sales price. The purchaser cannot repledge or sell the loans. We have treated the repurchase agreements as secured financing arrangements with the sale price of the loans included as a debt obligation on our consolidated balance sheets.

The weighted average debt balance for the years ended December 31, 2004 and 2003 was $999,700 and $582,200, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2004, 2003 and 2002 was 3.69%, 3.18% and 3.43%, respectively.

As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of a senior security. As of December 31, 2004 and 2003, our asset coverage was 220% and 240%, respectively.

A summary of our contractual payment obligations as of December 31, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving debt funding facilities	$623,348	$43,722	$579,626	$—	$—
Notes payable, excluding discounts	741,917	58,314	106,479	198,772	378,352
Unsecured debt	167,000	—	—	82,000	85,000
Repurchase agreements	28,847	28,847	—	—	—
Interest payments on debt obligations(1)	217,161	55,457	91,157	48,531	22,016
Operating leases	25,819	3,419	7,385	7,267	7,748

Total	$1,804,092	$189,759	$784,647	$336,570	$493,116

(1)	For variable rate debt, future interest payments are based on the interest rate as of December 31, 2004.

To the extent that we receive unscheduled prepayments of on our debt investments that securitize our debt obligations, we are required to apply those proceeds to our outstanding debt obligations.

Off Balance Sheet Arrangements

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next nine years and contain provisions for certain annual rental escalations.

As of December 31, 2004, we had commitments under loan agreements to fund up to $140,687 to 30 portfolio companies. These commitments are composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in our portfolio.

As of December 31, 2004, we had a guarantee of $912 for one portfolio company. We entered into the performance guarantee to ensure the portfolio company’s performance under contracts as required by the portfolio company’s customers. We would be required to perform under the guarantee if the portfolio company were unable to meet specific requirements under the related contracts. The performance guarantee will expire upon the performance of the portfolio company. Fundings under the guarantee by us would generally constitute a subordinated debt liability of the portfolio company. As of December 31, 2004 the guarantee had a fair value of $0 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

A summary of our guarantees and loan commitments as of December 31, 2004 are as follows:

	Amount of Commitment Expiration by Period
Other Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Guarantees	$912	$—	$—	$—	$912
Loan commitments	140,687	26,241	50,514	41,422	22,510

Total	$141,599	$26,241	$50,514	$41,422	$23,422

Portfolio Credit Quality

Loan Grading and Performance

We grade all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.

Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable. For loans graded 3, the borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. For loans graded 2, we increase procedures to monitor the borrower and the fair value of the enterprise generally will be lower than when the loan was originated. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Loans graded 1 are not anticipated to be repaid in full and we will reduce the fair value of the loan to the amount we anticipate will be recovered.

To monitor and manage the investment portfolio risk, management tracks the weighted average investment and loan grade. The weighted average investment grade was 3.1 and 3.0 as of December 31, 2004 and 2003, respectively. The weighted average loan grade was 3.0 and 3.0 as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, our investment portfolio was graded as follows:

	December 31, 2004				December 31, 2003
Grade	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio
4	$666,534	21.1%	$326,531	14.1%	$418,917	21.7%	$281,591	19.1%
3	2,088,051	66.2%	1,624,966	70.3%	1,186,382	61.4%	905,068	61.5%
2	326,454	10.4%	288,008	12.5%	313,561	16.2%	272,123	18.5%
1	70,922	2.3%	70,825	3.1%	13,983	0.7%	13,983	0.9%

	$3,151,961	100.0%	$2,310,330	100%	$1,932,843	100.0%	$1,472,765	100.0%

The amounts above do not include our investments in which we have only invested in the equity securities of the company.

The improvement in grade 4 at December 31, 2004 as compared to December 31, 2003 was principally due to strong performance at certain portfolio companies resulting in a net increase of one portfolio company with a grade of 4. During 2004, we exited eight investments that were a grade 4 at the end of the prior year and nine existing or new portfolio companies were upgraded to a grade 4. The improvement in the grade 3 as compared to December 31, 2003 is primarily the result of investments in new portfolio companies made during the year ended December 31, 2004 that still had an investment grade of 3 as of year end. These investments had a fair value of $1,279,593 as of December 31, 2004. The improvement in the grade 3 was partially offset by a net decrease of eighteen existing portfolio companies with a grade 3 compared to December 31, 2003, with six exited investments that were a grade 3 at the end of the prior year, seven portfolio companies downgraded to a grade 2, two portfolio companies downgraded to a grade 1, seven portfolio companies were upgraded to a grade 4 and four portfolio companies upgraded to a grade 3. The increase in the grade 2 as compared to December 31, 2003 is partially due to a net decrease of three existing portfolio companies with a grade 2, with one exited investment that was a grade 2 at the end of the prior year, seven portfolio companies downgraded to a grade 2, five portfolio companies downgraded to a grade 1, and four portfolio companies upgraded to a grade 3. The increase in grade 1 as compared to December 31, 2003 is due to the a net increase of four existing portfolio companies with a grade 1, with two portfolio companies downgraded from a grade 3, five portfolio companies downgraded from a grade 2, and three exited portfolio companies.

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. At December 31, 2004, loans with ten portfolio companies with a face amount of $87,324 and a fair value of $37,292 were on non-accrual status. Loans with three of the ten portfolio companies are grade 2 loans, and loans with seven of the ten portfolio companies are grade 1 loans. These loans include a total of $74,522 with PIK interest features. At December 31, 2003, loans to ten portfolio companies with a face amount of $98,387 and a fair value of $28,947 were on non-accrual status. Loans with five of the ten portfolio companies are grade 2 loans, and loans with five of the ten portfolio companies are grade 1 loans. These loans include a total of $63,698 with PIK interest features.

At December 31, 2004 and December 31, 2003, loans on accrual status past due and loans on non-accrual status were as follows:

Days Past Due	Number of Portfolio Companies	December 31, 2004	Number of Portfolio Companies	December 31, 2003
Current	90	$2,304,954	68	$1,468,481

One Month Past Due		61,200		46,545
Two Months Past Due		—		5,251
Three Months Past Due		—		—
Greater than Three Months Past Due		14,985		14,161
Loans on Non-accrual Status		87,324		98,387

Subtotal	13	163,509	13	164,344

Total	103	$2,468,463	81	$1,632,825

Past Due and Non-accruing Loans as a Percent of Total Loans		6.6%		10.1%

The loan balances above reflect the full face value of the note. We believe that debt service collection is probable for our loans that are past due.

In the fourth quarter of 2004, we recapitalized one portfolio company by contributing our junior subordinated debt with a cost basis $10,542 and a fair value of $0 into our existing common stock equity. Prior to the recapitalization, the junior subordinated debt was on non-accrual status.

In the fourth quarter of 2004, we recapitalized one portfolio company by exchanging our junior subordinated debt with a cost basis and fair value of $2,658 into redeemable preferred stock. Prior to the recapitalization, the junior subordinated note was an accruing loan.

In the fourth quarter of 2004, we recapitalized one portfolio company by exchanging our junior subordinated debt with a cost basis of $5,877 and a fair value of $0 into convertible preferred stock. Prior to the recapitalization, the junior subordinated debt was on non-accrual status.

In the fourth quarter of 2004, we recapitalized the entire capital structure of one portfolio company. As part of the recapitalization, $6,000 of our senior subordinated note was paid in full through the issuance of $2,807 of redeemable preferred stock with the remainder paid through the issuance of new junior subordinated notes. The fair value of the portion of the senior subordinated note that was exchanged for redeemable preferred stock had a fair value of $0. Prior to the recapitalization, the $6,000 senior subordinated debt was on non-accrual status. Subsequent to the recapitalization, the new junior subordinated note is on non-accrual status.

In the fourth quarter of 2004, we recapitalized one portfolio company by contributing our subordinated debt with a cost basis of $11,076 and a fair value of $97 into our existing common stock equity and also exchanging our redeemable preferred stock with a cost basis of $8,000 and a fair value of $0 into common stock. Prior to the recapitalization, the subordinated debt was on non-accrual status.

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

We track our portfolio investments on a static-pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended December 31, 2004:

Portfolio Statistics(1) ($ in millions, unaudited):	Static Pool
	Pre-1999	1999	2000	2001	2002	2003	2004	Aggregate
Original Investments and Commitments	$334	$365	$285	$367	$724	$1,004	$1,609	$4,688
Total Exits and Prepayments of Original Investments	$103	$128	$201	$196	$190	$302	$229	$1,349
Total Interest, Dividends and Fees Collected	$110	$118	$73	$118	$142	$149	$99	$809
Total Net Realized (Loss) Gain on Investments(2)	$(6)	$24	$(85)	$47	$(2)	$16	$1	$(5)
Internal Rate of Return(3)	8.3%	5.4%	(2.3)%	24.5%	19.9%	26.7%	36.9%	15.2%
Current Cost of Investments	$215	$227	$103	$160	$534	$680	$1,317	$3,236
Current Fair Value of Investments(2)	$167	$114	$89	$153	$587	$738	$1,372	$3,220
Net Unrealized Appreciation/(Depreciation)(2)	$(48)	$(113)	$(14)	$(7)	$53	$58	$55	$(16)
Non-Accruing Loans at Face	$13	$21	$—	$23	$30	$—	$—	$87
Equity Interest at Fair Value	$18	$15	$28	$38	$207	$230	$374	$910
Debt to EBITDA(4)(5)	7.8	8.6	5.1	6.1	4.5	4.5	4.5	4.9
Interest Coverage(4)	1.5	1.9	2.1	1.8	2.8	2.5	2.6	2.5
Debt Service Coverage(4)	1.4	1.5	1.5	1.3	1.9	1.6	1.9	1.8
Loan Grade(4)	2.5	1.9	2.7	2.8	3.3	3.1	3.0	3.1
Average Age of Companies	43 yrs	54 yrs	29 yrs	47 yrs	33 yrs	24 yrs	38 yrs	35 yrs
Ownership Percentage	80%	75%	31%	47%	46%	39%	42%	45%
Average Sales(6)	$88	$71	$93	$228	$77	$90	$80	$89
Average EBITDA(7)	$5	$5	$20	$25	$11	$17	$17	$16
Total Sales(6)	$448	$600	$287	$1,969	$1,250	$2,811	$3,286	$10,651
Total EBITDA(7)	$23	$33	$61	$229	$171	$420	$707	$1,644
% of Senior Loans(8)	54%	23%	0%	28%	34%	36%	38%	35%
% of Loans with Lien(8)	55%	54%	51%	80%	79%	85%	77%	77%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment.
(2)	Excludes net realized losses, fair value and unrealized depreciation on interest rate derivative agreements.
(3)	Assumes investments are exited at current fair value.
(4)	These amounts do not include investments in which we own only equity.
(5)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(6)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(8)	As a percentage of our total debt investments.

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

Interest Rate Risk

Because we fund a portion of our investments with borrowings, our net increase in shareholders’ equity resulting from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” See footnote 7 to our consolidated financial statements for additional information on the accounting treatment of our interest rate derivative agreements.

As a result of our use of interest rate swaps, at December 31, 2004, approximately 24% of our interest bearing assets provided fixed rate returns and approximately 76% of our interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at December 31, 2004, we had floating rate investments, tied to LIBOR or the prime lending rate, in debt securities with a face amount of $1,868,834 and had total borrowings outstanding of $1,387,978 that have a variable rate of interest based on LIBOR or a commercial paper rate. Assuming no changes to our consolidated balance sheet at December 31, 2004, a hypothetical increase in LIBOR by 100 basis points would increase our shareholders’ equity resulting from operations by $4,809, or 1.7%, over the next twelve months compared to our 2004 net increase in shareholders’ equity resulting from operations. A hypothetical 100 basis point decrease in LIBOR would decrease our shareholders’ equity resulting from operations by $4,809, or 1.7%, over the next twelve months compared to our 2004 net increase in shareholders’ equity resulting from operations.

As of December 31, 2004, we had 48 interest rate derivative agreements with one commercial bank with a short-term debt rating of A-1. Under our interest rate swap agreements, we either pay a floating rate based on the prime rate and receive a floating interest rate based on one-month LIBOR, or pay a fixed rate and receive a floating interest rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we receive a fixed rate and pay a floating rate based on one-month LIBOR. We also have interest rate cap agreements that entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates. For those investments contributed to the term securitizations, the interest swaps enable us to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations. One-month LIBOR increased from 1.12% at December 31, 2003 to 2.40% at December 31, 2004, and the prime rate increased from 4.00% at December 31, 2003 to 5.25% at December 31, 2004.

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

As of December 31, 2004, our interest rate derivative agreements had a remaining weighted average term of approximately 4.9 years. The following table presents the notional principal amounts of our interest rate derivative agreements by class:

	December 31, 2004
Type of Interest Rate Derivative Agreements	Company Pays	Company Receives	Number of Contracts	Notional Amount
Interest rate swaps—Pay fixed, receive LIBOR floating	4.07%(1)	LIBOR	34	$1,019,956
Interest rate swaps—Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	7	135,103
Interest rate swaptions—Pay LIBOR floating, receive fixed	LIBOR	4.38%(1)	2	7,093
Interest rate caps			5	28,703

Total			48	$1,190,855

	December 31, 2003
Type of Interest Rate Derivative Agreements	Company Pays	Company Receives	Number of Contracts	Notional Amount
Interest rate swaps—Pay fixed, receive LIBOR floating	4.45%(1)	LIBOR	26	$731,781
Interest rate swaps—Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	10	204,415
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.37%(1)	2	56,976
Interest rate caps			5	32,117

Total			43	$1,025,289

(1)	Weighted average.

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of American Capital Strategies, Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that American Capital Strategies, Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital Strategies, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Capital Strategies, Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Capital Strategies, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Strategies, Ltd., including the consolidated schedules of investments, as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and the consolidated financial highlights for each of the five years in the period then ended, and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

McLean, Virginia

March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital Strategies, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital Strategies, Ltd., including the consolidated schedules of investments, as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and the consolidated financial highlights for each of the five years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements, the financial highlights and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial highlights and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital Strategies, Ltd. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, and its consolidated financial highlights for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Capital Strategies, Ltd.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

McLean, Virginia

March 14, 2005

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003
Assets
Investments at fair value (cost of $3,236,249 and $2,042,914, respectively)
Non-Control/Non-Affiliate investments	$1,157,406	$756,158
Affiliate investments	408,529	137,917
Control investments	1,654,075	1,041,144
Interest rate derivative agreements	1,678	3,128

Total investments at fair value	3,221,688	1,938,347
Cash and cash equivalents	58,367	8,020
Restricted cash	141,895	75,935
Interest receivable	22,053	17,636
Other	47,424	28,390

Total assets	$3,491,427	$2,068,328

Liabilities and Shareholders’ Equity
Debt	$1,560,978	$840,211
Interest rate derivative agreements	17,396	26,604
Accrued dividends payable	5,322	3,957
Other	35,305	21,641

Total liabilities	1,619,001	892,413

Commitments and Contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 88,705 and 66,930 issued, and 88,705 and 65,949 outstanding, respectively	887	659
Capital in excess of par value	2,010,063	1,360,181
Unearned compensation	(36,690)	(21,286)
Notes receivable from sale of common stock	(6,845)	(8,783)
Distributions in excess of net realized earnings	(63,032)	(23,685)
Net unrealized depreciation of investments	(31,957)	(131,171)

Total shareholders’ equity	1,872,426	1,175,915

Total liabilities and shareholders’ equity	$3,491,427	$2,068,328

See accompanying notes.

AMERICAN CAPITAL STRATEGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$113,668	$88,833	$72,569
Affiliate investments	36,326	11,651	1,635
Control investments	121,239	75,788	59,017
Interest rate derivative agreements	—	(17,214)	(11,153)

Total interest and dividend income	271,233	159,058	122,068

Fees
Non-Control/Non-Affiliate investments	21,688	15,408	9,422
Affiliate investments	5,663	2,031	459
Control investments	37,498	29,783	15,073

Total fee income	64,849	47,222	24,954

Total operating income	336,082	206,280	147,022

OPERATING EXPENSES:
Interest	36,851	18,514	14,321
Salaries and benefits	40,446	27,950	18,621
General and administrative	26,487	16,529	11,531
Stock-based compensation	10,067	2,584	—

Total operating expenses	113,851	65,577	44,473

OPERATING INCOME BEFORE INCOME TAXES	222,231	140,703	102,549

Provision for income taxes	(2,130)	—	—

NET OPERATING INCOME	220,101	140,703	102,549

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	13,978	10,873	(21,992)
Affiliate investments	3,411	1,374	160
Control investments	(37,365)	9,759	1,091
Interest rate derivative periodic payments	(17,894)	—	—

Total net realized (loss) gain on investments	(37,870)	22,006	(20,741)

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	91,456	(53,504)	(35,025)
Interest rate derivative periodic payment accrual	(3,167)	—	—
Interest rate derivative agreements	10,925	8,779	(26,722)

Total net unrealized appreciation (depreciation) of investments	99,214	(44,725)	(61,747)

Total net gain (losses) of investments	61,344	(22,719)	(82,488)

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$281,445	$117,984	$20,061

NET OPERATING INCOME PER COMMON SHARE:
Basic	$2.88	$2.58	$2.60
Diluted	$2.83	$2.56	$2.57
NET EARNINGS PER COMMON SHARE:
Basic	$3.69	$2.16	$0.51
Diluted	$3.63	$2.15	$0.50
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	76,362	54,632	39,418
Diluted	77,638	54,996	39,880
DIVIDENDS DECLARED PER COMMON SHARE	$2.91	$2.79	$2.57

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06)	$9,749	$9,786
		Common Stock Warrants (2,004 shares)(1)	534	1,660

			10,283	11,446
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)	246	—
Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)	124	951
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (10.8%, Due 9/10)	14,820	14,820
		Subordinated Debt (16.0%, Due 9/11 - 9/12)	49,840	49,840

			64,660	64,660
BBB Industries, LLC	Auto Components	Senior Debt (10.4%, Due 11/09 - 5/11)	26,070	26,070
		Subordinated Debt (17.5%, Due 11/11)	4,939	4,939

			31,009	31,009
BC Natural Foods LLC	Food Products	Senior Debt (10.4%, Due 9/07)	4,786	4,786
		Subordinated Debt (16.5%, Due 1/08 - 7/09)	28,490	28,490
		Common Membership Warrants (15.2% membership interest)(1)	3,331	8,658

			36,607	41,934
BLI Holdings Corp.	Personal Products	Subordinated Debt (16.5%, Due 10/10)(1)	17,326	3,342
Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.4%, Due 9/12- 8/13)	12,494	12,494
Bumble Bee Seafoods, L.P.	Food Products	Partnership Units (465 units)(1)	465	2,487
CamelBak Products, LLC	Leisure Equipment & Products	Subordinated Debt (14.8%, Due 11/10)	38,797	38,797
Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.8%, Due 3/10)	21,575	21,666
		Common Stock Warrants (197,322 shares)(1)	5,418	3,812
		Common Stock (11,850 shares)(1)	—	—
		Redeemable Preferred Stock (11,850 shares)(1)	441	141

			27,434	25,619
CIVCO Holding, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.1%, Due 7/10 - 7/11)	24,413	24,413
		Common Stock (210,820 shares)(1)	2,127	1,491
		Common Stock Warrants (609,060 shares)(1)	2,934	4,307

			29,474	30,211

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10)	14,774	14,774
		Common Stock Warrants (6,828 shares)(1)	695	695

			15,469	15,469
Corrpro Companies, Inc.(2)	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11)	11,076	11,076
		Common Stock Warrants (5,799,187 shares)(1)	3,865	3,865
		Redeemable Preferred Stock (2,000 shares)	1,282	1,282

			16,223	16,223
Directed Electronics, Inc.	Household Durables	Subordinated Debt (11.1%, Due 6/11- 6/12)	73,128	73,128
Dynisco Parent, Inc.	Electronic Equipment & Instruments	Subordinated Debt (12.6%, Due 10/11)	27,119	27,119
		Common Stock (10,000 shares)(1)	1,000	1,000
		Common Stock Warrants (2,115 shares)(1)	210	210

			28,329	28,329
Erickson Construction, LLC	Building Products	Senior Debt (9.3%, Due 9/09)	39,527	39,527
Euro-Pro Operating LLC	Household Durables	Senior Debt (15.0%, Due 9/08)	39,840	39,840
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)	14,169	14,169
		Common Stock Warrants (122,397 shares)(1)	122	122

			14,291	14,291
HMS Healthcare, Inc.	Health Care Providers & Services	Subordinated Debt (14.6%, Due 7/11 - 7/12)	40,386	40,386
		Common Stock (263,620 shares)(1)	264	2,474
		Redeemable Preferred Stock (263,620 shares)	2,839	2,839
		Common Stock Warrants (96,578 shares)(1)	97	906

			43,586	46,605
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12)	29,592	29,592
		Redeemable Preferred Stock (5,000 shares)	5,375	5,375

			34,967	34,967
HP Evenflo Acquisition Co.	Household Products	Senior Debt (10.7%, Due 8/10)	22,727	22,727
		Common Stock (250,000 shares)(1)	2,500	2,500

			25,227	25,227
Interior Specialist, Inc	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 9/10)	13,047	13,047

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
IST Acquisitions, Inc.	Electrical Equipment	Senior Debt (9.6%, Due 5/05 - 10/11)	15,031	15,031
		Subordinated Debt (14.0%, Due 5/11 - 5/12)	8,572	8,572
		Common Stock (10,000 shares)(1)	1,000	1,000
		Redeemable Preferred Stock (22,000 shares)	14,924	14,924
		Common Stock Warrants (83,458 shares)(1)	8,346	8,346

			47,873	47,873
JAG Industries, Inc.	Metals & Mining	Subordinated Debt (0.0%, Due 10/18) (1)	1,358	61
Kelly Aerospace, Inc.	Aerospace & Defense	Subordinated Debt (13.5%, Due 2/09)	9,286	9,286
		Common Stock Warrants (250 shares)(1)	1,588	2,219

			10,874	11,505

Mobile Tool International, Inc.	Machinery	Subordinated Debt (9.2%, Due 4/06) (1)	1,068	115
Montana Silversmiths, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (8.8%, Due 10/06 - 10/11)	11,027	11,027
		Subordinated Debt (14.0%, Due 10/12)	10,880	10,880

			21,907	21,907
MP TotalCare, Inc.	Healthcare Equipment & Supplies	Senior Debt (12.8%, Due 10/10)	14,835	14,835
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10)	8,400	8,400
		Common Stock Warrants (247,368 shares)(1)	1,232	2,333

			9,632	10,733
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants (405,326 shares)(1)	612	—
		Convertible Preferred Stock (155,280 shares)(1)	1,319	300

			1,931	300
Pelican Products, Inc.	Containers & Packaging	Senior Debt (9.5%, Due 10/11)	14,778	14,778
Phillips & Temro Holdings LLC	Auto Components	Senior Debt (8.8%, Due 12/09 - 12/11)	23,461	23,461
		Subordinated Debt (15.0%, Due 11/09 - 12/12)	14,775	14,775

			38,236	38,236
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)	2,577	14,501
Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)	25,578	25,578

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (10.6%, Due 6/05 - 6/10)	4,731	4,731
		Subordinated Debt (14.4%, Due 6/11 - 6/12)	11,855	11,855
		Convertible Preferred Stock (3,000 shares)	303	303
		Redeemable Preferred Stock (11,000 shares)	6,594	6,594
		Convertible Preferred Stock Warrants (50,175 shares)(1)	5,028	5,028

			28,511	28,511
Sanda Kan (Cayman I) Holdings Company Limited (3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)	6,582	6,203
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 - 7/12)	9,916	9,916
		Common Stock Warrants (5,187 shares)(1)	489	489

			10,405	10,405
Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (9.7%, Due 8/09 - 8/11)	31,406	31,406
		Common Stock (50,000 shares)(1)	500	500

			31,906	31,906
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (8.2%, Due 8/09)	9,799	9,799
		Subordinated Debt (15.9%, Due 8/12)	12,258	12,258

			22,057	22,057
Stravina Operating Company, LLC	Personal Products	Senior Subordinated Debt (17.0%, Due 5/10)	20,259	20,259
		Junior Subordinated Debt (18.5%, Due 8/11)(1)	7,820	7,643
		Common Stock (1,000 shares)(1)	1,000	—

			29,079	27,902
Supreme Corq Holdings, LLC	Household Products	Senior Debt (5.9%, Due 6/09 - 6/10)	2,095	2,095
		Subordinated Debt (12.0%, Due 6/12)	4,577	4,577
		Common Membership Warrants (3,359 units)(1)	381	381

			7,053	7,053
Technical Concepts Holdings, LLC	Building Products	Senior Debt (8.3%, Due 2/08 - 2/10)	15,563	15,563
		Subordinated Debt (12.3%, Due 2/11 - 2/12)	13,460	13,460
		Common Membership Warrants (792,149 units)(1)	1,703	1,703

			30,726	30,726
The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (9.6%, Due 5/10)	17,145	17,145
		Subordinated Debt (14.5%, Due 5/12)	12,540	12,540

			29,685	29,685

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
The Lion Brewery, Inc.	Beverages	Subordinated Debt (9.8%, Due 1/09)	6,169	6,215
		Common Stock Warrants (540,000 shares)(1)	675	4,381

			6,844	10,596
The Tensar Corporation (formerly	Construction & Engineering	Subordinated Debt (15.0%, Due 6/11)	23,680	23,680
Atlantech Holding Corp.)		Common Stock (122,301 shares)(1)	243	1,351
		Common Stock Warrants (403,770 shares)(1)	6,006	4,459
		Redeemable Preferred Stock (53,490 shares)	904	904

			30,833	30,394
ThreeSixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (10.3%, Due 9/08)	9,229	9,229
		Common equity (1)	4,093	—

			13,322	9,229
T-NETIX, Inc.	Diversified Telecommunication Services	Common Stock (17,544 shares)(1)	1,000	1,000
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (9.6%, Due 3/11)	12,881	12,881
		Subordinated Debt (15.0%, Due 4/12)	15,772	15,772

			28,653	28,653
UAV Corporation	Leisure Equipment & Products	Subordinated Debt (16.3%, Due 5/10)	14,746	14,746
Valley Proteins, Inc.	Food Products	Subordinated Debt (11.3%, Due 6/11)	9,881	9,881
Vigo Remittance Corp.	Diversified Financial Services	Common Stock Warrants (50,000 shares)(1)	1,213	1,396
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10)	9,958	9,958
		Common Stock Warrants (4,284 shares)(1)	462	462

			10,420	10,420
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.8%, Due 12/06 - 12/07)	8,670	6,891
		Common Membership Warrants (1,832 units)(1)	2,246	892

			10,916	7,783
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (17.3%, Due 6/10)	7,678	7,678
WIL Research Holding Company, Inc.	Pharmaceuticals & Biotechnology	Subordinated Debt (14.3%, Due 9/11)	14,941	14,941
		Redeemable Preferred Stock (5,000,000 shares)	5,204	5,204
		Convertible Preferred Stock (1,000,000 shares)	1,012	1,012

			21,157	21,157
Subtotal Non-Control / Non-Affiliate Investments			1,155,867	1,157,406

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Senior Debt (12.3%, Due 3/10)	8,901	8,901
		Subordinated Debt (16.0%, Due 11/10 - 11/11)	29,311	29,311
		Common Stock (855 shares)(1)	27,246	42,046

			65,458	80,258
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of Co.	26,617	26,617
ACS PTI, Inc.	Auto Components	Common Stock (1,000 shares)(1)	348	2,239
Aeriform Corporation	Chemicals	Senior Debt (7.8%, Due 6/08)	21,704	21,704
		Senior Subordinated Debt (14.0%, Due 5/09)	429	429
		Junior Subordinated Debt (0.0%, Due 5/09) (1)	34,959	1,130
		Common Stock Warrants (2,419,483 shares)(1)	4,360	—
		Redeemable Preferred Stock (10 shares)(1)	118	—

			61,570	23,263
American Decorative Surfaces	Building Products	Senior Debt (6.7%, Due 5/05)	1,000	1,000
International, Inc.		Subordinated Debt (7.0%, Due 5/11 - 5/12)(1)	16,727	7,661
		Common Stock (1 share)(1)	10,543	—
		Common Stock Warrants (94,868 shares)(1)	—	—
		Convertible Preferred Stock (100,000 shares)(1)	13,674	—

			41,944	8,661
ASC Industries, Inc	Auto Components	Subordinated Debt (12.4%, Due 10/10 - 10/11)	18,336	18,336
		Common Stock Warrants (74,888 shares)(1)	6,531	23,401
		Redeemable Preferred Stock (72,000 shares)	4,500	4,500

			29,367	46,237
Automatic Bar Controls, Inc.	Commercial Services & Supplies	Senior Debt (10.5%, Due 6/07)	11,031	11,031
		Subordinated Debt (17.1%, Due 6/09)	14,524	14,524
		Common Stock (595,364 shares)(1)	7,000	20,725
		Common Stock Warrants (15,459 shares)(1)	182	519

			32,737	46,799

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (9.3%, Due 12/07)	5,251	5,251
		Subordinated Debt (14.0%, Due 3/09)	5,409	5,448
		Subordinated Debt (14.0%, Due 3/09)(1)	12,452	3,998
		Common Stock Warrants (4,268,905 shares)(1)	2,599	—
		Convertible Preferred Stock (13,301,300 shares)(1)	2,732	—

			28,443	14,697
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14)	2,824	2,824
		Common Stock (100 shares)(1)	483	476

			3,307	3,300
Bridgeport International, LLC(3)	Machinery	Senior Debt (8.3%, Due 9/07)	8,812	8,812
		Common Stock (2,000,000 shares)(1)	2,000	—
		Convertible Preferred Stock (5,000,000 shares)(1)	5,000	1,767

			15,812	10,579
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)	1,492	400
Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt (6.2%, Due 9/07)	9,966	18,320
		Subordinated Debt (19.1%, Due 10/05 - 12/15)	12,426	5,466
		Redeemable Preferred Stock (7,200 shares)(1)	6,896	—
		Convertible Preferred Stock (765 shares)(1)	3,529	—
		Common Stock Warrants (7,764 shares)(1)	—	—
		Common Stock (1 share)(1)	2,700	546

			35,517	24,332
Consolidated Utility Services, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 5/10)	2,965	2,965
		Common Stock (39,406 shares) (1)	—	—
		Redeemable Preferred Stock (2,425,000 shares)	2,425	2,425

			5,390	5,390
Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt (14.3%, Due 9/11 - 9/12)	13,810	13,810
		Redeemable Preferred Stock (252,020 shares)	16,307	16,307
		Common Stock Warrants (111,965 shares)(1)	11,197	11,197
		Common Stock (65,000 shares)(1)	6,500	6,500

			47,814	47,814

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Cycle Gear, Inc.	Specialty Retail	Senior Debt (10.1%, Due 9/05)	145	145
		Subordinated Debt (11.0%, Due 9/06)	12,535	12,574
		Common Stock Warrants (104,439 shares)(1)	973	4,112
		Redeemable Preferred Stock (57,361 shares)	3,082	3,082

			16,735	19,913
DanChem Technologies, Inc.	Chemicals	Senior Debt (8.4%, Due 2/08 - 12/10)	11,929	11,929
		Subordinated Debt (12.0%, Due 2/09)	6,191	6,191
		Common Stock (427,719 shares)(1)	2,500	348
		Redeemable Preferred Stock (5,249 shares)(1)	4,155	4,155
		Common Stock Warrants (401,622 shares)(1)	2,221	1,706

			26,996	24,329
Dosimetry Acquisitions (U.S.), Inc. (3)	Electrical Equipment	Senior Debt (8.3%, Due 6/05 - 6/10)	30,530	30,530
		Subordinated Debt (15.1%, Due 6/11)	17,131	17,131
		Common Stock (10,000 shares)(1)	1,769	1,769
		Common Stock Warrants (73,333 shares)(1)	12,775	12,775
		Redeemable Preferred Stock (16,900 shares)	12,510	12,510

			74,715	74,715
eLynx Holdings, Inc.	IT Services	Senior Debt (9.3%, Due 12/07 - 12/09)	10,175	10,175
		Subordinated Debt (15.0%, Due 12/10 - 12/11)	8,382	8,382
		Common Stock (9,326 shares)(1)	933	933
		Redeemable Preferred Stock (17,488 shares)	6,676	6,676
		Common Stock Warrants (108,735 shares)(1)	10,874	10,874

			37,040	37,040
Escort Inc.	Household Durables	Senior Debt (14.2%, Due 7/09)	5,728	5,728
		Subordinated Debt (12.4%, Due 7/11 - 7/12)	17,688	17,688
		Redeemable Preferred Stock (90,000 shares)	4,868	4,868
		Common Stock Warrants (175,562 shares)(1)	8,783	37,697

			37,067	65,981
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (7.3%, Due 5/05 - 3/08)	8,582	8,622
		Subordinated Debt (11.0%, Due 3/08)	7,686	7,697
		Common Stock Warrants (31,897 shares)(1)	1,110	69
		Convertible Preferred Stock (258,618 shares)(1)	4,302	334

			21,680	16,722

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
European Touch LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06)	3,418	3,418
		Subordinated Debt (12.4%, Due 11/06)	13,181	13,181
		Common Stock (2,895 shares)(1)	1,500	4,525
		Redeemable Preferred Stock (450 shares)	515	515
		Common Stock Warrants (7,105 shares)(1)	3,683	11,862

			22,297	33,501
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (15.7%, Due 11/09)	4,452	4,452
		Subordinated Debt (14.9%, Due 11/10 - 11/11)	11,070	11,070
		Common Stock (970,583 shares)(1)	9,706	14,658
		Redeemable Preferred Stock (145,000 shares)	9,886	9,886

			35,114	40,066
Future Food, Inc.	Food Products	Senior Debt (10.2%, Due 7/10)	9,849	9,849
		Subordinated Debt (12.4%, Due 7/11 - 7/12)	12,577	12,577
		Common Stock (92,738 shares)(1)	18,500	18,500
		Common Stock Warrants (6,500 shares)(1)	1,297	1,297

			42,223	42,223
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Senior Debt (10.6%, Due 11/11)	3,941	3,941
		Subordinated Debt (16.0%, Due 9/09 - 9/10)	17,680	17,680
		Common Stock (14,140 shares)(1)	1,414	1,414
		Redeemable Preferred Stock (16,160 shares)	10,711	10,711
		Common Stock Warrants (71,557 shares)(1)	7,132	7,132

			40,878	40,878
Halex Holdings, Inc.	Construction Materials	Senior Debt (10.6%, Due 7/08 - 10/08)	15,925	15,925
		Subordinated Debt (17.1%, Due 8/10)	28,035	28,035
		Common Stock (163,083 shares)(1)	6,784	6,784
		Redeemable Preferred Stock (1,000 shares)	13,931	13,931
		Convertible Preferred Stock (145,996 shares)	1,771	7,956

			66,446	72,631
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt (8.4%, Due 5/05)	11,180	11,180
		Subordinated Debt (14.5%, Due 5/10)	13,257	13,257
		Common Membership Warrants (41.7% membership interest)(1)	3,572	1,527

			28,009	25,964

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Hospitality Mints, Inc.	Food Products	Senior Debt (10.2%, Due 11/10)	7,383	7,383
		Subordinated Debt (12.4%, Due 11/11 - 11/12)	18,173	18,173
		Convertible Preferred Stock (95,198 shares)	20,586	20,586
		Common Stock Warrants (86,817 shares)(1)	54	54

			46,196	46,196
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08)	15,604	15,694
		Common Stock (426,205 shares)(1)	4,760	—
		Redeemable Preferred Stock (23,803 shares)(1)	18,864	16,040
		Common Stock Warrants (530,000 shares)(1)	5,918	711

			45,146	32,445
Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 - 10/11)	21,522	21,522
		Common Stock (8,750 shares)(1)	3,500	8,305
		Redeemable Preferred Stock (1,000 shares)(1)	7,000	7,000
		Convertible Preferred Stock (8,750 shares)(1)	3,500	8,305

			35,522	45,132
KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 - 2/12)	21,574	21,574
		Common Stock (1,551,000 shares)(1)	1,550	53,499
		Redeemable Preferred Stock (13,950 shares)	14,981	14,981

			38,105	90,054
KIC Holdings, Inc. (formerly ACAS	Building Products	Senior Debt (12.5%, Due 9/07)	5,494	5,494
Holdings (Inca), Inc.)		Subordinated Debt (12.0%, Due 9/08)	11,649	11,649
		Redeemable Preferred Stock (30,087 shares)(1)	29,661	3,338
		Common Stock (3,761 shares)(1)	5,100	—
		Common Stock Warrants (156,613 shares)(1)	3,060	446

			54,964	20,927
Life-Like Holdings, Inc.	Leisure Equipment & Products	Senior Debt (7.1%, Due 6/07 - 6/10)	33,947	33,947
		Subordinated Debt (14.2%, Due 6/11 - 6/12)	21,352	21,352
		Common Stock (20,000 shares)(1)	2,000	2,000
		Redeemable Preferred Stock (8,800 shares)	5,231	5,231
		Common Stock Warrants (41,164 shares)(1)	4,116	4,116

			66,646	66,646

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Logex Corporation	Road & Rail	Senior Subordinated Debt (12.0%, Due 7/08)	18,689	18,689
		Junior Subordinated Debt (14.0%, Due 7/08)(1)	4,755	4,132
		Common Stock Warrants (137,839 shares)(1)	7,454	—
		Redeemable Preferred Stock (695 shares)(1)	3,930	—

			34,828	22,821
MBT International, Inc.	Distributors	Subordinated Debt (11.7%, Due 7/05 - 5/09)	16,246	16,246
		Common Stock (1,887,834 shares)(1)	1,233	—
		Common Stock Warrants (21,314,448 shares)(1)	5,254	3,350
		Redeemable Preferred Stock (2,250,000 shares)(1)	1,228	—

			23,961	19,596
Network for Medical Communication &	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06)	11,876	11,876
Research, LLC		Common Membership Warrants (50,128 units)(1)	2,038	46,419

			13,914	58,295
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.0%, Due 6/06 - 8/23)	58,493	58,524
		Subordinated Debt (8.0%, Due 7/13)	60	541
		Common Stock (771,839 shares)(1)	95	2,234

			58,648	61,299
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.0%, Due 12/08 - 12/09)	28,411	28,543
		Common Stock (100 shares)(1)	—	—
		Convertible Preferred Stock (32,043 shares)(1)	11,500	7,910

			39,911	36,453
nSpired Holdings, Inc.	Food Products	Senior Debt (7.4%, Due 12/08 - 12/09)	19,359	19,359
		Subordinated Debt (18.0%, Due 8/07)	9,263	9,263
		Common Stock (169,018 shares)(1)	5,000	—
		Redeemable Preferred Stock (25,500 shares)(1)	25,500	17,784

			59,122	46,406
Optima Bus Corporation	Machinery	Senior Debt (7.3%, Due 6/06 - 1/08)	3,734	3,734
		Subordinated Debt (10.0%, Due 5/11)(1)	5,103	4,313
		Common Stock (20,464 shares)(1)	1,896	—
		Convertible Preferred Stock (2,751,743 shares)(1)	24,625	—
		Common Stock Warrants (43,150 shares)(1)	4,041	—

			39,399	8,047

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10)	4,632	4,632
		Common Stock (341,222 shares)(1)	1,089	1,854

			5,721	6,486
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (9.5%, Due 12/09 - 6/11)	40,263	40,263
		Subordinated Debt (15.5%, Due 12/12)	21,690	21,690
		Common Stock (98,799 shares)(1)	20,562	20,562

			82,515	82,515
Precitech, Inc.	Machinery	Senior Debt (9.3%, Due 12/09 - 12/10)	4,553	4,553
		Senior Subordinated Debt (16.0%, Due 12/11)	2,000	2,000
		Junior Subordinated Debt (17.0% Due 12/12)(1)	5,073	1,092
		Redeemable Preferred Stock (35,807 shares)(1)	7,186	—
		Common Stock (22,040 shares)(1)	2,204	—
		Common Stock Warrants (22,783)(1)	2,278	—

			23,294	7,645
Roadrunner Freight Systems, Inc.	Road & Rail	Subordinated Debt (15.5%, Due 7/09 - 7/10)	4,334	4,334
		Common Stock (309,361 shares)(1)	13,550	23,035
		Common Stock Warrants (65,000 shares)(1)	2,840	4,602

			20,724	31,971
Specialty Brands of America, Inc.	Food Products	Senior Debt (8.2%, Due 12/05 - 12/09)	11,340	11,340
		Subordinated Debt (15.4%, Due 9/08 - 12/11)	15,942	15,942
		Redeemable Preferred Stock (209,303 shares)	12,892	12,892
		Common Stock (33,916 shares)(1)	3,392	3,392
		Common Stock Warrants (97,464 shares)(1)	9,746	9,746

			53,312	53,312
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)(1)	4,996	4,996
		Common Stock (4,735,000 shares)(1)	19,076	97
		Common Stock Warrants (465,000 shares)(1)	2,869	—

			26,941	5,093
Weber Nickel Technologies, Ltd. (3)	Machinery	Subordinated Debt (16.7%, Due 9/12)	10,760	10,760
		Common Stock (44,834 shares)(1)	1,171	1,171
		Redeemable Preferred Stock (14,796 shares)	12,070	12,070

			24,001	24,001
WWC Acquisitions, Inc	Commercial Services & Supplies	Senior Debt (9.4%, Due 12/07 - 12/11)	11,268	11,268
		Subordinated Debt (14.2%, Due 12/12 - 12/13)	21,681	21,681
		Common Stock (4,826,476 shares)(1)	21,237	21,237

			54,186	54,186

Subtotal Control Investments			1,692,072	1,654,075

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value

AFFILIATE INVESTMENTS
Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (8.1%, Due 12/09 - 12/10)	47,242	47,242
		Subordinated Debt (15.5%, Due 12/12)	26,595	26,595
		Common Stock (281,534 shares)(1)	—	4,407
		Common Stock Warrants (48 shares)(1)	—	1,584

			73,837	79,828
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.3%, Due 11/11)	67,608	67,608
		Common Stock (447,285 shares)(1)	45	2,821
		Convertible Preferred Stock (447,285 shares)	10,737	13,559
		Common Stock Warrants (132,957 shares)(1)	1,674	1,708

			80,064	85,696
FMI Holdco I, LLC	Road & Rail	Senior Debt (9.8%, Due 4/05 - 4/08)	18,183	18,183
		Subordinated Debt (13.0%, Due 4/10)	12,435	12,435
		Common units (589,373 units)(1)	2,683	1,306
		Preferred units (273,224 units)(1)	1,567	1,300

			34,868	33,224
Futurelogic Group, Inc.	Computers & Peripherals	Senior Debt (10.4%, Due 12/07)	13,811	13,811
		Subordinated Debt (13.9%, Due 12/10 - 6/11)	13,604	13,604
		Common Stock (20,000 shares)(1)	20	2,565
		Common Stock Warrants (10,425 shares)(1)	—	1,337

			27,435	31,317
Marcal Paper Mills, Inc.	Household Products	Senior Debt (15.8%, Due 12/06)	22,837	22,837
		Subordinated Debt (20.5%, Due 12/09)	22,786	22,786
		Common Stock Warrants (1)	5,001	4,773
		Common Stock (209,254 shares)(1)	—	—

			50,624	50,396

Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)	1,500	2,262
Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 - 2/12)	8,507	8,507
		Preferred Units (900 units)(1)	900	900
		Common Units (100,000 units)(1)	100	100
		Common Membership Warrants (41,360 units)(1)	41	41

			9,548	9,548
NWCC Acquisition, LLC	Containers & Packaging	Subordinated Debt (15.0%, Due 11/10)	9,743	9,743
		Common Units (320,924 units)(1)	291	24
		Redeemable Preferred Units (2,763,846 units)(1)	2,764	2,335

			12,798	12,102

PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)	1,052	5,192
Qualitor Component Holdings, LLC.	Auto Components	Subordinated Debt (15.0%, Due 12/12)	27,604	27,604
		Common Units (500,000 units)(1)	500	500
		Preferred Units (4,500,000 units)(1)	4,510	4,510

			32,614	32,614

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value

Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)	3,044	4,501
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (13.4%, Due 12/10)	8,805	8,805
		Subordinated Debt (14.5%, Due 12/11)	8,431	8,431
		Partnership Units (144,552 units)(1)	1,253	1,253
		Preferred Partnership Units (57,143 units)(1)	754	754

			19,243	19,243
The Hygenic Corporation	Health Care Equipment & Supplies	Subordinated Debt (15.5%, Due 1/12)	10,468	10,468
		Common Stock (200,000 shares)(1)	1,000	1,000
		Redeemable Preferred Stock (9,000 shares)	9,660	9,660

			21,128	21,128
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.0%, Due 12/05 - 6/07)	16,088	16,088
		Common Stock (131,399 shares)(1)	13	936
		Redeemable Preferred Stock (131,399 shares)	4,454	4,454

			20,555	21,478

Subtotal Affiliate Investments			388,310	408,529

INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap — Pay Fixed/ Receive Floating	4 Contracts Notional Amounts Totaling $217,000	—	1,011
	Interest Rate Swaption — Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $7,093	—	200
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $28,703	—	467

Subtotal Interest Rate Derivative Agreements			—	1,678

Total Investment Assets			$3,236,249	$3,221,688

INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap — Pay Fixed/ Receive Floating	30 Contracts Notional Amounts Totaling $802,956	$—	$(17,008)

	Interest Rate Swap — Pay Floating/ Receive Floating	7 Contracts Notional Amounts Totaling $135,103	—	(388)

Total Investment Liabilities			$—	$(17,396)

(1)	Non-income producing.
(2)	Public company.
(3)	Foreign investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS
A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06)	$9,645	$9,699
		Common Stock Warrants (2,004 shares)(1)	534	394

			10,179	10,093
Academy Events Services, LLC	Commercial Services & Supplies	Senior Debt (11.1%, Due 9/08)	5,975	5,975
		Subordinated Debt (16.0%, Due 9/08)(1)	6,947	270
		Common Membership Warrants (1,033,333 units)(1)	636	—
		Common Units (500,000 units)(1)	—	—
		Redeemable Preferred Units (4,950 units)(1)	500	—

			14,058	6,245
ACE Cash Express, Inc.(2)	Diversified Financial Services	Subordinated Debt (12.4%, Due 3/06 - 3/10)	36,725	36,725
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)	246	228
Alemite Holdings, Inc.	Machinery	Subordinated Debt (15.0%, Due 6/09)	10,427	10,427
		Common Stock Warrants (146,250 shares)(1)	124	124

			10,551	10,551
Atlantech Holding Corp.	Construction & Engineering	Subordinated Debt (13.0%, Due 12/07)	14,293	14,353
		Common Stock Warrants (403,770 shares)(1)	6,007	5,039
		Redeemable Preferred Stock (68,833 shares)(1)	1,283	824
		Common Stock (68,811 shares)(1)	2	—

			21,585	20,216
Baran Group, Ltd(2)(3)	Communications Equipment	Common Stock (37,362 shares)(1)	2,373	284
BC Natural Foods LLC	Food Products	Senior Debt (9.3%, Due 9/07)	5,379	5,379
		Subordinated Debt (13.2%, Due 1/08 - 7/09)	26,725	26,725
		Common Membership Warrants (15.2% membership interest)(1)	3,331	6,513

			35,435	38,617
BLI Holdings Corp.	Personal Products	Subordinated Debt (16.5%, Due 10/10)	16,912	16,912
Bumble Bee Seafoods, L.P.	Food Products	Subordinated Debt (14.5%, Due 5/09)	14,764	14,764
		Partnership Units (465 units)(1)	421	2,510

			15,185	17,274
CamelBak Products, LLC	Leisure Equipment & Products	Subordinated Debt (14.8%, Due 11/10)	37,634	37,634

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (14.9%, Due 8/07)	17,981	18,101
		Common Stock Warrants (197,322 shares)(1)	5,418	4,316
		Common Stock (11,850 shares)	—	—
		Redeemable Preferred Stock (11,850 shares)	441	430

			23,840	22,847
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt (15.0%, Due 11/11)	37,038	37,038
		Common Stock Warrants (132,957 shares)(1)	1,676	1,676

			38,714	38,714
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Senior Debt (18.7%, Due 1/10)	3,981	3,981
		Subordinated Debt (16.0%, Due 7/10)	14,403	14,403
		Common Stock Warrants (6,828 shares)(1)	695	695

			19,079	19,079
Cycle Gear, Inc.	Specialty Retail	Senior Debt (7.0%, Due 9/06)	328	328
		Subordinated Debt (9.0%, Due 9/06)	9,533	9,591
		Common Stock Warrants (100,203 shares)(1)	973	5,378
		Redeemable Preferred Stock (33,777 shares)	1,836	1,836

			12,670	17,133
DigitalNet, Inc.(2)	IT Services	Common Stock Warrants (31 shares)(1)	624	488
Erie County Plastics Corporation	Containers & Packaging	Subordinated Debt (17.0%, Due 5/09)	9,685	9,707
		Common Stock Warrants (333,721 shares)(1)	1,170	1,027

			10,855	10,734
Euro-Pro Operating LLC	Household Durables	Senior Debt (13.8%, 9/08)	39,808	39,808
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)	13,721	13,721
		Common Stock Warrants (122,397 shares)(1)	123	123

			13,844	13,844
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt (12.0%, Due 5/05)	3,463	3,463
		Subordinated Debt (15.0%, Due 5/10)	12,238	12,238
		Common Membership Warrants (41.7% membership interest)(1)	3,572	4,918

			19,273	20,619
JAG Industries, Inc.	Metals & Mining	Subordinated Debt (0.0%, Due 10/18)(1)	1,438	141
Kelly Aerospace, Inc.	Aerospace & Defense	Subordinated Debt (13.5%, Due 2/09)	9,203	9,203
		Common Stock Warrants (250 shares)(1)	1,588	1,588

			10,791	10,791

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Marcal Paper Mills, Inc.	Household Products	Senior Debt (15.3%, Due 12/06)	16,136	16,136
		Subordinated Debt (20.5%, Due 12/09)	20,538	20,538
		Common Stock Warrants(1)	5,001	4,774

			41,675	41,448
MATCOM International Corp.	IT Services	Senior Debt (11.7%, Due 11/06)	7,660	7,660
		Subordinated Debt (18.0%, Due 11/06)	5,688	5,688
		Common Stock Warrants (354,226 shares)(1)	805	805

			14,153	14,153
Mobile Tool International, Inc.	Machinery	Subordinated Debt (8.2%, Due 4/06)(1)	2,698	1,056
MP TotalCare, Inc.	Healthcare Equipment & Supplies	Senior Debt (11.6%, Due 10/10)	14,816	14,816
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10)	8,172	8,172
		Common Stock Warrants (247,368 shares)(1)	1,232	2,333

			9,404	10,505
Nancy’s Specialty Foods, Inc.	Food Products	Subordinated Debt (16.0%, Due 9/09)	15,030	15,030
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants (405,326 shares)(1)	612	101
		Convertible Preferred Stock (155,280 shares)(1)	1,320	775

			1,932	876
Phillips & Temro Holdings LLC	Auto Components	Subordinated Debt (12.0%, Due 11/09)	4,667	4,667
		Common Membership Warrants (348 units)(1)	348	1,644

			5,015	6,311
Plastech Engineered Products, Inc.	Auto Components	Subordinated Debt (14.5%, 12/08)	9,349	9,349
		Common Stock Warrants (2,145 shares)(1)	2,577	9,221

			11,926	18,570
Riddell Holdings, LLC	Leisure Equipment & Products	Subordinated Debt (15.0%, Due 6/09)	20,219	20,219
		Common Units (2,134,976 units)(1)	2,141	2,141
		Preferred Units (865,024 units)	859	859

			23,219	23,219
Stravina Operating Company, LLC	Personal Products	Subordinated Debt (17.4%, Due 5/10 - 8/11)	27,048	27,048
		Common Stock (1,000 shares)(1)	1,000	1,000

			28,048	28,048
Technical Concepts Holdings, LLC	Building Products	Senior Debt (7.4%, Due 2/08 - 2/10)	17,235	17,235
		Subordinated Debt (12.3%, Due 2/11 - 2/12)	13,325	13,325
		Common Membership Warrants (792,149 units)(1)	1,703	1,703

			32,263	32,263

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value

The L.A. Studios, Inc.	Media	Subordinated Debt (9.5%, Due 5/05)	2,266	2,271
The Lion Brewery, Inc.	Beverages	Subordinated Debt (8.5%, Due 1/09)	6,087	6,143
		Common Stock Warrants (540,000 shares)(1)	675	4,012

			6,762	10,155
ThreeSixty Sourcing, Ltd.(3)	Commercial Services & Supplies	Senior Debt (12.0%, Due 12/04)	4,500	4,500
		Subordinated Debt (15.0%, Due 9/09)	19,550	18,490
		Common Stock Warrants (5,039 shares)(1)	1,387	—

			25,437	22,990
TransCore Holdings, Inc.	IT Services	Subordinated Debt (13.0%, Due 8/06)	25,332	25,435
		Common Stock Warrants (186,396 shares)(1)	4,368	14,567
		Redeemable Preferred Stock (15,189 shares)	575	575
		Convertible Preferred Stock (31,096 shares)	2,901	2,901

			33,176	43,478
UAV Corporation	Leisure Equipment & Products	Subordinated Debt (16.3%, Due 5/10)	14,033	14,033
Vigo Remittance Corp.	Diversified Financial Services	Senior Debt (8.2%, Due 7/04 - 3/09)	13,918	13,918
		Subordinated Debt (13.0%, Due 3/11)	18,757	18,757
		Common Stock Warrants (50,000 shares)(1)	1,213	1,213

			33,888	33,888
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10)	9,706	9,706
		Common Stock Warrants (4,284 shares)(1)	462	462

			10,168	10,168
Warner Power, LLC	Electrical Equipment	Senior Debt (10.0%, Due 11/06)	997	997
		Subordinated Debt (12.8%. Due 12/06 - 12/07)	8,347	8,379
		Common Membership Warrants (1,832 units)(1)	2,246	1,735

			11,590	11,111
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (17.3%, Due 6/10)	12,792	12,792

Subtotal Non-Control / Non-Affiliate Investments			742,110	756,158

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Senior Debt (11.1%, Due 3/10)	8,888	8,888
		Subordinated Debt (16.0%, Due 11/10 - 11/11)	21,743	21,743
		Common Stock (855 shares)(1)	27,246	29,636

			57,877	60,267

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
ACAS Holdings (Inca), Inc.	Building Products	Senior Debt (12.5%, Due 9/07)	5,651	5,651
		Subordinated Debt (12.0%, Due 9/04)	10,957	10,988
		Redeemable Preferred Stock (29,437 shares)(1)	29,011	5,588
		Common Stock (3,761 shares)(1)	5,100	—
		Common Stock Warrants (156,613 shares)(1)	3,060	661

			53,779	22,888
Aeriform Corporation	Chemicals	Senior Debt (13.0%, Due 6/08)	5,047	5,047
		Senior Subordinated Debt (10.0%, Due 5/09)	15,301	15,353
		Junior Subordinated Debt (0.0%, Due 12/06)(1)	16,117	10,386
		Common Stock Warrants (2,419,483 shares)(1)	4,360	—
		Redeemable Preferred Stock (10 shares)(1)	118	—

			40,943	30,786
American Decorative Surfaces International, Inc.	Building Products	Subordinated Debt (7.8%, 5/11 - 5/12)	26,202	21,035
		Common Stock (1 share)(1)	—	—
		Common Stock Warrants (94,868 shares)(1)	—	—
		Convertible Preferred Stock (100,000 shares)(1)	13,674	—

			39,876	21,035
ASC Industries, Inc	Auto Components	Subordinated Debt (12.4%, Due 10/10 - 10/11)	18,077	18,077
		Common Stock Warrants (74,888 shares)(1)	6,531	12,290
		Redeemable Preferred Stock (72,000 shares)	3,940	3,940

			28,548	34,307
Automatic Bar Controls, Inc.	Commercial Services & Supplies	Senior Debt (9.4%, Due 6/07)	13,611	13,611
		Subordinated Debt (17.1%, Due 6/09)	14,195	14,195
		Common Stock (595,364 shares)(1)	7,000	16,657
		Common Stock Warrants (15,459 shares)(1)	182	425

			34,988	44,888
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (8.1%, Due 12/07)	5,250	5,250
		Subordinated Debt (14.0%, Due 3/09)	17,198	8,801
		Common Stock Warrants (4,268,905 shares)(1)	2,599	—
		Convertible Preferred Stock (13,301,300 shares)(1)	2,733	—

			27,780	14,051

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (7.0%, Due 5/12)	2,823	2,823
		Common Stock (100 shares)(1)	363	476

			3,186	3,299
Bridgeport International, Inc.(3)	Machinery	Senior Debt (5.4%, Due 9/07)	11,714	11,714
		Subordinated Debt (15.0%, Due 9/08)	5,667	5,719
		Common Stock (2,000,000 shares)(1)	2,000	—
		Convertible Preferred Stock (5,000,000 shares)(1)	5,000	2,688

			24,381	20,121
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)	1,492	500
Chromas Technologies Corp.(3)	Machinery	Senior Debt (6.0%, Due 9/05 - 11/06) (1)	1,078	1,078
		Subordinated Debt (14.6%, Due 2/06 - 8/07) (1)	17,080	2,919
		Common Stock (170,625 shares)(1)	1,500	—
		Common Stock Warrants (125,000 shares)(1)	1,071	—
		Redeemable Preferred Stock(1)	6,222	—
		Convertible Preferred Stock (195,000 shares)(1)	6,680	—

			33,631	3,997
Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt (4.8%, Due 12/04 - 9/07)	7,542	7,542
		Subordinated Debt (17.8%, Due 10/05 - 12/15)	11,093	9,681
		Redeemable Preferred Stock (7,200 shares)(1)	6,896	—
		Convertible Preferred Stock (765 shares)(1)	3,529	—
		Common Stock Warrants (7,764 shares)(1)	—	—
		Common Stock (1 share)(1)	2,700	546

			31,760	17,769
DanChem Technologies, Inc.	Chemicals	Senior Debt (11.4%, Due 2/08)	12,512	12,512
		Subordinated Debt (12.3%, Due 2/09)	8,514	8,514
		Common Stock (427,719 shares) (1)	2,500	56
		Common Stock Warrants (401,622 shares)(1)	2,221	2,040

			25,747	23,122
Escort Inc.	Household Durables	Senior Debt (13.1%, Due 7/09)	5,723	5,723
		Subordinated Debt (12.4%, Due 7/11 - 7/12)	17,394	17,394
		Redeemable Preferred Stock (90,000 shares)	4,794	4,794
		Common Stock Warrants (175,562 shares)	8,783	10,724

			36,694	38,635

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (6.1%, Due 5/05 - 3/08)	7,866	7,915
		Subordinated Debt (11.0%, Due 3/08)	7,653	7,666
		Common Stock Warrants (31,897 shares)(1)	1,110	116
		Convertible Preferred Stock (258,618 shares)(1)	4,302	1,312

			20,931	17,009
European Touch LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06)	4,766	4,766
		Subordinated Debt (12.3%, Due 11/06)	12,119	12,119
		Common Stock (2,895 shares)(1)	1,500	4,913
		Redeemable Preferred Stock (450 shares)	477	477
		Common Stock Warrants (7,105 shares)(1)	3,683	7,309

			22,545	29,584
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (12.5%, Due 11/08 - 11/09)	8,230	8,230
		Subordinated Debt (14.9%, Due 11/10 - 11/11)	10,765	10,765
		Common Stock (970,583 shares)(1)	9,706	9,706
		Redeemable Preferred Stock (145,000 shares)	8,644	8,644

			37,345	37,345
Fulton Bellows & Components, Inc.	Machinery	Senior Debt (8.0%, Due 3/07 - 3/10)(1)	12,750	8,791
		Subordinated Debt (12.5%, Due 3/08)(1)	6,799	—
		Common Stock Warrants (120,000 shares)(1)	1,305	—

			20,854	8,791
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 9/09 - 9/10)	17,227	17,227
		Common Stock (17,500 shares)(1)	1,750	1,750
		Redeemable Preferred Stock (20,000 shares)	11,588	11,588
		Common Stock Warrants (88,560 shares)(1)	8,827	8,827

			39,392	39,392
Halex Holdings, Inc.	Construction Materials	Subordinated Debt (17.1%, Due 8/10)	20,782	20,782
		Redeemable Preferred Stock (963 shares)	12,704	12,704
		Convertible Preferred Stock (140,600 shares)(1)	1,406	6,004

			34,892	39,490
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08)	15,426	15,540
		Common Stock (426,205 shares)(1)	4,760	—
		Redeemable Preferred Stock (23,803 shares)(1)	18,864	15,968
		Common Stock Warrants (530,000 shares)(1)	5,918	783

			44,968	32,291

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Jones Stephens Corp.	Building Products	Subordinated Debt (16.0%, Due 10/10 - 10/11)	20,843	20,843
		Common Stock (8,750 shares)(1)	3,500	3,500
		Redeemable Preferred Stock (1,000 shares)(1)	7,000	7,000
		Convertible Preferred Stock (8,750 shares)(1)	3,500	3,500

			34,843	34,843
Logex Corporation	Road & Rail	Subordinated Debt (12.4%, Due 7/08)	19,959	19,959
		Common Stock Warrants (137,839 shares)(1)	7,454	2,782
		Redeemable Preferred Stock (695 shares)(1)	3,930	390

			31,343	23,131
MBT International, Inc.	Distributors	Subordinated Debt (11.8%, Due 6/06 - 5/09)	15,325	15,329
		Common Stock (1,887,834 shares)(1)	1,233	29
		Common Stock Warrants (21,314,448 shares)(1)	5,254	5,254
		Redeemable Preferred Stock (2,250,000 shares)(1)	929	929

			22,741	21,541
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06)	13,892	13,892
		Common Membership Warrants (50,128 units)(1)	2,038	36,377

			15,930	50,269
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (8.9%, Due 6/06 - 8/23)	54,146	54,191
		Subordinated Debt (8.0%, Due 7/13)	18	499
		Common Stock (771,839 shares)(1)	95	2,234

			54,259	56,924
NewStarcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (11.8%, Due 9/08 - 12/09)	33,273	40,372
		Common Stock (100 shares)(1)	—	—
		Convertible Preferred Stock (32,043 shares)(1)	11,500	—

			44,773	40,372
nSpired Holdings, Inc.	Food Products	Senior Debt (8.1%, Due 12/08 - 12/09)	17,507	17,507
		Subordinated Debt (15.4%, Due 12/10 - 12/11)	8,895	8,895
		Common Stock (169,018 shares)(1)	5,000	5,000
		Redeemable Preferred Stock (25,500 shares)	25,500	25,500

			56,902	56,902

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Optima Bus Corporation	Machinery	Senior Debt (6.0%, Due 6/05 - 1/08)	3,126	3,126
		Subordinated Debt (8.0%, Due 5/11 - 5/13)	10,120	7,927
		Common Stock (20,464 shares)(1)	1,896	—
		Convertible Preferred Stock (1,842,222 shares)(1)	18,748	—
		Common Stock Warrants (43,150 shares)(1)	4,041	—

			37,931	11,053
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10)	19,112	19,112
		Common Stock (128,924 shares)(1)	2,500	6,897
		Common Stock Warrants (212,298 shares)(1)	4,116	11,357

			25,728	37,366
Precitech, Inc.	Machinery	Senior Debt (9.2%, Due 12/04 - 6/07)	9,585	9,585
		Subordinated Debt (12.0%, Due 6/10)	5,232	5,232
		Redeemable Preferred Stock (30,500 shares)(1)	2,241	—
		Common Stock (22,040 shares)(1)	2,204	—
		Common Stock Warrants (22,783 shares)(1)	2,278	154

			21,540	14,971
Roadrunner Freight Systems, Inc.	Road & Rail	Subordinated Debt (15.6%, Due 7/09 - 7/10)	16,960	16,960
		Common Stock (309,361 shares)(1)	13,550	16,487
		Common Stock Warrants (65,000 shares)(1)	2,840	3,226

			33,350	36,673
Specialty Brands of America, Inc.	Food Products	Senior Debt (5.9%, Due 12/04 - 12/09)	24,598	24,598
		Subordinated Debt (14.6%, Due 12/10 - 12/11)	15,553	15,553
		Redeemable Preferred Stock (209,303 shares)	11,184	11,184
		Common Stock (33,916 shares)(1)	3,392	3,392
		Common Stock Warrants (97,464 shares)(1)	9,746	9,746

			64,473	64,473
STACAS Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)	15,956	15,956
		Redeemable Preferred Stock (5,000 shares)(1)	5,000	2,355
		Common Stock (135,000 shares)(1)	—	—
		Common Stock Warrants (465,000 shares)(1)	2,869	2,755

			23,825	21,066

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
Sunvest Industries, Inc.	Metals & Mining	Senior Debt (4.6%, Due 12/05)(1)	7,011	—
		Subordinated Debt (17.0%, Due 12/08)(1)	5,642	—
		Common Stock Warrants (729 shares)(1)	1,358	—

			14,011	—
Texstars, Inc	Aerospace & Defense	Senior Debt (12.3%, Due 6/04 - 6/08)	13,382	13,382
		Subordinated Debt (12.0%, Due 6/08)	7,307	7,307
		Common Stock (437,730 shares)(1)	1,500	5,574
		Common Stock Warrants (450,000 shares)(1)	1,542	5,730

			23,731	31,993

Subtotal Control Investments			1,166,989	1,041,144

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 12/08)	4,042	4,042
		Subordinated Debt (15.0%, Due 12/11)	13,496	13,496
		Common Stock (133 shares)(1)	1,000	1,000
		Common Stock Warrants (48 shares)(1)	343	343

			18,881	18,881
CIVCO Holding, Inc.	Health Care Equipment & Supplies	Subordinated Debt (13.0%, Due 7/10)	10,982	10,982
		Redeemable Preferred Stock (21,082 shares)	982	982
		Common Stock (210,820 shares)(1)	2,123	2,123
		Common Stock Warrants (92,340 shares)(1)	997	997

			15,084	15,084
FMI Holdco I, LLC	Road & Rail	Senior Debt (8.9%, Due 4/05 - 4/08)	17,200	17,200
		Subordinated Debt (13.0%, Due 4/10)	12,308	12,308
		Common Units (589,373 units)(1)	2,682	2,682
		Preferred Units (273,224 units)(1)	1,567	1,567

			33,757	33,757
Futurelogic Group, Inc.	Computers & Peripherals	Senior Debt (8.1%, Due 12/07)	12,452	12,452
		Subordinated Debt (13.9%, Due 12/10 - 6/11)	13,265	13,265
		Common Stock (20,000 shares)(1)	20	1,815
		Common Stock Warrants (10,425 shares)(1)	—	946

			25,737	28,478
Money Mailer, LLC	Media	Subordinated Debt (15.0%, Due 5/11)	8,561	8,561
		Common Membership Interest (6% membership interest)(1)	1,500	1,992

			10,061	10,553

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2003

(in thousands)

Company(4)	Industry	Investment	Cost	Fair Value
NWCC Acquisition, LLC	Containers & Packaging	Subordinated Debt (15.0%, Due 11/10)	9,575	9,575
		Common Units (320,924 units)(1)	291	24
		Redeemable Preferred Units (2,763,846 units)(1)	2,764	2,335

			12,630	11,934
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (10.7%, Due 12/04 - 6/07)	15,265	15,265
		Common Stock (92,785 shares)(1)	9	1,574
		Redeemable Preferred Stock (92,785 shares)	2,391	2,391

			17,665	19,230

Subtotal Affiliate Investments			133,815	137,917

INTEREST RATE DERIVATIVE AGREEMENTS

Interest Rate Swap— Pay FloatingReceive Floating	5 Contracts Notional Amounts Totaling $59,137	—	114

Interest Rate Swaption— Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $56,976	—	2,130

Interest Rate Caps	5 Contracts Notional Amounts Totaling $32,117	—	884

Subtotal Interest Rate Derivative Agreements		—	3,128

Total Investment Assets		$2,042,914	$1,938,347

INTEREST RATE DERIVATIVE AGREEMENTS

Interest Rate Swap— Pay Fixed/ Receive Floating	26 Contracts Notional Amounts Totaling $731,781	$—	$(26,533)

Interest Rate Swap— Pay Floating/Receive Floating	5 Contracts Notional Amounts Totaling $145,278	—	(71)

Total Investment Liabilities		$—	$(26,604)

(1)	Non-income producing.
(2)	Public company.
(3)	Foreign investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Preferred Stock	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Notes Receivable From Sale of Common Stock	Distributions in Excess of Net Realized Earnings	Net Unrealized Depreciation of Investments	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2001	$—	38,017	$380	$699,291	$—	$(27,143)	$(7,564)	$(24,699)	$640,265
Issuance of common stock	—	5,911	59	123,962	—	—	—	—	124,021
Issuance of common stock under stock option plans	—	484	5	10,570	—	(9,168)	—	—	1,407
Issuance of common stock under the dividend reinvestment plan	—	38	1	960	—	—	—	—	961
Repayments of notes receivable from sale of common stock	—	—	—	—	—	3,911	—	—	3,911
Repurchases of common stock through foreclosures on notes receivable	—	(981)	(10)	(22,633)	—	23,379	—	—	736
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	81,808	(61,747)	20,061
Distributions	—	—	—	—	—	—	(103,703)	—	(103,703)

Balance at December 31, 2002	$—	43,469	$435	$812,150	$—	$(9,021)	$(29,459)	$(86,446)	$687,659
Issuance of common stock	—	22,313	223	519,898	—	—	—	—	520,121
Issuance of common stock under stock option plans	—	137	1	3,460	—	—	—	—	3,461
Issuance of common stock under the dividend reinvestment plan	—	30	—	803	—	—	—	—	803
Repayments of notes receivable from sale of common stock	—	—	—	—	—	238	—	—	238
Stock-based compensation	—	—	—	23,870	(21,286)	—	—	—	2,584
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	162,709	(44,725)	117,984
Distributions	—	—	—	—	—	—	(156,935)	—	(156,935)

Balance at December 31, 2003	$—	65,949	$659	$1,360,181	$(21,286)	$(8,783)	$(23,685)	$(131,171)	$1,175,915
Issuance of common stock	—	21,049	211	574,850	—	—	—	—	575,061
Issuance of common stock under stock option plans	—	1,480	15	37,738	—	—	—	—	37,753
Issuance of common stock under the dividend reinvestment plan	—	227	2	7,112	—	—	—	—	7,114
Repayments of notes receivable from sale of common stock	—	—	—	—	—	1,938	—	—	1,938
Stock-based compensation	—	—	—	25,471	(15,404)	—	—	—	10,067
Income tax deductions relating to exercise of stock options	—	—	—	4,711	—	—	—	—	4,711
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	182,231	99,214	281,445
Distributions	—	—	—	—	—	—	(221,578)	—	(221,578)

Balance at December 31, 2004	$—	88,705	$887	$2,010,063	$(36,690)	$(6,845)	$(63,032)	$(31,957)	$1,872,426

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Operating activities:
Net increase in shareholders’ equity resulting from operations	$281,445	$117,984	$20,061
Adjustments to reconcile net increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation of investments	(99,214)	44,725	61,747
Net realized loss (gain) on investments	37,870	(22,006)	20,741
Accretion of loan discounts	(12,671)	(13,223)	(12,744)
Increase in accrued payment-in-kind dividends and interest	(50,421)	(26,083)	(21,946)
Collection of loan origination fee discounts	18,952	6,000	2,072
Amortization of deferred finance costs and debt discount	7,835	4,431	1,521
Stock-based compensation	10,067	2,584	—
Depreciation of property and equipment	1,476	1,135	821
(Increase) decrease in interest receivable	(7,233)	(6,084)	1,162
Increase in other assets	(3,453)	(3,813)	(1,160)
Increase in other liabilities	12,969	11,800	199

Net cash provided by operating activities	197,622	117,450	72,474

Investing activities:
Purchases of investments	(1,882,187)	(1,044,020)	(555,983)
Principal repayments	417,884	257,102	110,324
Proceeds from sale of senior debt investments	217,375	62,184	—
Collection of payment-in-kind notes	7,954	6,052	2,127
Collection of accreted loan discounts	7,637	4,789	1,229
Collection of payment-in-kind dividends	2,381	894	—
Proceeds from sale of equity investments	58,294	59,446	4,880
Purchase of government securities	(99,983)	—	—
Sale of government securities	99,983	—	—
Interest rate derivative periodic payments	(17,894)	—	—
Capital expenditures of property and equipment	(2,231)	(2,237)	(1,478)
Repayments of employee notes receivable issued in exchange for common stock	1,938	238	3,911
Collection of cash collateral on foreclosed employee notes receivable	—	—	736

Net cash used in investing activities	(1,188,849)	(655,552)	(434,254)

Financing activities:
Proceeds from asset securitizations	410,000	556,281	304,720
Repayment of notes payable	(392,642)	(196,317)	(44,075)
Drawings on (repayments of) revolving credit facility, net	507,348	(139,793)	108,147
Proceeds from unsecured debt issuance	167,000	—	—
Proceeds from (repayments of) senior loan repurchase agreements, net	28,847	—	—
Increase in deferred financing costs	(12,734)	(9,866)	(5,871)
Increase in debt service reserves	(65,960)	(47,801)	(22,364)
Issuance of common stock	612,814	523,582	125,428
Distributions paid	(213,099)	(153,044)	(105,293)

Net cash provided by financing activities	1,041,574	533,042	360,692

Net increase (decrease) in cash and cash equivalents	50,347	(5,060)	(1,088)
Cash and cash equivalents at beginning of period	8,020	13,080	14,168

Cash and cash equivalents at end of period	$58,367	$8,020	$13,080

Supplemental Disclosures:
Cash paid for interest	$23,744	$13,984	$12,607
Cash paid for taxes	$2,954	$—	$—
Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$7,114	$803	$961
Non-cash proceeds from sale of senior debt investments	$937	$243	$—
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$—	$9,168
Repurchase of common stock through foreclosures on notes receivable	$—	$—	$22,643

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except per share data)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Per Share Data:
Net asset value at beginning of the period	$17.83	$15.82	$16.84	$15.90	$17.08

Net operating income(1)(2)	2.88	2.58	2.60	2.27	2.00
Net realized (loss) gain on investments(1)(2)	(0.49)	0.40	(0.52)	0.17	0.21
Net unrealized appreciation (depreciation) on investments(1)(2)	1.30	(0.82)	(1.57)	(1.85)	(2.41)

Net increase (decrease) in shareholders’ equity resulting from operations(1)	3.69	2.16	0.51	0.59	(0.20)
Issuance of common stock	2.42	2.56	0.80	1.79	0.70
Effect of antidilution	0.08	0.08	0.24	0.86	0.49
Distribution of net investment income	(2.91)	(2.79)	(2.57)	(2.30)	(2.17)

Net asset value at end of period	$21.11	$17.83	$15.82	$16.84	$15.90

Ratio/Supplemental Data:
Per share market value at end of period	$33.35	$29.73	$21.59	$28.35	$25.19
Total return (loss)(3)	22.94%	53.50%	(15.21)%	22.33%	20.82%
Shares outstanding at end of period	88,705	65,949	43,469	38,017	28,003
Net assets at end of period	$1,872,426	$1,175,915	$687,659	$640,265	$445,167
Average net assets	$1,498,162	$916,094	$643,316	$531,661	$387,539
Average debt outstanding	$999,700	$582,200	$416,800	$175,600	$97,600
Average debt outstanding per common share(1)	$13.09	$10.66	$10.57	$5.58	$4.37
Ratio of operating expenses, net of interest expense, to average net assets(4)	5.28%	5.14%	4.69%	4.19%	4.05%
Ratio of interest expense to average net assets	2.46%	2.02%	2.22%	1.94%	2.50%

Ratio of operating expenses to average net assets(4)	7.74%	7.16%	6.91%	6.13%	6.55%
Ratio of net operating income to average net assets	14.69%	15.36%	15.94%	13.47%	11.53%

(1)	Weighted average basic per share data.
(2)	In 2004, we adopted a new accounting method for interest rate derivative agreements. If we had adopted this accounting method in 2000 and accounted for our interest rate derivative agreements in 2003, 2002, 2001, and 2000 under the new accounting method, net operating income per share would have increased $0.32 per share, $0.28 per share, $0.06 per share and $0.00 per share, respectively, net realized (loss) gain on investments would have decreased $0.31 per share, $0.23 per share, $0.05 per share, and $0.00 per share, respectively, and net unrealized appreciation (depreciation) of investments would have decreased $0.01 per share, $0.05 per share, $0.01 per share and $0.00 per share, respectively.
(3)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus reinvested dividends, based on the stock price on date of reinvestment, divided by the beginning market value.
(4)	Includes provision for income taxes.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1. Organization

American Capital Strategies, Ltd. (which is referred throughout this report as “American Capital”, “we” and “us”) was incorporated in 1986. On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). On October 1, 1997, we began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”). Our investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in our shareholders’ equity through appreciation in value of our equity interests.

We are the parent and sole shareholder of American Capital Financial Services, Inc. (“ACFS”) and through ACFS provide financial advisory services to businesses, principally our portfolio companies. We are headquartered in Bethesda, Maryland, and have offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, and Dallas. Substantially all of our investments and business activities result from portfolio companies operating primarily in the United States.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Consolidation

Under the investment company rules and regulations, we are precluded from consolidating any entity other than another investment company. An exception to these rules requires us to consolidate ACFS since it is a wholly owned operating subsidiary whose principal purpose is to provide services to us and our portfolio companies. We do not hold ACFS for investment purposes and do not intend to sell ACFS. All intercompany accounts have been eliminated in consolidation.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

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

Investment Classification

As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that we are deemed to “Control”. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. We are deemed to be an affiliate of a company in which we have invested if we own 5% or more and less than 25% of the voting securities of such company.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

Restricted Cash

Cash accounts restricted per our credit agreements for collection of interest and principal payments on loans that are securitized and are required to be used to pay interest and principal on securitized debt are classified as restricted cash. In addition, cash accounts restricted as reserves per our credit agreements are classified as restricted cash. Restricted cash is carried at cost which approximates fair value.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amount are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, financing and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to middle market companies and are recognized as earned provided collection is probable. Transaction structuring and financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Realized gain or loss is recorded at the disposition of an investment and is the difference between the net proceeds from the sale and the cost basis of the investment using the specific identification method. We include the fair value of all financial assets received in our net sale proceeds in determining the realized gain or loss at disposition. Unrealized appreciation or depreciation reflects the difference between the board of directors’ valuation of the investments and the cost basis of the investments.

Derivative Financial Instruments

We use derivative financial instruments to manage interest rate risk. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Securities and Exchange Commission prescribed new guidance on its interpretations of FASB Statement No. 133 for public investment companies related to the income statement classification of periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. The adoption of this new accounting method did not have any impact on our net increase in shareholders’ equity resulting from operations.

Distributions to Shareholders

Distributions to shareholders are recorded on the ex-dividend date.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Federal Income Taxes

We operate to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income.

Our consolidated operating subsidiary, ACFS, is subject to federal and state income tax. We use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years, or the shorter of the estimated useful life or lease term for leasehold improvements.

Management Fees

We are self-managed and therefore do not incur management fees payable to third parties.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the life of the debt using the effective interest method.

Asset Securitizations

The transfer of assets to the affiliated statutory trusts and the related sale of notes by our trusts have been treated as secured borrowing financing arrangements by us under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Stock-Based Compensation

In 2003, we adopted FASB Statement No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123.” In applying FASB Statement No. 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed pro rata over the vesting period of the options

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

and are included on the accompanying Consolidated Statements of Operations as “Stock-based compensation.” In accordance with FASB Statement No. 123, we elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25 “Accounting for Stock Issued to Employees” to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in shareholders’ equity resulting from operations calculated as if compensation costs were computed in accordance with FASB Statement No. 123.

During the year ended December 31, 2004, we granted 2,531 options to purchase common stock under the dividend adjusted employee option plan (See Note 5). For the options granted under the dividend adjusted employee option plan, we estimated the weighted average fair value on the date of grant at $12.07 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, dividend yield of 0%, weighted average risk-free interest rate of 3.7%, expected volatility factor of 0.38, and expected option life of 6 years. During the year ended December 31, 2004, we also granted 188 options to purchase common stock under our non-dividend adjusted employee option plan (See Note 5). For the options granted under the non-dividend adjusted employee option plan, we estimated the weighted average fair value on the date of grant at $3.70 per option using a Black-Scholes option pricing model and the following assumptions: exercise price at market on date of grant, dividend yield of 10.70%, weighted average risk-free interest rate of 3.5%, expected volatility factor of 0.38, and expected option life of 5 years.

During the year ended December 31, 2003, we granted 2,874 options to purchase common stock under the dividend adjusted employee option plan. For the options granted under the dividend adjusted employee option plan, we estimated the weighted average fair value on the date of grant at $10.30 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, dividend yield of 0%, weighted average risk-free interest rate of 3.3%, expected volatility factor of 0.38, and expected option life of 6 years. During the year ended December 31, 2003, we also granted 81 options to purchase common stock under our non-dividend adjusted employee option plan. For the options granted under the non-dividend adjusted employee option plan, we estimated the weighted average fair value on the date of grant at $1.95 per option using a Black-Scholes option pricing model and the following assumptions: exercise price at market on date of grant, dividend yield of 13.75%, weighted average risk-free interest rate of 2.9%, expected volatility factor of 0.38, and expected option life of 5 years.

For options granted during the year ended December 31, 2002, we estimated a weighted fair value per option on the date of grant at $2.36 using a Black-Scholes option pricing model and the following assumptions: dividend yield 13.3%, risk-free interest rate 3.8%, expected volatility factor 0.41, and expected option life of 5 years.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and the increase in shareholders’ equity resulting from operations:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net operating income:
As reported	$220,101	$140,703	$102,549
Stock-based compensation, net of tax	(2,814)	(5,463)	(5,842)

Pro forma	$217,287	$135,240	$96,707

Net operating income per common share:
Basic as reported	$2.88	$2.58	$2.60

Basic pro forma	$2.85	$2.48	$2.45

Diluted as reported	$2.83	$2.56	$2.57

Diluted pro forma	$2.80	$2.46	$2.42

Net increase shareholders’ equity resulting from operations:
As reported	$281,445	$117,984	$20,061
Stock-based compensation, net of tax	(2,814)	(5,463)	(5,842)

Pro forma	$278,631	$112,521	$14,219

Net increase in shareholders’ equity resulting from operations per common share:
Basic as reported	$3.69	$2.16	$0.51

Basic pro forma	$3.65	$2.06	$0.36

Diluted as reported	$3.63	$2.15	$0.50

Diluted pro forma	$3.59	$2.05	$0.36

The effects of applying FASB Statement No. 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase in shareholders’ equity resulting from operations for future years.

Reclassifications

Certain previously reported amounts have been reclassified.

Concentration of Credit Risk

We place our cash and cash equivalents with major financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. Our interest rate derivative agreements are with one large commercial financial institution with a short-term debt rating of A-1.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123, “Share-Based Payment,” a revision to FASB Statement No. 123. FASB Statement No. 123(R) also supercedes APB No. 25 and amends FASB Statement

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

No. 95, “Statement of Cash Flows.” Generally, the approach in FASB Statement No. 123(R) is similar to the approach described in FASB Statement No. 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FASB Statement No. 123(R) must be adopted no later than July 1, 2005.

FASB Statement No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FASB Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FASB Statement No. 123 for all awards granted to employees prior to the effective date of FASB Statement No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FASB Statement No. 123 for purposes of pro forma disclosures either (a) all periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt FASB Statement No. 123(R) using the “modified prospective” method. Effective January 1, 2003, we adopted the fair-value-based method of accounting for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148. Currently, we use a Black-Scholes option pricing model to estimate the value of stock options granted to employees. FASB Statement No. 123(R) provides significant additional guidance regarding the valuation of employee stock options and several acceptable option pricing models to use to estimate the fair value of stock options. We have not concluded if we will continue to use a Black-Scholes option pricing model or another acceptable option pricing model upon the required adoption of FASB Statement No. 123(R) on July 1, 2005. Because FASB Statement No. 123(R) must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, and because we adopted FASB Statement No. 123 using the prospective transition method, compensation cost for some previously granted awards that were not going to be recognized under FASB Statement No. 123 will be recognized under FASB Statement No. 123(R). FASB Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Note 3. Investments

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $3,220,010, excluding interest rate derivative agreements, as of December 31, 2004. These securities consist of senior debt, subordinated debt with equity warrants, preferred equity securities and common equity securities. Our debt securities are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. We also make investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity, and preferred equity and are identified in the accompanying consolidated schedule of investments. At December 31, 2004, loans with a total principal balance of $87,324 were on non-accrual status. At December 31, 2004, loans, excluding loans on non-accrual status, with a principal balance of $14,985 were greater than three months past due. At December 31, 2003, loans with a total principal balance of $98,387 were on non-accrual status. At December 31, 2003, loans,

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

excluding loans on non-accrual status, with a principal balance of $14,161 were greater than three months past due.

Summaries of the composition of our investment portfolio as of December 31, 2004 and 2003 at cost and fair value are shown in the following table:

	December 31, 2004	December 31, 2003
COST
Senior debt	25.9%	20.9%
Subordinated debt	47.7%	54.3%
Preferred equity	12.4%	12.2%
Equity warrants	5.8%	7.0%
Common equity	8.2%	5.6%

	December 31, 2004	December 31, 2003
FAIR VALUE
Senior debt	26.3%	21.5%
Subordinated debt	45.5%	54.7%
Preferred equity	9.4%	7.2%
Equity warrants	8.5%	10.3%
Common equity	10.3%	6.3%

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value:

	December 31, 2004	December 31, 2003
COST
Commercial Services & Supplies	14.3%	10.0%
Food Products	8.3%	10.2%
Electrical Equipment	7.0%	0.6%
Building Products	6.9%	8.8%
Auto Components	6.1%	2.9%
Healthcare Equipment & Supplies	6.0%	3.4%
Machinery	5.5%	10.9%
Leisure Equipment & Products	5.1%	5.2%
Household Durables	4.6%	3.8%
Chemicals	3.9%	3.3%
Construction & Engineering	3.7%	3.2%
Road & Rail	3.6%	6.0%
Textiles, Apparel & Luxury Goods	3.5%	3.9%
Electronic Equipment & Instruments	2.9%	2.8%
Healthcare Providers & Services	2.9%	2.2%
Household Products	2.6%	2.0%
Aerospace & Defense	2.1%	4.3%
Construction Materials	2.1%	1.7%
Diversified Financial Services	1.7%	3.5%
Personal Products	1.4%	2.2%
Distributors	1.4%	1.6%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

	December 31, 2004	December 31, 2003
COST
IT Services	1.1%	2.4%
Containers & Packaging	0.9%	1.2%
Computers & Peripherals	0.8%	1.3%
Pharmaceuticals & Biotechnology	0.7%	0.0%
Specialty Retail	0.5%	0.6%
Metals & Mining	0.0%	0.8%
Media	0.0%	0.6%
Other	0.4%	0.6%

	December 31, 2004	December 31, 2003
FAIR VALUE
Commercial Services & Supplies	16.6%	12.7%
Food Products	8.0%	10.8%
Auto Components	7.0%	3.8%
Electrical Equipment	6.9%	0.6%
Healthcare Equipment & Supplies	6.2%	3.5%
Household Durables	5.5%	4.1%
Building Products	5.1%	6.8%
Leisure Equipment & Products	4.8%	4.8%
Chemicals	4.3%	2.8%
Machinery	3.6%	7.2%
Construction & Engineering	3.6%	3.1%
Textiles, Apparel & Luxury Goods	3.5%	4.2%
Electronic Equipment & Instruments	3.4%	3.1%
Road & Rail	2.9%	5.9%
Healthcare Providers & Services	2.6%	1.7%
Household Products	2.6%	2.1%
Aerospace & Defense	2.3%	5.2%
Construction Materials	2.3%	2.0%
Diversified Financial Services	1.7%	3.7%
Distributors	1.3%	1.6%
IT Services	1.2%	3.0%
Computers & Peripherals	1.0%	1.5%
Personal Products	1.0%	2.3%
Containers & Packaging	0.8%	1.2%
Pharmaceuticals & Biotechnology	0.7%	0.0%
Specialty Retail	0.6%	0.9%
Beverages	0.3%	0.5%
Media	0.1%	0.7%
Other	0.1%	0.2%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2004	December 31, 2003
COST
Mid-Atlantic	20.3%	18.1%
Southwest	28.2%	23.0%
Southeast	14.2%	17.4%
North-Central	12.8%	16.5%
South-Central	9.6%	10.7%
Northwest	0.9%	0.0%
Northeast	9.2%	10.1%
Foreign	4.8%	4.2%

	December 31, 2004	December 31, 2003
FAIR VALUE
Mid-Atlantic	21.8%	19.0%
Southwest	28.4%	24.0%
Southeast	14.5%	18.9%
North-Central	13.5%	15.9%
South-Central	7.8%	9.7%
Northwest	0.9%	0.0%
Northeast	8.6%	10.1%
Foreign	4.5%	2.4%

Note 4. Commitments and Obligations

Our debt obligations consisted of the following as of December 31, 2004 and 2003:

Debt	December 31, 2004	December 31, 2003
Revolving debt-funding facility, $850,000 commitment	$623,348	$116,000
Revolving debt-funding facility, $70,000 commitment	—	—
Revolving debt-funding facility, $125,000 commitment	—	—
Unsecured debt	167,000	—
Repurchase agreements	28,847	—
ACAS Business Loan Trust 2000-1 asset securitization	—	39,348
ACAS Business Loan Trust 2002-1 asset securitization	2,291	42,861
ACAS Business Loan Trust 2002-2 asset securitization	44,590	103,164
ACAS Business Loan Trust 2003-1 asset securitization	110,895	221,298
ACAS Business Loan Trust 2003-2 asset securitization	174,007	317,540
ACAS Business Loan Trust 2004-1 asset securitization	410,000	—

Total	$1,560,978	$840,211

The weighted average debt balance for the years ended December 31, 2004 and 2003 was $999,700 and $582,200, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2004, 2003 and 2002 was 3.69%, 3.18% and 3.43%, respectively. We believe that we are currently in compliance with all of our debt covenants. For the above borrowings, the fair value of the borrowings approximates cost.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Revolving Debt-Funding Facilities

We, through ACS Funding Trust I, an affiliated statutory trust, have a revolving debt-funding facility (the “AFT I Facility”). On June 13, 2003, we and ACS Funding Trust I entered into an amended and restated loan funding and service agreement with the existing lenders with an aggregate commitment of $225,000. In 2004, we entered into amendments to the existing amended and restated loan funding facility and servicing agreement increasing the aggregate commitment from $225,000 to $425,000 through August 13, 2004. On August 10, 2004, we entered into a second amended and restated loan funding facility and servicing agreement that increased the aggregate commitment to $600,000. Subsequently, we entered into amendments to the second amended and restated loan funding facility and servicing agreement adding additional lenders to the facility and increasing the maximum availability under the facility to $850,000. Our ability to make draws on the AFT I Facility expires in August 2005 unless extended prior to such date for an additional 364-day period with the consent of the lenders. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date in August 2007. As of December 31, 2004, this facility was collateralized by loans from our portfolio companies with a principal balance of $892,687. Interest on borrowings under this facility is paid monthly and is charged at either a one-month LIBOR or a commercial paper rate plus a spread (3.75% at December 31, 2004). We are also charged an unused commitment fee of 0.15%. The AFT I Facility contains covenants that, among other things, require us to maintain a minimum net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in certain geographic regions and industries, certain loan grade classifications, certain security interests, and interest payment terms.

On March 25, 2004, we entered into a new $70,000 secured revolving credit facility (the “Revolving Facility”) with a syndication of lenders. The revolving debt funding period expires in March 2005. If the Revolving Facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period beginning in March 2005. During the revolving period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 200 basis points or (ii) the greater of the prime rate plus 25 basis points or a federal funds rate plus 125 basis points. During the amortization period, interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 400 basis points or (ii) the greater of the prime rate plus 125 basis points or a federal funds rate plus 225 basis points. We are also charged an unused commitment fee of 0.25%. As of December 31, 2004, there was no outstanding balance under the Revolving Facility and it was not collateralized by any loans from our portfolio companies. The facility contains covenants that, among other things, require us to maintain a minimum net worth and certain financial ratios.

On June 30, 2004, we and an affiliated trust entered into a new $125,000 secured revolving credit facility (the “AFT II Facility”) with a lender. The revolving debt funding period expires in June 2005 unless the facility is extended prior to such date for an additional 364-day period at the discretion of the lender. If the AFT II Facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period beginning June 2005. Interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 225 basis points or (ii) a commercial paper rate plus 125 basis points. We are also charged an unused commitment fee of 0.25%. As of December 31, 2004, the AFT II Facility is collateralized by loans from our portfolio companies with a principal balance of $45,645. The facility contains covenants that, among other things, require us to maintain a minimum net worth and certain financial ratios.

Unsecured Debt

On September 8, 2004, we sold an aggregate $167,000 of long-term unsecured five- and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of $82,000 of senior notes, Series A and $85,000 of senior notes, Series B. The Series A notes have a fixed interest rate of 5.92% and mature in September 2009. The Series B notes have a fixed interest rate of 6.46% and mature in September 2011.

Asset Securitizations

On December 2, 2004, we completed a $410,000 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2004-1 (“Trust VI”), an affiliated statutory trust, and contributed to Trust VI $500,000 in loans. Subjected to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust VI was authorized to issue $302,500 Class A notes, $33,750 Class B notes, $73,750 Class C notes, $50,000 Class D notes, and $40,000 Class E notes. The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The Class A notes carry an interest rate of 2.66% through the first interest payment date in January 2005 and thereafter a rate of three-month LIBOR plus 32 basis points, the Class B notes carry an interest rate of 2.84% through the first interest payment date and thereafter a rate of three-month LIBOR plus 50 basis points, and the Class C notes carry an interest rate of 3.34% through the first interest payment date and thereafter a rate of three-month LIBOR plus 100 basis points. The loans are secured by loans from our portfolio companies with a principal balance of $500,000 as of December 31, 2004. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. Through January 2007, Trust VI has the option to reinvest any principal collections of its existing loans into purchases of new loans. The Class A notes, Class B notes, and Class C notes mature in October 2017.

On December 19, 2003, we completed a $317,500 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2003-2 (“Trust V”), an affiliated statutory trust, and contributed to Trust V $398,000 in loans. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust V was authorized to issue $258,000 Class A notes, $40,000 Class B notes, $20,000 Class C notes, $40,000 Class D notes, and $40,000 of Class E notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 48 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 95 basis points, and the Class C notes carry an interest rate of one-month LIBOR plus 175 basis points. The loans are secured by loans from our portfolio companies with a principal balance of $253,394 as of December 31, 2004. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class A notes mature in November 2008, the Class B notes mature in June 2009, and the Class C notes mature in August 2009.

On May 21, 2003, we completed a $238,700 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2003-1 (“Trust IV”), an affiliated statutory trust, and contributed to Trust IV $308,000 in loans. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust IV was authorized to issue $185,000 Class A notes, $31,000 Class B notes, $23,000 Class C notes and $69,000 Class D notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes were retained by us. The Class C notes consist of a $17,000 tranche of floating rate notes and a $6,000 tranche of fixed rate notes. The Class A notes carry an interest rate of one-month LIBOR plus 55 basis points and the Class B notes carry an interest rate of one-month LIBOR plus 120 basis points. The floating rate tranche of the Class C notes carries an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carries an interest rate of 5.14%. The loans are secured by loans from our portfolio companies with a principal balance of $180,207 as of December 31, 2004. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class A notes mature in March 2008, the Class B notes mature in September 2008 and the Class C notes mature in December 2008.

On August 8, 2002, we completed a $157,900 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2002-2 (“Trust III”), an affiliated statutory trust, and contributed to Trust III $210,500 in loans. Subject to continuing compliance with certain conditions, we will remain servicer of the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

loans. Simultaneously with the initial contribution of loans, Trust III was authorized to issue $105,300 Class A notes and $52,600 Class B notes to institutional investors and $52,600 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 160 basis points. The notes are secured by loans from our portfolio companies with a principal balance of $97,349 as of December 31, 2004. Early repayments are first applied to the Class A notes, and then to the Class B notes. As of December 31, 2004, there are no Class A notes outstanding. The Class B notes mature in January 2008.

On March 15, 2002, we completed a $147,300 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2002-1 (“Trust II”), an affiliated statutory trust, and contributed to Trust II $196,300 in loans. Subject to continuing compliance with certain conditions, we will remain servicer of the loans. Simultaneously with the initial contribution of loans, Trust II was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. The notes are secured by loans from our portfolio companies with a principal balance of $51,391 as of December 31, 2004. Early repayments are first applied to the Class A notes, and then to the Class B notes. As of December 31, 2004, there are no Class A notes outstanding. The Class B notes mature in March 2007.

On December 20, 2000, we completed a $115,400 asset securitization. In conjunction with the transaction, we established ACAS Business Loan Trust 2000-1 (“Trust I”), an affiliated statutory trust, and contributed to Trust I $153,700 in loans. Subject to certain conditions precedent, we will remain servicer of the loans. Simultaneously with the initial contribution of loans, Trust I was authorized to issue $69,200 Class A notes and $46,200 Class B notes to institutional investors and $38,300 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 45 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. The notes were secured by loans from our portfolio companies. Early repayments were first applied to the Class A notes, and then to the Class B notes. As of December 31, 2004, there are no Class A or Class B notes outstanding.

As required by the terms of the trusts, we have entered into interest rate swap agreements to match the interest rate basis of the assets in the trusts with the interest rate basis of the corresponding debt (see Note 7).

Repurchase Agreements

During 2004 and 2003, we sold at various times all or a portion of certain senior loans and the Class D notes of Trust V and Trust VI under repurchase agreements. The repurchase agreements are financing arrangements, in which we sell the senior loans or Class D notes of term securitizations for a sale price generally ranging from 50% to 75% of the face amount of the loans and we have an obligation to repurchase the loans at the original sale price on a future date. We are required to make payments to the purchaser equal to one-month LIBOR plus 250 basis points of the sales price. The purchaser cannot repledge or sell the loans. We have treated the repurchase agreements as secured financing arrangements with the sale price of the loans included as a debt obligation on the accompanying consolidated balance sheets.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The expected maturity of our debt obligations, excluding debt discounts of $134, as of December 31, 2004 were as follows:

2005	$130,883
2006	131,410
2007	554,695
2008	104,834
2009	175,938
Thereafter	463,352

Total	$1,561,112

Commitments

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next nine years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2004, 2003, and 2002 was approximately $2,916, $2,542 and $1,695, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2004 were as follows:

2005	$3,419
2006	3,642
2007	3,743
2008	3,691
2009	3,576
Thereafter	7,748

Total	$25,819

As of December 31, 2004, we had commitments under loan agreements to fund up to $140,687 to 30 portfolio companies. These commitments are primarily composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in our portfolio.

As of December 31, 2004, we had a guarantee of $912 for one portfolio company. We entered into a performance guarantee to ensure the portfolio company’s performance under contracts as required by the portfolio company’s customers. We would be required to perform under the guarantee if the portfolio company were unable to meet specific requirements under the related contracts. The performance guarantee will expire upon the performance of the portfolio company. Fundings under the guarantee by us would generally constitute a subordinated debt liability of the portfolio company. As of December 31, 2004 the guarantee had a fair value of $0 in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Note 5. Stock Option Plan

We have employee stock option plans, which provide for the granting of options to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to our

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

employees. Our employee stock option plans are separated into two plans with separate characteristics — the dividend adjusted employee option plan and the non-dividend adjusted employee plan. Options granted under our non-dividend adjusted employee option plan may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options while options granted under our dividend adjusted employee option plan are all non-qualified options. Only employees of us and our consolidated subsidiaries are eligible to receive incentive stock options under the employee stock option plans.

Dividend Adjusted Employee Option Plan

We adopted the dividend adjusted employee option plan beginning in 2003. Stock options granted under the dividend adjusted employee option plan must have a per share exercise price of no less than the fair market value on the date of the grant; however, the dividend adjusted employee option plan provides that unless the compensation and compliance committee of the board of directors determines otherwise, the exercise price of the stock options will be automatically reduced by the amount of any cash dividends paid on our common stock after the option is granted but before it is exercised. Options under the dividend adjusted employee option plan vest over a five-year period and may be exercised for a period of no more than ten years from the date of grant. As of December 31, 2004, there are 388 shares available to be granted under the dividend adjusted employee option plan.

Non-Dividend Adjusted Employee Option Plan

Stock options granted under the non-dividend adjusted employee option plan must have a per share exercise price of no less than the fair market value on the date of the grant. Options under the non-dividend adjusted employee option plan vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. Under the non-dividend adjusted option plan, an employee may exercise unvested stock options; however the employee would be restricted from selling the shares of common stock, and we would retain a security interest in the shares of common stock through the vesting date. As of December 31, 2004, there are 124 shares available to be granted under the non-dividend adjusted employee option plan.

Non-Employee Director Option Plan

We also have a non-employee director stock option plan. Options granted under the director plan are non-qualified stock options. Stock options granted under the director option plan must have a per share exercise price of no less than the fair market value on the date of the grant. Options under the director option plan vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. As of December 31, 2004, there are 40 shares available for grant under the director option plan. Our shareholders have approved the granting of an additional 150 shares of common stock for the director option plan; however, we have not yet received approval for these additional 150 shares from the Securities and Exchange Commission.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

A summary of the status of all of our stock option plans as of and for the years ended December 31, 2004, 2003, and 2002 is as follows:

	Year Ended December 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	6,885	$25.07	4,115	$26.49	2,640	$25.52
Granted	2,719	$26.33	2,955	$22.92	2,449	$26.86
Exercised	(1,480)	$25.49	(137)	$22.54	(484)	$29.60
Canceled and expired	(317)	$24.79	(48)	$25.45	(490)	$24.76

Options outstanding, end of year	7,807	$24.42	6,885	$25.07	4,115	$26.49

Options exercisable at year end	3,047	$26.11	4,015	$26.63	4,094	$26.50

As of December 31, 2004, the dividend adjusted employee options outstanding were 5,178 with a weighted average exercise price of $22.91 and 514 of the dividend adjusted options were exercisable with a weighted average exercise price of $20.01 as of December 31, 2004.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$18.08 to $20.65	2,240	8.4	$19.04	526	$19.04
$20.66 to $23.95	868	8.3	$23.28	412	$22.98
$23.96 to $26.85	1,961	8.7	$24.62	438	$25.93
$26.86 to $29.97	2,390	7.9	$28.78	1,567	$29.04
$29.98 to $32.29	348	9.7	$30.79	104	$30.97

	7,807	8.4	$24.42	3,047	$26.11

During 2002, we issued 357 shares of common stock to our employees, pursuant to option exercises, in exchange for notes receivable totaling $9,168. These transactions were executed pursuant to the non-dividend adjusted employee option plan, which allows us to lend to our employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased and are otherwise full recourse loans. Certain of the loans were also secured by pledges of life insurance policies. Interest is charged and paid on such loans at a market rate of interest (See Note 11).

Note 6. Capital Stock

In April 2004, our shareholders approved an amendment to our Second Amended and Restated Certificate of Incorporation increasing the authorized shares of common stock from 70,000 to 200,000 shares.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

In August 2004, we amended our dividend reinvestment plan to provide a 5% discount on shares purchased through the reinvested dividends, effective for dividends paid in December 2004 and thereafter, subject to terms of the plan.

In September 2004, we completed a public offering in which 13,225 shares of our common stock, including an underwriters’ over-allotment, were sold at a public offering price of $31.60 per share. Of those shares, 2,500 were offered directly by us and 9,000 were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements. Upon completion of the offering, we received proceeds, net of the underwriters’ discount and closing costs, of $125,361 in exchange for 4,225 common shares.

The remaining 9,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the forward sale agreements who then sold the shares to the public. Pursuant to the forward sale agreements, we must sell to the forward purchasers 9,000 shares of our common stock generally at such times as we elect over a one-year period. The forward sale agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the forward sale agreements through a termination date of September 24, 2005. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $30.18 per share, which is the public offering price of shares of our common stock less the underwriting discount. The forward sale agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.73, $0.06, $0.73, $0.75 and $0.77 per share on each of November 10, 2004, December 28, 2004, February 10, 2005, May 11, 2005 and August 10, 2005, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. In December 2004, we issued 2,750 shares under the forward sale agreements and received net proceeds of $81,244. We have 6,250 shares available under the forward sale agreements and the forward sale price is $29.49 per share as of December 31, 2004.

Each forward purchaser under a forward sale agreement has the right to accelerate its forward sale agreement and require us to physically settle on a date specified by such forward purchaser if certain events occur, such as (1) in its judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by us under its forward sale agreement or the cost of borrowing the common stock has increased above a specified amount, (2) we declare any dividend or distribution on shares of our common stock payable in (i) excess of a specified amount, (ii) securities of another company, or (iii) any other type of securities (other than shares of our common stock), rights, warrants or other assets for payment at less than the prevailing market price in such forward purchaser’s judgment, (3) the net asset value per share of our outstanding common stock exceeds a specified percentage of the then applicable forward sales price, (4) our board of directors votes to approve a merger or takeover of us or similar transaction that would require our shareholders to exchange their shares for cash, securities, or other property, or (5) certain other events of default or termination events occur.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the forward sale agreements are considered equity instruments and the shares of common stock are not considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128”, the forward sale agreements are not considered participating securities for the purpose of determining basic earnings per share under FASB Statement No. 128, “Earnings per Share.” However, the dilutive impact of the shares issuable under the forward sale agreements is included in our diluted

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

In March, May, and July of 2004, we sold 2,174, 7,475, and 4,425 shares of common stock, respectively, in three follow-on equity offerings for proceeds, net of the underwriters’ discount and closing costs, of $368,456.

In January, March, September and November 2003, we sold 4,715, 6,670, 2,188 and 8,740 shares of common stock, respectively, in four follow-on equity offerings for proceeds, net of the underwriters’ discount and closing costs, of $520,121.

In July and November 2002, we sold 2,900 and 2,990 shares of common stock, respectively, in two follow-on equity offerings for proceeds, net of the underwriters’ discount and closing costs, of $124,021.

On August 29, 1997, we completed our IPO and sold 10,382 shares of our common stock at a price of $15.00 per share. Pursuant to the terms of our agreement with the underwriter of the offering, we issued 443 common stock warrants to the underwriter. The warrants had a term of five years from the date of issuance and were exercisable at a price of $15.00 per share. During 2002, the underwriter exercised 15 of these warrants. The unexercised warrants expired on August 29, 2002.

As of December 31, 2004 and December 31, 2003, our distributions in excess on net realized earnings on our consolidated balance sheets were comprised of the following:

	December 31, 2004	December 31, 2003
(Distributions in excess of) undistributed net realized gains (losses)	$(24,244)	$13,626
Distributions in excess of net operating income	(38,788)	(37,311)

Distributions in excess of net realized earnings	$(63,032)	$(23,685)

Note 7. Interest Rate Risk Management

We use derivative financial instruments to manage interest rate risk and to fulfill our obligation under the terms of our revolving debt funding facilities and asset securitizations. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Securities and Exchange Commission prescribed new guidance on its interpretations of FASB Statement No. 133 for public investment companies related to the income statement classification of periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. The adoption of this new accounting method did not have any impact on our net increase in shareholders’ equity resulting from operations.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

We have interest rate swap agreements where we pay either a variable rate equal to the prime lending rate (5.25% and 4.00% at December 31, 2004 and 2003, respectively) and receive a floating rate based on LIBOR (2.40% and 1.12% at December 31, 2004 and 2003, respectively), or pay a fixed rate and receive a floating rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we pay a floating rate based on the one-month LIBOR and receive a fixed rate. We also have interest rate cap agreements that may entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates.

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

As of December 31, 2004 and 2003, our interest rate derivative agreements had a remaining weighted average maturity of approximately 4.9 and 6.1 years, respectively. The fair value and notional amounts of our interest rate derivative agreements are included in the accompanying Consolidated Schedule of Investments. The fair value of these agreements is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

Note 8. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986. In order to qualify as a RIC, we must annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income. A RIC is not subject to federal income tax on the portion of the investment company taxable income and capital gains that are distributed to its stockholders. We have distributed and currently intend to distribute sufficient dividends to eliminate investment company taxable income. If we fail to qualify as a RIC in any taxable year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our stockholders. Taxable income differs from net income as defined by generally accepted accounting principles due to temporary and permanent differences in income and expense recognition, returns of capital and net unrealized appreciation or depreciation. We and our consolidated operating subsidiary, ACFS, have a tax fiscal year that ends on September 30.

We declared dividends of $221,578, $156,935 and $103,703, or $2.91, $2.79 and $2.57 per share for the years ended December 31, 2004, 2003, and 2002, respectively. For income tax purposes, our distributions to shareholders were composed of ordinary income for each of the years ended December 31, 2004, 2003 and 2002, respectively.

For the tax years ended September 30, 2004 and 2003, to the extent we had capital gains, they were fully offset by either capital losses or capital loss carry forwards. As of December 31, 2004, our net capital loss carry forward was $49,698, which expires from 2010 through 2013.

The aggregate gross unrealized appreciation of our investments over cost for Federal income tax purposes was $255,925 and $129,349 as of December 31, 2004 and 2003, respectively. The aggregate gross unrealized depreciation of our investments under cost for Federal income tax purposes was $310,299 and $267,961 at

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

December 31, 2004 and 2003, respectively. The net unrealized depreciation under cost was $54,374 and $138,612 at December 31, 2004 and December 31, 2003, respectively. The aggregate cost of securities for Federal income tax purposes was $3,258,666 and $2,050,355 as of December 31, 2004 and 2003, respectively.

We are also subject to a nondeductible federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income for each one-year period ending on October 31.

Our consolidated operating subsidiary, ACFS, is subject to federal and state income tax. For the year ended December 31, 2002, ACFS operated at a profit for which it used a fully reserved net operating loss carry forward and therefore recorded no income tax provision. For the fiscal year ended December 31, 2003, ACFS operated at a profit for which it used the remaining amount of the fully reserved net operating loss carry forward and the reversal of a valuation allowance on deferred tax assets and therefore recorded no income tax provision. For the fiscal year ended December 31, 2004, the provision for income taxes was comprised of the following:

Year Ended December 31, 2004
Current tax expense:
Federal	$5,447
State	1,172

Total current tax expense	6,619

Deferred tax benefit:
Federal	(3,510)
State	(979)

Total deferred tax benefit	(4,489)

Total provision for income taxes	$2,130

A reconciliation between the taxes computed at the federal statutory rate and our effective tax rate for ACFS for the fiscal year ended December 31, 2004 is as follows:

Year Ended December 31, 2004
Federal statutory tax rate	35.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance for deferred tax assets	(14.2%)
Other, net	1.3%

Effective income tax rate	27.1%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Deferred income tax balances for ACFS reflect the impact of temporary differences between the carrying amount of assets and liabilities and their taxes bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for ACFS as of December 31, 2004 and December 31, 2003 were as follows:

	December 31, 2004	December 31, 2003
Deferred tax assets:
Stock option compensation	$3,500	$844
Allowance for doubtful accounts	2,098	1,463
Other	375	259

Total deferred tax assets	5,973	2,566
Valuation allowance	—	(2,129)

Net deferred tax assets	5,973	437

Deferred tax liabilities:
Property & equipment	(517)	(437)

Total deferred tax liabilities	(517)	(437)

Net deferred taxes	$5,456	$—

We obtained a ruling in April 1998 from the IRS which we had requested to clarify the tax consequences of the conversion from taxation under subchapter C to subchapter M. This ruling was sought by us to avoid incurring a tax liability associated with the unrealized appreciation of assets whose fair market value exceeded their basis immediately prior to conversion. Under the terms of the ruling, we elected to be subject to rules similar to the rules of Section 1374 of the Internal Revenue Code with respect to any unrealized gain inherent in its assets, upon its conversion to RIC status (built-in gain). Generally, this treatment allows deferring recognition of the built-in gain. If we were to divest ourselves of any assets in which we had built-in gains before the end of a ten-year recognition period, we would then be subject to tax on our built-in gain.

Note 9. Employee Stock Ownership Plan

We maintain an employee stock ownership plan (“ESOP”), in which all our employees participate and which is fully funded on a pro rata basis by us. The plan provides for participants to receive employer contributions of at least 3% of total annual employee compensation, up to certain statutory limitations. Since 2000, plan participants are fully vested in the employer contributions. For the years ended December 31, 2004, 2003, and 2002, we accrued $626, $534, and $286 in contributions to the ESOP, respectively.

We sponsor an employee stock ownership trust to act as the depository of employer contributions to the ESOP as well as to administer and manage the actual trust assets that are deposited into the ESOP.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003, and 2002:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Numerator for basic and diluted net operating income per share	$220,101	$140,703	$102,549

Numerator for basic and diluted earnings per share	$281,445	$117,984	$20,061

Denominator for basic weighted average shares	76,362	54,632	39,418
Employee stock options	1,016	324	69
Shares issuable under forward sale agreements	259	—	—
Contingently issuable shares*	1	40	393

Denominator for diluted weighted average shares	77,638	54,996	39,880

Basic net operating income per common share	$2.88	$2.58	$2.60
Diluted net operating income per common share	$2.83	$2.56	$2.57
Basic earnings per common share	$3.69	$2.16	$0.51
Diluted earnings per common share	$3.63	$2.15	$0.50

*	Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

Note 11. Related Party Transactions

We have provided loans to employees for the exercise of options under the employee stock option plans. The loans require the current payment of interest at a market rate, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders’ equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. Interest is charged and paid on such loans at a market rate of interest. If the value of the common stock drops to less than the loan balance, the loan maturity will be accelerated and the collateral foreclosed upon. The employee may avoid acceleration and foreclosure by delivering additional collateral to us.

During the year ended December 31, 2002, we issued $9,168 in loans to 16 employees for the exercise of options and $467 for related taxes. We recognized interest income from these loans of $384, $443 and $1,174 during the years ended December 31, 2004, 2003 and 2002, respectively.

During 2002, we accelerated the maturity of 27 loans to employees totaling $23,379 and foreclosed upon 981 shares of our common stock and $736 of cash collateral securing these loans as a result of under-collateralization caused by the decrease in the value of our stock price. These shares were included in treasury stock and were not included in outstanding shares of common stock as of December 31, 2003.

In connection with the issuance of the stock loans to three executive officers, we entered into agreements to purchase split dollar life insurance for these executive officers in 1999. The aggregate cost of the split dollar life insurance of $2,811 is being amortized over a ten-year period as long as each executive officer either continues employment or is bound by a non-compete agreement upon termination. During the period the loans are outstanding, we have a collateral interest in the cash value and death benefit of these policies as additional

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

security for the loans. Additionally, as long as the policy premium is not fully amortized, we have a collateral interest in such items generally equal to the unamortized cost of the policies. In the event of an individual’s termination of employment with us before the end of such ten-year period, or, his election not to be bound by non-compete agreements, such individual must reimburse us the unamortized cost of his policy. Two of the executive officers terminated their employment with us, but they are bound by non-compete agreements. The loans for these two former executive officers were repaid. For the years ended December 31, 2004, 2003 and 2002, we recorded $402, $281 and $281 of amortization expense on the insurance policies, respectively.

Note 12. Segment Data

Our reportable segments are our investing operations as a business development company (“ACAS”) and the financial advisory operations of our wholly owned subsidiary, ACFS.

The following table presents segment data for the year ended December 31, 2004:

	ACAS	ACFS	Consolidated
Interest and dividend income	$271,232	$1	$271,233
Fee income	8,214	56,635	64,849

Total operating income	279,446	56,636	336,082

Interest	36,851	—	36,851
Salaries and benefits	12,563	27,883	40,446
General and administrative	12,540	13,947	26,487
Stock-based compensation	3,130	6,937	10,067

Total operating expenses	65,084	48,767	113,851

Operating income before income taxes	214,362	7,869	222,231

Provision for income taxes	—	(2,130)	(2,130)

Net operating income	214,362	5,739	220,101

Net realized loss on investments	(37,870)	—	(37,870)
Net unrealized appreciation of investments	99,214	—	99,214

Net increase in shareholders’ equity resulting from operations	$275,706	$5,739	$281,445

Total assets	$3,472,790	$18,637	$3,491,427

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The following table presents segment data for the year ended December 31, 2003:

	ACAS	ACFS	Consolidated
Interest and dividend income	$159,057	$1	$159,058
Fee income	4,651	42,571	47,222

Total operating income	163,708	42,572	206,280

Interest	18,514	—	18,514
Salaries and benefits	5,306	22,644	27,950
General and administrative	6,744	9,785	16,529
Stock-based compensation	474	2,110	2,584

Total operating expenses	31,038	34,539	65,577

Net operating income	132,670	8,033	140,703

Net realized gain on investments	22,006	—	22,006
Net unrealized depreciation of investments	(44,725)	—	(44,725)

Net increase in shareholders’ equity resulting from operations	$109,951	$8,033	$117,984

Total assets	$2,058,160	$10,168	$2,068,328

The following table presents segment data for the year ended December 31, 2002:

	ACAS	ACFS	Consolidated
Interest and dividend income	$122,065	$3	$122,068
Fee income	1,971	22,983	24,954

Total operating income	124,036	22,986	147,022

Interest	14,321	—	14,321
Salaries and benefits	2,916	15,705	18,621
General and administrative	4,715	6,816	11,531

Total operating expenses	21,952	22,521	44,473

Net operating income	102,084	465	102,549

Net realized loss on investments	(20,741)	—	(20,741)
Net unrealized depreciation of investments	(61,747)	—	(61,747)

Net increase in shareholders’ equity resulting from operations	$19,596	$465	$20,061

Total assets	$1,342,569	$8,342	$1,350,911

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Note 13. Selected Quarterly Data (Unaudited)

The following tables present our quarterly financial information for the fiscal years ended December 31, 2004 and 2003:

	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Three Months Ended September 30, 2004	Three Months Ended December 31, 2004	Year Ended December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$66,530	$75,578	$82,266	$111,708	$336,082
Net operating income (“NOI”)	$47,494	$52,999	$54,718	$64,890	$220,101
Net increase in shareholders’ equity resulting from operations	$34,603	$88,899	$60,599	$97,344	$281,445
NOI per common share, basic	$0.71	$0.74	$0.68	$0.76	$2.88
NOI per common share, diluted	$0.70	$0.73	$0.67	$0.74	$2.83
Earnings per common share, basic	$0.52	$1.24	$0.75	$1.14	$3.69
Earnings per common share, diluted	$0.51	$1.22	$0.74	$1.11	$3.63
Basic shares outstanding	67,126	71,959	80,730	85,485	76,362
Diluted shares outstanding	68,269	72,583	81,700	87,799	77,638

We have restated the amounts for the three months ended March 31, 2004 due to the adoption of the new accounting method for income statement classification of periodic interest rate derivative settlements (See Note 2 and 7). For the three months ended March 31, 2004 we reclassed ($5,945) from interest income to realized gain (loss) on investments and net unrealized appreciation (depreciation).

	Three Months Ended March 31, 2003	Three Months Ended June 30, 2003	Three Months Ended September 30, 2003	Three Months Ended December 31, 2003	Year Ended December 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$43,064	$43,205	$53,318	$66,693	$206,280
Net operating income	$30,763	$30,558	$36,614	$42,768	$140,703
Net (decrease) increase in shareholders’ equity resulting from operations	$(975)	$26,309	$26,507	$66,143	$117,984
NOI per common share, basic	$0.65	$0.56	$0.67	$0.70	$2.58
NOI per common share, diluted	$0.65	$0.56	$0.66	$0.69	$2.56
(Loss) earnings per common share, basic	$(0.02)	$0.48	$0.48	$1.08	$2.16
(Loss) earnings per common share, diluted	$(0.02)	$0.48	$0.48	$1.07	$2.15
Basic shares outstanding	47,393	54,824	54,919	61,231	54,632
Diluted shares outstanding	47,578	55,033	55,252	61,894	54,996

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

American Capital, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in “Item 8. — Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect our internal controls over financial reporting during the fourth quarter of 2004.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “REPORT OF THE AUDIT AND COMPLIANCE COMMITTEE”, “SECTION (16) (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT”.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the information provided in the 2005 Proxy Statement under the heading “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to the information provided in the 2005 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the information provided in the 2005 Proxy Statement under the heading “CERTAIN TRANSACTIONS.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to the information provided in the 2005 Proxy Statement under the heading “REPORT OF AUDIT AND COMPLIANCE COMMITTEE” and “PROPOSAL 4: RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

•	Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

•	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2004, 2003, and 2002

•	Consolidated Schedule of Investments as of December 31, 2004 and December 31, 2003

•	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended December 31, 2004, 2003, and 2002

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2004, 2003, and 2002

•	Consolidated Financial Highlights for the Fiscal Years Ended December 31, 2004, 2003, 2002, 2001 and 2000

(2)	The following financial statement schedules are filed herewith:

•	Schedule 12-14 Investments in and Advances to Affiliates

(3)	The following exhibits are filed herewith or incorporated herein by reference

Exhibit	Description
*3.1	American Capital Strategies, Ltd. Second Amended and Restated of Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed August 12, 1997, as amended by a certain Amendment No. 1 filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 1999 (File No. 814-00149), filed March 31, 2000, as further amended by a Certificate of Amendment No. 2 in the form filed as Appendix I to the Definitive Proxy Statement for the 2000 Annual Meeting, filed on April 5, 2000 (File No. 814-00149), as further amended by a Certificate of Amendment No.3 to the Pre-Effective Amendment No.1 to the Registration Statement on Form N-2 (File No. 333-113859), filed May 6, 2004.

*3.2	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment Number 1 to the Registration Statement Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.1	Instruments defining the rights of holders of securities: See Article IV of the Company’s Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Amendment No. 1 to the Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.2	Instruments defining the rights of holders of securities: See Sections I and II of the Company’s Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Amendment No. 1 to the Form N-2 ( File No. 333-29943), filed August 12, 1997.

*10.1	Amended and Restated Pledge and Security Agreement among American Capital Strategies, Ltd., ACS Funding Trust I and Wells Fargo Bank Minnesota, National Association, dated as of June 13, 2003, incorporated herein by reference to Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2003 (File No. 814-00149), filed August 14, 2003.

Exhibit	Description
*10.2	Amended and Restated Purchase and Sale Agreement between ACS Funding Trust I and American Capital Strategies, Ltd., dated as of June 13, 2003, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2003 (File No. 814-00149), filed August 14, 2003.

*10.3	Amended, Restated and Substituted VFCC Note in the principal amount of $305,000,000 prior to the Facility Increase Expiration Date and $225,000,000 on and after the Facility Increase Expiration Date, made by ACS Funding Trust I to Wachovia Capital Markets, LLC, as Deal Agent, dated as of June 13, 2003, incorporated by reference to Form 10-K for the year ended December 31, 2003 (File No. 814-00149), filed March 15, 2004.

*10.4	Swingline Note in the principal amount of $30,000,000, made by ACS Funding Trust I in favor of Wachovia Bank, National Association, dated as of June 13, 2000, incorporated by reference to Form 10-K for the year ended December 31, 2003 (File No. 814-00149), filed March 15, 2004.

*10.5	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement between ACS Funding Trust I and American Capital Strategies, Ltd., dated as of April 22, 2004, incorporated by reference herein to Exhibit 10.4 Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00149), filed May 10, 2004.

*10.6	Amended and Restated Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Wachovia Capital Markets LLC, Wachovia Bank, National Association, Wells Fargo Bank, National Association, and certain investors named therein, together with all exhibits thereto, dated as of June 13, 2003, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2003 (File No. 814-00149), filed August 14, 2003, as amended by a certain Amendment No. 1 dated as of October 7, 2003, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2003 (File No. 814-00149), filed November 14, 2003, as further amended by an Amendment No. 2 dated as of January 2, 2004, incorporated herein by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 2003 (File No. 814-00149), filed March 9, 2004, as further amended by an Amendment No. 3 dated as of April 22, 2004, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00149), filed May 10, 2004, as further amended by Amendment No. 4 dated as of June 29, 2004, incorporated herein by reference to Exhibit 2.k.2 to the Post-Effective Amendment Registration Statement on Form N-2 (File No. 333-113859), filed July 30, 2004 and as further amended by Amendment No. 5 dated as of August 5, 2004, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2004 (File No. 814-00149), filed November 9, 2004.

*10.7	Amended, Restated and Substituted VFCC Note in the principal amount of $425,000,000 on any date prior to and including August 13, 2004 and $350,000,000 on any date after August 13, 2004, made by ACS Funding Trust I to Wachovia Capital Markets, LLC, as Deal Agent, dated as of June 29, 2004, incorporated herein by reference to Exhibit 2.k.3 to the Pre-effective Amendment Registration Statement on Form N-2 (File No. 333-113859), filed July 30, 2004.

*10.8	Amended, Restated and Substituted VFCC Note in the principal amount of $445,000,000 made by ACS Funding Trust I in favor of Wachovia Capital Markets, LLC, dated as of August 5, 2004, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2004 (File No. 814-00149), filed November 9, 2004.

*10.9	Second Amended and Restated Loan Funding and Servicing Agreement, dated as of August 10, 2004, among ACS Funding Trust I, American Capital Strategies, Ltd., Wachovia Markets, LLC, JPMorgan Chase Bank and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2004 (File No. 814-00149), filed November 9, 2004.

Exhibit	Description
*10.10	Structured Note in the principal amount of $250,000,000 made by ACS Funding Trust I in favor of JPMorgan Chase Bank, dated August 10, 2004, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2004 (File No. 814-00149), filed November 9, 2004.

*10.11	Swingline Note in the principal amount of $50,000,000 made by ACS Funding Trust I in favor of JPMorgan Chase Bank, dated August 10, 2004, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended September 30, 2004 (File No. 814-00149), filed November 9, 2004.

*10.12	Second Amended and Restated Purchase and Sale Agreement, dated as of August 10, 2004, by and between ACS Funding Trust I and American Capital Strategies, Ltd, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended September 30, 2004 (File No. 814-00149), filed November 9, 2004.

*10.13	Amendment No. 2 to Second Amended and Restated Loan Funding and Servicing Agreement, dated as of November 15, 2004, among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Citigroup Global Markets Realty Corp., Wachovia Capital Markets, LLC, JPMorgan Chase Bank, and Wachovia Bank, National Association, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated November 15, 2004.

*10.14	Joinder Supplement to Second Amended and Restated Loan Funding and Servicing Agreement, dated as of November 15, 2004, among YC SUSI Trust, Bank of America, National Association, ACS Funding Trust I, and Wachovia Capital Markets, LLC, incorporated herein by reference to Exhibit 10.2 of Form 8-K dated November 15, 2004.

*10.15	Structured Note in the principal amount of $150,000,000 made by ACS Funding Trust I in favor of Bank of America, National Association as Agent for YC SUSI Trust, dated November 15, 2004, incorporated herein by reference to Exhibit 10.3 of Form 8-K dated November 15, 2004.

*10.16	Credit Agreement among American Capital Strategies, Ltd., Wells Fargo Bank, National Association, Branch Banking and Trust Company and certain banks listed therein, dated as of March 25, 2004, incorporated by reference herein to Exhibit 10.5 of Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00149), filed May 10, 2004.

*10.17	Third Amended and Restated Intercreditor and Lockbox Administration Agreement among American Capital Strategies, Ltd., Wells Fargo Bank, National Association, Wachovia Capital Markets, LLC, and Branch Banking and Trust Company, dated as of March 25, 2004, incorporated by reference herein to Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00149), filed May 10, 2004.

*10.18	Second Amended and Restated Pledge and Security Agreement among American Capital Strategies, Ltd., ACS Funding Trust I, Branch Banking and Trust Company and Wells Fargo Bank, National Association, dated as of March 25, 2004, incorporated by reference herein to Exhibit 10.7 of Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00149), filed May 10, 2004.

*10.19	Form of Promissory Note Between American Capital Strategies, Ltd., and Hibernia National Bank in the principal amount of $15,000,000, incorporated by reference herein to Exhibit 10.8 of Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00149), filed May 10, 2004.

*10.20	Form of Promissory Note Between American Capital Strategies, Ltd., and LaSalle Bank National Association in the principal amount of $20,000,000, incorporated by reference herein to Exhibit 10.9 of Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00149), filed May 10, 2004.

*10.21	Form of Promissory Note Between American Capital Strategies, Ltd., and Branch Banking and Trust Company in the principal amount of $30,000,000, incorporated by reference herein to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00149), filed May 10, 2004.

Exhibit	Description
*10.22	Form of Promissory Note Between American Capital Strategies, Ltd., and Fifth Third Bank in the principal amount of $5,000,000, incorporated by reference herein to Exhibit 10.12 of Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00149), filed May 10, 2004.

*10.23	Form of Swingline Note Between American Capital Strategies, Ltd., and Branch Banking and Trust Company in the principal amount of $5,000,000 incorporated by reference herein to Exhibit 10.13 of Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00149), filed May 10, 2004.

*10.24	Trust Agreement among American Capital Strategies, Ltd., as grantor and owner, Malon Wilkus, as beneficiary trustee, and Evelyne Steward and William Holloran, as independent trustees, dated as of March 26, 1999, incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended March 31, 1999 (File No. 814-00149), filed May 17, 1999.

*10.25	ACAS Transfer Agreement, between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2002-1, dated as of March 15, 2002, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2002 (File No. 814-00149), filed May 15, 2002.

*10.26	Transfer And Servicing Agreement, among ACAS Business Loan Trust 2002-1, ACAS Business Loan LLC, 2002-1, American Capital Strategies, Ltd. and Wells Fargo Bank Minnesota, National Association, dated as of March 15, 2002, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2002 (File No. 814-00149), filed May 15, 2002.

*10.27	Indenture, between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust 2002-1, as the Issuer, dated as of March 15, 2002, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2002 (File No. 814-00149), filed May 15, 2002.

*10.28	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2002-1, by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated as of March 11, 2002, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended March 31, 2002 (File No. 814-00149), filed May 15, 2002.

*10.29	ACAS Transfer Agreement, between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2002-2, dated as of August 8, 2002, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2002 (File No. 814-00149), filed November 14, 2002.

*10.30	Transfer And Servicing Agreement, among ACAS Business Loan Trust 2002-2, ACAS Business Loan LLC, 2002-2, ACAS Business Loan LLC, 2002-2, American Capital Strategies, Ltd., and Wells Fargo Bank Minnesota, National Association, dated as of August 8, 2002, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2002 (File No. 814-00149), filed November 14, 2002.

*10.31	Indenture, between ACAS Business Loan Trust 2002-2, as Issuer and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, dated as of August 8, 2002, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2002 (File No. 814-00149), filed November 14, 2002.

*10.32	Purchase Agreement, dated as of August 8, 2002 by and among ACAS Business Loan Trust 2002-2, ACAS Business Loan LLC, 2002-2, Wachovia Capital Markets, LLC, and American Capital Strategies, Ltd., incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2002 (File No. 814-00149), filed November 14, 2002.

*10.33	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2002-2, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended September 30, 2002 (File No. 814-00149), filed November 14, 2002.

Exhibit	Description
*10.34	ACAS Transfer Agreement between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2003-1, dated as of May 21, 2003, incorporated herein by reference to Exhibit 2.k.27 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

*10.35	Transfer And Servicing Agreement, among ACAS Business Loan Trust 2003-1, ACAS Business Loan LLC, 2003-1, Wells Fargo Bank Minnesota, National Association, and American Capital Strategies, Ltd., dated as of May 21, 2003, incorporated herein by reference to Exhibit 2.k.28 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

*10.36	Indenture, between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust 2003-1, as the Issuer, dated as of May 21, 2003, incorporated herein by reference to Exhibit 2.k.29 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

*10.37	Purchase Agreement dated as of May 16, 2003, by and among ACAS Business Loan Trust 2003-1, ACAS Business Loan LLC, 2003-1, Wachovia Capital Markets, LLC, and American Capital Strategies, Ltd., incorporated by reference to Exhibit 2.k.30 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

*10.38	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2003-1, by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated as of May 12, 2003, incorporated herein by reference to Exhibit 2.k.31 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

*10.39	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2003-2, by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated as of December 11, 2003, incorporated by reference to Form 10-K for the year ended December 31, 2003 (File No. 814-00149), filed March 15, 2004.

*10.40	ACAS Transfer Agreement between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2003-2, dated as of December 19, 2003, incorporated by reference to Form 10-K for the year ended December 31, 2003 (File No. 814-00149), filed March 15, 2004.

*10.41	Transfer And Servicing Agreement, among ACAS Business Loan Trust 2003-2, ACAS Business Loan LLC, 2003-2, Wells Fargo Bank Minnesota, National Association, and American Capital Strategies, Ltd., dated as of December 19, 2003, incorporated by reference to Form 10-K for the year ended December 31, 2003 (File No. 814-00149), filed March 15, 2004.

*10.42	Indenture, between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust 2003-2, as the Issuer, dated as of December 19, 2003, incorporated by reference to Form 10-K for the year ended December 31, 2003 (File No. 814-00149), filed March 15, 2004.

*10.43	Purchase Agreement, dated as of December 15, 2003, by and among ACAS Business Loan Trust 2003-2, ACAS Business Loan LLC, 2003-2, Wachovia Capital Markets, LLC, and American Capital Strategies, Ltd., December 19, 2003, incorporated by reference to Form 10-K for the year ended December 31, 2003 (File No. 814-00149), filed March 15, 2004.

*10.44	Limited Liability Operating Agreement of ACAS Business Loan LLC, 2004-1, by and among American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated as of November 19, 2004, incorporated herein by reference to Exhibit 3.2 of Form 8-K dated December 2, 2004.

*10.45	ACAS Transfer Agreement between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2004-1, dated as of December 2, 2004, incorporated herein by reference to Exhibit 3.2 of Form 8-K dated December 2, 2004.

Exhibit	Description

*10.46	Transfer And Servicing Agreement, among ACAS Business Loan Trust 2004-1, ACAS Business Loan LLC, 2004-1, Wells Fargo Bank Minnesota, National Association, and American Capital Strategies, Ltd., dated as of December 2, 2004, incorporated herein by reference to Exhibit 3.2 of Form 8-K dated December 2, 2004.

*10.47	Indenture, between Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and ACAS Business Loan Trust 2004-1, as the Issuer, dated as of December 2, 2004, incorporated herein by reference to Exhibit 3.2 of Form 8-K dated December 2, 2004.

*10.48	Purchase Agreement, by and among American Capital Strategies, Ltd., Wachovia Capital Markets, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Harris Nesbitt Corp. and BB&T Capital Markets, a division of Scott & Stringfellow, dated as of November 22, 2004, incorporated herein by reference to Exhibit 3.2 of Form 8-K dated December 2, 2004.

*10.49	Underwriting Agreement, dated September 21, 2004, by and among American Capital and the parties listed therein, incorporated by reference to Exhibit 99.2 of Form 8-K dated September 21, 2004.

*10.50	Forward Agreement, dated September 21, 2004, by and among American Capital, JPMorgan Chase Bank and J.P. Morgan Securities Inc. as agent for JPMorgan Chase Bank, incorporated by reference to Exhibit 99.3 of Form 8-K dated September 21, 2004.

*10.51	Forward Agreement, dated September 21, 2004, by and between American Capital and Citigroup Global Markets Inc., incorporated by reference to Exhibit 99.3 of Form 8-K dated September 21, 2004.

*10.52	Forward Agreement, dated September 21, 2004, by and among American Capital, Wachovia Bank, National Association and Wachovia Capital Markets, LLC, as agent for Wachovia Bank, National Association, incorporated by reference to Exhibit 99.4 of Form 8-K dated September 21, 2004.

*10.53	Custodian Agreement between the Company and Riggs Bank, N.A., dated as of August 27, 1997, incorporated herein by reference to Exhibit 2.j.2 of the Pre-Effective Amendment Number 2 to the Registration Statement on Form N-2 (File No. 333-29943), filed August 29, 1997.

*10.54	Custodian Agreement, between American Capital Strategies, Ltd. and Wells Fargo Bank Minnesota, National Association, dated as of March 21, 2003, incorporated herein by reference to Exhibit 2.j.2 of Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (File No. 333-89340), filed June 13, 2003.

†*10.55	American Capital Strategies, Ltd. 2000 Employee Stock Option Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000, as amended by Amendment No. 1, in the form filed as Exhibit II to the Definitive Proxy Statement for the 2001 Annual Meeting, filed on April 3, 2001 (File No. 814-00149).

†*10.56	American Capital Strategies, Ltd. 2000 Disinterested Director Stock Option Plan, incorporated by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting, filed on April 5, 2000 (File No. 814-00149).

†*10.57	American Capital Strategies, Ltd. 2003 Employee Stock Option Plan, incorporated by reference to Exhibit I to the Definitive Proxy Statement for the 2003 Annual Meeting, filed on April 10, 2003 (File No. 814-00149).

†*10.58	American Capital Strategies, Ltd. 2004 Employee Stock Option Plan, incorporated by reference to Exhibit II to the Definitive Proxy Statement for the 2004 Annual Meeting, filed on March 26, 2004 (File No. 814-00149).

Exhibit	Description
†*10.59	Amended and Restated Employment Agreement between the Company and Malon Wilkus, dated as of March 28, 2003, incorporated herein by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†*10.60	Amended and Restated Employment Agreement between the Company and John Erickson, dated as of March 28, 2003, incorporated herein by reference to Exhibit 10.4 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†*10.61	Amended and Restated Employment Agreement between the Company and Ira Wagner, dated as of March 28, 2003, incorporated herein by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†*10.62	Second Amended and Restated Employment Agreement between the Company and Roland Cline, dated as of March 28,2003, incorporated herein by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†*10.63	Amended and Restated Employment Agreement between the Company and Gordon O’Brien, dated as of March 28,2003, incorporated herein by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†*10.64	Employment Agreement between the Company and Darin Winn, dated as of March 28, 2003, incorporated herein by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2002 (File No. 814-00149), filed March 31, 2003.

†10.65	Employment Agreement between the Company and Samuel A. Flax, dated as of January 1, 2005, filed herewith.

†*10.66	Stock Option Exercise Agreement between the Company and Malon Wilkus, dated March 7, 2001, incorporated herein by reference to Exhibit 2.i.23 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

†*10.67	Stock Option Exercise Agreement between the Company and Malon Wilkus, dated March 2, 2001, incorporated herein by reference to Exhibit 2.i.24 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

†10.68	Stock Option Exercise Agreement between the Company and Malon Wilkus, dated December 12, 2001, filed herewith.

†*10.69	Purchase Note by Malon Wilkus in favor of the Company, dated June 7, 1999, incorporated herein by reference herein to Exhibit 10.16 of the Pre Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-79377), filed July 9, 1999.

†*10.70	Purchase Note by Malon Wilkus in favor of the Company, dated March 7, 2001, incorporated herein by reference to Exhibit 2.i.27 of the Post Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

†*10.71	Purchase Note by Malon Wilkus in favor of the Company, dated March 2, 2001, incorporated herein by reference to Exhibit 2.i.28 of the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-36818), filed May 29, 2001.

†10.72	Purchase Note by Malon Wilkus in favor of the Company, dated December 12, 2001, filed herewith.

*10.73	Strategic Relationship Agreement dated as of September 25, 2001 by and between the Company and Gladstone Capital Corporation, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2001 (File No. 814-00149), filed November 14, 2001.

*10.74	Release and Covenants Agreement between the Company and Adam Blumenthal dated as of June 7, 2002, incorporated herein by reference to Exhibit 2.i.1 of the Post-Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-89340), filed July 9, 2002.

Exhibit	Description

*10.75	Amended and Restated Split Dollar Agreement between the Company and Adam Blumenthal dated as of June 7, 2002, incorporated herein by reference to Exhibit 2.i.4 of the Post Effective Amendment Number 1 to the Registration Statement on Form N-2 (File No. 333-89340), filed July 9, 2002.

†*10.76	Split Dollar Agreement between American Capital Strategies, Ltd. and Roland Cline dated September 7, 1999, incorporated by reference herein to Exhibit 2.i.12.a to the Registration Statement on Form N-2 (File No. 333-113859), filed March 23, 2004.

†*10.77	Amendment to Split Dollar Agreement between American Capital Strategies, Ltd. and Roland Cline dated October 31, 2003, incorporated by reference herein to Exhibit 2.i.12.b to the Registration Statement on Form N-2 (File No. 333-113859), filed March 23, 2004.

†*10.78	Form of American Capital Strategies, Ltd. 2002 Employee Stock Option Plan, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2002 Annual Meeting, filed on April 12, 2002 (File No. 814-00149).

21	Subsidiaries of the Company and jurisdiction of incorporation:
1) American Capital Financial Services, Inc., a Delaware corporation
2) ACS Equities, L.P., a Delaware limited partnership
3) ACS Funding Trust I, a Delaware statutory trust
4) ACAS Business Loan LLC, 2000-1, a Delaware limited liability company
5) ACAS Business Loan LLC, 2002-1, a Delaware limited liability company
6) ACAS Business Loan Trust 2002-1, a Delaware statutory trust
7) ACAS Business Loan LLC, 2002-2, a Delaware limited liability company
8) ACAS Business Loan Trust, 2002-2, a Delaware statutory trust
9) ACAS Business Loan LLC, 2003-1, a Delaware limited liability company
10) ACAS Business Loan Trust, 2003-1, a Delaware statutory trust
11) ACAS Business Loan LLC, 2003-2, a Delaware limited liability company
12) ACAS Business Loan Trust, 2003-2, a Delaware statutory trust
13) ACAS Business Loan Trust, 2004-1, a Delaware limited liability company
14) ACAS Business Loan Trust, 2004-1, a Delaware statutory trust
15) American Capital-Asia, Ltd., a Delaware corporation

23	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorneys of directors and officers, filed herewith.

31	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Fully or partly previously filed
†	Management contract or compensatory plan
(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ JOHN R. ERICKSON
John R. Erickson Executive Vice President and Chief Financial Officer

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Malon Wilkus	Chairman, President and Chief Executive Officer	March 15, 2005

/s/ JOHN R. ERICKSON John R. Erickson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

* Mary C. Baskin	Director	March 15, 2005

* Neil M. Hahl	Director	March 15, 2005

* Philip R. Harper	Director	March 15, 2005

* Stan Lundine	Director	March 15, 2005

* Kenneth D. Peterson, Jr.	Director	March 15, 2005

* Alvin N. Puryear	Director	March 15, 2005

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2004	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2004(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2004	Value of Each Item as of December 31, 2004
Controlled Companies
Commercial Services & Supplies	Senior debt	$29,658			$29,658
	Subordinated debt	95,717			95,717
	Redeemable preferred equity	29,958			29,958
	Equity warrants (1)	54.8%			77,129
	Common equity (1)	62.8%			54,401

			(4,056)	17,953	286,863

Food Products	Senior debt	56,513			56,553
	Subordinated debt	63,641			63,652
	Redeemable preferred equity	38,392			30,676
	Convertible preferred equity	77.0%			20,920
	Equity warrants (1)	51.9%			11,166
	Common equity (1)	80.1%			21,892

			737	11,836	204,859

Machinery	Senior debt	17,099			17,099
	Subordinated debt	43,172			38,491
	Redeemable preferred equity	38,120			28,110
	Convertible preferred equity (1)	90.3%			1,767
	Equity warrants (1)	28.5%			711
	Common equity (1)	36.1%			3,025

			(5,726)	6,446	89,203

Leisure Equipment & Products	Senior debt	43,913			52,267
	Subordinated debt	33,778			26,818
	Redeemable preferred equity	12,127			5,231
	Convertible preferred equity (1)	7.1%			—
	Equity warrants (1)	50.1%			4,116
	Common equity (1)	10.4%			2,546

			(2,836)	5,556	90,978

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2004	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2004(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2004	Value of Each Item as of December 31, 2004
Aerospace & Defense	Senior debt	58,493			58,524
	Subordinated debt	60			541
	Common equity (1)	92.9%			2,234

			(9,505)	5,413	61,299

Road & Rail	Subordinated debt	32,774			32,151
	Redeemable preferred equity (1)	3,930			—
	Equity warrants (1)	57.9%			4,602
	Common equity (1)	75.7%			23,132

			(9,616)	9,017	59,885

Building Products	Senior debt	6,494			6,494
	Subordinated debt	49,898			40,832
	Redeemable preferred equity (1)	36,661			10,338
	Convertible preferred equity (1)	48.9%			8,305
	Equity warrants (1)	95.8%			446
	Common equity (1)	7.8%			8,305

			(4,868)	6,932	74,720

Electronic Equipment & Instruments	Senior debt	8,901			8,901
	Subordinated debt	29,311			29,311
	Common equity (1)	90.3%			42,046

			2,256	4,999	80,258

Chemicals	Senior debt	33,633			33,633
	Subordinated debt	63,153			29,324
	Redeemable preferred equity	19,254			19,136
	Equity warrants (1)	67.1%			1,706
	Common equity (1)	50.7%			53,847

			1,837	16,019	137,646

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2004	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2004(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2004	Value of Each Item as of December 31, 2004
Construction & Engineering	Subordinated debt	28,411			28,543
	Convertible preferred equity (1)	71.2%			7,910
	Common equity (1)	0.2%			—

			(1,613)	4,450	36,453

Construction Materials	Senior debt	15,925			15,925
	Subordinated debt	28,035			28,035
	Redeemable preferred equity	13,931			13,931
	Convertible preferred equity	37.9%			7,956
	Common equity (1)	42.3%			6,784

			5,491	4,603	72,631

Auto Components	Subordinated debt	18,336			18,336
	Redeemable preferred equity	4,500			4,500
	Equity warrants (1)	31.6%			23,401
	Common equity (1)	100.0%			2,239

			2,192	3,403	48,476

Distributors	Subordinated debt	16,246			16,246
	Redeemable preferred equity (1)	1,228			—
	Equity warrants (1)	81.5%			3,350
	Common equity (1)	7.2%			—

			173	3,017	19,596

Diversified Financial Services	Common equity (1)	89.7%	1,807	1,807	27,017

Electrical Equipment	Senior debt	70,793			70,793
	Subordinated debt	38,821			38,821
	Redeemable preferred equity	12,510			12,510
	Equity warrants (1)	70.2%			12,775
	Common equity (1)	87.2%			22,331

			2,692	3,660	157,230

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2004	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2004(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2004	Value of Each Item as of December 31, 2004
Household Durables	Senior debt	5,728			5,728
	Subordinated debt	17,688			17,688
	Redeemable preferred equity	4,868			4,868
	Equity warrants (1)	62.1%			37,697

			1,717	6,017	65,981

IT Services	Senior debt	10,175			10,175
	Subordinated debt	8,382			8,382
	Redeemable preferred equity	6,676			6,676
	Equity warrants (1)	77.3%			10,874
	Common equity (1)	6.6%			933

			—	163	37,040

Specialty Retail	Senior debt	145			145
	Subordinated debt	12,535			12,574
	Redeemable preferred equity	3,082			3,082
	Equity warrants (1)	50.7%			4,112

			(776)	1,862	19,913

Textiles, Apparel & Luxury Goods	Senior debt	15,632			15,632
	Subordinated debt	24,327			24,327
	Redeemable preferred equity	9,886			9,886
	Equity warrants (1)	41.7%			1,527
	Common equity (1)	82.61%			14,658

			(225)	7,344	66,030

Other (less than 1%)	Senior debt	8,075			8,075
	Subordinated debt	17,861			9,446
	Convertible preferred equity (1)	59.0%			—
	Equity warrants (1)	19.0%			—
	Common equity (1)	100.0%			476

			(2,341)	1,660	17,997

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2004	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2004(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2004	Value of Each Item as of December 31, 2004
Dividends and interest for controlled companies prior to being classified as controlled				(5,072)

Dividends and interest for controlled companies not held at end of period				4,154

Total Controlled Companies			(22,660)	121,239	1,654,075

Affiliate Companies
Road & Rail	Senior debt	18,183			18,183
	Subordinated debt	12,435			12,435
	Redeemable preferred equity (1)	1,567			1,300
	Common equity (1)	11.9%			1,306

				3,577	33,224

Computers & Peripherals	Senior debt	13,811			13,811
	Subordinated debt	13,604			13,604
	Common equity (1)	5.1%			2,565
	Equity warrants (1)	2.7%			1,337

				3,158	31,317

Health Care Providers & Services	Senior debt	16,088			16,088
	Redeemable preferred equity	4,454			4,454
	Common equity (1)	11.9%			936

				2,035	21,478

Commercial Services & Supplies	Senior debt	47,242			47,242
	Subordinated debt	26,595			26,595
	Equity warrants (1)	2.3%			1,584
	Common equity (1)	6.3%			4,407

				3,127	79,828

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2004	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2004(2)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2004	Value of Each Item as of December 31, 2004
Health Care Equipment & Supplies	Senior debt	8,805			8,805
	Subordinated debt	86,507			86,507
	Redeemable preferred equity	10,414			10,414
	Convertible preferred equity	6.3%			13,559
	Equity warrants (1)	1.9%			1,708
	Common equity (1)	15.5%			5,074

				11,131	126,067

Household Products	Senior debt	22,837			22,837
	Subordinated debt	22,786			22,786
	Equity warrants (1)	29.3%			4,773
	Common equity (1)	5.7%			—

				9,426	50,396

Auto Components	Subordinated debt	27,604			27,604
	Redeemable preferred equity (1)	4,510			4,510
	Common equity (1)	8.0%			500

				139	32,614

Other (less than 1%)	Subordinated debt	18,250			18,250
	Redeemable preferred equity (1)	3,664			3,235
	Equity warrants (1)	3.2%			41
	Common equity (1)	5.5%			12,079

				7,686	33,605

Dividends and interest for affiliate companies prior to being classified as affiliate				(7,222)

Dividends and interest for affiliate companies not held at end of period				3,269

Total Affiliate Companies				36,326	408,529

Total				$157,565	$2,062,604

(1)	Non-income producing
(2)	Pursuant to Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio company investments. Accordingly, the amount of equity in net profit/(loss) for the fiscal year ended December 31, 2004 is properly not recorded in the Company’s financial statements.

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2003	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2004
Controlled Companies
Commercial Services & Supplies	Senior debt	$18,377	$30,231	$(18,950)	$29,658
	Subordinated debt	57,433	40,885	(2,601)	95,717
	Redeemable preferred equity	12,065	20,266	(2,373)	29,958
	Equity warrants	52,938	25,886	(1,695)	77,129
	Common equity	23,320	31,805	(724)	54,401

		164,133	149,073	(26,343)	286,863

Food Products	Senior debt	50,020	22,045	(15,512)	56,553
	Subordinated debt	32,114	31,538	—	63,652
	Redeemable preferred equity	36,684	1,708	(7,716)	30,676
	Convertible preferred equity	1,312	20,586	(978)	20,920
	Equity warrants	9,862	1,350	(46)	11,166
	Common equity	8,392	18,500	(5,000)	21,892

		138,384	95,727	(29,252)	204,859

Machinery	Senior debt	34,294	10,637	(27,832)	17,099
	Subordinated debt	56,449	19,097	(37,055)	38,491
	Redeemable preferred equity	15,968	17,087	(4,945)	28,110
	Convertible preferred equity	2,688	—	(921)	1,767
	Equity warrants	12,294	—	(11,583)	711
	Common equity	6,897	14,385	(18,257)	3,025

		128,590	61,206	(100,593)	89,203

Leisure Equipment & Products	Senior debt	7,542	55,502	(10,777)	52,267
	Subordinated debt	9,681	22,672	(5,535)	26,818
	Redeemable preferred equity	—	5,231	—	5,231
	Convertible preferred equity	—	—	—	—
	Equity warrants	—	4,116	—	4,116
	Common equity	546	2,000	—	2,546

		17,769	89,521	(16,312)	90,978

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2003	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2004
Aerospace & Defense	Senior debt	67,573	15,316	(24,365)	58,524
	Subordinated debt	7,806	225	(7,490)	541
	Equity warrants	5,730	—	(5,730)	—
	Common equity	7,808	—	(5,574)	2,234

		88,917	15,541	(43,159)	61,299

Road & Rail	Subordinated debt	52,875	4,308	(25,032)	32,151
	Redeemable preferred equity	2,745	3,000	(5,745)	—
	Equity warrants	8,763	1,376	(5,537)	4,602
	Common equity	16,487	6,645	—	23,132

		80,870	15,329	(36,314)	59,885

Building Products	Senior debt	5,651	1,512	(669)	6,494
	Subordinated debt	52,866	2,408	(14,442)	40,832
	Redeemable preferred equity	12,588	650	(2,900)	10,338
	Convertible preferred equity	3,500	4,805	—	8,305
	Equity warrants	661	—	(215)	446
	Common equity	3,500	4,805	—	8,305

		78,766	14,180	(18,226)	74,720

Electronic Equipment & Instruments	Senior debt	8,888	13	—	8,901
	Subordinated debt	21,743	7,568	—	29,311
	Common equity	29,636	12,410	—	42,046

		60,267	19,991	—	80,258

Chemicals	Senior debt	17,559	51,545	(35,471)	33,633
	Subordinated debt	34,253	25,795	(30,724)	29,324
	Redeemable preferred equity	—	19,136	—	19,136
	Equity warrants	2,040	—	(334)	1,706
	Common equity	56	53,791	—	53,847

		53,908	150,267	(66,529)	137,646

Construction & Engineering	Subordinated debt	40,372	995	(12,824)	28,543
	Convertible preferred equity	—	7,910	—	7,910
	Common equity	—	—	—	—

		40,372	8,905	(12,824)	36,453

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2003	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2004
Construction Materials	Senior debt	—	35,925	(20,000)	15,925
	Subordinated debt	20,782	7,870	(617)	28,035
	Redeemable preferred equity	12,704	1,227	—	13,931
	Convertible preferred equity	6,004	1,952	—	7,956
	Common equity	—	6,784	—	6,784

		39,490	53,758	(20,617)	72,631

Auto Components	Subordinated debt	18,077	259	—	18,336
	Redeemable preferred equity	3,940	560	—	4,500
	Equity warrants	12,290	11,111	—	23,401
	Common equity	—	2,239	—	2,239

		34,307	14,169	—	48,476

Distributors	Subordinated debt	15,329	917	—	16,246
	Redeemable preferred equity	929	299	(1,228)	—
	Equity warrants	5,254	—	(1,904)	3,350
	Common equity	29	—	(29)	—

		21,541	1,216	(3,161)	19,596

Diversified Financial Services	Common equity	500	28,575	(2,058)	27,017

Electrical Equipment	Senior debt	—	70,793	—	70,793
	Subordinated debt	—	38,821	—	38,821
	Redeemable preferred equity	—	12,510	—	12,510
	Equity warrants	—	12,775	—	12,775
	Common equity	—	22,331	—	22,331

		—	157,230	—	157,230

Household Durables	Senior debt	5,723	5	—	5,728
	Subordinated debt	17,394	294	—	17,688
	Redeemable preferred equity	4,794	754	(680)	4,868
	Equity warrants	10,724	26,973	—	37,697

		38,635	28,026	(680)	65,981

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2003	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2004
IT Services	Senior debt	—	10,175	—	10,175
	Subordinated debt	—	8,382	—	8,382
	Redeemable preferred equity	—	6,676	—	6,676
	Equity warrants	—	10,874	—	10,874
	Common equity	—	933	—	933

		—	37,040	—	37,040

Specialty Realty	Senior debt	—	332	(187)	145
	Subordinated debt	—	12,574	—	12,574
	Redeemable preferred equity	—	3,082	—	3,082
	Equity warrants	—	5,378	(1,266)	4,112

		—	21,366	(1,453)	19,913

Textiles, Apparel & Luxury Goods	Senior debt	8,230	12,943	(5,541)	15,632
	Subordinated debt	10,765	13,562	—	24,327
	Redeemable preferred equity	8,644	1,242	—	9,886
	Equity warrants	—	1,527	—	1,527
	Common equity	9,706	4,952	—	14,658

		37,345	34,226	(5,541)	66,030

Other (less than 1%)	Senior debt	8,073	202	(200)	8,075
	Subordinated debt	8,801	645	—	9,446
	Convertible preferred equity	—	—	—	—
	Equity warrants	—	—	—	—
	Common equity	476	120	(120)	476

		17,350	967	(320)	17,997

Total Controlled Companies		1,041,144	996,313	(383,382)	1,654,075

Affiliate Companies
Road & Rail	Senior debt	17,200	4,083	(3,100)	18,183
	Subordinated debt	12,308	127	—	12,435
	Redeemable preferred equity	1,567	—	(267)	1,300
	Common equity	2,682	—	(1,376)	1,306

		33,757	4,210	(4,743)	33,224

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2003	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2004
Computers & Peripherals Senior debt	Senior debt	12,452	16,322	(14,963)	13,811
	Subordinated debt	13,265	339	—	13,604
	Common equity	1,815	750	—	2,565
	Equity warrants	946	391	—	1,337

		28,478	17,802	(14,963)	31,317

Health Care Providers & Services	Senior debt	15,265	823	—	16,088
	Redeemable preferred equity	2,391	2,063	—	4,454
	Common equity	1,574	4	(642)	936

		19,230	2,890	(642)	21,478

Commercial Services & Supplies	Senior debt	4,042	57,263	(14,063)	47,242
	Subordinated debt	13,496	26,921	(13,822)	26,595
	Equity warrants	343	1,584	(343)	1,584
	Common equity	1,000	4,407	(1,000)	4,407

		18,881	90,175	(29,228)	79,828

Health Care Equipment & Supplies	Senior debt	—	25,058	(16,253)	8,805
	Subordinated debt	10,982	86,507	(10,982)	86,507
	Redeemable preferred equity	982	12,664	(3,232)	10,414
	Convertible preferred equity	—	13,559	—	13,559
	Equity warrants	997	1,708	(997)	1,708
	Common equity	2,123	5,323	(2,372)	5,074

		15,084	144,819	(33,836)	126,067

Household Products	Senior debt	—	23,012	(175)	22,837
	Subordinated debt	—	22,786	—	22,786
	Equity warrants	—	4,773	—	4,773
	Common equity	—	—	—	—

		—	50,571	(175)	50,396

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2004

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2003	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2004
Auto Components	Subordinated debt	—	27,604	—	27,604
	Redeemable preferred equity	—	4,510	—	4,510
	Common equity	—	500	—	500

		—	32,614	—	32,614

Other (less than 1%)	Senior debt	—	11,115	(11,115)	—
	Subordinated debt	18,136	8,831	(8,717)	18,250
	Redeemable preferred equity	2,335	900	—	3,235
	Equity warrants	—	41	—	41
	Common equity	2,016	10,063	—	12,079

		22,487	30,950	(19,832)	33,605

Total Affiliate Companies		137,917	374,031	(103,419)	408,529

Total		$1,179,061	$1,370,344	$(486,801)	$2,062,604