Form 10-Q
period 2005-03-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2005-05-10
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒.    No  ☐

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 20, 2005 was 92,564,316.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Investments at fair value (cost of $3,564,547 and $3,236,249, respectively)
Non-Control/Non-Affiliate investments	$1,202,665	$1,157,406
Affiliate investments	436,219	408,529
Control investments	1,834,203	1,654,075
Government securities	99,938	—
Interest rate derivative agreements	8,135	1,678

Total investments at fair value	3,581,160	3,221,688
Cash and cash equivalents	90,117	58,367
Restricted cash	69,787	141,895
Interest receivable	29,405	22,053
Other	49,311	47,424

Total assets	$3,819,780	$3,491,427

Liabilities and Shareholders’ Equity
Debt	$1,738,033	$1,560,978
Interest rate derivative agreements	5,603	17,396
Accrued dividends payable	65,817	5,322
Other	23,172	35,305

Total liabilities	1,832,625	1,619,001

Commitments and Contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 90,977 and 88,705 issued and outstanding, respectively	910	887
Capital in excess of par value	2,086,986	2,010,063
Unearned compensation	(44,790)	(36,690)
Notes receivable from sale of common stock	(6,825)	(6,845)
Distributions in excess of net realized earnings	(60,136)	(63,032)
Net unrealized appreciation (depreciation) of investments	11,010	(31,957)

Total shareholders’ equity	1,987,155	1,872,426

Total liabilities and shareholders’ equity	$3,819,780	$3,491,427

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31
	2005	2004
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$36,353	$23,102
Affiliate investments	12,516	6,253
Control investments	37,549	26,201

Total interest and dividend income	86,418	55,556

Fees
Non-Control/Non-Affiliate investments	2,604	1,556
Affiliate investments	1,833	876
Control investments	10,000	8,542

Total fee income	14,437	10,974

Total operating income	100,855	66,530

OPERATING EXPENSES:
Interest	17,346	6,045
Salaries and benefits	9,116	5,743
General and administrative	6,285	5,880
Stock-based compensation	3,196	1,368

Total operating expenses	35,943	19,036

OPERATING INCOME BEFORE INCOME TAXES	64,912	47,494

Provision for income taxes	(1,025)	—

NET OPERATING INCOME	63,887	47,494

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	1,888	(11,152)
Affiliate investments	752	(3)
Control investments	5,481	(45,434)
Interest rate derivative periodic payments	(3,295)	(2,258)

Total net realized gain (loss) on investments	4,826	(58,847)

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	24,717	61,880
Interest rate derivative periodic payment accrual	(280)	(3,687)
Interest rate derivative agreements	18,530	(12,237)

Total net unrealized appreciation of investments	42,967	45,956

Total net gain (loss) on investments	47,793	(12,891)

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$111,680	$34,603

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.71	$0.71
Diluted	$0.70	$0.70
NET EARNINGS PER COMMON SHARE:
Basic	$1.25	$0.52
Diluted	$1.22	$0.51
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	89,534	67,126
Diluted	91,401	68,269
DIVIDENDS DECLARED PER COMMON SHARE	$0.73	$0.70

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06) Common Stock Warrants (2,004 shares)(1)	$9,778 534	$9,810 1,660

			10,312	11,470
Aerus, LLC	Houshold Durables	Common Membership Warrants (250,000 units)(1)	246	—
Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)	124	1,588
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 9/10) Subordinated Debt (16.0%, Due 9/11 – 9/12)	14,826 50,230	14,826 50,230

			65,056	65,056
BBB Industries, LLC	Auto Components	Senior Debt (12.2%, Due 5/11) Subordinated Debt (17.5%, Due 11/11)	19,711 5,011	19,711 5,011

			24,722	24,722
BC Natural Foods LLC	Food Products	Senior Debt (10.8%, Due 9/07) Subordinated Debt (16.9%, Due 1/08 – 7/09) Common Membership Warrants (15.2% membership interest)(1)	4,563 28,966 3,331	4,563 28,966 8,658

			36,860	42,187
Beacon Hospice, Inc.	Health Care Provider & Services	Senior Debt (10.2%, Due 2/08 – 2/11) Subordinated Debt (14.5%, Due 2/12)	8,297 9,893	8,297 9,893

			18,190	18,190
BLI Holdings Corporation	Personal Products	Subordinated Debt (16.5%, Due 10/10)(1)	17,332	7,167
Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.4%, Due 9/12 – 8/13)	12,657	12,657
Bumble Bee Seafoods, L.P.	Food Products	Partnership Units (465 units)(1)	465	2,482
Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.8%, Due 3/10) Common Stock Warrants (197,322 shares)(1) Common Stock (11,850 shares)(1) Preferred Stock Warrants (1,564 shares)(1) Redeemable Preferred Stock (11,850 shares)(1)	22,011 5,418 — — 441	22,095 3,812 — — 141

			27,870	26,048
CIVCO Holding, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.1%, Due 7/10 – 7/11) Common Stock (210,820 shares)(1) Common Stock Warrants (609,060 shares)(1)	25,020 2,127 2,934	25,020 3,050 8,813

			30,081	36,883
CoLTS 2005-1 Ltd.	Diversified Financial Services	Preferred Shares (360 shares)	16,314	16,314
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10) Common Stock Warrants (6,828 shares)(1)	14,868 695	14,868 695

			15,563	15,563
Corrpro Companies, Inc.(2)	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11) Common Stock Warrants (5,799,187 shares)(1) Redeemable Preferred Stock (2,000 shares)	11,143 3,865 1,356	11,143 3,865 1,356

			16,364	16,364

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
Directed Electronics, Inc.	Household Durables	Subordinated Debt (11.3%, Due 6/11 – 6/12)	73,150	73,150
Dynisco Parent, Inc.	Electronic Equipment & Instruments	Subordinated Debt (12.6%, Due 10/11) Common Stock (10,000 shares)(1) Common Stock Warrants (2,115 shares)(1)	27,245 1,000 210	27,245 1,000 210

			28,455	28,455
Erickson Construction, LLC	Building Products	Senior Debt (9.7%, Due 9/09)	35,050	35,050
Euro-Pro Operating LLC	Household Durables	Senior Debt (15.4%, Due 9/08)	39,848	39,848
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11) Common Stock Warrants (122,397 shares)(1)	14,282 122	14,282 122

			14,404	14,404
HMS Healthcare, Inc.	Health Care Providers & Services	Subordinated Debt (14.6%, Due 7/11 – 7/12) Common Stock (263,620 shares)(1) Redeemable Preferred Stock (170,013 shares) Common Stock Warrants (96,578 shares)(1)	40,982 264 1,802 97	40,982 4,371 1,972 1,601

			43,145	48,926
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12) Redeemable Preferred Stock (5,000 shares)	29,861 5,588	29,861 5,588

			35,449	35,449
HP Evenflo Acquisition Co.	Household Durables	Senior Debt (11.3%, Due 8/10) Common Stock (250,000 shares)(1)	22,736 2,500	22,736 2,500

			25,236	25,236
Interior Specialist, Inc	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 9/10)	13,117	13,117
IST Acquisitions, Inc.	Electrical Equipment	Senior Debt (10.6%, Due 5/05 – 10/11) Subordinated Debt (14.0%, Due 5/11 – 5/12) Common Stock (10,000 shares)(1) Redeemable Preferred Stock (22,000 shares) Common Stock Warrants (83,458 shares)(1)	12,777 8,621 1,000 15,389 8,346	12,777 8,621 1,000 15,389 8,346

			46,133	46,133
JAG Industries, Inc.	Metals & Mining	Subordinated Debt (0.0%, Due 10/18) (1)	1,358	61
Kelly Aerospace, Inc.	Aerospace & Defense	Subordinated Debt (13.5%, Due 2/09) Common Stock Warrants (279 shares)(1)	9,345 1,588	9,345 2,699

			10,933	12,044
Mobile Tool International, Inc.	Machinery	Subordinated Debt (9.6%, Due 4/06)(1)	1,068	115
Montana Silversmiths, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (9.2%, Due 10/06 – 10/11) Subordinated Debt (14.0%, Due 10/12)	11,025 10,938	11,025 10,938

			21,963	21,963
MP TotalCare, Inc.	Healthcare Equipment & Supplies	Senior Debt (13.2%, Due 10/10)	14,840	14,840
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10) Common Stock Warrants (247,368 shares)(1)	8,461 1,232	8,461 2,333

			9,693	10,794

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
NewQuest, Inc.	Health Care Providers & Services	Subordinated Debt (15.0%, Due 3/12)	34,568	34,568
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants (405,326 shares)(1) Convertible Preferred Stock (155,280 shares)(1)	612 1,319	— 300

			1,931	300
Pelican Products, Inc.	Containers & Packaging	Senior Debt (9.5%, Due 10/11)	14,784	14,784
Phillips & Temro Holdings LLC	Auto Components	Senior Debt (9.0%, Due 12/09 – 12/11) Subordinated Debt (15.0%, Due 12/12)	23,678 14,892	23,678 14,892

			38,570	38,570
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)	2,577	11,345
Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)	25,776	25,776
Rocky Shoes & Boots, Inc.	Textile, Apparel & Luxury Goods	Senior Debt (10.7%, Due 1/11)	29,568	29,568
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (10.8%, Due 6/05 – 6/10) Subordinated Debt (14.4%, Due 6/11 – 6/12) Convertible Preferred Stock (3,000 shares) Redeemable Preferred Stock (11,000 shares)	4,938 11,920 305 6,825	4,938 11,920 305 6,825
		Convertible Preferred Stock Warrants (50,175 shares)(1)	5,028	5,028

			29,016	29,016
Sanda Kan (Cayman I) Holdings Company Limited (3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)	6,582	6,203
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12) Common Stock Warrants (5,187 shares)(1)	9,908 489	9,908 489

			10,397	10,397
Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (10.2%, Due 8/09 – 8/11) Common Stock (50,000 shares)(1)	31,218 500	31,218 500

			31,718	31,718
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (8.7%, Due 8/09) Subordinated Debt (15.9%, Due 8/12)	9,807 12,370	9,807 12,370

			22,177	22,177
Stravina Operating Company, LLC	Personal Products	Subordinated Debt (17.4%, Due 5/10 – 8/11)(1) Common Stock (1,000 shares)(1)	28,082 1,000	16,909 —

			29,082	16,909
Supreme Corq Holdings, LLC	Household Products	Senior Debt (6.3%, Due 6/09 – 6/10) Subordinated Debt (12.0%, Due 6/12) Common Membership Warrants (3,359 units)(1)	1,502 4,587 381	1,502 4,587 381

			6,470	6,470
Technical Concepts Holdings, LLC	Building Products	Senior Debt (8.9%, Due 2/08 – 2/10) Subordinated Debt (12.3%, Due 2/11 – 2/12) Common Membership Warrants (792,149 units)(1)	15,019 13,497 1,703	15,019 13,497 1,703

			30,219	30,219

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (10.0%, Due 5/10) Subordinated Debt (14.5%, Due 5/12)	17,127 12,642	17,127 12,642

			29,769	29,769
The Tensar Corporation	Construction & Engineering	Subordinated Debt (15.0%, Due 6/11) Common Stock (122,949 shares)(1) Common Stock Warrants (424,616 shares)(1) Redeemable Preferred Stock (53,490 shares)	24,047 246 6,054 919	24,047 2,008 6,933 919

			31,266	33,907
ThreeSixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (10.7%, Due 9/08) Common equity(1)	9,229 4,093	9,229 —

			13,322	9,229
T-NETIX, Inc.	Diversified Telecommunication Services	Common Stock (17,544 shares)(1)	1,000	682
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (10.3%, Due 3/11) Subordinated Debt (15.0%, Due 4/12)	12,884 15,894	12,884 15,894

			28,778	28,778
UAV Corporation	Leisure Equipment & Products	Subordinated Debt (16.3%, Due 5/10)	14,929	14,929
Valley Proteins, Inc.	Food Products	Subordinated Debt (11.3%, Due 6/11)	9,884	9,884
Vigo Remittance Corp.	Diversified Financial Services	Common Stock Warrants (50,000 shares)(1)	1,213	3,664
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10) Common Stock Warrants (4,284 shares)(1)	10,022 462	10,022 462

			10,484	10,484
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.8%, Due 12/06 – 12/07) Common Membership Warrants (1,832 units)(1)	8,760 2,248	7,041 831

			11,008	7,872
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (17.3%, Due 6/10)	7,679	7,679
WIL Research Holding Company, Inc.	Pharmaceuticals & Biotechnology	Subordinated Debt (14.3%, Due 9/11) Redeemable Preferred Stock (5,000,000 shares)	15,067 5,401	15,067 5,401
		Convertible Preferred Stock (1,000,000 shares)	1,024	1,024

			21,492	21,492
Subtotal Non-Control / Non-Affiliate Investments			1,200,257	1,202,665

CONTROL INVESTMENTS
3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Subordinated Debt (14.8%, Due 10/10 – 11/11) Common Stock (855 shares)(1)	38,478 27,246	38,478 42,046

			65,724	80,524

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of Co.	27,322	27,322
Aeriform Corporation	Chemicals	Senior Debt (7.7%, Due 6/08) Senior Subordinated Debt (14.0%, Due 5/09) Junior Subordinated Debt (0.0%, Due 5/09)(1) Common Stock Warrants (2,419,483 shares)(1) Redeemable Preferred Stock (10 shares)(1)	21,705 429 34,959 4,360 119	21,705 429 1,130 — —

			61,572	23,264
American Decorative Surfaces International, Inc.	Building Products	Senior Debt (7.3%, Due 5/05) Subordinated Debt (7.0%, Due 5/11)(1) Common Stock (1 share)(1) Common Stock Warrants (94,868 shares)(1) Convertible Preferred Stock (100,000 shares)(1)	2,500 16,727 10,543 — 13,674	2,500 5,558 — — —

			43,444	8,058
ASC Industries, Inc	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11) Common Stock Warrants (74,888 shares)(1) Redeemable Preferred Stock (72,000 shares)	18,417 6,531 4,647	18,417 23,401 4,647

			29,595	46,465
Automatic Bar Controls, Inc.	Commercial Services & Supplies	Senior Debt (11.0%, Due 6/07) Subordinated Debt (17.1%, Due 6/09) Common Stock (595,364 shares)(1) Common Stock Warrants (15,459 shares)(1)	10,868 14,608 7,000 182	10,868 14,608 20,725 519

			32,658	46,720
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (9.7%, Due 12/07) Subordinated Debt (14.0%, Due 3/09) Subordinated Debt (14.0%, Due 3/09)(1) Common Stock Warrants (4,268,905 shares)(1) Convertible Preferred Stock (13,301,300 shares)(1)	5,251 5,442 12,455 2,599 2,732	5,251 5,479 9,257 — —

			28,479	19,987
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14) Common Stock (100 shares)(1)	3,000 483	3,000 476

			3,483	3,476
Bridgeport International, LLC(3)	Machinery	Senior Debt (9.3%, Due 9/07) Common Stock (2,000,000 shares)(1) Convertible Preferred Stock (5,000,000 shares)(1)	3,972 2,000 5,000	3,972 — 1,767

			10,972	5,739
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)	1,492	400
Confluence Holdings Corp.	Leisure Equipment & Products

Senior Debt (6.5%, Due 9/07)

Subordinated Debt (13.0%, Due 10/05 )

Subordinated Debt (20.2%, Due 5/10 – 12/15)(1)

Redeemable Preferred Stock (7,200 shares)(1)

Convertible Preferred Stock (765 shares)(1)

Common Stock Warrants (7,764 shares)(1)

Common Stock (1 share)(1)

			14,818 7,030 5,468 6,898 3,528 — 2,700	23,170 7,030 121 — — — 546

			40,442	30,867

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
Consolidated Utility Services, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 5/10) Common Stock (58,906 shares)(1)	6,460 1	6,460 1
		Redeemable Preferred Stock (3,625,000 shares)(1)	3,625	3,625

			10,086	10,086
Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt (14.3%, Due 9/11 – 9/12) Redeemable Preferred Stock (252,020 shares) Common Stock Warrants (111,965 shares)(1) Common Stock (65,000 shares)(1)	13,899 16,842 11,197 6,500	13,899 16,842 11,197 6,500

			48,438	48,438
DanChem Technologies, Inc.	Chemicals	Senior Debt (8.8%, Due 12/10) Subordinated Debt (12.0%, Due 2/09) Common Stock (427,719 shares)(1) Redeemable Preferred Stock (5,249 shares)(1) Common Stock Warrants (401,622 shares)(1)	11,929 6,226 2,500 4,155 2,221	11,929 6,226 — 4,218 718

			27,031	23,091
Dosimetry Acquisitions (U.S.), Inc.(3)	Electrical Equipment	Senior Debt (8.7%, Due 6/05 – 6/10) Subordinated Debt (15.6%, Due 6/11) Common Stock (10,000 shares)(1) Common Stock Warrants (73,333 shares)(1) Redeemable Preferred Stock (16,900 shares)	28,367 17,277 1,769 12,775 12,938	28,367 17,277 1,769 12,775 12,938

			73,126	73,126
eLynx Holdings, Inc.	IT Services	Senior Debt (9.6%, Due 12/07 – 12/09) Subordinated Debt (15.0%, Due 12/10 – 12/11) Common Stock (9,326 shares)(1) Redeemable Preferred Stock (17,488 shares) Common Stock Warrants (108,735 shares)(1)	10,189 8,438 933 7,030 10,874	10,189 8,438 933 7,030 10,874

			37,464	37,464
Escort Inc.	Household Durables	Senior Debt (14.7%, Due 7/09) Subordinated Debt (12.4%, Due 7/11 – 7/12) Redeemable Preferred Stock (90,000 shares) Common Stock Warrants (175,562 shares)(1)	5,730 17,770 5,056 8,783	5,730 17,770 5,056 42,488

			37,339	71,044
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (7.7%, Due 5/05 – 3/08) Subordinated Debt (11.0%, Due 3/08) Common Stock Warrants (31,897 shares)(1) Convertible Preferred Stock (260,048 shares)(1)	8,465 7,695 1,110 5,732	8,503 7,704 69 1,764

			23,002	18,040
European Touch LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06) Subordinated Debt (12.4%, Due 11/06) Common Stock (2,895 shares)(1) Redeemable Preferred Stock (450 shares) Common Stock Warrants (7,105 shares)(1)	3,271 13,580 1,500 525 3,683	3,271 13,580 4,525 525 11,862

			22,559	33,763
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (16.3%, Due 11/09) Subordinated Debt (14.9%, Due 11/10 – 11/11) Common Stock (970,583 shares)(1) Redeemable Preferred Stock (145,000 shares)	4,454 11,147 9,706 10,207	4,454 11,147 14,658 10,207

			35,514	40,466

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
Future Food, Inc.	Food Products	Senior Debt (10.7%, Due 7/10) Subordinated Debt (12.4%, Due 7/11 – 7/12) Common Stock (92,738 shares)(1) Common Stock Warrants (6,500 shares)(1)	9,828 12,607 18,500 1,297	9,828 12,607 18,500 1,297

			42,232	42,232
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (10.4%, Due 2/10 – 2/12) Subordinated Debt (15.0%, Due 2/13) Common Stock (221,672 shares)(1)	50,096 28,654 26,685	50,096 28,654 30,567

			105,435	109,317
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Senior Debt (11.0%, Due 11/11) Subordinated Debt (16.0%, Due 9/09 – 9/10) Common Stock (14,140 shares)(1) Redeemable Preferred Stock (16,160 shares) Common Stock Warrants (71,557 shares)(1)	3,942 17,793 1,414 11,068 7,132	3,942 17,793 1,414 11,068 7,132

			41,349	41,349
Halex Holdings, Inc.	Construction Materials	Senior Debt (10.0%, Due 7/08 – 10/08) Subordinated Debt (17.1%, Due 8/10) Common Stock (163,083 shares)(1) Redeemable Preferred Stock (1,000 shares) Convertible Preferred Stock (145,996 shares)	20,649 28,327 6,784 14,085 1,771	20,649 28,327 6,784 14,085 7,956

			71,616	77,801
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt (8.8%, Due 5/05 – 5/09) Subordinated Debt (14.5%, Due 5/10) Common Membership Warrants (41.7% membership interest)(1)	14,015 13,358 3,572	14,015 13,358 1,527

			30,945	28,900
Hospitality Mints, Inc.	Food Products	Senior Debt (10.7%, Due 11/10) Subordinated Debt (12.4%, Due 11/11 – 11/12) Convertible Preferred Stock (95,198 shares) Common Stock Warrants (86,817 shares)(1)	7,374 18,180 21,010 54	7,374 18,180 21,010 54

			46,618	46,618
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08) Common Stock (426,205 shares)(1) Redeemable Preferred Stock (23,803 shares)(1) Common Stock Warrants (530,000 shares)(1)	15,653 4,760 18,864 5,918	15,736 — 16,040 711

			45,195	32,487
Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11) Common Stock (8,750 shares)(1) Redeemable Preferred Stock (1,000 shares)(1) Convertible Preferred Stock (8,750 shares)(1)	21,694 3,500 7,000 3,500	21,694 8,305 7,000 8,305

			35,694	45,304
KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 – 2/12) Common Stock (1,551,000 shares)(1) Redeemable Preferred Stock (13,950 shares)	21,813 1,550 15,283	21,813 68,258 15,283

			38,646	105,354

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
KIC Holdings, Inc.	Building Products	Senior Debt (12.5%, Due 9/07) Subordinated Debt (12.0%, Due 9/08) Redeemable Preferred Stock (30,087 shares)(1) Common Stock (3,761 shares)(1) Common Stock Warrants (156,613 shares)(1)	7,722 11,649 29,661 5,100 3,060	7,722 11,649 803 — —

			57,192	20,174
Life-Like Holdings, Inc.	Leisure Equipment & Products	Senior Debt (7.5%, Due 6/07 – 6/10) Subordinated Debt (14.2%, Due 6/11 – 6/12) Common Stock (20,000 shares)(1) Redeemable Preferred Stock (8,800 shares) Common Stock Warrants (41,164 shares)(1)	39,647 21,481 2,000 5,415 4,116	39,647 21,481 2,000 5,415 4,116

			72,659	72,659
Logex Corporation	Road & Rail	Senior Subordinated Debt (12.0%, Due 7/08) Junior Subordinated Debt (14.0%, Due 7/08)(1) Common Stock Warrants (137,839 shares)(1) Redeemable Preferred Stock (695 shares)(1)	19,435 4,756 7,454 3,930	19,435 4,133 — —

			35,575	23,568
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt (8.2%, Due 2/10) Subordinated Debt (18.0%, Due 2/13) Preferred Units (800 units)(1)	7,856 8,940 11,000	7,856 8,940 11,000

			27,796	27,796
MBT International, Inc.	Distributors	Subordinated Debt (11.6%, Due 7/05 – 5/09) Common Stock (1,887,834 shares)(1) Common Stock Warrants (21,314,448 shares)(1) Redeemable Preferred Stock (2,250,000 shares)(1)	16,493 1,233 5,254 1,228	16,493 — 3,190 1,228

			24,208	20,911
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06) Common Membership Warrants (50,128 units)(1)	11,586 2,038	11,586 41,227

			13,624	52,813
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.0%, Due 6/06 – 8/23) Subordinated Debt (8.0%, Due 7/13) Common Stock (771,839 shares)(1)	50,551 71 95	50,578 552 921

			50,717	52,051
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.0%, Due 12/08 – 12/09) Common Stock (100 shares)(1) Convertible Preferred Stock (32,043 shares)(1)	28,263 — 11,500	28,390 — 10,766

			39,763	39,156
nSpired Holdings, Inc.	Food Products	Senior Debt (8.3%, Due 12/08 – 12/09) Subordinated Debt (18.0%, Due 8/07) Common Stock (169,018 shares)(1) Redeemable Preferred Stock (25,500 shares)(1)	18,592 9,340 5,000 25,500	18,592 9,340 — 7,656

			58,432	35,588
Optima Bus Corporation	Machinery	Senior Debt (7.8%, Due 6/06 – 1/08) Subordinated Debt (10.0%, Due 5/11)(1) Common Stock (20,464 shares)(1) Convertible Preferred Stock (2,751,743 shares)(1) Common Stock Warrants (43,150 shares)(1)	4,260 4,751 1,896 24,625 4,041	4,260 3,938 — — —

			39,573	8,198

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10) Common Stock (341,222 shares)(1)	4,632 1,089	4,632 1,854

			5,721	6,486
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (9.7%, Due 12/09 – 6/11) Subordinated Debt (15.5%, Due 12/12) Common Stock (98,799 shares)(1)	40,513 21,915 20,562	40,513 21,915 20,562

			82,990	82,990
Precitech, Inc.	Machinery	Senior Debt (9.8%, Due 12/09 – 12/10) Senior Subordinated Debt (16.0%, Due 12/11)	4,955 2,020	4,955 2,020
		Junior Subordinated Debt (17.0%, Due 12/12)(1)	5,076	1,095
		Redeemable Preferred Stock (35,807 shares)(1) Common Stock (22,040 shares)(1) Common Stock Warrants (22,783)(1)	7,186 2,204 2,278	— — —

			23,719	8,070
Roadrunner Freight Systems, Inc.	Road & Rail	Subordinated Debt (15.5%, Due 7/09 – 7/10) Common Stock (309,361 shares)(1) Common Stock Warrants (65,000 shares)(1)	4,392 13,550 2,840	4,392 33,705 6,474

			20,782	44,571
Specialty Brands of America, Inc.	Food Products	Senior Debt (8.7%, Due 12/05 – 12/09) Subordinated Debt (15.4%, Due 9/08 – 12/11) Redeemable Preferred Stock (209,303 shares) Common Stock (33,916 shares)(1) Common Stock Warrants (97,464 shares)(1)	11,844 16,040 13,345 3,392 9,746	11,844 16,040 13,345 3,392 9,746

			54,367	54,367
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)(1) Common Stock (4,735,000 shares)(1) Common Stock Warrants (465,000 shares)(1)	6,288 19,076 2,869	6,288 97 —

			28,233	6,385
Unique Fabricating Inc.	Auto Components	Senior Debt (10.2%, Due 2/10 – 2/12) Subordinated Debt (14.9%, Due 2/13) Redeemable Preferred Stock (2,500 shares) Common Stock Warrants (6,350 shares)(1)	5,770 6,610 2,218 330	5,770 6,610 2,218 330

			14,928	14,928
Weber Nickel Technologies, Ltd.(3)	Machinery	Subordinated Debt (17.7%, Due 2/06 – 9/12) Common Stock (44,834 shares)(1) Redeemable Preferred Stock (14,796 shares)	15,911 1,171 12,307	15,911 1,171 12,307

			29,389	29,389
WWC Acquisitions, Inc	Commercial Services & Supplies	Senior Debt (9.6%, Due 12/07 – 12/11) Subordinated Debt (14.2%, Due 12/12 – 12/13) Common Stock (4,826,476 shares)(1)	11,760 21,781 21,237	11,760 21,781 22,860

			54,778	56,401
Subtotal Control Investments			1,851,918	1,834,203

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (9.7%, Due 12/09 – 12/10) Subordinated Debt (15.5%, Due 12/12) Common Stock (281,534 shares)(1) Common Stock Warrants (101,226 shares)(1)	28,755 26,845 — —	28,755 26,845 4,407 1,584

			55,600	61,591
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.4%, Due 11/11) Common Stock (447,285 shares)(1) Convertible Preferred Stock (447,285 shares) Common Stock Warrants (132,957 shares)(1)	68,228 45 10,943 1,676	68,228 2,821 13,765 1,708

			80,892	86,522
Continental Structural Plastics, Inc.	Auto Components	Subordinated Debt (14.0%, Due 2/13) Common Stock (3,000 shares)(1) Redeemable Preferred Stock (2,700 shares)	10,855 300 2,719	10,855 300 2,719

			13,874	13,874
Edge Products, LLC	Auto Components	Senior Debt (7.9%, Due 3/10) Subordinated Debt (12.4%, Due 3/13) Common Membership Units (7,620 units)(1) Common Membership Warrants (13,780 units)(1)	12,275 13,298 1,749 62	12,275 13,298 1,749 62

			27,384	27,384
FMI Holdco I, LLC	Road & Rail	Senior Debt (10.1%, Due 4/05 – 4/08) Subordinated Debt (13.0%, Due 4/10) Common units (589,373 units)(1) Preferred units (273,224 units)(1)	18,173 12,471 2,683 1,567	18,173 12,471 1,306 1,300

			34,894	33,250
Marcal Paper Mills, Inc.	Household Products	Senior Debt (16.1%, Due 12/06) Subordinated Debt (20.5%, Due 12/09) Common Stock Warrants(1) Common Stock (209,254 shares)(1)	22,705 23,394 5,001 —	22,705 23,394 8,791 2,854

			51,100	57,744
Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)	1,500	2,974
Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12) Preferred Units (900 units)(1) Common Units (100,000 units)(1) Common Membership Warrants (41,360 units)(1)	8,567 900 100 41	8,567 900 336 139

			9,608	9,942
Northwest Coatings, LLC	Containers & Packaging	Senior Debt (11.2%, Due 2/08 – 3/08) Subordinated Debt (15.0%, Due 11/10) Common Units (380,828 units)(1) Redeemable Preferred Units (3,291,265 units)(1)	11,004 10,160 333 3,138	11,004 10,160 — 2,775

			24,635	23,939
PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)	1,052	5,192

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
Qualitor Component Holdings, LLC.	Auto Components	Subordinated Debt (15.0%, Due 12/12) Common Units (500,000 units)(1) Preferred Units (4,500,000 units)(1)	27,804 500 4,500	27,804 500 4,500

			32,804	32,804
Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)	3,044	4,893
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (13.9%, Due 12/10) Subordinated Debt (14.5%, Due 12/11) Partnership Units (144,552 units)(1) Preferred Partnership Units (57,143 units)(1)	8,698 8,499 1,253 754	8,698 8,499 1,253 754

			19,204	19,204
The Hygenic Corporation	Health Care Equipment & Supplies	Subordinated Debt (15.5%, Due 1/12) Common Stock (200,000 shares)(1) Redeemable Preferred Stock (9,000 shares)	10,562 1,000 9,840	10,562 4,408 9,840

			21,402	24,810
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.0%, Due 12/05 – 6/07) Common Stock (131,399 shares)(1) Redeemable Preferred Stock (131,399 shares)(1)	16,094 13 3,973	16,094 — 641

			20,080	16,735
WFS Holding, Inc.	Software	Subordinated Debt (14.0%, Due 2/12) Convertible Preferred Stock (35,000,000 shares)(1)	11,861 3,500	11,861 3,500

			15,361	15,361
Subtotal Affiliate Investments			412,434	436,219
GOVERNMENT SECURITIES
	U.S. Treasury Bill	2.5%, Due 4/7/2005	99,938	99,938
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	15 Contracts Notional Amounts Totaling $647,060	—	7,402
	Interest Rate Swaption – Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $7,093	—	122
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $27,849	—	611

Subtotal Interest Rate Derivative Agreements			—	8,135
Total Investment Assets			$3,564,547	$3,581,160
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	21 Contracts Notional Amounts Totaling $384,075	$—	$(5,356)
	Interest Rate Swap – Pay Floating/ Receive Floating	6 Contracts Notional Amounts Totaling $118,769	—	(247)
Total Investment Liabilities			$—	$(5,603)

(1)	Non-income producing.
(2)	Public company.
(3)	Foreign investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06) Common Stock Warrants (2,004 shares)(1)	$9,749 534	$9,786 1,660

			10,283	11,446
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)	246	—
Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)	124	951
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (10.8%, Due 9/10) Subordinated Debt (16.0%, Due 9/11 – 9/12)	14,820 49,840	14,820 49,840

			64,660	64,660
BBB Industries, LLC	Auto Components	Senior Debt (10.4%, Due 11/09 – 5/11) Subordinated Debt (17.5%, Due 11/11)	26,070 4,939	26,070 4,939

			31,009	31,009
BC Natural Foods LLC	Food Products	Senior Debt (10.4%, Due 9/07) Subordinated Debt (16.5%, Due 1/08 – 7/09) Common Membership Warrants (15.2% membership interest)(1)	4,786 28,490 3,331	4,786 28,490 8,658

			36,607	41,934
BLI Holdings Corp.	Personal Products	Subordinated Debt (16.5%, Due 10/10)(1)	17,326	3,342
Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.4%, Due 9/12 – 8/13)	12,494	12,494
Bumble Bee Seafoods, L.P.	Food Products	Partnership Units (465 units)(1)	465	2,487
CamelBak Products, LLC	Leisure Equipment & Products	Subordinated Debt (14.8%, Due 11/10)	38,797	38,797
Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.8%, Due 3/10) Common Stock Warrants (197,322 shares)(1) Common Stock (11,850 shares)(1) Redeemable Preferred Stock (11,850 shares)(1)	21,575 5,418 — 441	21,666 3,812 — 141

			27,434	25,619
CIVCO Holding, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.1%, Due 7/10 – 7/11) Common Stock (210,820 shares)(1) Common Stock Warrants (609,060 shares)(1)	24,413 2,127 2,934	24,413 1,491 4,307

			29,474	30,211
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10) Common Stock Warrants (6,828 shares)(1)	14,774 695	14,774 695

			15,469	15,469
Corrpro Companies, Inc.(2)	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11) Common Stock Warrants (5,799,187 shares)(1) Redeemable Preferred Stock (2,000 shares)	11,076 3,865 1,282	11,076 3,865 1,282

			16,223	16,223
Directed Electronics, Inc.	Household Durables	Subordinated Debt (11.1%, Due 6/11 – 6/12)	73,128	73,128
Dynisco Parent, Inc.	Electronic Equipment & Instruments	Subordinated Debt (12.6%, Due 10/11) Common Stock (10,000 shares)(1) Common Stock Warrants (2,115 shares)(1)	27,119 1,000 210	27,119 1,000 210

			28,329	28,329

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
Erickson Construction, LLC	Building Products	Senior Debt (9.3%, Due 9/09)	39,527	39,527
Euro-Pro Operating LLC	Household Durables	Senior Debt (15.0%, Due 9/08)	39,840	39,840
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11) Common Stock Warrants (122,397 shares)(1)	14,169 122	14,169 122

			14,291	14,291
HMS Healthcare, Inc.	Health Care Providers & Services	Subordinated Debt (14.6%, Due 7/11 – 7/12) Common Stock (263,620 shares)(1) Redeemable Preferred Stock (263,620 shares) Common Stock Warrants (96,578 shares)(1)	40,386 264 2,839 97	40,386 2,474 2,839 906

			43,586	46,605
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12) Redeemable Preferred Stock (5,000 shares)	29,592 5,375	29,592 5,375

			34,967	34,967
HP Evenflo Acquisition Co.	Household Products	Senior Debt (10.7%, Due 8/10) Common Stock (250,000 shares)(1)	22,727 2,500	22,727 2,500

			25,227	25,227
Interior Specialist, Inc	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 9/10)	13,047	13,047
IST Acquisitions, Inc.	Electrical Equipment	Senior Debt (9.6%, Due 5/05 – 10/11) Subordinated Debt (14.0%, Due 5/11 – 5/12) Common Stock (10,000 shares)(1) Redeemable Preferred Stock (22,000 shares) Common Stock Warrants (83,458 shares)(1)	15,031 8,572 1,000 14,924 8,346	15,031 8,572 1,000 14,924 8,346

			47,873	47,873
JAG Industries, Inc.	Metals & Mining	Subordinated Debt (0.0%, Due 10/18)(1)	1,358	61
Kelly Aerospace, Inc.	Aerospace & Defense	Subordinated Debt (13.5%, Due 2/09) Common Stock Warrants (250 shares)(1)	9,286 1,588	9,286 2,219

			10,874	11,505
Mobile Tool International, Inc.	Machinery	Subordinated Debt (9.2%, Due 4/06)(1)	1,068	115
Montana Silversmiths, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (8.8%, Due 10/06 – 10/11) Subordinated Debt (14.0%, Due 10/12)	11,027 10,880	11,027 10,880

			21,907	21,907
MP TotalCare, Inc.	Healthcare Equipment & Supplies	Senior Debt (12.8%, Due 10/10)	14,835	14,835
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10) Common Stock Warrants (247,368 shares)(1)	8,400 1,232	8,400 2,333

			9,632	10,733
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants (405,326 shares)(1) Convertible Preferred Stock (155,280 shares)(1)	612 1,319	— 300

			1,931	300
Pelican Products, Inc.	Containers & Packaging	Senior Debt (9.5%, Due 10/11)	14,778	14,778
Phillips & Temro Holdings LLC	Auto Components	Senior Debt (8.8%, Due 12/09 – 12/11) Subordinated Debt (15.0%, Due 11/09 – 12/12)	23,461 14,775	23,461 14,775

			38,236	38,236

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)	2,577	14,501
Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)	25,578	25,578
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (10.6%, Due 6/05 – 6/10) Subordinated Debt (14.4%, Due 6/11 – 6/12) Convertible Preferred Stock (3,000 shares) Redeemable Preferred Stock (11,000 shares) Convertible Preferred Stock Warrants (50,175 shares)(1)	4,731 11,855 303 6,594 5,028	4,731 11,855 303 6,594 5,028

			28,511	28,511
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)	6,582	6,203
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12) Common Stock Warrants (5,187 shares)(1)	9,916 489	9,916 489

			10,405	10,405
Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (9.7%, Due 8/09 – 8/11) Common Stock (50,000 shares)(1)	31,406 500	31,406 500

			31,906	31,906
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (8.2%, Due 8/09) Subordinated Debt (15.9%, Due 8/12)	9,799 12,258	9,799 12,258

			22,057	22,057
Stravina Operating Company, LLC	Personal Products	Senior Subordinated Debt (17.0%, Due 5/10) Junior Subordinated Debt (18.5%, Due 8/11)(1) Common Stock (1,000 shares)(1)	20,259 7,820 1,000	20,259 7,643 —

			29,079	27,902
Supreme Corq Holdings, LLC	Household Products	Senior Debt (5.9%, Due 6/09 – 6/10) Subordinated Debt (12.0%, Due 6/12) Common Membership Warrants (3,359 units)(1)	2,095 4,577 381	2,095 4,577 381

			7,053	7,053
Technical Concepts Holdings, LLC	Building Products	Senior Debt (8.3%, Due 2/08 – 2/10) Subordinated Debt (12.3%, Due 2/11 – 2/12) Common Membership Warrants (792,149 units)(1)	15,563 13,460 1,703	15,563 13,460 1,703

			30,726	30,726
The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (9.6%, Due 5/10) Subordinated Debt (14.5%, Due 5/12)	17,145 12,540	17,145 12,540

			29,685	29,685
The Lion Brewery, Inc.	Beverages	Subordinated Debt (9.8%, Due 1/09) Common Stock Warrants (540,000 shares)(1)	6,169 675	6,215 4,381

			6,844	10,596
The Tensar Corporation	Construction & Engineering	Subordinated Debt (15.0%, Due 6/11) Common Stock (122,301 shares)(1) Common Stock Warrants (403,770 shares)(1) Redeemable Preferred Stock (53,490 shares)	23,680 243 6,006 904	23,680 1,351 4,459 904

			30,833	30,394

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
ThreeSixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (10.3%, Due 9/08) Common equity(1)	9,229 4,093	9,229 —

			13,322	9,229
T-NETIX, Inc.	Diversified Telecommunication Services	Common Stock (17,544 shares)(1)	1,000	1,000
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (9.6%, Due 3/11) Subordinated Debt (15.0%, Due 4/12)	12,881 15,772	12,881 15,772

			28,653	28,653
UAV Corporation	Leisure Equipment & Products	Subordinated Debt (16.3%, Due 5/10)	14,746	14,746
Valley Proteins, Inc.	Food Products	Subordinated Debt (11.3%, Due 6/11)	9,881	9,881
Vigo Remittance Corp.	Diversified Financial Services	Common Stock Warrants (50,000 shares)(1)	1,213	1,396
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10) Common Stock Warrants (4,284 shares)(1)	9,958 462	9,958 462

			10,420	10,420
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.8%, Due 12/06 – 12/07) Common Membership Warrants (1,832 units)(1)	8,670 2,246	6,891 892

			10,916	7,783
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (17.3%, Due 6/10)	7,678	7,678
WIL Research Holding Company, Inc.	Pharmaceuticals & Biotechnology	Subordinated Debt (14.3%, Due 9/11) Redeemable Preferred Stock (5,000,000 shares) Convertible Preferred Stock (1,000,000 shares)	14,941 5,204 1,012	14,941 5,204 1,012

			21,157	21,157
Subtotal Non-Control / Non-Affiliate Investments			1,155,867	1,157,406

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Senior Debt (12.3%, Due 3/10) Subordinated Debt (16.0%, Due 11/10 – 11/11) Common Stock (855 shares)(1)	8,901 29,311 27,246	8,901 29,311 42,046

			65,458	80,258
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of Co.	26,617	26,617
ACS PTI, Inc.	Auto Components	Common Stock (1,000 shares)(1)	348	2,239
Aeriform Corporation	Chemicals	Senior Debt (7.8%, Due 6/08) Senior Subordinated Debt (14.0%, Due 5/09) Junior Subordinated Debt (0.0%, Due 5/09)(1) Common Stock Warrants (2,419,483 shares)(1) Redeemable Preferred Stock (10 shares)(1)	21,704 429 34,959 4,360 118	21,704 429 1,130 — —

			61,570	23,263
American Decorative Surfaces International, Inc.	Building Products	Senior Debt (6.7%, Due 5/05) Subordinated Debt (7.0%, Due 5/11 – 5/12)(1) Common Stock (1 share)(1) Common Stock Warrants (94,868 shares)(1) Convertible Preferred Stock (100,000 shares)(1)	1,000 16,727 10,543 — 13,674	1,000 7,661 — — —

			41,944	8,661

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
ASC Industries, Inc	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11) Common Stock Warrants (74,888 shares)(1) Redeemable Preferred Stock (72,000 shares)	18,336 6,531 4,500	18,336 23,401 4,500

			29,367	46,237
Automatic Bar Controls, Inc.	Commercial Services & Supplies	Senior Debt (10.5%, Due 6/07) Subordinated Debt (17.1%, Due 6/09) Common Stock (595,364 shares)(1) Common Stock Warrants (15,459 shares)(1)	11,031 14,524 7,000 182	11,031 14,524 20,725 519

			32,737	46,799
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (9.3%, Due 12/07) Subordinated Debt (14.0%, Due 3/09) Subordinated Debt (14.0%, Due 3/09)(1) Common Stock Warrants (4,268,905 shares)(1) Convertible Preferred Stock (13,301,300 shares)(1)	5,251 5,409 12,452 2,599 2,732	5,251 5,409 4,037 — —

			28,443	14,697
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14) Common Stock (100 shares)(1)	2,824 483	2,824 476

			3,307	3,300
Bridgeport International, LLC(3)	Machinery	Senior Debt (8.3%, Due 9/07) Common Stock (2,000,000 shares)(1) Convertible Preferred Stock (5,000,000 shares)(1)	8,812 2,000 5,000	8,812 — 1,767

			15,812	10,579
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)	1,492	400
Confluence Holdings Corp.	Leisure Equipment & Products

Senior Debt (6.2%, Due 9/07)

Subordinated Debt (19.1%, Due 10/05 – 12/15)

Redeemable Preferred Stock (7,200 shares)(1)

Convertible Preferred Stock (765 shares)(1)

Common Stock Warrants (7,764 shares)(1)

Common Stock (1 share)(1)

			9,966 12,426 6,896 3,529 — 2,700	18,320 5,466 — — — 546

			35,517	24,332
Consolidated Utility Services, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 5/10) Common Stock (39,406 shares) (1) Redeemable Preferred Stock (2,425,000 shares)	2,965 — 2,425	2,965 — 2,425

			5,390	5,390
Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt (14.3%, Due 9/11 – 9/12) Redeemable Preferred Stock (252,020 shares) Common Stock Warrants (111,965 shares)(1) Common Stock (65,000 shares)(1)	13,810 16,307 11,197 6,500	13,810 16,307 11,197 6,500

			47,814	47,814
Cycle Gear, Inc.	Specialty Retail	Senior Debt (10.1%, Due 9/05) Subordinated Debt (11.0%, Due 9/06) Common Stock Warrants (104,439 shares)(1) Redeemable Preferred Stock (57,361 shares)	145 12,535 973 3,082	145 12,574 4,112 3,082

			16,735	19,913

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
DanChem Technologies, Inc.	Chemicals	Senior Debt (8.4%, Due 2/08 – 12/10) Subordinated Debt (12.0%, Due 2/09) Common Stock (427,719 shares)(1) Redeemable Preferred Stock (5,249 shares)(1) Common Stock Warrants (401,622 shares)(1)	11,929 6,191 2,500 4,155 2,221	11,929 6,191 348 4,155 1,706

			26,996	24,329
Dosimetry Acquisitions (U.S.), Inc.(3)	Electrical Equipment	Senior Debt (8.3%, Due 6/05 – 6/10) Subordinated Debt (15.1%, Due 6/11) Common Stock (10,000 shares)(1) Common Stock Warrants (73,333 shares)(1) Redeemable Preferred Stock (16,900 shares)	30,530 17,131 1,769 12,775 12,510	30,530 17,131 1,769 12,775 12,510

			74,715	74,715
eLynx Holdings, Inc.	IT Services	Senior Debt (9.3%, Due 12/07 – 12/09) Subordinated Debt (15.0%, Due 12/10 – 12/11) Common Stock (9,326 shares)(1) Redeemable Preferred Stock (17,488 shares) Common Stock Warrants (108,735 shares)(1)	10,175 8,382 933 6,676 10,874	10,175 8,382 933 6,676 10,874

			37,040	37,040
Escort Inc.	Household Durables	Senior Debt (14.2%, Due 7/09) Subordinated Debt (12.4%, Due 7/11 – 7/12) Redeemable Preferred Stock (90,000 shares) Common Stock Warrants (175,562 shares)(1)	5,728 17,688 4,868 8,783	5,728 17,688 4,868 37,697

			37,067	65,981
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (7.3%, Due 5/05 – 3/08) Subordinated Debt (11.0%, Due 3/08) Common Stock Warrants (31,897 shares)(1) Convertible Preferred Stock (258,618 shares)(1)	8,582 7,686 1,110 4,302	8,622 7,697 69 334

			21,680	16,722
European Touch LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06) Subordinated Debt (12.4%, Due 11/06) Common Stock (2,895 shares)(1) Redeemable Preferred Stock (450 shares) Common Stock Warrants (7,105 shares)(1)	3,418 13,181 1,500 515 3,683	3,418 13,181 4,525 515 11,862

			22,297	33,501
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (15.7%, Due 11/09) Subordinated Debt (14.9%, Due 11/10 – 11/11) Common Stock (970,583 shares)(1) Redeemable Preferred Stock (145,000 shares)	4,452 11,070 9,706 9,886	4,452 11,070 14,658 9,886

			35,114	40,066
Future Food, Inc.	Food Products	Senior Debt (10.2%, Due 7/10) Subordinated Debt (12.4%, Due 7/11 – 7/12) Common Stock (92,738 shares)(1) Common Stock Warrants (6,500 shares)(1)	9,849 12,577 18,500 1,297	9,849 12,577 18,500 1,297

			42,223	42,223
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Senior Debt (10.6%, Due 11/11) Subordinated Debt (16.0%, Due 9/09 – 9/10) Common Stock (14,140 shares)(1) Redeemable Preferred Stock (16,160 shares) Common Stock Warrants (71,557 shares)(1)	3,941 17,680 1,414 10,711 7,132	3,941 17,680 1,414 10,711 7,132

			40,878	40,878

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
Halex Holdings, Inc.	Construction Materials	Senior Debt (10.6%, Due 7/08 - 10/08) Subordinated Debt (17.1%, Due 8/10) Common Stock (163,083 shares)(1) Redeemable Preferred Stock (1,000 shares) Convertible Preferred Stock (145,996 shares)	15,925 28,035 6,784 13,931 1,771	15,925 28,035 6,784 13,931 7,956

			66,446	72,631
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt (8.4%, Due 5/05) Subordinated Debt (14.5%, Due 5/10) Common Membership Warrants (41.7% membership interest)(1)	11,180 13,257 3,572	11,180 13,257 1,527

			28,009	25,964
Hospitality Mints, Inc.	Food Products	Senior Debt (10.2%, Due 11/10) Subordinated Debt (12.4%, Due 11/11 – 11/12) Convertible Preferred Stock (95,198 shares) Common Stock Warrants (86,817 shares)(1)	7,383 18,173 20,586 54	7,383 18,173 20,586 54

			46,196	46,196
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08) Common Stock (426,205 shares)(1) Redeemable Preferred Stock (23,803 shares)(1) Common Stock Warrants (530,000 shares)(1)	15,604 4,760 18,864 5,918	15,694 — 16,040 711

			45,146	32,445
Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11) Common Stock (8,750 shares)(1) Redeemable Preferred Stock (1,000 shares)(1) Convertible Preferred Stock (8,750 shares)(1)	21,522 3,500 7,000 3,500	21,522 8,305 7,000 8,305

			35,522	45,132
KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 – 2/12) Common Stock (1,551,000 shares)(1) Redeemable Preferred Stock (13,950 shares)	21,574 1,550 14,981	21,574 53,499 14,981

			38,105	90,054
KIC Holdings, Inc.	Building Products	Senior Debt (12.5%, Due 9/07) Subordinated Debt (12.0%, Due 9/08) Redeemable Preferred Stock (30,087 shares)(1) Common Stock (3,761 shares)(1) Common Stock Warrants (156,613 shares)(1)	5,494 11,649 29,661 5,100 3,060	5,494 11,649 3,338 — 446

			54,964	20,927
Life-Like Holdings, Inc.	Leisure Equipment & Products	Senior Debt (7.1%, Due 6/07 – 6/10) Subordinated Debt (14.2%, Due 6/11 – 6/12) Common Stock (20,000 shares)(1) Redeemable Preferred Stock (8,800 shares) Common Stock Warrants (41,164 shares)(1)	33,947 21,352 2,000 5,231 4,116	33,947 21,352 2,000 5,231 4,116

			66,646	66,646
Logex Corporation	Road & Rail	Subordinated Debt (12.4%, Due 7/08) Common Stock Warrants (137,839 shares)(1) Redeemable Preferred Stock (695 shares)(1)	23,444 7,454 3,930	22,821 — —

			34,828	22,821

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
MBT International, Inc.	Distributors	Subordinated Debt (11.7%, Due 7/05 – 5/09) Common Stock (1,887,834 shares)(1) Common Stock Warrants (21,314,448 shares)(1) Redeemable Preferred Stock (2,250,000 shares)(1)	16,246 1,233 5,254 1,228	16,246 — 3,350 —

			23,961	19,596
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06) Common Membership Warrants (50,128 units)(1)	11,876 2,038	11,876 46,419

			13,914	58,295
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.0%, Due 6/06 – 8/23) Subordinated Debt (8.0%, Due 7/13) Common Stock (771,839 shares)(1)	58,493 60 95	58,524 541 2,234

			58,648	61,299
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.0%, Due 12/08 – 12/09) Common Stock (100 shares)(1) Convertible Preferred Stock (32,043 shares)(1)	28,411 — 11,500	28,543 — 7,910

			39,911	36,453
nSpired Holdings, Inc.	Food Products	Senior Debt (7.4%, Due 12/08 – 12/09) Subordinated Debt (18.0%, Due 8/07) Common Stock (169,018 shares)(1) Redeemable Preferred Stock (25,500 shares)(1)	19,359 9,263 5,000 25,500	19,359 9,263 — 17,784

			59,122	46,406
Optima Bus Corporation	Machinery	Senior Debt (7.3%, Due 6/06 – 1/08) Subordinated Debt (10.0%, Due 5/11) (1) Common Stock (20,464 shares)(1) Convertible Preferred Stock (2,751,743 shares)(1) Common Stock Warrants (43,150 shares)(1)	3,734 5,103 1,896 24,625 4,041	3,734 4,313 — — —

			39,399	8,047
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10) Common Stock (341,222 shares)(1)	4,632 1,089	4,632 1,854

			5,721	6,486
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (9.5%, Due 12/09 – 6/11) Subordinated Debt (15.5%, Due 12/12) Common Stock (98,799 shares)(1)	40,263 21,690 20,562	40,263 21,690 20,562

			82,515	82,515
Precitech, Inc.	Machinery	Senior Debt (9.3%, Due 12/09 – 12/10) Subordinated Debt (16.8%, Due 12/11 – 12/12) Redeemable Preferred Stock (35,807 shares)(1) Common Stock (22,040 shares)(1) Common Stock Warrants (22,783)(1)	4,553 7,073 7,186 2,204 2,278	4,553 3,092 — — —

			23,294	7,645
Roadrunner Freight Systems, Inc.	Road & Rail	Subordinated Debt (15.5%, Due 7/09 – 7/10) Common Stock (309,361 shares)(1) Common Stock Warrants (65,000 shares)(1)	4,334 13,550 2,840	4,334 23,035 4,602

			20,724	31,971

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
Specialty Brands of America, Inc.	Food Products	Senior Debt (8.2%, Due 12/05 – 12/09) Subordinated Debt (15.4%, Due 9/08 – 12/11) Redeemable Preferred Stock (209,303 shares) Common Stock (33,916 shares)(1) Common Stock Warrants (97,464 shares)(1)	11,340 15,942 12,892 3,392 9,746	11,340 15,942 12,892 3,392 9,746

			53,312	53,312
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09) (1) Common Stock (4,735,000 shares)(1) Common Stock Warrants (465,000 shares)(1)	4,996 19,076 2,869	4,996 97 —

			26,941	5,093
Weber Nickel Technologies, Ltd. (3)	Machinery	Subordinated Debt (16.7%, Due 9/12) Common Stock (44,834 shares)(1) Redeemable Preferred Stock (14,796 shares)	10,760 1,171 12,070	10,760 1,171 12,070

			24,001	24,001
WWC Acquisitions, Inc	Commercial Services & Supplies	Senior Debt (9.4%, Due 12/07 – 12/11) Subordinated Debt (14.2%, Due 12/12 – 12/13) Common Stock (4,826,476 shares)(1)	11,268 21,681 21,237	11,268 21,681 21,237

			54,186	54,186
Subtotal Control Investments			1,692,072	1,654,075

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (8.1%, Due 12/09 – 12/10) Subordinated Debt (15.5%, Due 12/12) Common Stock (281,534 shares)(1) Common Stock Warrants (48 shares)(1)	47,242 26,595 — —	47,242 26,595 4,407 1,584

			73,837	79,828
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.3%, Due 11/11) Common Stock (447,285 shares)(1) Convertible Preferred Stock (447,285 shares) Common Stock Warrants (132,957 shares)(1)	67,608 45 10,737 1,674	67,608 2,821 13,559 1,708

			80,064	85,696
FMI Holdco I, LLC	Road & Rail	Senior Debt (9.8%, Due 4/05 – 4/08) Subordinated Debt (13.0%, Due 4/10) Common units (589,373 units)(1) Preferred units (273,224 units)(1)	18,183 12,435 2,683 1,567	18,183 12,435 1,306 1,300

			34,868	33,224
Futurelogic Group, Inc.	Computers & Peripherals	Senior Debt (10.4%, Due 12/07) Subordinated Debt (13.9%, Due 12/10 – 6/11) Common Stock (20,000 shares)(1) Common Stock Warrants (10,425 shares)(1)	13,811 13,604 20 —	13,811 13,604 2,565 1,337

			27,435	31,317
Marcal Paper Mills, Inc.	Household Products	Senior Debt (15.8%, Due 12/06) Subordinated Debt (20.5%, Due 12/09) Common Stock Warrants (1) Common Stock (209,254 shares)(1)	22,837 22,786 5,001 —	22,837 22,786 4,773 —

			50,624	50,396

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)	1,500	2,262
Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12) Preferred Units (900 units)(1) Common Units (100,000 units)(1) Common Membership Warrants (41,360 units)(1)	8,507 900 100 41	8,507 900 100 41

			9,548	9,548
NWCC Acquisition, LLC	Containers & Packaging	Subordinated Debt (15.0%, Due 11/10) Common Units (320,924 units)(1) Redeemable Preferred Units (2,763,846 units)(1)	9,743 291 2,764	9,743 24 2,335

			12,798	12,102
PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)	1,052	5,192
Qualitor Component Holdings, LLC.	Auto Components	Subordinated Debt (15.0%, Due 12/12) Common Units (500,000 units)(1) Preferred Units (4,500,000 units)(1)	27,604 500 4,510	27,604 500 4,510

			32,614	32,614
Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)	3,044	4,501
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (13.4%, Due 12/10) Subordinated Debt (14.5%, Due 12/11) Partnership Units (144,552 units)(1) Preferred Partnership Units (57,143 units)(1)	8,805 8,431 1,253 754	8,805 8,431 1,253 754

			19,243	19,243
The Hygenic Corporation	Health Care Equipment & Supplies	Subordinated Debt (15.5%, Due 1/12) Common Stock (200,000 shares)(1) Redeemable Preferred Stock (9,000 shares)	10,468 1,000 9,660	10,468 1,000 9,660

			21,128	21,128
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.0%, Due 12/05 – 6/07) Common Stock (131,399 shares)(1) Redeemable Preferred Stock (131,399 shares)	16,088 13 4,454	16,088 936 4,454

			20,555	21,478
Subtotal Affiliate Investments			388,310	408,529

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment	Cost	Fair Value
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	4 Contracts Notional Amounts Totaling $217,000	—	1,011
	Interest Rate Swaption – Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $7,093	—	200
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $28,703	—	467

Subtotal Interest Rate Derivative Agreements			—	1,678
Total Investment Assets			$3,236,249	$3,221,688
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	30 Contracts Notional Amounts Totaling $802,956	$—	$(17,008)
	Interest Rate Swap – Pay Floating/ Receive Floating	7 Contracts Notional Amounts Totaling $135,103	—	(388)
Total Investment Liabilities			$—	$(17,396)

(1)	Non-income producing.
(2)	Public company.
(3)	Foreign investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Preferred Stock	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Notes Receivable From Sale of Common Stock	Distributions in Excess of Net Realized Earnings	Net Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2003	$—	65,949	$659	$1,360,181	$(21,286)	$(8,783)	$(23,685)	$(131,171)	$1,175,915
Issuance of common stock	—	2,174	22	68,012	—	—	—	—	68,034
Issuance of common stock under stock option plans	—	1,099	11	26,870	—	—	—	—	26,881
Issuance of common stock under the Dividend Reinvestment Plan	—	11	—	367	—	—	—	—	367
Repayments of notes receivable from sale of common stock	—	—	—	—	—	372	—	—	372
Stock-based compensation	—	—	—	5,423	(4,055)	—	—	—	1,368
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	(11,353)	45,956	34,603
Distributions	—	—	—	—	—	—	(46,745)	—	(46,745)

Balance at March 31, 2004	$—	69,233	$692	$1,460,853	$(25,341)	$(8,411)	$(81,783)	$(85,215)	$1,260,795

Balance at December 31, 2004	$—	88,705	$887	$2,010,063	$(36,690)	$(6,845)	$(63,032)	$(31,957)	$1,872,426
Issuance of common stock	—	1,700	17	50,560	—	—	—	—	50,577
Issuance of common stock under stock option plans	—	565	6	14,839	—	—	—	—	14,845
Issuance of common stock under the Dividend Reinvestment Plan	—	7	—	228	—	—	—	—	228
Repayments of notes receivable from sale of common stock	—	—	—	—	—	20	—	—	20
Stock-based compensation	—	—	—	11,296	(8,100)	—	—	—	3,196
Net increase in shareholders’ equity resulting from operations	—	—	—	—	—	—	68,713	42,967	111,680
Distributions	—	—	—	—	—	—	(65,817)	—	(65,817)

Balance at March 31, 2005	$—	90,977	$910	$2,086,986	$(44,790)	$(6,825)	$(60,136)	$11,010	$1,987,155

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Operating activities:
Net increase in shareholders’ equity resulting from operations	$111,680	$34,603
Adjustments to reconcile net increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized appreciation of investments	(42,967)	(45,956)
Net realized (gain) loss on investments	(4,826)	58,847
Accretion of loan discounts	(3,129)	(3,051)
Increase in accrued payment-in-kind dividends and interest	(16,763)	(8,982)
Collection of loan origination fee discounts	4,258	1,989
Amortization of deferred finance costs and debt discount	1,883	1,737
Stock-based compensation	3,196	1,368
Depreciation of property and equipment	401	323
Increase in interest receivable	(6,977)	(3,080)
Decrease in other assets	2,437	1,134
Decrease in other liabilities	(14,406)	(12,457)

Net cash provided by operating activities	34,787	26,475

Investing activities:
Purchases of investments	(393,645)	(242,739)
Principal repayments	124,166	73,664
Proceeds from sale of senior debt investments	47,305	—
Collection of payment-in-kind notes	2,658	1,059
Collection of accreted loan discounts	978	2,604
Collection of payment-in-kind dividends	799	—
Proceeds from sale of equity investments	11,331	586
Purchase of government securities	(99,938)	—
Interest rate derivative periodic payments	(3,295)	(2,258)
Capital expenditures of property and equipment	(646)	(471)
Repayments of employee notes receivable issued in exchange for common stock	20	372

Net cash used in investing activities	(310,267)	(167,183)

Financing activities:
Drawings on (repayments of) revolving credit facilities, net	147,611	126,349
Repayments of notes payable	(84,528)	(111,418)
Proceeds from (repayments of) repurchase agreements, net	113,938	42,495
Increase in deferred financing costs	(2,227)	(1,225)
Decrease in debt service escrows	72,108	40,584
Issuance of common stock	65,422	94,915
Distributions paid	(5,094)	(50,335)

Net cash provided by financing activities	307,230	141,365

Net increase in cash and cash equivalents	31,750	657
Cash and cash equivalents at beginning of period	58,367	8,020

Cash and cash equivalents at end of period	$90,117	$8,677

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$228	$367

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Per Share Data:
Net asset value at beginning of the period	$21.11	$17.83

Net operating income(1)	0.71	0.71
Net realized gain (loss) on investments(1)	0.06	(0.88)
Net unrealized appreciation on investments(1)	0.48	0.69

Net increase in shareholders’ equity resulting from operations(1)	1.25	0.52
Issuance of common stock	0.19	0.53
Effect of antidilution	0.02	0.03
Distribution of net investment income	(0.73)	(0.70)

Net asset value at end of period	$21.84	$18.21

Ratio/Supplemental Data:
Per share market value at end of period	$31.41	$33.24
Total (loss) return(2)	(3.5)%	14.2%
Shares outstanding at end of period	90,977	69,233
Net assets at end of period	$1,987,155	$1,260,795
Average net assets	$1,929,791	$1,218,355
Average debt outstanding	$1,572,900	$817,700
Average debt per common share(1)	$17.57	$12.18
Ratio of operating expenses, net of interest expense, to average net assets(3)	1.02%	1.07%
Ratio of interest expense to average net assets	0.90%	0.50%

Ratio of operating expenses to average net assets(3)	1.92%	1.57%
Ratio of net operating income to average net assets	3.31%	3.90%

(1)	Weighted average basic per share data.
(2)	Total return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 5% discount on shares purchased through the reinvested dividends effective for dividends paid on January 18, 2005.
(3)	Includes provision for income taxes.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

Note 1. Unaudited Interim Financial Statements

Interim financial statements of American Capital Strategies, Ltd. (which is referred throughout this report as “American Capital”, “we”, and “us”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 10-K, as filed with the Securities and Exchange Commission.

Note 2. Organization

We were incorporated in 1986. On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). On October 1, 1997, we began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”). Our investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in our shareholders’ equity through appreciation in value of our equity interests.

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

Note 3. Investments

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

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

Investments consist of securities issued by publicly- and privately-held companies and government securities, which have been valued at $3,573,025, excluding interest rate derivative agreements, as of March 31, 2005. These securities consist of senior debt, subordinated debt with equity warrants, preferred equity securities and common equity securities. Our debt securities are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. We also make investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity, and preferred equity and are identified in the accompanying consolidated schedule of investments. At March 31, 2005, loans with a total principal balance of $108,555 were on non-accrual status. At March 31, 2005, loans, excluding loans on non-accrual status, with a principal balance of $11,251 were greater than three months past due. At December 31, 2004, loans with a total principal balance of $87,324 were on non-accrual status. At December 31, 2004, loans, excluding loans on non-accrual status, with a principal balance of $14,985 were greater than three months past due.

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

Summaries of the composition of our investment portfolio as of March 31, 2005 and December 31, 2004 at cost and fair value are shown in the following table:

	March 31, 2005	December 31, 2004
COST
Senior debt	25.7%	25.9%
Subordinated debt	45.7%	47.7%
Preferred equity	11.9%	12.4%
Equity warrants	5.2%	5.8%
Common equity	8.7%	8.2%
Government securities	2.8%	0.0%

	March 31, 2005	December 31,2004
FAIR VALUE
Senior debt	25.8%	26.3%
Subordinated debt	43.2%	45.5%
Preferred equity	8.8%	9.4%
Equity warrants	7.8%	8.5%
Common equity	11.6%	10.3%
Government securities	2.8%	0.0%

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value excluding government securities:

	March 31, 2005	December 31, 2004
COST
Commercial Services & Supplies	13.9%	14.3%
Food Products	7.8%	8.3%
Auto Components	7.1%	6.1%
Electrical Equipment	6.5%	7.0%
Building Products	6.4%	6.9%
Healthcare Equipment & Supplies	5.7%	6.0%
Machinery	5.2%	5.5%
Household Durables	4.3%	4.6%
Textiles, Apparel & Luxury Goods	4.2%	3.5%
Healthcare Providers & Services	4.2%	2.9%
Leisure Equipment & Products	4.0%	5.1%
Chemicals	3.7%	3.9%
Road & Rail	3.4%	3.6%
Construction & Engineering	3.4%	3.7%
Computers & Peripherals	3.0%	0.8%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	March 31, 2005	December 31, 2004
Electronic Equipment & Instruments	2.7%	2.9%
Household Products	2.4%	2.6%
Diversified Financial Services	2.1%	1.7%
Construction Materials	2.1%	2.1%
Aerospace & Defense	1.8%	2.1%
Personal Products	1.3%	1.4%
Distributors	1.3%	1.4%
Containers & Packaging	1.1%	0.9%
IT Services	1.1%	1.1%
Pharmaceuticals & Biotechnology	0.6%	0.7%
Specialty Retail	0.0%	0.5%
Other	0.7%	0.4%

	March 31, 2005	December 31, 2004
FAIR VALUE
Commercial Services & Supplies	15.8%	16.6%
Auto Components	7.8%	7.0%
Food Products	7.2%	8.0%
Electrical Equipment	6.4%	6.9%
Healthcare Equipment & Supplies	6.1%	6.2%
Household Durables	5.3%	5.5%
Building Products	4.6%	5.1%
Chemicals	4.4%	4.3%
Textiles, Apparel & Luxury Goods	4.2%	3.5%
Healthcare Providers & Services	4.0%	2.6%
Leisure Equipment & Products	3.7%	4.8%
Construction & Engineering	3.5%	3.6%
Machinery	3.4%	3.6%
Computers & Peripherals	3.2%	1.0%
Electronic Equipment & Instruments	3.1%	3.4%
Road & Rail	3.1%	2.9%
Household Products	2.6%	2.6%
Construction Materials	2.2%	2.3%
Diversified Financial Services	2.1%	1.7%
Aerospace & Defense	1.9%	2.3%
Distributors	1.2%	1.3%
Containers & Packaging	1.1%	0.8%
IT Services	1.1%	1.2%
Personal Products	0.7%	1.0%
Pharmaceuticals & Biotechnology	0.6%	0.7%
Specialty Retail	0.0%	0.6%
Beverages	0.0%	0.3%
Media	0.1%	0.1%
Other	0.6%	0.1%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table shows the portfolio composition by geographic location at cost and at fair value excluding government securities. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2005	December 31, 2004
COST
Mid-Atlantic	21.3%	20.3%
Southwest	28.1%	28.2%
Southeast	14.5%	14.2%
North-Central	12.9%	12.8%
South-Central	8.9%	9.6%
Northwest	0.8%	0.9%
Northeast	9.1%	9.2%
Foreign	4.4%	4.8%

	March 31, 2005	December 31, 2004
FAIR VALUE
Mid-Atlantic	23.1%	21.8%
Southwest	27.7%	28.4%
Southeast	14.7%	14.5%
North-Central	14.2%	13.5%
South-Central	6.9%	7.8%
Northwest	0.8%	0.9%
Northeast	8.6%	8.6%
Foreign	4.0%	4.5%

Note 4. Borrowings

Our debt obligations consisted of the following as of March 31, 2005 and December 31, 2004:

Debt	March 31, 2005	December 31, 2004
Revolving debt-funding facility, $1,000,000 commitment	$754,959	$623,348
Revolving debt-funding facility, $100,000 commitment	16,000	—
Revolving debt-funding facility, $125,000 commitment	—	—
Unsecured debt	167,000	167,000
Repurchase agreements	44,847	28,847
Repurchase agreements due April 7, 2005	97,938	—
ACAS Business Loan Trust 2002-1 asset securitization	200	2,291
ACAS Business Loan Trust 2002-2 asset securitization	27,321	44,590
ACAS Business Loan Trust 2003-1 asset securitization	64,027	110,895
ACAS Business Loan Trust 2003-2 asset securitization	155,741	174,007
ACAS Business Loan Trust 2004-1 asset securitization	410,000	410,000

Total	$1,738,033	$1,560,978

The weighted average debt balance for the three months ended March 31, 2005 and 2004 was $1,572,900 and $817,700, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2005 and 2004 was 4.41% and 2.96%, respectively. We believe that we are currently in compliance with all of our debt covenants.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

As of December 31, 2004, through ACS Funding Trust I, an affiliated statutory trust, we had a revolving debt-funding facility with a maximum availability of $850,000. On January 28, 2005, an existing lender in the facility increased its commitment by $150,000 increasing the total maximum availability to $1,000,000.

As of December 31, 2004, we had a $70,000 secured revolving credit facility with a syndication of lenders. On February 17, 2005, we revised the terms of the existing credit facility pursuant to an Amended and Restated Credit Agreement. In connection with the amendment, the maximum availability of borrowing under the credit facility was increased from $70,000 to $100,000 and the facility was converted into an unsecured revolving line of credit. The facility may be expanded through new or additional commitments up to $150,000 in accordance with the terms and conditions of the agreement and expires in February 2006 unless extended for an additional 364-day period with the consent of the lenders. Interest on borrowings under the facility is charged at either (i) a one-month LIBOR plus 225 basis points or (ii) the greater of the lender prime rate or the federal funds rate plus 100 basis points.

On March 29, 2005, we entered into repurchase agreements with Wachovia Capital Markets, LLC for $97,938, which were settled on April 7, 2005. The repurchase agreements were recorded at cost and were fully collateralized by United States Treasury Bills with a fair value of $99,938. The interest rate on the repurchase agreement was 2.60%.

Note 5. Stock Options

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and net increase in shareholders’ equity resulting from operations:

	Three Months Ended March 31,
	2005	2004
Net operating income
As reported	$63,887	$47,494
Stock-based employee compensation	(345)	(1,148)

Pro forma	$63,542	$46,346

Net operating income per common share
Basic as reported	$0.71	$0.71

Basic pro forma	$0.71	$0.69

Diluted as reported	$0.70	$0.70

Diluted pro forma	$0.70	$0.68

Net increase in shareholders’ equity resulting from operations
As reported	$111,680	$34,603
Stock-based employee compensation	(345)	(1,148)

Pro forma	$111,335	$33,455

Net increase in shareholders’ equity resulting from operations per common share
Basic as reported	$1.25	$0.52

Basic pro forma	$1.24	$0.50

Diluted as reported	$1.22	$0.51

Diluted pro forma	$1.22	$0.49

The effects of applying FASB Statement No. 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase in shareholders’ equity resulting from operations for future periods.

On April 15, 2005, the Securities and Exchange Commission issued a final rule to amend the adoption date of FASB Statement No. 123(R), “Share-Based Payment” to be no later than the beginning of the first fiscal year beginning after June 15, 2005.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Numerator for basic and diluted net operating income per share	$63,887	$47,494

Numerator for basic and diluted earnings per share	$111,680	$34,603

Denominator for basic weighted average shares	89,534	67,126
Employee stock options	857	1,141
Shares issuable under forward sale agreements	1,010	—
Contingently issuable shares*	—	2

Denominator for diluted weighted average shares	91,401	68,269

Basic net operating income per common share	$0.71	$0.71
Diluted net operating income per common share	$0.70	$0.70
Basic earnings per common share	$1.25	$0.52
Diluted earnings per common share	$1.22	$0.51

*	Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

Note 7. Segment Data

Our reportable segments are our investing operations as a business development company (“ACAS”) and the financial advisory operations of its wholly owned subsidiary, ACFS.

The following table presents segment data for the three months ended March 31, 2005:

	ACAS	ACFS	Consolidated
Interest and dividend income	$86,417	$1	$86,418
Fee income	1,560	12,877	14,437

Total operating income	87,977	12,878	100,855

Interest	17,346	—	17,346
Salaries and benefits	2,913	6,203	9,116
General and administrative	3,284	3,001	6,285
Stock-based compensation	1,000	2,196	3,196

Total operating expenses	24,543	11,400	35,943

Operating income before income taxes	63,434	1,478	64,912

Provision for income taxes	—	(1,025)	(1,025)

Net operating income	63,434	453	63,887

Net realized gain on investments	4,826	—	4,826
Net unrealized appreciation of investments	42,967	—	42,967

Net increase in shareholders’ equity resulting from operations	$111,227	$453	$111,680

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table presents segment data for the three months ended March 31, 2004:

	ACAS	ACFS	Consolidated
Interest and dividend income	$55,556	$—	$55,556
Fee income	877	10,097	10,974

Total operating income	56,433	10,097	66,530

Interest	6,045	—	6,045
Salaries and benefits	1,268	4,475	5,743
General and administrative	3,405	2,475	5,880
Stock-based compensation	278	1,090	1,368

Total operating expenses	10,996	8,040	19,036

Net operating income	45,437	2,057	47,494

Net realized loss on investments	(58,847)	—	(58,847)
Net unrealized appreciation of investments	45,956	—	45,956

Net increase in shareholders’ equity resulting from operations	$32,546	$2,057	$34,603

Note 8. Commitments

As of March 31, 2005, we had commitments under loan agreements to fund up to $144,447 to 35 portfolio companies. These commitments are primarily composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in our portfolio.

As of March 31, 2005, we had a guarantee of $912 for one portfolio company. We entered into a performance guarantee to ensure the portfolio company’s performance under contracts as required by the portfolio company’s customers. We would be required to perform under the guarantee if the portfolio company were unable to meet specific requirements under the related contracts. The performance guarantee will expire upon the performance of the portfolio company. Fundings under the guarantee by us would generally constitute a subordinated debt liability of the portfolio company. As of March 31, 2005 the guarantee had a fair value of $0 in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Note 9. Shareholders’ Equity

In March 2005, we completed a public offering in which 8,700 shares of our common stock, excluding an underwriters’ over-allotment of 1,300 shares, were sold at a public offering price of $31.50 per share. Of those shares, 700 were offered directly by us and 8,000 were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements (the “2005 Forward Sale Agreements”). Upon completion of the offering, we received proceeds, net of the underwriters’ discount and closing costs, of $21,080 in exchange for 700 common shares.

The remaining 8,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the 2005 Forward Sale Agreements who then sold the shares to the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

public. Pursuant to the 2005 Forward Sale Agreements, we must sell to the forward purchasers 8,000 shares of our common stock generally at such times as we elect over a one-year period. The 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the 2005 Forward Sale Agreements through a termination date of March 29, 2006. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $30.11 per share, which was the public offering price of shares of our common stock less the underwriting discount. The 2005 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.75, $0.77, $0.78, $0.04 and $0.78 per share on each of May 11, 2005, August 10, 2005, November 10, 2005, December 27, 2005 and February 10, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

As of March 31, 2005, there are 8,000 shares available under the 2005 Forward Sale Agreements at a forward sale price of $30.12 per share. In addition, there are 5,250 shares available under forward sale agreements entered into in 2004 at a forward sale price of $28.88 as of March 31, 2005.

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

Note 10. Interest Rate Derivatives

We use derivative financial instruments to manage interest rate risk and also to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

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

We have restated the amounts for the three months ended March 31, 2004, as previously reported, due to the adoption of the new accounting method discussed above. For the three months ended March 31, 2004 we reclassed ($5,945) from interest income to realized gain (loss) on investments and net unrealized appreciation (depreciation).

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

Portfolio Composition

We are a publicly-traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. Our wholly-owned operating subsidiary, American Capital Financial Services, Inc., or ACFS, provides financial advisory services to our portfolio companies. The total portfolio value of investments was $3,575,557 and $3,204,292, including interest rate derivative agreements and government securities, at March 31, 2005 and December 31, 2004, respectively. During the three months ended March 31, 2005 we made investments totaling $405,800, including $35,800 in funds committed but undrawn under credit facilities at the date of the investment. During the three months ended March 31, 2004 we made investments totaling $238,600, including $6,400 in funds committed but undrawn under credit facilities at the date of the investment. The weighted average effective interest rate on debt securities, excluding government securities, was 13.0% and 12.9% at March 31, 2005 and December 31, 2004, respectively.

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

Our investments during the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
American Capital Sponsored Buyouts	$137,900	$116,700
Financing for Private Equity Buyouts	129,700	100,400
Direct Investments	76,600	—
Add-On Financing for Acquisitions	29,100	5,900
Add-On Financing for Recapitalization	2,400	1,800
Add-On Financing for Direct Investments	3,100	—
Add-On Financing for Growth	5,000	4,600
Add-On Financing for Working Capital	22,000	9,200

Total	$405,800	$238,600

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

The consolidated operating results for the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Operating income	$100,855	$66,530
Operating expenses	35,943	19,036

Operating income before income taxes	64,912	47,494

Provision for income taxes	(1,025)	—

Net operating income	63,887	47,494

Net realized gain (loss) on investments	4,826	(58,847)
Net unrealized appreciation of investments	42,967	45,956

Net increase in shareholders’ equity resulting from operations	$111,680	$34,603

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee income. For the three months ended March 31, 2005, total operating income increased $34,325, or 52%, over the three months ended March 31, 2004. Interest and dividend income consisted of the following for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Interest income on debt securities	$78,872	$51,749
Interest income on bank deposits and employee loans	659	165
Dividend income on equity securities	6,887	3,642

Total interest and dividend income	$86,418	$55,556

Interest income on debt securities increased by $27,123, or 52%, for the three months ended March 31, 2005 from $51,749 for the comparable period in 2004, primarily due to an increase in our debt investments. Our daily weighted average debt investments at cost increased from $1,547,600 in the three month period ended March 31, 2004 to $2,467,200 in the comparable period in 2005 resulting from new loan originations net of loan repayments during the last twelve months ended March 31, 2005. The daily weighted average interest rate on debt investments decreased from 13.4% in the three month period ended March 31, 2004 to 13.0% in the comparable period in 2005 due primarily to an increase in the total senior loans as a percentage of our total loan portfolio; our senior loans generally yield lower rates than our higher yielding subordinated loans. This is partially offset by an increase in interest rates on our variable rate based loans as the weighted average monthly prime lending rate increased from 4.00% in three month period ended March 31, 2004 to 5.50% in the comparable period in 2005 and the average monthly LIBOR rate increased from 1.10% in the three month period ended March 31, 2004 to 2.73% in the comparable period in 2005. The non-accruing loans increased from $66,578 in the three month period ended March 31, 2004 to $108,555 in the comparable period in 2005.

We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133. The interest rate cost of our interest rate derivative agreements are not recorded in interest income. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. In 2005, our senior loan investments as a percentage of our total loan portfolio have increased. Typically, our senior loan investments are variable rate based loans which would not necessitate the use of interest rate basis swap agreements thereby reducing our overall swap costs.

Dividend income on equity securities increased by $3,245 to $6,887 for the three months ended March 31, 2005 from $3,642 for the comparable period in 2004 due primarily to an increase in preferred stock investments. We have grown our investments in equity securities to a fair value of $1,004,637 as of March 31, 2005, a 77% increase over the prior year. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value. Our daily weighted average total debt and equity investments at cost increased from $1,962,200 in the three months ended March 31, 2004 to $3,347,600 in the comparable period in 2005. The daily weighted average yield on total debt and equity investments decreased to 10.4% for the three months ended March 31, 2005 from 11.3% for the comparable period in 2004. This decrease is primarily due to the decrease in the weighted average interest rate on debt securities as discussed above and an increase in our investments in equity securities that generally yield lower current income but that we expect could generate higher future capital appreciation thereby increasing our overall return.

Fee income consisted of the following for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Transaction structuring fees	$2,820	$3,197
Loan financing fees	2,414	2,138
Equity financing fees	1,665	2,167
Financial advisory fees	2,915	1,643
Prepayment fees	902	547
Other structuring fees	947	—
Other fees	2,774	1,282

Total fee income	$14,437	$10,974

Fee income increased by $3,463, or 32%, to $14,437 for the three months ended March 31, 2005 from $10,974 in the comparable period in 2004. For the three months ended March 31, 2005, we recorded $2,820 in transaction structuring fees for two buyout investments totaling $137,900 of American Capital financing. For the three months ended March 31, 2004, we recorded $3,197 in transaction structuring fees for two buyout investments totaling $116,700 of American Capital financing. The transaction structuring fees were 2.0% and 2.7% of buyout investments in 2005 and 2004, respectively. Loan financing fees for the three months ended March 31, 2005 increased $276, or 13%, over the comparable period in 2004. The increase in loan financing fees was attributable to an increase in new debt investments from $168,400 in 2004 to $334,800 in 2005, partially offset by an increase in the portion of fees deferred as a discount that are representative of additional yield in 2005. The loan financing fees were 0.7% and 1.3% of loan originations in 2005 and 2004, respectively. Financial advisory fees for the three months ended March 31, 2005 increased $1,272, or 77%, over the comparable period in 2004. The increase in financial advisory fees is attributable primarily to the increase in the number of portfolio companies under management. The prepayment fees of $902 for the three months ended March 31, 2005 are the result of the prepayment by two portfolio companies of loans totaling $50,800 compared to prepayment fees of $547 for the three months ended March 31, 2004 as the result of the prepayment by three portfolio companies of loans totaling $28,800.

Operating Expenses

Operating expenses for the three months ended March 31, 2005 increased $16,907, or 89%, over the comparable period in 2004.

Interest expense increased from $6,045 for the three months ended March 31, 2004 to $17,346 in the comparable period in 2005 due to an increase in our weighted average borrowings and an increase in our weighed average interest rate. Our weighted average borrowings increased from $817,700 in the three months ended March 31, 2004 to $1,572,900 in the comparable period in 2005. Our weighted average interest rate on outstanding borrowings, including amortization of deferred financing costs, increased from 2.96% during the three months ended March 31, 2004 to 4.41% during the comparable period in 2005. The increase in the weighted average interest rate is primarily due to an increase in the average monthly LIBOR rate from 1.10% in 2004 to 2.73% in 2005.

Salaries and benefits expense increased 59% from $5,743 in the three months ended March 31, 2004 to $9,116 in the comparable period in 2005. The increase is due primarily to an increase in employees from 137 at March 31, 2004 to 200 at March 31, 2005 and annual salary rate increases. The increase in number of employees is due to our growth.

General and administrative expenses increased 7% from $5,880 in the three months ended March 31, 2004 to $6,285 in the comparable period in 2005. The increase is due primarily to additional overhead attributable to the increase in the number of employees.

Stock-based compensation was $3,196 for three months ended March 31, 2005 compared to $1,368 for the comparable period in 2004. In 2003, we adopted FASB Statement No. 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148. Accordingly, stock-based compensation is higher in 2005 since it includes the pro-rata vested expense for stock options granted over the past 27 months compared to the pro-rata vested expense for stock options granted over the past 15 months. In addition, the weighted average fair value for dividend adjusted option grants has been increasing. For example, the weighted average fair value of dividend adjusted options grants was $14.04 per option in the first quarter of 2005, $12.07 per option in fiscal year 2004 and $10.30 per option in fiscal year 2003. The increases in the weighted average fair values per option are due primarily to increases in the average market price of our common stock on the dates of grant.

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

Our consolidated operating subsidiary, American Capital Financial Services, Inc., or ACFS, is subject to corporate level Federal and state income tax. For the three months ended March 31, 2005, we recorded a tax provision of $1,025 attributable to ACFS. For the three months ended March 31, 2004, we did not record a tax provision for ACFS primarily due to a net operating loss carry-forward that was fully utilized in 2004.

Net Realized Gains (Losses) on Investments

Our net realized gains (losses) for the three months ended March 31, 2005 and 2004 consisted of the following:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cycle Gear, Inc.	$3,706	$—
The Lion Brewery, Inc.	1,896	—
ACS PTI, Inc.	1,891	—
TransCore Holdings, Inc.	—	1,668
Other, net	1,404	1,347

Total gross realized portfolio company gains	8,897	3,015

Chromas Technologies Corp.	—	(31,992)
Academy Events Services, LLC	—	(14,167)
Sunvest Industries, Inc.	—	(13,442)
Other, net	(776)	(3)

Total gross realized portfolio company losses	(776)	(59,604)

Total net realized portfolio company gains (losses)	8,121	(56,589)
Interest rate derivative periodic payments	(3,295)	(2,258)

Total net realized gains (losses)	$4,826	$(58,847)

In the first quarter of 2005, we received full repayment of our remaining $13,142 senior and subordinated debt investments in Cycle Gear, Inc. and sold all of our equity investments in Cycle Gear consisting of our redeemable preferred stock and common stock warrants for $7,332 in proceeds realizing a total gain of $3,706 offset by a reversal of unrealized appreciation of $3,138.

In the first quarter of 2005, we received full repayment of our $6,600 subordinated debt investment in The Lion Brewery, Inc. and sold all of our equity investments in Lion Brewery consisting of common stock warrants for $2,160 in proceeds realizing a total gain of $1,896 offset by a reversal of unrealized appreciation of $3,706.

In the fourth quarter of 2004, ACS PTI, Inc. sold its sole investment consisting of an equity interest in Phillips Temro Holdings, LLC. In the first quarter of 2005, ACS PTI distributed its remaining cash to us of $2,239 and was subsequently dissolved. We recognized a gain of $1,891 offset by a reversal of unrealized appreciation of $1,891.

In the first quarter of 2004, we realized a gain of $1,668 from the realization of unamortized OID from the prepayment of debt by TransCore Holdings, Inc.

In the first quarter of 2004, Chromas Technologies Corp. entered into an asset purchase agreement whereby substantially all of the assets were sold to and certain of the liabilities were assumed by a purchaser. The net cash proceeds were used to repay a portion of our outstanding loans. As part of the asset purchase agreement, Chromas was entitled to receive an additional deferred payment one year from the closing date. All of Chromas’ remaining assets including its right to receive the deferred payment were conveyed to us. Our remaining subordinated debt and equity investments in Chromas were deemed worthless and we recognized a realized loss of $31,992 offset by the reversal of unrealized depreciation of $29,767.

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

Sunvest Industries, Inc. was a holding company with two wholly-owned operating subsidiaries – Dyna-Fab LLC and Advanced Fabrication Technology LLC (AFT). In the fourth quarter of 2003, Dyna-Fab entered into an asset purchase agreement whereby substantially all of the assets of Dyna-Fab were sold. In the first quarter of 2004, AFT entered into an asset purchase agreement whereby substantially all of the assets of AFT were sold. In the first quarter of 2004, we foreclosed on Sunvest’s and its subsidiaries’ remaining assets including any rights to future payments under the asset purchase agreements. The remaining senior and subordinated debt and equity investments in Sunvest were deemed worthless and we recognized a realized loss of $13,442 offset by the reversal of unrealized depreciation of $14,052 in 2004.

Unrealized Appreciation and Depreciation of Investments

The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2005 and 2004:

	Number of Companies	Three Months Ended March 31, 2005	Number of Companies	Three Months Ended March 31, 2004
Gross unrealized appreciation of portfolio company investments	20	$75,343	18	$48,854
Gross unrealized depreciation of portfolio company investments	11	(41,891)	13	(38,606)
Reversal of prior period unrealized (appreciation) depreciation upon a realization	3	(8,735)	3	51,632

Net unrealized appreciation of portfolio company investments	34	24,717	34	61,880
Interest rate derivative periodic payment accrual	—	(280)	—	(3,687)
Interest rate derivative agreements	—	18,530	—	(12,237)

Net unrealized appreciation of investments	34	$42,967	34	$45,956

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

In the last twelve months ended March 31, 2005, Houlihan Lokey reviewed 100% of our portfolio investments that have been a portfolio company for at least one year. As part of its engagement, Houlihan Lokey will review quarterly approximately 25% of our portfolio companies that have been a portfolio company for at least one year. In addition, Houlihan Lokey representatives attend American Capital’s quarterly valuation meetings and provide periodic reports and recommendations to our audit and compliance committee with respect to our valuation models and policies and procedures.

For the first quarter of 2005, Houlihan Lokey reviewed our valuations of 24 portfolio companies having $634,708 in aggregate fair value as reflected in our financial statements as of March 31, 2005. Using methods and techniques that are customary for the industry and that Houlihan Lokey considers appropriate under the circumstances, Houlihan Lokey determined that the aggregate fair value assigned to the portfolio company investments by American Capital was within their reasonable range of aggregate value for such companies. Over the last four quarters, Houlihan Lokey has reviewed 84 portfolio companies totaling approximately $2,114,000 in fair value as of their respective valuation dates. Houlihan Lokey came to the same determination on different sets of portfolio companies for the previous four quarters.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2005, we had $90,117 in cash and cash equivalents and $69,787 in restricted cash. Our restricted cash consists primarily of escrows of interest and principal payments collected on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each month to pay interest and principal on the securitized debt. As of March 31, 2005, we had availability of $454,041 under our revolving debt funding facilities and $392,567 under our equity forward sale agreements. During the three months ended March 31, 2005, we principally funded investments using draws on the revolving debt funding facilities, proceeds from repurchase agreements, proceeds from repayments and sales of loans and equity offerings.

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

We believe that we are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended. As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of March 31, 2005 and December 31, 2004, our asset coverage was 214% and 220%, respectively.

Equity Capital Raising Activities

In March 2005, we completed a public offering in which 8,700 shares of our common stock, excluding an underwriters’ over-allotment of 1,300 shares, were sold at a public offering price of $31.50 per share. Of those shares, 700 were offered directly by us and 8,000 were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements (the “2005 Forward Sale Agreements”). Upon completion of the offering, we received proceeds, net of the underwriters’ discount and closing costs, of $21,080 in exchange for 700 common shares.

The remaining 8,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the 2005 Forward Sale Agreements, we must sell to the forward purchasers 8,000 shares of our common stock generally at such times as we elect over a one-year period. The 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the 2005 Forward Sale Agreements through a termination date of March 29, 2006. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $30.11 per share, which was the public offering price of shares of our common stock less the underwriting discount. The 2005 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.75, $0.77, $0.78, $0.04 and $0.78 per share on each of May 11, 2005, August 10, 2005, November 10, 2005, December 27, 2005 and February 10, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

As of March 31, 2005, there are 8,000 shares available under the 2005 Forward Sale Agreements at a forward sale price of $30.12 per share. In addition, there are 5,250 shares available under forward sale agreements entered into in 2004 at a forward sale price of $28.88 as of March 31, 2005.

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

Debt Capital Raising Activities

As of December 31, 2004, through ACS Funding Trust I, an affiliated statutory trust, we had a revolving debt-funding facility with a maximum availability of $850,000. On January 28, 2005, an existing lender in the facility increased its commitment by $150,000 increasing the total maximum availability to $1,000,000.

As of December 31, 2004, we had a $70,000 secured revolving credit facility with a syndication of lenders. On February 17, 2005, we revised the terms of the existing credit facility pursuant to an Amended and Restated Credit Agreement. In connection with the amendment, the maximum availability of borrowing under the credit facility was increased from $70,000 to $100,000 and facility was converted into an unsecured revolving line of credit. The facility may be expanded through new or additional commitments up to $150,000 in accordance with the terms and conditions of the agreement and expires in February 2006 unless extended for an additional 364-day period with the consent of the lenders. Interest on borrowings under the facility is charged at either (i) a one-month LIBOR plus 225 basis points or (ii) the greater of the lender prime rate or the federal funds rate plus 100 basis points.

On March 29, 2005, we entered into repurchase agreements with Wachovia Capital Markets, LLC for $97,938, which were settled on April 7, 2005. The repurchase agreements were recorded at cost and were fully collateralized by United States Treasury Bills with a fair value of $99,938. The interest rate on the repurchase agreement was 2.60%.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment and loan grade. The weighted average investment grade was 3.1 and 3.0 as of March 31, 2005 and December 31, 2004, respectively. The weighted average loan grade was 3.0 as of both March 31, 2005 and December 31, 2004, respectively. The weighted average investment grade is weighted based on the total fair value of both the loan and equity investments of a portfolio company. The weighted average loan grade is weighted based on the total fair value of only the loan investments of the portfolio company. At March 31, 2005 and December 31, 2004, our investment portfolio was graded as follows:

	March 31, 2005				December 31, 2004
Grade	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio
4	$752,316	22.2%	$385,337	15.6%	$666,534	21.1%	$326,531	14.1%
3	2,296,790	67.8%	1,761,698	71.4%	2,088,051	66.2%	1,624,966	70.3%
2	259,317	7.6%	240,206	9.7%	326,454	10.4%	288,008	12.5%
1	81,305	2.4%	81,209	3.3%	70,922	2.3%	70,825	3.1%

	$3,389,728	100.0%	$2,468,450	100%	$3,151,961	100.0%	$2,310,330	100%

The amounts above do not include our investments for which we have only invested in the equity securities of the company.

In the first quarter of 2005, five portfolio companies were upgraded from a loan grade 3 to a loan grade 4 and two portfolio companies were upgraded from a loan grade 2 to a loan grade 3 while one portfolio company was downgraded from a loan grade 4 to a loan grade 3 and one portfolio company was downgraded from a loan grade 4 to a loan grade 2.

We stop accruing interest on investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation determined by us could have an effect on the amount of our loans on non-accrual status. At March 31, 2005, loans with ten portfolio companies with a face amount of $108,555 and a fair value of $53,476 were on non-accrual status. Loans with three of the ten portfolio companies are grade 2 loans and loans with seven of the ten portfolio companies are grade 1 loans. These loans include a total of $94,838 with PIK interest features. At December 31, 2004, loans with ten portfolio companies with a face amount of $87,324 and a fair value of $37,292 were on non-accrual status. Loans with three of the ten portfolio companies are grade 2 loans and loans with seven of the ten portfolio companies are grade 1 loans. These loans include a total of $74,522 with PIK interest features.

At March 31, 2005 and December 31, 2004, loans on accrual status, past due loans and loans on non-accrual status were as follows:

	Number of Portfolio Companies	March 31, 2005	Number of Portfolio Companies	December 31, 2004
Current	98	$2,508,004	90	$2,304,954

One Month Past Due		—		61,200
Two Months Past Due		—		—
Three Months Past Due		—		—
Greater than Three Months Past Due		11,251		14,985
Loans on Non-accrual Status		108,555		87,324

Subtotal	10	119,806	13	163,509

Total	108	$2,627,810	103	$2,468,463

Past Due and Non-accruing Loans as a Percent of Total Loans		4.6%		6.6%

The loan balances above reflect the full face value of the loan. We believe that debt service collection is probable for our loans that are past due.

Credit Statistics

We monitor several key credit statistics that provide information about credit quality and portfolio performance. These key statistics include:

•	Debt to EBITDA Ratio—the sum of all debt with equal or senior security rights to our debt investments divided by the total adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the most recent twelve months or, when appropriate, the forecasted twelve months.

•	Interest Coverage Ratio—EBITDA divided by the total scheduled cash interest payments required to have been made by the portfolio company during the most recent twelve-month period, or when appropriate, the forecasted twelve months.

•	Debt Service Coverage Ratio—EBITDA divided by the total scheduled principal amortization and the total scheduled cash interest payments required to have been made during the most recent twelve-month period, or when appropriate, the forecasted twelve months.

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

We track our portfolio investments on a static-pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended December 31, 2005:

Portfolio Statistics(1)	Static Pool
($ in millions, unaudited):	Pre-1999	1999	2000	2001	2002	2003	2004	2005	Aggregate
Original Investments and Commitments	$350	$369	$285	$367	$861	$1,004	$1,622	$236	$5,094
Total Exits and Prepayments of Original Investments	$119	$134	$201	$196	$234	$340	$239	$23	$1,486
Total Interest, Dividends and Fees Collected	$114	$121	$74	$121	$159	$164	$130	$6	$889
Total Net Realized (Loss) Gain on Investments(2)	$(2)	$26	$(85)	$47	$—	$16	$1	$—	$3
Internal Rate of Return(3)	8.7%	5.7%	(1.4)%	24.9%	17.5%	25.9%	27.9%	73.7%	15.1%
Current Cost of Investments	$196	$225	$105	$161	$629	$626	$1,325	$198	$3,465
Current Fair Value of Investments(2)	$148	$111	$92	$163	$658	$701	$1,402	$198	$3,473
Net Unrealized Appreciation/(Depreciation)(2)	$(48)	$(114)	$(13)	$2	$29	$75	$77	$—	$8
Non-Accruing Loans at Face	$12	$23	$—	$23	$51	$—	$—	$—	$109
Equity Interest at Fair Value	$14	$9	$31	$43	$221	$248	$401	$38	$1,005
Debt to EBITDA(4)(5)	8.5	8.7	4.8	4.9	5.0	4.5	4.4	3.6	4.8
Interest Coverage(4)	1.5	1.5	2.3	1.9	2.4	2.1	2.6	3.5	2.4
Debt Service Coverage(4)	1.3	1.4	1.5	1.5	1.6	1.4	1.9	2.2	1.7
Loan Grade(4)	2.3	1.7	3.0	3.0	3.2	3.2	3.2	3.0	3.1
Average Age of Companies	42 yrs	50 yrs	29 yrs	48 yrs	31 yrs	25 yrs	39 yrs	25 yrs	34 yrs
Ownership Percentage	85%	77%	34%	46%	51%	42%	43%	17%	45%
Average Sales(6)	$87	$76	$99	$212	$76	$94	$83	$171	$95
Average EBITDA(7)	$5	$5	$22	$23	$11	$16	$17	$20	$16
Total Sales(6)	$393	$583	$305	$1,992	$1,265	$2,732	$3,642	$1,171	$12,083
Total EBITDA(7)	$28	$30	$65	$238	$167	$408	$717	$140	$1,793
% of Senior Loans(8)	64%	34%	0%	29%	41%	36%	36%	40%	37%
% of Loans with Lien(8)	68%	50%	43%	80%	82%	90%	75%	65%	76%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities are excluded.
(2)	Excludes net realized losses, fair value and unrealized depreciation on interest rate derivative agreements.
(3)	Assumes investments are exited at current fair value.
(4)	These amounts do not include investments in which we own only equity.
(5)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(6)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(8)	As a percentage of our total debt investments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Because we fund a portion of our investments with borrowings, our net increase in shareholders’ equity from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See footnote 10 to our consolidated financial statements for additional information on the accounting treatment of our interest rate derivative agreements.

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

As of March 31, 2005, our interest rate derivative agreements have a remaining weighted average term of approximately 4.6 years. The following table presents the notional principal amounts of interest rate derivative agreements by class:

	March 31, 2005
Type of Interest Rate Derivative Agreements	Company Pays	Company Receives	Number of Contracts	Notional Value
Interest rate swaps – Pay fixed, receive LIBOR floating	4.07%(1)	LIBOR	36	$1,031,135
Interest rate swaps – Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	6	118,769
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.38%(1)	2	7,093
Interest rate caps			5	27,849

Total			49	$1,184,846

	December 31, 2004
Type of Interest Rate Derivative Agreements	Company Pays	Company Receives	Number of Contracts	Notional Value
Interest rate swaps – Pay fixed, receive LIBOR floating	4.07%(1)	LIBOR	34	$1,019,956
Interest rate swaps – Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	7	135,103
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.38%(1)	2	7,093
Interest rate caps			5	28,703

Total			48	$1,190,855

(1)	Weighted average.

Item 4. Controls and Procedures

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

American Capital, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the first quarter of 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, nor any of our consolidated subsidiaries, are currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or any consolidated subsidiary, other than routine litigation and administrative proceedings arising in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on the business, financial conditions, or results of our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	Third Amendment to Loan Funding and Servicing Agreement, dated April 20, 2005, by and among ACS Funding Trust II, American Capital Strategies, Ltd., Fairway Finance Company, LLC, Harris Nesbitt Corp. and Wells Fargo Bank, National Association.

10.2	Amendment No. 4 to Second Amended and Restated Loan Funding and Servicing Agreement, dated April 21, 2005, by and among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, JPMorgan Chase Bank, N.A., Citigroup Global Markets Realty Corp., YC SUSI Trust, Bank Of America, National Association, and acknowledged and agreed to by Wachovia Bank, National Association.

10.3	First Amendment to Amended and Restated Credit Agreement, dated April 29, 2005, by and among American Capital Strategies, Ltd., Branch Banking and Trust Company, Bayerische Hypo-Und Vereinsbank AG, LaSalle Bank National Association, Fifth Third Bank and Hibernia National Bank.

31	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Vice President, Accounting and Reporting

Date: May 10, 2005