Form 10-Q
period 2005-06-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2005-08-09
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 29, 2005 was 101,247,388.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Investments at fair value (cost of $4,040,689 and $3,236,249, respectively)
Non-Control/Non-Affiliate investments (cost of $1,473,272 and $1,155,867, respectively)	$1,445,592	$1,157,406
Affiliate investments (cost of $459,715 and 388,310, respectively)	485,405	408,529
Control investments (cost of $2,107,702 and $1,692,072, respectively)	2,110,298	1,654,075
Interest rate derivative agreements	1,340	1,678

Total investments at fair value	4,042,635	3,221,688
Cash and cash equivalents	103,554	58,367
Restricted cash	105,812	141,895
Interest receivable	27,870	22,053
Other	53,762	47,424

Total assets	$4,333,633	$3,491,427

Liabilities and Shareholders’ Equity
Debt (maturing within one year of $225,569 and $130,883, respectively)	$1,997,751	$1,560,978
Interest rate derivative agreements	15,257	17,396
Accrued dividends payable	70,136	5,322
Other	52,103	35,305

Total liabilities	2,135,247	1,619,001

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 98,220 and 88,705 issued and 98,012 and 88,705 outstanding, respectively	980	887
Capital in excess of par value	2,296,569	2,010,063
Unearned compensation	(52,728)	(36,690)
Notes receivable from sale of common stock	(6,679)	(6,845)
Distributions in excess of net realized earnings	(26,445)	(63,032)
Net unrealized depreciation of investments	(13,311)	(31,957)

Total shareholders’ equity	2,198,386	1,872,426

Total liabilities and shareholders’ equity	$4,333,633	$3,491,427

Net asset value per share	$22.43	$21.11

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$42,102	$25,733	$78,455	$48,835
Affiliate investments	13,635	7,942	26,151	14,195
Control investments	42,173	26,116	79,722	52,317

Total interest and dividend income	97,910	59,791	184,328	115,347

Fee Income
Non-Control/Non-Affiliate investments	10,474	10,326	13,078	11,882
Affiliate investments	3,405	457	5,238	1,333
Control investments	19,943	5,004	29,943	13,546

Total fee income	33,822	15,787	48,259	26,761

Total operating income	131,732	75,578	232,587	142,108

OPERATING EXPENSES:
Interest	21,990	6,528	39,336	12,573
Salaries and benefits	19,553	7,874	28,669	13,617
General and administrative	8,808	6,265	15,093	12,145
Stock-based compensation	3,148	1,912	6,344	3,280

Total operating expenses	53,499	22,579	89,442	41,615

OPERATING INCOME BEFORE INCOME TAXES	78,233	52,999	143,145	100,493

Provision for income taxes	(4,759)	—	(5,784)	—

NET OPERATING INCOME	73,474	52,999	137,361	100,493

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	16,366	6,495	18,254	(4,657)
Affiliate investments	98	(31)	850	(34)
Control investments	15,893	2,648	21,374	(42,786)
Interest rate derivative periodic payments	(2,161)	(5,925)	(5,456)	(8,183)

Total net realized gain (loss) on investments	30,196	3,187	35,022	(55,660)

Net unrealized (depreciation) appreciation of investments
Portfolio company investments	(7,872)	5,761	16,845	67,641
Interest rate derivative periodic payment accrual	203	213	(77)	(3,474)
Interest rate derivative agreements	(16,652)	26,739	1,878	14,502

Total net unrealized (depreciation) appreciation of investments	(24,321)	32,713	18,646	78,669

Total net gain on investments	5,875	35,900	53,668	23,009

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$79,349	$88,899	$191,029	$123,502

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.78	$0.74	$1.50	$1.45
Diluted	$0.76	$0.73	$1.46	$1.43
NET EARNINGS PER COMMON SHARE:
Basic	$0.84	$1.24	$2.08	$1.78
Diluted	$0.82	$1.22	$2.03	$1.75
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	93,915	71,959	91,737	69,542
Diluted	96,731	72,583	94,078	70,454
DIVIDENDS DECLARED PER COMMON SHARE	$0.75	$0.70	$1.48	$1.40

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06) Common Stock Warrants (2,004 shares)(1)	$10,000	$9,805 534	$9,834 945

				10,339	10,779
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		246	0
Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)		124	1,900
AmSan, LLC	Distributors	Senior Debt (11.3%, Due 8/10)	25,000	24,625	24,625
Astrodyne Corporation	Electrical Equipment	Senior Debt (11.0%, Due 4/10 – 4/11) Subordinated Debt (12.0%, Due 4/12) Redeemable Preferred Stock (1 share) Convertible Preferred Stock (552,705 shares)	6,650 11,000	6,504 10,838 — 10,570	6,504 10,838 — 10,570

				27,912	27,912
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (11.6%, Due 9/10) Subordinated Debt (16.0%, Due 9/11 – 9/12)	15,000 51,223	14,833 50,627	14,833 50,627

				65,460	65,460
BBB Industries, LLC	Auto Components	Senior Debt (12.6%, Due 5/11) Subordinated Debt (17.5%, Due 11/11)	20,000 5,155	19,719 5,083	19,719 5,083

				24,802	24,802
BC Natural Foods LLC	Food Products	Senior Debt (11.3%, Due 9/07) Subordinated Debt (16.9%, Due 1/08 – 7/09) Common Membership Warrants (13% membership interest)(1)	4,350 31,199	4,339 29,470 3,331	4,339 29,470 8,658

				37,140	42,467
Beacon Hospice, Inc.	Health Care Provider & Services	Senior Debt (10.6%, Due 2/08 – 2/11) Subordinated Debt (14.5%, Due 2/12)	8,472 10,105	8,286 9,959	8,286 9,959

				18,245	18,245
BLI Holdings Corporation	Personal Products	Subordinated Debt (16.5%, Due 10/10)(6)	17,952	17,336	873
Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.5%, Due 9/12 – 8/13)	12,974	12,828	12,828
Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.6%, Due 3/10) Common Stock Warrants (197,322 shares)(1) Common Stock (11,850 shares)(1) Preferred Stock Warrants (1,564 shares)(1) Redeemable Preferred Stock (11,850 shares)(1)	23,981	20,681 5,418 — — 440	20,756 3,812 — — 141

				26,539	24,709
Colts 2005-1	Diversified Financial Services	Common Stock (360 shares)		14,960	14,960
Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt (10.2%, Due 5/11) Subordinated Debt (14.7%, Due 5/12) Redeemable Preferred Stock (20,119 shares)(1) Convertible Preferred Stock (950,000)(1) Common Stock (1 share)(1)	14,000 36,984	13,794 28,320 18,590 — —	13,794 36,773 555 — —

				60,704	51,122

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10) Common Stock Warrants (6,828 shares)(1)	15,615	14,965 695	14,965 695

				15,660	15,660
Corrpro Companies, Inc.(2)	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11) Common Stock Warrants (5,799,187 shares)(1) Redeemable Preferred Stock (2,000,000 shares)	14,000	11,212 3,865 1,434	11,212 5,928 1,434

				16,511	18,574
Directed Electronics, Inc.	Household Durables	Subordinated Debt (11.6%, Due 6/11 – 6/12)	74,000	73,172	73,172
Dynisco Parent, Inc.	Electronic Equipment & Instruments	Subordinated Debt (12.6%, Due 10/11) Common Stock (10,000 shares)(1) Common Stock Warrants (2,115 shares)(1)	27,915	27,365 1,000 210	27,365 1,000 210

				28,575	28,575
Edline, LLC	Software	Senior Debt (10.3%, Due 7/10) Subordinated Debt (12.0%, Due 7/11) Membership Warrants (17,840 shares)(1)	3,100 5,000	3,054 3,141 1,784	3,054 3,141 1,784

				7,979	7,979
Erickson Construction, LLC	Building Products	Senior Debt (10.1%, Due 9/09)	33,000	32,648	32,648
Euro-Pro Operating LLC	Household Durables	Senior Debt (16.0%, Due 9/08)	40,000	39,857	39,857
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11) Common Stock Warrants (122,397 shares)(1)	14,579	14,397 122	14,397 122

				14,519	14,519
HMS Healthcare, Inc.	Health Care Providers & Services	Subordinated Debt (14.6%, Due 7/11 – 7/12) Common Stock (263,620 shares)(1) Redeemable Preferred Stock (170,013 shares) Common Stock Warrants (96,578 shares)(1)	42,181	41,602 264 1,841 97	41,602 4,371 2,011 1,601

				43,804	49,585
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12) Redeemable Preferred Stock (5,000 shares)	30,475	30,121 5,800	30,121 5,800

				35,921	35,921
HP Evenflo Acquisition Co.	Household Durables	Senior Debt (11.7%, Due 8/10) Common Stock (250,000 shares)(1)	23,000	22,746 2,500	22,746 2,500

				25,246	25,246
IST Acquisitions, Inc.	Electrical Equipment	Senior Debt (11.0%, Due 5/06 – 10/11) Subordinated Debt (14.0%, Due 5/11 – 5/12) Common Stock (10,000 shares)(1) Redeemable Preferred Stock (22,000 shares) Common Stock Warrants (83,458 shares)(1)	12,900 8,947	12,738 8,671 1,000 15,863 8,346	12,738 8,671 1,000 15,863 8,346

				46,618	46,618
JAG Industries, Inc.	Metals & Mining	Subordinated Debt (0.0%, Due 10/18)(1)	1,954	1,358	61
Milton’s Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)	8,540	8,415	8,415
Mobile Tool International, Inc.	Machinery	Subordinated Debt (10.0%, Due 4/06)(6)	1,068	1,068	115

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Montana Silversmiths, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (10.2%, Due 5/06 – 10/11) Subordinated Debt (14.0%, Due 10/12) Common Stock (747 shares)(1)	16,905 16,138	16,568 15,905 1,000	16,568 15,905 1,000

				33,473	33,473
MP TotalCare, Inc.	Healthcare Equipment & Supplies	Senior Debt (13.7%, Due 10/10)	15,000	14,845	14,845
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10) Common Stock Warrants (247,368 shares)(1)	9,566	8,523 1,232	8,523 1,950

				9,755	10,473
NewQuest, Inc.	Health Care Providers & Services	Subordinated Debt (15.0%, Due 3/12)	35,357	34,843	34,843
Nursery Supplies, Inc.	Containers & Packaging	Subordinated Debt (14.0%, Due 5/13)	20,040	19,742	19,742
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants (405,326 shares)(1) Convertible Preferred Stock (155,280 shares)(1)		612 1,319	— 300

				1,931	300
Pelican Products, Inc.	Containers & Packaging	Senior Debt (10.4%, Due 10/11)	15,000	14,790	14,790
Phillips & Temro Holdings LLC	Auto Components	Senior Debt (9.6%, Due 12/09 – 12/11) Subordinated Debt (15.0%, Due 12/12)	23,000 15,000	22,540 14,780	22,540 14,780

				37,320	37,320
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2,577	11,345
Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)	26,285	25,979	25,979
Rocky Shoes & Boots, Inc.(2)	Textile, Apparel & Luxury Goods	Senior Debt (11.1%, Due 1/11)	30,000	29,589	29,589
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.1%, Due 6/06 – 6/10) Subordinated Debt (14.4%, Due 6/11 – 6/12) Convertible Preferred Stock (3,000 shares)(1) Redeemable Preferred Stock (11,000 shares)(1)	5,172 12,252	5,118 11,987 305 6,825	5,118 11,987 305 6,825
		Convertible Preferred Stock Warrants (50,175 shares)(1)		5,028	1,278

				29,263	25,513
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)	—	6,582	6,203
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12) Common Stock Warrants (5,187 shares)(1)	10,500	9,921 489	9,921 489

				10,410	10,410
Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (10.7%, Due 8/09 – 8/11) Common Stock (50,000 shares)(1)	31,363	31,018 500	31,018 500

				31,518	31,518
Selig Sealing Products, Inc.	Containers & Packaging	Senior Debt (9.6%, Due 4/12)	14,500	14,288	14,288

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
SmithBucklin Corporation	Commercial Services & Supplies	Senior Debt (10.3%, Due 6/11) Subordinated Debt (14.5%, Due 6/12)	10,000 7,003	9,850 6,898	9,850 6,898

				16,748	16,748
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (9.1%, Due 8/09) Subordinated Debt (15.9%, Due 8/12)	9,900 12,629	9,765 12,484	9,765 12,484

				22,249	22,249
Stravina Operating Company, LLC	Personal Products	Senior Debt (9.9%, Due 9/07)	44,726	44,384	45,801
		Subordinated Debt (17.4%, Due 5/10 – 8/11)(6)	29,074	28,086	11,645
		Common Stock (1,000 shares)(1)		1,000	—

				73,470	57,446
Supreme Corq Holdings, LLC	Household Products	Senior Debt (6.7%, Due 6/09 – 6/10) Subordinated Debt (12.0%, Due 6/12) Common Membership Warrants (3,359 units)(1)	2,549 5,000	2,428 4,596 381	2,428 4,596 381

				7,405	7,405
Technical Concepts Holdings, LLC	Building Products	Senior Debt (9.4%, Due 2/08 – 2/10) Subordinated Debt (12.3%, Due 2/11 – 2/12) Common Membership Warrants (792,149 units)(1)	14,519 15,000	14,476 13,535 1,703	14,476 13,535 1,703

				29,714	29,714
The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (10.4%, Due 5/10) Subordinated Debt (14.5%, Due 5/12)	17,325 12,866	17,089 12,722	17,089 12,722

				29,811	29,811
The Tensar Corporation	Construction & Engineering	Subordinated Debt (15.1%, Due 6/11) Common Stock (122,949 shares)(1) Common Stock Warrants (424,616 shares)(1) Redeemable Preferred Stock (53,490 shares)	24,784	24,435 246 6,053 937	24,308 2,485 8,581 937

				31,671	36,311
ThreeSixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (11.1%, Due 9/08) Common equity (1)	8,229	8,229 4,093	8,229 —

				12,322	8,229
T-NETIX, Inc.	Diversified Telecommunication Services	Common Stock (17,544 shares)(1)		1,000	682
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (10.6%, Due 3/11) Subordinated Debt (15.0%, Due 4/12)	13,000 16,191	12,888 16,017	12,888 16,017

				28,905	28,905
Tyden Caymen Holdings Corp	Electronic Equipment & Instruments	Senior Debt (8.2%, Due 5/10 – 5/11) Subordinated Debt (13.8%, Due 5/12) Common Stock (2,000,000 shares)(1)	43,813 14,500	43,098 14,285 2,000	43,098 14,285 2,000

				59,383	59,383
UAV Corporation	Leisure Equipment & Products	Subordinated Debt (14.1%, Due 5/10)	24,157	23,981	23,981

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Vigo Remittance Corp.	Diversified Financial Services	Common Stock Warrants (50,000 shares)(1)		1,213	5,184
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10) Common Stock Warrants (4,284 shares)(1)	10,485	10,088 462	10,088 462

				10,550	10,550
Warner Power, LLC	Electrical Equipment	Senior Debt (7.1%, Due 9/06)	6,780	6,780	6,780
		Subordinated Debt (12.7%, Due 12/06 – 12/07)	6,500	6,026	5,571
		Junior Subordinated Debt (13.0%, Due 12/07)(6)	3,500	2,664	—
		Common Membership Warrants (1,832 units)(1)		2,246	767

				17,716	13,118
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (17.3%, Due 6/10)	7,712	7,680	7,680
WIL Research Holding Company, Inc.	Biotechnology	Subordinated Debt (13.8%, Due 9/11)	15,336	15,158	15,158
		Redeemable Preferred Stock (5,000,000 shares)		5,601	5,601
		Convertible Preferred Stock (1,000,000 shares)		1,036	1,036

				21,795	21,795
Zenta Global, Ltd.(3)	IT Services	Senior Debt (16.2%, Due 5/11) Common Units (250,025 units) Preferred Units (1,025 units)	27,500	27,093 25 1,025	27,093 25 1,025

				28,143	28,143
Subtotal Non-Control / Non-Affiliate Investments				1,473,272	1,445,592

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Subordinated Debt (14.8%, Due 10/10 – 11/11)	39,189	38,758	38,758
		Common Stock (855 shares)(1)		27,246	52,736

				66,004	91,494
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		25,311	25,311
Aeriform Corporation	Chemicals	Senior Debt (8.1%, Due 6/08)	21,707	21,707	21,707
		Senior Subordinated Debt (14.0%, Due 5/09)	459	428	428
		Junior Subordinated Debt (0.0%, Due 5/09)(1)	46,159	34,965	1,136
		Common Stock Warrants (2,419,483 shares)(1)		4,360	—
		Redeemable Preferred Stock (10 shares)(1)		119	—

				61,579	23,271

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
American Decorative Surfaces International, Inc.	Building Products	Senior Debt (7.5%, Due 5/06)(6) Subordinated Debt (7.0%, Due 5/11)(6) Common Stock (1 share)(1) Common Stock Warrants (94,868 shares)(1) Convertible Preferred Stock (100,000 shares)(1)	3,000 17,946	3,000 16,727 10,543 — 13,674	1,613 — — — —

				43,944	1,613
ASC Industries, Inc	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11) Common Stock Warrants (74,888 shares)(1) Redeemable Preferred Stock (72,000 shares)	20,500	18,502 6,531 4,796	18,502 28,462 4,796

				29,829	51,760
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (10.1%, Due 12/07) Subordinated Debt (14.0%, Due 3/09) Subordinated Debt (14.0%, Due 3/09)(6) Common Stock Warrants (4,268,905 shares)(1) Convertible Preferred Stock (13,301,300 shares)(1)	5,251 17,991 7,995	5,251 14,903 3,232 2,599 2,732	5,251 15,539 3,232 1,933 —

				28,717	25,955
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14) Common Stock (100 shares)(1)	3,658	3,012 483	3,012 476

				3,495	3,488
Bridgeport International, LLC(3)	Machinery	Senior Debt (10.2%, Due 12/05 – 11/10) Common Stock (2,000,000 shares)(1) Convertible Preferred Stock (5,000,000 shares)(1)	6,285	2,126 2,000 5,000	2,126 — 2,424

				9,126	4,550
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1,492	400
Consolidated Utility Services, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 5/10) Common Stock (58,906 shares)(1) Redeemable Preferred Stock (3,625,000 shares)	6,605	6,513 1 3,786	6,513 1,345 3,786

				10,300	11,644
Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt (14.3%, Due 9/11 – 9/12) Redeemable Preferred Stock (252,020 shares) Common Stock Warrants (111,965 shares)(1) Common Stock (65,000 shares)(1)	14,872	13,989 17,376 11,197 6,500	13,989 17,376 11,197 6,500

				49,062	49,062
DanChem Technologies, Inc.	Chemicals	Senior Debt (9.1%, Due 12/10) Common Stock (427,719 shares)(1) Redeemable Preferred Stock (12,453 shares)(1) Common Stock Warrants (401,622 shares)(1)	12,294	12,294 2,500 10,393 2,221	12,294 — 4,254 —

				27,408	16,548
Dosimetry Acquisitions (U.S.), Inc. (3)	Electrical Equipment	Senior Debt (9.2%, Due 6/06 – 6/10) Subordinated Debt (16.0%, Due 6/11) Common Stock (10,000 shares)(1) Common Stock Warrants (73,333 shares)(1) Redeemable Preferred Stock (16,900 shares)	29,969 17,625	29,701 17,427 1,769 12,775 13,375	29,701 17,427 1,769 12,775 13,375

				75,047	75,047

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Senior Debt (11.5%, Due 4/10 – 4/12) Subordinated Debt (16.5%, Due 4/14) Common Stock (1,000 shares)(1)	16,000 9,578	15,732 9,436 19,025	15,732 9,436 19,025

				44,193	44,193
eLynx Holdings, Inc.	IT Services	Senior Debt (10.1%, Due 12/07 – 12/09) Subordinated Debt (15.0%, Due 12/10 – 12/11) Common Stock (9,326 shares)(1) Redeemable Preferred Stock (17,488 shares) Common Stock Warrants (108,735 shares)(1)	9,878 8,617	9,727 8,495 933 7,390 10,874	9,727 8,495 933 7,390 10,874

				37,419	37,419
Escort Inc.	Household Durables	Senior Debt (15.1%, Due 7/09) Subordinated Debt (12.4%, Due 7/11 – 7/12) Redeemable Preferred Stock (90,000 shares) Common Stock Warrants (175,562 shares)(1)	5,750 21,648 — —	5,731 17,855 5,244 8,783	5,731 17,855 5,244 55,354

				37,613	84,184
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (10.7%, Due 5/10 – 5/11) Subordinated Debt (14.6%, Due 5/12 – 5/13) Convertible Preferred Stock (333,145 shares)	7,400 11,126	7,291 10,961 15,592	7,291 10,961 15,592

				33,844	33,844
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (8.1%, Due 7/05 – 3/08) Subordinated Debt (11.0%, Due 3/08) Common Stock Warrants (31,897 shares)(1) Convertible Preferred Stock (260,048 shares)(1)	8,291 7,766	8,256 7,703 1,110 5,732	8,291 7,712 69 1,764

				22,801	17,836
European Touch LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06) Subordinated Debt (12.4%, Due 11/06) Common Stock (2,895 shares)(1) Redeemable Preferred Stock (450 shares) Common Stock Warrants (7,105 shares)(1)	3,036 15,701	3,036 14,007 1,500 535 3,683	3,036 14,007 6,280 535 16,172

				22,761	40,030
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (17.0%, Due 11/09) Subordinated Debt (14.9%, Due 11/10 – 11/11) Common Stock (970,583 shares)(1) Redeemable Preferred Stock (145,000 shares)	4,500 12,347	4,456 12,228 9,706 10,535	4,456 12,228 22,234 10,535

				36,925	49,453
Future Food, Inc.	Food Products	Senior Debt (11.1%, Due 7/10) Subordinated Debt (12.4%, Due 7/11 – 7/12) Common Stock (92,738 shares)(1) Common Stock Warrants (6,500 shares)(1)	9,917 14,000	9,807 12,638 18,500 1,297	9,807 12,638 16,566 1,201

				42,242	40,212
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (10.8%, Due 2/10 – 2/12) Subordinated Debt (15.0%, Due 2/13) Common Stock (221,672 shares)(1)	50,197 29,308	49,466 28,881 26,685	49,466 28,881 30,567

				105,032	108,914

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Senior Debt (11.4%, Due 11/11) Subordinated Debt (16.0%, Due 9/09 – 9/10) Common Stock (14,140 shares)(1) Redeemable Preferred Stock (16,160 shares) Common Stock Warrants (71,557 shares)(1)	4,000 17,982	3,944 17,909 1,414 11,432 7,132	3,944 17,909 1,414 11,432 7,132

				41,831	41,831
Halex Holdings, Inc.	Construction Materials	Senior Debt (10.5%, Due 7/08 – 10/08) Subordinated Debt (17.1%, Due 8/10) Common Stock (163,083 shares)(1) Redeemable Preferred Stock (1,000 shares)(1) Convertible Preferred Stock (145,996 shares)(1)	19,975 28,793	19,649 28,627 6,784 14,267 1,603	19,649 28,627 5,752 14,267 5,150

				70,930	73,445
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt (8.9%, Due 7/05 – 5/09) Subordinated Debt (14.3%, Due 5/10) Subordinated Debt (15.0%, Due 5/10)(6) Common Membership Warrants (41.7% membership interest)(1)	18,246 10,000 4,656	18,094 9,186 4,124 3,572	18,094 9,186 1,617 —

				34,976	28,897
Hospitality Mints, Inc.	Food Products	Senior Debt (11.2%, Due 11/10) Subordinated Debt (12.4%, Due 11/11 – 11/12) Convertible Preferred Stock (95,198 shares) Common Stock Warrants (86,817 shares)(1)	7,463 18,500	7,359 18,187 21,437 54	7,359 18,187 24,307 322

				47,037	50,175
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08) Common Stock (426,205 shares)(1) Redeemable Preferred Stock (23,803 shares)(1) Common Stock Warrants (530,000 shares)(1)	16,288	15,703 4,760 18,864 5,918	15,780 456 18,984 566

				45,245	35,786
Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11) Common Stock (8,750 shares)(1) Redeemable Preferred Stock (1,000 shares)(1) Convertible Preferred Stock (8,750 shares)(1)	22,102	21,869 3,500 7,000 3,500	21,869 11,172 7,000 10,784

				35,869	50,825
KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 – 2/12) Common Stock (1,551,000 shares)(1) Redeemable Preferred Stock (13,950 shares)	22,296	22,058 1,550 15,594	22,058 60,966 15,594

				39,202	98,618
KIC Holdings, Inc.	Building Products	Senior Debt (12.5%, Due 9/07) Subordinated Debt (12.0%, Due 9/08)(6) Redeemable Preferred Stock (30,087 shares)(1) Common Stock (3,761 shares)(1) Common Stock Warrants (156,613 shares)(1)	7,587 11,649	7,556 11,412 29,660 5,100 3,060	7,556 5,189 — — —

				56,788	12,745

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Life-Like Holdings, Inc.	Leisure Equipment & Products	Senior Debt (7.9%, Due 6/07 – 6/10) Subordinated Debt (14.2%, Due 6/11 – 6/12) Common Stock (20,000 shares)(1) Redeemable Preferred Stock (8,800 shares) Common Stock Warrants (41,164 shares)(1)	39,990 22,014	39,620 21,612 2,000 5,599 4,116	39,620 21,612 2,000 5,599 4,116

				72,947	72,947
Logex Corporation	Road & Rail	Senior Subordinated Debt (12.4%, Due 7/08) Junior Subordinated Debt (14.0%, Due 7/08)(6) Common Stock Warrants (137,839 shares)(1) Redeemable Preferred Stock (695 shares)(1)	21,651 6,095	20,213 4,757 7,454 3,930	20,213 4,134 — —

				36,354	24,347
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt (8.6%, Due 2/10) Subordinated Debt (18.0%, Due 2/13) Preferred Units (800 units)(1)	7,700 9,212	7,565 9,080 11,000	7,565 9,080 17,668

				27,645	34,313
MBT International, Inc.	Distributors	Subordinated Debt (11.6%, Due 7/05 – 5/09) Common Stock (1,887,834 shares)(1) Common Stock Warrants (21,314,448 shares)(1) Redeemable Preferred Stock (2,250,000 shares)(1)	19,880	16,754 1,233 5,254 1,227	16,754 — 3,060 640

				24,468	20,454
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06) Common Membership Warrants (50,128 units)(1)	11,800	11,097 2,038	11,097 33,911

				13,135	45,008
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.1%, Due 6/06 – 8/23) Subordinated Debt (8.0%, Due 7/13) Common Stock (771,839 shares)(1)	55,795 564	54,888 83 95	54,911 564 921

				55,066	56,396
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.0%, Due 12/08 – 12/09) Common Stock (100 shares)(1) Convertible Preferred Stock (32,043 shares)(1)	33,669	28,076 — 11,500	28,181 — 17,085

				39,576	45,266
NPC Holdings, Inc.	Building Products	Senior Debt (10.1%, Due 6/06 – 6/12) Subordinated Debt (15.0%, Due 6/13) Common Stock (80 shares)(1) Redeemable Preferred Stock (13,275 shares) Convertible Preferred Stock (13,690 shares) Convertible Preferred Stock Warrants (43,782 shares)(1)	4,835 8,005	4,722 7,885 8 8,923 1,370 4,378	4,722 7,885 8 8,923 1,370 4,378

				27,286	27,286
nSpired Holdings, Inc.	Food Products	Senior Debt (8.7%, Due 12/08 – 12/09) Subordinated Debt (18.0%, Due 8/07) Common Stock (169,018 shares)(1) Redeemable Preferred Stock (25,500 shares)(1)	20,031 9,467	19,837 9,389 5,000 25,500	19,837 9,389 — 3,414

				59,726	32,640

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Optima Bus Corporation	Machinery	Senior Debt (8.0%, Due 6/06 – 1/08) Subordinated Debt (10.0%, Due 5/11) (6) Common Stock (20,464 shares)(1) Convertible Preferred Stock (2,751,743 shares)(1)	4,724 6,000	4,724 4,765 1,896 24,625	4,724 3,932 — —
		Common Stock Warrants (43,150 shares)(1)		4,041	—

				40,051	8,656
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10) Common Stock (341,222 shares)(1)	4,632	4,632 1,089	4,632 4,685

				5,721	9,317
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (9.0%, Due 12/09 – 8/11) Subordinated Debt (17.4%, Due 5/10 – 8/11) Common Stock (98,799 shares)(1)	36,009 26,170	35,396 25,848 20,562	35,396 25,848 20,562

				81,806	81,806
Potpourri Group, Inc.	Internet & Catalog Retail	Senior Debt (7.4%, Due 6/10 – 6/12) Subordinated Debt (13.3%, Due 6/13) Common Stock (69,120 shares)(1) Redeemable Preferred Stock (62,120 shares) Common Stock Warrants (199,095 shares)(1)	81,442 24,511	80,042 24,145 6,629 42,494 19,910	80,042 24,145 6,629 42,494 19,910

				173,220	173,220
Precitech, Inc.	Machinery	Senior Debt (9.8%, Due 12/09 – 12/10) Senior Subordinated Debt (16.0%, Due 12/11) Junior Subordinated Debt (17.0%, Due 12/12)(6)	5,372 2,041 6,538	5,357 2,041 5,074	5,357 2,041 1,093
		Redeemable Preferred Stock (35,807 shares)(1)		7,186	—
		Common Stock (22,040 shares)(1)		2,204	—
		Common Stock Warrants (22,783)(1)		2,278	—

				24,140	8,491
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt (8.1%, Due 6/10) Subordinated Debt (17.0%, Due 6/13) Membership Units (760 units)(1)	12,500 9,792	12,288 9,647 9,500	12,288 9,647 9,500

				31,435	31,435
Specialty Brands of America, Inc.	Food Products	Senior Debt (8.8%, Due 12/05 – 5/11) Subordinated Debt (15.4%, Due 9/08 – 5/13) Redeemable Preferred Stock (209,303 shares) Convertible Preferred Stock (336,000 shares) Common Stock (33,916 shares)(1) Common Stock Warrants (97,464 shares)(1)	22,706 21,726	22,380 21,477 13,798 33,854 3,392 9,746	22,380 21,477 13,798 33,854 3,392 9,746

				104,647	104,647
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09) (6)	7,490	6,290	1,202
Unique Fabricating Inc.	Auto Components	Senior Debt (11.1%, Due 2/10 – 2/12) Subordinated Debt (14.9%, Due 2/13) Redeemable Preferred Stock (2,500 shares) Common Stock Warrants (6,350 shares)	4,997 6,756	4,865 6,657 2,294 330	4,865 6,657 2,294 330

				14,146	14,146

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Weber Nickel Technologies, Ltd. (3)	Machinery	Subordinated Debt (17.7%, Due 2/06 – 9/12)	16,300	16,143	16,143
		Common Stock (44,834 shares)(1)		1,171	—
		Redeemable Preferred Stock (14,796 shares)(1)		11,847	8,025

				29,161	24,168
WWC Acquisitions, Inc	Commercial Services & Supplies	Senior Debt (10.0%, Due 12/07 – 12/11)	11,952	11,741	11,741
		Subordinated Debt (14.2%, Due 12/12 – 12/13)	22,202	21,882	21,882
		Common Stock (4,826,476 shares)(1)		21,237	32,380

				54,860	66,003
Subtotal Control Investments				2,107,702	2,110,298

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (10.4%, Due 12/09 – 12/10) Subordinated Debt (15.5%, Due 12/12) Common Stock (281,534 shares)(1) Common Stock Warrants (101,226 shares)(1)	26,700 27,487	26,264 27,093 — —	26,264 27,093 4,407 1,584

				53,357	59,348
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.4%, Due 11/11) Common Stock (447,285 shares)(1)	71,363	68,873 45	68,873 2,821
		Convertible Preferred Stock (447,285 shares)		11,149	13,971
		Common Stock Warrants (132,957 shares)(1)		1,676	1,708

				81,743	87,373
Continental Structural Plastics, Inc.	Auto Components	Subordinated Debt (14.0%, Due 2/13) Common Stock (3,000 shares)(1) Redeemable Preferred Stock (2,700 shares)	11,075	10,912 300 2,773	10,912 300 2,773

				13,985	13,985
Edge Products, LLC	Auto Components	Senior Debt (8.1%, Due 3/10) Subordinated Debt (12.4%, Due 3/13) Common Membership Units (7,620 units)(1) Common Membership Warrants (13,780 units)(1)	11,775 13,547	11,563 13,348 1,749 62	11,563 13,348 1,749 62

				26,722	26,722
FMI Holdco I, LLC	Road & Rail	Subordinated Debt (13.0%, Due 4/10) Common units (626,085 units)(1) Preferred units (410,778 units)(1)	13,545	12,507 2,683 1,705	12,507 1,306 1,438

				16,895	15,251

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Marcal Paper Mills, Inc.	Household Products	Senior Debt (16.1%, Due 12/06) Subordinated Debt (20.5%, Due 12/09) Common Stock Warrants (767,267 shares)(1) Common Stock (209,254 shares)(1)	22,583 28,268	22,573 24,032 5,001 —	22,573 24,032 8,791 2,854

				51,606	58,250
Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1,500	3,264
Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12) Preferred Units (900 units)(1) Common Units (100,000 units)(1) Common Membership Warrants (41,360 units)(1)	8,742	8,612 900 100 41	8,612 900 336 139

				9,653	9,987
Northwest Coatings, LLC	Containers & Packaging	Senior Debt (11.6%, Due 2/08 – 3/08) Subordinated Debt (15.0%, Due 11/10) Common Units (761,656 units)(1) Redeemable Preferred Units (3,291,265 units)(1)	10,950 10,339	10,772 10,192 333 3,138	10,772 10,192 — 2,775

				24,435	23,739
PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)		1,052	5,192
Qualitor Component Holdings, LLC.	Auto Components	Subordinated Debt (15.0%, Due 12/12) Common Units (500,000 units)(1) Preferred Units (4,500,000 units)(1)	28,412	28,006 500 4,500	28,006 500 4,500

				33,006	33,006
Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)		3,044	5,716
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12) Common Stock (10,000 shares)(1)	17,524	17,346 10,000	17,346 10,000

				27,346	27,346
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (14.3%, Due 12/10) Subordinated Debt (14.5%, Due 12/11) Partnership Units (144,552 units)(1) Preferred Partnership Units (57,143 units)(1)	7,527 9,037	7,420 8,550 1,253 754	7,420 8,550 1,253 754

				17,977	17,977
The Hygenic Corporation	Health Care Equipment & Supplies	Subordinated Debt (15.5%, Due 1/12) Common Stock (200,000 shares)(1) Redeemable Preferred Stock (9,000 shares)	10,777	10,659 1,000 10,020	10,659 5,735 10,020

				21,679	26,414
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.1%, Due 12/05 – 6/07) Common Stock (131,399 shares)(1) Redeemable Preferred Stock (131,399 shares)(1)	16,150	16,101 13 3,972	16,101 — 105

				20,086	16,206
Unwired Holdings, Inc.	Household Durables	Senior Debt (10.8%, Due 6/10 – 6/11) Subordinated Debt (15.0%, Due 6/12 – 6/13) Common Stock (99 shares) Preferred Stock (16,200 shares) Convertible Preferred Stock (179,901 shares)	7,600 15,039	7,266 14,813 1 16,322 1,802	7,266 14,813 1 16,322 1,802

				40,204	40,204

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
WFS Holding, Inc.	Software	Subordinated Debt (14.0%, Due 2/12) Convertible Preferred Stock (35,000,000 shares)	12,100	11,925 3,500	11,925 3,500

				15,425	15,425
Subtotal Affiliate Investments				459,715	485,405
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	4 Contracts Notional Amounts Totaling $208,060		$—	830
	Interest Rate Swaption – Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $7,093		—	208
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $26,992		—	302

Subtotal Interest Rate Derivative Agreements				—	1,340
Total Investment Assets				$4,040,689	$4,042,635
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	34 Contracts Notional Amounts Totaling $819,721		$—	$(15,042)
	Interest Rate Swap – Pay Floating/ Receive Floating	6 Contracts Notional Amounts Totaling $111,404		—	(215)
Total Investment Liabilities				$—	$(15,257)

(1)	Non-income producing.
(2)	Public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06) Common Stock Warrants (2,004 shares)(1)	$10,000	$9,749 534	$9,786 1,660

				10,283	11,446
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		246	—
Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)		124	951
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (10.8%, Due 9/10) Subordinated Debt (16.0%, Due 9/11 – 9/12)	15,000 50,456	14,820 49,840	14,820 49,840

				64,660	64,660
BBB Industries, LLC	Auto Components	Senior Debt (10.4%, Due 11/09 – 5/11) Subordinated Debt (17.5%, Due 11/11)	26,500 5,013	26,070 4,939	26,070 4,939

				31,009	31,009
BC Natural Foods LLC	Food Products	Senior Debt (10.4%, Due 9/07) Subordinated Debt (16.5%, Due 1/08 – 7/09)	4,800 30,460	4,786 28,490	4,786 28,490
		Common Membership Warrants (15.2% membership interest)(1)		3,331	8,658

				36,607	41,934
BLI Holdings Corp.	Personal Products	Subordinated Debt (16.5%, Due 10/10)(6)	17,655	17,326	3,342
Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.4%, Due 9/12 – 8/13)	12,643	12,494	12,494
Bumble Bee Seafoods, L.P.	Food Products	Partnership Units (465 units)(1)		465	2,487
CamelBak Products, LLC	Leisure Equipment & Products	Subordinated Debt (14.8%, Due 11/10)	39,239	38,797	38,797
Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.8%, Due 3/10) Common Stock Warrants (197,322 shares)(1)	25,157	21,575 5,418	21,666 3,812
		Common Stock (11,850 shares)(1)		—	—
		Redeemable Preferred Stock (11,850 shares)(1)		441	141

				27,434	25,619
CIVCO Holding, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.1%, Due 7/10 – 7/11)	27,494	24,413	24,413
		Common Stock (210,820 shares)(1)		2,127	1,491
		Common Stock Warrants (609,060 shares)(1)		2,934	4,307

				29,474	30,211
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10) Common Stock Warrants (6,828 shares)(1)	15,459	14,774 695	14,774 695

				15,469	15,469
Corrpro Companies, Inc.(2)	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11) Common Stock Warrants (5,799,187 shares)(1)	14,000	11,076 3,865	11,076 3,865
		Redeemable Preferred Stock (2,000 shares)		1,282	1,282

				16,223	16,223

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Directed Electronics, Inc.	Household Durables	Subordinated Debt (11.1%, Due 6/11 – 6/12)	74,000	73,128	73,128
Dynisco Parent, Inc.	Electronic Equipment & Instruments	Subordinated Debt (12.6%, Due 10/11) Common Stock (10,000 shares)(1) Common Stock Warrants (2,115 shares)(1)	27,709	27,119 1,000 210	27,119 1,000 210

				28,329	28,329
Erickson Construction, LLC	Building Products	Senior Debt (9.3%, Due 9/09)	40,000	39,527	39,527
Euro-Pro Operating LLC	Household Durables	Senior Debt (15.0%, Due 9/08)	40,000	39,840	39,840
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11) Common Stock Warrants (122,397 shares)(1)	14,361	14,169 122	14,169 122

				14,291	14,291
HMS Healthcare, Inc.	Health Care Providers & Services	Subordinated Debt (14.6%, Due 7/11 – 7/12) Common Stock (263,620 shares)(1)	40,980	40,386 264	40,386 2,474
		Redeemable Preferred Stock (263,620 shares)		2,839	2,839
		Common Stock Warrants (96,578 shares)(1)		97	906

				43,586	46,605
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12) Redeemable Preferred Stock (5,000 shares)	29,956	29,592 5,375	29,592 5,375

				34,967	34,967
HP Evenflo Acquisition Co.	Household Products	Senior Debt (10.7%, Due 8/10) Common Stock (250,000 shares)(1)	23,000	22,727 2,500	22,727 2,500

				25,227	25,227
Interior Specialist, Inc	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 9/10)	13,200	13,047	13,047
IST Acquisitions, Inc.	Electrical Equipment	Senior Debt (9.6%, Due 5/05 – 10/11) Subordinated Debt (14.0%, Due 5/11 – 5/12) Common Stock (10,000 shares)(1) Redeemable Preferred Stock (22,000 shares) Common Stock Warrants (83,458 shares)(1)	15,200 8,858	15,031 8,572 1,000 14,924 8,346	15,031 8,572 1,000 14,924 8,346

				47,873	47,873
JAG Industries, Inc.	Metals & Mining	Subordinated Debt (0.0%, Due 10/18)(1)	1,954	1,358	61
Kelly Aerospace, Inc.	Aerospace & Defense	Subordinated Debt (13.5%, Due 2/09) Common Stock Warrants (250 shares)(1)	10,000	9,286 1,588	9,286 2,219

				10,874	11,505
Mobile Tool International, Inc.	Machinery	Subordinated Debt (9.2%, Due 4/06)(6)	1,068	1,068	115
Montana Silversmiths, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (8.8%, Due 10/06 – 10/11) Subordinated Debt (14.0%, Due 10/12)	11,234 11,043	11,027 10,880	11,027 10,880

				21,907	21,907
MP TotalCare, Inc.	Healthcare Equipment & Supplies	Senior Debt (12.8%, Due 10/10)	15,000	14,835	14,835

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10) Common Stock Warrants (247,368 shares)(1)	9,506	8,400 1,232	8,400 2,333

				9,632	10,733
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants (405,326 shares)(1) Convertible Preferred Stock (155,280 shares)(1)		612 1,319	— 300

				1,931	300
Pelican Products, Inc.	Containers & Packaging	Senior Debt (9.5%, Due 10/11)	15,000	14,778	14,778
Phillips & Temro Holdings LLC	Auto Components	Senior Debt (8.8%, Due 12/09 – 12/11) Subordinated Debt (15.0%, Due 11/09 – 12/12)	23,955 15,000	23,461 14,775	23,461 14,775

				38,236	38,236
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2,577	14,501
Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)	25,893	25,578	25,578
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (10.6%, Due 6/05 – 6/10) Subordinated Debt (14.4%, Due 6/11 – 6/12) Convertible Preferred Stock (3,000 shares) Redeemable Preferred Stock (11,000 shares) Convertible Preferred Stock Warrants (50,175 shares)(1)	4,804 12,130	4,731 11,855 303 6,594 5,028	4,731 11,855 303 6,594 5,028

				28,511	28,511
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)		6,582	6,203
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)	10,520	9,916	9,916
		Common Stock Warrants (5,187 shares)(1)		489	489

				10,405	10,405
Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (9.7%, Due 8/09 – 8/11) Common Stock (50,000 shares)(1)	31,788	31,406 500	31,406 500

				31,906	31,906
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (8.2%, Due 8/09) Subordinated Debt (15.9%, Due 8/12)	9,950 12,408	9,799 12,258	9,799 12,258

				22,057	22,057
Stravina Operating Company, LLC	Personal Products	Senior Subordinated Debt (17.0%, Due 5/10)	20,323	20,259	20,259
		Junior Subordinated Debt (18.5%, Due 8/11)(6)	8,080	7,820	7,643
		Common Stock (1,000 shares)(1)		1,000	—

				29,079	27,902

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Supreme Corq Holdings, LLC	Household Products	Senior Debt (5.9%, Due 6/09 – 6/10) Subordinated Debt (12.0%, Due 6/12) Common Membership Warrants (3,359 units)(1)	2,229 5,000	2,095 4,577 381	2,095 4,577 381

				7,053	7,053
Technical Concepts Holdings, LLC	Building Products	Senior Debt (8.3%, Due 2/08 – 2/10) Subordinated Debt (12.3%, Due 2/11 – 2/12) Common Membership Warrants (792,149 units)(1)	15,615 15,000	15,563 13,460 1,703	15,563 13,460 1,703

				30,726	30,726
The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (9.6%, Due 5/10) Subordinated Debt (14.5%, Due 5/12)	17,413 12,706	17,145 12,540	17,145 12,540

				29,685	29,685
The Lion Brewery, Inc.	Beverages	Subordinated Debt (9.8%, Due 1/09) Common Stock Warrants (540,000 shares)(1)	6,600	6,169 675	6,215 4,381

				6,844	10,596
The Tensar Corporation	Construction & Engineering	Subordinated Debt (15.0%, Due 6/11) Common Stock (122,301 shares)(1) Common Stock Warrants (403,770 shares)(1) Redeemable Preferred Stock (53,490 shares)	24,040	23,680 243 6,006 904	23,680 1,351 4,459 904

				30,833	30,394
ThreeSixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (10.3%, Due 9/08) Common equity(1)	9,229	9,229 4,093	9,229 —

				13,322	9,229
T-NETIX, Inc.	Diversified Telecommunication Services	Common Stock (17,544 shares)(1)		1,000	1,000
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (9.6%, Due 3/11) Subordinated Debt (15.0%, Due 4/12)	13,000 15,951	12,881 15,772	12,881 15,772

				28,653	28,653
UAV Corporation	Leisure Equipment & Products	Subordinated Debt (16.3%, Due 5/10)	14,792	14,746	14,746
Valley Proteins, Inc.	Food Products	Subordinated Debt (11.3%, Due 6/11)	10,000	9,881	9,881
Vigo Remittance Corp.	Diversified Financial Services	Common Stock Warrants (50,000 shares)(1)		1,213	1,396
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10) Common Stock Warrants (4,284 shares)(1)	10,381	9,958 462	9,958 462

				10,420	10,420
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.8%, Due 12/06 – 12/07) Common Membership Warrants (1,832 units)(1)	10,000	8,670 2,246	6,891 892

				10,916	7,783
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (17.3%, Due 6/10)	7,712	7,678	7,678

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
WIL Research Holding Company, Inc.	Biotechnology	Subordinated Debt (14.3%, Due 9/11)	15,126	14,941	14,941
		Redeemable Preferred Stock (5,000,000 shares)		5,204	5,204
		Convertible Preferred Stock (1,000,000 shares)		1,012	1,012

				21,157	21,157
Subtotal Non-Control / Non-Affiliate Investments				1,155,867	1,157,406

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Senior Debt (12.3%, Due 3/10)	9,000	8,901	8,901
		Subordinated Debt (16.0%, Due 11/10 – 11/11)	29,656	29,311	29,311
		Common Stock (855 shares)(1)		27,246	42,046

				65,458	80,258
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		26,617	26,617
ACS PTI, Inc.	Auto Components	Common Stock (1,000 shares)(1)		348	2,239
Aeriform Corporation	Chemicals	Senior Debt (7.8%, Due 6/08)	21,712	21,704	21,704
		Senior Subordinated Debt (14.0%, Due 5/09)	429	429	429
		Junior Subordinated Debt (0.0%, Due 5/09)(6)	46,154	34,959	1,130
		Common Stock Warrants (2,419,483 shares)(1)		4,360	—
		Redeemable Preferred Stock (10 shares)(1)		118	—

				61,570	23,263
American Decorative Surfaces International, Inc.	Building Products	Senior Debt (6.7%, Due 5/05)	1,000	1,000	1,000
		Subordinated Debt (7.0%, Due 5/11 – 5/12)(6)	17,327	16,727	7,661
		Common Stock (1 share)(1)		10,543	—
		Common Stock Warrants (94,868 shares)(1)		—	—
		Convertible Preferred Stock (100,000 shares)(1)		13,674	—

				41,944	8,661
ASC Industries, Inc	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11)	20,500	18,336	18,336
		Common Stock Warrants (74,888 shares)(1)		6,531	23,401
		Redeemable Preferred Stock (72,000 shares)		4,500	4,500

				29,367	46,237
Automatic Bar Controls, Inc.	Commercial Services & Supplies	Senior Debt (10.5%, Due 6/07) Subordinated Debt (17.1%, Due 6/09) Common Stock (595,364 shares)(1) Common Stock Warrants (15,459 shares)(1)	11,067 14,733	11,031 14,524 7,000 182	11,031 14,524 20,725 519

				32,737	46,799

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (9.3%, Due 12/07) Subordinated Debt (14.0%, Due 3/09) Subordinated Debt (14.0%, Due 3/09)(6)	5,251 6,000 19,334	5,251 5,409 12,452	5,251 5,448 3,998
		Common Stock Warrants (4,268,905 shares)(1)		2,599	—
		Convertible Preferred Stock (13,301,300 shares)(1)		2,732	—

				28,443	14,697
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14) Common Stock (100 shares)(1)	3,470	2,824 483	2,824 476

				3,307	3,300
Bridgeport International, LLC(3)	Machinery	Senior Debt (8.3%, Due 9/07) Common Stock (2,000,000 shares)(1) Convertible Preferred Stock (5,000,000 shares)(1)	12,618	8,812 2,000 5,000	8,812 — 1,767

				15,812	10,579
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1,492	400
Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt (6.2%, Due 9/07) Subordinated Debt (13.0%, Due 10/05)	18,320 7,204	9,966 6,955	18,320 5,466
		Subordinated Debt (25.0%, Due 5/10 – 12/15)(6)	7,504	5,471	—
		Redeemable Preferred Stock (7,200 shares)(1)		6,896	—
		Convertible Preferred Stock (765 shares)(1)		3,529	—
		Common Stock Warrants (7,764 shares)(1)		—	—
		Common Stock (1 share)(1)		2,700	546

				35,517	24,332
Consolidated Utility Services, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 5/10) Common Stock (39,406 shares)(1) Redeemable Preferred Stock (2,425,000 shares)	3,010	2,965 — 2,425	2,965 — 2,425

				5,390	5,390
Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt (14.3%, Due 9/11 – 9/12)	14,724	13,810	13,810
		Redeemable Preferred Stock (252,020 shares)		16,307	16,307
		Common Stock Warrants (111,965 shares)(1)		11,197	11,197
		Common Stock (65,000 shares)(1)		6,500	6,500

				47,814	47,814
Cycle Gear, Inc.	Specialty Retail	Senior Debt (10.1%, Due 9/05) Subordinated Debt (11.0%, Due 9/06) Common Stock Warrants (104,439 shares)(1) Redeemable Preferred Stock (57,361 shares)	145 12,995	145 12,535 973 3,082	145 12,574 4,112 3,082

				16,735	19,913
DanChem Technologies, Inc.	Chemicals	Senior Debt (8.4%, Due 2/08 – 12/10) Subordinated Debt (12.0%, Due 2/09) Common Stock (427,719 shares)(1)	11,929 7,000	11,929 6,191 2,500	11,929 6,191 348
		Redeemable Preferred Stock (5,249 shares)(1)		4,155	4,155
		Common Stock Warrants (401,622 shares)(1)		2,221	1,706

				26,996	24,329

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Dosimetry Acquisitions (U.S.), Inc. (3)	Electrical Equipment	Senior Debt (8.3%, Due 6/05 – 6/10) Subordinated Debt (15.1%, Due 6/11) Common Stock (10,000 shares)(1) Common Stock Warrants (73,333 shares)(1) Redeemable Preferred Stock (16,900 shares)	30,870 17,336	30,530 17,131 1,769 12,775 12,510	30,530 17,131 1,769 12,775 12,510

				74,715	74,715
eLynx Holdings, Inc.	IT Services	Senior Debt (9.3%, Due 12/07 – 12/09)	10,353	10,175	10,175
		Subordinated Debt (15.0%, Due 12/10 – 12/11)	8,509	8,382	8,382
		Common Stock (9,326 shares)(1)		933	933
		Redeemable Preferred Stock (17,488 shares)		6,676	6,676
		Common Stock Warrants (108,735 shares)(1)		10,874	10,874

				37,040	37,040
Escort Inc.	Household Durables	Senior Debt (14.2%, Due 7/09)	5,750	5,728	5,728
		Subordinated Debt (12.4%, Due 7/11 – 7/12)	21,648	17,688	17,688
		Redeemable Preferred Stock (90,000 shares)		4,868	4,868
		Common Stock Warrants (175,562 shares)(1)		8,783	37,697

				37,067	65,981
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (7.3%, Due 5/05 – 3/08)	8,622	8,582	8,622
		Subordinated Debt (11.0%, Due 3/08)	7,766	7,686	7,697
		Common Stock Warrants (31,897 shares)(1)		1,110	69
		Convertible Preferred Stock (258,618 shares)(1)		4,302	334

				21,680	16,722
European Touch LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06) Subordinated Debt (12.4%, Due 11/06) Common Stock (2,895 shares)(1) Redeemable Preferred Stock (450 shares) Common Stock Warrants (7,105 shares)(1)	3,436 15,342	3,418 13,181 1,500 515 3,683	3,418 13,181 4,525 515 11,862

				22,297	33,501
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (15.7%, Due 11/09)	4,500	4,452	4,452
		Subordinated Debt (14.9%, Due 11/10 – 11/11)	11,195	11,070	11,070
		Common Stock (970,583 shares)(1)		9,706	14,658
		Redeemable Preferred Stock (145,000 shares)		9,886	9,886

				35,114	40,066
Future Food, Inc.	Food Products	Senior Debt (10.2%, Due 7/10) Subordinated Debt (12.4%, Due 7/11 – 7/12) Common Stock (92,738 shares)(1) Common Stock Warrants (6,500 shares)(1)	9,967 14,000	9,849 12,577 18,500 1,297	9,849 12,577 18,500 1,297

				42,223	42,223
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Senior Debt (10.6%, Due 11/11) Subordinated Debt (16.0%, Due 9/09 – 9/10) Common Stock (14,140 shares)(1) Redeemable Preferred Stock (16,160 shares) Common Stock Warrants (71,557 shares)(1)	4,000 17,757	3,941 17,680 1,414 10,711 7,132	3,941 17,680 1,414 10,711 7,132

				40,878	40,878

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Halex Holdings, Inc.	Construction Materials	Senior Debt (10.6%, Due 7/08 – 10/08) Subordinated Debt (17.1%, Due 8/10) Common Stock (163,083 shares)(1) Redeemable Preferred Stock (1,000 shares) Convertible Preferred Stock (145,996 shares)	16,300 28,210	15,925 28,035 6,784 13,931 1,771	15,925 28,035 6,784 13,931 7,956

				66,446	72,631
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt (8.4%, Due 5/05) Subordinated Debt (14.5%, Due 5/10) Common Membership Warrants (41.7% membership interest)(1)	11,804 14,656	11,180 13,257 3,572	11,180 13,257 1,527

				28,009	25,964
Hospitality Mints, Inc.	Food Products	Senior Debt (10.2%, Due 11/10)	7,494	7,383	7,383
		Subordinated Debt (12.4%, Due 11/11 – 11/12)	18,500	18,173	18,173
		Convertible Preferred Stock (95,198 shares)		20,586	20,586
		Common Stock Warrants (86,817 shares)(1)		54	54

				46,196	46,196
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08) Common Stock (426,205 shares)(1)	16,288	15,604 4,760	15,694 —
		Redeemable Preferred Stock (23,803 shares)(1)		18,864	16,040
		Common Stock Warrants (530,000 shares)(1)		5,918	711

				45,146	32,445
Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11)	21,766	21,522	21,522
		Common Stock (8,750 shares)(1)		3,500	8,305
		Redeemable Preferred Stock (1,000 shares)(1)		7,000	7,000
		Convertible Preferred Stock (8,750 shares)(1)		3,500	8,305

				35,522	45,132
KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 – 2/12) Common Stock (1,551,000 shares)(1) Redeemable Preferred Stock (13,950 shares)	21,822	21,574 1,550 14,981	21,574 53,499 14,981

				38,105	90,054
KIC Holdings, Inc. (formerly ACAS Holdings (Inca), Inc.)	Building Products	Senior Debt (12.5%, Due 9/07) Subordinated Debt (12.0%, Due 9/08)	5,531 11,649	5,494 11,649	5,494 11,649
		Redeemable Preferred Stock (30,087 shares)(1)		29,661	3,338
		Common Stock (3,761 shares)(1)		5,100	—
		Common Stock Warrants (156,613 shares)(1)		3,060	446

				54,964	20,927
Life-Like Holdings, Inc.	Leisure Equipment & Products	Senior Debt (7.1%, Due 6/07 – 6/10) Subordinated Debt (14.2%, Due 6/11 – 6/12) Common Stock (20,000 shares)(1) Redeemable Preferred Stock (8,800 shares) Common Stock Warrants (41,164 shares)(1)	34,373 21,768	33,947 21,352 2,000 5,231 4,116	33,947 21,352 2,000 5,231 4,116

				66,646	66,646

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Logex Corporation	Road & Rail	Senior Subordinated Debt (12.0%, Due 7/08)	20,389	18,689	18,689
		Junior Subordinated Debt (14.0%, Due 7/08)(6)	5,683	4,755	4,132
		Common Stock Warrants (137,839 shares)(1)		7,454	—
		Redeemable Preferred Stock (695 shares)(1)		3,930	—

				34,828	22,821
MBT International, Inc.	Distributors	Subordinated Debt (11.7%, Due 7/05 – 5/09)	19,631	16,246	16,246
		Common Stock (1,887,834 shares)(1)		1,233	—
		Common Stock Warrants (21,314,448 shares)(1)		5,254	3,350
		Redeemable Preferred Stock (2,250,000 shares)(1)		1,228	—

				23,961	19,596
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06) Common Membership Warrants (50,128 units)(1)	12,800	11,876 2,038	11,876 46,419

				13,914	58,295
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.0%, Due 6/06 – 8/23) Subordinated Debt (8.0%, Due 7/13) Common Stock (771,839 shares)(1)	59,476 541	58,493 60 95	58,524 541 2,234

				58,648	61,299
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.0%, Due 12/08 – 12/09)	34,491	28,411	28,543
		Common Stock (100 shares)(1)		—	—
		Convertible Preferred Stock (32,043 shares)(1)		11,500	7,910

				39,911	36,453
nSpired Holdings, Inc.	Food Products	Senior Debt (7.4%, Due 12/08 – 12/09) Subordinated Debt (18.0%, Due 8/07) Common Stock (169,018 shares)(1) Redeemable Preferred Stock (25,500 shares)(1)	19,584 9,355	19,359 9,263 5,000 25,500	19,359 9,263 — 17,784

				59,122	46,406
Optima Bus Corporation	Machinery	Senior Debt (7.3%, Due 6/06 – 1/08)	3,734	3,734	3,734
		Subordinated Debt (10.0%, Due 5/11)(6)	6,000	5,103	4,313
		Common Stock (20,464 shares)(1)		1,896	—
		Convertible Preferred Stock (2,751,743 shares)(1)		24,625	—
		Common Stock Warrants (43,150 shares)(1)		4,041	—

				39,399	8,047
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10) Common Stock (341,222 shares)(1)	4,632	4,632 1,089	4,632 1,854

				5,721	6,486
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (9.5%, Due 12/09 – 6/11) Subordinated Debt (15.5%, Due 12/12) Common Stock (98,799 shares)(1)	40,950 22,020	40,263 21,690 20,562	40,263 21,690 20,562

				82,515	82,515

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Precitech, Inc.	Machinery	Senior Debt (9.3%, Due 12/09 – 12/10) Senior Subordinated Debt (16.0%,	4,572	4,553	4,553
		Due 12/11)	2,000	2,000	2,000
		Junior Subordinated Debt (17.0%
		Due 12/12)(6)	6,003	5,073	1,092
		Redeemable Preferred Stock
		(35,807 shares)(1)		7,186	—
		Common Stock (22,040 shares)(1)		2,204	—
		Common Stock Warrants (22,783)(1)		2,278	—

				23,294	7,645
Roadrunner Freight Systems, Inc.	Road & Rail	Subordinated Debt (15.5%, Due 7/09 – 7/10)	5,247	4,334	4,334
		Common Stock (309,361 shares)(1)		13,550	23,035
		Common Stock Warrants
		(65,000 shares)(1)		2,840	4,602

				20,724	31,971
Specialty Brands of America, Inc.	Food Products	Senior Debt (8.2%, Due 12/05 – 12/09) Subordinated Debt (15.4%,	11,448	11,340	11,340
		Due 9/08 – 12/11)	16,121	15,942	15,942
		Redeemable Preferred Stock
		(209,303 shares)		12,892	12,892
		Common Stock (33,916 shares)(1)		3,392	3,392
		Common Stock Warrants
		(97,464 shares)(1)		9,746	9,746

				53,312	53,312
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)(6)	6,200	4,996	4,996
		Common Stock (4,735,000 shares)(1)		19,076	97
		Common Stock Warrants (465,000 shares)(1)		2,869	—

				26,941	5,093
Weber Nickel Technologies, Ltd.(3)	Machinery	Subordinated Debt (16.7%, Due 9/12)	10,920	10,760	10,760
		Common Stock (44,834 shares)(1)		1,171	1,171
		Redeemable Preferred Stock (14,796 shares)		12,070	12,070

				24,001	24,001
WWC Acquisitions, Inc	Commercial Services & Supplies	Senior Debt (9.4%, Due 12/07 – 12/11) Subordinated Debt (14.2%,	11,500	11,268	11,268
		Due 12/12 – 12/13)	22,011	21,681	21,681
		Common Stock (4,826,476 shares)(1)		21,237	21,237

				54,186	54,186
Subtotal Control Investments				1,692,072	1,654,075

AFFILIATE INVESTMENTS
Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (8.1%, Due 12/09 – 12/10) Subordinated Debt (15.5%, Due 12/12) Common Stock (281,534 shares)(1) Common Stock Warrants (48 shares)(1)	48,000 27,000	47,242 26,595 — —	47,242 26,595 4,407 1,584

				73,837	79,828

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.3%, Due 11/11) Common Stock (447,285 shares)(1) Convertible Preferred Stock (447,285 shares) Common Stock Warrants (132,957 shares)(1)	70,129	67,608 45 10,737 1,674	67,608 2,821 13,559 1,708

				80,064	85,696
FMI Holdco I, LLC	Road & Rail	Senior Debt (9.8%, Due 4/05 – 4/08) Subordinated Debt (13.0%, Due 4/10) Common units (589,373 units)(1) Preferred units (273,224 units)(1)	18,259 13,545	18,183 12,435 2,683 1,567	18,183 12,435 1,306 1,300

				34,868	33,224
Futurelogic Group, Inc.	Computers & Peripherals	Senior Debt (10.4%, Due 12/07) Subordinated Debt (13.9%,	14,000	13,811	13,811
		Due 12/10 – 6/11)	13,646	13,604	13,604
		Common Stock (20,000 shares)(1)		20	2,565
		Common Stock Warrants (10,425 shares)(1)		—	1,337

				27,435	31,317
Marcal Paper Mills, Inc.	Household Products	Senior Debt (15.8%, Due 12/06) Subordinated Debt (20.5%, Due 12/09) Common Stock Warrants(1) Common Stock (209,254 shares)(1)	22,852 27,294	22,837 22,786 5,001 —	22,837 22,786 4,773 —

				50,624	50,396
Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1,500	2,262
Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12) Preferred Units (900 units)(1) Common Units (100,000 units)(1) Common Membership Warrants (41,360 units)(1)	8,655	8,507 900 100 41	8,507 900 100 41

				9,548	9,548
NWCC Acquisition, LLC	Containers & Packaging	Subordinated Debt (15.0%, Due 11/10) Common Units (320,924 units)(1) Redeemable Preferred Units (2,763,846 units)(1)	10,221	9,743 291 2,764	9,743 24 2,335

				12,798	12,102
PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)		1,052	5,192
Qualitor Component Holdings, LLC.	Auto Components	Subordinated Debt (15.0%, Due 12/12) Common Units (500,000 units)(1) Preferred Units (4,500,000 units)(1)	28,024	27,604 500 4,510	27,604 500 4,510

				32,614	32,614
Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)		3,044	4,501
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (13.4%, Due 12/10) Subordinated Debt (14.5%, Due 12/11) Partnership Units (144,552 units)(1) Preferred Partnership Units (57,143 units)(1)	8,939 8,947	8,805 8,431 1,253 754	8,805 8,431 1,253 754

				19,243	19,243

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
The Hygenic Corporation	Health Care Equipment & Supplies	Subordinated Debt (15.5%, Due 1/12) Common Stock (200,000 shares)(1) Redeemable Preferred Stock (9,000 shares)	10,590	10,468 1,000 9,660	10,468 1,000 9,660

				21,128	21,128
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.0%, Due 12/05 – 6/07) Common Stock (131,399 shares)(1) Redeemable Preferred Stock (131,399 shares)	16,150	16,088 13 4,454	16,088 936 4,454

				20,555	21,478
Subtotal Affiliate Investments				388,310	408,529
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	4 Contracts Notional Amounts Totaling $217,000		—	1,011
	Interest Rate Swaption – Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $7,093		—	200
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $28,703		—	467

Subtotal Interest Rate Derivative Agreements				—	1,678
Total Investment Assets				$3,236,249	$3,221,688
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	30 Contracts Notional Amounts Totaling $802,956		$—	$(17,008)
	Interest Rate Swap – Pay Floating/ Receive Floating	7 Contracts Notional Amounts Totaling $135,103		—	(388)
Total Investment Liabilities				$—	$(17,396)

(1)	Non-income producing.
(2)	Public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2005	2004
Operations:
Net operating income	$137,361	$100,493
Net realized gain (loss) on investments	35,022	(55,660)
Net unrealized appreciation of investments	18,646	78,669

Net increase in net assets resulting from operations	191,029	123,502

Shareholder distributions:
Common stock dividends	(135,796)	(95,221)

Net decrease in net assets resulting from shareholder distributions	(135,796)	(95,221)

Capital share transactions:
Issuance of common stock	237,841	250,589
Issuance of common stock under stock option plans	24,696	28,890
Issuance of common stock under dividend reinvestment plan	8,755	367
Issuance of non-recourse notes receivable to purchase common stock	(7,075)	—
Decrease in notes receivable from sale of common stock	166	599
Stock-based compensation	6,344	3,280
Income tax deduction related to exercise of stock options	—	1,538

Net increase in net assets resulting from capital share transactions	270,727	285,263

Total increase in net assets	325,960	313,544
Net assets at beginning of period	1,872,426	1,175,915

Net assets at end of period	$2,198,386	$1,489,459

Net asset value per common share	$22.43	$19.41

Common shares oustanding at end of period	98,012	76,726

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Operating activities:
Net increase in net assets resulting from operations	$191,029	$123,502
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized appreciation of investments	(18,646)	(78,669)
Net realized (gain) loss on investments	(35,022)	55,660
Accretion of loan discounts	(6,301)	(6,026)
Increase in accrued payment-in-kind dividends and interest	(34,162)	(20,494)
Collection of loan origination fee discounts	12,593	6,284
Amortization of deferred finance costs and debt discount	4,251	3,314
Stock-based compensation	6,344	3,280
Depreciation of property and equipment	900	706
Increase in interest receivable	(5,070)	(2,713)
Decrease (increase) in other assets	2,693	(1,147)
Increase (decrease) in other liabilities	8,857	(2,017)

Net cash provided by operating activities	127,466	81,680

Investing activities:
Purchases of investments	(1,212,449)	(732,172)
Principal repayments	285,128	209,058
Proceeds from sale of senior debt investments	90,055	84,573
Collection of payment-in-kind notes	6,022	1,243
Collection of accreted loan discounts	1,977	5,541
Collection of payment-in-kind dividends	803	—
Proceeds from sale of equity investments	91,559	14,058
Purchase of government securities	(99,938)	(99,983)
Sale of government securities	99,938	—
Interest rate derivative periodic payments	(5,456)	(8,183)
Capital expenditures of property and equipment	(2,736)	(1,174)
Repayments of employee notes receivable issued in exchange for common stock	166	599

Net cash used in investing activities	(744,931)	(526,440)

Financing activities:
Draws on revolving credit facilities, net	512,183	322,250
Repayments of notes payable	(118,781)	(206,139)
Proceeds from repurchase agreements, net	43,307	174,855
Increase in deferred financing costs	(3,375)	(4,207)
Decrease (increase) in debt service escrows	36,083	(15,547)
Issuance of common stock	262,537	279,479
Issuance of non-recourse notes to purchase common stock	(7,075)	—
Distributions paid	(62,227)	(50,335)

Net cash provided by financing activities	662,652	500,356

Net increase in cash and cash equivalents	45,187	55,596
Cash and cash equivalents at beginning of period	58,367	8,020

Cash and cash equivalents at end of period	$103,554	$63,616

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$8,755	$367

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in thousands, except per share data)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Per Share Data:
Net asset value at beginning of the period	$21.11	$17.83

Net operating income(1)	1.50	1.45
Net realized gain (loss) on investments(1)	0.38	(0.80)
Net unrealized appreciation on investments(1)	0.20	1.13

Net increase net assets resulting from operations(1)	2.08	1.78
Issuance of common stock	0.69	1.14
Effect of antidilution(2)	0.03	0.06
Distribution of net investment income	(1.48)	(1.40)

Net asset value at end of period	$22.43	$19.41

Ratio/Supplemental Data:
Per share market value at end of period	$36.11	$28.02
Total return (loss)(3)	13.4%	(1.4)%
Shares outstanding at end of period	98,012	76,726
Net assets at end of period	$2,198,386	$1,489,459
Average net assets	$2,019,322	$1,332,687
Average debt outstanding	$1,674,800	$847,500
Average debt per common share(1)	$18.26	$12.19
Ratio of operating expenses, net of interest expense, to average net assets(4)	2.77%	2.18%
Ratio of interest expense to average net assets	1.95%	0.94%

Ratio of operating expenses to average net assets(4)	4.72%	3.12%
Ratio of net operating income to average net assets	6.80%	7.54%

(1)	Weighted average basic per share data.
(2)	Represents the antidilutive impact of (i) the other components in the changes in net assets and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 5% discount on shares purchased through the reinvested dividends effective for dividends paid on or after January 18, 2005.
(4)	Includes provision for income taxes.

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

We are the parent and sole shareholder of American Capital Financial Services, Inc. (“ACFS”), a company incorporated in Delaware, and through ACFS provide financial advisory services to businesses, principally our portfolio companies. We are also the parent and sole shareholder of European Capital Financial Services (Guernsey) Limited (“ECFS”), a company incorporated in Guernsey, that provides financial advisory services to European portfolio companies. ECFS has not yet started principal operations. We are headquartered in Bethesda, Maryland, and have offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, Dallas, London and Paris. Substantially all of our investments and business activities result from portfolio companies operating primarily in the United States.

Note 3. Consolidation

Under the investment company rules and regulations, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Our consolidated financial statements include the accounts of ACFS and ECFS.

Note 4. Investments

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers and the value of recent investments in the equity securities of the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equals the face value of the debt security.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of June 30, 2005 and December 31, 2004, the percentage of investments that were not publicly traded or for which we have various degrees of trading restrictions and therefore the fair value was determined in good faith by our Board of Directors were 100% in both periods, respectfully.

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

Investments consist of securities issued by publicly- and privately-held companies, which have been valued at $4,041,295, excluding interest rate derivative agreements, as of June 30, 2005. These securities consist of senior debt, subordinated debt, equity warrants, preferred equity securities and common equity securities. Our debt securities are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. We also make investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity, and preferred equity and are identified in the accompanying consolidated schedule of investments. At June 30, 2005, loans on non-accrual status were $115,397, calculated as the cost basis plus unamortized OID. At June 30, 2005, loans, excluding loans on non-accrual status, with a balance of $21,951 were greater than three months past due. At December 31, 2004, loans on non-accrual status were $87,324. At December 31, 2004, loans, excluding loans on non-accrual status, with a balance of $14,985 were greater than three months past due.

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

Summaries of the composition of our investment portfolio as of June 30, 2005 and December 31, 2004 at cost and fair value are shown in the following table:

	June 30, 2005	December 31, 2004
COST
Senior debt	29.6%	25.9%
Subordinated debt	43.4%	47.7%
Preferred equity	14.3%	12.4%
Equity warrants	5.0%	5.8%
Common equity	7.7%	8.2%

	June 30, 2005	December 31, 2004
FAIR VALUE
Senior debt	29.8%	26.3%
Subordinated debt	40.9%	45.5%
Preferred equity	11.4%	9.4%
Equity warrants	7.4%	8.5%
Common equity	10.5%	10.3%

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value:

	June 30, 2005	December 31, 2004
COST
Commercial Services & Supplies	11.2%	14.3%
Food Products	8.0%	8.3%
Electrical Equipment	6.4%	7.0%
Building Products	6.1%	6.9%
Auto Components	6.1%	6.1%
Healthcare Equipment & Supplies	5.2%	6.0%
Household Durables	4.7%	4.6%
Electronic Equipment & Instruments	4.6%	2.9%
Machinery	4.4%	5.5%
Internet & Catalog Retail	4.3%	0.0%
Leisure Equipment & Products	4.1%	5.1%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	June 30, 2005	December 31, 2004
Textiles, Apparel & Luxury Goods	4.0%	3.5%
Health Care Providers & Services	3.6%	2.9%
Chemicals	3.2%	3.9%
Construction & Engineering	3.0%	3.7%
Containers & Packaging	2.6%	0.9%
Computers & Peripherals	2.6%	0.8%
Personal Products	2.2%	1.4%
Road & Rail	2.2%	3.6%
Household Products	2.1%	2.6%
Construction Materials	1.8%	2.1%
Distributors	1.7%	1.4%
Diversified Financial Services	1.7%	1.7%
IT Services	1.6%	1.1%
Aerospace & Defense	1.4%	2.1%
Software	0.6%	0.0%
Biotechnology	0.5%	0.7%
Specialty Retail	0.0%	0.5%
Other	0.1%	0.4%

	June 30, 2005	December 31, 2004
FAIR VALUE
Commercial Services & Supplies	12.8%	16.6%
Food Products	7.3%	8.0%
Auto Components	6.8%	7.0%
Electrical Equipment	6.3%	6.9%
Household Durables	5.9%	5.5%
Health Care Equipment & Supplies	5.5%	6.2%
Electronic Equipment & Instruments	5.2%	3.4%
Building Products	4.4%	5.1%
Internet & Catalog Retail	4.3%	0.0%
Textiles, Apparel & Luxury Goods	4.1%	3.5%
Leisure Equipment & Products	4.0%	4.8%
Health Care Providers & Services	3.6%	2.6%
Chemicals	3.4%	4.3%
Construction & Engineering	3.3%	3.6%
Machinery	3.0%	3.6%
Computers & Peripherals	2.7%	1.0%
Containers & Packaging	2.6%	0.8%
Household Products	2.2%	2.6%
Construction Materials	1.8%	2.3%
Diversified Financial Services	1.8%	1.7%
Road & Rail	1.7%	2.9%
Distributors	1.6%	1.3%
IT Services	1.6%	1.2%
Personal Products	1.4%	1.0%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	June 30, 2005	December 31, 2004
Aerospace & Defense	1.4%	2.3%
Software	0.6%	0.0%
Biotechnology	0.5%	0.7%
Specialty Retail	0.0%	0.6%
Other	0.2%	0.5%

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2005	December 31, 2004
COST
Mid-Atlantic	19.3%	20.3%
Southwest	25.2%	28.2%
Southeast	12.5%	14.2%
North-Central	13.5%	12.8%
South-Central	7.4%	9.6%
Northwest	1.0%	0.9%
Northeast	16.7%	9.2%
International	4.4%	4.8%

	June 30, 2005	December 31, 2004
FAIR VALUE
Mid-Atlantic	21.7%	21.8%
Southwest	24.5%	28.4%
Southeast	12.9%	14.5%
North-Central	14.0%	13.5%
South-Central	5.5%	7.8%
Northwest	1.0%	0.9%
Northeast	16.3%	8.6%
International	4.1%	4.5%

Note 5. Borrowings

Our debt obligations consisted of the following as of June 30, 2005 and December 31, 2004:

Debt	June 30, 2005	December 31, 2004
Revolving debt-funding facility, $1,000,000 commitment	$956,531	$623,348
Revolving debt-funding facility, $230,000 commitment	95,000	—
Revolving debt-funding facility, $125,000 commitment	84,000	—
Unsecured debt	167,000	167,000
Repurchase agreements	72,153	28,847
ACAS Business Loan Trust 2002-1 asset securitization	—	2,291
ACAS Business Loan Trust 2002-2 asset securitization	19,485	44,590
ACAS Business Loan Trust 2003-1 asset securitization	53,485	110,895
ACAS Business Loan Trust 2003-2 asset securitization	140,325	174,007
ACAS Business Loan Trust 2004-1 asset securitization	409,772	410,000

Total	$1,997,751	$1,560,978

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The weighted average debt balance for the three months ended June 30, 2005 and 2004 was $1,775,600 and $877,200, respectively. The weighted average debt balance for the six months ended June 30, 2005 and 2004 was $1,674,800 and $847,500, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended June 30, 2005 and 2004 was 5.0% and 3.0%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2005 and 2004 was 4.7% and 3.0%, respectively. We are currently in compliance with all of our debt covenants.

As of December 31, 2004, through ACS Funding Trust I, an affiliated statutory trust, we had a revolving debt-funding facility with a maximum availability of $850,000. On January 28, 2005, an existing lender in the facility increased its commitment by $150,000 increasing the total maximum availability to $1,000,000.

As of December 31, 2004, we had a $70,000 secured revolving credit facility with a syndication of lenders. On February 17, 2005, we revised the terms of the existing credit facility pursuant to an Amended and Restated Credit Agreement. In connection with the amendment, the maximum availability of borrowing under the credit facility was increased from $70,000 to $100,000 and the facility was converted into an unsecured revolving line of credit. On June 17, 2005, the $100,000 unsecured credit facility was terminated, and we entered into a new $230,000 unsecured revolving line of credit with a syndication of lenders, including lenders from our terminated $100,000 unsecured revolving line of credit. The new facility may be expanded through new or additional commitments up to $300,000 in accordance with the terms and conditions of the agreement and expires in June 2007 unless extended for an additional 364-day period with the consent of the lenders. Interest on borrowings under the facility is charged at either (i) a one-month LIBOR plus the applicable percentage at such time or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 basis points. The agreement contains covenants that, among other things, require us to maintain certain unsecured debt ratings and a minimum net worth.

Note 6. Stock Options

In 2003, we adopted FASB Statement No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123.” In applying FASB Statement No. 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed pro rata over the vesting period of the options and are included on the accompanying Consolidated statements of operations as “Stock-based compensation.” In accordance with FASB Statement No. 123, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in net assets resulting from operations calculated as if compensation costs were computed in accordance with FASB Statement No. 123.

On April 15, 2005, the Securities and Exchange Commission issued a final rule to amend the adoption date of FASB Statement No. 123(R), “Share-Based Payment” to be no later than the beginning of the first fiscal year beginning after June 15, 2005. We intend to adopt FASB Statement No. 123(R) on January 1, 2006 using the “modified prospective” method. We currently recognize stock compensation assuming all awards will vest and reverse recognized compensation cost for forfeited awards when the awards are actually forfeited. FASB Statement No. 123(R) will require that employers estimate forfeitures when recognizing compensation cost. Although we currently recognize stock compensation costs for options granted in 2003 and forward, we have not assessed the impact of recognizing the stock compensation cost using a forfeiture assumption instead of recognizing it based upon actual forfeitures.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and net increase in net assets resulting from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net operating income
As reported	$73,474	$52,999	$137,361	$100,493
Stock-based employee compensation	(229)	(588)	(573)	(1,736)

Pro forma	$73,245	$52,411	$136,788	$98,757

Net operating income per common share
Basic as reported	$0.78	$0.74	$1.50	$1.45

Basic pro forma	$0.78	$0.73	$1.49	$1.42

Diluted as reported	$0.76	$0.73	$1.46	$1.43

Diluted pro forma	$0.76	$0.72	$1.45	$1.40

Net increase in net assets resulting from operations
As reported	$79,349	$88,899	$191,029	$123,502
Stock-based employee compensation	(229)	(588)	(573)	(1,736)

Pro forma	$79,120	$88,311	$190,456	$121,766

Net increase in net assets resulting from operations per common share
Basic as reported	$0.84	$1.24	$2.08	$1.78

Basic pro forma	$0.84	$1.23	$2.08	$1.75

Diluted as reported	$0.82	$1.22	$2.03	$1.75

Diluted pro forma	$0.82	$1.22	$2.02	$1.73

The effects of applying FASB Statement No. 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase in net assets resulting from operations for future periods.

In the second quarter of 2005, we issued $7,075 in non-recourse notes to employees of ECFS to purchase our common stock. The notes bear interest at an Applicable Federal Rate, mature in nine years, and are secured by the common stock purchased. Any dividends received on the common stock are required to be applied to interest and principal on the notes. The shares of common stock vest to the employee pro rata over a five year period. We accounted for the issuance of the non-recourse notes as if they were stock option grants and determined a fair value on the date of grant using a Black-Scholes option pricing model and that will be expensed over the vesting period. The issuance of the non-recourse notes was recorded as a reduction of capital in excess of par value on the accompanying consolidated balance sheet.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator for basic and diluted net operating income per share	$73,474	$52,999	$137,361	$100,493

Numerator for basic and diluted earnings per share	$79,349	$88,899	$191,029	$123,502

Denominator for basic weighted average shares	93,915	71,959	91,737	69,542
Employee stock options	827	622	842	910
Shares issuable under forward sale agreements	1,989	—	1,499	—
Other contingently issuable shares	—	2	—	2

Denominator for diluted weighted average shares	96,731	72,583	94,078	70,454

Basic net operating income per common share	$0.78	$0.74	$1.50	$1.45
Diluted net operating income per common share	$0.76	$0.73	$1.46	$1.43
Basic earnings per common share	$0.84	$1.24	$2.08	$1.78
Diluted earnings per common share	$0.82	$1.22	$2.03	$1.75

Note 8. Segment Data

Our reportable segments are our investing operations and our financial advisory operations.

The following table presents segment data for the three months ended June 30, 2005:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$97,906	$4	$97,910
Fee income	4,447	29,375	33,822

Total operating income	102,353	29,379	131,732

Interest expense	21,990	—	21,990
Salaries and benefits	6,349	13,204	19,553
General and administrative	4,414	4,394	8,808
Stock-based compensation	1,151	1,997	3,148

Total operating expenses	33,904	19,595	53,499

Operating income before income taxes	68,449	9,784	78,233

Provision for income taxes	—	(4,759)	(4,759)

Net operating income	68,449	5,025	73,474

Net realized gain on investments	30,196	—	30,196
Net unrealized depreciation of investments	(24,321)	—	(24,321)

Net increase in net assets resulting from operations	$74,324	$5,025	$79,349

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table presents segment data for the six months ended June 30, 2005:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$184,323	$5	$184,328
Fee income	6,007	42,252	48,259

Total operating income	190,330	42,257	232,587

Interest expense	39,336	—	39,336
Salaries and benefits	9,262	19,407	28,669
General and administrative	7,698	7,395	15,093
Stock-based compensation	2,152	4,192	6,344

Total operating expenses	58,448	30,994	89,442

Operating income before income taxes	131,882	11,263	143,145

Provision for income taxes	—	(5,784)	(5,784)

Net operating income	131,882	5,479	137,361

Net realized gain on investments	35,022	—	35,022
Net unrealized appreciation of investments	18,646	—	18,646

Net increase in net assets resulting from operations	$185,550	$5,479	$191,029

The following table presents segment data for the three months ended June 30, 2004:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$59,791	$—	$59,791
Fee income	2,661	13,126	15,787

Total operating income	62,452	13,126	75,578

Interest expense	6,528	—	6,528
Salaries and benefits	1,492	6,382	7,874
General and administrative	2,496	3,769	6,265
Stock-based compensation	377	1,535	1,912

Total operating expenses	10,893	11,686	22,579

Net operating income	51,559	1,440	52,999

Net realized gain on investments	3,187	—	3,187
Net unrealized appreciation of investments	32,713	—	32,713

Net increase in net assets resulting from operations	$87,459	$1,440	$88,899

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table presents segment data for the six months ended June 30, 2004:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$115,347	$—	$115,347
Fee income	3,538	23,223	26,761

Total operating income	118,885	23,223	142,108

Interest expense	12,573	—	12,573
Salaries and benefits	2,760	10,857	13,617
General and administrative	5,901	6,244	12,145
Stock-based compensation	655	2,625	3,280

Total operating expenses	21,889	19,726	41,615

Net operating income	96,996	3,497	100,493

Net realized loss on investments	(55,660)	—	(55,660)
Net unrealized appreciation of investments	78,669	—	78,669

Net increase in net assets resulting from operations	$120,005	$3,497	$123,502

Note 9. Commitments

As of June 30, 2005, we had commitments under agreements to fund up to $207,892 to 44 portfolio companies. These commitments are primarily composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in our portfolio.

Note 10. Shareholders’ Equity

Share activity for the six months ended June 30, 2005 and June 30, 2004 was as follows:

	June 30, 2005	June 30, 2004
Common shares outstanding at beginning of period	88,705	65,949
Issuance of common stock	8,250	9,649
Issuance of common stock under stock option plans	971	1,117
Issuance of common stock under dividend reinvestment plan	294	11
Issuance of non-recourse notes receivable to purchase common stock	(208)	—

Common shares outstanding at end of period	98,012	76,726

In September 2004, we entered into forward sale agreements (the “2004 Forward Sale Agreements”) with third parties to sell shares of our common stock generally at such times as we elect over a one-year period at the then applicable forward sale price. As of December 31, 2004, we had 6,250 shares available under the 2004 Forward Sale Agreements. In 2005, we sold all of the remaining 6,250 shares under the 2004 Forward Sale Agreements and received net proceeds of $178,312.

In March 2005, we completed a public offering in which 10,000 shares of our common stock, including an underwriters’ over-allotment of 1,300 shares, were sold at a public offering price of $31.50 per share. Of those

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

shares, 2,000 were offered directly by us and 8,000 were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements (the “2005 Forward Sale Agreements”). Upon completion of the offering and exercise of the underwriters’ over-allotment option, we received proceeds, net of the underwriters’ discount and closing costs, of $59,529 in exchange for 2,000 common shares.

The remaining 8,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the 2005 Forward Sale Agreements, we must sell to the forward purchasers 8,000 shares of our common stock generally at such times as we elect over a one-year period. The 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the 2005 Forward Sale Agreements through a termination date of March 29, 2006. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $30.11 per share, which was the public offering price of shares of our common stock less the underwriting discount. The 2005 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.75, $0.77, $0.78, $0.04 and $0.78 per share on May 11, 2005, August 10, 2005, November 10, 2005, December 27, 2005 and February 10, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

As of June 30, 2005, there are 8,000 shares available under the 2005 Forward Sale Agreements at a forward sale price of $29.55 per share.

Each forward purchaser under a forward sale agreement has the right to accelerate its forward sale agreement and require us to physically settle on a date specified by such forward purchaser if certain events occur, such as (1) in its judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by us under its forward sale agreement, or the cost of borrowing the common stock has increased above a specified amount, (2) we declare any dividend or distribution on shares of our common stock payable in (i) excess of a specified amount, (ii) securities of another company, or (iii) any other type of securities (other than shares of our common stock), rights, warrants or other assets for payment at less than the prevailing market price in such forward purchaser’s judgment, (3) the net asset value per share of our outstanding common stock exceeds a specified percentage of the then applicable forward sales price, (4) our board of directors votes to approve a merger or takeover of us or similar transaction that would require our shareholders to exchange their shares for cash, securities, or other property, or (5) certain other events of default or termination events occur.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the forward sale agreements are considered equity instruments, and the shares of common stock are not considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128”, the forward sale agreements are not considered participating securities for the purpose of determining basic earnings per share under FASB Statement No. 128, “Earnings per Share.” However, the dilutive impact of the shares issuable under the forward sale agreements is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 11. Interest Rate Derivatives

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

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date.

Note 12. Subsequent Event

On August 1, 2005, we sold an aggregate $126,000 of long-term unsecured five-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of Series A senior notes, carry a fixed interest rate of 6.14% and mature in August 2010.

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

Portfolio Composition

We are a publicly-traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. Our wholly-owned operating subsidiaries, ACFS and ECFS, provide financial advisory services to our portfolio companies. The total portfolio value of investments was $4,027,378 and $3,204,292, including interest rate derivative agreements, at June 30, 2005 and December 31, 2004, respectively. During the three months and six months ended June 30, 2005 we made investments totaling $903,400 and $1,309,200, including $88,300 and $124,100 in funds committed but undrawn under credit facilities at the date of the investment. During the three months and six months ended June 30, 2004 we made investments totaling $530,370 and $768,970, including $36,300 and $42,700 in funds committed but undrawn under credit facilities at the date of the investment. The weighted average effective interest rate on debt securities was 12.9% as of both June 30, 2005 and December 31, 2004.

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

Our new investments during the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
New Portfolio Company American Capital Sponsored Buyouts	$475,000	$252,950	$612,900	$369,650
New Portfolio Company Financing for Private Equity Buyouts	206,000	198,480	335,700	298,880
New Portfolio Company Direct Investments	25,100	17,590	101,700	17,590
Add-On Financing for Acquisitions	102,500	33,210	131,600	39,110
Add-On Financing for Recapitalization	71,000	26,570	73,400	28,370
Add-On Financing for Buyouts	—	—	3,100	—
Add-On Financing for Growth	—	—	5,000	4,600
Add-On Financing for Working Capital	23,800	1,570	45,800	10,770

Total	$903,400	$530,370	$1,309,200	$768,970

Results of Operations

Our consolidated financial performance, as reflected in our consolidated statements of operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from financial advisory and transaction structuring activities, less our operating expenses and provision for income taxes. The second element is “Net unrealized appreciation (depreciation) of investments,” which is comprised of (i) the net change in the estimated fair values of our portfolio investments, (ii) the reversal of unrealized appreciation (depreciation) upon a realization and (iii) the change in the estimated fair value of the future payment streams of our interest rate derivatives, at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. The third element is “Net realized gain (loss) on investments,” which reflects (i) the difference between the proceeds from an exit of a portfolio investment and the cost at which the investment was carried on our consolidated balance sheets and (ii) periodic settlements of interest rate derivatives.

The consolidated operating results for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating income	$131,732	$75,578	$232,587	$142,108
Operating expenses	53,499	22,579	89,442	41,615

Operating income before income taxes	78,223	52,999	143,145	100,493

Provision for income taxes	(4,759)	—	(5,784)	—

Net operating income	73,474	52,999	137,361	100,493

Net realized gain (loss) on investments	30,196	3,187	35,022	(55,660)
Net unrealized appreciation (depreciation) of investments	(24,321)	32,713	18,646	78,669

Net increase in net assets resulting from operations	$79,349	$88,899	$191,029	$123,502

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee income. For the three months ended June 30, 2005, total operating income increased $56,154, or 74%, over the three months ended June 30, 2004. For the six months ended June 30, 2005, total operating income increased $90,479, or 64%, over the six months ended June 30, 2004. Interest and dividend income consisted of the following for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income on debt securities	$90,177	$55,841	$169,049	$107,590
Interest income on bank deposits and employee loans	576	192	1,235	357
Dividend income on equity securities	7,157	3,758	14,044	7,400

Total interest and dividend income	$97,910	$59,791	$184,328	$115,347

Interest income on debt securities increased by $34,336, or 61%, for the three months ended June 30, 2005 from $55,841 for the comparable period in 2004, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average effective interest rate. Our daily weighted average debt investments at cost increased from $1,611,600 in the three month period ended June 30, 2004 to $2,757,400 in the comparable period in 2005 resulting from new loan originations net of loan repayments during the last twelve months ended June 30, 2005.

The daily weighted average effective interest rate on debt investments decreased from 13.9% in the three month period ended June 30, 2004 to 13.1% in the comparable period in 2005 due primarily to an increase in the total senior loans as a percentage of our total loan portfolio. Our senior loans as a percentage of our total loans at cost increased from 30% as of June 30, 2004 to 41% as of June 30, 2005. Our senior loan investments generally yield lower rates than our higher yielding subordinated loan investments, but are typically variable rate based loans which do not necessitate the use of interest rate basis swap agreements thereby reducing our overall swap costs. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities and reduce our interest rate risks, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Excluding the impact of the interest rate basis swap agreements, our daily weighted average effective interest rate for the three months ended June 30, 2005 decreased 80 basis points to 13.1% as compared to the prior year. However, including the impact of interest rate basis swap agreements, our daily weighted average effective interest rate for the three months ended June 30, 2005 increased 30 basis points to 12.8% as compared to the prior year.

However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133. The interest rate costs of our interest rate derivative agreements are not recorded in interest income. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. In the three months ended June 30, 2005 and 2004, we incurred interest rate swap costs of $1,958 and $5,712, respectively, included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations.

The impact on our daily weighted average effective interest rate of the increase in the percentage of our senior debt investments is partially offset by an increase in interest rates on our variable rate based loans as the weighted average monthly prime lending rate increased from 4.08% in three month period ended June 30, 2004 to 6.00% in the comparable period in 2005 and the average monthly LIBOR rate increased from 1.19% in the three month period ended June 30, 2004 to 3.19% in the comparable period in 2005. In addition, the total average non-accruing loans increased from $69,278 in the three month period ended June 30, 2004 to $111,976 in the comparable period in 2005.

Interest income on debt securities increased by $61,459, or 57%, to $169,049 for the six months ended June 30, 2005 from $107,590 for the comparable period in 2004, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average effective interest rate on our debt investments. Our daily weighted average debt investments at cost increased from $1,578,700 in the six month period ended June 30, 2004 to $2,616,100 in the comparable period in 2005 resulting from new loan originations net of loan repayments during the last twelve months ended June 30, 2005.

The daily weighted average effective interest rate on debt investments decreased from 13.7% in the six month period ended June 30, 2004 to 13.0% in the comparable period in 2005 due primarily to an increase in the total senior loans as a percentage of our total loan portfolio. In the six months ended June 30, 2005 and 2004, we incurred interest rate swap costs of $5,533 and $11,657, respectively, that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations. Excluding the impact of the interest rate basis swap agreements, our daily weighted average effective interest rate for the six months ended June 30, 2005 decreased 70 basis points to 13.0% as compared to the prior year. However, including the impact of interest rate basis swap agreements, our daily weighted average effective interest rate for the six months ended June 30, 2005 increased 40 basis points to 12.6% as compared to the prior year.

This is partially offset by an increase in interest rates on our variable rate based loans as the weighted average monthly prime lending rate increased from 4.04% in six month period ended June 30, 2004 to 5.75% in the comparable period in 2005 and the average monthly LIBOR rate increased from 1.15% in the six month period ended June 30, 2004 to 2.96% in the comparable period in 2005. In addition, the total average non-accruing loans increased from $78,981 in the six month period ended June 30, 2004 to $103,759 in the comparable period in 2005.

Dividend income on equity securities increased by $3,399 to $7,157 for the three months ended June 30, 2005 from $3,758 for the comparable period in 2004 due primarily to an increase in preferred stock investments. We have grown our investments in equity securities to $1,187,045 at fair value as of June 30, 2005, a 73% increase over the fair value as of June 30, 2004. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value. Our daily weighted average total debt and equity investments at cost increased from $2,084,000 in the three months ended June 30, 2004 to $3,735,200 in the comparable period in 2005. The daily weighted average yield on total debt and equity investments decreased to 10.5% for the three months ended June 30, 2005 from 11.5% for the three months ended June 30, 2004. This decrease is primarily due to the decrease in the weighted average effective interest rate on debt securities as discussed above and an increase in our investments in equity securities that generally yield lower current income but that could generate higher future capital appreciation, thereby increasing our overall return. Including the cost of interest rate basis swap agreements that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield would have been 10.2% and 10.4% for the three months ended June 30, 2005 and 2004, respectively.

Dividend income on equity securities increased by $6,644 to $14,044 for the six months ended June 30, 2005 from $7,400 for the comparable period in 2004 due primarily to an increase in preferred stock investments. Our daily weighted average total debt and equity investments at cost increased from $2,024,000 in the six months ended June 30, 2004 to $3,545,500 in the comparable period in 2005. The daily weighted average yield on total debt and equity investments decreased to 10.4% for the six months ended June 30, 2005 from 11.4% for the comparable period in 2004. This decrease is primarily due to the decrease in the weighted average effective interest rate on debt securities as discussed above and the increase in our investments in equity securities discussed above. Including the cost of interest rate basis swap agreements that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield would have been 10.1% and 10.3% for the six months ended June 30, 2005 and 2004, respectively.

Fee income consisted of the following for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Transaction structuring fees	$9,673	$4,124	$12,493	$7,321
Loan financing fees	5,147	3,190	7,560	5,328
Equity financing fees	6,725	2,675	8,390	4,842
Financial advisory fees	3,637	2,006	6,552	3,649
Prepayment fees	2,366	2,367	3,268	2,914
Other structuring fees	698	—	1,645	—
Other fees	5,576	1,425	8,351	2,707

Total fee income	$33,822	$15,787	$48,259	$26,761

Fee income increased by $18,035, or 114%, to $33,822 for the three months ended June 30, 2005 from $15,787 in the comparable period in 2004. For the three months ended June 30, 2005, we recorded $9,673 in transaction structuring fees for seven buyout investments and two add-on financings for acquisitions totaling $548,700 of American Capital financing. For the three months ended June 30, 2004, we recorded $4,124 in transaction structuring fees for four buyout investments totaling $252,950 of American Capital financing. The transaction structuring fees were 1.8% and 1.6% of buyout investments in 2005 and 2004, respectively. Loan financing fees for the three months ended June 30, 2005 increased $1,957, or 61%, over the comparable period in 2004. The increase in loan financing fees was attributable to an increase in new debt investments from $432,900 in 2004 to $696,600 in 2005. The loan financing fees were 0.7% and 0.7% of loan originations in 2005 and 2004, respectively. Equity financing fees for the three months ended June 30, 2005 increased $4,050, or 151%, over the comparable period in 2004. The increase in equity financing fees was attributable to an increase in new equity investments from $96,700 in 2004 to $206,800 in 2005. Financial advisory fees for the three months ended June 30, 2005 increased $1,631, or 81%, over the comparable period in 2004. The increase in financial advisory fees is attributable primarily to the increase in the number of portfolio companies under management. The prepayment fees of $2,366 for the three months ended June 30, 2005 are the result of the prepayment by seven portfolio companies of loans totaling $87,300 compared to prepayment fees of $2,367 for the three months ended June 30, 2004 as the result of the prepayment by five portfolio companies of loans totaling $109,400.

Fee income increased by $21,498, or 80%, to $48,259 for the six months ended June 30, 2005 from $26,761 in the comparable period in 2004. For the six months ended June 30, 2005, we recorded $12,493 in transaction structuring fees for nine buyout investments and two add-on financings for acquisitions totaling $686,700 of American Capital financing. For the six months ended June 30, 2004, we recorded $7,321 in transaction structuring fees for six buyout investments totaling $369,650 of American Capital financing. The transaction structuring fees were 1.8% and 2.0% of buyout investments in 2005 and 2004, respectively. Loan financing fees for the six months ended June 30, 2005 increased $2,232, or 42%, over the comparable period in 2004. The increase in loan financing fees was attributable to an increase in new debt investments from $601,300 in 2004 to $1,031,500 in 2005, partially offset by an increase in the portion of fees deferred in 2005 as a discount that are representative of additional yield. The loan financing fees were 0.7% and 0.9% of loan originations in 2005 and 2004, respectively. Equity financing fees for the six months ended June 30, 2005 increased $3,548, or 73%, over the comparable period in 2004. The increase in equity financing fees was attributable to an increase in new equity investments from $166,800 in 2004 to $277,800 in 2005. Financial advisory fees for the six months ended June 30, 2005 increased $2,903, or 80%, over the comparable period in 2004. The increase in financial advisory fees is attributable primarily to the increase in the number of portfolio companies under management. The prepayment fees of $3,268 for the six months ended June 30, 2005 are the result of the prepayment by nine portfolio companies of loans totaling $138,200 compared to prepayment fees of $2,914 for the six months ended June 30, 2004 as the result of the prepayment by eight portfolio companies of loans totaling $138,200.

Operating Expenses

Operating expenses for the three months ended June 30, 2005 increased $30,920, or 137%, over the comparable period in 2004. For the six months ended June 30, 2005 operating expenses increased $47,827, or 115%, over the comparable period in 2004.

Interest expense increased from $6,528 for the three months ended June 30, 2004 to $21,990 in the comparable period in 2005 due to an increase in our weighted average borrowings and an increase in our weighted average interest rate. Our weighted average borrowings increased from $877,200 in the three months ended June 30, 2004 to $1,775,600 in the comparable period in 2005. Our weighted average interest rate on outstanding borrowings, including amortization of deferred financing costs, increased from 3.0% during the three months ended June 30, 2004 to 5.0% during the comparable period in 2005. Interest expense increased from $12,573 for the six months ended June 30, 2004 to $39,336 in the comparable period in 2005 due to an increase in our weighted average borrowings from $847,500 in the six months ended June 30, 2004 to $1,674,800 in the comparable period in 2005. Our weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, increased from 3.0% during the six months ended June 30, 2004 to 4.7% during the comparable period in 2005. The increase in the weighted average interest rate is primarily due to an increase in the average monthly LIBOR rate discussed above.

Salaries and benefits expense increased 148% from $7,874 in the three months ended June 30, 2004 to $19,553 in the comparable period in 2005. Salaries and benefits increased 111% from $13,617 in the six months ended June 30, 2004 to $28,669 in the comparable period in 2005. The increase is due primarily to an increase in employees from 163 at June 30, 2004 to 229 at June 30, 2005, increases in incentive compensation, and annual salary rate increases. The increase in number of employees is due to our growth as we have added investment professionals and administrative staff in building our investment platform. The incentive compensation accrued as a percentage of the maximum amount of incentive compensation available increased in 2005 as compared to the prior year as a result of us meeting certain performance criteria in the second quarter of 2005.

General and administrative expenses increased 41% from $6,265 in the three months ended June 30, 2004 to $8,808 in the comparable period in 2005. General and administrative expenses increased 24% from $12,145 in the six months ended June 30, 2004 to $15,093 in the comparable period in 2005. The increase is due primarily to additional overhead attributable to the increase in the number of employees and size of our investment portfolio.

Stock-based compensation was $3,148 for three months ended June 30, 2005 compared to $1,912 for the comparable period in 2004. Stock-based compensation was $6,344 for the six months ended June 30, 2005 compared to $3,280 for the comparable period in 2004. In 2003, we adopted FASB Statement No. 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148. Accordingly, stock-based compensation is higher in 2005 since it includes the pro-rata vested expense for stock options granted over the past ten quarters compared to the pro-rata vested expense for stock options granted over the past six quarters in 2004. The increase in stock-based compensation is also attributable to the increase in the number of employees over the prior year.

During the three months ended June 30, 2005, we commenced operations of our operating subsidiary ECFS and recognized total operating expenses related to ECFS of $1,431 consisting of salaries and benefits, general and administrative expenses and stock-based compensation.

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

Our consolidated operating subsidiaries, ACFS and ECFS, are subject to corporate level income tax. For the three months ended and six months ended June 30, 2005, we recorded a tax provision of $4,759 and $5,784, respectively, attributable to our taxable operating subsidiaries. For the three and six months ended June 30, 2004, we did not record a tax provision for our taxable operating subsidiaries primarily due to a net operating loss carry-forward that was fully utilized in 2004.

Net Realized Gains (Losses) on Investments

Our net realized gains (losses) for the three and six months ended June 30, 2005 and 2004 consisted of the following:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Roadrunner Freight Systems, Inc.	$26,339	$—	$26,339	$—
CIVCO Holding, Inc.	12,611	—	12,611	—
Automatic Bar Controls, Inc.	11,547	—	11,547	—
ACAS Acquisitions (PaR Systems), Inc.	—	9,537	—	9,537
Atlantech Holding, Corp.	—	4,271	—	4,271
Cycle Gear, Inc.	—	—	3,706	—
The Lion Brewery, Inc.	—	—	1,896	—
ACS PTI, Inc.	—	—	1,891	—
Bumble Bee Seafoods, L.P.	1,882	—	1,882	—
Kelly Aerospace, Inc.	1,747	—	1,747	—
TransCore Holdings, Inc.	—	—	—	1,668
Vigo Remittance Corp.	—	1,250	—	1,250
Other, net	290	1,058	1,694	2,405

Total gross realized portfolio gains	54,416	16,116	63,313	19,131

Chromas Technologies Corp.	—	(21)	—	(32,013)
S-Tran Holdings, Inc.	(22,055)	—	(22,055)	—
Academy Events Services, LLC	—	(6)	—	(14,173)
Sunvest Industries, Inc.	—	(20)	—	(13,462)
Fulton Bellows & Components, Inc.	—	(6,818)	—	(6,818)
Other, net	(4)	(139)	(780)	(142)

Total gross realized portfolio losses	(22,059)	(7,004)	(22,835)	(66,608)

Total net realized portfolio gains (losses)	32,357	9,112	40,478	(47,477)
Interest rate derivative periodic payments	(2,161)	(5,925)	(5,456)	(8,183)

Total net realized gains (losses)	$30,196	$3,187	$35,022	$(55,660)

In the second quarter of 2005, we received full repayment of our remaining $5,299 subordinated debt investments in Roadrunner Freight Systems, Inc. and sold all of our equity investments in Roadrunner Freight consisting of our common stock and common stock warrants for $41,517 in proceeds realizing a total gain of $26,339 offset by a reversal of unrealized appreciation of $23,789. We provided $23,600 of subordinated bridge debt financing to the purchasers for which we subsequently received full repayment during the second quarter of 2005.

In the second quarter of 2005, we received full repayment of our $28,597 of subordinated debt investments in CIVCO Holding, Inc. and sold all or our remaining equity investments in CIVCO consisting of our common stock and common stock warrants for $14,651 in proceeds realizing a total gain of $12,611 offset by a reversal of unrealized appreciation of $6,802. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $1,152.

In the second quarter of 2005, we received full repayment of our $25,539 of our remaining senior and subordinated debt investments in Automatic Bar Controls, Inc. and sold all or our equity investments in Automatic Bar consisting of our common stock and common stock warrants for $18,505 in proceeds realizing a total gain of $11,547 offset by a reversal of unrealized appreciation of $14,062.

In the first quarter of 2005, we received full repayment of our remaining $13,142 senior and subordinated debt investments in Cycle Gear, Inc. and sold all of our equity investments in Cycle Gear consisting of our redeemable preferred stock and common stock warrants for $7,332 in proceeds realizing a total gain of $3,706 offset by a reversal of unrealized appreciation of $3,138. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $931.

In the first quarter of 2005, we received full repayment of our $6,600 subordinated debt investment in The Lion Brewery, Inc. and sold all of our equity investments in Lion Brewery consisting of common stock warrants for $2,160 in proceeds realizing a total gain of $1,896 offset by a reversal of unrealized appreciation of $3,706.

In the second quarter of 2005, we, through a wholly-owned affiliate, received a final sale distribution for a limited partnership interest in Bumble Bee Seafoods, L.P., recognizing a gain of $1,882, net of taxes.

In the second quarter of 2005, we received full repayment of our remaining $10,000 subordinated debt investment in Kelly Aerospace, Inc. and sold all of our equity investment in Kelly Aerospace consisting of common stock warrants for $2,700 in proceeds realizing a total gain of $1,747 offset by a reversal of unrealized appreciation of $1,111.

In the second quarter of 2004, we received full repayment of our $22,500 subordinated debt investment in ACAS Acquisitions (PaR Systems), Inc. and received A $10,804 liquidating dividend on our common equity interest as a result of PaR’s sale of an 81% interest in its nuclear equipment and services business, recognizing a total gain of $9,537. We retained an 11% diluted ownership interest in ACAS acquisitions (PaR Systems), Inc., which was renamed PaR Nuclear Holding Co., Inc. The non-nuclear business segment of ACAS Acquisitions (PaR Systems), Inc. was contributed to a newly created company, PaR Systems, Inc., shares of which were distributed to the existing shareholders. We provided $4,632 in subordinated debt financing to, and retained a 51% ownership in, PaR Systems, Inc.

In 2004, we realized gains of $4,271, $1,668 and $1,250 from the realization of unamortized OID from the prepayment of debt by Atlantech Holding, Corp., TransCore Holdings, Inc. and Vigo Remittance Corp., respectively.

In the second quarter of 2005, S-Tran Holdings, Inc. filed for Chapter 11 bankruptcy. We do not expect to receive any proceeds from the liquidation of S-Tran for our common stock investment in S-Tran. Our common stock investment was deemed worthless and was written off resulting in a realized loss of $22,055 offset by a reversal of unrealized depreciation of $21,849.

In the first quarter of 2004, Chromas Technologies Corp. entered into an asset purchase agreement whereby substantially all of the assets were sold to and certain of the liabilities were assumed by a purchaser. The net cash proceeds were used to repay a portion of our outstanding loans. As part of the asset purchase agreement, Chromas was entitled to receive an additional deferred payment one year from the closing date. All of Chromas’ remaining assets including its right to receive the deferred payment were conveyed to us. Our remaining subordinated debt and equity investments in Chromas were deemed worthless, and we recognized a realized loss of $32,013 offset by the reversal of unrealized depreciation of $29,767.

In the first quarter of 2004, Academy Event Services, LLC filed for Chapter 11 bankruptcy and the court conducted an auction for the sale of all of its assets during the quarter. We did not receive any proceeds from the auction sale held through the bankruptcy proceedings. Our subordinated debt and equity investments were deemed worthless, and we recognized a realized loss of $14,173 offset by the reversal of unrealized depreciation of $7,813.

Sunvest Industries, Inc. was a holding company with two wholly-owned operating subsidiaries – Dyna-Fab LLC and Advanced Fabrication Technology LLC (AFT). In the fourth quarter of 2003, Dyna-Fab entered into an asset purchase agreement whereby substantially all of the assets of Dyna-Fab were sold. In the first quarter of

2004, AFT entered into an asset purchase agreement whereby substantially all of the assets of AFT were sold. In the first quarter of 2004, we foreclosed on Sunvest’s and its subsidiaries’ remaining assets including any rights to future payments under the asset purchase agreements. The remaining senior and subordinated debt and equity investments in Sunvest were deemed worthless, and we recognized a realized loss of $13,462 offset by the reversal of unrealized depreciation of $14,052 in 2004.

In the second quarter of 2004, we sold our senior subordinated debt investment in Fulton Bellows & Components, Inc. for nominal proceeds and recognized a realized loss of $6,818 offset by the reversal of unrealized depreciation of $7,001.

Unrealized Appreciation and Depreciation of Investments

The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and six months ended June 30, 2005 and 2004:

	Number of Companies	Three Months Ended June 30, 2005	Number of Companies	Three Months Ended June 30, 2004
Gross unrealized appreciation of portfolio company investments	22	$95,405	19	$49,457
Gross unrealized depreciation of portfolio company investments	19	(77,345)	16	(44,236)
Reversal of prior period unrealized (appreciation) depreciation upon a realization	6	(25,932)	2	540

Net unrealized appreciation (depreciation) of portfolio company investments	47	(7,872)	37	5,761
Interest rate derivative periodic payment accrual	—	203	—	213

Interest rate derivative agreements	—	(16,652)	—	26,739

Net unrealized appreciation (depreciation) of investments	47	$(24,321)	37	$32,713

	Number of Companies	Six Months Ended June 30, 2005	Number of Companies	Six Months Ended June 30, 2004
Gross unrealized appreciation of portfolio company investments	31	$166,211	27	$95,143
Gross unrealized depreciation of portfolio company investments	22	(114,699)	23	(79,674)
Reversal of prior period unrealized (appreciation) depreciation upon a realization	9	(34,667)	5	52,172

Net unrealized appreciation of portfolio company investments	62	16,845	55	67,641
Interest rate derivative periodic payment accrual	—	(77)	—	(3,474)
Interest rate derivative agreements	—	1,878	—	14,502

Net unrealized appreciation of investments	62	$18,646	55	$78,669

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

As part of our quarterly process of valuing our investment portfolio, we have engaged Houlihan Lokey Howard & Zukin Financial Advisors, Inc. to review independently the determination of fair value of American Capital’s portfolio company investments. Houlihan Lokey is the premier valuation firm in the U.S., engaged in approximately 800 valuation assignments per year for clients worldwide.

In the last twelve months ended June 30, 2005, Houlihan Lokey reviewed 100% of our portfolio investments that have been a portfolio company for at least one year. As part of its engagement, Houlihan Lokey will review quarterly approximately 25% of our portfolio companies that have been a portfolio company for at least one year. In addition, Houlihan Lokey representatives attend American Capital’s quarterly valuation meetings and provide periodic reports and recommendations to our audit and compliance committee with respect to our valuation models and policies and procedures.

For the second quarter of 2005, Houlihan Lokey reviewed our valuations of 21 portfolio companies having $647,600 in aggregate fair value as reflected in our financial statements as of June 30, 2005. Using methods and techniques that are customary for the industry and that Houlihan Lokey considers appropriate under the circumstances, Houlihan Lokey determined that the aggregate fair value assigned to the portfolio company investments by American Capital was within their reasonable range of aggregate value for such companies. Over the last four quarters, Houlihan Lokey has reviewed 92 portfolio companies totaling approximately $2,609,000 in fair value as of their respective valuation dates and came to the same determination.

Financial Condition, Liquidity, and Capital Resources

At June 30, 2005, we had $103,554 in cash and cash equivalents and $105,812 in restricted cash. Our restricted cash consists primarily of escrows of interest and principal payments collected on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each month to pay interest and principal on the securitized debt. As of June 30, 2005, we had availability of $219,469 under our revolving debt funding facilities and $236,398 under our equity forward sale agreements at the forward sale price of $29.55 as of June 30, 2005. During the six months ended June 30, 2005, we principally funded investments using draws on the revolving debt funding facilities, proceeds from repurchase agreements, proceeds from repayments and sales of loans and equity offerings, including our equity forward agreements.

As a regulated investment company, we are required to distribute annually 90% or more of our investment company taxable income and 98% of our net realized short-term capital gains to shareholders. We provide shareholders with the option of reinvesting their distributions in American Capital. On August 3, 2004, we amended our dividend reinvestment plan to provide a 5% discount on shares purchased through the reinvested dividends, effective for dividends paid in December 2004 and thereafter, subject to terms of the plan. While we will continue to provide shareholders with the option of reinvesting their distributions in American Capital, we have historically had to and anticipate continuing to issue debt or equity securities in addition to the above borrowings to expand our investments in middle market companies. The terms of the future debt and equity issuances cannot be determined and there can be no assurances that the debt or equity markets will be available to us on terms we deem favorable.

We believe that we are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended. As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of June 30, 2005 and December 31, 2004, our asset coverage was 210% and 220%, respectively.

Equity Capital Raising Activities

In September 2004, we entered into forward sale agreements (the “2004 Forward Sale Agreements”) with third parties to sell shares of our common stock generally at such times as we elect over a one-year period at the then applicable forward sale price. As of December 31, 2004, we had 6,250 shares available under the 2004 Forward Sale Agreements. In 2005, we sold all of the remaining 6,250 shares under the 2004 Forward Sale Agreements and received net proceeds of $178,312.

In March 2005, we completed a public offering in which 10,000 shares of our common stock, including an underwriters’ over-allotment of 1,300 shares, were sold at a public offering price of $31.50 per share. Of those shares, 2,000 were offered directly by us and 8,000 were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements (the “2005 Forward Sale Agreements”). Upon completion of the offering and exercise of the underwriters’ over-allotment option, we received proceeds, net of the underwriters’ discount and closing costs, of $59,529 in exchange for 2,000 common shares.

The remaining 8,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the 2005 Forward Sale Agreements, we must sell to the forward purchasers 8,000 shares of our common stock generally at such times as we elect over a one-year period. The 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the 2005 Forward Sale Agreements through a termination date of March 29, 2006. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $30.11 per share, which was the public offering price of shares of our common stock less the underwriting discount. The 2005 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.75, $0.77, $0.78, $0.04 and $0.78 per share on May 11, 2005, August 10, 2005, November 10, 2005, December 27, 2005 and February 10, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

As of June 30, 2005, there are 8,000 shares available under the 2005 Forward Sale Agreements at a forward sale price of $29.55 per share.

Each forward purchaser under a forward sale agreement has the right to accelerate its forward sale agreement and require us to physically settle on a date specified by such forward purchaser if certain events occur, such as (1) in its judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by us under its forward sale agreement, or the cost of borrowing the common stock has increased above a specified amount, (2) we declare any dividend or distribution on shares of our common stock payable in (i) excess of a specified amount, (ii) securities of another company, or (iii) any other type of securities (other than shares of our common stock), rights, warrants or other assets for payment at less than the prevailing market price in such forward purchaser’s judgment, (3) the net asset value per share of our outstanding common stock exceeds a specified percentage of the then applicable forward sales price, (4) our board of directors votes to approve a merger or takeover of us or similar transaction that would require our shareholders to exchange their shares for cash, securities, or other property, or (5) certain other events of default or termination events occur.

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

As of December 31, 2004, we had a $70,000 secured revolving credit facility with a syndication of lenders. On February 17, 2005, we revised the terms of the existing credit facility pursuant to an Amended and Restated Credit Agreement. In connection with the amendment, the maximum availability of borrowing under the credit facility was increased from $70,000 to $100,000, and the facility was converted into an unsecured revolving line of credit. On June 17, 2005, the $100,000 unsecured credit facility was terminated, and we entered into a new $230,000 unsecured revolving line of credit with a syndication of lenders, including lenders from our terminated $100,000 unsecured revolving line of credit. The new facility may be expanded through new or additional commitments up to $300,000 in accordance with the terms and conditions of the agreement and expires in June 2007 unless extended for an additional 364-day period with the consent of the lenders. Interest on borrowings under the facility is charged at either (i) a one-month LIBOR plus the applicable percentage at such time or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 basis points. The agreement contains covenants that, among other things, require us to maintain certain unsecured debt ratings and a minimum net worth.

Portfolio Credit Quality

Loan Grading and Performance

We grade all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.

Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable. For loans graded 3, the borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. For loans graded 2, we increase procedures to monitor the borrower, and the fair value of the enterprise generally will be lower than when the loan was originated. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Loans graded 1 are not anticipated to be repaid in full, and we will reduce the fair value of the loan to the amount we anticipate will be recovered.

To monitor and manage the investment portfolio risk, management tracks the weighted average investment and loan grade. The weighted average investment grade was 3.1 and 3.1 as of June 30, 2005 and December 31, 2004, respectively. The weighted average loan grade was 3.0 as of both June 30, 2005 and December 31, 2004, respectively. The weighted average investment grade is weighted based on the total fair value of both the loan and equity investments of a portfolio company. The weighted average loan grade is weighted based on the total fair value of only the loan investments of the portfolio company. At June 30, 2005 and December 31, 2004, our investment portfolio was graded as follows:

	June 30, 2005				December 31, 2004
Grade	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio
4	$860,285	21.7%	$461,641	16.2%	$666,534	21.1%	$326,531	14.1%
3	2,609,500	65.9%	1,952,228	68.4%	2,088,051	66.2%	1,624,966	70.3%
2	376,578	9.5%	325,870	11.4%	326,454	10.4%	288,008	12.5%
1	114,474	2.9%	114,513	4.0%	70,922	2.3%	70,825	3.1%

	$3,960,837	100.0%	$2,854,252	100%	$3,151,961	100.0%	$2,310,330	100%

The amounts above do not include our portfolio companies for which we have only invested in the equity securities of the company.

For the six months ended June 30, 2005, thirteen portfolio companies were upgraded from a loan grade 3 to a loan grade 4, three portfolio companies were upgraded from a loan grade 2 to a loan grade 3, and one portfolio company was upgraded from a loan grade 1 to a loan grade 2. For the six months ended June 30, 2005, one portfolio company was downgraded from a loan grade 4 to a loan grade 3, one portfolio company was downgraded from a loan grade 4 to a loan grade 2, four portfolio companies were downgraded from a loan grade 3 to a loan grade 2, and two portfolio companies were downgraded from a loan grade 2 to a loan grade 1.

We stop accruing interest on investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation determined by us could have an effect on the amount of our loans on non-accrual status. At June 30, 2005, loans with twelve portfolio companies with a face amount of $115,397 and a fair value of $35,449 were on non-accrual status. Loans with four of the twelve portfolio companies are grade 2 loans, and loans with eight of the twelve portfolio companies are grade 1 loans. These loans include a total of $78,875 with PIK interest features. At December 31, 2004, loans with ten portfolio companies with a face amount of $87,324 and a fair value of $37,292 were on non-accrual status. Loans with three of the ten portfolio companies are grade 2 loans, and loans with seven of the ten portfolio companies are grade 1 loans. These loans include a total of $74,522 with PIK interest features.

At June 30, 2005 and December 31, 2004, loans on accrual status, past due loans and loans on non-accrual status were as follows:

	Number of Portfolio Companies	June 30, 2005	Number of Portfolio Companies	December 31, 2004
Current	106	$2,900,161	90	$2,304,954

One Month Past Due		—		61,200
Two Months Past Due		—		—
Three Months Past Due		—		—
Greater than Three Months Past Due		21,951		14,985
Loans on Non-accrual Status		115,397		87,324

Subtotal	12	137,348	13	163,509

Total	118	$3,037,509	103	$2,468,463

Past Due and Non-accruing Loans as a Percent of Total Loans		4.5%		6.6%

The loan balances above reflect the cost basis the loan plus the unamortized original issue discount. We believe that debt service collection is probable for our loans that are past due.

In the second quarter of 2005, we recapitalized one portfolio company by exchanging our senior subordinated debt with a cost basis and fair value of $6,239 into redeemable preferred stock. Prior to the recapitalization, the senior subordinated note was an accruing loan.

In the second quarter of 2005, we recapitalized another portfolio company. As part of the recapitalization, we exchanged junior subordinated debt with a cost basis of $5,464 and a fair value of $109 into redeemable preferred stock. Prior to the recapitalization, the junior subordinated notes were on non-accrual status.

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

We track our portfolio investments on a static-pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended June 30, 2005:

Portfolio Statistics (1)	Static Pool
($ in millions, unaudited):	Pre-1999	1999	2000	2001	2002	2003	2004	2005	Aggregate
Original Investments and Commitments	$371	$376	$285	$368	$921	$1,084	$1,651	$942	$5,998
Total Exits and Prepayments of Original Investments	$119	$163	$201	$206	$270	$463	$272	$76	$1,770
Total Interest, Dividends and Fees Collected	$119	$123	$76	$125	$177	$190	$166	$40	$1,016
Total Net Realized (Loss) Gain on Investments	$(2)	$4	$(85)	$49	$11	$57	$1	$—	$35
Internal Rate of Return(2)	9.3%	4.9%	(0.2)%	24.6%	15.8%	27.1%	24.8%	61.5%	15.6%
Current Cost of Investments	$221	$209	$104	$151	$651	$609	$1,316	$780	$4,041
Current Fair Value of Investments	$180	$108	$97	$151	$652	$675	$1,392	$787	$4,042
Net Unrealized Appreciation/(Depreciation)	$(41)	$(101)	$(7)	$—	$1	$66	$76	$7	$1
Non-Accruing Loans at Face	$7	$27	$—	$23	$58	$—	$—	$—	$115
Equity Interest at Fair Value	$20	$8	$36	$46	$206	$253	$403	$215	$1,187
Debt to EBITDA(3)(4)	9.6	8.2	4.6	5.7	5.7	4.6	4.6	4.5	5.1
Interest Coverage(3)	1.1	1.6	2.4	2.0	2.7	2.3	2.5	2.6	2.4
Debt Service Coverage(3)	1.0	1.4	1.5	1.6	2.0	1.5	1.8	1.9	1.7
Loan Grade(3)	2.6	1.7	3.0	2.9	2.9	3.2	3.2	3.0	3.1
Average Age of Companies	40 yrs	48 yrs	29 yrs	51 yrs	30 yrs	25 yrs	38 yrs	29 yrs	33 yrs
Ownership Percentage	91%	75%	35%	53%	47%	47%	43%	46%	48%
Average Sales(5)	$92	$60	$101	$225	$81	$89	$84	$119	$96
Average EBITDA(6)	$5	$5	$22	$24	$11	$17	$17	$15	$16
Total Sales(5)	$420	$491	$314	$1,992	$1,256	$1,930	$3,372	$2,544	$12,319
Total EBITDA(6)	$31	$24	$65	$224	$149	$314	$667	$308	$1,782
% of Senior Loans(7)	51%	41%	0%	32%	47%	36%	37%	56%	42%
% of Loans with Lien(7)	56%	48%	60%	83%	79%	92%	75%	83%	78%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at current fair value.
(3)	These amounts do not include investments in which we own only equity.
(4)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(5)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(6)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	As a percentage of our total debt investments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Because we fund a portion of our investments with borrowings, our net increase in shareholders’ equity from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See the footnotes to our consolidated financial statements for additional information on the accounting treatment of our interest rate derivative agreements.

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

As of June 30, 2005, our interest rate derivative agreements have a remaining weighted average term of approximately 4.7 years. The following table presents the notional principal amounts of interest rate derivative agreements by class:

	June 30, 2005
Type of Interest Rate Derivative Agreements	Company Pays	Company Receives	Number of Contracts	Notional Value
Interest rate swaps – Pay fixed, receive LIBOR floating	4.36%(1)	LIBOR	38	$1,027,781
Interest rate swaps – Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	6	111,404
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.38%(1)	2	7,093
Interest rate caps			5	26,992

Total			51	$1,173,270

	December 31, 2004
Type of Interest Rate Derivative Agreements	Company Pays	Company Receives	Number of Contracts	Notional Value
Interest rate swaps – Pay fixed, receive LIBOR floating	4.07%(1)	LIBOR	34	$1,019,956
Interest rate swaps – Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	7	135,103
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.38%(1)	2	7,093
Interest rate caps			5	28,703

Total			48	$1,190,855

(1)	Weighted average.

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

American Capital, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the second quarter of 2005.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On June 20, 2005, we held our annual meeting of stockholders. Four matters were submitted to the stockholders for consideration:

1. To elect two directors of American Capital, each to serve a three-year term and until their successors are elected and qualified;

2. To approve the adoption of our 2005 Employee Stock Option Plan;

3. To approve an amendment to our fundamental policies repealing such policies; and

4. To ratify the selection of Ernst & Young LLP to serve as our independent public accountants for the year ending December 31, 2005.

The results of the shares voted with regard to each of these matters are as follows:

1. Election of Directors

Director	For	Withheld
Neil M. Hahl	86,716,890	1,155,264
Stan Lundine	85,953,757	1,918,397

2. Approval of 2005 Employee Stock Option Plan

For	Against	Abstain
45,012,469	7,744,932	1,168,821

3. Repeal of our fundamental policies

For	Against	Abstain
48,261,632	4,274,343	1,390,247

4. Ratification of appointment of Ernst & Young LLP as auditors

For	Against	Abstain
86,680,710	703,265	488,179

Item 5. Other Information

On August 3, 2005, we issued and sold an aggregate $126 million of senior unsecured five-year notes to institutional investors in a private placement offering pursuant to a Note Purchase Agreement (the “Agreement”), by and among Principal Life Insurance Company, Aviva Life Insurance Company, Scottish RE (US)/Nationwide Life Insurance Co 1 YR Trust, Scottish RE (US)/Nationwide Life Insurance Co 5 YR Trust, Scottish RE (US) Lincoln National, Ltd., Teachers Insurance and Annuity Association of American, Allstate Life Insurance Company, Pacific Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, American Equity Investment Life Insurance Company, The Ohio National Life Insurance Company, Beneficial Life Insurance Co., Security Financial Life Insurance Co. and us.

The unsecured notes consist of one tranche, Series 2005-A, have a fixed interest rate of 6.14% and mature on August 1, 2010. The Agreement contains customary default provisions, as well as the following default provisions: a cross-default on our debt of $15 million or more, a minimum net worth requirement of $1,124,592,393 plus seventy-five percent (75%) of any new equity, and a default triggered by a change in control. Upon the occurrence and during the continuation of an event of default under the Agreement, the notes may become immediately due and payable, either automatically, by declaration of holders of more than 50% in principal amount of the notes at the time outstanding, or, in certain circumstances, by any holder or holders of the notes at the time outstanding affected by such event of default.

J.P. Morgan Securities, Inc. and Banc of America Securities LLC served as placement agents for the offering. Net proceeds from the sale of the notes will be used for general corporate purposes and to repay outstanding indebtedness under our revolving credit facilities, including a debt facility with affiliates of each of J.P. Morgan Securities, Inc. and Banc of America Securities LLC as lenders. Affiliates of J.P. Morgan Securities, Inc. and Banc of America LLC have also performed underwriting, investment banking and advisory services for American Capital from time to time for which they have received customary fees and expenses. We issued a press release announcing the sale of the unsecured notes on August 3, 2005.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	Note Purchase Agreement, dated as of August 1, 2005, by and among American Capital Strategies, Ltd., Aviva Life Insurance Company, Principal Life Insurance Company, Scottish RE (US) / Nationwide Life Insurance Co. 1 YR Trust, Scottish RE (US) / Nationwide Life Insurance Co. 5 YR Trust, Scottish RE (US) / Lincoln National, Ltd., Teachers Insurance and Annuity Association of America, Allstate Life Insurance Company, Pacific Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, American Equity Investment Life Insurance Company, Ohio National Life Assurance Corporation, The Ohio National Life Insurance Company, Beneficial Life Insurance Company, and Security Financial Life Insurance Co.

31	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Vice President, Accounting and Reporting

Date: August 9, 2005