Form 10-Q
period 2005-09-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2005-11-09
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 31, 2005 was 108,775,167.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Investments at fair value (cost of $4,583,194 and $3,236,249, respectively)
Non-Control/Non-Affiliate investments (cost of $1,745,979 and $1,155,867, respectively)	$1,728,526	$1,157,406
Affiliate investments (cost of $446,090 and $388,310, respectively)	469,101	408,529
Control investments (cost of $2,391,125 and $1,692,072, respectively)	2,379,437	1,654,075
Interest rate derivative agreements	7,940	1,678

Total investments at fair value	4,585,004	3,221,688
Cash and cash equivalents	116,125	58,367
Restricted cash	110,503	141,895
Interest receivable	32,508	22,053
Other	127,559	47,424

Total assets	$4,971,699	$3,491,427

Liabilities and Shareholders’ Equity
Debt (maturing within one year of $192,328 and $130,883, respectively)	$2,266,906	$1,560,978
Interest rate derivative agreements	3,515	17,396
Accrued dividends payable	81,325	5,322
Other	89,831	35,305

Total liabilities	2,441,577	1,619,001

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 108,771 and 88,705 issued and 108,386 and 88,705 outstanding, respectively	1,084	887
Capital in excess of par value	2,618,704	2,010,063
Unearned compensation	(55,981)	(36,690)
Notes receivable from sale of common stock	(6,667)	(6,845)
Distributions in excess of net realized earnings	(25,313)	(63,032)
Net unrealized depreciation of investments	(1,705)	(31,957)

Total shareholders’ equity	2,530,122	1,872,426

Total liabilities and shareholders’ equity	$4,971,699	$3,491,427

Net asset value per share	$23.34	$21.11

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$48,450	$30,410	$126,905	$79,245
Affiliate investments	16,295	11,460	42,446	25,655
Control investments	49,660	26,380	129,382	78,697

Total interest and dividend income	114,405	68,250	298,733	183,597

Fee and Other Income
Non-Control/Non-Affiliate investments	16,084	6,870	29,162	18,752
Affiliate investments	3,683	1,768	8,921	3,101
Control investments	14,580	5,378	44,523	18,924

Total fee and other income	34,347	14,016	82,606	40,777

Total operating income	148,752	82,266	381,339	224,374

OPERATING EXPENSES:
Interest	27,889	10,343	67,225	22,916
Salaries, benefits and stock-based compensation	20,837	8,717	55,850	25,614
General and administrative	12,216	7,174	27,309	19,264

Total operating expenses	60,942	26,234	150,384	67,794

OPERATING INCOME BEFORE INCOME TAXES	87,810	56,032	230,955	156,580
Provision for income taxes	(1,884)	(1,314)	(7,668)	(1,369)

NET OPERATING INCOME	85,926	54,718	223,287	155,211

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	3,384	(194)	21,638	(4,851)
Affiliate investments	6,601	351	7,451	317
Control investments	(10,754)	(6,633)	10,620	(49,419)
Interest rate derivative periodic payments	(2,706)	(5,330)	(8,162)	(13,513)

Total net realized gain (loss) on investments	(3,475)	(11,806)	31,547	(67,466)

Net unrealized (depreciation) appreciation of investments
Portfolio company investments	(6,735)	27,124	10,110	94,765
Interest rate derivative periodic payment accrual	604	291	527	(3,183)
Interest rate derivative agreements	17,737	(9,728)	19,615	4,774

Total net unrealized appreciation of investments	11,606	17,687	30,252	96,356

Total net gain on investments	8,131	5,881	61,799	28,890

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$94,057	$60,599	$285,086	$184,101

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.84	$0.68	$2.34	$2.12
Diluted	$0.82	$0.67	$2.29	$2.09
NET EARNINGS PER COMMON SHARE:
Basic	$0.92	$0.75	$2.99	$2.51
Diluted	$0.90	$0.74	$2.92	$2.48
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	102,366	80,730	95,319	73,299
Diluted	104,499	81,700	97,587	74,224
DIVIDENDS DECLARED PER COMMON SHARE	$0.78	$0.72	$2.26	$2.12

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06) Common Stock Warrants (2,004 shares)(1)	$10,000	$9,835 534	$9,860 1,821

				10,369	11,681
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		246	—
Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)		124	2,443
AmSan, LLC	Distributors	Senior Debt (11.7%, Due 8/10)	25,000	24,639	24,639
Astrodyne Corporation	Electrical Equipment	Senior Debt (11.7%, Due 4/10 – 4/11) Subordinated Debt (12.0%, Due 4/12) Redeemable Preferred Stock (1 share)(1) Convertible Preferred Stock (552,705 shares)	6,500 11,000	6,359 10,841 — 10,676	6,359 10,841 — 10,676

				27,876	27,876
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (12.2%, Due 9/10) Subordinated Debt (16.0%, Due 9/11 – 9/12)	15,000 51,618	14,840 51,033	14,840 51,033

				65,873	65,873
BBB Industries, LLC	Auto Components	Senior Debt (13.2%, Due 5/11) Subordinated Debt (17.5%, Due 11/11)	20,000 5,228	19,727 5,157	19,727 5,157

				24,884	24,884
BC Natural Foods LLC	Food Products	Subordinated Debt (18.3%, Due 9/10) Common Membership Warrants (15.2% membership interest)(1)	15,168	14,680 3,331	14,680 8,658

				18,011	23,338
Beacon Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.2%, Due 2/08 – 2/11) Subordinated Debt (14.5%, Due 2/12)	8,450 10,169	8,276 10,026	8,276 10,026

				18,302	18,302
BLI Holdings Corporation	Personal Products	Subordinated Debt (16.5%, Due 10/10)(6)	18,113	17,343	879
Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.5%, Due 9/12 – 8/13)	13,150	13,006	13,006
Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)	117,139	115,385	115,385
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (9.7%, Due 7/12)	3,000	3,000	3,000
Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.7%, Due 3/10) Common Stock Warrants (197,322 shares)(1) Common Stock (11,850 shares)(1) Preferred Stock Warrants (1,564 shares)(1) Redeemable Preferred Stock (11,850 shares)(1)	24,279	21,126 5,418 — — 441	21,193 3,812 — — 141

				26,985	25,146
Colts 2005-1	Diversified Financial Services	Common Stock (360 shares)		12,751	14,176
Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt (10.7%, Due 5/11) Subordinated Debt (14.7%, Due 5/12) Redeemable Preferred Stock (20,119 shares)(1) Convertible Preferred Stock (950,000)(1) Common Stock (1 share)(1)	14,000 37,273	13,801 28,615 18,590 — —	13,801 37,068 555 — —

				61,006	51,424

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10) Common Stock Warrants (6,828 shares)(1)	15,695	15,064 695	15,064 695

				15,759	15,759
Corrpro Companies, Inc.(2)	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11) Common Stock Warrants (5,799,187 shares)(1) Redeemable Preferred Stock (2,000 shares)	14,000	11,284 3,865 1,516	11,284 5,117 1,516

				16,665	17,917
Direct Marketing International LLC	Media	Subordinated Debt (14.3%, Due 7/12)	24,092	23,736	23,736
Directed Electronics, Inc.	Household Durables	Subordinated Debt (11.8%, Due 6/11 – 6/12)	74,000	73,195	73,195
Dynisco Parent, Inc.	Electronic Equipment & Instruments	Subordinated Debt (12.6%, Due 10/11) Common Stock (10,000 shares)(1) Common Stock Warrants (2,115 shares)(1)	28,020	27,488 1,000 210	27,488 1,000 210

				28,698	28,698
EAG Acquisition, LLC	Commercial Services & Supplies	Senior Debt (7.7%, Due 10/05 – 9/10) Subordinated Debt (16.0%, Due 9/11) Common Stock Warrants (7,000,000 shares)(1) Redeemable Preferred Stock (7,000,000 shares)	13,410 11,537	13,205 11,366 — 7,044	13,205 11,366 — 7,044

				31,615	31,615
Edline, LLC	Software	Senior Debt (10.7%, Due 7/10) Subordinated Debt (12.0%, Due 7/11) Membership Warrants (2,121,212 units)(1)	2,945 5,000	2,903 3,179 1,784	2,903 3,179 1,784

				7,866	7,866
Erickson Construction, LLC	Building Products	Senior Debt (10.7%, Due 9/09)	26,000	25,731	25,731
FAMS Acquisition, Inc.	Diversified Financial Services	Senior Debt (10.2%, Due 8/08 – 8/11) Subordinated Debt (14.8%, Due 8/12 – 8/13) Convertible Preferred Stock (1,477,557 shares)(1)	32,711 24,077	32,160 23,721 35,880	32,160 23,721 35,880

				91,761	91,761
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11) Common Stock Warrants (122,397 shares)(1)	14,691	14,514 122	14,514 122

				14,636	14,636
Gibson Guitar Corp.	Leisure Equipment & Products	Senior Debt (10.7%, Due 8/10)	32,500	31,723	31,723
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12) Redeemable Preferred Stock (5,000 shares)	30,747	30,398 6,047	30,398 6,047

				36,445	36,445
HP Evenflo Acquisition Co.	Household Durables	Senior Debt (12.2%, Due 8/10) Common Stock (250,000 shares)(1)	23,000	22,755 2,500	22,755 2,500

				25,255	25,255
Infiltrator Systems, Inc.	Building Products	Subordinated Debt (14.0%, Due 9/13)	28,865	28,432	28,432
IPC Acquisition Corp.	Communications Equipment	Senior Debt (11.1%, Due 8/12)	8,000	8,000	8,000
IST Acquisitions, Inc.	Electrical Equipment	Senior Debt (11.1%, Due 5/06 – 10/11) Subordinated Debt (14.0%, Due 5/11 – 5/12) Common Stock (10,000 shares)(1) Redeemable Preferred Stock (22,000 shares) Common Stock Warrants (83,458 shares)(1)	15,075 8,993	14,927 8,722 1,000 16,347 8,346	14,927 8,722 1,000 16,347 8,346

				49,342	49,342
JAG Industries, Inc.	Metals & Mining	Subordinated Debt (0.0%, Due 10/18)(1)	1,954	1,358	61
Milton’s Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)	8,583	8,461	8,461
Mobile Tool International, Inc.	Machinery	Subordinated Debt (10.6%, Due 4/06)(6)	1,068	1,068	115

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Montana Silversmiths, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (10.8%, Due 5/06 – 10/11) Subordinated Debt (14.0%, Due 10/12) Common Stock (797,448 shares)(1)	16,854 16,212	16,536 15,983 1,000	16,536 15,983 1,000

				33,519	33,519
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10) Common Stock Warrants (247,368 shares)(1)	9,596	8,588 1,232	8,588 1,950

				9,820	10,538
NewQuest, Inc.	Health Care Providers & Services	Subordinated Debt (15.0%, Due 3/12)	35,628	35,123	35,123
Nursery Supplies, Inc.	Containers & Packaging	Subordinated Debt (14.0%, Due 5/13)	20,143	19,850	19,850
Pelican Products, Inc.	Containers & Packaging	Senior Debt (10.4%, Due 10/11)	15,000	14,796	14,796
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt (10.2%, Due 12/10 – 12/11) Subordinated Debt (15.0%, Due 12/12)	26,100 16,900	26,024 16,851	26,024 16,851

				42,875	42,875
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2,577	7,831
Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)	26,486	26,185	26,185
Rocky Shoes & Boots, Inc.(2)	Textile, Apparel & Luxury Goods	Senior Debt (11.7%, Due 1/11)	30,000	29,610	29,610
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.6%, Due 6/06 – 6/10) Subordinated Debt (14.4%, Due 6/11 – 6/12) Convertible Preferred Stock (3,000 shares)(1) Redeemable Preferred Stock (11,000 shares)(1) Convertible Preferred Stock Warrants (50,175 shares)(1)	5,200 12,315	5,148 12,055 305 6,825 5,028	5,148 12,055 305 6,825 1,278

				29,361	25,611
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)		6,582	6,203
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12) Common Stock Warrants (5,187 shares)(1)	10,500	9,934 489	9,934 489

				10,423	10,423
Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (10.7%, Due 8/09 – 8/11) Common Stock (50,000 shares)(1)	31,150	30,817 500	30,817 500

				31,317	31,317
Selig Sealing Products, Inc.	Containers & Packaging	Senior Debt (10.2%, Due 4/12)	14,500	14,292	14,292
SmithBucklin Corporation	Commercial Services & Supplies	Senior Debt (10.7%, Due 6/11) Subordinated Debt (14.5%, Due 6/12)	10,000 7,048	9,855 6,945	9,855 6,945

				16,800	16,800
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (9.7%, Due 8/09) Subordinated Debt (15.9%, Due 8/12)	9,800 12,743	9,673 12,601	9,673 12,601

				22,274	22,274

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
SSH Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (8.2%, Due 9/10 – 9/12) Subordinated Debt (14.0%, Due 9/13) Convertible Preferred Stock (511,000 shares)	68,900 18,517	67,746 18,241 51,206	67,746 18,241 51,206

				137,193	137,193
Supreme Corq Holdings, LLC	Household Products	Senior Debt (7.2%, Due 6/09 – 6/10) Subordinated Debt (12.0%, Due 6/12) Common Membership Warrants (3,359 units)(1)	2,624 5,000	2,510 4,606 381	2,510 4,606 381

				7,497	7,497
Technical Concepts Holdings, LLC	Building Products	Senior Debt (9.9%, Due 2/08 – 2/10) Subordinated Debt (12.3%, Due 2/11 – 2/12) Common Membership Warrants (792,149 units)(1)	13,971 15,000	13,932 13,575 1,703	13,932 13,575 1,703

				29,210	29,210
The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (10.9%, Due 5/10) Subordinated Debt (14.5%, Due 5/12)	17,281 12,949	17,051 12,799	17,051 12,799

				29,850	29,850
The Tensar Corporation	Construction & Engineering	Subordinated Debt (15.1%, Due 6/11) Common Stock (122,949 shares)(1) Common Stock Warrants (424,616 shares)(1) Redeemable Preferred Stock (53,490 shares)	25,188	24,845 246 6,053 955	24,845 3,875 13,036 1,196

				32,099	42,952
ThreeSixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (11.7%, Due 9/08) Common equity (1)	7,500	7,500 4,093	7,500 —

				11,593	7,500
T-NETIX, Inc.	Diversified Telecommunication Services	Common Stock (17,544 shares)(1)		1,000	973
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.5%, Due 3/11) Subordinated Debt (15.0%, Due 4/12)	13,000 16,314	12,892 16,144	12,892 16,144

				29,036	29,036
Tyden Caymen Holdings Corp	Electronic Equipment & Instruments	Senior Debt (11.2%, Due 11/11) Subordinated Debt (13.8%, Due 5/12) Common Stock (2,000,000 shares)(1)	12,000 14,500	11,793 14,289 2,000	11,793 14,289 2,000

				28,082	28,082
UAV Corporation	Leisure Equipment & Products	Junior Subordinated Debt (10.7%, Due 5/10) Senior Subordinated Debt (16.3%, Due 5/10)(6)	9,000 15,343	8,872 14,830	8,872 2,786

				23,702	11,658
Unique Fabricating Incorporated	Auto Components	Senior Debt (11.3%, Due 2/10 – 2/12) Subordinated Debt (14.9%, Due 2/13) Redeemable Preferred Stock (2,500 shares) Common Stock Warrants (6,350 shares)(1)	5,686 6,803	5,560 6,706 2,371 330	5,560 6,706 2,371 330

				14,967	14,967

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Vector Products, Inc.	Electronic Equipment & Instruments	Senior Debt (11.7%, Due 9/10)	35,000	34,478	34,478
Vigo Remittance Corp.	Diversified Financial Services	Common Stock Warrants (50,000 shares)(1)		1,213	5,184
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10) Common Stock Warrants (4,284 shares)(1)	10,539	10,155 462	10,155 1,252

				10,617	11,407
WIL Research Holding Company, Inc.	Biotechnology	Subordinated Debt (13.8%, Due 9/11)	15,444	15,269	15,269
		Redeemable Preferred Stock (5,000,000 shares)		5,809	5,809
		Convertible Preferred Stock (1,210,086 shares)		1,261	1,261

				22,339	22,339
Zenta Global, Ltd.(3)	IT Services	Senior Debt (16.7%, Due 5/11) Common Units (250,025 units)(1) Preferred Units (1,025 units)(1)	27,500	27,103 25 1,025	27,103 25 1,025

				28,153	28,153
Subtotal Non-Control / Non-Affiliate Investments				1,745,979	1,728,526

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Subordinated Debt (14.8%, Due 10/10 –11/11)	39,463	39,044	39,044
		Common Stock (855 shares)(1)		27,246	55,248

				66,290	94,292
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		25,945	25,945
Aeriform Corporation	Chemicals	Senior Debt (8.7%, Due 6/08) Senior Subordinated Debt (14.0%, Due 5/09)	21,707 475	21,707 428	21,707 428
		Junior Subordinated Debt (0.0%, Due 5/09)(1)	46,159	34,982	1,153
		Common Stock Warrants (2,419,483 shares)(1)		4,360	—
		Redeemable Preferred Stock (10 shares)(1)		119	—

				61,596	23,288
American Decorative Surfaces International, Inc.	Building Products	Senior Debt (8.1%, Due 5/06)(6) Subordinated Debt (7.0%, Due 5/11)(6) Common Stock (1 share)(1) Common Stock Warrants (64,868 shares)(1)	3,000 18,269	3,000 16,727 10,542 —	1,615 — — —
		Convertible Preferred Stock (70,000 shares)(1)		9,572	—

				39,841	1,615
ASC Industries, Inc	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11)	20,500	18,589	18,589
		Common Stock Warrants (74,888 shares)(1)		6,531	28,462
		Redeemable Preferred Stock (72,000 shares)		4,947	4,947

				30,067	51,998

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (10.7%, Due 12/07) Subordinated Debt (13.9%, Due 12/05 - 3/09) Subordinated Debt (14.0%, Due 3/09)(6) Common Stock Warrants (4,268,905 shares)(1) Convertible Preferred Stock (13,301,300 shares)(1)	5,251 18,377 8,135	5,251 15,370 3,232 2,599 2,732	5,251 15,465 5,082 1,850 —

				29,184	27,648
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14) Common Stock (100 shares)(1)	3,646	2,999 483	2,999 476

				3,482	3,475
BPWest, Inc.	Energy Equipment & Services	Senior Debt (11.2%, Due 7/11) Subordinated Debt (15.0%, Due 7/12) Redeemable Preferred Stock (780 shares) Common Stock (780,000 shares)(1)	7,000 6,043	6,898 5,954 7,946 1	6,898 5,954 7,946 1

				20,799	20,799
Bridgeport International, LLC(3)	Machinery	Senior Debt (11.1%, Due 12/05 – 11/10) Common membership units (100 units)(1)	5,332	1,029 7,000	1,029 3,038

				8,029	4,067
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1,492	400
Consolidated Utility Services, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 5/10) Common Stock (58,906 shares)(1) Redeemable Preferred Stock (3,625,000 shares)	6,656	6,566 1 3,859	6,566 1,345 3,859

				10,426	11,770
Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt (14.3%, Due 9/11 – 9/12) Redeemable Preferred Stock (252,020 shares) Common Stock Warrants (111,965 shares)(1) Common Stock (65,000 shares)(1)	14,949	14,082 17,932 11,197 6,500	14,082 17,932 11,197 6,500

				49,711	49,711
DanChem Technologies, Inc.	Chemicals	Senior Debt (9.7%, Due 12/10) Common Stock (427,719 shares)(1) Redeemable Preferred Stock (12,453 shares)(1) Common Stock Warrants (401,622 shares)(1)	12,593	12,593 2,500 10,393 2,221	12,593 — 345 —

				27,707	12,938
Dosimetry Acquisitions (U.S.), Inc. (3)	Electrical Equipment	Senior Debt (8.5%, Due 6/06 – 6/10) Subordinated Debt (16.6%, Due 6/11) Common Stock (10,000 shares)(1) Common Stock Warrants (73,333 shares)(1) Redeemable Preferred Stock (17,476 shares)	38,009 17,774	37,752 17,580 1,769 12,775 14,595	37,752 17,580 1,769 12,775 14,595

				84,471	84,471
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Senior Debt (12.0%, Due 4/10 – 4/12) Subordinated Debt (16.5%, Due 4/14) Common Stock (1,000 shares)(1)	16,700 9,664	16,445 9,524 19,025	16,445 9,524 19,025

				44,994	44,994

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
eLynx Holdings, Inc.	IT Services	Senior Debt (10.6%, Due 12/07 – 12/09) Subordinated Debt (15.0%, Due 12/10 – 12/11) Common Stock (9,326 shares)(1) Redeemable Preferred Stock (17,488 shares) Common Stock Warrants (108,735 shares)(1)	9,503 8,672	9,366 8,553 933 7,758 10,873	9,366 8,553 933 7,758 10,873

				37,483	37,483
Escort Inc.	Household Durables	Senior Debt (15.7%, Due 7/09) Subordinated Debt (12.4%, Due 7/11 – 7/12) Redeemable Preferred Stock (90,000 shares) Common Stock Warrants (175,562 shares)(1)	5,750 21,648	5,733 17,944 5,399 8,783	5,733 17,944 5,399 63,783

				37,859	92,859
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (11.2%, Due 5/11) Subordinated Debt (15.1%, Due 5/12 – 5/13) Convertible Preferred Stock (333,145 shares)	7,400 11,199	7,294 11,037 15,917	7,294 11,037 15,917

				34,248	34,248
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (8.8%, Due 10/05 – 3/08) Subordinated Debt (11.0%, Due 3/08) Common Stock Warrants (31,897 shares)(1) Convertible Preferred Stock (260,048 shares)(1)	8,143 7,766	8,110 7,711 1,110 5,732	8,142 7,720 69 1,764

				22,663	17,695
European Capital Limited(3)	Diversified Financial Services	Senior Debt (4.9%, Due 12/05) Common Stock (52,074,548 shares)(1)	9,937	9,937 50,200	9,937 50,200

				60,137	60,137
European Touch LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06) Subordinated Debt (12.4%, Due 11/06) Common Stock (2,895 shares)(1) Redeemable Preferred Stock (450 shares) Common Stock Warrants (7,105 shares)(1)	2,736 15,640	2,736 14,210 1,500 546 3,683	2,736 14,210 6,280 546 16,172

				22,675	39,944
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (17.1%, Due 11/09) Subordinated Debt (14.9%, Due 11/10 – 11/11) Common Stock (970,583 shares)(1) Redeemable Preferred Stock (145,000 shares)	4,500 12,430	4,458 12,314 9,706 10,878	4,458 12,314 22,234 10,878

				37,356	49,884
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Senior Debt (7.6%, Due 7/10 – 7/11) Subordinated Debt (14.3%, Due 7/12 – 7/13)	41,207 24,096	40,487 23,740	40,487 23,740
		Redeemable Preferred Stock (31,647,625 shares)		32,660	32,660
		Convertible Preferred Stock (2,606,275 shares)(1) Common Stock (186,161 shares)(1)		5,213 372	5,213 372

				102,472	102,472
Future Food, Inc.	Food Products	Senior Debt (11.7%, Due 7/10) Subordinated Debt (12.4%, Due 7/11 – 7/12) Common Stock (92,738 shares)(1) Common Stock Warrants (6,500 shares)(1)	9,892 14,000	9,787 12,669 18,500 1,297	9,787 12,669 16,566 1,201

				42,253	40,223

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (11.4%, Due 2/10 – 2/12) Subordinated Debt (15.0%, Due 2/13) Common Stock (221,672 shares)(1)	50,917 29,534	50,221 29,112 26,685	50,221 29,112 24,222

				106,018	103,555
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Senior Debt (12.0%, Due 11/11) Subordinated Debt (16.0%, Due 9/09 – 9/10) Common Stock (14,140 shares)(1) Redeemable Preferred Stock (16,480 shares) Common Stock Warrants (71,557 shares)(1)	4,000 18,097	3,946 18,027 1,414 12,177 7,132	3,946 18,027 1,414 12,177 7,132

				42,696	42,696
Halex Holdings, Inc.	Construction Materials	Senior Debt (10.7%, Due 7/08 – 10/08) Subordinated Debt (17.1%, Due 8/10) Common Stock (163,083 shares)(1) Redeemable Preferred Stock (1,000 shares) Convertible Preferred Stock (145,996 shares)(1)	22,450 29,094	22,148 28,934 6,784 14,449 1,603	22,148 28,934 5,065 14,449 4,535

				73,918	75,131
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt (9.5%, Due 10/05 – 5/09) Subordinated Debt (14.3%, Due 5/10) Subordinated Debt (15.0%, Due 5/10)(6) Common Membership Warrants (41.7% membership interest)(1)	18,246 10,000 4,656	18,099 9,257 3,828 3,572	18,099 9,257 1,321 —

				34,756	28,677
Hospitality Mints, Inc.	Food Products	Senior Debt (11.7%, Due 11/10) Subordinated Debt (12.4%, Due 11/11 – 11/12) Convertible Preferred Stock (95,198 shares) Common Stock Warrants (86,817 shares)(1)	7,438 18,500	7,338 18,195 21,876 53	7,338 18,195 27,583 643

				47,462	53,759
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08) Common Stock (426,205 shares)(1) Redeemable Preferred Stock (23,803 shares)(1) Common Stock Warrants (530,000 shares)(1)	16,288	15,755 4,760 18,864 5,918	15,825 — 20,261 4,375

				45,297	40,461
Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11) Common Stock (8,750 shares)(1) Redeemable Preferred Stock (1,000 shares)(1) Convertible Preferred Stock (8,750 shares)(1)	22,275	22,048 3,500 7,000 3,500	22,048 11,881 7,000 11,922

				36,048	52,851
KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 – 2/12) Common Stock (1,550,100 shares)(1) Redeemable Preferred Stock (13,950 shares)	22,542	22,308 1,550 15,915	22,308 60,966 15,915

				39,773	99,189
KIC Holdings, Inc.	Building Products	Senior Debt (12.5%, Due 9/07) Subordinated Debt (12.0%, Due 9/08)(6) Redeemable Preferred Stock (45,087 shares)(1) Common Stock (3,761 shares)(1) Common Stock Warrants (156,613 shares)(1)	7,464 11,649	7,437 11,172 31,161 5,100 3,060	7,437 6,450 — — —

				57,930	13,887

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Kirby Lester, LLC	Health Care Equipment & Supplies	Senior Debt (10.3%, Due 9/10 – 9/12) Subordinated Debt (16.0%, Due 9/13) Preferred Units (375 units)(1)	11,300 11,637	11,091 11,463 375	11,091 11,463 375

				22,929	22,929
Life-Like Holdings, Inc.	Leisure Equipment & Products	Senior Debt (8.6%, Due 6/07 – 6/10) Subordinated Debt (14.2%, Due 6/11 – 6/12) Common Stock (20,000 shares)(1) Redeemable Preferred Stock (8,800 shares) Common Stock Warrants (41,164 shares)(1)	30,000 22,140	29,658 21,746 2,000 5,790 4,116	29,658 21,746 966 5,790 3,341

				63,310	61,501
Logex Corporation	Road & Rail	Senior Subordinated Debt (12.0%, Due 7/08) Junior Subordinated Debt (14.0%, Due 7/08)(6) Common Stock Warrants (137,839 shares)(1) Redeemable Preferred Stock (695 shares)(1)	22,322 6,316	21,024 4,757 7,454 3,929	21,024 4,134 — —

				37,164	25,158
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt (9.2%, Due 2/10) Subordinated Debt (18.0%, Due 2/13) Preferred Units (800 units)(1)	7,400 9,354	7,275 9,224 11,000	7,275 9,224 17,668

				27,499	34,167
MBT International, Inc.	Distributors	Senior Subordinated Debt (13.0%, Due 5/09) Junior Subordinated Debt (9.0%, Due 5/06 –5/09)(6)	1,838 6,117	1,634 4,051	1,634 4,051

				5,685	5,685
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06) Common Membership Warrants (50,128 units)(1)	11,200	10,609 2,038	10,609 25,148

				12,647	35,757
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.2%, Due 6/06 – 8/23) Subordinated Debt (8.0%, Due 7/13) Common Stock (771,839 shares)(1)	61,012 576	60,143 94 95	60,162 575 921

				60,332	61,658
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.0%, Due 12/08 – 12/09) Common Stock (100 shares)(1) Convertible Preferred Stock (32,043 shares)(1)	33,225	27,884 — 11,500	27,983 — 17,085

				39,384	45,068
NPC Holdings, Inc.	Building Products	Senior Debt (10.5%, Due 6/06 – 6/12) Subordinated Debt (15.0%, Due 6/13) Common Stock (80 shares)(1) Redeemable Preferred Stock (13,275 shares) Convertible Preferred Stock (13,690 shares) Convertible Preferred Stock Warrants (43,782 shares)(1)	4,835 8,056	4,736 7,938 8 9,184 1,384 4,378	4,736 7,938 8 9,184 1,384 4,378

				27,628	27,628
nSpired Holdings, Inc.	Food Products	Senior Debt (9.3%, Due 12/08 – 12/09) Subordinated Debt (18.0%, Due 8/07) Common Stock (169,018 shares)(1) Redeemable Preferred Stock (29,500 shares)(1)	16,731 9,540	16,552 9,396 5,000 29,500	16,552 9,469 — 1,645

				60,448	27,666

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Optima Bus Corporation	Machinery	Senior Debt (8.8%, Due 6/06 – 1/08) Subordinated Debt (10.0%, Due 5/11) (6) Common Stock (20,464 shares)(1) Convertible Preferred Stock (2,751,743 shares)(1)	5,274 6,000	5,274 4,610 1,895 24,622	5,274 3,754 — —
		Common Stock Warrants (43,150 shares)(1)		4,041	—

				40,442	9,028
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10) Common Stock (341,222 shares)(1) Common Stock Warrants (29,205 shares)(1)	4,632	4,632 1,089 —	4,632 6,064 519

				5,721	11,215
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (9.6%, Due 12/09 – 8/11) Subordinated Debt (17.4%, Due 5/10 – 12/12) Common Stock (98,799 shares)(1)	34,922 26,468	34,344 26,150 20,562	34,344 26,150 20,562

				81,056	81,056
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (7.9%, Due 6/10 – 6/12) Subordinated Debt (13.5%, Due 6/13) Common Stock (69,120 shares)(1) Redeemable Preferred Stock (62,210 shares) Common Stock Warrants (199,095 shares)(1)	85,842 24,587	84,503 24,228 6,629 43,773 19,910	84,503 24,228 6,629 43,773 19,910

				179,043	179,043
Precitech, Inc.	Machinery	Senior Debt (10.1%, Due 12/09 – 12/10) Senior Subordinated Debt (16.0%, Due 12/11) Junior Subordinated Debt (17.0%, Due 12/12)(6)	6,222 2,062 6,826	6,208 2,062 5,048	6,208 2,062 1,067
		Redeemable Preferred Stock (35,807 shares)(1)		7,186	—
		Common Stock (22,040 shares)(1)		2,204	—
		Common Stock Warrants (22,783)(1)		2,278	—

				24,986	9,337
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt (8.7%, Due 6/10) Subordinated Debt (17.0%, Due 6/13) Membership Units (760 units)(1)	12,705 9,918	11,878 9,776 9,500	11,878 9,776 9,500

				31,154	31,154
Specialty Brands of America, Inc.	Food Products	Senior Debt (9.4%, Due 12/05 – 5/11) Subordinated Debt (15.4%, Due 9/08 – 5/13) Redeemable Preferred Stock (209,303 shares) Convertible Preferred Stock (336,000 shares) Common Stock (33,916 shares)(1) Common Stock Warrants (97,464 shares)(1)	27,131 21,870	26,823 21,629 14,269 34,531 3,392 9,746	26,823 21,629 14,269 34,531 3,392 9,746

				110,390	110,390
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)(6)	7,490	6,290	1,202
Stravina Holdings, Inc.	Personal Products	Senior Debt (11.7%, Due 1/10 – 4/11) Subordinated Debt (17.4%, Due 4/13)(6) Common Stock (1,000 shares)(1)	41,664 33,653	41,322 26,986 1	41,322 11,962 1

				68,309	53,285

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Warner Power, LLC	Electrical Equipment	Senior Debt (10.7%, Due 12/07)	6,450	6,450	6,450
		Subordinated Debt (12.7%, Due 12/06 – 12/07)	6,500	6,074	4,858
		Subordinated Debt (13.0%, Due 12/07)(6)	3,500	2,528	—
		Common Membership Units (916 units)(1)		1,123	—
		Common Membership Warrants (916 units)(1)		1,123	700

				17,298	12,008
Weber Nickel Technologies, Ltd. (3)	Machinery	Subordinated Debt (17.7%, Due 2/06 – 9/12)	16,536	16,381	16,381
		Common Stock (44,834 shares)(1)		1,171	—
		Redeemable Preferred Stock (14,796 shares)(1)		11,847	3,781

				29,399	20,162
WWC Acquisitions, Inc	Commercial Services & Supplies	Senior Debt (10.7%, Due 12/07 – 12/11)	11,914	11,711	11,711
		Subordinated Debt (14.2%, Due 12/12 – 12/13)	22,301	21,985	21,985
		Common Stock (4,826,476 shares)(1)		21,237	38,082

				54,933	71,778
Subtotal Control Investments				2,391,125	2,379,437

AFFILIATE INVESTMENTS
Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (12.3%, Due 12/09 – 12/10) Subordinated Debt (15.5%, Due 12/12) Common Stock (281,534 shares)(1) Common Stock Warrants (101,179 shares)(1)	18,000 27,734	17,723 27,346 — —	17,723 27,346 6,116 2,198

				45,069	53,383
Compusearch Holdings Company, Inc.	Software	Senior Debt (7.3%, Due 6/10 – 6/11) Subordinated Debt (12.0%, Due 6/12) Convertible Preferred Stock (40,039 shares)	17,331 12,500	17,012 12,316 1,528	17,012 12,316 1,528

				30,856	30,856
Continental Structural Plastics, Inc.	Auto Components	Subordinated Debt (14.0%, Due 2/13) Common Stock (3,000 shares)(1) Redeemable Preferred Stock (2,700 shares)	11,132	10,971 300 2,830	10,971 300 2,830

				14,101	14,101
Edge Products, LLC	Auto Components	Senior Debt (8.7%, Due 3/10) Subordinated Debt (12.4%, Due 3/13)	11,025 13,594	10,827 13,398	10,827 13,398
		Common Membership Units (7,620 units)(1)		1,749	2,320
		Common Membership Warrants (13,780 units)(1)		62	1,767

				26,036	28,312
FMI Holdco I, LLC	Road & Rail	Subordinated Debt (13.0%, Due 4/10) Common units (626,085 units)(1) Preferred units (410,778 units)(1)	13,545	12,545 2,683 1,704	12,545 2,396 1,704

				16,932	16,645

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Marcal Paper Mills, Inc.	Household Products	Senior Debt (16.1%, Due 12/06) Subordinated Debt (20.5%, Due 12/09) Common Stock Warrants (767,267 shares)(1) Common Stock (209,254 shares)(1)	22,379 28,771	22,371 24,696 5,001 —	22,371 24,696 8,791 2,854

				52,068	58,712
Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1,500	3,526
Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12) Preferred Units (900 units)(1) Common Units (100,000 units)(1) Common Membership Warrants (41,360 units)(1)	8,787	8,656 900 100 41	8,656 900 336 139

				9,697	10,031
Northwest Coatings, LLC	Containers & Packaging	Senior Debt (12.2%, Due 2/08 – 3/08) Subordinated Debt (15.0%, Due 11/10) Common Units (380,828 units)(1) Redeemable Preferred Units (3,291,265 units)(1)	10,700 10,366	10,540 10,225 333 3,138	10,540 10,225 — 2,775

				24,236	23,540
PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)		1,052	5,192
Qualitor Component Holdings, LLC.	Auto Components	Subordinated Debt (15.0%, Due 12/12) Common Units (500,000 units)(1) Preferred Units (4,500,000 units)(1)	28,612	28,211 500 4,500	28,211 500 4,500

				33,211	33,211
Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)		3,044	5,256
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12) Common Stock (10,000 shares)(1)	17,613	17,438 10,000	17,438 10,000

				27,438	27,438
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (14.8%, Due 12/10) Subordinated Debt (14.5%, Due 12/11) Partnership Units (144,552 units)(1) Preferred Partnership Units (57,143 units)(1)	7,415 9,083	7,313 8,602 1,253 754	7,313 8,602 1,253 754

				17,922	17,922
TechBooks, Inc.	IT Services	Subordinated Debt (16.3%, Due 8/09) Convertible Preferred Stock (4,373,178 shares)(1)	30,157	29,718 15,000	29,718 15,000

				44,718	44,718
The Hygenic Corporation	Health Care Equipment & Supplies	Subordinated Debt (15.5%, Due 1/12) Common Stock (200,000 shares)(1) Redeemable Preferred Stock (9,000 shares)	10,874	10,757 1,000 10,200	10,757 5,735 10,200

				21,957	26,692
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.3%, Due 12/05 – 6/07) Common Stock (131,399 shares)(1) Redeemable Preferred Stock (131,399 shares)(1)	16,150	16,107 13 3,972	13,405 — —

				20,092	13,405

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2005

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Unwired Holdings, Inc.	Household Durables	Senior Debt (11.8%, Due 6/10 – 6/11)	7,600	7,280	7,280
		Subordinated Debt (15.0%, Due 6/12 – 6/13)	15,141	14,919	14,919
		Common Stock (99 shares)(1)		1	1
		Preferred Stock (16,200 shares)		16,658	16,658
		Convertible Preferred Stock (179,901 shares)		1,812	1,812

				40,670	40,670
WFS Holding, Inc.	Software	Subordinated Debt (14.0%, Due 2/12) Convertible Preferred Stock (35,000,000 shares)	12,162	11,991 3,500	11,991 3,500

				15,491	15,491
Subtotal Affiliate Investments				446,090	469,101
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	22 Contracts Notional Amounts Totaling $739,646		$—	7,389
	Interest Rate Swaption – Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $7,093		—	130
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $26,135		—	421

Subtotal Interest Rate Derivative Agreements				—	7,940
Total Investment Assets				$4,583,194	$4,585,004
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	16 Contracts Notional Amounts Totaling $237,764		$—	$(3,352)
	Interest Rate Swap – Pay Floating/ Receive Floating	5 Contracts Notional Amounts Totaling $106,869		—	(163)
Total Investment Liabilities				$—	$(3,515)

(1)	Non-income producing.
(2)	Public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06) Common Stock Warrants (2,004 shares)(1)	$10,000	$9,749 534	$9,786 1,660

				10,283	11,446
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		246	—
Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)		124	951
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (10.8%, Due 9/10) Subordinated Debt (16.0%, Due 9/11 – 9/12)	15,000 50,456	14,820 49,840	14,820 49,840

				64,660	64,660
BBB Industries, LLC	Auto Components	Senior Debt (10.4%, Due 11/09 – 5/11) Subordinated Debt (17.5%, Due 11/11)	26,500 5,013	26,070 4,939	26,070 4,939

				31,009	31,009
BC Natural Foods LLC	Food Products	Senior Debt (10.4%, Due 9/07) Subordinated Debt (16.5%, Due 1/08 – 7/09)	4,800 30,460	4,786 28,490	4,786 28,490
		Common Membership Warrants (15.2% membership interest)(1)		3,331	8,658

				36,607	41,934
BLI Holdings Corp.	Personal Products	Subordinated Debt (16.5%, Due 10/10)(6)	17,655	17,326	3,342
Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.4%, Due 9/12 – 8/13)	12,643	12,494	12,494
Bumble Bee Seafoods, L.P.	Food Products	Partnership Units (465 units)(1)		465	2,487
CamelBak Products, LLC	Leisure Equipment & Products	Subordinated Debt (14.8%, Due 11/10)	39,239	38,797	38,797
Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.8%, Due 3/10) Common Stock Warrants (197,322 shares)(1)	25,157	21,575 5,418	21,666 3,812
		Common Stock (11,850 shares)(1)		—	—
		Redeemable Preferred Stock (11,850 shares)(1)		441	141

				27,434	25,619
CIVCO Holding, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.1%, Due 7/10 – 7/11) Common Stock (210,820 shares)(1)	27,494	24,413 2,127	24,413 1,491
		Common Stock Warrants (609,060 shares)(1)		2,934	4,307

				29,474	30,211
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10) Common Stock Warrants (6,828 shares)(1)	15,459	14,774 695	14,774 695

				15,469	15,469
Corrpro Companies, Inc.(2)	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11) Common Stock Warrants (5,799,187 shares)(1)	14,000	11,076 3,865	11,076 3,865
		Redeemable Preferred Stock (2,000 shares)		1,282	1,282

				16,223	16,223
Directed Electronics, Inc.	Household Durables	Subordinated Debt (11.1%, Due 6/11 – 6/12)	74,000	73,128	73,128

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants (405,326 shares)(1) Convertible Preferred Stock (155,280 shares)(1)		612 1,319	— 300

				1,931	300
Pelican Products, Inc.	Containers & Packaging	Senior Debt (9.5%, Due 10/11)	15,000	14,778	14,778
Phillips & Temro Holdings LLC	Auto Components	Senior Debt (8.8%, Due 12/09 – 12/11) Subordinated Debt (15.0%, Due 11/09 – 12/12)	23,955 15,000	23,461 14,775	23,461 14,775

				38,236	38,236
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2,577	14,501
Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)	25,893	25,578	25,578
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (10.6%, Due 6/05 – 6/10) Subordinated Debt (14.4%, Due 6/11 – 6/12) Convertible Preferred Stock (3,000 shares) Redeemable Preferred Stock (11,000 shares)	4,804 12,130	4,731 11,855 303 6,594	4,731 11,855 303 6,594
		Convertible Preferred Stock Warrants (50,175 shares)(1)		5,028	5,028

				28,511	28,511
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)		6,582	6,203
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)	10,520	9,916	9,916
		Common Stock Warrants (5,187 shares)(1)		489	489

				10,405	10,405
Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (9.7%, Due 8/09 – 8/11) Common Stock (50,000 shares)(1)	31,788	31,406 500	31,406 500

				31,906	31,906
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (8.2%, Due 8/09) Subordinated Debt (15.9%, Due 8/12)	9,950 12,408	9,799 12,258	9,799 12,258

				22,057	22,057
Stravina Operating Company, LLC	Personal Products	Senior Subordinated Debt (17.0%, Due 5/10) Junior Subordinated Debt (18.5%, Due 8/11)(6)	20,323 8,080	20,259 7,820	20,259 7,643
		Common Stock (1,000 shares)(1)		1,000	—

				29,079	27,902
Supreme Corq Holdings, LLC	Household Products	Senior Debt (5.9%, Due 6/09 – 6/10) Subordinated Debt (12.0%, Due 6/12) Common Membership Warrants (3,359 units)(1)	2,229 5,000	2,095 4,577 381	2,095 4,577 381

				7,053	7,053
Technical Concepts Holdings, LLC	Building Products	Senior Debt (8.3%, Due 2/08 – 2/10) Subordinated Debt (12.3%, Due 2/11 – 2/12)	15,615 15,000	15,563 13,460	15,563 13,460
		Common Membership Warrants (792,149 units)(1)		1,703	1,703

				30,726	30,726

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (9.6%, Due 5/10) Subordinated Debt (14.5%, Due 5/12)	17,413 12,706	17,145 12,540	17,145 12,540

				29,685	29,685
The Lion Brewery, Inc.	Beverages	Subordinated Debt (9.8%, Due 1/09) Common Stock Warrants (540,000 shares)(1)	6,600	6,169 675	6,215 4,381

				6,844	10,596
The Tensar Corporation	Construction & Engineering	Subordinated Debt (15.0%, Due 6/11) Common Stock (122,301 shares)(1)	24,040	23,680 243	23,680 1,351
		Common Stock Warrants (403,770 shares)(1)		6,006	4,459
		Redeemable Preferred Stock (53,490 shares)		904	904

				30,833	30,394
ThreeSixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (10.3%, Due 9/08) Common equity(1)	9,229	9,229 4,093	9,229 —

				13,322	9,229
T-NETIX, Inc.	Diversified Telecommunication Services	Common Stock (17,544 shares)(1)		1,000	1,000
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (9.6%, Due 3/11) Subordinated Debt (15.0%, Due 4/12)	13,000 15,951	12,881 15,772	12,881 15,772

				28,653	28,653
UAV Corporation	Leisure Equipment & Products	Subordinated Debt (16.3%, Due 5/10)	14,792	14,746	14,746
Valley Proteins, Inc.	Food Products	Subordinated Debt (11.3%, Due 6/11)	10,000	9,881	9,881
Vigo Remittance Corp.	Diversified Financial Services	Common Stock Warrants (50,000 shares)(1)		1,213	1,396
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10) Common Stock Warrants (4,284 shares)(1)	10,381	9,958 462	9,958 462

				10,420	10,420
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.8%, Due 12/06 – 12/07)	10,000	8,670	6,891
		Common Membership Warrants (1,832 units)(1)		2,246	892

				10,916	7,783
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (17.3%, Due 6/10)	7,712	7,678	7,678
WIL Research Holding Company, Inc.	Biotechnology	Subordinated Debt (14.3%, Due 9/11) Redeemable Preferred Stock (5,000,000 shares)	15,126	14,941 5,204	14,941 5,204
		Convertible Preferred Stock (1,000,000 shares)		1,012	1,012

				21,157	21,157
Subtotal Non-Control / Non-Affiliate Investments				1,155,867	1,157,406

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Senior Debt (12.3%, Due 3/10) Subordinated Debt (16.0%, Due 11/10 – 11/11)	9,000 29,656	8,901 29,311	8,901 29,311
		Common Stock (855 shares)(1)		27,246	42,046

				65,458	80,258
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		26,617	26,617
ACS PTI, Inc.	Auto Components	Common Stock (1,000 shares)(1)		348	2,239
Aeriform Corporation	Chemicals	Senior Debt (7.8%, Due 6/08)	21,712	21,704	21,704
		Senior Subordinated Debt (14.0%, Due 5/09)	429	429	429
		Junior Subordinated Debt (0.0%, Due 5/09)(6)	46,154	34,959	1,130
		Common Stock Warrants (2,419,483 shares)(1)		4,360	—
		Redeemable Preferred Stock (10 shares)(1)		118	—

				61,570	23,263
American Decorative Surfaces International, Inc.	Building Products	Senior Debt (6.7%, Due 5/05) Subordinated Debt (7.0%, Due 5/11 – 5/12)(6)	1,000 17,327	1,000 16,727	1,000 7,661
		Common Stock (1 share)(1)		10,543	—
		Common Stock Warrants (94,868 shares)(1)		—	—
		Convertible Preferred Stock (100,000 shares)(1)		13,674	—

				41,944	8,661
ASC Industries, Inc	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11)	20,500	18,336	18,336
		Common Stock Warrants (74,888 shares)(1)		6,531	23,401
		Redeemable Preferred Stock (72,000 shares)		4,500	4,500

				29,367	46,237
Automatic Bar Controls, Inc.	Commercial Services & Supplies	Senior Debt (10.5%, Due 6/07) Subordinated Debt (17.1%, Due 6/09) Common Stock (595,364 shares)(1)	11,067 14,733	11,031 14,524 7,000	11,031 14,524 20,725
		Common Stock Warrants (15,459 shares)(1)		182	519

				32,737	46,799
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (9.3%, Due 12/07) Subordinated Debt (14.0%, Due 3/09) Subordinated Debt (14.0%, Due 3/09)(6)	5,251 6,000 19,334	5,251 5,409 12,452	5,251 5,448 3,998
		Common Stock Warrants (4,268,905 shares)(1)		2,599	—
		Convertible Preferred Stock (13,301,300 shares)(1)		2,732	—

				28,443	14,697

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Escort Inc.	Household Durables	Senior Debt (14.2%, Due 7/09)	5,750	5,728	5,728
		Subordinated Debt (12.4%, Due 7/11 – 7/12)	21,648	17,688	17,688
		Redeemable Preferred Stock (90,000 shares)		4,868	4,868
		Common Stock Warrants (175,562 shares)(1)		8,783	37,697

				37,067	65,981
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (7.3%, Due 5/05 – 3/08) Subordinated Debt (11.0%, Due 3/08)	8,622 7,766	8,582 7,686	8,622 7,697
		Common Stock Warrants (31,897 shares)(1)		1,110	69
		Convertible Preferred Stock (258,618 shares)(1)		4,302	334

				21,680	16,722
European Touch LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06) Subordinated Debt (12.4%, Due 11/06) Common Stock (2,895 shares)(1) Redeemable Preferred Stock (450 shares) Common Stock Warrants (7,105 shares)(1)	3,436 15,342	3,418 13,181 1,500 515 3,683	3,418 13,181 4,525 515 11,862

				22,297	33,501
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (15.7%, Due 11/09) Subordinated Debt (14.9%, Due 11/10 – 11/11)	4,500 11,195	4,452 11,070	4,452 11,070
		Common Stock (970,583 shares)(1)		9,706	14,658
		Redeemable Preferred Stock (145,000 shares)		9,886	9,886

				35,114	40,066
Future Food, Inc.	Food Products	Senior Debt (10.2%, Due 7/10) Subordinated Debt (12.4%, Due 7/11 – 7/12) Common Stock (92,738 shares)(1) Common Stock Warrants (6,500 shares)(1)	9,967 14,000	9,849 12,577 18,500 1,297	9,849 12,577 18,500 1,297

				42,223	42,223
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Senior Debt (10.6%, Due 11/11) Subordinated Debt (16.0%, Due 9/09 – 9/10) Common Stock (14,140 shares)(1) Redeemable Preferred Stock (16,160 shares) Common Stock Warrants (71,557 shares)(1)	4,000 17,757	3,941 17,680 1,414 10,711 7,132	3,941 17,680 1,414 10,711 7,132

				40,878	40,878
Halex Holdings, Inc.	Construction Materials	Senior Debt (10.6%, Due 7/08 – 10/08) Subordinated Debt (17.1%, Due 8/10) Common Stock (163,083 shares)(1) Redeemable Preferred Stock (1,000 shares) Convertible Preferred Stock (145,996 shares)	16,300 28,210	15,925 28,035 6,784 13,931 1,771	15,925 28,035 6,784 13,931 7,956

				66,446	72,631
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt (8.4%, Due 5/05) Subordinated Debt (14.5%, Due 5/10) Common Membership Warrants (41.7% membership interest)(1)	11,804 14,656	11,180 13,257 3,572	11,180 13,257 1,527

				28,009	25,964

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.0%, Due 6/06 – 8/23) Subordinated Debt (8.0%, Due 7/13) Common Stock (771,839 shares)(1)	59,476 541	58,493 60 95	58,524 541 2,234

				58,648	61,299
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.0%, Due 12/08 – 12/09)	34,491	28,411	28,543
		Common Stock (100 shares)(1)		—	—
		Convertible Preferred Stock (32,043 shares)(1)		11,500	7,910

				39,911	36,453
nSpired Holdings, Inc.	Food Products	Senior Debt (7.4%, Due 12/08 – 12/09) Subordinated Debt (18.0%, Due 8/07) Common Stock (169,018 shares)(1) Redeemable Preferred Stock (25,500 shares)(1)	19,584 9,355	19,359 9,263 5,000 25,500	19,359 9,263 — 17,784

				59,122	46,406
Optima Bus Corporation	Machinery	Senior Debt (7.3%, Due 6/06 – 1/08)	3,734	3,734	3,734
		Subordinated Debt (10.0%, Due 5/11)(6)	6,000	5,103	4,313
		Common Stock (20,464 shares)(1)		1,896	—
		Convertible Preferred Stock (2,751,743 shares)(1)		24,625	—
		Common Stock Warrants (43,150 shares)(1)		4,041	—

				39,399	8,047
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10) Common Stock (341,222 shares)(1)	4,632	4,632 1,089	4,632 1,854

				5,721	6,486
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (9.5%, Due 12/09 – 6/11) Subordinated Debt (15.5%, Due 12/12) Common Stock (98,799 shares)(1)	40,950 22,020	40,263 21,690 20,562	40,263 21,690 20,562

				82,515	82,515
Precitech, Inc.	Machinery	Senior Debt (9.3%, Due 12/09 – 12/10) Senior Subordinated Debt (16.0%, Due 12/11)	4,572 2,000	4,553 2,000	4,553 2,000
		Junior Subordinated Debt (17.0% Due 12/12)(6)	6,003	5,073	1,092
		Redeemable Preferred Stock (35,807 shares)(1)		7,186	—
		Common Stock (22,040 shares)(1)		2,204	—
		Common Stock Warrants (22,783)(1)		2,278	—

				23,294	7,645
Roadrunner Freight Systems, Inc.	Road & Rail	Subordinated Debt (15.5%, Due 7/09 – 7/10)	5,247	4,334	4,334
		Common Stock (309,361 shares)(1)		13,550	23,035
		Common Stock Warrants
		(65,000 shares)(1)		2,840	4,602

				20,724	31,971

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Specialty Brands of America, Inc.	Food Products	Senior Debt (8.2%, Due 12/05 – 12/09)	11,448	11,340	11,340
		Subordinated Debt (15.4%, Due 9/08 – 12/11)	16,121	15,942	15,942
		Redeemable Preferred Stock
		(209,303 shares)		12,892	12,892
		Common Stock (33,916 shares)(1)		3,392	3,392
		Common Stock Warrants
		(97,464 shares)(1)		9,746	9,746

				53,312	53,312
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)(6)	6,200	4,996	4,996
		Common Stock (4,735,000 shares)(1)		19,076	97
		Common Stock Warrants (465,000 shares)(1)		2,869	—

				26,941	5,093
Weber Nickel Technologies, Ltd.(3)	Machinery	Subordinated Debt (16.7%, Due 9/12) Common Stock (44,834 shares)(1)	10,920	10,760 1,171	10,760 1,171
		Redeemable Preferred Stock (14,796 shares)		12,070	12,070

				24,001	24,001
WWC Acquisitions, Inc	Commercial Services & Supplies	Senior Debt (9.4%, Due 12/07 – 12/11) Subordinated Debt (14.2%, Due 12/12 – 12/13)	11,500 22,011	11,268 21,681	11,268 21,681
		Common Stock (4,826,476 shares)(1)		21,237	21,237

				54,186	54,186
Subtotal Control Investments				1,692,072	1,654,075

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (8.1%, Due 12/09 – 12/10) Subordinated Debt (15.5%, Due 12/12) Common Stock (281,534 shares)(1) Common Stock Warrants (48 shares)(1)	48,000 27,000	47,242 26,595 — —	47,242 26,595 4,407 1,584

				73,837	79,828
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.3%, Due 11/11) Common Stock (447,285 shares)(1)	70,129	67,608 45	67,608 2,821
		Convertible Preferred Stock (447,285 shares)		10,737	13,559
		Common Stock Warrants (132,957 shares)(1)		1,674	1,708

				80,064	85,696
FMI Holdco I, LLC	Road & Rail	Senior Debt (9.8%, Due 4/05 – 4/08) Subordinated Debt (13.0%, Due 4/10) Common units (589,373 units)(1) Preferred units (273,224 units)(1)	18,259 13,545	18,183 12,435 2,683 1,567	18,183 12,435 1,306 1,300

				34,868	33,224

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Futurelogic Group, Inc.	Computers & Peripherals	Senior Debt (10.4%, Due 12/07) Subordinated Debt (13.9%,	14,000	13,811	13,811
		Due 12/10 – 6/11)	13,646	13,604	13,604
		Common Stock (20,000 shares)(1)		20	2,565
		Common Stock Warrants (10,425 shares)(1)		—	1,337

				27,435	31,317
Marcal Paper Mills, Inc.	Household Products	Senior Debt (15.8%, Due 12/06) Subordinated Debt (20.5%, Due 12/09) Common Stock Warrants(1) Common Stock (209,254 shares)(1)	22,852 27,294	22,837 22,786 5,001 —	22,837 22,786 4,773 —

				50,624	50,396
Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1,500	2,262
Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12) Preferred Units (900 units)(1) Common Units (100,000 units)(1) Common Membership Warrants (41,360 units)(1)	8,655	8,507 900 100 41	8,507 900 100 41

				9,548	9,548
NWCC Acquisition, LLC	Containers & Packaging	Subordinated Debt (15.0%, Due 11/10) Common Units (320,924 units)(1) Redeemable Preferred Units (2,763,846 units)(1)	10,221	9,743 291 2,764	9,743 24 2,335

				12,798	12,102
PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)		1,052	5,192
Qualitor Component Holdings, LLC.	Auto Components	Subordinated Debt (15.0%, Due 12/12) Common Units (500,000 units)(1) Preferred Units (4,500,000 units)(1)	28,024	27,604 500 4,510	27,604 500 4,510

				32,614	32,614
Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)		3,044	4,501
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (13.4%, Due 12/10) Subordinated Debt (14.5%, Due 12/11) Partnership Units (144,552 units)(1) Preferred Partnership Units (57,143 units)(1)	8,939 8,947	8,805 8,431 1,253 754	8,805 8,431 1,253 754

				19,243	19,243
The Hygenic Corporation	Health Care Equipment & Supplies	Subordinated Debt (15.5%, Due 1/12) Common Stock (200,000 shares)(1) Redeemable Preferred Stock (9,000 shares)	10,590	10,468 1,000 9,660	10,468 1,000 9,660

				21,128	21,128
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.0%, Due 12/05 – 6/07) Common Stock (131,399 shares)(1) Redeemable Preferred Stock (131,399 shares)	16,150	16,088 13 4,454	16,088 936 4,454

				20,555	21,478
Subtotal Affiliate Investments				388,310	408,529

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	4 Contracts Notional Amounts Totaling $217,000		—	1,011
	Interest Rate Swaption – Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $7,093		—	200
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $28,703		—	467

Subtotal Interest Rate Derivative Agreements				—	1,678
Total Investment Assets				$3,236,249	$3,221,688
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap – Pay Fixed/ Receive Floating	30 Contracts Notional Amounts Totaling $802,956		$—	$(17,008)
	Interest Rate Swap – Pay Floating/ Receive Floating	7 Contracts Notional Amounts Totaling $135,103		—	(388)
Total Investment Liabilities				$—	$(17,396)

(1)	Non-income producing.
(2)	Public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
Operations:
Net operating income	$223,287	$155,211
Net realized gain (loss) on investments	31,547	(67,466)
Net unrealized appreciation of investments	30,252	96,356

Net increase in net assets resulting from operations	285,086	184,101

Shareholder distributions:
Common stock dividends	(217,115)	(153,683)

Net decrease in net assets resulting from shareholder distributions	(217,115)	(153,683)

Capital share transactions:
Issuance of common stock	543,980	442,229
Issuance of common stock under stock option plans	34,933	33,768
Issuance of common stock under dividend reinvestment plan	14,159	721
Issuance of non-recourse notes receivable to purchase common stock	(7,075)	—
Purchase of common stock held in deferred compensation trust	(6,530)	—
Decrease in notes receivable from sale of common stock	178	1,921
Stock-based compensation	10,080	5,421
Income tax deduction related to exercise of stock options	—	1,821

Net increase in net assets resulting from capital share transactions	589,725	485,881

Total increase in net assets	657,696	516,299
Net assets at beginning of period	1,872,426	1,175,915

Net assets at end of period	$2,530,122	$1,692,214

Net asset value per common share	$23.34	$20.18

Common shares outstanding at end of period	108,386	83,849

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Operating activities:
Net increase in net assets resulting from operations	$285,086	$184,101
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized appreciation of investments	(30,252)	(96,356)
Net realized (gain) loss on investments	(31,547)	67,466
Accretion of loan discounts	(9,486)	(8,912)
Increase in accrued payment-in-kind dividends and interest	(56,107)	(34,016)
Collection of loan origination fee discounts	21,995	11,046
Amortization of deferred finance costs and debt discount	7,223	5,482
Stock-based compensation	10,080	5,421
Depreciation of property and equipment	1,482	1,089
Increase in interest receivable	(9,847)	(6,013)
(Increase) decrease in other assets	(67,890)	1,090
Increase (decrease) in other liabilities	46,585	(4,346)

Net cash provided by operating activities	167,322	126,052

Investing activities:
Purchases of investments	(2,036,110)	(1,193,382)
Principal repayments	468,657	320,712
Proceeds from sale of senior debt investments	165,903	97,823
Collection of payment-in-kind notes and dividends	16,831	4,966
Collection of accreted loan discounts	3,371	6,762
Proceeds from sale of equity investments	113,258	16,785
Purchase of government securities	(99,938)	(99,983)
Sale of government securities	99,938	99,983
Interest rate derivative periodic payments	(8,162)	(13,513)
Capital expenditures of property and equipment	(4,005)	(1,660)
Repayments of employee notes receivable issued in exchange for common stock	178	1,921

Net cash used in investing activities	(1,280,079)	(759,586)

Financing activities:
Draws on revolving debt facilities, net	678,883	439,129
Repayments of notes payable	(194,694)	(320,170)
Proceeds from debt issuances	201,492	167,000
Proceeds from repurchase agreements, net	20,154	72,437
Increase in deferred financing costs	(5,066)	(6,859)
Decrease (increase) in debt service escrows	31,392	(11,902)
Issuance of common stock	578,913	475,997
Issuance of non-recourse notes to purchase common stock	(7,075)	—
Purchase of common stock held in deferred compensation trust	(6,530)	—
Distributions paid	(126,954)	(98,457)

Net cash provided by financing activities	1,170,515	717,175

Net increase in cash and cash equivalents	57,758	83,641
Cash and cash equivalents at beginning of period	58,367	8,020

Cash and cash equivalents at end of period	$116,125	$91,661

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$14,159	$721

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Per Share Data:
Net asset value at beginning of the period	$21.11	$17.83

Net operating income(1)	2.34	2.12
Net realized gain (loss) on investments(1)	0.33	(0.92)
Net unrealized appreciation on investments(1)	0.32	1.31

Net increase net assets resulting from operations(1)	2.99	2.51
Issuance of common stock	1.51	1.88
Effect of (dilution) antidilution(2)	(0.01)	0.08
Distribution of net investment income	(2.26)	(2.12)

Net asset value at end of period	$23.34	$20.18

Ratio/Supplemental Data:
Per share market value at end of period	$36.66	$31.34
Total return(3)	17.7%	12.9%
Shares outstanding at end of period	108,386	83,849
Net assets at end of period	$2,530,122	$1,692,214
Average net assets	$2,147,022	$1,404,596
Average debt outstanding	$1,799,500	$928,200
Average debt per common share(1)	$18.88	$12.66
Ratio of operating expenses, net of interest expense, to average net assets	3.87%	3.20%
Ratio of interest expense to average net assets	3.13%	1.63%

Ratio of operating expenses to average net assets	7.00%	4.83%
Ratio of net operating income to average net assets	10.40%	11.05%

(1)	Weighted average basic per share data.
(2)	Represents the (dilutive) antidilutive impact of (i) the other components in the changes in net assets and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 5% discount on shares purchased through the reinvested dividends effective for dividends paid on or after January 18, 2005.

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

We are the parent and sole shareholder of American Capital Financial Services, Inc. (“ACFS”), a company incorporated in Delaware, and through ACFS provide financial advisory services to businesses, principally our portfolio companies. We are also the parent and sole shareholder of European Capital Financial Services (Guernsey) Limited (“ECFS”), a company incorporated in Guernsey, that provides financial advisory services to European portfolio companies. ECFS began its principal operations during 2005. We are headquartered in Bethesda, Maryland, and have offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, Dallas, London and Paris.

Note 3. Consolidation

Under the investment company rules and regulations, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Our consolidated financial statements include the accounts of our operating companies, ACFS and ECFS.

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

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of September 30, 2005 and December 31, 2004, the percentage of investments that were not publicly traded or for which we have various degrees of trading restrictions and therefore the fair value was determined in good faith by our Board of Directors was 100%.

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

Investments consist of securities issued by publicly- and privately-held companies consisting of senior debt, subordinated debt, equity warrants, preferred and common equity securities and interest rate derivative agreements. Our debt securities are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. We also make investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity, and preferred equity and are identified in the accompanying consolidated schedule of investments. At September 30, 2005, loans on non-accrual status were $136,252, calculated as the cost basis plus unamortized OID. At September 30, 2005, loans, excluding loans on non-accrual status, with a balance of $22,159 were greater than three months past due. At December 31, 2004, loans on non-accrual status were $87,324, calculated as the cost basis plus unamortized OID. At December 31, 2004, loans, excluding loans on non-accrual status, with a balance of $14,985 were greater than three months past due.

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

Summaries of the composition of our investment portfolio as of September 30, 2005 and December 31, 2004 at cost and fair value are shown in the following table:

	September 30, 2005	December 31, 2004
COST
Senior debt	30.2%	25.9%
Subordinated debt	41.9%	47.7%
Preferred equity	15.9%	12.4%
Equity warrants	4.2%	5.8%
Common equity	7.8%	8.2%

	September 30, 2005	December 31, 2004
FAIR VALUE
Senior debt	30.1%	26.3%
Subordinated debt	39.7%	45.5%
Preferred equity	13.2%	9.4%
Equity warrants	6.6%	8.5%
Common equity	10.4%	10.3%

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value:

	September 30, 2005	December 31, 2004
COST
Commercial Services & Supplies	15.4%	14.3%
Food Products	6.8%	8.3%
Leisure Equipment & Products	6.6%	5.1%
Electrical Equipment	5.9%	7.0%
Building Products	5.8%	6.9%
Auto Components	5.5%	6.1%
Diversified Financial Services	4.8%	1.7%
Electronic Equipment & Instruments	4.1%	2.9%
Internet & Catalog Retail	3.9%	0.0%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	September 30, 2005	December 31, 2004
Machinery	3.9%	5.5%
Textiles, Apparel & Luxury Goods	3.5%	3.5%
Household Durables	3.3%	4.6%
Health Care Equipment & Supplies	3.0%	6.0%
Chemicals	2.8%	3.9%
Construction & Engineering	2.6%	3.7%
IT Services	2.4%	1.1%
Containers & Packaging	2.3%	0.9%
Computers & Peripherals	2.3%	0.8%
Health Care Providers & Services	2.3%	2.9%
Road & Rail	1.9%	3.6%
Personal Products	1.9%	1.4%
Household Products	1.9%	2.6%
Construction Materials	1.6%	2.1%
Aerospace & Defense	1.3%	2.1%
Software	1.2%	0.0%
Distributors	1.1%	1.4%
Media	0.6%	0.0%
Biotechnology	0.5%	0.7%
Energy Equipment & Services	0.5%	0.0%
Specialty Retail	0.0%	0.5%
Other	0.3%	0.4%

	September 30, 2005	December 31, 2004
FAIR VALUE
Commercial Services & Supplies	16.8%	16.6%
Leisure Equipment & Products	6.2%	4.8%
Auto Components	6.2%	7.0%
Food Products	6.2%	8.0%
Electrical Equipment	5.8%	6.9%
Diversified Financial Services	4.9%	1.7%
Electronic Equipment & Instruments	4.7%	3.4%
Household Durables	4.5%	5.5%
Building Products	4.4%	5.1%
Internet & Catalog Retail	3.9%	0.0%
Textiles, Apparel & Luxury Goods	3.6%	3.5%
Health Care Equipment & Supplies	3.1%	6.2%
Construction & Engineering	3.0%	3.6%
Chemicals	3.0%	4.3%
Machinery	2.7%	3.6%
IT Services	2.4%	1.2%
Containers & Packaging	2.3%	0.8%
Computers & Peripherals	2.3%	1.0%
Health Care Providers & Services	2.1%	2.6%
Household Products	2.0%	2.6%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	September 30, 2005	December 31, 2004
Construction Materials	1.6%	2.3%
Road & Rail	1.5%	2.9%
Aerospace & Defense	1.3%	2.3%
Software	1.2%	0.0%
Personal Products	1.2%	1.0%
Distributors	1.1%	1.3%
Media	0.6%	0.1%
Biotechnology	0.5%	0.7%
Energy Equipment & Services	0.5%	0.0%
Other	0.4%	1.0%

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2005	December 31, 2004
COST
Mid-Atlantic	21.0%	20.3%
Southwest	21.3%	28.2%
Southeast	12.4%	14.2%
North-Central	14.3%	12.8%
South-Central	7.0%	9.6%
Northwest	0.9%	0.9%
Northeast	15.5%	9.2%
International	7.6%	4.8%

	September 30, 2005	December 31, 2004
FAIR VALUE
Mid-Atlantic	23.5%	21.8%
Southwest	20.4%	28.4%
Southeast	12.4%	14.5%
North-Central	15.0%	13.5%
South-Central	5.4%	7.8%
Northwest	0.9%	0.9%
Northeast	15.2%	8.6%
International	7.2%	4.5%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 5. Borrowings

Our debt obligations consisted of the following as of September 30, 2005 and December 31, 2004:

Debt	September 30, 2005	December 31, 2004
Revolving debt-funding facility, $1,100,000 commitment	$1,054,231	$623,348
Revolving debt-funding facility, $255,000 commitment	127,000	—
Revolving debt-funding facility, $125,000 commitment	121,000	—
Unsecured debt due through September 2011	167,000	167,000
Unsecured debt due August 2010	126,000	—
Unsecured debt due October 2020	75,492	—
Repurchase agreements	49,000	28,847
ACAS Business Loan Trust 2002-1 asset securitization	—	2,291
ACAS Business Loan Trust 2002-2 asset securitization	13,696	44,590
ACAS Business Loan Trust 2003-1 asset securitization	29,133	110,895
ACAS Business Loan Trust 2003-2 asset securitization	94,582	174,007
ACAS Business Loan Trust 2004-1 asset securitization	409,772	410,000

Total	$2,266,906	$1,560,978

The weighted average debt balance for the three months ended September 30, 2005 and 2004 was $2,073,800 and $1,087,900, respectively. The weighted average debt balance for the nine months ended September 30, 2005 and 2004 was $1,799,500 and $928,200, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended September 30, 2005 and 2004 was 5.4% and 3.8%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2005 and 2004 was 5.0% and 3.3%, respectively. We are currently in compliance with all of our debt covenants.

As of December 31, 2004, through ACS Funding Trust I, an affiliated statutory trust, we had a commercial paper conduit securitization facility with a maximum availability of $850,000. In January 2005, an existing lender in the facility increased its commitment by $150,000 increasing the total maximum availability to $1,000,000. In August 2005, we amended the facility to extend the termination date to August 2006 and to modify certain other terms. In September 2005, we further amended the facility by having one of the existing lenders temporarily increase its commitment by $100,000 until October 2005, increasing the total maximum availability to $1,100,000. We subsequently amended and restated the facility the same month to add a multicurrency provision, allowing funds to be borrowed in an alternative currency to the U.S. dollar and to modify certain other terms. Our ability to make draws under the facility expires in August 2006, unless extended for an additional 364-day period with the consent of the lenders. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through termination in August 2008.

As of December 31, 2004, we had a $70,000 secured revolving credit facility with a syndication of lenders. In February 2005, we revised the terms of the existing credit facility pursuant to an Amended and Restated Credit Agreement. In connection with the amendment, the maximum availability of borrowing under the credit facility was increased from $70,000 to $100,000 and the facility was converted into an unsecured revolving line of credit. In June 2005, the $100,000 unsecured credit facility was terminated, and we entered into a new $230,000 unsecured revolving line of credit with a syndication of lenders, including lenders from our terminated $100,000 unsecured revolving line of credit. In July 2005, we expanded the facility to $255,000 and it may be expanded through new or additional commitments up to $300,000 in accordance with the terms and conditions of the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

agreement. The facility expires in June 2007 unless extended for an additional 364-day period with the consent of the lenders. Interest on borrowings under the facility is charged at either (i) one-month LIBOR plus the applicable percentage at such time or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 basis points. The agreement contains covenants that, among other things, require us to maintain certain unsecured debt ratings and a minimum net worth.

In August 2005, we entered into a note purchase agreement to issue an aggregate of $126,000 of long-term unsecured five-year notes to institutional investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.14% and mature in August 2010. The note purchase agreement contains customary default provisions .

In September 2005, we entered into a note purchase agreement to issue $75,000 of senior unsecured fifteen-year notes to accredited investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.923% through the interest payment date in October 2015 and at the rate of LIBOR plus 2.65% thereafter and mature in October 2020. The note purchase agreement contains customary default provisions.

Note 6. Stock Options

In 2003, we adopted FASB Statement No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123.” In applying FASB Statement No. 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed pro rata over the vesting period of the options and are included on the accompanying consolidated statements of operations in “salaries, benefits and stock-based compensation.” In accordance with FASB Statement No. 123, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in net assets resulting from operations calculated as if compensation costs were computed in accordance with FASB Statement No. 123.

On April 15, 2005, the Securities and Exchange Commission issued a final rule to amend the adoption date of FASB Statement No. 123(R), “Share-Based Payment” to be no later than the beginning of the first fiscal year beginning after June 15, 2005. We intend to adopt FASB Statement No. 123(R) on January 1, 2006 using the “modified prospective” method. We currently recognize stock compensation assuming all awards will vest and reverse recognized compensation cost for forfeited awards when the awards are actually forfeited. FASB Statement No. 123(R) will require that employers estimate forfeitures when recognizing compensation cost. Although we currently recognize stock compensation costs for options granted in 2003 and forward at fair value, we have not assessed the impact of recognizing stock compensation cost using a forfeiture assumption instead of recognizing it based upon actual forfeitures.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and net increase in net assets resulting from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net operating income
As reported	$85,926	$54,718	$223,287	$155,211
Stock-based employee compensation	(64)	(592)	(637)	(2,328)

Pro forma	$85,862	$54,126	$222,650	$152,883

Net operating income per common share
Basic as reported	$0.84	$0.68	$2.34	$2.12

Basic pro forma	$0.84	$0.67	$2.34	$2.09

Diluted as reported	$0.82	$0.67	$2.29	$2.09

Diluted pro forma	$0.82	$0.66	$2.28	$2.06

Net increase in net assets resulting from operations
As reported	$94,057	$60,599	$285,086	$184,101
Stock-based employee compensation	(64)	(592)	(637)	(2,328)

Pro forma	$93,993	$60,007	$284,449	$181,773

Net increase in net assets resulting from operations per common share
Basic as reported	$0.92	$0.75	$2.99	$2.51

Basic pro forma	$0.92	$0.74	$2.98	$2.48

Diluted as reported	$0.90	$0.74	$2.92	$2.48

Diluted pro forma	$0.90	$0.73	$2.91	$2.45

The effects of applying FASB Statement No. 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase in net assets resulting from operations for future periods.

In 2005, we issued $7,075 in non-recourse notes to employees of ECFS to purchase our common stock. The notes bear interest at an Applicable Federal Rate, mature in nine years, and are secured by the common stock purchased. Any dividends received on the common stock are required to be applied to interest and principal on the notes. The shares of common stock vest to the employee pro rata over a five year period. We accounted for the issuance of the non-recourse notes as if they were stock option grants and determined a fair value on the date of grant using a Black-Scholes option pricing model and that will be expensed over the vesting period. The issuance of the non-recourse notes was recorded as a reduction of capital in excess of par value on the accompanying consolidated balance sheet.

In 2005, we contributed funds of $6,530 to a deferred compensation trust for the benefit of ECFS employees. The trust used the funds to purchase shares of our common stock on the open market that will vest to the employee pro rata over a five year period. We accounted for the deferred compensation obligation as a grant of nonvested stock and will record compensation cost based on the fair value of the shares on the date of grant over the five year vesting period. The assets and liabilities of the trust have been consolidated in our accompanying consolidated balance sheet.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator for basic and diluted net operating income per share	$85,926	$54,718	$223,287	$155,211

Numerator for basic and diluted earnings per share	$94,057	$60,599	$285,086	$184,101

Denominator for basic weighted average shares	102,366	80,730	95,319	73,299
Employee stock options and awards	1,168	968	950	923
Shares issuable under forward sale agreements	965	—	1,318	—
Other contingently issuable shares	—	2	—	2

Denominator for diluted weighted average shares	104,499	81,700	97,587	74,224

Basic net operating income per common share	$0.84	$0.68	$2.34	$2.12
Diluted net operating income per common share	$0.82	$0.67	$2.29	$2.09
Basic earnings per common share	$0.92	$0.75	$2.99	$2.51
Diluted earnings per common share	$0.90	$0.74	$2.92	$2.48

Note 8. Segment Data

Our reportable segments are our investing operations and our financial advisory operations.

The following table presents segment data for the three months ended September 30, 2005:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$114,396	$9	$114,405
Fee and other income	7,430	26,917	34,347

Total operating income	121,826	26,926	148,752

Interest expense	27,889	—	27,889
Salaries, benefits and stock-based compensation	6,673	14,164	20,837
General and administrative	3,948	8,268	12,216

Total operating expenses	38,510	22,432	60,942

Operating income before income taxes	83,316	4,494	87,810
Provision for income taxes	—	(1,884)	(1,884)

Net operating income	83,316	2,610	85,926
Net realized loss on investments	(3,475)	—	(3,475)
Net unrealized appreciation of investments	11,606	—	11,606

Net increase in net assets resulting from operations	$91,447	$2,610	$94,057

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table presents segment data for the nine months ended September 30, 2005:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$298,719	$14	$298,733
Fee and other income	13,437	69,169	82,606

Total operating income	312,156	69,183	381,339

Interest expense	67,225	—	67,225
Salaries, benefits and stock-based compensation	18,087	37,763	55,850
General and administrative	11,646	15,663	27,309

Total operating expenses	96,958	53,426	150,384

Operating income before income taxes	215,198	15,757	230,955
Provision for income taxes	—	(7,668)	(7,668)

Net operating income	215,198	8,089	223,287
Net realized gain on investments	31,547	—	31,547
Net unrealized appreciation of investments	30,252	—	30,252

Net increase in net assets resulting from operations	$276,997	$8,089	$285,086

The following table presents segment data for the three months ended September 30, 2004:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$68,250	$—	$68,250
Fee and other income	3,150	10,866	14,016

Total operating income	71,400	10,866	82,266

Interest expense	10,343	—	10,343
Salaries, benefits and stock-based compensation	4,188	4,529	8,717
General and administrative	3,414	3,760	7,174

Total operating expenses	17,945	8,289	26,234

Operating income before income taxes	53,455	2,577	56,032
Provision for income taxes	—	(1,314)	(1,314)

Net operating income	53,455	1,263	54,718
Net realized loss on investments	(11,806)	—	(11,806)
Net unrealized appreciation of investments	17,687	—	17,687

Net increase in net assets resulting from operations	$59,336	$1,263	$60,599

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table presents segment data for the nine months ended September 30, 2004:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$183,597	$—	$183,597
Fee and other income	6,688	34,089	40,777

Total operating income	190,285	34,089	224,374

Interest expense	22,916	—	22,916
Salaries, benefits and stock-based compensation	7,603	18,011	25,614
General and administrative	9,315	9,949	19,264

Total operating expenses	39,834	27,960	67,794

Operating income before income taxes	150,451	6,129	156,580
Provision for income taxes	—	(1,369)	(1,369)

Net operating income	150,451	4,760	155,211
Net realized loss on investments	(67,466)	—	(67,466)
Net unrealized appreciation of investments	96,356	—	96,356

Net increase in net assets resulting from operations	$179,341	$4,760	$184,101

Note 9. Commitments

As of September 30, 2005, we had commitments under agreements to fund up to $237,891 to 49 portfolio companies. These commitments are primarily composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in our portfolio.

As of September 30, 2005, we were also subject to a subscription agreement to fund up to €479,085 (or $576,934) of equity commitments for European Capital Limited (See Note 12).

Note 10. Shareholders’ Equity

Our common share activity for the nine months ended September 30, 2005 and 2004 was as follows:

	September 30, 2005	September 30, 2004
Common shares outstanding at beginning of period	88,705	65,949
Issuance of common stock	18,250	16,574
Issuance of common stock under stock option plans	1,364	1,302
Issuance of common stock under dividend reinvestment plan	452	24
Issuance of non recourse notes receivable to purchase common stock	(208)	—
Purchase of common stock held in deferred compensation trust	(177)	—

Common shares outstanding at end of period	108,386	83,849

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

In September 2004, we entered into forward sale agreements (the “2004 Forward Sale Agreements”) with third parties to sell shares of our common stock generally at such times as we could elect over a one-year period at the then applicable forward sale price. As of December 31, 2004, we had 6,250 shares available under the 2004 Forward Sale Agreements. In 2005, we sold all of the remaining 6,250 shares under the 2004 Forward Sale Agreements and received net proceeds of $178,312.

In March 2005, we completed a public offering in which 10,000 shares of our common stock, including an underwriters’ over-allotment of 1,300 shares, were sold at a public offering price of $31.50 per share. Of those shares, 2,000 were offered directly by us and 8,000 were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements (the “March 2005 Forward Sale Agreements”). Upon completion of the offering and exercise of the underwriters’ over-allotment option, we received proceeds, net of the underwriters’ discount and closing costs, of $59,529 in exchange for 2,000 common shares.

The remaining 8,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the March 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the March 2005 Forward Sale Agreements, we were required to sell to the forward purchasers 8,000 shares of our common stock generally at such times as we could elect over a one-year period. The March 2005 Forward Sale Agreements provided for settlement on a settlement date or dates to be specified at our discretion within the duration of the March 2005 Forward Sale Agreements through a termination date of March 29, 2006. On a settlement date, we would issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $30.11 per share, which was the public offering price of shares of our common stock less the underwriting discount. The March 2005 Forward Sale Agreements provided that the initial forward sale price per share would be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and would be subject to decrease by $0.75, $0.77, $0.78, $0.04 and $0.78 per share on May 11, 2005, August 10, 2005, November 10, 2005, December 27, 2005 and February 10, 2006, respectively. The forward sale price would also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeded a specified amount. In 2005, we sold all of the 8,000 shares under the March 2005 Forward Sale Agreements and received net proceeds of $235,353.

In September 2005, we completed a public offering in which 7,500 shares of our common stock were sold at a public offering price of $37.11 per share. Of those shares, 2,000 were offered directly by us and 5,500 were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements (the “September 2005 Forward Sale Agreements”). Upon completion of the offering we received proceeds, net of the underwriters’ discount and closing costs, of $70,786 in exchange for 2,000 common shares.

The remaining 5,500 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the September 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the September 2005 Forward Sale Agreements, we must sell to the forward purchasers 5,500 shares of our common stock generally at such times as we elect over a one-year period. The September 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the September 2005 Forward Sale Agreements through termination in September 2006. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $35.72 per share, which was the public offering price of shares of our common stock less the underwriting discount. The September 2005 Forward Sale

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.79, $0.04, $0.79, $0.80 and $0.82 per share on December 2, 2005, December 27, 2005, March 3, 2006, June 2, 2006 and September 1, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of September 30, 2005, there are 5,500 shares available under the September 2005 Forward Sale Agreements at a forward sale price of $35.77 per share.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 12. Investment in European Capital Limited

In September 2005, European Capital Limited (“ECAS Holding”), a company incorporated in Guernsey, closed on an offering of €750,000 of equity commitments. We provided €520,745 of the equity commitments and third party institutional investors provided €229,255 of the remaining equity commitments. ECAS Holding, through its subsidiary, European Capital S.A. SICAR (“ECAS”), will invest in and sponsor management and employee buyouts, invest in private equity buyouts and provide capital directly to private and mid-sized public companies primarily in Europe. As of September 30, 2005, we have funded €41,660 ($50,200) of our equity commitment and have also provided ECAS Holding with a senior bridge loan for $9,937. Our total investment in ECAS Holding as of September 30, 2005 of $60,137 is included as an investment at fair value in our accompanying consolidated balance sheet.

Our wholly-owned subsidiary, European Capital Financial Services (Guernsey) Limited (“ECFS”), entered into a services agreement with ECAS Holding and an investment management agreement with ECAS. Pursuant to the investment management agreement and services agreement, we will provide investment advisory and management services to ECAS and receive a management fee equal to 1.25% of the greater of ECAS’ weighted average gross assets and €750,000. In addition, ECAS and ECAS Holding will reimburse us for all costs and expenses incurred by ECFS during the term of the agreement, including all cost and expenses incurred by us for the organization and formation of ECAS, ECAS Holding and ECFS. Through the third quarter of 2005, we recorded $4,534 in cost reimbursements from ECAS included in fee and other income on the accompanying consolidated statement of operations.

Also pursuant to the investment management agreement, we received in October 2005 warrants to purchase preference shares of ECAS Holding representing 20% of ECAS Holding’s preference shares on a fully-diluted basis. The initial exercise price of the warrants is €0.10 per share, which is the same per share price that the original investors purchased their preference shares in the initial offering. The per share exercise price on the warrants will be reduced to reflect the amount of any future dividends on the preference shares and increased to reflect the per share amount of capital calls made on the holders of preference shares in the future. In the event that ECAS Holding undertakes an initial public offering and legal requirements effectively prevent ECAS Holding from being able to issue additional warrants to us, then ECAS Holding will pay us an incentive management fee in cash. The incentive management fee would be subject to a cumulative hurdle rate of 2% per quarter of ECAS’ pre-incentive fee net income as a return on quarterly average net asset value, determined on a cumulative basis through the end of quarter. The incentive management fee, if any, would be earned and payable as follows: (i) no incentive management fee in any calendar quarter in which ECAS’ pre-incentive fee net income does not exceed the cumulative hurdle rate or (ii) 100% of the amount of ECAS’ pre-incentive management fee net income, if any, that exceeds the cumulative hurdle rate but is less than 2.5% per quarter, plus 20% of the amount of ECAS’ pre-incentive fee net income, if any, that is equal to or exceeds 2.5%.

ECAS Holding intends to provide liquidity opportunities to its minority shareholders. In order to provide its minority shareholders with liquidity, the minority shareholders may have the right, in the event that a liquidity event has not been provided within three years of the initial close, to put, subject to applicable law, 50% of their preference shares to ECAS Holding at fair market value. In the event that a liquidity event has not been provided within four years of the initial close, the minority shareholders may put, subject to applicable law, 100% of their preference shares to ECAS Holding at fair market value. If ECAS Holding is unable to fulfill its obligations to redeem the shares, then (i) ECAS Holding will suspend all future dividends to us until such shares are redeemed, (ii) minority investors other than us will have the right to designate a substantial minority of the board

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

of directors of ECAS Holding, and (iii) in the event that ECAS Holding does not redeem such shares by the second put date then the minority investors other than us will have the right to designate a majority of the board of directors of ECAS Holding.

Note 13. Subsequent Event

In October 2005, we completed an $830,000 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2005-1 (“Trust VII”), an affiliated statutory trust, and agreed to contribute to Trust VII up to $1,000,000 in loans. On the closing date, the aggregate outstanding principal balance of loans contributed by us was $872,000. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust VII issued $435,000 Class A-1 notes, $150,000 Class A-2A notes, $50,000 Class A-2B notes, $50,000 Class B notes, $145,000 Class C notes, $90,000 Class D notes and $80,000 Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by the loans originated or acquired by us and contributed to the Trust. Of the $150,000 Class A-2A notes, $22,025 was drawn upon at closing and the balance of $127,975 is an unfunded commitment. Trust VII may make two more draws under the Class A-2A notes against the unfunded commitment through January 25, 2006 to purchase additional loans to secure the 2005-1 Notes. Early repayments of loans held by Trust VII are first applied to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. Through January 2009, Trust VII may also reinvest any principal collections of its existing loans into purchases of additional loans to secure the 2005-1 Notes. The Class A-1 notes have an interest rate of LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of LIBOR plus 35 basis points, the Class B notes have an interest rate of LIBOR plus 40 basis points, and the Class C notes have an interest rate of LIBOR plus 85 basis points. The LIBOR rate on the 2005-1 Notes during the initial interest period is a four-month LIBOR rate, and thereafter will be three-month LIBOR. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repurchased prior to such date.

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

Portfolio Composition

We are a publicly-traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. Our wholly-owned operating subsidiaries, ACFS and ECFS, provide financial advisory services to our portfolio companies. The total portfolio value of investments was $4,581,489 and $3,204,292, including interest rate derivative agreements, at September 30, 2005 and December 31, 2004, respectively. During the three months and nine months ended September 30, 2005 we made investments totaling $1,448,600 and $2,757,800, including $629,100 and $753,200 in funds committed but undrawn under credit facilities and equity subscription agreements at the date of the investment. During the three months and nine months ended September 30, 2004 we made investments totaling $492,140 and $1,261,110, including $23,000 and $65,700 in funds committed but undrawn under credit facilities at the date of the investment. The weighted average effective interest rate on debt securities was 12.8% and 12.9% at September 30, 2005 and December 31, 2004, respectively.

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

Our new investments, including unfunded commitments, during the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
American Capital Sponsored Buyouts	$410,500	$42,500	$1,023,400	$412,150
Financing for Private Equity Buyouts	243,300	386,820	579,000	685,700
Direct Investments	132,500	17,800	234,200	35,390
Investment in European Capital Limited	638,100	—	638,100	—
Add-On Financing for Acquisitions	5,200	10,020	136,800	49,130
Add-On Financing for Recapitalization	9,200	21,500	82,600	49,870
Add-On Financing for Direct Investments	—	—	3,100	—
Add-On Financing for Growth	—	1,000	5,000	5,600
Add-On Financing for Working Capital	9,800	12,500	55,600	23,270

Total	$1,448,600	$492,140	$2,757,800	$1,261,110

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

The consolidated operating results for the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating income	$148,752	$82,266	$381,339	$224,374
Operating expenses	60,942	26,234	150,384	67,794

Operating income before income taxes	87,810	56,032	230,955	156,580
Provision for income taxes	(1,884)	(1,314)	(7,668)	(1,369)

Net operating income	85,926	54,718	223,287	155,211

Net realized gain (loss) on investments	(3,475)	(11,806)	31,547	(67,466)
Net unrealized appreciation of investments	11,606	17,687	30,252	96,356

Net increase in net assets resulting from operations	$94,057	$60,599	$285,086	$184,101

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee income. For the three months ended September 30, 2005, total operating income increased $66,486, or 81%, over the three months ended September 30, 2004. For the nine months ended September 30, 2005, total operating income increased $156,965, or 70%, over the nine months ended September 30, 2004. Interest and dividend income consisted of the following for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income on debt securities	$102,261	$63,201	$271,306	$170,791
Interest income on bank deposits and employee loans	794	252	2,033	609
Dividend income on equity securities	11,350	4,797	25,394	12,197

Total interest and dividend income	$114,405	$68,250	$298,733	$183,597

Interest income on debt securities increased by $39,060, or 62%, to $102,261 for the three months ended September 30, 2005 from $63,201 for the comparable period in 2004, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average effective interest rate. Our daily weighted average debt investments at cost increased from $1,926,900 in the three month period ended September 30, 2004 to $3,137,900 in the comparable period in 2005 resulting from new loan originations net of loan repayments during the last twelve months ended September 30, 2005.

The daily weighted average effective interest rate on debt investments decreased from 13.0% in the three month period ended September 30, 2004 to 12.9 % in the comparable period in 2005 due primarily to an increase in the total senior loans as a percentage of our total loan portfolio. Our senior loans as a percentage of our total loans at cost increased from 32% as of September 30, 2004 to 42% as of September 30, 2005. Our senior loan investments generally yield lower rates than our higher yielding subordinated loan investments, but are typically variable rate based loans which do not necessitate the use of interest rate basis swap agreements thereby reducing our overall swap costs. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities and reduce our interest rate risks, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Excluding the impact of the interest rate swap agreements, our daily weighted average effective interest rate for the three months ended September 30, 2005 decreased 10 basis points to 12.9% as compared to the prior year. However, including the impact of interest rate basis swap agreements, our daily weighted average effective interest rate for the three months ended September 30, 2005 increased 70 basis points to 12.7% as compared to the prior year.

However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133. The interest rate costs of our interest rate derivative agreements are not recorded in interest income. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. In the three months ended September 30, 2005 and 2004, we incurred interest rate swap costs of $2,012 and $5,039, respectively, included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations.

The impact on our daily weighted average effective interest rate of the increase in the percentage of our senior debt investments is partially offset by an increase in interest rates on our variable rate based loans as the weighted average monthly prime lending rate increased from 4.50% in three month period ended September 30, 2004 to 6.50% in the comparable period in 2005 and the average monthly LIBOR rate increased from 1.67% in the three month period ended September 30, 2004 to 3.69% in the comparable period in 2005. In addition, the total average non-accruing loans increased from $93,778 in the three month period ended September 30, 2004 to $125,825 in the comparable period in 2005.

Interest income on debt securities increased by $100,515, or 59%, to $271,306 for the nine months ended September 30, 2005 from $170,791 for the comparable period in 2004, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average effective interest rate on our debt investments. Our daily weighted average debt investments at cost increased from $1,693,300 in the nine month period ended September 30, 2004 to $2,781,800 in the comparable period in 2005 resulting from new loan originations net of loan repayments during the last twelve months ended September 30, 2005.

The daily weighted average effective interest rate on debt investments decreased from 13.5% in the nine month period ended September 30, 2004 to 13.0% in the comparable period in 2005 due primarily to an increase in the total senior loans as a percentage of our total loan portfolio as discussed above. In the nine months ended September 30, 2005 and 2004, we incurred interest rate swap costs of $8,431 and $16,696, respectively, that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations. Excluding the impact of the interest rate basis swap agreements, our daily weighted average effective interest rate for the nine months ended September 30, 2005 decreased 50 basis points to 13.0% as compared to the prior year. However, including the impact of interest rate basis swap agreements, our daily weighted average effective interest rate for the nine months ended September 30, 2005 increased 40 basis points to 12.6% as compared to the prior year.

This is partially offset by an increase in interest rates on our variable rate based loans as the weighted average monthly prime lending rate increased from 4.19% in nine month period ended September 30, 2004 to 6.0% in the comparable period in 2005 and the average monthly LIBOR rate increased from 1.32% in the nine month period ended September 30, 2004 to 3.2% in the comparable period in 2005. In addition, the total average non-accruing loans increased from $88,130 in the nine month period ended September 30, 2004 to $111,882 in the comparable period in 2005.

Dividend income on equity securities increased by $6,553 to $11,350 for the three months ended September 30, 2005 from $4,797 for the comparable period in 2004 due primarily to an increase in preferred stock investments. We have grown our investments in equity securities to $1,384,000 at fair value as of September 30, 2005, a 74% increase over the fair value as of September 30, 2004. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value. Our daily weighted average total debt and equity investments at cost increased from $2,621,400 in the three months ended September 30, 2004 to $4,295,300 in the comparable period in 2005. The daily weighted average yield on total debt and equity investments increased to 10.5% for the three months ended September 30, 2005 from 10.3% for the three months ended September 30, 2004. This increase is primarily due to the increase in preferred stock investments as a percentage of total equity investments in 2005 as compared to the prior year, partially offset by a decrease in the weighted average effective interest rate on debt securities as discussed above. Including the cost of interest rate basis swap agreements that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield would have been 10.3% and 9.5% for the three months ended September 30, 2005 and 2004, respectively.

Dividend income on equity securities increased by $13,197 to $25,394 for the nine months ended September 30, 2005 from $12,197 for the comparable period in 2004 due primarily to an increase in preferred stock investments. Our daily weighted average total debt and equity investments at cost increased from $2,295,300 in the nine months ended September 30, 2004 to $3,788,000 in the comparable period in 2005. The daily weighted average yield on total debt and equity investments decreased to 10.5% for the nine months ended September 30, 2005 from 10.6% for the comparable period in 2004. This decrease is primarily due to the decrease in the weighted average effective interest rate on debt securities as discussed above. Including the cost of interest rate basis swap agreements that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield would have been 10.2% and 9.7% for the nine months ended September 30, 2005 and 2004, respectively.

Fee and other income consisted of the following for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Transaction structuring fees	$6,143	$1,007	$18,636	$8,328
Loan financing fees	5,269	4,273	12,829	9,601
Equity financing fees	5,395	830	13,785	5,672
Financial advisory fees	3,996	2,421	10,548	6,070
Prepayment fees	5,373	2,847	8,641	5,761
Other structuring fees	385	476	2,030	476
Cost reimbursement from investment management agreements	4,534	—	4,534	—
Other	3,252	2,162	11,603	4,869

Total fee and other income	$34,347	$14,016	$82,606	$40,777

Fee and other income increased by $20,331, or 145%, to $34,347 for the three months ended September 30, 2005 from $14,016 in the comparable period in 2004. For the three months ended September 30, 2005, we recorded $6,143 in transaction structuring fees for five buyout investments totaling $410,500 of American Capital financing. For the three months ended September 30, 2004, we recorded $1,007 in transaction structuring fees for one buyout investment totaling $42,500 of American Capital financing. The transaction structuring fees were 1.5% and 2.4% of buyout investments in 2005 and 2004, respectively. Loan financing fees for the three months ended September 30, 2005 increased $996, or 23%, over the comparable period in 2004. The increase in loan financing fees was attributable to an increase in new debt investments from $431,500 in 2004 to $659,200 in 2005. The loan financing fees were 0.8% and 1.0% of loan originations in 2005 and 2004, respectively. Equity financing fees for the three months ended September 30, 2005 increased $4,565 over the comparable period in 2004. The increase in equity financing fees was attributable to an increase in new equity investments from $60,600 in 2004 to $211,400 in 2005. Financial advisory fees for the three months ended September 30, 2005 increased $1,575, or 65%, over the comparable period in 2004. The increase in financial advisory fees is attributable primarily to the increase in the number of portfolio companies under management. The prepayment fees of $5,373 for the three months ended September 30, 2005 are the result of the prepayment by five portfolio companies of loans totaling $146,400 compared to prepayment fees of $2,847 for the three months ended September 30, 2004 as the result of the prepayment by six portfolio companies of loans totaling $84,300. The cost reimbursement from investment management agreements of $4,534 in 2005 represents a reimbursement from ECAS for costs incurred by us in formation and operation of ECFS and ECAS.

Fee and other income increased by $41,829, or 103%, to $82,606 for the nine months ended September 30, 2005 from $40,777 in the comparable period in 2004. For the nine months ended September 30, 2005, we recorded $18,636 in transaction structuring fees for 14 buyout investments and two add-on financings for acquisitions totaling $1,097,200 of American Capital financing. For the nine months ended September 30, 2004, we recorded $8,328 in transaction structuring fees for seven buyout investments totaling $412,150 of American Capital financing. The transaction structuring fees were 1.7% and 2.0% of buyout investments in 2005 and 2004, respectively. Loan financing fees for the nine months ended September 30, 2005 increased $3,228, or 34%, over the comparable period in 2004. The increase in loan financing fees was attributable to an increase in new debt investments from $1,033,700 in 2004 to $1,690,700 in 2005, partially offset by an increase in the portion of fees deferred in 2005 as a discount that are representative of additional yield. The loan financing fees were 0.8% and

0.9% of loan originations in 2005 and 2004, respectively. Equity financing fees for the nine months ended September 30, 2005 increased $8,113 over the comparable period in 2004. The increase in equity financing fees was attributable to an increase in new equity investments from $227,400 in 2004 to $489,200 in 2005. Financial advisory fees for the nine months ended September 30, 2005 increased $4,478, or 74%, over the comparable period in 2004. The increase in financial advisory fees is attributable primarily to the increase in the number of portfolio companies under management. The prepayment fees of $8,641 for the nine months ended September 30, 2005 are the result of the prepayment by fourteen portfolio companies of loans totaling $284,600 compared to prepayment fees of $5,761 for the nine months ended September 30, 2004 as the result of the prepayment by fourteen portfolio companies of loans totaling $222,500.

Operating Expenses

Operating expenses for the three months ended September 30, 2005 increased $34,708, or 132%, over the comparable period in 2004. For the nine months ended September 30, 2005, operating expenses increased $82,590, or 122%, over the comparable period in 2004.

Interest expense increased from $10,343 for the three months ended September 30, 2004 to $27,889 in the comparable period in 2005 due to an increase in our weighted average borrowings and an increase in our weighted average interest rate. Our weighted average borrowings increased from $1,087,900 in the three months ended September 30, 2004 to $2,073,800 in the comparable period in 2005. Our weighted average interest rate on outstanding borrowings, including amortization of deferred financing costs, increased from 3.8% during the three months ended September 30, 2004 to 5.4% during the comparable period in 2005. Interest expense increased from $22,916 for the nine months ended September 30, 2004 to $67,225 in the comparable period in 2005 due to an increase in our weighted average borrowings from $928,200 in the nine months ended September 30, 2004 to $1,799,500 in the comparable period in 2005. Our weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, increased from 3.3% during the nine months ended September 30, 2004 to 5.0% during the comparable period in 2005. The increase in the weighted average interest rate is primarily due to an increase in the average monthly LIBOR rate discussed above and the increase in unsecured debt, which generally has a higher interest rate than our secured debt.

Salaries, benefits and stock-based compensation expense increased 139% from $8,717 in the three months ended September 30, 2004 to $20,837 in the comparable period in 2005. Salaries, benefits and stock-based compensation increased 118% from $25,614 in the nine months ended September 30, 2004 to $55,850 in the comparable period in 2005. Salaries, benefits and stock-based compensation consisted of the following for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Salaries	$15,291	$5,584	$40,552	$16,739
Benefits	1,810	992	5,218	3,454
Stock-based compensation	3,736	2,141	10,080	5,421

Total salaries, benefits and stock-based compensation	$20,837	$8,717	$55,850	$25,614

The total increases are due primarily to an increase in employees from 169 at September 30, 2004 to 277 at September 30, 2005, increases in incentive compensation, and annual salary rate increases. The increase in number of employees is due to our growth as we have added investment professionals and administrative staff in building our investment platform. The incentive compensation accrued as a percentage of the maximum amount of incentive compensation available increased in 2005 as compared to the prior year as a result of us meeting certain performance criteria in 2005. In 2003, we adopted FASB Statement No. 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148.

Accordingly, stock-based compensation is higher in 2005 since it includes the pro-rata vested expense for stock options granted over the past eleven quarters compared to the pro-rata vested expense for stock options granted over the past seven quarters in 2004.

General and administrative expenses increased 70% from $7,174 in the three months ended September 30, 2004 to $12,216 in the comparable period in 2005. General and administrative expenses increased 42% from $19,264 in the nine months ended September 30, 2004 to $27,309 in the comparable period in 2005. The increase is due primarily to additional overhead attributable to the increase in the number of employees and size of our investment portfolio.

In 2005, we commenced operations of our operating subsidiary ECFS and recognized total operating expenses related to ECFS of $2,569 in the three months ended September 30, 2005 and $4,148 in the nine months ended September 30, 2005 consisting of salaries, benefits and stock-based compensation and general and administrative expenses.

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

Our consolidated operating subsidiaries, ACFS and ECFS, are subject to corporate level income tax. For the three months ended and nine months ended September 30, 2005, we recorded a tax provision of $1,884 and $7,668, respectively, attributable to our taxable operating subsidiaries. For the three and nine months ended September 30, 2004, we recorded a tax provision of $1,314 and $1,369, respectively, attributable to our taxable operating subsidiaries.

Net Realized Gains (Losses) on Investments

Our net realized gains (losses) for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Roadrunner Freight Systems, Inc.	$(18)	$1,220	$26,321	$1,220
CIVCO Holding, Inc.	—	—	12,611	—
Automatic Bar Controls, Inc.	218	—	11,765	—
ACAS Acquisitions (PaR Systems), Inc.	—	—	—	9,537
Chronic Care Solutions, Inc.	6,477	—	6,477	—
HMS Healthcare, Inc.	5,562	—	5,655	—
Atlantech Holding, Corp.	—	—	—	4,271
Cycle Gear, Inc.	73	—	3,779	—
The Lion Brewery, Inc.	—	—	1,896	—
Bumble Bee Seafoods, L.P.	—	—	1,882	491
Kelly Aerospace, Inc.	—	—	1,747	—
TransCore Holdings, Inc.	25	—	25	1,668
ACS PTI, Inc.	(367)	—	1,524	—
Erie County Plastics Corporation	—	1,341	—	1,341
Vigo Remittance Corp.	—	—	—	1,250
BC Natural Foods LLC	1,213	—	1,213	—
Other, net	1,184	1,013	2,729	2,927

Total gross realized portfolio gains	14,367	3,574	77,624	22,705

Chromas Technologies Corp.	(248)	11	(253)	(32,002)
S-Tran Holdings, Inc.	(140)	—	(22,195)	—
Academy Events Services, LLC	—	—	—	(14,173)
Sunvest Industries, Inc.	—	(570)	—	(14,032)
Fulton Bellows & Components, Inc.	(61)	(7,330)	(61)	(14,148)
MBT International, Inc.	(6,110)	—	(6,110)	—
American Decorative Surfaces International, Inc.	(4,102)	—	(4,102)	—
Baran Group, Ltd.	—	(2,161)	—	(2,161)
Euro-Pro Operating LLC	(1,988)	—	(1,988)	—
Stravina Operating, LLC	(1,000)	—	(1,000)	—
Other, net	(1,487)	—	(2,206)	(142)

Total gross realized portfolio losses	(15,136)	(10,050)	(37,915)	(76,658)

Total net realized portfolio gains (losses)	(769)	(6,476)	39,709	(53,953)
Interest rate derivative periodic payments	(2,706)	(5,330)	(8,162)	(13,513)

Total net realized gains (losses)	$(3,475)	$(11,806)	$31,547	$(67,466)

In the second quarter of 2005, we received full repayment of our remaining $5,299 subordinated debt investments in Roadrunner Freight Systems, Inc. and sold all of our equity investments in Roadrunner Freight consisting of our common stock and common stock warrants for $41,517 in proceeds realizing a total gain of $26,321 offset by a reversal of unrealized appreciation of $23,789. We provided $23,600 of subordinated bridge debt financing to the purchasers for which we subsequently received full repayment during the second quarter of 2005.

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

In the second quarter of 2005, we received full repayment of our $25,539 of remaining senior and subordinated debt investments in Automatic Bar Controls, Inc. and sold all or our equity investments in Automatic Bar consisting of our common stock and common stock warrants for $18,505 in proceeds realizing a total gain of $11,765 offset by a reversal of unrealized appreciation of $14,062.

In the third quarter of 2005, we received full repayment of our $71,994 of remaining subordinated debt investments in Chronic Care Solutions, Inc. and sold all or our equity investments in Chronic Care Solutions consisting of our preferred stock, common stock and common stock warrants for $17,078 in proceeds realizing a total gain of $6,477 offset by a reversal of unrealized appreciation of $5,630. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $2,742.

In 2005, we received full repayment of our $42,305 of remaining subordinated debt investments in HMS Healthcare, Inc. and sold all of our equity investments in HMS Healthcare consisting of our preferred stock, common stock and common stock warrants for $8,366 in proceeds realizing a total gain of $5,655 offset by a reversal of unrealized appreciation of $5,781. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $1,047.

In the first quarter of 2005, we received full repayment of our remaining $13,142 senior and subordinated debt investments in Cycle Gear, Inc. and sold all of our equity investments in Cycle Gear consisting of our redeemable preferred stock and common stock warrants for $7,332 in proceeds realizing a total gain of $3,779 offset by a reversal of unrealized appreciation of $3,138. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $931.

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

In 2004, we realized a gain of $4,271 from the realization of unamortized OID from the prepayment of debt by Atlantech Holding, Corp.

In the second quarter of 2005, S-Tran Holdings, Inc. filed for Chapter 11 bankruptcy. We do not expect to receive any proceeds from the liquidation of S-Tran for our common stock investment in S-Tran. Our common stock investment was deemed worthless and was written off resulting in a realized loss of $22,195 offset by a reversal of unrealized depreciation of $21,849.

In the third quarter of 2005, the operating assets of MBT International, Inc. were sold pursuant to an asset purchase agreement. We received cash proceeds from the sale of the operating assets as partial payment on our subordinated debt investments and expect to receive additional partial payments on our subordinated debt investments from sale proceeds held in escrow and from the sale of MBT’s real property. Subsequent to the asset sale, we deemed our equity investments worthless and wrote off the securities. We realized a total loss of $6,110 offset by a reversal of unrealized depreciation of $4,015.

In the third quarter of 2005, we sold a portion of our preferred stock investment in American Decorative Surfaces International, Inc. for nominal proceeds resulting in a realized loss of $4,102 offset by a reversal of unrealized depreciation of $4,102.

In the first quarter of 2004, Chromas Technologies Corp. entered into an asset purchase agreement whereby substantially all of the assets were sold to and certain of the liabilities were assumed by a purchaser. The net cash proceeds were used to repay a portion of our outstanding loans. As part of the asset purchase agreement, Chromas was entitled to receive an additional deferred payment one year from the closing date. All of Chromas’ remaining assets including its right to receive the deferred payment were conveyed to us. Our remaining subordinated debt and equity investments in Chromas were deemed worthless, and we recognized a realized loss of $32,002 offset by the reversal of unrealized depreciation of $29,767.

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

Sunvest Industries, Inc. was a holding company with two wholly-owned operating subsidiaries – Dyna-Fab LLC and Advanced Fabrication Technology LLC (AFT). In the fourth quarter of 2003, Dyna-Fab entered into an asset purchase agreement whereby substantially all of the assets of Dyna-Fab were sold. In the first quarter of 2004, AFT entered into an asset purchase agreement whereby substantially all of the assets of AFT were sold. During 2004, we foreclosed on Sunvest’s and its subsidiaries’ remaining assets including any rights to future payments under the asset purchase agreements. The remaining senior and subordinated debt and equity investments in Sunvest were deemed worthless, and we recognized a realized loss of $14,032 offset by the reversal of unrealized depreciation of $14,052 in 2004.

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

Unrealized Appreciation and Depreciation of Investments

The net unrealized depreciation and appreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2005 and 2004:

	Number of Companies	Three Months Ended September 30, 2005	Number of Companies	Three Months Ended September 30, 2004
Gross unrealized appreciation of portfolio company investments	20	$46,377	17	$65,117
Gross unrealized depreciation of portfolio company investments	13	(52,449)	12	(46,608)
Reversal of prior period unrealized (appreciation) depreciation upon a realization	6	(663)	4	8,615

Net unrealized appreciation (depreciation) of portfolio company investments	39	(6,735)	33	27,124
Interest rate derivative periodic payment accrual	—	604	—	291
Interest rate derivative agreements	—	17,737	—	(9,728)

Net unrealized appreciation (depreciation) of investments	39	$11,606	33	$17,687

	Number of Companies	Nine Months Ended September 30, 2005	Number of Companies	Nine Months Ended September 30, 2004
Gross unrealized appreciation of portfolio company investments	37	$203,018	30	$150,143
Gross unrealized depreciation of portfolio company investments	23	(157,578)	23	(116,165)
Reversal of prior period unrealized (appreciation) depreciation upon a realization	15	(35,330)	8	60,787

Net unrealized appreciation of portfolio company investments	75	10,110	61	94,765
Interest rate derivative periodic payment accrual	—	527	—	(3,183)
Interest rate derivative agreements	—	19,615	—	4,774

Net unrealized appreciation of investments	75	$30,252	61	$96,356

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

As part of our quarterly process of valuing our investment portfolio, we have engaged Houlihan Lokey Howard & Zukin Financial Advisors, Inc. to review independently the determination of fair value of American Capital’s portfolio company investments. Houlihan Lokey is the premier valuation firm in the U.S., engaged in approximately 1,000 valuation assignments per year for clients worldwide. In the last twelve months ended September 30, 2005, Houlihan Lokey reviewed 100% of our portfolio investments that have been a portfolio company for at least one year. In addition, Houlihan Lokey representatives attend American Capital’s quarterly valuation meetings and provide periodic reports and recommendations to our audit and compliance committee with respect to our valuation models and policies and procedures.

For the third quarter of 2005, Houlihan Lokey reviewed our valuations of 28 portfolio companies having $712,800 in aggregate fair value as reflected in our financial statements as of September 30, 2005. Using methods and techniques that are customary for the industry and that Houlihan Lokey considers appropriate under the circumstances, Houlihan Lokey determined that the aggregate fair value assigned to the portfolio company investments by American Capital was within their reasonable range of aggregate value for such companies. Over the last four quarters, Houlihan Lokey has reviewed 98 portfolio companies totaling approximately $2,801,000 in fair value as of their respective valuation dates and came to the same determination.

Financial Condition, Liquidity, and Capital Resources

At September 30, 2005, we had $116,125 in cash and cash equivalents and $110,503 in restricted cash. Our restricted cash consists primarily of escrows of interest and principal payments collected on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each month to pay interest and principal on the securitized debt. As of September 30, 2005, we had availability of $177,769 under our revolving debt funding facilities and $196,735 under our equity forward sale agreements at the forward sale price of $35.77 as of September 30, 2005. During the nine months ended September 30, 2005, we principally funded investments using draws on the revolving debt funding facilities, proceeds from unsecured debt issuances, proceeds from repurchase agreements, proceeds from repayments and sales of loans and equity offerings, including our equity forward agreements.

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

We believe that we are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended. As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of September 30, 2005 and December 31, 2004, our asset coverage was 212% and 220%, respectively.

Equity Capital Raising Activities

In September 2004, we entered into forward sale agreements (the “2004 Forward Sale Agreements”) with third parties to sell shares of our common stock generally at such times as we could elect over a one-year period at the then applicable forward sale price. As of December 31, 2004, we had 6,250 shares available under the 2004 Forward Sale Agreements. In 2005, we sold all of the remaining 6,250 shares under the 2004 Forward Sale Agreements and received net proceeds of $178,312.

In March 2005, we completed a public offering in which 10,000 shares of our common stock, including an underwriters’ over-allotment of 1,300 shares, were sold at a public offering price of $31.50 per share. Of those shares, 2,000 were offered directly by us and 8,000 were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements (the “March 2005 Forward Sale Agreements”). Upon completion of the offering and exercise of the underwriters’ over-allotment option, we received proceeds, net of the underwriters’ discount and closing costs, of $59,529 in exchange for 2,000 common shares.

The remaining 8,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the March 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the March 2005 Forward Sale Agreements, we were required to sell to the forward purchasers 8,000 shares of our common stock generally at such times as we could elect over a one-year period. The March 2005 Forward Sale Agreements provided for settlement on a settlement date or dates to be specified at our discretion within the duration of the March 2005 Forward Sale Agreements through a termination date of March 29, 2006. On a settlement date, we would issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $30.11 per share, which was the public offering price of shares of our common stock less the underwriting discount. The March 2005 Forward Sale Agreements provided that the initial forward sale price per share would be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and would be subject to decrease by $0.75, $0.77, $0.78, $0.04 and $0.78 per share on May 11, 2005, August 10, 2005, November 10, 2005, December 27, 2005 and February 10, 2006, respectively. The forward sale price would also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeded a specified amount. In 2005, we sold all of the 8,000 shares under the March 2005 Forward Sale Agreements and received net proceeds of $235,353.

In September 2005, we completed a public offering in which 7,500 shares of our common stock were sold at a public offering price of $37.11 per share. Of those shares, 2,000 were offered directly by us and 5,500 were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements (the “September 2005 Forward Sale Agreements”). Upon completion of the offering we received proceeds, net of the underwriters’ discount and closing costs, of $70,786 in exchange for 2,000 common shares.

The remaining 5,500 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the September 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the September 2005 Forward Sale Agreements, we must sell to the forward purchasers 5,500 shares of our common stock generally at such times as we elect over a one-year period. The September 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the September 2005 Forward Sale Agreements through termination in September 2006. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $35.72 per share, which was the public offering price of shares of our common stock less the underwriting discount. The September 2005 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.79, $0.04, $0.79, $0.80 and $0.82 per share on December 2, 2005, December 27, 2005, March 3, 2006, June 2, 2006 and September 1, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of September 30, 2005, there are 5,500 shares available under the September 2005 Forward Sale Agreements at a forward sale price of $35.77 per share.

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

Debt Capital Raising Activities

As of December 31, 2004, through ACS Funding Trust I, an affiliated statutory trust, we had a commercial paper conduit securitization facility with a maximum availability of $850,000. In January 2005, an existing lender in the facility increased its commitment by $150,000 increasing the total maximum availability to $1,000,000. In August 2005, we amended the facility to extend the termination date to August 2006 and to modify certain other terms. In September 2005, we further amended the facility by having one of the existing lenders temporarily increase its commitment by $100,000 until October 2005, increasing the total maximum availability to $1,100,000. We subsequently amended and restated the facility in the same month to add a multicurrency provision, allowing funds to be borrowed in an alternate currency to the U.S. dollar and to modify certain other terms. Our ability to make draws under the facility expires in August 2006, unless extended for an additional 364-day period with the consent of the lenders. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through termination in August 2008.

As of December 31, 2004, we had a $70,000 secured revolving credit facility with a syndication of lenders. In February 2005, we revised the terms of the existing credit facility pursuant to an Amended and Restated Credit Agreement. In connection with the amendment, the maximum availability of borrowing under the credit facility was increased from $70,000 to $100,000 and the facility was converted into an unsecured revolving line of credit. In June 2005, the $100,000 unsecured credit facility was terminated, and we entered into a new $230,000 unsecured revolving line of credit with a syndication of lenders, including lenders from our terminated $100,000 unsecured revolving line of credit. In July 2005, we expanded the facility to $255,000 and it may be expanded through new or additional commitments up to $300,000 in accordance with the terms and conditions of the agreement. The facility expires in June 2007 unless extended for an additional 364-day period with the consent of the lenders. Interest on borrowings under the facility is charged at either (i) a one-month LIBOR plus the applicable percentage at such time or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 basis points. The agreement contains covenants that, among other things, require us to maintain certain unsecured debt ratings and a minimum net worth.

In August 2005, we entered into a note purchase agreement to issue an aggregate of $126,000 of long-term unsecured five-year notes to institutional investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.14% and mature in August 2010. The note purchase agreement contains customary default provisions.

In September 2005, we entered into a note purchase agreement to issue $75,000 of senior unsecured fifteen-year notes to accredited investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.923% through the interest payment date in October 2015 and at the rate of LIBOR plus 2.65% thereafter and mature in October 2020. The note purchase agreement contains customary default provisions. We had entered into a treasury rate lock agreement in connection with this note purchase agreement that reduced our effective interest rate to 6.85%.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment and loan grade. The weighted average investment grade was 3.1 as of both September 30, 2005 and December 31, 2004. The weighted average loan grade was 3.0 as of both September 30, 2005 and December 31, 2004, respectively. The weighted average investment grade is weighted based on the total fair value of both the loan and equity investments of a portfolio company. The weighted average loan grade is weighted based on the total fair value of only the loan investments of the portfolio company. At September 30, 2005 and December 31, 2004, our investment portfolio was graded as follows:

	September 30, 2005				December 31, 2004
Grade	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio
4	$1,060,051	23.6%	$597,369	18.7%	$666,534	21.1%	$326,531	14.1%
3	3,001,325	66.7%	2,193,362	68.7%	2,088,051	66.2%	1,624,966	70.3%
2	314,203	6.9%	277,877	8.7%	326,454	10.4%	288,008	12.5%
1	124,356	2.8%	124,396	3.9%	70,922	2.3%	70,825	3.1%

	$4,499,935	100.0%	$3,193,004	100%	$3,151,961	100.0%	$2,310,330	100%

The amounts above do not include our portfolio companies for which we have only invested in the equity securities of the company.

For the nine months ended September 30, 2005, twenty portfolio companies were upgraded from a loan grade 3 to a loan grade 4, three portfolio companies were upgraded from a loan grade 2 to a loan grade 3, and one portfolio company was upgraded from a loan grade 1 to a loan grade 2. For the nine months ended September 30, 2005, one portfolio company was downgraded from a loan grade 4 to a loan grade 1, one portfolio company was downgraded from a loan grade 4 to a loan grade 2, one portfolio company was downgraded from a loan grade 4 to a loan grade 3, four portfolio companies were downgraded from a loan grade 3 to a loan grade 2, and two portfolio companies were downgraded from a loan grade 2 to a loan grade 1.

We stop accruing interest on investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation determined by us could have an effect on the amount of our loans on non-accrual status. At September 30, 2005, loans with fourteen portfolio companies with a face amount of $136,252 and a fair value of $44,465 were on non-accrual status. Loans with five of the fourteen portfolio companies are grade 2 loans, and loans with nine of the fourteen portfolio companies are grade 1 loans. These loans include a total of $99,730 with PIK interest features. At December 31, 2004, loans with ten portfolio companies with a face amount of $87,324 and a fair value of $37,292 were on non-accrual status. Loans with three of the ten portfolio companies are grade 2 loans, and loans with seven of the ten portfolio companies are grade 1 loans. These loans include a total of $74,522 with PIK interest features.

At September 30, 2005 and December 31, 2004, loans on accrual status, past due loans and loans on non-accrual status were as follows:

	Number of Portfolio Companies	September 30, 2005	Number of Portfolio Companies	December 31, 2004
Current	114	$3,206,640	90	$2,304,954

One Month Past Due		22,571		61,200
Two Months Past Due		—		—
Three Months Past Due		—		—
Greater than Three Months Past Due		22,159		14,985
Loans on Non-accrual Status		136,252		87,324

Subtotal	15	180,982	13	163,509

Total	129	$3,387,622	103	$2,468,463

Past Due and Non-accruing Loans as a Percent of Total Loans		5.3%		6.6%

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

We track our portfolio investments on a static-pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended September 30, 2005:

Portfolio Statistics (1) ($ in millions, unaudited):	Static Pool
	Pre-1999	1999	2000	2001	2002	2003	2004	2005	Aggregate
Original Investments and Commitments	$371	$376	$285	$368	$932	$1,088	$1,659	$2,367	$7,446
Total Exits and Prepayments of Original Investments	$119	$172	$201	$213	$274	$612	$315	$110	$2,016
Total Interest, Dividends and Fees Collected	$115	$115	$74	$122	$182	$203	$199	$88	$1,098
Total Net Realized (Loss) Gain on Investments	$(2)	$(3)	$(85)	$49	$8	$62	$7	$(1)	$35
Internal Rate of Return(2)	9.3%	5.4%	1.7%	24.0%	13.7%	26.0%	22.3%	33.9%	15.4%
Current Cost of Investments	$227	$190	$104	$143	$632	$473	$1,272	$1,542	$4,583
Current Fair Value of Investments	$185	$96	$108	$140	$608	$542	$1,345	$1,553	$4,577
Net Unrealized Appreciation/(Depreciation)	$(42)	$(94)	$4	$(3)	$(24)	$69	$73	$11	$(6)
Non-Accruing Loans at Face	$7	$33	$—	$23	$73	$—	$—	$—	$136
Equity Interest at Fair Value	$20	$5	$47	$42	$192	$250	$402	$426	$1,384
Debt to EBITDA(3)(4)	9.9	9.1	4.2	5.7	5.8	4.1	4.5	4.4	4.9
Interest Coverage(3)	1.1	1.4	2.3	1.5	2.4	2.6	2.4	2.4	2.3
Debt Service Coverage(3)	0.9	1.2	1.5	1.2	1.7	1.6	1.8	1.7	1.7
Loan Grade(3)	2.6	1.7	3.4	3.1	2.8	3.5	3.3	3.1	3.1
Average Age of Companies	41 yrs	52 yrs	29 yrs	53 yrs	31 yrs	25 yrs	38 yrs	26 yrs	32 yrs
Ownership Percentage	91%	68%	36%	57%	56%	57%	45%	48%	51%
Average Sales(5)	$93	$68	$107	$204	$75	$59	$86	$113	$95
Average EBITDA(6)	$5	$5	$24	$19	$11	$14	$16	$18	$15
Total Sales(5)	$420	$487	$332	$1,780	$1,295	$1,340	$3,378	$4,541	$13,573
Total EBITDA(6)	$32	$19	$69	$166	$151	$239	$631	$636	$1,943
% of Senior Loans(7)	53%	45%	0%	33%	50%	31%	38%	50%	43%
% of Loans with Lien(7)	56%	45%	60%	81%	85%	90%	72%	76%	75%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at current fair value.
(3)	These amounts do not include investments in which we own only equity.
(4)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(5)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(6)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	As a percentage of our total debt investments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Because we fund a portion of our investments with borrowings, our net increase in net assets from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See the footnotes to our consolidated financial statements for additional information on the accounting treatment of our interest rate derivative agreements.

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

As of September 30, 2005, our interest rate derivative agreements have a remaining weighted average term of approximately 4.5 years. The following table presents the notional principal amounts of interest rate derivative agreements by class:

	September 30, 2005
Type of Interest Rate Derivative Agreements	Company Pays		Company Receives		Number of Contracts	Notional Value
Interest rate swaps – Pay fixed, receive LIBOR floating	4.24	%(1)	LIBOR		38	$977,410
Interest rate swaps – Pay prime floating, receive LIBOR floating	Prime		LIBOR + 2.73	%(1)	5	106,869
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR		4.38%(1)		2	7,093
Interest rate caps					5	26,135

Total					50	$1,117,507

	December 31, 2004
Type of Interest Rate Derivative Agreements	Company Pays		Company Receives		Number of Contracts	Notional Value
Interest rate swaps – Pay fixed, receive LIBOR floating	4.07	%(1)	LIBOR		34	$1,019,956
Interest rate swaps – Pay prime floating, receive LIBOR floating	Prime		LIBOR + 2.73	%(1)	7	135,103
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR		4.38%(1)		2	7,093
Interest rate caps					5	28,703

Total					48	$1,190,855

(1)	Weighted average.

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

American Capital, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the third quarter of 2005.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

* 3.1.	American Capital Strategies, Ltd. Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on August 12, 1997 (File No. 333-29943), as amended by a certain Certificate of Amendment, incorporated herein by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 1999, filed March 29, 2000, as further amended by a Certificate of Amendment No. 2 in the form filed as Appendix I to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000 and as further amended by a Certificate of Amendment No. 3 dated as of May 4, 2004, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment to the Registration Statement on Form N-2 (File No. 333-113859), filed on May 6, 2004.

* 3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

* 4.1.	Instruments defining the rights of holders of securities: See Article IV of our Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

* 4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

* 4.3.	Indenture between Wells Fargo Bank, National Association, as Indenture Trustee and ACAS Business Loan Trust 2002-1, as the Issuer dated as of March 15, 2002, incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2002 (File No. 814-00149), filed May 15, 2002.

* 4.4.	Indenture, between ACAS Business Loan Trust 2002-2 and Wells Fargo Bank, National Association, dated as of August 8, 2002, incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2002 (File No. 814-00149), filed November 14, 2002.

* 4.5.	Indenture, between ACAS Business Loan Trust 2003-1 and Wells Fargo Bank, National Association, dated as of May 21, 2003, incorporated by reference to Exhibit 2.k.29 of the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-89340), filed on June 13, 2003.

* 4.6.	Indenture, between Wells Fargo Bank, National Association, as Indenture Trustee and ACAS Business Loan Trust 2003-2, as the Issuer, dated as of December 19, 2003, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2003 (File No. 814-00149), filed March 9, 2004.

* 4.7.	Indenture, between Wells Fargo Bank, National Association, as Indenture Trustee and ACAS Business Loan Trust 2004-1, as the Issuer, dated as of December 2, 2004, incorporated herein by reference to Exhibit 4.1 of Form 8-K dated December 8, 2004.

4.8.	Indenture, by and between ACAS Business Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee, dated as of October 4, 2005, filed herewith.

10. 1.	Joinder Supplement, dated as of July 6, 2005, among Bayerische Hypo-Und Vereinsbank AG, American Capital Strategies, Ltd., and Wachovia Bank, National Association, filed herewith.

10.2.	Amended, Restated and Substituted Swingline Note in the amount of $25,500,000 made by American Capital Strategies, Ltd. in favor of Wachovia Bank, National Association, dated as of July 6, 2005, filed herewith.

10.3.	Revolving Note in the amount of $25,000,000 made by American Capital Strategies, Ltd. in favor of Bayerische Hypo-Und Vereinsbank AG, dated as of July 6, 2005, filed herewith.

* 10.4.	Note Purchase Agreement, dated as of August 1, 2005, by and among American Capital Strategies, Ltd., Aviva Life Insurance Company, Principal Life Insurance Company, Scottish RE (US) / Nationwide Life Insurance Co. 1 YR Trust, Scottish RE (US) / Nationwide Life Insurance Co. 5 YR Trust, Scottish RE (US) / Lincoln National, Ltd., Teachers Insurance and Annuity Association of America, Allstate Life Insurance Company, Pacific Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, American Equity Investment Life Insurance Company, Ohio National Life Assurance Corporation, The Ohio National Life Insurance Company, Beneficial Life Insurance Company, and Security Financial Life Insurance Co., incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2005 (File No. 814-00149), filed August 9, 2005.

* 10.5.	Underwriting Agreement, dated September 14, 2005, by and among American Capital Strategies, Ltd., J.P. Morgan Securities, Inc. and UBS Securities LLC as representatives of the several underwriters listed on Exhibit A attached thereto, incorporated herein by reference to Exhibit 1.0 of Form 8-K dated September 20, 2005.

* 10.6.	Forward Sale Agreement, dated September 14, 2005, by and among American Capital Strategies, Ltd. and JPMorgan Chase Bank and J.P. Morgan Securities Inc., solely as agent for JPMorgan Chase Bank, incorporated herein by reference to Exhibit 1.1 of Form 8-K dated September 20, 2005.

* 10.7.	Forward Sale Agreement, dated September 14, 2005, by and among American Capital Strategies, Ltd. and JPMorgan Chase Bank and UBS AG, London Branch, incorporated herein by reference to Exhibit 1.2 of Form 8-K dated September 20, 2005.

* 10.8.	Amendment No. 6 to Second Amended and Restated Loan Funding and Servicing Agreement, dated as of September 15, 2005, among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Citigroup Global Markets Realty Corp., Wachovia Capital Markets, LLC, YC SUSI Trust, Bank of America, National Association, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, incorporated herein by reference to Exhibit 10.1 of
Form 8-K dated September 20, 2005.

* 10.9.	Third Amended and Restated Purchase and Sale Agreement, dated as of September 22, 2005, by and between American Capital Strategies, Ltd. and ACS Funding Trust I, filed September 28, 2005, incorporated herein by reference to Exhibit 10.2 of Form 8-K dated September 28, 2005.

* 10.10.	Third Amended and Restated Loan Funding and Servicing Agreement, dated as of September 22, 2005, among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Citigroup Global Markets Realty Corp., Wachovia Capital Markets, LLC, YC SUSI Trust, Bank of America, National Association, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, filed September 28, 2005, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated September 28, 2005.

* 10.11.	Structured Note in the principal amount of $26,250,000 made by ACS Funding Trust I in favor of Bank of America, National Association, dated September 23, 2005, incorporated herein by reference to Exhibit 10.3 of Form 8-K dated September 28, 2005.

* 10.12.	Amended, Restated and Substituted Structured Note in the principal amount of $250,000,000 made by ACS Funding Trust I in favor of Citigroup Global Markets Realty Corp., dated September 23, 2005, incorporated herein by reference to Exhibit 10.4 of Form 8-K dated September 28, 2005.

* 10.13.	Amended, Restated and Substituted Structured Note in the principal amount of $250,000,000 made by ACS Funding Trust I in favor of JPMorgan Chase Bank, N.A., dated September 23, 2005, incorporated herein by reference to Exhibit 10.5 of Form 8-K dated September 28, 2005.

* 10.14.	Amended, Restated and Substituted Structured Note in the principal amount of $350,000,000 made by ACS Funding Trust I in favor of Variable Funding Capital Corporation, dated September 23, 2005, incorporated herein by reference to Exhibit 10.6 of Form 8-K dated September 28, 2005.

* 10.15.	Structured Note in the principal amount of $61,250,000 made by ACS Funding Trust I in favor of Wachovia Bank, National Association, dated September 23, 2005, incorporated herein by reference to Exhibit 10.7 of Form 8-K dated September 28, 2005.

* 10.16.	Amended, Restated and Substituted Structured Note in the principal amount of $150,000,000 made by ACS Funding Trust I in favor of YC SUSI Trust, dated September 23, 2005, incorporated herein by reference to Exhibit 10.8 of Form 8-K dated September 28, 2005.

* 10.17.	Swingline Note in the principal amount of $50,000,000 made by ACS Funding Trust I in favor of Wachovia Bank, National Association, dated September 23, 2005, incorporated herein by reference to Exhibit 10.9 of Form 8-K dated September 28, 2005.

10.18.	Amendment No. 1 to Transfer and Servicing Agreement, by and among ACAS Business Loan Trust 2004-1, ACAS Business Loan LLC, 2004-1, American Capital Strategies, Ltd., and Wells Fargo Bank, National Association, dated as of September 22, 2005, filed herewith.

* 10.19.	Note Purchase Agreement by and among American Capital Strategies, Ltd., Bear, Stearns & Co. Inc. and Merrill Lynch International, dated September 26, 2005, incorporated herein by reference to Exhibit 10.10 of Form 8-K dated September 28, 2005.

* 10.20.	Floating Rate Senior Note, Series 2005-B, due October 30, 2020 in the principal amount of $25,000,000 made by American Capital Strategies, Ltd. in favor of Bear Stearns Securities Corp., dated September 26, 2005, incorporated herein by reference to Exhibit 10.11 of Form 8-K dated September 28, 2005.

* 10.21.	Floating Rate Senior Note, Series 2005-B, due October 30, 2020 in the principal amount of $28,125,000 made by American Capital Strategies, Ltd. in favor of Merrill Lynch, Pierce, Fenner & Smith, dated September 26, 2005, incorporated herein by reference to Exhibit 10.12 of Form 8-K dated September 28, 2005.

* 10.22.	Floating Rate Senior Note, Series 2005-B, due October 30, 2020 in the principal amount of $21,875,000 made by American Capital Strategies, Ltd. in favor of Merrill Lynch, Pierce, Fenner & Smith, dated September 26, 2005, incorporated herein by reference to Exhibit 10.13 of Form 8-K dated September 28, 2005.

10.23.	Amended And Restated Trust Agreement, by and among ACAS Business Loan LLC, 2005-1, Wachovia Bank of Delaware, National Association, and American Capital Strategies, Ltd., dated as of October 4, 2005, filed herewith.

10.24.	Form of Certificate of Trust of ACAS Business Loan Trust 2005-1, filed herewith.

10.25.	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2005-1 by American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated September 21, 2005, filed herewith.

10.26.	Form of Certificate of Formation of ACAS Business Loan LLC, 2005-1, filed herewith.

10.27.	ACAS Transfer Agreement, between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2005-1, dated as of October 4, 2005, filed herewith.

10.28.	Transfer And Servicing Agreement, by and among ACAS Business Loan Trust 2005-1, ACAS Business Loan LLC, 2005-1, American Capital Strategies, Ltd. and Wells Fargo Bank, National Association, dated as of October 4, 2005, filed herewith.

10.29.	Purchase Agreement, by and among American Capital Strategies, Ltd., Wachovia Capital Markets, LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., Harris Nesbitt Corp., and HVB Capital Markets, Inc., dated September 29, 2005, filed herewith.

10.30.	Class A-2A Note Purchase Agreement by and among ACAS Business Loan Trust 2005-1, Wells Fargo Bank, National Association, Centauri Corporation and Wachovia Bank, National Association, dated October 4, 2005, filed herewith.

10.31.	Class A-2A Note Purchase Agreement by and among ACAS Business Loan Trust 2005-1, Wells Fargo Bank, National Association, Five Finance Corporation and Wachovia Bank, National Association, dated October 4, 2005, filed herewith.

10.32.	Class A-2A Note Purchase Agreement by and among ACAS Business Loan Trust 2005-1, Wells Fargo Bank, National Association, Dorado Corporation and Wachovia Bank, National Association, dated October 4, 2005, filed herewith.

31.1.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Vice President, Accounting and Reporting

Date: November 9, 2005