Form 10-K
period 2005-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2006-03-14
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐.    No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐.        No ☑.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑.        No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No. ☒

As of June 30, 2005, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $3,483,381,554 based upon a closing price of the Registrant’s common stock of $36.11 per share as reported on the NASDAQ Stock Market on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 20, 2006, there were 119,533,482 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

PART I

Item 1. Business

General

American Capital Strategies, Ltd. (which is referred throughout this report as “American Capital”, “we” and “us”) is a publicly traded buyout and mezzanine fund, which provides investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We invest primarily in senior and mezzanine (subordinated) debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. We invested on average $52 million in 2005 in each new portfolio company, excluding investment funds, and will currently invest up to $300 million in one middle market transaction. Our largest investment at cost as of December 31, 2005 was $283 million.

Our primary business objectives are to increase our taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We are an investor in and sponsor of management and employee buyouts, invest in private equity sponsored buyouts and provide capital directly to early stage and mature private and small public companies. In addition, we invest in commercial mortgage backed securities (“CMBS”) and collateralized debt obligation (“CDO”) securities and invest in investment funds managed by us. We, through our asset management business, are also a manager of debt and equity investments in private companies.

Historically, a majority of our financings have been to assist in the funding of change of control management buyouts, and we expect that trend to continue. Capital that we provide directly to private and small public companies is used for growth, acquisitions or recapitalizations.

We are a Delaware corporation, which was incorporated in 1986. On August 29, 1997, we completed an initial public offering, or IPO, of our common stock and became a non-diversified, closed end investment company and have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended. On October 1, 1997, we began operations so as to qualify to be taxed as a regulated investment company, or RIC, as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended. As a regulated investment company, we are not subject to federal income tax on the portion of our taxable income and capital gains we distribute to our stockholders.

From our IPO in 1997, through December 31, 2005, we invested over $2 billion in equity securities and over $6 billion in debt securities of middle market companies, including $0.7 billion in funds committed but undrawn under credit facilities and equity commitments. We are prepared to be a long-term partner with our portfolio companies, thereby positioning us to participate in their future financing needs. Through December 31, 2005, we had invested over $1.5 billion in follow-on investments in existing portfolio companies to fund growth, acquisitions or working capital.

Our loans typically range from $5 million to $100 million, mature in five to ten years, and require monthly or quarterly interest payments at fixed rates or variable rates generally based on the LIBOR rate, plus a margin. We price our debt and equity investments based on our analysis of each transaction. As of December 31, 2005, the weighted average effective interest rate on our debt securities was 12.8%.

We will invest in the equity capital of portfolio companies that we purchase through an American Capital sponsored buyout. We also may acquire equity interests in the companies from which we have purchased debt securities with the goal of enhancing our overall return. As of December 31, 2005, we had a fully-diluted weighted average ownership interest of 54% in our portfolio companies and had total equity investments with a fair value of over $1.7 billion.

We often sponsor One-Stop Buyouts™ in which we provide most if not all of the senior debt, subordinated debt and equity financing in the transaction. We have a loan syndications group that arranges to have all or part of the senior loans syndicated to other third party lenders. In certain occasions, we may initially fund all of the senior debt at closing and syndicate it to third party lenders post closing.

The debt structures of our portfolio companies generally provide for scheduled amortization of senior debt, which improves our subordinated debt position within the portfolio company’s capital structure as the senior debt is repaid. The opportunity to be repaid or exit our investments may occur if a portfolio company refinances our loans, is sold in a change of control transaction, sells its equity in a public offering or if we exercise our put rights.

Since our IPO in 1997, through December 31, 2005, we have realized $279 million in gross realized gains and $239 million in gross realized losses resulting in $40 million in cumulative net gains, excluding net losses attributable to periodic interest settlements of interest rate swap agreements. We have had 118 exits and prepayments of over $2.5 billion of our originally invested capital, representing 30% of our total capital invested since our IPO, earning a 17% compounded annual return on these investments from the interest, dividends and fees over the life of the investments.

We make significant managerial assistance available to our portfolio companies. Such assistance typically involves closely monitoring its operations, advising the portfolio company’s board on matters such as the business plan and the hiring and termination of senior management, providing financial guidance and participating on a portfolio company’s board of directors. As of December 31, 2005, we had board seats at 93 out of 141 portfolio companies and had board observation rights on 32 of our remaining portfolio companies. We also have an operations team, including ex-CEOs with significant turnaround and bankruptcy experience, that provides intensive operational and managerial assistance. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

We have established an extensive referral network comprised of investment bankers, private equity and mezzanine funds, commercial bankers and business and financial brokers. We have a marketing department dedicated to maintaining contact with members of the referral network and receiving opportunities for us to consider. Our marketing department has developed an extensive proprietary database of reported middle market transactions. Based on the data we have gathered, we believe that the middle market is highly fragmented and we are the leader in the market with a 5% market share. According to our data, no other competitor had more than a 2% market share. Based on our data, more than two hundred firms did not close a transaction during 2005 and approximately 48% of the transactions were closed by firms that only completed one or two transactions during 2005. Our marketing department and our various offices received information concerning several thousand transactions for consideration. Most of those transactions did not meet our criteria for initial consideration, but the opportunities that met those criteria were directed to our principals for further review and consideration. We have also developed an internet website that provides businesses an efficient tool for learning about American Capital and our capabilities.

We have begun investing in new investment sectors, including CMBS and CDOs. Through December 31, 2005, we had made $81 million of CMBS investments and $46 million of CDO investments.

Public Manager of Funds of Private Assets

We are developing, through consolidated subsidiaries, an asset management business with the goal of being the only U.S. based publicly traded manager of funds of private assets (that is assets that are not generally traded on the public capital markets). Our corporate development team and marketing department are conducting market research and due diligence to identify industry and geographic sectors that have attractive investment attributes and where we can create a fund with attractive return prospects. As particular sectors are selected, we would expect to hire experienced investment professionals and for us to make initial investments in a particular sector. It is expected that separate sector funds would then be established, which would then raise capital, a portion of which would be funded by us. We would expect to contribute to the sector fund assets we owned in the sector and enter into asset management and administrative agreements with the sector fund.

During 2005, generally following this structure, we launched our first sector fund—European Capital Limited, or ECAS. In September 2005, ECAS closed on a private placement of €750 million of equity commitments. We provided €521 million, or 69%, of the equity commitments and third party institutional investors provided the €229 million remaining commitments. As of December 31, 2005, we have funded €129 million ($153 million) of our equity commitment and have a remaining unfunded commitment of €392 million ($464 million). As of December 31, 2005, ECAS has made eight investments totaling approximately $212 million. Our wholly-owned consolidated operating subsidiary, European Capital Financial Services (Guernsey) Limited, or ECFS, serves as an investment manager to ECAS under investment management and services agreements. Under these agreements, ECFS receives a management fee, reimbursement of expenses and a form of carried interest in ECAS. During 2005, ECFS opened offices in London and Paris and hired staff of almost 20 investment professionals and administrative support personnel.

Corporate Information

Our executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814 and our telephone number is (301) 951-6122. In addition to our executive offices, we maintain offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, Dallas, London and Paris. In the first quarter of 2006, we also opened an office in Boston.

Our corporate website is located at www.AmericanCapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Lending and Investment Decision Criteria

We review certain criteria in order to make investment decisions. The list below represents a general overview of the criteria we have used in making our lending and investment decisions. Not all criteria are required to be favorable in order for us to make an investment. Additionally, as we begin investing in other areas such as CMBS, CDOs and earlier stage technology companies, certain of these criteria will not be applicable. Follow-on investments for growth, acquisitions or recapitalizations are based on the same general criteria. Follow-on investments in distress situations are based on the same general criteria but are also evaluated on the potential to preserve prior investments.

Operating History. We generally focus on middle market companies that have been in business over 10 years and have an attractive operating history, including generating positive cash flow. We generally target companies with significant market share in their products or services relative to their competitors. In addition, we consider factors such as customer concentration, performance during recessionary periods, competitive environment and ability to sustain margins. As of December 31, 2005, our current portfolio companies had an average age of 31 years with 2005 average sales of $97 million and 2005 average adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of $18 million.

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

Investment Portfolio

We generally invest in domestic, privately-held middle market companies; however, we also invest in portfolio companies that have securities registered under the Securities Act of 1933, as amended, or in securities of foreign issuers. Also, an existing portfolio company may undergo a public offering and register its securities under the Securities Act of 1933, as amended, subsequent to our initial investment. Our investments in middle market companies are generally in senior and subordinated debt and in preferred and common equity securities. We also invest, either directly or through a controlled portfolio company, in unrated bonds and equity tranches of CDOs as well as rated and unrated CMBS. We maintain a diversified investment portfolio, investing in a broad range of industries as well as limiting the amount of our investment concentration in any one portfolio company. As of December 31, 2005, we had investments in 141 portfolio companies with an average investment size at fair value of $36 million, or less than 1% of our total assets, and our largest investment was $283 million, or 5% of our total assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies” for a discussion on how we determine the fair value of our investments.

Summaries of our portfolio of securities by investment type as of December 31, 2005 and 2004 at cost and fair value are shown in the following table:

	December 31, 2005	December 31, 2004
COST
Senior debt	29.3%	25.9%
Subordinated debt	36.9%	47.7%
Preferred equity	17.1%	12.4%
Equity warrants	4.8%	5.8%
Common equity	9.7%	7.4%
CMBS & CDO securities	2.2%	0.8%

	December 31, 2005	December 31, 2004
FAIR VALUE
Senior debt	29.5%	26.3%
Subordinated debt	35.2%	45.5%
Preferred equity	15.2%	9.4%
Equity warrants	5.8%	8.5%
Common equity	12.0%	9.5%
CMBS & CDO securities	2.3%	0.8%

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value:

	December 31, 2005	December 31, 2004
COST
Commercial Services & Supplies	12.9%	14.3%
Diversified Financial Services	8.0%	1.7%
Electrical Equipment	7.4%	7.0%
Containers & Packaging	7.2%	0.9%
Building Products	6.1%	6.9%
Leisure Equipment & Products	6.1%	5.1%
Food Products	6.0%	8.3%
Auto Components	5.0%	6.1%
Healthcare Equipment & Supplies	3.8%	6.0%
Construction & Engineering	3.7%	3.7%
Machinery	3.2%	5.5%
Electronic Equipment & Instruments	3.1%	2.9%
Textiles, Apparel & Luxury Goods	2.9%	3.5%
IT Services	2.5%	1.1%
Chemicals	2.5%	3.9%
Software	2.5%	0.0%
Healthcare Providers & Services	2.1%	2.9%
Internet & Catalog Retail	2.1%	0.0%
Computers & Peripherals	2.1%	0.8%
Personal Products	1.8%	1.4%
Road & Rail	1.7%	3.6%
Household Durables	1.7%	4.6%
Construction Materials	1.5%	2.1%
Aerospace & Defense	1.1%	2.1%
Distributors	1.0%	1.4%
Household Products	0.7%	2.6%
Media	0.5%	0.0%
Biotechnology	0.4%	0.7%
Specialty Retail	0.0%	0.5%
Other	0.4%	0.4%

	December 31, 2005	December 31, 2004
FAIR VALUE
Commercial Services & Supplies	14.4%	16.6%
Diversified Financial Services	8.1%	1.7%
Electrical Equipment	7.3%	6.9%
Containers & Packaging	7.2%	0.8%
Leisure Equipment & Products	5.7%	4.8%
Building Products	5.7%	5.1%
Auto Components	5.5%	7.0%
Food Products	5.4%	8.0%
Healthcare Equipment & Supplies	4.0%	6.2%
Construction & Engineering	3.8%	3.6%
Electronic Equipment & Instruments	3.8%	3.4%
Textiles, Apparel & Luxury Goods	3.1%	3.5%

	December 31, 2005	December 31, 2004
Chemicals	2.7%	4.3%
IT Services	2.6%	1.2%
Machinery	2.5%	3.6%
Software	2.5%	0.0%
Internet & Catalog Retail	2.1%	0.0%
Healthcare Providers & Services	1.9%	2.6%
Computers & Peripherals	1.8%	1.0%
Household Durables	1.7%	5.5%
Road & Rail	1.4%	2.9%
Construction Materials	1.4%	2.3%
Aerospace & Defense	1.1%	2.3%
Distributors	1.0%	1.3%
Personal Products	1.0%	1.0%
Household Products	0.8%	2.6%
Media	0.5%	0.1%
Biotechnology	0.4%	0.7%
Other	0.6%	1.0%

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2005	December 31, 2004
COST
Mid-Atlantic	21.3%	20.3%
Southwest	22.3%	28.2%
Southeast	14.6%	14.2%
North-Central	12.9%	12.8%
South-Central	5.9%	9.6%
Northwest	0.8%	0.9%
Northeast	14.5%	9.2%
International	7.7%	4.8%

	December 31, 2005	December 31, 2004
FAIR VALUE
Mid-Atlantic	22.8%	21.8%
Southwest	21.1%	28.4%
Southeast	14.4%	14.5%
North-Central	14.4%	13.5%
South-Central	5.0%	7.8%
Northwest	0.8%	0.9%
Northeast	14.3%	8.6%
International	7.2%	4.5%

The following table summarizes our unrealized appreciation, depreciation, gains and losses on our investments for the year ended December 31, 2005 and for the period from our IPO of August 29, 1997 through December 31, 2005 (in thousands):

	Year Ended December, 31, 2005	For period from IPO through December 31, 2005
Gross unrealized appreciation of portfolio company investments	$243,323	$311,126
Gross unrealized depreciation of portfolio company investments	(222,062)	(344,421)

Subtotal	21,261	(33,295)
Net realized gains (losses) of portfolio company investments	45,394	40,227
Reversal of prior period unrealized appreciation upon a realization	(38,317)	—

Subtotal	28,338	6,932
Net unrealized appreciation of interest rate derivatives	31,710	15,992
Net realized losses of interest rate derivatives	(8,987)	(26,881)

Total	$51,061	$(3,957)

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

As of December 31, 2005, we have a group of 189 professionals actively engaged in the origination and approval process of our investing activities, including our 121-member investment team (“Investment Team”), our 25-member operations team (“Operations Team”) and our 43-member FACT group. Our Operations Team assists in initial operational due diligence in addition to providing managerial assistance to portfolio companies, particularly those that are underperforming. FACT is our team of certified public accountants and valuation and accounting professionals, who assist in initial accounting due diligence of prospective portfolio companies, portfolio monitoring and quarterly valuations of our portfolio assets. Our Investment Team along with our Operations Team and FACT conduct extensive due diligence of each target company that passes the initial screening process. This includes one or more on-site visits, a review of the target company’s historical and prospective financial information, identifying and confirming pro-forma financial adjustments, interviews with and assessments of management, employees, customers and vendors, review of the adequacy of the target company’s systems, background investigations of senior management and research on the target company’s products, services and industry. We often engage professionals such as environmental consulting firms, accounting firms, law firms, risk management companies and management consulting firms with relevant industry expertise to perform elements of the due diligence.

Upon completion of our due diligence, our Investment Team, FACT and Operations Team as well as any consulting firms prepare and generally present an extensive investment committee report containing the due diligence information to our investment committee for review. Our investment committee, which includes various of our senior officers depending on the nature of the proposed investment generally must approve each investment. Investments exceeding a certain size or meeting certain other criteria must also be approved by our board of directors. Our investment committee is supported by a dedicated staff that focuses on the due diligence and other research done with regard to each proposed investment.

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

Operations Team. The Operations Team is led by a managing director and includes seasoned ex-senior managers with extensive operational experience and accounting and financial professionals, who generally work with our portfolio companies that are under performing. Portfolio companies that are performing below plan generally require more extensive assistance with enhancing their business plans, marketing strategies, product positioning, evaluating cost structures and recruiting management personnel. The Operations Team works closely with the portfolio company and, in certain instances, members of the Operations Team will assist the portfolio company with day-to-day operations.

Finance and Treasury Group: Our Finance and Treasury Group, which had 18 employees as of December 31, 2005, is principally responsible for raising debt and equity capital to fund our investments. Through December 31, 2005, we had completed 19 follow-on equity offerings since our IPO. With regard to debt financing, this group had primary responsibility for initiating and administering our seven term debt securitizations of loan and debt investments and our various other revolving and term debt facilities. In addition, our Finance and Treasury Group is responsible for investor relations and financial planning and budgeting.

Syndications Team: Our Syndications Team, which was established in 2005, is responsible for selling to other lenders and financial institutions senior loans and other debt investments, which are determined by our investment committee to be investments that we do not want to hold on our balance sheet. They perform a variety of functions relating to the marketing and completing of such transactions.

Financial Accounting and Reporting Staff: Our Financial and Reporting Staff, which had 24 persons as of December 31, 2005, is responsible for the accounting of our financial performance, including financial reporting to our stockholders and regulatory bodies. Among its tasks are loan and investment accounting and billing, accounts payable, tax compliance and controller functions.

Legal, Compliance and Internal Audit Staffs: Our Legal Department provides extensive legal support to our capital raising and investing activities, is involved in our stockholder and regulatory reporting and manages the outside law firms that provide transactional, litigation and regulatory services to us. In late 2005, we established an internal audit function, which reports directly to the audit and compliance committee of our board of directors. In addition, as required by the Securities and Exchange Commission, or SEC, we have appointed a chief compliance officer, who is responsible for administering our code of ethics and conduct and our legal compliance activities. As of December 31, 2005, a total of 21 employees worked on these staffs.

Human Resource Department: Our Human Resources Department, which had five persons as of December 31, 2005, assists in recruiting, hiring, reviewing and establishing and administering compensation programs for our employees. In addition, the Human Resources Department is available to the Investment Team and the Operations Group to assist with executive management and other human resources issues at portfolio companies.

Information Technology Department: Our Information Technology Department, which had 18 persons as of December 31, 2005, assists in implementing and maintaining communication and technological resources for our operations.

Corporate Development Staff: Our Corporate Development Staff, which was established in late 2005, is responsible for researching and developing acquisition opportunities and new business initiatives, including aspects of our program to become a public manager of funds of private assets.

Portfolio Valuation

FACT, with the assistance of our Investment Team, and subject to the oversight of senior management and our audit and compliance committee, prepares a quarterly valuation of each of our portfolio company investments. Our board of directors approves our portfolio valuations in accordance with our valuation policies. We have also engaged the independent financial advisory firm of Houlihan Lokey Howard & Zukin Financial Advisory, Inc. to assist in this process by reviewing each quarter a selection of our portfolio companies and to report their conclusions to our audit and compliance committee. Annually, Houlihan Lokey reviews all of the portfolio companies that have been portfolio companies for at least one year and that have a fair value in excess of $10 million. For more information regarding our portfolio valuation policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

Competition

We compete with hundreds of private equity and mezzanine funds and other financing sources, including traditional financial services companies such as finance companies and commercial banks. Some of our competitors are substantially larger and have considerably greater financial resources than we do. Our competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. In addition, because of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to meet our investment goals.

Employees

As of December 31, 2005, we had 308 employees. We believe that our relations with our employees are excellent.

Business Development Company Requirements

Qualifying Assets

As a business development company, we may not acquire any asset other than qualifying assets, as defined by the 1940 Act (“Qualifying Assets”), unless, at the time the acquisition is made, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are the following:

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

It should be noted that Regulation T under the Exchange Act identifies securities as to which a broker or dealer may extend margin credit. In 1988, the Federal Reserve Board amended Regulation T so that brokers and dealers could extend margin credit to most debt securities, including securities of private companies. The staff of the SEC has thus questioned whether a private company with outstanding debt securities would be an “eligible portfolio company” under the 1940 Act. In November 2004, the SEC proposed regulations that would include as “eligible portfolio companies” any company that does not have a class of equity securities listed on a national securities exchange or association. These regulations have not yet been adopted. Additionally, legislation to similar effect has been adopted by the U.S. House of Representatives, but not the U.S. Senate. However, until the question raised by the staff has been resolved by final legislative, judicial or administrative action, we intend to treat our investments in private companies that have outstanding debt securities, which would otherwise qualify as Qualifying Assets, as such.

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

Leverage

For the purpose of making investments and to take advantage of favorable interest rates, we have issued, and intend to continue to issue, senior debt securities and other evidences of indebtedness, up to the maximum amount permitted by the 1940 Act, which currently permits us, as a BDC, to issue senior debt securities and preferred stock, together defined as senior securities in the 1940 Act, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, we are exposed to the risks of leverage. Although we have no current intention to do so, we have retained the right to issue preferred stock. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes. As of December 31, 2005, our asset coverage was 217%.

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

In addition, with respect to each calendar year, if we distribute or have treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of our capital gain net income for each one-year period ending on October 31, and distribute 98% of our investment company net ordinary income for such calendar year (as well as any ordinary income not distributed in prior years), we will not be subject to the 4% nondeductible Federal excise tax imposed with respect to certain undistributed income of regulated investment companies. We may elect to not distribute all of our investment company taxable income and pay the excise tax on the undistributed amount.

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

Our wholly-owned subsidiaries, American Capital Financial Services, Inc., or ACFS, and ECFS, are corporations subject to corporate level federal, state or other local income tax in their respective tax jurisdictions.

Investment Objectives

Our primary business objectives are to increase our taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. Our investment objectives provide that:

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

•

We will not (a) act as an underwriter of securities of other issuers (except to the extent that we may (i) be deemed an “underwriter” of securities purchased by us that must be registered under the 1933 Act before they may be offered or sold to the public or (ii) underwrite securities to be distributed to or purchased by stockholders of us in connection with offerings of securities by companies in which we are a stockholder); (b) sell securities short (except with regard to managing risks associated with publicly traded securities issued by portfolio companies); (c) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (d) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, or (ii) with regard to managing risks associated with publicly traded securities issued by portfolio companies); (e) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations); or (f) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in any securities issued by, any other investment company (as defined in the 1940 Act), except as they may be acquired as part of a merger, consolidation or acquisition of assets. With regard to that portion of our investments in securities issued by other investment companies it should be noted that such investments may subject our shareholders to additional expenses.

The percentage restrictions set forth above, other than the restriction pertaining to the issuance of senior securities, as well as those contained elsewhere herein, apply at the time a transaction is effected, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction.

The above investment objectives have been set by our board of directors and do not require stockholder consent to be changed.

Investment Advisor

We have no investment advisor and are internally managed by our executive officers under the supervision of our board of directors.

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto before making a decision to purchase our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating history upon which you can evaluate our business

Although we commenced operations in 1986, we materially changed our business plan and format in August 1997 from structuring and arranging financing for buyout transactions on a fee for services basis to primarily being a lender to and investor in middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. Therefore, we have only a limited history of operations as a lender to and investor in middle market companies upon which you can evaluate our business. While we generally have been profitable since August 1997, there can be no assurance that we will remain profitable in future periods, nor can we offer investors any assurance that we will successfully implement our growth strategy. In addition, we have limited operating results under our business plan that would demonstrate the effect of a general economic recession on our business. Moreover, we have begun, or have announced plans to begin, investing in other investment categories, including CMBS, CDOS, earlier stage technology companies and, through our investment in ECAS, in European-based businesses. We have limited or no operating history in making such investments.

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

We may not realize gains from our equity investments

When we sponsor the buyout of a portfolio company, we invest in the equity securities of the portfolio company. Also, when we make a loan, we may receive warrants to acquire stock issued by the borrower, and we may make direct equity investments. Our goal ultimately is to dispose of these equity interests and realize gains. These equity interests may not appreciate in value and, in fact, may depreciate in value. Accordingly, we may not be able to realize gains from our equity interests.

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

We have limited public information regarding the companies in which we invest

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

Our business is dependent on external financing

Our business requires a substantial amount of cash to operate. We historically have obtained the cash required for operations through the sale of debt by special purpose affiliates to which we have contributed loan assets originated by us, borrowings by us and the sale of our equity. Our ability to continue to rely on such sources or other sources of capital depends on numerous legal, economic, structural and other factors.

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

Term Debt Securities. Trusts affiliated with us have issued, and we or our affiliates may issue in the future, term debt securities (the “Term Debt Notes”) to institutional investors. As of December 31, 2005, the outstanding balance of the Term Debt Notes issued to institutional investors was $1.2 billion. These notes are secured by loans from our portfolio companies with a principal balance of $1.7 billion as of December 31, 2005. While we have not guaranteed the repayment of Term Debt Notes, we must repurchase the loans if certain representations are breached. These affiliated trusts are consolidated in our financial statements so that both the assets and liabilities are reflected in our consolidated financial statements.

Unsecured Debt. We have issued long-term unsecured notes to institutional investors in private placement offerings. As of December 31, 2005, we had $368 million outstanding in unsecured notes.

Revolving Debt Funding Facilities. We depend in part on our three revolving credit facilities to generate cash for funding our investments, two of which are commercial paper conduit securitization facilities and the third facility is an unsecured revolving line of credit (the “Revolving Facility”).

Our conduit facilities are secured by loans to our portfolio companies, which have been contributed to separate affiliated trusts. While we have not guaranteed the repayment of either conduit facility, we must repurchase the loans if certain representations are breached. As of December 31, 2005, the aggregate commitment of each of our conduit facilities was $1 billion (the “AFT I Facility”) and $125 million (the “AFT II Facility”), respectively. Collectively, the AFT I Facility, AFT II Facility and Revolving Facility are referred to as the Debt Facilities. The AFT I Facility terminates in August 2006 unless the conduit facility is extended. The AFT II Facility terminates in June 2006 unless the facility is extended. These affiliated trusts are consolidated in our financial statements so that both the assets and liabilities are reflected in our consolidated financial statements.

The Revolving Facility is a $255 million unsecured revolving credit facility. Our ability to make draws under the Revolving Facility expires in June 2007, unless extended.

Short-Term Financings. We have undertaken various short-term financings involving repurchase agreements, where we sell at a discount to face value senior loans, unissued tranches of Term Debt Notes, or commercial mortgage pass-through certificates that we have originated and agree to repurchase them at a future date. As of December 31, 2005, we had $110 million in such borrowings outstanding.

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

Common Stock. Because we are subject to regulatory restrictions on the the amount of debt we can issue, we are dependent on the issuance of equity as a financing source. We are restricted to issuing equity at prices equal to or above our net asset value at the time of issuance. There can be no assurances that we can issue equity when necessary. If additional funds are raised through the issuance of our common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time would decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable than those of our common stock.

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate 5.32% for the year ended December 31, 2005 and assuming hypothetical annual returns on our portfolio of minus 15 to plus 15 percent. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	–15.0%	–10.0%	–5.0%	—	5.0%	10.0%	15.0%
Corresponding Return to Common Stockholders(2)	–33.3%	–24.0%	–14.7%	–5.4%	3.9%	13.3%	22.6%

(1)	The assumed portfolio return is required by regulation of the Securities and Exchange Commission and is not a prediction of, and does not represent, our projected or actual performance.
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

Although borrowing money for investment increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a sharper impact on our net asset value if we borrow money to make investments. Our ability to pay dividends could also be adversely impacted. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not equal to at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to sell some of our investments and repay a portion of our indebtedness at a time when a sale may be disadvantageous. See “Risk Factors—Our business is dependent on external financing—Common Stock.”

A change in interest rates may adversely affect our profitability

A portion of our income will depend upon the difference between the rate at which we or our affiliated trusts borrow funds and the rate at which we loan these funds. We anticipate using a combination of equity and long- term and short-term borrowings to finance our investment activities. Certain of our borrowings may be at fixed rates and others at variable rates. As of December 31, 2005, we had total borrowings outstanding of $2.5 billion, including $2.1 billion of borrowings that have a variable rate of interest generally based on LIBOR or a commercial paper rate. In addition, as a result of our use of interest rate swaps, approximately 20% of the loans in our portfolio were at fixed rates and approximately 80% were at floating rates as of December 31, 2005. We typically undertake to hedge against the risk of adverse movement in interest rates in our Debt Facilities against our portfolio of assets. Hedging activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” As of December 31, 2005, our interest rate agreements had a notional amount of $1.6 billion and a fair value representing a net asset of $16 million. A change in interest rates could have an impact on the fair value of our interest rate hedging agreements that could result in the recording of unrealized appreciation or depreciation in future periods. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk.”

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

Our Debt Facilities impose certain limitations on us

In March 1999, we established the AFT I Facility as a line of credit administered by Wachovia Capital Markets, LLC. The facility, which currently has an aggregate commitment of $1 billion as of December 31, 2005, is not available for further draws after August 2006 unless the facility is extended prior to such date for an additional 364-day period with the consent of the lenders. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date in August 2008. The AFT I Facility contains customary default provisions, as well as the following default provisions: a cross-default on our debt of $2.5 million or more, a minimum net worth requirement of $1 billion plus seventy-five percent (75%) of any new equity and subordinated debt, a default triggered by a change of control and a default arising from the termination or resignation of any two of the following executive officers: Malon Wilkus, Ira Wagner and John Erickson.

In June 2004, we established the AFT II Facility as a line of credit administered by an affiliate of the Bank of Montreal. The facility has an aggregate commitment of $125 million. Our ability to make draws under the facility expires in June 2006 unless the facility is extended prior to such date for an additional 364-day period at the discretion of the lender. If the facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period beginning in June 2006. The facility contains customary default provisions, as well as the following default provisions: a cross-default on our debt of $2.5 million or more, a minimum net worth requirement of $1 billion plus seventy-five percent (75%) of any new equity and subordinated debt, a default triggered by a change of control and a default arising from the termination or resignation of any two of the following executive officers: Malon Wilkus, Ira Wagner and John Erickson.

Our Revolving Facility is a $255 million unsecured revolving line of credit administered by Wachovia that may be expanded through new or additional commitments up to $500 million in accordance with the terms and conditions set forth in the agreement as amended. Our ability to make draws under the Revolving Facility expires in June 2007 unless the Revolving Facility is extended for an additional one-year period prior to such date with the consent of the lenders. If the Revolving Facility is not renewed, any principal amounts then outstanding will be due in June 2007. The Revolving Facility contains customary default provisions as well as the following default provisions: a cross-default on our debt of $5 million or more, a minimum net worth requirement of $1 billion plus seventy-five percent (75%) of any new equity and subordinated debt, a default in the event of a change of control and a default arising from the termination or resignation of any two of the following executive officers: Malon Wilkus, Ira Wagner and John Erickson.

Trusts affiliated with us have outstanding $1.2 billion in Term Debt Notes to institutional investors as of December 31, 2005. These securities contain customary default provisions, as well as the following default provisions: a failure on our part, as the originator of the loans securing the Term Debt Notes or as the servicer of these loans, to make any payment or deposit required under related agreements within two business days after the date the payment or deposit is required to be made, or if we alter or amend our credit and collection policy in a manner that could have a material adverse effect on the holders of the Term Debt Notes.

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

There is a risk that you may not receive dividends

Since our initial public offering, we have distributed more than 90% of our investment company taxable income, including 90% of our net realized short-term capital gains to our stockholders. Our current intention is to continue these distributions to our stockholders. Net realized long-term capital gains may be retained and treated as a distribution for federal tax purposes, to supplement our equity capital and support growth in our portfolio, unless our board of directors determines in certain cases to make a distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow any specified level of cash distributions or year-to-year increases in cash distributions.

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

Our ability to invest in certain private companies may be limited

In order to retain our status as a BDC, we may not acquire any assets other than Qualifying Assets unless, at the time of and after giving effect to the acquisition, at least 70% of our total assets are Qualifying Assets. Under the 1940 Act, one of the categories of Qualifying Assets consists of securities issued by an “eligible portfolio company.” An “eligible portfolio company” is defined in the 1940 Act as a company that, among other things, does not have any marginable securities. As a result, if we purchase debt or equity securities from an issuer that has marginable securities outstanding at the time of our investment, we cannot treat our newly acquired securities as Qualifying Assets.

Regulation T under the Exchange Act identifies securities that are considered margin securities. In 1998, the Federal Reserve Board amended Regulation T to include a “non-equity security” within the definition of margin securities. Non-equity securities include debt securities. Thus, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company. In November 2004, the SEC issued proposed rules to expand the definition of “eligible portfolio company” to include any company that does not have a class of securities listed on a national securities exchange or association.

Until the question raised by the staff of the SEC regarding the Federal Reserve Board’s 1998 amendment to its margin rules has been addressed by final legislative, administrative or judicial action, we intend to treat our investments in private companies that have outstanding privately-placed debt securities and that would otherwise be Qualifying Assets as such. Should our interpretation of the definition of Qualifying Assets not be upheld, it could have a material adverse impact on our business, financial condition and results of operations. For instance, we could lose our status as a BDC or have to change our investment objectives or policies. We may also be required to dispose of investments that we made based on our interpretation. If we need to make such dispositions quickly, it may be difficult for us to do so on favorable terms because our investments are generally illiquid. See “Risk Factors—The lack of liquidity of our privately held securities may adversely affect our business.”

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

As of December 31, 2005, we had 4.3 million shares outstanding under our forward sale agreements that have termination dates that range from September 2006 through November 2006. Each forward sale agreement will be physically settled. Delivery of our shares on any physical settlement of a forward sale agreement will result in dilution to our basic earnings per share and return on equity.

Our employee option plans may not be fully compliant

Certain of our employee stock option plans have a provision whereby the exercise price of options granted under the plan will be adjusted downward automatically in the amount of cash dividends paid on our common stock. (The compensation and corporate governance committee of the board of directors may discontinue these adjustments at any time and has discontinued such adjustments in 2005.) While we believe that such adjustments in an option’s exercise price comply with applicable laws including tax and securities law, it is possible that a court or other governmental entity could find otherwise. If that were to happen, we could be required to change our option plans, which could result in the reversal of the adjustments to the exercise prices of outstanding options, additional compensation to our employees for the effect of such reversals and the reversal of a portion of the option expense previously recorded by us. Such events could have a material impact on our financial statements. In addition, we may find it necessary to develop alternative incentive compensation programs in order to recruit and retain the employees we need to operate our business. Such alternative programs could be more expensive than our existing programs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. We lease office space in nine locations for terms ranging up to eleven years.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, there were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our IPO, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our shareholders. We intend to retain long-term capital gains and treat them as deemed distributions for tax purposes. We report the estimated tax characteristics of each dividend when declared, while the actual tax characteristics of dividends are reported annually to each stockholder on Form 1099DIV. For income tax purposes, all of our dividends declared through December 31, 2005 have been distributions of ordinary income for tax purposes. For our dividends declared in 2005 of $3.08 per share, $3.07 were non-qualifying dividends and $0.01 were qualifying dividends. Qualified dividend income is generally taxed to stockholders at the rates that apply to net capital gains. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. During the fiscal year ended December 31, 2005, we did not purchase any of our shares of common stock. For the last three fiscal years ended December 31, 2005, we have not sold any equity securities that were not registered under the Securities Act.

Our stock transfer agent, registrar and dividend reinvestment plan administrator is Computershare Investor Services. Information request for Computershare Investor Services can be sent to P.O. Box 43010, Providence, RI 02940 and their telephone number is 1-800-733-5001.

Pursuant to our dividend reinvestment plan, a stockholder whose shares are registered in his own name may “opt’ in to the plan and elect to reinvest all or a portion of their dividends in shares of our common stock by providing the required enrollment notice to Computershare Investor Services. Stockholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if such service is provided by the broker or the nominee, or if the broker or the nominee permits participation in our dividend reinvestment plan. Stockholders whose shares are held in the name of a broker or other nominee should contact the broker or nominee for details. When we declare a dividend, stockholders who are participants in our dividend reinvestment plan receive the equivalent of the amount of the dividend or distribution in shares of our common stock. Our dividend reinvestment plan administrator buys shares in the open market, on The Nasdaq National Market or elsewhere. Shares will generally be purchased from us as a newly issued or treasury shares at a 5% discount from the market value. You can find out more information about this plan by reading our Second Amended and Restated Dividend Reinvestment Plan.

Our common stock is quoted on The NASDAQ National Market under the symbol ACAS. As of February 20, 2006, we had 812 shareholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are approximately 173,400 additional beneficial holders of our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ National Market and our dividends declared for the period from our IPO through December 31, 2005.

	Sale Price
	High	Low	Dividend Declared
1997
Third Quarter (beginning August 29, 1997)	$20.25	$15.00	$0.00
Fourth Quarter	$20.75	$16.50	$0.21
1998
First Quarter	$22.50	$17.25	$0.25
Second Quarter	$24.63	$21.25	$0.29
Third Quarter	$24.25	$10.13	$0.32
Fourth Quarter	$18.44	$9.19	$0.48	(1)
1999
First Quarter	$19.00	$14.00	$0.41
Second Quarter	$21.25	$16.00	$0.43
Third Quarter	$20.00	$16.25	$0.43
Fourth Quarter	$23.13	$17.88	$0.47	(2)
2000
First Quarter	$26.81	$20.88	$0.45
Second Quarter	$27.75	$19.81	$0.49
Third Quarter	$26.00	$21.75	$0.49
Fourth Quarter	$26.00	$20.25	$0.74	(3)
2001
First Quarter	$27.88	$21.88	$0.53
Second Quarter	$28.10	$24.25	$0.55
Third Quarter	$29.50	$24.14	$0.56
Fourth Quarter	$29.89	$24.48	$0.66	(4)
2002
First Quarter	$31.90	$26.45	$0.59
Second Quarter	$32.98	$24.81	$0.63
Third Quarter	$27.99	$17.00	$0.66
Fourth Quarter	$24.54	$15.17	$0.69	(5)
2003
First Quarter	$25.07	$21.41	$0.67
Second Quarter	$29.48	$22.41	$0.68
Third Quarter	$28.35	$20.75	$0.69
Fourth Quarter	$30.00	$24.65	$0.75	(6)
2004
First Quarter	$34.91	$29.30	$0.70
Second Quarter	$33.65	$24.70	$0.70
Third Quarter	$32.30	$27.54	$0.72
Fourth Quarter	$33.60	$29.23	$0.79	(7)
2005
First Quarter	$35.70	$29.51	$0.73
Second Quarter	$36.49	$31.01	$0.75
Third Quarter	$39.61	$34.24	$0.78
Fourth Quarter	$39.10	$34.65	$0.82	(8)

(1)	Includes extra dividend of $0.11.
(2)	Includes extra dividend of $0.03.
(3)	Includes extra dividend of $0.22.
(4)	Includes extra dividend of $0.09.
(5)	Includes extra dividend of $0.02.
(6)	Includes extra dividend of $0.06.

(7)	Includes extra dividend of $0.06.
(8)	Includes extra dividend of $0.03.

The following table summarizes information, as of December 31, 2005, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire shares of our common stock may be granted from time to time. See “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for a description of our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders (1)	10,060	$28.71	2,206
Equity compensation plans not approved by security holders (1)	—	—	—

(1)	All of our compensation plans have been approved by our stockholders.

Item 6. Selected Financial Data

AMERICAN CAPITAL STRATEGIES, LTD.

Consolidated Selected Financial Data

The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(in thousands, except per share data)
Total operating income(1)	$554,500	$336,082	$206,280	$147,022	$104,237
Total operating expenses(2)	228,148	113,851	65,577	44,473	32,612

Operating income before income taxes	326,352	222,231	140,703	102,549	71,625
Income tax provision	(12,504)	(2,130)	—	—	—

Net operating income	313,848	220,101	140,703	102,549	71,625
Net realized gain (loss) on investments(1)	36,407	(37,870)	22,006	(20,741)	5,369
Net unrealized appreciation (depreciation) of investments(1)	14,654	99,214	(44,725)	(61,747)	(58,389)

Net increase in net assets resulting from operations	$364,909	$281,445	$117,984	$20,061	$18,605

Per share data:
Net operating income:
Basic	$3.16	$2.88	$2.58	$2.60	$2.27
Diluted	$3.10	$2.83	$2.56	$2.57	$2.24
Net earnings:
Basic	$3.68	$3.69	$2.16	$0.51	$0.59
Diluted	$3.60	$3.63	$2.15	$0.50	$0.58
Dividends declared	$3.08	$2.91	$2.79	$2.57	$2.30
Balance sheet data:
Total assets	$5,449,109	$3,491,427	$2,068,328	$1,350,911	$909,717
Total debt	$2,466,860	$1,560,978	$840,211	$619,964	$251,141
Total shareholders’ equity	$2,897,637	$1,872,426	$1,175,915	$687,659	$640,265
Other data:
Number of portfolio companies at period end	141	117	86	69	55
New investments(3)	$3,714,400	$2,017,600	$1,083,100	$573,500	$389,300
Equity investment sale proceeds and loan investment sales and repayments(4)	$1,454,946	$711,525	$390,467	$118,560	$83,446
Net operating income as % of average equity(5)	13.6%	14.1%	13.5%	14.7%	13.3%
Return on average equity(6)	15.8%	18.0%	11.3%	2.9%	3.5%

(1)	In 2004, we adopted a new accounting method related to the income statement classification of periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Beginning in 2004, we record the accrual of the periodic interest rate settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date.
(2)	In 2003, we adopted Financial Accounting Standards Board (FASB) Statement No. 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148.
(3)	Amount of new investments includes amounts as of the investment dates that are committed but unfunded.
(4)	Principal amount of loan repayments includes the collection of payment-in-kind notes, payment-in-kind dividends and accreted loan discounts.
(5)	Calculated before the effect of net appreciation, depreciation gains and losses of investments. Average equity is calculated based on the quarterly shareholders’ equity balances.
(6)	Return represents net increase in net assets resulting from operations, which includes the effect of net appreciation, depreciation, gains and losses of investments. Average equity is calculated based on the quarterly shareholders’ equity balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(in thousands except per share data)

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have substantially greater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value for which a change in estimate could affect our net asset value; (iv) our investments in securities of privately held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless we maintain an asset coverage of at least 200%, which may affect returns to our shareholders; (xii) we may fail to continue to qualify for our pass-through treatment as a regulated investment company which could have an affect on shareholder return; (xiii) our common stock price may be volatile; (xiv) our strategy of becoming an asset manager of funds of private assets may not be successful and therefore have a negative impact on our results of operation and (xv) general business and economic conditions and other risk factors described in our reports filed from time to time with the Securities and Exchange Commission. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

Portfolio Composition

We are a publicly traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest primarily in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. The total portfolio value of our investments was $5,117,095 and $3,204,292 as of December 31, 2005 and 2004, respectively. During the years ended December 31, 2005, 2004, and 2003, we made new investments totaling $3,714,400, $2,017,600 and $1,083,100, including $784,000, $129,500 and $39,100, respectively in funds committed but undrawn under credit facilities and subscription agreements at the date of the investment. The weighted average effective interest rate on debt securities was 12.8%, 12.9% and 13.5%, at December 31, 2005, 2004, and 2003, respectively.

We invest in and sponsor management and employee buyouts, invest in private equity sponsored buyouts, provide capital directly to early stage and mature private and small public companies, invest in commercial mortgage backed securities and collateralized debt obligation securities and invest in investment funds managed by us. We provide senior debt, mezzanine debt and equity to fund growth, acquisitions and recapitalizations. We, through our asset management business, are also a manager of debt and equity investments in private companies. We also provide capital directly to private and small public companies for growth, acquisitions or recapitalizations.

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

Our new investments during the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
American Capital Sponsored Buyouts	$1,588,200	$689,000	$446,600
Financing for Private Equity Buyouts	700,800	874,700	468,300
Direct Investments	217,900	10,000	40,000
Investments in Managed Funds	616,800	—	—
CMBS & CDO Investments	99,900	26,800	—
Add-On Financing for Acquisitions	157,100	120,600	42,500
Add-On Financing for Recapitalization	266,300	255,300	60,200
Add-On Financing for Growth	5,000	5,600	—
Add-On Financing for Working Capital	62,400	35,600	25,500

Total	$3,714,400	$2,017,600	$1,083,100

Critical Accounting Policies

Valuation of Investments

We value our investment portfolio each quarter. Our FACT group prepares the portfolio company valuations each quarter using the most recent portfolio company financial statements and forecasts. The FACT group will consult with the respective members of our Investment Team who are managing the portfolio company to obtain further updates on the portfolio company performance, including information such as industry trends, new product development, and other operational issues. The valuations are reviewed by our senior management and our audit and compliance committee of our board of directors and presented to the board of directors, which reviews and approves the portfolio valuations in accordance with the following valuation policy.

Investments are carried at fair value, as determined in good faith by our board of directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. For CMBS and CDO securities, we prepare a fair value analysis which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar securities, when available.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amount are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities. For CDO securities, we recognize interest income using the effective interest method, using the anticipated yield over the projected life.

A change in the portfolio company valuation assigned by us could have an effect on the amount of loans on non-accrual status. Also, a change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest recognition.

Fee Income Recognition

Fees primarily include financial advisory, asset management, transaction structuring, financing and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to middle market companies. Asset management fees represent fees for providing investment advisory services to an investment fund. Financial advisory and asset management fees are recognized as earned provided collection is probable. Transaction structuring and financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

Stock-based compensation

In 2003, we adopted Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123.” In applying FASB Statement No. 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed pro rata over the vesting period of the options and are included on our consolidated statements of operations as “Salaries, benefits and stock-based compensation.” In accordance with FASB Statement No. 123, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in net assets resulting from operations calculated as if compensation costs were computed in accordance with FASB Statement No. 123.

Derivative Financial Instruments

We use derivative financial instruments to manage interest rate risk and fulfill our obligation under the terms of our revolving debt funding facilities and our asset securitizations. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Securities and Exchange Commission prescribed new guidance on its interpretations of FASB Statement No. 133 for public investment companies related to the income statement classification of periodic interest rate derivative settlements. In periods prior to 2004, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. The adoption of this new accounting method did not have any impact on our net increase in net assets resulting from operations.

Results of Operations

Our consolidated financial performance, as reflected in our consolidated statements of operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from financial advisory, asset management and transaction structuring activities, less our operating expenses and provision for income taxes. The second element is “Net realized gain (loss) on investments,” which reflects the difference between the proceeds from an exit of a portfolio investment and the cost at which the investment was carried on our consolidated balance sheets and periodic settlements of interest rate derivatives. The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair values of our portfolio investments and the change in the estimated fair value of the future payment streams of our interest rate derivatives, at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate.

The consolidated operating results for the years ended December 31, 2005, 2004, and 2003 are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Operating income	$554,500	$336,082	$206,280
Operating expenses	228,148	113,851	65,577

Operating income before income taxes	326,352	222,231	140,703
Provision for income taxes	(12,504)	(2,130)	—

Net operating income	313,848	220,101	140,703
Net realized gain (loss) on investments	36,407	(37,870)	22,006
Net unrealized appreciation (depreciation) of investments	14,654	99,214	(44,725)

Net increase in net assets resulting from operations	$364,909	$281,445	$117,984

Fiscal Year 2005 Compared to Fiscal Year 2004

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee income. For the year ended December 31, 2005, total operating income increased $218,418, or 65%, over the year ended December 31, 2004. Interest and dividend income consisted of the following for the years ended December 31, 2005 and December 31, 2004:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Interest income on debt securities	$383,165	$243,328
Interest income on bank deposits and employee loans	3,561	981
Dividend income on equity securities	39,129	26,924

Total interest and dividend income	$425,855	$271,233

Interest income on debt securities increased by $139,837, or 57%, to $383,165 for 2005 from $243,328 for 2004, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments. Our daily weighted average debt investments at cost increased from $1,804,000 in 2004 to $2,948,900 in 2005 resulting from new loan originations net of loan repayments during the year ended December 31, 2005.

The daily weighted average effective interest rate on debt investments decreased to 13.0% in 2005 from 13.5% in 2004 due primarily to an increase in total senior loans as a percentage of our total loan portfolio. Our senior loans as a percentage of our total loans at cost increased to 44% as of December 31, 2005 from 35% as of December 31, 2004. Our senior loans generally yield lower rates than our higher yielding subordinated loans, but they are typically variable rate based loans that do not necessitate the use of interest rate basis swap agreements thereby reducing our overall interest swap costs in 2005. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities and to reduce our interest rate risk, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Excluding the impact of the interest rate swap agreements, our daily weighted effective interest rate for 2005 decreased 50 basis points to 13.0% as compared to the prior year. However, including the impact of interest rate basis swap agreements, our daily weighted average effective interest rate for 2005 increased 40 basis points to 12.7% as compared to the prior year.

However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. In 2005 and 2004, the total interest cost of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $7,293 and $21,061, respectively. The decrease in our interest cost of interest rate derivative agreements is due primarily to the increase in the average monthly LIBOR rate from 1.55% in 2004 to 3.47% in 2005.

The decrease in our daily weighted average effective interest as a result of the increase in our senior debt investments is partially offset by the increase in interest rates of our variable rate based loans due to the increases in average monthly LIBOR in 2005.

Dividend income on equity securities increased by $12,205 to $39,129 for 2005 from $26,924 for 2004 due primarily to an increase in preferred stock investments. We have grown our investments in equity securities to a fair value of $1,721,800 as of December 31, 2005, an 89% increase over the prior year. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value. In addition, we received cash dividends from common equity investments, primarily controlled companies, of $2,399 from three portfolio companies in 2005 compared to $9,062 from six portfolio companies in 2004.

Our daily weighted average total debt and equity investments at cost increased from $2,442,800 in 2004 to $4,055,600 in 2005. The daily weighted average yield on total debt and equity investments decreased from 11.1% in 2004 to 10.4% in 2005 due to the reasons discussed above including an overall increase in equity investments in 2005 that do not produce a current yield. Including the cost of interest rate basis swap agreements that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield on total debt and equity investments would have been 10.2% in both 2004 and 2005.

Fee and other income consisted of the following for the years ended December 31, 2005 and December 31, 2004:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Transaction structuring fees	$27,649	$14,148
Equity financing fees	25,223	9,682
Financial advisory and administrative fees	18,631	9,867
Loan financing fees	17,620	15,367
Fund management fees and reimbursements	13,770	—
Prepayment fees	11,134	6,650
Other structuring fees	2,350	2,466
Other	12,268	6,669

Total fee and other income	$128,645	$64,849

Fee and other income increased by $63,796, or 98%, to $128,645 in 2005 from $64,849 in 2004. In 2005, we recorded $27,649 in transaction structuring fees for eighteen buyout investments and two add-on financings for acquisitions totaling $1,662,000 of American Capital financing. In 2004, we recorded $14,148 in transaction structuring fees for thirteen buyout investments totaling $689,000 of American Capital financing. The transaction structuring fees were 1.7% and 2.1% of American Capital financing in 2005 and 2004, respectively.

Equity financing fees for the year ended December 31, 2005 increased $15,541 over the comparable period in 2004. The increase in equity financing fees was attributable to an increase in new equity investments from $339,000 in 2004 to $760,100 in 2005. Equity financing fees were 3.3% and 2.9% of equity financing in 2005 and 2004, respectively.

Financial advisory and administrative fees for the year ended December 31, 2005 increased $8,764, or 89%, over the comparable period in 2004. The increase in financial advisory and administrative fees is attributable primarily to the increase in the number of portfolio companies under management.

Loan financing fees for the year ended December 31, 2005 increased $2,253, or 15%, over the comparable period in 2004. The increase in the loan financing fees was attributable to an increase in new debt investments from $1,678,600 in 2004 to $2,257,000 in 2005. The loan financing fees were 0.8% and 0.9% of loan originations in 2005 and 2004, respectively. Loan fees we receive that are representative of additional yield are deferred as a discount and accreted into interest income and are not recorded as fee income.

Fund management fees and reimbursements represent fees recognized for providing investment advisory and management services to ECAS pursuant to investment management and services agreements. We recognized $2,788 of management fees and $10,982 for reimbursements of costs and expenses in 2005 for salaries, employee benefits and general and administrative expenses.

The prepayment fees of $11,134 in 2005 are the result of the prepayment by twenty portfolio companies of loans totaling $444,600 compared to prepayment fees of $6,650 in 2004 as the result of the prepayment by seventeen portfolio companies of loans totaling $266,900. Prepayment fees were 2.5% in both 2005 and 2004, respectively, of debt prepayments.

Operating Expenses

Operating expenses for 2005 increased $114,297, or 100%, over 2004. Our operating leverage was 1.9% for both 2005 and 2004. Operating leverage is our operating expenses, excluding stock-based compensation, interest expense and operating expenses reimbursed under management agreements, divided by our total assets at period end.

Interest expense increased from $36,851 for 2004 to $100,715 for 2005. The increase in interest expense is due both to an increase in our weighted average borrowings from $999,700 for 2004 to $1,891,600 for 2005 and to an increase in our weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 3.69% for 2004 to 5.32% for 2005. As discussed above, the increase in the weighted average interest rate is primarily due to an increase in the average monthly LIBOR rate from 1.55% in 2004 to 3.47% in 2005.

Salaries, benefits and stock-based compensation expense increased 70% from $50,513 for 2004 to $85,680 for 2005. Our total salaries, benefits and stock-based compensation were 1.6% and 1.4% of total period end assets in 2005 and 2004, respectively. Salaries, benefits and stock-based compensation consisted of the following for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Salaries	$64,425	$35,672
Benefits	7,304	4,774
Stock-based compensation	13,951	10,067

Total salaries, benefits and stock-based compensation	$85,680	$50,513

The total increases are due primarily to an increase in employees from 191 at December 31, 2004 to 308 at December 31, 2005, increases in incentive compensation, and annual salary rate increases. The increase in the number of employees is due to our growth as we have added investment professionals and administrative staff in building our investment platform, including the opening of two offices in London and Paris. In 2003, we adopted FASB Statement No. 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148. Accordingly, stock-based compensation is higher in 2005 since it includes the pro-rata vested expense for stock options granted over the past three years compared to the pro-rata vested expense for stock options granted over the past two years in 2004.

General and administrative expenses increased from $26,487 for 2004 to $41,753 for 2005 primarily due to additional overhead attributable to the increase in the number of employees and the opening of two new offices in London and Paris, including higher employee recruiting costs and rent expense.

Provision for Income Taxes

We operate to qualify to be taxed as a regulated investment company, or a RIC, as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income. However, we are subject to a nondeductible federal excise tax of 4% on our undistributed investment company taxable income if we do not distribute at least 98% of our investment company ordinary taxable income in any calendar year, 98% of our capital gain net income for each one-year period ending on October 31 and any shortfall in distributing taxable income from the prior calendar year. For 2005, we retained $48,282 of our investment company ordinary taxable income and accrued a federal excise tax of $1,648, which is included in our provision for income taxes.

Our consolidated taxable operating subsidiaries, ACFS and ECFS, are subject to corporate level federal, state and local income tax in their respective jurisdictions. For the year ended December 31, 2005, we recorded a tax provision of $10,856 attributable to our taxable operating subsidiaries. For the year ended December 31, 2004, we recorded a tax provision of $2,130 attributable to our taxable operating subsidiaries. The increase in the tax provision in 2005 as compared to 2004 is due primarily to the increase in fee income earned by ACFS in 2005 as result of an increase in American Capital sponsored buyout transactions structured by ACFS. The 2004 income tax provision also benefited from the full utilization of a fully reserved net operating loss carry forward and the reversal of a valuation allowance on deferred tax assets.

Net Realized Gains (Losses)

Our net realized gains (losses) for 2005 and 2004 consisted of the following:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Escort, Inc.	$52,226	$—
Roadrunner Freight Systems, Inc.	26,321	1,735
TransCore Holdings, Inc.	—	19,972
CIVCO Holding, Inc.	12,611	2,123
Automatic Bar Controls, Inc.	11,828	—
The Tensar Corporation	11,021	4,279
Texstars, Inc.	494	10,891
ACAS Acquisitions (PaR Systems), Inc.	—	9,537
Chronic Care Solutions, Inc.	6,476	—
HMS Healthcare, Inc.	5,843	—
Vigo Remittance Corp	4,045	1,250
Cycle Gear, Inc.	3,779	—
Bankruptcy Management Solutions, Inc.	217	2,569
The Lion Brewery, Inc.	1,896	—
Bumble Bee Seafoods, L.P.	1,882	—
Kelly Aerospace, Inc.	1,747	—
ACS PTI, Inc.	1,524	—
Erie County Plastics Corporation	—	1,341
BC Natural Foods LLC	1,213	—
Other, net	4,430	4,956

Total gross realized portfolio company gains	147,553	58,653

Chromas Technologies Corp.	(252)	(32,043)
American Decorative Surfaces International, Inc.	(23,196)	—
S-Tran Holdings, Inc.	(22,351)	—
KIC Holdings, Inc.	(14,676)	—
Fulton Bellows & Components, Inc.	(63)	(14,256)
Academy Events Services, LLC	—	(14,173)
Sunvest Industries, Inc.	—	(14,032)
Optima Bus Corporation	(13,799)	—
Hartstrings LLC	(8,480)	—
MBT International, Inc.	(6,110)	—
Aeriform Corporation	(4,360)	—
Baran Group, Ltd.	—	(2,161)
ThreeSixty Sourcing, Ltd.	(88)	(1,818)
Euro-Pro Operating LLC	(1,787)	—
JAG Industries, Inc.	(1,376)	—
Marcal Paper Mills, Inc.	(1,099)	—
Mobile Tool International, Inc.	(1,068)	—
Stravina Operating, LLC	(1,000)	—
Other, net	(2,454)	(146)

Total gross realized portfolio company losses	(102,159)	(78,629)

Total net realized portfolio company gains (losses)	45,394	(19,976)

Interest rate derivative periodic payments	(8,987)	(17,894)

Total net realized gains (losses)	$36,407	$(37,870)

During 2005, we received full repayment of our $27,398 senior and subordinated debt investments in Escort, Inc. and sold all of preferred equity and a portion of common equity for $61,868 in proceeds realizing a total gain of $52,226 offset by a reversal of unrealized appreciation of $48,557. We retained a 9% fully diluted common equity interest in the newly capitalized Escort, renamed Radar Detection Holdings Corp., and provided $13,000 of senior debt financing to the purchasers for the transaction. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $1,283.

During 2005, we received full repayment of our remaining $5,299 subordinated debt investments in Roadrunner Freight Systems, Inc. and sold all of our equity investments in Roadrunner Freight consisting of our common stock and common stock warrants for $41,517 in proceeds realizing a total gain of $26,321 offset by a reversal of unrealized appreciation of $23,789. We provided $23,600 of subordinated bridge debt financing to the purchasers for which we subsequently received full repayment in 2005.

During 2005, we received full repayment of our $28,597 of subordinated debt investments in CIVCO Holding, Inc. and sold all of our remaining equity investments in CIVCO consisting of our common stock and common stock warrants for $14,651 in proceeds realizing a total gain of $12,611 offset by a reversal of unrealized appreciation of $6,802. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $1,152.

During 2005, we received full repayment of our $25,539 of remaining senior and subordinated debt investments in Automatic Bar Controls, Inc. and sold all of our equity investments in Automatic Bar consisting of our common stock and common stock warrants for $18,505 in proceeds realizing a total gain of $11,828 offset by a reversal of unrealized appreciation of $14,062.

During 2005, we received full repayment of our $25,330 of subordinated debt investments in The Tensar Corporation and sold all of our minority equity investments in Tensar consisting of preferred stock, common stock warrants and common stock for $17,940 in proceeds realizing a total gain of $11,021 offset by a reversal of unrealized appreciation of $10,853. We provided $104,000 in senior and subordinated debt financing to the purchasers for the transaction. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $950.

During 2005, we received full repayment of our $71,994 of remaining subordinated debt investments in Chronic Care Solutions, Inc. and sold all of our equity investments in Chronic Care Solutions consisting of our preferred stock, common stock and common stock warrants for $17,078 in proceeds realizing a total gain of $6,476 offset by a reversal of unrealized appreciation of $5,630. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $2,742.

During 2005, we received full repayment of our $42,305 of remaining subordinated debt investments in HMS Healthcare, Inc. and sold all of our equity investments in HMS Healthcare consisting of our preferred stock, common stock and common stock warrants for $8,366 in proceeds realizing a total gain of $5,843 offset by a reversal of unrealized appreciation of $5,781. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $1,047.

During 2005, we sold our common stock warrant investment in the parent holding company of Vigo Remittance Corp. for $5,259 in proceeds realizing a total gain of $4,045 offset by a reversal of unrealized appreciation of $3,971. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $376.

During 2005, we received full repayment of our remaining $13,142 senior and subordinated debt investments in Cycle Gear, Inc. and sold all of our equity investments in Cycle Gear consisting of our redeemable preferred stock and common stock warrants for $7,332 in proceeds realizing a total gain of $3,779 offset by a reversal of unrealized appreciation of $3,138. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $931.

During 2005, we sold our common stock investment and a portion of our preferred stock and common stock warrant investments in American Decorative Surfaces International, Inc. for nominal proceeds resulting in a realized loss of $23,196 offset by a reversal of unrealized depreciation of $23,196.

During 2005, S-Tran Holdings, Inc. filed for Chapter 11 bankruptcy. We do not expect to receive any proceeds from the liquidation of S-Tran for our common stock investment in S-Tran. Our common stock investment was deemed worthless and was written off resulting in a realized loss of $22,351 offset by a reversal of unrealized depreciation of $21,849.

During 2005, we sold a portion of our preferred stock investments in KIC Holdings, Inc. for nominal proceeds resulting in a realized loss of $14,676 offset by a reversal of unrealized depreciation of $14,731.

During 2005, we sold our common stock warrant investment and a portion of our preferred stock investments in Optima Bus Corporation for nominal proceeds resulting in a realized loss of $13,799 offset by a reversal of unrealized depreciation of $13,799.

During 2005, through a series of transactions, Hartstrings Holdings Corp., a newly established company wholly-owned by us, acquired all of the membership interests in Hartstrings, LLC and modified and restated our senior and subordinated debt investments in Hartstrings, LLC. As a result of the transactions, we recognized a total realized loss of $8,480 comprised of membership warrants of $3,572 and subordinated debt of $4,908 offset by a reversal of unrealized depreciation of $6,079.

During 2005, the operating assets of MBT International, Inc. were sold pursuant to an asset purchase agreement. We received cash proceeds from the sale of the operating assets as partial payment on our subordinated debt investments and expect to receive additional partial payments on our subordinated debt investments from sale proceeds held in escrow and from the sale of MBT’s real property. Subsequent to the asset sale, we deemed our equity investments worthless and wrote off the securities. We realized a total loss of $6,110 on our equity investments offset by a reversal of unrealized depreciation of $4,015.

During 2005, we sold our common stock warrant investment in Aeriform Corporation for nominal proceeds resulting in a realized loss of $4,360 offset by a reversal of unrealized depreciation of $4,360.

During 2004, we received full repayment of our $27,000 subordinated debt investments in TransCore Holdings, Inc. and sold all of our equity investments in TransCore consisting of our redeemable preferred stock, convertible preferred stock and common stock warrants for $26,409 in proceeds realizing a total gain of $19,972 offset by the reversal of unrealized appreciation of $18,888. The sale proceeds we recognized included proceeds we expect to receive held in escrow of $2,127.

During 2004, we received full repayment of our $20,909 senior and subordinated debt investments in Texstars, Inc. and sold all of our equity investments in Texstars consisting of common stock and common stock warrants for $12,856 in proceeds realizing a total gain of $10,891 offset by the reversal of unrealized appreciation of $9,615. The sale proceeds we recognized included proceeds we expect to receive held in escrow of $1,936.

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

During 2004, we realized a gain of $4,279 from the realization of unamortized OID from the prepayment of debt by The Tensar Corporation (formerly Atlantech Holding Corp.) for which we received total proceeds of $18,750.

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

During 2004, Chromas Technologies Corp. entered into an asset purchase agreement whereby substantially all of the assets were sold to and certain of the liabilities were assumed by a purchaser. The net cash proceeds were used to repay a portion of our outstanding loans and all of Chromas’ remaining assets were conveyed to us. Our remaining subordinated debt and equity investments in Chromas were deemed worthless and we recognized a realized loss of $32,043 offset by the reversal of unrealized depreciation of $29,767.

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

Sunvest Industries, Inc. was a holding company with two wholly-owned operating subsidiaries—Dyna-Fab LLC and Advanced Fabrication Technology LLC (AFT). In the fourth quarter of 2003, Dyna-Fab entered into an asset purchase agreement whereby substantially all of the assets of Dyna-Fab were sold. In the first quarter of 2004, AFT entered into an asset purchase agreement whereby substantially all of the assets of AFT were sold. During 2004, we foreclosed on Sunvest’s and its subsidiaries’ remaining assets including any rights to future payments under the asset purchase agreements. The remaining senior and subordinated debt and equity investments in Sunvest were deemed worthless and we recognized a realized loss of $14,032 offset by the reversal of unrealized depreciation of $14,052 in 2004.

We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. During 2005 and 2004, we recorded net realized losses of $8,987 and $17,894, respectively, for the interest rate derivative periodic settlements. The decrease in cost is due primarily to the increase in average monthly LIBOR in 2005 as compared to 2004.

Unrealized Appreciation and Depreciation of Investments

The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for 2005 and 2004:

	Number of Companies	Year Ended December 31, 2005	Number of Companies	Year Ended December 31, 2004
Gross unrealized appreciation of portfolio company investments	43	$243,323	34	$192,395
Gross unrealized depreciation of portfolio company investments	34	(222,062)	31	(134,726)
Reversal of prior period unrealized depreciation (appreciation) upon a realization	25	(38,317)	11	33,787

Net unrealized appreciation (depreciation) of portfolio company investments	102	(17,056)	76	91,456
Interest rate derivative periodic payment accrual	—	1,694	—	(3,167)
Interest rate derivative agreements	—	30,016	—	10,925

Net unrealized appreciation of investments	102	$14,654	76	$99,214

The fair value of the interest rate derivative agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. They appreciate or depreciate based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of interest rate derivative agreements. The increase in the fair value of our interest rate derivative agreements in 2005 is due primarily to the increase in average LIBOR in 2005 and a resulting increase in the forward interest rate yield curve.

As previously discussed, we record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date.

Our board of directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. In that regard, the board has retained Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan Lokey”) to assist it by having Houlihan Lokey regularly review a designated percentage of our fair value determinations. Houlihan Lokey is a leading valuation firm in the U.S., engaged in approximately 1,000 valuation assignments per year for clients worldwide. Each quarter, Houlihan Lokey reviews our determination of the fair value of approximately 25% of American Capital’s portfolio company investments that have been portfolio companies for at least one year. During 2005 and 2004, Houlihan Lokey has reviewed 100% of American Capital’s portfolio investments that have been portfolio companies for at least one year and that have a fair value in excess of $10 million. In 2005 and 2004, Houlihan Lokey reviewed our valuations of 99 and 85 portfolio company investments, having an aggregate $3,113,000 and $2,115,000 in fair value, respectively, as reflected in our consolidated financial statements of the respective period ends. In addition, Houlihan Lokey representatives attend our quarterly valuation meetings and provide periodic reports and recommendations to our audit and compliance committee of the board of directors.

For those portfolio company investments that Houlihan Lokey has reviewed during the applicable period using the scope of review set forth by our board, our board has made a fair value determination that is within the aggregate range of fair value for such investments as determined by Houlihan Lokey.

Houlihan Lokey has been engaged, or may in the future be engaged, directly by us or our portfolio companies to provide investment banking services.

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

Interest income on debt securities increased by $75,848, or 45%, to $243,328 for 2004 from $167,480 for 2003, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments. Our daily weighted average debt investments at cost increased from $1,219,200 in 2003 to $1,804,000 in 2004 resulting from new loan originations net of loan repayments during the year ended December 31, 2004.

The daily weighted average effective interest rate on debt investments decreased to 13.5% in 2004 from 13.7% in 2003 due primarily to an increase in total senior loans as a percentage of our total loan portfolio. Our senior loans as a percentage of our total loans at cost increased to 35% as of December 31, 2004 from 28% as of December 31, 2003. Our senior loans generally yield lower rates than our higher yielding subordinated loans, but they are typically variable rate based loans which do not necessitate the use of interest rate basis swap agreements thereby reducing our overall interest swap costs. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities and to reduce our interest rate risk, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Excluding the impact of the interest rate swap agreements, our daily weighted effective interest rate for 2004 decreased 20 basis points to 13.5% as compared to the prior year. However, including the impact of interest rate basis swap agreements, our daily weighted average effective interest rate for 2004 was 12.3%, which was the same as the prior year.

However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Commission prescribed new guidance on its interpretations of FASB Statement No. 133 for public investment companies related to the income statement classification of the periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. In 2003, the total interest rate cost of interest rate derivative agreements included in interest income was $17,214. In 2004, the total interest rate cost of interest rate derivative agreements included in both net unrealized appreciation (depreciation) of investments and net realized gain (loss) on investments on the consolidated statements of operations was $21,061.

The impact on our daily weighted average effective interest rate of the increase in the percentage of our senior debt investments is partially offset by an increase in interest rates on our variable rate based loans as the weighted average monthly LIBOR rate increased from 1.21% in 2003 to 1.55% in 2004.

Dividend income on equity securities increased by $18,733 to $26,924 for 2004 from $8,191 for 2003 due primarily to an increase in preferred stock investments and an increase in recurring and non-recurring cash dividends received on common equity investments. We have grown our investments in equity securities to a fair value of $909,680 as of December 31, 2004, a 97% increase over the prior year. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value. In addition, we received cash dividends from common equity investments, primarily controlled companies, of $9,062 from six portfolio companies in 2004 compared to $4,925 from one portfolio company in 2003.

Our daily weighted average total debt and equity investments at cost increased from $1,450,600 in 2003 to $2,442,800 in 2004. The daily weighted average yield on total debt and equity investments decreased from 12.1% in 2003 to 11.1% in 2004 due to the reasons discussed above including an overall increase in equity investments in 2004 that do not produce a current yield. Including the cost of interest rate basis swap agreements that are included in interest income in 2003 and are included net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments in 2004, our daily weighted average yield would have been 10.9% and 10.2% in 2003 and 2004, respectively.

Fee and other income consisted of the following for the years ended December 31, 2004 and December 31, 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Transaction structuring fees	$14,148	$12,601
Loan financing fees	15,367	13,919
Financial advisory and administrative fees	9,867	4,737
Equity financing fees	9,682	5,375
Prepayment fees	6,650	3,836
Other structuring fees	2,466	3,375
Other	6,669	3,379

Total fee and other income	$64,849	$47,222

Fee and other income increased by $17,627, or 37%, to $64,849 in 2004 from $47,222 in 2003. In 2004, we recorded $14,148 in transaction structuring fees for thirteen buyout investment totaling $689,000 of American Capital financing. In 2003, we recorded $12,601 in transaction structuring fees for seven buyout investments of new portfolio companies and two existing portfolio companies totaling $446,600 of American Capital financing. The transaction structuring fees were 2.1% and 2.8% of American Capital financing in 2004 and 2003, respectively.

Loan financing fees for the year ended December 31, 2004 increased $1,448, or 10%, over the comparable period in 2003. The increase in the loan financing fees was attributable to an increase in new debt investments from $902,600 in 2003 to $1,678,600 in 2004, which is partially offset by an increase in the portion of fees deferred in 2004 as a discount that are representative of additional yield. The loan financing fees were 0.9% and 1.5% of loan originations in 2004 and 2003, respectively.

Equity financing fees for the year ended December 31, 2004 increased $4,307 over the comparable period in 2004. The increase in equity financing fees was attributable to an increase in new equity investments from $180,400 in 2003 to $339,000 in 2004.

Financial advisory and administrative fees for the year ended December 31, 2004 increased $5,130, or 108%, over the comparable period in 2003. The increase in financial advisory and administrative fees is attributable primarily to the increase in the number of portfolio companies under management.

The prepayment fees of $6,650 in 2004 are the result of the prepayment by seventeen portfolio companies of loans totaling $266,900 compared to prepayment fees of $3,836 in 2003 as the result of the prepayment by ten portfolio companies of loans totaling $136,800. Prepayment fees were 2.5% and 2.8% in 2004 and 2003, respectively of debt prepayments.

Operating Expenses

Operating expenses for 2004 increased $48,274, or 74%, over 2003. Our operating leverage decreased to 1.9% in 2004 compared to 2.2% in 2003. Operating leverage is our operating expenses, excluding stock-based compensation and interest expense, divided by our total assets at period end.

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

Salaries, benefits and stock-based compensation expense increased 65% from $30,534 for 2003 to $50,513 for 2004. Salaries, benefits and stock-based compensation consisted of the following for the years ended December 31, 2004 and 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Salaries	$35,672	$24,874
Benefits	4,774	3,076
Stock-based compensation	10,067	2,584

Total salaries, benefits and stock-based compensation	$50,513	$30,534

The total increases are due primarily to an increase in employees from 132 at December 31, 2003 to 191 at December 31, 2004, increases in incentive compensation, and annual salary rate increases. The increase in number of employees is due to our growth as we added investment professionals and administrative staff in building our investment platform. In 2003, we adopted FASB Statement No. 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148. Accordingly, stock-based compensation is higher in 2004 since it includes the pro-rata vested expense for stock options granted over the past two years compared to the pro-rata vested expense for stock options granted over the past one year in 2003.

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

Our consolidated operating subsidiary, ACFS, is subject to corporate level federal and state income tax. For the year ended December 31, 2004, we recorded a tax provision of $2,130 attributable to ACFS. For the year ended December 31, 2003, we did not record a tax provision for ACFS primarily due to a net operating loss carry forward that was fully utilized during 2003.

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

See “Fiscal Year 2005 Compared to Fiscal Year 2004” for discussion on the net realized gains (losses) for the year ended December 31, 2004.

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

During 2003, we exited our investment in CPM Acquisition Corp. through a sale of our common stock warrants and the prepayment of the senior and subordinated debt. We received $30,428 in total proceeds from the sale and recognized a net realized gain of $6,099 offset by the reversal of unrealized appreciation of $3,462. The realized gain was comprised of $2,162 of unamortized OID on the senior and subordinated debt and $3,937 on the common stock warrants. The sale proceeds we recognized included proceeds we expect to receive held in escrow of $458.

During 2003, we exited our investment in A&M Cleaning Products, Inc. through a sale of our common stock warrants and redeemable preferred stock and the prepayment of the subordinated debt. We received $14,942 in total proceeds from the sale and recognized a net realized gain of $5,181 offset by the reversal of unrealized appreciation of $4,916. The realized gain was comprised of $653 of unamortized OID on the subordinated debt and $4,528 on the common stock warrants and redeemable preferred stock. The sale proceeds we recognized included proceeds we expect to receive held in escrow of $755.

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

Financial Condition, Liquidity, and Capital Resources

As of December 31, 2005, we had $97,134 in cash and cash equivalents and $121,772 of restricted cash. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each month to pay interest and principal on the securitized debt. As of December 31, 2005, we had availability of $624,631 under our revolving debt funding facilities, $67,975 under one of our asset securitizations, and $153,348 under our forward equity sale agreements assuming the forward sale prices as of December 31, 2005. During 2005, we principally funded investments using draws on the revolving debt funding facilities, proceeds from asset securitizations, unsecured debt issuances and equity offerings, including forward equity sale agreements, as well as proceeds from sales of senior loans, repayments of loans and sales of equity investments.

We have historically and anticipate continuing to have to issue debt or equity (including under forward equity sale agreements) securities in addition to the above borrowings and forward equity sale agreements to fund our growth in investments, including our investment funds that we establish. The terms of the future debt and equity issuances cannot be determined and there can be no assurances that the debt or equity markets will be available to us on terms we deem favorable. We expect to continue to raise debt and equity capital during the year ended December 31, 2006 to fund our growth in investments for 2006.

As a regulated investment company, we are required to distribute annually 90% or more of our investment company taxable income. We provide shareholders with the option of reinvesting their dividends in American Capital. In 2005, 2004 and 2003, shareholders reinvested $37,546, $7,114 and $803, respectively, in dividends. Since our IPO through December 31, 2005, shareholders have reinvested $49,035 of dividends in American Capital. In August 2004, we amended our dividend reinvestment plan to provide a 5% discount on shares purchased through the reinvested dividends, effective for dividends paid in December 2004 and thereafter, subject to terms of the plan.

Equity Capital Raising Activities

On August 8, 2005, we filed a shelf registration statement with the Securities and Exchange Commission, with respect to our debt and equity securities. The shelf registration statement allows us to sell our registered debt or equity securities on a delayed or continuous basis in an amount up to $3,000,000. As of December 31, 2005, our remaining capacity under the shelf registration statement was $2,434,725.

Forward Sale Agreements

We periodically complete public offerings where shares of our common stock are sold in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements. The shares of common stock sold by third parties are borrowed from third party market sources by counterparties, or forward purchasers, of the forward sale agreements who then sell the shares to the public. Pursuant to the forward sale agreements, we are required to sell to the forward purchasers shares of our common stock generally at such times as we elect over a one-year period. The forward sale agreements provide for settlement on a settlement date or dates to be specified at our discretion within a one-year period. On a settlement date, we issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price is initially the public offering price of shares of our common stock less the underwriting discount. The forward sale agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and also is subject to specified decreases on certain dates during the duration of the agreement. The forward sale price is also subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the forward sale agreements are considered equity instruments and the shares of common stock are not considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128,” the forward sale agreements are not considered participating securities for the purpose of determining basic earnings per share under FASB Statement No. 128, “Earnings per Share.” However, the dilutive impact of the shares issuable under the forward sale agreements is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

Our objective with the use of forward sale agreements is to allow us to manage more efficiently our debt to equity ratio, considering applicable statutory requirements and our capital needs associated with funding our investment activities. As a BDC, we are able to issue debt securities and preferred stock in an amount such that our asset coverage is at least 200% of the amount of our outstanding debt securities and preferred stock. Because we do not currently have any preferred stock outstanding, this provision of the 1940 Act effectively limits our ratio of debt to equity at this time to 1:1. However, as a practical matter, in order to provide sufficient flexibility to fund our projected investments and a cushion, we generally keep our debt to equity ratio somewhat below 1:1. For example, as of December 31, 2005, our ratio of debt to equity was 0.85:1.

A principal consideration in keeping our debt to equity ratio at less than 1:1 is that given the nature and variability of the equity capital markets, it is not practical to raise equity in frequent small increments, which would match in amount and timing our needs for investment funds. Thus, we are required to raise equity in larger increments than may be immediately invested and therefore we repay advances on our credit facilities with the proceeds of such equity issuances. We then make investments and manage our cash needs by drawing on our credit facilities. The funding sequence of issuing equity, repaying our credit facilities and then drawing on the credit facilities to fund new investments causes our average debt to equity ratio to be materially below 1:1. Moreover, because we cannot be assured that access to equity markets will be available whenever we may need equity capital to make a new investment, we must generally keep our credit availability somewhat higher and our debt to equity ratio materially lower than what would otherwise be if we were more readily assured access to equity capital. The use of the forward sale agreements beginning in 2004 has enabled us to increase our debt to equity ratio from 0.71 as of December 31, 2003 to 0.85 as of December 31, 2005.

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

Equity Offerings

For fiscal years 2005, 2004 and 2003, we completed several public offerings of our common stock and entered into several forward sale agreements. The following table summarizes the total shares sold, including shares sold pursuant to the underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the fiscal years 2005, 2004 and 2003:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price per Share
Issuances under November 2005 Forward Sale Agreements	1,500	$54,380	$36.25
November 2005 public offering	3,050	$112,670	$36.94
Issuances under September 2005 Forward Sale Agreements	4,750	$167,335	$35.23
September 2005 public offering	2,000	$71,440	$35.72
Issuances under March 2005 Forward Sale Agreements	8,000	$235,353	$29.42
March 2005 public offering	2,000	$60,228	$30.11
Issuances under September 2004 Forward Sale Agreements	6,250	$178,312	$28.53

Total for the year ended December 31, 2005	27,550	$879,718	$31.93

Issuances under September 2004 Forward Sale Agreements	2,750	$81,244	$29.54
September 2004 public offering	4,225	$127,511	$30.18
July 2004 public offering	4,425	$118,325	$26.74
May 2004 public offering	7,475	$183,063	$24.49
February 2004 public offering	2,174	$68,313	$31.42

Total for the year ended December 31, 2004	21,049	$578,456	$27.48

November 2003 public offering	8,740	$223,945	$25.62
September 2003 public offering	2,188	$51,826	$23.69
March 2003 public offering	6,670	$143,356	$21.49
January 2003 public offering	4,715	$102,033	$21.64

Total for the year ended December 31, 2003	22,313	$521,160	$23.36

In September 2005, we entered into forward sale agreements (the “September 2005 Forward Sale Agreements”) to purchase 5,500 shares of common stock. The 5,500 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the September 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the September 2005 Forward Sale Agreements, we must sell to the forward purchasers 5,500 shares of our common stock generally at such times as we elect over a one-year period. The September 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the September 2005 Forward Sale Agreements through termination in September 2006. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $35.72 per share, which was the public offering price of shares of our common stock less the underwriting discount. The September 2005 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.79, $0.04, $0.79, $0.80 and $0.82 per share on December 2, 2005, December 27, 2005, March 3, 2006, June 2, 2006 and September 1, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of December 31, 2005, there are 750 shares available under the September 2005 Forward Sale Agreements at a forward sale price of $35.25 per share.

In November 2005, we entered into forward sale agreements (the November 2005 Forward Sale Agreements”) to purchase 5,000 shares of common stock. The 5,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the November 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the November 2005 Forward Sale Agreements, we must sell to the forward purchasers 5,000 shares of our common stock generally at such times as we elect over a one-year period. The November 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the November 2005 Forward Sale Agreements through termination in November 2006. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $36.941 per share, which was the public offering price of shares of our common stock less the underwriting discount. The November 2005 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.79, $0.03, $0.80, $0.81 and $0.82 per share on December 2, 2005, December 27, 2005, March 3, 2006, June 2, 2006 and September 1, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of December 31, 2005, there are 3,500 shares available under the November 2005 Forward Sale Agreements at a forward sale price of $36.26 per share.

Other Capital Raising Activities

In 2005, 2004 and 2003, we sold senior loans of our portfolio companies for total cash proceeds of $339,940, $217,375, and $62,184, respectfully. We continued to remain the servicer for certain of these loans. We expect to continue to sell senior loans as a source of new capital to be reinvested into higher yielding investments.

Debt Capital Raising Activities

Our debt obligations consisted of the following as of December 31, 2005 and 2004:

Debt	December 31, 2005	December 31, 2004
Secured revolving debt-funding facility, $1,000,000 commitment	$593,369	$623,348
Unsecured revolving debt-funding facility, $255,000 commitment	162,000	—
Secured revolving debt-funding facility, $125,000 commitment	—	—
Unsecured debt due through September 2011	167,000	167,000
Unsecured debt due August 2010	126,000	—
Unsecured debt due October 2020	75,481	—
Repurchase agreements	110,219	28,847
ACAS Business Loan Trust 2002-1 asset securitization	—	2,291
ACAS Business Loan Trust 2002-2 asset securitization	5,406	44,590
ACAS Business Loan Trust 2003-1 asset securitization	23,320	110,895
ACAS Business Loan Trust 2003-2 asset securitization	32,268	174,007
ACAS Business Loan Trust 2004-1 asset securitization	409,772	410,000
ACAS Business Loan Trust 2005-1 asset securitization	762,025	—

Total	$2,466,860	$1,560,978

The weighted average debt balance for the years ended December 31, 2005 and 2004 was $1,891,600 and $999,700, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2005, 2004 and 2003 was 5.32%, 3.69% and 3.18%, respectively. We believe that we are currently in compliance with all of our debt covenants.

Revolving Debt-Funding Facilities

We, through ACS Funding Trust I, an affiliated statutory trust, have a secured revolving debt-funding facility (the “AFT I Facility”). On June 13, 2003, we and ACS Funding Trust I entered into an amended and restated loan funding and service agreement with the existing lenders with an aggregate commitment of $225,000. In 2004, we entered into amendments to the existing amended and restated loan funding facility and servicing agreement increasing the aggregate commitment from $225,000 to $425,000 through August 13, 2004. On August 10, 2004, we entered into a second amended and restated loan funding facility and servicing agreement that increased the aggregate commitment to $600,000. Subsequently, we entered into amendments to the second amended and restated loan funding facility and servicing agreement adding additional lenders to the facility and increasing the maximum availability under the facility to $850,000. In January 2005, an existing lender in the facility increased its commitment by $150,000 increasing the total maximum availability to $1,000,000. In August 2005, we amended the facility to extend the termination date to August 2006 and to modify certain other terms. We subsequently amended and restated the facility in the same month to add a multicurrency provision, allowing funds to be borrowed in an alternative currency to the U.S. dollar and to modify certain other terms.

Our ability to make draws on the AFT I Facility expires in August 2006, unless extended for an additional 364-day period with the consent of the lenders. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date in August 2008. As of December 31, 2005, this facility was collateralized by loans and assets from our portfolio companies with a principal balance of $737,283. Interest on borrowings under this facility is paid monthly and is charged at either a one-month LIBOR or a commercial paper rate plus a spread of 1.10%. We are also charged an unused commitment fee of 0.15%. The AFT I Facility contains covenants that, among other things, require us to maintain a minimum net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in certain geographic regions and industries, certain loan grade classifications, certain security interests, and interest payment terms.

In March 2004, we entered into a $70,000 secured revolving credit facility with a syndication of lenders. The revolving debt funding period was to expire in March 2005. During the revolving period, interest on the borrowings under this facility was charged at either (i) a one-month LIBOR plus 200 basis points or (ii) the greater of the prime rate plus 25 basis points or a federal funds rate plus 125 basis points. In February 2005, we revised the terms of the existing revolving credit facility pursuant to an Amended and Restated Credit Agreement. In connection with the amendment, the maximum availability of borrowing under the revolving credit facility was increased from $70,000 to $100,000 and the facility was converted into an unsecured revolving line of credit. In June 2005, the $100,000 unsecured credit facility was terminated, and we entered into a new $230,000 unsecured revolving line of credit with a syndication of lenders, including lenders from our terminated $100,000 unsecured revolving line of credit. In July 2005, we expanded the facility to $255,000 and it may be expanded through new or additional commitments up to $300,000 in accordance with the terms and conditions of the agreement. In December 2005, we amended and restated the facility to allow it be expanded through new or additional commitments up to $500,000 in accordance with the terms and conditions of the agreement. The facility expires in June 2007 unless extended for an additional 364-day period with the consent of the lenders. Interest on borrowings under the new facility is charged at either (i) LIBOR plus the applicable percentage at such time or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 basis points. The agreement contains covenants that, among other things, require us to maintain certain unsecured debt ratings and a minimum net worth. We are also charged an unused commitment fee of 0.25%.

In June 2004, we and an affiliated trust entered into a $125,000 secured revolving credit facility (the “AFT II Facility”) with a lender. The revolving debt funding period expires in June 2006 unless the facility is extended prior to such date for an additional 364-day period at the discretion of the lender. If the AFT II Facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period beginning June 2006. Interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 210 basis points or (ii) a commercial paper rate plus 110 basis points. We are also charged an unused commitment fee of 0.25%. As of December 31, 2005, the AFT II Facility is collateralized by loans and assets from our portfolio companies with a principal balance of $50,630. The facility contains covenants that, among other things, require us to maintain a minimum net worth and certain financial ratios.

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

In September 2004, we sold an aggregate $167,000 of long-term unsecured five- and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of $82,000 of senior notes, Series A and $85,000 of senior notes, Series B. The Series A notes have a fixed interest rate of 5.92% and mature in September 2009. The Series B notes have a fixed interest rate of 6.46% and mature in September 2011.

Asset Securitizations

In October 2005, we completed an $830,000 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2005-1 (“Trust VI”), an affiliated statutory trust, and agreed to contribute to Trust VI up to $1,000,000 in loans. On the closing date, the aggregate outstanding principal balance of loans contributed by us was $872,000. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust VI issued $435,000 Class A-1 notes, $150,000 Class A-2A notes, $50,000 Class A-2B notes, $50,000 Class B notes, $145,000 Class C notes, $90,000 Class D notes and $80,000 Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or acquired by us and contributed to the Trust. Of the $150,000 Class A-2A notes, $22,025 was drawn upon at closing, $60,000 was drawn upon in December 2005 and the balance of $67,975 is an unfunded commitment as of December 31, 2005. Trust VI may make one more draw under the Class A-2A notes against the unfunded commitment through January 2006 to purchase additional loans to secure the 2005-1 Notes. Early repayments of loans held by Trust VI are first applied to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. Through January 2009, Trust VI may also reinvest any principal collections of its existing loans into purchases of additional loans to secure the 2005-1 Notes. The Class A-1 notes have an interest rate of LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of LIBOR plus 35 basis points, the Class B notes have an interest rate of LIBOR plus 40 basis points, and the Class C notes have an interest rate of LIBOR plus 85 basis points. The LIBOR on the 2005-1 Notes during the initial interest period is a four-month LIBOR, and thereafter will be three-month LIBOR. The loans are secured by loans and assets from our portfolio companies with a principal balance of $932,025 as of December 31, 2005. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repurchased prior to such date. The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes mature in July 2019.

In December 2004, we completed a $410,000 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2004-1 (“Trust V”), an affiliated statutory trust, and contributed to Trust V $500,000 in loans. Subjected to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust V was authorized to issue $302,500 Class A notes, $33,750 Class B notes, $73,750 Class C notes, $50,000 Class D notes, and $40,000 Class E notes. The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The Class A notes carry an interest rate of 2.66% through the first interest payment date in January 2005 and thereafter a rate of three-month LIBOR plus 32 basis points, the Class B notes carry an interest rate of 2.84% through the first interest payment date and thereafter a rate of three-month LIBOR plus 50 basis points, and the Class C notes carry an interest rate of 3.34% through the first interest payment date and thereafter a rate of three-month LIBOR plus 100 basis points. The loans are secured by loans and assets from our portfolio companies with a principal balance of $499,772 as of December 31, 2005. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. Through January 2007, Trust V has the option to reinvest any principal collections of its existing loans into purchases of new loans. The Class A notes, Class B notes, and Class C notes mature in October 2017.

In December 2003, we completed a $317,500 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2003-2 (“Trust IV”), an affiliated statutory trust, and contributed to Trust IV $398,000 in loans. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust IV was authorized to issue $258,000 Class A notes, $40,000 Class B notes, $20,000 Class C notes, $40,000 Class D notes, and $40,000 of Class E notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 48 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 95 basis points, and the Class C notes carry an interest rate of one-month LIBOR plus 175 basis points. The loans are secured by loans and assets from our portfolio companies with a principal balance of $111,654 as of December 31, 2005. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. As of December 31, 2005, there are no Class A notes outstanding. The Class B notes mature in June 2009 and the Class C notes mature in August 2009.

In May 2003, we completed a $238,700 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2003-1 (“Trust III”), an affiliated statutory trust, and contributed to Trust III $308,000 in loans. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust III was authorized to issue $185,000 Class A notes, $31,000 Class B notes, $23,000 Class C notes and $69,000 Class D notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes were retained by us. The Class C notes consist of a $17,000 tranche of floating rate notes and a $6,000 tranche of fixed rate notes. The Class A notes carry an interest rate of one-month LIBOR plus 55 basis points and the Class B notes carry an interest rate of one-month LIBOR plus 120 basis points. The floating rate tranche of the Class C notes carries an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carries an interest rate of 5.14%. The loans are secured by loans and assets from our portfolio companies with a principal balance of $92,632 as of December 31, 2005. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. As of December 31, 2005, there are no Class A notes outstanding. The Class B notes mature in September 2008 and the Class C notes mature in December 2008.

In August 2002, we completed a $157,900 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2002-2 (“Trust II”), an affiliated statutory trust, and contributed to Trust II $210,500 in loans. Subject to continuing compliance with certain conditions, we will remain servicer of the loans. Simultaneously with the initial contribution of loans, Trust II was authorized to issue $105,300 Class A notes and $52,600 Class B notes to institutional investors and $52,600 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 160 basis points. The notes are secured by loans and assets from our portfolio companies with a principal balance of $58,040 as of December 31, 2005. Early repayments are first applied to the Class A notes, and then to the Class B notes. As of December 31, 2005, there are no Class A notes outstanding. The Class B notes mature in January 2008.

In March 2002, we completed a $147,300 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2002-1 (“Trust I”), an affiliated statutory trust, and contributed to Trust I $196,300 in loans. Subject to continuing compliance with certain conditions, we will remain servicer of the loans. Simultaneously with the initial contribution of loans, Trust I was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. The notes were secured by loans and assets from our portfolio companies. Early repayments were first applied to the Class A notes, and then to the Class B notes. As of December 31, 2005, there are no notes outstanding.

Repurchase Agreements

During 2005, 2004 and 2003, we sold at various times all or a portion of certain senior loans, the Class D notes of term securitizations, and commercial mortgage pass-through certificates under repurchase agreements. The repurchase agreements are financing arrangements, in which we sell the senior loans, Class D notes of term securitizations, or commercial mortgage pass-through certificates for a sale price generally ranging from 25% to 80% of the face amount of the assets and we have an obligation to repurchase the loans at the original sale price on a future date. We are required to make payments to the purchaser equal to one-month LIBOR plus 125 basis points of the sales price. The purchaser cannot repledge or sell the loans. We have treated the repurchase agreements as secured financing arrangements with the sale price of the loans included as a debt obligation and the loans continue to be included as an asset on our consolidated balance sheets.

As a business development company, our asset coverage, as defined in the 1940 Act, must be at least 200% after each issuance of a senior security. As of December 31, 2005 and 2004, our asset coverage was 217% and 220%, respectively.

A summary of our contractual payment obligations as of December 31, 2005 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving debt-funding facilities	$755,369	$41,621	$713,748	$—	$—
Notes payable, excluding discounts	1,232,799	28,794	31,295	439,458	733,252
Unsecured debt, excluding premiums	368,000	—	—	208,000	160,000
Repurchase agreements	110,219	110,219	—	—	—
Interest payments on debt obligations(1)	573,966	122,109	221,669	136,135	94,053
Operating leases	67,945	7,047	16,471	15,895	28,532

Total	$3,108,298	$309,790	$983,183	$799,488	$1,015,837

(1)	For variable rate debt, future interest payments are based on the interest rate as of December 31, 2005.

To the extent that we receive unscheduled prepayments of on our debt investments that securitize our debt obligations, we are required to apply those proceeds to our outstanding debt obligations.

Off Balance Sheet Arrangements

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next eleven years and contain provisions for certain annual rental escalations.

As of December 31, 2005, we had commitments under loan agreements to fund up to $235,644 to 45 portfolio companies. These commitments are primarily composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in our portfolio.

As of December 31, 2005, we were also subject to a subscription agreement to fund up to €392,278 (or $464,614) of equity commitments to European Capital Limited that does not expire.

A summary of our loan and equity commitments as of December 31, 2005 are as follows:

	Amount of Commitment Expiration by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Loan and Equity Commitments(1)	$700,258	$509,707	$30,632	$108,531	$51,388

Total	$700,258	$509,707	$30,632	$108,531	$51,388

(1)	Our equity commitment for European Capital Limited is included in the less than one year expiration period.

We also have outstanding forward sale agreements that will require us to sell shares of our common stock at the then applicable forward sale prices. The forward sale prices are subject to daily adjustment based on a floating interest factor and will decrease by specified amounts on scheduled future dates. Each forward sale contract has a one year term. As of December 31, 2005, we had 4,250 shares available under forward sale agreements at an average forward sale price of $36.08 per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition, Liquidity and Capital Resources” for further descriptions of our forward sale agreements.

Portfolio Credit Quality

Loan Grading and Performance

We grade all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. We assign only one loan grade to each portfolio company for all loan investments in that portfolio company.

Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are favorable. For loans graded 3, the borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. For loans graded 2, we increase procedures to monitor the borrower and the fair value of the enterprise generally will be lower than when the loan was originated. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Loans graded 1 are not anticipated to be repaid in full and we will reduce the fair value of the loan to the amount we anticipate will be recovered.

To monitor and manage the investment portfolio risk, management tracks the weighted average investment and loan grade. The weighted average investment grade was 3.1 as of both December 31, 2005 and 2004. The weighted average loan grade was 3.0 as of both December 31, 2005 and 2004. The weighted average investment grade is weighted based on total fair value of both the loan and equity investments of a portfolio company. The weighted average loan grade is weighted based on the total fair value of only the loan investments of the portfolio company. As of December 31, 2005 and 2004, our investment portfolio was graded as follows:

	December 31, 2005				December 31, 2004
Grade	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio
4	$916,910	18.6%	$519,053	15.7%	$666,534	21.1%	$326,531	14.1%
3	3,578,268	72.4%	2,369,924	71.8%	2,088,051	66.2%	1,624,966	70.3%
2	336,791	6.8%	301,094	9.1%	326,454	10.4%	288,008	12.5%
1	110,601	2.2%	110,585	3.4%	70,922	2.3%	70,825	3.1%

	$4,942,570	100.0%	$3,300,656	100.0%	$3,151,961	100.0%	$2,310,330	100%

The amounts above do not include our investments in which we have only invested in the equity securities of the company.

For the year ended December 31, 2005, 24 portfolio companies were upgraded from a loan grade 3 to a loan grade 4, three portfolio companies were upgraded from a loan grade 2 to a loan grade 3, and two portfolio companies were upgraded from a loan grade 1 to a loan grade 2. For the year ended December 31, 2005, one portfolio company was downgraded from a loan grade 4 to a loan grade 1, one portfolio company was downgraded from a loan grade 4 to a loan grade 2, three portfolio companies were downgraded from a loan grade 4 to a loan grade 3, six portfolio companies were downgraded from a loan grade 3 to a loan grade 2, and two portfolio companies were downgraded from a loan grade 2 to a loan grade 1.

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of December 31, 2005, loans on non-accrual status for fourteen portfolio companies were $132,330, calculated as the cost plus unamortized OID, and had a fair value of $48,304. Loans with eight of the fourteen portfolio companies are grade 2 loans, and loans with six of the fourteen portfolio companies are grade 1 loans. These loans include a total of $109,477 with PIK interest features. As of December 31, 2004, loans on non-accrual status for ten portfolio companies were $87,324 with a fair value of $37,292. Loans with three of the ten portfolio companies are grade 2 loans, and loans with seven of the ten portfolio companies are grade 1 loans. These loans include a total of $74,522 with PIK interest features.

At December 31, 2005 and December 31, 2004, loans on accrual status past due and loans on non-accrual status were as follows:

Days Past Due	Number of Portfolio Companies	December 31, 2005	Number of Portfolio Companies	December 31, 2004
Current	111	$3,285,981	90	$2,304,954

One Month Past Due		8,151		61,200
Two Months Past Due		11,026		—
Three Months Past Due		—		—
Greater than Three Months Past Due		34,498		14,985
Loans on Non-accrual Status		132,330		87,324

Subtotal	14	186,005	13	163,509

Total	125	$3,471,986	103	$2,468,463

Past Due and Non-accruing Loans as a Percent of Total Loans		5.4%		6.6%

The loan balances above reflect our cost of the debt plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

In the fourth quarter of 2005, we recapitalized one portfolio company by exchanging our subordinated debt with a cost basis of $1,941 and a fair value of $1,085 into convertible preferred stock. Prior to the recapitalization, the subordinated note was on non-accrual status.

In the fourth quarter of 2005, we recapitalized one portfolio company by exchanging subordinated debt notes with a cost basis of $4,197 and a fair value of $424 into redeemable preferred stock. Prior to the recapitalization, a portion of the subordinated notes were on non-accrual status.

In the fourth quarter of 2005, one of our portfolio companies was recapitalized whereby the senior lenders restructured their senior loans in exchange for an 80% equity interest in the portfolio company and we exchanged our subordinated debt investment with a cost basis of $17,344 for a 20% equity interest in the portfolio company. Prior to the recapitalization, the subordinated note was on non-accrual status.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the year ended December 31, 2005:

Portfolio Statistics (1) ($ in millions, unaudited):	Static Pool
	Pre-1999	1999	2000	2001	2002	2003	2004	2005	Aggregate
Original Investments and Commitments	$375	$378	$389	$368	$932	$1,315	$1,513	$3,133	$8,403
Total Exits and Prepayments of Original Investments	$140	$191	$226	$258	$316	$668	$442	$309	$2,550
Total Interest, Dividends and Fees Collected	$127	$128	$86	$141	$208	$248	$221	$154	$1,313
Total Net Realized (Loss) Gain on Investments	$(19)	$(22)	$(74)	$48	$(19)	$118	$9	$(1)	$40
Internal Rate of Return(2)	9.2%	4.9%	3.6%	23.7%	12.5%	24.4%	20.8%	25.3%	15.1%
Current Cost of Investments	$204	$172	$177	$92	$583	$648	$1,019	$2,239	$5,134
Current Fair Value of Investments	$176	$92	$179	$87	$568	$669	$1,080	$2,250	$5,101
Net Unrealized Appreciation/(Depreciation)	$(28)	$(80)	$2	$(5)	$(15)	$21	$61	$11	$(33)
Non-Accruing Loans at Face	$11	$26	$—	$5	$64	$10	$16	$—	$132
Equity Interest at Fair Value	$18	$5	$39	$37	$177	$267	$344	$835	$1,722
Debt to EBITDA(3)(4)	9.2	8.9	5.2	6.2	5.7	4.7	4.4	4.3	4.9
Interest Coverage(3)	1.2	1.4	2.6	1.6	2.2	2.5	2.4	2.1	2.2
Debt Service Coverage(3)	1.0	1.2	2.0	1.2	1.6	1.8	1.6	1.6	1.6
Loan Grade(3)	2.5	1.7	3.0	3.2	2.9	3.3	3.3	3.1	3.1
Average Age of Companies	41 yrs	55 yrs	28 yrs	43 yrs	33 yrs	16 yrs	41 yrs	29 yrs	31 yrs
Ownership Percentage	89%	72%	22%	70%	60%	67%	46%	52%	54%
Average Sales(5)	$97	$70	$113	$161	$78	$97	$80	$107	$97
Average EBITDA(6)	$5	$5	$31	$16	$11	$19	$15	$22	$18
Total Sales(5)	$434	$394	$345	$1,773	$1,299	$1,428	$2,928	$5,297	$13,898
Total EBITDA(6)	$32	$26	$75	$163	$146	$254	$544	$816	$2,056
% of Senior Loans(7)	55%	32%	59%	18%	45%	48%	39%	45%	44%
% of Loans with Lien(7)	68%	50%	86%	100%	99%	97%	77%	83%	84%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at current fair value.
(3)	These amounts do not include investments in which we own only equity.
(4)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(5)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(6)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	As a percentage of our total debt investments.

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

Interest Rate Risk

Because we fund a portion of our investments with borrowings, our net increase in net assets resulting from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” See footnote 7 to our consolidated financial statements for additional information on the accounting treatment of our interest rate derivative agreements.

As a result of our use of interest rate swaps, at December 31, 2005, approximately 20% of our interest bearing assets provided fixed rate returns and approximately 80% of our interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at December 31, 2005, we had floating rate investments, tied to LIBOR or the prime lending rate, in debt securities with a face amount of $2,824,735 and had total borrowings outstanding of $2,092,378 that have a variable rate of interest based on LIBOR or a commercial paper rate. Assuming no changes to our consolidated balance sheet at December 31, 2005, a hypothetical increase in LIBOR by 100 basis points would increase our net assets resulting from operations by $7,324, or 2.0%, over the next twelve months compared to our 2005 net increase in net assets resulting from operations. A hypothetical 100 basis point decrease in LIBOR would decrease our net assets resulting from operations by $7,324, or 2.0%, over the next twelve months compared to our 2005 net increase in net assets resulting from operations.

As of December 31, 2005, we had 50 interest rate derivative agreements with three commercial banks with a Standard & Poor’s short-term debt rating of A-1 or better. Under our interest rate swap agreements, we either pay a floating rate based on the prime rate and receive a floating interest rate based on one-month LIBOR, or pay a fixed rate and receive a floating interest rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we receive a fixed rate and pay a floating rate based on one-month LIBOR. We also have interest rate cap agreements that entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates. For those investments contributed to the term securitizations, the interest swaps enable us to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations. One-month LIBOR increased from 2.40% at December 31, 2004 to 4.39% at December 31, 2005, and the prime rate increased from 5.25% at December 31, 2004 to 7.35% at December 31, 2005.

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

As of December 31, 2005, our interest rate derivative agreements had a remaining weighted average term of approximately 4.9 years. The following table presents the notional principal amounts of our interest rate derivative agreements by class:

	December 31, 2005
Type of Interest Rate Derivative Agreements	Company Pays	Company Receives	Number of Contracts	Notional Amount
Interest rate swaps—Pay fixed, receive LIBOR floating	4.44%(1)	LIBOR	37	$1,453,167
Interest rate swaps—Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	5	106,730
Interest rate swaptions—Pay LIBOR floating, receive fixed	LIBOR	4.54%(1)	3	47,093
Interest rate caps			5	25,361

Total			50	$1,632,351

	December 31, 2004
Type of Interest Rate Derivative Agreements	Company Pays	Company Receives	Number of Contracts	Notional Amount
Interest rate swaps—Pay fixed, receive LIBOR floating	4.07%(1)	LIBOR	34	$1,019,956
Interest rate swaps—Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.73%(1)	7	135,103
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.38%(1)	2	7,093
Interest rate caps			5	28,703

Total			48	$1,190,855

(1)	Weighted average.

Portfolio Valuation

Investments are carried at fair value, as determined in good faith by our board of directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized OID to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. For CMBS and CDO securities, we prepare a fair value analysis which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar securities, when available.

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of American Capital Strategies, Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that American Capital Strategies, Ltd. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital Strategies, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Capital Strategies, Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Capital Strategies, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Strategies, Ltd., including the consolidated schedules of investments, as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2005, and the consolidated financial highlights for each of the five years in the period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital Strategies, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital Strategies, Ltd., including the consolidated schedules of investments, as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2005, and the consolidated financial highlights for each of the five years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements, the financial highlights and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial highlights and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by examination or confirmation of securities held by the custodian at December 31, 2005. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital Strategies, Ltd. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, and its consolidated financial highlights for each of the five years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Capital Strategies, Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 8, 2006

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS AND FINANCIAL INFORMATION

(in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Investments at fair value (cost of $5,134,398 and $3,236,249, respectively)
Non-Control/Non-Affiliate investments (cost of $2,156,065 and $1,155,867, respectively)	$2,135,795	$1,157,406
Affiliate investments (cost of $420,370 and $388,310, respectively)	449,026	408,529
Control investments (cost of $2,557,963 and $1,692,072, respectively)	2,516,282	1,654,075
Interest rate derivative agreements	18,132	1,678

Total investments at fair value	5,119,235	3,221,688
Cash and cash equivalents	97,134	58,367
Restricted cash	121,772	141,895
Interest receivable	32,668	22,053
Other	78,300	47,424

Total assets	$5,449,109	$3,491,427

Liabilities and Shareholders’ Equity
Debt (maturing within one year of $180,634 and $130,883, respectively)	$2,466,860	$1,560,978
Interest rate derivative agreements	2,140	17,396
Accrued dividends payable	3,574	5,322
Other	78,898	35,305

Total liabilities	2,551,472	1,619,001

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 119,123 and 88,705 issued and 118,913 and 88,705 outstanding, respectively	1,189	887
Capital in excess of par value	3,001,791	2,010,063
Unearned compensation	(58,977)	(36,690)
Notes receivable from sale of common stock	(6,655)	(6,845)
Distributions in excess of net realized earnings	(22,408)	(63,032)
Net unrealized depreciation of investments	(17,303)	(31,957)

Total shareholders’ equity	2,897,637	1,872,426

Total liabilities and shareholders’ equity	$5,449,109	$3,491,427

Net asset value per share	$24.37	$21.11

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$184,671	$113,668	$88,833
Affiliate investments	57,979	36,326	11,651
Control investments	183,205	121,239	75,788
Interest rate derivative agreements	—	—	(17,214)

Total interest and dividend income	425,855	271,233	159,058

Fee and Other Income
Non-Control/Non-Affiliate investments	38,101	21,688	15,408
Affiliate investments	10,518	5,663	2,031
Control investments	80,026	37,498	29,783

Total fee and other income	128,645	64,849	47,222

Total operating income	554,500	336,082	206,280

OPERATING EXPENSES:
Interest	100,715	36,851	18,514
Salaries, benefits and stock-based compensation	85,680	50,513	30,534
General and administrative	41,753	26,487	16,529

Total operating expenses	228,148	113,851	65,577

OPERATING INCOME BEFORE INCOME TAXES	326,352	222,231	140,703
Provision for income taxes	(12,504)	(2,130)	—

NET OPERATING INCOME	313,848	220,101	140,703

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	36,265	13,978	10,873
Affiliate investments	6,654	3,411	1,374
Control investments	2,475	(37,365)	9,759
Interest rate derivative periodic payments	(8,987)	(17,894)	—

Total net realized gain (loss) on investments	36,407	(37,870)	22,006

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	(17,056)	91,456	(53,504)
Interest rate derivative periodic payment accrual	1,694	(3,167)	—
Interest rate derivative agreements	30,016	10,925	8,779

Total net unrealized appreciation (depreciation) of investments	14,654	99,214	(44,725)

Total net gain (loss) on investments	51,061	61,344	(22,719)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$364,909	$281,445	$117,984

NET OPERATING INCOME PER COMMON SHARE:
Basic	$3.16	$2.88	$2.58
Diluted	$3.10	$2.83	$2.56
NET EARNINGS PER COMMON SHARE:
Basic	$3.68	$3.69	$2.16
Diluted	$3.60	$3.63	$2.15
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	99,270	76,362	54,632
Diluted	101,376	77,638	54,996
DIVIDENDS DECLARED PER COMMON SHARE	$3.08	$2.91	$2.79

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06)	$10,000	$9,846	$9,886
		Common Stock Warrants (2,004 shares)(1)		534	3,044

				10,380	12,930
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		246	—
Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)		124	2,443
AmSan, LLC	Distributors	Senior Debt (11.7%, Due 8/10)	25,000	24,653	24,653
Astrodyne Corporation	Electrical Equipment	Senior Debt (12.2%, Due 4/11)	6,500	6,365	6,365
		Subordinated Debt (12.0%, Due 4/12)	11,000	10,845	10,845
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (552,705 shares)		10,783	10,783

				27,993	27,993
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (12.8%, Due 9/10)	15,000	14,847	14,847
		Subordinated Debt (16.0%, Due 9/11 – 9/12)	52,016	51,444	51,444

				66,291	66,291
BBB Industries, LLC	Auto Components	Senior Debt (13.8%, Due 5/11)	20,000	19,736	19,736
		Subordinated Debt (17.5%, Due 11/11)	5,302	5,232	5,232

				24,968	24,968
BC Natural Foods, LLC	Food Products	Subordinated Debt (17.0%, Due 9/10)	15,361	14,881	14,881
		Common Membership Warrants (15.2% membership interest)(1)		3,331	8,658

				18,212	23,539
Beacon Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.4%, Due 2/08 – 2/11)	9,429	9,265	9,265
		Subordinated Debt (14.5%, Due 2/12)	10,234	10,094	10,094

				19,359	19,359
BLI Partners, LLC	Personal Products	Common Membership (20% membership interest)(1)		17,344	—
Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.5%, Due 9/12 – 8/13)	13,332	13,189	13,189
Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)	117,436	115,717	115,717
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (9.7%, Due 7/12)	3,000	3,000	3,000
Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.7%, Due 3/10)	24,606	21,624	21,683
		Common Stock Warrants (197,322 shares)(1)		5,418	2,924
		Common Stock (11,850 shares)(1)		—	—
		Preferred Stock Warrants (1,564 shares)(1)		—	—
		Redeemable Preferred Stock (11,850 shares)(1)		441	241

				27,483	24,848
Colts 2005-1	Diversified Financial Services	Common Stock (360 shares)		11,043	12,785

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt (11.3%, Due 5/11)	14,000	13,809	13,809
		Subordinated Debt (14.7%, Due 5/12)	37,529	28,804	37,683
		Redeemable Preferred Stock (20,119 shares)(1)		18,589	128
		Convertible Preferred Stock (950,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				61,202	51,620
Corporate Benefit Services of America, Inc.	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10)	15,776	15,164	15,164
		Common Stock Warrants (6,828 shares)(1)		695	695

				15,859	15,859
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, due 3/11)	14,000	11,360	11,360
		Common Stock Warrants (5,799,187 shares)(1)		3,865	3,768
		Redeemable Preferred Stock (2,000 shares)		1,601	1,601

				16,826	16,729
DelStar, Inc.	Building Products	Senior Debt (8.0%, Due 12/10 – 12/11)	40,007	39,333	39,333
		Subordinated Debt (14.0%, Due 12/12)	17,629	17,367	17,367
		Convertible Preferred Stock (50,722 shares)		5,089	5,089
		Redeemable Preferred Stock (45,650 shares)		16,918	16,918
		Common Stock Warrants (152,701 shares)(1)		29,019	29,019

				107,726	107,726
Direct Marketing International LLC	Media	Subordinated Debt (14.3%, Due 7/12)	24,230	23,881	23,881
Dynisco Parent, Inc.	Electronic Equipment & Instruments	Common Stock (10,000 shares)(1)		633	633
		Common Stock Warrants (2,115 shares)(1)		133	133

				766	766
EAG Acquisition, LLC	Commercial Services & Supplies	Senior Debt (8.3%, Due 1/06 – 9/10)	13,650	13,458	13,458
		Subordinated Debt (16.0%, Due 9/11)	11,655	11,488	11,488
		Common Stock Warrants (7,000,000 shares)(1)		—	—
		Redeemable Preferred Stock (7,000,000 shares)		7,185	7,185

				32,131	32,131
Edline, LLC	Software	Senior Debt (11.3%, Due 7/10)	2,790	2,752	2,752
		Subordinated Debt (12.0%, Due 7/11)	5,000	3,219	3,219
		Membership Warrants (2,121,212 units)(1)		1,784	1,784

				7,755	7,755
FAMS Acquisition, Inc.	Diversifed Financial Services	Senior Debt (10.8%, Due 8/10 – 8/11)	32,134	31,617	31,617
		Subordinated Debt (14.8%, Due 8/12 – 8/13)	24,230	23,880	23,880
		Convertible Preferred Stock (1,477,557 shares)(1)		35,880	35,880

				91,377	91,377
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)	14,804	14,633	14,633
		Common Stock Warrants (122,397 shares)(1)		122	1,235

				14,755	15,868
Gibson Guitar Corp.	Leisure Equipment & Products	Senior Debt (11.0%, Due 8/10)	32,500	31,754	31,754

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12)	31,020	30,677	30,677
		Redeemable Preferred Stock (5,000 shares)		6,293	6,293

				36,970	36,970
HP Evenflo Acquisition Co.	Household Durables	Senior Debt (12.8%, Due 8/10)	23,000	22,765	22,765
		Common Stock (250,000 shares)(1)		2,500	2,500

				25,265	25,265
Infiltrator Systems, Inc.	Building Products	Subordinated Debt (14.0%, Due 9/13)	29,052	28,625	28,625
Inovis International, Inc.	Software	Senior Debt (10.9%, Due 5/10)	90,000	88,666	88,666
IPC Acquisition Corp.	Communications Equipment	Senior Debt (11.7%, Due 8/12)	8,000	8,000	8,000
J.P. Morgan Chase Commercial Mortgage Securities Corp.	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates, Series 2005 - LDP5 (5.0%, Due 12/15)	136,158	78,649	78,649
Milton's Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)	8,627	8,509	8,509
Mirion Technologies	Electrical Equipment	Senior Debt (8.8%, Due 5/06 – 11/11)	104,751	103,606	103,339
		Subordinated Debt (14.7%, Due 9/09 – 5/12)	45,256	44,732	44,732
		Convertible Preferred Stock (747,431 shares)		57,528	57,528
		Common Stock (42,032 shares)(1)		4,755	4,755
		Common Stock Warrants (279,262 shares)(1)		31,752	31,752

				242,373	242,106
Montana Silversmiths, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (11.3%, Due 10/11)	16,826	16,526	16,526
		Subordinated Debt (14.0%, Due 10/12)	16,295	16,070	16,070
		Common Stock (797,448 shares)(1)		1,000	1,000

				33,596	33,596
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10)	9,627	8,654	8,654
		Common Stock Warrants (247,368 shares)(1)		1,232	1,950

				9,886	10,604
NewQuest, Inc.	Health Care Providers & Services	Subordinated Debt (15.0%, Due 3/12)	35,901	35,405	35,405
Nursery Supplies, Inc.	Containers & Packaging	Subordinated Debt (14.0%, Due 5/13)	20,246	19,959	19,959
Pelican Products, Inc.	Containers & Packaging	Senior Debt (11.5%, Due 10/11)	15,000	14,802	14,802
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt (10.7%, Due 12/10 – 12/11)	26,100	26,028	26,028
		Subordinated Debt (15.0%, Due 12/12)	16,900	16,852	16,852

				42,880	42,880
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2,577	7,300
Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)	26,689	26,394	26,394
Rocky Shoes & Boots, Inc.(2)	Textiles, Apparel & Luxury Goods	Senior Debt (12.3%, Due 1/11)	30,000	29,631	29,631

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (12.2%, Due 6/06 – 6/10)	5,195	5,146	5,146
		Subordinated Debt (14.4%, Due 6/11 – 6/12)	12,560	12,305	12,305
		Convertible Preferred Stock (3,000 shares)(1)		305	305
		Redeemable Preferred Stock (11,000 shares)(1)		6,825	6,825
		Convertible Preferred Stock Warrants (50,175 shares)(1)		5,028	1,278

				29,609	25,859
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)		6,582	5,798
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)	10,500	9,947	9,947
		Common Stock Warrants (5,187 shares)(1)		489	489

				10,436	10,436
Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (11.7%, Due 8/09 – 8/11)	30,906	30,585	30,585
		Common Stock (50,000 shares)(1)		500	500

				31,085	31,085
Selig Sealing Products, Inc.	Containers & Packaging	Senior Debt (10.7%, Due 4/12)	14,500	14,298	14,298
SmithBucklin Corporation	Commercial Services & Supplies	Senior Debt (11.2%, Due 6/11)	10,000	9,860	9,860
		Subordinated Debt (14.5%, Due 6/12)	7,093	6,992	6,992

				16,852	16,852
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (10.9%, Due 8/09 – 8/12)	22,627	22,370	22,370
SSH Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (11.3%, Due 9/12)	12,500	12,289	12,289
		Subordinated Debt (14.0%, Due 9/13)	18,624	18,352	18,352
		Convertible Preferred Stock (511,000 shares)		51,859	61,639

				82,500	92,280
Stein World, LLC	Household Durables	Senior Debt (12.3%, Due 10/11)	8,650	8,523	8,523
		Subordinated Debt (16.0%, Due 10/12 – 10/13)	23,305	22,966	22,966

				31,489	31,489
Supreme Corq Holdings, LLC	Household Products	Senior Debt (7.8%, Due 6/09)	3,801	3,693	3,693
		Subordinated Debt (12.0%, Due 6/12)	5,000	4,617	4,617
		Common Membership Warrants (3,359 shares)(1)		381	381

				8,691	8,691
Technical Concepts Holdings, LLC	Building Products	Senior Debt (10.4%, Due 2/08 – 2/10)	13,423	13,388	13,388
		Subordinated Debt (12.3%, Due 2/11 – /12)	15,000	13,616	13,616
		Common Membership Warrants (792,149 shares)(1)		1,703	1,703

				28,707	28,707
The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (11.5%, Due 5/10)	17,238	17,014	17,014
		Subordinated Debt (14.5%, Due 5/12)	13,032	12,879	12,879

				29,893	29,893
The Tensar Corporation	Construction & Engineering	Senior Debt (11.5%, Due 4/13)	84,000	82,751	82,751
		Subordinated Debt (17.5%, Due 10/13)	20,603	20,306	20,306

				103,057	103,057

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Three Sixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (12.3%, Due 9/08)	7,000	7,000	7,000
		Common Equity(1)		4,093	—

				11,093	7,000
T-NETIX, Inc.	Diversifed Telecommunication Services	Common Stock (17,544 shares)(1)		1,000	973
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (12.1%, Due 3/11)	13,000	12,896	12,896
		Subordinated Debt (15.0%, Due 4/12)	16,436	16,269	16,269

				29,165	29,165
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt (11.8%, Due 11/11)	12,000	11,801	11,801
		Subordinated Debt (13.8%, Due 5/12)	14,500	14,294	14,294
		Common Stock (2,000,000 shares)(1)		2,000	3,194

				28,095	29,289
UAV Corporation	Leisure Equipment & Products	Junior Subordinated Debt (11.2%, Due 5/10)	9,000	8,879	8,879
		Senior Subordinated Debt (16.3%, Due 5/10)(6)	15,533	14,687	2,643

				23,566	11,522
Unique Fabricating Incorporated	Auto Components	Senior Debt (11.8%, Due 2/10 – 2/12)	5,875	5,754	5,754
		Subordinated Debt (14.9%, Due 2/13)	6,850	6,755	6,755
		Redeemable Preferred Stock (2,500 shares)		2,447	2,447
		Common Stock Warrants (6,350 shares)(1)		330	330

				15,286	15,286
Vector Products, Inc.	Electronic Equipment & Instruments	Senior Debt (11.8%, Due 9/10)	35,000	34,498	34,498
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10)	10,593	10,223	10,223
		Common Stock Warrants (4,284 shares)(1)		462	1,595

				10,685	11,818
WIL Research Holding Company, Inc.	Biotechnology	Subordinated Debt (13.8%, Due 9/11)	15,552	15,382	15,382
		Redeemable Preferred Stock (5,000,000 shares)		6,046	6,046
		Convertible Preferred Stock (1,210,086 shares)		1,276	1,276

				22,704	22,704
Zenta Global, Ltd.(3)	IT Services	Senior Debt (17.3%, Due 5/11)	47,500	46,814	46,814
		Common Units (265,565 units)(1)		27	27
		Preferred Units (1,330 units)(1)		1,342	1,342

				48,183	48,183
Subtotal Non-Control / Non-Affiliate Investments				2,156,065	2,135,795

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (12.9%, Due 12/10)	18,000	17,734	17,734
		Subordinated Debt (15.5%, Due 12/12)	27,983	27,601	27,601
		Common Stock (281,534 shares)(1)		—	6,116
		Common Stock Warrants (101,179 shares)(1)		—	2,198

				45,335	53,649
Compusearch Holdings Company, Inc.	Software	Subordinated Debt (12.0%, Due 6/12)	12,500	12,321	12,321
		Convertible Preferred Stock (40,039 shares)		1,559	1,559

				13,880	13,880

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Continental Structural Plastics, Inc.	Auto Components	Subordinated Debt (14.0%, Due 2/13)	11,189	11,031	11,031
		Common Stock (3,000 shares)(1)		300	300
		Redeemable Preferred Stock (2,700 shares)		2,887	2,887

				14,218	14,218
Edge Products, LLC	Auto Components	Senior Debt (9.3%, Due 3/10)	10,900	10,715	10,715
		Subordinated Debt (12.4%, Due 3/13)	13,641	13,450	13,450
		Common Membership Units (7,620 units)(1)		1,749	2,320
		Common Membership Warrants (13,780 units)(1)		62	1,767

				25,976	28,252
FMI Holdco I, LLC	Road & Rail	Subordinated Debt (13.0%, Due 4/10)	13,545	12,584	12,584
		Common Units (626,085 units)(1)		2,683	2,394
		Preferred Units (410,778 units)(1)		1,705	1,705

				16,972	16,683
Kirby Lester Holdings, LLC	Health Care Equipment & Supplies	Senior Debt (10.8%, Due 9/10 – 9/12)	11,750	11,551	11,551
		Subordinated Debt (16.0%, Due 9/13)	11,726	11,555	11,555
		Preferred Units (375 units)(1)		375	375

				23,481	23,481
Marcal Paper Mills, Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	3,506
		Common Stock (209,254 shares)(1)		—	3,503

				—	7,009
Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1,500	3,942
Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12)	8,832	8,701	8,701
		Preferred Units (900 units)(1)		900	900
		Common Units (100,000 units)(1)		100	336
		Common Membership Warrants (41,360 units)(1)		41	139

				9,742	10,076
Northwest Coatings, LLC	Containers & Packaging	Common Units (309,904 units)(1)		269	—
		Redeemable Preferred Units (2,777,419 units)(1)		2,624	2,575

				2,893	2,575
NPC Holdings, Inc.	Building Products	Senior Debt (11.2%, Due 6/12)	4,500	4,415	4,415
		Subordinated Debt (15.0%, Due 6/13)	8,108	7,991	7,991
		Common Stock (80 shares)(1)		8	8
		Redeemable Preferred Stock (13,275 shares)		9,451	9,451
		Convertible Preferred Stock (13,690 shares)		1,398	1,398
		Convertible Preferred Stock Warrants (43,782 shares)(1)		4,378	4,378

				27,641	27,641
PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)		1,052	5,192
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt (15.0%, Due 12/12)	28,813	28,418	28,418
		Common Units (500,000 units)(1)		500	—
		Preferred Units (4,500,000 units)(1)		4,500	3,282

				33,418	31,700

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Radar Detection Holdings Corp	Household Durables	Senior Debt (11.5%, Due 11/12)	13,000	12,984	12,984
		Common Stock (69,795 shares)(1)		1,029	9,787

				14,013	22,771

Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)		3,044	5,902
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12)	17,702	17,530	17,530
		Common Stock (10,000 shares)(1)		10,000	10,000

				27,530	27,530
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (15.4%, Due 12/10)	5,804	5,726	5,726
		Subordinated Debt (14.5%, Due 12/11)	9,130	8,654	8,654
		Partnership Units (144,552 units)(1)		1,253	1,253
		Preferred Partnership Units (57,143 units)(1)		754	754

				16,387	16,387
TechBooks, Inc.	IT Services	Subordinated Debt (16.3%, Due 8/09)	30,467	30,046	30,046
		Convertible Preferred Stock (4,373,178 shares)(1)		15,000	16,859

				45,046	46,905
The Hygenic Corporation	Health Care Equipment & Supplies	Subordinated Debt (15.5%, Due 1/12)	10,971	10,857	10,857
		Common Stock (200,000 shares)(1)		1,000	6,982
		Redeemable Preferred Stock (9,000 shares)		10,380	10,380

				22,237	28,219
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.4%, Due 6/06 – 6/07)	16,150	16,114	16,026
		Common Stock (131,399 shares)(1)		13	—
		Redeemable Preferred Stock (131,399 shares)(1)		3,972	—

				20,099	16,026
Unwired Holdings, Inc.	Household Durables	Senior Debt (12.2%, Due 6/10 – 6/11)	7,629	7,323	7,323
		Subordinated Debt (15.0%, Due 6/12 – 6/13)	15,245	15,026	15,026
		Common Stock (100 shares)(1)		1	—
		Preferred Stock (16,200 shares)(1)		16,200	9,082
		Convertible Preferred Stock (179,901 shares)(1)		1,799	—

				40,349	31,431
WFS Holding, Inc.	Software	Subordinated Debt (14.0%, Due 2/12)	12,224	12,057	12,057
		Convertible Preferred Stock (35,000,000 shares)(1)		3,500	3,500

				15,557	15,557
Subtotal Affiliate Investments				420,370	449,026

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Subordinated Debt (14.8%, Due 10/10 – 11/11)	39,740	39,332	39,332
		Common Stock (855 shares)(1)		27,246	55,248

				66,578	94,580
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		24,185	24,799

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Aeriform Corporation	Chemicals	Senior Debt (9.3%, Due 6/08 – 7/08)	22,989	22,989	22,989
		Senior Subordinated Debt (14.0%, Due 5/09)	495	447	447
		Junior Subordinated Debt (0.0%, Due 5/09)(1)	46,158	34,998	1,169
		Common Stock Warrants (1,991,246 shares)(1)		—	—
		Redeemable Preferred Stock (10 shares)(1)		119	—

				58,553	24,605
American Decorative Surfaces International, Inc.	Building Products	Senior Debt (8.7%, Due 5/06)(6)	422	422	—
		Subordinated Debt (7.0%, Due 5/11)(6)	12,097	10,069	—
		Common Stock Warrants (64,868 shares)(1)		—	—
		Convertible Preferred Stock (55,000 shares)(1)		8,211	—

				18,702	—
ASC Industries, Inc.	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11)	20,500	18,681	18,681
		Common Stock Warrants (74,888 shares)(1)		6,531	25,746
		Redeemable Preferred Stock (72,000 shares)		5,102	5,102

				30,314	49,529
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (11.3%, Due 12/07)	5,251	5,251	5,251
		Subordinated Debt (13.9%, Due 9/06 – 3/09)	18,617	15,696	15,785
		Subordinated Debt (14.0%, Due 3/09)(6)	8,280	3,232	551
		Common Stock Warrants (4,268,905 shares)(1)		2,599	1,767
		Convertible Preferred Stock (13,301,300 shares)(1)		2,732	—

				29,510	23,354
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14)	3,622	2,976	2,976
		Common Stock (100 shares)(1)		483	476

				3,459	3,452
BPWest, Inc.	Energy Equipment & Services	Senior Debt (11.8%, Due 7/11)	7,000	6,901	6,901
		Subordinated Debt (15.0%, Due 7/12)	6,089	6,002	6,002
		Redeemable Preferred Stock (7,800 shares)		8,102	8,102
		Common Stock (780,000 shares)(1)		1	1

				21,006	21,006
Bridgeport International, LLC(3)	Machinery	Senior Debt (12.0%, Due 11/10)	4,648	238	238
		Common membership units (100 units)(1)		7,000	4,830

				7,238	5,068
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1,492	400
Consolidated Utility Services, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 5/10)	6,707	6,621	6,621
		Common Stock (58,906 shares)(1)		1	2,545
		Redeemable Preferred Stock (3,625,000 shares)		3,932	3,932

				10,554	13,098
Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt (14.3%, Due 9/11 – 9/12)	15,025	14,176	14,176
		Redeemable Preferred Stock (252,020 shares)		18,489	18,489
		Common Stock Warrants (111,965 shares)(1)		11,197	11,115
		Common Stock (65,000 shares)(1)		6,500	3,073

				50,362	46,853

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
DanChem Technologies, Inc.	Chemicals	Senior Debt (10.3%, Due 12/10)	12,920	12,920	12,920
		Common Stock (427,719 shares)(1)		2,500	—
		Redeemable Preferred Stock (12,953 shares)(1)		10,893	845
		Common Stock Warrants (401,622 shares)(1)		2,221	—

				28,534	13,765
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Senior Debt (12.6%, Due 4/10 – 4/12)	16,450	16,209	16,209
		Subordinated Debt (16.5%, Due 4/14)	9,751	9,612	9,612
		Common Stock (1,000 shares)(1)		19,025	19,025

				44,846	44,846
eLynx Holdings, Inc.	IT Services	Senior Debt (11.3%, Due 12/09)	8,875	8,750	8,750
		Subordinated Debt (15.0%, Due 12/10 – 12/11)	8,728	8,611	8,611
		Common Stock (9,326 shares)(1)		933	933
		Redeemable Preferred Stock (17,488 shares)		8,133	8,133
		Common Stock Warrants (108,735 shares)(1)		10,874	10,874

				37,301	37,301
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (11.8%, Due 5/11)	7,400	7,298	7,298
		Subordinated Debt (15.7%, Due 5/12 – 5/13)	11,262	11,102	11,102
		Convertible Preferred Stock (333,145 shares)		16,242	16,242

				34,642	34,642
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (9.4%, Due 5/06 – 3/08)	8,149	8,119	8,149
		Subordinated Debt (11.0%, Due 3/08)(6)	7,766	7,645	7,270
		Common Stock Warrants (31,897 shares)(1)		1,110	—
		Convertible Preferred Stock (260,048 shares)(1)		5,732	—

				22,606	15,419
European Capital Limited(3)	Diversified Financial Services	Senior Debt (5.5%, Due 3/06)	24,861	24,861	24,861
		Ordinary Shares (100 shares)(1)		—	—
		Participating Preferred Shares (52,074,548 shares)(1)		153,328	153,328

				178,189	178,189
European Touch, LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06)	2,336	2,336	2,336
		Subordinated Debt (12.4%, Due 11/06)	15,640	14,497	14,497
		Common Stock (2,895 shares)(1)		1,500	6,280
		Redeemable Preferred Stock (450 shares)		556	556
		Common Stock Warrants (7,105 shares)(1)		3,683	16,172

				22,572	39,841
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (17.7%, Due 11/09)	4,500	4,460	4,460
		Subordinated Debt (14.9%, Due 11/10 – 11/11)	12,514	12,401	12,401
		Common Stock (970,583 shares)(1)		9,706	22,233
		Redeemable Preferred Stock (145,000 shares)		11,226	11,226

				37,793	50,320
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Senior Debt (8.2%, Due 7/10 – 7/11)	39,466	38,789	38,789
		Subordinated Debt (14.3%, Due 7/12 – 7/13)	24,235	23,885	23,885
		Redeemable Preferred Stock (31,647,625 shares)(1)		31,648	34,118
		Convertible Preferred Stock (2,606,275 shares)(1)		5,213	131
		Common Stock (186,161 shares)(1)		372	—

				99,907	96,923

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Future Food, Inc.	Food Products	Senior Debt (12.2%, Due 7/10)	9,867	9,766	9,766
		Subordinated Debt (12.4%, Due 7/11 – 7/12)	14,000	12,702	12,702
		Common Stock (92,738 shares)(1)		18,500	16,566
		Common Stock Warrants (6,500 shares)(1)		1,297	1,201

				42,265	40,235
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (12.0%, Due 2/10 – 2/12)	50,250	49,591	49,591
		Subordinated Debt (15.0%, Due 2/13)	29,761	29,346	29,346
		Common Stock (221,672 shares)(1)		26,685	15,186

				105,622	94,123
Halex Holdings, Inc.	Construction Materials	Senior Debt (11.1%, Due 7/08 – 10/08)	24,425	24,148	24,148
		Subordinated Debt (17.1%, Due 8/10)	29,400	29,245	29,245
		Common Stock (163,083 shares)(1)		6,784	985
		Redeemable Preferred Stock (1,000 shares)		14,631	14,631
		Convertible Preferred Stock (145,996 shares)(1)		1,603	1,772

				76,411	70,781
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt (10.5%, Due 12/10)	14,157	13,859	13,859
		Subordinated Debt (16.0%, Due 12/10)	5,290	4,955	4,955
		Subordinated Debt (19.0%, Due 12/10)(6)	3,807	3,222	1,485

				22,036	20,299
Hospitality Mints, Inc.	Food Products	Senior Debt (12.2%, Due 11/10)	7,425	7,329	7,329
		Subordinated Debt (12.4%, Due 11/11 – 11/12)	18,500	18,202	18,202
		Convertible Preferred Stock (95,198 shares)		22,325	28,032
		Common Stock Warrants (86,817 shares)(1)		54	643

				47,910	54,206
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08)	16,288	15,810	15,872
		Common Stock (426,205 shares)(1)		4,760	1,998
		Redeemable Preferred Stock (23,803 shares)		20,189	29,251
		Common Stock Warrants (530,000 shares)(1)		5,918	4,328

				46,677	51,449
Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11)	22,450	22,228	22,228
		Common Stock (8,750 shares)(1)		3,500	15,369
		Redeemable Preferred Stock (1,000 shares)(1)		7,000	7,000
		Convertible Preferred Stock (8,750 shares)(1)		3,500	14,981

				36,228	59,578
KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 – 2/12)	22,790	22,562	22,562
		Common Stock (1,550,100 shares)(1)		1,550	60,966
		Redeemable Preferred Stock (13,950 shares)		16,242	16,242

				40,354	99,770
KIC Holdings, Inc.	Building Products	Senior Debt (12.5%, Due 9/07)	7,464	7,440	7,440
		Subordinated Debt (11.8%, Due 9/08)	3,883	3,725	3,725
		Subordinated Debt (18.3%, Due 9/08)(6)	7,769	7,448	2,780
		Redeemable Preferred Stock (30,356 shares)(1)		16,485	—
		Common Stock (3,761 shares)(1)		5,100	—
		Common Stock Warrants (156,613 shares)(1)		3,060	—

				43,258	13,945

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt (9.1%, Due 6/07 – 6/10)	35,400	35,085	35,085
		Subordinated Debt (14.2%, Due 6/11 – 6/12)	22,266	21,881	21,881
		Common Stock (20,000 shares)(1)		2,000	966
		Redeemable Preferred Stock (8,800 shares)		5,981	5,981
		Common Stock Warrants (41,164 shares)(1)		4,116	3,341

				69,063	67,254
Logex Corporation	Road & Rail	Senior Subordinated Debt (12.0%, Due 7/08)	23,203	22,051	22,051
		Junior Subordinated Debt (14.0%, Due 7/08)(6)	6,545	4,758	4,135
		Common Stock Warrants (137,839 shares)(1)		7,454	—
		Redeemable Preferred Stock (695 shares)(1)		3,930	—

				38,193	26,186
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt (9.8%, Due 2/10)	4,600	4,509	4,509
		Subordinated Debt (18.0%, Due 2/13)	9,499	9,369	9,369
		Preferred Units (800 units)(1)		11,000	15,321

				24,878	29,199
MBT International, Inc.	Distributors	Senior Subordinated Debt (13.0%, Due 5/09)	987	794	794
		Junior Subordinated Debt (9.0%, Due 5/09)(6)	6,253	4,120	3,199

				4,914	3,993
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06)	10,400	9,923	9,923
		Common Membership Warrants (50,128 units)(1)		2,038	25,148

				11,961	35,071
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.3%, Due 6/06 – 8/23)	54,992	54,163	54,179
		Subordinated Debt (8.0%, Due 7/13)	587	106	587
		Common Stock (771,839 shares)(1)		95	921

				54,364	55,687
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.1%, Due 12/08 – 12/09)	32,994	27,915	28,009
		Common Stock (100 shares)(1)		—	—
		Convertible Preferred Stock (32,043 shares)(1)		11,500	17,085

				39,415	45,094
nSpired Holdings, Inc.	Food Products	Senior Debt (9.5%, Due 12/08 – 12/09)	17,431	17,268	17,268
		Subordinated Debt (18.0%, Due 8/07)(6)	9,614	9,133	4,270
		Common Stock (169,018 shares)(1)		5,000	—
		Redeemable Preferred Stock (29,500 shares)(1)		29,500	—

				60,901	21,538
Optima Bus Corporation	Machinery	Senior Debt (9.2%, Due 6/06 – 1/08)	5,455	5,456	5,456
		Subordinated Debt (10.0%, Due 5/11)(6)	3,758	2,336	2,354
		Common Stock (20,464 shares)(1)		1,896	—
		Convertible Preferred Stock (1,913,015 shares)(1)		16,807	—

				26,495	7,810
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10)	4,632	4,632	4,632
		Common Stock (341,222 shares)(1)		1,089	6,560
		Common Stock Warrants (29,205 shares)(1)		—	561

				5,721	11,753

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (10.2%, Due 12/09 – 8/11)	34,134	33,591	33,591
		Subordinated Debt (17.4%, Due 5/10 – 8/11)	26,769	26,455	26,455
		Common Stock (98,799 shares)(1)		20,562	20,562

				80,608	80,608
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (11.2%, Due 6/12)	10,000	9,859	9,859
		Subordinated Debt (13.7%, Due 6/13)	24,663	24,310	24,310
		Common Stock (69,120 shares)(1)		6,629	6,629
		Redeemable Preferred Stock (62,210 shares)		45,071	45,071
		Common Stock Warrants (199,095 shares)(1)		19,910	19,910

				105,779	105,779
Precitech, Inc.	Machinery	Senior Debt (11.1%, Due 12/09 – 12/10)	5,338	5,327	5,327
		Senior Subordinated Debt (16.0%, Due 12/11)	2,083	2,083	2,083
		Junior Subordinated Debt (17.0%, Due 12/12) (6)	7,127	5,049	5,336
		Redeemable Preferred Stock (35,807 shares)(1)		7,187	—
		Common Stock (22,040 shares)(1)		2,204	—
		Common Stock Warrants (22,783 shares)(1)		2,278	663

				24,128	13,409
Ranpak Acquisition, Inc.	Containers & Packaging	Senior Subordinated Debt (13.6%, Due 12/12 – 12/13)	102,603	101,068	101,068
		Redeemable Preferred Stock (163,025 shares)		109,480	109,480
		Common Stock (181,139 shares)(1)		18,114	18,114
		Common Stock Warrants (541,970 shares)(1)		54,197	54,197

				282,859	282,859
SAV Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 11/11)	17,000	16,526	16,526
		Subordinated Debt (14.0%, Due 11/12)	12,026	11,847	11,847
		Redeemable Preferred Stock (26,370 shares)		26,145	26,145
		Common Stock (2,930,000 shares)(1)		2,880	2,880

				57,398	57,398
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt (9.3%, Due 6/10)	11,325	11,144	11,144
		Subordinated Debt (17.0%, Due 6/13)	10,045	9,906	9,906
		Membership Units (760 units)(1)		9,500	11,205

				30,550	32,255
Specialty Brands of America, Inc.	Food Products	Senior Debt (10.0%, Due 12/06 – 5/11)	25,343	25,055	25,055
		Subordinated Debt (15.4%, Due 9/08 – 5/13)	22,015	21,781	21,781
		Redeemable Preferred Stock (209,303 shares)		14,739	14,739
		Convertible Preferred Stock (336,000 shares)		35,208	35,208
		Common Stock (33,916 shares)(1)		3,392	3,392
		Common Stock Warrants (97,464 shares)(1)		9,746	9,746

				109,921	109,921
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)(6)	7,490	6,290	1,202
Stravina Holdings, Inc.	Personal Products	Senior Debt (12.2%, Due 1/10 – 4/11)	47,307	46,964	46,964
		Subordinated Debt (17.4%, Due 4/13) (6)	34,542	26,243	4,555
		Common Stock (1,000 shares) (1)		1	—

				73,208	51,519

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Senior Debt (8.3%, Due 10/11)	500	428	428
		Subordinated Debt (14.5%, Due 10/13 – 10/14)	18,099	17,831	17,831
		Common Stock (33,928 shares)(1)		42,410	42,410

				60,669	60,669
Warner Power, LLC	Electrical Equipment	Senior Debt (11.2%, Due 12/07)	6,616	6,616	6,616
		Subordinated Debt (12.6%, Due 12/06 – 12/07)	4,988	4,454	4,482
		Common Membership Units (47,000 units)(1)		1,623	—
		Common Membership Warrants (916 units)(1)		1,123	175
		Redeemable Preferred Stock (5,012,000 units)(1)		4,197	27

				18,013	11,300
Weber Nickel Technologies, Ltd.(3)	Machinery	Subordinated Debt (17.7%, Due 2/06 – 9/12)(6)	16,776	15,996	8,534
		Common Stock (44,834 shares)(1)		1,171	—
		Redeemable Preferred Stock (14,796 shares)(1)		11,847	—

				29,014	8,534
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 12/11)	11,385	11,193	11,193
		Subordinated Debt (14.2%, Due 12/12 – 12/13)	22,399	22,088	22,088
		Common Stock (4,826,476 shares)(1)		21,236	41,587

				54,517	74,868
Subtotal Control Investments				2,557,963	2,516,282

INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap— Pay Fixed/Receive Floating	29 Contracts Notional Amounts Totaling $1,357,142		—	17,006
	Interest Rate Swaption— Pay Floating/Receive Fixed	3 Contracts Notional Amounts Totaling $47,093		—	654
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $25,361		—	472
Subtotal Interest Rate Derivative Agreements				—	18,132
Total Investment Assets				$5,134,398	$5,119,235

INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap— Pay Fixed/Receive Floating	8 Contracts Notional Amounts Totaling $96,025		$—	$(2,035)
	Interest Rate Swap— Pay Floating/ Receive Floating	5 Contracts Notional Amounts Totaling $106,730		—	(105)
Total Investment Liabilities				$—	$(2,140)

(1)	Non-income producing.
(2)	Public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06)	$10,000	$9,749	$9,786
		Common Stock Warrants (2,004 shares)(1)		534	1,660

				10,283	11,446
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		246	—
Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)		124	951
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (10.8%, Due 9/10) Subordinated Debt	15,000	14,820	14,820
		(16.0%, Due 9/11 – 9/12)	50,456	49,840	49,840

				64,660	64,660
BBB Industries, LLC	Auto Components	Senior Debt (10.4%, Due 11/09 – 5/11)	26,500	26,070	26,070
		Subordinated Debt (17.5%, Due 11/11)	5,013	4,939	4,939

				31,009	31,009
BC Natural Foods LLC	Food Products	Senior Debt (10.4%, Due 9/07)	4,800	4,786	4,786
		Subordinated Debt (16.5%, Due 1/08 – 7/09)	30,460	28,490	28,490
		Common Membership Warrants (15.2% membership interest)(1)		3,331	8,658

				36,607	41,934
BLI Holdings Corp.	Personal Products	Subordinated Debt (16.5%, Due 10/10)(6)	17,655	17,326	3,342
Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.4%, Due 9/12 – 8/13)	12,643	12,494	12,494
Bumble Bee Seafoods, L.P.	Food Products	Partnership Units (465 units)(1)		465	2,487
CamelBak Products, LLC	Leisure Equipment & Products	Subordinated Debt (14.8%, Due 11/10)	39,239	38,797	38,797
Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.8%, Due 3/10) Common Stock Warrants (197,322 shares)(1)	25,157	21,575 5,418	21,666 3,812
		Common Stock (11,850 shares)(1)		—	—
		Redeemable Preferred Stock (11,850 shares)(1)		441	141

				27,434	25,619
CIVCO Holding, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.1%, Due 7/10 – 7/11)	27,494	24,413	24,413
		Common Stock (210,820 shares)(1)		2,127	1,491
		Common Stock Warrants (609,060 shares)(1)		2,934	4,307

				29,474	30,211
Corporate Benefit Services of America, Inc	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10)	15,459	14,774	14,774
		Common Stock Warrants (6,828 shares)(1)		695	695

				15,469	15,469
Corrpro Companies, Inc.(2)	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11)	14,000	11,076	11,076
		Common Stock Warrants (5,799,187 shares)(1)		3,865	3,865
		Redeemable Preferred Stock (2,000 shares)		1,282	1,282

				16,223	16,223
Directed Electronics, Inc.	Household Durables	Subordinated Debt (11.1%, Due 6/11 – 6/12)	74,000	73,128	73,128
Dynisco Parent, Inc.	Electronic Equipment & Instruments	Subordinated Debt (12.6%, Due 10/11)	27,709	27,119	27,119
		Common Stock (10,000 shares)(1)		1,000	1,000
		Common Stock Warrants (2,115 shares)(1)		210	210

				28,329	28,329

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Erickson Construction, LLC	Building Products	Senior Debt (9.3%, Due 9/09)	40,000	39,527	39,527
Euro-Pro Operating LLC	Household Durables	Senior Debt (15.0%, Due 9/08)	40,000	39,840	39,840
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)	14,361	14,169	14,169
		Common Stock Warrants (122,397 shares)(1)		122	122

				14,291	14,291
HMS Healthcare, Inc.	Health Care Providers & Services	Subordinated Debt (14.6%, Due 7/11 – 7/12)	40,980	40,386	40,386
		Common Stock (263,620 shares)(1)		264	2,474
		Redeemable Preferred Stock (263,620 shares)		2,839	2,839
		Common Stock Warrants (96,578 shares)(1)		97	906

				43,586	46,605
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12)	29,956	29,592	29,592
		Redeemable Preferred Stock (5,000 shares)		5,375	5,375

				34,967	34,967
HP Evenflo Acquisition Co.	Household Products	Senior Debt (10.7%, Due 8/10)	23,000	22,727	22,727
		Common Stock (250,000 shares)(1)		2,500	2,500

				25,227	25,227
Interior Specialist, Inc	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 9/10)	13,200	13,047	13,047
IST Acquisitions, Inc.	Electrical Equipment	Senior Debt (9.6%, Due 5/05 – 10/11)	15,200	15,031	15,031
		Subordinated Debt (14.0%, Due 5/11 – 5/12)	8,858	8,572	8,572
		Common Stock (10,000 shares)(1)		1,000	1,000
		Redeemable Preferred Stock (22,000 shares)		14,924	14,924
		Common Stock Warrants (83,458 shares)(1)		8,346	8,346

				47,873	47,873
JAG Industries, Inc.	Metals & Mining	Subordinated Debt (0.0%, Due 10/18)(1)	1,954	1,358	61
Kelly Aerospace, Inc.	Aerospace & Defense	Subordinated Debt (13.5%, Due 2/09)	10,000	9,286	9,286
		Common Stock Warrants (250 shares)(1)		1,588	2,219

				10,874	11,505
Mobile Tool International, Inc.	Machinery	Subordinated Debt (9.2%, Due 4/06)(6)	1,068	1,068	115
Montana Silversmiths, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (8.8%, Due 10/06 – 10/11)	11,234	11,027	11,027
		Subordinated Debt (14.0%, Due 10/12)	11,043	10,880	10,880

				21,907	21,907
MP TotalCare, Inc.	Healthcare Equipment & Supplies	Senior Debt (12.8%, Due 10/10)	15,000	14,835	14,835
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10)	9,506	8,400	8,400
		Common Stock Warrants (247,368 shares)(1)		1,232	2,333

				9,632	10,733
Patriot Medical Technologies, Inc.	Commercial Services & Supplies	Common Stock Warrants (405,326 shares)(1)		612	—
		Convertible Preferred Stock (155,280 shares)(1)		1,319	300

				1,931	300
Pelican Products, Inc.	Containers & Packaging	Senior Debt (9.5%, Due 10/11)	15,000	14,778	14,778

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Phillips & Temro Holdings LLC	Auto Components	Senior Debt (8.8%, Due 12/09 – 12/11)	23,955	23,461	23,461
		Subordinated Debt (15.0%, Due 11/09 – 12/12)	15,000	14,775	14,775

				38,236	38,236
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2,577	14,501
Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)	25,893	25,578	25,578
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (10.6%, Due 6/05 – 6/10)	4,804	4,731	4,731
		Subordinated Debt (14.4%, Due 6/11 – 6/12)	12,130	11,855	11,855
		Convertible Preferred Stock (3,000 shares)		303	303
		Redeemable Preferred Stock (11,000 shares)		6,594	6,594
		Convertible Preferred Stock Warrants (50,175 shares)(1)		5,028	5,028

				28,511	28,511
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)		6,582	6,203
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)	10,520	9,916	9,916
		Common Stock Warrants (5,187 shares)(1)		489	489

				10,405	10,405
Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (9.7%, Due 8/09 – 8/11)	31,788	31,406	31,406
		Common Stock (50,000 shares)(1)		500	500

				31,906	31,906
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (8.2%, Due 8/09)	9,950	9,799	9,799
		Subordinated Debt (15.9%, Due 8/12)	12,408	12,258	12,258

				22,057	22,057
Stravina Operating Company, LLC	Personal Products	Senior Subordinated Debt (17.0%, Due 5/10)	20,323	20,259	20,259
		Junior Subordinated Debt (18.5%, Due 8/11)(6)	8,080	7,820	7,643
		Common Stock (1,000 shares)(1)		1,000	—

				29,079	27,902
Supreme Corq Holdings, LLC	Household Products	Senior Debt (5.9%, Due 6/09 – 6/10)	2,229	2,095	2,095
		Subordinated Debt (12.0%, Due 6/12)	5,000	4,577	4,577
		Common Membership Warrants (3,359 units)(1)		381	381

				7,053	7,053
Technical Concepts Holdings,	Building Products	Senior Debt (8.3%, Due 2/08 – 2/10)	15,615	15,563	15,563
LLC		Subordinated Debt (12.3%, Due 2/11 – 2/12)	15,000	13,460	13,460
		Common Membership Warrants (792,149 units)(1)		1,703	1,703

				30,726	30,726
The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (9.6%, Due 5/10)	17,413	17,145	17,145
		Subordinated Debt (14.5%, Due 5/12)	12,706	12,540	12,540

				29,685	29,685
The Lion Brewery, Inc.	Beverages	Subordinated Debt (9.8%, Due 1/09)	6,600	6,169	6,215
		Common Stock Warrants (540,000 shares)(1)		675	4,381

				6,844	10,596

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
The Tensar Corporation	Construction & Engineering	Subordinated Debt (15.0%, Due 6/11)	24,040	23,680	23,680
		Common Stock (122,301 shares)(1)		243	1,351
		Common Stock Warrants (403,770 shares)(1)		6,006	4,459
		Redeemable Preferred Stock (53,490 shares)		904	904

				30,833	30,394
ThreeSixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (10.3%, Due 9/08)	9,229	9,229	9,229
		Common equity(1)		4,093	—

				13,322	9,229
T-NETIX, Inc.	Diversified Telecommunication Services	Common Stock (17,544 shares)(1)		1,000	1,000
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (9.6%, Due 3/11)	13,000	12,881	12,881
		Subordinated Debt (15.0%, Due 4/12)	15,951	15,772	15,772

				28,653	28,653
UAV Corporation	Leisure Equipment & Products	Subordinated Debt (16.3%, Due 5/10)	14,792	14,746	14,746
Valley Proteins, Inc.	Food Products	Subordinated Debt (11.3%, Due 6/11)	10,000	9,881	9,881
Vigo Remittance Corp.	Diversified Financial Services	Common Stock Warrants (50,000 shares)(1)		1,213	1,396
Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10)	10,381	9,958	9,958
		Common Stock Warrants (4,284 shares)(1)		462	462

				10,420	10,420
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.8%, Due 12/06 – 12/07)	10,000	8,670	6,891
		Common Membership Warrants (1,832 units)(1)		2,246	892

				10,916	7,783
Weston ACAS Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (17.3%, Due 6/10)	7,712	7,678	7,678
WIL Research Holding Company, Inc.	Biotechnology	Subordinated Debt (14.3%, Due 9/11)	15,126	14,941	14,941
		Redeemable Preferred Stock (5,000,000 shares)		5,204	5,204
		Convertible Preferred Stock (1,000,000 shares)		1,012	1,012

				21,157	21,157
Subtotal Non-Control / Non-Affiliate Investments				1,155,867	1,157,406

AFFILIATE INVESTMENTS
Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (8.1%, Due 12/09 – 12/10)	48,000	47,242	47,242
		Subordinated Debt (15.5%, Due 12/12)	27,000	26,595	26,595
		Common Stock (281,534 shares)(1)		—	4,407
		Common Stock Warrants (48 shares)(1)		—	1,584

				73,837	79,828
Chronic Care Solutions, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.3%, Due 11/11) Common Stock (447,285 shares)(1)	70,129	67,608 45	67,608 2,821
		Convertible Preferred Stock (447,285 shares)		10,737	13,559
		Common Stock Warrants (132,957 shares)(1)		1,674	1,708

				80,064	85,696

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
FMI Holdco I, LLC	Road & Rail	Senior Debt (9.8%, Due 4/05 – 4/08)	18,259	18,183	18,183
		Subordinated Debt (13.0%, Due 4/10)	13,545	12,435	12,435
		Common units (589,373 units)(1)		2,683	1,306
		Preferred units (273,224 units)(1)		1,567	1,300

				34,868	33,224
Futurelogic Group, Inc.	Computers & Peripherals	Senior Debt (10.4%, Due 12/07)	14,000	13,811	13,811
		Subordinated Debt (13. 9%, Due 12/10 – 6/11)	13,646	13,604	13,604
		Common Stock (20,000 shares)(1)		20	2,565
		Common Stock Warrants (10,425 shares)(1)		—	1,337

				27,435	31,317
Marcal Paper Mills, Inc.	Household Products	Senior Debt (15.8%, Due 12/06)	22,852	22,837	22,837
		Subordinated Debt (20.5%, Due 12/09)	27,294	22,786	22,786
		Common Stock Warrants(1)		5,001	4,773
		Common Stock (209,254 shares)(1)		—	—

				50,624	50,396
Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1,500	2,262
Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12)	8,655	8,507	8,507
		Preferred Units (900 units)(1)		900	900
		Common Units (100,000 units)(1)		100	100
		Common Membership Warrants (41,360 units)(1)		41	41

				9,548	9,548
NWCC Acquisition, LLC	Containers & Packaging	Subordinated Debt (15.0%, Due 11/10)	10,221	9,743	9,743
		Common Units (320,924 units)(1)		291	24
		Redeemable Preferred Units (2,763,846 units)(1)		2,764	2,335

				12,798	12,102
PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)		1,052	5,192
Qualitor Component Holdings, LLC.	Auto Components	Subordinated Debt (15.0%, Due 12/12)	28,024	27,604	27,604
		Common Units (500,000 units)(1)		500	500
		Preferred Units (4,500,000 units)(1)		4,510	4,510

				32,614	32,614
Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)		3,044	4,501
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (13.4%, Due 12/10)	8,939	8,805	8,805
		Subordinated Debt (14.5%, Due 12/11)	8,947	8,431	8,431
		Partnership Units (144,552 units)(1)		1,253	1,253
		Preferred Partnership Units (57,143 units)(1)		754	754

				19,243	19,243
The Hygenic Corporation	Health Care Equipment & Supplies	Subordinated Debt (15.5%, Due 1/12)	10,590	10,468	10,468
		Common Stock (200,000 shares)(1)		1,000	1,000
		Redeemable Preferred Stock (9,000 shares)		9,660	9,660

				21,128	21,128

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.0%, Due 12/05 – 6/07)	16,150	16,088	16,088
		Common Stock (131,399 shares)(1)		13	936
		Redeemable Preferred Stock (131,399 shares)		4,454	4,454

				20,555	21,478
Subtotal Affiliate Investments				388,310	408,529
CONTROL INVESTMENTS
3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Senior Debt (12.3%, Due 3/10)	9,000	8,901	8,901
		Subordinated Debt (16.0%, Due 11/10 – 11/11)	29,656	29,311	29,311
		Common Stock (855 shares)(1)		27,246	42,046

				65,458	80,258
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		26,617	26,617
ACS PTI, Inc.	Auto Components	Common Stock (1,000 shares)(1)		348	2,239
Aeriform Corporation	Chemicals	Senior Debt (7.8%, Due 6/08)	21,712	21,704	21,704
		Senior Subordinated Debt (14.0%, Due 5/09)	429	429	429
		Junior Subordinated Debt (0.0%, Due 5/09)(6)	46,154	34,959	1,130
		Common Stock Warrants (2,419,483 shares)(1)		4,360	—
		Redeemable Preferred Stock (10 shares)(1)		118	—

				61,570	23,263
American Decorative Surfaces International, Inc.	Building Products	Senior Debt (6.7%, Due 5/05)	1,000	1,000	1,000
		Subordinated Debt (7.0%, Due 5/11 – 5/12)(6)	17,327	16,727	7,661
		Common Stock (1 share)(1)		10,543	—
		Common Stock Warrants (94,868 shares)(1)		—	—
		Convertible Preferred Stock (100,000 shares)(1)		13,674	—

				41,944	8,661
ASC Industries, Inc	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11)	20,500	18,336	18,336
		Common Stock Warrants (74,888 shares)(1)		6,531	23,401
		Redeemable Preferred Stock (72,000 shares)		4,500	4,500

				29,367	46,237
Automatic Bar Controls, Inc.	Commercial Services & Supplies	Senior Debt (10.5%, Due 6/07)	11,067	11,031	11,031
		Subordinated Debt (17.1%, Due 6/09)	14,733	14,524	14,524
		Common Stock (595,364 shares)(1)		7,000	20,725
		Common Stock Warrants (15,459 shares)(1)		182	519

				32,737	46,799
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (9.3%, Due 12/07)	5,251	5,251	5,251
		Subordinated Debt (14.0%, Due 3/09)	6,000	5,409	5,448
		Subordinated Debt (14.0%, Due 3/09)(6)	19,334	12,452	3,998
		Common Stock Warrants (4,268,905 shares)(1)		2,599	—
		Convertible Preferred Stock (13,301,300 shares)(1)		2,732	—

				28,443	14,697
Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14)	3,470	2,824	2,824
		Common Stock (100 shares)(1)		483	476

				3,307	3,300

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Bridgeport International, LLC(3)	Machinery	Senior Debt (8.3%, Due 9/07)	12,618	8,812	8,812
		Common Stock (2,000,000 shares)(1)		2,000	—
		Convertible Preferred Stock (5,000,000 shares)(1)		5,000	1,767

				15,812	10,579
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1,492	400
Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt (6.2%, Due 9/07)	18,320	9,966	18,320
		Subordinated Debt (13.0%, Due 10/05)	7,204	6,955	5,466
		Subordinated Debt (25.0%, Due 5/10 – 12/15)(6)	7,504	5,471	—
		Redeemable Preferred Stock (7,200 shares)(1)		6,896	—
		Convertible Preferred Stock (765 shares)(1)		3,529	—
		Common Stock Warrants (7,764 shares)(1)		—	—
		Common Stock (1 share)(1)		2,700	546

				35,517	24,332
Consolidated Utility Services, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 5/10)	3,010	2,965	2,965
		Common Stock (39,406 shares)(1)		—	—
		Redeemable Preferred Stock (2,425,000 shares)		2,425	2,425

				5,390	5,390
Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt (14.3%, Due 9/11 – 9/12)	14,724	13,810	13,810
		Redeemable Preferred Stock (252,020 shares)		16,307	16,307
		Common Stock Warrants (111,965 shares)(1)		11,197	11,197
		Common Stock (65,000 shares)(1)		6,500	6,500

				47,814	47,814
Cycle Gear, Inc.	Specialty Retail	Senior Debt (10.1%, Due 9/05)	145	145	145
		Subordinated Debt (11.0%, Due 9/06)	12,995	12,535	12,574
		Common Stock Warrants (104,439 shares)(1)		973	4,112
		Redeemable Preferred Stock (57,361 shares)		3,082	3,082

				16,735	19,913
DanChem Technologies, Inc.	Chemicals	Senior Debt (8.4%, Due 2/08 – 12/10)	11,929	11,929	11,929
		Subordinated Debt (12.0%, Due 2/09)	7,000	6,191	6,191
		Common Stock (427,719 shares)(1)		2,500	348
		Redeemable Preferred Stock (5,249 shares)(1)		4,155	4,155
		Common Stock Warrants (401,622 shares)(1)		2,221	1,706

				26,996	24,329
Dosimetry Acquisitions (U.S.), Inc.(3)	Electrical Equipment	Senior Debt (8.3%, Due 6/05 – 6/10)	30,870	30,530	30,530
		Subordinated Debt (15.1%, Due 6/11)	17,336	17,131	17,131
		Common Stock (10,000 shares)(1)		1,769	1,769
		Common Stock Warrants (73,333 shares)(1)		12,775	12,775
		Redeemable Preferred Stock (16,900 shares)		12,510	12,510

				74,715	74,715
eLynx Holdings, Inc.	IT Services	Senior Debt (9.3%, Due 12/07 – 12/09)	10,353	10,175	10,175
		Subordinated Debt (15.0%, Due 12/10 – 12/11)	8,509	8,382	8,382
		Common Stock (9,326 shares)(1)		933	933
		Redeemable Preferred Stock (17,488 shares)		6,676	6,676
		Common Stock Warrants (108,735 shares)(1)		10,874	10,874

				37,040	37,040

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Escort Inc.	Household Durables	Senior Debt (14.2%, Due 7/09)	5,750	5,728	5,728
		Subordinated Debt (12.4%, Due 7/11 – 7/12)	21,648	17,688	17,688
		Redeemable Preferred Stock (90,000 shares)		4,868	4,868
		Common Stock Warrants (175,562 shares)(1)		8,783	37,697

				37,067	65,981
Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (7.3%, Due 5/05 – 3/08) Subordinated Debt (11.0%, Due 3/08)	8,622 7,766	8,582 7,686	8,622 7,697
		Common Stock Warrants (31,897 shares)(1)		1,110	69
		Convertible Preferred Stock (258,618 shares)(1)		4,302	334

				21,680	16,722
European Touch LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06)	3,436	3,418	3,418
		Subordinated Debt (12.4%, Due 11/06)	15,342	13,181	13,181
		Common Stock (2,895 shares)(1)		1,500	4,525
		Redeemable Preferred Stock (450 shares)		515	515
		Common Stock Warrants (7,105 shares)(1)		3,683	11,862

				22,297	33,501
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (15.7%, Due 11/09)	4,500	4,452	4,452
		Subordinated Debt (14.9%, Due 11/10 – 11/11)	11,195	11,070	11,070
		Common Stock (970,583 shares)(1)		9,706	14,658
		Redeemable Preferred Stock (145,000 shares)		9,886	9,886

				35,114	40,066
Future Food, Inc.	Food Products	Senior Debt (10.2%, Due 7/10)	9,967	9,849	9,849
		Subordinated Debt (12.4%, Due 7/11 – 7/12)	14,000	12,577	12,577
		Common Stock (92,738 shares)(1)		18,500	18,500
		Common Stock Warrants (6,500 shares)(1)		1,297	1,297

				42,223	42,223
Global Dosimetry Solutions, Inc.	Commercial Services & Supplies	Senior Debt (10.6%, Due 11/11)	4,000	3,941	3,941
		Subordinated Debt (16.0%, Due 9/09 – 9/10)	17,757	17,680	17,680
		Common Stock (14,140 shares)(1)		1,414	1,414
		Redeemable Preferred Stock (16,160 shares)		10,711	10,711
		Common Stock Warrants (71,557 shares)(1)		7,132	7,132

				40,878	40,878
Halex Holdings, Inc.	Construction Materials	Senior Debt (10.6%, Due 7/08 – 10/08)	16,300	15,925	15,925
		Subordinated Debt (17.1%, Due 8/10)	28,210	28,035	28,035
		Common Stock (163,083 shares)(1)		6,784	6,784
		Redeemable Preferred Stock (1,000 shares)		13,931	13,931
		Convertible Preferred Stock (145,996 shares)		1,771	7,956

				66,446	72,631
Hartstrings LLC	Textiles, Apparel & Luxury Goods	Senior Debt (8.4%, Due 5/05)	11,804	11,180	11,180
		Subordinated Debt (14.5%, Due 5/10)	14,656	13,257	13,257
		Common Membership Warrants (41.7% membership interest)(1)		3,572	1,527

				28,009	25,964
Hospitality Mints, Inc.	Food Products	Senior Debt (10.2%, Due 11/10)	7,494	7,383	7,383
		Subordinated Debt (12.4%, Due 11/11 – 11/12)	18,500	18,173	18,173
		Convertible Preferred Stock (95,198 shares)		20,586	20,586
		Common Stock Warrants (86,817 shares)(1)		54	54

				46,196	46,196

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08)	16,288	15,604	15,694
		Common Stock (426,205 shares)(1)		4,760	—
		Redeemable Preferred Stock (23,803 shares)(1)		18,864	16,040
		Common Stock Warrants (530,000 shares)(1)		5,918	711

				45,146	32,445
Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11)	21,766	21,522	21,522
		Common Stock (8,750 shares)(1)		3,500	8,305
		Redeemable Preferred Stock (1,000 shares)(1)		7,000	7,000
		Convertible Preferred Stock (8,750 shares)(1)		3,500	8,305

				35,522	45,132
KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 – 2/12)	21,822	21,574	21,574
		Common Stock (1,551,000 shares)(1)		1,550	53,499
		Redeemable Preferred Stock (13,950 shares)		14,981	14,981

				38,105	90,054
KIC Holdings, Inc. (formerly ACAS Holdings (Inca), Inc.)	Building Products	Senior Debt (12.5%, Due 9/07)	5,531	5,494	5,494
		Subordinated Debt (12.0%, Due 9/08)	11,649	11,649	11,649
		Redeemable Preferred Stock (30,087 shares)(1)		29,661	3,338
		Common Stock (3,761 shares)(1)		5,100	—
		Common Stock Warrants (156,613 shares)(1)		3,060	446

				54,964	20,927
Life-Like Holdings, Inc.	Leisure Equipment & Products	Senior Debt (7.1%, Due 6/07 – 6/10)	34,373	33,947	33,947
		Subordinated Debt (14.2%, Due 6/11 – 6/12)	21,768	21,352	21,352
		Common Stock (20,000 shares)(1)		2,000	2,000
		Redeemable Preferred Stock (8,800 shares)		5,231	5,231
		Common Stock Warrants (41,164 shares)(1)		4,116	4,116

				66,646	66,646
Logex Corporation	Road & Rail	Senior Subordinated Debt (12.0%, Due 7/08)	20,389	18,689	18,689
		Junior Subordinated Debt (14.0%, Due 7/08)(6)	5,683	4,755	4,132
		Common Stock Warrants (137,839 shares)(1)		7,454	—
		Redeemable Preferred Stock (695 shares)(1)		3,930	—

				34,828	22,821
MBT International, Inc.	Distributors	Subordinated Debt (11.7%, Due 7/05 – 5/09)	19,631	16,246	16,246
		Common Stock (1,887,834 shares)(1)		1,233	—
		Common Stock Warrants (21,314,448 shares)(1)		5,254	3,350
		Redeemable Preferred Stock (2,250,000 shares)(1)		1,228	—

				23,961	19,596
Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06) Common Membership Warrants (50,128 units)(1)	12,800	11,876 2,038	11,876 46,419

				13,914	58,295
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.0%, Due 6/06 – 8/23)	59,476	58,493	58,524
		Subordinated Debt (8.0%, Due 7/13)	541	60	541
		Common Stock (771,839 shares)(1)		95	2,234

				58,648	61,299

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.0%, Due 12/08 – 12/09)	34,491	28,411	28,543
		Common Stock (100 shares)(1)		—	—
		Convertible Preferred Stock (32,043 shares)(1)		11,500	7,910

				39,911	36,453
nSpired Holdings, Inc.	Food Products	Senior Debt (7.4%, Due 12/08 – 12/09)	19,584	19,359	19,359
		Subordinated Debt (18.0%, Due 8/07)	9,355	9,263	9,263
		Common Stock (169,018 shares)(1)		5,000	—
		Redeemable Preferred Stock (25,500 shares)(1)		25,500	17,784

				59,122	46,406
Optima Bus Corporation	Machinery	Senior Debt (7.3%, Due 6/06 – 1/08)	3,734	3,734	3,734
		Subordinated Debt (10.0%, Due 5/11)(6)	6,000	5,103	4,313
		Common Stock (20,464 shares)(1)		1,896	—
		Convertible Preferred Stock (2,751,743 shares)(1)		24,625	—
		Common Stock Warrants (43,150 shares)(1)		4,041	—

				39,399	8,047
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10)	4,632	4,632	4,632
		Common Stock (341,222 shares)(1)		1,089	1,854

				5,721	6,486
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (9.5%, Due 12/09 – 6/11)	40,950	40,263	40,263
		Subordinated Debt (15.5%, Due 12/12)	22,020	21,690	21,690
		Common Stock (98,799 shares)(1)		20,562	20,562

				82,515	82,515
Precitech, Inc.	Machinery	Senior Debt (9.3%, Due 12/09 – 12/10)	4,572	4,553	4,553
		Senior Subordinated Debt (16.0%, Due 12/11)	2,000	2,000	2,000
		Junior Subordinated Debt (17.0% Due 12/12)(6)	6,003	5,073	1,092
		Redeemable Preferred Stock (35,807 shares)(1)		7,186	—
		Common Stock (22,040 shares)(1)		2,204	—
		Common Stock Warrants (22,783)(1)		2,278	—

				23,294	7,645
Roadrunner Freight Systems, Inc.	Road & Rail	Subordinated Debt (15.5%, Due 7/09 – 7/10)	5,247	4,334	4,334
		Common Stock (309,361 shares)(1)		13,550	23,035
		Common Stock Warrants (65,000 shares)(1)		2,840	4,602

				20,724	31,971
Specialty Brands of America, Inc.	Food Products	Senior Debt (8.2%, Due 12/05 – 12/09)	11,448	11,340	11,340
		Subordinated Debt (15.4%, Due 9/08 – 12/11)	16,121	15,942	15,942
		Redeemable Preferred Stock (209,303 shares)		12,892	12,892
		Common Stock (33,916 shares)(1)		3,392	3,392
		Common Stock Warrants (97,464 shares)(1)		9,746	9,746

				53,312	53,312
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)(6)	6,200	4,996	4,996
		Common Stock (4,735,000 shares)(1)		19,076	97
		Common Stock Warrants (465,000 shares)(1)		2,869	—

				26,941	5,093

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2004

(in thousands, except share data)

Company(4)	Industry	Investment(5)	Principal	Cost	Fair Value
Weber Nickel Technologies, Ltd.(3)	Machinery	Subordinated Debt (16.7%, Due 9/12)	10,920	10,760	10,760
		Common Stock (44,834 shares)(1)		1,171	1,171
		Redeemable Preferred Stock (14,796 shares)		12,070	12,070

				24,001	24,001
WWC Acquisitions, Inc	Commercial Services & Supplies	Senior Debt (9.4%, Due 12/07 – 12/11)	11,500	11,268	11,268
		Subordinated Debt (14.2%, Due 12/12 – 12/13)	22,011	21,681	21,681
		Common Stock (4,826,476 shares)(1)		21,237	21,237

				54,186	54,186
Subtotal Control Investments				1,692,072	1,654,075
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap—Pay Fixed/ Receive Floating	4 Contracts Notional Amounts Totaling $217,000		—	1,011
	Interest Rate Swaption—Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $7,093		—	200
	Interest Rate Caps	5 Contracts Notional Amounts Totaling $28,703		—	467
Subtotal Interest Rate Derivative Agreements				—	1,678
Total Investment Assets				$3,236,249	$3,221,688
INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap—Pay Fixed/Receive Floating	30 Contracts Notional Amounts Totaling $802,956		$—	$(17,008)
	Interest Rate Swap—Pay Floating/Receive Floating	7 Contracts Notional Amounts Totaling $135,103		—	(388)
Total Investment Liabilities				$—	$(17,396)

(1)	Non-income producing.
(2)	Public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Operations:
Net operating income	$313,848	$220,101	$140,703
Net realized gain (loss) on investments	36,407	(37,870)	22,006
Net unrealized appreciation (depreciation) of investments	14,654	99,214	(44,725)

Net increase in net assets resulting from operations	364,909	281,445	117,984

Shareholder distributions:
Common stock dividends	(309,631)	(221,578)	(156,935)

Net decrease in net assets resulting from shareholder distributions	(309,631)	(221,578)	(156,935)

Capital share transactions:
Issuance of common stock	877,751	575,061	520,121
Issuance of common stock under stock option plans	44,652	37,753	3,461
Issuance of common stock under dividend reinvestment plan	37,546	7,114	803
Purchase of common stock held in deferred compensation trust	(7,759)	—	—
Decrease in notes receivable from sale of common stock	190	1,938	238
Stock-based compensation	13,951	10,067	2,584
Income tax deduction related to exercise of stock options	3,602	4,711	—

Net increase in net assets resulting from capital share transactions	969,933	636,644	527,207

Total increase in net assets	1,025,211	696,511	488,256
Net assets at beginning of period	1,872,426	1,175,915	687,659

Net assets at end of period	$2,897,637	$1,872,426	$1,175,915

Net asset value per common share	$24.37	$21.11	$17.83

Common shares outstanding at end of period	118,913	88,705	65,949

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Operating activities:
Net increase in net assets resulting from operations	$364,909	$281,445	$117,984
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation of investments	(14,654)	(99,214)	44,725
Net realized (gain) loss on investments	(36,407)	37,870	(22,006)
Accretion of loan discounts	(13,085)	(12,671)	(13,223)
Increase in accrued payment-in-kind dividends and interest	(79,227)	(50,421)	(26,083)
Collection of loan origination fees	30,088	18,952	6,000
Amortization of deferred finance costs and net debt discount	9,827	7,835	4,431
Stock-based compensation	13,951	10,067	2,584
Depreciation of property and equipment	2,547	1,476	1,135
Increase in interest receivable	(10,796)	(7,233)	(6,084)
Increase in other assets	(3,038)	(3,453)	(3,813)
Increase in other liabilities	37,191	12,969	11,800

Net cash provided by operating activities	301,306	197,622	117,450

Investing activities:
Purchases of investments	(3,252,600)	(1,882,187)	(1,044,020)
Principal repayments	886,118	417,884	257,102
Proceeds from sale of senior debt investments	339,940	217,375	62,184
Collection of payment-in-kind notes and dividends	28,914	10,335	6,946
Collection of accreted loan discounts	5,259	7,637	4,789
Proceeds from sale of equity investments	194,715	58,294	59,446
Purchase of government securities	(99,938)	(99,983)	—
Sale of government securities	99,938	99,983	—
Interest rate derivative periodic payments	(8,987)	(17,894)	—
Capital expenditures of property and equipment	(8,542)	(2,231)	(2,237)
Repayments of employee notes receivable issued in exchange for common stock	190	1,938	238

Net cash used in investing activities	(1,814,993)	(1,188,849)	(655,552)

Financing activities:
Proceeds from asset securitizations	762,025	410,000	556,281
Draws on (repayments of) revolving debt facilities, net	132,021	507,348	(139,793)
Repayment of notes payable	(271,143)	(392,642)	(196,317)
Proceeds from debt issuances	201,492	167,000	—
Proceeds from repurchase agreements, net	81,373	28,847	—
Increase in deferred financing costs	(14,248)	(12,734)	(9,866)
Decrease (increase) in debt service escrows	20,123	(65,960)	(47,801)
Issuance of common stock	922,403	612,814	523,582
Purchase of common stock held in deferred compensation trust	(7,759)	—	—
Distributions paid	(273,833)	(213,099)	(153,044)

Net cash provided by financing activities	1,552,454	1,041,574	533,042

Net increase (decrease) in cash and cash equivalents	38,767	50,347	(5,060)
Cash and cash equivalents at beginning of period	58,367	8,020	13,080

Cash and cash equivalents at end of period	$97,134	$58,367	$8,020

Supplemental Disclosures:
Cash paid for interest	$73,723	$23,744	$13,984
Cash paid for taxes	$10,506	$2,954	$—
Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$37,546	$7,114	$803

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except per share data)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Per Share Data:
Net asset value at beginning of the period	$21.11	$17.83	$15.82	$16.84	$15.90

Net operating income(1)(2)	3.16	2.88	2.58	2.60	2.27
Net realized gain (loss) on investments(1)(2)	0.37	(0.49)	0.40	(0.52)	0.17
Net unrealized appreciation (depreciation) on investments(1)(2)	0.15	1.30	(0.82)	(1.57)	(1.85)

Net increase in net assets resulting from operations(1)	3.68	3.69	2.16	0.51	0.59
Issuance of common stock	2.64	2.42	2.56	0.80	1.79
Effect of antidilution(3)	0.02	0.08	0.08	0.24	0.86
Distribution of net investment income	(3.08)	(2.91)	(2.79)	(2.57)	(2.30)

Net asset value at end of period	$24.37	$21.11	$17.83	$15.82	$16.84

Ratio/Supplemental Data:
Per share market value at end of period	$36.21	$33.35	$29.73	$21.59	$28.35
Total return (loss)(4)	18.98%	22.94%	53.50%	(15.21)%	22.33%
Shares outstanding at end of period	118,913	88,705	65,949	43,469	38,017
Net assets at end of period	$2,897,637	$1,872,426	$1,175,915	$687,659	$640,265
Average net assets	$2,297,145	$1,498,162	$916,094	$643,316	$531,661
Average debt outstanding	$1,891,600	$999,700	$582,200	$416,800	$175,600
Average debt outstanding per common share(1)	$19.06	$13.09	$10.66	$10.57	$5.58
Ratio of operating expenses, net of interest expense, to average net assets	5.55%	5.14%	5.14%	4.69%	4.19%
Ratio of interest expense to average net assets	4.38%	2.46%	2.02%	2.22%	1.94%

Ratio of operating expenses to average net assets	9.93%	7.60%	7.16%	6.91%	6.13%
Ratio of net operating income to average net assets	13.66%	14.69%	15.36%	15.94%	13.47%

(1)	Weighted average basic per share data.
(2)	In 2004, we adopted a new accounting method for interest rate derivative agreements. If we had adopted this accounting method in 2001 and accounted for our interest rate derivative agreements in 2003, 2002, and 2001 under the new accounting method, net operating income per share would have increased $0.32 per share, $0.28 per share and $0.06 per share, respectively, net realized (loss) gain on investments would have decreased $0.31 per share, $0.23 per share and $0.05 per share, respectively, and net unrealized appreciation (depreciation) of investments would have decreased $0.01 per share, $0.05 per share and $0.01 per share, respectively.
(3)	Represents the antidilutive impact of (i) the other components in the changes in net assets and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	Total return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 5% discount on shares purchased through the reinvested dividends effective for dividends paid on or after December 30, 2004.

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

We are the parent and sole shareholder of American Capital Financial Services, Inc. (“ACFS”) and through ACFS provide financial advisory services to businesses, principally our portfolio companies. We are also the parent and sole shareholder of European Capital Financial Services (Guernsey) Limited (“ECFS”), a company incorporated in Guernsey, that provides fund management services to a European investment fund. ECFS commenced its principal operations during 2005. We are headquartered in Bethesda, Maryland, and have offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, Dallas, London and Paris.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Our consolidated financial statements include the accounts of our operating companies, ACFS and ECFS. We also have wholly-owned affiliated statutory trusts that were established to facilitate secured borrowing arrangements whereby assets were transferred to the affiliated statutory trusts and notes were sold by the trusts. These transfers of assets to the trusts are treated as secured borrowing arrangements in accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and our consolidated financial statements include the accounts of our affiliated statutory trusts established for secured financing arrangements. All intercompany accounts have been eliminated in consolidation.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. For CMBS and CDO securities, we prepare a fair value analysis which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar securities, when available.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of December 31, 2005 and December 31, 2004, the percentage of investments that were not publicly traded or for which we have various degrees of trading restrictions and therefore the fair value was determined in good faith by our board of directors was 100%.

Investment Classification

As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that we are deemed to “Control”. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company or have greater than 50% representation on its board. We are deemed to be an affiliate of a company in which we have invested if we own between 5% and 25% of the voting securities of such company.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amount are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities. For CDO securities, we recognize interest income using the effective interest method, using the anticipated yield over the projected life of the investment.

Fee Income Recognition

Fees primarily include financial advisory, asset management, transaction structuring, financing and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to middle market companies. Asset management fees represent fees for providing investment advisory services to an investment fund (See Note 13). Financial advisory and asset management fees are recognized as earned provided collection is probable. Transaction structuring and financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Realized gain or loss is recorded at the disposition of an investment and is the difference between the net proceeds from the sale and the cost basis of the investment using the specific identification method. We include the fair value of all financial assets received in our net sale proceeds in determining the realized gain or loss at disposition, including anticipated sale proceeds held in escrow at the time of sale. Unrealized appreciation or depreciation reflects the difference between the board of directors’ valuation of the investments and the cost basis of the investments.

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

Our derivatives are considered economic hedges that do not qualify for hedge accounting under Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Securities and Exchange Commission prescribed new guidance on its interpretations of FASB Statement No. 133 for public investment companies related to the income statement classification of periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method,

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. The adoption of this new accounting method did not have any impact on our net increase in net assets resulting from operations.

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

Our consolidated operating subsidiaries, ACFS and ECFS, are subject to federal, state and local income tax in their respective jurisdictions. We use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from four to seven years, or the shorter of the estimated useful life or lease term for leasehold improvements.

Management Fees

We are self-managed and therefore do not incur management fees payable to third parties.

Deferred Financing Costs

Financing costs related to long-term debt obligations are deferred and amortized over the life of the debt using either the effective interest method or straight-line method.

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

During the year ended December 31, 2005, we granted 4,233 options to purchase common stock. We estimated the weighted average fair value on the date of grant at $4.95 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, dividend yield of 9.1%, weighted average risk-free interest rate of 4.04%, expected volatility factor of 0.34, and expected option life of 5 years.

During the year ended December 31, 2004, we granted 2,531 options to purchase common stock under our employee stock option plans approved by our shareholders in 2003 and forward (See Note 5). For the options granted under these stock option plans, we estimated the weighted average fair value on the date of grant at $12.07 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, dividend yield of 0%, weighted average risk-free interest rate of 3.7%, expected volatility factor of 0.38, and expected option life of 6 years. These plans provide that unless our compensation and compliance committee of the board of directors determines otherwise, the exercise price of the stock options will be automatically reduced by the amount of any cash dividends paid on our common stock after the option is granted but before it is exercised. In determining the fair value of the options under these plans on the date of grant, we assumed that the exercise price of the stock options would be automatically reduced by the amount of any cash dividends paid on our common stock until it is exercised. To incorporate the value of this feature within the fair value of a stock option grant in a Black-Scholes option pricing model, the dividend yield was assumed to be 0%. Beginning in the second quarter of 2005, the compensation and corporate governance committee determined that it would no longer reduce the exercise price of the stock options by the amount of any cash dividends paid on our common stock. However, the fair value of the stock option determined on the date of grant has not been adjusted for this change in assumption in accordance with FASB Statement No.123. During the year ended December 31, 2004, we also granted 188 options to purchase common stock under our employee stock option plans approved by our shareholders prior to 2003 (See Note 5). For the options granted under these stock option plans, we estimated the weighted average fair value on the date of grant at $3.70 per option using a Black-Scholes option pricing model and the following assumptions: exercise price at market on date of grant, dividend yield of 10.7%, weighted average risk-free interest rate of 3.5%, expected volatility factor of 0.38, and expected option life of 5 years.

During the year ended December 31, 2003, we granted 2,874 options to purchase common stock under our employee stock option plans approved by our shareholders in 2003. For the options granted under these stock plans, we estimated the weighted average fair value on the date of grant at $10.30 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, dividend yield of 0%, weighted average risk-free interest rate of 3.3%, expected volatility factor of 0.38, and expected option life of 6 years. During the year ended December 31, 2003, we also granted 81 options to

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

purchase common stock under our employee stock option plans approved by our shareholders prior to 2003. For the options granted under these stock option plans, we estimated the weighted average fair value on the date of grant at $1.95 per option using a Black-Scholes option pricing model and the following assumptions: exercise price at market on date of grant, dividend yield of 13.8%, weighted average risk-free interest rate of 2.9%, expected volatility factor of 0.38, and expected option life of 5 years.

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and the net increase in net assets resulting from operations:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net operating income:
As reported	$313,848	$220,101	$140,703
Stock-based compensation, net of tax	(641)	(2,814)	(5,463)

Pro forma	$313,207	$217,287	$135,240

Net operating income per common share:
Basic as reported	$3.16	$2.88	$2.58

Basic pro forma	$3.16	$2.85	$2.48

Diluted as reported	$3.10	$2.83	$2.56

Diluted pro forma	$3.09	$2.80	$2.46

Net increase in net assets resulting from operations:
As reported	$364,909	$281,445	$117,984
Stock-based compensation, net of tax	(641)	(2,814)	(5,463)

Pro forma	$364,268	$278,631	$112,521

Net increase in net assets resulting from operations per common share:
Basic as reported	$3.68	$3.69	$2.16

Basic pro forma	$3.67	$3.65	$2.06

Diluted as reported	$3.60	$3.63	$2.15

Diluted pro forma	$3.59	$3.59	$2.05

The effects of applying FASB Statement No. 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase in net assets resulting from operations for future years.

Concentration of Credit Risk

We place our cash and cash equivalents with major financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. Our interest rate derivative agreements are with three large commercial financial institutions with a Standard & Poor’s short-term debt rating of A-1 or better.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” a revision to FASB Statement No. 123. FASB Statement No. 123(R) also supersedes APB No. 25 and amends

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in FASB Statement No. 123(R) is similar to the approach described in FASB Statement No. 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FASB Statement No. 123(R) must be adopted no later than January 1, 2006.

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

We plan to adopt FASB Statement No. 123(R) using the “modified prospective” method. Effective January 1, 2003, we adopted the fair-value-based method of accounting for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148. Currently, we use a Black-Scholes option pricing model to estimate the value of stock options granted to employees. We intend to continue to use this acceptable option valuation model upon the required adoption of FASB Statement No. 123(R) on January 1, 2006. All of our stock options granted prior to January 1, 2003 that were accounted for under APB No. 25 and not expensed in our consolidated statements of operations are fully vested as of December 31, 2005 and therefore no additional stock compensation costs for those stock option grants will be recorded subsequent to the adoption of FASB Statement No. 123(R). When recognizing compensation cost under FASB Statement No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards are actually forfeited. However, under FASB Statement No. 123(R), we will be required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of FASB Statement 123(R) in the first quarter of 2006, we will record a cumulative effect of an accounting change for an adjustment to compensation cost, net of related tax effects, for the difference in compensation costs recognized in prior periods had forfeitures been estimated during those periods. We have not determined the cumulative effect of this accounting change upon adoption. FASB Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This new requirement will reduce net operating cash flows and increase net financing cash flows in periods by $3,602 and $4,711 in 2005 and 2004, respectively, upon adoption.

Note 3. Investments

Investments consist of securities issued by publicly- and privately-held companies consisting of senior debt, subordinated debt, equity warrants, preferred and common equity securities and interest rate derivative agreements. Our debt securities are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. We also make investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity, and preferred equity and are identified in the accompanying consolidated schedule of investments. We also invest in commercial mortgage backed securities (“CMBS”) and collateralized debt obligations (“CDO”). As of December 31, 2005, loans on non-accrual status were $132,330, calculated as the cost basis plus unamortized OID. As of December 31, 2005, loans, excluding loans on non-accrual status, with a principal balance of $34,498 were greater than three months

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

past due. As of December 31, 2004, loans on non-accrual status were $87,324. As of December 31, 2004, loans, excluding loans on non-accrual status, with a principal balance of $14,985 were greater than three months past due.

Summaries of the composition of our investment portfolio as of December 31, 2005 and 2004 at cost and fair value are shown in the following table:

	December 31, 2005	December 31, 2004
COST
Senior debt	29.3%	25.9%
Subordinated debt	36.9%	47.7%
Preferred equity	17.1%	12.4%
Equity warrants	4.8%	5.8%
Common equity	9.7%	7.4%
CMBS & CDO securities	2.2%	0.8%

	December 31, 2005	December 31, 2004
FAIR VALUE
Senior debt	29.5%	26.3%
Subordinated debt	35.2%	45.5%
Preferred equity	15.2%	9.4%
Equity warrants	5.8%	8.5%
Common equity	12.0%	9.5%
CMBS & CDO securities	2.3%	0.8%

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value:

	December 31, 2005	December 31, 2004
COST
Commercial Services & Supplies	12.9%	14.3%
Diversified Financial Services	8.0%	1.7%
Electrical Equipment	7.4%	7.0%
Containers & Packaging	7.2%	0.9%
Building Products	6.1%	6.9%
Leisure Equipment & Products	6.1%	5.1%
Food Products	6.0%	8.3%
Auto Components	5.0%	6.1%
Healthcare Equipment & Supplies	3.8%	6.0%
Construction & Engineering	3.7%	3.7%
Machinery	3.2%	5.5%
Electronic Equipment & Instruments	3.1%	2.9%
Textiles, Apparel & Luxury Goods	2.9%	3.5%
IT Services	2.5%	1.1%
Chemicals	2.5%	3.9%
Software	2.5%	0.0%
Healthcare Providers & Services	2.1%	2.9%
Internet & Catalog Retail	2.1%	0.0%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

	December 31, 2005	December 31, 2004
COST
Computers & Peripherals	2.1%	0.8%
Personal Products	1.8%	1.4%
Road & Rail	1.7%	3.6%
Household Durables	1.7%	4.6%
Construction Materials	1.5%	2.1%
Aerospace & Defense	1.1%	2.1%
Distributors	1.0%	1.4%
Household Products	0.7%	2.6%
Media	0.5%	0.0%
Biotechnology	0.4%	0.7%
Specialty Retail	0.0%	0.5%
Other	0.4%	0.4%

	December 31, 2005	December 31, 2004
FAIR VALUE
Commercial Services & Supplies	14.4%	16.6%
Diversified Financial Services	8.1%	1.7%
Electrical Equipment	7.3%	6.9%
Containers & Packaging	7.2%	0.8%
Leisure Equipment & Products	5.7%	4.8%
Building Products	5.7%	5.1%
Auto Components	5.5%	7.0%
Food Products	5.4%	8.0%
Healthcare Equipment & Supplies	4.0%	6.2%
Construction & Engineering	3.8%	3.6%
Electronic Equipment & Instruments	3.8%	3.4%
Textiles, Apparel & Luxury Goods	3.1%	3.5%
Chemicals	2.7%	4.3%
IT Services	2.6%	1.2%
Machinery	2.5%	3.6%
Software	2.5%	0.0%
Internet & Catalog Retail	2.1%	0.0%
Healthcare Providers & Services	1.9%	2.6%
Computers & Peripherals	1.8%	1.0%
Household Durables	1.7%	5.5%
Road & Rail	1.4%	2.9%
Construction Materials	1.4%	2.3%
Aerospace & Defense	1.1%	2.3%
Distributors	1.0%	1.3%
Personal Products	1.0%	1.0%
Household Products	0.8%	2.6%
Media	0.5%	0.1%
Biotechnology	0.4%	0.7%
Other	0.6%	1.0%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2005	December 31, 2004
COST
Mid-Atlantic	21.3%	20.3%
Southwest	22.3%	28.2%
Southeast	14.6%	14.2%
North-Central	12.9%	12.8%
South-Central	5.9%	9.6%
Northwest	0.8%	0.9%
Northeast	14.5%	9.2%
International	7.7%	4.8%

	December 31, 2005	December 31, 2004
FAIR VALUE
Mid-Atlantic	22.8%	21.8%
Southwest	21.1%	28.4%
Southeast	14.4%	14.5%
North-Central	14.4%	13.5%
South-Central	5.0%	7.8%
Northwest	0.8%	0.9%
Northeast	14.3%	8.6%
International	7.2%	4.5%

Note 4. Commitments and Obligations

Our debt obligations consisted of the following as of December 31, 2005 and 2004:

Debt	December 31, 2005	December 31, 2004
Secured revolving debt-funding facility, $1,000,000 commitment	$593,369	$623,348
Unsecured revolving debt-funding facility, $255,000 commitment	162,000	—
Secured revolving debt-funding facility, $125,000 commitment	—	—
Unsecured debt due through September 2011	167,000	167,000
Unsecured debt due August 2010	126,000	—
Unsecured debt due October 2020	75,481	—
Repurchase agreements	110,219	28,847
ACAS Business Loan Trust 2002-1 asset securitization	—	2,291
ACAS Business Loan Trust 2002-2 asset securitization	5,406	44,590
ACAS Business Loan Trust 2003-1 asset securitization	23,320	110,895
ACAS Business Loan Trust 2003-2 asset securitization	32,268	174,007
ACAS Business Loan Trust 2004-1 asset securitization	409,772	410,000
ACAS Business Loan Trust 2005-1 asset securitization	762,025	—

Total	$2,466,860	$1,560,978

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The weighted average debt balance for the years ended December 31, 2005 and 2004 was $1,891,600 and $999,700, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2005, 2004 and 2003 was 5.32%, 3.69% and 3.18%, respectively. We are currently in compliance with all of our debt covenants. As of December 31, 2005, the fair value of the above borrowings was $2,466,455. As of December 31, 2004, the fair value of the above borrowings approximated cost. The fair value of fixed rate debt instruments is based upon market interest rates. The fair value of variable rate debt instruments is assumed to equal cost.

Revolving Debt-Funding Facilities

We, through ACS Funding Trust I, an affiliated statutory trust, have a secured revolving debt-funding facility (the “AFT I Facility”). On June 13, 2003, we and ACS Funding Trust I entered into an amended and restated loan funding and service agreement with the existing lenders with an aggregate commitment of $225,000. In 2004, we entered into amendments to the existing amended and restated loan funding facility and servicing agreement increasing the aggregate commitment from $225,000 to $425,000 through August 13, 2004. On August 10, 2004, we entered into a second amended and restated loan funding facility and servicing agreement that increased the aggregate commitment to $600,000. Subsequently, we entered into amendments to the second amended and restated loan funding facility and servicing agreement adding additional lenders to the facility and increasing the maximum availability under the facility to $850,000. In January 2005, an existing lender in the facility increased its commitment by $150,000 increasing the total maximum availability to $1,000,000. In August 2005, we amended the facility to extend the termination date to August 2006 and to modify certain other terms. We subsequently amended and restated the facility in the same month to add a multicurrency provision, allowing funds to be borrowed in an alternative currency to the U.S. dollar and to modify certain other terms.

Our ability to make draws on the AFT I Facility expires in August 2006, unless extended for an additional 364-day period with the consent of the lenders. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date in August 2008. As of December 31, 2005, this facility was collateralized by loans and assets from our portfolio companies with a principal balance of $737,283. Interest on borrowings under this facility is paid monthly and is charged at either a one-month LIBOR or a commercial paper rate plus a spread of 1.10%. We are also charged an unused commitment fee of 0.15%. The AFT I Facility contains covenants that, among other things, require us to maintain a minimum net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in certain geographic regions and industries, certain loan grade classifications, certain security interests, and interest payment terms.

In March 2004, we entered into a $70,000 secured revolving credit facility with a syndication of lenders. During the revolving period, interest on the borrowings under this facility was charged at either (i) a one-month LIBOR plus 200 basis points or (ii) the greater of the prime rate plus 25 basis points or a federal funds rate plus 125 basis points. In February 2005, we revised the terms of the existing revolving credit facility pursuant to an Amended and Restated Credit Agreement. In connection with the amendment, the maximum availability of borrowing under the revolving credit facility was increased from $70,000 to $100,000 and the facility was converted into an unsecured revolving line of credit. In June 2005, the $100,000 unsecured credit facility was terminated, and we entered into a new $230,000 unsecured revolving line of credit with a syndication of lenders, including lenders from our terminated $100,000 unsecured revolving line of credit. In July 2005, we expanded the facility to $255,000 and it may be expanded through new or additional commitments up to $300,000 in

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

accordance with the terms and conditions of the agreement. In December 2005, we amended and restated the facility to allow it be expanded through new or additional commitments up to $500,000 in accordance with the terms and conditions of the agreement. The facility expires in June 2007 unless extended for an additional 364-day period with the consent of the lenders. Interest on borrowings under the new facility is charged at either (i) LIBOR plus the applicable percentage at such time or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 basis points. The agreement contains covenants that, among other things, require us to maintain certain unsecured debt ratings and a minimum net worth. We are also charged an unused commitment fee.

In June 2004, we and an affiliated trust entered into a $125,000 secured revolving credit facility (the “AFT II Facility”) with a lender. The revolving debt funding period expires in June 2006 unless the facility is extended prior to such date for an additional 364-day period at the discretion of the lender. If the AFT II Facility is not extended, any remaining outstanding principal amount will be amortized over a 24-month period beginning June 2006. Interest on borrowings under this facility is charged at either (i) a one-month LIBOR plus 210 basis points or (ii) a commercial paper rate plus 110 basis points. We are also charged an unused commitment fee of 0.25%. As of December 31, 2005, the AFT II Facility is collateralized by loans and assets from our portfolio companies with a principal balance of $50,630. The facility contains covenants that, among other things, require us to maintain a minimum net worth and certain financial ratios.

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

In September 2004, we sold an aggregate $167,000 of long-term unsecured five- and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of $82,000 of senior notes, Series A and $85,000 of senior notes, Series B. The Series A notes have a fixed interest rate of 5.92% and mature in September 2009. The Series B notes have a fixed interest rate of 6.46% and mature in September 2011.

Asset Securitizations

In October 2005, we completed an $830,000 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2005-1 (“Trust VI”), an affiliated statutory trust, and agreed to contribute to Trust VI up to $1,000,000 in loans. On the closing date, the aggregate outstanding principal balance of loans contributed by us was $872,000. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust VI issued $435,000 Class A-1 notes, $150,000 Class A-2A notes, $50,000 Class A-2B notes, $50,000 Class B notes, $145,000 Class C notes, $90,000 Class D notes and $80,000 Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

acquired by us and contributed to the Trust. Of the $150,000 Class A-2A notes, $22,025 was drawn upon at closing, $60,000 was drawn upon in December 2005 and the balance of $67,975 is an unfunded commitment as of December 31, 2005. Trust VI may make one more draw under the Class A-2A notes against the unfunded commitment through January 2006 to purchase additional loans to secure the 2005-1 Notes. Early repayments of loans held by Trust VI are first applied to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. Through January 2009, Trust VI may also reinvest any principal collections of its existing loans into purchases of additional loans to secure the 2005-1 Notes. The Class A-1 notes have an interest rate of LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of LIBOR plus 35 basis points, the Class B notes have an interest rate of LIBOR plus 40 basis points, and the Class C notes have an interest rate of LIBOR plus 85 basis points. The LIBOR on the 2005-1 Notes during the initial interest period is a four-month LIBOR, and thereafter will be three-month LIBOR. The loans are secured by loans and assets from our portfolio companies with a principal balance of $932,025 as of December 31, 2005. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repurchased prior to such date. The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes mature in July 2019.

In December 2004, we completed a $410,000 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2004-1 (“Trust V”), an affiliated statutory trust, and contributed to Trust V $500,000 in loans. Subjected to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust V was authorized to issue $302,500 Class A notes, $33,750 Class B notes, $73,750 Class C notes, $50,000 Class D notes, and $40,000 Class E notes. The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The Class A notes carry an interest rate of 2.66% through the first interest payment date in January 2005 and thereafter a rate of three-month LIBOR plus 32 basis points, the Class B notes carry an interest rate of 2.84% through the first interest payment date and thereafter a rate of three-month LIBOR plus 50 basis points, and the Class C notes carry an interest rate of 3.34% through the first interest payment date and thereafter a rate of three-month LIBOR plus 100 basis points. The loans are secured by loans and assets from our portfolio companies with a principal balance of $499,772 as of December 31, 2005. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. Through January 2007, Trust V has the option to reinvest any principal collections of its existing loans into purchases of new loans. The Class A notes, Class B notes, and Class C notes mature in October 2017.

In December 2003, we completed a $317,500 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2003-2 (“Trust IV”), an affiliated statutory trust, and contributed to Trust IV $398,000 in loans. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust IV was authorized to issue $258,000 Class A notes, $40,000 Class B notes, $20,000 Class C notes, $40,000 Class D notes, and $40,000 of Class E notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 48 basis points, the Class B notes carry an interest rate of one-month LIBOR plus 95 basis points, and the Class C notes carry an interest rate of one-month LIBOR plus 175 basis points. The loans are secured by loans and assets from our portfolio companies with a principal balance of $111,654 as of December 31, 2005. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. As of December 31, 2005, there are no Class A notes outstanding. The Class B notes mature in June 2009 and the Class C notes mature in August 2009.

In May 2003, we completed a $238,700 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2003-1 (“Trust III”), an affiliated statutory trust, and contributed to Trust

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

III $308,000 in loans. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. Simultaneously with the initial contribution of loans, Trust III was authorized to issue $185,000 Class A notes, $31,000 Class B notes, $23,000 Class C notes and $69,000 Class D notes. The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes were retained by us. The Class C notes consist of a $17,000 tranche of floating rate notes and a $6,000 tranche of fixed rate notes. The Class A notes carry an interest rate of one-month LIBOR plus 55 basis points and the Class B notes carry an interest rate of one-month LIBOR plus 120 basis points. The floating rate tranche of the Class C notes carries an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carries an interest rate of 5.14%. The loans are secured by loans and assets from our portfolio companies with a principal balance of $92,632 as of December 31, 2005. Early repayments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. As of December 31, 2005, there are no Class A notes outstanding. The Class B notes mature in September 2008 and the Class C notes mature in December 2008.

In August 2002, we completed a $157,900 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2002-2 (“Trust II”), an affiliated statutory trust, and contributed to Trust II $210,500 in loans. Subject to continuing compliance with certain conditions, we will remain servicer of the loans. Simultaneously with the initial contribution of loans, Trust II was authorized to issue $105,300 Class A notes and $52,600 Class B notes to institutional investors and $52,600 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 160 basis points. The notes are secured by loans and assets from our portfolio companies with a principal balance of $58,040 as of December 31, 2005. Early repayments are first applied to the Class A notes, and then to the Class B notes. As of December 31, 2005, there are no Class A notes outstanding. The Class B notes mature in January 2008.

In March 2002, we completed a $147,300 asset securitization. In connection with the transaction, we established ACAS Business Loan Trust 2002-1 (“Trust I”), an affiliated statutory trust, and contributed to Trust I $196,300 in loans. Subject to continuing compliance with certain conditions, we will remain servicer of the loans. Simultaneously with the initial contribution of loans, Trust I was authorized to issue $98,200 Class A notes and $49,100 Class B notes to institutional investors and $49,100 of Class C notes were retained by us. The Class A notes carry an interest rate of one-month LIBOR plus 50 basis points, and the Class B notes carry an interest rate of one-month LIBOR plus 150 basis points. The notes were secured by loans and assets from our portfolio companies. Early repayments were first applied to the Class A notes, and then to the Class B notes. As of December 31, 2005, there are no notes outstanding.

As required by the terms of the trusts, we have entered into interest rate swap agreements to match the interest rate basis of the assets in the trusts with the interest rate basis of the corresponding debt (see Note 7).

Repurchase Agreements

During 2005, 2004 and 2003, we sold at various times all or a portion of certain senior loans, the Class D notes of term securitizations, and commercial mortgage pass-through certificates under repurchase agreements. The repurchase agreements are financing arrangements, in which we sell the senior loans, Class D notes of term securitizations, or commercial mortgage pass-through certificates for a sale price generally ranging from 25% to 80% of the face amount of the assets and we have an obligation to repurchase the loans at the original sale price on a future date. We are required to make payments to the purchaser equal to one-month LIBOR plus 125 basis points of the sales price. The purchaser cannot repledge or sell the loans. We have treated the repurchase agreements as secured financing arrangements with the sale price of the loans included as a debt obligation and the loans continue to be included as an asset on the accompanying consolidated balance sheets.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The expected maturities of our debt obligations, excluding net debt premiums of $473, as of December 31, 2005 were as follows:

2006	$180,634
2007	261,992
2008	483,051
2009	240,871
2010	406,587
Thereafter	893,252

Total	$2,466,387

Commitments

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next eleven years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2005, 2004, and 2003 was approximately $3,850, $2,916 and $2,542, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2005 were as follows:

2006	$7,047
2007	8,258
2008	8,213
2009	8,105
2010	7,790
Thereafter	28,532

Total	$67,945

As of December 31, 2005, we had commitments under loan agreements to fund up to $235,644 to 45 portfolio companies. These commitments are primarily composed of working capital credit facilities and acquisition credit facilities. The commitments are subject to the borrowers meeting certain criteria. The terms of the borrowings subject to commitment are comparable to the terms of other debt securities in our portfolio.

As of December 31, 2005, we were also subject to a subscription agreement to fund up to €392,278 (or $464,614) of equity commitments to European Capital Limited (See Note 13).

Note 5. Stock Compensation

We have employee stock option plans, which provide for the granting of options to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to our employees. For the years ended December 31, 2005, 2004 and 2003, we recorded $13,951, $10,067 and $2,584, respectively, in stock-based compensation.

Employee Stock Option Plans for 2003 to 2005

For our stock option plans approved by our shareholders from 2003 and forward, the stock options granted must have a per share exercise price of no less than the fair market value on the date of the grant; however, the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

plans provide that unless the compensation and corporate governance committee of the board of directors determines otherwise, the exercise price of the stock options will be automatically reduced by the amount of any cash dividends paid on our common stock after the option is granted but before it is exercised. Beginning in the second quarter of 2005, the compensation and corporate governance committee determined that it will no longer reduce the exercise price for these stock options by the amount of any cash dividends paid on our common stock unless it receives confirmation from the staff of the Securities and Exchange Commission that we may do so. Stock options granted under these plans vest over a five-year period and may be exercised for a period of no more than ten years from the date of grant. All of the stock options granted under these plans are non-qualified options. As of December 31, 2005, there are 1,883 shares available to be granted under these stock option plans.

Employee Stock Option Plans for 2002 and Earlier

For our stock option plans approved by our shareholders in 2002 and earlier, the stock options granted must have a per share exercise price of no less than the fair market value on the date of the grant. Stock options under these plans vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of December 31, 2005, there are 133 shares available to be granted under these stock option plans.

Non-Employee Director Option Plan

We also have a non-employee director stock option plan. Options granted under the director plan are non-qualified stock options. Stock options granted under the director option plan must have a per share exercise price of no less than the fair market value on the date of the grant. Options under the director option plan vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. As of December 31, 2005, there are 40 shares available for grant under the director option plan. Our shareholders have approved the granting of an additional 150 shares of common stock for the director option plan; however, we have not yet received approval for these additional 150 shares from the Securities and Exchange Commission.

A summary of the status of all of our stock option plans as of and for the years ended December 31, 2005, 2004, and 2003 is as follows:

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	7,807	$24.42	6,885	$25.07	4,115	$26.49
Granted	4,233	$36.12	2,719	$26.33	2,955	$22.92
Exercised	(1,742)	$25.67	(1,480)	$25.49	(137)	$22.54
Canceled and expired	(238)	$26.38	(317)	$24.79	(48)	$25.45

Options outstanding, end of year	10,060	$28.71	7,807	$24.42	6,885	$25.07

Options exercisable at year end	2,421	$24.68	3,047	$26.11	4,015	$26.63

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$17.72 to $21.59	1,912	7.4	$18.40	658	$18.47
$21.60 to $26.31	2,242	7.7	$23.70	774	$24.28
$26.32 to $30.70	1,579	7.4	$28.45	886	$28.90
$30.71 to $35.02	385	9.0	$32.00	103	$31.03
$35.03 to $38.61	3,942	9.7	$36.34	—	$—

	10,060	8.4	$28.71	2,421	$24.68

In 2005, we contributed funds of $7,759 to a deferred compensation trust for the benefit of certain employees. The trust used the funds to purchase shares of our common stock on the open market that will vest to the employee pro rata over a five-year period. We record compensation cost for this deferred compensation obligation based on the fair value of our common stock as of the end of each reporting period for the portion of the award representing the percentage of requisite service that has been rendered as of the end of each reporting period until the date of settlement with the employee. The trust is consolidated in the accompanying consolidated financial statements and the shares of our common stock held by the trust are considered treasury stock for accounting purposes.

Note 6. Capital Stock

Our common share activity for the years ended December 31, 2005, 2004, and 2003 was as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
Common shares outstanding at beginning of period	88,705	65,949	43,469
Issuance of common stock	27,550	21,049	22,313
Issuance of common stock under stock option plans	1,742	1,480	137
Issuance of common stock under dividend reinvestment plan	1,126	227	30
Purchase of common stock held in deferred compensation trust	(210)	—	—

Common shares outstanding at end of period	118,913	88,705	65,949

In August 2004, we amended our dividend reinvestment plan to provide a 5% discount on shares purchased through the reinvested dividends, effective for dividends paid in December 2004 and thereafter, subject to terms of the plan.

Forward Sale Agreements

We periodically complete public offerings where shares of our common stock are sold in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements. The shares of common stock sold by third parties are borrowed from third party market sources by counterparties, or forward purchasers, of the forward sale agreements who then sell the shares to the public. Pursuant to the forward sale agreements, we are required to sell to the forward purchasers shares of our common stock generally at such times as we elect over a one-year period. The forward sale agreements provide for

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

settlement on a settlement date or dates to be specified at our discretion within a one-year period. On a settlement date, we issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price is initially the public offering price of shares of our common stock less the underwriting discount. The forward sale agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and also is subject to specified decreases on certain dates during the duration of the agreement. The forward sale prices are also subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the forward sale agreements are considered equity instruments and the shares of common stock are not considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128,” the forward sale agreements are not considered participating securities for the purpose of determining basic earnings per share under FASB Statement No. 128, “Earnings per Share.” However, the dilutive impact of the shares issuable under the forward sale agreements is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Equity Offerings

For fiscal years 2005, 2004 and 2003, we completed several public offerings of our common stock and entered into several forward sale agreements. The following table summarizes the total shares sold, including shares sold pursuant to the underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for fiscal years 2005, 2004 and 2003:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price per Share
Issuances under November 2005 Forward Sale Agreements	1,500	$54,380	$36.25
November 2005 public offering	3,050	112,670	36.94
Issuances under September 2005 Forward Sale Agreements	4,750	167,335	35.23
September 2005 public offering	2,000	71,440	35.72
Issuances under March 2005 Forward Sale Agreements	8,000	235,353	29.42
March 2005 public offering	2,000	60,228	30.11
Issuances under September 2004 Forward Sale Agreements	6,250	178,312	28.53

Total for the year ended December 31, 2005	27,550	$879,718	$31.93

Issuances under September 2004 Forward Sale Agreements	2,750	$81,244	$29.54
September 2004 public offering	4,225	127,511	30.18
July 2004 public offering	4,425	118,325	26.74
May 2004 public offering	7,475	183,063	24.49
February 2004 public offering	2,174	68,313	31.42

Total for the year ended December 31, 2004	21,049	$578,456	$27.48

November 2003 public offering	8,740	$223,945	$25.62
September 2003 public offering	2,188	51,826	23.69
March 2003 public offering	6,670	143,356	21.49
January 2003 public offering	4,715	102,033	21.64

Total for the year ended December 31, 2003	22,313	$521,160	$23.36

In September 2005, we entered into forward sale agreements (the “September 2005 Forward Sale Agreements”) to purchase 5,500 shares of common stock. The 5,500 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the September 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the September 2005 Forward Sale Agreements, we must sell to the forward purchasers 5,500 shares of our common stock generally at such times as we elect over a one-year period. The September 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the September 2005 Forward Sale Agreements through termination in September 2006. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $35.72 per share, which was the public offering price of shares of our common stock less the underwriting discount. The September 2005 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

will be subject to decrease by $0.79, $0.04, $0.79, $0.80 and $0.82 per share on December 2, 2005, December 27, 2005, March 3, 2006, June 2, 2006 and September 1, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of December 31, 2005, there are 750 shares available under the September 2005 Forward Sale Agreements at a forward sale price of $35.25 per share.

In November 2005, we entered into forward sale agreements (the November 2005 Forward Sale Agreements”) to purchase 5,000 shares of common stock. The 5,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the November 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the November 2005 Forward Sale Agreements, we must sell to the forward purchasers 5,000 shares of our common stock generally at such times as we elect over a one-year period. The November 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the November 2005 Forward Sale Agreements through termination in November 2006. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $36.941 per share, which was the public offering price of shares of our common stock less the underwriting discount. The November 2005 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.79, $0.03, $0.80, $0.81 and $0.82 per share on December 2, 2005, December 27, 2005, March 3, 2006, June 2, 2006 and September 1, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of December 31, 2005, there are 3,500 shares available under the November 2005 Forward Sale Agreements at a forward sale price of $36.26 per share.

We also entered into forward sale agreements in September 2004 and March 2005 that have been fully settled as of December 31, 2005.

Distributions in Excess of Net Realized Earnings

As of December 31, 2005 and December 31, 2004, our distributions in excess of net realized earnings on our consolidated balance sheets were comprised of the following:

	December 31, 2005	December 31, 2004
Undistributed (distributions in excess of) net realized gains (losses)	$12,163	$(24,244)
Distributions in excess of net operating income	(34,571)	(38,788)

Distributions in excess of net realized earnings	$(22,408)	$(63,032)

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

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In 2004, the Securities and Exchange Commission prescribed new guidance on its interpretations of FASB Statement No. 133 for public

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

investment companies related to the income statement classification of periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Under the new accounting method, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We adopted the new accounting method prospectively in 2004. The adoption of this new accounting method did not have any impact on our net increase in net assets resulting from operations.

We have interest rate swap agreements where we pay either a variable rate equal to the prime lending rate (7.25% and 5.25% at December 31, 2005 and 2004, respectively) and receive a floating rate based on LIBOR (4.39% and 2.40% at December 31, 2005 and 2004, respectively), or pay a fixed rate and receive a floating rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we pay a floating rate based on the one-month LIBOR and receive a fixed rate. We also have interest rate cap agreements that may entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates.

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

As of December 31, 2005 and 2004, our interest rate derivative agreements had a remaining weighted average maturity of approximately 4.9 and 4.9 years, respectively. The fair value and notional amounts of our interest rate derivative agreements are included in the accompanying consolidated schedule of investments. The fair value of these agreements is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

Note 8. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute based on our tax fiscal year to our stockholders in a timely manner at least 90% of our investment company taxable income. A RIC is not subject to federal income tax on the portion of the investment company taxable income and capital gains that are distributed to its stockholders. We have distributed and currently intend to distribute sufficient dividends to eliminate investment company taxable income for our tax fiscal years. If we fail to qualify as a RIC in any taxable year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our stockholders. We have a tax fiscal year that ends on September 30. Taxable income differs from net income as defined by generally accepted accounting principles due to temporary and permanent differences in interest and dividend income recognition, fee income recognition, stock compensation and other expense recognition, returns of capital and net unrealized appreciation or depreciation.

We are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income for each one-year period ending on October 31. For the calendar year ended December 31, 2005, we did not distribute at least 98% of our investment company taxable income and recorded an excise tax expense of $1,648, which is included in our provision for income taxes on the accompanying consolidated statements of operations.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

We declared dividends of $309,631, $221,578 and $156,935, or $3.08, $2.91 and $2.79 per share for the years ended December 31, 2005, 2004, and 2003, respectively. For income tax purposes, our distributions to shareholders were composed of ordinary income for each of the years ended December 31, 2005, 2004 and 2003, respectively.

For the tax years ended September 30, 2005, 2004 and 2003, to the extent we had capital gains, they were fully offset by either capital losses or capital loss carry forwards. As of December 31, 2005, our net capital loss carry forward was $19,879, which expires from 2013 through 2014.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $299,312 and $255,925 as of December 31, 2005 and 2004, respectively. The aggregate gross unrealized depreciation of our investments under cost for federal income tax purposes was $381,887 and $310,299 at December 31, 2005 and 2004, respectively. The net unrealized depreciation under cost was $82,575 and $54,374 at December 31, 2005 and December 31, 2004, respectively. The aggregate cost of securities for federal income tax purposes was $5,199,671 and $3,258,666 as of December 31, 2005 and 2004, respectively.

We obtained a ruling in April 1998 from the IRS which we had requested to clarify the tax consequences of the conversion from taxation under subchapter C to subchapter M of the Code. This ruling was sought by us to avoid incurring a tax liability associated with the unrealized appreciation of assets whose fair market value exceeded their basis immediately prior to conversion. Under the terms of the ruling, we elected to be subject to rules similar to the rules of Section 1374 of the Internal Revenue Code with respect to any unrealized gain inherent in its assets, upon its conversion to RIC status (built-in gain). Generally, this treatment allows deferring recognition of the built-in gain. If we were to divest ourselves of any assets in which we had built-in gains before the end of a ten-year recognition period, we would then be subject to tax on our built-in gain.

Our consolidated taxable operating subsidiaries, ACFS and ECFS, are subject to federal, state and local income tax in their respective jurisdictions. For the fiscal year ended December 31, 2003, our taxable operating subsidiaries operated at a profit for which we used a fully reserved net operating loss carry forward and the reversal of a valuation allowance on deferred tax assets and therefore recorded no income tax provision. For the fiscal year ended December 31, 2004, we used the remaining amount of the fully reserved net operating loss carry forward and recorded a reversal of the remaining valuation allowance on deferred tax assets. For the fiscal years ended December 31, 2005 and 2004, the provision for income taxes for our taxable operating subsidiaries was comprised of the following:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Current tax expense:
Federal	$9,640	$5,447
State	3,155	1,172
Foreign	451	—

Total current tax expense	13,246	6,619

Deferred tax benefit:
Federal	(1,829)	(3,510)
State	(561)	(979)

Total deferred tax benefit	(2,390)	(4,489)

Total provision for income taxes	$10,856	$2,130

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

A reconciliation between the taxes computed at the federal statutory rate and our effective tax rate for our taxable operating subsidiaries for the fiscal years ended December 31, 2005 and 2004 is as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Federal statutory tax rate	35.0%	35.0%
State taxes, net of federal tax benefit	6.3%	5.0%
Valuation allowance for deferred tax assets	0.0%	(14.2)%
Other, net	1.0%	1.3%

Effective income tax rate	42.3%	27.1%

Deferred income tax balances for our taxable operating subsidiaries reflect the impact of temporary differences between the carrying amount of assets and liabilities and their taxes bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for our taxable operating subsidiaries as of December 31, 2005 and December 31, 2004 were as follows:

	December 31, 2005	December 31, 2004
Deferred tax assets:
Stock option compensation	$6,027	$3,500
Allowance for doubtful accounts	1,883	2,098
Other	532	375

Total deferred tax assets	8,442	5,973

Deferred tax liabilities:
Property & equipment	(596)	(517)

Total deferred tax liabilities	(596)	(517)

Net deferred taxes	$7,846	$5,456

Note 9. Employee Stock Ownership Plan

We maintain an employee stock ownership plan (“ESOP”), in which all our domestic employees participate and which is fully funded on a pro rata basis by us. The plan provides for participants to receive employer contributions of at least 3% of total annual employee compensation, up to certain statutory limitations. Plan participants are fully vested in the employer contributions. For the years ended December 31, 2005, 2004, and 2003, we accrued $955, $626, and $534 in cash contributions to the ESOP, respectively. All shares held by the ESOP are considered outstanding for earnings per share computations.

We sponsor an employee stock ownership trust to act as the depository of employer contributions to the ESOP as well as to administer and manage the actual trust assets that are deposited into the ESOP.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004, and 2003:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Numerator for basic and diluted net operating income per share	$313,848	$220,101	$140,703

Numerator for basic and diluted earnings per share	$364,909	$281,445	$117,984

Denominator for basic weighted average shares	99,270	76,362	54,632
Employee stock options and awards	1,006	1,016	324
Shares issuable under forward sale agreements	1,100	259	—
Contingently issuable shares*	—	1	40

Denominator for diluted weighted average shares	101,376	77,638	54,996

Basic net operating income per common share	$3.16	$2.88	$2.58
Diluted net operating income per common share	$3.10	$2.83	$2.56
Basic earnings per common share	$3.68	$3.69	$2.16
Diluted earnings per common share	$3.60	$3.63	$2.15

*	Contingently issuable shares are unvested shares outstanding that secure employee stock option loans.

Note 11. Related Party Transactions

We have provided loans to employees for the exercise of options under the employee stock option plans. The loans require the current payment of interest at a market rate, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders’ equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. Interest is charged and paid on such loans at a market rate of interest. If the value of the common stock drops to less than the loan balance, the loan maturity will be accelerated and the collateral foreclosed upon. The employee may avoid acceleration and foreclosure by delivering additional collateral to us. We recognized interest income from these loans of $330, $384 and $443 during the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with the issuance of the stock loans to three executive officers, we entered into agreements to purchase split dollar life insurance for these executive officers in 1999. The aggregate cost of the split dollar life insurance of $2,811 is being amortized over a ten-year period as long as each executive officer either continues employment or is bound by a non-compete agreement upon termination. During the period the loans are outstanding, we have a collateral interest in the cash value and death benefit of these policies as additional security for the loans. Additionally, as long as the policy premium is not fully amortized, we have a collateral interest in such items generally equal to the unamortized cost of the policies. In the event of an individual’s termination of employment with us before the end of such ten-year period, or, his election not to be bound by non-compete agreements, such individual must reimburse us the unamortized cost of his policy. Two of the executive officers terminated their employment with us, but they are bound by non-compete agreements. The loans for these two former executive officers were repaid. For the years ended December 31, 2005, 2004 and 2003, we recorded $337, $402 and $281 of amortization expense on the insurance policies, respectively.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Note 12. Segment Data

Our reportable segments are our investing operations as a business development company and our financial advisory operations.

The following table presents segment data for the year ended December 31, 2005:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$425,795	$60	$425,855
Fee and other income	18,531	110,114	128,645

Total operating income	444,326	110,174	554,500

Interest	100,715	—	100,715
Salaries, benefits and stock-based compensation	28,457	57,223	85,680
General and administrative	14,492	27,261	41,753

Total operating expenses	143,664	84,484	228,148

Operating income before income taxes	300,662	25,690	326,352

Provision for income taxes	(1,648)	(10,856)	(12,504)

Net operating income	299,014	14,834	313,848

Net realized gain on investments	36,407	—	36,407
Net unrealized appreciation of investments	14,654	—	14,654

Net increase in net assets resulting from operations	$350,075	$14,834	$364,909

Total assets	$5,403,583	$45,526	$5,449,109

The following table presents segment data for the year ended December 31, 2004:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$271,232	$1	$271,233
Fee and other income	8,214	56,635	64,849

Total operating income	279,446	56,636	336,082

Interest	36,851	—	36,851
Salaries, benefits and stock-based compensation	15,693	34,820	50,513
General and administrative	12,540	13,947	26,487

Total operating expenses	65,084	48,767	113,851

Operating income before income taxes	214,362	7,869	222,231

Provision for income taxes	—	(2,130)	(2,130)

Net operating income	214,362	5,739	220,101

Net realized loss on investments	(37,870)	—	(37,870)
Net unrealized appreciation of investments	99,214	—	99,214

Net increase in net assets resulting from operations	$275,706	$5,739	$281,445

Total assets	$3,472,790	$18,637	$3,491,427

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The following table presents segment data for the year ended December 31, 2003:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$159,057	$1	$159,058
Fee and other income	4,651	42,571	47,222

Total operating income	163,708	42,572	206,280

Interest	18,514	—	18,514
Salaries, benefits and stock-based compensation	5,780	24,754	30,534
General and administrative	6,744	9,785	16,529

Total operating expenses	31,038	34,539	65,577

Net operating income	132,670	8,033	140,703

Net realized gain on investments	22,006	—	22,006
Net unrealized depreciation of investments	(44,725)	—	(44,725)

Net increase in net assets resulting from operations	$109,951	$8,033	$117,984

Total assets	$2,058,160	$10,168	$2,068,328

The following table presents operating revenues and assets for the years ended December 31, 2005, 2004, and 2003 by geographic location. The geographic location of a portfolio investment is determined by the location of the corporate headquarters of the portfolio company.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Operating income
United States	$514,873	$323,015	$201,011
Foreign	39,627	13,067	5,269

Total operating income	$554,500	$336,082	$206,280

Assets
United States	$5,062,826	$3,347,457	$2,020,936
Foreign	386,283	143,970	47,392

Total assets	$5,449,109	$3,491,427	$2,068,328

Note 13. Investment in European Capital Limited

On September 30, 2005, European Capital Limited (“ECAS Holding”), a company incorporated in Guernsey, closed on an offering of €750,000 of equity commitments. We provided €520,745 of the equity commitments and third party institutional investors provided €229,255 of the remaining equity commitments. ECAS Holding, through its subsidiary, European Capital S.A. SICAR (“ECAS”), invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. As of December 31, 2005, we have funded €128,467 ($153,328) of our equity commitment and have a remaining unfunded equity commitment of €392,278 ($464,614). During 2005, we also provided ECAS Holding with senior bridge loan financing of $166,763 of which $24,861 remains outstanding as of December 31, 2005. Our total investment in ECAS Holding as of December 31, 2005 of $178,189 is included as an investment in our accompanying consolidated balance sheet.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Our wholly-owned subsidiary ECFS, entered into a services agreement with ECAS Holding and an investment management agreement with ECAS. Pursuant to the investment management agreement and services agreement, we provide investment advisory and management services to ECAS and receive a management fee equal to 1.25% of the greater of ECAS’ weighted average gross assets and €750,000. In addition, ECAS and ECAS Holding will reimburse us for all costs and expenses incurred by ECFS during the term of the agreement including all cost and expenses incurred by us and ECFS for the organization and formation of ECAS, ECAS Holdings and ECFS. For the year ended December 31, 2005, we recorded $13,770 of revenue from these agreements consisting of $2,788 of management fees and $10,982 for reimbursements of costs and expenses. As of December 31, 2005, we had a receivable of $10,402 due from ECAS and ECAS Holding for management fees and reimbursements of costs and expenses, which is included in other assets in the accompanying consolidated balance sheets.

Also pursuant to the investment management agreement, we received in October 2005 warrants to purchase ordinary shares of ECAS Holding representing 20% of ECAS Holding’s ordinary shares on a fully-diluted basis. The initial exercise price of the warrants is €10 per share, which is the same per share price that the original investors purchased their ordinary shares in the initial offering. The per share exercise price on the warrants will be reduced to reflect the amount of any future dividends on the ordinary shares. In the event that ECAS Holding issues additional ordinary shares, we will receive additional warrants to purchase ordinary shares in ECAS so that at all times the warrants issued to us as manager are not less than 20% of ECAS Holding’s ordinary shares on a fully-diluted basis. In the event that ECAS Holdings undertakes an initial public offering and legal requirements effectively prevent ECAS Holding from being able to issue additional warrants to us, then ECAS Holding will pay us an incentive management fee in cash. The incentive management fee would be subject to a cumulative hurdle rate of 2% per quarter of ECAS’ pre-incentive fee net income as a return on quarterly average net asset value, determined on a cumulative basis through the end of quarter. The incentive management fee, if any, would be earned and payable as follows: (i) no incentive management fee in any calendar quarter in which ECAS’ pre-incentive fee net income does not exceed the cumulative hurdle rate or (ii) 100% of the amount of ECAS’ pre-incentive management fee net income, if any, that exceeds the cumulative hurdle rate but is less than 2.5% per quarter, plus 20% of the amount of ECAS’ pre-incentive fee net income, if any, that is equal to or exceeds 2.5%.

ECAS Holding intends to provide liquidity opportunities to its minority shareholders. In order to provide its minority shareholders with liquidity, the minority shareholders may have the right, in the event that a liquidity event has not been provided within three years of the initial close, to put, subject to applicable law, 50% of their ordinary shares to ECAS Holding at fair market value. In the event that a liquidity event has not been provided within four years of the initial close, the minority shareholders may put, subject to applicable law, 100% of their ordinary shares to ECAS Holding at fair market value. If ECAS Holdings is unable to fulfill its obligations to redeem the shares, then (i) ECAS Holdings will suspend all future dividends to us until such shares are redeemed, (ii) minority investors other than us will have the right to designate a substantial minority of the board of directors of ECAS Holding, and (iii) in the event that ECAS Holdings does not redeem such shares by the second put date then the minority investors other than us will have the right to designate a majority of the board of directors of ECAS Holding.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Note 14. Selected Quarterly Data (Unaudited)

The following tables present our quarterly financial information for the fiscal years ended December 31, 2005 and 2004:

	Three Months Ended March 31, 2005	Three Months Ended June 30, 2005	Three Months Ended September 30, 2005	Three Months Ended December 31, 2005	Year Ended December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$100,855	$131,732	$148,752	$173,161	$554,500
Net operating income (“NOI”)	$63,887	$73,474	$85,926	$90,561	$313,848
Net increase in net assets resulting from operations	$111,680	$79,349	$94,057	$79,823	$364,909
NOI per common share, basic	$0.71	$0.78	$0.84	$0.82	$3.16
NOI per common share, diluted	$0.70	$0.76	$0.82	$0.80	$3.10
Earnings per common share, basic	$1.25	$0.84	$0.92	$0.72	$3.68
Earnings per common share, diluted	$1.22	$0.82	$0.90	$0.71	$3.60
Basic shares outstanding	89,534	93,915	102,366	110,995	99,270
Diluted shares outstanding	91,401	96,731	104,499	112,603	101,376

	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Three Months Ended September 30, 2004	Three Months Ended December 31, 2004	Year Ended December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$66,530	$75,578	$82,266	$111,708	$336,082
Net operating income	$47,494	$52,999	$54,718	$64,890	$220,101
Net increase in net assets resulting from operations	$34,603	$88,899	$60,599	$97,344	$281,445
NOI per common share, basic	$0.71	$0.74	$0.68	$0.76	$2.88
NOI per common share, diluted	$0.70	$0.73	$0.67	$0.74	$2.83
Earnings per common share, basic	$0.52	$1.24	$0.75	$1.14	$3.69
Earnings per common share, diluted	$0.51	$1.22	$0.74	$1.11	$3.63
Basic shares outstanding	67,126	71,959	80,730	85,485	76,362
Diluted shares outstanding	68,269	72,583	81,700	87,799	77,638

Note 15. Subsequent Event

In January 2006, we completed a public offering of our common stock and sold 600 shares of common stock for proceeds, net of the underwriter’s discount, of $20,904. As part of the public offering in January 2006, we also entered into a forward sale agreement (the “January 2006 Forward Sale Agreement”) to purchase 4,000 shares of common stock. The 4,000 shares of common stock were borrowed from third party market sources by the counterparty, or forward purchaser, of the January 2006 Forward Sale Agreement who then sold the shares to the public. Pursuant to the January 2006 Forward Sale Agreement, we must sell to the forward purchaser 4,000 shares of our common stock generally at such times as we elect over a one-year period. The January 2006 Forward Sale Agreement provides for settlement on a settlement date or dates to be specified at our discretion

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

within the duration of the January 2006 Forward Sale Agreement through termination in January 2007. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $34.84 per share, which was the public offering price of shares of our common stock less the underwriting discount. The January 2006 Forward Sale Agreement provides that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to decrease by $0.80, $0.82, $0.85 and $0.86 per share on March 3, 2006, June 2, 2006, September 1, 2006 and December 1, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchaser of borrowing our common stock exceeds a specified amount.

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

American Capital, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in “Item 8. — Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2005, we established an internal audit department that reports directly to our audit and compliance committee of our board of directors to further enhance our internal controls over financial reporting. There have been no other significant changes in our internal controls over financial reporting or in other factors that could materially affect our internal controls over financial reporting during the fourth quarter of 2005.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “REPORT OF THE AUDIT AND COMPLIANCE COMMITTEE”, “SECTION (16) (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT”.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the information provided in the 2006 Proxy Statement under the heading “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to the information provided in the 2006 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the information provided in the 2006 Proxy Statement under the heading “CERTAIN TRANSACTIONS.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to the information provided in the 2006 Proxy Statement under the heading “REPORT OF AUDIT AND COMPLIANCE COMMITTEE” and “PROPOSAL 4: RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

•	Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

•	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Schedule of Investments as of December 31, 2005 and December 31, 2004

•	Consolidated Statements of Changes in Net Assets for the Fiscal Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Financial Highlights for the Fiscal Years Ended December 31, 2005, 2004, 2003, 2002 and 2001

(2)	The following financial statement schedules are filed herewith:

•	Schedule 12-14 Investments in and Advances to Affiliates

(3)	The following exhibits are filed herewith or incorporated herein by reference

Exhibit	Description

*3.1.	American Capital Strategies, Ltd. Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on August 12, 1997 (File No. 333-29943), as amended by a certain Certificate of Amendment, incorporated herein by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 1999, filed March 29, 2000, as further amended by a Certificate of Amendment No. 2 in the form filed as Appendix I to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000 and as further amended by a Certificate of Amendment No. 3 dated as of May 4, 2004, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment to the Registration Statement on Form N-2 (File No. 333-113859), filed on May 6, 2004.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.3.	Indenture between Wells Fargo Bank, National Association, as Indenture Trustee and ACAS Business Loan Trust 2002-1, as the Issuer dated as of March 15, 2002, incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2002 (File No. 814-00149), filed May 15, 2002.

*4.4.	Indenture, between ACAS Business Loan Trust 2003-1 and Wells Fargo Bank, National Association, dated as of May 21, 2003, incorporated by reference to Exhibit 2.k.29 of the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-89340), filed on June 13, 2003.

*4.5.	Indenture, between Wells Fargo Bank, National Association, as Indenture Trustee and ACAS Business Loan Trust 2003-2, as the Issuer, dated as of December 19, 2003, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2003 (File No. 814-00149), filed March 9, 2004.

*4.6.	Indenture, between Wells Fargo Bank, National Association, as Indenture Trustee and ACAS Business Loan Trust 2004-1, as the Issuer, dated as of December 2, 2004, incorporated herein by reference to Exhibit 4.1 of Form 8-K dated December 8, 2004.

*4.7.	Indenture, by and between ACAS Business Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee, dated as of October 4, 2005, incorporated herein by reference to Exhibit 4.8 of Form 10-Q for the quarter ended June 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.1.	Underwriting Agreement, dated March 23, 2005, by and among American Capital and the parties listed therein incorporated by reference herein to Exhibit 99.3 of Form 8-K dated April 1, 2005.

Exhibit	Description

*10.2.	Forward Agreement, dated March 23, 2005, by and between American Capital and Citigroup Global Markets Inc. incorporated by reference herein to Exhibit 99.4 of Form 8-K dated April 1, 2005.

*10.3.	Forward Agreement, dated March 23, 2005, by and between American Capital and Wachovia Capital Markets, LLC, as agent of Wachovia Bank, National Association incorporated by reference herein to Exhibit 99.5 of Form 8-K dated April 1, 2005.

*10.4.	Forward Agreement, dated March 23, 2005, by and between American Capital and J.P. Morgan Securities Inc. as agent for JPMorgan Chase Bank, N.A. incorporated by reference herein to Exhibit 99.6 of Form 8-K dated April 1, 2005.

*10.5.	Underwriting Agreement, dated September 14, 2005, by and among American Capital Strategies, Ltd., J.P. Morgan Securities, Inc. and UBS Securities LLC as representatives of the several underwriters listed on Exhibit A attached thereto, incorporated herein by reference to Exhibit 1.0 of Form 8-K dated September 20, 2005.

*10.6.	Forward Sale Agreement, dated September 14, 2005, by and among American Capital Strategies, Ltd. and JPMorgan Chase Bank and J.P. Morgan Securities Inc., solely as agent for JPMorgan Chase Bank, incorporated herein by reference to Exhibit 1.1 of Form 8-K dated September 20, 2005.

*10.7.	Forward Sale Agreement, dated September 14, 2005, by and among American Capital Strategies, Ltd. and JPMorgan Chase Bank and UBS AG, London Branch, incorporated herein by reference to Exhibit 1.2 of Form 8-K dated September 20, 2005.

*10.8.	Underwriting Agreement, dated November 17, 2005, by and among American Capital Strategies, Ltd., Wachovia Capital Markets, LLC and Citigroup Global Markets Inc. as representatives of the several underwriters listed on Exhibit A attached thereto incorporated herein by reference to Exhibit 1.0 of Form 8-K dated November 23, 2005.

*10.9.	Forward Sale Agreement, dated November 17, 2005, by and among American Capital Strategies, Ltd. and Wachovia Bank, National Association and its affiliate, Wachovia Capital Markets, LLC, solely as agent for Wachovia Bank, National Association incorporated herein by reference to Exhibit 1.1 of Form 8-K dated November 23, 2005.

*10.10.	Forward Sale Agreement, dated November 17, 2005, by and between American Capital Strategies, Ltd. and Citigroup Global Markets Inc. incorporated herein by reference to Exhibit 1.2 of Form 8-K dated November 23, 2005.

*10.11.	Credit Agreement by and among American Capital Strategies, Ltd., Wachovia Bank, National Association, Wachovia Capital Markets, LLC, BB&T Capital Markets, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of Montreal, Bank of America, N.A., Hibernia National Bank, Fifth Third Bank, and Branch Banking and Trust Company, dated June 17, 2005, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated June 23, 2005, as amended by the First Amendment to Credit Agreement by and among American Capital Strategies, Ltd., Wachovia Bank, National Association, Wachovia Capital Markets, LLC, BB&T Capital Markets, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of Montreal, Bank of America, N.A., Hibernia National Bank, Fifth Third Bank, Bayerische Hypo-Und Vereinsbank AG, and Branch Banking and Trust Company, dated December 16, 2005, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated December 22, 2005.

*10.12.	Revolving Note in the principal amount of $40,000,000 made by American Capital Strategies, Ltd. in favor of Wachovia Bank, National Association, dated June 17, 2005, incorporated herein by reference to Exhibit 10.3 of Form 8-K dated June 23, 2005.

Exhibit	Description

*10.13.	Revolving Note in the principal amount of $40,000,000 made by American Capital Strategies, Ltd. in favor of Branch Banking and Trust Company, dated June 17, 2005, incorporated herein by reference to Exhibit 10.4 of Form 8-K dated June 23, 2005.

*10.14.	Revolving Note in the principal amount of $35,000,000 made by American Capital Strategies, Ltd. in favor of Citicorp North America, Inc., dated June 17, 2005, incorporated herein by reference to Exhibit 10.5 of Form 8-K dated June 23, 2005.

*10.15.	Revolving Note in the principal amount of $35,000,000 made by American Capital Strategies, Ltd. in favor of JPMorgan Chase Bank, N.A., dated June 17, 2005, incorporated herein by reference to Exhibit 10.6 of Form 8-K dated June 23, 2005.

*10.16.	Revolving Note in the principal amount of $25,000,000 made by American Capital Strategies, Ltd. in favor of Bank of America, N.A., dated June 17, 2005, incorporated herein by reference to Exhibit 10.7 of Form 8-K dated June 23, 2005.

*10.17.	Revolving Note in the principal amount of $25,000,000 made by American Capital Strategies, Ltd. in favor of Bank of Montreal, dated June 17, 2005, incorporated herein by reference to Exhibit 10.8 of Form 8-K dated June 23, 2005.

*10.18.	Revolving Note in the principal amount of $15,000,000 made by American Capital Strategies, Ltd. in favor of Hibernia National Bank, dated June 17, 2005, incorporated herein by reference to Exhibit 10.9 of Form 8-K dated June 23, 2005.

*10.19.	Revolving Note in the principal amount of $15,000,000 made by American Capital Strategies, Ltd. in favor of Fifth Third Bank, dated June 17, 2005, incorporated herein by reference to Exhibit 10.10 of Form 8-K dated June 23, 2005.

*10.20.	Joinder Supplement, dated as of July 6, 2005, among Bayerische Hypo-Und Vereinsbank AG, American Capital Strategies, Ltd., and Wachovia Bank, National Association, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2005 (File No. 814-00149), filed November 9, 2005.

10.21.	Amended, Restated and Substituted Swingline Note in the amount of $31,000,000 made by American Capital Strategies, Ltd. in favor of Wachovia Bank, National Association, dated as of January 6, 2006, filed herewith.

*10.22.	Revolving Note in the amount of $25,000,000 made by American Capital Strategies, Ltd. in favor of Bayerische Hypo-Und Vereinsbank AG, dated as of July 6, 2005, incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.23.	Note Purchase Agreement, dated as of August 1, 2005, by and among American Capital Strategies, Ltd., Aviva Life Insurance Company, Principal Life Insurance Company, Scottish RE (US) / Nationwide Life Insurance Co. 1 YR Trust, Scottish RE (US) / Nationwide Life Insurance Co. 5 YR Trust, Scottish RE (US) / Lincoln National, Ltd., Teachers Insurance and Annuity Association of America, Allstate Life Insurance Company, Pacific Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, American Equity Investment Life Insurance Company, Ohio National Life Assurance Corporation, The Ohio National Life Insurance Company, Beneficial Life Insurance Company, and Security Financial Life Insurance Co., incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2005 (File No. 814-00149), filed August 9, 2005.

*10.24.	Third Amended and Restated Purchase and Sale Agreement, dated as of September 22, 2005, by and between American Capital Strategies, Ltd. and ACS Funding Trust I, filed September 28, 2005, incorporated herein by reference to Exhibit 10.2 of Form 8-K dated September 28, 2005.

Exhibit	Description

*10.25.	Third Amended and Restated Loan Funding and Servicing Agreement, dated as of September 22, 2005, among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Citigroup Global Markets Realty Corp., Wachovia Capital Markets, LLC, YC SUSI Trust, Bank of America, National Association, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, filed September 28, 2005, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated September 28, 2005.

*10.26.	Structured Note in the principal amount of $26,250,000 made by ACS Funding Trust I in favor of Bank of America, National Association, dated September 23, 2005, incorporated herein by reference to Exhibit 10.3 of Form 8-K dated September 28, 2005.

*10.27.	Amended, Restated and Substituted Structured Note in the principal amount of $250,000,000 made by ACS Funding Trust I in favor of Citigroup Global Markets Realty Corp., dated September 23, 2005, incorporated herein by reference to Exhibit 10.4 of Form 8-K dated September 28, 2005.

*10.28.	Amended, Restated and Substituted Structured Note in the principal amount of $250,000,000 made by ACS Funding Trust I in favor of JPMorgan Chase Bank, N.A., dated September 23, 2005, incorporated herein by reference to Exhibit 10.5 of Form 8-K dated September 28, 2005.

*10.29.	Amended, Restated and Substituted Structured Note in the principal amount of $350,000,000 made by ACS Funding Trust I in favor of Variable Funding Capital Corporation, dated September 23, 2005, incorporated herein by reference to Exhibit 10.6 of Form 8-K dated September 28, 2005.

*10.30.	Structured Note in the principal amount of $61,250,000 made by ACS Funding Trust I in favor of Wachovia Bank, National Association, dated September 23, 2005, incorporated herein by reference to Exhibit 10.7 of Form 8-K dated September 28, 2005.

*10.31.	Amended, Restated and Substituted Structured Note in the principal amount of $150,000,000 made by ACS Funding Trust I in favor of YC SUSI Trust, dated September 23, 2005, incorporated herein by reference to Exhibit 10.8 of Form 8-K dated September 28, 2005.

*10.32.	Swingline Note in the principal amount of $50,000,000 made by ACS Funding Trust I in favor of Wachovia Bank, National Association, dated September 23, 2005, incorporated herein by reference to Exhibit 10.9 of Form 8-K dated September 28, 2005.

*10.33.	Amendment No. 1 to Transfer and Servicing Agreement, by and among ACAS Business Loan Trust 2004-1, ACAS Business Loan LLC, 2004-1, American Capital Strategies, Ltd., and Wells Fargo Bank, National Association, dated as of September 22, 2005, incorporated by reference herein to Exhibit 10.18 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.34.	Note Purchase Agreement by and among American Capital Strategies, Ltd., Bear, Stearns & Co. Inc. and Merrill Lynch International, dated September 26, 2005, incorporated herein by reference to Exhibit 10.10 of Form 8-K dated September 28, 2005.

*10.35.	Floating Rate Senior Note, Series 2005-B, due October 30, 2020 in the principal amount of $25,000,000 made by American Capital Strategies, Ltd. in favor of Bear Stearns Securities Corp., dated September 26, 2005, incorporated herein by reference to Exhibit 10.11 of Form 8-K dated September 28, 2005.

*10.36.	Floating Rate Senior Note, Series 2005-B, due October 30, 2020 in the principal amount of $28,125,000 made by American Capital Strategies, Ltd. in favor of Merrill Lynch, Pierce, Fenner & Smith, dated September 26, 2005, incorporated herein by reference to Exhibit 10.12 of Form 8-K dated September 28, 2005.

Exhibit	Description

*10.37.	Floating Rate Senior Note, Series 2005-B, due October 30, 2020 in the principal amount of $21,875,000 made by American Capital Strategies, Ltd. in favor of Merrill Lynch, Pierce, Fenner & Smith, dated September 26, 2005, incorporated herein by reference to Exhibit 10.13 of Form 8-K dated September 28, 2005.

*10.38.	Amended And Restated Trust Agreement, by and among ACAS Business Loan LLC, 2005-1, Wachovia Bank of Delaware, National Association, and American Capital Strategies, Ltd., dated as of October 4, 2005, incorporated herein by reference to Exhibit 10.23 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.39.	Form of Certificate of Trust of ACAS Business Loan Trust 2005-1, incorporated herein by reference to Exhibit 10.24 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.40.	Limited Liability Company Operating Agreement of ACAS Business Loan LLC, 2005-1 by American Capital Strategies, Ltd., William Holloran and Evelyne S. Steward, dated September 21, 2005, incorporated herein by reference to Exhibit 10.25 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.41.	Form of Certificate of Formation of ACAS Business Loan LLC, 2005-1, incorporated herein by reference to Exhibit 10.26 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.42.	ACAS Transfer Agreement, between American Capital Strategies, Ltd. and ACAS Business Loan LLC, 2005-1, dated as of October 4, 2005, incorporated herein by reference to Exhibit 10.27 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.43.	Transfer And Servicing Agreement, by and among ACAS Business Loan Trust 2005-1, ACAS Business Loan LLC, 2005-1, American Capital Strategies, Ltd. and Wells Fargo Bank, National Association, dated as of October 4, 2005, incorporated herein by reference to Exhibit 10.28 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.44.	Purchase Agreement, by and among American Capital Strategies, Ltd., Wachovia Capital Markets, LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., Harris Nesbitt Corp., and HVB Capital Markets, Inc., dated September 29, 2005, incorporated herein by reference to Exhibit 10.29 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.45.	Class A-2A Note Purchase Agreement by and among ACAS Business Loan Trust 2005-1, Wells Fargo Bank, National Association, Centauri Corporation and Wachovia Bank, National Association, dated October 4, 2005, incorporated herein by reference to Exhibit 10.30 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.46.	Class A-2A Note Purchase Agreement by and among ACAS Business Loan Trust 2005-1, Wells Fargo Bank, National Association, Five Finance Corporation and Wachovia Bank, National Association, dated October 4, 2005, incorporated herein by reference to Exhibit 10.31 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.47.	Class A-2A Note Purchase Agreement by and among ACAS Business Loan Trust 2005-1, Wells Fargo Bank, National Association, Dorado Corporation and Wachovia Bank, National Association, dated October 4, 2005, incorporated herein by reference to Exhibit 10.32 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

Exhibit	Description

*10.48.	Note Purchase Agreement, dated as of August 1, 2005, by and among American Capital Strategies, Ltd., Aviva Life Insurance Company, Principal Life Insurance Company, Scottish RE (US) / Nationwide Life Insurance Co. 1 YR Trust, Scottish RE (US) / Nationwide Life Insurance Co. 5 YR Trust, Scottish RE (US) / Lincoln National, Ltd., Teachers Insurance and Annuity Association of America, Allstate Life Insurance Company, Pacific Life Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, American Equity Investment Life Insurance Company, Ohio National Life Assurance Corporation, The Ohio National Life Insurance Company, Beneficial Life Insurance Company, and Security Financial Life Insurance Co. incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2005 (File No. 814-00149), filed August 9, 2005.

*10.49.	Third Amendment to Loan Funding and Servicing Agreement, dated April 20, 2005, by and among ACS Funding Trust II, American Capital Strategies, Ltd., Fairway Finance Company, LLC, Harris Nesbitt Corp. and Wells Fargo Bank, National Association incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2005 (File No. 814-00149), filed May 10, 2005.

*†10.50.	Employment Agreement between the Company and Samuel A. Flax, dated as of January 1, 2005, incorporated herein by reference to Exhibit 10.65 of Form 10-K for the year ended December 31, 2004 (File No. 814-00149), filed March 15, 2005.

*14.0.	American Capital Strategies, Ltd. Code of Ethics and Conduct, incorporated herein by reference to Exhibit 2.r of the Registration Statement on Form N-2 (File No. 333-113859), filed March 23, 2004 and American Capital Strategies, Ltd. Personal Investments Code, incorporated herein by reference to Exhibit 2.r of Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-125278), filed July 29, 2005.

21.	Subsidiaries of the Company and jurisdiction of incorporation:

1) American Capital Financial Services, Inc., a Delaware corporation

2) ACS Equities, L.P., a Delaware limited partnership

3) ACS Funding Trust I, a Delaware statutory trust

4) ACS Funding Trust II, a Delaware statutory trust

5) ACAS Business Loan LLC, 2002-2, a Delaware limited liability company

6) ACAS Business Loan LLC, 2003-1, a Delaware limited liability company

7) ACAS Business Loan Trust, 2003-1, a Delaware statutory trust

8) ACAS Business Loan LLC, 2003-2, a Delaware limited liability company

9) ACAS Business Loan Trust 2003-2, a Delaware statutory trust

10) ACAS Business Loan LLC, 2004-1, a Delaware limited liability company

11) ACAS Business Loan Trust 2004-1, a Delaware statutory trust

12) ACAS Business Loan LLC, 2005-1, a Delaware limited liability company

13) ACAS Business Loan Trust 2005-1, a Delaware statutory trust

14) European Capital Financial Services (Guernsey) Limited, a Guernsey holding company

15) European Capital Financial Services Limited, a private limited company incorporated in the United Kingdom

Exhibit	Description

16) American Capital-Asia, Ltd., a Delaware corporation

23.	Consent of Ernst & Young LLP, filed herewith

24.	Powers of Attorneys of directors and officers, filed herewith

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Fully or partly previously filed
†	Management contract or compensatory plan
(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ JOHN R. ERICKSON
John R. Erickson
Executive Vice President and Chief Financial Officer

Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Malon Wilkus	Chairman, President and Chief Executive Officer	March 13, 2006

/s/ JOHN R. ERICKSON John R. Erickson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

* Mary C. Baskin	Director	March 13, 2006

* Neil M. Hahl	Director	March 13, 2006

* Philip R. Harper	Director	March 13, 2006

* Stan Lundine	Director	March 13, 2006

* Kenneth D. Peterson, Jr.	Director	March 13, 2006

* Alvin N. Puryear	Director	March 13, 2006

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2005

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2005	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2005(3)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2005	Value of Each Item as of December 31, 2005
Controlled Companies

Commercial Services & Supplies	Senior debt	$74,787			$73,353
	Subordinated debt	115,931			112,406
	Redeemable preferred equity	80,770			83,240
	Convertible preferred equity (1)	73.2%			15,452
	Equity warrants (1)	52.4%			52,435
	Common equity (1)	67.6%			56,365

			(14,636)	23,199	393,251

Containers & Packaging	Senior debt	7,400			7,298
	Subordinated debt	113,865			112,170
	Redeemable preferred equity	109,480			109,480
	Convertible preferred equity	83.3%			16,242
	Equity warrants (1)	73.2%			54,197
	Common equity (1)	24.5%			18,114

			1,937	4,227	317,501

Food Products	Senior debt	68,215			67,567
	Subordinated debt	71,895			64,225
	Redeemable preferred equity	44,239			14,739
	Convertible preferred equity	59.3%			63,240
	Equity warrants (1)	30.3%			11,590
	Common equity (1)	83.9%			19,958

			(506)	20,942	241,319

Internet & Catalog Retail	Senior debt	10,000			9,859
	Subordinated debt	24,663			24,310
	Redeemable preferred equity	45,071			45,071
	Equity warrants (1)	61.7%			19,910
	Common equity (1)	21.4%			6,629

			4,583	7,314	105,779

Machinery	Senior debt	15,441			11,021
	Subordinated debt	50,664			38,811
	Redeemable preferred equity	39,223			29,251
	Convertible preferred equity (1)	60.0%			—
	Equity warrants (1)	43.2%			5,552
	Common equity (1)	34.1%			13,388

			(32,776)	7,381	98,023

Computers & Peripherals	Senior debt	50,250			49,591
	Subordinated debt	29,761			29,346
	Common equity (1)	64.0%			15,186

			(3,130)	9,297	94,123
Leisure Equipment & Products	Senior debt	35,400			35,085
	Subordinated debt	22,266			21,881
	Redeemable preferred equity	5,981			5,981
	Equity warrants (1)	62.3%			3,341
	Common equity (1)	30.3%			966

			(4,104)	6,945	67,254

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2005

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2005	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2005(3)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2005	Value of Each Item as of December 31, 2005
Aerospace & Defense	Senior debt	54,992			54,179
	Subordinated debt	587			587
	Common equity (1)	92.8%			921

			(14,603)	5,526	55,687

Building Products	Senior debt	7,886			7,440
	Subordinated debt	46,199			28,733
	Redeemable preferred equity (1)	23,485			7,000
	Convertible preferred equity (1)	31.5%			14,981
	Equity warrants (1)	95.7%			—
	Common equity (1)	17.4%			15,369

			(10,359)	4,943	73,523

Electronic Equipment & Instruments	Senior debt	11,325			11,144
	Subordinated debt	49,785			49,238
	Common equity (1)	85.0%			66,453

			(2,080)	7,599	126,835

Chemicals	Senior debt	35,909			35,909
	Subordinated debt	69,443			24,178
	Redeemable preferred equity	27,254			17,087
	Equity warrants (1)	36.3%			—
	Common equity (1)	50.7%			60,966

			(8,019)	8,299	138,140

Construction & Engineering	Subordinated debt	32,994			28,009
	Convertible preferred equity (1)	78.2%			17,085
	Common equity (1)	0.0%			—

			4,428	4,743	45,094

Construction Materials	Senior debt	24,425			24,148
	Subordinated debt	29,400			29,245
	Redeemable preferred equity	14,631			14,631
	Convertible preferred equity (1)	37.9%			1,772
	Common equity (1)	42.3%			985

			(1,473)	7,885	70,781

Personal Products	Senior debt	47,307			46,964
	Subordinated debt (2)	34,542			4,555
	Common equity (1)	91.0%			—

			(7,140)	3,156	51,519

Auto Components	Subordinated debt	20,500			18,681
	Redeemable preferred equity	5,102			5,102
	Equity warrants (1)	31.6%			25,746

			(2,913)	3,525	49,529

Diversified Financial Services	Senior debt	24,861			24,861
	Common equity	72.3%			178,527

			(8,631)	4,096	203,388

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2005

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2005	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2005(3)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2005	Value of Each Item as of December 31, 2005
Health Care Equipment & Supplies	Senior debt	16,950			16,637
	Subordinated debt	27,850			27,443
	Common equity (1)	95.9%			61,435

			(1,574)	3,920	105,515

Electrical Equipment	Senior debt	40,750			40,207
	Subordinated debt	31,757			30,937
	Redeemable preferred equity (1)	4,197			27
	Equity warrants (1)	1.9%			175
	Common equity (1)	89.5%			20,562

			(4,142)	9,667	91,908

IT Services	Senior debt	8,875			8,750
	Subordinated debt	8,728			8,611
	Redeemable preferred equity	8,133			8,133
	Equity warrants (1)	77.3%			10,874
	Common equity (1)	6.6%			933

			1,491	3,834	37,301

Textiles, Apparel & Luxury Goods	Senior debt	18,657			18,319
	Subordinated debt	21,611			18,841
	Redeemable preferred equity	11,226			11,226
	Common equity (1)	82.0%			22,233

			(5,917)	7,664	70,619

Other (less than 1%)	Senior debt	15,873			15,128
	Subordinated debt	77,464			53,719
	Redeemable preferred equity	12,032			8,102
	Convertible preferred equity (1)	59.0%			—
	Equity warrants (1)	74.8%			1,767
	Common equity (1)	99.9%			477

			(9,128)	9,538	79,193

Dividends and interest for controlled companies prior to being classified as controlled				(3,091)

Dividends and interest for controlled companies not held at end of period				22,596

Total Controlled Companies			(118,692)	183,205	2,516,282

Affiliate Companies
Road & Rail	Subordinated debt	31,247			30,114
	Redeemable preferred equity (1)	1,705			1,705
	Common equity (1)	11.0%			12,394

				3,823	44,213

IT Services	Subordinated debt	30,467			30,046
	Convertible preferred equity (1)	19.1%			16,859

				1,934	46,905

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2005

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Weighted Average Diluted Ownership Percentage or Principal Amount of Indebtedness at December 31, 2005	Amount of Equity in Net Profit/(Loss) for the Fiscal Year Ended December 31, 2005(3)	Amount of Dividends or Interest for the Fiscal Year Ended December 31, 2005	Value of Each Item as of December 31, 2005
Household Durables	Senior debt	20,629			20,307
	Subordinated debt	15,245			15,026
	Redeemable preferred equity (1)	16,200			9,082
	Convertible preferred equity (1)	66.6%			—
	Common equity (1)	8.9%			9,787

				6,378	54,202

Software	Subordinated debt	24,724			24,378
	Convertible preferred equity	6.6%			5,059

				3,068	29,437

Commercial Services & Supplies	Senior debt	18,000			17,734
	Subordinated debt	27,983			27,601
	Equity warrants (1)	1.9%			2,198
	Common equity (1)	5.4%			6,116

				7,463	53,649

Health Care Equipment & Supplies	Senior debt	17,554			17,277
	Subordinated debt	31,827			31,066
	Redeemable preferred equity	11,509			11,509
	Common equity (1)	15.4%			8,235

				5,838	68,087

Auto Components	Senior debt	10,900			10,715
	Subordinated debt	53,643			52,899
	Redeemable preferred equity	7,387			6,169
	Common equity (1)	8.7%			2,620
	Equity warrants (1)	14.0%			1,767

				7,945	74,170

Other (less than 1%)	Senior debt	20,650			20,441
	Subordinated debt	16,940			16,692
	Redeemable preferred equity	16,947			12,926
	Convertible preferred equity	21.5%			1,398
	Equity warrants (1)	68.1%			8,023
	Common equity (1)	5.3%			18,883

				16,949	78,363

Dividends and interest for affiliate companies prior to being classified as affiliate				(4,424)

Dividends and interest for affiliate companies not held at end of period				9,005

Total Affiliate Companies				57,979	449,026

Total				$241,184	$2,965,308

(1)	Non-income producing
(2)	Debt security is on non-accrual status and therefore considered non-income producing.
(3)	Pursuant to Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio company investments. Accordingly, the amount of equity in net profit/(loss) for the fiscal year ended December 31, 2005 is properly not recorded in the Company’s financial statements.

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2005

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2004	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2005
Controlled Companies

Commercial Services & Supplies	Senior debt	$29,658	$96,618	$52,923	$73,353
	Subordinated debt	95,717	51,989	35,300	112,406
	Redeemable preferred equity	29,958	75,752	22,470	83,240
	Convertible preferred equity	—	20,534	5,082	15,452
	Equity warrants	77,129	5,858	30,552	52,435
	Common equity	54,401	28,208	26,244	56,365

		286,863	278,959	172,571	393,251

Containers & Packaging	Senior debt	—	24,374	17,076	7,298
	Subordinated debt	—	112,170	—	112,170
	Redeemable preferred equity	—	109,480	—	109,480
	Convertible preferred equity	—	16,546	304	16,242
	Equity warrants	—	54,197	—	54,197
	Common equity	—	18,114	—	18,114

		—	334,881	17,380	317,501

Food Products	Senior debt	56,553	23,251	12,237	67,567
	Subordinated debt	63,652	6,267	5,694	64,225
	Redeemable preferred equity	30,676	5,847	21,784	14,739
	Convertible preferred equity	20,920	44,084	1,764	63,240
	Equity warrants	11,166	589	165	11,590
	Common equity	21,892	—	1,934	19,958

		204,859	80,038	43,578	241,319

Internet & Catalog Retail	Senior debt	—	86,526	76,667	9,859
	Subordinated debt	—	24,310	—	24,310
	Redeemable preferred equity	—	45,071	—	45,071
	Equity warrants	—	19,910	—	19,910
	Common equity	—	6,629	—	6,629

		—	182,446	76,667	105,779

Machinery	Senior debt	17,099	5,713	11,791	11,021
	Subordinated debt	38,491	10,156	9,836	38,811
	Redeemable preferred equity	28,110	13,211	12,070	29,251
	Convertible preferred equity	1,767	5,568	7,335	—
	Equity warrants	711	4,841	—	5,552
	Common equity	3,025	11,534	1,171	13,388

		89,203	51,023	42,203	98,023

Computers & Peripherals	Senior debt	—	65,406	15,815	49,591
	Subordinated debt	—	43,000	13,654	29,346
	Equity warrants	—	1,337	1,337	—
	Common equity	—	29,230	14,044	15,186

		—	138,973	44,850	94,123

Leisure Equipment & Products	Senior debt	52,267	21,661	38,843	35,085
	Subordinated debt	26,818	2,221	7,158	21,881
	Redeemable preferred equity	5,231	751	1	5,981
	Convertible preferred equity	—	—	—	—
	Equity warrants	4,116	—	775	3,341
	Common equity	2,546	—	1,580	966

		90,978	24,633	48,357	67,254

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Fiscal Year Ended December 31, 2005

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2004	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2005
Aerospace & Defense	Senior debt	58,524	23,683	28,028	54,179
	Subordinated debt	541	46	—	587
	Equity warrants	—	—	—	—
	Common equity	2,234	—	1,313	921

		61,299	23,729	29,341	55,687

Building Products	Senior debt	6,494	4,313	3,367	7,440
	Subordinated debt	40,832	720	12,819	28,733
	Redeemable preferred equity	10,338	1,500	4,838	7,000
	Convertible preferred equity	8,305	7,366	690	14,981
	Equity warrants	446	—	446	—
	Common equity	8,305	7,064	—	15,369

		74,720	20,963	22,160	73,523

Electronic Equipment & Instruments	Senior debt	8,901	12,422	10,179	11,144
	Subordinated debt	29,311	19,927	—	49,238
	Common equity	42,046	24,407	—	66,453

		80,258	56,756	10,179	126,835

Chemicals	Senior debt	33,633	2,276	—	35,909
	Subordinated debt	29,324	1,093	6,239	24,178
	Redeemable preferred equity	19,136	8,000	10,049	17,087
	Equity warrants	1,706	—	1,706	—
	Common equity	53,847	7,467	348	60,966

		137,646	18,836	18,342	138,140

Construction & Engineering	Subordinated debt	28,543	963	1,497	28,009
	Convertible preferred equity	7,910	9,175	—	17,085
	Common equity	—	—	—	—

		36,453	10,138	1,497	45,094

Construction Materials	Senior debt	15,925	11,398	3,175	24,148
	Subordinated debt	28,035	1,210	—	29,245
	Redeemable preferred equity	13,931	700	—	14,631
	Convertible preferred equity	7,956	—	6,184	1,772
	Common equity	6,784	—	5,799	985

		72,631	13,308	15,158	70,781

Personal Products	Senior debt	—	72,137	25,173	46,964
	Subordinated debt	—	15,558	11,003	4,555
	Common equity	—	1	1	—

		—	87,696	36,177	51,519

Auto Components	Subordinated debt	18,336	345	—	18,681
	Redeemable preferred equity	4,500	602	—	5,102
	Equity warrants	23,401	2,345	—	25,746
	Common equity	2,239	—	2,239	—

		48,476	3,292	2,239	49,529

Diversified Financial Services	Senior debt	—	166,796	141,935	24,861
	Common equity	27,017	160,301	8,791	178,527

		27,017	327,097	150,726	203,388

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2005

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2004	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2005
Health Care Equipment & Supplies	Senior debt	—	45,937	29,300	16,637
	Subordinated debt	—	27,443	—	27,443
	Common equity	—	61,435	—	61,435

		—	134,815	29,300	105,515

Electrical Equipment	Senior debt	70,793	20,299	50,885	40,207
	Subordinated debt	38,821	14,348	22,232	30,937
	Redeemable preferred equity	12,510	9,906	22,389	27
	Equity warrants	12,775	3,249	15,849	175
	Common equity	22,331	1,889	3,658	20,562

		157,230	49,691	115,013	91,908

IT Services	Senior debt	10,175	353	1,778	8,750
	Subordinated debt	8,382	229	—	8,611
	Redeemable preferred equity	6,676	1,457	—	8,133
	Equity warrants	10,874	—	—	10,874
	Common equity	933	—	—	933

		37,040	2,039	1,778	37,301

Textiles, Apparel & Luxury Goods	Senior debt	15,632	11,628	8,941	18,319
	Subordinated debt	24,327	2,525	8,011	18,841
	Redeemable preferred equity	9,886	1,340	—	11,226
	Equity warrants	1,527	—	1,527	—
	Common equity	14,658	7,575	—	22,233

		66,030	23,068	18,479	70,619

Other (less than 1%)	Senior debt	13,948	20,119	18,939	15,128
	Subordinated debt	88,105	42,091	76,477	53,719
	Redeemable preferred equity	7,950	8,853	8,701	8,102
	Convertible preferred equity	—	—	—	—
	Equity warrants	49,761	23,278	71,272	1,767
	Common equity	23,608	20,461	43,592	477

		183,372	114,802	218,981	79,193

Total Controlled Companies		1,654,075	1,977,183	1,114,976	2,516,282

Affiliate Companies

Road & Rail	Senior debt	18,183	491	18,674	—
	Subordinated debt	12,435	17,679	—	30,114
	Redeemable preferred equity	1,300	405	—	1,705
	Common equity	1,306	11,088	—	12,394

		33,224	29,663	18,674	44,213

AMERICAN CAPITAL STRATEGIES, LTD.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Supplementary Schedule of Additions and Subtractions

Fiscal Year Ended December 31, 2005

(in thousands, except percentages)

Name of Issuer and Title of Issue or Nature of Indebtedness		Value of Each Item as of December 31, 2004	Gross Additions	Gross Reductions	Value of Each Item as of December 31, 2005
IT Services	Subordinated debt	—	30,046	—	30,046
	Convertible preferred equity	—	16,859	—	16,859

		—	46,905	—	46,905

Household Durables	Senior debt	—	41,580	21,273	20,307
	Subordinated debt	—	15,026	—	15,026
	Redeemable preferred equity	—	16,200	7,118	9,082
	Convertible preferred equity	—	1,799	1,799	—
	Common equity	—	9,787	—	9,787
	Equity warrants	—	—	—	—

		—	84,392	30,190	54,202

Software	Senior debt	—	17,199	17,199	—
	Subordinated debt	—	24,378	—	24,378
	Convertible Preferred Equity	—	5,059	—	5,059

		—	46,636	17,199	29,437

Commercial Services & Supplies	Senior debt	47,242	89	29,597	17,734
	Subordinated debt	26,595	1,006	—	27,601
	Equity warrants	1,584	614	—	2,198
	Common equity	4,407	1,709	—	6,116

		79,828	3,418	29,597	53,649

Health Care Equipment & Supplies	Senior debt	8,805	11,669	3,197	17,277
	Subordinated debt	86,507	14,078	69,519	31,066
	Redeemable preferred equity	10,414	1,095	—	11,509
	Convertible preferred equity	13,559	619	14,178	—
	Equity warrants	1,708	—	1,708	—
	Common equity	5,074	5,982	2,821	8,235

		126,067	33,443	91,423	68,087

Auto Components	Senior debt	—	12,315	1,600	10,715
	Subordinated debt	27,604	25,578	283	52,899
	Redeemable preferred equity	4,510	2,877	1,218	6,169
	Common equity	500	2,620	500	2,620
	Equity warrants	—	1,767	—	1,767

		32,614	45,157	3,601	74,170

Other (less than 1%)	Senior debt	52,736	26,121	58,416	20,441
	Subordinated debt	54,640	20,906	58,854	16,692
	Redeemable preferred equity	7,689	10,205	4,968	12,926
	Convertible preferred equity	—	1,398	—	1,398
	Equity warrants	6,151	8,210	6,338	8,023
	Common equity	15,580	6,868	3,565	18,883

		136,796	73,708	132,141	78,363

Total Affiliate Companies		408,529	363,322	322,825	449,026

Total		$2,062,604	$2,340,505	$1,437,801	$2,965,308