Form 10-Q
period 2006-03-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2006-05-10
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2006 was 133,479,123.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS AND FINANCIAL INFORMATION

(in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Investments at fair value (cost of $5,501,929 and $5,134,398, respectively)
Non-Control/Non-Affiliate investments (cost of $2,479,607 and $2,156,065, respectively)	$2,502,646	$2,135,795
Affiliate investments (cost of $392,786 and $420,370, respectively)	421,029	449,026
Control investments (cost of $2,629,536 and $2,557,963, respectively)	2,547,933	2,516,282
Interest rate derivatives	41,622	18,132

Total investments at fair value	5,513,230	5,119,235
Cash and cash equivalents	67,830	97,134
Restricted cash	84,030	121,772
Interest receivable	34,585	32,668
Other	100,467	78,300

Total assets	$5,800,142	$5,449,109

Liabilities and Shareholders’ Equity
Debt (maturing within one year of $200,636, and $180,634, respectively)	$2,519,082	$2,466,860
Interest rate derivative agreements	4,670	2,140
Accrued dividends payable	96,601	3,574
Other	58,839	78,898

Total liabilities	2,679,192	2,551,472

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 123,575 and 119,123 issued and 123,364 and 118,913 outstanding, respectively	1,234	1,189
Capital in excess of par value	3,100,242	2,942,814
Notes receivable from sale of common stock	(6,655)	(6,655)
Undistributed (distributions in excess of) net realized earnings	19,498	(22,408)
Net unrealized appreciation (depreciation) of investments	6,631	(17,303)

Total shareholders’ equity	3,120,950	2,897,637

Total liabilities and shareholders’ equity	$5,800,142	$5,449,109

Net asset value per share	$25.30	$24.37

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$67,560	$36,353
Affiliate investments	11,579	12,516
Control investments	51,986	37,549

Total interest and dividend income	131,125	86,418

Fee and Other Income
Non-Control/Non-Affiliate investments	17,894	2,604
Affiliate investments	328	1,833
Control investments	23,831	10,000

Total fee and other income	42,053	14,437

Total operating income	173,178	100,855

OPERATING EXPENSES:
Interest	35,982	17,346
Salaries, benefits and stock-based compensation	23,215	12,312
General and administrative	15,417	6,285

Total operating expenses	74,614	35,943

OPERATING INCOME BEFORE INCOME TAXES	98,564	64,912
Provision for income taxes	(5,668)	(1,025)

NET OPERATING INCOME	92,896	63,887

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	4,684	1,888
Affiliate investments	4,550	752
Control investments	33,440	5,481
Interest rate derivatives	1,524	(3,295)

Total net realized gain on investments	44,198	4,826

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	2,974	24,717
Interest rate derivative periodic payment accrual	(1,311)	(280)
Interest rate derivatives	22,271	18,530

Total net unrealized appreciation of investments	23,934	42,967

Total net gain on investments	68,132	47,793

INCREASE IN NET ASSETS RESULTING FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	161,028	111,680
Cumulative effect of accounting change, net of tax	1,026	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$162,054	$111,680

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.77	$0.71
Diluted	$0.77	$0.70
NET EARNINGS PER COMMON SHARE:
Basic	$1.35	$1.25
Diluted	$1.34	$1.22
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	119,866	89,534
Diluted	121,086	91,401
DIVIDENDS DECLARED PER COMMON SHARE	$0.80	$0.73

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06)	$10,000	$9,898	$9,913
		Common Stock Warrants (2,004 shares)(1)		534	3,522

				10,432	13,435
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		246	—
AmSan, LLC	Distributors	Senior Debt (12.1%, Due 8/10)	25,000	24,667	24,667

Astrodyne Corporation	Electrical Equipment	Senior Debt (12.5%, Due 4/10 – 4/11)	6,800	6,671	6,671
		Subordinated Debt (12.0%, Due 4/12)	11,000	10,850	10,850
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (552,705 shares)		10,888	10,888

				28,409	28,409

BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (13.1%, Due 9/10)	15,000	14,854	14,854
		Subordinated Debt (16.0%, Due 9/11 – 9/12)	52,410	51,849	51,849

				66,703	66,703

BBB Industries, LLC	Auto Components	Senior Debt (14.1%, Due 5/11)	20,000	19,745	19,745
		Subordinated Debt (17.5%, Due 11/11)	5,375	5,307	5,307

				25,052	25,052

BC Natural Foods, LLC	Food Products	Subordinated Debt (17.0%, Due 9/10)	15,553	15,087	15,087
		Common Membership Warrants (15.2% membership interest)(1)		3,331	8,658

				18,418	23,745

Beacon Hospice, Inc.	Health Care Providers & Services	Subordinated Debt (14.5%, Due 2/12)	10,299	10,162	10,162

BLI Partners, LLC	Personal Products	Common Membership (20% membership interest)(1)		17,344	—

Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.5%, Due 9/12 – 8/13)	13,516	13,375	13,375

Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)	117,728	116,044	116,044

Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (10.7%, Due 7/12)	3,000	3,000	3,000

Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.7%, Due 3/10)	24,947	22,149	22,199
		Common Stock Warrants (197,322 shares)(1)		5,418	2,924
		Common Stock (11,850 shares)(1)		—	—
		Preferred Stock Warrants (1,564 shares)(1)		—	—
		Redeemable Preferred Stock (11,850 shares)(1)		441	241

				28,008	25,364
Colts 2005-1	Diversified Financial Services	Common Stock (360 shares)		9,697	11,439

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Colts 2005-2	Diversified Financial Services	Common Stock (34,170,000 shares)		35,182	35,182

Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt (11.8%, Due 5/11)	14,000	13,817	13,817
		Subordinated Debt (14.7%, Due 5/12)	37,786	28,997	34,005
		Redeemable Preferred Stock (20,119 shares)(1)		18,589	—
		Convertible Preferred Stock (950,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				61,403	47,822

Corporate Benefit Services of America, Inc.	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10)	15,854	15,264	15,264
		Common Stock Warrants (6,828 shares)(1)		695	695

				15,959	15,959

Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11)	14,000	11,439	11,439
		Common Stock Warrants (5,799,187 shares)(1)		3,865	3,768
		Redeemable Preferred Stock (2,000 shares)		1,686	1,686

				16,990	16,893

DelStar, Inc.	Building Products	Senior Debt (10.1%, Due 3/12)	5,000	5,000	5,000
		Subordinated Debt (14.0%, Due 12/12)	17,718	17,460	17,460
		Convertible Preferred Stock (50,722 shares)		5,140	5,140
		Redeemable Preferred Stock (45,650 shares)		17,780	17,780
		Common Stock Warrants (152,701 shares)(1)		29,019	29,019

				74,399	74,399

Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)	27,373	26,986	26,986

Dynisco Parent, Inc.	Electronic Equipment & Instruments	Common Stock (10,000 shares)(1)		633	996
		Common Stock Warrants (2,115 shares)(1)		133	333

				766	1,329

EAG Acquisition, LLC	Commercial Services & Supplies	Senior Debt (8.6%, Due 9/10)	11,630	11,451	11,451
		Subordinated Debt (16.0%, Due 9/11)	13,275	13,089	13,089
		Common Stock Warrants (7,000,000 shares)(1)		—	1,987
		Redeemable Preferred Stock (7,000,000 shares)		7,328	7,328

				31,868	33,855

Easton Bell Sports LLC	Leisure Equipment & Products	Common Units (3,409,356 units)(1)		3,819	7,223

Edline, LLC	Software	Senior Debt (11.6%, Due 7/10)	2,635	2,600	2,600
		Subordinated Debt (12.0%, Due 7/11)	5,000	3,262	3,262
		Membership Warrants (2,121,212 units)(1)		1,784	2,313

				7,646	8,175

Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (9.7%, Due 3/08 – 3/10)	8,156	8,129	8,156
		Subordinated Debt (11.0%, Due 3/11)(6)	8,005	7,534	6,518
		Common Stock Warrants (31,897 shares)(1)		1,110	—
		Convertible Preferred Stock (260,048 shares)(1)		5,732	—

				22,505	14,674

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
FAMS Acquisition, Inc.	Diversified Financial Services	Senior Debt (11.2%, Due 8/10 – 8/11)	31,268	30,786	30,786
		Subordinated Debt (14.8%, Due 8/12 – 8/13)	24,383	24,038	24,038
		Convertible Preferred Stock (1,477,557 shares)(1)		35,880	31,293

				90,704	86,117

Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)	14,916	14,750	14,750
		Common Stock Warrants (122,397 shares)(1)		122	1,235

				14,872	15,985

GE Commercial Mortgage Corporation	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates, Series 2006 - C1(5.3%, Due 3/16)	8,868	7,162	7,162

Gibson Guitar Corp.	Leisure Equipment & Products	Senior Debt (11.4%, Due 8/10)	32,500	31,786	31,786

Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12)	31,287	30,950	30,950
		Redeemable Preferred Stock (5,000 shares)		6,540	6,540

				37,490	37,490

HP Evenflo Acquisition Co.	Household Durables	Senior Debt (13.2%, Due 8/10)	20,503	20,297	20,297
		Common Stock (250,000 shares)(1)		2,500	4,125

				22,797	24,422

Infiltrator Systems, Inc.	Building Products	Subordinated Debt (14.0%, Due 9/13)	29,234	28,813	28,813

Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt (11.1%, Due 3/11 – 3/13)	27,095	26,240	26,240
		Subordinated Debt (15.0%, Due 3/14)	17,000	16,745	16,745
		Convertible Preferred Stock (24,500 shares)(1)		24,500	24,500

				67,485	67,485

Inovis International, Inc.	Software	Senior Debt (11.2%, Due 5/10)	90,000	88,725	88,725

IPC Acquisition Corp.	Communications Equipment	Senior Debt (12.1%, Due 8/12)	8,000	8,000	8,000

J.P. Morgan Chase Commercial Mortgage Securities Corp.	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates, Series 2005 - LDP5 (5.0%, Due 12/15)	136,158	78,766	78,766

Johnny Appleseed's Inc.	Internet & Catalog Retail	Subordinated Debt (14.5%, Due 2/12)	15,027	14,804	14,804

Milton’s Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)	8,670	8,555	8,555

Mirion Technologies	Electrical Equipment	Senior Debt (9.2%, Due 5/06 – 11/11)	102,121	101,037	100,923
		Subordinated Debt (14.8%, Due 9/09 – 5/12)	45,684	45,173	45,173
		Convertible Preferred Stock (747,431 shares)		59,206	59,206
		Common Stock (42,032 shares)(1)		4,755	7,575
		Common Stock Warrants (279,262 shares)(1)		31,752	68,350

				241,923	281,227

Montana Silversmiths, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (11.7%, Due 10/11)	16,769	16,488	16,488
		Subordinated Debt (14.0%, Due 10/12)	16,376	16,156	16,156
		Common Stock (797,448 shares)(1)		1,000	1,000

				33,644	33,644

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10)	9,657	8,722	8,722
		Common Stock Warrants (247,368 shares)(1)		1,232	902

				9,954	9,624

Nursery Supplies, Inc.	Containers & Packaging	Subordinated Debt (14.0%, Due 5/13)	20,348	20,067	20,067

Pelican Products, Inc.	Containers & Packaging	Senior Debt (11.5%, Due 10/11)	15,000	14,808	14,808
PHC Acquisition, Inc.	Diversified Consumer Services	Subordinated Debt (14.7%, Due 3/12 – 3/13)	23,204	22,856	22,856
		Convertible Preferred Stock (11,246 shares)		490	490
		Common Stock(907,692 shares)(1)		39,521	39,521

				62,867	62,867

Phillips & Temro Industries, Inc.	Auto Components	Senior Debt (11.1%, Due 12/10 – 12/11)	26,100	26,030	26,030
		Subordinated Debt (15.0%, Due 12/12)	16,900	16,852	16,852

				42,882	42,882

Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2,577	7,300

Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)	26,890	26,599	26,599

Rocky Shoes & Boots, Inc. (2)	Textiles, Apparel & Luxury Goods	Senior Debt (12.7%, Due 1/11)	30,000	29,653	29,653

RTL Acquisition Corp.	Health Care Providers & Services	Senior Debt (8.1%, Due 2/11 – 2/12)	31,500	30,963	30,963
		Subordinated Debt (14.0%, Due 2/13)	16,029	15,791	15,791
		Redeemable Preferred Stock (101,967 shares)		11,883	11,883
		Convertible Preferred Stock (221,447 shares)		10,116	10,116
		Common Stock (11,655 shares)(1)		530	530
		Common Stock Warrants (101,967 shares)(1)		4,637	4,637

				73,920	73,920

Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.9%, Due 6/06 – 6/10)	6,134	6,087	6,087
		Subordinated Debt (14.5%, Due 6/11 – 6/12)	12,627	12,378	12,378
		Convertible Preferred Stock (3,000 shares)(1)		305	305
		Redeemable Preferred Stock (11,000 shares)(1)		6,825	6,825
		Convertible Preferred Stock Warrants (50,175 shares)(1)		5,028	1,279

				30,623	26,874

Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)		6,582	5,136

Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)	10,500	9,961	9,961
		Common Stock Warrants (5,187 shares)(1)		489	489

				10,450	10,450

Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (11.9%, Due 8/09 – 8/11)	30,663	30,367	30,367
		Common Stock (50,000 shares)(1)		500	500

				30,867	30,867

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Selig Sealing Products, Inc.	Containers & Packaging	Senior Debt (11.1%, Due 4/12)	14,500	14,303	14,303

SmithBucklin Corporation	Commercial Services & Supplies	Senior Debt (11.6%, Due 6/11)	10,000	9,866	9,866
		Subordinated Debt (14.5%, Due 6/12)	7,138	7,038	7,038

				16,904	16,904

Soff-Cut Holdings, Inc.	Machinery	Senior Debt (11.3%, Due 8/09-8/12)	22,552	22,307	22,307

Specialty Brands of America, Inc.	Food Products	Senior Debt (10.4%, Due 12/06 – 5/11)	23,843	23,572	23,572
		Subordinated Debt (13.4%, Due 9/08 – 5/14)	39,696	39,470	39,470
		Redeemable Preferred Stock (209,303 shares)		15,229	15,229
		Convertible Preferred Stock (185,950 shares)		18,370	18,370
		Common Stock (33,916 shares)(1)		3,392	3,392
		Common Stock Warrants (97,464 shares)(1)		9,746	9,746

				109,779	109,779

SSH Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (11.6%, Due 9/12)	12,500	12,294	12,294
		Subordinated Debt (14.0%, Due 9/13)	18,729	18,461	18,461
		Convertible Preferred Stock (511,000 shares)		52,498	78,435

				83,253	109,190

Stein World, LLC	Household Durables	Senior Debt (12.3%, Due 10/11)	8,650	8,527	8,527
		Subordinated Debt (16.0%, Due 10/12 – 10/13)	23,539	23,205	23,205

				31,732	31,732

Supreme Corp Holdings, LLC	Household Products	Senior Debt (8.2%, Due 6/09)	4,301	4,201	4,201
		Subordinated Debt (12.0%, Due 6/12)	5,000	4,627	4,627
		Common Membership Warrants (3,359 shares)(1)		381	10

				9,209	8,838

Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants (792,149 shares)(1)		1,703	2,099

The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (11.9%, Due 5/10)	17,194	16,996	16,996
		Subordinated Debt (14.5%, Due 5/12)	13,113	12,985	12,985

				29,981	29,981

The Tensar Corporation	Construction & Engineering	Senior Debt (12.1%, Due 4/13)	84,000	82,779	82,779
		Subordinated Debt (17.5%, Due 10/13)	21,478	21,186	21,186

				103,965	103,965

Three Sixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (12.6%, Due 9/08)	7,000	7,000	7,000
		Common Equity(1)		4,093	—

				11,093	7,000

T-NETIX, Inc.	Diversified Telecommunication Services	Common Stock (17,544 shares)(1)		1,000	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (12.5%, Due 3/11)	13,000	12,899	12,899
		Subordinated Debt (15.0%, Due 4/12)	16,560	16,396	16,396

				29,295	29,295

Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt (12.1%, Due 11/11)	12,000	11,808	11,808
		Subordinated Debt (13.8%, Due 5/12)	14,500	14,298	14,298
		Common Stock (2,000,000 shares)(1)		2,000	3,195

				28,106	29,301

UAV Corporation	Leisure Equipment & Products	Junior Subordinated Debt (11.6%, Due 5/10)	9,000	8,887	8,887
		Senior Subordinated Debt (16.3%, Due 5/10)(6)	15,731	14,689	2,645

				23,576	11,532
Unique Fabricating Incorporated	Auto Components	Senior Debt (11.8%, Due 2/10 – 2/12)	6,464	6,348	6,348
		Subordinated Debt (15.0%, Due 2/13)	6,897	6,803	6,803
		Redeemable Preferred Stock (2,500 shares)		2,528	2,528
		Common Stock Warrants (6,350 shares)(1)		330	330

				16,009	16,009

Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10)	10,646	10,291	10,291
		Common Stock Warrants (4,284 shares)(1)		462	1,595

				10,753	11,886

Wachovia Bank Commercial Mortgage Trust	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates, Series 2006 - C23(5.1%, Due 2/16 – 11/28)	130,017	64,220	64,220

WIL Research Holding Company, Inc.	Biotechnology	Convertible Preferred Stock (1,210,086 shares)		1,291	1,712

Zenta Global, Ltd.(3)	IT Services	Senior Debt (16.9%, Due 5/11)	64,170	63,254	63,254
		Common Units (265,565 units)(1)		27	27
		Preferred Units (1,380 units)(1)		1,392	1,392

				64,673	64,673
Subtotal Non-Control / Non-Affiliate Investments				2,479,607	2,502,646

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (13.3%, Due 12/10)	18,000	17,745	17,745
		Subordinated Debt (15.5%, Due 12/12)	28,228	27,854	27,854
		Common Stock (281,534 shares)(1)		—	12,557
		Common Stock Warrants (101,179 shares)(1)		—	4,513

				45,599	62,669

Compusearch Holdings Company, Inc.	Software	Subordinated Debt (12.0%, Due 6/12)	12,500	12,325	12,325
		Convertible Preferred Stock (40,039 shares)		1,589	1,589

				13,914	13,914

Continental Structural Plastics, Inc.	Auto Components	Subordinated Debt (14.0%, Due 2/13)	11,245	11,090	11,090
		Common Stock (3,000 shares)(1)		300	300
		Redeemable Preferred Stock (2,700 shares)		2,944	2,944

				14,334	14,334

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
FMI Holdco I, LLC	Road & Rail	Subordinated Debt (13.0%, Due 4/10)	13,545	12,625	12,625
		Common Units (626,085 units)(1)		2,682	2,394
		Preferred Units (410,778 units)(1)		1,705	1,705

				17,012	16,724

Kirby Lester Holdings, LLC	Health Care Equipment & Supplies	Senior Debt (11.2%, Due 9/10 – 9/12)	12,250	12,061	12,061
		Subordinated Debt (16.0%, Due 9/13)	11,814	11,645	11,645
		Preferred Units (375 units)(1)		375	375

				24,081	24,081

Marcal Paper Mills, Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	4,594
		Common Stock (209,254 shares)(1)		—	4,591

				—	9,185

Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1,500	3,942

Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12)	8,876	8,763	8,763
		Preferred Units (900 units)(1)		900	900
		Common Units (100,000 units)(1)		100	650
		Common Membership Warrants (41,360 units)(1)		41	269

				9,804	10,582

Northwest Coatings, LLC	Containers & Packaging	Common Units (309,904 units)(1)		269	—
		Redeemable Preferred Units (2,777,419 units)(1)		2,624	2,575

				2,893	2,575

NPC Holdings, Inc.	Building Products	Senior Debt (11.6%, Due 6/12)	4,500	4,428	4,428
		Subordinated Debt (15.0%, Due 6/13)	8,159	8,043	8,043
		Common Stock (80 shares)(1)		8	8
		Redeemable Preferred Stock (13,275 shares)		9,718	9,718
		Convertible Preferred Stock (13,690 shares)		1,411	1,411
		Convertible Preferred Stock Warrants (43,782 shares)(1)		4,378	4,378

				27,986	27,986

PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)		1,052	5,192

Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt (17.0%, Due 12/12)	29,026	28,637	28,637
		Common Units (500,000 units)(1)		500	—
		Preferred Units (4,500,000 units)(1)		4,500	986

				33,637	29,623

Radar Detection Holdings Corp	Household Durables	Senior Debt (12.1%, Due 11/12)	13,000	12,985	12,985
		Common Stock (69,795 shares)(1)		1,029	9,786

				14,014	22,771

Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12)	17,788	17,620	17,620
		Common Stock (10,000 shares)(1)		10,000	10,000

				27,620	27,620

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (15.8%, Due 12/10)	5,692	5,615	5,615
		Subordinated Debt (14.5%, Due 12/11)	9,176	8,725	8,725
		Partnership Units (144,552 units)(1)		1,253	1,253
		Preferred Partnership Units (57,143 units)(1)		754	754

				16,347	16,347

TechBooks, Inc.	IT Services	Subordinated Debt (16.3%, Due 8/09)	30,772	30,370	30,370
		Convertible Preferred Stock (4,373,178 shares)(1)		15,000	22,567

				45,370	52,937

The Hygenic Corporation	Health Care Equipment & Supplies	Subordinated Debt (15.5%, Due 1/12)	11,067	10,955	10,955
		Common Stock (200,000 shares)(1)		1,000	7,852
		Redeemable Preferred Stock (9,000 shares)		10,560	10,560

				22,515	29,367

Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.5%, Due 6/06 – 6/07)	15,422	15,393	15,306
		Common Stock (131,399 shares)(1)		13	—
		Redeemable Preferred Stock (131,399 shares)(1)		3,972	—

				19,378	15,306

Unwired Holdings, Inc.	Household Durables	Senior Debt (12.62%, Due 6/11)	7,600	7,308	7,308
		Senior Subordinated Debt (14.5%, Due 6/12)	10,216	10,074	10,074
		Junior Subordinated Debt (16.0%, Due 6/13)(6)	5,130	4,726	1,817
		Common Stock (100 shares)(1)		1	—
		Preferred Stock (16,200 shares)(1)		16,200	—
		Convertible Preferred Stock (179,901 shares)(1)		1,799	—

				40,108	19,199

WFS Holding, Inc.	Software	Subordinated Debt (14.0%, Due 2/12)	12,285	12,122	12,122
		Convertible Preferred Stock (35,000,000 shares)(1)		3,500	4,553

				15,622	16,675
Subtotal Affiliate Investments				392,786	421,029

CONTROL INVESTMENTS

ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		24,414	25,028

Aeriform Corporation	Chemicals	Senior Debt (9.6%, Due 6/08 – 7/08)	22,936	22,936	22,936
		Senior Subordinated Debt (14.0%, Due 4/06)	511	511	511
		Junior Subordinated Debt (0.0%, Due 5/09)(1)	46,173	34,998	5,158
		Common Stock Warrants (1,991,246 shares)(1)		—	—
		Redeemable Preferred Stock (10 shares)(1)		119	—

				58,564	28,605

American Driveline Systems, Inc.	Commercial Services & Supplies	Senior Debt (8.4%, Due 3/11 – 3/12)	39,200	38,576	38,576
		Subordinated Debt (13.9%, Due 9/11 – 3/13)	31,912	30,831	30,831
		Common Stock(220,735 shares)(1)		18,620	17,330
		Common Stock Warrants (345,568 shares)(1)		29,377	27,158
		Redeemable Preferred Stock (736,820 shares)		49,636	49,636

				167,040	163,531

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
ASAlliances Biofuels, LLC	Oil, Gas & Consumable Fuels	Common Units (26,667 shares)(1)		—	2,864
		Preferred Units (328,330 shares)(1)		35,085	65,121

				35,085	67,985

ASC Industries, Inc.	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11)	20,500	18,775	18,775
		Common Stock Warrants (74,888 shares)(1)		6,531	25,746
		Redeemable Preferred Stock (72,000 shares)		5,259	5,259

				30,565	49,780

Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (11.6%, Due 12/07)	5,251	5,251	5,251
		Subordinated Debt (13.9%, Due 9/06 – 3/09)	18,836	16,006	16,089
		Subordinated Debt(14.00%, Due 3/09)(6)	8,427	3,233	552
		Common Stock Warrants (4,268,905 shares)(1)		2,599	1,767
		Convertible Preferred Stock (13,301,300 shares)(1)		2,732	—

				29,821	23,659

Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14)	3,610	2,964	2,964
		Common Stock (100 shares)(1)		483	476

				3,447	3,440

BPWest, Inc.	Energy Equipment & Services	Senior Debt (12.2%, Due 7/11)	7,000	6,904	6,904
		Subordinated Debt (15.0%, Due 7/12)	6,135	6,050	6,050
		Redeemable Preferred Stock (7,800 shares)		8,258	8,258
		Common Stock (780,000 shares)(1)		1	4,277

				21,213	25,489

Bridgeport International, LLC(3)	Machinery	Common membership units (100 units)(1)		2,730	—

Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1,492	400

Consolidated Utility Services, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 5/10)	6,757	6,674	6,674
		Common Stock (58,906 shares)(1)		1	2,819
		Redeemable Preferred Stock (3,625,000 shares)		4,003	4,003

				10,678	13,496

DanChem Technologies, Inc.	Chemicals	Senior Debt (10.6%, Due 12/10)	13,259	13,259	13,259
		Common Stock (427,719 shares)(1)		2,500	—
		Redeemable Preferred Stock (12,953 shares)(1)		10,893	845
		Common Stock Warrants (401,622 shares)(1)		2,221	—

				28,873	14,104

ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Senior Debt (13.0%, Due 4/10 – 4/12)	16,100	15,872	15,872
		Subordinated Debt (16.5%, Due 4/14)	9,836	9,699	9,699
		Common Stock (1,000 shares)(1)		19,025	20,995

				44,596	46,566

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
eLynx Holdings, Inc.	IT Services	Senior Debt (11.7%, Due 12/09)	8,500	8,388	8,388
		Subordinated Debt (15.0%, Due 12/10 – 12/11)	8,782	8,669	8,669
		Common Stock (9,326 shares)(1)		933	933
		Redeemable Preferred Stock (17,488 shares)		8,515	8,515
		Common Stock Warrants (108,735 shares)(1)		10,874	10,874

				37,379	37,379

ETG Holdings, Inc.	Containers & Packaging	Senior Debt (12.2%, Due 5/11)	7,400	7,301	7,301
		Subordinated Debt (16.1%, Due 5/12 – 5/13)	11,323	11,167	11,167
		Convertible Preferred Stock (333,145 shares)		16,571	16,571

				35,039	35,039

European Capital Limited(3)	Diversified Financial Services	Participating Preferred Shares (52,074,548 shares)(1)		236,991	236,991
		Ordinary Shares (100 shares)(1)		—	—

				236,991	236,991

European Touch, LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06)	1,886	1,886	1,886
		Subordinated Debt (12.4%, Due 11/06)	15,640	14,809	14,809
		Common Stock (2,895 shares)(1)		1,500	6,280
		Redeemable Preferred Stock (450 shares)		567	567
		Common Stock Warrants (7,105 shares)(1)		3,683	16,172

				22,445	39,714

Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (18.1%, Due 11/09)	4,500	4,463	4,463
		Subordinated Debt (14.9%, Due 11/10 – 11/11)	12,596	12,486	12,486
		Common Stock (970,583 shares)(1)		9,706	13,871
		Redeemable Preferred Stock (145,000 shares)		11,573	11,573

				38,228	42,393

Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Senior Debt (8.6%, Due 7/10 – 7/11)	40,447	39,814	39,814
		Subordinated Debt (14.3%, Due 7/12 – 7/13)	24,372	24,028	24,028
		Redeemable Preferred Stock (31,647,625 shares)(1)		31,648	28,027
		Convertible Preferred Stock (2,606,275 shares)(1)		5,213	—
		Common Stock (186,161 shares)(1)		372	—

				101,075	91,869

Future Food, Inc.	Food Products	Senior Debt (12.6%, Due 7/10)	9,842	9,746	9,746
		Subordinated Debt (12.4%, Due 7/11 – 7/12)	14,000	12,736	12,736
		Common Stock (92,738 shares)(1)		18,500	14,313
		Common Stock Warrants (6,500 shares)(1)		1,297	1,003

				42,279	37,798

FutureLogic, Inc.	Computers & Peripherals	Senior Debt (12.4%, Due 2/10 – 2/12)	49,625	49,002	49,002
		Subordinated Debt (15.0%, Due 2/13)	29,986	29,577	29,577
		Common Stock (221,672 shares)(1)		26,685	15,187

				105,264	93,766

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Halex Holdings, Inc.	Construction Materials	Senior Debt (11.4%, Due 7/08 – 10/08)	24,300	24,048	24,048
		Subordinated Debt (17.1%, Due 8/10)	29,702	29,554	29,554
		Common Stock (1,551,971 shares)(1)		9,784	—
		Redeemable Preferred Stock (1,000 shares)(1)		14,631	5,576
		Convertible Preferred Stock (145,996 shares)(1)		1,603	—

				79,620	59,178

Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt (10.9%, Due 12/10)	13,157	12,865	12,865
		Subordinated Debt (17.3%, Due 12/10)(6)	9,495	8,105	4,874

				20,970	17,739

Hospitality Mints, Inc.	Food Products	Senior Debt (12.6%, Due 11/10)	7,406	7,314	7,314
		Subordinated Debt (12.4%, Due 11/11 – 11/12)	18,500	18,210	18,210
		Convertible Preferred Stock (95,198 shares)		22,773	28,480
		Common Stock Warrants (86,817 shares)(1)		54	643

				48,351	54,647

Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08)	16,288	15,866	15,921
		Common Stock (426,205 shares)(1)		4,760	6,134
		Redeemable Preferred Stock (23,803 shares)		21,170	30,412
		Common Stock Warrants (530,000 shares)(1)		5,918	4,542

				47,714	57,009

Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11)	22,622	22,407	22,407
		Common Stock (8,750 shares)(1)		3,500	16,798
		Redeemable Preferred Stock (1,000 shares)(1)		7,000	7,000
		Convertible Preferred Stock (8,750 shares)(1)		3,500	16,283

				36,407	62,488

KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 – 2/12)	23,035	22,813	22,813
		Common Stock (1,550,100 shares)(1)		1,550	47,410
		Redeemable Preferred Stock (13,950 shares)		16,570	16,570

				40,933	86,793

KIC Holdings, Inc.	Building Products	Senior Debt (12.5%, Due 9/10)	8,115	8,094	8,094
		Subordinated Debt (11.6%, Due 5/06 – 9/11)(6)	13,325	11,871	941
		Redeemable Preferred Stock (30,356 shares)(1)		16,485	—
		Common Stock (3,761 shares)(1)		5,100	—
		Common Stock Warrants (156,613 shares)(1)		3,060	—

				44,610	9,035

Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt (9.4%, Due 6/07 – 6/10)	40,610	40,324	40,324
		Subordinated Debt (14.2%, Due 6/11 – 6/12)	22,391	22,014	22,014
		Common Stock (20,000 shares)(1)		2,000	342
		Redeemable Preferred Stock (8,800 shares)(1)		5,981	6,179
		Common Stock Warrants (41,164 shares)(1)		4,116	1,276

				74,435	70,135

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Logex Corporation	Road & Rail	Subordinated Debt (12.5%, Due 7/08)(6)	31,194	27,459	15,190
		Common Stock Warrants (137,839 shares)(1)		7,454	—
		Redeemable Preferred Stock (695 shares)(1)		3,930	—

				38,843	15,190

LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt (10.1%, Due 2/10)	4,300	4,216	4,216
		Subordinated Debt (18.0%, Due 2/13)	9,642	9,514	9,514
		Preferred Units (800 units)(1)		11,000	15,321

				24,730	29,051

MBT International, Inc.	Distributors	Senior Subordinated Debt (13.0%, Due 5/09)	987	804	804
		Junior Subordinated Debt (9.0%, Due 5/09)(6)	6,387	4,110	3,189

				4,914	3,993

MW Acquisition Corporation	Health Care Providers & Services	Senior Debt (12.1%, Due 2/12)	21,500	21,152	21,152
		Subordinated Debt (15.4%, Due 2/13 – 2/14)	23,791	23,437	23,437
		Common Stock (88,377 shares)(1)		9	9
		Redeemable Preferred Stock (88,377 shares)		31,595	31,595

				76,193	76,193

New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.5%, Due 6/06 – 8/23)	41,442	40,655	40,668
		Subordinated Debt (8.0%, Due 7/13)	599	118	599
		Common Stock (771,839 shares)(1)		95	921

				40,868	42,188

New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.1%, Due 12/08 – 12/09)	32,970	28,164	28,252
		Common Stock (100 shares)(1)		—	—
		Convertible Preferred Stock (32,043 shares)(1)		11,500	15,468

				39,664	43,720

nSpired Holdings, Inc.	Food Products	Senior Debt (9.8%, Due 12/08 – 12/09)	20,190	20,041	20,041
		Subordinated Debt (18.0%, Due 8/07)(6)	9,686	8,917	4,054
		Common Stock (169,018 shares)(1)		5,000	—
		Redeemable Preferred Stock (29,500 shares)(1)		29,500	—

				63,458	24,095

Optima Bus Corporation	Machinery	Senior Debt (9.7%, Due 6/06 – 1/08)	6,205	6,205	6,205
		Subordinated Debt (10.0%, Due 5/11)(6)	3,758	2,230	2,234
		Common Stock (20,464 shares)(1)		1,896	—
		Convertible Preferred Stock (1,913,015 shares)(1)		16,805	2,725

				27,136	11,164

PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10)	4,632	4,632	4,632
		Common Stock (341,222 shares)(1)		1,089	6,560
		Common Stock Warrants (29,205 shares)(1)		—	561

				5,721	11,753

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (10.6%, Due 12/09 – 8/11)	33,347	32,838	32,838
		Subordinated Debt (17.4%, Due 5/10 – 8/11)	27,067	26,758	26,758
		Common Stock (98,799 shares)(1)		20,562	27,090

				80,158	86,686

PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (11.7%, Due 6/12)	10,000	9,863	9,863
		Subordinated Debt (13.9%, Due 6/13)	24,738	24,391	24,391
		Common Stock (69,120 shares)(1)		6,629	6,629
		Redeemable Preferred Stock (62,210 shares)		46,371	46,371
		Common Stock Warrants (199,095 shares)(1)		19,910	19,910

				107,164	107,164

Precitech, Inc.	Machinery	Senior Debt (11.3%, Due 12/09 – 12/10)	5,280	5,268	5,268
		Senior Subordinated Debt (16.0%, Due 12/11)	2,104	2,104	2,104
		Junior Subordinated Debt (17.00%, Due 12/12)(6)	7,434	5,049	5,336
		Redeemable Preferred Stock (35,807 shares) (1)		7,186	—
		Common Stock (22,040 shares)(1)		2,204	—
		Common Stock Warrants (22,783 shares)(1)		2,278	663

				24,089	13,371

Ranpak Acquisition, Inc.	Containers & Packaging	Senior Debt (7.4%, Due 12/11)	2,993	2,993	2,993
		Subordinated Debt (13.6%, Due 12/12 – 12/13)	103,116	101,607	101,607
		Redeemable Preferred Stock (163,025 shares)		112,753	112,753
		Common Stock (181,139 shares)(1)		18,114	18,114
		Common Stock Warrants (541,970 shares)(1)		54,197	54,197

				289,664	289,664

Reef Point Systems, Inc.	Communications Equipment	Convertible Preferred Stock (27,777,778 shares)(1)		5,000	5,000

SAV Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.6%, Due 11/11)	17,000	16,542	16,542
		Subordinated Debt (14.0%, Due 11/12)	12,086	11,911	11,911
		Redeemable Preferred Stock (25,920 shares)		26,671	26,671
		Common Stock (2,880,000 shares)(1)		2,880	11,682

				58,004	66,806

Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt (9.6%, Due 6/10)	10,800	10,633	10,633
		Subordinated Debt (17.0%, Due 6/13)	10,171	10,036	10,036
		Membership Units (485 units)(1)		6,061	8,187

				26,730	28,856

S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)(6)	7,490	6,338	1,250

Stravina Holdings, Inc.	Personal Products	Senior Debt (9.1%, Due 1/10 – 4/11)	35,895	35,549	35,549
		Senior Debt (14.0%, Due 2/11)(6)	12,012	11,750	6,204
		Subordinated Debt (17.6%, Due 2/11)(6)	40,938	30,773	—
		Common Stock (1,000 shares)(1)		1	—

				78,073	41,753

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
VP Acquisitions Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.5%, Due 10/13 – 10/14) Common Stock (33,928 shares)(1)	18,212	17,879 42,410	17,879 46,957

				60,289	64,836

Warner Power, LLC	Electrical Equipment	Senior Debt (11.6%, Due 12/07)	6,531	6,531	6,531
		Subordinated Debt (12.6%, Due 12/06 – 12/07)	4,988	4,403	4,403
		Common Membership Units (47,000 units)(1)		1,623	—
		Common Membership Warrants (916 units)(1)		1,123	175
		Redeemable Preferred Stock (6,012,000 units)(1)		5,197	1,027

				18,877	12,136

Weber Nickel Technologies, Ltd. (3)	Machinery	Subordinated Debt (18.4%, Due 9/12)(6)	17,555	15,763	—
		Common Stock (44,834 shares)(1)		1,171	—
		Redeemable Preferred Stock (14,796 shares)(1)		11,830	—

				28,764	—

WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.6%, Due 12/11)	11,356	11,174	11,174
		Subordinated Debt (14.2%, Due 12/12 – 12/13)	22,496	22,190	22,190
		Common Stock (4,826,476 shares)(1)		21,237	45,644

				54,601	79,008
Subtotal Control Investments				2,629,536	2,547,933

INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap— Pay Fixed/ Receive Floating	30 Contracts Notional Amounts Totaling $1,397,554		—	40,647
	Interest Rate Swap— Pay Floating/Receive Floating	1 Contracts Notional Amounts Totaling $2,000		—	—
	Interest Rate Swaption— Pay Floating/ Receive Fixed	3 Contracts Notional Amounts Totaling $47,093		—	389
	Interest Rate Caps	4 Contracts Notional Amounts Totaling $24,587		—	586
Subtotal Interest Rate Derivative Agreements				—	41,622
Total Investment Assets				$5,501,929	$5,513,230

INTEREST RATE DERIVATIVE AGREEMENTS
	Interest Rate Swap— Pay Fixed/ Receive Floating	9 Contracts Notional Amounts Totaling $97,125		$—	$(4,656)
	Interest Rate Swap— Pay Floating/ Receive Floating	3 Contracts Notional Amounts Totaling $12,600		—	(14)
Total Investment Liabilities				$—	$(4,670)

(1)	Non-income producing.
(2)	Public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Operations:
Net operating income	$92,896	$63,887
Net realized gain on investments	44,198	4,826
Net unrealized appreciation of investments	23,934	42,967
Cumulative effect of accounting change, net of tax	1,026	—

Net increase in net assets resulting from operations	162,054	111,680

Shareholder distributions:
Common stock dividends	(96,214)	(65,817)

Net decrease in net assets resulting from shareholder distributions	(96,214)	(65,817)

Capital share transactions:
Issuance of common stock	154,142	50,577
Issuance of common stock under stock option plans	2,428	14,845
Issuance of common stock under dividend reinvestment plan	190	228
Purchase of common stock held in deferred compensation trust	(501)	—
Stock-based compensation	3,184	3,196
Cumulative effect of accounting change	(1,432)	—
Other	(538)	20

Net increase in net assets resulting from capital share transactions	157,473	68,866

Total increase in net assets	223,313	114,729
Net assets at beginning of period	2,897,637	1,872,426

Net assets at end of period	$3,120,950	$1,987,155

Net asset value per common share	$25.30	$21.84

Common shares outstanding at end of period	123,364	90,977

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net increase in net assets resulting from operations	$162,054	$111,680
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized appreciation of investments	(23,934)	(42,967)
Net realized gain on investments	(44,198)	(4,826)
Accretion of loan discounts	(3,074)	(3,129)
Increase in accrued payment-in-kind interest and dividends	(29,459)	(16,763)
Collection of loan origination fees	5,007	4,258
Amortization of deferred finance costs and net debt discount	2,668	1,883
Stock-based compensation and other deferred compensation expense	5,063	3,196
Cumulative effect of accounting change, net of tax	(1,026)	—
Depreciation of property and equipment	969	401
Funding of deferred compensation plan	(26,460)	—
Increase in interest receivable	(2,587)	(6,977)
Decrease in other assets	5,002	2,437
Decrease in other liabilities	(21,874)	(14,406)

Net cash provided by operating activities	28,151	34,787

Investing activities:
Purchases of investments	(882,969)	(393,645)
Principal repayments	437,919	124,166
Proceeds from sale of senior debt investments	42,607	47,305
Collection of payment-in-kind notes and dividends	5,585	3,457
Collection of accreted loan discounts	2,011	978
Proceeds from sale of equity investments	98,842	11,331
Purchase of government securities	—	(99,938)
Interest rate derivative receipts (payments), net	1,524	(3,295)
Capital expenditures of property and equipment	(5,394)	(646)
Repayments of employee notes receivable issued in exchange for common stock	—	20

Net cash used in investing activities	(299,875)	(310,267)

Financing activities:
Proceeds from asset securitizations	67,975	—
(Repayments) of draws on revolving debt facilities, net	(2,230)	147,611
Repayment of notes payable	(60,764)	(84,528)
Proceeds from debt issuances	21,977	—
Proceeds from short-term secured financing agreements, net	25,115	113,938
Increase in deferred financing costs	(467)	(2,227)
Decrease in debt service escrows	37,742	72,108
Issuance of common stock	156,570	65,422
Purchase of common stock held in deferred compensation trust	(501)	—
Distributions paid	(2,997)	(5,094)

Net cash provided by financing activities	242,420	307,230

Net increase (decrease) in cash and cash equivalents	(29,304)	31,750
Cash and cash equivalents at beginning of period	97,134	58,367

Cash and cash equivalents at end of period	$67,830	$90,117

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$190	$228

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Per Share Data:
Net asset value at beginning of the period	$24.37	$21.11

Net operating income(1)	0.77	0.71
Net realized gain on investments(1)	0.37	0.06
Net unrealized appreciation on investments(1)	0.20	0.48
Cumulative effect of accounting change, net of tax(1)	0.01	—

Net increase in net assets resulting from operations(1)	1.35	1.25
Issuance of common stock	0.39	0.19
Effect of (dilution) antidilution(2)	(0.01)	0.02
Distribution of net investment income	(0.80)	(0.73)

Net asset value at end of period	$25.30	$21.84

Ratio/Supplemental Data:
Per share market value at end of period	$35.16	$31.41
Total loss(3)	(0.6)%	(3.5)%
Shares outstanding at end of period	123,364	90,977
Net assets at end of period	$3,120,950	$1,987,155
Average net assets	$3,009,294	$1,929,791
Average debt outstanding	$2,431,000	$1,572,900
Average debt per common share(1)	$20.28	$17.57
Ratio of operating expenses, net of interest expense, to average net assets	1.28%	0.96%
Ratio of interest expense to average net assets	1.20%	0.90%

Ratio of operating expenses to average net assets	2.48%	1.86%
Ratio of net operating income to average net assets	3.09%	3.31%

(1)	Weighted average basic per share data.
(2)	Represents the antidilutive impact of (i) the other components in the changes in net assets and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 5% discount on shares purchased through the reinvested dividends.

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

We are the parent and sole shareholder of American Capital Financial Services, Inc. (“ACFS”) and through ACFS provide financial advisory services to businesses, principally our portfolio companies. We are also the parent and sole shareholder of European Capital Financial Services (Guernsey) Limited (“ECFS”), a company incorporated in Guernsey, that provides fund management services to a European investment fund. We are headquartered in Bethesda, Maryland, and have offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, Dallas, Boston, Palo Alto, London and Paris.

Note 3. Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Our consolidated financial statements include the accounts of our operating companies, ACFS and ECFS. Our investments in other investment companies or funds are recorded as investments in the accompanying consolidated financial statements and are not consolidated. We also have wholly-owned affiliated statutory trusts that were established to facilitate secured borrowing arrangements whereby assets were transferred to the affiliated statutory trusts and notes were sold by the trusts. These transfers of assets to the trusts are treated as secured borrowing arrangements in accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and our consolidated financial statements include the accounts of our affiliated statutory trusts established for secured financing arrangements. We also have established trusts to fund deferred compensation plans for employees. Our consolidated financial statements include the accounts of these trusts. All intercompany accounts have been eliminated in consolidation.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 4. Investments

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. For commercial mortgage backed securities (“CMBS”) and collateralized debt obligation (“CDO”) securities, we prepare a fair value analysis that is based on a discounted cash flow model utilizing prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar securities, when available.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of March 31, 2006 and December 31, 2005, the percentage of investments that were not publicly traded or for which we have various degrees of trading restrictions and therefore the fair value was determined in good faith by our board of directors was 100%.

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

Investments consist of securities issued by publicly- and privately-held companies consisting of senior debt, subordinated debt, equity warrants, preferred and common equity securities and interest rate derivative agreements. Our debt securities are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. We also make investments in securities that do not produce

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

current income. These investments typically consist of equity warrants, common equity, and preferred equity and are identified in the accompanying consolidated schedule of investments. We also invest in CMBS and CDO non-investment grade securities. As of March 31, 2006, loans on non-accrual status were $177,341, calculated as the cost plus unamortized OID. As of March 31, 2006, loans, excluding loans on non-accrual status, with a principal balance of $34,808 were greater than three months past due. As of December 31, 2005, loans on non-accrual status were $132,330, calculated as the cost plus unamortized OID. As of December 31, 2005, loans, excluding loans on non-accrual status, with a principal balance of $34,498 were greater than three months past due.

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amount are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities. For CMBS and CDO securities, we recognize interest income using the effective interest method, using the anticipated yield over the projected life of the investment.

Summaries of the composition of our investment portfolio as of March 31, 2006 and December 31, 2005 at cost and fair value are shown in the following table:

	March 31, 2006	December 31, 2005
COST
Senior debt	27.2%	29.3%
Subordinated debt	34.6%	36.9%
Preferred equity	18.4%	17.1%
Equity warrants	4.9%	4.8%
Common equity	10.9%	9.7%
CMBS & CDO securities	4.0%	2.2%

	March 31, 2006	December 31,2005
FAIR VALUE
Senior debt	27.3%	29.5%
Subordinated debt	32.5%	35.2%
Preferred equity	17.1%	15.2%
Equity warrants	6.0%	5.8%
Common equity	13.0%	12.0%
CMBS & CDO Securities	4.1%	2.3%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value:

	March 31, 2006	December 31, 2005
COST
Commercial Services & Supplies	14.0%	12.9%
Diversified Financial Services	10.5%	8.0%
Electrical Equipment	6.9%	7.4%
Containers & Packaging	6.8%	7.2%
Leisure Equipment & Products	5.8%	6.1%
Food Products	5.7%	6.0%
Building Products	4.3%	6.1%
Auto Components	4.2%	5.0%
Healthcare Providers & Services	3.9%	2.1%
Healthcare Equipment & Supplies	3.6%	3.8%
Construction & Engineering	3.5%	3.7%
Machinery	2.9%	3.2%
Textiles, Apparel & Luxury Goods	2.7%	2.9%
IT Services	2.7%	2.5%
Chemicals	2.3%	2.5%
Software	2.3%	2.5%
Internet & Catalog Retail	2.2%	2.1%
Computers & Peripherals	1.9%	2.1%
Personal Products	1.7%	1.8%
Road & Rail	1.6%	1.7%
Energy Equipment & Services	1.6%	0.4%
Household Durables	1.6%	1.7%
Construction Materials	1.4%	1.5%
Diversified Consumer Services	1.1%	0.0%
Electronic Equipment & Instruments	1.0%	3.1%
Distributors	0.9%	1.0%
Aerospace & Defense	0.7%	1.1%
Oil, Gas & Consumable Fuels	0.6%	0.0%
Household Products	0.6%	0.7%
Media	0.5%	0.5%
Other	0.5%	0.4%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
FAIR VALUE
Commercial Services & Supplies	15.6%	14.4%
Diversified Financial Services	10.5%	8.1%
Electrical Equipment	7.7%	7.3%
Containers & Packaging	6.9%	7.2%
Leisure Equipment & Products	5.3%	5.7%
Food Products	5.0%	5.4%
Auto Components	4.6%	5.5%
Building Products	4.1%	5.7%
Healthcare Equipment & Supplies	3.9%	4.0%
Healthcare Providers & Services	3.7%	1.9%
Construction & Engineering	3.6%	3.8%
IT Services	2.8%	2.6%
Textiles, Apparel & Luxury Goods	2.7%	3.1%
Chemicals	2.4%	2.7%
Software	2.3%	2.5%
Internet & Catalog Retail	2.2%	2.1%
Machinery	2.2%	2.5%
Computers & Peripherals	1.7%	1.8%
Energy Equipment & Services	1.7%	0.4%
Household Durables	1.3%	1.7%
Oil, Gas & Consumable Fuels	1.2%	0.0%
Diversified Consumer Services	1.1%	0.0%
Road & Rail	1.1%	1.4%
Electronic Equipment & Instruments	1.1%	3.8%
Construction Materials	1.1%	1.4%
Distributors	1.0%	1.0%
Household Products	0.8%	0.8%
Aerospace & Defense	0.8%	1.1%
Personal Products	0.8%	1.0%
Media	0.6%	0.5%
Other	0.2%	0.6%

The following table shows the portfolio composition by geographic location at cost and at fair value. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2006	December 31, 2005
COST
Mid-Atlantic	20.6%	21.3%
Southwest	23.2%	22.3%
Southeast	13.8%	14.6%
North-Central	11.3%	12.9%
South-Central	7.4%	5.9%
Northwest	0.8%	0.8%
Northeast	14.4%	14.5%
International	8.5%	7.7%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
FAIR VALUE
Mid-Atlantic	21.8%	22.8%
Southwest	22.5%	21.1%
Southeast	13.0%	14.4%
North-Central	13.0%	14.4%
South-Central	7.2%	5.0%
Northwest	0.8%	0.8%
Northeast	14.0%	14.3%
International	7.7%	7.2%

Note 5. Borrowings

Our debt obligations consisted of the following as of March 31, 2006 and December 31, 2005:

Debt	March 31, 2006	December 31, 2005
Secured revolving debt-funding facility, $1,000,000 commitment	$538,139	$593,369
Unsecured revolving debt-funding facility, $310,000 commitment	215,000	162,000
Secured revolving debt-funding facility, $125,000 commitment	—	—
Unsecured debt due through September 2011	167,000	167,000
Unsecured debt due August 2010	126,000	126,000
Unsecured debt due October 2020	75,473	75,481
Unsecured debt due February 2011	22,126	—
TRS Facility	135,334	110,219
ACAS Business Loan Trust 2002-2 asset securitization	—	5,406
ACAS Business Loan Trust 2003-1 asset securitization	—	23,320
ACAS Business Loan Trust 2003-2 asset securitization	238	32,268
ACAS Business Loan Trust 2004-1 asset securitization	409,772	409,772
ACAS Business Loan Trust 2005-1 asset securitization	830,000	762,025

Total	$2,519,082	$2,466,860

The weighted average debt balance for the three months ended March 31, 2006 and 2005 was $2,431,000 and $1,572,900, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2006 and 2005 was 5.92% and 4.41%, respectively. We are currently in compliance with all of our debt covenants.

As of December 31, 2005, we had a $255,000 unsecured revolving line of credit with a syndication of lenders. In January 2006, we expanded the committed amount of our existing unsecured debt-funding facility from $255,000 to $310,000 as a result of new lender commitments.

In February 2006, we entered into a note purchase agreement to issue €14 million and £3 million of senior unsecured five-year notes to institutional investors in a private placement offering. The €14 million Series 2006-A Notes have a fixed interest rate of 5.177% and the £3 million Series 2006-B Notes have a fixed interest rate of 6.565%. Each series matures in February 2011. The note purchase agreement contains customary default provisions.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

In January 2006, we issued the remaining $67,975 of Class A-2A notes under our asset securitization for ACAS Business Loan Trust 2005-1.

We have a total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. (“Wachovia”) under which we pledge certain of our investments to Wachovia from time to time in exchange for financing. Subject to the terms and conditions of the TRS Facility, we may generally repay and reborrow proceeds and are required to make payments to Wachovia on outstanding funds at a rate equal to one-month LIBOR plus 125 basis points. We must also repay all or a portion of any funded amount upon the occurrence of certain events. In addition to the pledged assets, Wachovia has recourse to us for any collateral shortfall up to $150 million. The TRS Facility contains customary default provisions and is scheduled to terminate in December 2006. We have treated the TRS Facility as a secured financing arrangement with the outstanding funded amount included as a debt obligation on the accompanying consolidated balance sheets.

We considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by us from a particular counterparty are simultaneously financed through a financing arrangement with that same counterparty or an affiliate thereof. Currently, in such cases, we record such transactions as a sale of the investment to us and such related debt provided to us as a secured financing arrangement. An alternative interpretation of GAAP, however, concerns whether such investment should be presented on a net basis and treated as a derivative.

In the first quarter of 2006, we purchased several tranches of CMBS from an affiliate of Wachovia and subsequently pledged certain tranches of the acquired CMBS investment to Wachovia through the TRS Facility. If we recorded certain tranches of this CMBS investment as a derivative at the time of acquisition, total assets and total liabilities would have been affected for the quarter ended March 31, 2006. The accounting for these types of transactions is being considered for further technical guidance by the accounting standard setters. Future guidance may require us to adjust our accounting of these transactions.

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

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” a revision to FASB Statement No. 123. FASB Statement No. 123(R) also supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in FASB Statement No. 123(R) is similar to the approach described in FASB Statement No. 123. However, FASB Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In the first quarter of 2006, we adopted FASB Statement No. 123(R) using the “modified prospective” method. Under the modified prospective method, the consolidated financial statements for prior year interim periods and fiscal years will not reflect any restated amounts.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

All of our stock options granted prior to January 1, 2003 that were accounted for under APB Opinion No. 25 and not expensed in our consolidated statements of operations were fully vested as of December 31, 2005 and therefore, no additional stock compensation costs for those stock option grants will be recorded subsequent to the adoption of FASB Statement No. 123(R). When recognizing compensation cost under FASB Statement No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under FASB Statement No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of FASB Statement 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle to adjust compensation cost, net of related tax effects, for the difference in compensation costs recognized in prior periods had forfeitures been estimated during those periods of $1,026, or $0.01 per basic share and $0.01 per diluted share. We calculated the compensation costs that would have been recognized in prior periods and during the three months ended March 31, 2006 using an estimated annual forfeiture rate of 6.7%.

During the three months ended March 31, 2006, we granted 1,990 options to purchase shares of common stock. We estimated the weighted average fair value on the date of grant of $2.26 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, expected dividend yield of 9.4%, weighted average risk-free interest rate of 4.4%, expected volatility factor of 0.23, and expected term of 5 years. In prior periods, we determined our expected volatility used in a Black-Scholes option pricing model based on our historical volatility during the expected term of the option. Beginning in the first quarter of 2006, we determined our expected volatility based on a combination of our historical volatility during the expected term of the option and our implied volatility based on the market prices of traded options of our stock.

As of March 31, 2006, the total compensation cost related to nonvested stock option awards not yet recognized was $54,449 that has a weighted average period to be recognized of 3.5 years.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and net increase in net assets resulting from operations:

Three Months Ended March 31, 2005
Net operating income
As reported	$63,887
Stock-based employee compensation	(345)

Pro forma	$63,542

Net operating income per common share
Basic as reported	$0.71

Basic pro forma	$0.71

Diluted as reported	$0.70

Diluted pro forma	$0.70

Net increase in net assets resulting from operations
As reported	$111,680
Stock-based employee compensation	(345)

Pro forma	$111,335

Net increase in net assets resulting from operations per common share
Basic as reported	$1.25

Basic pro forma	$1.24

Diluted as reported	$1.22

Diluted pro forma	$1.22

A summary of the status of all of our stock option plans as of and for the three months ended March 31, 2006 is as follows:

	Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	10,060	$28.71
Granted	1,990	$34.79
Exercised	(111)	$21.84
Canceled and expired	(13)	$22.21

Options outstanding, end of period	11,926	$29.80

Options exercisable at period end	2,477	$25.18

Our shareholders had previously approved a non-employee director option plan providing for grants of 150 shares of common stock. In the first quarter of 2006, we received an order from the Securities and Exchange Commission authorizing the plan.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 7. Deferred Compensation Plans

In the first quarter of 2006, we established a non-qualified deferred compensation plan (the “Plan”) for the purpose of granting bonus awards to our domestic employees. The compensation and corporate governance committee of our board of directors is the administrator of the Plan. The Plan is funded through a trust which is administered by a third-party trustee (the “Trust”). The compensation and corporate governance committee determines bonus awards to be granted under the Plan and the terms of such awards, including vesting schedules. Awards may vest contingent on the employee’s continued employment and the achievement of performance goals, if any, as determined by the compensation and corporate governance committee. The Trust provides certain protections of its assets from events other than claims against our assets in the case of bankruptcy.

The assets and liabilities of the Trust are consolidated in the accompanying consolidated financial statements. During the first quarter of 2006, we contributed $26,460 to the Trust. The Trust has not acquired shares of our common stock as of March 31, 2006, but it intends to do so subject to shareholder approval. Until such approval is received, the amounts contributed have been invested in short-term investments and are included in other assets on the accompanying consolidated balance sheets. The expected payment of the deferred compensation liability is recorded as compensation cost pro rata over the requisite service period. For the quarter ended March 31, 2006, we recorded $1,292 of deferred compensation cost for bonus awards granted under the Plan.

We also have a deferred compensation plan for the benefit of certain European employees funded through a separate trust administered by a third party trustee. The trust uses the funds provided by us to purchase shares of our common stock on the open market that will vest to the employee pro rata over a five-year period. The expected payment of the deferred compensation liability is recorded as compensation cost pro rata over the requisite service period. The deferred compensation liability is classified as a liability in our accompanying consolidated balance sheet and is adjusted through compensation cost to reflect changes in the fair value of our common stock for the obligation of the awards that are vested. Our common stock held by the trust is accounted for as treasury stock in the accompanying consolidated balance sheet.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Numerator for basic and diluted net operating income per share	$92,896	$63,887

Numerator for basic and diluted earnings per share	$162,054	$111,680

Denominator for basic weighted average shares	119,866	89,534
Employee stock options and awards	887	857
Shares issuable under forward sale agreements	333	1,010

Denominator for diluted weighted average shares	121,086	91,401

Basic net operating income per common share	$0.77	$0.71
Diluted net operating income per common share	$0.77	$0.70
Basic earnings per common share	$1.35	$1.25
Diluted earnings per common share	$1.34	$1.22

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 9. Segment Data

Our reportable segments are our investing operations as a business development company and our financial advisory operations.

The following table presents segment data for the three months ended March 31, 2006:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$131,101	$24	$131,125
Fee and other income	4,833	37,220	42,053

Total operating income	135,934	37,244	173,178

Interest expense	35,982	—	35,982
Salaries, benefits and stock-based compensation	7,386	15,829	23,215
General and administrative	5,810	9,607	15,417

Total operating expenses	49,178	25,436	74,614

Operating income before income taxes	86,756	11,808	98,564

Provision for income taxes	(412)	(5,256)	(5,668)

Net operating income	86,344	6,552	92,896

Net realized gain on investments	44,198	—	44,198
Net unrealized appreciation of investments	23,934	—	23,934

Increase in net assets resulting from operations before cumulative effect of accounting change	154,476	6,552	161,028
Cumulative effect of accounting change, net of tax	449	577	1,026

Net increase in net assets resulting from operations	$154,925	$7,129	$162,054

The following table presents segment data for the three months ended March 31, 2005:

	Investing	Financial Advisory	Consolidated
Interest and dividend income	$86,417	$1	$86,418
Fee and other income	1,560	12,877	14,437

Total operating income	87,977	12,878	100,855

Interest	17,346	—	17,346
Salaries, benefits and stock-based compensation	3,913	8,399	12,312
General and administrative	3,284	3,001	6,285

Total operating expenses	24,543	11,400	35,943

Operating income before income taxes	63,434	1,478	64,912

Provision for income taxes	—	(1,025)	(1,025)

Net operating income	63,434	453	63,887

Net realized gain on investments	4,826	—	4,826
Net unrealized appreciation of investments	42,967	—	42,967

Net increase in net assets resulting from operations	$111,227	$453	$111,680

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 10. Commitments

As of March 31, 2006, we had commitments under loan and financing agreements to fund up to $309,697 to 47 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

As of March 31, 2006, we were also subject to a subscription agreement to fund up to €322,848 (or $389,880) of equity commitments to European Capital Limited (See Note 13).

Note 11. Shareholders’ Equity

Our common share activity for the three months ended March 31, 2006 and 2005 was as follows:

	March 31, 2006	March 31, 2005
Common shares outstanding at beginning of period	118,913	88,705
Issuance of common stock	4,337	1,700
Issuance of common stock under stock option plans	111	565
Issuance of common stock under dividend reinvestment plan	6	7
Purchase of common stock held in deferred compensation trust	(3)	—

Common shares outstanding at end of period	123,364	90,977

Forward Sale Agreements

We periodically complete public offerings where shares of our common stock are sold in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements. The shares of common stock sold by third parties are borrowed from third party market sources by counterparties, or forward purchasers, of the forward sale agreements who then sell the shares to the public. Pursuant to the forward sale agreements, we are required to sell to the forward purchasers shares of our common stock generally at such times as we elect over a one-year period. The forward sale agreements provide for settlement on a settlement date or dates specified at our discretion within a one-year period. On a settlement date, we issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price is initially the public offering price of shares of our common stock less the underwriting discount. The forward sale agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and also is subject to specified decreases on certain dates during the duration of the agreement. The forward sale prices are also subject to decrease if the total cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

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

Equity Offerings

For the first quarters of 2006 and 2005, we completed several public offerings of our common stock and entered into several forward sale agreements. The following table summarizes the total shares sold, including shares sold pursuant to the underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the first quarters of 2006 and 2005:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price per Share
February 2006 public offering	987	$35,620	$36.10
January 2006 public offering	600	$20,904	$34.84
Issuances under November 2005 Forward Sale Agreements	2,000	$71,661	$35.83
Issuances under September 2005 Forward Sale Agreements	750	$26,113	$34.82

Total for the three months ended March 31, 2006	4,337	$154,298	$35.58

March 2005 public offering	700	$21,080	$30.11
Issuances under September 2004 Forward Sale Agreements	1,000	$29,506	$29.51

Total for the three months ended March 31, 2005	1,700	$50,586	$29.76

In November 2005, we entered into forward sale agreements (the November 2005 Forward Sale Agreements”) to purchase 5,000 shares of common stock. The 5,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the November 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the November 2005 Forward Sale Agreements, we must sell to the forward purchasers 5,000 shares of our common stock generally at such times as we elect over a one-year period. The November 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the November 2005 Forward Sale

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Agreements through termination in November 2006. On a settlement date, we will issue shares of our common stock to the forward purchasers at the then applicable forward sale price. The forward sale price was initially $36.941 per share, which was the public offering price of shares of our common stock less the underwriting discount. The November 2005 Forward Sale Agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and is subject to decrease by $0.79, $0.03, $0.80, $0.81 and $0.82 per share on December 2, 2005, December 27, 2005, March 3, 2006, June 2, 2006 and September 1, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of March 31, 2006, there are 1,500 shares available under the November 2005 Forward Sale Agreements at a forward sale price of $35.83 per share.

In January 2006, we entered into a forward sale agreement (the “January 2006 Forward Sale Agreement”) to purchase 4,000 shares of common stock. The 4,000 shares of common stock were borrowed from third party market sources by the counterparty, or forward purchaser, of the January 2006 Forward Sale Agreement who then sold the shares to the public. Pursuant to the January 2006 Forward Sale Agreement, we must sell to the forward purchaser 4,000 shares of our common stock generally at such times as we elect over a one-year period. The January 2006 Forward Sale Agreement provides for settlement date or dates to be specified at our discretion within the duration of the January 2006 Forward Sale Agreement through termination in January 2007. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $34.84 per share, which was the public offering price of shares of our common stock less the underwriting discount. The January 2006 Forward Sale Agreement provides that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and is subject to a decrease by $0.80, $0.82, $0.85, and $0.86 on each of March 3, 2006, June 2, 2006, September 1, 2006 and December 1, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchaser of borrowing our common stock exceeds a specified amount. As of March 31, 2006, there are 4,000 shares available under the January 2006 Forward Sale Agreement at a forward sale price of $34.35 per share.

As of March 31, 2006, all other forward sale agreements had been fully settled.

Note 12. Interest Rate Derivatives

We use derivative financial instruments to manage interest rate risk and also to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. We have established policies and procedures for the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 13. Investment in European Capital Limited

On September 30, 2005, European Capital Limited (“ECAS Holding”), a company incorporated in Guernsey, closed on an offering of €750,000 of equity commitments. We provided €520,745 of the equity commitments and third party institutional investors provided €229,255 of the remaining equity commitments. ECAS Holding, through its subsidiary, European Capital S.A. SICAR (“ECAS”), invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. As of March 31, 2006, we have funded €197,898 ($236,991) of our equity commitment and have a remaining unfunded commitment of €322,848 ($389,880). During the first quarter of 2006, we also provided ECAS Holding with senior bridge loan financing of $193,608, which was fully repaid as of March 31, 2006. During the first quarter of 2006, ECAS obtained commitments for a €400,000 multi-currency secured revolving credit facility to fund investments. Our total investment in ECAS Holding as of March 31, 2006 of $236,991 is included as an investment in our accompanying consolidated balance sheet.

Our wholly-owned subsidiary ECFS, entered into a services agreement with ECAS Holding and an investment management agreement with ECAS. Pursuant to the investment management agreement and services agreement, we provide investment advisory and management services to ECAS and receive a management fee equal to 1.25% of the greater of ECAS’ weighted average gross assets and €750,000. In addition, ECAS and ECAS Holding will reimburse us for all costs and expenses incurred by ECFS during the term of the agreement, including all cost and expenses incurred by us for the organization and formation of ECAS, ECAS Holding and ECFS. For the three months ended March 31, 2006, we recorded $7,519 of revenue from these agreements consisting of $2,819 of management fees and $4,700 for reimbursements of costs and expenses. As of March 31, 2006 and December 31, 2005, we had a receivable of $3,519 and $10,402, respectively, due from ECAS and ECAS Holding for management fees and reimbursements of costs and expenses, which is included in other assets in the accompanying consolidated balance sheets.

Also pursuant to the investment management agreement, we received in October 2005 warrants to purchase preference shares of ECAS Holding representing 20% of ECAS Holding’s preference shares on a fully-diluted basis. The initial exercise price of the warrants is at least €0.10 per preference share up to a maximum of €10 per preference share. The €10 per preference share price is the initial contribution per preference share at the initial capital commitment. The per share exercise price on the warrants will be reduced to reflect the amount of any future dividends on the preference shares and increased to reflect the per share amount of capital calls made on the holders of the preference shares in the future. In the event that ECAS Holding issues additional preference shares, we will receive additional warrants to purchase preference shares in ECAS so that at all times the warrants issued to us as manager are not less than 20% of ECAS Holding’s preference shares on a fully-diluted basis. In the event that ECAS Holding undertakes an initial public offering and legal requirements effectively prevent ECAS Holding from being able to issue additional warrants to us, then ECAS Holding will pay us an incentive management fee in cash. The incentive management fee would be subject to a cumulative hurdle rate of 2% per quarter of ECAS’ pre-incentive fee net income as a return on quarterly average net asset value, determined on a cumulative basis through the end of quarter. The incentive management fee, if any, would be earned and payable as follows: (i) no incentive management fee in any calendar quarter in which ECAS’ pre-incentive fee net income does not exceed the cumulative hurdle rate or (ii) 100% of the amount of ECAS’ pre-incentive management fee net income, if any, that exceeds the cumulative hurdle rate but is less than 2.5% per quarter, plus 20% of the amount of ECAS’ pre-incentive fee net income, if any, that is equal to or exceeds 2.5%.

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

Note 14. Subsequent Event

In April 2006, we completed a public offering in which 9,800 shares of our common stock, including an underwriters’ over-allotment of 1,800 shares, were sold at a public offering price of $35.31 per share. Upon completion of the offering and exercise of the underwriters’ over-allotment option, we received proceeds, net of the underwriters’ discount, of $333,062.

As part of the public offering in April 2006, we also entered into forward sale agreements (the “April 2006 Forward Sale Agreements”) to purchase 4,000 shares of common stock. The 4,000 shares of common stock were borrowed from third party market sources by the counterparties, or forward purchasers, of the April 2006 Forward Sale Agreements who then sold the shares to the public. Pursuant to the April 2006 Forward Sale Agreements, we must sell to the forward purchasers 4,000 shares of our common stock generally at such times as we elect over a one-year period. The April 2006 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the April 2006 Forward Sale Agreements through termination in April 2007. On a settlement date, we will issue shares of our common stock to the forward purchasers at the then applicable forward sale price. The forward sale price was initially $33.9859 per share, which was the public offering price of shares of our common stock less the underwriting discount. The April 2006 Forward Sale Agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and is subject to a decrease by $0.82, $0.83, $0.84, and $0.85 on each of June 2, 2006, September 1, 2006, December 1, 2006 and March 2, 2007, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have substantially greater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value for which a change in estimate could affect our net asset value; (iv) our investments in securities of privately held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless we maintain an asset coverage of at least 200%, which may affect returns to our shareholders; (xii) we may fail to continue to qualify for our pass-through treatment as a regulated investment company which could have an affect on shareholder return; (xiii) our common stock price may be volatile; (xiv) our strategy of becoming an asset manager of funds of private assets may not be successful and therefore have a negative impact on our results of operation; and (xv) general business and economic conditions and other risk factors described in our reports filed from time to time with the Securities and Exchange Commission. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

Portfolio Composition

We are a publicly-traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. The total portfolio value of investments was $5,508,560 and $5,117,095 as of March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006 we made investments totaling $697,100, including $112,700 in funds committed but undrawn under credit facilities and equity commitments at the date of the investment. During the three months ended March 31, 2005 we made investments totaling $405,800, including $35,800 in funds committed but undrawn under credit facilities at the date of the investment. The weighted average effective interest rate on debt securities was 12.7% and 12.8% at March 31, 2006 and December 31, 2005, respectively.

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

Our new investments during the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
American Capital Sponsored Buyouts	$404,800	$137,900
Financing for Private Equity Buyouts	15,000	129,700
Direct Investments	12,000	60,300
CMBS & CDO Investments	107,500	19,400
Add-On Financing for Acquisitions	140,100	29,100
Add-On Financing for Recapitalization	8,000	2,400
Add-On Financing for Growth	1,500	5,000
Add-On Financing for Working Capital	8,200	22,000

Total	$697,100	$405,800

During the three months ended March 31, 2006, we received cash proceeds of $368,529 from exits of portfolio investments, excluding $218,435 of repayments of bridge notes to ECAS Holding. This is composed of $13,705 of scheduled principal amortization, $42,607 of senior loan sales, $205,779 of principal prepayments, $7,596 of payments of accrued PIK interest and dividends and accreted OID and $98,842 from the sale of equity investments.

Critical Accounting Policies

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

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” a revision to FASB Statement No. 123. FASB Statement No. 123(R) also supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in FASB Statement No. 123(R) is similar to the approach described in FASB Statement No. 123. However, FASB Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In the first quarter of 2006, we adopted FASB Statement No. 123(R) using the “modified prospective” method. Under the modified prospective method, the consolidated financial statements for prior year interim periods and fiscal years will not reflect any restated amounts.

All of our stock options granted prior to January 1, 2003 that were accounted for under APB Opinion No. 25 and not expensed in our consolidated statements of operations were fully vested as of December 31, 2005 and therefore, no additional stock compensation costs for those stock option grants will be recorded subsequent to the adoption of FASB Statement No. 123(R). When recognizing compensation cost under FASB Statement No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under FASB Statement No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of FASB Statement 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle to adjust compensation cost, net of related tax effects, for the difference in compensation costs recognized in prior periods had forfeitures been estimated during those periods of $1,026, or $0.01 per basic share and $0.01 per diluted share. We calculated the compensation costs that would have been recognized in prior periods and during the three months ended March 31, 2006 using an estimated annual forfeiture rate of 6.7%.

During the three months ended March 31, 2006, we granted 1,990 options to purchase shares of common stock. We estimated the weighted average fair value on the date of grant of $2.26 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, expected dividend yield of 9.4%, weighted average risk-free interest rate of 4.4%, expected volatility factor of 0.23, and expected term of 5 years. In prior periods, we determined our expected volatility used in a Black-Scholes option pricing model based on our historical volatility during the expected term of the option. Beginning in the first quarter of 2006, we determined our expected volatility based on a combination of our historical volatility during the expected term of the option and our implied volatility based on the market prices of traded options of our stock.

As of March 31, 2006, the total compensation cost related to nonvested stock option awards not yet recognized was $54,449 that has a weighted average period to be recognized of 3.5 years.

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

The consolidated operating results for the three months ended March 31, 2006 and 2005 follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Operating income	$173,178	$100,855
Operating expenses	74,614	35,943

Operating income before income taxes	98,564	64,912
Provision for income taxes	(5,668)	(1,025)

Net operating income	92,896	63,887

Net realized gain on investments	44,198	4,826
Net unrealized appreciation of investments	23,934	42,967

Increase in net assets resulting from operations before cumulative effect of accounting change	161,028	111,680
Cumulative effect of accounting change, net of tax	1,026	—

Net increase in net assets resulting from operations	$162,054	$111,680

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee and other income. For the three months ended March 31, 2006, total operating income increased $72,323, or 72%, over the three months ended March 31, 2005.

Interest and dividend income consisted of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Interest income on debt securities	$110,602	$78,872
Interest income on bank deposits and employee loans	1,701	659
Dividend income on equity securities	18,822	6,887

Total interest and dividend income	$131,125	$86,418

Interest income on debt securities increased by $31,730 or 40%, to $110,602 for the three months ended March 31, 2006 from $78,872 for the comparable period in 2005, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments. Our daily weighted average debt investments at cost increased from $2,467,200 in the three month period ended March 31, 2005 to $3,504,800 in the comparable period in 2006 resulting from new loan originations net of loan repayments during the last twelve months ended March 31, 2006.

The daily weighted average effective interest rate on debt investments decreased from 13.0% in the three month period ended March 31, 2005 to 12.8% in the comparable period in 2006 due primarily to an increase in the total senior loans as a percentage of our total loan portfolio. Our senior loans as a percentage of our total loans at cost increased to 44% as of March 31, 2006 from 36% as of March 31, 2005. Our senior loans generally yield lower rates than our higher yielding subordinated loans, but they are typically variable rate based loans that do not necessitate the use of interest rate swap agreements thereby reducing our overall interest swap costs in 2006. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Excluding the impact of the interest rate swap agreements, our daily weighted average effective interest rate for the three months ended March 31, 2006 decreased 20 basis points to 12.8% as compared to the three months ended March 31, 2005. However, including the impact of the interest rate swap agreements, our daily weighted average effective interest rate for the three months ended March 31, 2006 increased 30 basis points to 12.7% as compared to the three months ended March 31, 2005.

However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. During the three months ended March 31, 2006 and 2005, the total interest cost of interest rate derivative agreements included in both net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments was $640 and $3,575, respectively. The decrease in our interest cost of interest rate derivative agreements is due primarily to the increase in the average monthly LIBOR rate from 2.73% in the three month period March 31, 2005 to 4.68% in the three month period ended March 31, 2006.

The decrease in our daily weighted average effective interest rate as a result of the increase in our senior debt investments is partially offset by the increase in the interest rates of our variable rate based loans due to the increases in average monthly LIBOR in the three month period ended March 31, 2006.

Dividend income on equity securities increased by $11,935 to $18,822 for the three months ended March 31, 2006 from $6,887 for the comparable period in 2005 due primarily to an increase in preferred stock investments. We have grown our investments in equity securities to a fair value of $2,051,200 as of March 31, 2006, a 104% increase over our investments in equity securities as of March 31, 2005. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value.

Our daily weighted average total debt and equity investments at cost increased from $3,347,600 in the three months ended March 31, 2005 to $5,230,900 in the comparable period in 2006. The daily weighted average yield on total debt and equity investments decreased to 10.0% for the three months ended March 31, 2006 from 10.4% for the comparable period in 2005 due to the reasons discussed above including an overall increase in equity investments in the last twelve months ended March 31, 2006 that do not produce a current yield. Including the interest cost of interest rate derivative agreements that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield on total debt and equity investments would have been 10.0% for both the three months ended March 31, 2006 and 2005.

Fee and other income consisted of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Transaction structuring fees	$11,272	$2,820
Fund management fees and reimbursements	7,519	—
Equity financing fees	6,387	1,665
Financial advisory and administrative fees	5,621	3,409
Loan financing fees	3,389	2,414
Prepayment fees	3,027	902
Other structuring fees	2,467	947
Other	2,371	2,280

Total fee and other income	$42,053	$14,437

Fee and other income increased by $27,616, or 191%, to $42,053 for the three months ended March 31, 2006 from $14,437 in the comparable period in 2005. For the three months ended March 31, 2006, we recorded $11,272 in transaction structuring fees for six buyout investments, including one add-on acquisition, totaling $524,400 of American Capital financing. For the three months ended March 31, 2005, we recorded $2,820 in transaction structuring fees for two buyout investments totaling $137,900 of American Capital financing. The transaction structuring fees were 2.1% and 2.0% of American Capital financing in 2006 and 2005, respectively.

Fund management fees and reimbursements represent fees recognized for providing investment advisory and management services to ECAS pursuant to investment management and services agreements. We recognized $2,819 of management fees and $4,700 for reimbursements of costs and expenses for the three months ended March 31, 2006 for salaries, employee benefits and general and administrative expenses.

Equity financing fees for the three months ended March 31, 2006 increased $4,722 over the comparable period in 2005. The increase in equity financing fees was attributable to an increase in new equity investments from $51,600 in the three month period ended March 31, 2005 to $240,600 in the comparable period in 2006. Equity financing fees were 2.7% and 3.2% of equity financing in 2006 and 2005, respectively.

Financial advisory and administrative fees for the three months ended March 31, 2006 increased $2,212, or 65%, over the comparable period in 2005. The increase in financial advisory and administrative fees is attributable primarily to the increase in the number of portfolio companies under management.

Loan financing fees for the three months ended March 31, 2006 increased $975, or 40%, over the comparable period in 2005. The increase in loan financing fees was attributable to an increase in new debt investments from $334,800 in 2005 to $349,000 in 2006. The loan financing fees were 1.0% and 0.7% of loan originations in 2006 and 2005, respectively. Loan fees we receive that are representative of additional yield are deferred as a discount and accreted into interest income and are not recorded as fee income.

The prepayment fees of $3,027 for the three months ended March 31, 2006 are the result of the prepayment by six portfolio companies of loans totaling $125,200 compared to prepayment fees of $902 for the three months ended March 31, 2005 as the result of the prepayment by two portfolio companies of loans totaling $50,800. Prepayment fees were 2.4% and 1.8% of debt repayments that were subject to a prepayment penalty in 2006 and 2005, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 increased $38,671, or 108%, over the comparable period in 2006. Our operating leverage was 2.1% and 1.6% for the three months ended March 31, 2006 and 2005, respectively. Operating leverage is our annualized operating expenses, excluding stock-based compensation, interest expense and operating expenses reimbursed under management agreements, divided by our total assets at period end. The increase in our operating leverage is partially due to additional salary and overhead expenses incurred during the three months ended March 31, 2006 attributable to our new business initiative of becoming an asset manager of funds of private assets.

Interest expense increased from $17,346 for the three months ended March 31, 2005 to $35,982 in the comparable period in 2005. The increase in interest expense is due both to an increase in our weighted average borrowings from $1,572,900 in the three months ended March 31, 2005 to $2,431,000 in the comparable period in 2006 and to an increase in our weighted average interest rate on outstanding borrowings, including amortization of deferred financing costs, from 4.41% during the three months ended March 31, 2005 to 5.92% during the comparable period in 2006. As discussed above, the increase in the weighted average interest rate is primarily due to an increase in the average monthly LIBOR rate from 2.73% in 2005 to 4.68% in 2006.

Salaries, benefits and stock-based compensation expense increased 89% from $12,312 in the three months ended March 31, 2005 to $23,215 in the comparable period in 2006. Salaries, benefits and stock-based compensation consisted of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Salaries	$15,621	$7,018
Benefits	3,823	2,098
Stock-based compensation	3,771	3,196

Total salaries, benefits and stock-based compensation	$23,215	$12,312

The total increases are due primarily to an increase in employees from 200 at March 31, 2005 to 359 at March 31, 2006 and annual salary rate increases. The increase in the number of employees is due to our growth as we have added investment professionals and administrative staff as we continue to build our investment platform and our asset management business, including the opening of four offices in London, Paris, Boston and Palo Alto.

General and administrative expenses increased from $6,285 in the three months ended March 31, 2005 to $15,417 in the comparable period in 2006. The increase is due primarily to additional overhead attributable to the increase in the number of employees and the opening of four new offices, including higher employee recruiting costs and rent expense, as well as due diligence costs related to prospective investment transactions that were terminated by us.

Provision for Income Taxes

We operate to qualify to be taxed as a regulated investment company, or a RIC, as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. We have distributed and currently intend to distribute sufficient dividends to eliminate investment company taxable income. However, we are subject to a nondeductible federal excise tax of 4% on our undistributed investment company taxable income if we do not distribute at least 98% of our investment company ordinary taxable income in any calendar year, 98% of our capital gain net income for each one-year period ending on October 31 and any shortfall in distributing taxable income from the prior calendar year. For calendar year 2005, we retained $48,282 of our investment company taxable income. For the three months ended March 31, 2006, we accrued a federal excise tax of $412.

Our consolidated taxable operating subsidiaries, ACFS and ECFS, are subject to corporate level federal, state and local income tax in their respective jurisdictions. ECFS is incorporated in Guernsey where it has received an exempt status and therefore does not pay any income tax; however, the wholly-owned subsidiaries of ECFS are subject to corporate level income tax. For the three months ended March 31, 2006, we recorded a tax provision of $5,256 attributable to our taxable operating subsidiaries. For the three months ended March 31, 2005, we recorded a tax provision of $1,025 attributable to our taxable operating subsidiaries. The increase in the tax provision in 2006 as compared to 2005 is due primarily to the increase in fee income earned by ACFS in 2006 as a result of an increase in American Capital sponsored buyout transactions structured by ACFS.

Net Realized Gains (Losses) on Investments

Our net realized gains (losses) for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
3SI Acquisition Holdings, Inc.	$26,617	$—
Network for Medical Communication & Research, LLC	21,548	—
Edge Products, LLC	4,087	—
Alemite Holdings, Inc.	1,997	—
Technical Concepts Holdings, LLC	1,403	—
Cycle Gear, Inc.	—	3,706
The Lion Brewery, Inc.	—	1,896
ACS PTI, Inc.	—	1,891
Other, net	3,253	1,404

Total gross realized portfolio company gains	58,905	8,897

American Decorative Surfaces International, Inc.	(15,758)	—
Other, net	(473)	(776)

Total gross realized portfolio company losses	(16,231)	(776)

Total net realized portfolio company gains	42,674	8,121
Interest rate derivatives	1,524	(3,295)

Total net realized gains	$44,198	$4,826

In the first quarter of 2006, we received full repayment of our remaining $39,921 subordinated debt investment in 3SI Acquisition Holdings, Inc. and sold all of our common equity for $53,463 in proceeds realizing a total gain of $26,617 offset by a reversal of unrealized appreciation of $28,002. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $4,464.

In the first quarter of 2006, we received full repayment of our remaining $10,400 subordinated debt investment in Network for Medical Communication & Research, LLC and sold all of our common equity warrants for $22,275 in proceeds realizing a total gain of $21,548 offset by a reversal of unrealized appreciation of $23,110. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $1,320.

In the first quarter of 2006, we received full repayment of our $24,495 senior and subordinated debt investments in Edge Products, LLC and sold all of our equity investments for $5,539 in proceeds, net of tax, realizing a total gain of $4,087 offset by a reversal of unrealized appreciation of $2,276. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $869.

In the first quarter of 2006, American Decorative Surfaces International, Inc. ceased business operations and a receiver was appointed to liquidate its remaining assets. Although we are pursuing our claims in the receivership, we do not expect to receive any additional proceeds from the liquidation. Our remaining subordinated debt and equity investments were deemed worthless and we recognized a realized loss of $15,758 offset by the reversal of unrealized depreciation of $18,703.

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

Unrealized Appreciation and Depreciation of Investments

The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2006 and 2005:

	Number of Companies	Three Months Ended March 31, 2006	Number of Companies	Three Months Ended March 31, 2005
Gross unrealized appreciation of portfolio company investments	29	$159,526	20	$75,343
Gross unrealized depreciation of portfolio company investments	22	(119,054)	11	(41,891)
Reversal of prior period unrealized appreciation upon a realization	6	(37,498)	3	(8,735)

Net unrealized appreciation of portfolio company investments	57	2,974	34	24,717
Interest rate derivative periodic payment accrual	—	(1,311)	—	(280)
Interest rate derivative agreements	—	22,271	—	18,530

Net unrealized appreciation of investments	57	$23,934	34	$42,967

The fair value of the interest rate derivative agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. They appreciate or depreciate based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of interest rate derivative agreements. The increase in the fair value of our interest rate derivative agreements in the three month period ended March 31, 2006 is due primarily to the increase in average LIBOR in 2006 and a resulting increase in the forward interest rate yield curve.

As previously discussed, we record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date.

Our board of directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. In that regard, the board has retained Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan Lokey”) to assist it by having Houlihan Lokey regularly review a designated percentage of our fair value determinations. Houlihan Lokey is a leading valuation firm in the U.S., engaged in approximately 1,000 valuation assignments per year for clients worldwide. Each quarter, Houlihan Lokey reviews our determination of the fair value of approximately 25% of American Capital’s portfolio company investments that have been portfolio companies for at least one year and that have a fair value in excess of $10 million.

For the first quarter of 2006, Houlihan Lokey reviewed our valuations of 21 portfolio companies having an aggregate $730,000 in fair value as reflected in our consolidated financial statements as of March 31, 2006. Over the last four quarters, Houlihan Lokey has reviewed 96 portfolio companies totaling $3,208,000 in fair value as of their respective valuation dates. In addition, Houlihan Lokey representatives attend our quarterly valuation meetings and provide periodic reports and recommendations to our audit and compliance committee of the board of directors. For those portfolio company investments that Houlihan Lokey has reviewed using the scope of review set forth by our board, our board has made a fair value determination that is within the aggregate range of fair value for such investments as determined by Houlihan Lokey.

In February 2006, we entered into a commitment to provide $84,993 of mezzanine and equity financing to ASAlliances Biofuels, LLC to fund its development of three large scale ethanol production facilities. Construction of two of the facilities has commenced and construction of the third facility is projected to commence in the third quarter of 2006. The facilities are projected to be in operation in late 2007 to early 2008. As of March 31, 2006, our cost basis in ASAlliances Biofuels was $35,085, which represents a 43% diluted ownership interest. As of March 31, 2006, the fair value of our investment has appreciated to a fair value of $67,985. The increase in the valuation is driven in part by recent developments in the ethanol and energy markets and market comparables. In addition to its standard scope, we engaged Houlihan Lokey to review the value of ASAlliances Biofuels, since we determined that its fair value had risen significantly in the quarter in which the investment was made. The fair value of this investment as determined by our Board is within the range of fair value for the investment as determined by Houlihan Lokey.

Houlihan Lokey has been engaged, or may in the future be engaged, directly by us or our portfolio companies to provide investment banking services.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2006, we had $67,830 in cash and cash equivalents and $84,030 in restricted cash. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each month to pay interest and principal on the securitized debt. As of March 31, 2006, we had availability of $681,861 under our revolving debt funding facilities and $191,145 under our forward equity sale agreements assuming the forward prices as of March 31, 2006. During the three months ended March 31, 2006, we principally funded investments using draws on the revolving debt funding facilities, unsecured debt issuances and equity offerings, including forward equity sale agreements, as well as proceeds from sales of senior loans, repayments of loans and sales of equity investments.

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

We believe that we are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended. As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of March 31, 2006 and December 31, 2005, our asset coverage was 224% and 217%, respectively.

Equity Capital Raising Activities

Forward Sale Agreements

We periodically complete public offerings where shares of our common stock are sold in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements. The shares of common stock sold by third parties are borrowed from third party market sources by counterparties, or forward purchasers, of the forward sale agreements who then sell the shares to the public. Pursuant to the forward sale agreements, we are required to sell to the forward purchasers shares of our common stock generally at such times as we elect over a one-year period. The forward sale agreements provide for settlement on a settlement date or dates specified at our discretion within a one-year period. On a settlement date, we issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price is initially the public offering price of shares of our common stock less the underwriting discount. The forward sale agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and also is subject to specified decreases on certain dates during the duration of the agreement. The forward sale prices are also subject to decrease if the total cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

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

Our objective with the use of forward sale agreements is to allow us to manage more efficiently our debt to equity ratio, considering applicable statutory requirements and our capital needs associated with funding our investment activities. As a BDC, we are able to issue debt securities and preferred stock in an amount such that our asset coverage is at least 200% of the amount of our outstanding debt securities and preferred stock. Because we do not currently have any preferred stock outstanding, this provision of the 1940 Act effectively limits our ratio of debt to equity at this time to 1:1. However, as a practical matter, in order to provide sufficient flexibility to fund our projected investments and a cushion, we generally keep our debt to equity ratio somewhat below 1:1. For example, as of March 31, 2006, our ratio of debt to equity was 0.81:1.

A principal consideration in keeping our debt to equity ratio at less than 1:1 is that given the nature and variability of the equity capital markets, it is not practical to raise equity in frequent small increments, which would match in amount and timing our needs for investment funds. Thus, we are required to raise equity in larger increments than may be immediately invested and therefore we repay advances on our credit facilities with the proceeds of such equity issuances. We then make investments and manage our cash needs by drawing on our credit facilities. The funding sequence of issuing equity, repaying our credit facilities and then drawing on the credit facilities to fund new investments causes our average debt to equity ratio to be materially below 1:1. Moreover, because we cannot be assured that access to equity markets will be available whenever we may need equity capital to make a new investment, we must generally keep our credit availability somewhat higher and our debt to equity ratio materially lower than what would otherwise be if we were more readily assured access to equity capital. The use of the forward sale agreements beginning in 2004 has enabled us to increase our debt to equity ratio from 0.71 as of December 31, 2003 to 0.81 as of March 31, 2006.

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

Equity Offerings

For the first quarters of 2006 and 2005, we completed several public offerings of our common stock and entered into several forward sale agreements. The following table summarizes the total shares sold, including shares sold pursuant to the underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the first quarters of 2006 and 2005:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price per Share
February 2006 public offering	987	$35,620	$36.10
January 2006 public offering	600	$20,904	$34.84
Issuances under November 2005 Forward Sale Agreements	2,000	$71,661	$35.83
Issuances under September 2005 Forward Sale Agreements	750	$26,113	$34.82

Total for the three months ended March 31, 2006	4,337	$154,298	$35.58

March 2005 public offering	700	$21,080	$30.11
Issuances under September 2004 Forward Sale Agreements	1,000	$29,506	$29.51

Total for the three months ended March 31, 2005	1,700	$50,586	$29.76

In November 2005, we entered into forward sale agreements (the November 2005 Forward Sale Agreements”) to purchase 5,000 shares of common stock. The 5,000 shares of common stock were borrowed from third party market sources by counterparties, or forward purchasers, of the November 2005 Forward Sale Agreements who then sold the shares to the public. Pursuant to the November 2005 Forward Sale Agreements, we must sell to the forward purchasers 5,000 shares of our common stock generally at such times as we elect over a one-year period. The November 2005 Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at our discretion within the duration of the November 2005 Forward Sale Agreements through termination in November 2006. On a settlement date, we will issue shares of our common stock to the forward purchasers at the then applicable forward sale price. The forward sale price was initially $36.941 per share, which was the public offering price of shares of our common stock less the underwriting discount. The November 2005 Forward Sale Agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and is subject to decrease by $0.79, $0.03, $0.80, $0.81 and $0.82 per share on December 2, 2005, December 27, 2005, March 3, 2006, June 2, 2006 and September 1, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of March 31, 2006, there are 1,500 shares available under the November 2005 Forward Sale Agreements at a forward sale price of $35.83 per share.

In January 2006, we entered into a forward sale agreement (the “January 2006 Forward Sale Agreement”) to purchase 4,000 shares of common stock. The 4,000 shares of common stock were borrowed from third party market sources by the counterparty, or forward purchaser, of the January 2006 Forward Sale Agreement who then sold the shares to the public. Pursuant to the January 2006 Forward Sale Agreement, we must sell to the forward purchaser 4,000 shares of our common stock generally at such times as we elect over a one-year period. The January 2006 Forward Sale Agreement provides for settlement date or dates to be specified at our discretion within the duration of the January 2006 Forward Sale Agreement through termination in January 2007. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $34.84 per share, which was the public offering price of shares of our common stock less the underwriting discount. The January 2006 Forward Sale Agreement provides that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and is subject to a decrease by $0.80, $0.82, $0.85, and $0.86 on each of March 3, 2006, June 2, 2006, September 1, 2006 and December 1, 2006, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchaser of borrowing our common stock exceeds a specified amount. As of March 31, 2006, there are 4,000 shares available under the January 2006 Forward Sale Agreement at a forward sale price of $34.35 per share.

As of March 31, 2006, all other forward sale agreements had been fully settled.

Debt Capital Raising Activities

Our debt obligations consisted of the following as of March 31, 2006 and December 31, 2005:

Debt	March 31, 2006	December 31, 2005
Secured revolving debt-funding facility, $1,000,000 commitment	$538,139	$593,369
Unsecured revolving debt-funding facility, $310,000 commitment	215,000	162,000
Secured revolving debt-funding facility, $125,000 commitment	—	—
Unsecured debt due through September 2011	167,000	167,000
Unsecured debt due August 2010	126,000	126,000
Unsecured debt due October 2020	75,473	75,481
Unsecured debt due February 2011	22,126	—
TRS Facility	135,334	110,219
ACAS Business Loan Trust 2002-2 asset securitization	—	5,406
ACAS Business Loan Trust 2003-1 asset securitization	—	23,320
ACAS Business Loan Trust 2003-2 asset securitization	238	32,268
ACAS Business Loan Trust 2004-1 asset securitization	409,772	409,772
ACAS Business Loan Trust 2005-1 asset securitization	830,000	762,025

Total	$2,519,082	$2,466,860

The weighted average debt balance for the three months ended March 31, 2006 and 2005 was $2,431,000 and $1,572,900, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2006 and 2005 was 5.92% and 4.41%, respectively. We are currently in compliance with all of our debt covenants.

As of December 31, 2005, we had a $255,000 unsecured revolving line of credit with a syndication of lenders. In January 2006, we expanded the committed amount of our existing unsecured debt-funding facility from $255,000 to $310,000 as a result of new lender commitments.

In February 2006, we entered into a note purchase agreement to issue €14 million and £3 million of senior unsecured five-year notes to institutional investors in a private placement offering. The €14 million Series 2006-A Notes have a fixed interest rate of 5.177% and the £3 million Series 2006-B Notes have a fixed interest rate of 6.565%. Each series matures in February 2011. The note purchase agreement contains customary default provisions.

In January 2006, we issued the remaining $67,975 of Class A-2A notes under our asset securitization for ACAS Business Loan Trust 2005-1.

We have a total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. (“Wachovia”) under which we pledge certain of our investments to Wachovia from time to time in exchange for financing. Subject to the terms and conditions of the TRS Facility, we may generally repay and reborrow proceeds and are required to make payments to Wachovia on outstanding funds at a rate equal to one-month LIBOR plus 125 basis points. We must also repay all or a portion of any funded amount upon the occurrence of certain events. In addition to the pledged assets, Wachovia has recourse to us for any collateral shortfall up to $150 million. The TRS Facility contains customary default provisions and is scheduled to terminate in December 2006. We have treated the TRS Facility as a secured financing arrangement with the outstanding funded amount included as a debt obligation on the accompanying consolidated balance sheets.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment and loan grade. The weighted average investment grade was 3.1 as of both March 31, 2006 and December 31, 2005, respectively. The weighted average loan grade was 3.0 as of both March 31, 2006 and December 31, 2005, respectively. The weighted average investment grade is weighted based on the total fair value of both the loan and equity investments of a portfolio company. The weighted average loan grade is weighted based on the total fair value of only the loan investments of the portfolio company. At March 31, 2006 and December 31, 2005, our investment portfolio was graded as follows:

	March 31, 2006					December 31, 2005
Grade	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio
4	$941,277	19.2%	$500,860	15.3%	$916,910	18.6%	$519,053	15.7%
3	3,400,710	69.5%	2,249,056	68.8%	3,578,268	72.4%	2,369,924	71.8%
2	444,388	9.1%	413,604	12.6%	336,791	6.8%	301,094	9.1%
1	107,366	2.2%	107,351	3.3%	110,601	2.2%	110,585	3.4%

	$4,893,741	100.0%	$3,270,871	100%	$4,942,570	100.0%	$3,300,656	100%

The amounts above do not include our investments for which we have only invested in the equity securities of the company and our investments in CMBS and CDO securities.

In the first quarter of 2006, seven portfolio companies were upgraded from a loan grade 3 to a loan grade 4 and one portfolio company was upgraded from a loan grade 1 to a loan grade 2, while one portfolio company was downgraded from a loan grade 4 to a loan grade 3, five companies were downgraded from a loan grade 3 to a loan grade 2 and two portfolio companies were downgraded from a loan grade 2 to a loan grade 1.

We stop accruing interest on investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation determined by us could have an effect on the amount of our loans on non-accrual status. As of March 31, 2006, loans on non-accrual status for fourteen portfolio companies were $177,341, calculated as the cost plus unamortized OID, and had a fair value of $54,789. Loans with eight of the fourteen portfolio companies are grade 2 loans and loans with six of the fourteen portfolio companies are grade 1 loans. These loans include a total of $158,554 with PIK interest features. As of December 31, 2005, loans on non-accrual status for fourteen portfolio companies were $132,330, calculated as the cost plus unamortized OID, and had a fair value of $48,304. Loans with eight of the fourteen portfolio companies are grade 2 loans and loans with six of the fourteen portfolio companies are grade 1 loans. These loans include a total of $109,477 with PIK interest features.

As of March 31, 2006 and December 31, 2005, loans on accrual status, past due loans and loans on non-accrual status were as follows:

	Number of Portfolio Companies	March 31, 2006	Number of Portfolio Companies	December 31, 2005
Current	105	$3,229,164	111	$3,285,981

One Month Past Due		32,786		8,151
Two Months Past Due		—		11,026
Three Months Past Due		—		—
Greater than Three Months Past Due		34,808		34,498
Loans on Non-accrual Status		177,341		132,330

Subtotal	15	244,935	14	186,005

Total	120	$3,474,099	125	$3,471,986

Past Due and Non-accruing Loans as a Percent of Total Loans		7.1%		5.4%

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

We track our portfolio investments on a static-pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended March 31, 2006:

Static Pool
Portfolio Statistics (1) ($ in millions, unaudited):	Pre-1999	1999	2000	2001	2002	2003	2004	2005	2006	Aggregate	2001-2006 Aggregate
Original Investments and Commitments	$375	$380	$389	$368	$939	$1,316	$1,632	$3,159	$542	$9,100	$7,956
Total Exits and Prepayments of Original Investments	$141	$191	$226	$258	$404	$701	$472	$468	$—	$2,861	$2,303
Total Interest, Dividends and Fees Collected	$132	$129	$89	$142	$226	$263	$246	$195	$22	$1,444	$1,094
Total Net Realized (Loss) Gain on Investments	$(19)	$(22)	$(75)	$49	$16	$120	$9	$5	$—	$83	$199
Internal Rate of Return(2)	9.1%	4.9%	4.6%	22.9%	10.7%	25.7%	19.1%	20.7%	997.7%	15.3%	20.0%
Current Cost of Investments	$192	$175	$180	$92	$488	$625	$1,121	$2,187	$442	$5,502	$4,955
Current Fair Value of Investments	$160	$93	$186	$78	$406	$689	$1,166	$2,219	$475	$5,472	$5,033
Net Unrealized Appreciation/(Depreciation)	$(32)	$(82)	$6	$(14)	$(82)	$64	$45	$32	$33	$(30)	$78
Non-Accruing Loans at Face	$12	$30	$—	$29	$75	$10	$16	$5	$—	$177	$135
Equity Interest at Fair Value	$19	$7	$44	$40	$77	$296	$393	$943	$232	$2,051	$1,981
Debt to EBITDA(3)(4)(5)	7.4	8.3	4.8	4.3	7.0	4.8	4.6	4.6	4.6	5.0	4.8
Interest Coverage(3)(5)	1.5	1.7	2.7	1.7	2.1	2.3	2.2	2.3	1.8	2.2	2.2
Debt Service Coverage(3)(5)	1.4	1.4	1.9	1.3	1.7	1.8	1.5	1.8	1.2	1.6	1.6
Investment Grade(3)(5)	2.8	1.9	3.3	3.2	2.4	3.2	3.3	3.1	3.0	3.1	3.1
Average Age of Companies	39 yrs	54 yrs	28 yrs	38 yrs	34 yrs	15 yrs	41 yrs	29 yrs	17 yrs	30 yrs	29 yrs
Ownership Percentage	88%	70%	24%	66%	56%	70%	50%	54%	56%	56%	56%
Average Sales(5)(6)	$101	$68	$116	$176	$89	$107	$80	$108	$32	$95	$94
Average EBITDA(5)(7)	$6	$6	$32	$19	$10	$22	$16	$24	$9	$19	$19
Total Sales(5)(6)	$463	$397	$354	$1,763	$1,120	$1,474	$3,020	$4,461	$255	$13,307	$12,093
Total EBITDA(5)(7)	$37	$29	$79	$163	$104	$301	$556	$728	$42	$2,039	$1,894
% of Senior Loans(5)(8)	49%	50%	58%	23%	58%	46%	43%	42%	46%	46%	45%
% of Loans with Lien(5)(8)	65%	50%	85%	100%	99%	97%	80%	84%	100%	85%	87%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at current fair value.
(3)	These amounts do not include investments in which we own only equity.
(4)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(5)	Excludes investments in CMBS and CDO securities and European Capital Limited.
(6)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(8)	As a percentage of our total debt investments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Because we fund a portion of our investments with borrowings, our net increase in net assets from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See footnote 12 to our consolidated financial statements for additional information on the accounting treatment of our interest rate derivative agreements.

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

As of March 31, 2006, our interest rate derivative agreements have a remaining weighted average term of approximately 5.3 years. The following table presents the notional principal amounts of interest rate derivative agreements by class:

	March 31, 2006
Type of Interest Rate Derivative Agreements	Company Pays	Company Receives	Number of Contracts	Notional Value
Interest rate swaps – Pay fixed, receive LIBOR floating	4.51%(1)	LIBOR	39	$1,494,679
Interest rate swaps – Pay prime floating, receive LIBOR floating	Prime	LIBOR + 2.71%(1)	4	14,600
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR	4.54%(1)	3	47,093
Interest rate caps			4	24,587

Total			50	$1,580,959

	December 31, 2005
Type of Interest Rate Derivative Agreements	Company Pays		Company Receives		Number of Contracts	Notional Value
Interest rate swaps – Pay fixed, receive LIBOR floating	4.44	%(1)	LIBOR		37	$1,453,167
Interest rate swaps – Pay prime floating, receive LIBOR floating	Prime		LIBOR + 2.73	%(1)	5	106,730
Interest rate swaptions – Pay LIBOR floating, receive fixed	LIBOR		4.54	%(1)	3	47,093
Interest rate caps					5	25,361

Total					50	$1,632,351

(1)	Weighted average.

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

American Capital, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the first quarter of 2006.

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

Item 1A. Risk Factors

Investments in non-investment grade commercial mortgage-backed securities and collateralized debt obligations may be illiquid, may have a higher risk of default, and may not produce current returns

The commercial mortgage-backed securities and collateralized debt obligation bonds and preferred shares in which we invest are not investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Non-investment grade commercial mortgage-backed securities and collateralized debt obligation bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value. Non-investment grade securities usually provide a higher yield than do investment grade securities, but with the higher return comes greater risk of default. In addition, the fair value of these securities may change as interest rates change over time. Economic recessions or downturns may cause defaults or losses on collateral securing these securities to increase. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

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

Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.3.	Indenture, between ACAS Business Loan Trust 2003-1 and Wells Fargo Bank, National Association, dated as of May 21, 2003, incorporated by reference to Exhibit 2.k.29 of the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-89340), filed on June 13, 2003.

*4.4.	Indenture, between Wells Fargo Bank, National Association, as Indenture Trustee and ACAS Business Loan Trust 2003-2, as the Issuer, dated as of December 19, 2003, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2003 (File No. 814-00149), filed March 9, 2004.

*4.5.	Indenture, between Wells Fargo Bank, National Association, as Indenture Trustee and ACAS Business Loan Trust 2004-1, as the Issuer, dated as of December 2, 2004, incorporated herein by reference to Exhibit 4.1 of Form 8-K dated December 8, 2004.

*4.6.	Indenture, by and between ACAS Business Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee, dated as of October 4, 2005, incorporated herein by reference to Exhibit 4.8 of Form 10-Q for the quarter ended June 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.1.	Underwriting Agreement, dated January 5, 2006, by and between American Capital Strategies, Ltd. and Wachovia Capital Markets LLC, incorporated herein by reference to Exhibit 1.0 of Form 8-K dated January 11, 2006.

*10.2.	Forward Agreement, dated January 6, 2006, by and between American Capital Strategies, Ltd. and Wachovia Capital Markets, LLC, as agent for Wachovia Bank, National Association, incorporated herein by reference to Exhibit 1.1 of Form 8-K dated January 11, 2006.

*10.3.	Underwriting Agreement, dated March 29, 2006, by and among American Capital Strategies, Ltd., Citigroup Global Markets Inc., Wachovia Capital Markets LLC, J.P. Morgan Securities, LLC, UBS Securities LLC, A.G. Edwards & Sons, Inc., Bear, Stearns & Co. Inc., BB&T Capital Markets, a division of Scott & Stringfellow, Inc., Piper Jaffray & Co., BNP Paribas Securities Corp., Calyon Securities (USA) Inc. and RBC Capital Markets Corporation, incorporated herein by reference to Exhibit 1.0 of Form 8-K dated April 4, 2006.

*10.4.	Forward Agreement, dated March 29, 2006, by and between American Capital Strategies, Ltd. and Citigroup Global Markets Inc., incorporated herein by reference to Exhibit 1.1 of Form 8-K dated April 4, 2006.

*10.5.	Forward Agreement, dated March 29, 2006, by and between American Capital Strategies, Ltd. and Wachovia Capital Markets, LLC, as agent for Wachovia Bank, National Association, incorporated herein by reference to Exhibit 1.2 of Form 8-K dated April 4, 2006.

*10.6.	Form of American Capital Strategies, Ltd. 2006 Employee Stock Option Plan incorporated by reference to Exhibit I to the Definitive Proxy Statement for the 2006 Annual Meeting (File No. 814-00149) filed on April 11, 2006.

*10.7.	Form of Amended and Restated American Capital Incentive Bonus Plan incorporated by reference to Exhibit II to the Definitive Proxy Statement for the 2006 Annual Meeting (File No. 814-00149) filed on April 11, 2006.

*10.8.	Amended, Restated and Substituted Note in the amount of $31,000,000 made by American Capital Strategies, Ltd. in favor of Wachovia Bank, National Association, dated as of January 6, 2006, incorporated herein by reference to Exhibit 10.21 of Form 10-K dated March 14, 2006.

10.9.	Employment Agreement between the Company and Brian Graff, dated as of April 19, 2006, filed herewith.

*10.10	Note Purchase Agreement by and among American Capital Strategies, Ltd., The Prudential Assurance Company Limited (PAC), Panther CDO III B.V. and Panther CDO I B.V., dated February 9, 2006, incorporated herein by reference to Exhibit 10.01 of Form 8-K dated February 15, 2006.

*10.12	Fixed Rate Senior Note, Series 2006-A, due February 9, 2011 in the principal amount of 10,000,000 Euro made by American Capital Strategies, Ltd. in favor of The Prudential Assurance Company Limited (PAC), dated February 9, 2006, incorporated herein by reference to Exhibit 10.02 of Form 8-K dated February 15, 2006.

*10.13	Fixed Rate Senior Note, Series 2006-A, due February 9, 2011 in the principal amount of 4,000,000 Euro made by American Capital Strategies, Ltd. in favor of Panther CDO III B.V., dated February 9, 2006, incorporated herein by reference to Exhibit 10.03 of Form 8-K dated February 15, 2006.

*10.14	Fixed Rate Senior Note, Series 2006-B, due February 9, 2011 in the principal amount of 3,000,000 Sterling made by American Capital Strategies, Ltd. in favor of Panther CDO I B.V., dated February 9, 2006, incorporated herein by reference to Exhibit 10.04 of Form 8-K dated February 15, 2006.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Senior Vice President, Accounting and Reporting

Date: May 10, 2006