Form 10-Q
period 2006-06-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2006-08-09
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 31, 2006 was 142,195,053.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Investments at fair value (cost of $6,872,830 and $5,134,398, respectively)
Non-Control/Non-Affiliate investments (cost of $3,710,537 and $2,156,065, respectively)	$3,768,999	$2,135,795
Affiliate investments (cost of $418,808 and $420,370, respectively)	456,000	449,026
Control investments (cost of $2,743,485 and $2,557,963, respectively)	2,765,584	2,516,282
Derivative agreements	49,768	18,132

Total investments at fair value	7,040,351	5,119,235
Cash and cash equivalents	172,350	97,134
Restricted cash	65,977	121,772
Interest receivable	39,442	32,668
Other	90,502	78,300

Total assets	$7,408,622	$5,449,109

Liabilities and Shareholders’ Equity
Debt (maturing within one year of $350,607, and $180,634, respectively)	$3,370,301	$2,466,860
Derivative agreements	733	2,140
Accrued dividends payable	110,097	3,574
Other	92,890	78,898

Total liabilities	3,574,021	2,551,472

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 141,897 and 119,123 issued and 138,808 and 118,913 outstanding, respectively	1,388	1,189
Capital in excess of par value	3,641,112	2,942,814
Notes receivable from sale of common stock	(6,655)	(6,655)
Undistributed (distributions in excess of) net realized earnings	32,519	(22,408)
Net unrealized appreciation (depreciation) of investments	166,237	(17,303)

Total shareholders’ equity	3,834,601	2,897,637

Total liabilities and shareholders’ equity	$7,408,622	$5,449,109

Net asset value per share	$27.63	$24.37

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$84,480	$42,102	$152,040	$78,455
Affiliate investments	11,957	13,635	23,536	26,151
Control investments	60,102	42,173	112,088	79,722

Total interest and dividend income	156,539	97,910	287,664	184,328

Fee and Other Income
Non-Control/Non-Affiliate investments	39,435	10,474	57,329	13,078
Affiliate investments	1,178	3,405	1,506	5,238
Control investments	14,883	19,943	38,714	29,943

Total fee and other income	55,496	33,822	97,549	48,259

Total operating income	212,035	131,732	385,213	232,587

OPERATING EXPENSES:
Interest	40,778	21,990	76,760	39,336
Salaries, benefits and stock-based compensation	38,800	22,701	62,015	35,013
General and administrative	16,510	8,808	31,927	15,093

Total operating expenses	96,088	53,499	170,702	89,442

OPERATING INCOME BEFORE INCOME TAXES	115,947	78,233	214,511	143,145
Provision for income taxes	(6,708)	(4,759)	(12,376)	(5,784)

NET OPERATING INCOME	109,239	73,474	202,135	137,361

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	(13,336)	16,366	(8,424)	18,254
Affiliate investments	5,606	98	10,156	850
Control investments	24,895	15,893	58,335	21,374
Derivative agreements	4,334	(2,161)	5,630	(5,456)

Total net realized gain on investments	21,499	30,196	65,697	35,022

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	148,045	(7,872)	151,047	16,845
Derivative agreements	11,561	(16,449)	32,493	1,801

Total net unrealized appreciation (depreciation) of investments	159,606	(24,321)	183,540	18,646

Total net gain on investments	181,105	5,875	249,237	53,668

INCREASE IN NET ASSETS RESULTING FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	290,344	79,349	451,372	191,029
Cumulative effect of accounting change, net of tax	—	—	1,026	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$290,344	$79,349	$452,398	$191,029

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.82	$0.78	$1.60	$1.50
Diluted	$0.81	$0.76	$1.58	$1.46
NET EARNINGS PER COMMON SHARE:
Basic	$2.18	$0.84	$3.57	$2.08
Diluted	$2.16	$0.82	$3.54	$2.03
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	133,286	93,915	126,613	91,737
Diluted	134,189	96,731	127,675	94,078
DIVIDENDS DECLARED PER COMMON SHARE	$0.82	$0.75	$1.62	$1.48

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06)(7)	$10,000	$9,931	$9,941
		Common Stock Warrants (2,004 shares)(1)		534	5,346

				10,465	15,287
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		246	—

Algoma Holding Company	Building Products	Subordinated Debt (16.0%, Due 4/13)(7)	7,568	7,452	7,452
		Convertible Preferred Stock (70,000 shares)(1)		7,000	8,540

				14,452	15,992
AmSan, LLC	Distributors	Senior Debt (12.6%, Due 8/10)(7)	25,000	24,682	24,682
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares (5,000 shares)		4,428	4,428

Astrodyne Corporation	Electrical Equipment	Senior Debt (13.1%, Due 4/11)	6,500	6,377	6,377
		Subordinated Debt (12.0%, Due 4/12)(7)	11,000	10,854	10,854
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (552,705 shares)		10,996	10,996

				28,227	28,227

BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (13.6%, Due 9/10)(7)	13,687	13,561	13,561
		Subordinated Debt (16.0%, Due 9/11 – 9/12)(7)	52,811	52,263	52,263

				65,824	65,824

Barton Cotton Holding Corporation	Commercial Services & Supplies	Senior Debt (8.6%, Due 4/11 – 4/12)(7)	43,000	42,204	42,204
		Subordinated Debt (14.0%, Due 9/13)(7)	29,068	28,638	28,638
		Convertible Preferred Stock (115,200 shares)(1)		11,520	11,520
		Redeemable Preferred Stock (48,480 shares)		27,658	27,658
		Common Stock Warrants (215,467 shares)(1)		21,547	21,547

				131,567	131,567

BBB Industries, LLC	Auto Components	Senior Debt (11.1%, Due 6/13)	94,000	92,375	92,375

BC Natural Foods, LLC	Food Products	Subordinated Debt (17.0%, Due 9/10)(7)	15,750	15,299	15,299
		Common Membership Warrants (15.2% membership interest)(1)		3,331	7,528

				18,630	22,827

Beacon Hospice, Inc.	Health Care Providers & Services	Subordinated Debt (14.5%, Due 2/12)(7)	10,364	10,230	10,230

BLI Partners, LLC	Personal Products	Common Membership (20% membership interest)(1)		17,344	—

Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.6%, Due 9/12 – 8/13)(7)	13,707	13,568	13,568

Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)(7)	118,025	116,378	116,378

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (11.6%, Due 7/12)(7)	3,000	3,000	3,000

Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.7%, Due 3/10)	25,289	22,679	22,721
		Common Stock (11,850 shares)(1)		—	—
		Preferred Stock Warrants (1,564 shares)(1)		—	—
		Common Stock Warrants (197,322 shares)(1)		5,418	2,924
		Redeemable Preferred Stock (11,850 shares)(1)		441	241

				28,538	25,886

CIBT Global Inc.	Commercial Services & Supplies	Senior Debt (10.9%, Due 5/12)(7)	58,853	57,765	57,765

CoLTs 2005-1 Ltd.	Diversified Financial Services	Preference Shares (360 shares)		10,306	12,352

CoLTs 2005-2 Ltd.	Diversified Financial Services	Preference Shares (34,170,000 shares)		36,535	39,414

Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt (12.2%, Due 5/11)	14,000	13,825	13,825
		Subordinated Debt (14.4%, Due 5/12)(7)	31,149	22,386	28,374
		Redeemable Preferred Stock (20,219 shares)(1)		24,944	—
		Convertible Preferred Stock (950,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				61,155	42,199

Corporate Benefit Services of America, Inc.	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10)(7)	15,935	15,367	15,367
		Common Stock Warrants (6,828 shares)(1)		695	695

				16,062	16,062

Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11)(7)	14,000	11,521	11,521
		Common Stock Warrants (5,799,187 shares)(1)		3,865	3,277
		Redeemable Preferred Stock (2,000 shares)		1,775	1,775

				17,161	16,573

DelStar, Inc.	Building Products	Senior Debt (8.5%, Due 3/12)(7)	5,000	5,000	5,000
		Subordinated Debt (14.0%, Due 12/12)(7)	17,807	17,554	17,554
		Convertible Preferred Stock (50,722 shares)		5,192	7,374
		Redeemable Preferred Stock (45,650 shares)		18,673	18,673
		Common Stock Warrants (152,701 shares)(1)		29,019	31,529

				75,438	80,130

Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)(7)	27,527	27,148	27,148

Dynisco Parent, Inc.	Electronic Equipment & Instruments	Common Stock (10,000 shares)(1)		633	996
		Common Stock Warrants (2,115 shares)(1)		132	332

				765	1,328

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
EAG Acquisition, LLC	Commercial Services & Supplies	Senior Debt (9.1%, Due 9/10)(7)	400	369	369
		Subordinated Debt (16.0%, Due 9/11)(7)	13,409	13,228	13,228
		Common Stock Warrants (7,000,000 shares)(1)		—	8,301
		Redeemable Preferred Stock (7,000,000 shares)		7,475	7,475

				21,072	29,373

Easton Bell Sports LLC	Leisure Equipment & Products	Common Units (3,409,356 units)(1)		3,819	7,223

Edline, LLC	Software	Senior Debt (12.1%, Due 7/10)(7)	2,480	2,449	2,449
		Subordinated Debt (12.0%, Due 7/11)(7)	5,000	3,306	3,306
		Membership Warrants (2,121,212 units)(1)		1,784	2,313

				7,539	8,068

Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (10.2%, Due 3/10)	8,181	8,156	8,181
		Subordinated Debt (11.0%, Due 3/11)(6)	4,004	3,800	3,803
		Common Stock Warrants (31,897 shares)(1)		4,727	—
		Convertible Preferred Stock (260,048 shares)(1)		5,732	2,594

				22,415	14,578

FAMS Acquisition, Inc.	Diversifed Financial Services	Senior Debt (11.7%, Due 8/10 – 8/11)(7)	29,665	29,218	29,218
		Subordinated Debt (14.8%, Due 8/12 – 8/13)(7)	24,537	24,198	24,198
		Convertible Preferred Stock (1,477,557 shares)(1)		35,880	31,293

				89,296	84,709

Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)(7)	15,029	14,870	14,870
		Common Stock Warrants (122,397 shares)(1)		122	1,235

				14,992	16,105

FPI Holding Corporation	Food Products	Senior Debt (8.6%, Due 5/11 – 5/12)	60,825	59,722	59,722
		Subordinated Debt (15.0%, Due 5/13)	38,098	37,531	37,531
		Common Stock (9,312 shares)(1)		9,990	9,990
		Convertible Preferred Stock (37,248 shares)		40,223	40,223

				147,466	147,466

FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt (11.6%, Due 5/11)(7)	18,176	17,876	17,876
		Subordinated Debt (15.0%, Due 5/12)(7)	9,339	9,199	9,199
		Common Stock (41,860 shares) (1)		1,666	1,666
		Convertible Preferred Stock (41,860 shares)		1,677	1,677
		Redeemable Preferred Stock (83,720 shares)		13,470	13,470

				43,888	43,888

GE Commercial Mortgage Corporation, Series 2006-C1	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates (5.3%, Due 3/16)(7)	8,868	7,230	7,013

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Gibson Guitar Corp.	Leisure Equipment & Products	Senior Debt (11.9%, Due 8/10)(7)	32,500	31,818	31,818

Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12)(7)	31,557	31,226	31,226
		Redeemable Preferred Stock (5,000 shares)		6,786	6,786

				38,012	38,012

HP Evenflo Acquisition Co.	Household Durables	Senior Debt (11.6%, Due 8/10)(7)	18,418	18,223	18,223
		Common Stock (250,000 shares)(1)		2,500	4,789

				20,723	23,012

Infiltrator Systems, Inc.	Building Products	Subordinated Debt (14.0%, Due 9/13)(7)	29,419	29,004	29,004

Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt (11.3%, Due 3/11 – 3/13)(7)	27,613	26,800	26,800
		Subordinated Debt (15.0%, Due 3/14)(7)	17,131	16,879	16,879
		Convertible Preferred Stock (24,500 shares)		25,001	25,001

				68,680	68,680

Inovis International, Inc.	Software	Senior Debt (11.6%, Due 5/10)(7)	90,000	88,786	88,786

IPC Acquisition Corp.	Communications Equipment	Senior Debt (12.5%, Due 8/12)(7)	8,000	8,000	8,000

J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2006-LDP5	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates (5.0%, Due 12/15)(7)	136,158	78,801	77,445

JP Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/15 – 5/17)	16,251	12,895	12,895

JP Morgan-CIBC Commercial Mortgage-Backed Securities Trust 2006-RR1	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates (5.6%, Due 10/17 – 8/20)	11,753	7,581	7,581

Johnny Appleseed’s Inc.	Internet & Catalog Retail	Subordinated Debt (14.5%, Due 2/12)(7)	15,102	14,884	14,884

LB-UBS Commercial Mortgage Trust 2006-C4	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates (5.6%, Due 6/16 – 5/21)	48,542	26,337	26,337

LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes (6,700,000 shares)		6,538	6,538

Milton’s Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)(7)	8,500	8,388	8,388

Mirion Technologies	Electrical Equipment	Senior Debt (9.5%, Due 9/06 – 11/11)(7)	102,091	101,057	101,254
		Subordinated Debt (14.8%, Due 9/09 – 5/12)(7)	46,123	45,626	45,626
		Convertible Preferred Stock (747,431 shares)		60,942	60,942
		Common Stock (42,032 shares)(1)		4,755	8,460
		Common Stock Warrants (279,262 shares)(1)		31,752	73,282

				244,132	289,564

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
ML-CFC Commercial Mortgage Trust 2006-C2	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates (5.6%, Due 6/16 – 7/17)	57,546	32,090	32,090

Merrill Lynch Mortgage Trust 2006-C1	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates (5.6%, Due 5/16 – 12/25)(7)	71,584	40,896	40,896

Montana Silversmiths, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (12.1%, Due 10/06 – 10/11)(7)	17,241	16,978	16,978
		Subordinated Debt (14.0%, Due 10/12)(7)	16,459	16,244	16,244
		Common Stock (797,448 shares)(1)		1,000	1,000

				34,222	34,222

Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10)(7)	9,688	8,792	8,792
		Common Stock Warrants (247,368 shares)(1)		1,232	902

				10,024	9,694

Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt (7.7%, Due 10/15)(7)	6,113	6,113	6,113

Nursery Supplies, Inc.	Containers & Packaging	Subordinated Debt (14.0%, Due 5/13)(7)	20,451	20,177	20,177

Pelican Products, Inc.	Containers & Packaging	Senior Debt (12.3%, Due 10/11)(7)	15,000	14,815	14,815

PHC Acquisiton, Inc.	Diversified Consumer Services	Subordinated Debt (14.7%, Due 3/12 – 3/13)(7)	23,594	23,251	23,251
		Convertible Preferred Stock (11,246 shares)(1)		490	490
		Common Stock (907,692 shares)(1)		39,521	39,521

				63,262	63,262

Phillips & Temro Industries, Inc.	Auto Components	Senior Debt (11.6%, Due 12/10 – 12/11)(7)	26,100	26,033	26,033
		Subordinated Debt (15.0%, Due 12/12)(7)	16,900	16,853	16,853

				42,886	42,886

Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2,577	6,901

Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)(7)	27,094	26,809	26,809

Rocky Shoes & Boots, Inc.(2)	Textiles, Apparel & Luxury Goods	Senior Debt (13.1%, Due 1/11)(7)	10,000	9,892	9,892

RTL Acquisition Corp.	Health Care Providers & Services	Senior Debt (8.6%, Due 2/11 – 2/12)(7)	31,500	30,988	30,988
		Subordinated Debt (14.0%, Due 2/13)(7)	16,111	15,877	15,877
		Redeemable Preferred Stock (101,967 shares)		12,220	12,220
		Convertible Preferred Stock (221,447 shares)(1)		10,070	7,018
		Common Stock (11,655 shares)(1)		530	—
		Common Stock Warrants (101,967 shares)(1)		4,637	4,637

				74,322	70,740

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.5%, Due 7/09 – 6/10)(7)	22,322	22,001	22,001
		Subordinated Debt (14.4%, Due 6/11 – 6/12)(7)	12,774	12,530	12,530
		Convertible Preferred Stock (3,000 shares)(1)		305	305
		Redeemable Preferred Stock (11,000 shares)(1)		6,825	6,825
		Convertible Preferred Stock Warrants (50,175 shares)(1)		5,028	1,279

				46,689	42,940

Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)		6,582	2,676

Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)(7)	10,512	9,980	9,980
		Common Stock Warrants (5,187 shares)(1)		489	489

				10,469	10,469

Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (10.5%, Due 5/11 – 5/12)(7)	135,943	133,976	133,976
		Common Stock (50,000 shares)(1)		78	78

				134,054	134,054

SmithBucklin Corporation	Commericial Services & Supplies	Senior Debt (12.1%, Due 6/11)(7)	10,000	9,871	9,871
		Subordinated Debt (14.5%, Due 6/12)(7)	7,183	7,085	7,085

				16,956	16,956

Soff-Cut Holdings, Inc.	Machinery	Senior Debt (11.8%, Due 8/09 – 8/12)(7)	22,477	22,244	22,244

Specialty Brands of America, Inc.	Food Products	Senior Debt (10.8%, Due 12/06 – 5/11)(7)	22,619	22,367	22,367
		Subordinated Debt (13.4%, Due 9/08 – 5/14)(7)	39,842	39,624	39,624
		Redeeemable Preferred Stock (209,303 shares)		15,719	15,719
		Convertible Preferred Stock (185,950 shares)		18,763	18,763
		Common Stock (33,916 shares)(1)		3,392	3,392
		Common Stock Warrants (97,464 shares)(1)		9,746	9,746

				109,611	109,611

SSH Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (12.0%, Due 9/12)(7)	12,500	12,300	12,300
		Subordinated Debt (14.0%, Due 9/13)(7)	18,836	18,571	18,571
		Convertible Preferred Stock (511,000 shares)		53,144	101,067

				84,015	131,938

STB Holdings, Inc.	Commercial Services and Supplies	Senior Debt (8.9%, Due 6/12)	48,750	47,987	47,987
		Subordinated Debt (14.0%, Due 6/13 – 6/14)	84,075	82,826	82,826
		Common Stock (33,000,000 shares)(1)		33,000	33,000
		Convertible Preferred Stock (132,000 shares)		132,469	132,469

				296,282	296,282

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Stein World, LLC	Household Durables	Senior Debt (13.3%, Due 10/11)(7)	8,695	8,576	8,576
		Senior Subordinated Debt (18.0%, Due 10/12)(7)	11,976	11,815	11,815
		Junior Subordinated Debt (20.5%, Due 10/13)(7)(6)	12,247	11,287	7,154

				31,678	27,545

Supreme Corq Holdings, LLC	Household Products	Senior Debt (8.6%, Due 6/09)	4,301	4,208	4,208
		Subordinated Debt (12.0%, Due 6/12)(7)(6)	5,000	4,452	917
		Common Membership Warrants (3,359 shares)(1)		381	—

				9,041	5,125

Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Senior Debt (9.1%, Due 3/12)(7)	3,000	2,957	2,957
		Subordinated Debt (13.0%, Due 3/13)(7)	8,827	8,697	8,697
		Common Stock (5,000 shares)(1)		50	50
		Redeemable Preferred Stock (450 shares)		457	457

				12,161	12,161

Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants (792,149 shares)(1)		1,703	2,774

The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (12.2%, Due 5/10)(7) Subordinated Debt (14.5%, Due 5/12)(7)	22,150 13,197	21,959 13,065	21,959 13,065

				35,024	35,024

The Tensar Corporation	Construction & Engineering	Senior Debt (12.6%, Due 4/13)(7)	84,000	82,807	82,807
		Subordinated Debt (17.5%, Due 10/13)	28,894	28,508	28,508

				111,315	111,315

ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Senior Debt (13.1%, Due 9/08)	8,500	8,500	8,500
		Common Equity(1)		4,093	—

				12,593	8,500

T-NETIX, Inc.	Diversifed Telecommunication Services	Common Stock (17,544 shares)(1)		1,000	—

TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (13.0%, Due 3/11)(7)	13,000	12,904	12,904
		Subordinated Debt (15.0%, Due 4/12)(7)	16,684	16,524	16,524

				29,428	29,428

Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt (12.3%, Due 5/10 – 11/11)(7)	13,375	13,191	13,191
		Subordinated Debt (13.8%, Due 5/12)(7)	14,500	14,303	14,303
		Common Stock (2,000,000 shares)(1)		2,000	3,194

				29,494	30,688

UAV Corporation	Leisure Equipment & Products	Subordinated Debt (12.1%, Due 5/10)	9,000	8,893	8,893

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Unique Fabricating Incorporated	Auto Components	Senior Debt (12.3%, Due 2/10 – 2/12)(7)	6,453	6,343	6,343
		Subordinated Debt (14.9%, Due 2/13)(7)	6,944	6,852	6,852
		Redeemable Preferred Stock (2,500 shares)		2,613	2,613
		Common Stock Warrants (6,350 shares)(1)		330	330

				16,138	16,138

UFG Holding Corp.	Food Products	Senior Debt (9.6%, Due 5/12 – 5/14)	105,000	103,233	103,233
		Subordinated Debt (15.0%, Due 5/15 – 5/16)	50,167	49,420	49,420
		Common Stock (49,963 shares) (1)		4,996	4,996
		Convertible Preferred Stock (49,963 shares)(1)		4,996	4,996
		Redeemable Preferred Stock (39,970 shares)		40,325	40,325

				202,970	202,970

Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10)	10,700	10,361	10,361
		Common Stock Warrants (4,284 shares)(1)		462	1,596

				10,823	11,957

Vitesse CLO, Ltd.	Diversified Financial Services	Preference Shares (15,00,000 shares)		14,432	14,432

Wachovia Bank Commerical Mortgage Trust, Series 2006-C23	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates (5.1%, Due 2/16 – 11/28)(7)	130,017	64,143	63,223

Wachovia Bank Commerical Mortgage Trust, Series 2006-C26	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/16 – 8/16)	46,697	24,119	24,119

WIL Research Holding Company, Inc.	Biotechnology	Convertible Preferred Stock (1,210,086 shares)		1,307	1,728

Zenta Global, Ltd.(3)	IT Services	Senior Debt (17.4%, Due 5/11)(7)	64,170	63,284	63,284
		Common Units (265,565 units)(1)		27	27
		Preferred Units (1,380 units)(1)		1,392	1,392

				64,703	64,703
Subtotal Non-Control / Non-Affiliate Investments (54% of total investment assets and liabilities)				3,710,537	3,768,999

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (13.7%, Due 12/10)(7)	18,000	17,756	17,756
		Subordinated Debt (15.5%, Due 12/12)(7)	28,479	28,112	28,112
		Common Stock (281,401 shares)(1)		—	15,778
		Common Stock Warrants (101,131 shares)(1)		—	5,670

				45,868	67,316

Compusearch Holdings Company, Inc.	Software	Subordinated Debt (12.0%, Due 6/12)(7)	12,500	12,330	12,330
		Convertible Preferred Stock (40,039 shares)		1,619	1,619

				13,949	13,949

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Continental Structural Plastics, Inc.	Auto Components	Subordinated Debt (14.0%, Due 2/13)(7)	11,302	11,150	11,150
		Common Stock (3,000 shares)(1)		300	300
		Redeemable Preferred Stock (2,700 shares)		3,003	3,003

				14,453	14,453

FMI Holdco I, LLC	Road & Rail	Subordinated Debt (13.0%, Due 4/10)(7)	13,545	12,667	12,667
		Common Units (626,085 units)(1)		2,683	2,871
		Preferred Units (410,778 units)(1)		1,705	1,705

				17,055	17,243

Kirby Lester Holdings, LLC	Health Care Equipment & Supplies	Senior Debt (11.6%, Due 9/10 – 9/12)(7)	13,300	13,120	13,120
		Subordinated Debt (16.0%, Due 9/13)(7)	11,904	11,648	10,798
		Preferred Units (375 units)(1)		375	—

				25,143	23,918

Marcal Paper Mills, Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	4,594
		Common Stock (209,254 shares)(1)		—	4,591

				—	9,185

Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1,500	3,942

Nivel Holdings, LLC	Distributors	Senior Debt (8.6%, Due 4/11 – 4/12)(7)	6,748	6,633	6,633
		Subordinated Debt (14.9%, Due 4/13 – 4/14)(7)	16,553	16,308	16,308
		Preferred Units (900 units)(1)		476	476
		Common Units (100,000 units)(1)		100	650
		Common Membership Warrants (41,360 units)(1)		41	269

				23,558	24,336

Northwest Coatings, LLC	Containers & Packaging	Common Units (309,904 units)(1)		269	1,046
		Redeemable Preferred Units (2,777,419 units)(1)		2,624	2,642

				2,893	3,688

NPC Holdings, Inc.	Building Products	Senior Debt (12.1%, Due 6/12)(7)	4,500	4,440	4,440
		Subordinated Debt (15.0%, Due 6/13)(7)	8,210	8,097	8,097
		Common Stock (80 shares)(1)		8	8
		Redeemable Preferred Stock (13,275 shares)		9,992	9,992
		Convertible Preferred Stock (13,690 shares)		1,425	1,425
		Convertible Preferred Stock Warrants (43,782 shares)(1)		4,378	4,378

				28,340	28,340

Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt (17.0%, Due 12/12)(7)	29,374	28,992	28,992
		Common Units (500,000 units)(1)		500	—
		Preferred Units (4,500,000 units)(1)		4,500	986

				33,992	29,978

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Radar Detection Holdings Corp	Household Durables	Senior Debt (12.6%, Due 11/12)(7)	13,000	12,985	12,985
		Common Stock (69,795 shares)(1)		1,029	10,650

				14,014	23,635

Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12)(7)	17,877	17,713	17,713
		Common Stock (10,000 shares)(1)		10,000	10,000

				27,713	27,713

Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (16.4%, Due 12/10)(7)	5,080	5,007	5,007
		Subordinated Debt (14.5%, Due 12/11)(7)	9,222	8,779	8,779
		Partnership Units (144,552 units)(1)		1,253	2,027
		Redeemable Preferred Partnership Units (57,143 units)(1)		754	754

				15,793	16,567

TechBooks, Inc.	IT Services	Subordinated Debt (15.9%, Due 8/09)(7)	35,084	34,664	34,664
		Convertible Preferred Stock (4,373,178 shares)(1)		15,000	26,915

				49,664	61,579

The Hygenic Corporation	Health Care Equipment & Supplies	Senior Debt (12.1%, Due 10/12)(7)	18,000	17,734	17,734
		Common Stock (205,581 shares)(1)		1,195	8,047
		Redeemable Preferred Stock (9,300 shares)		11,044	11,044

				29,973	36,825

Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.6%, Due 6/07)(7)	15,350	15,328	15,328
		Common Stock (131,399 shares)(1)		13	—
		Redeemable Preferred Stock (131,399 shares)(1)		3,972	3,828

				19,313	19,156

Unwired Holdings, Inc.	Household Durables	Senior Debt (12.9%, Due 6/11)	7,600	7,323	7,323
		Senior Subordinated Debt (14.5%, Due 6/12)(7)	10,282	10,142	10,142
		Junior Subordinated Debt (16.0%, Due 6/13)(7)(6)	5,168	4,434	1,525
		Common Stock (100 shares)(1)		1	—
		Redeemable Preferred Stock (16,200 shares)(1)		16,200	—
		Convertible Preferred Stock (179,901 shares)(1)		1,799	—

				39,899	18,990

WFS Holding, Inc.	Software	Subordinated Debt (14.0%, Due 2/12)(7)	12,347	12,188	12,189
		Convertible Preferred Stock (35,000,000 shares)(1)		3,500	2,998

				15,688	15,187
Subtotal Affiliate Investments (6% of total investment assets and liabilities)				418,808	456,000

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
CONTROL INVESTMENTS

ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		22,848	21,762

Aeriform Corporation	Chemicals	Senior Debt (10.1%, Due 6/08 – 7/08)	23,235	23,235	23,235
		Subordinated Debt (0.0%, Due 5/09)(1)	46,158	35,000	31,629
		Common Stock Warrants (1,991,246 shares)(1)		—	—
		Redeemable Preferred Stock (10 shares)(1)		119	—

				58,354	54,864

American Driveline Systems, Inc.	Commercial Services & Supplies	Senior Debt (8.8%, Due 3/11 – 3/12)(7)	39,200	38,609	38,609
		Subordinated Debt (13.9%, Due 9/11 – 3/13)(7)	32,031	30,974	30,974
		Common Stock(220,735 shares)(1)		18,620	17,330
		Common Stock Warrants (345,568 shares)(1)		29,377	27,158
		Redeemable Preferred Stock (736,820 shares)		51,200	51,200

				168,780	165,271

ASAlliances Biofuels, LLC	Oil, Gas & Consumable Fuels	Subordinated Debt (17.0%, Due 2/15) Common Units (26,667 units)(1)	1,773	1,176 —	1,176 5,190
		Convertible Preferred Units (352,075 units)(1)		38,282	93,628

				39,458	99,994

Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (12.3%, Due 12/07)	5,251	5,251	5,251
		Subordinated Debt (13.9%, Due 9/06 – 3/09)	19,067	16,325	16,401
		Subordinated Debt (14.0%, Due 3/09)(6)	8,580	3,157	477
		Convertible Preferred Stock (13,301,300 shares)(1)		2,732	—
		Common Stock Warrants (4,268,905 shares)(1)		2,599	1,767

				30,064	23,896

Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14)(7)	3,592	2,946	2,946
		Common Stock (100 shares)(1)		483	476

				3,429	3,422

BPWest, Inc.	Energy Equipment & Services	Senior Debt (12.6%, Due 7/11)(7)	8,931	8,784	8,784
		Subordinated Debt (15.0%, Due 7/12)(7)	8,122	8,010	8,010
		Redeemable Preferred Stock (8,862 shares)		9,865	9,865
		Common Stock (886,232 shares)(1)		1	7,186

				26,660	33,845

Bridgeport International, LLC(3)	Machinery	Common membership units (100 units)(1)		2,730	—

Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1,492	400

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Consolidated Utility Services, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 5/10)(7)	6,809	6,729	6,729
		Common Stock (58,906 shares)(1)		1	2,303
		Redeemable Preferred Stock (3,625,000 shares)		4,076	4,076

				10,806	13,108

DanChem Technologies, Inc.	Chemicals	Senior Debt (11.1%, Due 12/10)	13,627	13,627	13,627
		Common Stock (427,719 shares)(1)		2,500	—
		Redeemable Preferred Stock (12,953 shares)(1)		10,893	1,731
		Common Stock Warrants (401,622 shares)(1)		2,221	—

				29,241	15,358

ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Senior Debt (13.6%, Due 4/10 – 4/12)(7)	15,400	15,154	15,154
		Subordinated Debt (16.5%, Due 4/14)(7)	9,923	9,788	9,788
		Common Stock (1,000 shares)(1)		19,025	24,272

				43,967	49,214

eLynx Holdings, Inc.	IT Services	Senior Debt (11.9%, Due 12/07 – 12/09)(7)	8,825	8,725	8,725
		Subordinated Debt (15.0%, Due 12/10 – 12/11)(7)	8,838	8,728	8,728
		Common Stock (9,326 shares)(1)		933	933
		Redeemable Preferred Stock (17,488 shares)		8,906	8,906
		Common Stock Warrants (108,735 shares)(1)		10,874	10,874

				38,166	38,166

ETG Holdings, Inc.	Containers & Packaging	Senior Debt (12.6%, Due 5/11)(7)	7,400	7,305	7,305
		Subordinated Debt (16.6%, Due 5/12 – 5/13)(7)	11,385	11,232	11,232
		Convertible Preferred Stock (333,145 shares)		16,910	16,910

				35,447	35,447

European Capital Limited(3)	Diversified Financial Services	Participating Preferred Shares (52,074,548 shares)(1)(8)		332,988	332,988
		Ordinary Shares (100 shares)(1)		—	—

				332,988	332,988

European Touch, LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06)(7)	1,158	1,158	1,158
		Subordinated Debt (12.4%, Due 11/06)(7)	15,640	15,146	15,146
		Common Stock (2,895 shares)(1)		1,500	6,280
		Redeemable Preferred Stock (450 shares)		578	578
		Common Stock Warrants (7,105 shares)(1)		3,683	16,172

				22,065	39,334

Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (18.5%, Due 11/09)(7)	6,250	6,215	6,215
		Subordinated Debt (14.9%, Due 11/10 – 11/11)(7)	12,685	12,578	12,578
		Common Stock (970,583 shares)(1)		9,706	5,460
		Redeemable Preferred Stock (145,000 shares)		11,930	11,930

				40,429	36,183

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Senior Debt (9.0%, Due 7/10 – 7/11)(7)	41,457	40,865	40,865
		Subordinated Debt (14.3%, Due 7/12 – 7/13)(7)	24,511	24,174	24,174
		Redeemable Preferred Stock (31,647,625 shares)(1)		31,648	18,439
		Convertible Preferred Stock (2,606,275 shares)(1)		5,213	—
		Common Stock (186,161 shares)(1)		372	—

				102,272	83,478

Future Food, Inc.	Food Products	Senior Debt (13.2%, Due 7/10)(7)	9,817	9,725	9,725
		Subordinated Debt (12.4%, Due 7/11 – 7/12)(7)	14,000	12,772	12,772
		Common Stock (92,738 shares)(1)		18,500	14,313
		Common Stock Warrants (6,500 shares)(1)		1,297	1,003

				42,294	37,813

FutureLogic, Inc.	Computers & Peripherals	Senior Debt (12.9%, Due 2/10 – 2/12)(7)	49,000	48,413	48,413
		Subordinated Debt (15.0%, Due 2/13)(7)	30,215	29,813	29,813
		Common Stock (222,162 shares)(1)		26,714	24,363

				104,940	102,589

Halex Holdings, Inc.	Construction Materials	Senior Debt (11.9%, Due 7/08 – 10/08)(7)	24,175	23,947	23,948
		Senior Subordinated Debt (15.0%, Due 8/10)(7)	13,991	13,891	13,891
		Junior Subordinated Debt (19.0%, Due 8/10)(6)	16,021	15,178	11,391
		Common Stock (1,551,971 shares)(1)		9,784	—
		Redeemable Preferred Stcok (1,000 shares)(1)		14,692	—
		Convertible Preferred Stock (145,996 shares)(1)		1,542	—

				79,034	49,230

Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt (10.4%, Due 12/10)	11,381	11,251	11,251
		Senior Debt (13.1%, Due 12/10)(6)	3,783	3,626	793
		Subordinated Debt (17.3%, Due 12/10)(6)	9,924	7,944	—

				22,821	12,044

Hospitality Mints, Inc.	Food Products	Senior Debt (13.1%, Due 11/10)(7)	7,388	7,299	7,299
		Subordinated Debt (12.4%, Due 11/11 – 11/12)(7)	18,500	18,218	18,218
		Convertible Preferred Stock (95,198 shares)		23,235	28,942
		Common Stock Warrants (86,817 shares)(1)		54	643

				48,806	55,102

Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08)	16,288	15,924	15,972
		Common Stock (426,205 shares)(1)		4,760	14,327
		Redeemable Preferred Stock (23,803 shares)		31,506	31,628
		Common Stock Warrants (530,000 shares)(1)		5,918	16,920

				58,108	78,847

Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11)(7)	22,798	22,589	22,589
		Common Stock (8,750 shares)(1)		3,500	19,437
		Redeemable Preferred Stock (1,000 shares)(1)		7,000	7,000
		Convertible Preferred Stock (8,750 shares)(1)		3,500	18,864

				36,589	67,890

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 – 2/12)(7)	23,286	23,070	23,070
		Common Stock (1,550,100 shares)(1)		1,550	50,681
		Redeemable Preferred Stock (13,950 shares)		16,907	16,907

				41,527	90,658

KIC Holdings, Inc.	Building Products	Senior Debt (12.5%, Due 9/10)	8,374	8,357	8,357
		Subordinated Debt (11.6%, Due 7/06 – 9/11)(6)	13,720	11,646	716
		Redeemable Preferred Stock (30,356 shares)(1)		16,485	—
		Common Stock (3,761 shares)(1)		5,100	—
		Common Stock Warrants (156,613 shares)(1)		3,060	—

				44,648	9,073

Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt (10.0%, Due 6/07 – 6/10)(7)	37,520	37,261	37,261
		Subordinated Debt (14.2%, Due 6/11 – 6/12)(7)	22,518	22,150	22,150
		Common Stock (20,000 shares)(1)		2,000	342
		Redeemable Preferred Stock (8,800 shares)(1)		5,981	5,981
		Common Stock Warrants (41,164 shares)(1)		4,116	1,276

				71,508	67,010

Logex Corporation	Road & Rail	Subordinated Debt (12.5%, Due 7/08)(6)	32,395	27,807	14,336
		Common Stock Warrants (137,839 shares)(1)		7,454	—
		Redeemable Preferred Stock (695 shares)(1)		3,930	—

				39,191	14,336

LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt (10.6%, Due 2/10)(7)	4,000	3,923	3,923
		Subordinated Debt (18.0%, Due 2/13)(7)	9,789	9,663	9,663
		Preferred Units (800 units)(1)		11,000	13,744

				24,586	27,330

MBT International, Inc.	Distributors	Senior Subordinated Debt (13.0%, Due 5/09)	987	816	816
		Junior Subordinated Debt (9.0%, Due 5/09)(6)	6,438	4,098	3,177

				4,914	3,993

MW Acquistion Corporation	Health Care Providers & Services	Senior Debt (12.6%, Due 2/12)(7)	26,030	25,626	25,626
		Subordinated Debt (15.9%, Due 2/13 – 2/14)(7)	23,899	23,552	23,552
		Common Stock (88,377 shares)(1)		9	9,674
		Redeemable Preferred Stock (88,377 shares)		32,238	32,238

				81,425	91,090

New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.5%, Due 7/08 – 8/23)	40,442	39,699	39,710
		Subordinated Debt (8.0%, Due 7/13)	611	130	611
		Common Stock (821,310 shares)(1)		105	30,855

				39,934	71,176

New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.1%, Due 12/08 – 12/09)(7)	32,124	27,602	27,685
		Common Stock (100 shares)(1)		—	—
		Convertible Preferred Stock (32,043 shares)(1)		11,500	15,468

				39,102	43,153

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
nSpired Holdings, Inc.	Food Products	Senior Debt (9.8%, Due 12/08 – 12/09)	21,007	20,873	20,873
		Common Stock (169,018 shares)(1)		13,686	—
		Redeemable Preferred Stock (29,500 shares)(1)		29,500	3,823

				64,059	24,696

Optima Bus Corporation	Machinery	Senior Debt (10.2%, Due 1/07 – 1/08)	7,066	7,066	7,066
		Subordinated Debt (12.0%, Due 5/11)(6)	3,758	2,136	2,140
		Common Stock (20,464 shares)(1)		1,896	—
		Convertible Preferred Stock (1,913,015 shares)(1)		16,805	2,725

				27,903	11,931

PaR Systems, Inc.	Machinery	Subordinated Debt (14.9%, Due 2/10)(7)	9,047	8,981	8,981
		Common Stock (341,222 shares)(1)		1,089	6,559
		Common Stock Warrants (29,205 shares)(1)		—	561

				10,070	16,101

Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (11.1%, Due 12/09 – 8/11)(7)	32,559	32,084	32,084
		Subordinated Debt (17.4%, Due 5/10 – 8/11)(7)	27,371	27,068	27,068
		Common Stock (98,799 shares)(1)		20,562	31,882

				79,714	91,034

PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (12.1%, Due 6/12)(7)	10,000	9,867	9,867
		Subordinated Debt (14.1%, Due 6/13)(7)	22,813	22,501	22,501
		Common Stock (69,120 shares)(1)		6,629	6,629
		Redeemable Preferred Stock (62,210 shares)		47,711	47,711
		Common Stock Warrants (199,095 shares)(1)		19,910	19,910

				106,618	106,618

Precitech, Inc.	Machinery	Senior Debt (11.5%, Due 12/09 – 12/10)	6,093	6,084	6,084
		Senior Subordinated Debt (16.0%, Due 12/11)	2,125	2,120	2,120
		Junior Subordinated Debt (17.0%, Due 12/12)(6)	7,758	5,054	4,230
		Redeemable Preferred Stock (35,807 shares)(1)		7,186	—
		Common Stock (22,040 shares)(1)		2,204	—
		Common Stock Warrants (22,783 shares)(1)		2,278	—

				24,926	12,434

Ranpak Acquisition, Inc.	Containers & Packaging	Senior Debt (7.8%, Due 12/11)	2,876	2,876	2,876
		Subordinated Debt (13.6%, Due 12/12 – 12/13)(7)	103,639	102,156	102,156
		Redeemable Preferred Stock (163,025 shares)		116,130	116,130
		Common Stock (181,139 shares)(1)		18,114	21,118
		Common Stock Warrants (541,970 shares)(1)		54,197	63,508

				293,473	305,788

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Reef Point Systems, Inc.	Communications Equipment	Convertible Preferred Stock (66,666,666 shares)(1)		12,000	12,000

SAV Holdings, Inc.	Commercial Services & Supplies	Senior Debt (12.1%, Due 11/11)(7)	17,000	16,558	16,558
		Subordinated Debt (14.0%, Due 11/12)(7)	12,147	11,975	11,975
		Redeemable Preferred Stock (25,920 shares)		27,214	27,214
		Common Stock (2,880,000 shares)(1)		2,880	29,002

				58,627	84,749

Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt (10.1%, Due 6/10)(7)	10,475	10,323	10,323
		Subordinated Debt (17.0%, Due 6/13)(7)	9,791	9,659	9,659
		Membership Units (485 units) (1)		6,061	9,815

				26,043	29,797

S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09) (6)	7,490	6,338	767

Stravina Holdings, Inc.	Personal Products	Senior Debt (9.0%, Due 1/10 – 4/11)	24,389	24,389	24,389
		Senior Debt (11.8%, Due 10/10 – 2/11)(6)	28,722	27,683	7,089
		Subordinated Debt (17.3%, Due 2/11)(6)	31,926	23,060	—
		Common Stock (1,000 shares) (1)		1	—
		Redeemable Preferred Stock (10,856,889 shares)(1)		7,172	—

				82,305	31,478

VP Acquisitons Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.5%, Due 10/13 – 10/14)(7)	18,328	18,000	18,000
		Common Stock (33,928 shares)(1)		42,410	46,956

				60,410	64,956

Warner Power, LLC	Electrical Equipment	Senior Debt (12.1%, Due 12/07)	6,447	6,447	6,447
		Subordinated Debt (12.6%, Due 12/06 –12/07)	4,988	4,434	4,434
		Common Membership Units (47,000 units)(1)		1,623	—
		Common Membership Warrants (916 units)(1)		1,123	175
		Redeeemable Preferred Stock (6,212,000 units)(1)		5,397	1,227

				19,024	12,283

Weber Nickel Technologies, Ltd.(3)	Machinery	Subordinated Debt (18.4%, Due 9/12)(6)	18,373	15,685	—
		Common Stock (44,834 shares)(1)		1,171	—
		Redeemable Preferred Stock (14,796 shares)(1)		11,847	—

				28,703	—

WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (12.1%, Due 12/11)(7)	11,328	11,156	11,156
		Subordinated Debt (14.2%, Due 12/12 –12/13)(7)	22,594	22,294	22,294
		Common Stock (4,826,476 shares)(1)		21,199	59,438

				54,649	92,888
Subtotal Control Investments (39% of total investment assets and liabilities)				2,743,485	2,765,584

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2006

(unaudited)

(in thousands, except share data)

Counterparty	Payment Terms	Description of Contract	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	19 Contracts Notional Amounts Totaling $698,452 (Expiring 7/06 – 3/16)	—	30,036
BMO Financial Group	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract Notional Amount Totaling $10,000 (Expiring 6/10)	—	508
Citibank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	5 Contracts Notional Amounts Totaling $573,678 (Expiring 4/12 – 6/20)	—	18,964
PNC Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract Notional Amount Totaling $26,215 (Expiring 6/16)	—	40
Wachovia Bank, N.A.	Interest Rate Swap—Pay Floating/ Receive Floating	1 Contract Notional Amount Totaling $2,000 (Expiring 1/07)	—	—
Citibank, N.A.	Interest Rate Swaption—Pay Floating/Receive Fixed	1 Contract Notional Amount Totaling $40,000 (Expiring 4/12)	—	220
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities)			—	49,768
Total Investment Assets			$6,872,830	$7,040,351

DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	8 Contracts Notional Amounts Totaling $87,838 (Expiring 9/07 – 6/16)	$—	$(591)
Bayerische Hypo-Und Vereinsbank AG, NY.	Interest Rate Swap—Pay Fixed/ Receive Floating	2 Contracts Notional Amounts Totaling $32,950 (Expiring 6/16)	—	(112)
Wachovia Bank, N.A.	Interest Rate Swap—Pay Floating/ Receive Floating	2 Contracts Notional Amounts Totaling $12,600 (Expiring 9/06 – 1/09)	—	(13)
Citibank, N.A.	Foreign Exchange Swap—Pay Euros/Receive GBP	1 Contract Notional Amount Totaling $5,215 (Expiring 2/11)	—	(17)
Total Investment Liabilities (less than 1% of total investment assets and liabilities)			$—	$(733)

(1)	Non-income producing.
(2)	Public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.
(8)	As of June 30, 2006, we have funded $332,988 of our equity commitment and have a remaining unfunded equity commitment of $309,346. See Note 14.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06)(7)	$10,000	$9,846	$9,886
		Common Stock Warrants (2,004 shares)(1)		534	3,044

				10,380	12,930

Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		246	—

Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)		124	2,443

AmSan, LLC	Distributors	Senior Debt (11.7%, Due 8/10)(7)	25,000	24,653	24,653

Astrodyne Corporation	Electrical Equipment	Senior Debt (12.2%, Due 4/11)(7)	6,500	6,365	6,365
		Subordinated Debt (12.0%, Due 4/12)(7)	11,000	10,845	10,845
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (552,705 shares)		10,783	10,783

				27,993	27,993

BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (12.8%, Due 9/10)(7)	15,000	14,847	14,847
		Subordinated Debt (16.0%, Due 9/11 – 9/12)(7)	52,016	51,444	51,444

				66,291	66,291

BBB Industries, LLC	Auto Components	Senior Debt (13.8%, Due 5/11)(7)	20,000	19,736	19,736
		Subordinated Debt (17.5%, Due 11/11)(7)	5,302	5,232	5,232

				24,968	24,968

BC Natural Foods, LLC	Food Products	Subordinated Debt (17.0%, Due 9/10)(7)	15,361	14,881	14,881
		Common Membership Warrants (15.2% membership interest)(1)		3,331	8,658

				18,212	23,539

Beacon Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.4%, Due 2/08 – 2/11)(7)	9,429	9,265	9,265
		Subordinated Debt (14.5%, Due 2/12)(7)	10,234	10,094	10,094

				19,359	19,359

BLI Partners, LLC	Personal Products	Common Membership (20% membership interest)(1)		17,344	—

Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.5%, Due 9/12 – 8/13)(7)	13,332	13,189	13,189

Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)(7)	117,436	115,717	115,717

Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (9.7%, Due 7/12)(7)	3,000	3,000	3,000

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Case Logic, Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.7%, Due 3/10)(7)	24,606	21,624	21,683
		Common Stock Warrants (197,322 shares)(1)		5,418	2,924
		Common Stock (11,850 shares)(1)		—	—
		Preferred Stock Warrants (1,564 shares)(1)		—	—
		Redeemable Preferred Stock (11,850 shares)(1)		441	241

				27,483	24,848

Colts 2005-1	Diversified Financial Services	Common Stock (360 shares)		11,043	12,785

Confluence Holdings Corp.	Leisure Equipment & Products	Senior Debt (11.3%, Due 5/11)(7)	14,000	13,809	13,809
		Subordinated Debt (14.7%, Due 5/12)(7)	37,529	28,804	37,683
		Redeemable Preferred Stock (20,119 shares)(1)		18,589	128
		Convertible Preferred Stock (950,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				61,202	51,620

Corporate Benefit Services of America, Inc.	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10)(7)	15,776	15,164	15,164
		Common Stock Warrants (6,828 shares)(1)		695	695

				15,859	15,859

Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, due 3/11)(7)	14,000	11,360	11,360
		Common Stock Warrants (5,799,187 shares)(1)		3,865	3,768
		Redeemable Preferred Stock (2,000 shares)		1,601	1,601

				16,826	16,729

DelStar, Inc.	Building Products	Senior Debt (8.0%, Due 12/10 – 12/11)(7)	40,007	39,333	39,333
		Subordinated Debt (14.0%, Due 12/12)(7)	17,629	17,367	17,367
		Convertible Preferred Stock (50,722 shares)		5,089	5,089
		Redeemable Preferred Stock (45,650 shares)		16,918	16,918
		Common Stock Warrants (152,701 shares)(1)		29,019	29,019

				107,726	107,726

Direct Marketing International LLC	Media	Subordinated Debt (14.3%, Due 7/12)(7)	24,230	23,881	23,881

Dynisco Parent, Inc.	Electronic Equipment & Instruments	Common Stock (10,000 shares)(1)		633	633
		Common Stock Warrants (2,115 shares)(1)		133	133

				766	766

EAG Acquisition, LLC	Commercial Services & Supplies	Senior Debt (8.3%, Due 1/06 – 9/10)(7)	13,650	13,458	13,458
		Subordinated Debt (16.0%, Due 9/11)	11,655	11,488	11,488
		Common Stock Warrants (7,000,000 shares)(1)		—	—
		Redeemable Preferred Stock (7,000,000 shares)		7,185	7,185

				32,131	32,131

Edline, LLC	Software	Senior Debt (11.3%, Due 7/10)(7)	2,790	2,752	2,752
		Subordinated Debt (12.0%, Due 7/11)(7)	5,000	3,219	3,219
		Membership Warrants (2,121,212 units)(1)		1,784	1,784

				7,755	7,755

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
FAMS Acquisition, Inc.	Diversifed Financial Services	Senior Debt (10.8%, Due 8/10 – 8/11)(7)	32,134	31,617	31,617
		Subordinated Debt (14.8%, Due 8/12 – 8/13)(7)	24,230	23,880	23,880
		Convertible Preferred Stock (1,477,557 shares)(1)		35,880	35,880

				91,377	91,377

Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)(7)	14,804	14,633	14,633
		Common Stock Warrants (122,397 shares)(1)		122	1,235

				14,755	15,868

Gibson Guitar Corp.	Leisure Equipment & Products	Senior Debt (11.0%, Due 8/10)(7)	32,500	31,754	31,754

Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12)(7)	31,020	30,677	30,677
		Redeemable Preferred Stock (5,000 shares)		6,293	6,293

				36,970	36,970

HP Evenflo Acquisition Co.	Household Durables	Senior Debt (12.8%, Due 8/10)(7)	23,000	22,765	22,765
		Common Stock (250,000 shares)(1)		2,500	2,500

				25,265	25,265

Infiltrator Systems, Inc.	Building Products	Subordinated Debt (14.0%, Due 9/13)(7)	29,052	28,625	28,625

Inovis International, Inc.	Software	Senior Debt (10.9%, Due 5/10)	90,000	88,666	88,666

IPC Acquisition Corp.	Communications Equipment	Senior Debt (11.7%, Due 8/12)(7)	8,000	8,000	8,000

J.P. Morgan Chase Commercial Mortgage Securities Corp.	Diversified Financial Services	Commercial Mortgage Pass-Through Certificates, Series 2005 - LDP5 (5.0%, Due 12/15)(7)	136,158	78,649	78,649

Milton's Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)(7)	8,627	8,509	8,509

Mirion Technologies	Electrical Equipment	Senior Debt (8.8%, Due 5/06 – 11/11)(7)	104,751	103,606	103,339
		Subordinated Debt (14.7%, Due 9/09 – 5/12)(7)	45,256	44,732	44,732
		Convertible Preferred Stock (747,431 shares)		57,528	57,528
		Common Stock (42,032 shares)(1)		4,755	4,755
		Common Stock Warrants (279,262 shares)(1)		31,752	31,752

				242,373	242,106

Montana Silversmiths, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (11.3%, Due 10/11)(7)	16,826	16,526	16,526
		Subordinated Debt (14.0%, Due 10/12)(7)	16,295	16,070	16,070
		Common Stock (797,448 shares)(1)		1,000	1,000

				33,596	33,596

Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10)(7)	9,627	8,654	8,654
		Common Stock Warrants (247,368 shares)(1)		1,232	1,950

				9,886	10,604

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
NewQuest, Inc.	Health Care Providers & Services	Subordinated Debt (15.0%, Due 3/12)(7)	35,901	35,405	35,405

Nursery Supplies, Inc.	Containers & Packaging	Subordinated Debt (14.0%, Due 5/13)(7)	20,246	19,959	19,959

Pelican Products, Inc.	Containers & Packaging	Senior Debt (11.5%, Due 10/11)(7)	15,000	14,802	14,802

Phillips & Temro Industries, Inc.	Auto Components	Senior Debt (10.7%, Due 12/10 – 12/11)(7)	26,100	26,028	26,028
		Subordinated Debt (15.0%, Due 12/12)(7)	16,900	16,852	16,852

				42,880	42,880

Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2,577	7,300

Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)(7)	26,689	26,394	26,394

Rocky Shoes & Boots, Inc.(2)	Textiles, Apparel & Luxury Goods	Senior Debt (12.3%, Due 1/11)(7)	30,000	29,631	29,631

Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (12.2%, Due 6/06 – 6/10)(7)	5,195	5,146	5,146
		Subordinated Debt (14.4%, Due 6/11 – 6/12)(7)	12,560	12,305	12,305
		Convertible Preferred Stock (3,000 shares)(1)		305	305
		Redeemable Preferred Stock (11,000 shares)(1)		6,825	6,825
		Convertible Preferred Stock Warrants (50,175 shares)(1)		5,028	1,278

				29,609	25,859

Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)		6,582	5,798

Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)(7)	10,500	9,947	9,947
		Common Stock Warrants (5,187 shares)(1)		489	489

				10,436	10,436

Schoor DePalma, Inc.	Construction & Engineering	Senior Debt (11.7%, Due 8/09 – 8/11)(7)	30,906	30,585	30,585
		Common Stock (50,000 shares)(1)		500	500

				31,085	31,085

Selig Sealing Products, Inc.	Containers & Packaging	Senior Debt (10.7%, Due 4/12)(7)	14,500	14,298	14,298

SmithBucklin Corporation	Commercial Services & Supplies	Senior Debt (11.2%, Due 6/11)(7)	10,000	9,860	9,860
		Subordinated Debt (14.5%, Due 6/12)(7)	7,093	6,992	6,992

				16,852	16,852

Soff-Cut Holdings, Inc.	Machinery	Senior Debt (10.9%, Due 8/09 – 8/12)(7)	22,627	22,370	22,370

SSH Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (11.3%, Due 9/12)(7)	12,500	12,289	12,289
		Subordinated Debt (14.0%, Due 9/13)(7)	18,624	18,352	18,352
		Convertible Preferred Stock (511,000 shares)		51,859	61,639

				82,500	92,280

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Stein World, LLC	Household Durables	Senior Debt (12.3%, Due 10/11)(7)	8,650	8,523	8,523
		Subordinated Debt (16.0%, Due 10/12 – 10/13)(7)	23,305	22,966	22,966

				31,489	31,489

Supreme Corq Holdings, LLC	Household Products	Senior Debt (7.8%, Due 6/09)	3,801	3,693	3,693
		Subordinated Debt (12.0%, Due 6/12)(7)	5,000	4,617	4,617
		Common Membership Warrants (3,359 shares)(1)		381	381

				8,691	8,691

Technical Concepts Holdings, LLC	Building Products	Senior Debt (10.4%, Due 2/08 – 2/10)(7)	13,423	13,388	13,388
		Subordinated Debt (12.3%, Due 2/11 – /12)(7)	15,000	13,616	13,616
		Common Membership Warrants (792,149 shares)(1)		1,703	1,703

				28,707	28,707

The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (11.5%, Due 5/10)(7)	17,238	17,014	17,014
		Subordinated Debt (14.5%, Due 5/12)(7)	13,032	12,879	12,879

				29,893	29,893

The Tensar Corporation	Construction & Engineering	Senior Debt (11.5%, Due 4/13)(7)	84,000	82,751	82,751
		Subordinated Debt (17.5%, Due 10/13)	20,603	20,306	20,306

				103,057	103,057

Three Sixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (12.3%, Due 9/08)	7,000	7,000	7,000
		Common Equity(1)		4,093	—

				11,093	7,000

T-NETIX, Inc.	Diversifed Telecommunication Services	Common Stock (17,544 shares)(1)		1,000	973

TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (12.1%, Due 3/11)(7)	13,000	12,896	12,896
		Subordinated Debt (15.0%, Due 4/12)(7)	16,436	16,269	16,269

				29,165	29,165

Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt (11.8%, Due 11/11)(7)	12,000	11,801	11,801
		Subordinated Debt (13.8%, Due 5/12)(7)	14,500	14,294	14,294
		Common Stock (2,000,000 shares)(1)		2,000	3,194

				28,095	29,289

UAV Corporation	Leisure Equipment & Products	Junior Subordinated Debt (11.2%, Due 5/10)	9,000	8,879	8,879
		Senior Subordinated Debt (16.3%, Due 5/10)(6)	15,533	14,687	2,643

				23,566	11,522

Unique Fabricating Incorporated	Auto Components	Senior Debt (11.8%, Due 2/10 – 2/12)(7)	5,875	5,754	5,754
		Subordinated Debt (14.9%, Due 2/13)(7)	6,850	6,755	6,755
		Redeemable Preferred Stock (2,500 shares)		2,447	2,447
		Common Stock Warrants (6,350 shares)(1)		330	330

				15,286	15,286

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Vector Products, Inc.	Electronic Equipment & Instruments	Senior Debt (11.8%, Due 9/10)(7)	35,000	34,498	34,498

Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10)(7)	10,593	10,223	10,223
		Common Stock Warrants (4,284 shares)(1)		462	1,595

				10,685	11,818

WIL Research Holding Company, Inc.	Biotechnology	Subordinated Debt (13.8%, Due 9/11)(7)	15,552	15,382	15,382
		Redeemable Preferred Stock (5,000,000 shares)		6,046	6,046
		Convertible Preferred Stock (1,210,086 shares)		1,276	1,276

				22,704	22,704

Zenta Global, Ltd.(3)	IT Services	Senior Debt (17.3%, Due 5/11)(7)	47,500	46,814	46,814
		Common Units (265,565 units)(1)		27	27
		Preferred Units (1,330 units)(1)		1,342	1,342

				48,183	48,183

Subtotal Non-Control / Non-Affiliate Investments (42% of total investment assets and liabilities)				2,156,065	2,135,795

AFFILIATE INVESTMENTS

Bankruptcy Management Solutions, Inc.	Commercial Services & Supplies	Senior Debt (12.9%, Due 12/10)(7)	18,000	17,734	17,734
		Subordinated Debt (15.5%, Due 12/12)(7)	27,983	27,601	27,601
		Common Stock (281,534 shares)(1)		—	6,116
		Common Stock Warrants (101,179 shares)(1)		—	2,198

				45,335	53,649

Compusearch Holdings Company, Inc.	Software	Subordinated Debt (12.0%, Due 6/12)(7)	12,500	12,321	12,321
		Convertible Preferred Stock (40,039 shares)		1,559	1,559

				13,880	13,880

Continental Structural Plastics, Inc.	Auto Components	Subordinated Debt (14.0%, Due 2/13)(7)	11,189	11,031	11,031
		Common Stock (3,000 shares)(1)		300	300
		Redeemable Preferred Stock (2,700 shares)		2,887	2,887

				14,218	14,218

Edge Products, LLC	Auto Components	Senior Debt (9.3%, Due 3/10)(7)	10,900	10,715	10,715
		Subordinated Debt (12.4%, Due 3/13)(7)	13,641	13,450	13,450
		Common Membership Units (7,620 units)(1)		1,749	2,320
		Common Membership Warrants (13,780 units)(1)		62	1,767

				25,976	28,252

FMI Holdco I, LLC	Road & Rail	Subordinated Debt (13.0%, Due 4/10)(7)	13,545	12,584	12,584
		Common Units (626,085 units)(1)		2,683	2,394
		Preferred Units (410,778 units)(1)		1,705	1,705

				16,972	16,683

Kirby Lester Holdings, LLC	Health Care Equipment & Supplies	Senior Debt (10.8%, Due 9/10 – 9/12)(7)	11,750	11,551	11,551
		Subordinated Debt (16.0%, Due 9/13)(7)	11,726	11,555	11,555
		Preferred Units (375 units)(1)		375	375

				23,481	23,481

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Marcal Paper Mills, Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	3,506
		Common Stock (209,254 shares)(1)		—	3,503

				—	7,009

Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1,500	3,942

Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12)(7)	8,832	8,701	8,701
		Preferred Units (900 units)(1)		900	900
		Common Units (100,000 units)(1)		100	336
		Common Membership Warrants (41,360 units)(1)		41	139

				9,742	10,076

Northwest Coatings, LLC	Containers & Packaging	Common Units (309,904 units)(1)		269	—
		Redeemable Preferred Units (2,777,419 units)(1)		2,624	2,575

				2,893	2,575

NPC Holdings, Inc.	Building Products	Senior Debt (11.2%, Due 6/12)(7)	4,500	4,415	4,415
		Subordinated Debt (15.0%, Due 6/13)(7)	8,108	7,991	7,991
		Common Stock (80 shares)(1)		8	8
		Redeemable Preferred Stock (13,275 shares)		9,451	9,451
		Convertible Preferred Stock (13,690 shares)		1,398	1,398
		Convertible Preferred Stock Warrants (43,782 shares)(1)		4,378	4,378

				27,641	27,641

PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)		1,052	5,192

Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt (15.0%, Due 12/12)(7)	28,813	28,418	28,418
		Common Units (500,000 units)(1)		500	—
		Preferred Units (4,500,000 units)(1)		4,500	3,282

				33,418	31,700
Radar Detection Holdings Corp	Household Durables	Senior Debt (11.5%, Due 11/12)(7)	13,000	12,984	12,984
		Common Stock (69,795 shares)(1)		1,029	9,787

				14,013	22,771

Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)		3,044	5,902

Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12)(7)	17,702	17,530	17,530
		Common Stock (10,000 shares)(1)		10,000	10,000

				27,530	27,530

Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (15.4%, Due 12/10)(7)	5,804	5,726	5,726
		Subordinated Debt (14.5%, Due 12/11)(7)	9,130	8,654	8,654
		Partnership Units (144,552 units)(1)		1,253	1,253
		Preferred Partnership Units (57,143 units)(1)		754	754

				16,387	16,387

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
TechBooks, Inc.	IT Services	Subordinated Debt (16.3%, Due 8/09)(7)	30,467	30,046	30,046
		Convertible Preferred Stock (4,373,178 shares)(1)		15,000	16,859

				45,046	46,905

The Hygenic Corporation	Health Care Equipment & Supplies	Subordinated Debt (15.5%, Due 1/12)(7)	10,971	10,857	10,857
		Common Stock (200,000 shares)(1)		1,000	6,982
		Redeemable Preferred Stock (9,000 shares)		10,380	10,380

				22,237	28,219

Trinity Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.4%, Due 6/06 – 6/07)(7)	16,150	16,114	16,026
		Common Stock (131,399 shares)(1)		13	—
		Redeemable Preferred Stock (131,399 shares)(1)		3,972	—

				20,099	16,026

Unwired Holdings, Inc.	Household Durables	Senior Debt (12.2%, Due 6/10 – 6/11)(7)	7,629	7,323	7,323
		Subordinated Debt (15.0%, Due 6/12 – 6/13)(7)	15,245	15,026	15,026
		Common Stock (100 shares)(1)		1	—
		Preferred Stock (16,200 shares)(1)		16,200	9,082
		Convertible Preferred Stock (179,901 shares)(1)		1,799	—

				40,349	31,431

WFS Holding, Inc.	Software	Subordinated Debt (14.0%, Due 2/12)(7)	12,224	12,057	12,057
		Convertible Preferred Stock (35,000,000 shares)(1)		3,500	3,500

				15,557	15,557
Subtotal Affiliate Investments (9% of total investment assets and liabilities)				420,370	449,026

CONTROL INVESTMENTS

3SI Acquisition Holdings, Inc.	Electronic Equipment & Instruments	Subordinated Debt (14.8%, Due 10/10 – 11/11)(7)	39,740	39,332	39,332
		Common Stock (855 shares)(1)		27,246	55,248

				66,578	94,580

ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		24,185	24,799

Aeriform Corporation	Chemicals	Senior Debt (9.3%, Due 6/08 – 7/08)	22,989	22,989	22,989
		Senior Subordinated Debt (14.0%, Due 5/09)	495	447	447
		Junior Subordinated Debt (0.0%, Due 5/09)(1)	46,158	34,998	1,169
		Common Stock Warrants (1,991,246 shares)(1)		—	—
		Redeemable Preferred Stock (10 shares)(1)		119	—

				58,553	24,605

American Decorative Surfaces International, Inc.	Building Products	Senior Debt (8.7%, Due 5/06)(6)	422	422	—
		Subordinated Debt (7.0%, Due 5/11)(6)	12,097	10,069	—
		Common Stock Warrants (64,868 shares)(1)		—	—
		Convertible Preferred Stock (55,000 shares)(1)		8,211	—

				18,702	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
ASC Industries, Inc.	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11)(7)	20,500	18,681	18,681
		Common Stock Warrants (74,888 shares)(1)		6,531	25,746
		Redeemable Preferred Stock (72,000 shares)		5,102	5,102

				30,314	49,529

Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (11.3%, Due 12/07)	5,251	5,251	5,251
		Subordinated Debt (13.9%, Due 9/06 – 3/09)	18,617	15,696	15,785
		Subordinated Debt (14.0%, Due 3/09)(6)	8,280	3,232	551
		Common Stock Warrants (4,268,905 shares)(1)		2,599	1,767
		Convertible Preferred Stock (13,301,300 shares)(1)		2,732	—

				29,510	23,354

Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14)(7)	3,622	2,976	2,976
		Common Stock (100 shares)(1)		483	476

				3,459	3,452

BPWest, Inc.	Energy Equipment & Services	Senior Debt (11.8%, Due 7/11)(7)	7,000	6,901	6,901
		Subordinated Debt (15.0%, Due 7/12)(7)	6,089	6,002	6,002
		Redeemable Preferred Stock (7,800 shares)		8,102	8,102
		Common Stock (780,000 shares)(1)		1	1

				21,006	21,006

Bridgeport International, LLC(3)	Machinery	Senior Debt (12.0%, Due 11/10)	4,648	238	238
		Common membership units (100 units)(1)		7,000	4,830

				7,238	5,068

Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1,492	400

Consolidated Utility Services, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 5/10)(7)	6,707	6,621	6,621
		Common Stock (58,906 shares)(1)		1	2,545
		Redeemable Preferred Stock (3,625,000 shares)		3,932	3,932

				10,554	13,098

Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt (14.3%, Due 9/11 – 9/12)(7)	15,025	14,176	14,176
		Redeemable Preferred Stock (252,020 shares)		18,489	18,489
		Common Stock Warrants (111,965 shares)(1)		11,197	11,115
		Common Stock (65,000 shares)(1)		6,500	3,073

				50,362	46,853

DanChem Technologies, Inc.	Chemicals	Senior Debt (10.3%, Due 12/10)	12,920	12,920	12,920
		Common Stock (427,719 shares)(1)		2,500	—
		Redeemable Preferred Stock (12,953 shares)(1)		10,893	845
		Common Stock Warrants (401,622 shares)(1)		2,221	—

				28,534	13,765

ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Senior Debt (12.6%, Due 4/10 – 4/12)(7)	16,450	16,209	16,209
		Subordinated Debt (16.5%, Due 4/14)(7)	9,751	9,612	9,612
		Common Stock (1,000 shares)(1)		19,025	19,025

				44,846	44,846

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
eLynx Holdings, Inc.	IT Services	Senior Debt (11.3%, Due 12/09)(7)	8,875	8,750	8,750
		Subordinated Debt (15.0%, Due 12/10 – 12/11)(7)	8,728	8,611	8,611
		Common Stock (9,326 shares)(1)		933	933
		Redeemable Preferred Stock (17,488 shares)		8,133	8,133
		Common Stock Warrants (108,735 shares)(1)		10,874	10,874

				37,301	37,301

ETG Holdings, Inc.	Containers & Packaging	Senior Debt (11.8%, Due 5/11)(7)	7,400	7,298	7,298
		Subordinated Debt (15.7%, Due 5/12 – 5/13)(7)	11,262	11,102	11,102
		Convertible Preferred Stock (333,145 shares)		16,242	16,242

				34,642	34,642

Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (9.4%, Due 5/06 – 3/08)(7)	8,149	8,119	8,149
		Subordinated Debt (11.0%, Due 3/08)(6)(7)	7,766	7,645	7,270
		Common Stock Warrants (31,897 shares)(1)		1,110	—
		Convertible Preferred Stock (260,048 shares)(1)		5,732	—

				22,606	15,419

European Capital Limited(3)	Diversified Financial Services	Senior Debt (5.5%, Due 3/06)	24,861	24,861	24,861
		Ordinary Shares (100 shares)(1)(8)		—	—
		Participating Preferred Shares (52,074,548 shares)(1)		153,328	153,328

				178,189	178,189

European Touch, LTD. II	Commercial Services & Supplies	Senior Debt (9.0%, Due 11/06)(7)	2,336	2,336	2,336
		Subordinated Debt (12.4%, Due 11/06)(7)	15,640	14,497	14,497
		Common Stock (2,895 shares)(1)		1,500	6,280
		Redeemable Preferred Stock (450 shares)		556	556
		Common Stock Warrants (7,105 shares)(1)		3,683	16,172

				22,572	39,841

Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (17.7%, Due 11/09)(7)	4,500	4,460	4,460
		Subordinated Debt (14.9%, Due 11/10 – 11/11)(7)	12,514	12,401	12,401
		Common Stock (970,583 shares)(1)		9,706	22,233
		Redeemable Preferred Stock (145,000 shares)		11,226	11,226

				37,793	50,320

Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Senior Debt (8.2%, Due 7/10 – 7/11)(7)	39,466	38,789	38,789
		Subordinated Debt (14.3%, Due 7/12 – 7/13)(7)	24,235	23,885	23,885
		Redeemable Preferred Stock (31,647,625 shares)(1)		31,648	34,118
		Convertible Preferred Stock (2,606,275 shares)(1)		5,213	131
		Common Stock (186,161 shares)(1)		372	—

				99,907	96,923

Future Food, Inc.	Food Products	Senior Debt (12.2%, Due 7/10)(7)	9,867	9,766	9,766
		Subordinated Debt (12.4%, Due 7/11 – 7/12)(7)	14,000	12,702	12,702
		Common Stock (92,738 shares)(1)		18,500	16,566
		Common Stock Warrants (6,500 shares)(1)		1,297	1,201

				42,265	40,235

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (12.0%, Due 2/10 – 2/12)(7)	50,250	49,591	49,591
		Subordinated Debt (15.0%, Due 2/13)(7)	29,761	29,346	29,346
		Common Stock (221,672 shares)(1)		26,685	15,186

				105,622	94,123

Halex Holdings, Inc.	Construction Materials	Senior Debt (11.1%, Due 7/08 – 10/08)(7)	24,425	24,148	24,148
		Subordinated Debt (17.1%, Due 8/10)(7)	29,400	29,245	29,245
		Common Stock (163,083 shares)(1)		6,784	985
		Redeemable Preferred Stock (1,000 shares)		14,631	14,631
		Convertible Preferred Stock (145,996 shares)(1)		1,603	1,772

				76,411	70,781

Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt (10.5%, Due 12/10)(7)	14,157	13,859	13,859
		Subordinated Debt (16.0%, Due 12/10)(7)	5,290	4,955	4,955
		Subordinated Debt (19.0%, Due 12/10)(6)	3,807	3,222	1,485

				22,036	20,299

Hospitality Mints, Inc.	Food Products	Senior Debt (12.2%, Due 11/10)(7)	7,425	7,329	7,329
		Subordinated Debt (12.4%, Due 11/11 – 11/12)(7)	18,500	18,202	18,202
		Convertible Preferred Stock (95,198 shares)		22,325	28,032
		Common Stock Warrants (86,817 shares)(1)		54	643

				47,910	54,206

Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08)(7)	16,288	15,810	15,872
		Common Stock (426,205 shares)(1)		4,760	1,998
		Redeemable Preferred Stock (23,803 shares)		20,189	29,251
		Common Stock Warrants (530,000 shares)(1)		5,918	4,328

				46,677	51,449

Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11)(7)	22,450	22,228	22,228
		Common Stock (8,750 shares)(1)		3,500	15,369
		Redeemable Preferred Stock (1,000 shares)(1)		7,000	7,000
		Convertible Preferred Stock (8,750 shares)(1)		3,500	14,981

				36,228	59,578

KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 – 2/12)(7)	22,790	22,562	22,562
		Common Stock (1,550,100 shares)(1)		1,550	60,966
		Redeemable Preferred Stock (13,950 shares)		16,242	16,242

				40,354	99,770

KIC Holdings, Inc.	Building Products	Senior Debt (12.5%, Due 9/07)(7)	7,464	7,440	7,440
		Subordinated Debt (11.8%, Due 9/08)(7)	3,883	3,725	3,725
		Subordinated Debt (18.3%, Due 9/08)(6)	7,769	7,448	2,780
		Redeemable Preferred Stock (30,356 shares)(1)		16,485	—
		Common Stock (3,761 shares)(1)		5,100	—
		Common Stock Warrants (156,613 shares)(1)		3,060	—

				43,258	13,945

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt (9.1%, Due 6/07 – 6/10)(7)	35,400	35,085	35,085
		Subordinated Debt (14.2%, Due 6/11 – 6/12)(7)	22,266	21,881	21,881
		Common Stock (20,000 shares)(1)		2,000	966
		Redeemable Preferred Stock (8,800 shares)		5,981	5,981
		Common Stock Warrants (41,164 shares)(1)		4,116	3,341

				69,063	67,254

Logex Corporation	Road & Rail	Senior Subordinated Debt (12.0%, Due 7/08)(7)	23,203	22,051	22,051
		Junior Subordinated Debt (14.0%, Due 7/08)(6)	6,545	4,758	4,135
		Common Stock Warrants (137,839 shares)(1)		7,454	—
		Redeemable Preferred Stock (695 shares)(1)		3,930	—

				38,193	26,186

LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt (9.8%, Due 2/10)(7)	4,600	4,509	4,509
		Subordinated Debt (18.0%, Due 2/13)(7)	9,499	9,369	9,369
		Preferred Units (800 units)(1)		11,000	15,321

				24,878	29,199

MBT International, Inc.	Distributors	Senior Subordinated Debt (13.0%, Due 5/09)	987	794	794
		Junior Subordinated Debt (9.0%, Due 5/09)(6)	6,253	4,120	3,199

				4,914	3,993

Network for Medical Communication & Research, LLC	Commercial Services & Supplies	Subordinated Debt (13.0%, Due 12/06)(7)	10,400	9,923	9,923
		Common Membership Warrants (50,128 units)(1)		2,038	25,148

				11,961	35,071

New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.3%, Due 6/06 – 8/23)	54,992	54,163	54,179
		Subordinated Debt (8.0%, Due 7/13)	587	106	587
		Common Stock (771,839 shares)(1)		95	921

				54,364	55,687

New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.1%, Due 12/08 – 12/09)(7)	32,994	27,915	28,009
		Common Stock (100 shares)(1)		—	—
		Convertible Preferred Stock (32,043 shares)(1)		11,500	17,085

				39,415	45,094

nSpired Holdings, Inc.	Food Products	Senior Debt (9.5%, Due 12/08 – 12/09)	17,431	17,268	17,268
		Subordinated Debt (18.0%, Due 8/07)(6)(7)	9,614	9,133	4,270
		Common Stock (169,018 shares)(1)		5,000	—
		Redeemable Preferred Stock (29,500 shares)(1)		29,500	—

				60,901	21,538

Optima Bus Corporation	Machinery	Senior Debt (9.2%, Due 6/06 – 1/08)	5,455	5,456	5,456
		Subordinated Debt (10.0%, Due 5/11)(6)	3,758	2,336	2,354
		Common Stock (20,464 shares)(1)		1,896	—
		Convertible Preferred Stock (1,913,015 shares)(1)		16,807	—

				26,495	7,810

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10)(7)	4,632	4,632	4,632
		Common Stock (341,222 shares)(1)		1,089	6,560
		Common Stock Warrants (29,205 shares)(1)		—	561

				5,721	11,753
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (10.2%, Due 12/09 – 8/11)(7)	34,134	33,591	33,591
		Subordinated Debt (17.4%, Due 5/10 – 8/11)(7)	26,769	26,455	26,455
		Common Stock (98,799 shares)(1)		20,562	20,562

				80,608	80,608

PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (11.2%, Due 6/12)(7)	10,000	9,859	9,859
		Subordinated Debt (13.7%, Due 6/13)(7)	24,663	24,310	24,310
		Common Stock (69,120 shares)(1)		6,629	6,629
		Redeemable Preferred Stock (62,210 shares)		45,071	45,071
		Common Stock Warrants (199,095 shares)(1)		19,910	19,910

				105,779	105,779

Precitech, Inc.	Machinery	Senior Debt (11.1%, Due 12/09 – 12/10)(7)	5,338	5,327	5,327
		Senior Subordinated Debt (16.0%, Due 12/11)	2,083	2,083	2,083
		Junior Subordinated Debt (17.0%, Due 12/12) (6)	7,127	5,049	5,336
		Redeemable Preferred Stock (35,807 shares)(1)		7,187	—
		Common Stock (22,040 shares)(1)		2,204	—
		Common Stock Warrants (22,783 shares)(1)		2,278	663

				24,128	13,409

Ranpak Acquisition, Inc.	Containers & Packaging	Senior Subordinated Debt (13.6%, Due 12/12 – 12/13)(7)	102,603	101,068	101,068
		Redeemable Preferred Stock (163,025 shares)		109,480	109,480
		Common Stock (181,139 shares)(1)		18,114	18,114
		Common Stock Warrants (541,970 shares)(1)		54,197	54,197

				282,859	282,859

SAV Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 11/11)	17,000	16,526	16,526
		Subordinated Debt (14.0%, Due 11/12)	12,026	11,847	11,847
		Redeemable Preferred Stock (26,370 shares)		26,145	26,145
		Common Stock (2,930,000 shares)(1)		2,880	2,880

				57,398	57,398

Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt (9.3%, Due 6/10)(7)	11,325	11,144	11,144
		Subordinated Debt (17.0%, Due 6/13)(7)	10,045	9,906	9,906
		Membership Units (760 units)(1)		9,500	11,205

				30,550	32,255

Specialty Brands of America, Inc.	Food Products	Senior Debt (10.0%, Due 12/06 – 5/11)(7)	25,343	25,055	25,055
		Subordinated Debt (15.4%, Due 9/08 – 5/13)(7)	22,015	21,781	21,781
		Redeemable Preferred Stock (209,303 shares)		14,739	14,739
		Convertible Preferred Stock (336,000 shares)		35,208	35,208
		Common Stock (33,916 shares)(1)		3,392	3,392
		Common Stock Warrants (97,464 shares)(1)		9,746	9,746

				109,921	109,921

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)(6)	7,490	6,290	1,202

Stravina Holdings, Inc.	Personal Products	Senior Debt (12.2%, Due 1/10 – 4/11)	47,307	46,964	46,964
		Subordinated Debt (17.4%, Due 4/13)(6)	34,542	26,243	4,555
		Common Stock (1,000 shares)(1)		1	—

				73,208	51,519

VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Senior Debt (8.3%, Due 10/11)(7)	500	428	428
		Subordinated Debt (14.5%, Due 10/13 – 10/14)	18,099	17,831	17,831
		Common Stock (33,928 shares)(1)		42,410	42,410

				60,669	60,669

Warner Power, LLC	Electrical Equipment	Senior Debt (11.2%, Due 12/07)	6,616	6,616	6,616
		Subordinated Debt (12.6%, Due 12/06 – 12/07)(7)	4,988	4,454	4,482
		Common Membership Units (47,000 units)(1)		1,623	—
		Common Membership Warrants (916 units)(1)		1,123	175
		Redeemable Preferred Stock (5,012,000 units)(1)		4,197	27

				18,013	11,300

Weber Nickel Technologies, Ltd.(3)	Machinery	Subordinated Debt (17.7%, Due 2/06 – 9/12)(6)(7)	16,776	15,996	8,534
		Common Stock (44,834 shares)(1)		1,171	—
		Redeemable Preferred Stock (14,796 shares)(1)		11,847	—

				29,014	8,534

WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 12/11)(7)	11,385	11,193	11,193
		Subordinated Debt (14.2%, Due 12/12 – 12/13)(7)	22,399	22,088	22,088
		Common Stock (4,826,476 shares)(1)(7)		21,236	41,587

				54,517	74,868
Subtotal Control Investments (49% of total investment assets and liabilities)				2,557,963	2,516,282

Counterparty	Payment Terms	Description of Contract		Cost	Fair Value

DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Interest Rate Swap— Pay Fixed/Receive Floating	27 Contracts Notional Amounts Totaling $817,142 (Expiring 6/06 – 1/14)		—	12,274
BMO Financial Group	Interest Rate Swap— Pay Fixed/Receive Floating	1 Contract Notional Amounts Totaling $10,000 (Expiring 6/10)		—	273
Citibank, N.A.	Interest Rate Swap— Pay Fixed/Receive Floating	1 Contract Notional Amounts Totaling $530,000 (Expiring 4/12)		—	4,460
Wachovia Bank, N.A.	Interest Rate Swaption— Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $7,093 (Expiring 4/11 – 2/12)		—	101
Citibank, N.A.	Interest Rate Swaption— Pay Floating/Receive Fixed	1 Contract Notional Amounts Totaling $40,000 (Expiring 4/12)		—	552
Wachovia Bank, N.A.	Interest Rate Caps	5 Contracts Notional Amounts Totaling $25,361 (Expiring 1/06 – 2/11)		—	472
Subtotal Interest Rate Derivative Agreements (less than 1% of total investment assets and liabilities)				—	18,132
Total Investment Assets				$5,134,398	$5,119,235

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Counterparty	Payment Terms	Description of Contract	Cost	Fair Value

DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Interest Rate Swap— Pay Fixed/Receive Floating	8 Contracts Notional Amounts Totaling $96,025 (Expiring 9/07 – 8/09)	—	(2,035)
Wachovia Bank, N.A.	Interest Rate Swap— Pay Floating/ Receive Floating	5 Contracts Notional Amounts Totaling $106,730 (Expiring 3/06 – 12/09)	—	(105)
Total Investment Liabilities (less than 1% of total investment assets and liabilities)			$—	$(2,140)

(1)	Non-income producing.
(2)	Public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.
(8)	As of December 31, 2005, we have funded $153,328 of our equity commitment and have a remaining unfunded equity commitment of $464,614. See Note 14.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
Operations:
Net operating income	$202,135	$137,361
Net realized gain on investments	65,697	35,022
Net unrealized appreciation of investments	183,540	18,646
Cumulative effect of accounting change, net of tax	1,026	—

Net increase in net assets resulting from operations	452,398	191,029

Shareholder distributions:
Common stock dividends from net operating income	(202,135)	(135,796)
Common stock dividends in excess of net operating income	(3,963)	—

Net decrease in net assets resulting from shareholder distributions	(206,098)	(135,796)

Capital share transactions:
Issuance of common stock	760,622	237,841
Issuance of common stock under stock option plans	6,930	24,696
Issuance of common stock under dividend reinvestment plan	10,941	8,755
Issuance of non-recourse notes receivable to purchase common stock	(3,050)	(7,075)
Purchase of common stock held in deferred compensation trusts	(95,560)	—
Stock-based compensation	12,748	6,344
Cumulative effect of accounting change	(1,432)	—
Other	(535)	166

Net increase in net assets resulting from capital share transactions	690,664	270,727

Total increase in net assets	936,964	325,960
Net assets at beginning of period	2,897,637	1,872,426

Net assets at end of period	$3,834,601	$2,198,386

Net asset value per common share	$27.63	$22.43

Common shares outstanding at end of period	138,808	98,012

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net increase in net assets resulting from operations	$452,398	$191,029
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized appreciation of investments	(183,540)	(18,646)
Net realized gain on investments	(65,697)	(35,022)
Accretion of loan discounts	(6,183)	(6,301)
Increase in accrued payment-in-kind interest and dividends	(72,794)	(34,162)
Collection of loan origination fees	19,596	12,593
Amortization of deferred finance costs and net debt premium	3,763	4,251
Cumulative effect of accounting change, net of tax	(1,026)	—
Stock-based compensation and other deferred compensation expense	13,925	6,344
Depreciation of property and equipment	1,835	900
Increase in interest receivable	(7,699)	(5,070)
(Increase) decrease in other assets	(100)	2,693
Increase in other liabilities	10,560	8,857

Net cash provided by operating activities	165,038	127,466

Investing activities:
Purchases of investments	(2,468,257)	(1,212,449)
Principal repayments	588,062	285,128
Proceeds from sale of senior debt investments	109,820	90,055
Collection of payment-in-kind notes and dividends	10,374	6,825
Collection of accreted loan discounts	3,070	1,977
Proceeds from sale of equity investments	138,662	91,559
Purchase of government securities	—	(99,938)
Sale of government securities	—	99,938
Interest rate derivative receipts (payments), net	5,984	(5,456)
Capital expenditures for property and equipment	(12,072)	(2,736)
Repayments of employee notes receivable issued in exchange for common stock	—	166

Net cash used in investing activities	(1,624,357)	(744,931)

Financing activities:
Proceeds from asset securitizations	67,975	—
Draws on revolving credit facilities, net	733,676	512,183
Repayments of notes payable	(61,002)	(118,781)
Proceeds from unsecured debt issuance	21,977	—
Proceeds from TRS facility, net	139,782	43,307
Increase in deferred financing costs	(3,976)	(3,375)
Decrease in debt service escrows	55,795	36,083
Issuance of common stock	767,552	262,537
Issuance of non-recourse notes to purchase common stock	(3,050)	(7,075)
Purchase of common stock held in deferred compensation trusts	(95,560)	—
Distributions paid	(88,634)	(62,227)

Net cash provided by financing activities	1,534,535	662,652

Net increase in cash and cash equivalents	75,216	45,187
Cash and cash equivalents at beginning of period	97,134	58,367

Cash and cash equivalents at end of period	$172,350	$103,554

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment	$10,941	$8,755

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
Per Share Data:
Net asset value at beginning of the period	$24.37	$21.11

Net operating income(1)	1.60	1.50
Net realized gain on investments(1)	0.52	0.38
Net unrealized appreciation on investments(1)	1.44	0.20
Cumulative effect of accounting change, net of tax(1)	0.01	—

Net increase in net assets resulting from operations(1)	3.57	2.08
Issuance of common stock	1.58	0.71
Other, net(2)	(0.27)	0.01
Distribution of net operating income	(1.62)	(1.48)

Net asset value at end of period	$27.63	$22.43

Ratio/Supplemental Data:
Per share market value at end of period	$33.48	$36.11
Total (loss) return(3)	(2.9)%	13.4%
Shares outstanding at end of period	138,808	98,012
Net assets at end of period	$3,834,601	$2,198,386
Average net assets	$3,284,396	$2,019,322
Average debt outstanding	$2,556,100	$1,674,800
Average debt per common share(1)	$20.19	$18.26
Ratio of operating expenses, net of interest expense, to average net assets	2.86%	2.48%
Ratio of interest expense to average net assets	2.34%	1.95%

Ratio of operating expenses to average net assets	5.20%	4.43%
Ratio of net operating income to average net assets	6.15%	6.80%

(1)	Weighted average basic per share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as purchase of common stock held in deferred compensation trusts, income tax deductions related to the exercise of stock options in excess of GAAP expense credited to additional paid-in capital and repayments of notes receivable from the sale of common stock, issuance of non-recourse notes to purchase common stock, and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 5% discount on shares purchased through the reinvested dividends.

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

Note 2. Organization

We were incorporated in 1986. On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). On October 1, 1997, we began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our investment objectives are to achieve current income from the collection of interest and dividends, as well as long-term growth in our shareholders’ equity through appreciation in value of our equity interests.

We are the parent and sole shareholder of American Capital Financial Services, Inc. (“ACFS”) and through ACFS provide advisory, management and other services to businesses, principally our portfolio companies. We are also the parent and sole shareholder of European Capital Financial Services (Guernsey) Limited (“ECFS”), a company incorporated in Guernsey. ECFS is the sole shareholder of European Capital Financial Services Limited, a company incorporated in the United Kingdom. These companies provide fund management services to a European investment fund, which is one of our portfolio companies.

We are headquartered in Bethesda, Maryland, and have offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, Dallas, Palo Alto, London and Paris.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 4. New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt this Interpretation effective January 1, 2007. Based on our current evaluation of this Interpretation, we do not expect the adoption of FIN No. 48 to have a significant impact on our consolidated results of operations or financial position.

Note 5. Investments

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company, including an investment company that is a portfolio company, issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. For commercial mortgage backed securities (“CMBS”) and collateralized debt obligation (“CDO”) securities, we prepare a fair value analysis that is based on a discounted cash flow model utilizing prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and yields from third party sources, when available.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of June 30, 2006 and December 31, 2005, the percentage of investments that were not publicly traded or for which we have various degrees of trading restrictions and therefore the fair value was determined in good faith by our board of directors was 100%.

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

Investments consist of securities issued by publicly- and privately-held companies consisting of senior debt, subordinated debt, equity warrants, preferred and common equity securities and interest rate derivative agreements. Our debt securities are payable in installments with final maturities generally from 5 to 10 years and are generally collateralized by assets of the borrower. We also make investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity, and preferred equity and are identified in the accompanying consolidated schedule of investments. We also invest in non-investment grade CMBS and CDO securities.

As of June 30, 2006, loans on non-accrual status were $189,563, calculated as the cost plus unamortized OID. As of June 30, 2006, loans, excluding loans on non-accrual status, with a principal balance of $47,722 were greater than three months past due. As of December 31, 2005, loans on non-accrual status were $132,330, calculated as the cost plus unamortized OID. As of December 31, 2005, loans, excluding loans on non-accrual status, with a principal balance of $34,498 were greater than three months past due.

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess several factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amount are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the portfolio company. For investments with payment-in-kind (“PIK”) interest and dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities. For CMBS and CDO securities, we recognize interest income using the effective interest method, using the anticipated yield over the projected life of the investment.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The composition summaries of our investment portfolio as of June 30, 2006 and December 31, 2005 at cost and fair value as a percentage of total investments, excluding derivative agreements, are shown in the following table:

	June 30, 2006	December 31, 2005
COST
Senior debt	29.4%	29.3%
Subordinated debt	30.3%	36.9%
Preferred equity	19.4%	17.1%
Equity warrants	4.2%	4.8%
Common equity	11.0%	9.7%
CMBS & CDO securities	5.7%	2.2%

	June 30, 2006	December 31, 2005
FAIR VALUE
Senior debt	28.6%	29.5%
Subordinated debt	28.5%	35.2%
Preferred equity	18.5%	15.2%
Equity warrants	5.2%	5.8%
Common equity	13.6%	12.0%
CMBS & CDO securities	5.6%	2.3%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments, excluding derivative agreements:

	June 30, 2006	December 31, 2005
COST
Commercial Services & Supplies	18.4%	12.9%
Diversified Financial Services	12.2%	8.0%
Food Products	9.7%	6.0%
Electrical Equipment	5.6%	7.4%
Containers & Packaging	5.3%	7.2%
Construction & Engineering	4.4%	3.7%
Leisure Equipment & Products	4.4%	6.1%
Auto Components	3.9%	5.0%
Building Products	3.7%	6.1%
Healthcare Providers & Services	3.2%	2.1%
Healthcare Equipment & Supplies	3.1%	3.8%
Machinery	2.5%	3.2%
IT Services	2.2%	2.5%
Textiles, Apparel & Luxury Goods	2.0%	2.9%
Chemicals	1.9%	2.5%
Software	1.8%	2.5%
Internet & Catalog Retail	1.8%	2.1%
Computers & Peripherals	1.5%	2.1%
Personal Products	1.4%	1.8%
Energy Equipment & Services	1.4%	0.4%
Road & Rail	1.3%	1.7%
Household Durables	1.2%	1.7%
Construction Materials	1.1%	1.5%
Distributors	0.9%	1.0%
Diversified Consumer Services	0.9%	0.0%
Electronic Equipment & Instruments	0.8%	3.1%
Diversified Telecommunication Services	0.7%	0.0%
Aerospace & Defense	0.6%	1.1%
Oil, Gas & Consumable Fuels	0.6%	0.0%
Household Products	0.4%	0.7%
Media	0.4%	0.5%
Other	0.7%	0.4%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
FAIR VALUE
Commercial Services & Supplies	20.0%	14.4%
Diversified Financial Services	12.0%	8.1%
Food Products	8.9%	5.4%
Electrical Equipment	6.2%	7.3%
Containers & Packaging	5.4%	7.2%
Construction & Engineering	4.4%	3.8%
Leisure Equipment & Products	4.0%	5.7%
Auto Components	3.9%	5.5%
Building Products	3.6%	5.7%
Healthcare Equipment & Supplies	3.2%	4.0%
Healthcare Providers & Services	3.1%	1.9%
IT Services	2.4%	2.6%
Chemicals	2.3%	2.7%
Machinery	2.0%	2.5%
Software	1.8%	2.5%
Internet & Catalog Retail	1.7%	2.1%
Textiles, Apparel & Luxury Goods	1.7%	3.1%
Computers & Peripherals	1.5%	1.8%
Energy Equipment & Services	1.5%	0.4%
Oil, Gas & Consumable Fuels	1.4%	0.0%
Aerospace & Defense	1.0%	1.1%
Household Durables	1.0%	1.7%
Distributors	1.0%	1.0%
Diversified Consumer Services	0.9%	0.0%
Electronic Equipment & Instruments	0.9%	3.8%
Road & Rail	0.9%	1.4%
Construction Materials	0.7%	1.4%
Diversified Telecommunication Services	0.6%	0.0%
Household Products	0.5%	0.8%
Personal Products	0.5%	1.0%
Media	0.4%	0.5%
Other	0.6%	0.6%

The following table shows the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding CDO’s, CMBS and derivative agreements. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2006	December 31, 2005
COST
Mid-Atlantic	20.3%	21.2%
Southwest	25.8%	22.7%
Southeast	12.1%	14.9%
North-Central	9.9%	13.2%
South-Central	7.6%	6.0%
Northwest	0.7%	0.8%
Northeast	14.9%	13.3%
International	8.7%	7.9%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
FAIR VALUE
Mid-Atlantic	20.9%	22.6%
Southwest	25.1%	21.6%
Southeast	11.7%	14.7%
North-Central	11.4%	14.7%
South-Central	8.3%	5.2%
Northwest	0.6%	0.8%
Northeast	14.3%	13.1%
International	7.7%	7.3%

Note 6. Borrowings

Our debt obligations consisted of the following as of June 30, 2006 and December 31, 2005:

Debt	June 30, 2006	December 31, 2005
Secured revolving credit facility, $1,000,000 commitment	$730,639	$593,369
Unsecured revolving credit facility, $900,000 commitment	758,406	162,000
Secured revolving credit facility, $125,000 commitment	—	—
Unsecured debt due through September 2011	167,000	167,000
Unsecured debt due August 2010	126,000	126,000
Unsecured debt due October 2020	75,464	75,481
Unsecured debt due February 2011	23,020	—
TRS Facility	250,000	110,219
ACAS Business Loan Trust 2002-2 asset securitization	—	5,406
ACAS Business Loan Trust 2003-1 asset securitization	—	23,320
ACAS Business Loan Trust 2003-2 asset securitization	—	32,268
ACAS Business Loan Trust 2004-1 asset securitization	409,772	409,772
ACAS Business Loan Trust 2005-1 asset securitization	830,000	762,025

Total	$3,370,301	$2,466,860

The weighted average debt balance for the three months ended June 30, 2006 and 2005 was $2,679,300 and $1,775,600, respectively. The weighted average debt balance for the six months ended June 30, 2006 and 2005 was $2,556,100 and $1,674,800, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended June 30, 2006 and 2005 was 6.09% and 4.95%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2006 and 2005 was 6.01% and 4.70%, respectively. We are currently in compliance with all of our debt covenants.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

In January 2006, we expanded the committed amount of our existing unsecured revolving line of credit from $255,000 to $310,000 as a result of new lender commitments. In May 2006, the revolving facility was amended to add new lenders and to increase the available commitments thereunder to $900,000. The facility may be expanded through new or additional commitments up to $1,150,000 in accordance with the terms and conditions set forth in the related agreement. The ability to make draws under the revolving facility expires in May 2008 unless the revolving facility is extended for an additional one-year period prior to such date with the consent of the lenders.

We have a total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. (“Wachovia”) under which we pledge certain of our investments to Wachovia from time to time in exchange for financing. Subject to the terms and conditions of the TRS Facility, we may generally repay and reborrow proceeds and are required to make payments to Wachovia on outstanding funds at a rate equal to one-month LIBOR plus 125 basis points. We must also repay all or a portion of any funded amount upon the occurrence of certain events. In addition to the pledged assets, Wachovia has recourse to us for any collateral shortfall up to $150,000. The TRS Facility contains customary default provisions and is scheduled to terminate in December 2006. We have treated the TRS Facility as a secured financing arrangement with the outstanding funded amount included as a debt obligation on the accompanying consolidated balance sheets.

In 2006, we purchased several tranches of CMBS from an affiliate of Wachovia and subsequently pledged certain tranches of the acquired CMBS investment to Wachovia through the TRS Facility. We accounted for such transactions as a sale of the investment to us and such debt provided to us as a secured financing arrangement.

Note 7. Stock Options

We have employee stock option plans, which provide for the granting of options to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to our employees.

Employee Stock Option Plans for 2003 to 2006

For our stock option plans approved by our shareholders from 2003 and forward, the stock options granted must have a per share exercise price of no less than the fair market value on the date of the grant; however, the plans provide that unless the compensation and corporate governance committee of the board of directors determines otherwise, the exercise price of the stock options will be automatically reduced by the amount of any cash dividends paid on our common stock after the option is granted but before it is exercised. Beginning in the second quarter of 2005, the compensation and corporate governance committee determined that it will no longer reduce the exercise price for these stock options by the amount of any cash dividends paid on our common stock until it receives confirmation from the staff of the Securities and Exchange Commission that we may do so. Stock options granted under these plans vest over a five-year period and may be exercised for a period of no more than ten years from the date of grant. All of the stock options granted under these plans are non-qualified options. As of June 30, 2006, there are 5,713 shares available to be granted under these stock option plans.

Employee Stock Option Plans for 2002 and Earlier

For our stock option plans approved by our shareholders in 2002 and earlier, the stock options granted must have a per share exercise price of no less than the fair market value on the date of the grant. Stock options under these plans vest over a three-year period and may be exercised for a period of no more than ten years from the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of June 30, 2006, there are 130 shares available to be granted under these stock option plans.

Non-Employee Director Option Plan

We also have a non-employee director stock option plan. Options granted under the director plan are non-qualified stock options. Stock options granted under the director option plan must have a per share exercise price of no less than the fair market value on the date of the grant. Options under the director option plan vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. Our shareholders have approved the granting of an additional 150 shares of common stock for the director option plan. In the first quarter of 2006, we received an order from the Securities and Exchange Commission authorizing the plan. As of June 30, 2006, there are 40 shares available for grant under the director option plan.

A summary of the status of all of our stock option plans as of and for the six months ended June 30, 2006 is as follows:

	Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	10,060	$28.71
Granted	3,881	$34.42
Exercised	(310)	$22.21
Canceled and expired	(402)	$35.54

Options outstanding, end of period	13,229	$30.33	8.5	$55,550

Options exercisable, end of period	3,154	$26.06	7.0	$24,295

During the six months ended June 30, 2006 we granted 3,881 options to purchase common stock. We estimated the weighted average fair value on the date of grant of $2.45 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, expected dividend yield of 9.2%, weighted average risk-free interest rate of 4.6%, expected volatility factor of 0.23, and expected term of 5 years. For the six months ended June 30, 2006, we recorded stock-based compensation expense of $7,790 attributable to our stock options.

During the six months ended June 30, 2005 we granted 2,076 options to purchase common stock. We estimated the weighted average fair value on the date of grant of $5.17 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, expected dividend yield of 8.9%, weighted average risk-free interest rate of 3.8%, expected volatility factor of 0.35, and expected term of 5 years. For the six months ended June 30, 2005, we recorded stock-based compensation expense of $6,195 attributable to our stock options.

In prior periods, we determined our expected volatility using the Black-Scholes option pricing model based on our historical volatility during the expected term of the option. Beginning in the first quarter of 2006, we determined our expected volatility based on a combination of our historical volatility during the expected term of the option and our implied volatility based on the market prices of traded options of our stock.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

As of June 30, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was $54,177 that has a weighted average period to be recognized of 3.4 years.

During the six months ended June 30, 2006 and 2005, the total intrinsic value of stock options exercised was $3,798 and $8,507, respectively.

In 2003, we adopted FASB Statement No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123.” In applying FASB Statement No. 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed using the straight-line attribution method over the vesting period of the options and are included on the accompanying consolidated statements of operations in “Salaries, benefits and stock-based compensation.” In accordance with FASB Statement No. 123, we elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25 “Accounting for Stock Issued to Employees” to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in net assets resulting from operations calculated as if compensation costs were computed in accordance with FASB Statement No. 123.

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

All of our stock options granted prior to January 1, 2003 that were accounted for under APB Opinion No. 25 and not expensed in our consolidated statements of operations were fully vested as of December 31, 2005 and therefore, no additional stock compensation costs for those stock option grants will be recorded subsequent to the adoption of FASB Statement No. 123(R). When recognizing compensation cost under FASB Statement No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under FASB Statement No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of FASB Statement 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle, net of related tax effects, to adjust compensation cost for the difference in compensation costs recognized in prior periods had forfeitures been estimated during those periods of $1,026 or $0.01 per basic share and $0.01 per diluted share. We calculated the compensation costs that would have been recognized in prior periods and during the three and six months ended June 30, 2006 using an estimated annual forfeiture rate of 6.7%.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and net increase in net assets resulting from operations:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net operating income
As reported	$73,474	$137,361
Stock-based employee compensation	(229)	(573)

Pro forma	$73,245	$136,788

Net operating income per common share
Basic as reported	$0.78	$1.50

Basic pro forma	$0.78	$1.49

Diluted as reported	$0.76	$1.46

Diluted pro forma	$0.76	$1.45

Net increase in net assets resulting from operations
As reported	$79,349	$191,029
Stock-based employee compensation	(229)	(573)

Pro forma	$79,120	$190,456

Net increase in net assets resulting from operations per common share
Basic as reported	$0.84	$2.08

Basic pro forma	$0.84	$2.08

Diluted as reported	$0.82	$2.03

Diluted pro forma	$0.82	$2.02

Note 8. Deferred Compensation Plans

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

The Plan does not permit diversification and must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Plan are accounted for as a grant of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for awards with performance and service conditions are recognized using the accelerated attribution method over the requisite service period. The assets and liabilities of the Trust are consolidated in the accompanying consolidated financial statements. During the six months ended June 30, 2006, we granted awards to employees totaling $94,306. As of June 30, 2006, we contributed cash to the Trust to

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

acquire 2,741 shares of our common stock on the open market, which is accounted for as treasury stock in the accompanying consolidated balance sheets. For the six months ended June 30, 2006, we recorded stock-based compensation expense of $4,883 attributable to the Plan. As of June 30, 2006, the total compensation cost related to non-vested bonus awards not yet recognized was $88,796 that has a weighted average period to be recognized of 3.9 years.

A summary of our bonus awards under the Plan as of and for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	—	—
Granted	2,741	$33.99
Exercised	—	—
Canceled and expired	(26)	$33.99

Non-vested, end of period	2,715	$33.99

We also have a deferred compensation plan for the benefit of certain European employees funded through a separate trust administered by a third-party trustee. The trust uses the funds provided by us to purchase shares of our common stock on the open market that will vest to the employee pro rata over a five-year period. The expected payment of the deferred compensation liability is recorded as compensation cost pro rata over the requisite service period. The deferred compensation liability is classified as a liability in our accompanying consolidated balance sheets and is adjusted through compensation cost to reflect changes in the fair value of our common stock for the obligation of the awards that are vested. Our common stock held by the trust is accounted for as treasury stock in the accompanying consolidated balance sheets.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator for basic and diluted net operating income per share	$109,239	$73,474	$202,135	$137,361

Numerator for basic and diluted earnings per share	$290,344	$79,349	$452,398	$191,029

Denominator for basic weighted average shares	133,286	93,915	126,613	91,737
Employee stock options and awards	804	827	846	842
Shares issuable under forward sale agreements	99	1,989	216	1,499

Denominator for diluted weighted average shares	134,189	96,731	127,675	94,078

Basic net operating income per common share	$0.82	$0.78	$1.60	$1.50
Diluted net operating income per common share	$0.81	$0.76	$1.58	$1.46
Basic earnings per common share	$2.18	$0.84	$3.57	$2.08
Diluted earnings per common share	$2.16	$0.82	$3.54	$2.03

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 10. Segment Data

Our reportable segments are our investing operations as a business development company and our asset management and advisory operations.

The following table presents segment data for the three months ended June 30, 2006:

	Investing	Advisory	Consolidated
Interest and dividend income	$156,510	$29	$156,539
Fee and other income	3,684	51,812	55,496

Total operating income	160,194	51,841	212,035

Interest	40,778	—	40,778
Salaries, benefits and stock-based compensation	12,405	26,395	38,800
General and administrative	6,886	9,624	16,510

Total operating expenses	60,069	36,019	96,088

Operating income before income taxes	100,125	15,822	115,947

Provision for income taxes	(412)	(6,296)	(6,708)

Net operating income	99,713	9,526	109,239

Net realized gain on investments	21,499	—	21,499
Net unrealized appreciation of investments	159,606	—	159,606

Net increase in net assets resulting from operations	$280,818	$9,526	$290,344

The following table presents segment data for the six months ended June 30, 2006:

	Investing	Advisory	Consolidated
Interest and dividend income	$287,611	$53	$287,664
Fee and other income	8,517	89,032	97,549

Total operating income	296,128	89,085	385,213

Interest	76,760	—	76,760
Salaries, benefits and stock-based compensation	19,791	42,224	62,015
General and administrative	12,696	19,231	31,927

Total operating expenses	109,247	61,455	170,702

Operating income before income taxes	186,881	27,630	214,511

Provision for income taxes	(824)	(11,552)	(12,376)

Net operating income	186,057	16,078	202,135

Net realized gain on investments	65,697	—	65,697
Net unrealized appreciation of investments	183,540	—	183,540

Increase in net assets resulting from operations before cumulative effect of accounting change	435,294	16,078	451,372
Cumulative effect of accounting change, net of tax	449	577	1,026

Net increase in net assets resulting from operations	$435,743	$16,655	$452,398

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table presents segment data for the three months ended June 30, 2005:

	Investing	Advisory	Consolidated
Interest and dividend income	$97,906	$4	$97,910
Fee and other income	4,447	29,375	33,822

Total operating income	102,353	29,379	131,732

Interest	21,990	—	21,990
Salaries, benefits and stock-based compensation	7,501	15,200	22,701
General and administrative	4,414	4,394	8,808

Total operating expenses	33,905	19,594	53,499

Operating income before income taxes	68,448	9,785	78,233

Provision for income taxes	—	(4,759)	(4,759)

Net operating income	68,448	5,026	73,474

Net realized gain on investments	30,196	—	30,196
Net unrealized depreciation of investments	(24,321)	—	(24,321)

Net increase in net assets resulting from operations	$74,323	$5,026	$79,349

The following table presents segment data for the six months ended June 30, 2005:

	Investing	Advisory	Consolidated
Interest and dividend income	$184,323	$5	$184,328
Fee and other income	6,007	42,252	48,259

Total operating income	190,330	42,257	232,587

Interest	39,336	—	39,336
Salaries, benefits and stock-based compensation	11,414	23,599	35,013
General and administrative	7,698	7,395	15,093

Total operating expenses	58,448	30,994	89,442

Operating income before income taxes	131,882	11,263	143,145

Provision for income taxes	—	(5,784)	(5,784)

Net operating income	131,882	5,479	137,361

Net realized gain on investments	35,022	—	35,022
Net unrealized appreciation of investments	18,646	—	18,646

Net increase in net assets resulting from operations	$185,550	$5,479	$191,029

Note 11. Commitments

As of June 30, 2006, we had commitments under loan and financing agreements to fund up to $381,898 to 54 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

As of June 30, 2006, we were also subject to a subscription agreement to fund up to €246,471 (or $309,346) of equity commitments to European Capital Limited (See Note 14).

Note 12. Shareholders’ Equity

Our common share activity for the six months ended June 30, 2006 and 2005 was as follows:

	June 30, 2006	June 30, 2005
Common shares outstanding at beginning of period	118,913	88,705
Issuance of common stock	22,137	8,250
Issuance of common stock under stock option plans	310	971
Issuance of common stock under dividend reinvestment plan	328	294
Issuance of non-recourse notes receivable to purchase common stock	(86)	(208)
Purchase of common stock held in deferred compensation trusts	(2,794)	—

Common shares outstanding at end of period	138,808	98,012

Forward Sale Agreements

We periodically complete public offerings where shares of our common stock are sold in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties, or forward purchasers, in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements. The shares of common stock sold by the forward purchasers are borrowed from third party market sources. Pursuant to the forward sale agreements, we are required to sell to the forward purchasers shares of our common stock generally at such times as we elect over a one-year period. On a settlement date, we issue and sell shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price is initially the public offering price of shares of our common stock less the underwriting discount. The forward sale agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and also is subject to specified decreases on certain dates during the duration of the agreement. The forward sale prices are also subject to decrease if the total cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the forward sale agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. Subsequent changes in the fair value are not recognized. The shares of common stock are not

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128”, the forward sale agreements are not considered participating securities for the purpose of determining basic earnings per share under FASB Statement No. 128, “Earnings per Share.” However, the dilutive impact of the shares issuable under the forward sale agreements is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

Equity Offerings

For the six months ended June 30, 2006 and 2005, we completed several public offerings of our common stock and entered into several forward sale agreements. The following table summarizes the total shares sold, including shares sold pursuant to underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the six months ended June 30, 2006 and 2005:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price per Share
Issuances under April 2006 Forward Sale Agreements	2,500	$83,837	$33.53
April 2006 public offering	9,800	333,062	33.99
February 2006 public offering	987	35,620	36.10
Issuances under January 2006 Forward Sale Agreements	4,000	137,259	34.31
January 2006 public offering	600	20,904	34.84
Issuances under November 2005 Forward Sale Agreements	3,500	124,824	35.66
Issuances under September 2005 Forward Sale Agreements	750	26,113	34.82

Total for the six months ended June 30, 2006	22,137	$761,619	$34.40

March 2005 public offering	2,000	$60,228	$30.11
Issuances under September 2004 Forward Sale Agreements	6,250	178,312	28.53

Total for the six months ended June 30, 2005	8,250	$238,540	$28.91

As part of the public offering in April 2006, we also entered into forward sale agreements (the “April 2006 Forward Sale Agreements”) to purchase 4,000 shares of common stock. The 4,000 shares of common stock were borrowed from third party market sources by the counterparties, or forward purchasers, of the April 2006 Forward Sale Agreements who then sold the shares to the public. Pursuant to the April 2006 Forward Sale Agreements, we must sell to the forward purchasers 4,000 shares of our common stock generally at such times as we elect over a one-year period. The April 2006 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the April 2006 Forward Sale Agreements through termination in April 2007. On a settlement date, we will issue shares of our common stock to the forward purchasers at the then applicable forward sale price. The forward sale price was initially $33.99 per share, which was the public offering price of shares of our common stock less the underwriting discount. The April 2006 Forward Sale Agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and is subject to a decrease by $0.82, $0.83, $0.84, and $0.85 on each of June 2, 2006, September 1, 2006, December 1, 2006 and March 2, 2007, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of June 30, 2006, there are 1,500 shares available under the April 2006 Forward Sale Agreement at a forward sale price of $33.54 per share.

As of June 30, 2006, all other forward sale agreements had been fully settled.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 13. Interest Rate Derivatives

We use interest rate derivative financial instruments to manage interest rate risk and also to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. We have established policies and procedures for the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

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

Note 14. Investment in European Capital Limited

On September 30, 2005, European Capital Limited (“ECAS Holding”), a company incorporated in Guernsey, closed on an offering of €750,000 of equity commitments. We provided €520,745 of the equity commitments and third party institutional investors provided €229,255 of the remaining equity commitments. ECAS Holding, through its subsidiary, European Capital S.A. SICAR (“ECAS”), invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. As of June 30, 2006, we have funded €274,274 ($332,988) of our equity commitment and have a remaining unfunded commitment of €246,471 ($309,346). During the six months ended June 30, 2006, we also provided ECAS Holding with senior bridge loan financing of $198,039, which was fully repaid as of June 30, 2006. In 2006, ECAS obtained commitments for a €400,000 multi-currency secured revolving credit facility to fund investments. Our total investment in ECAS Holding as of June 30, 2006 of $332,988 is included as an investment in our accompanying consolidated balance sheet.

Our wholly-owned subsidiary ECFS, entered into a services agreement with ECAS Holding and an investment management agreement with ECAS. Pursuant to the investment management agreement and services agreement, we provide advisory and management services to ECAS and receive a management fee equal to 1.25% of the greater of ECAS’ weighted average gross assets or €750,000. In addition, ECAS and ECAS Holding will reimburse us for all costs and expenses incurred by ECFS during the term of the agreement, including all cost and expenses incurred by us for the organization and formation of ECAS, ECAS Holding and ECFS. For the six months ended June 30, 2006, we recorded $16,043 of revenue from these agreements consisting of $5,764 of management fees and $10,279 for reimbursements of costs and expenses. As of June 30, 2006 and December 31, 2005, we had a receivable of $4,613 and $10,402, respectively, due from ECAS and ECAS Holding for management fees and reimbursements of costs and expenses, which is included in other assets in the accompanying consolidated balance sheets.

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

Note 15. Subsequent Event

In July 2006, we completed a $500,000 asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary of American Capital Strategies, Ltd., issued $291,000 Class A notes, $37,000 Class B notes, $72,500 Class C notes, $35,500 Class D notes and $64,000 Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. On the closing date, the aggregate outstanding principal balance of loans sold by us was $446,000. BLT 2006-1 may similarly acquire additional loans through October 2006 until the aggregate outstanding principal balance of the loan pool is $500,000. Through August 26, 2009, BLT 2006-1 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250,000 or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E Notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of LIBOR plus 23 basis points, the Class B notes have an interest rate of LIBOR plus 36 basis points, the Class C notes have an interest rate of LIBOR plus 65 basis points and the Class D notes have an interest rate of LIBOR plus 125 basis points. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

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

Portfolio Composition

We are a publicly-traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. The total portfolio value of our investments was $7,039,618 and $5,117,095 as of June 30, 2006 and December 31, 2005, respectively. During the three months and six months ended June 30, 2006 we made investments totaling $1,571,300 and $2,268,400, including $117,800 and $230,500, respectively, in funds committed but undrawn under credit facilities and equity commitments at the date of the investment. During the three months and six months ended June 30, 2005 we made investments totaling $903,400 and $1,309,200, including $88,300 and $124,100, respectively, in funds committed but undrawn under credit facilities at the date of the investment. The weighted average effective interest rate on debt securities was 12.5% and 12.8% at June 30, 2006 and December 31, 2005, respectively.

We invest in and sponsor management and employee buyouts, invest in private equity sponsored buyouts, provide capital directly to early stage and mature private and small public companies, invest in commercial mortgage backed securities and collateralized debt obligation securities and invest in investment funds managed by us. We provide senior debt, mezzanine debt and equity to private and small public companies to fund growth, acquisitions and recapitalizations. We, through our asset management business, are also a manager of debt and equity investments in private companies.

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

Our new investments during the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
American Capital Sponsored Buyouts	$902,100	$475,000	$1,306,900	$612,900
Financing for Private Equity Buyouts	109,100	206,000	124,100	335,700
Direct Investments	6,100	25,100	18,100	85,400
CMBS Investments	144,000	—	217,300	—
CDO Investments	25,000	—	59,200	19,400
Add-On Financing for Acquisitions	240,800	102,500	380,900	131,600
Add-On Financing for Recapitalization	142,100	71,000	150,100	73,400
Add-On Financing for Growth	—	—	1,500	5,000
Add-On Financing for Working Capital in Distressed Situations	2,100	13,500	2,100	16,300
Add-On Financing for Working Capital	—	10,300	8,200	29,500

Total	$1,571,300	$903,400	$2,268,400	$1,309,200

During the six months ended June 30, 2006, we received cash proceeds of $626,260 from exits of portfolio investments, excluding $222,866 and $861 of repayments of bridge notes and accrued PIK interest to ECAS Holding, respectively. This is composed of $27,968 of scheduled principal amortization, $109,820 of senior loan sales, $337,227 of principal prepayments, $12,583 of payments of accrued PIK interest and dividends and accreted OID and $138,662 from the sale of equity investments.

Critical Accounting Policies

Stock-based Compensation

In 2003, we adopted FASB Statement No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123.” In applying FASB Statement No. 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed using the straight-line attribution method over the vesting period of the options and are included on the accompanying consolidated statements of operations in “Salaries, benefits and stock-based compensation.” In accordance with FASB Statement No. 123, we elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25 “Accounting for Stock Issued to Employees” to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in net assets resulting from operations calculated as if compensation costs were computed in accordance with FASB Statement No. 123.

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

All of our stock options granted prior to January 1, 2003 that were accounted for under APB Opinion No. 25 and not expensed in our consolidated statements of operations were fully vested as of December 31, 2005 and therefore, no additional stock compensation costs for those stock option grants will be recorded subsequent to the adoption of FASB Statement No. 123(R). When recognizing compensation cost under FASB Statement No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under FASB Statement No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of FASB Statement 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle to adjust compensation cost, net of related tax effects, for the difference in compensation costs recognized in prior periods had forfeitures been estimated during those periods of $1,026, or $0.01 per basic share and $0.01 per diluted share. We calculated the compensation costs that would have been recognized in prior periods and during the six months ended June 30, 2006 using an estimated annual forfeiture rate of 6.7%.

During the six months ended June 30, 2006, we granted 3,881 options to purchase shares of common stock. We estimated the weighted average fair value on the date of grant of $2.45 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, expected dividend yield of 9.2%, weighted average risk-free interest rate of 4.6%, expected volatility factor of 0.23, and expected term of 5 years. In prior periods, we determined our expected volatility used in a Black-Scholes option pricing model based on our historical volatility during the expected term of the option. Beginning in the first quarter of 2006, we determined our expected volatility based on a combination of our historical volatility during the expected term of the option and our implied volatility based on the market prices of traded options of our stock.

As of June 30, 2006, the total compensation cost related to nonvested stock option awards not yet recognized was $53,427 that has a weighted average period to be recognized of 3.4 years. For the six months ended June 30, 2006, we recorded stock-based compensation expense of $7,790 attributable to our stock options.

Deferred Compensation Plans

In the first quarter of 2006, we established a non-qualified deferred compensation plan (the “Plan”) for the purpose of granting bonus awards to our domestic employees. The Plan does not permit diversification and must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Plan are accounted for as a grant of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for awards with performance and service conditions are recognized using the accelerated attribution method over the requisite service period.

For the six months ended June 30, 2006, we recorded stock-based compensation expense of $4,883 attributable to the Plan. As of June 30, 2006, the total compensation cost related to non-vested bonus awards not yet recognized was $88,796 that has a weighted average period to be recognized of 3.9 years.

Results of Operations

Our consolidated financial performance, as reflected in our consolidated statements of operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from financial advisory, asset management and transaction structuring activities, less our operating expenses and provision for income taxes. The second element is “Net realized gain (loss) on investments,” which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets and periodic settlements of derivatives. The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair values of our investments and the change in the estimated fair value of the future payment streams of our derivatives, at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate.

The consolidated operating results for the three and six months ended June 30, 2006 and 2005 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating income	$212,035	$131,732	$385,213	$232,587
Operating expenses	96,088	53,499	170,702	89,442

Operating income before income taxes	115,947	78,233	214,511	143,145
Provision for income taxes	(6,708)	(4,759)	(12,376)	(5,784)

Net operating income	109,239	73,474	202,135	137,361

Net realized gain on investments	21,499	30,196	65,697	35,022
Net unrealized appreciation (depreciation) of investments	159,606	(24,321)	183,540	18,646

Net increase in net assets resulting from operations before cumulative effect of accounting change	290,344	79,349	451,372	191,029
Cumulative effect of accounting change, net of tax	—	—	1,026	—

Net increase in net assets resulting from operations	$290,344	$79,349	$452,398	$191,029

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee and other income. For the three months ended June 30, 2006, total operating income increased $80,303, or 61%, over the three months ended June 30, 2005. For the six months ended June 30, 2006, total operating income increased $152,626, or 66%, over the six months ended June 30, 2005.

Interest and dividend income consisted of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income on debt securities	$123,563	$90,177	$234,149	$169,049
Interest income on bank deposits and employee loans	1,180	576	2,897	1,235
Dividend income on equity securities	31,796	7,157	50,618	14,044

Total interest and dividend income	$156,539	$97,910	$287,664	$184,328

Interest income on debt securities increased by $33,386 or 37%, to $123,563 for the three months ended June 30, 2006 from $90,177 for the comparable period in 2005, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments. Our daily weighted average debt investments at cost increased from $2,757,400 in the three month period ended June 30, 2005 to $3,938,500 in the comparable period in 2006 resulting from new loan originations net of loan repayments during the last twelve months ended June 30, 2006.

The daily weighted average effective interest rate on debt investments decreased from 13.1% in the three month period ended June 30, 2005 to 12.6% in the comparable period in 2006 due primarily to an increase in the total senior loans as a percentage of our total loan portfolio, partially offset by an increase in interest rates of our variable rate based loans due to an increase in average monthly LIBOR. Our senior loans as a percentage of our total loans at cost, excluding CMBS securities, increased to 49% as of June 30, 2006 from 41% as of June 30, 2005. Our senior loans generally yield lower rates than our higher yielding subordinated loans, but they are typically variable rate based loans that do not necessitate the use of interest rate swap agreements thereby reducing our overall interest swap costs. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Excluding the impact of the interest rate swap agreements, our daily weighted average effective interest rate for the three months ended June 30, 2006 decreased 50 basis points to 12.6% as compared to the three months ended June 30, 2005. However, including the impact of the interest rate swap agreements, our daily weighted average effective interest rate for the three months ended June 30, 2006 increased 10 basis points to 12.8% as compared to the three months ended June 30, 2005.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. During the three months ended June 30, 2006 and 2005, the total interest benefit (cost) of interest rate derivative agreements included in both net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments was $2,118 and $(2,845), respectively. The decrease in our interest cost of interest rate derivative agreements is due primarily to the increase in the average monthly LIBOR rate from 3.19% in the three month period June 30, 2005 to 5.16% in the three month period ended June 30, 2006.

Dividend income on equity securities increased by $24,639 to $31,796 for the three months ended June 30, 2006 from $7,157 for the comparable period in 2005 due primarily to an increase in preferred stock investments. The increase is also attributable to the recognition of $9,122 of dividend income from a preferred stock investment in one portfolio company as a result of an increase in the probability of collection due to an increase in the valuation of the portfolio company due to improved operating results and potential sale of the portfolio company at a higher valuation. We have grown our investments in equity securities, excluding CDO securities, to a fair value of $2,609,900 as of June 30, 2006, a 128% increase over our investments in equity securities as of June 30, 2005. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value.

Our daily weighted average total debt and equity investments at cost increased from $3,735,200 in the three months ended June 30, 2005 to $5,817,200 in the comparable period in 2006. The daily weighted average yield on total debt and equity investments increased to 10.7% for the three months ended June 30, 2006 from 10.5% for the comparable period in 2005 due to the reasons discussed above. Including the interest benefit (cost) of interest rate derivative agreements that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield on total debt and equity investments would have been 10.9% and 10.1% for the three months ended June 30, 2006 and 2005, respectively.

Interest income on debt securities increased by $65,100, or 39%, to $234,149 for the six months ended June 30, 2006 from $169,049 for the comparable period in 2005, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average effective interest rate on our debt investments. Our daily weighted average debt investments at cost increased from $2,616,100 in the six month period ended June 30, 2005 to $3,721,400 in the comparable period in 2006 resulting from new loan originations net of loan repayments during the last twelve months ended June 30, 2006.

The daily weighted average effective interest rate on debt investments decreased from 13.0% in the six month period ended June 30, 2005 to 12.7% in the comparable period in 2006 due primarily to an increase in the total senior loans as a percentage of our total loan portfolio, partially offset by an increase in interest rates on our variable rate based loans due to increases in the average monthly LIBOR. In the six months ended June 30, 2006 and 2005, we recognized an interest rate swap benefit (cost) of $1,478 and $(6,420), respectively, that is included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations. Excluding the impact of the interest rate basis swap agreements, our daily weighted average effective interest rate for the six months ended June 30, 2006 decreased 30 basis points to

12.7% as compared to the prior year. However, including the impact of interest rate basis swap agreements, our daily weighted average effective interest rate for the six months ended June 30, 2006 increased 30 basis points to 12.8% as compared to the prior year.

This is partially offset by an increase in interest rates on our variable rate based loans as the average monthly LIBOR rate increased from 2.96% in the six month period ended June 30, 2005 to 4.92% in the comparable period in 2006. In addition, the total average non-accruing loans increased from $103,759 in the six month period ended June 30, 2005 to $166,411 in the comparable period in 2006.

Dividend income on equity securities increased by $36,574 to $50,618 for the six months ended June 30, 2006 from $14,044 for the comparable period in 2005 due primarily to an increase in preferred stock investments and the other factors discussed above. Our daily weighted average total debt and equity investments at cost increased from $3,545,500 in the six months ended June 30, 2005 to $5,636,500 in the comparable period in 2006. The daily weighted average yield on total debt and equity investments decreased to 10.2% for the six months ended June 30, 2006 from 10.4% for the comparable period in 2005. This decrease is primarily due to the decrease in the weighted average effective interest rate on debt securities as discussed above. Including the benefit (cost) of interest rate basis swap agreements that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield would have been 10.2% and 10.0% for the six months ended June 30, 2006 and 2005, respectively.

Fee and other income consisted of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Transaction structuring fees	$14,077	$9,673	$25,349	$12,493
Equity financing fees	11,585	6,725	17,972	8,390
Fund management fees and reimbursements	8,617	—	16,136	—
Advisory and administrative fees	6,166	4,258	11,787	7,667
Loan financing fees	8,011	5,147	11,400	7,561
Other structuring fees	1,787	698	4,254	1,645
Prepayment fees	888	2,366	3,915	3,268
Other fees	4,365	4,955	6,736	7,235

Total fee and other income	$55,496	$33,822	$97,549	$48,259

Fee and other income increased by $21,674, or 64%, to $55,496 for the three months ended June 30, 2006 from $33,822 in the comparable period in 2005. Fee and other income increased by $49,290, or 102%, to $97,549 for the six months ended June 30, 2006 from $48,259 in the comparable period in 2005.

For the three months ended June 30, 2006, we recorded $14,077 in transaction structuring fees for seven buyout investments, including one add-on acquisition, totaling $907,400 of American Capital financing. For the three months ended June 30, 2005, we recorded $9,673 in transaction structuring fees for seven buyout investments and two add-on financings for acquisitions totaling $548,700 of American Capital financing. The transaction structuring fees were 1.6% and 1.8% of American Capital financing in 2006 and 2005, respectively.

For the six months ended June 30, 2006, we recorded $25,349 in transaction structuring fees for thirteen buyout investments, including two add-on acquisitions, totaling $1,431,800 of American Capital financing. For the six months ended June 30, 2005, we recorded $12,493 in transaction structuring fees for nine buyout investments and two add-on financings for acquisitions totaling $686,700 of American Capital financing. The transaction structuring fees were 1.8% of American Capital financing in both 2006 and 2005.

Equity financing fees for the three months ended June 30, 2006 increased $4,860 over the comparable period in 2005. The increase in equity financing fees was attributable to an increase in new equity investments from $206,800 in the three month period ended June 30, 2005 to $351,300 in the comparable period in 2006. Equity financing fees were 3.3% of equity financing in both the three months ended June 30, 2006 and 2005, respectively. Equity financing fees for the six months ended June 30, 2006 increased $9,582 over the comparable period in 2005. The increase in equity financing fees was attributable to an increase in new equity investments from $258,400 in the six month period ended June 30, 2005 to $591,900 in the comparable period in 2006. Equity financing fees were 3.0% and 3.3% of equity financing in the six months ended June 30, 2006 and 2005, respectively.

Fund management fees and reimbursements primarily represent fees recognized for providing advisory and management services to ECAS pursuant to investment management and services agreements that commenced in the fourth quarter of 2005. In connection with these agreements with ECAS, we recognized $2,945 of management fees and $5,579 for reimbursements of costs and expenses for the three months ended June 30, 2006 for salaries, employee benefits and general and administrative expenses and recognized $5,764 of management fees and $10,279 for reimbursements of costs and expenses for the six months ended June 30, 2006 for salaries, employee benefits and general and administrative expenses.

Advisory and administrative fees for the three months ended June 30, 2006 increased $1,908, or 45%, over the comparable period in 2005. Advisory and administrative fees for the six months ended June 30, 2006 increased $4,120, or 54%, over the comparable period in 2005. The increase in advisory and administrative fees is attributable primarily to the increase in the number of portfolio companies under management.

Loan financing fees for the three months ended June 30, 2006 increased $2,864, or 56%, over the comparable period in 2005. The increase in loan financing fees was attributable to an increase in new debt investments from $696,600 in 2005 to $1,051,100 in 2006. The loan financing fees were 0.8% and 0.7% of loan originations in the three months ended June 30, 2006 and 2005, respectively. Loan financing fees for the six months ended June 30, 2006 increased $3,839, or 51%, over the comparable period in 2005. The increase in loan financing fees was attributable to an increase in new debt investments from $1,031,500 in 2005 to $1,400,100 in 2006. The loan financing fees were 0.8% and 0.7% of loan originations in the six months ended June 30, 2006 and 2005, respectively. Loan fees we receive that are representative of additional yield are deferred as a discount and accreted into interest income and are not recorded as fee income.

The prepayment fees of $888 for the three months ended June 30, 2006 are the result of the prepayment by three portfolio companies of loans totaling $46,100 compared to prepayment fees of $2,366 for the three months ended June 30, 2005 as the result of the prepayment by seven portfolio companies of loans totaling $87,300. Prepayment fees were 1.9% and 2.7% of debt prepayments that were subject to a prepayment penalty the three months ended June 30, in 2006 and 2005, respectively. The prepayment fees of $3,915 for the six months ended June 30, 2006 are the result of the prepayment by nine portfolio companies of loans totaling $171,300 compared to prepayment fees of $3,268 for the six months ended June 30, 2005 as the result of the prepayment by nine portfolio companies of loans totaling $138,200. Prepayment fees were 2.3% and 2.4% of debt prepayments that were subject to a prepayment penalty in the six months ended June 30, 2006 and 2005, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 increased $42,589, or 80%, over the comparable period in 2005. For the six months ended June 30, 2006 operating expenses increased $81,260, or 91%, over the comparable period in 2005. Our operating leverage was 2.2% and 2.5% for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, our operating leverage was 2.0% in both periods, respectively. Operating leverage is our annualized operating expenses, excluding stock-based compensation, interest expense and operating expenses reimbursed under management agreements, divided by our total assets at period end.

Interest expense increased from $21,990 for the three months ended June 30, 2005 to $40,778 in the comparable period in 2006. The increase in interest expense is due both to an increase in our weighted average borrowings from $1,775,600 in the three months ended June 30, 2005 to $2,679,300 in the comparable period in 2006 and to an increase in our weighted average interest rate on outstanding borrowings, including amortization of deferred financing costs, from 5.0% during the three months ended June 30, 2005 to 6.1% during the comparable period in 2006. Interest expense increased from $39,336 for the six months ended June 30, 2005 to $76,760 in the comparable period in 2006. The increase in interest expense is due both to an increase in our weighted average borrowings from $1,674,800 in the six months ended June 30, 2005 to $2,556,100 in the comparable period in 2006 and to an increase in our weighted average interest rate on outstanding borrowings, including amortization of deferred financing costs, from 4.7% during the six months ended June 30, 2005 to 6.0% during the comparable period in 2006. As discussed above, the increase in the weighted average interest rate is primarily due to an increase in the average monthly LIBOR rate from 2.96% in the six months ended June 30, 2005 to 4.92% in the comparable period in 2006.

Salaries, benefits and stock-based compensation expense increased 71% from $22,701 in the three months ended June 30, 2005 to $38,800 in the comparable period in 2006. Salaries, benefits and stock-based compensation expense increased 77% from $35,013 in the six months ended June 30, 2005 to $62,015 in the comparable period in 2006. Salaries, benefits and stock-based compensation consisted of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Salaries	$27,244	$18,243	$41,573	$25,261
Benefits	2,694	1,310	6,517	3,408
Stock-based and other deferred compensation	8,862	3,148	13,925	6,344

Total salaries, benefits and stock-based compensation	$38,800	$22,701	$62,015	$35,013

The total increases are due primarily to an increase in employees from 229 at June 30, 2005 to 417 at June 30, 2006 and annual salary rate increases. The increase in the number of employees is due to our growth as we have added investment professionals and administrative staff as we continue to build our investment platform and our asset management business, including the opening of three offices in London, Paris and Palo Alto.

General and administrative expenses increased from $8,808 in the three months ended June 30, 2005 to $16,510 in the comparable period in 2006. General and administrative expenses increased from $15,093 in the six months ended June 30, 2005 to $31,927 in the comparable period in 2006. The increase is due primarily to additional overhead attributable to the increase in the number of employees and the opening of three new offices, including higher employee recruiting costs and rent expense, as well as higher due diligence costs related to prospective investment transactions that were terminated by us and higher legal and accounting fees.

Provision for Income Taxes

We operate to qualify to be taxed as a regulated investment company, or a RIC, as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. We have distributed and currently intend to distribute sufficient dividends to eliminate investment company taxable income. However, we are subject to a nondeductible federal excise tax of 4% on our undistributed investment company taxable income if we do not distribute at least 98% of our investment company ordinary taxable income in any calendar year, 98% of our capital gain net income for each one-year period ending on October 31 and any shortfall in distributing taxable income from the prior calendar year. For calendar year 2005, we retained $48,282 of our investment company taxable income. For the three and six months ended June 30, 2006, we accrued a federal excise tax of $412 and $824, respectively, which is included in our provision for income taxes.

Our consolidated taxable operating subsidiaries, ACFS and ECFS, are subject to corporate level federal, state and local income tax in their respective jurisdictions. ECFS is incorporated in Guernsey where it has received an exempt status and therefore does not pay any income tax; however, the wholly-owned subsidiary of ECFS is subject to corporate level income tax. For the three and six months ended June 30, 2006, we recorded a tax provision of $6,296 and 11,552, respectively, attributable to our taxable operating subsidiaries. For the three and six months ended June 30, 2005, we recorded a tax provision of $4,759 and $5,784, respectively, attributable to our taxable operating subsidiaries. The increase in the tax provision in 2006 as compared to 2005 is due primarily to the increase in fee income earned by ACFS in 2006 as a result of an increase in American Capital sponsored buyout transactions structured by ACFS.

Net Realized Gains (Losses) on Investments

Our net realized gains (losses) for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
3SI Acquisition Holdings, Inc.	$(2)	$—	$26,615	$—
ASC Industries, Inc.	24,992	—	24,992	—
Network for Medical Communication & Research, LLC.	22	—	21,570	—
PaR Nuclear Holding Company	5,397	—	5,397	—
Edge Products, LLC	14	—	4,101	—
Alemite Holdings, Inc.	—	—	1,997	—
Roadrunner Freight Systems, Inc.	—	26,339	—	26,339
CIVCO Holding, Inc.	—	12,611	—	12,611
Automatic Bar Controls, Inc.	—	11,547	—	11,547
Cycle Gear, Inc.	—	—	—	3,706
The Lion Brewery, Inc.	—	—	—	1,896
ACS PTI, Inc.	—	—	—	1,891
Bumble Bee Seafoods, L.P.	—	1,882	—	1,882
Kelly Aerospace, Inc.	—	1,747	—	1,747
Other, net	1,674	290	6,330	1,694

Total gross realized portfolio gains	32,097	54,416	91,002	63,313

American Decorative Surfaces International, Inc.	(55)	—	(15,812)	—
UAV Corporation	(14,687)	—	(14,687)	—
S-Tran Holdings, Inc.	—	(22,055)	—	(22,055)
Other, net	(190)	(4)	(436)	(780)

Total gross realized portfolio losses	(14,932)	(22,059)	(30,935)	(22,835)

Total net realized portfolio gains	17,165	32,357	60,067	40,478
Interest rate derivative periodic interest receipts (payments)	772	(3,048)	1,443	(6,343)
Interest rate derivative settlement receipts and other	3,562	887	4,187	887

Total net realized gains	$21,499	$30,196	$65,697	$35,022

In the first quarter of 2006, we received full repayment of our remaining $39,921 subordinated debt investment in 3SI Acquisition Holdings, Inc. and sold all of our common equity for $53,463 in proceeds realizing a total gain of $26,615 offset by a reversal of unrealized appreciation of $28,002. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $4,464.

In the second quarter of 2006, we received full repayment of our $20,500 subordinated debt investment in ASC Industries, Inc. and sold all of our equity investments for $35,228 in proceeds realizing a total gain of $24,992 offset by a reversal of unrealized appreciation of $19,215.

In the first quarter of 2006, we received full repayment of our remaining $10,400 subordinated debt investment in Network for Medical Communication & Research, LLC and sold all of our common equity warrants for $22,275 in proceeds realizing a total gain of $21,570 offset by a reversal of unrealized appreciation of $23,110. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $1,320.

In the second quarter of 2006, we sold all of our remaining equity investments in PaR Nuclear Holding Company realizing a gain of $5,397 offset by a reversal of unrealized appreciation of $4,139.

In the first quarter of 2006, we received full repayment of our $24,495 senior and subordinated debt investments in Edge Products, LLC and sold all of our equity investments for $5,539 in proceeds, net of tax, realizing a total gain of $4,101 offset by a reversal of unrealized appreciation of $2,276. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $869.

In the first quarter of 2006, American Decorative Surfaces International, Inc. ceased business operations and a receiver was appointed to liquidate its remaining assets. Although we are pursuing our claims in the receivership, we do not expect to receive any additional proceeds from the liquidation. Our remaining subordinated debt and equity investments were deemed worthless and we recognized a realized loss of $15,812 offset by the reversal of unrealized depreciation of $18,703.

In the second quarter of 2006, we sold our senior subordinated debt investment in UAV Corporation for nominal proceeds realizing a loss of $14,687 offset by a reversal of unrealized depreciation of $12,044.

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

In the second quarter of 2005, we received full repayment of our $25,539 of our remaining senior and subordinated debt investments in Automatic Bar Controls, Inc. and sold all or our remaining equity investments in Automatic Bar consisting of our common stock and common stock warrants for $18,505 in proceeds realizing a total gain of $11,547 offset by a reversal of unrealized appreciation of $14,062.

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

In the second quarter of 2005, S-Tran Holdings, Inc. filed for Chapter 11 bankruptcy. We do not expect to receive any proceeds from the liquidation of S-Tran for our common stock investment in S-Tran. Our common stock investment was deemed worthless and was written off resulting in a realized loss of $22,055 offset by a reversal of unrealized depreciation of $21,849. We continue to have a subordinated debt investment in S-Tran for which we expect to receive some proceeds from the liquidation.

Unrealized Appreciation and Depreciation of Investments

The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and six months ended June 30, 2006 and 2005:

	Number of Companies	Three Months Ended June 30, 2006	Number of Companies	Three Months Ended June 30, 2005
Gross unrealized appreciation of portfolio company investments	34	$242,649	22	$95,405
Gross unrealized depreciation of portfolio company investments	25	(82,632)	19	(77,345)
Reversal of prior period unrealized appreciation upon a realization		(11,972)		(25,932)

Net unrealized appreciation (depreciation) of portfolio company investments		148,045		(7,872)
Net interest rate derivative periodic payment receivable		1,346		203
Derivative agreements, net		10,215		(16,652)

Net unrealized appreciation (depreciation) of investments		$159,606		$(24,321)

	Number of Companies	Six Months Ended June 30, 2006	Number of Companies	Six Months Ended June 30, 2005
Gross unrealized appreciation of portfolio company investments	42	$398,550	31	$166,211
Gross unrealized depreciation of portfolio company investments	37	(198,033)	22	(114,699)
Reversal of prior period unrealized appreciation upon a realization		(49,470)		(34,667)

Net unrealized appreciation of portfolio company investments		151,047		16,845
Net interest rate derivative periodic payment receivable (accrual)		35		(77)
Derivative agreements, net		32,458		1,878

Net unrealized appreciation of investments		$183,540		$18,646

The fair value of the interest rate derivative agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. They appreciate or depreciate based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of interest rate derivative agreements. The increase in the fair value of our interest rate derivative agreements in the three and six month periods ended June 30, 2006 is due primarily to the increase in average LIBOR in 2006 and a resulting increase in the forward interest rate yield curve.

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

For the second quarter of 2006, Houlihan Lokey reviewed our valuations of 22 portfolio companies having an aggregate $852,000 in fair value as reflected in our consolidated financial statements as of June 30, 2006. Over the last four quarters, Houlihan Lokey has reviewed 97 portfolio companies totaling $3,412,000 in fair value as of their respective valuation dates. In addition, Houlihan Lokey representatives attend our quarterly valuation meetings and provide periodic reports and recommendations to our audit and compliance committee of the board of directors. For those portfolio company investments that Houlihan Lokey has reviewed using the scope of review set forth by our board, our board has made a fair value determination that is within the aggregate range of fair value for such investments as determined by Houlihan Lokey.

In February 2006, we entered into a commitment to provide $84,993 of mezzanine and equity financing to ASAlliances Biofuels, LLC to fund its development of three large scale ethanol production facilities. Construction of two of the facilities has commenced and construction of the third facility is projected to commence in the third quarter of 2006. The facilities are projected to be in operation in late 2007. As of June 30, 2006, our cost basis in ASAlliances Biofuels was $39,458, which represents a 43% diluted ownership interest. As of June 30, 2006, our investment has appreciated to a fair value of $99,994. The increase in the valuation is driven in part by recent developments in the ethanol and energy markets and market comparables. In addition to its standard scope, we engaged Houlihan Lokey to review the value of ASAlliances Biofuels as of June 30, 2006, since we determined that its fair value had risen significantly in the year in which the investment was made. The fair value of this investment as determined by our Board is within the range of fair value for the investment as determined by Houlihan Lokey.

Houlihan Lokey has been engaged, or may in the future be engaged, directly by us or our portfolio companies to provide investment banking services.

Financial Condition, Liquidity, and Capital Resources

At June 30, 2006, we had $172,350 in cash and cash equivalents and $65,977 in restricted cash. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed within 90 days to pay interest and principal on the securitized debt. As of June 30, 2006, we had availability of $535,955 under our revolving debt funding facilities and $50,310 under our forward equity sale agreement assuming the forward price as of June 30, 2006. During the six months ended June 30, 2006, we principally funded investments using draws on the revolving debt funding facilities, unsecured debt issuances and equity offerings, including forward equity sale agreements, as well as proceeds from sales of senior loans, repayments of loans and sales of equity investments.

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

We believe that we are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended. As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of June 30, 2006 and December 31, 2005, our asset coverage was 214% and 217% , respectively.

Equity Capital Raising Activities

Forward Sale Agreements

We periodically complete public offerings where shares of our common stock are sold in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties, or forward purchasers, in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements. The shares of common stock sold by the forward purchasers are borrowed from third party market sources. Pursuant to the forward sale agreements, we are required to sell to the forward purchasers shares of our common stock generally at such times as we elect over a one-year period. On a settlement date, we issue and sell shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price is initially the public offering price of shares of our common stock less the underwriting discount. The forward sale agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and also is subject to specified decreases on certain dates during the duration of the agreement. The forward sale prices are also subject to decrease if the total cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the forward sale agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. Subsequent changes in the fair value are not recognized. The shares of common stock are not considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128”, the forward sale agreements are not considered participating securities for the purpose of determining basic earnings per share under FASB Statement No. 128, “Earnings per Share.” However, the dilutive impact of the shares issuable under the forward sale agreements is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

Our objective with the use of forward sale agreements is to allow us to manage more efficiently our debt to equity ratio, considering applicable statutory requirements and our capital needs associated with funding our investment activities. As a BDC, we are able to issue debt securities and preferred stock in an amount such that our asset coverage is at least 200% of the amount of our outstanding debt securities and preferred stock. Because we do not currently have any preferred stock outstanding, this provision of the 1940 Act effectively limits our ratio of debt to equity at this time to 1:1. However, as a practical matter, in order to provide sufficient flexibility to fund our projected investments and a cushion, we generally keep our debt to equity ratio somewhat below 1:1. For example, as of June 30, 2006, our ratio of debt to equity was 0.88:1.

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

The use of forward sale contracts is expected to allow us to deliver common stock and receive cash at our election to the extent covered by outstanding contracts, without undertaking a new offering of common stock. Because we would be more assured of access to equity capital, we expect to be in a position to allow our debt to equity ratio to be closer to 1:1 than without the use of forward sale agreements. For example, the use of the forward sale agreements beginning in 2004 has enabled us to increase our debt to equity ratio from 0.71 as of December 31, 2003 to 0.88 as of June 30, 2006. During periods in which we have reported earnings, having a higher debt to equity ratio should have a beneficial effect on our overall cost of capital, which could result in increased earnings.

Equity Offerings

For the six months ended June, 30, 2006 and 2005, we completed several public offerings of our common stock and entered into several forward sale agreements. The following table summarizes the total shares sold, including shares sold pursuant to the underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the six months ended June 30, 2006 and 2005:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price per Share
Issuances under April 2006 Forward Sale Agreements	2,500	$83,837	$33.53
April 2006 public offering	9,800	333,062	33.99
February 2006 public offering	987	35,620	36.10
Issuances under January 2006 Forward Sale Agreements	4,000	137,259	34.31
January 2006 public offering	600	20,904	34.84
Issuances under November 2005 Forward Sale Agreements	3,500	124,824	35.66
Issuances under September 2005 Forward Sale Agreements	750	26,113	34.82

Total for the six months ended June 30, 2006	22,137	$761,619	$34.40

March 2005 public offering	2,000	$60,228	$30.11
Issuances under September 2004 Forward Sale Agreements	6,250	178,312	28.53

Total for the six months ended June 30, 2005	8,250	$238,540	$28.91

As part of the public offering in April 2006, we also entered into forward sale agreements (the “April 2006 Forward Sale Agreements”) to purchase 4,000 shares of common stock. The 4,000 shares of common stock were borrowed from third party market sources by the counterparties, or forward purchasers, of the April 2006 Forward Sale Agreements who then sold the shares to the public. Pursuant to the April 2006 Forward Sale Agreements, we must sell to the forward purchasers 4,000 shares of our common stock generally at such times as we elect over a one-year period. The April 2006 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the April 2006 Forward Sale Agreements through termination in April 2007. On a settlement date, we will issue shares of our common stock to the forward purchasers at the then applicable forward sale price. The forward sale price was initially $33.99 per share, which was the public offering price of shares of our common stock less the underwriting discount. The April 2006 Forward Sale Agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and is subject to a decrease by $0.82, $0.83, $0.84, and $0.85 on each of June 2, 2006, September 1, 2006, December 1, 2006 and March 2, 2007, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of June 30, 2006, there are 1,500 shares available under the April 2006 Forward Sale Agreement at a forward sale price of $33.54 per share.

As of June 30, 2006, all other forward sale agreements had been fully settled.

Debt Capital Raising Activities

Our debt obligations consisted of the following as of June 30, 2006 and December 31, 2005:

Debt	June 30, 2006	December 31, 2005
Secured revolving credit facility, $1,000,000 commitment	$730,639	$593,369
Unsecured revolving credit facility, $900,000 commitment	758,406	162,000
Secured revolving credit facility, $125,000 commitment	—	—
Unsecured debt due through September 2011	167,000	167,000
Unsecured debt due August 2010	126,000	126,000
Unsecured debt due October 2020	75,464	75,481
Unsecured debt due February 2011	23,020	—
TRS Facility	250,000	110,219
ACAS Business Loan Trust 2002-2 asset securitization	—	5,406
ACAS Business Loan Trust 2003-1 asset securitization	—	23,320
ACAS Business Loan Trust 2003-2 asset securitization	—	32,268
ACAS Business Loan Trust 2004-1 asset securitization	409,772	409,772
ACAS Business Loan Trust 2005-1 asset securitization	830,000	762,025

Total	$3,370,301	$2,466,860

The weighted average debt balance for the three months ended June 30, 2006 and 2005 was $2,679,300 and $1,775,600, respectively. The weighted average debt balance for the six months ended June 30, 2006 and 2005 was $2,556,100 and $1,674,800, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended June 31, 2006 and 2005 was 6.09% and 4.95%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the six months ended June 31, 2006 and 2005 was 6.01% and 4.70%, respectively. We are currently in compliance with all of our debt covenants.

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

In January 2006, we expanded the committed amount of our existing unsecured debt-funding facility from $255,000 to $310,000 as a result of new lender commitments. In May 2006, the revolving facility was amended to add new lenders and to increase the available commitments thereunder to $900,000. The facility may be expanded through new or additional commitments up to $1,150,000 in accordance with the terms and conditions set forth in the related agreement. The ability to make draws under the revolving credit facility expires in May 2008 unless the revolving facility is extended for an additional one-year period prior to such date with the consent of the lenders.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment and loan grade. The weighted average investment grade was 3.1 as of both June 30, 2006 and December 31, 2005. The weighted average loan grade was 3.0 as of both June 30, 2006 and December 31, 2005. The weighted average investment grade is weighted based on the total fair value of both the loan and equity investments of a portfolio company. The weighted average loan grade is weighted based on the total fair value of only the loan investments of the portfolio company. At June 30, 2006 and December 31, 2005, our investment portfolio was graded as follows:

	June 30, 2006				December 31, 2005
Grade	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio
4	$1,238,454	19.0%	$654,455	15.5%	$916,910	18.6%	$519,053	15.7%
3	4,696,160	72.2%	3,044,239	72.2%	3,578,268	72.4%	2,369,924	71.8%
2	416,853	6.4%	363,031	8.6%	336,791	6.8%	301,094	9.1%
1	155,354	2.4%	153,571	3.7%	110,601	2.2%	110,585	3.4%

	$6,506,821	100.0%	$4,215,296	100%	$4,942,570	100.0%	$3,300,656	100%

Weighted average grade	3.1		3.0		3.1		3.0

The amounts above include our investments in CMBS and CDO securities that are rated B or higher from one of the nationally recognized statistical rating organizations. The amounts above do not include our investments for which we have only invested in the equity securities of the company and our investments in CMBS and CDO securities that are B-rated or lower from one of the nationally recognized statistical rating organizations.

In the second quarter of 2006, eleven portfolio companies were upgraded from a loan grade 3 to a loan grade 4 and two portfolio companies were upgraded from a loan grade 2 to a loan grade 3, while four portfolio companies were downgraded from a loan grade 4 to a loan grade 3, three companies were downgraded from a loan grade 3 to a loan grade 2 and two portfolio companies were downgraded from a loan grade 2 to a loan grade 1.

We stop accruing interest on investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation determined by us could have an effect on the amount of our loans on non-accrual status. As of June 30, 2006, loans on non-accrual status for fourteen portfolio companies were $189,563, calculated as the cost plus unamortized OID, and had a fair value of $54,694. Loans with seven of the fourteen portfolio companies are grade 2 loans and loans with seven of the fourteen portfolio companies are grade 1 loans. These loans include a total of $148,242 with PIK interest features. As of December 31, 2005, loans on non-accrual status for fourteen portfolio companies were $132,330, calculated as the cost plus unamortized OID, and had a fair value of $48,304. Loans with eight of the fourteen portfolio companies are grade 2 loans and loans with six of the fourteen portfolio companies are grade 1 loans. These loans include a total of $109,477 with PIK interest features.

As of June 30, 2006 and December 31, 2005, loans on accrual status, past due loans and loans on non-accrual status were as follows:

	Number of Portfolio Companies	June 30, 2006	Number of Portfolio Companies	December 31, 2005
Current	112	$3,948,587	111	$3,285,981

One Month Past Due		—		8,151
Two Months Past Due		—		11,026
Three Months Past Due		—		—
Greater than Three Months Past Due		47,722		34,498
Loans on Non-accrual Status		189,563		132,330

Subtotal	16	237,285	14	186,005

Total	128	$4,185,872	125	$3,471,986

Past Due and Non-accruing Loans as a Percent of Total Loans		5.7%		5.4%

The loan balances above reflect our cost of the debt, excluding CMBS securities, plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

In the second quarter of 2006, we recapitalized one portfolio company by contributing our subordinated debt with a cost basis of $3,616 and a fair value of $2,600 into our existing common equity. Prior to the recapitalization, the subordinated note was a non-accruing loan.

In the second quarter of 2006, we recapitalized one portfolio company by exchanging our junior subordinated debt with a cost basis of $6,353 and a fair value of $2,781 into redeemable preferred stock. Prior to the recapitalization, the junior subordinated note was an accruing loan.

In the second quarter of 2006, we recapitalized one portfolio company by contributing our senior subordinated debt with a cost basis of $8,720 and a fair value of $4,054 into our existing common equity. Prior to the recapitalization, the senior subordinated note was a non-accruing loan.

In the second quarter of 2006, we recapitalized one portfolio company by exchanging our subordinated debt with a cost basis of $7,172 and a fair value of zero into redeemable preferred stock. Prior to the recapitalization, the subordinated note was a non-accruing loan.

In the second quarter of 2005, we recapitalized one portfolio company by exchanging our senior subordinated debt with a cost basis and fair value of $6,239 into redeemable preferred stock. Prior to the recapitalization, the senior subordinated note was an accruing loan.

In the second quarter of 2005, we recapitalized one portfolio company. As part of the recapitalization, we exchanged junior subordinated debt with a cost basis of $5,464 and a fair value of $109 into redeemable preferred stock. Prior to the recapitalization, the junior subordinated notes were on non-accrual status.

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

We track our portfolio investments on a static-pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended June 30, 2006:

Static Pool
Portfolio Statistics (1) ($ in millions, unaudited):	Pre-1999	1999	2000	2001	2002	2003	2004	2005	2006	Aggregate	2001-2006 Aggregate
Internal Rate of Return(2)	10.7%	7.4%	6.9%	22.6%	10.0%	25.1%	19.1%	20.9%	103.0%	16.3%	20.4%
Original Investments and Commitments	$375	$380	$395	$369	$943	$1,317	$1,991	$3,171	$1,730	$10,671	$9,521
Total Exits and Prepayments of Original Investments	$141	$191	$226	$259	$443	$701	$555	$494	$14	$3,024	$2,466
Total Interest, Dividends and Fees Collected	$137	$131	$94	$143	$241	$274	$281	$238	$78	$1,617	$1,255
Total Net Realized (Loss) Gain on Investments	$(19)	$(22)	$(75)	$49	$32	$120	$10	$5	$—	$100	$216
Current Cost of Investments	$191	$175	$198	$94	$452	$631	$1,331	$2,257	$1,544	$6,873	$6,309
Current Fair Value of Investments	$183	$121	$216	$78	$340	$704	$1,391	$2,344	$1,614	$6,991	$6,471
Net Unrealized Appreciation/(Depreciation)	$(8)	$(54)	$18	$(16)	$(112)	$73	$60	$87	$70	$118	$162
Non-Accruing Loans at Face	$4	$30	$—	$29	$88	$—	$22	$17	$—	$190	$156
Equity Interest at Fair Value(9)	$52	$9	$66	$39	$49	$312	$391	$1,098	$594	$2,610	$2,483
Debt to EBITDA(3)(4)(5)	7.0	8.6	4.4	4.4	7.4	4.6	4.6	4.5	4.9	4.9	4.8
Interest Coverage(3)(5)	1.7	1.8	3.5	1.6	1.7	2.3	2.1	2.3	1.9	2.1	2.1
Debt Service Coverage(3)(5)	1.5	1.5	2.3	1.2	1.3	1.8	1.6	1.9	1.5	1.7	1.7
Investment Grade(3)(10)	2.9	1.5	3.4	3.2	2.5	3.1	3.3	3.2	3.0	3.1	3.1
Average Age of Companies(5)	44 yrs	56 yrs	30 yrs	37 yrs	35 yrs	14 yrs	40 yrs	33 yrs	28 yrs	32 yrs	32 yrs
Ownership Percentage(9)	88%	69%	26%	64%	57%	70%	43%	58%	72%	59%	59%
Average Sales(5)(6)	$121	$70	$120	$175	$89	$110	$86	$108	$132	$108	$108
Average EBITDA(5)(7)	$7	$6	$40	$18	$10	$23	$18	$24	$19	$20	$20
Average EBITDA Margin(5)	5.8%	8.6%	33.3%	10.3%	11.2%	20.9%	20.9%	22.2%	14.4%	18.5%	18.5%
Total Sales(5)(6)	$495	$405	$367	$1,758	$1,006	$1,803	$3,149	$4,516	$1,271	$14,770	$13,503
Total EBITDA(5)(7)	$38	$33	$97	$161	$80	$307	$591	$735	$186	$2,228	$2,060
% of Senior Loans(5)(8)	52%	39%	55%	25%	62%	46%	56%	40%	57%	50%	50%
% of Loans with Lien(5)(8)	69%	49%	81%	100%	95%	97%	85%	83%	88%	85%	87%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at current fair value.
(3)	These amounts do not include investments in which the Company owns only equity.
(4)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(5)	Excludes investments in commercial mortgage backed securities, collateralized debt obligations and European Capital Limited.
(6)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(8)	As a percentage of our total debt investments.
(9)	Excludes investments in commercial mortgage backed securities and collateralized debt obligations.
(10)	Excludes investments in collateralized debt obligations and European Capital Limited.

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

Under our interest rate swap agreements, we either pay a floating rate based on the prime rate and receive a floating interest rate based on one-month LIBOR, or pay a fixed rate and receive a floating interest rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we receive a fixed rate and pay a floating rate based on one-month LIBOR. We may enter into interest rate cap agreements that entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates.

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

A summary of our derivative agreements are included in our schedule of investments in the accompanying consolidated financial statements.

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

American Capital, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the second quarter of 2006.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 2006, we held our annual meeting of stockholders. Four matters were submitted to the stockholders for consideration:

1. To elect three directors of American Capital, each to serve a three-year term and until their successors are elected and qualified;

2. To approve the adoption of our 2006 Employee Stock Option Plan;

3. To approve the adoption of our Incentive Bonus Plan, including the Plan’s investment in American Capital Common Stock; and

4. To ratify the selection of Ernst & Young LLP to serve as our independent public accountants for the year ending December 31, 2006.

The results of the shares voted with regard to each of these matters are as follows:

1. Election of Directors

Director	For	Withheld
Philip R. Harper	109,320,083	4,247,307
Kenneth D. Peterson, Jr.	112,067,088	1,500,302
Malon Wilkus	112,154,362	1,413,028

Continuing directors whose terms did not expire at the annual meeting were as follows: Mary C. (Molly) Baskin, Neil M. Hahl, Stan Lundine and Alvin Puryear.

2. Approval of 2006 Employee Stock Option Plan

For	Against	Abstain	Broker Non-Votes
38,572,796	12,402,334	810,867	61,781,392

3. Approval of Incentive Bonus Plan, including the Plan’s investment in American Capital Common Stock

For	Against	Abstain	Broker Non-Votes
45,728,099	5,204,340	853,559	61,781,392

4. Ratification of appointment of Ernst & Young LLP as auditors

For	Against	Abstain	Broker Non-Votes
111,874,173	1,403,487	289,729	0

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

*3.1.	American Capital Strategies, Ltd. Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on August 12, 1997 (File No. 333-29943), as amended by a certain Certificate of Amendment, incorporated herein by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 1999, filed March 29, 2000, as further amended by a Certificate of Amendment No. 2 in the form filed as Appendix I to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000 and as further amended by a Certificate of Amendment No. 3 dated as of May 4, 2004, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment to the Registration Statement on Form N-2 (File No. 333-113859), filed on May 6, 2004.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.3.	Indenture, between Wells Fargo Bank, National Association, as Indenture Trustee and ACAS Business Loan Trust 2004-1, as the Issuer, dated as of December 2, 2004, incorporated herein by reference to Exhibit 4.1 of Form 8-K dated December 8, 2004.

*4.4.	Indenture, by and between ACAS Business Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee, dated as of October 4, 2005, incorporated herein by reference to Exhibit 4.8 of Form 10-Q for the quarter ended June 30, 2005 (File No. 814-00149), filed November 9, 2005.

*10.1.	First Amended and Restated Credit Agreement, dated May 25, 2006, by and among American Capital Strategies, Ltd., Wachovia Bank, National Association, Branch Banking and Trust Company, Wachovia Capital Markets, LLC, BB&T Capital Markets, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of Montreal, Fortis Capital Corp., Dresdner Bank AG, New York and Cayman Island Branches, Credit Suisse, Cayman Islands Branch, HSBC Bank USA, N.A., Bank of America, N.A., UBS Loan Finance LLC, WestLB AG, New York Branch, Bayerische Hypo-Und Vereinsbank AG, Royal Bank of Canada, Calyon Americas, Bear Stearns Corporate Lending Inc., PNC Bank, National Association, Fifth Third Bank, Union Bank of California, N.A., Regions Bank, Wells Fargo Bank, N.A., Chevy Chase Bank, Societe Generale and Sovereign Bank, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated June 1, 2006.

*10.2.	Form of American Capital Strategies, Ltd. 2006 Employee Stock Option Plan incorporated by reference to Exhibit I to the Definitive Proxy Statement for the 2006 Annual Meeting (File No. 814-00149) filed on April 11, 2006.

*10.3.	Form of Amended and Restated American Capital Incentive Bonus Plan incorporated by reference to Exhibit II to the Definitive Proxy Statement for the 2006 Annual Meeting (File No. 814-00149) filed on April 11, 2006.

*10.4.	Employment Agreement between American Capital Strategies, Ltd. and Brian Graff, dated as of April 19, 2006, incorporated by reference to Exhibit 10.9 of Form 10-Q dated May 10, 2006.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Senior Vice President, Accounting and Reporting

Date: August 9, 2006