Form 10-Q
period 2006-09-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2006-11-09
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 31, 2006 was 144,175,472.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Investments at fair value (cost of $7,383,863 and $5,134,398, respectively)
Non-Control/Non-Affiliate investments (cost of $4,342,745 and $2,156,065, respectively)	$4,388,917	$2,135,795
Affiliate investments (cost of $510,985 and $420,370, respectively)	532,065	449,026
Control investments (cost of $2,530,133 and $2,557,963, respectively)	2,593,096	2,516,282
Derivative agreements	20,758	18,132

Total investments at fair value	7,534,836	5,119,235
Cash and cash equivalents	34,129	97,134
Restricted cash	124,315	121,772
Interest receivable	43,983	32,668
Other	118,169	78,300

Total assets	$7,855,432	$5,449,109

Liabilities and Shareholders’ Equity
Debt (maturing within one year of $279,050, and $180,634, respectively)	$3,603,664	$2,466,860
Derivative agreements	14,022	2,140
Accrued dividends payable	118,476	3,574
Other	99,594	78,898

Total liabilities	3,835,756	2,551,472

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 147,079 and 119,123 issued and 143,777 and 118,913 outstanding, respectively	1,437	1,189
Capital in excess of par value	3,812,639	2,942,814
Notes receivable from sale of common stock	(6,655)	(6,655)
Undistributed (distributions in excess of) net realized earnings	76,168	(22,408)
Net unrealized appreciation (depreciation) of investments	136,087	(17,303)

Total shareholders’ equity	4,019,676	2,897,637

Total liabilities and shareholders’ equity	$7,855,432	$5,449,109

Net asset value per share	$27.96	$24.37

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$114,953	$48,450	$266,993	$126,905
Affiliate investments	12,198	16,295	35,734	42,446
Control investments	52,494	49,660	164,582	129,382

Total interest and dividend income	179,645	114,405	467,309	298,733

Fee and Other Income
Non-Control/Non-Affiliate investments	26,437	16,084	83,766	29,162
Affiliate investments	3,031	3,683	4,537	8,921
Control investments	21,714	14,580	60,428	44,523

Total fee and other income	51,182	34,347	148,731	82,606

Total operating income	230,827	148,752	616,040	381,339

OPERATING EXPENSES:
Interest	55,625	27,889	132,385	67,225
Salaries, benefits and stock-based compensation	40,928	20,837	102,943	55,850
General and administrative	18,676	12,216	50,603	27,309

Total operating expenses	115,229	60,942	285,931	150,384

OPERATING INCOME BEFORE INCOME TAXES	115,598	87,810	330,109	230,955
Provision for income taxes	(5,600)	(1,884)	(17,976)	(7,668)

NET OPERATING INCOME	109,998	85,926	312,133	223,287

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	3,660	3,384	(4,764)	21,638
Affiliate investments	22,154	6,601	32,310	7,451
Control investments	20,413	(10,754)	78,748	10,620
Derivative agreements	5,487	(2,706)	11,117	(8,162)

Total net realized gain (loss) on investments	51,714	(3,475)	117,411	31,547

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	(2,576)	(6,735)	148,471	10,110
Foreign currency translation	14,725	—	14,175	—
Derivative agreements	(42,299)	18,341	(9,256)	20,142

Total net unrealized appreciation (depreciation) of investments	(30,150)	11,606	153,390	30,252

Total net gain on investments	21,564	8,131	270,801	61,799

INCREASE IN NET ASSETS RESULTING FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	131,562	94,057	582,934	285,086
Cumulative effect of accounting change, net of tax	—	—	1,026	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$131,562	$94,057	$583,960	$285,086

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.78	$0.84	$2.37	$2.34
Diluted	$0.77	$0.82	$2.35	$2.29
NET EARNINGS PER COMMON SHARE:
Basic	$0.93	$0.92	$4.44	$2.99
Diluted	$0.92	$0.90	$4.39	$2.92
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	141,589	102,366	131,660	95,319
Diluted	143,274	104,499	132,929	97,587
DIVIDENDS DECLARED PER COMMON SHARE	$0.83	$0.78	$2.45	$2.26

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
Operations:
Net operating income	$312,133	$223,287
Net realized gain on investments	117,411	31,547
Net unrealized appreciation of investments	153,390	30,252
Cumulative effect of accounting change, net of tax	1,026	—

Net increase in net assets resulting from operations	583,960	285,086

Shareholder distributions:
Common stock dividends from net operating income	(312,133)	(217,115)
Common stock dividends in excess of net operating income	(11,955)	—

Net decrease in net assets resulting from shareholder distributions	(324,088)	(217,115)

Capital share transactions:
Issuance of common stock	909,989	543,980
Issuance of common stock under stock option plans	13,849	34,933
Issuance of common stock under dividend reinvestment plan	22,051	14,159
Issuance of non-recourse notes receivable to purchase common stock	(5,228)	(7,075)
Purchase of common stock held in deferred compensation trusts	(101,008)	(6,530)
Stock-based compensation	24,484	9,889
Cumulative effect of accounting change	(1,432)	—
Other	(538)	369

Net increase in net assets resulting from capital share transactions	862,167	589,725

Total increase in net assets	1,122,039	657,696
Net assets at beginning of period	2,897,637	1,872,426

Net assets at end of period	$4,019,676	$2,530,122

Net asset value per common share	$27.96	$23.34

Common shares outstanding at end of period	143,777	108,386

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net increase in net assets resulting from operations	$583,960	$285,086
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized appreciation of investments	(153,390)	(30,252)
Net realized gain on investments	(117,411)	(31,547)
Accretion of loan discounts	(10,335)	(9,486)
Increase in accrued payment-in-kind interest and dividends	(113,929)	(56,107)
Collection of loan origination fees	30,159	21,995
Amortization of deferred financing costs and net debt premium	5,665	7,223
Stock-based compensation	24,484	9,889
Cumulative effect of accounting change, net of tax	(1,026)	—
Depreciation of property and equipment	3,425	1,482
Increase in interest receivable	(13,509)	(9,847)
Increase in other assets	(4,230)	(67,890)
Increase in other liabilities	19,374	46,776

Net cash provided by operating activities	253,237	167,322

Investing activities:
Purchases of investments	(3,871,611)	(2,036,110)
Principal repayments	1,199,736	468,657
Proceeds from sale of senior debt investments	190,348	165,903
Collection of payment-in-kind notes and dividends	51,604	16,831
Collection of accreted loan discounts	7,534	3,371
Proceeds from sale of equity investments	355,791	113,258
Purchase of government securities	—	(99,938)
Sale of government securities	—	99,938
Interest rate derivative receipts (payments), net	11,666	(8,162)
Capital expenditures of property and equipment	(16,263)	(4,005)
Repayments of employee notes receivable issued in exchange for common stock	—	178

Net cash used in investing activities	(2,071,195)	(1,280,079)

Financing activities:
Proceeds from asset securitizations	503,975	—
Draws on revolving credit facilities, net	530,686	678,883
Repayment of notes payable for asset securitizations	(61,002)	(194,694)
Proceeds from unsecured debt issuance	21,980	201,492
Proceeds from TRS facility, net	139,781	20,154
Increase in deferred financing costs	(8,391)	(5,066)
(Increase) decrease in debt service escrows	(2,543)	31,392
Issuance of common stock	923,838	578,913
Issuance of non-recourse notes to purchase common stock	(5,228)	(7,075)
Purchase of common stock held in deferred compensation trusts	(101,008)	(6,530)
Distributions paid	(187,135)	(126,954)

Net cash provided by financing activities	1,754,953	1,170,515

Net (decrease) increase in cash and cash equivalents	(63,005)	57,758
Cash and cash equivalents at beginning of period	97,134	58,367

Cash and cash equivalents at end of period	$34,129	$116,125

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$22,051	$14,159

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
Per Share Data:
Net asset value at beginning of the period	$24.37	$21.11

Net operating income(1)	2.37	2.34
Net realized gain on investments(1)	0.89	0.33
Net unrealized appreciation on investments(1)	1.17	0.32
Cumulative effect of accounting change, net of tax(1)	0.01	—

Net increase net assets resulting from operations(1)	4.44	2.99
Issuance of common stock	1.80	1.56
Other, net(2)	(0.20)	(0.06)
Distribution of net investment income	(2.45)	(2.26)

Net asset value at end of period	$27.96	$23.34

Ratio/Supplemental Data:
Per share market value at end of period	39.47	$36.66
Total return(3)	17.10%	17.70%
Shares outstanding at end of period	143,777	108,386
Net assets at end of period	$4,019,676	$2,530,122
Average net assets	$3,468,216	$2,147,022
Average debt outstanding	$2,846,100	$1,799,500
Average debt per common share(1)	$21.62	$18.88
Ratio of operating expenses, net of interest expense, to average net assets	4.43%	3.87%
Ratio of interest expense to average net assets	3.81%	3.13%

Ratio of operating expenses to average net assets	8.24%	7.00%
Ratio of net operating income to average net assets	9.00%	10.40%

(1)	Weighted average basic per share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as purchase of common stock held in deferred compensation trusts, income tax deductions related to the exercise of stock options in excess of GAAP expense credited to additional paid-in capital and repayments of notes receivable from the sale of common stock, issuance of non-recourse notes to purchase common stock, and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 5% discount on shares purchased through the reinvested dividends.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06)(7)	$10,000	$9,970	$9,970
		Common Stock Warrants (2,004 shares)(1)		534	5,856

				10,504	15,826

Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		246	—

Algoma Holding Company	Building Products	Subordinated Debt (16.0%, Due 4/13)(7)	7,645	7,536	7,536
		Convertible Preferred Stock (40,000 shares)(1)		4,000	9,058

				11,536	16,594

Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares (5,000 shares)		4,188	4,478

Aspect Software	IT Services	Senior Debt (12.6%, Due 7/12)	20,000	19,803	19,803

Astrodyne Corporation	Electrical Equipment	Senior Debt (13.3%, Due 4/11)(7)	6,500	6,383	6,383
		Subordinated Debt (12.0%, Due 4/12)(7)	11,000	10,858	10,858
		Redeemable Preferred Stock (1 share)		—	—
		Convertible Preferred Stock (552,705 shares)		11,106	11,106

				28,347	28,347

Axygen Holdings Corporation	Health Care Equipment & Supplies	Senior Debt (8.8%, Due 9/12)	81,830	80,395	80,395
		Subordinated Debt (14.5%, Due 9/14)	58,097	57,229	57,229
		Redeemable Preferred Stock (352,000 shares)		58,776	58,776
		Convertible Preferred Stock (83,600 shares)		21,804	21,804
		Common Stock (4,400 shares)(1)		410	410
		Common Stock Warrants (352,000 shares)(1)		33,940	33,940

				252,554	252,554

Banc of America Commercial Mortgage Trust 2006-3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.5%, Due 7/16 – 8/16)	55,531	30,400	30,400

Banc of America Commercial Mortgage Trust 2006-4	Real Estate	Commercial Mortgage Pass-Through Certificates (5.4%, Due 9/16)	13,363	10,885	10,885

BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (13.8%, Due 9/10)(7)	13,687	13,568	13,568
		Subordinated Debt (16.0%, Due 9/11 – 9/12)(7)	53,219	52,686	52,686

				66,254	66,254

Barton Cotton Holding Corporation	Commercial Services & Supplies	Senior Debt (8.8%, Due 4/11 – 4/12)(7)	52,000	51,244	51,244
		Subordinated Debt (14.0%, Due 9/13)(7)	29,160	28,739	28,739
		Redeemable Preferred Stock (48,480 shares)		28,671	28,367
		Convertible Preferred Stock (115,200 shares)(1)		11,520	11,520
		Common Stock Warrants (215,467 shares)(1)		21,547	17,698

				141,721	137,568

BBB Industries, LLC	Auto Components	Senior Debt (11.3%, Due 6/12 – 6/13)(7)	95,400	93,818	93,818

Beacon Hospice, Inc.	Health Care Providers & Services	Subordinated Debt (14.5%, Due 2/12)(7)	10,430	10,300	10,300

Berry-Hill Galleries, Inc.	Distributors	Senior Debt (15.8%, Due 5/07)	20,889	20,629	20,629

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
BLI Partners, LLC	Personal Products	Common Membership (20% membership interest)(1)		17,344	—

Breeze Industrial Products Corporation	Auto Components	Senior Debt (11.8%, Due 8/13)(7)	19,000	18,719	18,719
		Subordinated Debt (14.3%, Due 8/13 – 8/15)(7)	32,995	32,579	32,579

				51,298	51,298

Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)(7)	118,326	116,718	116,718

Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (11.6%, Due 7/12)(7)	3,000	3,000	3,000

CH Holding Corp.	Leisure Equipment & Products	Senior Debt (12.3%, Due 5/11)	14,000	13,833	13,833
		Redeemable Preferred Stock (20,219 shares)(1)		49,033	18,564
		Convertible Preferred Stock (950,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				62,866	32,397

CIBT Global Inc.	Commercial Services & Supplies	Senior Debt (11.1%, Due 5/12)	58,705	57,656	57,656

CL Holdings	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.7%, Due 3/10)(7)	25,630	23,248	23,248
		Redeemable Preferred Stock (11,850 shares)(1)		441	240
		Common Stock (11,850 shares)(1)		—	—
		Preferred Stock Warrants (1,564 shares)(1)		—	—
		Common Stock Warrants (197,322 shares)(1)		5,418	2,924

				29,107	26,412

CoLTs 2005-1 Ltd.	Diversified Financial Services	Preference Shares (360 shares)		7,531	9,001

CoLTs 2005-2 Ltd.	Diversified Financial Services	Preference Shares (34,170,000 shares)		33,688	32,969

Corporate Benefit Services of America, Inc.	Commercial Services & Supplies	Senior Debt (9.4%, Due 8/12)(7)	12,393	12,323	12,323
		Common Stock Warrants (6,828 shares)(1)		695	695

				13,018	13,018

Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11)(7)	14,000	11,607	11,607
		Redeemable Preferred Stock (2,000,000 shares)		1,869	1,841
		Common Stock Warrants (5,799,187 shares)(1)		3,865	5,039

				17,341	18,487

DelStar, Inc.	Building Products	Senior Debt (8.5%, Due 3/12)	4,988	4,988	4,988
		Subordinated Debt (14.0%, Due 12/12)(7)	17,899	17,650	17,650
		Redeemable Preferred Stock (45,650 shares)		19,593	19,593
		Convertible Preferred Stock (50,722 shares)		5,245	9,406
		Common Stock Warrants (152,701 shares)(1)		29,019	29,550

				76,495	81,187

Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)(7)	27,684	27,314	27,314

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Dynisco Parent, Inc.	Electronic Equipment &	Common Stock (10,000 shares)(1)		633	1,378
	Instruments	Common Stock Warrants (2,221 shares)(1)		133	395

				766	1,773

EAG Acquisition, LLC	Commercial Services &	Subordinated Debt (16.0%, Due 9/11)(7)	13,547	13,342	13,342
	Supplies	Redeemable Preferred Stock (7,000,000 shares)		7,624	7,579
		Common Stock Warrants (7,000,000 shares)(1)		—	11,606

				20,966	32,527

Easton Bell Sports LLC	Leisure Equipment & Products	Common Units (3,409,356 units)(1)		3,819	7,223

Edline, LLC	Software	Subordinated Debt (12.0%, Due 7/11)(7)	5,000	3,354	3,354
		Membership Warrants (2,121,212 units)(1)		1,784	2,563

				5,138	5,917

Euro-Caribe Packing	Food Products	Senior Debt (9.4%, Due 12/06 – 3/10)	8,203	8,203	8,203
Company, Inc.		Subordinated Debt (11.0%, Due 3/11)(6)	4,117	3,735	3,735
		Convertible Preferred Stock (260,048 shares)(1)		5,732	2,595

				17,670	14,533

FAMS Acquisition, Inc.	Diversified Financial Services	Senior Debt (11.9%, Due 8/10 – 8/11)(7)	28,799	28,385	28,385
		Subordinated Debt (14.8%, Due 8/12 – 8/13)(7)	24,694	24,362	24,362
		Convertible Preferred Stock (1,477,557 shares)(1)		35,880	31,293

				88,627	84,040

FCC Holdings, LLC	Commercial Banks	Senior Debt (13.0%, Due 8/09)(7)	25,000	24,756	24,756

Flagship CLO V	Diversified Financial Services	Preference Shares (15,000 shares)		14,233	14,233

Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)(7)	15,145	14,993	14,993
		Common Stock Warrants (122,397 shares)(1)		122	—

				15,115	14,993

FPI Holding Corporation	Food Products	Senior Debt (8.8%, Due 5/11 – 5/12)	55,000	53,960	53,960
		Subordinated Debt (15.0%, Due 5/13)(7)	38,391	37,833	37,833
		Convertible Preferred Stock (37,248 shares)		41,033	41,033
		Common Stock (9,312 shares) (1)		9,990	9,990

				142,816	142,816

FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt (11.8%, Due 4/11)(7)	17,853	17,570	17,570
		Subordinated Debt (15.0%, Due 5/12)(7)	9,411	9,274	9,274
		Redeemable Preferred Stock (83,720 shares)		13,742	13,661
		Convertible Preferred Stock (41,860 shares)		1,698	4,367
		Common Stock (41,860 shares) (1)		1,667	4,555

				43,951	49,427

GE Commercial Mortgage Corporation, Series 2006-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 3/16)(7)	8,868	7,258	7,218

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Gibson Guitar Corp.	Leisure Equipment & Products	Senior Debt (12.1%, Due 8/10)(7)	32,500	31,852	31,852

H-Cube, LLC(3)	IT Services	Senior Debt (17.6%, Due 5/11)(7)	64,170	63,314	63,314
		Preferred Units (1,503 units)(1)		1,527	1,527
		Common Units (281,105 units)(1)		28	28

				64,869	64,869

Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12)(7)	31,838	31,514	31,514
		Redeemable Preferred Stock (5,000 shares)		7,057	7,057

				38,571	38,571

HP Evenflo Acquisition Co.	Household Durables	Senior Debt (12.0%, Due 8/10)(7)	18,418	18,232	18,232
		Common Stock (250,000 shares)(1)		2,500	4,788

				20,732	23,020
Infiltrator Systems, Inc.	Building Products	Subordinated Debt (14.0%, Due 9/13)(7)	29,607	29,199	29,199

Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt (12.8%, Due 3/13)	13,500	13,307	13,307
		Subordinated Debt (15.0%, Due 3/14)(7)	17,175	16,926	16,926
		Convertible Preferred Stock (24,500 shares)		25,512	33,241

				55,745	63,474

Inovis International, Inc.	Software	Senior Debt (11.8%, Due 5/10)(7)	90,000	88,849	88,849

J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2005-LDP5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.0%, Due 12/15)(7)	136,158	78,670	77,513

J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/15 – 5/17)	16,251	12,972	13,476

J.P. Morgan-CIBC Commercial Mortgage-Backed Securities Trust 2006-RR1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 10/17 – 8/20)(7)	11,753	7,615	7,639

Johnny Appleseed’s Inc.	Internet & Catalog Retail	Subordinated Debt (14.5%, Due 2/12)(7)	15,178	14,966	14,966

Jones Stephens Corp.	Building Products	Subordinated Debt (13.5%, Due 9/13 – 9/14)	22,387	22,052	22,052

KIC Holdings Corp.	Building Products	Senior Debt (12.3%, Due 9/10)	8,554	8,540	8,540
		Subordinated Debt (12.0%, Due 9/11)(6)	13,409	11,096	11,097
		Redeemable Preferred Stock (30,356 shares)(1)		16,485	841
		Common Stock Warrants (156,613 shares)(1)		3,060	—

				39,181	20,478

LB-UBS Commercial Mortgage Trust 2006-C4	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/16 – 5/21)(7)	48,543	26,341	25,687

LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes (6,700,000 shares)		6,724	6,724

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Medical Billing Holdings, Inc.	Commercial Services &	Senior Debt (10.3%, Due 9/12 – 9/13)	15,000	14,704	14,704
	Supplies	Senior Subordinated Debt (16.0%, Due 9/13)	10,023	9,874	9,874
		Convertible Preferred Stock (22,640 shares)		22,791	22,791
		Common Stock (5,660,000 shares)(1)		5,660	5,660

				53,029	53,029

Merrill Lynch Mortgage Trust 2006-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 5/16 – 12/25)(7)	71,584	40,644	41,182

Milton's Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)(7)	8,500	8,392	8,392

Mirion Technologies	Electrical Equipment	Senior Debt (9.7%, Due 5/08 – 11/11)(7)	108,061	107,073	107,427
		Subordinated Debt (15.0%, Due 9/09 – 5/12)(7)	46,572	46,089	46,089
		Convertible Preferred Stock (747,426 shares)		62,741	67,528
		Common Stock (42,032 shares)(1)		4,755	10,700
		Common Stock Warrants (379,262 shares)(1)		31,752	76,908

				252,410	308,652

ML-CFC Commercial Mortgage Trust 2006-C2	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 6/16 – 7/17)(7)	57,546	32,161	32,439

MTS Group, LLC	Textiles, Apparel & Luxury	Senior Debt (11.8%, Due 10/06 – 10/11)(7)	20,199	19,955	19,955
	Goods	Subordinated Debt (14.0%, Due 10/12)(7)	16,543	16,332	16,332
		Common Stock (797,448 shares)(1)		1,000	1,000

				37,287	37,287

Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10)	9,719	8,864	8,864
		Common Stock Warrants (247,368 shares)(1)		1,232	902

				10,096	9,766

Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt (7.7%, Due 10/15)(7)	6,109	6,109	6,109

Nursery Supplies, Inc.	Containers & Packaging	Subordinated Debt (14.0%, Due 5/13)(7)	20,557	20,289	20,289

NYLIM Flatiron CLO 2006-1 LTD.	Diversified Financial Services	Preference Shares (10,000 shares)		9,740	9,740

Pan Am International Flight	Commercial Services &	Senior Debt (9.3%, Due 7/12)(7)	20,500	20,176	20,176
Academy, Inc.	Supplies	Senior Subordinated Debt (16.0%, Due 7/13)(7)	21,689	21,370	21,370
		Convertible Preferred Stock (14,125 shares)		14,280	14,280

				55,826	55,826

Pelican Products, Inc.	Containers & Packaging	Senior Debt (12.3%, Due 10/11)(7)	15,000	14,822	14,822

PHC Acquisition, Inc.	Diversified Consumer	Subordinated Debt (14.7%, Due 3/12 – 3/13)(7)	24,006	23,669	23,669
	Services	Convertible Preferred Stock (11,246 shares)(1)		490	583
		Common Stock (907,692 shares)(1)		39,521	49,306

				63,680	73,558

Phillips & Temro Industries, Inc.	Auto Components	Senior Debt (11.8%, Due 12/10 – 12/11)(7)	26,100	26,036	26,036
		Subordinated Debt (15.0%, Due 12/12)(7)	16,900	16,854	16,854

				42,890	42,890

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company (4)	Industry	Investments (5)	Principal	Cost	Fair Value
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2,577	5,785

Retriever Acquisition Co.	Diversified Financial Services	Senior Debt (14.0%, Due 9/14)	50,000	49,750	49,750

Rocky Shoes & Boots, Inc.(2)	Textiles, Apparel & Luxury Goods	Senior Debt (11.8%, Due 1/11)(7)	10,000	9,900	9,900

RTL Acquisition Corp.	Health Care Providers & Services	Senior Debt (9.1%, Due 2/11 – 2/12)(7)	14,115	13,858	13,858
		Subordinated Debt (14.0%, Due 2/13)(7)	16,193	15,964	15,964
		Redeemable Preferred Stock (101,967 shares)		12,566	12,566
		Convertible Preferred Stock (221,447 shares)(1)		10,070	7,018
		Common Stock (11,655 shares)(1)		530	—
		Common Stock Warrants (101,967 shares)(1)		4,637	4,637

				57,625	54,043

Safemark Acquisitions, Inc.	Commercial Services &	Senior Debt (11.6%, Due 7/09 – 6/10)(7)	22,159	21,861	21,861
	Supplies	Subordinated Debt (14.5%, Due 6/11 – 6/12)(7)	12,926	12,689	12,689
		Redeemable Preferred Stock (11,000 shares)(1)		6,825	6,825
		Convertible Preferred Stock (3,000 shares)(1)		305	305
		Convertible Preferred Stock Warrants (50,175 shares)(1)		5,028	1,278

				46,708	42,958

Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)		6,582	2,675

Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)(7)	10,512	9,995	9,995
		Common Stock Warrants (5,187 shares)(1)		489	489

				10,484	10,484

Sather Gate Partners, LLC	Real Estate	Senior Debt (6.5%, Due 9/16)	4,311	4,290	4,290

SDP Consulting, Inc.	Construction &	Senior Debt (10.7%, Due 5/11 – 5/12)(7)	137,017	135,118	135,118
	Engineering	Common Stock (50,000 shares)(1)		78	78

				135,196	135,196

SmithBucklin Corporation	Commercial Services &	Senior Debt (12.3%, Due 6/11)(7)	10,000	9,876	9,876
	Supplies	Subordinated Debt (14.5%, Due 6/12)(7)	7,229	7,134	7,134

				17,010	17,010

Soff-Cut Holdings, Inc.	Machinery	Senior Debt (12.0%, Due 8/09 – 8/12)(7)	22,402	22,181	22,181

Specialty Brands of America,	Food Products	Senior Debt (11.1%, Due 12/06 – 5/11)(7)	21,556	21,323	21,323
Inc.		Subordinated Debt (13.4%, Due 9/08 – 5/14)(7)	39,991	39,781	39,781
		Redeemable Preferred Stock (209,303 shares)		16,209	16,061
		Convertible Preferred Stock (185,950 shares)		19,132	22,663
		Common Stock (33,916 shares)(1)		3,392	3,926
		Common Stock Warrants (97,464 shares)(1)		9,746	11,282

				109,583	115,036

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt (12.0%, Due 8/12 – 8/13)	41,050	40,374	40,374
		Senior Subordinated Debt (15.3%, Due 8/14 – 8/15)(7)	39,438	38,851	38,851
		Convertible Preferred Stock (97,236 shares)		47,698	47,698
		Common Stock (97,236 shares)(1)		10	10

				126,933	126,933

SSH Acquisition, Inc.	Commercial Services &	Senior Debt (12.5%, Due 9/12)(7)	12,500	12,306	12,306
	Supplies	Subordinated Debt (14.0%, Due 9/13)(7)	18,944	18,684	18,684
		Convertible Preferred Stock (511,000 shares)		38,328	80,510

				69,318	111,500

STB Holdings, Inc.	Commercial Services	Senior Debt (9.0%, Due 6/12)	6,000	5,916	5,916
	and Supplies	Subordinated Debt (14.0%, Due 6/13 – 6/14)(7)	84,504	83,318	83,318
		Convertible Preferred Stock (132,000 shares)		135,168	134,358
		Common Stock (33,000,000 shares) (1)		33,000	26,446

				257,402	250,038

Stein World, LLC	Household Durables	Senior Debt (12.3%, Due 10/11)(7)	8,718	8,603	8,603
		Subordinated Debt (16.0%, Due 10/12 – 10/13)(7)(6)	24,703	22,380	9,156

				30,983	17,759

Supreme Corq Holdings,	Household Products	Senior Debt (8.8%, Due 6/09)	4,301	4,214	4,214
LLC		Subordinated Debt (12.0%, Due 6/12)(7)(6)	5,000	4,307	—
		Common Membership Warrants (3,359 shares)(1)		381	—

				8,902	4,214

Tanenbaum-Harber Co.	Insurance	Senior Debt (9.4%, Due 3/12)(7)	2,925	2,885	2,885
Holdings, Inc.		Subordinated Debt (13.0%, Due 3/13)(7)	8,861	8,733	8,733
		Redeemable Preferred Stock (450 shares)		467	467
		Common Stock (5,000 shares)(1)		50	50

				12,135	12,135

Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants (792,149 shares)(1)		1,703	2,774

The Hilsinger Company	Health Care Equipment	Senior Debt (12.3%, Due 5/10)(7)	22,106	21,922	21,922
	& Supplies	Subordinated Debt (14.5%, Due 5/12)(7)	13,281	13,147	13,147

				35,069	35,069

The Tensar Corporation	Construction &	Senior Debt (12.6%, Due 4/13)(7)	84,000	82,836	82,836
	Engineering	Subordinated Debt (17.5%, Due 10/13)	30,079	29,687	29,687

				112,523	112,523

ThreeSixty Sourcing, Inc.(3)	Commercial Services	Senior Debt (13.3%, Due 9/08)	8,000	8,000	8,000
	& Supplies	Common Equity(1)		4,093	—

				12,093	8,000

TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.6%, Due 8/13)(7)	54,000	53,711	53,711

Tyden Caymen Holdings	Electronic Equipment &	Senior Debt (12.5%, Due 5/10 – 11/11)(7)	13,375	13,199	13,199
Corp.	Instruments	Subordinated Debt (13.8%, Due 5/12)(7)	14,500	14,308	14,308
		Common Stock (2,000,000 shares)(1)		2,000	3,193

				29,507	30,700

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
TZ Holdings, Inc.	Diversified Telecommunication Services	Common Stock (17,544 shares)(1)		1,000	—

Unique Fabricating	Auto Components	Senior Debt (13.9%, Due 2/10 – 2/12)(7)	6,464	6,361	6,361
Incorporated		Subordinated Debt (17.0%, Due 2/13)(7)	7,029	6,938	6,938
		Redeemable Preferred Stock (2,500 shares)		2,613	2,613
		Common Stock Warrants (6,350 shares)(1)		330	330

				16,242	16,242

UFG Holding Corp.	Food Products	Senior Debt (9.9%, Due 5/13 – 5/14)	103,563	101,871	101,871
		Subordinated Debt (15.0%, Due 5/15 – 5/16)(7)	50,553	49,812	49,812
		Redeemable Preferred Stock (39,970 shares)		41,150	41,150
		Convertible Preferred Stock (49,963 shares)(1)		4,996	4,996
		Common Stock (49,963 shares)(1)		4,996	4,996

				202,825	202,825

Visador Holding Corporation	Building Products	Subordinated Debt (15.0%, Due 2/10)(7)	10,755	10,432	10,432
		Common Stock Warrants (4,284 shares)(1)		462	1,595

				10,894	12,027

Vitesse CLO, Ltd.	Diversified Financial Services	Preference Shares (15,00,000 shares)		14,990	14,990

Wachovia Bank Commercial Mortgage Trust, Series 2006-C23	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 2/16 – 11/28)(7)	130,017	63,795	63,172

Wachovia Bank Commercial Mortgage Trust, Series 2006-C26	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/16 – 8/16)(7)	46,697	24,122	24,588

WIL Research Holding Company, Inc.	Biotechnology	Convertible Preferred Stock (1,210,086 shares)		1,323	1,690
Subtotal Non-Control / Non-Affiliate Investments (58% of total investment assets and liabilities)				4,342,745	4,388,917

AFFILIATE INVESTMENTS

Compusearch Holdings	Software	Subordinated Debt (12.0%, Due 6/12)(7)	12,500	12,335	12,335
Company, Inc.		Convertible Preferred Stock (40,039 shares)		1,652	1,652

				13,987	13,987

FMI Holdco I, LLC	Road & Rail	Subordinated Debt (13.0%, Due 4/10)(7)	13,545	12,711	12,711
		Preferred Units (410,778 units)(1)		1,705	1,705
		Common Units (626,085 units)(1)		2,683	2,871

				17,099	17,287

Kirby Lester Holdings, LLC	Health Care Equipment & Supplies	Senior Debt (11.8%, Due 9/10 – 9/12)(7)	13,100	12,930	12,930
		Subordinated Debt (16.0%, Due 9/13)(7)	11,995	11,650	10,800
		Preferred Units (375 units)(1)		375	—

				24,955	23,730

Marcal Paper Mills, Inc.	Household Products	Common Stock (209,254 shares)(1)		—	3,637
		Common Stock Warrants (209,255 shares)(1)		—	3,637

				—	7,274

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
NBD Holdings Corp.	Diversified Financial Services	Subordinated Debt (14.0%, Due 8/13)(7)	43,138	42,498	42,498
		Convertible Preferred Stock (144,389 shares)(1)		14,850	14,850
		Common Stock (1,086,528 shares)(1)		150	150

				57,498	57,498

Nivel Holdings, LLC	Distributors	Senior Debt (8.8%, Due 4/11 – 4/12)(7)	6,091	5,981	5,981
		Subordinated Debt (14.9%, Due 4/13 – 4/14)(7)	16,659	16,418	16,418
		Preferred Units (900 units)(1)		476	476
		Common Units (100,000 units) (1)		100	650
		Common Membership Warrants (41,360 units)(1)		41	269

				23,016	23,794

NPC Holdings, Inc.	Building Products	Senior Debt (12.3%, Due 6/12)(7)	4,500	4,441	4,441
		Subordinated Debt (15.0%, Due 6/13)(7)	8,263	8,151	8,151
		Redeemable Preferred Stock (13,275 shares)		10,274	10,274
		Convertible Preferred Stock (13,690 shares)		1,440	1,440
		Common Stock (80 shares)(1)		8	8
		Convertible Preferred Stock Warrants (43,782 shares)(1)		4,378	4,378

				28,692	28,692

NWCC Acquisition, LLC	Containers & Packaging	Redeemable Preferred Units (2,777,419 units)(1)		2,624	2,642
		Common Units (309,904 units)(1)		269	2,049

				2,893	4,691

Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt (15.0%, Due 12/12)(7)	29,728	29,354	29,354
		Preferred Units (4,500,000 units)(1)		4,500	986
		Common Units (500,000 units)(1)		500	—

				34,354	30,340

Radar Detection Holdings Corp	Household Durables	Senior Debt (12.6%, Due 11/12)(7)	13,000	12,985	12,985
		Common Stock (69,795 shares)(1)		1,029	10,651

				14,014	23,636

Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12)(7)	17,967	17,806	17,806
		Common Stock (10,000 shares)(1)		10,000	9,058

				27,806	26,864
Roarke - Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1,500	3,942

Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (16.3%, Due 12/10)(7)	3,969	3,899	3,899
		Subordinated Debt (14.5%, Due 12/11)(7)	9,269	8,835	8,835
		Partnership Units (144,552 units)(1)		1,253	2,027
		Redeemable Preferred Partnership Units (57,143 units)(1)		754	754

				14,741	15,515

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Small Smiles Holding	Health Care Providers &	Senior Subordinated Debt (14.9%, Due 9/13 – 9/14)	89,062	87,729	87,729
Company, LLC	Services	Common Membership Interest (7.2% membership interest)(1)		13,000	13,000

				100,729	100,729

TechBooks, Inc.	IT Services	Subordinated Debt (15.9%, Due 8/09)(7)	35,403	35,007	35,007
		Convertible Preferred Stock (4,373,178 shares)(1)		15,000	30,934

				50,007	65,941

The Hygenic Corporation	Health Care Equipment & Supplies	Senior Debt (12.3%, Due 10/12)(7)	18,000	17,741	17,741
		Redeemable Preferred Stock (9,300 shares)		11,285	11,213
		Common Stock (205,581 shares) (1)		1,196	16,574

				30,222	45,528
Tymphany Corporation	Electronic Equipment & Instruments	Convertible Preferred Stock (8,159,166 shares)(1)		13,000	13,000

Unwired Holdings, Inc.	Household Durables	Senior Debt (12.7%, Due 6/10 – 6/11)	8,278	8,014	8,014
		Subordinated Debt (15.1%, Due 6/12 – 6/13)(6)	15,813	14,702	6,348
		Redeemable Preferred Stock (16,200 shares)(1)		16,200	—
		Convertible Preferred Stock (179,901 shares)(1)		1,799	—
		Common Stock (100 shares)(1)		1	1

				40,716	14,363

WFS Holding, Inc.	Software	Subordinated Debt (14.0%, Due 2/12)(7)	12,411	12,256	12,256
		Convertible Preferred Stock (35,000,000 shares)(1)		3,500	2,998

				15,756	15,254
Subtotal Affiliate Investments (7% of total investment assets and liabilities)				510,985	532,065

CONTROL INVESTMENTS

ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest (90% of L.P.)		22,758	21,672

ACSAB, LLC	Oil, Gas & Consumable	Subordinated Debt (16.9%, Due 9/07 – 2/15)	28,460	27,825	27,825
	Fuels	Common Units (43,292 units)(1)		39,340	92,129

				67,165	119,954

Aeriform Corporation	Chemicals	Subordinated Debt (0.0%, Due 5/09)(1)	7,213	5,992	2,574

American Driveline Systems,	Commercial Services &	Senior Debt (8.8%, Due 8/12)	5,755	5,666	5,666
Inc.	Supplies	Subordinated Debt (14.0%, Due 8/13 – 8/14)(7)	40,281	39,683	39,683
		Redeemable Preferred Stock (691,905 shares)		43,062	43,062
		Common Stock (220,735 shares)(1)		18,620	17,329
		Common Stock Warrants (345,568 shares)(1)		29,376	27,158

				136,407	132,898

Auxi Health, Inc.	Health Care Providers &	Senior Debt (12.3%, Due 12/07)	5,251	5,251	5,251
	Services	Subordinated Debt (14.0%, Due 3/09)	6,199	5,889	5,889
		Subordinated Debt (14.0%, Due 3/09)(6)	21,844	13,327	6,113
		Convertible Preferred Stock (13,301,300 shares)(1)		2,732	—
		Common Stock Warrants (4,268,905 shares)(1)		2,599	747

				29,798	18,000

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
BPWest, Inc.	Energy Equipment &	Senior Debt (8.5%, Due 8/11)	31,629	31,131	31,131
	Services	Subordinated Debt (15.0%, Due 7/12)(7)	8,185	8,075	8,075
		Redeemable Preferred Stock (8,862 shares)		10,050	9,995
		Common Stock (886,232 shares)(1)		1	14,045

				49,257	63,246

Bridgeport International, LLC(3)	Machinery	Common membership units (100 units)(1)		2,730	—
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1,492	400

Consolidated Utility Services,	Commercial Services &	Subordinated Debt (15.0%, Due 5/10)(7)	6,861	6,785	6,785
Inc.	Supplies	Redeemable Preferred Stock (3,625,000 shares)		4,149	4,127
		Common Stock (58,906 shares)(1)		1	4,622

				10,935	15,534

DanChem Technologies, Inc.	Chemicals	Senior Debt (8.4%, Due 12/10)	14,022	14,022	14,022
		Redeemable Preferred Stock (12,953 shares)(1)		10,893	1,731
		Common Stock (427,719 shares)(1)		2,500	—
		Common Stock Warrants (401,622 shares)(1)		2,221	—

				29,636	15,753
ECA Acquisition Holdings,	Health Care Equipment &	Senior Debt (13.8%, Due 4/10 – 4/12)(7)	15,075	14,844	14,844
Inc.	Supplies	Subordinated Debt (16.5%, Due 4/14)(7)	10,012	9,878	9,878
		Common Stock (1,000 shares)(1)		19,025	26,099

				43,747	50,821
eLynx Holdings, Inc.	IT Services	Senior Debt (11.8%, Due 9/09 – 9/12)(7)	16,891	16,631	16,631
		Subordinated Debt (15.0%, Due 12/10 – 12/11)(7)	8,895	8,788	8,788
		Redeemable Preferred Stock (30,163 shares)		13,700	13,700
		Common Stock (16,087 shares)(1)		650	195
		Common Stock Warrants (187,544 shares)(1)		18,754	14,082

				58,523	53,396
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (12.8%, Due 5/11)(7)	7,400	7,309	7,309
		Subordinated Debt (16.8%, Due 5/12 – 5/13)(7)	11,449	11,299	11,299
		Convertible Preferred Stock (333,145 shares)		16,910	14,690

				35,518	33,298

European Capital Limited(3)	Diversified Financial Services	Participating Preferred Shares (52,074,548 shares)(1)(8)		443,039	458,123
		Ordinary Shares (100 shares)(1)		—	—

				443,039	458,123

European Touch, LTD. II	Commercial Services &	Senior Debt (9.0%, Due 11/06)(7)	291	291	291
	Supplies	Subordinated Debt (12.4%, Due 11/06)(7)	15,640	15,511	15,511
		Redeemable Preferred Stock (450 shares)		590	586
		Common Stock (2,895 shares)(1)		1,500	5,571
		Common Stock Warrants (7,105 shares)(1)		3,683	14,501

				21,575	36,460

Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury	Senior Debt (18.9%, Due 11/09)	8,297	8,265	8,265
	Goods	Subordinated Debt (14.9%, Due 11/10 – 11/11)(6)	12,775	12,582	8,925
		Redeemable Preferred Stock (145,000 shares)(1)		11,930	3,579
		Common Stock (970,583 shares)(1)		9,706	1,638

				42,483	22,407

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Fosbel Global Services	Commercial Services &	Senior Debt (9.3%, Due 7/10 – 7/11)(7)	43,257	42,708	42,708
(LUXCO) S.C.A(3)	Supplies	Subordinated Debt (14.3%, Due 7/12 – 7/13)(7)	24,652	24,323	24,323
		Redeemable Preferred Stock (31,647,625 shares)(1)		31,648	18,439
		Convertible Preferred Stock (2,606,275 shares)(1)		5,213	—
		Common Stock (186,161 shares)(1)		372	—

				104,264	85,470
Future Food, Inc.	Food Products	Senior Debt (13.3%, Due 7/10)(7)	9,792	9,705	9,705
		Subordinated Debt (12.4%, Due 7/11 – 7/12)(7)	14,000	12,808	12,808
		Common Stock (92,738 shares)(1)		18,500	14,313
		Common Stock Warrants (6,500 shares)(1)		1,297	1,003

				42,310	37,829
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (13.1%, Due 2/10 – 2/12)(7)	48,375	47,825	47,825
		Subordinated Debt (15.0%, Due 2/13)(7)	30,448	30,054	30,054
		Common Stock (222,162 shares)(1)		26,714	34,650

				104,593	112,529
Halex Holdings, Inc.	Construction Materials	Senior Debt (12.2%, Due 7/08 – 10/08)	23,250	23,048	23,048
		Senior Subordinated Debt (15.0%, Due 8/10)	14,063	13,967	12,985
		Redeemable Preferred Stock (16,113,432 shares)(1)		29,524	1,929
		Common Stock (36,338,814 shares)(1)		—	—
		Common Stock Warrants (18,750,000 shares)(1)		—	—

				66,539	37,962
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury	Senior Debt (10.6%, Due 12/10)	11,681	11,557	11,557
	Goods	Senior Debt (13.3%, Due 12/10)(6)	3,783	3,626	792
		Convertible Preferred Stock (10,194 shares)(1)		2,956	—
		Common Stock (14,250 shares)(1)		4,780	—

				22,919	12,349
Hospitality Mints, Inc.	Food Products	Senior Debt (13.3%, Due 11/10)(7)	7,369	7,285	7,285
		Subordinated Debt (12.4%, Due 11/11 – 11/12)(7)	18,500	18,226	18,226
		Convertible Preferred Stock (95,198 shares)		23,705	29,412
		Common Stock Warrants (86,817 shares)(1)		54	643

				49,270	55,566
Lifoam Holdings, Inc.	Leisure Equipment &	Senior Debt (10.6%, Due 6/07 – 6/10)(7)	32,278	32,047	32,047
	Products	Subordinated Debt (14.2%, Due 6/11 – 6/12)(7)	22,647	22,289	22,289
		Redeemable Preferred Stock (8,800 shares)(1)		5,981	5,981
		Common Stock (20,000 shares)(1)		2,000	342
		Common Stock Warrants (41,164 shares)(1)		4,116	1,276

				66,433	61,935
Logex Corporation	Road & Rail	Subordinated Debt (12.6%, Due 7/08)(6)	35,047	29,566	9,531
		Redeemable Preferred Stock (595 shares)(1)		3,228	—
		Common Stock Warrants (695,741 shares)(1)		702	—

				33,496	9,531
LVI Holdings, LLC	Commercial Services &	Senior Debt (10.8%, Due 2/10)(7)	3,700	3,630	3,630
	Supplies	Subordinated Debt (18.0%, Due 2/13)(7)	9,940	9,817	9,817
		Preferred Units (800 units)(1)		11,000	12,833

				24,447	26,280

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
MBT International, Inc.	Distributors	Senior Subordinated Debt (13.0%, Due 5/09)	987	828	828
		Junior Subordinated Debt (9.0%, Due 5/09)(6)	6,438	4,098	2,149

				4,926	2,977

MW Acquisition Corporation	Health Care Providers &	Senior Debt (12.8%, Due 2/12)(7)	26,030	25,639	25,639
	Services	Subordinated Debt (16.1%, Due 2/13 – 2/14)(7)	24,010	23,668	23,668
		Redeemable Preferred Stock (88,377 shares)		32,902	32,703
		Common Stock (88,377 shares)(1)		9	15,247

				82,218	97,257

New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (10.2%, Due 6/09 – 8/23)	23,658	22,970	22,970
		Subordinated Debt (8.0%, Due 7/13)	624	143	624
		Common Stock (821,310 shares)(1)		105	28,604

				23,218	52,198

New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.1%, Due 12/08 – 12/09)(7)	32,124	27,977	27,977
		Convertible Preferred Stock (32,043 shares)(1)		11,500	15,468
		Common Stock (100 shares)(1)		—	—

				39,477	43,445

Nspired Holdings, Inc.	Food Products	Senior Debt (9.8%, Due 12/08 – 12/09)	21,914	21,795	21,795
		Redeemable Preferred Stock (24,500 shares)(1)		24,500	1,493
		Common Stock (16,732,782 shares)(1)		5,000	—

				51,295	23,288

PaR Systems, Inc.	Machinery	Subordinated Debt (14.9%, Due 2/10)(7)	9,098	9,035	9,035
		Common Stock (341,222 shares)(1)		1,089	3,368
		Common Stock Warrants (29,205 shares)(1)		—	274

				10,124	12,677

Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (11.3%, Due 12/09 – 8/11)(7)	31,772	31,330	31,330
		Subordinated Debt (17.4%, Due 5/10 – 8/11)(7)	27,683	27,385	27,385
		Common Stock (98,799 shares)(1)		20,562	36,827

				79,277	95,542

PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (12.3%, Due 6/12)(7)	10,000	9,871	9,871
		Subordinated Debt (14.1%, Due 6/13)(7)	22,890	22,584	22,584
		Redeemable Preferred Stock (62,210 shares)		49,094	49,094
		Common Stock (69,120 shares)(1)		6,629	6,629
		Common Stock Warrants (199,095 shares)(1)		19,910	19,910

				108,088	108,088

Precitech Holdings, Inc.	Machinery	Senior Debt (11.7%, Due 12/09 – 12/10)	6,005	5,996	5,996
		Senior Subordinated Debt (16.0%, Due 12/11)	2,147	2,143	2,143
		Junior Subordinated Debt (17.0%, Due 12/12)(6)	8,100	5,053	4,896
		Redeemable Preferred Stock (35,807 shares)(1)		7,186	—
		Common Stock (22,040 shares)(1)		2,204	—
		Common Stock Warrants (22,783 shares)(1)		2,278	—

				24,860	13,035

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Ranpak Acquisition, Inc.	Containers & Packaging	Senior Debt (7.8%, Due 12/11)	2,795	2,795	2,795
		Subordinated Debt (13.6%, Due 12/12 – 12/13)(7)	104,169	102,714	102,714
		Redeemable Preferred Stock (163,025 shares)		119,612	119,612
		Common Stock (181,139 shares)(1)		18,114	21,118
		Common Stock Warrants (541,970 shares)(1)		54,197	63,509

				297,432	309,748

Reef Point Systems, Inc.	Communications Equipment	Convertible Preferred Stock (66,666,666 shares)(1)		12,000	12,000
SAV Holdings, Inc.	Commercial Services &	Senior Debt (12.3%, Due 11/11)(7)	17,000	16,574	16,574
	Supplies	Subordinated Debt (14.0%, Due 11/12)(7)	12,210	12,041	12,041
		Redeemable Preferred Stock (25,920 shares)		27,775	27,607
		Common Stock (2,880,000 shares)(1)		2,880	35,746

				59,270	91,968
Sixnet, LLC	Electronic Equipment &	Senior Debt (10.3%, Due 6/10)(7)	9,925	9,787	9,787
	Instruments	Subordinated Debt (17.0%, Due 6/13)(7)	9,833	9,704	9,704
		Membership Units (485 units) (1)		6,061	10,627

				25,552	30,118
Stravina Holdings, Inc.	Personal Products	Senior Debt (9.2%, Due 1/10 – 4/11)	23,990	23,986	23,986
		Senior Debt (12.0%, Due 10/10)(6)	29,173	27,683	3,545
		Subordinated Debt (18.5%, Due 2/11)(6)	5,584	3,653	—
		Redeemable Preferred Stock (10,806,889 shares)(1)		7,138	—
		Common Stock (109,000 shares) (1)		33	—

				62,493	27,531
VP Acquisitions Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.5%, Due 10/13 – 10/14)(7)	18,445	18,124	18,124
		Common Stock (33,928 shares)(1)		42,410	49,401

				60,534	67,525
Warner Power, LLC	Electrical Equipment	Senior Debt (12.3%, Due 12/07)	6,362	6,362	6,362
		Subordinated Debt (12.6%, Due 12/06 – 12/07)	4,988	4,465	4,465
		Redeemable Preferred Stock (6,512,000 units)(1)		5,697	2,537
		Common Membership Units (47,000 units)(1)		2,746	—

				19,270	13,364
WWC Acquisitions, Inc.	Commercial Services &	Senior Debt (12.3%, Due 12/11)(7)	11,299	11,137	11,137
	Supplies	Subordinated Debt (14.2%, Due 12/12 – 12/13)(7)	22,694	22,400	22,400
		Common Stock (4,826,476 shares)(1)		21,236	74,811

				54,773	108,348

Subtotal Control Investments (34% of total investment assets and liabilities)				2,530,133	2,593,096

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2006

(unaudited)

(in thousands, except share data)

Counterparty	Payment Terms	Description of Contract	Cost	Fair Value

DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	15 Contracts Notional Amounts Totaling $579,268 (4.5%, Expiring 8/07 – 2/16)	—	11,624
BMO Financial Group	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract Notional Amount Totaling $10,000 (4.1%, Expiring 6/10)	—	298
Citibank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract Notional Amount Totaling $530,000 (4.6%, Expiring 4/12)	—	8,125
Citibank, N.A.	Foreign Exchange Swap-Pay Euros/Receive GBP	1 Contract Notional Amount Totaling $5,272 (Expiring 2/11)	—	75
Wachovia Bank, N.A.	Interest Rate Swap—Pay Floating/ Receive Floating	1 Contract Notional Amount Totaling $2,000 (LIBOR + 2.8%, Expiring 1/07)	—	—
Citibank, N.A.	Interest Rate Swaption—Pay Floating/ Receive Fixed	1 Contract Notional Amount Totaling $40,000 (4.6%, Expiring 4/12)	—	397
BMO Financial Group	Interest Rate Swaption—Pay Floating/ Receive Fixed	1 Contract Notional Amount Totaling $22,869 (5.5%, Expiring 2/13)	—	239

Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities)			—	20,758

Total Investment Assets			$7,383,863	$7,534,836

DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	10 Contracts Notional Amounts Totaling $96,115 (5.7%, Expiring 9/07 – 6/16)	$—	$(2,502)
BMO Financial Group	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract Notional Amount Totaling $286,000 (4.6%, Expiring 2/13)	—	(5,479)
Bayerische Hypo-Und Vereinsbank AG, NY.	Interest Rate Swap—Pay Fixed/ Receive Floating	3 Contracts Notional Amounts Totaling $55,127 (5.7%, Expiring 6/16 – 7/16)	—	(2,824)
Wachovia Bank, N.A.	Interest Rate Swap—Pay Floating/ Receive Floating	1 Contracts Notional Amounts Totaling $10,650 (LIBOR + 2.7%, Expiring 1/09)	—	(16)
PNC Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract Notional Amount Totaling $26,215 (5.7%, Expiring 6/16)	—	(1,081)
Citibank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	4 Contracts Notional Amounts Totaling $43,678 (5.6%, Expiring 5/16 – 6/20)	—	(2,120)
Total Investment Liabilities (less than 1% of total investment assets and liabilities)			$—	$(14,022)

(1)	Non-income producing.
(2)	Public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.
(8)	As of September 30, 2006, we have funded €361,064 ($443,039) of our equity commitment and have a remaining unfunded equity commitment of €159,681 ($202,603). See Note 14.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06)(7)	$10,000	$9,846	$9,886
		Common Stock Warrants (2,004 shares)(1)		534	3,044

				10,380	12,930

Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		246	—

Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)		124	2,443

AmSan, LLC	Distributors	Senior Debt (11.7%, Due 8/10)(7)	25,000	24,653	24,653

Astrodyne Corporation	Electrical Equipment	Senior Debt (12.2%, Due 4/11)(7)	6,500	6,365	6,365
		Subordinated Debt (12.0%, Due 4/12)(7)	11,000	10,845	10,845
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (552,705 shares)		10,783	10,783

				27,993	27,993

BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (12.8%, Due 9/10)(7)	15,000	14,847	14,847
		Subordinated Debt (16.0%, Due 9/11 – 9/12)(7)	52,016	51,444	51,444

				66,291	66,291

BBB Industries, LLC	Auto Components	Senior Debt (13.8%, Due 5/11)(7)	20,000	19,736	19,736
		Subordinated Debt (17.5%, Due 11/11)(7)	5,302	5,232	5,232

				24,968	24,968

BC Natural Foods, LLC	Food Products	Subordinated Debt (17.0%, Due 9/10)(7)	15,361	14,881	14,881
		Common Membership Warrants (15.2% membership interest)(1)		3,331	8,658

				18,212	23,539

Beacon Hospice, Inc.	Health Care Providers & Services	Senior Debt (11.4%, Due 2/08 – 2/11)(7)	9,429	9,265	9,265
		Subordinated Debt (14.5%, Due 2/12)(7)	10,234	10,094	10,094

				19,359	19,359

BLI Partners, LLC	Personal Products	Common Membership (20% membership interest)(1)		17,344	—

Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.5%, Due 9/12 – 8/13)(7)	13,332	13,189	13,189

Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)(7)	117,436	115,717	115,717

Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (9.7%, Due 7/12)(7)	3,000	3,000	3,000

CH Holding Corp.	Leisure Equipment & Products	Senior Debt (11.3%, Due 5/11)(7)	14,000	13,809	13,809
		Subordinated Debt (14.7%, Due 5/12)(7)	37,529	28,804	37,683
		Redeemable Preferred Stock (20,119 shares)(1)		18,589	128
		Convertible Preferred Stock (950,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				61,202	51,620

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value

CL Holdings	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.7%, Due 3/10)(7)	24,606	21,624	21,683
		Common Stock Warrants (197,322 shares)(1)		5,418	2,924
		Common Stock (11,850 shares)(1)		—	—
		Preferred Stock Warrants (1,564 shares)(1)		—	—
		Redeemable Preferred Stock (11,850 shares)(1)		441	241

				27,483	24,848
Colts 2005-1	Diversified Financial Services	Common Stock (360 shares)		11,043	12,785

Corporate Benefit Services of America, Inc.	Commercial Services & Supplies	Subordinated Debt (16.0%, Due 7/10)(7)	15,776	15,164	15,164
		Common Stock Warrants (6,828 shares)(1)		695	695

				15,859	15,859

Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, due 3/11)(7)	14,000	11,360	11,360
		Common Stock Warrants (5,799,187 shares)(1)		3,865	3,768
		Redeemable Preferred Stock (2,000 shares)		1,601	1,601

				16,826	16,729

DelStar, Inc.	Building Products	Senior Debt (8.0%, Due 12/10 – 12/11)(7)	40,007	39,333	39,333
		Subordinated Debt (14.0%, Due 12/12)(7)	17,629	17,367	17,367
		Convertible Preferred Stock (50,722 shares)		5,089	5,089
		Redeemable Preferred Stock (45,650 shares)		16,918	16,918
		Common Stock Warrants (152,701 shares)(1)		29,019	29,019

				107,726	107,726

Direct Marketing International LLC	Media	Subordinated Debt (14.3%, Due 7/12)(7)	24,230	23,881	23,881

Dynisco Parent, Inc.	Electronic Equipment & Instruments	Common Stock (10,000 shares)(1)		633	633
		Common Stock Warrants (2,115 shares)(1)		133	133

				766	766

EAG Acquisition, LLC	Commercial Services & Supplies	Senior Debt (8.3%, Due 1/06 – 9/10)(7)	13,650	13,458	13,458
		Subordinated Debt (16.0%, Due 9/11)	11,655	11,488	11,488
		Common Stock Warrants (7,000,000 shares)(1)		—	—
		Redeemable Preferred Stock (7,000,000 shares)		7,185	7,185

				32,131	32,131

Edline, LLC	Software	Senior Debt (11.3%, Due 7/10)(7)	2,790	2,752	2,752
		Subordinated Debt (12.0%, Due 7/11)(7)	5,000	3,219	3,219
		Membership Warrants (2,121,212 units)(1)		1,784	1,784

				7,755	7,755

FAMS Acquisition, Inc.	Diversifed Financial Services	Senior Debt (10.8%, Due 8/10 – 8/11)(7)	32,134	31,617	31,617
		Subordinated Debt (14.8%, Due 8/12 – 8/13)(7)	24,230	23,880	23,880
		Convertible Preferred Stock (1,477,557 shares)(1)		35,880	35,880

				91,377	91,377

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)(7)	14,804	14,633	14,633
		Common Stock Warrants (122,397 shares)(1)		122	1,235

				14,755	15,868

Gibson Guitar Corp.	Leisure Equipment & Products	Senior Debt (11.0%, Due 8/10)(7)	32,500	31,754	31,754

H-Cube, LLC(3)	IT Services	Senior Debt (17.3%, Due 5/11)(7)	47,500	46,814	46,814
		Common Units (265,565 units)(1)		27	27
		Preferred Units (1,330 units)(1)		1,342	1,342

				48,183	48,183

Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12)(7)	31,020	30,677	30,677
		Redeemable Preferred Stock (5,000 shares)		6,293	6,293

				36,970	36,970

HP Evenflo Acquisition Co.	Household Durables	Senior Debt (12.8%, Due 8/10)(7)	23,000	22,765	22,765
		Common Stock (250,000 shares)(1)		2,500	2,500

				25,265	25,265

Infiltrator Systems, Inc.	Building Products	Subordinated Debt (14.0%, Due 9/13)(7)	29,052	28,625	28,625

Inovis International, Inc.	Software	Senior Debt (10.9%, Due 5/10)	90,000	88,666	88,666

IPC Acquisition Corp.	Communications Equipment	Senior Debt (11.7%, Due 8/12)(7)	8,000	8,000	8,000

J.P. Morgan Chase Commercial Mortgage Securities Corp.	Real Estate	Commercial Mortgage Pass-Through Certificates, Series 2005 - LDP5 (5.0%, Due 12/15)(7)	136,158	78,649	78,649

Milton’s Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)(7)	8,627	8,509	8,509

Mirion Technologies	Electrical Equipment	Senior Debt (8.8%, Due 5/06 – 11/11)(7)	104,751	103,606	103,339
		Subordinated Debt (14.7%, Due 9/09 – 5/12)(7)	45,256	44,732	44,732
		Convertible Preferred Stock (747,431 shares)		57,528	57,528
		Common Stock (42,032 shares)(1)		4,755	4,755
		Common Stock Warrants (279,262 shares)(1)		31,752	31,752

				242,373	242,106

MTS Group, LLC	Textiles, Apparel & Luxury Goods	Senior Debt (11.3%, Due 10/11)(7)	16,826	16,526	16,526
		Subordinated Debt (14.0%, Due 10/12)(7)	16,295	16,070	16,070
		Common Stock (797,448 shares)(1)		1,000	1,000

				33,596	33,596

Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10)(7)	9,627	8,654	8,654
		Common Stock Warrants (247,368 shares)(1)		1,232	1,950

				9,886	10,604

NewQuest, Inc.	Health Care Providers & Services	Subordinated Debt (15.0%, Due 3/12)(7)	35,901	35,405	35,405

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value

Nursery Supplies, Inc.	Containers & Packaging	Subordinated Debt (14.0%, Due 5/13)(7)	20,246	19,959	19,959

Pelican Products, Inc.	Containers & Packaging	Senior Debt (11.5%, Due 10/11)(7)	15,000	14,802	14,802
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt (10.7%, Due 12/10 – 12/11)(7)	26,100	26,028	26,028
		Subordinated Debt (15.0%, Due 12/12)(7)	16,900	16,852	16,852

				42,880	42,880

Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2,577	7,300

Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)(7)	26,689	26,394	26,394

Rocky Shoes & Boots, Inc.(2)	Textiles, Apparel & Luxury Goods	Senior Debt (12.3%, Due 1/11)(7)	30,000	29,631	29,631

Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (12.2%, Due 6/06 – 6/10)(7)	5,195	5,146	5,146
		Subordinated Debt (14.4%, Due 6/11 – 6/12)(7)	12,560	12,305	12,305
		Convertible Preferred Stock (3,000 shares)(1)		305	305
		Redeemable Preferred Stock (11,000 shares)(1)		6,825	6,825
		Convertible Preferred Stock Warrants (50,175 shares)(1)		5,028	1,278

				29,609	25,859

Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)		6,582	5,798

Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)(7)	10,500	9,947	9,947
		Common Stock Warrants (5,187 shares)(1)		489	489

				10,436	10,436

SDP Consulting, Inc.	Construction & Engineering	Senior Debt (11.7%, Due 8/09 – 8/11)(7)	30,906	30,585	30,585
		Common Stock (50,000 shares)(1)		500	500

				31,085	31,085

Selig Sealing Products, Inc.	Containers & Packaging	Senior Debt (10.7%, Due 4/12)(7)	14,500	14,298	14,298

SmithBucklin Corporation	Commercial Services & Supplies	Senior Debt (11.2%, Due 6/11)(7)	10,000	9,860	9,860
		Subordinated Debt (14.5%, Due 6/12)(7)	7,093	6,992	6,992

				16,852	16,852

Soff-Cut Holdings, Inc.	Machinery	Senior Debt (10.9%, Due 8/09 – 8/12)(7)	22,627	22,370	22,370

SSH Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (11.3%, Due 9/12)(7)	12,500	12,289	12,289
		Subordinated Debt (14.0%, Due 9/13)(7)	18,624	18,352	18,352
		Convertible Preferred Stock (511,000 shares)		51,859	61,639

				82,500	92,280

Stein World, LLC	Household Durables	Senior Debt (12.3%, Due 10/11)(7)	8,650	8,523	8,523
		Subordinated Debt (16.0%, Due 10/12 – 10/13)(7)	23,305	22,966	22,966

				31,489	31,489

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Supreme Corq Holdings, LLC	Household Products	Senior Debt (7.8%, Due 6/09)	3,801	3,693	3,693
		Subordinated Debt (12.0%, Due 6/12)(7)	5,000	4,617	4,617
		Common Membership Warrants (3,359 shares)(1)		381	381

				8,691	8,691

Technical Concepts Holdings, LLC	Building Products	Senior Debt (10.4%, Due 2/08 – 2/10)(7)	13,423	13,388	13,388
		Subordinated Debt (12.3%, Due 2/11 – /12)(7)	15,000	13,616	13,616
		Common Membership Warrants (792,149 shares)(1)		1,703	1,703

				28,707	28,707

The Hilsinger Company	Health Care Equipment & Supplies	Senior Debt (11.5%, Due 5/10)(7)	17,238	17,014	17,014
		Subordinated Debt (14.5%, Due 5/12)(7)	13,032	12,879	12,879

				29,893	29,893

The Tensar Corporation	Construction & Engineering	Senior Debt (11.5%, Due 4/13)(7)	84,000	82,751	82,751
		Subordinated Debt (17.5%, Due 10/13)	20,603	20,306	20,306

				103,057	103,057

Three Sixty Asia, Ltd.(3)	Commercial Services & Supplies	Senior Debt (12.3%, Due 9/08)	7,000	7,000	7,000
		Common Equity(1)		4,093	—

				11,093	7,000
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (12.1%, Due 3/11)(7)	13,000	12,896	12,896
		Subordinated Debt (15.0%, Due 4/12)(7)	16,436	16,269	16,269

				29,165	29,165

Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt (11.8%, Due 11/11)(7)	12,000	11,801	11,801
		Subordinated Debt (13.8%, Due 5/12)(7)	14,500	14,294	14,294
		Common Stock (2,000,000 shares)(1)		2,000	3,194

				28,095	29,289

TZ Holdings, Inc.	Diversifed Telecommunication Services	Common Stock (17,544 shares)(1)		1,000	973

UAV Corporation	Leisure Equipment & Products	Junior Subordinated Debt (11.2%, Due 5/10)	9,000	8,879	8,879
		Senior Subordinated Debt (16.3%, Due 5/10)(6)	15,533	14,687	2,643

				23,566	11,522

Unique Fabricating Incorporated	Auto Components	Senior Debt (11.8%, Due 2/10 – 2/12)(7)	5,875	5,754	5,754
		Subordinated Debt (14.9%, Due 2/13)(7)	6,850	6,755	6,755
		Redeemable Preferred Stock (2,500 shares)		2,447	2,447
		Common Stock Warrants (6,350 shares)(1)		330	330

				15,286	15,286

Vector Products, Inc.	Electronic Equipment & Instruments	Senior Debt (11.8%, Due 9/10)(7)	35,000	34,498	34,498

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value

Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12)(7)	8,832	8,701	8,701
		Preferred Units (900 units)(1)		900	900
		Common Units (100,000 units)(1)		100	336
		Common Membership Warrants (41,360 units)(1)		41	139

				9,742	10,076

NPC Holdings, Inc.	Building Products	Senior Debt (11.2%, Due 6/12)(7)	4,500	4,415	4,415
		Subordinated Debt (15.0%, Due 6/13)(7)	8,108	7,991	7,991
		Common Stock (80 shares)(1)		8	8
		Redeemable Preferred Stock (13,275 shares)		9,451	9,451
		Convertible Preferred Stock (13,690 shares)		1,398	1,398
		Convertible Preferred Stock Warrants (43,782 shares)(1)		4,378	4,378

				27,641	27,641

NWCC Acquisition, LLC	Containers & Packaging	Common Units (309,904 units)(1)		269	—
		Redeemable Preferred Units (2,777,419 units)(1)		2,624	2,575

				2,893	2,575

PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)		1,052	5,192

Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt (15.0%, Due 12/12)(7)	28,813	28,418	28,418
		Common Units (500,000 units)(1)		500	—
		Preferred Units (4,500,000 units)(1)		4,500	3,282

				33,418	31,700

Radar Detection Holdings Corp	Household Durables	Senior Debt (11.5%, Due 11/12)(7)	13,000	12,984	12,984
		Common Stock (69,795 shares)(1)		1,029	9,787

				14,013	22,771

Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)		3,044	5,902

Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12)(7)	17,702	17,530	17,530
		Common Stock (10,000 shares)(1)		10,000	10,000

				27,530	27,530

Roarke – Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1,500	3,942

Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Senior Debt (15.4%, Due 12/10)(7)	5,804	5,726	5,726
		Subordinated Debt (14.5%, Due 12/11)(7)	9,130	8,654	8,654
		Partnership Units (144,552 units)(1)		1,253	1,253
		Redeemable Preferred Partnership Units (57,143 units)(1)		754	754

				16,387	16,387

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
ASC Industries, Inc.	Auto Components	Subordinated Debt (12.4%, Due 10/10 –10/11)(7)	20,500	18,681	18,681
		Common Stock Warrants (74,888 shares)(1)		6,531	25,746
		Redeemable Preferred Stock (72,000 shares)		5,102	5,102

				30,314	49,529

Auxi Health, Inc.	Health Care Providers &	Senior Debt (11.3%, Due 12/07)	5,251	5,251	5,251
	Services	Subordinated Debt (13.9%, Due 9/06 – 3/09)	18,617	15,696	15,785
		Subordinated Debt (14.0%, Due 3/09)(6)	8,280	3,232	551
		Common Stock Warrants (4,268,905 shares)(1)		2,599	1,767
		Convertible Preferred Stock (13,301,300 shares)(1)		2,732	—

				29,510	23,354

Biddeford Real Estate Holdings, Inc.	Real Estate	Senior Debt (8.0%, Due 5/14)(7)	3,622	2,976	2,976
		Common Stock (100 shares)(1)		483	476

				3,459	3,452

BPWest, Inc.	Energy Equipment &	Senior Debt (11.8%, Due 7/11)(7)	7,000	6,901	6,901
	Services	Subordinated Debt (15.0%, Due 7/12)(7)	6,089	6,002	6,002
		Redeemable Preferred Stock (7,800 shares)		8,102	8,102
		Common Stock (780,000 shares)(1)		1	1

				21,006	21,006

Bridgeport International, LLC(3)	Machinery	Senior Debt (12.0%, Due 11/10)	4,648	238	238
		Common membership units (100 units)(1)		7,000	4,830

				7,238	5,068

Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1,492	400

Consolidated Utility Services, Inc.	Commercial Services &	Subordinated Debt (15.0%, Due 5/10)(7)	6,707	6,621	6,621
	Supplies	Common Stock (58,906 shares)(1)		1	2,545
		Redeemable Preferred Stock (3,625,000 shares)		3,932	3,932

				10,554	13,098

Cottman Acquisitions, Inc.	Commercial Services & Supplies	Subordinated Debt (14.3%, Due 9/11 – 9/12)(7)	15,025	14,176	14,176
		Redeemable Preferred Stock (252,020 shares)		18,489	18,489
		Common Stock Warrants (111,965 shares)(1)		11,197	11,115
		Common Stock (65,000 shares)(1)		6,500	3,073

				50,362	46,853

DanChem Technologies, Inc.	Chemicals	Senior Debt (10.3%, Due 12/10)	12,920	12,920	12,920
		Common Stock (427,719 shares)(1)		2,500	—
		Redeemable Preferred Stock (12,953 shares)(1)		10,893	845
		Common Stock Warrants (401,622 shares)(1)		2,221	—

				28,534	13,765

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
ECA Acquisition Holdings, Inc.	Health Care Equipment &	Senior Debt (12.6%, Due 4/10 – 4/12)(7)	16,450	16,209	16,209
	Supplies	Subordinated Debt (16.5%, Due 4/14)(7)	9,751	9,612	9,612
		Common Stock (1,000 shares)(1)		19,025	19,025

				44,846	44,846

eLynx Holdings, Inc.	IT Services	Senior Debt (11.3%, Due 12/09)(7)	8,875	8,750	8,750
		Subordinated Debt (15.0%, Due 12/10 – 12/11)(7)	8,728	8,611	8,611
		Common Stock (9,326 shares)(1)		933	933
		Redeemable Preferred Stock (17,488 shares)		8,133	8,133
		Common Stock Warrants (108,735 shares)(1)		10,874	10,874

				37,301	37,301

ETG Holdings, Inc.	Containers & Packaging	Senior Debt (11.8%, Due 5/11)(7)	7,400	7,298	7,298
		Subordinated Debt (15.7%, Due 5/12 – 5/13)(7)	11,262	11,102	11,102
		Convertible Preferred Stock (333,145 shares)		16,242	16,242

				34,642	34,642

Euro-Caribe Packing Company, Inc.	Food Products	Senior Debt (9.4%, Due 5/06 – 3/08)(7)	8,149	8,119	8,149
		Subordinated Debt (11.0%, Due 3/08)(6)(7)	7,766	7,645	7,270
		Common Stock Warrants (31,897 shares)(1)		1,110	—
		Convertible Preferred Stock (260,048 shares)(1)		5,732	—

				22,606	15,419

European Capital Limited(3)	Diversified Financial	Senior Debt (5.5%, Due 3/06)	24,861	24,861	24,861
	Services	Ordinary Shares (100 shares)(1)(8)		—	—
		Participating Preferred Shares (52,074,548 shares)(1)		153,328	153,328

				178,189	178,189

European Touch, LTD. II	Commercial Services &	Senior Debt (9.0%, Due 11/06)(7)	2,336	2,336	2,336
	Supplies	Subordinated Debt (12.4%, Due 11/06)(7)	15,640	14,497	14,497
		Common Stock (2,895 shares)(1)		1,500	6,280
		Redeemable Preferred Stock (450 shares)		556	556
		Common Stock Warrants (7,105 shares)(1)		3,683	16,172

				22,572	39,841

Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury	Senior Debt (17.7%, Due 11/09)(7)	4,500	4,460	4,460
	Goods	Subordinated Debt (14.9%, Due 11/10 – 11/11)(7)	12,514	12,401	12,401
		Common Stock (970,583 shares)(1)		9,706	22,233
		Redeemable Preferred Stock (145,000 shares)		11,226	11,226

				37,793	50,320

Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services &	Senior Debt (8.2%, Due 7/10 – 7/11)(7)	39,466	38,789	38,789
	Supplies	Subordinated Debt (14.3%, Due 7/12 – 7/13)(7)	24,235	23,885	23,885
		Redeemable Preferred Stock (31,647,625 shares)(1)		31,648	34,118
		Convertible Preferred Stock (2,606,275 shares)(1)		5,213	131
		Common Stock (186,161 shares)(1)		372	—

				99,907	96,923

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
		Subordinated Debt (18.3%, Due 9/08)(6)	7,769	7,448	2,780
		Redeemable Preferred Stock (30,356 shares)(1)		16,485	—
		Common Stock (3,761 shares)(1)		5,100	—
		Common Stock Warrants (156,613 shares)(1)		3,060	—

				43,258	13,945

Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt (9.1%, Due 6/07 – 6/10)(7)	35,400	35,085	35,085
		Subordinated Debt (14.2%, Due 6/11 – 6/12)(7)	22,266	21,881	21,881
		Common Stock (20,000 shares)(1)		2,000	966
		Redeemable Preferred Stock (8,800 shares)		5,981	5,981
		Common Stock Warrants (41,164 shares)(1)		4,116	3,341

				69,063	67,254

Logex Corporation	Road & Rail	Senior Subordinated Debt (12.0%, Due 7/08)(7)	23,203	22,051	22,051
		Junior Subordinated Debt (14.0%, Due 7/08)(6)	6,545	4,758	4,135
		Common Stock Warrants (137,839 shares)(1)		7,454	—
		Redeemable Preferred Stock (695 shares)(1)		3,930	—

				38,193	26,186

LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt (9.8%, Due 2/10)(7)	4,600	4,509	4,509
		Subordinated Debt (18.0%, Due 2/13)(7)	9,499	9,369	9,369
		Preferred Units (800 units)(1)		11,000	15,321

				24,878	29,199

MBT International, Inc.	Distributors	Senior Subordinated Debt (13.0%, Due 5/09)	987	794	794
		Junior Subordinated Debt (9.0%, Due 5/09)(6)	6,253	4,120	3,199

				4,914	3,993

Network for Medical	Commercial Services &	Subordinated Debt (13.0%, Due 12/06)(7)	10,400	9,923	9,923
Communication & Research, LLC	Supplies	Common Membership Warrants (50,128 units)(1)		2,038	25,148

				11,961	35,071

New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.3%, Due 6/06 – 8/23)	54,992	54,163	54,179
		Subordinated Debt (8.0%, Due 7/13)	587	106	587
		Common Stock (771,839 shares)(1)		95	921

				54,364	55,687

New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.1%, Due 12/08 – 12/09)(7)	32,994	27,915	28,009
		Common Stock (100 shares)(1)		—	—
		Convertible Preferred Stock (32,043 shares)(1)		11,500	17,085

				39,415	45,094

Nspired Holdings, Inc.	Food Products	Senior Debt (9.5%, Due 12/08 – 12/09)	17,431	17,268	17,268
		Subordinated Debt (18.0%, Due 8/07)(6)(7)	9,614	9,133	4,270
		Common Stock (169,018 shares)(1)		5,000	—
		Redeemable Preferred Stock (29,500 shares)(1)		29,500	—

				60,901	21,538

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal	Cost	Fair Value
Optima Bus Corporation	Machinery	Senior Debt (9.2%, Due 6/06 – 1/08)	5,455	5,456	5,456
		Subordinated Debt (10.0%, Due 5/11)(6)	3,758	2,336	2,354
		Common Stock (20,464 shares)(1)		1,896	—
		Convertible Preferred Stock (1,913,015 shares)(1)		16,807	—

				26,495	7,810
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10)(7)	4,632	4,632	4,632
		Common Stock (341,222 shares)(1)		1,089	6,560
		Common Stock Warrants (29,205 shares)(1)		—	561

				5,721	11,753

Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (10.2%, Due 12/09 – 8/11)(7)	34,134	33,591	33,591
		Subordinated Debt (17.4%, Due 5/10 – 8/11)(7)	26,769	26,455	26,455
		Common Stock (98,799 shares)(1)		20,562	20,562

				80,608	80,608

PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (11.2%, Due 6/12)(7)	10,000	9,859	9,859
		Subordinated Debt (13.7%, Due 6/13)(7)	24,663	24,310	24,310
		Common Stock (69,120 shares)(1)		6,629	6,629
		Redeemable Preferred Stock (62,210 shares)		45,071	45,071
		Common Stock Warrants (199,095 shares)(1)		19,910	19,910

				105,779	105,779

Precitech Holdings, Inc.	Machinery	Senior Debt (11.1%, Due 12/09 – 12/10)(7)	5,338	5,327	5,327
		Senior Subordinated Debt (16.0%, Due 12/11)	2,083	2,083	2,083
		Junior Subordinated Debt (17.0%, Due 12/12)(6)	7,127	5,049	5,336
		Redeemable Preferred Stock (35,807 shares)(1)		7,187	—
		Common Stock (22,040 shares)(1)		2,204	—
		Common Stock Warrants (22,783 shares)(1)		2,278	663

				24,128	13,409

Ranpak Acquisition, Inc.	Containers & Packaging	Senior Subordinated Debt (13.6%, Due 12/12 – 12/13)(7)	102,603	101,068	101,068
		Redeemable Preferred Stock (163,025 shares)		109,480	109,480
		Common Stock (181,139 shares)(1)		18,114	18,114
		Common Stock Warrants (541,970 shares)(1)		54,197	54,197

				282,859	282,859

SAV Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 11/11)	17,000	16,526	16,526
		Subordinated Debt (14.0%, Due 11/12)	12,026	11,847	11,847
		Redeemable Preferred Stock (26,370 shares)		26,145	26,145
		Common Stock (2,930,000 shares)(1)		2,880	2,880

				57,398	57,398

Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt (9.3%, Due 6/10)(7)	11,325	11,144	11,144
		Subordinated Debt (17.0%, Due 6/13)(7)	10,045	9,906	9,906
		Membership Units (760 units)(1)		9,500	11,205

				30,550	32,255

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in thousands, except share data)

Counterparty	Payment Terms	Description of Contract	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Interest Rate Swap— Pay Fixed/Receive Floating	27 Contracts Notional Amounts Totaling $817,142 (4.2%, Expiring 6/06 – 1/14)	—	12,274
BMO Financial Group	Interest Rate Swap— Pay Fixed/Receive Floating	1 Contract Notional Amounts Totaling $10,000 (4.1%, Expiring 6/10)	—	273
Citibank, N.A.	Interest Rate Swap— Pay Fixed/Receive Floating	1 Contract Notional Amounts Totaling $530,000 (4.6%, Expiring 4/12)	—	4,460
Wachovia Bank, N.A.	Interest Rate Swaption— Pay Floating/Receive Fixed	2 Contracts Notional Amounts Totaling $7,093 (4.4%, Expiring 4/11 – 2/12)	—	101
Citibank, N.A.	Interest Rate Swaption— Pay Floating/Receive Fixed	1 Contract Notional Amounts Totaling $40,000 (4.6%, Expiring 4/12)	—	552
Wachovia Bank, N.A.	Interest Rate Caps	5 Contracts Notional Amounts Totaling $25,361 (Expiring 1/06 – 2/11)	—	472
Subtotal Interest Rate Derivative Agreements (less than 1% of total investment assets and liabilities)			—	18,132
Total Investment Assets			$5,134,398	$5,119,235

DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Interest Rate Swap— Pay Fixed/Receive Floating	8 Contracts Notional Amounts Totaling $96,025 (5.6%, Expiring 9/07 – 8/09)	$—	$(2,035)
Wachovia Bank, N.A.	Interest Rate Swap— Pay Floating/ Receive Floating	5 Contracts Notional Amounts Totaling $106,730 (LIBOR + 2.7%, Expiring 3/06 – 12/09)	—	(105)
Total Investment Liabilities (less than 1% of total investment assets and liabilities)			$—	$(2,140)

(1)	Non-income producing.
(2)	Public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.
(8)	As of December 31, 2005, we have funded €128,467 ($153,328) of our equity commitment and have a remaining unfunded equity commitment of €392,278 ($464,614). See Note 14.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements

Interim consolidated financial statements of American Capital Strategies, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we” and “us”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Certain previously reported amounts have been reclassified to conform to the current presentation.

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

Note 3. Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Our consolidated financial statements include the accounts of our operating companies, ACFS and ECFS. Our investments in other investment companies or funds are recorded as investments in the accompanying consolidated financial statements and are not consolidated. We also have wholly-owned affiliated statutory trusts that were established to facilitate secured borrowing arrangements whereby assets were transferred to the affiliated statutory trusts and notes were sold by the trusts. These transfers of assets to the trusts are treated as secured borrowing arrangements in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and our consolidated financial statements include the accounts of our affiliated

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

statutory trusts established for secured financing arrangements. We also have established trusts to fund deferred compensation plans for employees. Our consolidated financial statements include the accounts of these trusts. All intercompany accounts have been eliminated in consolidation.

Note 4. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements. FASB Statement No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. FASB Statement No. 157 is not expected to have a material impact on our financial position or results of operations upon adoption.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, Materiality, on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The adjustment should not include amounts related to changes in accounting estimates. SAB 108 is not expected to have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt this Interpretation effective January 1, 2007. Management has not yet assessed the impact on the financial statements.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 5. Investments

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company, including an investment company that is a portfolio company, issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. For commercial mortgage backed securities (“CMBS”) and collateralized debt obligation (“CDO”) securities, we prepare a fair value analysis that is based on a discounted cash flow model utilizing prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and yields from third party sources, when available. For portfolio investments denominated in a functional currency other than the U.S. dollar, our investment is translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustment is recorded as “Foreign currency translation” in our consolidated statements of operations.

On October 1, 2006, we entered into a Purchase and Sale Agreement to sell approximately 30% of our equity investments in certain portfolio companies (See Note 15). The sale of the equity securities closed in the fourth quarter of 2006 and the agreed-upon sales price was based on the fair value of the equity securities as of June 30, 2006 and for those investments originated subsequent to June 30, 2006, at their cost basis. In determining the fair value as of September 30, 2006 of the securities sold as part of this transaction, we valued the securities sold in the fourth quarter of 2006 based on the sales price. In determining the fair value of the remaining 70% of the equity securities retained by us, we valued these investments based on our standard valuation methodologies as outlined above.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of September 30, 2006 and December 31, 2005, the percentage of investments that were not publicly traded or for which we have various degrees of trading restrictions and therefore the fair value was determined in good faith by our board of directors was 100%.

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

As of September 30, 2006, loans on non-accrual status were $163,880, calculated as the cost plus unamortized OID. As of September 30, 2006, loans, excluding loans on non-accrual status, with a principal balance of $12,437 were greater than three months past due. As of December 31, 2005, loans on non-accrual status were $132,330, calculated as the cost plus unamortized OID. As of December 31, 2005, loans, excluding loans on non-accrual status, with a principal balance of $34,498 were greater than three months past due.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The composition summaries of our investment portfolio as of September 30, 2006 and December 31, 2005 at cost and fair value as a percentage of total investments, excluding derivative agreements, are shown in the following table:

	September 30, 2006	December 31, 2005
COST
Senior debt	29.5%	29.3%
Subordinated debt	28.8%	36.9%
Preferred equity	20.0%	17.1%
Equity warrants	4.1%	4.8%
Common equity	11.5%	9.7%
CMBS & CDO securities	6.1%	2.2%

	September 30, 2006	December 31, 2005
FAIR VALUE
Senior debt	28.7%	29.5%
Subordinated debt	27.4%	35.2%
Preferred equity	18.9%	15.2%
Equity warrants	4.9%	5.8%
Common equity	14.1%	12.0%
CMBS & CDO securities	6.0%	2.3%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments, excluding derivative agreements:

	September 30, 2006	December 31, 2005
COST
Commercial Services & Supplies	17.3%	12.9%
Diversified Financial Services	10.2%	6.5%
Food Products	8.5%	6.0%
Healthcare Equipment & Supplies	6.3%	3.8%
Electrical Equipment	5.3%	7.4%
Containers & Packaging	5.0%	7.2%
Real Estate	4.7%	1.6%
Construction & Engineering	4.1%	3.7%
Auto Components	4.0%	5.0%
Leisure Equipment & Products	3.9%	6.1%
Healthcare Providers & Services	3.8%	2.1%
Building Products	3.1%	6.1%
IT Services	2.6%	2.5%
Textiles, Apparel & Luxury Goods	1.9%	2.9%
Internet & Catalog Retail	1.7%	2.1%
Software	1.7%	2.5%
Pharmaceuticals	1.7%	—
Computers & Peripherals	1.4%	2.1%
Energy Equipment & Services	1.4%	0.4%
Household Durables	1.2%	1.7%
Personal Products	1.1%	1.8%
Road & Rail	1.1%	1.7%
Electronic Equipment & Instruments	0.9%	3.1%
Oil, Gas & Consumable Fuels	0.9%	—
Construction Materials	0.9%	1.5%
Diversified Consumer Services	0.9%	—
Machinery	0.8%	3.2%
Distributors	0.8%	1.0%
Diversified Telecommunication Services	0.6%	—
Chemicals	0.5%	2.5%
Household Products	0.4%	0.7%
Media	0.4%	0.5%
Aerospace & Defense	0.3%	1.1%
Other	0.6%	0.3%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
FAIR VALUE
Commercial Services & Supplies	18.6%	14.4%
Diversified Financial Services	10.2%	6.5%
Food Products	8.0%	5.4%
Healthcare Equipment & Supplies	6.5%	4.0%
Electrical Equipment	6.1%	7.3%
Containers & Packaging	5.1%	7.2%
Real Estate	4.6%	1.6%
Construction & Engineering	4.1%	3.8%
Auto Components	3.9%	5.5%
Healthcare Providers & Services	3.8%	1.9%
Leisure Equipment & Products	3.4%	5.7%
Building Products	3.0%	5.7%
IT Services	2.7%	2.6%
Energy Equipment & Services	1.7%	0.4%
Software	1.7%	2.5%
Pharmaceuticals	1.7%	—
Internet & Catalog Retail	1.6%	2.1%
Oil, Gas & Consumable Fuels	1.6%	—
Computers & Peripherals	1.5%	1.8%
Textiles, Apparel & Luxury Goods	1.4%	3.1%
Electronic Equipment & Instruments	1.0%	3.8%
Diversified Consumer Services	1.0%	—
Distributors	0.8%	1.0%
Household Durables	0.7%	1.7%
Road & Rail	0.7%	1.4%
Aerospace & Defense	0.7%	1.1%
Diversified Telecommunication Services	0.7%	—
Machinery	0.6%	2.5%
Construction Materials	0.5%	1.4%
Household Products	0.5%	0.8%
Media	0.4%	0.5%
Personal Products	0.4%	1.0%
Chemicals	0.2%	2.7%
Other	0.6%	0.6%

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

	September 30, 2006	December 31, 2005
COST
Mid-Atlantic	19.4%	21.2%
Southwest	28.4%	22.7%
Southeast	12.4%	14.9%
North-Central	8.8%	13.2%
South-Central	7.4%	6.0%
Northwest	0.7%	0.8%
Northeast	13.6%	13.3%
International	9.3%	7.9%

	September 30, 2006	December 31, 2005
FAIR VALUE
Mid-Atlantic	19.7%	22.6%
Southwest	28.5%	21.6%
Southeast	12.0%	14.7%
North-Central	9.3%	14.7%
South-Central	7.9%	5.2%
Northwest	0.6%	0.8%
Northeast	13.0%	13.1%
International	9.0%	7.3%

Note 6. Borrowings

Our debt obligations consist of the following:

Debt	September 30, 2006	December 31, 2005
Secured revolving credit facility, $1,000,000 commitment	$452,164	$593,369
Unsecured revolving credit facility, $900,000 commitment	833,890	162,000
Secured revolving credit facility, $125,000 commitment	—	—
Unsecured debt due through September 2011	167,000	167,000
Unsecured debt due August 2010	126,000	126,000
Unsecured debt due October 2020	75,457	75,481
Unsecured debt due February 2011	23,381	—
TRS Facility	250,000	110,219
ACAS Business Loan Trust 2002-2 asset securitization	—	5,406
ACAS Business Loan Trust 2003-1 asset securitization	—	23,320
ACAS Business Loan Trust 2003-2 asset securitization	—	32,268
ACAS Business Loan Trust 2004-1 asset securitization	409,772	409,772
ACAS Business Loan Trust 2005-1 asset securitization	830,000	762,025
ACAS Business Loan Trust 2006-1 asset securitization	436,000	—

Total	$3,603,664	$2,466,860

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The weighted average debt balance for the three months ended September 30, 2006 and 2005 was $3,412,700 and $2,073,800 respectively. The weighted average debt balance for the nine months ended September 30, 2006 and 2005 was $2,846,100 and $1,799,500, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended September 30, 2006 and 2005 was 6.5% and 5.4%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2006 and 2005 was 6.2% and 5.0%, respectively. Except for the debt covenant violation discussed below, we are currently in compliance with all of our debt covenants.

In October 2006, we terminated the $125,000 secured revolving credit facility.

In October 2006, we amended the $1,000,000 secured revolving credit facility to extend the termination date to October 2007 and increased the commitment to $1,250,000. As amended, our ability to make draws under the facility expires one business day before the termination date.

In July 2006, we completed a $500,000 asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary of American Capital Strategies, Ltd., issued $291,000 Class A notes, $37,000 Class B notes, $72,500 Class C notes, $35,500 Class D notes and $64,000 Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. The loans are secured by loans and assets from our portfolio companies with a principal balance of $500,000 as of September 30, 2006. Through August 26, 2009, BLT 2006-1 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250,000 or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E Notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

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

In January 2006, we expanded the committed amount of our existing unsecured revolving line of credit from $255,000 to $310,000 as a result of new lender commitments. In May 2006, the revolving facility was amended and restated to add additional new lenders and to increase the available commitments thereunder to $900,000. The facility may be expanded through new or additional commitments up to $1,150,000 in accordance with the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

terms and conditions set forth in the related agreement. The facility contains various covenants, including limits on annual corporate capital expenditures. As of September 30, 2006, we were not in compliance with the annual corporate capital expenditures financial covenant. On October 27, 2006, we and the lenders amended the credit agreement. The amendment included a waiver of the debt covenant violation and amended the financial covenant for corporate capital expenditures.

We have a total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. (“Wachovia”) under which we pledge certain of our investments to Wachovia from time to time in exchange for financing. Subject to the terms and conditions of the TRS Facility, we may generally repay and reborrow proceeds and are required to make payments to Wachovia on outstanding funds at a rate equal to one-month LIBOR plus 125 basis points. We must also repay all or a portion of any funded amount upon the occurrence of certain events. The TRS Facility contains customary default provisions and is scheduled to terminate in December 2006. We have accounted for the TRS Facility as a secured financing arrangement with the outstanding borrowed amount included as a debt obligation on the accompanying consolidated balance sheets.

Note 7. Stock Options

We have employee stock option plans, which provide for the granting of options to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant to our employees.

Employee Stock Option Plans for 2003 to 2006

For our stock option plans approved by our shareholders from 2003 and forward, the stock options granted must have a per share exercise price of no less than the fair market value on the date of the grant; however, the plans provide that unless the compensation and corporate governance committee of the board of directors determines otherwise, the exercise price of the stock options will be automatically reduced by the amount of any cash dividends paid on our common stock after the option is granted but before it is exercised. Beginning in the second quarter of 2005, the compensation and corporate governance committee determined that it will no longer reduce the exercise price for these stock options by the amount of any cash dividends paid on our common stock until it receives confirmation from the staff of the Securities and Exchange Commission that we may do so. Stock options granted under these plans vest over a five-year period and may be exercised for a period of no more than ten years from the date of grant. All of the stock options granted under these plans are non-qualified options. As of September 30, 2006, there are 4,405 shares available to be granted under these stock option plans.

Employee Stock Option Plans for 2002 and Earlier

For our stock option plans approved by our shareholders in 2002 and earlier, the stock options granted must have a per share exercise price of no less than the fair market value on the date of the grant. Stock options under these plans vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of September 30, 2006, there are 130 shares available to be granted under these stock option plans.

Non-Employee Director Option Plan

We also have two outstanding non-employee director stock option plans. Options granted under the director plans are non-qualified stock options. Stock options granted under the director option plans must have a per share

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

exercise price of no less than the fair market value on the date of the grant. Options under the director option plans vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. In the second quarter of 1999 and the first quarter of 2006, we received orders from the SEC authorizing the respective outstanding plans. As of September 30, 2006, there are 40 shares available for grant under the outstanding director option plans. The 2006 option plan for employees also includes 320 shares available for grant to non-employee directors, 240 of which have been reserved for grant to the existing non-employee directors as of September 30, 2006. However, no such options can be granted until the SEC issues the necessary order authorizing the plan. We filed an application for such an order in June 2006.

A summary of the status of all of our stock option plans as of and for the nine months ended September 30, 2006 is as follows:

	Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	10,060	$28.71
Granted	5,319	$34.58
Exercised	(594)	$23.51
Canceled and expired	(470)	$35.20

Options outstanding, end of period	14,315	$30.89	8.4	$122,725

Options exercisable, end of period	3,207	$25.85	6.8	$43,496

During the nine months ended September 30, 2006 we granted 5,319 options to purchase common stock. We estimated the weighted average fair value on the date of grant of $2.59 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, weighted average expected dividend yield of 9.1%, weighted average risk-free interest rate of 4.8%, weighted average expected volatility factor of 0.23, and weighted average expected term of 5.1 years. For the nine months ended September 30, 2006, we recorded stock-based compensation expense of $11,898 attributable to our stock options.

As of September 30, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was $53,002 that has a weighted average period to be recognized of 3.3 years. During the nine months ended September 30, 2006 and 2005, the total intrinsic value of stock options exercised was $7,055 and $13,495, respectively.

During the nine months ended September 30, 2005 we granted 2,212 options to purchase common stock. We estimated the weighted average fair value on the date of grant of $5.14 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, weighted average expected dividend yield of 8.9%, weighted average risk-free interest rate of 3.8%, weighted average expected volatility factor of 0.35, and weighted average expected term of 5 years. For the nine months ended September 30, 2005, we recorded stock-based compensation expense of $9,889 attributable to our stock options.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

In 2003, we adopted FASB Statement No. 123, Accounting for Stock-Based Compensation, to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123. In applying FASB Statement No. 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed using the straight-line attribution method over the vesting period of the options and are included on the accompanying consolidated statements of operations in “Salaries, benefits and stock-based compensation.” In accordance with FASB Statement No. 123, we elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in net assets resulting from operations calculated as if compensation costs were computed in accordance with FASB Statement No. 123.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, a revision to FASB Statement No. 123. FASB Statement No. 123(R) also supersedes APB Opinion No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FASB Statement No. 123(R) is similar to the approach described in FASB Statement No. 123. However, FASB Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In the first quarter of 2006, we adopted FASB Statement No. 123(R) using the “modified prospective” method. Under the modified prospective method, the consolidated financial statements for prior year interim periods and fiscal years will not reflect any restated amounts.

All of our stock options granted prior to January 1, 2003 that were accounted for under APB Opinion No. 25 and not expensed in our consolidated statements of operations were fully vested as of December 31, 2005 and therefore, no additional stock compensation costs for those stock option grants will be recorded subsequent to the adoption of FASB Statement No. 123(R). When recognizing compensation cost under FASB Statement No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under FASB Statement No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of FASB Statement 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle, net of related tax effects, to adjust compensation cost for the difference in compensation costs recognized in prior periods had forfeitures been estimated during those periods of $1,026, or $0.01 per basic share and $0.01 per diluted share. We calculated the compensation costs that would have been recognized in prior periods and during the three and nine months ended September 30, 2006 using an estimated annual forfeiture rate of 6.7%.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and net increase in net assets resulting from operations:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net operating income
As reported	$85,926	$223,287
Stock-based employee compensation	(64)	(637)

Pro forma	$85,862	$222,650

Net operating income per common share
Basic as reported	$0.84	$2.34

Basic pro forma	$0.84	$2.34

Diluted as reported	$0.82	$2.29

Diluted pro forma	$0.82	$2.28

Net increase in net assets resulting from operations
As reported	$94,057	$285,086
Stock-based employee compensation	(64)	(637)

Pro forma	$93,993	$284,449

Net earnings per common share
Basic as reported	$0.92	$2.99

Basic pro forma	$0.92	$2.98

Diluted as reported	$0.90	$2.92

Diluted pro forma	$0.90	$2.91

Note 8. Deferred Compensation Plans

In the first quarter of 2006, we established a non-qualified deferred compensation plan (the “Plan”) for the purpose of granting bonus awards to our domestic employees. The compensation and corporate governance committee of our board of directors is the administrator of the Plan. The Plan is funded through a trust (the “Trust”) which is administered by a third-party trustee. The compensation and corporate governance committee determines cash bonus awards to be granted under the Plan and the terms of such awards, including vesting schedules. The cash bonus awards are invested by the Trust in our common stock. Awards may vest contingent on the employee’s continued employment and the achievement of performance goals, if any, as determined by the compensation and corporate governance committee. The Trust provides certain protections of its assets from events other than claims against our assets in the case of bankruptcy.

The Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Plan are accounted for as a grant of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions are recognized using the straight-line attribution method over the requisite service period. The compensation cost for awards with performance and service

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

conditions are recognized using the accelerated attribution method over the requisite service period. The assets and liabilities of the Trust are consolidated in the accompanying consolidated financial statements. During the nine months ended September 30, 2006, we granted awards to employees totaling $105,884. We contributed $93,872 of cash to the Trust to acquire 2,754 shares of our common stock on the open market and 105 canceled shares were reallocated to plan participants to fund a portion of the awards. For the nine months ended September 30, 2006, we recorded stock-based compensation expense of $12,586 attributable to the Plan. As of September 30, 2006, the total compensation cost related to non-vested bonus awards not yet recognized was $89,783 that has a weighted average period to be recognized of 3.9 years. We calculated the compensation expense recognized during the nine months ended September 30, 2006 using an estimated annual forfeiture rate of 6.7%.

A summary of our bonus awards under the Plan as of and for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	—	$—
Granted	2,859	$34.01
Shares earned under dividend reinvestment plan	47	$36.16
Vested	—	$—
Canceled and expired	(105)	$34.02

Non-vested, end of period	2,801	$34.05

Shares of our common stock held by the Trust are accounted for as treasury stock in the accompanying consolidated balance sheets.

We also have a deferred compensation plan for the benefit of certain European-based employees of ECFS funded through a separate trust (the “European Trust”) administered by a third-party trustee. The European Trust uses the funds provided by us to purchase shares of our common stock on the open market which will vest to the employee pro rata over a five-year period. The expected payment of the deferred compensation liability is recorded as compensation cost pro rata over the requisite service period. The deferred compensation liability is classified as a liability in our accompanying consolidated balance sheets and is adjusted through compensation cost to reflect changes in the fair value of our common stock for the obligation of the awards that are vested. Our common stock held by the European Trust is accounted for as treasury stock in the accompanying consolidated balance sheets.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted net operating income per share	$109,998	$85,926	$312,133	$223,287

Numerator for basic and diluted earnings per share	$131,562	$94,057	$583,960	$285,086

Denominator for basic weighted average shares	141,589	102,366	131,660	95,319
Employee stock options and awards	1,539	1,168	1,077	950
Shares issuable under forward sale agreements	146	965	192	1,318

Denominator for diluted weighted average shares	143,274	104,499	132,929	97,587

Basic net operating income per common share	$0.78	$0.84	$2.37	$2.34
Diluted net operating income per common share	$0.77	$0.82	$2.35	$2.29
Basic net earnings per common share	$0.93	$0.92	$4.44	$2.99
Diluted net earnings per common share	$0.92	$0.90	$4.39	$2.92

Note 10. Segment Data

Our reportable segments are our investing operations as a BDC and our asset management and advisory operations.

The following table presents segment data for the three months ended September 30, 2006:

	Investing	Advisory	Consolidated
Interest and dividend income	$179,620	$25	$179,645
Fee and other income	5,514	45,668	51,182

Total operating income	185,134	45,693	230,827

Interest	55,625	—	55,625
Salaries, benefits and stock-based compensation	12,511	28,417	40,928
General and administrative	7,903	10,773	18,676

Total operating expenses	76,039	39,190	115,229

Operating income before income taxes	109,095	6,503	115,598

Provision for income taxes	(2,412)	(3,188)	(5,600)

Net operating income	106,683	3,315	109,998

Net realized gain on investments	51,714	—	51,714
Net unrealized depreciation of investments	(30,150)	—	(30,150)

Net increase in net assets resulting from operations	$128,247	$3,315	$131,562

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table presents segment data for the nine months ended September 30, 2006:

	Investing	Advisory	Consolidated
Interest and dividend income	$467,231	$78	$467,309
Fee and other income	14,031	134,700	148,731

Total operating income	481,262	134,778	616,040

Interest	132,385	—	132,385
Salaries, benefits and stock-based compensation	32,302	70,641	102,943
General and administrative	20,599	30,004	50,603

Total operating expenses	185,286	100,645	285,931

Operating income before income taxes	295,976	34,133	330,109

Provision for income taxes	(3,236)	(14,740)	(17,976)

Net operating income	292,740	19,393	312,133

Net realized gain on investments	117,411	—	117,411
Net unrealized appreciation of investments	153,390	—	153,390

Net increase in net assets resulting from operations before cumulative effect of accounting change	563,541	19,393	582,934
Cumulative effect of accounting change, net of tax	449	577	1,026

Net increase in net assets resulting from operations	$563,990	$19,970	$583,960

The following table presents segment data for the three months ended September 30, 2005:

	Investing	Advisory	Consolidated
Interest and dividend income	$114,396	$9	$114,405
Fee and other income	7,430	26,917	34,347

Total operating income	121,826	26,926	148,752

Interest	27,889	—	27,889
Salaries, benefits and stock-based compensation	6,673	14,164	20,837
General and administrative	3,948	8,268	12,216

Total operating expenses	38,510	22,432	60,942

Operating income before income taxes	83,316	4,494	87,810

Provision for income taxes	—	(1,884)	(1,884)

Net operating income	83,316	2,610	85,926
Net realized loss on investments	(3,475)	—	(3,475)
Net unrealized appreciation of investments	11,606	—	11,606

Net increase in net assets resulting from operations	$91,447	$2,610	$94,057

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

The following table presents segment data for the nine months ended September 30, 2005:

	Investing	Advisory	Consolidated
Interest and dividend income	$298,719	$14	$298,733
Fee and other income	13,437	69,169	82,606

Total operating income	312,156	69,183	381,339

Interest	67,225	—	67,225
Salaries, benefits and stock-based compensation	18,087	37,763	55,850
General and administrative	11,646	15,663	27,309

Total operating expenses	96,958	53,426	150,384

Operating income before income taxes	215,198	15,757	230,955
Provision for income taxes	—	(7,668)	(7,668)

Net operating income	215,198	8,089	223,287
Net realized gain on investments	31,547	—	31,547
Net unrealized appreciation of investments	30,252	—	30,252

Net increase in net assets resulting from operations	$276,997	$8,089	$285,086

Note 11. Commitments

As of September 30, 2006, we had commitments under loan and financing agreements to fund up to $381,622 to 57 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

As of September 30, 2006, we were also subject to a subscription agreement to fund up to €159,681 (or $202,603) of equity commitments to European Capital Limited (See Note 14).

Note 12. Shareholders’ Equity

Our common share activity for the nine months ended September 30, 2006 and 2005 was as follows:

	September 30, 2006	September 30, 2005
Common shares outstanding at beginning of period	118,913	88,705
Issuance of common stock	26,685	18,250
Issuance of common stock under stock option plans	594	1,364
Issuance of common stock under dividend reinvestment plan	679	452
Issuance of non-recourse notes receivable to purchase common stock	(146)	(208)
Purchase of common stock held in deferred compensation trusts	(2,948)	(177)

Common shares outstanding at end of period	143,777	108,386

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the forward sale agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. Subsequent changes in the fair value are not recognized. The shares of common stock are not considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, the forward sale agreements are not considered participating securities for the purpose of determining basic earnings per share under FASB Statement No. 128, Earnings per Share. However, the dilutive impact of the shares issuable under the forward sale agreements is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands, except per share data)

Equity Offerings

For the nine months ended September 30, 2006 and 2005, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the nine months ended September 30, 2006 and 2005:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price per Share
July 2006 public offering	3,048	$99,922	$32.78
Issuances under April 2006 Forward Sale Agreements	4,000	133,511	33.38
April 2006 public offering	9,800	333,062	33.99
February 2006 public offering	987	35,620	36.10
Issuances under January 2006 Forward Sale Agreements	4,000	137,259	34.31
January 2006 public offering	600	20,904	34.84
Issuances under November 2005 Forward Sale Agreements	3,500	124,824	35.66
Issuances under September 2005 Forward Sale Agreements	750	26,113	34.82

Total for the nine months ended September 30, 2006	26,685	$911,215	$34.15

September 2005 public offering	2,000	$71,440	$35.72
Issuances under March 2005 Forward Sale Agreements	8,000	235,353	29.42
March 2005 public offering	2,000	60,228	30.11
Issuances under September 2004 Forward Sale Agreements	6,250	178,312	28.53

Total for the nine months ended September 30, 2005	18,250	$545,333	$29.88

In September 2006, we entered into a forward sale agreement (the “September 2006 Forward Sale Agreement”) to sell 3,000 shares of common stock. The 3,000 shares of common stock were borrowed from third party market sources by the counterparty, or forward purchaser, of the September 2006 Forward Sale Agreement who then sold the shares to the public. Pursuant to the September 2006 Forward Sale Agreement, we must sell to the forward purchaser 3,000 shares of our common stock generally at such times as we elect over a one-year period. The September 2006 Forward Sale Agreement provides for settlement date or dates to be specified at our discretion within the duration of the September 2006 Forward Sale Agreement through termination in September 2007. On a settlement date, we will issue shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price was initially $37.30 per share, which was the public offering price of shares of our common stock less the underwriting discount. The September 2006 Forward Sale Agreement provides that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and is subject to a decrease by $0.84, $0.87, $0.90, and $0.91 on each of December 1, 2006, March 2, 2007, June 1, 2007 and September 7, 2007, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of September 30, 2006, there have been no draws under the September 2006 Forward Sale Agreement.

As of September 30, 2006, all other forward sale agreements had been fully settled.

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

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date.

Note 14. Investment in European Capital Limited

On September 30, 2005, European Capital Limited (“ECAS Holding”), a company incorporated in Guernsey, closed on an offering of €750,000 of equity commitments. We provided €520,745 of the equity commitments and third party institutional investors provided €229,255 of the remaining equity commitments. ECAS Holding, through its subsidiary, European Capital S.A. SICAR (“ECAS”), invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. As of September 30, 2006, we have funded €361,064 ($443,039) of our equity commitment and have a remaining unfunded commitment of €159,681 ($202,603). During the nine months ended September 30, 2006, we also provided ECAS Holding with senior bridge loan financing of $340,527, which was fully repaid as of September 30, 2006. In 2006, ECAS obtained commitments for a €900,000 multi-currency secured revolving credit facility to fund investments. Our total investment at fair value in ECAS Holding as of September 30, 2006 of $458,123 is included as an investment in our accompanying consolidated balance sheet.

Our wholly-owned subsidiary ECFS, entered into a services agreement with ECAS Holding and an investment management agreement with ECAS. Pursuant to the investment management agreement and services agreement, we provide advisory and management services to ECAS and receive a management fee equal to 1.25% of the greater of ECAS’ weighted average gross assets or €750,000. In addition, ECAS and ECAS Holding will reimburse us for costs and expenses incurred by ECFS during the term of the agreement, subject to certain exclusions, including all cost and expenses incurred by us for the organization and formation of ECAS, ECAS Holding and ECFS. For the nine months ended September 30, 2006, we recorded $26,392 of revenue from these agreements consisting of $8,923 of management fees and $17,469 for reimbursements of costs and expenses. For the nine months ended September 30, 2005, we recorded revenue of $4,534 for reimbursements of costs and expenses. As of September 30, 2006 and December 31, 2005, we had a receivable of $2,244 and $10,402, respectively, due from ECAS and ECAS Holding for management fees and reimbursements of costs and expenses, which is included in other assets in the accompanying consolidated balance sheets.

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

Note 15. Subsequent Event

On October 1, 2006, we entered into a Purchase and Sale Agreement with American Capital Equity I, LLC (the “Equity Fund”) for the sale of approximately 30% of our equity investments (other than warrants associated with debt investments) in 96 portfolio companies (“Transferred Securities”) to the Equity Fund. The aggregate purchase price for the Transferred Securities is approximately $670 million, subject to certain adjustments. The proceeds from the sale of the Transferred Securities have now been received and were used to reduce amounts outstanding under our revolving credit facilities. The Equity Fund will co-invest with us in an amount equal to 30% of our future equity investments until the approximately $330 million commitment of the Equity Fund is exhausted. We do not own an economic equity interest in the Equity Fund. Our wholly-owned taxable affiliate, American Capital Equity Management LLC, will manage the Equity Fund in exchange for a 2% annual management fee on the net cost basis of the assets of the Equity Fund and a 10-30% carried interest in the net profits of the Equity Fund, subject to certain hurdles.

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

Portfolio Composition

We are a publicly-traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. The total portfolio value of our investments was $7,520,814 and $5,117,095 as of September 30, 2006 and December 31, 2005, respectively. During the three months and nine months ended September 30, 2006 we made investments totaling $1,206,800 and $3,475,200, including $90,400 and $320,900, respectively, in funds committed but undrawn under credit facilities and equity commitments at the date of the investment. During the three months and nine months ended September 30, 2005 we made investments totaling $1,448,600 and $2,757,800, including $629,100 and $753,200, respectively, in funds committed but undrawn under credit facilities and equity commitments at the date of the investment. The weighted average effective interest rate on our debt investment securities was 12.6% and 12.8% at September 30, 2006 and December 31, 2005, respectively.

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

Our new investments during the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
American Capital Sponsored Buyouts	$533,100	$410,500	$1,840,000	$1,023,400
Financing for Private Equity Buyouts	202,400	243,300	326,500	579,000
Direct Investments	92,100	132,500	110,200	234,200
Investment in European Capital Limited	—	638,100	—	638,100
CMBS Investments	41,700	—	259,000	—
CDO Investments	23,600	—	82,800	—
Add-On Financing for Acquisitions	108,000	5,200	488,900	136,800
Add-On Financing for Recapitalizations	187,000	9,200	337,100	82,600
Add-On Financing for Growth	—	—	1,500	5,000
Add-On Financing for Direct Investments	—	—	—	3,100
Add-On Financing for Working Capital in Distressed Situations	13,900	—	16,000	—
Add-On Financing for Working Capital	5,000	9,800	13,200	55,600

Total	$1,206,800	$1,448,600	$3,475,200	$2,757,800

During the nine months ended September 30, 2006, we received cash proceeds of $1,437,130 from exits of portfolio investments, excluding $365,354 and $2,529 of repayments of bridge notes and accrued PIK interest from ECAS Holding, respectively. This is composed of $49,258 of scheduled principal amortization, $190,348 of senior loan sales, $785,124 of principal prepayments, $56,609 of payments of accrued PIK interest and dividends and accreted OID and $355,791 from the sale of equity investments.

Critical Accounting Policies

Stock-based Compensation

In 2003, we adopted FASB Statement No. 123, Accounting for Stock-Based Compensation, to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123. In applying FASB Statement No. 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed using the straight-line attribution method over the vesting period of the options and are included on the accompanying consolidated statements of operations in “Salaries, benefits and stock-based compensation.” In accordance with FASB Statement No. 123, we elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25 “Accounting for Stock Issued to Employees” to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in net assets resulting from operations calculated as if compensation costs were computed in accordance with FASB Statement No. 123.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, a revision to FASB Statement No. 123. FASB Statement No. 123(R) also supersedes APB Opinion No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FASB Statement No. 123(R) is similar to the approach described in FASB Statement No. 123. However, FASB Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In the first quarter of 2006, we adopted FASB Statement No. 123(R) using the “modified prospective” method. Under the modified prospective method, the consolidated financial statements for prior year interim periods and fiscal years will not reflect any restated amounts.

All of our stock options granted prior to January 1, 2003 that were accounted for under APB Opinion No. 25 and not expensed in our consolidated statements of operations were fully vested as of December 31, 2005 and therefore, no additional stock compensation costs for those stock option grants will be recorded subsequent to the adoption of FASB Statement No. 123(R). When recognizing compensation cost under FASB Statement No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under FASB Statement No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of FASB Statement 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle to adjust compensation cost, net of related tax effects, for the difference in compensation costs recognized in prior periods had forfeitures been estimated during those periods of $1,026, or $0.01 per basic share and $0.01 per diluted share. We calculated the compensation costs that would have been recognized in prior periods and during the nine months ended September 30, 2006 using an estimated annual forfeiture rate of 6.7%.

During the nine months ended September 30, 2006, we granted 5,319 options to purchase shares of common stock. We estimated the weighted average fair value on the date of grant of $2.59 per option using a Black-Scholes option pricing model using the following assumptions: exercise price at market on date of grant, weighted average expected dividend yield of 9.1%, weighted average risk-free interest rate of 4.8%, weighted average expected volatility factor of 0.23, and weighted average expected term of 5.1 years. In prior periods, we determined our expected volatility used in a Black-Scholes option pricing model based on our historical volatility during the expected term of the option. Beginning in the first quarter of 2006, we determined our expected volatility based on a combination of our historical volatility during the expected term of the option and our implied volatility based on the market prices of traded options of our stock.

As of September 30, 2006, the total compensation cost related to nonvested stock option awards not yet recognized was $53,002 that has a weighted average period to be recognized of 3.3 years. For the nine months ended September 30, 2006, we recorded stock-based compensation expense of $11,898 attributable to our stock options.

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

For the nine months ended September 30, 2006, we recorded stock-based compensation expense of $12,586 attributable to the Plan. As of September 30, 2006, the total compensation cost related to non-vested bonus awards not yet recognized was $89,783 that has a weighted average period to be recognized of 3.9 years.

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

The consolidated operating results for the three and nine months ended September 30, 2006 and 2005 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating income	$230,827	$148,752	$616,040	$381,339
Operating expenses	115,229	60,942	285,931	150,384

Operating income before income taxes	115,598	87,810	330,109	230,955
Provision for income taxes	(5,600)	(1,884)	(17,976)	(7,668)

Net operating income	109,998	85,926	312,133	223,287

Net realized gain (loss) on investments	51,714	(3,475)	117,411	31,547
Net unrealized appreciation (depreciation) of investments	(30,150)	11,606	153,390	30,252

Net increase in net assets resulting from operations before cumulative effect of accounting change	131,562	94,057	582,934	285,086
Cumulative effect of accounting change, net of tax	—	—	1,026	—

Net increase in net assets resulting from operations	$131,562	$94,057	$583,960	$285,086

Operating Income

Total operating income is comprised of two components: interest and dividend income and fee and other income. For the three months ended September 30, 2006, total operating income increased $82,075, or 55%, over the three months ended September 30, 2005. For the nine months ended September 30, 2006, total operating income increased $234,701, or 62%, over the nine months ended September 30, 2005.

Interest and dividend income consisted of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income on debt securities	$144,962	$102,261	$379,111	$271,306
Interest income on bank deposits and employee loans	2,030	794	4,927	2,033
Dividend income on equity securities	32,653	11,350	83,271	25,394

Total interest and dividend income	$179,645	$114,405	$467,309	$298,733

Interest income on debt securities increased by $42,701 or 42%, to $144,962 for the three months ended September 30, 2006 from $102,261 for the comparable period in 2005, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments. Our daily weighted average debt investments at cost increased from $3,137,900 in the three month period ended September 30, 2005 to $4,620,100 in the comparable period in 2006 resulting from new loan originations net of loan repayments during the twelve months ended September 30, 2006.

The daily weighted average effective interest rate on debt investments decreased from 12.9% in the three month period ended September 30, 2005 to 12.4% in the comparable period in 2006 due primarily to an increase in the total senior loans as a percentage of our total loan portfolio, partially offset by an increase in interest rates of our variable rate based loans due to an increase in average monthly LIBOR. Our senior loans as a percentage of our total loans at cost, excluding CMBS securities, increased to 51% as of September 30, 2006 from 42% as of September 30, 2005. Our senior loans generally yield lower rates than our higher yielding subordinated loans, but they are typically variable rate based loans that do not necessitate the use of interest rate swap agreements thereby reducing our overall interest swap costs. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Excluding the impact of the interest rate swap agreements, our daily weighted average effective interest rate for the three months ended September 30, 2006 decreased 50 basis points to 12.4% as compared to the three months ended September 30, 2005. However, including the impact of the interest rate swap agreements, our daily weighted average effective interest rate for the three months ended September 30, 2006 remained at 12.7% as compared to the three months ended September 30, 2005.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. During the three months ended September 30, 2006 and 2005, the total interest benefit (cost) of interest rate derivative agreements included in both net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments was $2,852 and ($2,012), respectively. The decrease in our interest cost of interest rate derivative agreements is due primarily to the increase in the average monthly LIBOR rate from 3.69% in the three month period September 30, 2005 to 5.35% in the three month period ended September 30, 2006.

Dividend income on equity securities increased by $21,303 to $32,653 for the three months ended September 30, 2006 from $11,350 for the comparable period in 2005 due primarily to an increase in preferred stock investments. In addition, we received cash dividends from common equity investments, primarily controlled companies, of $6,818 from two portfolio companies in 2006. We have grown our investments in equity securities, excluding CDO securities, to a fair value of $2,851,619 as of September 30, 2006, a 105% increase over our investments in equity securities as of September 30, 2005. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value.

Our daily weighted average total debt and equity investments at cost increased from $4,295,300 in the three months ended September 30, 2005 to $7,143,200 in the comparable period in 2006. The daily weighted average yield on total debt and equity investments decreased to 9.9% for the three months ended September 30, 2006 from 10.5% for the comparable period in 2005 due to the reasons discussed above. Including the interest benefit (cost) of interest rate derivative agreements that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield on total debt and equity investments would have been 10.0% and 10.3% for the three months ended September 30, 2006 and 2005, respectively.

Interest income on debt securities increased by $107,805, or 40%, to $379,111 for the nine months ended September 30, 2006 from $271,306 for the comparable period in 2005, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average effective interest rate on our debt investments. Our daily weighted average debt investments at cost increased from $2,781,800 in the nine month period ended September 30, 2005 to $4,044,200 in the comparable period in 2006 resulting from new loan originations net of loan repayments during the last twelve months ended September 30, 2006.

The daily weighted average effective interest rate on debt investments decreased from 13.0% in the nine month period ended September 30, 2005 to 12.5% in the comparable period in 2006 due primarily to an increase in the total senior loans as a percentage of our total loan portfolio, partially offset by an increase in interest rates on our variable rate based loans due to increases in the average monthly LIBOR. In the nine months ended September 30, 2006 and 2005, we recognized an interest rate swap benefit (cost) of $4,330 and ($8,431), respectively, that is included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations. Excluding the impact of the interest rate basis swap agreements, our daily weighted average effective interest rate for the nine months ended September 30, 2006 decreased 50 basis points to 12.5% as compared to the prior year. However, including the impact of interest rate basis swap agreements, our daily weighted average effective interest rate for the nine months ended September 30, 2006 increased 10 basis points to 12.7% as compared to the prior year.

This is partially offset by an increase in interest rates on our variable rate based loans as the average monthly LIBOR rate increased from 3.2% in the nine month period ended September 30, 2005 to approximately 5.1% in the comparable period in 2006. In addition, the total average non-accruing loans increased from $111,882 in the nine month period ended September 30, 2005 to $165,779 in the comparable period in 2006.

Dividend income on equity securities increased by $57,877 to $83,271 for the nine months ended September 30, 2006 from $25,394 for the comparable period in 2005 due primarily to an increase in preferred stock investments and the other factors discussed above. Our daily weighted average total debt and equity investments at cost increased from $3,788,000 in the nine months ended September 30, 2005 to $6,164,200 in the comparable period in 2006. The daily weighted average yield on total debt and equity investments decreased to 10.0% for the nine months ended September 30, 2006 from 10.5% for the comparable period in 2005. This decrease is primarily due to the decrease in the weighted average effective interest rate on debt securities as discussed above. Including the benefit (cost) of interest rate basis swap agreements that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield would have decreased to 10.1% for the nine months ended September 30, 2006 from 10.2% for the nine months ended September 30, 2005.

Fee and other income consisted of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Transaction structuring fees	$9,328	$6,143	$34,677	$18,636
Fund management fees and reimbursements	10,554	4,534	26,690	4,534
Equity financing fees	6,692	5,395	24,664	13,785
Advisory and administrative fees	6,465	4,665	18,252	12,333
Loan financing fees	5,519	5,269	16,919	12,829
Other structuring fees	5,001	385	9,255	2,030
Prepayment fees	3,747	5,373	7,662	8,641
Other fees	3,876	2,583	10,612	9,818

Total fee and other income	$51,182	$34,347	$148,731	$82,606

Fee and other income increased by $16,835, or 49%, to $51,182 for the three months ended September 30, 2006 from $34,347 in the comparable period in 2005. Fee and other income increased by $66,125, or 80%, to $148,731 for the nine months ended September 30, 2006 from $82,606 in the comparable period in 2005.

For the three months ended September 30, 2006, we recorded $9,328 in transaction structuring fees for five buyout investments, including one add-on acquisition, totaling $567,100 of American Capital financing. For the three months ended September 30, 2005, we recorded $6,143 in transaction structuring fees for five buyout investments totaling $410,500 of American Capital financing. The transaction structuring fees were 1.6% and 1.5% of American Capital financing in 2006 and 2005, respectively.

For the nine months ended September 30, 2006, we recorded $34,677 in transaction structuring fees for eighteen buyout or direct investments, including three add-on acquisitions, totaling $1,998,900 of American Capital financing. For the nine months ended September 30, 2005, we recorded $18,636 in transaction structuring fees for fourteen buyout investments and two add-on financings for acquisitions totaling $1,097,200 of American Capital financing. The transaction structuring fees were 1.7% of American Capital financing in 2006 and 2005.

Fund management fees and reimbursements primarily represent fees recognized for providing advisory and management services to ECAS pursuant to investment management and services agreements that commenced in the fourth quarter of 2005. In connection with these agreements with ECAS, we recognized $3,159 of management fees and $7,190 for reimbursements of costs and expenses for the three months ended September 30, 2006 for salaries, employee benefits and general and administrative expenses and recognized $8,923 of management fees and $17,469 for reimbursements of costs and expenses for the nine months ended September 30, 2006 for salaries, employee benefits and general and administrative expenses. For the three and nine months ended September 30, 2005, we recognized $4,534 for reimbursement of costs and expenses.

Equity financing fees for the three months ended September 30, 2006 increased $1,297 over the comparable period in 2005. The increase in equity financing fees was attributable to an increase in new equity investments from $161,200 in the three month period ended September 30, 2005 to $260,800 in the comparable period in 2006. Equity financing fees were 2.6% and 3.3% of equity financing in the three months ended September 30, 2006 and 2005, respectively. Equity financing fees for the nine months ended September 30, 2006 increased $10,879 over the comparable period in 2005. The increase in equity financing fees was attributable to an increase in new equity investments from $419,600 in the nine month period ended September 30, 2005 to $852,700 in the comparable period in 2006. Equity financing fees were 2.9% and 3.3% of equity financing in the nine months ended September 30, 2006 and 2005, respectively.

Advisory and administrative fees for the three months ended September 30, 2006 increased $2,469, or 62%, over the comparable period in 2005. Advisory and administrative fees for the nine months ended September 30, 2006 increased $7,704, or 73%, over the comparable period in 2005. The increase in advisory and administrative fees is attributable primarily to the increase in the number of portfolio companies under management.

Loan financing fees for the three months ended September 30, 2006 increased $250, or 5%, over the comparable period in 2005. The increase in loan financing fees was attributable to an increase in new debt investments from $649,300 in the three month period ended September 30, 2005 to $880,700 in the comparable period in 2006. The loan financing fees were 0.6% and 0.8% of loan originations in the three months ended September 30, 2006 and 2005, respectively. Loan financing fees for the nine months ended September 30, 2006 increased $4,090, or 32%, over the comparable period in 2005. The increase in loan financing fees was attributable to an increase in new debt investments from $1,680,700 in the nine month period ended September 30, 2005 to $2,280,800 in the comparable period in 2006. The loan financing fees were 0.7% and 0.8% of loan originations in the nine months ended September 30, 2006 and 2005, respectively. Loan fees we receive that are representative of additional yield are deferred as a discount and accreted into interest income and are not recorded as fee income.

The prepayment fees of $3,747 for the three months ended September 30, 2006 are the result of the prepayment by twelve portfolio companies of loans totaling $204,700 compared to prepayment fees of $5,373 for the three months ended September 30, 2005 as the result of the prepayment by five portfolio companies of loans totaling $146,400. Prepayment fees were 1.8% and 3.7% of debt prepayments that were subject to a prepayment penalty for the three months ended September 30, 2006 and 2005, respectively. The prepayment fees of $7,662 for the nine months ended September 30, 2006 are the result of the prepayment by twenty-one portfolio companies of loans totaling $376,000 compared to prepayment fees of $8,641 for the nine months ended September 30, 2005 as the result of the prepayment by fourteen portfolio companies of loans totaling $284,600. Prepayment fees were 2.0% and 3.0% of debt prepayments that were subject to a prepayment penalty in the nine months ended September 30, 2006 and 2005, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 increased $54,287, or 89%, over the comparable period in 2005. For the nine months ended September 30, 2006 operating expenses increased $135,547, or 90%, over the comparable period in 2005. Our operating leverage was 2.1% and 2.2% for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, our operating leverage was 1.9% in both periods, respectively. Operating leverage is our annualized operating expenses, excluding stock-based compensation, interest expense and operating expenses reimbursed under management agreements, divided by our total assets at period end.

Interest expense increased from $27,889 for the three months ended September 30, 2005 to $55,625 in the comparable period in 2006. The increase in interest expense is due both to an increase in our weighted average borrowings from $2,073,800 in the three months ended September 30, 2005 to $3,412,700 in the comparable period in 2006 and to an increase in our weighted average interest rate on outstanding borrowings, including amortization of deferred financing costs, from 5.4% during the three months ended September 30, 2005 to 6.5% during the comparable period in 2006. Interest expense increased from $67,225 for the nine months ended September 30, 2005 to $132,385 in the comparable period in 2006. The increase in interest expense is due both to an increase in our weighted average borrowings from $1,799,500 in the nine months ended September 30, 2005 to $2,846,100 in the comparable period in 2006 and to an increase in our weighted average interest rate on outstanding borrowings, including amortization of deferred financing costs, from 5.0% during the nine months ended September 30, 2005 to 6.2% during the comparable period in 2006. As discussed above, the increase in the weighted average interest rate is primarily due to an increase in the average monthly LIBOR rate from 3.2% in the nine months ended September 30, 2005 to 5.1% in the comparable period in 2006.

Salaries, benefits and stock-based compensation expense increased 96% from $20,837 in the three months ended September 30, 2005 to $40,928 in the comparable period in 2006. Salaries, benefits and stock-based compensation expense increased 84% from $55,850 in the nine months ended September 30, 2005 to $102,943 in the comparable period in 2006. Salaries, benefits and stock-based compensation consisted of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Salaries	$25,087	$15,291	$66,660	$40,552
Benefits	2,946	1,810	9,463	5,218
Stock-based and other deferred compensation	12,895	3,736	26,820	10,080

Total salaries, benefits and stock-based compensation	$40,928	$20,837	$102,943	$55,850

The total increases are due primarily to an increase in employees from 277 at September 30, 2005 to 452 at September 30, 2006 and annual salary rate increases. The increase in the number of employees is due to our growth as we have added investment professionals and administrative staff as we continue to build our investment platform and our asset management business, including the opening of three offices in London, Paris and Palo Alto.

General and administrative expenses increased from $12,216 in the three months ended September 30, 2005 to $18,676 in the comparable period in 2006. General and administrative expenses increased from $27,309 in the nine months ended September 30, 2005 to $50,603 in the comparable period in 2006. The increase is due primarily to additional overhead attributable to the increase in the number of employees and the opening of three new offices, including higher employee recruiting costs and rent expense, as well as higher due diligence costs related to prospective investment transactions that were terminated by us and higher legal and accounting fees.

Provision for Income Taxes

We operate to qualify to be taxed as a regulated investment company, or a RIC, as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. We have distributed and currently intend to distribute sufficient dividends to eliminate investment company taxable income. However, we are subject to a nondeductible federal excise tax of 4% on our undistributed investment company taxable income if we do not distribute at least 98% of our investment company ordinary taxable income in any calendar year, 98% of our capital gain net income for each one-year period ending on October 31 and any shortfall in distributing taxable income from the prior calendar year. For calendar year 2005, we retained $48,282 of our investment company taxable income. For the three and nine months ended September 30, 2006, we accrued a federal excise tax of $2,412 and $3,236, respectively, which is included in our provision for income taxes.

For our tax year ended September 30, 2006, we had net long-term capital gains determined on a tax basis of $43,204. On October 30, 2006, we elected to retain our net long-term capital gains and pay a federal income tax of $15,121. These payments will be treated as a deemed distribution to our shareholders because taxes were paid on behalf of our shareholders.

Our consolidated taxable operating subsidiaries, ACFS and ECFS, are subject to corporate level federal, state and local income tax in their respective jurisdictions. ECFS is incorporated in Guernsey where it has received an exempt status and therefore does not pay any income tax; however, the wholly-owned subsidiary of ECFS is subject to corporate level income tax. For the three and nine months ended September 30, 2006, we recorded a tax provision of $3,188 and $14,740, respectively, attributable to our taxable operating subsidiaries. For the three and nine months ended September 30, 2005, we recorded a tax provision of $1,884 and $7,668, respectively, attributable to our taxable operating subsidiaries. The increase in the tax provision in 2006 as compared to 2005 is due primarily to the increase in fee income earned by ACFS in 2006 as a result of an increase in American Capital sponsored buyout transactions structured by ACFS.

Net Realized Gains (Losses) on Investments

Our net realized gains (losses) for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
KAC Holdings, Inc.	$47,126	$—	$47,126	$—
Iowa Mold Tooling Co., Inc.	35,966	—	35,966	—
3SI Acquisition Holdings, Inc.	—	—	26,615	—
ASC Industries, Inc.	—	—	24,992	—
Jones Stephens Corp.	24,642	—	24,642	—
Bankruptcy Management Solutions, Inc.	22,223	—	22,223	—
Network for Medical Communication & Research, LLC	—	—	21,570	—
Aeriform Corporation	6,338	—	6,338	—
PaR Nuclear Holding Company	—	—	5,397	—
BC Natural Foods, LLC	5,072	1,213	5,072	1,213
Edge Products, LLC	(52)	—	4,049	—
American Driveline Systems, Inc.	3,309	—	3,309	—
Alemite Holdings, Inc.	—	—	1,997	—
Roadrunner Freight Systems, Inc.	—	(18)	—	26,321
CIVCO Holding, Inc.	—	—	—	12,611
Automatic Bar Controls, Inc.	—	218	—	11,765
Chronic Care Solutions, Inc.		6,477		6,477
HMS Healthcare Inc.		5,562		5,655
Cycle Gear, Inc.	—	73	—	3,779
The Lion Brewery, Inc.	—	—	—	1,896
Bumble Bee Seafoods, L.P.	—	—	—	1,882
Kelly Aerospace, Inc.	—	—	—	1,747
ACS PTI, Inc.	—	(367)	—	1,524
Other, net	3,969	1,209	10,300	2,754

Total gross realized portfolio gains, net	148,593	14,367	239,596	77,624

Weber Nickel Technologies, Ltd.	(28,681)	—	(28,681)	—
Stravina Holdings, Inc.	(18,982)	(1,000)	(18,982)	(1,000)
American Decorative Surfaces International, Inc.	26	(4,102)	(15,786)	(4,102)
UAV Corporation	69	—	(14,618)	—
nSpired Holdings, Inc.	(13,686)	—	(13,686)	—
Halex Holdings, Inc.	(11,326)	—	(11,326)	—
Logex Corporation	(7,454)	—	(7,454)	—
S-Tran Holdings, Inc.	(6,338)	(140)	(6,578)	(22,195)
Optima Bus Corporation	(6,094)	—	(6,094)	—
KIC Holdings, Inc.	(5,100)	—	(5,100)	—
Euro-Caribe Packing Company, Inc.	(4,727)	—	(4,727)	—
MBT International, Inc.	—	(6,110)	—	(6,110)
Other, net	(73)	(3,784)	(269)	(4,508)

Total gross realized portfolio losses, net	(102,366)	(15,136)	(133,301)	(37,915)

Total net realized portfolio gains	46,227	(769)	106,295	39,709
Interest rate derivative periodic interest receipts (payments)	3,552	(2,706)	4,994	(8,162)
Interest rate derivative settlement receipts and other	1,935	—	6,122	—

Total net realized gains (losses)	$51,714	$(3,475)	$117,411	$31,547

In the third quarter of 2006, we received full repayment of our remaining $23,325 subordinated debt investment in KAC Holdings, Inc. and sold all of our common and preferred equity investment for $65,399 in proceeds realizing a total gain of $47,126 offset by a reversal of unrealized appreciation of $49,131. The gain we recognized includes proceeds we expect to receive held in escrow of $5,280.

In the third quarter of 2006, we received full repayment of our remaining $16,288 subordinated debt investment in Iowa Mold Tooling Co., Inc. and sold all of our common and preferred equity for $78,438 in proceeds realizing a total gain of $35,966 offset by a reversal of unrealized appreciation of $20,569. The gain we recognized includes proceeds we expect to receive held in escrow of $5,010.

In the second quarter of 2006, we received full repayment of our remaining $39,921 subordinated debt investment in 3SI Acquisition Holdings, Inc. and sold all of our common equity for $53,463 in proceeds realizing a total gain of $26,615 offset by a reversal of unrealized appreciation of $28,002. The gain we recognized includes proceeds we expect to receive held in escrow of $4,464.

In the second quarter of 2006, we received full repayment of our $20,500 subordinated debt investment in ASC Industries, Inc. and sold all of our equity investments for $35,228 in proceeds realizing a total gain of $24,992 offset by a reversal of unrealized appreciation of $19,215.

In the third quarter of 2006, we received full repayment of our $22,932 subordinated debt investment in Jones Stephens Corp. and sold all of our common and preferred equity for $38,439 in proceeds realizing a total gain of $24,642 offset by a reversal of unrealized appreciation of $31,301. The gain we recognized includes proceeds we expect to receive held in escrow of $5,430. We provided $22,365 of subordinated debt financing to the purchasers of Jones Stephens.

In the third quarter of 2006, we received full repayment of our remaining $46,565 senior and subordinated debt investments in Bankruptcy Management Solutions, Inc. and sold all of our common equity for $21,405 in proceeds realizing a total gain of $22,223 offset by a reversal of unrealized appreciation of $21,448.

In the first quarter of 2006, we received full repayment of our remaining $10,400 subordinated debt investment in Network for Medical Communication & Research, LLC and sold all of our common equity warrants for $22,275 in proceeds realizing a total gain of $21,570 offset by a reversal of unrealized appreciation of $23,110. The gain we recognized includes proceeds we expect to receive held in escrow of $1,320.

In the third quarter of 2006, the assets of Aeriform Corporation were sold pursuant to an asset sale agreement. We received $62,204 in proceeds for the payment on our senior and subordinated debt investments in Aeriform from the sale proceeds and wrote off our equity investment in Aeriform. We recognized a total net realized gain of $6,338, which was comprised of $6,477 of unamortized OID partially less a realized loss of $139 on our equity investment offset by a reversal of unrealized depreciation of $119. We continue to have a subordinated debt investment in Aeriform with a fair value of $2,574 as of September 30, 2006 for which we expect to receive proceeds from the sale that are held in escrow.

In the second quarter of 2006, we sold all of our remaining equity investments in PaR Nuclear Holding Company realizing a gain of $5,397 offset by a reversal of unrealized appreciation of $4,139.

In the third quarter of 2006, we received full repayment of our remaining $15,865 subordinated debt investment in BC Natural Foods, LLC and sold all of our common equity for $7,962 in proceeds realizing a total gain of $5,072 offset by a reversal of unrealized appreciation of $4,197.

In the third quarter of 2006, Weber Nickel Technologies, Ltd. filed for bankruptcy protection in Canada under the Companies’ Creditors Arrangement Act. Although we are pursuing our claims, we do not expect to receive any proceeds from our subordinated debt or equity investment in Weber. We deemed our investments to be worthless and recognized a realized loss of $28,681 offset by a reversal of unrealized depreciation of $28,700.

In the third quarter of 2006, we sold a portion of our equity investment in Stravina Holdings, Inc. for nominal proceeds resulting in a realized loss of $18,982 offset by a reversal of unrealized depreciation of $18,982.

In the first quarter of 2006, American Decorative Surfaces International, Inc. ceased business operations and a receiver was appointed to liquidate its remaining assets. Although we are pursuing our claims in the receivership, we do not expect to receive any additional proceeds from the liquidation. Our remaining subordinated debt and equity investments were deemed worthless and we recognized a realized loss of $15,786 offset by the reversal of unrealized depreciation of $18,703.

In the second quarter of 2006, we sold our senior subordinated debt investment in UAV Corporation for nominal proceeds realizing a loss of $14,618 offset by a reversal of unrealized depreciation of $12,044.

In the third quarter of 2006, we sold a portion of our equity investments in five portfolio companies - nSpired Holdings, Inc., Halex Holdings, Inc., Logex Corporation, KIC Holdings, Inc. and Euro-Caribe Packing Company - in one transaction for nominal proceeds resulting in a total realized loss of $42,293 offset by a reversal of unrealized depreciation of $42,293.

During 2005, S-Tran Holdings, Inc. filed for Chapter 11 bankruptcy. At the time of the bankruptcy filing, we did not expect to receive any proceeds from the liquidation of S-Tran for our equity investment in S-Tran. Our common stock investment was deemed worthless and was written off in 2005. In the third quarter of 2006, although we pursuing our claims, we concluded that we do not expect to receive any proceeds on our remaining debt investment such that our debt investment was deemed worthless and therefore we wrote off our debt investment resulting in a realized loss of $6,338 offset by a reversal of unrealized depreciation of $5,571.

In the third quarter of 2006, we received full repayment of our remaining senior and subordinated debt in investments in Optima Bus Corporation of $12,823 and received $11,914 of proceeds for our equity investments from the sale of the assets of Optima, realizing a total net loss of $6,094 offset by a reversal of unrealized depreciation of $15,972.

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

Unrealized Appreciation and Depreciation of Investments

The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2006 and 2005:

	Number of Companies	Three Months Ended September 30, 2006	Number of Companies	Three Months Ended September 30, 2005
Gross unrealized appreciation of portfolio company investments	36	$135,545	20	$46,377
Gross unrealized depreciation of portfolio company investments	28	(123,274)	13	(52,449)
Reversal of prior period unrealized appreciation upon a realization		(14,847)		(663)

Net unrealized depreciation of portfolio company investments		(2,576)		(6,735)
Foreign currency translation		14,725		—
Derivative agreements		(42,299)		18,341

Net unrealized (depreciation) appreciation of investments		$(30,150)		$11,606

	Number of Companies	Nine Months Ended September 30, 2006	Number of Companies	Nine Months Ended September 30, 2005
Gross unrealized appreciation of portfolio company investments	55	$504,960	37	$203,018
Gross unrealized depreciation of portfolio company investments	48	(292,171)	23	(157,578)
Reversal of prior period unrealized appreciation upon a realization		(64,318)		(35,330)

Net unrealized appreciation of portfolio company investments		148,471		10,110
Foreign currency translation		14,175		—
Derivative agreements		(9,256)		20,142

Net unrealized appreciation of investments		$153,390		$30,252

The fair value of the derivative agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. They appreciate or depreciate based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of derivative agreements. The decrease in the fair value of our derivative agreements in the three month period ended September 30, 2006 is due primarily to a decrease in LIBOR during the three months ended September 30, 2006 as compared to the prior quarter and a resulting decrease in the forward interest rate yield curve.

As previously discussed, we record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date.

We have a limited amount of investments in portfolio companies, including ECAS Holding, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three and nine months ended September 30, 2006, the foreign currency translation adjustment recorded in our consolidated statements of operations was unrealized appreciation of $14,725 and $14,175, respectively, primarily as a result of the Euro appreciating against the U.S. dollar.

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

For the third quarter of 2006, Houlihan Lokey reviewed our valuations of 30 portfolio companies having an aggregate $1,731 in fair value as reflected in our consolidated financial statements as of September 30, 2006. Over the last four quarters, Houlihan Lokey has reviewed 99 portfolio companies totaling $4,430,000 in fair value as of their respective valuation dates. In addition, Houlihan Lokey representatives attend our quarterly valuation meetings and provide periodic reports and recommendations to our audit and compliance committee of the board of directors. For those portfolio company investments that Houlihan Lokey has reviewed using the scope of review set forth by our board, our board has made a fair value determination that is within the aggregate range of fair value for such investments as determined by Houlihan Lokey.

In February 2006, we entered into a commitment to provide $84,993 of mezzanine and equity financing to ASAlliances Biofuels, LLC, through our investment in ACSAB, LLC, to fund its development of three large scale ethanol production facilities. Construction of all facilities has commenced and are projected to be in operation in late 2007. As of September 30, 2006, our cost basis in ACSAB, LLC was $67,165, which represents a 43% diluted ownership interest in ASAlliances Biofuels, LLC. As of September 30, 2006, our investment has appreciated to a fair value of $119,954. The increase in the valuation is driven in part by recent developments in the ethanol and energy markets and market comparables. In addition to our standard scope, we engaged Houlihan Lokey to review the value of ACSAB, LLC as of September 30, 2006, since we determined that its fair value had risen significantly in the year in which the investment was made. The fair value of this investment as determined by our Board is within the range of fair value for the investment as determined by Houlihan Lokey.

Houlihan Lokey has been engaged, or may in the future be engaged, directly by us or our portfolio companies to provide investment banking services.

Financial Condition, Liquidity and Capital Resources

At September 30, 2006, we had $34,129 in cash and cash equivalents and $124,315 in restricted cash. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed within 90 days to pay interest and principal on the securitized debt. As of September 30, 2006, we had availability of $738,946 under our revolving debt funding facilities and $111,938 under our forward equity sale agreement assuming the forward price as of September 30, 2006. During the nine months ended September 30, 2006, we principally funded investments using draws on the revolving debt funding facilities, unsecured debt issuances and equity offerings, including forward equity sale agreements, as well as proceeds from sales of senior loans, repayments of loans and sales of equity investments.

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

We believe that we are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended. As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of September 30, 2006 and December 31, 2005, our asset coverage was 212% and 217%, respectively.

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the forward sale agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. Subsequent changes in the fair value are not recognized. The shares of common stock are not considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, the forward sale agreements are not considered participating securities for the purpose of determining basic earnings per share under FASB Statement No. 128, Earnings per Share. However, the dilutive impact of the shares issuable under the forward sale agreements is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

Our objective with the use of forward sale agreements is to allow us to manage more efficiently our debt to equity ratio, considering applicable statutory requirements and our capital needs associated with funding our investment activities. As a BDC, we are able to issue debt securities and preferred stock in an amount such that our asset coverage is at least 200% of the amount of our outstanding debt securities and preferred stock. Because we do not currently have any preferred stock outstanding, this provision of the 1940 Act effectively limits our ratio of debt to equity at this time to 1:1. However, as a practical matter, in order to provide sufficient flexibility to fund our projected investments and a cushion, we generally keep our debt to equity ratio somewhat below 1:1. For example, as of September 30, 2006, our ratio of debt to equity was 0.90:1.

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

The use of forward sale contracts is expected to allow us to deliver common stock and receive cash at our election to the extent covered by outstanding contracts, without undertaking a new offering of common stock. Because we would be more assured of access to equity capital, we expect to be in a position to allow our debt to equity ratio to be closer to 1:1 than without the use of forward sale agreements. For example, the use of the forward sale agreements beginning in 2004 has enabled us to increase our debt to equity ratio from 0.71:1 as of December 31, 2003 to 0.90:1 as of September 30, 2006. During periods in which we have reported earnings, having a higher debt to equity ratio should have a beneficial effect on our overall cost of capital, which could result in increased earnings.

Equity Offerings

For the nine months ended September, 30, 2006 and 2005, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements. The following table summarizes the total shares sold directly by us, including shares sold pursuant to the underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the nine months ended September 30, 2006 and 2005:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price per Share
July 2006 public offering	3,048	$99,922	$32.78
Issuances under April 2006 Forward Sale Agreements	4,000	133,511	33.38
April 2006 public offering	9,800	333,062	33.99
February 2006 public offering	987	35,620	36.10
Issuances under January 2006 Forward Sale Agreements	4,000	137,259	34.31
January 2006 public offering	600	20,904	34.84
Issuances under November 2005 Forward Sale Agreements	3,500	124,824	35.66
Issuances under September 2005 Forward Sale Agreements	750	26,113	34.82

Total for the nine months ended September 30, 2006	26,685	$911,215	$34.15

September 2005 public offering	2,000	$71,440	$35.72
Issuances under March 2005 Forward Sale Agreements	8,000	235,353	29.42
March 2005 public offering	2,000	60,228	30.11
Issuances under September 2004 Forward Sale Agreements	6,250	178,312	28.53

Total for the nine months ended September 30, 2005	18,250	$545,333	$29.88

We entered into a forward sale agreement (the “September 2006 Forward Sale Agreement”) to sell 3,000 shares of common stock. The 3,000 shares of common stock were borrowed from third party market sources by the counterparties, or forward purchasers, of the September 2006 Forward Sale Agreements who then sold the shares to the public. Pursuant to the September 2006 Forward Sale Agreement, we must sell to the forward purchases 3,000 shares of our common stock generally at such times as we elect over a one-year period. The September 2006 Forward Sale Agreement provides for settlement date or dates to be specified at our discretion within the duration of the September 2006 Forward Sale Agreement through termination in September 2007. On a settlement date, we will issue shares of our common stock to the forward purchasers at the then applicable forward sale price. The forward sale price was initially $37.30 per share, which was the public offering price of shares of our common stock less the underwriting discount. The September 2006 Forward Sale Agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and is subject to a decrease by $0.84, $0.87, $0.90, and $0.91 on each of December 1, 2006, March 2, 2007, June 1, 2007 and September 7, 2007, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. As of September 30, 2006, there have been no draws under the September 2006 Forward Sale Agreement.

As of September 30, 2006, all other forward sale agreements had been fully settled.

Debt Capital Raising Activities

Our debt obligations consisted of the following:

Debt	September 30, 2006	December 31, 2005
Secured revolving credit facility, $1,000,000 commitment	$452,164	$593,369
Unsecured revolving credit facility, $900,000 commitment	833,890	162,000
Secured revolving credit facility, $125,000 commitment	—	—
Unsecured debt due through September 2011	167,000	167,000
Unsecured debt due August 2010	126,000	126,000
Unsecured debt due October 2020	75,457	75,481
Unsecured debt due February 2011	23,381	—
TRS Facility	250,000	110,219
ACAS Business Loan Trust 2002-2 asset securitization	—	5,406
ACAS Business Loan Trust 2003-1 asset securitization	—	23,320
ACAS Business Loan Trust 2003-2 asset securitization	—	32,268
ACAS Business Loan Trust 2004-1 asset securitization	409,772	409,772
ACAS Business Loan Trust 2005-1 asset securitization	830,000	762,025
ACAS Business Loan Trust 2006-1 asset securitization	436,000	—

Total	$3,603,664	$2,466,860

The weighted average debt balance for the three months ended September 30, 2006 and 2005 was $3,412,700 and $2,073,800 respectively. The weighted average debt balance for the nine months ended September 30, 2006 and 2005 was $2,846,100 and $1,799,500, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended September 30, 2006 and 2005 was 6.5% and 5.4%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2006 and 2005 was 6.2% and 5.0%, respectively. Except for the debt covenant violation discussed below, we are currently in compliance with all of our debt covenants.

In October 2006, we terminated the $125,000 secured revolving credit facility.

In October 2006, we amended the $1,000,000 secured revolving credit facility to extend the termination date to October 2007 and increased the commitment to $1,250,000. As amended, our ability to make draws under the facility expires one business day before the termination date.

In July 2006, we completed a $500,000 asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary of American Capital Strategies, Ltd., issued $291,000 Class A notes, $37,000 Class B notes, $72,500 Class C notes, $35,500 Class D notes and $64,000 Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. The loans are secured by loans and assets from our portfolio companies with a principal balance of $500,000 as of September 30, 2006. Through August 26, 2009, BLT 2006-1 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250,000 or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E Notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

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

In January 2006, we expanded the committed amount of our existing unsecured revolving line of credit from $255,000 to $310,000 as a result of new lender commitments. In May 2006, the revolving facility was amended and restated to add additional new lenders and to increase the available commitments thereunder to $900,000. The facility may be expanded through new or additional commitments up to $1,150,000 in accordance with the terms and conditions set forth in the related agreement. The facility contains various covenants, including limits on annual corporate capital expenditures. As of September 30, 2006, we were not in compliance with the annual corporate capital expenditures financial covenant. On October 27, 2006, the Company and the lenders amended the credit agreement. The amendment included a waiver of the debt covenant violation and amended the financial covenant for corporate capital expenditures.

We have a total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. (“Wachovia”) under which we pledge certain of our investments to Wachovia from time to time in exchange for financing. Subject to the terms and conditions of the TRS Facility, we may generally repay and reborrow proceeds and are required to make payments to Wachovia on outstanding funds at a rate equal to one-month LIBOR plus 125 basis points. We must also repay all or a portion of any funded amount upon the occurrence of certain events. The TRS Facility contains customary default provisions and is scheduled to terminate in December 2006. We have accounted for the TRS Facility as a secured financing arrangement with the outstanding borrowed amount included as a debt obligation on the accompanying consolidated balance sheets.

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

To monitor and manage the investment portfolio risk, management tracks the weighted average investment and loan grade. The weighted average investment grade was 3.1 as of both September 30, 2006 and December 31, 2005. The weighted average loan grade was 3.0 as of both September 30, 2006 and December 31, 2005. The weighted average investment grade is weighted based on the total fair value of both the loan and equity investments of a portfolio company. The weighted average loan grade is weighted based on the total fair value of only the loan investments of the portfolio company. At September 30, 2006 and December 31, 2005, our investment portfolio was graded as follows:

	September 30, 2006				December 31, 2005
Grade	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Loans at Fair Value	Percentage of Total Loan Portfolio
4	$1,081,992	15.7%	$656,366	14.7%	$916,910	18.6%	$519,053	15.7%
3	5,368,836	78.1%	3,445,901	77.0%	3,578,268	72.4%	2,369,924	71.8%
2	287,509	4.2%	237,494	5.3%	336,791	6.8%	301,094	9.1%
1	140,527	2.0%	134,562	3.0%	110,601	2.2%	110,585	3.4%

	$6,878,864	100.0%	$4,474,323	100%	$4,942,570	100.0%	$3,300,656	100%

Weighted average grade	3.1		3.0		3.1		3.0

The amounts above include our investments in CMBS securities and do not include our investments for which we have only invested in the equity securities of the company and our CDO securities.

In the third quarter of 2006, eight portfolio companies were upgraded from a loan grade 3 to a loan grade 4 and one portfolio company was upgraded from a loan grade 1 to a loan grade 2, while seven portfolio companies were downgraded from a loan grade 4 to a loan grade 3 and five portfolio companies were downgraded from a loan grade 2 to a loan grade 1.

We stop accruing interest on investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation determined by us could have an effect on the amount of our loans on non-accrual status. As of September 30, 2006, loans on non-accrual status for eleven portfolio companies were $163,880, calculated as the cost plus unamortized OID, and had a fair value of $62,552. Loans with two of the eleven portfolio companies are grade 2 loans and loans with nine of the eleven portfolio companies are grade 1 loans. These loans include a total of $133,341 with PIK interest features. As of December 31, 2005, loans on non-accrual status for fourteen portfolio companies were $132,330, calculated as the cost plus unamortized OID, and had a fair value of $48,304. Loans with eight of the fourteen portfolio companies are grade 2 loans and loans with six of the fourteen portfolio companies are grade 1 loans. These loans include a total of $109,477 with PIK interest features.

As of September 30, 2006 and December 31, 2005, loans on accrual status, past due loans and loans on non-accrual status were as follows:

	Number of Portfolio Companies	September 30, 2006	Number of Portfolio Companies	December 31, 2005
Current	125	$4,198,442	111	$3,285,981

One Month Past Due		—		8,151
Two Months Past Due		—		11,026
Three Months Past Due		7,600		—
Greater than Three Months Past Due		12,437		34,498
Loans on Non-accrual Status		163,880		132,330

Subtotal	11	183,917	14	186,005

Total	136	$4,382,359	125	$3,471,986

Past Due and Non-accruing Loans as a Percent of Total Loans		4.2%		5.4%

The loan balances above reflect our cost of the debt, excluding CMBS securities, plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

In the third quarter of 2006, we recapitalized one portfolio company by contributing our subordinated debt with a cost basis and fair value of $21,634 into our existing common equity. Prior to the recapitalization, the subordinated notes were accruing loans.

In the third quarter of 2006, we recapitalized one portfolio company by exchanging our subordinated debt investment into convertible preferred stock and contributing our remaining subordinated debt investments into our existing common equity that had a total cost basis of $7,780 and a fair value of zero. Prior to the recapitalization, the subordinated notes were non-accruing loans.

In the third quarter of 2006, we recapitalized one portfolio company by exchanging our subordinated debt with a cost basis of $14,500 and a fair value of $1,596 into preferred and common equity. Prior to the recapitalization, the subordinated notes were non-accruing loans.

In the third quarter of 2006, we recapitalized one portfolio company by contributing our subordinated debt with a cost basis $18,981 and a fair value of zero into our existing common equity. Prior to the recapitalization, the subordinated notes were non-accruing loans.

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

We track our portfolio investments on a static-pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the latest twelve months ended September 30, 2006:

Static Pool
Portfolio Statistics (1) ($ in millions):	Pre-1999	1999	2000	2001	2002	2003	2004	2005	2006	Pre-1999 - 2006 Aggregate	2001 - 2006 Aggregate
Internal Rate of Return(2)	10.5%	8.4%	7.9%	21.6%	9.8%	23.9%	19.3%	19.0%	43.6%	16.2%	19.6%
Original Investments and Commitments	$380	$380	$395	$370	$943	$1,361	$2,243	$3,205	$2,601	$11,878	$10,723
Total Exits and Prepayments of Original Investments	$181	$203	$261	$266	$546	$813	$760	$550	$58	$3,638	$2,993
Total Interest, Dividends and Fees Collected	$146	$134	$113	$144	$252	$295	$326	$293	$140	$1,843	$1,450
Total Net Realized (Loss) Gain on Investments	$(29)	$(27)	$(38)	$41	$7	$154	$32	$5	$2	$147	$241
Current Cost of Investments	$143	$111	$142	$87	$370	$565	$1,335	$2,333	$2,298	$7,384	$6,988
Current Fair Value of Investments	$143	$74	$139	$67	$279	$596	$1,401	$2,436	$2,379	$7,514	$7,158
Net Unrealized Appreciation/(Depreciation)	$—	$(37)	$(3)	$(20)	$(91)	$31	$66	$103	$81	$130	$170
Non-Accruing Loans at Face	$—	$34	$—	$31	$42	$13	$5	$39	$—	$164	$130
Non-Accruing Loans at Fair Value	$—	$19	$—	$10	$9	$9	$—	$16	$—	$63	$44
Equity Interest at Fair Value(9)	$65	$10	$3	$33	$47	$248	$357	$1,229	$859	$2,851	$2,773
Debt to EBITDA(3)(4)(5)	4.7	5.5	6.0	4.1	7.0	5.4	4.6	4.5	5.2	5.0	5.0
Interest Coverage(3)(5)	2.0	2.0	2.1	2.5	1.4	1.7	2.2	2.3	1.7	2.0	2.0
Debt Service Coverage(3)(5)	2.0	1.4	1.9	1.5	1.1	1.4	1.8	1.7	1.9	1.7	1.7
Investment Grade(3)(10)	3.0	2.1	3.0	3.3	2.4	2.9	3.3	3.1	3.0	3.1	3.1
Average Age of Companies(5)	43 yrs	59 yrs	21 yrs	34 yrs	37 yrs	33 yrs	35 yrs	33 yrs	28 yrs	32 yrs	32 yrs
Ownership Percentage(9)	88%	70%	2%	62%	65%	74%	40%	62%	69%	60%	61%
Average Sales(5)(6)	$131	$86	$140	$170	$73	$126	$90	$108	$114	$108	$107
Average EBITDA(5)(7)	$8	$6	$55	$16	$11	$22	$22	$25	$20	$22	$22
Average EBITDA Margin(5)(7)	6.1%	7.0%	39.3%	9.4%	15.1%	17.5%	24.4%	23.1%	17.5%	20.4%	20.6%
Total Sales(5)(6)	$472	$418	$277	$1,748	$531	$1,919	$3,181	$3,872	$2,339	$14,757	$13,590
Total EBITDA(5)(7)	$36	$33	$83	$153	$57	$284	$656	$650	$471	$2,423	$2,271
% of Senior Loans(5)(8)	58%	32%	61%	25%	67%	53%	62%	40%	49%	51%	51%
% of Loans with Lien(5)(8)	63%	50%	78%	100%	98%	96%	86%	84%	79%	84%	85%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at current fair value.
(3)	These amounts do not include investments in which the American Capital owns only equity.
(4)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(5)	Excludes investments in commercial mortgage backed securities, collateralized debt obligations and ECAS.
(6)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(8)	As a percentage of American Capital’s total debt investments.
(9)	Excludes investments in commercial mortgage backed securities and collateralized debt obligations.
(10)	Excludes investments in collateralized debt obligations and ECAS.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Because we fund a portion of our investments with borrowings, our net increase in net assets from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. See footnote 12 to our consolidated financial statements for additional information on the accounting treatment of our interest rate derivative agreements.

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

Foreign Currency Risks

We have a limited amount of investments in portfolio companies, including ECAS Holding, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the nine months ended September 30, 2006, the foreign currency translation adjustment recorded in our consolidated statements of operations was unrealized appreciation of $14,175, primarily as a result of the Euro appreciating against the U.S. dollar.

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

American Capital, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the third quarter of 2006.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

*3.1.	American Capital Strategies, Ltd. Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on August 12, 1997 (File No. 333-29943), as amended by a certain Certificate of Amendment, incorporated herein by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 1999, filed March 29, 2000, as further amended by a Certificate of Amendment No. 2 in the form filed as Appendix I to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000 and as further amended by a Certificate of Amendment No. 3 dated as of May 4, 2004, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment to the Registration Statement on Form N-2 (File No. 333-113859), filed on May 6, 2004.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.3.	Indenture, between Wells Fargo Bank, National Association, as Indenture Trustee and ACAS Business Loan Trust 2004-1, as the Issuer, dated as of December 2, 2004, incorporated herein by reference to Exhibit 4.1 of Form 8-K dated December 8, 2004.

*4.4.	Indenture, by and between ACAS Business Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee, dated as of October 4, 2005, incorporated herein by reference to Exhibit 4.8 of Form 10-Q for the quarter ended September 30, 2005 (File No. 814-00149), filed November 9, 2005.

4.5.	Indenture, by and between ACAS Business Loan Trust 2006-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee, dated July 28, 2006.

10.1.	Amendment No. 2 to Third Amended and Restated Loan Funding and Servicing Agreement, dated as of August 7, 2006.

10.2.	Amended and Restated Trust Agreement by and among ACAS Business Loan LLC, 2006-1, as the Trust Depositor, M&T Trust Company of Delaware, as the Owner Trustee, Certificate Registrar, and Paying Agent, and American Capital Strategies, Ltd., as the Servicer, dated July 28, 2006.

10.3.	ACAS Transfer Agreement between American Capital Strategies, Ltd., as the Originator, and ACAS Business Loan LLC, 2006-1, as the Trust Depositor, dated July 28, 2006.

10.4.	Transfer and Servicing Agreement by and among ACAS Business Loan Trust 2006-1, as the Issuer, ACAS Business Loan LLC, 2006-1, as the Trust Depositor, American Capital Strategies, Ltd., as the Originator and Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and the Backup Servicer, dated July 28, 2006.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Senior Vice President, Accounting and Reporting

Date: November 9, 2006