Form 10-K
period 2006-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2007-03-01
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00149

AMERICAN CAPITAL STRATEGIES, LTD.

Delaware	52-1451377
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center

14th Floor

Bethesda, Maryland 20814

(Address of principal executive offices)

(301) 951-6122

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

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

As of June 30, 2006, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $4.6 billion based upon a closing price of the Registrant’s common stock of $33.48 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of January 31, 2007, there were 153,162,889 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERICAN CAPITAL STRATEGIES, LTD.

PART I

Item 1. Business

General

American Capital Strategies, Ltd. (which is referred throughout this report as “American Capital”, “we” and “us”) is the largest business development company (“BDC”) and is the second largest U.S. publicly traded alternative asset manager. We, both directly and through our global asset management business, are an investor in management and employee buyouts, private equity buyouts and early stage and mature private and public companies. Our primary business objectives are to increase our taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of private and public companies with attractive current yields and/or potential for equity appreciation and realized gains and by investing in our alternative asset manager business. Our business consists of two primary segments—our investment portfolio and our alternative asset management business.

American Capital Fund

American Capital is a Delaware corporation, which was incorporated in 1986. On August 29, 1997, we completed an initial public offering (“IPO”) of our common stock and became a non-diversified, closed end investment company and have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). On October 1, 1997, we began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, we are not subject to federal income tax on the portion of our taxable income and capital gains we distribute to our stockholders.

American Capital provides investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We invest in and sponsor management and employee buyouts, invest in private equity sponsored buyouts and provide capital directly to early stage and mature private and small public companies. In addition, we invest in commercial mortgage backed securities (“CMBS”) and collateralized debt obligation (“CDO”) securities and invest in investment funds managed by us. We invest primarily in senior and mezzanine (subordinated) debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. Our ability to fund the entire capital structure is an advantage in completing many middle market transactions. Currently, we will invest up to $750 million in a single middle market transaction in North America. Our largest investment at cost as of December 31, 2006, excluding investment funds, was $247 million. Our largest investment in an investment fund at cost as of December 31, 2006, was $654 million. As of December 31, 2006, our average investment size, at fair value, was $43 million, or 0.5% of total assets.

Historically, a majority of our financings have been to assist in the funding of change of control management buyouts, and we expect that trend to continue. Capital that we provide directly to private and small public companies is used for growth, acquisitions or recapitalizations. From our IPO in 1997, through December 31, 2006, we invested over $3 billion in equity securities and over $10 billion in debt securities of middle market companies as well as CMBS and CDO securities, including approximately $446 million in funds committed but undrawn under credit facilities and equity commitments. Our loans typically range from $5 million to $100 million, mature in five to ten years, and require monthly or quarterly interest payments at fixed rates or variable rates generally based on the London Interbank offered rate (“LIBOR”) rate, plus a margin. We price our debt and equity investments based on our analysis of each transaction. As of December 31, 2006, the weighted average effective interest rate on our debt securities was 12.3%.

We will invest in the equity capital of portfolio companies that we purchase through an American Capital sponsored buyout. We also may acquire minority equity interests in the companies from which we have provided debt financing with the goal of enhancing our overall return. As of December 31, 2006, we had a fully-diluted weighted average ownership interest of 41% in our private finance portfolio companies with a total equity investment at fair value of over $2.8 billion.

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

The opportunity to be repaid or exit our investments may occur if a portfolio company refinances our loans, is sold in a change of control transaction, sells its equity in a public offering or if we exercise our put rights. Since our IPO in 1997, through December 31, 2006, we have realized $635 million in gross realized gains and $420 million in gross realized losses resulting in $215 million in cumulative net gains, excluding net losses attributable to periodic interest settlements of interest rate swap agreements and taxes on net gains. We have had 164 exits and repayments of over $4.7 billion of our originally invested capital, representing 35% of our total capital committed since our IPO, earning a 17% compounded annual return on these investments from the interest, dividends and fees over the life of the investments.

As a BDC, we are required by law to make significant managerial assistance available to certain of our portfolio companies. Such assistance typically involves closely monitoring its operations, advising the portfolio company’s board on matters such as the business plan and the hiring and termination of senior management, providing financial guidance and participating on a portfolio company’s board of directors. As of December 31, 2006, we had board seats at 95 out of 188 portfolio companies and had board observation rights on 32 of our remaining portfolio companies. We also have an operations team, including ex-CEOs with significant turnaround and bankruptcy experience, which provides intensive operational and managerial assistance. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

We also invest in non-investment grade tranches of CMBS and CDO securities, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”). Non-investment grade CMBS and CDO securities have a higher risk of loss but usually provide a higher yield than do investment grade securities. Through December 31, 2006, we had made $494 million and $192 million of CMBS and CDO investments, respectively.

Public Manager of Funds of Alternative Assets

We are a leading global alternative asset manager with $9.8 billion in assets under management as of December 31, 2006, including $2.5 billion under management of third party funds. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we have successfully launched our initiative to be a publicly traded alternative asset manager of additional third party funds. During 2005 and 2006, we launched our first three alternative asset funds in addition to American Capital—European Capital Limited (“ECAS”), American Capital Equity I, LLC (“ACE I”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO”). We manage these funds either through consolidated operating subsidiaries or wholly-owned portfolio companies. We refer to the asset management business throughout this report to include both the asset management conducted by both our consolidated operating subsidiaries and our wholly-owned asset management portfolio companies.

Through our asset management business, we earn base management fees based on the size of our funds and incentive income based on the performance of our funds. In addition, we may invest directly into our alternative asset funds and earn investment income from our principal investments in those funds. We intend to grow our existing funds, while continuing to create innovative products to meet the increasing demand of sophisticated investors for superior risk-adjusted investment returns.

We expect to continue to develop our asset management business as a publicly traded manager of funds of alternative assets. Our corporate development team and marketing department conduct market research and due diligence to identify industry and geographic sectors of alternative assets that have attractive investment attributes and where we can create an alternative asset fund with attractive return prospects. In addition to alternative asset funds focused on a specific industry or geographic location, we will also identify potential alternative asset funds that will investment in a specific security type such as first lien debt, second lien debt, real estate loans or equity securities. As particular funds are selected, we hire investment professionals with experience in the proposed asset class for the alternative asset fund. American Capital may make initial investments directly in the assets of a proposed alternative asset fund. Those assets may either be sold or contributed to the proposed alternative asset fund upon formation of the fund. It is expected that separate alternative asset funds would then be established, which would raise capital, a portion of which could be funded by us. We would expect to enter into asset management agreements with the alternative asset fund either by a wholly-owned consolidated operating subsidiary or a wholly-owned portfolio company. The following additional alternative asset funds are in various stages of development as of December 31, 2006:

•	American Capital Real Estate

•	European Capital Equity I

•	American Capital Equity II

•	American Capital Financial

•	American Capital Special Situations

•	American Capital Energy

•	American Capital Technology

We expect to continue developing the alternative asset funds listed above in 2007 and 2008. We also have identified other alternative asset funds to develop that we will begin the early stages of development in 2007.

We have established an extensive referral network comprised of investment bankers, private equity and mezzanine funds, commercial bankers and business and financial brokers. We have a marketing department dedicated to maintaining contact with members of the referral network and receiving opportunities for us to consider. Our marketing department has developed an extensive proprietary database of reported middle market transactions. Based on the data we have gathered, we believe that the middle market is highly fragmented and we are the leader in the market with a 3% market share. According to our data, no other competitor had more than a 2% market share. Based on our data, more than two hundred firms did not close a transaction during 2006 and approximately 45% of the transactions that closed were closed by firms that only completed one or two transactions during 2006. Our marketing department and our various offices received information concerning several thousand transactions for consideration. Most of those transactions did not meet our criteria for initial consideration, but the opportunities that met those criteria were directed to our principals for further review and consideration. We have also developed an internet website that provides an efficient tool to businesses for learning about American Capital and our capabilities.

Corporate Information

Our executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814 and our telephone number is (301) 951-6122. In addition to our executive offices, we maintain offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, Dallas, Palo Alto, London and Paris.

Our corporate website is located at www.AmericanCapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

Operating History. We generally focus on middle market companies that have been in business over 10 years and have an attractive operating history, including generating positive cash flow. We generally target companies with significant market share in their products or services relative to their competitors. In addition, we consider factors such as customer concentration, performance during recessionary periods, competitive environment and ability to sustain margins. As of December 31, 2006, our current portfolio companies had an average age of 33 years with 2006 average sales of $132 million and 2006 average adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $24 million.

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

CMBS and CDO Criteria. We receive extensive underwriting information regarding the mortgage loans and other securities comprising a CMBS or CDO pool from the issuer. We then work with the issuer, the investment bank, and the rating agencies to underwrite the collateral securing our investment. For instance, when we re-underwrite the underlying commercial mortgage loans securing a CMBS transaction, we visit the underlying property, analyze the estimate of cash flow and debt service coverage, assess the collateral value and loan-to-value ratios, and review the loan documents and third party reports such as appraisals and environmental reports. We study the local real estate market trends and form an opinion as to whether the loan as originally underwritten by the issuer is sound. Based on the findings of our diligence procedures, we may reject certain mortgage loans from inclusion in the pool.

American Capital Investment Portfolio

We generally invest in domestic, privately-held middle market companies; however, we also invest in portfolio companies that have securities registered under the Securities Act of 1933, as amended (the “Securities Act”), or in securities of foreign issuers. Also, an existing portfolio company may undergo a public offering and register its securities under the Securities Act, subsequent to our initial investment. Our investments in middle market companies are generally in senior and subordinated debt and in preferred and common equity securities. We also invest in unrated bonds and equity tranches of CMBS and CDOs. We maintain a diversified investment portfolio, investing in a broad range of industries as well as limiting the amount of our investment concentration in any one portfolio company. As of December 31, 2006, we had investments in 188 portfolio companies.

The composition summaries of our investment portfolio as of December 31, 2006 and 2005 at cost and fair value as a percentage of total investments, excluding derivative agreements, are shown in the following table:

	December 31, 2006	December 31, 2005
COST
Senior debt	32.8%	29.3%
Subordinated debt	28.2%	36.9%
Preferred equity	15.1%	17.1%
Common equity	12.5%	9.7%
CMBS & CDO securities	8.5%	2.2%
Equity warrants	2.9%	4.8%

	December 31, 2006	December 31, 2005
FAIR VALUE
Senior debt	31.1%	29.5%
Subordinated debt	26.3%	35.2%
Preferred equity	15.2%	15.2%
Common equity	15.1%	12.0%
CMBS & CDO securities	8.3%	2.3%
Equity warrants	4.0%	5.8%

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments, excluding derivative agreements:

	December 31, 2006	December 31, 2005
COST
Commercial Services & Supplies	14.3%	12.9%
Diversified Financial Services	13.2%	6.5%
Real Estate	6.6%	1.6%
Healthcare Providers & Services	6.1%	2.1%
Food Products	5.8%	6.0%
Healthcare Equipment & Supplies	4.7%	3.8%
Electrical Equipment	4.2%	7.4%
Diversified Consumer Services	4.0%	—
Construction & Engineering	3.9%	3.7%
Containers & Packaging	3.8%	7.2%
Auto Components	3.8%	5.0%
Household Durables	3.7%	1.7%
Leisure Equipment & Products	3.1%	6.1%
Building Products	2.8%	6.1%
Internet & Catalog Retail	2.8%	2.1%
IT Services	1.7%	2.5%
Software	1.6%	2.5%
Pharmaceuticals	1.5%	—
Energy Equipment & Services	1.5%	0.4%
Oil, Gas & Consumable Fuels	1.5%	—
Textiles, Apparel & Luxury Goods	1.2%	2.9%
Computers & Peripherals	1.2%	2.1%
Personal Products	1.2%	1.8%
Electronic Equipment & Instruments	0.8%	3.1%

	December 31, 2006	December 31, 2005
Construction Materials	0.8%	1.5%
Road & Rail	0.7%	1.7%
Distributors	0.6%	1.0%
Machinery	0.5%	3.2%
Diversified Telecommunication Services	0.5%	—
Chemicals	0.4%	2.5%
Household Products	0.4%	0.7%
Media	0.4%	0.5%
Aerospace & Defense	0.1%	1.1%
Other	0.6%	0.3%

	December 31, 2006	December 31, 2005
FAIR VALUE
Commercial Services & Supplies	14.6%	14.4%
Diversified Financial Services	14.3%	6.5%
Real Estate	6.4%	1.6%
Healthcare Providers & Services	6.0%	1.9%
Food Products	5.2%	5.4%
Electrical Equipment	5.0%	7.3%
Healthcare Equipment & Supplies	4.9%	4.0%
Diversified Consumer Services	4.1%	—
Containers & Packaging	4.0%	7.2%
Construction & Engineering	3.8%	3.8%
Auto Components	3.6%	5.5%
Household Durables	3.0%	1.7%
Building Products	2.7%	5.7%
Internet & Catalog Retail	2.7%	2.1%
Oil, Gas & Consumable Fuels	2.7%	—
Leisure Equipment & Products	2.5%	5.7%
Energy Equipment & Services	1.8%	0.4%
IT Services	1.7%	2.6%
Software	1.6%	2.5%
Computers & Peripherals	1.4%	1.8%
Pharmaceuticals	1.3%	—
Textiles, Apparel & Luxury Goods	0.9%	3.1%
Electronic Equipment & Instruments	0.8%	3.8%
Distributors	0.6%	1.0%
Diversified Telecommunication Services	0.6%	—
Personal Products	0.5%	1.0%
Road & Rail	0.4%	1.4%
Construction Materials	0.4%	1.4%
Machinery	0.4%	2.5%
Media	0.4%	0.5%
Aerospace & Defense	0.4%	1.1%
Household Products	0.3%	0.8%
Chemicals	0.2%	2.7%
Other	0.8%	0.6%

The following table shows the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding CDOs, CMBS and derivative agreements. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2006	December 31, 2005
COST
Southwest	25.3%	22.7%
Southeast	18.1%	14.9%
Mid-Atlantic	17.3%	21.2%
International	11.0%	7.9%
Northeast	10.9%	13.3%
South-Central	9.6%	6.0%
North-Central	7.1%	13.2%
Northwest	0.7%	0.8%

	December 31, 2006	December 31, 2005
FAIR VALUE
Southwest	24.2%	21.6%
Mid-Atlantic	17.8%	22.6%
Southeast	17.4%	14.7%
International	11.7%	7.3%
South-Central	10.7%	5.2%
Northeast	10.2%	13.1%
North-Central	7.4%	14.7%
Northwest	0.6%	0.8%

The following table summarizes our unrealized appreciation, depreciation, gains and losses on our investments for the year ended December 31, 2006 and for the period from our IPO of August 29, 1997 through December 31, 2006 (in millions):

	Year Ended December 31, 2006	For period from IPO through December 31, 2006
Gross unrealized appreciation of portfolio company investments	$785	$620
Gross unrealized depreciation of portfolio company investments	(381)	(377)

Subtotal	404	243
Net realized gains of portfolio company investments	175	215
Reversal of prior period net unrealized appreciation upon a realization	(128)	—

Subtotal	451	458
Net unrealized (depreciation) appreciation of interest rate derivatives	(11)	5
Net unrealized appreciation for foreign currency translation	32	32
Net realized gain (loss) of interest rate derivatives	15	(12)
Taxes on realized gains	(17)	(17)

Total net gain on investments	$470	$466

Assets under Management Investment Portfolio

We are a leading global alternative asset manager. Currently, through our asset management business, we will invest up to $750 million in a single middle market transaction in North America and up to €400 million in Europe. As of December 31, 2006 and 2005, our assets at fair value under management were as follows (in millions):

	December 31, 2006	December 31, 2005
American Capital Strategies, Ltd. (1)	$7,305	$4,923
European Capital Limited	1,423	213
American Capital Equity I, LLC	803	—
ACAS CLO 2007-1, Ltd.	268	—

Total	$9,799	$5,136

(1)	Excludes our 2006 and 2005 investment in ECAS of $751 million and $178 million, respectively.

During 2005, we launched our first alternative asset fund in addition to American Capital—ECAS, a company incorporated in Guernsey. ECAS is a private equity fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. ECAS has €750 million of equity commitments that were fully funded as of December 31, 2006 and has a €900 million multi-currency revolving secured credit facility. We provided €521 million of the equity commitments and third party institutional investors provided the €229 million of remaining equity commitments.

Our wholly-owned consolidated operating subsidiary, European Capital Financial Services (Guernsey) Limited (“ECFS”) manages ECAS for a management fee equal to 1.25% of the greater of ECAS’ weighted average gross assets or €750 million. In addition, ECAS reimburses ECFS for all costs and expenses incurred by ECFS during the term of the agreement. Also pursuant to the investment management agreement, ECFS received 18.75 million warrants to purchase preferred shares of ECAS representing 20% of ECAS’ preferred shares on a fully-diluted basis. The initial exercise price of the warrants is €10 per share, which is the same per share price that the original investors purchased their preferred shares in the initial offering. The per share exercise price on the warrants has been reduced by dividends declared on the preferred shares and will be reduced to reflect the amount of any future dividends on the preferred shares. In the event that ECAS issues additional preferred shares, ECFS will receive additional warrants to purchase preferred shares in ECAS so that at all times the warrants issued to ECFS as manager are not less than 20% of ECAS’ preferred shares on a fully-diluted basis. In the event that ECAS undertakes an initial public offering and legal requirements effectively prevent ECAS from being able to issue additional warrants to ECFS, then ECAS will pay ECFS an incentive management fee in cash. The incentive management fee would be subject to a cumulative hurdle rate of 2% per quarter of ECAS’ pre-incentive fee net income as a return on quarterly average net asset value, determined on a cumulative basis through the end of quarter. The incentive management fee, if any, would be earned and payable as follows: (i) no incentive management fee in any calendar quarter in which ECAS’ pre-incentive fee net income does not exceed the cumulative hurdle rate or (ii) 100% of the amount of ECAS’ pre-incentive management fee net income, if any, that exceeds the cumulative hurdle rate but is less than 2.5% per quarter, plus 20% of the amount of ECAS’ pre-incentive fee net income, if any, that is equal to or exceeds 2.5%.

As of December 31, 2006, ECAS has made forty investments totaling approximately $1.8 billion. As of December 31, 2006, ECFS has opened offices in London and Paris and hired staff of 54 investment professionals and support personnel.

ACE I is a newly established private equity fund with $1 billion of equity commitments. On October 1, 2006, we entered into a purchase and sale agreement with ACE I for the sale of approximately 30% of our equity investments (other than warrants issued with debt investments) in 96 portfolio companies for $671 million. ACE I will co-invest with American Capital in an amount equal to 30% of our future equity investments until the

$329 million remaining commitment is exhausted. As of December 31, 2006, ACE I had $243 million of unfunded equity commitments outstanding. American Capital Equity Management LLC (“ACEM”), a wholly-owned portfolio company, manages ACE I in exchange for a 2% annual management fee on the net cost basis of ACE I and a 10% to 30% carried interest in the net profits of ACE I, subject to certain hurdles. Subsequent to its initial purchase of $671 million of investments from American Capital, ACE I made investments totaling $86 million through December 31, 2006.

ACAS CLO is a fund that is in a “warehouse” stage as of December 31, 2006, that invests in middle market senior loans. It is expected to complete a securitization at either the end of the first quarter or beginning of the second quarter of 2007. American Capital Asset Management, LLC (“ACAM”), a wholly-owned portfolio company, is the manager of ACAS CLO during the “warehouse” stage. We expect ACAM to be appointed as the manager of ACAS CLO post-securitization. The fees earned by ACAM during the warehouse stage are not significant. We may invest in the non-rated equity tranche of ACAS CLO upon its securitization.

We consolidate a controlled company that manages a fund if it is determined that all or substantially all of the services being provided to the fund are also being indirectly provided to American Capital through our ownership interest in the fund. We do not consolidate a controlled company that manages a fund if it does not provide all or substantially all of its services directly or indirectly to American Capital. If we have wholly-owned management portfolio companies, we would expect that these portfolio companies would pay dividends to us each quarter to the extent of their earnings, if any. Our wholly-owned management portfolio companies do not have employees. American Capital employees provide the services to these wholly-owned management portfolio companies to enable them to carry out their asset management responsibilities in return for a fee based on the cost of the services provided.

The following table sets forth certain information with respect to our funds under management as of December 31, 2006.

	American Capital	ECAS	ACE I	ACAS CLO
Fund type	Public Alternative Asset Manager and Fund	Private Fund	Private Fund	Private Fund

Established	1986	2005	2006	2006

Assets under management	$7.3 Billion(1)	$1.4 Billion	$0.8 Billion	$0.3 Billion

Investment types	Senior & Subordinated Debt, Equity, CMBS and CDO	Senior & Subordinated Debt and Equity	Equity	Senior Debt

Capital type	Permanent	Permanent	Finite Life	Finite Life

(1)	Excludes our investment in ECAS of $751 million.

Operations

Marketing, Origination and Approval Process: To source buyout and financing opportunities, we have a dedicated marketing department, which targets an extensive referral network comprised of investment banks, private equity and mezzanine funds, commercial banks, and business and financial brokers. Our marketing department developed and maintains an extensive proprietary database of reported middle market transactions, which enables us to monitor and evaluate the middle market investing environment. Our financial professionals review thousands of financing memorandums and private placement memorandums sourced from this extensive referral network in search of potential buyout or financing opportunities. Those that pass an initial screen are then evaluated by a team led by one of our financial principals. The financial principal and his or her team, with the assistance from our Financial Accounting and Compliance Team (“FACT”) and our operations team, along with the oversight of our investment committee, are responsible for structuring, negotiating, pricing and closing the transaction.

As of December 31, 2006, we have a group of 267 professionals actively engaged in the origination and approval process of our investing activities, including our 182-member investment team (“Investment Team”), our 25-member operations team (“Operations Team”) and our 60-member FACT group. Our Operations Team assists in initial operational due diligence in addition to providing managerial assistance to portfolio companies, particularly those that are underperforming. FACT is our team of certified public accountants and valuation and accounting professionals, who assist in initial accounting due diligence of prospective portfolio companies, portfolio monitoring and quarterly valuations of our portfolio assets. Our Investment Team along with our Operations Team and FACT conduct extensive due diligence of each target company that passes the initial screening process. This includes one or more on-site visits, a review of the target company’s historical and prospective financial information, identifying and confirming pro-forma financial adjustments, interviews with and assessments of management, employees, customers and vendors, review of the adequacy of the target company’s systems, background investigations of senior management and research on the target company’s products, services and industry. We often engage professionals such as environmental consulting firms, accounting firms, law firms, risk management companies and management consulting firms with relevant industry expertise to perform elements of the due diligence.

Upon completion of our due diligence, our Investment Team, FACT and Operations Team as well as any consulting firms prepare and present an extensive investment committee report containing the due diligence information to our investment committee for review. Our investment committee, which includes various of our senior officers depending on the nature of the proposed investment generally must approve each investment. Investments exceeding a certain size or meeting certain other criteria must also be approved by our Board of Directors. Our investment committee is supported by a dedicated staff that focuses on the due diligence and other research done with regard to each proposed investment.

Portfolio Management: In addition to the extensive due diligence at the time of the original investment decision, we seek to preserve and enhance the performance of our portfolio companies under management through our active involvement with the portfolio companies. Also as a BDC, we are required by law to offer significant managerial assistance to certain of our portfolio companies. This generally includes attendance at portfolio company board meetings, management consultation and monitoring of the financial performance including covenant compliance. Our Investment Team and FACT regularly review portfolio company monthly financial statements to assess performance and trends, periodically conduct on-site financial and operational reviews and evaluate industry and economic issues that may affect the portfolio company.

Operations Team: The Operations Team is led by a managing director and includes seasoned ex-senior managers with extensive operational experience and accounting and financial professionals, who generally work with our portfolio companies that are under performing. Portfolio companies that are performing below plan generally require more extensive assistance with enhancing their business plans, marketing strategies, product positioning, evaluating cost structures and recruiting management personnel. The Operations Team works closely with the portfolio company and, in certain instances, members of the Operations Team will assist the portfolio company with day-to-day operations.

Finance and Treasury Group: Our Finance and Treasury Group, which had 39 employees as of December 31, 2006, is principally responsible for raising debt and equity capital to fund our investments. Through December 31, 2006, we had completed 24 follow-on equity offerings since our IPO. With regard to debt financing, this group had primary responsibility for initiating and administering our eight term debt securitizations of loan and debt investments and our various other revolving and term debt facilities. In addition, our Finance and Treasury Group is responsible for investor relations and financial planning and budgeting.

Syndications Team: Our six-person Syndications Team is responsible for arranging syndications of senior debt of our portfolio companies either at closing or subsequent to the closing of a senior financing transaction. They perform a variety of functions relating to the marketing and completing of such transactions.

Financial Accounting and Reporting Staff: Our Financial and Reporting Staff, which had 50 employees as of December 31, 2006, is responsible for the accounting of our financial performance, including financial reporting to our stockholders and regulatory bodies. Among its tasks are loan and investment accounting and billing, accounts payable, tax compliance and controller functions.

Legal, Compliance and Internal Audit Staffs: Our Legal Department provides extensive legal support to our capital raising and investing activities, is involved in our stockholder and regulatory reporting and manages the outside law firms that provide transactional, litigation and regulatory services to us. We also have an internal audit function, which reports directly to the Audit and Compliance Committee of our Board of Directors. In addition, as required by the Securities and Exchange Commission, or SEC, we have appointed a chief compliance officer, who is responsible for administering our code of ethics and conduct and our legal compliance activities. As of December 31, 2006, a total of 26 employees worked on these staffs.

Human Resource Department: Our Human Resources Department, which had 20 employees as of December 31, 2006, assists in recruiting, hiring, reviewing and establishing and administering compensation programs for our employees. In addition, the Human Resources Department is available to the Investment Team and the Operations Group to assist with executive management and other human resources issues at portfolio companies.

Information Technology Department: Our Information Technology Department, which had 28 employees as of December 31, 2006, assists in implementing and maintaining communication and technological resources for our operations.

Corporate Development Staff: Our Corporate Development Staff is responsible for researching and developing acquisition opportunities and new business initiatives, including developing new alternative asset funds.

Portfolio Valuation

FACT, with the assistance of our Investment Team, and subject to the oversight of senior management and the Audit and Compliance Committee, prepares a quarterly valuation of each of our portfolio company investments. Our Board of Directors approves our portfolio valuations as required by the 1940 Act. We have also engaged the independent financial advisory firm of Houlihan Lokey Howard & Zukin Financial Advisory, Inc. to assist in this process by reviewing each quarter a selection of our portfolio companies and to report their conclusions to the Audit and Compliance Committee. Annually, Houlihan Lokey reviews all of the portfolio companies that have been portfolio companies for at least one year and that have a fair value in excess of $10 million. For more information regarding our portfolio valuation policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

Employees

As of December 31, 2006, we had 484 employees. We believe that our relations with our employees are excellent.

Business Development Company Requirements

Qualifying Assets

As a business development company, we may not acquire any asset other than qualifying assets, as defined by the 1940 Act (“Qualifying Assets”), unless, at the time the acquisition is made, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are the following:

•	securities purchased in transactions not involving any public offering from:

a)	an issuer that (i) is organized and has its principal place of business in the United States, (ii) is not an investment company other than a small business investment company wholly owned by the business development company, and (iii) does not have any class of securities listed on a national securities exchange; or

b)	an issuer that satisfies the criteria set forth in clauses (a) (i) and (ii) above but not clause (a)(iii), so long as, at the time of purchase, we own at least 50% of (i) the greatest amount of equity securities of the issuer, including securities convertible into such securities and (ii) the greatest amount of certain debt securities of such issuer, held by us at any point in time during the period when such issuer was an eligible portfolio company, except that options, warrants, and similar securities which have by their terms expired and debt securities which have been converted, or repaid or prepaid in the ordinary course of business or incident to a public offering of securities of such issuer, shall not be considered to have been held by us, and we are one of the 20 largest holders of record of such issuer’s outstanding voting securities;

•	securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

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

Leverage

For the purpose of making investments and to take advantage of favorable interest rates, we have issued, and intend to continue to issue, senior debt securities and other evidences of indebtedness, up to the maximum amount permitted by the 1940 Act, which currently permits us, as a BDC, to issue senior debt securities and preferred stock, together defined as senior securities in the 1940 Act, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, we are exposed to the risks of leverage. Although we have no current intention to do so, we have retained the right to issue preferred stock. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes. As of December 31, 2006, our asset coverage was 211%.

Regulated Investment Company Requirements

We operate so as to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). If we qualify as a regulated investment company and annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and capital gains we distribute to our shareholders. Taxable income generally differs from net income as defined by generally accepted accounting principles due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

Generally, in order to maintain our status as a regulated investment company, we must: a) continue to qualify as a business development company; b) distribute to our shareholders in a timely manner, at least 90% of our investment company taxable income, as defined by the Code; c) derive in each taxable year at least 90% of our gross investment company income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to our business of investing in such stock or securities as defined by the Internal Revenue Code; and d) meet investment diversification requirements. The diversification requirements generally require us at the end of each quarter of the taxable year to have (i) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other regulated investment companies and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

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

Our wholly-owned consolidated subsidiaries, American Capital Financial Services, Inc. (“ACFS”) and ECFS, are corporations subject to corporate level federal, state or other local income tax in their respective tax jurisdictions.

Investment Objectives

Our primary business objectives as a BDC are to increase our taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. Our investment objectives provide that:

•

We will at all times conduct our business so as to retain our status as a BDC. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC) if after giving effect to such acquisition the value of our qualifying assets amounts to less than 70% of the value of our total assets. For a summary definition of qualifying assets, see “Business Development Company Requirements.” We believe most of the securities we will acquire (provided that we control, or through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets. Securities of public companies, other than OTC and pink sheet stocks, on the other hand, are generally not qualifying assets unless they were acquired in a distribution, in exchange for or upon the exercise of a right relating to securities that were qualifying assets.

•

We may invest up to 100% of our assets in securities acquired directly from issuers in privately-negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. We may invest up to 50% of our assets to acquire securities of issuers for the purpose of acquiring control (up to 100% of the voting securities) of such issuers. We will not concentrate our investments in any particular industry or group of industries. Therefore, we will not acquire any securities (except upon the exercise of a right related to previously acquired securities) if, as a result, 25% or more of the value of our total assets consists of securities of companies in the same industry.

•

We may issue senior securities to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary or emergency purposes. As a BDC, we may issue senior securities up to an amount so that the asset coverage, as defined in the 1940 Act, is at least 200% immediately after each issuance of senior securities.

•

We will not (a) act as an underwriter of securities of other issuers (except to the extent that we may (i) be deemed an “underwriter” of securities purchased by us that must be registered under the Securities Act before they may be offered or sold to the public or (ii) underwrite securities to be distributed to or purchased by stockholders of us in connection with offerings of securities by companies in which we are a stockholder); (b) sell securities short (except with regard to managing risks associated with publicly traded securities issued by portfolio companies); (c) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (d) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, or (ii) with regard to managing risks associated with publicly traded securities issued by portfolio companies); (e) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations); or (f) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in any securities issued by, any other investment company (as defined in the 1940 Act), except as they may be acquired as part of a merger, consolidation or acquisition of assets. With regard to that portion of our investments in securities issued by other investment companies it should be noted that such investments may subject our shareholders to additional expenses.

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

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment.

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

Our senior loans generally are secured by the assets of our borrowers. Our subordinated loans may or may not be secured by the assets of the borrower; however if a subordinated loan is secured, our rights to payment and our security interest are usually subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect our loans and to recover any of the loan balance through a foreclosure of collateral.

There is uncertainty regarding the value of our privately held securities

All or substantially all of our portfolio securities are not publicly traded. We value these securities based on a determination of their fair value made in good faith by our Board of Directors. Due to the uncertainty inherent in valuing securities that are not publicly traded, as set forth in our financial statements, our determinations of fair value may differ materially from the values that would exist if a ready market for these securities existed. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of interest income recognition. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that would exist if a ready market existed for these securities.

We have a limited operating and investment history in certain segments of our business

Since our IPO in 1997, we have primarily been an investor in domestic, privately-held middle market companies, which we consider to be companies with sales between $10 million and $750 million. We have begun, or have announced plans to begin, investing in other investment categories, including CMBS, CDOs, earlier stage technology companies, special situation companies and, through our investment in ECAS, in European-based businesses. We have limited or no operating history in making such investments. We have also begun, or announced plans to begin, our new business of managing other alternative asset funds in addition to the investments on our balance sheet. We are conducting this business through either consolidated operating subsidiaries or newly created wholly-owned portfolio companies. There can be no assurances that these new business initiatives will be profitable in future periods, nor can we offer investors any assurances that we will successfully implement these new strategies.

Investment in non-investment grade commercial mortgage-backed securities and collateralized debt obligations may be illiquid, may have a higher risk of default, and may not produce current returns

The CMBS and CDO securities in which we invest are not investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Non-investment grade CMBS and CDO bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value. Non-investment grade securities usually provide a higher yield than do investment grade securities, but with the higher return comes greater risk of default. In addition, the fair value of these securities may change as interest rates change over time. Economic recessions or downturns may cause defaults or losses on collateral securities to increase. Non-investment grade securities are considered speculative, and their capacity to pay principle and interest in accordance with the terms of their issue is not ensured.

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

A failure to renew our existing credit facilities, to continue short-term financings, to increase our capacity under our existing facilities, to sell additional term debt notes or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations. See the description of the term debt notes and the debt facilities under “Management’s Discussion and Analysis of Financial Condition And Results of Operations—Financial Condition, Liquidity and Capital Resources.”

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate 6.28% for the year ended December 31, 2006, and assuming hypothetical annual returns on our portfolio of minus 15 to plus 15 percent. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	–15.0%	–10.0%	–5.0%	—	5.0%	10.0%	15.0%
Corresponding Return to Common Stockholders(2)	–34.8%	–25.4%	–15.9%	–6.5%	2.9%	12.3%	21.7%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “Corresponding Return to Common Stockholders.”

Because we are subject to regulatory restrictions on the amount of debt we can issue, we are dependent on the issuance of equity as a financing source. We are restricted to issuing equity at prices equal to or above our net asset value at the time of issuance. There can be no assurances that we can issue equity when necessary. If additional funds are raised through the issuance of our common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time would decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable than those of our common stock.

A change in interest rates may adversely affect our profitability

Because we fund a portion of our investments with borrowings, our profitability is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We also enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations.

An increase in interest rates could reduce the spread between the rate at which we invest and the rate at which we borrow, and thus, adversely affect our profitability, if we have not appropriately match-funded our liabilities and assets or hedged against such event. Alternatively, our interest rate hedging activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, a change in interest rates could also have an impact on the fair value of our interest rate swap agreements that could result in the recording of unrealized appreciation or depreciation in future periods. For example, a decline, or a flattening, of the forward interest rate yield curve will typically result in the recording of unrealized depreciation of our interest rate swap agreements. Therefore, adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk” and Note 12 to our consolidated financial statements for additional information on interest rate swap agreements.

A change in foreign exchange rates may adversely affect our profitability

We may invest in debt securities that are denominated in currencies other than the U.S. dollar. In addition, we may invest in the equity of portfolio companies whose functional currency is not the U.S. dollar. Our domestic portfolio companies may also transact a significant amount of business in foreign countries and therefore their profitability may be impacted by changes in foreign currency exchange rates. The functional currency of our portfolio company ECAS is the Euro, and ECAS has investments in other European currencies, including the British Pound. An adverse change in foreign currency exchange rates may have a material adverse impact on our business, financial condition and results of operations.

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

Our debt facilities impose certain limitations on us

We have two revolving credit facilities, one of which is a commercial paper conduit securitization facility (the “AFT I Facility”) and the other of which is an unsecured revolving line of credit (the “Revolving Facility”). Collectively, the AFT I Facility and Revolving Facility are referred to as the Debt Facilities.

Our AFT I Facility is a line of credit administered by Wachovia Capital Markets, LLC that currently has an aggregate commitment of $1.3 billion as of December 31, 2006. Our AFT I Facility is secured by loans to our portfolio companies, which have been contributed to a separate affiliated trust. This affiliated trust is consolidated in our financial statements. While we have not guaranteed the repayment of the AFT I Facility, we must repurchase the loans if certain representations are breached. The AFT I Facility contains customary default provisions, as well as the following default provisions: a cross-default on our debt of $2.5 billion or more, a minimum net worth requirement of $1 billion plus seventy-five percent (75%) of any new equity and subordinated debt and a default triggered by a change of control.

Our Revolving Facility is a $900 million unsecured revolving line of credit administered by Wachovia that may be expanded through new or additional commitments up to $1.2 billion in accordance with the terms and conditions set forth in the related agreement. The Revolving Facility contains customary default provisions as well as the following default provisions: a cross-default on our debt of $5 billion or more, a minimum net worth requirement of $1.8 billion plus seventy-five percent (75%) of any new equity and subordinated debt and a default in the event of a change of control.

Trusts affiliated with us have issued term debt securities (“Term Debt Notes”) to institutional investors with an outstanding balance of $1.7 billion as of December 31, 2006. These affiliated trusts are consolidated in our financial statements. These securities contain customary default provisions, as well as the following default provisions: a failure on our part, as the originator of the loans securing the Term Debt Notes or as the servicer of these loans, to make any payment or deposit required under related agreements within two business days after the date the payment or deposit is required to be made, or if we alter or amend our credit and collection policy in a manner that could have a material adverse effect on the holders of the Term Debt Notes.

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

We may incur additional debt that could increase your investment risks

We or our affiliates borrow money or issue debt securities to provide us with additional funds to invest. Our lenders have fixed dollar claims on our assets or the assets of our affiliates that are senior to the claims of our stockholders and, thus, our lenders have preference over our stockholders with respect to these assets. In particular, the assets that our affiliates have pledged to lenders under certain of our Debt Facilities were sold or contributed to a separate affiliated statutory trust prior to such pledge. While we own a beneficial interest in these trusts, these assets are property of the trust, available to satisfy the debts of the trust, and would only become available for distribution to our stockholders to the extent specifically permitted under the agreements governing those Debt Facilities. See “Risk Factors—Our Debt Facilities impose certain limitations on us.”

Although borrowing money for investment increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a sharper impact on our net asset value if we borrow money to make investments. Our ability to pay dividends could also be adversely impacted. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not equal to at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to sell some of our investments and repay a portion of our indebtedness at a time when a sale may be disadvantageous. See “Risk Factors—Our business is dependent on external financing.”

We may experience fluctuations in our quarterly results

We could experience fluctuations in our quarterly operating results due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, the ability to find and close suitable investments, the timing of the recognition of fee income from closing investment transactions and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may fail to continue to qualify for our pass-through tax treatment

We have operated since October 1, 1997, so as to qualify to be taxed as a RIC under Subchapter M of the Code and, provided we meet certain requirements under the Code, we can generally avoid corporate level federal income taxes on income distributed to you and other stockholders as dividends. We would cease to qualify for this favorable pass-through tax treatment if we are unable to comply with the source of income, diversification or distribution requirements contained in Subchapter M of the Code, or if we cease to operate so as to qualify as a BDC under the 1940 Act. If we fail to qualify to be taxed as a RIC or to distribute our income to stockholders on a current basis, we would be subject to corporate level taxes which would significantly reduce the amount of income available for distribution to stockholders. The loss of our current tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock. See “Business—Business Development Company Requirements” and “Business—Regulated Investment Company Requirements.”

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

Our financial condition and results of operations will depend on our ability to manage effectively any future growth

We have grown significantly since our IPO in August 1997. Our ability to sustain continued growth depends on our ability to identify, evaluate, finance and invest in suitable investments that meet our investment criteria. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide competent, attentive and efficient services, our access to financing sources on acceptable terms and the capabilities of our technology platform. As we grow, we will also be required to hire, train, supervise and manage new employees. Failure to manage effectively any future growth could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our key management personnel for our future success

We are dependent for the final selection, structuring, closing and monitoring of our investments on the diligence and skill of our senior management and other management members. Our future success depends to a significant extent on the continued service and coordination of our senior management team. The departure of any of our executive officers or key employees could materially adversely affect our ability to implement our business strategy. We do not maintain key man life insurance on any of our officers or employees.

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

Provisions of our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws could deter takeover attempts

Our Second Amended and Restated Certificate of Incorporation, as amended and Second Amended and Restated Bylaws and the Delaware General Corporation Law contain provisions that may have the effect of discouraging and delaying or making more difficult a change in control. The existence of these provisions may negatively impact the price of our common stock and may discourage third-party bids. These provisions may reduce any premiums paid to our stockholders for shares of our common stock that they own. Furthermore, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 governs business combinations with interested stockholders, and also could have the effect of delaying or preventing a change in control.

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business

We and our portfolio companies are subject to regulation by laws at the local, state, federal and foreign level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations or the failure to comply with these laws or regulations could have a material adverse impact on our business. Certain of these laws and regulations pertain specifically to BDCs.

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

Failure to deploy new capital effectively may reduce our return on equity

If we fail to invest our new capital effectively our return on equity may be negatively impacted, which could reduce the price of the securities that you own.

The market price of our common stock may fluctuate significantly

The market price and marketability of shares of our securities may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

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

Supplemental provisions contained in forward sale agreements subject us to certain risks

We periodically complete public offerings where shares of our common stock are sold in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties, or forward purchasers, in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements. As of December 31, 2006, there were no forward sale agreements outstanding. Under forward sale agreements that we may enter into, each forward purchaser would have the right to accelerate its forward sale agreement and require us to physically settle on a date specified by such forward purchaser if certain events occur, such as (1) in its judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by us under its forward sale agreement or the cost of borrowing the common stock has increased above a specified amount, (2) we declare any dividend or distribution on shares of our common stock payable in (i) excess of a specified amount, (ii) securities of another company, or (iii) any other type of securities (other than shares of our common stock), rights, warrants or other assets for payment at less than the prevailing market price in such forward purchaser’s judgment, (3) the net asset value per share of our outstanding common stock exceeds a specified percentage of the then applicable forward sales price, (4) our Board of Directors votes to approve a merger or takeover of us or similar transaction that would require our shareholders to exchange their shares for cash, securities, or other property, or (5) certain other events of default or termination events occur. Such forward purchaser’s decision to exercise its right to require us to settle its forward sale agreement will be made irrespective of our need for capital. In addition, upon certain events of bankruptcy, insolvency or reorganization relating to us, each forward sale agreement would terminate without further liability of either party. Following any such termination, we would not issue any shares and we would not receive any proceeds pursuant to the forward sale agreements.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources

Our assets under management have grown significantly from approximately $0.9 billion as of December 31, 2001 to $9.8 billion as of December 31, 2006. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our assets under management have grown, but of significant differences in the investing strategies of our different funds and portfolio companies. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments.

Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial and business controls,

•	implementing new or updated information and financial systems and procedures, and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. We lease office space in ten locations for terms ranging up to fifteen years.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, there were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since we became a RIC, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income, on a quarterly basis to our shareholders. We intend to retain long-term capital gains and treat them as deemed distributions for tax purposes. We report the estimated tax characteristics of each dividend when declared while the actual tax characteristics of dividends are reported annually to each stockholder on Form 1099DIV. All of our dividends declared through December 31, 2006, have been distributions of ordinary income for tax purposes. For our dividends declared in 2006 of $3.33 per share, $3.25 were non-qualifying dividends and $0.08 were qualifying dividends. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions.

For our tax year ended September 30, 2006, we retained and did not distribute our taxable long-term capital gains and paid a federal income tax thereon on behalf of our stockholders. Stockholders of record as of September 30, 2006, should report their share of such capital gain and their share of the federal income tax paid for our tax year ending September 30, 2006. Stockholders must include on their income tax return for 2006 their share of our taxable net long-term capital gain and may take a credit for the tax paid on that gain by us on the stockholder’s behalf. Stockholders should increase the tax basis of their investment in American Capital stock by the excess of their share of the taxable net long–term capital gain over the amount of the federal income tax paid on their behalf. The total taxable net long-term capital gain realized and retained by us for our tax year ending September 30, 2006, was $0.29 per share, and the tax credit was at a 35% rate, which is equivalent to $0.10 per share. The increase in the stockholder’s tax basis in our stock is equivalent to $0.19 per share, and to the extent a stockholder’s capital gains tax rate is less than 35%, the tax credit may reduce other taxes owed or be refunded. See “Risk Factors-We may fail to continue to qualify for our pass-through tax treatment” and “Business-Regulated Investment Company Requirements.”

Our stock transfer agent, registrar and dividend reinvestment plan administrator is Computershare Investor Services. Information request for Computershare Investor Services can be sent to P.O. Box 43010, Providence, RI 02940 and their telephone number is 1-800-733-5001.

At the option of a holder of record of common stock, all cash distributions can be reinvested automatically under our dividend reinvestment plan in additional whole and fractional shares. A stockholder whose shares are held in the name of a broker or other nominee should contact the broker or other nominee regarding participation in our dividend reinvestment plan on the stockholder’s behalf.

Pursuant to our dividend reinvestment plan, a stockholder whose shares are registered in his own name may “opt’ in to the plan and elect to reinvest all or a portion of their dividends in shares of our common stock by providing the required enrollment notice to Computershare Investor Services. Stockholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if such service is provided by the broker or the nominee, or if the broker or the nominee permits participation in our dividend reinvestment plan. Stockholders whose shares are held in the name of a broker or other nominee should contact the broker or nominee for details. When we declare a dividend, stockholders who are participants in our dividend reinvestment plan receive the equivalent of the amount of the dividend or distribution in shares of our common stock. Our dividend reinvestment plan administrator buys shares in the open market, on The NASDAQ Global Select Market or elsewhere. Shares will generally be purchased from us as a newly issued or treasury shares at a 5% discount from the market value. You can find out more information about this plan by reading our Second Amended and Restated Dividend Reinvestment Plan.

Our common stock historically trades at prices above our net asset value per share. There can be no assurance, however, that such premium to net asset value will continue. For the last three fiscal years ended December 31, 2006, we have not sold any equity securities that were not registered under the Securities Act.

Quarterly Stock Prices and Dividend Declarations

Our common stock is quoted on The NASDAQ Global Select Market under the symbol ACAS. As of February 14, 2007, we had 951 shareholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently over 257,000 additional beneficial holders of our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market and our dividends declared for the fiscal years ended December 31, 2005 and 2006.

	Sale Price
	High	Low	Dividend Declared
2005
First Quarter	$35.70	$29.51	$0.73
Second Quarter	$36.49	$31.01	$0.75
Third Quarter	$39.61	$34.24	$0.78
Fourth Quarter	$39.10	$34.65	$0.82	(1)
2006
First Quarter	$37.80	$34.40	$0.80
Second Quarter	$35.50	$29.65	$0.82
Third Quarter	$39.74	$33.04	$0.83
Fourth Quarter	$46.45	$38.72	$0.88

(1)	Includes extra dividend of $0.03.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2006, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire shares of our common stock may be granted from time to time. See “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for a description of our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(in millions, except per share amounts)
Equity compensation plans approved by security holders(1)	14.5	$32.94	3.2
Equity compensation plans not approved by security holders(1)	—	—	—

(1)	All of our equity compensation plans have been approved by our stockholders.

Purchases of Equity Securities

The following table provides information for the year ended December 31, 2006, regarding shares of our common stock that were purchased under a non-qualified deferred compensation plan, which is administered by a third party trustee. Our Compensation and Corporate Governance Committee of our Board of Directors is the administrator of the plan. The purpose of this plan is to grant bonus awards to our employees. The Compensation and Corporate Governance Committee determines cash bonus awards, including vesting schedules. The cash bonus awards are invested by the trust in shares of our common stock that are purchased in the open market.

	Total number of shares purchased	Weighted-average price paid per share
	(in millions, except per share amounts)
1/1/2006 - 1/31/2006	—	$—
2/1/2006 - 2/28/2006	—	—
3/1/2006 - 3/31/2006	—	—
4/1/2006 - 4/30/2006	—	—
5/1/2006 - 5/31/2006	2.2	34.03
6/1/2006 - 6/30/2006	0.5	34.08
7/1/2006 - 7/31/2006	—	—
8/1/2006 - 8/31/2006	0.1	36.16
9/1/2006 - 9/30/2006	—	—
10/1/2006 - 10/31/2006	—	—
11/1/2006 - 11/30/2006	0.5	42.17
12/1/2006 - 12/31/2006	—	—

	3.3	$35.32

Item 6. Selected Financial Data

AMERICAN CAPITAL STRATEGIES, LTD.

Consolidated Selected Financial Data

(in millions, except per share data)

The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Total operating income(1)	$860	$555	$336	$206	$147
Total operating expenses(2)(3)	424	228	114	65	44

Operating income before income taxes	436	327	222	141	103
Income tax provision	(11)	(13)	(2)	—	—

Net operating income	425	314	220	141	103
Net realized gain (loss) on investments(1)	173	36	(38)	22	(21)

Net realized earnings(1)	598	350	182	163	82
Net unrealized appreciation (depreciation) of investments(1)	297	15	99	(45)	(62)
Cumulative effect of accounting change(3)	1	—	—	—	—

Net increase in net assets resulting from operations	$896	$365	$281	$118	$20

Per share data:
Net operating income:
Basic	$3.15	$3.16	$2.88	$2.58	$2.60
Diluted	$3.11	$3.10	$2.83	$2.56	$2.57
Net earnings:
Basic	$6.63	$3.68	$3.69	$2.16	$0.51
Diluted	$6.55	$3.60	$3.63	$2.15	$0.50
Dividends declared	$3.33	$3.08	$2.91	$2.79	$2.57
Balance sheet data:
Total assets	$8,609	$5,449	$3,491	$2,068	$1,351
Total debt	$3,926	$2,467	$1,561	$840	$620
Total shareholders’ equity	$4,342	$2,898	$1,872	$1,176	$688
Other data (unaudited):
Number of portfolio companies at period end	188	141	117	86	69
New investments(4)	$5,136	$3,714	$2,018	$1,083	$574
Equity investment sale proceeds and loan investment sales and repayments(5)	$3,447	$1,455	$712	$390	$119
Net operating income return on average equity at cost(6)	12.0%	13.6%	14.1%	13.5%	14.7%
Earnings return on average equity(7)	24.6%	15.9%	18.0%	11.3%	2.9%
Assets under management	$9,799	$5,136	$3,220	$1,935	$1,281

(1)	In 2004, we adopted a new accounting method related to the income statement classification of periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Beginning in 2004, we record the accrual of the periodic interest rate settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date.
(2)	In 2003, we adopted Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148.
(3)	In 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, a revision to FASB Statement No. 123. We adopted FASB Statement No. 123(R) using the “modified prospective” method. Under the modified prospective method, the consolidated financial statements for prior fiscal years do not reflect any restated amounts. When recognizing compensation cost under FASB Statement No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under FASB Statement No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of FASB Statement 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle, net of related tax effects, to adjust compensation cost for the difference in compensation costs recognized in prior periods had forfeitures been estimated during those periods of $1 million, or $0.01 per basic share and $0.01 per diluted share.
(4)	Amount of new investments includes amounts as of the investment dates that are committed but unfunded.
(5)	Principal amount of loan repayments includes the collection of payment-in-kind notes, payment-in-kind dividends and accreted loan discounts.
(6)	Calculated before the effect of net appreciation, depreciation gains and losses of investments. Average equity is calculated based on the quarterly shareholders’ equity balances.
(7)	Return represents net increase in net assets resulting from operations, which includes the effect of net appreciation, depreciation, gains and losses of investments. Average equity is calculated based on the quarterly shareholders’ equity balances.

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

(in millions, except per share data)

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have substantially greater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value for which a change in estimate could affect our net asset value; (iv) our investments in securities of privately held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless we maintain an asset coverage of at least 200%, which may affect returns to our shareholders; (xii) we may fail to continue to qualify for our pass-through treatment as a regulated investment company which could have an affect on shareholder return; (xiii) our common stock price may be volatile; (xiv) our strategy of becoming an asset manager of funds of alternative assets may not be successful and therefore have a negative impact on our results of operation and (xv) general business and economic conditions and other risk factors described in our reports filed from time to time with the Securities and Exchange Commission. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

American Capital Portfolio Composition

We are a publicly traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest primarily in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. We also invest in non-investment grade CMBS and CDO securities. The total portfolio value of our investments was $8.1 billion and $5.1 billion as of December 31, 2006 and 2005, respectively. During the years ended December 31, 2006, 2005, and 2004, we made new investments totaling $5.1 billion, $3.7 billion and $2.0 billion, including $372 million, $784 million and $130 million, respectively, in funds committed but undrawn under credit facilities and subscription agreements at the date of the investment. The weighted average effective interest rate on our debt securities was 12.3%, 12.8% and 12.9%, at December 31, 2006, 2005 and 2004, respectively.

We invest in and sponsor management and employee buyouts, invest in private equity sponsored buyouts, provide capital directly to early stage and mature private and small public companies, invest in CMBS and CDO securities and invest in investment funds managed by us. We provide senior debt, mezzanine debt and equity to fund buyouts, growth, acquisitions and recapitalizations. We also provide capital directly to private and small public companies for buyouts, growth, acquisitions and recapitalizations.

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

The type and aggregate dollar amount of our new investments during the years ended December 31, 2006, 2005 and 2004 were as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
American Capital Sponsored Buyouts	$2,200	$1,588	$689
Financing for Private Equity Buyouts	1,043	701	875
Direct Investments	263	218	10
Investments in Managed Funds	—	617	—
CMBS Investments	414	81	—
CDO/CLO Investments	146	19	27
Add-On Financing for Acquisitions	584	157	121
Add-On Financing for Recapitalization	442	266	255
Add-On Financing for Growth	2	5	5
Add-On Financing for Working Capital in Distressed Situations	21	15	18
Add-On Financing for Working Capital	21	47	18

Total	$5,136	$3,714	$2,018

During the years ended December 31, 2006, 2005 and 2004, we received cash proceeds from exits and repayments of portfolio investments, excluding repayments of bridge notes and accrued payment-in-kind (“PIK”) interest from ECAS, as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Principal Prepayments	$1,223	$688	$382
Senior Loan Syndications	456	340	217
Scheduled Principal Amortization	64	57	37
Payment of Accrued PIK Interest and Dividends and Original Issue Discount	73	34	18
Sale of Equity Investments	1,102	195	58

Total	$2,918	$1,314	$712

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP’). The preparation of the financial statements in accordance with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2 to our consolidated financial statements. Management believes that the following accounting policies are the most affected by judgments, estimates and assumptions. Management has reviewed these critical accounting policies and related disclosures with our independent auditor and the Audit and Compliance Committee of our Board of Directors.

Valuation of Investments

We value our investment portfolio each quarter. Our FACT group prepares the portfolio company valuations each quarter using the most recent portfolio company financial statements and forecasts. The FACT group will consult with the respective members of our Investment Team who are managing the portfolio company to obtain further updates on the portfolio company performance, including information such as industry trends, new product development, and other operational issues. The valuations are reviewed by our senior management and the Audit and Compliance Committee of our Board of Directors and presented to the Board of Directors, which reviews and approves the portfolio valuations in accordance with the following valuation policy.

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. For CMBS and CDO securities, we prepare a fair value analysis that is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities, when available.

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

Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Our consolidated financial statements include the accounts of our operating companies, ACFS and ECFS, as either all or substantially all of the services provided by these operating companies are to us or portfolio companies in which we have a significant interest. If our ownership interest in a portfolio company that a consolidated operating subsidiary manages or provides services to were to decrease, the operating subsidiary may no longer provide all or substantially all of its services directly or indirectly to us, resulting in the deconsolidation of such operating subsidiary at that time. For example, if our ownership interest in ECAS were to decrease, we may have to deconsolidate ECFS at that time. Our investments in other investment companies or funds are recorded as investments in the accompanying consolidated financial statements and are not consolidated. We also have wholly-owned affiliated statutory trusts that were established to facilitate secured borrowing arrangements whereby assets were transferred to the affiliated statutory trusts and notes were sold by the trusts. These transfers of assets to the trusts are treated as secured borrowing arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and our consolidated financial statements include the accounts of our affiliated statutory trusts established for secured financing arrangements. We also have established trusts to fund deferred compensation plans for employees. Our consolidated financial statements include the accounts of these trusts. All intercompany accounts have been eliminated in consolidation.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with PIK interest and dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities. For CMBS and CDO securities, we recognize income using the effective interest method, using the anticipated yield over the projected life of the investment.

A change in the portfolio company valuation assigned by us could have an effect on the amount of loans on non-accrual status. Also, a change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest recognition.

Asset Management and Other Fee Income Recognition

Fees primarily include portfolio company management, asset management, transaction structuring, financing and prepayment fees. Portfolio company management fees, which are generally recurring in nature, represent amounts received for providing advice and analysis to our middle market portfolio companies. Asset management fees represent fees for providing investment advisory services to investment funds. Portfolio company management and asset management fees are recognized as earned provided collection is probable. Transaction structuring and financing fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

Stock-based Compensation

In 2003, we adopted FASB Statement No. 123, Accounting for Stock-Based Compensation, to account for stock-based compensation plans for all shares granted in 2003 and forward as permitted under FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123. In applying FASB Statement No. 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed pro rata over the vesting period of the options and are included on the accompanying consolidated statements of operations in “Salaries, benefits and stock-based compensation.” In accordance with FASB Statement No. 123, we elected to continue to apply the provisions of

Accounting Principle Board Opinion No. 25 Accounting for Stock Issued to Employees to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in net assets resulting from operations calculated as if compensation costs were computed in accordance with FASB Statement No. 123.

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

All of our stock options granted prior to January 1, 2003 that were accounted for under APB Opinion No. 25 and not expensed in our consolidated statements of operations were fully vested as of December 31, 2005 and therefore, no additional stock compensation costs for those stock option grants will be recorded subsequent to the adoption of FASB Statement No. 123(R). When recognizing compensation cost under FASB Statement No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under FASB Statement No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of FASB Statement 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle, net of related tax effects, to adjust compensation cost for the difference in compensation costs recognized in prior periods had forfeitures been estimated during those periods of $1 million, or $0.01 per basic and diluted share. We calculated the compensation costs that would have been recognized in prior periods and for the fiscal year 2006 using an estimated annual forfeiture rate of 6.7%.

The following table reflects the weighted average fair value per option granted during 2006, 2005 and 2004, as well as the weighted average assumptions used in determining those fair values using the Black-Scholes pricing model.

	Year ended December 31,
	2006	2005	2004
Options granted (in millions)	7.1	4.2	2.7 (1)
Fair value on grant date	$2.93	$4.95	$11.49
Dividend yield	8.8%	9.1%	0.7%
Expected volatility	22%	34%	38%
Risk-free interest rate	4.6%	4.0%	3.7%
Expected life (years)	5.1	5.0	5.9

(1)	During the year ended December 31, 2004, the fair value of 0.2 million stock option grants was estimated using a dividend yield assumption of 10.7% and the fair value of the remaining 2.5 million stock option grants was estimated using a dividend yield assumption of 0%.

For our stock option plans approved by our shareholders in 2003 and forward, the plans provide that unless the Compensation and Corporate Governance Committee of our Board of Directors determines otherwise, the exercise price of the stock options will be automatically reduced by the amount of any cash dividends paid on our common stock after the option is granted but before it is exercised. Beginning in 2005, the Compensation and Corporate Governance Committee determined that it would no longer reduce the exercise price of the stock options by the amount of any cash dividends paid on our common stock. Prior to 2005, in determining the fair value of the options under these plans on the date of grant, we assumed that the exercise price of the stock options would be automatically reduced by the amount of any cash dividends paid on our common stock until it is exercised. To incorporate the value of this feature within the fair value of a stock option grant in a

Black-Scholes option pricing model, the dividend yield was assumed to be 0%. However, the fair value of these stock options granted in 2004 determined on the date of grant has not been adjusted for this change in the dividend yield assumption in accordance with FASB Statement No. 123(R).

As of December 31, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was $53 million that has a weighted average period to be recognized of 3.3 years. For the year ended December 31, 2006, we recorded stock-based compensation expense of $16 million attributable to our stock options.

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

For the year ended December 31, 2006, we recorded stock-based compensation expense of $19 million attributable to the Plan. As of December 31, 2006, the total compensation cost related to non-vested bonus awards not yet recognized was $95 million that has a weighted average period to be recognized of 4.1 years.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk and also to fulfill our obligation under the terms of our revolving credit facilities and asset securitizations. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or (depreciation) of investments and subsequently record the amount as a realized gain or loss on investments on the interest settlement date.

Results of Operations

Our consolidated financial performance, as reflected in our consolidated statements of operations, is composed of three primary elements. The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from portfolio company management, asset management, financing and transaction structuring activities, less our operating expenses and provision for income taxes. The second element is “Net realized gain (loss) on investments,” which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets and periodic settlements of derivatives. The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair values of our investments and the change in the estimated fair value of the future payment streams of our interest rate derivatives, at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. Our net realized earnings is comprised of our net operating income and net realized gain (loss) on investments.

The consolidated operating results for the years ended December 31, 2006, 2005 and 2004 are as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Operating income	$860	$555	$336
Operating expenses	424	228	114

Operating income before income taxes	436	327	222
Provision for income taxes	(11)	(13)	(2)

Net operating income	425	314	220
Net realized gain (loss) on investments	173	36	(38)

Net realized earnings	598	350	182
Net unrealized appreciation of investments	297	15	99
Cumulative effect of accounting change	1	—	—

Net increase in net assets resulting from operations	$896	$365	$281

Fiscal Year 2006 Compared to Fiscal Year 2005

Operating Income

Total operating income is comprised of two components: interest and dividend income and asset management and other fee income. For the year ended December 31, 2006, total operating income increased $305 million, or 55%, over the year ended December 31, 2005.

Interest and dividend income consisted of the following for the years ended December 31, 2006 and 2005 (in millions):

	Year Ended December 31,
	2006	2005
Interest income on debt securities	$531	$383
Interest income on bank deposits and employee loans	8	4
Dividend income on equity securities	130	39

Total interest and dividend income	$669	$426

Interest income on debt securities increased by $148 million, or 39%, to $531 million for 2006 from $383 million for 2005, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments. Our daily weighted average debt investments at cost increased from $2,949 million in 2005 to $4,274 million in 2006 resulting from new loan originations net of loan repayments during the year ended December 31, 2006.

The daily weighted average effective interest rate on debt investments decreased to 12.4% in 2006 from 13.0% in 2005 due primarily to an increase in our investment in CMBS securities, an increase in total senior loans as a percentage of our total loan portfolio and a contraction of the spreads over LIBOR for our new loan originations due to increased competition in the marketplace. Our weighted average investments in CMBS securities was $248 million in 2006; we made our first investment in CMBS securities at the end of December 2005. Our overall effective interest rate on our CMBS investments is lower than our overall effective interest rate on our total senior and subordinated loans to our portfolio companies. Our senior loans as a percentage of our total loans at cost, excluding CMBS securities, increased to 54% as of December 31, 2006 from 44% as of December 31, 2005. Our senior loans generally yield lower rates than our subordinated loans, but they are typically variable rate based loans, which do not require the use of interest rate basis swap agreements thereby reducing our overall interest swap costs. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Excluding the impact of the interest rate swap agreements, our daily weighted average effective interest rate for 2006 decreased 60 basis points to 12.4% as compared to 13.0% in the prior year. However, including the impact of interest rate basis swap agreements, our daily weighted average effective interest rate for 2006 decreased only 10 basis points to 12.6% as compared to 12.7% in the prior year.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. In 2006 and 2005, the total interest benefit (cost) of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $6 million and ($9 million), respectively. The favorable change from interest rate derivative agreements is due primarily to the increase in the average LIBOR rate in 2006.

Dividend income on equity securities increased by $91 million to $130 million for 2006 from $39 million for 2005, due primarily to an increase in preferred stock investments and an increase in dividends from common equity investments. We have grown our investments in equity securities, excluding CMBS and CDO securities, to a fair value of $2.8 billion as of December 31, 2006, a 64% increase over the prior year. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value. In addition, we received cash dividends from common equity investments of $34 million from ten portfolio companies in 2006 compared to $2 million from three portfolio companies in 2005. Included in the $34 million of dividend income from common equity investments in 2006 was $20 million of dividends from our investment in ECAS.

Our daily weighted average total debt and equity investments at cost increased from $4,056 million in 2005 to $6,427 million in 2006. The daily weighted average yield on total debt and equity investments decreased from 10.4% in 2005 to 10.3% in 2006 due primarily to the decreases in our weighted average interest rate on debt investments discussed above. Including the interest benefit (cost) of interest rate derivative agreements that are included in net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield on total debt and equity investments increased 20 basis points to 10.4% in 2006 as compared to the prior year in part due to the higher dividends on common equity securities in 2006.

Asset management and other fee income consisted of the following for the years ended December 31, 2006 and 2005 (in millions):

	Year Ended December 31,
	2006	2005
Asset management fees and reimbursements	$43	$14
Transaction structuring fees	38	28
Equity financing fees	29	25
Portfolio company management and administrative fees	24	19
Loan financing fees	24	18
Prepayment fees	10	11
Other	23	14

Asset management and other fee income	$191	$129

Asset management fees and reimbursements primarily represent fees recognized for providing advisory and management services to ECAS pursuant to investment management and services agreements that commenced in the fourth quarter of 2005. In connection with these agreements with ECAS, we recognized $13 million of management fees and $28 million for reimbursements of costs and expenses in 2006 for salaries, employee benefits and general and administrative expenses compared to $3 million for management fees and $11 million for reimbursements of costs and expenses in 2005.

In 2006, we recorded $38 million in transaction structuring fees for 17 American Capital sponsored buyout investments and three add-on financings for acquisitions totaling $2,298 million of American Capital financing. In 2005, we recorded $28 million in transaction structuring fees for 18 buyout investments and two add-on financings for acquisitions totaling $1,662 million of American Capital financing. The transaction structuring fees were 1.7% of American Capital financing in both 2006 and 2005, respectively.

Equity financing fees for the year ended December 31, 2006 increased $4 million over the comparable period in 2005. The increase in equity financing fees was attributable to an increase in new equity investments from $760 million in 2005 to $1,048 million in 2006. Equity financing fees were 2.8% and 3.3% of equity financing in 2006 and 2005, respectively.

Portfolio company management and administrative fees for the year ended December 31, 2006 increased $5 million, or 26%, over the comparable period in 2005. The increase in management and administrative fees is attributable primarily to the increase in the number of portfolio companies under management.

Loan financing fees for the year ended December 31, 2006 increased $6 million, or 33%, over the comparable period in 2005. The increase in the loan financing fees was attributable to an increase in new debt investments from $2,257 million in 2005 to $3,527 million in 2006. The loan financing fees were 0.7% and 0.8% of loan originations in 2006 and 2005, respectively. Loan fees we receive that are representative of additional yield are deferred as a discount and accreted into interest income and are not recorded as fee income.

The prepayment fees of $10 million in 2006 are the result of the prepayment by 26 portfolio companies of loans totaling $486 million compared to prepayment fees of $11 million in 2005 as the result of the prepayment by 20 portfolio companies of loans totaling $445 million. Prepayment fees were 2.0% and 2.5% in 2006 and 2005, respectively, of loans that contained prepayment fee provisions.

Operating Expenses

Total operating expenses for 2006 increased $196 million, or 86%, over 2005. Our operating leverage was 2.0% and 1.9% for December 31, 2006 and 2005, respectively. Operating leverage is our operating expenses, excluding stock-based compensation, interest expense and operating expenses reimbursed under management agreements, divided by our total assets at period end.

Interest expense increased from $101 million for 2005 to $190 million for 2006. The increase in interest expense is due both to an increase in our weighted average borrowings from $1,892 million for 2005 to $3,021 million for 2006 and to an increase in our weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 5.32% for 2005 to 6.28% for 2006. As discussed above, the increase in the weighted average interest rate is primarily due to an increase in the average LIBOR rates in 2006.

Salaries, benefits and stock-based compensation expense increased 87% from $86 million for 2005 to $161 million in the comparable period in 2006. Salaries, benefits and stock-based compensation consisted of the following for the years ended December 31, 2006 and 2005 (in millions):

	Year Ended December 31,
	2006	2005
Salaries	$109	$64
Benefits	13	8
Stock-based compensation	39	14

Total salaries, benefits and stock-based compensation	$161	$86

The total increase is due primarily to an increase in employees from 308 at December 31, 2005 to 484 at December 31, 2006 and annual salary rate increases. The increase in the number of employees is due to our growth as we have added investment professionals and administrative staff as we continue to build our investment platform and our asset management business, including the opening of one new office during 2006 and two new offices during 2005.

General and administrative expenses increased from $41 million for 2005 to $73 million for 2006 primarily due to additional overhead attributable to the increase in the number of employees and the opening of new offices, including higher employee recruiting costs and rent expense. In addition, we experienced higher legal and accounting fees and board of director fees due primarily to a new board of director retention plan implemented in 2006.

Provision for Income Taxes

We operate to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income. However, we are subject to a nondeductible federal excise tax of 4% on our undistributed investment company taxable income if we do not distribute at least 98% of our investment company ordinary taxable income in any calendar year, 98% of our capital gain net income for each one-year period ending on October 31 and any shortfall in distributing taxable income from the prior calendar year. For calendar years 2006 and 2005, we retained $108 million and $48 million of our investment company ordinary taxable income, respectively, and accrued a federal excise tax of $4 million and $2 million, respectively, which is included in our provision for income taxes.

Our consolidated operating subsidiaries, ACFS and ECFS, are subject to corporate level federal, state and local income tax in their respective jurisdictions. For 2006 and 2005, we recorded a tax provision of $7 million and $11 million, respectively, attributable to our operating subsidiaries.

Net Realized Gains (Losses)

Our net realized gains (losses) for 2006 and 2005 consisted of the following (in millions):

	Year Ended December 31,
	2006	2005
Sale to American Capital Equity I, LLC	$59	$—
KAC Holdings, Inc.	47	—
WWC Acquisitions, Inc.	38	—
Iowa Mold Tooling Co., Inc.	36	—
3SI Acquisition Holdings, Inc.	27	—
ASC Industries, Inc.	25	—
Jones Stephens Corp.	25	—
Bankruptcy Management Solutions, Inc.	22	—
Network for Medical Communication & Research, LLC	22	—
Aeriform Corporation	6	—
Escort, Inc.	6	52
PaR Nuclear Holding Company	5	—
BC Natural Foods, LLC	5	1
Edge Products, LLC	4	—
American Driveline Systems, Inc.	3	—
Alemite Holdings, Inc.	2	—
Dynisco Parent, Inc.	2	—

	Year Ended December 31,
	2006	2005
Roadrunner Freight Systems, Inc.	—	26
CIVCO Holding, Inc.	—	13
Automatic Bar Controls, Inc.	1	12
The Tensar Corporation	—	11
Chronic Care Solutions, Inc.	1	6
HMS Healthcare, Inc.	—	6
Vigo Remittance Corp.	—	4
Cycle Gear, Inc.	—	4
The Lion Brewery, Inc.	—	2
Bumble Bee Seafoods, L.P.	—	2
Kelly Aerospace, Inc.	—	2
ACS PTI, Inc.	—	2
Other, net	20	4

Total gross realized portfolio gains	$356	$147

Flexi-Mat Holdings, Inc.	(31)	—
Weber Nickel Technologies, Ltd.	(29)	—
Stravina Holdings, Inc.	(19)	(1)
American Decorative Surfaces International, Inc.	(16)	(23)
UAV Corporation	(15)	—
nSpired Holdings, Inc.	(14)	—
Halex Holdings, Inc.	(11)	—
Precitech, Inc.	(8)	—
Auxi Health, Inc.	(8)	—
Logex Corporation	(7)	—
S-Tran Holdings, Inc.	(7)	(22)
Optima Bus Corporation	(6)	(14)
KIC Holdings, Inc.	(5)	(15)
Euro-Caribe Packing Company, Inc.	(5)	—
Hartstrings LLC	—	(8)
MBT International, Inc.	—	(6)
Aeriform Corporation	—	(4)
Euro-Pro Operating LLC	—	(2)
Other, net	—	(7)

Total gross realized portfolio losses	$(181)	$(102)

Total net realized portfolio gains	175	45
Interest rate derivative periodic receipts (payments), net	6	(10)
Interest rate derivative termination receipts, net	9	1
Taxes on net realized gains	(17)	—

Total net realized gains	$173	$36

On October 1, 2006, we entered into a purchase and sale agreement with ACE I for the sale of approximately 30% of our equity investments (other than warrants issued with debt investments) in 96 portfolio companies. ACE I is a newly established private equity fund with $1 billion of equity commitments. The aggregate purchase price was $671 million, subject to certain adjustments. ACE I will co-invest with us in an amount equal to 30% of our future equity investments until the $329 million remaining commitment is exhausted. A wholly-owned portfolio company, ACEM, will manage ACE I in exchange for a 2% annual management fee on the net cost basis of ACE I and a 10% to 30% carried interest in the net profits of ACE I, subject to certain hurdles. We recorded a total net realized gain of $59 million upon the sale of the $671 million of investments. In accordance with FASB Statement No. 140, we included in our sale proceeds the fair value of the management agreement associated with the $671 million of investments sold. The fair value of this portion of the contract was determined to be $16 million and was treated as being contributed to ACEM as our cost basis in our investment in ACEM. As a result, our $59 million of net realized gain on the transaction includes $16 million of a realized gain for the value of a portion of the management agreement received as sale proceeds.

During 2006, we received full repayment of our remaining $23 million subordinated debt investment in KAC Holdings, Inc. and sold all of our common and preferred equity investment for $65 million in proceeds realizing a total gain of $47 million offset by a reversal of unrealized appreciation of $49 million. The gain that we recognized includes escrowed proceeds of $5 million, which we expect to receive.

During 2006, we received full repayment of our $33 million senior and subordinated debt investment in WWC Acquisitions, Inc. and sold all of our common equity investment for $51 million in proceeds realizing a total gain of $38 million offset by a reversal of unrealized appreciation of $42 million. The gain that we recognized includes escrowed proceeds of $2 million, which we expect to receive. We provided the purchasers with $96 million of new senior debt financing at market terms.

During 2006, we received full repayment of our remaining $16 million subordinated debt investment in Iowa Mold Tooling Co., Inc. and sold all of our common and preferred equity for $78 million in proceeds realizing a total gain of $36 million offset by a reversal of unrealized appreciation of $21 million. The gain that we recognized includes escrowed proceeds of $5 million, which we expect to receive.

During 2006, we received full repayment of our remaining $40 million subordinated debt investment in 3SI Acquisition Holdings, Inc. and sold all of our common equity for $53 million in proceeds realizing a total gain of $27 million offset by a reversal of unrealized appreciation of $28 million. The gain that we recognized includes escrowed proceeds of $4 million, which we expect to receive.

During 2006, we received full repayment of our $21 million subordinated debt investment in ASC Industries, Inc. and sold all of our equity investments for $35 million in proceeds realizing a total gain of $25 million offset by a reversal of unrealized appreciation of $19 million.

During 2006, we received full repayment of our $23 million subordinated debt investment in Jones Stephens Corp. and sold all of our common and preferred equity for $38 million in proceeds realizing a total gain of $25 million offset by a reversal of unrealized appreciation of $31 million. The gain that we recognized includes escrowed proceeds of $5 million, which we expect to receive. We provided $22 million of subordinated debt financing to the purchasers of Jones Stephens.

During 2006, we received full repayment of our remaining $47 million senior and subordinated debt investments in Bankruptcy Management Solutions, Inc. and sold all of our common equity for $21 million in proceeds realizing a total gain of $22 million offset by a reversal of unrealized appreciation of $21 million.

During 2006, we received full repayment of our remaining $10 million subordinated debt investment in Network for Medical Communication & Research, LLC and sold all of our common equity warrants for $22 million in proceeds realizing a total gain of $22 million offset by a reversal of unrealized appreciation of $23 million. The gain that we recognized includes escrowed proceeds of $1 million, which we expect to receive.

During 2006, we surrendered all of our equity securities and a portion of our debt securities in Flexi-Mat Holdings, Inc. that we believe did not have any fair value on the date of transfer. We recorded a realized loss of $31 million offset by a reversal of unrealized depreciation of $20 million. We continue to own a senior debt investment in Flex-Mat.

During 2006, Weber Nickel Technologies, Ltd. filed for bankruptcy protection in Canada under the Companies’ Creditors Arrangement Act. Although we are pursuing our claims, we do not expect to receive any proceeds from our subordinated debt or equity investment in Weber. We deemed our investments to be worthless and recognized a realized loss of $29 million fully offset by a reversal of unrealized depreciation.

During 2006, we sold a portion of our equity investment in Stravina Holdings, Inc. for nominal proceeds resulting in a realized loss of $19 million fully offset by a reversal of unrealized depreciation.

During 2006, American Decorative Surfaces International, Inc. ceased business operations and a receiver was appointed to liquidate its remaining assets. Although we are pursuing our claims in the receivership, we do not expect to receive any additional proceeds from the liquidation. Our remaining subordinated debt and equity investments were deemed worthless and we recognized a realized loss of $16 million offset by the reversal of unrealized depreciation of $19 million.

During 2006, we sold our senior subordinated debt investment in UAV Corporation for nominal proceeds realizing a loss of $15 million offset by a reversal of unrealized depreciation of $12 million.

During 2006, we sold a portion of our equity investments in five portfolio companies—nSpired Holdings, Inc., Halex Holdings, Inc., Logex Corporation, KIC Holdings, Inc. and Euro-Caribe Packing Company—in one transaction for nominal proceeds resulting in a total realized loss of $42 million offset by a reversal of unrealized depreciation of $42 million.

During 2005, we received full repayment of our $27 million senior and subordinated debt investments in Escort, Inc. and sold all of preferred equity and a portion of common equity for $62 million in proceeds realizing a total gain of $52 million offset by a reversal of unrealized appreciation of $49 million. We retained a 9% fully diluted common equity interest in the newly capitalized Escort, renamed Radar Detection Holdings Corp., and provided $13 million of senior debt financing to the purchasers for the transaction. The gain that we recognized included escrowed proceeds of $1 million.

During 2005, we received full repayment of our remaining $5 million subordinated debt investments in Roadrunner Freight Systems, Inc. and sold all of our equity investments in Roadrunner Freight consisting of our common stock and common stock warrants for $42 million in proceeds realizing a total gain of $26 million offset by a reversal of unrealized appreciation of $24 million. We provided $24 million of subordinated bridge debt financing to the purchasers for which we subsequently received full repayment in 2005.

During 2005, we received full repayment of our $29 million of subordinated debt investments in CIVCO Holding, Inc. and sold all of our remaining equity investments in CIVCO consisting of our common stock and common stock warrants for $15 million in proceeds realizing a total gain of $13 million offset by a reversal of unrealized appreciation of $7 million. The gain that we recognized included escrowed proceeds of $1 million.

During 2005, we received full repayment of our $26 million of remaining senior and subordinated debt investments in Automatic Bar Controls, Inc. and sold all of our equity investments in Automatic Bar consisting of our common stock and common stock warrants for $19 million in proceeds realizing a total gain of $12 million offset by a reversal of unrealized appreciation of $14 million.

During 2005, we received full repayment of our $25 million of subordinated debt investments in The Tensar Corporation and sold all of our minority equity investments in Tensar consisting of preferred stock, common stock warrants and common stock for $18 million in proceeds realizing a total gain of $11 million offset by a reversal of unrealized appreciation of $11 million. We provided $104 million in senior and subordinated debt financing to the purchasers in the transaction.

During 2005, we sold our common stock investment and a portion of our preferred stock and common stock warrant investments in American Decorative Surfaces International, Inc. for nominal proceeds resulting in a realized loss of $23 million offset by a reversal of unrealized depreciation of $23 million.

During 2005, S-Tran Holdings, Inc. filed for Chapter 11 bankruptcy. We do not expect to receive any proceeds from the liquidation of S-Tran for our common stock investment in S-Tran. Our common stock investment was deemed worthless and was written off resulting in a realized loss of $22 million offset by a reversal of unrealized depreciation of $22 million.

During 2005, we sold a portion of our preferred stock investments in KIC Holdings, Inc. for nominal proceeds resulting in a realized loss of $15 million offset by a reversal of unrealized depreciation of $15 million.

During 2005, we sold our common stock warrant investment and a portion of our preferred stock investments in Optima Bus Corporation for nominal proceeds resulting in a realized loss of $14 million offset by a reversal of unrealized depreciation of $14 million.

For our tax year ended September 30, 2006, we had net long-term capital gains of $43 million. We elected to retain such capital gains and pay a federal tax on behalf of our shareholders of $15 million, which is included in our net realized gains. For the tax year ended September 30, 2005, to the extent we had capital gains, they were fully offset by either capital losses or capital loss carry forwards. In addition, for the one-year period ending on October 31, 2006, we did not distribute at least 98% of our taxable net capital gains and recorded an excise tax expense of $2 million, which is also included in our net realized gains.

We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We recorded a net realized gain of $6 million and a net realized loss of $10 million, during 2006 and 2005, respectively, for the interest rate derivative periodic settlements. The favorable periodic interest settlements in 2006 as compared to the prior year are due primarily to the increase in the average LIBOR in 2006 as compared to 2005. In 2006 and 2005, we also terminated interest rate derivative agreements prior to their maturity resulting in a net cash settlement payment and net realized gain to us of $9 million and $1 million, respectively.

Unrealized Appreciation and Depreciation of Investments

The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined by management and approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for 2006 and 2005 ($ in millions):

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Number of Companies	Amout	Number of Companies	Amount
Gross unrealized appreciation of portfolio company investments	68	$785	43	$243
Gross unrealized depreciation of portfolio company investments	53	(381)	34	(222)
Reversal of prior period net unrealized appreciation upon a realization		(128)		(38)

Net unrealized appreciation (depreciation) of portfolio company investments		276		(17)
Foreign currency translation		32		—
Derivative agreements		(11)		32

Net unrealized appreciation of investments		$297		$15

The fair value of the derivative agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. The fair value of the derivative agreements appreciate or depreciate based on relative market interest rates and the remaining term to maturity. The net unrealized depreciation of interest rate derivative agreements in 2006 is due primarily to the reversal of unrealized appreciation for interest rate derivative agreements that were terminated in 2006 prior to their maturity that resulted in the recognition of net realized gains of $9 million.

We have a limited amount of investments in portfolio companies, including ECAS, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During 2006, the foreign currency translation adjustment recorded in our consolidated statements of operations was unrealized appreciation of $32 million primarily as a result of the Euro appreciating against the U.S. dollar for our ECAS investment.

Our Board of Directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. In that regard, the board has retained Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan Lokey”) to assist it by having Houlihan Lokey regularly review a designated percentage of our fair value determinations. Houlihan Lokey is a leading valuation firm in the U.S., engaged in approximately 1,000 valuation assignments per year for clients worldwide. Each quarter, Houlihan Lokey reviewed our determination of the fair value of approximately 25% of American Capital’s portfolio company investments that had been portfolio companies for at least one year and that had a fair value in excess of $10 million.

In 2006 and 2005, Houlihan Lokey reviewed our valuations of 96 and 99 portfolio company investments, having an aggregate $4,949 million and $3,113 million in fair value, respectively, as reflected in our consolidated financial statements of the respective period ends. In addition, Houlihan Lokey representatives attend our quarterly valuation meetings and provide periodic reports and recommendations to the Audit and Compliance Committee of our Board of Directors. For those portfolio company investments that Houlihan Lokey has reviewed during the applicable period using the scope of review set forth by our board, our board has made a fair value determination that is within the aggregate range of fair value for such investments as determined by Houlihan Lokey. Houlihan Lokey has been engaged, or may in the future be engaged, directly by us or our portfolio companies to provide investment banking services.

In February 2006, we entered into a commitment to provide $85 million of mezzanine and equity financing to ASAlliances Biofuels, LLC, through our investment in ACSAB, LLC, to fund its development of three large scale ethanol production facilities. Construction of all facilities has commenced and are projected to be in operation in late 2007. In October 2006, we sold 30% of our equity investment in ACSAB, LLC realizing a gain of $18 million as part of the sale transaction to ACE I. As of December 31, 2006, our cost basis in ACSAB, LLC was $60 million, which represents a 30% diluted ownership interest in ACSAB, LLC. Our investment has appreciated $99 million as of December 31, 2006 to a fair value of $159 million. The increase in the valuation is driven in part by developments in the ethanol and energy markets and market comparables subsequent to our original investment in February 2006. In addition to our standard valuation procedures, we engaged Houlihan Lokey to review the value of ACSAB, LLC as of December 31, 2006 due to the significant increase in fair value in the first year of our investment. The fair value of this investment, as determined by our Board of Directors, is within the range of fair value for the investment as determined by Houlihan Lokey. In addition to the prices of ethanol, the valuation of this investment is highly dependent on the pricing of agricultural commodities, such as corn, which is a raw material used in the production of ethanol, as well as the selling prices of petroleum products, such as the prices of unleaded gasoline and diesel fuel for which ethanol is considered to be a substitute. Therefore, significant fluctuations in the price of ethanol, corn commodities or crude oil could result in a significant effect on the valuation of our investment in ACSAB, LLC. The valuation of this investment is also dependent upon the stock prices of other comparable public companies. Subsequent to December 31, 2006, the prices of corn commodities have increased, the prices of ethanol and crude oil have decreased and the stock prices of comparable public companies have declined, and if such trends continue, this could result in a decrease in the fair value of our investment in ACSAB, LLC in subsequent periods.

As part of our sale transaction of 30% of our equity securities to ACE I on October 1, 2006, our wholly-owned portfolio company, ACEM, will manage ACE I in exchange for a 2% annual management fee on the net cost basis of ACE I and a 10% to 30% carried interest in the net profits of ACE I, subject to certain hurdles. As of December 31, 2006, ACEM’s sole asset consists of this management agreement. As of December 31, 2006, we determined the total fair value of ACEM to be $36 million. In addition to our standard valuation procedures, we engaged Houlihan Lokey to review the value of ACEM as of December 31, 2006. The fair value of this investment, as determined by our Board of Directors, is within the range of fair value for the investment as determined by Houlihan Lokey.

Fiscal Year 2005 Compared to Fiscal Year 2004

Operating Income

Total operating income is comprised of two components: interest and dividend income and asset management and other fee income. For the year ended December 31, 2005, total operating income increased $219 million, or 65%, over the year ended December 31, 2004. Interest and dividend income consisted of the following for the years ended December 31, 2005 and 2004 (in millions):

	Year Ended December 31,
	2005	2004
Interest income on debt securities	$383	$243
Interest income on bank deposits and employee loans	4	1
Dividend income on equity securities	39	27

Total interest and dividend income	$426	$271

Interest income on debt securities increased by $140 million, or 58%, to $383 million for 2005 from $243 million for 2004, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average interest rate on our debt investments. Our daily weighted average debt investments at cost increased from $1,804 million in 2004 to $2,949 million in 2005 resulting from new loan originations net of loan repayments during the year ended December 31, 2005.

The daily weighted average effective interest rate on debt investments decreased to 13.0% in 2005 from 13.5% in 2004 due primarily to an increase in the total senior loans as a percentage of our total loan portfolio. Our senior loans as a percentage of our total loans at cost increased to 44% as of December 31, 2005 from 35% as of December 31, 2004. The impact on our daily weighted average effective interest rate of the increase in the percentage of our senior debt investments is partially offset by an increase in interest rates on our variable rate based loans as the weighted average monthly LIBOR rate increased from 1.55% in 2004 to 3.47% in 2005. Our senior loans generally yield lower rates than our subordinated loans, but they are typically variable rate based loans, which do not require the use of interest rate basis swap agreements thereby reducing our overall interest swap costs. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities and to reduce our interest rate risk, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Excluding the impact of the interest rate swap agreements, our daily weighted effective interest rate for 2005 decreased 50 basis points to 13.0% as compared to 13.5% for the prior year. However, including the impact of interest rate basis swap agreements, our daily weighted average effective interest rate for 2005 increased 40 basis points to 12.7% as compared to 12.3% for the prior year.

However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. In 2005 and 2004, the total interest rate cost of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $7 million and $21 million, respectively.

Dividend income on equity securities increased by $12 million to $39 million for 2005 from $27 million for 2004 due primarily to an increase in preferred stock investments. We have grown our investments in equity securities to a fair value of $1,722 million as of December 31, 2005, an 89% increase over the prior year. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value. In addition, we received cash dividends from common equity investments, of $2 million from three portfolio companies in 2005 compared to $9 million from six portfolio companies in 2004.

Our daily weighted average total debt and equity investments at cost increased from $2,443 million in 2004 to $4,056 million in 2005. The daily weighted average yield on total debt and equity investments decreased from 11.1% in 2004 to 10.4% in 2005 due to the reasons discussed above including an overall increase in equity investments in 2005 that do not produce a current yield. Including the cost of interest rate basis swap agreements that are included net realized gain (loss) on investments and net unrealized appreciation (depreciation) of investments on the consolidated statements of operations, our daily weighted average yield would have been 10.2% in both 2004 and 2005.

Asset management and other fee income consisted of the following for the years ended December 31, 2005 and 2004 (in millions):

	Year Ended December 31,
	2005	2004
Transaction structuring fees	$28	$14
Equity financing fees	25	10
Portfolio company management and administrative fees	19	10
Loan financing fees	18	15
Fund management fees and reimbursements	14	—
Prepayment fees	11	7
Other	14	9

Total asset management and other fee income	$129	$65

Asset management and other fee income increased by $64 million, or 98%, to $129 million in 2005 from $65 million in 2004. In 2005, we recorded $28 million in transaction structuring fees for eighteen buyout investments and two add-on financings for acquisitions totaling $1,662 million of American Capital financing. In 2004, we recorded $14 million in transaction structuring fees for thirteen buyout investments totaling $689 million of American Capital financing. The transaction structuring fees were 1.7% and 2.1% of American Capital financing in 2005 and 2004, respectively.

Equity financing fees for the year ended December 31, 2005 increased $15 million over the comparable period in 2004. The increase in equity financing fees was attributable to an increase in new equity investments from $339 million in 2004 to $760 million in 2005. Equity financing fees were 3.3% and 2.9% of equity financing in 2005 and 2004, respectively.

Portfolio company management and administrative fees for the year ended December 31, 2005 increased $9 million, or 90%, over the comparable period in 2004. The increase in portfolio company management and administrative fees is attributable primarily to the increase in the number of portfolio companies under management.

Loan financing fees for the year ended December 31, 2005 increased $3 million, or 20%, over the comparable period in 2004. The increase in the loan financing fees was attributable to an increase in new debt investments from $1,679 million in 2004 to $2,257 million in 2005. The loan financing fees were 0.8% and 0.9% of loan originations in 2005 and 2004, respectively. Loan fees that we receive that are representative of additional yield are deferred as a discount and accreted into interest income and are not recorded as fee income.

Fund management fees and reimbursements represent fees recognized for providing investment advisory and management services to ECAS pursuant to investment management and services agreements. We recognized $3 million of management fees and $11 million for reimbursements of costs and expenses in 2005.

The prepayment fees of $11 million in 2005 are the result of the prepayment by twenty portfolio companies of loans totaling $445 million compared to prepayment fees of $7 million in 2004 as the result of the prepayment by seventeen portfolio companies of loans totaling $267 million. Prepayment fees were 2.5% in both 2005 and 2004, respectively, of loans that contained prepayment fee provisions.

Operating Expenses

Operating expenses for 2005 increased $114 million, or 100%, over 2004. Our operating leverage was 1.9% for both 2005 and 2004. Operating leverage is our operating expenses, excluding stock-based compensation, interest expense and operating expenses reimbursed under management agreements divided by our total assets at period end.

Interest expense increased from $37 million for 2004 to $101 million for 2005. The increase in interest expense is due both to an increase in our weighted average borrowings from $1,000 million for 2004 to $1,892 million for 2005 and to an increase in our weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 3.69% for 2004 to 5.32% for 2005. The increase in the weighted average interest rate is primarily due to an increase in the average monthly LIBOR rate from 1.55% in 2004 to 3.47% in 2005.

Salaries, benefits and stock-based compensation expense increased 69% from $51 million for 2004 to $86 million for 2005. Salaries, benefits and stock-based compensation consisted of the following for the years ended December 31, 2005 and 2004 (in millions):

	Year Ended December 31,
	2005	2004
Salaries	$64	$36
Benefits	8	5
Stock-based compensation	14	10

Total salaries, benefits and stock-based compensation	$86	$51

The total increase is due primarily to an increase in employees from 191 at December 31, 2004 to 308 at December 31, 2005, increases in incentive compensation, and annual salary rate increases. The increase in number of employees is due to our growth as we have added investment professionals and administrative staff in our efforts to build our investment platform, including the opening of two offices in London and Paris. The incentive compensation accrued as a percentage of the maximum amount of incentive compensation available increased in 2005 as compared to the prior year as a result of meeting certain performance criteria in 2005. In 2003, we adopted FASB Statement No. 123 to account for stock-based compensation plans for all stock options granted in 2003 and forward as permitted under FASB Statement No. 148. Accordingly, stock-based compensation is higher in 2005 since it includes the pro-rata vested expense for stock options granted over the past three years compared to the pro-rata vested expense for stock options granted over the past two years in 2004.

General and administrative expenses increased from $26 million for 2004 to $41 million for 2005 primarily due to additional overhead attributable to the increase in the number of employees and the opening of two new offices in London and Paris, including higher employee recruiting costs and rent expense.

Provision for Income Taxes

We are subject to a nondeductible federal excise tax of 4% on our undistributed investment company taxable income if we do not distribute at least 98% of our investment company ordinary taxable income in any calendar year, 98% of our capital gain net income for each one-year period ending on October 31 and any shortfall in distributing taxable income from the prior calendar year. For 2005, we retained $48 million of our investment company taxable income and accrued a federal excise tax of $2 million, which is included in our provision for income taxes.

Our consolidated taxable operating subsidiaries, ACFS and ECFS, are subject to corporate level federal, state and local income tax in their respective jurisdictions. For the years ended December 31, 2005 and 2004, we recorded a tax provision of $11 million and $2 million, respectively, attributable to our taxable operating subsidiaries. The increase in the tax provision in 2005 as compared to 2004 is due primarily to the increase in fee income earned by ACFS in 2005 as result of an increase in American Capital sponsored buyout transactions structured by ACFS. The 2004 income tax provision also benefited from the full utilization of a fully reserved net operating loss carry forward and the reversal of a valuation allowance on deferred tax assets.

Net Realized Gains (Losses)

Our net realized gains (losses) for 2005 and 2004 consisted of the following (in millions):

	Year Ended December 31,
	2005	2004
Escort, Inc.	$52	$—
Roadrunner Freight Systems, Inc.	26	2
CIVCO Holding, Inc.	13	2
Automatic Bar Controls, Inc.	12	—
The Tensar Corporation	11	4
Chronic Care Solutions, Inc.	6	—
HMS Healthcare, Inc.	6	—
Vigo Remittance Corp.	4	1
Cycle Gear, Inc.	4	—
The Lion Brewery, Inc.	2	—
Bumble Bee Seafoods, L.P.	2	—
Kelly Aerospace, Inc.	2	—
ACS PTI, Inc.	2	—
TransCore Holdings, Inc.	—	20
Texstars, Inc.	—	11
ACAS Acquisitions (PaR Systems), Inc.	—	10
Bankruptcy Management Solutions, Inc.	—	3
Other	5	6

Total gross realized portfolio gains	$147	$59

American Decorative Surfaces International, Inc.	(23)	—
S-Tran Holdings, Inc.	(22)	—
KIC Holdings, Inc.	(15)	—
Optima Bus Corporation	(14)	—
Hartstrings LLC	(8)	—
MBT International, Inc.	(6)	—
Aeriform Corporation	(4)	—
Euro-Pro Operating LLC	(2)	—
Chromas Technologies Corp.	—	(32)
Fulton Bellows & Components, Inc.	—	(14)
Academy Events Services, LLC	—	(14)
Sunvest Industries, Inc.	—	(14)
Baran Group, Ltd.	—	(2)
ThreeSixty Sourcing, Ltd.	—	(2)
Other	(8)	(1)

Total gross realized portfolio losses	$(102)	$(79)

Total net realized portfolio gains (losses)	45	(20)

Interest rate derivative periodic interest payments, net	(10)	(18)
Interest rate derivative termination receipts, net	1	—

Total net realized gains (losses)	$36	$(38)

See “Fiscal Year 2006 Compared to Fiscal Year 2005” for discussion on the net realized gains (losses) for the year ended December 31, 2005.

During 2004, we received full repayment of our $27 million subordinated debt investments in TransCore Holdings, Inc. and sold all of our equity investments in TransCore consisting of our redeemable preferred stock, convertible preferred stock and common stock warrants for $26 million in proceeds realizing a total gain of $20 million offset by the reversal of unrealized appreciation of $19 million. The sale proceeds we recognized included proceeds we expect to receive held in escrow of $2 million.

During 2004, we received full repayment of our $21 million senior and subordinated debt investments in Texstars, Inc. and sold all of our equity investments in Texstars consisting of common stock and common stock warrants for $13 million in proceeds realizing a total gain of $11 million offset by the reversal of unrealized appreciation of $10 million. The gain that we recognized included escrowed proceeds of $2 million.

During 2004, we received full repayment of our $23 million subordinated debt investment in ACAS Acquisitions (PaR Systems), Inc. and received a $11 million liquidating dividend on our common equity interest as a result of PaR’s sale of an 81% interest in its nuclear equipment and service business, recognizing a total gain of $10 million. We retained an 11% diluted ownership interest in ACAS Acquisitions (PaR Systems), Inc., which was renamed PaR Nuclear Holding Co., Inc. The non-nuclear business segment of ACAS Acquisitions (PaR Systems), Inc. was contributed to a newly created company, PaR Systems, Inc., shares of which were distributed to the existing shareholders. We provided $5 million in subordinated debt financing to, and retained a 51% diluted ownership in, PaR Systems, Inc.

During 2004, Chromas Technologies Corp. entered into an asset purchase agreement whereby substantially all of the assets were sold to and certain of the liabilities were assumed by a purchaser. The net cash proceeds were used to repay a portion of our outstanding loans. All of Chromas’ remaining assets including its right to receive the deferred payment were conveyed to us. Our remaining subordinated debt and equity investments in Chromas were deemed worthless and we recognized a realized loss of $32 million offset by the reversal of unrealized depreciation of $30 million.

During 2004, we sold our senior subordinated debt investment in Fulton Bellows & Components, Inc. for nominal proceeds and recognized a realized loss of $7 million offset by the reversal of unrealized depreciation of $7 million. In a subsequent transaction in 2004, Fulton’s assets were sold under Section 363 of the Bankruptcy Code, and we received proceeds of $6 million for partial repayment of our remaining senior debt investments. We recognized a realized loss of $7 million from the write off of our remaining senior debt investments and common stock warrants partially offset by a reversal of unrealized depreciation of $7 million.

During 2004, Academy Event Services, LLC filed for Chapter 11 bankruptcy and the court conducted an auction for the sale of all of its assets during the quarter. We did not receive any proceeds from the auction sale held through the bankruptcy proceedings. Our subordinated debt and equity investments were deemed worthless and we recognized a realized loss of $14 million offset by the reversal of unrealized depreciation of $8 million.

Sunvest Industries, Inc. was a holding company with two wholly-owned operating subsidiaries—Dyna-Fab LLC and Advanced Fabrication Technology LLC (AFT). In the fourth quarter of 2003, Dyna-Fab entered into an asset purchase agreement whereby substantially all of the assets of Dyna-Fab were sold. In the first quarter of 2004, AFT entered into an asset purchase agreement whereby substantially all of the assets of AFT were sold. During 2004, we foreclosed on Sunvest’s and its subsidiaries’ remaining assets including any rights to future payments under the asset purchase agreements. The remaining senior and subordinated debt and equity investments in Sunvest were deemed worthless and we recognized a realized loss of $14 million offset by the reversal of unrealized depreciation of $14 million in 2004.

We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. During 2005 and 2004, we recorded net realized losses of $10 million and $18 million, respectively, for the interest rate derivative periodic settlements. The decrease in cost is due primarily to the increase in average LIBOR in 2005 as compared to 2004.

Unrealized Appreciation and Depreciation of Investments

The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined by management and approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for 2005 and 2004 ($ in millions):

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Number of Companies	Amount	Number of Companies	Amount
Gross unrealized appreciation of portfolio company investments	43	$243	34	$192
Gross unrealized depreciation of portfolio company investments	34	(222)	31	(135)
Reversal of prior period unrealized (appreciation) depreciation upon a realization		(38)		34

Net unrealized (depreciation) appreciation of portfolio company investments		(17)		91
Derivative agreements		32		8

Net unrealized appreciation of investments		$15		$99

The increase in the fair value of our interest rate derivative agreements in 2005 is due primarily to the increase in average LIBOR in 2005 and a resulting increase in the forward interest rate yield curve.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2006, we had $77 million in cash and cash equivalents and $233 million of restricted cash. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt. As of December 31, 2006, we had availability of $588 million under our revolving credit facilities (excluding standby letters of credit of $7 million). We had no forward equity sale agreements outstanding as of December 31, 2006. During 2006, we principally funded investments using draws on the revolving credit facilities, proceeds from asset securitizations, unsecured debt issuances and equity offerings, including forward equity sale agreements, as well as proceeds from syndications of senior loans, repayments of loans and sales of equity investments.

We expect to continue to raise new capital in order to fund our investment objectives by issuing both debt and equity securities in the future. In 2006, we achieved an investment grade credit rating. Moody’s Investors Service assigned us a Baa2 long-term issuer rating, Standard & Poor’s Ratings Service assigned us a BBB counterparty credit rating and Fitch Ratings assigned our long-term default rating and senior unsecured debt rating at BBB. As a result of these improved credit ratings, we may be able to obtain more favorable pricing on future debt issuances and we may also look to access the public markets for future debt issuances. However, the terms of any future debt and equity issuances cannot be determined and there can be no assurances that the debt or equity markets will be available to us on terms we deem favorable.

As a regulated investment company, we are required to distribute annually 90% or more of our investment company taxable income. We provide shareholders with the option of reinvesting their dividends in American Capital. In 2006, 2005 and 2004, shareholders reinvested $29 million, $38 million and $7 million, respectively, in dividends. Since our IPO through December 31, 2006, shareholders have reinvested $78 million of dividends in American Capital. In August 2004, we amended our dividend reinvestment plan to provide a 5% discount on shares purchased through the reinvested dividends, effective for dividends paid in December 2004 and thereafter, subject to terms of the plan.

We are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended. As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of December 31, 2006 and 2005, our asset coverage was 211% and 217%, respectively.

Equity Capital Raising Activities

On June 23, 2006, we filed a shelf registration statement with the Securities and Exchange Commission, with respect to our debt and equity securities. The shelf registration statement allows us to sell our registered debt or equity securities on a delayed or continuous basis in an amount up to $3 billion. As of December 31, 2006, our remaining capacity under the shelf registration statement was $1.9 billion.

Forward Sale Agreements

We periodically complete public offerings where shares of our common stock are sold in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties, or forward purchasers, in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements. The shares of common stock sold by the forward purchasers are borrowed from third party market sources. Pursuant to the forward sale agreements, we are required to sell to the forward purchasers shares of our common stock generally at such times as we elect over a one-year period. The forward sale agreements provide for settlement date or dates to be specified at our discretion within a one-year period. On a settlement date, we issue and sell shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price is initially the public offering price of shares of our common stock less the underwriting discount. The forward sale agreements provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and also is subject to specified decreases on certain dates during the duration of the agreement. The forward sale price is also subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

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

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the forward sale agreements are considered equity instruments and the shares of common stock are not considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, the forward sale agreements are not considered participating securities for the purpose of determining basic earnings per share under FASB Statement No. 128, Earnings per Share. However, the dilutive impact of the shares issuable under the forward sale agreements is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

As of December 31, 2006 all forward sale agreements have been fully settled.

Our objective with the use of forward sale agreements is to allow us to manage more efficiently our debt to equity ratio, considering applicable statutory requirements and our capital needs associated with funding our investment activities. As a BDC, we are able to issue debt securities and preferred stock in an amount such that our asset coverage is at least 200% of the amount of our outstanding debt securities and preferred stock. Because we do not currently have any preferred stock outstanding, this provision of the 1940 Act effectively limits our ratio of debt to equity at this time to 1:1. However, as a practical matter, in order to provide sufficient flexibility to fund our projected investments and a cushion, we generally keep our debt to equity ratio somewhat below 1:1. For example, as of December 31, 2006, our ratio of debt to equity was 0.90:1.

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

The use of forward sale contracts is expected to allow us to deliver common stock and receive cash at our election to the extent covered by outstanding contracts, without undertaking a new offering of common stock. Because we would be more assured of access to equity capital, we expect to be in a position to allow our debt to equity ratio to be closer to 1:1 than without the use of forward sale agreements. For example, the use of the forward sale agreements beginning in 2004 has enabled us to increase our debt to equity ratio from 0.71 as of December 31, 2003 to 0.90 as of December 31, 2006. During periods in which we have reported earnings, having a higher debt to equity ratio should have a beneficial effect on our overall cost of capital, which could result in increased earnings.

Equity Offerings

For fiscal years 2006, 2005 and 2004, we completed several public offerings of our common stock and entered into several forward sale agreements. The following table summarizes the total shares sold, including shares sold directly by us, including shares sold pursuant to the underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the fiscal years 2006, 2005 and 2004 (in millions, except per share data):

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price per Share
Issuances under September 2006 forward sale agreement	3.0	$110	$36.75
July 2006 public offering	3.0	100	32.78
Issuances under April 2006 forward sale agreements	4.0	133	33.38
April 2006 public offering	9.8	333	33.99
February 2006 public offering	1.0	36	36.10
Issuances under January 2006 forward sale agreements	4.0	137	34.31
January 2006 public offering	0.6	21	34.84
Issuances under November 2005 forward sale agreements	3.5	125	35.66
Issuances under September 2005 forward sale agreements	0.8	26	34.82

Total for the year ended December 31, 2006	29.7	$1,021	$34.38

Issuances under November 2005 forward sale agreements	1.5	$55	$36.25
November 2005 public offering	3.0	113	36.94
Issuances under September 2005 forward sale agreements	4.8	167	35.23
September 2005 public offering	2.0	72	35.72
Issuances under March 2005 forward sale agreements	8.0	235	29.42
March 2005 public offering	2.0	60	30.11
Issuances under September 2004 forward sale agreements	6.3	178	28.53

Total for the year ended December 31, 2005	27.6	$880	$31.93

In January 2007, we completed a public offering in which 6.3 million shares of our common stock, excluding an underwriters’ over-allotment of 0.9 million shares, were sold at a public offering price of $45.83 per share. Of those shares, 4.3 million were offered directly by us and 2.0 million shares were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements (the “January 2007 Forward Sales Agreements”). Upon completion of the offering, we received proceeds, net of the underwriters’ discount and closing costs, of $231 million in exchange for 5.2 million shares of common stock which includes the underwriter’s over-allotment of 0.9 million shares.

The remaining 2.0 million shares of common stock were borrowed from third party market sources by the counterparties, or forward purchasers, of the January 2007 Forward Sale Agreement who then sold the shares to the public. Pursuant to the January 2007 Forward Sale Agreements, we must sell to the forward purchasers 2.0 million shares of our common stock generally at such times as we elect over a one-year period. The January 2007 Forward Sale Agreements provides for settlement date or dates to be specified at our discretion within the duration of the January 2007 Forward Sale Agreements through termination in January 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $44.11 per share, which was the public offering price of shares of our common stock less the underwriting discount. The January 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.89, $0.91, $0.92, and $0.96 on each of March 2, 2007, June 1, 2007, September 7, 2007 and December 7, 2007, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

Debt Capital Raising Activities

Our debt obligations consisted of the following as of December 31, 2006 and 2005 (in millions):

	December 31,
Debt	2006	2005
Secured revolving credit facility, $1,250 million commitment	$669	$593
Unsecured revolving credit facility, $900 million commitment	893	163
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due October 2020	75	75
Unsecured debt due February 2011	24	—
TRS Facility, $350 million commitment	296	110
ACAS Business Loan Trust 2002-2 asset securitization	—	6
ACAS Business Loan Trust 2003-1 asset securitization	—	23
ACAS Business Loan Trust 2003-2 asset securitization	—	32
ACAS Business Loan Trust 2004-1 asset securitization	410	410
ACAS Business Loan Trust 2005-1 asset securitization	830	762
ACAS Business Loan Trust 2006-1 asset securitization	436	—

Total	$3,926	$2,467

The weighted average debt balance for the years ended December 31, 2006 and 2005 was $3,021 million and $1,892 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2006, 2005 and 2004 was 6.28%, 5.32% and 3.69%, respectively. We believe that we are currently in compliance with all of our debt covenants. As of December 31, 2006 and 2005, the fair value of the above borrowings was $3,928 million and $2,466 million, respectively. The fair value of fixed rate debt instruments is based upon market interest rates. The fair value of variable rate debt instruments is assumed to equal cost as the interest rates are considered to be at market.

Revolving Debt-Funding Facilities

We, through a consolidated affiliated statutory trust, have a secured revolving credit facility. In October 2006, we amended the secured revolving credit facility to extend the liquidity purchase termination date to October 2007 and increased the commitment to $1,250 million. As amended, our ability to make draws under the facility expires one business day before the liquidity purchase termination date. If the facility is not extended before the liquidity purchase termination date, any principal amounts then outstanding will be amortized over a 24-month period through the commitment termination date in October 2009. As of December 31, 2006, this facility was collateralized by loans and assets from our portfolio companies with a principal balance of $1,008 million. Interest on borrowings under this facility is paid monthly and is charged at either a one-month LIBOR or a commercial paper rate plus a spread of 0.75%. We are also charged an unused commitment fee of 0.13%. The facility contains covenants that, among other things, require us to maintain a minimum net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in certain geographic regions and industries, certain loan grade classifications, certain security interests, and interest payment terms.

We also have an unsecured revolving credit facility with a syndication of lenders. In January 2006, we expanded the committed amount of the facility from $255 million to $310 million as a result of new lender commitments. In May 2006, the facility was amended and restated to add additional new lenders and to increase the available commitments to $900 million. The facility may be expanded through new or additional commitments up to $1,150 million in accordance with the terms and conditions set forth in the related agreement. The facility expires in May 2008 unless extended for an additional 364-day period with the consent of the lenders. Interest on borrowings under the facility is charged at either (i) LIBOR plus the applicable percentage at such time or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 basis points. We are also charged an unused commitment fee of 0.15%. The amended agreement contains various covenants including limits on annual corporate capital expenditures, maintaining certain unsecured debt ratings and a minimum net worth.

In October 2006, we terminated the $125 million secured revolving credit facility. There were no amounts outstanding under this facility as of December 31, 2005.

Unsecured Debt

In February 2006, we entered into a note purchase agreement to issue €14 million and £3 million of senior unsecured five-year notes to institutional investors in a private placement offering ($24 million at December 31, 2006). The €14 million Series 2006-A Notes have a fixed interest rate of 5.177% and the £3 million Series 2006-B Notes have a fixed interest rate of 6.565%. Each series matures in February 2011. The note purchase agreement contains customary default provisions.

In September 2005, we entered into a note purchase agreement to issue $75 million of senior unsecured fifteen-year notes to accredited investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.923% through the interest payment date in October 2015 and at the rate of LIBOR plus 2.65% thereafter and mature in October 2020.

In August 2005, we entered into a note purchase agreement to issue an aggregate of $126 million of long-term unsecured five-year notes to institutional investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.14% and mature in August 2010.

In September 2004, we sold an aggregate $167 million of long-term unsecured five- and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of $82 million of senior notes, Series A and $85 million of senior notes, Series B. The Series A notes have a fixed interest rate of 5.92% and mature in September 2009. The Series B notes have a fixed interest rate of 6.46% and mature in September 2011.

Asset Securitizations

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $36 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. Through August 2009, BLT 2006-1 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The loans are secured by loans and assets from our portfolio companies with a principal balance of $500 million as of December 31, 2006. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2005-1. Of the $150 million Class A-2A notes, $82 million was drawn upon in 2005 and the balance of $68 million was drawn upon in 2006. Through January 2009, BLT 2005-1 may reinvest any principal collections of its existing loans into purchases of additional loans to secure the 2005-1 Notes. After such time, principal payments on the 2005-1 Notes will be applied first to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A-1 notes have an interest rate of three-month LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of three-month LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of three-month LIBOR plus 35 basis points, the Class B notes have an interest rate of three-month LIBOR plus 40 basis points, and the Class C notes have an interest rate of three-month LIBOR plus 85 basis points. The loans are secured by loans and assets from our portfolio companies with a principal balance of $1,000 million as of December 31, 2006. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repaid prior to such date.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2004-1. Through January 2007, BLT 2004-1 has the option to reinvest any principal collections of its existing loans into purchases of new loans. After such time, payments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class A notes have an interest rate of three-month LIBOR plus 32 basis points, the Class B notes have an interest rate of three-month LIBOR plus 50 basis points, and the Class C notes have an interest rate three-month LIBOR plus 100 basis points. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The loans are secured by loans and assets from our portfolio companies with a principal balance of $500 million as of December 31, 2006. The 2004-1 Notes contain customary default provisions and mature in October 2017 unless redeemed or repaid prior to such date.

In December 2003, we completed a $398 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2003-2 (“BLT 2003-2”), an indirect consolidated subsidiary issued $258 million Class A notes, $40 million Class B notes, $20 million Class C notes, $40 million Class D notes, and $40 million of Class E notes (collectively, the “2003-2 Notes”). The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2003-2 Notes were secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2003-2. Early payments were first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class A notes carried an interest rate of one-month LIBOR plus 48 basis points, the Class B notes carried an interest rate of one-month LIBOR plus 95 basis points, and the Class C notes carried an interest rate of one-month LIBOR plus 175 basis points. As of December 31, 2006, there are no notes outstanding and BLT 2003-2 was terminated in June 2006.

In May 2003, we completed a $308 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2003-1 (“BLT 2003-1”), an indirect consolidated subsidiary, issued $185 million Class A notes, $31 million Class B notes, $23 million Class C notes and $69 million Class D notes (collectively, the “2003-1 Notes”). The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes were retained by us. The 2003-1 Notes were secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2003-1. Early payments were first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class C notes consisted of a $17 million tranche of floating rate notes and a $6 million tranche of fixed rate notes. The Class A notes carried an interest rate of one-month LIBOR plus 55 basis points and the Class B notes carried an interest rate of one-month LIBOR plus 120 basis points. The floating rate tranche of the Class C notes carried an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carried an interest rate of 5.14%. As of December 31, 2006, there were notes outstanding and BLT 2003-1 was terminated in May 2006.

Total Return Swap Facility

We have a total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. (“Wachovia”) under which we pledge certain of our investments to Wachovia from time to time in exchange for financing. Subject to the terms and conditions of the TRS Facility, we may generally repay and reborrow proceeds and are required to make payments to Wachovia on outstanding borrowings at a rate equal to one-month LIBOR plus 125 basis points. We must also repay all or a portion of any funded amount upon the occurrence of certain events. The TRS Facility commitment was increased from $250 million to $350 million effective December 2006 and is scheduled to terminate in December 2007. We have accounted for the TRS Facility as a secured financing arrangement under FASB Statement No. 140 with the outstanding borrowed amount included as a debt obligation on the accompanying consolidated balance sheets.

A summary of our contractual payment obligations as of December 31, 2006 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving credit facilities	$1,562	$29	$1,533	$—	$—
Notes payable	1,676	28	207	380	1,061
Unsecured debt	392	—	82	235	75
TRS facility	296	296	—	—	—
Interest payments on debt obligations(1)	823	223	306	172	122
Operating leases	105	13	28	25	39

Total	$4,854	$589	$2,156	$812	$1,297

(1)	For variable rate debt, future interest payments are based on the interest rate as of December 31, 2006.

To the extent that we receive unscheduled prepayments on our debt investments that securitize our debt obligations, we are required to apply those proceeds to our outstanding debt obligations.

Off Balance Sheet Arrangements

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next fifteen years and contain provisions for certain annual rental escalations.

As of December 31, 2006, we had commitments under loan and financing agreements to fund up to $446 million to 56 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

A summary of our loan and equity commitments as of December 31, 2006 is as follows:

	Amount of Commitment Expiration by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Loan and Equity Commitments	$446	$96	$79	$194	$77

Portfolio Credit Quality

Loan Performance

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of December 31, 2006, loans on non-accrual status for fourteen portfolio companies were $183 million, calculated as the cost plus unamortized OID, and had a fair value of $54 million. These loans include a total of $169 million with PIK interest features. As of December 31, 2005, loans on non-accrual status for fourteen portfolio companies were $132 million, calculated as the cost plus unamortized OID, and had a fair value of $48 million.

At December 31, 2006 and 2005, loans on accrual status past due and loans on non-accrual status were as follows ($ in millions):

	December 31, 2006		December 31, 2005
Days Past Due	Number of Portfolio Companies	Amount	Number of Portfolio Companies	Amount
Current	118	$4,623	111	$3,286

One Month Past Due		—		8
Two Months Past Due		—		11
Three Months Past Due		—		—
Greater than Three Months Past Due		12		35
Loans on Non-accrual Status		183		132

Subtotal	14	195	14	186

Total	132	$4,818	125	$3,472

Past Due and Non-accruing Loans as a Percent of Total Loans		4.0%		5.4%

The loan balances above reflect our cost basis of the debt, excluding CMBS securities, plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

In the third quarter of 2006, we recapitalized one portfolio company by contributing our subordinated debt with a cost basis and fair value of $22 million into our existing common equity. Prior to the recapitalization, the subordinated notes were accruing loans.

In the third quarter of 2006, we recapitalized one portfolio company by exchanging our subordinated debt investment into convertible preferred stock and contributing our remaining subordinated debt investments into our existing common equity that had a total cost basis of $8 million and a fair value of zero. Prior to the recapitalization, the subordinated notes were non-accruing loans.

In the third quarter of 2006, we recapitalized one portfolio company by exchanging our subordinated debt with a cost basis of $15 million and a fair value of $2 million into preferred and common equity. Prior to the recapitalization, the subordinated notes were non-accruing loans.

In the third quarter of 2006, we recapitalized one portfolio company by contributing our subordinated debt with a cost basis $19 million and a fair value of zero into our existing common equity. Prior to the recapitalization, the subordinated notes were non-accruing loans.

In the second quarter of 2006, we recapitalized one portfolio company by contributing our subordinated debt with a cost basis of $4 million and a fair value of $3 million into our existing common equity. Prior to the recapitalization, the subordinated note was a non-accruing loan.

In the second quarter of 2006, we recapitalized one portfolio company by exchanging our junior subordinated debt with a cost basis of $6 million and a fair value of $3 million into redeemable preferred stock. Prior to the recapitalization, the junior subordinated note was an accruing loan.

In the second quarter of 2006, we recapitalized one portfolio company by contributing our senior subordinated debt with a cost basis of $9 million and a fair value of $4 million into our existing common equity. Prior to the recapitalization, the senior subordinated note was a non-accruing loan.

In the second quarter of 2006, we recapitalized one portfolio company by exchanging our subordinated debt with a cost basis of $7 million and a fair value of zero into redeemable preferred stock. Prior to the recapitalization, the subordinated note was a non-accruing loan.

In the fourth quarter of 2005, we recapitalized one portfolio company by exchanging our subordinated debt with a cost basis of $2 million and a fair value of $1 million into convertible preferred stock. Prior to the recapitalization, the subordinated note was a non-accruing loan.

In the fourth quarter of 2005, we recapitalized one portfolio company by exchanging subordinated debt notes with a cost basis of $4 million and a fair value of zero into redeemable preferred stock. Prior to the recapitalization, a portion of the subordinated notes were non-accruing loans.

In the fourth quarter of 2005, one of our portfolio companies was recapitalized whereby the senior lenders restructured their senior loans in exchange for an 80% equity interest in the portfolio company and we exchanged our subordinated debt investment with a cost basis of $17 million for a 20% equity interest in the portfolio company. Prior to the recapitalization, the subordinated note was a non-accruing loan.

In the second quarter of 2005, we recapitalized one portfolio company by exchanging our senior subordinated debt with a cost basis and fair value of $6 million into redeemable preferred stock. Prior to the recapitalization, the senior subordinated note was an accruing loan.

In the second quarter of 2005, we recapitalized another portfolio company. As part of the recapitalization, we exchanged junior subordinated debt with a cost basis of $5 million and a fair value of zero into redeemable preferred stock. Prior to the recapitalization, the junior subordinated notes were non-accruing loans.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the year ended December 31, 2006:

Portfolio Statistics(1) ($ in millions):	Static Pool
	Pre-1999	1999	2000	2001	2002	2003	2004	2005	2006	Pre-1999 - 2006 Aggregate	2001 - 2006 Aggregate
Internal Rate of Return(2)	10.2%	8.7%	8.2%	21.0%	9.8%	22.8%	19.2%	21.6%	37.5%	16.8%	20.2%
Original Investments and Commitments	$380	$380	$395	$370	$944	$1,370	$2,246	$3,354	$4,099	$13,538	$12,383
Total Exits and Prepayments of Original Investments	$194	$233	$261	$268	$589	$926	$956	$908	$347	$4,682	$3,994
Total Interest, Dividends and Fees Collected	$167	$136	$104	$168	$241	$304	$369	$349	$209	$2,047	$1,640
Total Net Realized (Loss) Gain on Investments	$(27)	$(42)	$(37)	$43	$(11)	$137	$85	$30	$37	$215	$321
Current Cost of Investments	$117	$84	$135	$83	$322	$434	$1,226	$2,325	$3,053	$7,779	$7,443
Current Fair Value of Investments	$108	$63	$131	$55	$251	$477	$1,255	$2,526	$3,190	$8,056	$7,754
Net Unrealized Appreciation/(Depreciation)	$(9)	$(21)	$(4)	$(28)	$(71)	$43	$29	$201	$137	$277	$311
Non-Accruing Loans at Face	$—	$17	$—	$31	$49	$24	$5	$57	$—	$183	$166
Non-Accruing Loans at Fair Value	$—	$7	$—	$10	$13	$9	$—	$15	$—	$54	$47
Equity Interest at Fair Value(3)	$44	$10	$2	$23	$36	$187	$217	$1,362	$885	$2,766	$2,710
Debt to EBITDA(4)(5)(6)	3.0	5.8	6.1	4.2	6.0	5.4	4.7	4.5	4.8	4.8	4.8
Interest Coverage(4)(6)	2.5	1.7	1.8	2.4	1.8	1.7	2.4	2.3	2.0	2.1	2.1
Debt Service Coverage(4)(6)	1.8	1.0	1.7	1.1	1.5	1.3	1.8	1.6	1.8	1.7	1.7
Average Age of Companies(6)	43 yrs	56 yrs	22 yrs	32 yrs	38 yrs	34 yrs	36 yrs	33 yrs	30 yrs	33 yrs	33 yrs
Ownership Percentage(3)	61%	73%	1%	62%	46%	55%	23%	51%	36%	41%	41%
Average Sales(6)(7)	$143	$69	$159	$139	$75	$137	$97	$110	$166	$132	$132
Average EBITDA(6)(8)	$9	$5	$57	$14	$12	$24	$24	$28	$22	$24	$24
Average EBITDA Margin(6)(8)	6.3%	7.2%	35.8%	10.1%	16.0%	17.5%	24.7%	25.5%	13.3%	18.2%	18.2%
Total Sales(6)(7)	$508	$357	$300	$1,709	$477	$1,588	$2,970	$3,603	$6,045	$17,557	$16,392
Total EBITDA(6)(8)	$40	$27	$83	$138	$52	$223	$617	$635	$964	$2,779	$2,629
% of Senior Loans(6)(9)	47%	24%	73%	44%	66%	56%	64%	39%	57%	54%	54%
% of Loans with Lien(6)(9)	54%	43%	76%	100%	100%	98%	90%	86%	88%	88%	89%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at current fair value.
(3)	Excludes investments in CMBS and CDOs.
(4)	These amounts do not include investments in which the American Capital owns only equity.
(5)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(6)	Excludes investments in CMBS, CDOs and ECAS.
(7)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(8)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(9)	As a percentage of American Capital’s total debt investments.

Impact of Inflation

We believe that inflation can influence the value of our investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

We consider our principal market risks to be the fluctuations of interest rates, foreign currency exchange rates and the valuations of our investment portfolio.

Interest Rate Risk

Because we fund a portion of our investments with borrowings, our net increase in net assets from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving credit facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133. See footnote 12 to our consolidated financial statements for additional information on the accounting treatment of our interest rate derivative agreements.

As a result of our use of interest rate swaps, at December 31, 2006, approximately 26% of our interest bearing assets provided fixed rate returns and approximately 74% of our interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, at December 31, 2006, we had floating rate investments in debt securities, tied primarily to LIBOR, with a face amount of $3,868 and had total borrowings outstanding of $3,534 that have a variable rate of interest based on LIBOR or a commercial paper rate. Assuming no changes to our consolidated balance sheet at December 31, 2006, a hypothetical increase or decrease in LIBOR by 100 basis points would increase or decrease our net assets resulting from operations by $3 million, or 0.37%, over the next twelve months compared to our 2006 net increase in net assets resulting from operations.

Under our interest rate swap agreements, we generally pay a fixed rate and receive a floating interest rate based on LIBOR. We also have interest rate swaption agreements, where, if exercised, we receive a fixed rate and pay a floating rate based on LIBOR. We may enter into interest rate cap agreements that entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates. For those investments contributed to the term securitizations, the interest swaps enable us to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations. One-month LIBOR increased from 4.39% at December 31, 2005 to 5.33% at December 31, 2006 while the three-month LIBOR increased from 4.53% at December 31, 2005 to 5.36% at December 31, 2006.

A summary of our interest rate derivative agreements are included in our schedule of investments in the accompanying consolidated financial statements.

Foreign Currency Risks

We have a limited number of investments in portfolio companies, including ECAS, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the year ended December 31, 2006, the foreign currency translation adjustment recorded in our consolidated statements of operations was unrealized appreciation of $32 million, primarily as a result of the Euro appreciating against the U.S. dollar.

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of American Capital Strategies, Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that American Capital Strategies, Ltd. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital Strategies, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Capital Strategies, Ltd. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Capital Strategies, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Strategies, Ltd., including the consolidated schedules of investments, as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2006, and the consolidated financial highlights for each of the five years in the period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital Strategies, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital Strategies, Ltd., including the consolidated schedules of investments, as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2006, and the consolidated financial highlights for each of the five years in the period ended December 31, 2006. These financial statements and the financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by examination or confirmation of securities held by the custodian at December 31, 2006. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital Strategies, Ltd. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and its consolidated financial highlights for each of the five years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Capital Strategies, Ltd.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2007

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2006	2005
Assets
Investments at fair value (cost of $7,781 and $5,134, respectively)
Non-Control/Non-Affiliate investments (cost of $4,827 and $2,156, respectively)	$4,869	$2,136
Affiliate investments (cost of $536 and $420, respectively)	576	449
Control investments (cost of $2,416 and $2,558, respectively)	2,611	2,516
Derivative agreements (cost of $2 and $0, respectively)	20	18

Total investments at fair value	8,076	5,119
Cash and cash equivalents	77	97
Restricted cash	233	122
Interest receivable	44	33
Other	179	78

Total assets	$8,609	$5,449

Liabilities and Shareholders’ Equity
Debt (maturing within one year of $353 and $181, respectively)	$3,926	$2,467
Derivative agreements	13	2
Accrued dividends payable	130	3
Other	198	79

Total liabilities	4,267	2,551

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200.0 shares authorized, 151.6 and 119.1 issued and 147.6 and 118.9 outstanding, respectively	1	1
Capital in excess of par value	3,980	2,943
Notes receivable from sale of common stock	(7)	(7)
Undistributed (distributions in excess of) net realized earnings	88	(22)
Net unrealized appreciation (depreciation) of investments	280	(17)

Total shareholders’ equity	4,342	2,898

Total liabilities and shareholders’ equity	$8,609	$5,449

Net asset value per share	$29.42	$24.37

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2006	2005	2004
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$385	$185	$114
Affiliate investments	51	58	36
Control investments	233	183	121

Total interest and dividend income	669	426	271

Asset management and other fee income
Non-Control/Non-Affiliate investments	104	38	22
Affiliate investments	5	11	6
Control investments	82	80	37

Total asset management and other fee income	191	129	65

Total operating income	860	555	336

OPERATING EXPENSES:
Interest	190	101	37
Salaries, benefits and stock-based compensation	161	86	51
General and administrative	73	41	26

Total operating expenses	424	228	114

OPERATING INCOME BEFORE INCOME TAXES	436	327	222
Provision for income taxes	(11)	(13)	(2)

NET OPERATING INCOME	425	314	220

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	17	36	14
Affiliate investments	41	7	3
Control investments	117	2	(37)
Taxes on net realized gain	(17)	—	—
Derivative agreements	15	(9)	(18)

Total net realized gain (loss) on investments	173	36	(38)

NET REALIZED EARNINGS	598	350	182

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	276	(17)	91
Foreign currency translation	32	—	—
Derivative agreements	(11)	32	8

Total net unrealized appreciation of investments	297	15	99

Total net gain on investments	470	51	61

INCREASE IN NET ASSETS RESULTING FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	895	365	281
Cumulative effect of accounting change, net of tax	1	—	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$896	$365	$281

NET OPERATING INCOME PER COMMON SHARE:
Basic	$3.15	$3.16	$2.88
Diluted	$3.11	$3.10	$2.83
NET EARNINGS PER COMMON SHARE:
Basic	$6.63	$3.68	$3.69
Diluted	$6.55	$3.60	$3.63
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	135.1	99.3	76.4
Diluted	136.8	101.4	77.6
DIVIDENDS DECLARED PER COMMON SHARE	$3.33	$3.08	$2.91

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in millions, except per share data)

	Year Ended December 31,
	2006	2005
Operations:
Net operating income	$425	$314
Net realized gain on investments	173	36
Net unrealized appreciation of investments	297	15
Cumulative effect of accounting change, net of tax	1	—

Net increase in net assets resulting from operations	896	365

Shareholder distributions:
Common stock dividends from net operating income	(425)	(310)
Common stock dividends in excess of net operating income	(29)	—

Net decrease in net assets resulting from shareholder distributions	(454)	(310)

Capital share transactions:
Issuance of common stock	1,020	877
Issuance of common stock under stock option plans	44	45
Issuance of common stock under dividend reinvestment plan	29	38
Purchase of common stock held in deferred compensation trusts	(124)	(8)
Stock-based compensation	35	15
Other	(2)	4

Net increase in net assets resulting from capital share transactions	1,002	971

Total increase in net assets	1,444	1,026
Net assets at beginning of period	2,898	1,872

Net assets at end of period	$4,342	$2,898

Net asset value per common share	$29.42	$24.37

Common shares outstanding at end of period	147.6	118.9

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net increase in net assets resulting from operations	$896	$365	$281
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized appreciation of investments	(297)	(15)	(99)
Net realized (gain) loss on investments	(173)	(36)	38
Accretion of loan discounts	(11)	(13)	(13)
Increase in accrued payment-in-kind interest and dividends	(145)	(79)	(50)
Collection of loan origination fees	46	30	19
Amortization of deferred finance costs and net debt premium	7	10	8
Stock-based compensation	35	14	10
Increase in interest receivable	(16)	(11)	(7)
Increase in other assets	(55)	(3)	(3)
Increase in other liabilities	115	37	13
Other	4	3	1

Net cash provided by operating activities	406	302	198

Investing activities:
Purchases of investments	(5,773)	(3,181)	(1,842)
Fundings on revolving credit facility investments, net	(52)	(72)	(40)
Principal repayments	1,812	886	418
Proceeds from sale of senior debt investments	456	340	217
Collection of payment-in-kind notes and dividends	68	29	10
Collection of accreted loan discounts	9	5	8
Proceeds from sale of equity investments	1,102	195	58
Purchase of government securities	—	(100)	(100)
Sale of government securities	—	100	100
Interest rate derivative receipts (payments), net	14	(9)	(18)
Capital expenditures of property and equipment	(25)	(8)	(2)
Other	—	—	2

Net cash used in investing activities	(2,389)	(1,815)	(1,189)

Financing activities:
Proceeds from asset securitizations	504	762	410
Draws on revolving credit facilities, net	806	133	507
Repayment of notes payable for asset securitizations	(61)	(271)	(393)
Proceeds from unsecured debt issuance	22	201	167
Proceeds from TRS facility, net	186	81	29
Increase in deferred financing costs	(9)	(14)	(13)
(Increase) decrease in debt service escrows	(111)	20	(66)
Issuance of common stock	1,064	922	613
Purchase of common stock held in deferred compensation trusts	(124)	(8)	—
Distributions paid	(298)	(274)	(213)
Payment of federal income tax for deemed capital gain distribution	(15)	—	—
Other	(1)	—	—

Net cash provided by financing activities	1,963	1,552	1,041

Net (decrease) increase in cash and cash equivalents	(20)	39	50
Cash and cash equivalents at beginning of period	97	58	8

Cash and cash equivalents at end of period	$77	$97	$58

Supplemental Disclosures:
Cash paid for interest	$175	$74	$24
Cash paid for taxes	$21	$11	$3
Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$29	$38	$7

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in millions, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Per Share Data:
Net asset value at beginning of the period	$24.37	$21.11	$17.83	$15.82	$16.84

Net operating income(1)(2)	3.15	3.16	2.88	2.58	2.60
Net realized gain (loss) on investments(1)(2)	1.28	0.37	(0.49)	0.40	(0.52)
Net unrealized appreciation (depreciation) of investments(1)(2)	2.20	0.15	1.30	(0.82)	(1.57)

Net increase in net assets resulting from operations(1)	6.63	3.68	3.69	2.16	0.51
Issuance of common stock	1.96	2.67	2.42	2.56	0.80
Other, net(3)	(0.21)	(0.01)	0.08	0.08	0.24
Distribution of net investment income	(3.33)	(3.08)	(2.91)	(2.79)	(2.57)

Net asset value at end of period	$29.42	$24.37	$21.11	$17.83	$15.82

Ratio/Supplemental Data:
Per share market value at end of period	$46.26	$36.21	$33.35	$29.73	$21.59
Total return (loss)(4)	40.00%	18.98%	22.94%	53.50%	(15.21)%
Shares outstanding at end of period	147.6	118.9	88.7	65.9	43.4
Net assets at end of period	$4,342	$2,898	$1,872	$1,176	$688
Average net assets	$3,643	$2,297	$1,498	$916	$643
Average debt outstanding	$3,021	$1,892	$1,000	$582	$417
Average debt outstanding per common share(1)	$22.36	$19.05	$13.09	$10.66	$10.57
Ratio of operating expenses, net of interest expense, to average net assets	6.42%	5.55%	5.14%	5.14%	4.69%
Ratio of interest expense to average net assets	5.22%	4.38%	2.46%	2.02%	2.22%

Ratio of operating expenses to average net assets	11.64%	9.93%	7.60%	7.16%	6.91%
Ratio of net operating income to average net assets	11.67%	13.67%	14.69%	15.36%	15.94%

(1)	Weighted average basic per share data.
(2)	In 2004, we adopted a new accounting method for interest rate derivative agreements. If we had adopted this accounting method in 2002 and accounted for our interest rate derivative agreements in 2003 and 2002 under the new accounting method, net operating income per share would have increased $0.32 per share and $0.28 per share, respectively, net realized gain (loss) on investments would have decreased $0.31 per share and $0.23 per share, respectively, and net unrealized appreciation (depreciation) of investments would have decreased $0.01 per share and $0.05 per share, respectively.
(3)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, income tax deductions related to the exercise of stock options in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the issuance of non-recourse notes to purchase common stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	Total return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 5% discount on shares purchased through the reinvested dividends effective for dividends paid on or after December 30, 2004.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		$0.2	$—
Affordable Care Holding	Health Care Providers &	Senior Debt (8.6%, Due 11/11 – 11/12)	$92.1	90.7	90.7
Corp.	Services	Subordinated Debt (15%, Due 11/13 – 11/14)(7)	51.2	50.4	50.4
		Convertible Preferred Stock (84,952 shares)(1)		85.0	85.0
		Common Stock (21,238,000 shares)(1)		21.2	21.2

				247.3	247.3
A.H. Harris & Sons, Inc.	Distributors	Common Stock Warrants (2,004 shares)(1)		0.5	5.0
Algoma Holding Company	Building Products	Subordinated Debt (16.0%, Due 4/13)(7)	7.7	7.6	7.6
		Convertible Preferred Stock (28,000 shares)(1)		2.8	8.8

				10.4	16.4
Aspect Software	IT Services	Senior Debt (12.4%, Due 7/12)	20.0	19.8	19.8
Astrodyne Corporation	Electrical Equipment	Senior Debt (13.4%, Due 4/11)(7)	6.5	6.4	6.4
		Subordinated Debt (12.0%, Due 4/12)(7)	11.0	10.9	10.9
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (386,894 shares)		7.8	8.9

				25.1	26.2
Avanti Park Place LLC	Real Estate	Senior Debt (8.3%, Due 6/10)(7)	6.5	6.5	6.5
Axygen Holdings Corporation	Health Care Equipment &	Senior Debt (8.9%, Due 9/12)	8.0	7.9	7.9
	Supplies	Subordinated Debt (14.5%, Due 9/14)(7)	58.5	57.6	57.6
		Redeemable Preferred Stock (246,400 shares)		43.2	43.2
		Convertible Preferred Stock (58,520 shares)		15.4	15.4
		Common Stock (3,080 shares)(1)		0.3	0.3
		Common Stock Warrants (246,400 shares)(1)		23.0	23.0

				147.4	147.4
BarrierSafe Solutions	Commercial Services &	Senior Debt (13.9%, Due 9/10)(7)	13.7	13.6	13.6
International, Inc.	Supplies	Subordinated Debt (16.0%, Due 9/11 – 9/12)(7)	53.6	53.1	53.1

				66.7	66.7
Barton Cotton Holding	Commercial Services &	Senior Debt (8.9%, Due 4/11 – 4/12)(7)	39.4	38.7	38.7
Corporation	Supplies	Subordinated Debt (14.0%, Due 9/13)(7)	29.3	28.8	28.8
		Redeemable Preferred Stock (33,936 shares)(1)		20.1	20.1
		Convertible Preferred Stock (80,640 shares)(1)		8.1	8.1
		Common Stock Warrants (150,827 shares)(1)		15.1	7.5

				110.8	103.2
BBB Industries, LLC	Auto Components	Senior Debt (11.2%, Due 6/12 – 6/13)(7)	99.9	98.4	98.4
Beacon Hospice, Inc.	Health Care Providers & Services	Subordinated Debt (14.5%, Due 2/12)(7)	10.5	10.4	10.4
Berry-Hill Galleries, Inc.	Distributors	Senior Debt (15.9%, Due 5/07)	20.2	20.0	20.0
BLI Partners, LLC	Personal Products	Common Membership Interest(1)		17.3	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Breeze Industrial Products	Auto Components	Senior Debt (11.9%, Due 8/13)(7)	19.0	18.7	18.7
Corporation		Subordinated Debt (14.3%, Due 8/13 – 8/15)(7)	33.4	33.0	33.0

				51.7	51.7
Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)(7)	118.6	117.1	117.1
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (11.4%, Due 7/12)(7)	5.5	5.5	5.5
CH Holding Corp.	Leisure Equipment &	Senior Debt (12.4%, Due 5/11)	14.0	13.8	13.8
	Products	Redeemable Preferred Stock (20,837 shares)(1)		40.9	8.0
		Convertible Preferred Stock (665,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				54.7	21.8
CIBT Global Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 5/12)	65.9	64.8	64.8
CL Holding Inc.	Textiles, Apparel & Luxury	Subordinated Debt (13.8%, Due 3/10)(7)	16.6	15.2	15.2
	Goods	Redeemable Preferred Stock (8,295 shares)(1)		0.3	0.3
		Common Stock (8,295 shares)(1)		—	—
		Preferred Stock Warrants (1,095 shares)(1)		—	—
		Common Stock Warrants (197,322 shares)(1)		5.4	1.4

				20.9	16.9
Clifford Sheffield, LLC	Real Estate	Senior Debt (6.0%, Due 1/16)(7)	1.7	1.2	1.2
Compusearch Holdings	Software	Subordinated Debt (12.0%, Due 6/12)(7)	12.5	12.3	12.3
Company, Inc.		Convertible Preferred Stock (28,027 shares)		1.1	1.1

				13.4	13.4
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11)(7)	14.0	11.7	11.7
		Redeemable Preferred Stock (1,400,000 shares)		1.4	1.4
		Common Stock Warrants (5,240,521 shares)(1)		3.6	6.6

				16.7	19.7
DelStar, Inc.	Building Products	Senior Debt (8.9%, Due 3/12)	5.0	5.0	5.0
		Subordinated Debt (14.0%, Due 12/12)(7)	18.0	17.7	17.7
		Redeemable Preferred Stock (31,955 shares)		14.4	14.4
		Convertible Preferred Stock (35,505 shares)		3.7	8.1
		Common Stock Warrants (106,891 shares)(1)		20.3	25.6

				61.1	70.8
Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)(7)	27.8	27.5	27.5
EAG Acquisition, LLC	Commercial Services &	Senior Debt (9.4%, Due 9/10)(7)	64.2	63.2	63.2
	Supplies	Subordinated Debt (16.0%, Due 9/11)(7)	25.5	25.2	25.2
		Redeemable Preferred Stock (4,900,000 shares)		5.4	5.4
		Common stock warrents (4,900,000 shares)(1)		—	9.1

				93.8	102.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units (2,386,549 units)(1)		0.9	5.1
Edline, LLC	Software	Subordinated Debt (12.0%, Due 7/11)(7)	5.0	3.4	3.4
		Membership Warrants (2,121,212 units)(1)		1.8	3.4

				5.2	6.8
Euro-Caribe Packing	Food Products	Senior Debt (10.4%, Due 3/10 – 5/10)	8.3	8.2	8.2
Company, Inc.		Subordinated Debt (11.0%, Due 3/11)	4.2	3.9	3.9
		Convertible Preferred Stock (182,034 shares)(1)		4.0	—

				16.1	12.1
FAMS Acquisition, Inc.	Diversified Financial	Senior Debt (11.9%, Due 8/10 – 8/11)(7)	27.9	27.6	27.6
	Services	Subordinated Debt (14.8%, Due 8/12 – 8/13)(7)	24.9	24.5	24.5
		Convertible Preferred Stock (1,034,290 shares)(1)		25.1	27.6

				77.2	79.7
FCC Holdings, LLC	Commercial Banks	Senior Debt (13.1%, Due 8/09)(7)	25.0	24.8	24.8
Forest Alaska Operating LLC	Oil, Gas & Consumable Fuels	Senior Debt (11.9%, Due 12/11)	37.5	37.5	37.5
Formed Fiber Technologies,	Auto Components	Subordinated Debt (15.0%, Due 8/11)(6)(7)	15.3	13.4	8.6
Inc.		Common Stock Warrants (122,397 shares)(1)		0.1	—

				13.5	8.6
FPI Holding Corporation	Food Products	Senior Debt (8.9%, Due 5/11 – 5/12)	53.5	52.6	52.6
		Subordinated Debt (15.0%, Due 5/13)(7)	38.7	38.1	38.1
		Convertible Preferred Stock (26,074 shares)		29.3	29.3
		Common Stock (6,518 shares)(1)		7.0	7.0

				127.0	127.0
FreeConferenceroom.com, Inc.	Diversified	Senior Debt (11.9%, Due 4/11)(7)	17.8	17.6	17.6
	Telecommunication Services	Subordinated Debt (15.0%, Due 5/12)(7)	9.5	9.3	9.3
		Redeemable Preferred Stock (5,860,400 shares)		9.4	9.4
		Convertible Preferred Stock (2,930,200 shares)		1.2	3.4
		Common Stock (2,930,200 shares)(1)		1.2	4.6

				38.7	44.3
Haband Company, Inc.	Internet & Catalog Retail	Senior Debt (8.8%, Due 10/11 – 10/12)	31.0	30.4	30.4
		Subordinated Debt (13.1%, Due 10/13)	29.1	28.6	28.6

				59.0	59.0
H-Cube, LLC(3)	IT Services	Redeemabl Preferred Stock (1,051 shares)(1)		1.1	1.1
		Common Units (196,773 shares)(1)		—	—

				1.1	1.1
HomeAway, Inc.	Diversified Consumer	Senior Debt (11.1%, Due 10/12)	59.6	58.7	58.7
	Services	Convertible Preferred Stock (1,411,200 shares)		7.2	7.2

				65.9	65.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Hopkins Manufacturing	Auto Components	Subordinated Debt (14.8%, Due 7/12)(7)	32.1	31.8	31.8
Corporation		Redeemable Preferred Stock (3,500 shares)		5.2	5.2

				37.0	37.0
HP Evenflo Acquisition Co.	Household Durables	Senior Debt (11.9%, Due 8/10)(7)	18.4	18.2	18.2
Infiltrator Systems, Inc.	Building Products	Senior Debt (12.4%, Due 10/13)(7)	52.2	51.4	51.4
Innova Holdings, Inc.	Energy Equipment &	Senior Debt (12.9%, Due 3/13)	13.5	13.3	13.3
	Services	Subordinated Debt (15.0%, Due 3/14)(7)	17.2	16.9	16.9
		Convertible Preferred Stock (17,150 shares)		18.3	26.1

				48.5	56.3
Inovis International, Inc.	Software	Senior Debt (11.8%, Due 5/10)(7)	90.0	88.9	88.9
Intergraph Corporation	Software	Senior Debt (11.4%, Due 12/14)	3.0	3.0	3.0
Johnny Appleseed’s Inc.	Internet & Catalog Retail	Subordinated Debt (14.5%, Due 2/12)(7)	18.3	18.0	18.0
Jones Stephens Corp.	Building Products	Subordinated Debt (13.5%, Due 9/13 – 9/14)(7)	22.5	22.1	22.1
Kempwood Partners, Ltd.	Real Estate	Senior Debt (6.5%, Due 5/16)(7)	1.3	1.2	1.2
Lakeshore Drive in Plaza, LLC	Real Estate	Senior Debt (6.1%, Due 4/16)(7)	1.3	1.3	1.3
LTM Enterprises, Inc.	Personal Products	Senior Debt (14.0%, Due 5/11 – 11/11)	12.5	12.4	12.4
Maritime Logistics US	Road & Rail	Common Stock (1,119,132 shares)(1)		1.0	1.0
Holdings, Inc.		Common Stock Warrants (19,800 shares)(1)		—	—

				1.0	1.0
Medical Billing Holdings, Inc.	Commercial Services &	Senior Subordinated Debt (15.0%, Due 9/13)	10.1	10.0	10.0
	Supplies	Convertible Preferred Stock (15,848 shares)		16.3	19.2
		Common Stock (3,962,000 shares)(1)		4.0	4.8

				30.3	34.0
Milton’s Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)(7)	8.5	8.4	8.4
Mirion Technologies	Electrical Equipment	Senior Debt (9.9%, Due 5/08 – 11/11)(7)	113.2	112.2	112.8
		Subordinated Debt (15.1%, Due 9/09 – 5/12)(7)	47.0	46.6	46.6
		Convertible Preferred Stock (523,203 shares)		45.2	60.2
		Common Stock (29,422 shares)(1)		3.3	9.5
		Common Stock Warrants (266,245 shares)(1)		22.3	58.7

				229.6	287.8
MTS Group, LLC	Textiles, Apparel & Luxury	Senior Debt (11.8%, Due 10/08 – 10/11)(7)	19.9	19.7	19.7
	Goods	Subordinated Debt (15.0%, Due 10/12)(7)	16.7	16.4	16.4
		Common Stock (558,214 shares)(1)		0.7	0.7

				36.8	36.8
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt (7.7%, Due 10/15)(7)	6.1	6.1	6.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Nursery Supplies, Inc.	Containers & Packaging	Senior Subordinated Debt (13.0%, Due 7/08)(7)	10.2	10.2	10.2
		Junior Subordinated Debt (15.0%, Due 7/08)(6)(7)	10.5	9.5	7.8

				19.7	18.0
Pan Am International Flight	Commercial Services &	Senior Debt (9.4%, Due 7/12)(7)	21.5	21.2	21.2
Academy, Inc.	Supplies	Senior Subordinated Debt (16.0%, Due 7/13)(7)	21.9	21.6	21.6
		Convertible Preferred Stock (9,888 shares)(1)		9.9	9.9

				52.7	52.7
PHC Acquisition, Inc.	Diversified Consumer	Subordinated Debt (14.7%, Due 3/12 – 3/13)(7)	24.4	24.1	24.1
	Services	Convertible Preferred Stock (7,872 shares)(1)		0.3	0.4
		Common Stock (635,384 shares)(1)		27.7	37.5

				52.1	62.0
Phillips & Temro Industries,	Auto Components	Senior Debt (11.8%, Due 12/10 – 12/11)(7)	26.1	26.0	26.0
Inc.		Subordinated Debt (15.0%, Due 12/12)(7)	16.9	16.9	16.9

				42.9	42.9
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2.6	4.7
Retriever Acquisition Co.	Diversified Financial Services	Senior Debt (11.8%, Due 9/14)	50.0	49.8	49.8
Roarke – Money Mailer, LLC	Media	Common Membership Units (24,500 shares)(1)	—	1.1	2.8
Rocky Shoes & Boots, Inc.(2)	Textiles, Apparel & Luxury Goods	Senior Debt (13.9%, Due 1/11)(7)	10.0	9.9	9.9
RTL Acquisition Corp.	Health Care Providers &	Senior Debt (9.1%, Due 2/11 – 2/12)(7)	5.6	5.5	5.5
	Services	Subordinated Debt (14.0%, Due 2/13)(7)	16.3	16.1	16.1
		Redeemable Preferred Stock (71,377 shares)		9.0	9.0
		Convertible Preferred Stock (155,013 shares)(1)		7.0	6.3
		Common Stock (8,159 shares)(1)		0.4	—
		Common Stock Warrants (71,377 shares)(1)		3.2	3.2

				41.2	40.1
Safemark Acquisitions, Inc.	Commercial Services &	Senior Debt (11.6%, Due 7/09 – 6/10)(7)	22.1	21.8	21.8
	Supplies	Subordinated Debt (14.5%, Due 6/11 – 6/12)(7)	13.1	12.9	12.9
		Redeemable Preferred Stock (7,700 shares)(1)		4.8	4.8
		Convertible Preferred Stock (2,100 shares)(1)		0.2	0.2
		Preferred Stock Warrants (35,522 shares)(1)		3.5	0.9

				43.2	40.6
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (67,973 shares)(1)		4.6	1.9
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)(7)	10.5	10.0	10.0
		Common Stock Warrants (5,187 shares)(1)		0.5	0.5

				10.5	10.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
SDP Consulting, Inc.	Construction & Engineering	Senior Debt (10.7%, Due 5/11 – 5/12)(7)	138.4	136.6	136.6
		Common Stock (35,000 shares)(1)		0.1	0.1

				136.7	136.7
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (12.0%, Due 8/09 – 8/12)(7)	22.3	22.1	22.1
Specialty Brands of America,	Food Products	Senior Debt (11.1%, Due 12/07 – 5/11)(7)	19.2	19.0	19.0
Inc.		Subordinated Debt (13.4%, Due 9/08 – 5/14)(7)	40.1	39.9	39.9
		Redeemable Preferred Stock (146,513 shares)		11.7	11.7
		Convertible Preferred Stock (130,165 shares)		13.7	17.1
		Common Stock (23,741shares)(1)		2.4	2.9
		Common Stock Warrants (68,255 shares)(1)		6.8	8.4

				93.5	99.0
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt (12.0%, Due 8/12 – 8/13)	43.0	42.4	42.4
		Senior Subordinated Debt (15.3%, Due 8/14 – 8/15)(7)	39.8	39.2	39.2
		Convertible Preferred Stock (68,065 shares)(1)		32.8	26.0
		Common Stock (68,065 shares)(1)		—	—

				114.4	107.6
SSH Acquisition, Inc.	Commercial Services &	Senior Debt (12.4%, Due 9/12)(7)	12.5	12.3	12.3
	Supplies	Subordinated Debt (14.0%, Due 9/13)(7)	19.0	18.8	18.8
		Convertible Preferred Stock (357,700 shares)		27.3	50.2

				58.4	81.3
STB Holdings, Inc.	Commercial Services and	Senior Debt (8.8%, Due 6/12)	6.0	5.9	5.9
	Supplies	Subordinated Debt (14.0%, Due 6/13 – 6/14)(7)	84.9	83.8	83.8
		Convertible Preferred Stock (92,400 shares)		96.5	96.5
		Common Stock (23,100,000 shares)(1)		23.1	16.5

				209.3	202.7
Stein World, LLC	Household Durables	Senior Debt (13.3%, Due 10/11)	8.7	8.6	8.6
		Subordinated Debt (19.3%, Due 10/12 – 10/13)(6)	25.2	22.4	4.2

				31.0	12.8
Supreme Corq Holdings, LLC	Household Products	Senior Debt (8.9%, Due 6/09)	4.3	4.2	4.2
		Subordinated Debt (12.0%, Due 6/12)(6)	5.0	4.1	—
		Common membership Warrants (3,359 shares)(1)		0.4	—

				8.7	4.2
Tanenbaum-Harber Co.	Insurance	Senior Debt (9.4%, Due 3/12)(7)	2.8	2.8	2.8
Holdings, Inc.		Subordinated Debt (13.0%, Due 3/13)(7)	8.9	8.8	8.8
		Redeemable Preferred Stock (315 shares)		0.3	0.3
		Common Stock (3,500 shares)(1)		—	—

				11.9	11.9
TestAmerica Environmental	Commercial Services &	Senior Debt (9.6%, Due 12/11 – 12/13)(7)	180.5	177.6	177.6
Services, LLC	Supplies	Subordinated Debt (14.0%, Due 12/14)(7)	40.0	39.4	39.4
		Preferred Unit (14,000,000 units)(1)		8.3	8.3
		Preferred Unit Warrants (2,400,269 units)(1)		5.7	5.7

				231.0	231.0
Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants (792,149 shares)(1)		1.7	4.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
The Tensar Corporation	Construction & Engineering	Senior Debt (12.6%, Due 4/13)(7)	84.0	82.9	82.9
		Subordinated Debt (17.5%, Due 10/13)	31.4	31.0	31.0

				113.9	113.9
ThreeSixty Sourcing, Inc. (3)	Commercial Services &	Senior Debt (13.4%, Due 9/08)	6.0	6.0	6.0
	Supplies	Common Stock Warrants (35 shares)(1)		4.1	—

				10.1	6.0
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.6%, Due 8/13)(7)	54.0	53.7	53.7
Trigeant, Ltd.	Oil, Gas & Consumable Fuels	Senior Debt (14.4%, Due 12/11)	22.0	21.7	21.7
Tyden Caymen Holdings	Electronic Equipment &	Senior Debt (12.8%, Due 5/10 – 11/11)(7)	12.2	12.1	12.1
Corp.	Instruments	Subordinated Debt (13.8%, Due 5/12)(7)	14.5	14.3	14.3
		Common Stock (1,400,000 shares)(1)		1.4	3.0

				27.8	29.4
TZ Holdings, Inc.	Diversified Telecommunication Services	Common Stock (12,281 shares)(1)		0.7	—
UFG Holding Corp.	Food Products	Senior Debt (9.1%, Due 5/12)	4.8	4.8	4.8
		Subordinated Debt (15.0%, Due 5/15 – 5/16)(7)	52.9	52.2	52.2
		Redeemable Preferred Stock (24,737 shares)		26.1	25.2
		Convertible Preferred Stock (30,921 shares)(1)		3.1	—
		Common Stock (30,921 shares)(1)		3.1	—

				89.3	82.2
Unique Fabricating	Auto Components	Senior Debt (13.9%, Due 2/10 – 2/12)(7)	6.5	6.4	6.4
Incorporated		Subordinated Debt (17.0%, Due 2/13)(7)	7.1	7.1	7.1
		Redeemable Preferred Stock (1,750 shares)(1)		1.8	1.8
		Common Stock Warrants (4,445 shares)(1)		0.2	0.2

				15.5	15.5
Varel Holdings, Inc.	Energy Equipment &	Senior Debt (11.5%, Due 10/11)	40.0	39.4	39.4
	Services	Subordinated Debt (14.0%, Due 4/12)	10.3	9.4	9.4
		Common Stock Warrants (22,256 shares)(1)		0.8	0.8

				49.6	49.6
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt (8.8%, Due 12/11 – 12/12)(7)	33.5	32.9	32.9
		Subordinated Debt (14.0%, Due 12/13)(7)	20.1	19.8	19.8

				52.7	52.7
Visador Holding Corp.	Building Products	Subordinated Debt (15.0%, Due 2/10)(7)	10.8	10.5	10.5
		Common Stock Warrants (4,284 shares)(1)		0.5	0.4

				11.0	10.9
Whisperwood Limited Partnership	Real Estate	Senior Debt (5.1%, Due 9/15)(7)	4.6	4.3	4.3
WIL Research Holding Company, Inc.	Biotechnology	Convertible Preferred Stock (862,323 shares)		0.6	1.5
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (9.9%, Due 12/11 – 12/13)(7)	95.8	94.3	94.3

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
CMBS INVESTMENTS

Banc of America Commercial Mortgage Trust 2006-3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.5%, Due 7/16 – 8/16)(7)	55.5	30.2	30.8
Banc of America Commercial Mortgage Trust 2006-4	Real Estate	Commercial Mortgage Pass-Through Certificates (5.4%, Due 9/16)(7)	13.4	10.9	11.0
Citigroup Commercial Mortgage Securites Trust 2006-C5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 11/16)(7)	11.7	9.5	9.5
Credit Suisse Commercial Mortgage Trust 2006-C5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 12/16)(7)	14.7	11.7	11.7
GE Commercial Mortgage Corporation, Series 2006-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 3/16)(7)	8.9	7.3	7.4
GS Morgtage Securities Trust 2006-GG8	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 10/16)(7)	18.6	15.2	15.2
J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2005-LDP5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.0%, Due 12/15)(7)	136.2	78.5	78.2
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-CIBC17	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 11/16)(7)	62.1	28.6	28.6
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/15 – 5/17)(7)	16.3	13.0	13.3
J.P. Morgan-CIBC Commercial Mortgage-Backed Securities Trust 2006-RR1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 10/17 – 8/20)(7)	11.8	7.6	7.9
LB-UBS Commercial Mortgage Trust 2006-C4	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/16 – 5/21)(7)	48.5	26.1	25.8
LB-UBS Commercial Mortgage Trust 2006-C7	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 11/16)(7)	53.1	25.2	25.2
Merrill Lynch Mortgage Trust 2006-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 5/16 – 12/25)(7)	71.6	40.4	41.5
ML-CFC Commercial Mortgage Trust 2006-C2	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 6/16 – 7/17)(7)	57.5	32.0	32.8
ML-CFC Commercial Mortgage Trust 2006-C4	Real Estate	Commercial Mortgage Pass-Through Certificates (4.9%, Due 12/16)(7)	11.1	17.5	17.5
Wachovia Bank Commercial Mortgage Trust, Series 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 10/16)(7)	92.5	47.1	47.1
Wachovia Bank Commercial Mortgage Trust, Series 2006-C26	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/16 – 8/16)(7)	46.7	23.9	24.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2006-C23	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 2/16 – 11/28)(7)	130.0	63.4	63.3
CDO INVESTMENTS
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares (5,000 shares)		4.1	4.6
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes (15,000 shares)		14.4	14.4
CoLTs 2005-1 Ltd.	Diversified Financial Services	Preference Shares (360 shares)		6.6	7.8
CoLTs 2005-2 Ltd.	Diversified Financial Services	Preference Shares (34,170,000 shares)		33.1	32.4
Flagship CLO V	Diversified Financial Services	Preference Shares (15,000 shares)		14.8	14.8
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes (6,700,000 shares)		6.5	7.5
Mayport CLO Ltd.	Diversified Financial Services	Income Notes (14,000 shares)		13.1	13.1
NYLIM Flatiron CLO 2006-1 LTD.	Diversified Financial Services	Preference Shares (10,000 shares)		10.1	10.1
Vitesse CLO, Ltd.	Diversified Financial Services	Preference Shares (15,00,000 shares)		15.1	14.6
Cent CDO 12 Limited	Diversified Financial Services	Income Notes (26,355,270 shares)		23.8	23.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Income Notes (14,000,000 shares)		12.8	12.8
Subtotal Non-Control / Non-Affiliate Investments (60% of total investment assets and liabilities at fair value)				4,827.0	4,869.1

AFFILIATE INVESTMENTS

CCCI Holdings, Inc.	Diversified Consumer	Senior Debt (11.4%, Due 12/12)	75.0	73.8	73.8
	Services	Convertible Preferred Stock (876,269 shares)(1)		5.7	5.7

				79.5	79.5
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock (6,591,750 shares)(1)		3.2	3.2
IS Holdings I, Inc.	Software	Senior Debt (12.1%, Due 10/12)	8.0	7.9	7.9
		Redeemable Preferred Stock (2,772 shares)		2.8	2.8
		Common Stock (1,400,000 shares)(1)		—	—

				10.7	10.7
Kirby Lester Holdings, LLC	Health Care Equipment &	Senior Debt (11.8%, Due 9/10 – 9/12)(7)	12.2	12.0	12.0
	Supplies	Subordinated Debt (16.0%, Due 9/13)(7)	12.1	11.7	11.9

				23.7	23.9
Marcal Paper Mills, Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	—
		Common Stock (146,478 shares)(1)		—	—

				—	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock (15,086,208 shares)(1)		8.8	8.8
NBD Holdings Corp.	Diversified Financial	Subordinated Debt (14.0%, Due 8/13)(7)	43.4	42.8	42.8
	Services	Convertible Preferred Stock (101,072 shares)(1)		10.8	10.8
		Common Stock (760,570 shares)(1)		0.1	0.1

				53.7	53.7
Nivel Holdings, LLC	Distributors	Senior Debt (8.8%, Due 4/11 – 4/12)(7)	5.7	5.6	5.6
		Subordinated Debt (14.9%, Due 4/13 – 4/14)(7)	16.8	16.5	16.5

				22.1	22.1
NPC Holdings, Inc.	Building Products	Senior Debt (12.3%, Due 6/12)(7)	4.5	4.4	4.4
		Subordinated Debt (15.0%, Due 6/13)(7)	8.3	8.2	8.2
		Redeemable Preferred Stock (9,293 shares)		7.4	7.4
		Convertible Preferred Stock (9,583 shares)		1.0	1.0
		Preferred Stock Warrants (30,647 shares)(1)		3.1	3.1
		Common Stock (56 shares)(1)		—	—

				24.1	24.1
Qualitor Component Holdings,	Auto Components	Subordinated Debt (17.0%, Due 12/12)(7)	30.1	29.7	29.7
LLC		Redeemable Preferred Stock (3,150,000shares)(1)		3.1	0.7
		Common Units (350,000 units)(1)		0.4	—

				33.2	30.4
Radar Detection Holdings	Household Durables	Senior Debt (12.6%, Due 11/12)(7)	13.0	13.0	13.0
Corp		Common Stock (48,857 shares)(1)		0.7	5.9

				13.7	18.9
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12)(7)	18.1	17.9	17.9
		Common Stock (7,000 shares)(1)		7.0	2.7

				24.9	20.6
Seroyal Holdings, L.P.(3)	Health Care Equipment &	Senior Debt (16.3%, Due 12/10)(7)	3.1	3.0	3.0
	Supplies	Subordinated Debt (14.5%, Due 12/11)(7)	9.3	8.9	8.9
		Redeemable Preferred Partnership Units (40,000 units)(1)		0.5	0.6
		Partnership Units (114,406 units)(1)		1.0	2.0

				13.4	14.5
Small Smiles Holding Company, LLC	Health Care Providers & Services	Subordinated Debt (14.9%, Due 9/13 – 9/14)(7)	90.2	88.9	88.9
TechBooks, Inc.	IT Services	Subordinated Debt (15.5%, Due 8/09)(7)	50.8	50.2	50.2
		Convertible Preferred Stock (3,061,225 shares)(1)		10.5	28.6

				60.7	78.8
The Hygenic Corporation	Health Care Equipment &	Senior Debt (12.4%, Due 10/12)(7)	18.0	17.8	17.8
	Supplies	Redeemable Preferred Stock (6,510 shares)		8.0	8.0
		Common Stock (143,907 shares)(1)		0.8	21.2

				26.6	47.0

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Tymphany Corporation	Electronic Equipment & Instruments	Convertible Preferred Stock (5,711,416 shares)(1)		9.1	9.1
WIS International	Commercial Services &	Convertible Preferred Stock (296,000 shares)(1)		29.6	29.6
	Supplies	Common Stock (74,000 shares)(1)		7.4	7.4

				37.0	37.0
WFS Holding, Inc.	Software	Convertible Preferred Stock (24.500,000 shares)(1)		2.4	4.5
Subtotal Affiliate Investments (7% of total investment assets and liabilities at fair value)				535.7	575.7

CONTROL INVESTMENTS

ACAS Equity Holdings Corp.	Diversified Financial Services	Common Units (700 shares)(1)		19.4	22.8
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		22.4	21.3
ACSAB, LLC	Oil, Gas & Consumable	Subordinated Debt (16.6%, Due 9/07 – 2/15)	31.0	30.4	30.4
	Fuels	Common Units (30,328 units)(1)		29.4	128.2

				59.8	158.6
Aeriform Corporation	Chemicals	Subordinated Debt (0.0%, Due 5/09)(1)	7.2	6.1	2.7
American Capital Asset Management, LLC	Diversified Financial Services	Common Membership (100% membership interest)		—	—
American Capital Equity Management, LLC	Diversified Financial Services	Common Membership (100% membership interest)		16.0	36.0
American Driveline Systems,	Commercial Services &	Senior Debt (8.9%, Due 8/12)	5.3	5.3	5.3
Inc.	Supplies	Subordinated Debt (14.0%, Due 8/13 – 8/14)(7)	40.5	39.8	39.8
		Redeemable Preferred Stock (484,334 shares)		31.2	31.2
		Common Stock(154,515 shares)(1)		13.0	17.6
		Common Stock Warrants (244,205 shares)(1)		20.9	27.8

				110.2	121.7
Auxi Health, Inc.	Health Care Providers &	Senior Debt (12.4%, Due 12/07)	5.3	5.3	5.3
	Services	Subordinated Debt (14.0%, Due 1/07 – 3/09)	15.1	5.8	5.8
		Subordinated Debt (14.0%, Due 3/09)(6)	6.1	7.3	5.9
		Convertible Preferred Stock (9,310,910 shares)(1)		1.9	—

				20.3	17.0
BPWest, Inc.	Energy Equipment &	Senior Debt (8.6%, Due 8/11)(7)	8.0	7.9	7.9
	Services	Subordinated Debt (15.0%, Due 7/12)(7)	8.2	8.1	8.1
		Redeemable Preferred Stock (6,203 shares)		6.6	6.2
		Common Stock (620,362 shares)(1)		—	21.1

				22.6	43.3
Bridgeport International, LLC(3)	Machinery	Common membership units (100 units)(1)		2.6	—
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1.5	0.4
Consolidated Utility Services,	Commercial Services &	Subordinated Debt (15.0%, Due 5/10)(7)	6.9	6.8	6.8
Inc.	Supplies	Redeemable Preferred Stock (2,537,500 shares)		3.0	3.0
		Common Stock (41,234 shares)(1)		—	6.6

				9.8	16.4

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
DanChem Technologies, Inc.	Chemicals	Senior Debt (11.3%, Due 12/10)	14.4	14.4	14.4
		Redeemable Preferred Stock (9,067 shares)(1)		7.6	3.3
		Common Stock (299,403 shares)(1)		1.8	—
		Common Stock Warrants (401,622 shares)(1)		2.2	—

				26.0	17.7
ECA Acquisition Holdings,	Health Care Equipment &	Senior Debt (13.9%, Due 4/10 – 4/12)(7)	14.8	14.5	14.5
Inc.	Supplies	Subordinated Debt (16.5%, Due 4/14)(7)	10.1	10.0	10.0
		Common Stock (700 shares)(1)		13.3	18.8

				37.8	43.3
eLynx Holdings, Inc.	IT Services	Senior Debt (11.7%, Due 9/09 – 9/12)(7)	16.8	16.6	16.6
		Subordinated Debt (15.0%, Due 12/10 – 12/11)(7)	9.0	8.8	8.8
		Redeemable Preferred Stock (21,114 shares)(1)		9.0	10.1
		Common Stock (11,261 shares)(1)		1.1	—
		Common Stock Warrants (131,281 shares)(1)		13.1	0.7

				48.6	36.2
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (12.9%, Due 5/11)(7)	7.4	7.3	7.3
		Subordinated Debt (16.8%, Due 5/12 – 5/13)(7)	11.5	11.4	11.4
		Convertible Preferred Stock (233,202 shares)(1)		11.4	2.3

				30.1	21.0
European Capital Limited(3)	Diversified Financial	Participating Preferred Shares (52,074,548 shares)(1)		653.7	728.9
	Services	Ordinary Shares (100 shares)(1)		—	—
		Participating Preferred Warrants (18,750,000 shares)(1)		—	22.1

				653.7	751.0
European Touch, LTD. II	Commercial Services &	Subordinated Debt (12.4%, Due 5/07)(7)	15.6	15.6	15.6
	Supplies	Redeemable Preferred Stock (315 shares)		0.4	0.4
		Common Stock (2,027 shares)(1)		1.1	4.4
		Common Stock Warrants (7,105 shares)(1)		3.7	13.8

				20.8	34.2
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (18.5%, Due 2/07 – 11/09)(6)	5.5	5.0	—
Fosbel Global Services	Commercial Services &	Senior Debt (9.3%, Due 7/10 – 7/11)(7)	43.5	43.0	43.0
(LUXCO) S.C.A(3)	Supplies	Subordinated Debt (14.3%, Due 7/12 – 7/13)(7)	24.8	24.5	24.5
		Redeemable Preferred Stock (22,153,338 shares)(1)		22.1	19.8
		Convertible Preferred Stock (1,824,393 shares)(1)		3.6	—
		Common Stock (130,313 shares)(1)		0.3	—

				93.5	87.3
Future Food, Inc.	Food Products	Senior Debt (13.3%, Due 7/10)(7)	9.8	9.7	9.7
		Subordinated Debt (12.4%, Due 7/11 – 7/12)(7)	14.0	12.8	12.8
		Common Stock (64,917 shares)(1)		13.0	6.7
		Common Stock Warrants (6,500 shares)(1)		1.3	1.0

				36.8	30.2

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (13.1%, Due 2/10 – 2/12)(7)	47.7	47.3	47.3
		Subordinated Debt (15.0%, Due 2/13)(7)	30.7	30.3	30.3
		Common Stock (155,513 shares)(1)		18.6	31.0

				96.2	108.6
Halex Holdings Corp.	Construction Materials	Senior Debt (12.3%, Due 7/08 – 10/08)	21.8	21.7	21.7
		Subordinated Debt (15%, Due 8/10)(6)	14.1	12.9	10.2
		Redeemable Preferred Stock (16,113,132 shares)(1)		25.1	—
		Common Stock (36,338,814 shares)(1)		—	—
		Common Stock Warrants (18,750,000 shares)(1)		—	—

				59.7	31.9
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury	Senior Debt (11.0%, Due 12/10)	8.5	8.4	8.4
	Goods	Senior Debt (13.3%, Due 12/10)(6)	3.8	3.4	0.6
		Convertible Preferred Stock (10,194 shares)(1)		3.0	—
		Common Stock (14,250 shares)(1)		4.8	—

				19.6	9.0
Hospitality Mints, Inc.	Food Products	Senior Debt (13.3%, Due 11/10)(7)	7.4	7.3	7.3
		Subordinated Debt (12.4%, Due 11/11 – 11/12)(7)	18.5	18.2	18.2
		Convertible Preferred Stock (66,639 shares)		13.4	19.8
		Common Stock Warrants (86,817 shares)(1)		0.1	1.0

				39.0	46.3
KIC Holdings Corp.	Building Products	Senior Debt (12.5%, Due 9/10)	7.5	7.5	7.5
		Subordinated Debt (12.0%, Due 9/11)	12.4	12.0	12.0
		Redeemable Preferred Stock (21,249 shares)(1)		11.5	0.8
		Common Stock (9,397 shares)(1)		—	—
		Common Stock Warrants (147,216 shares)(1)		3.1	—

				34.1	20.3
Lifoam Holdings, Inc.	Leisure Equipment &	Senior Debt (10.6%, Due 6/07 – 6/10)(7)	35.7	35.5	35.5
	Products	Subordinated Debt (14.3%, Due 6/11 – 6/12)(7)	22.7	22.4	22.4
		Redeemable Preferred Stock (6,160 shares)(1)		4.2	1.4
		Common Stock (14,000 shares)(1)		1.4	—
		Common Stock Warrants (29,304 shares)(1)		2.9	—

				66.4	59.3
Logex Corporation	Road & Rail	Subordinated Debt (12.6%, Due 7/08)(6)	36.7	29.7	9.7
		Redeemable Preferred Stock (416 shares)(1)		2.3	—
		Common Stock (487,019 shares)(1)		0.5	—

				32.5	9.7
LVI Holdings, LLC	Commercial Services &	Senior Debt (10.9%, Due 2/10)(7)	3.4	3.3	3.3
	Supplies	Subordinated Debt (18.0%, Due 2/13)(7)	10.1	10.0	10.0

				13.3	13.3
MBT International, Inc.	Distributors	Senior Subordinated Debt (13.0%, Due 5/09)	1.0	0.8	0.8
		Junior Subordinated Debt (9.0%, Due 5/09)(6)	6.4	4.1	1.8

				4.9	2.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
MW Acquisition Corporation	Health Care Providers &	Senior Debt (8.9%, Due 12/12)(7)	9.0	9.0	9.0
	Services	Subordinated Debt (16.1%, Due 2/13 – 2/14)(7)	24.1	23.8	23.8
		Convertible Preferred Stock (45,647 shares)		16.2	16.2
		Common Stock (61,864 shares)(1)		—	12.3

				49.0	61.3
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.5%, Due 6/09)	10.0	9.4	9.4
		Subordinated Debt (8.0%, Due 7/13)	0.6	0.1	0.6
		Common Stock (574,917 shares)(1)		0.1	25.2

				9.6	35.2
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.1%, Due 12/08 - 12/09)(7)	31.7	27.9	27.9
		Convertible Preferred Stock (22,430 shares)(1)		8.0	10.8
		Common Stock (70 shares)(1)		—	—

				35.9	38.7
Nspired Holdings, Inc.	Food Products	Senior Debt (9.6%, Due 12/08)	16.6	16.5	16.5
		Senior Debt (10.0%, Due 12/09)(6)	5.5	5.1	0.5
		Redeemable Preferred Stock (17,150 shares)(1)		17.1	—
		Common Stock (11,712,947shares)(1)		3.5	—

				42.2	17.0
PaR Systems, Inc.	Machinery	Subordinated Debt (14.9%, Due 2/10)(7)	9.1	9.1	9.1
		Common Stock (238,855 shares)(1)		0.8	1.4
		Common Stock Warrants (20,444 shares)(1)		—	0.1

				9.9	10.6
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (8.9%, Due 5/12)(7)	4.0	3.6	3.6
		Subordinated Debt (14.8%, Due 12/13 – 12/14)(7)	28.1	27.8	27.8
		Common Stock (69,159 shares)(1)		13.6	28.6

				45.0	60.0
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.3%, Due 12/11 – 12/12)(7)	16.5	16.3	16.3
		Subordinated Debt (15.0%, Due 12/14)(7)	15.0	14.8	14.8
		Convertible Preferred Stock (240,984 shares)		2.9	2.9
		Common Stock (60,246 shares)(1)		0.7	0.7

				34.7	34.7
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (12.3%, Due 6/12)(7)	10.0	9.9	9.9
		Subordinated Debt (14.1%, Due 6/13)(7)	23.0	22.7	22.7
		Redeemable Preferred Stock (43,547 shares)		35.3	35.3
		Common Stock (48,384 shares)(1)		4.6	4.6
		Common Stock Warrants (139,367 shares)(1)		13.9	13.9

				86.4	86.4
Precitech Holdings, Inc.	Machinery	Junior Subordinated Debt (17.0%, Due 12/12)(6)	8.0	4.7	2.2
Ranpak Acquisition, Inc.	Containers & Packaging	Senior Debt (7.9%, Due 12/11)	2.7	2.7	2.7
		Subordinated Debt (13.6%, Due 12/12-12/13)(7)	104.7	103.3	103.3
		Redeemable Preferred Stock (114,117 shares)		86.2	86.2
		Common Stock (126,797shares)(1)		12.7	17.4
		Common Stock Warrants (379,379 shares)(1)		37.9	72.0

				242.8	281.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Reef Point Systems, Inc.	Communications Equipment	Convertible Preferred Stock (46,666,666 shares)(1)		8.4	7.9
SAV Holdings, Inc.	Commercial Services &	Senior Debt (12.3%, Due 11/11)(7)	17.0	16.6	16.6
	Supplies	Subordinated Debt (14.0%, Due 11/12)(7)	12.3	12.1	12.1
		Redeemable Preferred Stock (18,144 shares)		19.9	19.9
		Common Stock (2,016,000 shares)(1)		2.0	34.0

				50.6	82.6
Sixnet, LLC	Electronic Equipment &	Senior Debt (10.4%, Due 6/10)(7)	9.0	8.9	8.9
	Instruments	Subordinated Debt (17.0%, Due 6/13)(7)	9.8	9.7	9.7
		Membership Units (339 units)(1)		4.2	8.6

				22.8	27.2
Stravina Holdings, Inc.	Personal Products	Senior Debt (10.0%, Due 01/10 – 4/11)	31.1	31.2	27.9
		Senior Debt (14.0%, Due 01/10 – 4/11)(6)	23.7	21.4	—
		Subordinated Debt (18.5%, Due 2/11)(6)	5.9	3.2	—
		Redeemable Preferred Stock (7,564,822 shares)(1)		5.0	—
		Common Stock (76,300 shares)(1)		—	—

				60.8	27.9
UFG Real Estate Holdings, LLC	Real Estate	Common Membership (70 shares)(1)		3.5	3.5
Unwired Holdings, Inc.	Household Durables	Senior Debt (9.3%, Due 6/10 – 6/11)	0.1	0.1	0.1
		Senior Debt (12.8%, Due 6/11)(6)	8.2	7.5	2.9
		Subordinated Debt (15.0%, Due 6/12 – 6/13)(6)	17.2	14.8	—
		Redeemable Preferred Stock (12,740 shares)(1)		12.7	—
		Preferred Stock Warrants (39,690 shares)(1)		—	—
		Common Stock (126,001 shares)(1)		1.3	—
		Common Stock Warrants (439,205 shares)(1)		—	—

				36.4	3.0
VP Acquisitions Holdings,	Health Care Equipment &	Subordinated Debt (14.5%, Due 10/13 – 10/14)(7)	18.6	18.2	18.2
Inc.	Supplies	Common Stock (23,750 shares)(1)		29.7	35.3
		Common Stock Warrants (2,720 shares)(1)		—	—

				47.9	53.5
Warner Power, LLC	Electrical Equipment	Senior Debt (12.3%, Due 12/07)	6.3	6.3	6.3
		Subordinated Debt (12.6%, Due 12/07)	5.0	4.8	4.8
		Redeemable Preferred Stock (4,558,400 units)(1)		3.6	3.6
		Common Membership Units (33,175 units)(1)		2.3	0.6

				17.0	15.3
Subtotal Control Investments (32% of total investment assets and liabilities at fair value)				2,416.3	2,610.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS

Wachovia Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	2 Contracts (4.6%, Expiring 1/14 – 12/15)	272.0	—	8.2
Bank Of America, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (4.7%, Expiring 8/15)	37.0	0.5	0.6
BMO Financial Group	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (5.1%, Expiring 11/16)	13.0	—	0.1
Bayerische Hypo-Und Vereinsbank AG, NY	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (5.1%, Expiring 12/16)	11.0	—	0.1
Citibank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (4.6%, Expiring 4/12)	530.0	—	8.2
Credit Suisse International	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (4.7%, Expiring 9/15)	73.0	1.0	1.3
HSBC Bank USA, National Association	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (4.7%, Expiring 8/15)	37.0	0.5	0.6
PNC Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (5.2%, Expiring 11/16)	27.0	—	0.1
WestLB AG	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (4.9%, Expiring 12/16)	17.0	—	0.4
Citibank, N.A.	Foreign Exchange Forward—Pay Euros / Receive GBP	1 Contract (Expiring 2/11)	—	—	0.2
Citibank, N.A.	Interest Rate Swaption—Pay Floating/ Receive Fixed	1 Contract (4.6%, Expiring 4/12)	40.0	—	0.3
BMO Financial Group	Interest Rate Swaption—Pay Floating/ Receive Fixed	1 Contract (5.5%, Expiring 2/13)	23.0	—	0.2
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)				2.0	20.3
Total Investment Assets				$7,781.0	$8,075.8

DERIVATIVE AGREEMENTS

Wachovia Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	5 Contracts (5.3%, Expiring 2/16 – 6/16)	$78.0	$—	$(1.6)
Citibank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	4 Contracts (5.6%, Expiring 5/16 – 6/20)	44.0	—	(1.6)
Bayerische Hypo-Und Vereinsbank AG, NY	Interest Rate Swap—Pay Fixed/ Receive Floating	3 Contracts (5.7%, Expiring 6/16 – 7/16)	55.0	—	(2.6)
BMO Financial Group	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (5.4%, Expiring 2/13)	286.0	—	(6.5)
PNC Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (5.7%, Expiring 6/16)	26.0	—	(1.0)
Total Investment Liabilities (less than 1% of total investment assets and liabilities at fair value)				$—	$(13.3)

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

(1)	Non-income producing.
(2)	Publicly traded company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		$0.2	$—
A.H. Harris & Sons, Inc.	Distributors	Subordinated Debt (12.0%, Due 12/06)(7)	$10.0	9.9	9.9
		Common Stock Warrants (2,004 shares)(1)		0.5	3.0

				10.4	12.9
Alemite Holdings, Inc.	Machinery	Common Stock Warrants (146,250 shares)(1)		0.1	2.4
AmSan, LLC	Distributors	Senior Debt (11.7%, Due 8/10)(7)	25.0	24.7	24.7
Astrodyne Corporation	Electrical Equipment	Senior Debt (12.2%, Due 4/11)(7)	6.5	6.4	6.4
		Subordinated Debt (12.0%, Due 4/12)(7)	11.0	10.8	10.8
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (552,705 shares)		10.8	10.8

				28.0	28.0
BarrierSafe Solutions	Commercial Services &	Senior Debt (12.8%, Due 9/10)(7)	15.0	14.9	14.9
International, Inc.	Supplies	Subordinated Debt (16.0%, Due 9/11 – 9/12)(7)	52.0	51.4	51.4

				66.3	66.3
BBB Industries, LLC	Auto Components	Senior Debt (13.8%, Due 5/11)(7)	20.0	19.8	19.8
		Subordinated Debt (17.5%, Due 11/11)(7)	5.3	5.2	5.2

				25.0	25.0
BC Natural Foods, LLC	Food Products	Subordinated Debt (17.0%, Due 9/10)(7)	15.4	14.9	14.9
		Common Membership Warrants (15.2% membership interest)(1)		3.3	8.6

				18.2	23.5
Beacon Hospice, Inc.	Health Care Providers &	Senior Debt (11.4%, Due 2/08 – 2/11)(7)	9.4	9.2	9.2
	Services	Subordinated Debt (14.5%, Due 2/12)(7)	10.2	10.1	10.1

				19.3	19.3
BLI Partners, LLC	Personal Products	Common Membership Interest(1)		17.3	—
Breeze Industrial Products Corporation	Auto Components	Subordinated Debt (14.5%, Due 9/12 – 8/13)(7)	13.3	13.2	13.2
Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)(7)	117.4	115.7	115.7
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (9.7%, Due 7/12)(7)	3.0	3.0	3.0
CH Holding Corp.	Leisure Equipment &	Senior Debt (11.3%, Due 5/11)(7)	14.0	13.8	13.8
	Products	Subordinated Debt (14.7%, Due 5/12)(7)	37.5	28.8	37.7
		Redeemable Preferred Stock (20,119 shares)(1)		18.6	0.1
		Convertible Preferred Stock (950,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				61.2	51.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
CL Holding, Inc.	Textiles, Apparel & Luxury	Subordinated Debt (13.7%, Due 3/10)(7)	24.6	21.6	21.7
	Goods	Common Stock Warrants (197,322 shares)(1)		5.4	2.9
		Common Stock (11,850 shares)(1)		—	—
		Preferred Stock Warrants (1,564 shares)(1)		—	—
		Redeemable Preferred Stock (11,850 shares)(1)		0.5	0.2

				27.5	24.8
Corporate Benefit Services of	Commercial Services &	Subordinated Debt (16.0%, Due 7/10)(7)	15.8	15.2	15.2
America, Inc.	Supplies	Common Stock Warrants (6,828 shares)(1)		0.7	0.7

				15.9	15.9
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, due 3/11)(7)	14.0	11.3	11.3
		Common Stock Warrants (5,799,187 shares)(1)		3.9	3.8
		Redeemable Preferred Stock (2,000 shares)		1.6	1.6

				16.8	16.7
DelStar, Inc.	Building Products	Senior Debt (8.0%, Due 12/10-12/11)(7)	40.0	39.3	39.3
		Subordinated Debt (14.0%, Due 12/12)(7)	17.6	17.4	17.4
		Convertible Preferred Stock (50,722 shares)		5.1	5.1
		Redeemable Preferred Stock (45,650 shares)		16.9	16.9
		Common Stock Warrants (152,701 shares)(1)		29.0	29.0

				107.7	107.7
Direct Marketing International LLC	Media	Subordinated Debt (14.3%, Due 7/12)(7)	24.2	23.9	23.9
Dynisco Parent, Inc.	Electronic Equipment &	Common Stock (10,000 shares)(1)		0.7	0.7
	Instruments	Common Stock Warrants (2,115 shares)(1)		0.1	0.1

				0.8	0.8
EAG Acquisition, LLC	Commercial Services &	Senior Debt (8.3%, Due 1/06 – 9/10)(7)	13.7	13.4	13.4
	Supplies	Subordinated Debt (16.0%, Due 9/11)	11.7	11.5	11.5
		Common Stock Warrants (7,000,000 shares)(1)		—	—
		Redeemable Preferred Stock (7,000,000 shares)		7.2	7.2

				32.1	32.1
Edline, LLC	Software	Senior Debt (11.3%, Due 7/10)(7)	2.8	2.8	2.8
		Subordinated Debt (12.0%, Due 7/11)(7)	5.0	3.2	3.2
		Membership Warrants (2,121,212 units)(1)		1.8	1.8

				7.8	7.8
FAMS Acquisition, Inc.	Diversifed Financial Services	Senior Debt (10.8%, Due 8/10 – 8/11)(7)	32.1	31.6	31.6
		Subordinated Debt (14.8%, Due 8/12 – 8/13)(7)	24.2	23.9	23.9
		Convertible Preferred Stock (1,477,557 shares)(1)		35.9	35.9

				91.4	91.4
Formed Fiber Technologies,	Auto Components	Subordinated Debt (15.0%, Due 8/11)(7)	14.8	14.6	14.6
Inc.		Common Stock Warrants (122,397 shares)(1)		0.1	1.3

				14.7	15.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Gibson Guitar Corp.	Leisure Equipment & Products	Senior Debt (11.0%, Due 8/10)(7)	32.5	31.7	31.7
H-Cube, LLC(3)	IT Services	Senior Debt (17.3%, Due 5/11)(7)	47.5	46.8	46.8
		Common Units (265,565 units)(1)		—	—
		Preferred Units (1,330 units)(1)		1.4	1.4

				48.2	48.2
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12)(7) Redeemable Preferred Stock (5,000 shares)	31.0	30.7 6.3	30.7 6.3

				37.0	37.0
HP Evenflo Acquisition Co.	Household Durables	Senior Debt (12.8%, Due 8/10)(7)	23.0	22.8	22.8
		Common Stock (250,000 shares)(1)		2.5	2.5

				25.3	25.3
Infiltrator Systems, Inc.	Building Products	Subordinated Debt (14.0%, Due 9/13)(7)	29.1	28.6	28.6
Inovis International, Inc.	Software	Senior Debt (10.9%, Due 5/10)	90.0	88.7	88.7
IPC Acquisition Corp.	Communications Equipment	Senior Debt (11.7%, Due 8/12)(7)	8.0	8.0	8.0
Milton’s Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)(7)	8.6	8.5	8.5
Mirion Technologies	Electrical Equipment	Senior Debt (8.8%, Due 5/06 – 11/11)(7)	104.8	103.6	103.3
		Subordinated Debt (14.7%, Due 9/09 – 5/12)(7)	45.3	44.7	44.7
		Convertible Preferred Stock (747,431 shares)		57.5	57.5
		Common Stock (42,032 shares)(1)		4.8	4.8
		Common Stock Warrants (279,262 shares)(1)		31.8	31.8

				242.4	242.1
MTS Group, LLC	Textiles, Apparel & Luxury	Senior Debt (11.3%, Due 10/11)(7)	16.8	16.5	16.5
	Goods	Subordinated Debt (14.0%, Due 10/12)(7)	16.3	16.1	16.1
		Common Stock (797,448 shares)(1)		1.0	1.0

				33.6	33.6
Nailite International, Inc.	Building Products	Subordinated Debt (14.3%, Due 4/10)(7)	9.6	8.7	8.7
		Common Stock Warrants (247,368 shares)(1)		1.2	1.9

				9.9	10.6
NewQuest, Inc.	Health Care Providers & Services	Subordinated Debt (15.0%, Due 3/12)(7)	35.9	35.4	35.4
Nursery Supplies, Inc.	Containers & Packaging	Subordinated Debt (14.0%, Due 5/13)(7)	20.2	19.9	19.9
Pelican Products, Inc.	Containers & Packaging	Senior Debt (11.5%, Due 10/11)(7)	15.0	14.8	14.8
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt (10.7%, Due 12/10 – 12/11)(7)	26.1	26.0	26.0
		Subordinated Debt (15.0%, Due 12/12)(7)	16.9	16.9	16.9

				42.9	42.9
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2.6	7.3
Retriever Acquisition Co.	Diversified Financial Services	Subordinated Debt (15.0%, Due 6/12)(7)	26.7	26.4	26.4
Rocky Shoes & Boots, Inc.(2)	Textiles, Apparel & Luxury Goods	Senior Debt (12.3%, Due 1/11)(7)	30.0	29.6	29.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Safemark Acquisitions, Inc.	Commercial Services &	Senior Debt (12.2%, Due 6/06 – 6/10)(7)	5.2	5.2	5.2
	Supplies	Subordinated Debt (14.4%, Due 6/11 – 6/12)(7)	12.6	12.3	12.3
		Convertible Preferred Stock (3,000 shares)(1)		0.3	0.3
		Redeemable Preferred Stock (11,000 shares)(1)		6.8	6.8
		Convertible Preferred Stock Warrants (50,175 shares)(1)		5.0	1.3

				29.6	25.9
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (97,104 shares)(1)		6.6	5.8
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)(7)	10.5	9.9	9.9
		Common Stock Warrants (5,187 shares)(1)		0.5	0.5

				10.4	10.4
SDP Consulting, Inc.	Construction & Engineering	Senior Debt (11.7%, Due 8/09 – 8/11)(7)	30.9	30.6	30.6
		Common Stock (50,000 shares)(1)		0.5	0.5

				31.1	31.1
Selig Sealing Products, Inc.	Containers & Packaging	Senior Debt (10.7%, Due 4/12)(7)	14.5	14.3	14.3
SmithBucklin Corporation	Commercial Services &	Senior Debt (11.2%, Due 6/11)(7)	10.0	9.9	9.9
	Supplies	Subordinated Debt (14.5%, Due 6/12)(7)	7.1	7.0	7.0

				16.9	16.9
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (10.9%, Due 8/09-8/12)(7)	22.6	22.4	22.4
SSH Acquisition, Inc.	Commercial Services &	Senior Debt (11.3%, Due 9/12)(7)	12.5	12.3	12.3
	Supplies	Subordinated Debt (14.0%, Due 9/13)(7)	18.6	18.3	18.4
		Convertible Preferred Stock (511,000 shares)		51.9	61.6

				82.5	92.3
Stein World, LLC	Household Durables	Senior Debt (12.3%, Due 10/11)(7)	8.7	8.5	8.5
		Subordinated Debt (16.0%, Due 10/12 – 10/13)(7)	23.3	23.0	23.0

				31.5	31.5
Supreme Corq Holdings, LLC	Household Products	Senior Debt (7.8%, Due 6/09)	3.8	3.7	3.7
		Subordinated Debt (12.0%, Due 6/12)(7)	5.0	4.6	4.6
		Common Membership Warrants (3,359 shares)(1)		0.4	0.4

				8.7	8.7
Technical Concepts Holdings,	Building Products	Senior Debt (10.4%, Due 2/08 – 2/10)(7)	13.4	13.4	13.4
LLC		Subordinated Debt (12.3%, Due 2/11 – 2/12)(7)	15.0	13.6	13.6
		Common Membership Warrants (792,149 shares)(1)		1.7	1.7

				28.7	28.7
The Hilsinger Company	Health Care Equipment &	Senior Debt (11.5%, Due 5/10)(7)	17.2	17.0	17.0
	Supplies	Subordinated Debt (14.5%, Due 5/12)(7)	13.0	12.9	12.9

				29.9	29.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
The Tensar Corporation	Construction & Engineering	Senior Debt (11.5%, Due 4/13)(7)	84.0	82.7	82.7
		Subordinated Debt (17.5%, Due 10/13)	20.6	20.3	20.3

				103.0	103.0
Three Sixty Asia, Ltd.(3)	Commercial Services &	Senior Debt (12.3%, Due 9/08)	7.0	7.0	7.0
	Supplies	Common Equity(1)		4.1	—

				11.1	7.0
TransFirst Holdings, Inc.	Commercial Services &	Senior Debt (12.1%, Due 3/11)(7)	13.0	12.9	12.9
	Supplies	Subordinated Debt (15.0%, Due 4/12)(7)	16.4	16.3	16.3

				29.2	29.2
Tyden Caymen Holdings	Electronic Equipment &	Senior Debt (11.8%, Due 11/11)(7)	12.0	11.8	11.8
Corp.	Instruments	Subordinated Debt (13.8%, Due 5/12)(7)	14.5	14.3	14.3
		Common Stock (2,000,000 shares)(1)		2.0	3.2

				28.1	29.3
TZ Holdings, Inc.	Diversified Telecommunication Services	Common Stock (17,544 shares)(1)		1.0	1.0
UAV Corporation	Leisure Equipment &	Junior Subordinated Debt (11.2%, Due 5/10)	9.0	8.9	8.9
	Products	Senior Subordinated Debt (16.3%, Due 5/10)(6)	15.5	14.7	2.6

				23.6	11.5
Unique Fabricating	Auto Components	Senior Debt (11.8%, Due 2/10 – 2/12)(7)	5.9	5.8	5.8
Incorporated		Subordinated Debt (14.9%, Due 2/13)(7)	6.9	6.8	6.8
		Redeemable Preferred Stock (2,500 shares)		2.4	2.4
		Common Stock Warrants (6,350 shares)(1)		0.3	0.3

				15.3	15.3
Vector Products, Inc.	Electronic Equipment & Instruments	Senior Debt (11.8%, Due 9/10)(7)	35.0	34.5	34.5
Visador Holding Corp.	Building Products	Subordinated Debt (15.0%, Due 2/10)(7)	10.6	10.2	10.2
		Common Stock Warrants (4,284 shares)(1)		0.5	1.6

				10.7	11.8
WIL Research Holding	Biotechnology	Subordinated Debt (13.8%, Due 9/11)(7)	15.6	15.4	15.4
Company, Inc.		Redeemable Preferred Stock (5,000,000 shares)		6.0	6.0
		Convertible Preferred Stock (1,210,086 shares)		1.3	1.3

				22.7	22.7
CMBS INVESTMENTS
J.P. Morgan Chase Commercial Mortgage Securities Corp. Series 2005-LDP5	Real Estate	Commercial Mortgage Pass-Through Certificates, (5.0%, Due 12/15)(7)	136.2	78.6	78.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
CDO INVESTMENTS
Colts 2005-1 Ltd.	Diversified Financial Services	Preferrence Shares (360 shares)		11.0	12.8
Subtotal Non-Control / Non-Affiliate Investments (42% of total investment assets and liabilities at fair value)				2,156.1	2,135.8
AFFILIATE INVESTMENTS
Bankruptcy Management	Commercial Services &	Senior Debt (12.9%, Due 12/10)(7)	18.0	17.7	17.7
Solutions, Inc.	Supplies	Subordinated Debt (15.5%, Due 12/12)(7)	28.0	27.6	27.6
		Common Stock (281,534 shares)(1)		—	6.1
		Common Stock Warrants (101,179 shares)(1)		—	2.2

				45.3	53.6
Compusearch Holdings Company, Inc.	Software	Subordinated Debt (12.0%, Due 6/12)(7)	12.5	12.3	12.3
		Convertible Preferred Stock (40,039 shares)		1.6	1.6

				13.9	13.9
Continental Structural Plastics,	Auto Components	Subordinated Debt (14.0%, Due 2/13)(7)	11.2	11.0	11.0
Inc.		Common Stock (3,000 shares)(1)		0.3	0.3
		Redeemable Preferred Stock (2,700 shares)		2.9	2.9

				14.2	14.2
Edge Products, LLC	Auto Components	Senior Debt (9.3%, Due 3/10)(7)	10.9	10.7	10.7
		Subordinated Debt (12.4%, Due 3/13)(7)	13.6	13.5	13.5
		Common Membership Units (7,620 units)(1)		1.8	2.3
		Common Membership Warrants (13,780 units)(1)		—	1.8

				26.0	28.3
FMI Holdco I, LLC	Road & Rail	Subordinated Debt (13.0%, Due 4/10)(7)	13.5	12.6	12.6
		Common Units (626,085 units)(1)		2.7	2.4
		Preferred Units (410,778 units)(1)		1.7	1.7

				17.0	16.7
Kirby Lester Holdings, LLC	Health Care Equipment &	Senior Debt (10.8%, Due 9/10 – 9/12)(7)	11.8	11.5	11.5
	Supplies	Subordinated Debt (16.0%, Due 9/13)	11.7	11.6	11.6
		Preferred Units (375 units)(1)		0.4	0.4

				23.5	23.5
Marcal Paper Mills, Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	3.5
		Common Stock (209,254 shares)(1)		—	3.5

				—	7.0
Nivel Holdings, LLC	Distributors	Subordinated Debt (14.6%, Due 2/11 – 2/12)(7)	8.8	8.7	8.7
		Preferred Units (900 units)(1)		0.9	0.9
		Common Units (100,000 units)(1)		0.1	0.4
		Common Membership Warrants (41,360 units)(1)		—	0.1

				9.7	10.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
NPC Holdings, Inc.	Building Products	Senior Debt (11.2%, Due 6/12)(7)	4.5	4.4	4.4
		Subordinated Debt (15.0%, Due 6/13)(7)	8.1	8.0	8.0
		Common Stock (80 shares)(1)		—	—
		Redeemable Preferred Stock (13,275 shares)		9.4	9.4
		Convertible Preferred Stock (13,690 shares)		1.4	1.4
		Convertible Preferred Stock Warrants (43,782 shares)(1)		4.4	4.4

				27.6	27.6
NWCC Acquisitions, LLC	Containers & Packaging	Common Units (309,904 units)(1)		0.3	—
		Redeemable Preferred Units (2,777,419 units)(1)		2.6	2.6

				2.9	2.6
PaR Nuclear Holding Company	Machinery	Common Stock (341,222 shares)(1)		1.1	5.2
Qualitor Component Holdings,	Auto Components	Subordinated Debt (15.0%, Due 12/12)(7)	28.8	28.4	28.4
LLC		Common Units (500,000 units)(1)		0.5	—
		Preferred Units (4,500,000 units)(1)		4.5	3.3

				33.4	31.7
Radar Detection Holdings	Household Durables	Senior Debt (11.5%, Due 11/12)(7)	13.0	13.0	13.0
Corp		Common Stock (69,795 shares)(1)		1.0	9.8

				14.0	22.8
Riddell Holdings, LLC	Leisure Equipment & Products	Common Units (3,044,491 units)(1)		3.1	5.9
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12)(7)	17.7	17.5	17.5
		Common Stock (10,000 shares)(1)		10.0	10.0

				27.5	27.5
Roarke—Money Mailer, LLC	Media	Common Membership Interest (6% membership interest)(1)		1.5	3.9
Seroyal Holdings, L.P.(3)	Health Care Equipment &	Senior Debt (15.4%, Due 12/10)(7)	5.8	5.7	5.7
	Supplies	Subordinated Debt (14.5%, Due 12/11)(7)	9.1	8.7	8.7
		Partnership Units (144,552 units)(1)		1.3	1.3
		Redeemable Preferred Partnership Units (57,143 units)(1)		0.7	0.7

				16.4	16.4
TechBooks, Inc.	IT Services	Subordinated Debt (16.3%, Due 8/09)(7)	30.5	30.1	30.0
		Convertible Preferred Stock (4,373,178 shares)(1)		15.0	16.9

				45.1	46.9
The Hygenic Corporation	Health Care Equipment &	Subordinated Debt (15.5%, Due 1/12)(7)	11.0	10.9	10.9
	Supplies	Common Stock (200,000 shares)(1)		1.0	7.0
		Redeemable Preferred Stock (9,000 shares)		10.3	10.3

				22.2	28.2
Trinity Hospice, Inc.	Health Care Providers &	Senior Debt (11.4%, Due 6/06 – 6/07)(7)	16.2	16.1	16.0
	Services	Common Stock (131,399 shares)(1)		—	—
		Redeemable Preferred Stock (131,399 shares)(1)		4.0	—

				20.1	16.0

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Unwired Holdings, Inc.	Household Durables	Senior Debt (12.2%, Due 6/10 – 6/11)(7)	7.6	7.3	7.3
		Subordinated Debt (15.0%, Due 6/12 – 6/13)(7)	15.2	15.0	15.0
		Common Stock (100 shares)(1)		—	—
		Preferred Stock (16,200 shares)(1)		16.2	9.1
		Convertible Preferred Stock (179,901 shares)(1)		1.8	—

				40.3	31.4
WFS Holding, Inc.	Software	Subordinated Debt (14.0%, Due 2/12)(7)	12.2	12.1	12.1
		Convertible Preferred Stock (35,000,000 shares)(1)		3.5	3.5

				15.6	15.6
Subtotal Affiliate Investments (9% of total investment assets and liabilities at fair value)				420.4	449.0
CONTROL INVESTMENTS
3SI Acquisition Holdings, Inc.	Electronic Equipment &	Subordinated Debt (14.8%, Due 10/10 – 11/11)(7)	39.7	39.3	39.3
	Instruments	Common Stock (855 shares)(1)		27.3	55.3

				66.6	94.6
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		24.2	24.8
Aeriform Corporation	Chemicals	Senior Debt (9.3%, Due 6/08 – 7/08)	23.0	23.0	23.0
		Senior Subordinated Debt (14.0%, Due 5/09)	0.5	0.4	0.4
		Junior Subordinated Debt (0.0%, Due 5/09)(1)	46.2	35.0	1.2
		Common Stock Warrants (1,991,246 shares)(1)		—	—
		Redeemable Preferred Stock (10 shares)(1)		0.1	—

				58.5	24.6
American Decorative Surfaces	Building Products	Senior Debt (8.7%, Due 5/06)(6)	0.4	0.4	—
International, Inc.		Subordinated Debt (7.0%, Due 5/11)(6)	12.1	10.1	—
		Common Stock Warrants (64,868 shares)(1)		—	—
		Convertible Preferred Stock (55,000 shares)(1)		8.2	—

				18.7	—
ASC Industries, Inc.	Auto Components	Subordinated Debt (12.4%, Due 10/10 – 10/11)(7)	20.5	18.7	18.7
		Common Stock Warrants (74,888 shares)(1)		6.5	25.7
		Redeemable Preferred Stock (72,000 shares)		5.1	5.1

				30.3	49.5
Auxi Health, Inc.	Health Care Providers &	Senior Debt (11.3%, Due 12/07)	5.3	5.3	5.3
	Services	Subordinated Debt (13.9%, Due 9/06 – 3/09)	18.6	15.7	15.8
		Subordinated Debt (14.0%, Due 3/09)(6)	8.3	3.2	0.5
		Common Stock Warrants (4,268,905 shares)(1)		2.6	1.8
		Convertible Preferred Stock (13,301,300 shares)(1)		2.7	—

				29.5	23.4
Biddeford Real Estate	Real Estate	Senior Debt (8.0%, Due 5/14)(7)	3.6	3.0	3.0
Holdings, Inc.		Common Stock (100 shares)(1)		0.5	0.5

				3.5	3.5
BPWest, Inc.	Energy Equipment &	Senior Debt (11.8%, Due 7/11)(7)	7.0	6.9	6.9
	Services	Subordinated Debt (15.0%, Due 7/12)(7)	6.1	6.0	6.0
		Redeemable Preferred Stock (7,800 shares)		8.1	8.1
		Common Stock (780,000 shares)(1)		—	—

				21.0	21.0

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Bridgeport International,	Machinery	Senior Debt (12.0%, Due 11/10)	4.6	0.2	0.2
LLC(3)		Common membership units (100 units)(1)		7.0	4.8

				7.2	5.0
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1.5	0.4
Consolidated Utility Services,	Commercial Services &	Subordinated Debt (15.0%, Due 5/10)(7)	6.7	6.6	6.6
Inc.	Supplies	Common Stock (58,906 shares)(1)		—	2.6
		Redeemable Preferred Stock (3,625,000 shares)		3.9	3.9

				10.5	13.1
Cottman Acquisitions, Inc.	Commercial Services &	Subordinated Debt (14.3%, Due 9/11 – 9/12)(7)	15.0	14.2	14.2
	Supplies	Redeemable Preferred Stock (252,020 shares)		18.5	18.5
		Common Stock Warrants (111,965 shares)(1)		11.2	11.1
		Common Stock (65,000 shares)(1)		6.5	3.1

				50.4	46.9
DanChem Technologies, Inc.	Chemicals	Senior Debt (10.3%, Due 12/10)	12.9	12.9	12.9
		Common Stock (427,719 shares)(1)		2.5	—
		Redeemable Preferred Stock (12,953 shares)(1)		10.9	0.9
		Common Stock Warrants (401,622 shares)(1)		2.2	—

				28.5	13.8
ECA Acquisition Holdings,	Health Care Equipment &	Senior Debt (12.6%, Due 4/10 – 4/12)(7)	16.5	16.2	16.2
Inc.	Supplies	Subordinated Debt (16.5%, Due 4/14)(7)	9.8	9.6	9.6
		Common Stock (1,000 shares)(1)		19.0	19.0

				44.8	44.8
eLynx Holdings, Inc.	IT Services	Senior Debt (11.3%, Due 12/09)(7)	8.9	8.8	8.8
		Subordinated Debt (15.0%, Due 12/10 – 12/11)(7)	8.7	8.6	8.6
		Common Stock (9,326 shares)(1)		0.9	0.9
		Redeemable Preferred Stock (17,488 shares)		8.1	8.1
		Common Stock Warrants (108,735 shares)(1)		10.9	10.9

				37.3	37.3
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (11.8%, Due 5/11)(7)	7.4	7.3	7.3
		Subordinated Debt (15.7%, Due 5/12 – 5/13)(7)	11.3	11.1	11.1
		Convertible Preferred Stock (333,145 shares)		16.2	16.2

				34.6	34.6
Euro-Caribe Packing	Food Products	Senior Debt (9.4%, Due 5/06 – 3/08)(7)	8.1	8.1	8.1
Company, Inc.		Subordinated Debt (11.0%, Due 3/08)(6)(7)	7.8	7.7	7.3
		Common Stock Warrants (31,897 shares)(1)		1.1	—
		Convertible Preferred Stock (260,048 shares)(1)		5.7	—

				22.6	15.4

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
European Capital Limited(3)	Diversified Financial	Senior Debt (5.5%, Due 3/06)	24.9	24.9	24.9
	Services	Ordinary Shares (100 shares)(1)(8)		—	—
		Participating Preferred Shares (52,074,548 shares)(1)		153.3	153.3

				178.2	178.2
European Touch, LTD. II	Commercial Services &	Senior Debt (9.0%, Due 11/06)(7)	2.3	2.3	2.3
	Supplies	Subordinated Debt (12.4%, Due 11/06)(7)	15.6	14.5	14.5
		Common Stock (2,895 shares)(1)		1.5	6.3
		Redeemable Preferred Stock (450 shares)		0.6	0.5
		Common Stock Warrants (7,105 shares)(1)		3.7	16.2

				22.6	39.8
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury	Senior Debt (17.7%, Due 11/09)(7)	4.5	4.5	4.5
	Goods	Subordinated Debt (14.9%, Due 11/10 – 11/11)(7)	12.5	12.4	12.4
		Common Stock (970,583 shares)(1)		9.7	22.2
		Redeemable Preferred Stock (145,000 shares)		11.2	11.2

				37.8	50.3
Fosbel Global Services	Commercial Services &	Senior Debt (8.2%, Due 7/10 – 7/11)(7)	39.5	38.8	38.8
(LUXCO) S.C.A(3)	Supplies	Subordinated Debt (14.3%, Due 7/12 – 7/13)(7)	24.2	23.9	23.9
		Redeemable Preferred Stock (31,647,625 shares)(1)		31.6	34.1
		Convertible Preferred Stock (2,606,275 shares)(1)		5.2	0.1
		Common Stock (186,161 shares)(1)		0.4	—

				99.9	96.9
Future Food, Inc.	Food Products	Senior Debt (12.2%, Due 7/10)(7)	9.9	9.8	9.8
		Subordinated Debt (12.4%, Due 7/11 – 7/12)(7)	14.0	12.7	12.7
		Common Stock (92,738 shares)(1)		18.5	16.5
		Common Stock Warrants (6,500 shares)(1)		1.3	1.2

				42.3	40.2
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (12.0%, Due 2/10 – 2/12)(7)	50.3	49.6	49.6
		Subordinated Debt (15.0%, Due 2/13)(7)	29.8	29.3	29.3
		Common Stock (221,672 shares)(1)		26.7	15.2

				105.6	94.1
Halex Holdings, Inc.	Construction Materials	Senior Debt (11.1%, Due 7/08 – 10/08)(7)	24.4	24.2	24.2
		Subordinated Debt (17.1%, Due 8/10)(7)	29.4	29.2	29.2
		Common Stock (163,083 shares)(1)		6.8	1.0
		Redeemable Preferred Stock (1,000 shares)		14.6	14.6
		Convertible Preferred Stock (145,996 shares)(1)		1.6	1.8

				76.4	70.8
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury	Senior Debt (10.5%, Due 12/10)(7)	14.2	13.9	13.9
	Goods	Subordinated Debt (16.0%, Due 12/10)(7)	5.3	4.9	4.9
		Subordinated Debt (19.0%, Due 12/10)(6)	3.8	3.2	1.5

				22.0	20.3

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Hospitality Mints, Inc.	Food Products	Senior Debt (12.2%, Due 11/10)(7)	7.4	7.4	7.4
		Subordinated Debt (12.4%, Due 11/11 – 11/12)(7)	18.5	18.2	18.2
		Convertible Preferred Stock (95,198 shares)		22.3	28.0
		Common Stock Warrants (86,817 shares)(1)		—	0.6

				47.9	54.2
Iowa Mold Tooling Co., Inc.	Machinery	Subordinated Debt (13.0%, Due 10/08)(7)	16.3	15.8	15.9
		Common Stock (426,205 shares)(1)		4.8	2.0
		Redeemable Preferred Stock (23,803 shares)		20.2	29.3
		Common Stock Warrants (530,000 shares)(1)		5.9	4.3

				46.7	51.5
Jones Stephens Corp.	Building Products	Subordinated Debt (16.1%, Due 10/10 – 10/11)(7)	22.5	22.2	22.2
		Common Stock (8,750 shares)(1)		3.5	15.4
		Redeemable Preferred Stock (1,000 shares)(1)		7.0	7.0
		Convertible Preferred Stock (8,750 shares)(1)		3.5	15.0

				36.2	59.6
KAC Holdings, Inc.	Chemicals	Subordinated Debt (16.6%, Due 2/11 – 2/12)(7)	22.8	22.6	22.6
		Common Stock (1,550,100 shares)(1)		1.6	61.0
		Redeemable Preferred Stock (13,950 shares)		16.2	16.2

				40.4	99.8
KIC Holdings, Inc.	Building Products	Senior Debt (12.5%, Due 9/07)(7)	7.5	7.4	7.4
		Subordinated Debt (11.8%, Due 9/08)(7)	3.9	3.7	3.7
		Subordinated Debt (18.3%, Due 9/08)(6)	7.8	7.5	2.8
		Redeemable Preferred Stock (30,356 shares)(1)		16.5	—
		Common Stock (3,761 shares)(1)		5.1	—
		Common Stock Warrants (156,613 shares)(1)		3.1	—

				43.3	13.9
Lifoam Holdings, Inc.	Leisure Equipment &	Senior Debt (9.1%, Due 6/07 – 6/10)(7)	35.4	35.1	35.1
	Products	Subordinated Debt (14.2%, Due 6/11 – 6/12)(7)	22.3	21.9	21.9
		Common Stock (20,000 shares)(1)		2.0	1.0
		Redeemable Preferred Stock (8,800 shares)		6.0	6.0
		Common Stock Warrants (41,164 shares)(1)		4.1	3.3

				69.1	67.3
Logex Corporation	Road & Rail	Senior Subordinated Debt (12.0%, Due 7/08)(7)	23.2	22.1	22.1
		Junior Subordinated Debt (14.0%, Due 7/08)(6)	6.5	4.7	4.1
		Common Stock Warrants (137,839 shares)(1)		7.5	—
		Redeemable Preferred Stock (695 shares)(1)		3.9	—

				38.2	26.2
LVI Holdings, LLC	Commercial Services &	Senior Debt (9.8%, Due 2/10)(7)	4.6	4.5	4.5
	Supplies	Subordinated Debt (18.0%, Due 2/13)(7)	9.5	9.4	9.4
		Preferred Units (800 units)(1)		11.0	15.3

				24.9	29.2
MBT International, Inc.	Distributors	Senior Subordinated Debt (13.0%, Due 5/09)	1.0	0.8	0.8
		Junior Subordinated Debt (9.0%, Due 5/09)(6)	6.3	4.1	3.2

				4.9	4.0

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Network for Medical	Commercial Services &	Subordinated Debt (13.0%, Due 12/06)(7)	10.4	9.9	9.9
Communication & Research, LLC	Supplies	Common Membership Warrants (50,128 units)(1)		2.1	25.2

				12.0	35.1
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.3%, Due 6/06 – 8/23)	55.0	54.2	54.2
		Subordinated Debt (8.0%, Due 7/13)	0.6	0.1	0.6
		Common Stock (771,839 shares)(1)		0.1	0.9

				54.4	55.7
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.1%, Due 12/08 – 12/09)(7)	33.0	27.9	28.0
		Common Stock (100 shares)(1)		—	—
		Convertible Preferred Stock (32,043 shares)(1)		11.5	17.1

				39.4	45.1
Nspired Holdings, Inc.	Food Products	Senior Debt (9.5%, Due 12/08 – 12/09)	17.4	17.3	17.3
		Subordinated Debt (18.0%, Due 8/07 )(6)(7)	9.6	9.1	4.2
		Common Stock (169,018 shares)(1)		5.0	—
		Redeemable Preferred Stock (29,500 shares)(1)		29.5	—

				60.9	21.5
Optima Bus Corporation	Machinery	Senior Debt (9.2%, Due 6/06 – 1/08)	5.5	5.5	5.5
		Subordinated Debt (10.0%, Due 5/11)(6)	3.8	2.3	2.3
		Common Stock (20,464 shares)(1)		1.9	—
		Convertible Preferred Stock (1,913,015 shares)(1)		16.8	—

				26.5	7.8
PaR Systems, Inc.	Machinery	Subordinated Debt (12.9%, Due 2/10)(7)	4.6	4.6	4.6
		Common Stock (341,222 shares)(1)		1.1	6.6
		Common Stock Warrants (29,205 shares)(1)		—	0.5

				5.7	11.7
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Debt (10.2%, Due 12/09 – 8/11)(7)	34.1	33.6	33.6
		Subordinated Debt (17.4%, Due 5/10 – 8/11)(7)	26.8	26.5	26.4
		Common Stock (98,799 shares)(1)		20.5	20.6

				80.6	80.6
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (11.2%, Due 6/12)(7)	10.0	9.9	9.9
		Subordinated Debt (13.7%, Due 6/13)(7)	24.7	24.3	24.3
		Common Stock (69,120 shares)(1)		6.6	6.6
		Redeemable Preferred Stock (62,210 shares)		45.1	45.1
		Common Stock Warrants (199,095 shares)(1)		19.9	19.9

				105.8	105.8
Precitech Holdings, Inc.	Machinery	Senior Debt (11.1%, Due 12/09 – 12/10)(7)	5.3	5.3	5.3
		Senior Subordinated Debt (16.0%, Due 12/11)	2.1	2.1	2.1
		Junior Subordinated Debt (17.0%, Due 12/12)(6)	7.1	5.0	5.3
		Redeemable Preferred Stock (35,807 shares)(1)		7.2	—
		Common Stock (22,040 shares)(1)		2.2	—
		Common Stock Warrants (22,783 shares)(1)		2.3	0.7

				24.1	13.4

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Ranpak Acquisition, Inc.	Containers & Packaging	Senior Subordinated Debt (13.6%, Due 12/12 –12/13)(7)	102.6	101.1	101.1
		Redeemable Preferred Stock (163,025 shares)		109.5	109.5
		Common Stock (181,139 shares)(1)		18.1	18.1
		Common Stock Warrants (541,970 shares)(1)		54.2	54.2

				282.9	282.9
SAV Holdings, Inc.	Commercial Services &	Senior Debt (11.2%, Due 11/11)	17.0	16.5	16.5
	Supplies	Subordinated Debt (14.0%, Due 11/12)	12.0	11.9	11.9
		Redeemable Preferred Stock (26,370 shares)		26.1	26.1
		Common Stock (2,930,000 shares)(1)		2.9	2.9

				57.4	57.4
Sixnet, LLC	Electronic Equipment &	Senior Debt (9.3%, Due 6/10)(7)	11.3	11.2	11.2
	Instruments	Subordinated Debt (17.0%, Due 6/13)(7)	10.0	9.9	9.9
		Membership Units (760 units)(1)		9.5	11.2

				30.6	32.3
Specialty Brands of America,	Food Products	Senior Debt (10.0%, Due 12/06 – 5/11)(7)	25.3	25.1	25.1
Inc.		Subordinated Debt (15.4%, Due 9/08 – 5/13)(7)	22.0	21.8	21.8
		Redeeemable Preferred Stock (209,303 shares)		14.7	14.7
		Convertible Preferred Stock (336,000 shares)		35.2	35.2
		Common Stock (33,916 shares)(1)		3.4	3.4
		Common Stock Warrants (97,464 shares)(1)		9.7	9.7

				109.9	109.9
S-Tran Holdings, Inc.	Road & Rail	Subordinated Debt (12.5%, Due 12/09)(6)	7.5	6.3	1.2
Stravina Holdings, Inc.	Personal Products	Senior Debt (12.2%, Due 1/10 – 4/11)	47.3	47.0	47.0
		Subordinated Debt (17.4%, Due 4/13)(6)	34.5	26.2	4.5
		Common Stock (1,000 shares)(1)		—	—

				73.2	51.5
VP Acquisition Holdings, Inc.	Health Care Equipment &	Senior Debt (8.3%, Due 10/11)(7)	0.5	0.5	0.5
	Supplies	Subordinated Debt (14.5%, Due 10/13 – 10/14)	18.1	17.8	17.8
		Common Stock (33,928 shares)(1)		42.4	42.4

				60.7	60.7
Warner Power, LLC	Electrical Equipment	Senior Debt (11.2%, Due 12/07)	6.6	6.6	6.6
		Subordinated Debt (12.6%, Due 12/06 – 12/07)(7)	5.0	4.5	4.5
		Common Membership Units (47,000 units)(1)		1.6	—
		Common Membership Warrants (916 units)(1)		1.1	0.2
		Redeeemable Preferred Stock (5,012,000 units)(1)		4.2	—

				18.0	11.3
Weber Nickel Technologies,	Machinery	Subordinated Debt (17.7%, Due 2/06 – 9/12)(6)(7)	16.8	16.0	8.5
Ltd.(3)		Common Stock (44,834 shares)(1)		1.2	—
		Redeemable Preferred Stock (14,796 shares)(1)		11.8	—

				29.0	8.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
WWC Acquisitions, Inc.	Commercial Services &	Senior Debt (11.2%, Due 12/11)(7)	11.4	11.2	11.2
	Supplies	Subordinated Debt (14.2%, Due 12/12 – 12/13)(7)	22.4	22.1	22.1
		Common Stock (4,826,476 shares)(1)(7)		21.2	41.6

				54.5	74.9
Subtotal Control Investments (49% of total investment assets and liabilities at fair value)				2,558.0	2,516.3

INTEREST RATE DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	27 Contracts (4.2%, Expiring 6/06 – 1/14)	817.1	—	12.3
BMO Financial Group	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (4.1%, Expiring 6/10)	10.0	—	0.3
Citibank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (4.6%, Expiring 4/12)	530.0	—	4.4
Wachovia Bank, N.A.	Interest Rate Swaption—Pay Floating/ Receive Fixed	2 Contracts (4.4%, Expiring 4/11 – 2/12)	7.1	—	0.1
Citibank, N.A.	Interest Rate Swaption—Pay Floating/ Receive Fixed	1 Contract (4.6%, Expiring 4/12)	40.0	—	0.5
Wachovia Bank, N.A.	Interest Rate Caps	5 Contracts (Expiring 1/06 - 2/11)	25.4	—	0.5
Subtotal Interest Rate Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)				—	18.1
Total Investment Assets				$5,134.4	$5,119.2

INTEREST RATE DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	8 Contracts (5.6%, Expiring 9/07 – 8/09)	$96.0	$—	$(2.0)
Wachovia Bank, N.A.	Interest Rate Swap—Pay Floating/ Receive Floating	5 Contracts (LIBOR + 2.7%, Expiring 3/06 – 12/09)	106.7	—	$(0.1)
Total Investment Liabilities (less than 1% of total investment assets and liabilities at fair value)				$—	$(2.1)

(1)	Non-income producing.
(2)	Publicly traded company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.
(8)	As of December 31, 2005, we had funded €128,467 ($153,328) of our equity commitment and had a remaining unfunded equity commitment of €392,278 ($464,614). See Note 15.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Note 1. Organization

American Capital Strategies, Ltd. (which is referred throughout this report as “American Capital”, “we” and “us”) was incorporated in 1986. On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). On October 1, 1997, we began operations so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we invest in and sponsor management and employee buyouts, invest in private equity sponsored buyouts, provide capital directly to early stage and mature private and small public companies, invest in commercial mortgage backed securities (“CMBS”) and collateralized debt obligation (“CDO”) securities and invest in investment funds managed by us. We are also a publicly traded alternative asset manager. Our primary business objectives are to increase our taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of private and public companies with attractive current yields and/or potential for equity appreciation and realized gains and by investing in our alternative asset manager business.

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

Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in a controlled operating company that provides services to the investment company. Our consolidated financial statements include the accounts of controlled operating companies if all or substantially all of the services provided by these operating companies are to us or to portfolio companies in which we have a significant interest. ACFS and ECFS are consolidated operating companies as they are considered to provide all or substantially all of their services to American Capital. If our ownership interest in a portfolio company that a consolidated operating company manages or provides services to were to decrease, the operating subsidiary may no longer provide substantially all of its services directly or indirectly to us, resulting in the deconsolidation of such operating subsidiary at that time. Our investments in other investment companies or funds are recorded as investments in the accompanying consolidated financial statements and are not consolidated.

We also have wholly-owned affiliated statutory trusts that were established to facilitate secured borrowing arrangements whereby assets were transferred to the affiliated statutory trusts and notes were sold by the trusts.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

These transfers of assets to the trusts are treated as secured borrowing arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and our consolidated financial statements include the accounts of our affiliated statutory trusts established for secured financing arrangements. We also have established trusts to fund deferred compensation plans for employees. Our consolidated financial statements include the accounts of these trusts. All intercompany accounts have been eliminated in consolidation.

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

For CMBS and CDO securities, we prepare a fair value analysis which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities, when available.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of December 31, 2006 and 2005, we did not have any investments that were publicly traded or for which we had various degrees of trading restrictions and therefore all of our investments were determined in good faith by our Board of Directors.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities. For CMBS and CDO securities, we recognize income using the effective interest method, using the anticipated yield over the projected life of the investment.

Asset Management and Other Fee Income Recognition

Fees primarily include asset management, portfolio company management, transaction structuring, financing and prepayment fees. Asset management fees represent fees for providing investment advisory services to investment funds. Portfolio company management fees, which are generally recurring in nature, represent amounts received for providing advice and analysis to our middle market portfolio companies. Asset management and portfolio company management fees are recognized as earned provided collection is probable. Transaction structuring and financing fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

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

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk and also to fulfill our obligation under the terms of our revolving credit facilities and asset securitizations. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation of investments and subsequently record the amount as a realized gain or loss on investments on the interest settlement date.

Distributions to Shareholders

Distributions to shareholders are recorded on the ex-dividend date.

Income Taxes

We operate to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We are also subject to a nondeductible federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income for each one-year period ending on October 31.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

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

Asset Securitizations

The transfer of assets to the affiliated statutory trusts and the related sale of notes by our trusts have been treated as secured borrowing financing arrangements by us under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Stock-Based Compensation

In 2003, we adopted FASB Statement No. 123, Accounting for Stock-Based Compensation, to account for stock-based compensation plans for all shares granted in 2003 and forward as permitted under FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123. In applying FASB Statement No. 123 to all stock options granted in 2003 and forward, the estimated fair value of the stock options are expensed pro rata over the vesting period of the options and are included on the accompanying consolidated statements of operations in “Salaries, benefits and stock-based compensation.” In accordance with FASB Statement No. 123, we elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25 Accounting for Stock Issued to Employees to all stock options granted prior to January 1, 2003 and provide pro forma disclosure of our consolidated net operating income and net increase in net assets resulting from operations calculated as if compensation costs were computed in accordance with FASB Statement No. 123.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

All of our stock options granted prior to January 1, 2003 that were accounted for under APB Opinion No. 25 and not expensed in our consolidated statements of operations were fully vested as of December 31, 2005 and therefore, no additional stock compensation costs for those stock option grants will be recorded subsequent to the adoption of FASB Statement No. 123(R). When recognizing compensation cost under FASB Statement No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under FASB Statement No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of FASB Statement 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle, net of related tax effects, to adjust compensation cost for the difference in compensation costs recognized in prior periods had forfeitures been estimated during those periods of $1 million, or $0.01 per basic and diluted share. We calculated the compensation costs that would have been recognized in prior periods and for the fiscal year 2006 using an estimated annual forfeiture rate of 6.7%.

The following table summarizes the pro forma effect of stock options granted prior to January 1, 2003 on consolidated net operating income and the net increase in net assets resulting from operations:

	Year Ended December 31,
	2005	2004
Net operating income:
As reported	$314	$220
Stock-based compensation, net of tax	(1)	(3)

Pro forma	$313	$217

Net operating income per common share:
Basic as reported	$3.16	$2.88

Basic pro forma	$3.16	$2.85

Diluted as reported	$3.10	$2.83

Diluted pro forma	$3.09	$2.80

Net increase in net assets resulting from operations:
As reported	$365	$281
Stock-based compensation, net of tax	(1)	(3)

Pro forma	$364	$278

Net increase in net assets resulting from operations per common share:
Basic as reported	$3.68	$3.69

Basic pro forma	$3.67	$3.65

Diluted as reported	$3.60	$3.63

Diluted pro forma	$3.59	$3.59

The effects of applying FASB Statement No. 123 for pro forma disclosures are not likely to be representative of the effects on reported consolidated net operating income and net increase in net assets resulting from operations for future years.

In November 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We have elected to adopt the alternative

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

transition method for calculating the tax effects of share-based compensation pursuant to FSP 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123(R).

Concentration of Credit Risk

We place our cash and cash equivalents with major financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. Our interest rate derivative agreements are with multiple large commercial financial institutions.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. FASB Statement No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. FASB Statement No. 157 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, Materiality, on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The adjustment should not include amounts related to changes in accounting estimates. The adoption of this bulletin did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt this Interpretation during the first quarter of 2007 as required. The effect of adoption of FIN No. 48 is not expected to have a material impact on our consolidated financial statements.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

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

As of December 31, 2006, loans on non-accrual status were $183 million, calculated as the cost plus unamortized OID. As of December 31, 2006, loans, excluding loans on non-accrual status, with a principal balance of $12 million were greater than three months past due. As of December 31, 2005, loans on non-accrual status were $132 million, calculated as the cost plus unamortized OID. As of December 31, 2005, loans, excluding loans on non-accrual status, with a principal balance of $34 million were greater than three months past due.

The composition summaries of our investment portfolio as of December 31, 2006 and 2005 at cost and fair value as a percentage of total investments, excluding derivative agreements, are shown in the following table:

	December 31, 2006	December 31, 2005
COST
Senior debt	32.8%	29.3%
Subordinated debt	28.2%	36.9%
Preferred equity	15.1%	17.1%
Common equity	12.5%	9.7%
CMBS & CDO securities	8.5%	2.2%
Equity warrants	2.9%	4.8%

	December 31, 2006	December 31, 2005
FAIR VALUE
Senior debt	31.1%	29.5%
Subordinated debt	26.3%	35.2%
Preferred equity	15.2%	15.2%
Common equity	15.1%	12.0%
CMBS & CDO securities	8.3%	2.3%
Equity warrants	4.0%	5.8%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments, excluding derivative agreements:

	December 31, 2006	December 31, 2005
COST
Commercial Services & Supplies	14.3%	12.9%
Diversified Financial Services	13.2%	6.5%
Real Estate	6.6%	1.6%
Healthcare Providers & Services	6.1%	2.1%
Food Products	5.8%	6.0%
Healthcare Equipment & Supplies	4.7%	3.8%
Electrical Equipment	4.2%	7.4%
Diversified Consumer Services	4.0%	—
Construction & Engineering	3.9%	3.7%
Containers & Packaging	3.8%	7.2%
Auto Components	3.8%	5.0%
Household Durables	3.7%	1.7%
Leisure Equipment & Products	3.1%	6.1%
Building Products	2.8%	6.1%
Internet & Catalog Retail	2.8%	2.1%
IT Services	1.7%	2.5%
Software	1.6%	2.5%
Pharmaceuticals	1.5%	—
Energy Equipment & Services	1.5%	0.4%
Oil, Gas & Consumable Fuels	1.5%	—
Textiles, Apparel & Luxury Goods	1.2%	2.9%
Computers & Peripherals	1.2%	2.1%
Personal Products	1.2%	1.8%
Electronic Equipment & Instruments	0.8%	3.1%
Construction Materials	0.8%	1.5%
Road & Rail	0.7%	1.7%
Distributors	0.6%	1.0%
Machinery	0.5%	3.2%
Diversified Telecommunication Services	0.5%	—
Chemicals	0.4%	2.5%
Household Products	0.4%	0.7%
Media	0.4%	0.5%
Aerospace & Defense	0.1%	1.1%
Other	0.6%	0.3%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

	December 31, 2006	December 31, 2005
FAIR VALUE
Commercial Services & Supplies	14.6%	14.4%
Diversified Financial Services	14.3%	6.5%
Real Estate	6.4%	1.6%
Healthcare Providers & Services	6.0%	1.9%
Food Products	5.2%	5.4%
Electrical Equipment	5.0%	7.3%
Healthcare Equipment & Supplies	4.9%	4.0%
Diversified Consumer Services	4.1%	—
Containers & Packaging	4.0%	7.2%
Construction & Engineering	3.8%	3.8%
Auto Components	3.6%	5.5%
Household Durables	3.0%	1.7%
Building Products	2.7%	5.7%
Internet & Catalog Retail	2.7%	2.1%
Oil, Gas & Consumable Fuels	2.7%	—
Leisure Equipment & Products	2.5%	5.7%
Energy Equipment & Services	1.8%	0.4%
IT Services	1.7%	2.6%
Software	1.6%	2.5%
Computers & Peripherals	1.4%	1.8%
Pharmaceuticals	1.3%	—
Textiles, Apparel & Luxury Goods	0.9%	3.1%
Electronic Equipment & Instruments	0.8%	3.8%
Distributors	0.6%	1.0%
Diversified Telecommunication Services	0.6%	—
Personal Products	0.5%	1.0%
Road & Rail	0.4%	1.4%
Construction Materials	0.4%	1.4%
Machinery	0.4%	2.5%
Media	0.4%	0.5%
Aerospace & Defense	0.4%	1.1%
Household Products	0.3%	0.8%
Chemicals	0.2%	2.7%
Other	0.8%	0.6%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

The following table shows the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding CDO and CMBS investments and derivative agreements. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2006	December 31, 2005
COST
Southwest	25.3%	22.7%
Southeast	18.1%	14.9%
Mid-Atlantic	17.3%	21.2%
International	11.0%	7.9%
Northeast	10.9%	13.3%
South-Central	9.6%	6.0%
North-Central	7.1%	13.2%
Northwest	0.7%	0.8%

	December 31, 2006	December 31, 2005
FAIR VALUE
Southwest	24.2%	21.6%
Mid-Atlantic	17.8%	22.6%
Southeast	17.4%	14.7%
International	11.7%	7.3%
South-Central	10.7%	5.2%
Northeast	10.2%	13.1%
North-Central	7.4%	14.7%
Northwest	0.6%	0.8%

Note 4. Borrowings

Our debt obligations consisted of the following as of December 31, 2006 and 2005:

Debt	December 31, 2006	December 31, 2005
Secured revolving credit facility, $1,250 million commitment	$669	$593
Unsecured revolving credit facility, $900 million commitment	893	163
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due October 2020	75	75
Unsecured debt due February 2011	24	—
TRS Facility, $350 million commitment	296	110
ACAS Business Loan Trust 2002-2 asset securitization	—	6
ACAS Business Loan Trust 2003-1 asset securitization	—	23
ACAS Business Loan Trust 2003-2 asset securitization	—	32
ACAS Business Loan Trust 2004-1 asset securitization	410	410
ACAS Business Loan Trust 2005-1 asset securitization	830	762
ACAS Business Loan Trust 2006-1 asset securitization	436	—

Total	$3,926	$2,467

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

The weighted average debt balance for the years ended December 31, 2006 and 2005 was $3,021 million and $1,892 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2006, 2005 and 2004 was 6.28%, 5.32% and 3.69%, respectively. We are currently in compliance with all of our debt covenants. As of December 31, 2006 and 2005, the fair value of the above borrowings was $3,928 million and $2,466 million, respectively. The fair value of fixed rate debt instruments is based upon market interest rates. The fair value of variable rate debt instruments is assumed to equal cost as the interest rates are considered to be at market.

The expected maturities of our debt obligations as of December 31, 2006 were as follows:

2007	$353
2008	974
2009	848
2010	311
2011	304
Thereafter	1,136

Total	$3,926

Revolving Credit Facilities

We, through a consolidated affiliated statutory trust, have a secured revolving credit facility. In October 2006, we amended the secured revolving credit facility to extend the liquidity purchase termination date to October 2007 and increased the commitment to $1,250 million. As amended, our ability to make draws under the facility expires one business day before the liquidity purchase termination date. If the facility is not extended before the liquidity purchase termination date, any principal amounts then outstanding will be amortized over a 24-month period through the commitment termination date in October 2009. As of December 31, 2006, this facility was collateralized by loans and assets from our portfolio companies with a principal balance of $1,008 million. Interest on borrowings under this facility is paid monthly and is charged at either a one-month LIBOR or a commercial paper rate plus a spread of 0.75%. We are also charged an unused commitment fee of 0.13%. The facility contains covenants that, among other things, require us to maintain a minimum net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in certain geographic regions and industries, certain loan grade classifications, certain security interests, and interest payment terms.

We also have an unsecured revolving credit facility with a syndication of lenders. In January 2006, we expanded the committed amount of the facility from $255 million to $310 million as a result of new lender commitments. In May 2006, the facility was amended and restated to add additional new lenders and to increase the available commitments to $900 million. The facility may be expanded through new or additional commitments up to $1,150 million in accordance with the terms and conditions set forth in the related agreement. The facility expires in May 2008 unless extended for an additional 364-day period with the consent of the lenders. Interest on borrowings under the facility is charged at either (i) LIBOR plus the applicable percentage at such time or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 basis points. We are also charged an unused commitment fee of 0.15%. The amended agreement contains various covenants including limits on annual corporate capital expenditures, maintaining certain unsecured debt ratings and a minimum net worth.

In October 2006, we terminated the $125 million secured revolving credit facility. There were no amounts outstanding under this facility as of December 31, 2005.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Unsecured Debt

In February 2006, we entered into a note purchase agreement to issue €14 million and £3 million of senior unsecured five-year notes to institutional investors in a private placement offering ($24 million as of December 31, 2006). The €14 million Series 2006-A Notes have a fixed interest rate of 5.177% and the £3 million Series 2006-B Notes have a fixed interest rate of 6.565%. Each series matures in February 2011. The note purchase agreement contains customary default provisions.

In September 2005, we entered into a note purchase agreement to issue $75 million of senior unsecured fifteen-year notes to accredited investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.923% through the interest payment date in October 2015 and bear interest at the rate of LIBOR plus 2.65% thereafter and mature in October 2020.

In August 2005, we entered into a note purchase agreement to issue an aggregate of $126 million of long-term unsecured five-year notes to institutional investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.14% and mature in August 2010.

In September 2004, we sold an aggregate $167 million of long-term unsecured five- and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of $82 million of senior notes, Series A and $85 million of senior notes, Series B. The Series A notes have a fixed interest rate of 5.92% and mature in September 2009. The Series B notes have a fixed interest rate of 6.46% and mature in September 2011.

Asset Securitizations

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $36 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. Through August 2009, BLT 2006-1 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The loans are secured by loans and assets from our portfolio companies with a principal balance of $500 million as of December 31, 2006. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2005-1. Of the $150 million Class A-2A notes, $82 million was drawn upon in 2005 and the balance of $68 million was drawn upon in 2006. Through January 2009, BLT 2005-1 may reinvest any principal collections of its existing loans into purchases of additional loans to secure the 2005-1 Notes. After such time, principal payments on the 2005-1 Notes will be applied first to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A-1 notes have an interest rate of three-month LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of three-month LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of three-month LIBOR plus 35 basis points, the Class B notes have an interest rate of three-month LIBOR plus 40 basis points, and the Class C notes have an interest rate of three-month LIBOR plus 85 basis points. The loans are secured by loans and assets from our portfolio companies with a principal balance of $1,000 million as of December 31, 2006. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repaid prior to such date.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2004-1. Through January 2007, BLT 2004-1 has the option to reinvest any principal collections of its existing loans into purchases of new loans. After such time, payments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class A notes have an interest rate of three-month LIBOR plus 32 basis points, the Class B notes have an interest rate of three-month LIBOR plus 50 basis points, and the Class C notes have an interest rate three-month LIBOR plus 100 basis points. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The loans are secured by loans and assets from our portfolio companies with a principal balance of $500 million as of December 31, 2006. The 2004-1 Notes contain customary default provisions and mature in October 2017 unless redeemed or repaid prior to such date.

In December 2003, we completed a $398 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2003-2 (“BLT 2003-2”), an indirect consolidated subsidiary issued $258 million Class A notes, $40 million Class B notes, $20 million Class C notes, $40 million Class D notes, and $40 million of Class E notes (collectively, the “2003-2 Notes”). The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2003-2 Notes were secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2003-2. Early payments were first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class A notes carried an interest rate of one-month LIBOR plus 48 basis points, the Class B notes carried an interest rate of one-month LIBOR plus 95 basis points, and the Class C notes carried an interest rate of one-month LIBOR plus 175 basis points. As of December 31, 2006, there are no notes outstanding and BLT 2003-2 was terminated in June 2006.

In May 2003, we completed a $308 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2003-1 (“BLT 2003-1”), an indirect consolidated subsidiary, issued $185 million Class A notes, $31 million Class B notes, $23 million Class C notes and $69 million Class D notes (collectively, the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

“2003-1 Notes”). The Class A notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes were retained by us. The 2003-1 Notes were secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2003-1. Early payments were first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class C notes consisted of a $17 million tranche of floating rate notes and a $6 million tranche of fixed rate notes. The Class A notes carried an interest rate of one-month LIBOR plus 55 basis points and the Class B notes carried an interest rate of one-month LIBOR plus 120 basis points. The floating rate tranche of the Class C notes carried an interest rate of one-month LIBOR plus 225 basis points and the fixed rate tranche carried an interest rate of 5.14%. As of December 31, 2006, there were no notes outstanding and BLT 2003-1 was terminated in May 2006.

Total Return Swap Facility

We have a total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. (“Wachovia”) under which we pledge certain of our investments to Wachovia from time to time in exchange for financing. Subject to the terms and conditions of the TRS Facility, we may generally repay and reborrow proceeds and are required to make payments to Wachovia on outstanding borrowings at a rate equal to one-month LIBOR plus 125 basis points. We must also repay all or a portion of any funded amount upon the occurrence of certain events. The TRS Facility commitment was increased from $250 million to $350 million effective December 2006 and is scheduled to terminate December 2007, unless extended. We have accounted for the TRS Facility as a secured financing arrangement with the outstanding borrowed amount included as a debt obligation on the accompanying consolidated balance sheets.

Note 5. Stock Options

We have stock option plans, which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant.

Employee Stock Option Plans for 2003 to 2006

For our stock option plans approved by our shareholders from 2003 and forward, the plans provide that unless the compensation and corporate governance committee of the Board of Directors determines otherwise, the exercise price of the stock options will be automatically reduced by the amount of any cash dividends paid on our common stock after the option is granted but before it is exercised. Beginning in the second quarter of 2005, the compensation and corporate governance committee determined that it will no longer reduce the exercise price for these stock options by the amount of any cash dividends paid on our common stock unless it receives confirmation from the staff of the Securities and Exchange Commission (“SEC”) that we may do so. Stock options granted under these plans vest over a five-year period and may be exercised for a period of no more than ten years from the date of grant. All of the stock options granted under these plans are non-qualified options. As of December 31, 2006, there are 2.8 million shares available to be granted under these stock option plans.

Employee Stock Option Plans for 2002 and Earlier

Stock options under these plans vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of December 31, 2006, there are 0.1 million shares available to be granted under these stock option plans.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Non-Employee Director Option Plans

Our shareholders approved non-employee director plans in 1998 and 2000, and we subsequently received orders from the SEC authorizing such plans. Our stock option plan approved by our shareholders in 2006 for employees also includes 0.3 million shares available for grant to non-employee directors. However, no such options can be granted until the SEC issues the necessary order authorizing the plan. We filed an application for such an order in June 2006, but we have not received such order as of December 31, 2006. As of December 31, 2006, there have been no stock option grants to non-employee directors under the 2006 plan. Options granted under the director plans are non-qualified stock options. Stock options granted under the director option plans vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant.

Non-Recourse Stock Loans

In 2006, we issued $7 million in non-recourse notes to employees of ECFS to purchase our common stock. The notes bear interest at an applicable federal rate, mature in nine years and are secured by the common stock purchased. Any dividends received on the common stock are required to be applied to interest and principal on the notes. The shares of common stock vest to the employee pro rata over a five year period. We accounted for the issuance of the non-recourse notes as if they were stock option grants. The issuance of the non-recourse notes was recorded as a reduction to capital in excess of par value on the accompanying consolidated balance sheets.

Fair Value Disclosures

The following table reflects the weighted average fair value per option granted during 2006, 2005 and 2004, as well as the weighted average assumptions used in determining those fair values using the Black-Scholes pricing model.

	Year ended December 31,
	2006	2005	2004
Options granted (in millions)	7.1	4.2	2.7 (1)
Fair value on grant date	$2.93	$4.95	$11.49
Dividend yield	8.8%	9.1%	0.7%
Expected volatility	22%	34%	38%
Risk-free interest rate	4.6%	4.0%	3.7%
Expected life (years)	5.1	5.0	5.9

(1)	During the year ended December 31, 2004, the fair value of 0.2 million stock option grants was estimated using a dividend yield assumption of 10.7% and the fair value of the remaining 25 million stock option grants was estimated using a dividend yield assumption of 0%.

For our stock option plans approved by our shareholders in 2003 and forward, the plans provide that unless our Compensation and Compliance Committee of the Board of Directors determines otherwise, the exercise price of the stock options will be automatically reduced by the amount of any cash dividends paid on our common stock after the option is granted but before it is exercised. Beginning in 2005, our Compensation and Corporate Governance Committee determined that it would no longer reduce the exercise price of the stock options by the amount of any cash dividends paid on our common stock. Prior to 2005, in determining the fair value of the options under these plans on the date of grant, we assumed that the exercise price of the stock options would be automatically reduced by the amount of any cash dividends paid on our common stock until it is exercised. To incorporate the value of this feature within the fair value of a stock option grant in a Black-Scholes option pricing model, the dividend yield was assumed to be 0%. However, the fair value of these stock options granted in 2004 determined on the date of grant has not been adjusted for this change in the dividend yield assumption in accordance with FASB Statement No. 123(R).

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

In prior periods, we determined our expected volatility using the Black-Scholes option pricing model based on our historical volatility during the expected term of the option. Beginning in 2006, we determined our expected volatility based on a combination of our historical volatility during the expected term of the option and our implied volatility based on the market prices of traded options of our stock.

Stock Option Activity

A summary of the status of all of our stock option plans as of and for the years ended December 31, 2006 and 2005 is as follows:

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	10.1	$28.71	7.8	$24.42
Granted	7.1	$36.76	4.2	$36.12
Exercised	(1.8)	$24.24	(1.7)	$25.67
Canceled and expired	(0.9)	$33.23	(0.2)	$26.38

Options outstanding, end of year	14.5	$32.94	10.1	$28.71

Options exercisable at end of year	2.5	$28.17	2.4	$24.68

As of December 31, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was $53 million that has a weighted average period to be recognized of 3.3 years. The intrinsic value of stock options outstanding and exercisable was $192 million and $46 million, respectively, as of December 31, 2006.

As of December 31, 2005 the total compensation cost related to non-vested stock option awards not yet recognized was $59 million that has a weighted average period to be recognized of 3.6 years. The intrinsic value of stock options outstanding and exercisable was $77 million and $28 million, respectively, as of December 31, 2005.

For the years ended December 31, 2006, 2005 and 2004, we recorded stock-based compensation expense attributable to our stock options of $16 million, $14 million and $10 million, respectively. For the years ended December 31, 2006, 2005 and 2004, the intrinsic value of stock options exercised was $29 million, $19 million and $11 million, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$17.72 to $21.62	1.1	6.5	$18.42	0.4	6.5	$18.51
$21.63 to $26.39	1.7	6.7	$23.77	0.7	5.9	$24.29
$26.40 to $32.20	1.4	6.8	$29.03	0.7	6.2	$29.15
$32.21 to $38.66	8.5	9.0	$35.25	0.7	8.8	$36.13
$38.67 to $44.97	1.8	9.9	$43.33	—	—	$—

	14.5	8.4	$32.94	2.5	6.9	$28.17

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 6. Deferred Compensation Plans

In the first quarter of 2006, we established a non-qualified deferred compensation plan (the “Plan”) for the purpose of granting bonus awards to our domestic employees. The Compensation and Corporate Governance Committee of our Board of Directors is the administrator of the Plan. The Plan is funded through a trust (the “Trust”) which is administered by a third-party trustee. The Compensation and Corporate Governance Committee determines cash bonus awards to be granted under the Plan and the terms of such awards, including vesting schedules. The cash bonus awards are invested by the Trust in our common stock by purchasing shares of our common stock on the open market. Awards may vest contingent on the employee’s continued employment and the achievement of performance goals, if any, as determined by the Compensation and Corporate Governance Committee. The Trust provides certain protections of its assets from events other than claims against our assets in the case of bankruptcy.

The Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Plan are accounted for as a grant of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. The assets and liabilities of the Trust are consolidated in the accompanying consolidated financial statements. Shares of our common stock held by the Trust are accounted for as treasury stock in the accompanying consolidated balance sheets. During the year ended December 31, 2006, we granted awards to employees totaling $122 million. We contributed approximately $115 million of cash to the Trust to acquire 3.3 million shares of our common stock on the open market and 0.1 million canceled shares were reallocated to plan participants to fund a portion of the awards. For the year ended December 31, 2006, we recorded stock-based compensation expense of $19 million attributable to the Plan. As of December 31, 2006, the total compensation cost related to non-vested bonus awards not yet recognized was $95 million and has a weighted average period to be recognized of 4.1 years. We calculated the compensation expense recognized during the year ended December 31, 2006 using an estimated annual forfeiture rate of 6.7%.

A summary of our bonus awards under the Plan as of and for the year ended December 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	—	$—
Granted	3.4	$35.54
Shares earned under dividend reinvestment plan	0.1	$35.67
Vested	—	$—
Canceled and expired	(0.2)	$34.13

Non-vested, end of period	3.3	$35.65

We also have a deferred compensation plan for the benefit of certain European-based employees of ECFS funded through a separate trust (the “European Trust”) administered by a third-party trustee. The European Trust uses the funds provided by us to purchase shares of our common stock on the open market which will vest to the employee pro rata over a five-year period. During the year ended December 31, 2006, the European Trust purchased 0.4 million shares of our common stock on the open market. The expected payment of the deferred compensation liability is recorded as compensation cost pro rata over the requisite service period. The deferred

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

compensation liability is classified as a liability in our accompanying consolidated balance sheets and is adjusted through compensation cost to reflect changes in the fair value of our common stock of the awards that are vested. Our common stock held by the European Trust is accounted for as treasury stock in the accompanying consolidated balance sheets.

Note 7. Employee Stock Ownership Plan

We maintain an employee stock ownership plan (“ESOP”), in which all our domestic employees participate and which is fully funded on a pro rata basis by us. The plan provides for participants to receive employer contributions of at least 3% of total annual employee compensation, up to certain statutory limitations. Plan participants are fully vested in the employer contributions. For the years ended December 31, 2006, 2005 and 2004, we accrued $2 million, $1 million and $1 million, respectively, in contributions to the ESOP.

We sponsor an employee stock ownership trust to act as the depository of employer contributions to the ESOP as well as to administer and manage the actual trust assets that are deposited into the ESOP.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Numerator for basic and diluted net operating income per share	$425	$314	$220

Numerator for basic and diluted earnings per share	$896	$365	$281

Denominator for basic weighted average shares	135.1	99.3	76.4
Employee stock options and awards	1.5	1.0	1.0
Shares issuable under forward sale agreements	0.2	1.1	0.2

Denominator for diluted weighted average shares	136.8	101.4	77.6

Basic net operating income per common share	$3.15	$3.16	$2.88
Diluted net operating income per common share	$3.11	$3.10	$2.83
Basic earnings per common share	$6.63	$3.68	$3.69
Diluted earnings per common share	$6.55	$3.60	$3.63

Stock options and unvested stock of approximately 7.2 million, 1.0 million and 0.5 million were not included in the computation of diluted earnings per share for 2006, 2005 and 2004, respectively, either because the respective exercise prices are greater than the average market value of the underlying stock or their inclusion would have been antidilutive.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 9. Segment and Geographic Data

Reportable segments are identified by management based on our organizational structure and the business activities from which we earn income. We have determined that we have two primary lines of business: Investing and Asset Management and Advisory.

We derive the majority of our income and net operating income from our Investing segment which primarily invests in senior and subordinated debt and equity of private and public companies with attractive current yields and/or potential for equity appreciation and realized gains. Our Asset Management and Advisory segment provides management services to our portfolio company investments and our alternative asset funds which is conducted through our consolidated operating subsidiaries and certain of our wholly-owned portfolio companies. The results for this segment also include the realized gains and unrealized appreciation of such wholly-owned portfolio companies.

Financial information for our two operating segments is presented in the table below for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31, 2006
	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$667	$2	$669
Asset management other fee income	22	169	191

Total operating income	689	171	860

Interest	190	—	190
Salaries, benefits and stock-based compensation	53	108	161
General and administrative	31	42	73

Total operating expenses	274	150	424

Operating income before income taxes	415	21	436

Provision for income taxes	(4)	(7)	(11)

Net operating income	411	14	425

Net realized gain on investments	157	16	173
Net unrealized appreciation of investments	255	42	297
Cumulative effect of accounting change, net of tax	1	—	1

Net increase in net assets resulting from operations	$824	$72	$896

Total assets	$8,460	$149	$8,609

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

	Year ended December 31, 2005
	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$426	—	$426
Asset management other fee income	19	110	129

Total operating income	445	110	555

Interest	101	—	101
Salaries, benefits and stock-based compensation	29	57	86
General and administrative	14	27	41

Total operating expenses	144	84	228

Operating income before income taxes	301	26	327

Provision for income taxes	(2)	(11)	(13)

Net operating income	299	15	314

Net realized gain on investments	36	—	36
Net unrealized appreciation of investments	15	—	15

Net increase in net assets resulting from operations	$350	$15	$365

Total assets	$5,404	$45	$5,449

	Year ended December 31, 2004
	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$271	—	$271
Asset management other fee income	8	57	65

Total operating income	279	57	336

Interest	37	—	37
Salaries, benefits and stock-based compensation	16	35	51
General and administrative	12	14	26

Total operating expenses	65	49	114

Operating income before income taxes	214	8	222

Provision for income taxes	—	(2)	(2)

Net operating income	214	6	220

Net realized loss on investments	(38)	—	(38)
Net unrealized appreciation of investments	99	—	99

Net increase in net assets resulting from operations	$275	$6	$281

Total assets	$3,473	$18	$3,491

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

The following table presents operating income and assets for the years ended December 31, 2006, 2005 and 2004 by geographic location. The geographic location of a portfolio investment is determined by the location of the corporate headquarters of the portfolio company.

	Year Ended December 31,
	2006	2005	2004
Operating income
United States	$808	$515	$323
International	52	40	13

Total operating income	$860	$555	$336

Assets
United States	$7,731	$5,063	$3,347
International	878	386	144

Total assets	$8,609	$5,449	$3,491

Note 10. Commitments

As of December 31, 2006, we had commitments under loan and financing agreements to fund up to $446 million to 56 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next fifteen years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2006, 2005 and 2004 was approximately $10 million, $4 million and $3 million, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2006 were as follows:

2007	$13
2008	14
2009	14
2010	13
2011	12
Thereafter	39

Total	$105

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 11. Shareholders’ Equity

Our common share activity for the years ended December 31, 2006 and 2005 was as follows:

	Year ended December 31,
	2006	2005
Common shares outstanding at beginning of period	118.9	88.7
Issuance of common stock	29.7	27.6
Issuance of common stock under stock option plans	1.8	1.7
Issuance of common stock under dividend reinvestment plan	0.9	1.1
Purchase of common stock held in deferred compensation trusts	(3.7)	(0.2)

Common shares outstanding at end of period	147.6	118.9

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

participating securities for the purpose of determining basic earnings per share under FASB Statement No. 128, Earnings per Share. However, the dilutive impact of the shares issuable under the forward sale agreements is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

As of December 31, 2006, all forward sale agreements have been fully settled.

Equity Offerings

For fiscal years 2006 and 2005, we completed several public offerings of our common stock and entered into several forward sale agreements. The following table summarizes the total shares sold, including shares sold pursuant to the underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for fiscal years 2006 and 2005:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price per Share
Issuances under September 2006 forward sale agreement	3.0	$110	$36.75
July 2006 public offering	3.0	100	32.78
Issuances under April 2006 forward sale agreements	4.0	133	33.38
April 2006 public offering	9.8	333	33.99
February 2006 public offering	1.0	36	36.10
Issuances under January 2006 forward sale agreements	4.0	137	34.31
January 2006 public offering	0.6	21	34.84
Issuances under November 2005 forward sale agreements	3.5	125	35.66
Issuances under September 2005 forward sale agreements	0.8	26	34.82

Total for the year ended December 31, 2006	29.7	$1,021	$34.38

Issuances under November 2005 forward sale agreements	1.5	$55	$36.25
November 2005 public offering	3.0	113	36.94
Issuances under September 2005 forward sale agreements	4.8	167	35.23
September 2005 public offering	2.0	72	35.72
Issuances under March 2005 forward sale agreements	8.0	235	29.42
March 2005 public offering	2.0	60	30.11
Issuances under September 2004 forward sale agreements	6.3	178	28.53

Total for the year ended December 31, 2005	27.6	$880	$31.93

Undistributed (Distributions in Excess of) Net Realized Earnings

As of December 31, 2006 and 2005, our undistributed (distributions in excess of) net realized earnings determined in accordance with generally accepted accounting principles as reflected on our consolidated balance sheets were comprised of the following:

	December 31, 2006	December 31, 2005
Distributions in excess of net operating income	$(67)	$(34)
Undistributed net realized gains	155	12

Undistributed (distributions in excess of) net realized earnings	$88	$(22)

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 12. Interest Rate Derivatives

We use interest rate derivative financial instruments to manage interest rate risk and also to fulfill our obligation under the terms of our revolving credit facilities and asset securitizations. We have established policies and procedures for the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

We have interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we pay a floating rate based on LIBOR and receive a fixed rate. The fair value and notional amounts of our interest rate derivative agreements are included in the accompanying consolidated schedule of investments.

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

Note 13. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute based on our tax fiscal year to our shareholders in a timely manner at least 90% of our investment company taxable income. A RIC is not subject to federal income tax on the portion of the investment company taxable income and capital gains that are distributed to its shareholders. We have distributed and currently intend to distribute sufficient dividends to eliminate investment company taxable income for our tax fiscal years. If we fail to qualify as a RIC in any taxable year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on September 30. Investment company taxable income differs from net income as defined by generally accepted accounting principles due primarily to temporary and permanent differences in interest and dividend income recognition, fee income recognition, stock-based compensation and other expense recognition, returns of capital and net unrealized appreciation or depreciation. For the fiscal year ended December 31, 2006, we reclassified $4 million of permanent differences from our undistributed net realized earnings to capital in excess of par value.

We are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our taxable capital gains for each one-year period ending on October 31. For the calendar years ended December 31, 2006 and 2005, we did not distribute at least 98% of our investment company taxable income and recorded an excise tax expense of $4 million and $2 million, respectively, which is included in our provision for income taxes on the accompanying consolidated statements of operations. In addition, for the one-year period ending on October 31, 2006, we did not distribute at least 98% of our taxable net long-term capital gains and recorded an excise tax expense of $2 million, which is included in net realized gains on the accompanying consolidated statements of operations.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

We declared dividends of $454 million, $310 million and $222 million, or $3.33, $3.08 and $2.91 per share for the years ended December 31, 2006, 2005 and 2004, respectively. For income tax purposes, our distributions to shareholders were composed of ordinary income for each of the years ended December 31, 2006, 2005 and 2004, respectively.

For the tax year ended September 30, 2006, we had net long-term capital gains of $43 million. We elected to retain such capital gains and pay a federal tax on behalf of our shareholders of $15 million, which is included in net realized gains on the accompanying consolidated statements of operations. For income tax purposes, the $43 million is treated as a deemed distribution to our shareholders. We reclassified the deemed distribution, net of tax, from our undistributed net realized earnings to capital in excess of par value. For the tax years ended September 30, 2005 and 2004, to the extent we had capital gains, they were fully offset by either capital losses or capital loss carry forwards.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $633 million and $299 million as of December 31, 2006 and 2005, respectively. The aggregate gross unrealized depreciation of our investments under cost for federal income tax purposes was $441 million and $382 million at December 31, 2006 and 2005, respectively. The net unrealized appreciation over cost was $192 million as of December 31, 2006 and net unrealized depreciation under cost was $83 million at December 31, 2005. The aggregate cost of securities for federal income tax purposes was $7,871 million and $5,200 million as of December 31, 2006 and 2005, respectively.

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

Our consolidated taxable operating subsidiaries, ACFS and ECFS, are subject to federal, state and local income tax in their respective jurisdictions. For the fiscal years ended December 31, 2006, 2005 and 2004, the provision for income taxes was comprised of the following:

	Year Ended December 31,
	2006	2005	2004
Current tax expense:
Federal	$10	$10	$6
State	3	3	1
Foreign	1	—	—

Total current tax expense	14	13	7

Deferred tax benefit:
Federal	(5)	(2)	(4)
State	(2)	—	(1)

Total deferred tax benefit	(7)	(2)	(5)
Excise tax	4	2	—

Total provision for income taxes	$11	$13	$2

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

A reconciliation between the taxes computed at the federal statutory rate and our effective tax rate for our taxable operating subsidiaries for the fiscal years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	6.3%	6.3%	5.0%
Valuation allowance for deferred tax assets	2.3%	0.0%	(14.2)%
Foreign tax rate differences	(12.8)%	(5.0)%	—%
Non-deductible compensation	7.3%	4.1%	—%
Permanent differences in revenue recognition	8.8%	—%	—%
Other, net	0.1%	1.9%	1.3%

Effective income tax rate	47.0%	42.3%	27.1%

Deferred income tax balances for our taxable operating subsidiaries reflect the impact of temporary differences between the carrying amount of assets and liabilities and their taxes bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for our taxable operating subsidiaries as of December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets:
Stock-based compensation	$10	$6
Allowance for doubtful accounts	3	2
Other	2	—

Total deferred tax assets	15	8

Deferred tax liabilities:
Property & equipment	(1)	—

Total deferred tax liabilities	(1)	—

Net deferred taxes	$14	$8

Note 14. Related Party Transactions

We have provided loans to employees for the exercise of options under the employee stock option plans. The loans require the current payment of interest at a market rate, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders’ equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. Interest is charged and paid on such loans at a market rate of interest. If the value of the common stock drops to less than the loan balance, the loan maturity will be accelerated and the collateral foreclosed upon. The employee may avoid acceleration and foreclosure by delivering additional collateral to us. Notes receivable from the sale of common stock were $7 million as of December 31, 2006 and 2005, respectively, and are included in shareholders’ equity in the accompanying consolidated balance sheets.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 15. Investment in European Capital Limited

On September 30, 2005, European Capital Limited (“ECAS”), a company incorporated in Guernsey, closed on an offering of €750 million of equity commitments. We provided €521 million of the equity commitments and third party institutional investors provided €229 million of the remaining equity commitments. ECAS, through its subsidiary, European Capital S.A. SICAR (“ECAS SICAR”), invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. As of December 31, 2006, we have fully funded our equity commitment in the amount of €521 million ($654 million). During 2006 and 2005, we also provided ECAS with senior bridge loan financing of $501 million and $167 million, respectively, which was fully repaid as of December 31, 2006 and 2005, respectively. Our total investment in ECAS at fair value as of December 31, 2006 and 2005 of $751 million and $178 million, respectively, is included as a portfolio investment in our accompanying consolidated balance sheets. As of December 31, 2006, we had a receivable of $20 million due from ECAS for a €0.29 dividend that was declared in December 2006, which is included in other assets in the accompanying consolidated balance sheets.

Our wholly-owned subsidiary ECFS, entered into a services agreement with ECAS and an investment management agreement with ECAS SICAR. Pursuant to the investment management agreement and services agreement, we provide investment advisory and management services to ECAS SICAR and receive a management fee equal to 1.25% of the greater of ECAS SICAR’s weighted average gross assets or €750 million. In addition, ECAS SICAR and ECAS will reimburse us for all costs and expenses incurred by ECFS during the term of the agreement, subject to certain exclusions, including all cost and expenses incurred by us and ECFS for the organization and formation of ECAS SICAR, ECAS and ECFS. For the years ended December 31, 2006 and 2005, we recorded $41 million and $14 million of revenue from these agreements, respectively, consisting of $13 million and $3 million, respectively of management fees and $28 million and $11 million, respectively, for reimbursements of costs and expenses. As of December 31, 2006 and 2005, we had a receivable of $5 million and $10 million, respectively, due from ECAS SICAR and ECAS for management fees and reimbursements of costs and expenses, which is included in other assets in the accompanying consolidated balance sheets.

Also pursuant to the investment management agreement, ECFS received 18.75 million warrants to purchase preferred shares of ECAS representing 20% of ECAS’ preferred shares on a fully-diluted basis. The initial exercise price of the warrants is €10 per share, which is the same per share price that the original investors purchased their preferred shares in the initial offering. The per share exercise price on the warrants has been reduced by dividends declared on the preferred shares and will be reduced to reflect the amount of any future dividends on the preferred shares. In the event that ECAS issues additional preferred shares, ECFS will receive additional warrants to purchase preferred, shares in ECAS SICAR so that at all times the warrants issued to ECFS as manager are not less than 20% of ECAS’ preferred shares on a fully-diluted basis. In the event that ECAS undertakes an initial public offering and legal requirements effectively prevent ECAS from being able to issue additional warrants to ECFS, then ECAS will pay ECFS an incentive management fee in cash. The incentive management fee would be subject to a cumulative hurdle rate of 2% per quarter of ECAS SICAR’s pre-incentive fee net income as a return on quarterly average net asset value, determined on a cumulative basis through the end of quarter. The incentive management fee, if any, would be earned and payable as follows: (i) no incentive management fee in any calendar quarter in which ECAS SICAR’s pre-incentive fee net income does not exceed the cumulative hurdle rate or (ii) 100% of the amount of ECAS SICAR’s pre-incentive management fee net income, if any, that exceeds the cumulative hurdle rate but is less than 2.5% per quarter, plus 20% of the amount of ECAS SICAR’s pre-incentive fee net income, if any, that is equal to or exceeds 2.5%.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

ECAS intends to provide liquidity opportunities to its minority shareholders. In order to provide its minority shareholders with liquidity, the minority shareholders may have the right, in the event that a liquidity event has not been provided within three years of the initial close, to put, subject to applicable law, 50% of their preferred shares to ECAS at fair market value. In the event that a liquidity event has not been provided within four years of the initial close, the minority shareholders may put, subject to applicable law, 100% of their preferred shares to ECAS at fair market value. If ECAS is unable to fulfill its obligations to redeem the shares, then (i) ECAS will suspend all future dividends to us until such shares are redeemed, (ii) minority investors other than us will have the right to designate a substantial minority of the board of directors of ECAS, and (iii) in the event that ECAS does not redeem such shares by the second put date then the minority investors other than us will have the right to designate a majority of the board of directors of ECAS.

Note 16. Sale of Investments to American Capital Equity I, LLC

On October 1, 2006, we entered into a purchase and sale agreement with American Capital Equity I, LLC (“ACE I”) for the sale of 30% of our equity investments (other than warrants issued with debt investments) in 96 portfolio companies to ACE I. ACE I is a newly established private equity fund with $1 billion of equity commitments from third party investors. The aggregate purchase price was $671 million, subject to certain adjustments. ACE I will co-invest with us in an amount equal to 30% of our future equity investments until the $329 million remaining commitment is exhausted.

A wholly-owned portfolio company, American Capital Equity Management, LLC (“ACEM”) will manage ACE I in exchange for a 2% annual management fee on the net cost basis of ACE I and a 10% to 30% carried interest in the net profits of ACE I, subject to certain hurdles. ACEM does not have any employees and all services of ACEM are conducted by our employees in exchange for a fee that is paid by ACEM.

We recorded a total net realized gain of $59 million upon the sale of the $671 million of investments. In accordance with FASB Statement No. 140, we included in our sale proceeds the estimated fair value of the management agreement associated with the $671 million of investments sold. The fair value of this portion of the contract was estimated to be $16 million and was treated as being contributed to ACEM and established our cost basis in our investment in ACEM. As a result, our $59 million of net realized gain on the transaction includes $16 million of a realized gain for the value of a portion of the management agreement received as sale proceeds.

We do not have an economic interest in ACE I. We have provided ACE I with a $60 million bridge loan facility for temporary financing purposes. As of December 31, 2006, there are no amounts outstanding under the bridge loan facility.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 17. Selected Quarterly Data (Unaudited)

The following tables present our quarterly financial information for the fiscal years ended December 31, 2006 and 2005:

	Three Months Ended				Year Ended December 31, 2006
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$173	$212	$231	$244	$860
Net operating income (“NOI”)	$93	$109	$110	$113	$425
Net increase in net assets resulting from operations	$162	$290	$132	$312	$896
NOI per common share, basic	$0.77	$0.82	$0.78	$0.78	$3.15
NOI per common share, diluted	$0.77	$0.81	$0.77	$0.76	$3.11
Earnings per common share, basic	$1.35	$2.18	$0.93	$2.15	$6.63
Earnings per common share, diluted	$1.34	$2.16	$0.92	$2.10	$6.55
Basic shares outstanding	119.9	133.3	141.6	145.2	135.1
Diluted shares outstanding	121.1	134.2	143.3	148.4	136.8

	Three Months Ended				Year Ended December 31, 2005
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$101	$132	$149	$173	$555
NOI	$64	$73	$86	$91	$314
Net increase in net assets resulting from operations	$112	$79	$94	$80	$365
NOI per common share, basic	$0.71	$0.78	$0.84	$0.82	$3.16
NOI per common share, diluted	$0.70	$0.76	$0.82	$0.80	$3.10
Earnings per common share, basic	$1.25	$0.84	$0.92	$0.72	$3.68
Earnings per common share, diluted	$1.22	$0.82	$0.90	$0.71	$3.60
Basic shares outstanding	89.5	93.9	102.4	111.0	99.3
Diluted shares outstanding	91.4	96.7	104.5	112.6	101.4

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 18. Subsequent Event

In January 2007, we completed a public offering in which 6.3 million shares of our common stock, excluding an underwriters’ over-allotment of 0.9 million shares, were sold at a public offering price of $45.83 per share. Of those shares, 4.3 million were offered directly by us and 2.0 million shares were sold by third parties in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements (the “January 2007 Forward Sale Agreements”). Upon completion of the offering, we received proceeds, net of the underwriters’ discount and closing costs, of $231 million in exchange for 5.2 million shares of common stock which includes the underwriter’s over-allotment of 0.9 million shares.

The remaining 2.0 million shares of common stock were borrowed from third party market sources by the counterparties, or forward purchasers, of the January 2007 Forward Sale Agreement who then sold the shares to the public. Pursuant to the January 2007 Forward Sale Agreements, we must sell to the forward purchasers 2.0 million shares of our common stock generally at such times as we elect over a one-year period. The January 2007 Forward Sale Agreements provides for settlement date or dates to be specified at our discretion within the duration of the January 2007 Forward Sale Agreements through termination in January 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $44.11 per share, which was the public offering price of shares of our common stock less the underwriting discount. The January 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.89, $0.91, $0.92, and $0.96 on each of March 2, 2007, June 1, 2007, September 7, 2007 and December 7, 2007, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

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

We, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in “Item 8.—Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the year ended December 31, 2006.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “REPORT OF THE AUDIT AND COMPLIANCE COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT”.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the information provided in the 2007 Proxy Statement under the heading “COMPENSATION OF DIRECTORS AND NAMED EXECUTIVE OFFICERS”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to the information provided in the 2007 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the information provided in the 2007 Proxy Statement under the heading “CERTAIN TRANSACTIONS”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to the information provided in the 2007 Proxy Statement under the heading “REPORT OF AUDIT AND COMPLIANCE COMMITTEE” and “PROPOSAL 6: RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Net Assets for the Fiscal Years Ended December 31, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Financial Highlights for the Fiscal Years Ended December 31, 2006, 2005, 2004, 2003 and 2002

•	Consolidated Schedule of Investments as of December 31, 2006 and 2005

(2)	The following financial statement schedules are filed herewith:

•	Schedule 12-14 Investments in and Advances to Affiliates

(3)	The following exhibits are filed herewith or incorporated herein by reference

Exhibit	Description

*3.1.	American Capital Strategies, Ltd. Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on August 12, 1997 (File No. 333-29943), as amended by a certain Certificate of Amendment, incorporated herein by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 1999, filed March 29, 2000, as further amended by a Certificate of Amendment No. 2 in the form filed as Appendix I to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000 and as further amended by a Certificate of Amendment No. 3 dated as of May 4, 2004, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment to the Registration Statement on Form N-2 (File No. 333-113859), filed on May 6, 2004.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*10.1.	Underwriting Agreement, dated January 5, 2006, between American Capital Strategies, Ltd. and Wachovia Capital Markets, LLC, incorporated by reference herein to Exhibit 1.0 of Form 8-K dated January 11, 2006.

*10.2.	Forward Sale Agreement, dated January 5, 2006 by and among American Capital Strategies, Ltd. and Wachovia Bank, National Association and its affiliate, Wachovia Capital Markets, LLC, solely as agent for Wachovia Bank, National Association, incorporated by reference herein to Exhibit 1.1 of Form 8-K dated January 11, 2006.

*10.3.	Note Purchase Agreement by and among American Capital Strategies, Ltd., The Prudential Assurance Company Limited (PAC), Panther CDO III B.V. and Panther CDO I B.V., dated February 9, 2006, incorporated by reference herein to Exhibit 10.1 of Form 8-K dated February 15, 2006.

*10.4.	Fixed Rate Senior Note, Series 2006-A, due February 9, 2011 in the principal amount of 10,000,000 Euro made by American Capital Strategies, Ltd. in favor of The Prudential Assurance Company Limited (PAC), dated February 9, 2006, incorporated by reference herein to Exhibit 10.2 of Form 8-K dated February 15, 2006.

*10.5.	Fixed Rate Senior Note, Series 2006-A, due February 9, 2011 in the principal amount of 4,000,000 Euro made by American Capital Strategies, Ltd. in favor of Panther CDO III B.V., dated February 9, 2006, incorporated herein by reference to Exhibit 10.3of Form 8-K dated February 15, 2006.

*10.6.	Fixed Rate Senior Note, Series 2006-B, due February 9, 2011 in the principal amount of 3,000,000 Sterling made by American Capital Strategies, Ltd. in favor of Panther CDO I B.V., dated February 9, 2006, incorporated herein by reference to Exhibit 10.4 of Form 8-K dated February 15, 2006.

Exhibit	Description

*10.7.	Underwriting Agreement, dated March 29, 2006, by and among American Capital Strategies, Ltd., Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters listed on Exhibit A attached thereto, incorporated herein by reference to Exhibit 1.0 of Form 8-K dated April 4, 2006.
*10.8.	Forward Sale Agreement, dated March 29, 2006, by and between American Capital Strategies, Ltd. and Citigroup Global Markets Inc., incorporated herein by reference to Exhibit 1.1 of Form 8-K dated April 4, 2006.

*10.9.	Forward Sale Agreement, dated March 29, 2006, by and among American Capital Strategies, Ltd. and Wachovia Bank, National Association and its affiliate, Wachovia Capital Markets, LLC, solely as agent for Wachovia Bank, National Association, incorporated herein by reference to Exhibit 1.2 of Form 8-K dated April 4, 2006.

*†10.10.	Employment Agreement between American Capital Strategies, Ltd. and Brian Graff, dated as of April 19, 2006, incorporated by reference to Exhibit 10.9 of Form 10-Q filed on May 10, 2006.

*10.11.	First Amended and Restated Credit Agreement, dated May 25, 2006, by and among American Capital Strategies, Ltd., Wachovia Bank, National Association, Branch Banking and Trust Company, Wachovia Capital Markets, LLC, BB&T Capital Markets, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of Montreal, Fortis Capital Corp., Dresdner Bank AG, New York and Cayman Island Branches, Credit Suisse, Cayman Islands Branch, HSBC Bank USA, N.A., Bank of America, N.A., UBS Loan Finance LLC, WestLB AG, New York Branch, Bayerische Hypo-Und Vereinsbank AG, Royal Bank of Canada, Calyon Americas, Bear Stearns Corporate Lending Inc., PNC Bank, National Association, Fifth Third Bank, Union Bank of California, N.A., Regions Bank, Wells Fargo Bank, N.A., Chevy Chase Bank, Societe Generale and Sovereign Bank, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated June 1, 2006.

*10.12.	Form of American Capital Strategies, Ltd. 2006 Employee Stock Option Plan incorporated by reference to Exhibit I to the Definitive Proxy Statement for the 2006 Annual Meeting, filed on April 11, 2006.
*10.13.	Form of Amended and Restated American Capital Incentive Bonus Plan incorporated by reference to Exhibit II to the Definitive Proxy Statement for the 2006 Annual Meeting, filed on April 11, 2006.

*10.14.	Amendment No. 2 to Third Amended and Restated Loan Funding and Servicing Agreement, dated as of August 7, 2006, incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed on November 9, 2006.

*10.15.	Amended and Restated Trust Agreement by and among ACAS Business Loan LLC, 2006-1, as the Trust Depositor, M&T Trust Company of Delaware, as the Owner Trustee, Certificate Registrar, and Paying Agent, and American Capital Strategies, Ltd., as the Servicer, dated July 28, 2006, incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed on November 9, 2006.

*10.16.	ACAS Transfer Agreement between American Capital Strategies, Ltd., as the Originator, and ACAS Business Loan LLC, 2006-1, as the Trust Depositor, dated July 28, 2006, incorporated herein by reference to Exhibit 10.3 of Form 10-Q filed on November 9, 2006.

*10.17.	Transfer and Servicing Agreement by and among ACAS Business Loan Trust 2006-1, as the Issuer, ACAS Business Loan LLC, 2006-1, as the Trust Depositor, American Capital Strategies, Ltd., as the Originator and Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and the Backup Servicer, dated July 28, 2006, incorporated herein by reference to Exhibit 10.4 of Form 10-Q filed on November 9, 2006.

*10.18.	Indenture, by and between ACAS Business Loan Trust 2006-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee, dated July 28, 2006, incorporated herein by reference to Exhibit 4.5 of Form 10-Q filed on November 9, 2006.

Exhibit	Description

*10.19.	American Capital Strategies, Ltd. Disinterested Director Retention Plan, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated August 2, 2006.

*10.20.	Purchase and Sale Agreement, dated October 1, 2006, by and among American Capital Strategies, Ltd. and American Capital Equity I, LLC, incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated October 5, 2006.

10.21.	Amendment No. 3 to Third Amended and Restated Loan Funding and Servicing Agreement among ACS Funding Trust I, American Capital Strategies, Ltd., Variable Funding Capital Corporation, Citigroup Global Markets Realty Corp., Wachovia Capital Markets, LLC, YC SUSI Trust, Bank of America, National Association, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, and Wells Fargo Bank, National Association, dated October 5, 2006, filed herewith.

*10.22.	Amended, Restated and Substituted Swingline Note in the amount of $31,000,000 made by American Capital Strategies, Ltd. in favor of Wachovia Bank, National Association, dated as of January 6, 2006, incorporated herein by reference to Exhibit 10.21 of Form 10-K, filed March 13, 2006.

*14.0.	American Capital Strategies, Ltd. Code of Ethics and Conduct, incorporated herein by reference to Exhibit 2.r of the Registration Statement on Form N-2 (File No. 333-113859), filed March 23, 2004 and American Capital Strategies, Ltd. Personal Investments Code, incorporated herein by reference to Exhibit 2.r of Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-125278), filed July 29, 2005.

21.	Subsidiaries of the Company and jurisdiction of incorporation:
1) American Capital Financial Services, Inc., a Delaware corporation
2) ACS Funding Trust I, a Delaware statutory trust
3) ACS Funding Trust II, a Delaware statutory trust
4) ACAS Business Loan LLC, 2004-1, a Delaware limited liability company
5) ACAS Business Loan Trust 2004-1, a Delaware statutory trust
6) ACAS Business Loan LLC, 2005-1, a Delaware limited liability company
7) ACAS Business Loan Trust 2005-1, a Delaware statutory trust
8) ACAS Business Loan LLC, 2006-1, a Delaware limited liability company
9) ACAS Business Loan Trust 2006-1, a Delaware statutory trust
10) European Capital Financial Services (Guernsey) Limited, a Guernsey holding company
11) European Capital Financial Services Limited, a private limited company incorporated in the United Kingdom

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

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Malon Wilkus	Chairman, President and Chief Executive Officer	March 1, 2007

/s/ JOHN R. ERICKSON John R. Erickson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

* Mary C. Baskin	Director	March 1, 2007

* Neil M. Hahl	Director	March 1, 2007

* Philip R. Harper	Director	March 1, 2007

* John A. Koskinen	Director	March 1, 2007

* Stan Lundine	Director	March 1, 2007

* Kenneth D. Peterson, Jr.	Director	March 1, 2007

* Alvin N. Puryear	Director	March 1, 2007

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital Strategies, Ltd.

We have audited the consolidated financial statements of American Capital Strategies, Ltd. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2006, and the consolidated financial highlights for each of the five years in the period ended December 31, 2006, and have issued our report thereon dated February 27, 2007 (included elsewhere in the Form 10-K). Our audits also included the schedule 12-14. The schedule 12-14 is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2007

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(in millions)

Company (1)	Investments	Amount of Interest or Dividends		December 31, 2005 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2006 Value
		Credited to Income (2)	Other(3)
CONTROL INVESTMENTS
3SI Acquisition Holdings, Inc.	Subordinated Debt	$—		$39.3	$0.2	$39.5	$—
	Common Stock	—		55.3	—	55.3	—

		—		94.6	0.2	94.8	—
ACAS Equity Holdings Corp.	Common Units	—		—	22.8	—	22.8
ACAS Wachovia Investments, L.P.	Partnership Interest	3.6		24.8	3.5	7.0	21.3
ACSAB, LLC	Subordinated Debt	2.3		—	30.4	—	30.4
	Convertible Preferred Membership Units	—		—	140.0	11.8	128.2

		2.3		—	170.4	11.8	158.6
Aeriform Corporation	Senior Debt	1.5		23.0	0.3	23.3	—
	Subordinated Debt	3.6		1.6	36.9	35.8	2.7
	Redeemable Preferred Stock	—		—	0.1	0.1	—
	Common Stock Warrants	—		—	—	—	—

		5.1		24.6	37.3	59.2	2.7
American Capital Asset Management, LLC	Common Membership	—		—	—	—	—
American Capital Equity Management, LLC	Common Membership	1.7		—	36.0	—	36.0
American Driveline Systems,	Senior Debt	1.6		—	66.3	61.0	5.3
Inc.	Subordinated Debt	4.8		14.2	57.7	32.1	39.8
	Redeemable Preferred Stock	5.1		18.5	45.1	32.4	31.2
	Common Stock	—		3.1	20.1	5.6	17.6
	Common Stock Warrants	—		11.1	25.2	8.5	27.8

		11.5		46.9	214.4	139.6	121.7
American Decorative Surfaces	Senior Debt	—		—	0.4	0.4	—
International, Inc.	Subordinated Debt	—		—	10.1	10.1	—
	Convertible Preferred Stock	—		—	8.2	8.2	—
	Common Stock Warrants	—		—	—	—	—

		—		—	18.7	18.7	—
ASC Industries, Inc.	Subordinated Debt	1.2		18.7	—	18.7	—
	Redeemable Preferred Stock	0.2		5.1	0.3	5.4	—
	Common Stock Warrants	—		25.7	—	25.7	—

		1.4		49.5	0.3	49.8	—

Company (1)	Investments	Amount of Interest or Dividends		December 31, 2005 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2006 Value
		Credited to Income (2)	Other(3)
Auxi Health, Inc.	Senior Debt	0.8	$—	5.3	—	—	5.3
	Subordinated Debt	1.0	0.7	16.3	3.1	7.7	11.7
	Convertible Preferred Stock	—	—	—	1.1	1.1	—
	Common Stock Warrants	—	—	1.8	0.8	2.6	—

		1.8	0.7	23.4	5.0	11.4	17.0
Biddeford Real Estate	Senior Debt	0.1		3.0	—	3.0	—
Holdings, Inc.	Common Stock	—		0.5	—	0.5	—

		0.1		3.5	—	3.5	—
BPWest, Inc.	Senior Debt	1.5		6.9	35.9	34.9	7.9
	Subordinated Debt	1.2		6.0	2.1	—	8.1
	Common Stock	2.4		—	21.1	—	21.1
	Redeemable Preferred Stock	0.6		8.1	2.1	4.0	6.2

		5.7		21.0	61.2	38.9	43.3
Bridgeport International, LLC	Senior Debt	0.2		0.2	—	0.2	—
	Common Membership Units	—		4.8	—	4.8	—

		0.2		5.0	—	5.0	—
Capital.com, Inc.	Common Stock	—		0.4	—	—	0.4
Consolidated Utility Services,	Subordinated Debt	1.0		6.6	0.2	—	6.8
Inc.	Redeemable Preferred Stock	0.3		3.9	0.3	1.2	3.0
	Common Stock	—		2.6	4.0	—	6.6

		1.3		13.1	4.5	1.2	16.4
DanChem Technologies, Inc.	Senior Debt	1.5		12.9	1.5	—	14.4
	Redeemable Preferred Stock	—		0.9	9.6	7.2	3.3
	Common Stock	—		—	0.8	0.8	—
	Common Stock Warrants	—		—	—	—	—

		1.5		13.8	11.9	8.0	17.7
ECA Acquisition Holdings,	Senior Debt	2.1		16.2	—	1.7	14.5
Inc.	Subordinated Debt	1.7		9.6	0.4	—	10.0
	Common Stock	—		19.0	5.5	5.7	18.8

		3.8		44.8	5.9	7.4	43.3
eLynx Holdings, Inc.	Senior Debt	1.3		8.8	10.3	2.5	16.6
	Subordinated Debt	1.4		8.6	0.2	—	8.8
	Redeemable Preferred Stock	0.8		8.1	12.3	10.3	10.1
	Common Stock	—		0.9	0.6	1.5	—
	Common Stock Warrants	—		10.9	7.8	18.0	0.7

		3.5		37.3	31.2	32.3	36.2
ETG Holdings, Inc.	Senior Debt	1.0		7.3	—	—	7.3
	Subordinated Debt	1.9		11.1	0.3	—	11.4
	Convertible Preferred Stock	0.2		16.2	0.3	14.2	2.3

		3.1		34.6	0.6	14.2	21.0

Company (1)	Investments	Amount of Interest or Dividends		December 31, 2005 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2006 Value
		Credited to Income (2)	Other(3)
Euro-Caribe Packing	Senior Debt	—		8.1	—	8.1	—
Company, Inc.	Subordinated Debt	—		7.3	8.9	16.2	—
	Common Stock Warrants	—		—	4.7	4.7	—
	Convertible Preferred Stock	—		—	2.7	2.7	—

		—		15.4	16.3	31.7	—
European Capital Limited	Senior Debt	3.2		24.9	503.7	528.6	—
	Participating Preferred Shares	19.8		153.3	575.6	—	728.9
	Ordinary Shares	—		—	—	—	—
	Participating Preferred Warrants	—		—	22.1	—	22.1

		23.0		178.2	1,101.4	528.6	751.0
European Touch, LTD. II	Senior Debt	0.1		2.3	—	2.3	—
	Subordinated Debt	3.1		14.5	1.1	—	15.6
	Redeemable Preferred Stock	0.1		0.5	—	0.1	0.4
	Common Stock	—		6.3	—	1.9	4.4
	Common Stock Warrants	—		16.2	—	2.4	13.8

		3.3		39.8	1.1	6.7	34.2
Flexi-Mat Holding, Inc.	Senior Debt	0.4		4.5	5.8	10.3	—
	Subordinated Debt	—		12.4	1.9	14.3	—
	Redeemable Preferred Stock	—		11.2	6.7	17.9	—
	Common Stock	—		22.2	—	22.2	—

		0.4		50.3	14.4	64.7	—
Fosbel Global Services	Senior Debt	3.8		38.8	6.7	2.5	43.0
(LUXCO) S.C.A	Subordinated Debt	3.7		23.9	0.6	—	24.5
	Redeemable Preferred Stock	—		34.1	5.7	20.0	19.8
	Convertible Preferred Stock	—		0.1	1.4	1.5	—
	Common Stock	—		—	0.1	0.1	—

		7.5		96.9	14.5	24.1	87.3
Future Food, Inc.	Senior Debt	1.3		9.8	—	0.1	9.7
	Subordinated Debt	1.9		12.7	0.1	—	12.8
	Common Stock	—		16.5	—	9.8	6.7
	Common Stock Warrants	—		1.2	—	0.2	1.0

		3.2		40.2	0.1	10.1	30.2
FutureLogic, Inc.	Senior Debt	6.3		49.6	0.2	2.5	47.3
	Subordinated Debt	4.8		29.3	1.0	—	30.3
	Common Stock	—		15.2	23.8	8.0	31.0

		11.1		94.1	25.0	10.5	108.6
Halex Holdings, Inc.	Senior Debt	2.9		24.2	3.8	6.3	21.7
	Subordinated Debt	1.6		29.2	—	19.0	10.2
	Redeemable Preferred Stock	—		14.6	16.1	30.7	—
	Convertible Preferred Stock	—		1.8	0.1	1.9	—
	Common Stock	—		1.0	10.6	11.6	—

		4.5		70.8	30.6	69.5	31.9

Company (1)	Investments	Amount of Interest or Dividends		December 31, 2005 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2006 Value
		Credited to Income (2)	Other(3)
Hartstrings Holdings Corp.	Senior Debt	1.3	0.2	13.9	3.5	8.4	9.0
	Subordinated Debt	—	—	6.4	3.0	9.4	—
	Convertible Preferred Stock	—	—	—	3.0	3.0	—
	Common Stock	—	—	—	4.8	4.8	—

		1.3	0.2	20.3	14.3	25.6	9.0
Hospitality Mints, Inc.	Senior Debt	1.0		7.4	—	0.1	7.3
	Subordinated Debt	2.4		18.2	—	—	18.2
	Convertible Preferred Stock	1.7		28.0	2.4	10.6	19.8
	Common Stock Warrants	0.4		0.6	0.4	—	1.0

		5.5		54.2	2.8	10.7	46.3
Iowa Mold Tooling Co., Inc.	Subordinated Debt	1.5		15.9	—	15.9	—
	Redeemable Preferred Stock	11.9		29.3	6.9	36.2	—
	Common Stock	—		2.0	2.8	4.8	—
	Common Stock Warrants	—		4.3	1.6	5.9	—

		13.4		51.5	11.3	62.8	—
Jones Stephens Corp.	Subordinated Debt	2.7		22.2	23.0	45.2	—
	Redeemable Preferred Stock	—		7.0	—	7.0	—
	Convertible Preferred Stock	—		15.0	—	15.0	—
	Common Stock	—		15.4	—	15.4	—

		2.7		59.6	23.0	82.6	—
KAC Holdings, Inc.	Subordinated Debt	2.1		22.6	0.5	23.1	—
	Redeemable Preferred Stock	0.7		16.2	0.7	16.9	—
	Common Stock	—		61.0	—	61.0	—

		2.8		99.8	1.2	101.0	—
KIC Holdings, Inc.	Senior Debt	0.4		7.4	8.7	8.6	7.5
	Subordinated Debt	3.3		6.5	7.2	1.7	12.0
	Redeemable Preferred Stock	—		—	5.7	4.9	0.8
	Common Stock	—		—	5.1	5.1	—
	Common Stock Warrants	—		—	—	—	—

		3.7		13.9	26.7	20.3	20.3
Lifoam Holdings, Inc.	Senior Debt	3.7		35.1	11.3	10.9	35.5
	Subordinated Debt	3.4		21.9	0.5	—	22.4
	Redeemable Preferred Stock	—		6.0	1.9	6.5	1.4
	Common Stock	—		1.0	—	1.0	—
	Common Stock Warrants	—		3.3	—	3.3	—

		7.1		67.3	13.7	21.7	59.3
Logex Corporation	Subordinated Debt	0.1		26.2	2.9	19.4	9.7
	Redeemable Preferred Stock	—		—	3.8	3.8	—
	Common Stock	—		—	0.9	0.9	—
	Common Stock Warrants	—		—	7.5	7.5	—

		0.1		26.2	15.1	31.6	9.7

Company (1)	Investments	Amount of Interest or Dividends		December 31, 2005 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2006 Value
		Credited to Income (2)	Other(3)
LVI Holdings, LLC	Senior Debt	0.4		4.5	—	1.2	3.3
	Subordinated Debt	1.8		9.4	0.6	—	10.0
	Preferred units	—		15.3	—	15.3	—

		2.2		29.2	0.6	16.5	13.3
MBT International, Inc.	Subordinated Debt	0.2		4.0	—	1.4	2.6
MW Acquisition Corporation	Senior Debt	2.7		—	65.0	56.0	9.0
	Subordinated Debt	3.4		—	23.8	—	23.8
	Redeemable Preferred Stock	2.0		—	33.3	33.3	—
	Convertible Preferred Stock	—		—	16.2	—	16.2
	Common Stock	0.7		—	12.3	—	12.3

		8.8		—	150.6	89.3	61.3
Network for Medical	Subordinated Debt	—		9.9	—	9.9	—
Communication & Research, LLC	Common Membership Warrants	—		25.2	—	25.2	—

		—		35.1	—	35.1	—
New Piper Aircraft, Inc.	Senior Debt	3.7		54.2	11.2	56.0	9.4
	Subordinated Debt	0.2		0.6	—	—	0.6
	Common Stock	—		0.9	24.3	—	25.2

		3.9		55.7	35.5	56.0	35.2
New Starcom Holdings, Inc.	Subordinated Debt	5.4		28.0	1.2	1.3	27.9
	Convertible Preferred Stock	—		17.1	—	6.3	10.8
	Common Stock	—		—	—	—	—

		5.4		45.1	1.2	7.6	38.7
Nspired Holdings, Inc.	Senior Debt	0.9	0.1	17.3	5.1	5.4	17.0
	Subordinated Debt	0.8	—	4.2	5.9	10.1	—
	Redeemable Preferred Stock	—	—	—	15.4	15.4	—
	Common Stock	—	—	—	16.4	16.4	—

		1.7	0.1	21.5	42.8	47.3	17.0
Optima Bus Corporation	Senior Debt	0.4		5.5	4.1	9.6	—
	Subordinated Debt	1.3		2.3	—	2.3	—
	Common Stock	—		—	1.9	1.9	—
	Convertible Preferred Stock	(0.1)		—	22.4	22.4	—

		1.6		7.8	28.4	36.2	—
PaR Systems, Inc.	Subordinated Debt	1.0		4.6	4.5	—	9.1
	Common Stock	—		6.6	—	5.2	1.4
	Common Stock Warrants	—		0.5	—	0.4	0.1

		1.0		11.7	4.5	5.6	10.6
Pasternack Enterprises, Inc.	Senior Debt	3.3		33.6	32.1	62.1	3.6
	Subordinated Debt	4.9		26.4	29.2	27.8	27.8
	Common Stock	2.8		20.6	15.0	7.0	28.6

		11.0		80.6	76.3	96.9	60.0

Company (1)	Investments	Amount of Interest or Dividends		December 31, 2005 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2006 Value
		Credited to Income (2)	Other(3)
PHC Sharp Holdings, Inc.	Senior Debt	—		—	16.3	—	16.3
	Subordinated Debt	—		—	14.8	—	14.8
	Convertible Preferred Stock	—		—	2.9	—	2.9
	Common Stock	—		—	0.7	—	0.7

		—		—	34.7	—	34.7
PHI Acquisitions, Inc.	Senior Debt	1.2		9.9	—	—	9.9
	Subordinated Debt	3.4		24.3	0.4	2.0	22.7
	Redeemable Preferred Stock	5.0		45.1	10.9	20.7	35.3
	Common Stock	—		6.6	—	2.0	4.6
	Common Stock Warrants	—		19.9	—	6.0	13.9

		9.6		105.8	11.3	30.7	86.4
Precitech, Inc.	Senior Debt	0.6		5.3	1.6	6.9	—
	Subordinated Debt	0.3		7.4	0.1	5.3	2.2
	Redeemable Preferred Stock	—		—	9.5	9.5	—
	Common Stock	—		—	2.2	2.2	—
	Common Stock Warrants	—		0.7	1.6	2.3	—

		0.9		13.4	15.0	26.2	2.2
Ranpak Acquisition, Inc.	Senior Debt	0.2		—	3.0	0.3	2.7
	Subordinated Debt	14.4		101.1	2.2	—	103.3
	Redeemable Preferred Stock	12.6		109.5	28.8	52.1	86.2
	Common Stock	—		18.1	4.7	5.4	17.4
	Common Stock Warrants	—		54.2	34.1	16.3	72.0

		27.2		282.9	72.8	74.1	281.6
Reef Point Systems, Inc.	Convertible Preferred Stock	—		—	12.0	4.1	7.9
SAV Holdings, Inc.	Senior Debt	2.1		16.5	0.1	—	16.6
	Subordinated Debt	1.8		11.9	0.2	—	12.1
	Redeemable Preferred Stock	2.0		26.1	2.1	8.3	19.9
	Common Stock	—		2.9	32.0	0.9	34.0

		5.9		57.4	34.4	9.2	82.6
Sixnet, LLC	Senior Debt	1.0		11.2	1.1	3.4	8.9
	Subordinated Debt	1.8		9.9	0.5	0.7	9.7
	Membership Units	—		11.2	2.7	5.3	8.6

		2.8		32.3	4.3	9.4	27.2
Specialty Brands of America,	Senior Debt	0.6		25.1	1.0	26.1	—
Inc.	Subordinated Debt	0.9		21.8	18.1	39.9	—
	Redeemable Preferred Stock	1.2		14.7	4.7	19.4	—
	Convertible Preferred Stock	—		35.2	5.1	40.3	—
	Common Stock	—		3.4	0.5	3.9	—
	Common Stock Warrants	—		9.7	1.5	11.2	—

		2.7		109.9	30.9	140.8	—
S-Tran Holdings, Inc.	Subordinated Debt	—		1.2	5.1	6.3	—

Company (1)	Investments	Amount of Interest or Dividends		December 31, 2005 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2006 Value
		Credited to Income (2)	Other(3)
Stravina Holdings, Inc.	Senior Debt	2.4		47.0	35.8	54.9	27.9
	Subordinated Debt	—		4.5	34.2	38.7	—
	Redeemable Preferred Stock	—		—	7.6	7.6	—
	Common Stock	—		—	27.7	27.7	—

		2.4		51.5	105.3	128.9	27.9
UFG Real Estate Holdings,	Senior Debt	0.1		—	20.0	20.0	—
LLC	Common Membership	—		—	3.5	—	3.5

		0.1		—	23.5	20.0	3.5
Unwired Holdings, Inc (6)	Senior Debt	—		—	3.0	—	3.0
	Subordinated Debt	—		—	—	—	—
	Redeemable Preferred Stock	—		—	—	—	—
	Convertible Preferred Stock	—		—	—	—	—
	Preferred Stock Warrants	—		—	—	—	—
	Common Stock	—		—	—	—	—
	Common Stock Warrants	—		—	—	—	—

		—		—	3.0	—	3.0
VP Acquisition Holdings, Inc.	Senior Debt	—		0.5	—	0.5	—
	Subordinated Debt	2.7		17.8	0.4	—	18.2
	Common Stock	—		42.4	5.6	12.7	35.3
	Common Stock Warrants	—		—	—	—	—

		2.7		60.7	6.0	13.2	53.5
Warner Power, LLC	Senior Debt	0.8		6.6	—	0.3	6.3
	Subordinated Debt	0.7		4.5	0.3	—	4.8
	Redeemable Preferred Stock	—		—	5.7	2.1	3.6
	Common Membership Units	—		—	1.1	0.5	0.6
	Common Membership Warrants	—		0.2	0.9	1.1	—

		1.5		11.3	8.0	4.0	15.3
Weber Nickel Technologies,	Subordinated Debt	—		8.5	9.9	18.4	—
Ltd.	Common Stock	—		—	1.2	1.2	—
	Redeemable Preferred Stock	—		—	12.6	12.6	—

		—		8.5	23.7	32.2	—
WWC Acquisitions, Inc.	Senior Debt	1.4		11.2	0.2	11.4	—
	Subordinated Debt	3.3		22.1	0.4	22.5	—
	Common Stock	—		41.6	—	41.6	—

		4.7		74.9	0.6	75.5	—
Subtotal Control Investments		$232.5	$1.0	$2,516.3	$2,665.9	$2,571.5	$2,610.7

AFFILIATE INVESTMENTS
Bankruptcy Management	Senior Debt	$1.4		$17.7	$0.3	$18.0	$—
Solutions, Inc.	Subordinated Debt	2.6		27.6	0.6	28.2	—
	Common Stock	1.0		6.1	—	6.1	—
	Common Stock Warrants	—		2.2	—	2.2

		5.0		53.6	0.9	54.5	—

Company (1)	Investments	Amount of Interest or Dividends		December 31, 2005 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2006 Value
		Credited to Income (2)	Other(3)
CCCI Holdings, Inc.	Senior Debt	1.5		—	73.8	—	73.8
	Convertible Preferred Stock	0.1		—	5.7	—	5.7

		1.6		—	79.5	—	79.5
Compusearch Holdings	Subordinated Debt	1.2		12.3	—	12.3	—
Company, Inc.	Convertible Preferred Stock	—		1.6	—	1.6	—

		1.2		13.9	—	13.9	—
Coghead, Inc.	Convertible Preferred Stock	—		—	3.2	—	3.2
Continental Structural Plastics,	Subordinated Debt	0.9		11.0	0.1	11.1	—
Inc.	Common Stock	—		0.3	—	0.3	—
	Redeemable Preferred Stock	—		2.9	—	2.9	—

		0.9		14.2	0.1	14.3	—
Edge Products, LLC	Senior Debt	—		10.7	0.2	10.9	—
	Subordinated Debt	—		13.5	0.1	13.6	—
	Common Membership Units	—		2.3	—	2.3	—
	Common Membership Warrants	—		1.8	—	1.8	—

		—		28.3	0.3	28.6	—
FMI Holdco I, LLC	Subordinated Debt	1.7		12.6	—	12.6	—
	Common Units	—		2.4	0.3	2.7	—
	Preferred Units	—		1.7	1.4	3.1	—

		1.7		16.7	1.7	18.4	—
IS Holdings I, Inc	Senior Debt	0.2		—	7.9	—	7.9
	Redeemable Preferred Stock	—		—	2.8	—	2.8
	Common Stock	—		—	—	—	—

		0.2		—	10.7	—	10.7
Kirby Lester Holdings, LLC	Senior Debt	1.5		11.5	3.4	2.9	12.0
	Subordinated Debt	1.8		11.6	0.3	—	11.9
	Preferred Units	—		0.4	—	0.4	—

		3.3		23.5	3.7	3.3	23.9
Marcal Paper Mills, Inc.	Common Stock Warrants	—		3.5	—	3.5	—
	Common Stock	—		3.5	—	3.5	—

		—		7.0	—	7.0	—
Narus, Inc.	Convertible Preferred Stock	—		—	8.8	—	8.8
NBD Holdings Corp.	Subordinated Debt	2.4		—	42.8	—	42.8
	Convertible Preferred Stock	0.4		—	15.3	4.5	10.8
	Common Stock	—		—	0.1	—	0.1

		2.8		—	58.2	4.5	53.7

Company (1)	Investments	Amount of Interest or Dividends		December 31, 2005 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2006 Value
		Credited to Income (2)	Other(3)
Nivel Holdings, LLC	Senior Debt	0.8		—	31.0	25.4	5.6
	Subordinated Debt	2.0		8.7	16.7	8.9	16.5
	Preferred Units	—		0.9	—	0.9	—
	Common Units	—		0.4	0.1	0.5	—
	Common Membership Warrants	—		0.1	0.1	0.2	—

		2.8		10.1	47.9	35.9	22.1
NPC Holdings, Inc.	Senior Debt	0.5		4.4	—	—	4.4
	Subordinated Debt	1.3		8.0	0.2	—	8.2
	Common Stock	—		—	—	—	—
	Redeemable Preferred Stock	1.1		9.4	2.3	4.3	7.4
	Convertible Preferred Stock	—		1.4	—	0.4	1.0
	Convertible Preferred Stock Warrants	—		4.4	—	1.3	3.1

		2.9		27.6	2.5	6.0	24.1
NWCC Acquisitions, LLC	Common Units	—		—	0.3	0.3	—
	Redeemable Preferred Units	—		2.6	—	2.6	—

		—		2.6	0.3	2.9	—
PaR Nuclear Holding	Common Stock	—		5.2	—	5.2	—
Company
Qualitor Component Holdings,	Subordinated Debt	4.9		28.4	1.3	—	29.7
LLC	Common Units	—		—	0.2	0.2	—
	Redeemable Preferred Stock	—		3.3	—	2.6	0.7

		4.9		31.7	1.5	2.8	30.4
Radar Detection Holdings	Senior Debt	1.6		13.0	—	—	13.0
Corp	Common Stock	—		9.8	—	3.9	5.9

		1.6		22.8	—	3.9	18.9
Riddell Holdings, LLC	Common Units	—		5.9	2.1	8.0	—
Roadrunner Dawes, Inc.	Subordinated Debt	2.5		17.5	0.4	—	17.9
	Common Stock	—		10.0	—	7.3	2.7

		2.5		27.5	0.4	7.3	20.6
Roarke—Money Mailer, LLC	Common Membership Interest	—		3.9	—	3.9	—
Seroyal Holdings, L.P.	Senior Debt	0.7		5.7	—	2.7	3.0
	Subordinated Debt	1.4		8.7	0.2	—	8.9
	Partnership Units	—		1.3	1.0	0.3	2.0
	Redeemable Preferred Partnership Units	—		0.7	0.3	0.4	0.6

		2.1		16.4	1.5	3.4	14.5
Small Smiles Holding	Subordinated Debt	3.5		—	88.9	—	88.9
Company, LLC
TechBooks, Inc.	Subordinated Debt	6.1		30.0	20.2	—	50.2
	Convertible Preferred Stock	—		16.9	16.2	4.5	28.6

		6.1		46.9	36.4	4.5	78.8

Company (1)	Investments	Amount of Interest or Dividends		December 31, 2005 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2006 Value
		Credited to Income (2)	Other(3)
The Hygenic Corporation	Senior Debt	1.5		—	23.8	6.0	17.8
	Subordinated Debt	0.6		10.9	0.1	11.0	—
	Common Stock	—		7.0	14.6	0.4	21.2
	Redeemable Preferred Stock	0.7		10.3	1.1	3.4	8.0

		2.8		28.2	39.6	20.8	47.0
Trinity Hospice, Inc.	Senior Debt	1.3		16.0	0.1	16.1	—
	Redeemable Preferred Stock	0.2		—	4.2	4.2	—
	Common Stock	0.5		—	—	—	—

		2.0		16.0	4.3	20.3	—
Tymphany Corporation	Convertible Preferred Stock	—		—	13.0	3.9	9.1
Unwired Holdings, Inc (6)	Senior Debt	0.5	$—	7.3	7.2	14.5	—
	Subordinated Debt	0.8	0.3	15.0	0.9	15.9	—
	Redeemable Preferred Stock	—	—	9.1	2.8	11.9	—
	Preferred Stock Warrants	—	—	—	—	—	—
	Convertible Preferred Stock	—	—	—	1.8	1.8	—
	Common Stock	—	—	—	1.8	1.8	—
	Common Stock Warrants	—	—	—	—	—	—

		1.3	0.3	31.4	14.5	45.9	—
WFS Holding, Inc.	Subordinated Debt	1.8		12.1	0.2	12.3	—
	Convertible Preferred Stock	—		3.5	2.0	1.0	4.5

		1.8		15.6	2.2	13.3	4.5
WIS International	Convertible Preferred Stock	—		—	29.6	—	29.6
	Common Stock	—		—	7.4	—	7.4

		—		—	37.0	—	37.0
Subtotal Affiliate Investments		$51.0	$0.3	$449.0	$459.2	$332.5	$575.7
Total Control and Affiliate Investments		$283.5	$1.3	$2,965.3	$3,125.1	$2,904.0	$3,186.4

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.
(3)	Other includes interest, dividend or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the gross reductions for the investments, as applicable.
(4)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, accrued PIK interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(5)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(6)	As of December, 31, 2005, the portfolio company was classified as an Affiliate Investment. As of December, 31 2006, we have a controlling interest of more than 25% of the portfolio company and is therefore classified as a Control Investment.
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.