Form 10-Q
period 2007-03-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2007-05-10
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2007, was 161,552,633.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Investments at fair value (cost of $8,350 and $7,781, respectively)
Non-Control/Non-Affiliate investments (cost of $4,834 and $4,827, respectively)	$4,897	$4,869
Affiliate investments (cost of $682 and $536, respectively)	718	576
Control investments (cost of $2,832 and $2,416, respectively)	3,023	2,611
Derivative agreements (cost of $2 and $2, respectively)	15	20

Total investments at fair value	8,653	8,076
Cash and cash equivalents	153	77
Restricted cash	88	233
Interest receivable	62	44
Other	171	179

Total assets	$9,127	$8,609

Liabilities and Shareholders’ Equity
Debt (maturing within one year of $183 and $353, respectively)	$4,006	$3,926
Derivative agreements	15	13
Accrued dividends payable	137	130
Other	188	198

Total liabilities	4,346	4,267

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 200.0 shares authorized, 161.7 and 151.6 issued and 157.5 and 147.6 outstanding, respectively	2	1
Capital in excess of par value	4,420	3,980
Notes receivable from sale of common stock	(7)	(7)
Undistributed net realized earnings	79	88
Net unrealized appreciation of investments	287	280

Total shareholders’ equity	4,781	4,342

Total liabilities and shareholders’ equity	$9,127	$8,609

Net asset value per share	$30.36	$29.42

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2007	2006
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$130	$68
Affiliate investments	17	11
Control investments	59	52

Total interest and dividend income	206	131

Asset management and other fee income
Non-Control/Non-Affiliate investments	7	18
Affiliate investments	1	—
Control investments	36	24

Total asset management and other fee income	44	42

Total operating income	250	173

OPERATING EXPENSES:
Interest	62	36
Salaries, benefits and stock-based compensation	51	23
General and administrative	25	15

Total operating expenses	138	74

OPERATING INCOME BEFORE INCOME TAXES	112	99
Benefit (provision) for income taxes	2	(6)

NET OPERATING INCOME	114	93

Net realized gain on investments
Non-Control/Non-Affiliate investments	2	5
Affiliate investments	—	5
Control investments	8	33
Derivative agreements	3	1

Total net realized gain on investments	13	44

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	6	3
Foreign currency translation	8	—
Derivative agreements	(7)	21

Total net unrealized appreciation of investments	7	24

Total net gain on investments	20	68
INCREASE IN NET ASSETS RESULTING FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	134	161
Cumulative effect of accounting change, net of tax	—	1

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$134	$162

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.75	$0.77
Diluted	$0.73	$0.77
NET EARNINGS PER COMMON SHARE:
Basic	$0.88	$1.35
Diluted	$0.86	$1.34
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	152.7	119.9
Diluted	156.1	121.1
DIVIDENDS DECLARED PER COMMON SHARE	$0.89	$0.80

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2007	2006
Operations:
Net operating income	$114	$93
Net realized gain on investments	13	44
Net unrealized appreciation of investments	7	24
Cumulative effect of accounting change, net of tax	—	1

Net increase in net assets resulting from operations	134	162

Shareholder distributions:
Common stock dividends from net operating income	(114)	(93)
Common stock dividends in excess of net operating income	(23)	(3)

Net decrease in net assets resulting from shareholder distributions	(137)	(96)

Capital share transactions:
Issuance of common stock	418	154
Issuance of common stock under stock option plans	6	3
Issuance of common stock under dividend reinvestment plan	12	—
Purchase of common stock held in deferred compensation trusts	(10)	(1)
Stock-based compensation	18	3
Other	(2)	(2)

Net increase in net assets resulting from capital share transactions	442	157

Total increase in net assets	439	223
Net assets at beginning of period	4,342	2,898

Net assets at end of period	$4,781	$3,121

Net asset value per common share	$30.36	$25.30

Common stock outstanding at end of period	157.5	123.4

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net increase in net assets resulting from operations	$134	$162
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized appreciation of investments	(7)	(24)
Net realized gain on investments	(13)	(44)
Accretion of loan discounts	(1)	(3)
Increase in accrued payment-in-kind interest and dividends	(37)	(29)
Collection of loan origination fees	5	5
Amortization of deferred finance costs and net debt premium	2	2
Stock-based compensation and other deferred compensation expense	18	3
Funding of deferred compensation plan	—	(26)
Increase in interest receivable	(18)	(3)
Decrease in other assets	8	5
Decrease in other liabilities	(10)	(22)
Other	2	2

Net cash provided by operating activities	83	28

Investing activities:
Purchases of investments	(1,050)	(891)
(Repayments) fundings on portfolio company revolving credit facility investments, net	(42)	8
Principal repayments	123	438
Proceeds from sale of debt investments	424	43
Collection of payment-in-kind notes, dividends and accreted loan discounts	3	7
Proceeds from sale of equity investments	20	99
Interest rate derivative settlements, net	3	1
Capital expenditures for property and equipment	(8)	(5)

Net cash used in investing activities	(527)	(300)

Financing activities:
Proceeds from asset securitizations	—	68
Draws on (repayment of) revolving credit facilities, net	281	(2)
Repayment of notes payable for asset securitizations	—	(61)
Proceeds from unsecured debt issuance	—	22
(Repayments) proceeds from TRS facility, net	(201)	25
Proceeds from debt service escrows	145	38
Issuance of common stock	424	157
Purchase of common stock held in deferred compensation trusts	(10)	(1)
Distributions paid	(118)	(3)
Other	(1)	—

Net cash provided by financing activities	520	243

Net increase (decrease) in cash and cash equivalents	76	(29)
Cash and cash equivalents at beginning of period	77	97

Cash and cash equivalents at end of period	$153	$68

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$12	$—

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2007	2006
Per Share Data:
Net asset value at beginning of the period	$29.42	$24.37

Net operating income(1)	0.75	0.77
Net realized gain on investments(1)	0.09	0.37
Net unrealized appreciation on investments(1)	0.04	0.20
Cumulative effect of accounting change, net of tax(1)	—	0.01

Net increase net assets resulting from operations(1)	0.88	1.35
Issuance of common stock	0.88	0.39
Distribution of net investment income	(0.89)	(0.80)
Other, net(2)	0.07	(0.01)

Net asset value at end of period	$30.36	$25.30

Ratio/Supplemental Data:
Per share market value at end of period	$44.31	$35.16
Total loss(3)	(2.2)%	(0.6)%
Shares outstanding at end of period	157.5	123.4
Net assets at end of period	$4,781	$3,121
Average net assets	$4,562	$3,009
Average debt outstanding(4)	$4,011	$2,431
Average debt per common share(1)	$26.27	$20.28
Ratio of operating expenses, net of interest expense, to average net assets	1.67%	1.28%
Ratio of interest expense to average net assets	1.36%	1.20%

Ratio of operating expenses to average net assets	3.03%	2.48%
Ratio of net operating income to average net assets	2.50%	3.09%

(1)	Weighted average basic per share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the issuance of non-recourse notes to purchase common stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total loss is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 5% discount on shares purchased through the reinvested dividends.
(4)	Based on a daily weighted average balance of debt outstanding for the period.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)	$—	$0.2	$—
Affordable Care Holding	Health Care Providers &	Senior Debt (8.6%, Due 11/12)	3.0	3.0	3.0
Corp.	Services	Subordinated Debt (15%, Due 11/13 – 11/14)(7)	51.6	50.8	50.8
		Convertible Preferred Stock (84,952 shares)		87.5	87.5
		Common Stock (21,238,000 shares)(1)		21.3	21.3

				162.6	162.6
A.H. Harris & Sons, Inc.	Distributors	Common Stock Warrants (2,004 shares)(1)		0.5	3.2
Algoma Holding Company	Building Products	Subordinated Debt (16.0%, Due 4/13)(7)	7.8	7.7	7.7
		Convertible Preferred Stock (28,000 shares)(1)		2.8	10.9

				10.5	18.6
American Capital Equity I, LLC	Diversified Financial Services	Senior Debt (7.6%, Due 10/07)	1.1	1.1	1.1
Appleseed’s Topco, Inc.	Internet & Catalog Retail	Common Stock (679,490 shares)(1)		2.1	2.1
Aspect Software	IT Services	Senior Debt (12.4%, Due 7/12)	20.0	19.8	19.8
Astrodyne Corporation	Electrical Equipment	Senior Debt (13.3%, Due 4/11)(7)	6.5	6.4	6.4
		Subordinated Debt (12.0%, Due 4/12)(7)	11.0	10.9	10.9
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (386,894 shares)		7.9	10.9

				25.2	28.2
Avanti Park Place LLC	Real Estate	Senior Debt (8.3%, Due 6/10)(7)	6.4	6.4	6.4
Axygen Holdings Corporation	Health Care Equipment	Senior Debt (8.6%, Due 12/12)	2.0	1.9	1.9
	& Supplies	Subordinated Debt (14.5%, Due 9/14)(7)	58.8	58.0	58.0
		Redeemable Preferred Stock (246,400 shares)		44.5	44.5
		Convertible Preferred Stock (58,520 shares)		15.7	15.7
		Common Stock (3,080 shares)(1)		0.3	0.4
		Common Stock Warrants (246,400 shares)(1)		23.0	28.9

				143.4	149.4
BarrierSafe Solutions	Commercial Services &	Senior Debt (13.8%, Due 9/10)(7)	13.7	13.6	13.6
International, Inc.	Supplies	Subordinated Debt (16.0%, Due 9/11 – 9/12)(7)	54.0	53.5	53.5

				67.1	67.1
Barton Cotton Holding	Commercial Services &	Senior Debt (8.8%, Due 4/11 – 4/12)(7)	38.4	37.7	37.7
Corporation	Supplies	Subordinated Debt (14.0%, Due 9/13)(7)	29.3	28.9	28.9
		Redeemable Preferred Stock (33,936 shares)(1)		20.1	20.1
		Convertible Preferred Stock (80,640 shares)(1)		8.1	8.1
		Common Stock Warrants (150,827 shares)(1)		15.0	12.9

				109.8	107.7
BBB Industries, LLC	Auto Components	Senior Debt (11.3%, Due 6/13)(7)	94.0	92.5	92.5
Berry-Hill Galleries, Inc.	Distributors	Senior Debt (15.8%, Due 9/08 – 3/12)	35.1	34.7	34.7
		Common Stock Warrants (1)		—	—

				34.7	34.7
BLI Partners, LLC	Personal Products	Common Membership (1 unit)(1)		17.3	—
Breeze Industrial Products	Auto Components	Senior Debt (11.8%, Due 8/13)(7)	19.0	18.7	18.7
Corporation		Subordinated Debt (14.3%, Due 8/13 – 8/15)(7)	33.4	33.0	33.0

				51.7	51.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
BSW Investors II, LLC	Real Estate	Senior Debt (7.3%, Due 8/28)(7)	2.0	2.0	2.0
Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)(7)	118.9	117.4	117.4
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (11.4%, Due 7/12)(7)	8.0	8.0	8.0
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt (11.1%, Due 9/14)(7)	38.0	37.6	37.6
CH Holding Corp.	Leisure Equipment &	Senior Debt (12.3%, Due 5/11)	14.0	13.8	13.8
	Products	Redeemable Preferred Stock (21,215 shares)(1)		42.8	2.8
		Convertible Preferred Stock (665,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				56.6	16.6
CIBT Global Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 5/12)(7)	67.2	66.2	66.2
CL Holding Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.8%, Due 3/10)(7) Redeemable Preferred Stock (8,295 shares)(1)	16.8	15.6 0.3	15.6 0.3
		Common Stock (8,295 shares)(1)		—	—
		Preferred Stock Warrants (1,095 shares)(1)		—	—
		Common Stock Warrants (197,322 shares)(1)		5.4	1.4

				21.3	17.3
Compusearch Holdings Company, Inc.	Software	Subordinated Debt (12.0%, Due 6/12)(7) Convertible Preferred Stock (28,027 shares)	12.5	12.3 1.1	12.3 1.1

				13.4	13.4
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11)(7)	14.0	11.8	11.8
		Redeemable Preferred Stock (1,400,000 shares)		1.4	1.4
		Common Stock Warrants (5,240,521 shares)(1)		3.6	9.3

				16.8	22.5
DelStar, Inc.	Building Products	Subordinated Debt (14.0%, Due 12/12)(7)	18.1	17.8	17.8
		Redeemable Preferred Stock (31,955 shares)		15.0	15.0
		Convertible Preferred Stock (35,505 shares)		3.8	3.8
		Common Stock Warrants (106,891 shares)(1)		20.3	30.0

				56.9	66.6
Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)(7)	28.0	27.6	27.6
EAG Acquisition, LLC	Commercial Services & Supplies	Senior Debt (9.3%, Due 9/10)(7) Subordinated Debt (16.0%, Due 9/11)(7)	63.5 25.7	62.5 25.4	62.5 25.4
		Redeemable Preferred Stock (4,900,000 shares)		5.6	5.6
		Common stock warrents (4,900,000 shares)(1)		—	26.0

				93.5	119.5
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units (2,386,549 units)(1)		0.9	5.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Edline, LLC	Software	Subordinated Debt (14.0%, Due 7/13)(7)	17.5	13.1	13.1
		Membership Warrants (6,447,500 units)(1)		6.0	7.6

				19.1	20.7
FAMS Acquisition, Inc.	Diversified Financial Services	Senior Debt (11.9%, Due 8/10 – 8/11)(7) Subordinated Debt (14.8%, Due 8/12 – 8/13)(7)	27.1 25.0	26.7 24.7	26.7 24.7
		Convertible Preferred Stock (1,034,290 shares)(1)		25.1	36.2

				76.5	87.6
FCC Holdings, LLC	Commercial Banks	Senior Debt (13.0%, Due 8/09)(7)	25.0	24.8	24.8
Forest Alaska Operating LLC	Oil, Gas & Consumable Fuels	Senior Debt (11.8%, Due 12/11)	37.5	37.5	37.5
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)(6) Common Stock Warrants (122,397 shares)(1)	15.6	12.9 0.1	8.2 —

				13.0	8.2
FPI Holding Corporation	Food Products	Senior Debt (8.8%, Due 5/11 – 5/12)	57.7	56.8	56.8
		Subordinated Debt (15.0%, Due 5/13)(7)	39.0	38.4	38.4
		Convertible Preferred Stock (26,074 shares)		29.9	29.9
		Common Stock (6,518 shares)(1)		7.0	7.0

				132.1	132.1
FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt (11.7%, Due 4/11 – 5/11)(7) Subordinated Debt (15.0%, Due 5/12)(7) Redeemable Preferred Stock (5,860,400 shares)	18.0 9.6	17.8 9.4 9.6	17.8 9.4 9.6
		Convertible Preferred Stock (2,930,200 shares)		1.2	1.4
		Common Stock (2,930,200 shares)(1)		1.2	1.6

				39.2	39.8
Haband Company, Inc.	Internet & Catalog Retail	Senior Debt (8.8%, Due 10/11 – 10/12)	3.0	3.0	3.0
		Subordinated Debt (13.1%, Due 10/13)(7)	29.1	28.7	28.7

				31.7	31.7
HomeAway, Inc.	Diversified Consumer Services	Senior Debt (11.1%, Due 10/12) Redeemable Preferred Stock (461,446 shares)	59.3	58.4 0.8	58.4 0.8
		Convertible Preferred Stock (1,680,000 shares)		8.6	8.6
		Common Stock (461,447 shares)(1)		1.0	1.0

				68.8	68.8
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (14.8%, Due 7/12)(7) Redeemable Preferred Stock (3,500 shares)	32.4	32.1 5.3	32.1 5.3

				37.4	37.4
Infiltrator Systems, Inc.	Building Products	Senior Debt (12.3%, Due 10/13)(7)	52.2	51.4	51.4
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt (12.8%, Due 3/13) Subordinated Debt (15.0%, Due 3/14)(7)	11.5 17.2	11.4 16.9	11.4 16.9
		Convertible Preferred Stock (17,150 shares)		18.6	35.2

				46.9	63.5
Inovis International, Inc.	Software	Senior Debt (11.8%, Due 5/10)(7)	88.0	87.0	87.0
Intergraph Corporation	Software	Senior Debt (11.4%, Due 12/14)	3.0	3.0	3.0

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Johnny Appleseed’s Inc.	Internet & Catalog Retail	Subordinated Debt (14.5%, Due 2/12)(7)	18.3	18.1	18.1
Jones Stephens Corp.	Building Products	Subordinated Debt (13.5%, Due 9/13 – 9/14)(7)	22.6	22.2	22.2
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt (12.0%, Due 1/12 – 1/14 )(7)	25.3	25.0	25.0
Lakeshore Drive in Plaza, LLC	Real Estate	Senior Debt (6.1%, Due 4/16)(7)	1.3	1.3	1.3
LTM Enterprises, Inc.	Personal Products	Senior Debt (13.4%, Due 11/11)	19.2	19.1	19.1
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt (14.0%, Due 1/13)(7)	13.8	13.7	13.7
Medical Billing Holdings, Inc.	Commercial Services & Supplies	Senior Subordinated Debt (15.0%, Due 9/13)(7) Convertible Preferred Stock (15,848 shares)	10.2	10.0 16.6	10.0 20.9
		Common Stock (3,962,000 shares)(1)		4.0	5.0

				30.6	35.9
Middleton Properties II, LLC	Real Estate	Senior Debt (5.9%, Due 4/12)(7)	2.8	2.7	2.7
Milton’s Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)(7)	8.5	8.4	8.4
Mirion Technologies	Electrical Equipment	Senior Debt (9.9%, Due 5/08 – 11/11)(7)	109.0	108.2	108.8
		Subordinated Debt (15.2%, Due 9/09 – 5/12)(7)	47.5	47.0	47.0
		Convertible Preferred Stock (523,203 shares)		47.1	46.2
		Common Stock (29,422 shares)(1)		3.3	8.4
		Common Stock Warrants (266,245 shares)(1)		22.3	51.6

				227.9	262.0
MTS Group, LLC	Textiles, Apparel & Luxury Goods	Senior Debt (11.8%, Due 10/08 – 10/11)(7) Subordinated Debt (16.0%, Due 10/12)(7)	19.9 16.8	19.6 16.6	19.6 16.6
		Common Stock (558,214 shares)(1)		0.7	0.7

				36.9	36.9
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt (11.9%, Due 9/14)(7)	53.0	52.8	52.8
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt (7.7%, Due 10/15)(7)	6.1	6.1	6.1
Nursery Supplies, Inc.	Containers & Packaging	Senior Subordinated Debt (13.0%, Due 7/08)(7)	10.2	10.2	10.2
		Junior Subordinated Debt (15.0%, Due 7/08)(6)	10.6	9.2	7.5

				19.4	17.7
Pan Am International Flight Academy, Inc.	Commercial Services & Supplies	Senior Debt (9.3%, Due 4/12)(7) Senior Subordinated Debt (16.0%, Due 7/13)(7)	20.0 26.1	19.7 25.8	19.7 25.8
		Convertible Preferred Stock (9,888 shares)(1)		9.9	2.7

				55.4	48.2
PHC Acquisition, Inc.	Diversified Consumer Services	Subordinated Debt (14.7%, Due 3/12 – 3/13)(7) Convertible Preferred Stock (7,872 shares)(1)	24.9	24.5 0.4	24.5 0.5
		Common Stock (635,384 shares)(1)		27.7	42.8

				52.6	67.8

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.3%, Due 12/12)(7) Subordinated Debt (15.0%, Due 12/14)(7)	14.9 15.0	14.6 14.8	14.6 14.8
		Convertible Preferred Stock (240,984 shares)		2.9	2.9
		Common Stock (60,246 shares)(1)		0.7	0.7

				33.0	33.0
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt (11.8%, Due 12/10 – 12/11)(7) Subordinated Debt (15.0%, Due 12/12)(7)	24.1 16.9	24.0 16.9	24.0 16.9

				40.9	40.9
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2.6	6.0
Preferred Development, LLC	Real Estate	Senior Debt (7.8%, Due 12/22)(7)	2.7	2.7	2.7
Roarke – Money Mailer, LLC	Media	Common Membership Units (24,500 shares)(1)		1.1	2.8
Rocky Shoes & Boots, Inc. (2)	Textiles, Apparel & Luxury Goods	Senior Debt (13.8%, Due 1/11)(7)	10.0	9.9	9.9
RTL Acquisition Corp.	Health Care Providers & Services	Senior Debt (8.8%, Due 2/11) Subordinated Debt (14.0%, Due 2/13)(7)	0.3 16.4	0.2 16.1	0.2 16.1
		Redeemable Preferred Stock (71,377shares)		9.3	9.3
		Convertible Preferred Stock (155,013 shares)(1)		7.1	7.4
		Common Stock (8,159 shares)(1)		0.4	0.1
		Common Stock Warrants (71,377 shares)(1)		3.2	3.8

				36.3	36.9
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.5%, Due 7/09 – 6/10)(7) Subordinated Debt (14.5%, Due 6/11 – 6/12)(7)	22.9 13.2	22.7 13.0	22.7 13.0
		Redeemable Preferred Stock (7,700 shares)(1)		4.8	0.2
		Convertible Preferred Stock (2,100 shares)(1)		0.2	—
		Preferred Stock Warrants (35,522 shares)(1)		3.5	—

				44.2	35.9
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (67,973 shares)(1)		4.6	1.9
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)(7)	10.5	10.0	10.0
		Common Stock Warrants (5,187 shares)(1)		0.5	0.8

				10.5	10.8
SDP Consulting, Inc.	Construction & Engineering	Senior Debt (10.6%, Due 5/11 – 5/12)(7)	140.7	138.9	138.9
		Common Stock (35,000 shares)(1)		0.1	0.1

				139.0	139.0
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (11.9%, Due 8/09 – 8/12)(7)	20.2	20.1	20.1
Specialty Brands of America, Inc.	Food Products	Senior Debt (11.1%, Due 12/09 – 5/11)(7) Subordinated Debt (13.4%, Due 9/08 – 5/14)(7)	16.6 40.3	16.4 40.1	16.4 40.1
		Redeemable Preferred Stock (146,513 shares)		12.2	12.2
		Convertible Preferred Stock (130,165 shares)		13.9	15.4
		Common Stock (23,741shares)(1)		2.4	4.3
		Common Stock Warrants (68,225 shares)(1)		6.8	14.3

				91.8	102.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt (12.0%, Due 8/12 – 8/13)	45.0	44.3	44.3
		Senior Subordinated Debt (15.3%, Due 8/14 – 8/15)(7)	40.1	39.5	39.5
		Convertible Preferred Stock (68,065 shares)(1)		32.9	26.0
		Common Stock (68,065 shares)(1)		—	—

				116.7	109.8
SSH Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (12.4%, Due 9/12)(7) Subordinated Debt (14.0%, Due 9/13)(7)	12.5 19.2	12.3 18.9	12.3 18.9
		Convertible Preferred Stock (357,700 shares)		27.8	50.7

				59.0	81.9
STB Holdings, Inc.	Commercial Services and Supplies	Senior Debt (8.6%, Due 6/12) Subordinated Debt (14.0%, Due 6/13 – 6/14)(7)	3.0 85.4	3.0 84.2	3.0 84.2
		Convertible Preferred Stock (92,400 shares)		98.4	98.4
		Common Stock (23,100,000 shares)(1)		23.1	16.5

				208.7	202.1
Stein World, LLC	Household Durables	Senior Debt (13.3%, Due 10/11)	8.8	8.7	8.7
		Subordinated Debt (19.3%, Due 10/12 – 10/13)(6)	25.7	22.4	4.1

				31.1	12.8
Summit Global Logistics, Inc(2)	Road & Rail	Common Stock (99,690 shares)(1) Common Stock Warrants (19,800 shares)(1)		1.0 —	1.0 —

				1.0	1.0
Supreme Corq Holdings, LLC	Household Products	Senior Debt (8.8%, Due 6/09)	4.3	4.2	4.2
		Subordinated Debt (12.0%, Due 6/12)(6)	5.0	4.0	—
		Common membership Warrants (3,359 shares)(1)		0.4	—

				8.6	4.2
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Senior Debt (9.0%, Due 3/13) Subordinated Debt (13.0%, Due 3/14)(7)	5.8 14.2	5.7 14.0	5.7 14.0
		Redeemable Preferred Stock (338 shares)		0.4	0.4
		Common Stock (3,755 shares)(1)		—	—

				20.1	20.1
TechFin Capital Corporation	Diversified Financial Services	Convertible Preferred Stock (14,000,000 shares)(1)		17.5	17.5
Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants (792,149 shares)(1)		1.7	4.5
The Arthur Gilbert & Rosalinde Gilbert 1982 Trust	Real Estate	Senior Debt (9.5%, Due 1/17)(7)	5.9	5.9	5.9
The Tensar Corporation	Construction & Engineering	Senior Debt (12.6%, Due 4/13)(7)	82.0	80.9	80.9
		Subordinated Debt (17.5%, Due 10/13)	32.7	32.4	32.4

				113.3	113.3
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt (11.6%, Due 12/11 – 12/13)(7) Subordinated Debt (14.0%, Due 12/14)(7)	50.6 40.2	49.7 39.6	49.7 39.6
		Preferred Unit (14,000,000 units)(1)		8.5	8.5
		Preferred Unit Warrants (2,400,269 units)(1)		5.7	5.7

				103.5	103.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
ThreeSixty Sourcing, Inc. (3)	Commercial Services & Supplies	Senior Debt (13.3%, Due 9/08)	7.0	7.0	7.0
		Common Stock Warrants (35 shares)(1)		4.1	—

				11.1	7.0
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.6%, Due 8/13)(7)	54.0	53.7	53.7
Trigeant, Ltd.	Oil, Gas & Consumable Fuels	Senior Debt (14.3%, Due 12/11)	21.8	21.4	21.4
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt (12.8%, Due 11/11)(7) Subordinated Debt (13.8%, Due 5/12)(7)	12.0 14.5	11.9 14.3	11.9 14.3
		Common Stock (1,400,000 shares)(1)		1.4	3.0

				27.6	29.2
TZ Holdings, Inc.	Diversified Telecommunication Services	Common Stock (12,281 shares)(1)		0.7	—
UFG Holding Corp.	Food Products	Subordinated Debt (15.0%, Due 5/15 – 5/16)(7)	53.4	52.6	52.6
		Redeemable Preferred Stock (24,737 shares)(1)		15.1	15.1
		Convertible Preferred Stock (30,921 shares)(1)		3.1	—
		Common Stock (30,921 shares)(1)		12.7	4.9

				83.5	72.6
Unique Fabricating Incorporated	Auto Components	Senior Debt (14.1%, Due 2/10 – 2/12)(7) Subordinated Debt (17.0%, Due 2/13)(7)	6.2 7.2	6.1 7.1	6.1 7.1
		Redeemable Preferred Stock (1,750 shares)(1)		1.8	1.8
		Common Stock Warrants (4,445 shares)(1)		0.2	0.2

				15.2	15.2
Varel Holdings, Inc.	Energy Equipment & Services	Senior Debt (11.5%, Due 10/11 – 3/12)(7) Subordinated Debt (14.0%, Due 4/12)	56.3 10.7	55.6 9.7	55.6 9.7
		Common Stock Warrants (22,256 shares)(1)		0.8	0.8

				66.1	66.1
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt (9.0%, Due 12/11 – 12/12)(7)	33.3	32.7	32.7
		Subordinated Debt (14.0%, Due 12/13)(7)	20.2	19.9	19.9

				52.6	52.6
Visador Holding Corp.	Building Products	Subordinated Debt (15.0%, Due 2/10)(7)	10.9	10.6	10.6
		Common Stock Warrants (4,284 shares)(1)		0.5	0.4

				11.1	11.0
WIL Research Holding Company, Inc.	Biotechnology	Convertible Preferred Stock (862,323 shares)		0.6	1.5
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.6%, Due 12/11 – 12/13)(7)	40.5	39.9	39.9

CMBS INVESTMENTS

Banc of America Commercial Mortgage Trust 2006-3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.5%, Due 7/16 – 8/16)(7)	55.5	30.0	30.4
Banc of America Commercial Mortgage Trust 2006-4	Real Estate	Commercial Mortgage Pass-Through Certificates (5.4%, Due 9/16)(7)	13.4	11.0	11.0

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 2/17 – 11/21)(7)	76.9	36.2	36.2
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates (5.0%, Due 4/17)(7)	145.0	72.0	72.0
Citigroup Commercial Mortgage Securites Trust 2006-C5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 11/16)(7)	11.7	9.6	9.4
Credit Suisse Commercial Mortgage Trust 2006-C5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 12/16)(7)	14.7	11.8	11.6
GE Commercial Mortgage Corporation, Series 2006-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 3/16)(7)	8.9	7.3	7.4
Greenwhich Capital Commercial Mortgage Trust 2007-GG9	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 2/17)(7)	25.4	20.5	20.5
GS Morgtage Securities Trust 2006-GG8	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 10/16)(7)	18.6	15.2	14.8
J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2005-LDP5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.0%, Due 12/15)	136.2	78.4	79.6
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-CIBC17	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 11/16)(7)	62.1	28.4	28.4
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/15 – 5/17)(7)	16.3	13.0	13.7
J.P. Morgan-CIBC Commercial Mortgage-Backed Securities Trust 2006-RR1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 10/17 – 8/20)	11.8	7.7	8.0
LB-UBS Commercial Mortgage Trust 2006-C4	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/16 – 5/21)(7)	48.5	25.9	26.6
LB-UBS Commercial Mortgage Trust 2006-C7	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 11/16)(7)	53.1	25.1	24.7
Merrill Lynch Mortgage Trust 2006-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 5/16 – 12/25)(7)	71.6	40.2	41.3
ML-CFC Commercial Mortgage Trust 2006-C2	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 6/16 – 7/17)(7)	57.5	31.9	32.8
ML-CFC Commercial Mortgage Trust 2006-C4	Real Estate	Commercial Mortgage Pass-Through Certificates (4.9%, Due 12/16)(7)	22.2	17.6	17.5
Wachovia Bank Commercial Mortgage Trust, Series 2006-C23	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 2/16 – 11/28)(7)	130.0	62.9	63.8

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2006-C26	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/16 – 8/16)(7)	46.7	23.7	24.5
Wachovia Bank Commercial Mortgage Trust, Series 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 10/16)(7)	92.5	46.8	46.6

CDO INVESTMENTS

Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares (5,000 shares)		4.1	4.5
Ares IIIR/IVR	Diversified Financial Services	Preference Shares (20,000 shares)		18.5	18.5
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes (15,000 shares)		14.9	14.9
Cent CDO 12 Limited	Diversified Financial Services	Income Notes (26,355,270 shares)		24.6	24.6
CoLTs 2005-1 Ltd.	Diversified Financial Services	Preference Shares (360 shares)		6.5	8.9
CoLTs 2005-2 Ltd.	Diversified Financial Services	Preference Shares (34,170,000 shares)		32.5	33.0
Flagship CLO V	Diversified Financial Services	Preference Shares (15,000 shares)		15.0	15.0
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes (6,700,000 shares)		6.4	7.4
Mayport CLO Ltd.	Diversified Financial Services	Income Notes (14,000 shares)		13.5	13.5
NYLIM Flatiron CLO 2006-1 LTD.	Diversified Financial Services	Preference Shares (10,000 shares)		10.2	10.2
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Income Notes (14,000,000 shares)		13.3	13.3
Vitesse CLO, Ltd.	Diversified Financial Services	Preference Shares (15,00,000 shares)		14.7	13.2
ZAIS Investment Grade Limited IX	Diversified Financial Services	Income Notes (14,500 shares)		13.2	13.2
Subtotal Non-Control / Non-Affiliate Investments (56% of total investment assets and liabilities at fair value)				4,833.6	4,896.7

AFFILIATE INVESTMENTS

Aptara, Inc.	IT Services	Subordinated Debt (15.5%, Due 8/09)(7)	51.2	50.7	50.7
		Convertible Preferred Stock (3,061,225 shares)(1)		10.5	24.7

				61.2	75.4
CCCI Holdings, Inc.	Diversified Consumer Services	Senior Debt (11.4%, Due 12/12)(7) Convertible Preferred Stock (876,269 shares)(1)	74.3	73.1 5.8	73.1 8.6

				78.9	81.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Cinelease, Inc.	Electronic Equipment & Instruments	Senior Debt (11.3%, Due 3/12 – 3/13)(7) Common Stock (700 shares)(1)	56.5	55.9 0.7	55.9 0.7

				56.6	56.6
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock (6,591,750 shares)(1)		3.2	3.2
Geosign Corporation	Internet Software & Services	Subordinated Convertible Debt (6.5%, Due 3/14)	48.3	48.3	48.3
		Convertible Preferred Stock (10,465,573 shares)(1)		78.4	78.4

				126.7	126.7
IS Holdings I, Inc.	Software	Senior Debt (12.1%, Due 10/12)(7)	8.0	7.9	7.9
		Redeemable Preferred Stock (2,772 shares)		2.9	2.9
		Common Stock (1,400,000 shares)(1)		—	—

				10.8	10.8
Kirby Lester Holdings, LLC	Health Care Equipment & Supplies	Senior Debt (11.8%, Due 9/10 – 9/12)(7) Subordinated Debt (16.0%, Due 9/13)	11.7 12.2	11.6 12.0	11.6 12.0

				23.6	23.6
Marcal Paper Mills. Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	—
		Common Stock (146,478 shares)(1)		—	—

				—	—
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock (15,086,208 shares)(1)		8.8	8.8
NBD Holdings Corp.	Diversified Financial Services	Senior Subordinated Debt (14.0%, Due 8/13)(7) Convertible Preferred Stock (101,072 shares)(1)	43.7	43.1 11.0	43.1 11.0
		Common Stock (760,570 shares)(1)		0.1	0.1

				54.2	54.2
Nivel Holdings, LLC	Distributors	Senior Debt (8.6%, Due 4/11)	0.9	0.9	0.9
		Subordinated Debt (14.9%, Due 4/13 – 4/14)(7)	16.9	16.6	16.6

				17.5	17.5
NPC Holdings, Inc.	Building Products	Senior Debt (12.0%, Due 6/08 – 6/12)(7)	5.1	5.0	5.0
		Subordinated Debt (15.0%, Due 6/13)(7)	8.4	8.3	8.3
		Redeemable Preferred Stock (9,293 shares)		7.6	7.6
		Convertible Preferred Stock (9,583 shares)		1.0	1.0
		Preferred Stock Warrants (30,647 shares)(1)		3.1	3.1
		Common Stock (56 shares)(1)		—	—

				25.0	25.0
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt (17.0%, Due 12/12)(7) Redeemable Preferred Stock (3,150,000 shares)(1)	30.4	30.1 3.1	30.1 0.7
		Common Units (350,000 units)(1)		0.4	—

				33.6	30.8
Radar Detection Holdings Corp	Household Durables	Senior Debt (12.6%, Due 11/12)(7) Common Stock (48,857 shares)(1)	13.0	13.0 0.7	13.0 7.5

				13.7	20.5
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (15.0%, Due 8/12)(7)	18.2	18.0	18.0
		Common Stock (7,000 shares)(1)		7.0	2.7

				25.0	20.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Seroyal Holdings, L.P. (3)	Health Care Equipment & Supplies	Senior Debt (16.3%, Due 12/10)(7) Subordinated Debt (14.5%, Due 12/11)(7)	3.0 9.4	2.9 9.0	2.9 9.0
		Redeemable Preferred Partnership Units (40,000 units)(1)		0.5	0.6
		Partnership Units (114,406 units)(1)		1.0	2.0

				13.4	14.5
Small Smiles Holding Company, LLC	Health Care Providers & Services	Subordinated Debt (14.9%, Due 9/13 – 9/14)(7)	91.3	90.1	90.1
The Hygenic Corporation	Health Care Equipment & Supplies	Senior Debt (12.3%, Due 10/12)(7) Redeemable Preferred Stock (6,510 shares)	18.0	17.8 8.2	17.8 8.2
		Common Stock (143,907 shares)(1)		0.8	22.5

				26.8	48.5
Tymphany Corporation	Electronic Equipment & Instruments	Convertible Preferred Stock (6,306,065 shares)(1)		10.0	4.8
WFS Holding, Inc.	Software	Convertible Preferred Stock (24.500,000 shares)(1)		2.9	5.0
Subtotal Affiliate Investments (8% of total investment assets and liabilities at fair value)				682.0	718.4

CONTROL INVESTMENTS

ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock (700 shares)(1)		18.2	19.8
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		22.1	21.9
ACES Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt (11.4%,1/17)(7) Common Membership Units(70,000 shares)	42.4	42.0 55.2	42.0 55.2

				97.2	97.2
ACSAB, LLC	Oil, Gas & Consumable Fuels	Subordinated Debt (16.7%, Due 9/07 – 2/15) Convertible Preferred Membership Units (297,497 units)	46.2	45.7 30.3	45.7 82.2

				76.0	127.9
Aeriform Corporation	Chemicals	Subordinated Debt (0.0%, Due 5/09)(1)	7.2	6.1	3.2
American Capital Asset Management, LLC	Diversified Financial Services	Common Membership (100% membership interest)		—	—
American Capital Equity Management, LLC	Diversified Financial Services	Common Membership (100% membership interest)		16.0	36.0
American Driveline Systems, Inc.	Commercial Services & Supplies	Subordinated Debt (14.0%, Due 8/13 – 8/14)(7) Redeemable Preferred Stock (484,334 shares)	40.6	40.0 32.1	40.0 32.1
		Common Stock(154,515 shares)(1)		13.1	17.6
		Common Stock Warrants (244,205 shares)(1)		20.8	27.8

				106.0	117.5
Auxi Health, Inc.	Health Care Providers & Services	Senior Debt (12.3%, Due 12/07) Subordinated Debt (13.9%, Due 4/07 – 3/09)	5.3 21.4	5.2 5.8	5.2 5.8
		Subordinated Debt (14.0%, Due 3/09)(6)		7.3	5.9
		Convertible Preferred Stock (9,310,910 shares)(1)		1.9	—

				20.2	16.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
BPWest, Inc.	Energy Equipment & Services	Senior Debt (8.8%, Due 9/12)(7) Subordinated Debt (15.0%, Due 7/12)(7)	2.8 8.3	2.7 8.2	2.7 8.2
		Redeemable Preferred Stock (6,203 shares)		6.7	6.9
		Common Stock (620,362 shares)(1)		—	38.0

				17.6	55.8
Bridgeport International, LLC (3)	Machinery	Common membership units (100 units)(1)		2.6	—
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1.5	0.4
DanChem Technologies, Inc.	Chemicals	Senior Debt (11.3%, Due 12/10)	14.5	14.5	14.5
		Redeemable Preferred Stock (9,067 shares)(1)		7.6	3.3
		Common Stock (299,403 shares)(1)		1.8	—
		Common Stock Warrants (401,622 shares)(1)		2.2	—

				26.1	17.8
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Senior Debt (13.9%, Due 4/10 – 4/12)(7) Subordinated Debt (16.5%, Due 4/14)(7)	14.5 10.2	14.3 10.1	14.3 10.1
		Common Stock (700 shares)(1)		13.3	21.0

				37.7	45.4
eLynx Holdings, Inc.	IT Services	Senior Debt (11.5%, Due 9/09 – 9/12)(7)	17.9	17.7	17.7
		Subordinated Debt (15.0%, Due 12/10 – 12/11)(7)	9.0	8.9	8.9
		Redeemable Preferred Stock (21,114 shares)(1)		9.0	4.8
		Common Stock (11,261 shares)(1)		1.1	—
		Common Stock Warrants (131,281 shares)(1)		13.1	—

				49.8	31.4
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (12.8%, Due 5/11)(6)(7)	8.1	8.0	6.8
		Subordinated Debt (16.8%, Due 5/12 – 5/13)(6)(7)	11.6	10.9	—
		Convertible Preferred Stock (233,202 shares)(1)		11.4	—

				30.3	6.8
European Capital Limited (3)	Diversified Financial Services	Participating Preferred Shares (52,074,548 shares) Ordinary Shares (100 shares)(1) Participating Preferred Warrants (18,750,000 shares)(1)		653.7 — —	736.2 — 22.3

				653.7	758.5
European Touch, LTD. II	Commercial Services & Supplies	Subordinated Debt (12.4%, Due 5/07)(7) Redeemable Preferred Stock (315 shares)	15.6	15.6 0.4	15.6 0.4
		Common Stock (2,027 shares)(1)		1.1	2.5
		Common Stock Warrants (7,105 shares)(1)		3.7	8.6

				20.8	27.1
Flexi-Mat Holding, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt (18.6%, Due 11/09)(6)	5.2	4.5	—
Fosbel Global Services (LUXCO) S.C.A (3)	Commercial Services & Supplies	Senior Debt (9.3%, Due 7/10 – 7/11)(7) Subordinated Debt (14.9%, Due 7/12 – 7/14)(7)	35.5 33.0	35.0 32.7	35.0 32.7
		Redeemable Preferred Stock (22,153,338 shares)(1)		22.2	19.8
		Convertible Preferred Stock (1,824,393 shares)(1)		3.6	—
		Common Stock (130,313 shares)(1)		0.2	—

				93.7	87.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Future Food, Inc.	Food Products	Senior Debt (13.3%, Due 7/10)(7)	9.7	9.7	9.7
		Subordinated Debt (12.4%, Due 7/11 – 7/12)(7)	14.0	12.9	12.9
		Common Stock (64,917 shares)(1)		12.9	6.7
		Common Stock Warrants (6,500 shares)(1)		1.3	1.0

				36.8	30.3
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (13.1%, Due 2/10 – 2/12)(7)	50.0	49.5	49.5
		Subordinated Debt (15.0%, Due 2/13)(7)	30.9	30.5	30.5
		Common Stock (155,513 shares)(1)		18.7	31.0

				98.7	111.0
Halex Holdings Corp.	Construction Materials	Senior Debt (12.1%, Due 7/08 – 10/08)	23.3	23.2	23.2
		Subordinated Debt (15%, Due 8/10)(6)	14.2	12.2	9.6
		Redeemable Preferred Stock (16,113,132 shares)(1)		25.1	—
		Common Stock (36,338,814 shares)(1)		—	—
		Common Stock Warrants (18,750,000 shares)(1)		—	—

				60.5	32.8
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt (11.0%, Due 12/10) Senior Debt (13.3%, Due 12/10)(6)	7.8 3.8	8.2 3.1	8.2 0.3
		Convertible Preferred Stock (10,194 shares)(1)		3.0	—
		Common Stock (14,250 shares)(1)		4.8	—

				19.1	8.5
Hospitality Mints, Inc.	Food Products	Senior Debt (13.3%, Due 11/10)(7)	7.3	7.3	7.3
		Subordinated Debt (12.4%, Due 11/11 – 11/12)(7)	18.5	18.2	18.2
		Convertible Preferred Stock (66,639 shares)		13.7	20.0
		Common Stock Warrants (86,817 shares)(1)		0.1	1.0

				39.3	46.5
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt (12.3%, Due 4/12)(6) Redeemable Preferred Stock (16,461 shares)(1)	0.9	0.2 11.5	0.2 0.8

				11.7	1.0
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt (10.8%, Due 6/07 – 6/10)(7) Subordinated Debt (14.2%, Due 6/11 – 6/12)(7)	43.1 22.9	42.9 22.6	42.9 22.6
		Redeemable Preferred Stock (6,160 shares)(1)		4.2	1.4
		Common Stock (14,000 shares)(1)		1.4	—
		Common Stock Warrants (29,304 shares)(1)		2.9	—

				74.0	66.9
Logex Corporation	Road & Rail	Subordinated Debt (12.6%, Due 7/08)(6)	37.9	29.8	5.1
		Redeemable Preferred Stock (416 shares)(1)		2.3	—
		Common Stock (487,019 shares)(1)		0.5	—

				32.6	5.1
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt (10.8%, Due 2/10)(7) Subordinated Debt (18.0%, Due 2/13)(7)	3.1 10.2	3.1 10.1	3.1 10.1

				13.2	13.2
MBT International, Inc.	Distributors	Junior Subordinated Debt (9.0%, Due 5/09)(6)	6.4	3.7	1.3

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
MW Acquisition Corporation	Health Care Providers & Services	Senior Debt (8.8%, Due 12/12)(7) Subordinated Debt (16.1%, Due 2/13 – 2/14)(7)	4.5 24.2	4.5 23.9	4.5 23.9
		Convertible Preferred Stock (45,647 shares)		16.6	16.6
		Common Stock (61,864 shares)(1)		—	12.3

				45.0	57.3
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.8%, Due 7/09)	6.0	6.0	6.0
		Subordinated Debt (8.0%, Due 7/13)	0.6	0.2	0.6
		Common Stock (574,917 shares)(1)		0.1	52.6

				6.3	59.2
New Starcom Holdings, Inc.	Construction & Engineering	Subordinated Debt (12.1%, Due 12/08 – 12/09)(1)(7)	31.7	28.2	28.2
		Convertible Preferred Stock (22,430 shares)(1)		8.1	—
		Common Stock (70 shares)(1)		—	—

				36.3	28.2
Nspired Holdings, Inc.	Food Products	Senior Debt (9.6%, Due 12/08)	15.9	16.0	16.0
		Senior Debt (10.0%, Due 12/09)(6)	5.6	4.8	0.3
		Redeemable Preferred Stock (17,150 shares)(1)		17.2	—
		Common Stock (11,712,947 shares)(1)		3.5	—

				41.5	16.3
Paradigm Precision Holdings, LLC	Aerospace & Defense	Subordinated Debt (15.0%, Due 2/12)(7) Common Stock (594 shares)	8.5	8.5 7.0	8.5 7.0

				15.5	15.5
PaR Systems, Inc.	Machinery	Subordinated Debt (14.9%, Due 2/10)(7)	9.1	9.0	9.0
		Common Stock (238,855 shares)(1)		0.8	0.8
		Common Stock Warrants (20,444 shares)(1)		—	0.1

				9.8	9.9
Pasternack Enterprises, Inc.	Electrical Equipment	Subordinated Debt (14.8%, Due 12/13 – 12/14)(7)	28.4	28.1	28.1
		Common Stock (69,159 shares)(1)		13.6	30.9

				41.7	59.0
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (12.3%, Due 6/12)(7)	10.0	9.9	9.9
		Subordinated Debt (14.1%, Due 6/13)(7)	23.0	22.8	22.8
		Redeemable Preferred Stock (43,547 shares)		36.3	36.3
		Common Stock (48,384 shares)(1)		4.6	4.6
		Common Stock Warrants (139,367 shares)(1)		13.9	13.9

				87.5	87.5
Precitech Holdings, Inc.	Machinery	Junior Subordinated Debt (17.0%, Due 12/12)(6)	8.4	4.7	2.2
Ranpak Acquisition, Inc.	Containers & Packaging	Subordinated Debt (13.6%, Due 12/12 – 12/13)(7)	105.2	103.8	103.8
		Redeemable Preferred Stock (114,117 shares)		88.7	88.7
		Common Stock (126,797 shares)(1)		12.7	24.8
		Common Stock Warrants (379,379 shares)(1)		37.9	93.7

				243.1	311.0
Reef Point Systems, Inc.	Communications Equipment	Convertible Preferred Stock (102,824,166 shares)(1)		14.0	10.3

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
SAV Holdings, Inc.	Commercial Services & Supplies	Senior Debt (12.3%, Due 11/11)(7) Subordinated Debt (14.0%, Due 11/12)(7)	17.0 12.3	16.6 12.2	16.6 12.2
		Redeemable Preferred Stock (18,144 shares)		20.2	20.2
		Common Stock (2,016,000 shares)(1)		2.0	39.9

				51.0	88.9
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt (10.3%, Due 6/10)(7) Subordinated Debt (17.0%, Due 6/13)(7)	8.8 9.8	8.7 9.7	8.7 9.7
		Membership Units (339 units)(1)		4.2	10.7

				22.6	29.1
Stravina Holdings, Inc.	Personal Products	Senior Debt (10.7%, Due 7/08 – 4/11)	30.3	30.3	30.3
		Senior Debt (14.0%, Due 10/10 – 4/11)(6)	28.6	26.8	0.6
		Subordinated Debt (18.5%, Due 2/11)(6)	6.1	3.2	—
		Redeemable Preferred Stock (7,564,822 shares)(1)		5.0	—
		Common Stock (76,300 shares)(1)		—	—

				65.3	30.9
UFG Real Estate Holdings, LLC	Real Estate	Common Membership (70 units)(1)		3.5	3.5
Unwired Holdings, Inc.	Household Durables	Senior Debt (12.9%, Due 6/10 – 6/11)(6)	8.5	7.5	2.8
		Subordinated Debt (15.0%, Due 6/12 – 6/13)(6)	17.8	14.7	—
		Redeemable Preferred Stock (12,740 shares)(1)		12.7	—
		Preferred Stock Warrants (39,690 shares)(1)		—	—
		Common Stock (126,001 shares)(1)		1.3	—
		Common Stock Warrants (439,205 shares)(1)		—	—

				36.2	2.8
VP Acquisitions Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.5%, Due 10/13 – 10/14)(7) Common Stock (23,750 shares)(1)	18.7	18.2 29.7	18.4 35.3

				47.9	53.7
Warner Power, LLC	Electrical Equipment	Senior Debt (12.3%, Due 12/07) Subordinated Debt (12.6%, Due 12/07) Redeemable Preferred Membership Units (4,558,400 units)(1) Common Membership Units (33,175 units)(1)	6.2 5.0	6.2 4.8 3.6 2.3	6.2 4.8 4.4 1.1

				16.9	16.5
WIS Holding Company, Inc.	Commercial Services & supplies	Senior Debt (8.7%, Due 1/13) Subordinated Debt (14.7%, Due 1/14 – 1/15)(7)	153.6 95.8	152.0 94.9	152.0 94.9
		Convertible Preferred Stock (844,618 shares)		85.5	85.5
		Common Stock (211,155 shares)(1)		21.1	21.1

				353.5	353.5
Subtotal Control Investments (35% of total investment assets and liabilities at fair value)				2,832.0	3,023.0

DERIVATIVE AGREEMENTS

Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	3 Contracts (4.6%, Expiring 1/14 – 2/16)	261.3	—	6.4

Credit Suisse International	Interest Rate Swap – Pay Fixed/ Receive Floating	2 Contracts (4.8%, Expiring 1/15 – 9/15)	133.3	1.0	1.2

Bank of America, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (4.7%, Expiring 8/15)	36.7	0.5	0.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value

Bayerische Hypo-Und Vereinsbank AG, NY.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.1%, Expiring 3/12)	38.1	—	0.3

Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (4.6%, Expiring 4/12)	530.0	—	5.5

HSBC Bank USA, National Association	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (4.7%, Expiring 8/15)	36.7	0.5	0.5

WestLB AG	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (4.9%, Expiring 12/16)	16.7	—	0.1

Citibank, N.A.	Foreign Exchange Swap – Pay Euros / Receive GBP	1 Contract (Expiring 2/11)	—	—	0.1

Citibank, N.A.	Interest Rate Swaption – Pay Floating/ Receive Fixed	1 Contract (4.6%, Expiring 4/12)	40.0	—	0.3

BMO Financial Group	Interest Rate Swaption – Pay Floating/ Receive Fixed	1 Contract (5.5%, Expiring 2/13)	22.9	—	0.2
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)				2.0	15.1
Total Investment Assets				$8,349.6	$8,653.2

DERIVATIVE AGREEMENTS

Bayerische Hypo-Und Vereinsbank AG, NY.	Interest Rate Swap – Pay Fixed/ Receive Floating	5 Contracts (5.5%, Expiring 6/16 – 2/17)	$83.8	$—	$(2.9)

Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	4 Contracts (5.2%, Expiring 12/15 – 6/16)	88.4	—	(1.4)

Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	4 Contracts (5.6%, Expiring 5/16 – 6/20)	43.7	—	(2.1)

PNC Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	3 Contracts (5.4%, Expiring 6/16 – 2/17)	72.3	—	(1.8)

BMO Financial Group	Interest Rate Swap – Pay Fixed/ Receive Floating	2 Contracts (5.5%, Expiring 2/13 – 11/16)	298.6	—	(6.7)

Bank of America, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.0%, Expiring 1/14)	21.3	—	(0.1)
Total Investment Liabilities (less than 1% of total investment assets and liabilities at fair value)				$—	$(15.0)

(1)	Non-income producing.
(2)	Publicly traded company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Senior Debt (8.6%, Due 11/11 – 11/12)	$92.1	90.7	90.7
		Subordinated Debt (15%, Due 11/13 – 11/14)(7)	51.2	50.4	50.4
		Convertible Preferred Stock (84,952 shares)(1)		85.0	85.0
		Common Stock (21,238,000 shares)(1)		21.2	21.2

				247.3	247.3
A.H. Harris & Sons, Inc.	Distributors	Common Stock Warrants (2,004 shares)(1)		0.5	5.0
Algoma Holding Company	Building Products	Subordinated Debt (16.0%, Due 4/13)(7)	7.7	7.6	7.6
		Convertible Preferred Stock (28,000 shares)(1)		2.8	8.8

				10.4	16.4
Aspect Software	IT Services	Senior Debt (12.4%, Due 7/12)	20.0	19.8	19.8
Astrodyne Corporation	Electrical Equipment	Senior Debt (13.4%, Due 4/11)(7)	6.5	6.4	6.4
		Subordinated Debt (12.0%, Due 4/12)(7)	11.0	10.9	10.9
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (386,894 shares)		7.8	8.9

				25.1	26.2
Avanti Park Place LLC	Real Estate	Senior Debt (8.3%, Due 6/10)(7)	6.5	6.5	6.5
Axygen Holdings Corporation	Health Care Equipment & Supplies	Senior Debt (8.9%, Due 9/12)	8.0	7.9	7.9
		Subordinated Debt (14.5%, Due 9/14)(7)	58.5	57.6	57.6
		Redeemable Preferred Stock (246,400 shares)		43.2	43.2
		Convertible Preferred Stock (58,520 shares)		15.4	15.4
		Common Stock (3,080 shares)(1)		0.3	0.3
		Common Stock Warrants (246,400 shares)(1)		23.0	23.0

				147.4	147.4
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (13.9%, Due 9/10)(7)	13.7	13.6	13.6
		Subordinated Debt (16.0%, Due 9/11 – 9/12)(7)	53.6	53.1	53.1

				66.7	66.7
Barton Cotton Holding Corporation	Commercial Services & Supplies	Senior Debt (8.9%, Due 4/11 – 4/12)(7)	39.4	38.7	38.7
		Subordinated Debt (14.0%, Due 9/13)(7)	29.3	28.8	28.8
		Redeemable Preferred Stock (33,936 shares)(1)		20.1	20.1
		Convertible Preferred Stock (80,640 shares)(1)		8.1	8.1
		Common Stock Warrants (150,827 shares)(1)		15.1	7.5

				110.8	103.2
BBB Industries, LLC	Auto Components	Senior Debt (11.2%, Due 6/12 – 6/13)(7)	99.9	98.4	98.4
Beacon Hospice, Inc.	Health Care Providers & Services	Subordinated Debt (14.5%, Due 2/12)(7)	10.5	10.4	10.4
Berry-Hill Galleries, Inc.	Distributors	Senior Debt (15.9%, Due 5/07)	20.2	20.0	20.0
BLI Partners, LLC	Personal Products	Common Membership Interest(1)		17.3	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Breeze Industrial Products Corporation	Auto Components	Senior Debt (11.9%, Due 8/13)(7)	19.0	18.7	18.7
		Subordinated Debt (14.3%, Due 8/13 – 8/15)(7)	33.4	33.0	33.0

				51.7	51.7
Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)(7)	118.6	117.1	117.1
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (11.4%, Due 7/12)(7)	5.5	5.5	5.5
CH Holding Corp.	Leisure Equipment & Products	Senior Debt (12.4%, Due 5/11)	14.0	13.8	13.8
		Redeemable Preferred Stock (20,837 shares)(1)		40.9	8.0
		Convertible Preferred Stock (665,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				54.7	21.8
CIBT Global Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 5/12)	65.9	64.8	64.8
CL Holding Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.8%, Due 3/10)(7)	16.6	15.2	15.2
		Redeemable Preferred Stock (8,295 shares)(1)		0.3	0.3
		Common Stock (8,295 shares)(1)		—	—
		Preferred Stock Warrants (1,095 shares)(1)		—	—
		Common Stock Warrants (197,322 shares)(1)		5.4	1.4

				20.9	16.9
Clifford Sheffield, LLC	Real Estate	Senior Debt (6.0%, Due 1/16)(7)	1.7	1.2	1.2
Compusearch Holdings Company, Inc.	Software	Subordinated Debt (12.0%, Due 6/12)(7)	12.5	12.3	12.3
		Convertible Preferred Stock (28,027 shares)		1.1	1.1

				13.4	13.4
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11)(7)	14.0	11.7	11.7
		Redeemable Preferred Stock (1,400,000 shares)		1.4	1.4
		Common Stock Warrants (5,240,521 shares)(1)		3.6	6.6

				16.7	19.7
DelStar, Inc.	Building Products	Senior Debt (8.9%, Due 3/12)	5.0	5.0	5.0
		Subordinated Debt (14.0%, Due 12/12)(7)	18.0	17.7	17.7
		Redeemable Preferred Stock (31,955 shares)		14.4	14.4
		Convertible Preferred Stock (35,505 shares)		3.7	8.1
		Common Stock Warrants (106,891 shares)(1)		20.3	25.6

				61.1	70.8
Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)(7)	27.8	27.5	27.5
EAG Acquisition, LLC	Commercial Services & Supplies	Senior Debt (9.4%, Due 9/10)(7)	64.2	63.2	63.2
		Subordinated Debt (16.0%, Due 9/11)(7)	25.5	25.2	25.2
		Redeemable Preferred Stock (4,900,000 shares)		5.4	5.4
		Common stock warrents (4,900,000 shares)(1)		—	9.1

				93.8	102.9

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Nursery Supplies, Inc.	Containers & Packaging	Senior Subordinated Debt (13.0%, Due 7/08)(7)	10.2	10.2	10.2
		Junior Subordinated Debt (15.0%, Due 7/08)(6)(7)	10.5	9.5	7.8

				19.7	18.0
Pan Am International Flight	Commercial Services &	Senior Debt (9.4%, Due 7/12)(7)	21.5	21.2	21.2
Academy, Inc.	Supplies	Senior Subordinated Debt (16.0%, Due 7/13)(7)	21.9	21.6	21.6
		Convertible Preferred Stock (9,888 shares)(1)		9.9	9.9

				52.7	52.7
PHC Acquisition, Inc.	Diversified Consumer	Subordinated Debt (14.7%, Due 3/12 – 3/13)(7)	24.4	24.1	24.1
	Services	Convertible Preferred Stock (7,872 shares)(1)		0.3	0.4
		Common Stock (635,384 shares)(1)		27.7	37.5

				52.1	62.0
Phillips & Temro Industries,	Auto Components	Senior Debt (11.8%, Due 12/10 – 12/11)(7)	26.1	26.0	26.0
Inc.		Subordinated Debt (15.0%, Due 12/12)(7)	16.9	16.9	16.9

				42.9	42.9
Plastech Engineered Products, Inc.	Auto Components	Common Stock Warrants (2,145 shares)(1)		2.6	4.7
Retriever Acquisition Co.	Diversified Financial Services	Senior Debt (11.8%, Due 9/14)	50.0	49.8	49.8
Roarke – Money Mailer, LLC	Media	Common Membership Units (24,500 shares)(1)		1.1	2.8
Rocky Shoes & Boots, Inc.(2)	Textiles, Apparel & Luxury Goods	Senior Debt (13.9%, Due 1/11)(7)	10.0	9.9	9.9
RTL Acquisition Corp.	Health Care Providers &	Senior Debt (9.1%, Due 2/11 – 2/12)(7)	5.6	5.5	5.5
	Services	Subordinated Debt (14.0%, Due 2/13)(7)	16.3	16.1	16.1
		Redeemable Preferred Stock (71,377 shares)		9.0	9.0
		Convertible Preferred Stock (155,013 shares)(1)		7.0	6.3
		Common Stock (8,159 shares)(1)		0.4	—
		Common Stock Warrants (71,377 shares)(1)		3.2	3.2

				41.2	40.1
Safemark Acquisitions, Inc.	Commercial Services &	Senior Debt (11.6%, Due 7/09 – 6/10)(7)	22.1	21.8	21.8
	Supplies	Subordinated Debt (14.5%, Due 6/11 – 6/12)(7)	13.1	12.9	12.9
		Redeemable Preferred Stock (7,700 shares)(1)		4.8	4.8
		Convertible Preferred Stock (2,100 shares)(1)		0.2	0.2
		Preferred Stock Warrants (35,522 shares)(1)		3.5	0.9

				43.2	40.6
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (67,973 shares)(1)		4.6	1.9
Sanlo Holdings, Inc.	Electrical Equipment	Subordinated Debt (13.9%, Due 7/11 – 7/12)(7)	10.5	10.0	10.0
		Common Stock Warrants (5,187 shares)(1)		0.5	0.5

				10.5	10.5

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

(in millions, except per share data)

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

Note 2. Organization

We are a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we invest in and sponsor management and employee buyouts, invest in private equity sponsored buyouts, provide capital directly to early stage and mature private and small public companies, invest in commercial mortgage backed securities (“CMBS”) and collateralized debt obligation (“CDO”) securities and invest in investment funds managed by us. We are also a publicly traded alternative asset manager. Our primary business objectives are to increase our taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of private and public companies with attractive current yields and/or potential for equity appreciation and realized gains and by investing in our alternative asset manager business.

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

We are headquartered in Bethesda, Maryland, and have offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, Dallas, Palo Alto, London, Paris and Frankfurt.

Note 3. Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in a controlled operating company that provides services to the investment company. Our consolidated financial statements include the accounts of controlled operating companies if all or substantially all of the services provided by these operating companies are to us or to portfolio companies in which we have a

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

significant interest. ACFS and ECFS are consolidated operating companies as they are considered to provide all or substantially all of their services to American Capital. If our ownership interest in a portfolio company that a consolidated operating company manages or provides services to were to decrease, the operating subsidiary may no longer provide substantially all of its services directly or indirectly to us, resulting in the deconsolidation of such operating subsidiary at that time. Our investments in other investment companies or funds are recorded as investments in the accompanying interim consolidated financial statements and are not consolidated.

We also have wholly-owned affiliated statutory trusts that were established to facilitate secured borrowing arrangements whereby assets were transferred to the affiliated statutory trusts and notes were sold by the trust. These transfers of assets to the trusts are treated as secured borrowing arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and our interim consolidated financial statements include the accounts of our affiliated statutory trusts established for secured financing arrangements. We also have established trusts to fund deferred compensation plans for employees. Our interim consolidated interim financial statements include the accounts of these trusts. All intercompany accounts have been eliminated in consolidation.

Note 4. Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this statement will change current practice with respect to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We did not early adopt SFAS No. 159. Management has not assessed the impact on our financial statements of adopting SFAS No. 159.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. SFAS No. 157 is not expected to have a material impact on our consolidated financial statements. We did not early adopt SFAS No. 157.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In May 2007, the FASB issued Staff Position, FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective with the initial adoption of FIN 48. The adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on our consolidated financial statements.

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

Investments consist of securities issued by publicly- and privately-held companies consisting of senior debt, subordinated debt, equity warrants, preferred and common equity securities and derivative agreements. Our debt securities are payable in installments with final maturities ranging generally from 5 to 10 years and are generally collateralized by assets of the borrower. We also make investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity and preferred equity and are identified in the accompanying consolidated schedule of investments. We also invest in non-investment grade CMBS and CDO securities.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

As of March 31, 2007 and December 31, 2006, loans on non-accrual status were $208 million and $183 million, respectively, calculated as the cost plus unamortized OID. As of March 31, 2007 and December 31, 2006, loans, excluding loans on non-accrual status, with a principal balance of $11 and $12 million, respectively, were greater than three months past due.

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

The composition summaries of our investment portfolio as of March 31, 2007 and December 31, 2006 at cost and fair value as a percentage of total investments, excluding derivative agreements, are shown in the following table:

	March 31, 2007	December 31, 2006
COST
Senior debt	30.2%	32.8%
Subordinated debt	28.5%	28.2%
Preferred equity	16.0%	15.1%
Common equity	12.7%	12.5%
CMBS & CDO securities	9.9%	8.5%
Equity warrants	2.7%	2.9%

	March 31, 2007	December 31, 2006
FAIR VALUE
Senior debt	28.7%	31.1%
Subordinated debt	26.4%	26.3%
Common equity	15.8%	15.1%
Preferred equity	15.0%	15.2%
CMBS & CDO securities	9.7%	8.3%
Equity warrants	4.4%	4.0%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments, excluding derivative agreements.

	March 31, 2007	December 31, 2006
COST
Commercial Services & Supplies	14.8%	14.3%
Diversified Financial Services	13.0%	13.2%
Real Estate	7.7%	6.6%
Food Products	5.2%	5.8%
Healthcare Providers & Services	4.6%	6.1%
Healthcare Equipment & Supplies	4.6%	4.7%
Electrical Equipment	3.8%	4.2%
Diversified Consumer Services	3.7%	4.0%
Construction & Engineering	3.7%	3.9%
Containers & Packaging	3.5%	3.8%
Household Durables	3.5%	3.7%
Auto Components	3.4%	3.8%
Leisure Equipment & Products	3.0%	3.1%
Oil, Gas & Consumable Fuels	2.8%	1.5%
Building Products	2.3%	2.8%
Internet & Catalog Retail	2.3%	2.8%
Internet Software and Services	1.7%	—
IT Services	1.6%	1.7%
Software	1.6%	1.6%
Energy Equipment & Services	1.6%	1.5%
Pharmaceuticals	1.4%	1.5%
Electronic Equipment & Instruments	1.4%	0.8%
Computers & Peripherals	1.2%	1.2%
Personal Products	1.2%	1.2%
Textiles, Apparel & Luxury Goods	1.1%	1.2%
Construction Materials	0.7%	0.8%
Road & Rail	0.7%	0.7%
Distributors	0.7%	0.6%
Diversified Telecommunication Services	0.5%	0.5%
Transportation Infrastructure	0.5%	—
Machinery	0.4%	0.5%
Other	1.8%	1.9%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	March 31, 2007	December 31, 2006
FAIR VALUE
Commercial Services & Supplies	15.2%	14.6%
Diversified Financial Services	14.1%	14.3%
Real Estate	7.5%	6.4%
Healthcare Equipment & Supplies	5.0%	4.9%
Food Products	4.7%	5.2%
Healthcare Providers & Services	4.6%	6.0%
Electrical Equipment	4.3%	5.0%
Diversified Consumer Services	3.9%	4.1%
Containers & Packaging	3.9%	4.0%
Construction & Engineering	3.5%	3.8%
Auto Components	3.3%	3.6%
Oil, Gas & Consumable Fuels	3.3%	2.7%
Household Durables	2.8%	3.0%
Leisure Equipment & Products	2.4%	2.5%
Building Products	2.3%	2.7%
Internet & Catalog Retail	2.2%	2.7%
Energy Equipment & Services	2.1%	1.8%
Software	1.6%	1.6%
Internet Software and Services	1.6%	0.2%
IT Services	1.5%	1.7%
Electronic Equipment & Instruments	1.4%	0.8%
Computers & Peripherals	1.3%	1.4%
Pharmaceuticals	1.3%	1.3%
Aerospace & Defense	0.9%	0.4%
Textiles, Apparel & Luxury Goods	0.8%	0.9%
Distributors	0.7%	0.6%
Personal Products	0.6%	0.5%
Diversified Telecommunication Services	0.4%	0.6%
Other	2.8%	2.7%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table shows the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding CDO’s, CMBS and derivative agreements. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2007	December 31, 2006
COST
Southwest	28.4%	25.3%
Mid-Atlantic	15.8%	17.3%
Southeast	14.0%	18.1%
International	12.0%	11.0%
Northeast	11.6%	10.9%
South-Central	10.4%	9.6%
North-Central	7.1%	7.1%
Northwest	0.7%	0.7%

	March 31, 2007	December 31, 2006
FAIR VALUE
Southwest	27.0%	24.2%
Mid-Atlantic	16.7%	17.8%
Southeast	13.5%	17.4%
International	12.8%	11.7%
South-Central	11.2%	10.7%
Northeast	10.8%	10.2%
North-Central	7.4%	7.4%
Northwest	0.6%	0.6%

Note 6. Borrowings

Our debt obligations consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Secured revolving credit facility, $1,250 million commitment	$1,046	$669
Unsecured revolving credit facility, $900 million commitment	797	893
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due October 2020	75	75
Unsecured debt due February 2011	24	24
TRS Facility, $500 million	95	296
ACAS Business Loan Trust 2004-1 asset securitization	410	410
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436

Total	$4,006	$3,926

The weighted average debt balance for the three months ended March 31, 2007 and 2006 was $4,011 million and $2,431 million, respectively. The weighted average interest rate on all of our borrowings, including

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

amortization of deferred financing costs, for the three months ended March 31, 2007 and 2006 was 6.2% and 5.9%, respectively. We are currently in compliance with all of our debt covenants.

Total Return Swap Facility

In March 2007, our total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. was temporarily increased from $350 million to $500 million through May 30, 2007 and will be reduced to $300 million thereafter, unless further extended.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Numerator for basic and diluted net operating income per share	$114	$93

Numerator for basic and diluted earnings per share	$134	$162

Denominator for basic weighted average shares	152.7	119.9
Employee stock options and awards	3.2	0.9
Shares issuable under forward sale agreements	0.2	0.3

Denominator for diluted weighted average shares	156.1	121.1

Basic net operating income per common share	$0.75	$0.77
Diluted net operating income per common share	$0.73	$0.77
Basic net earnings per common share	$0.88	$1.35
Diluted net earnings per common share	$0.86	$1.34

Note 8. Segment Data

Reportable segments are identified by management based on our organizational structure and the business activities from which we earn income. We have determined that we have two primary lines of business: Investing and Asset Management and Advisory.

We derive the majority of our income and net operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of private and public companies with attractive current yields and/or potential for equity appreciation and realized gains. Our Asset Management and Advisory segment provides management services to our portfolio company investments and our alternative asset funds, which is conducted through our consolidated operating subsidiaries and certain of our wholly-owned portfolio companies. The results for this segment also include the realized gains and unrealized appreciation of such wholly-owned portfolio companies.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for the three months ended March 31, 2007:

	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$204	$2	$206
Fee and other income	1	43	44

Total operating income	205	45	250

Interest	62	—	62
Salaries, benefits and stock-based compensation	13	38	51
General and administrative	11	14	25

Total operating expenses	86	52	138

Operating income (loss) before income taxes	119	(7)	112
(Provision) benefit for income taxes	(1)	3	2

Net operating income (loss)	118	(4)	114

Net realized gain on investments	13	—	13
Net unrealized appreciation of investments	7	—	7

Net increase (decrease) in net assets resulting from operations	$138	$(4)	$134

The following table presents segment data for the three months ended March 31, 2006:

	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$131	$—	$131
Fee and other income	5	37	42

Total operating income	136	37	173

Interest	36	—	36
Salaries, benefits and stock-based compensation	7	16	23
General and administrative	6	9	15

Total operating expenses	49	25	74

Operating income before income taxes	87	12	99
Provision for income taxes	(1)	(5)	(6)

Net operating income	86	7	93

Net realized gain on investments	44	—	44
Net unrealized appreciation of investments	24	—	24
Cumulative effect of accounting change, net of tax	1	—	1

Net increase in net assets resulting from operations	$155	$7	$162

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 9. Commitments

As of March 31, 2007, we had commitments under loan and financing agreements to fund up to $383 million to 58 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

Note 10. Income Taxes

Effective January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. Our adoption of FIN 48 did not require a cumulative effect adjustment to the January 1, 2007 undistributed net realized earnings. We classify interest and penalties, if any, related to unrecognized tax benefits as a component of (benefit) provision for income taxes.

Based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met this recognition or measurement criteria of FIN 48. We did not have any unrecognized tax benefits as of January 1, 2007 or March 31, 2007.

Although we file federal, state and foreign tax returns, our major tax jurisdiction is federal for our parent RIC (“ACAS”) and ACFS. The 2002 through 2005 federal tax years for ACAS and ACFS remain subject to examination by the IRS.

Note 11. Shareholders’ Equity

Our common stock activity for the three months ended March 31, 2007 and 2006 was as follows:

	March 31, 2007	March 31, 2006
Common stock outstanding at beginning of period	147.6	118.9
Issuance of common stock	9.6	4.4
Issuance of common stock under stock option plans	0.2	0.1
Issuance of common stock under dividend reinvestment plan	0.2	—
Purchase of common stock held in deferred compensation trusts	(0.1)	—

Common stock outstanding at end of period	157.5	123.4

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Equity Offerings

For the three months ended March 31, 2007 and 2006, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the three months ended March 31, 2007 and 2006:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
March 2007 public offering	4.4	$187	$43.03
January 2007 public offering	5.2	231	44.11

Total for the three months ended March 31, 2007	9.6	$418	43.54

February 2006 public offering	1.0	$35	36.10
January 2006 public offering	0.6	21	34.84
Issuances under November 2005 Forward Sale Agreements	2.0	72	35.83
Issuances under September 2005 Forward Sale Agreements	0.8	26	34.82

Total for the three months ended March 31, 2006	4.4	$154	35.58

In January 2007, we entered into forward sale agreements (the “January 2007 Forward Sale Agreements”) to purchase 2.0 million shares of common stock. The 2.0 million shares of common stock were borrowed from third-party market sources by the counterparties, or forward purchasers, of the January 2007 Forward Sale Agreements who then sold the shares to the public. Pursuant to the January 2007 Forward Sale Agreements, we must sell to the forward purchasers 2.0 million shares of our common stock generally at such times as we elect over a one-year period. The January 2007 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the January 2007 Forward Sale Agreements through termination in January 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $44.11 per share, which was the public offering price of shares of our common stock less the underwriting discount. The January 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.89, $0.91, $0.92, and $0.96 on each of March 2, 2007, June 1, 2007, September 7, 2007 and December 7, 2007, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The January 2007 Forward Sale Agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of March 31, 2007, there are 2.0 million shares available under the January 2007 Forward Sales Agreements at a forward price of $43.70.

In March 2007, we entered into forward sale agreements (the “March 2007 Forward Sale Agreements”) to purchase 6.0 million shares of common stock. The 6.0 million shares of common stock were borrowed from third-party market sources by the counterparties, or forward purchasers, of the March 2007 Forward Sale Agreements who then sold the shares to the public. Pursuant to the March 2007 Forward Sale Agreements, we must sell to the forward purchasers 6.0 million shares of our common stock generally at such times as we elect over a one-year period. The March 2007 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the March 2007 Forward Sale Agreements through termination

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

in March 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $43.03 per share, which was the public offering price of shares of our common stock less the underwriting discount. The March 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.91, $0.92, $0.96, and $0.98 on each of June 11, 2007, September 7, 2007, December 7, 2007 and March 7, 2008, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The March 2007 Forward Sale Agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of March 31, 2007, there are 6.0 million shares available under the March 2007 Forward Sales Agreements at a forward price of $43.06.

Note 12. Investment in European Capital Limited

On September 30, 2005, European Capital Limited (“ECAS”), a company incorporated in Guernsey, closed on an offering of €750 million of equity commitments. We provided €521 million of the equity commitments and third party institutional investors provided €229 million of the remaining equity commitments. ECAS, through its subsidiary, European Capital S.A. SICAR (“ECAS SICAR”), invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and public companies primarily in Europe. As of December 31, 2006, we had fully funded our equity commitment in the amount of €521 million ($654 million). Our total investment in ECAS at fair value as of March 31, 2007 and December 31, 2006 of $759 million and $751 million, respectively, is included as a portfolio investment in our accompanying consolidated balance sheets. As of March 31, 2007 and December 31, 2006, we had a receivable of $15 million and $20 million, respectively, due from ECAS for a €0.21 first quarter 2007 dividend and a €0.29 fourth quarter 2006 dividend, which is included in other assets in the accompanying consolidated balance sheets.

Our wholly-owned subsidiary ECFS, entered into a services agreement with ECAS and an investment management agreement with ECAS SICAR. Pursuant to the investment management agreement and services agreement, we provide investment advisory and management services to ECAS SICAR and received a base management fee equal to 1.25% of the greater of ECAS SICAR’s weighted average gross assets or €750 million. In addition, ECAS SICAR and ECAS had reimbursed us for all costs and expenses incurred by ECFS during the term of the agreement, subject to certain exclusions, including all cost and expenses incurred by us and ECFS for the organization and formation of ECAS SICAR, ECAS and ECFS. For the three months ended March 31, 2007 and 2006, we recorded $15 million and $8 million of revenue from these agreements, respectively, consisting of $5 million and $3 million, respectively, of management fees and $10 million and $5 million, respectively, for reimbursements of costs and expenses. As of March 31, 2007 and 2006, we had a receivable of $5 million and $4 million, respectively, due from ECAS SICAR and ECAS for management fees and reimbursements of costs and expenses, which is included in other assets in the accompanying consolidated balance sheets.

Also pursuant to the investment management agreement, ECFS received a warrant to purchase 18.75 million participating preferred shares of ECAS representing 20% of ECAS’ participating preferred shares on a fully-diluted basis. The initial exercise price of the warrants was €10 per share, which was the same per share price that the original investors purchased their participating preferred shares in the initial offering. The per share exercise price on the warrants has been reduced by dividends declared on the participating preferred shares and will be reduced to reflect the amount of any future dividends declared on the participating preferred shares. As of March 31, 2007, the exercise price of the warrants was €9.50 per share. In the event that ECAS issues additional participating preferred shares, ECFS would receive additional warrants to purchase participating preferred shares

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

in ECAS so that at all times the warrants issued to ECFS as manager are not less than 20% of ECAS’ participating preferred shares on a fully-diluted basis. In the event that ECAS undertakes an initial public offering and legal requirements effectively prevent ECAS from being able to issue additional warrants to ECFS, then ECAS will pay ECFS an incentive management fee in cash. The incentive management fee would be subject to a cumulative hurdle rate of 2% per quarter of ECAS SICAR’s pre-incentive fee net income as a return on quarterly average net asset value, determined on a cumulative basis through the end of quarter. The incentive management fee, if any, would be earned and payable as follows: (i) no incentive management fee in any calendar quarter in which ECAS SICAR’s pre-incentive fee net income does not exceed the cumulative hurdle rate or (ii) 100% of the amount of ECAS SICAR’s pre-incentive management fee net income, if any, that exceeds the cumulative hurdle rate but is less than 2.5% per quarter, plus 20% of the amount of ECAS SICAR’s pre-incentive fee net income, if any, that is equal to or exceeds 2.5%.

Note 13. Subsequent Events

Securitization

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS

Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. Through November 2007, BLT 2007-1 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2007-1 Notes. After such time, principal payments on the 2007-1 Notes will generally be applied pro rata to each class of 2007-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $300 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 14 basis points, the Class B notes have an interest rate of three-month LIBOR plus 31 basis points, the Class C notes have an interest rate of three-month LIBOR plus 85 basis points, the Class D notes have an interest rate of three-month LIBOR plus 185 basis points and the Class E notes retained by us do not have an interest rate. The loans are secured by loans and assets from our portfolio companies with a principal balance of approximately $600 million. The 2007-1 Notes contain customary default provisions and mature in August 2019 unless redeemed or repaid prior to such date.

European Capital Limited Initial Public Offering

On May 10, 2007, ECAS closed on an initial public offering (“IPO”) of ordinary shares and the ordinary shares, were admitted to the Official List of the U.K. Financial Services Authority and to trading on the main market of the London Stock Exchange under the ticker symbol “ECAS.” The offering comprised 12.7 million newly issued ordinary shares at a price of €9.84 per ordinary share, for gross proceeds of approximately €125 million. The 12.7 million new ordinary shares represented approximately 12% of the outstanding ordinary shares following completion of the IPO. ECAS granted the underwriters an over-allotment option to purchase up to an additional 1.9 million ordinary shares at a price of €9.84 per ordinary share.

As of March 31, 2007, American Capital’s investment in ECAS consisted of 52.1 million participating preferred shares and warrants held by ECFS to purchase 18.75 million participating preferred shares. Prior to the IPO, ECFS exercised its warrant to purchase 18.75 million participating preferred shares for an exercise price of

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

€9.50 per share, or €178 million ($242 million), and assigned the shares to American Capital. As a result of the IPO, the warrant agreement was terminated, and ECFS will not receive any future warrants. Our 18.75 million participating preferred shares received upon exercise of the warrant and our existing 52.1 million participating preferred shares were redesignated as ordinary shares as part of the capital reorganization that took effect upon the closing of the IPO. Subsequent to the IPO, American Capital owns 70.8 million ordinary shares, or a 67% ownership, of ECAS.

As of March 31, 2007, our investment in ECAS had a cost of $654 million and fair value of $759 million. The fair value of ECAS as of March 31, 2007 was valued by us based on ECAS being a privately held controlled company in accordance with our established valuation methodologies (see Note 5). If we were to determine the cost basis and fair value of our investment in ECAS as of the date of the IPO at the IPO price of €9.84 per ordinary share, including the increase in our cost basis as a result of the exercise of our warrants, our cost would be $896 million and our fair value would be $947 million.

The investment manager of ECAS is ECFS, our wholly-owned consolidated subsidiary. Due to the dilution of our ownership interest in ECAS as a result of the IPO, ECFS will no longer be considered to be providing substantially all of its services directly or indirectly to American Capital or its portfolio companies, which will result in the deconsolidation of ECFS during the quarter ended June 30, 2007. As a result of its deconsolidation for the quarter ended June 30, 2007, ECFS will then be treated as a portfolio company investment and carried at fair value on our balance sheet. The deconsolidation of ECFS will be considered a change in reporting entity and will be accounted for in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections.

In addition, as part of the IPO, ECFS’ existing investment management agreement with ECAS SICAR was terminated resulting in a termination fee payment to ECFS of €10 million. In addition, ECFS’ existing services agreement with ECAS was terminated, and ECFS entered into a new investment management agreement with ECAS and ECAS SICAR to provide investment advisory and management services. ECFS will receive an annual management fee equal to 2% of the weighted average monthly consolidated gross asset value of all investments of ECAS, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10% and 20% of the net earnings thereafter, and certain expense reimbursements not to exceed a cap of 0.25% per year of the weighted average monthly consolidated gross asset value of all investments of ECAS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have substantially greater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value, and a change in estimate could affect our net asset value; (iv) our investments in securities of privately held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless we maintain an asset coverage of at least 200%, which may affect returns to our stockholder; (xii) we may fail to continue to qualify for our pass-through treatment as a RIC, which could have an affect on stockholder return; (xiii) our common stock price may be volatile; (xiv) our strategy of becoming an asset manager of funds of private assets may not be successful and therefore have a negative impact on our results of operation; and (xv) general business and economic conditions and other risk factors described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

American Capital Fund

We are a publicly traded buyout and mezzanine fund that provides investment capital to middle market companies. We invest primarily in senior and subordinated debt and equity of companies in need of capital for buyouts, growth, acquisitions and recapitalizations. We also invest in non-investment grade CMBS and CDO securities. The total portfolio value of our investments was $8.7 billion and $8.1 billion as of March 31, 2007 and December 31, 2006, respectively. During the quarters ended March 31, 2007 and 2006, we made new investments totaling $1.1 billion and $0.7 billion, including $0.4 billion and $0.1 billion, respectively, in funds committed but undrawn under credit facilities and subscription agreements at the date of the investment. The weighted average effective interest rate on our debt securities was 12.3% at both March 31, 2007 and December 31, 2006, respectively.

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

Our new investments during the three months ended March 31, 2007 and 2006 were as follows (in millions):

	Three Months Ended March 31,
	2007	2006
American Capital Sponsored Buyouts	$459	$405
Financing for Private Equity Buyouts	153	15
Direct Investments	181	12
CMBS Investments	129	73
CDO Investments	32	34
Add-On Financing for Acquisitions	57	140
Add-On Financing for Recapitalizations	70	8
Add-On Financing for Growth	4	2
Add-On Financing for Working Capital	8	—
Add-On Financing for Working Capital in Distressed Situations	2	8

Total	$1,095	$697

During the three months ended March 31, 2007 and 2006, we received cash proceeds from exits and repayments of portfolio investments, excluding $218 million of repayments of bridge notes from ECAS during the three months ended March 31, 2006, as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Principal Prepayments	$105	$206
Senior Loan Syndications	424	43
Scheduled Principal Amortization	18	14
Payment of Accrued PIK Interest and Dividends and Original Issue Discounts	3	7
Sale of Equity Investments	20	99

Total	$570	$369

Public Manager of Funds of Alternative Assets

We are a leading global alternative asset manager of third party funds. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we also manage European Capital Limited (“ECAS”), American Capital Equity I, LLC (“ACE I”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO”). We manage these funds either through consolidated operating subsidiaries or wholly-owned portfolio companies. We refer to the asset management business throughout this report to include the asset management activities conducted by both our consolidated operating subsidiaries and our wholly-owned asset management portfolio companies.

As of March 31, 2007, our assets under management totaled $10.8 billion, including $2.9 billion under management in the above third party funds. As of March 31, 2007, our capital resources under management totaled $12.0 billion, including $3.2 billion under management in the above third party funds.

Through our asset management business, we earn base management fees based on the size of our funds and incentive income based on the performance of our funds. In addition, we may invest directly into our alternative asset funds and earn investment income from our investments in those funds. We intend to grow our existing funds, while continuing to create innovative products to meet the increasing demand of sophisticated investors for superior risk-adjusted investment returns.

ECAS, a fund incorporated in Guernsey, was initially a private equity fund established in 2005 that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. Our wholly-owned consolidated operating subsidiary, European Capital Financial Services (Guernsey) Limited (“ECFS”) manages ECAS. On May 10, 2007, ECAS closed on an initial public offering (“IPO”) of ordinary shares and the ordinary shares, were admitted to the Official List of the U.K. Financial Services Authority and to trading on the main market of the London Stock Exchange under the ticker symbol “ECAS.” In addition, as part of the IPO, ECFS’ existing investment management agreement with ECAS SICAR was terminated resulting in a termination fee payment to ECFS of €10 million. In addition, ECFS’ existing services agreement with ECAS was terminated, and ECFS entered into a new investment management agreement with ECAS and ECAS SICAR to provide investment advisory and management services. ECFS will receive an annual management fee equal to 2% of the weighted average monthly consolidated gross asset value of all investments of ECAS, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10% and 20% of the net earnings thereafter, and certain expense reimbursements not to exceed a cap of 0.25% per year of the weighted average monthly consolidated gross asset value of all investments of ECAS.

ACE I is a private equity fund with $1 billion of equity commitments established in 2006. ACE I co-invests with American Capital in an amount equal to 30% of our future equity investments until the remaining commitment is exhausted. As of March 31, 2007, ACE I had $143 million of unfunded equity commitments outstanding. American Capital Equity Management, LLC (“ACEM”), a wholly-owned portfolio company, manages ACE I in exchange for a 2% base management fee on the net cost basis of ACE I and a 10% to 30% carried interest in the net profits of ACE I, subject to certain hurdles.

ACAS CLO, a fund that was established in 2006, invests in middle market senior loans. ACAS CLO was initially in a “warehouse stage” and completed a $400 million securitization in April 2007. American Capital Asset Management, LLC (“ACAM”), a wholly-owned portfolio company, is the manager of ACAS CLO. ACAM earns a base management fee of 0.68% of ACAS CLO’s assets and a 20% carried interest in the net profits of ACAS CLO, subject to certain hurdles.

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

Results of Operations

Our consolidated financial performance, as reflected in our interim consolidated statements of operations, consists of three primary elements. The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from portfolio company management, asset management, financing and transaction structuring activities, less our operating expenses and provision for income taxes. The second element is “Net realized gain (loss) on investments,” which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets and periodic settlements of derivatives. The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair values of our investments and the change in the estimated fair value of the future payment streams of our interest rate derivatives, at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. Our net realized earnings comprises our net operating income and net realized gain (loss) on investments.

The consolidated operating results for the three months ended March 31, 2007 and 2006 was as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Operating income	$250	$173
Operating expenses	138	74

Operating income before income taxes	112	99
Benefit (provision) for income taxes	2	(6)

Net operating income	114	93

Net realized gain on investments	13	44
Net unrealized appreciation of investments	7	24

Net increase in net assets resulting from operations before cumulative effect of accounting change	134	161
Cumulative effect of accounting change, net of tax	—	1

Net increase in net assets resulting from operations	$134	$162

Net Operating Income

Operating Income

For the three months ended March 31, 2007, operating income increased $77 million, or 45%, over the three months ended March 31, 2006. Interest and dividend income consisted of the following for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,
	2007	2006
Interest income on debt securities	$162	$111
Interest income on bank deposits	2	1
Dividend income on equity securities	40	19
Dividend income from portfolio company fund managers	2	—

Total interest and dividend income	$206	$131

Interest income on debt securities increased by $51 million, or 46%, primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average effective interest rate on our debt investments. Dividend income on equity securities increased by $21 million, or 111%, primarily due to an increase in our equity investments. The following table summarizes selected data for our debt and equity investments, at cost, for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended March 31,
	2007	2006
Senior loans as a % of debt investments	46%	42%
CMBS investments as a % of debt investments	11%	4%
Average monthly one-month LIBOR rate	5.3%	4.7%
Daily weighted average debt investments	$5,483	$3,505
Daily weighted average effective interest rate on debt investments, excluding interest rate swaps	12.0%	12.8%
Daily weighted average effective interest rate on debt investments, including interest rate swaps	12.2%	12.7%

Daily weighted average debt and equity investments	$8,178	$5,231
Daily weighted average effective yield on debt and equity investments, excluding interest rate swaps	10.1%	10.0%
Daily weighted average effective yield on debt and equity investments, including interest rate swaps	10.2%	10.0%

The daily weighted average effective interest rate on debt investments, including CMBS, for the first quarter of 2007 decreased 80 basis points to 12.0%, excluding swaps, due primarily to an (i) increase in our investment in CMBS securities, (ii) an increase in total senior loans which generally have lower rates than subordinated loans, as a percentage of our total loan portfolio, (iii) and a contraction of the spreads over LIBOR for our new loan originations due to increased competition in the marketplace. Our overall effective interest rate on our CMBS investments is lower than our overall effective interest rate on our total senior and subordinated loans to our portfolio companies.

Including the impact of interest rate swaps, our daily average effective interest rate on debt investments decreased 50 basis points to 12.2%. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133. Under GAAP, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. In the first quarter of 2007 and 2006, the total interest benefit (cost) of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $2 million and $(1) million, respectively. The decrease in our interest cost of interest rate derivative agreements is due primarily to the increase in the average monthly one-month LIBOR rate.

The daily weighted average yield on total debt and equity investments, excluding interest rate swaps, increased 10 basis points in the first quarter 2007, to 10.1% primarily due to increases in dividend income from common equity securities, partially offset by the decrease in the daily weighted average effective interest rate on debt investments discussed above. Including the impact of swaps, our daily weighted average yield on total debt and equity investments increased 20 basis points to 10.2% in the first quarter of 2007. In the first quarter of 2007, we accrued a $15 million dividend from our common equity investment in ECAS.  In addition, during the first quarter of 2007, we received a dividend of $2 million from our wholly-owned fund manager portfolio company, American Capital Equity Management, LLC, which is the manager of ACE I.

Asset management and other fee income consisted of the following for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,
	2007	2006
Asset management fees and reimbursements	$17	$8
Transaction structuring fees	3	11
Equity financing fees	8	6
Portfolio company management and administrative fees	7	6
Loan financing fees	6	3
Prepayment fees	—	3
Other	3	5

Total asset management and other fee income	$44	$42

Asset management fees and reimbursements primarily represent fees recognized for providing advisory and management services to ECAS pursuant to investment management and services agreements. In connection with these agreements with ECAS, we recognized $5 million of management fees and $10 million for reimbursements of costs and expenses in the three months ended March 31, 2007 for salaries, employee benefits and general and administrative expenses compared to $3 million for management fees and $5 million for reimbursements of costs and expenses in the comparable period in 2006.

In the three months ended March 31, 2007, we recorded $3 million in transaction structuring fees for four American Capital sponsored buyout investments totaling $459 million of American Capital financing. In the same period in 2006, we recorded $11 million in transaction structuring fees for six buyout investments and one add-on financings for acquisitions totaling $524 million of American Capital financing. The transaction structuring fees were 0.7% and 2.1% of American Capital financing in the first quarter of 2007 and 2006, respectively.

Loan financing fees for the quarter ended March 31, 2007 increased $3 million, or 100%, over the comparable period in 2006. The increase in the loan financing fees was attributable to an increase in new debt investments from $349 million in first quarter of 2006 to $690 million in the first quarter of 2007. The loan financing fees were 0.9% and 1.0% of loan originations in the first quarter of 2007 and 2006, respectively. Loan fees we receive that are representative of additional yield are deferred as a discount and accreted into interest income and are not recorded as fee income.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 increased $64 million, or 86%, over the comparable period in 2006. Our operating leverage was 2.1% for the both three months ended March 31, 2007 and 2006, respectively. Operating leverage is our annualized operating expenses, excluding stock-based compensation, interest expense and operating expenses reimbursed under management agreements, divided by our total assets at period end.

Interest Expense

Interest expense increased from $36 million for the three months ended March 31, 2006 to $62 million in the comparable period in 2007. The increase in interest expense is due both to an increase in our weighted average borrowings from $2,431 million in the three months ended March 31, 2006 to $4,011 million in the comparable period in 2007 and to an increase in our weighted average interest rate on outstanding borrowings, including amortization of deferred financing costs, from 5.9% during the three months ended March 31, 2006 to

6.2% during the comparable period in 2007. The increase in the weighted average interest rate is primarily due to an increase in the average monthly one-month LIBOR rate from 4.7% in the three months ended March 31, 2006 to 5.3% in the comparable period in 2007.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation expense increased 122% from $23 million in the three months ended March 31, 2006 to $51 million in the comparable period in 2007. Salaries, benefits and stock-based compensation consisted of the following for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,
	2007	2006
Salaries	$26	$15
Benefits	6	4
Stock-based and other deferred compensation	19	4

Total salaries, benefits and stock-based compensation	$51	$23

The total increase is primarily due to (i) an increase in employees, (ii) annual salary rate increases, and (iii) additional stock-based compensation primarily from our incentive bonus plan. Our number of employees increased 50% from 359 at March 31, 2006 to 538 at March 31, 2007. The increase in the number of employees is due to our growth; we have added investment professionals and administrative staff as we continue to build our investment platform and our asset management business, including the opening of new offices and expansion of existing offices. In addition, in the first quarter of 2007, we recorded additional stock-based compensation as a result of an increase in the number of estimated shares we expect to vest in 2007.

In 2006, we established an incentive bonus plan, which is a non-qualified deferred compensation plan for the purpose of granting bonus awards to our domestic employees. Cash bonus awards under the plan are determined by our Compensation and Corporate Governance Committee and are invested in our common stock by purchasing shares of our common stock on the open market. The awards under the plan are accounted for as a grant of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the three months ended March 31, 2007 and 2006, we recorded $12 million and $1 million, respectively, of stock-based compensation related to the incentive bonus plan.

General and Administrative Expenses

General and administrative expenses increased from $15 million in the three months ended March 31, 2006 to $25 million in the comparable period in 2007. The increase is due primarily to additional overhead attributable to the increase in the number of employees and the opening of new offices and expansion of existing offices, including higher employee recruiting costs and rent expense, as well as higher legal and board of director fees.

Provision for Income Taxes

We operate to qualify to be taxed as a regulated investment company, or a RIC, as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. We have distributed and currently intend to distribute sufficient dividends to eliminate investment company taxable income. However, we are subject to a nondeductible federal excise tax of 4% on our undistributed investment company taxable income if we do not distribute at least 98% of our investment company ordinary taxable income in any calendar year, 98% of our capital gain net income for each one-year period ending on October 31 and any shortfall in distributing taxable income from the prior calendar year. As of December 31, 2006, we retained $97 million of our cumulative investment company taxable income that is subject to federal excise tax. For the three months ended March 31, 2007, we accrued a federal excise tax of $1 million, which is included in our provision for income taxes.

Our consolidated taxable operating subsidiaries, ACFS and ECFS, are subject to corporate level federal, state and local income tax in their respective jurisdictions. ECFS is incorporated in Guernsey where it has received an exempt status and therefore does not pay any income tax; however, the wholly-owned subsidiary of ECFS is subject to corporate level income tax. For the three months ended March 31, 2007, we recorded a tax benefit of $3 million compared to a tax provision of $5 million for the three months ended March 31, 2006 attributable to our taxable operating subsidiaries. The $2 million tax benefit recorded in 2007 as compared to the $6 million tax provision recorded in 2006 is due to a loss generated at ACFS in 2007 driven primarily by (i) increased operating expenses of ACFS in the first quarter of 2007 as a result of the additional overhead attributable to the building of our asset management platform and (ii) a decrease in transaction structuring fee income earned by ACFS as a result of structuring less buyouts in the first quarter of 2007 as compared to the same period in the prior year.

Net Realized Gain (Loss) on Investments

Our net realized gain (loss) for the three months ended March 31, 2007 and 2006 consisted of the following (in millions):

	Three Months Ended March 31,
	2007	2006
Consolidated Utility Services, Inc.	$7	$—
HP Evenflo Acquisition Co.	2	—
Edline, LLC	2	—
3SI Acquisition Holdings, Inc.	—	27
Network for Medical Communication & Research, LLC	—	22
Edge Products, LLC	—	4
Alemite Holdings, Inc.	—	2
Other, net	6	4

Total gross realized portfolio gain	17	59

Euro-Caribe Packing Company, Inc.	(4)	—
Kingway Inca Clymer Holdings, Inc.	(3)	—
American Decorative Surfaces International, Inc.	—	(16)

Total gross realized portfolio loss	(7)	(16)

Total net realized portfolio gains	10	43
Interest rate derivative periodic interest settlements, net	3	—
Interest rate derivative termination settlements, net	—	1

Total net realized gain	$13	$44

In the first quarter of 2006, we received full repayment of our remaining $40 million subordinated debt investment in 3SI Acquisition Holdings, Inc. and sold all of our common equity for $53 million in proceeds realizing a total gain of $27 million offset by a reversal of unrealized appreciation of $28 million. The gain that we recognized included escrowed proceeds of $4 million, which we expect to receive.

In the first quarter of 2006, we received full repayment of our remaining $10 million subordinated debt investment in Network for Medical Communication & Research, LLC and sold all of our common equity warrants for $22 million in proceeds realizing a total gain of $22 million offset by a reversal of unrealized appreciation of $23 million. The gain that we recognized include escrowed proceeds of $1 million, which we expect to receive.

In the first quarter of 2006, American Decorative Surfaces International, Inc. ceased business operations and a receiver was appointed to liquidate its remaining assets. As of the date the receivership was appointed, we did not expect to receive any additional proceeds from the liquidation. Our remaining subordinated debt and equity investments were deemed worthless and we recognized a realized loss of $16 million offset by the reversal of unrealized depreciation of $19 million.

We record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date.

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined by management and approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Number of Companies	Three Months Ended March 31, 2007	Number of Companies	Three Months Ended March 31, 2006
Gross unrealized appreciation of portfolio company investments	40	$171	29	$159
Gross unrealized depreciation of portfolio company investments	30	(162)	22	(119)
Net reversal of prior period unrealized appreciation upon a realization		(3)		(37)

Net unrealized appreciation of portfolio company investments		6		3
Foreign currency translation		8		—
Derivative agreements		(7)		21

Net unrealized appreciation of investments		$7		$24

During the first quarter of 2007, we recognized unrealized depreciation of $47 million related to our $76 million investment in ACSAB, LLC, which holds an investment in ASAlliances Biofuels, LLC. ASAlliances Biofuels, LLC is developing three large scale ethanol production facilities that it owns and will operate. Since our initial investment in February 2006, this investment has appreciated $52 million, to a fair value of $128 million as of March 31, 2007. In addition, we sold 30% of our equity investment in ACSAB, LLC in October 2006 realizing a gain of $18 million. The inception to date appreciation in this investment is driven in part by developments in the ethanol and energy markets and market comparables. In addition to the prices of ethanol, the valuation of this investment is highly dependent on the pricing of agricultural commodities, such as corn, which is a raw material used in the production of ethanol, as well as the selling prices of petroleum products, such as the prices of unleaded gasoline and diesel fuel for which ethanol is considered to be an additive and a substitute. During the first quarter of 2007, the prices of corn commodities increased, the prices of ethanol and crude oil decreased and the stock prices of comparable public companies declined which resulted in the $47 million decrease in fair value of our investment in ACSAB, LLC.

The fair value of the derivative agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. They appreciate or depreciate based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of derivative agreements. The decrease in the fair value of our derivative agreements in the three month period ended March 31, 2007 is primarily due to a decrease in the forward interest rate yield curve as well as a reversal of unrealized appreciation due to the recognition of net realized gains on interest rate periodic receipts during the quarter.

We have a limited amount of investments in portfolio companies, including ECAS, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three months ended March 31, 2007, the foreign currency translation adjustment recorded in our interim consolidated statements of operations was unrealized appreciation of $8 million, primarily as a result of the Euro appreciating against the U.S. dollar.

Our Board of Directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. In that regard, the board has retained Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan Lokey”) to assist it by having Houlihan Lokey regularly review a designated selection of our fair value determinations. Houlihan Lokey is a leading valuation firm in the U.S., engaged in approximately 1,000 valuation assignments per year for clients worldwide. Each quarter, Houlihan Lokey reviews our determination of the fair value of American Capital’s portfolio company investments that have been portfolio companies for at least one year and that have a fair value in excess of $25 million.

For the first quarter of 2007, Houlihan Lokey reviewed our valuations of 11 portfolio companies having an aggregate $680 million in fair value as reflected in our interim consolidated financial statements as of March 31, 2007. Over the last four quarters, Houlihan Lokey has reviewed 86 portfolio companies totaling $4,899 million in fair value as of their respective valuation dates. In addition, Houlihan Lokey representatives attend our quarterly valuation meetings and provide periodic reports and recommendations to our Audit and Compliance Committee of the Board of Directors. For those portfolio company investments that Houlihan Lokey has reviewed using the scope of review set forth by our Board of Directors, our Board of Directors has made a fair value determination that is within the aggregate range of fair value for such investments as determined by Houlihan Lokey. Houlihan Lokey has been engaged, or may in the future be engaged, directly by us or our portfolio companies to provide investment banking services.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the latest twelve months (“LTM”) ended March 31, 2007 and 2006 and for the quarters ended March 31, 2007 and 2006 annualized:

	Period Ended March 31,
	2007	2006
LTM net operating income return on average equity at cost	11.6%	13.4%
LTM net realized earnings return on average equity at cost	15.3%	16.4%
LTM net earnings return on average equity	21.6%	16.3%
Current quarter net operating income return on average equity at cost annualized	10.6%	12.3%
Current quarter net realized earnings return on average equity at cost annualized	11.9%	18.2%
Current quarter net earnings return on average equity annualized	11.8%	21.5%

Financial Condition, Liquidity and Capital Resources

As of March 31, 2007, we had $153 million in cash and cash equivalents and $88 million of restricted cash. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt. As of March 31, 2007, we had $307 million of availability under our revolving credit facilities (excluding standby letters of credit of $11 million) and $346 million under our forward equity sale agreements assuming the forward prices as of March 31, 2007. During the first quarter of 2007, we principally funded investments using draws on the revolving credit facilities and equity offerings, as well as proceeds from syndications of senior loans, repayments of loans and sales of equity investments.

As a RIC, we are required to distribute annually 90% or more of our investment company taxable income. We provide shareholders with the option of reinvesting their dividends in American Capital. In August 2004, we amended our dividend reinvestment plan, or DRIP, to provide a 5% discount on shares purchased through the reinvested dividends, effective for dividends paid in December 2004 and thereafter, subject to terms of the plan. In March 2007, we amended our dividend reinvestment plan to reduce the discount to the market price on shares purchased through reinvested dividends from 5% to 2% beginning with our second quarter 2007 dividend.

We are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended. As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of March 31, 2007 and December 31, 2006, our asset coverage was 219% and 211%, respectively.

Equity Capital Raising Activities

For the three months ended March 31, 2007 and 2006, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements. The following table summarizes the total shares sold directly by us, including shares sold pursuant to the underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the three months ended March 31, 2007 and 2006 (in millions, except per share data):

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
March 2007 public offering	4.4	$187	$43.03
January 2007 public offering	5.2	231	44.11

Total for the three months ended March 31, 2007	9.6	$418	43.54

February 2006 public offering	1.0	$35	36.10
January 2006 public offering	0.6	21	34.84
Issuances under November 2005 Forward Sale
Agreements	2.0	72	35.83
Issuances under September 2005 Forward Sale
Agreements	0.8	26	34.82

Total for the three months ended March 31, 2006	4.4	$154	35.58

In January 2007, we entered into forward sale agreements (the “January 2007 Forward Sale Agreements”) to purchase 2.0 million shares of common stock. The 2.0 million shares of common stock were borrowed from third party market sources by the counterparties, or forward purchasers, of the January 2007 Forward Sale Agreements who then sold the shares to the public. Pursuant to the January 2007 Forward Sale Agreements, we must sell to the forward purchasers 2.0 million shares of our common stock generally at such times as we elect over a one-year period. The January 2007 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the January 2007 Forward Sale Agreements through termination in January 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $44.11 per share, which was the public offering price of shares of our common stock less the underwriting discount. The January 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.89, $0.91, $0.92, and $0.96 on each of March 2, 2007, June 1, 2007, September 7, 2007 and December 7, 2007, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The January 2007 Forward Sale Agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of March 31, 2007 there are 2.0 million shares available under the January 2007 Forward Sales Agreements at a forward price of $43.70.

In March 2007, we entered into forward sale agreements (the “March 2007 Forward Sale Agreements”) to purchase 6.0 million shares of common stock. The 6.0 million shares of common stock were borrowed from third party market sources by the counterparties, or forward purchasers, of the March 2007 Forward Sale Agreements who then sold the shares to the public. Pursuant to the March 2007 Forward Sale Agreements, we must sell to the forward purchasers 6.0 million shares of our common stock generally at such times as we elect over a one-year period. The March 2007 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the March 2007 Forward Sale Agreements through termination in March 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $44.03 per share, which was the public offering price of shares of our common stock less the underwriting discount. The March 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.91, $0.92, $0.96, and $0.98 on each of June 11, 2007, September 7, 2007, December 7, 2007 and March 7, 2008, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The March 2007 Forward Sale Agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of March 31, 2007 there are 6.0 million shares available under the March 2007 Forward Sales Agreements at a forward price of $43.06.

Debt Capital Raising Activities

Our debt obligations consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Secured revolving credit facility, $1,250 million commitment	$1,046	$669
Unsecured revolving credit facility, $900 million commitment	797	893
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due October 2020	75	75
Unsecured debt due February 2011	24	24
TRS Facility, $500 million	95	296
ACAS Business Loan Trust 2004-1 asset securitization	410	410
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436

Total	$4,006	$3,926

The weighted average debt balance for the three months ended March 31, 2007 and 2006 was $4,011 million and $2,431 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2007 and 2006 was 6.2% and 5.9%, respectively. We are currently in compliance with all of our debt covenants.

Total Return Swap Facility

In March 2007, our TRS Facility with Wachovia Bank, N.A. was temporarily increased from $350 million to $500 million through May 30, 2007 and will be reduced to $300 million thereafter unless further extended.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of March 31, 2007, loans on non-accrual status for sixteen portfolio companies were $208 million, calculated as the cost plus unamortized OID, and had a fair value of $55 million. These loans include a total of $179 million with PIK interest features. As of December 31, 2006, loans on non-accrual status for fourteen portfolio companies were $183 million, calculated as the cost plus unamortized OID, and had a fair value of $54 million.

As of March 31, 2007 and December 31, 2006, loans on accrual status, past due loans and loans on non-accrual status were as follows (dollars in millions):

	Number of Portfolio Companies	March 31, 2007	Number of Portfolio Companies	December 31, 2006
Current	122	$4,752	118	$4,623

One Month Past Due		—		—
Two Months Past Due		—		—
Three Months Past Due		—		—
Greater than Three Months Past Due		11		12
Loans on Non-accrual Status		208		183

Subtotal	16	219	14	195

Total	138	$4,971	132	$4,818

Past Due and Non-accruing Loans as a Percent of Total Loans		4.4%		4.0%

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification of a portfolio company is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the year ended March 31, 2007:

	Static Pool
Portfolio Statistics(1) ($ in millions, unaudited):	Pre-1999	1999	2000	2001	2002	2003	2004	2005	2006	2007	Pre-1999 - 2007 Aggregate	2002 - 2007 Aggregate
Internal Rate of Return – All Investments(2)	10.6%	8.7%	8.2%	20.2%	9.8%	22.1%	18.4%	22.0%	24.7%	31.0%	16.5%	19.2%
Internal Rate of Return – Equity Investments Only(2)(10)	28.6%	(35.6)%	10.9%	49.2%	15.2%	30.1%	29.6%	35.3%	49.2%	56.9%	28.4%	31.7%
Original Investments and Commitments	$382	$380	$395	$370	$944	$1,370	$2,249	$3,375	$4,543	$625	$14,633	$13,106
Total Exits and Prepayments of Original Investments	$284	$263	$261	$268	$589	$927	$1,092	$946	$627	$42	$5,299	$4,223
Total Interest, Dividends and Fees Collected	$152	$141	$118	$145	$267	$312	$397	$404	$302	$14	$2,252	$1,696
Total Net Realized (Loss) Gain on Investments	$(32)	$(45)	$(37)	$43	$(10)	$137	$95	$33	$40	$—	$224	$295
Current Cost of Investments	$99	$61	$135	$84	$328	$407	$1,099	$2,322	$3,247	$566	$8,348	$7,969
Current Fair Value of Investments	$104	$43	$130	$45	$254	$433	$1,115	$2,599	$3,349	$566	$8,638	$8,316
Net Unrealized Appreciation/(Depreciation)	$5	$(18)	$(5)	$(39)	$(74)	$26	$16	$277	$102	$—	$290	$347
Non-Accruing Loans at Face	$—	$18	$—	$31	$54	$23	$5	$77	$—	$—	$208	$159
Non-Accruing Loans at Fair Value	$—	$8	$—	$5	$13	$8	$—	$21	$—	$—	$55	$42
Equity Interest at Fair Value(9)	$55	$10	$2	$17	$35	$172	$200	$1,457	$935	$162	$3,045	$2,961
Debt to EBITDA(3)(4)(5)	2.7	6.1	6.5	4.0	6.0	5.4	4.8	4.3	5.1	6.9	4.9	5.0
Interest Coverage(3)(5)	5.6	1.1	1.5	2.4	1.9	1.5	2.2	2.4	1.8	1.4	2.0	2.0
Debt Service Coverage(3)(5)	2.8	0.8	1.4	1.4	1.5	1.1	1.8	1.7	1.5	1.3	1.6	1.6
Average Age of Companies(5)	52 yrs	47 yrs	22 yrs	27 yrs	38 yrs	34 yrs	37 yrs	33 yrs	32 yrs	23 yrs	33 yrs	33 yrs
Ownership Percentage(9)	62%	65%	1%	58%	46%	57%	25%	51%	41%	13%	42%	42%
Average Sales(5)(6)	$167	$45	$172	$190	$67	$135	$100	$116	$162	$114	$133	$132
Average EBITDA(5)(7)	$10	$4	$53	$4	$11	$23	$24	$29	$24	$20	$25	$25
Average EBITDA Margin(5)	6.0%	8.9%	30.8%	2.1%	16.4%	17.0%	24.0%	25.0%	14.8%	17.5%	18.8%	18.9%
Total Sales(5)(6)	$488	$247	$318	$1,696	$420	$1,460	$2,566	$3,720	$6,420	$561	$17,896	$15,147
Total EBITDA(5)(7)	$34	$21	$79	$28	$54	$229	$555	$620	$1,030	$143	$2,793	$2,631
% of Senior Loans(5)(8)	41%	35%	63%	25%	69%	59%	60%	39%	50%	71%	52%	52%
% of Loans with Lien(5)(8)	48%	45%	75%	100%	99%	98%	88%	85%	88%	93%	88%	89%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at current fair value and includes fees.
(3)	These amounts do not include investments in which the Company owns only equity.
(4)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(5)	Excludes investments in commercial mortgage backed securities, collateralized debt obligations and European Capital Limited.
(6)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(8)	As a percentage of our total debt investments.
(9)	Excludes investments in commercial mortgage backed securities and collateralized debt obligations.
(10)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.

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

Under our interest rate swap agreements, we generally pay a fixed rate and receive a floating interest rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we receive a fixed rate and pay a floating rate based on LIBOR. We may enter into interest rate cap agreements that would entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates.

A summary of our derivative agreements are included in our schedule of investments in the accompanying interim consolidated financial statements.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the first quarter of 2007.

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

None

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

N-2 (File No. 333-29943), filed on August 12, 1997.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.3.	Indenture, between American Capital Strategies, Ltd, and Wells Fargo Bank, National Association as Trustee, dated as of April 26, 2007, incorporated herein by reference to Exhibit 2.d.3 of the Registration Statement on Form N-2 (File No. 333-142398), filed on April 26, 2007.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/S/ RICHARD E. KONZMANN
Richard E. Konzmann
Senior Vice President, Accounting

Date: May 10, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.