Form 10-Q
period 2007-06-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2007-08-09
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 31, 2007, was 187,932,792.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Investments at fair value (cost of $10,674 and $7,781, respectively)
Non-Control/Non-Affiliate investments (cost of $6,261 and $4,827, respectively)	$6,287	$4,869
Affiliate investments (cost of $754 and $536, respectively)	759	576
Control investments (cost of $3,657 and $2,416, respectively)	4,429	2,611
Derivative agreements (cost of $2 and $2, respectively)	41	20

Total investments at fair value	11,516	8,076
Cash and cash equivalents	172	77
Restricted cash	202	233
Interest receivable	57	44
Other	204	179

Total assets	$12,151	$8,609

Liabilities and Shareholders’ Equity
Debt (maturing within one year of $433 and $353, respectively)	$5,371	$3,926
Derivative agreements	3	13
Accrued dividends payable	151	130
Other	151	198

Total liabilities	5,676	4,267

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 and 200.0 shares authorized, respectively, 185.6 and 151.6 issued and 182.2 and 147.6 outstanding, respectively	2	1
Capital in excess of par value	5,477	3,980
Notes receivable from sale of common stock	(7)	(7)
Undistributed net realized earnings	167	88
Net unrealized appreciation of investments	836	280

Total shareholders’ equity	6,475	4,342

Total liabilities and shareholders’ equity	$12,151	$8,609

Net asset value per share	$35.54	$29.42

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$88	$84	$219	$152
Affiliate investments	18	12	34	24
Control investments	143	60	201	112

Total interest and dividend income	249	156	454	288

Asset management and other fee income
Non-Control/Non-Affiliate investments	38	39	45	57
Affiliate investments	—	2	2	1
Control investments	39	15	75	39

Total asset management and other fee income	77	56	122	97

Total operating income	326	212	576	385

OPERATING EXPENSES:
Interest	73	41	135	77
Salaries, benefits and stock-based compensation	67	39	118	62
General and administrative	22	16	47	32

Total operating expenses	162	96	300	171

OPERATING INCOME BEFORE INCOME TAXES	164	116	276	214
Provision for income taxes	(11)	(7)	(9)	(12)

NET OPERATING INCOME	153	109	267	202

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	58	(13)	60	(8)
Affiliate investments	25	5	25	10
Control investments	(6)	25	2	58
Derivative agreements	9	4	12	6

Total net realized gain on investments	86	21	99	66

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	507	148	514	151
Foreign currency translation	4	—	11	(1)
Derivative agreements	38	12	31	33

Total net unrealized appreciation of investments	549	160	556	183

Total net gain on investments	635	181	655	249

INCREASE IN NET ASSETS RESULTING FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	788	290	922	451
Cumulative effect of accounting change, net of tax	—	—	—	1

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$788	$290	$922	$452

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.93	$0.82	$1.68	$1.60
Diluted	$0.91	$0.81	$1.64	$1.58
NET EARNINGS PER COMMON SHARE:
Basic	$4.77	$2.18	$5.80	$3.57
Diluted	$4.68	$2.16	$5.68	$3.54
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	165.1	133.3	158.9	126.6
Diluted	168.5	134.2	162.4	127.7
DIVIDENDS DECLARED PER COMMON SHARE	$0.91	$0.82	$1.80	$1.62

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Six Months Ended June 30,
	2007	2006
Operations:
Net operating income	$267	$202
Net realized gain on investments	99	66
Net unrealized appreciation of investments	556	183
Cumulative effect of accounting change, net of tax	—	1

Net increase in net assets resulting from operations	922	452

Shareholder distributions:
Common stock dividends from net operating income	(267)	(202)
Common stock dividends in excess of net operating income	(21)	(4)

Net decrease in net assets resulting from shareholder distributions	(288)	(206)

Capital share transactions:
Issuance of common stock	1,420	761
Issuance of common stock under stock option plans	17	7
Issuance of common stock under dividend reinvestment plan	23	11
Purchase of common stock held in deferred compensation trusts	(13)	(96)
Deconsolidation of stock held in ECFS deferred compensation trusts	22	—
Stock-based compensation	32	13
Other	(2)	(5)

Net increase in net assets resulting from capital share transactions	1,499	691

Total increase in net assets	2,133	937
Net assets at beginning of period	4,342	2,898

Net assets at end of period	$6,475	$3,835

Net asset value per common share	$35.54	$27.63

Common shares outstanding at end of period	182.2	138.8

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net increase in net assets resulting from operations	$922	$452
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized appreciation of investments	(556)	(183)
Net realized gain on investments	(99)	(66)
Increase in accrued payment-in-kind interest and dividends	(85)	(73)
Collection of loan origination fees	22	19
Stock-based compensation and other deferred compensation expense	32	14
Increase in interest receivable	(13)	(8)
Increase in other assets	(4)	—
(Increase) decrease in other liabilities	(26)	11
Other	(2)	(1)

Net cash provided by operating activities	191	165

Investing activities:
Purchases of investments	(4,184)	(2,448)
Fundings on portfolio company revolving credit facility investments, net	(95)	(20)
Principal repayments	664	588
Proceeds from loan syndications and loan sales	651	110
Collection of payment-in-kind notes and dividends and accreted loan discounts	34	13
Proceeds from sale of equity investments	205	139
Interest rate derivative settlements, net	13	6
Capital expenditures for property and equipment	(20)	(12)

Net cash used in investing activities	(2,732)	(1,624)

Financing activities:
Proceeds from issuance of notes payable from asset securitizations	492	68
Repayment of notes payable from asset securitizations	(12)	(61)
Draws on revolving credit facilities, net	967	734
Proceeds from unsecured debt issuance	—	22
(Repayments) proceeds from TRS facility, net	(2)	140
Increase in deferred financing costs	(10)	(4)
Proceeds from debt service escrows	30	56
Issuance of common stock	1,437	768
Issuance of non-recourse notes to purchase common stock	(2)	(3)
Purchase of common stock held in deferred compensation trusts	(13)	(96)
Distributions paid	(243)	(89)
Other	(1)	(1)

Net cash provided by financing activities	2,643	1,534

Net increase in cash and cash equivalents	102	75
Cash and cash equivalents at beginning of period	77	97
Cash eliminated with deconsolidation of European Capital Financial Services (Guernsey) Limited	(7)	—

Cash and cash equivalents at end of period	$172	$172

Non-cash financing activities:
Issuance of common stock under dividend reinvestment plan	$23	$11

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Six Months Ended June 30,
	2007	2006
Per Share Data:
Net asset value at beginning of the period	$29.42	$24.37

Net operating income(1)	1.68	1.60
Net realized gain on investments(1)	0.62	0.52
Net unrealized appreciation on investments(1)	3.50	1.44
Cumulative effect of accounting change, net of tax(1)	—	0.01

Net increase in net assets resulting from operations(1)	5.80	3.57
Issuance of common stock	2.36	1.58
Shareholder distributions	(1.80)	(1.62)
Other, net(2)	(0.24)	(0.27)

Net asset value at end of period	$35.54	$27.63

Ratio/Supplemental Data:
Per share market value at end of period	$42.52	$33.48
Total loss(3)	(4.1)%	(2.9)%
Shares outstanding at end of period	182.2	138.8
Net assets at end of period	$6,475	$3,835
Average net assets(4)	$5,199	$3,284
Average debt outstanding(5)	$4,611	$2,556
Average debt per common share(1)	$29.02	$20.19
Ratio of operating expenses, net of interest expense, to average net assets	3.17%	2.86%
Ratio of interest expense to average net assets	2.60%	2.34%

Ratio of operating expenses to average net assets	5.77%	5.20%
Ratio of net operating income to average net assets	5.14%	6.15%

(1)	Weighted average basic per share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the issuance of non-recourse notes to purchase common stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total loss is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 2% and 5% discount on shares purchased through the reinvested dividends for the six months ended June 30, 2007 and 2006, respectively.
(4)	Based on the average of ending net assets as of the end of each reporting period.
(5)	Based on a daily weighted average balance of debt outstanding for the period.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)	$—	$0.2	$—
Affordable Care Holding	Health Care Providers &	Subordinated Debt (15.0%, Due 11/13 – 11/14)(7)	52.0	51.2	51.2
Corp.	Services	Convertible Preferred Stock (84,952 shares)	.	89.3	94.7
		Common Stock (21,238,000 shares)(1)		21.3	23.7

				161.8	169.6
A.H. Harris & Sons, Inc.	Distributors	Common Stock Warrants (2,004 shares)(1)		0.5	2.5
Algoma Holding Company	Building Products	Subordinated Debt (14.0%, Due 4/13)(7)	12.9	12.7	12.7
		Convertible Preferred Stock (28,000 shares)(1)		—	8.1

				12.7	20.8
American Capital Equity I, LLC	Diversified Financial Services	Senior Debt (7.6%, Due 10/07)		—	—
AmWins Group, Inc.	Insurance	Senior Debt (10.8%, Due 6/14)(7)	6.0	6.0	6.0
Appleseed’s Topco, Inc.	Internet & Catalog Retail	Senior Debt (10.4%, Due 4/12 – 4/14)	423.2	418.5	418.5
		Common Stock (679,490 shares)(1)		—	2.2

				418.5	420.7
Aspect Software	IT Services	Senior Debt (12.4%, Due 7/12)	20.0	19.8	19.8
Astrodyne Corporation	Electrical Equipment	Senior Debt (13.3%, Due 4/11)(7)	6.5	6.4	6.4
		Subordinated Debt (12.0%, Due 4/12)(7)	11.0	10.9	10.9
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (386,894 shares)		8.0	10.9

				25.3	28.2
Avanti Park Place LLC	Real Estate	Senior Debt (8.3%, Due 6/10)(7)	6.4	6.4	6.4
Axygen Holdings Corporation	Health Care Equipment &	Subordinated Debt (14.5%, Due 9/14)(7)	59.2	58.4	58.4
	Supplies	Redeemable Preferred Stock (246,400 shares)		45.9	45.9
		Convertible Preferred Stock (58,520 shares)		15.8	15.8
		Common Stock (3,080 shares)(1)		0.3	0.4
		Common Stock Warrants (246,400 shares)(1)		23.0	28.9

				143.4	149.4
BarrierSafe Solutions	Commercial Services &	Senior Debt (13.8%, Due 9/10)(7)	13.7	13.6	13.6
International, Inc.	Supplies	Subordinated Debt (16.0%, Due 9/11 – 9/12)(7)	54.5	54.0	54.0

				67.6	67.6
Barton Cotton Holding	Commercial Services &	Senior Debt (8.8%, Due 4/11 – 4/12)(7)	40.8	40.2	40.2
Corporation	Supplies	Subordinated Debt (14.0%, Due 9/13)(7)	29.4	29.0	29.0
		Redeemable Preferred Stock (33,936 shares)(1)		20.1	20.1
		Convertible Preferred Stock (80,640 shares)(1)		8.1	8.1
		Common Stock Warrants (150,827 shares)(1)		15.1	12.9

				112.5	110.3
Belloto Holdings Limited (3)	Household Durables	Subordinated Debt (15.1%, Due 6/17)	3.7	3.6	3.6
		PIK Note (15.0%, Due 12/17)(1)	10.0	10.0	10.0
		Ordinary Shares (389,450 shares)(1)		0.1	0.1

				13.7	13.7
Berry-Hill Galleries, Inc.	Distributors	Senior Debt (8.6%, Due 9/08 – 3/12)(7)	36.1	35.7	35.7
		Common Stock Warrants (1 share)(1)		0.1	0.1

				35.8	35.8
BLI Partners, LLC	Personal Products	Common Membership Interest (1)		17.3	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Breeze Industrial Products	Auto Components	Senior Debt (11.8%, Due 8/13)(7)	19.0	18.7	18.7
Corporation		Subordinated Debt (14.3%, Due 8/13 – 8/15)(7)	33.6	33.2	33.2

				51.9	51.9
BSW Investors II, LLC	Real Estate	Senior Debt (7.3%, Due 8/28)(7)	2.0	2.0	2.0
Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)(7)	119.2	117.7	117.7
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (11.4%, Due 7/12)(7)	8.0	8.0	8.0
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt (11.1%, Due 9/14)(7)	30.0	29.7	29.7
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt (10.6%, Due 10/13)(7)	15.0	15.0	15.0
CH Holding Corp.	Leisure Equipment &	Senior Debt (12.3%, Due 5/11)(6)	13.7	13.6	4.5
	Products	Redeemable Preferred Stock (21,215 shares)(1)		42.8	—
		Convertible Preferred Stock (665,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				56.4	4.5
CIBT Global Inc.	Commercial Services & Supplies	Senior Debt (11.1%, Due 5/12 – 6/12)(7)	99.0	97.7	97.7
Compusearch Holdings	Software	Subordinated Debt (12.0%, Due 6/12)(7)	12.5	12.4	12.4
Company, Inc.		Convertible Preferred Stock (28,027 shares)(1)		1.1	1.1

				13.5	13.5
Consolidated Bedding, Inc.	Household Durables	Senior Debt (11.8%, Due 6/13)	111.3	110.0	110.0
		Subordinated Debt (14.0%, Due 12/13)	28.5	28.2	28.2
		Common Stock Warrants (154,127 shares)(1)		—	—

				138.2	138.2
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11)(7)	14.0	11.9	11.9
		Redeemable Preferred Stock (1,400,000 shares)		1.5	1.5
		Common Stock Warrants (5,240,521 shares)(1)		3.6	7.3

				17.0	20.7
DelStar, Inc.	Building Products	Subordinated Debt (14.0%, Due 12/12)(7)	18.2	17.9	17.9
		Redeemable Preferred Stock (31,955 shares)		15.7	15.7
		Convertible Preferred Stock (35,505 shares)		3.8	4.1
		Common Stock Warrants (106,891 shares)(1)		20.3	34.2

				57.7	71.9
Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)(7)	28.2	27.8	27.8
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units (2,386,549 units)(1)		0.9	5.1
Edline, LLC	Software	Subordinated Debt (14.0%, Due 7/13)(7)	17.6	13.3	13.3
		Membership Warrants (6,447,500 units)(1)		6.0	7.5

				19.3	20.8
Evans Analytical Group, LLC (2)	Commercial Services & Supplies	Senior Debt (6.8%, Due 6/09)	25.0	24.5	24.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Exstream Holdings, Inc.	Software	Senior Debt (8.1%, Due 6/13)(7)	131.0	129.5	129.5
		Subordinated Debt (15.0%, Due 6/14)(7)	64.0	63.4	63.4
		Convertible Preferred Stock (2,666,990 shares)		267.2	267.2
		Common Stock (666,747 shares)(1)		66.7	66.7

				526.8	526.8
FAMS Acquisition, Inc.	Diversified Financial	Subordinated Debt (14.8%, Due 8/12 – 8/13)(7)	25.2	24.9	24.9
	Services	Convertible Preferred Stock (1,034,290 shares)(1)		25.1	38.4

				50.0	63.3
FCC Holdings, LLC (2)	Commercial Banks	Senior Debt (13.0%, Due 8/09)(7)	50.0	49.8	49.8
Forest Alaska Operating LLC (2)	Oil, Gas & Consumable Fuels	Senior Debt (11.8%, Due 12/11)	37.5	37.5	37.5
Formed Fiber Technologies,	Auto Components	Subordinated Debt (15.0%, Due 8/11)(6)	15.7	12.6	6.3
Inc.		Common Stock Warrants (122,397 shares)(1)		0.1	—

				12.7	6.3
FPI Holding Corporation	Food Products	Senior Debt (8.8%, Due 5/07 – 5/12)(7)	71.4	70.5	70.5
		Subordinated Debt (15.0%, Due 5/13)(7)	39.3	38.7	38.7
		Convertible Preferred Stock (26,074 shares)		30.5	30.5
		Common Stock (6,518 shares)(1)		7.0	7.0

				146.7	146.7
FreeConferenceroom.com, Inc.	Diversified	Senior Debt (11.6%, Due 4/11 – 5/11)(7)	18.7	18.5	18.5
	Telecommunication	Subordinated Debt (15.0%, Due 5/12)(6)(7)	9.6	9.2	1.7
	Services	Redeemable Preferred Stock (5,860,400 shares)(1)		9.3	—
		Convertible Preferred Stock (2,930,200 shares)(1)		1.2	—
		Common Stock (2,930,200 shares)(1)		1.2	—

				39.4	20.2
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt (10.8%, Due 4/14)	20.2	17.7	17.7
FU/WD Opa Locka, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	33.4	31.8	31.8
HMSC Corporation	Insurance	Senior Debt (10.9%, Due 10/14)(7)	3.5	3.5	3.5
HomeAway, Inc.	Diversified Consumer	Senior Debt (11.1%, Due 12/12)	88.3	87.2	87.2
	Services	Redeemable Preferred Stock (461,446 shares)		0.8	0.8
		Convertible Preferred Stock (2,310,000 shares)		12.0	12.0
		Common Stock (461,447 shares)(1)		1.0	1.0

				101.0	101.0
Hopkins Manufacturing	Auto Components	Subordinated Debt (14.8%, Due 7/12)(7)	32.7	32.4	32.4
Corporation		Redeemable Preferred Stock (3,500 shares)		5.5	5.5

				37.9	37.9
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt (11.9%, Due 4/14)	20.0	20.0	20.0
Infiltrator Systems, Inc.	Building Products	Senior Debt (12.3%, Due 10/13)(7)	52.2	51.5	51.5
Innova Holdings, Inc.	Energy Equipment &	Senior Debt (12.8%, Due 3/13)(7)	11.5	11.4	11.4
	Services	Subordinated Debt (15.0%, Due 3/14)(7)	17.2	16.9	16.9
		Convertible Preferred Stock (17,150 shares)		18.9	35.6

				47.2	63.9
Inovis International, Inc.	Software	Senior Debt (11.8%, Due 5/10)(7)	88.0	87.1	87.1
Intergraph Corporation	Software	Senior Debt (11.4%, Due 12/14)	3.0	3.0	3.0

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (10.8%, Due 12/14)(7)	12.0	12.0	12.0
Jones Stephens Corp.	Building Products	Subordinated Debt (13.5%, Due 9/13 – 9/14)(7)	22.6	22.3	22.3
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt (11.7%, Due 1/12 – 1/14 )(7)	25.6	25.3	25.3
KIK Custom Products, Inc. (3)	Household Products	Senior Debt (10.4%, Due 11/14)	22.5	22.5	22.5
LTM Enterprises, Inc.	Personal Products	Senior Debt (13.4%, Due 11/11)(7)	19.2	19.1	19.1
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt (14.0%, Due 1/13)(7)	13.9	13.7	13.7
Medical Billing Holdings, Inc.	Commercial Services &	Senior Subordinated Debt (15.0%, Due 9/13)(7)	10.2	10.1	10.1
	Supplies	Convertible Preferred Stock (15,848 shares)		16.9	24.6
		Common Stock (3,962,000 shares)(1)		3.9	5.8

				30.9	40.5
Middleton Properties II, LLC	Real Estate	Senior Debt (5.9%, Due 4/12)(7)	2.8	2.7	2.7
Milton’s Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)(7)	8.5	8.4	8.4
Mirion Technologies	Electrical Equipment	Senior Debt (10.0%, Due 5/08 – 11/11)(7)	108.9	108.1	108.7
		Subordinated Debt (15.3%, Due 9/09 – 5/12)(7)	47.9	47.5	47.5
		Convertible Preferred Stock (523,198 shares)		48.6	62.2
		Common Stock (29,422 shares)(1)		3.3	3.5
		Common Stock Warrants (266,245 shares)(1)		22.3	51.3

				229.8	273.2
Mitchell International, Inc.	IT Services	Senior Debt (10.6%, Due 3/15)	5.0	5.0	5.0
MTS Group, LLC	Textiles, Apparel & Luxury	Senior Debt (11.6%, Due 10/08 – 10/11)(7)	21.1	20.9	20.9
	Goods	Subordinated Debt (16.0%, Due 10/12)(7)	17.0	16.7	16.7
		Common Membership Units (558,214 units)(1)		0.7	0.7

				38.3	38.3
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt (11.9%, Due 9/14)(7)	53.0	52.8	52.8
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt (7.7%, Due 10/15)(7)	6.0	6.0	6.0
Nursery Supplies, Inc.	Containers & Packaging	Senior Subordinated Debt (13.0%, Due 7/08)(7)	10.2	10.1	10.1
		Junior Subordinated Debt (15.0%, Due 7/08)(6)	10.7	9.0	3.4

				19.1	13.5
Pan Am International Flight	Commercial Services &	Senior Debt (9.3%, Due 4/12)(7)	20.0	19.7	19.7
Academy, Inc.	Supplies	Senior Subordinated Debt (16.0%, Due 7/13)(7)	26.4	26.1	26.1
		Convertible Preferred Stock (9,887 shares)(1)		9.9	8.2

				55.7	54.0
PHC Acquisition, Inc.	Diversified Consumer	Subordinated Debt (14.7%, Due 3/12 – 3/13)(7)	25.3	25.0	25.0
	Services	Convertible Preferred Stock (7,872 shares)(1)		0.3	0.5
		Common Stock (635,384 shares)(1)		27.7	44.4

				53.0	69.9
PHC Sharp Holdings, Inc.	Commercial Services &	Senior Debt (11.3%, Due 12/12)(7)	14.9	14.6	14.6
	Supplies	Subordinated Debt (15.0%, Due 12/14)(7)	15.0	14.8	14.8
		Convertible Preferred Stock (240,984 shares)		3.1	3.1
		Common Stock (60,246 shares)(1)		0.7	0.7

				33.2	33.2

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Phillips & Temro Industries,	Auto Components	Senior Debt (11.8%, Due 12/10 – 12/11)(7)	23.8	23.7	23.7
Inc.		Subordinated Debt (15.0%, Due 12/12)(7)	16.9	16.9	16.9

				40.6	40.6
Preferred Development, LLC	Real Estate	Senior Debt (7.8%, Due 12/22)(7)	2.7	2.7	2.7
Roarke – Money Mailer, LLC	Media	Common Membership Units (24,500 shares)(1)		1.1	2.8
RTL Acquisition Corp.	Health Care Providers &	Subordinated Debt (14.0%, Due 2/13)(7)	16.4	16.2	16.2
	Services	Redeemable Preferred Stock (71,377shares)		9.5	9.5
		Convertible Preferred Stock (155,013 shares)(1)		7.0	10.9
		Common Stock (8,158 shares)(1)		0.4	0.2
		Common Stock Warrants (71,377 shares)(1)		3.3	4.8

				36.4	41.6
Safemark Acquisitions, Inc.	Commercial Services &	Senior Debt (11.4%, Due 7/09 – 6/10)(7)	24.8	24.5	24.5
	Supplies	Subordinated Debt (14.5%, Due 6/11 – 6/12)(7)	13.4	13.2	13.2
		Redeemable Preferred Stock (7,700 shares)(1)		4.8	0.2
		Convertible Preferred Stock (2,100 shares)(1)		0.2	—
		Preferred Stock Warrants (35,522 shares)(1)		3.6	—

				46.3	37.9
Sanda Kan (Cayman I) Holdings Company Limited (3)	Leisure Equipment & Products	Common Stock (67,973 shares)(1)		4.6	—
Sanlo Holdings, Inc.	Electrical Equipment	Common Stock Warrants (5,187 shares)(1)		0.5	0.8
Scanner Holdings Corporation	Computers & Peripherals	Senior Debt (8.8%, Due 5/13)(7)	23.8	23.4	23.4
		Subordinated Debt (14.0%, Due 5/14)(7)	20.0	19.9	19.9
		Convertible Preferred Stock (9,322 shares)		9.3	9.3
		Common Stock (93,949 shares)(1)		0.1	0.1

				52.7	52.7
SDP Consulting, Inc.	Construction & Engineering	Senior Debt (10.6%, Due 5/11 – 5/12)(7)	142.0	140.3	140.3
		Common Stock (35,000 shares)(1)		0.1	0.1

				140.4	140.4
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt (12.0%, Due 8/12 – 8/13)(7)	43.4	42.8	42.8
		Senior Subordinated Debt (15.3%, Due 8/14 – 8/15)(7)	40.4	39.9	39.9
		Convertible Preferred Stock (68,065 shares)(1)		32.8	35.3
		Common Stock (68,065 shares)(1)		—	—

				115.5	118.0
SSH Acquisition, Inc.	Commercial Services &	Senior Debt (12.4%, Due 9/12)(7)	12.5	12.4	12.4
	Supplies	Subordinated Debt (14.0%, Due 9/13)(7)	19.3	19.0	19.0
		Convertible Preferred Stock (357,700 shares)		28.1	67.9

				59.5	99.3
STB Holdings, Inc.	Commercial Services and	Subordinated Debt (14.0%, Due 6/13 – 6/14)(7)	85.8	84.7	84.7
	Supplies	Convertible Preferred Stock (92,400 shares)		100.2	102.4
		Common Stock (23,100,000 shares)(1)		23.1	25.6

				208.0	212.7
Stein World, LLC	Household Durables	Senior Debt (13.3%, Due 10/11)	8.8	8.7	8.7
		Subordinated Debt (19.3%, Due 10/12 – 10/13)(6)	26.2	22.3	0.3

				31.0	9.0

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Summit Global Logistics,	Road & Rail	Common Stock (99,690 shares)(1)		1.0	0.2
Inc (2)		Common Stock Warrants (19,800 shares)(1)		—	—

				1.0	0.2
Supreme Corq Holdings, LLC	Household Products	Senior Debt (8.8%, Due 6/09)	4.3	4.2	4.2
		Subordinated Debt (12.0%, Due 6/12)(6)	5.0	3.8	—
		Common Membership Warrants (3,359 shares)(1)		0.4	—

				8.4	4.2
Tanenbaum-Harber Co.	Insurance	Subordinated Debt (13.0%, Due 3/14)(7)	14.2	14.1	14.1
Holdings, Inc.		Redeemable Preferred Stock (338 shares)		0.4	0.4
		Common Stock (3,755 shares)(1)		—	—

				14.5	14.5
TechFin Capital Corporation	Diversified Financial Services	Convertible Preferred Stock (14,000,000 shares)(1)		17.5	17.5
Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants (792,149 shares)(1)		1.7	4.9
The Arthur Gilbert & Rosalinde Gilbert 1982 Trust	Real Estate	Senior Debt (9.5%, Due 1/17)(7)	5.8	5.8	5.8
The Tensar Corporation	Construction & Engineering	Senior Debt (12.6%, Due 4/13)(7)	82.0	80.9	80.9
		Subordinated Debt (17.5%, Due 10/13)	34.1	33.7	33.7

				114.6	114.6
TestAmerica Environmental	Commercial Services &	Senior Debt (11.8%, Due 12/11 – 12/13)(7)	25.1	24.6	24.6
Services, LLC	Supplies	Subordinated Debt (14.0%, Due 12/14)(7)	40.4	39.8	39.8
		Preferred Units (14,000,000 units)(1)		8.7	8.7
		Preferred Unit Warrants (2,400,269 units)(1)		5.7	5.7

				78.8	78.8
ThreeSixty Sourcing, Inc. (3)	Commercial Services &	Senior Debt (13.3%, Due 9/08)	5.5	5.5	5.5
	Supplies	Common Stock Warrants (35 shares)(1)		4.1	—

				9.6	5.5
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (18.3%, Due 6/15)	50.0	49.5	49.5
Trigeant, Ltd.	Oil, Gas & Consumable Fuels	Senior Debt (14.3%, Due 12/11)(7)	21.4	21.1	21.1
Tyden Caymen Holdings	Electronic Equipment &	Senior Debt (12.8%, Due 11/11)(7)	12.0	11.9	11.9
Corp.	Instruments	Subordinated Debt (13.8%, Due 5/12)(7)	14.5	14.3	14.3
		Common Stock (1,400,000 shares)(1)		1.4	3.0

				27.6	29.2
triVIN, Inc.	Commercial Services &	Senior Debt (8.9%, Due 6/12 – 6/13)	24.2	23.8	23.8
	Supplies	Subordinated Debt (15.0%, Due 6/14 – 6/15)(7)	19.0	18.8	18.8
		Convertible Preferred Stock (29,656 shares)		29.9	29.9
		Common Stock (7,588,700 shares)(1)		7.6	7.6

				80.1	80.1
TZ Holdings, Inc.	Diversified Telecommunication Services	Common Stock (12,281 shares)(1)		0.7	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
UFG Holding Corp.	Food Products	Subordinated Debt (15.0%, Due 5/15 – 5/16)(7)	53.8	53.1	53.1
		Redeemable Preferred Stock (24,737 shares)(1)		15.1	15.1
		Convertible Preferred Stock (30,921 shares)(1)		3.1	—
		Common Stock (30,921 shares)(1)		12.7	3.0

				84.0	71.2
Unique Fabricating	Auto Components	Senior Debt (14.1%, Due 2/10 – 2/12)(7)	6.2	6.1	6.1
Incorporated		Subordinated Debt (17.0%, Due 2/13)(7)	7.3	7.2	7.2
		Redeemable Preferred Stock (1,750 shares)(1)		1.8	1.8
		Common Stock Warrants (4,445 shares)(1)		0.3	0.3

				15.4	15.4
Varel Holdings, Inc.	Energy Equipment &	Senior Debt (11.5%, Due 10/11 – 3/12)(7)	56.3	55.6	55.6
	Services	Subordinated Debt (14.0%, Due 4/12)	11.0	10.1	10.1
		Common Stock Warrants (22,256 shares)(1)		0.8	0.8

				66.5	66.5
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt (9.0%, Due 12/11 – 12/12)(7)	33.1	32.6	32.6
		Subordinated Debt (13.9%, Due 12/13)(7)	10.1	10.0	8.2
		Subordinated Debt (14.2%, Due 12/13)(6)(7)	10.1	9.5	—

				52.1	40.8
Visador Holding Corp.	Building Products	Subordinated Debt (15.0%, Due 2/10)(7)	10.9	10.7	10.7
		Common Stock Warrants (4,284 shares)(1)		0.4	—

				11.1	10.7
WIL Research Holding Company, Inc.	Biotechnology	Convertible Preferred Stock (862,323 shares)		0.7	2.6
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (12.0%, Due 12/11 – 12/13)(7)	35.0	34.5	34.5
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)(7)	11.8	11.3	11.3
ZSF/WD Hammond, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)(7)	41.9	39.8	39.8
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	38.1	36.2	36.2
ZSF/WD Montgomery- 31, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)(7)	34.7	33.0	33.0
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	4.0	3.8	3.8
ZSF/WD Orlando, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)(7)	38.6	36.7	36.7
Zencon Holdings Corporation	Internet Software & Services	Senior Debt (11.3%, Due 5/13)	20.0	19.8	19.8
		Subordinated Debt (15.3%, Due 5/14)	20.1	19.9	19.9
		Convertible Preferred Stock (6,300,000 shares)		11.4	11.4

				51.1	51.1

CMBS INVESTMENTS

Banc of America Commercial Mortgage Trust 2006-3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.5%, Due 7/16 – 8/16)(7)	55.5	29.8	26.3
Banc of America Commercial Mortgage Trust 2006-4	Real Estate	Commercial Mortgage Pass-Through Certificates (5.4%, Due 9/16)(7)	13.4	11.0	13.3
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 2/17 – 11/21)(7)	76.9	36.0	30.4
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates (5.0%, Due 4/17)(7)	145.0	71.3	63.8

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Citigroup Commercial Mortgage Securites Trust 2006-C5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 11/16)(7)	11.7	9.6	11.6
Credit Suisse Commercial Mortgage Trust 2006-C5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 12/16)(7)	14.7	11.8	14.5
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 7/17)	13.2	10.3	10.3
GE Commercial Mortgage Corporation, Series 2006-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 3/16)(7)	8.9	7.3	8.9
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 5/17 -12/19)(7)	37.0	30.8	30.8
Greenwhich Capital Commercial Mortgage Trust 2007-GG9	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 2/17)(7)	25.4	20.6	25.3
GS Morgtage Securities Trust 2006-GG8	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 10/16)(7)	18.6	15.3	18.6
J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2005-LDP5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.0%, Due 12/15)(7)	136.2	78.3	79.8
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-CIBC17	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 11/16)(7)	62.1	28.1	26.1
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/15 – 5/17)(7)	16.3	13.1	15.9
J.P. Morgan-CIBC Commercial Mortgage-Backed Securities Trust 2006-RR1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 10/17 – 8/20)(7)	11.8	7.7	8.6
LB-UBS Commercial Mortgage Trust 2006-C4	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/16 – 5/21)(7)	48.5	25.7	25.7
LB-UBS Commercial Mortgage Trust 2006-C7	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 11/16)(7)	53.1	25.0	22.0
Merrill Lynch Mortgage Trust 2006-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 5/16 – 12/25)(7)	71.6	39.9	38.1
ML-CFC Commercial Mortgage Trust 2006-C2	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 6/16 – 7/17)(7)	57.5	31.8	30.6
ML-CFC Commercial Mortgage Trust 2006-C4	Real Estate	Commercial Mortgage Pass-Through Certificates (4.9%, Due 12/16)(7)	22.2	17.7	21.7
ML-CFC Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 4/17 – 4/18)(7)	56.1	30.2	27.2
Wachovia Bank Commercial Mortgage Trust, Series 2006-C23	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 2/16 – 11/28)(7)	130.0	62.5	57.4

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2006-C26	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/16 – 8/16)(7)	46.7	23.5	20.7
Wachovia Bank Commercial Mortgage Trust, Series 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 10/16)(7)	92.5	46.3	39.4
Wachovia Bank Commercial Mortgage Trust, Series 2006-C32	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 10/17)	127.1	54.7	54.7

CDO INVESTMENTS

ACAS CLO 2007-1, Ltd. (3)	Diversified Financial	Secured Notes (9.6%, Due 4/21)(7)		8.4	8.4
	Services	Subordinated Notes		25.0	25.0

				33.4	33.4
Ares VIII CLO, Ltd. (3)	Diversified Financial Services	Preference Shares (5,000 shares)		4.0	4.5
Ares IIIR/IVR CLO Ltd (3)	Diversified Financial Services	Subordinated Notes		19.1	19.1
Babson CLO Ltd. 2006-II (3)	Diversified Financial Services	Income Notes		15.3	15.3
Cent CDO 12 Limited (3)	Diversified Financial Services	Income Notes		25.0	25.0
CoLTs 2005-1 Ltd. (3)	Diversified Financial Services	Preference Shares (360 shares)		6.5	8.8
CoLTs 2005-2 Ltd. (3)	Diversified Financial Services	Preference Shares (34,170,000 shares)		32.0	32.5
Eaton Vance CDO X PLC (3)	Diversified Financial Services	Subordinated Notes		14.3	14.3
Flagship CLO V(3)	Diversified Financial Services	Subordinated Securities (15,000 shares)		14.6	13.8
LightPoint CLO IV, LTD (3)	Diversified Financial Services	Income Notes		6.3	7.3
LightPoint CLO VII, Ltd. (3)	Diversified Financial Services	Subordinated Notes		8.2	8.2
Mayport CLO Ltd. (3)	Diversified Financial Services	Income Notes		13.6	13.0
NYLIM Flatiron CLO 2006-1 LTD. (3)	Diversified Financial Services	Preference Shares (10,000 shares)		10.0	10.0
Sapphire Valley CDO I, Ltd. (3)	Diversified Financial Services	Income Notes		13.8	13.8
Vitesse CLO, Ltd. (3)	Diversified Financial Services	Preference Shares (15,00,000 shares)		14.5	13.9
ZAIS Investment Grade Limited IX (3)	Diversified Financial Services	Income Notes		13.8	13.8
Subtotal Non-Control / Non-Affiliate Investments (55% of total investment assets and liabilities at fair value)				6,261.3	6,286.6

AFFILIATE INVESTMENTS

Aptara, Inc.	IT Services	Subordinated Debt (15.5%, Due 8/09)(7)	51.6	51.1	51.1
		Convertible Preferred Stock (3,061,225 shares)(1)		10.5	15.4

				61.6	66.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Cinelease, Inc.	Electronic Equipment &	Senior Debt (11.2%, Due 3/12 – 3/13)(7)	57.3	56.7	56.7
	Instruments	Common Stock (700 shares)(1)		0.7	0.7

				57.4	57.4
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock (6,591,750 shares)(1)		3.2	3.2
CreditCards.com	Diversified Consumer	Senior Debt (11.0%, Due 6/13)(7)	130.9	129.8	129.8
	Services	Subordinated Debt (15.0%, Due 6/14)	24.0	23.8	23.8
		Common Stock (876,269 shares)(1)		1.9	8.6

				155.5	162.2
Geosign Corporation (3)	Internet Software & Services	Subordinated Convertible Debt (6.5%, Due 3/14)	49.0	49.0	49.0
		Convertible Preferred Stock (10,465,573 shares)(1)		78.4	78.4

				127.4	127.4
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock (3,880,150 shares)(1)		6.2	6.2
IS Holdings I, Inc.	Software	Senior Debt (11.6%, Due 6/14)(7)	20.0	19.8	19.8
		Redeemable Preferred Stock (2,772 shares)		2.9	2.9
		Common Stock (1,400,000 shares)(1)		—	—

				22.7	22.7
Kirby Lester Holdings, LLC	Health Care Equipment &	Senior Debt (11.8%, Due 9/10 – 9/12)(7)		10.6	10.6
	Supplies	Subordinated Debt (16.0%, Due 9/13)(7)		12.1	12.1

				22.7	22.7
Marcal Paper Mills. Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	—
		Common Stock (146,478 shares)(1)		—	—

				—	—
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock (15,086,208 shares)(1)		8.8	8.8
NBD Holdings Corp.	Diversified Financial	Senior Subordinated Debt (14.0%, Due 8/13)(7)	44.0	43.3	43.3
	Services	Convertible Preferred Stock (101,072 shares)(1)		11.2	11.2
		Common Stock (760,570 shares)(1)		0.1	0.1

				54.6	54.6
Nivel Holdings, LLC	Distributors	Senior Debt (8.6%, Due 4/11)	1.5	1.5	1.5
		Subordinated Debt (14.9%, Due 4/13 – 4/14)(7)	17.0	16.8	16.8

				18.3	18.3
NPC Holdings, Inc.	Building Products	Senior Debt (12.0%, Due 6/08 – 6/12)(7)	5.1	5.1	5.1
		Subordinated Debt (15.0%, Due 6/13)(7)	8.4	8.3	8.3
		Redeemable Preferred Stock (9,292 shares)		7.8	7.8
		Convertible Preferred Stock (9,583 shares)		1.0	1.0
		Preferred Stock Warrants (30,647 shares)(1)		3.1	2.4
		Common Stock (56 shares)(1)		—	—

				25.3	24.6
Qualitor Component Holdings,	Auto Components	Subordinated Debt (17.0%, Due 12/12)(7)	30.8	30.4	30.4
LLC		Redeemable Preferred Stock (3,150,000 shares)(1)		3.1	0.7
		Common Units (350,000 units)(1)		0.4	—

				33.9	31.1
Radar Detection Holdings	Household Durables	Senior Debt (12.6%, Due 11/12)(7)	13.0	13.0	13.0
Corp		Common Stock (48,856 shares)(1)		0.7	10.1

				13.7	23.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12)(7)	18.2	18.1	18.1
		Common Stock (7,000 shares)(1)		7.0	1.2

				25.1	19.3
Seroyal Holdings, L.P. (3)	Health Care Equipment &	Senior Debt (16.3%, Due 12/10)(7)	2.4	2.4	2.4
	Supplies	Subordinated Debt (14.5%, Due 12/11)(7)	9.4	9.0	9.0
		Redeemable Preferred Partnership Units (40,000 units)(1)		0.5	0.6
		Partnership Units (114,406 units)(1)		1.0	2.2

				12.9	14.2
Small Smiles Holding Company, LLC	Health Care Providers & Services	Subordinated Debt (14.9%, Due 9/13 – 9/14)(7)	92.5	91.3	91.3
Tymphany Corporation	Electronic Equipment & Instruments	Convertible Preferred Stock (6,306,065 shares)(1)		10.0	0.6
WFS Holding, Inc.	Software	Convertible Preferred Stock (24,500,000 shares)(1)		3.0	5.0
Subtotal Affiliate Investments (6% of total investment assets and liabilities at fair value)				753.6	759.2

CONTROL INVESTMENTS

American Capital, LLC	Capital Markets	Common Membership Interest (100% membership interest)		16.0	529.2
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock (707 shares)(1)		18.2	20.9
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest (90% of L.P.)		22.0	21.8
ACES Pipeline Holdings LLC	Oil, Gas & Consumable	Senior Debt (11.4%, Due 1/17)(7)	42.6	42.2	42.2
	Fuels	Common Membership Units (70,000 shares)(1)		55.2	55.2

				97.4	97.4
ACSAB, LLC	Oil, Gas & Consumable	Subordinated Debt (16.6%, Due 9/07 – 2/15)	47.1	46.6	46.6
	Fuels	Convertible Preferred Membership Units (30,328 units)		30.3	85.0

				76.9	131.6
Aeriform Corporation	Chemicals	Subordinated Debt (9.3%, Due 5/09)(1)	7.2	6.1	3.7
American Driveline Systems,	Commercial Services &	Subordinated Debt (14.0%, Due 8/13 – 8/14)(7)	40.7	40.2	40.2
Inc.	Supplies	Redeemable Preferred Stock (484,334 shares)		33.2	33.2
		Common Stock (154,514 shares)(1)		13.0	16.0
		Common Stock Warrants (244,205 shares)(1)		20.8	39.4

				107.2	128.8
Auxi Health, Inc.	Health Care Providers & Services	Subordinated Debt (6.0%, Due 3/09)(6)	12.9	8.0	5.3
BPWest, Inc.	Energy Equipment &	Subordinated Debt (15.0%, Due 7/12)(7)	8.4	8.3	8.3
	Services	Redeemable Preferred Stock (6,203 shares)		6.8	7.0
		Common Stock (620,362 shares)(1)		—	46.7

				15.1	62.0
Bridgeport International, LLC (3)	Machinery	Common Membership Units (100 units)(1)		2.6	—
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1.5	0.4

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
DanChem Technologies, Inc.	Chemicals	Senior Debt (11.3%, Due 12/10)	14.7	14.7	14.7
		Redeemable Preferred Stock (9,067 shares)(1)		7.6	5.6
		Common Stock (299,403 shares)(1)		1.7	—
		Common Stock Warrants (401,622 shares)(1)		2.2	—

				26.2	20.3
ECA Acquisition Holdings,	Health Care Equipment &	Senior Debt (13.4%, Due 4/10 – 4/12)(7)	19.1	18.9	18.9
Inc.	Supplies	Subordinated Debt (16.5%, Due 4/14)(7)	10.3	10.2	10.2
		Common Stock (700 shares)(1)		13.3	21.0

				42.4	50.1
eLynx Holdings, Inc.	IT Services	Senior Debt (11.5%, Due 9/09 – 9/12)(7)	18.1	17.9	17.9
		Subordinated Debt (15.0%, Due 12/10 – 12/11)(7)	9.1	9.0	9.0
		Redeemable Preferred Stock (21,114 shares)(1)		8.9	0.1
		Common Stock (11,261 shares)(1)		1.1	—
		Common Stock Warrants (131,280 shares)(1)		13.1	—

				50.0	27.0
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (12.8%, Due 5/11)(6)	9.1	8.5	7.3
		Subordinated Debt (16.8%, Due 5/12 – 5/13)(6)	12.5	10.9	—
		Convertible Preferred Stock (233,201 shares)(1)		11.4	—
		Preferred Stock Warrants (40,000 shares)(1)		—	—

				30.8	7.3
European Capital Limited (2)(3)	Diversified Financial Services	Ordinary Shares (70,824,648 shares)		904.6	1,008.7
European Touch, LTD. II	Commercial Services &	Subordinated Debt (12.4%, Due 12/08)	15.6	15.6	15.6
	Supplies	Redeemable Preferred Stock (315 shares)		0.4	0.4
		Common Stock (2,026 shares)(1)		1.1	1.0
		Common Stock Warrants (7,105 shares)(1)		3.7	3.6

				20.8	20.6
Fosbel Global Services	Commercial Services &	Senior Debt (9.5%, Due 7/10 – 7/11)(7)	36.4	35.9	35.9
(LUXCO) S.C.A (3)	Supplies	Subordinated Debt (14.9%, Due 7/12 – 7/14)(7)	33.4	33.1	33.1
		Redeemable Preferred Stock (22,153,338 shares)(1)		22.2	19.9
		Convertible Preferred Stock (1,824,393 shares)(1)		3.6	—
		Common Stock (130,313 shares)(1)		0.3	—

				95.1	88.9
Future Food, Inc.	Food Products	Senior Debt (10.3%, Due 7/10)	15.8	15.8	15.8
		Subordinated Debt (12.4%, Due 7/11 – 7/12)	14.0	12.7	12.7
		Common Stock (64,917 shares)(1)		13.0	4.5
		Common Stock Warrants (6,500 shares)(1)		1.3	0.5

				42.8	33.5
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (13.1%, Due 2/10 – 2/12)(7)	49.2	48.8	48.8
		Subordinated Debt (15.0%, Due 2/13)(7)	31.2	30.8	30.8
		Common Stock (155,513 shares)(1)		18.7	31.0

				98.3	110.6
FV Holdings Corporation	Food Products	Senior Debt (11.3%, Due 6/14)(7)	62.3	61.7	61.7
		Convertible Preferred Stock (350 shares)		17.1	17.1
		Common Stock (150 shares)(1)		7.4	7.4

				86.2	86.2

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Halex Holdings Corp.	Construction Materials	Senior Debt (12.1%, Due 7/8 – 10/8)	23.1	22.9	22.9
		Subordinated Debt (15%, Due 8/10)	14.3	13.1	13.1
		Redeemable Preferred Stock (25,773,132 shares)(1)		34.2	11.4
		Common Stock (36,338,814 shares)(1)		—	—
		Common Stock Warrants (18,750,000 shares)(1)		—	—

				70.2	47.4
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury	Senior Debt (10.7%, Due 12/10)	10.2	10.8	10.8
	Goods	Senior Debt (13.3%, Due 12/10)(6)	3.8	2.9	2.9
		Convertible Preferred Stock (10,196 shares)(1)		2.9	0.6
		Common Stock (14,250 shares)(1)		4.8	—

				21.4	14.3
Hospitality Mints, Inc.	Food Products	Senior Debt (13.3%, Due 11/10)(7)	7.3	7.2	7.2
		Subordinated Debt (12.4%, Due 11/11 – 11/12)(7)	18.5	18.3	18.3
		Convertible Preferred Stock (66,638 shares)		13.8	21.6
		Common Stock Warrants (86,817 shares)(1)		0.1	1.2

				39.4	48.3
Kingway Inca Clymer	Building Products	Subordinated Debt (12.3%, Due 4/12)(6)	0.9	0.2	0.9
Holdings, Inc.		Redeemable Preferred Stock (16,461 shares)(1)		11.5	0.7
		Common Stock (9,397 shares)(1)		—	—

				11.7	1.6
Lifoam Holdings, Inc.	Leisure Equipment &	Senior Debt (10.8%, Due 6/08 – 6/10)(7)	42.7	42.7	42.7
	Products	Senior Subordinated Debt (14.0%, Due 6/11)(7)	17.5	17.3	17.3
		Junior Subordinated Debt (15.0%, Due 6/12)(6)(7)	5.5	4.5	3.3
		Redeemable Preferred Stock (6,160 shares)(1)		4.2	—
		Common Stock (14,000 shares)(1)		1.4	—
		Common Stock Warrants (29,304 shares)(1)		2.9	—

				73.0	63.3
Logex Corporation	Road & Rail	Subordinated Debt (10.9%, Due 7/08)(6)	11.4	9.3	1.3
LVI Holdings, LLC	Commercial Services &	Senior Debt (10.8%, Due 2/10)(7)	2.8	2.7	2.7
	Supplies	Subordinated Debt (18.0%, Due 2/13)(7)	10.4	10.3	10.3

				13.0	13.0
MBT International, Inc.	Distributors	Junior Subordinated Debt (9.0%, Due 5/09)(6)	6.4	3.7	1.3
MW Acquisition Corporation	Health Care Providers &	Subordinated Debt (16.1%, Due 2/13 – 2/14)(7)	24.3	24.0	24.0
	Services	Convertible Preferred Stock (45,647 shares)		17.0	24.6
		Common Stock (61,864 shares)(1)		—	10.5

				41.0	59.1
New Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.8%, Due 7/09)	7.8	7.8	7.8
		Subordinated Debt (8.0%, Due 7/13)	0.7	0.2	0.6
		Common Stock (574,917 shares)(1)		0.1	59.2

				8.1	67.6
New Starcom Holdings, Inc.	Construction & Engineering	Senior Debt (12.3%, Due 12/08)	1.7	1.7	1.7
		Subordinated Debt (11.5%, Due 12/08 – 3/09 )(7)	10.8	9.7	9.7
		Subordinated Debt (12.5%, Due 6/09 – 12/09)(6)(7)	20.9	18.5	4.7
		Redeemable Preferred Stock (7,000 shares)(1)		6.8	7.0
		Convertible Preferred Stock (22,430 shares)(1)		8.1	—
		Common Stock (70 shares)(1)		—	—

				44.8	23.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Nspired Holdings, Inc.	Food Products	Senior Debt (9.6%, Due 12/08)	13.0	13.3	13.3
		Senior Debt (10.0%, Due 12/09)(6)	5.8	4.7	0.2
		Redeemable Preferred Stock (17,150 shares)(1)		17.2	—
		Common Stock (11,712,947 shares)(1)		3.5	—

				38.7	13.5
Oceana Media Finance, LLC	Commercial Banks	Common Membership Units (175,000 units)(1)		17.5	17.5
Paradigm Precision Holdings,	Aerospace & Defense	Senior Debt (8.8%, Due 4/13)(7)	51.6	51.0	51.0
LLC		Subordinated Debt (15.0%, Due 10/13)(7)	13.6	13.5	13.5
		Common Membership Units (574,547 units)		21.0	21.0

				85.5	85.5
PaR Systems, Inc.	Machinery	Subordinated Debt (14.9%, Due 2/10)(7)	9.1	9.0	9.0
		Common Stock (238,855 shares)(1)		0.8	6.5
		Common Stock Warrants (20,444 shares)(1)		—	0.6

				9.8	16.1
Pasternack Enterprises, Inc.	Electrical Equipment	Subordinated Debt (14.8%, Due 12/13 – 12/14)(7)	28.6	28.3	28.3
		Common Stock (69,159 shares)(1)		13.6	47.4

				41.9	75.7
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (12.3%, Due 6/12)(7)	10.0	9.9	9.9
		Subordinated Debt (14.1%, Due 6/13)(7)	23.1	22.8	22.8
		Redeemable Preferred Stock (43,547 shares)		37.4	37.4
		Common Stock (48,384 shares)(1)		4.6	0.4
		Common Stock Warrants (139,366 shares)(1)		14.0	14.9

				88.7	85.4
Precitech Holdings, Inc.	Machinery	Junior Subordinated Debt (17.0%, Due 12/12)(6)	7.5	3.4	1.3
Ranpak, Inc.	Containers & Packaging	Subordinated Debt (13.6%, Due 5/14 – 5/15)(7)	105.8	104.4	104.4
		Redeemable Preferred Stock (57,061 shares)		38.7	38.7
		Common Stock (126,797 shares)(1)		12.7	24.8
		Common Stock Warrants (379,379 shares)(1)		37.9	93.6

				193.7	261.5
Reef Point Systems, Inc.	Communications Equipment	Convertible Preferred Stock (102,824,166 shares)(1)		14.0	10.3
Resort Funding Holdings, Inc.	Diversified Financial	Senior Debt (13.3%, Due 4/10)	10.6	10.6	10.6
	Services	Common Stock (700 shares)(1)		24.0	24.0

				34.6	34.6
SAV Holdings, Inc.	Commercial Services &	Senior Debt (12.3%, Due 11/11)(7)	17.0	16.6	16.6
	Supplies	Subordinated Debt (14.0%, Due 11/12)(7)	12.4	12.2	12.2
		Redeemable Preferred Stock (18,144 shares)		20.7	20.7
		Common Stock (2,016,000 shares)(1)		2.0	50.8

				51.5	100.3
Sixnet, LLC	Electronic Equipment &	Senior Debt (12.1%, Due 6/13)(7)	31.0	30.7	30.7
	Instruments	Membership Units (339 units)(1)		1.9	6.6

				32.6	37.3
SMG Holdings, Inc.	Hotels, Restaurants &	Senior Debt (7.8%, Due 6/14)(7)	247.5	244.7	244.7
	Leisure	Subordinated Debt (12.4%, Due 6/15)(7)	112.7	111.5	111.5
		Convertible Preferred Stock (1,322,843 shares)		132.8	132.8
		Common Stock (330,711 shares)(1)		33.1	33.1

				522.1	522.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Specialty Brands of America,	Food Products	Subordinated Debt (14.0%, Due 5/14)(7)	33.1	32.8	32.8
Inc.		Redeemable Preferred Stock (146,512 shares)		8.0	8.0
		Common Stock (153,906 shares)(1)		0.5	6.1
		Common Stock Warrants (68,225 shares)(1)		6.8	9.8

				48.1	56.7
Stravina Holdings, Inc.	Personal Products	Senior Debt (11.1%, Due 7/08 – 4/11)	28.6	28.6	28.6
		Senior Debt (13.8%, Due 10/10 – 2/11)(6)	34.9	29.5	1.5
		Subordinated Debt (18.5%, Due 2/11)(6)	6.4	6.0	4.6
		Redeemable Preferred Stock (5,673,617 shares)(1)		3.8	—
		Common Stock (57,225 shares)(1)		—	—

				67.9	34.7
UFG Real Estate Holdings, LLC	Real Estate	Common Membership (70 units)(1)		3.5	3.5
Unwired Holdings, Inc.	Household Durables	Senior Debt (12.9%, Due 6/11)(6)	8.7	7.5	5.5
		Subordinated Debt (15.0%, Due 6/12 – 6/13)(6)	18.5	14.6	—
		Redeemable Preferred Stock (12,740 shares)(1)		12.7	—
		Preferred Stock Warrants (39,690 shares)(1)		—	—
		Common Stock (126,001 shares)(1)		1.2	—
		Common Stock Warrants (439,205 shares)(1)		—	—

				36.0	5.5
VP Acquisitions Holdings,	Health Care Equipment &	Subordinated Debt (14.5%, Due 10/13 – 10/14)(7)	18.8	18.5	18.5
Inc.	Supplies	Common Stock (23,750 shares)(1)		29.7	38.4

				48.2	56.9
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.6%, Due 10/09)	5.0	5.0	5.0
		Redeemable Preferred Membership Units (4,558,400 units)(1)		3.6	4.6
		Common Membership Units (33,175 units)(1)		2.3	1.6

				10.9	11.2
WIS Holding Company, Inc.	Commercial Services &	Subordinated Debt (14.8%, Due 1/14 – 1/15)(7)	96.9	95.9	95.9
	Supplies	Convertible Preferred Stock (844,618 shares)		87.6	87.6
		Common Stock (211,155 shares)(1)		21.1	21.1

				204.6	204.6
Subtotal Control Investments (38% of total investment assets and liabilities at fair value)				3,657.0	4,428.8

DERIVATIVE AGREEMENTS

Credit Suisse International	Interest Rate Swap – Pay Fixed/ Receive Floating	3 Contracts (4.8%, Expiring 8/14 – 9/15)	$140.8	$0.9	$4.5

BMO Financial Group	Interest Rate Swap – Pay Fixed/ Receive Floating	3 Contracts (5.2%, Expiring 4/17 – 5/17)	186.6	—	6.0

Bank Of America, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	2 Contracts (4.8%, Expiring 1/14 – 8/15)	57.9	0.4	1.8

Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	2 Contracts (4.8%, Expiring 1/14 – 8/19)	541.8	—	15.5

HSBC Bank USA, National Association	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (4.7%, Expiring 8/15)	36.7	0.5	1.3

Citibank, N.A.	Foreign Exchange Swap – Pay Euros / Receive GBP	1 Contract (Expiring 2/11)	—	—	0.1

Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (4.6%, Expiring 4/12)	530.0	—	11.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Citibank, N.A.	Interest Rate Swaption – Pay Floating/ Receive Fixed	1 Contract (4.6%, Expiring 4/12)	40.0	—	0.2

BMO Financial Group	Interest Rate Swaption – Pay Floating/ Receive Fixed	1 Contract (5.5%, Expiring 2/13)	22.9	—	0.1
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)				1.8	41.1
Total Investment Assets				$10,673.7	$11,515.7

DERIVATIVE AGREEMENTS

Credit Suisse International	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.8%, Expiring 6/17)	$26.1	$—	$(0.2)

Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.7%, Expiring 5/16)	4.0	—	—

HSBC Bank USA, National Association	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.5%, Expiring 1/14)	21.3	—	(0.2)

BMO Financial Group	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.5%, Expiring 2/13)	286.0	—	(2.2)

WestLB AG	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.8%, Expiring 6/17)	55.0	—	(0.5)
Total Investment Liabilities (less than 1% of total investment assets and liabilities at fair value)				$—	$(3.1)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Hopkins Manufacturing	Auto Components	Subordinated Debt (14.8%, Due 7/12)(7)	32.1	31.8	31.8
Corporation		Redeemable Preferred Stock (3,500 shares)		5.2	5.2

				37.0	37.0
HP Evenflo Acquisition Co.	Household Durables	Senior Debt (11.9%, Due 8/10)(7)	18.4	18.2	18.2
Infiltrator Systems, Inc.	Building Products	Senior Debt (12.4%, Due 10/13)(7)	52.2	51.4	51.4
Innova Holdings, Inc.	Energy Equipment &	Senior Debt (12.9%, Due 3/13)	13.5	13.3	13.3
	Services	Subordinated Debt (15.0%, Due 3/14)(7)	17.2	16.9	16.9
		Convertible Preferred Stock (17,150 shares)		18.3	26.1

				48.5	56.3
Inovis International, Inc.	Software	Senior Debt (11.8%, Due 5/10)(7)	90.0	88.9	88.9
Intergraph Corporation	Software	Senior Debt (11.4%, Due 12/14)	3.0	3.0	3.0
Johnny Appleseed’s Inc.	Internet & Catalog Retail	Subordinated Debt (14.5%, Due 2/12)(7)	18.3	18.0	18.0
Jones Stephens Corp.	Building Products	Subordinated Debt (13.5%, Due 9/13 – 9/14)(7)	22.5	22.1	22.1
Kempwood Partners, Ltd.	Real Estate	Senior Debt (6.5%, Due 5/16)(7)	1.3	1.2	1.2
Lakeshore Drive in Plaza, LLC	Real Estate	Senior Debt (6.1%, Due 4/16)(7)	1.3	1.3	1.3
LTM Enterprises, Inc.	Personal Products	Senior Debt (14.0%, Due 5/11 – 11/11)	12.5	12.4	12.4
Maritime Logistics US	Road & Rail	Common Stock (1,119,132 shares)(1)		1.0	1.0
Holdings, Inc.		Common Stock Warrants (19,800 shares)(1)		—	—

				1.0	1.0
Medical Billing Holdings, Inc.	Commercial Services &	Senior Subordinated Debt (15.0%, Due 9/13)	10.1	10.0	10.0
	Supplies	Convertible Preferred Stock (15,848 shares)		16.3	19.2
		Common Stock (3,962,000 shares)(1)		4.0	4.8

				30.3	34.0
Milton’s Fine Foods, Inc.	Food Products	Subordinated Debt (14.5%, Due 4/11)(7)	8.5	8.4	8.4
Mirion Technologies	Electrical Equipment	Senior Debt (9.9%, Due 5/08 – 11/11)(7)	113.2	112.2	112.8
		Subordinated Debt (15.1%, Due 9/09 – 5/12)(7)	47.0	46.6	46.6
		Convertible Preferred Stock (523,203 shares)		45.2	60.2
		Common Stock (29,422 shares)(1)		3.3	9.5
		Common Stock Warrants (266,245 shares)(1)		22.3	58.7

				229.6	287.8
MTS Group, LLC	Textiles, Apparel & Luxury	Senior Debt (11.8%, Due 10/08 – 10/11)(7)	19.9	19.7	19.7
	Goods	Subordinated Debt (15.0%, Due 10/12)(7)	16.7	16.4	16.4
		Common Membership Unit (558,214 units)(1)		0.7	0.7

				36.8	36.8
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt (7.7%, Due 10/15)(7)	6.1	6.1	6.1

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2006-C23	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 2/16 – 11/28)(7)	130.0	63.4	63.3
CDO INVESTMENTS
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares (5,000 shares)		4.1	4.6
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes		14.4	14.4
CoLTs 2005-1 Ltd.	Diversified Financial Services	Preference Shares (360 shares)		6.6	7.8
CoLTs 2005-2 Ltd.	Diversified Financial Services	Preference Shares (34,170,000 shares)		33.1	32.4
Flagship CLO V	Diversified Financial Services	Subordinated Securities (15,000 shares)		14.8	14.8
LightPoint CLO IV, LTD	Diversified Financial Services	Subordinated Notes		6.5	7.5
Mayport CLO Ltd.	Diversified Financial Services	Income Notes		13.1	13.1
NYLIM Flatiron CLO 2006-1 LTD.	Diversified Financial Services	Preference Shares (10,000 shares)		10.1	10.1
Vitesse CLO, Ltd.	Diversified Financial Services	Preference Shares (15,00,000 shares)		15.1	14.6
Cent CDO 12 Limited	Diversified Financial Services	Income Notes		23.8	23.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Income Notes		12.8	12.8
Subtotal Non-Control / Non-Affiliate Investments (60% of total investment assets and liabilities at fair value)				4,827.0	4,869.1

AFFILIATE INVESTMENTS

CCCI Holdings, Inc.	Diversified Consumer	Senior Debt (11.4%, Due 12/12)	75.0	73.8	73.8
	Services	Convertible Preferred Stock (876,269 shares)(1)		5.7	5.7

				79.5	79.5
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock (6,591,750 shares)(1)		3.2	3.2
IS Holdings I, Inc.	Software	Senior Debt (12.1%, Due 10/12)	8.0	7.9	7.9
		Redeemable Preferred Stock (2,772 shares)		2.8	2.8
		Common Stock (1,400,000 shares)(1)		—	—

				10.7	10.7
Kirby Lester Holdings, LLC	Health Care Equipment &	Senior Debt (11.8%, Due 9/10 – 9/12)(7)	12.2	12.0	12.0
	Supplies	Subordinated Debt (16.0%, Due 9/13)(7)	12.1	11.7	11.9

				23.7	23.9
Marcal Paper Mills, Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	—
		Common Stock (146,478 shares)(1)		—	—

				—	—

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in millions, except share data)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.

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

Note 2. Organization

We are a non-diversified, closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we invest in and sponsor management and employee buyouts, invest in private equity sponsored buyouts, provide capital directly to early stage and mature private and small public companies, invest in commercial mortgage backed securities (“CMBS”) and collateralized debt obligation (“CDO”) securities and invest in investment funds managed by us. We are also a publicly traded alternative asset manager. Our primary business objectives are to increase our taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of private and public companies with attractive current yields and/or potential for equity appreciation and realized gains and by investing in our alternative asset manager business.

We are the sole shareholder of American Capital Financial Services, Inc. (“ACFS”). Through ACFS, we provide advisory, management and other services to businesses, principally our portfolio companies. We are also the sole member of American Capital, LLC. American Capital, LLC was formed in the second quarter of 2007 as a parent holding company to hold all American Capital owned third party alternative asset fund managers. Accordingly, American Capital transferred the ownership of European Capital Financial Services (Guernsey) Limited (“ECFS”), American Capital Asset Management, LLC (“ACAM”) and American Capital Equity Management, LLC (“ACEM”) to American Capital, LLC. American Capital, LLC is treated as a portfolio company investment and carried at a fair value of $529 million on the accompanying balance sheet at June 30, 2007.

We, along with American Capital, LLC, are headquartered in Bethesda, Maryland, and have offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, Dallas, Palo Alto, London, Paris, Frankfurt and Madrid.

Note 3. Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies (the “Investment Company Guide”), we are

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

precluded from consolidating any entity other than another investment company. An exception to the guidance in the Investment Company Guide occurs if the investment company has an investment in a controlled operating company that provides services to the investment company. Our consolidated financial statements include the accounts of controlled operating companies if all or substantially all of the services provided by these operating companies are to us or to portfolio companies in which we hold substantially all of the ownership interests. ACFS is a consolidated operating company as it is considered to provide all or substantially all of its services to American Capital. If our ownership interest in a portfolio company that a consolidated operating company manages or provides services to were to decrease, the operating subsidiary may no longer be considered to provide substantially all of its services directly or indirectly to us, resulting in the deconsolidation of such operating subsidiary at that time. In addition, if a consolidated operating company were to begin providing services to third parties, the operating subsidiary may no longer be considered to provide substantially all of its services directly or indirectly to us, resulting in the deconsolidation of such operating subsidiary at that time. Our investments in other investment companies or funds are recorded as investments in the accompanying interim consolidated financial statements and are not consolidated.

During the second quarter of 2007, we transferred the ownership of our wholly-owned fund managers, ECFS, ACAM and ACEM, to American Capital, LLC, our newly created wholly-owned portfolio company, through which we conduct our third party alternative asset fund management business.

American Capital’s consolidated financial statements had previously included the accounts of ECFS as all or substantially all of ECFS’ services were provided indirectly to American Capital through European Capital Limited (“ECAS”), a controlled portfolio company in which we had a significant ownership interest. As a result of the ECAS initial public offering (“IPO”) in May 2007 (See Note 12), American Capital’s ownership interest in ECAS was diluted and ECFS was no longer considered to be providing substantially all of its services directly or indirectly to us or our portfolio companies. As a result, in accordance with our consolidation policy and GAAP, ECFS was deconsolidated prospectively during the second quarter of 2007 and was recorded at fair value on our balance sheet at June 30, 2007 as part of the fair value of American Capital, LLC, ECFS’ parent and our portfolio investment. During the second quarter of 2007, we recognized appreciation of $493 million for our investment in American Capital, LLC, the value of which primarily consists of the appreciation associated with ECFS, which was for the first time accounted for as a portfolio company at fair value. The appreciation of ECFS occurred over the period since its inception in the fourth quarter of 2005.

We also have wholly-owned affiliated statutory trusts that were established to facilitate secured borrowing arrangements whereby assets were transferred to the affiliated statutory trusts and notes were sold by the trust. These transfers of assets to the trusts are treated as secured borrowing arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and our interim consolidated financial statements include the accounts of our affiliated statutory trusts established for secured financing arrangements. We also have established trusts to fund deferred compensation plans for employees. Our interim consolidated financial statements include the accounts of these trusts. All intercompany accounts have been eliminated in consolidation.

Note 4. Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Audit and Accounting Guide for Investment Companies. SOP 07-1 addresses whether the specialized industry accounting principles of the Investment Company Guide should be retained by a parent company in consolidation. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The effective date for SOP 07-1 is the beginning of the first fiscal year beginning on or after December 15, 2007, with early application encouraged. We did not early adopt SOP 07-1. Management has not yet assessed the impact on our financial statements of adopting SOP 07-1.

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which provides that an entity should recognize a realized tax benefit associated with dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified non-vested equity shares, non-vested equity share units and outstanding share options as an increase to additional paid-in-capital (APIC). The amount recognized in APIC should be included in the APIC pool of excess tax benefits. When an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, the amount of tax benefits previously recognized in APIC should be reclassified to the income statement; however, the amount reclassified is limited to the entity’s pool of excess tax benefits. EITF 06-11 is effective prospectively for dividends declared in fiscal years beginning after December 15, 2007 and interim periods within those fiscal years with early application permitted for dividends declared in periods for which financial statements have not yet been issued. We did not early adopt EITF 06-11. Management has not yet assessed the impact on our financial statements of adopting EITF 06-11.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this statement will change current practice with respect to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We did not early adopt SFAS No. 159. Management has not yet assessed the impact on our financial statements of adopting SFAS No. 159.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We did not early adopt SFAS No. 157. Management is currently assessing the impact on our financial statements of adopting SFAS No. 157.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In May 2007, the FASB issued Staff Position, FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective with the initial adoption of FIN 48. The adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on our consolidated financial statements.

Note 5. Investments

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For securities of companies that are not publicly traded, or for which there are various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company, including any investment company that is a portfolio company, issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. For our investments in controlling interests of publicly traded equity securities, we also incorporate the closing market price of the publicly traded equity security on the valuation date as an additional valuation methodology. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

For CMBS and CDO securities, we prepare a fair value analysis which is based on third party sale offers, when available, or a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and project performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities, when available.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of June 30, 2007 and December 31, 2006, the fair value of 100% of our investments were estimated and determined in good faith by our board of directors because the investments were not publicly traded on an active market, the investments had various degrees of trading restrictions, or the investments were controlling interests in publicly traded securities.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that we are deemed to “Control”. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company or have greater than 50% representation on its board of directors. We are deemed to be an affiliate of a company in which we have invested if we own between 5% and 25% of the voting securities of such company.

Investments consist of securities issued by publicly- and privately-held companies consisting of senior debt, subordinated debt, equity warrants, preferred and common equity securities and derivative agreements. Our debt securities are payable in installments with final maturities ranging generally from 5 to 10 years and many are collateralized by assets of the borrower. We also make investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity and preferred equity and are identified in the accompanying consolidated schedule of investments. We also invest in non-investment grade CMBS and CDO securities.

As of June 30, 2007 and December 31, 2006, loans on non-accrual status were $232 million and $183 million, respectively, calculated as the cost plus unamortized OID. As of June 30, 2007 and December 31, 2006, loans, excluding loans on non-accrual status, with a principal balance of $0 million and $12 million, respectively, were greater than three months past due.

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the portfolio company’s enterprise. For investments with payment-in-kind (“PIK”) interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities. For CMBS and CDO securities, we recognize income using the effective interest method, using the anticipated yield over the projected life of the investment.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The composition summaries of our investment portfolio as of June 30, 2007 and December 31, 2006 at cost and fair value as a percentage of total investments, excluding derivative agreements, are shown in the following table:

	June 30, 2007	December 31, 2006
COST
Senior debt	33.8%	32.8%
Subordinated debt	24.4%	28.2%
Preferred equity	16.5%	15.1%
Common equity	13.8%	12.5%
CMBS securities	6.9%	6.3%
CDO securities	2.5%	2.2%
Equity warrants	2.1%	2.9%

	June 30, 2007	December 31, 2006
FAIR VALUE
Senior debt	31.1%	31.1%
Subordinated debt	21.7%	26.3%
Common equity	20.3%	15.1%
Preferred equity	15.4%	15.2%
CMBS securities	6.3%	6.1%
CDO securities	2.3%	2.2%
Equity warrants	2.9%	4.0%

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments, excluding derivative agreements. Our investments in investment funds and CDO securities are classified in the Diversified Financial Services industry category.

	June 30, 2007	December 31, 2006
COST
Diversified Financial Services	13.0%	13.2%
Commercial Services & Supplies	10.5%	14.3%
Real Estate	9.0%	6.6%
Software	6.3%	1.6%
Internet & Catalog Retail	5.2%	2.8%
Hotels, Restaurants & Leisure	5.1%	—
Food Products	4.6%	5.8%
Household Durables	4.1%	3.7%
Diversified Consumer Services	3.9%	4.0%
Healthcare Equipment & Supplies	3.6%	4.7%
Healthcare Providers & Services	3.5%	6.1%
Construction & Engineering	3.0%	3.9%
Electrical Equipment	2.9%	4.2%
Leisure Equipment & Products	2.4%	3.1%
Oil, Gas & Consumable Fuels	2.4%	1.5%
Containers & Packaging	2.3%	3.8%
Auto Components	1.8%	3.8%
Building Products	1.8%	2.8%
Internet Software and Services	1.8%	—
Computers & Peripherals	1.4%	1.2%
IT Services	1.3%	1.7%
Energy Equipment & Services	1.2%	1.5%
Electronic Equipment & Instruments	1.2%	0.8%
Pharmaceuticals	1.0%	1.5%
Personal Products	1.0%	1.2%
Aerospace & Defense	0.9%	0.1%
Construction Materials	0.6%	0.8%
Commercial Banks	0.6%	0.3%
Textiles, Apparel & Luxury Goods	0.5%	1.2%
Distributors	0.5%	0.6%
Other	2.6%	3.2%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	June 30, 2007	December 31, 2006
FAIR VALUE
Diversified Financial Services	13.1%	14.3%
Commercial Services & Supplies	10.4%	14.6%
Real Estate	8.2%	6.4%
Software	5.9%	1.6%
Internet & Catalog Retail	4.8%	2.7%
Hotels, Restaurants & Leisure	4.7%	—
Capital Market	4.6%	—
Food Products	4.0%	5.2%
Diversified Consumer Services	4.0%	4.1%
Healthcare Equipment & Supplies	3.5%	4.9%
Healthcare Providers & Services	3.5%	6.0%
Household Durables	3.5%	3.0%
Electrical Equipment	3.4%	5.0%
Oil, Gas & Consumable Fuels	2.7%	2.7%
Construction & Engineering	2.6%	3.8%
Containers & Packaging	2.4%	4.0%
Building Products	1.8%	2.7%
Leisure Equipment & Products	1.7%	2.5%
Energy Equipment & Services	1.7%	1.8%
Internet Software and Services	1.7%	0.2%
Auto Components	1.6%	3.6%
Computers & Peripherals	1.4%	1.4%
Aerospace & Defense	1.3%	0.4%
Electronic Equipment & Instruments	1.1%	0.8%
IT Services	1.0%	1.7%
Pharmaceuticals	1.0%	1.3%
Commercial Banks	0.6%	0.3%
Textiles, Apparel & Luxury Goods	0.5%	0.9%
Distributors	0.5%	0.6%
Personal Products	0.5%	0.5%
Other	2.3%	3.0%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table shows the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding CDO securities, CMBS and derivative agreements. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2007	December 31, 2006
COST
Mid-Atlantic	22.1%	17.3%
Southwest	22.0%	25.3%
Northeast	14.0%	10.9%
Southeast	13.9%	18.1%
International	12.3%	11.0%
South-Central	9.1%	9.6%
North-Central	5.8%	7.1%
Northwest	0.8%	0.7%

	June 30, 2007	December 31, 2006
FAIR VALUE
Mid-Atlantic	26.2%	17.8%
Southwest	20.2%	24.2%
Southeast	12.8%	17.4%
Northeast	12.6%	10.2%
International	12.2%	11.7%
South-Central	9.3%	10.7%
North-Central	6.0%	7.4%
Northwest	0.7%	0.6%

Note 6. Borrowings

Our debt obligations consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Secured revolving credit facility, $1,250 million commitment	$1,112	$669
Unsecured revolving credit facility, $1,565 million commitment	1,417	893
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due October 2020	75	75
Unsecured debt due February 2011	24	24
TRS Facility	294	296
ACAS Business Loan Trust 2004-1 asset securitization	398	410
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	492	—

Total	$5,371	$3,926

The daily weighted average debt balance for the three months ended June 30, 2007 and 2006 was $4,716 million and $2,679 million, respectively. The daily weighted average debt balance for the six months ended

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

June 30, 2007 and 2006 was $4,611 and $2,556, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, was 6.1% for both the three months ended June 30, 2007 and 2006, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2007 and 2006 was 5.8% and 6.0%, respectively. We are currently in compliance with all of our debt covenants.

Unsecured Revolving Facility

In May 2007, we replaced our $900 million unsecured revolving credit facility with a new $1,565 million unsecured revolving credit facility with a syndicate of lenders. The facility may be expanded through new or additional commitments up to $1,815 million in accordance with the terms and conditions set forth in the related agreement. The ability to make draws under the revolving facility expires in May 2012. Interest on borrowings under the facility is charged at either (i) LIBOR plus the applicable percentage at such time, currently 90 basis points, or (ii) the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus 50 basis points. We are also charged an unused commitment fee of 0.125%. The agreement contains various covenants, including limits on annual corporate capital expenditures, maintaining an unsecured debt rating equal or greater than BB, a minimum net worth and asset coverage ratios. As of June 30, 2007, we had an unsecured debt rating of BBB, Baa2 and BBB from Standard & Poor’s Ratings Services, Moody’s Investor Services and Fitch Ratings.

Total Return Swap Facility

In March 2007, our total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. was temporarily increased from $350 million to $500 million through May 30, 2007. On May 30, 2007, the temporary increase to $500 million was extended to the earlier of the closing of the ACAS CRE CDO fund or August 31, 2007. In July 2007, as a result of the closing of the ACAS CRE CDO fund (See Note 13) the TRS Facility was reduced to $300 million.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted net operating income per share	$153	$109	$267	$202

Numerator for basic and diluted earnings per share	$788	$290	$922	$452

Denominator for basic weighted average shares	165.1	133.3	158.9	126.6
Employee stock options and awards	3.2	0.9	3.2	0.9
Shares issuable under forward sale agreements	0.2	—	0.3	0.2

Denominator for diluted weighted average shares	168.5	134.2	162.4	127.7

Basic net operating income per common share	$0.93	$0.82	$1.68	$1.60
Diluted net operating income per common share	$0.91	$0.81	$1.64	$1.58
Basic net earnings per common share	$4.77	$2.18	$5.80	$3.57
Diluted net earnings per common share	$4.68	$2.16	$5.68	$3.54

Note 8. Segment Data

Reportable segments are identified by management based on our organizational structure and the business activities from which we earn income. We have determined that we have two primary lines of business: Investing and Asset Management and Advisory.

We derive the majority of our operating income and net operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of private and public companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management and Advisory segment provides management services to both our portfolio company investments and third party alternative asset funds. Our Asset Management and Advisory segment includes financial advisory services provided to our portfolio companies and includes both fees for portfolio company management for providing advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management and Advisory Segment also includes our third party alternative asset fund management business, which may be conducted through consolidated operating subsidiaries or wholly-owned portfolio companies. As of June 30, 2007, all of our third party alternative asset fund management services in our Asset Management and Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. Prior to the second quarter of 2007, our third party alternative asset fund management services were conducted through both ECFS, which was deconsolidated in the second quarter of 2007 (See Note 3), and wholly-owned portfolio companies. To the extent American Capital, LLC declares regular quarterly dividends of its quarterly net income to us, such dividends would be included in our Asset Management and Advisory segment as dividend income. The results for our Asset Management and Advisory segment also include the realized gain (loss) and unrealized appreciation (depreciation) of such wholly-owned portfolio companies.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for the three months ended June 30, 2007:

	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$222	$27	$249
Fee and other income	4	73	77

Total operating income	226	100	326

Interest	73	—	73
Salaries, benefits and stock-based compensation	23	44	67
General and administrative	9	13	22

Total operating expenses	105	57	162

Operating income before income taxes	121	43	164
Provision for income taxes	(4)	(7)	(11)

Net operating income	117	36	153

Net realized gain on investments	86	—	86
Net unrealized appreciation of investments	56	493	549

Net increase in net assets resulting from operations	$259	$529	$788

The following table presents segment data for the six months ended June 30, 2007:

	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$425	$29	$454
Fee and other income	6	116	122

Total operating income	431	145	576

Interest	135	—	135
Salaries, benefits and stock-based compensation	36	82	118
General and administrative	21	26	47

Total operating expenses	192	108	300

Operating income before income taxes	239	37	276
Provision for income taxes	(6)	(3)	(9)

Net operating income	233	34	267

Net realized gain on investments	99	—	99
Net unrealized appreciation of investments	63	493	556

Net increase in net assets resulting from operations	$395	$527	$922

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for the three months ended June 30, 2006:

	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$156	$—	$156
Fee and other income	4	52	56

Total operating income	160	52	212

Interest	41	—	41
Salaries, benefits and stock-based compensation	13	26	39
General and administrative	7	9	16

Total operating expenses	61	35	96

Operating income before income taxes	99	17	116
Provision for income taxes	(1)	(6)	(7)

Net operating income	98	11	109

Net realized gain on investments	21	—	21
Net unrealized appreciation of investments	160	—	160

Net increase in net assets resulting from operations	$279	$11	$290

The following table presents segment data for the six months ended June 30, 2006:

	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$288	$—	$288
Fee and other income	8	89	97

Total operating income	296	89	385

Interest	77	—	77
Salaries, benefits and stock-based compensation	20	42	62
General and administrative	13	19	32

Total operating expenses	110	61	171

Operating income before income taxes	186	28	214
Provision for income taxes	(1)	(11)	(12)

Net operating income	185	17	202

Net realized gain on investments	66	—	66
Net unrealized appreciation of investments	183	—	183
Cumulative effect of accounting change, net of tax	1	—	1

Net increase in net assets resulting from operations	$435	$17	$452

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 9. Commitments

As of June 30, 2007, we had commitments under loan and financing agreements to fund up to $623 million to 62 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

Note 10. Income Taxes

We adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. Our adoption of FIN 48 did not require a cumulative effect adjustment to the January 1, 2007 undistributed net realized earnings. We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met the recognition or measurement criteria of FIN 48. We did not have any unrecognized tax benefits as of January 1, 2007 or June 30, 2007.

Although we file federal and state tax returns, our major tax jurisdiction is federal for American Capital and ACFS. The 2003 through 2005 federal tax years for American Capital and ACFS remain subject to examination by the IRS.

Note 11. Shareholders’ Equity

Our common stock activity for the six months ended June 30, 2007 and 2006 was as follows:

	June 30, 2007	June 30, 2006
Common stock outstanding at beginning of period	147.6	118.9
Issuance of common stock	32.8	22.1
Issuance of common stock under stock option plans	0.6	0.3
Issuance of common stock under dividend reinvestment plan	0.5	0.3
Deconsolidation of stock held in ECFS deferred compensation trusts	0.7	—
Distribution of common stock held in deferred compensation trusts	0.3	—
Purchase of common stock held in deferred compensation trusts	(0.3)	(2.8)

Common stock outstanding at end of period	182.2	138.8

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Equity Offering

For the six months ended June 30, 2007 and 2006, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the six months ended June 30, 2007 and 2006:

	Shares Sold		Proceeds, Net of Underwriters’ Discount	Average Price
June 2007 public offering	15.0	(1)	$645	$43.02
June 2007 direct offering	0.2		11	46.47
Issuances under March 2007 Forward Sale Agreements	6.0		259	43.17
Issuances under January 2007 Forward Sale Agreements	2.0		88	43.84
March 2007 public offering	4.4		187	43.03
January 2007 public offering	5.2		231	44.11

Total for the six months ended June 30, 2007	32.8		$1,421	43.32

Issuance under April 2006 Forward Sale Agreements	2.5		$84	33.53
April 2006 public offering	9.8		333	33.99
February 2006 public offering	1.0		35	36.10
Issuance under January 2006 Forward Sale Agreements	4.0		137	34.31
January 2006 public offering	0.6		21	34.84
Issuances under November 2005 Forward Sale Agreements	3.5		125	35.66
Issuances under September 2005 Forward Sale Agreements	0.8		26	34.82

Total for the six months ended June 30, 2006	22.2		$761	34.28

(1)	Excludes 3.0 million shares of underwriters over-allotment of which 2.4 million shares was exercised in July 2007.

In June 2007, we entered into forward sale agreements (the “June 2007 Forward Sale Agreements”) to purchase 5.0 million shares of common stock. The 5.0 million shares of common stock were borrowed from third party market sources by the counterparties, or forward purchasers, of the June 2007 Forward Sale Agreements who then sold the shares to the public. Pursuant to the June 2007 Forward Sale Agreements, we must sell to the forward purchasers 5.0 million shares of our common stock generally at such times as we elect over a one-year period. The June 2007 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the June 2007 Forward Sale Agreements through termination in June 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $43.02 per share, which was the public offering price of shares of our common stock less the underwriting discount. The June 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.92, $0.96, $0.98 and $1.00 on each of September 7, 2007, December 7, 2007, March 7, 2008 and June 13, 2008, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The June 2007 Forward Sale Agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of June 30, 2007, there are 5.0 million shares available under the June 2007 Forward Sale Agreements at a forward price of $43.07.

As of June 30, 2007, the January 2007 and March 2007 forward sale agreements were fully settled.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 12. Investment in European Capital Limited

On May 10, 2007, ECAS closed on an IPO of 14.6 million ordinary shares (including the full exercise of the over-allotment option of 1.9 million shares) at a price of €9.84 per ordinary share for gross proceeds of approximately €144 million ($196 million). The shares are traded on the main market of the London Stock Exchange under the ticker symbol “ECAS.”

Prior to the IPO, American Capital’s investment in ECAS consisted of 52.1 million participating preferred shares and warrants held by ECFS to purchase 18.75 million participating preferred shares. Prior to the IPO, ECFS exercised its warrant to purchase 18.75 million participating preferred shares for an exercise price of €9.50 per share, or €178 million ($242 million), and assigned the shares to American Capital. As a result of the IPO, the warrant agreement was terminated, and ECFS will not receive any future warrants. The 18.75 million participating preferred shares received upon the assignment from ECFS and our existing 52.1 million participating preferred shares were redesignated as ordinary shares as part of the capital reorganization that took effect upon the closing of the IPO. Subsequent to the IPO, American Capital owns 65% of ECAS with a cost basis of $905 million and fair value of $1,009 million as of June 30, 2007.

Due to the dilution of our ownership interest in ECAS as a result of the IPO, ECFS, the investment manager of ECAS, is no longer considered to be providing substantially all of its services directly or indirectly to American Capital or its portfolio companies. As a result, in accordance with our consolidation policy and GAAP, ECFS was deconsolidated prospectively during the second quarter of 2007 and was recorded at fair value on our balance sheet at June 30, 2007 as part of the fair value of American Capital, LLC, ECFS’ parent and our portfolio investment. During the second quarter of 2007, we recognized appreciation of $493 million for our investment in American Capital, LLC, the value of which primarily consists of the appreciation associated with ECFS, which was for the first time accounted for as a portfolio company at fair value. The appreciation of ECFS occurred over the period since its inception in the fourth quarter of 2005.

In addition, as part of the IPO, ECFS’ existing investment management agreement and services agreement with ECAS was terminated and ECFS and ECAS entered into a new investment management agreement to provide investment advisory and management services. Under the terms of the new investment management agreement, ECFS will receive an annual management fee equal to 2% of the weighted average monthly consolidated gross asset value of all the investments of ECAS, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10% and 20% of the net earnings thereafter, and certain expense reimbursements not to exceed a cap of 0.25% per year of the weighted average monthly consolidated gross asset value of the all investments of ECAS.

In connection with the termination of the old management agreement, ECFS received a €10 million ($13 million) cash termination payment. In addition, prepaid management fees paid to ECFS under the old investment management agreement of €6 million ($8 million) related to prepaid cost reimbursements were accounted for as an additional termination fee. These amounts were recorded as deferred revenue by American Capital, LLC, the parent of ECFS, and are being amortized into income by American Capital, LLC over four years, the minimum service period required by ECFS under the new investment management agreement. It is expected that American Capital, LLC will declare a quarterly dividend of its quarterly net income to us, which will include the amortization of this deferred revenue.

Note 13. Subsequent Events

Public Debt Offering

In July 2007, we closed on a public offering of $550 million of senior unsecured notes for net proceeds of $547 million, net of underwriters’ discounts. The notes bear interest at a fixed rate of 6.85% and mature in

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

August 2012. Interest payments are due semiannually on February 1 and August 1 and all principal is due on maturity. The notes were rated Baa2, BBB and BBB by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings. If the ratings of the notes from at least two of the rating agencies are decreased, the interest rate on the notes would increase by 25 basis points for each rating decrease up to a maximum of 100 basis points. If at least two of the rating agencies then subsequently increase the ratings of the notes, the interest rate on the notes would decrease by 25 basis points for each rating increase not to fall below the initial interest rate of 6.85%. The indenture contains various covenants, including a covenant that we will maintain an asset coverage, as defined in the 1940 Act, of at least 200%. The notes may be redeemed by us in whole or in part, together with an interest premium, as stipulated in the note agreement.

ACAS CRE CDO

In July 2007, we sold our investments in 121 subordinated tranches of bonds in 22 CMBS trusts to ACAS CRE CLO 2007-1 Ltd. (“ACAS CRE CDO”), a new commercial real estate collateralized debt obligation trust. Our cost basis in the CMBS bonds sold to ACAS CRE CDO was approximately $642 million with a principal balance of $1.2 billion, and we expect to record a realized loss of approximately $28 million in the third quarter of 2007 related to this transaction. We recorded an $8 million gain on the termination of related interest rate derivative swaps in the second quarter of 2007. Third party investors in the ACAS CRE CDO purchased AAA through A- bonds for a total purchase price of $411 million with a principal balance of $412 million. We purchased investment grade, non-investment grade and preferred shares of the ACAS CRE CDO for a total purchase price of $215 million with a principal balance of $763 million. American Capital CRE Management, LLC, a wholly-owned subsidiary of American Capital, LLC, manages ACAS CRE CDO in exchange for an annual senior management fee of 7.5 basis points and a subordinate fee of 7.5 basis points.

Securitization

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Through February 2008, BLT 2007-2 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2007-2 Notes. After such time, principal payments on the 2007-2 Notes will generally be applied pro rata to each class of 2007-2 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes, the Class E notes and the Class F notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The notes are secured by loans to from our portfolio companies with a principal balance of approximately $500 million. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have greater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value, and a change in estimate could affect our net asset value; (iv) our investments in securities of privately held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless we maintain an asset coverage of at least 200%, which may affect returns to our stockholder; (xii) we may fail to continue to qualify for our pass-through treatment as a RIC, which could have an affect on stockholder return; (xiii) our common stock price may be volatile; (xiv) our strategy of becoming an asset manager of funds of private assets may not be successful and therefore have a negative impact on our results of operation; and (xv) general business and economic conditions and other risk factors described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

We are the only alternative asset management company in the S&P 500. With $16 billion in assets under management(1), as of June 30, 2007 we are the largest U.S. publicly traded private equity fund and one of the largest publicly traded alternative asset managers. We, both directly and through our global asset management business, are an investor in management and employee buyouts, private equity buyouts, and early stage and mature private and public companies. American Capital and its affiliates invest from $5 million to $800 million per company in North America and €5 million to €500 million per company in Europe.

American Capital Fund

As a business development company, we provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We invest in and sponsor management and employee buyouts, invest in private equity sponsored buyouts, provide capital directly to early stage and mature private and small public companies, invest in CMBS and CDO securities and invest in investment funds managed by us. We provide senior debt, mezzanine debt and equity to fund buyouts, growth, acquisitions and recapitalizations. We also provide capital directly to private and small public companies for buyouts, growth, acquisitions and recapitalizations.

We seek to be a long-term partner with our portfolio companies. As a long-term partner, we will invest capital in a portfolio company subsequent to our initial investment if we believe that it can achieve appropriate returns for our investment. Add-on financings fund (i) strategic acquisitions by the portfolio company of either a complete business or specific lines of a business that are related to the portfolio company’s business,

(1)

Prior to June 30, 2007, we calculated our assets under management excluding our investments in third party funds that we manage. Currently, we calculate assets under management including our investments in third party funds that we manage.

(ii) recapitalization at the portfolio company, (iii) growth at the portfolio company such as product development or plant expansions, or (iv) working capital for portfolio companies, sometimes in distressed situations, that need capital to fund operating costs, debt service, or growth in receivables or inventory.

Our new investments during the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
American Capital Sponsored Buyouts	$1,458	$902	$1,917	$1,307
Financing for Private Equity Buyouts	804	109	957	124
Direct Investments	378	6	559	18
CMBS Investments	126	144	255	217
CDO Investments	55	25	87	59
Add-On Financing for Acquisitions	205	241	262	381
Add-On Financing for Recapitalizations	202	142	272	150
Add-On Financing for Growth	—	—	4	2
Add-On Financing for Working Capital	10	—	18	8
Add-On Managed Funds	242	—	242	—
Add-On Financing for Working Capital in Distressed Situations	15	2	17	2

Total	$3,495	$1,571	$4,590	$2,268

We received cash proceeds from realizations and repayments of portfolio investments, excluding repayments of bridge notes and accrued PIK interest from ECAS, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Principal Prepayments	$524	$131	$629	$337
Senior Loan Syndications	226	67	651	110
Scheduled Principal Amortization	18	14	35	28
Payment of Accrued PIK Interest and Dividends and Original Issue Discounts	31	6	34	12
Sale of Equity Investments	185	40	205	139

Total	$984	$258	$1,554	$626

Public Manager of Funds of Alternative Assets

We are a leading global alternative asset manager of third party funds. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we also manage European Capital Limited (“ECAS”), American Capital Equity I, LLC (“ACE I”), ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”) and ACAS CLO 2007-2, Ltd. (“ACAS CLO-2”). We manage these funds either through our consolidated operating subsidiary or through our wholly-owned portfolio companies. We refer to the asset management business throughout this report to include the asset management activities conducted by both our consolidated operating subsidiary and our wholly-owned alternative asset fund management portfolio companies. As of June 30, 2007, all of our third party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC.

As of June 30, 2007, our assets under management totaled $16.0 billion, including $3.9 billion under management in the above third party funds. As of June 30, 2007, our capital resources under management totaled $16.8 billion, including $4.1 billion under management in the above third party funds.

Through our asset management business, our alternative asset management portfolio companies earn base management fees based on the size of our funds and incentive income based on the performance of our funds. In addition, we may invest directly into our alternative asset funds and earn investment income from our investments in those funds. We intend to grow our existing funds, while continuing to create innovative products to meet the increasing demand of sophisticated investors for superior risk-adjusted investment returns.

The following table sets forth certain information with respect to our funds under management as of June 30, 2007.

	American Capital	ECAS	ACE I	ACAS CLO-1	ACAS CLO-2
Fund type	Public Alternative Asset Manager & Fund	Public Fund—London Stock Exchange	Private Fund	Private Fund	Private Fund
Established	1986	2005	2006	2006	2007
Assets under management	$12.1 Billion(1)	$1.6 Billion(2)	$1.1 Billion	$0.4 Billion	$0.1 Billion
Investment types	Senior & Subordinated Debt, Equity, CMBS & CDO	Senior & Subordinated Debt & Equity	Equity	Senior Debt	Senior Debt
Capital type	Permanent	Permanent	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in third party funds that we manage.
(2)	ECAS total assets as of December 31, 2006.

ECAS, a fund incorporated in Guernsey, was initially a private equity fund established in 2005 that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. On May 10, 2007, ECAS closed on an initial public offering (“IPO”) of ordinary shares, and the ordinary shares were admitted to the Official List of the U.K. Financial Services Authority and to trading on the main market of the London Stock Exchange under the ticker symbol “ECAS.” ECAS is managed by European Capital Financial Services (Guernsey) Limited (“ECFS”), which is wholly-owned by our portfolio company, American Capital, LLC. ECFS earns a base management fee of 2.0% of ECAS’ assets and receives 20% of net profits of ECAS, subject to certain hurdles.

ACE I is a private equity fund with $1 billion of equity commitments established in 2006. ACE I co-invests with American Capital in an amount equal to 30% of our future equity investments until the remaining commitment is exhausted. As of June 30, 2007, ACE I had $11 million of unfunded equity commitments outstanding. American Capital Equity Management, LLC (“ACEM”), which is wholly-owned by American Capital, LLC, manages ACE I in exchange for a 2% base management fee on the net cost basis of ACE I’s assets and receives 10% to 30% of net profits of ACE I, subject to certain hurdles.

ACAS CLO-1, a fund that was established in 2006, invests in middle market senior loans. ACAS CLO-1 was initially in a “warehouse stage” and completed a $400 million securitization in April 2007. We purchased 55% of the BB rated notes and 70% of the non-rated subordinated notes in ACAS CLO-1 for a total purchase price of $33 million. American Capital Asset Management, LLC (“ACAM”), which is wholly-owned by American Capital, LLC, is the manager of ACAS CLO-1. ACAM earns a base management fee of 0.68% of ACAS CLO-1’s assets and receives 20% of net profits of ACAS CLO-1, subject to certain hurdles.

ACAS CLO-2 is a fund in a “warehouse stage” as of June 30, 2007 that invests in broadly syndicated and middle market senior loans. The fund is expected to complete a securitization at the end of 2007 or early 2008. ACAM is the manager of ACAS CLO-2 during the “warehouse” stage and we expect ACAM to remain the manager post-securitization, subject to consent of the lenders. The management fees earned by ACAM during the warehouse stage are not significant. We currently have no investment in the warehouse but may invest in the non-rated equity tranche of ACAS CLO-2 upon its securitization.

Our Structure

We consolidate a company that manages a fund if it is determined that all or substantially all of the services being provided to the fund are also being indirectly provided to American Capital through our ownership interest in the fund. We do not consolidate a company that manages a fund if it does not provide all or substantially all of its services directly or indirectly to American Capital or its portfolio companies, and such non-consolidated companies are recorded as portfolio company investments at fair value on our consolidated balance sheet. We expect that these portfolio companies will pay dividends to us each quarter to the extent of their net income, if any. American Capital employees provide services to these portfolio companies to enable them to carry out their asset management responsibilities in return for a fee based on the cost of the services provided.

During the second quarter of 2007, we formed a parent holding company, American Capital, LLC, to hold all American Capital owned third party alternative asset fund managers. Accordingly, American Capital transferred the ownership of ECFS, ACAM and ACEM to American Capital, LLC. American Capital, LLC is treated as a portfolio company investment and carried at a fair value of $529 million on the accompanying balance sheet at June 30, 2007.

We expect to continue to develop our asset management business as a publicly traded manager of funds of alternative assets. Our corporate development team and marketing department conduct market research and due diligence to identify industry and geographic sectors of alternative assets that have attractive investment attributes and where we can create an alternative asset fund with attractive return prospects. In addition to alternative asset funds focused on a specific industry or geographic location, we will also identify potential alternative asset funds that will invest in a specific security type such as first lien debt, second lien debt, real estate loans or equity securities. We would expect to enter into asset management agreements with the alternative asset funds through our wholly-owned portfolio company, American Capital, LLC.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

Results of Operations

Our consolidated financial performance, as reflected in our interim consolidated statements of operations, consists of three primary elements. The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from portfolio company management, asset management, financing and transaction structuring activities, less our operating expenses and provision for income taxes. The second element is “Net realized gain (loss) on investments,” which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets and periodic settlements of derivatives. The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair value of our investments and the change in the estimated fair value of the future payment streams of our interest rate derivatives, at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. Our net realized earnings is comprised of our net operating income and net realized gain (loss) on investments.

The consolidated operating results for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating income	$326	$212	$576	$385
Operating expenses	162	96	300	171

Operating income before income taxes	164	116	276	214
Provision for income taxes	(11)	(7)	(9)	(12)

Net operating income	153	109	267	202

Net realized gain on investments	86	21	99	66
Net unrealized appreciation of investments	549	160	556	183

Net increase in net assets resulting from operations before cumulative effect of accounting change	788	290	922	451
Cumulative effect of accounting change, net of tax	—	—	—	1

Net increase in net assets resulting from operations	$788	$290	$922	$452

Net Operating Income

Operating Income

For the three months ended June 30, 2007, operating income increased $114 million, or 54%, over the three months ended June 30, 2006. For the six months ended June 30, 2007, operating income increased $191 million, or 50%, over the six months ended June 30, 2006.

We have two primary lines of business: Investing and Asset Management and Advisory. We derive the majority of our operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of private and public companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management and Advisory segment provides management services to both our portfolio company investments and third party alternative asset funds. Our Asset Management and Advisory segment includes financial advisory services provided to our portfolio company investments and includes both fees for middle market portfolio company management for providing advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management and Advisory Segment also includes our third party alternative asset fund management business, which may be conducted through consolidated operating subsidiaries or wholly-owned portfolio companies. In general, a controlled operating subsidiary that manages a third party alternative asset fund would be consolidated if American Capital owned a significant interest in such fund as the controlled operating subsidiary would be considered to be providing substantially all of its services to American Capital. As of June 30, 2007, all of our third party alternative asset fund management services in our Asset Management and Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. Prior to the second quarter of 2007, our third party alternative asset fund management services were conducted through both ECFS, which was deconsolidated in the second quarter of 2007 (See Note 3 to our consolidated financial statements), and wholly-owned portfolio companies. We expect American Capital, LLC to declare regular quarterly dividends of its quarterly net income to us that would be included in our Asset Management and Advisory segment as dividend income.

The following is a summary of our operating income by segment for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Investing	Asset Management and Advisory	Consolidated	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$222	$27	$249	$156	$—	$156
Fee and other income	4	73	77	4	52	56

Total operating income	$226	$100	$326	$160	$52	$212

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Investing	Asset Management and Advisory	Consolidated	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$425	$29	$454	$288	$—	$288
Fee and other income	6	116	122	8	89	97

Total operating income	$431	$145	$576	$296	$89	$385

Investing

Operating income from our Investing segment consisted of the following for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income on debt securities	$180	$123	$342	$234
Interest income on bank deposits	2	1	4	3
Dividend income on equity securities	40	32	79	51
Prepayment fees	2	1	3	4
Other fees	2	3	3	4

Total operating income	$226	$160	$431	$296

Interest income on debt securities increased by $57 million, or 46%, and $108 million, or 46%, for the three and six months ended June 30, 2007, respectively, over the comparable periods in 2006 primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average effective interest rate on our debt investments. Dividend income on equity securities increased by $8 million, or 25%, and $28 million, or 55%, for the three and six month ended June 30, 2007, over the comparable periods in 2006 primarily due to an increase in our equity investments. The following table summarizes selected data for our debt and equity investments, at cost, for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Daily weighted average effective interest rate on debt investments, excluding interest rate swaps	11.7%	12.6%	11.8%	12.7%
Daily weighted average effective interest rate on debt investments, including interest rate swaps	12.2%	12.8%	12.2%	12.8%
Daily weighted average debt investments	$6,165	$3,938	$5,828	$3,721
Senior loans as a % of debt investments as of period end	51.9%	45.9%	51.9%	45.9%
CMBS investments as a % of debt investments as of period end	10.6%	6.7%	10.6%	6.7%
CMBS investments as a % of investments	6.9%	4.3%	6.9%	4.3%
Average monthly one-month LIBOR rate	5.3%	5.2%	5.3%	4.9%

Daily weighted average effective yield on equity investments(1)	5.1%	6.8%	5.5%	5.3%
Daily weighted average equity investments	$3,078	$1,879	$2,879	$1,915

Daily weighted average effective interest rate on debt and equity investments, excluding interest rate swaps(1)	9.5%	10.9%	9.7%	10.2%
Daily weighted average effective interest rate on debt and equity investments, including interest rate swaps(1)	9.9%	10.7%	10.0%	10.2%
Daily weighted average debt and equity investments	$9,243	$5,817	$8,707	$5,636

(1)	Excludes our equity investment in third party alternative asset fund manager portfolio companies.

The daily weighted average effective interest rate on debt investments, including CMBS, for the three and six months ended June 30, 2007 decreased 90 basis points for each period, excluding interest rate swaps, due primarily to an (i) increase in our investment in CMBS securities, (ii) an increase in total senior loans as a percentage of our total loan portfolio, and (iii) a contraction of the spreads over LIBOR for our new loan originations over the past 12 months. However, we expect spreads over LIBOR for our new originations to widen for the third quarter of 2007.

Including the impact of interest rate swaps, our daily average effective interest rate on debt investments decreased 60 basis points for both the three and six months ended June 30, 2007. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133. Under GAAP, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. In the three months ended June 30, 2007 and 2006, the total interest benefit of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $8 million and $2 million, respectively. In the six months ended June 30, 2007 and 2006, the total interest benefit of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $11 million and $1 million, respectively. The increase in our interest benefit from our interest rate derivative agreements is due primarily to the increase in the average LIBOR rate.

The daily weighted average yield on equity investments decreased 170 basis points in the three months ended June 30, 2007, primarily due to an additional $9 million of dividend income in the second quarter of 2006 from a preferred stock investment in one portfolio company as a result of an increase in the probability of collection. The daily weighted average yield on equity investments increased 20 basis points in the six months ended June 30, 2007. For the three and six months ended June 30, 2007, we recorded $9 million and $24 million of dividend income, respectively, from our equity investment in ECAS.

Asset Management and Advisory

Operating income from our Asset Management and Advisory segment consisted of the following for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend income from alternative asset fund management portfolio companies	$27	$—	$29	$—
Loan financing fees	21	8	27	11
Equity financing fees	20	12	29	18
Transaction structuring fees	17	16	21	30
Fund Asset management fees and reimbursements	5	9	22	16
Portfolio Company Advisory and administrative fees	7	6	13	12
Other	3	1	4	2

Total operating income	$100	$52	$145	$89

Each quarter, our wholly-owned alternative asset fund management portfolio companies declare a dividend of their quarterly net income to us. During the second quarter of 2007, all of our wholly-owned alternative asset fund management portfolio companies, including ECFS, were transferred to our portfolio company, American Capital, LLC. The net income of American Capital, LLC is comprised of the base management fees and carried interest it earned less the operating expenses it incurred for providing the alternative asset fund management services. For the three and six months ended June 30, 2007, dividend income from alternative asset fund management portfolio companies was $27 million and $29 million, respectively.

Prior to the second quarter of 2007, ECFS was a consolidated operating subsidiary that earned asset management fee and expense reimbursement revenue. For the three and six months ended June 30, 2006, the asset management fee and reimbursement revenues related to ECFS were $9 million and $16 million, respectively. For the six months ended June 30, 2007, the asset management fee and reimbursement revenue earned by ECFS was $15 million. There were no asset management fee and reimbursements revenue related to ECFS in our fee income as it was deconsolidated in the second quarter of 2007. All fee income earned by ECFS in the second quarter of 2007 is included in our dividend income from alternative asset fund management portfolio companies. The remaining asset management fee and reimbursement revenue represents fees for providing advisory and administrative services to our alternative asset fund management portfolio companies.

Loan financing fees for the three and six months ended June 30, 2007 increased $13 million, or 163%, and $16 million, or 145%, respectively, over the comparable periods in 2006. The increase in the loan financing fees was attributable to an increase in new debt investments of $1,380 million and $1,721 million in the three and six months ended June 30, 2007 and 2006, respectively, over the comparable periods in 2006. The loan financing fees were 0.9% and 0.8% of loan originations in the three and six months ended June 30, 2007 and 2006, respectively. Loan fees we receive that are representative of additional yield are deferred as a discount and accreted into interest income and are not recorded as fee income.

Equity financing fees for the three and six months ended June 30, 2007 increased $8 million and $11 million, respectively, over the comparable periods in 2006. The increase in equity financing fees was attributable to an increase in new equity investments of $523 million and $526 million for the three and six month periods ended June 30, 2007, respectively, over the comparable periods in 2006. Equity financing fees were 3.2% and 3.3% of equity financing in the three months ended June 30, 2007 and 2006, respectively, and 3.3% and 3.0% in the six months ended June 30, 2007 and 2006, respectively.

In the three months ended June 30, 2007, we recorded $17 million in transaction structuring fees for nine American Capital sponsored buyout investments and one add-on financing for acquisitions totaling $1,458 million of American Capital financing. In the same period in 2006, we recorded $16 million in transaction structuring fees for six buyout investments and one add-on financings for acquisitions totaling $907 million of American Capital financing. The transaction structuring fees were 1.1% and 1.8% of American Capital financing in the three months ended June 30, 2007 and 2006, respectively. In the six months ended June 30, 2007, we recorded $21 million in transaction structuring fees for 14 American Capital sponsored buyout investments totaling $1,917 million of American Capital financing. In the same period in 2006, we recorded $30 million in transaction structuring fees for 11 buyout investments and two add-on financings for acquisitions totaling $1,432 million of American Capital financing. The transaction structuring fees were 1.1% and 2.1% of American Capital financing in the first six months of 2007 and 2006, respectively.

        Operating Expenses

Operating expenses for the three months ended June 30, 2007 increased $66 million, or 69%, over the comparable period in 2006. For the six months ended June 30, 2007 operating expenses increased $129 million, or 75%, over the comparable period in 2006. Our operating leverage was 2.5% and 2.2% for the three months ended June 30, 2007 and 2006, respectively. Our operating leverage was 2.0% for both the six months ended June 30, 2007 and 2006, respectively. Operating leverage is our annualized operating expenses, excluding stock-based compensation, interest expense and operating expenses reimbursed under management agreements, divided by our total assets at period end.

Interest Expense

Interest expense for the three and six months ended June 30, 2007 increased $32 million, or 78% and $58 million, or 75%, respectively, over the comparable periods in 2006. The increase in interest expense for the three months ended June 30, 2007 is due to an increase in our weighted average borrowings from $2,679 million in the three months ended June 30, 2006 to $4,716 million in the comparable period in 2007. The increase in interest expense for the six months ended June 30, 2007 is due to an increase in our weighted average borrowings from $2,556 million in the six months ended June 30, 2006 to $4,611 million in the comparable period in 2007. The weighted average interest rate on all of our borrowings was 6.1% for both the three months ended June 30, 2007 and 2006, respectively. The weighted average interest rate on all of our borrowings for the six months ended June 30, 2007 and 2006 was 5.8% and 6.0%, respectively.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Salaries	$50	$27	$76	$42
Benefits	4	3	10	6
Stock-based compensation	13	9	32	14

Total salaries, benefits and stock-based compensation	$67	$39	$118	$62

The increase in salaries, benefits and stock-based compensation is due to (i) an increase in employees, (ii) annual salary rate increases, and (iii) additional stock-based compensation primarily from our incentive bonus plan. Our number of employees increased 45% from 380 at June 30, 2006 to 550 at June 30, 2007 excluding employees at American Capital LLC of 82 and 37 at June 30, 2007 and 2006, respectively. The increase in the number of employees is due to our growth; we have added investment professionals and administrative staff as we continue to build our investment platform and our asset management business, including the opening of new offices and expansion of existing offices.

Salaries increased from $26 million in the three months ended March 31, 2007 to $50 million in the three months ended June 30, 2007. This increase was primarily due to increased incentive compensation to our employees and an increase in the number of employees from 476 at March 31, 2007 to 550 at June 30, 2007, excluding employees at ECFS, partially offset by the deconsolidation of ECFS during the second quarter of 2007.

Benefits and stock-based compensation decreased $2 million and $6 million for the three months ended June 30, 2007, respectively, compared to the three months ended March 31, 2007. This decrease was primarily due to the deconsolidation of ECFS during the second quarter of 2007.

In 2006, we established an incentive bonus plan, which is a non-qualified deferred compensation plan for the purpose of granting bonus awards to our employees. A trust having segregated accounts for each employee was established as required by the plan. Cash bonus awards under the plan are determined by our Compensation and Corporate Governance Committee and are contributed to the trust. The trust invests the cash bonus awards in our common stock by purchasing shares of our common stock on the open market. The awards under the plan are accounted for as a grant of unvested stock. We record stock-based compensation expense based on the cash bonus award invested in our stock. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the three months ended June 30, 2007 and 2006, we recorded $8 million and $4 million, respectively, of stock-based compensation related to the incentive bonus plan. During the six months ended June 30, 2007 and 2006, we recorded $20 million and $5 million, respectively, of stock-based compensation related to the incentive bonus plan. We also have stock option plans, which provide for the granting of options to employees and non-employee directors to purchase shares of our common stock at a price of not less than the fair market value of the common stock on the date of grant. During the three months ended June 30, 2007 and 2006, we recorded $5 million of stock-based compensation related to stock options. During the six months ended June 30, 2007 and 2006, we recorded $12 million and $9 million, respectively, of stock-based compensation related to stock options.

General and Administrative Expenses

General and administrative expenses increased from $16 million in the three months ended June 30, 2006 to $22 million in the comparable period in 2007. General and administrative expenses increased from $32 million in the six months ended June 30, 2006 to $47 million in the comparable period in 2007. The increase is due primarily to additional overhead attributable to the increase in the number of employees and the opening of new offices and expansion of existing offices, including higher employee recruiting costs and rent expense, as well as higher legal and board of director fees.

General and administrative expenses decreased from $25 million in the three months ended March 31, 2007 to $22 million in the three months ended June 30, 2007. The decrease is primarily due to the deconsolidation of ECFS during the second quarter of 2007.

Provision for Income Taxes

We operate to qualify to be taxed as a regulated investment company, or a RIC, as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. We have distributed and currently intend to distribute sufficient dividends to eliminate investment company taxable income. However, we are subject to a nondeductible federal excise tax of 4% on our undistributed investment company taxable income if we do not distribute at least 98% of our investment company ordinary taxable income in any calendar year, 98% of our capital gain net income for each one-year period ending on October 31 and any shortfall in distributing taxable income from the prior calendar year. As of December 31, 2006, we retained $101 million of our cumulative undistributed investment company taxable income that is subject to federal excise tax. For the three and six months ended June 30, 2007, we accrued a federal excise tax of $5 million and $6 million, respectively, which is included in our provision for income taxes. For the six months ended June 30, 2006, we accrued a federal excise tax of $1 million included in our provision for income taxes.

Our taxable operating subsidiary, ACFS, is subject to corporate level federal, state and local income tax. For the three months ended June 30, 2007, ACFS recorded a tax provision of $7 million compared to a tax provision of $6 million for the three months ended June 30, 2006. The increase in the tax provision is attributable to an increase in taxable income earned from operations. For the six months ended June 30, 2007, ACFS recorded a tax provision of $3 million compared to a tax provision of $11 million for the six months ended June 30, 2006. The decrease in the tax provision is due to a decrease in taxable income earned from operations.

Net Realized Gain (Loss) on Investments

Our net realized gain (loss) for the three and six months ended June 30, 2007 and 2006 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
EAG Acquisition, LLC	$50	$—	$50	$—
The Hygenic Corporation	22	—	22	—
Ranpak, Inc.	19	—	19	—
Consolidated Utility Services, Inc.	—	—	7	—
3SI Acquisition Holdings, Inc.	1	—	1	27
ASC Industries, Inc.	—	25	—	25
Network for Medical Communication & Research, LLC	—	—	—	22
PaR Nuclear Holdings, Inc.	—	5	—	5
Other, net	16	2	26	12

Total gross realized portfolio gains	108	32	125	91

Logex Corporation	(21)	—	(21)	—
American Decorative Surfaces International, Inc.	—	—	—	(16)
UAV Corporation	—	(15)	—	(15)
Other, net	(10)	—	(17)	—

Total gross realized portfolio losses	(31)	(15)	(38)	(31)

Total net realized portfolio gains	77	17	87	60
Interest rate derivative periodic interest settlements, net	1	1	4	1
Interest rate derivative termination settlements, net	8	3	8	5

Total net realized gains	$86	$21	$99	$66

In the second quarter of 2007, a newly formed holding company, EAG Limited, closed on an initial public offering and began trading on the London Stock Exchange. As part of the offering, we sold all our shares in our portfolio company, EAG Acquisition, LLC, for proceeds of $55 million and received full repayment of our $104 million senior and subordinated debt investment. We realized a total gain of $50 million offset by a reversal of unrealized appreciation of $26 million.

In the second quarter of 2007, we received full repayment of our remaining $18 million senior debt investment in The Hygenic Corporation and sold all of our equity interests for $22 million in proceeds realizing a total gain of $22 million offset by a reversal of unrealized appreciation of $22 million. The gain that we recognized included escrowed proceeds that we expect to receive of $1 million.

In the second quarter of 2007, our portfolio company Ranpak, Inc. recapitalized its balance sheet that included a partial redemption of its redeemable preferred stock. As part of the recapitalization, we received $71 million in proceeds for the partial redemption of our preferred stock investment in Ranpak Inc, including the full repayment of related accrued dividends, realizing a gain of $19 million.

In the second quarter of 2007, the operating assets of Logex Corporation were sold pursuant to an asset purchase and sale agreement. We received cash proceeds from the sale of the operating assets as partial payment on our subordinated debt investments and expect to receive additional payments on our subordinated debt investments from sale proceeds held in escrow. We deemed our equity investments and subordinated debt investments that will not be repaid with any of the sale proceeds held in escrow, as worthless and wrote off the securities realizing a loss of $21 million offset by a reversal of unrealized depreciation of $21 million.

In the first quarter of 2006, we received full repayment of our remaining $40 million subordinated debt investment in 3SI Acquisition Holdings, Inc. and sold all of our common equity for $53 million in proceeds realizing a total gain of $27 million offset by a reversal of unrealized appreciation of $28 million. The gain that we recognized included escrowed proceeds that we expected to receive of $4 million. In the second quarter of 2007, we received $1 million of escrow proceeds in excess of the amount we originally expected to receive that was recorded as an additional realized gain.

In the second quarter of 2006, we received full repayment of our $20 million subordinated debt investment in ASC Industries, Inc. and sold all of our equity investments for $35 million in proceeds realizing a total gain of $25 million offset by a reversal of unrealized appreciation of $19 million.

In the first quarter of 2006, we received full repayment of our remaining $10 million subordinated debt investment in Network for Medical Communication & Research, LLC and sold all of our common equity warrants for $22 million in proceeds realizing a total gain of $22 million offset by a reversal of unrealized appreciation of $23 million. The sale proceeds we recognized include proceeds we expect to receive held in escrow of $1 million.

In the first quarter of 2006, American Decorative Surfaces International, Inc. ceased business operations and a receiver was appointed to liquidate its remaining assets. Although we intended to pursue our claims in the receivership, we did not expect to receive any additional proceeds from the liquidation at that time. Our remaining subordinated debt and equity investments were deemed worthless and we recognized a realized loss of $16 million offset by the reversal of unrealized depreciation of $19 million.

In the second quarter of 2006, we sold our senior subordinated debt investment in UAV Corporation for nominal proceeds realizing a loss of $15 million offset by a reversal of unrealized depreciation of $12 million.

We record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. Cash payments received or paid for the termination of an interest rate derivative agreement is recorded as a realized gain or loss upon termination. As a result of the sale of CMBS bonds sold to ACAS CRE CDO in the third quarter of 2007, we terminated related interest rate derivative swap agreements in the second quarter of 2007 and recorded an $8 million gain on the termination.

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation (depreciation) of investments is based on valuations determined by management and approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Number of Companies	Three Months Ended June 30, 2007	Number of Companies	Three Months Ended June 30, 2006
Gross unrealized appreciation of portfolio company investments	50	$698	34	$243
Gross unrealized depreciation of portfolio company investments	41	(170)	25	(83)
Reversal of prior period unrealized appreciation upon a realization		(21)		(12)

Net unrealized appreciation of portfolio company investments		507		148
Foreign currency translation		4		—
Derivative agreements		38		12

Net unrealized appreciation of investments		$549		$160

	Number of Companies	Six Months Ended June 30, 2007	Number of Companies	Six Months Ended June 30, 2006
Gross unrealized appreciation of portfolio company investments	66	$841	42	$398
Gross unrealized depreciation of portfolio company investments	47	(304)	37	(198)
Reversal of prior period unrealized appreciation upon a realization		(23)		(49)

Net unrealized appreciation of portfolio company investments		514		151
Foreign currency translation		11		(1)
Derivative agreements		31		33

Net unrealized appreciation of investments		$556		$183

As discussed in Note 12 to our interim consolidated financial statements, ECFS, our wholly-owned operating subsidiary, was deconsolidated prospectively during the three months ended June 30, 2007. In addition, during the three months ended June 30, 2007, we formed a parent holding company, American Capital, LLC, to own all of our wholly-owned third-party fund managers and transferred the ownership of ECFS and our other two wholly-owned third-party alternative asset fund managers, ACEM and ACAM, to American Capital, LLC. American Capital, LLC is accounted for as a portfolio company investment and carried at a fair value of $529 million on our balance sheet at June 30, 2007. During the three months ended June 30, 2007, we recognized $493 million of unrealized appreciation for our investment in American Capital, LLC, which was primarily driven by the appreciation associated with ECFS which was accounted for at fair value for the first time this quarter. The appreciation associated with ECFS recorded this quarter was developed over the period since its inception in the fourth quarter of 2005.

As of June 30, 2007, we have a $47 million debt investment and a $30 million equity investment in ACSAB, LLC, which holds an investment in ASAlliances Biofuels, LLC (“ASAlliances”). ASAlliances is developing three large scale ethanol production facilities that it owns and will operate. We first invested in ASAlliances in February 2006. In October 2006, we sold 30% of our equity investment in ACSAB, LLC realizing a gain of $18 million. As of December 31, 2006, our remaining $30 million equity investment had appreciated $99 million resulting in a total fair value in our debt and equity investment of $159 million as of that date. During the six months ended June 30, 2007, we recognized unrealized depreciation of $44 million on our equity investment. As a result, as of June 30, 2007, our remaining $30 million equity investment has appreciated a net $55 million in value resulting in a total fair value in our debt and equity investment of $132 million. Since our initial investment in February 2006, we have recognized $18 million of realized gains and $55 million of unrealized appreciation for a total gain on the investment of $73 million as of June 30, 2007. The inception to date appreciation in this investment is driven in part by developments in the ethanol and energy markets and market comparables. In addition to the prices of ethanol, the valuation of this investment is highly dependent on the pricing of agricultural commodities, such as corn, which is a raw material used in the production of ethanol, as well as the selling prices of petroleum products, such as the prices of unleaded gasoline and diesel fuel for which ethanol is considered to be an additive and a substitute. The decrease in the fair value for the six months ended June 30, 2007 is due to increases in the price of corn commodities and decreases in the prices of ethanol and crude oil and the stock prices of comparable public companies. In July 2007, we, along with other investors in ASAlliances, executed a sale agreement with VeraSun Energy Corporation (NYSE:VSE) to sell our interests in ASAlliances for a combination of cash and VeraSun common stock. The sale transaction is expected to close in August 2007.

Our Board of Directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. In that regard, the board retains Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan Lokey”) to assist it by having Houlihan Lokey regularly review a designated selection of our fair value determinations. Houlihan Lokey is a leading valuation firm in the U.S., engaged in approximately 1,000 valuation assignments per year for clients worldwide. Each quarter, Houlihan Lokey reviews our determination of the fair value of American Capital’s portfolio company investments that have been portfolio companies for at least one year and that have a fair value in excess of $25 million.

For the second quarter of 2007, Houlihan Lokey reviewed our valuations of 20 portfolio companies having an aggregate $1.2 billion in fair value as reflected in our interim consolidated financial statements as of June 30, 2007. Over the last four quarters, Houlihan Lokey has reviewed 84 portfolio companies totaling $5.3 billion in fair value as of their respective valuation dates. In addition, Houlihan Lokey representatives attend our quarterly valuation meetings and provide periodic reports and recommendations to our Audit and Compliance Committee of the Board of Directors. For those portfolio company investments that Houlihan Lokey has reviewed using the scope of review set forth by our Board of Directors, our Board of Directors has made a fair value determination that is within the aggregate range of fair value for such investments as determined by Houlihan Lokey. Houlihan Lokey has been engaged, or may in the future be engaged, directly by us or our portfolio companies to provide investment banking services.

In addition to Houlihan Lokey’s standard scope, we engaged Houlihan Lokey to review the value of our wholly-owned portfolio company, American Capital, LLC, a third party fund manager. As of June 30, 2007, the fair value of this investment of $529 million as determined by American Capital’s Board is within the range of fair value for the investment as determined by Houlihan Lokey.

The fair value of the derivative agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. They appreciate or depreciate based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of derivative agreements. The increase in the fair value of our derivative agreements in the three month period ended June 30, 2007 is primarily due to an increase in the forward interest rate yield curve during the quarter.

We have a limited amount of investments in portfolio companies, including ECAS, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three and six months ended June 30, 2007, the foreign currency translation adjustment recorded in our interim consolidated statements of operations as unrealized appreciation was $4 million and $11 million, respectively, primarily as a result of the Euro appreciating against the U.S. dollar.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the latest twelve months (“LTM”) ended June 30, 2007 and 2006 and for the three months ended June 30, 2007 and 2006 annualized:

	Period Ended June 30,
	2007	2006
LTM net operating income return on average equity at cost	11.3%	13.1%
LTM net realized earnings return on average equity at cost	16.0%	15.5%
LTM net earnings return on average equity	29.1%	21.5%
Current quarter net operating income return on average equity at cost annualized	12.1%	12.9%
Current quarter net realized earnings return on average equity at cost annualized	18.8%	15.4%
Current quarter net earnings return on average equity annualized	56.0%	33.4%

Financial Condition, Liquidity and Capital Resources

As of June 30, 2007, we had $172 million in cash and cash equivalents and $202 million of restricted cash. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt. As of June 30, 2007, we had $286 million of availability under our revolving credit facilities (excluding standby letters of credit of $30 million) and $215 million under our forward equity sale agreements assuming the forward prices as of June 30, 2007. During the second quarter of 2007, we principally funded investments using draws on the revolving credit facilities draws under outstanding forward sale agreements and equity offerings, as well as proceeds from syndications of senior loans, repayments of loans and sales of equity investments.

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

We are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended. As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of June 30, 2007 and December 31, 2006, our asset coverage was 221% and 211%, respectively.

Equity Capital Raising Activities

For the six months ended June 30, 2007 and 2006, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the six months ended June 30, 2007 and 2006:

	Shares Sold		Proceeds, Net of Underwriters’ Discount	Average Price

June 2007 public offering	15.0	(1)	$645	$43.02
June 2007 direct offering	0.2		11	46.47
Issuances under March 2007 Forward Sale Agreements	6.0		259	43.17
Issuances under January 2007 Forward Sale Agreements	2.0		88	43.84
March 2007 public offering	4.4		187	43.03
January 2007 public offering	5.2		231	44.11

Total for the six months ended June 30, 2007	32.8		$1,421	43.32

Issuance under April 2006 Forward Sale Agreements	2.5		$84	33.53
April 2006 public offering	9.8		333	33.99
February 2006 public offering	1.0		35	36.10
Issuance under January 2006 Forward Sale Agreements	4.0		137	34.31
January 2006 public offering	0.6		21	34.84
Issuances under November 2005 Forward Sale Agreements	3.5		125	35.66
Issuances under September 2005 Forward Sale Agreements	0.8		26	34.82

Total for the six months ended June 30, 2006	22.2		$761	34.28

(1)	Excludes 3.0 million shares of underwriters over-allotment of which 2.4 million shares was exercised in July 2007.

In June 2007, we entered into forward sale agreements (the “June 2007 Forward Sale Agreements”) to purchase 5.0 million shares of common stock. The 5.0 million shares of common stock were borrowed from third-party market sources by the counterparties, or forward purchasers, of the June 2007 Forward Sale Agreements who then sold the shares to the public. Pursuant to the June 2007 Forward Sale Agreements, we must sell to the forward purchasers 5.0 million shares of our common stock generally at such times as we elect over a one-year period. The June 2007 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the June 2007 Forward Sale Agreements through termination in June 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $43.02 per share, which was the public offering price of shares of our common stock less the underwriting discount. The June 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.92, $0.96, $0.98, and $1.00 on each of September 7, 2007, December 7, 2007, March 7, 2008 and June 13, 2008 respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The June 2007 Forward Sale Agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of June 30, 2007, there are 5.0 million shares available under the June 2007 Forward Sale Agreements at a forward price of $43.07.

As of June 30, 2007, the January 2007 and March 2007 forward sales agreements were fully settled.

Debt Capital Raising Activities

Our debt obligations consisted of the following (in millions):

	June 30, 2007	December 31, 2006
Secured revolving credit facility, $1,250 million commitment	$1,112	$669
Unsecured revolving credit facility, $1,565 million commitment	1,417	893
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due October 2020	75	75
Unsecured debt due February 2011	24	24
TRS Facility	294	296
ACAS Business Loan Trust 2004-1 asset securitization	398	410
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	492	—

Total	$5,371	$3,926

The daily weighted average debt balance for the three months ended June 30, 2007 and 2006 was $4,716 million and $2,679 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2007 and 2006 was $4,611 and $2,556, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, was 6.1% for both the three months ended June 30, 2007 and 2006, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2007 and 2006 was 5.8% and 6.0%, respectively. We are currently in compliance with all of our debt covenants.

Unsecured Revolving Facility

In May 2007, we replaced our $900 million unsecured revolving credit facility with a new $1,565 million unsecured revolving credit facility with a syndicate of lenders. The facility may be expanded through new or additional commitments up to $1,815 million in accordance with the terms and conditions set forth in the related agreement. The ability to make draws under the revolving facility expires in May 2012. Interest on borrowings under the facility is charged at either (i) LIBOR plus the applicable percentage at such time, currently 90 basis points, or (ii) the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus 50 basis points. We are also charged an unused commitment fee of 0.125%. The agreement contains various covenants, including limits on annual corporate capital expenditures, maintaining an unsecured debt rating equal or greater than BB, a minimum net worth and asset coverage ratios. As of June 30, 2007. we had an unsecured debt rating of BBB, Baa2 and BBB from Standard & Poor’s Ratings Services, Moody’s Investor Services and Fitch Ratings.

Total Return Swap Facility

In March 2007, our total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. was temporarily increased from $350 million to $500 million through May 30, 2007. On May 30, 2007, the temporary increase to $500 million was extended to the earlier of the closing of the ACAS CRE CDO fund or August 31, 2007. In July 2007, as a result of the closing of the ACAS CRE CDO fund (See Note 13) the TRS Facility was reduced to $300 million.

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

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of June 30, 2007, loans on non-accrual status for 19 portfolio companies were $232 million, calculated as the cost plus unamortized OID, and had a fair value of $56 million. These loans include a total of $176 million with PIK interest features. As of December 31, 2006, loans on non-accrual status for 14 portfolio companies were $183 million, calculated as the cost plus unamortized OID, and had a fair value of $54 million.

As of June 30, 2007 and December 31, 2006, loans on accrual status, past due loans and loans on non-accrual status were as follows (dollars in millions):

	Number of Portfolio Companies	June 30, 2007	Number of Portfolio Companies	December 31, 2006
Current Loans	135	$6,041	118	$4,623

One Month Past Due		—		—
Two Months Past Due		—		—
Three Months Past Due		27		—
Greater than Three Months Past Due		—		12
Loans on Non-accrual Status		232		183

Past Due and Non-accuring Loans	19	259	14	195

Total Loans	154	$6,300	132	$4,818

Past Due and Non-accuring Loans as a Percent of Total Loans		4.1%		4.0%

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

We require our portfolio companies to provide annual audited and monthly unaudited financial statements. Using these financial statements, we calculate the statistics described above. Buyout and mezzanine funds typically adjust EBITDA due to the nature of change of control transactions. Such adjustments are intended to normalize and restate EBITDA to reflect the pro forma results of a company in a change of control transaction. For purposes of analyzing the financial performance of our portfolio companies, we make certain adjustments to EBITDA to reflect the pro forma results of a company consistent with a change of control transaction in addition to adjusting EBITDA for significant non-recurring, unusual or infrequent items. Adjustments to EBITDA may include anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, non-recurring revenues or expenses, and other acquisition or restructuring related items.

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification of a portfolio company is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the year ended June 30, 2007:

	Static Pool
Portfolio Statistics(1) ($ in millions, unaudited):	Pre-1999	1999	2000	2001	2002	2003	2004	2005	2006	2007	Pre-1999 -2007 Aggregate	2002 -2007 Aggregate
Internal Rate of Return – All Investments(2)	9.5%	8.9%	8.3%	19.6%	10.6%	21.7%	18.5%	33.8%	19.9%	34.8%	18.5%	22.1%
Internal Rate of Return – Equity Investments(2)(10)	28.9%	(28.2)%	10.7%	48.3%	16.0%	30.3%	30.6%	61.8%	37.2%	120.2%	36.0%	41.0%
Internal Rate of Return – Equity Investments(2)(10)(11)	28.9%	(28.2)%	10.7%	48.3%	16.0%	30.3%	30.6%	34.7%	37.2%	120.2%	28.6%	31.5%
Original Investments and Commitments	$393	$380	$395	$372	$954	$1,444	$2,257	$3,665	$4,739	$3,529	$18,128	$16,588
Total Exits and Prepayments of Original Investments	$284	$269	$281	$286	$589	$1,023	$1,333	$1,173	$1,301	$42	$6,581	$5,461
Total Interest, Dividends and Fees Collected	$153	$145	$123	$148	$273	$329	$431	$483	$380	$103	$2,568	$1,999
Total Net Realized (Loss) Gain on Investments	$(32)	$(46)	$(41)	$25	$(10)	$133	$119	$102	$47	$3	$300	$394
Current Cost of Investments	$109	$42	$115	$57	$340	$358	$909	$2,417	$3,198	$3,127	$10,672	$10,349
Current Fair Value of Investments	$95	$26	$115	$27	$285	$396	$920	$3,206	$3,287	$3,118	$11,475	$11,212
Net Unrealized Appreciation/(Depreciation)	$(14)	$(16)	$—	$(30)	$(55)	$38	$11	$789	$89	$(9)	$803	$863
Non-Accruing Loans at Face	$35	$17	$—	$10	$45	$19	$10	$77	$19	$—	$232	$170
Non-Accruing Loans at Fair Value	$9	$8	$—	$1	$10	$7	$3	$16	$2	$—	$56	$38
Equity Interest at Fair Value(9)	$66	$10	$—	$5	$56	$164	$189	$2,185	$942	$816	$4,433	$4,352
Debt to EBITDA(3)(4)(5)	2.8	1.9	6.8	3.1	5.9	5.8	5.1	4.8	5.3	6.3	5.5	5.5
Interest Coverage(3)(5)	6.1	1.3	1.4	2.3	1.5	1.4	1.8	2.4	1.8	2.1	2.0	2.0
Debt Service Coverage(3)(5)	2.9	1.1	1.3	1.8	1.1	1.1	1.5	1.7	1.8	1.9	1.7	1.7
Average Age of Companies(5)	59 yrs	54 yrs	22 yrs	23 yrs	36 yrs	37 yrs	38 yrs	25 yrs	30 yrs	22 yrs	28 yrs	28 yrs
Ownership Percentage(9)	62%	53%	0%	64%	53%	58%	31%	59%	38%	42%	46%	46%
Average Sales(5)(6)	$188	$39	$196	$65	$68	$148	$102	$110	$153	$265	$169	$169
Average EBITDA(5)(7)	$10	$3	$59	$5	$11	$24	$22	$29	$24	$43	$30	$30
Average EBITDA Margin(5)	5.3%	7.7%	30.1%	7.7%	16.2%	16.2%	21.6%	26.4%	15.7%	16.2%	17.8%	17.8%
Total Sales(5)(6)	$484	$242	$196	$638	$431	$1,535	$2,306	$3,559	$6,100	$7,577	$23,068	$21,508
Total EBITDA(5)(7)	$26	$20	$59	$26	$59	$225	$425	$595	$1,046	$1,436	$3,917	$3,786
% of Senior Loans(5)(8)	48%	0%	71%	24%	69%	58%	51%	36%	47%	83%	59%	59%
% of Loans with Lien(5)(8)	51%	38%	71%	100%	98%	100%	87%	84%	84%	98%	89%	90%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at current fair value and includes fees.
(3)	These amounts do not include investments in which the Company owns only equity.
(4)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(5)	Excludes investments in commercial mortgage backed securities, collateralized debt obligations and European Capital, Limited.
(6)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(8)	As a percentage of our total debt investments.
(9)	Excludes investments in commercial mortgage backed securities and collateralized debt obligations.
(10)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(11)	Excludes investment in American Capital, LLC.

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

Portfolio Valuation

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized OID to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. For CMBS and CDO securities, we prepare a fair value analysis which is based on third party sale offers, when available, or a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar securities, when available.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the second quarter of 2007.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 4, 2007, we held our annual meeting of stockholders. Six matters were submitted to the stockholders for consideration:

1. To elect three directors of American Capital, each to serve a three-year term and until their successors are elected and qualified;

2. To approve the 2007 Employee Stock Option Plan;

3. To approve the amendment to our Certificate of Incorporation to declassify the Board of Directors;

4. To approve the amendment to our Certificate of Incorporation to increase the number of authorized shares;

5. To approve the amendment to the Incentive Bonus Plan; and

6. To ratify the selection of Ernst & Young LLP to serve as our independent public accountants for the year ending December 31, 2007.

The results of the shares voted with regard to each of these matters are as follows:

1. Election of Directors

Director	For	Withheld
Mary C Baskin	142,812,812	2,161,708
John A Koskinen	142,511,602	2,462,918
Alvin N Puryear	140,992,542	3,981,978

2. Approval of 2007 Employee Stock Option Plan

For	Against	Abstain
45,540,961	22,461,446	1,167,884

3. Approval of amendment to our Certificate of Incorporation to declassify the Board of Directors

For	Against	Abstain
140,688,156	2,834,604	1,451,760

4. Approval of amendment to our Certificate of Incorporation to increase the number of authorized shares

For	Against	Abstain
122,108,458	21,808,420	1,057,642

5. Approval of the amendment to the Incentive Bonus Plan

For	Against	Abstain
120,391,867	22,856,002	1,726,651

6. Ratification of appointment of Ernst & Young LLP as auditors

For	Against	Abstain
140,416,458	3,944,050	614,012

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

*3.1.	American Capital Strategies, Ltd. Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment to the Registration Statement on Form N-2 (File No. 333-142398), filed on June 5, 2007.

*3.2.

American Capital Strategies, Ltd. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form

N-2 (File No. 333-29943), filed on August 12, 1997.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-142398), filed on June 5, 2007.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.3.	Indenture, between American Capital Strategies, Ltd, and Wells Fargo Bank, National Association as Trustee, dated as of April 26, 2007, incorporated herein by reference to Exhibit 2.d.3 of the Registration Statement on Form N-2 (File No. 333-142398), filed on April 26, 2007.

*4.4.	Form of First Supplemental Indenture, between American Capital Strategies, Ltd, and Wells Fargo Bank, National Association as Trustee, dated as of July , 2007, incorporated herein by reference to Exhibit 2.d.4 of the Post Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-142398), filed on July 18, 2007.

4.5.	Indenture, by and between ACAS Business Loan Trust 2007-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee, dated April 24, 2007, filed herewith.

10.1.	Amended and Restated Trust Agreement by and among ACAS Business Loan LLC, 2007-1, as the Trust Depositor, Wilmington Trust Company, as the Owner Trustee, Certificate Registrar, and Paying Agent, and American Capital Strategies, Ltd., as the Servicer, dated April 24, 2007, filed herewith.

10.2.	ACAS Transfer Agreement between American Capital Strategies, Ltd., as the Originator, and ACAS Business Loan LLC, 2007-1, as the Trust Depositor, dated April 24, 2007, filed herewith.

10.3.	Transfer and Servicing Agreement by and among ACAS Business Loan Trust 2007-1, as the Issuer, ACAS Business Loan LLC, 2007-1, as the Trust Depositor, American Capital Strategies, Ltd., as the Originator and Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and the Backup Servicer, dated April 24, 2007, filed herewith.

*10.4.	Credit Agreement, by and among American Capital Strategies, Ltd. as the borrower, Wachovia Bank, National Association, as Administrative Agent, swingline lender, issuing lender and as a lender, Branch Banking and Trust Company, as issuing lender and as a lender, Wachovia Capital Markets, LLC, as sole bookrunner and as joint lead-arranger, BB&T Capital Markets as joint lead-arranger, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., The Bank of Montreal, and Credit Suisse, Cayman Islands Branch as co-documentation agents and as lenders, and the other lenders that are parties thereto, dated May 16, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K dated May 22, 2007.

*10.5.	Underwriting Agreement, dated June 18, 2007, by and among American Capital Strategies, Ltd., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as representatives of the several underwriters listed on Schedule A attached thereto, incorporated herein by reference to Exhibit 99.1 of Form 8-K dated June 22, 2007.

*10.6.	Form of American Capital Strategies, Ltd. 2007 Stock Option Plan incorporated by reference to Exhibit I to the Definitive Proxy Statement for the 2007 Annual Meeting (File No. 814-00149) filed on March 27, 2007.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/S/ RICHARD E. KONZMANN
Richard E. Konzmann
Senior Vice President, Accounting

Date: August 9, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
4.5.	Indenture, by and between ACAS Business Loan Trust 2007-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee, dated April 24, 2007.

10.1.	Amended and Restated Trust Agreement by and among ACAS Business Loan LLC, 2007-1, as the Trust Depositor, Wilmington Trust Company, as the Owner Trustee, Certificate Registrar, and Paying Agent, and American Capital Strategies, Ltd., as the Servicer, dated April 24, 2007.

10.2.	ACAS Transfer Agreement between American Capital Strategies, Ltd., as the Originator, and ACAS Business Loan LLC, 2007-1, as the Trust Depositor, dated April 24, 2007.

10.3.	Transfer and Servicing Agreement by and among ACAS Business Loan Trust 2007-1, as the Issuer, ACAS Business Loan LLC, 2007-1, as the Trust Depositor, American Capital Strategies, Ltd., as the Originator and Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and the Backup Servicer, dated April 24, 2007.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.