Form 10-Q
period 2007-09-30
AMERICAN CAPITAL STRATEGIES LTD
filed 2007-11-09
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 31, 2007, was 187,728,318.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Investments at fair value (cost of $10,310 and $7,781, respectively)
Non-Control/Non-Affiliate investments (cost of $5,796 and $4,827, respectively)	$5,814	$4,869
Affiliate investments (cost of $682 and $536, respectively)	693	576
Control investments (cost of $3,831 and $2,416, respectively)	4,459	2,611
Derivative agreements (cost of $1 and $2, respectively)	8	20

Total investments at fair value	10,974	8,076
Cash and cash equivalents	92	77
Restricted cash	124	233
Interest receivable	67	44
Other	212	179

Total assets	$11,469	$8,609

Liabilities and Shareholders’ Equity
Debt ($75 and $353 maturing within one year, respectively)	$4,547	$3,926
Derivative agreements	26	13
Accrued dividends payable	172	130
Other	166	198

Total liabilities	4,911	4,267

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 and 200.0 shares authorized, respectively, 192.4 and 151.6 issued and 187.8 and 147.6 outstanding, respectively	2	1
Capital in excess of par value	5,711	3,980
Notes receivable from sale of common stock	(7)	(7)
Undistributed net realized earnings	219	88
Net unrealized appreciation of investments	633	280

Total shareholders’ equity	6,558	4,342

Total liabilities and shareholders’ equity	$11,469	$8,609

Net asset value per share	$34.92	$29.42

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$165	$115	$383	$267
Affiliate investments	17	12	51	36
Control investments	86	53	288	164

Total interest and dividend income	268	180	722	467

Asset management and other fee income
Non-Control/Non-Affiliate investments	27	26	72	84
Affiliate investments	1	3	3	5
Control investments	14	22	89	60

Total asset management and other fee income	42	51	164	149

Total operating income	310	231	886	616

OPERATING EXPENSES:
Interest	79	55	214	132
Salaries, benefits and stock-based compensation	59	41	177	103
General and administrative	25	19	72	51

Total operating expenses	163	115	463	286

OPERATING INCOME BEFORE INCOME TAXES	147	116	423	330
Benefit (provision) for income taxes	6	(6)	(3)	(18)

NET OPERATING INCOME	153	110	420	312

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	(18)	4	42	(4)
Affiliate investments	1	22	26	32
Control investments	87	20	89	79
Taxes on net realized gain	(4)	—	(4)	—
Derivative agreements	5	6	17	11

Total net realized gain on investments	71	52	170	118

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	(197)	(3)	317	148
Foreign currency translation	49	15	61	14
Derivative agreements	(55)	(42)	(25)	(9)

Total net unrealized appreciation (depreciation) of investments	(203)	(30)	353	153

Total net gain (loss) on investments	(132)	22	523	271

INCREASE IN NET ASSETS RESULTING FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	21	132	943	583
Cumulative effect of accounting change, net of tax	—	—	—	1

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$21	$132	$943	$584

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.82	$0.78	$2.50	$2.37
Diluted	$0.81	$0.77	$2.45	$2.35
NET EARNINGS PER COMMON SHARE:
Basic	$0.11	$0.93	$5.60	$4.44
Diluted	$0.11	$0.92	$5.50	$4.39
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	186.8	141.6	168.3	131.7
Diluted	189.3	143.3	171.4	132.9
DIVIDENDS DECLARED PER COMMON SHARE	$0.92	$0.83	$2.72	$2.45

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Nine Months Ended September 30,
	2007	2006
Operations:
Net operating income	$420	$312
Net realized gain on investments	170	118
Net unrealized appreciation of investments	353	153
Cumulative effect of accounting change, net of tax	—	1

Net increase in net assets resulting from operations	943	584

Shareholder distributions:
Common stock dividends from net operating income	(420)	(312)
Common stock dividends in excess of net operating income	(40)	(12)

Net decrease in net assets resulting from shareholder distributions	(460)	(324)

Capital share transactions:
Issuance of common stock	1,683	910
Issuance of common stock under stock option plans	23	14
Issuance of common stock under dividend reinvestment plan	36	22
Purchase of common stock held in deferred compensation trusts	(77)	(101)
Deconsolidation of stock held in ECFS deferred compensation trusts	22	—
Stock-based compensation	48	24
Other	(2)	(7)

Net increase in net assets resulting from capital share transactions	1,733	862

Total increase in net assets	2,216	1,122
Net assets at beginning of period	4,342	2,898

Net assets at end of period	$6,558	$4,020

Net asset value per common share	$34.92	$27.96

Common shares outstanding at end of period	187.8	143.8

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net increase in net assets resulting from operations	$943	$584
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized appreciation of investments	(353)	(153)
Net realized gain on investments	(170)	(118)
Increase in accrued payment-in-kind interest and dividends	(146)	(114)
Collection of loan origination fees	26	30
Stock-based compensation and other deferred compensation expense	48	24
Increase in interest receivable	(29)	(14)
Decrease (increase) in other assets	13	(4)
Increase (decrease) in other liabilities	(22)	19
Other	—	(1)

Net cash provided by operating activities	310	253

Investing activities:
Purchases of investments	(5,211)	(3,839)
Fundings on portfolio company revolving credit facility investments, net	(74)	(33)
Principal repayments	1,394	1,200
Proceeds from loan syndications and loan sales	1,298	190
Collection of payment-in-kind notes and dividends and accreted loan discounts	45	59
Proceeds from sale of equity investments	315	356
Interest rate derivative settlements, net	18	12
Capital expenditures for property and equipment	(30)	(16)

Net cash used in investing activities	(2,245)	(2,071)

Financing activities:
Proceeds from issuance of notes payable from asset securitizations	830	504
Repayment of notes payable from asset securitizations	(61)	(61)
(Payments) draws on revolving credit facilities, net	(401)	531
Proceeds from unsecured debt issuance	547	22
(Repayments of) proceeds from TRS facility, net	(296)	140
Increase in deferred financing costs	(14)	(9)
Decrease (increase) in debt service escrows	109	(3)
Issuance of common stock	1,706	924
Issuance of non-recourse notes to purchase common stock	(2)	(5)
Purchase of common stock held in deferred compensation trusts	(77)	(101)
Distributions paid	(382)	(187)
Other	(2)	—

Net cash provided by financing activities	1,957	1,755

Net increase (decrease) in cash and cash equivalents	22	(63)
Cash and cash equivalents at beginning of period	77	97
Cash eliminated with deconsolidation of European Capital Financial Services (Guernsey) Limited	(7)	—

Cash and cash equivalents at end of period	$92	$34

Non-cash investing activities:
Stock proceeds received from sale of equity investments	$32	$—
Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$36	$22

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Nine Months Ended September 30,
	2007	2006
Per Share Data:
Net asset value at beginning of the period	$29.42	$24.37

Net operating income(1)	2.50	2.37
Net realized gain on investments(1)	1.01	0.89
Net unrealized appreciation on investments(1)	2.09	1.17
Cumulative effect of accounting change, net of tax(1)	—	0.01

Net increase in net assets resulting from operations(1)	5.60	4.44
Issuance of common stock	2.65	1.80
Shareholder distributions	(2.72)	(2.45)
Other, net(2)	(0.03)	(0.20)

Net asset value at end of period	$34.92	$27.96

Ratio/Supplemental Data:
Per share market value at end of period	$42.73	$39.47
Total (loss) gain(3)	(1.45)%	17.10%
Shares outstanding at end of period	187.8	143.8
Net assets at end of period	$6,558	$4,020
Average net assets(4)	$5,539	$3,468
Average debt outstanding(5)	$4,542	$2,846
Average debt per common share(1)	$26.99	$21.62
Ratio of operating expenses, net of interest expense, to average net assets	4.50%	4.43%
Ratio of interest expense to average net assets	3.86%	3.81%

Ratio of operating expenses to average net assets	8.36%	8.24%
Ratio of net operating income to average net assets	7.58%	9.00%

(1)	Weighted average basic per share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the issuance of non-recourse notes to purchase common stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total (loss) gain is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 2% discount on shares purchased through the reinvested dividends for the second and third quarters of 2007 and a 5% discount on shares purchased through the reinvested dividends for the first quarter of 2007 and the first three quarters of 2006.
(4)	Based on the average of ending net assets as of the end of each reporting period.
(5)	Based on a daily weighted average balance of debt outstanding for the period.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)	$—	$0.2	$—
Affordable Care Holding	Health Care Providers &	Subordinated Debt (15.0%, Due 11/13 – 11/14)(7)	52.4	51.6	51.6
Corp.	Services	Convertible Preferred Stock (84,952 shares)	.	91.2	96.5
		Common Stock (21,238,000 shares)(1)		21.2	23.7

				164.0	171.8
Algoma Holding Company	Building Products	Subordinated Debt (14.0%, Due 4/13)(7)	13.0	12.8	12.8
		Convertible Preferred Stock (28,000 shares)(1)		—	7.2

				12.8	20.0
AmWins Group, Inc.	Insurance	Senior Debt (11.1%, Due 6/14)(7)	18.6	18.6	18.6
Appleseed’s Topco, Inc.	Internet & Catalog Retail	Senior Debt (11.2%, Due 4/13 – 4/14)(7)	283.6	280.5	280.5
		Subordinated Debt (14.1%, Due 4/14)	51.6	51.6	51.6
		Common Stock (679,490 shares)(1)		—	2.1

				332.1	334.2
Aspect Software	IT Services	Senior Debt (12.4%, Due 7/12)	20.0	19.8	19.8
Astrodyne Corporation	Electrical Equipment	Senior Debt (13.7%, Due 4/11)(7)	6.5	6.4	6.4
		Subordinated Debt (12.0%, Due 4/12)(7)	11.0	10.9	10.9
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (386,893 shares)		8.1	12.2

				25.4	29.5
Avanti Park Place LLC	Real Estate	Senior Debt (8.3%, Due 6/10)	6.3	6.3	6.3
Axygen Holdings Corporation	Health Care Equipment &	Subordinated Debt (14.5%, Due 9/14)(7)	59.6	58.8	58.8
	Supplies	Redeemable Preferred Stock (246,400 shares)		47.2	46.8
		Convertible Preferred Stock (58,520 shares)		16.0	15.9
		Common Stock (3,080 shares)(1)		0.3	0.2
		Common Stock Warrants (246,400 shares)(1)		23.0	36.4

				145.3	158.1
BarrierSafe Solutions	Commercial Services &	Senior Debt (14.2%, Due 9/10)(7)	13.7	13.6	13.6
International, Inc.	Supplies	Subordinated Debt (16.0%, Due 9/11 – 9/12)(7)	54.9	54.4	54.4

				68.0	68.0
Barton Cotton Holding	Commercial Services &	Subordinated Debt (14.0%, Due 9/14)(7)	29.5	29.2	29.2
Corporation	Supplies	Redeemable Preferred Stock (33,936 shares)(1)		23.0	22.4
		Convertible Preferred Stock (80,640 shares)(1)		8.0	8.0
		Common Stock Warrants (150,827 shares)(1)		15.1	9.2

				75.3	68.8
BBB Industries, LLC	Auto Components	Senior Debt (11.0%, Due 6/14)(7)	21.2	21.2	21.2
Belloto Holdings Limited (3)	Household Durables	Subordinated Debt (15.1%, Due 6/17)	3.7	3.7	3.7
		PIK Note (15.0%, Due 12/17)(1)	10.4	10.4	10.4
		Ordinary Shares (389,450 shares)(1)		0.1	0.1

				14.2	14.2

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Berry-Hill Galleries, Inc.	Distributors	Senior Debt (15.9%, Due 9/08 – 3/12)(7)	36.3	36.3	36.3
		Common Stock Warrants (1 share)(1)		0.1	0.1

				36.4	36.4
BLI Partners, LLC	Personal Products	Common Membership Interest (1 share)(1)		17.3	—
Breeze Industrial Products	Auto Components	Senior Debt (12.2%, Due 8/13)(7)	19.0	18.7	18.7
Corporation		Subordinated Debt (14.3%, Due 8/13 – 8/15)(7)	33.8	33.4	33.4

				52.1	52.1
BSW Investors II, LLC	Real Estate	Senior Debt (7.3%, Due 8/28)(7)	2.0	2.0	2.0
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (11.4%, Due 7/12)(7)	8.0	8.0	8.0
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt (11.1%, Due 9/14)(7)	30.0	29.7	29.7
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt (10.6%, Due 10/13)(7)	15.0	15.0	15.0
CH Holding Corp.	Leisure Equipment &	Senior Debt (12.7%, Due 5/11)(6)	13.3	13.1	3.7
	Products	Redeemable Preferred Stock (21,215 shares)(1)		42.8	—
		Convertible Preferred Stock (665,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				55.9	3.7
CIBT Global Inc.	Commercial Services & Supplies	Senior Debt (11.5%, Due 5/11 – 6/12)(7)	104.0	102.8	102.8
Cinelease, Inc.	Electronic Equipment &	Senior Debt (11.1%, Due 3/12 – 3/13)(7)	60.7	60.1	60.1
	Instruments	Common Stock (700 shares)(1)		0.7	0.7

				60.8	60.8
CMX Inc.	Construction &	Senior Debt (10.9%, Due 5/11 – 5/12)(7)	145.4	143.7	143.7
	Engineering	Common Stock (35,000 shares)(1)		0.1	0.1

				143.8	143.8
Compusearch Holdings	Software	Subordinated Debt (14.0%, Due 6/12)(7)	12.6	12.4	12.4
Company, Inc.		Convertible Preferred Stock (28,027 shares)(1)		1.1	1.1

				13.5	13.5
Consolidated Bedding, Inc.	Household Durables	Senior Debt (12.2%, Due 6/13)(7)	115.1	113.8	113.8
		Subordinated Debt (14.0%, Due 12/13)	29.5	29.2	29.2
		Common Stock Warrants (154,127 shares)(1)		—	—

				143.0	143.0
Corrpro Companies, Inc.	Construction &	Subordinated Debt (12.5%, Due 3/11)(7)	14.0	12.0	12.0
	Engineering	Redeemable Preferred Stock (1,400,000 shares)		1.6	1.6
		Common Stock Warrants (5,240,521 shares)(1)		3.6	7.9

				17.2	21.5
CyrusOne Networks, LLC	IT Services	Senior Debt (12.6%, Due 1/14)(7)	14.8	14.6	14.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
DelStar, Inc.	Building Products	Subordinated Debt (14.0%, Due 12/12)(7)	18.3	18.1	18.1
		Redeemable Preferred Stock (31,955 shares)		16.4	16.4
		Convertible Preferred Stock (35,505 shares)		3.8	4.1
		Common Stock Warrants (106,891 shares)(1)		20.3	34.2

				58.6	72.8
Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)(7)	28.3	28.0	28.0
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units (2,386,549 units)(1)		0.9	5.1
Edline, LLC	Software	Subordinated Debt (14.0%, Due 7/13)(7)	17.7	13.5	13.5
		Membership Warrants (6,447,500 units)(1)		6.0	9.4

				19.5	22.9
FAMS Acquisition, Inc.	Diversified Financial	Subordinated Debt (14.8%, Due 11/13 – 11/14)(7)	25.3	25.0	25.0
	Services	Convertible Preferred Stock (1,034,290 shares)(1)		25.1	30.3

				50.1	55.3
FCC Holdings, LLC (2)	Commercial Banks	Subordinated Debt (12.8%, Due 8/09)(7)	50.0	49.8	49.8
Ford Motor Company (2)	Automobiles	Senior Debt (12.9%, Due 6/11)		(5.7)	(7.6)
Formed Fiber Technologies,	Auto Components	Subordinated Debt (15.0%, Due 8/11)(6)	15.8	11.9	5.7
Inc.		Common Stock Warrants (122,397 shares)(1)		0.1	—

				12.0	5.7
FPI Holding Corporation	Food Products	Senior Debt (9.2%, Due 5/11 – 5/12)(7)	49.2	48.4	48.4
		Subordinated Debt (15.0%, Due 5/13)(7)	39.6	39.1	39.1
		Convertible Preferred Stock (26,074 shares)(1)		28.0	12.0
		Common Stock (6,518 shares)(1)		7.0	1.1

				122.5	100.6
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt (10.8%, Due 4/14)	47.7	40.1	37.9
FU/WD Opa Locka, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	33.2	31.6	31.6
HMSC Corporation	Insurance	Senior Debt (10.9%, Due 10/14)(7)	3.5	3.5	3.5
HomeAway, Inc.	Diversified Consumer	Senior Debt (11.4%, Due 12/12)	99.1	98.0	98.0
	Services	Redeemable Preferred Stock (461,446 shares)		0.8	0.8
		Convertible Preferred Stock (2,310,000 shares)		12.2	12.2
		Common Stock (461,447 shares)(1)		1.0	1.0

				112.0	112.0
Hopkins Manufacturing	Auto Components	Subordinated Debt (14.8%, Due 7/12)(7)	33.0	32.7	32.7
Corporation		Redeemable Preferred Stock (3,500 shares)		5.8	5.8

				38.5	38.5
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt (11.9%, Due 4/14)	20.0	20.0	20.0
Infiltrator Systems, Inc.	Building Products	Senior Debt (12.7%, Due 10/13)(7)	52.2	51.5	51.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Innova Holdings, Inc.	Energy Equipment &	Senior Debt (13.2%, Due 3/13)(7)	11.5	11.4	11.4
	Services	Subordinated Debt (15.0%, Due 3/14)(7)	17.2	17.0	17.0
		Convertible Preferred Stock (1,242,150 shares)		20.5	35.7

				48.9	64.1
Inovis International, Inc.	Software	Senior Debt (12.3%, Due 5/10)(7)	88.0	87.1	87.1
Intergraph Corporation	Software	Senior Debt (11.5%, Due 12/14)(7)	3.0	3.0	3.0
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (10.9%, Due 12/14)(7)	19.1	19.1	19.1
Jones Stephens Corp.	Building Products	Subordinated Debt (13.5%, Due 9/13 – 9/14)(7)	22.7	22.4	22.4
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt (12.2%, Due 1/14 )(7)	24.8	24.5	24.5
KIK Custom Products, Inc. (3)	Household Products	Senior Debt (10.4%, Due 11/14)	22.5	22.5	22.5
LJVH Holdings Inc. (3)	Beverages	Senior Debt (10.9%, Due 1/15)	28.6	28.6	28.6
LN Acquisition Corp.	Machinery	Senior Debt (11.5%, Due 1/15)(7)	21.6	21.6	21.6
Logex Corporation	Road & Rail	Subordinated Debt (10.9%, Due 7/08)(6)	11.8	9.3	1.3
LTM Enterprises, Inc.	Personal Products	Senior Debt (13.5%, Due 11/11)(7)	19.2	19.1	19.1
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt (14.0%, Due 1/13)(7)	13.9	13.8	13.8
Medical Billing Holdings, Inc.	Commercial Services &	Subordinated Debt (15.0%, Due 9/13)(7)	10.3	10.1	10.1
	Supplies	Convertible Preferred Stock (15,848 shares)		17.2	24.9
		Common Stock (3,962,000 shares)(1)		4.0	5.9

				31.3	40.9
Mirion Technologies	Electrical Equipment	Senior Debt (10.3%, Due 5/08 – 11/11)(7)	117.2	116.4	117.7
		Subordinated Debt (15.5%, Due 9/09 – 5/12)(7)	48.4	48.0	48.0
		Convertible Preferred Stock (523,198 shares)		50.1	73.5
		Common Stock (29,422 shares)(1)		3.3	3.9
		Common Stock Warrants (266,245 shares)(1)		22.3	54.5

				240.1	297.6
Mitchell International, Inc.	IT Services	Senior Debt (10.5%, Due 3/15)	5.0	5.0	5.0
MTS Group, LLC	Textiles, Apparel & Luxury	Senior Debt (11.5%, Due 10/08 – 10/11)(7)	21.0	20.8	20.8
	Goods	Subordinated Debt (16.0%, Due 10/12)(6)(7)	17.1	15.4	8.7
		Common Stock (558,214 shares)(1)		0.7	—

				36.9	29.5
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt (11.9%, Due 9/14)(7)	53.0	52.8	52.8
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt (7.7%, Due 10/15)(7)	5.9	5.9	5.9
Nursery Supplies, Inc.	Containers & Packaging	Senior Subordinated Debt (14.0%, Due 7/08)(6)	21.0	18.5	3.8
Pan Am International Flight	Commercial Services &	Senior Debt (9.7%, Due 4/12)(7)	20.0	19.8	19.8
Academy, Inc.	Supplies	Senior Subordinated Debt (16.0%, Due 7/13)(7)	26.7	26.3	26.3
		Convertible Preferred Stock (9,887 shares)(1)		9.9	8.2

				56.0	54.3

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
PHC Acquisition, Inc.	Diversified Consumer	Subordinated Debt (14.8%, Due 3/12 – 3/13)(7)	25.8	25.5	25.5
	Services	Convertible Preferred Stock (7,872 shares)(1)		0.3	0.6
		Common Stock (635,384 shares)(1)		27.7	48.2

				53.5	74.3
Phillips & Temro Industries,	Auto Components	Senior Debt (12.2%, Due 12/10 – 12/11)(7)	23.8	23.7	23.7
Inc.		Subordinated Debt (15.0%, Due 12/12)(7)	16.9	16.9	16.9

				40.6	40.6
Preferred Development, LLC	Real Estate	Senior Debt (7.8%, Due 12/22)(7)	2.7	2.7	2.7
Roarke – Money Mailer, LLC	Media	Common Membership Units (24,500 shares)(1)		1.1	2.8
RTL Acquisition Corp.	Health Care Providers &	Subordinated Debt (14.0%, Due 2/13)(7)	16.5	16.3	16.3
	Services	Redeemable Preferred Stock (71,377shares)		9.8	9.8
		Convertible Preferred Stock (155,013 shares)(1)		7.6	11.4
		Common Stock (8,158 shares)(1)		0.4	0.2
		Common Stock Warrants (71,377 shares)(1)		3.2	4.8

				37.3	42.5
Safemark Acquisitions, Inc.	Commercial Services &	Senior Debt (11.6%, Due 7/09 – 6/10)(7)	25.1	24.9	24.9
	Supplies	Subordinated Debt (14.5%, Due 6/11 – 6/12)(7)	13.6	13.4	13.4
		Redeemable Preferred Stock (7,700 shares)(1)		4.8	2.2
		Convertible Preferred Stock (2,100 shares)(1)		0.2	—
		Preferred Stock Warrants (35,522 shares)(1)		3.5	—

				46.8	40.5
Sanda Kan (Cayman I) Holdings Company Limited (3)	Leisure Equipment & Products	Common Stock (67,973 shares)(1)		4.6	—
Sanlo Holdings, Inc.	Electrical Equipment	Common Stock Warrants (5,187 shares)(1)		0.5	0.8
Scanner Holdings Corporation	Computers & Peripherals	Senior Debt (8.9%, Due 5/12 – 5/13)(7)	24.8	24.4	24.4
		Subordinated Debt (14.0%, Due 5/14)(7)	20.1	20.0	20.0
		Convertible Preferred Stock (9,322 shares)		9.3	9.3
		Common Stock (93,949 shares)(1)		0.1	0.1

				53.8	53.8
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt (12.4%, Due 8/12 – 8/13)(7)	42.6	42.1	42.1
		Senior Subordinated Debt (15.3%, Due 8/14 – 8/15)(7)	40.8	40.2	40.2
		Convertible Preferred Stock (68,065 shares)(1)		32.8	35.3
		Common Stock (68,065 shares)(1)		—	—

				115.1	117.6
SSH Acquisition, Inc.	Commercial Services &	Senior Debt (12.4%, Due 9/12)(7)	12.5	12.3	12.3
	Supplies	Subordinated Debt (14.0%, Due 9/13)(7)	19.4	19.2	19.2
		Convertible Preferred Stock (357,700 shares)		26.4	72.7

				57.9	104.2
STB Holdings, Inc.	Commercial Services and	Subordinated Debt (14.0%, Due 6/13 – 6/14)(7)	86.2	85.1	85.1
	Supplies	Convertible Preferred Stock (92,400 shares)		102.1	127.2
		Common Stock (23,100,000 shares)(1)		23.1	31.8

				210.3	244.1
Stein World, LLC	Household Durables	Senior Debt (13.3%, Due 10/11)(6)	8.8	8.6	7.8
		Subordinated Debt (19.3%, Due 10/12 – 10/13)(6)	26.8	22.3	—

				30.9	7.8

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Summit Global Logistics,	Road & Rail	Common Stock (1,119,132 shares)(1)		1.0	0.2
Inc (2)		Common Stock Warrants (19,800 shares)(1)		—	—

				1.0	0.2
Supreme Corq Holdings, LLC	Household Products	Common membership Warrants (5,670 shares)(1)		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt (12.4%, Due 8/14)	48.5	48.0	48.0
Tanenbaum-Harber Co.	Insurance	Subordinated Debt (13.0%, Due 3/14)(7)	14.3	14.1	14.1
Holdings, Inc.		Redeemable Preferred Stock (338 shares)		0.4	0.4
		Common Stock (3,755 shares)(1)		—	—

				14.5	14.5
Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants (792,149 shares)(1)		1.7	5.0
The Tensar Corporation	Construction & Engineering	Senior Debt (12.4%, Due 4/13)(7)	82.0	81.0	81.0
		Subordinated Debt (17.5%, Due 10/13)	35.4	35.1	35.1

				116.1	116.1
TestAmerica Environmental	Commercial Services &	Senior Debt (11.8%, Due 12/11 – 12/13)(7)	26.7	26.1	26.1
Services, LLC	Supplies	Subordinated Debt (14.0%, Due 12/14)(7)	40.6	40.1	40.1
		Preferred Unit (14,000,000 units)(1)		8.9	8.9
		Preferred Unit Warrants (2,400,269 units)(1)		5.7	5.7

				80.8	80.8
ThreeSixty Sourcing, Inc. (3)	Commercial Services &	Senior Debt (13.7%, Due 9/08)	5.5	5.5	5.5
	Supplies	Common Stock Warrants (35 shares)(1)		4.1	—

				9.6	5.5
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.4%, Due 6/15)(7)	50.0	49.5	49.5
Trigeant, Ltd.	Oil, Gas & Consumable Fuels	Senior Debt (14.7%, Due 12/11)(7)	21.0	20.7	20.7
Tyden Caymen Holdings	Electronic Equipment &	Senior Debt (13.2%, Due 11/11)(7)	12.0	11.9	11.9
Corp.	Instruments	Subordinated Debt (13.8%, Due 5/12)(7)	14.5	14.3	14.3
		Common Stock (1,400,000 shares)(1)		1.4	3.0

				27.6	29.2
triVIN, Inc.	Commercial Services &	Subordinated Debt (15.0%, Due 6/14 – 6/15)(7)	19.2	19.0	19.0
	Supplies	Convertible Preferred Stock (29,656 shares)		30.4	34.9
		Common Stock (7,588,700 shares)(1)		7.6	8.4

				57.0	62.3
TZ Holdings, Inc.	Diversified Telecommunication Services	Common Stock (12,281 shares)(1)		0.7	—
UFG Holding Corp.	Food Products	Subordinated Debt (15.0%, Due 5/15 – 5/16)(7)	54.2	53.5	53.5
		Redeemable Preferred Stock (24,737 shares)(1)		15.1	14.8
		Convertible Preferred Stock (30,921 shares)(1)		3.1	—
		Common Stock (30,921 shares)(1)		12.7	0.5

				84.4	68.8

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Unique Fabricating	Auto Components	Senior Debt (15.4%, Due 2/10 – 2/12)(7)	5.1	5.0	5.0
Incorporated		Subordinated Debt (17.0%, Due 2/13)(7)	7.4	7.3	7.3
		Redeemable Preferred Stock (1,750 shares)(1)		2.2	2.2
		Common Stock Warrants (7,605 shares)(1)		0.2	0.2

				14.7	14.7
US Express Leasing, Inc.	Diversified Financial	Senior Debt (13.7%, Due 7/14)	27.5	27.2	27.5
	Services	Common Stock Warrants (20,427shares)(1)		—	—
		Preferred Stock Warrants (35,053 shares)(1)		0.4	—

				27.6	27.5
Varel Holdings, Inc.	Energy Equipment &	Senior Debt (11.5%, Due 10/11 – 3/12)(7)	56.0	55.4	55.4
	Services	Subordinated Debt (14.0%, Due 4/12)	11.4	10.5	10.5
		Common Stock Warrants (22,256 shares)(1)		0.8	3.5

				66.7	69.4
Velocity Financial Group, Inc.	Diversified Financial Services	Convertible Preferred Stock (14,000,000 shares)		24.5	24.5
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt (12.8%, Due 12/12)(7)	23.8	23.4	23.4
		Subordinated Debt (19.9%, Due 12/13)(7)	10.2	10.0	10.0
		Subordinated Debt (20.2%, Due 12/13)(6)(7)	10.2	9.3	6.3

				42.7	39.7
VeraSun Energy Corporation (2)	Oil, Gas & Consumable Fuels	Common Stock (2,878,920 shares)(1)(8)		32.4	28.3
Visador Holding Corp.	Building Products	Subordinated Debt (15.0%, Due 2/10)(6)(7)	11.0	9.7	8.3
		Common Stock Warrants (4,284 shares)(1)		0.5	—

				10.2	8.3
WRH, Inc.	Biotechnology	Senior Debt (9.0%, Due 9/13)(7)	25.0	24.8	24.8
		Subordinated Debt (15.0%, Due 7/14)	74.4	73.7	73.7
		Convertible Preferred Stock (2,411,815 shares)(1)		245.2	245.2
		Common Stock (602,954 shares)(1)		60.3	60.3

				404.0	404.0
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (12.2%, Due 12/11 – 12/13)(7)	35.0	34.5	34.5
Zencon Holdings Corporation	Internet Software & Services	Senior Debt (11.4%, Due 5/13)(7)	19.8	19.6	19.6
		Subordinated Debt (15.3%, Due 5/14)(7)	20.2	20.0	20.0
		Convertible Preferred Stock (6,300,000 shares)		11.4	11.4

				51.0	51.0
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)(7)	11.8	11.2	11.2
ZSF/WD Hammond, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)(7)	41.6	39.6	39.6
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	37.9	36.0	36.0
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	34.5	32.8	32.8
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	4.0	3.8	3.8
ZSF/WD Orlando, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	38.4	36.5	36.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
CMBS INVESTMENTS

ACAS CRE CDO 2007-1, Ltd.	Real Estate	Notes (6.0%, Due 11/31 – 11/52)	762.6	197.3	185.6
		Preferred Shares (417,086,292 shares)		24.5	23.1

				221.8	208.7
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates (5.4%, Due 7/17)	116.3	50.5	44.0
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 10/17)	11.1	8.3	6.9
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 7/17)	13.2	10.3	8.7
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 5/17 – 12/19)	37.0	30.9	24.3
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 7/17)	56.7	47.3	39.1
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 7/17)	142.7	62.9	55.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 10/17)	127.1	54.9	48.1

CDO INVESTMENTS

ACAS CLO 2007-1, Ltd.	Diversified Financial	Secured Notes (9.6%, Due 4/21)(7)		8.7	8.7
	Services	Subordinated Notes		25.7	26.8

				34.4	35.5
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares (5,000 shares)		4.0	4.5
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Preference Shares (20,000 shares)		19.7	20.5
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes (15,000 shares)		15.1	15.6
Cent CDO 12 Limited	Diversified Financial Services	Income Notes (26,355,270 shares)		24.8	28.1
Centurion CDO 8 Limited	Diversified Financial Services	Preference Shares (5,000 shares)		3.4	3.4
CoLTs 2005-1 Ltd. (3)	Diversified Financial Services	Preference Shares (360 shares)		6.7	5.6
CoLTs 2005-2 Ltd. (3)	Diversified Financial Services	Preference Shares (34,170,000 shares)		31.5	29.1
Eaton Vance CDO X PLC (3)	Diversified Financial Services	Preference Shares (30 shares)		13.8	14.3
Flagship CLO V	Diversified Financial Services	Preference Shares (15,000 shares)		15.8	16.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Galaxy III CLO, Ltd	Diversified Financial Services	Income Notes (4,000 shares)		2.6	2.6
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes (6,700,000 shares)		6.3	7.0
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Income Notes (0 shares)		6.3	6.3
LightPoint CLO VII, Ltd.	Diversified Financial Services	Income Notes (90 shares)		8.5	8.8
Mayport CLO Ltd.	Diversified Financial Services	Income Notes (14,000 shares)		13.6	14.3
NYLIM Flatiron CLO 2006-1 LTD. (3)	Diversified Financial Services	Preference Shares (10,000 shares)		9.9	9.9
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Income Notes (14,000,000 shares)		14.0	14.6
Vitesse CLO, Ltd.	Diversified Financial Services	Preference Shares (15,00,000 shares)		14.3	15.1
ZAIS Investment Grade Limited IX	Diversified Financial Services	Income Notes (14,500 shares)		13.9	11.0
Subtotal Non-Control / Non-Affiliate Investments (53% of total investment assets and liabilities at fair value)				5,795.4	5,814.0

AFFILIATE INVESTMENTS

Aptara, Inc.	IT Services	Subordinated Debt (17.3%, Due 8/09)(7)	52.1	51.6	51.6
		Redeemable Preferred Stock (16,100 shares)		15.6	15.6
		Convertible Preferred Stock (3,061,225 shares)(1)		10.5	15.4
		Preferred Stock Warrants (175,000 shares)(1)		0.9	0.9

				78.6	83.5
CCRD Operating Company,	Diversified Consumer	Senior Debt (11.0%, Due 6/13)(7)	136.6	135.6	135.6
Inc.	Services	Subordinated Debt (15.0%, Due 6/14)	18.1	17.8	17.8
		Common Stock (876,270 shares)(1)		1.9	14.0

				155.3	167.4
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock (6,591,750 shares)(1)		3.2	3.2
Geosign Corporation (3)	Internet Software &	Subordinated Convertible Debt (6.5%, Due 3/14)	49.8	49.8	49.8
	Services	Convertible Preferred Stock (10,465,573 shares)(1)		78.4	78.4

				128.2	128.2
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock (3,880,150 shares)(1)		6.2	6.2
IS Holdings I, Inc.	Software	Senior Debt (11.9%, Due 6/14)(7)	20.0	19.8	19.8
		Redeemable Preferred Stock (2,772 shares)		3.0	3.0
		Common Stock (1,400,000 shares)(1)		—	3.1

				22.8	25.9
Marcal Paper Mills. Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	—
		Common Stock (146,478 shares)(1)		—	—

				—	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock (15,086,208 shares)(1)		8.8	8.8
NBD Holdings Corp.	Diversified Financial	Senior Subordinated Debt (14.0%, Due 8/13)(7)	44.2	43.6	43.6
	Services	Convertible Preferred Stock (101,072 shares)(1)		11.4	11.4
		Common Stock (760,570 shares)(1)		0.1	0.1

				55.1	55.1
Nivel Holdings, LLC	Distributors	Senior Debt (9.0%, Due 4/11)	1.0	1.0	1.0
		Subordinated Debt (14.9%, Due 4/13 – 4/14)(7)	17.1	16.9	16.9

				17.9	17.9
NPC Holdings, Inc.	Building Products	Senior Debt (12.2%, Due 6/08 – 6/12)(7)	4.9	4.8	4.8
		Subordinated Debt (15.0%, Due 6/13)(7)	8.5	8.4	8.4
		Redeemable Preferred Stock (9,292 shares)		6.2	7.9
		Convertible Preferred Stock (9,583 shares)		1.0	0.2
		Preferred Stock Warrants (30,647 shares)(1)		3.1	0.4
		Common Stock (56 shares)(1)		—	—

				23.5	21.7
Qualitor Component Holdings,	Auto Components	Subordinated Debt (17.0%, Due 12/12)(7)	31.7	31.4	31.4
LLC		Redeemable Preferred Stock (3,150,000 shares)(1)		3.2	0.7
		Common Units (350,000 units)(1)		0.3	—

				34.9	32.1
Radar Detection Holdings	Household Durables	Senior Debt (12.4%, Due 11/12)(7)	13.0	13.0	13.0
Corp		Common Stock (48,856 shares)(1)		0.7	10.1

				13.7	23.1
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (14.0%, Due 9/12)(7)	18.3	18.2	18.2
		Common Stock (7,000 shares)(1)		7.0	0.3

				25.2	18.5
Seroyal Holdings, L.P. (3)	Health Care Equipment & Supplies	Redeemable Preferred Partnership Units (31,548 units)(1)		0.4	0.6
		Partnership Units (114,406 units)(1)		1.0	1.8

				1.4	2.4
Small Smiles Holding Company, LLC	Health Care Providers & Services	Subordinated Debt (14.9%, Due 9/13 – 9/14)(7)	93.8	92.6	92.6
Tymphany Corporation	Electronic Equipment &	Subordinated Debt (8.0%, Due 7/10)	1.1	1.1	1.1
	Instruments	Convertible Preferred Stock (6,306,065 shares)(1)		10.1	0.6

				11.2	1.7
WFS Holding, Inc.	Software	Convertible Preferred Stock (24,500,000 shares)(1)		3.0	4.4
Subtotal Affiliate Investments (6% of total investment assets and liabilities at fair value)				681.6	692.7

CONTROL INVESTMENTS

American Capital, LLC	Capital Markets	Senior Debt (9.8%, Due 9/12)	10.6	10.4	10.4
		Common Membership interest (100% membership interest)		38.8	551.9

				49.2	562.3

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock (707 shares)(1)		17.9	18.1
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		22.1	17.7
Aeriform Corporation	Chemicals	Subordinated Debt (9.3%, Due 5/09)(1)	7.2	6.2	3.7
American Capital Credit Opportunities Fund I, LLC	Diversified Financial Services	Common Stock (100% membership interest)(1)		6.0	6.0
American Driveline Systems,	Commercial Services &	Subordinated Debt (14.0%, Due 8/13 – 8/14)(7)	40.9	40.3	40.3
Inc.	Supplies	Redeemable Preferred Stock (484,334 shares)		34.3	33.9
		Common Stock (154,514 shares)(1)		13.0	13.4
		Common Stock Warrants (244,205 shares)(1)		20.8	38.4

				108.4	126.0
Auxi Health, Inc.	Health Care Providers & Services	Subordinated Debt (14.0%, Due 3/09)(6)	10.1	4.8	2.4
BPWest, Inc.	Energy Equipment &	Subordinated Debt (15.0%, Due 7/12)(7)	8.4	8.4	8.4
	Services	Redeemable Preferred Stock (6,203 shares)		6.9	7.1
		Common Stock (620,362 shares)(1)		—	60.6

				15.3	76.1
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1.5	0.4
Core Business Credit, LLC	Diversified Financial	Common Stock (40,000 shares)(1)		4.0	4.0
	Services	Convertible Preferred Stock (160,000 shares)		16.1	16.1

				20.1	20.1
DanChem Technologies, Inc.	Chemicals	Senior Debt (11.3%, Due 12/10)	14.8	14.8	14.8
		Redeemable Preferred Stock (9,067 shares)(1)		7.6	5.6
		Common Stock (299,403 shares)(1)		1.8	—
		Common Stock Warrants (401,622 shares)(1)		2.2	—

				26.4	20.4
ECA Acquisition Holdings,	Health Care Equipment &	Senior Debt (13.8%, Due 4/10 – 4/12)(7)	18.8	18.6	18.6
Inc.	Supplies	Subordinated Debt (16.5%, Due 4/14)(7)	10.4	10.3	10.3
		Common Stock (700 shares)(1)		13.3	19.0

				42.2	47.9
eLynx Holdings, Inc.	IT Services	Senior Debt (11.6%, Due 9/09 – 9/12)(7)	18.9	18.8	18.8
		Subordinated Debt (15.0%, Due 12/10 – 12/11)(6)(7)	9.1	8.3	1.3
		Redeemable Preferred Stock (21,114 shares)(1)		8.9	—
		Common Stock (11,261 shares)(1)		1.1	—
		Common Stock Warrants (131,280 shares)(1)		13.1	—

				50.2	20.1
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (12.8%, Due 5/11)(6)	9.7	8.8	7.6
		Subordinated Debt (16.8%, Due 5/12 – 5/13)(6)	13.1	10.9	—
		Convertible Preferred Stock (233,201 shares)(1)		11.4	—
		Preferred Stock Warrants (40,000 shares)(1)		—	—

				31.1	7.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
European Capital Limited (2)(3)	Diversified Financial Services	Ordinary Shares (71,504,648 shares)		912.8	1,018.7
European Touch, LTD. II	Commercial Services &	Junior Subordinated Debt (13.0%, Due 12/08)(6)	5.6	4.9	2.4
	Supplies	Senior Subordinated Debt (12.0%, Due 12/08)	10.0	10.0	10.0
		Redeemable Preferred Stock (315 shares)(1)		0.3	0.1
		Common Stock (2,026 shares)(1)		1.1	0.1
		Common Stock Warrants (7,105 shares)(1)		3.7	—

				20.0	12.6
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable	Senior Debt (11.4%, Due 1/17)(7)	42.0	41.6	41.6
	Fuels	Common Stock (70,000 shares)(1)		53.5	65.7

				95.1	107.3
Exstream Holdings, Inc.	Software	Subordinated Debt (15.0%, Due 6/14)(7)	64.5	63.9	63.9
		Convertible Preferred Stock (2,666,990 shares)		272.7	272.7
		Common Stock (666,747 shares)(1)		66.7	66.7

				403.3	403.3
Fosbel Global Services	Commercial Services &	Senior Debt (9.7%, Due 7/10 – 7/11)(7)	35.7	35.3	35.3
(LUXCO) S.C.A (3)	Supplies	Subordinated Debt (15.0%, Due 7/12 – 7/14)(7)	34.0	33.7	33.7
		Redeemable Preferred Stock (22,153,338 shares)(1)		22.1	13.3
		Convertible Preferred Stock (1,824,393 shares)(1)		3.6	—
		Common Stock (130,313 shares)(1)		0.3	—

				95.0	82.3
FreeConferenceroom.com, Inc.	Diversified	Senior Debt (12.0%, Due 4/11 – 5/11)(7)	18.6	18.3	18.3
	Telecommunication	Subordinated Debt (15.0%, Due 5/12)(6)	9.7	8.8	4.5
	Services	Redeemable Preferred Stock (10,873,100 shares)(1)		11.4	—
		Convertible Preferred Stock (2,930,200 shares)(1)		1.2	—
		Common Stock (2,930,200 shares)(1)		1.2	—
		Common Stock Warrants (5,016,028 shares)(1)		—	—

				40.9	22.8
Future Food, Inc.	Food Products	Senior Debt (10.5%, Due 7/10)	16.2	16.1	16.1
		Subordinated Debt (12.4%, Due 7/11 – 7/12)	14.0	12.8	12.8
		Common Stock (64,917 shares)(1)		13.0	0.6
		Common Stock Warrants (6,500 shares)(1)		1.3	0.1

				43.2	29.6
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (13.4%, Due 2/10 – 2/12)(7)	49.5	49.1	49.1
		Subordinated Debt (15.0%, Due 2/13)(7)	31.4	31.0	31.0
		Common Stock (155,513 shares)(1)		18.7	31.1

				98.8	111.2
FV Holdings Corporation	Food Products	Senior Debt (11.5%, Due 6/14)(7)	61.0	60.4	60.4
		Convertible Preferred Stock (350 shares)		17.1	19.2
		Common Stock (150 shares)(1)		7.4	8.2

				84.9	87.8
Halex Holdings Corp.	Construction Materials	Senior Debt (12.3%, Due 7/8 – 10/8)	23.6	23.5	23.5
		Subordinated Debt (15.9%, Due 8/10)	17.4	16.1	16.1
		Redeemable Preferred Stock (25,773,132 shares)(1)		34.2	1.8
		Common Stock (36,338,814 shares)(1)		—	—
		Common Stock Warrants (18,750,000 shares)(1)		—	—

				73.8	41.4

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Hartstrings Holdings Corp.	Textiles, Apparel &	Senior Debt (11.8%, Due 12/10)	13.6	13.3	13.3
	Luxury Goods	Convertible Preferred Stock (10,196 shares)(1)		2.9	0.6
		Common Stock (14,250 shares)(1)		4.8	—

				21.0	13.9
Hospitality Mints, Inc.	Food Products	Senior Debt (13.4%, Due 11/10)(7)	7.3	7.2	7.2
		Subordinated Debt (12.4%, Due 11/11 – 11/12)(7)	18.5	18.3	18.3
		Convertible Preferred Stock (66,638 shares)		14.2	23.0
		Common Stock Warrants (86,817 shares)(1)		0.1	1.4

				39.8	49.9
Kingway Inca Clymer	Building Products	Subordinated Debt (12.3%, Due 4/12)(6)	0.9	0.2	1.0
Holdings, Inc.		Redeemable Preferred Stock (16,461 shares)(1)		11.5	0.7
		Common Stock (9,397 shares)(1)		—	—

				11.7	1.7
Lifoam Holdings, Inc.	Leisure Equipment &	Senior Debt (11.1%, Due 6/08 – 6/10)(7)	42.7	42.6	42.6
	Products	Subordinated Debt (14.2%, Due 6/11– 6/12)(6)(7)	23.2	20.7	12.9
		Redeemable Preferred Stock (6,160 shares)(1)		4.2	—
		Common Stock (14,000 shares)(1)		1.4	—
		Common Stock Warrants (29,304 shares)(1)		2.9	—

				71.8	55.5
LLSC Holdings Corporation	Personal Products	Senior Debt (11.5%, Due 8/12)	6.1	6.1	6.1
		Subordinated Debt (12.0%, Due 8/13)	5.5	5.5	5.5
		Convertible Preferred Stock (9,000 shares)(1)		9.7	9.7
		Common Stock (1,000 shares)(1)		—	—
		Common Stock Warrants (675 shares)(1)		—	—

				21.3	21.3
LVI Holdings, LLC	Commercial Services &	Senior Debt (11.2%, Due 2/10)(7)	3.1	3.1	3.1
	Supplies	Subordinated Debt (18.0%, Due 2/13)(7)	10.6	10.4	10.4

				13.5	13.5
MBT International, Inc.	Distributors	Junior Subordinated Debt (9.0%, Due 5/09)(6)	4.9	2.2	0.9
MW Acquisition Corporation	Health Care Providers &	Senior Subordinated Debt (16.2%, Due 2/13 – 2/14)(7)	24.5	24.2	24.2
	Services	Convetible Preferred Stock (45,647 shares)		17.3	27.4
		Common Stock (61,864 shares)(1)		—	14.2

				41.5	65.8
New Starcom Holdings, Inc.	Construction & Engineering	Senior Debt (12.7%, Due 12/08)(6)	1.8	1.7	—
		Subordinated Debt (12.1%, Due 12/11 – 12/12)(6)(7)	31.7	28.1	—
		Redeemable Preferred Stock (7,000 shares)(1)		6.8	1.1
		Convertible Preferred Stock (22,430 shares)(1)		8.1	—
		Common Stock (70 shares)(1)		—	—

				44.7	1.1
Nspired Holdings, Inc.	Food Products	Senior Debt (9.6%, Due 12/08)	13.5	13.4	13.4
		Senior Debt (10.0%, Due 12/09)(6)	5.4	4.6	2.2
		Redeemable Preferred Stock (17,150 shares)(1)		17.2	—
		Common Stock (11,712,947 shares)(1)		3.5	—

				38.7	15.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Oceana Media Finance, LLC	Commercial Banks	Common Membership Units (175,000 units)(1)		17.5	17.5
PaR Systems, Inc.	Machinery	Subordinated Debt (14.9%, Due 2/10)(7)	9.1	9.1	9.1
		Common Stock (238,855 shares)(1)		0.7	11.5
		Common Stock Warrants (20,444 shares)(1)		—	1.0

				9.8	21.6
Paradigm Precision Holdings,	Aerospace & Defense	Senior Debt (9.2%, Due 4/13)(7)	51.5	51.0	51.0
LLC		Subordinated Debt (15.0%, Due 10/13)(7)	13.7	13.6	13.6
		Common Membership Units (574,547 units)(1)		21.0	21.0

				85.6	85.6
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Subordinated Debt (14.8%, Due 12/13 – 12/14)(7)	28.8	28.5	28.5
		Common Stock (69,159 shares)(1)		13.6	47.4

				42.1	75.9
PHC Sharp Holdings, Inc.	Commercial Services &	Senior Debt (11.7%, Due 12/12)(7)	14.8	14.5	14.5
	Supplies	Subordinated Debt (15.0%, Due 12/14)(7)	15.0	14.8	14.8
		Common Stock (301,231 shares)(1)		3.7	0.6

				33.0	29.9
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (12.7%, Due 6/12)(7)	10.0	9.9	9.9
		Subordinated Debt (14.2%, Due 6/13)(7)	23.2	22.9	22.9
		Redeemable Preferred Stock (43,547 shares)		38.4	38.4
		Common Stock (48,384 shares)(1)		4.7	0.4
		Common Stock Warrants (139,366 shares)(1)		13.9	14.9

				89.8	86.5
Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.6%, Due 7/09)	10.8	10.8	10.8
		Subordinated Debt (8.0%, Due 7/13)	0.7	0.2	0.6
		Common Stock (574,917 shares)(1)		0.1	49.1

				11.1	60.5
Precitech Holdings, Inc.	Machinery	Junior Subordinated Debt (17.0%, Due 12/12)(6)	7.8	3.4	1.3
Ranpak, Inc.	Containers & Packaging	Subordinated Debt (13.6%, Due 5/14 – 5/15)(7)	106.3	105.0	105.0
		Redeemable Preferred Stock (57,061 shares)		39.8	39.8
		Common Stock (126,797 shares)(1)		12.7	24.8
		Common Stock Warrants (379,379 shares)(1)		37.9	93.6

				195.4	263.2
Reef Point Systems, Inc.	Communications Equipment	Convertible Preferred Stock (102,824,166 shares)(1)		14.0	10.3
Resort Funding Holdings, Inc.	Diversified Financial	Senior Debt (13.6%, Due 4/10)	10.6	10.6	10.6
	Services	Common Stock (700 shares)(1)		24.1	24.1

				34.7	34.7
Sixnet, LLC	Electronic Equipment &	Senior Debt (12.2%, Due 6/13)(7)	31.0	30.7	30.7
	Instruments	Membership Units (339 units)(1)		1.9	7.6

				32.6	38.3
SMG Holdings, Inc.	Hotels, Restaurants &	Senior Debt (8.3%, Due 7/14)	6.0	6.0	6.0
	Leisure	Subordinated Debt (12.4%, Due 6/15)(7)	113.7	112.6	112.6
		Convertible Preferred Stock (1,322,843 shares)		135.5	135.5
		Common Stock (330,711 shares)(1)		33.1	33.1

				287.2	287.2

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Specialty Brands of America,	Food Products	Subordinated Debt (12.3%, Due 5/14)(7)	33.2	32.9	32.9
Inc.		Redeemable Preferred Stock (146,512 shares)		8.3	8.3
		Common Stock (153,906 shares)(1)		2.7	4.4
		Common Stock Warrants (68,225 shares)(1)		1.7	8.7

				45.6	54.3
Stravina Holdings, Inc.	Personal Products	Senior Debt (12.5%, Due 7/08 – 4/11)(6)	46.1	41.3	1.8
		Subordinated Debt (18.5%, Due 2/11)(6)	6.7	4.6	—
		Redeemable Preferred Stock (5,673,617 shares)(1)		3.8	—
		Common Stock (57,225 shares)(1)		—	—

				49.7	1.8
UFG Real Estate Holdings, LLC	Real Estate	Common Membership (70 shares)(1)		—	1.3
Unwired Holdings, Inc.	Household Durables	Senior Debt (12.7%, Due 6/11)	9.0	7.7	8.8
		Subordinated Debt (14.3%, Due 6/11 – 6/13)(6)	19.2	14.5	0.9
		Redeemable Preferred Stock (12,740 shares)(1)		12.7	—
		Preferred Stock Warrants (39,690 shares)(1)		—	—
		Common Stock (126,001 shares)(1)		1.3	—
		Common Stock Warrants (439,205 shares)(1)		—	—

				36.2	9.7
VP Acquisitions Holdings,	Health Care Equipment	Subordinated Debt (14.5%, Due 10/13 – 10/14)(7)	18.9	18.6	18.6
Inc.	& Supplies	Common Stock (23,750 shares)(1)		29.7	46.4

				48.3	65.0
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.6%, Due 10/09)(7)	5.0	4.9	4.9
		Redeemable Preferred Membership Units (4,558,400 units)(1)		4.8	4.8
		Common Membership Units (33,175 units)(1)		2.3	2.0

				12.0	11.7
WIS Holding Company, Inc.	Commercial Services &	Subordinated Debt (14.8%, Due 1/14 – 1/15)(7)	97.9	97.0	97.0
	supplies	Convertible Preferred Stock (844,618 shares)		89.4	96.3
		Common Stock (211,156 shares)(1)		21.1	24.0

				207.5	217.3
WSACS RR Holdings LLC	Real Estate	Common Stock (362,130 shares)(1)		0.4	0.4
Subtotal Control Investments (40% of total investment assets and liabilities at fair value)				3,831.3	4,459.0

DERIVATIVE AGREEMENTS

BMO Financial Group	Interest Rate Swaption – Pay Floating/ Receive Fixed	1 Contract (5.5%, Expiring 2/13)	$22.9	$—	$0.3
Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (4.6%, Expiring 4/12)	530.0	—	1.5
Citibank, N.A.	Interest Rate Swaption – Pay Floating/ Receive Fixed	1 Contract (4.6%, Expiring 4/12)	40.0	—	0.4
Credit Suisse International	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contracts (4.7%, Expiring 9/15)	73.3	0.9	0.6
HSBC Bank USA, National Association	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (4.7%, Expiring 8/15)	36.7	0.4	0.3

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2007

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contracts (4.5%, Expiring 1/14)	214.0	—	5.1
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)				1.3	8.2
Total Investment Assets				$10,309.6	$10,973.9

DERIVATIVE AGREEMENTS

BMO Financial Group	Interest Rate Swap – Pay Fixed/ Receive Floating	5 Contract (5.4%, Expiring 2/13 – 5/17)	$479.9	$—	$(10.8)
Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	3 Contract (5.2%, Expiring 5/16 – 11/19)	235.8	—	(4.2)
Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	2 Contract (5.1%, Expiring 8/16 – 8/19)	339.7	—	(3.2)
Citibank, N.A.	Foreign Exchange Swap – Pay Euros / Receive GBP	1 Contract (Expiring 2/11)	—	—	(0.1)
Credit Suisse International	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.8%, Expiring 6/17)	26.1	—	(1.6)
WestLB AG	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.8%, Expiring 6/17)	55.0	—	(3.3)
Fortis Financial Services LLC	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.7%, Expiring 7/17)	22.3	—	(0.9)
UniCredit Group	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.7%, Expiring 7/17)	66.0	—	(2.3)
Total Investment Liabilities (less than 1% of total investment assets and liabilities at fair value)				$—	$(26.4)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.
(8)	Shares are non-registered as of September 30, 2007.

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

We are the sole shareholder of American Capital Financial Services, Inc. (“ACFS”). Through ACFS, we provide advisory, management and other services to businesses, principally our portfolio companies. We are also the sole member of American Capital, LLC. American Capital, LLC was formed in the second quarter of 2007 as a parent holding company to hold all American Capital owned third party alternative asset fund managers. Accordingly, American Capital, LLC is parent to European Capital Financial Services (Guernsey) Limited (“ECFS”), American Capital Asset Management, LLC (“ACAM”), American Capital Equity Management, LLC (“ACEM”) and American Capital CRE Management, LLC. American Capital, LLC is treated as a portfolio company investment and carried at a fair value of $562 million on the accompanying balance sheet at September 30, 2007.

We, along with American Capital, LLC, are headquartered in Bethesda, Maryland, and have offices in Boston, Chicago, Dallas, Los Angeles, New York, Palo Alto, Philadelphia, Providence, San Francisco, London, Paris, Frankfurt and Madrid.

Note 3. Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies (the “Investment Company Guide”), we are precluded from consolidating any entity other than another investment company. An exception to the guidance in

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

the Investment Company Guide occurs if the investment company has an investment in a controlled operating company that provides services to the investment company. Our consolidated financial statements include the accounts of controlled operating companies if all or substantially all of the services provided by these operating companies are to us or to portfolio companies in which we hold substantially all of the ownership interests. ACFS is a consolidated operating company as it is considered to provide all or substantially all of its services to American Capital. If our ownership interest in a portfolio company that a consolidated operating company manages or provides services to were to decrease, the operating subsidiary may no longer be considered to provide substantially all of its services directly or indirectly to us, resulting in the deconsolidation of such operating subsidiary at that time. In addition, if a consolidated operating company were to begin providing services to third parties, the operating subsidiary may no longer be considered to provide substantially all of its services directly or indirectly to us, resulting in the deconsolidation of such operating subsidiary at that time. Our investments in other investment companies or funds are recorded as investments in the accompanying interim consolidated financial statements and are not consolidated.

During the second quarter of 2007, we transferred the ownership of our wholly-owned fund managers, ECFS, ACAM and ACEM, to American Capital, LLC, our newly created wholly-owned portfolio company, through which we conduct our third party alternative asset fund management business.

American Capital’s consolidated financial statements had previously included the accounts of ECFS as all or substantially all of ECFS’ services were provided indirectly to American Capital through European Capital Limited (“ECAS”), a controlled portfolio company in which we had a significant ownership interest. As a result of the ECAS initial public offering (“IPO”) in May 2007 (See Note 12), American Capital’s ownership interest in ECAS was diluted and ECFS was no longer considered to be providing substantially all of its services directly or indirectly to us or our portfolio companies. As a result, in accordance with our consolidation policy and GAAP, ECFS was deconsolidated prospectively during the second quarter of 2007 and is recorded at fair value on our balance sheet as part of the fair value of American Capital, LLC, ECFS’ parent and our portfolio investment. During the second quarter of 2007, we recognized appreciation of $493 million for our investment in American Capital, LLC, the value of which primarily consisted of the appreciation associated with ECFS, which was for the first time accounted for as a portfolio company at fair value in connection with its deconsolidation. This appreciation of ECFS occurred over the period since its inception in the fourth quarter of 2005.

We also have wholly-owned affiliated statutory trusts that were established to facilitate secured borrowing arrangements whereby assets were transferred to the affiliated statutory trusts and notes were sold by the trust. These transfers of assets to the trusts are treated as secured borrowing arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”), and our interim consolidated financial statements include the accounts of our affiliated statutory trusts established for secured financing arrangements. We also have established trusts to fund deferred compensation plans for employees. Our interim consolidated financial statements include the accounts of these trusts. All intercompany accounts have been eliminated in consolidation.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We did not early adopt SFAS No. 159. We do not anticipate electing the fair value option for eligible assets and liabilities not currently required to be measured at fair value at the effective date of the Statement.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also provides guidance regarding a fair value hierarchy that prioritizes information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We will adopt SFAS No. 157 in the first quarter of 2008. SFAS No. 157 defines fair value in terms of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). Prior to SFAS No. 157, fair value was defined as the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Our current valuation practice for investments recently originated or acquired is to consider our initial cost basis or total purchase price (the “entry price”) in determining fair value. However, under SFAS 157 we may no longer be permitted to consider our entry price in determining fair value of recently originated or acquired investments. Management is continuing to assess the impact on our financial statements of adopting SFAS No. 157. Adoption of this change in valuation guidance could have a material effect on our consolidated financial statements. However, the actual impact on our consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit. The FASB has formed a resource group (Valuation Resource Group (“VRG”)) to address implementation issues surrounding fair value measurements used for financial reporting purposes under SFAS No. 157. Based on the VRG’s recommendations, the FASB may issue additional or more specific guidance that may provide clarification to the current interpretations of the valuation guidance provided in SFAS No. 157.

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

Note 5. Investments

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities for which we do not have a controlling interest that are publicly traded are valued at the closing price on the valuation date. For securities of companies that are publicly traded for which we have a controlling interest, the value is based on the closing price on the valuation date plus a control premium. We have a controlling interest in ECAS, a publicly traded investment company (See Note 12), which values its investments at fair value and therefore its net asset value reflects the fair value of its investments. As of September 30, 2007, the stock of ECAS was trading at below its net asset value per share of €9.71 per share. The purchaser of the controlling interest has the ability to realize the net asset value and take advantage of synergies and other benefits that flow from control over ECAS, including access to its related portfolio companies, were significant factors in determining the control premium to apply to the closing price of ECAS in determining the fair value of ECAS at September 30, 2007, on a control basis.

For securities of companies that are not publicly traded, or for which there are various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company, including any investment company that is a portfolio company, issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. For recently originated or acquired investments, we generally consider our entry price (which is the initial cost of the investment including transaction costs) in determining fair value. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will have a minimum value so that the sum of the detachable equity warrant and the discounted debt security equal the face value of the debt security.

On October 5, 2007, we entered into a Purchase and Sale Agreement to sell approximately 17% of our equity investments in 80 portfolio companies (See Note 14). The sale of the equity securities closed in the fourth

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

quarter of 2007 and the agreed-upon sales price was based on 97% of the fair value of the equity securities as of June 30, 2007, and, for those investments originated subsequent to June 30, 2007, at 97% of their cost basis. In determining the fair value as of September 30, 2007 of the securities sold as part of this transaction, we valued the securities sold in the fourth quarter of 2007 based on the sales price. In determining the fair value of the remaining 83% of the equity securities retained by us, we valued these investments based on our standard valuation methodologies as outlined above.

We value our investments in CDOs and CMBS by discounting the forecasted cash flows of the investment. Cash flow forecasts are subject to assumptions regarding the investments’ underlying collateral. Cash flow forecasts are discounted using market yields which are derived through analysis of multiple sources of information including, but not limited to, counterparty quotes, recent investments and securities with similar structure and risk characteristics.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of September 30, 2007 and December 31, 2006, the fair value of 100% of our investments were estimated and determined in good faith by our Board of Directors because the investments were not publicly traded on an active market, the investments had various degrees of trading restrictions, or the investments were controlling interests in publicly traded securities.

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

As of September 30, 2007 and December 31, 2006, loans on non-accrual status were $309 million and $183 million, respectively, calculated as the cost plus unamortized OID. As of September 30, 2007, there were no loans greater than three months past due. As of December 31, 2006, loans, excluding loans on non-accrual status, with a principal balance of $12 million, were greater than three months past due.

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

The composition summaries of our investment portfolio as of September 30, 2007 and December 31, 2006 at cost and fair value as a percentage of total investments, excluding derivative agreements, are shown in the following table:

	September 30, 2007	December 31, 2006
COST
Senior debt	30.4%	32.8%
Subordinated debt	24.8%	28.2%
Preferred equity	19.7%	15.1%
Common equity	15.6%	12.5%
CMBS securities	4.7%	6.3%
CDO securities	2.7%	2.2%
Equity warrants	2.1%	2.9%

	September 30, 2007	December 31, 2006
FAIR VALUE
Senior debt	28.1%	31.1%
Common equity	22.3%	15.1%
Subordinated debt	22.0%	26.3%
Preferred equity	18.1%	15.2%
CMBS securities	4.0%	6.1%
Equity warrants	3.0%	4.0%
CDO securities	2.5%	2.2%

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

	September 30, 2007	December 31, 2006
COST
Diversified Financial Services	14.2%	13.2%
Commercial Services & Supplies	10.1%	14.3%
Real Estate	6.8%	6.6%
Software	5.4%	1.6%
Internet & Catalog Retail	4.5%	2.8%
Food Products	4.5%	5.8%
Household Durables	4.4%	3.7%
Diversified Consumer Services	4.2%	4.0%
Biotechnology	3.9%	0.0%
Health Care Providers & Services	3.6%	6.1%
Health Care Equipment & Supplies	3.4%	4.7%
Hotels, Restaurants & Leisure	3.2%	0.0%
Construction & Engineering	3.1%	3.9%
Electrical Equipment	3.1%	4.2%
Containers & Packaging	2.4%	3.8%
Auto Components	2.1%	3.8%
Building Products	1.9%	2.8%
Internet Software & Services	1.8%	0.1%
IT Services	1.6%	1.7%
Oil, Gas & Consumable Fuels	1.6%	1.5%
Computers & Peripherals	1.5%	1.2%
Leisure Equipment & Products	1.3%	3.1%
Electronic Equipment & Instruments	1.3%	0.8%
Energy Equipment & Services	1.3%	1.5%
Pharmaceuticals	1.1%	1.5%
Personal Products	1.0%	1.2%
Other	6.7%	6.1%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	September 30, 2007	December 31, 2006
FAIR VALUE
Diversified Financial Services	14.4%	14.3%
Commercial Services & Supplies	9.8%	14.6%
Real Estate	5.9%	6.4%
Capital Markets	5.1%	0.0%
Software	5.1%	1.6%
Diversified Consumer Services	4.4%	4.1%
Internet & Catalog Retail	4.2%	2.7%
Household Durables	4.0%	3.0%
Electrical Equipment	3.8%	5.0%
Food Products	3.7%	5.2%
Health Care Providers & Services	3.7%	6.0%
Biotechnology	3.7%	0.0%
Health Care Equipment & Supplies	3.5%	4.9%
Hotels, Restaurants & Leisure	3.0%	0.0%
Construction & Engineering	2.6%	3.8%
Containers & Packaging	2.5%	4.0%
Energy Equipment & Services	1.9%	1.8%
Auto Components	1.9%	3.6%
Building Products	1.9%	2.7%
Internet Software & Services	1.7%	0.2%
Oil, Gas & Consumable Fuels	1.6%	2.7%
Computers & Peripherals	1.5%	1.4%
Aerospace & Defense	1.3%	0.4%
IT Services	1.3%	1.7%
Electronic Equipment & Instruments	1.2%	0.8%
Pharmaceuticals	1.1%	1.3%
Other	5.2%	7.8%

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

	September 30, 2007	December 31, 2006
COST
Mid-Atlantic	21.1%	17.3%
Southwest	21.9%	25.3%
Northeast	13.4%	10.9%
Southeast	14.8%	18.1%
International	13.1%	11.0%
South-Central	9.2%	9.6%
North-Central	5.8%	7.1%
Northwest	0.7%	0.7%

	September 30, 2007	December 31, 2006
FAIR VALUE
Mid-Atlantic	25.4%	17.8%
Southwest	20.2%	24.2%
Southeast	13.7%	17.4%
International	13.0%	11.7%
Northeast	12.3%	10.2%
South-Central	9.3%	10.7%
North-Central	5.5%	7.4%
Northwest	0.6%	0.6%

Note 6. Borrowings

Our debt obligations consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Secured revolving credit facility, $1,250 million commitment	$728	$669
Unsecured revolving credit facility, $1,565 million commitment	433	893
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	26	24
Unsecured debt due through September 2011	167	167
Unsecured debt due October 2012	547	—
Unsecured debt due October 2020	75	75
TRS Facility	—	296
ACAS Business Loan Trust 2004-1 asset securitization	349	410
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	492	—
ACAS Business Loan Trust 2007-2 asset securitization	338	—

Total	$4,547	$3,926

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The daily weighted average debt balance for the three months ended September 30, 2007 and 2006 was $5,016 million and $3,413 million, respectively. The daily weighted average debt balance for the nine months ended September 30, 2007 and 2006 was $4,542 and $2,846, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, was 6.3% and 6.5% for the three months ended September 30, 2007 and 2006, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2007 and 2006 was 6.3% and 6.2%, respectively. We are currently in compliance with all of our debt covenants.

Secured Revolving Credit Facility

In October 2007, we amended the secured revolving credit facility to extend the facility’s termination date to October 2008 and increase the lenders’ commitment thereunder to $1,300 million. As amended, our ability to make draws under the facility expires one business day before the termination date. If the facility is not extended before the termination date, any principal amounts then outstanding will be amortized over a 24-month period from the termination date to October 2010.

Public Debt Offering

In July 2007, we completed a public offering of $550 million of senior unsecured notes for net proceeds of $547 million, net of underwriters’ discounts. The notes bear interest at a fixed rate of 6.85% and mature in August 2012. Interest payments are due semi-annually on February 1 and August 1 and all principal is due on maturity. The notes were rated Baa2, BBB and BBB by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. If the ratings of the notes from at least two of the rating agencies are decreased, the interest rate on the notes would increase by 25 basis points for each rating decrease up to a maximum of 100 basis points. If at least two of the rating agencies then subsequently increase the ratings of the notes, the interest rate on the notes would decrease by 25 basis points for each rating increase not to fall below the initial interest rate of 6.85%. If at least two rating agencies cease to provide ratings for the notes, any increase or decrease necessitated by a reduction or increase in the rating by the remaining rating agency shall be twice the percentages set forth above. The indenture contains various covenants, including a covenant that we will maintain an asset coverage, as defined in the 1940 Act, of at least 200%. The notes may be redeemed by us in whole or in part, together with an interest premium, as stipulated in the note agreement.

Unsecured Revolving Facility

In May 2007, we replaced our $900 million unsecured revolving credit facility with a new $1,565 million unsecured revolving credit facility with a syndicate of lenders. The facility may be expanded through new or additional commitments up to $1,815 million in accordance with the terms and conditions set forth in the related agreement. The ability to make draws under the revolving facility expires in May 2012. Interest on borrowings under the facility is charged at either (i) LIBOR plus the applicable percentage at such time, currently 90 basis points, or (ii) the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus 50 basis points. We are also charged an unused commitment fee of 0.125% per annum. The agreement contains various covenants, including limits on annual corporate capital expenditures, maintaining an unsecured debt rating equal or greater than BB, a minimum net worth and asset coverage ratios.

Total Return Swap Facility

In March 2007, our total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. was temporarily increased from $350 million to $500 million through May 30, 2007. On May 30, 2007, the temporary increase to $500 million was extended to the earlier of the closing of the ACAS CRE CDO 2007-1, Ltd. transaction or August 31, 2007. In July 2007, as a result of the closing of the ACAS CRE CDO 2007-1, Ltd. transaction, the TRS Facility was reduced to $300 million.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Securitizations

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Through February 2008, BLT 2007-2 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2007-2 Notes. After such time, principal payments on the 2007-2 Notes will generally be applied pro rata to each class of 2007-2 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes, the Class E notes and the Class F notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The loans are secured by loans from our portfolio companies with a principal balance of approximately $500 million. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted net operating income per share	$153	$110	$420	$312

Numerator for basic and diluted net earnings per share	$21	$132	$943	$584

Denominator for basic weighted average shares	186.8	141.6	168.3	131.7
Employee stock options and awards	2.3	1.5	2.9	1.0
Shares issuable under forward sale agreements	0.2	0.2	0.2	0.2

Denominator for diluted weighted average shares	189.3	143.3	171.4	132.9

Basic net operating income per common share	$0.82	$0.78	$2.50	$2.37
Diluted net operating income per common share	$0.81	$0.77	$2.45	$2.35
Basic net earnings per common share	$0.11	$0.93	$5.60	$4.44
Diluted net earnings per common share	$0.11	$0.92	$5.50	$4.39

Note 8. Segment Data

Reportable segments are identified by management based on our organizational structure and the business activities from which we earn income. We have determined that we have two primary lines of business: 1) Investing and 2) Asset Management and Advisory.

We derive the majority of our operating income and net operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of private and public companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management and Advisory segment provides management services to both our portfolio company investments and third party alternative asset funds. Our Asset Management and Advisory segment includes financial advisory services provided to our portfolio companies and includes both fees for portfolio company management for providing advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management and Advisory Segment also includes our third party alternative asset fund management business, which may be conducted through consolidated operating subsidiaries or wholly-owned portfolio companies. As of September 30, 2007, all of our third party alternative asset fund management services in our Asset Management and Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. Prior to the second quarter of 2007, our third party alternative asset fund management services were conducted through both ECFS, which was deconsolidated in the second quarter of 2007 (See Note 3), and wholly-owned portfolio companies. To the extent American Capital, LLC declares regular quarterly dividends of its quarterly net operating income to us, such dividends would be included in our Asset Management and Advisory segment as dividend income. The results for our Asset Management and Advisory segment also include the realized gain (loss) and unrealized appreciation (depreciation) of such wholly-owned portfolio companies.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for the three months ended September 30, 2007:

	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$259	$9	$268
Fee and other income	7	35	42

Total operating income	266	44	310

Interest	79	—	79
Salaries, benefits and stock-based compensation	22	37	59
General and administrative	12	13	25

Total operating expenses	113	50	163

Operating income (loss) before income taxes	153	(6)	147
Benefit for income taxes	—	6	6

Net operating income	153	—	153

Net realized gain on investments	71	—	71
Net unrealized depreciation of investments	(203)	—	(203)

Net increase in net assets resulting from operations	$21	$—	$21

The following table presents segment data for the nine months ended September 30, 2007:

	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$684	$38	$722
Fee and other income	13	151	164

Total operating income	697	189	886

Interest	214	—	214
Salaries, benefits and stock-based compensation	57	120	177
General and administrative	33	39	72

Total operating expenses	304	159	463

Operating income before income taxes	393	30	423
Benefit (provision) for income taxes	(6)	3	(3)

Net operating income	387	33	420

Net realized gain on investments	170	—	170
Net unrealized (depreciation) appreciation of investments	(140)	493	353

Net increase in net assets resulting from operations	$417	$526	$943

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for the three months ended September 30, 2006:

	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$180	$—	$180
Fee and other income	5	46	51

Total operating income	185	46	231

Interest	55	—	55
Salaries, benefits and stock-based compensation	13	28	41
General and administrative	8	11	19

Total operating expenses	76	39	115

Operating income before income taxes	109	7	116
Provision for income taxes	(3)	(3)	(6)

Net operating income	106	4	110

Net realized gain on investments	52	—	52
Net unrealized depreciation of investments	(30)	—	(30)

Net increase in net assets resulting from operations	$128	$4	$132

The following table presents segment data for the nine months ended September 30, 2006:

	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$467	$—	$467
Fee and other income	14	135	149

Total operating income	481	135	616

Interest	132	—	132
Salaries, benefits and stock-based compensation	32	71	103
General and administrative	21	30	51

Total operating expenses	185	101	286

Operating income before income taxes	296	34	330
Provision for income taxes	(3)	(15)	(18)

Net operating income	293	19	312

Net realized gain on investments	118	—	118
Net unrealized appreciation of investments	153	—	153
Cumulative effect of accounting change, net of tax	—	1	1

Net increase in net assets resulting from operations	$564	$20	$584

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 9. Commitments

As of September 30, 2007, we had commitments under loan and financing agreements to fund up to $600 million to 59 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

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

Based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met the recognition or measurement criteria of FIN 48. We did not have any unrecognized tax benefits as of January 1, 2007 or September 30, 2007.

Although we file federal and state tax returns, our major tax jurisdiction is federal for American Capital and ACFS. The 2003 through 2005 federal tax years for American Capital and ACFS remain subject to examination by the IRS.

We operate to qualify as a RIC under Subchapter M of the Code. Our tax year ends on September 30. If we continue to qualify as a RIC we will not be subject to federal income tax on the portion of our investment company ordinary taxable income and long-term capital gains we distribute to our stockholders.

As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary taxable income and long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to stockholders by the last day of the subsequent tax year. Accordingly, dividends declared by June 15, 2008, the extended due date of our return, and paid by September 30, 2008, will be comprised of a portion of our ordinary income and all of our long-term capital gain income from the tax year ended September 30, 2007.

For the tax year ended September 30, 2007, we had net long-term capital gains of $142 million that we will distribute to our stockholders as dividends by September 30, 2008. For the tax year ended September 30, 2006, we had net long-term capital gains of $43 million. In the fourth quarter of 2006, we elected to retain these long-term capital gains and treat as a deemed distribution to our shareholders. In order to make the election to retain capital gains, we incurred and paid a federal tax on behalf of our shareholders of $15 million in the fourth quarter of 2006.

We are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income in any calendar year and 98% of our taxable long-term capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar year ended December 31, 2006 and the one-year period ending October 31, 2006, we did not distribute at least 98% of our ordinary taxable income and long-term capital gains, respectively, and paid the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

4% excise tax. The undistributed ordinary taxable income and long-term capital gains from our 2006 excise tax year totaled $147 million. For our 2007 excise tax year, we do not expect to distribute at least 98% of the total of our ordinary taxable income and long-term capital gains, including our undistributed taxable income from the 2006 excise tax year, and we would pay the 4% excise tax on such amount. For the three and nine months ended September 30, 2007, we accrued $0 million and $6 million, respectively, of excise tax attributable to undistributed ordinary taxable income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2006, we accrued $2 million and $3 million, respectively, of excise tax attributable to undistributed ordinary taxable income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. In addition, for the three months ended September 30, 2007, we accrued $4 million of excise tax attributable to undistributed long-term capital gains, which is included in net realized gains on the accompany consolidated statements of operations.

Note 11. Shareholders’ Equity

Our common stock activity for the nine months ended September 30, 2007 and 2006 was as follows:

	September 30, 2007	September 30, 2006
Common stock outstanding at beginning of period	147.6	118.9
Issuance of common stock	39.0	26.7
Issuance of common stock under stock option plans	0.8	0.6
Issuance of common stock under dividend reinvestment plan	0.8	0.7
Deconsolidation of stock held in deferred compensation trusts	0.7	—
Distribution of common stock held in deferred compensation trusts	0.8	(0.1)
Purchase of common stock held in deferred compensation trusts	(1.9)	(3.0)

Common stock outstanding at end of period	187.8	143.8

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Equity Offerings

For the nine months ended September 30, 2007 and 2006, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the nine months ended September 30, 2007 and 2006:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
September 2007 public offering	0.9	$34	$37.63
Issuances under June 2007 Forward Sale Agreements	2.9	126	43.16
June 2007 public offering	17.4	748	43.02
June 2007 direct offering	0.2	11	46.47
Issuances under March 2007 Forward Sale Agreements	6.0	259	43.17
Issuances under January 2007 Forward Sale Agreements	2.0	88	43.84
March 2007 public offering	4.4	187	43.03
January 2007 public offering	5.2	231	44.11

Total for the nine months ended September 30, 2007	39.0	$1,684	$43.14

July 2006 public offering	3.0	$100	$32.78
Issuance under April 2006 Forward Sale Agreements	4.0	133	33.38
April 2006 public offering	9.8	333	33.99
February 2006 public offering	1.0	36	36.10
Issuance under January 2006 Forward Sale Agreements	4.0	137	34.31
January 2006 public offering	0.6	21	34.84
Issuances under November 2005 Forward Sale Agreements	3.5	125	35.66
Issuances under September 2005 Forward Sale Agreements	0.8	26	34.82

Total for the nine months ended September 30, 2006	26.7	$911	$34.15

In September 2007, we entered into forward sale agreements (the “September 2007 Forward Sale Agreements”) to sell 6.0 million shares of common stock. In connection with the September 2007 Forward Sale Agreements, the counterparties, or forward purchasers, to the agreements, borrowed 6.0 million shares of common stock from third party market sources and then sold the shares to the public. Pursuant to the September 2007 Forward Sale Agreements, we must sell to the forward purchasers 6.0 million shares of our common stock generally at such times as we elect over a one-year period. The September 2007 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the September 2007 Forward Sale Agreements through termination in September 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $37.63 per share, which was the public offering price of shares of our common stock less the underwriting discount. The September 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.96, $0.98, $1.00 and $1.02 on each of December 7, 2007, March 7, 2008, June 13, 2008 and September 12, 2008, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The September 2007 Forward Sale Agreements are considered equity instruments that are initially measured at a

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

fair value of zero and reported in permanent equity. As of September 30, 2007, there were 6.0 million shares available under the September 2007 Forward Sale Agreements at a forward price of $37.71.

In June 2007, we entered into forward sale agreements (the “June 2007 Forward Sale Agreements”) to sell 5.0 million shares of common stock. In connection with the June 2007 Forward Sale Agreements, the counterparties, or forward purchasers, to the agreements, borrowed 5.0 million shares of common stock from third party market sources and then sold the shares to the public. Pursuant to the June 2007 Forward Sale Agreements, we must sell to the forward purchasers 5.0 million shares of our common stock generally at such times as we elect over a one-year period. The June 2007 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the June 2007 Forward Sale Agreements through termination in June 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $43.02 per share, which was the public offering price of shares of our common stock less the underwriting discount. The June 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.92, $0.96, $0.98 and $1.00 on each of September 7, 2007, December 7, 2007, March 7, 2008 and June 13, 2008, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The June 2007 Forward Sale Agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of September 30, 2007, there were 2.1 million shares available under the June 2007 Forward Sale Agreements at a forward price of $42.66.

As of September 30, 2007, all other forward sale agreements had been fully settled.

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

Prior to the IPO, American Capital’s investment in ECAS consisted of 52.1 million participating preferred shares and warrants held by ECFS to purchase 18.75 million participating preferred shares. Prior to the IPO, ECFS exercised its warrant to purchase 18.75 million participating preferred shares for an exercise price of €9.50 per share, or €178 million ($242 million), and assigned the shares to American Capital. As a result of the IPO, the warrant agreement was terminated, and ECFS will not receive any future warrants. The 18.75 million participating preferred shares received upon the assignment from ECFS and our existing 52.1 million participating preferred shares were redesignated as ordinary shares as part of the capital reorganization that took effect upon the closing of the IPO. As a result of the IPO, our ownership interest in ECAS was reduced to a 65% controlling ownership interest. Subsequent to the IPO, American Capital purchased an additional $8 million of ordinary shares in the open market increasing its ownership in ECAS to 66% with a cost basis of $913 million and fair value of $1,019 million as of September 30, 2007.

Due to the dilution of our ownership interest in ECAS as a result of the IPO, ECFS, the investment manager of ECAS, is no longer considered to be providing substantially all of its services directly or indirectly to American Capital or its portfolio companies. As a result, in accordance with our consolidation policy and GAAP,

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

ECFS was deconsolidated prospectively during the second quarter of 2007 and is recorded at fair value on our balance sheet as part of the fair value of American Capital, LLC, ECFS’ parent and our portfolio investment. During the second quarter of 2007, we recognized appreciation of $493 million for our investment in American Capital, LLC, the value of which primarily consisted of the appreciation associated with ECFS, which was for the first time accounted for as a portfolio company at fair value. This appreciation of ECFS occurred over the period since its inception in the fourth quarter of 2005.

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

In connection with the termination of the old management agreement, ECFS received a €10 million ($13 million) cash termination payment. In addition, prepaid management fees paid to ECFS under the old investment management agreement of €6 million ($8 million) related to prepaid cost reimbursements were accounted for by ECFS as an additional termination fee. These amounts were recorded as deferred revenue by American Capital, LLC, the parent of ECFS, and are being amortized into income by American Capital, LLC over four years, the minimum service period required by ECFS under the new investment management agreement. It is expected that American Capital, LLC will declare a quarterly dividend of its quarterly net operating income to us, to the extent available, which will include the amortization of this deferred revenue.

Note 13. Asset Sales

In the third quarter of 2007, we sold our investments in 121 subordinated tranches of bonds in 22 CMBS trusts to ACAS CRE CDO 2007-1, Ltd. (“ACAS CRE CDO”), a new commercial real estate collateralized debt obligation trust. Our cost basis in the CMBS bonds sold to ACAS CRE CDO was $642 million with a principal balance of $1.2 billion. Third party investors in ACAS CRE CDO purchased AAA through A- bonds for a total purchase price of $411 million with a principal balance of $412 million. We purchased investment grade and non-investment grade notes and preferred shares of ACAS CRE CDO for a total purchase price of $215 million with a principal balance of $763 million. In accordance with SFAS No. 140, the securities that we purchased are considered to be beneficial interests in the sold CMBS bonds that are retained by us. The beneficial interests that continue to be held by us were measured at the date of transfer by allocating the previous carrying amount of the sold CMBS bonds between the ACAS CRE CDO notes sold to third parties and the ACAS CRE CDO notes and preferred shares that we continue to hold based on their relative fair values. To the extent available, the fair values were based on the purchase price paid by third parties. If not available, the fair values were based on a discounted cash flow analysis utilizing loss assumptions based on historical experience and a discount rate representative of a comparable yield for a similar security.

American Capital CRE Management, LLC, a wholly-owned subsidiary of American Capital, LLC, serves as the collateral manager for ACAS CRE CDO in exchange for an annual senior management fee of 7.5 basis points and a subordinate fee of 7.5 basis points. In accordance with SFAS 140, the fair value of the collateral management agreement estimated to be $2 million was included as additional sale proceeds and treated as being contributed to American Capital, LLC increasing our cost basis in that portfolio investment.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

We recorded a net realized loss of $22 million in the third quarter of 2007 related to this transaction.

Note 14. Subsequent Events

On October 5, 2007, we entered into a Purchase and Sale Agreement with American Capital Equity II, LP (“ACE II”) for the sale of approximately 17% of our equity investments (other than warrants associated with debt investments) in 80 portfolio companies for an aggregate purchase price of $488 million, subject to adjustment on December 31, 2007 if the aggregate fair value of the 80 portfolio companies has decreased below the aggregate purchase price. ACE II is a newly established private equity fund with $585 million of equity commitments from third party investors. The remaining $97 million commitment will be used to fund follow-on investments in the 80 portfolio companies. The purchase price is 3% below the fair value of the equity securities as of June 30, 2007 and for those investments originated subsequent to June 30, 2007, 3% below their cost basis.

A subsidiary of American Capital, LLC will manage ACE II in exchange for a 2% annual management fee on the cost basis of the assets of the fund and a 10% to 30% carried interest in the net profits of the fund, subject to certain hurdles. In accordance with SFAS No. 140, our sale proceeds will also include the estimated fair value of the management agreement in addition to the $488 million purchase price. For accounting purposes, the fair value of the management contract will be treated as being contributed to American Capital, LLC increasing our cost basis. We do not own an economic equity interest in ACE II.

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

We are the only alternative asset management company in the S&P 500. We are the largest U.S. publicly traded private equity fund and one of the largest publicly traded alternative asset managers with $17 billion in assets under management(1) as of September 30, 2007. We, both directly and through our global asset management business, are an investor in management and employee buyouts, private equity buyouts, and early stage and mature private and public companies. American Capital and its affiliates invest from $5 million to $800 million per company in North America and €5 million to €500 million per company in Europe.

American Capital Fund

As a business development company, we provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We invest in and sponsor management and employee buyouts, invest in private equity sponsored buyouts, provide capital directly to early stage and mature private and small public companies, invest in commercial mortgage backed securities (“CMBS”) and collateralized debt obligations (“CDO”) and invest in investment funds managed by us. We provide senior debt, mezzanine debt and equity to fund buyouts, growth, acquisitions and recapitalizations. We also provide capital directly to private and small public companies for buyouts, growth, acquisitions and recapitalizations.

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

Our new investments during the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
American Capital Sponsored Buyouts	$586	$533	$2,503	$1,840
Financing for Private Equity Buyouts	231	202	1,188	326
Investments in Managed Funds	229	—	471	—
Direct Investments	74	92	633	110
CMBS Investments	169	42	424	259
CDO Investments	14	24	101	83
Add-On Financing for Acquisitions	11	108	273	489
Add-On Financing for Recapitalizations	26	187	298	337
Add-On Financing for Growth	1	—	5	2
Add-On Financing for Working Capital	52	5	70	13
Add-On Financing for Working Capital in Distressed Situations	8	14	25	16

Total	$1,401	$1,207	$5,991	$3,475

We received cash proceeds from realizations and repayments of portfolio investments, excluding repayments of bridge notes and accrued PIK interest from ECAS, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Principal Prepayments	$309	$448	$938	$785
Senior Loan Syndications	648	81	1,298	190
Scheduled Principal Amortization	18	21	53	49
Payment of Accrued PIK Interest and Dividends and Original Issue Discounts	11	44	45	57
Sale of CMBS Securities	402	—	402	—
Sale of Equity Investments	110	217	315	356

Total	$1,498	$811	$3,051	$1,437

As of September 30, 2007, our ten largest investments, at fair value, were as follows (in millions):

Company Name	Industry	Fair Value
European Capital Limited	Diversified Financial Services	$1,019
American Capital, LLC	Capital Markets	562
WRH, Inc.	Biotechnology	404
Exstream Holdings, Inc.	Software	403
Appleseed’s Topco, Inc.	Internet & Catalog Retail	334
Mirion Technologies, Inc.	Electrical Equipment	298
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	287
Ranpak, Inc.	Containers & Packaging	263
STB Holdings, Inc.	Household Durables	244
WIS Holding Company, Inc.	Commercial Services & Supplies	217

Total		$4,031

Public Manager of Funds of Alternative Assets

We are a leading global alternative asset manager of third party funds. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we also manage European Capital Limited (“ECAS”), American Capital Equity I, LLC (“ACE I”), ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”), ACAS CLO 2007-2, Ltd. (“ACAS CLO-2”) and American Capital CRE CDO, Ltd. (“ACAS CRE CDO”). We may manage third party funds either through a consolidated operating subsidiary or through a wholly-owned portfolio company. We refer to the asset management business throughout this report to include the asset management activities conducted by both consolidated operating subsidiaries and wholly-owned alternative asset fund management portfolio companies. As of September 30, 2007, all of our third party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC.

As of September 30, 2007, our assets under management totaled $17 billion, including $5.1 billion under management in the above third party funds. As of September 30, 2007, our capital resources under management totaled $19 billion, including $5.4 billion under management in the above third party funds.

Through our asset management business, American Capital, LLC earns base management fees based on the size of our funds and incentive income based on the performance of our funds. In addition, we may invest directly into our alternative asset funds and earn investment income from our investments in those funds. We intend to grow our existing funds, while continuing to create innovative products to meet the increasing demand of sophisticated investors for superior risk-adjusted investment returns.

The following table sets forth certain information with respect to our funds under management as of September 30, 2007.

	American Capital	ECAS	ACE I	ACAS CLO-1	ACAS CLO-2	ACAS CRE CDO
Fund type	Public Alternative Asset Manager & Fund	Public Fund—London Stock Exchange	Private Fund	Private Fund	Private Fund	Private Fund
Established	1986	2005	2006	2006	2007	2007
Assets under management	$11.5 Billion(1)	€2.0 Billion	$1.1 Billion	$0.4 Billion	$0.2 Billion	$0.6 Billion
Investment types	Senior & Subordinated Debt, Equity, CMBS & CDO	Senior & Subordinated Debt, Equity & CDO	Equity	Senior Debt	Senior Debt	CMBS
Capital type	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in third party funds that we manage.

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

ACE I is a private equity fund with $1 billion of equity commitments established in 2006. ACE I co-invests with American Capital in an amount equal to 30% of our future equity investments until the remaining commitment is exhausted. As of September 30, 2007, ACE I had $6 million of unfunded equity commitments outstanding. American Capital Equity Management, LLC (“ACEM”), which is wholly-owned by American Capital, LLC, manages ACE I in exchange for a 2% base management fee on the net cost basis of ACE I’s assets and receives 10% to 30% of net profits of ACE I, subject to certain hurdles.

ACAS CLO-1, a fund that was established in 2006, invests in broadly syndicated and middle market senior loans. ACAS CLO-1 was initially in a “warehouse stage” and completed a $400 million securitization in April

2007. We purchased 55% of the BB rated notes and 70% of the non-rated subordinated notes in ACAS CLO-1 for a total purchase price of $33 million. American Capital Asset Management, LLC (“ACAM”), which is wholly-owned by American Capital, LLC, is the manager of ACAS CLO-1. ACAM earns a base management fee of 0.68% of ACAS CLO-1’s assets and receives 20% of net profits of ACAS CLO-1, subject to certain hurdles.

ACAS CLO-2 is a fund in a “warehouse stage” as of September 30, 2007 that invests in broadly syndicated and middle market senior loans. The fund is expected to complete a securitization in 2008. ACAM is the manager of ACAS CLO-2 during the “warehouse” stage and we expect ACAM to remain the manager post-securitization, subject to consent of the lender. The management fees earned by ACAM during the warehouse stage are not significant. We currently have no investment in ACAS CLO-2.

ACAS CRE CDO, a fund that was established in 2007, is a newly established commercial real estate collateralized debt obligation trust that holds investments in subordinated tranches of CMBS trusts. We own investment grade and non-investment grade notes and preferred shares of ACAS CRE CDO. American Capital CRE Management, LLC, a wholly-owned subsidiary of American Capital, LLC, serves as the collateral manager for ACAS CRE CDO in exchange for an annual senior management fee of 7.5 basis points and a subordinate fee of 7.5 basis points.

Our Structure

We consolidate a company that manages a fund if it is determined that all or substantially all of the services being provided to the fund are also being indirectly provided to American Capital through our ownership interest in the fund. We do not consolidate a company that manages a fund if it does not provide all or substantially all of its services directly or indirectly to American Capital or its portfolio companies, and such non-consolidated companies are recorded as portfolio company investments at fair value on our consolidated balance sheet. During the second quarter of 2007, we formed a parent holding company, American Capital, LLC, to hold all American Capital owned third party alternative asset fund managers. Accordingly, American Capital, LLC is parent to ECFS, ACAM, ACEM and American Capital CRE Management, LLC. American Capital, LLC is treated as a portfolio company investment and carried at a fair value of $562 million on the accompanying balance sheet at September 30, 2007. We expect that American Capital, LLC will pay dividends to us each quarter to the extent of its net operating income, if any. American Capital employees provide services to American Capital, LLC to enable them to carry out their asset management responsibilities in return for a fee based on the cost of the services provided.

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

Results of Operations

Our consolidated financial performance, as reflected in our interim consolidated statements of operations, consists of three primary elements. The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from portfolio company management, asset management, financing and transaction structuring activities, less our operating expenses and provision for income taxes. The second element is “Net realized gain (loss) on investments,” which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets and periodic settlements of derivatives. The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair value of our investments and the change in the estimated fair value of the future payment streams of our interest rate derivatives, at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. Our net realized earnings are comprised of our net operating income and net realized gain (loss) on investments.

The consolidated operating results for the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating income	$310	$231	$886	$616
Operating expenses	163	115	463	286

Operating income before income taxes	147	116	423	330
Benefit (provision) for income taxes	6	(6)	(3)	(18)

Net operating income	153	110	420	312

Net realized gain on investments	71	52	170	118
Net unrealized appreciation (depreciation) of investments	(203)	(30)	353	153

Net increase in net assets resulting from operations before cumulative effect of accounting change	21	132	943	583
Cumulative effect of accounting change, net of tax	—	—	—	1

Net increase in net assets resulting from operations	$21	$132	$943	$584

Net Operating Income

Operating Income

For the three months ended September 30, 2007, operating income increased $79 million, or 34%, over the three months ended September 30, 2006. For the nine months ended September 30, 2007, operating income increased $270 million, or 44%, over the nine months ended September 30, 2006.

We have two primary lines of business: Investing and Asset Management and Advisory. We derive the majority of our operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of private and public companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management and Advisory segment provides management services to both our portfolio company investments and third party alternative asset funds. Our Asset Management and Advisory segment includes financial advisory services provided to our portfolio company investments and includes both fees for middle market portfolio company management for providing advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management and Advisory Segment also includes our third party alternative asset fund management business, which may be conducted through consolidated operating subsidiaries or wholly-owned portfolio companies. In general, a controlled operating subsidiary that manages a third party alternative asset fund would be consolidated if

American Capital owned a significant interest in such fund as the controlled operating subsidiary would be considered to be providing substantially all of its services to American Capital. As of September 30, 2007, all of our third party alternative asset fund management services in our Asset Management and Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. Prior to the second quarter of 2007, our third party alternative asset fund management services were conducted through both ECFS, which was deconsolidated in the second quarter of 2007 (See Note 3 to our consolidated financial statements), and wholly-owned portfolio companies. We expect American Capital, LLC to declare regular quarterly dividends of its quarterly net operating income to us that would be included in our Asset Management and Advisory segment as dividend income.

The following is a summary of our operating income by segment for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Investing	Asset Management and Advisory	Consolidated	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$259	$9	$268	$180	$—	$180
Fee and other income	7	35	42	5	46	51

Total operating income	$266	$44	$310	$185	$46	$231

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Investing	Asset Management and Advisory	Consolidated	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$684	$38	$722	$467	$—	$467
Fee and other income	13	151	164	14	135	149

Total operating income	$697	$189	$886	$481	$135	$616

Investing Segment

Operating income from our Investing segment consisted of the following for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income on debt securities	$199	$145	$541	$379
Interest income on bank deposits	3	2	7	5
Dividend income on equity securities	57	33	136	83
Prepayment fees	5	4	8	8
Other fees	2	1	5	6

Total operating income	$266	$185	$697	$481

Interest income on debt securities increased by $54 million, or 37%, and $162 million, or 43%, for the three and nine months ended September 30, 2007, respectively, over the comparable periods in 2006 primarily due to an increase in our debt investments, which was partially offset by a decline in the daily weighted average effective interest rate on our debt investments. Dividend income on equity securities increased by $24 million, or 73%, and $53 million, or 64%, for the three and nine month ended September 30, 2007, over the comparable periods in 2006 primarily due to an increase in our equity investments. The following table summarizes selected data for our debt and equity investments, at cost, for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Daily weighted average effective interest rate on debt investments, excluding interest rate swaps	12.2%	12.4%	11.9%	12.5%
Daily weighted average effective interest rate on debt investments, including interest rate swaps	12.1%	12.7%	12.1%	12.7%
Daily weighted average debt investments	$6,457	$4,620	$6,087	$4,044
Senior loans as a % of debt investments as of period end	50.6%	46.9%	50.6%	46.9%
CMBS investments as a % of daily weighted average debt investments	8.8%	7.0%	9.6%	4.9%
CMBS investments as a % of daily weighted average debt and equity investments(1)	5.5%	4.5%	6.2%	3.2%
CMBS investments as a % of debt and equity investments as of period end(1)	4.7%	4.5%	4.7%	4.5%
Average monthly one-month LIBOR rate	5.4%	5.4%	5.3%	5.1%
Daily weighted average effective yield on equity investments(1)	5.7%	5.1%	5.6%	5.3%
Daily weighted average equity investments(1)	$3,968	$2,523	$3,241	$2,120
Daily weighted average effective interest rate on debt and equity investments, excluding interest rate swaps(1)	9.7%	9.9%	9.7%	10.0%
Daily weighted average effective interest rate on debt and equity investments, including interest rate swaps(1)	9.7%	10.0%	9.8%	10.1%
Daily weighted average debt and equity investments(1)	$10,425	$7,143	$9,328	$6,164

(1)	Excludes our equity investment in third party alternative asset fund manager portfolio companies.

The daily weighted average effective interest rate on debt investments, including CMBS, for the three and nine months ended September 30, 2007 decreased 20 basis points and 60 basis points, respectively, excluding interest rate swaps. This is primarily due to an (i) increase in our investment in CMBS securities, (ii) an increase in total senior loans as a percentage of our total loan portfolio, and (iii) a contraction of the spreads over LIBOR for our new loan originations primarily from late 2004 through early 2007. However, the spreads over LIBOR for our originations in the third quarter of 2007 widened and we would expect that spreads will continue to widen in the fourth quarter of 2007.

Including the impact of interest rate swaps, our daily average effective interest rate on debt investments decreased 60 basis points for both the three and nine months ended September 30, 2007. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Under GAAP, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. In the three months ended September 30, 2007 and 2006, the total interest (cost) benefit of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $(1) million and $3 million, respectively. In the nine months ended September 30, 2007 and 2006, the total interest benefit of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $9 million and $4 million, respectively.

The daily weighted average yield on equity investments increased 60 basis points and 30 basis points in the three and nine months ended September 30, 2007, respectively. This is primarily due to dividend income recorded on our equity investment in ECAS of $13 million and $37 million for the three and nine months ended September 30, 2007, respectively. In the prior periods in 2006, we did not record any dividend income on our equity investment in ECAs.

Asset Management and Advisory Segment

Operating income from our Asset Management and Advisory segment consisted of the following for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend income from alternative asset fund management portfolio companies	$9	$—	$38	$—

Dividend income	9	—	38	—

Loan financing fees	4	6	31	17
Equity financing fees	11	7	40	25
Transaction structuring fees	5	9	24	35
Fund asset management fees and reimbursements	5	11	27	27
Portfolio company advisory and administrative fees	8	6	21	18
Other	2	7	8	13

Fee and other income	35	46	151	135

Total operating income	$44	$46	$189	$135

Dividend Income

Each quarter, our wholly-owned alternative asset fund management portfolio companies declare a dividend of their quarterly net operating income to us. During the second quarter of 2007, all of our wholly-owned alternative asset fund management portfolio companies, including ECFS, were transferred to American Capital, LLC, a portfolio company. The net operating income of American Capital, LLC is comprised of the base management fees, profit sharing (called carried interest or incentive fee) and transaction fees it earns less the operating expenses it incurs for providing the alternative asset fund management services. For the three and nine months ended September 30, 2007, our wholly-owned alternative asset fund management portfolio companies declared a dividend of $9 million and $38 million, respectively, to us based on the following financial results (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Management fees	$18	$—	$33	$—
Incentive fees	3	—	7	—
Transaction fees	7	—	22	—
Other	1	—	7	—

Total revenues	29	—	69	—

Operating expenses	20	—	31	—

Net operating income	9	—	38	—
Net investment and foreign currency translation losses	(1)	—	(4)	—

Net income	$8	$—	$34	$—

Fee and Other Income

Prior to the second quarter of 2007, ECFS was a consolidated operating subsidiary that earned fund asset management fees and expense reimbursement revenues. For the three and nine months ended September 30, 2006, the fund asset management fees and reimbursement revenues earned by ECFS were $10 million and $26 million, respectively. For the nine months ended September 30, 2007, the fund asset management fees and reimbursements revenue earned by ECFS was $15 million. There were no fund asset management fees and reimbursements revenue earned by ECFS in the third quarter of 2007 as it was deconsolidated in the second quarter of 2007. The fund asset management fees and reimbursements revenue in the third quarter of 2007 represents fees for providing advisory and administrative services to our alternative asset fund management portfolio companies.

Loan financing fees for the three and nine months ended September 30, 2007 decreased $2 million, or 33%, and increased $14 million, or 82%, respectively, over the comparable periods in 2006. The decrease in loan financing fees for the three months ended September 30, 2007 was attributable to a decrease in new debt investments of $270 million over the prior period. The increase in loan financing fees for the nine months ended September 30, 2007 was attributable to an increase in new debt investments of $1,461 million over the comparable period in 2006. The loan financing fees were 0.6% of loan originations for both the three months ended September 30, 2007 and 2006 and 0.8% and 0.7% for the nine months ended September 30, 2007 and 2006, respectively. Loan fees received that are representative of additional yield are recorded as original issue discount and accreted into interest income using the effective interest method.

Equity financing fees for the three and nine months ended September 30, 2007 increased $4 million and $15 million, respectively, over the comparable periods in 2006. The increase in equity financing fees was attributable to an increase in new equity investments of $130 million and $415 million for the three and nine month periods ended September 30, 2007, respectively, over the comparable periods in 2006. Equity financing fees were 2.8% and 2.6% of equity financing in the three months ended September 30, 2007 and 2006, respectively, and 3.1% and 2.9% in the nine months ended September 30, 2007 and 2006, respectively.

In the three months ended September 30, 2007, we recorded $5 million in transaction structuring fees for one American Capital sponsored buyout investment of $564 million of American Capital financing. In the same period in 2006, we recorded $9 million in transaction structuring fees for five buyout investments totaling $567 million of American Capital financing. The transaction structuring fees were 0.9% and 1.6% of American Capital financing in the three months ended September 30, 2007 and 2006, respectively. In the nine months ended September 30, 2007, we recorded $24 million in transaction structuring fees for 14 American Capital sponsored buyout investments totaling $2,481 million of American Capital financing. In the same period in 2006, we recorded $35 million in transaction structuring fees for 18 buyout investments totaling $1,999 million of American Capital financing. The transaction structuring fees were 1.0% and 1.7% of American Capital financing in the first nine months of 2007 and 2006, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 increased $48 million, or 42%, over the comparable period in 2006. For the nine months ended September 30, 2007 operating expenses increased $177 million, or 62%, over the comparable period in 2006. Our operating leverage was 2.3% and 2.1% for the three months ended September 30, 2007 and 2006, respectively. Our operating leverage was 2.2% and 1.9% for the nine months ended September 30, 2007 and 2006, respectively. Operating leverage is our annualized operating expenses, excluding stock-based compensation, interest expense and operating expenses reimbursed under management agreements, divided by our total assets at period end.

Interest Expense

Interest expense for the three and nine months ended September 30, 2007 increased $24 million, or 44% and $82 million, or 62%, respectively, over the comparable periods in 2006. The increase in interest expense for the three months ended September 30, 2007 is due to an increase in our weighted average borrowings from $3,413 million in the three months ended September 30, 2006 to $5,016 million in the comparable period in 2007. The increase in interest expense for the nine months ended September 30, 2007 is due to an increase in our weighted average borrowings from $2,846 million in the nine months ended September 30, 2006 to $4,542 million in the comparable period in 2007. The weighted average interest rate on all of our borrowings was 6.3% and 6.5% for the three months ended September 30, 2007 and 2006, respectively. The weighted average interest rate on all of our borrowings for the nine months ended September 30, 2007 and 2006 was 6.3% and 6.2%, respectively.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Salaries	$38	$25	$114	$67
Benefits	4	3	14	9
Stock-based compensation	17	13	49	27

Total salaries, benefits and stock-based compensation	$59	$41	$177	$103

The increase in salaries, benefits and stock-based compensation is due to (i) an increase in employees, (ii) annual salary rate increases, and (iii) additional stock-based compensation primarily from our incentive bonus plan. Our number of employees increased 46% from 405 at September 30, 2006 to 592 at September 30, 2007, excluding employees at American Capital, LLC of 101 and 47 at September 30, 2007 and 2006, respectively. The increase in the number of employees is due to our growth; we have added investment professionals and administrative staff as we continue to build our investment platform and our asset management business, including the opening of new offices and expansion of existing offices.

In 2006, we established an incentive bonus plan, which is a non-qualified deferred compensation plan for the purpose of granting bonus awards to our employees. A trust having segregated accounts for each employee was established as required by the plan. Cash bonus awards under the plan are determined by our Compensation and Corporate Governance Committee and are contributed to the trust. The trust invests the cash bonus awards in our common stock by purchasing shares of our common stock on the open market. The awards under the plan are accounted for as a grant of unvested stock. We record stock-based compensation expense based on the cash bonus award invested in our stock. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the three months ended September 30, 2007 and 2006, we recorded $12 million and $8 million, respectively, of stock-based compensation related to the incentive bonus plan. During the nine months ended September 30, 2007 and 2006, we recorded $32 million and $13 million, respectively, of stock-based compensation related to the incentive bonus plan. We also have stock option plans, which provide for the granting of options to employees and non-employee directors to purchase shares of our common stock at a price of not less than the fair market value of the common stock on the date of grant. During the three months ended September 30, 2007 and 2006, we recorded $5 million of stock-based compensation related to stock options. During the nine months ended September 30, 2007 and 2006, we recorded $17 million and $14 million, respectively, of stock-based compensation related to stock options.

General and Administrative Expenses

General and administrative expenses increased from $19 million in the three months ended September 30, 2006 to $25 million in the comparable period in 2007. General and administrative expenses increased from $51 million in the nine months ended September 30, 2006 to $72 million in the comparable period in 2007. The increase is primarily due to additional overhead attributable to the increase in the number of employees, the opening of new offices and expansion of existing offices, higher employee recruiting costs and rent expense, as well as higher legal and board of director fees.

Provision for Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. Our tax year ends on September 30. If we continue to qualify as a RIC we will not be subject to federal income tax on the portion of our investment company ordinary taxable income and long-term capital gains we distribute to our stockholders.

As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary taxable income and long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to stockholders by the last day of the subsequent tax year. Accordingly, dividends declared by June 15, 2008, the extended due date of our return, and paid by September 30, 2008, will be comprised of a portion of our ordinary income and all of our long-term capital gain income from the tax year ended September 30, 2007.

For the tax year ended September 30, 2007, we had net long-term capital gains of $142 million that we will distribute to our stockholders as dividends by September 30, 2008. For the tax year ended September 30, 2006, we had net long-term capital gains of $43 million. In the fourth quarter of 2006, we elected to retain these long-term capital gains and treat as a deemed distribution to our shareholders. In order to make the election to retain these 2006 capital gains, we incurred and paid a federal tax on behalf of our shareholders of $15 million in the fourth quarter of 2006.

We are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income in any calendar year and 98% of our taxable long-term capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar year ended December 31, 2006 and the one-year period ending October 31, 2006, we did not distribute at least 98% of our ordinary taxable income and long-term capital gains, respectively, and paid the 4% excise tax. The undistributed ordinary taxable income and long-term capital gains from our 2006 excise year totaled $147 million. For our 2007 excise tax year, we do not expect to distribute at least 98% of the total of our ordinary taxable income and long-term capital gains from the 2007 excise tax year, including our undistributed taxable income from the 2006 excise tax year, and we would pay the 4% excise tax on such amount. For the three and nine months ended September 30, 2007, we accrued $0 and $6 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2006, we accrued $2 million and $3 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. In addition, for the three months ended September 30, 2007, we accrued $4 million of excise tax attributable to undistributed long-term capital gains, which is included in net realized gains on the accompanying consolidated statements of operations.

Net Realized Gain (Loss) on Investments

Our net realized gain (loss) for the three and nine months ended September 30, 2007 and 2006 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
EAG Acquisition, LLC	$—	$—	$50	$—
ACSAB, LLC	43	—	43	—
SAV Holdings, Inc.	43	—	43	—
The Hygenic Corporation	—	—	22	—
Ranpak, Inc.	—	—	19	—
KAC Holdings, Inc.	1	47	1	47
Iowa Mold Tooling Co., Inc	—	36	—	36
3SI Acquisition Holdings, Inc.	—	—	1	27
ASC Industries, Inc.	—	—	—	25
Jones Stephens Corp.	—	25	1	25
Network for Medical Communication & Research, LLC	—	—	—	22
Bankruptcy Management Solutions, Inc.	—	22	—	22
Other	11	18	43	36

Total gross realized portfolio gains	98	148	223	240

Sale of 22 CMBS investments	(22)	—	(22)	—
Logex Corporation	—	(7)	(21)	(7)
Weber Nickel Technologies, Ltd.	—	(29)	—	(29)
Stravina Holdings, Inc.	—	(19)	(1)	(19)
American Decorative Surfaces, International, Inc.	—	—	1	(16)
UAV Corporation	—	—	—	(15)
nSpired Holdings, Inc.	—	(14)	—	(14)
Halex Holdings, Inc.	—	(11)	—	(11)
Other	(6)	(22)	(23)	(22)

Total gross realized portfolio losses	(28)	(102)	(66)	(133)

Total net realized portfolio gains	70	46	157	107
Taxes on realized gains	(4)	—	(4)	—
Interest rate derivative periodic interest settlements, net	6	4	10	5
Interest rate derivative termination settlements, net	(1)	2	7	6

Total net realized gains	$71	$52	$170	$118

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

Our portfolio company ACSAB, LLC (“ACSAB”) held an investment in ASAlliances Biofuels, LLC (“ASAlliances”). During the third quarter of 2007, ASAlliances was sold to VeraSun Energy Corporation (“VeraSun”) (NYSE: VSE) for cash and stock consideration. ACSAB distributed to us our share of its sale proceeds, after tax, consisting of cash, stock of VeraSun and an escrow that holds additional stock of VeraSun with a total value of $73 million. The value of the VeraSun stock was $32 million and the expected proceeds of the escrow are $12 million. As part of the sale transaction, we also received full repayment of our $48 million subordinated debt investment in ASAlliances. We recorded a total realized gain on the transaction of $43 million offset by a reversal of unrealized appreciation of $55 million.

In the third quarter of 2007, we received full repayment of our remaining $29 million senior and subordinated debt investments in SAV Holdings, Inc. and sold all of our equity interests for $66 million in proceeds realizing a total gain of $43 million offset by a reversal of unrealized appreciation of $49 million. The gain that we recognized included escrowed proceeds that we expect to receive of $6 million.

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

In the third quarter of 2007, we sold our investments in 121 subordinated tranches of bonds in 22 CMBS trusts to ACAS CRE CDO, a new commercial real estate collateralized debt obligation trust. Our cost basis in the CMBS bonds sold to ACAS CRE CDO was $642 million with a principal balance of $1.2 billion. Third party investors in ACAS CRE CDO purchased AAA through A- bonds for a total purchase price of $411 million with a principal balance of $412 million. We purchased investment grade and non-investment grade notes and preferred shares of ACAS CRE CDO for a total purchase price of $215 million with a principal balance of $763 million. In accordance with SFAS 140, the securities that we purchased are considered to be beneficial interests in the sold CMBS bonds that are retained by us. The beneficial interests that continue to be held by us were measured at the date of transfer by allocating the previous carrying amount of the sold CMBS bonds between the ACAS CRE CDO notes sold to third parties and the ACAS CRE CDO notes and preferred shares that we continue to hold based on their relative fair values. American Capital CRE Management, LLC, a wholly-owned subsidiary of American Capital, LLC, serves as the collateral manager for ACAS CRE CDO in exchange for an annual senior management fee of 7.5 basis points and a subordinate fee of 7.5 basis points. In accordance with SFAS No. 140, the fair value of the collateral management agreement estimated to be $2 million was included as additional sale proceeds and treated as being contributed to American Capital, LLC increasing our cost basis in that portfolio investment. We recorded a net realized loss of $22 million in the third quarter of 2007 related to this transaction offset by a reversal of unrealized depreciation of $17 million.

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

We record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. Cash payments received or paid for the termination of an interest rate derivative agreement is recorded as a realized gain or loss upon termination. Included in our $7 million of net realized gains from interest rate derivative termination settlements for the nine months ended September 30, 2007 were gains from terminated interest rate derivative swap agreements in the second quarter of 2007 of $8 million that were the result of the sale of CMBS bonds sold to ACAS CRE CDO in the third quarter of 2007.

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation (depreciation) of investments is based on valuations approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Number of Companies	Three Months Ended September 30, 2007	Number of Companies	Three Months Ended September 30, 2006
Gross unrealized appreciation of portfolio company investments	39	$172	36	$135
Gross unrealized depreciation of portfolio company investments	47	(285)	28	(123)
Reversal of prior period unrealized appreciation upon a realization		(84)		(15)

Net unrealized depreciation of portfolio company investments		(197)		(3)
Foreign currency translation		49		15
Derivative agreements		(55)		(42)

Net unrealized depreciation of investments		$(203)		$(30)

	Number of Companies	Nine Months Ended September 30, 2007	Number of Companies	Nine Months Ended September 30, 2006
Gross unrealized appreciation of portfolio company investments	83	$956	55	$505
Gross unrealized depreciation of portfolio company investments	68	(531)	48	(292)
Reversal of prior period unrealized appreciation upon a realization		(108)		(65)

Net unrealized appreciation of portfolio company investments		317		148
Foreign currency translation		61		14
Derivative agreements		(25)		(9)

Net unrealized appreciation of investments		$353		$153

As discussed in Note 12 to our interim consolidated financial statements, ECFS, a wholly-owned operating subsidiary, was deconsolidated prospectively during the second quarter of 2007. In addition, during the second quarter of 2007, we formed a parent holding company, American Capital, LLC, to own all of our wholly-owned third-party fund managers and transferred the ownership of ECFS and our other two wholly-owned third-party alternative asset fund managers that were portfolio company investments, ACEM and ACAM, to American Capital, LLC. American Capital, LLC is accounted for as a portfolio company investment and carried at a fair value of $562 million on our balance sheet at September 30, 2007. During the second quarter of 2007, we recognized $493 million of unrealized appreciation on our investment in American Capital, LLC, which was primarily driven by the appreciation associated with ECFS which was accounted for at fair value for the first time in the second quarter. The appreciation associated with ECFS recorded in the second quarter was developed over the period since its inception in the fourth quarter of 2005. During the three months ended September 30, 2007, we did not record any unrealized appreciation or depreciation on our investment in American Capital, LLC.

We own a controlling 66% ownership interest in the ordinary shares of ECAS, which is traded on the main market of the London Stock Exchange under the ticker symbol “ECAS.” ECAS values its investments at fair value and therefore its net asset value reflects the fair value of its investments. As of September 30, 2007, the closing trading price of ECAS was €8.66 per ordinary share (€619 million based on our 66% ownership interest), which was below ECAS’ net asset value per share of €9.71 (€694 million based on our 66% ownership interest). We valued our controlling interest in ECAS based on the closing trading price plus a control premium for a fair value of €10.07 per share (€720 million based on our 66% ownership interest). A purchaser of a controlling interest in ECAS would have the ability to obtain control of the board of directors of ECAS. The board of directors of ECAS has the ability to control all significant decisions of ECAS including, among others, the right to (i) sell investments, (ii) direct the investment manager’s investment policies, (iii) provide direction of the management of the fund, (iv) terminate (with shareholder approval) and hire an investment manager and (v) declare dividends. The ability to maximize the net asset value as a controlling shareholder was a significant factor in determining the control premium to apply to the closing price of ECAS in determining its fair value. We also considered that we have a controlling interest in the investment manager, through our controlling interest in American Capital, LLC, in addition to our controlling interest in ECAS and that the combined individual fair values of these two controlled portfolio companies approximated the fair value of the entities on a combined basis.

Prior to the impact of foreign currency translation, we recorded unrealized depreciation on our investment in ECAS of $49 million during the third quarter of 2007 due primarily to a decrease in the closing trading price of ECAS on September 30, 2007 from that on June 30, 2007. In addition, we recorded unrealized appreciation of $51 million during the third quarter of 2007 related to foreign currency appreciation on our investment in ECAS as the Euro has appreciated against the U.S. dollar. As a result, we recorded a net unrealized appreciation of $2 million in the third quarter of 2007 on our investment in ECAS after the impact of the foreign currency appreciation.

We have a limited amount of investments in portfolio companies, including ECAS, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three and nine months ended September 30, 2007, the foreign currency translation adjustment recorded in our interim consolidated statements of operations as unrealized appreciation was $49 million and $61 million, respectively, primarily as a result of the Euro appreciating against the U.S. dollar. As discussed above, included in these amounts is unrealized appreciation of $51 million and $64 million during the three and nine months ended September 30, 2007, respectively, of foreign currency appreciation attributable to our investment in ECAS.

The fair value of the derivative agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. They appreciate or depreciate based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of derivative agreements. The decrease in the fair value of our derivative agreements in the three month period ended September 30, 2007 is primarily due to a decrease in the forward interest rate yield curve during the quarter.

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

For the third quarter of 2007, Houlihan Lokey reviewed our valuations of 23 portfolio companies having an aggregate $2.6 billion in fair value as reflected in our interim consolidated financial statements as of September 30, 2007. Over the last four quarters, Houlihan Lokey has reviewed 77 portfolio companies totaling $6.1 billion in fair value as of their respective valuation dates. In addition, Houlihan Lokey representatives attend our quarterly valuation meetings and provide periodic reports and recommendations to our Audit and Compliance Committee of the Board of Directors. For those portfolio company investments that Houlihan Lokey has reviewed using the scope of review set forth by our Board of Directors, our Board of Directors has made a fair value determination that is within the aggregate range of fair value for such investments as determined by Houlihan Lokey. Houlihan Lokey has been engaged, or may in the future be engaged, directly by us or our portfolio companies to provide investment banking services.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the latest twelve months (“LTM”) ended September 30, 2007 and 2006 and for the three months ended September 30, 2007 and 2006 annualized:

	Period ended September 30
	2007	2006
LTM net operating income return on average equity at cost	11.1%	12.5%
LTM realized earnings return on average equity at cost	15.8%	16.3%
LTM earnings return on average equity	24.0%	20.2%
Current quarter net operating income return on average equity at cost annualized	10.6%	11.7%
Current quarter realized earnings return on average equity at cost annualized	15.5%	17.1%
Current quarter net earnings return on average equity annualized	1.3%	13.4%

Financial Condition, Liquidity and Capital Resources

As of September 30, 2007, we had $92 million in cash and cash equivalents and $124 million of restricted cash. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt. As of September 30, 2007, we had $1,654 million of availability under our revolving credit facilities (excluding standby letters of credit of $22 million) and $315 million under our forward equity sale agreements assuming the forward prices as of September 30, 2007. During the third quarter of 2007, we principally funded investments using draws on the revolving credit facilities draws under outstanding forward sale agreements and equity offerings, as well as proceeds from syndications of senior loans, repayments of loans and sales of equity investments.

The recent volatility in the global credit markets are directly affecting a wide range of industry sectors including, but not limited to, asset management (including private equity, mutual funds and hedge funds), banking and capital markets, insurance and real estate companies. The volatility in the debt and equity markets also might continue to adversely affect companies in other industry sections, particularly with respect to valuation of investment portfolios and tighter lending standards possibly curbing the flow of capital. However, as mentioned above, as of September 30, 2007 we had $1,654 million of availability under our revolving credit facilities (excluding standby letters of credit of $22 million) and $315 million under our forward equity sale agreements assuming the forward prices as of September 30, 2007. Although we cannot predict the market conditions going forward, we believe that the financing resources currently available to us as well as our continuing ability to generate operating cash flows and sell existing portfolio investments will provide us with adequate liquidity to execute our business strategy. Our ability to draw on our revolving credit facilities can be reduced under certain circumstances, including a reduction in our net worth below specified minimum thresholds, a decrease in our corporate unsecured debt rating below a specified level and a decrease in our asset coverage ratios below a specified threshold.

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

We are currently in compliance with the requirements to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and to qualify as a business development company under the Investment Company Act of 1940, as amended. As a business development company, our asset coverage, as defined in the Investment Company Act of 1940, must be at least 200% after each issuance of senior securities. As of September 30, 2007 and December 31, 2006, our asset coverage was 244% and 211%, respectively.

Equity Capital Raising Activities

For the nine months ended September 30, 2007 and 2006, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through forward sale agreements, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the nine months ended September 30, 2007 and 2006:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
September 2007 public offering	0.9	$34	$37.63
Issuances under June 2007 Forward Sale Agreements	2.9	126	43.16
June 2007 public offering	17.4	748	43.02
June 2007 direct offering	0.2	11	46.47
Issuances under March 2007 Forward Sale Agreements	6.0	259	43.17
Issuances under January 2007 Forward Sale Agreements	2.0	88	43.84
March 2007 public offering	4.4	187	43.03
January 2007 public offering	5.2	231	44.11

Total for the nine months ended September 30, 2007	39.0	$1,684	$43.14

July 2006 public offering	3.0	$100	$32.78
Issuance under April 2006 Forward Sale Agreements	4.0	133	33.38
April 2006 public offering	9.8	333	33.99
February 2006 public offering	1.0	36	36.10
Issuance under January 2006 Forward Sale Agreements	4.0	137	34.31
January 2006 public offering	0.6	21	34.84
Issuances under November 2005 Forward Sale Agreements	3.5	125	35.66
Issuances under September 2005 Forward Sale Agreements	0.8	26	34.82

Total for the nine months ended September 30, 2006	26.7	$911	$34.15

In September 2007, we entered into forward sale agreements (the “September 2007 Forward Sale Agreements”) to sell 6.0 million shares of common stock. In connection with the September 2007 Forward Sale Agreements, the counterparties, or forward purchasers, to the agreements, borrowed 6.0 million shares of common stock from third party market sources and then sold the shares to the public. Pursuant to the September 2007 Forward Sale Agreements, we must sell to the forward purchasers 6.0 million shares of our common stock generally at such times as we elect over a one-year period. The September 2007 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the September 2007 Forward Sale Agreements through termination in September 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $37.63 per share, which was the public offering price of shares of our common stock less the underwriting discount. The September 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.96, $0.98, $1.00 and $1.02 on each of December 7, 2007, March 7, 2008, June 13, 2008 and September 12, 2008, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The September 2007 Forward Sale Agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of September 30, 2007, there were 6.0 million shares available under the September 2007 Forward Sale Agreements at a forward price of $37.71.

In June 2007, we entered into forward sale agreements (the “June 2007 Forward Sale Agreements”) to sell 5.0 million shares of common stock. In connection with the June 2007 Forward Sale Agreements, the counterparties, or forward purchasers, to the agreements, borrowed 5.0 million shares of common stock from third-party market sources and then sold the shares to the public. Pursuant to the June 2007 Forward Sale Agreements, we must sell to the forward purchasers 5.0 million shares of our common stock generally at such times as we elect over a one-year period. The June 2007 Forward Sale Agreements provide for settlement date or dates to be specified at our discretion within the duration of the June 2007 Forward Sale Agreements through termination in June 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $43.02 per share, which was the public offering price of shares of our common stock less the underwriting discount. The June 2007 Forward Sale Agreements provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $0.92, $0.96, $0.98, and $1.00 on each of September 7, 2007, December 7, 2007, March 7, 2008 and June 13, 2008 respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The June 2007 Forward Sale Agreements are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of September 30, 2007, there were 2.1 million shares available under the June 2007 Forward Sale Agreements at a forward price of $42.66.

As of September 30, 2007, all other forward sale agreements had been fully settled.

Debt Capital Raising Activities

Our debt obligations consisted of the following (in millions):

	September 30, 2007	December 31, 2006
Secured revolving credit facility, $1,250 million commitment	$728	$669
Unsecured revolving credit facility, $1,565 million commitment	433	893
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	26	24
Unsecured debt due through September 2011	167	167
Unsecured debt due October 2012	547	—
Unsecured debt due October 2020	75	75
TRS Facility	—	296
ACAS Business Loan Trust 2004-1 asset securitization	349	410
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	492	—
ACAS Business Loan Trust 2007-2 asset securitization	338	—

Total	$4,547	$3,926

The daily weighted average debt balance for the three months ended September 30, 2007 and 2006 was $5,016 million and $3,413 million, respectively. The daily weighted average debt balance for the nine months ended September 30, 2007 and 2006 was $4,542 and $2,846, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, was 6.3% and 6.5% for the three months ended September 30, 2007 and 2006, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2007 and 2006 was 6.3% and 6.2%, respectively. We are currently in compliance with all of our debt covenants.

Secured Revolving Credit Facility

In October 2007, we amended the secured revolving credit facility to extend the facility’s termination date to October 2008 and increase the lenders’ commitment thereunder to $1,300 million. As amended, our ability to make draws under the facility expires one business day before the termination date. If the facility is not extended before the termination date, any principal amounts then outstanding will be amortized over a 24-month period from the termination date to October 2010.

Public Debt Offering

In July 2007, we completed a public offering of $550 million of senior unsecured notes for net proceeds of $547 million, net of underwriters’ discounts. The notes bear interest at a fixed rate of 6.85% and mature in August 2012. Interest payments are due semiannually on February 1 and August 1 and all principal is due on maturity. The notes were rated Baa2, BBB and BBB by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. If the ratings of the notes from at least two of the rating agencies are decreased, the interest rate on the notes would increase by 25 basis points for each rating decrease up to a maximum of 100 basis points. If at least two of the rating agencies then subsequently increase the ratings of the notes, the interest rate on the notes would decrease by 25 basis points for each rating increase not to fall below the initial interest rate of 6.85%. If at least two rating agencies cease to provide ratings for the notes, any increase or decrease necessitated by a reduction or increase in the rating by the remaining rating agency shall be twice the percentages set forth above. The indenture contains various covenants, including a covenant that we will maintain an asset coverage, as defined in the 1940 Act, of at least 200%. The notes may be redeemed by us in whole or in part, together with an interest premium, as stipulated in the note agreement.

Unsecured Revolving Facility

In May 2007, we replaced our $900 million unsecured revolving credit facility with a new $1,565 million unsecured revolving credit facility with a syndicate of lenders. The facility may be expanded through new or additional commitments up to $1,815 million in accordance with the terms and conditions set forth in the related agreement. The ability to make draws under the revolving facility expires in May 2012. Interest on borrowings under the facility is charged at either (i) LIBOR plus the applicable percentage at such time, currently 90 basis points, or (ii) the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus 50 basis points. We are also charged an unused commitment fee of 0.125% per annum. The agreement contains various covenants, including limits on annual corporate capital expenditures, maintaining an unsecured debt rating equal or greater than BB, a minimum net worth and asset coverage ratios.

Total Return Swap Facility

In March 2007, our total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. was temporarily increased from $350 million to $500 million through May 30, 2007. On May 30, 2007, the temporary increase to $500 million was extended to the earlier of the closing of the ACAS CRE CDO 2007-1, Ltd. transaction or August 31, 2007. In July 2007, as a result of the closing of the ACAS CRE CDO 2007-1, Ltd. transaction (See Note 14) the TRS Facility was reduced to $300 million.

Securitization

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Through February 2008, BLT 2007-2 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2007-2 Notes. After such time, principal payments on the 2007-2 Notes will generally be applied pro rata to each class of 2007-2 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes, the Class E notes and the Class F notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The loans are secured by loans from our portfolio companies with a principal balance of approximately $500 million. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

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

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of September 30, 2007, loans on non-accrual status for 21 portfolio companies were $309 million, calculated as the cost plus unamortized original issue discount (“OID”), and had a fair value of $85 million. These loans include a total of $242 million with PIK interest features. As of December 31, 2006, loans on non-accrual status for 14 portfolio companies were $183 million, calculated as the cost plus unamortized OID, and had a fair value of $54 million.

As of September 30, 2007 and December 31, 2006, loans on accrual status, past due loans and loans on non-accrual status were as follows (dollars in millions):

	Number of Portfolio Companies	September 30, 2007	Number of Portfolio Companies	December 31, 2006
Current	131	$5,479	118	$4,623

One Month Past Due		—		—
Two Months Past Due		10		—
Three Months Past Due		—		—
Greater than Three Months Past Due		—		12
Loans on Non-accrual Status		309		183

Subtotal	21	319	14	195

Total	152	$5,798	132	$4,818

Past Due and Non-accuring Loans as a Percent of Total Loans		5.5%		4.0%

The loan balances above reflect our cost of the debt, excluding CMBS and CDO securities, plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

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

We generally require our portfolio companies to provide annual audited and monthly or quarterly unaudited financial statements. Using these financial statements, we calculate the statistics described above. Buyout and mezzanine funds typically adjust EBITDA due to the nature of change of control transactions. Such adjustments are intended to normalize and restate EBITDA to reflect the pro forma results of a company in a change of control transaction. For purposes of analyzing the financial performance of our portfolio companies, we make certain adjustments to EBITDA to reflect the pro forma results of a company consistent with a change of control transaction in addition to adjusting EBITDA for significant non-recurring, unusual or infrequent items. Adjustments to EBITDA may include anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, non-recurring revenues or expenses, and other acquisition or restructuring related items.

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification of a portfolio company is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the year ended September 30, 2007:

	Static Pool
Portfolio Statistics(1) ($ in millions, unaudited):	Pre-1999	1999	2000	2001	2002	2003	2004	2005	2006	2007	Pre-1999 -2007 Aggregate	2002 -2007 Aggregate
Internal Rate of Return – All Investments(2)	7.5%	9.0%	7.5%	19.1%	10.0%	22.0%	17.5%	30.3%	19.0%	12.6%	17.5%	20.5%
Internal Rate of Return – Equity Investments(2)(10)	23.6%	(23.9)%	10.0%	46.8%	15.4%	32.5%	29.2%	53.3%	31.0%	34.5%	33.2%	37.4%
Internal Rate of Return – Equity Investments(2)(10)(11)	23.6%	(23.9)%	10.0%	46.8%	15.4%	32.5%	29.2%	29.7%	31.0%	34.5%	26.3%	28.8%
Original Investments and Commitments	$393	$380	$284	$372	$957	$1,432	$2,257	$3,845	$4,780	$4,829	$19,529	$18,100
Total Exits and Prepayments of Original Investments	$284	$269	$284	$286	$602	$1,023	$1,340	$1,454	$1,894	$704	$8,140	$7,017
Total Interest, Dividends and Fees Collected	$153	$145	$105	$148	$281	$336	$455	$585	$450	$165	$2,823	$2,272
Total Net Realized (Loss) Gain on Investments	$(32)	$(44)	$(40)	$25	$(13)	$134	$121	$148	$81	$(8)	$372	$463
Current Cost of Investments	$112	$38	$—	$56	$324	$364	$895	$2,313	$2,639	$3,567	$10,308	$10,102
Current Fair Value of Investments	$65	$21	$—	$20	$252	$418	$877	$3,055	$2,729	$3,529	$10,966	$10,860
Net Unrealized Appreciation/(Depreciation)	$(47)	$(17)	$—	$(36)	$(72)	$54	$(18)	$742	$90	$(38)	$658	$758
Non-Accruing Loans at Face	$47	$12	$—	$15	$52	$29	$46	$89	$19	$—	$309	$235
Non-Accruing Loans at Fair Value	$4	$4	$—	$4	$3	$16	$23	$20	$11	$—	$85	$73
Equity Interest at Fair Value(9)	$50	$8	$—	$—	$52	$176	$183	$2,173	$899	$1,221	$4,762	$4,704
Debt to EBITDA(3)(4)(5)	NM	2.4	—	5.7	4.2	5.7	5.3	4.8	5.5	6.4	5.6	5.6
Interest Coverage(3)(5)	NM	2.0	—	2.1	2.1	1.6	1.7	2.3	2.0	2.0	2.0	2.0
Debt Service Coverage(3)(5)	NM	1.9	—	1.8	1.3	1.4	1.4	1.7	2.0	1.8	1.7	1.7
Average Age of Companies(5)	67 yrs	55 yrs	—	23 yrs	38 yrs	37 yrs	38 yrs	21 yrs	29 yrs	25 yrs	28 yrs	28 yrs
Ownership Percentage(9)	64%	65%	0%	58%	49%	59%	31%	60%	38%	44%	47%	47%
Average Sales(5)(6)	$193	$23	$—	$81	$68	$157	$105	$103	$122	$229	$151	$151
Average EBITDA(5)(7)	$12	$3	$—	$3	$13	$29	$22	$34	$26	$39	$31	$32
Average EBITDA Margin(5)	6.2%	13.0%	0%	3.7%	19.1%	18.5%	21.0%	33.0%	21.3%	17.0%	20.5%	21.2%
Total Sales(5)(6)	$480	$84	$—	$626	$390	$1,561	$2,210	$3,194	$5,169	$9,160	$22,874	$21,684
Total EBITDA(5)(7)	$19	$8	$—	$20	$58	$229	$381	$568	$997	$1,761	$4,041	$3,994
% of Senior Loans(5)(8)	96%	0%	0%	29%	63%	61%	53%	46%	45%	72%	56%	56%
% of Loans with Lien(5)(8)	100%	61%	0%	100%	100%	100%	87%	78%	83%	95%	88%	88%

NM = Not meaningful.

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at current fair value and includes fees.
(3)	These amounts do not include investments in which the Company owns only equity.
(4)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(5)	Excludes investments in commercial mortgage backed securities, collateralized debt obligations and European Capital, Limited.
(6)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(8)	As a percentage of our total debt investments.
(9)	Excludes investments in commercial mortgage backed securities and collateralized debt obligations.
(10)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(11)	Excludes investment in American Capital, LLC.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Because we fund a portion of our investments with borrowings, our net increase in net assets from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133.

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

Portfolio Valuation

Investments are carried at fair value, as determined in good faith by our Board of Directors. Unrestricted securities for which we do not have a controlling interest that are publicly traded are valued at the closing price on the valuation date. For securities of companies that are publicly traded for which we have a controlling interest, the value is based on the closing price on the valuation date plus a control premium. We have a controlling interest in ECAS, a publicly traded investment company (See Note 12 to our interim consolidated financial statements) that values its investments at fair value and therefore its net asset value reflects in the fair value of its investments. As of September 30, 2007, the stock of ECAS was trading at below its net asset value per share of €9.71 per share. The purchaser of the controlling interest has the ability to realize the net asset value and take advantage of synergies and other benefits that flow from control over ECAS, including access to its related portfolio companies, were significant factors in determining the control premium to apply to the closing price of ECAS in determining the fair value of ECAS at September 30, 2007, on a control basis.

For securities of companies that are not publicly traded, or for which there are various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company, including any investment company that is a portfolio company, issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. For recently originated or acquired investments, we generally consider our entry price (which is the initial cost of the investment including transaction costs) in determining fair value. We weight some or all of the above valuation methods in order to conclude on our estimate of value. In valuing convertible debt, equity or other securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized OID to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will have a minimum value so that the sum of the detachable equity warrant and the discounted debt security equal the face value of the debt security.

We value our investments in CDOs and CMBS by discounting the forecasted cash flows of the investment. Cash flow forecasts are subject to assumptions regarding the investments’ underlying collateral. Cash flow forecasts are discounted using market yields which are derived through analysis of multiple sources of information including, but not limited to, counterparty quotes, recent investments and securities with similar structure and risk characteristics.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of September 30, 2007 and December 31, 2006, the fair value of 100% of our investments were estimated and determined in good faith by our Board of Directors because the investments were not publicly traded on an active market, the investments had various degrees of trading restrictions, or the investments were controlling interests in publicly traded securities.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

*3.1.	American Capital Strategies, Ltd. Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment to the Registration Statement on Form N-2 (File No. 333-142398), filed on June 5, 2007.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Second Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-142398), filed on June 5, 2007.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*10.1.	Seller Collateral Debt Securities Agreement by and between American Capital Strategies, Ltd. and ACAS CRE CDO 2007-1 Depositor, LLC, dated July 24, 2007, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated July 24, 2007.

*10.2.	Depositor Collateral Debt Securities Agreement by and between ACAS CRE CDO 2007-1 Depositor, LLC and ACAS CRE CDO 2007-1, Ltd., dated July 24, 2007, incorporated herein by reference to Exhibit 10.2 of Form 8-K dated July 24, 2007.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Senior Vice President, Accounting and Reporting

Date: November 9, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.