Form 10-K
period 2007-12-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2008-02-29
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to section 12(g) of the Act: NONE

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

As of June 30, 2007, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $6.9 billion based upon a closing price of the Registrant’s common stock of $42.52 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of January 31, 2008, there were 195,091,117 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERICAN CAPITAL STRATEGIES, LTD.

PART I

Item 1. Business

General

American Capital Strategies, Ltd. (which is referred throughout this report as “American Capital”, “we” and “us”) is the largest U.S. publicly traded private equity fund and one of the largest U.S. publicly traded alternative asset managers that is a member of the S&P 500. We invest in private equity, private debt, private real estate investments, early and late stage technology investments, special situation investments, alternative asset funds managed by us and structured finance investments. These investments constitute, in part, what are considered alternative assets. We provide investors the opportunity to participate in the private equity and alternative asset management industry through an investment in our publicly traded stock.

On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we are not subject to federal income tax on the portion of our taxable income and capital gains we distribute to our shareholders. As a BDC, we primarily invest in senior debt, mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and provide capital directly to early stage and mature private and small public companies. We refer to our investments in these companies as our private finance portfolio companies. We also invest in structured finance investments including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us. Through a portfolio company, we are also an alternative asset manager with $17 billion of assets under management as of December 31, 2007, including $5 billion of third party assets. Our third party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC. Our primary business objectives are to increase our taxable income, net realized earnings and net asset value by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we, through our ownership of American Capital, LLC, also manage European Capital Limited (“European Capital”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”) and ACAS CRE CDO 2007-1, Ltd. (“ACAS CRE CDO”).

Our business consists of two primary segments—our investment portfolio and our alternative asset management business.

Corporate Information

Our executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814 and our telephone number is (301) 951-6122. In addition to our executive offices, we, or our portfolio company American Capital, LLC, maintain offices in New York, San Francisco, Los Angeles, Philadelphia, Chicago, Dallas, Palo Alto, Boston, Providence, London, Paris, Frankfurt and Madrid.

We make available all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports free of charge on our internet website at www.americancapital.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the Securities and Exchange Commission’s (“SEC”) internet website at www.sec.gov.

Significant Developments in our Business in 2007

In May 2007, European Capital, our largest portfolio company and the largest alternative asset fund under our management, closed on an IPO of 14.6 million ordinary shares at a price of €9.84 per ordinary share for gross proceeds of €144 million ($196 million). The shares are traded on the main market of the London Stock Exchange under the ticker symbol “ECAS.”

In July 2007, we accessed the public debt markets for the first time by completing our inaugural public debt offering of $550 million of senior unsecured notes for net proceeds of $547 million. The notes bear interest at a fixed rate of 6.85% and mature in August 2012. The notes were rated Baa2, BBB and BBB by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively.

In 2007, we continued to further expand our alternative asset management business through the launch of the following alternative asset funds:

ACAS CLO-1

We completed a $400 million securitization of ACAS CLO-1 in April 2007, a CLO that invests in middle market and broadly syndicated commercial loans. Third party investors purchased all of the AAA through BBB- notes, 45% of the BB rated notes and 30% of the non-rated subordinated notes for a purchase price of $367 million. We purchased 55% of the BB rated notes and 70% of the non-rated subordinated notes in ACAS CLO-1 for a total purchase price of $33 million. American Capital, LLC is the investment manager of ACAS CLO-1.

ACAS CRE CDO

In the third quarter of 2007, we sold our investments in 121 subordinated tranches of bonds in 22 CMBS trusts to ACAS CRE CDO, a commercial real estate collateralized debt obligation trust. Our cost basis in the CMBS bonds sold to ACAS CRE CDO was $642 million with a principal balance of $1.2 billion. Third party investors in ACAS CRE CDO purchased AAA through A-bonds for a total purchase price of $411 million with a principal balance of $412 million. We purchased investment grade and non-investment grade notes and preferred shares of ACAS CRE CDO for a total purchase price of $215 million with a principal balance of $763 million. American Capital, LLC is the collateral manager of ACAS CRE CDO.

ACE II

In October 2007, we sold approximately 17% of our equity investments in 80 portfolio companies for an aggregate purchase price of $488 million to ACE II. ACE II is a private equity fund with $585 million of equity commitments from third party investors. The remaining $97 million equity commitment will be used by ACE II to fund add-on investments in the 80 portfolio companies. American Capital, LLC is the manager of ACE II. In addition, 10%, or $58.5 million, of the $585 million of equity commitments are recallable for additional co-investments with American Capital once they have been distributed to the third party ACE II investors.

American Capital Investment Portfolio

We provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest senior debt, mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and directly to early stage and mature private and small public companies. Currently, we will invest up to $800 million in a single middle market transaction in North America. We also invest in CMBS, CLO and CDO securities and invest in alternative asset funds managed by us. For summary financial information by segment and geographic area, see the footnotes to our consolidated financial statements included in “Financial Statements and Supplementary Data.”

As of December 31, 2007, our average investment size, at fair value, was $50 million, or 0.4% of total assets, and we had investments in 219 portfolio companies. As of December 31, 2007, our ten largest investments were as follows (in millions):

Company Name	Industry	Fair Value
European Capital Limited	Diversified Financial Services	$839
American Capital, LLC	Capital Markets	477
Ranpak Acquisition Company	Containers & Packaging	391
WRH, Inc.	Biotechnology	380
Exstream Holdings, Inc.	Software	374
Orchard Brands Corporation	Internet & Catalog Retail	342
RDR Holdings, Inc.	Household Durables	335
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	269
Mirion Technologies	Electrical Equipment	263
Contec Holdings, Ltd.	Household Durables	249

Total		$3,919

Historically, a majority of our financings have been to assist in the funding of change of control management buyouts, and we expect that trend to continue. Since our IPO through December 31, 2007, we invested committed capital of over $5.1 billion in equity securities and over $14.8 billion in debt securities of middle market companies and also invested $1.5 billion in CMBS, CLO and CDO securities. Our loans typically range from $5 million to $100 million, mature in five to ten years, and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. We price our debt and equity investments based on our analysis of each transaction. As of December 31, 2007, the weighted average effective interest rate on our debt securities was 12.0%.

We will invest in the equity capital of portfolio companies that we purchase through an American Capital sponsored buyout. We also may acquire minority equity interests in the companies from which we have provided debt financing with the goal of enhancing our overall return. As of December 31, 2007, we had a fully-diluted weighted average ownership interest of 42% in our private finance portfolio companies with a total equity investment at fair value of over $4.4 billion.

Our ability to fund the entire capital structure is a competitive advantage in completing many middle market transactions. We often sponsor One-Stop Buyouts™ in which we provide most, if not all, of the senior debt, subordinated debt and equity financing in the transaction. We may initially fund all of the senior debt at closing and syndicate it to third party lenders post closing. We have a loan syndications group that arranges to have all or part of the senior loans syndicated to third party lenders. During the year ended December 31, 2007, we syndicated $1.6 billion of senior debt to third party lenders.

The opportunity to be repaid or exit our investments may occur if a portfolio company repays our loans out of cash flows, refinances our loans, is sold in a change of control transaction, or sells its equity in a public offering or if we exercise any put rights. We have had 225 exits and repayments of over $9.5 billion of our originally invested committed capital, representing 44% of our total capital committed since our IPO, earning a 16% compounded annual return on these investments, including the interest, dividends, fees and net gains over the life of the investments. We have earned a 30% compounded annual return on the exit of our equity securities, including dividends, fees and net realized gains. Since our IPO through December 31, 2007, we have realized $997 million in gross portfolio realized gains and $584 million in gross portfolio realized losses resulting in $413 million in cumulative portfolio net gains, excluding net gains and losses attributable to interest rate swap agreements, foreign currency and taxes on net gains.

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to the portfolio company’s management and board of directors, including participating on the company’s board of directors. As of December 31, 2007, we had board seats at 100 out of 180 of our private finance portfolio companies and had board observation rights on 24 of our remaining private finance portfolio companies. We also have an operations team, including ex-CEOs with significant turnaround and bankruptcy experience, which provides intensive operational and managerial assistance. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

We also invest in non-investment grade tranches of CMBS, CLO and CDO securities, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”). Non-investment grade tranches have a higher risk of loss but usually provide a higher yield than investment grade securities. We may also make select investments in investment grade tranches if the expected returns meet our overall portfolio targeted returns.

Our CMBS bonds are secured by diverse pools of high quality commercial mortgage loans. We also have an investment in ACAS CRE CDO, which is a commercial real estate CDO secured by CMBS bonds. Since our IPO through December 31, 2007, we have made $994 million of investments in CMBS bonds. As of December 31, 2007, our total investment in CMBS bonds and ACAS CRE CDO at fair value was $422 million, or less than 4% of our total investments. Our direct CMBS bonds and the CMBS bonds held by ACAS CRE CDO are secured by $101 billion of commercial mortgage loans, although senior creditors typically have claims against those loans that are superior to our interests. Our investments in these securities have performed in accordance with our original underwriting assumptions and through December 31, 2007, we have not experienced any losses of underlying commercial mortgage loan collateral of the CMBS bonds.

Our commercial CLO securities are generally secured by diverse pools of high quality commercial loans and have virtually no exposure to residential mortgage loans. Our investments are in 21 CLO funds managed by 15 separate portfolio managers. Certain of our commercial CLO investments are in a joint venture portfolio company. Since our IPO through December 31, 2007, we have made $267 million of investments in commercial CLO securities. As of December 31, 2007, our investment in commercial CLO securities at fair value was $224 million, or only 2% of our total investments. Our commercial CLO securities are secured by $10 billion of primarily commercial loans, although senior creditors typically have claims against those loans that are superior to our interests. Our investments in these securities have performed in accordance with our original underwriting assumptions.

Our CDO securities are generally secured by diverse pools of bonds of other securitizations including commercial loans, CMBS and residential mortgage backed securities. In general, the exposure to sub-prime residential loans is not significant in our CDO portfolio. Our investments are in four CDO funds managed by four separate portfolio managers. Certain of our CDO investments are in a joint venture portfolio company. Since our IPO through December 31, 2007, we have made $27 million of investments in CDO securities. As of December 31, 2007, our total investment in CDO securities at fair value was $14 million, or only 0.1% of our total investments. Our CDO securities are secured by $2 billion of collateral, although senior creditors typically have claims against those loans that are superior to our interests. Our investments in these securities have performed in accordance with our original underwriting assumptions.

Lending and Investment Decision Criteria

We review certain criteria in order to make investment decisions. The list below represents a general overview of the criteria we have used in making our lending and investment decisions. Not all criteria are required to be favorable in order for us to make an investment. Add-on investments for growth, acquisitions or recapitalizations are based on the same general criteria. Add-on investments in distressed situations are based on the same general criteria but are also evaluated on the potential to preserve prior investments.

Operating History. We generally focus on middle market companies that have been in business over 10 years and have an attractive operating history, including generating positive cash flow. We generally target companies with significant market share in their products or services relative to their competitors. In addition, we consider factors such as customer concentration, performance during recessionary periods, competitive environment and ability to sustain margins. As of December 31, 2007, our current private finance portfolio companies had an average age of 29 years with 2007 average sales of $153 million and 2007 average adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $30 million and an EBITDA margin of 20%.

Growth. We consider a target company’s ability to increase its cash flow. Anticipated growth is a key factor in determining the ability of the company to repay its debt and the value ascribed to any warrants and equity interests acquired by us.

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

Exit Strategy. Almost all of our investments consist of securities acquired directly from their issuers in private transactions. These securities are rarely traded in public markets, thus limiting their liquidity. Therefore, we consider it important that a prospective portfolio company have a number of methods by which our financing can be repaid and our equity investment sold or redeemed. These methods would typically include the sale or refinancing of the business or the ability to generate sufficient cash flow to repurchase our equity securities and repay our debt securities.

CMBS, CLO and CDO Criteria. We receive extensive information from the issuer regarding the mortgage loans, commercial loans and other securities that are the underlying collateral for a CMBS, CLO or CDO pool. We extensively underwrite the collateral securing our investment as appropriate. For instance, we underwrite the commercial mortgage loans securing a CMBS transaction by inspecting the underlying properties securing the mortgage and the surrounding markets in which they reside, preparing an analysis of the historic and current cash flow of the properties based on our analysis of current rent rolls and estimates of appropriate operating expenses for the property. We then re-calculate the debt service coverage, assess the collateral value and resulting loan-to-value ratios, and review the loan documents and third party reports such as appraisals, property condition and environmental reports. We study the local real estate market trends, review the credit worthiness of the borrower and their past borrowing experience all to form an opinion as to whether the loan is an acceptable credit risk. Based on the findings of our diligence procedures, we may reject certain mortgage loans from inclusion in the collateral pool or request that the loan be restructured or individual loans repriced.

Portfolio Composition

The composition summary of our investment portfolio as of December 31, 2007 at fair value as a percentage of total investments, excluding derivative agreements, is shown below. Our investment in European Capital, representing 8% of our total investments, is included in the common equity portion of the chart below:

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following chart shows the portfolio composition by industry grouping at fair value as a percentage of total investments, excluding derivative agreements. Our investments in European Capital, CLO and CDO securities are classified in the Diversified Financial Services category. Our investments in ACAS CRE CDO and CMBS are classified in the Real Estate category.

Alternative Asset Management Business

Existing Funds Under Management

As of December 31, 2007, our assets under management totaled $17 billion, including $5 billion of assets under management in our alternative asset funds. As of December 31, 2007, our capital resources under management totaled $19 billion, including $6 billion of capital resources under management in our alternative asset funds. Our third party alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. In general, wholly-owned subsidiaries of American Capital, LLC enter into management agreements for each of the managed alternative asset funds. The discussion of the operations of American Capital, LLC in this annual report includes its wholly-owned consolidated subsidiaries.

American Capital, LLC earns base management fees based on the size of the managed alternative asset funds and incentive income based on the performance of the alternative asset funds. In addition, we may invest directly into our alternative asset funds and earn investment income from our investments in those funds. We intend to grow our existing alternative asset funds, while continuing to create alternative asset funds to meet the increasing demand of sophisticated investors for superior risk-adjusted investment returns.

The following table sets forth certain information with respect to our alternative asset funds under management as of December 31, 2007.

	American Capital	European Capital	ACE I	ACE II	ACAS CLO-1	ACAS CRE CDO
Fund type	Public Alternative Asset Manager and Fund	Public Fund - London Stock Exchange	Private Fund	Private Fund	Private Fund	Private Fund

Established	1986	2005	2006	2007	2006	2007

Assets under management	$11.7 Billion(1)	$2.8 Billion	$1.0 Billion	$0.5 Billion	$0.4 Billion	$0.6 Billion

Investment types	Senior and Subordinated Debt, Equity, CMBS, CLO and CDO	Senior and Subordinated Debt, Equity, CLO and CDO	Equity	Equity	Senior Debt	CMBS

Capital type	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in alternative asset funds that we manage.

European Capital is a publicly traded fund, which is not registered under U.S. securities law and invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. European Capital was established in Guernsey in 2005. On May 10, 2007, European Capital closed on an IPO of ordinary shares, and the ordinary shares were admitted to the Official List of the U.K. Financial Services Authority and to trading on the main market of the London Stock Exchange under the ticker symbol “ECAS.” American Capital, LLC earns a base management fee of 2% of European Capital’s assets and receives 20% of the net profits of European Capital, subject to certain hurdles.

ACE I is a private equity fund established in 2006 with $1 billion of equity commitments from third party investors. ACE I purchased 30% of our equity investments in 96 portfolio companies for an aggregate purchase price of $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by American Capital between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of equity commitments are recallable for additional co-investments with American Capital once they have been distributed to the third party ACE I investors. As of December 31, 2007, there were $93 million of recallable distributions available for add-on investments. American Capital, LLC manages ACE I in exchange for a 2% base management fee on the net cost basis of ACE I’s assets and 10% to 30% of the net profits of ACE I, subject to certain hurdles.

ACE II is a private equity fund established in 2007 with $585 million of equity commitments from third party investors. ACE II purchased 17% of our equity investments in 80 portfolio companies for an aggregate purchase price of $488 million. The remaining $97 million commitments will be used to fund add-on investments in the 80 portfolio companies. In addition, 10%, or $58.5 million, of the $585 million of equity commitments are recallable for additional co-investments with American Capital once they have been distributed to the third party ACE II investors. As of December 31, 2007, ACE II had $91 million and $33 million of unfunded equity commitments and recallable distributions outstanding, respectively. American Capital, LLC manages ACE II in exchange for a 2% base management fee on the net cost basis of ACE II’s assets and 10% to 30% of the net profits of ACE II, subject to certain hurdles.

ACAS CLO-1 was established in 2006 as a “warehouse” to invest in broadly syndicated and middle market senior loans. In April 2007, ACAS CLO-1 completed a $400 million securitization. We purchased 55% of the BB rated notes and 70% of the non-rated subordinated notes in ACAS CLO-1 for a total purchase price of $33 million. American Capital, LLC earns a base management fee of 0.68% of ACAS CLO-1’s assets and receives 20% of the net profits of ACAS CLO-1, subject to certain hurdles.

ACAS CRE CDO was established in 2007 as a commercial real estate collateralized debt obligation trust that holds investments in subordinated tranches of CMBS trusts. We own investment grade and non-investment grade notes and preferred shares of ACAS CRE CDO. American Capital, LLC serves as the collateral manager for ACAS CRE CDO in exchange for an annual senior management fee of 7.5 basis points and a subordinate management fee of 7.5 basis points.

Alternative Asset Management Business Funds Under Development

We expect to continue to develop our third party alternative asset management business as a publicly traded manager of funds of alternative assets. Our corporate development team and marketing department conduct market research and due diligence to identify industry and geographic sectors of alternative assets that have attractive investment attributes and where we can create an alternative asset fund with attractive return prospects. In addition to alternative asset funds focused on a specific industry or geographic location, we will also identify potential alternative asset funds that will invest in a specific security type such as first lien debt, second lien debt, distressed debt, real estate loans or equity securities. As particular funds are selected, we may utilize professionals on staff with experience in the proposed asset class for the alternative asset fund, or we may hire investment professionals with experience in the proposed asset class for the potential alternative asset fund. We may make initial investments directly in the assets of a proposed alternative asset fund. Those assets may either be sold or contributed to the proposed alternative asset fund upon formation of the fund. It is expected that separate alternative asset funds would then be established, that would raise capital, a portion of which could be funded by us. Alternatively, we could contribute all of the initial equity capital to an alternative asset fund with the expectation that we would subsequently raise third party capital. We would expect American Capital, LLC to enter into an asset management agreement with each new alternative asset fund.

As of December 31, 2007, we have provided all of the initial equity capital to alternative asset funds that invest in credit opportunities, residential mortgage-backed securities (“RMBS”) and public equity. We expect to raise third party capital for these alternative asset funds. These alternative asset funds are recorded as portfolio investments on our consolidated balance sheets.

The following additional potential alternative asset funds are in various stages of development as of December 31, 2007:

•	American Capital Agency Corp. - would invest in debt issued or guaranteed by certain U.S. government or U.S. government-sponsored agencies.

•	Primary Equity - would co-invest with American Capital in equities of private companies.

•	Secondary Equity - would purchase from American Capital a portion of our equities of private companies.

•	European Primary Equity - would co-invest with European Capital in equities of private companies.

•	European Primary Debt - would co-invest with European Capital in debt of private companies.

•	Financial Institutions - would invest in debt and equity of private financial companies.

•	Special Situations - would invest in debt and equity of companies under unusual circumstances.

We expect to continue developing the alternative asset funds listed above in 2008. We are also reviewing other potential alternative asset funds that we may begin to develop in 2008.

Private Finance Deal Stream and Market Share

We have established an extensive referral network comprised of investment bankers, private equity firms, mezzanine funds, trade organizations, commercial bankers, attorneys and business and financial brokers. We have a marketing department dedicated to maintaining contact with members of the referral network and receiving opportunities for us to consider. Our marketing department has developed an extensive proprietary database of reported middle market transactions. Based on the data we have gathered, we believe that the middle market is highly fragmented and that we are the leader in the U.S. middle market with a 2.2% market share. According to our data, no other competitor had more than a 1.6% market share. Based on our data, over 200 firms did not close a transaction during 2007. During 2007, our marketing department and offices received information concerning several thousand transactions for consideration. Most of those transactions did not meet our criteria for initial consideration, but the opportunities that met those criteria were directed to our principals for further review and consideration. We have also developed an internet website that provides an efficient tool to businesses for learning about American Capital and our capabilities.

Institutional Approach to Investing

Over the past ten years, we have built an institution with a leading capability to originate, underwrite, finance, syndicate, monitor and exit alternative investments that generate attractive returns. Our dedicated teams of investment professionals are the cornerstone of our institution. We have also created an extensive support structure that provides in-house due diligence, operational, legal and human resources support to our investment professionals and to our portfolio company, American Capital, LLC. The following are the key functional teams that execute our alternative asset management business including the internal management of American Capital and its portfolio.

Investment Teams: We have 60 investment teams with over 260 professionals, including 46 investment teams, with over 220 professionals located in our 10 offices in the United States, and 14 investment teams, with over 40 professionals located in four offices in Europe of European Capital Financial Services Limited, a subsidiary of our portfolio company American Capital, LLC. The Investment Teams originate, review and screen investment opportunities, conduct business, management and operations due diligence, prepare investment committee reports and models, make recommendations to the investment committee, execute investments, represent us on the boards of directors of portfolio companies, assist in monitoring and valuing of investments and manage acquisitions, divestures and exiting of investments. Our Investment Teams are organized so that each team focuses on a specific investment strategy. Our Investment Teams include:

•

American Capital and European Capital Buyout: A 59-person team that leads our American Capital and European Capital One-Stop Buyouts™ of middle market companies including corporate divestitures, acquisitions of portfolio companies from private equity firms, acquisition of family-owned or closely held businesses, going private transactions and ownership transitions. They originate senior debt, subordinated debt and equity in American Capital and European Capital controlled buyouts.

•

Sponsor Finance: A 36-person team that provides private equity sponsors with senior debt, subordinated debt and equity co-investments in support of their buyouts of middle market companies. In addition, they will also target investments directly to privately and publicly-held middle market companies.

•

Energy Investment: An 11-person team that leads our American Capital One-Stop Buyouts™, direct investments and sponsored finance investments in the entire chain of energy exploration, production and distribution, and services, manufacturing, power and utility services. They will also invest in alternative energy, including wind power, solar energy and biofuels. They originate senior debt, subordinated debt and equity investments.

•

Financial Services: A 9-person team that leads our American Capital One-Stop Buyouts™, direct investments and sponsored finance investments in consumer and commercial finance, insurance, asset management and companies providing products or services to financial services firms. They originate senior debt, subordinated debt and equity investments.

•

Special Situations: A 15-person team that leads our American Capital One-Stop Buyouts™, direct investments and sponsored finance investments in distressed companies, companies undergoing turnarounds, bankruptcy auctions, debtor-in-possession, exit financing and other special situations in middle market companies. They originate senior debt, subordinated debt and equity investments.

•

Technology Investment: A 10-person team leads our American Capital One-Stop Buyouts™, direct investments and sponsored finance investments in early, middle and late stage technology companies. They will invest in various technology sectors including networking, software, communications, enterprise data, new media, consumer technologies and industrial technology. They originate senior debt, subordinated debt and equity investments.

•	Second Lien Investment: A 7-person team that originates second lien debt investments which are sourced primarily through the syndication loan sale desks of various market sources.

•

Commercial Mortgage Asset Management: A 13-person team that originates commercial mortgages and related assets directly or by investing in debt and equity tranches of CMBS and CRE CDOs. The team also participates in underwriting, due diligence and financing of real estate owned by our portfolio companies. They originate subordinated debt and equity investments.

•

Residential Mortgage Asset Management: An 8-person team that originates investments in the debt tranches of RMBS. The team was hired in September 2007 to identify attractive investment opportunities in the residential mortgage market as a result of the recently depressed prices in the sector. The team may also invest in single-family mortgage pass through securities and collateralized mortgage obligations where the payment of interest and principal is guaranteed by a U.S. government agency or U.S. government sponsored agency.

•

Collateralized Loan Obligation: A 12-person team that invests in and manages senior loan collateral for third party investors through structured finance products such as a CLO. The team sources middle market senior loans originated through our various Investment Teams and also by purchasing rated, broadly syndicated senior debt. They also invest in non-rated tranches of CLOs and CDOs managed by other third party fund managers.

Operations Team: A 32-person team with expertise in manufacturing services, consumer products, financial services, energy services, supply chain management, outsourcing and technology. The Operations Team is led by a managing director and includes seasoned former presidents, CEOs (15), COOs (4), CFOs (2) and supply chain and outsourcing specialists (5). The Operations Team conducts operational due diligence on prospective portfolio companies and reports and makes recommendations to the investment committee. The team will then also assist portfolio companies post close with operational improvement plans. If we have a struggling portfolio company that is underperforming, the Operations Team will work closely with the portfolio company to improve performance by providing interim leadership at the portfolio company and to identify business actions to help improve performance. The team will provide hands-on assistance to reduce costs, systemize sales and marketing, grow the business and strengthen management talent at the portfolio company.

Investment Committee Support Team: A 7-person team that assists our investment committee (the “Investment Committee”) in establishing procedures and controls, establishing due diligence protocol and working with Investment Teams to establish due diligence plans for each prospective investment, developing standard investment committee reports and models, organizing investment committee meetings, monitoring and reporting investment committee results and tracking subsequent developments.

Business Development Team: A 7-person team that assists our Investment Teams in researching, targeting and developing investment opportunities from multiple, established channels, including investment banks, private equity firms, trade organizations, industry contacts, attorneys, commercial bankers and business and financial brokers.

Financial Accounting and Compliance Team (“FACT”): A 69-person team of in-house certified public accountants, chartered accountants and valuation and audit professionals. FACT is responsible for providing pre- and post-investment financial due diligence, portfolio monitoring and quarterly valuations of portfolio assets. FACT assists our Investment Teams in conducting extensive financial accounting, tax and information technology due diligence of each target investment company, which includes one or more on-site visits, a review of the portfolio company’s historical and prospective financial information, and identifying and confirming pro forma financial adjustments. FACT also monitors the existing portfolio investments by gathering, inputting into an automated database, analyzing and regularly reviewing monthly financial information and other materials to assess financial performance as well as to ensure compliance with loan covenants. Also, FACT, with the assistance of our Investment Teams and subject to the oversight of senior management and the Audit and Compliance Committee, prepares a quarterly valuation of each portfolio company investment.

Syndications Team: A 9-person team that is responsible for arranging syndications of all or part of the senior debt of our portfolio companies either at closing or subsequent to the closing of a senior financing transaction. They perform a variety of functions relating to the marketing and completing of such transactions.

Capital Markets, Finance and Treasury Team: A 40-person team that is responsible for raising equity and debt capital, investor relations, financial budgeting and forecasting and daily liquidity and cash management. Through its debt capital raising activities, the team is responsible for structuring, selling and administering on-balance sheet term debt securitizations of debt investments, investment grade unsecured bonds and various other revolving facilities and term debt facilities for American Capital and its alternative asset funds under management, including our structured products included in our alternative asset funds under management such as ACAS CLO-1 and ACAS CRE CDO. Through its equity capital raising activities, the team is responsible for structuring and selling equity for American Capital and our public and private funds. The team is also responsible for monitoring and reporting on capital market conditions and researching, developing and raising private and public capital for new third party funds for our alternative asset management business. The team is also responsible for arranging syndications of all or part of the equity of our portfolio companies either at closing or subsequent to the closing of an equity financing transaction.

Accounting and Reporting Team: A 67-person team that is responsible for the accounting of our financial performance as well as that of our managed funds, including financial reporting and communications to our shareholders, partners and regulatory bodies. Among its tasks are preparing financial statements, investment accounting, analysis of investment performance, loan servicing, billing, accounts receivable and payable, tax compliance, external audit coordination and developing and monitoring our internal controls.

Legal and Compliance Team: A 25-person team that provides extensive legal support to our capital raising and investing activities, is involved in regular reporting and special communications with our shareholder and regulatory bodies and manages the outside law firms that provide transactional, litigation and regulatory services to us. In addition, as required by the Securities and Exchange Commission, or SEC, we have appointed a Chief Compliance Officer, who is responsible for administering our code of ethics and conduct and our legal compliance activities.

Internal Audit Team: A 5-person team that reports directly to the Audit and Compliance Committee of our Board of Directors. The team performs operational audits and tests our internal controls over financial reporting to assist management’s assessment of the effectiveness of our internal controls over financial reporting under the Sarbanes-Oxley Act of 2002.

Human Resources Team: A 25-person team that assists in recruiting, hiring, reviewing and establishing and administering compensation programs for our employees. In addition, the team is available to the Investment Teams and the Operations Team to assist with executive management and other human resources issues at portfolio companies.

Information Technology Team: A 32-person team that assists all departments in researching, developing, implementing and maintaining communication and technological resources for our multi-office operations including highly specialized systems for the input, processing and reporting of data.

Corporate Communications Team: An 8-person team that assists other teams in communicating with our customers, shareholders and the media by producing marketing materials, newsletters, press releases, mailings and websites and is also responsible for public relations and advertising.

Operations

Marketing, Origination and Approval Process: Our Business Development Team assists our investment professionals in the private finance area in sourcing buyout and financing opportunities. This team targets an extensive referral network comprised of investment bankers, private equity firms, mezzanine funds, trade organizations, commercial bankers, attorneys and business and financial brokers. The team developed and maintains an extensive proprietary industry-wide database of reported middle market transactions, which enables us to monitor and evaluate the middle market investing environment. This database is used to help us assess whether we are penetrating our target markets and to accurately track terms and pricing. Our financial professionals review thousands of financing memorandums and private placement memorandums sourced from this extensive referral network in search of potential buyout or financing opportunities. Investment opportunities that pass an initial screen are then evaluated by a team led by one of our financial principals. The financial principal and his or her team, with the assistance from our FACT and our Operations Team, along with the oversight of our Investment Committee, are responsible for structuring, negotiating, pricing and closing the transaction.

In our private finance investments, our investment professionals along with our Operations Team and FACT conduct extensive due diligence of each target company that passes the initial screening process. This includes one or more on-site visits, a review of the target company’s historical and prospective financial information, identifying and confirming pro-forma financial adjustments, interviews with and assessments of management, employees, customers and vendors, review of the adequacy of the target company’s systems, background investigations of senior management and research on the target company’s products, services and industry. We often engage professionals such as environmental consulting firms, accounting firms, law firms, risk management companies and management consulting firms with relevant industry expertise to perform elements of the due diligence.

In our structured finance investments, we receive extensive information regarding the mortgage loans, commercial loans and other securities that are the underlying collateral for a CMBS, CLO or CDO pool from the issuer and we extensively underwrite the collateral securing our investment as appropriate.

Upon completion of our due diligence, our Investment Teams, FACT and Operations Team as well as any consulting firms that we have engaged, prepare and present an extensive report containing the due diligence information for review to our Investment Committee. Our Investment Committee, which includes representatives of our senior officers depending on the nature of the proposed investment, generally must approve each investment. Investments exceeding a certain size or meeting certain other criteria must also be approved by our Board of Directors. Our Investment Committee is supported by a dedicated staff that focuses on the due diligence and other research done with regard to each proposed investment.

Portfolio Management: In addition to the extensive due diligence at the time of the original investment decision, we seek to preserve and enhance the performance of our portfolio companies under management through our active involvement with the portfolio companies. Also as a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to the portfolio company’s management and board of directors, including participating on the company’s board of directors. The respective Investment Teams and FACT regularly review each portfolio company’s monthly financial statements to assess performance and trends, periodically conduct on-site financial and operational reviews and evaluate industry and economic issues that may affect the portfolio company.

Portfolio Valuation

FACT, with the assistance of our Investment Teams, and subject to the oversight of senior management and the Audit and Compliance Committee, prepares a quarterly valuation of each of our portfolio company investments. Our Board of Directors approves our portfolio valuations as required by the 1940 Act. Our Board of Directors also engages the independent financial advisory firm of Houlihan Lokey Howard & Zukin Financial Advisory, Inc. (“Houlihan Lokey”) to assist in this process by reviewing each quarter a selection of our portfolio companies and to report their conclusions to the Audit and Compliance Committee. Each quarter, Houlihan Lokey reviews approximately one quarter our determination of the fair value of our portfolio company investments that have been portfolio companies for at least one year and that have a fair value in excess of $25 million, in accordance with our valuation procedures. Management and the Audit and Compliance Committee may also selectively engage Houlihan Lokey to review individual portfolio companies on a quarterly basis. For more information regarding our portfolio valuation policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Competition

We compete with hundreds of private equity and mezzanine funds and other financing sources, including traditional financial services companies such as finance companies, commercial banks, investment banks and other equity and non-equity based investment funds. Some of our competitors are substantially larger and have considerably greater financial resources than we do. Competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to meet our investment goals.

Employees

As of December 31, 2007, we employed 580 full-time employees compared with 430 and 289 full-time employees as of December 31, 2006 and 2005, respectively. We believe that we have excellent relations with our employees. In addition, our portfolio company, American Capital, LLC, employed 104 and 54 full-time employees as of December 31, 2007 and 2006, respectively.

Business Development Company Requirements

Qualifying Assets

As a BDC, we may not acquire any asset other than qualifying assets, as defined by the 1940 Act (“Qualifying Assets”), unless, at the time the acquisition is made, the value of our Qualifying Assets represent at least 70% of the value of our total assets. The principal categories of Qualifying Assets relevant to our business are the following:

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

Under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without consent of the holders of a majority of our outstanding voting securities. Since we made our BDC election, we have not made any substantial change in our structure or in the nature of our business.

To include certain securities above as Qualifying Assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or generally offer to make significant managerial assistance available to the issuer of those securities, such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We make significant managerial assistance available to each of our portfolio companies.

Temporary Investments

Pending investment in other types of Qualifying Assets, we may invest our otherwise uninvested cash in cash items, government securities, agency paper or high quality debt securities maturing in one year or less from the time of investment in such high quality debt investments, referred to as temporary investments, so that at least 70% of our assets are Qualifying Assets. Additionally, we may invest in repurchase obligations of a “primary dealer” in government securities (as designated by the Federal Reserve Bank of New York) or of any other dealer whose credit has been established to the satisfaction of our Board of Directors. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Such interest rate is effective for the period of time during which the investor’s money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. We require the continual maintenance by our custodian or the correspondent in its account with the Federal Reserve/Treasury Book Entry System of underlying securities in an amount at least equal to the repurchase price. If the seller were to default on its repurchase obligation, we might suffer a loss to the extent that the proceeds from the sale of the underlying securities were less than the repurchase price. A seller’s bankruptcy could delay or prevent a sale of the underlying securities.

Leverage

For the purpose of making investments and to take advantage of favorable interest rates, we have issued, and intend to continue to issue, senior debt securities and other evidences of indebtedness, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us, as a BDC, to issue senior debt securities and preferred stock, (collectively, “Senior Securities”), in amounts such that our asset coverage is at least 200% after each issuance of senior securities. Asset coverage is defined in the 1940 Act as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, we are exposed to the risks of leverage. Although we have no current intention to do so, we have retained the right to issue preferred stock. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes. As of December 31, 2007, our asset coverage was 234%.

Issuance of Stock

We are not generally able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount. We may, however, sell our common stock at a price below the current net asset value per share of our common stock, or sell warrants options or rights to acquire our common stock at a price below the current net asset value per share of our common stock if our Board of Directors determines that such a sale is in the best interest of us and our shareholders and our shareholders approve our policy and practice of making such sales. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors and the underwriters on an offering, closely approximates the market value of such securities (exclusive of any distributing commission or discount).

Regulated Investment Company Requirements

We operate so as to qualify as a RIC under Subchapter M of the Code. If we qualify as a RIC and annually distribute to our shareholders in a timely manner at least 90% of our investment company taxable ordinary income, we will not be subject to federal income tax on the portion of our taxable ordinary income and long-term capital gains we distribute to our shareholders. Taxable income generally differs from net income as defined by accounting principles generally accepted in the United States (“GAAP”) due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

Generally, in order to maintain our status as a RIC, we must: a) continue to qualify as a BDC; b) distribute to our shareholders in a timely manner, at least 90% of our investment company taxable ordinary income, as defined by the Code; c) derive in each taxable year at least 90% of our gross investment company income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to our business of investing in such stock or securities as defined by the Code; and d) meet investment diversification requirements. The diversification requirements generally require us at the end of each quarter of the taxable year to have (i) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other regulated investment companies and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

In addition, with respect to each calendar year, if we distribute or have treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of our capital gain income for each one-year period ending on October 31, and distribute 98% of our investment company net ordinary income for such calendar year (as well as any ordinary income not distributed in prior years), we will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of RICs. We may elect to not distribute all of our investment company taxable income and pay the excise tax on the undistributed amount. Any such undistributed income is carried over into the next year as taxable income subject to the minimum distribution requirements for that year.

If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in such year on all of our taxable income, regardless of whether we make any distribution to our shareholders. In addition, in that case, all of our distributions to our shareholders will be characterized as ordinary income (to the extent of our current and accumulated earnings and profits). We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income.

Our wholly-owned consolidated subsidiary, American Capital Financial Services, Inc. (“ACFS”), is a corporation subject to corporate level federal, state or other local income tax.

Investment Objectives

Our primary business objectives are to increase our taxable income, net realized earnings and net asset value by investing in senior debt, subordinated debt and equity securities of private companies, early and late stage technology companies, companies in special situations, alternative asset funds managed by us and structured finance entities with attractive current yields and/or potential for equity appreciation and realized gains. Our investment objectives provide that:

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

•

We will not (a) act as an underwriter of securities of other issuers (except to the extent that we may (i) be deemed an “underwriter” of securities purchased by us that must be registered under the Securities Act before they may be offered or sold to the public or (ii) underwrite securities to be distributed to or purchased by our shareholders in connection with offerings of securities by companies in which we are a shareholder); (b) sell securities short (except with regard to managing risks associated with publicly traded securities issued by portfolio companies); (c) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (d) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, or (ii) with regard to managing risks associated with publicly traded securities issued by portfolio companies); (e) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations); or (f) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in any securities issued by, any other investment company (as defined in the 1940 Act), except as they may be acquired as part of a merger, consolidation or acquisition of assets. With regard to that portion of our investments in securities issued by other investment companies it should be noted that such investments may subject our shareholders to additional expenses.

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

The above investment objectives have been set by our Board of Directors and do not require shareholder consent to be changed.

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

We may currently be in a period of capital markets disruption and slowing economic growth or recession

We believe that in 2007, the U.S. capital markets entered into a period of disruption as evidenced by increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets. We believe the U.S. and other countries may also be in a period of slowing economic growth or a recession. As noted in many of our risk factors below, this period may increase the probability that these risks could negatively impact us.

We make loans to and investments in middle market borrowers who may default on their loans or provide no return on our investments

We invest in and lend to middle market businesses. There is generally no publicly available information about these businesses. Therefore, we rely on our principals, associates, analysts and consultants to investigate these businesses. The portfolio companies in which we invest may have significant variations in operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by senior lenders. Numerous factors may affect a portfolio company’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a portfolio company’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. We also make unsecured, subordinated loans and invest in equity securities, which involve a higher degree of risk than senior loans. In certain cases, our involvement in the management of our portfolio companies may subject us to additional defenses and claims from borrowers and third parties. These conditions may make it difficult for us to obtain repayment of our loans.

Middle market businesses typically have narrower product lines and smaller market shares than large businesses. They tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, these companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel.

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

Our senior loans generally are secured by the assets of our borrowers. Our subordinated loans may or may not be secured by the assets of the borrower; however if a subordinated loan is secured, our rights to payment and our security interest are usually subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect our subordinated loans and to recover any of the loan balance through a foreclosure of collateral.

There is uncertainty regarding the value of our portfolio investments

A significant portion of our portfolio investments are not publicly traded. We value these investments based on a determination of their fair value made in good faith by our Board of Directors. Due to the uncertainty inherent in valuing investments that are not publicly traded, as set forth in our consolidated financial statements, our determinations of fair value may differ materially from the values that would exist if a ready market for these investments existed. Additionally, we have a controlling interest in European Capital, a publicly traded investment fund, which we also value based on a determination of its fair value made in good faith by our Board of Directors. While the fair value of a publicly traded investment is generally the quoted market price, our valuation of European Capital includes a control premium, reflecting the additional value that we expect to obtain upon a sale of our controlling interest in European Capital. Thus, due to the uncertainty in valuing any premium over the quoted market price of European Capital, our determination of fair value may differ materially from the value that we actually obtain from a sale of our interest in European Capital. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of interest income recognition. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that would exist if a ready market existed for these securities.

Recent accounting pronouncements may impact our future financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We adopted SFAS No. 157 on January 1, 2008. We are continuing to assess the impact on our consolidated financial statements of adopting SFAS No. 157. Adoption of this change in valuation guidance could have a material effect on our consolidated financial statements. However, the actual impact on our consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit. (See Note 2 to our accompanying consolidated financial statements).

We have a limited operating and investment history in certain segments of our business

Since our IPO, we have primarily been an investor in domestic, privately-held middle market companies, which we consider to be companies with sales between $10 million and $750 million. We have begun investing either directly or through new alternative asset funds in other investment categories, including European-based companies, CMBS, CLOs, CDOs, RMBS, early stage technology companies, special situation companies, distressed securities and publicly traded securities. We have limited or no operating history in making such investments. We have also begun our new business of managing other alternative asset funds in addition to the investments on our balance sheet. There can be no assurances that these new business initiatives will be profitable in future periods, nor can we offer investors any assurances that we will successfully implement these new strategies.

Investment in non-investment grade CMBS, CLOs and CDOs may be illiquid, may have a higher risk of default, and may not produce current returns

The CMBS, CLO and CDO securities in which we invest are generally non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Non-investment grade CMBS, CLO and CDO bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value. Non-investment grade securities usually provide a higher yield than do investment grade securities, but with the higher return comes greater risk of default. In addition, the fair value of these securities may change as interest rates change over time. Economic recessions or downturns may cause defaults or losses on collateral securities to increase. Non-investment grade securities are considered speculative, and their capacity to pay principle and interest in accordance with the terms of their issue is not ensured.

We may not realize gains from our equity investments

When we sponsor the buyout of a portfolio company, we invest in the equity securities of the portfolio company. Also, when we make a loan, we may receive warrants to acquire stock issued by the borrower or purchase a minority equity interest. We may also make direct equity investments. Our goal ultimately is to dispose of these equity interests and realize gains. These equity interests may not appreciate in value and, in fact, may depreciate in value. Accordingly, we may not be able to realize gains from our equity interests.

The lack of liquidity of our privately-held securities may adversely affect our business

Most of our investments consist of securities acquired directly from their issuers in private transactions. Some of these securities are subject to restrictions on resale or otherwise are less liquid than public securities. The illiquidity of our investments may make it difficult for us to obtain cash equal to the value at which we record our investments if the need arises.

We have limited public information regarding the companies in which we invest

Consistent with our operation as a BDC, our portfolio consists primarily of securities issued by privately-held companies. There is generally little or no publicly available information about such companies, and we must rely on the diligence of our employees and the consultants we hire to obtain the information necessary for our decision to invest in them. There can be no assurance that our diligence efforts will uncover all material information about the privately-held business necessary to make a fully informed investment decision.

Our portfolio companies may be highly leveraged

Leverage may have important adverse consequences to our portfolio companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our business is dependent on external financing

Our business requires a substantial amount of cash to operate. We historically have obtained a portion of the cash required for operations through the sale of debt by special purpose affiliates to which we have contributed loan assets originated by us, borrowings by us and the sale of our equity. Our ability to continue to rely on such sources or other sources of capital depends on numerous legal, economic, structural and other factors.

We or our affiliates have issued, and intend to continue to issue, debt securities and other evidences of indebtedness, up to the maximum amount permitted by the 1940 Act. We have also retained the right to issue preferred stock. As a BDC, the 1940 Act permits us to issue Senior Securities in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of Senior Securities. As a result, we are exposed to the risks of leverage. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes.

A failure to renew our existing credit facilities, to continue short-term financings, to increase our capacity under our existing facilities, to sell additional term debt notes or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be able to renew or increase the capacity under our existing facilities or obtain access to additional debt facilities on acceptable terms, especially in times of economic downturns and dislocation in the credit markets. During such times, potential lenders and purchasers of our debt securities may be more restrictive in how they deploy their liquidity and capital. See the description of the term debt notes and the debt facilities under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate 6.3% for the year ended December 31, 2007, and assuming hypothetical annual returns on our portfolio of minus 15% to plus 15%. As can be seen, leverage generally increases the return to shareholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.0%	-10.0%	-5.0%	—	5.0%	10.0%	15.0%
Corresponding Return to Common Shareholders(2)	-36.4%	-26.4%	-16.5%	-6.6%	3.3%	13.2%	23.1%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense accrued during the period is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of the beginning of the period to determine the “Corresponding Return to Common Shareholders.”

Because we are subject to regulatory restrictions on the amount of debt we can issue, we are dependent on the issuance of equity as a financing source. We are restricted to issuing equity at prices equal to or above our net asset value per share at the time of issuance. There can be no assurances that we can issue equity when necessary. If additional funds are raised through the issuance of our common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our shareholders at the time would decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable than those of our common stock.

A change in interest rates may adversely affect our profitability

Because we fund a portion of our investments with borrowings, our net increase in assets from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

Under our interest rate swap agreements, we generally pay a fixed rate and receive a floating interest rate based on LIBOR. We may enter into interest rate swaption agreements where, if exercised, we would receive a fixed rate and pay a floating rate based on LIBOR. We may also enter into interest rate cap agreements that would entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceed specified interest rates.

An increase in interest rates could reduce the spread between the rate at which we invest and the rate at which we borrow, and thus, adversely affect our profitability, if we have not appropriately match-funded our liabilities and assets or hedged against such event. Alternatively, our interest rate hedging activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, a change in interest rates could also have an impact on the fair value of our interest rate swap agreements that could result in the recording of unrealized appreciation or depreciation in future periods. For example, a decline, or a flattening, of the forward interest rate yield curve will typically result in the recording of unrealized depreciation of our interest rate swap agreements. Therefore, adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Quantitative and Qualitative Disclosures About Market Risk” and “Financial Statements and Supplementary Data” for additional information on interest rate swap agreements.

A change in currency exchange rates may adversely affect our profitability

We may invest in debt securities that are denominated in currencies other than the U.S. dollar. In addition, we may invest in the equity of portfolio companies whose functional currency is not the U.S. dollar. Our domestic portfolio companies may also transact a significant amount of business in foreign countries and therefore their profitability may be impacted by changes in foreign currency exchange rates. The functional currency of our largest portfolio company, European Capital, is the Euro. European Capital also has investments in other European currencies, including the British Pound. An adverse change in currency exchange rates may have a material adverse impact on our business, financial condition and results of operations.

An economic downturn could affect our operating results

An economic downturn may adversely affect middle market businesses, which are our primary market for investments. Such a downturn could also adversely affect our ability to obtain capital to invest in such companies. These results could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Our business is dependent on external financing.”

Our debt facilities impose certain limitations on us

We have two revolving credit facilities, one of which is a commercial paper conduit securitization facility (the “AFT I Facility”) and the other of which is an unsecured revolving line of credit (the “Revolving Facility”). Collectively, the AFT I Facility and Revolving Facility are referred to as the “Debt Facilities.”

Our AFT I Facility is a line of credit administered by Wachovia Capital Markets, LLC that currently has an aggregate commitment of $1.3 billion as of December 31, 2007. Our AFT I Facility is secured by loans to our portfolio companies, which have been contributed to a separate affiliated trust. This affiliated trust is consolidated in our financial statements. While we have not guaranteed the repayment of the AFT I Facility, we must repurchase the loans if certain representations are breached. The AFT I Facility contains customary default provisions, as well as the following default provisions: a cross-default on our debt of $15 million or more, a minimum net worth requirement of $3.5 billion plus seventy-five percent (75%) of any new equity and subordinated debt and a default triggered by a change of control. Our ability to make draws under the AFT I Facility expires in October 2008, unless extended. There are no guarantees that all or part of this facility will be extended.

Our Revolving Facility is a $1.6 billion unsecured revolving line of credit administered by an affiliate of Wachovia that may be expanded through new or additional commitments up to $1.8 billion in accordance with the terms and conditions set forth in the related agreement. The Revolving Facility contains customary default provisions as well as the following default provisions: a cross-default on our debt of $25 million or more, a minimum net worth requirement of $3.5 billion plus seventy-five percent (75%) of any new equity and subordinated debt, maintaining an unsecured credit rating equal to or greater than BB and a default triggered by a change of control. Our ability to make draws under the Revolving Facility expires in May 2012, unless extended.

Trusts affiliated with us have issued term debt securities (“Term Debt Notes”) to institutional investors with an outstanding balance of $2.4 billion as of December 31, 2007. These affiliated trusts are consolidated in our financial statements. These securities contain customary default provisions, as well as the following default provisions: a failure on our part, as the originator of the loans securing the Term Debt Notes or as the servicer of these loans, to make any payment or deposit required under related agreements within two business days after the date the payment or deposit is required to be made, or if we alter or amend our credit and collection policy in a manner that could have a material adverse effect on the holders of the Term Debt Notes.

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

We may incur additional debt that could increase your investment risks

We or our affiliates borrow money or issue debt securities to provide us with additional funds to invest. Our lenders have fixed dollar claims on our assets or the assets of our affiliates that are senior to the claims of our shareholders and, thus, our lenders have preference over our shareholders with respect to these assets. In particular, the assets that our affiliates have pledged to lenders under the AFT I Facility and the Term Debt Notes were sold or contributed to separate affiliated statutory trusts prior to such pledge. While we own a beneficial interest in these trusts, these assets are property of the respective trusts, available to satisfy the debts of the trusts, and would only become available for distribution to our shareholders to the extent specifically permitted under the agreements governing those Debt Facilities. See “Risk Factors—Our debt facilities impose certain limitations on us.”

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

Our credit ratings may not reflect all risks of an investment in our debt securities

Our credit ratings are an assessment by major debt rating agencies of our ability to pay our obligations. Consequently, actual or expected changes in our credit ratings will likely affect the market value of our publicly issued debt securities. Our credit ratings, however, may not fully or accurately reflect all of the credit and market risks associated with our publicly issued debt securities. A downgrade in the credit ratings applicable to our debt securities could negatively impact us. If these credit ratings were to be downgraded, our interest expense (and our ability to raise additional debt) could be negatively impacted, and we could be required to redeem certain of our Senior Securities. Any of these occurrences could have a material effect on our business, financial condition and results of operations.

Terms relating to redemption may materially adversely affect the return on our debt securities

If any of our debt securities are redeemable at our option, we may choose to redeem debt securities at times when prevailing interest rates are lower than the interest rate paid on our debt securities. In addition, if our debt securities are subject to mandatory redemption, we may be required to redeem the debt securities also at times when prevailing interest rates are lower than the interest rate paid on these debt securities. In these circumstances, an investor may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

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

We may fail to continue to qualify for our pass-through tax treatment

We have operated since October 1, 1997, so as to qualify to be taxed as a RIC under Subchapter M of the Code and, provided we meet certain requirements under the Code, we can generally avoid corporate level federal income taxes on income distributed to our shareholders as dividends. We would cease to qualify for this favorable pass-through tax treatment if we are unable to comply with the source of income, diversification or distribution requirements contained in Subchapter M of the Code, or if we cease to operate so as to qualify as a BDC under the 1940 Act. If we fail to qualify to be taxed as a RIC or to distribute our income to shareholders on a current basis, we would be subject to corporate level taxes which would significantly reduce the amount of income available for distribution to shareholders. The loss of our current tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock. See “Business—Business Development Company Requirements” and “Business—Regulated Investment Company Requirements.”

There is a risk that you may not receive dividends

Since our IPO, we have distributed more than 90% of our investment company ordinary taxable income, including 90% of our net short-term capital gains to our shareholders in order to continue to qualify as a RIC. We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company ordinary taxable income. Beginning with our tax year ended September 30, 2007, we elected to distribute our net long-term capital gains to our shareholders as dividends in 2008. In prior years, we elected to retain our net long-term capital gains and paid a federal income tax thereon on behalf of our shareholders treating them as a deemed distribution for tax purposes. We may again elect to retain all of, or a portion of, our net long-term capital gains in the future which may reduce the amount of future cash distributions to our shareholders. We cannot assure our shareholders that we will achieve investment results or maintain a tax status that will allow any specified level of cash distributions or year-to-year increases in cash distributions.

Our financial condition and results of operations will depend on our ability to manage effectively any future growth

We have grown significantly since our IPO. Our ability to sustain continued growth depends on our ability to identify, evaluate, finance and invest in suitable investments that meet our investment criteria. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide competent, attentive and efficient services, our access to financing sources on acceptable terms and the capabilities of our technology platform. As we grow, we will also be required to hire, train, supervise and manage new employees. Failure to manage effectively any future growth could have a material adverse effect on our business, financial condition and results of operations.

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

We operate in a highly competitive market for investment opportunities

We compete with hundreds of private equity and mezzanine funds and other financing sources, including traditional financial services companies such as finance companies, commercial banks, investment banks and other equity and non-equity based investment funds. Some of our competitors are substantially larger and have considerably greater financial resources than us. Competitors may have lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to meet our investment goals.

Provisions of our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws could deter takeover attempts

Our Second Amended and Restated Certificate of Incorporation, as amended and Second Amended and Restated Bylaws and the Delaware General Corporation Law contain provisions that may have the effect of discouraging and delaying or making more difficult a change in control. The existence of these provisions may negatively impact the price of our common stock and may discourage third party bids. These provisions may reduce any premiums paid to our shareholders for shares of our common stock that they own. Furthermore, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 governs business combinations with interested shareholders, and also could have the effect of delaying or preventing a change in control.

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business

We and our portfolio companies are subject to regulation by laws at the local, state, federal and foreign level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations or the failure to comply with these laws or regulations could have a material adverse impact on our business. Certain of these laws and regulations pertain specifically to RICs or BDCs.

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

Failure to deploy new capital effectively may reduce our return on equity

If we fail to invest our new capital effectively, our return on equity may be negatively impacted, which could reduce the price of the securities that you own.

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

The trading market or market value of our publicly issued debt securities may fluctuate

Our publicly issued debt securities do not have an established trading market. There is no assurance that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. Additionally, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities including, but not limited to, the following:

•	our creditworthiness;

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest that are higher or lower than rates borne by the debt securities.

There may also be a limited number of buyers when an investor decides to sell its debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Supplemental provisions contained in forward sale agreements subject us to certain risks

We periodically complete public offerings of our common stock in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties, or forward purchasers, in connection with agreements to purchase common stock from us for future delivery dates pursuant to forward sale agreements. Under forward sale agreements that we may enter into, each forward purchaser would have the right to accelerate its forward sale agreement and require us to physically settle on a date specified by such forward purchaser if certain events occur, such as (1) in its judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by us under its forward sale agreement or the cost of borrowing the common stock has increased above a specified amount, (2) we declare any dividend or distribution on shares of our common stock payable in (i) excess of a specified amount, (ii) securities of another company that we own (directly or indirectly), or (iii) any other type of securities (other than shares of our common stock), rights, warrants or other assets for payment at less than the prevailing market price in such forward purchaser’s judgment, (3) the net asset value per share of our outstanding common stock exceeds a specified percentage of the then applicable forward sales price, (4) our Board of Directors votes to approve a merger or takeover of us or similar transaction that would require our shareholders to exchange their shares for cash, securities, or other property, or (5) certain other events of default or termination events occur. Such forward purchaser’s decision to exercise its right to require us to settle its forward sale agreement will be made irrespective of our need for capital. In addition, upon certain events of bankruptcy, insolvency or reorganization relating to us, each forward sale agreement would terminate without further liability of either party. Following any such termination, we would not issue any shares and we would not receive any proceeds pursuant to the forward sale agreements.

As of December 31, 2007, we had 4.0 million shares outstanding under our forward sale agreements that have a termination date in November 2008.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources

Our assets under management have grown significantly from $0.9 billion as of December 31, 2001 to $17 billion as of December 31, 2007. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our assets under management have grown, but of significant differences in the investing strategies of our different funds and portfolio companies. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments.

Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial and business controls;

•	implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

Item	1B. Unresolved Staff Comments

None.

Item	2. Properties

We do not own any real estate or other physical properties materially important to our operations. We lease office space in ten locations for terms ranging up to fifteen years.

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

During the fourth quarter of 2007, there were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since we became a RIC, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our annual ordinary taxable income, on a quarterly basis to our shareholders. We report the estimated tax characteristics of each dividend when declared while the actual tax characteristics of dividends are reported annually to each shareholder on Form 1099DIV. All of our dividends declared through December 31, 2007 have been distributions of ordinary income for tax purposes. For our dividends declared in 2007 of $3.72 per share, $3.59 were non-qualifying dividends and $0.13 were qualifying dividends. Our ordinary taxable income and long-term capital gains comprise our investment company taxable income which differs from net income as defined by GAAP due primarily to temporary and permanent differences in interest and dividend income recognition, fee income recognition, stock-based compensation and other expense recognition, returns of capital and net unrealized appreciation or depreciation.

Beginning with our tax year ended September 30, 2007, we will now distribute our net long-term capital gains to our shareholders. Our net long-term capital gains for our tax year ended September 30, 2007 will be distributed to our shareholders as dividends in 2008. In prior years, we retained our net long-term capital gains and paid a federal income tax thereon on behalf of our shareholders treating them as a deemed distribution for tax purposes.

There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. See “Risk Factors-We may fail to continue to qualify for our pass-through tax treatment” and “Business-Regulated Investment Company Requirements.”

Our stock transfer agent, registrar and dividend reinvestment plan administrator is Computershare Investor Services. Request for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43010, Providence, RI 02940, and their telephone number is 1-800-733-5001.

At the option of a holder of record of common stock, all cash distributions can be reinvested automatically under our dividend reinvestment plan (“DRIP”) in additional whole and fractional shares. Pursuant to our DRIP, a shareholder whose shares are registered in his own name may opt in to the plan and elect to reinvest all or a portion of his or her dividends in shares of our common stock by providing the required enrollment notice to the plan administrator, Computershare Investor Services. Shareholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if such service is provided by the broker or the nominee, or if the broker or the nominee permits participation in our DRIP. Shareholders whose shares are held in the name of a broker or other nominee should contact the broker or nominee for details. Shareholders that participate in the DRIP will receive the number of whole or fractional shares that can be obtained based on the price per share the plan administrator purchases the shares of common stock. Such shares will be acquired by the plan administrator through either receipt of newly issued shares or treasury shares from us or by purchase of outstanding shares of common stock on the open market. If the market price per share of our common stock on the dividend payment date equals or exceeds by at least 110% the net asset value per share of our common stock as of the end of the most recently completed fiscal quarter (or as of such other time as may be determined by our Board of Directors), then our plan administrator will acquire shares of our common stock directly from us at a price equal to the greater of net asset value per share or the market price on that date less a 2% discount. However, (i) if the market price per share of our common stock on the dividend payment date does not exceed 110% of the net asset value per share of our common stock as of the end of the most recently completed fiscal quarter or (ii) if we advise the plan administrator that since such net asset value per share was last determined we have become aware of events that indicate the possibility of a change in net asset value per share as a result of which the net asset value per share of the common stock on the dividend payment date might be higher that the current market price per share of our common stock, then the plan administrator will not acquire any newly issued shares from us at a discount and instead will buy shares of our common stock in the open market. You can find out more information about the DRIP by reading our Third Amended and Restated Dividend Reinvestment Plan, a copy of which is located on our internet website at www.americancapital.com.

Our common stock historically trades at prices above our net asset value per share. There can be no assurance, however, that such a premium to our net asset value per share will continue. For the three fiscal years ended December 31, 2007, we have not sold any equity securities that were not registered under the Securities Act.

Quarterly Stock Prices and Dividend Declarations

Our common stock is quoted on The NASDAQ Global Select Market under the symbol ACAS. As of February 15, 2008, we had 1,020 shareholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of shareholders. We believe that there are currently over 300,000 additional beneficial holders of our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market and our dividends paid for the years ended December 31, 2007 and 2006.

	Sales Prices		Dividend Paid
	High	Low
2007
First Quarter	$49.96	$39.30	$0.89
Second Quarter	$49.45	$40.83	$0.91
Third Quarter	$46.99	$35.00	$0.92
Fourth Quarter	$46.13	$32.36	$1.00

2006
First Quarter	$37.80	$34.40	$0.80
Second Quarter	$35.50	$29.65	$0.82
Third Quarter	$39.74	$33.04	$0.83
Fourth Quarter	$46.45	$38.72	$0.88

Equity Compensation Plans

The following table summarizes information, as of December 31, 2007, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire shares of our common stock may be granted from time to time. See “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for a description of our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(in millions, except per share amounts)
Equity compensation plans approved by security holders(1)	21.5	$36.95	3.4
Equity compensation plans not approved by security holders(1)	—	—	—

(1)	All of our equity compensation plans have been approved by our shareholders.

Performance Graph

The performance graph below compares the total cumulative shareholder return on our common stock with the cumulative shareholder return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index (“S&P 500”), BDC Peer Group, Asset Management Peer Group and Broker Dealer Peer Group, measured as of the last trading day of each year shown. The performance graph assumes an investment of $100 on December 31, 2002 and the reinvestment of dividends on the dates of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

The S&P 500 Index is an unmanaged, capitalization-weighted index generally representative of the U.S. market for large capitalization stocks. This information shows how our performance compares with the returns of one of the most widely used U.S. equity indexes. The S&P 500 Index cannot be invested in directly. The preceding graph compares a shareholder’s cumulative total return for the last five fiscal years, assuming $100 invested at December 31, 2002, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500; (iii) an index of selected issuers in our BDC Peer group that have been a public BDC for at least five years, composed of Allied Capital, MCG Capital Corporation and Gladstone Capital Corporation; (iv) an index of selected issuers in our Asset Management Peer Group, composed of Affiliated Managers Group Inc., Alliance Bernstein Holding L.P., Blackrock Inc., Brookfield Asset Management Inc., Eaton Vance Corp., Federated Investors Inc., Franklin Resources Inc., INVESCO Ltd., Janus Capital Group Inc., Legg Mason Inc., T. Rowe Price Group Inc. and Waddell & Reed Financial Inc.; and (v) an index of selected issuers in our Broker Dealer Peer Group, composed of Bear Stearns Cos., Goldman Sachs Group Inc., Jefferies Group Inc., Lehman Brothers Holdings Inc., Merrill Lynch & Co. Inc. and Morgan Stanley.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
AMERICAN CAPITAL STRATEGIES, LTD.	100	224	277	331	461	357
S&P 500	100	129	143	150	173	183
BDC PEER GROUP	100	163	167	172	228	160
ASSET MANAGEMENT PEER GROUP	100	138	181	235	294	353
BROKER DEALER PEER GROUP	100	149	167	200	273	217

Purchases of Equity Securities

The following table provides information for the year ended December 31, 2007, regarding shares of our common stock that were purchased under a non-qualified deferred compensation plan, which is administered by a third party trustee. The Compensation and Corporate Governance Committee of our Board of Directors is the administrator of the plan. The purpose of this plan is to grant bonus awards to our employees. The Compensation and Corporate Governance Committee determines cash bonus awards, including vesting schedules. The cash bonus awards are invested by the trust in shares of our common stock that are purchased in the open market.

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share
	(in millions, except per share amounts)
January 2007	—	$—
February 2007	0.1	46.92
March 2007	0.1	46.52
April 2007	—	—
May 2007	0.1	45.99
June 2007	—	—
July 2007	—	—
August 2007	1.6	39.84
September 2007	—	—
October 2007	—	—
November 2007	0.8	40.45
December 2007	—	—

	2.7	$40.65

Stock Buy-Back Plan

On January 7, 2008, we announced that our Board of Directors authorized a stock buy-back program, which allows for the repurchase of up to a maximum of $500 million of our common stock at prices below our net asset value per share as reported in our then most recently published financial statements. The stock repurchase plan is subject to prevailing market conditions and other considerations including restrictions under certain of our borrowings. We anticipate that share repurchases will be made from time to time, depending upon market conditions. Shares may be purchased in the open market, including through block repurchases, or through privately negotiated transactions. We do not intend to repurchase any shares from our directors, officers or other affiliates. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund the repurchases with available cash. The repurchase program is expected to be in effect through December 31, 2008, or until the approved dollar amount has been used to repurchase shares. During January 2008, we purchased a total of 0.2 million shares of our common stock in the open market for $6 million.

Item 6. Selected Financial Data

AMERICAN CAPITAL STRATEGIES, LTD.

Consolidated Selected Financial Data

(in millions, except per share data)

The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Total operating income(1)(2)	$1,240	$860	$555	$336	$206
Total operating expenses(2)(3)(4)	640	424	228	114	65

Operating income before income taxes	600	436	327	222	141
Income tax provision	(6)	(11)	(13)	(2)	—

Net operating income	594	425	314	220	141
Net realized gain (loss) on investments(1)	214	173	36	(38)	22

Net realized earnings(1)	808	598	350	182	163
Net unrealized (depreciation) appreciation of investments(1)(2)	(108)	297	15	99	(45)
Cumulative effect of accounting change(4)	—	1	—	—	—

Net increase in net assets resulting from operations	$700	$896	$365	$281	$118

Per share data:
Net operating income:
Basic	$3.42	$3.15	$3.16	$2.88	$2.58
Diluted	$3.36	$3.11	$3.10	$2.83	$2.56
Net realized earnings:
Basic	$4.65	$4.43	$3.53	$2.39	$2.98
Diluted	$4.57	$4.37	$3.45	$2.35	$2.96
Net earnings:
Basic	$4.03	$6.63	$3.68	$3.69	$2.16
Diluted	$3.96	$6.55	$3.60	$3.63	$2.15
Dividend declared	$3.72	$3.33	$3.08	$2.91	$2.79
Balance sheet data:
Total assets	$11,732	$8,609	$5,449	$3,491	$2,068
Total debt	$4,824	$3,926	$2,467	$1,561	$840
Total shareholders’ equity	$6,441	$4,342	$2,898	$1,872	$1,176
Net asset value per share	$32.88	$29.42	$24.37	$21.11	$17.83
Other data (unaudited):
Number of portfolio companies at period end	219	188	141	117	86
New investments(5)	$7,928	$5,136	$3,714	$2,018	$1,083
Realizations(6)	$4,537	$2,918	$1,314	$712	$390
Net operating income return on average equity at cost(7)	11.3%	12.0%	13.6%	14.1%	13.5%
Net realized earnings return on average equity at cost(8)	15.3%	16.9%	15.2%	11.6%	15.6%
Earnings return on average equity(9)	12.2%	24.6%	15.9%	18.8%	12.9%
Assets under management(10)	$17,104	$11,317	$5,675	$3,220	$1,935

(1)	In 2004, we adopted a new accounting method related to the income statement classification of periodic interest rate derivative settlements. In prior periods, we recorded the payments and accrual of periodic interest settlements of interest rate derivative agreements in interest income. Beginning in 2004, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date.

(2)	Prior to the second quarter of 2007, European Capital Financial Services (Guernsey) Limited (“ECFS”), the investment manager for European Capital, was a consolidated operating subsidiary since substantially all of ECFS’ services were provided indirectly to us through our ownership interest in European Capital. As a result of the IPO of European Capital, our ownership interest in European Capital was diluted and ECFS was no longer considered to be providing substantially all of its services directly or indirectly to us or to our portfolio companies. In addition, in the second quarter of 2007, we contributed our direct ownership interest in ECFS to American Capital, LLC. Accordingly, as a result of the above events, in the second quarter of 2007, ECFS was deconsolidated prospectively and is recorded at fair value on our consolidated balance sheet as part of the fair value of our portfolio investment in American Capital, LLC.
(3)	In 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to account for stock-based compensation plans for all stock options granted since and including 2003 and forward as permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.
(4)	In 2006, we adopted SFAS Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). We adopted SFAS No. 123(R) using the “modified prospective” method. Under the modified prospective method, the consolidated financial statements for prior fiscal years do not reflect any restated amounts. When recognizing compensation cost under SFAS No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under SFAS No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of SFAS No. 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle, net of related tax effects, to adjust compensation cost for the difference in compensation costs recognized in prior periods if forfeitures had been estimated during those periods of $1 million, or $0.01 per basic and diluted share.
(5)	New investments includes amounts as of the investment dates that are committed but unfunded.
(6)	Realizations represent cash proceeds received upon the exit of investments including scheduled principal amortization, debt prepayments, proceeds from loan syndications, payment of accrued payment-in-kind (“PIK”) interest, dividend and accreted loan discounts and sale of equity and other securities.
(7)	Calculated before the effect of net appreciation, depreciation, gains and losses of investments. Average equity is calculated based on the quarterly shareholders’ equity balances.
(8)	Calculated before the effect of net appreciation and depreciation of investments. Average equity is calculated based on the quarterly shareholders’ equity balances.
(9)	Return represents net increase in net assets resulting from operations, which includes the effect of net appreciation, depreciation, gains and losses of investments. Average equity is calculated based on the quarterly shareholders’ equity balances.
(10)	Assets under management include both (i) the total of American Capital’s assets and (ii) the total assets of third party funds under management of American Capital, LLC, including any direct investment we have in those funds.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
(in millions, except per share data)

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have greater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value, and a change in estimate could affect our net asset value; (iv) our investments in securities of privately-held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless we maintain an asset coverage of at least 200%, which may affect returns to our shareholder; (xii) we may fail to continue to qualify for our pass-through treatment as a RIC, which could have an affect on shareholder return; (xiii) our common stock price may be volatile; (xiv) our strategy of becoming an asset manager of funds of private assets may not be successful and therefore have a negative impact on our results of operations; and (xv) general business and economic conditions and other risk factors described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Executive Overview

We are the largest U.S. publicly traded private equity fund and one of the largest U.S. publicly traded alternative asset managers that is a member of the S&P 500. We primarily invest in senior debt, mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and provide capital directly to early stage and mature private and small public companies. We also invest in structured finance investments including CMBS, CLO and CDO securities and invest in alternative asset funds managed by us. We are also an alternative asset manager with $17 billion of assets under management as of December 31, 2007, including $5 billion of third party assets. Our primary business objectives are to increase our taxable income, net realized earnings and net asset value by investing in private equity, private debt, private real estate investments, early and late stage technology investments, special situation investments, alternative asset funds managed by us and structured finance investments with attractive current yields and/or potential for equity appreciation and realized gains.

We have two primary lines of business: Investing and Asset Management and Advisory. We derive the majority of our operating income, 79% and 80% in 2007 and 2006, respectively, from our Investing segment, which primarily invests in senior and mezzanine debt and equity of middle market companies. Our Asset Management and Advisory segment provides management advisory services to both our portfolio company investments and our alternative asset funds.

In 2007, the financial services industry was significantly affected by turmoil in the financial markets created by a downturn in the consumer credit cycle, specifically the residential housing market. The growing “credit crisis” has significantly effected the global financial markets. What began as a deterioration of credit quality in the subprime residential mortgage sector has rapidly spread, causing adverse conditions throughout the mortgage banking industry, the broader U.S. housing market and the global financial markets. While the flow of large leveraged buyouts decreased substantially in the second half of 2007 amid the credit markets’ turmoil and the possibility of a recession in 2008, M&A activity has remained strong in the middle market by both strategic and financial buyers. Since our investment focus is on middle market companies with enterprise values of less than $1 billion, we have seen a significantly smaller impact on our business than firms focused on companies valued at $1 billion and higher. During 2007, our total new investments were $7.9 billion.

During 2007, we continued to have strong access to capital despite the recent credit crisis. However, the credit crisis showed signs of affecting our ability to raise capital at the end of 2007 and into 2008. In 2007, we were able to raise $2.3 billion of available equity capital and $2.1 billion of available debt capital, and we also had $4.5 billion of realizations from the exits and repayments of portfolio investments for additional liquidity. We have also been able to grow our capital resources under management in 2007 by raising private equity capital for new alternative asset funds. We do expect that the credit crisis will limit American Capital’s ability to raise public equity and debt capital in 2008. However, we do expect to continue to raise private and public equity capital in 2008 for our alternative asset funds under management and we also expect to have continued liquidity from the realizations of portfolio investments in 2008.

The reduction in available investment capital in the market in second half of 2007 has resulted in more competitive pricing that has driven up expected returns leading to a favorable investing environment. After several years of narrowing spread returns on debt investments due to an excess of available capital, we have begun to see a widening of investment returns in the second half of 2007. Our new senior and subordinated debt originations in the second half of 2007 were priced at 12.5% and 16.2%, respectively, compared to 11.9% and 15.3%, respectively in the preceding twelve month period.

The deterioration in the credit markets created market volatility and illiquidity, resulting in significant declines in the market values of a broad range of investment products and loans. We were not immune to the impacts of these market dynamics as our results in the second half of 2007 clearly indicate through the recording of net unrealized depreciation of $664 million in our investment portfolio compared to net unrealized appreciation of $556 million in the first half of 2007. The majority of the net unrealized depreciation in the second half of 2007 was related to our investments in European Capital, CMBS and commercial CLO and CDO securities, all of which whose valuations were adversely affected by the turmoil in the credit markets. During 2007, we recorded unrealized depreciation of $281 million on our investment in European Capital and $203 million on our investments in CMBS, CLO and CDO securities, primarily in the second half of 2007. The depreciation on these investments was driven primarily by decreases in market prices and not because of a decrease in performance or credit quality of the underlying assets.

Since our IPO through December 31, 2007, we have paid a dividend for 41 consecutive quarters, increased our annual dividend every year of our existence and paid a total of $2.1 billion in dividends to our shareholders, or $26.16 per share (IPO priced at $15.00 per share). As a RIC, we have distributed and currently intend to distribute sufficient dividends to eliminate our taxable income. We can designate dividends paid in our subsequent tax year as dividends of our current taxable income. We were able to retain $219 million of ordinary taxable income and $142 million of taxable long-term capital gains as of December 31, 2007 that will be used to pay dividends in 2008 which will help provide some level of certainty of dividends in 2008.

For the year ended December 31, 2007, we reported net operating income of $594 million, or $3.42 per basic share, net realized earnings of $808 million, or $4.65 per basic share, and net earnings of $700 million, or $4.03 per basic share.

The following is a summary of our 2007 financial performance:

•	Operating income increased $380 million, or 44%, offset by a $216 million, or 51%, increase in operating expenses for an increase in net operating income of $169 million, or 40%;

•	Net unrealized appreciation (depreciation) decreased from $297 million in 2006 to $(108) million in 2007;

•	Net realized gains increased $41 million, or 24%, to $214 million;

•	New investments of $7.9 billion;

•	Realizations of $4.5 billion;

•	Net asset value per share increased $3.46, or 12%, to $32.88; and

•	Assets under management increased from $11 billion to $17 billion.

American Capital Investing Activity

We provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior debt, mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and directly to early stage and mature private and small public companies. Currently, we will invest up to $800 million in a single middle market transaction in North America. We also invest in CMBS, CLO and CDO securities and invest in alternative asset funds managed by us. For summary financial information by segment and geographic area, see the footnotes to our consolidated financial statements included in “Financial Statements and Supplementary Data.”

We seek to be a long-term partner with our portfolio companies. As a long-term partner, we will invest capital in a portfolio company subsequent to our initial investment if we believe that it can achieve appropriate returns for our investment. Add-on financings fund (i) strategic acquisitions by a portfolio company of either a complete business or specific lines of a business that are related to the portfolio company’s business, (ii) recapitalization of a portfolio company to raise financing on better terms, buyout one or several owners or to pay a dividend, (iii) growth of the portfolio company such as product development or plant expansions, or (iv) working capital for a portfolio company, sometimes in distressed situations, that need capital to fund operating costs, debt service, or growth in receivables or inventory.

The total value of our investment portfolio was $10,928 million, $8,076 million and $5,119 million as of December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2007, 2006 and 2005 we originated investments in 89, 80, and 49 portfolio companies, respectively. Our new investments totaled $7,928 million, $5,136 million and $3,714 million during the years ended December 31, 2007, 2006 and 2005, respectively.

The type and aggregate dollar amount of our new investments during the years ended December 31, 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005
American Capital Sponsored Buyouts	$3,273	$2,200	$1,588
Financing for Private Equity Buyouts	1,756	1,043	701
Investments in Managed Alternative Asset Funds	474	—	617
Direct Investments	843	263	218
CMBS Investments	499	414	81
CDO/CLO Investments	103	146	19
Add-On Financing for Acquisitions	385	584	157
Add-On Financing for Recapitalizations	489	442	266
Add-On Financing for Growth	7	2	5
Add-On Financing for Working Capital	70	21	47
Add-On Financing for Working Capital in Distressed Situations	29	21	15

Total	$7,928	$5,136	$3,714

During the years ended December 31, 2007, 2006 and 2005, we received cash proceeds from realizations and repayments of portfolio investments, excluding repayments of bridge notes and accrued PIK interest from European Capital, as follows (in millions):

	2007	2006	2005
Principal prepayments	$1,411	$1,223	$688
Senior loan syndications	1,601	456	340
Scheduled principal amortization	74	64	57
Payment of accrued PIK interest and dividend and OID	74	73	34
Sale of CMBS securities	402	—	—
Sale of equity investments	975	1,102	195

Total	$4,537	$2,918	$1,314

Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

Our consolidated financial performance, as reflected in our consolidated statements of operations, is composed of the following three primary elements:

•

The first element is “Net operating income,” which is primarily the interest, dividends and prepayment fees earned from investing in debt and equity securities and the fees we earn from portfolio company management, asset management, financing and transaction structuring activities, less our operating expenses and provision for income taxes.

•

The second element is “Net realized gain on investments,” which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets and periodic settlements of derivatives.

•

The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair value of our investments and the estimated fair value of the future payment streams of our interest rate derivatives, at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. In addition, our net unrealized appreciation (depreciation) of investments includes the foreign currency translation from converting assets and liabilities denominated in a foreign currency to the U.S. dollar.

The consolidated operating results for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005
Operating income	$1,240	$860	$555
Operating expenses	640	424	228

Operating income before income taxes	600	436	327
Provision for income taxes	(6)	(11)	(13)

Net operating income	594	425	314
Net realized gain on investments	214	173	36

Net realized earnings	808	598	350

Net unrealized (depreciation) appreciation of investments	(108)	297	15

Net increase in net assets resulting from operations before cumulative effect of accounting change	700	895	365
Cumulative effect of accounting change, net of tax	—	1	—

Net increase in net assets resulting from operations	$700	$896	$365

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Operating Income

Operating Income

We have two primary lines of business: Investing and Asset Management/Advisory. We derive the majority of our operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and our alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio company investments and includes both management fees for middle market portfolio company management for providing advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management/Advisory segment also includes our third party alternative asset fund management business. As of December 31, 2007, all of our third party alternative asset fund management services in our Asset Management/Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. Prior to the second quarter of 2007, our third party alternative asset fund management services were conducted through both ECFS, which was deconsolidated in the second quarter of 2007 (See Note 16 to our accompanying consolidated financial statements), and wholly-owned portfolio companies. To the extent American Capital, LLC declares regular quarterly dividends of its net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income. The results for our Asset Management/Advisory segment also include the realized gain (loss) and unrealized appreciation (depreciation) of such wholly-owned portfolio companies.

The following is a summary of our operating income by segment for the years ended December 31, 2007 and 2006 (in millions):

	2007			2006
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$958	$41	$999	$667	$2	$669
Fee and other income	22	219	241	22	169	191

Total operating income	$980	$260	$1,240	$689	$171	$860

Investing Segment

Operating income from our Investing segment consisted of the following for the years ended December 31, 2007 and 2006 (in millions):

	2007	2006
Interest income on debt securities	$735	$531
Dividend income on equity securities	213	129
Interest income on bank deposits	10	7

Interest and dividend income	958	667

Prepayment fees	15	10
Other fees	7	12

Fee and other income	22	22

Total operating income	$980	$689

Interest income on debt securities increased by $204 million, or 38%, to $735 million for the year ended December 31, 2007 from $531 million for 2006, primarily due to an increase in our debt investments of 46%, which was partially offset by a decline in the daily weighted average effective interest rate on our debt investments. Dividend income on equity securities increased by $84 million, or 65%, to $213 for 2007 from $129 million for 2006, primarily due to an increase in our equity investments of 58%.

The following table summarizes selected data for our debt and equity investments, at cost, for the years ended December 31, 2007 and 2006 (dollars in millions):

	2007	2006
Effective interest rate on debt investments, excluding interest rate swaps(1)	11.8%	12.4%
Effective interest rate on debt investments, including interest rate swaps(1)	11.9%	12.6%
Debt investments(1)	$6,227	$4,274
Senior loans as a % of debt investments as of period end	53.8%	47.1%
CMBS investments as a % of debt investments(1)	9.1%	5.8%
CMBS investments as a % of debt and equity investments(1)(2)	5.9%	3.9%
CMBS investments as a % of debt and equity investments as of period end	5.3%	6.3%
Average monthly one-month LIBOR rate	5.2%	5.1%
Effective yield on equity investments(1)(2)	6.3%	6.0%
Equity investments(1)(2)	$3,393	$2,153
Effective interest rate on debt and equity investments, excluding interest rate swaps(1)(2)	9.9%	10.3%
Effective interest rate on debt and equity investments, including interest rate swaps(1)(2)	9.9%	10.4%
Debt and equity investments(1)(2)	$9,620	$6,427

(1)	Daily weighted average.
(2)	Excludes our equity investments in alternative asset fund management portfolio companies.

The daily weighted average effective interest rate on debt investments, including CMBS, excluding interest rate swaps, decreased 60 basis points to 11.8% for the year ended December 31, 2007 from 12.4% for the year ended December 31, 2006. This is primarily due to an (i) increase in our investment in CMBS securities, (ii) an increase in total senior loans as a percentage of our total loan portfolio, and (iii) a contraction of the spreads over LIBOR for our new loan originations primarily from late 2004 through the first half of 2007. However, the spreads over LIBOR for our originations in the second half of 2007 widened and we would expect that spreads on new originations will continue to widen in 2008.

Including the impact of interest rate swaps, our daily average effective interest rate on debt investments decreased 70 basis points to 11.9% for the year ended December 31, 2007 from 12.6% for the year ended December 31, 2006. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133. Under GAAP, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. In 2007 and 2006, the total interest benefit of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $8 million and $6 million, respectively.

The daily weighted average yield on equity investments increased 30 basis points to 6.3% for the year ended December 31, 2007 from 6.0% for the year ended December 31, 2006. This is primarily due to dividend income recorded on our equity investment in European Capital of $52 million for the year ended December 31, 2007 compared to $20 million for the year ended December 31, 2006.

Asset Management/Advisory Segment

Operating income from our Asset Management/Advisory segment consisted of the following for the years ended December 31, 2007 and 2006 (in millions):

	2007	2006
Dividend income from alternative asset fund management portfolio companies	$41	$2

Dividend income	41	2

Loan financing fees	55	24
Equity financing fees	51	29
Transaction structuring fees	36	38
Alternative asset management fees and reimbursements	34	43
Portfolio company advisory and administrative fees	27	24
Other	16	11

Fee and other income	219	169

Total operating income	$260	$171

Each quarter, our wholly-owned alternative asset fund management portfolio companies declare a dividend of their quarterly net operating income to us. During the second quarter of 2007, all of our wholly-owned alternative asset fund management portfolio companies, including ECFS, were transferred to American Capital, LLC. The net operating income of American Capital, LLC is comprised of the base management fees, profit sharing (called carried interest or incentive fee) and transaction fees it earns less the operating expenses it incurs for providing fund management services. For the year ended December 31, 2007, our wholly-owned alternative asset fund management portfolio companies declared a dividend of $41 million to us based on the following financial results (in millions):

	2007	2006
Revenues
Management fees	$62	$17
Incentive fees	7	—
Transaction fees	23	—
Other	3	—

Total revenues	95	17

Operating expenses	54	15

Net operating income	$41	$2

Prior to the second quarter of 2007, ECFS was a consolidated operating subsidiary that earned alternative asset management fees and expense reimbursement revenues. Prior to its deconsolidation, in the second quarter of 2007, the 2007 alternative asset management fees and reimbursements revenue earned by ECFS were $5 million and $10 million, respectively, for a total of $15 million. For the year ended December 31, 2006, the alternative asset management fees and reimbursement revenues earned by ECFS were $13 million and $28 million, respectively, for a total of $41 million. The additional alternative asset management fees and reimbursements revenue in 2007 and 2006 of $19 million and $2 million, respectively, represents fees for providing advisory and administrative services to our alternative asset fund management portfolio companies, primarily American Capital, LLC.

Loan financing fees for the year ended December 31, 2007 increased $31 million, or 129% over the comparable period in 2006. The increase in loan financing fees for the year ended December 31, 2007 was attributable to an increase in new debt investments of $1,673 million, or 47%, over the comparable period in 2006. The loan financing fees were 1.1% and 0.7% of loan originations for the years ended December 31, 2007 and 2006, respectively. Loan fees received that are representative of additional yield are recorded as OID and accreted into interest income using the effective interest method.

Equity financing fees for the year ended December 31, 2007 increased $22 million or 76% over the comparable period in 2006. The increase in equity financing fees was attributable to an increase in new equity investments of $615 million, or 59%, for the year ended December 31, 2007 over the comparable period in 2006. Equity financing fees were 3.1% and 2.8% of equity financing in the year ended December 31, 2007 and 2006, respectively.

Operating Expenses

Operating expenses increased $216 million, or 51%, for the year ended December 31, 2007 over the comparable period in 2006. Our operating leverage was 1.9% and 1.7% for the years ended December 31, 2007 and 2006, respectively. Operating leverage is our operating expenses plus those of ECFS post-reconsolidation through December 31, 2007, excluding stock-based compensation and interest expense, divided by our total assets under management at period end.

Interest Expense

Interest expense for the year ended December 31, 2007 increased $97 million, or 51%, over the comparable period in 2006. The increase in interest expense for the year ended December 31, 2007 was due to a 51% increase in our weighted average borrowings from $3,021 million for the year ended December 31, 2006 to $4,572 million in the comparable period in 2007. The weighted average interest rate on all of our borrowings for the years ended December 31, 2007 and 2006 was 6.3%.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the years ended December 31, 2007 and 2006 (in millions):

	2007	2006
Salaries	$165	$109
Benefits	17	13
Stock-based compensation	72	39

Total salaries, benefits and stock-based compensation	$254	$161

The increase in salaries, benefits and stock-based compensation is due to (i) an increase in employees, (ii) annual salary rate increases, and (iii) additional stock-based compensation primarily from our incentive bonus plan. Our number of employees increased 20% from 484 at December 31, 2006 to 580 at December 31, 2007, excluding employees at American Capital, LLC of 104 and 54 at December 31, 2007 and 2006, respectively. The increase in the number of employees is due to our growth; we have added investment professionals and administrative staff as we continue to build our investment platform and our alternative asset management business, including the opening of new offices and expansion of existing offices.

In 2006, we established an incentive bonus plan, which is a non-qualified deferred compensation plan for the purpose of granting bonus awards to our employees. A trust having segregated accounts for each employee was established as required by the plan. Cash bonus awards under the plan are determined by our Compensation and Corporate Governance Committee and are contributed to the trust. The trust invests the cash bonus awards in our common stock by purchasing shares of our common stock on the open market. The awards under the plan are accounted for as a grant of unvested stock. We record stock-based compensation expense based on the cash bonus award invested in our stock. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the years ended December 31, 2007 and 2006, we recorded $46 million and $19 million, respectively, of stock-based compensation related to the incentive bonus plan.

We also have stock option plans, which provide for the granting of options to employees and non-employee directors to purchase shares of our common stock at a price of not less than the fair market value of the common stock on the date of grant. During the years ended December 31, 2007 and 2006, we recorded $25 million and $16 million, respectively, of stock-based compensation related to stock options. In addition to an increase in employees during 2007, the $6 million increase in stock-based compensation expense during 2007 was attributable to $3 million of additional stock-based compensation expense associated with a tender offer to amend certain stock options (See Note 5 to our consolidated financial statements).

General and Administrative Expenses

General and administrative expenses increased $26 million, or 36%, to $99 million in the year ended December 31, 2007 from $73 million in the comparable period in 2006. The increase is primarily due to additional overhead attributable to the increase in the number of employees, the opening of new offices and expansion of existing offices, higher employee recruiting costs and rent expense, as well as higher legal and board of director fees.

Provision for Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. Our tax year ends on September 30. If we continue to qualify as a RIC we will not be subject to federal income tax on the portion of our investment company ordinary taxable income and long-term capital gains we distribute to our shareholders.

As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary taxable income and long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. Accordingly, dividends declared by June 16, 2008, the extended due date of our return, and paid by September 30, 2008, will be comprised of a portion of our ordinary taxable income and all of our long-term capital gain income from the tax year ended September 30, 2007. As of December 31, 2007, we had undistributed ordinary taxable income of $219 million and undistributed net long-term capital gains of $142 million. These amounts exclude any undistributed net short-term and long-term capital gains for our tax year beginning October 1, 2007.

We are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income, excluding net short-term capital gains, in any calendar year and 98% of our taxable capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar years ended December 31, 2007 and 2006 and the one-year periods ending October 31, 2007 and 2006, we did not distribute at least 98% of our ordinary taxable income and capital gains, respectively, and paid the 4% excise tax. For the years ended December 31, 2007 and 2006, we accrued $7 million and $4 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the years ended December 31, 2007 and 2006, we accrued $6 million and $2 million, respectively, of excise tax attributable to undistributed capital gains, which is included in net realized gains on the accompanying consolidated statements of operations.

Net Realized Gain (Loss) on Investments

Our net realized gain (loss) on investments for the years ended December 31, 2007 and 2006 consisted of the following (in millions):

	2007	2006
Sale to American Capital Equity II, LP	$78	$—
Ranpak Acquisition Company	64	—
Evans Analytical Group, LLC	50	—
ACSAB, LLC	45	—
SAV Holdings, Inc.	43	—
The Hygenic Corporation	22	—
Sale to American Capital Equity I, LLC	—	59
KAC Holdings, Inc.	1	47
WWC Acquisitions, Inc.	1	38
Iowa Mold Tooling Co., Inc.	1	36
3SI Acquisition Holdings, Inc.	1	27
ASC Industries, Inc.	—	25
Jones Stephens Corp.	1	25
Bankruptcy Management Solutions, Inc.	—	22
Network for Medical Communication & Research, LLC	—	22
Other, net	56	55

Total gross realized portfolio gains	$363	$356

Stravina Holdings, Inc.	(45)	(19)
New Starcom Holdings, Inc.	(43)	—
Sale of 22 CMBS Investments	(22)	—
Logex Corporation	(21)	(7)
Flexi-Mat Holdings, Inc.	(5)	(31)
Weber Nickel Technologies, Ltd.	—	(29)
UAV Corporation	—	(15)
nSpired Holdings, Inc.	—	(14)
Halex Holdings, Inc.	—	(11)
American Decorative Surfaces International, Inc.	1	(16)
Other, net	(30)	(39)

Total gross realized portfolio losses	$(165)	$(181)

Total net realized portfolio gains	$198	$175
Interest rate derivative periodic receipts, net	10	6
Interest rate derivative termination receipt, net	7	9
Foreign currency translation	5	—
Taxes on net realized gains	(6)	(17)

Total net realized gains	$214	$173

In October 2007, we sold approximately 17% of our equity investments (other than warrants issued with debt investments) in 80 portfolio companies for an aggregate purchase price of $488 million to ACE II. ACE II is a private equity fund with $585 million of equity commitments from third party investors. The remaining $97 million equity commitment will be used by ACE II to fund add-on investments in the 80 portfolio companies. In addition, 10%, or $58.5 million, of the $585 million of equity commitments are recallable for additional co-investments with American Capital once they have been distributed to the third party ACE II investors. American Capital, LLC will manage ACE II in exchange for a 2% annual management fee on the cost basis of the assets of the fund and a 10% to 30% carried interest in the net profits of the fund, subject to certain hurdles. We recorded a total net realized gain of $78 million upon the sale of the $488 million of investments. In accordance with FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”), we included in our sale proceeds the fair value of the management agreement associated with the $488 million of investments sold. The fair value of this portion of the contract was determined to be $20 million and was treated as being contributed to American Capital, LLC and included in our cost basis in our investment in American Capital, LLC. As a result, our $78 million of net realized gain on the transaction includes $20 million of a realized gain for the value of a portion of the management agreement received as sale proceeds.

During the second quarter of 2007, our portfolio company Ranpak Acquisition Company (“Ranpak”) recapitalized its balance sheet that included a partial redemption of its redeemable preferred stock. As part of the recapitalization, we received $71 million in proceeds for the partial redemption of our preferred stock investment in Ranpak, including full repayment of related accrued dividends, realizing a gain of $19 million. In addition, during the fourth quarter, we received full repayment of our remaining $107 million subordinated debt investment in Ranpak and sold all of our equity interest for $119 million in proceeds realizing a total gain of $45 million, offset by the reversal of unrealized appreciation of $56 million. The gain that we recognized included escrowed proceeds that we expect to receive of $1 million.

During 2007, a newly formed holding company, EAG Limited, closed on an IPO and began trading on the London Stock Exchange. As part of the offering, we sold all our shares in our portfolio company, EAG Acquisition, LLC, for proceeds of $55 million and received full repayment of our $104 million senior and subordinated debt investment. We realized a total gain of $50 million offset by a reversal of unrealized appreciation of $26 million.

Our portfolio company ACSAB, LLC (“ACSAB”) held an investment in ASAlliances Biofuels, LLC (“ASAlliances”). During 2007, ASAlliances was sold to VeraSun Energy Corporation (“VeraSun”) (NYSE: VSE) for cash and stock consideration. ACSAB distributed to us our share of its sale proceeds, after tax, consisting of cash, stock of VeraSun and an escrow that holds additional stock of VeraSun with a total value of $73 million. The value of the VeraSun stock was $32 million and the expected proceeds of the escrow are $13 million. As part of the sale transaction, we also received full repayment of our $48 million subordinated debt investment in ASAlliances. We recorded a total realized gain on the transaction of $45 million offset by a reversal of unrealized appreciation of $55 million.

During 2007, we received full repayment of our remaining $29 million senior and subordinated debt investments in SAV Holdings, Inc. and sold all of our equity interests for $66 million in proceeds realizing a total gain of $43 million offset by a reversal of unrealized appreciation of $49 million. The gain that we recognized included escrowed proceeds that we expect to receive of $6 million.

During 2007, we received full repayment of our remaining $18 million senior debt investment in The Hygenic Corporation and sold all of our equity interests for $22 million in proceeds realizing a total gain of $22 million offset by a reversal of unrealized appreciation of $22 million. The gain that we recognized included escrowed proceeds that we expect to receive of $1 million.

During 2007, Stravina Holdings, Inc. (“Stravina”) initiated an assignment of its assets for the benefit of its creditors, which is an out of court liquidation process. We received $2 million of sale proceeds and expect to receive a minimal amount of proceeds from the liquidation of the remaining assets of Stravina. We deemed our common stock and debt investments as worthless and we wrote them off with the exception of a senior debt investment with a fair value $0.1 million that we expect to receive payments from the additional liquidation proceeds. We realized a loss of $45 million fully offset by a reversal of unrealized depreciation.

During 2007, New Starcom Holdings, Inc. sold one of its operating subsidiaries and ceased all of its other operations. We do not expect to receive any proceeds from our subordinated debt or equity investment and deemed our investments to be worthless recognizing a realized loss of $43 million fully offset by a reversal of unrealized depreciation.

During 2007, we sold our investments in 121 subordinated tranches of bonds in 22 CMBS trusts to ACAS CRE CDO, a new commercial real estate collateralized debt obligation trust. Our cost basis in the CMBS bonds sold to ACAS CRE CDO was $642 million with a principal balance of $1.2 billion. Third party investors in ACAS CRE CDO purchased AAA through A-bonds for a total purchase price of $411 million with a principal balance of $412 million. We purchased investment grade and non-investment grade notes and preferred shares of ACAS CRE CDO for a total purchase price of $215 million with a principal balance of $763 million. In accordance with SFAS No. 140, the securities that we purchased are considered to be beneficial interests in the sold CMBS bonds that are retained by us. The beneficial interests that continue to be held by us were measured at the date of transfer by allocating the previous carrying amount of the sold CMBS bonds between the ACAS CRE CDO notes sold to third parties and the ACAS CRE CDO notes and preferred shares that we continue to hold based on their relative fair values. American Capital, LLC, serves as the collateral manager for ACAS CRE CDO in exchange for an annual senior management fee of 7.5 basis points and a subordinate fee of 7.5 basis points. In accordance with SFAS No. 140, the fair value of the collateral management agreement estimated to be $2 million was included as additional sale proceeds and treated as being contributed to American Capital, LLC increasing our cost basis in that portfolio investment. We recorded a net realized loss of $22 million in 2007 related to this transaction offset by a reversal of unrealized depreciation of $17 million.

During 2007, the operating assets of Logex Corporation were sold pursuant to an asset purchase and sale agreement. We received cash proceeds from the sale of the operating assets as partial payment on our subordinated debt investments and expect to receive additional payments on our subordinated debt investments from sale proceeds held in escrow. We deemed our equity investments and subordinated debt investments that will not be repaid with any of the sale proceeds held in escrow, as worthless and wrote off the securities realizing a loss of $21 million fully offset by a reversal of unrealized depreciation.

During 2006, we entered into a purchase and sale agreement with ACE I for the sale of approximately 30% of our equity investments (other than warrants issued with debt investments) in 96 portfolio companies. ACE I is a private equity fund with $1 billion of equity commitments from third party investors. The aggregate purchase price was $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by American Capital between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. American Capital, LLC manages ACE I in exchange for a 2% annual management fee on the net cost basis of ACE I and a 10% to 30% carried interest in the net profits of ACE I, subject to certain hurdles. We recorded a total net realized gain of $59 million upon the sale of the $671 million of investments. In accordance with SFAS No. 140, we included in our sale proceeds the fair value of the management agreement associated with the $671 million of investments sold. The fair value of this portion of the contract was determined to be $16 million and was treated as being contributed to American Capital, LLC increasing our cost basis in our investment in American Capital, LLC. As a result, our $59 million of net realized gain on the transaction includes $16 million of a realized gain for the value of a portion of the management agreement received as sale proceeds.

During 2006, we received full repayment of our remaining $23 million subordinated debt investment in KAC Holdings, Inc. and sold all of our common and preferred equity investment for $65 million in proceeds realizing a total gain of $47 million offset by a reversal of unrealized appreciation of $49 million. The gain that we recognized included escrowed proceeds of $5 million.

During 2006, we received full repayment of our $33 million senior and subordinated debt investment in WWC Acquisitions, Inc. and sold all of our common equity investment for $51 million in proceeds realizing a total gain of $38 million offset by a reversal of unrealized appreciation of $42 million. The gain that we recognized included escrowed proceeds of $2 million. We provided the purchasers with $96 million of new senior debt financing at market terms.

During 2006, we received full repayment of our remaining $16 million subordinated debt investment in Iowa Mold Tooling Co., Inc. and sold all of our common and preferred equity for $78 million in proceeds realizing a total gain of $36 million offset by a reversal of unrealized appreciation of $21 million. The gain that we recognized included escrowed proceeds of $5 million.

During 2006, we received full repayment of our remaining $40 million subordinated debt investment in 3SI Acquisition Holdings, Inc. and sold all of our common equity for $53 million in proceeds realizing a total gain of $27 million offset by a reversal of unrealized appreciation of $28 million. The gain that we recognized included escrowed proceeds of $4 million.

During 2006, we received full repayment of our $21 million subordinated debt investment in ASC Industries, Inc. and sold all of our equity investments for $35 million in proceeds realizing a total gain of $25 million offset by a reversal of unrealized appreciation of $19 million.

During 2006, we received full repayment of our $23 million subordinated debt investment in Jones Stephens Corp. and sold all of our common and preferred equity for $38 million in proceeds realizing a total gain of $25 million offset by a reversal of unrealized appreciation of $31 million. The gain that we recognized included escrowed proceeds of $5 million. We provided $22 million of subordinated debt financing to the purchasers of Jones Stephens.

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

During 2006, we surrendered all of our equity securities and a portion of our debt securities in Flexi-Mat Holdings, Inc. (“Flexi-Mat”) that we believe did not have any fair value on the date of transfer. We recorded a realized loss of $31 million offset by a reversal of unrealized depreciation of $20 million. We continued to own a senior debt investment in Flex-Mat. During 2007, we determined that our remaining senior debt investment in Flexi-Mat was worthless and wrote off our remaining investment realizing a loss of $5 million.

During 2006, Weber Nickel Technologies, Ltd. (“Weber”) filed for bankruptcy protection in Canada under the Companies’ Creditors Arrangement Act. Although we were pursuing our claims, we did not expect to receive any proceeds from our subordinated debt or equity investment in Weber. We deemed our investments to be worthless and recognized a realized loss of $29 million fully offset by a reversal of unrealized depreciation.

For the tax year ended September 30, 2006, we had net long-term capital gains of $43 million. We elected to retain such capital gains and pay a federal tax on behalf of our shareholders of $15 million, which is included in our net realized gains. In addition, for the one-year periods ending on October 31, 2007 and 2006, we did not distribute at least 98% of our taxable net capital gains. For the years ended December 31, 2007 and 2006, we accrued $6 million and $2 million, respectively, of excise tax distributable to undistributed capital gains, which is included in net realized gains.

We record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. Cash payments received or paid for the termination of an interest rate derivative agreement is recorded as a realized gain or loss upon termination. We recorded a net realized gain of $10 million and $6 million, during 2007 and 2006, respectively, for the periodic interest settlements of interest rate swaps. The favorable periodic interest settlements in 2007 as compared to the prior year are due primarily to the increase in the average LIBOR in 2007 as compared to 2006. In 2007 and 2006, we also terminated interest rate derivative agreements prior to their maturity resulting in a net cash settlement and net realized gain to us of $7 million and $9 million, respectively.

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation (depreciation) of investments is based on valuations approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the years ended December 31, 2007 and 2006 (dollars in millions):

	2007		2006
	Number of Companies	Amount	Number of Companies	Amount
Gross unrealized appreciation of private finance portfolio company investments	71	$642	56	$696
Gross unrealized depreciation of private finance portfolio company investments	48	(523)	46	(377)

Net unrealized appreciation of private finance portfolio company investments		119		319
Net unrealized appreciation of American Capital, LLC(1)(2)		406		20
Net unrealized (depreciation) appreciation of European Capital Limited(2)		(281)		63
Net unrealized (depreciation) appreciation of CMBS, CLO and CDO investments		(203)		2
Reversal of prior period net unrealized appreciation upon a realization		(167)		(128)

Net unrealized (depreciation) appreciation of portfolio company investments		(126)		276
Foreign currency translation		98		32
Derivative agreements		(80)		(11)

Net unrealized (depreciation) appreciation of investments		$(108)		$297

(1)	Amounts include appreciation of subsidiaries of American Capital, LLC
(2)	Excludes foreign currency translation.

As discussed in Note 16 to our accompanying consolidated financial statements, ECFS, a wholly-owned operating subsidiary, was deconsolidated prospectively during the second quarter of 2007. In addition, during the second quarter of 2007, we formed a parent holding company, American Capital, LLC, to hold all of our wholly-owned third party alternative asset fund managers and transferred the ownership of ECFS and our other two wholly-owned third party alternative asset fund managers that were portfolio company investments, ACEM and ACAM, to American Capital, LLC. American Capital, LLC is accounted for as a portfolio company investment and carried at a fair value of $477 million on our balance sheet at December 31, 2007. During 2007, we recognized $406 million of unrealized appreciation on our investment in American Capital, LLC, which was primarily driven by the appreciation associated with ECFS which was accounted for at fair value for the first time in the second quarter upon deconsolidation. The appreciation associated with ECFS recorded in the second quarter of 2007 was developed over the period since its inception in the fourth quarter of 2005. As discussed below, our Board of Directors also engaged Houlihan Lokey to review our determination of the fair value of American Capital, LLC as of December 31, 2007.

We have a 67% controlling majority-owned interest in European Capital, a company publicly traded on the London Stock Exchange under the ticker symbol “ECAS”. The depreciation of our investment of European Capital of $281 million for the year ended December 31, 2007 was driven by the decline in the market quote of European Capital from its IPO price of €9.84 per share to a closing market quote of €6.975 per share as of December 31, 2007. As outlined in our accounting policy for determining fair value, for securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon transfer of control. European Capital is a non-registered investment company that values its investments at fair value and therefore its net asset value reflects the fair value of its investments and its net asset value per share was €9.73 per share as of December 31,

2007. As of December 31, 2007, the fair value of our controlling majority-owned interest in European Capital was determined to be €7.88 per share which was based on the closing market quote plus a control premium of 13%. Including the impact of foreign currency translation, our investment in European Capital was valued at $839 million as of December 31, 2007. If we were not to apply a control premium to the closing market quote, our investment in European Capital would have been valued at $742 million as of December 31, 2007. A control premium was applied to the closing market quote as it was determined in good faith by our Board of Directors that additional value above the closing market quote would be obtainable upon transfer of control of European Capital. The purchaser of the majority-owned controlling interest in European Capital has the ability to realize the net asset value and take advantage of synergies and other benefits that flow from control over European Capital, including access to its related portfolio companies.

A purchaser of a controlling interest in European Capital would have the ability to obtain control of the board of directors of European Capital. The board of directors of European Capital has the ability to control all significant decisions of European Capital including, among others, the right to (i) sell investments, (ii) direct the investment manager’s investment policies, (iii) provide direction of the management of the fund, (iv) terminate (with shareholder approval) and hire an investment manager and (v) declare dividends. The ability to maximize the net asset value as a controlling shareholder was a significant factor in determining the control premium to apply to the closing price of European Capital in determining its fair value. We also considered that we have a controlling interest in its investment manager, through our controlling interest in American Capital, LLC, in addition to our controlling interest in European Capital and that the combined individual fair values of these two controlled portfolio companies equaled the fair value of the entities on a combined basis. As discussed below, our Board of Directors also engaged Houlihan Lokey to review our determination of the fair value of European Capital and American Capital, LLC as of December 31, 2007.

During the year ended December 31, 2007, we recorded net unrealized depreciation of $203 million on our CMBS, CLO and CDO investments. The unrealized depreciation was driven primarily by decreased pricing in the market due to widening spreads on these types of structured finance investments, particularly in the second half of 2007. The depreciation was not driven by credit quality of the underlying loan pools as the investments have performed as originally underwritten.

Our Board of Directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. In that regard, the board retains Houlihan Lokey to assist it by regularly reviewing a designated selection of our fair value determinations. Houlihan Lokey is a leading valuation firm in the U.S., engaged in over 1,000 valuation assignments per year for clients worldwide. Each quarter, Houlihan Lokey reviews approximately one quarter of our determination of the fair value of American Capital’s portfolio company investments that have been portfolio companies for at least one year and that have a fair value in excess of $25 million, in accordance with our valuation procedures.

In 2007 and 2006, Houlihan Lokey reviewed our valuations of 77 and 96 portfolio companies, respectively, having an aggregate $6.4 billion and $4.9 billion in fair value, respectively, as reflected in our consolidated financial statements as of the respective period ends. In addition, Houlihan Lokey representatives attend our quarterly valuation meetings and provide periodic reports and recommendations to the Audit and Compliance Committee of our Board of Directors. For those portfolio company investments that Houlihan Lokey has reviewed using the scope of review set forth by our Board of Directors and in accordance with our valuation procedures, our Board of Directors has made a fair value determination that is within the aggregate range of fair value for such investments as determined by Houlihan Lokey.

In addition to its standard scope as discussed above, American Capital’s Board of Directors engaged Houlihan Lokey to review the valuations of European Capital and American Capital, LLC. As of December 31, 2007, the fair value of each of these investments, as determined by American Capital’s Board of Directors, is within the range of fair value for the investments as determined by Houlihan Lokey.

Houlihan Lokey has been engaged, or may in the future be engaged, directly by us or our portfolio companies to provide investment banking services.

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During 2007, the foreign currency translation adjustment recorded in our consolidated statements of operations as unrealized appreciation was $98 million, primarily as a result of the Euro appreciating against the U.S. dollar.

The fair value of the derivative agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. They appreciate or depreciate based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of derivative agreements. The decrease in the fair value of our derivative agreements in the year ended December 31, 2007 is primarily due to a decrease in the forward interest rate yield curve during the year.

Fiscal Year 2006 Compared to Fiscal Year 2005

Operating Income

The following is a summary of our operating income by segment for the years ended December 31, 2006 and 2005 (in millions):

	2006			2005
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$667	$2	$669	$426	—	$426
Fee and other income	22	169	191	19	110	129

Total operating income	$689	$171	$860	$445	$110	$555

Investing Segment

Operating income from our Investing segment consisted of the following for the years ended December 31, 2006 and 2005 (in millions):

	2006	2005
Interest income on debt securities	$531	$383
Dividend income on equity securities	129	39
Interest income on bank deposits	7	4

Interest and dividend income	667	426

Prepayment fees	10	11
Other fees	12	8

Fee and other income	22	19

Total operating income	$689	$445

Interest income on debt securities increased by $148 million, or 39%, to $531 for 2006 from $383 million for 2005, primarily due to an increase in our debt investments of 68% which was partially offset by a decline in the daily weighted average effective interest rate on our debt investments. Dividend income on equity securities increased by $90 million, or 231%, to $129 for 2006 from $39 million for 2005, due primarily to an increase in prefer stock investments and an increase in dividends from our common equity investments. We have grown our investments in equity securities, excluding CMBS, CLO and CDO securities, to a fair value of $2.8 billion as of December 31, 2006, a 64% increase over the prior year. Although these investments do not produce a significant amount of current income, we expect to experience future net realized gains from these equity investments if they continue to appreciate in value. In addition, we received cash dividends from common equity investments of $34 million from ten portfolio companies in 2006 compared to $2 million from three portfolio companies in 2005. Included in the $34 million of dividend income from common equity investments in 2006 was $20 million of dividends from our investment in European Capital.

The following table summarizes selected data for our debt and equity investments, at cost, for the years ended December 31, 2006 and 2005 (dollars in millions):

	2006	2005
Effective interest rate on debt investments, excluding interest rate swaps(1)	12.4%	13.0%
Effective interest rate on debt investments, including interest rate swaps(1)	12.6%	12.7%
Debt investments(1)	$4,274	$2,949
Senior loans as a % of debt investments as of period end	47.1%	44.0%
CMBS investments as a % of debt investments(1)	5.8%	—
CMBS investments as a % of debt and equity investments(1)(2)	3.9%	—
CMBS investments as a % of debt and equity investments as of period end	6.3%	—
Average monthly one-month LIBOR rate	5.1%	3.5%
Effective yield on equity investments(1)(2)	6.0%	3.5%
Equity investments(1)(2)	$2,153	$1,107
Effective interest rate on debt and equity investments, excluding interest rate swaps(1)(2)	10.3%	10.4%
Effective interest rate on debt and equity investments, including interest rate swaps(1)(2)	10.4%	10.2%
Debt and equity investments(1)(2)	$6,427	$4,056

(1)	Daily weighted average.
(2)	Excludes our equity investments in alternative asset fund management portfolio companies.

The daily weighted average effective interest rate on debt investments, including CMBS, excluding interest rate swaps, decreased 60 basis points to 12.4% in 2006 from 13.0% in 2005. This is primarily due to an (i) increase in our investment in CMBS securities, (ii) an increase in total senior loans as a percentage of our total loan portfolio, and (iii) a contraction of the spreads over LIBOR for our new loan originations due to increased competition in the marketplace. Including the impact of interest rate swaps, our daily average effective interest rate on debt investments decreased 10 basis points to 12.6% in 2006 from 12.7% in 2005. In 2006 and 2005, the total interest (cost) benefit of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $6 million and $(9) million, respectively.

The daily weighted average yield on equity investments increased 250 basis points to 6.0% in 2006 from 3.5% in 2005. This is primarily due to the recording of $20 million of dividend income in 2006 from our common equity investment in European Capital.

Asset Management/Advisory Segment

Operating income from our Asset Management/Advisory segment consisted of the following for the years ended December 31, 2006 and 2005 (in millions):

	2006	2005
Dividend income from alternative asset fund management portfolio companies	$2	$—

Dividend income	2	—

Loan financing fees	24	18
Equity financing fees	29	25
Transaction structuring fees	38	28
Alternative asset management fees and reimbursements	43	14
Portfolio company advisory and administrative fees	24	19
Other	11	6

Fee and other income	169	110

Total operating income	$171	$110

Dividend Income

Our wholly-owned alternative asset fund management portfolio companies declare a dividend of their quarterly net operating income to us. For the years ended December 31, 2006 and 2005, our wholly-owned alternative asset fund management portfolio companies declared dividends of $2 million and $0 million, respectively.

Fee and Other Income

For the year ended December 31, 2006, the fund asset management fees and reimbursement revenues earned by ECFS were $13 million and $28 million, respectively. For the year ended December 31, 2005, the fund asset management fees and reimbursements revenue earned by ECFS was $3 and $11 million, respectively.

Loan financing fees for the year ended December 31, 2006 increased $6 million, or 33% over the comparable period in 2005. The increase in loan financing fees was attributable to an increase in new debt investments from $2,257 million in 2005 to $3,527 million in 2006. The loan financing fees were 0.7% and 0.8% of loan originations in 2006 and 2005. Loan fees received that are representative of additional yield are recorded as original issue discount and accreted into interest income using the effective interest method.

Equity financing fees for the year ended December 31, 2006 increased $4 million, or 16% over the comparable period in 2005. The increase in equity financing fees was attributable to an increase in new equity investments from $760 million in 2005 to $1,048 million in 2006. Equity financing fees were 2.8% and 3.3% of equity financing in 2006 and 2005, respectively.

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

Operating Expenses

Operating expenses increased $196 million, or 86%, over the comparable period in 2005. Our operating leverage was 1.7% and 2.0% for the years ended December 31, 2006 and 2005, respectively. Operating leverage is our operating expenses, excluding stock-based compensation and interest expense, divided by our total assets under management at period end.

Interest Expense

Interest expense for the year ended December 31, 2006 increased $89 million, or 88%, over the comparable period in 2005. The increase in interest expense is due both to an increase in our weighted average borrowings from $1,892 million for 2005 to $3,021 million for 2006 and to an increase in our weighted average interest rate on outstanding borrowings, including amortization of deferred finance costs, from 5.32% for 2005 to 6.28% for 2006. As discussed above, the increase in the weighted average interest rate is primarily due to an increase in the average LIBOR rates in 2006.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the years ended December 31, 2006 and 2005 (in millions):

	2006	2005
Salaries	$109	$64
Benefits	13	8
Stock-based compensation	39	14

Total salaries, benefits and stock-based compensation	$161	$86

The increase in salaries, benefits and stock-based compensation is due to (i) an increase in employees, (ii) annual salary rate increases, and (iii) additional stock-based compensation primarily from our incentive bonus plan. Our number of employees increased 49% from 289 at December 31, 2005 to 430 at December 31, 2006. The increase in the number of employees is due to our growth; we have added investment professionals and administrative staff as we continue to build our investment platform and our asset management business, including the opening of new offices and expansion of existing offices.

In 2006, we established our incentive bonus plan, which is a non-qualified deferred compensation plan for the purpose of granting bonus awards to our employees. During the year ended December 31, 2006, we recorded $19 million of stock-based compensation related to the incentive bonus plan. We also have stock option plans, which provide for the granting of options to employees and non-employee directors to purchase shares of our common stock at a price of not less than the fair market value of the common stock on the date of grant. During the years ended December 31, 2006 and 2005, we recorded $16 million and $14 million, respectively, of stock-based compensation related to stock options.

General and Administrative Expenses

General and administrative expenses increased from $41 million in 2005 to $73 million in 2006. The increase is primarily due to additional overhead attributable to the increase in the number of employees, the opening of new offices and expansion of existing offices, higher employee recruiting costs and rent expense, as well as higher legal and board of director fees.

Provision for Income Taxes

We are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary taxable income in any calendar year and 98% of our taxable capital gain net income for each one-year period ending on October 31, including any undistributed income from the prior excise tax year. For the calendar years ended December 31, 2006 and 2005, and the one-year period ending October 31, 2006 and 2005, we did not distribute at least 98% of our ordinary taxable income and capital gains, respectively, and paid the 4% excise tax. For the years ended December 31, 2006 and 2005, we accrued $4 million and $2 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statement of operations.

Our consolidated taxable operating subsidiaries, ACFS and ECFS, are subject to corporate level federal, state and local income tax in their respective jurisdictions. For the years ended December 31, 2006 and 2005, we recorded a tax provision of $7 million and $11 million, respectively, attributable to our taxable operating subsidiaries.

Net Realized Gains (Losses) on Investments

Our net realized gains (losses) on investments for the years ended December 31, 2006 and 2005 consisted of the following (in millions):

	2006	2005
Sale to American Capital Equity I, LLC	$59	$—
KAC Holdings, Inc.	47	—
WWC Acquisitions, Inc.	38	—
Iowa Mold Tooling Co., Inc.	36	—
3SI Acquisition Holdings, Inc.	27	—
ASC Industries, Inc.	25	—
Jones Stephens Corp.	25	—
Bankruptcy Management Solutions, Inc.	22	—
Network for Medical Communication & Research, LLC	22	—
Escort, Inc.	6	52
Roadrunner Freight Systems, Inc.	—	26
CIVCO Holding, Inc.	—	13
Automatic Bar Controls, Inc.	1	12
The Tensar Corporation	—	11
Other, net	48	33

Total gross realized portfolio gains	$356	$147

Flexi-Mat Holdings, Inc.	(31)	—
Weber Nickel Technologies, Ltd.	(29)	—
American Decorative Surfaces International, Inc.	(16)	(23)
S-Tran Holdings, Inc.	(7)	(22)
Optima Bus Corporation	(6)	(14)
KIC Holdings, Inc.	(5)	(15)
Other, net	(87)	(28)

Total gross realized portfolio losses	$(181)	$(102)

Total net realized portfolio gains	175	45
Interest rate derivative periodic receipts (payments), net	6	(10)
Interest rate derivative termination receipt, net	9	1
Foreign currency translation	—	—
Taxes on net realized gains	(17)	—

Total net realized gains	$173	$36

See “Fiscal Year 2007 Compared to Fiscal Year 2006” for discussion on the net realized gains (losses) for the year ended December 31, 2006.

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

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation (depreciation) of investments is based on valuations approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the years ended December 31, 2006 and 2005 (dollars in millions):

	2006		2005
	Number of Companies	Amount	Number of Companies	Amount
Gross unrealized appreciation of private finance portfolio company investments	56	$696	41	$241
Gross unrealized depreciation of private finance portfolio company investments	46	(377)	34	(222)

Net unrealized appreciation of private finance portfolio company investments		319		19
Net unrealized appreciation of American Capital, LLC(1)(2)		20		—
Net unrealized appreciation of European Capital Limited(2)		63		—
Net unrealized appreciation of CMBS, CLO and CDO investments		2		2
Reversal of prior period net unrealized appreciation upon a realization		(128)		(38)

Net unrealized (depreciation) appreciation of portfolio company investments		276		(17)
Foreign currency translation		32		—
Derivative agreements		(11)		32

Net unrealized appreciation of investments		$297		$15

(1)	Amounts include appreciation of subsidiaries of American Capital, LLC.
(2)	Excludes foreign currency translation.

The fair value of the derivative agreements represents the estimated net present value of the future cash flows using a forward interest rate yield curve in effect at the end of the period. A negative fair value would represent an amount we would have to pay the other party and a positive fair value would represent an amount we would receive from the other party to terminate the agreement. The fair value of the derivative agreements appreciate or depreciate based on relative market interest rates and the remaining term to maturity. The net unrealized depreciation of interest rate derivative agreements in 2006 is due primarily to the reversal of unrealized appreciation for interest rate derivative agreements that were terminated in 2006 prior to their maturity that resulted in the recognition of net realized gains of $9 million. The increase in the fair value of our derivative agreements in 2005 is due primarily to the increase in average LIBOR in 2005 and a resulting increase in the forward interest rate yield curve.

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During 2006, the foreign currency translation adjustment recorded in our consolidated statements of operations was unrealized appreciation of $32 million primarily as a result of the Euro appreciating against the U.S. dollar for our European Capital investment.

In 2005, Houlihan Lokey reviewed our valuations of 99 portfolio company investments, having an aggregate $3,113 million in fair value as reflected in our consolidated financial statements of the respective period ends. For those portfolio company investments that Houlihan Lokey has reviewed during the applicable period using the scope of review set forth by our Board of Directors and in accordance with our valuation procedures, our Board of Directors has made a fair value determination that is within the aggregate range of fair value for such investments as determined by Houlihan Lokey.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2007, we had $143 million in cash and cash equivalents and $401 million of restricted cash. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt and are not available for our general operations. As of December 31, 2007, we had $1,399 million of availability under our revolving credit facilities (excluding standby letters of credit of $17 million) and $154 million available under our forward equity sale agreement based on the forward price as of December 31, 2007. During 2007, we principally funded our investments as follows:

•	Draws on revolving credit facilities;

•	Issuances of unsecured debt;

•	Proceeds from asset securitizations;

•	Draws under outstanding forward sale agreements;

•	Proceeds from equity offerings; and

•	Syndications of senior loans, repayments of loans and sales of equity investments.

The recent volatility in the global credit markets are directly affecting a wide range of industry sectors including, but not limited to, asset management (including private equity, mutual funds and hedge funds), banking and capital markets, insurance and real estate companies. The volatility in the debt and equity markets also might continue to adversely affect companies in other industry sections, particularly with respect to valuation of investment portfolios and tighter lending standards possibly curbing the flow of capital. However, as mentioned above, as of December 31, 2007 we had over $1.5 billion of available liquidity. Although we cannot predict the market conditions going forward, we believe that the financing resources currently available to us as well as our continuing ability to generate operating cash flows and sell existing portfolio investments will provide us with adequate liquidity to execute our business strategy. Additionally, our 2008 business plan has been developed assuming that we do not raise new capital and only reinvest capital as we experience realizations from exits and repayments. Our ability to draw on our revolving credit facilities can be reduced under certain circumstances, including a reduction in our net worth below specified minimum thresholds, a decrease in our corporate unsecured debt rating below a specified level and a decrease in our asset coverage ratios below a specified threshold.

We are currently in compliance with the requirements to qualify as a RIC under Subchapter M of the Code and to qualify as a BDC under the 1940 Act. As a RIC, we are required to distribute annually 90% or more of our ordinary taxable income. As a BDC, our asset coverage, as defined in the 1940 Act, must be at least 200% after each issuance of senior securities. As of December 31, 2007 and 2006, our asset coverage was 234% and 211%, respectively.

We are not generally able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount without shareholder approval. As of December 31, 2007, our net asset value per share was $32.88 per share and our closing market price was $32.96 per share. We do not have shareholder approval to sell shares below our net asset value per share. To the extent that our common stock trades at a market price below our net asset value per share during 2008, we will generally be precluded from raising equity capital through public offerings of our common stock. The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity in 2008, our ability to raise capital through the issuance debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

Equity Capital Raising Activities

On April 26, 2007, we filed a shelf registration statement with the SEC with respect to our debt and equity securities. The shelf registration statement allows us to sell our registered debt or equity securities on a delayed or continuous basis in an amount up to $5 billion. As of December 31, 2007, our remaining capacity under the shelf registration statement was $3.0 billion.

For the years ended December 31, 2007 and 2006, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements (“FSA”). The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through FSA, and the proceeds we received, excluding issuance costs, for the public offerings of our common stock for the years ended December 31, 2007 and 2006 (in millions, except per share data):

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price

November 2007 public offering	0.2	$9	$37.66
Issuances under September 2007 FSA	6.0	228	37.97
September 2007 public offering	0.9	34	37.63
Issuances under June 2007 FSA	5.0	215	43.07
June 2007 public offering	17.4	748	43.02
June 2007 direct offering	0.2	11	46.47
Issuances under March 2007 FSA	6.0	259	43.17
Issuances under January 2007 FSA	2.0	88	43.84
March 2007 public offering	4.4	187	43.03
January 2007 public offering	5.2	231	44.11

Total for the year ended December 31, 2007	47.3	$2,010	$42.45

Issuances under September 2006 FSA	3.0	$110	$36.75
July 2006 public offering	3.0	100	32.78
Issuances under April 2006 FSA	4.0	133	33.38
April 2006 public offering	9.8	333	33.99
February 2006 public offering	1.0	36	36.10
Issuances under January 2006 FSA	4.0	137	34.31
January 2006 public offering	0.6	21	34.84
Issuances under November 2005 FSA	3.5	125	35.66
Issuances under September 2005 FSA	0.8	26	34.82

Total for the year ended December 31, 2006	29.7	$1,021	$34.38

Forward Sale Agreements

We periodically complete public offerings where shares of our common stock are sold in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties, or forward purchasers, in connection with agreements to purchase common stock from us for future delivery dates pursuant to FSA. The shares of common stock sold by the forward purchasers are borrowed from third party market sources. Pursuant to the FSA, we are required to sell to the forward purchasers shares of our common stock generally at such times as we elect over a one-year period. On a settlement date, we issue and sell shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price is initially the public offering price of shares of our common stock less the underwriting discount. The FSA provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and also is subject to specified decreases on certain dates during the duration of the agreement. The forward sale prices are also subject to decrease if the total cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

Each forward purchaser under a FSA has the right to accelerate its forward sale agreement and require us to physically settle on a date specified by such forward purchaser if certain events occur, such as (1) in its judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by us under its FSA, or the cost of borrowing the common stock has increased above a specified amount, (2) we declare any dividend or distribution on shares of our common stock payable in (i) excess of a specified amount, (ii) securities of another company, or (iii) any other type of securities (other than shares of our common stock), rights, warrants or other assets for payment at less than the prevailing market price in such forward purchaser’s judgment, (3) the net asset value per share of our outstanding common stock exceeds a specified percentage of the then applicable forward sales price, (4) our Board of Directors votes to approve a merger or takeover of us or similar transaction that would require our shareholders to exchange their shares for cash, securities or other property, or (5) certain other events of default or termination events occur.

In November 2007, we entered into FSA (the “November 2007 FSA”) to sell 4.0 million shares of common stock. In connection with the November 2007 FSA, the counterparties, or forward purchasers, to the agreements, borrowed 4.0 million shares of common stock from third party market sources and then sold the shares to the public. Pursuant to the November 2007 FSA, we must sell to the forward purchasers 4.0 million shares of our common stock generally at such times as we elect over a one-year period. The November 2007 FSA provide for settlement date or dates to be specified at our discretion within the duration of the November 2007 FSA through termination in November 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $39.43 per share, which was the public offering price of shares of our common stock less the underwriting discount. The November 2007 FSA provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $1.00, $1.01, $1.03 and $1.05 on each of December 7, 2007, March 7, 2008, June 13, 2008 and September 12, 2008, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The November 2007 FSA are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of December 31, 2007, there were 4.0 million shares available under the November 2007 FSA at a forward price of $38.55.

As of December 31, 2007, all other FSA have been fully settled.

Debt Capital Raising Activities

Our debt obligations consisted of the following as of December 31, 2007 and 2006 (in millions):

	2007	2006
Secured revolving credit facility, $1,300 million commitment	$116	$669
Unsecured revolving credit facility, $1,565 million commitment	1,350	893
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	27	24
Unsecured debt due August 2012	547	—
Unsecured debt due October 2020	75	75
TRS Facility	—	296
ACAS Business Loan Trust 2004-1 asset securitization	320	410
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	492	—
ACAS Business Loan Trust 2007-2 asset securitization	338	—

Total	$4,824	$3,926

The daily weighted average debt balance for the years ended December 31, 2007 and 2006 was $4,572 million and $3,021 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2007 and 2006 was 6.3%. We are currently in compliance with all of our debt covenants.

Secured Revolving Credit Facility

We, through a consolidated affiliated statutory trust, have a secured revolving credit facility. In October 2007, we amended the secured revolving credit facility to extend the facility’s termination date to October 2008 and increase the lenders’ commitment thereunder to $1,300 million. As amended, our ability to make draws under the facility expires one business day before the termination date. If the facility is not extended before the termination date, any principal amounts then outstanding will be amortized over a 24-month period from the termination date to October 2010. As of December 31, 2007, this facility was collateralized by loans and assets from our portfolio companies with a principal balance of $866 million. Interest on borrowings under this facility is paid monthly and is charged at either a one-month LIBOR or a commercial paper rate plus a spread of 1.125% (4.85% at December 31, 2007). We are also charged an unused commitment fee of 0.125%. The facility contains covenants that, among other things, require us to maintain a minimum net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in industries, certain loan grade classifications, certain security interests and interest payment terms.

Unsecured Revolving Credit Facility

We also have an unsecured revolving credit facility. In May 2007, we replaced our $900 million unsecured revolving credit facility with a new $1,565 million unsecured revolving credit facility with a syndicate of lenders. The facility may be expanded through new or additional commitments up to $1,815 million in accordance with the terms and conditions set forth in the related agreement. The ability to make draws under the revolving facility expires in May 2012. Interest on borrowings under the facility is charged at either (i) LIBOR plus the applicable percentage at such time, currently 90 basis points, or (ii) the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus 50 basis points (4.95% at December 31, 2007). We are also charged an unused commitment fee of 0.125% per annum. The agreement contains various covenants, including maintenance of an unsecured debt rating equal or greater than BB, a minimum net worth and asset coverage ratios.

Unsecured Debt

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

In February 2006, we entered into a note purchase agreement to issue €14 million and £3 million of senior unsecured five-year notes to institutional investors in a private placement offering ($27 million and $24 million as of December 31, 2007 and 2006, respectively). The €14 million Series 2006-A Notes have a fixed interest rate of 5.177% and the £3 million Series 2006-B Notes have a fixed interest rate of 6.565%. Each series matures in February 2011. The note purchase agreement contains customary default provisions.

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

In September 2004, we sold an aggregate $167 million of long-term unsecured five-and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of $82 million of senior notes, Series A and $85 million of senior notes, Series B. The Series A notes have a fixed interest rate of 5.92% and mature in September 2009. The Series B notes have a fixed interest rate of 6.46% and mature in September 2011.

Total Return Swap Facility

We have a $300 million total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. (“Wachovia”) under which we pledge certain of our investments to Wachovia from time to time in exchange for financing. In November, 2007 we amended the TRS Facility to extend the termination date to December 26, 2008. We may generally repay and reborrow proceeds and are required to make payments to Wachovia on outstanding borrowings at a rate equal to one-month LIBOR plus 1.25% for all investment grade commercial real estate bonds acquired prior to November 30, 2007. For all obligations acquired after November 30, 2007, the spread would be calculated according to the rating of such obligation and would be based on the lowest rating assigned by a nationally recognized rating agency. We must also repay all or a portion of any funded amount upon the occurrence of certain events. We have accounted for the TRS Facility as a secured financing arrangement under SFAS No. 140 with the outstanding borrowed amount, if any, included as a debt obligation on the accompanying consolidated balance sheets.

Securitizations

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Through February 2008, BLT 2007-2 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2007-2 Notes. After such time, principal payments on the 2007-2 Notes will generally be applied pro rata to each class of 2007-2 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes, the Class E notes and the Class F notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The 2007-2 Notes are secured by loans and assets from our portfolio companies with a principal balance of $500 million as of December 31, 2007. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. Through November 2007, BLT 2007-1 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2007-1 Notes. After such time, principal payments on the 2007-1 Notes will generally be applied pro rata to each class of 2007-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $300 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 14 basis points, the Class B notes have an interest rate of three-month LIBOR plus 31 basis points, the Class C notes have an interest rate of three-month LIBOR plus 85 basis points, the Class D notes have an interest rate of three-month LIBOR plus 185 basis points and the Class E notes retained by us do not have an interest rate. The 2007-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $600 million as of December 31, 2007. The 2007-1 Notes contain customary default provisions and mature in August 2019 unless redeemed or repaid prior to such date.

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $35 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. Through August 2009, BLT 2006-1 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The 2006-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $500 million as of December 31, 2007. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2005-1. Of the $150 million Class A-2A notes, $82 million was drawn upon in 2005 and the balance of $68 million was drawn upon in 2006. Through January 2009, BLT 2005-1 may generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2005-1 Notes. After such time, principal payments on the 2005-1 Notes will be applied first to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A-1 notes have an interest rate of three-month LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of three-month LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of three-month LIBOR plus 35 basis points, the Class B notes have an interest rate of three-month LIBOR plus 40 basis points, and the Class C notes have an interest rate of three-month LIBOR plus 85 basis points. The 2005-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $1,000 million as of December 31, 2007. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repaid prior to such date.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2004-1. Through January 2007, BLT 2004-1 has the option to reinvest any principal collections of its existing loans into purchases of new loans. After such time, payments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class A notes have an interest rate of three-month LIBOR plus 32 basis points, the Class B notes have an interest rate of three-month LIBOR plus 50 basis points, and the Class C notes have an interest rate three-month LIBOR plus 100 basis points. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The 2004-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $410 million as of December 31, 2007. The 2004-1 Notes contain customary default provisions and mature in October 2017 unless redeemed or repaid prior to such date.

A summary of our contractual payment obligations as of December 31, 2007 are as follows (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Revolving credit facilities	$1,466	$78	$38	$1,350	$—
Notes payable	2,416	190	380	614	1,232
Unsecured debt	945	—	208	662	75
Interest payments on debt obligations(1)	1,343	435	454	349	105
Operating leases	140	18	38	34	50

Total	$6,310	$721	$1,118	$3,009	$1,462

(1)	For variable rate debt, future interest payments are based on the interest rate as of December 31, 2007.

To the extent that we receive unscheduled prepayments on our debt investments that securitize our debt obligations, we are required to apply those proceeds to our outstanding debt obligations.

Off Balance Sheet Arrangements

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next 13 years and contain provisions for certain annual rental escalations.

As of December 31, 2007, we had commitments under loan and financing agreements to fund up to $678 million to 62 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

A summary of our loan and equity commitments as of December 31, 2007 is as follows (in millions):

	Amount of Commitment Expiration by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Loan and Equity Commitments	$678	$78	$41	$392	$167

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of December 31, 2007, loans on non-accrual status for 20 portfolio companies were $338 million, calculated as the cost plus unamortized OID, and had a fair value of $122 million. These loans include a total of $272 million with PIK interest features.

As of December 31, 2007 and 2006, loans on accrual status, past due loans and loans on non-accrual status were as follows (dollars in millions):

	2007		2006
	Number of Portfolio Companies	Amount	Number of Portfolio Companies	Amount
Current	131	$5,708	118	$4,623

One Month Past Due		150		—
Two Months Past Due		—		—
Three Months Past Due		—		—
Greater than Three Months Past Due		—		12
Loans on Non-accrual Status		338		183

Subtotal	22	488	14	195

Total Loans at Face	153	$6,196	132	$4,818

Total Loans at Fair Value	153	$5,890	132	$4,621

Past Due and Non-accrual Loans as a Percent of Total Loans		7.9%		4.0%
Non-accrual Loans as a Percent of Total Loans at Fair Value		2.1%		1.2%

The loan balances at face above reflect our cost of the debt, excluding CMBS, CLO and CDO securities, plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

During 2007, we did not recapitalize any of our portfolio companies that resulted in an exchange of our debt security for an equity security. During 2006, we recapitalized eight of our portfolio companies that resulted in either the exchange of our debt securities for equity securities or the contribution of our debt securities into our existing common equity. The debt securities exchanged or contributed had a total cost basis of $90 million and a fair value of $34 million on the date of transfer.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the year ended December 31, 2007:

	Static Pool
Portfolio Statistics(1) ($ in millions, unaudited)	Pre-1999	1999	2000	2001	2002	2003	2004	2005	2006	2007	Pre-1999 - 2007 Aggregate	2003 - 2007 Aggregate
Internal Rate of Return-All Investments(2)	7.3%	9.0%	7.5%	19.1%	9.5%	21.6%	17.2%	22.7%	18.5%	12.7%	16.0%	19.5%
Internal Rate of Return-Equity Investments Only(2)(10)	24.2%	-26.3%	10.1%	46.8%	15.3%	30.0%	29.5%	34.2%	30.9%	38.6%	28.1%	32.5%
Internal Rate of Return-Equity Investments Only(2)(5)(10)	24.2%	-26.3%	10.1%	46.8%	15.3%	30.0%	29.5%	37.5%	30.9%	38.9%	27.8%	33.1%
Original Investments and Commitments	$395	$380	$285	$372	$957	$1,432	$2,259	$3,872	$5,034	$6,480	$21,466	$19,077
Total Exits and Prepayments of Original Investments	$329	$297	$285	$286	$669	$1,034	$1,512	$1,796	$2,195	$1,117	$9,520	$7,654
Total Interest, Dividends and Fees Collected	$154	$145	$105	$149	$287	$343	$498	$673	$533	$323	$3,210	$2,370
Total Net Realized (Loss) Gain on Investments	$(67)	$(47)	$(40)	$25	$(58)	$144	$135	$252	$83	$(14)	$413	$600
Current Cost of Investments	$65	$33	$—	$57	$262	$354	$743	$2,081	$2,501	$4,571	$10,667	$10,250
Current Fair Value of Investments(11)	$51	$18	$—	$21	$217	$382	$697	$2,492	$2,588	$4,458	$10,924	$10,617
Current Fair Value of Investments as a % of Total Investments at Fair Value(11)	0.5%	0.1%	0.0%	0.2%	2.0%	3.5%	6.4%	22.8%	23.7%	40.8%	100.0%	97.2%
Net Unrealized (Depreciation) Appreciation	$(14)	$(15)	$—	$(36)	$(45)	$28	$(46)	$411	$87	$(113)	$257	$367
Non-Accrual Loans at Face	$14	$7	$—	$15	$39	$24	$56	$69	$58	$56	$338	$263
Non-Accrual Loans at Fair Value	$4	$3	$—	$2	$13	$10	$18	$19	$43	$10	$122	$100
Equity Interest at Fair Value(9)	$38	$6	$—	$3	$43	$138	$150	$1,724	$828	$1,445	$4,375	$4,285
Debt to EBITDA(3)(4)(5)	NM	3.2	—	9.0	4.9	6.2	5.7	4.6	5.7	6.5	5.9	5.9
Interest Coverage(3)(5)	NM	2.8	—	2.2	1.9	1.4	1.7	2.5	1.8	2.0	2.0	2.0
Debt Service Coverage(3)(5)	NM	2.4	—	2.2	1.2	1.3	1.4	1.7	1.9	1.6	1.7	1.7
Average Age of Companies(5)	68 yrs	57 yrs	—	24 yrs	42 yrs	37 yrs	38 yrs	28 yrs	28 yrs	27 yrs	29 yrs	29 yrs
Diluted Ownership Percentage(9)	54%	58%	—%	52%	41%	50%	32%	56%	31%	41%	42%	42%
Average Sales(5)(6)	$172	$23	$—	$86	$66	$152	$98	$109	$133	$195	$153	$156
Average EBITDA(5)(7)	$9	$3	$—	$3	$13	$25	$22	$24	$27	$38	$30	$31
Average EBITDA Margin(5)	5.2%	13.0%	—%	3.5%	19.7%	16.4%	22.4%	22.0%	20.3%	19.5%	19.6%	19.9%
Total Sales(5)(6)	$287	$84	$—	$639	$395	$1,565	$1,819	$3,008	$5,729	$9,316	$22,842	$21,437
Total EBITDA(5)(7)	$14	$7	$—	$24	$54	$226	$318	$470	$1,007	$1,745	$3,865	$3,766
% of Senior Loans(5)(8)	95%	0%	—%	27%	70%	63%	62%	51%	45%	72%	60%	60%
% of Loans with Lien(5)(8)	100%	100%	—%	100%	100%	100%	94%	89%	82%	95%	91%	90%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at current fair value.
(3)	These amounts do not include investments in which the Company owns only equity.
(4)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(5)	Excludes investments in CMBS, CDOs, CLOs, ACAS CRE CDO and managed funds.
(6)	Sales during the most recent twelve months, or when appropriate, the forecasted twelve months.
(7)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(8)	As a percentage of our total debt investments.
(9)	Excludes investments in CMBS, CDOs and CLOs.
(10)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(11)	Excludes derivative agreements.

Impact of Inflation

We believe that inflation can influence the value of our investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that could affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. Our significant accounting policies are more fully described in Note 2 of the accompanying consolidated financial statements. The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its applications.

Management believes that the following critical accounting policies are the most affected by judgments, estimates and assumptions. Management has reviewed these critical accounting policies and related disclosures with our independent auditor and the Audit and Compliance Committee of our Board of Directors. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates. See “Risk Factors” for certain matters bearing risks on our future results of operations.

Valuation of Investments

Our investments are carried at fair value. In accordance with the definition of fair value in the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a transfer of our controlling interest.

For majority-owned publicly traded securities or securities of companies that are not publicly traded, or for which there are various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers to buy, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. For recently originated or acquired investments, we generally consider our entry price (which is the initial cost of the investment including transaction costs) in determining fair value. We weight some or all of the above valuation methods in order to conclude on our estimate of the enterprise value. In valuing convertible debt, equity or other similar securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized OID to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will have a minimum value so that the sum of the detachable equity warrant and the discounted debt security equal the face value of the debt security.

We value our investments in CMBS, CLO and CDO securities by discounting the forecasted cash flows of the investment. Cash flow forecasts are subject to assumptions regarding the investments’ underlying collateral. Cash flow forecasts are discounted using market yields which are derived through consideration and analysis of multiple sources of information including, but not limited to, counterparty quotes, recent investments and securities with similar structure and risk characteristics.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of December 31, 2007 and 2006, the fair value of 100% of our investments were estimated and determined in good faith by our Board of Directors because the investments were not publicly traded on an active market, the investments had various degrees of trading restrictions or the investments were controlling majority-owned interests in publicly traded companies. With respect to the $10 billion of realizations from our IPO through December 31, 2007, these proceeds exceeded the prior quarter’s valuations of each security by 1%.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with PIK interest and dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities. For CMBS, CLO and CDO securities, we recognize income using the effective interest method, using the anticipated yield over the projected life of the investment.

A change in the portfolio company valuation assigned by us could have an effect on the amount of loans on non-accrual status. Also, a change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest recognition.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), a revision to SFAS No. 123. SFAS No. 123(R) also supersedes APB No. 25 and amends FASB SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method, and, accordingly, the consolidated financial statements for prior periods do not reflect any restated amounts.

Prior to the adoption of SFAS No. 123(R), we applied SFAS No. 123 to all stock options granted in 2003 and forward. All of our stock options granted prior to January 1, 2003 that were accounted for under APB No. 25 and not expensed in our consolidated statements of operations were fully vested as of December 31, 2005 and therefore, no additional stock compensation costs for those stock option grants were recorded subsequent to the adoption of SFAS No. 123(R). When recognizing compensation cost under SFAS No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under SFAS No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of SFAS No. 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle, net of related tax effects, to adjust compensation cost for the difference in compensation costs recognized in prior periods if forfeitures had been estimated during those periods of $1 million, or $0.01 per basic and diluted share. In 2006, we calculated the compensation costs that would have been recognized in prior periods using an estimated annual forfeiture rate of 6.7%. In January 2007, we determined our estimated annual forfeiture rate to be 6.6%.

The following table reflects the weighted average fair value per option granted during 2007, 2006 and 2005, as well as the weighted average assumptions used in determining those fair values using the Black-Scholes pricing model.

	2007	2006	2005
Options granted (in millions)	9.1	7.1	4.2
Fair value on grant date	$4.37	$2.93	$4.95
Dividend yield	8.4%	8.8%	9.1%
Expected volatility	26%	22%	34%
Risk-free interest rate	4.5%	4.6%	4.0%
Expected life (years)	5.4	5.1	5.0

Beginning in 2006, we determine our expected volatility used in the Black-Scholes option pricing model based on a combination of our historical volatility during the expected term of the option and our implied volatility based on the market prices of traded options of our stock. In prior periods, we determined our expected volatility based on our historical volatility during the expected term of the option.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period.

Derivative Financial Instruments

We use interest rate derivative financial instruments to manage interest rate risk and also to fulfill our obligation under the terms of our revolving credit facilities and asset securitizations. We have established policies and procedures for the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period. We may hold or issue derivative financial instruments for speculative purposes to hedge existing investments or to establish a position with respect to investment objective

We have interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we pay a floating rate based on LIBOR and receive a fixed rate. The fair value and notional amounts of our interest rate derivative agreements are included in the accompanying consolidated schedule of investments.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

As a result of our use of interest rate swaps, as of December 31, 2007, 23% of our interest bearing assets provided fixed rate returns and approximately 77% of our interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, as of December 31, 2007, we had floating rate investments in debt securities, tied primarily to LIBOR, with a face amount of $5,312 and had total borrowings outstanding of $3,882 that have a variable rate of interest based on LIBOR or a commercial paper rate. Assuming no changes to our consolidated balance sheet as of December 31, 2007, a hypothetical increase or decrease in LIBOR by 100 basis points would increase or decrease our net assets resulting from operations by $14 million, or 2%, over the next twelve months compared to our 2007 net increase in net assets resulting from operations.

Under our interest rate swap agreements, we generally pay a fixed rate and receive a floating interest rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we receive a fixed rate and pay a floating rate based on LIBOR. We may enter into interest rate cap agreements that would entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceeds specified interest rates. For those investments contributed to the term securitizations, the interest swaps enable us to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations. One-month LIBOR decreased from 5.32% as of December 31, 2006 to 4.60% as of December 31, 2007 while the three-month LIBOR decreased from 5.36% as of December 31, 2006 to 4.70 % as of December 31, 2007.

A summary of our derivative agreements are included in our schedule of investments in the accompanying consolidated financial statements.

Foreign Currency Risks

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the year ended December 31, 2007, the foreign currency translation adjustment recorded in our consolidated statements of operations was unrealized appreciation of $98 million, primarily as a result of the Euro appreciating against the U.S. dollar.

Portfolio Valuation

Our investments are carried at fair value. In accordance with the definition of fair value in the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a transfer of our controlling interest.

For majority-owned publicly traded securities or securities of companies that are not publicly traded, or for which there are various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers to buy, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. For recently originated or acquired investments, we generally consider our entry price (which is the initial cost of the investment including transaction costs) in determining fair value. We weight some or all of the above valuation methods in order to conclude on our estimate of the enterprise value. In valuing convertible debt, equity or other similar securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized OID to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will have a minimum value so that the sum of the detachable equity warrant and the discounted debt security equal the face value of the debt security.

We value our investments in CMBS, CLO and CDO securities by discounting the forecasted cash flows of the investment. Cash flow forecasts are subject to assumptions regarding the investments’ underlying collateral. Cash flow forecasts are discounted using market yields which are derived through consideration and analysis of multiple sources of information including, but not limited to, counterparty quotes, recent investments and securities with similar structure and risk characteristics.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of December 31, 2007 and 2006, the fair value of 100% of our investments were estimated and determined in good faith by our Board of Directors because the investments were not publicly traded on an active market, the investments had various degrees of trading restrictions or the investments were controlling majority-owned interests in publicly traded companies. With respect to the $10 billion of realizations from our IPO through December 31, 2007, these proceeds exceeded the prior quarter’s valuations of each security by 1%.

Item 8. Financial Statements and Supplementary Data

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the consolidated financial highlights for each of the five years in the period ended December 31, 2007. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements and financial highlights present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. American Capital’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. American Capital’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of American Capital’s internal control over financial reporting as of December 31, 2007, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that American Capital’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of American Capital’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, American Capital’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital Strategies, Ltd.

We have audited American Capital Strategies, Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital Strategies, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Capital Strategies, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Strategies, Ltd., including the consolidated schedules of investments, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2007, and the consolidated financial highlights for each of the five years in the period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion thereon.

McLean, Virginia

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital Strategies, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital Strategies, Ltd., including the consolidated schedules of investments, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2007, and the consolidated financial highlights for each of the five years in the period ended December 31, 2007. These financial statements and the financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by examination or confirmation of securities held by the custodians as of December 31, 2007 or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital Strategies, Ltd. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, and its consolidated financial highlights for each of the five years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Strategies, Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

McLean, Virginia

February 28, 2008

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2007	2006
Assets
Investments at fair value (cost of $10,667 and $7,781, respectively)
Non-Control/Non-Affiliate investments (cost of $6,467 and $4,827, respectively)	$6,351	$4,869
Affiliate investments (cost of $394 and $536, respectively)	396	576
Control investments (cost of $3,806 and $2,416, respectively)	4,177	2,611
Derivative agreements (cost of $0 and $2, respectively)	4	20

Total investments at fair value	10,928	8,076
Cash and cash equivalents	143	77
Restricted cash and cash equivalents	401	233
Interest receivable	56	44
Other	204	179

Total assets	$11,732	$8,609

Liabilities and Shareholders’ Equity
Debt ($267 and $353 maturing within one year, respectively)	$4,824	$3,926
Derivative agreements	77	13
Accrued dividends payable	195	130
Other	195	198

Total liabilities	5,291	4,267

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 and 200.0 shares authorized, 201.4 and 151.6 issued and 195.9 and 147.6 outstanding, respectively	2	1
Capital in excess of par value	6,020	3,980
Notes receivable from sale of common stock	(7)	(7)
Undistributed net realized earnings	254	88
Net unrealized appreciation of investments	172	280

Total shareholders’ equity (net assets)	6,441	4,342

Total liabilities and shareholders’ equity	$11,732	$8,609

Net asset value per common share	$32.88	$29.42

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$599	$385	$185
Affiliate investments	63	51	58
Control investments	337	233	183

Total interest and dividend income	999	669	426

Asset management and other fee income
Non-Control/Non-Affiliate investments	116	104	38
Affiliate investments	3	5	11
Control investments	122	82	80

Total asset management and other fee income	241	191	129

Total operating income	1,240	860	555

OPERATING EXPENSES:
Interest	287	190	101
Salaries, benefits and stock-based compensation	254	161	86
General and administrative	99	73	41

Total operating expenses	640	424	228

OPERATING INCOME BEFORE INCOME TAXES	600	436	327
Provision for income taxes	(6)	(11)	(13)

NET OPERATING INCOME	594	425	314

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	74	17	36
Affiliate investments	23	41	7
Control investments	101	117	2
Taxes on net realized gain	(6)	(17)	—
Derivative agreements	22	15	(9)

Total net realized gain on investments	214	173	36

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	(126)	276	(17)
Foreign currency translation	98	32	—
Derivative agreements	(80)	(11)	32

Total net (depreciation) unrealized appreciation of investments	(108)	297	15

Total net gain on investments	106	470	51

INCREASE IN NET ASSETS RESULTING FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	700	895	365
Cumulative effect of accounting change, net of tax	—	1	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (NET EARNINGS)	$700	$896	$365

NET OPERATING INCOME PER COMMON SHARE:
Basic	$3.42	$3.15	$3.16
Diluted	$3.36	$3.11	$3.10
NET EARNINGS PER COMMON SHARE:
Basic	$4.03	$6.63	$3.68
Diluted	$3.96	$6.55	$3.60
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	173.9	135.1	99.3
Diluted	176.9	136.8	101.4
DIVIDENDS DECLARED PER COMMON SHARE	$3.72	$3.33	$3.08

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Operations:
Net operating income	$594	$425	$314
Net realized gain on investments	214	173	36
Net unrealized (depreciation) appreciation of investments	(108)	297	15
Cumulative effect of accounting change, net of tax	—	1	—

Net increase in net assets resulting from operations	700	896	365

Shareholder distributions:
Common stock dividends from net operating income	(594)	(425)	(310)
Common stock dividends in excess of net operating income	(61)	(29)	—

Net decrease in net assets resulting from shareholder distributions	(655)	(454)	(310)

Capital share transactions:
Issuance of common stock	2,001	1,020	877
Issuance of common stock under stock option plans	30	44	45
Issuance of common stock under dividend reinvestment plan	48	29	38
Purchase of common stock held in deferred compensation trusts	(111)	(124)	(8)
Deconsolidation of stock held in ECFS deferred compensation trusts	22	—	—
Stock-based compensation	62	35	15
Other	2	(2)	4

Net increase in net assets resulting from capital share transactions	2,054	1,002	971

Total increase in net assets	2,099	1,444	1,026
Net assets at beginning of period	4,342	2,898	1,872

Net assets at end of period	$6,441	$4,342	$2,898

Net asset value per common share	$32.88	$29.42	$24.37

Common shares outstanding at end of period	195.9	147.6	118.9

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net increase in net assets resulting from operations	$700	$896	$365
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation (appreciation) of investments	108	(297)	(15)
Net realized gain on investments	(214)	(173)	(36)
Increase in accrued payment-in-kind interest and dividends	(207)	(145)	(79)
Collection of loan origination fees	37	46	30
Stock-based compensation and other deferred compensation expense	71	35	14
Increase in interest receivable	(23)	(16)	(11)
Decrease (increase) in other assets	23	(55)	(3)
(Decrease) increase in other liabilities	(4)	115	37
Other, net	2	—	—

Net cash provided by operating activities	493	406	302

Investing activities:
Purchases of investments	(6,915)	(5,773)	(3,181)
Fundings on portfolio company revolving credit facility investments, net	(112)	(52)	(72)
Principal repayments	1,485	1,812	886
Proceeds from loan syndications and loan sales	1,601	456	340
Collection of payment-in-kind notes and dividends and accreted loan discounts	74	77	34
Proceeds from sale of CMBS investments	402	—	—
Proceeds from sale of equity investments	975	1,102	195
Interest rate derivative settlements, net	18	14	(9)
Capital expenditures for property and equipment	(35)	(25)	(8)

Net cash used in investing activities	(2,507)	(2,389)	(1,815)

Financing activities:
Proceeds from issuance of notes payable from asset securitizations	830	504	762
Repayment of notes payable from asset securitizations	(90)	(61)	(271)
(Payments) draws on revolving credit facilities, net	(100)	806	133
Proceeds from unsecured debt issuance	547	22	201
(Repayments) proceeds from TRS facility, net	(296)	186	81
Increase in deferred financing costs	(14)	(9)	(14)
(Increase) decrease in debt service escrows	(168)	(111)	20
Issuance of common stock	2,031	1,064	922
Purchase of common stock held in deferred compensation trusts	(111)	(124)	(8)
Dividends paid	(542)	(298)	(274)
Payment of federal income tax for deemed capital gain dividend	—	(15)	—
Other	—	(1)	—

Net cash provided by financing activities	2,087	1,963	1,552

Net increase (decrease) in cash and cash equivalents	73	(20)	39
Cash and cash equivalents at beginning of period	77	97	58
Cash eliminated with deconsolidation of European Capital Financial Services (Guernsey) Limited	(7)	—	—

Cash and cash equivalents at end of period	$143	$77	$97

Supplemental Disclosures:
Cash paid for interest	$260	$175	$74
Cash paid for taxes	$4	$21	$11
Non-cash investing activities:
Stock proceeds received from sale of equity investments	$32	$—	$—
Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$48	$29	$38

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Per Share Data:
Net asset value at beginning of period	$29.42	$24.37	$21.11	$17.83	$15.82

Net operating income(1)	3.42	3.15	3.16	2.88	2.58
Net realized gain (loss) on investments(1)	1.23	1.28	0.37	(0.49)	0.40
Net unrealized (depreciation) appreciation on investments(1)	(0.62)	2.20	0.15	1.30	(0.82)

Net increase in net assets resulting from operations(1)	4.03	6.63	3.68	3.69	2.16
Issuance of common stock	2.91	1.96	2.67	2.42	2.56
Shareholder distributions	(3.72)	(3.33)	(3.08)	(2.91)	(2.79)
Other, net(2)	0.24	(0.21)	(0.01)	0.08	0.08

Net asset value at end of period	$32.88	$29.42	$24.37	$21.11	$17.83

Ratio/Supplemental Data:
Per share market value at end of period	32.96	46.26	$36.21	$33.35	$29.73
Total (loss) gain(3)	(21.42)%	40.00%	18.98%	22.94%	53.50%
Shares outstanding at end of period	195.9	147.6	118.9	88.7	65.9
Net assets at end of period	$6,441	$4,342	$2,898	$1,872	$1,176
Average net assets(4)	$5,719	$3,643	$2,297	$1,498	$916
Average debt outstanding(5)	$4,572	$3,021	$1,892	$1,000	$582
Average debt per common share(1)	$26.30	$22.36	$19.05	$13.09	$10.66
Ratio of operating expenses, net of interest expense, to average net assets	6.17%	6.42%	5.55%	5.14%	5.14%
Ratio of interest expense to average net assets	5.02%	5.22%	4.38%	2.46%	2.02%

Ratio of operating expenses to average net assets	11.19%	11.64%	9.93%	7.60%	7.16%
Ratio of net operating income to average net assets	10.39%	11.67%	13.67%	14.69%	15.36%

(1)	Weighted average basic per common share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase and distribution of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the stock-based compensation in excess of GAAP expense that is credited to additional paid-in capital and repayments of notes receivable from the sale of common stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total (loss) gain is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan, which includes a 2% discount on shares purchased through the reinvested dividends for the second, third and fourth quarters of 2007 and a 5% discount on shares purchased through the reinvested dividends for 2005, 2006 and the first quarter of 2007.
(4)	Based on the average of ending net assets as of the end of each reporting period.
(5)	Based on a daily weighted average balance of debt outstanding for the period.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)	$—	$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt (15.0%, Due 11/13 – 11/14)(7)	52.8	52.1	52.1
		Convertible Preferred Stock (70,752 shares)	—	77.4	92.4
		Common Stock (17,687,156 shares)(1)		17.7	23.1

				147.2	167.6
Algoma Holding Company	Building Products	Subordinated Debt (13.8%, Due 4/13)(7)	13.0	12.9	12.9
		Convertible Preferred Stock (23,319 shares)(1)		—	7.8

				12.9	20.7
American Acquisition, LLC	Capital Markets	Senior Debt (14.7%, Due 12/13)	13.0	12.5	12.5
AmWins Group, Inc.	Insurance	Senior Debt (11.1%, Due 6/14)(7)	18.6	18.6	18.6
Aspect Software	IT Services	Senior Debt (12.3%, Due 7/12)	20.0	19.8	19.8
Astrodyne Corporation	Electrical Equipment	Senior Debt (13.2%, Due 4/11)(7)	6.5	6.4	6.4
		Subordinated Debt (12.0%, Due 4/12)(7)	11.0	10.9	10.9
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (322,208 shares)		6.8	11.3

				24.1	28.6
Avanti Park Place LLC	Real Estate	Senior Debt (8.3%, Due 6/10)	6.3	6.3	6.3
Axygen Holdings Corporation	Health Care Equipment & Supplies	Subordinated Debt (14.5%, Due 9/14)(7)	60.0	59.2	59.2
		Redeemable Preferred Stock (205,204 shares)		40.5	40.5
		Convertible Preferred Stock (48,736 shares)		13.5	13.5
		Common Stock (2,566 shares)(1)		0.3	0.4
		Common Stock Warrants (205,204 shares)(1)		19.1	47.7

				132.6	161.3
Barton-Cotton Holding Corporation	Commercial Services & Supplies	Subordinated Debt (14.0%, Due 9/14)(7)	29.6	29.2	29.2
		Redeemable Preferred Stock (28,263 shares)(1)		15.7	19.8
		Convertible Preferred Stock (67,158 shares)(1)		6.7	—
		Common Stock Warrants (125,610 shares)(1)		12.6	3.5

				64.2	52.5
BBB Industries, LLC	Auto Components	Senior Debt (10.8%, Due 6/14)(7)	21.2	21.2	21.2
Belloto Holdings Limited(3)	Household Durables	Subordinated Debt (15.1%, Due 6/17)	3.8	3.7	3.7
		PIK Note (15.0%, Due 12/17)(1)		9.0	9.1
		Ordinary Shares (32,434 shares)(1)		0.1	0.1

				12.8	12.9
Berry-Hill Galleries, Inc.	Distributors	Senior Debt (8.1%, Due 9/08 – 3/12)(7)	37.2	36.9	36.9
		Common Stock Warrants (1 share)(1)		0.1	0.1

				37.0	37.0
BLI Partners, LLC	Personal Products	Common Membership Interest(1)		17.3	2.3
BSW Investors II, LLC	Real Estate	Senior Debt (7.3%, Due 8/28)(7)	2.0	2.0	2.0
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (11.4%, Due 7/12)(7)	8.0	8.0	8.0
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt (10.6%, Due 9/14)(7)	30.0	29.7	29.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt (10.3%, Due 10/13)(7)	15.0	15.0	15.0
CH Holding Corp.	Leisure Equipment & Products	Senior Debt (12.0%, Due 5/11)(6)	13.1	13.0	3.5
		Redeemable Preferred Stock (21,215 shares)(1)		42.7	—
		Convertible Preferred Stock (665,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				55.7	3.5
CIBT Global Inc.	Commercial Services & Supplies	Senior Debt (11.0%, Due 5/11 – 6/12)(7)	108.0	106.8	106.8
Cinelease, Inc.	Electronic Equipment & Instruments	Senior Debt (10.6%, Due 12/8 – 3/13)(7)	60.6	60.0	60.0
		Common Stock (583 shares)(1)		0.6	0.6

				60.6	60.6
CMX Inc.	Construction & Engineering	Senior Debt (10.4%, Due 5/11 – 5/12)(7)	146.1	144.6	144.6
		Common Stock (35,000 shares)(1)		0.1	0.1

				144.7	144.7
Compusearch Holdings Company, Inc.	Software	Subordinated Debt (12.0%, Due 6/12)(7)	12.6	12.4	12.4
		Convertible Preferred Stock (23,342 shares)(1)		0.9	0.9

				13.3	13.3
Consolidated Bedding, Inc.	Household Durables	Senior Debt (11.5%, Due 6/13)(7)	95.0	94.9	94.9
		Senior Debt (12.4%, Due 6/13)(7)(6)	27.8	26.7	10.2
		Subordinated Debt (14.0%, Due 12/13)(6)	30.5	28.1	—
		Common Stock Warrants (154,127 shares)(1)		—	—

				149.7	105.1
Contec Holdings Ltd.	Commercial Services and	Subordinated Debt (14.0%, Due 6/13 – 6/14)(7)	86.7	85.6	85.6
	Supplies	Convertible Preferred Stock (76,952 shares)		86.6	130.9
		Common Stock (19,237,842 shares)(1)		19.2	32.7

				191.4	249.2
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11)(7)	14.0	12.1	12.1
		Redeemable Preferred Stock (1,165,930 shares)		1.4	1.4
		Common Stock Warrants (5,022,576 shares)(1)		3.5	8.2

				17.0	21.7
CyrusOne Networks, LLC	IT Services	Senior Debt (12.4%, Due 1/14)(7)	15.1	14.9	14.9
DelStar, Inc.	Building Products	Subordinated Debt (14.0%, Due 12/12)(7)	18.4	18.1	18.1
		Redeemable Preferred Stock (26,613 shares)		14.3	14.3
		Convertible Preferred Stock (29,569 shares)		3.2	3.5
		Common Stock Warrants (89,020 shares)(1)		16.9	28.4

				52.5	64.3
Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)(7)	28.5	28.2	28.2
Dyno Holding Corp.	Auto Components	Senior Debt (9.2%, Due 11/13)	45.5	45.0	45.0
		Subordinated Debt (16.0%, Due 11/14)	26.6	26.3	26.3
		Convertible Preferred Stock (389,759 shares)		40.7	40.7
		Common Stock (97,440 shares)(1)		10.1	10.1

				122.1	122.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units (2,049,204 units)(1)		0.7	4.2
Edline, LLC	Software	Subordinated Debt (14.0%, Due 7/13)(7)	17.8	13.6	13.6
		Membership Warrants (6,447,500 units)(1)		6.0	13.3

				19.6	26.9
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt (14.8%, Due 11/13 – 11/14)(7)	25.5	25.2	25.2
		Convertible Preferred Stock (861,364 shares)(1)		20.9	20.2

				46.1	45.4
FCC Holdings, LLC	Commercial Banks	Subordinated Debt (19.9%, Due 12/12)(7)	75.0	74.3	74.3
Ford Motor Company(2)	Automobiles	Senior Debt (12.9%, Due 6/11)		(5.3)	(10.1)
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)(6)	15.9	11.4	2.0
		Common Stock Warrants (122,397 shares)(1)		0.1	—

				11.5	2.0
FPI Holding Corporation	Food Products	Senior Debt (8.7%, Due 5/11 – 5/12)(7)	50.0	49.2	49.2
		Subordinated Debt (15.0%, Due 5/13)(6)(7)	39.9	36.6	34.0
		Convertible Preferred Stock (21,715 shares)(1)		23.3	—
		Common Stock (5,429 shares)(1)		5.8	—

				114.9	83.2
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt (10.8%, Due 4/14)	47.7	40.3	35.8
FU/WD Opa Locka, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	33.1	31.5	31.5
Golden Key US LLC	Diversified Financial Services	Commercial Paper (5.3%, Due 10/07)(1)	7.3	7.3	6.8
HMSC Corporation	Insurance	Senior Debt (10.7%, Due 10/14)(7)	3.5	3.5	3.5
HomeAway, Inc.	Diversified Consumer Services	Senior Debt (10.9%, Due 12/12)(7)	98.4	97.3	97.3
		Redeemable Preferred Stock (384,297 shares)		0.7	0.7
		Convertible Preferred Stock (1,923,786 shares)		10.4	16.7
		Common Stock (384,297 shares)(1)		0.8	3.3

				109.2	118.0
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (16.1%, Due 7/12)(7)	34.6	34.3	34.3
		Redeemable Preferred Stock (2,915 shares)		5.1	5.1

				39.4	39.4
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt (11.5%, Due 4/14)	20.0	20.0	20.0
Infiltrator Systems, Inc.	Building Products	Senior Debt (12.2%, Due 10/13)(7)	52.2	51.5	51.5
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt (12.7%, Due 3/13)(7)	11.5	11.3	11.3
		Subordinated Debt (15.0%, Due 3/14)(7)	17.3	17.1	17.1
		Convertible Preferred Stock (14,283 shares)		17.5	29.9

				45.9	58.3
Inovis International, Inc.	Software	Senior Debt (11.7%, Due 5/10)(7)	88.0	87.2	87.2
Intergraph Corporation	Software	Senior Debt (11.1%, Due 12/14)(7)	3.0	3.0	3.0
iTradeNetwork, Inc.	IT Services	Senior Debt (12.0%, Due 12/13)	25.0	24.8	24.8
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (10.7%, Due 12/14)(7)	19.1	19.1	19.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Jones Stephens Corp.	Building Products	Subordinated Debt (13.5%, Due 9/13 – 9/14)(7)	22.8	22.5	22.5
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt (11.7%, Due 1/14 )(7)	24.8	24.5	24.5
KIK Custom Products, Inc.(3)	Household Products	Senior Debt (9.8%, Due 11/14)	22.5	22.5	22.5
LCW Holdings, LLC	Real Estate	Senior Debt (11.7%, Due 10/12)	33.2	32.0	32.0
		Warrant (12.5% membership interest)(1)		0.9	0.9

				32.9	32.9
LJVH Holdings Inc.(3)	Beverages	Senior Debt (10.6%, Due 1/15)(7)	28.6	28.6	28.6
LN Acquisition Corp.	Machinery	Senior Debt (10.9%, Due 1/15)(7)	21.6	21.6	21.6
Logex Corporation	Road & Rail	Subordinated Debt (12.2%, Due 7/08)(6)	12.2	9.4	1.4
LTM Enterprises, Inc.	Personal Products	Senior Debt (13.1%, Due 11/11)(7)	19.1	19.1	19.1
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt (14.0%, Due 1/13)(7)	14.0	13.9	13.9
Medical Billing Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 9/13)(7)	10.4	10.2	10.2
		Convertible Preferred Stock (13,199 shares)		14.6	19.6
		Common Stock (3,299,582 shares)(1)		3.3	4.5

				28.1	34.3
Mirion Technologies	Electrical Equipment	Senior Debt (10.0%, Due 5/08 – 11/11)(7)	120.2	119.4	121.0
		Subordinated Debt (15.6%, Due 9/09 – 5/12)(7)	48.9	48.5	48.5
		Convertible Preferred Stock (435,724 shares)		43.0	49.9
		Common Stock (24,503 shares)(1)		2.8	2.7
		Common Stock Warrants (222,156 shares)(1)		18.6	40.6

				232.3	262.7
Mitchell International, Inc.	IT Services	Senior Debt (10.1%, Due 3/15)(7)	5.0	5.0	5.0
MTS Group, LLC	Textiles, Apparel & Luxury Goods	Senior Debt (11.1%, Due 10/08 – 10/11)(7)	21.0	20.8	20.8
		Subordinated Debt (16.0%, Due 10/12)(6)	17.3	14.8	—
		Common Units (558,214 units)(1)		0.7	—

				36.3	20.8
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt (11.7%, Due 9/14)(7)	53.0	52.8	52.8
NBD Holdings Corp.	Diversified Financial Services	Senior Subordinated Debt (14.0%, Due 8/13)(7)	44.5	44.0	44.0
		Convertible Preferred Stock (84,174 shares)(1)		9.6	9.6
		Common Stock (633,408 shares)		0.1	0.1

				53.7	53.7
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt (7.7%, Due 10/15)(7)	5.8	5.8	5.8
Nivel Holdings, LLC	Distributors	Senior Debt (11.1%, Due 10/13)(7)	63.5	62.5	62.5
NPC Holdings, Inc.	Building Products	Senior Debt (11.8%, Due 6/12)(7)	4.5	4.5	4.5
		Subordinated Debt (15.0%, Due 6/13)(7)	8.5	8.4	8.4
		Redeemable Preferred Stock (7,739 shares)(1)		5.2	4.8
		Convertible Preferred Stock (7,981 shares)(1)		0.8	—
		Preferred Stock Warrants (25,523 shares)(1)		2.5	—
		Common Stock (47 shares)(1)		—	—

				21.4	17.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt (10.6%, Due 4/13 – 4/14)(7)	289.7	286.6	286.6
		Subordinated Debt (13.6%, Due 4/14)	53.4	53.4	53.4
		Common Stock (565,885 shares)(1)		—	1.8

				340.0	341.8
Pan Am International Flight Academy, Inc.	Commercial Services & Supplies	Senior Debt (9.2%, Due 4/12 – 7/12)(7)	20.6	20.4	20.4
		Senior Subordinated Debt (16.0%, Due 7/13)(7)	26.9	26.6	26.6
		Convertible Preferred Stock (8,234 shares)(1)		8.2	12.8

				55.2	59.8
PHC Acquisition, Inc.	Diversified Consumer Services	Subordinated Debt (14.8%, Due 3/12 – 3/13)(7)	26.3	26.0	26.0
		Convertible Preferred Stock (6,556 shares)(1)		0.3	0.4
		Common Stock (529,153 shares)(1)		23.0	38.8

				49.3	65.2
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt (11.5%, Due 12/10 – 12/11)(7)	23.8	23.7	23.7
		Subordinated Debt (15.0%, Due 12/12)(7)	16.9	16.9	16.9

				40.6	40.6
Preferred Development, LLC	Real Estate	Senior Debt (7.8%, Due 12/22)(7)	2.6	2.6	2.6
Ranpak Acquisition Company	Containers & Packaging	Senior Debt (10.0%, Due 12/13 – 12/14)	392.3	388.2	391.3
RDR Holdings, Inc.	Household Durables	Subordinated Debt (15.3%, Due 10/14 – 10/15)(7)	179.4	177.7	177.7
		Convertible Preferred Stock (154,142 shares)		156.2	156.2
		Common Stock (1,541,415 shares)(1)		1.5	1.5

				335.4	335.4
Rhinebridge, LLC	Diversified Financial Services	Commercial Paper (5.3%, Due 10/07)(1)	27.8	27.8	24.4
Roarke—Money Mailer, LLC	Media	Common Membership Units (20,404 units)(1)		0.9	2.3
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.0%, Due 7/09 – 6/10)(7)	25.6	25.4	25.4
		Subordinated Debt (10.9%, Due 6/11 – 6/12)(7)	13.7	13.5	13.5
		Redeemable Preferred Stock (7,700 shares)(1)		4.8	0.8
		Convertible Preferred Stock (2,100 shares)(1)		0.2	—
		Preferred Stock Warrants (35,522 shares)(1)		3.6	—

				47.5	39.7
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock (67,973 shares)(1)		4.6	—
Sanlo Holdings, Inc.	Electrical Equipment	Common Stock Warrants (5,187 shares)(1)		0.5	1.0
Scanner Holdings Corporation	Computers & Peripherals	Senior Debt (8.4%, Due 5/13)(7)	17.0	16.7	16.7
		Subordinated Debt (14.0%, Due 5/14)(7)	20.2	20.0	20.0
		Convertible Preferred Stock (7,764 shares)		7.8	7.8
		Common Stock (78,242 shares)(1)		0.1	0.1

				44.6	44.6
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock (12,281 shares)(1)		0.7	—
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Redeemable Preferred Partnership Units (26,274 units)(1)		0.4	0.5
		Partnership Units (95,280 units)(1)		0.8	1.4

				1.2	1.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Small Smiles Holding Company, LLC	Health Care Providers & Services	Subordinated Debt (15.0%, Due 9/13 – 9/14)(7)	95.0	93.8	93.8
SSH Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (12.2%, Due 9/12)(7)	12.5	12.3	12.3
		Subordinated Debt (14.0%, Due 9/13)(7)	19.5	19.3	19.3
		Convertible Preferred Stock (297,896 shares)		22.3	67.3

				53.9	98.9
Stein World, LLC	Household Durables	Senior Debt (13.3%, Due 10/11)(6)	8.9	8.5	8.5
		Subordinated Debt (19.3%, Due 10/12 – 10/13)(6)	27.4	23.0	—

				31.5	8.5
Summit Global Logistics, Inc(2)	Road & Rail	Common Stock (73,290 shares)(1)		1.0	0.2
		Common Stock Warrants (19,800 shares)(1)		—	—

				1.0	0.2
Supreme Corq Holdings, LLC	Household Products	Common Membership Warrants (5,670 units)(1)		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt (12.2%, Due 8/14)	48.5	48.0	48.0
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock (376 shares)		0.4	0.4
		Common Stock (3,861 shares)(1)		—	—

				0.4	0.4
Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants (792,149 units)(1)		1.7	8.1
The Tensar Corporation	Construction & Engineering	Senior Debt (12.1%, Due 4/13)(7)	82.0	81.0	81.0
		Subordinated Debt (17.5%, Due 10/13)	37.0	36.6	36.6

				117.6	117.6
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt (11.4%, Due 12/11 – 12/13)(7)	26.7	26.1	26.1
		Subordinated Debt (14.0%, Due 12/14)(7)	40.8	40.3	40.3
		Preferred Unit (11,659,298 units)		7.8	7.8
		Preferred Unit Warrants (1,998,961 units)(1)		4.8	4.8

				79.0	79.0
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Senior Debt (13.2%, Due 9/08)	5.0	5.0	5.0
		Common Stock Warrants (35 shares)(1)		4.1	0.3

				9.1	5.3
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (10.8%, Due 6/15)(7)	50.0	49.5	49.5
triVIN, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 6/14 – 6/15)(7)	19.3	19.1	19.1
		Convertible Preferred Stock (24,700 shares)		25.9	30.3
		Common Stock (6,319,923 shares)(1)		6.3	7.2

				51.3	56.6
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt (12.7%, Due 11/11)(7)	12.0	11.9	11.9
		Subordinated Debt (13.8%, Due 5/12)(7)	14.5	14.3	14.3
		Common Stock (1,165,930 shares)(1)		1.2	2.5

				27.4	28.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
UFG Holding Corp.	Food Products	Subordinated Debt (15.0%, Due 5/15 – 5/16)(7)	54.6	53.9	53.9
		Redeemable Preferred Stock (20,602 shares)(1)		12.6	4.0
		Convertible Preferred Stock (25,752 shares)(1)		2.5	—
		Common Stock (25,752 shares)(1)		10.6	—

				79.6	57.9
Unique Fabricating Incorporated	Auto Components	Senior Debt (15.3%, Due 2/10 – 2/12)(7)	4.7	4.6	4.6
		Subordinated Debt (17.0%, Due 2/13)(7)	7.5	7.4	7.4
		Redeemable Preferred Stock (1,458 shares)(1)		1.9	1.9
		Common Stock Warrants (6,862 shares)(1)		0.2	0.2

				14.1	14.1
US Express Leasing, Inc.	Diversified Financial Services	Senior Debt (13.2%, Due 7/14)	37.6	37.6	37.6
		Common Stock Warrants (20,427 shares)(1)		—	—
		Preferred Stock Warrants (35,035 shares)(1)		—	—

				37.6	37.6
Velocity Financial Group, Inc.	Diversified Financial Services	Convertible Preferred Stock (11,659,298 shares)		20.4	20.4
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt (12.8%, Due 12/12)(7)	24.9	24.5	24.5
		Subordinated Debt (20.0%, Due 12/13)(6)(7)	20.9	19.6	9.0

				44.1	33.5
VeraSun Energy Corporation(2)	Oil, Gas & Consumable Fuels	Common Stock (2,397,505 shares)(1)		27.0	33.0
Visador Holding Corp.	Building Products	Subordinated Debt (15.0%, Due 2/10)(6)	11.0	9.5	7.5
		Common Stock Warrants (4,284 shares)(1)		0.5	—

				10.0	7.5
WRH, Inc.	Biotechnology	Senior Debt (10.5%, Due 9/13)(7)	4.5	4.4	4.4
		Subordinated Debt (15.0%, Due 7/14)(7)	75.0	74.2	74.2
		Convertible Preferred Stock (2,008,575 shares)		208.4	243.9
		Common Stock (502,144 shares)(1)		49.9	57.8

				336.9	380.3
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.5%, Due 12/11 – 12/13)(7)	35.0	34.5	34.5
Zencon Holdings Corporation	Internet Software & Services	Senior Debt (10.8%, Due 5/13)	19.5	19.3	19.3
		Subordinated Debt (15.3%, Due 5/14)	20.4	20.2	20.2
		Convertible Preferred Stock (5,246,686 shares)		9.5	9.5

				49.0	49.0
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt (8.2%, Due 9/24)(7)	1.1	1.0	1.0
ZSF/WD Hammond, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)(7)	41.5	39.5	39.5
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	20.7	19.6	19.6
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	34.4	32.8	32.8
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt (8.2%, Due 9/24)	0.4	0.3	0.3
ZSF/WD Orlando, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)	21.0	19.9	19.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value

CMBS AND REAL ESTATE CDO INVESTMENTS

ACAS CRE CDO 2007-1, Ltd.	Real Estate	Notes (5.7%, Due 8/7 – 11/31)	345.5	200.5	153.9
		Preferred Shares (417,086,292 shares)		22.0	19.4

				222.5	173.3
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates (5.4%, Due 7/17)	163.1	50.5	32.9
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 10/17)	11.1	8.3	4.9
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates (6.3%, Due 11/37 – 11/40)	24.0	9.3	9.3
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 7/17)	13.2	10.4	6.4
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 5/17 – 12/19)	37.0	31.0	16.8
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 7/17)	63.7	51.2	32.2
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 7/17)	152.7	63.0	50.5
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates (6.2%, Due 8/17)	32.8	18.6	18.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 10/17)	141.6	57.9	41.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 10/17 – 9/24)	96.2	42.0	36.1

CLO INVESTMENTS

ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes (9.6%, Due 4/21)(7)	8.5	8.5	8.5
		Subordinated Notes		25.4	21.7

				33.9	30.2
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares (5,000 shares)		3.9	4.0
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes (20,000 shares)		19.4	18.4
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes (15,000 shares)		14.8	13.8
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes	2.5	2.1	2.1
Cent CDO 12 Limited	Diversified Financial Services	Income Notes (26,355,270 shares)		24.6	23.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes (5,000 shares)		3.4	4.0
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares (360 shares)		6.7	4.1
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares (34,170,000 shares)		30.8	19.5
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes (30 shares)		13.5	12.0
Flagship CLO V	Diversified Financial	Deferrable Notes	1.7	1.3	1.3
	Services	Subordinated Securities (15,000 shares)		14.3	13.9

				15.6	15.2
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes (4,000 shares)		2.6	2.9
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes (6,700,000 shares)		6.2	6.0
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes	7.0	6.6	6.6
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes (90 shares)		8.5	8.8
Mayport CLO Ltd.	Diversified Financial Services	Income Notes (14,000 shares)		13.5	11.5
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities (10,000 shares)		9.8	8.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes (14,000,000 shares)		13.8	12.2
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities (15,000,000 shares)		14.2	12.9

CDO INVESTMENTS
ZAIS Investment Grade Limited IX	Diversified Financial Services	Subordinated Notes (14,500 shares)		12.9	9.0

Subtotal Non-Control / Non-Affiliate Investments (58% of total investment assets and liabilities at fair value)				6,467.2	6,351.5

AFFILIATE INVESTMENTS

Aptara, Inc.	IT Services	Subordinated Debt (17.2%, Due 8/09)(7)	52.7	52.3	52.3
		Redeemable Preferred Stock (13,942 shares)		14.2	14.2
		Convertible Preferred Stock (2,549,410 shares)(1)		8.8	12.9
		Preferred Stock Warrants (172,382 shares)(1)		0.9	0.9

				76.2	80.3
CCRD Operating Company, Inc.	Diversified Consumer Services	Senior Debt (11.0%, Due 6/13)(7)	142.3	141.3	141.3
		Subordinated Debt (15.0%, Due 6/14)	12.0	11.8	11.8
		Common Stock (729,763 shares)(1)		1.6	8.6

				154.7	161.7
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock (5,489,656 shares)(1)		2.6	2.6
Egenera, Inc.	Computers & Peripherals	Convertible Preferred Stock (8,046,865 shares)		25.0	25.0
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock (3,231,417 shares)(1)		5.2	5.2

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
IS Holdings I, Inc.	Software	Senior Debt (11.4%, Due 6/14)(7)	20.0	19.8	19.8
		Redeemable Preferred Stock (2,309 shares)		2.6	2.6
		Common Stock (1,165,930 shares)(1)		—	3.0

				22.4	25.4
Marcal Paper Mills. Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	—
		Common Stock (146,478 shares)(1)		—	—

				—	—
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock (12,563,900 shares)(1)		7.3	7.3
Nursery Supplies, Inc.	Containers & Packaging	Redeemable Preferred Stock (2116 shares)		—	—
		Common Stock Warrants (625 shares)		—	—

				—	—
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt (17.0%, Due 12/12)(7)	32.5	32.2	32.2
		Redeemable Preferred Stock (3,150,000 shares)(1)		3.2	0.7
		Common Units (350,000 units)(1)		0.3	—

				35.7	32.9
Radar Detection Holdings Corp.	Household Durables	Senior Debt (12.1%, Due 11/12)(7)	13.0	13.0	13.0
		Common Stock (40,688 shares)(1)		0.6	8.4

				13.6	21.4
Reef Point Systems, Inc.	Communications Equipment	Convertible Preferred Stock (85,632,687 shares)(1)		11.7	8.6
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (16.0%, Due 9/12)(7)	18.6	18.4	18.4
		Common Stock (7,000 shares)(1)		7.0	1.5

				25.4	19.9
Tymphany Corporation	Electronic Equipment & Instruments	Subordinated Debt (8.0%, Due 7/10)	1.2	1.2	1.2
		Convertible Preferred Stock (6,306,065 shares)(1)		10.1	0.6

				11.3	1.8
WFS Holding, Inc.	Software	Convertible Preferred Stock (20,403,772 shares)		2.6	3.6

Subtotal Affiliate Investments (3% of total investment assets and liabilities at fair value)				393.7	395.7

CONTROL INVESTMENTS

ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock (707 shares)(1)		14.6	12.9
ACSAB, LLC	Oil, Gas & Consumable Fuels	Convertible Preferred Membership Units (30,329 units)		—	0.6
Aeriform Corporation	Chemicals	Subordinated Debt (9.3%, Due 5/09)(1)	7.2	6.2	3.4
American Capital, LLC	Capital Markets	Senior Debt (9.8%, Due 9/12)	10.6	10.4	10.4
		Common Membership Interest (100% membership interest)		58.5	466.5

				68.9	476.9
American Driveline Systems, Inc.	Commercial Services & Supplies	Subordinated Debt (14.0%, Due 12/14 – 12/15)(7)	41.1	40.5	40.5
		Redeemable Preferred Stock (403,357 shares)		25.0	25.0
		Common Stock (128,681 shares)(1)		10.8	8.2
		Common Stock Warrants (204,663 shares)(1)		17.3	28.0

				93.6	101.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Auxi Health, Inc.	Health Care Providers & Services	Subordinated Debt (14.0%, Due 3/09)(6)	9.9	4.4	2.0
BPWest, Inc.	Energy Equipment & Services	Subordinated Debt (15.0%, Due 7/12)(7)	8.5	8.4	8.4
		Redeemable Preferred Stock (5,167 shares)		5.9	6.3
		Common Stock (516,643 shares)(1)		—	70.7

				14.3	85.4
Capital.com, Inc.	Diversified Financial Services	Common Stock (8,500,100 shares)(1)		1.5	0.4
Core Business Credit, LLC	Diversified Financial Services	Common Units (33,313 units)(1)		3.4	3.4
		Convertible Preferred Units (133,250 units)(1)		13.3	13.3

				16.7	16.7
Credit Opportunities Fund I, LLC	Diversified Financial Services	Common Stock (100% membership interest)		41.9	41.9
DanChem Technologies, Inc.	Chemicals	Senior Debt (11.3%, Due 12/10)	14.9	14.9	14.9
		Redeemable Preferred Stock (9,067 shares)(1)		7.6	4.5
		Common Stock (299,403 shares)(1)		1.8	—
		Common Stock Warrants (401,622 shares)(1)		2.2	—

				26.5	19.4
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt (16.5%, Due 12/14)(7)	12.5	12.4	12.4
		Common Stock (583 shares)(1)		11.1	17.6

				23.5	30.0
eLynx Holdings, Inc.	IT Services	Senior Debt (12.7%, Due 12/09 – 9/12)(7)	18.4	18.3	18.3
		Subordinated Debt (17.8%, Due 12/11 – 12/12)(6)	10.0	8.9	1.9
		Redeemable Preferred Stock (21,114 shares)(1)		8.9	—
		Common Stock (11,261 shares)(1)		1.1	—
		Common Stock Warrants (131,280 shares)(1)		13.1	—

				50.3	20.2
Endeavor Fund I, LP	Capital Markets	Common Membership Interest (100% membership interest)		28.8	29.1
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (13.2%, Due 5/11)(6)	11.1	9.8	8.6
		Subordinated Debt (16.8%, Due 5/12 – 5/13)(6)	13.6	10.9	—
		Convertible Preferred Stock (233,201 shares)(1)		11.4	—
		Preferred Stock Warrants (40,000 shares)(1)		—	—

				32.1	8.6
European Capital Limited(2)(3)	Diversified Financial Services	Ordinary Shares (72,305,938 shares)		921.9	839.4
European Touch, LTD. II	Commercial Services & Supplies	Senior Subordinated Debt (16.7%, Due 12/09 – 12/10)	11.4	11.4	11.4
		Junior Subordinated Debt (20.0%, Due 12/10)(6)	6.1	4.8	0.6
		Redeemable Preferred Stock (263 shares)(1)		0.3	—
		Common Stock (1,688 shares)(1)		0.9	—
		Common Stock Warrants (7,105 shares)(1)		3.7	—

				21.1	12.0
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt (11.1%, Due 1/17)(7)	41.6	41.2	41.2
		Common Membership Units (58,297 Units)(1)		44.6	56.8

				85.8	98.0

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Exstream Holdings, Inc.	Software	Subordinated Debt (15.0%, Due 6/14)(7)	64.9	64.3	64.3
		Convertible Preferred Stock (2,221,089 shares)		231.8	248.2
		Common Stock (555,272 shares)(1)		55.5	62.0

				351.6	374.5
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Senior Debt (9.0%, Due 7/10 – 7/11)(7)	36.1	35.7	35.7
		Subordinated Debt (15.0%, Due 7/12 – 7/14)(7)	34.5	34.2	34.2
		Redeemable Preferred Stock (18,449,456 shares)(1)		18.4	10.0
		Convertible Preferred Stock (1,519,368 shares)(1)		3.0	—
		Common Stock (108,526 shares)(1)		0.2	—

				91.5	79.9
Fountainhead Estate Holding	Internet Software & Services	Senior Debt (9.2%, Due 10/13)	37.0	37.0	37.0
Corp.(3)		Convertible Preferred Stock (59,250 shares)(1)		59.2	41.3

				96.2	78.3
FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt (11.6%, Due 4/11 – 5/11)(7)	16.8	16.6	16.6
		Subordinated Debt (15.0%, Due 5/12)	9.8	9.7	8.8
		Redeemable Preferred Stock (12,373,100 shares)(1)		12.1	—
		Common Stock (5,860,400 shares)(1)		2.3	—
		Common Stock Warrants (5,015,028 shares)(1)		—	—

				40.7	25.4
Future Food, Inc.	Food Products	Senior Debt (10.2%, Due 7/10)	16.8	16.7	16.7
		Senior Subordinated Debt (12.0%, Due 7/11)	8.0	7.6	7.6
		Junior Subordinated Debt (13.0%, Due 7/12)(6)	6.0	5.1	1.2
		Common Stock (64,917 shares)(1)		13.0	—
		Common Stock Warrants (6,500 shares)(1)		1.3	—

				43.7	25.5
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (12.9%, Due 2/10 – 2/12)(7)	50.2	49.9	49.9
		Subordinated Debt (15.0%, Due 2/13)(7)	31.6	31.3	31.3
		Common Stock (129,514 shares)(1)		15.5	25.8

				96.7	107.0
FV Holdings Corporation	Food Products	Subordinated Debt (14.5%, Due 6/15)(7)	22.4	22.4	22.4
		Convertible Preferred Stock (292 shares)		14.3	23.6
		Common Stock (125 shares)(1)		6.1	10.1

				42.8	56.1
Halex Holdings Corp.	Construction Materials	Senior Debt (11.5%, Due 7/8 – 10/8)(6)	23.4	23.4	21.4
		Subordinated Debt (15.9%, Due 8/10)(6)	17.6	15.9	—
		Redeemable Preferred Stock (21,464,046 shares)(1)		28.5	—
		Common Stock (30,263,219 shares)(1)		—	—
		Common Stock Warrants (18,750,000 shares)(1)		—	—

				67.8	21.4
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt (11.6%, Due 12/10)	11.5	11.2	11.2
		Convertible Preferred Stock (10,196 shares)(1)		2.9	0.6
		Common Stock (14,250 shares)(1)		4.8	—

				18.9	11.8

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Hospitality Mints, Inc.	Food Products	Senior Debt (12.8%, Due 11/10)(7)	7.3	7.2	7.2
		Subordinated Debt (12.4%, Due 11/11 – 11/12)(7)	18.5	18.3	18.3
		Convertible Preferred Stock (55,497 shares)		12.0	21.5
		Common Stock Warrants (86,817 shares)(1)		0.1	1.8

				37.6	48.8
Imperial Supplies Holdings, Inc	Trading Companies and Distributors	Subordinated Debt (16.0%, Due 10/14)	21.2	21.0	21.0
		Redeemable Preferred Stock (19,604 shares)		13.0	20.0
		Convertible Preferred Stock (19,604 shares)		20.5	20.5
		Common Stock (442,187 shares)		11.3	6.7

				65.8	68.2
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt (12.3%, Due 4/12)(6)	1.0	0.2	1.0
		Redeemable Preferred Stock (13,709 shares)(1)		9.6	0.5
		Common Stock (7,826 shares)(1)		—	—

				9.8	1.5
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt (10.4%, Due 6/08 – 6/10)(7)	43.8	43.7	43.7
		Subordinated Debt (14.4%, Due 6/11- 6/12)(6)	26.3	22.9	15.1
		Redeemable Preferred Stock (6,160 shares)(1)		4.2	—
		Common Stock (14,000 shares)(1)		1.4	—
		Common Stock Warrants (29,304 shares)(1)		2.9	—

				75.1	58.8
LLSC Holdings Corporation	Personal Products	Senior Debt (11.1%, Due 8/12)(7)	5.7	5.7	5.7
		Subordinated Debt (12.0%, Due 8/13)	5.5	5.5	5.5
		Convertible Preferred Stock (7,496 shares)(1)		8.1	8.1
		Common Stock (833 shares)(1)		—	—
		Common Stock Warrants (675 shares)(1)		—	—

				19.3	19.3
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt (10.7%, Due 2/10)(7)	2.8	2.8	2.8
		Subordinated Debt (18.0%, Due 2/13)(7)	10.7	10.6	10.6

				13.4	13.4
MW Acquisition Corporation	Health Care Providers & Services	Senior Subordinated Debt (15.6%, Due 2/13 – 2/14)(7)	24.6	24.3	24.3
		Convertible Preferred Stock (38,016 shares)		14.7	23.4
		Common Stock (51,521 shares)(1)		—	12.6

				39.0	60.3
NECCO Candy Investments, LLC	Food Products	Senior Debt (9.4%, Due 12/12)	13.1	12.8	12.8
		Common Membership Units (100 units)(1)		0.1	0.1

				12.9	12.9
NECCO Realty Investments, LLC	Real Estate	Senior Debt (14.0%, Due 12/17)	35.9	35.1	35.1
		Common Membership Units (7,000 units)(1)		4.9	9.6

				40.0	44.7
nSpired Holdings, Inc.	Food Products	Senior Debt (9.5%, Due 12/08 – 12/09)	18.6	18.6	18.8
		Redeemable Preferred Stock (17,150 shares)(1)		17.1	1.3
		Common Stock (11,712,947 shares)(1)		3.5	—

				39.2	20.1
Oceana Media Finance, LLC	Commercial Banks	Common Membership Units (145,742 units)(1)		14.6	14.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Paradigm Precision Holdings, LLC	Aerospace & Defense	Senior Debt (8.7%, Due 4/13)(7)	54.3	53.7	53.7
		Subordinated Debt (15.0%, Due 10/13)(7)	13.8	13.7	13.7
		Common Membership Units (478,488 units)(1)		17.5	17.5

				84.9	84.9
PaR Systems, Inc.	Machinery	Subordinated Debt (14.6%, Due 2/10)(7)	3.1	3.1	3.1
		Common Stock (198,921 shares)(1)		0.6	11.3
		Common Stock Warrants (17,027 shares)(1)		—	1.0

				3.7	15.4
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Subordinated Debt (14.8%, Due 12/13 – 12/14)(7)	29.1	28.8	28.8
		Common Stock (57,597 shares)(1)		11.3	46.5

				40.1	75.3
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 12/11 – 12/12)(7)	14.9	14.7	14.7
		Subordinated Debt (15.0%, Due 12/14)(7)	15.0	14.8	14.8
		Common Stock (250,868 shares)(1)		3.1	—

				32.6	29.5
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (11.9%, Due 6/12)(7)	10.0	9.9	9.9
		Subordinated Debt (14.0%, Due 6/13)(7)	23.3	23.0	23.0
		Redeemable Preferred Stock (36,267 shares)		32.9	32.9
		Common Stock (40,295 shares)(1)		3.8	1.6
		Common Stock Warrants (116,065 shares)(1)		11.6	16.4

				81.2	83.8
Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.6%, Due 5/08 – 7/09)	8.8	8.8	8.8
		Subordinated Debt (8.0%, Due 7/13)	0.7	0.2	0.7
		Common Stock (478,797 shares)(1)		0.1	38.1

				9.1	47.6
Precitech Holdings, Inc.	Machinery	Junior Subordinated Debt (17.0%, Due 12/12)(6)	8.1	3.4	1.3
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt (13.0%, Due 4/10)	10.6	10.6	10.6
		Common Stock (583 shares)(1)		20.0	17.1

				30.6	27.7
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt (13.2%, Due 6/13)(7)	36.9	36.6	36.6
		Membership Units (356 units)(1)		4.4	9.3

				41.0	45.9
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt (8.3%, Due 7/14)	6.0	6.0	6.0
		Subordinated Debt (12.4%, Due 6/15)(7)	114.8	113.7	113.7
		Convertible Preferred Stock (1,101,673 shares)		115.2	120.6
		Common Stock (275,419 shares)(1)		27.5	28.9

				262.4	269.2
Specialty Brands of America, Inc.	Food Products	Subordinated Debt (14.0%, Due 5/14)(7)	33.4	33.1	33.1
		Redeemable Preferred Stock (122,017 shares)		7.1	7.1
		Common Stock (128,175 shares)(1)		2.3	5.1
		Common Stock Warrants (56,819 shares)(1)		1.4	7.9

				43.9	53.2
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt (11.3%, Due 10/12 – 10/13)	83.0	82.0	82.0
		Senior Subordinated Debt (15.3%, Due 8/14 – 8/15)(7)	48.3	47.7	47.7
		Convertible Preferred Stock (84,043 shares)		44.2	44.2
		Common Stock (84,043 shares)(1)		—	2.0

				173.9	175.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value
Stravina Holdings, Inc.	Personal Products	Senior Debt (8.7%, Due 4/11)(6)	4.4	4.4	0.1
Sunfuel Midstream, LLC	Oil, Gas & Consumable Fuels	Common Membership Units (100,000 units)(1)		0.1	0.1
Total Return Fund, LP	Capital Markets	Common Membership Interest (100% membership interest)		20.0	21.1
UFG Real Estate Holdings, LLC	Real Estate	Common Membership (70 shares)(1)		—	1.3
Unwired Holdings, Inc.	Household Durables	Senior Debt (11.9%, Due 6/11)	9.3	8.1	9.1
		Subordinated Debt (15.0%, Due 6/12 – 6/13)(6)	19.9	14.4	2.2
		Redeemable Preferred Stock (12,740 shares)(1)		12.7	—
		Preferred Stock Warrants (39,690 shares)(1)		—	—
		Common Stock (126,001 shares)(1)		1.2	—
		Common Stock Warrants (439,205 shares)(1)		—	—

				36.4	11.3
VP Acquisitions Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.5%, Due 10/13 – 10/14)(7)	19.0	18.8	18.8
		Common Stock (19,780 shares)(1)		24.7	47.2

				43.5	66.0
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.6%, Due 10/09)(7)	5.0	5.0	5.0
		Redeemable Preferred Membership Units (3,796,269 units)		4.1	4.1
		Common Membership Units (27,629 units)(1)		1.9	1.5

				11.0	10.6
WIS Holding Company, Inc.	Commercial Services &	Subordinated Debt (14.8%, Due 1/14 – 1/15)(7)	99.1	98.2	98.2
	Supplies	Convertible Preferred Stock (703,406 shares)		75.9	82.9
		Common Stock (175,852 shares)(1)		17.6	20.4

				191.7	201.5
WSACS RR Holdings LLC	Real Estate	Common Membership Units (1,688,398 units)(1)		1.7	1.7

CDO/CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		22.2	12.9
Subtotal Control Investments (38% of total investment assets and liabilities at fair value)				3,806.5	4,177.4

DERIVATIVE AGREEMENTS
BMO Financial Group	Interest Rate Swaption – Pay Floating/ Receive Fixed	1 Contract (5.5%, Expiring 2/13)	$22.9	$—	$0.4
Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.2%, Expiring 11/19)	3.7	—	0.2
Citibank, N.A.	Interest Rate Swaption – Pay Floating/ Receive Fixed	1 Contract (4.6%, Expiring 4/12)	40.0	—	1.0
Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.1%, Expiring 8/19)	8.0	—	2.2
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)				—	3.8
Total Investment Assets				$10,667.4	$10,928.4

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments (5)	Principal/ Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
BMO Financial Group	Interest Rate Swap – Pay Fixed/ Receive Floating	5 Contracts (5.4%, Expiring 2/13 – 8/17)	$479.9	$—	$(22.8)
Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	4 Contracts (4.8%, Expiring 4/12 – 11/19)	769.5	—	(21.1)
Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	3 Contracts (4.8%, Expiring 1/14 – 8/19)	532.1	—	(15.4)
Credit Suisse International	Interest Rate Swap – Pay Fixed/ Receive Floating	2 Contracts (5.0%, Expiring 9/15 – 6/17)	99.4	0.8	(4.1)
Fortis Financial Services LLC	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.7%, Expiring 7/17)	22.3	—	(2.2)
HSBC Bank USA, National Association	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (4.7%, Expiring 8/15)	36.6	0.4	(0.9)
UniCredit Group	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.3%, Expiring 7/17)	66.0	—	(5.8)
WestLB AG	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.8%, Expiring 6/17)	55.0	—	(4.5)
BMO Financial Group	Foreign Exchange Swap – Pay Euros / Receive GBP	1 Contract (Expiring 1/08)	—	—	(0.4)
Citibank, N.A.	Foreign Exchange Swap – Pay Euros / Receive GBP	1 Contract (Expiring 2/11)	—	—	(0.2)
Total Investment Liabilities (less than 1% of total investment assets and liabilities at fair value)				$1.20	$(77.4)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities as of period end, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(in millions, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Aerus, LLC	Household Durables	Common Membership Warrants (250,000 units)(1)		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Senior Debt (8.6%, Due 11/11 – 11/12)	$92.1	90.7	90.7
		Subordinated Debt (15%, Due 11/13 – 11/14)(7)	51.2	50.4	50.4
		Convertible Preferred Stock (84,952 shares)(1)		85.0	85.0
		Common Stock (21,238,000 shares)(1)		21.2	21.2

				247.3	247.3
A.H. Harris & Sons, Inc.	Distributors	Common Stock Warrants (2,004 shares)(1)		0.5	5.0
Algoma Holding Company	Building Products	Subordinated Debt (16.0%, Due 4/13)(7)	7.7	7.6	7.6
		Convertible Preferred Stock (28,000 shares)(1)		2.8	8.8

				10.4	16.4
Aspect Software	IT Services	Senior Debt (12.4%, Due 7/12)	20.0	19.8	19.8
Astrodyne Corporation	Electrical Equipment	Senior Debt (13.4%, Due 4/11)(7)	6.5	6.4	6.4
		Subordinated Debt (12.0%, Due 4/12)(7)	11.0	10.9	10.9
		Redeemable Preferred Stock (1 share)(1)		—	—
		Convertible Preferred Stock (386,894 shares)		7.8	8.9

				25.1	26.2
Avanti Park Place LLC	Real Estate	Senior Debt (8.3%, Due 6/10)(7)	6.5	6.5	6.5
Axygen Holdings Corporation	Health Care Equipment & Supplies	Senior Debt (8.9%, Due 9/12)	8.0	7.9	7.9
		Subordinated Debt (14.5%, Due 9/14)(7)	58.5	57.6	57.6
		Redeemable Preferred Stock (246,400 shares)		43.2	43.2
		Convertible Preferred Stock (58,520 shares)		15.4	15.4
		Common Stock (3,080 shares)(1)		0.3	0.3
		Common Stock Warrants (246,400 shares)(1)		23.0	23.0

				147.4	147.4
BarrierSafe Solutions International, Inc.	Commercial Services & Supplies	Senior Debt (13.9%, Due 9/10)(7)	13.7	13.6	13.6
		Subordinated Debt (16.0%, Due 9/11 – 9/12)(7)	53.6	53.1	53.1

				66.7	66.7
Barton-Cotton Holding Corporation	Commercial Services & Supplies	Senior Debt (8.9%, Due 4/11 – 4/12)(7)	39.4	38.7	38.7
		Subordinated Debt (14.0%, Due 9/13)(7)	29.3	28.8	28.8
		Redeemable Preferred Stock (33,936 shares)(1)		20.1	20.1
		Convertible Preferred Stock (80,640 shares)(1)		8.1	8.1
		Common Stock Warrants (150,827 shares)(1)		15.1	7.5

				110.8	103.2
BBB Industries, LLC	Auto Components	Senior Debt (11.2%, Due 6/12 – 6/13)(7)	99.9	98.4	98.4

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Beacon Hospice, Inc.	Health Care Providers & Services	Subordinated Debt (14.5%, Due 2/12)(7)	10.5	10.4	10.4
Berry-Hill Galleries, Inc.	Distributors	Senior Debt (15.9%, Due 5/07)	20.2	20.0	20.0
BLI Partners, LLC	Personal Products	Common Membership Interest(1)		17.3	—
Breeze Industrial Products Corporation	Auto Components	Senior Debt (11.9%, Due 8/13)(7)	19.0	18.7	18.7
		Subordinated Debt (14.3%, Due 8/13 – 8/15)(7)	33.4	33.0	33.0

				51.7	51.7
Bushnell Performance Optics	Leisure Equipment & Products	Subordinated Debt (12.5%, Due 8/12 – 8/13)(7)	118.6	117.1	117.1
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (11.4%, Due 7/12)(7)	5.5	5.5	5.5
CH Holding Corp.	Leisure Equipment & Products	Senior Debt (12.4%, Due 5/11)	14.0	13.8	13.8
		Redeemable Preferred Stock (20,837 shares)(1)		40.9	8.0
		Convertible Preferred Stock (665,000 shares)(1)		—	—
		Common Stock (1 share)(1)		—	—

				54.7	21.8
CIBT Global Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 5/12)	65.9	64.8	64.8
CL Holding Inc.	Textiles, Apparel & Luxury Goods	Subordinated Debt (13.8%, Due 3/10)(7)	16.6	15.2	15.2
		Redeemable Preferred Stock (8,295 shares)(1)		0.3	0.3
		Common Stock (8,295 shares)(1)		—	—
		Preferred Stock Warrants (1,095 shares)(1)		—	—
		Common Stock Warrants (197,322 shares)(1)		5.4	1.4

				20.9	16.9
Clifford Sheffield, LLC	Real Estate	Senior Debt (6.0%, Due 1/16)(7)	1.7	1.2	1.2
Compusearch Holdings Company, Inc.	Software	Subordinated Debt (12.0%, Due 6/12)(7)	12.5	12.3	12.3
		Convertible Preferred Stock (28,027 shares)		1.1	1.1

				13.4	13.4
Contec Holdings, Ltd.	Commercial Services and	Senior Debt (8.8%, Due 6/12)	6.0	5.9	5.9
	Supplies	Subordinated Debt (14.0%, Due 6/13 – 6/14)(7)	84.9	83.8	83.8
		Convertible Preferred Stock (92,400 shares)		96.5	96.5
		Common Stock (23,100,000 shares)(1)		23.1	16.5

				209.3	202.7
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt (12.5%, Due 3/11)(7)	14.0	11.7	11.7
		Redeemable Preferred Stock (1,400,000 shares)		1.4	1.4
		Common Stock Warrants (5,240,521 shares)(1)		3.6	6.6

				16.7	19.7
DelStar, Inc.	Building Products	Senior Debt (8.9%, Due 3/12)	5.0	5.0	5.0
		Subordinated Debt (14.0%, Due 12/12)(7)	18.0	17.7	17.7
		Redeemable Preferred Stock (31,955 shares)		14.4	14.4
		Convertible Preferred Stock (35,505 shares)		3.7	8.1
		Common Stock Warrants (106,891 shares)(1)		20.3	25.6

				61.1	70.8
Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)(7)	27.8	27.5	27.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
EAG Acquisition, LLC	Commercial Services & Supplies	Senior Debt (9.4%, Due 9/10)(7)	64.2	63.2	63.2
		Subordinated Debt (16.0%, Due 9/11)(7)	25.5	25.2	25.2
		Redeemable Preferred Stock (4,900,000 shares)		5.4	5.4
		Common stock warrants (4,900,000 shares)(1)		—	9.1

				93.8	102.9
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units (2,386,549 units)(1)		0.9	5.1
Edline, LLC	Software	Subordinated Debt (12.0%, Due 7/11)(7)	5.0	3.4	3.4
		Membership Warrants (2,121,212 units)(1)		1.8	3.4

				5.2	6.8
Euro-Caribe Packing	Food Products	Senior Debt (10.4%, Due 3/10 – 5/10)	8.3	8.2	8.2
Company, Inc.		Subordinated Debt (11.0%, Due 3/11)	4.2	3.9	3.9
		Convertible Preferred Stock (182,034 shares)(1)		4.0	—

				16.1	12.1
FAMS Acquisition, Inc.	Diversified Financial	Senior Debt (11.9%, Due 8/10 – 8/11)(7)	27.9	27.6	27.6
	Services	Subordinated Debt (14.8%, Due 8/12 – 8/13)(7)	24.9	24.5	24.5
		Convertible Preferred Stock (1,034,290 shares)(1)		25.1	27.6

				77.2	79.7
FCC Holdings, LLC	Commercial Banks	Senior Debt (13.1%, Due 8/09)(7)	25.0	24.8	24.8
Forest Alaska Operating LLC	Oil, Gas & Consumable Fuels	Senior Debt (11.9%, Due 12/11)	37.5	37.5	37.5
Formed Fiber Technologies,	Auto Components	Subordinated Debt (15.0%, Due 8/11)(6)(7)	15.3	13.4	8.6
Inc.		Common Stock Warrants (122,397 shares)(1)		0.1	—

				13.5	8.6
FPI Holding Corporation	Food Products	Senior Debt (8.9%, Due 5/11 – 5/12)	53.5	52.6	52.6
		Subordinated Debt (15.0%, Due 5/13)(7)	38.7	38.1	38.1
		Convertible Preferred Stock (26,074 shares)		29.3	29.3
		Common Stock (6,518 shares)(1)		7.0	7.0

				127.0	127.0
FreeConferenceroom.com, Inc.	Diversified	Senior Debt (11.9%, Due 4/11)(7)	17.8	17.6	17.6
	Telecommunication Services	Subordinated Debt (15.0%, Due 5/12)(7)	9.5	9.3	9.3
		Redeemable Preferred Stock (5,860,400 shares)		9.4	9.4
		Convertible Preferred Stock (2,930,200 shares)		1.2	3.4
		Common Stock (2,930,200 shares)(1)		1.2	4.6

				38.7	44.3
Haband Company, Inc.	Internet & Catalog Retail	Senior Debt (8.8%, Due 10/11 – 10/12)	31.0	30.4	30.4
		Subordinated Debt (13.1%, Due 10/13)	29.1	28.6	28.6

				59.0	59.0
H-Cube, LLC(3)	IT Services	Redeemable Preferred Stock (1,051 shares)(1)		1.1	1.1
		Common Units (196,773 shares)(1)		—	—

				1.1	1.1
HomeAway, Inc.	Diversified Consumer	Senior Debt (11.1%, Due 10/12)	59.6	58.7	58.7
	Services	Convertible Preferred Stock (1,411,200 shares)		7.2	7.2

				65.9	65.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in thousands, except share data)

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

(in thousands, except share data)

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
SDP Consulting, Inc.	Construction & Engineering	Senior Debt (10.7%, Due 5/11 – 5/12)(7)	138.4	136.6	136.6
		Common Stock (35,000 shares)(1)		0.1	0.1

				136.7	136.7
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock (12,281 shares)(1)		0.7	—
Soff-Cut Holdings, Inc.	Machinery	Senior Debt (12.0%, Due 8/09 – 8/12)(7)	22.3	22.1	22.1
Specialty Brands of America,	Food Products	Senior Debt (11.1%, Due 12/07 – 5/11)(7)	19.2	19.0	19.0
Inc.		Subordinated Debt (13.4%, Due 9/08 – 5/14)(7)	40.1	39.9	39.9
		Redeemable Preferred Stock (146,513 shares)		11.7	11.7
		Convertible Preferred Stock (130,165 shares)		13.7	17.1
		Common Stock (23,741shares)(1)		2.4	2.9
		Common Stock Warrants (68,255 shares)(1)		6.8	8.4

				93.5	99.0
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt (12.0%, Due 8/12 – 8/13)	43.0	42.4	42.4
		Senior Subordinated Debt (15.3%, Due 8/14 – 8/15)(7)	39.8	39.2	39.2
		Convertible Preferred Stock (68,065 shares)(1)		32.8	26.0
		Common Stock (68,065 shares)(1)		—	—

				114.4	107.6
SSH Acquisition, Inc.	Commercial Services &	Senior Debt (12.4%, Due 9/12)(7)	12.5	12.3	12.3
	Supplies	Subordinated Debt (14.0%, Due 9/13)(7)	19.0	18.8	18.8
		Convertible Preferred Stock (357,700 shares)		27.3	50.2

				58.4	81.3
Stein World, LLC	Household Durables	Senior Debt (13.3%, Due 10/11)	8.7	8.6	8.6
		Subordinated Debt (19.3%, Due 10/12 – 10/13)(6)	25.2	22.4	4.2

				31.0	12.8
Supreme Corq Holdings, LLC	Household Products	Senior Debt (8.9%, Due 6/09)	4.3	4.2	4.2
		Subordinated Debt (12.0%, Due 6/12)(6)	5.0	4.1	—
		Common membership Warrants (3,359 shares)(1)		0.4	—

				8.7	4.2
Tanenbaum-Harber Co.	Insurance	Senior Debt (9.4%, Due 3/12)(7)	2.8	2.8	2.8
Holdings, Inc.		Subordinated Debt (13.0%, Due 3/13)(7)	8.9	8.8	8.8
		Redeemable Preferred Stock (315 shares)		0.3	0.3
		Common Stock (3,500 shares)(1)		—	—

				11.9	11.9
TestAmerica Environmental	Commercial Services &	Senior Debt (9.6%, Due 12/11 – 12/13)(7)	180.5	177.6	177.6
Services, LLC	Supplies	Subordinated Debt (14.0%, Due 12/14)(7)	40.0	39.4	39.4
		Preferred Unit (14,000,000 units)(1)		8.3	8.3
		Preferred Unit Warrants (2,400,269 units)(1)		5.7	5.7

				231.0	231.0
Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants (792,149 shares)(1)		1.7	4.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in thousands, except share data)

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
CMBS INVESTMENTS

Banc of America Commercial Mortgage Trust 2006-3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.5%, Due 7/16 – 8/16)(7)	55.5	30.2	30.8
Banc of America Commercial Mortgage Trust 2006-4	Real Estate	Commercial Mortgage Pass-Through Certificates (5.4%, Due 9/16)(7)	13.4	10.9	11.0
Citigroup Commercial Mortgage Securities Trust 2006-C5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 11/16)(7)	11.7	9.5	9.5
Credit Suisse Commercial Mortgage Trust 2006-C5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 12/16)(7)	14.7	11.7	11.7
GE Commercial Mortgage Corporation, Series 2006-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 3/16)(7)	8.9	7.3	7.4
GS Mortgage Securities Trust 2006-GG8	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 10/16)(7)	18.6	15.2	15.2
J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2005-LDP5	Real Estate	Commercial Mortgage Pass-Through Certificates (5.0%, Due 12/15)(7)	136.2	78.5	78.2
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-CIBC17	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 11/16)(7)	62.1	28.6	28.6
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/15 – 5/17)(7)	16.3	13.0	13.3
J.P. Morgan-CIBC Commercial Mortgage-Backed Securities Trust 2006-RR1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 10/17 – 8/20)(7)	11.8	7.6	7.9
LB-UBS Commercial Mortgage Trust 2006-C4	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/16 – 5/21)(7)	48.5	26.1	25.8
LB-UBS Commercial Mortgage Trust 2006-C7	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 11/16)(7)	53.1	25.2	25.2
Merrill Lynch Mortgage Trust 2006-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 5/16 – 12/25)(7)	71.6	40.4	41.5
ML-CFC Commercial Mortgage Trust 2006-C2	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 6/16 – 7/17)(7)	57.5	32.0	32.8
ML-CFC Commercial Mortgage Trust 2006-C4	Real Estate	Commercial Mortgage Pass-Through Certificates (4.9%, Due 12/16)(7)	11.1	17.5	17.5
Wachovia Bank Commercial Mortgage Trust, Series 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 10/16)(7)	92.5	47.1	47.1
Wachovia Bank Commercial Mortgage Trust, Series 2006-C26	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 6/16 – 8/16)(7)	46.7	23.9	24.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in thousands, except share data)

Company(4)	Industry	Investments(5)	Principal/ Notional	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2006-C23	Real Estate	Commercial Mortgage Pass-Through Certificates (5.1%, Due 2/16 – 11/28)(7)	130.0	63.4	63.3
CLO INVESTMENTS
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares (5,000 shares)		4.1	4.6
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes (15,000 shares)		14.4	14.4
CoLTs 2005-1 Ltd.	Diversified Financial Services	Preference Shares (360 shares)		6.6	7.8
CoLTs 2005-2 Ltd.	Diversified Financial Services	Preference Shares (34,170,000 shares)		33.1	32.4
Flagship CLO V	Diversified Financial Services	Subordinated Securities (15,000 shares)		14.8	14.8
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes (6,700,000 shares)		6.5	7.5
Mayport CLO Ltd.	Diversified Financial Services	Income Notes (14,000 shares)		13.1	13.1
NYLIM Flatiron CLO 2006-1 LTD.	Diversified Financial Services	Subordinated Securities (10,000 shares)		10.1	10.1
Vitesse CLO, Ltd.	Diversified Financial Services	Preference Securities (15,00,000 shares)		15.1	14.6
Cent CDO 12 Limited	Diversified Financial Services	Income Notes (26,355,270 shares)		23.8	23.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes (14,000,000 shares)		12.8	12.8
Subtotal Non-Control / Non-Affiliate Investments (60% of total investment assets and liabilities at fair value)				4,827.0	4,869.1

AFFILIATE INVESTMENTS

CCCI Holdings, Inc.	Diversified Consumer	Senior Debt (11.4%, Due 12/12)	75.0	73.8	73.8
	Services	Convertible Preferred Stock (876,269 shares)(1)		5.7	5.7

				79.5	79.5
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock (6,591,750 shares)(1)		3.2	3.2
IS Holdings I, Inc.	Software	Senior Debt (12.1%, Due 10/12)	8.0	7.9	7.9
		Redeemable Preferred Stock (2,772 shares)		2.8	2.8
		Common Stock (1,400,000 shares)(1)		—	—

				10.7	10.7
Kirby Lester Holdings, LLC	Health Care Equipment &	Senior Debt (11.8%, Due 9/10 – 9/12)(7)	12.2	12.0	12.0
	Supplies	Subordinated Debt (16.0%, Due 9/13)(7)	12.1	11.7	11.9

				23.7	23.9
Marcal Paper Mills, Inc.	Household Products	Common Stock Warrants (209,255 shares)(1)		—	—
		Common Stock (146,478 shares)(1)		—	—

				—	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in thousands, except share data)

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

(in thousands, except share data)

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

(in thousands, except share data)

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

(in thousands, except share data)

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

(in thousands, except share data)

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

(in thousands, except share data)

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

CDO/CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.		22.4	21.3
Subtotal Control Investments (32% of total investment assets and liabilities at fair value)				2,416.3	2,610.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in thousands, except share data)

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

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(in thousands, except share data)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities as of period end, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Note 1. Organization

American Capital Strategies, Ltd. (which is referred throughout this report as “American Capital”, “we” and “us”) was incorporated in 1986. On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we primarily invest in senior debt, mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and directly to early stage and mature private and small public companies. We also invest in structured finance investments including commercial mortgage backed (“CMBS”) securities, commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us. We are also an alternative asset manager with $17 billion of assets under management as of December 31, 2007, including $5 billion of third party assets. Our primary business objectives are to increase our taxable income, net realized earnings and net asset value by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

We are the sole shareholder of American Capital Financial Services, Inc. (“ACFS”). Through ACFS, we provide advisory, management and other services to our portfolio companies. We are also the sole member of American Capital, LLC. American Capital, LLC was formed in the second quarter of 2007 as a parent holding company to hold all American Capital owned third party alternative asset fund managers and is parent to European Capital Financial Services (Guernsey) Limited (“ECFS”), American Capital Asset Management, LLC, American Capital Equity Management, LLC, American Capital Equity Management II, LLC and American Capital CRE Management, LLC. American Capital, LLC is treated as a portfolio company investment and carried at a fair value of $477 million on the accompanying balance sheet as of December 31, 2007.

We, along with American Capital, LLC, are headquartered in Bethesda, Maryland, and have offices in Boston, Chicago, Dallas, Los Angeles, New York, Palo Alto, Philadelphia, Providence, San Francisco, London, Paris, Frankfurt and Madrid.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies (the “Investment Company Guide”), we are precluded from consolidating any entity other than another investment company. An exception to the guidance in the Investment Company Guide occurs if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. Our consolidated financial statements include the accounts of a controlled operating company if all or substantially all of the services provided by the operating company are to us or to portfolio companies in which we hold substantially all of the ownership interests. ACFS is a consolidated

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

operating company as it is considered to provide all or substantially all of its services to American Capital and its portfolio companies. If our ownership interest in a portfolio company that a consolidated operating company manages or provides services to were to decrease, the operating subsidiary may no longer be considered to provide substantially all of its services directly or indirectly to us and our portfolio companies, resulting in the deconsolidation of such operating subsidiary at that time. In addition, if a consolidated operating company were to begin providing services to third parties, the operating subsidiary may no longer be considered to provide substantially all of its services directly or indirectly to us and our portfolio companies, resulting in the deconsolidation of such operating subsidiary at that time. Our investments in other investment companies or funds are recorded as investments in the accompanying consolidated financial statements and are not consolidated.

During the second quarter of 2007, we transferred the ownership of our wholly-owned fund managers, ECFS, ACAM and ACEM, to American Capital, LLC, our newly created wholly-owned portfolio company, through which we conduct our third party alternative asset fund management business.

The consolidated financial statements had previously included the accounts of ECFS as all or substantially all of ECFS’ services were provided to European Capital Limited, a controlled portfolio company in which we had a significant ownership interest. As a result of the European Capital IPO in May 2007 (See Note 16), American Capital’s ownership interest in European Capital was diluted and ECFS was no longer considered to be providing substantially all of its services directly or indirectly to us. As a result, in accordance with our consolidation policy and GAAP, ECFS was deconsolidated prospectively during the second quarter of 2007 and is recorded at fair value on our balance sheet as part of the fair value of American Capital, LLC. During 2007, we recognized net unrealized appreciation of $406 million on our investment in American Capital, LLC, excluding unrealized gains on foreign currency translation. The unrealized appreciation of American Capital, LLC primarily consisted of the appreciation associated with ECFS, which was accounted for the first time as a portfolio company at fair value in connection with its deconsolidation. This net unrealized appreciation of ECFS occurred over the period since its inception in the fourth quarter of 2005.

We also have wholly-owned affiliated statutory trusts that were established to facilitate secured borrowing arrangements whereby assets were transferred to the affiliated statutory trusts and notes were sold by the trust. These transfers of assets to the trusts are treated as secured borrowing arrangements in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”), and our consolidated financial statements include the accounts of our affiliated statutory trusts established for secured financing arrangements. We also have established trusts to fund deferred compensation plans for our employees. Our consolidated financial statements include the accounts of these trusts. All intercompany accounts have been eliminated in consolidation.

Valuation of Investments

Our investments are carried at fair value. In accordance with the definition of fair value in the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a transfer of our controlling interest.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

For majority-owned publicly traded securities or securities of companies that are not publicly traded, or for which there are various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers to buy, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. For recently originated or acquired investments, we generally consider our entry price (which is the initial cost of the investment including transaction costs) in determining fair value. We weight some or all of the above valuation methods in order to conclude on our estimate of the enterprise value. In valuing convertible debt, equity or other similar securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will have a minimum value so that the sum of the detachable equity warrant and the discounted debt security equal the face value of the debt security.

We value our investments in CMBS, CLO and CDO securities by discounting the forecasted cash flows of the investment. Cash flow forecasts are subject to assumptions regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market yields which are derived through consideration and analysis of multiple sources of information including, but not limited to, third party quotes, recent investments and securities with similar structure and risk characteristics.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of December 31, 2007 and 2006, the fair value of 100% of our investments were estimated and determined in good faith by our Board of Directors because the investments were not publicly traded on an active market, the investments had various degrees of trading restrictions or the investments were controlling majority-owned interests in publicly traded companies.

We own a controlling majority interest in European Capital, a company publicly traded on the London Stock Exchange (See Note 16). European Capital is an investment company that values its investments at fair value and therefore, its net asset value reflects the fair value of its investments. As of December 31, 2007, European Capital’s net asset value per share was €9.73 per share and its closing market quote was €6.975 per share. As of December 31, 2007, the fair value of our controlling majority-owned interest in European Capital was determined to be €7.88 per share which was based on the closing market quote plus a control premium of 13%. Including the impact of foreign currency translation, our investment in European Capital was valued at $839 million as of December 31, 2007. If we were not to apply a control premium to the closing market quote, our investment in European Capital would have been valued at $742 million as of December 31, 2007. A control premium was applied to the closing market quote as it was determined in good faith by our Board of Directors that additional value above the closing market quote would be obtainable upon the sale of our controlling interest in European Capital. The purchaser of the majority-owned controlling interest in European

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Capital would have the ability to realize the net asset value and take advantage of synergies and other benefits that would result from control over European Capital, including access to its related portfolio companies.

Investment Classification

As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that we are deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company if we own more than 25% of the voting securities of such company or have greater than 50% representation on its board of directors. We are deemed to be an affiliate of a company in which we have invested if we own between 5% and 25% of the voting securities of such company.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are restricted per our credit agreements for collection of interest and principal payments on loans that are securitized and are required to be used to pay interest and principal on securitized debt are classified as restricted cash. In addition, cash accounts that are restricted as reserves per our credit agreements are classified as restricted cash. Restricted cash is carried at cost which approximates fair value.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of the cost basis of our investment and then as a realized gain on our equity security. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities or redemption value that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities. For CMBS, CLO and CDO securities, we recognize income using the effective interest method, using the anticipated yield over the projected life of the investment.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Alternative Asset Management and Other Fee Income Recognition

Fees primarily include alternative asset management, portfolio company management, transaction structuring, financing and prepayment fees. Alternative asset management fees represent fees for providing investment advisory services to our alternative asset funds. Portfolio company management fees, which are generally recurring in nature, represent amounts received for providing advice and analysis to our middle market portfolio companies. Alternative asset management and portfolio company management fees are recognized as earned provided collection is probable. Transaction structuring and financing fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Realized gain or loss is recorded at the disposition of an investment and is the difference between the net proceeds from the sale and the cost basis of the investment using the specific identification method. We include the fair value of all financial assets received in our net proceeds in determining the realized gain or loss at disposition, including anticipated proceeds held in escrow at the time of sale.

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

Derivative Financial Instruments

We use derivative financial instruments consisting primarily of interest rate derivative agreements primarily to manage interest rate risk and to fulfill our obligation under the terms of our revolving credit facility and asset securitizations. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in fair value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of interest rate derivative agreements is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period. We may hold or issue derivative financial instruments for speculative purposes to hedge existing investments or to establish a position with respect to investment objective.

Our derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation of investments and subsequently record the amount as a realized gain or loss on investments on the interest settlement date.

Distributions to Shareholders

Distributions to shareholders are recorded on the ex-dividend date.

Income Taxes

We operate to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. Dividends paid up to one year after the current tax year can generally be carried back to the prior tax year for determining the dividends paid in such tax year. We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

are also subject to a nondeductible federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income for each one-year period ending on October 31.

Our consolidated operating subsidy, ACFS, is subject to federal, state and local income tax. We use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

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

Transfer of Financial Assets

For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of SFAS No. 140 under which we must surrender control over the transferred assets. The assets must be isolated from us, even in bankruptcy or other receivership; the purchaser must have the right to pledge or sell the assets transferred and we may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on our consolidated balance sheet and the sale proceeds are recognized as a liability.

The transfers of financial assets to our managed alternative asset funds have been treated as sales by us under SFAS No. 140. The transfer of financial assets to the affiliated statutory trusts and the related sale of notes by our trusts have been treated as secured borrowing financing arrangements by us under SFAS No. 140.

Stock-Based Compensation

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) a revision to SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted SFAS No. 123(R) using the “modified prospective” method. Under the modified prospective method, the consolidated financial statements for prior year interim periods and fiscal years will not reflect any restated amounts.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Prior to the adoption of SFAS No. 123(R), we applied the provisions of SFAS No. 123, which we adopted on January 1, 2003, to our stock options. Accordingly, the estimated fair values of the stock options are expensed over the vesting period of the options and are included in the accompanying consolidated statements of operations. When recognizing compensation cost under SFAS No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under SFAS No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of SFAS No. 123(R), we recorded a cumulative effect of a change in accounting principle, net of related tax effects, to adjust compensation cost for the difference in compensation costs recognized in prior periods had forfeitures been estimated during those periods of $1 million, or $0.01 per basic and diluted share. In 2006, we calculated the compensation costs that would have been recognized in prior periods using an estimated annual forfeiture rate of 6.7%. In 2007, we determined our estimated annual forfeiture rate to be 6.6%.

Concentration of Credit Risk

We place our cash and cash equivalents with major financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. Our interest rate derivative agreements are with multiple large commercial financial institutions.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The objective of the statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity. It requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements which shall be applied retrospectively. Management has not yet assessed the impact on our consolidated financial statements of adopting SFAS No. 160.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management has not yet assessed the impact on our consolidated financial statements of adopting SFAS No. 141R.

In June 2007, the FASB ratified Emerging Issues Task Force “EITF” Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which provides that an

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

entity should recognize a realized tax benefit associated with dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified non-vested equity shares, non-vested equity share units and outstanding share options as an increase to additional paid-in-capital (“APIC”). The amount recognized in APIC should be included in the APIC pool of excess tax benefits. When an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, the amount of tax benefits previously recognized in APIC should be reclassified to the income statement; however, the amount reclassified is limited to the entity’s pool of excess tax benefits. EITF 06-11 is effective prospectively for dividends declared in fiscal years beginning after December 15, 2007 and interim periods within those fiscal years with early application permitted for dividends declared in periods for which financial statements have not yet been issued. We did not early adopt EITF 06-11. Management is in the process of assessing the impact on our consolidated financial statements of adopting EITF 06-11.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB SFAS No. 157, Fair Value Measurements. We did not early adopt SFAS No. 159. We did not elect the fair value option for any eligible assets and liabilities on our balance sheet as of December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value of assets and liabilities. SFAS No. 157 also provides guidance regarding a fair value hierarchy that prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value in terms of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). Prior to SFAS No. 157, fair value was generally defined as the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced liquidation.

Under our current valuation practice for investments recently originated or acquired, we generally consider our entry price (which is the initial cost of the investment including transaction costs) in determining fair value. However, under SFAS No. 157 we are required to use the exit price (which excludes transaction costs) in determining fair value.

Under SFAS No. 157, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. Our current policy for valuing our investments in securities that are not publicly traded is based on determining the estimated enterprise fair value of the portfolio company and then applying a waterfall approach to the enterprise value to determine the fair value of our investments in the securities of the portfolio company. This valuation approach results in the determination of a fair value of our investments based on a change of control in a merger and acquisition transaction or a recapitalization of the enterprise based on the value of the enterprise. It is possible that a mergers and acquisitions market cannot be used as our principal market for certain of our debt securities under SFAS No. 157, in which case we would likely be required to use a hypothetical exit market, or secondary market, for our debt securities. In a hypothetical exit market, we may have to fair value certain of our debt securities based on such factors as synthetic credit ratings, current interest rates and interest rate spreads of similar securities as of the measurement date. If we were to determine that a principal market is other than the mergers and acquisitions market, we may be required to modify our valuation methodology for certain of our debt securities to incorporate the above mentioned assumptions and the change could have a material impact on our consolidated financial statements.

Under our current policy for determining the fair value of majority-owned publicly-traded securities, we estimate the fair value based on the closing market quote on the measurement date and incorporate consideration of a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon transfer of our controlling interest. We are in the process of evaluating the effect, if any, that the adoption of SFAS No. 157 will have on this policy. If we determine that the application of a control premium on a majority-owned publicly-traded security would not be in accordance with SFAS No. 157, it could have a material impact on our consolidated financial statements.

We are continuing to assess the impact on our consolidated financial statements of adopting SFAS No. 157. Any change in valuation methodology or assumptions as a result of adopting SFAS No. 157 could have a material effect on our consolidated financial statements. However, the actual impact on our consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the assumptions used in determining the estimates of fair value as of the measurement date and the number and amount of investments we originate, acquire or exit.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued Staff Position, FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN No. 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective with the initial adoption of FIN No. 48. The adoption of FIN No. 48 and FSP FIN No. 48-1 did not have a material impact on our consolidated financial statements.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 3. Investments

Investments consist of securities issued by publicly- and privately-held companies consisting of senior debt, subordinated debt, equity warrants, preferred and common equity securities and derivative agreements. Our debt securities are payable in installments with final maturities ranging generally from 5 to 10 years and many are collateralized by assets of the borrower. We also make investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity and preferred equity and are identified in the accompanying consolidated schedule of investments. We also invest in both investment grade and non-investment grade CMBS, CLO and CDO securities.

As of December 31, 2007 and 2006, loans on non-accrual status were $338 million and $183 million, respectively, calculated as the cost plus unamortized OID and $122 million and $54 million, respectively, at fair value. As of December 31, 2007, there were no loans greater than three months past due. As of December 31, 2006, loans, excluding loans on non-accrual status, with a principal balance of $12 million, were greater than three months past due.

The composition summaries of our investment portfolio as of December 31, 2007 and 2006 at cost and fair value as a percentage of total investments, excluding derivative agreements, are shown in the following table:

	2007	2006
COST
Senior debt	33.7%	32.8%
Subordinated debt	23.5%	28.2%
Preferred equity	18.1%	15.1%
Common equity	15.4%	12.5%
CMBS securities	5.3%	6.3%
CDO and CLO securities	2.6%	2.2%
Equity warrants	1.4%	2.9%

	100%	100%

	2007	2006
FAIR VALUE
Senior debt	32.5%	31.1%
Subordinated debt	21.4%	26.3%
Common equity	20.2%	15.1%
Preferred equity	17.9%	15.2%
CMBS securities	3.9%	6.1%
CDO and CLO securities	2.2%	2.2%
Equity warrants	1.9%	4.0%

	100%	100%

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following table shows the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments, excluding derivative agreements. Our investments in European Capital, CLO and CDO securities are excluded from the table below. Our investments in ACAS CRE CDO and CMBS are classified in the Real Estate category.

	December 31, 2007	December 31, 2006
COST
Commercial Services and Supplies	10.6%	16.0%
Real Estate	8.5%	7.4%
Household Durables	8.2%	4.2%
Software	5.3%	1.8%
Internet and Catalog Retail	4.9%	3.1%
Containers and Packaging	4.4%	4.2%
Food Products	4.4%	6.5%
Diversified Consumer Services	4.3%	4.4%
Diversified Financial Services	3.7%	2.8%
Biotechnology	3.6%	—
Health Care Providers and Services	3.3%	6.8%
Electrical Equipment	3.3%	4.7%
Hotels, Restaurants and Leisure	3.2%	—
Auto Components	3.0%	4.2%
Construction and Engineering	3.0%	4.4%
Health Care Equipment and Supplies	2.6%	5.2%
IT Services	2.0%	1.9%
Building Products	1.9%	3.1%
Pharmaceuticals	1.8%	1.7%
Computers and Peripherals	1.8%	1.4%
Internet Software and Services	1.6%	0.2%
Other (1)	14.6%	16.0%

	100%	100%

(1)	Other is comprised of 24 and 20 industries for the year ended December 31, 2007 and 2006, respectively.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

	December 31, 2007	December 31, 2006
FAIR VALUE
Commercial Services and Supplies	10.4%	16.5%
Household Durables	7.6%	3.3%
Real Estate	6.7%	7.2%
Software	5.4%	1.8%
Capital Markets	5.1%	—
Internet and Catalog Retail	4.7%	3.0%
Diversified Consumer Services	4.5%	4.6%
Containers and Packaging	4.1%	4.5%
Biotechnology	3.9%	—
Electrical Equipment	3.8%	5.6%
Food Products	3.6%	5.9%
Health Care Providers and Services	3.6%	6.7%
Diversified Financial Services	3.5%	3.1%
Hotels, Restaurants and Leisure	3.1%	—
Health Care Equipment and Supplies	3.1%	5.6%
Construction and Engineering	2.9%	4.3%
Auto Components	2.8%	4.1%
Building Products	2.0%	3.1%
Computers and Peripherals	1.8%	1.5%
Pharmaceuticals	1.8%	1.5%
IT Services	1.7%	1.9%
Oil, Gas and Consumable Fuels	1.5%	3.1%
Other (2)	12.4%	12.7%

	100%	100%

(2)	Other is comprised of 23 and 19 industries for the year ended December 31, 2007 and 2006, respectively.

The following table shows the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding CMBS, CLO and CDO securities and derivative agreements. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2007	December 31, 2006
COST
Mid-Atlantic	23.0%	17.3%
Southwest	19.9%	25.3%
Southeast	13.8%	18.1%
Northeast	12.7%	10.9%
International	12.1%	11.0%
South-Central	11.2%	9.6%
North-Central	6.7%	7.1%
Northwest	0.6%	0.7%

	100%	100%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

	December 31, 2007	December 31, 2006
FAIR VALUE
Mid-Atlantic	26.7%	17.8%
Southwest	19.1%	24.2%
Northeast	12.7%	10.2%
Southeast	12.5%	17.4%
South-Central	11.5%	10.7%
International	10.4%	11.7%
North-Central	6.6%	7.4%
Northwest	0.5%	0.6%

	100%	100%

Note 4. Borrowings

Our debt obligations consisted of the following as of December 31, 2007 and 2006:

	2007	2006
Secured revolving credit facility, $1,300 million commitment	$116	$669
Unsecured revolving credit facility, $1,565 million commitment	1,350	893
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	27	24
Unsecured debt due August 2012	547	—
Unsecured debt due October 2020	75	75
TRS Facility	—	296
ACAS Business Loan Trust 2004-1 asset securitization	320	410
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	492	—
ACAS Business Loan Trust 2007-2 asset securitization	338	—

Total	$4,824	$3,926

The daily weighted average debt balance for the years ended December 31, 2007 and 2006 was $4,572 million and $3,021 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2007, 2006 and 2005 was 6.3%, 6.3% and 5.3%, respectively. We are currently in compliance with all of our debt covenants. As of December 31, 2007 and 2006, the fair value of the above borrowings was $4,605 million and $3,928 million, respectively. The fair value of fixed rate debt instruments is based upon market interest rates. The fair value of variable rate debt instruments is based upon market credit spreads.

The expected maturities of our debt obligations as of December 31, 2007 were as follows:

2008	$268
2009	364
2010	262
2011	246
2012	2,380
Thereafter	1,307

Total	$4,827

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Secured Revolving Credit Facility

We, through a consolidated affiliated statutory trust, have a secured revolving credit facility. In October 2007, we amended the secured revolving credit facility to extend the facility’s termination date to October 2008 and increase the lenders’ commitment thereunder to $1,300 million. As amended, our ability to make draws under the facility expires one business day before the termination date of October 2008. If the facility is not extended before the termination date, any principal amounts then outstanding will be amortized over a 24-month period from the termination date to October 2010. As of December 31, 2007, this facility was collateralized by loans and assets from our portfolio companies with a principal balance of $866 million. Interest on borrowings under this facility is paid monthly and is charged at either a one-month LIBOR or a commercial paper rate plus a spread of 1.125% (4.85% at December 31, 2007). We are also charged an unused commitment fee of 0.125% per annum. The facility contains covenants that, among other things, require us to maintain a minimum net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in industries, certain loan grade classifications, certain security interests and interest payment terms.

Unsecured Revolving Credit Facility

We also have an unsecured revolving credit facility. In May 2007, we replaced our $900 million unsecured revolving credit facility with a new $1,565 million unsecured revolving credit facility with a syndicate of lenders. The facility may be expanded through new or additional commitments up to $1,815 million in accordance with the terms and conditions set forth in the related agreement. The ability to make draws under the revolving facility expires in May 2012. Interest on borrowings under the facility is charged at either (i) LIBOR plus the applicable percentage at such time, currently 90 basis points, or (ii) the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus 50 basis points (4.95% at December 31, 2007). We are also charged an unused commitment fee of 0.125% per annum. The agreement contains various covenants, including maintenance of an unsecured debt rating equal or greater than BB, a minimum net worth and asset coverage ratios.

Unsecured Debt

In July 2007, we completed a public offering of $550 million of senior unsecured notes for proceeds of $547 million, net of underwriters’ discounts. The notes bear interest at a fixed rate of 6.85% and mature in August 2012. Interest payments are due semi-annually on February 1 and August 1 and all principal is due at maturity. The notes were rated Baa2, BBB and BBB by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. If the ratings of the notes from at least two of the rating agencies are decreased, the interest rate on the notes would increase by 25 basis points for each rating decrease up to a maximum of 100 basis points. If at least two of the rating agencies then subsequently increase the ratings of the notes, the interest rate on the notes would decrease by 25 basis points for each rating increase not to fall below the initial interest rate of 6.85%. If at least two rating agencies cease to provide ratings for the notes, any increase or decrease necessitated by a reduction or increase in the rating by the remaining rating agency shall be twice the percentages set forth above. The indenture contains various covenants, including a covenant that we will maintain an asset coverage, as defined in the 1940 Act, of at least 200%. The notes may be redeemed by us in whole or in part, together with an interest premium, as stipulated in the note agreement.

In February 2006, we entered into a note purchase agreement to issue €14 million and £3 million of senior unsecured five-year notes to institutional investors in a private placement offering ($27 million and $24 million as of December 31, 2007 and 2006, respectively). The €14 million Series 2006-A Notes have a fixed interest rate of 5.177% and the £3 million Series 2006-B Notes have a fixed interest rate of 6.565%. Each series matures in February 2011. The note purchase agreement contains customary default provisions.

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

Total Return Swap Facility

We have a $300 million total return swap facility (the “TRS Facility”) with Wachovia Bank, N.A. (“Wachovia”) under which we pledge certain of our investments to Wachovia from time to time in exchange for financing. In December 2007, we amended the TRS Facility to extend the termination date to December 26, 2008. We may generally repay and reborrow proceeds and are required to make payments to Wachovia on outstanding borrowings at a rate equal to one-month LIBOR plus 1.25% for all investment grade commercial real estate bonds acquired prior to November 30, 2007. For all obligations acquired after November 30, 2007, the spread would be calculated according to the rating of such obligation and would be based on the lowest rating assigned by a nationally recognized rating agency. We must also repay all or a portion of any funded amount upon the occurrence of certain events. We have accounted for the TRS Facility as a secured financing arrangement under SFAS No. 140 with the outstanding borrowed amount, if any, included as a debt obligation on the accompanying consolidated balance sheets.

Securitizations

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Through February 2008, BLT 2007-2 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2007-2 Notes. After such time, principal payments on the 2007-2 Notes will generally be applied pro rata to each class of 2007-2 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes, the Class E notes and the Class F notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The 2007-2 Notes are secured by loans and assets from our portfolio companies with a principal balance of $500 million as of December 31, 2007. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. Through November 2007, BLT 2007-1 was generally permitted to use principal collections from the underlying loan pool to purchase additional loans to secure the 2007-1 Notes. After such time, principal payments on the 2007-1 Notes are generally applied pro rata to each class of 2007-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $300 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 14 basis points, the Class B notes have an interest rate of three-month LIBOR plus 31 basis points, the Class C notes have an interest rate of three-month LIBOR plus 85 basis points, the Class D notes have an interest rate of three-month LIBOR plus 185 basis points and the Class E notes retained by us do not have an interest rate. The 2007-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $600 million as of December 31, 2007. The 2007-1 Notes contain customary default provisions and mature in August 2019 unless redeemed or repaid prior to such date.

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $35 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. Through August 2009, BLT 2006-1 may also generally use principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The 2006-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $500 million as of December 31, 2007. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2005-1. Of the $150 million Class A-2A notes, $82 million was drawn upon in 2005 and the balance of $68 million was drawn upon in 2006. Through January 2009, BLT 2005-1 may generally use

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

principal collections from the underlying loan pool to purchase additional loans to secure the 2005-1 Notes. After such time, principal payments on the 2005-1 Notes will be applied first to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A-1 notes have an interest rate of three-month LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of three-month LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of three-month LIBOR plus 35 basis points, the Class B notes have an interest rate of three-month LIBOR plus 40 basis points, and the Class C notes have an interest rate of three-month LIBOR plus 85 basis points. The 2005-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $1,000 million as of December 31, 2007. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repaid prior to such date.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2004-1. Through January 2007, BLT 2004-1 had the option to generally use principal collections from the underlying loan pool to purchase of additional loans to secure the 2004-1 Notes. After such time, payments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. The Class A notes have an interest rate of three-month LIBOR plus 32 basis points, the Class B notes have an interest rate of three-month LIBOR plus 50 basis points, and the Class C notes have an interest rate three-month LIBOR plus 100 basis points. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The 2004-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $410 million as of December 31, 2007. The 2004-1 Notes contain customary default provisions and mature in October 2017 unless redeemed or repaid prior to such date.

Note 5. Stock Options

We have stock option plans, which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant.

Employee Stock Option Plans for 2003 to 2007

For our stock option plans approved by our shareholders from 2003 and forward, the plans provide that unless the Compensation and Corporate Governance Committee of the Board of Directors determines otherwise, the exercise price of the stock options will be automatically reduced by the amount of any cash dividends paid on our common stock after the option is granted but before it is exercised. Beginning in the second quarter of 2005, the Compensation and Corporate Governance Committee determined that it will no longer reduce the exercise price for these stock options by the amount of any cash dividends paid on our common stock. Stock options granted under these plans vest over a five-year period and may be exercised for a period of no more than ten years from the date of grant. All of the stock options granted under these plans are non-qualified options. As of December 31, 2007, there are 3.2 million shares available to be granted under these stock option plans.

In the fourth quarter of 2007, we completed a tender offer to amend the exercise price of certain stock options that had been issued to persons other than our executive officers in previous years. Also, we entered into separate agreements to amend such stock options held by our executive officers. In each case, the amendments were intended to mitigate certain unfavorable personal tax consequences under Section 409A of the Code. The amendments reset the exercise price of the affected options at the fair market value of the underlying shares of

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

our common stock on the date of option grant. After each of the affected options had been issued, their exercise price had been reduced in amounts equal to certain cash dividends paid on our common stock.

The amendment of such options resulted in a stock option modification of 2.9 million shares under SFAS No. 123(R). The terms of the offers required us to make cash payments to 128 option holders in a per share amount equal to the difference between the Black-Scholes value of an option to purchase a share of ACAS stock at the original exercise price of the original option and an option to purchase a share of ACAS stock at the lower, adjusted exercise price. We recorded a liability of $9.1 million at December 31, 2007 for the fully vested cash payments to be paid in January 2008, of which $0.6 million was charged to stock-based compensation expense and $8.5 million was recorded as a reduction to additional paid-in-capital. The additional stock-based compensation expense amount represents the incremental fair value of the new options and was recognized in 2007 to reflect the future cash payments that were fully vested as of the conclusion of the tender offer and the separate offers to Section 16 officers. Also, as a result of the modification and subsequent remeasurement of the options included in the tender offer and the separate offers to Section 16 officers, we accelerated the recognition of $2 million of unamortized stock-based compensation in 2007 associated with the partial settlement of the unvested portion of the original awards.

Employee Stock Option Plans for 2002 and Earlier

Stock options under these plans vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of December 31, 2007, there are 0.1 million shares available to be granted under these stock option plans.

Non-Employee Director Option Plans

Our shareholders approved non-employee director plans in 1998, 2000, 2006 and 2007, and we subsequently received orders from the SEC authorizing such plans. Options granted under the director plans are non-qualified stock options that vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. During 2007, 0.3 million options were issued to non-employee directors. As of December 31, 2007, there are 0.1 million shares available to be granted under these stock option plans.

Stock Option Activity

A summary of the status of all of our stock option plans as of and for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	14.5	$32.94	10.1	$28.71
Granted	9.1	$43.14	7.1	$36.76
Exercised	(1.0)	$30.99	(1.8)	$24.24
Cancelled and expired	(1.1)	$38.63	(0.9)	$33.23

Options outstanding, end of year	21.5	$37.58	14.5	$32.94

Options exercisable, end of year	4.5	$31.64	2.5	$28.17

As discussed above, 2.9 million shares were modified during the fourth quarter of 2007. The modified exercise price of these options are included in the weighted average exercise price of outstanding options at December 31, 2007.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Fair Value Disclosures

The following table reflects the weighted average fair value per option granted during the years ended December 31, 2007, 2006 and 2005, as well as the weighted average assumptions used in determining those fair values using the Black-Scholes pricing model.

	2007	2006	2005
Options granted (in millions)	9.1	7.1	4.2
Fair value on grant date	$4.37	$2.93	$4.95
Dividend yield	8.4%	8.8%	9.1%
Expected volatility	26%	22%	34%
Risk-free interest rate	4.5%	4.6%	4.0%
Expected life (years)	5.4	5.1	5.0

Beginning in 2006, we determine our expected volatility used in the Black-Scholes option pricing model based on a combination of our historical volatility during the expected term of the option and our implied volatility based on the market prices of traded options of our stock. In prior periods, we determined our expected volatility based on our historical volatility during the expected term of the option.

The following table summarizes information about our stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual life	Weighted Average Exercise Price
$17.72 to $25.00	1.1	5.3	$23.22	0.7	5.3	$22.96
$25.01 to $35.00	6.6	7.3	$29.85	2.2	6.2	$29.85
$35.01 to $45.00	11.4	9.0	$40.00	1.5	8.0	$37.81
$45.01 to $49.63	2.4	9.1	$48.58	0.1	9.1	$47.90

	21.5	8.3	$36.95	4.5	6.7	$31.64

As of December 31, 2007, the total compensation cost related to non-vested stock option awards not yet recognized was $64 million that has a weighted average period to be recognized of 3.6 years. The intrinsic value of stock options outstanding and exercisable was $23 million and $15 million, respectively, as of December 31, 2007.

As of December 31, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was $53 million that has a weighted average period to be recognized of 3.3 years. The intrinsic value of stock options outstanding and exercisable was $192 million and $46 million, respectively, as of December 31, 2006.

For the years ended December 31, 2007, 2006 and 2005, we recorded stock-based compensation expense attributable to our stock options of $25 million, $16 million and $14 million, respectively. The estimated forfeiture rate applied for the fiscal years December 31, 2007 and 2006 were 6.6% and 6.7%, respectively. We elected to adjust compensation cost for forfeitures of unvested awards for the fiscal year ended December 31, 2005 (See Note 2). For the years ended December 31, 2007, 2006 and 2005, the intrinsic value of stock options exercised was $14 million, $29 million and $19 million, respectively.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 6. Deferred Compensation Plans

In the first quarter of 2006, we established a non-qualified deferred compensation plan (the “Plan”) for the purpose of granting bonus awards to our employees. The Compensation and Corporate Governance Committee of our Board of Directors is the administrator of the Plan. The Plan is funded through a trust (the “Trust”) which is administered by a third party trustee. The Compensation and Corporate Governance Committee determines cash bonus awards to be granted under the Plan and the terms of such awards, including vesting schedules. The cash bonus awards are invested by the Trust in our common stock by purchasing shares on the open market. Awards vest contingent on the employee’s continued employment and the achievement of performance goals, if any, as determined by the Compensation and Corporate Governance Committee. The Trust provides certain protections of its assets from events other than claims against our assets in the case of bankruptcy. The assets and liabilities of the Trust are consolidated in the accompanying consolidated financial statements. Shares of our common stock held by the Trust are accounted for as treasury stock in the accompanying consolidated balance sheets.

The Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the years ended December 31, 2007 and 2006, we granted awards to employees totaling $121 million and $122 million, respectively. During the year ended December 31, 2007, we contributed $109 million of cash to the Trust to acquire 2.7 million shares of our common stock on the open market and 0.3 million forfeited shares were reallocated to plan participants to fund a portion of the awards. During the year ended December 31, 2006, we contributed $115 million of cash to the Trust to acquire 3.3 million shares of our common stock on the open market and 0.1 million forfeited shares were reallocated to plan participants to fund a portion of the awards. During the years ended December 31, 2007 and 2006, we recorded stock-based compensation expense of $46 million and $19 million, respectively, attributable to the Plan. As of December 31, 2007, the total compensation cost related to non-vested bonus awards not yet recognized was $161 million and has a weighted average period to be recognized of 4.3 years. We calculated the compensation expense recognized during the years ended December 31, 2007 and 2006 using an estimated annual forfeiture rate of 6.6% and 6.7%, respectively.

A summary of our bonus awards under the Plan as of and for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	3.3	$35.65	—	$—
Granted	3.0	$41.03	3.4	$35.54
Shares earned under dividend reinvestment plan	0.3	$42.28	0.1	$35.67
Vested	(0.9)	$34.84	—	$—
Forfeited and expired	(0.2)	$37.92	(0.2)	$34.13

Non-vested, end of year	5.5	$39.00	3.3	$35.65

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

As of December 31, 2007, there were 0.5 million shares of our common stock in the trust that were vested but not yet distributed to the employees.

Note 7. Employee Stock Ownership Plan

We maintain an employee stock ownership plan (“ESOP”), in which all of our employees participate and which is fully funded on a pro rata basis by us. The plan provides for participants to receive employer contributions of at least 3% of total annual employee compensation, up to certain statutory limitations. Plan participants are fully vested in the employer contributions. For the years ended December 31, 2007, 2006 and 2005, we accrued $2 million, $2 million and $1 million, respectively, in contributions to the ESOP.

We sponsor an employee stock ownership trust to act as the depository of employer contributions to the ESOP as well as to administer and manage the actual trust assets that are deposited into the ESOP.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Numerator for basic and diluted net operating income per share	$594	$425	$314

Numerator for basic and diluted earnings per share	$700	$896	$365

Denominator for basic weighted average shares	173.9	135.1	99.3
Employee stock options and bonus awards	2.7	1.5	1.0
Shares issuable under forward sale agreements	0.3	0.2	1.1

Denominator for diluted weighted average shares	176.9	136.8	101.4

Basic net operating income per common share	$3.42	$3.15	$3.16
Diluted net operating income per common share	$3.36	$3.11	$3.10
Basic net earnings per common share	$4.03	$6.63	$3.68
Diluted net earnings per common share	$3.96	$6.55	$3.60

Stock options and unvested employee stock awards of 6.9 million, 7.2 million and 1.0 million were not included in the computation of diluted earnings per share for 2007, 2006 and 2005, respectively, either because the respective exercise prices are greater than the average market value of the underlying stock or their inclusion would have been antidilutive.

Note 9. Segment and Geographic Data

Reportable segments are identified by management based on our organizational structure and the business activities from which we earn income. We have determined that we have two primary lines of business: 1) Investing and 2) Asset Management/Advisory.

We derive the majority of our operating income and net operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and alternative asset funds. Our Asset Management and Advisory segment includes financial advisory services provided to our portfolio companies and includes both management fees for providing advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management and Advisory Segment also includes our alternative asset fund management business, which may be conducted through consolidated operating subsidiaries or wholly-owned portfolio companies. As of December 31, 2007, all of our alternative asset fund management services in our Asset Management and Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. Prior to the second quarter of 2007, our third party alternative asset fund management services were conducted through both ECFS, which was deconsolidated in the second quarter of 2007 (See Note 16), and wholly-owned portfolio companies. To the extent American Capital, LLC declares regular quarterly dividends of its quarterly net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income. The results for our Asset Management/Advisory segment also include the realized gain (loss) and unrealized appreciation (depreciation) of such wholly-owned portfolio companies.

The following table presents segment data for the year ended December 31, 2007, 2006 and 2005:

	2007
	Investing	Asset Management /Advisory	Consolidated
Interest and dividend income	$958	$41	$999
Fee and other income	22	219	241

Total operating income	980	260	1,240

Interest	287	—	287
Salaries, benefits and stock-based compensation	85	169	254
General and administrative	43	56	99

Total operating expenses	415	225	640

Operating income before income taxes	565	35	600
(Provision) benefit for income taxes	(7)	1	(6)

Net operating income	558	36	594

Net realized gain on investments	194	20	214
Net (depreciation) unrealized appreciation of investments	(514)	406	(108)

Net increase in net assets resulting from operations	$238	$462	$700

Total assets	$11,159	$573	$11,732

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

	2006
	Investing	Asset Management /Advisory	Consolidated
Interest and dividend income	$667	$2	$669
Fee and other income	22	169	191

Total operating income	689	171	860

Interest	190	—	190
Salaries, benefits and stock-based compensation	53	108	161
General and administrative	31	42	73

Total operating expenses	274	150	424

Operating income before income taxes	415	21	436
Provision for income taxes	(4)	(7)	(11)

Net operating income	411	14	425

Net realized gain on investments	157	16	173
Net unrealized appreciation of investments	255	42	297
Cumulative effect of accounting change, net of tax	1	—	1

Net increase in net assets resulting from operations	$824	$72	$896

Total assets	$8,460	$149	$8,609

	2005
	Investing	Asset Management /Advisory	Consolidated
Interest and dividend income	$426	$—	$426
Fee and other income	19	110	129

Total operating income	445	110	555

Interest	101	—	101
Salaries, benefits and stock-based compensation	29	57	86
General and administrative	14	27	41

Total operating expenses	144	84	228

Operating income before income taxes	301	26	327
Provision for income taxes	(2)	(11)	(13)

Net operating income	299	15	314

Net realized gain on investments	36	—	36
Net unrealized appreciation of investments	15	—	15

Net increase in net assets resulting from operations	$350	$15	$365

Total assets	$5,404	$45	$5,449

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

The following table presents operating income and assets as of and for the years ended December 31, 2007, 2006 and 2005 by geographic location. The geographic location of a portfolio investment is determined by the location of the corporate headquarters of the portfolio company.

	2007	2006	2005
Operating income
United States	$1,169	$808	$515
International	71	52	40

Total operating income	$1,240	$860	$555

Assets
United States	$10,662	$7,731	$5,063
International	1,070	878	386

Total assets	$11,732	$8,609	$5,449

Note 10. Commitments

As of December 31, 2007, we had commitments under loan and financing agreements to fund up to $678 million to 62 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next fifteen years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2007, 2006 and 2005 was $14 million, $10 million and $4 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 were as follows:

2008	$18
2009	19
2010	19
2011	18
2012	16
Thereafter	50

Total	$140

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 11. Shareholders’ Equity

Our common stock activity for the year ended December 31, 2007 and 2006 was as follows:

	2007	2006
Common stock outstanding at beginning of period	147.6	118.9
Issuance of common stock	47.3	29.7
Issuance of common stock under stock option plans	1.0	1.8
Issuance of common stock under dividend reinvestment plan	1.1	0.9
Deconsolidation of stock held in deferred compensation trusts	0.7	—
Vesting of common stock held in deferred compensation trusts	0.9	—
Purchase of common stock held in deferred compensation trusts	(2.7)	(3.7)

Common stock outstanding at end of period	195.9	147.6

Equity Offerings

For the fiscal years December 31, 2007 and 2006, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements (“FSA”). The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through FSA, and the proceeds we received, excluding underwriting fees and issuance costs, for the public offerings of our common stock for the fiscal years December 31, 2007 and 2006:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
November 2007 public offering	0.2	$9	$37.66
Issuances under September 2007 FSA	6.0	228	37.97
September 2007 public offering	0.9	34	37.63
Issuances under June 2007 FSA	5.0	215	43.07
June 2007 public offering	17.4	748	43.02
June 2007 direct offering	0.2	11	46.47
Issuances under March 2007 FSA	6.0	259	43.17
Issuances under January 2007 FSA	2.0	88	43.84
March 2007 public offering	4.4	187	43.03
January 2007 public offering	5.2	231	44.11

Total for the year ended December 31, 2007	47.3	$2,010	$42.45

Issuances under September 2006 FSA	3.0	$110	$36.75
July 2006 public offering	3.0	100	32.78
Issuances under April 2006 FSA	4.0	133	33.38
April 2006 public offering	9.8	333	33.99
February 2006 public offering	1.0	36	36.10
Issuances under January 2006 FSA	4.0	137	34.31
January 2006 public offering	0.6	21	34.84
Issuances under November 2005 FSA	3.5	125	35.66
Issuances under September 2005 FSA	0.8	26	34.82

Total for the year ended December 31, 2006	29.7	$1,021	$34.38

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Forward Sale Agreements

We periodically complete public offerings where shares of our common stock are sold in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties, or forward purchasers, in connection with agreements to purchase common stock from us for future delivery dates pursuant to FSA. The shares of common stock sold by the forward purchasers are borrowed from third party market sources. Pursuant to the FSA, we are required to sell to the forward purchasers shares of our common stock generally at such times as we elect over a one-year period. On a settlement date, we issue and sell shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price is initially the public offering price of shares of our common stock less the underwriting discount. The FSA provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and also is subject to specified decreases on certain dates during the duration of the agreement. The forward sale prices are also subject to decrease if the total cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

Each forward purchaser under a forward sale agreement has the right to accelerate its FSA and require us to physically settle on a date specified by such forward purchaser if certain events occur, such as (1) in its judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by us under its FSA, or the cost of borrowing the common stock has increased above a specified amount, (2) we declare any dividend or distribution on shares of our common stock payable in (i) excess of a specified amount, (ii) securities of another company, or (iii) any other type of securities (other than shares of our common stock), rights, warrants or other assets for payment at less than the prevailing market price in such forward purchaser’s judgment, (3) the net asset value per share of our outstanding common stock exceeds a specified percentage of the then applicable forward sales price, (4) our Board of Directors votes to approve a merger or takeover of us or similar transaction that would require our shareholders to exchange their shares for cash, securities, or other property, or (5) certain other events of default or termination events occur.

In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the FSA are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. Subsequent changes in the fair value are not recognized. The shares of common stock are not considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, the FSA are not considered participating securities for the purpose of determining basic earnings per share under FASB SFAS No. 128, Earnings per Share. However, the dilutive impact of the shares issuable under the FSA is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

In November 2007, we entered into FSA (the “November 2007 FSA”) to sell 4.0 million shares of common stock. In connection with the November 2007 FSA, the counterparties, or forward purchasers, to the agreements, borrowed 4.0 million shares of common stock from third party market sources and then sold the shares to the public. Pursuant to the November 2007 FSA, we must sell to the forward purchasers 4.0 million shares of our common stock generally at such times as we elect over a one-year period. The November 2007 FSA provide for settlement date or dates to be specified at our discretion within the duration of the November 2007 FSA through termination in November 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $39.43 per share, which was the public offering price of shares of our common stock less the underwriting discount. The November 2007 FSA provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

by $1.00, $1.01, $1.03 and $1.05 on each of December 7, 2007, March 7, 2008, June 13, 2008 and September 12, 2008, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The November 2007 FSA are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of December 31, 2007, there were 4.0 million shares available under the November 2007 FSA at a forward price of $38.55.

As of December 31, 2007, all other FSA have been fully settled.

Undistributed Net Realized Earnings

As of December 31, 2007 and 2006, our undistributed net realized earnings determined in accordance with GAAP as reflected on our consolidated balance sheets are shown below. The amounts reflect reclassifications between undistributed net realized gains and undistributed net operating income for classification differences in how realized gains and net operating income are recorded under GAAP and tax.

	2007	2006
Undistributed in excess of net operating income	$38	$32
Undistributed net realized gains	216	56

Undistributed net realized earnings	$254	$88

Note 12. Interest Rate Derivatives

We use interest rate derivative financial instruments to manage interest rate risk and also to fulfill our obligations under the terms of our revolving credit facilities and asset securitizations. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period.

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

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 13. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our investment company ordinary taxable income based on our tax fiscal year. Ordinary taxable income includes net short-term capital gains but excludes net long-term capital gains. We refer to our ordinary taxable income and net long-term capital gains as our investment company taxable income. A RIC is not subject to federal income tax on the portion of the investment company taxable income and long-term capital gains that are distributed to its shareholders. We have distributed and currently intend to distribute sufficient dividends to eliminate investment company taxable income for our tax fiscal years. If we fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our investment company taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on September 30. Investment company taxable income differs from net income as defined by GAAP due primarily to temporary and permanent differences in interest and dividend income recognition, fee income recognition, stock-based compensation and other expense recognition, returns of capital and net unrealized appreciation or depreciation. For the fiscal year ended December 31, 2007, we reclassified $11 million of permanent differences from our capital in excess of par value to undistributed net realized earnings.

We are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income, excluding net short-term capital gains, in any calendar year and 98% of our taxable capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar years ended December 31, 2007, 2006 and 2005 and the one-year periods ending October 31, 2007, 2006 and 2005, we did not distribute at least 98% of our ordinary taxable income and capital gains, respectively, and paid the 4% excise tax. For the years ended December 31, 2007, 2006 and 2005, we accrued $7 million, $4 million and $2 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the years ended December 31, 2007 and 2006, we accrued $6 million and $2 million, respectively, of excise tax attributable to undistributed capital gains, which is included in net realized gains on the accompanying consolidated statements of operations. As of December 31, 2007, we had undistributed ordinary taxable income of $219 million and undistributed net long-term capital gains of $142 million. These amounts exclude any undistributed net short-term and long-term capital gains for our tax year beginning October 1, 2007.

For the tax year ended September 30, 2007, we had net long-term capital gains of $142 million that we will distribute to our shareholders as dividends by September 30, 2008. For the tax year ended September 30, 2006, we had net long-term capital gains of $43 million. We elected to retain these net long-term capital gains and treat them as a deemed distribution to our shareholders. In order to make the election to retain net long-term capital gains, we incurred and paid a federal tax on behalf of our shareholders of $15 million, which is included in net realized gains on the accompanying consolidated statements of operations. We reclassified the deemed distribution, net of tax, from our undistributed net realized earnings to capital in excess of par value. For the tax year ended September 30, 2005, we had a net long-term capital loss.

As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary taxable income and net long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. Accordingly, dividends declared by June 16, 2008, the extended due date of our return, and paid by September 30, 2008, will be comprised of a portion of our ordinary income and all of our net long-term capital gain income from the tax year ended September 30, 2007.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

We declared dividends of $655 million, $454 million and $310 million, or $3.72, $3.33 and $3.08 per share for the years ended December 31, 2007, 2006 and 2005, respectively. For income tax purposes, our distributions to shareholders were composed of ordinary income for each of the years ended December 31, 2007, 2006 and 2005, respectively.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $1,134 million and $633 million as of December 31, 2007 and 2006, respectively. The aggregate gross unrealized depreciation of our investments under cost for federal income tax purposes was $1,039 million and $441 million at December 31, 2007 and 2006, respectively. The net unrealized appreciation over cost was $95 million as of December 31, 2007 and net unrealized depreciation over cost was $192 million at December 31, 2006. The aggregate cost of securities for federal income tax purposes was $10,756 million and $7,869 million as of December 31, 2007 and 2006, respectively.

We obtained a ruling in April 1998 from the IRS which we had requested to clarify the tax consequences of the conversion from taxation under subchapter C to subchapter M of the Code. This ruling was sought by us to avoid incurring a tax liability associated with the unrealized appreciation of assets whose fair market value exceeded their basis immediately prior to conversion. Under the terms of the ruling, we elected to be subject to rules similar to the rules of Section 1374 of the Code with respect to any unrealized gain inherent in our assets, upon our conversion to RIC status (built-in gain). Generally, this treatment allows deferring recognition of the built-in gain. If we were to divest ourselves of any assets in which we had built-in gains before the end of a ten-year recognition period, we would then be subject to tax on our built-in gain.

Our consolidated taxable operating subsidiary, ACFS, is subject to federal, state and local income tax. Prior to the deconsolidation of ECFS in the second quarter of 2007 (See Note 16), our tax provision included ECFS which is subject to foreign and local income tax in its respective jurisdictions. For the years ended December 31, 2007, 2006 and 2005, the provision for income taxes, including the excise tax, was comprised of the following:

	2007	2006	2005
Current tax expense:
Federal	$11	$10	$10
State	3	3	3
Foreign	1	1	0

Total current tax expense	15	14	13

Deferred tax benefit:
Federal	(20)	(5)	(2)
State	4	(2)	—

Total deferred tax benefit	(16)	(7)	(2)
Excise tax	7	4	2

Total provision for income taxes	$6	$11	$13

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

A reconciliation between the taxes computed at the federal statutory rate and our effective tax rate for our taxable operating subsidiaries for the fiscal years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Federal statutory tax rate	$(1)	$6	$9
State taxes, net of federal tax benefit	0	1	2
Foreign tax rate differences	(1)	(2)	(1)
Non-deductible compensation	1	1	1
Permanent differences in revenue recognition	0	1	0

Effective income tax rate	$(1)	$7	$11

Deferred income tax balances for our taxable operating subsidiaries reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for our taxable operating subsidiaries as of December 31, 2007 and 2006 were as follows:

	2007	2006
Deferred tax assets:
Stock-based compensation	$24	$10
Allowance for doubtful accounts	3	3
Other	5	2

Total deferred tax asset	32	15

Deferred tax liabilities:
Property and equipment	(2)	(1)

Total deferred liability	(2)	(1)

Net deferred tax asset	$30	$14

We adopted FIN No. 48, on January 1, 2007. FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. Our adoption of FIN No. 48 did not require a cumulative effect adjustment to the January 1, 2007 undistributed net realized earnings. We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met the recognition or measurement criteria of FIN No. 48. We did not have any unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

Although we file federal and state tax returns, our major tax jurisdiction is federal for American Capital and ACFS. The 2004, 2005 and 2006 federal tax years for American Capital and ACFS remain subject to examination by the IRS.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 14. Related Party Transactions

We have provided loans to employees for the exercise of options under the employee stock option plans. The loans require the current payment of interest at a market rate, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders’ equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. Interest is charged and paid on such loans at a market rate of interest. If the value of the common stock drops to less than the loan balance, the loan maturity will be accelerated and the collateral foreclosed upon. The employee may avoid acceleration and foreclosure by delivering additional collateral to us. Notes receivable from the sale of common stock were $7 million as of December 31, 2007 and 2006, and are included in shareholders’ equity in the accompanying consolidated balance sheets.

Note 15. Asset Sales

American Capital Equity II, LP

In October 2007, we entered into a purchase and sale agreement with American Capital Equity II, LP (“ACE II”) for the sale of approximately 17% of our equity investments (other than warrants associated with debt investments) in 80 portfolio companies. ACE II is a private equity fund with $585 million of equity commitments from third party investors. The aggregate purchase price was $488 million. The remaining $97 million equity commitment will be used by ACE II to fund add-on investments in the 80 portfolio companies. In addition, 10%, or $58.5 million, of the $585 million of equity commitments are recallable by American Capital for additional co-investments with American Capital once they have been distributed to the third party ACE II investors.

American Capital, LLC manages ACE II in exchange for a 2% annual management fee on the cost basis of ACE II’s investments and a 10% to 30% carried interest in the net profits of ACE II, subject to certain hurdles. We do not have an economic interest in ACE II.

We recorded a total net realized gain of $78 million upon the sale of the $488 million of investments. In accordance with SFAS No. 140, we included in our sale proceeds the fair value of the management agreement associated with the $488 million of investments sold. The fair value of this portion of the contract was estimated to be $20 million and was treated as being contributed to American Capital, LLC and increasing our cost basis in our investment in American Capital, LLC. As a result, our $78 million net realized gain on the transaction includes a $20 million realized gain for the value of a portion of the management agreement obtained in connection with the sale.

ACAS CRE CDO

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

American Capital, LLC serves as the collateral manager for ACAS CRE CDO in exchange for an annual senior management fee of 7.5 basis points and a subordinate fee of 7.5 basis points. In accordance with SFAS No. 140, the fair value of the collateral management agreement estimated to be $2 million was included as additional sale proceeds and treated as being contributed to American Capital, LLC increasing our cost basis in that portfolio investment. We recorded a net realized loss of $22 million in 2007 related to this transaction.

American Capital Equity I, LLC

On October 1, 2006, we entered into a purchase and sale agreement with American Capital Equity I, LLC (“ACE I”) for the sale of 30% of our equity investments (other than warrants issued with debt investments) in 96 portfolio companies to ACE I. ACE I is a private equity fund with $1 billion of equity commitments from third party investors. The aggregate purchase price was $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by American Capital between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of equity commitments are recallable by American Capital for additional co-investments with American Capital once they have been distributed to the third party ACE I investors. As of December 31, 2007, there were $93 million of recallable distributions available for add-on investments.

American Capital, LLC manages ACE I in exchange for a 2% annual management fee on the net cost basis of ACE I and a 10% to 30% carried interest in the net profits of ACE I, subject to certain hurdles. We do not have an economic interest in ACE I.

We recorded a total net realized gain of $59 million upon the sale of the $671 million of investments. In accordance with SFAS No. 140, we included in our sale proceeds the estimated fair value of the management agreement associated with the $671 million of investments sold. The fair value of this portion of the contract was estimated to be $16 million and was treated as being contributed to American Capital, LLC and included in our cost basis in our investment in American Capital, LLC. As a result, our $59 million net realized gain on the transaction includes a $16 million realized gain for the value of a portion of the management agreement received as sale proceeds.

Note 16. Investment in European Capital Limited

On May 10, 2007, European Capital closed on an IPO of 14.6 million ordinary shares (including the full exercise of the over-allotment option of 1.9 million shares) at a price of €9.84 per ordinary share for gross proceeds of €144 million ($196 million). The shares are traded on the main market of the London Stock Exchange under the ticker symbol “ECAS.”

Prior to the IPO, American Capital’s investment in European Capital consisted of 52.1 million participating preferred shares and warrants held by ECFS to purchase 18.75 million participating preferred shares. Immediately preceding the IPO, ECFS exercised its warrant to purchase 18.75 million participating preferred shares for an exercise price of €9.50 per share, or €178 million ($242 million), and assigned the shares to American Capital. As a result of the IPO, the warrant agreement was terminated, and ECFS will not receive any future warrants. The 18.75 million participating preferred shares received upon the assignment from ECFS and our existing 52.1 million participating preferred shares were redesignated as ordinary shares as part of the capital reorganization that took effect upon the closing of the IPO. As a result of the IPO, our ownership interest in European Capital was reduced to a 65% controlling ownership interest. Subsequent to the IPO, American Capital purchased an additional $17 million of ordinary shares in the open market increasing its ownership in European Capital to 67% with a cost basis of $922 million and fair value of $839 million as of December 31, 2007.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Due to the dilution of our ownership interest in European Capital as a result of the IPO, ECFS, the investment manager of European Capital, was no longer considered to be providing substantially all of its services directly or indirectly to American Capital or its portfolio companies. As a result, in accordance with our consolidation policy and GAAP, ECFS was deconsolidated prospectively during the second quarter of 2007 and is recorded at fair value on our balance sheet as part of the fair value of American Capital, LLC, ECFS’ parent and our portfolio investment. During 2007, we recognized unrealized appreciation of $406 million for our investment in American Capital, LLC, excluding unrealized gains on foreign currency translation. The value primarily consisted of the unrealized appreciation associated with ECFS, which was for the first time accounted for as a portfolio company at fair value. This unrealized appreciation of ECFS occurred over the period since its inception in the fourth quarter of 2005.

In addition, as part of the IPO, ECFS’ existing investment management agreement and services agreement with European Capital was terminated and ECFS and European Capital entered into a new investment management agreement to provide investment advisory and management services. Under the terms of the new investment management agreement, ECFS will receive an annual management fee equal to 2% of the weighted average monthly consolidated gross asset value of all the investments of European Capital, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10% and 20% of the net earnings thereafter, and certain expense reimbursements not to exceed a cap of 0.25% per year of the weighted average monthly consolidated gross asset value of the all investments of European Capital.

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

Note 17. Selected Quarterly Data (Unaudited)

The following tables present our quarterly financial information for the fiscal years ended December 31, 2007 and 2006:

	Three Months Ended				Year Ended December 31, 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$250	$326	$310	$354	$1,240
Net operating income (“NOI”)	$114	$153	$153	$174	$594
Net increase (decrease) in net assets resulting from operations	$134	$788	$21	$(243)	$700
NOI per basic common share	$0.75	$0.93	$0.82	$0.91	$3.42
NOI per diluted common share	$0.73	$0.91	$0.81	$0.90	$3.36
Earnings (loss) per basic common share	$0.88	$4.77	$0.11	$(1.27)	$4.03
Earnings (loss) per diluted common share	$0.86	$4.68	$0.11	$(1.27)	$3.96
Basic shares outstanding	152.7	165.1	186.8	190.6	173.9
Diluted shares outstanding	156.1	168.5	189.3	193.0	176.9

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

	Three Months Ended				Year Ended December 31, 2006
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total operating income	$173	$212	$231	$244	$860
Net operating income	$93	$109	$110	$113	$425
Net increase in net assets resulting from operations	$162	$290	$132	$312	$896
NOI per basic common share	$0.77	$0.82	$0.78	$0.78	$3.15
NOI per diluted common share	$0.77	$0.81	$0.77	$0.76	$3.11
Earnings per basic common share	$1.35	$2.18	$0.93	$2.15	$6.63
Earnings per diluted common share	$1.34	$2.16	$0.92	$2.10	$6.55
Basic shares outstanding	119.9	133.3	141.6	145.2	135.1
Diluted shares outstanding	121.1	134.2	143.3	148.4	136.8

Note 18. Subsequent Events

On January 7, 2008, we announced that our Board of Directors authorized a stock buy-back program, which allows for the repurchase of up to a maximum of $500 million of our common stock at prices below our net asset value per share as reported in our then most recently published financial statements. The stock repurchase plan is subject to prevailing market conditions and other considerations including restrictions under certain of our borrowings. We anticipate that share repurchases will be made from time to time, depending upon market conditions. Shares may be repurchased in the open market, including through block repurchases, or through privately negotiated transactions. We do not intend to repurchase any shares from our directors, officers or other affiliates. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund the repurchases with available cash. The repurchase program is expected to be in effect through December 31, 2008, or until the approved dollar amount has been used to repurchase shares. During January 2008, we purchased a total of 0.2 million shares of our common stock in the open market for $6 million.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in “Item 8.—Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the year ended December 31, 2007.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “REPORT OF THE AUDIT AND COMPLIANCE COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2008 Proxy Statement under the heading “COMPENSATION OF DIRECTORS AND NAMED EXECUTIVE OFFICERS.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2008 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2008 Proxy Statement under the heading “CERTAIN TRANSACTIONS.”

Item 14.	Principal Accountant Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2008 Proxy Statement under the heading “REPORT OF AUDIT AND COMPLIANCE COMMITTEE” and “PROPOSAL 6: RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Financial Highlights for the Fiscal Years Ended December 31, 2007, 2006, 2005, 2004 and 2003

•	Consolidated Schedule of Investments as of December 31, 2007 and 2006

(2)	The following financial statement schedules are filed herewith:

•	Schedule 12-14 – Schedule of Investments in and Advances to Affiliates

(3)	The following exhibits are filed herewith or incorporated herein by reference

Exhibit	Description

*3.1.	American Capital Strategies, Ltd. Second Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment to the Registration Statement on Form N-2 (File No. 333-142398), filed on June 5, 2007.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Second Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 2.a of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-142398), filed on June 5, 2007.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 2.b of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-29943), filed on August 12, 1997.

*4.3.	Indenture between American Capital Strategies, Ltd and Wells Fargo Bank, National Association, dated as of April 26, 2007, incorporated herein by reference to Exhibit 2.d.3. of the Registration Statement on Form N-2 (File No. 333-142398), filed on April 26, 2007.

*4.4.	Statement of Eligibility of Trustee on Form T-1, incorporated herein by reference to Exhibit 25 of the Registration Statement on Form N-2 (File No. 333-142398), filed on April 26, 2007.

*4.5.	Form of First Supplemental Indenture by and between American Capital Strategies, Ltd. and Wells Fargo Bank, National Association, dated as of July , 2007, incorporated herein by reference to Exhibit 2.d.4. of the Post Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-142398), filed on July 18, 2007.

*4.6.	Form of 6.85% Senior Note due 2012, incorporated herein by reference to Exhibit 2.d.5. of the Post Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-142398), filed on July 18, 2007.

*10.1.	Form of American Capital Strategies, Ltd. 2007 Employee Stock Option Plan incorporated by reference to Exhibit I to the Definitive Proxy Statement for the 2007 Annual Meeting, filed on March 27, 2007.

*10.2.	Indenture, by and between ACAS Business Loan Trust 2007-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee, dated April 24, 2007, incorporated herein by reference to Exhibit 4.5 of Form 10-Q filed on August 9, 2007.

*10.3.	Amended and Restated Trust Agreement by and among ACAS Business Loan LLC, 2007-1, as the Trust Depositor, Wilmington Trust Company, as the Owner Trustee, Certificate Registrar, and Paying Agent, and American Capital Strategies, Ltd., as the Servicer, dated April 24, 2007, incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed on August 9, 2007.

Exhibit	Description

*10.4.	ACAS Transfer Agreement between American Capital Strategies, Ltd., as the Originator, and ACAS Business Loan LLC, 2007-1, as the Trust Depositor, dated April 24, 2007, incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed on August 9, 2007.

*10.5.	Transfer and Servicing Agreement by and among ACAS Business Loan Trust 2007-1, as the Issuer, ACAS Business Loan LLC, 2007-1, as the Trust Depositor, American Capital Strategies, Ltd., as the Originator and Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and the Backup Servicer, dated April 24, 2007, incorporated herein by reference to Exhibit 10.3 of Form 10-Q filed on August 9, 2007.

*10.6.	Credit Agreement, dated May 16, 2007, by and among American Capital Strategies, Ltd., as the borrower, Wachovia Bank, National Association, as Administrative Agent, swingline lender, issuing lender and as a lender, Branch Banking and Trust Company, as issuing lender and as a lender, Wachovia Capital Markets, LLC, as sole bookrunner and as joint lead-arranger, BB&T Capital Markets, as joint lead-arranger, Citicorp North America, Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, Cayman Islands Branch as co-documentation agents and as lenders and a syndicate of 29 additional lenders, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated May 22, 2007.

*10.7.	Seller Collateral Debt Securities Purchase Agreement, dated July 24, 2007, between American Capital Strategies, Ltd. and ACAS CRE CDO 2007-1 Depositor, LLC, incorporated herein by reference to 10.1 of Form 8-K dated July 30, 2007.

*10.8.	Depositor Collateral Debt Securities Purchase Agreement, dated July 24, 2007, between ACAS CRE CDO 2007-1 Depositor, LLC and ACAS CRE CDO 2007-1, Ltd., incorporated herein by reference to 10.2 of Form 8-K dated July 30, 2007.

12.1	Ratio of Earnings to Fixed Charges

*14.0.	American Capital Strategies, Ltd. Code of Ethics and Conduct, incorporated herein by reference to Exhibit 2.r of the Registration Statement on Form N-2 (File No. 333-113859), filed March 23, 2004 and American Capital Strategies, Ltd. Personal Investments Code, incorporated herein by reference to Exhibit 2.r of Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-125278), filed July 29, 2005.

21.	Subsidiaries of the Company and jurisdiction of incorporation:

1) American Capital Financial Services, Inc., a Delaware corporation

2) ACS Funding Trust I, a Delaware statutory trust

3) ACAS Business Loan LLC, 2004-1, a Delaware limited liability company

4) ACAS Business Loan Trust 2004-1, a Delaware statutory trust

5) ACAS Business Loan LLC, 2005-1, a Delaware limited liability company

6) ACAS Business Loan Trust 2005-1, a Delaware statutory trust

7) ACAS Business Loan LLC, 2006-1, a Delaware limited liability company

8) ACAS Business Loan Trust 2006-1, a Delaware statutory trust

9) ACAS Business Loan LLC 2007-1, a Delaware limited liability company

10) ACAS Business Loan Trust 2007-1, a Delaware statutory trust

11) ACAS Master Business Loan LLC, a Delaware limited liability company

12) ACAS Business Loan Trust 2007-2, a Delaware statutory trust

13) ACAS CRE CDO 2007-1 Depositor, LLC

Exhibit	Description

23.	Consent of Ernst & Young LLP, filed herewith

24.	Powers of Attorneys of directors and officers, filed herewith

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Fully or partly previously filed
†	Management contract or compensatory plan
(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL STRATEGIES, LTD.

By:	/s/ JOHN R. ERICKSON
John R. Erickson
Executive Vice President and Chief Financial Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Malon Wilkus	Chairman, President and Chief Executive Officer	February 29, 2008

/s/ JOHN R. ERICKSON John R. Erickson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

* Mary C. Baskin	Director	February 29, 2008

* Neil M. Hahl	Director	February 29, 2008

* Philip R. Harper	Director	February 29, 2008

* John A. Koskinen	Director	February 29, 2008

* Stan Lundine	Director	February 29, 2008

* Kenneth D. Peterson, Jr.	Director	February 29, 2008

* Alvin N. Puryear	Director	February 29, 2008

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital Strategies, Ltd.

We have audited the consolidated financial statements of American Capital Strategies, Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2007, and the consolidated financial highlights for each of the five years in the period ended December 31, 2007, and have issued our report thereon dated February 28, 2008 (included elsewhere in the Form 10-K). Our audits also included the schedule 12-14. The schedule 12-14 is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2008

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCE TO AFFILIATES

As of and for the year ended December 31, 2007

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2006 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2007 Value
CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Common Units	$—	$—	$22.8	$1.3	$11.2	$12.9
ACAS Wachovia Investments, L.P.	Partnership Interests	2.3	—	21.3	2.4	10.8	12.9
ACSAB, LLC	Subordinated Debt	5.3	—	30.4	16.5	46.9	—
	Convertible Preferred Membership Units	—	—	128.2	0.9	128.5	0.6

		5.3	—	158.6	17.4	175.4	0.6
Aeriform Corporation	Subordinated Debt	0.1	—	2.7	0.7	—	3.4
American Capital Equity Management, LLC	Common Membership	1.8	—	36.0	(16.0)	20.0	—
American Capital, LLC	Senior Debt	0.3	—	—	10.4	—	10.4
	Common Membership Units	38.7	—	—	466.5	—	466.5

		39.0	—	—	476.9	—	476.9
American Driveline Systems, Inc.	Senior Debt	0.1	—	5.3	0.1	5.3	0.1
	Subordinated Debt	5.8	—	39.8	0.7	—	40.5
	Redeemable Preferred Stock	3.9	—	31.2	7.0	13.3	24.9
	Common Stock	8.7	—	17.6	—	9.4	8.2
	Common Stock Warrants	—	—	27.8	3.7	3.5	28.0

		18.5	—	121.7	11.5	31.5	101.7
Auxi Health, Inc.	Senior Debt	0.3	—	5.3	—	5.3	—
	Subordinated Debt	0.5	—	11.7	3.4	13.1	2.0
	Common Stock Warrants	—	—	—	2.0	2.0	—

		0.8	—	17.0	5.4	20.4	2.0
BPWest, Inc.	Senior Debt	0.2	—	7.9	0.1	8.0	—
	Subordinated Debt	1.3	—	8.1	0.3	—	8.4
	Redeemable Preferred Stock	0.5	—	6.2	1.3	1.2	6.3
	Common Stock	7.4	—	21.1	49.6	—	70.7

		9.4	—	43.3	51.3	9.2	85.4
Bridgeport International, LLC	Senior Debt	—	—	—	—	—	—
	Common Membership Units	—	—	—	2.6	2.6	—

		—	—	—	2.6	2.6	—
Capital.com, Inc.	Common Stock	—	—	0.4	—	—	0.4
Consolidated Utility Services, Inc.	Subordinated Debt	0.3	—	6.8	0.1	6.9	—
	Redeemable Preferred Stock	0.1	—	3.0	0.1	3.1	—
	Common Stock	—	—	6.6	—	6.6	—

		0.4	—	16.4	0.2	16.6	—

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2007

(in thousands, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2006 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2007 Value
Core Business Credit, LLC	Convertible Preferred Stock	—	—	—	16.0	2.7	13.3
	Common Stock	—	—	—	4.0	0.6	3.4

		—	—	—	20.0	3.3	16.7
Credit Opportunities Fund I, LLC	Common Stock	0.7	—	—	41.9	—	41.9
DanChem Technologies, Inc.	Senior Debt	1.7	—	14.4	1.7	1.2	14.9
	Redeemable Preferred Stock	—	—	3.3	1.1	(0.1)	4.5
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		1.7	—	17.7	2.8	1.1	19.4
ECA Acquisition Holdings, Inc.	Senior Debt	2.3	—	14.5	11.1	25.6	—
	Subordinated Debt	1.8	—	10.0	12.9	10.5	12.4
	Common Stock	0.8	—	18.8	1.0	2.2	17.6

		4.9	—	43.3	25.0	38.3	30.0
eLynx Holdings, Inc.	Senior Debt	2.2	0.3	16.6	3.7	2.0	18.3
	Subordinated Debt	0.1	—	8.8	0.3	7.2	1.9
	Redeemable Preferred Stock	—	—	10.1	—	10.1	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	0.7	—	0.7	—

		2.3	0.3	36.2	4.0	20.0	20.2
Endeavor Fund I, LP	Common Membership Interest	0.5	—	—	29.1	—	29.1
ETG Holdings, Inc.	Senior Debt	—	—	7.3	2.5	1.2	8.6
	Subordinated Debt	(0.4)	—	11.4	2.1	13.5	—
	Convertible Preferred Stock	—	—	2.3	—	2.3	—
	Convertible Preferred Stock	—	—	—	—	—	—

		(0.4)	—	21.0	4.6	17.0	8.6
European Capital Limited	Participating Preferred Shares	51.8	—	728.9	268.2	157.7	839.4
	Ordinary Shares	—	—	—	—	—	—
	Participating Preferred Warrants	—	—	22.1	—	22.1	—

		51.8	—	751.0	268.2	179.8	839.4
European Touch, LTD. II	Senior Debt	—	—	—	—	—	—
	Subordinated Debt	1.0	—	15.6	0.7	4.3	12.0
	Redeemable Preferred Stock	(0.1)	—	0.4	—	0.4	—
	Common Stock	—	—	4.4	—	4.4	—
	Common Stock Warrants	—	—	13.8	—	13.8	—

		0.9	—	34.2	0.7	22.9	12.0

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2007

(in thousands, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2006 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2007 Value
EXPL Pipeline Holdings LLC	Senior Debt	4.5	—	—	42.2	1.0	41.2
	Common Stock	—	—	—	67.4	10.6	56.8

		4.5	—	—	109.6	11.6	98.0
Exstream Software	Senior Debt	1.9	—	—	131.0	131.0	—
	Subordinated Debt	5.0	—	—	64.3	—	64.3
	Convertible Preferred Stock	10.1	—	—	293.7	45.6	248.1
	Common Stock	—	—	—	73.2	11.1	62.1

		17.0	—	—	562.2	187.7	374.5
Flexi-Mat Holding, Inc.	Senior Debt	—	—	—	0.3	0.3	—
Fosbel Global Services (LUXCO) S.C.A	Senior Debt	3.7	—	43.0	4.2	11.5	35.7
	Subordinated Debt	4.8	—	24.5	9.7	—	34.2
	Redeemable Preferred Stock	—	—	19.8	1.6	11.4	10.0
	Convertible Preferred Stock	—	—	—	0.6	0.6	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		8.5	—	87.3	16.1	23.5	79.9
Fountainhead Estate Hold Corp.	Senior Debt	0.9	—	—	37.0	—	37.0
	Subordinated Debt	—	—	—	49.8	49.8	—
	Convertible Preferred Stock	—	—	—	137.7	96.4	41.3

		0.9	—	—	224.5	146.2	78.3
FreeConferenceroom.com, Inc.(8)	Senior Debt	1.1	—	—	19.4	2.8	16.6
	Subordinated Debt	0.9	—	—	10.1	1.3	8.8
	Redeemable Preferred Stock	—	—	—	12.1	12.1	—
	Convertible Preferred Stock	—	—	—	3.4	3.4	—
	Common Stock	—	—	—	5.7	5.7	—
	Common Stock Warrants	—	—	—	—	—	—

		2.0	—	—	50.7	25.3	25.4
Future Food, Inc.	Senior Debt	1.5	—	9.7	7.1	0.1	16.7
	Subordinated Debt	1.8	0.3	12.8	0.2	4.2	8.8
	Common Stock	—	—	6.7	—	6.7	—
	Common Stock Warrants	—	—	1.0	—	1.0	—

		3.3	0.3	30.2	7.3	12.0	25.5

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2007

(in thousands, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2006 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2007 Value
FutureLogic, Inc.	Senior Debt	6.6	—	47.3	5.6	3.0	49.9
	Subordinated Debt	4.8	—	30.3	1.0	—	31.3
	Common Stock	—	—	31.0	—	5.2	25.8

		11.4	—	108.6	6.6	8.2	107.0
FV Holdings Corporation	Senior Debt	3.4	—	—	62.3	62.3	—
	Subordinated Debt	0.1	—	—	22.4	—	22.4
	Convertible Preferred Stock	—	—	—	26.5	2.9	23.6
	Common Stock	—	—	—	11.3	1.2	10.1

		3.5	—	—	122.5	66.4	56.1
Halex Holdings, Inc.	Senior Debt	2.8	—	21.7	2.8	3.1	21.4
	Subordinated Debt	1.9	—	10.2	3.1	13.3	—
	Redeemable Preferred Stock	—	—	—	10.0	10.0	—
	Common Stock	—	—	—	0.1	0.1	—
	Common Stock Warrants	—	—	—	—	—	—

		4.7	—	31.9	16.0	26.5	21.4
Hartstrings Holdings Corp.	Senior Debt	1.7	—	9.0	4.3	2.1	11.2
	Convertible Preferred Stock	—	—	—	0.6	—	0.6
	Common Stock	—	—	—	—	—	—

		1.7	—	9.0	4.9	2.1	11.8
Hospitality Mints, Inc.	Senior Debt	1.0	—	7.3	—	0.1	7.2
	Subordinated Debt	2.4	—	18.2	0.1	—	18.3
	Convertible Preferred Stock	1.0	—	19.8	4.1	2.4	21.5
	Common Stock Warrants	—	—	1.0	0.8	—	1.8

		4.4	—	46.3	5.0	2.5	48.8
Imperial Supplies Holdings, Inc	Senior Debt	0.6	—	—	38.4	38.4	—
	Subordinated Debt	0.8	—	—	22.0	1.0	21.0
	Redeemable Preferred Stock	0.4	—	—	20.0	—	20.0
	Convertible Preferred Stock	0.3	—	—	20.5	—	20.5
	Common Stock	—	—	—	11.3	4.6	6.7

		2.1	—	—	112.2	44.0	68.2
Kingway Inca Clymer Holdings, Inc.	Senior Debt	0.2	—	7.5	—	7.5	—
	Subordinated Debt	0.4	0.2	12.0	1.0	12.0	1.0
	Redeemable Preferred Stock	—	—	0.8	1.6	1.9	0.5
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	3.1	3.1	—

		0.6	0.2	20.3	5.7	24.5	1.5

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2007

(in thousands, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2006 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2007 Value
Lifoam Holdings, Inc.	Senior Debt	4.7	—	35.5	13.9	5.7	43.7
	Subordinated Debt	0.3	1.3	22.4	1.7	9.0	15.1
	Redeemable Preferred Stock	—	—	1.4	—	1.4	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		5.0	1.3	59.3	15.6	16.1	58.8
LLSC Holdings Corporation	Senior Debt	0.2	—	—	6.6	0.9	5.7
	Subordinated Debt	0.2	—	—	5.5	—	5.5
	Convertible Preferred Stock	—	—	—	9.7	1.6	8.1
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		0.4	—	—	21.8	2.5	19.3
Logex Corporation (9)	Subordinated Debt	—	—	9.7	17.2	26.9	—
	Redeemable Preferred Stock	—	—	—	4.8	4.8	—
	Common Stock	—	—	—	1.1	1.1	—
	Common Stock Warrants	—	—	—	—	—	—

		—	—	9.7	23.1	32.8	—
LVI Holdings, LLC	Senior Debt	0.4	—	3.3	1.1	1.6	2.8
	Subordinated Debt	1.9	—	10.0	0.6	—	10.6

		2.3	—	13.3	1.7	1.6	13.4
MBT International, Inc.	Subordinated Debt	—	0.4	2.6	2.3	4.9	—
MW Acquisition Corporation	Senior Debt	0.2	—	9.0	—	9.0	—
	Subordinated Debt	4.0	—	23.8	0.5	—	24.3
	Convertible Preferred Stock	1.4	—	16.2	10.1	2.9	23.4
	Common Stock	—	—	12.3	0.3	—	12.6

		5.6	—	61.3	10.9	11.9	60.3
NECCO Candy Investments, LLC	Senior Debt	—	—	—	15.3	2.5	12.8
	Common Membership Units	—	—	—	0.1	—	0.1

		—	—	—	15.4	2.5	12.9
NECCO Realty Investments, LLC	Senior Debt	0.1	—	—	35.1	—	35.1
	Common Membership Units	—	—	—	9.6	—	9.6

		0.1	—	—	44.7	—	44.7

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2007

(in thousands, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2006 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2007 Value
New Starcom Holdings, Inc.	Senior Debt	—	—	—	2.6	2.6	—
	Subordinated Debt	(0.5)	0.2	27.9	—	27.9	—
	Redeemable Preferred Stock	—	—	—	7.9	7.9	—
	Convertible Preferred Stock	—	—	10.8	—	10.8	—
	Common Stock	—	—	—	—	—	—

		(0.5)	0.2	38.7	10.5	49.2	—
Nspired Holdings, Inc.	Senior Debt	0.5	0.1	17.0	2.5	0.7	18.8
	Redeemable Preferred Stock	1.9	—	—	1.3	—	1.3
	Common Stock	—	—	—	—	—	—

		2.4	0.1	17.0	3.8	0.7	20.1
Oceana Media Finance, LLC	Common Stock	—	—	—	17.5	2.9	14.6
Paradigm Precision Holdings LLC	Senior Debt	3.4	—	—	53.9	0.2	53.7
	Subordinated Debt	1.7	—	—	13.7	—	13.7
	Common Membership Units	—	—	—	21.0	3.5	17.5

		5.1	—	—	88.6	3.7	84.9
PaR Systems, Inc.	Subordinated Debt	1.2	—	9.1	0.2	6.2	3.1
	Common Stock	—	—	1.4	10.0	0.1	11.3
	Common Stock Warrants	—	—	0.1	0.9	—	1.0

		1.2	—	10.6	11.1	6.3	15.4
Pasternack Enterprises, Inc.	Senior Debt	0.1	—	3.6	0.4	4.0	—
	Subordinated Debt	4.3	—	27.8	1.0	—	28.8
	Common Stock	1.3	—	28.6	20.2	2.3	46.5

		5.7	—	60.0	21.6	6.3	75.3
PHC Sharp Holdings, Inc.	Senior Debt	0.9	—	16.3	0.3	1.9	14.7
	Subordinated Debt	1.2	—	14.8	0.4	0.4	14.8
	Convertible Preferred Stock	(0.1)	—	2.9	0.2	3.1	—
	Common Stock	—	—	0.7	3.0	3.7	—

		2.0	—	34.7	3.9	9.1	29.5
PHI Acquisitions, Inc.	Senior Debt	1.3	—	9.9	—	—	9.9
	Subordinated Debt	3.3	—	22.7	0.3	—	23.0
	Redeemable Preferred Stock	4.0	—	35.3	6.3	8.7	32.9
	Common Stock	—	—	4.6	—	3.0	1.6
	Common Stock Warrants	—	—	13.9	4.8	2.3	16.4

		8.6	—	86.4	11.4	14.0	83.8
Piper Aircraft, Inc.	Senior Debt	0.9	—	9.4	17.4	18.0	8.8
	Subordinated Debt	0.1	—	0.6	0.1	—	0.7
	Common Stock	—	—	25.2	12.9	—	38.1

		1.0	—	35.2	30.4	18.0	47.6

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2007

(in thousands, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2006 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2007 Value
Precitech, Inc.	Subordinated Debt	—	—	2.2	0.3	1.2	1.3
Ranpak Acquisition, Inc.	Senior Debt	0.1	—	2.7	—	2.7	—
	Subordinated Debt	14.4	—	103.3	2.1	105.4	—
	Redeemable Preferred Stock	6.3	—	86.2	44.2	130.4	—
	Common Stock	—	—	17.4	—	17.4	—
	Common Stock Warrants	—	—	72.0	—	72.0	—

		20.8	—	281.6	46.3	327.9	—
Reef Point Systems, Inc. (10)	Convertible Preferred Stock	—	—	7.9	—	7.9	—
Resort Funding Holdings, Inc.	Senior Debt	1.0	—	—	10.6	—	10.6
	Common Stock	—	—	—	24.1	7.0	17.1

		1.0	—	—	34.7	7.0	27.7
SAV Holdings, Inc.	Senior Debt	1.4	—	16.6	0.4	17.0	—
	Subordinated Debt	1.1	—	12.1	0.2	12.3	—
	Redeemable Preferred Stock	1.1	—	19.9	1.0	20.9	—
	Common Stock	—	—	34.0	—	34.0	—

		3.6	—	82.6	1.6	84.2	—
Sixnet, LLC	Senior Debt	2.6	—	8.9	37.8	10.1	36.6
	Subordinated Debt	0.8	—	9.7	0.2	9.9	—
	Membership Units	2.0	—	8.6	3.3	2.6	9.3

		5.4	—	27.2	41.3	22.6	45.9
SMG Holdings, Inc.	Senior Debt	2.6	—	—	253.5	247.5	6.0
	Subordinated Debt	7.9	—	—	113.7	—	113.7
	Convertible Preferred Stock	5.6	—	—	143.3	22.7	120.6
	Common Stock	—	—	—	34.4	5.5	28.9

		16.1	—	—	544.9	275.7	269.2
Specialty Brands of America, Inc. (8)	Senior Debt	0.3	—	—	60.1	60.1	—
	Subordinated Debt	3.7	—	—	73.5	40.4	33.1
	Redeemable Preferred Stock	0.8	—	—	14.1	7.0	7.1
	Convertible Preferred Stock	0.2	—	—	17.6	17.6	—
	Common Stock	—	—	—	17.1	12.0	5.1
	Common Stock Warrants	—	—	—	13.3	5.4	7.9

		5.0	—	—	195.7	142.5	53.2
SPL Acquisition Corp. (8)	Senior Debt	2.0	—	—	89.5	7.5	82.0
	Subordinated Debt	1.8	—	—	47.7	—	47.7
	Convertible Preferred Stock	3.6	—	—	50.2	6.0	44.2
	Common Stock	—	—	—	2.0	—	2.0

		7.4	—	—	189.4	13.5	175.9

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2007

(in thousands, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2006 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2007 Value
Stravina Holdings, Inc.	Senior Debt	1.7	0.3	27.9	12.3	40.1	0.1
	Subordinated Debt	—	—	—	4.1	4.1	—
	Redeemable Preferred Stock	—	—	—	6.6	6.6	—
	Common Stock	—	—	—	—	—	—

		1.7	0.3	27.9	23.0	50.8	0.1
Sunfuel Midstream, LLC	Common Stock	—	—	—	0.1	—	0.1
Total Return Fund, LP	Common Membership Interest	0.4	—	—	21.1	—	21.1
UFG Real Estate Holdings, LLC	Common Membership	0.5	—	3.5	1.3	3.5	1.3
Unwired Holdings, Inc	Senior Debt Subordinated Debt	0.6 —	— 0.4	3.0 —	7.2 2.6	1.1 0.4	9.1 2.2
	Redeemable Preferred Stock	—	—	—	—	—	—
	Preferred Stock Warrants	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		0.6	0.4	3.0	9.8	1.5	11.3
VP Acquisition Holdings, Inc.	Subordinated Debt	2.8	—	18.2	0.6	—	18.8
	Common Stock	1.1	—	35.3	16.9	5.0	47.2
	Common Stock Warrants	—	—	—	—	—	—

		3.9	—	53.5	17.5	5.0	66.0
Warner Power, LLC	Senior Debt	0.3	—	6.3	—	6.3	—
	Subordinated Debt	0.7	—	4.8	0.2	—	5.0
	Redeemable Preferred Stock	1.3	—	3.6	1.4	0.9	4.1
	Common Membership Units	—	—	0.6	1.3	0.4	1.5

		2.3	—	15.3	2.9	7.6	10.6
WIS Holding Company, Inc. (6)	Senior Debt	4.4	—	—	175.6	175.6	—
	Subordinated Debt	13.9	—	—	98.2	—	98.2
	Convertible Preferred Stock	6.4	—	—	97.8	14.9	82.9
	Common Stock	—	—	—	23.9	3.5	20.4

		24.7	—	—	395.5	194.0	201.5
WSACS RR Holdings LLC	Common Membership Units	—	—	—	1.7	—	1.7
Subtotal Control Investments		$336.9	$3.5	$2,610.7	$4,055.0	$2,488.3	$4,177.4

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2007

(in thousands, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2006 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2007 Value
AFFILIATE INVESTMENTS
Aptara, Inc.	Subordinated Debt	8.6	—	50.2	2.1	—	52.3
	Redeemable Preferred Stock	—	—	—	16.9	2.7	14.2
	Convertible Preferred Stock	1.2	—	28.6	—	15.7	12.9
	Preferred Stock Warrants	—	—	—	1.1	0.2	0.9

		9.8		78.8	20.1	18.6	80.3
CCRD Operating Company, Inc.	Senior Debt	12.2	—	73.8	71.8	4.3	141.3
	Subordinated Debt	1.5	—	—	25.1	13.3	11.8
	Convertible Preferred Stock	0.2	—	5.7	0.2	5.9	—
	Common Stock	—	—	—	8.9	0.3	8.6

		13.9	—	79.5	106.0	23.8	161.7
Cinelease, Inc.	Senior Debt	1.6	—	—	61.0	61.0	—
	Convertible Preferred Stock	—	—	—	0.7	0.7	—

		1.6	—	—	61.7	61.7	—
Coghead, Inc.	Convertible Preferred Stock	—	—	3.2	—	0.6	2.6
Egenera, Inc.	Convertible Preferred Stock	—	—	—	25.0	—	25.0
Geosign Corporation	Senior Debt	—	—	—	49.8	49.8	—
	Subordinated Debt	1.9	—	—	78.4	78.4	—

		1.9	—	—	128.2	128.2	—
HALT Medical, Inc.	Convertible Preferred Stock	—	—	—	6.2	1.0	5.2
IS Holdings I, Inc	Senior Debt	1.8	—	7.9	11.9	—	19.8
	Redeemable Preferred Stock	0.3	—	2.8	0.3	0.5	2.6
	Common Stock	—	—	—	3.0	—	3.0

		2.1	—	10.7	15.2	0.5	25.4
Marcal Paper Mills, Inc.	Common Stock Warrants	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—

		—	—	—	—	—	—
Kirby Lester Holdings, LLC	Senior Debt	0.8	—	12.0	6.9	18.9	—
	Subordinated Debt	1.2	—	11.9	0.2	12.1	—

		2.0	—	23.9	7.1	31.0	—
Narus, Inc.	Convertible Preferred Stock	—	—	8.8	—	1.5	7.3

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2007

(in thousands, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2006 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2007 Value
NBD Holdings Corp.	Senior Subordinated Debt	4.7	—	42.8	1.2	44.0	—
	Convertible Preferred Stock	0.6	—	10.8	0.7	11.5	—
	Common Stock	—	—	0.1	—	0.1	—

		5.3	—	53.7	1.9	55.6	—
Nivel Holdings, LLC	Senior Debt	0.2	—	5.6	1.0	6.6	—
	Subordinated Debt	2.1	—	16.5	0.3	16.8	—

		2.3	—	22.1	1.3	23.4	—
NPC Holdings, Inc.	Senior Debt	0.5	—	4.4	0.7	5.1	—
	Subordinated Debt	1.0	—	8.2	0.2	8.4	—
	Redeemable Preferred Stock	(1.2)	—	7.4	(0.4)	7.0	—
	Convertible Preferred Stock	(0.1)	—	1.0	—	1.0	—
	Common Stock	—	—	—	—	—	—
	Convertible Preferred Stock Warrants	—	—	3.1	—	3.1	—

		0.2	—	24.1	0.5	24.6	—
Nursery Supplies, Inc.	Subordinated Debt	—	1.0	—	20.3	20.3	—
	Redeemable Preferred Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		—	1.0	—	20.3	20.3	—
Qualitor Component Holdings, LLC	Subordinated Debt	6.2	—	29.7	2.5	—	32.2
	Redeemable Preferred Stock	—	—	0.7	0.2	0.2	0.7
	Common Units	—	—	—	—	—	—

		6.2	—	30.4	2.7	0.2	32.9
Radar Detection Holdings Corp	Senior Debt	1.7	—	13.0	—	—	13.0
	Common Stock	—	—	5.9	2.6	0.1	8.4

		1.7	—	18.9	2.6	0.1	21.4
Reef Point Systems, Inc. (10)	Subordinated Debt	—	—	—	1.2	1.2	—
	Convertible Preferred Stock	—	—	—	13.5	4.9	8.6

		—	—	—	14.7	6.1	8.6
Roadrunner Dawes, Inc.	Subordinated Debt	2.7	—	17.9	0.5	—	18.4
	Common Stock	—	—	2.7	—	1.2	1.5

		2.7	—	20.6	0.5	1.2	19.9

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2007

(in thousands, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2006 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2007 Value
Seroyal Holdings, L.P.	Senior Debt	0.3	—	3.0	0.1	3.1	—
	Subordinated Debt	0.7	—	8.9	0.1	9.0	—
	Partnership Units	—	—	2.0	—	2.0	—
	Redeemable Preferred Partnership Units	0.4	—	0.6	0.8	1.4	—

		1.4	—	14.5	1.0	15.5	—
Small Smiles Holding Company, LLC (7)	Senior Subordinated Debt	10.3	—	88.9	4.9	93.8	—
The Hygenic Corporation	Senior Debt	0.6	—	17.8	0.2	18.0	—
	Subordinated Debt	—	—	—	—	—	—
	Common Stock	—	—	21.2	—	21.2	—
	Redeemable Preferred Stock	0.3	—	8.0	0.2	8.2	—

		0.9	—	47.0	0.4	47.4	—
Tymphany Corporation	Subordinated Debt	—	—	—	1.2	—	1.2
	Convertible Preferred Stock	—	—	9.1	0.9	9.4	0.6

		—	—	9.1	2.1	9.4	1.8
WFS Holding, Inc.	Subordinated Debt	0.6	—	—	—	—	—
	Convertible Preferred Stock	—	—	4.5	0.8	1.7	3.6

		0.6	—	4.5	0.8	1.7	3.6
WIS Holding Company, Inc. (6)	Convertible Preferred Stock	—	—	29.6	—	29.6	—
	Common Stock	—	—	7.4	—	7.4	—

		—	—	37.0	—	37.0	—
Subtotal Affiliate Investments		$62.9	$1.0	$575.7	$423.2	$603.2	$395.7
Total Control and Affiliate Investments		$399.8	$4.5	$3,186.4	$4,478.2	$3,091.5	$4,573.1

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively. This includes PIK interest and dividends accrued during the fiscal year.
(3)	Other includes interest, dividend or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in gross reductions for the investments, as applicable.
(4)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends , the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as allowances for PIK interest, dividends, discounts and closing fees.
(5)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2007

(in thousands, except share data)

(6)	As of December, 31, 2006, the portfolio company was classified as an Affiliate Investment. As of December, 31 2007, American Capital now has a controlling interest of more than 25% of the portfolio company and is therefore classified as a Control Investment.
(7)	As of December, 31, 2006, the portfolio company was classified as an Affiliate Investment. As of December, 31 2007, American Capital no longer has a controlling interest of more than 5% but less than 25% of the portfolio company and is therefore classified as a Non-Control Investment.
(8)	As of December, 31, 2006, the portfolio company was classified as a Non-Control Investment. As of December, 31 2007, American Capital now has a controlling interest of more than 25% of the portfolio company and is therefore classified as a Control Investment.
(9)	As of December, 31, 2006, the portfolio company was classified as a Control Investment. As of December, 31 2007, American Capital no longer has a controlling interest in the portfolio company and is therefore classified as a Non-Control Investment.
(10)	As of December, 31, 2006, the portfolio company was classified as a Control Investment. As of December, 31 2007, American Capital now has a controlling interest of more than 5% but less than 25% of the portfolio company and is therefore classified as an Affiliate Investment.
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.

See related notes at the end of this schedule.