Form 10-Q
period 2008-03-31
AMERICAN CAPITAL STRATEGIES LTD
filed 2008-05-12
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2008, was 202,896,718.

AMERICAN CAPITAL STRATEGIES, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	March 31, 2008	December 31, 2007

	(Unaudited)
Assets
Investments at fair value (cost of $10,292 and $10,667, respectively)
Non-Control/Non-Affiliate investments (cost of $6,199 and $6,467, respectively)	$5,521	$6,351
Affiliate investments (cost of $430 and $394, respectively)	417	396
Control investments (cost of $3,663 and $3,806, respectively)	3,697	4,177
Derivative agreements (cost of $0 and $0, respectively)	4	4

Total investments at fair value	9,639	10,928
Cash and cash equivalents	37	143
Restricted cash and cash equivalents	280	401
Interest receivable	55	56
Other	208	204

Total assets	$10,219	$11,732

Liabilities and Shareholders’ Equity
Debt ($157 and $267, maturing within one year, respectively)	$4,079	$4,824
Derivative agreements	150	77
Accrued dividends payable	196	195
Other	75	195

Total liabilities	4,500	5,291

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 210.0 and 201.4 issued and 203.1 and 195.9 outstanding, respectively	2	2
Capital in excess of par value	6,301	6,013
Undistributed net realized earnings	241	254
Net unrealized (depreciation) appreciation of investments	(825)	172

Total shareholders’ equity	5,719	6,441

Total liabilities and shareholders’ equity	$10,219	$11,732

Net asset value per common share	$28.16	$32.88

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2008	2007
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$166	$130
Affiliate investments	11	17
Control investments	81	59

Total interest and dividend income	258	206

Asset management and other fee income
Non-Control/Non-Affiliate investments	9	7
Affiliate investments	—	1
Control investments	25	36

Total asset management and other fee income	34	44

Total operating income	292	250

OPERATING EXPENSES:
Interest	63	62
Salaries, benefits and stock-based compensation	56	51
General and administrative	23	25

Total operating expenses	142	138

OPERATING INCOME BEFORE INCOME TAXES	150	112
Benefit for income taxes	1	2

NET OPERATING INCOME	151	114

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	(9)	2
Affiliate investments	1	—
Control investments	36	8
Taxes on net realized gain	(1)	—
Foreign currency	5	—
Derivative agreements	1	3

Total net realized gain on investments	33	13

Net unrealized (depreciation) appreciation of investments
Portfolio company investments	(997)	6
Foreign currency translation	73	8
Derivative agreements	(73)	(7)

Total net unrealized (depreciation) appreciation of investments	(997)	7

Total net (loss) gain on investments	(964)	20

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (NET (LOSS) EARNINGS)	$(813)	$134

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.77	$0.75
Diluted	$0.77	$0.73
NET (LOSS) EARNINGS PER COMMON SHARE:
Basic	$(4.16)	$0.88
Diluted	$(4.16)	$0.86
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	195.2	152.7
Diluted	195.2	156.1
DIVIDENDS DECLARED PER COMMON SHARE	$1.01	$0.89

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2008	2007
Operations:
Net operating income	$151	$114
Net realized gain on investments	33	13
Net unrealized (depreciaton) appreciation of investments	(997)	7

Net (decrease) increase in net assets resulting from operations	(813)	134

Shareholder distributions:
Common stock dividends from net operating income	(151)	(114)
Common stock dividends in excess of net operating income	(45)	(23)

Net decrease in net assets resulting from shareholder distributions	(196)	(137)

Capital share transactions:
Issuance of common stock	302	418
Issuance of common stock under stock option plans	3	6
Issuance of common stock under dividend reinvestment plan	—	12
Purchase of common stock held in deferred compensation trusts	(34)	(10)
Purchase of treasury stock	(6)	—
Stock-based compensation	23	18
Other	(1)	(2)

Net increase in net assets resulting from capital share transactions	287	442

Total (decrease) increase in net assets	(722)	439
Net assets at beginning of period	6,441	4,342

Net assets at end of period	$5,719	$4,781

Net asset value per common share at end of period	$28.16	$30.36

Common shares outstanding at end of period	203.1	157.5

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(813)	$134
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net unrealized depreciation (appreciation) of investments	997	(7)
Net realized gain on investments	(33)	(13)
Increase in accrued payment-in-kind interest and dividends	(58)	(37)
Collection of loan origination fees	6	5
Stock-based compensation and other deferred compensation expense	23	18
Decrease (increase) in interest receivable	2	(18)
(Increase) decrease in other assets	(13)	8
Decrease in other liabilities	(122)	(10)
Other	1	3

Net cash (used in) provided by operating activities	(10)	83

Investing activities:
Purchases of investments	(449)	(1,050)
Fundings on portfolio company revolving credit facility investments, net	(14)	(42)
Principal repayments	257	123
Proceeds from loan syndications and loan sales	274	424
Collection of payment-in-kind notes and dividends and accreted loan discounts	20	3
Proceeds from sale of equity investments	380	20
Capital expenditures for property and equipment	(4)	(8)
Other	5	3

Net cash provided by (used in) investing activities	469	(527)

Financing activities:
Repayment of notes payable from asset securitizations	(155)	—
(Payments) draws on revolving credit facilities, net	(652)	281
Proceeds (repayments) from TRS facility, net	52	(201)
Decrease in debt service escrows	120	145
Issuance of common stock	305	424
Purchase of common stock held in deferred compensation trusts	(28)	(10)
Purchase of treasury stock	(6)	—
Distributions paid	(201)	(118)
Other	—	(1)

Net cash (used in) provided by financing activities	(565)	520

Net (decrease) increase in cash and cash equivalents	(106)	76
Cash and cash equivalents at beginning of period	143	77

Cash and cash equivalents at end of period	$37	$153

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$—	$12

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2008	2007
Per Share Data:
Net asset value at beginning of the period	$32.88	$29.42

Net operating income(1)	0.77	0.75
Net realized gain on investments(1)	0.17	0.09
Net unrealized (depreciation) appreciation on investments(1)	(5.10)	0.04

Net (decrease) increase in net assets resulting from operations(1)	(4.16)	0.88
Issuance of common stock	0.12	0.88
Shareholder distributions	(1.01)	(0.89)
Other, net(2)	0.33	0.07

Net asset value at end of period	$28.16	$30.36

Ratio/Supplemental Data:
Per share market value at end of period	$34.16	$44.31
Total gain (loss)(3)	6.65%	(2.20)%
Shares outstanding at end of period	203.1	157.5
Net assets at end of period	$5,719	$4,781
Average net assets(4)	$6,080	$4,562
Average debt outstanding(5)	$4,833	$4,011
Average debt per common share(1)	$24.76	$26.27
Ratio of operating expenses, net of interest expense, to average net assets	1.31%	1.67%
Ratio of interest expense to average net assets	1.04%	1.36%

Ratio of operating expenses to average net assets	2.35%	3.03%
Ratio of net operating income to average net assets	2.48%	2.50%

(1)	Weighted average basic per share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the purchase of treasury stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total gain (loss) is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan.
(4)	Based on the average of ending net assets as of the end of each reporting period.
(5)	Based on a daily weighted average balance of debt outstanding for the period.

See accompanying notes.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants (1)	250,000	$—	$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt (15.0%, Due 11/13 – 11/14)(7)		53.2	52.5	52.5
		Convertible Preferred Stock	70,752		79.0	94.0
		Common Stock(1)	17,687,156		17.7	23.0

					149.2	169.5
Algoma Holding Company	Building Products	Subordinated Debt (13.0%, Due 4/13)(7)		13.1	13.0	13.0
		Convertible Preferred Stock(1)	23,319		—	7.8

					13.0	20.8
American Acquisition, LLC	Capital Markets	Senior Debt (13.3%, Due 12/12)		17.9	17.4	17.4
AmWins Group, Inc.	Insurance	Senior Debt (8.6%, Due 6/14)(7)		18.6	18.6	13.0
Aspect Software	IT Services	Senior Debt (11.5%, Due 7/12)		20.0	19.8	18.9
Astrodyne Corporation	Electrical Equipment	Senior Debt (11.1%, Due 4/11)(7)		6.5	6.5	6.5
		Subordinated Debt (12.0%, Due 4/12)(7)		11.0	10.9	11.0
		Redeemable Preferred Stock(1)	1		—	—
		Convertible Preferred Stock	322,208		6.8	12.7

					24.2	30.2
Avalon Laboratories	Health Care Equipment &	Senior Debt (10.6%, Due 1/14)(7)		15.0	14.7	15.0
Holding Corp.	Supplies	Subordinated Debt (16%, Due 1/15)(7)		21.1	20.9	21.1
		Convertible Preferred Stock	148,742		24.7	21.1
		Common Stock(1)	7,829		1.3	—

					61.6	57.2
Avanti Park Place LLC	Real Estate	Senior Debt (8.3%, Due 6/10)		6.2	6.2	6.2
Axygen Holdings	Health Care Equipment &	Subordinated Debt (14.5%, Due 9/14)(7)		60.4	59.6	59.6
Corporation	Supplies	Redeemable Preferred Stock	205,204		41.7	60.4
		Convertible Preferred Stock	48,736		13.7	13.7
		Common Stock(1)	2,566		0.2	0.4
		Common Stock Warrants(1)	205,204		19.1	29.0

					134.3	163.1
Barton-Cotton Holding	Commercial Services &	Subordinated Debt (14.0%, Due 9/14)(7)		30.7	30.3	30.7
Corporation	Supplies	Redeemable Preferred Stock(1)	28,263		15.7	17.9
		Convertible Preferred Stock(1)	67,158		6.7	—
		Common Stock Warrants(1)	125,610		12.6	—

					65.3	48.6
BBB Industries, LLC	Auto Components	Senior Debt (8.3%, Due 6/14)(7)		21.2	21.2	17.9
Belloto Holdings	Household Durables	Subordinated Debt (15.0%, Due 6/17)		3.8	3.8	3.8
Limited(3)		PIK Note (15.0%, Due 12/17)(1)			9.0	7.4
		Ordinary Shares(1)	32,434		0.1	—

					12.9	11.2
Berry-Hill Galleries, Inc.	Distributors	Senior Debt (14.2%, Due 9/08 – 3/10)		26.1	26.0	26.0
		Common Stock Warrants(1)	1		0.1	0.1

					26.1	26.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
BSW Investors II, LLC	Real Estate	Senior Debt (7.3%, Due 8/28)(7)		2.0	2.0	2.0
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (11.2%, Due 7/12)(7)		8.0	8.0	7.5
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt (10.6%, Due 9/14)(7)		30.0	29.7	24.3
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt (9.4%, Due 10/13)(7)		15.0	15.0	12.2
CH Holding Corp.	Leisure Equipment & Products	Senior Debt (9.8%, Due 5/11)(6)		13.1	13.0	5.0
		Redeemable Preferred Stock(1)	21,215		42.7	—
		Convertible Preferred Stock(1)	665,000		—	—
		Common Stock(1)	1		—	—

					55.7	5.0
Cinelease, Inc.	Electronic Equipment &	Senior Debt (8.9%, Due 12/8—3/13)(7)		61.6	61.0	54.1
	Instruments	Common Stock(1)	583		0.6	0.3

					61.6	54.4
CMX Inc.	Construction &	Senior Debt (8.4%, Due 5/11—5/12)(7)		145.8	144.3	134.4
	Engineering	Common Stock(1)	35,000		0.1	—

					144.4	134.4
Compusearch Holdings	Software	Subordinated Debt (12.0%, Due 6/12)(7)		12.5	12.4	12.4
Company, Inc.		Convertible Preferred Stock(1)	23,342		0.9	0.9

					13.3	13.3
Consolidated Bedding,	Household Durables	Senior Debt (12.2%, Due 6/13)(7)		64.7	64.2	63.4
Inc.		Senior Debt (13.1%, Due 6/13)(7)(6)		55.5	54.5	10.1
		Subordinated Debt (20.0%, Due 12/13)(6)		40.2	36.0	—
		Common Stock Warrants(1)	154,127		—	—

					154.7	73.5
Contec Holdings Ltd.	Commercial Services and Supplies	Subordinated Debt (14.0%, Due 6/13—6/14)(7)		87.1	86.1	87.1
		Convertible Preferred Stock	76,952		88.2	141.0
		Common Stock(1)	19,237,842		19.2	35.2

					193.5	263.3
Corrpro Companies, Inc.	Construction &	Subordinated Debt (12.5%, Due 3/11)(7)		14.0	12.2	12.5
	Engineering	Redeemable Preferred Stock	1,165,930		1.4	2.0
		Common Stock Warrants(1)	5,022,576		3.5	6.6

					17.1	21.1
CyrusOne Networks, LLC	IT Services	Senior Debt (10.4%, Due 1/14)(7)		16.3	16.2	15.4
DelStar, Inc.	Building Products	Subordinated Debt (14.0%, Due 12/12)(7)		18.5	18.2	18.2
		Redeemable Preferred Stock	26,613		14.9	31.8
		Convertible Preferred Stock	29,569		3.2	3.5
		Common Stock Warrants(1)	89,020		16.9	11.5

					53.2	65.0
Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)(7)		28.6	28.3	28.3

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Dyno Holding Corp.	Auto Components	Senior Debt (7.1%, Due 11/13)		45.5	45.1	45.5
		Subordinated Debt (16.0%, Due 11/14)(7)		26.8	26.5	26.8
		Convertible Preferred Stock	389,759		41.3	40.3
		Common Stock(1)	97,440		10.1	—

					123.0	112.6
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units(1)	2,049,204		0.7	3.8
Edline, LLC	Software	Subordinated Debt (14.0%, Due 7/13)(7)		17.9	13.8	18.3
		Membership Warrants(1)	6,447,500		6.0	11.0

					19.8	29.3
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt (14.8%, Due 8/12—11/14)(7)		25.7	25.4	25.4
		Convertible Preferred Stock(1)	861,364		20.9	20.2

					46.3	45.6
FCC Holdings, LLC	Commercial Banks	Subordinated Debt (17.7%, Due 12/12)		75.0	74.3	74.3
Ford Motor Company(2)	Automobiles	Senior Debt (12.9%, Due 6/11)			(5.0)	(16.5)
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)(6)		16.0	11.1	2.6
		Common Stock Warrants(1)	122,397		0.1	—

					11.2	2.6
FPI Holding Corporation	Food Products	Senior Debt (8.1%, Due 5/11—5/12)(7)		57.9	57.2	57.9
		Redeemable Preferred Stock(1)	4,469		39.1	1.0
		Convertible Preferred Stock(1)	21,715		23.3	—
		Common Stock(1)	5,429		5.8	—

					125.4	58.9
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt (10.8%, Due 4/14)		47.7	40.5	36.0
FU/WD Opa Locka, LLC	Real Estate	Senior Debt (8.0%, Due 9/17—9/24)		32.9	31.4	31.1
Golden Key US LLC	Diversified Financial Services	Commercial Paper (5.3%, Due 1/14)(1)		7.3	7.3	5.3
HMSC Corporation	Insurance	Senior Debt (9.5%, Due 10/14)(7)		3.5	3.5	2.6
HomeAway, Inc.	Diversified Consumer	Senior Debt (8.9%, Due 12/12)(7)		96.8	95.9	95.9
	Services	Redeemable Preferred Stock	384,297		0.7	0.5
		Convertible Preferred Stock	1,923,786		10.6	24.8
		Common Stock(1)	153,475		0.3	2.0

					107.5	123.2
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (15.6%, Due 7/12)(7)		35.2	34.9	34.9
		Redeemable Preferred Stock	2,915		5.3	5.3

					40.2	40.2
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt (10.6%, Due 4/14)		20.0	20.0	18.8
Infiltrator Systems, Inc.	Building Products	Senior Debt (10.1%, Due 10/13)(7)		52.2	51.5	50.8

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Innova Holdings, Inc.	Energy Equipment &	Senior Debt (10.6%, Due 3/13)(7)		11.5	11.4	11.4
	Services	Subordinated Debt (15.0%, Due 3/14)(7)		17.4	17.1	17.1
		Convertible Preferred Stock	14,283		17.8	30.2

					46.3	58.7
Inovis International, Inc.	Software	Senior Debt (9.6%, Due 5/10)(7)		88.0	87.3	87.3
Intergraph Corporation	Software	Senior Debt (9.1%, Due 12/14)(7)		3.0	3.0	2.7
iTradeNetwork, Inc.	IT Services	Senior Debt (9.9%, Due 12/13)(7)		25.0	24.8	24.3
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (8.2%, Due 12/14)(7)		19.1	19.1	13.4
Jones Stephens Corp.	Building Products	Subordinated Debt (13.5%, Due 9/13—9/14)(7)		22.9	22.6	22.6
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt (9.6%, Due 1/14 )(7)		24.8	24.5	25.1
KIK Custom Products, Inc.(3)	Household Products	Senior Debt (7.6%, Due 11/14)(6)		22.5	22.5	6.4
LCW Holdings, LLC	Real Estate	Senior Debt (9.6%, Due 10/12)		33.4	32.3	32.6
		Warrant (12.5% Membership interest)(1)			0.8	1.9

					33.1	34.5
LJVH Holdings Inc.(3)	Beverages	Senior Debt (9.8%, Due 1/15)(7)		28.6	28.6	24.9
LN Acquisition Corp.	Machinery	Senior Debt (8.7%, Due 1/15)(7)		21.6	21.6	19.6
Logex Corporation	Road & Rail	Subordinated Debt (12.2%, Due 7/08)(6)		12.3	9.1	1.1
LTM Enterprises, Inc.	Personal Products	Senior Debt (11.1%, Due 11/11)(7)		19.1	19.1	18.3
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt (14.8%, Due 1/13)(7)		13.8	13.7	13.7
Medical Billing Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 9/13)(7)		10.5	10.3	10.3
		Convertible Preferred Stock	13,199		14.9	19.8
		Common Stock(1)	3,299,582		3.3	4.5

					28.5	34.6
Mirion Technologies	Electrical Equipment	Senior Debt (8.5%, Due 5/08—11/11)(7)		118.3	117.6	120.7
		Subordinated Debt (15.4%, Due 9/09—5/12)(7)		49.4	49.0	49.4
		Convertible Preferred Stock	435,724		44.3	84.6
		Common Stock(1)	24,503		2.8	3.4
		Common Stock Warrants(1)	222,156		18.6	29.6
					232.3	287.7
Mitchell International, Inc.	IT Services	Senior Debt (7.9%, Due 3/15)(7)		5.0	5.0	4.3
MTS Group, LLC	Textiles, Apparel & Luxury Goods	Senior Debt (9.7%, Due 10/08—10/11)(7)		18.8	18.7	18.7
		Subordinated Debt (16.0%, Due 10/12)(6)		17.7	14.0	1.6
		Common Units(1)	558,214		0.7	—

					33.4	20.3
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt (11.2%, Due 9/14)(7)		53.0	52.8	47.0

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
NBD Holdings Corp.	Diversified Financial	Senior Subordinated Debt (14.0%, Due 8/13)(7)		44.8	44.3	44.3
	Services	Convertible Preferred Stock(1)	84,174		9.8	9.8
		Common Stock (1)	633,408		0.1	0.1

					54.2	54.2
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt (7.7%, Due 10/15)(7)		5.6	5.6	5.6
Nivel Holdings, LLC	Distributors	Senior Debt (10.7%, Due 10/13)(7)		63.3	62.4	62.4
NPC Holdings, Inc.	Building Products	Senior Debt (9.6%, Due 6/08 – 6/12)(7)		5.2	5.2	5.2
		Subordinated Debt (15.0%, Due 6/13)(6)(7)		8.6	7.9	5.9
		Redeemable Preferred Stock(1)	7,739		5.2	—
		Convertible Preferred Stock(1)	7,981		0.8	—
		Preferred Stock Warrants(1)	25,523		2.5	—
		Common Stock(1)	47		—	—

					21.6	11.1
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt (9.0%, Due 4/13 – 4/14)(7)		295.2	292.1	252.1
		Subordinated Debt (11.5%, Due 4/14)		55.1	55.1	40.6
		Common Stock(1)	565,885		—	0.6

					347.2	293.3
Pan Am International Flight	Commercial Services &	Senior Debt (7.1%, Due 4/12 – 7/12)(7)		21.3	21.0	21.0
Academy, Inc.	Supplies	Senior Subordinated Debt (16.0%, Due 7/13)(7)		27.2	26.9	26.9
		Convertible Preferred Stock (1)	8,234		8.3	12.8

					56.2	60.7
PHC Acquisition, Inc.	Diversified Consumer	Subordinated Debt (14.8%, Due 3/12 – 3/13)(7)		26.8	26.5	26.8
	Services	Convertible Preferred Stock(1)	6,556		0.3	0.5
		Common Stock(1)	529,153		23.0	45.6

					49.8	72.9
Phillips & Temro	Auto Components	Senior Debt (9.5%, Due 12/10 – 12/11)(7)		23.8	23.7	23.7
Industries, Inc.		Subordinated Debt (15.0%, Due 12/12)(7)		16.9	17.0	17.0

					40.7	40.7
Ranpak Acquisition Company	Containers & Packaging	Senior Debt (10.5%, Due 12/13 – 12/14)		151.7	150.0	146.3
RDR Holdings, Inc.	Household Durables	Subordinated Debt (15.3%, Due 10/14 – 10/15)(7)		181.6	179.9	181.6
		Convertible Preferred Stock	154,142		158.8	132.0
		Common Stock(1)	1,541,415		1.5	—

					340.2	313.6
Rhinebridge, LLC	Diversified Financial Services	Commercial Paper (5.3%, Due 1/14)(1)		23.5	23.5	19.3
Roarke – Money Mailer, LLC	Media	Common Membership Units(1)	20,404		0.9	2.3

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Safemark Acquisitions, Inc.	Commercial Services &	Senior Debt (9.0%, Due 7/09 – 6/10)(7)		26.6	26.5	26.6
	Supplies	Subordinated Debt (14.3%, Due 6/11 – 6/12)(7)		10.6	10.4	10.4
		Subordinated Debt (15.0%, Due 6/12)(6)(7)		3.3	2.2	0.6
		Redeemable Preferred Stock(1)	7,700		4.8	—
		Convertible Preferred Stock(1)	2,100		0.2	—
		Preferred Stock Warrants(1)	35,522		3.5	—

					47.6	37.6
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock(1)	67,973		4.6	—
Sanlo Holdings, Inc.	Electrical Equipment	Common Stock Warrants(1)	5,187		0.5	1.0
Scanner Holdings	Computers & Peripherals	Senior Debt (6.6%, Due 5/13)(7)		16.7	16.4	16.4
Corporation		Subordinated Debt (14.0%, Due 5/14)(7)		20.3	20.1	20.1
		Convertible Preferred Stock	7,764		7.8	7.8
		Common Stock(1)	78,242		0.1	0.1

					44.4	44.4
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock(1)	12,281		0.7	—
Seroyal Holdings, L.P.(3)	Health Care Equipment &	Redeemable Preferred Partnership Units(1)	26,274		0.4	0.5
	Supplies	Partnership Units(1)	95,280		0.8	1.4

					1.2	1.9
Small Smiles Holding Company, LLC	Health Care Providers & Services	Subordinated Debt (15.0%, Due 9/13 – 9/14)(7)		96.3	95.1	89.5
SSH Acquisition, Inc.	Commercial Services &	Senior Debt (11.7%, Due 9/12)(7)		12.5	12.4	12.4
	Supplies	Subordinated Debt (14.0%, Due 9/13)(7)		19.6	19.4	19.4
		Convertible Preferred Stock	297,896		22.7	67.7

					54.5	99.5
Stein World, LLC	Household Durables	Senior Debt (13.3%, Due 10/11)(6)		8.9	8.5	—
		Subordinated Debt (19.3%, Due 10/12 – 10/13)(6)		28.0	23.0	—

					31.5	—
Supreme Corq Holdings, LLC	Household Products	Common Membership Warrants(1)	5,670		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt (10.1%, Due 8/14)(7)		48.5	48.0	45.7
Tanenbaum-Harber Co.	Insurance	Redeemable Preferred Stock	376		0.4	0.4
Holdings, Inc.		Common Stock(1)	3,861		0.1	0.1

					0.5	0.5
Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants(1)	792,149		1.7	12.8
The Tensar Corporation	Construction &	Senior Debt (10.7%, Due 5/13)(7)		82.0	81.0	81.0
	Engineering	Subordinated Debt (17.5%, Due 10/13)		38.5	38.2	38.2

					119.2	119.2

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
TestAmerica	Commercial Services &	Senior Debt (9.3%, Due 12/11 – 12/13)(7)		26.7	26.1	26.1
Environmental Services,	Supplies	Subordinated Debt (14.0%, Due 12/14)(7)		41.0	40.5	40.5
LLC		Preferred Unit	11,659,298		8.1	8.5
		Preferred Unit Warrants(1)	1,998,961		4.8	1.1

					79.5	76.2
ThreeSixty Sourcing,	Commercial Services &	Senior Debt (11.1%, Due 9/08)		4.5	4.5	4.5
Inc.(3)	Supplies	Common Stock Warrants(1)	35		4.1	1.1

					8.6	5.6
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (8.7%, Due 6/15)(7)		50.0	49.5	48.2
triVIN, Inc.	Commercial Services &	Subordinated Debt (15.0%, Due 6/14 – 6/15)(7)		19.4	19.3	19.4
	Supplies	Convertible Preferred Stock	24,700		26.4	28.7
		Common Stock(1)	6,319,923		6.3	6.9

					52.0	55.0
Tyden Caymen Holdings	Electronic Equipment &	Senior Debt (10.6%, Due 11/11)(7)		12.0	11.9	12.0
Corp.	Instruments	Subordinated Debt (13.8%, Due 5/12)(7)		14.5	14.3	14.5
		Common Stock(1)	1,165,930		1.2	2.9

					27.4	29.4
UFG Holding Corp.	Food Products	Subordinated Debt (15.0%, Due 5/15 – 5/16)(7)		55.0	54.3	54.3
		Redeemable Preferred Stock(1)	20,602		12.6	4.1
		Convertible Preferred Stock(1)	25,752		2.6	—
		Common Stock(1)	25,752		10.6	—

					80.1	58.4
Unique Fabricating	Auto Components	Senior Debt (13.3%, Due 2/10 – 2/12)(7)		4.7	4.6	4.6
Incorporated		Subordinated Debt (17.0%, Due 2/13)(7)		7.6	7.5	7.5
		Redeemable Preferred Stock(1)	1,458		2.0	1.7
		Common Stock Warrants(1)	6,862		0.2	—

					14.3	13.8
US Express Leasing, Inc.	Diversified Financial	Subordinated Debt (11.1%, Due 7/14)		37.6	37.6	37.6
	Services	Common Stock Warrants(1)	20,427		—	—
		Preferred Stock Warrants(1)	35,035		—	—

					37.6	37.6
Velocity Financial Group, Inc.	Diversified Financial Services	Convertible Preferred Stock(1)	11,659,298		20.4	18.8
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt (10.6%, Due 12/12)(7)		25.7	25.3	22.2
		Subordinated Debt (20.0%, Due 12/13)(6)(7)		23.0	19.2	7.5

					44.5	29.7
Visador Holding Corp.	Building Products	Subordinated Debt (15.0%, Due 2/10)(6)		11.1	9.1	3.0
		Common Stock Warrants(1)	4,284		0.5	—

					9.6	3.0
WRH, Inc.	Biotechnology	Senior Debt (6.8%, Due 9/13)		4.4	4.4	4.4
		Subordinated Debt (15.0%, Due 7/14 – 9/14)(7)		77.0	76.3	77.0
		Convertible Preferred Stock	2,008,575		212.6	257.2
		Common Stock(1)	502,144		49.9	61.7

					343.2	400.3

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
WSACS RR Holdings LLC	Real Estate	Partnership Units	2,185,637		2.2	2.2
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (9.8%, Due 12/11 – 12/13)(7)		35.0	34.5	32.0
Zencon Holdings	Internet Software &	Senior Debt (9.0%, Due 5/13)(7)		19.3	19.1	19.3
Corporation	Services	Subordinated Debt (15.3%, Due 5/14)(7)		20.5	20.3	20.5
		Convertible Preferred Stock	5,246,686		9.5	26.1

					48.9	65.9
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt (8.2%, Due 9/24)(7)		1.1	1.0	0.6
ZSF/WD Hammond, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)(7)		41.3	39.4	39.0
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt (8.1%, Due 9/17 – 9/24)		20.6	19.6	18.6
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)		34.2	32.6	32.3
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt (8.2%, Due 9/24)		0.4	0.4	0.4
ZSF/WD Orlando, LLC	Real Estate	Senior Debt (8.1%, Due 9/17 – 9/24)		20.9	19.8	18.9

CMBS AND REAL ESTATE CDO INVESTMENTS

ACAS CRE CDO 2007-1, Ltd.	Real Estate	Class C through Class N Notes (5.7%, Due 11/31)		345.5	200.8	11.4
		Preferred Shares	415,820,971		19.6	—

					220.4	11.4
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 4/17)(7)		14.0	8.5	5.4
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates (6.6%, Due 12/17)		14.8	10.0	5.6
Citigroup Commercial Mortgage Securites Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates (5.4%, Due 7/17)		116.3	50.2	27.1
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 10/17)		11.1	8.4	2.9
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates (6.3%, Due 11/37 – 11/40)		24.0	9.3	5.2
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 7/17)		13.2	10.4	3.3
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.5%, Due 5/17 – 12/19)		37.0	31.0	10.2
GS Morgtage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 7/17)(7)		63.7	51.4	17.2

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 7/17)		144.7	63.0	30.1
J.P. Morgan Chase	Real Estate	Receivable net of Forward Purchase commitment to purchase J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11, Commercial Mortgage Pass-Through Certificates (5.6%, Due 7/17) (Notional $10 million)			2.1	0.9
LB-UBS	Real Estate	Receivable net of Forward Purchase commitment to purchase LB-UBS Commercial Mortgage Trust 2007-C6, Commercial Mortgage Pass-Through Certificates (6.2%, Due 8/17) (Notional amount $25.4 million)			8.4	1.7
ML-CFC	Real Estate	Receivable net of Forward Purchase commitment to purchase ML-CFC Commercial Mortgage Trust 2007-8, Commercial Mortgage Pass-Through Certificates (6.0%, Due 8/17) (Notional amount $32.8 million)			10.9	4.9
Wachovia Bank Commercial Mortgage Trust, Series 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates (6.0%, Due 11/16)		5.0	3.0	1.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 10/17)(7)		141.6	64.2	31.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 10/17—9/24)(7)		96.2	42.3	25.2

CLO INVESTMENTS

ACAS CLO 2007-1, Ltd.		Secured Notes (9.6%, Due 11/31—11/52 )(7)		8.5	8.5	4.7
		Subordinated Notes			24.7	12.5

					33.2	17.2
Ares VIII CLO, Ltd.		Preference Shares	5,000		3.8	2.3
Ares IIIR/IVR CLO Ltd.		Subordinated Notes	20,000		18.2	10.5
Babson CLO Ltd. 2006-II		Income Notes	15,000		14.4	11.2
BALLYROCK CLO 2006-2 LTD.		Deferrable Notes		2.5	2.1	1.3
Cent CDO 12 Limited		Income Notes	26,355,270		24.0	15.4
Centurion CDO 8 Limited		Subordinated Notes	5,000		3.3	2.4
CoLTs 2005-1 Ltd.(3)		Preference Shares(1)	360		6.7	3.0
CoLTs 2005-2 Ltd.(3)		Preference Shares	34,170,000		31.8	10.8
Eaton Vance CDO X PLC(3)		Secured Subordinated Income Notes	30		13.1	7.3

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Flagship CLO V		Deferrable Notes		1.7	1.3	0.9
		Subordinated Securities	15,000		14.0	6.9

					15.3	7.8
Galaxy III CLO, Ltd		Subordinated Notes	4,000		2.5	1.5
LightPoint CLO IV, LTD		Income Notes	6,700,000		6.1	2.8
LightPoint CLO VIII, Ltd.		Deferrable Notes		7.0	6.5	5.7
LightPoint CLO VII, Ltd.		Subordinated Notes	90		8.2	4.4
Mayport CLO Ltd.		Income Notes	14,000		13.1	8.1
NYLIM Flatiron CLO 2006-1 LTD.(3)		Subordinated Securities	10,000		9.5	4.8
Sapphire Valley CDO I, Ltd.		Subordinated Notes	14,000,000		13.3	6.7
Vitesse CLO, Ltd.		Preferred Securities	15,000,000		13.7	7.4

CDO INVESTMENTS
ZAIS Investment Grade Limited IX		Subordinated Notes(1)	14,500		12.3	0.4
Subtotal Non-Control /Non-Affiliate Investments (57% of total investment assets and liabilities at fair value)					6,199.5	5,521.0

AFFILIATE INVESTMENTS
Aptara, Inc.	IT Services	Subordinated Debt (16.7%, Due 8/09)(7)		53.3	53.0	53.0
		Redeemable Preferred Stock	13,942		15.1	15.9
		Convertible Preferred Stock(1)	2,549,410		8.7	14.9
		Preferred Stock Warrants(1)	172,382		0.9	1.0

					77.7	84.8
BLI Partners, LLC	Personal Products	Common Membership Interest(1)			17.3	2.3
CCRD Operating Company, Inc.	Diversified Consumer Services	Senior Debt (11.0%, Due 6/13)(7)		143.5	142.5	142.5
		Subordinated Debt (15.0%, Due 6/14)		10.4	10.2	10.2
		Common Stock(1)	729,763		1.6	8.6

					154.3	161.3
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock(1)	5,489,656		2.6	2.6
EAG Limited(2)(3)	Commercial Services & Supplies	Common Stock(1)	8,275,000		14.6	12.9
Egenera, Inc.	Computers & Peripherals	Convertible Preferred Stock(1)	8,046,865		25.0	25.0
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)	3,231,417		5.2	5.2
IS Holdings I, Inc.	Software	Senior Debt (9.1%, Due 6/14)(7)		20.0	19.8	17.9
		Redeemable Preferred Stock	1,297		1.5	1.5
		Common Stock(1)	1,165,930		—	4.4

					21.3	23.8
Marcal Paper Mills. Inc.	Household Products	Common Stock Warrants(1)	209,255		—	—
		Common Stock(1)	146,478		—	—

					—	—

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)	12,563,900		7.3	7.3
NextPoint Networks, Inc.	Communications	Convertible Preferred Stock(1)	10,416,324		11.0	8.9
	Equipment	Common Stock(1)	1,542,366		2.5	1.5

					13.5	10.4
Nursery Supplies, Inc.	Containers & Packaging	Redeemable Preferred Stock(1)	2,116		—	—
		Common Stock Warrants(1)	625		—	—

					—	—
Qualitor Component	Auto Components	Subordinated Debt (17.0%, Due 12/12)(7)		33.3	33.0	33.5
Holdings, LLC		Redeemable Preferred Stock(1)	3,150,000		3.2	1.2
		Common Units(1)	350,000		0.3	—

					36.5	34.7
Radar Detection	Household Durables	Senior Debt (10.0%, Due 11/12)(7)		13.0	13.0	12.6
Holdings Corp.		Common Stock(1)	40,688		0.6	7.0

					13.6	19.6
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (16.0%, Due 9/12)(7)		18.9	18.7	18.7
		Common Stock(1)	7,000		7.0	1.5

					25.7	20.2
Tymphany Corporation	Electronic Equipment & Instruments	Convertible Preferred Stock(1)	7,723,525		12.3	2.9
WFS Holding, Inc.	Software	Convertible Preferred Stock	20,403,772		2.6	3.6
Subtotal Affiliate Investments (4% of total investment assets and liabilities at fair value)					429.5	416.6

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)	589		14.6	5.6
Aeriform Corporation	Chemicals	Subordinated Debt (0.0%, Due 5/09)(1)		4.1	3.0	0.8
American Capital, LLC	Capital Markets	Senior Debt (9.7%, Due 9/12)		10.6	10.4	10.4
		Common Membership Interest	100%		58.5	329.1

					68.9	339.5
American Driveline Systems, Inc.	Commercial Services & Supplies	Subordinated Debt (14.0%, Due 12/14—12/15)(7)		41.2	40.7	41.2
		Redeemable Preferred Stock	403,357		25.8	41.6
		Common Stock(1)	128,681		10.8	5.0
		Common Stock Warrants(1)	204,663		17.3	8.0

					94.6	95.8
Auxi Health, Inc.	Health Care Providers & Services	Subordinated Debt (14.0%, Due 3/09)(6)		10.1	4.4	2.0
BPWest, Inc.	Energy Equipment &	Subordinated Debt (15.0%, Due 7/12)(7)		8.6	8.5	8.5
	Services	Redeemable Preferred Stock	5,167		6.0	6.4
		Common Stock(1)	516,643		—	70.7

					14.5	85.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)	8,500,100		1.5	0.4
CIBT Travel Solutions,	Commercial Services &	Senior Debt (7.1%, Due 1/13—1/14)		76.5	75.6	75.6
LLC	Supplies	Subordinated Debt (15.0%, Due 1/15—1/16)		42.2	41.8	41.8
		Convertible Preferred Stock	776,800		77.7	77.7
		Common Stock(1)	194,200		19.4	19.4

					214.5	214.5
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)	9,738,995		10.0	10.0
Core Business Credit,	Diversified Financial	Common Units(1)	33,313		3.3	3.3
LLC	Services	Convertible Preferred Units(1)	133,250		13.3	13.3

					16.6	16.6
Credit Opportunities Fund I, LLC	Diversified Financial Services	Common Membership Interest	100%		53.7	51.3
DanChem Technologies,	Chemicals	Senior Debt (8.7%, Due 12/10)		15.2	15.2	15.2
Inc.		Redeemable Preferred Stock(1)	9,067		7.6	1.9
		Common Stock(1)	299,403		1.8	—
		Common Stock Warrants(1)	401,622		2.2	—

					26.8	17.1
ECA Acquisition Holdings,	Health Care Equipment &	Subordinated Debt (16.5%, Due 12/14)		12.6	12.5	12.6
Inc.	Supplies	Common Stock(1)	583		11.1	18.8

					23.6	31.4
eLynx Holdings, Inc.	IT Services	Senior Debt (11.3%, Due 12/09—9/12)(7)		18.0	17.9	18.0
		Subordinated Debt (18.3%, Due 12/10—12/12)(6)		10.6	9.4	0.7
		Redeemable Preferred Stock(1)	21,114		8.9	—
		Common Stock(1)	11,261		1.1	—
		Common Stock Warrants(1)	131,280		13.1	—

					50.4	18.7
Endeavor Fund I, LP	Capital Markets	Common Membership Interest	100%		105.0	103.1
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (13.3%, Due 5/11)(6)		11.6	10.0	10.2
		Subordinated Debt (16.8%, Due 5/12 – 5/13)(6)		14.2	10.9	—
		Convertible Preferred Stock(1)	233,201		11.4	—
		Preferred Stock Warrants(1)	40,000		—	—

					32.3	10.2
European Capital	Diversified Financial	Senior Debt (10.1%, Due 2/11)			(3.8)	—
Limited(2)(3)	Services	Ordinary Shares	72,305,938		921.8	789.5

					918.0	789.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
European Touch, LTD. II	Commercial Services &	Senior Subordinated Debt (12.0%, Due 12/9)		2.6	2.6	2.6
	Supplies	Senior Subordinated Debt (17.0%, Due 12/10)(6)		11.2	10.5	7.0
		Junior Subordinated Debt (20.0%, Due 12/10)(6)		6.4	4.9	2.9
		Redeemable Preferred Stock(1)	263		0.2	—
		Common Stock(1)	1,688		0.9	—
		Common Stock Warrants(1)	7,105		3.7	—

					22.8	12.5
EXPL Pipeline Holdings	Oil, Gas & Consumable	Senior Debt (9.3%, Due 1/17)(7)		42.0	41.6	42.0
LLC	Fuels	Common Membership Units(1)	58,297		44.5	50.4

					86.1	92.4
Fosbel Global Services	Commercial Services &	Subordinated Debt (15.4%, Due 12/13 – 12/14)		35.6	35.3	35.6
(LUXCO) S.C.A(3)	Supplies	Redeemable Preferred Stock(1)	18,449,456		18.5	12.9
		Convertible Preferred Stock(1)	1,519,368		3.0	—
		Common Stock(1)	108,526		0.2	—

					57.0	48.5
Fountainhead Estate	Internet Software &	Senior Debt (7.1%, Due 10/13)		36.1	36.1	36.1
Holding Corp.(3)	Services	Convertible Preferred Stock(1)	59,250		59.3	1.7

					95.4	37.8
FreeConferenceroom.com,	Diversified	Senior Debt (9.5%, Due 4/11 – 5/11)(7)		16.4	16.2	16.4
Inc.	Telecommunication	Subordinated Debt (15.0%, Due 5/12)		9.8	9.7	9.8
	Services	Redeemable Preferred Stock(1)	12,375,428		12.1	1.5
		Common Stock(1)	5,860,400		2.3	—
		Common Stock Warrants(1)	6,515,028		—	—

					40.3	27.7
Future Food, Inc.	Food Products	Senior Debt (8.1%, Due 7/10)		16.8	16.7	16.7
		Subordinated Debt (12.4%, Due 7/11 – 7/12)(6)		14.0	12.6	5.9
		Common Stock(1)	64,917		12.9	—
		Common Stock Warrants(1)	6,500		1.3	—

					43.5	22.6
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (10.9%, Due 2/10 – 2/12)(7)		49.4	49.1	49.1
		Subordinated Debt (15.0%, Due 2/13)(7)		31.9	31.5	31.5
		Common Stock(1)	129,514		15.6	25.8

					96.2	106.4
FV Holdings Corporation	Food Products	Subordinated Debt (14.5%, Due 6/15)(7)		22.7	22.7	22.7
		Convertible Preferred Stock	292		14.3	23.6
		Common Stock(1)	125		6.1	10.1

					43.1	56.4
Halex Holdings Corp.	Construction Materials	Senior Debt (7.4%, Due 7/8)		9.8	9.8	9.8
		Senior Debt (11.6%, Due 10/8)(6)		13.6	13.6	2.3
		Subordinated Debt (15.9%, Due 8/10)(6)		17.8	15.9	—
		Redeemable Preferred Stock(1)	21,464,046		28.5	—
		Common Stock(1)	30,263,219		—	—
		Common Stock Warrants(1)	18,750,000		—	—

					67.8	12.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Hartstrings Holdings Corp.	Textiles, Apparel &	Senior Debt (9.3%, Due 12/10)		12.9	12.7	12.7
	Luxury Goods	Convertible Preferred Stock(1)	10,196		2.9	0.6
		Common Stock(1)	14,250		4.8	—

					20.4	13.3
Hospitality Mints, Inc.	Food Products	Senior Debt (10.9%, Due 11/10)(7)		7.3	7.2	7.2
		Subordinated Debt (12.4%, Due 11/11 – 11/12)(7)		18.5	18.3	18.3
		Convertible Preferred Stock	55,497		12.3	21.0
		Common Stock Warrants(1)	86,817		0.1	2.5

					37.9	49.0
Imperial Supplies Holdings,	Trading Companies and	Subordinated Debt (16.0%, Due 10/14)		21.4	21.2	21.4
Inc	Distributors	Redeemable Preferred Stock	19,604		13.5	20.4
		Convertible Preferred Stock	19,604		20.8	20.8
		Common Stock(1)	442,187		11.3	1.8

					66.8	64.4
Kingway Inca Clymer	Building Products	Subordinated Debt (12.3%, Due 4/12)(6)		1.0	0.2	1.0
Holdings, Inc.		Redeemable Preferred Stock(1)	13,709		9.6	0.9
		Common Stock(1)	7,826		—	—

					9.8	1.9
Lifoam Holdings, Inc.	Leisure Equipment &	Senior Debt (8.3%, Due 6/08 – 6/10)(7)		43.3	43.2	43.3
	Products	Subordinated Debt (15.6%, Due 6/12)(6)		14.1	12.0	0.8
		Subordinated Debt (14.0%, Due 6/11 – 6/12)		17.8	17.8	17.8
		Redeemable Preferred Stock(1)	6,160		4.2	—
		Common Stock(1)	14,000		1.4	—
		Common Stock Warrants(1)	29,304		2.9	—

					81.5	61.9
LLSC Holdings	Personal Products	Senior Debt (8.9%, Due 8/12)(7)		5.8	5.8	5.8
Corporation		Subordinated Debt (12.0%, Due 8/13)		5.5	5.5	5.5
		Convertible Preferred Stock(1)	7,496		8.1	7.0
		Common Stock(1)	833		—	—
		Common Stock Warrants(1)	675		—	—

					19.4	18.3
LVI Holdings, LLC	Commercial Services &	Senior Debt (8.7%, Due 2/10)(7)		2.5	2.5	2.5
	Supplies	Subordinated Debt (18.0%, Due 2/13)(7)		10.9	10.8	10.8

					13.3	13.3
MW Acquisition Corporation	Health Care Providers & Services	Senior Subordinated Debt (13.8%, Due 2/13—2/14)(7)		24.7	24.4	24.4
		Convertible Preferred Stock	38,016		15.1	23.6
		Common Stock(1)	51,521		—	12.8

					39.5	60.8
NECCO Realty	Real Estate	Senior Debt (14.0%, Due 12/17)(7)		36.4	35.7	36.4
Investments, LLC		Common Membership Units(1)	7,000		4.8	13.7

					40.5	50.1
New England Confectionary Company, Inc.	Food Products	Senior Debt (7.6%, Due 12/12)		5.0	4.7	5.0
		Common Membership Units(1)	100		0.1	5.7

					4.8	10.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Oceana Media Finance, LLC	Commercial Banks	Common Membership Units(1)	145,742		14.6	14.6
Paradigm Precision	Aerospace & Defense	Senior Debt (6.6%, Due 4/13)(7)		58.8	58.2	58.2
Holdings, LLC		Subordinated Debt (15.0%, Due 10/13)(7)		13.9	13.8	13.8
		Common Membership Units(1)	478,488		17.5	17.5

					89.5	89.5
PaR Systems, Inc.	Machinery	Common Stock(1)	198,921		0.6	17.3
		Common Stock Warrants(1)	17,027		—	1.5

					0.6	18.8
PHC Sharp Holdings, Inc.	Commercial Services &	Senior Debt (9.0%, Due 12/11 – 12/12)(7)		16.1	15.9	15.9
	Supplies	Subordinated Debt (18.0%, Due 12/14)(7)		15.2	14.9	14.9
		Common Stock(1)	261,152		3.1	—

					33.9	30.8
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (10.0%, Due 6/12)(7)		10.0	9.9	9.9
		Subordinated Debt (13.3%, Due 6/13)(7)		23.4	23.1	23.1
		Redeemable Preferred Stock	36,267		33.8	45.4
		Common Stock(1)	40,295		3.8	1.6
		Common Stock Warrants(1)	116,065		11.6	4.8

					82.2	84.8
Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (7.3%, Due 9/08 – 7/09)		16.8	16.7	16.8
		Subordinated Debt (8.0%, Due 7/13)		0.7	0.2	0.7
		Common Stock(1)	478,797		0.1	27.6

					17.0	45.1
Precitech Holdings, Inc.	Machinery	Subordinated Debt (17.0%, Due		7.7	2.7	0.5
		12/12)(6)
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt (10.8%, Due 4/10)		10.6	10.6	10.6
		Common Stock(1)	583		20.0	13.7

					30.6	24.3
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt (11.1%, Due 6/13)(7)		36.8	36.5	38.5
		Membership Units(1)	431		4.4	10.2

					40.9	48.7
SMG Holdings, Inc.	Hotels, Restaurants &	Senior Debt (7.1%, Due 7/14)		6.0	6.0	6.0
	Leisure	Subordinated Debt (12.4%, Due		115.9	114.9	114.9
		6/15)(7)
		Convertible Preferred Stock	1,101,673		117.5	122.9
		Common Stock(1)	275,419		27.5	28.9

					265.9	272.7
Specialty Brands of	Food Products	Subordinated Debt (14.0%, Due		33.6	33.3	33.3
America, Inc.		5/14)(7)
		Redeemable Preferred Stock	122,017		7.4	13.1
		Common Stock(1)	128,175		2.3	5.1
		Common Stock Warrants(1)	56,819		1.4	2.2

					44.4	53.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt (9.6%, Due 10/12 –		82.3	81.4	82.3
		10/13)
		Subordinated Debt (15.3%, Due 8/14		48.7	48.1	48.7
		– 8/15)(7)
		Convertible Preferred Stock(1)	84,043		40.7	9.6
		Common Stock(1)	84,043		—	—

					170.2	140.6
Stravina Holdings, Inc.	Personal Products	Senior Debt (6.8%, Due 4/11)(6)		4.3	4.3	—
Sunfuel Midstream, LLC	Oil, Gas &	Common Membership Units(1)	200,000		0.2	0.2
Total Return Fund, LP	Consumable Fuels	Common Membership Interest	100%		20.0	19.2
	Capital Markets
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)	70		—	1.3
Unwired Holdings, Inc.	Household Durables	Senior Debt (10.4%, Due 6/10 –		9.6	8.4	9.7
		6/11)
		Subordinated Debt (15.0%, Due 6/12		20.7	14.3	3.0
		– 6/13)(6)
		Redeemable Preferred Stock(1)	12,740		12.7	—
		Preferred Stock Warrants(1)	39,690		—	—
		Common Stock(1)	126,001		1.3	—
		Common Stock Warrants(1)	439,205		—	—

					36.7	12.7
VP Acquisitions Holdings,	Health Care	Subordinated Debt (14.5%, Due		19.2	18.9	19.1
Inc.	Equipment & Supplies	10/13 – 10/14)(7)
		Common Stock(1)	19,780		24.7	44.6

					43.6	63.7
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.6%, Due		5.0	5.0	5.0
		10/09)(7)
		Redeemable Preferred Membership	3,796,269		4.2	5.0
		Units
		Common Membership Units(1)	27,629		1.9	4.1

					11.1	14.1
WIS Holding Company, Inc.	Commercial Services &	Subordinated Debt (14.8%, Due 1/14		100.2	99.3	99.3
	Supplies	– 1/15)(7)
		Convertible Preferred Stock	703,406		77.5	84.4
		Common Stock(1)	175,852		17.6	20.4

					194.4	204.1
CDO/CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial	Partnership Interest	90%		22.0	5.9
	Services
Subtotal Control Investments (38% of total investment assets and liabilities at fair value)					3,663.3	3,697.5

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS

BMO Financial Group	Interest Rate Swaption—Pay Floating/ Receive Fixed	1 Contract (5.5%, Expiring 11/12)		$22.9	$—	$0.6
Citibank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (5.2%, Expiring 11/19)		11.4	—	1.0
Citibank, N.A.	Interest Rate Swaption—Pay Floating/ Receive Fixed	1 Contract (4.6%, Expiring 4/12)		40.0	—	1.7
Wachovia Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (5.1%, Expiring 8/19)		50.0	—	0.6
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)					—	3.9
Total Investment Assets					$10,292.3	$9,639.0
DERIVATIVE AGREEMENTS

BMO Financial Group	Interest Rate Swap—Pay Fixed/ Receive Floating	5 Contracts (5.4%, Expiring 2/13 – 8/17)		$479.9	$—	$(39.0)
Citibank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	4 Contracts (4.8%, Expiring 4/12 – 11/19)		772.9	—	(46.7)
Wachovia Bank, N.A.	Interest Rate Swap—Pay Fixed/ Receive Floating	3 Contracts (4.8%, Expiring 4/16 – 8/19)		468.5	—	(33.0)
Credit Suisse International	Interest Rate Swap—Pay Fixed/ Receive Floating	2 Contracts (5.0%, Expiring 9/15 – 6/17)		99.4	0.8	(8.7)
Citibank, N.A.	Foreign Exchange Swap—Pay Euros / Receive GBP	1 Contract (Expiring 2/11)		—	—	(0.9)
Fortis Financial Services LLC	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (5.7%, Expiring 7/17)		22.3	—	(2.9)
HSBC Bank USA, National Association	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (4.7%, Expiring 8/15)		36.7	0.4	(2.4)
UniCredit Group	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (5.7%, Expiring 7/17)		66.0	—	(9.0)
WestLB AG	Interest Rate Swap—Pay Fixed/ Receive Floating	1 Contract (5.8%, Expiring 6/17)		55.0	—	(7.8)
Total Investment Liabilities (less than 1% of total investment assets and liabilities at fair value)					$1.2	$(150.4)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Aerus, LLC	Household Durables	Common Membership Warrants(1)	250,000	$—	$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt (15.0%, Due 11/13 – 11/14)(7)		52.8	52.1	52.1
		Convertible Preferred Stock	70,752	—	77.4	92.4
		Common Stock(1)	17,687,156		17.7	23.1

					147.2	167.6
Algoma Holding Company	Building Products	Subordinated Debt (13.8%, Due 4/13)(7)		13.0	12.9	12.9
		Convertible Preferred Stock(1)	23,319		—	7.8

					12.9	20.7
American Acquisition, LLC	Capital Markets	Senior Debt (14.7%, Due 12/13)		13.0	12.5	12.5
AmWins Group, Inc.	Insurance	Senior Debt (11.1%, Due 6/14)(7)		18.6	18.6	18.6
Aspect Software	IT Services	Senior Debt (12.3%, Due 7/12)		20.0	19.8	19.8
Astrodyne Corporation	Electrical Equipment	Senior Debt (13.2%, Due 4/11)(7)		6.5	6.4	6.4
		Subordinated Debt (12.0%, Due 4/12)(7)		11.0	10.9	10.9
		Redeemable Preferred Stock(1)	1		—	—
		Convertible Preferred Stock	322,208		6.8	11.3

					24.1	28.6
Avanti Park Place LLC	Real Estate	Senior Debt (8.3%, Due 6/10)		6.3	6.3	6.3
Axygen Holdings	Health Care Equipment &	Subordinated Debt (14.5%, Due 9/14)(7)		60.0	59.2	59.2
Corporation	Supplies	Redeemable Preferred Stock	205,204		40.5	40.5
		Convertible Preferred Stock	48,736		13.5	13.5
		Common Stock(1)	2,566		0.3	0.4
		Common Stock Warrants(1)	205,204		19.1	47.7

					132.6	161.3
Barton-Cotton Holding Corporation	Commercial Services & Supplies	Subordinated Debt (14.0%, Due 9/14)(7)		29.6	29.2	29.2
		Redeemable Preferred Stock(1)	28,263		15.7	19.8
		Convertible Preferred Stock(1)	67,158		6.7	—
		Common Stock Warrants(1)	125,610		12.6	3.5

					64.2	52.5
BBB Industries, LLC	Auto Components	Senior Debt (10.8%, Due 6/14)(7)		21.2	21.2	21.2
Belloto Holdings	Household Durables	Subordinated Debt (15.1%, Due 6/17)		3.8	3.7	3.7
Limited(3)		PIK Note (15.0%, Due 12/17)(1)			9.0	9.1
		Ordinary Shares(1)	32,434		0.1	0.1

					12.8	12.9
Berry-Hill Galleries, Inc.	Distributors	Senior Debt (8.1%, Due 9/08 – 3/12)(7)		37.2	36.9	36.9
		Common Stock Warrants(1)	1		0.1	0.1

					37.0	37.0
BLI Partners, LLC	Personal Products	Common Membership Interest(1)			17.3	2.3
BSW Investors II, LLC	Real Estate	Senior Debt (7.3%, Due 8/28)(7)		2.0	2.0	2.0
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt (11.4%, Due 7/12)(7)		8.0	8.0	8.0
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt (10.6%, Due 9/14)(7)		30.0	29.7	29.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt (10.3%, Due 10/13)(7)		15.0	15.0	15.0
CH Holding Corp.	Leisure Equipment & Products	Senior Debt (12.0%, Due 5/11)(6)		13.1	13.0	3.5
		Redeemable Preferred Stock(1)	21,215		42.7	—
		Convertible Preferred Stock(1)	665,000		—	—
		Common Stock(1)	1		—	—

					55.7	3.5
CIBT Global Inc.	Commercial Services & Supplies	Senior Debt (11.0%, Due 5/11 – 6/12)(7)		108.0	106.8	106.8
Cinelease, Inc.	Electronic Equipment & Instruments	Senior Debt (10.6%, Due 12/8 – 3/13)(7)		60.6	60.0	60.0
		Common Stock(1)	583		0.6	0.6

					60.6	60.6
CMX Inc.	Construction & Engineering	Senior Debt (10.4%, Due 5/11 – 5/12)(7)		146.1	144.6	144.6
		Common Stock(1)	35,000		0.1	0.1

					144.7	144.7
Compusearch Holdings Company, Inc.	Software	Subordinated Debt (12.0%, Due 6/12)(7)		12.6	12.4	12.4
		Convertible Preferred Stock(1)	23,342		0.9	0.9

					13.3	13.3
Consolidated Bedding, Inc.	Household Durables	Senior Debt (11.5%, Due 6/13)(7)		95.0	94.9	94.9
		Senior Debt (12.4%, Due 6/13)(7)(6)		27.8	26.7	10.2
		Subordinated Debt (14.0%, Due 12/13)(6)		30.5	28.1	—
		Common Stock Warrants(1)	154,127		—	—

					149.7	105.1
Contec Holdings Ltd.	Commercial Services and Supplies	Subordinated Debt (14.0%, Due 6/13 – 6/14)(7)		86.7	85.6	85.6
		Convertible Preferred Stock	76,952		86.6	130.9
		Common Stock(1)	19,237,842		19.2	32.7

					191.4	249.2
Corrpro Companies, Inc.	Construction &	Subordinated Debt (12.5%, Due 3/11)(7)		14.0	12.1	12.1
	Engineering	Redeemable Preferred Stock	1,165,930		1.4	1.4
		Common Stock Warrants(1)	5,022,576		3.5	8.2

					17.0	21.7
CyrusOne Networks, LLC	IT Services	Senior Debt (12.4%, Due 1/14)(7)		15.1	14.9	14.9
DelStar, Inc.	Building Products	Subordinated Debt (14.0%, Due 12/12)(7)		18.4	18.1	18.1
		Redeemable Preferred Stock	26,613		14.3	14.3
		Convertible Preferred Stock	29,569		3.2	3.5
		Common Stock Warrants(1)	89,020		16.9	28.4

					52.5	64.3
Direct Marketing International LLC	Media	Subordinated Debt (14.2%, Due 7/12)(7)		28.5	28.2	28.2
Dyno Holding Corp.	Auto Components	Senior Debt (9.2%, Due 11/13)		45.5	45.0	45.0
		Subordinated Debt (16.0%, Due 11/14)		26.6	26.3	26.3
		Convertible Preferred Stock	389,759		40.7	40.7
		Common Stock(1)	97,440		10.1	10.1

					122.1	122.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units(1)	2,049,204		0.7	4.2
Edline, LLC	Software	Subordinated Debt (14.0%, Due 7/13)(7)		17.8	13.6	13.6
		Membership Warrants(1)	6,447,500		6.0	13.3

					19.6	26.9
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt (14.8%, Due 11/13 – 11/14)(7)		25.5	25.2	25.2
		Convertible Preferred Stock(1)	861,364		20.9	20.2

					46.1	45.4
FCC Holdings, LLC	Commercial Banks	Subordinated Debt (19.9%, Due 12/12)(7)		75.0	74.3	74.3
Ford Motor Company(2)	Automobiles	Senior Debt (12.9%, Due 6/11)			(5.3)	(10.1)
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt (15.0%, Due 8/11)(6)		15.9	11.4	2.0
		Common Stock Warrants(1)	122,397		0.1	—

					11.5	2.0
FPI Holding Corporation	Food Products	Senior Debt (8.7%, Due 5/11 –5/12)(7)		50.0	49.2	49.2
		Subordinated Debt (15.0%, Due 5/13)(6)(7)		39.9	36.6	34.0
		Convertible Preferred Stock(1)	21,715		23.3	—
		Common Stock(1)	5,429		5.8	—

					114.9	83.2
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt (10.8%, Due 4/14)		47.7	40.3	35.8
FU/WD Opa Locka, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)		33.1	31.5	31.5
Golden Key US LLC	Diversified Financial Services	Commercial Paper (5.3%, Due 10/07)(1)		7.3	7.3	6.8
HMSC Corporation	Insurance	Senior Debt (10.7%, Due 10/14)(7)		3.5	3.5	3.5
HomeAway, Inc.	Diversified Consumer Services	Senior Debt (10.9%, Due 12/12)(7)		98.4	97.3	97.3
		Redeemable Preferred Stock	384,297		0.7	0.7
		Convertible Preferred Stock	1,923,786		10.4	16.7
		Common Stock(1)	384,297		0.8	3.3

					109.2	118.0
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt (16.1%, Due 7/12)(7)		34.6	34.3	34.3
		Redeemable Preferred Stock	2,915		5.1	5.1

					39.4	39.4
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt (11.5%, Due 4/14)		20.0	20.0	20.0
Infiltrator Systems, Inc.	Building Products	Senior Debt (12.2%, Due 10/13)(7)		52.2	51.5	51.5
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt (12.7%, Due 3/13)(7)		11.5	11.3	11.3
		Subordinated Debt (15.0%, Due 3/14)(7)		17.3	17.1	17.1
		Convertible Preferred Stock	14,283		17.5	29.9

					45.9	58.3
Inovis International, Inc.	Software	Senior Debt (11.7%, Due 5/10)(7)		88.0	87.2	87.2
Intergraph Corporation	Software	Senior Debt (11.1%, Due 12/14)(7)		3.0	3.0	3.0
iTradeNetwork, Inc.	IT Services	Senior Debt (12.0%, Due 12/13)		25.0	24.8	24.8
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (10.7%, Due 12/14)(7)		19.1	19.1	19.1

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Jones Stephens Corp.	Building Products	Subordinated Debt (13.5%, Due 9/13 – 9/14)(7)		22.8	22.5	22.5
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt (11.7%, Due 1/14 )(7)		24.8	24.5	24.5
KIK Custom Products, Inc.(3)	Household Products	Senior Debt (9.8%, Due 11/14)		22.5	22.5	22.5
LCW Holdings, LLC	Real Estate	Senior Debt (11.7%, Due 10/12)		33.2	32.0	32.0
		Warrant (12.5% membership interest)(1)			0.9	0.9

					32.9	32.9
LJVH Holdings Inc.(3)	Beverages	Senior Debt (10.6%, Due 1/15)(7)		28.6	28.6	28.6
LN Acquisition Corp.	Machinery	Senior Debt (10.9%, Due 1/15)(7)		21.6	21.6	21.6
Logex Corporation	Road & Rail	Subordinated Debt (12.2%, Due 7/08)(6)		12.2	9.4	1.4
LTM Enterprises, Inc.	Personal Products	Senior Debt (13.1%, Due 11/11)(7)		19.1	19.1	19.1
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt (14.0%, Due 1/13)(7)		14.0	13.9	13.9
Medical Billing Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 9/13)(7)		10.4	10.2	10.2
		Convertible Preferred Stock	13,199		14.6	19.6
		Common Stock(1)	3,299,582		3.3	4.5

					28.1	34.3
Mirion Technologies	Electrical Equipment	Senior Debt (10.0%, Due 5/08 –11/11)(7)		120.2	119.4	121.0
		Subordinated Debt (15.6%, Due 9/09 – 5/12)(7)		48.9	48.5	48.5
		Convertible Preferred Stock	435,724		43.0	49.9
		Common Stock(1)	24,503		2.8	2.7
		Common Stock Warrants(1)	222,156		18.6	40.6

					232.3	262.7
Mitchell International, Inc.	IT Services	Senior Debt (10.1%, Due 3/15)(7)		5.0	5.0	5.0
MTS Group, LLC	Textiles, Apparel & Luxury Goods	Senior Debt (11.1%, Due 10/08 –10/11)(7)		21.0	20.8	20.8
		Subordinated Debt (16.0%, Due 10/12)(6)		17.3	14.8	—
		Common Units(1)	558,214		0.7	—

					36.3	20.8
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt (11.7%, Due 9/14)(7)		53.0	52.8	52.8
NBD Holdings Corp.	Diversified Financial Services	Senior Subordinated Debt (14.0%, Due 8/13)(7)		44.5	44.0	44.0
		Convertible Preferred Stock(1)	84,174		9.6	9.6
		Common Stock	633,408		0.1	0.1

					53.7	53.7
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt (7.7%, Due 10/15)(7)		5.8	5.8	5.8
Nivel Holdings, LLC	Distributors	Senior Debt (11.1%, Due 10/13)(7)		63.5	62.5	62.5
NPC Holdings, Inc.	Building Products	Senior Debt (11.8%, Due 6/12)(7)		4.5	4.5	4.5
		Subordinated Debt (15.0%, Due 6/13)(7)		8.5	8.4	8.4
		Redeemable Preferred Stock(1)	7,739		5.2	4.8
		Convertible Preferred Stock(1)	7,981		0.8	—
		Preferred Stock Warrants(1)	25,523		2.5	—
		Common Stock(1)	47		—	—

					21.4	17.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt (10.6%, Due 4/13 – 4/14)(7)		289.7	286.6	286.6
		Subordinated Debt (13.6%, Due 4/14)		53.4	53.4	53.4
		Common Stock(1)	565,885		—	1.8

					340.0	341.8
Pan Am International Flight Academy, Inc.	Commercial Services & Supplies	Senior Debt (9.2%, Due 4/12 – 7/12)(7)		20.6	20.4	20.4
		Senior Subordinated Debt (16.0%, Due 7/13)(7)		26.9	26.6	26.6
		Convertible Preferred Stock(1)	8,234		8.2	12.8

					55.2	59.8
PHC Acquisition, Inc.	Diversified Consumer Services	Subordinated Debt (14.8%, Due 3/12 – 3/13)(7)		26.3	26.0	26.0
		Convertible Preferred Stock(1)	6,556		0.3	0.4
		Common Stock(1)	529,153		23.0	38.8

					49.3	65.2
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt (11.5%, Due 12/10 – 12/11)(7)		23.8	23.7	23.7
		Subordinated Debt (15.0%, Due 12/12)(7)		16.9	16.9	16.9

					40.6	40.6
Preferred Development, LLC	Real Estate	Senior Debt (7.8%, Due 12/22)(7)		2.6	2.6	2.6
Ranpak Acquisition Company	Containers & Packaging	Senior Debt (10.0%, Due 12/13 – 12/14)		392.3	388.2	391.3
RDR Holdings, Inc.	Household Durables	Subordinated Debt (15.3%, Due 10/14 – 10/15)(7)		179.4	177.7	177.7
		Convertible Preferred Stock	154,142		156.2	156.2
		Common Stock(1)	1,541,415		1.5	1.5

					335.4	335.4
Rhinebridge, LLC	Diversified Financial Services	Commercial Paper (5.3%, Due 10/07)(1)		27.8	27.8	24.4
Roarke—Money Mailer, LLC	Media	Common Membership Units(1)	20,404		0.9	2.3
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.0%, Due 7/09 – 6/10)(7)		25.6	25.4	25.4
		Subordinated Debt (10.9%, Due 6/11 – 6/12)(7)		13.7	13.5	13.5
		Redeemable Preferred Stock(1)	7,700		4.8	0.8
		Convertible Preferred Stock(1)	2,100		0.2	—
		Preferred Stock Warrants(1)	35,522		3.6	—

					47.5	39.7
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock(1)	67,973		4.6	—
Sanlo Holdings, Inc.	Electrical Equipment	Common Stock Warrants(1)	5,187		0.5	1.0
Scanner Holdings Corporation	Computers & Peripherals	Senior Debt (8.4%, Due 5/13)(7)		17.0	16.7	16.7
		Subordinated Debt (14.0%, Due 5/14)(7)		20.2	20.0	20.0
		Convertible Preferred Stock	7,764		7.8	7.8
		Common Stock(1)	78,242		0.1	0.1

					44.6	44.6
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock(1)	12,281		0.7	—
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Redeemable Preferred Partnership Units(1)	26,274		0.4	0.5
		Partnership Units(1)	95,280		0.8	1.4

					1.2	1.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Small Smiles Holding Company, LLC	Health Care Providers & Services	Subordinated Debt (15.0%, Due 9/13 – 9/14)(7)		95.0	93.8	93.8
SSH Acquisition, Inc.	Commercial Services & Supplies	Senior Debt (12.2%, Due 9/12)(7)		12.5	12.3	12.3
		Subordinated Debt (14.0%, Due 9/13)(7)		19.5	19.3	19.3
		Convertible Preferred Stock	297,896		22.3	67.3

					53.9	98.9
Stein World, LLC	Household Durables	Senior Debt (13.3%, Due 10/11)(6)		8.9	8.5	8.5
		Subordinated Debt (19.3%, Due 10/12 – 10/13)(6)		27.4	23.0	—

					31.5	8.5
Summit Global Logistics, Inc(2)	Road & Rail	Common Stock(1)	73,290		1.0	0.2
		Common Stock Warrants(1)	19,800		—	—

					1.0	0.2
Supreme Corq Holdings, LLC	Household Products	Common Membership Warrants(1)	5,670		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt (12.2%, Due 8/14)		48.5	48.0	48.0
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock	376		0.4	0.4
		Common Stock(1)	3,861		—	—

					0.4	0.4
Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants(1)	792,149		1.7	8.1
The Tensar Corporation	Construction & Engineering	Senior Debt (12.1%, Due 4/13)(7)		82.0	81.0	81.0
		Subordinated Debt (17.5%, Due 10/13)		37.0	36.6	36.6

					117.6	117.6
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt (11.4%, Due 12/11 – 12/13)(7)		26.7	26.1	26.1
		Subordinated Debt (14.0%, Due 12/14)(7)		40.8	40.3	40.3
		Preferred Unit	11,659,298		7.8	7.8
		Preferred Unit Warrants(1)	1,998,961		4.8	4.8

					79.0	79.0
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Senior Debt (13.2%, Due 9/08)		5.0	5.0	5.0
		Common Stock Warrants(1)	35		4.1	0.3

					9.1	5.3
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt (10.8%, Due 6/15)(7)		50.0	49.5	49.5
triVIN, Inc.	Commercial Services & Supplies	Subordinated Debt (15.0%, Due 6/14 – 6/15)(7)		19.3	19.1	19.1
		Convertible Preferred Stock	24,700		25.9	30.3
		Common Stock(1)	6,319,923		6.3	7.2

					51.3	56.6
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt (12.7%, Due 11/11)(7)		12.0	11.9	11.9
		Subordinated Debt (13.8%, Due 5/12)(7)		14.5	14.3	14.3
		Common Stock(1)	1,165,930		1.2	2.5

					27.4	28.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
UFG Holding Corp.	Food Products	Subordinated Debt (15.0%, Due 5/15 – 5/16)(7)		54.6	53.9	53.9
		Redeemable Preferred Stock(1)	20,602		12.6	4.0
		Convertible Preferred Stock(1)	25,752		2.5	—
		Common Stock(1)	25,752		10.6	—

					79.6	57.9
Unique Fabricating Incorporated	Auto Components	Senior Debt (15.3%, Due 2/10 – 2/12)(7)		4.7	4.6	4.6
		Subordinated Debt (17.0%, Due 2/13)(7)		7.5	7.4	7.4
		Redeemable Preferred Stock(1)	1,458		1.9	1.9
		Common Stock Warrants(1)	6,862		0.2	0.2

					14.1	14.1
US Express Leasing, Inc.	Diversified Financial Services	Senior Debt (13.2%, Due 7/14)		37.6	37.6	37.6
		Common Stock Warrants(1)	20,427		—	—
		Preferred Stock Warrants(1)	35,035		—	—

					37.6	37.6
Velocity Financial Group, Inc.	Diversified Financial Services	Convertible Preferred Stock	11,659,298		20.4	20.4
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt (12.8%, Due 12/12)(7)		24.9	24.5	24.5
		Subordinated Debt (20.0%, Due 12/13)(6)(7)		20.9	19.6	9.0

					44.1	33.5
VeraSun Energy Corporation(2)	Oil, Gas & Consumable Fuels	Common Stock(1)	2,397,505		27.0	33.0
Visador Holding Corp.	Building Products	Subordinated Debt (15.0%, Due 2/10)(6)		11.0	9.5	7.5
		Common Stock Warrants(1)	4,284		0.5	—

					10.0	7.5
WRH, Inc.	Biotechnology	Senior Debt (10.5%, Due 9/13)(7)		4.5	4.4	4.4
		Subordinated Debt (15.0%, Due 7/14)(7)		75.0	74.2	74.2
		Convertible Preferred Stock	2,008,575		208.4	243.9
		Common Stock(1)	502,144		49.9	57.8

					336.9	380.3
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt (11.5%, Due 12/11 – 12/13)(7)		35.0	34.5	34.5
Zencon Holdings Corporation	Internet Software & Services	Senior Debt (10.8%, Due 5/13)		19.5	19.3	19.3
		Subordinated Debt (15.3%, Due 5/14)		20.4	20.2	20.2
		Convertible Preferred Stock	5,246,686		9.5	9.5

					49.0	49.0
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt (8.2%, Due 9/24)(7)		1.1	1.0	1.0
ZSF/WD Hammond, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)(7)		41.5	39.5	39.5
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)		20.7	19.6	19.6
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)		34.4	32.8	32.8
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt (8.2%, Due 9/24)		0.4	0.3	0.3
ZSF/WD Orlando, LLC	Real Estate	Senior Debt (8.0%, Due 9/17 – 9/24)		21.0	19.9	19.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
CMBS AND REAL ESTATE CDO INVESTMENTS

ACAS CRE CDO 2007-1, Ltd.	Real Estate	Notes (5.7%, Due 8/7 – 11/31)		345.5	200.5	153.9
		Preferred Shares	417,086,292		22.0	19.4

					222.5	173.3
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates (5.4%, Due 7/17)		163.1	50.5	32.9
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.2%, Due 10/17)		11.1	8.3	4.9
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates (6.3%, Due 11/37 – 11/40)		24.0	9.3	9.3
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 7/17)		13.2	10.4	6.4
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 5/17 – 12/19)		37.0	31.0	16.8
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 7/17)		63.7	51.2	32.2
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates (5.6%, Due 7/17)		152.7	63.0	50.5
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates (6.2%, Due 8/17)		32.8	18.6	18.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates (5.7%, Due 10/17)		141.6	57.9	41.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates (5.3%, Due 10/17 – 9/24)		96.2	42.0	36.1

CLO INVESTMENTS

ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes (9.6%, Due 4/21)(7)		8.5	8.5	8.5
		Subordinated Notes			25.4	21.7

					33.9	30.2
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares	5,000		3.9	4.0
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes	20,000		19.4	18.4
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes	15,000		14.8	13.8
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes		2.5	2.1	2.1
Cent CDO 12 Limited	Diversified Financial Services	Income Notes	26,355,270		24.6	23.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes	5,000		3.4	4.0
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares	360		6.7	4.1
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares	34,170,000		30.8	19.5
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes	30		13.5	12.0
Flagship CLO V	Diversified Financial	Deferrable Notes		1.7	1.3	1.3
	Services	Subordinated Securities	15,000		14.3	13.9

					15.6	15.2
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes	4,000		2.6	2.9
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes	6,700,000		6.2	6.0
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes		7.0	6.6	6.6
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes	90		8.5	8.8
Mayport CLO Ltd.	Diversified Financial Services	Income Notes	14,000		13.5	11.5
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities	10,000		9.8	8.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes	14,000,000		13.8	12.2
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities	15,000,000		14.2	12.9

CDO INVESTMENTS
ZAIS Investment Grade Limited IX	Diversified Financial Services	Subordinated Notes	14,500		12.9	9.0

Subtotal Non-Control / Non-Affiliate Investments (58% of total investment assets and liabilities at fair value)					6,467.2	6,351.5

AFFILIATE INVESTMENTS

Aptara, Inc.	IT Services	Subordinated Debt (17.2%, Due 8/09)(7)		52.7	52.3	52.3
		Redeemable Preferred Stock	13,942		14.2	14.2
		Convertible Preferred Stock(1)	2,549,410		8.8	12.9
		Preferred Stock Warrants(1)	172,382		0.9	0.9

					76.2	80.3
CCRD Operating Company, Inc.	Diversified Consumer Services	Senior Debt (11.0%, Due 6/13)(7)		142.3	141.3	141.3
		Subordinated Debt (15.0%, Due 6/14)		12.0	11.8	11.8
		Common Stock(1)	729,763		1.6	8.6

					154.7	161.7
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock(1)	5,489,656		2.6	2.6
Egenera, Inc.	Computers & Peripherals	Convertible Preferred Stock	8,046,865		25.0	25.0
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)	3,231,417		5.2	5.2

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
IS Holdings I, Inc.	Software	Senior Debt (11.4%, Due 6/14)(7)		20.0	19.8	19.8
		Redeemable Preferred Stock	2,309		2.6	2.6
		Common Stock(1)	1,165,930		—	3.0

					22.4	25.4
Marcal Paper Mills. Inc.	Household Products	Common Stock Warrants(1)	209,255		—	—
		Common Stock(1)	146,478		—	—

					—	—
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)	12,563,900		7.3	7.3
Nursery Supplies, Inc.	Containers & Packaging	Redeemable Preferred Stock	2,116		—	—
		Common Stock Warrants	625		—	—

					—	—
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt (17.0%, Due 12/12)(7)		32.5	32.2	32.2
		Redeemable Preferred Stock(1)	3,150,000		3.2	0.7
		Common Units(1)	350,000		0.3	—

					35.7	32.9
Radar Detection Holdings Corp.	Household Durables	Senior Debt (12.1%, Due 11/12)(7)		13.0	13.0	13.0
		Common Stock(1)	40,688		0.6	8.4

					13.6	21.4
Reef Point Systems, Inc.	Communications Equipment	Convertible Preferred Stock(1)	85,632,687		11.7	8.6
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt (16.0%, Due 9/12)(7)		18.6	18.4	18.4
		Common Stock(1)	7,000		7.0	1.5

					25.4	19.9
Tymphany Corporation	Electronic Equipment & Instruments	Subordinated Debt (8.0%, Due 7/10)		1.2	1.2	1.2
		Convertible Preferred Stock(1)	6,306,065		10.1	0.6

					11.3	1.8
WFS Holding, Inc.	Software	Convertible Preferred Stock	20,403,772		2.6	3.6

Subtotal Affiliate Investments (3% of total investment assets and liabilities at fair value)					393.7	395.7

CONTROL INVESTMENTS

ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)	707		14.6	12.9
ACSAB, LLC	Oil, Gas & Consumable Fuels	Convertible Preferred Membership Units	30,329		—	0.6
Aeriform Corporation	Chemicals	Subordinated Debt (9.3%, Due 5/09)(1)		7.2	6.2	3.4
American Capital, LLC	Capital Markets	Senior Debt (9.8%, Due 9/12)		10.6	10.4	10.4
		Common Membership Interest (100% membership interest)			58.5	466.5

					68.9	476.9
American Driveline Systems, Inc.	Commercial Services & Supplies	Subordinated Debt (14.0%, Due 12/14 – 12/15)(7)		41.1	40.5	40.5
		Redeemable Preferred Stock	403,357		25.0	25.0
		Common Stock(1)	128,681		10.8	8.2
		Common Stock Warrants(1)	204,663		17.3	28.0

					93.6	101.7

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Auxi Health, Inc.	Health Care Providers & Services	Subordinated Debt (14.0%, Due 3/09)(6)		9.9	4.4	2.0
BPWest, Inc.	Energy Equipment & Services	Subordinated Debt (15.0%, Due 7/12)(7)		8.5	8.4	8.4
		Redeemable Preferred Stock	5,167		5.9	6.3
		Common Stock(1)	516,643		—	70.7

					14.3	85.4
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)	8,500,100		1.5	0.4
Core Business Credit, LLC	Diversified Financial Services	Common Units(1)	33,313		3.4	3.4
		Convertible Preferred Units(1)	133,250		13.3	13.3

					16.7	16.7
Credit Opportunities Fund I, LLC	Diversified Financial Services	Common Stock (100% membership interest)			41.9	41.9
DanChem Technologies, Inc.	Chemicals	Senior Debt (11.3%, Due 12/10)		14.9	14.9	14.9
		Redeemable Preferred Stock(1)	9,067		7.6	4.5
		Common Stock(1)	299,403		1.8	—
		Common Stock Warrants(1)	401,622		2.2	—

					26.5	19.4
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt (16.5%, Due 12/14)(7)		12.5	12.4	12.4
		Common Stock(1)	583		11.1	17.6

					23.5	30.0
eLynx Holdings, Inc.	IT Services	Senior Debt (12.7%, Due 12/09 – 9/12)(7)		18.4	18.3	18.3
		Subordinated Debt (17.8%, Due 12/11 – 12/12)(6)		10.0	8.9	1.9
		Redeemable Preferred Stock(1)	21,114		8.9	—
		Common Stock(1)	11,261		1.1	—
		Common Stock Warrants(1)	131,280		13.1	—

					50.3	20.2
Endeavor Fund I, LP	Capital Markets	Common Membership Interest (100% membership interest)			28.8	29.1
ETG Holdings, Inc.	Containers & Packaging	Senior Debt (13.2%, Due 5/11)(6)		11.1	9.8	8.6
		Subordinated Debt (16.8%, Due 5/12 – 5/13)(6)		13.6	10.9	—
		Convertible Preferred Stock(1)	233,201		11.4	—
		Preferred Stock Warrants(1)	40,000		—	—

					32.1	8.6
European Capital Limited(2)(3)	Diversified Financial Services	Ordinary Shares	72,305,938		921.9	839.4
European Touch, LTD. II	Commercial Services & Supplies	Senior Subordinated Debt (16.7%, Due 12/09 – 12/10)		11.4	11.4	11.4
		Junior Subordinated Debt (20.0%, Due 12/10)(6)		6.1	4.8	0.6
		Redeemable Preferred Stock(1)	263		0.3	—
		Common Stock(1)	1,688		0.9	—
		Common Stock Warrants(1)	7,105		3.7	—

					21.1	12.0
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt (11.1%, Due 1/17)(7)		41.6	41.2	41.2
		Common Membership Units(1)	58,297		44.6	56.8

					85.8	98.0

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Exstream Holdings, Inc.	Software	Subordinated Debt (15.0%, Due 6/14)(7)		64.9	64.3	64.3
		Convertible Preferred Stock	2,221,089		231.8	248.2
		Common Stock(1)	555,272		55.5	62.0

					351.6	374.5
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Senior Debt (9.0%, Due 7/10 – 7/11)(7)		36.1	35.7	35.7
		Subordinated Debt (15.0%, Due 7/12 – 7/14)(7)		34.5	34.2	34.2
		Redeemable Preferred Stock(1)	18,449,456		18.4	10.0
		Convertible Preferred Stock(1)	1,519,368		3.0	—
		Common Stock(1)	108,526		0.2	—

					91.5	79.9
Fountainhead Estate Holding	Internet Software & Services	Senior Debt (9.2%, Due 10/13)		37.0	37.0	37.0
Corp.(3)		Convertible Preferred Stock(1)	59,250		59.2	41.3

					96.2	78.3
FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt (11.6%, Due 4/11 – 5/11)(7)		16.8	16.6	16.6
		Subordinated Debt (15.0%, Due 5/12)		9.8	9.7	8.8
		Redeemable Preferred Stock(1)	12,373,100		12.1	—
		Common Stock(1)	5,860,400		2.3	—
		Common Stock Warrants(1)	5,015,028		—	—

					40.7	25.4
Future Food, Inc.	Food Products	Senior Debt (10.2%, Due 7/10)		16.8	16.7	16.7
		Senior Subordinated Debt (12.0%, Due 7/11)		8.0	7.6	7.6
		Junior Subordinated Debt (13.0%, Due 7/12)(6)		6.0	5.1	1.2
		Common Stock(1)	64,917		13.0	—
		Common Stock Warrants(1)	6,500		1.3	—

					43.7	25.5
FutureLogic, Inc.	Computers & Peripherals	Senior Debt (12.9%, Due 2/10 – 2/12)(7)		50.2	49.9	49.9
		Subordinated Debt (15.0%, Due 2/13)(7)		31.6	31.3	31.3
		Common Stock(1)	129,514		15.5	25.8

					96.7	107.0
FV Holdings Corporation	Food Products	Subordinated Debt (14.5%, Due 6/15)(7)		22.4	22.4	22.4
		Convertible Preferred Stock	292		14.3	23.6
		Common Stock(1)	125		6.1	10.1

					42.8	56.1
Halex Holdings Corp.	Construction Materials	Senior Debt (11.5%, Due 7/8 – 10/8)(6)		23.4	23.4	21.4
		Subordinated Debt (15.9%, Due 8/10)(6)		17.6	15.9	—
		Redeemable Preferred Stock(1)	21,464,046		28.5	—
		Common Stock(1)	30,263,219		—	—
		Common Stock Warrants(1)	18,750,000		—	—

					67.8	21.4
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt (11.6%, Due 12/10)		11.5	11.2	11.2
		Convertible Preferred Stock(1)	10,196		2.9	0.6
		Common Stock(1)	14,250		4.8	—

					18.9	11.8

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Hospitality Mints, Inc.	Food Products	Senior Debt (12.8%, Due 11/10)(7)		7.3	7.2	7.2
		Subordinated Debt (12.4%, Due 11/11 – 11/12)(7)		18.5	18.3	18.3
		Convertible Preferred Stock	55,497		12.0	21.5
		Common Stock Warrants(1)	86,817		0.1	1.8

					37.6	48.8
Imperial Supplies Holdings, Inc	Trading Companies and Distributors	Subordinated Debt (16.0%, Due 10/14)		21.2	21.0	21.0
		Redeemable Preferred Stock	19,604		13.0	20.0
		Convertible Preferred Stock	19,604		20.5	20.5
		Common Stock	442,187		11.3	6.7

					65.8	68.2
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt (12.3%, Due 4/12)(6)		1.0	0.2	1.0
		Redeemable Preferred Stock(1)	13,709		9.6	0.5
		Common Stock(1)	7,826		—	—

					9.8	1.5
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt (10.4%, Due 6/08 – 6/10)(7)		43.8	43.7	43.7
		Subordinated Debt (14.4%, Due 6/11- 6/12)(6)		26.3	22.9	15.1
		Redeemable Preferred Stock(1)	6,160		4.2	—
		Common Stock(1)	14,000		1.4	—
		Common Stock Warrants(1)	29,304		2.9	—

					75.1	58.8
LLSC Holdings Corporation	Personal Products	Senior Debt (11.1%, Due 8/12)(7)		5.7	5.7	5.7
		Subordinated Debt (12.0%, Due 8/13)		5.5	5.5	5.5
		Convertible Preferred Stock(1)	7,496		8.1	8.1
		Common Stock(1)	833		—	—
		Common Stock Warrants(1)	675		—	—

					19.3	19.3
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt (10.7%, Due 2/10)(7)		2.8	2.8	2.8
		Subordinated Debt (18.0%, Due 2/13)(7)		10.7	10.6	10.6

					13.4	13.4
MW Acquisition Corporation	Health Care Providers & Services	Senior Subordinated Debt (15.6%, Due 2/13 – 2/14)(7)		24.6	24.3	24.3
		Convertible Preferred Stock	38,016		14.7	23.4
		Common Stock(1)	51,521		—	12.6

					39.0	60.3
NECCO Candy Investments, LLC	Food Products	Senior Debt (9.4%, Due 12/12)		13.1	12.8	12.8
		Common Membership Units(1)	100		0.1	0.1

					12.9	12.9
NECCO Realty Investments, LLC	Real Estate	Senior Debt (14.0%, Due 12/17)		35.9	35.1	35.1
		Common Membership Units(1)	7,000		4.9	9.6

					40.0	44.7
nSpired Holdings, Inc.	Food Products	Senior Debt (9.5%, Due 12/08 – 12/09)		18.6	18.6	18.8
		Redeemable Preferred Stock(1)	17,150		17.1	1.3
		Common Stock(1)	11,712,947		3.5	—

					39.2	20.1
Oceana Media Finance, LLC	Commercial Banks	Common Membership Units(1)	145,742		14.6	14.6

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Paradigm Precision Holdings, LLC	Aerospace & Defense	Senior Debt (8.7%, Due 4/13)(7)		54.3	53.7	53.7
		Subordinated Debt (15.0%, Due 10/13)(7)		13.8	13.7	13.7
		Common Membership Units(1)	478,488		17.5	17.5

					84.9	84.9
PaR Systems, Inc.	Machinery	Subordinated Debt (14.6%, Due 2/10)(7)		3.1	3.1	3.1
		Common Stock(1)	198,921		0.6	11.3
		Common Stock Warrants(1)	17,027		—	1.0

					3.7	15.4
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Subordinated Debt (14.8%, Due 12/13 – 12/14)(7)		29.1	28.8	28.8
		Common Stock(1)	57,597		11.3	46.5

					40.1	75.3
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt (11.2%, Due 12/11 – 12/12)(7)		14.9	14.7	14.7
		Subordinated Debt (15.0%, Due 12/14)(7)		15.0	14.8	14.8
		Common Stock(1)	250,868		3.1	—

					32.6	29.5
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt (11.9%, Due 6/12)(7)		10.0	9.9	9.9
		Subordinated Debt (14.0%, Due 6/13)(7)		23.3	23.0	23.0
		Redeemable Preferred Stock	36,267		32.9	32.9
		Common Stock(1)	40,295		3.8	1.6
		Common Stock Warrants(1)	116,065		11.6	16.4

					81.2	83.8
Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt (9.6%, Due 5/08 – 7/09)		8.8	8.8	8.8
		Subordinated Debt (8.0%, Due 7/13)		0.7	0.2	0.7
		Common Stock(1)	478,797		0.1	38.1

					9.1	47.6
Precitech Holdings, Inc.	Machinery	Junior Subordinated Debt (17.0%, Due 12/12)(6)		8.1	3.4	1.3
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt (13.0%, Due 4/10)		10.6	10.6	10.6
		Common Stock(1)	583		20.0	17.1

					30.6	27.7
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt (13.2%, Due 6/13)(7)		36.9	36.6	36.6
		Membership Units(1)	356		4.4	9.3

					41.0	45.9
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt (8.3%, Due 7/14)		6.0	6.0	6.0
		Subordinated Debt (12.4%, Due 6/15)(7)		114.8	113.7	113.7
		Convertible Preferred Stock	1,101,673		115.2	120.6
		Common Stock(1)	275,419		27.5	28.9

					262.4	269.2
Specialty Brands of America, Inc.	Food Products	Subordinated Debt (14.0%, Due 5/14)(7)		33.4	33.1	33.1
		Redeemable Preferred Stock	122,017		7.1	7.1
		Common Stock(1)	128,175		2.3	5.1
		Common Stock Warrants(1)	56,819		1.4	7.9

					43.9	53.2
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt (11.3%, Due 10/12 – 10/13)		83.0	82.0	82.0
		Senior Subordinated Debt (15.3%, Due 8/14 – 8/15)(7)		48.3	47.7	47.7
		Convertible Preferred Stock	84,043		44.2	44.2
		Common Stock(1)	84,043		—	2.0

					173.9	175.9

AMERICAN CAPITAL STRATEGIES, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company(4)	Industry	Investments(5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Stravina Holdings, Inc.	Personal Products	Senior Debt (8.7%, Due 4/11)(6)		4.4	4.4	0.1
Sunfuel Midstream, LLC	Oil, Gas & Consumable Fuels	Common Membership Unit(1)	100,000		0.1	0.1
Total Return Fund, LP	Capital Markets	Common Membership Interest (100% membership interest)			20.0	21.1
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)	70		—	1.3
Unwired Holdings, Inc.	Household Durables	Senior Debt (11.9%, Due 6/11)		9.3	8.1	9.1
		Subordinated Debt (15.0%, Due 6/12 – 6/13)(6)		19.9	14.4	2.2
		Redeemable Preferred Stock(1)	12,740		12.7	—
		Preferred Stock Warrants(1)	39,690		—	—
		Common Stock(1)	126,001		1.2	—
		Common Stock Warrants(1)	439,205		—	—

					36.4	11.3
VP Acquisitions Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt (14.5%, Due 10/13 – 10/14)(7)		19.0	18.8	18.8
		Common Stock(1)	19,780		24.7	47.2

					43.5	66.0
Warner Power, LLC	Electrical Equipment	Subordinated Debt (12.6%, Due 10/09)(7)		5.0	5.0	5.0
		Redeemable Preferred Membership Units	3,796,269		4.1	4.1
		Common Membership Units(1)	27,629		1.9	1.5

					11.0	10.6
WIS Holding Company, Inc.	Commercial Services &	Subordinated Debt (14.8%, Due 1/14 – 1/15)(7)		99.1	98.2	98.2
	Supplies	Convertible Preferred Stock	703,406		75.9	82.9
		Common Stock(1)	175,852		17.6	20.4

					191.7	201.5
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)	1,688,398		1.7	1.7

CDO/CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest, 90% of L.P.			22.2	12.9
Subtotal Control Investments (38% of total investment assets and liabilities at fair value)					3,806.5	4,177.4

DERIVATIVE AGREEMENTS
BMO Financial Group	Interest Rate Swaption – Pay Floating/ Receive Fixed	1 Contract (5.5%, Expiring 2/13)		$22.9	$—	$0.4
Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.2%, Expiring 11/19)		3.7	—	0.2
Citibank, N.A.	Interest Rate Swaption – Pay Floating/ Receive Fixed	1 Contract (4.6%, Expiring 4/12)		40.0	—	1.0
Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	1 Contract (5.1%, Expiring 8/19)		8.0	—	2.2
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)					—	3.8
Total Investment Assets					$10,667.4	$10,928.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements

Interim consolidated financial statements of American Capital Strategies, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we” and “us” “our”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K, as filed with the Securities and Exchange Commission (“SEC”).

Note 2. Organization

We are a non-diversified, closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”), the buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and directly to early stage and mature private and small public companies. We refer to these investments as our private finance portfolio. We also invest in structured product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us. We also have an investment in American Capital, LLC, a third party alternative asset fund manager that is a wholly-owned portfolio company.

We are the sole shareholder of American Capital Financial Services, Inc. (“ACFS”). Through ACFS, we provide advisory, management and other services to our portfolio companies. We are also an alternative asset manager with $19 billion of capital resources under management as of March 31, 2008. Our primary business objectives are to increase our taxable income, net realized earnings and net asset value by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

Note 3. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest.

We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 provides a framework for measuring the fair value of assets and liabilities. SFAS No. 157 also provides guidance regarding a fair value hierarchy, which

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

SFAS No. 157 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”) and excludes transaction costs. Under SFAS No. 157, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under SFAS No. 157, it is assumed that the reporting entity has access to the market as of the measurement date.

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under SFAS No. 157, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We decide whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by American Capital, LLC, on a fully diluted basis. For investments in securities of portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market is a hypothetical secondary market to determine fair value.

Accordingly, we use the M&A market as our principal market for portfolio companies that we control or can gain control as of the measurement date, and we use a hypothetical secondary market for portfolio companies that we do not control or cannot gain control as of the measurement date. To the extent that an active market exists, we will consider that as our principal market. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest and that fair value for our investments must typically be determined using unobservable inputs.

Enterprise Value Waterfall Methodology

For securities of portfolio companies that we have identified the M&A market as the principal market, we estimate the fair value based on the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. Prior to the adoption of SFAS No. 157, we generally used the Enterprise Value Waterfall methodology for valuing all of our private finance portfolio that were not publicly traded. Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. For minority equity securities, we also estimate the fair value using the Enterprise Value Waterfall valuation methodology. In using the Enterprise Value Waterfall valuation methodology, we considered the in-use valuation premise under SFAS No. 157, which assumes the debt and equity securities are sold together, and which we believe is appropriate as this would provide the maximum proceeds to the seller. In applying the Enterprise Value Waterfall valuation methodology, we also considered that in a change of control transaction, our debt securities are generally required to be repaid and that a buyer cannot assume the debt security.

To estimate the enterprise value of the portfolio company, we prepare an analysis consisting of traditional valuation methodologies including market income and cost approaches. We weight some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to conclude on our

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

estimate of the enterprise value. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company.

In valuing convertible debt, equity or other similar securities, we value our investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at the face amount of the debt to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero.

Market Yield Valuation Methodology

For securities of portfolio companies for which we have identified the hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that hypothetical market participants would use to value the security using a market yield (“Market Yield”) valuation methodology based on an exchange valuation premise under SFAS No. 157.

For debt and redeemable preferred equity securities of our private finance portfolio for which we do not control or cannot gain control as of the measurement date, we estimate the fair value based on such factors as third party broker quotes and our own assumptions in the absence of market observable data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.

We also value our investments in Structured Products using the Market Yield valuation methodology. We estimate the fair value based on such factors as third party broker quotes and cash flow forecasts subject to market participant assumptions regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participants market yield assumptions that are derived from multiple sources including, but not limited to, third party broker quotes, recent investments and securities with similar structure and risk characteristics.

Interest Rate Derivatives

For interest rate derivative agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for nonperformance risk, if any, including a quantitative and/or qualitative evaluation of both our credit risk and our counterparty’s credit risk.

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

Note 4. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We did not early adopt SFAS No. 161. Management is currently evaluating the enhanced disclosure requirements and the impact on our consolidated financial statements of adopting SFAS No. 161.

In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”) which provides guidance on when assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty are not considered part of the same arrangement for evaluation under SFAS No. 140. FSP FAS 140-3 assumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) unless all of the following criteria apply: (1) the initial transfer and repurchase financing cannot be contractually contingent on one another; (2) the repurchase financing entered into between the parties provides the initial transferor with full recourse to the transferee upon default and the repurchase price is fixed; (3) the financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace and the transfer is executed at market rates; and (4) the repurchase agreement and financial asset do not mature simultaneously. FSP FAS 140-3 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application not permitted. Management has not yet assessed the impact on our consolidated financial statements of adopting FSP FAS 140-3.

Note 5. Investments

We primarily invest in senior debt, subordinated debt, and equity in buyouts of private companies sponsored by us and buyouts sponsored by other private equity firms, and provide capital directly to early stage and mature private and small public companies. We refer to our investments in these companies as our private finance portfolio companies. We also invest in Structured Products such as investment and non-investment grade CMBS, CLO and CDO securities. We also have an investment in American Capital, LLC, a wholly-owned portfolio company that provides alternative asset management services. Lastly, we have investments in alternative asset funds that are managed by American Capital, LLC.

We fair value our investments in accordance with GAAP as determined in good faith by our Board of Directors. When available, we base the fair value of our investments on directly observable market prices or on market data derived for comparable assets. For all other investments, inputs used to measure fair value reflect management’s best estimate of assumptions that would be used by market participants in pricing the investment in a hypothetical transaction.

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157. Where inputs for an asset or liability fall in more than one level in

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.

•

Level 2: Level 2 are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of March 31, 2008.

•

Level 3: Level 3 are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 3 for the investment valuation policies used to determine the fair value of these investments.

The following fair value hierarchy table sets forth our investment portfolio by level as of March 31, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$3,069	$3,069
Subordinated debt	—	—	2,269	2,269
Preferred equity	—	—	1,876	1,876
Common equity	13	—	1,960	1,973
Equity warrants	—	—	126	126
Structured products	—	—	322	322
Derivatives, net	—	—	(146)	(146)

Total investments, net	$13	$—	$9,476	$9,489

The following table sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the three month period ended March 31, 2008 (in millions):

	Balances, Beginning of Period	Realized Gains/ (Losses)(1)	Reversal of Prior Period Appreciation on Realization(2)	Unrealized Appreciation/ (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, net(4)	Transfers In & Out of Level 3	Balances, End of Period
Senior debt	$3,555	$3	$—	$(177)	$(312)	$—	$3,069
Subordinated debt	2,334	1	—	(25)	(41)	—	2,269
Preferred equity	1,957	(1)	(1)	(55)	(24)	—	1,876
Common equity	2,205	29	(45)	(213)	(16)	—	1,960
Equity warrants	213	1	—	(35)	(53)	—	126
Structured products	660	—	—	(361)	23	—	322
Derivatives, net	(73)	1	—	(73)	(1)	—	(146)

Total	$10,851	$34	$(46)	$(939)	$(424)	$—	$9,476

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations. Excludes $1 million of taxes on net realized gains.
(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations.
(3)	Excludes $10 million of unrealized depreciation related to foreign currency translation for American Capital borrowings that are denominated in a foreign currency.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

As of March 31, 2008 and December 31, 2007, loans on non-accrual status were $375 million and $338 million, respectively, calculated as the cost plus unamortized OID and $80 million and $122 million, respectively, at fair value. As of March 31, 2008, loans, excluding loans on non-accrual status, with a principal balance of $55 million, were greater than three months past due. As of December 31, 2007, there were no loans greater than three months past due.

The composition summaries of our investment portfolio as of March 31, 2008 and December 31, 2007, at cost and fair value as a percentage of total investments, excluding derivative agreements, are shown in the following tables:

	March 31, 2008	December 31, 2007
COST
Senior debt	31.9%	33.7%
Subordinated debt	23.9%	23.5%
Preferred equity	18.1%	18.1%
Common equity	16.2%	15.4%
Structured Products	8.4%	7.9%
Equity warrants	1.5%	1.4%

	100%	100%

	March 31, 2008	December 31, 2007
FAIR VALUE
Senior debt	31.9%	32.5%
Subordinated debt	23.5%	21.4%
Common equity	20.5%	20.2%
Preferred equity	19.5%	17.9%
Structured Products	3.3%	6.1%
Equity warrants	1.3%	1.9%

	100%	100%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments, excluding derivative agreements. Our investments in European Capital, CLO and CDO securities are excluded from the table below. Our investments in ACAS CRE CDO and CMBS are classified in the Real Estate category.

	March 31, 2008	December 31, 2007
COST
Commercial Services and Supplies	12.1%	10.6%
Real Estate	9.1%	8.5%
Household Durables	8.6%	8.2%
Internet and Catalog Retail	5.2%	4.9%
Diversified Consumer Services	4.5%	4.3%
Food Products	4.2%	4.4%
Diversified Financial Services	4.0%	3.7%
Life Sciences Tools and Services	3.8%	3.6%
Health Care Providers and Services	3.5%	3.3%
Hotels, Restaurants and Leisure	3.4%	3.2%
Health Care Equipment and Supplies	3.4%	2.6%
Auto Components	3.1%	3.0%
Construction and Engineering	3.1%	3.0%
Electrical Equipment	2.9%	3.3%
IT Services	2.1%	2.0%
Containers and Packaging	2.0%	4.4%
Building Products	2.0%	1.9%
Pharmaceuticals	1.9%	1.8%
Computers and Peripherals	1.8%	1.8%
Internet Software and Services	1.7%	1.6%
Software	1.6%	5.3%
Electronic Equipment and Instruments	1.6%	1.5%
Leisure Equipment and Products	1.6%	1.4%
Other	12.8%	11.7%

	100%	100%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	March 31, 2008	December 31, 2007
FAIR VALUE
Commercial Services and Supplies	12.6%	10.4%
Household Durables	8.0%	7.6%
Diversified Consumer Services	5.2%	4.5%
Real Estate	4.9%	6.7%
Internet and Catalog Retail	4.7%	4.7%
Life Sciences Tools and Services	4.6%	3.9%
Capital Markets	4.1%	5.1%
Health Care Equipment and Supplies	4.1%	3.1%
Health Care Providers and Services	3.9%	3.6%
Diversified Financial Services	3.9%	3.5%
Electrical Equipment	3.8%	3.8%
Food Products	3.6%	3.6%
Hotels, Restaurants and Leisure	3.5%	3.1%
Construction and Engineering	3.2%	2.9%
Auto Components	3.0%	2.8%
Building Products	2.2%	2.0%
Computers and Peripherals	2.0%	1.8%
IT Services	1.9%	1.7%
Software	1.8%	5.4%
Containers and Packaging	1.8%	4.1%
Energy Equipment and Services	1.7%	1.5%
Pharmaceuticals	1.6%	1.8%
Electronic Equipment and Instruments	1.6%	1.4%
Aerospace and Defense	1.6%	1.4%
Other	10.7%	9.6%

	100%	100%

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following tables show the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding Structured Products and derivative agreements. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2008	December 31, 2007
COST
Southwest	20.9%	19.9%
Mid-Atlantic	20.1%	23.0%
Southeast	14.6%	13.8%
Northeast	13.1%	12.7%
International	12.4%	12.1%
South-Central	11.7%	11.2%
North-Central	6.6%	6.7%
Northwest	0.6%	0.6%

	100%	100%

	March 31, 2008	December 31, 2007
FAIR VALUE
Mid-Atlantic	23.4%	26.7%
Southwest	20.6%	19.1%
Northeast	13.4%	12.7%
Southeast	13.3%	12.5%
South-Central	12.3%	11.5%
International	10.1%	10.4%
North-Central	6.4%	6.6%
Northwest	0.5%	0.5%

	100%	100%

Note 6. Borrowings

Our debt obligations consisted of the following as of:

	March 31, 2008	December 31, 2007
Secured revolving credit facility, $1,300 million commitment	$285	$116
Unsecured revolving credit facility, $1,565 million commitment	538	1,350
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	28	27
Unsecured debt due August 2012	547	547
Unsecured debt due October 2020	75	75
TRS Facility	52	—
ACAS Business Loan Trust 2004-1 asset securitization	245	320
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	412	492
ACAS Business Loan Trust 2007-2 asset securitization	338	338

Total	$4,079	$4,824

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The daily weighted average debt balance for the three months ended March 31, 2008 and 2007 was $4,833 million and $4,011 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2008 and 2007 was 5.2% and 6.2%, respectively. We are currently in compliance with all of our debt covenants. As of March 31, 2008 and December 31, 2007, the fair value of the above borrowings was $3,875 million and $4,605 million, respectively. The fair value of fixed rate debt instruments is based upon market interest rates. The fair value of variable rate debt instruments is based upon market credit spreads.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Numerator for basic and diluted net operating income per share	$151	$114

Numerator for basic and diluted (loss) earnings per share	$(813)	$134

Denominator for basic weighted average shares	195.2	152.7
Employee stock options and bonus awards	—	3.2
Shares issuable under forward sale agreements	—	0.2

Denominator for diluted weighted average shares	195.2	156.1

Basic net operating income per common share	$0.77	$0.75
Diluted net operating income per common share	$0.77	$0.73
Basic net (loss) earnings per common share	$(4.16)	$0.88
Diluted net (loss) earnings per common share	$(4.16)	$0.86

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards and shares issued under forward sales agreements is not assumed if the result would be antidilutive, such as when a net loss is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is net (loss) earnings. As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in computing basic EPS, even if we have positive net operating income. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the three months ended March 31, 2008 as we incurred a net loss for that period.

Note 8. Segment Data

Reportable segments are identified based on our organizational structure and the business activities from which we earn income. We have determined that we have two primary lines of business: 1) Investing and 2) Asset Management/Advisory.

We derive the majority of our operating income and net operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio companies and includes both management fees for providing advice and analysis to our portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management/Advisory segment also includes our alternative asset fund management business, which may be conducted through consolidated operating subsidiaries or wholly-owned portfolio companies. As of March 31, 2008, all of our alternative asset fund management services in our Asset Management/Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent American Capital, LLC declares regular quarterly dividends of its quarterly net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income. The results for our Asset Management/Advisory segment also include the realized gain (loss) and unrealized appreciation (depreciation) of such wholly-owned portfolio companies.

The following table presents segment data for the three months ended March 31, 2008:

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$251	$7	$258
Fee and other income	4	30	34

Total operating income	255	37	292

Interest	63	—	63
Salaries, benefits and stock-based compensation	25	31	56
General and administrative	13	10	23

Total operating expenses	101	41	142

Operating income (loss) before income taxes	154	(4)	150
(Provision) benefit for income taxes	(3)	4	1

Net operating income	151	—	151

Net realized gain on investments	33	—	33
Net unrealized depreciation of investments	(857)	(140)	(997)

Net decrease in net assets resulting from operations	$(673)	$(140)	$(813)

Total assets	$9,848	$371	$10,219

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for the three months ended March 31, 2007:

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$204	$2	$206
Fee and other income	1	43	44

Total operating income	205	45	250

Interest	62	—	62
Salaries, benefits and stock-based compensation	13	38	51
General and administrative	11	14	25

Total operating expenses	86	52	138

Operating income (loss) before income taxes	119	(7)	112
(Provision) benefit for income taxes	(1)	3	2

Net operating income (loss)	118	(4)	114

Net realized gain on investments	13	—	13
Net unrealized appreciation of investments	7	—	7

Net increase (decrease) in net assets resulting from operations	$138	$(4)	$134

Total assets	$9,072	$55	$9,127

Note 9. Commitments

As of March 31, 2008, we had commitments under loan and financing agreements to fund up to $1,043 million to 59 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

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

We did not have any uncertain tax positions that met the recognition or measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”) as of December 31, 2007 or March 31, 2008. We did not have any unrecognized tax benefits as of December 31, 2007 or March 31, 2008.

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Although we file federal and state tax returns, our major tax jurisdiction is federal for American Capital and ACFS. The 2004, 2005 and 2006 federal tax years for American Capital and ACFS remain subject to examination by the IRS.

Note 11. Shareholders’ Equity

Our common stock activity for the three months ended March 31, 2008 and 2007 was as follows:

	March 31, 2008	March 31, 2007
Common stock outstanding at beginning of period	195.9	147.6
Issuance of common stock	8.7	9.6
Issuance of common stock under stock option plans	0.1	0.2
Issuance of common stock under dividend reinvestment plan	—	0.2
Purchase of treasury stock	(0.2)	—
(Purchase) distribution of common stock held in deferred compensation trusts, net	(1.4)	(0.1)

Common stock outstanding at end of period	203.1	157.5

Equity Offerings

For the three months ended March 31, 2008 and 2007, we completed three public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements (“FSA”). The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through FSA, and the proceeds we received, excluding underwriting fees and issuance costs, for the public offerings of our common stock for the three months ended March 31, 2008 and 2007:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
March 2008 public offering	8.7	$302	$34.77

March 2007 public offering	4.4	$187	$43.03
January 2007 public offering	5.2	231	44.11

Total for the three months ended March 31, 2007	9.6	$418	$43.54

In March 2008, we completed a public offering in which 8.7 million shares of our common stock were sold at a public offering price of $36.41 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount, of $302 million in exchange for the 8.7 million common shares. In addition, we granted the underwriters an over-allotment option to purchase up to an additional 1.3 million common shares of the Company. The over-allotment option expired without being exercised by the underwriters.

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

In November 2007, we entered into a FSA (the “November 2007 FSA”) to sell 4.0 million shares of common stock. In connection with the November 2007 FSA, the counterparties, or forward purchasers, to the agreements, borrowed 4.0 million shares of common stock from third party market sources and then sold the shares to the public. Pursuant to the November 2007 FSA, we must sell to the forward purchasers 4.0 million shares of our common stock generally at such times as we elect over a one-year period. The November 2007 FSA provide for settlement date or dates to be specified at our discretion within the duration of the November 2007 FSA through termination in November 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $39.43 per share, which was the public offering price of shares of our common stock less the underwriting discount. The November 2007 FSA provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $1.00, $1.01, $1.03 and $1.05 on each of December 7, 2007, March 7, 2008, June 13, 2008 and September 12, 2008, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The November 2007 FSA are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of March 31, 2008, there were 4.0 million shares available under the November 2007 FSA at a forward price of $37.65.

Stock Buy-Back Plan

In January 2008, we announced that our Board of Directors authorized a stock buy-back program, which allows for the repurchase of up to a maximum of $500 million of our common stock at prices below our net asset value per share as reported in our then most recently published financial statements. The stock repurchase plan is subject to prevailing market conditions and other considerations including restrictions under certain of our

AMERICAN CAPITAL STRATEGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

borrowings. We anticipate that share repurchases will be made from time to time, depending upon market conditions. Shares may be repurchased in the open market, including through block repurchases, or through privately negotiated transactions. We do not intend to repurchase any shares from our directors, officers or other affiliates. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund the repurchases with available cash or borrowings. The repurchase program is expected to be in effect through December 31, 2008, or until the approved dollar amount has been used to repurchase shares. During the first quarter of 2008 we purchased a total of 0.2 million shares of our common stock in the open market for $6 million at an average price of $31.20 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of American Capital’s financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:

•	Executive Overview

•	Results of Operations

•	Financial Condition, Liquidity and Capital Resources

•	Forward-Looking Statements

EXECUTIVE OVERVIEW

We are the only private equity fund and alternative asset management company that is a member of the S&P 500. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”) and buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and provide capital directly to early stage and mature private and small public companies. In addition, we also invest in structured product (“Structured Products”) investments including CMBS, CLO and CDO securities and invest in alternative asset funds managed by us. We are also an alternative asset manager with $19 billion of capital resources under management as of March 31, 2008.

Our primary business objectives are to increase our taxable income, net realized earnings and net asset value by investing in private equity, private debt, private real estate investments, early, middle and late stage technology investments, special situations, credit opportunities, alternative asset funds managed by us and structured finance investments with attractive current yields and/or potential for equity appreciation and realized gains.

Thus far in 2008, the financial services industry has been significantly affected by the turmoil in the financial markets, which has negatively affected the global financial markets. What began in 2007 as a deterioration of credit quality in subprime residential mortgages has rapidly spread, causing adverse conditions throughout the mortgage banking industry, the broader U.S. housing market and the global financial markets. This has resulted in a liquidity crisis throughout virtually all financial sectors. However, while the economy may be in the early stages of a recession, we believe it is in the later stages of this liquidity crisis.

American Capital is well positioned to navigate through this liquidity crisis. As a BDC, we are limited to a 1:1 debt to equity ratio and at the end of the first quarter of 2008, our debt to equity ratio was 0.7:1. We continue to have access to capital resources and were able to issue common stock in the first quarter of 2008, which was accretive to our net asset value per share. We have $2 billion of availability under revolving credit facilities and over $150 million available under forward equity sale agreements as of the end of the quarter. In addition, our debt maturing in the next twelve months is only $157 million. We also continue to generate liquidity through the realization of portfolio investments generating over $900 million of realizations of portfolio investments in the first quarter of 2008 and nearly $4.9 billion in the past twelve months. However, we believe that the liquidity crisis may limit American Capital’s ability to raise public equity and public and privately sourced debt through the remainder of 2008. Nevertheless, we expect to continue to raise private and public equity capital during the remainder of 2008 for our alternative asset funds under management.

While we have seen industry-wide mergers and acquisition volumes decline in the first quarter, we continue to see high quality companies come to market even in this tighter lending environment. The industry-wide reduction in available senior and mezzanine debt capital due to the liquidity crisis has resulted in more competitive pricing on debt, which has driven up gross returns and led to a favorable investing environment for us. We have experienced a widening of expected returns on our new debt investments in the second half of 2007 and the first quarter of 2008.

However, the deterioration in the credit markets created general market volatility and illiquidity, resulting in significant declines in the market values of a broad range of debt and equity investments. We were not immune to the impacts of these market dynamics as our results in the first quarter of 2008 clearly indicate through the recording of net unrealized depreciation of $997 million in our investment portfolio. The majority of the depreciation in the first quarter of 2008 was due to declining trading prices and continued widening of investment spreads as well as our adoption of SFAS No. 157, a new accounting standard that provides a framework for measuring the fair value of assets and liabilities. These factors had a greater impact on the unrealized depreciation of our investments during the quarter than the credit quality of our portfolio. In general, the credit quality of our portfolio remains strong with defaults remaining low. For example, our Structured Product investments experienced over $360 million of unrealized depreciation during the first quarter of 2008 due to the continued widening of investment spreads as a result of the illiquidity in the market. However, the underlying collateral of these Structured Products is generally performing as underwritten. As we expect to hold these investments to settlement or maturity, we do not expect to realize a loss on most of the current or prior period unrealized depreciation as we anticipate the future proceeds to be received upon settlement or maturity to exceed the GAAP fair value as of March 31, 2008 by approximately $530 million.

For the three months ended March 31, 2008, we reported net operating income of $151 million, or $0.77 per diluted share, net realized earnings of $184 million, or $0.94 per diluted share, and a net loss of $813 million, or $(4.16) per diluted share. The net loss for the quarter was driven largely by the $997 million of net unrealized depreciation.

American Capital Investing Activities

We provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and directly to early stage and mature private and small public companies. Currently, we will invest up to $800 million in a single middle market transaction in North America. We also invest in Structured Products and in alternative asset funds managed by us. For summary financial information by segment and geographic area, see Note 5 to the interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

We seek to be a long-term partner with our portfolio companies. As a long-term partner, we will invest capital in a portfolio company subsequent to our initial investment if we believe that it can achieve appropriate returns for our investment. Add-on financings fund (i) strategic acquisitions by a portfolio company of either a complete business or specific lines of a business that are related to the portfolio company’s business, (ii) recapitalization of a portfolio company to raise financing on better terms, buyout one or several owners or to pay a dividend, (iii) growth of the portfolio company such as product development or plant expansions, or (iv) working capital for a portfolio company, sometimes in distressed situations, that needs capital to fund operating costs, debt service, or growth in receivables or inventory.

The total value of our investment portfolio was $9,639 million and $10,928 million as of March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008 and 2007, we originated investments in 23 and 42 portfolio companies, respectively. The type and aggregate dollar amount of our new investments during the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Three Months Ended March 31,
	2008	2007
American Capital Sponsored Buyouts	$303	$459
Financing for Private Equity Buyouts	—	153
Investments in Managed Alternative Asset Funds	400	—
Direct Investments	113	181
Structured Products	48	161
Add-On Financing for Acquisitions	—	57
Add-On Financing for Recapitalizations	2	70
Add-On Financing for Growth	1	4
Add-On Financing for Working Capital	12	8
Add-On Financing for Working Capital in Distressed Situations	30	2

Total	$909	$1,095

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Principal Prepayments	$240	$105
Senior Loan Syndications	274	424
Scheduled Principal Amortization	17	18
Payment of Accrued PIK Interest and Dividend and OID	20	3
Sale of Equity Investments	380	20

Total	$931	$570

Public Manager of Funds of Alternative Assets

We are a leading global alternative asset manager of third party funds. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we also manage European Capital Limited (“European Capital”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LLC (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”), and American Capital CRE CDO, Ltd. (“ACAS CRE CDO”). We may manage third party funds either through a consolidated operating subsidiary or through a wholly-owned portfolio company. We refer to the asset management business throughout this report to include the asset management activities conducted by both consolidated operating subsidiaries and wholly-owned alternative asset fund management portfolio companies. As of March 31, 2008, all of our third party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC.

As of March 31, 2008, our assets under management totaled $15 billion, including $5 billion under management in the third party funds named above. As of March 31, 2008, our capital resources under management totaled $19 billion.

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

The following table sets forth certain information with respect to our funds under management as of March 31, 2008.

	American Capital	European Capital	ACE I	ACE II	ACAS CLO-1	ACAS CRE CDO
Fund type	Public	Public Fund - London	Private Fund	Private Fund	Private Fund	Private Fund
	Alternative	Stock Exchange
Asset Manager and Fund

Established	1986	2005	2006	2007	2006	2007

Assets under management	$10.2 Billion(1)	$2.9 Billion	$1.0 Billion	$0.5 Billion	$0.4 Billion	$0.1 Billion

Investment types	Senior and	Senior and Subordinated	Equity	Equity	Senior Debt	CMBS
	Subordinated	Debt, Equity, CLO
	Debt, Equity,	and CDO
Structured Products

Equity capital type	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in third party funds that we manage.

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

ACE I is a private equity fund established in 2006 with $1 billion of equity commitments from third party investors. ACE I purchased 30% of our equity investments in 96 portfolio companies for an aggregate purchase price of $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by American Capital between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of equity commitments are recallable for additional co-investments with American Capital once they have been distributed to the third party ACE I investors. As of March 31, 2008, there were $94 million of recallable distributions available for add-on investments. American Capital, LLC manages ACE I in exchange for a 2% base management fee on the net cost basis of ACE I’s assets and 10% to 30% of the net profits of ACE I, subject to certain hurdles.

ACE II is a private equity fund established in 2007 with $585 million of equity commitments from third party investors. ACE II purchased 17% of our equity investments in 80 portfolio companies for an aggregate purchase price of $488 million. The remaining $97 million commitments will be used to fund add-on investments in the 80 portfolio companies. In addition, 10%, or $58.5 million, of the $585 million of equity commitments are recallable for additional co-investments with American Capital once they have been distributed to the third party ACE II investors. As of March 31, 2008, ACE II had $91 million and $58.5 million of unfunded equity commitments and recallable distributions outstanding, respectively. American Capital, LLC manages ACE II in exchange for a 2% base management fee on the net cost basis of ACE II’s assets and 10% to 30% of the net profits of ACE II, subject to certain hurdles.

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

Summary of Critical Accounting Policies

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: Valuation of Investments; Interest and Dividend Income Recognition; Stock-based Compensation; and Derivative Financial Instruments. Our accounting policy for the Valuation of Investments has been modified during the first quarter of 2008 and is presented below. The remaining critical accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Valuation of Investments

Our investments are carried at fair value in accordance with the 1940 Act and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest.

We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 provides a framework for measuring the fair value of assets and liabilities. SFAS No. 157 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

SFAS No. 157 defines fair value in terms of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”) and excludes transaction costs. Under SFAS No. 157, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under SFAS No. 157, it is assumed that the reporting entity has access to the market as of the measurement date.

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under SFAS No. 157, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We decide whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by American Capital, LLC, on a fully diluted basis. For investments in securities of portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market is a hypothetical secondary market to determine fair value.

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157. Where inputs for an asset or liability fall into more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of March 31, 2008.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments as follows:

-	For investments in securities of companies that are publicly traded for which we have a controlling interest, the fair value of the investment is based on the closing price of the security on the measurement date as adjusted for the fair value of a control premium that would be included in the assumptions used by market participants in valuing the controlling interest. A control premium incorporated into the valuation would be considered a Level 3 input if it has a significant impact on the determination of fair value. The value of the control premium is based on the value above the closing market quote that would be obtainable upon a sale of our controlling interest.

-

For securities of portfolio companies for which we have identified the M&A market as the principal market, we estimate the fair value based on the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise fair value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. For minority equity securities, we also estimate the fair value using the Enterprise Value Waterfall valuation methodology. To estimate the enterprise value of the portfolio company, we prepare an analysis consisting of traditional valuation methodologies. We weight some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to conclude on our estimate of the enterprise value. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. This financial and other information is generally obtained from the portfolio companies, and may represent unaudited, projected or proforma financial information. The assumptions incorporated in the valuation methodologies used to estimate the enterprise value consists primarily of unobservable Level 3 inputs, including management assumptions based on judgment. A change in these assumptions could have a material impact on the determination of fair value.

-	For securities of portfolio companies for which we have identified the hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that a hypothetical market participant would use to value the security using a market yield (“Market Yield”) valuation methodology. In applying the Market Yield valuation methodology, we estimate the fair value based on such factors as third party broker quotes and market participant assumptions including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The assumptions used to estimate the fair value in a hypothetical secondary market are considered primarily Level 3 inputs. We generally use an average life based on market data of the average life of similar debt securities for estimating the fair value of our debt securities. However, if we have information available to us that the debt security is expected to be repaid in the near term, we would use an estimated life based on the expected repayment date. The average life used to estimate the fair value of our debt securities is generally shorter than the legal maturity of the loans as our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our debt securities is based on our experience of current interest rate spreads on similar securities. A change in the unobservable inputs and assumptions that we use to estimate the fair value of our debt securities could have a material impact on the determination of fair value.

-	We value our investments in Structured Products using the Market Yield valuation methodology. We estimate the fair value based on such factors as third party broker quotes and cash flow forecasts subject to market participant assumptions regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participants market yield assumptions which are derived from multiple sources including, but not limited to, third party broker quotes, recent investments and securities with similar structure and risk characteristics. The cash flow forecasts and market yields used to discount the cash flows incorporate a significant amount of Level 3 inputs. A change in our default and recovery rate assumptions in the cash flow forecasts or a change in the market yield assumptions could have a material impact on the determination of fair value.

-	We value derivative instruments based on fair value information from the derivative counterparty as adjusted for nonperformance risk considerations. The value is corroborated by the estimated net present value of the future cash flows using relevant market forward interest rate yield curves in effect at the end of the period as adjusted for quantitative and qualitative nonperformance risk considerations.

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

See Notes 3 and 5 to the interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding the classification of our investment portfolio by Level 1, 2 and 3 as of March 31, 2008.

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

The consolidated operating results for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Operating income	$292	$250
Operating expenses	142	138

Operating income before income taxes	150	112
Provision for income taxes	1	2

Net operating income	151	114
Net realized gain on investments	33	13

Net realized earnings	184	127
Net unrealized (depreciation) appreciation of investments	(997)	7

Net (decrease) increase in net assets resulting from operations	$(813)	$134

Net Operating Income

Operating Income

For the three months ended March 31, 2008, operating income increased $42 million, or 17%, over the three months ended March 31, 2007.

We have two primary lines of business: Investing and Asset Management/Advisory. We derive the majority of our operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and third party alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio company investments and includes both management fees for middle market portfolio company management for providing advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management/Advisory Segment also includes our third party alternative asset fund management business. As of March 31, 2008, all of our third party alternative asset fund management services in our Asset Management/Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent American Capital, LLC declares regular quarterly dividends of its undistributed cumulative net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income. The results for our Asset Management/Advisory segment also include the realized gain (loss) and unrealized appreciation (depreciation) on our investment in American Capital, LLC.

The following is a summary of our operating income by segment for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated

Interest and dividend income	$251	$7	$258	$204	$2	$206
Fee and other income	4	30	34	1	43	44

Total operating income	$255	$37	$292	$205	$45	$250

Investing Segment

Operating income from our Investing segment consisted of the following for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008	2007
Interest income on debt securities	$194	$162
Dividend income on equity securities	53	40
Interest income on bank deposits	4	2

Interest and dividend income	251	204

Prepayment fees	2	—
Other fees	2	1

Fee and other income	4	1

Total operating income	$255	$205

Interest income on debt securities increased by $32 million, or 20%, for the three months ended March 31, 2008 over the comparable period in 2007 primarily due to an increase in our debt investments, which was partially offset by a decline in the weighted average effective interest rate on our debt investments. Dividend income on equity securities increased by $13 million, or 33%, for the three months ended March 31, 2008, over the comparable period in 2007 primarily due to an increase in our equity investments. The following table summarizes selected data for our debt and equity investments, at cost, for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
	2008	2007
Effective interest rate on debt investments, excluding interest rate swaps(1)	11.8%	12.0%
Effective interest rate on debt investments, including interest rate swaps(1)	11.4%	12.2%
Debt investments(1)	$6,596	$5,480
Senior loans as a % of debt investments as of period end	51.7%	45.7%
CMBS investments as a % of debt investments(1)	9.0%	9.6%
CMBS investments as a % of debt and equity investments(1)(2)	5.6%	6.5%
Average monthly one-month LIBOR	3.0%	5.3%

Effective yield on equity investments(1)(2)	5.3%	5.9%
Equity investments(1)(2)	$4,049	$2,704
Effective interest rate on debt and equity investments, excluding interest rate swaps(1)(2)	9.3%	10.0%
Effective interest rate on debt and equity investments, including interest rate swaps(1)(2)	9.1%	10.1%
Debt and equity investments(1)(2)	$10,645	$8,184

(1)	Monthly weighted average.
(2)	Excludes our equity investments in alternative asset fund management portfolio companies.

The monthly weighted average effective interest rate on debt investments, including CMBS but excluding interest rate swaps, decreased 20 basis points to 11.8% for the three months ended March 31, 2008 from 12.0% for the three months ended March 31, 2007. This is primarily due to a decrease in LIBOR from the prior year resulting in lower interest income on our variable rate loans. As of March 31, 2008 and 2007, 47% and 42%, respectively, of our debt investments were variable rate loans.

Including the impact of interest rate swaps, our monthly average effective interest rate on debt investments decreased 80 basis points to 11.4% for the three months ended March 31, 2008 from 12.2% for the three months ended March 31, 2007. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133. Under GAAP, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. In the three months ended March 31, 2008 and 2007, the total interest benefit (cost) of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $(5) million and $2 million, respectively.

The monthly weighted average effective yield on equity investments decreased 60 basis points to 5.3% for the three months ended March 31, 2008 from 5.9% for the three months ended March 31, 2007 primarily due to the decrease in monthly weighted average effective interest rate in debt investments discussed above. We recorded dividend income on our equity investment in European Capital of $17 million for the three months ended March 31, 2008 compared to $15 million for the three months ended March 31, 2007.

Asset Management/Advisory Segment

Operating income from our Asset Management/Advisory segment consisted of the following for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008	2007
Dividend income	$7	$2

Loan financing fees	8	6
Equity financing fees	4	8
Transaction structuring fees	3	4
Fund asset management fees and reimbursements	6	17
Portfolio company advisory and administrative fees	6	6
Other	3	2

Fee and other income	30	43

Total operating income	$37	$45

Dividend Income

Each quarter, American Capital, LLC declares a dividend from its undistributed cumulative net operating income to us. The net operating income of American Capital, LLC is comprised of the base management fees, profit sharing (called carried interest or incentive fee) and transaction fees it earns less the operating expenses it incurs for providing fund management services. For the three months ended March 31, 2008, American Capital, LLC declared a dividend of $7 million to us based on the following financial results (in millions):

Revenues
Management fees	$22
Transaction fees	2
Other	1

Total revenues	25

Operating expenses	16

Net operating income	$9

Fee and Other Income

Loan financing fees for the three months ended March 31, 2008 increased $2 million, or 33%, over the comparable period in 2007. The loan financing fees were 1.3% and 0.9% of loan originations for the three months ended March 31, 2008 and 2007, respectively. Loan fees received that are representative of additional yield are recorded as OID and accreted into interest income using the effective interest method.

Equity financing fees for the three months ended March 31, 2008 decreased $4 million or 50% over the comparable period in 2007. Equity financing fees were 1.6% and 3.5% of equity financing in the three months ended March 31, 2008 and 2007, respectively.

Prior to the second quarter of 2007, ECFS was a consolidated operating subsidiary that earned alternative asset management fees and expense reimbursement revenues. The alternative asset management fees and reimbursements revenue earned by ECFS during the three months ended March 31, 2007 were $5 million and $10 million, respectively. There were no alternative asset management fees and reimbursements revenue recorded by us related to ECFS during the three months ended March 31, 2008 as it was deconsolidated in the second quarter of 2007.

Operating Expenses

Operating expenses increased $4 million, or 3%, for the three months ended March 31, 2008 over the comparable period in 2007. The comparisons of our operating expenses between the first quarter of 2008 and 2007 are impacted by the deconsolidation of ECFS in the second quarter of 2007. Our operating leverage was 2% for both the three months ended March 31, 2008 and 2007, respectively. Operating leverage is our operating expenses plus those of ECFS post-deconsolidation, excluding stock-based compensation and interest expense, divided by our total assets under management at period end.

	Three Months Ended March 31,
	2008	2007
Interest	$63	$62
Salaries, benefits and stock-based compensation	56	51
General and administrative	23	25

Total operating expenses	$142	$138

Interest Expense

Interest expense for the three months ended March 31, 2008 increased $1 million, or 2%, over the comparable period in 2007. The increase in interest expense for the three months ended March 31, 2008 was due to an increase in the weighted average borrowings partially offset by a decrease in weighted average interest rate due primarily to a decline in LIBOR. Our weighted average borrowings were $4,833 million and $4,011 million for the three months ended March 31, 2008 and March 31, 2007, respectively. The weighted average interest rate on all of our borrowings for the three months ended March 31, 2008 and 2007 was 5.2% and 6.2%, respectively.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008	2007
Salaries	$26	$26
Benefits	7	6
Stock-based compensation	23	19

Total salaries, benefits and stock-based compensation	$56	$51

Salaries, benefits and stock-based compensation increased $5 million, or 10%, to $56 million in the three months ended March 31, 2008 compared to the prior year period primarily due to the increase in number of employees and annual salary increases, partially offset by the deconsolidation of ECFS.

General and Administrative Expenses

General and administrative expenses decreased $2 million, or 8%, to $23 million in the three months ended March 31, 2008 from $25 million in the comparable period in 2007. The decrease is primarily due to lower employee recruiting expense and legal fees and the deconsolidation of ECFS.

Provision for Income Taxes

As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary taxable income and taxable long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. Accordingly, dividends declared by June 16, 2008, the extended due date of our return, and paid by September 30, 2008, will be comprised of a portion of our ordinary income and all of our long-term capital gain income from the tax year ended September 30, 2007. As of March 31, 2008, we had undistributed ordinary taxable income of $232 million and undistributed net taxable long-term capital gains of $142 million. These amounts exclude our net short-term and long-term capital taxable gains of $43 million for our tax year beginning October 1, 2007.

We are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income, excluding net short-term capital gains, in any calendar year and 98% of our taxable capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar year ended December 31, 2007 and the one-year period ending October 31, 2007, we did not distribute at least 98% of our ordinary taxable income and capital gains and paid the 4% excise tax. For the three months ended March 31, 2008 and 2007, we accrued $3 million and $1 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the three months ended March 31, 2008 and 2007, we accrued $1 million and $0 million, respectively, of excise tax attributable to undistributed capital gains, which is included in net realized gains on the accompanying consolidated statements of operations.

Our consolidated taxable operations subsidiary, ACFS, is subject to corporate level federal and state income tax. For the three months ended March 31, 2008 and 2007, we recorded a tax benefit of $4 million and $3 million, respectively.

Net Realized Gain (Loss) on Investments

Our net realized gain (loss) on investments for the three months ended March 31, 2008 and 2007 consisted of the following (in millions):

	Three Months Ended March 31,
	2008	2007
Pasternack Enterprises, Inc	$33	$—
Exstream Holdings, Inc.	18	—
Other, net	—	17

Total gross realized portfolio gains	$51	$17

nSpired Natural Foods, Inc	(10)	—
Other, net	(13)	(7)

Total gross realized portfolio losses	$(23)	$(7)

Total net realized portfolio gains	$28	$10
Interest rate derivative periodic receipts, net	2	3
Interest rate derivative termination payments, net	(1)	—
Foreign currency transactions	5	—
Taxes on net realized gains	(1)	—

Total net realized gains	$33	$13

In the first quarter of 2008, we received full repayment of our remaining $29 million subordinated debt investment in Pasternack Enterprises, Inc and sold all of our equity interests for $44 million in proceeds realizing a total gain of $33 million offset by a reversal of unrealized appreciation of $35 million. The gain that we recognized included escrowed proceeds that we expect to receive of $2 million.

In the first quarter of 2008, we received full repayment of our remaining $65 million subordinated debt investment in Exstream Holdings, Inc. and sold our equity interests for $306 million in proceeds realizing a total gain of $18 million offset by a reversal of unrealized appreciation of $23 million. The gain that we recognized included escrowed proceeds that we expect to receive of $8 million.

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

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation (depreciation) of investments is based on valuations approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Gross unrealized appreciation of private finance portfolio investments	$129	$163
Gross unrealized depreciation of private finance portfolio investments	(276)	(159)
Impact of adopting SFAS No. 157	(180)	—

Net unrealized (depreciation) appreciation of private finance portfolio investments	(327)	4
Net unrealized depreciation of American Capital, LLC(1)	(140)	—
Net unrealized depreciation of European Capital Limited(1)	(123)	—
Net unrealized (depreciation) appreciation of Structured Products	(361)	5
Reversal of prior period net unrealized appreciation upon realization	(46)	(3)

Net unrealized (depreciation) appreciation of portfolio company investments	(997)	6
Foreign currency translation	73	8
Derivative agreements	(73)	(7)

Net unrealized (depreciation) appreciation of investments	$(997)	$7

(1)	Excludes foreign currency translation.

Private Finance

Our private finance investments consist of loans and equity securities primarily to privately-held middle market companies. There is generally no publicly available information about these companies and there generally does not exist a primary or secondary market for the trading of these privately issued securities. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

During the first quarter of 2008, we recorded $327 million of net unrealized depreciation on our private finance portfolio investments, including $180 million of net unrealized depreciation as a result of the change in our accounting methodologies from the adoption of SFAS No. 157. The remaining $147 million of net unrealized depreciation in our private finance portfolio was driven primarily by declines in cash flows of certain portfolio companies and trading multiples of comparable public companies.

As discussed in Notes 3 and 5 to our interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, we adopted SFAS No. 157 on January 1, 2008. As a result of the adoption of SFAS No. 157, we were required to modify our valuation methodologies for certain of our private finance investments. The effect on our first quarter of 2008 earnings from the adoption of SFAS No. 157 was $180 million of unrealized depreciation as follows:

•

Market Yield Analysis—Prior to the adoption of SFAS No. 157, we generally determined the fair value of our private finance investments by using the Enterprise Value Waterfall valuation methodology. This valuation approach results in the determination of a fair value of our investments based on a change of control in a M&A transaction or a recapitalization of the enterprise based on the value of the enterprise. However, upon the adoption of SFAS No. 157, for investments in debt and redeemable preferred equity securities of portfolio companies for which we do not have the ability to initiate a sale of the portfolio company as of the measurement date and for which there is no active market, we are required under SFAS No. 157 to use a hypothetical secondary market as our principal market. We determine the fair value based on the assumptions that hypothetical market participants would use to value the security using the Market Yield valuation methodology. During the first quarter of 2008, we recorded $132 million of net unrealized depreciation as a result of using a Market Yield valuation methodology to determine the fair value of these investments instead of the Enterprise Value Waterfall valuation methodology. We intend to hold these private finance investments until settlement or maturity which would generally be on a change of control event such as a sale or recapitalization of the company. In general, we would not exit these investments in a secondary market where the sale proceeds would be based on a market yield. Accordingly, we do not expect to realize this $132 million of unrealized depreciation if we hold the investments to settlement or maturity, and there are no significant unanticipated impairments.

•

Transaction Costs—SFAS No. 157 defines fair value in terms of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”) and excludes transaction costs. Prior to the adoption of SFAS No. 157, our valuation policy for investments recently originated or acquired was to generally consider our entry price (which is the initial cost of the investment including transaction costs) in determining fair value. During the first quarter of 2008, we recorded $48 million of net unrealized depreciation related to recently originated equity investments in our private finance portfolio as a result of using the exit price instead of the entry price in determining their fair values and thereby excluding initial transaction costs in our determination of fair value.

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital formed in the second quarter of 2007, is a holding company of wholly-owned third-party fund managers. During the three months ended March 31, 2008, we recognized $140 million of unrealized depreciation on our investment in American Capital, LLC, which was primarily driven by a decrease in the trading multiple of comparable asset management companies and a decline in its projected management fees due to a decline in the growth rate of assets under management. The decline in projected assets under management of American Capital, LLC was due in part to additional unrealized depreciation as a result of changes to accounting valuation policies upon the adoption of SFAS No. 157 by the third party alternative asset funds managed by American Capital, LLC.

European Capital

We own a 67% controlling majority-owned interest in European Capital, a company publicly traded on the London Stock Exchange under the ticker symbol “ECAS”. As outlined in our accounting policy and in accordance with the 1940 Act for determining fair value, for securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon transfer of control. As of March 31, 2008 and December 31, 2007, European Capital’s net asset value per share was €8.03 and €9.67 per share, respectively, and its closing market quote was €6.03 and €6.98 per share, respectively. As of March 31, 2008 and December 31, 2007, the fair value of our controlling majority-owned equity interest in European Capital was determined to be €6.91 and €7.88 per share, respectively, which was based on the closing market quote plus a control premium of 15% and 13%, respectively. The $123 million of unrealized depreciation in our investment in European Capital during the three months ended March 31, 2008 was driven primarily by a decrease in the closing market quote from

December 31, 2007 to March 31, 2008. Including the impact of foreign currency translation, our equity investment in European Capital was valued at $789 million and $839 million as of March 31, 2008 and December 31, 2007, respectively. A control premium was applied to the closing market quote as it was determined in good faith by our Board of Directors that additional value above the closing market quote would be obtainable upon the sale of our controlling interest in European Capital. The purchaser of the majority-owned controlling interest in European Capital would have the ability to realize the net asset value and take advantage of synergies and other benefits that would result from control over European Capital.

Structured Products

American Capital also has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities. During the three months ended March 31, 2008, we recorded net unrealized depreciation of $361 million on our Structured Product investments. Our CMBS portfolio, which includes a commercial real estate CDO, experienced $266 million of net unrealized depreciation and our commercial CLO and CDO portfolios experienced $95 million of net unrealized depreciation during the three months ended March 31, 2008. We value our Structured Product investments using the Market Yield valuation methodology. We estimate fair value based on third party broker quotes and cash flow forecasts subject to market participant assumptions regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, third party broker quotes, recent investments and securities with similar structure and risk characteristics. The $361 million of net unrealized depreciation during the three months ended March 31, 2008 and the accumulated net unrealized depreciation as of March 31, 2008 of $544 million is driven primarily by dramatic widening of the investments spreads caused by the liquidity crisis in the market. The liquidity crisis has driven investors’ expected returns on Structured Products. In general, there is not a liquid market for our non-investment grade Structured Product investments. However, there have been a few trades of securities of similar Structured Products in what is considered to be an illiquid distressed market during the first quarter of 2008, which has had the effect of decreasing the values of the overall Structured Products market. Our unrealized depreciation has not been driven by actual credit quality of the underlying loan pools as the investments have generally performed as underwritten.

We expect that we will hold these Structured Product investments until settlement or maturity. Based on our current assumptions of future default and recovery rates, reinvestment spreads and prepayment rates, we anticipate that we will realize upon the settlement or maturity approximately $530 million more in proceeds than the fair value as of March 31, 2008. The primary difference between the fair value as of March 31, 2008 and the anticipated proceeds at maturity is that the current market yields used to value these securities do not have an impact on our anticipated proceeds at settlement or maturity if our current assumptions of the future credit quality and cash flows prove accurate.

Our CMBS bonds are secured by diverse pools of high quality commercial mortgage loans. We also have an investment in ACAS CRE CDO, which is a commercial real estate CDO secured by CMBS bonds. As of March 31, 2008, our total investment in CMBS bonds and ACAS CRE CDO at fair value was $185 million, or less than 2% of our total investments. Our direct CMBS bonds and the CMBS bonds held by ACAS CRE CDO are secured by approximately $109 billion of commercial mortgage loans, although senior creditors typically have claims against those loans that are superior to our interests. Our investments in these securities have generally performed in accordance with our original underwriting assumptions and through March 31, 2008, we have experienced less than $1 million of losses of underlying commercial mortgage loan collateral of the CMBS bonds.

Our commercial CLO securities are generally secured by diverse pools of high quality commercial loans and have virtually no exposure to residential mortgage loans. Certain of our commercial CLO investments are in a joint venture portfolio company. As of March 31, 2008, our investment in commercial CLO securities at fair value was $134 million, or only 1% of our total investments. Our commercial CLO securities are secured by approximately $9 billion of primarily commercial loans, although senior creditors typically have claims against those loans that are superior to our interests. Our investments in these securities have generally performed in accordance with our original underwriting assumptions.

Our CDO securities are generally secured by diverse pools of bonds of other securitizations including commercial loans, CMBS and residential mortgage backed securities. In general, the exposure to sub-prime residential loans is not significant in our CDO portfolio. Our investments are in four CDO funds managed by four separate portfolio managers. Certain of our CDO investments are in a joint venture portfolio company. As of March 31, 2008, our total investment in CDO securities at fair value was only $3 million, or less than 1% of our total investments. Our CDO securities are secured by approximately $2 billion of collateral, although senior creditors typically have claims against those loans that are superior to our interests.

Foreign Currency Translation

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three months ended March 31, 2008, the foreign currency translation adjustment recorded in our interim consolidated statements of operations as unrealized appreciation was $73 million, primarily as a result of the Euro appreciating against the U.S. dollar.

Interest Rate Derivative Agreements

For interest rate derivative agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for nonperformance risk, if any, including an evaluation of our credit risk and our counterparty’s credit risk. A negative fair value would represent an amount we would have to pay a third party and a positive fair value would represent an amount we would receive from a third party to assume our obligation under an interest rate derivative agreement. They generally appreciate or depreciate primarily based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of derivative agreements. The decrease in the fair value of our derivative agreements in the three month period ended March 31, 2008 is primarily due to a decrease in the forward interest rate yield curve during the quarter.

Fair Value Compared to Realizable Value

We invest primarily in Level 3 assets, generally with the intention to hold the assets to settlement or maturity. We anticipate holding the debt investments in our private finance portfolio until maturity or until they are repaid through a change of control of the portfolio company; however we cannot estimate the future sale date and the time period before the debt investments would be settled before their maturity date. We also intend to hold our Structured Product investments until maturity, which could be in excess of ten years. The current lack of liquidity in the financial markets has caused investment spreads between the cost of funds and investment income to widen dramatically on our investments, which in most cases results in current fair values for many Level 3 assets that are materially lower than the values we anticipate realizing on settlement or maturity (“Realizable Value”). This is especially true regarding fair value estimates on investments with longer expected settlement or maturity dates. The current market yields used to value these investments should not have an impact on the amount of proceeds we would expect to receive upon settlement or maturity.

For example, at the end of the first quarter of 2008, we held an investment in a commercial real estate collateralized debt obligation (CRE CDO) that has been depreciated $209 million inception to date, including $160 million in the first quarter of 2008. This investment is currently producing approximately $8 million per quarter of cash flow, but its current fair value determined in accordance with GAAP is $11 million; however, we anticipate realizing our $220 million investment on settlement or maturity based on our assumptions of future credit losses, which includes a recession over the life of the investment. We believe the valuations of investments such as these are significantly impacted by both the lack of demand for such products and the lack of liquidity in the current market to finance the acquisition of these investments, thereby decreasing leveraged returns and prices that market participants are willing to pay for these securities. As such, there are material differences between the current GAAP fair value of several classes of our Level 3 assets compared to the value we anticipate we will realize on settlement or maturity.

We noted that in March 2008, the staff of the SEC’s Division of Corporation Finance published a letter that it had sent to a number of public companies regarding the disclosures in their periodic reports of the impact of SFAS No. 157. In the letter, companies are asked to consider disclosing for level 3 assets “… whether you believe the fair values diverge materially from the amounts you currently anticipate realizing on settlement or maturity. If so, disclose why and provide the basis for your views.” Because we believe many of these GAAP fair values diverge materially from the Realizable Value, we will begin to provide pro forma information on the Realizable Value of our assets in comparison to the fair value determined under GAAP.

We currently expect that our Realizable Value will exceed our fair value determined in accordance with GAAP as of March 31, 2008 by approximately $656 million.

With the exception of one portfolio investment that can be valued using quoted prices in active markets, the remaining 99% of our portfolio company investments are valued using Level 3 inputs. The breakdown of the cost basis, fair value and realizable value by asset class of our portfolio investments is as follows (in millions):

Asset Class	Cost Basis As of March 31, 2008	GAAP Fair Value As of March 31, 2008	Realizable Value(1)	Difference Between Realizable Value and GAAP Fair Value
Private Finance	$8,439	$8,184	$8,316	$132
Structured Products	866	322	852	530
European Capital	918	789	789	—
American Capital, LLC	69	340	340	—
Derivatives, net	1	(146)	(152)	(6)

Total	$10,293	$9,489	$10,145	$656

(1)	Realizable Value is a non-GAAP financial measure that does not represent current fair value or net present value. Realizable Value is the future value that we anticipate realizing on the settlement or maturity of our investments.

Independent Review of Valuations

Our Board of Directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. In that regard, the board retains Houlihan Lokey Howard & Zukin Financial Advisory, Inc. (“Houlihan Lokey”) to assist it by regularly reviewing a designated selection of our fair value determinations. Houlihan Lokey is a leading valuation firm in the U.S., engaged in over 1,000 valuation assignments per year for clients worldwide. Each quarter, Houlihan Lokey reviews approximately one quarter of our determination of the fair value of American Capital’s portfolio company investments that have been portfolio companies for at least one year and that have a fair value in excess of $25 million, in accordance with our valuation procedures.

For the first quarter of 2008, Houlihan Lokey reviewed our valuations of 16 portfolio company investments having an aggregate $1.2 billion in fair value as reflected in our interim consolidated financial statements as of March 31, 2008. Over the last four quarters, Houlihan Lokey has reviewed 82 portfolio companies totaling $6.8 billion in fair value as of their respective valuation dates. In addition, Houlihan Lokey representatives attend our quarterly valuation meetings and provide periodic reports and recommendations to the Audit and Compliance Committee of our Board of Directors. For those portfolio company investments that Houlihan Lokey has reviewed using the scope of review set forth by our Board of Directors and in accordance with our valuation procedures, our Board of Directors has made a fair value determination that is within the aggregate range of fair value for such investments as determined by Houlihan Lokey. Houlihan Lokey has been engaged, or may in the future be engaged, directly by us or our portfolio companies to provide investment banking services.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the latest twelve months (“LTM”) ended March 31, 2008 and 2007 and for the three months ended March 31, 2008 and 2007 annualized:

	Period Ended March 31,
	2008	2007
LTM net operating income return on average equity at cost	10.9%	11.6%
LTM realized earnings return on average equity at cost	15.0%	15.3%
LTM earnings return on average equity	(4.1)%	21.6%
Current quarter net operating income return on average equity at cost annualized	9.4%	10.6%
Current quarter realized earnings return on average equity at cost annualized	11.5%	11.9%
Current quarter earnings return on average equity annualized	(53.5)%	11.8%

Realized Earnings

As unrealized net (depreciation) appreciation does not impact our ability to pay a dividend on our common stock, we believe that Realized Earnings per common share, rather than Net (Loss) Earnings per common share, is a more relevant financial measure. We calculate Realized Earnings as our Net (loss) earnings less net unrealized (depreciation) appreciation. The following table summarizes our Realized Earnings for the three months ended March 31, 2008 and 2007 ($ in millions):

	March 31,		March 31,

	2008		2007

Realized earnings	$184		$127
Realized earnings per basic common share	$0.94		$0.83
Realized earnings per diluted common share	$0.94		$0.81
Weighted average shares of common stock outstanding—basic	195.2		152.7
Weighted average shares of common stock outstanding—diluted	195.2		156.1
Dividends declared per common share	$1.01		$0.89
Dividend coverage (1)	0.93	x	0.93	x
Dividend payout ratio (2)	1.07	x	1.07	x

(1)	Realized earnings per basic common share/Dividend declared per common share.
(2)	Dividend declared per common share/Realized earnings per basic common share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $37 million in cash and cash equivalents and $280 million of restricted cash. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt and are not available for our general operations. As of March 31, 2008, we had $2,026 million of availability under our revolving credit facilities (excluding standby letters of credit of $16 million) and $151 million available under our forward equity sale agreement based on the forward price as of March 31, 2008. During the first quarter, we principally funded our investments as follows:

•	Draws on revolving credit facilities;

•	Proceeds from equity offerings; and

•	Syndications of senior loans, repayments of loans and sales of equity investments.

The recent volatility in the global credit markets are directly affecting a wide range of industry sectors including, but not limited to, asset management (including private equity, mutual funds and hedge funds), banking and capital markets, insurance and real estate companies. The volatility in the debt and equity markets also might continue to adversely affect companies in other industry sections, particularly with respect to valuation of investment portfolios and tighter lending standards possibly curbing the flow of capital. However, as mentioned above, as of March 31, 2008 we had over $2.2 billion of available liquidity. Our access to this available liquidity could be limited by restrictions on our permitted leverage as a BDC. Although we cannot predict the market conditions going forward, we believe that the financing resources currently available to us as well as our continuing ability to generate operating cash flows and sell existing portfolio investments will provide us with adequate liquidity to execute our business strategy. Additionally, our remaining 2008 business plan has been developed assuming that we do not raise new capital and only reinvest capital as we experience realizations from exits and repayments. Our ability to draw on our revolving credit facilities can be reduced under certain circumstances, including a reduction in our net worth below specified minimum thresholds, a decrease in our corporate unsecured debt rating below a specified level and a decrease in our asset coverage ratios below a specified threshold. In addition, our ability to draw under our $1.3 billion secured revolving credit facility expires in October 2008. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period. We will look to extend or replace our secured revolving credit facility prior to its termination date in October 2008 but that cannot be assured.

We are currently in compliance with the requirements to qualify as a RIC under Subchapter M of the Code and to qualify as a BDC under the 1940 Act. As a RIC, we are required to distribute annually 90% or more of our ordinary taxable income. As a BDC, our asset coverage, as defined in the 1940 Act, must be at least 200% after each issuance of senior securities. As of March 31, 2008 and December 31, 2007, our asset coverage was 240% and 234%, respectively.

We are not generally able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount without shareholder approval. As of March 31, 2008, our net asset value per share was $28.16 per share and our closing market price was $34.16 per share. We do not have shareholder approval to sell shares below our net asset value per share. To the extent that our common stock trades at a market price below our net asset value per share during 2008, we will generally be precluded from raising equity capital through public offerings of our common stock. The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity in 2008, our ability to raise capital through the issuance debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

Equity Capital Raising Activities

For the three months ended March 31, 2008 and 2007, we completed three public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements (“FSA”). The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through FSA, and the proceeds we received, excluding underwriting fees and issuance costs, for the public offerings of our common stock for the three months ended March 31, 2008 and 2007:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
March 2008 public offering	8.7	$302	$34.77

March 2007 public offering	4.4	$187	$43.03
January 2007 public offering	5.2	231	44.11

Total for the three months ended March 31, 2007	9.6	$418	$43.54

In March 2008, we completed a public offering in which 8.7 million shares of our common stock were sold at a public offering price of $36.41 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount, of $302 million in exchange for the 8.7 million common shares. In addition, we granted the underwriters an over-allotment option to purchase up to an additional 1.3 million common shares of the Company. The over-allotment option expired without being exercised by the underwriters.

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

In November 2007, we entered into FSA (the “November 2007 FSA”) to sell 4.0 million shares of common stock. In connection with the November 2007 FSA, the counterparties, or forward purchasers, to the agreements, borrowed 4.0 million shares of common stock from third party market sources and then sold the shares to the public. Pursuant to the November 2007 FSA, we must sell to the forward purchasers 4.0 million shares of our common stock generally at such times as we elect over a one-year period. The November 2007 FSA provide for settlement date or dates to be specified at our discretion within the duration of the November 2007 FSA through termination in November 2008. On a settlement date, we will issue shares of our common stock to the applicable forward purchaser at the then applicable forward sale price. The forward sale price was initially $39.43 per share, which was the public offering price of shares of our common stock less the underwriting discount. The November 2007 FSA provide that the initial forward sale price per share will be subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and will be subject to a decrease by $1.00, $1.01, $1.03 and $1.05 on each of December 7, 2007, March 7, 2008, June 13, 2008 and September 12, 2008, respectively. The forward sale price will also be subject to decrease if the cost to the forward purchasers of borrowing our common stock exceeds a specified amount. The November 2007 FSA are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. As of March 31, 2008, there were 4.0 million shares available under the November 2007 FSA at a forward price of $37.65.

Stock Buy-Back Plan

In January 2008, we announced that our Board of Directors authorized a stock buy-back program, which allows for the repurchase of up to a maximum of $500 million of our common stock at prices below our net asset value per share as reported in our then most recently published financial statements. The stock repurchase plan is subject to prevailing market conditions and other considerations including restrictions under certain of our borrowings. We anticipate that share repurchases will be made from time to time, depending upon market conditions. Shares may be repurchased in the open market, including through block repurchases, or through privately negotiated transactions. We do not intend to repurchase any shares from our directors, officers or other affiliates. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund the repurchases with available cash. The repurchase program is expected to be in effect through December 31, 2008, or until the approved dollar amount has been used to repurchase shares. During the first quarter of 2008 we purchased a total of 0.2 million shares of our common stock in the open market for $6 million at an average price of $31.20 per share.

Debt Capital Raising Activities

Our debt obligations consisted of the following:

	March 31, 2008	December 31, 2007
Secured revolving credit facility, $1,300 million commitment	$285	$116
Unsecured revolving credit facility, $1,565 million commitment	538	1,350
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	28	27
Unsecured debt due August 2012	547	547
Unsecured debt due October 2020	75	75
TRS Facility	52	—
ACAS Business Loan Trust 2004-1 asset securitization	245	320
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	412	492
ACAS Business Loan Trust 2007-2 asset securitization	338	338

Total	$4,079	$4,824

The daily weighted average debt balance for the three months ended March 31, 2008 and 2007 was $4,833 million and $4,011 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2008 and 2007 was 5.2% and 6.2%, respectively. We are currently in compliance with all of our debt covenants. As of March 31, 2008 and December 31, 2007, the fair value of the above borrowings was $3,875 million and $4,605 million, respectively. The fair value of fixed rate debt instruments is based upon market interest rates. The fair value of variable rate debt instruments is based upon market credit spreads.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of March 31, 2008, loans on non-accrual status for 22 portfolio companies were $375 million, calculated as the cost plus unamortized OID, and had a fair value of $80 million. These loans include a total of $307 million with PIK interest features.

As of March 31, 2008 and December 31, 2007, loans on accrual status, past due loans and loans on non-accrual status were as follows (dollars in millions):

	Number of Portfolio Companies	March 31, 2008	Number of Portfolio Companies	December 31, 2007
Current	124	$5,365	131	$5,708

One Month Past Due		—		150
Two Months Past Due		41		—
Three Months Past Due		10		—
Greater than Three Months Past Due		55		—
Loans on Non-accrual Status		375		338

Subtotal	24	481	22	488

Total Loans at Face	148	$5,846	153	$6,196

Total Loans at Fair Value	148	$5,338	153	$5,889

Past Due and Non-accural Loans as a Percent of Total Loans		8.2%		7.9%
Non-accrual Loans as a Percent of Total Loans at Fair Value		1.5%		2.1%

The loan balances at face above reflect our cost of the debt, excluding Structured Products, plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

During the first quarter of 2008, we recapitalized one portfolio company by exchanging our debt security for a preferred equity security that had a cost basis of $39 million and a fair value of $1 million.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the periods ended March 31, 2008:

	Static Pool
Portfolio Statistics (1) ($ in millions, unaudited)	Pre-1999	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Pre- 1999 - 2008 Aggregate	2003 - 2008 Aggregate
Internal Rate of Return-All Investments(2)	6.7%	9.2%	8.0%	19.0%	9.2%	22.1%	16.8%	17.6%	16.2%	9.6%	23.1%	14.5%	16.8%
Internal Rate of Return-All Investments(3)	6.7%	9.2%	8.0%	19.0%	9.2%	22.1%	16.2%	17.7%	14.5%	-8.0%	-7.9%	12.5%	13.8%
Internal Rate of Return-Equity Investments Only(2)(4)(5)	19.3%	-18.7%	11.8%	46.8%	16.0%	31.9%	28.4%	22.5%	24.8%	17.5%	4.3%	22.3%	24.6%
Original Investments and Commitments	$400	$380	$285	$375	$958	$1,432	$2,265	$4,272	$5,049	$6,594	$365	$22,375	$19,977
Total Exits and Prepayments of Original Investments	$329	$297	$285	$286	$675	$1,073	$1,546	$1,846	$2,341	$1,462	$—	$10,140	$8,268
Total Interest, Dividends and Fees Collected	$154	$145	$105	$150	$291	$352	$517	$715	$584	$366	$16	$3,395	$2,550
Total Net Realized (Loss) Gain on Investments	$(67)	$(47)	$(39)	$25	$(58)	$134	$169	$252	$71	$1	$—	$441	$627
Current Cost of Investments	$73	$30	$—	$58	$259	$314	$709	$2,051	$2,376	$4,091	$331	$10,292	$9,872
Current Fair Value of Investments	$50	$19	$—	$22	$209	$386	$592	$2,274	$2,340	$3,434	$309	$9,635	$9,335
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.5%	0.2%	0%	0.2%	2.2%	4.0%	6.1%	23.6%	24.4%	35.6%	3.2%	100.0%	96.9%
Net Unrealized Appreciation/(Depreciation)	$(23)	$(11)	$—	$(36)	$(50)	$72	$(117)	$223	$(36)	$(657)	$(22)	$(657)	$(537)
Non-Accruing Loans at Face	$14	$7	$—	$25	$38	$24	$55	$78	$20	$114	$—	$375	$291
Non-Accruing Loans at Fair Value	$5	$3	$—	$11	$3	$6	$10	$19	$7	$16	$—	$80	$58
Equity Interest at Fair Value(4)	$28	$10	$—	$3	$47	$164	$96	$1,539	$780	$1,167	$141	$3,975	$3,887
Debt to EBITDA(6)(7)(8)	NM	2.5	—	10.6	5.1	4.9	6.0	4.4	5.6	7.0	5.8	5.9	6.0
Interest Coverage(6)(8)	NM	3.9	—	1.6	1.6	1.6	1.6	2.6	1.9	1.9	1.5	1.9	2.0
Debt Service Coverage(6)(8)	NM	3.3	—	1.6	1.2	1.5	1.3	2.0	1.6	1.6	1.4	1.6	1.6
Average Age of Companies(8)	67 yrs	58 yrs	—	23 yrs	43 yrs	38 yrs	39 yrs	28 yrs	28 yrs	29 yrs	19 yrs	30 yrs	29 yrs
Diluted Ownership Percentage(4)	55%	52%	0%	53%	39%	49%	31%	53%	33%	45%	89%	45%	45%
Average Sales(8)(9)	$185	$23	$—	$88	$65	$169	$104	$111	$127	$195	$56	$147	$149
Average EBITDA(8)(10)	$10	$4	$—	$2	$13	$32	$22	$25	$28	$35	$17	$29	$29
Average EBITDA Margin	5.4%	17.4%	0%	2.3%	20.0%	18.9%	21.2%	22.5%	22.0%	17.9%	30.4%	19.7%	19.5%
Total Sales(8)(9)	$304	$31	$—	$385	$387	$1,545	$1,787	$3,030	$4,764	$9,109	$176	$21,518	$20,411
Total EBITDA(8)(10)	$14	$5	$—	$11	$55	$228	$299	$474	$907	$1,651	$46	$3,690	$3,605
% of Senior Loans(8)(11)	97%	0%	0%	25%	70%	60%	64%	48%	42%	70%	59%	57%	57%
% of Loans with Lien(8)(11)	100%	100%	0%	100%	100%	100%	93%	92%	84%	96%	100%	92%	92%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at Realizable Value based on the anticipated proceeds to be received upon settlement or maturity.
(3)	Assumes investments are exited at current GAAP fair value.
(4)	Excludes investments in commercial mortgage backed securities and collateralized debt obligations.
(5)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(6)	These amounts do not include investments in which the Company owns only equity.
(7)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(8)	Excludes investments in commercial mortgage backed securities, collateralized debt obligations, ACAS CRE CDO and European Capital Limited.
(9)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(10)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(11)	As a percentage of our total debt investments.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in American Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company believes that there have been no material changes in these market risks since December 31, 2007.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the first quarter of 2008.

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

Item 1A. Risk Factors

The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information for the quarter ended March 31, 2008, regarding shares of our common stock that were purchased under a non-qualified deferred compensation plan, which is administered by a third party trustee. The Compensation and Corporate Governance Committee of our Board of Directors is the administrator of the plan. The purpose of this plan is to grant bonus awards to our employees. The Compensation and Corporate Governance Committee determines cash bonus awards, including vesting schedules. The cash bonus awards are invested by the trust in shares of our common stock that are purchased in the open market.

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share
	(in millions, except per share amounts)
January 2008	0.8	$32.06
February 2008	—	—
March 2008	0.1	35.04

First Quarter 2008	0.9	$32.27

Stock Buy-Back Plan

As discussed in Note 11 to the interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, the following table provides information for the quarter ended March 31, 2008, regarding shares of our common stock that we repurchased in the open market.

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share
	(in millions, except per share amounts)
January 2008	0.2	$31.20
February 2008	—	—
March 2008	—	—

First Quarter 2008	0.2	$31.20

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

Date: May 12, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.