Form 10-Q
period 2008-06-30
AMERICAN CAPITAL, LTD
filed 2008-08-11
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00149

AMERICAN CAPITAL, LTD.

(Exact name of registrant as specified in its charter)

Delaware	52-1451377
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center

14th Floor

Bethesda, Maryland 20814

(Address of principal executive offices)

(301) 951-6122

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 31, 2008, was 207,005,170.

AMERICAN CAPITAL, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments at fair value (cost of $10,680 and $10,667, respectively)
Non-Control/Non-Affiliate investments (cost of $5,930 and $6,467, respectively)	$5,326	$6,351
Affiliate investments (cost of $451 and $394, respectively)	410	396
Control investments (cost of $4,299 and $3,806, respectively)	3,950	4,177
Derivative agreements (cost of $0 and $0, respectively)	1	4

Total investments at fair value	9,687	10,928
Cash and cash equivalents	262	143
Restricted cash and cash equivalents	229	401
Interest receivable	42	56
Other	236	204

Total assets	$10,456	$11,732

Liabilities and Shareholders’ Equity
Debt ($302 and $267 maturing within one year, respectively)	$4,475	$4,824
Derivative agreements	76	77
Accrued dividends payable	209	195
Other	100	195

Total liabilities	4,860	5,291

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 214.0 and 201.4 issued and 207.2 and 195.9 outstanding, respectively	2	2
Capital in excess of par value	6,457	6,013
Undistributed net realized earnings	226	254
Net unrealized (depreciation) appreciation of investments	(1,089)	172

Total shareholders’ equity	5,596	6,441

Total liabilities and shareholders’ equity	$10,456	$11,732

Net asset value per common share	$27.01	$32.88

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$151	$88	$317	$219
Affiliate investments	11	18	22	34
Control investments	77	143	158	201

Total interest and dividend income	239	249	497	454

Asset management and other fee income
Non-Control/Non-Affiliate investments	9	38	18	45
Affiliate investments	1	—	1	2
Control investments	14	39	39	75

Total asset management and other fee income	24	77	58	122

Total operating income	263	326	555	576

OPERATING EXPENSES:
Interest	48	73	111	135
Salaries, benefits and stock-based compensation	57	67	113	118
General and administrative	20	22	43	47

Total operating expenses	125	162	267	300

NET OPERATING INCOME BEFORE INCOME TAXES	138	164	288	276
Benefit (provision) for income taxes	7	(11)	8	(9)

NET OPERATING INCOME	145	153	296	267

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	4	58	(5)	60
Affiliate investments	1	25	2	25
Control investments	58	(6)	94	2
Taxes on net realized gain	(3)	—	(4)	—
Foreign currency transactions	1	—	6	—
Derivative agreements	(12)	9	(11)	12

Total net realized gain on investments	49	86	82	99

Net unrealized (depreciation) appreciation of investments
Portfolio company investments	(336)	507	(1,333)	514
Foreign currency translation	—	4	73	11
Derivative agreements	72	38	(1)	31

Total net unrealized (depreciation) appreciation of investments	(264)	549	(1,261)	556

Total net (loss) gain on investments	(215)	635	(1,179)	655

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (NET (LOSS) EARNINGS)	$(70)	$788	$(883)	$922

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.71	$0.93	$1.48	$1.68
Diluted	$0.71	$0.91	$1.48	$1.64
NET (LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.34)	$4.77	$(4.42)	$5.80
Diluted	$(0.34)	$4.68	$(4.42)	$5.68
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	204.4	165.1	199.8	158.9
Diluted	204.4	168.5	199.8	162.4
DIVIDENDS DECLARED PER COMMON SHARE	$1.03	$0.91	$2.04	$1.80

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Six Months Ended June 30,
	2008	2007
Operations:
Net operating income	$296	$267
Net realized gain on investments	82	99
Net unrealized (depreciation) appreciation of investments	(1,261)	556

Net (decrease) increase in net assets resulting from operations	(883)	922

Shareholder distributions:
Common stock dividends from net operating income	(296)	(267)
Common stock dividends from net realized gain on investments	(82)	(21)
Common stock dividends in excess of net operating income and net realized gain on investments	(28)	—

Net decrease in net assets resulting from shareholder distributions	(406)	(288)

Capital share transactions:
Issuance of common stock	444	1,420
Issuance of common stock under stock option plans	4	17
Issuance of common stock under dividend reinvestment plan	—	23
Purchase of common stock held in deferred compensation trusts	(43)	(13)
Purchase of treasury stock	(6)	—
Deconsolidation of stock held in ECFS deferred compensation trusts	—	22
Stock-based compensation	43	32
Other	2	(2)

Net increase in net assets resulting from capital share transactions	444	1,499

Total (decrease) increase in net assets	(845)	2,133

Net assets at beginning of period	6,441	4,342

Net assets at end of period	$5,596	$6,475

Net asset value per common share at end of period	$27.01	$35.54

Common shares outstanding at end of period	207.2	182.2

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(883)	$922
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation (appreciation) of investments	1,261	(556)
Net realized gain on investments	(82)	(99)
Accrued payment-in-kind interest and dividends	(94)	(85)
Collection of loan origination fees	8	22
Stock-based compensation expense	43	32
Decrease (increase) in interest receivable	12	(13)
Increase in other assets	(25)	(4)
Decrease in other liabilities	(99)	(26)
Other	—	(2)

Net cash provided by operating activities	141	191

Investing activities:
Purchases of investments	(934)	(4,184)
Fundings on portfolio company revolving credit facility investments, net	(303)	(95)
Principal repayments	550	664
Proceeds from loan syndications and loan sales	295	651
Collection of payment-in-kind notes and dividends and accreted loan discounts	36	34
Proceeds from sale of equity investments	529	205
Capital expenditures for property and equipment	(6)	(20)
Other	(9)	13

Net cash provided by (used in) investing activities	158	(2,732)

Financing activities:
(Repayment) proceeds from issuance of notes payable from asset securitizations, net	(200)	480
(Payments) draws on revolving credit facilities, net	(198)	967
Proceeds (repayments) from TRS facility, net	39	(2)
Increase in deferred financing costs	—	(10)
Decrease in debt service escrows	171	30
Issuance of common stock	448	1,437
Purchase of common stock held in deferred compensation trusts	(30)	(13)
Purchase of treasury stock	(6)	—
Distributions paid	(404)	(243)
Other	—	(3)

Net cash (used in) provided by financing activities	(180)	2,643

Net increase in cash and cash equivalents	119	102
Cash and cash equivalents at beginning of period	143	77
Cash eliminated with deconsolidation of European Capital Financial Services (Guernsey) Limited	—	(7)

Cash and cash equivalents at end of period	$262	$172

Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$—	$23

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Six Months Ended June 30,
	2008	2007
Per Share Data:
Net asset value at beginning of the period	$32.88	$29.42

Net operating income(1)	1.48	1.68
Net realized gain on investments(1)	0.41	0.62
Net unrealized (depreciation) appreciation on investments(1)	(6.31)	3.50

Net (decrease) increase in net assets resulting from operations(1)	(4.42)	5.80
Issuance of common stock	0.13	2.36
Shareholder distributions	(2.04)	(1.80)
Other, net(2)	0.46	(0.24)

Net asset value at end of period	$27.01	$35.54

Ratio/Supplemental Data:
Per share market value at end of period	$23.77	$42.52
Total loss(3)	(22.55)%	(4.10)%
Shares outstanding at end of period	207.2	182.2
Net assets at end of period	$5,596	$6,475
Average net assets(4)	$5,919	$5,199
Average debt outstanding(5)	$4,656	$4,611
Average debt per common share(1)	$23.30	$29.02
Ratio of operating expenses to average net assets(6)	9.05%	11.57%
Ratio of operating expenses, net of interest expense, to average net assets(6)	5.29%	6.36%
Ratio of interest expense to average net assets(6)	3.76%	5.21%
Ratio of net operating income to average net assets(6)	10.03%	10.30%

(1)	Weighted average basic per share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the purchase of treasury stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total loss is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total loss is not annualized.
(4)	Based on the average of ending net assets as of the end of each reporting period.
(5)	Based on a daily weighted average balance of debt outstanding during the period.
(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value

NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants(1)			250,000		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		$63.6	62.8	63.6
		Convertible Preferred Stock			70,752		80.6	101.9
		Common Stock(1)			17,687,156		17.7	25.4
							161.1	190.9
Algoma Holding Company	Building Products	Subordinated Debt(7)	13.0%	4/13		13.2	13.1	13.1
		Convertible Preferred Stock(1)			23,319		—	7.8
							13.1	20.9
American Acquisition, LLC	Diversified Financial Services	Senior Debt	13.1%	12/12		18.1	17.7	17.7
AmWins Group, Inc.	Insurance	Senior Debt(7)	8.0%	6/14		18.7	18.6	14.0
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt	11.3%	4/13		8.0	7.9	7.9
		Subordinated Debt	14.5%	4/15		60.3	59.7	59.7
							67.6	67.6
Aspect Software	IT Services	Senior Debt	9.8%	7/12		20.0	19.8	18.9
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	10.0%	1/14		15.5	15.3	15.5
		Subordinated Debt(7)	16.0%	1/15		21.3	21.1	21.3
		Convertible Preferred Stock			148,742		24.9	14.1
		Common Stock			7,829		1.3	—
							62.6	50.9
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		6.0	6.1	6.1
Axygen Holdings Corporation	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	9/14		60.7	60.0	60.0
		Redeemable Preferred Stock			205,204		42.9	61.6
		Convertible Preferred Stock			48,736		13.9	13.9
		Common Stock(1)			2,566		0.2	0.4
		Common Stock Warrants(1)			205,204		19.1	29.0
							136.1	164.9
Barton-Cotton Holding Corporation	Commercial Services & Supplies	Subordinated Debt	14.0%	9/14		31.8	31.4	31.8
		Redeemable Preferred Stock(1)			28,263		15.7	8.4
		Convertible Preferred Stock(1)			67,158		6.7	—
		Common Stock Warrants(1)			125,610		12.6	—
							66.4	40.2
BBB Industries, LLC	Auto Components	Senior Debt(7)	8.2%	6/14		21.2	21.2	17.9
Belloto Holdings Limited(3)	Household Durables	Subordinated Debt	15.2%	6/17		3.8	3.8	3.8
		PIK Note	15.0%	12/17			9.2	6.8
		Ordinary Shares(1)			32,434		0.1	—
							13.1	10.6
Berry-Hill Galleries, Inc.	Distributors	Senior Debt	16.0%	3/10		7.6	7.5	7.5
		Common Stock Warrants(1)			1		0.1	0.1
							7.6	7.6
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt(7)	9.7%	7/12		8.0	8.0	7.5
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt(7)	8.8%	9/14		30.0	29.7	24.3
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	8.0%	10/13		15.0	15.0	11.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	9.5%	5/11		13.1	13.0	5.0
		Redeemable Preferred Stock(1)			21,215		42.7	—
		Convertible Preferred Stock(1)			665,000		—	—
		Common Stock(1)			1		—	—
							55.7	5.0
Cinelease, Inc.	Electronic Equipment & Instruments	Senior Debt(7)	8.3%	12/08-3/13		61.5	60.9	53.9
		Common Stock(1)			583		0.6	0.3
							61.5	54.2
CMX Inc.	Construction & Engineering	Senior Debt(7)	7.5%	5/11-5/12		129.4	128.1	119.1
		Senior Debt(6)	9.0%	5/12		15.9	15.9	15.0
		Common Stock(1)			35,000		0.1	—
							144.1	134.1
Compusearch Holdings Company, Inc.	Software	Subordinated Debt(7)	12.0%	6/12		12.6	12.4	12.4
		Convertible Preferred Stock(1)			23,342		0.9	1.5
							13.3	13.9
Contec Holdings Ltd.	Household Durables	Subordinated Debt(7)	14.0%	6/13-6/14		87.6	86.5	87.6
		Convertible Preferred Stock			76,952		89.7	135.2
		Common Stock(1)			19,237,842		19.3	30.8
							195.5	253.6
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt(7)	12.5%	3/11		13.0	11.3	11.4
		Redeemable Preferred Stock			1,165,930		1.5	2.1
		Common Stock Warrants(1)			5,022,576		3.5	8.0
							16.3	21.5
CyrusOne Networks, LLC	IT Services	Senior Debt(7)	10.0%	1/14		17.1	16.9	16.2
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		18.5	18.3	18.5
		Redeemable Preferred Stock			26,613		15.5	32.4
		Convertible Preferred Stock			29,569		3.3	5.2
		Common Stock Warrants(1)			89,020		16.9	15.5
							54.0	71.6
Direct Marketing International LLC	Media	Subordinated Debt(7)	15.2%	7/12		28.8	28.5	28.5
Dyno Holding Corp.	Auto Components	Senior Debt	6.5%	11/13		42.5	42.0	42.4
		Subordinated Debt(7)	16.0%	11/14		27.0	26.7	27.0
		Convertible Preferred Stock			389,759		41.6	33.2
		Common Stock(1)			97,440		10.2	—
							120.5	102.6
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units(1)			1,985,748		0.7	3.8
Edline, LLC	Software	Subordinated Debt(7)	14.0%	7/13		18.0	14.0	18.3
		Membership Warrants(1)			6,447,500		6.0	11.9
							20.0	30.2
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt(7)	14.8%	11/13-11/14		25.8	25.6	25.8
		Convertible Preferred Stock(1)			861,364		20.9	13.5
							46.5	39.3
FCC Holdings, LLC	Commercial Banks	Subordinated Debt	17.4%	12/12		75.0	74.3	74.3
Ford Motor Company(2)	Automobiles	Revolver Commitment	0.0%	12/11			(12.6)	(30.6)
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt(6)	15.0%	8/11		13.6	11.1	—
		Common Stock Warrants(1)			122,397		0.1	—
							11.2	—

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
FPI Holding Corporation	Food Products	Senior Debt(7)	7.6%	5/11-5/12		56.6	56.0	56.7
		Redeemable Preferred Stock(1)			4,469		39.1	1.0
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							124.2	57.7
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt	10.8%	4/14		20.7	16.9	17.6
FU/WD Opa Locka, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		32.8	31.3	28.8
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	1/14		7.3	7.3	4.9
HMSC Corporation	Insurance	Senior Debt(7)	8.2%	10/14		3.5	3.5	2.6
HomeAway, Inc.	Diversified Consumer Services	Senior Debt(7)	8.2%	12/12		89.7	88.8	88.8
		Redeemable Preferred Stock			384,297		0.7	0.6
		Convertible Preferred Stock			1,923,786		10.8	24.9
		Common Stock(1)			153,475		0.3	2.0
							100.6	116.3
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt(7)	15.6%	7/12		35.7	35.5	35.5
		Redeemable Preferred Stock(1)			2,915		5.4	5.4
							40.9	40.9
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt(7)	10.0%	4/14		20.0	20.0	17.4
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	9.5%	10/13		52.2	51.5	50.8
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt(7)	10.0%	3/13		11.5	11.4	11.4
		Subordinated Debt(7)	15.0%	3/14		17.5	17.2	17.2
		Convertible Preferred Stock			14,283		18.2	30.6
							46.8	59.2
Inovis International, Inc.	Software	Senior Debt(7)	9.3%	5/10		88.0	87.4	87.4
Intergraph Corporation	Software	Senior Debt(7)	8.6%	12/14		3.0	3.0	2.7
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	10.3%	12/13		25.0	24.8	24.3
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	8.0%	12/14		19.0	19.1	13.4
Jones Stephens Corp.	Building Products	Subordinated Debt(7)	13.5%	9/13-9/14		23.0	22.7	22.7
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	8.7%	1/12-1/14		24.1	23.9	24.5
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)(7)	7.9%	11/14		22.4	22.4	9.6
LCW Holdings, LLC	Real Estate	Senior Debt	9.0%	10/12		32.4	31.4	32.6
		Warrant(1)			12.5%		0.8	4.5
							32.2	37.1
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	8.2%	1/15		28.5	28.6	24.9
LN Acquisition Corp.	Machinery	Senior Debt(7)	8.5%	1/15		21.5	21.6	19.6
Logex Corporation	Road & Rail	Subordinated Debt(6)	12.2%	7/08		12.7	9.1	0.2
LTM Enterprises, Inc.	Personal Products	Senior Debt(7)	10.6%	11/11		19.0	19.1	18.3
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt(7)	14.8%	1/13		13.9	13.8	13.8
Medical Billing Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	9/13		10.5	10.4	10.5
		Convertible Preferred Stock			13,199,000		15.1	18.5
		Common Stock(1)			3,299,582		3.3	4.1
							28.8	33.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Mirion Technologies	Electrical Equipment	Senior Debt(7)	8.2%	5/10-11/11		119.2	118.5	121.5
		Subordinated Debt(7)	15.5%	9/09-5/12		49.8	49.5	49.9
		Convertible Preferred Stock			435,724		45.7	90.9
		Common Stock(1)			24,503		2.8	3.6
		Common Stock Warrants(1)			222,156		18.6	30.9
							235.1	296.8
Mitchell International, Inc.	IT Services	Senior Debt(7)	8.1%	3/15		5.0	5.0	4.8
MTS Group, LLC	Textiles, Apparel & Luxury Goods	Senior Debt(7)	8.9%	10/08-10/11		20.1	19.9	19.9
		Subordinated Debt(6)	16.0%	10/12		16.2	13.7	1.3
		Common Units(1)			558,214		0.7	—
							34.3	21.2
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt(7)	9.2%	9/14		53.0	52.8	41.6
NBD Holdings Corp.	Diversified Financial Services	Senior Subordinated Debt(7)	14.0%	8/13		45.1	44.6	44.6
		Convertible Preferred Stock			84,174		10.0	10.0
		Common Stock			633,408		0.1	0.1
							54.7	54.7
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt	7.7%	10/15		5.4	5.5	5.1
Nivel Holdings, LLC	Distributors	Senior Debt(7)	8.7%	10/12-10/13		63.2	62.3	56.8
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	8.8%	4/12-4/14		300.2	297.2	257.2
		Subordinated Debt	11.2%	4/14		56.7	56.7	42.2
		Common Stock(1)			565,885		—	0.6
							353.9	300.0
Pan Am International Flight Academy, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	16.0%	7/13		27.5	27.2	27.2
		Convertible Preferred Stock(1)			8,234		8.2	12.8
							35.4	40.0
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	9.0%	12/10-12/11		23.8	23.7	23.7
		Subordinated Debt(7)	15.0%	12/12		17.1	17.1	17.1
							40.8	40.8
Qioptiq S.A.R.L.(3)	Electronic Equipment & Instruments	Subordinated Debt	12.1%	3/18		28.5	28.2	28.2
Ranpak Acquisition Company	Containers & Packaging	Senior Debt	10.5%	12/13-12/14		142.8	141.3	137.5
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	15.3%	10/14-10/15		188.5	186.8	188.5
		Convertible Preferred Stock			154,142		161.6	134.8
		Common Stock(1)			1,541,415		1.5	—
							349.9	323.3
Rhinebridge, LLC(3)	Diversified Financial Services	Commercial Paper(1)	5.3%	1/14		23.5	23.5	16.8
Roarke - Money Mailer, LLC	Media	Common Membership Units(1)			20,404		0.9	1.7
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock(1)			67,973		4.6	—
Sanlo Holdings, Inc.	Electrical Equipment	Common Stock Warrants(1)			5,187		0.5	1.8
Scanner Holdings Corporation	Computers & Peripherals	Senior Debt(7)	6.0%	5/12-5/13		16.7	16.4	16.6
		Subordinated Debt(7)	14.0%	5/14		20.4	20.2	20.4
		Convertible Preferred Stock			77,640,000		7.8	7.5
		Common Stock(1)			78,242		0.1	—
							44.5	44.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock(1)			12,281		0.7	—
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Redeemable Preferred Partnership Units			26,274		0.5	0.6
		Partnership Units(1)			95,280		0.8	1.4
							1.3	2.0
Small Smiles Holding Company, LLC	Health Care Providers & Services	Subordinated Debt(7)	14.5%	9/13		74.4	73.5	73.5
		Subordinated Debt(6)(7)	16.5%	9/14		23.3	17.3	16.1
							90.8	89.6
SSH Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	9.7%	9/12		12.5	12.3	12.3
		Subordinated Debt(7)	14.0%	9/13		19.7	19.5	19.5
		Convertible Preferred Stock			297,896		23.1	63.2
							54.9	95.0
Stein World, LLC	Household Durables	Senior Debt(6)	13.3%	10/11		8.9	8.5	—
		Subordinated Debt(6)	16.4%	10/12-10/13		28.1	23.0	—
							31.5	—
Supreme Corq Holdings, LLC	Household Products	Common Membership Warrants(1)			5,670		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt(7)	9.5%	8/14		48.5	48.1	43.8
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock			376		0.5	0.5
		Common Stock(1)			3,861		—	—
							0.5	0.5
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	9.3%	12/11-12/13		26.7	26.2	23.6
		Subordinated Debt(7)	14.0%	12/14		41.3	40.7	35.6
		Preferred Unit(1)			11,659,298		6.9	—
		Preferred Unit Warrants(1)			1,998,961		4.8	—
							78.6	59.2
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	10.5%	5/13		82.0	81.1	81.1
		Subordinated Debt	17.5%	10/13		40.1	39.8	39.8
							120.9	120.9
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Senior Debt	10.5%	9/08		4.5	4.5	4.5
		Common Stock Warrants(1)			35		4.1	0.5
							8.6	5.0
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	8.8%	6/15		50.0	49.5	43.8
triVIN, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	6/14-6/15		19.6	19.4	19.6
		Convertible Preferred Stock			24,700		26.9	26.9
		Common Stock(1)			6,319,923		6.3	4.5
							52.6	51.0
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt(7)	10.0%	5/10-11/11		12.0	11.9	12.0
		Subordinated Debt(7)	13.8%	5/12		14.5	14.3	14.5
		Common Stock(1)			1,165,930		1.2	2.9
							27.4	29.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	12.6%	2/10-2/12		4.8	4.7	4.5
		Subordinated Debt(7)	16.5%	2/13		5.9	5.8	5.8
		Subordinated Debt(6)(7)	18.5%	2/13		1.7	1.4	1.0
		Redeemable Preferred Stock(1)			1,458		1.3	—
		Common Stock Warrants(1)			6,862		0.2	—
							13.4	11.3
Velocity Financial Group, Inc.	Diversified Financial Services	Subordinated Debt	15.0%	4/14		15.0	14.9	14.9
		Convertible Preferred Stock			11,659,298		20.4	18.8
							35.3	33.7
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt(7)	10.6%	12/11-12/12		26.3	26.0	21.0
		Subordinated Debt(6)(7)	20.0%	12/13		23.6	19.1	3.7
							45.1	24.7
WRH, Inc.	Life Sciences Tools & Services	Senior Debt	6.4%	9/13-9/14		4.4	4.4	4.4
		Subordinated Debt(7)	14.9%	7/14-9/14		79.1	78.4	79.1
		Convertible Preferred Stock			2,008,575		217.0	286.3
		Common Stock(1)			502,144		49.8	70.1
							349.6	439.9
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)			2,278,171		2.3	2.3
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt(7)	9.0%	12/11-12/13		35.6	35.1	32.5
Zencon Holdings Corporation	Internet Software & Services	Senior Debt(7)	8.4%	5/13		17.9	17.8	17.9
		Subordinated Debt(7)	15.3%	5/14		20.7	20.5	20.7
		Convertible Preferred Stock			5,246,686		9.5	17.2
							47.8	55.8
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt	8.2%	9/24		1.2	1.1	0.6
ZSF/WD Hammond, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		41.1	39.2	33.5
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.6	19.6	16.0
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		34.1	32.5	28.1
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt	8.2%	9/24		0.4	0.4	0.4
ZSF/WD Orlando, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.9	19.8	16.3

CMBS AND REAL ESTATE CDO INVESTMENTS
ACAS CRE CDO 2007-1, Ltd.	Real Estate	Class C through Class N Notes	5.7%	11/31		347.7	203.5	40.9
		Preferred Shares			417,086,293		18.8	4.2
							222.3	45.1
Bank of America	Real Estate	Forward Purchase commitment to purchase Banc of America Commercial Mortgage Trust 2007-1, Commercial Mortgage Pass-Through Certificates (3.5%, Expiring 7/08)(8)	5.9%	2/17-2/18		12.4	2.3	2.6
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	4/17		14.1	8.6	5.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	6.4%	12/17		14.9	10.1	6.0
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		184.4	83.7	59.8
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.2%	10/17		11.2	8.5	3.1
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.3%	11/37-11/40		24.1	9.4	4.9
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		13.2	10.5	3.5
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	8/17		20.9	11.9	11.7
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	5/17-12/19		37.1	31.3	10.3
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	7/17		64.0	51.9	16.0
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.6%	7/17		143.4	63.1	34.0
J.P. Morgan Chase	Real Estate	Forward Purchase commitment to purchase J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11, Commercial Mortgage Pass-Through Certificates (3.3%, Expiring 7/08)(8)	5.6%	7/17		19.0	3.4	1.7
J.P. Morgan Chase	Real Estate	Forward Purchase commitment to purchase ML-CFC Commercial Mortgage Trust 2007-6, Commercial Mortgage Pass-Through Certificates (3.5%, Expiring 7/08)(8)	6.0%	4/17		9.8	1.2	1.4
Lehman Brothers	Real Estate	Forward Purchase commitment to purchase LB-UBS Commercial Mortgage Trust 2007-C6, Commercial Mortgage Pass-Through Certificates (3.5%, Expiring 7/08)(8)	6.5%	9/17		11.2	2.2	2.4
Lehman Brothers	Real Estate	Forward Purchase commitment to purchase LBUBS Commercial Mortgage Trust 2008-C1, Commercial Mortgage Pass-Through Certificates (3.4%, Expiring 7/08)(8)	6.3%	7/23-7/24		19.4	3.8	3.5
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	8/17		33.0	19.1	12.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
UBS	Real Estate	Forward Purchase commitment to purchase LB-UBS Commercial Mortgage Trust 2007-C6, Commercial Mortgage Pass-Through Certificates (3.3%, Expiring 7/08)(8)	6.5%	8/17		25.4	11.2	5.2
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.0%	5/17		20.1	11.2	10.2
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	10/17		162.0	75.6	47.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.3%	10/17-9/24		96.5	42.9	28.8
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	11/16		5.0	3.0	2.3

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes	9.6%	11/31-11/52		8.5	8.4	4.6
		Subordinated Notes			25,900,000		24.1	16.0
							32.5	20.6
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes			20,000		17.4	11.0
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			6,241		4.2	3.0
Avalon Capital Ltd.(3)	Diversified Financial Services	Preference Shares			13,796		5.1	5.9
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes			15,000		14.1	10.0
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.5	2.1	1.2
Cent CDO 12 Limited	Diversified Financial Services	Income Notes			26,355,270		23.2	13.0
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes			5,000		3.2	2.4
Champlain CLO	Diversified Financial Services	Preferred Shares			1,000,000		0.4	0.5
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)			360		6.7	0.8
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		30.3	9.3
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes			30		13.1	7.3
Essex Park CDO Ltd.	Diversified Financial Services	Subordinated Notes			5,750,000		1.8	2.0
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	0.9
		Subordinated Securities			15,000		13.4	8.3
							14.7	9.2
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes			4,000		2.3	2.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes			6,700,000		6.0	2.3
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes			90		7.9	5.8
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.4	5.5
Mayport CLO Ltd.	Diversified Financial Services	Income Notes			14,000		12.4	7.0
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		9.1	5.0
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Shares			500		2.1	2.2
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes			14,000,000		12.9	6.3
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			15,000,000		13.2	6.9

CDO INVESTMENTS
ZAIS Investment Grade Limited IX	Diversified Financial Services	Subordinated Notes(1)			14,500		11.8	—

Subtotal Non-Control / Non-Affiliate Investments (55% of total investment assets and liabilities at fair value)							5,930.1	5,326.0

AFFILIATE INVESTMENTS
Aptara, Inc.	IT Services	Subordinated Debt(7)	16.6%	8/09		54.0	53.7	53.6
		Redeemable Preferred Stock			14,379		16.3	16.3
		Convertible Preferred Stock(1)			2,549,410		8.7	1.1
		Preferred Stock Warrants(1)			194,244		1.0	—
							79.7	71.0
BLI Partners, LLC	Personal Products	Common Membership Interest(1)			1		17.3	2.3
Creditcards.com, Inc.	Diversified Consumer Services	Senior Debt(7)	11.0%	6/13		141.3	140.4	140.4
		Subordinated Debt	15.0%	6/14		28.4	27.9	27.9
		Common Stock(1)			729,763		1.6	8.6
							169.9	176.9
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			5,489,656		2.6	2.6
Egenera, Inc.	Computers & Peripherals	Convertible Preferred Stock(1)			8,046,865		25.0	25.0
Evans Analytical Group, LLC(2)(3)	Commercial Services & Supplies	Common Stock(1)			8,275,000		14.6	8.8
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			3,231,417		5.2	5.2
IS Holdings I, Inc.	Software	Senior Debt(7)	8.5%	6/14		20.0	19.8	17.4
		Redeemable Preferred Stock			1,297		1.5	1.5
		Common Stock(1)			1,165,930		—	5.8
							21.3	24.7
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			12,563,900		7.3	2.8
Nursery Supplies, Inc.	Containers & Packaging	Redeemable Preferred Stock(1)			2,116		—	—
		Common Stock Warrants(1)			625		—	—
							—	—
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)			4,213		2.7	6.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7)	17.0%	12/12		34.0	33.7	34.3
		Redeemable Preferred Stock(1)			3,150,000		3.1	1.1
		Common Units(1)			350,000		0.4	—
							37.2	35.4
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7)	9.7%	11/12		13.0	13.0	11.9
		Common Stock(1)			40,688		0.6	4.5
							13.6	16.4
NextPoint Systems, Inc.	Communications Equipment	Convertible Preferred Stock(1)			10,416,324		10.9	6.3
		Common Stock(1)			1,542,366		2.6	—
							13.5	6.3
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt(7)	15.0%	9/12		19.0	18.9	19.1
		Common Stock(1)			7,000		7.0	2.3
							25.9	21.4
Tymphany Corporation	Electronic Equipment & Instruments	Convertible Preferred Stock(1)			7,723,525		12.3	1.6
WFS Holding, Inc.	Software	Convertible Preferred Stock			20,403,772		2.7	3.4
Subtotal Affiliate Investments (4% of total investment assets and liabilities at fair value)							450.8	410.3
CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)			589		14.6	5.9
ACAS Real Estate Holdings Corporation	Real Estate	Common Stock(1)			1,000		5.2	—
Aeriform Corporation	Chemicals	Subordinated Debt(1)	8.5%	5/09		4.1	3.0	0.8
American Capital Agency Corp(2)	Real Estate Investment Trusts	Common Stock			5,000,100		100.0	74.0
American Capital, LLC	Capital Markets	Senior Debt	9.5%	9/12		10.6	10.4	10.6
		Common Membership interest			100%		58.5	312.4
							68.9	323.0
American Driveline Systems, Inc.	Diversified Consumer Services	Subordinated Debt(7)	14.0%	12/14-12/15		41.4	40.9	41.4
		Redeemable Preferred Stock			403,357		26.7	42.4
		Common Stock(1)			128,681		10.7	6.2
		Common Stock Warrants(1)			204,663		17.3	9.8
							95.6	99.8
Auxi Health, Inc.	Health Care Providers & Services	Subordinated Debt(6)	14.0%	3/09		8.5	3.2	1.1
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)			8,500,100		1.5	0.4
CIBT Travel Solutions, Inc	Commercial Services & Supplies	Senior Debt	6.5%	1/13-1/14		75.6	74.8	75.6
		Subordinated Debt	15.0%	1/10-1/16		42.5	42.1	42.5
		Convertible Preferred Stock			776,800		77.7	76.2
		Common Stock(1)			194,200		19.4	—
							214.0	194.3
Consolidated Bedding, Inc.	Household Durables	Senior Debt	12.0%	6/13		11.7	11.6	11.7
		Senior Debt(6)(7)	12.0%	6/13		108.1	105.6	15.1
		Subordinated Debt(6)	20.0%	12/13		54.3	48.0	—
		Convertible Preferred Stock(1)			16,423		3.0	—
		Common Stock(1)			471,470		—	—
							168.2	26.8
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock			9,738,995		10.0	10.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Core Business Credit, LLC	Diversified Financial Services	Subordinated Debt	14.6%	5/15		4.7	4.6	4.6
		Convertible Preferred Units(1)			133,250		13.3	13.3
		Common Units(1)			33,313		3.4	3.4
							21.3	21.3
Credit Opportunities Fund I, LLC	Diversified Financial Services	Common Membership			100%		53.7	40.9
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt(7)	16.5%	12/14		12.8	12.6	12.8
		Common Stock(1)			583		11.1	23.1
							23.7	35.9
eLynx Holdings, Inc.	IT Services	Senior Debt (7)	10.0%	6/13		8.7	8.7	8.7
		Subordinated Debt	7.6%	6/13		7.0	7.0	7.0
		Subordinated Debt(6)	8.4%	6/13		7.0	6.1	1.5
		Redeemable Preferred Stock(1)			21,114		8.9	—
		Convertible Preferred Stock(1)			7,929		6.0	—
		Preferred Stock Warrants(1)			120,652		—	—
		Common Stock(1)			11,261		1.1	—
		Common Stock Warrants(1)			566,218		13.1	—
							50.9	17.2
Endeavor Fund I, LP	Thrifts & Mortgage Finance	Common Membership Interest			100%		130.0	122.0
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	11.0%	5/11		12.7	10.8	11.0
		Subordinated Debt(6)	14.9%	5/12-5/13		14.6	10.9	—
		Convertible Preferred Stock(1)			233,201		11.4	—
		Preferred Stock Warrants(1)			40,000		—	—
							33.1	11.0
European Capital Limited(2)(3)	Diversified Financial Services	Senior Debt	9.8%	2/11		305.9	302.4	305.9
		Ordinary Shares			72,305,938		921.8	809.6
							1,224.2	1,115.5
European Touch, LTD. II	Commercial Services & Supplies	Senior Subordinated Debt	12.0%	12/09		2.9	2.9	2.9
		Senior Subordinated Debt(6)	18.1%	12/10		18.7	15.6	6.4
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							23.4	9.3
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.9%	1/17		42.4	42.0	42.4
		Common Membership Units(1)			58,297		44.6	45.0
							86.6	87.4
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Subordinated Debt	15.4%	12/13-12/14		36.4	36.2	36.4
		Redeemable Preferred Stock			18,449,456		19.9	19.9
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							59.3	56.3
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt	6.2%	10/13		24.5	24.5	24.5
		Redeemable Preferred Stock(1)			115,538		11.6	2.1
		Convertible Preferred Stock(1)			59,250		59.3	—
							95.4	26.6
FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	8.9%	4/11-5/11		15.9	15.8	15.9
		Subordinated Debt	15.0%	5/12		9.9	9.8	9.9
		Redeemable Preferred Stock(1)			12,375,428		12.1	3.9
		Common Stock(1)			6,088,229		2.3	—
		Common Stock Warrants(1)			6,515,028		—	—
							40.0	29.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Future Food, Inc.	Food Products	Senior Debt	7.5%	7/10		16.8	16.7	16.8
		Senior Subordinated Debt(6)	12.4%	7/11-7/12		13.5	12.6	3.8
		Common Stock(1)			64,917		12.9	—
		Common Stock Warrants(1)			6,500		1.3	—
							43.5	20.6
FutureLogic, Inc.	Computers & Peripherals	Senior Debt(7)	10.2%	2/10-2/12		50.0	49.7	50.0
		Subordinated Debt(7)	15.0%	2/13		32.1	31.8	32.1
		Common Stock(1)			129,514		15.6	20.7
							97.1	102.8
FV Holdings Corporation	Food Products	Subordinated Debt(7)	14.5%	6/15		22.8	22.8	22.8
		Convertible Preferred Stock			292		14.3	23.7
		Common Stock(1)			125		6.1	10.1
							43.2	56.6
Halex Holdings Corp.	Construction Materials	Senior Debt(6)	9.1%	8/08-10/08		23.4	23.4	8.2
		Subordinated Debt(6)	16.0%	8/10		18.0	15.9	—
		Redeemable Preferred Stock(1)			21,464,046		28.5	—
		Common Stock(1)			30,263,219		—	—
		Common Stock Warrants(1)			18,750,000		—	—
							67.8	8.2
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt	7.6%	12/10		13.4	13.4	13.5
		Senior Debt(6)	10.1%	12/10		3.1	3.1	1.7
		Convertible Preferred Stock(1)			10,196		3.0	—
		Common Stock(1)			14,250		4.8	—
							24.3	15.2
Hospitality Mints, Inc.	Food Products	Senior Debt(7)	10.5%	11/10		7.2	7.2	7.2
		Subordinated Debt(7)	12.4%	11/11-11/12		18.5	18.3	18.5
		Convertible Preferred Stock			55,497		12.5	21.3
		Common Stock Warrants(1)			86,817		0.1	2.3
							38.1	49.3
Imperial Supplies Holdings, Inc	Trading Companies and Distributors	Subordinated Debt	16.0%	10/14		21.6	21.4	21.4
		Redeemable Preferred Stock			19,604		13.9	20.8
		Convertible Preferred Stock			19,604		21.1	21.1
		Common Stock(1)			442,187		11.3	1.8
							67.7	65.1
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)	12.3%	4/12		0.3	0.2	1.0
		Redeemable Preferred Stock(1)			13,709		9.6	0.9
		Common Stock(1)			7,826		—	—
							9.8	1.9
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt	9.4%	6/13		23.5	23.6	23.5
		Subordinated Debt	7.6%	6/13		8.8	8.8	8.8
		Subordinated Debt(6)	8.1%	6/13		26.5	24.7	11.1
		Redeemable Preferred Stock(1)			6,160		4.2	—
		Convertible Preferred Stock(1)			15,797		12.2	—
		Preferred Stock Warrants(1)			15,640		—	—
		Common Stock(1)			14,000		1.4	—
		Common Stock Warrants(1)			464,242		2.9	—
							77.8	43.4
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	8.3%	8/12		5.7	5.7	5.7
		Subordinated Debt(7)	12.0%	8/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)			7,496		8.1	7.0
		Common Stock(1)			833		—	—
		Common Stock Warrants(1)			675		—	—
							19.3	18.2

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	2/10		2.2	2.2	2.2
		Subordinated Debt(7)	18.0%	2/13		11.1	10.9	10.9
							13.1	13.1
MW Acquisition Corporation	Health Care Providers & Services	Senior Subordinated Debt(7)	13.2%	2/13-2/14		24.8	24.5	24.8
		Convertible Preferred Stock			38,016		15.4	23.1
		Common Stock(1)			51,521		—	10.6
							39.9	58.5
NECCO Holdings, Inc.	Food Products	Senior Debt	7.0%	12/12		8.0	7.7	8.0
		Common Stock(1)			760,869		0.1	0.4
							7.8	8.4
NECCO Realty Investments, LLC	Real Estate	Senior Debt(7)	14.0%	12/17		36.9	36.2	37.0
		Common Membership Units(1)			7,000		4.9	13.6
							41.1	50.6
Oceana Media Finance, LLC	Commercial Banks	Common Membership Units(1)			145,742		14.6	14.6
Paradigm Precision Holdings, LLC	Aerospace & Defense	Senior Debt	7.0%	11/08		17.2	16.8	16.7
		Subordinated Debt	18.0%	10/13		59.2	58.6	58.6
		Common Membership Units(1)			478,488		17.5	6.1
							92.9	81.4
PaR Systems, Inc.	Machinery	Common Stock(1)			198,921		0.6	18.7
		Common Stock Warrants(1)			17,027		—	1.6
							0.6	20.3
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	8.3%	12/11-12/12		15.9	15.8	15.7
		Subordinated Debt(7)	18.0%	12/14		15.8	15.6	15.6
		Common Stock(1)			367,881		4.2	1.2
							35.6	32.5
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt(7)	9.5%	6/12		10.0	9.9	10.0
		Subordinated Debt(7)	13.2%	6/13		23.4	23.2	23.4
		Redeemable Preferred Stock(1)			36,267		24.7	30.6
		Common Stock(1)			40,295		3.8	—
		Common Stock Warrants(1)			116,065		11.6	—
							73.2	64.0
Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt	7.0%	9/08-7/09		12.8	12.8	12.8
		Subordinated Debt	8.0%	7/13		0.7	0.2	0.7
		Common Stock(1)			478,797		0.1	36.0
							13.1	49.5
Precitech Holdings, Inc.	Machinery	Junior Subordinated Debt(6)	17.0%	12/12		8.1	2.7	0.5
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt	10.5%	4/10		9.3	9.3	9.3
		Common Stock			583		20.0	8.5
							29.3	17.8
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt(7)	10.4%	6/12-6/13		37.4	37.0	36.7
		Membership Units(1)			356		4.5	8.7
							41.5	45.4
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	5.8%	7/14		6.0	6.0	6.0
		Subordinated Debt(7)	12.4%	6/15		117.1	116.0	116.0
		Convertible Preferred Stock			1,101,673		115.6	84.4
		Common Stock(1)			275,419		27.5	—
							265.1	206.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Specialty Brands of America, Inc.	Food Products	Subordinated Debt(7)	14.0%	5/14		33.8	33.5	33.8
		Redeemable Preferred Stock			122,017		7.6	13.3
		Common Stock(1)			128,175		2.3	3.3
		Common Stock Warrants(1)			56,819		1.4	1.4
							44.8	51.8
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	8.9%	10/12-10/13		80.8	79.9	80.8
		Senior Subordinated Debt(7)	15.3%	8/14-8/15		49.1	48.5	49.1
		Convertible Preferred Stock(1)			84,043		40.8	—
		Common Stock(1)			84,043		—	—
							169.2	129.9
Stravina Holdings, Inc.	Personal Products	Senior Debt(6)	6.0%	4/11		3.5	3.5	—
Sunfuel Midstream, LLC	Oil, Gas & Consumable Fuels	Common Membership Units(1)			300,000		0.3	—
UFG Holding Corp.	Food Products	Subordinated Debt	15.0%	5/15-5/16		55.5	54.8	55.4
		Redeemable Preferred Stock(1)			20,602		12.6	—
		Convertible Preferred Stock(1)			4,777		4.6	3.7
		Common Stock(1)			51,504		13.2	—
							85.2	59.1
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)			70		—	1.4
Unwired Holdings, Inc.	Household Durables	Senior Debt	10.5%	6/10-6/11		9.9	9.6	10.9
		Subordinated Debt(6)	15.0%	6/12-6/13		20.0	14.2	2.9
		Redeemable Preferred Stock(1)			12,740		12.7	—
		Preferred Stock Warrants(1)			39,690		—	—
		Common Stock(1)			126,001		1.3	—
		Common Stock Warrants(1)			439,205		—	—
							37.8	13.8
VP Acquisitions Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	10/13-10/14		19.3	19.0	19.3
		Common Stock(1)			19,780		24.7	51.1
							43.7	70.4
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	12.6%	10/09		5.0	5.0	5.0
		Redeemable Preferred Membership Units			3,796,269		4.4	5.2
		Common Membership Units(1)			27,629		1.9	4.1
							11.3	14.3
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		101.3	100.5	101.3
		Convertible Preferred Stock			703,406		79.1	120.5
		Common Stock(1)			175,852		17.5	27.8
							197.1	249.6
CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		21.6	5.6
Subtotal Control Investments (41% of total investment assets and liabilities at fair value)							4,299.4	3,949.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2008

(unaudited)

(in millions, except share data)

Counterparty (4)	Instrument	Interest Rate (5)	Expiring (5)	# of Contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
BMO Financial Group	Interest Rate Swaption - Pay Floating/ Receive Fixed	5.5%	11/12	1	22.9	—	0.4
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.6%	4/12	1	40.0	—	0.8
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)						—	1.2
Total Investment Assets						$10,680.3	$9,687.2
DERIVATIVE AGREEMENTS
BMO Financial Group	Interest Rate Swap – Pay Fixed/ Receive Floating	5.4%	2/13-8/17	5	$479.9	$—	$(21.4)
Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	4.8%	4/12-11/19	5	758.7	—	(23.4)
Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	4.9%	4/16-8/19	4	475.3	—	(13.8)
Credit Suisse International	Interest Rate Swap – Pay Fixed/ Receive Floating	5.0%	9/15-6/17	2	99.4	0.8	(3.9)
Citibank, N.A.	Foreign Exchange Swap – Pay Euros / Receive GBP		2/11	1	—	—	(0.8)
Fortis Financial Services LLC	Interest Rate Swap – Pay Fixed/ Receive Floating	5.7%	7/17	1	22.3	—	(1.9)
HSBC Bank USA, National Association	Interest Rate Swap – Pay Fixed/ Receive Floating	4.7%	8/15	1	36.7	0.4	(0.9)
UniCredit Group	Interest Rate Swap – Pay Fixed/ Receive Floating	5.7%	7/17	1	66.0	—	(5.5)
WestLB AG	Interest Rate Swap – Pay Fixed/ Receive Floating	5.8%	6/17	1	55.0	—	(3.9)
Total Investment Liabilities (less than 1% of total investment assets and liabilities at fair value)						$1.2	$(75.5)
(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates on loans and debt securities represents the weighted average annual stated interest rate, which are presented by the nature of indebtedness by a single issuer. The maturity dates on loans and debt securities represents the earliest and the latest maturity dates. Interest rates on derivative agreements represents the pay rate at period end. The expiring dates on derivative agreements represent the earliest and the latest expiration dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.
(8)	Represents seller financing terms related to securities initially acquired using seller financing.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants(1)			250,000		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		$52.8	52.1	52.1
		Convertible Preferred Stock			70,752		77.4	92.4
		Common Stock(1)			17,687,156		17.7	23.1
							147.2	167.6
Algoma Holding Company	Building Products	Subordinated Debt(7)	13.8%	4/13		13.0	12.9	12.9
		Convertible Preferred Stock(1)			23,319		—	7.8
							12.9	20.7
American Acquisition, LLC	Diversified Financial Services	Senior Debt	14.7%	12/13		13.0	12.5	12.5
AmWins Group, Inc.	Insurance	Senior Debt(7)	11.1%	6/14		18.6	18.6	18.6
Aspect Software	IT Services	Senior Debt	12.3%	7/12		20.0	19.8	19.8
Astrodyne Corporation	Electrical Equipment	Senior Debt(7)	13.2%	4/11		6.5	6.4	6.4
		Subordinated Debt(7)	12.0%	4/12		11.0	10.9	10.9
		Redeemable Preferred Stock(1)			1		—	—
		Convertible Preferred Stock			322,208		6.8	11.3
							24.1	28.6
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		6.3	6.3	6.3
Axygen Holdings Corporation	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	9/14		60.0	59.2	59.2
		Redeemable Preferred Stock			205,204		40.5	40.5
		Convertible Preferred Stock			48,736		13.5	13.5
		Common Stock(1)			2,566		0.3	0.4
		Common Stock Warrants(1)			205,204		19.1	47.7
							132.6	161.3
Barton-Cotton Holding Corporation	Commercial Services & Supplies	Subordinated Debt(7)	14.0%	9/14		29.6	29.2	29.2
		Redeemable Preferred Stock(1)			28,263		15.7	19.8
		Convertible Preferred Stock(1)			67,158		6.7	—
		Common Stock Warrants(1)			125,610		12.6	3.5
							64.2	52.5
BBB Industries, LLC	Auto Components	Senior Debt(7)	10.8%	6/14		21.2	21.2	21.2
Belloto Holdings Limited(3)	Household Durables	Subordinated Debt	15.1%	6/17		3.8	3.7	3.7
		PIK Note(1)	15.0%	12/17			9.0	9.1
		Ordinary Shares(1)			32,434		0.1	0.1
							12.8	12.9
Berry-Hill Galleries, Inc.	Distributors	Senior Debt(7)	8.1%	9/08-3/12		37.2	36.9	36.9
		Common Stock Warrants(1)			1		0.1	0.1
							37.0	37.0
BLI Partners, LLC	Personal Products	Common Membership Interest(1)					17.3	2.3
BSW Investors II, LLC	Real Estate	Senior Debt(7)	7.3%	8/28		2.0	2.0	2.0
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt(7)	11.4%	7/12		8.0	8.0	8.0
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt(7)	10.6%	9/14		30.0	29.7	29.7
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	10.3%	10/13		15.0	15.0	15.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	12.0%	5/11		13.1	13.0	3.5
		Redeemable Preferred Stock(1)			21,215		42.7	—
		Convertible Preferred Stock(1)			665,000		—	—
		Common Stock(1)			1		—	—
							55.7	3.5
CIBT Global Inc.	Commercial Services & Supplies	Senior Debt(7)	11.0%	5/11-6/12		108.0	106.8	106.8
Cinelease, Inc.	Electronic Equipment & Instruments	Senior Debt(7)	10.6%	12/08-3/13		60.6	60.0	60.0
		Common Stock(1)			583		0.6	0.6
							60.6	60.6
CMX Inc.	Construction & Engineering	Senior Debt(7)	10.4%	5/11-5/12		146.1	144.6	144.6
		Common Stock(1)			35,000		0.1	0.1
							144.7	144.7
Compusearch Holdings Company, Inc.	Software	Subordinated Debt(7)	12.0%	6/12		12.6	12.4	12.4
		Convertible Preferred Stock(1)			23,342		0.9	0.9
							13.3	13.3
Consolidated Bedding, Inc.	Household Durables	Senior Debt(7)	11.5%	6/13		95.0	94.9	94.9
		Senior Debt(7)(6)	12.4%	6/13		27.8	26.7	10.2
		Subordinated Debt(6)	14.0%	12/13		30.5	28.1	—
		Common Stock Warrants(1)			154,127		—	—
							149.7	105.1
Contec Holdings Ltd.	Household Durables	Subordinated Debt(7)	14.0%	6/13-6/14		86.7	85.6	85.6
		Convertible Preferred Stock			76,952		86.6	130.9
		Common Stock(1)			19,237,842		19.2	32.7
							191.4	249.2
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt(7)	12.5%	3/11		14.0	12.1	12.1
		Redeemable Preferred Stock			1,165,930		1.4	1.4
		Common Stock Warrants(1)			5,022,576		3.5	8.2
							17.0	21.7
CyrusOne Networks, LLC	IT Services	Senior Debt(7)	12.4%	1/14		15.1	14.9	14.9
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		18.4	18.1	18.1
		Redeemable Preferred Stock			26,613		14.3	14.3
		Convertible Preferred Stock			29,569		3.2	3.5
		Common Stock Warrants(1)			89,020		16.9	28.4
							52.5	64.3
Direct Marketing International LLC	Media	Subordinated Debt(7)	14.2%	7/12		28.5	28.2	28.2
Dyno Holding Corp.	Auto Components	Senior Debt	9.2%	11/13		45.5	45.0	45.0
		Subordinated Debt	16.0%	11/14		26.6	26.3	26.3
		Convertible Preferred Stock			389,759		40.7	40.7
		Common Stock(1)			97,440		10.1	10.1
							122.1	122.1
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units(1)			2,049,204		0.7	4.2
Edline, LLC	Software	Subordinated Debt(7)	14.0%	7/13		17.8	13.6	13.6
		Membership Warrants(1)			6,447,500		6.0	13.3
							19.6	26.9
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt(7)	14.8%	11/13-11/14		25.5	25.2	25.2
		Convertible Preferred Stock(1)			861,364		20.9	20.2
							46.1	45.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
FCC Holdings, LLC	Commercial Banks	Subordinated Debt(7)	19.9%	12/12		75.0	74.3	74.3
Ford Motor Company(2)	Automobiles	Senior Debt	12.9%	6/11			(5.3)	(10.1)
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt(6)	15.0%	8/11		15.9	11.4	2.0
		Common Stock Warrants(1)			122,397		0.1	—
							11.5	2.0
FPI Holding Corporation	Food Products	Senior Debt(7)	8.7%	5/11-5/12		50.0	49.2	49.2
		Subordinated Debt(6)(7)	15.0%	5/13		39.9	36.6	34.0
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							114.9	83.2
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt	10.8%	4/14		47.7	40.3	35.8
FU/WD Opa Locka, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		33.1	31.5	31.5
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	10/07		7.3	7.3	6.8
HMSC Corporation	Insurance	Senior Debt(7)	10.7%	10/14		3.5	3.5	3.5
HomeAway, Inc.	Diversified Consumer Services	Senior Debt(7)	10.9%	12/12		98.4	97.3	97.3
		Redeemable Preferred Stock			384,297		0.7	0.7
		Convertible Preferred Stock			1,923,786		10.4	16.7
		Common Stock(1)			384,297		0.8	3.3
							109.2	118.0
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt(7)	16.1%	7/12		34.6	34.3	34.3
		Redeemable Preferred Stock			2,915		5.1	5.1
							39.4	39.4
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt	11.5%	4/14		20.0	20.0	20.0
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	12.2%	10/13		52.2	51.5	51.5
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt(7)	12.7%	3/13		11.5	11.3	11.3
		Subordinated Debt(7)	15.0%	3/14		17.3	17.1	17.1
		Convertible Preferred Stock			14,283		17.5	29.9
							45.9	58.3
Inovis International, Inc.	Software	Senior Debt(7)	11.7%	5/10		88.0	87.2	87.2
Intergraph Corporation	Software	Senior Debt(7)	11.1%	12/14		3.0	3.0	3.0
iTradeNetwork, Inc.	IT Services	Senior Debt	12.0%	12/13		25.0	24.8	24.8
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.7%	12/14		19.1	19.1	19.1
Jones Stephens Corp.	Building Products	Subordinated Debt(7)	13.5%	9/13-9/14		22.8	22.5	22.5
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	11.7%	1/14		24.8	24.5	24.5
KIK Custom Products, Inc.(3)	Household Products	Senior Debt	9.8%	11/14		22.5	22.5	22.5
LCW Holdings, LLC	Real Estate	Senior Debt	11.7%	10/12		33.2	32.0	32.0
		Warrant(1)			12.5%		0.9	0.9
							32.9	32.9
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	10.6%	1/15		28.6	28.6	28.6
LN Acquisition Corp.	Machinery	Senior Debt(7)	10.9%	1/15		21.6	21.6	21.6
Logex Corporation	Road & Rail	Subordinated Debt(6)	12.2%	7/08		12.2	9.4	1.4
LTM Enterprises, Inc.	Personal Products	Senior Debt(7)	13.1%	11/11		19.1	19.1	19.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt(7)	14.0%	1/13		14.0	13.9	13.9
Medical Billing Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	9/13		10.4	10.2	10.2
		Convertible Preferred Stock			13,199		14.6	19.6
		Common Stock(1)			3,299,582		3.3	4.5
							28.1	34.3
Mirion Technologies	Electrical Equipment	Senior Debt(7)	10.0%	5/08-11/11		120.2	119.4	121.0
		Subordinated Debt(7)	15.6%	9/09-5/12		48.9	48.5	48.5
		Convertible Preferred Stock			435,724		43.0	49.9
		Common Stock(1)			24,503		2.8	2.7
		Common Stock Warrants(1)			222,156		18.6	40.6
							232.3	262.7
Mitchell International, Inc.	IT Services	Senior Debt(7)	10.1%	3/15		5.0	5.0	5.0
MTS Group, LLC	Textiles, Apparel & Luxury Goods	Senior Debt(7)	11.1%	10/08-10/11		21.0	20.8	20.8
		Subordinated Debt(6)	16.0%	10/12		17.3	14.8	—
		Common Units(1)			558,214		0.7	—
							36.3	20.8
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt(7)	11.7%	9/14		53.0	52.8	52.8
NBD Holdings Corp.	Diversified Financial Services	Senior Subordinated Debt(7)	14.0%	8/13		44.5	44.0	44.0
		Convertible Preferred Stock(1)			84,174		9.6	9.6
		Common Stock			633,408		0.1	0.1
							53.7	53.7
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		5.8	5.8	5.8
Nivel Holdings, LLC	Distributors	Senior Debt(7)	11.1%	10/13		63.5	62.5	62.5
NPC Holdings, Inc.	Building Products	Senior Debt(7)	11.8%	6/12		4.5	4.5	4.5
		Subordinated Debt(7)	15.0%	6/13		8.5	8.4	8.4
		Redeemable Preferred Stock(1)			7,739		5.2	4.8
		Convertible Preferred Stock(1)			7,981		0.8	—
		Preferred Stock Warrants(1)			25,523		2.5	—
		Common Stock(1)			47		—	—
							21.4	17.7
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	10.6%	4/13-4/14		289.7	286.6	286.6
		Subordinated Debt	13.6%	4/14		53.4	53.4	53.4
		Common Stock(1)			565,885		—	1.8
							340.0	341.8
Pan Am International Flight Academy, Inc.	Commercial Services & Supplies	Senior Debt(7)	9.2%	4/12-7/12		20.6	20.4	20.4
		Senior Subordinated Debt(7)	16.0%	7/13		26.9	26.6	26.6
		Convertible Preferred Stock(1)			8,234		8.2	12.8
							55.2	59.8
PHC Acquisition, Inc.	Diversified Consumer Services	Subordinated Debt(7)	14.8%	3/12-3/13		26.3	26.0	26.0
		Convertible Preferred Stock(1)			6,556		0.3	0.4
		Common Stock(1)			529,153		23.0	38.8
							49.3	65.2
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	11.5%	12/10-12/11		23.8	23.7	23.7
		Subordinated Debt(7)	15.0%	12/12		16.9	16.9	16.9
							40.6	40.6
Preferred Development, LLC	Real Estate	Senior Debt(7)	7.8%	12/22		2.6	2.6	2.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Ranpak Acquisition Company	Containers & Packaging	Senior Debt	10.0%	12/13-12/14		392.3	388.2	391.3
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	15.3%	10/14-10/15		179.4	177.7	177.7
		Convertible Preferred Stock			154,142		156.2	156.2
		Common Stock(1)			1,541,415		1.5	1.5
							335.4	335.4
Rhinebridge, LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	10/07		27.8	27.8	24.4
Roarke - Money Mailer, LLC	Media	Common Membership Units(1)			20,404		0.9	2.3
Safemark Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt(7)	11.0%	7/09-6/10		25.6	25.4	25.4
		Subordinated Debt(7)	10.9%	6/11-6/12		13.7	13.5	13.5
		Redeemable Preferred Stock(1)			7,700		4.8	0.8
		Convertible Preferred Stock(1)			2,100		0.2	—
		Preferred Stock Warrants(1)			35,522		3.6	—
							47.5	39.7
Sanda Kan (Cayman I) Holdings Company Limited(3)	Leisure Equipment & Products	Common Stock(1)			67,973		4.6	—
Sanlo Holdings, Inc.	Electrical Equipment	Common Stock Warrants(1)			5,187		0.5	1.0
Scanner Holdings Corporation	Computers & Peripherals	Senior Debt(7)	8.4%	5/13		17.0	16.7	16.7
		Subordinated Debt(7)	14.0%	5/14		20.2	20.0	20.0
		Convertible Preferred Stock			7,764		7.8	7.8
		Common Stock(1)			78,242		0.1	0.1
							44.6	44.6
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock(1)			12,281		0.7	—
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Redeemable Preferred Partnership Units(1)			26,274		0.4	0.5
		Partnership Units(1)			95,280		0.8	1.4
							1.2	1.9
Small Smiles Holding Company, LLC	Health Care Providers & Services	Subordinated Debt(7)	15.0%	9/13-9/14		95.0	93.8	93.8
SSH Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	12.2%	9/12		12.5	12.3	12.3
		Subordinated Debt(7)	14.0%	9/13		19.5	19.3	19.3
		Convertible Preferred Stock			297,896		22.3	67.3
							53.9	98.9
Stein World, LLC	Household Durables	Senior Debt(6)	13.3%	10/11		8.9	8.5	8.5
		Subordinated Debt(6)	19.3%	10/12-10/13		27.4	23.0	—
							31.5	8.5
Summit Global Logistics, Inc(2)	Road & Rail	Common Stock(1)			73,290		1.0	0.2
		Common Stock Warrants(1)			19,800		—	—
							1.0	0.2
Supreme Corq Holdings, LLC	Household Products	Common Membership Warrants(1)			5,670		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt	12.2%	8/14		48.5	48.0	48.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock			376		0.4	0.4
		Common Stock(1)			3,861		—	—
							0.4	0.4
Technical Concepts Holdings, LLC	Building Products	Common Membership Warrants(1)			792,149		1.7	8.1
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	12.1%	4/13		82.0	81.0	81.0
		Subordinated Debt	17.5%	10/13		37.0	36.6	36.6
							117.6	117.6
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	11.4%	12/11-12/13		26.7	26.1	26.1
		Subordinated Debt(7)	14.0%	12/14		40.8	40.3	40.3
		Preferred Unit			11,659,298		7.8	7.8
		Preferred Unit Warrants(1)			1,998,961		4.8	4.8
							79.0	79.0
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Senior Debt	13.2%	9/08		5.0	5.0	5.0
		Common Stock Warrants(1)			35		4.1	0.3
							9.1	5.3
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.8%	6/15		50.0	49.5	49.5
triVIN, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	6/14-6/15		19.3	19.1	19.1
		Convertible Preferred Stock			24,700		25.9	30.3
		Common Stock(1)			6,319,923		6.3	7.2
							51.3	56.6
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt(7)	12.7%	11/11		12.0	11.9	11.9
		Subordinated Debt(7)	13.8%	5/12		14.5	14.3	14.3
		Common Stock(1)			1,165,930		1.2	2.5
							27.4	28.7
UFG Holding Corp.	Food Products	Subordinated Debt(7)	15.0%	5/15-5/16		54.6	53.9	53.9
		Redeemable Preferred Stock(1)			20,602		12.6	4.0
		Convertible Preferred Stock(1)			25,752		2.5	—
		Common Stock(1)			25,752		10.6	—
							79.6	57.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	15.3%	2/10-2/12		4.7	4.6	4.6
		Subordinated Debt(7)	17.0%	2/13		7.5	7.4	7.4
		Redeemable Preferred Stock(1)			1,458		1.9	1.9
		Common Stock Warrants(1)			6,862		0.2	0.2
							14.1	14.1
US Express Leasing, Inc.	Diversified Financial Services	Senior Debt	13.2%	7/14		37.6	37.6	37.6
		Common Stock Warrants(1)			20,427		—	—
		Preferred Stock Warrants(1)			35,035		—	—
							37.6	37.6
Velocity Financial Group, Inc.	Diversified Financial Services	Convertible Preferred Stock			11,659,298		20.4	20.4
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt(7)	12.8%	12/12		24.9	24.5	24.5
		Subordinated Debt(6)(7)	20.0%	12/13		20.9	19.6	9.0
							44.1	33.5
VeraSun Energy Corporation(2)	Oil, Gas & Consumable Fuels	Common Stock(1)			2,397,505		27.0	33.0
Visador Holding Corp.	Building Products	Subordinated Debt(6)	15.0%	2/10		11.0	9.5	7.5
		Common Stock Warrants(1)			4,284		0.5	—
							10.0	7.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	10.5%	9/13		4.5	4.4	4.4
		Subordinated Debt(7)	15.0%	7/14		75.0	74.2	74.2
		Convertible Preferred Stock			2,008,575		208.4	243.9
		Common Stock(1)			502,144		49.9	57.8
							336.9	380.3
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt(7)	11.5%	12/11-12/13		35.0	34.5	34.5
Zencon Holdings Corporation	Internet Software & Services	Senior Debt	10.8%	5/13		19.5	19.3	19.3
		Subordinated Debt	15.3%	5/14		20.4	20.2	20.2
		Convertible Preferred Stock			5,246,686		9.5	9.5
							49.0	49.0
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt(7)	8.2%	9/24		1.1	1.0	1.0
ZSF/WD Hammond, LLC	Real Estate	Senior Debt(7)	8.0%	9/17-9/24		41.5	39.5	39.5
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		20.7	19.6	19.6
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		34.4	32.8	32.8
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt	8.2%	9/24		0.4	0.3	0.3
ZSF/WD Orlando, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		21.0	19.9	19.9

CMBS AND REAL ESTATE CDO INVESTMENTS
ACAS CRE CDO 2007-1, Ltd.	Real Estate	Notes Preferred Shares	5.7%	8/07-11/31	417,086,292	345.5	200.5 22.0	153.9 19.4
							222.5	173.3
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.4%	7/17		116.3	50.5	32.9
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.2%	10/17		11.1	8.3	4.9
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.3%	11/37-11/40		24.0	9.3	9.3
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		13.2	10.4	6.4
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	5/17-12/19		37.0	31.0	16.8
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	7/17		63.7	51.2	32.2
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		142.6	63.0	50.5
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	8/17		32.8	18.6	18.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	10/17		131.6	57.9	41.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates	5.3%	10/17-9/24		96.2	42.0	36.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes(7)	9.6%	4/21		8.5	8.5	8.5
		Subordinated Notes					25.4	21.7
							33.9	30.2
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			5,000		3.9	4.0
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes			20,000		19.4	18.4
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes			15,000		14.8	13.8
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.5	2.1	2.1
Cent CDO 12 Limited	Diversified Financial Services	Income Notes			26,355,270		24.6	23.9
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes			5,000		3.4	4.0
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares			360		6.7	4.1
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		30.8	19.5
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes			30		13.5	12.0
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	1.3
		Subordinated Securities			15,000		14.3	13.9
							15.6	15.2
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes			4,000		2.6	2.9
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes			6,700,000		6.2	6.0
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.6	6.6
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes			90		8.5	8.8
Mayport CLO Ltd.	Diversified Financial Services	Income Notes			14,000		13.5	11.5
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		9.8	8.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes			14,000,000		13.8	12.2
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			15,000,000		14.2	12.9

CDO INVESTMENTS
ZAIS Investment Grade Limited IX	Diversified Financial Services	Subordinated Notes			14,500		12.9	9.0

Subtotal Non-Control/Non-Affiliate Investments (58% of total investment assets and liabilities at fair value)							6,467.2	6,351.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value

AFFILIATE INVESTMENTS
Aptara, Inc.	IT Services	Subordinated Debt(7)	17.2%	8/09		52.7	52.3	52.3
		Redeemable Preferred Stock			13,942		14.2	14.2
		Convertible Preferred Stock(1)			2,549,410		8.8	12.9
		Preferred Stock Warrants(1)			172,382		0.9	0.9
							76.2	80.3
CCRD Operating Company, Inc.	Diversified Consumer Services	Senior Debt(7)	11.0%	6/13		142.3	141.3	141.3
		Subordinated Debt	15.0%	6/14		12.0	11.8	11.8
		Common Stock(1)			729,763		1.6	8.6
							154.7	161.7
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			5,489,656		2.6	2.6
Egenera, Inc.	Computers & Peripherals	Convertible Preferred Stock			8,046,865		25.0	25.0
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			3,231,417		5.2	5.2
IS Holdings I, Inc.	Software	Senior Debt(7)	11.4%	6/14		20.0	19.8	19.8
		Redeemable Preferred Stock			2,309		2.6	2.6
		Common Stock(1)			1,165,930		—	3.0
							22.4	25.4
Marcal Paper Mills. Inc.	Household Products	Common Stock(1)			146,478		—	—
		Common Stock Warrants(1)			209,255		—	—
							—	—
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			12,563,900		7.3	7.3
Nursery Supplies, Inc.	Containers & Packaging	Redeemable Preferred Stock			2,116		—	—
		Common Stock Warrants			625		—	—
							—	—
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7)	17.0%	12/12		32.5	32.2	32.2
		Redeemable Preferred Stock(1)			3,150,000		3.2	0.7
		Common Units(1)			350,000		0.3	—
							35.7	32.9
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7)	12.1%	11/12		13.0	13.0	13.0
		Common Stock(1)			40,688		0.6	8.4
							13.6	21.4
Reef Point Systems, Inc.	Communications Equipment	Convertible Preferred Stock(1)			85,632,687		11.7	8.6
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt(7)	16.0%	9/12		18.6	18.4	18.4
		Common Stock(1)			7,000		7.0	1.5
							25.4	19.9
Tymphany Corporation	Electronic Equipment & Instruments	Subordinated Debt	8.0%	7/10		1.2	1.2	1.2
		Convertible Preferred Stock(1)			6,306,065		10.1	0.6
							11.3	1.8
WFS Holding, Inc.	Software	Convertible Preferred Stock			20,403,772		2.6	3.6

Subtotal Affiliate Investments (3% of total investment assets and liabilities at fair value)							393.7	395.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)			707		14.6	12.9
ACSAB, LLC	Oil, Gas & Consumable Fuels	Convertible Preferred Membership Units			30,329		—	0.6
Aeriform Corporation	Chemicals	Subordinated Debt(1)	9.3%	5/09		7.2	6.2	3.4
American Capital, LLC	Capital Markets	Senior Debt	9.8%	9/12		10.6	10.4	10.4
		Common Membership interest			100%		58.5	466.5
							68.9	476.9
American Driveline Systems, Inc.	Diversified Consumer Services	Subordinated Debt(7)	14.0%	12/14-12/15		41.1	40.5	40.5
		Redeemable Preferred Stock			403,357		25.0	25.0
		Common Stock(1)			128,681		10.8	8.2
		Common Stock Warrants(1)			204,663		17.3	28.0
							93.6	101.7
Auxi Health, Inc.	Health Care Providers & Services	Subordinated Debt(6)	14.0%	3/09		9.9	4.4	2.0
BPWest, Inc.	Energy Equipment & Services	Subordinated Debt(7)	15.0%	7/12		8.5	8.4	8.4
		Redeemable Preferred Stock			5,167		5.9	6.3
		Common Stock(1)			516,643		—	70.7
							14.3	85.4
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)			8,500,100		1.5	0.4
Core Business Credit, LLC	Diversified Financial Services	Common Units(1)			33,313		3.4	3.4
		Convertible Preferred Units(1)			133,250		13.3	13.3
							16.7	16.7
Credit Opportunities Fund I, LLC	Diversified Financial Services	Common Membership Interest			100%		41.9	41.9

DanChem Technologies, Inc.	Chemicals	Senior Debt	11.3%	12/10		14.9	14.9	14.9
		Redeemable Preferred Stock(1)			9,067		7.6	4.5
		Common Stock(1)			299,403		1.8	—
		Common Stock Warrants(1)			401,622		2.2	—
							26.5	19.4
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt(7)	16.5%	12/14		12.5	12.4	12.4
		Common Stock(1)			583		11.1	17.6
							23.5	30.0
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	12.7%	12/09-9/12		18.4	18.3	18.3
		Subordinated Debt(6)	17.8%	12/11-12/12		10.0	8.9	1.9
		Redeemable Preferred Stock(1)			21,114		8.9	—
		Common Stock(1)			11,261		1.1	—
		Common Stock Warrants(1)			131,280		13.1	—
							50.3	20.2
Endeavor Fund I, LP	Thrifts & Mortgage Finance	Common Membership Interest			100%		28.8	29.1
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	13.2%	5/11		11.1	9.8	8.6
		Subordinated Debt(6)	16.8%	5/12-5/13		13.6	10.9	—
		Convertible Preferred Stock(1)			233,201		11.4	—
		Preferred Stock Warrants(1)			40,000		—	—
							32.1	8.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
European Capital Limited(2)(3)	Diversified Financial Services	Ordinary Shares			72,305,938		921.9	839.4
European Touch, LTD. II	Commercial Services & Supplies	Senior Subordinated Debt	16.7%	12/09-12/10		11.4	11.4	11.4
		Junior Subordinated Debt(6)	20.0%	12/10		6.1	4.8	0.6
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							21.1	12.0
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt(7)	11.1%	1/17		41.6	41.2	41.2
		Common Membership Units(1)			58,297		44.6	56.8
							85.8	98.0
Exstream Holdings, Inc.	Software	Subordinated Debt(7)	15.0%	6/14		64.9	64.3	64.3
		Convertible Preferred Stock			2,221,090		231.8	248.2
		Common Stock(1)			555,272		55.5	62.0
							351.6	374.5
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Senior Debt(7)	9.0%	7/10-7/11		36.1	35.7	35.7
		Subordinated Debt(7)	15.0%	7/12-7/14		34.5	34.2	34.2
		Redeemable Preferred Stock(1)			18,449,456		18.4	10.0
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							91.5	79.9
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt	9.2%	10/13		37.0	37.0	37.0
		Convertible Preferred Stock(1)			59,250		59.2	41.3
							96.2	78.3
FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	11.6%	4/11-5/11		16.8	16.6	16.6
		Subordinated Debt	15.0%	5/12		9.8	9.7	8.8
		Redeemable Preferred Stock(1)			12,373,100		12.1	—
		Common Stock(1)			5,860,400		2.3	—
		Common Stock Warrants(1)			5,015,028		—	—
							40.7	25.4
Future Food, Inc.	Food Products	Senior Debt	10.2%	7/10		16.8	16.7	16.7
		Senior Subordinated Debt	12.0%	7/11		8.0	7.6	7.6
		Junior Subordinated Debt(6)	13.0%	7/12		6.0	5.1	1.2
		Common Stock(1)			64,917		13.0	—
		Common Stock Warrants(1)			6,500		1.3	—
							43.7	25.5
FutureLogic, Inc.	Computers & Peripherals	Senior Debt(7)	12.9%	2/10-2/12		50.2	49.9	49.9
		Subordinated Debt(7)	15.0%	2/13		31.6	31.3	31.3
		Common Stock(1)			129,514		15.5	25.8
							96.7	107.0
FV Holdings Corporation	Food Products	Subordinated Debt(7)	14.5%	6/15		22.4	22.4	22.4
		Convertible Preferred Stock			292		14.3	23.6
		Common Stock(1)			125		6.1	10.1
							42.8	56.1
Halex Holdings Corp.	Construction Materials	Senior Debt(6)	11.5%	7/08-10/08		23.4	23.4	21.4
		Subordinated Debt(6)	15.9%	8/10		17.6	15.9	—
		Redeemable Preferred Stock(1)			21,464,046		28.5	—
		Common Stock(1)			30,263,219		—	—
		Common Stock Warrants(1)			18,750,000		—	—
							67.8	21.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt	11.6%	12/10		11.5	11.2	11.2
		Convertible Preferred Stock(1)			10,196		2.9	0.6
		Common Stock(1)			14,250		4.8	—
							18.9	11.8
Hospitality Mints, Inc.	Food Products	Senior Debt(7)	12.8%	11/10		7.3	7.2	7.2
		Subordinated Debt(7)	12.4%	11/11-11/12		18.5	18.3	18.3
		Convertible Preferred Stock			55,497		12.0	21.5
		Common Stock Warrants(1)			86,817		0.1	1.8
							37.6	48.8
Imperial Supplies Holdings, Inc.	Trading Companies and Distributors	Subordinated Debt	16.0%	10/14		21.2	21.0	21.0
		Redeemable Preferred Stock			19,604		13.0	20.0
		Convertible Preferred Stock			19,604		20.5	20.5
		Common Stock			442,187		11.3	6.7
							65.8	68.2
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)	12.3%	4/12		1.0	0.2	1.0
		Redeemable Preferred Stock(1)			13,709		9.6	0.5
		Common Stock(1)			7,826		—	—
							9.8	1.5
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.4%	6/08-6/10		43.8	43.7	43.7
		Subordinated Debt(6)	14.4%	6/11-6/12		26.3	22.9	15.1
		Redeemable Preferred Stock(1)			6,160		4.2	—
		Common Stock(1)			14,000		1.4	—
		Common Stock Warrants(1)			29,304		2.9	—
							75.1	58.8
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	11.1%	8/12		5.7	5.7	5.7
		Subordinated Debt	12.0%	8/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)			7,496		8.1	8.1
		Common Stock(1)			833		—	—
		Common Stock Warrants(1)			675		—	—
							19.3	19.3
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt(7)	10.7%	2/10		2.8	2.8	2.8
		Subordinated Debt(7)	18.0%	2/13		10.7	10.6	10.6
							13.4	13.4
MW Acquisition Corporation	Health Care Providers & Services	Senior Subordinated Debt(7)	15.6%	2/13-2/14		24.6	24.3	24.3
		Convertible Preferred Stock			38,016		14.7	23.4
		Common Stock(1)			51,521		—	12.6
							39.0	60.3
NECCO Candy Investments, LLC	Food Products	Senior Debt	9.4%	12/12		13.1	12.8	12.8
		Common Membership Units(1)			100		0.1	0.1
							12.9	12.9
NECCO Realty Investments, LLC	Real Estate	Senior Debt	14.0%	12/17		35.9	35.1	35.1
		Common Membership Units(1)			7,000		4.9	9.6
							40.0	44.7
nSpired Holdings, Inc.	Food Products	Senior Debt	9.5%	12/08-12/09		18.6	18.6	18.8
		Redeemable Preferred Stock(1)			17,150		17.1	1.3
		Common Stock(1)			11,712,947		3.5	—
							39.2	20.1
Oceana Media Finance, LLC	Commercial Banks	Common Membership Units(1)			145,742		14.6	14.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Paradigm Precision Holdings, LLC	Aerospace & Defense	Senior Debt(7)	8.7%	4/13		54.3	53.7	53.7
		Subordinated Debt(7)	15.0%	10/13		13.8	13.7	13.7
		Common Membership Units(1)			478,488		17.5	17.5
							84.9	84.9
PaR Systems, Inc.	Machinery	Subordinated Debt(7)	14.6%	2/10		3.1	3.1	3.1
		Common Stock(1)			198,921		0.6	11.3
		Common Stock Warrants(1)			17,027		—	1.0
							3.7	15.4
Pasternack Enterprises, Inc.	Electrical Equipment	Senior Subordinated Debt(7)	14.8%	12/13-12/14		29.1	28.8	28.8
		Common Stock(1)			57,597		11.3	46.5
							40.1	75.3
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	11.2%	12/11-12/12		14.9	14.7	14.7
		Subordinated Debt(7)	15.0%	12/14		15.0	14.8	14.8
		Common Stock(1)			250,868		3.1	—
							32.6	29.5
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt(7)	11.9%	6/12		10.0	9.9	9.9
		Subordinated Debt(7)	14.0%	6/13		23.3	23.0	23.0
		Redeemable Preferred Stock			36,267		32.9	32.9
		Common Stock(1)			40,295		3.8	1.6
		Common Stock Warrants(1)			116,065		11.6	16.4
							81.2	83.8
Piper Aircraft, Inc.	Aerospace & Defense	Senior Debt	9.6%	5/08-7/09		8.8	8.8	8.8
		Subordinated Debt	8.0%	7/13		0.7	0.2	0.7
		Common Stock(1)			478,797		0.1	38.1
							9.1	47.6
Precitech Holdings, Inc.	Machinery	Junior Subordinated Debt(6)	17.0%	12/12		8.1	3.4	1.3
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt	13.0%	4/10		10.6	10.6	10.6
		Common Stock(1)			583		20.0	17.1
							30.6	27.7
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt(7)	13.2%	6/13		36.9	36.6	36.6
		Membership Units(1)			356		4.4	9.3
							41.0	45.9
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt	8.3%	7/14		6.0	6.0	6.0
		Subordinated Debt(7)	12.4%	6/15		114.8	113.7	113.7
		Convertible Preferred Stock			1,101,673		115.2	120.6
		Common Stock(1)			275,419		27.5	28.9
							262.4	269.2
Specialty Brands of America, Inc.	Food Products	Subordinated Debt(7)	14.0%	5/14		33.4	33.1	33.1
		Redeemable Preferred Stock			122,017		7.1	7.1
		Common Stock(1)			128,175		2.3	5.1
		Common Stock Warrants(1)			56,819		1.4	7.9
							43.9	53.2
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt	11.3%	10/12-10/13		83.0	82.0	82.0
		Senior Subordinated Debt(7)	15.3%	8/14-8/15		48.3	47.7	47.7
		Convertible Preferred Stock			84,043		44.2	44.2
		Common Stock(1)			84,043		—	2.0
							173.9	175.9
Stravina Holdings, Inc.	Personal Products	Senior Debt(6)	8.7%	4/11		4.4	4.4	0.1
Sunfuel Midstream, LLC	Oil, Gas & Consumable Fuels	Common Membership Units4(1)			100,000		0.1	0.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Total Return Fund, LP	Capital Markets	Common Membership Interest			100%		20.0	21.1
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)			70		—	1.3
Unwired Holdings, Inc.	Household Durables	Senior Debt	11.9%	6/11		9.3	8.1	9.1
		Subordinated Debt(6)	15.0%	6/12-6/13		19.9	14.4	2.2
		Redeemable Preferred Stock(1)			12,740		12.7	—
		Preferred Stock Warrants(1)			39,690		—	—
		Common Stock(1)			126,001		1.2	—
		Common Stock Warrants(1)			439,205		—	—
							36.4	11.3
VP Acquisitions Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	10/13-10/14		19.0	18.8	18.8
		Common Stock(1)			19,780		24.7	47.2
							43.5	66.0
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	12.6%	10/09		5.0	5.0	5.0
		Redeemable Preferred Membership Units			3,796,269		4.1	4.1
		Common Membership Units(1)			27,629		1.9	1.5
							11.0	10.6
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		99.1	98.2	98.2
		Convertible Preferred Stock			703,406		75.9	82.9
		Common Stock(1)			175,852		17.6	20.4
							191.7	201.5
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)			1,688,398		1.7	1.7
CDO/CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		22.2	12.9
Subtotal Control Investments (38% of total investment assets and liabilities at fair value)							3,806.5	4,177.4

Counterparty (4)	Instrument	Yield (5)	Expiring(5)	# of Contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
BMO Financial Group	Interest Rate Swaption – Pay Floating/ Receive Fixed	5.5%	2/13	1	22.9	—	0.4
Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	5.2%	11/19	1	3.7	—	0.2
Citibank, N.A.	Interest Rate Swaption – Pay Floating/ Receive Fixed	4.6%	4/12	1	40.0	—	1.0
Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	5.1%	8/19	1	8.0	—	2.2
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)						—	3.8
Total Investment Assets						$10,667.4	$10,928.4
DERIVATIVE AGREEMENTS
BMO Financial Group	Interest Rate Swap – Pay Fixed/Receive Floating	5.4%	2/13 -8/17	5	479.9	—	(22.8)
Citibank, N.A.	Interest Rate Swap –Pay Fixed/Receive Floating	4.8%	4/12-11/19	4	769.5	—	(21.1)
Wachovia Bank, N.A.	Interest Rate Swap –Pay Fixed/Receive Floating	4.8%	1/14-8/19	3	532.1	—	(15.4)
Credit Suisse International	Interest Rate Swap – Pay Fixed/Receive Floating	5.0%	9/15-6/17	2	99.4	0.8	(4.1)
Fortis Financial Services LLC	Interest Rate Swap – Pay Fixed/Receive Floating	5.7%	7/17	1	22.3	—	(2.2)
HSBC Bank USA, National Association	Interest Rate Swap – Pay Fixed/Receive Floating	4.7%	8/15	1	36.6	0.4	(0.9)
UniCredit Group	Interest Rate Swap – Pay Fixed/Receive Floating	5.3%	7/17	1	66.0	—	(5.8)
WestLB AG	Interest Rate Swap –Pay Fixed/Receive Floating	5.8%	6/17	1	55.0	—	(4.5)
BMO Financial Group	Foreign Exchange Swap– Pay Euros/Receive GBP		1/08	1	—	—	(0.4)
Citibank, N.A.	Foreign Exchange Swap– Pay Euros/Receive GBP		2/11	1	—	—	(0.2)
Total Investment Liabilities (less than 1% of total investment assets and liabilities at fair value)						$1.20	$(77.40)

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates on loans and debt securities represents the weighted average annual stated interest rate, which are presented by the nature of indebtedness by a single issuer. The maturity dates on loans and debt securities represents the earliest and the latest maturity dates. Interest rates on derivative agreements represent the pay rate at period end. The expiring dates on derivative agreements represent the earliest and the latest expiration dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on From 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission (“SEC”).

Note 2. Organization

During the second quarter of 2008, we changed our name from American Capital Strategies, Ltd. to American Capital, Ltd. We are a non-diversified, closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”), the buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and directly to early stage and mature private and small public companies. We refer to these investments as our private finance portfolio. We also invest in structured product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us. We are also an alternative asset manager with $20 billion of capital resources under management as of June 30, 2008. We have an investment in American Capital, LLC, a third party alternative asset fund manager that is a wholly-owned portfolio company and have investments in alternative asset funds that are managed by American Capital, LLC.

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

Note 3. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. For unrestricted securities of companies that are publicly

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest.

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

SFAS No. 157 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under SFAS No. 157, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under SFAS No. 157, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under SFAS No. 157, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We determine whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by American Capital, LLC, on a fully diluted basis. For investments in securities of portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under SFAS No. 157 is a hypothetical secondary market.

Accordingly, we use the M&A market as our principal market for portfolio companies that we control or can gain control as of the measurement date, and we use a hypothetical secondary market for portfolio companies that we do not control or cannot gain control as of the measurement date. However, to the extent that an active market exists, we will consider that as our principal market. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest and that fair value for our investments must typically be determined using unobservable inputs.

Enterprise Value Waterfall Methodology

For securities of portfolio companies that we have identified the M&A market as the principal market, we estimate the fair value based on the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. For minority equity securities, we also estimate the fair value using the Enterprise Value Waterfall valuation methodology. Prior to the adoption of SFAS No. 157, we generally used the Enterprise Value Waterfall

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

methodology for valuing our entire private finance portfolio that was not publicly traded. Upon the adoption of SFAS No. 157, we no longer use the Enterprise Value Waterfall methodology for valuing portfolio investments that we do not control or cannot gain control as of the measurement date.

Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. In using the Enterprise Value Waterfall valuation methodology, we consider the in-use valuation premise under SFAS No. 157, which assumes the debt and equity securities are sold together, and which we believe is appropriate as this would provide the maximum proceeds to the seller. In applying the Enterprise Value Waterfall valuation methodology, we also consider that in a change of control transaction, our debt securities are generally required to be repaid and that a buyer cannot assume the debt security.

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

Market Yield Valuation Methodology

For securities of portfolio companies for which we have identified the hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that hypothetical market participants would use to value the security in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology based on an exchange valuation premise under SFAS No. 157.

For debt and redeemable preferred equity securities of our private finance portfolio for which we do not control or cannot gain control as of the measurement date, we estimate the fair value based on such factors as third party broker quotes and our own assumptions in the absence of market observable data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. We estimate the remaining life based on market data of the average life of similar debt securities. However, if we have information available to us that the debt security is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. If there is a significant deterioration of the credit quality of a debt security, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

AMERICAN CAPITAL, LTD.

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

Note 4. Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or the FASB, ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance on the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock in determining whether an instrument is a derivative. To the extent a derivative instrument or embedded derivative feature is deemed indexed to an entity’s own stock, it may be exempt from the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as eligible for equity classification under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 provides that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. Management is in the process of assessing the impact on our consolidated financial statements of adopting EITF 07-5.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The objective of this FSP is to address questions that arose regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”), pursuant to FASB Statement No. 128, Earnings per Share. In FSP EITF 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early application prohibited. This FSP requires that all prior-period EPS data be adjusted retrospectively. Management is currently evaluating the impact on our consolidated financial statements of adopting FSP EITF 03-6-1.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We did not early adopt SFAS No. 161. Management is currently evaluating the enhanced disclosure requirements and the impact on our consolidated financial statements of adopting SFAS No. 161.

Note 5. Investments

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.

•

Level 2: Level 2 are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of June 30, 2008.

•

Level 3: Level 3 are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 3 for the investment valuation policies used to determine the fair value of these investments.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following fair value hierarchy table sets forth our investment portfolio by level as of June 30, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$3,068	$3,068
Subordinated debt	—	—	2,364	2,364
Preferred equity	—	—	1,803	1,803
Common equity	9	—	1,861	1,870
Equity warrants	—	—	118	118
Structured products	—	—	463	463
Derivatives, net	—	—	(75)	(75)

Total investments, net	$9	$—	$9,602	$9,611

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three and six months ended June 30, 2008, respectively, (in millions):

	Balances, April 1, 2008	Realized Gains (Losses)(1)	Reversal of Prior Period Appreciation (Depreciation) on Realization(2)	Unrealized Appreciation (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, Net(4)	Transfers In & Out of Level 3	Balances, June 30, 2008
Senior debt	$3,069	$1	$4	$(96)	$90	$—	$3,068
Subordinated debt	2,269	(5)	9	(20)	111	—	2,364
Preferred equity	1,876	(16)	10	(97)	30	—	1,803
Common equity	1,960	83	(88)	(103)	9	—	1,861
Equity warrants	126	1	(2)	5	(12)	—	118
Structured products	322	—	—	46	95	—	463
Derivatives, net	(146)	(12)	—	72	11	—	(75)

Total	$9,476	$52	$(67)	$(193)	$334	$—	$9,602

	Balances, January 1, 2008	Realized Gains (Losses)(1)	Reversal of Prior Period Appreciation (Depreciation) on Realization(2)	Unrealized Appreciation (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, Net(4)	Transfers In & Out of Level 3	Balances, June 30, 2008
Senior debt	$3,555	$4	$4	$(273)	$(222)	$—	$3,068
Subordinated debt	2,334	(4)	9	(45)	70	—	2,364
Preferred equity	1,957	(17)	9	(152)	6	—	1,803
Common equity	2,205	112	(133)	(316)	(7)	—	1,861
Equity warrants	213	2	(2)	(30)	(65)	—	118
Structured products	660	—	—	(315)	118	—	463
Derivatives, net	(73)	(11)	—	(1)	10	—	(75)

Total	$10,851	$86	$(113)	$(1,132)	$(90)	$—	$9,602

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations. Excludes $3 million and $4 million of taxes on net realized gains for the three and six months ended June 30, 2008, respectively.

AMERICAN CAPITAL, LTD.

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

As of June 30, 2008 and December 31, 2007, loans on non-accrual status were $481 million and $338 million, respectively, calculated as the cost plus unamortized OID, and $116 million and $122 million, respectively, at fair value. As of June 30, 2008, loans, excluding loans on non-accrual status, with a principal balance of $42 million, were greater than three months past due. As of December 31, 2007, there were no loans, excluding loans on non-accrual status, greater than three months past due.

The composition summaries of our investment portfolio as of June 30, 2008 and December 31, 2007, at cost and fair value as a percentage of total investments, excluding derivative agreements, are shown in the following tables:

	June 30, 2008	December 31, 2007
COST
Senior debt	31.6%	33.7%
Subordinated debt	24.1%	23.5%
Preferred equity	17.5%	18.1%
Common equity	16.5%	15.4%
Structured products	9.0%	7.9%
Equity warrants	1.3%	1.4%

	100.0%	100.0%

	June 30, 2008	December 31, 2007
FAIR VALUE
Senior debt	31.7%	32.5%
Subordinated debt	24.4%	21.4%
Common equity	19.3%	20.2%
Preferred equity	18.6%	17.9%
Structured products	4.8%	6.1%
Equity warrants	1.2%	1.9%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments, excluding derivative agreements. Our investments in European Capital Limited, CLO and CDO securities are excluded from the table below. Our investments in ACAS CRE CDO 2007-1, Ltd. and CMBS are classified in the Real Estate category.

	June 30, 2008	December 31, 2007
COST
Commercial Services and Supplies	11.3%	10.6%
Real Estate	10.1%	8.5%
Household Durables	8.8%	8.2%
Internet and Catalog Retail	5.1%	4.9%
Food Products	4.2%	4.4%
Diversified Consumer Services	4.0%	4.3%
Life Sciences Tools and Services	3.8%	3.6%
Diversified Financial Services	3.7%	3.7%
Health Care Providers and Services	3.5%	3.3%
Health Care Equipment and Supplies	3.4%	2.6%
Auto Components	3.1%	3.0%
Hotels, Restaurants and Leisure	3.1%	3.2%
Construction and Engineering	3.1%	3.0%
Electrical Equipment	2.7%	3.3%
IT Services	2.2%	2.0%
Containers and Packaging	1.9%	4.4%
Electronic Equipment and Instruments	1.9%	1.5%
Pharmaceuticals	1.8%	1.8%
Computers and Peripherals	1.8%	1.8%
Internet Software and Services	1.7%	1.6%
Building Products	1.7%	1.9%
Software	1.6%	5.3%
Leisure Equipment and Products	1.5%	1.4%
Other	14.0%	11.7%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	June 30, 2008	December 31, 2007
FAIR VALUE
Commercial Services and Supplies	12.2%	10.4%
Household Durables	7.7%	7.6%
Real Estate	6.5%	6.7%
Life Sciences Tools and Services	5.2%	3.9%
Diversified Consumer Services	4.7%	4.5%
Internet and Catalog Retail	4.6%	4.7%
Health Care Equipment and Supplies	4.4%	3.1%
Health Care Providers and Services	4.3%	3.6%
Capital Markets	3.8%	5.1%
Electrical Equipment	3.7%	3.8%
Food Products	3.6%	3.6%
Diversified Financial Services	3.4%	3.5%
Construction and Engineering	3.3%	2.9%
Auto Components	3.0%	2.8%
Hotels, Restaurants and Leisure	2.7%	3.1%
Computers and Peripherals	2.0%	1.8%
Building Products	2.0%	2.0%
Software	1.9%	5.4%
Electronic Equipment and Instruments	1.9%	1.4%
IT Services	1.8%	1.7%
Containers and Packaging	1.8%	4.1%
Aerospace and Defense	1.5%	1.4%
Pharmaceuticals	1.5%	1.8%
Energy Equipment and Services	1.5%	1.5%
Other	11.0%	9.6%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

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

	June 30, 2008	December 31, 2007
COST
Mid-Atlantic	20.4%	23.0%
Southwest	20.3%	19.9%
International	15.5%	12.1%
Southeast	13.0%	13.8%
South-Central	12.1%	11.2%
Northeast	11.8%	12.7%
North-Central	6.3%	6.7%
Northwest	0.6%	0.6%

	100.0%	100.0%

	June 30, 2008	December 31, 2007
FAIR VALUE
Mid-Atlantic	23.0%	26.7%
Southwest	21.1%	19.1%
International	14.0%	10.4%
South-Central	12.2%	11.5%
Northeast	12.1%	12.7%
Southeast	11.0%	12.5%
North-Central	6.1%	6.6%
Northwest	0.5%	0.5%

	100.0%	100.0%

Note 6. Borrowings

Our debt obligations consisted of the following as of June 30, 2008 and December 31, 2007 (in millions):

	June 30, 2008	December 31, 2007
Secured revolving credit facility, $1,300 million commitment	$186	$116
Unsecured revolving credit facility, $1,565 million commitment	1,090	1,350
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	28	27
Unsecured debt due August 2012	548	547
Unsecured debt due October 2020	75	75
TRS Facility	39	—
ACAS Business Loan Trust 2004-1 asset securitization	230	320
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	396	492
ACAS Business Loan Trust 2007-2 asset securitization	324	338

Total	$4,475	$4,824

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The daily weighted average debt balance for the three months ended June 30, 2008 and 2007 was $4,333 million and $4,716 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2008 and 2007 was $4,656 million and $4,611 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended June 30, 2008 and 2007 was 4.4% and 6.1%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2008 and 2007 was 4.8% and 5.8%, respectively. Our ability to draw under our secured revolving credit facility expires in October 2008. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period. We are currently in compliance with all of our debt covenants. As of June 30, 2008 and December 31, 2007, the fair value of the above borrowings was $4,153 million and $4,605 million, respectively. The fair value of fixed rate debt instruments is based upon market interest rates. The fair value of variable rate debt instruments is based upon market credit spreads.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2008 and 2007 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted net operating income per share	$145	$153	$296	$267

Numerator for basic and diluted (loss) earnings per share	$(70)	$788	$(883)	$922

Denominator for basic weighted average shares	204.4	165.1	199.8	158.9
Employee stock options and bonus awards	—	3.2	—	3.2
Shares issuable under forward sale agreements	—	0.2	—	0.3

Denominator for diluted weighted average shares	204.4	168.5	199.8	162.4

Basic net operating income per common share	$0.71	$0.93	$1.48	$1.68
Diluted net operating income per common share	$0.71	$0.91	$1.48	$1.64
Basic net (loss) earnings per common share	$(0.34)	$4.77	$(4.42)	$5.80
Diluted net (loss) earnings per common share	$(0.34)	$4.68	$(4.42)	$5.68

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards and shares issued under forward sales agreements is not included if the result would be anti-dilutive, such as when a net loss is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is net (loss) earnings. As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in computing basic EPS, even if we have positive net operating income. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the three and six months ended June 30, 2008 as we incurred a net loss for those periods.

Note 8. Segment Data

Reportable segments are identified based on our organizational structure and the business activities from which we earn income. We have determined that we have two primary lines of business: 1) Investing and 2) Asset Management/Advisory.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

We derive the majority of our operating income and net operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio companies and includes both management fees for providing advice and analysis to our portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management/Advisory segment also includes our alternative asset fund management business, which may be conducted through consolidated operating subsidiaries or wholly-owned portfolio companies. As of June 30, 2008, all of our alternative asset fund management services in our Asset Management/Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent American Capital, LLC declares regular quarterly dividends of its quarterly net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income. The results for our Asset Management/Advisory segment also include the realized gain (loss) and unrealized appreciation (depreciation) of such wholly-owned portfolio companies.

The following table presents segment data for the three months ended June 30, 2008 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$228	$11	$239
Fee and other income	3	21	24

Total operating income	231	32	263

Interest	48	—	48
Salaries, benefits and stock-based compensation	27	30	57
General and administrative	10	10	20

Total operating expenses	85	40	125

Operating income (loss) before income taxes	146	(8)	138
(Provision) benefit for income taxes	(1)	8	7

Net operating income	145	—	145

Net realized gain on investments	49	—	49
Net unrealized depreciation of investments	(248)	(16)	(264)

Net decrease in net assets resulting from operations	$(54)	$(16)	$(70)

Total assets	$10,096	$360	$10,456

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for the six months ended June 30, 2008 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$479	$18	$497
Fee and other income	7	51	58

Total operating income	486	69	555

Interest	111	—	111
Salaries, benefits and stock-based compensation	52	61	113
General and administrative	23	20	43

Total operating expenses	186	81	267

Operating income (loss) before income taxes	300	(12)	288
(Provision) benefit for income taxes	(4)	12	8

Net operating income	296	—	296

Net realized gain on investments	82	—	82
Net unrealized depreciation of investments	(1,105)	(156)	(1,261)

Net decrease in net assets resulting from operations	$(727)	$(156)	$(883)

Total assets	$10,096	$360	$10,456

The following table presents segment data for the three months ended June 30, 2007 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$222	$27	$249
Fee and other income	4	73	77

Total operating income	226	100	326

Interest	73	—	73
Salaries, benefits and stock-based compensation	23	44	67
General and administrative	9	13	22

Total operating expenses	105	57	162

Operating income before income taxes	121	43	164
Provision for income taxes	(4)	(7)	(11)

Net operating income	117	36	153

Net realized gain on investments	86	—	86
Net unrealized appreciation of investments	56	493	549

Net increase in net assets resulting from operations	$259	$529	$788

Total assets	$12,086	$65	$12,151

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for the six months ended June 30, 2007 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$425	$29	$454
Fee and other income	6	116	122

Total operating income	431	145	576

Interest	135	—	135
Salaries, benefits and stock-based compensation	36	82	118
General and administrative	21	26	47

Total operating expenses	192	108	300

Operating income before income taxes	239	37	276
Provision for income taxes	(6)	(3)	(9)

Net operating income	233	34	267

Net realized gain on investments	99	—	99
Net unrealized appreciation of investments	63	493	556

Net increase in net assets resulting from operations	$395	$527	$922

Total assets	$12,086	$65	$12,151

Note 9. Commitments

As of June 30, 2008, we had commitments under loan and financing agreements to fund up to $1,141 million to 60 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

Note 10. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our investment company ordinary taxable income based on our tax fiscal year. Ordinary taxable income includes net short-term capital gains but excludes net long-term capital gains. We refer to our ordinary taxable income and net long-term capital gains as our investment company taxable income. A RIC is not subject to federal income tax on the portion of the investment company taxable income that are distributed to its shareholders. We have distributed and currently intend to distribute sufficient dividends to eliminate investment company taxable income for our tax fiscal years. If we fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our investment company taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on September 30. As permitted by the code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary taxable income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. Accordingly, dividends declared by June 16, 2008, the extended due date of our return, and paid by September 30, 2008, will be comprised of a portion of our ordinary income and all of our net long-term capital gain income from the tax year ended September 30, 2007.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

We did not have any uncertain tax positions that met the recognition or measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, as of December 31, 2007 or June 30, 2008. We did not have any unrecognized tax benefits as of December 31, 2007 or June 30, 2008.

Although we file federal and state tax returns, our major tax jurisdiction is federal for American Capital and ACFS. The 2004, 2005 and 2006 federal tax years for American Capital and ACFS remain subject to examination by the IRS.

Note 11. Shareholders’ Equity

Our common stock activity for the six months ended June 30, 2008 and 2007 was as follows (in millions):

	June 30,
	2008	2007
Common stock outstanding at beginning of period	195.9	147.6
Issuance of common stock	12.7	32.8
Issuance of common stock under stock option plans	0.2	0.6
Issuance of common stock under dividend reinvestment plan	—	0.5
Deconsolidation of stock held in ECFS deferred compensation trusts	—	0.7
Purchase of treasury stock	(0.2)	—
Purchase of common stock held in deferred compensation trusts, net	(1.4)	—

Common stock outstanding at end of period	207.2	182.2

Equity Offerings

For the six months ended June 30, 2008 and 2007, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements (“FSA”). As of June 30, 2008, all of the FSA have been fully settled. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through FSA, and the proceeds we received, excluding underwriting fees and issuance costs, for the public offerings of our common stock for the six months ended June 30, 2008 and 2007 (in millions):

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
Issuances under November 2007 FSA	4.0	$142	$35.61
March 2008 public offering	8.7	302	34.77

Total for the six months ended June 30, 2008	12.7	$444	$34.96

June 2007 public offering(1)	15.0	$645	$43.02
June 2007 direct offering	0.2	11	46.47
Issuances under March 2007 FSA	6.0	259	43.17
Issuances under January 2007 FSA	2.0	88	43.84
March 2007 public offering	4.4	187	43.03
January 2007 public offering	5.2	231	44.11

Total for the six months ended June 30, 2007	32.8	$1,421	$43.32

(1)	Excludes 3.0 million shares of underwriter’s over-allotment option, of which 2.4 million shares were exercised in July 2007.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

In March 2008, we completed a public offering in which 8.7 million shares of our common stock were sold at a public offering price of $36.41 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount, of $302 million in exchange for the 8.7 million common shares. In addition, we granted the underwriters an over-allotment option to purchase up to an additional 1.3 million shares of our common stock. The over-allotment option expired without being exercised by the underwriters.

Stock Buy-Back Plan

In January 2008, we announced that our Board of Directors authorized a stock buy-back program, which allows for the repurchase of up to a maximum of $500 million of our common stock at prices below our net asset value per share as reported in our then most recently published financial statements. The stock repurchase plan is subject to prevailing market conditions and other considerations including restrictions under certain of our borrowings. We anticipate that share repurchases will be made from time to time, depending upon market conditions. Shares may be repurchased in the open market, including through block repurchases, or through privately negotiated transactions. We do not intend to repurchase any shares from our directors, officers or other affiliates. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund the repurchases with available cash or borrowings. The repurchase program is expected to be in effect through December 31, 2008, or until the approved dollar amount has been used to repurchase shares. During the three months ended March 31, 2008, we purchased a total 0.2 million shares of our common stock in the open market for $6 million at an average price of $31.20 per share under this program. We did not make any purchases under this program during the three months ended June 30, 2008.

Note 12. Dividends

On August 5, 2008, our Board of Directors declared a third quarter of 2008 regular dividend of $1.05 per share to record holders as of October 6, 2008, payable on October 14, 2008.

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

EXECUTIVE OVERVIEW

We are the only private equity fund and alternative asset management company that is a member of the S&P 500. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”) and buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and provide capital directly to early stage and mature private and small public companies. In addition, we also invest in structured product investments including CMBS, CLO and CDO securities (“Structured Products”) and invest in alternative asset funds managed by us. We are also an alternative asset manager with $20 billion of capital resources under management as of June 30, 2008.

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

American Capital is well positioned to navigate through this liquidity crisis. As a BDC, we are limited to a 1:1 debt to equity ratio and as of June 30, 2008, our debt to equity ratio was 0.8:1. Also, our debt maturing in the next twelve months is only $302 million. We continue to generate liquidity through the realization of portfolio investments generating over $1.4 billion of realizations of portfolio investments in the first half of 2008 and nearly $4.4 billion in the past twelve months. As is typical for our portfolio, we currently have investments in various stages in the sales process that continue to draw interest from perspective buyers so we expect to have continued liquidity from our portfolio. However, we believe that the liquidity crisis will likely limit American Capital’s ability to raise public equity and public and privately sourced debt through the remainder of 2008. Our remaining 2008 business plan assumes no new capital raises and the reinvestment of capital only as we experience liquidity through realizations from exits and repayments. Nevertheless, we expect to continue to raise private and public equity capital during the remainder of 2008 for our alternative asset funds under management. During the second quarter of 2008, we launched our latest alternative asset fund, American Capital Agency Corp., which successfully completed an initial public offering (“IPO”) and concurrent private placement, raising equity proceeds, net of offering costs, of $286 million. During the second quarter of 2008, the fund invested $2.4 billion in agency securities funded with its equity capital and debt capital through repurchase agreement financing.

While we have seen industry-wide mergers and acquisition volumes decline in the first two quarters, we continue to see high quality companies come to market even in this tighter lending environment. The industry-wide reduction in available senior and mezzanine debt capital due to the liquidity crisis has resulted in more competitive pricing on debt, which has driven up gross returns and led to a favorable investing environment for us. We have experienced a widening of expected returns on our new debt investments in the past twelve months. Our ability to offer a staple financing package to buyers of our American Capital One-Stop BuyoutsTM investments also allows us to increase our investment spreads in this environment, while at the same time we are moving up the balance sheet in more senior investments.

The deterioration in the credit markets created general market volatility and illiquidity, resulting in significant declines in the market values of a broad range of debt and equity investments. We were not immune to the impacts of these market dynamics as our results in the first and second quarters of 2008 clearly indicate through the recording of net unrealized depreciation of $997 million and $264 million, respectively, in our investment portfolio. The majority of the depreciation in the first half of 2008 was due to declining trading prices and continued widening of investment spreads as well as our adoption of SFAS No. 157 on January 1, 2008, a new accounting standard that provides a framework for measuring the fair value of assets and liabilities. These factors had a greater impact on the unrealized depreciation of our investments during these periods than the credit quality of our portfolio. In general, the credit quality of our portfolio remains good considering that we may likely be in a recession. For example, while our Structured Product investments experienced over $360 million of unrealized depreciation during the first quarter of 2008 due to the continued widening of investment spreads as a result of the illiquidity in the market, the same investments experienced $46 million of appreciation during the second quarter of 2008 due to a slight tightening of investments spreads since March 31, 2008. However, the underlying collateral of these Structured Products is generally performing as underwritten. As we currently expect to hold these Structured Products investments to settlement or maturity, we do not expect to realize a loss on most of the current or prior period unrealized depreciation as we anticipate the future proceeds to be received upon settlement or maturity to exceed the GAAP fair value as of June 30, 2008 by approximately $476 million.

For the three months ended June 30, 2008, we reported net operating income of $145 million, or $0.71 per diluted share, net realized earnings of $194 million, or $0.95 per diluted share and a net loss of $70 million, or $0.34 per diluted share. The net loss for the second quarter of 2008 was driven largely by the $264 million of net unrealized depreciation. For the six months ended June 30, 2008, we reported net operating income of $296 million, or $1.48 per diluted share, net realized earnings of $378 million, or $1.89 per diluted share and a net loss of $883 million, or $4.42 per diluted share. The net loss for the six months ended June 30, 2008 was driven largely by the $1,261 million of net unrealized depreciation.

American Capital Investing Activities

We provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and directly to early stage and mature private and small public companies. Currently, we will invest up to $800 million in a single middle market transaction in North America. We also invest in Structured Products and in alternative asset funds managed by us. For summary financial information of our investment portfolio by segment and geographic area, see Note 5 to the interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

The total value of our investment portfolio was $9,687 million and $10,928 million as of June 30, 2008 and December 31, 2007, respectively. During the six months ended June 30, 2008 and 2007, we originated investments in 47 and 96 portfolio companies, respectively. Our new investment amounts represent the gross committed capital on the origination date. The type and aggregate dollar amount of our new investments during the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Investments in Managed Funds	$125	$242	$525	$242
Financing for Private Equity Buyouts	109	804	109	957
Direct Investments	50	378	163	559
American Capital Sponsored Buyouts	—	1,458	303	1,917
Structured Products	100	181	148	342
Add-On Financing for Growth	343	10	344	22
Add-On Financing for Recapitalizations	99	202	101	272
Add-On Financing for Acquisitions	66	205	66	262
Add-On Financing for Working Capital in Distressed Situations	26	15	68	17

Total	$918	$3,495	$1,827	$4,590

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Principal Prepayments	$265	$524	$505	$629
Senior Loan Syndications	21	226	295	651
Scheduled Principal Amortization	28	18	45	35
Payment of Accrued PIK Interest and Dividends and OID	16	31	36	34
Sale of Equity Investments	149	185	529	205

Total	$479	$984	$1,410	$1,554

Public Manager of Funds of Alternative Assets

We are a leading global alternative asset manager of third party funds. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we also manage European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LLC (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”) and American Capital CRE CDO 2007-1, Ltd. (“ACAS CRE CDO”). We may manage third party funds either through a consolidated operating subsidiary or through a wholly-owned portfolio company. We refer to the asset management business throughout this report to include the asset management activities conducted by both consolidated operating subsidiaries and wholly-owned alternative asset fund management portfolio companies. As of June 30, 2008, all of our third party alternative asset fund management services were conducted through our wholly-owned portfolio company, American Capital, LLC.

As of June 30, 2008, our assets under management totaled $18 billion, including $8 billion under management in the third party funds named above. As of June 30, 2008, our capital resources under management totaled $20 billion, including $8 billion under management in the third party funds named above.

Through our asset management business, American Capital, LLC generally earns base management fees based on the size of the funds and incentive income based on the performance of the funds it manages. In addition, we may invest directly into our alternative asset funds and earn investment income from our direct investments in those funds. We intend to grow our existing funds, while continuing to create innovative products to meet the increasing demand of sophisticated investors for superior risk-adjusted investment returns.

The following table sets forth certain information with respect to our funds under management as of June 30, 2008:

	American Capital	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1	ACAS CRE CDO
Fund type	Public Alternative Asset Manager and Fund	Public Fund - London Stock Exchange	Public REIT Fund - The NASDAQ Global Market	Private Fund	Private Fund	Private Fund	Private Fund

Established	1986	2005	2008	2006	2007	2006	2007

Assets under management	$10.5 Billion(1)	$3.2 Billion	$2.4 Billion	$0.9 Billion	$0.4 Billion	$0.4 Billion	$0.8 Billion

Investment types	Senior and Subordinated Debt, Equity, Structured Products	Senior and Subordinated Debt and Equity	Agency Securities	Equity	Equity	Senior Debt	CMBS

Equity capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in third party funds that we manage.

European Capital is a publicly traded fund, which is not registered under U.S. securities law, and invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. European Capital was established in Guernsey in 2005. On May 10, 2007, European Capital closed on an IPO of ordinary shares, and the ordinary shares were admitted to the Official List of the U.K. Financial Services Authority and to trading on the main market of the London Stock Exchange under the ticker symbol “ECAS.” American Capital, LLC earns an annual base management fee of 2% of European Capital’s assets and receives 20% of the net profits of European Capital, subject to certain hurdles.

AGNC is a publicly traded mortgage real estate investment trust, or REIT, that invests exclusively in single-family residential mortgage pass-through securities and collateralized mortgage obligations or CMOs, on a leveraged basis. These investments consist of securities issued and guaranteed by government-sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation or by a U.S. Government agency such as the Government National Mortgage Association. On May 20, 2008, AGNC successfully completed its IPO of 10 million shares of common stock for net proceeds, net of the underwriters’ discount and estimated expenses, of $186 million. In a private placement concurrent with the AGNC IPO, we purchased 5 million shares of AGNC common stock at the IPO price of $20.00 per share, for proceeds of $100 million. AGNC’s net proceeds from the IPO and the concurrent private placement were $286 million. The shares are traded on the The NASDAQ Global Market under the symbol “AGNC.” American Capital, LLC earns an annual base management fee of 1.25% of AGNC’s shareholders’ equity.

ACE I is a private equity fund established in 2006 with $1 billion of equity commitments from third party investors. ACE I purchased 30% of our equity investments in 96 portfolio companies for an aggregate purchase price of $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by American Capital between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of equity commitments are recallable for additional co-investments with American Capital once they have been distributed to the third party ACE I investors. As of June 30, 2008, there were $91 million of recallable distributions available for add-on investments. American Capital, LLC manages ACE I in exchange for a 2% annual base management fee on the net cost basis of ACE I’s assets and 10% to 30% of the net profits of ACE I, subject to certain hurdles.

ACE II is a private equity fund established in 2007 with $585 million of equity commitments from third party investors. ACE II purchased 17% of our equity investments in 80 portfolio companies for an aggregate purchase price of $488 million. The remaining $97 million commitments will be used to fund add-on investments in the 80 portfolio companies. In addition, 10%, or $58.5 million, of the $585 million of equity commitments are recallable for additional co-investments with American Capital once they have been distributed to the third party ACE II investors. As of June 30, 2008, ACE II had $90 million and $58.5 million of unfunded equity commitments and recallable distributions available for add-on investments, respectively. American Capital, LLC manages ACE II in exchange for a 2% annual base management fee on the net cost basis of ACE II’s assets and 10% to 30% of the net profits of ACE II, subject to certain hurdles.

In April 2007, ACAS CLO-1 completed a $400 million securitization of broadly syndicated and middle market senior loans. We purchased 55% of the BB rated notes and 70% of the non-rated subordinated notes in ACAS CLO-1 for a total purchase price of $33 million. American Capital, LLC earns an annual base management fee of 0.68% of ACAS CLO-1’s assets and receives 20% of the net profits of ACAS CLO-1, subject to certain hurdles.

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

Summary of Critical Accounting Policies

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: Valuation of Investments; Interest and Dividend Income Recognition; Stock-based Compensation; and Derivative Financial Instruments. Our accounting policy for the Valuation of Investments was modified during the first quarter of 2008 and is presented below. The remaining critical accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Valuation of Investments

Our investments are carried at fair value in accordance with the 1940 Act and Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest.

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

SFAS No. 157 defines fair value in terms of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under SFAS No. 157, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under SFAS No. 157, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under SFAS No. 157, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We decide whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by American Capital, LLC, on a fully diluted basis. For investments in securities of portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under SFAS No. 157 is a hypothetical secondary market. The determination of the principal market used to estimate the fair value of each of our investments can have a material impact on our estimate of the fair value of our investments.

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

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of June 30, 2008.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments as follows:

-	For investments in securities of companies that are publicly traded for which we have a controlling interest, the fair value of the investment is based on the closing price of the security on the measurement date adjusted for the fair value of a control premium, if any, based on the value above the closing market quote that would be obtainable upon a sale of our controlling interest. A control premium incorporated into the valuation would be considered a Level 3 input if it has a significant impact on the determination of fair value.

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

-	For securities of portfolio companies for which we have identified the hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology. In applying the Market Yield valuation methodology, we estimate the fair value based on such factors as third party broker quotes and market participant assumptions including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The assumptions used to estimate the fair value in a hypothetical secondary market are considered primarily Level 3 inputs. We generally use an average life based on market data of the average life of similar debt securities for estimating the fair value of our debt securities. However, if we have information available to us that the debt security is expected to be repaid in the near term, we would use an estimated life based on the expected repayment date. The average life used to estimate the fair value of our debt securities is generally shorter than the legal maturity of the loans as our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our debt securities is based on our experience of current interest rate spreads on similar securities. A change in the unobservable inputs and assumptions that we use to estimate the fair value of our debt securities could have a material impact on the determination of fair value.

-	We value our investments in Structured Products using the Market Yield valuation methodology. We estimate the fair value based on such factors as third party broker quotes and cash flow forecasts subject to market participant assumptions regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participants market yield assumptions which are derived from multiple sources including, but not limited to, third party broker quotes, recent investments and securities with similar structure and risk characteristics. The cash flow forecasts and market yields used to discount the cash flows incorporate a significant amount of Level 3 inputs. A change in our default and recovery rate assumptions in the cash flow forecasts or a change in the market yield assumptions could have a material impact on the determination of fair value.

-	We value derivative instruments based on fair value information from the derivative counterparty as adjusted for nonperformance risk considerations and third party pricing services. The value is corroborated by the estimated net present value of the future cash flows using relevant market forward interest rate yield curves in effect at the end of the period as adjusted for quantitative and qualitative nonperformance risk considerations.

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

See Notes 3 and 5 to the interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding the classification of our investment portfolio by Level 1, 2 and 3 as of June 30, 2008.

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

The consolidated operating results for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating income	$263	$326	$555	$576
Operating expenses	125	162	267	300

Operating income before income taxes	138	164	288	276
Benefit (provision) for income taxes	7	(11)	8	(9)

Net operating income	145	153	296	267
Net realized gain on investments	49	86	82	99

Net realized earnings	194	239	378	366
Net unrealized (depreciation) appreciation of investments	(264)	549	(1,261)	556

Net (decrease) increase in net assets resulting from operations	$(70)	$788	$(883)	$922

Net Operating Income

Operating Income

For the three months ended June 30, 2008, operating income decreased $63 million, or 19%, over the three months ended June 30, 2007. For the six months ended June 30, 2008, operating income decreased $21 million, or 4%, over the six months ended June 30, 2007.

We have two primary lines of business: Investing and Asset Management/Advisory. We derive the majority of our operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and third party alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio company investments and includes both management fees for middle market portfolio company management for providing advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management/Advisory Segment also includes our third party alternative asset fund management business. As of June 30, 2008, all of our third party alternative asset fund management services in our Asset Management/Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent American Capital, LLC declares regular quarterly dividends of its undistributed cumulative net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income. The results for our Asset Management/Advisory segment also include the realized gain (loss) and unrealized appreciation (depreciation) on our investment in American Capital, LLC.

The following is a summary of our operating income by segment for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$228	$11	$239	$222	$27	$249
Fee and other income	3	21	24	4	73	77

Total operating income	$231	$32	$263	$226	$100	$326

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$479	$18	$497	$425	$29	$454
Fee and other income	7	51	58	6	116	122

Total operating income	$486	$69	$555	$431	$145	$576

Investing Segment

Operating income from our Investing segment consisted of the following for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income on debt securities	$176	$180	$370	$342
Dividend income on equity securities	50	40	103	79
Interest income on bank deposits	2	2	6	4

Interest and dividend income	228	222	479	425

Prepayment fees	1	2	3	3
Other fees	2	2	4	3

Fee and other income	3	4	7	6

Total operating income	$231	$226	$486	$431

Interest income on debt securities decreased by $4 million, or 2%, and increased by $28 million, or 8%, for the three and six months ended June 30, 2008, respectively, over the comparable periods in 2007 primarily due to a decline in the weighted average effective interest rate on our debt investments, partially offset by an increase in our debt investments. Dividend income on equity securities increased by $10 million, or 25%, and $24 million, or 30%, for the three and six months ended June 30, 2008, respectively, over the comparable periods in 2007 primarily due to an increase in our equity investments. The following table summarizes selected data for our debt and equity investments, at cost, for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Effective interest rate on debt investments, excluding interest rate swaps(1)	10.8%	11.6%	11.2%	11.6%
Effective interest rate on debt investments, including interest rate swaps(1)	10.2%	12.2%	10.7%	12.0%
Debt investments(1)	$6,517	$6,187	$6,585	$5,879
Senior loans as a % of debt investments as of period end	48.9%	51.9%	48.9%	51.9%
Average monthly one-month LIBOR	2.6%	5.3%	2.8%	5.3%
Non-accrual loans at face as of period end	$481	$232	$481	$232
Non-accrual loans at fair value as of period end	$116	$56	$116	$56
Effective yield on equity investments(1)(2)	5.1%	5.0%	5.1%	5.4%
Equity investments(1)(2)	$3,987	$3,140	$4,030	$2,935
Effective interest rate on debt and equity investments, excluding interest rate swaps(1)(2)	8.6%	9.4%	8.9%	9.6%
Effective interest rate on debt and equity investments, including interest rate swaps(1)(2)	8.2%	9.8%	8.6%	9.8%
Debt and equity investments(1)(2)	$10,504	$9,327	$10,615	$8,814

(1)	Monthly weighted average.
(2)	Excludes our equity investments in alternative asset fund management portfolio companies.

The monthly weighted average effective interest rate on debt investments, including CMBS but excluding interest rate swaps, decreased 80 basis points to 10.8% and 40 basis points to 11.2% for the three and six months ended June 30, 2008, respectively. This is primarily due to a decrease in LIBOR from the prior year resulting in lower interest income on our variable rate loans as well as an increase in non-accrual loans, partially offset by an increase in the interest spreads on new investments originated in the last twelve months. As of June 30, 2008 and 2007, 49% and 46%, respectively, of our debt investments were variable rate loans.

Including the impact of interest rate swaps, our monthly average effective interest rate on debt investments decreased 200 basis points to 10.2% and 130 basis points to 10.7% for the three and six months ended June 30, 2008, respectively. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our revolving debt funding facilities and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133. Under GAAP, we record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a net realized gain (loss) on investments on the interest settlement date. In the three months ended June 30, 2008 and 2007, the total interest benefit (cost) of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $(10) million and $8 million, respectively. In the six months ended June 30, 2008 and 2007, the total interest benefit (cost) of interest rate derivative agreements included in both net realized gain (loss) on investments and unrealized appreciation (depreciation) of investments was $(16) million and $11 million, respectively.

The monthly weighted average effective yield on equity investments increased 10 basis points to 5.1% and decreased 30 basis points to 5.1% for the three and six months ended June 30, 2008, respectively. The comparisons to the prior year are impacted by an increase in dividend income in 2008 from direct equity investments in our alternative asset funds and a decrease in dividend income in 2008 from the allowance of dividend receivables of previously recognized dividend income on preferred stock investments due to collectability concerns. We recorded dividend income on our equity investment in European Capital of $17 million and $34 million for the three and six months ended June 30, 2008, respectively, compared to $9 million and $24 million for the three and six months ended June 30, 2007, respectively. We also recorded dividend income of $2 million on our equity investment in AGNC for the three months ended June 30, 2008.

Asset Management/Advisory Segment

Operating income from our Asset Management/Advisory segment consisted of the following for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend income	$11	$27	$18	$29

Loan financing fees	3	21	11	27
Equity financing fees	—	20	4	29
Transaction structuring fees	—	17	3	21
Fund asset management fees and reimbursements	8	5	14	22
Portfolio company advisory and administrative fees	6	7	12	13
Other	4	3	7	4

Fee and other income	21	73	51	116

Total operating income	$32	$100	$69	$145

Dividend Income

Each quarter, American Capital, LLC declares a dividend from its undistributed cumulative net operating income to us. The net operating income of American Capital, LLC is comprised of the base management fees, profit sharing (called carried interest or incentive fee) and transaction fees it earns less the operating expenses it incurs for providing fund management services. For the three and six months ended June 30, 2008, American Capital, LLC declared a dividend of $11 million and $18 million, respectively.

Fee and Other Income

Loan financing fees for the three and six months ended June 30, 2008 decreased $18 million, or 86%, and decreased $16 million, or 59%, respectively, over the comparable periods in 2007. The decrease in loan financing fees for the three and six months ended June 30, 2008 was attributable to a decrease in loan originations of $1,855 million and $1,923 million, respectively, over the prior period. The loan financing fees were 0.6% and 0.9% of loan originations for the three months ended June 30, 2008 and 2007 and 1.0% and 0.9% for the six months ended June 30, 2008 and 2007, respectively. Loan fees received that are representative of additional yield are recorded as OID and accreted into interest income using the effective interest method and not included in fee income.

Equity financing fees for the three and six months ended June 30, 2008 decreased $20 million, or 100%, and decreased $25, million or 86%, respectively, over the comparable periods in 2007. Transaction structuring fees for the three and six months ended June 30, 2008 decreased $17 million, or 100%, and decreased $18 million, or 86%, respectively, over the comparable periods in 2007. Equity financing fees and transaction structuring fees were significantly lower in 2008 due primarily to reduced volume of American Capital sponsored buyouts.

Prior to the second quarter of 2007, ECFS was a consolidated operating subsidiary that earned alternative asset management fees and expense reimbursement revenues. The alternative asset management fees and expense reimbursements revenue earned by ECFS during the six months ended June 30, 2007 was $15 million. There were no alternative asset management fees and expense reimbursements revenue recorded by us related to ECFS during the six months ended June 30, 2008 as it was deconsolidated in the second quarter of 2007.

Operating Expenses

Operating expenses decreased $37 million, or 23%, and $33 million, or 11%, for the three and six months ended June 30, 2008, respectively, over the comparable periods in 2007. The comparisons of our operating expenses between the six months ended June 30, 2008 and 2007 are impacted by the deconsolidation of ECFS in the second quarter of 2007. Our operating leverage was 2.2% and 2.5% for the three months ended June 30, 2008 and 2007, and 1.4% and 2.0% for the six months ended June 30, 2008 and 2007, respectively. Operating leverage is our operating expenses plus those of ECFS post-deconsolidation, excluding stock-based compensation and interest expense, divided by our total assets under management at period end. Operating expenses consisted of the following for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest	$48	$73	$111	$135
Salaries, benefits and stock-based compensation	57	67	113	118
General and administrative	20	22	43	47

Total operating expenses	$125	$162	$267	$300

Interest Expense

Interest expense for the three and six months ended June 30, 2008 decreased $25 million, or 34%, and $24 million, or 18%, respectively, over the comparable periods in 2007. The decrease in interest expense for the three months ended June 30, 2008 was due to a decrease in the weighted average borrowings together with a decrease in weighted average interest rate due primarily to a decline in LIBOR. The decrease in interest expense for the six months ended June 30, 2008 was mainly due to a decrease in weighted average interest rate due primarily to a decline in LIBOR. Our weighted average borrowings were $4,333 million and $4,716 million for the three months ended June 30, 2008 and 2007, respectively. Our weighted average borrowings were $4,656 million and $4,611 million for the six months ended June 30, 2008 and 2007, respectively. The weighted average interest rate on all of our borrowings for the three months ended June 30, 2008 and 2007 was 4.4% and 6.1%, respectively. The weighted average interest rate on all of our borrowings for the six months ended June 30, 2008 and 2007 was 4.8% and 5.8%, respectively.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Salaries	$33	$50	$59	$76
Benefits	4	4	11	10
Stock-based compensation	20	13	43	32

Total salaries, benefits and stock-based compensation	$57	$67	$113	$118

Salaries, benefits and stock-based compensation decreased $10 million, or 15%, to $57 million and decreased $5 million, or 4%, to $113 million in the three and six months ended June 30, 2008, respectively, compared to the prior year periods primarily due to a decrease in incentive compensation from not meeting operating performance criteria and the deconsolidation of ECFS, partially offset by the increase in number of employees and annual salary increases. In response to the changing investment environment, in the second quarter of 2008 as part of a reorganization, we consolidated some of our offices and eliminated over 80 positions.

General and Administrative Expenses

General and administrative expenses decreased $2 million, or 9%, to $20 million, and decreased $4 million, or 9%, to $43 million, in the three and six months ended June 30, 2008, respectively, over the comparable periods in 2007. The decrease is primarily due to lower employee recruiting expense and the deconsolidation of ECFS.

Provision for Income Taxes

As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary taxable income and taxable long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. Accordingly, dividends declared by June 16, 2008, the extended due date of our return, and paid by September 30, 2008, will be comprised of a portion of our ordinary income and all of our long-term capital gain income from the tax year ended September 30, 2007. As of June 30, 2008, we had undistributed ordinary taxable income of $332 million and undistributed short-term and long-term capital gains of $100 million. These amounts are based on a calendar year and include the second quarter 2008 dividend paid on July 1, 2008. The spillover of taxable income based on our tax year end will likely exceed the spillover of our taxable income based on a calendar year due to timing of dividend payments.

We are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income, excluding net short-term capital gains, in any calendar year and 98% of our taxable capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar year ended December 31, 2007 and the one-year period ending October 31, 2007, we did not distribute at least 98% of our ordinary taxable income and capital gains and paid the 4% excise tax. For the calendar year ended December 31, 2008 and the one-year period ending October 31, 2008, we do not expect to distribute at least 98% of our ordinary taxable income and capital gains and therefore we expect to pay the 4% excise tax for those periods. For the three months ended June 30, 2008 and 2007, we accrued $1 million and $5 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the six months ended June 30, 2008 and 2007, we accrued $4 million and $6 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the three months ended June 30, 2008 and 2007, we accrued $3 million and $0 million, respectively, of excise tax attributable to undistributed capital gains, which is included in net realized gains on the accompanying consolidated statements of operations. For the six months ended June 30, 2008 and 2007, we accrued $4 million and $0 million, respectively, of excise tax attributable to undistributed capital gains, which is included in net realized gain on the accompanying consolidated statements of operations.

Our consolidated taxable operating subsidiary, ACFS, is subject to corporate level federal and state income tax. For the three and six months ended June 30, 2008, we recorded a tax benefit of $7 million and $8 million, respectively, compared to a tax provision of $11 million and $9 million for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2008, ACFS had an operating loss due to significantly reduced fee income primarily as a result of lower new investment originations in 2008.

Net Realized Gain (Loss) on Investments

Our net realized gain (loss) on investments for the three and six months ended June 30, 2008 and 2007 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
BPWest, Inc.	$69	$—	69	$—
PHC Acquisition, Inc.	16	—	16	—
Technical Concepts, LLC	11	—	11	—
Pasternack Enterprises, Inc.	—	—	33	—
Exstream Holdings, Inc.	—	—	18	—
EAG Acquisition, LLC	—	50	—	50
The Hygenic Corporation	—	22	—	22
Ranpak, Inc.	—	19	—	19
Other, net	6	17	6	34

Total gross realized portfolio gains	$102	$108	$153	$125

Safemark Acquisitions, Inc.	(12)	—	(12)	—
Danchem Technologies, Inc.	(11)	—	(11)	—
NPC Holdings, Inc.	(11)	—	(11)	—
nSpired Natural Foods, Inc.	—	—	(10)	—
Logex Corporation	—	(21)	—	(21)
Other, net	(5)	(10)	(18)	(17)

Total gross realized portfolio losses	$(39)	$(31)	$(62)	$(38)

Total net realized portfolio gains	$63	$77	$91	$87

Interest rate derivative periodic (payments) receipts, net	(11)	1	(9)	4
Interest rate derivative termination (payments) receipts, net	(1)	8	(2)	8
Foreign currency transactions	1	—	6	—
Taxes on net realized gains	(3)	—	(4)	—

Total net realized gains	$49	$86	$82	$99

A summary of each realized gain or loss of $15 million or more during the six months ended June 30, 2008 and 2007 is included below:

In the second quarter of 2008, we received full repayment of our remaining $9 million subordinated debt investment in BPWest, Inc. and sold all of our equity interests for $75 million in proceeds realizing a total gain of $69 million offset by a reversal of unrealized appreciation of $71 million. The gain that we recognized included escrowed proceeds that we expect to receive of $4 million.

In the second quarter of 2008, we received full repayment of our remaining $27 million subordinated debt investment in PHC Acquisition, Inc. and sold equity interests for $32 million in proceeds realizing a total gain of $16 million offset by a reversal of unrealized appreciation of $20 million. We retained a 5.8% common equity interest in the acquiring portfolio company Primrose Holding Corporation. The gain that we recognized included escrowed proceeds that we expect to receive of $4 million.

In the first quarter of 2008, we received full repayment of our remaining $29 million subordinated debt investment in Pasternack Enterprises, Inc. and sold all of our equity interests for $44 million in proceeds realizing a total gain of $33 million offset by a reversal of unrealized appreciation of $35 million. The gain that we recognized included escrowed proceeds that we expect to receive of $2 million.

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

In the second quarter of 2007, a then newly formed holding company, EAG Limited, closed on an initial public offering and began trading on the London Stock Exchange. As part of the offering, we sold all our shares in our portfolio company, EAG Acquisition, LLC, for proceeds of $55 million and received full repayment of our $104 million senior and subordinated debt investment. We realized a total gain of $50 million offset by a reversal of unrealized appreciation of $26 million.

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

We record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. Cash payments received or paid for the termination of an interest rate derivative agreement is recorded as a realized gain or loss upon termination. Since we generally pay a fixed rate and receive a floating rate based on LIBOR under our interest rate swap agreements. The increase in interest rate periodic payments for the three and six months ended June 30, 2008 is due to the decrease in LIBOR.

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation (depreciation) of investments is based on valuations approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross unrealized appreciation of private finance portfolio investments	$171	$156	$353	$319
Gross unrealized depreciation of private finance portfolio investments	(429)	(93)	(758)	(252)
Impact of adopting SFAS No. 157	(34)	—	(214)	—

Net unrealized (depreciation) appreciation of private finance portfolio investments	(292)	63	(619)	67
Net unrealized depreciation (appreciation) of managed funds(1)(2)	(6)	493	(129)	493
Net unrealized appreciation (depreciation) of American Capital, LLC(1)	(17)	(5)	(157)	(5)
Net unrealized appreciation (depreciation) of Structured Products	46	(23)	(315)	(18)
Reversal of prior period net unrealized appreciation upon realization	(67)	(21)	(113)	(23)

Net unrealized (depreciation) appreciation of portfolio company investments	(336)	507	(1,333)	514
Foreign currency translation	—	4	73	11
Derivative agreements	72	38	(1)	31

Net unrealized (depreciation) appreciation of investments	$(264)	$549	$(1,261)	$556

(1)	Excludes foreign currency translation.
(2)	Includes European Capital and AGNC for the period ended June 30, 2008 and European Capital only for the period ended June 30, 2007.

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

During the second quarter of 2008, we recorded $292 million of net unrealized depreciation on our private finance portfolio investments, including $34 million of net unrealized depreciation as a result of the change in our accounting methodologies from the adoption of SFAS No. 157. The remaining $258 million of net unrealized depreciation in our private finance portfolio was driven primarily by declines in trading multiples of comparable public companies and cash flows of certain portfolio companies.

As discussed in Notes 3 and 5 to our interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, we adopted SFAS No. 157 on January 1, 2008. As a result of the adoption of SFAS No. 157, we were required to modify our valuation methodologies for certain of our private finance investments. The effect on our year to date 2008 earnings from the adoption of SFAS No. 157 was $214 million of unrealized depreciation as follows:

•

Market Yield Analysis—prior to the adoption of SFAS No. 157, we generally determined the fair value of our private finance investments by using the Enterprise Value Waterfall valuation methodology. This valuation approach results in the determination of a fair value of our investments based on a change of control in an M&A transaction or a recapitalization of the enterprise based on the value of the enterprise. However, upon the adoption of SFAS No. 157, for investments in debt and redeemable preferred equity securities of portfolio companies for which we do not have the ability to initiate a sale of the portfolio company as of the measurement date and for which there is no active market, we are required under SFAS No. 157 to use a hypothetical secondary market as our principal market. We determine the fair value based on the assumptions that hypothetical market participants would use to value the security in a current hypothetical sale using the Market Yield valuation methodology. During the three and six months ended June 30, 2008, we recorded $34 million and $167 million, respectively, of net unrealized depreciation as a result of using a Market Yield valuation methodology to determine the fair value of these investments instead of the Enterprise Value Waterfall valuation methodology. We intend to hold these private finance investments until settlement or maturity which would generally be on a change of control event such as a sale or recapitalization of the company. In general, we would not exit these investments in a secondary market where the sale proceeds would be based on a market yield. Accordingly, we do not expect to realize this $167 million of cumulative net unrealized depreciation if we hold the investments to settlement or maturity, and there are no significant unanticipated impairments.

•

Transaction Costs—SFAS No. 157 defines fair value in terms of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”) and excludes transaction costs. Prior to the adoption of SFAS No. 157, our valuation policy for investments recently originated or acquired was to generally consider our entry price (which is the initial cost of the investment including transaction costs) in determining fair value. During the six months ended June 30, 2008, we recorded $47 million of net unrealized depreciation related to recently originated equity investments in our private finance portfolio as a result of using the exit price instead of the entry price in determining their fair values and thereby excluding initial transaction costs in our determination of fair value.

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital formed in the second quarter of 2007, is a holding company of wholly-owned third-party fund managers. During the three and six months ended June 30, 2008, we recognized $17 million and $157 million, respectively, of unrealized depreciation on our investment in American Capital, LLC, which was primarily driven by a decrease in the trading multiple of comparable asset management companies and a decline in its projected management fees due to a decline in the growth rate of assets under management. The decline in projected assets under management of American Capital, LLC was due in part to additional unrealized depreciation as a result of changes to accounting valuation policies upon the adoption of SFAS No. 157 by the third party alternative asset funds managed by American Capital, LLC.

Managed Funds

Included in our investments in managed funds is our 68% controlling majority-owned interest in European Capital, a company publicly traded on the London Stock Exchange under the ticker symbol “ECAS”. As outlined in our accounting policy and in accordance with the 1940 Act for determining fair value, for securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon transfer of control. As of June 30, 2008 and December 31, 2007, European Capital’s net asset value per share was €7.87 and €9.67 per share, respectively, and its closing market quote was €6.19 and €6.98 per share, respectively. As of June 30, 2008 and December 31, 2007, the fair value of our controlling majority-owned equity interest in European Capital was determined to be €7.09 and €7.88 per share, respectively, which was based on the closing market quote plus a control premium of 15% and 13%, respectively. The $103 million of unrealized depreciation in our investment in European Capital during the six months ended June 30, 2008 was driven primarily by a decrease in the closing market quote from December 31, 2007 to June 30, 2008. Including the impact of foreign currency translation, our equity investment in European Capital was valued at $810 million and $839 million as of June 30, 2008 and December 31, 2007, respectively. A control premium was applied to the closing market quote as it was determined in good faith by our Board of Directors that additional value above the closing market quote would be obtainable upon the sale of our controlling interest in European Capital. The purchaser of the majority-owned controlling interest in European Capital would have the ability to realize the net asset value and take advantage of synergies and other benefits that would result from control over European Capital.

Also included in managed funds is our $100 million equity interest in AGNC

Structured Products

American Capital also has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities. During the three and six months ended June 30, 2008, we recorded $46 million of net unrealized appreciation and $315 million of net unrealized depreciation, respectively, on our Structured Product investments. Our CMBS portfolio, which includes a commercial real estate CDO, experienced $52 million of net unrealized appreciation and $214 million of net unrealized depreciation and our commercial CLO and CDO portfolios experienced $6 million of net unrealized appreciation and $101 million of net unrealized depreciation during the three and six months ended June 30, 2008, respectively. We value our Structured Product investments using the Market Yield valuation methodology. We estimate fair value based on third party broker quotes and cash flow forecasts subject to market participant assumptions regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, third party broker quotes, recent investments and securities with similar structure and risk characteristics. The $46 million of net unrealized appreciation and $315 million of net unrealized depreciation during the three and six months ended June 30, 2008, respectively and the accumulated net unrealized depreciation as of June 30, 2008 of $499 million is driven primarily by dramatic widening of the investments spreads caused by the liquidity crisis in the market. The liquidity crisis has driven investors’ expected returns on Structured Products. In general, there is not a liquid market for our non-investment grade Structured Product investments. However, there have been a few trades of securities of similar Structured Products in what is considered to be an illiquid distressed market during 2008, which has had the effect of decreasing the values of the overall Structured Products market. Our unrealized depreciation has generally not been driven by actual credit quality of the underlying loan pools as the investments have generally performed as underwritten.

We expect that we will hold these Structured Product investments until settlement or maturity. Based on our current assumptions of future default and recovery rates, reinvestment spreads and prepayment rates, we anticipate that we will realize upon the settlement or maturity approximately $476 million more in proceeds than the fair value as of June 30, 2008. The primary difference between the fair value as of June 30, 2008 and the anticipated proceeds at maturity is that the current market yields used to value these securities do not have an impact on our anticipated proceeds at settlement or maturity if our current assumptions of the future credit quality and cash flows prove accurate.

Our CMBS bonds are secured by diverse pools of high quality commercial mortgage loans. We also have an investment in ACAS CRE CDO, which is a commercial real estate CDO secured by CMBS bonds. As of June 30, 2008, our total investment in CMBS bonds and ACAS CRE CDO at fair value was $318 million, or 3% of our total investments. Our direct CMBS bonds and the CMBS bonds held by ACAS CRE CDO are secured by approximately $118 billion of commercial mortgage loans, although senior creditors typically have claims against those loans that are superior to our interests. Our investments in these securities have generally performed in accordance with our original underwriting assumptions and through June 30, 2008, we have experienced minimal losses of underlying commercial mortgage loan collateral of the CMBS bonds.

Our commercial CLO securities are generally secured by diverse pools of high quality commercial loans and have minimal exposure to residential mortgage loans. Certain of our commercial CLO investments are in a joint venture portfolio company. As of June 30, 2008, our investment in commercial CLO securities at fair value was $142 million, or only 1% of our total investments. Our commercial CLO securities are secured by approximately $11 billion of primarily commercial loans, although senior creditors typically have claims against those loans that are superior to our interests. Our investments in these securities have generally performed in accordance with our original underwriting assumptions.

Our CDO securities are generally secured by diverse pools of bonds of other securitizations including commercial loans, CMBS and residential mortgage backed securities. Our investments are in four CDO funds managed by four separate portfolio managers. Certain of our CDO investments are in a joint venture portfolio company. As of June 30, 2008, our total investment in CDO securities at fair value was only $3 million, or less than 1% of our total investments. Our CDO securities are secured by approximately $2 billion of collateral, although senior creditors typically have claims against those loans that are superior to our interests.

Foreign Currency Translation

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the six months ended June 30, 2008, the foreign currency translation adjustment recorded in our interim consolidated statements of operations as unrealized appreciation was $73 million primarily as a result of the Euro appreciating against the U.S. dollar.

Interest Rate Derivative Agreements

For interest rate derivative agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for nonperformance risk, if any, including an evaluation of our credit risk and our counterparty’s credit risk. A negative fair value would represent an amount we would have to pay a third party and a positive fair value would represent an amount we would receive from a third party to assume our obligation under an interest rate derivative agreement. They generally appreciate or depreciate primarily based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of derivative agreements. The increase in the fair value of our derivative agreements in the three month period ended June 30, 2008 is primarily due to an increase in the forward interest rate yield curve during the quarter.

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

For example, at the end of the second quarter of 2008, we held an investment in a commercial real estate collateralized debt obligation (ACAS CRE CDO) that has been depreciated $177 million inception to date, including $128 million in the six months ended June 30, 2008. This investment is currently producing approximately $7 million per quarter of cash flow, but its current fair value determined in accordance with GAAP is $45 million; however, we anticipate realizing our $222 million investment on settlement or maturity based on our assumptions of future credit losses, which includes a recession over the life of the investment. We believe the valuations of investments such as these are significantly impacted by both the lack of demand for such products and the lack of liquidity in the current market to finance the acquisition of these investments, thereby decreasing leveraged returns and prices that market participants are willing to pay for these securities. As such, there are material differences between the current GAAP fair value of several classes of our Level 3 assets compared to the value we anticipate we will realize on settlement or maturity.

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

We currently expect that our Realizable Value will exceed our fair value determined in accordance with GAAP as of June 30, 2008 by approximately $639 million.

With the exception of one portfolio investment that can be valued using quoted prices in active markets, the rest of our portfolio company investments are valued using Level 3 inputs. The following table summarizes the current GAAP cost basis and fair value of our investments as of June 30, 2008 compared to the Realizable Value (in millions):

Asset Class	GAAP Cost Basis	GAAP Fair Value	Realizable Value(1)	Difference Between Realizable Value and GAAP Fair Value
Private Finance	$8,195	$7,588	$7,755	$167
Managed Funds	1,454	1,312	1,312	—
Structured Products	962	463	939	476
American Capital, LLC	69	323	323	—
Derivatives, net	1	(75)	(79)	(4)

Total	$10,681	$9,611	$10,250	$639

(1)	Use of Non-GAAP Information—Realizable Value is a non-GAAP financial measure which management uses in its internal analysis of results, and believes may be informative to investors gauging the quality of the Company’s assets and financial performance from a long-term perspective, identifying trends in its results and providing meaningful period-to-period comparisons. Realizable Value is defined as the future value that American Capital currently anticipates realizing on the settlement or maturity of its investments. It does not represent current GAAP fair value or net present value. American Capital believes that this non-GAAP financial measure provides information useful to investors because American Capital generally intends to hold its assets to settlement or maturity, and there may be material differences between the GAAP fair values of its investments and the amounts American Capital expects to realize on settlement or maturity. This is primarily because the current lack of liquidity in the financial markets has caused investment spreads between the cost of funds and investment income to widen significantly on investments, resulting in current fair values under SFAS No. 157 that are materially lower than what American Capital currently anticipates realizing on settlement or maturity. American Capital believes that providing investors with Realizable Value in addition to the related GAAP fair value gives investors greater transparency to the information used by management in its financial operational decision-making. Although American Capital believes that this non-GAAP financial measure enhances investors’ understanding of its business and performance, Realizable Value should not be considered as an alternative to GAAP basis financial measures. A reconciliation of non-GAAP Realizable Value to GAAP fair value is set forth above.

Third Party Valuation of Portfolio Investments

Our Board of Directors is ultimately responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith. In that regard, the Board of Directors retains independent third party valuation firms to assist it by having the third party valuation firms regularly perform certain procedures that the Board identifies and requests the respective third party firms to perform on a predetermined selection of the Board’s fair value determinations (“Procedures”). The Board of Directors may also obtain valuation assistance from such firms on other portfolio investments. Representatives from the valuation firms also attend our quarterly valuation meetings and provide their respective quarterly reports to the Audit and Compliance Committee of the Board of Directors. Each quarter, the third party valuation firms will perform Procedures on our determination of the aggregate fair value of approximately one fourth of our investments in companies that have both been portfolio companies for at least one year and that have a fair value in excess of $25 million, in accordance with our valuation procedures.

Our Board of Directors engaged two valuation firms, Houlihan Lokey Howard & Zukin Financial Advisors Inc. (“Houlihan Lokey”) and Duff & Phelps, LLC (“Duff & Phelps”) to perform Procedures on our fair value determinations for the second quarter of 2008. Houlihan Lokey and Duff & Phelps are both leading international valuation firms. For the quarter ended June 30, 2008, Houlihan Lokey performed its Procedures on valuations of a total of 13 portfolio investments, with a value of $1.0 billion. This value is approximately 10% of the fair value of American Capital’s total investments as of June 30, 2008. Duff & Phelps also performed its Procedures on valuations of an additional ten portfolio investments, with a fair value of $0.3 billion as of the period end. This value is approximately 3% of the fair value of our total investments as of June 30, 2008. For the last four quarters, third party valuation firms performed Procedures on an aggregate of 85 portfolio companies totaling $6.9 billion in fair value as of their respective valuation dates, in accordance with our valuation procedures. For those portfolio investments on which each valuation firm has performed Procedures during each applicable period, using the scope of review set forth by our Board of Directors and in accordance with our valuation procedures, the Board of Directors has made a fair value determination for such investments that is within each valuation firm’s aggregate range of fair value for the investments. Additionally, in connection with its review, Duff & Phelps also concluded that the aggregate range of fair value determined by the Board of Directors for the investments that it performed Procedures, was not unreasonable.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the latest twelve months (“LTM”) ended June 30, 2008 and 2007 and for the three months ended June 30, 2008 and 2007 annualized:

	Period Ended June 30,
	2008	2007
LTM net operating income return on average equity at cost	10.0%	11.3%
LTM realized earnings return on average equity at cost	13.2%	16.0%
LTM earnings return on average equity	(17.9)%	29.1%
Current quarter net operating income return on average equity at cost annualized	8.8%	12.1%
Current quarter realized earnings return on average equity at cost annualized	11.8%	18.8%
Current quarter earnings return on average equity annualized	(4.9)%	56.0%

Realized Earnings

As unrealized net (depreciation) appreciation does not impact our ability to pay a dividend on our common stock, we believe that realized earnings per common share, rather than net (loss) earnings per common share, is a more relevant financial measure. We calculate realized earnings as our net (loss) earnings less net unrealized (depreciation) appreciation. The following table summarizes our realized earnings for the three and six months ended June 30, 2008 and 2007 (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Realized earnings	$194		$239		$378		$366
Realized earnings per basic common share	$0.95		$1.45		$1.89		$2.30
Realized earnings per diluted common share	$0.95		$1.42		$1.89		$2.25
Weighted average shares of common stock outstanding—basic	204.4		165.1		199.8		158.9
Weighted average shares of common stock outstanding—diluted	204.4		168.5		199.8		162.4
Dividends declared per common share	$1.03		$0.91		$2.04		$1.80
Dividend coverage(1)	0.92	x	1.59	x	0.93	x	1.28	x
Dividend payout ratio(2)	1.08	x	0.63	x	1.08	x	0.78	x

(1)	Realized earnings per basic common share/Dividend declared per common share.
(2)	Dividend declared per common share/Realized earnings per basic common share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $262 million in cash and cash equivalents and $229 million of restricted cash. On July 1, 2008, we paid $209 million in a cash dividend for our dividend declared in the second quarter of 2008. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt and are not available for our general operations. As of June 30, 2008, we had $1,574 million of availability under our revolving credit facilities (excluding standby letters of credit of $16 million). As discussed below, our ability to draw on these facilities though is limited due to the restrictions on leverage for BDCs under the 1940 Act and/or the expiration of one of the facilities in October 2008. During the first and second quarters of 2008, we principally funded our investments as follows:

•	Draws on revolving credit facilities;

•	Proceeds from the issuance of common stock from an equity offering and under a forward sale agreement; and

•	Syndications of senior loans, repayments of loans and sales of equity investments.

The crisis in the global credit markets during the past year has adversely affected a wide range of industry sectors including, but not limited to, asset management (including private equity, mutual funds and hedge funds), banking and capital markets, insurance and real estate companies. We believe that the market disruption may continue to adversely affect such companies with respect to the valuation of their investment portfolios, tighter lending standards, and reduced access to capital. We also believe that the economy has entered into a recession. A recession may lead to a further decline in earnings and/or decline in valuation multiples for our portfolio companies. Also, the liquidity crisis could further widen the investment spreads on structured products causing a decrease in the fair value of our Structured Product investments. Although we cannot predict future market conditions, we believe that the financing resources currently available to us as well as our continuing ability to generate operating cash flows and sell existing portfolio investments will provide us with adequate liquidity to execute our current business strategy. Additionally, our remaining 2008 business plan has been developed with certain assumptions, such as no new capital raises and the reinvestment of capital only as we experience liquidity through realizations from exits and repayments.

Our ability to draw on our revolving credit facilities can be reduced under certain circumstances, including a reduction in our net worth below specified minimum thresholds, a decrease in our corporate unsecured debt rating below a specified level and a decrease in our asset coverage ratios below a specified threshold. In addition, our ability to draw under our $1.3 billion secured revolving credit facility expires in October 2008. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period. We will look to extend or replace our secured revolving credit facility on favorable terms prior to its termination date in October 2008, but that cannot be assured. We also intend to seek to amend covenants in our other debt facilities to improve or maintain availability. If we are unable to do so, our current access to liquidity could be reduced. For instance, if we experience future net decreases in shareholders’ equity from operations, our net worth could decrease below the minimum thresholds required in our revolving credit facilities or our ability to borrow may be limited due to the restrictions on leverage for BDCs under the 1940 Act. A breach of these covenants could have material adverse consequences, such as a rating agency downgrade and/or acceleration of the debt outstanding under our revolving and unsecured term debt facilities. Also, certain of our borrowing facilities include a cross-default provision under which a payment or covenant default in another facility could cause a default in that facility. It is likely that we would not have the liquidity to repay accelerated debt in the above circumstances.

As a BDC, our asset coverage, as defined in the 1940 Act, must be at least 200% after each issuance of senior securities. We are also required to distribute annually 90% or more of our ordinary taxable income to qualify as a RIC under Subchapter M of the Code. As of June 30, 2008 and December 31, 2007, our asset coverage was 225% and 234%, respectively. In addition, we were in compliance with the requirements for a RIC under Subchapter M of the Code for such periods.

We are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount without shareholder approval. As of June 30, 2008, our net asset value per share was $27.01 per share and our closing market price was $23.77 per share. We do not have shareholder approval to sell shares below our net asset value per share. To the extent that our common stock continues to trade at a market price below our net asset value per share during 2008, we will be precluded from raising equity capital through public offerings of our common stock. The asset coverage requirement of a BDC under the 1940 Act also effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity in 2008, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

Equity Capital Raising Activities

For the six months ended June 30, 2008 and 2007, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements (“FSA”). As of June 30, 2008, all of the FSA have been fully settled. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through FSA, and the proceeds we received, excluding underwriting fees and issuance costs, for the public offerings of our common stock for the six months ended June 30, 2008 and 2007 (in millions):

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
Issuances under November 2007 FSA	4.0	$142	$35.61
March 2008 public offering	8.7	302	34.77

Total for the six months ended June 30, 2008	12.7	$444	$34.96

June 2007 public offering(1)	15.0	$645	$43.02
June 2007 direct offering	0.2	11	46.47
Issuances under March 2007 FSA	6.0	259	43.17
Issuances under January 2007 FSA	2.0	88	43.84
March 2007 public offering	4.4	187	43.03
January 2007 public offering	5.2	231	44.11

Total for the six months ended June 30, 2007	32.8	$1,421	$43.32

(1)	Excludes 3.0 million shares of underwriters over-allotment of which 2.4 million shares was exercised in July 2007.

In March 2008, we completed a public offering in which 8.7 million shares of our common stock were sold at a public offering price of $36.41 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount, of $302 million in exchange for the 8.7 million common shares. In addition, we granted the underwriters an over-allotment option to purchase up to an additional 1.3 million common shares. The over-allotment option expired without being exercised by the underwriters.

Stock Buy-Back Plan

In January 2008, we announced that our Board of Directors authorized a stock buy-back program, which allows for the repurchase of up to a maximum of $500 million of our common stock at prices below our net asset value per share as reported in our then most recently published financial statements. The stock repurchase plan is subject to prevailing market conditions and other considerations including restrictions under certain of our borrowings. We anticipate that share repurchases will be made from time to time, depending upon market conditions. Shares may be repurchased in the open market, including through block repurchases, or through privately negotiated transactions. We do not intend to repurchase any shares from our directors, officers or other affiliates. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund the repurchases with available cash. The repurchase program is expected to be in effect through December 31, 2008, or until the approved dollar amount has been used to repurchase shares. During the three months ended March 31, 2008, we purchased a total 0.2 million shares of our common stock in the open market for $6 million at an average price of $31.20 per share under this program. We did not make any purchases under this program during the second quarter of 2008.

Debt Capital Raising Activities

Our debt obligations consisted of the following (in millions):

	June 30, 2008	December 31, 2007
Secured revolving credit facility, $1,300 million commitment	$186	$116
Unsecured revolving credit facility, $1,565 million commitment	1,090	1,350
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	28	27
Unsecured debt due August 2012	548	547
Unsecured debt due October 2020	75	75
TRS Facility	39	—
ACAS Business Loan Trust 2004-1 asset securitization	230	320
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	396	492
ACAS Business Loan Trust 2007-2 asset securitization	324	338

Total	$4,475	$4,824

The daily weighted average debt balance for the three months ended June 30, 2008 and 2007 was $4,333 million and $4,716 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2008 and 2007 was $4,656 million and $4,611 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended June 30, 2008 and 2007 was 4.4% and 6.1%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2008 and 2007 was 4.8% and 5.8%, respectively.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of June 30, 2008, loans on non-accrual status for 23 portfolio companies were $481 million, calculated as the cost plus unamortized OID, and had a fair value of $116 million.

As of June 30, 2008 and December 31, 2007, loans on accrual status, past due loans and loans on non-accrual status were as follows (dollars in millions):

	Number of Portfolio Companies	June 30, 2008	Number of Portfolio Companies	December 31, 2007
Current	120	$5,523	131	$5,708

One Month Past Due		—		150
Two Months Past Due		—		—
Three Months Past Due		—		—
Greater than Three Months Past Due		42		—
Loans on Non-accrual Status		481		338

Subtotal	24	523	22	488

Total Loans at Face	144	$6,046	153	$6,196

Total Loans at Fair Value	144	$5,433	153	$5,889

Past Due and Non-accural Loans as a Percent of Total Loans		8.6%		7.9%
Non-accrual Loans as a Percent of Total Loans at Fair Value		2.1%		2.1%

The loan balances at face above reflect our cost of the debt, excluding Structured Products, plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

During the second quarter of 2008, we recapitalized three portfolio companies by exchanging our debt security for a preferred equity security that had a cost basis of $30 million and a fair value of $2 million.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the periods ended June 30, 2008:

Portfolio Statistics(1) ($ in millions, unaudited)	Static Pool											Pre- 1999 - 2008 Aggregate	2003 - 2008 Aggregate
	Pre-1999	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Internal Rate of Return-All Investments(2)	7.2%	9.2%	8.0%	18.7%	8.9%	21.9%	16.1%	16.8%	15.4%	5.5%	-21.7%	13.4%	15.1%
Internal Rate of Return-All Investments(3)	7.2%	9.2%	8.0%	18.7%	8.9%	21.8%	15.6%	16.8%	13.8%	-7.4%	-28.2%	11.6%	12.4%
Internal Rate of Return-Equity Investments Only3)(4)(5)	21.3%	-18.1%	12.1%	46.8%	15.3%	31.1%	28.5%	20.5%	21.7%	4.5%	-67.5%	18.9%	20.1%
Original Investments and Commitments	$400	$380	$285	$375	$958	$1,432	$2,265	$4,272	$5,084	$7,189	$653	$23,293	$20,895
Total Exits and Prepayments of Original Investments	$330	$297	$285	$286	$701	$1,083	$1,593	$1,911	$2,436	$1,810	$—	$10,732	$8,833
Total Interest, Dividends and Fees Collected	$155	$145	$105	$147	$299	$357	$512	$765	$651	$446	$27	$3,609	$2,758
Total Net Realized (Loss) Gain on Investments	$(67)	$(48)	$(39)	$25	$(68)	$141	$158	$315	$87	$—	$—	$504	$701
Current Cost of Investments	$69	$29	$—	$58	$237	$306	$661	$2,298	$2,313	$4,131	$578	$10,680	$10,287
Current Fair Value of Investments	$55	$18	$—	$17	$188	$371	$534	$2,435	$2,241	$3,325	$502	$9,686	$9,408
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.6%	0.2%	0%	0.2%	1.9%	3.8%	5.5%	25.2%	23.1%	34.3%	5.2%	100.0%	97.1%
Net Unrealized Appreciation/(Depreciation)	$(14)	$(11)	$—	$(41)	$(49)	$65	$(127)	$137	$(72)	$(806)	$(76)	$(994)	$(879)
Non-Accruing Loans at Face	$14	$6	$—	$25	$51	$14	$63	$72	$54	$182	$—	$481	$385
Non-Accruing Loans at Fair Value	$5	$2	$—	$7	$10	$—	$17	$15	$35	$25	$—	$116	$92
Equity Interest at Fair Value(4)	$36	$10	$—	$3	$41	$154	$102	$1,429	$741	$1,084	$190	$3,790	$3,700
Debt to EBITDA(6)(7)(8)	NM	2.2	—	10.0	5.8	4.9	6.1	4.6	5.6	6.9	5.7	6.0	6.0
Interest Coverage(6)(8)	NM	4.4	—	1.6	1.4	1.6	1.6	2.2	1.9	1.7	1.7	1.8	1.8
Debt Service Coverage(6)(8)	NM	3.7	—	1.6	1.1	1.5	1.2	1.6	1.6	1.7	1.6	1.6	1.6
Average Age of Companies(8)	67 yrs	59 yrs	—	20 yrs	43 yrs	39 yrs	38 yrs	29 yrs	28 yrs	27 yrs	19 yrs	29 yrs	29 yrs
Diluted Ownership Percentage(4)	54%	54%	0%	50%	36%	52%	31%	56%	33%	47%	59%	46%	46%
Average Sales(8)(9)	$199	$25	$—	$91	$67	$179	$109	$111	$138	$202	$97	$155	$157
Average EBITDA(8)(10)	$12	$4	$—	$1	$13	$33	$22	$24	$31	$37	$25	$31	$32
Average EBITDA Margin	6%	16%	0%	1%	19%	18%	20%	22%	22%	18%	26%	20%	20%
Total Sales(8)(9)	$318	$33	$—	$330	$359	$1,350	$1,768	$2,859	$4,872	$9,257	$726	$21,872	$20,832
Total EBITDA(8)(10)	$15	$5	$—	$8	$47	$189	$287	$420	$911	$1,626	$176	$3,684	$3,609
% of Senior Loans(8)(11)	96%	0%	0%	32%	66%	61%	59%	64%	39%	66%	39%	56%	56%
% of Loans with Lien(8)(11)	100%	100%	0%	100%	100%	100%	92%	91%	82%	95%	76%	90%	90%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at Realizable Value based on anticipated proceeds to be received upon settlement or maturity.
(3)	Assumes investments are exited at current GAAP fair value.
(4)	Excludes investments in commercial mortgage backed securities and collateralized debt obligations.
(5)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(6)	These amounts do not include investments in which the Company owns only equity.
(7)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(8)	Excludes investments in commercial mortgage backed securities, collateralized debt obligations, ACAS CRE CDO 2007-1, Ltd., European Capital Limited and American Capital Agency Corp.
(9)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(10)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(11)	As a percentage of our total debt investments.
(12)	Excludes investments in American Capital, LLC and our managed funds.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the second quarter of 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information for the three months ended June 30, 2008, regarding shares of our common stock that were purchased under a non-qualified deferred compensation plan, which is administered by a third party trustee. The Compensation and Corporate Governance Committee of our Board of Directors is the administrator of the plan. The purpose of this plan is to grant bonus awards to our employees. The Compensation and Corporate Governance Committee determines cash bonus awards, including vesting schedules. The cash bonus awards are invested by the trust in shares of our common stock that are purchased in the open market.

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share
	(in millions, except per share amounts)
April 2008	—	$—
May 2008	0.1	33.04
June 2008	—	—

Total for the three months ended June 30, 2008	0.1	$33.04

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2008, we held our annual meeting of stockholders. Seven matters were submitted to the stockholders for consideration:

1. To elect eight directors of American Capital, each to serve a one-year term and until their successors are elected and qualified;

2. To approve an amendment to our Bylaws to require majority vote to elect directors in uncontested elections;

3. To approve the 2008 Employee Stock Option Plan;

4. To approve the amendment to the Incentive Bonus Plan;

5. To approve the ability to issue preferred stock or debt securities convertible into shares of our common stock (“Convertible Securities”);

6. To approve the amendment and restatement of the Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to change our corporate name to “American Capital, Ltd.”; and

7. To ratify the selection of Ernst & Young LLP to serve as our independent public accountants for the year ending December 31, 2008.

The results of the shares voted with regard to each of these matters are as follows:

1. Election of Directors

Director	For	Withheld
Mary C Baskin	181,160,551	4,377,920
Neil M. Hahl	181,207,993	4,330,478
Philip R. Harper	174,227,231	11,311,240
John A Koskinen	181,055,347	4,483,124
Stan Lundine	174,193,780	11,344,691
Kenneth D. Peterson, Jr.	181,265,005	4,273,467
Alvin N Puryear	174,301,612	11,236,859
Malon Wilkus	181,836,198	3,702,273

2. Approval of amendment to Bylaws to require majority vote to elect directors in uncontested elections

For	Against	Abstain
179,061,603	4,000,707	2,476,160

3. Approval of 2008 Employee Stock Option Plan

For	Against	Abstain	Broker Non-Votes
71,371,409	26,990,116	3,352,300	83,824,647

4. Approval of the amendment to the Incentive Bonus Plan

For	Against	Abstain
141,365,069	39,677,072	4,496,330

5. Approval of the ability to issue Convertible Securities

For	Against	Abstain	Broker Non-Votes
82,350,008	16,365,055	2,998,761	83,824,647

6. Approval of the amendment and restatement of the Certificate of Incorporation to change our corporate name to “American Capital, Ltd.”

For	Against	Abstain
179,057,523	3,183,759	3,297,189

7. Ratification of appointment of Ernst & Young LLP as auditors

For	Against	Abstain
182,033,729	1,419,942	2,084,800

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

*3.1.	American Capital Strategies, Ltd. Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, as amended.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, as amended.

*10.1.	Form of American Capital Strategies, Ltd. 2008 Stock Option Plan incorporated by reference to Exhibit I to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149) filed on April 4, 2008.

10.2.	Amendment No. 2 to American Capital Strategies, Ltd.’s Amended and Restated Incentive Bonus Plan.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Senior Vice President, Accounting and Reporting

Date: August 11, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
3.2.	Bylaws of American Capital Strategies, Ltd., as amended.

4.2	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, as amended.

10.2	Amendment No. 2 to American Capital Strategies, Ltd.’s Amended and Restated Incentive Bonus Plan.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.