Form 10-Q
period 2008-09-30
AMERICAN CAPITAL, LTD
filed 2008-11-10
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 31, 2008, was 206,753,532.

AMERICAN CAPITAL, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments at fair value (cost of $10,794 and $10,667, respectively)
Non-Control/Non-Affiliate investments (cost of $5,989 and $6,467, respectively)	$5,089	$6,351
Affiliate investments (cost of $440 and $394, respectively)	395	396
Control investments (cost of $4,365 and $3,806, respectively)	3,611	4,177
Derivative agreements (cost of $0 and $0, respectively)	2	4

Total investments at fair value	9,097	10,928
Cash and cash equivalents	320	143
Restricted cash and cash equivalents	109	401
Interest receivable	49	56
Other	271	204

Total assets	$9,846	$11,732

Liabilities and Shareholders’ Equity
Debt ($160 and $267 maturing within one year, respectively)	$4,542	$4,824
Derivative agreements	86	77
Accrued dividends payable	—	195
Other	157	195

Total liabilities	4,785	5,291

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 214.1 and 201.4 issued and 207.2 and 195.9 outstanding, respectively	2	2
Capital in excess of par value	6,571	6,013
Undistributed net realized earnings	275	254
Net unrealized (depreciation) appreciation of investments	(1,787)	172

Total shareholders’ equity	5,061	6,441

Total liabilities and shareholders’ equity	$9,846	$11,732

Net asset value per common share	$24.43	$32.88

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$144	$165	$461	$383
Affiliate investments	9	17	31	51
Control investments	98	86	256	288

Total interest and dividend income	251	268	748	722

Asset management and other fee income
Non-Control/Non-Affiliate investments	12	27	30	72
Affiliate investments	—	1	1	3
Control investments	15	14	54	89

Total asset management and other fee income	27	42	85	164

Total operating income	278	310	833	886

OPERATING EXPENSES:
Interest	50	79	161	214
Salaries, benefits and stock-based compensation	52	59	165	177
General and administrative	21	25	64	72

Total operating expenses	123	163	390	463

NET OPERATING INCOME BEFORE INCOME TAXES	155	147	443	423
(Provision) benefit for income taxes	(2)	6	6	(3)

NET OPERATING INCOME	153	153	449	420

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	51	(18)	46	42
Affiliate investments	5	1	7	26
Control investments	17	87	111	89
Taxes on net realized gain	(49)	(4)	(53)	(4)
Foreign currency transactions	(13)	—	(7)	—
Derivative agreements	(14)	5	(25)	17

Total net realized (loss) gain on investments	(3)	71	79	170

Net unrealized (depreciation) appreciation of investments
Portfolio company investments	(599)	(197)	(1,932)	317
Foreign currency translation	(90)	49	(17)	61
Derivative agreements	(9)	(55)	(10)	(25)

Total net unrealized (depreciation) appreciation of investments	(698)	(203)	(1,959)	353

Total net (loss) gain on investments	(701)	(132)	(1,880)	523

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (NET (LOSS) EARNINGS)	$(548)	$21	$(1,431)	$943

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.74	$0.82	$2.22	$2.50
Diluted	$0.74	$0.81	$2.22	$2.45
NET (LOSS) EARNINGS PER COMMON SHARE:
Basic	$(2.63)	$0.11	$(7.06)	$5.60
Diluted	$(2.63)	$0.11	$(7.06)	$5.50
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	208.1	186.8	202.6	168.3
Diluted	208.1	189.3	202.6	171.4
DIVIDENDS DECLARED PER COMMON SHARE	$1.05	$0.92	$3.09	$2.72

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Nine Months Ended September 30,
	2008	2007
Operations:
Net operating income	$449	$420
Net realized gain on investments	79	170
Net unrealized (depreciation) appreciation of investments	(1,959)	353

Net (decrease) increase in net assets resulting from operations	(1,431)	943

Shareholder distributions:
Common stock dividends from net operating income	(406)	(420)
Common stock dividends from net realized gain on investments	—	(40)

Net decrease in net assets resulting from shareholder distributions	(406)	(460)

Capital share transactions:
Issuance of common stock	444	1,683
Issuance of common stock under stock option plans	5	23
Issuance of common stock under dividend reinvestment plan	—	36
Purchase of common stock held in deferred compensation trusts	(50)	(77)
Purchase of treasury stock	(6)	—
Deconsolidation of stock held in ECFS deferred compensation trusts	—	22
Stock-based compensation	63	48
Other	1	(2)

Net increase in net assets resulting from capital share transactions	457	1,733

Total (decrease) increase in net assets	(1,380)	2,216
Net assets at beginning of period	6,441	4,342

Net assets at end of period	$5,061	$6,558

Net asset value per common share at end of period	$24.43	$34.92

Common shares outstanding at end of period	207.2	187.8

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(1,431)	$943
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation (appreciation) of investments	1,959	(353)
Net realized gain on investments	(79)	(170)
Accrued payment-in-kind interest and dividends	(146)	(146)
Collection of loan origination fees	12	26
Stock-based compensation expense	63	48
Decrease (increase) in interest receivable	9	(29)
(Increase) decrease in other assets	(50)	13
Decrease in other liabilities	(102)	(22)
Other	4	—

Net cash provided by operating activities	239	310

Investing activities:
Purchases of investments	(1,413)	(5,211)
Fundings on portfolio company revolving credit facility investments, net	(328)	(74)
Principal repayments	727	1,394
Proceeds from loan syndications and loan sales	343	1,298
Collection of payment-in-kind notes and dividends and accreted loan discounts	60	45
Proceeds from sale of equity investments	800	315
Capital expenditures for property and equipment	(7)	(30)
Other	(23)	18

Net cash provided by (used in) investing activities	159	(2,245)

Financing activities:
(Repayments) proceeds from issuance of notes payable from asset securitizations, net	(227)	769
Payments on revolving credit facilities, net	(81)	(401)
Proceeds from unsecured debt issuance	—	547
Proceeds (repayments) from TRS facility, net	22	(296)
Increase in deferred financing costs	(18)	(14)
Decrease in debt service escrows	292	109
Issuance of common stock	448	1,706
Purchase of common stock held in deferred compensation trusts	(50)	(77)
Purchase of treasury stock	(6)	—
Distributions paid	(601)	(382)
Other	—	(4)

Net cash (used in) provided by financing activities	(221)	1,957

Net increase in cash and cash equivalents	177	22
Cash and cash equivalents at beginning of period	143	77
Cash eliminated with deconsolidation of European Capital Financial Services (Guernsey) Limited	—	(7)

Cash and cash equivalents at end of period	$320	$92

Non-cash investing activities:
Stock proceeds received from sale of equity investments	$—	$32
Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$—	$36

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Nine Months Ended September 30,
	2008	2007
Per Share Data:
Net asset value at beginning of the period	$32.88	$29.42

Net operating income(1)	2.22	2.50
Net realized gain on investments(1)	0.39	1.01
Net unrealized (depreciation) appreciation on investments(1)	(9.67)	2.09

Net (decrease) increase in net assets resulting from operations(1)	(7.06)	5.60
Issuance of common stock	0.09	2.65
Shareholder distributions	(2.04)	(2.72)
Other, net(2)	0.56	(0.03)

Net asset value at end of period	$24.43	$34.92

Ratio/Supplemental Data:
Per share market value at end of period	$25.51	$42.73
Total loss(3)	(16.88)%	(1.45)%
Shares outstanding at end of period	207.2	187.8
Net assets at end of period	$5,061	$6,558
Average net assets(4)	$5,704	$5,539
Average debt outstanding(5)	$4,549	$4,542
Average debt outstanding per common share(1), (5)	$22.45	$26.99
Ratio of operating expenses to average net assets(6)	9.11%	11.14%
Ratio of operating expenses, net of interest expense, to average net assets(6)	5.35%	5.99%
Ratio of interest expense to average net assets(6)	3.76%	5.15%
Ratio of net operating income to average net assets(6)	10.49%	10.10%

(1)	Weighted average basic per share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the purchase of treasury stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total loss is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total loss is not annualized.
(4)	Based on the average of ending net assets as of the end of each reporting period.
(5)	Based on a daily weighted average balance of debt outstanding during the period.
(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants(1)			250,000		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		$64.1	63.3	64.1
		Convertible Preferred Stock			70,752		82.3	107.8
		Common Stock(1)			17,687,156		17.7	26.9
							163.3	198.8
Algoma Holding Company	Building Products	Subordinated Debt(7)	13.3%	4/13		13.3	13.2	13.2
		Convertible Preferred Stock(1)			23,319		—	7.8
							13.2	21.0
American Acquisition, LLC	Diversified Financial Services	Senior Debt	13.3%	12/12		26.1	25.7	25.7
AmWins Group, Inc.	Insurance	Senior Debt(7)	8.0%	6/14		18.5	18.6	15.4
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.5%	4/13		8.0	7.9	7.9
		Subordinated Debt(7)	14.5%	4/15		60.7	60.1	60.1
							68.0	68.0
Aspect Software	IT Services	Senior Debt	9.9%	7/12		20.0	19.9	18.9
Asurion Corporation	Diversified Consumer Services	Senior Debt	5.8%	7/14		10.0	9.4	8.5
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	10.0%	1/14		16.0	15.8	16.0
		Subordinated Debt(7)	18.0%	1/15		21.5	21.3	21.5
		Convertible Preferred Stock(1)			148,742		24.3	7.1
		Common Stock(1)			7,829		1.3	—
							62.7	44.6
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		5.9	6.1	6.1
Axygen Holdings Corporation	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	9/14		61.1	60.4	61.1
		Redeemable Preferred Stock			205,204		44.2	62.9
		Convertible Preferred Stock			48,736		14.0	14.0
		Common Stock(1)			2,566		0.2	0.2
		Common Stock Warrants(1)			205,204		19.1	17.6
							137.9	155.8
Barton Cotton Holding Corporation	Commercial Services & Supplies	Subordinated Debt(6)	14.0%	9/14		32.9	28.6	12.4
		Redeemable Preferred Stock(1)			28,263		15.7	—
		Convertible Preferred Stock(1)			67,158		6.7	—
		Common Stock Warrants(1)			125,610		12.6	—
							63.6	12.4
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.1%	6/14		21.2	21.2	17.9
Belloto Holdings Limited(3)	Household Durables	Subordinated Debt	15.2%	6/17		3.9	3.8	3.2
		PIK Note(1)	15.0%	12/17			8.9	0.4
		Ordinary Shares(1)			32,434		0.1	—
							12.8	3.6
Berry-Hill Galleries, Inc.	Distributors	Senior Debt	16.0%	3/10		7.6	7.6	7.6
		Common Stock Warrants(1)					0.1	0.1
							7.7	7.7
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt(7)	10.3%	7/12		8.0	8.0	7.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt(7)	8.8%	9/14		30.0	29.7	25.6
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	8.1%	10/13		15.0	15.0	10.9
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	9.5%	5/11		13.1	13.0	5.0
		Redeemable Preferred Stock(1)			21,215		42.7	—
		Convertible Preferred Stock(1)			665,000		—	—
		Common Stock(1)			1		—	—
							55.7	5.0
Cinelease, Inc.	Electronic Equipment & Instruments	Senior Debt(7)	9.5%	12/08-3/13		61.3	60.8	56.2
		Common Stock(1)			583		0.6	0.8
							61.4	57.0
CMX Inc.	Construction & Engineering	Senior Debt(7)	7.6%	5/11-5/12		113.2	111.9	94.9
		Senior Debt(6)(7)	9.0%	5/12		31.1	31.1	11.4
		Common Stock(1)			35,000		0.1	—
							143.1	106.3
Compusearch Holdings Company, Inc.	Software	Subordinated Debt(7)	12.0%	6/12		12.6	12.4	12.4
		Convertible Preferred Stock(1)			23,342		0.9	1.5
							13.3	13.9
Contec. LLC	Household Durables	Subordinated Debt(7)	14.0%	9/15-9/16		135.0	133.7	133.7
CyrusOne Networks, LLC	IT Services	Senior Debt(7)	9.8%	1/14		17.6	17.4	17.2
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		18.6	18.4	18.6
		Redeemable Preferred Stock			26,613		16.1	33.0
		Convertible Preferred Stock			29,569		3.3	5.2
		Common Stock Warrants(1)			89,020		16.9	15.5
							54.7	72.3
Direct Marketing International LLC	Media	Subordinated Debt(7)	15.2%	7/12		29.1	28.8	28.8
Dyno Holding Corp.	Auto Components	Senior Debt(7)	6.5%	11/13		42.2	41.7	42.2
		Subordinated Debt(7)	16.0%	11/14		27.2	27.0	27.2
		Convertible Preferred Stock			389,759		41.8	25.2
		Common Stock(1)			97,440		10.1	—
							120.6	94.6
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units(1)			1,985,748		0.7	4.2
Edline, LLC	Software	Subordinated Debt(7)	14.0%	7/13		18.1	14.2	18.4
		Membership Warrants(1)			6,447,500		6.0	16.0
							20.2	34.4
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt(7)	14.8%	11/13-11/14		26.0	25.7	26.0
		Convertible Preferred Stock(1)			861,364		20.9	13.4
							46.6	39.4
FCC Holdings, LLC	Commercial Banks	Subordinated Debt	17.6%	12/12		75.0	74.4	68.0
Foamex, L.P.(2)	Building Products	Senior Debt	8.1%	2/12-7/14		23.3	22.0	14.8
Ford Motor Company(2)	Automobiles	Revolver Commitment		12/11			(11.7)	(35.3)
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt(6)	15.0%	8/11		13.8	11.1	1.6
		Common Stock Warrants(1)			122,397		0.1	—
							11.2	1.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
FPI Holding Corporation	Food Products	Senior Debt	13.9%	5/11-5/15		35.4	35.0	35.4
		Subordinated Debt	16.8%	5/11-5/16		9.0	9.0	9.0
		Subordinated Debt(6)	14.7%	5/14		8.6	8.4	8.7
		Redeemable Preferred Stock(1)			4,469		39.1	1.0
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							120.6	54.1
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt	10.8%	4/14		31.7	25.5	24.2
FU/WD Opa Locka, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		32.6	31.1	28.7
Genband Inc.	Communications Equipment	Common Stock(1)			2,975,631		14.7	4.0
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	10/07		7.3	7.3	4.3
HMSC Corporation	Insurance	Senior Debt(7)	8.3%	10/14		3.5	3.5	2.6
HomeAway, Inc.	Diversified Consumer Services	Senior Debt(7)	8.2%	12/12		88.2	87.3	87.6
		Redeemable Preferred Stock			384,297		0.7	0.6
		Convertible Preferred Stock			1,923,786		11.0	28.8
		Common Stock(1)			153,475		0.3	2.3
							99.3	119.3
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt(7)	15.3%	7/12		36.3	36.0	36.0
		Redeemable Preferred Stock			2,915		5.7	5.7
							41.7	41.7
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt(7)	9.9%	4/14		20.0	20.0	18.7
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	9.5%	10/13		52.2	51.6	50.8
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt(7)	10.0%	3/13		11.5	11.4	11.4
		Subordinated Debt(7)	15.0%	3/14		17.6	17.4	17.4
		Convertible Preferred Stock			14,283		18.5	30.9
							47.3	59.7
Inovis International, Inc.	Software	Senior Debt(7)	9.2%	5/10		88.0	87.4	87.4
Intergraph Corporation	Software	Senior Debt(7)	8.8%	12/14		3.0	3.0	2.7
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	11.5%	12/13		25.0	24.8	24.3
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	9.2%	12/14		19.0	19.1	14.5
Jones Stephens Corp.	Building Products	Subordinated Debt(7)	13.5%	9/13-9/14		23.1	22.8	22.8
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	12.0%	1/12-1/14		15.1	14.9	15.3
		Subordinated Debt	18.9%	1/14		9.1	8.8	8.8
		Preferred Unit Warrants(1)			763,158		0.2	0.2
							23.9	24.3
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)	8.2%	11/14		21.6	21.6	8.9
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt	8.4%	8-13-8/14		1.9	1.5	1.5
		Subordinated Debt	14.0%	8/15-8/16		60.2	59.6	59.6
							61.1	61.1
LCW Holdings, LLC	Real Estate	Senior Debt	9.0%	10/12		31.9	30.9	33.3
		Warrant(1)			12.5%		0.8	5.4
							31.7	38.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	8.6%	1/15		28.5	28.6	24.9
LN Acquisition Corp.	Machinery	Senior Debt(7)	8.2%	1/15		21.5	21.6	21.0
Logex Corporation	Road & Rail	Subordinated Debt(6)	12.2%	10/08		12.8	9.1	0.2
LTM Enterprises, Inc.	Personal Products	Senior Debt(7)	10.8%	11/11		19.0	19.0	17.6
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt(7)	14.8%	1/13		14.0	13.8	13.8
Medical Billing Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	9/13		10.6	10.5	10.6
		Convertible Preferred Stock			13,199,000		15.4	15.7
		Common Stock(1)			3,299,582		3.3	2.5
							29.2	28.8
MGM Holdings II, Inc.	Media	Senior Debt	6.1%	6/11		2.0	1.7	1.7
Mirion Technologies	Electrical Equipment	Senior Debt(7)	8.2%	5/10-11/11		122.6	121.9	124.2
		Subordinated Debt(7)	15.5%	9/09-5/12		50.3	50.0	50.4
		Convertible Preferred Stock			435,724		47.1	92.2
		Common Stock(1)			24,503		2.8	3.6
		Common Stock Warrants(1)			222,156		18.6	30.9
							240.4	301.3
Mitchell International, Inc.	IT Services	Senior Debt(7)	9.1%	3/15		5.0	5.0	4.8
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt(7)	9.3%	9/14		53.0	52.8	45.7
NBD Holdings Corp.	Diversified Financial Services	Senior Subordinated Debt(7)	14.0%	8/13		45.4	44.9	44.9
		Convertible Preferred Stock			84,174		10.2	10.2
		Common Stock(1)			633,408		0.1	0.1
							55.2	55.2
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt	7.7%	10/15		5.3	5.3	4.9
Nivel Holdings, LLC	Distributors	Senior Debt(7)	10.6%	10/13		62.4	61.8	59.3
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	9.8%	4/13-4/14		305.3	302.3	262.3
		Subordinated Debt	12.5%	4/14		58.4	58.4	43.9
		Common Stock(1)			565,885		—	0.6
							360.7	306.8
Pan Am International Flight Academy, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	16.0%	7/13		27.8	27.5	25.4
		Convertible Preferred Stock(1)			8,234		8.2	—
							35.7	25.4
Panavision, Inc.	Electronic Equipment & Instruments	Senior Debt	7.8%	3/11		2.0	1.7	1.8
PaR Systems, Inc.	Machinery	Senior Debt	6.3%	7/13		4.9	4.7	4.7
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	9.0%	12/10-12/11		23.8	23.7	23.7
		Subordinated Debt(7)	15.0%	12/12		17.2	17.2	17.2
							40.9	40.9
Qioptiq S.A.R.L.(3)	Electronic Equipment & Instruments	Subordinated Debt	13.5%	3/18		28.9	28.6	28.6
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	11.4%	12/13-12/14		142.2	140.8	131.2
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	15.4%	10/14-10/15		200.3	198.5	200.3
		Convertible Preferred Stock			154,142		164.5	157.8
		Common Stock(1)			1,541,415		1.6	—
							364.6	358.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Roarke—Money Mailer, LLC	Media	Common Membership Units(1)			20,404		0.9	1.7
Scanner Holdings Corporation	Computers & Peripherals	Senior Debt(7)	6.0%	5/12-5/13		13.2	12.9	13.2
		Subordinated Debt(7)	14.0%	5/14		20.5	20.4	20.5
		Convertible Preferred Stock(1)			77,640,000		7.8	7.4
		Common Stock(1)			78,242		0.1	—
							41.2	41.1
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock(1)			12,281		0.7	—
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Redeemable Preferred Partnership Units			26,274		0.5	0.6
		Partnership Units(1)			95,280		0.8	1.6
							1.3	2.2
Sleep Innovations, Inc.	Distributors	Senior Debt(6)	7.6%	3/11-4/13		30.6	23.0	4.5
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt	7.8%	9/12		9.1	5.0	6.4
		Subordinated Debt(7)	14.5%	9/13		74.8	73.9	44.3
		Subordinated Debt(6)	16.5%	9/14		24.2	17.3	—
							96.2	50.7
Soil Safe Holdings, LLC	Commercial Services & Supplies	Senior Debt	7.8%	8/13-8/14		53.2	52.6	52.6
		Subordinated Debt(7)	14.7%	8/15-8/17		57.5	57.0	57.0
							109.6	109.6
Spectrum Brands, Inc.(2)	Household Products	Senior Debt	7.5%	3/13		8.7	8.3	6.6
Supreme Corq Holdings, LLC	Household Products	Common Membership Warrants(1)			5,670		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt(7)	9.5%	8/14		48.5	48.1	38.3
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock(1)			376		0.5	0.5
		Common Stock(1)			3,861		—	—
							0.5	0.5
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	9.1%	12/11-12/13		26.6	26.2	20.6
		Subordinated Debt(6)(7)	14.0%	12/14		41.5	39.5	20.1
		Preferred Unit(1)			11,659,298		6.9	—
		Preferred Unit Warrants(1)			1,998,961		4.8	—
							77.4	40.7
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	11.7%	5/13		82.0	81.1	81.1
		Subordinated Debt	17.5%	10/13		41.7	41.4	41.4
							122.5	122.5
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)			35		4.1	2.0
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	9.8%	6/15		50.0	49.5	43.8
triVIN, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	6/14-6/15		19.7	19.5	19.7
		Convertible Preferred Stock			247,000,000		27.5	23.8
		Common Stock(1)			6,319,923		6.3	—
							53.3	43.5
True Temper Sports, Inc.	Distributors	Senior Debt	8.3%	3/11		2.0	1.9	1.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt(7)	10.5%	5/10-11/11		12.0	11.9	12.0
		Subordinated Debt(7)	13.8%	5/12		14.5	14.4	14.6
		Common Stock(1)			1,165,930		1.2	2.9
							27.5	29.5
Velocity Financial Group, Inc.	Diversified Financial Services	Subordinated Debt	15.0%	4/14		15.0	14.9	14.9
		Convertible Preferred Stock(1)			11,659,298		20.4	18.8
							35.3	33.7
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt	10.3%	12/11-12/12		27.0	26.7	21.8
		Subordinated Debt(6)	20.0%	12/13		24.9	19.2	3.7
							45.9	25.5
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	6.2%	9/13-9/14		4.3	4.3	4.3
		Subordinated Debt(7)	14.9%	7/14-9/14		81.1	80.4	80.9
		Convertible Preferred Stock			2,008,575		221.4	290.8
		Common Stock(1)			502,144		49.9	70.1
							356.0	446.1
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt(7)	9.2%	12/11-12/13		35.6	35.1	32.6
Zencon Holdings Corporation	Internet Software & Services	Senior Debt(7)	8.6%	5/13		17.7	17.5	17.7
		Subordinated Debt(7)	15.3%	5/14		20.8	20.7	20.8
		Convertible Preferred Stock(1)			5,246,686		7.5	21.7
							45.7	60.2
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt	8.2%	9/24		1.2	1.1	0.6
ZSF/WD Hammond, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		40.9	39.1	33.3
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.5	19.5	15.9
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		33.9	32.4	28.0
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt	8.2%	9/24		0.4	0.4	0.4
ZSF/WD Orlando, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.8	19.8	16.3

CMBS AND REAL ESTATE CDO INVESTMENTS
ACAS CRE CDO 2007-1, Ltd.	Real Estate	Class C through Class N Notes	5.7%	11/31		347.7	201.3	40.9
		Preferred Shares			417,086,293		17.7	6.3
							219.0	47.2
Bank of America	Real Estate	Forward Purchase commitment to purchase Banc of America Commercial Mortgage Trust 2007-1, Commercial Mortgage Pass-Through Certificates (3.5%, Expiring 10/08)(7)(8)	5.8%	2/17-2/18		12.4	2.3	1.7
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	4/17		14.1	8.7	3.3
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	12/17		14.9	10.2	5.4
Citigroup Commercial Mortgage Securites Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.5%	7/17		184.4	83.9	50.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.2%	10/17		11.2	8.5	2.3
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.1%	11/40		24.1	9.3	4.1
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		13.2	10.6	2.8
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	8/17		20.9	12.0	10.3
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.5%	12/19		37.1	31.4	9.1
GS Morgtage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	7/17		64.0	52.1	12.8
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11 Real Estate		Commercial Mortgage Pass-Through Certificates(7)	5.6%	7/17		143.4	62.9	27.0
J.P. Morgan Chase	Real Estate	Forward Purchase commitment to purchase J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11, Commercial Mortgage Pass-Through Certificates (4.3%, Expiring 10/08)(8)	5.6%	7/17		19.0	5.7	3.5
J.P. Morgan Chase	Real Estate	Forward Purchase commitment to purchase ML-CFC Commercial Mortgage Trust 2007-6, Commercial Mortgage Pass-Through Certificates (4.7%, Expiring 10/08)(8)	5.8%	4/17		9.8	2.2	1.6
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	8/17		33.0	19.3	12.0
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	8/17		11.2	5.3	3.3
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	7/23-7/24		19.5	7.3	5.4
UBS	Real Estate	Forward Purchase commitment to purchase LB-UBS Commercial Mortgage Trust 2007-C6, Commercial Mortgage Pass-Through Certificates (6.0%, Expiring 10/08)(8)	6.2%	8/17		25.4	12.5	5.4
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.8%	5/17		20.1	11.3	7.7
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	10/17		162.0	75.9	34.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.3%	10/17-9/24		96.5	43.1	21.5
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.0%	11/16		5.0	3.1	1.6
CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes	9.6%	11/31-11/52		8.5	8.4	2.8
		Subordinated Notes				25.9	23.7	11.2
							32.1	14.0
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes				20.0	17.0	9.2
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			6,241		4.1	2.2
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities			13,796		4.8	5.1
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes				15.0	13.7	7.6
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.5	2.1	1.2
Cent CDO 12 Limited	Diversified Financial Services	Income Notes				26.4	22.6	10.1
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes				5.0	3.2	1.8
Champlain CLO	Diversified Financial Services	Preferred Securities			1,000,000		0.4	0.5
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)			360		6.7	0.8
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		29.7	6.2
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities			3,089,177		2.7	1.1
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes				30.0	13.0	6.9
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities			5,750,000		1.8	2.0
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	0.7
		Subordinated Securities			15,000		13.2	6.3
							14.5	7.0
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes				4.0	2.2	1.4
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes				6.7	6.0	1.7
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.4	4.5
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes			90		7.6	4.0
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	12.1	5.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities				10.0	9.0	3.8
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities			5,000,000		2.0	1.6
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	12.5	5.9
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			20,000,000		15.2	6.4

Subtotal Non-Control / Non-Affiliate Investments (56% of total investment assets and liabilities at fair value)							$5,989.0	$5,088.7

AFFILIATE INVESTMENTS
Aptara, Inc.	IT Services	Subordinated Debt(7)	16.6%	8/09		54.6	54.4	48.1
		Redeemable Preferred Stock(1)			15,107		14.1	—
		Convertible Preferred Stock(1)			2,549,410		8.7	—
		Preferred Stock Warrants(1)			230,681		1.0	—
							78.2	48.1
BLI Partners, LLC	Personal Products	Common Membership Interest(1)					17.3	1.7
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			5,489,656		2.6	2.6
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt(7)	12.5%	3/11		13.0	11.4	11.6
		Redeemable Preferred Stock			1,165,930		1.6	2.1
		Common Stock Warrants(1)			5,022,576		3.5	10.4
							16.5	24.1
Creditcards.com, Inc.	Diversified Consumer Services	Senior Debt(7)	11.0%	6/13		141.3	140.4	140.4
		Subordinated Debt	15.0%	6/14		28.4	28.0	28.0
		Common Stock(1)			1,094,645		1.6	8.6

							170.0	177.0
Egenera, Inc.	Computers & Peripherals	Convertible Preferred Stock(1)			8,046,865		25.0	25.0
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			3,231,417		5.2	5.2
IS Holdings I, Inc.	Software	Senior Debt(7)	8.5%	6/14		20.0	19.8	17.4
		Redeemable Preferred Stock			1,297		1.5	1.5
		Common Stock(1)			1,165,930		—	5.8
							21.3	24.7
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1) Preferred Stock Warrants(1)			23,583,196 5,440,881		8.4 —	5.7 —
							8.4	5.7
Nursery Supplies, Inc.	Containers & Packaging	Redeemable Preferred Stock(1)			2,116		—	—
		Common Stock Warrants(1)			625		—	—
							—	—
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)			4,213		2.7	7.1
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7)	17.0%	12/12		34.8	34.5	35.0
		Redeemable Preferred Stock(1)			3,150,000		3.2	1.2
		Common Units(1)			350,000		0.4	—
							38.1	36.2
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7)	9.7%	11/12		13.0	13.0	12.6
		Common Stock(1)			40,688		0.6	2.9
							13.6	15.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt(7)	15.0%	9/12		19.2	19.0	19.2
		Common Stock(1)			7,000		7.0	2.4
							26.0	21.6
Tymphany Corporation	Electronic Equipment & Instruments	Convertible Preferred Stock(1) Guarantee			7,723,525		12.3 —	— (3.2)
							12.3	(3.2)
WFS Holding, Inc.	Software	Convertible Preferred Stock			20,403,772		2.7	3.4

Subtotal Affiliate Investments (4% of total investment assets and liabilities at fair value)							$439.9	$394.7

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.		Common Stock(1)			589		14.7	5.4
ACAS Real Estate Holdings Corporation	Real Estate	Common Stock(1)			1,000		5.3	—
American Capital Agency Corp(2)	Real Estate Investment Trusts	Common Stock(9)			5,000,100		100.0	75.8
American Capital, LLC	Capital Markets	Senior Debt	9.5%	9/12		10.6	10.4	10.6
		Common Membership interest(1)			100%		58.5	306.9
							68.9	317.5
American Driveline Systems, Inc.	Diversified Consumer Services	Subordinated Debt(7)	14.0%	12/14-12/15		41.5	41.0	41.6
		Redeemable Preferred Stock			403,357		27.5	43.2
		Common Stock			128,681		10.8	6.2
		Common Stock Warrants(1)			204,663		17.3	9.8
							96.6	100.8
Auxi Health, Inc.	Health Care Providers & Services	Subordinated Debt(6)	14.0%	3/09		8.7	3.2	1.1
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)			8,500,100		1.5	0.4
CIBT Travel Solutions, Inc	Commercial Services & Supplies	Senior Debt	6.5%	1/13-1/14		75.0	74.1	75.0
		Subordinated Debt(7)	15.0%	1/10-1/16		42.8	42.4	42.8
		Convertible Preferred Stock(1)			776,800		77.7	46.4
		Common Stock(1)			194,200		19.4	—
							213.6	164.2
Consolidated Bedding, Inc.	Household Durables	Senior Debt	12.0%	6/13		10.3	10.2	11.8
		Senior Debt(6)	12.0%	6/13		109.5	103.7	9.1
		Subordinated Debt(6)	21.2%	12/13		75.8	66.4	—
		Convertible Preferred Stock (1)			16,423		3.0	—
		Common Stock(1)			471,470		—	—
							183.3	20.9
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)			9,738,995		10.0	10.3
Core Business Credit, LLC	Diversified Financial Services	Subordinated Debt	14.7%	5/15		19.6	19.4	19.4
		Convertible Preferred Units(1)			133,250		13.3	13.3
		Common Units(1)			33,313		3.3	3.3
							36.0	36.0
Credit Opportunities Fund I, LLC	Diversified Financial Services	Common Stock(1)			100%		1.3	1.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	10.0%	6/13		9.1	9.1	9.1
		Subordinated Debt(7)	7.6%	6/13		7.1	7.1	7.1
		Subordinated Debt(6)(7)	8.4%	6/13		7.0	6.1	1.5
		Redeemable Preferred Stock(1)			21,114		8.9	—
		Convertible Preferred Stock(1)			7,929		6.0	—
		Common Stock(1)			11,261		1.1	—
		Common Stock Warrants(1)			1,199,444		13.1	—
							51.4	17.7
Endeavor Fund I, LP	Thrifts & Mortgage Finance	Limited Partnership Interest(1)			94%		130.0	112.6
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	11.0%	5/11		13.1	10.8	11.0
		Subordinated Debt(6)	14.9%	5/12-5/13		15.2	10.9	—
		Convertible Preferred Stock(1)			233,201	—	11.4	—
		Preferred Stock Warrants(1)			40,000	—	—	—
							33.1	11.0
European Capital Limited(2)(3)	Diversified Financial Services	Senior Debt	9.8%	2/11		338.2	335.0	338.2
		Ordinary Shares			72,305,938		921.9	449.2
							1,256.9	787.4
European Touch, LTD. II	Commercial Services & Supplies	Senior Subordinated Debt	12.0%	12/09		3.0	3.0	3.0
		Senior Subordinated Debt(6)	18.1%	12/10		19.5	15.6	4.9
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							23.5	7.9
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt	8.8%	1/17		42.2	41.8	42.2
		Common Membership Units(1)			58,297		44.6	32.8
							86.4	75.0
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Subordinated Debt(7)	15.4%	12/13-12/14		37.3	37.0	37.3
		Redeemable Preferred Stock(1)			18,449,456		18.9	10.5
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							59.1	47.8
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt	6.2%	10/13		24.5	24.5	24.5
		Redeemable Preferred Stock(1)			115,538		11.6	11.6
		Convertible Preferred Stock(1)			59,250		59.3	2.6
							95.4	38.7
FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	8.9%	4/11-5/11		15.4	15.2	15.4
		Subordinated Debt	15.0%	5/12		10.0	9.9	10.0
		Redeemable Preferred Stock(1)			14,042,095		12.8	4.5
		Common Stock(1)			6,088,229		2.3	—
		Common Stock Warrants(1)			8,181,695		—	—
							40.2	29.9
Future Food, Inc.	Food Products	Senior Debt	7.5%	7/10		16.8	16.7	16.8
		Senior Subordinated Debt(6)	12.4%	7/11-7/12		13.5	12.6	3.8
		Common Stock(1)			64,917		12.9	—
		Common Stock Warrants(1)			6,500		1.3	—
							43.5	20.6
FutureLogic, Inc.	Computers & Peripherals	Senior Debt(7)	10.2%	2/10-2/12		49.1	48.8	49.2
		Subordinated Debt(7)	15.0%	2/13		32.4	32.1	32.4
		Common Stock(1)			129,514		15.6	20.6
							96.5	102.2

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
FV Holdings Corporation	Food Products	Subordinated Debt(7)	14.5%	6/15		22.9	22.9	22.9
		Convertible Preferred Stock(1)			292		14.3	26.1
		Common Stock(1)			125		6.1	11.2
							43.3	60.2
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	14.5%	10/10-10/11		20.3	20.1	20.1
		Subordinated Debt(6)	25.0%	10/12		17.5	13.7	2.3
		Convertible Preferred Stock(1)			1,041		1.0	—
		Common Membership Interest(1)			2.5%		0.7	—
							35.5	22.4
Halex Holdings Corp.	Construction Materials	Senior Debt(6)	15.6%	9/11-10/13		24.1	23.4	8.2
		Subordinated Debt(6)	18.8%	8/15		23.2	15.9	—
		Redeemable Preferred Stock(1)			21,464,046		28.5	—
		Common Stock(1)			30,263,219		—	—
		Common Stock Warrants(1)			18,750,000		—	—
							67.8	8.2
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt	7.5%	12/10		14.2	14.2	14.2
		Senior Debt(6)	10.5%	12/10		3.1	2.9	1.5
		Convertible Preferred Stock(1)			10,196		3.0	—
		Common Stock(1)			14,250		4.8	—
							24.9	15.7
Imperial Supplies Holdings, Inc	Trading Companies and Distributors	Subordinated Debt	16.0%	10/14		21.9	21.6	21.6
		Redeemable Preferred Stock			19,604		14.3	21.2
		Convertible Preferred Stock			19,604		21.4	21.4
		Common Stock(1)			442,187		11.4	1.9
							68.7	66.1
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)	12.3%	4/12		1.7	—	—
		Redeemable Preferred Stock(1)			13,709		9.2	0.7
							9.2	0.7
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt	9.6%	6/13		21.0	21.0	21.0
		Subordinated Debt	8.7%	6/13		18.0	17.9	17.9
		Subordinated Debt(6)	8.3%	6/13		18.0	16.0	2.2
		Redeemable Preferred Stock(1)			6,160		4.2	—
		Convertible Preferred Stock(1)			15,797		12.2	—
		Common Stock(1)			14,000		1.4	—
		Common Stock Warrants(1)			992,456		2.9	—
							75.6	41.1
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	8.3%	8/12		5.6	5.6	5.6
		Subordinated Debt(7)	12.0%	8/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)			7,496		8.1	5.4
		Common Stock(1)			833		—	—
		Common Stock Warrants(1)			675		—	—
							19.2	16.5
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	2/10		1.9	1.9	1.9
		Subordinated Debt(7)	18.0%	2/13		11.2	11.1	11.1
							13.0	13.0
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)			100		10.7	6.7
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		7.3	0.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
MW Acquisition Corporation	Health Care Providers & Services	Senior Subordinated Debt(7)	13.5%	2/13-2/14		24.9	24.6	24.9
		Convertible Preferred Stock			38,016		15.5	21.1
		Common Stock(1)			51,521		—	7.7
							40.1	53.7
NECCO Holdings, Inc.	Food Products	Senior Debt	7.0%	12/12		9.0	8.9	9.0
		Common Stock(1)			760,869		0.1	1.2
							9.0	10.2
NECCO Realty Investments, LLC	Real Estate	Senior Debt(7)	14.0%	12/17		37.1	36.4	37.1
		Common Membership Units(1)			7,000		4.9	13.7
							41.3	50.8
Oceana Media Finance, LLC	Commercial Banks	Common Membership Units(1)			145,742		14.6	12.0
Paradigm Precision Holdings, LLC	Aerospace & Defense	Senior Debt	7.0%	11/08		20.0	19.8	19.8
		Subordinated Debt	18.0%	10/13-10/14		90.9	90.0	90.0
		Common Membership Units(1)			478,488		17.5	6.1
							127.3	115.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	8.4%	12/11/-12/12		15.2	15.0	15.2
		Subordinated Debt	17.0%	12/14		8.0	7.9	7.4
		Subordinated Debt(6)	19.0%	12/14		8.1	7.4	4.1
		Common Stock(1)			367,881		4.2	—
							34.5	26.7
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt(7)	9.5%	6/12		10.0	9.9	10.0
		Subordinated Debt(7)	13.2%	6/13		23.5	23.3	23.5
		Redeemable Preferred Stock(1)			36,267		24.7	22.8
		Common Stock(1)			40,295		3.9	—
		Common Stock Warrants(1)			116,065		11.6	—
							73.4	56.3
Piper Aircraft, Inc.	Aerospace & Defense	Subordinated Debt	8.0%	7/13		0.7	0.2	0.7
		Common Stock(1)			478,797		0.1	29.2
							0.3	29.9
Precitech Holdings, Inc.	Machinery	Subordinated Debt(6)	17.0%	12/12		8.4	2.7	0.8
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt	10.5%	4/10		10.6	10.6	10.6
		Common Stock			583		20.5	6.6
							31.1	17.2
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt(7)	10.4%	6/12-6-13		37.5	37.2	38.6
		Membership Units(1)			356		4.5	9.6
							41.7	48.2
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	6.9%	7/14		5.9	5.9	5.9
		Subordinated Debt(7)	12.5%	6/15		118.2	117.2	118.2
		Convertible Preferred Stock			1,101,673		119.6	101.0
		Common Stock(1)			275,419		27.6	—
							270.3	225.1
Specialty Brands of America, Inc.	Food Products	Subordinated Debt(7)	14.0%	5/14		33.9	33.6	33.9
		Redeemable Preferred Stock			122,017		7.9	13.6
		Common Stock(1)			128,175		2.3	7.1
		Common Stock Warrants(1)			56,819		1.4	3.1
							45.2	57.7
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt	9.1%	10/12-10/13		79.6	78.7	79.6
		Senior Subordinated Debt(7)	15.3%	8/14-8/15		49.5	48.9	49.5
		Convertible Preferred Stock			84,043		46.9	46.9
		Common Stock(1)			84,043		—	10.5
							174.5	186.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Stravina Holdings, Inc.	Personal Products	Senior Debt(6)	6.0%	4/11		3.5	3.5	—
Sunfuel Midstream, LLC	Oil, Gas & Consumable Fuels	Common Membership Units(1)			300,000		0.3	-
UFG Holding Corp.	Food Products	Subordinated Debt	15.0%	5/15-5/16		56.4	55.8	56.4
		Redeemable Preferred Stock(1)			20,602		12.6	—
		Convertible Preferred Stock(1)			4,777		4.6	6.7
		Common Stock(1)			51,504		13.2	—
							86.2	63.1
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)					—	1.4
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	12.6%	2/10-2/12		4.8	4.7	4.5
		Senior Subordinated Debt(7)	16.5%	2/13		5.9	5.9	5.9
		Junior Subordinated Debt(6)(7)	18.5%	2/13		1.8	1.4	0.9
		Redeemable Preferred Stock(1)			292,958		1.6	0.3
		Common Stock Warrants(1)			6,862		0.2	—
							13.8	11.6
Unwired Holdings, Inc.	Household Durables	Senior Debt	7.2%	6/13		1.0	0.9	0.9
		Senior Debt(6)	10.7%	6/11		10.1	7.5	8.8
		Subordinated Debt(6)	14.5%	6/12		20.7	14.1	—
		Redeemable Preferred Stock(1)			12,740		12.7	—
		Preferred Stock Warrants(1)			39,690		—	—
		Common Stock(1)			126,001		1.3	—
		Common Stock Warrants(1)			439,205		—	—
							36.5	9.7
VECAP Medical, LLC	Health Care Equipment & Supplies	Subordinated Debt(7)	15.3%	10/13-12/14		32.3	31.9	32.3
		Common Membership Units(1)			52,373		35.8	80.9
							67.7	113.2
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	12.6%	10/09		5.0	5.0	5.0
		Redeemable Preferred Membership Units			3,796,269		4.6	5.4
		Common Membership Units(1)			27,629		1.9	5.5
							11.5	15.9
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		102.6	101.7	102.6
		Convertible Preferred Stock			703,406		80.7	131.0
		Common Stock(1)			175,852		17.6	30.2
							200.0	263.8
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)			2,585,558		2.6	2.6
CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		11.3	3.1
Subtotal Control Investments (40% of total investment assets and liabilities at fair value)							$4,365.0	$3,611.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2008

(unaudited)

(in millions, except share data)

Counterparty (4)	Instrument	Interest Rate (5)	Expiring (5)	# of Contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS

Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	5.1%	8/19	1	44.5	—	0.1
Citibank, N.A.	Interest Rate Swaption – Pay Floating/ Receive Fixed	4.6%	4/12	1	40.0	—	1.1
BMO Financial Group	Interest Rate Swaption – Pay Floating/ Receive Fixed	5.5%	11/12	1	22.9	—	0.5

Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)						—	1.7

Total Investment Assets						$10,793.9	$9,096.5

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	4.8%	4/12-11/19	5	709.4	—	(24.7)
BMO Financial Group	Interest Rate Swap – Pay Fixed/ Receive Floating	5.4%	2/13-8/17	5	479.9	—	(27.3)
Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	4.8%	4/16-8/19	3	416.8	—	(16.2)
UniCredit Group	Interest Rate Swap – Pay Fixed/ Receive Floating	5.7%	7/17	1	66.0	—	(5.8)
WestLB AG	Interest Rate Swap – Pay Fixed/ Receive Floating	5.8%	6/17	1	55.0	—	(5.8)
Credit Suisse International	Interest Rate Swap – Pay Fixed/ Receive Floating	5.8%	6/17	1	26.1	0.7	(2.8)
Fortis Financial Services LLC	Interest Rate Swap – Pay Fixed/ Receive Floating	5.7%	7/17	1	22.3	—	(2.3)
Citibank, N.A.	Foreign Exchange Swap – Pay Euros/ Receive GBP		2/11	1		—	(0.6)

Total Investment Liabilities (less than 1% of total investment assets and liabilities at fair value)						$0.7	$(85.5)
(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.
(8)	Stated net of loan obligations with the counterparty.
(9)	Securities are subject to an underwriters’ lock-up agreement and are restricted for sale until May 2009.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants(1)			250,000		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		$52.8	52.1	52.1
		Convertible Preferred Stock			70,752		77.4	92.4
		Common Stock(1)			17,687,156		17.7	23.1
							147.2	167.6
Algoma Holding Company	Building Products	Subordinated Debt(7)	13.8%	4/13		13.0	12.9	12.9
		Convertible Preferred Stock(1)			23,319		—	7.8
							12.9	20.7
American Acquisition, LLC	Diversified Financial Services	Senior Debt	14.7%	12/13		13.0	12.5	12.5
AmWins Group, Inc.	Insurance	Senior Debt(7)	11.1%	6/14		18.6	18.6	18.6
Aspect Software	IT Services	Senior Debt	12.3%	7/12		20.0	19.8	19.8
Astrodyne Corporation	Electrical Equipment	Senior Debt(7)	13.2%	4/11		6.5	6.4	6.4
		Subordinated Debt(7)	12.0%	4/12		11.0	10.9	10.9
		Redeemable Preferred Stock(1)			1		—	—
		Convertible Preferred Stock			322,208		6.8	11.3
							24.1	28.6
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		6.3	6.3	6.3
Axygen Holdings Corporation	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	9/14		60.0	59.2	59.2
		Redeemable Preferred Stock			205,204		40.5	40.5
		Convertible Preferred Stock			48,736		13.5	13.5
		Common Stock(1)			2,566		0.3	0.4
		Common Stock Warrants(1)			205,204		19.1	47.7
							132.6	161.3
Barton-Cotton Holding Corporation	Commercial Services & Supplies	Subordinated Debt(7)	14.0%	9/14		29.6	29.2	29.2
		Redeemable Preferred Stock(1)			28,263		15.7	19.8
		Convertible Preferred Stock(1)			67,158		6.7	—
		Common Stock Warrants(1)			125,610		12.6	3.5
							64.2	52.5
BBB Industries, LLC	Auto Components	Senior Debt(7)	10.8%	6/14		21.2	21.2	21.2
Belloto Holdings Limited(3)	Household Durables	Subordinated Debt	15.1%	6/17		3.8	3.7	3.7
		PIK Note(1)	15.0%	12/17			9.0	9.1
		Ordinary Shares(1)			32,434		0.1	0.1
							12.8	12.9
Berry-Hill Galleries, Inc.	Distributors	Senior Debt(7)	8.1%	9/08-3/12		37.2	36.9	36.9
		Common Stock Warrants(1)					0.1	0.1
							37.0	37.0
BLI Partners, LLC	Personal Products	Common Membership Interest(1)					17.3	2.3
BSW Investors II, LLC	Real Estate	Senior Debt(7)	7.3%	8/28		2.0	2.0	2.0
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt(7)	11.4%	7/12		8.0	8.0	8.0
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt(7)	10.6%	9/14		30.0	29.7	29.7
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	10.3%	10/13		15.0	15.0	15.0

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
FCC Holdings, LLC	Commercial Banks	Subordinated Debt(7)	19.9%	12/12		75.0	74.3	74.3
Ford Motor Company(2)	Automobiles	Senior Debt		6/11			(5.3)	(10.1)
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt(6)	15.0%	8/11		15.9	11.4	2.0
		Common Stock Warrants(1)			122,397		0.1	—
							11.5	2.0
FPI Holding Corporation	Food Products	Senior Debt(7)	8.7%	5/11-5/12		50.0	49.2	49.2
		Subordinated Debt(6)(7)	15.0%	5/13		39.9	36.6	34.0
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							114.9	83.2
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt	10.8%	4/14		47.7	40.3	35.8
FU/WD Opa Locka, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		33.1	31.5	31.5
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	10/07		7.3	7.3	6.8
HMSC Corporation	Insurance	Senior Debt(7)	10.7%	10/14		3.5	3.5	3.5
HomeAway, Inc.	Diversified Consumer Services	Senior Debt(7)	10.9%	12/12		98.4	97.3	97.3
		Redeemable Preferred Stock			384,297		0.7	0.7
		Convertible Preferred Stock			1,923,786		10.4	16.7
		Common Stock(1)			384,297		0.8	3.3
							109.2	118.0
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt(7)	16.1%	7/12		34.6	34.3	34.3
		Redeemable Preferred Stock			2,915		5.1	5.1
							39.4	39.4
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt	11.5%	4/14		20.0	20.0	20.0
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	12.2%	10/13		52.2	51.5	51.5
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt(7)	12.7%	3/13		11.5	11.3	11.3
		Subordinated Debt(7)	15.0%	3/14		17.3	17.1	17.1
		Convertible Preferred Stock			14,283		17.5	29.9
							45.9	58.3
Inovis International, Inc.	Software	Senior Debt(7)	11.7%	5/10		88.0	87.2	87.2
Intergraph Corporation	Software	Senior Debt(7)	11.1%	12/14		3.0	3.0	3.0
iTradeNetwork, Inc.	IT Services	Senior Debt	12.0%	12/13		25.0	24.8	24.8
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.7%	12/14		19.1	19.1	19.1
Jones Stephens Corp.	Building Products	Subordinated Debt(7)	13.5%	9/13-9/14		22.8	22.5	22.5
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	11.7%	1/14		24.8	24.5	24.5
KIK Custom Products, Inc.(3)	Household Products	Senior Debt	9.8%	11/14		22.5	22.5	22.5
LCW Holdings, LLC	Real Estate	Senior Debt	11.7%	10/12		33.2	32.0	32.0
		Warrant(1)			12.5%		0.9	0.9
							32.9	32.9
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	10.6%	1/15		28.6	28.6	28.6
LN Acquisition Corp.	Machinery	Senior Debt(7)	10.9%	1/15		21.6	21.6	21.6
Logex Corporation	Road & Rail	Subordinated Debt(6)	12.2%	7/08		12.2	9.4	1.4
LTM Enterprises, Inc.	Personal Products	Senior Debt(7)	13.1%	11/11		19.1	19.1	19.1

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates	5.3%	10/17-9/24		96.2	42.0	36.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes(7)	9.6%	4/21		8.5	8.5	8.5
		Subordinated Notes				25.9	25.4	21.7
							33.9	30.2
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			5,000		3.9	4.0
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes				20.0	19.4	18.4
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes				15.0	14.8	13.8
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.5	2.1	2.1
Cent CDO 12 Limited	Diversified Financial Services	Income Notes				26.4	24.6	23.9
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes				5.0	3.4	4.0
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares			360		6.7	4.1
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		30.8	19.5
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes				30.0	13.5	12.0
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	1.3
		Subordinated Securities			15,000		14.3	13.9
							15.6	15.2
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes				4.0	2.6	2.9
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes				6.7	6.2	6.0
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.6	6.6
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes				90.0	8.5	8.8
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	13.5	11.5
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		9.8	8.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	13.8	12.2
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			15,000,000		14.2	12.9

CDO INVESTMENTS
ZAIS Investment Grade Limited IX	Diversified Financial Services	Subordinated Notes				14.5	12.9	9.0

Subtotal Non-Control/Non-Affiliate Investments (58% of total investment assets and liabilities at fair value)							6,467.2	6,351.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, as filed with the Securities and Exchange Commission (“SEC”).

Note 2. Organization

During the second quarter of 2008, we changed our name from American Capital Strategies, Ltd. to American Capital, Ltd. We are a non-diversified, closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”), the buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and directly to early stage and mature private and small public companies. We refer to these investments as our private finance portfolio. We also invest in structured product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us. We are also an alternative asset manager with $17 billion of capital resources under management as of September 30, 2008. We have an investment in American Capital, LLC, an alternative asset manager of third-party funds that is a wholly-owned portfolio company, and have investments in alternative asset funds that are managed by American Capital, LLC.

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

Note 3. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. For unrestricted securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest.

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

In October 2008, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate.

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

Enterprise Value Waterfall Methodology

For securities of portfolio companies that we have identified the M&A market as the principal market, we estimate the fair value based on the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. For minority equity securities, we also estimate the fair value using the Enterprise Value Waterfall valuation methodology. Prior to the adoption of SFAS No. 157, we generally used the Enterprise Value Waterfall methodology for valuing our entire private finance portfolio that was not publicly traded. Upon the adoption of SFAS No. 157, we no longer use the Enterprise Value Waterfall methodology for valuing portfolio investments that we do not control or cannot gain control as of the measurement date.

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

To estimate the enterprise value of the portfolio company, we prepare an analysis consisting of traditional valuation methodologies including market, income and cost approaches. We weight some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to conclude on our estimate of the enterprise value. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company’s assets, third-party valuations of the portfolio company, considering offers from third-parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

For debt and redeemable preferred equity securities of our private finance portfolio for which we do not control or cannot gain control as of the measurement date, we estimate the fair value based on such factors as third-party broker quotes and our own assumptions in the absence of market observable data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. We weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We estimate the remaining life based on market data of the average life of similar debt securities. However, if we have information available to us that the debt security is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. If there is a significant deterioration of the credit quality of a debt security, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

We also value our investments in Structured Products using the Market Yield valuation methodology. We estimate the fair value based on such factors as third-party broker quotes and our cash flow forecasts subject to assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, recent investments and securities and indices with similar structure and risk characteristics. We weight third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer.

Interest Rate Derivatives

For interest rate derivative agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period, adjusted for nonperformance risk, if any, including a quantitative and/or qualitative evaluation of both our credit risk and our counterparty’s credit risk.

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

Note 4. Recent Accounting Pronouncements

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance on the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock in determining whether an instrument is a derivative. To the extent a derivative instrument or embedded derivative feature is deemed indexed to an entity’s own stock, it may be exempt from the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as eligible for equity classification under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 provides that an entity should determine whether an

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. Management is in the process of assessing the impact on our consolidated financial statements of adopting EITF 07-5.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The objective of this FSP is to address questions that arose regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”), pursuant to FASB Statement No. 128, Earnings per Share. In FSP EITF 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early application prohibited. This FSP requires that all prior-period EPS data be adjusted retrospectively. Management is currently evaluating the impact on our consolidated financial statements of adopting FSP EITF 03-6-1.

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

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of September 30, 2008.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of September 30, 2008.

•

Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 3 for the investment valuation policies used to determine the fair value of these investments.

The following fair value hierarchy table sets forth our investment portfolio by level as of September 30, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$3,098	$3,098
Subordinated debt	—	—	2,492	2,492
Preferred equity	—	—	1,603	1,603
Common equity	—	—	1,405	1,405
Equity warrants	—	—	111	111
Structured products	—	—	386	386
Derivatives, net	—	—	(84)	(84)

Total investments, net	$—	$—	$9,011	$9,011

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three and nine months ended September 30, 2008, respectively, (in millions):

	Balances, July 1, 2008	Realized Gains (Losses)(1)	Reversal of Prior Period Appreciation (Depreciation) on Realization(2)	Unrealized Appreciation (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, Net(4)	Transfers In & Out of Level 3	Balances, September 30, 2008
Senior debt	$3,068	$(10)	$8	$(52)	$84	$—	$3,098
Subordinated debt	2,364	(23)	24	(117)	244	—	2,492
Preferred equity	1,803	89	(94)	7	(202)	—	1,603
Common equity	1,861	23	(25)	(392)	(62)	—	1,405
Equity warrants	118	7	(5)	(1)	(8)	—	111
Structured products	463	(19)	19	(84)	7	—	386
Derivatives, net	(75)	(14)	—	(9)	14	—	(84)

Total	$9,602	$53	$(73)	$(648)	$77	$—	$9,011

	Balances, January 1, 2008	Realized Gains (Losses)(1)	Reversal of Prior Period Appreciation (Depreciation) on Realization(2)	Unrealized Appreciation (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, Net(4)	Transfers In & Out of Level 3	Balances, September 30, 2008
Senior debt	$3,555	$(6)	$12	$(325)	$(138)	$—	$3,098
Subordinated debt	2,334	(27)	33	(162)	314	—	2,492
Preferred equity	1,957	72	(85)	(145)	(196)	—	1,603
Common equity	2,205	135	(158)	(708)	(69)	—	1,405
Equity warrants	213	9	(7)	(31)	(73)	—	111
Structured products	660	(19)	19	(399)	125	—	386
Derivatives, net	(73)	(25)	—	(10)	24	—	(84)

Total	$10,851	$139	$(186)	$(1,780)	$(13)	$—	$9,011

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations. Excludes $49 million and $53 million of taxes on net realized gains for the three and nine months ended September 30, 2008, respectively. Also excludes $12 million in losses on realized foreign currency transactions on American Capital borrowings that are denominated in a foreign currency for both the three and nine months ended September 30, 2008.
(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations.
(3)	Excludes $18 million and $9 million of unrealized appreciation related to foreign currency translation for American Capital borrowings that are denominated in a foreign currency for the three and nine months ended September 30, 2008, respectively.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

As of September 30, 2008 and December 31, 2007, loans on non-accrual status were $602 million and $338 million, respectively, calculated as the cost plus unamortized OID, and $135 million and $122 million, respectively, at fair value. As of September 30, 2008 and December 31, 2007, there were no loans, excluding loans on non-accrual status, greater than three months past due.

The composition summaries of our investment portfolio as of September 30, 2008 and December 31, 2007, at cost and fair value as a percentage of total investments, excluding derivative agreements, are shown in the following tables:

	September 30, 2008	December 31, 2007
COST
Senior debt	32.0%	33.7%
Subordinated debt	25.8%	23.5%
Preferred equity	16.3%	18.1%
Common equity	15.8%	15.4%
Structured products	8.8%	7.9%
Equity warrants	1.3%	1.4%

	100.0%	100.0%

	September 30, 2008	December 31, 2007
FAIR VALUE
Senior debt	34.1%	32.5%
Subordinated debt	27.4%	21.4%
Preferred equity	17.6%	17.9%
Common equity	15.5%	20.2%
Structured products	4.2%	6.1%
Equity warrants	1.2%	1.9%

	100.0%	100.0%

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

	September 30, 2008	December 31, 2007
COST
Commercial Services and Supplies	11.6%	10.6%
Real Estate	10.0%	8.5%
Household Durables	8.0%	8.2%
Internet and Catalog Retail	5.2%	4.9%
Diversified Consumer Services	4.1%	4.3%
Life Sciences Tools and Services	3.8%	3.6%
Food Products	3.7%	4.4%
Health Care Providers and Services	3.6%	3.3%
Health Care Equipment and Supplies	3.4%	2.6%
Diversified Financial Services	3.3%	3.7%
Hotels, Restaurants and Leisure	3.2%	3.2%
Auto Components	3.1%	3.0%
Construction and Engineering	3.0%	3.0%
Electrical Equipment	2.7%	3.3%
IT Services	2.1%	2.0%
Pharmaceuticals	1.9%	1.8%
Containers and Packaging	1.9%	4.4%
Building Products	1.9%	1.9%
Electronic Equipment and Instruments	1.9%	1.5%
Computers and Peripherals	1.8%	1.8%
Internet Software and Services	1.6%	1.6%
Software	1.6%	5.3%
Leisure Equipment and Products	1.4%	1.4%
Thrifts and Mortgage Finance	1.4%	0.3%
Aerospace and Defense	1.4%	1.0%
Other	12.4%	10.4%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	September 30, 2008	December 31, 2007
FAIR VALUE
Commercial Services and Supplies	11.2%	10.4%
Household Durables	6.6%	7.6%
Real Estate	6.1%	6.7%
Life Sciences Tools and Services	5.4%	3.9%
Diversified Consumer Services	5.0%	4.5%
Internet and Catalog Retail	4.7%	4.7%
Health Care Equipment and Supplies	4.3%	3.1%
Health Care Providers and Services	4.0%	3.6%
Capital Markets	3.9%	5.1%
Electrical Equipment	3.9%	3.8%
Diversified Financial Services	3.3%	3.5%
Food Products	3.3%	3.6%
Construction and Engineering	3.1%	2.9%
Hotels, Restaurants and Leisure	3.0%	3.1%
Auto Components	3.0%	2.8%
Pharmaceuticals	2.3%	1.8%
Building Products	2.2%	2.0%
Computers and Peripherals	2.1%	1.8%
Software	2.0%	5.4%
Electronic Equipment and Instruments	2.0%	1.4%
Aerospace and Defense	1.8%	1.3%
Containers and Packaging	1.7%	4.1%
IT Services	1.6%	1.7%
Energy Equipment and Services	1.6%	1.5%
Other	11.9%	9.7%

	100.0%	100.0%

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

	September 30, 2008	December 31, 2007
COST
Southwest	20.7%	19.9%
Mid-Atlantic	20.3%	23.0%
International	15.4%	12.1%
Southeast	12.2%	13.8%
South-Central	12.2%	11.2%
Northeast	11.5%	12.7%
North-Central	7.1%	6.7%
Northwest	0.6%	0.6%

	100.0%	100.0%

	September 30, 2008	December 31, 2007
FAIR VALUE
Mid-Atlantic	23.2%	26.7%
Southwest	22.4%	19.1%
South-Central	13.4%	11.5%
Northeast	11.6%	12.7%
International	10.9%	10.4%
Southeast	10.4%	12.5%
North-Central	7.6%	6.6%
Northwest	0.5%	0.5%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 6. Borrowings

Our debt obligations consisted of the following as of September 30, 2008 and December 31, 2007 (in millions):

	September 30, 2008	December 31, 2007
Secured revolving credit facility, $500 million and $1,300 million commitment, respectively	$—	$116
Unsecured revolving credit facility, $1,409 million and $1,565 million commitment, respectively	1,389	1,350
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	26	27
Unsecured debt due August 2012	548	547
Unsecured debt due October 2020	75	75
TRS Facility	22	—
ACAS Business Loan Trust 2004-1 asset securitization	214	320
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	395	492
ACAS Business Loan Trust 2007-2 asset securitization	314	338

Total	$4,542	$4,824

The daily weighted average debt balance for the three months ended September 30, 2008 and 2007 was $4,339 million and $5,016 million, respectively. The daily weighted average debt balance for the nine months ended September 30, 2008 and 2007 was $4,549 million and $4,542 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended September 30, 2008 and 2007 was 4.6% and 6.3%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2008 and 2007 was 4.7% and 6.3%, respectively. We are currently in compliance with all of our debt covenants. As of September 30, 2008 and December 31, 2007, the fair value of the above borrowings was $4,095 million and $4,605 million, respectively. The fair value of fixed rate debt instruments is based upon market interest rates. The fair value of variable rate debt instruments is based upon market credit spreads.

Secured Revolving Credit Facility

In September 2008, we amended our secured revolving credit facility, administered by Wachovia Capital Markets, LLC, to extend it for an additional year to September 2009. In connection with the renewal, we reduced the facility commitment size from $1,300 million to $500 million. As amended, our ability to make draws under the facility expires one business day before the termination date in September 2009. If the facility is not extended before the termination date, any principal amounts then outstanding will be due and payable at that time. Interest on borrowings under this facility is paid monthly and is generally charged at one-month LIBOR plus a spread of 2.50%, an increase over the previous spread of 1.125%. In addition, the unused commitment fee increased from 0.125% to 0.50% per annum. In connection with the amendment, the minimum tangible net worth covenant was decreased during the quarter to $4.5 billion plus 40% of new issuances of equity and debt converted into equity after the third quarter of 2008. The facility contains covenants that, among other things, require us to maintain a minimum net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in industries,

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

certain loan grade classifications, certain security interests and interest payment terms. It is also a termination event under the facility if our senior unsecured issuer or debt rating is downgraded below BB by any rating agency.

Unsecured Revolving Credit Facility

In September 2008, we amended our unsecured revolving credit facility administered by an affiliate of Wachovia Capital Markets, LLC. In connection with the amendment, the commitment size of the facility was reduced from $1,565 million to $1,409 million and will be reduced further to $1,252 million on December 31, 2009. The maturity date was also amended from May 2012 to March 2011. Interest on borrowings under this facility is charged at either (i) the applicable index rate and the applicable percentage at such time based on our corporate rating, or (ii) for borrowings denominated in U.S. dollars, the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus 0.50%, and for borrowings denominated in an alternative currency, the applicable base rate, in each case, plus the applicable percentage at such time based on our corporate rating. As a result of the amendment, our current applicable spread over the applicable index rates increased from 0.90% to 3.25% and the current applicable spread over the applicable base rates increased from 0% to 2.25%. We are also charged an unused commitment fee based on our corporate rating. As a result of the amendment, the current applicable unused commitment fee for the facility also increased from 0.125% to 0.50% per annum. In connection with the amendment, the minimum tangible net worth covenant was decreased to $4.5 billion plus 40% of new issuances of equity and debt converted into equity after the third quarter of 2008. The agreement also contains various other covenants, including maintaining an asset coverage ratio equal to or greater than 1.55 to 1.00 and an unsecured debt rating equal to or greater than BB.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2008 and 2007 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted net operating income per share	$153	$153	$449	$420

Numerator for basic and diluted (loss) earnings per share	$(548)	$21	$(1,431)	$943

Denominator for basic weighted average shares	208.1	186.8	202.6	168.3
Employee stock options and bonus awards	—	2.3	—	2.9
Shares issuable under forward sale agreements	—	0.2	—	0.2

Denominator for diluted weighted average shares	208.1	189.3	202.6	171.4

Basic net operating income per common share	$0.74	$0.82	$2.22	$2.50
Diluted net operating income per common share	$0.74	$0.81	$2.22	$2.45
Basic net (loss) earnings per common share	$(2.63)	$0.11	$(7.06)	$5.60
Diluted net (loss) earnings per common share	$(2.63)	$0.11	$(7.06)	$5.50

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards and shares issued under forward sales agreements is not included if the result would be anti-dilutive, such as when a net loss is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is net (loss) earnings. As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in computing basic EPS, even if we

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

have positive net operating income. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the three and nine months ended September 30, 2008 as we incurred a net loss for those periods.

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

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio companies and includes both management fees for providing advice and analysis to our portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management/Advisory segment also includes our alternative asset fund management business, which may be conducted through consolidated operating subsidiaries or wholly-owned portfolio companies. As of September 30, 2008, all of our alternative asset fund management services in our Asset Management/Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent American Capital, LLC declares regular quarterly dividends of its quarterly net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income. The results for our Asset Management/Advisory segment also include the realized gain (loss) and unrealized appreciation (depreciation) of such wholly-owned portfolio companies.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following tables present segment data for the three and nine months ended September 30, 2008 (in millions):

	Three Months Ended September 30, 2008
	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$251	$—	$251
Fee and other income	2	25	27

Total operating income	253	25	278

Interest	50	—	50
Salaries, benefits and stock-based compensation	27	25	52
General and administrative	11	10	21

Total operating expenses	88	35	123

Operating income (loss) before income taxes	165	(10)	155
Provision for income taxes	(2)	—	(2)

Net operating income (loss)	163	(10)	153

Net realized loss on investments	(3)	—	(3)
Net unrealized depreciation of investments	(696)	(2)	(698)

Net decrease in net assets resulting from operations	$(536)	$(12)	$(548)

Total assets	$9,484	$362	$9,846

	Nine Months Ended September 30, 2008
	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$730	$18	$748
Fee and other income	9	76	85

Total operating income	739	94	833

Interest	161	—	161
Salaries, benefits and stock-based compensation	79	86	165
General and administrative	34	30	64

Total operating expenses	274	116	390

Operating income (loss) before income taxes	465	(22)	443
(Provision) benefit for income taxes	(6)	12	6

Net operating income (loss)	459	(10)	449

Net realized gain on investments	79	—	79
Net unrealized depreciation of investments	(1,801)	(158)	(1,959)

Net decrease in net assets resulting from operations	$(1,263)	$(168)	$(1,431)

Total assets	$9,484	$362	$9,846

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following tables present segment data for the three and nine months ended September 30, 2007 (in millions):

	Three Months Ended September 30, 2007
	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$259	$9	$268
Fee and other income	7	35	42

Total operating income	266	44	310

Interest	79	—	79
Salaries, benefits and stock-based compensation	22	37	59
General and administrative	12	13	25

Total operating expenses	113	50	163

Operating income (loss) before income taxes	153	(6)	147
Benefit for income taxes	—	6	6

Net operating income	153	—	153

Net realized gain on investments	71	—	71
Net unrealized depreciation of investments	(203)	—	(203)

Net increase in net assets resulting from operations	$21	$—	$21

Total assets	$11,405	$64	$11,469

	Nine Months Ended September 30, 2007
	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$684	$38	$722
Fee and other income	13	151	164

Total operating income	697	189	886

Interest	214	—	214
Salaries, benefits and stock-based compensation	57	120	177
General and administrative	33	39	72

Total operating expenses	304	159	463

Operating income before income taxes	393	30	423
(Provision) benefit for income taxes	(6)	3	(3)

Net operating income	387	33	420

Net realized gain on investments	170	—	170
Net unrealized (depreciation) appreciation of investments	(140)	493	353

Net increase in net assets resulting from operations	$417	$526	$943

Total assets	$11,405	$64	$11,469

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 9. Commitments

As of September 30, 2008, we had commitments under loan and financing agreements to fund up to $992 million to 60 portfolio companies. These commitments are primarily composed of working capital revolving credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria and may not be currently available to them. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

Note 10. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income of our investment company based on our tax fiscal year. Ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions” discussed below. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax fiscal years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on September 30.

In addition, a RIC may elect to retain its long-term capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax of 35% on the long-term capital gains for the benefit of its shareholders. Shareholders would then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for the tax paid on their behalf by the RIC. Shareholders then add the amount of the “deemed distribution,” net of such tax, to the basis of their shares.

We designated dividends paid in our tax year ended September 30, 2008 as dividends of our ordinary income and long-term capital gains from our prior tax year ended September 30, 2007. Accordingly, dividends declared by June 16, 2008, the extended due date of our return, and paid by September 30, 2008, were comprised of a portion of our ordinary income and all of our long-term capital gain income from the tax year ended September 30, 2007.

For the tax year ended September 30, 2008, we had net long-term capital gains of $155 million. We elected to retain such capital gains by treating them as a “deemed distribution” and paying the federal tax on behalf of our shareholders of $54 million in October 2008, which is included in net realized gains (losses) on the accompanying consolidated statements of operations.

As of September 30, 2008, we had undistributed ordinary income of $518 million. We paid a dividend of $218 million on October 14, 2008 reducing our undistributed ordinary income to $300 million. In order for this undistributed ordinary income to be considered distributed for our tax year ended September 30, 2008, it will need to be declared as a dividend by June 15, 2009 and paid by September 30, 2009. As of September 30, 2008, we did not have any undistributed long-term capital gains since they are treated as being distributed through the “deemed distribution”.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar year ended December 31, 2007 and the one-year period ending October 31, 2007, we did not distribute at least 98% of our ordinary income and capital gains and paid the 4% excise tax. For the calendar year ended December 31, 2008, we do not expect to distribute at least 98% of our ordinary income and therefore we expect to pay the 4% excise tax for that period. Through September 30, 2008, we distributed all of our capital gains through the “deemed distribution” and therefore did not accrue any excise tax on our long-term capital gains as of September 30, 2008. In the prior quarter, we had not expected to distribute all of our capital gains for the period ended October 31, 2008 and therefore we accrued an excise tax that was reversed in the third quarter of 2008. For the three months ended September 30, 2008 and 2007, we accrued $2 million and $0 million, respectively, and for the nine months ended September 30, 2008 and 2007, we accrued $6 million and $6 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For both the three and nine months ended September 30, 2007, we accrued $4 million of excise tax attributable to undistributed capital gains, which is included in net realized gain on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2008, we recorded a tax benefit of $5 million and $1 million, respectively, for the reversal of excise tax accrued on undistributed capital gains as the amounts were distributed as of September 30, 2008 as a “deemed distribution”, which are included in net realized gains on the accompanying consolidated statements of operations. Prior to the third quarter of 2008, our intent was to distribute long-term capital gains.

We did not have any uncertain tax positions that met the recognition or measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, as of December 31, 2007 or September 30, 2008. We did not have any unrecognized tax benefits as of December 31, 2007 or September 30, 2008.

Although we file federal and state tax returns, our major tax jurisdiction is federal for American Capital and ACFS. The 2004, 2005 and 2006 federal tax years for American Capital and ACFS remain subject to examination by the IRS.

Note 11. Shareholders’ Equity

Our common stock activity for the nine months ended September 30, 2008 and 2007 was as follows (in millions):

	September 30,
	2008	2007
Common stock outstanding at beginning of period	195.9	147.6
Issuance of common stock	12.7	39.0
Issuance of common stock under stock option plans	0.2	0.8
Issuance of common stock under dividend reinvestment plan	—	0.8
Deconsolidation of stock held in ECFS deferred compensation trusts	—	0.7
Purchase of treasury stock	(0.2)	—
Purchase of common stock held in deferred compensation trusts, net	(1.4)	(1.1)

Common stock outstanding at end of period	207.2	187.8

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Equity Offerings

For the nine months ended September 30, 2008 and 2007, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements (“FSA”). As of September 30, 2008, all of the FSA have been fully settled. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through FSA, and the proceeds we received, excluding underwriting fees and issuance costs, for the public offerings of our common stock for the nine months ended September 30, 2008 and 2007 (in millions):

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
Issuances under November 2007 FSA	4.0	$142	$35.61
March 2008 public offering	8.7	302	34.77

Total for the nine months ended September 30, 2008	12.7	$444	$34.96

September 2007 public offering	0.9	$34	$37.63
Issuances under June 2007 FSA	2.9	126	43.16
June 2007 public offering	17.4	748	43.02
June 2007 direct offering	0.2	11	46.47
Issuances under March 2007 FSA	6.0	259	43.17
Issuances under January 2007 FSA	2.0	88	43.84
March 2007 public offering	4.4	187	43.03
January 2007 public offering	5.2	231	44.11

Total for the nine months ended September 30, 2007	39.0	$1,684	$43.14

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

Stock Buy-Back Plan

In January 2008, we announced that our Board of Directors authorized a stock buy-back program, which allowed for the repurchase of up to a maximum of $500 million of our common stock at prices below our net asset value per share as reported in our then most recently published financial statements. In November 2008, our Board of Directors terminated the stock buy-back program. During the three months ended March 31, 2008, we purchased a total 0.2 million shares of our common stock in the open market for $6 million at an average price of $31.20 per share under this program. We did not make any purchases under this program during the three months ended June 30, 2008 and September 30, 2008.

Note 12. Subsequent Events

On November 10, 2008, American Capital and European Capital entered into an implementation agreement regarding our proposal to acquire all of the ordinary shares of European Capital held by other investors by means of a scheme of arrangement provided for under Guernsey company law. Terms of the agreement call for each

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

European Capital shareholder to receive 0.333 American Capital shares of common stock for every one ordinary share of European Capital. Based on the closing price of American Capital common stock on November 7, 2008, this represents total consideration of $158 million for 32.3% of European Capital outstanding ordinary shares not already owned by us, or a price of $4.59 per ordinary share of European Capital. This implies a total market capitalization of $490 million and a total enterprise value of $2.0 billion. We currently own 67.7% of European Capital. The proposed acquisition is subject to approval by a special majority of the shareholders of European Capital other than American Capital, and Guernsey court approval and other normal closing requirements. In addition, our shareholders will be asked to approve the issuance of our common stock in connection with the transaction. The proposed acquisition is expected to close in the first quarter of 2009. The implementation agreement provides that prior to the closing of the transaction, European Capital will not declare additional dividends without the prior approval of us. In the event that any dividends are declared by either us or European Capital with a record date after the date of this announcement and prior to effective date, an appropriate adjustment will be made to the consideration payable to European Capital shareholders pursuant to the agreement.

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

EXECUTIVE OVERVIEW

We are the only private equity fund and alternative asset management company that is a member of the S&P 500. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”) and buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and provide capital directly to early stage and mature private and small public companies. In addition, we also invest in structured product investments including CMBS, CLO and CDO securities (“Structured Products”) and invest in alternative asset funds managed by us. We are also an alternative asset manager with $17 billion of capital resources under management as of September 30, 2008.

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

Recent Global Financial Crisis

There have been traumatic developments in the capital markets worldwide over the past eighteen months. These developments began with credit problems in residential real estate, which led to a lack of liquidity and dramatic depreciation of residential real estate, and by extension, residential mortgage backed securities. The problems soon extended to disruptions in the markets and value of other structured finance products, including CMBS, CLO’s and short term structured investment vehicles. It is worth noting that of the various classes of collateral for these structured products, only residential real estate has experienced significant credit and default problems to date. Nevertheless, the markets for virtually all structured products experienced significant valuation and liquidity issues.

These developments caused a series of failures to befall a large number of financial institutions, which participated in the origination or underwriting of structured products or that invested in them. Public companies have had to depreciate their assets as trading values of structured finance products and other credit assets declined. At the end of the first quarter of 2008, The Bear Stearns Companies, Inc. collapsed and was sold at a low price to JP Morgan Chase & Co., with a large amount of Federal government assistance. This was followed by almost weekly revelations from September through October 2008 of illiquid and teetering financial institutions, government assistance and rapid mergers including Lehman Brothers Holdings, Inc., Washington Mutual, Inc., Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), American International Group, Inc., Merrill Lynch & Co., Inc. and Wachovia Corporation. During this period, there were also runs on deposits at several major banks, as well as runs on money market funds.

These developments have caused large and small corporations the world over to have significant difficulty borrowing on a short and long term basis and in raising capital. This has adversely affected aspects of businesses that rely on borrowed funds and new capital to grow and fund operations.

The Federal government has responded to this financial crisis in unprecedented ways in an effort to infuse liquidity back into the capital markets. The Federal government adopted the Emergency Economic Stabilization Act, which gives the U.S. Treasury the power to purchase up to $700 billion of troubled assets from financial institutions. It is intended that financial institutions will use the cash from these sales for their normal lending and investing activities, and that by the Federal government purchasing these assets, downward pressure on the financial markets will be eased and financial assets in general will begin to appreciate. The Federal government and European governments have also curtailed the ability of investors to short certain stocks and to eliminate naked shorting of stocks. To reinforce confidence in money market funds, the Federal government has announced that they will temporarily guarantee money market funds from losses and have expanded their emergency lending to allow commercial banks to finance purchased asset-backed securities from money market funds. In addition, the Federal government began purchasing short-term debt obligations issued by Fannie Mae and Freddie Mac. Also, the Federal Reserve and European central banks have reacted by lowering their target short-term interest rates several times.

We have been significantly impacted by these developments, as has virtually every financial institution in the world. The global financial crisis has impacted our ability to currently access the debt and equity capital markets, has resulted in significant depreciation of our investment portfolio and may impact our ability to continue to realize current portfolio investments in the near term. However, we believe we have been impacted less than many financial institutions due to the overall high quality and good performance of our portfolio investments and our low leveraged balance sheet. As a business development company (“BDC”), we are limited to a 1:1 debt to equity ratio, and as of September 30, 2008, our debt to equity ratio was 0.9:1. Also, our debt maturing in the next twelve months is only $160 million. We continued to generate liquidity through the sales and repayments of portfolio investments generating over $1.9 billion of realizations of portfolio investments in the first nine months of 2008 and nearly $3.4 billion in the past twelve months. However, although we currently have investments in various stages of the sales process, the increasing liquidity crisis could make it difficult for us to continue to generate significant liquidity through sales of portfolio investments. We also believe that the liquidity crisis will likely limit our ability to raise public equity and public and privately sourced debt through the remainder of 2008 and possibly into 2009. Our remaining 2008 business plan continues to assume no new capital raises and the reinvestment of capital only as we experience liquidity through realizations from exits and repayments.

The deterioration in the credit markets has created general market volatility and illiquidity, resulting in significant declines in the market values of a broad range of debt and equity investments. We were not immune to the impacts of these market dynamics as our results for the first, second and third quarters of 2008 clearly indicate through the recording of net unrealized depreciation of $997 million, $264 million and $698 million, respectively, in our investment portfolio. The majority of the depreciation during the first nine months of 2008 was due to declining trading prices and continued widening of investment spreads as well as our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, or SFAS No. 157, on January 1, 2008, a new accounting standard that provides a framework for measuring the fair value of assets and liabilities. These factors had a greater impact on the unrealized depreciation of our investments during these periods than the credit quality of our investment portfolio. In general, the credit quality of our investment portfolio remains good considering that we may likely be in a recession.

The industry-wide reduction in available senior and mezzanine debt capital due to the liquidity crisis has resulted in more favorable pricing on debt, which has driven up gross returns and led to a favorable investing environment for us. We have experienced a widening of expected returns on our new debt investments in the past twelve months. Our ability to offer a staple financing package to buyers of our American Capital One-Stop BuyoutsTM investments also allows us to increase our investment spreads in this environment, while at the same time we are moving up the balance sheet in more senior investments.

For the three months ended September 30, 2008, we reported net operating income of $153 million, or $0.74 per diluted share, net realized earnings of $150 million, or $0.72 per diluted share and a net loss of $548 million, or $2.63 per diluted share. The net loss for the third quarter of 2008 was driven largely by the $698 million of net unrealized depreciation. For the nine months ended September 30, 2008, we reported net operating income of $449 million, or $2.22 per diluted share, net realized earnings of $528 million, or $2.61 per diluted share and a net loss of $1,431 million, or $7.06 per diluted share. The net loss for the nine months ended September 30, 2008 was driven largely by the $1,959 million of net unrealized depreciation.

Dividends

We have revised our dividend policy to manage our capital base proactively in the current volatile markets. We have retained our 2008 net long-term capital gains and will retain future net long-term capital gains and treat them as “deemed distributions”. We do not expect to pay further dividends for the remainder of 2008. Our Board of Directors will evaluate the declaration of our quarterly dividend after our financial results are determined each quarter, so that we may more precisely assess our taxable income, cash flow and changes in fair value to better manage our tangible net worth in the current volatile markets.

As of September 30, 2008, which is our tax year end, we had undistributed ordinary income of $518 million. We paid a dividend of $218 million on October 14, 2008 reducing our undistributed ordinary income to $300 million. We expect to pay this undistributed ordinary income as a dividend to our shareholders by September 30, 2009 in order to avoid paying income taxes on our taxable income.

For our tax year ended September 30, 2008, we had net long-term capital gains of $155 million. We elected to retain these long-term capital gains and treat them as a “deemed distribution” to our shareholders by paying a 35% Federal tax, or $54 million, on behalf of our shareholders. Shareholders report their share of the retained capital gains on their 2008 income tax returns as if it had been received and report a tax credit for the tax paid on their behalf by us. Shareholders then add the amount of the “deemed distribution”, net of such tax, to the basis of their shares.

American Capital Investing Activities

We provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and directly to early stage and mature private and small public companies. Currently, we may invest up to $800 million in a single middle market transaction in North America. We also invest in Structured Products and in alternative asset funds managed by us. For summary financial information of our investment portfolio by segment and geographic area, see Note 5 to the interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

The total value of our investment portfolio was $9,097 million and $10,928 million as of September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008 and 2007, we originated investments in 60 and 131 portfolio companies, respectively. Our new investment amounts represent the gross committed capital on the origination date. The type and aggregate dollar amount of our new investments during the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Investments in Managed Funds	$—	$229	$525	$471
Financing for Private Equity Buyouts	348	231	457	1,188
Direct Investments	20	74	183	633
American Capital Sponsored Buyouts	—	586	303	2,503
Structured Products	3	183	151	525
Add-On Financing for Growth	2	53	358	75
Add-On Financing for Recapitalizations	—	26	101	298
Add-On Financing for Acquisitions	30	11	96	273
Add-On Financing for Working Capital in Distressed Situations	40	8	96	25

Total	$443	$1,401	$2,270	$5,991

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Principal Prepayments	$153	$309	$658	$938
Senior Loan Syndications	48	648	343	1,298
Scheduled Principal Amortization	24	18	69	53
Payment of Accrued PIK Interest and Dividends and OID	24	11	60	45
Sale of CMBS Securities	—	402	—	402
Sale of Equity Investments	271	110	800	315

Total	$520	$1,498	$1,930	$3,051

Public Manager of Funds of Alternative Assets

We are a leading global alternative asset manager of third-party funds. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we also manage European Capital Limited (“European Capital”), AGNC, American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LLC (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”) and American Capital CRE CDO 2007-1, Ltd. (“ACAS CRE CDO”). We may manage third-party funds either through a consolidated operating subsidiary or through a wholly-owned portfolio company. We refer to the asset management business throughout this report to include the asset management activities conducted by both consolidated operating subsidiaries and wholly-owned alternative asset fund management portfolio companies. As of September 30, 2008, all of our third-party alternative asset fund management services were conducted through our wholly-owned portfolio company, American Capital, LLC.

As of September 30, 2008, our assets under management totaled $16 billion, including $6 billion under management in the third-party funds named above. As of September 30, 2008, our capital resources under management totaled $17 billion, including $7 billion under management in the third-party funds named above.

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

The following table sets forth certain information with respect to our funds under management as of September 30, 2008:

	American Capital	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1	ACAS CRE CDO
Fund type	Public Alternative Asset Manager and Fund	Public Fund - London Stock Exchange	Public REIT Fund - The NASDAQ Global Market	Private Fund	Private Fund	Private Fund	Private Fund

Established	1986	2005	2008	2006	2007	2006	2007

Assets under management	$9.8 Billion(1)	$3.2 Billion(2)	$1.7 Billion	$0.7 Billion	$0.4 Billion	$0.4 Billion	$0.1 Billion

Investment types	Senior and Subordinated Debt, Equity, Structured Products	Senior and Subordinated Debt and Equity	Agency Securities	Equity	Equity	Senior Debt	CMBS

Equity capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in third-party funds that we manage.
(2)	As of June 30, 2008.

European Capital is a publicly traded fund, which is not registered under U.S. securities law, and invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. European Capital was established in Guernsey in 2005. On May 10, 2007, European Capital closed on an IPO of ordinary shares. The ordinary shares were admitted to the Official List of the U.K. Financial Services Authority and to trading on the main market of the London Stock Exchange under the ticker symbol “ECAS.” American Capital, LLC earns an annual base management fee of 2% of European Capital’s assets and receives 20% of the net profits of European Capital, subject to certain hurdles.

AGNC is a publicly traded mortgage real estate investment trust, or REIT, that invests exclusively in single-family residential mortgage pass-through securities and collateralized mortgage obligations, or CMOs, on a leveraged basis. These investments consist of securities issued and guaranteed by government-sponsored entities such as Fannie Mae and Freddie Mac or by a U.S. Government agency such as the Government National Mortgage Association. On May 20, 2008, AGNC successfully completed its IPO of 10 million shares of common stock for net proceeds, net of the underwriters’ discount and estimated expenses, of $186 million. In a private placement concurrent with the AGNC IPO, we purchased 5 million shares of AGNC common stock at the IPO price of $20.00 per share, for proceeds of $100 million. AGNC’s net proceeds from the IPO and the concurrent private placement were $286 million. The shares are traded on The NASDAQ Global Market under the symbol “AGNC.” American Capital, LLC earns an annual base management fee of 1.25% of AGNC’s shareholders’ equity.

ACE I is a private equity fund established in 2006 with $1 billion of equity commitments from third-party investors. ACE I purchased 30% of our equity investments in 96 portfolio companies in 2006 for an aggregate purchase price of $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by American Capital between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of equity commitments are recallable for additional co-investments with American Capital once they have been distributed to the third-party ACE I investors. As of September 30, 2008, there were $90 million of recallable distributions available for add-on investments. American Capital, LLC manages ACE I in exchange for a 2% annual base management fee on the net cost basis of ACE I’s assets and 10% to 30% of the net profits of ACE I, subject to certain hurdles.

ACE II is a private equity fund established in 2007 with $585 million of equity commitments from third-party investors. ACE II purchased 17% of our equity investments in 80 portfolio companies in 2007 for an aggregate purchase price of $488 million. The remaining $97 million commitments will be used to fund add-on investments in the 80 portfolio companies. In addition, 10%, or $58.5 million, of the $585 million of equity commitments are recallable for additional co-investments with American Capital once they have been distributed to the third-party ACE II investors. As of September 30, 2008, ACE II had $90 million and $59 million of unfunded equity commitments and recallable distributions available for add-on investments, respectively. American Capital, LLC manages ACE II in exchange for a 2% annual base management fee on the net cost basis of ACE II’s assets and 10% to 30% of the net profits of ACE II, subject to certain hurdles.

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

Summary of Critical Accounting Policies

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: Valuation of Investments; Interest and Dividend Income Recognition; Stock-based Compensation; and Derivative Financial Instruments. Our accounting policy for the Valuation of Investments was modified during the first and third quarters of 2008 and is presented below. The remaining critical accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Valuation of Investments

Our investments are carried at fair value in accordance with the 1940 Act and SFAS No. 157. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest.

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

In October 2008, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157. Where inputs for an asset or liability fall into more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of September 30, 2008.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of September 30, 2008.

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

-

For securities of portfolio companies for which we have identified the M&A market as the principal market, we estimate the fair value based on the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise fair value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. For minority equity securities, we also estimate the fair value using the Enterprise Value Waterfall valuation methodology. To estimate the enterprise value of the portfolio company, we prepare an analysis consisting of traditional valuation methodologies including market, income and cost approaches. We weight some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to conclude on our estimate of the enterprise value. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company’s assets, third-party valuations of the portfolio company, considering offers from third-parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. This financial and other information is generally obtained from our portfolio companies, and may represent unaudited, projected or proforma financial information. The assumptions incorporated in the valuation methodologies used to estimate the enterprise value consists primarily of unobservable Level 3 inputs, including management assumptions based on judgment. A change in these assumptions could have a material impact on the determination of fair value.

-

For securities of portfolio companies for which we have identified the hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology. In applying the Market Yield valuation methodology, we estimate the fair value based on such factors as third-party broker quotes and market participant assumptions including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The assumptions used to estimate the fair value in a hypothetical secondary market are considered primarily Level 3 inputs. We weight third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. In estimating the remaining life, we generally use an average life based on market data of the average life of similar debt securities. However, if we have information available to us that the debt security is expected to be repaid in the near term, we would use an estimated life based on the expected repayment date. The average life used to estimate the fair value of our debt securities is generally shorter than the legal maturity of the loans as our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our debt securities is based on our experience of current interest rate spreads on similar securities. A change in the unobservable inputs and assumptions that we use to estimate the fair value of our debt securities could have a material impact on the determination of fair value.

-

We value our investments in Structured Products using the Market Yield valuation methodology. We estimate the fair value based on such factors as third-party broker quotes and our cash flow forecasts subject to our assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions which are derived from multiple sources including, but not limited to, third-party broker quotes, recent investments and securities with similar structure and risk characteristics. We weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. The cash flow forecasts and market yields used to discount the cash flows incorporate a significant amount of Level 3 inputs. A change in our default and recovery rate assumptions in the cash flow forecasts or a change in the market yield assumptions could have a material impact on the determination of fair value.

-

We value derivative instruments based on fair value information from both the derivative counterparty as adjusted for nonperformance risk considerations and third-party pricing services. We corroborate the fair value by analyzing the estimated net present value of the future cash flows using relevant market forward interest rate yield curves in effect at the end of the period as adjusted for quantitative and qualitative nonperformance risk considerations.

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

See Notes 3 and 5 to the interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding the classification of our investment portfolio by Levels 1, 2 and 3 as of September 30, 2008.

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

•

The third element is “Net unrealized (depreciation) appreciation of investments,” which is the net change in the estimated fair value of our investments and the estimated fair value of the future payment streams of our interest rate derivatives, at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. In addition, our net unrealized (depreciation) appreciation of investments includes the foreign currency translation from converting assets and liabilities denominated in a foreign currency to the U.S. dollar.

The consolidated operating results for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating income	$278	$310	$833	$886
Operating expenses	123	163	390	463

Operating income before income taxes	155	147	443	423
(Provision) benefit for income taxes	(2)	6	6	(3)

Net operating income	153	153	449	420
Net realized (loss) gain on investments	(3)	71	79	170

Net realized earnings	150	224	528	590
Net unrealized (depreciation) appreciation of investments	(698)	(203)	(1,959)	353

Net (decrease) increase in net assets resulting from operations	$(548)	$21	$(1,431)	$943

Net Operating Income

Operating Income

We have two primary lines of business: Investing and Asset Management/Advisory. We derive the majority of our operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and third-party alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio company investments and includes both management fees for middle market portfolio company management for providing advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, American Capital Financial Services, Inc. (“ACFS”). Our Asset Management/Advisory Segment also includes our third-party alternative asset fund management business. As of September 30, 2008, all of our third-party alternative asset fund management services in our Asset Management/Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent American Capital, LLC declares regular quarterly dividends of its undistributed cumulative net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income.

The following is a summary of our operating income by segment for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$251	$—	$251	$259	$9	$268
Fee and other income	2	25	27	7	35	42

Total operating income	$253	$25	$278	$266	$44	$310

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$730	$18	$748	$684	$38	$722
Fee and other income	9	76	85	13	151	164

Total operating income	$739	$94	$833	$697	$189	$886

Investing Segment

Operating income from our Investing segment consisted of the following for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income on debt securities	$181	$199	$551	$541
Dividend income on equity securities	69	57	172	136
Interest income on bank deposits	1	3	7	7

Interest and dividend income	251	259	730	684

Prepayment fees	2	5	5	8
Other fees	—	2	4	5

Fee and other income	2	7	9	13

Total operating income	$253	$266	$739	$697

Interest income on debt securities decreased by $18 million, or 9%, and increased by $10 million, or 2%, for the three and nine months ended September 30, 2008, respectively, over the comparable periods in 2007 primarily due to a decline in the weighted average effective interest rate on our debt investments and an increase in non-accrual loans, partially offset by an increase in our debt investments. Dividend income on equity securities increased by $12 million, or 21%, and $36 million, or 26%, for the three and nine months ended September 30, 2008, respectively, over the comparable periods in 2007 primarily due to an increase in our equity investments. The following table summarizes selected data for our debt and equity investments, at cost, for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Effective interest rate on debt investments(1)	10.6%	12.1%	11.0%	11.9%
Debt investments(1)	$6,816	$6,540	$6,671	$6,044
Average monthly one-month LIBOR	3.0%	5.4%	2.8%	5.3%
Non-accrual loans at face as of period end	$602	$309	$602	$309
Non-accrual loans at fair value as of period end	$135	$85	$135	$85
Effective yield on equity investments(1)(2)	7.0%	5.8%	5.8%	5.6%
Equity investments(1)(2)	$3,924	$3,982	$3,987	$3,274
Effective interest rate on debt and equity(1)(2)	9.3%	9.7%	9.0%	9.7%
Debt and equity investments(1)(2)	$10,740	$10,522	$10,658	$9,318

(1)	Monthly weighted average.
(2)	Excludes our equity investments in alternative asset fund management portfolio companies.

The monthly weighted average effective interest rate on debt investments, including CMBS, decreased 150 basis points to 10.6% and 90 basis points to 11.0% for the three and nine months ended September 30, 2008, respectively. This is primarily due to a decrease in LIBOR from the prior year resulting in lower interest income on our variable rate loans. As of September 30, 2008 and 2007, 49% and 41%, respectively, of our debt investments were variable rate loans. The decrease in the monthly weighted average effective interest rate is also due to an increase in non-accrual loans, partially offset by an increase in the interest spreads on new investments originated in the last twelve months.

The monthly weighted average effective yield on equity investments increased 120 basis points to 7.0% and increased 20 basis points to 5.8% for the three and nine months ended September 30, 2008, respectively. The comparisons to the prior year are impacted by an increase in dividend income in 2008 from direct equity investments in our alternative asset funds. We recorded dividend income on our equity investment in European Capital of $17 million and $51 million for the three and nine months ended September 30, 2008, respectively, compared to $13 million and $37 million for the three and nine months ended September 30, 2007, respectively. We also recorded dividend income of $5 million and $7 million on our equity investment in AGNC and $12 million and $21 million on our investment in Endeavor Fund I, LP for the three and nine months ended September 30, 2008, respectively, compared to no dividend income in 2007.

Asset Management/Advisory Segment

Operating income from our Asset Management/Advisory segment consisted of the following for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend income	$—	$9	$18	$38

Loan financing fees	8	4	19	31
Equity financing fees	—	11	4	40
Transaction structuring fees	1	5	4	24
Fund asset management fees and reimbursements	8	5	22	27
Portfolio company advisory and administrative fees	5	8	17	21
Other	3	2	10	8

Fee and other income	25	35	76	151

Total operating income	$25	$44	$94	$189

Dividend Income

Each quarter, American Capital, LLC declares a dividend from its undistributed cumulative net operating income to us. The net operating income of American Capital, LLC is comprised of the base management fees, profit sharing (called carried interest or incentive fee) and transaction fees it earns less the operating expenses it incurs for providing fund management services. For the nine months ended September 30, 2008, American Capital, LLC declared dividends of $18 million compared to dividends of $38 million for the nine months ended September 30, 2007. The decrease in dividend income is attributable primarily to a decrease in American Capital, LLC’s net operating income in 2008. The decrease in net operating income is due mostly to lower transaction fees from lower investment volume of its private equity funds under management, mostly European Capital, and lower management fees due to a decrease in assets under management attributable to higher unrealized depreciation on the asset portfolio of European Capital.

Fee and Other Income

Loan financing fees for the three and nine months ended September 30, 2008 increased $4 million, or 100%, and decreased $12 million, or 39%, respectively, over the comparable periods in 2007. The increase in loan financing fees for the three months ended September 30, 2008 was attributable to an increase in the fee collected as a percentage of the loan origination in 2008 as compared to the prior period, partially offset by a decrease in loan originations in 2008. The decrease in loan financing fees for the nine months ended September 30, 2008 was attributable to a decrease in loan originations, partially offset by an increase in the fee collected as a percentage of the loan originations in 2008 as compared to the prior period. The loan originations during the three and nine months ended September 30, 2008 decreased by $193 million and $2,116 million, respectively, over the comparable periods in 2007. The loan financing fees were 1.9% and 0.6% of loan originations for the three months ended September 30, 2008 and 2007, respectively, and 1.2% and 0.8% for the nine months ended September 30, 2008 and 2007, respectively. Loan fees received that are representative of additional yield are recorded as OID and accreted into interest income using the effective interest method and not included in fee income.

Equity financing fees for the three and nine months ended September 30, 2008 decreased $11 million, or 100%, and decreased $36 million, or 90%, respectively, over the comparable periods in 2007. Transaction structuring fees for the three and nine months ended September 30, 2008 decreased $4 million, or 80%, and decreased $20 million, or 83%, respectively, over the comparable periods in 2007. Equity financing fees and transaction structuring fees were significantly lower in 2008 due primarily to reduced volume of American Capital sponsored buyouts.

Prior to the second quarter of 2007, European Capital Financial Services (Guernsey) Limited (“ECFS”) was a consolidated operating subsidiary that earned alternative asset management fees and expense reimbursement revenues. The alternative asset management fees and expense reimbursements revenue earned by ECFS during the nine months ended September 30, 2007 was $15 million. There were no alternative asset management fees and expense reimbursements revenue recorded by us related to ECFS during the three months ended September 30, 2007 or for the three and nine months ended September 30, 2008 as it was deconsolidated in the second quarter of 2007.

Operating Expenses

Operating expenses decreased $40 million, or 25%, and $73 million, or 16%, for the three and nine months ended September 30, 2008, respectively, over the comparable periods in 2007. The comparisons of our operating expenses between the nine months ended September 30, 2008 and 2007 are impacted by the deconsolidation of ECFS in the second quarter of 2007. Our operating leverage was 1.5% and 1.9% for the three months ended September 30, 2008 and 2007, and 1.6% and 1.8% for the nine months ended September 30, 2008 and 2007, respectively. Operating leverage is our operating expenses plus those of ECFS post-deconsolidation, excluding stock-based compensation and interest expense, divided by our total assets under management at period end. Operating expenses consisted of the following for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest	$50	$79	$161	$214
Salaries, benefits and stock-based compensation	52	59	165	177
General and administrative	21	25	64	72

Total operating expenses	$123	$163	$390	$463

Interest Expense

Interest expense for the three and nine months ended September 30, 2008 decreased $29 million, or 37%, and $53 million, or 25%, respectively, over the comparable periods in 2007. The decrease in interest expense for the three months ended September 30, 2008 was due to a decrease in the weighted average borrowings together with a decrease in weighted average interest rate due primarily to a decline in LIBOR. The decrease in interest expense for the nine months ended September 30, 2008 was attributable to a decrease in weighted average interest rate due primarily to a decline in LIBOR. Our weighted average borrowings were $4,339 million and $5,016 million for the three months ended September 30, 2008 and 2007, respectively. Our weighted average borrowings were $4,549 million and $4,542 million for the nine months ended September 30, 2008 and 2007, respectively. The weighted average interest rate on all of our borrowings for the three months ended September 30, 2008 and 2007 was 4.6% and 6.3%, respectively. The weighted average interest rate on all of our borrowings for the nine months ended September 30, 2008 and 2007 was 4.7% and 6.3%, respectively.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Salaries	$29	$38	$88	$114
Benefits	3	4	14	14
Stock-based compensation	20	17	63	49

Total salaries, benefits and stock-based compensation	$52	$59	$165	$177

Salaries, benefits and stock-based compensation decreased $7 million, or 12%, to $52 million and decreased $12 million, or 7%, to $165 million in the three and nine months ended September 30, 2008, respectively, over the comparable periods in 2007. The decrease is primarily due to lower incentive compensation in 2008 from not meeting operating performance criteria and the deconsolidation of ECFS, partially offset by annual salary increases. In response to the changing investment environment, in the second quarter of 2008 as part of a reorganization, we consolidated some of our offices and eliminated over 80 positions.

General and Administrative Expenses

General and administrative expenses decreased $4 million, or 16%, to $21 million, and decreased $8 million, or 11%, to $64 million, in the three and nine months ended September 30, 2008, respectively, over the comparable periods in 2007. The decrease is primarily due to lower employee recruiting expense and the deconsolidation of ECFS.

Provision for Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income based on our tax year. Taxable ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary taxable income and long-term capital gains that are distributed to its shareholders, including “deemed distributions” discussed below. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary taxable income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax fiscal years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. We have a tax year that ends on September 30.

In addition, a RIC may elect to retain its long-term capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax of 35% on the long-term capital gains for the benefit of its shareholders. Shareholders would then report their share of the retained long-term capital gains on their income tax returns as if it had been received and report a tax credit for the tax paid on their behalf by the RIC. Shareholders then add the amount of the “deemed distribution,” net of such tax, to the basis of their shares.

We designated dividends paid in our tax year ended September 30, 2008 as dividends of our ordinary taxable income and long-term capital gains from our prior tax year ended September 30, 2007. Accordingly, dividends declared by June 16, 2008, the extended due date of our return, and paid by September 30, 2008, were comprised of a portion of our ordinary taxable income and all of our long-term capital gains from the tax year ended September 30, 2007.

For the tax year ended September 30, 2008, we had net long-term capital gains of $155 million. We elected to retain such capital gains by treating them as a “deemed distribution” and paying the federal tax on behalf of our shareholders of $54 million in October 2008, which is included in net realized gains (losses) on the accompanying consolidated statements of operations.

As of September 30, 2008, we had undistributed ordinary taxable income of $518 million. We paid a dividend of $218 million on October 14, 2008 reducing our undistributed ordinary taxable income to $300 million. In order for this undistributed ordinary taxable income to be considered distributed for our tax year ended September 30, 2008, it will need to be declared as a dividend by June 15, 2009 and paid by September 30, 2009. As of September 30, 2008, we did not have any undistributed long-term capital gains since they are treated as being distributed through the “deemed distribution”.

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary taxable income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar year ended December 31, 2007 and the one-year period ending October 31, 2007, we did not distribute at least 98% of our ordinary income and capital gains and paid the 4% excise tax. For the calendar year ended December 31, 2008, we do not expect to distribute at least 98% of our ordinary income and therefore we expect to pay the 4% excise tax for that period. Through September 30, 2008, we distributed all of our long-term capital gains through the “deemed distribution” and therefore did not accrue any excise tax on our long-term capital gains as of September 30, 2008. In the prior quarter, we had not expected to distribute all of our long-term capital gains for the period ended October 31, 2008 and therefore we accrued an excise tax that was reversed in the third quarter of 2008. For the three months ended September 30, 2008 and 2007, we accrued $2 million and $0 million, respectively, and for the nine months ended September 30, 2008 and 2007, we accrued $6 million and $6 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For both the three and nine months ended September 30, 2007, we accrued $4 million of excise tax attributable to undistributed capital gains, which is included in net realized gain on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2008, we recorded a tax benefit of $5 million and $1 million, respectively, for the reversal of excise tax accrued on undistributed capital gains as the amounts were distributed as of September 30, 2008 as a “deemed distribution”, which are included in net realized gains on the accompanying consolidated statements of operations. Prior to the third quarter of 2008, our intent was to distribute long-term capital gains.

Our consolidated taxable operating subsidiary, ACFS, is subject to corporate level federal and state income tax. For the three and nine months ended September 30, 2008, we recorded a tax benefit of $0 million and $13 million, respectively, compared to a tax provision of $6 million and $4 million for the three and nine months ended September 30, 2007, respectively. For the nine months ended September 30, 2008, ACFS had an operating loss due to significantly reduced fee income primarily as a result of lower new investment originations in 2008.

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments for the three and nine months ended September 30, 2008 and 2007 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Contec Holdings, Ltd.	$57	$—	$57	$—
SSH Acquisition, Inc.	36	—	36	—
PaR Systems, Inc.	19	—	19	—
BPWest, Inc.	—	—	69	—
Pasternack Enterprises, Inc.	—	—	33	—
Exstream Holdings, Inc.	—	—	18	—
PHC Acquisition, Inc.	—	—	16	—
Technical Concepts, LLC	—	—	11	—
ACSAB, LLC	—	43	—	43
SAV Holdings, Inc.	—	43	—	43
EAG Acquisition, LLC	—	—	—	50
The Hygenic Corporation	—	—	—	22
Ranpak, Inc.	—	—	—	19
Other, net	21	12	28	46

Total gross realized portfolio gain	133	98	287	223

Stein World, LLC	(32)	—	(32)	—
ZAIS Investment Grade Limited IX	(12)	—	(12)	—
Safemark Acquisitions, Inc.	—	—	(12)	—
Danchem Technologies, Inc.	(1)	—	(12)	—
NPC Holdings, Inc.	—	—	(11)	—
nSpired Natural Foods, Inc.	—	—	(10)	—
Sale of 22 CMBS investments	—	(22)	—	(22)
Logex Corporation	—	—	—	(21)
Other, net	(15)	(6)	(34)	(23)

Total gross realized portfolio loss	(60)	(28)	(123)	(66)

Total net realized portfolio gain	73	70	164	157

Interest rate derivative periodic (payments) receipts, net	(9)	6	(18)	10
Interest rate derivative termination (payments) receipts, net	(5)	(1)	(7)	7
Foreign currency transactions	(13)	—	(7)	—
Taxes on net realized gains	(49)	(4)	(53)	(4)

Total net realized (loss) gain	$(3)	$71	$79	$170

A summary of each realized gain or loss of $15 million or more during the nine months ended September 30, 2008 and 2007 is included below:

In the third quarter of 2008, we received full repayment of our remaining $88 million subordinated debt investment in Contec Holdings, Ltd. and sold all of our equity interests for $165 million in proceeds realizing a total gain of $57 million offset by a reversal of unrealized appreciation of $58 million. We provided $135 million in subordinated debt financing to the purchasers.

In the third quarter of 2008, we received full repayment of our remaining $32 million subordinated debt investment in SSH Acquisition, Inc. and sold all of our equity interests for $59 million in proceeds realizing a total gain of $36 million offset by a reversal of unrealized appreciation of $40 million. The gain that we recognized included escrowed proceeds that we expect to receive of $6 million. We provided $141 million in senior and subordinated debt financing to the purchasers.

In the third quarter of 2008, we sold all of our equity interests in PaR Systems, Inc. for $20 million in proceeds realizing a total gain of $19 million offset by a reversal of unrealized appreciation of $20 million. The gain that we recognized included escrowed proceeds that we expect to receive of $1 million. We provided $5 million in senior debt financing to the purchasers.

In the third quarter of 2008, all of the operating assets of Stein World, LLC were sold pursuant to a sale foreclosure initiated by the lenders senior to us. We did not receive any proceeds from the sale and wrote off our debt investments during the third quarter of 2008 realizing a loss of $32 million offset by a reversal of unrealized depreciation of $32 million.

In the second quarter of 2008, we received full repayment of our remaining $9 million subordinated debt investment in BPWest, Inc. and sold all of our equity interests for $75 million in proceeds realizing a total gain of $69 million offset by a reversal of unrealized appreciation of $71 million. The gain that we recognized included escrowed proceeds that we expect to receive of $4 million.

In the second quarter of 2008, we received full repayment of our remaining $27 million subordinated debt investment in PHC Acquisition, Inc. and sold equity interests for $32 million in proceeds realizing a total gain of $16 million offset by a reversal of unrealized appreciation of $20 million. We retained a 5.8% common equity interest in the acquiring portfolio company, Primrose Holding Corporation. The gain that we recognized included escrowed proceeds that we expect to receive of $4 million.

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

Our portfolio company ACSAB, LLC (“ACSAB”) held an investment in ASAlliances Biofuels, LLC (“ASAlliances”). During the third quarter of 2007, ASAlliances was sold to VeraSun Energy Corporation (“VeraSun”) (NYSE: VSE) for cash and stock consideration. ACSAB distributed to us our share of its sale proceeds, after tax, consisting of cash, stock of VeraSun and an escrow holding additional stock of VeraSun with a total value of $73 million. The value of the VeraSun stock on the date of the sale was $32 million and the expected proceeds of the escrow were $12 million. As part of the sale transaction, we also received full repayment of our $48 million subordinated debt investment in ASAlliances. We recorded a total realized gain on the transaction of $43 million offset by a reversal of unrealized appreciation of $55 million.

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

In the third quarter of 2007, we sold our investments in 121 subordinated tranches of bonds in 22 CMBS trusts to ACAS CRE CDO, a new commercial real estate collateralized debt obligation trust. Our cost basis in the CMBS bonds sold to ACAS CRE CDO was $642 million with a principal balance of $1.2 billion. Third-party investors in ACAS CRE CDO purchased AAA through A- bonds for a total purchase price of $411 million with a principal balance of $412 million. We purchased investment grade and non-investment grade notes and preferred shares of ACAS CRE CDO for a total purchase price of $215 million with a principal balance of $763 million. In accordance with SFAS No. 140, the securities that we purchased are considered to be beneficial interests in the sold CMBS bonds that are retained by us. The beneficial interests that continue to be held by us were measured at the date of transfer by allocating the previous carrying amount of the sold CMBS bonds between the ACAS CRE CDO notes sold to third-parties and the ACAS CRE CDO notes and preferred shares that we continue to hold based on their relative fair values. American Capital, LLC serves as the collateral manager for ACAS CRE CDO in exchange for an annual senior management fee of 7.5 basis points and a subordinate fee of 7.5 basis points. In accordance with SFAS No. 140, the fair value of the collateral management agreement estimated to be $2 million was included as additional sale proceeds and treated as being contributed to American Capital, LLC increasing our cost basis in that portfolio investment. We recorded a net realized loss of $22 million in the third quarter of 2007 related to this transaction offset by a reversal of unrealized depreciation of $17 million.

In the second quarter of 2007, a then newly formed holding company, EAG Limited, closed on an initial public offering and began trading on the London Stock Exchange. As part of the offering, we sold all of our shares in our portfolio company, EAG Acquisition, LLC, for proceeds of $55 million and received full repayment of our $104 million senior and subordinated debt investment. We realized a total gain of $50 million offset by a reversal of unrealized appreciation of $26 million.

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

In the second quarter of 2007, the operating assets of Logex Corporation were sold pursuant to an asset purchase and sale agreement. We received cash proceeds from the sale of the operating assets as partial payment on our subordinated debt investments and expect to receive additional payments on our subordinated debt investments from sale proceeds held in escrow. We deemed our equity investments and subordinated debt investments that will not be repaid with any of the sale proceeds held in escrow as worthless and wrote off the securities realizing a loss of $21 million offset by a reversal of unrealized depreciation of $21 million.

We record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We generally pay a fixed rate and receive a floating rate based on LIBOR under our interest rate swap agreements. For the three and nine months ended September 30, 2008, we recorded a net realized loss of $9 million and $18 million, respectively, compared to a net realized gain of $6 million and $10 million, respectively, for the three and nine months ended September 30, 2007 from the settlement of the periodic interest payments under our interest rate swap agreements. The unfavorable periodic interest settlements in 2008 as compared to 2007 are due primarily from the decrease in LIBOR rates in 2008 as compared to 2007.

Cash payments received or paid for the termination of an interest rate derivative agreement are recorded as a realized gain or loss upon termination. Interest rate swap agreements were terminated prior to their maturity resulting in net cash settlement payments of $5 million and $7 million for the three and nine months ended September 30, 2008 compared to net cash settlement payments of $1 million for the three months ended September 30, 2007 and net cash settlement receipts of $7 million for the nine months ended September 30, 2007.

For our tax year ended September 30, 2008, we had net long-term capital gains of $155 million. We elected to retain such capital gains and pay a federal tax on behalf our shareholders of $54 million, which is in included in our net realized gain (loss) for the three and nine months ended September 30, 2008. Refer to Note 10 to the interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation (depreciation) of investments is based on valuations approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross unrealized appreciation of private finance portfolio investments	$184	$161	$285	$428
Gross unrealized depreciation of private finance portfolio investments	(334)	(170)	(840)	(370)
Impact of adopting SFAS No. 157	(33)	—	(247)	—

Net unrealized (depreciation) appreciation of private finance portfolio investments	(183)	(9)	(802)	58
Net unrealized depreciation of managed funds(1)(2)	(262)	(50)	(391)	(55)
Net unrealized (depreciation) appreciation of American Capital, LLC(1)	(2)	—	(159)	493
Net unrealized depreciation of Structured Products	(85)	(37)	(400)	(55)
Reversal of prior period net unrealized appreciation upon realization	(67)	(101)	(180)	(124)

Net unrealized (depreciation) appreciation of portfolio company investments	(599)	(197)	(1,932)	317
Foreign currency translation	(90)	49	(17)	61
Derivative agreements	(9)	(55)	(10)	(25)

Net unrealized (depreciation) appreciation of investments	$(698)	$(203)	$(1,959)	$353

(1)	Excludes foreign currency translation.
(2)	Includes European Capital and AGNC for the period ended September 30, 2008 and European Capital only for the period ended September 30, 2007.

Private Finance

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies. There is generally no publicly available information about these companies and there generally does not exist a primary or secondary market for the trading of these privately issued securities. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

During the three and nine months ended September 30, 2008, we recorded $183 million and $802 million, respectively, of net unrealized depreciation on our private finance portfolio investments, including $33 million and $247 million, respectively, of net unrealized depreciation as a result of the change in our accounting methodologies from the adoption of SFAS No. 157. The remaining $150 million and $555 million of net unrealized depreciation on our private finance portfolio investments during the three and nine months ended September 30, 2008, respectively, was driven primarily by declines in trading multiples of comparable public companies and cash flows of certain portfolio companies.

As discussed in Notes 3 and 5 to our interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, we adopted SFAS No. 157 on January 1, 2008. As a result of the adoption of

SFAS No. 157, we were required to modify our valuation methodologies for certain of our private finance investments. The effect on our year-to-date 2008 earnings from the adoption of SFAS No. 157 was $247 million of unrealized depreciation as follows:

•

Market Yield Analysis—prior to the adoption of SFAS No. 157, we generally determined the fair value of our private finance portfolio investments by using the Enterprise Value Waterfall valuation methodology. This valuation approach results in the determination of a fair value of our investments based on a change of control in an M&A transaction or a recapitalization of the enterprise based on the value of the enterprise. However, upon the adoption of SFAS No. 157, for investments in debt and redeemable preferred equity securities of portfolio companies for which we do not have the ability to initiate a sale of the portfolio company as of the measurement date and for which there is no active market, we are required under SFAS No. 157 to use a hypothetical secondary market as our principal market. We determine the fair value based on the assumptions that hypothetical market participants would use to value the security in a current hypothetical sale using the Market Yield valuation methodology. During the three and nine months ended September 30, 2008, we recorded $33 million and $199 million, respectively, of net unrealized depreciation as a result of using a Market Yield valuation methodology to determine the fair value of these investments instead of the Enterprise Value Waterfall valuation methodology. We intend to hold these private finance portfolio investments until settlement or maturity which would generally be on a change of control event such as a sale or recapitalization of the company. In general, we would not exit these investments in a secondary market where the sale proceeds would be based on a market yield. Accordingly, we do not expect to realize this $199 million of cumulative net unrealized depreciation if we hold the investments to settlement or maturity, and there are no significant unanticipated impairments.

•

Transaction Costs—SFAS No. 157 defines fair value in terms of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”) and excludes transaction costs. Prior to the adoption of SFAS No. 157, our valuation policy for investments recently originated or acquired was to generally consider our entry price (which is the initial cost of the investment including transaction costs) in determining our initial fair value. During the nine months ended September 30, 2008, we recorded $48 million of net unrealized depreciation related to recently originated equity investments in our private finance portfolio as a result of using the exit price instead of the entry price in determining their fair values and thereby excluding initial transaction costs in our determination of fair value.

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital formed in the second quarter of 2007, is a holding company of wholly-owned third-party fund managers. During the three and nine months ended September 30, 2008, we recognized $2 million and $159 million, respectively, of unrealized depreciation on our investment in American Capital, LLC. This decline was primarily driven by a decrease in the trading multiples of comparable asset management companies and a decline in its projected management fees due to lower transaction fees and a decline in the growth rate of assets under management. The lower transaction fees are due to lower investment originations of the current alternative asset funds under its management. The decline in projected assets under management of American Capital, LLC was due in part to additional unrealized depreciation as a result of changes to accounting valuation policies upon the adoption of SFAS No. 157 by the third-party alternative asset funds managed by American Capital, LLC.

Managed Funds

Included in our investments in managed funds is our 68% controlling majority-owned interest in European Capital, a company publicly traded on the London Stock Exchange under the ticker symbol “ECAS”. As outlined in our accounting policy and in accordance with the 1940 Act for determining fair value, for securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the market quote would be obtainable upon transfer of control. As of September 30, 2008 and December 31, 2007, European Capital’s market quote was €3.65 and €6.98 per share, respectively. As of September 30, 2008 and December 31, 2007, the fair value of our controlling majority-owned equity interest in European Capital was determined to be €4.30 and €7.88 per share, respectively, which was based on the market quote plus a control premium of 18% and 13%, respectively. The $367 million of unrealized depreciation in our investment in European Capital during the nine months ended September 30, 2008 was driven primarily by a decrease in the market quote from December 31, 2007 to September 30, 2008. Including the impact of foreign currency translation, our equity investment in European Capital was valued at $449 million and $839 million as of September 30, 2008 and December 31, 2007, respectively. A control premium was applied to the market quote as it was determined in good faith by our Board of Directors that additional value above the market quote would be obtainable upon the sale of our controlling interest in European Capital. The purchaser of the majority-owned controlling interest in European Capital would have the ability to realize the net asset value and take advantage of synergies and other benefits that would result from control over European Capital.

Also included in our investments in managed funds is our equity investment in AGNC. The shares are traded on The NASDAQ Global Market under the symbol “AGNC.” As of September 30, 2008, AGNC’s closing market quote was $17.32 per share. As of September 30, 2008, our shares of AGNC common stock were subject to an underwriters’ lock-up agreement that expires in May 2009. Therefore, a discount of approximately 12% was applied to the closing value of our AGNC common stock holdings as of September 30, 2008 to determine its fair value of $76 million.

Structured Products

American Capital also has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities. During the three and nine months ended September 30, 2008, we recorded $85 million and $400 million of net unrealized depreciation, respectively, on our Structured Products investments. Our CMBS portfolio, which includes a commercial real estate CDO, experienced $55 million and $281 million of net unrealized depreciation and our commercial CLO and CDO portfolios experienced $30 million and $119 million of net unrealized depreciation during the three and nine months ended September 30, 2008, respectively. We value our Structured Products investments using the Market Yield valuation methodology. We estimate fair value based on third-party broker quotes and our cash flow forecasts subject to our assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, recent investments and securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We considered that the current market for our Structured Products investments would be considered an inactive market and that the information used by the third-party brokers to develop the quotes were generally not based on actual transactions. We attempted to obtain multiple third-party broker quotes for all of Structured Products investments. We were generally able to receive third-party broker quotes for a significant majority of our Structured Products investments; however we generally received a limited number of third-party broker quotes per investment. The third-party broker quotes that we were able to obtain were provided as a source of indicative prices and were not binding offers. We evaluated the reasonableness of the broker quotes based on our knowledge of recent secondary offerings of similar securities reviewed by us, and to the extent possible, based on our knowledge of actual trades of similar securities. The reliance on broker quotes in determining the fair value of our Structured Products investments is specific to the facts and circumstances of each individual investment, but generally we weighted the use of broker quotes in determining the fair value of our Structured Products investments less than 50%. The $85 million and $400 million of net unrealized depreciation during the three and nine months ended September 30, 2008, respectively, and the accumulated net unrealized depreciation as of September 30, 2008 of $563 million is driven primarily by dramatic widening of the investments spreads caused by the liquidity crisis in the market. The liquidity crisis has driven investors’ expected returns higher on Structured Products investments. In general, there is not a liquid market for our non-investment grade Structured Products investments. However, there have been a few trades of securities of similar Structured Products investments in what is considered to be an illiquid distressed market during 2008, which has had the effect of decreasing the values of the overall Structured Products market. Our unrealized depreciation has generally not been driven by actual credit quality of the underlying loan pools as the investments have generally performed as underwritten to date.

We expect that we will hold these Structured Products investments until settlement or maturity. Based on our September 30, 2008 assumptions of future default and recovery rates, reinvestment spreads and prepayment rates, we anticipate that we will realize upon the settlement or maturity approximately $535 million more in proceeds than the fair value as of September 30, 2008. The primary difference between the fair value as of September 30, 2008 and the anticipated proceeds at maturity is that the current market yields used to value these securities do not have an impact on our anticipated proceeds at settlement or maturity if our current assumptions of the future credit quality and cash flows prove accurate.

Our CMBS bonds are secured by diverse pools of high quality commercial mortgage loans. We also have an investment in ACAS CRE CDO, which is a commercial real estate CDO secured by CMBS bonds. As of September 30, 2008, our total investment in CMBS bonds and ACAS CRE CDO at fair value was $273 million, or 3% of our total investments. Our direct CMBS bonds and the CMBS bonds held by ACAS CRE CDO are secured by approximately $113 billion of commercial mortgage loans, although senior creditors typically have claims against those loans that are superior to our interests. Our investments in these securities have generally performed in accordance with our original underwriting assumptions and through September 30, 2008, we have experienced minimal losses of underlying commercial mortgage loan collateral of the CMBS bonds.

Our commercial CLO securities are generally secured by diverse pools of high quality commercial corporate loans and have minimal exposure to residential mortgage loans. Certain of our commercial CLO investments are in a joint venture portfolio company. As of September 30, 2008, our investment in commercial CLO securities at fair value was $112 million, or only 1% of our total investments. Our commercial CLO securities are secured by approximately $12 billion of primarily commercial corporate loans, although senior creditors typically have claims against those loans that are superior to our interests. Our investments in these securities have generally performed in accordance with our original underwriting assumptions.

Our CDO securities are generally secured by diverse pools of bonds of other securitizations including commercial loans, CMBS and residential mortgage backed securities. As of September 30, 2008, our total investment in CDO securities at fair value was only $1 million, or less than 1% of our total investments.

Foreign Currency Translation

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three and nine months ended September 30, 2008, the foreign currency translation adjustment recorded in our interim consolidated statements of operations as unrealized depreciation was $90 million and $17 million, respectively, primarily as a result of the Euro depreciating against the U.S. dollar.

Interest Rate Derivative Agreements

For interest rate derivative agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period, adjusted for nonperformance risk, if any, including an evaluation of our credit risk and our counterparty’s credit risk. A negative fair value would represent an amount we would have to pay a third-party and a positive fair value would represent an amount we would receive from a third-party to assume our obligation under an interest rate derivative agreement. They generally appreciate or depreciate primarily based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of derivative agreements. The decrease in the fair value of our interest rate derivative agreements during the three and nine months ended September 30, 2008 is primarily due to a decrease in the forward interest rate yield curve.

Fair Value Compared to Realizable Value

We invest primarily in Level 3 assets, generally with the intention to hold the assets to settlement or maturity. We anticipate holding the debt investments in our private finance portfolio until maturity or until they are repaid through a change of control of the portfolio company; however we cannot estimate either the future sale date or the time period before the debt investments may be prepaid before their maturity date. We also intend to hold our Structured Products investments until maturity, which could be in excess of ten years. The current lack of liquidity in the financial markets has caused investment spreads between the cost of funds and investment income to widen dramatically on our investments, which in most cases results in current fair values for many Level 3 assets that are materially lower than the values we anticipate realizing on settlement or maturity (“Realizable Value”). This is especially true regarding fair value estimates on investments with longer expected settlement or maturity dates. The current market yields used to value these investments should not have an impact on the amount of proceeds we would expect to receive upon settlement or maturity.

For example, at the end of the third quarter of 2008, we held an investment in a commercial real estate collateralized debt obligation (ACAS CRE CDO) that has been depreciated $172 million inception to date, including $126 million in the nine months ended September 30, 2008. This investment is currently producing approximately $6 million per quarter of cash flow, but its current fair value determined in accordance with GAAP is $47 million; however, we anticipate realizing $198 million of our investment on settlement or maturity based on our assumptions as of September 30, 2008 of future credit losses, which includes a recession, over the life of the investment. We believe the valuations of investments such as these are significantly impacted by both the lack of demand for such products and the lack of liquidity in the current market to finance the acquisition of these investments, thereby decreasing leveraged returns and prices that market participants are willing to pay for these securities. As such, there are material differences between the current GAAP fair value of several classes of our Level 3 assets compared to the value we anticipate we will realize on settlement or maturity if our current assumptions of future credit quality and cash flows are accurate.

We noted that in March 2008, the staff of the SEC’s Division of Corporation Finance published a letter that it had sent to a number of public companies regarding the disclosures in their periodic reports of the impact of SFAS No. 157. In the letter, companies are asked to consider disclosing for Level 3 assets “… whether you believe the fair values diverge materially from the amounts you currently anticipate realizing on settlement or maturity. If so, disclose why and provide the basis for your views.” Because we believe many of these GAAP fair values diverge materially from the Realizable Value, we are providing pro forma information on the Realizable Value of our assets in comparison to the fair value determined under GAAP.

As of September 30, 2008, we expect that our Realizable Value will exceed our fair value determined in accordance with GAAP as of September 30, 2008 by approximately $731 million.

As of September 30, 2008, all of our portfolio investments are valued using Level 3 inputs. The following table summarizes the current GAAP cost basis and fair value of our investments as of September 30, 2008 compared to the Realizable Value (in millions):

Asset Class	GAAP Cost Basis	GAAP Fair Value	Realizable Value(1)	Difference Between Realizable Value and GAAP Fair Value
Private Finance	$8,419	$7,528	$7,727	$199
Managed Funds	1,357	863	863	—
Structured Products	949	386	921	535
American Capital, LLC	69	318	318	—
Derivatives, net	1	(84)	(87)	(3)

Total	$10,795	$9,011	$9,742	$731

(1)	Use of Non-GAAP Information—Realizable Value is a non-GAAP financial measure which management uses in its internal analysis of results, and believes may be informative to investors gauging the quality of our assets and financial performance from a long-term perspective, identifying trends in our results and providing meaningful period-to-period comparisons. Realizable Value is defined as the future value that American Capital anticipates realizing on the settlement or maturity of its investments. As of the measurement date, it does not represent current GAAP fair value or net present value and is based on assumptions as of the measurement date. Accordingly, changes to expectations of future cash flows as a result of events subsequent to the measurement date are not reflected in the Realizable Value as of the measurement date. American Capital believes that this non-GAAP financial measure provides information useful to investors because American Capital generally intends to hold its assets to settlement or maturity, and there may be material differences between the GAAP fair values of its investments and the amounts American Capital expects to realize on settlement or maturity. This is primarily because the current lack of liquidity in the financial markets has caused investment spreads between the cost of funds and investment income to widen significantly on investments, resulting in current fair values under SFAS No. 157 that are materially lower than what American Capital currently anticipates realizing on settlement or maturity. American Capital believes that providing investors with Realizable Value in addition to the related GAAP fair value gives investors greater transparency to the information used by management in its financial operational decision-making. Although American Capital believes that this non-GAAP financial measure enhances investors’ understanding of its business and performance, Realizable Value should not be considered as an alternative to GAAP basis financial measures. A reconciliation of non-GAAP Realizable Value to GAAP fair value is set forth above.

Third-Party Valuation of Portfolio Investments

Our Board of Directors is ultimately responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith. In that regard, the Board of Directors retains independent third-party valuation firms to assist it by having the third-party valuation firms regularly perform certain procedures that the Board of Directors identifies and requests the respective third-party firms to perform on a predetermined selection of the Board of Director’s fair value determinations (the “Procedures”). The Board of Directors may also obtain valuation assistance from such firms on other portfolio investments. Representatives from the valuation firms also attend our quarterly valuation meetings and provide their respective quarterly reports to the Audit and Compliance Committee of the Board of Directors. Each quarter, the third-party valuation firms will perform Procedures on our determination of the aggregate fair value of approximately one fourth of our investments in companies that have both been portfolio companies for at least one year and that have a fair value in excess of $25 million, in accordance with our valuation procedures.

Our Board of Directors engaged two valuation firms, Houlihan Lokey Howard & Zukin Financial Advisors Inc. (“Houlihan Lokey”) and Duff & Phelps, LLC (“Duff & Phelps”) to perform Procedures on our fair value determinations for the third quarter of 2008. Houlihan Lokey and Duff & Phelps are both leading international valuation firms. For the quarter ended September 30, 2008, Houlihan Lokey performed its Procedures on valuations of a total of nine portfolio investments with a fair value of $1.0 billion. This value is approximately 11% of the fair value of our total investments as of September 30, 2008. Duff & Phelps also performed its Procedures on valuations of an additional 14 portfolio investments, with a fair value of $0.6 billion as of the period end. This value is approximately 7% of the fair value of our total investments as of September 30, 2008. For the last four quarters, third-party valuation firms performed Procedures on an aggregate of 85 portfolio companies totaling $5.9 billion in fair value as of their respective valuation dates, in accordance with our valuation procedures. For those portfolio investments on which each valuation firm has performed Procedures during each applicable period, using the scope of review set forth by our Board of Directors and in accordance with our valuation procedures, the Board of Directors has made a fair value determination for such investments that is within each valuation firm’s aggregate range of fair value for the investments. Additionally, in connection with its review, Duff & Phelps also concluded that the aggregate range of fair value determined by the Board of Directors for the investments on which it performed Procedures was not unreasonable. For the quarter ended September 30, 2008, the predetermined selection of portfolio investments to be reviewed by the valuation firms would have included as part of the normal predetermined selection process our investments in European Capital and American Capital, LLC, whose wholly-owned subsidiary is the investment advisor to European Capital. In light of the proposed acquisition of European Capital pursuant to the implementation agreement, those two portfolio investments were not included in the selection by the Board of Directors of portfolio investments reviewed for the quarter ended September 30, 2008.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the latest twelve months (“LTM”) ended September 30, 2008 and 2007 and for the three months ended September 30, 2008 and 2007 annualized:

	Period Ended September 30,
	2008	2007
LTM net operating income return on average equity at cost	9.6%	11.1%
LTM realized earnings return on average equity at cost	11.6%	15.8%
LTM (loss) earnings return on average equity	(28.5)%	24.0%
Current quarter net operating income return on average equity at cost annualized	9.1%	10.6%
Current quarter realized earnings return on average equity at cost annualized	8.9%	15.5%
Current quarter (loss) earnings return on average equity annualized	(41.1)%	1.3%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had $320 million in cash and cash equivalents and $109 million of restricted cash. On October 14, 2008, we paid $218 million in a cash dividend for our shareholders of record on October 6, 2008. Our restricted cash consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt and are not available for our general operations. As of September 30, 2008, we had $505 million of availability under our revolving credit facilities (excluding standby letters of credit of $15 million). As discussed below, our ability to draw on these facilities though is limited due to the restrictions on leverage for BDCs under the 1940 Act. As of September 30, 2008, we had commitments under loan and financing agreements to fund up to $992 million to 60 portfolio companies. During the first nine months of 2008, we principally funded our investments as follows:

•	Draws on revolving credit facilities;

•	Proceeds from the issuance of common stock from an equity offering and under a forward sale agreement; and

•	Repayments of loans, sales of equity investments and syndications of senior loans.

The crisis in the global credit markets during the past year, and more specifically subsequent to September 30, 2008, has adversely affected all industry sectors. We believe that the market disruption may continue to adversely affect financial services companies with respect to the valuation of their investment portfolios, tighter lending standards and reduced access to capital. We also believe that the economy has entered into a recession. A recession may lead to a further decline in earnings and/or decline in valuation multiples for our portfolio companies. Also, the liquidity crisis could further widen the investment spreads on structured products and certain of our private finance portfolio investments causing a decrease in the fair value of these investments. Although we cannot predict future market conditions, we believe that the financing resources currently available to us as well as our continuing ability to generate operating cash flows and sell existing portfolio investments will provide us with adequate liquidity to execute our current business strategy including the payment of the minimum amount of dividends to maintain our qualification as a RIC. Additionally, our remaining 2008 business plan has been developed with certain assumptions, such as no new capital raises and the reinvestment of capital only as we experience liquidity through realizations from exits and repayments.

Our ability to draw on our revolving credit facilities can be reduced under certain circumstances, including a reduction in our tangible net worth below specified minimum thresholds, a decrease in our corporate unsecured debt rating below a specified level and a decrease in our asset coverage ratios below a specified threshold. In September 2008, we amended both our secured and unsecured revolving credit facilities which included a reduction of our minimum tangible net worth covenants. However, if we experience future net decreases in shareholders’ equity from operations, our tangible net worth could decrease below the minimum thresholds required in our revolving credit facilities or our ability to borrow may be limited due to the restrictions on leverage for BDCs under the 1940 Act. A breach of these covenants could have material adverse consequences, such as a rating agency downgrade and/or acceleration of the debt outstanding under our revolving and unsecured term debt facilities. Also, certain of our borrowing facilities include a cross-default provision under which a payment or covenant default in another facility could cause a default in that facility. It is likely that we would not have the liquidity to repay accelerated debt in the above circumstances.

As a BDC, our asset coverage, as defined in the 1940 Act, must be at least 200% after each issuance of senior securities. As of September 30, 2008 and December 31, 2007, our asset coverage was 211% and 234%, respectively. We are also required to distribute annually 90% or more of our ordinary taxable income to qualify as a RIC under Subchapter M of the Code. As permitted by the Code, we can designate dividends paid in our subsequent tax year ending September 30, 2009 as dividends of our or taxable income for our tax year ending September 30, 2008 if those dividends are both declared by the extended due date of our federal income tax return and paid to our shareholders by the last day of our subsequent tax year. As of September 30, 2008, we had undistributed ordinary income of $518 million. We paid a dividend of $218 million on October 14, 2008 reducing our undistributed ordinary income to $300 million. In order for this undistributed ordinary income to be considered distributed for our tax year ended September 30, 2008 and therefore not incur any income tax liability, it will need to be declared as a dividend by June 15, 2009 and paid by September 30, 2009. In order to maintain our qualification as a RIC, we are required to distribute at least 90% of our annual ordinary taxable income. For our tax year ended September 30, 2008, we would be required to distribute at least $225 million of our $300 million of our remaining undistributed ordinary income by September 30, 2009 in order to continue maintain our qualification as a RIC. If we were to only distribute the minimum 90% of our 2008 ordinary taxable income by September 30, 2009, we would be subject to income tax on the 10% undistributed ordinary taxable income. If we did not meet these future minimum distribution requirements, we would be subject to income taxes on our entire taxable income for 2008, regardless of our distributions already made. Further, in order to continue to maintain our qualification as a RIC for our tax year ending September 30, 2009, we will be required to distribute at least 90% of the ordinary taxable income by declaring it by June 15, 2010 and paying it by September 30, 2010.

We have revised our dividend policy to manage our capital base proactively in the current volatile markets. We have retained our 2008 net long-term capital gains and will retain future net long-term capital gains and treat them as “deemed distributions”. We do not expect to pay further dividends for the remainder of 2008. Our Board of Directors will evaluate the declaration of our quarterly dividend after our financial results are determined each quarter, so that we may more precisely assess our taxable income, cash flow and changes in fair value to better manage our tangible net worth in the current volatile markets.

We are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount without shareholder approval. As of September 30, 2008, our net asset value per share was $24.43 per share and our closing market price was $25.51 per share. We do not have shareholder approval to issue or sell shares below our net asset value per share. To the extent that our common stock continues to trade at a market price below our net asset value per share, we will be precluded from raising equity capital through public offerings of our common stock. The asset coverage requirement of a BDC under the 1940 Act also effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

Equity Capital Raising Activities

For the nine months ended September 30, 2008 and 2007, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements (“FSA”). As of September 30, 2008, all of the FSA have been fully settled. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through FSA, and the proceeds we received, excluding underwriting fees and issuance costs, for the public offerings of our common stock for the nine months ended September 30, 2008 and 2007 (in millions):

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
Issuances under November 2007 FSA	4.0	$142	$35.61
March 2008 public offering	8.7	302	34.77

Total for the nine months ended September 30, 2008	12.7	$444	$34.96

September 2007 public offering	0.9	$34	$37.63
Issuances under June 2007 FSA	2.9	126	43.16
June 2007 public offering	17.4	748	43.02
June 2007 direct offering	0.2	11	46.47
Issuances under March 2007 FSA	6.0	259	43.17
Issuances under January 2007 FSA	2.0	88	43.84
March 2007 public offering	4.4	187	43.03
January 2007 public offering	5.2	231	44.11

Total for the nine months ended September 30, 2007	39.0	$1,684	$43.14

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

Stock Buy-Back Plan

In January 2008, we announced that our Board of Directors authorized a stock buy-back program, which allows for the repurchase of up to a maximum of $500 million of our common stock at prices below our net asset value per share as reported in our then most recently published financial statements. In November 2008, our

Board of Directors terminated the stock buy-back program. During the three months ended March 31, 2008, we purchased a total 0.2 million shares of our common stock in the open market for $6 million at an average price of $31.20 per share under this program. We did not make any purchases under this program during the third quarter of 2008.

Debt Capital Raising Activities

Our debt obligations consisted of the following (in millions):

	September 30, 2008	December 31, 2007
Secured revolving credit facility, $500 million and $1,300 million commitment, respectively	$—	$116
Unsecured revolving credit facility, $1,409 million and $1,565 million commitment, respectively	1,389	1,350
Unsecured debt due through September 2011	167	167
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	26	27
Unsecured debt due August 2012	548	547
Unsecured debt due October 2020	75	75
TRS Facility	22	—
ACAS Business Loan Trust 2004-1 asset securitization	214	320
ACAS Business Loan Trust 2005-1 asset securitization	830	830
ACAS Business Loan Trust 2006-1 asset securitization	436	436
ACAS Business Loan Trust 2007-1 asset securitization	395	492
ACAS Business Loan Trust 2007-2 asset securitization	314	338

Total	$4,542	$4,824

The daily weighted average debt balance for the three months ended September 30, 2008 and 2007 was $4,339 million and $5,016 million, respectively. The daily weighted average debt balance for the nine months ended September 30, 2008 and 2007 was $4,549 million and $4,542 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended September 30, 2008 and 2007 was 4.6% and 6.3%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2008 and 2007 was 4.7% and 6.3%, respectively.

Secured Revolving Credit Facility

In September 2008, we amended our secured revolving credit facility, administered by Wachovia Capital Markets, LLC, to extend it for an additional year to September 2009. In connection with the renewal, we reduced the facility commitment size from $1,300 million to $500 million. As amended, our ability to make draws under the facility expires one business day before the termination date in September 2009. If the facility is not extended before the termination date, any principal amounts then outstanding will be due and payable at that time. Interest on borrowings under this facility is paid monthly and is generally charged at one-month LIBOR plus a spread of 2.50%, an increase over the previous spread of 1.125%. In addition, the unused commitment fee increased from 0.125% to 0.50% per annum. In connection with the amendment, the minimum tangible net worth covenant was decreased during the quarter to $4.5 billion plus 40% of new issuances of equity and debt converted into equity after the third quarter of 2008. The facility contains covenants that, among other things, require us to maintain a minimum tangible net worth and restrict the loans securing the facility to certain dollar amounts, concentrations in industries, certain loan grade classifications, certain security interests and interest payment terms. It is also a termination event under the facility if our senior unsecured issuer or debt rating is downgraded below BB by any rating agency.

Unsecured Revolving Credit Facility

In September 2008, we amended our unsecured revolving credit facility administered by an affiliate of Wachovia Capital Markets, LLC. In connection with the amendment, the commitment size of the facility was reduced from $1,565 million to $1,409 million and will be reduced further to $1,252 million on December 31, 2009. The maturity date was also amended from May 2012 to March 2011. Interest on borrowings under this facility is charged at either (i) the applicable index rate and the applicable percentage at such time based on our corporate rating, or (ii) for borrowings denominated in U.S. dollars, the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus 0.50%, and for borrowings denominated in an alternative currency, the applicable base rate, in each case, plus the applicable percentage at such time based on our corporate rating. As a result of the amendment, our current applicable spread over the applicable index rates increased from 0.90% to 3.25% and the current applicable spread over the applicable base rates increased from 0% to 2.25%. We are also charged an unused commitment fee based on our corporate rating. As a result of the amendment, the current applicable unused commitment fee for the facility also increased from 0.125% to 0.50% per annum. In connection with the amendment, the minimum tangible net worth covenant was decreased to $4.5 billion plus 40% of new issuances of equity and debt converted into equity after the third quarter of 2008. The agreement also contains various other covenants, including maintaining an asset coverage ratio equal to or greater than 1.55 to 1.00 and an unsecured debt rating equal to or greater than BB.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of September 30, 2008, loans on non-accrual status for 27 portfolio companies were $602 million, calculated as the cost plus unamortized OID, and had a fair value of $135 million.

As of September 30, 2008 and December 31, 2007, loans on accrual status, past due loans and loans on non-accrual status were as follows (dollars in millions):

	Number of Portfolio Companies	September 30, 2008	Number of Portfolio Companies	December 31, 2007
Current	120	$5,680	131	$5,708

One Month Past Due		4		150
Two Months Past Due		—		—
Three Months Past Due		76		—
Greater than Three Months Past Due		—		—
Loans on Non-accrual Status		602		338

Subtotal	27	682	22	488

Total Loans at Face	147	$6,362	153	$6,196

Total Loans at Fair Value	147	$5,591	153	$5,889

Past Due and Non-accural Loans as a Percent of Total Loans		10.7%		7.9%
Non-accrual Loans as a Percent of Total Loans at Fair Value		2.4%		2.1%

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the periods ended September 30, 2008:

Portfolio Statistics(1) ($ in millions, unaudited)	Static Pool											Pre-1999 - 2008 Aggregate	2003 - 2008 Aggregate
	Pre-1999	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Internal Rate of Return-All Investments(2)	6.8%	9.2%	8.0%	18.6%	8.8%	21.8%	15.8%	12.2%	14.5%	5.6%	-11.3%	12.1%	13.2%
Internal Rate of Return-All Investments(3)	6.8%	9.2%	8.0%	18.6%	8.8%	21.8%	15.1%	12.2%	12.3%	-5.4%	-19.0%	10.1%	10.3%
Internal Rate of Return-Equity Investments Only(3)(4)(5)	19.1%	-15.3%	12.1%	46.9%	15.0%	30.9%	28.3%	10.4%	22.3%	5.1%	-54.5%	15.1%	15.6%
Original Investments and Commitments	$400	$380	$285	$375	$958	$1,432	$2,266	$4,272	$5,096	$7,261	$1,011	$23,736	$21,338
Total Exits and Prepayments of Original Investments	$337	$352	$285	$319	$701	$1,083	$1,641	$2,005	$2,616	$1,846	$15	$11,200	$9,206
Total Interest, Dividends and Fees Collected	$155	$145	$105	$148	$307	$363	$531	$813	$706	$527	$57	$3,857	$2,997
Total Net Realized (Loss) Gain on Investments	$(67)	$(51)	$(39)	$25	$(50)	$142	$159	$319	$146	$(13)	$6	$577	$759
Current Cost of Investments	$56	$25	$—	$54	$233	$312	$611	$2,245	$2,131	$4,171	$952	$10,790	$10,422
Current Fair Value of Investments	$35	$18	$—	$12	$168	$382	$463	$1,981	$1,921	$3,313	$802	$9,095	$8,862
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.4%	0.2%	0.0%	0.1%	1.9%	4.2%	5.1%	21.8%	21.1%	36.4%	8.8%	100.0%	97.4%
Net Unrealized Appreciation/(Depreciation)	$(21)	$(7)	$—	$(42)	$(65)	$70	$(148)	$(264)	$(210)	$(858)	$(150)	$(1,695)	$(1,560)
Non-Accruing Loans at Face	$14	$5	$—	$41	$57	$14	$39	$47	$155	$199	$31	$602	$485
Non-Accruing Loans at Fair Value	$5	$1	$—	$5	$10	$2	$10	$21	$59	$18	$4	$135	$114
Equity Interest at Fair Value(4)	$29	$12	$—	$4	$20	$159	$81	$978	$618	$1,070	$147	$3,118	$3,053
Debt to EBITDA(6)(7)(8)	NM	2.1	—	NM	6.0	4.8	6.1	4.7	5.8	6.8	5.5	6.0	6.0
Interest Coverage(6)(8)	NM	5.0	—	NM	1.5	1.6	1.7	2.2	1.9	1.9	1.9	1.9	1.9
Debt Service Coverage(6)(8)	NM	4.2	—	NM	1.0	1.6	1.3	1.5	1.5	1.7	1.7	1.6	1.6
Average Age of Companies(8)	65 yrs	58 yrs	—	22 yrs	42 yrs	39 yrs	39 yrs	27 yrs	26 yrs	26 yrs	26 yrs	28 yrs	28 yrs
Diluted Ownership Percentage(4)	55%	54%	0%	60%	37%	52%	32%	55%	32%	47%	30%	43%	43%
Average Sales(8)(9)	$199	$31	$—	$66	$66	$185	$118	$122	$136	$211	$188	$168	$171
Average EBITDA(8)(10)	$12	$5	$—	$1	$14	$34	$25	$25	$28	$40	$42	$33	$34
Average EBITDA Margin	6.0%	16.1%	0%	1.5%	21.2%	18.4%	21.2%	20.5%	20.6%	19.0%	22.3%	19.6%	19.9%
Total Sales(8)(9)	$331	$35	$—	$361	$275	$1,374	$1,558	$2,774	$4,768	$9,687	$8,121	$29,284	$28,282
Total EBITDA(8)(10)	$18	$6	$—	$11	$35	$192	$255	$394	$863	$1,619	$1,593	$4,986	$4,916
% of Senior Loans(8)(11)	87%	0%	0%	0%	66%	61%	58%	66%	43%	63%	33%	55%	55%
% of Loans with Lien(8)(11)	100%	100%	0%	100%	100%	100%	91%	91%	91%	94%	55%	89%	88%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at Realizable Value based on anticipated proceeds to be received upon settlement or maturity.
(3)	Assumes investments are exited at current GAAP fair value.
(4)	Excludes investments in commercial mortgage backed securities and collateralized debt obligations.
(5)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(6)	These amounts do not include investments in which the Company owns only equity.
(7)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(8)	Excludes investments in commercial mortgage backed securities, collateralized debt obligations, ACAS CRE CDO 2007-1, Ltd., European Capital Limited and American Capital Agency Corp.
(9)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(10)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(11)	As a percentage of our total debt investments.
(12)	Excludes investments in American Capital, LLC and our managed funds.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the third quarter of 2008.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

*3.1.	American Capital Strategies, Ltd. Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

10.1.	Amendment No. 6, dated September 8, 2008, to Third Amended and Restated Loan Funding and Servicing Agreement by and among American Capital, Ltd., as the servicer, ACS Funding Trust I, as the borrower, Wachovia Capital Markets, LLC, as the deal agent, the Lenders and Lender Agents party thereto and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian.

*10.2.	Second Amendment to Credit Agreement, by and among American Capital, Ltd. as the borrower and each of the banks and other financial institutions identified as Lenders therein, dated September 29, 2008, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated October 3, 2008.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Senior Vice President, Accounting and Reporting

Date: November 10, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
10.1.	Amendment No. 6, dated September 8, 2008, to Third Amended and Restated Loan Funding and Servicing Agreement by and among American Capital, Ltd., as the servicer, ACS Funding Trust I, as the borrower, Wachovia Capital Markets, LLC, as the deal agent, the Lenders and Lender Agents party thereto and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.