Form 10-K
period 2008-12-31
AMERICAN CAPITAL, LTD
filed 2009-03-02
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑.        No  ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No.  ☒

As of June 30, 2008, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $4.6 billion based upon a closing price of the Registrant’s common stock of $23.77 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of January 31, 2009, there were 204,726,614 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERICAN CAPITAL, LTD.

PART I

Item 1. Business

General

American Capital, Ltd. (formerly known as American Capital Strategies, Ltd, and is referred to throughout this report as “American Capital”, “we” and “us”) is a publicly traded private equity firm and global asset manager. We invest in private equity, private debt, private real estate investments, early and late stage technology investments, special situation investments, alternative asset funds managed by us and structured finance investments. These investments constitute, in part, what are considered alternative assets. We provide investors the opportunity to participate in the private equity and alternative asset management industry through an investment in our publicly traded stock.

On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we primarily invest in senior debt, mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and provide capital directly to early stage and mature private and small public companies. We refer to our investments in these companies as our private finance portfolio companies. We also invest in structured finance investments including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities. We refer to our investments in these securities as Structured Products. Through a portfolio company, we are also an alternative asset manager with $13 billion of assets under management as of December 31, 2008, including $5 billion of third-party assets. Our third-party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC. Our primary business objectives are to increase our taxable income, net realized earnings and net asset value by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

We also operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we are not subject to federal income tax on the portion of our taxable income and capital gains we distribute to our shareholders.

In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we, through our ownership of American Capital, LLC, also manage the following alternative asset funds: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”) and ACAS CRE CDO 2007-1, Ltd. (“ACAS CRE CDO”).

Our business consists of two primary segments—our investment portfolio and our alternative asset management business.

Corporate Information

Our executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814 and our telephone number is (301) 951-6122. In addition to our executive offices, we, or our portfolio company American Capital, LLC, maintain offices in New York, Los Angeles, Chicago, Dallas, Boston, London, Paris, Frankfurt, and Hong Kong.

We make available all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports free of charge on our internet website at www.americancapital.com as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s internet website at www.sec.gov.

Significant Developments in our Business in 2008

Global Financial Crisis

There have been traumatic developments in the capital markets worldwide over the past eighteen months. These developments began with credit problems in residential real estate, which led to a lack of liquidity and dramatic depreciation of residential real estate, and by extension, residential mortgage backed securities. The problems soon extended to disruptions in the markets and value of other structured finance products.

These developments caused a series of failures to befall a large number of financial institutions, which participated in the origination or underwriting of structured products or that invested in them. Public companies have had to depreciate their assets as trading values of structured finance products and other credit assets declined. At the end of the first quarter of 2008, The Bear Stearns Companies, Inc. collapsed and was sold to JP Morgan Chase & Co., with a large amount of Federal government assistance. This was followed by almost weekly revelations of illiquid and teetering financial institutions, government assistance and rapid mergers including Lehman Brothers Holdings, Inc., Washington Mutual, Inc., Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), American International Group, Inc., Merrill Lynch & Co., Inc. and Wachovia Corporation among others.

These developments have caused large and small corporations the world over to have significant difficulty borrowing on a short and long term basis and in raising capital. This has adversely affected aspects of businesses that rely on borrowed funds and new capital to grow and fund operations.

We have been significantly impacted by these developments, as has virtually every financial institution in the world. The global financial crisis has impacted our ability to currently access the debt and equity capital markets, has resulted in significant depreciation of our investment portfolio and may impact our ability to continue to exit portfolio investments in the near term. We continued to generate liquidity through the sales and repayments of portfolio investments generating over $2.2 billion of realizations of portfolio investments in 2008. However, although we currently have investments in various stages of the sales process, the increasing liquidity crisis could make it difficult for us to continue to generate significant liquidity through sales of portfolio investments at attractive prices. We also believe that the liquidity crisis will limit our ability to raise public equity and public and privately sourced debt in 2009. Our 2009 business plan assumes no new capital raises, continued delevering of our balance sheet and the reinvestment of capital only as we experience liquidity through realizations from exits and repayments.

Going Concern

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included an explanatory paragraph to describe this uncertainty in its audit report on our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K. We incurred a net loss of $3.1 billion and recognized $3.5 billion of net unrealized depreciation on our portfolio investments for the year ended December 31, 2008 and our shareholders’ equity has decreased from $6.4 billion as of December 31, 2007 to $3.2 billion as of December 31, 2008. While there were declines in the performance of our portfolio investments during 2008, a significant portion of the depreciation that we have reported to date is not the result of credit impairment of our underlying assets, but rather of an unprecedented widening of investment spreads caused by distressed selling in trading markets for assets deemed to be comparable to our assets, declines in purchase multiples of middle market acquisition transactions during 2008 and application of market yield analysis to assets that were acquired with the intent of holding them to settlement or maturity as opposed to trading them. However, as a result of such unrealized depreciation, we are currently in breach of certain financial covenants under our revolving credit facilities and unsecured debt borrowing arrangements, which had an aggregate $2.3 billion outstanding (out of $4.4 billion of total debt) as of December 31, 2008.

As a BDC, we are generally prohibited under the 1940 Act from issuing any senior security representing indebtedness if immediately after such issuance we do not have an asset coverage ratio of at least 200%, which is calculated as the amount of our total assets less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. Due to the significant net unrealized depreciation and resulting decrease in our shareholders’ equity during 2008, we are currently below the 200% asset coverage ratio required to issue additional debt. Also, we are in breach of the minimum consolidated tangible net worth, portfolio charge-off and other asset coverage covenants in certain of our borrowing arrangements. As a result, the lenders and note holders under such borrowing arrangements could discontinue lending and/or declare all borrowings outstanding to be immediately due and payable after any applicable notice and/or cure periods. If any of these events occur, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of any such debt acceleration, or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations.

We did not include any adjustments to the consolidated financial statements included in this Annual Report on Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we believe that we will continue to be a financially sound and viable business, continuing to invest in the debt and equity capital of middle market companies and alternative asset funds, provide managerial assistance to our portfolio companies and provide value to our shareholders. As of December 31, 2008, we had $209 million in cash and cash equivalents and $71 million of restricted cash and cash equivalents, consisting primarily of interest and principal payments on assets that are securitized. For the year ended December 31, 2008, we had $654 million of positive cash flow from operating and investing activities, including $2.2 billion of principal payments, prepayments and exits from portfolio investments. Management believes that we have adequate liquidity to continue to fund our operations and the interest payments on our borrowing arrangements in the absence of an acceleration of the maturity of such debt. We have also undertaken or expect to commence the following efforts:

•

We have entered into discussions with the lenders under our unsecured revolving credit facility and our private unsecured note holders, and plan to enter into discussions with our public note holders, regarding a restructuring of the borrowing arrangements;

•	We expect to minimize our cash dividend distributions while maintaining our RIC status;

•	We reduced headcount by 32% and offices by 29% in 2008;

•	We reduced bonuses by 93% in 2008;

•	We generated $2.2 billion of principal payments, prepayments and exits in 2008;

•	We reduced debt by over $900 million, or 18%, since the second quarter of 2007;

•	We repaid all of our borrowings outstanding under our secured credit facility in the past year; and

•	We have and continue to sell assets in the ordinary course of business in order to delever our balance sheet.

We also believe that we can carry out our plans and continue as a going concern, in part because our assets exceed our liabilities by $3.2 billion based on fair value as determined by generally accepted accounting principles (“GAAP”), or $15.41 net asset value (“NAV”) per share. Furthermore, we believe that we can continue to generate net operating income from our investments (over twice the amount of our interest payments in 2008) that exceeds our projected interest payments. Along with the fact that our assets exceed our liabilities by $3.2 billion, and by $4.2 billion when determined using the amount that we anticipate realizing on settlement or maturity (“Realizable Value”), will allow us either to successfully renegotiate the borrowing arrangements with our lenders and note holders or to reorganize under Chapter 11 of the United States Bankruptcy Code, significantly mitigating the risk of a forced liquidation. Finally, apart from our securitized loans which are non-recourse, none of our lenders currently have collateral security. Unsecured creditors generally have fewer rights than secured creditors in a bankruptcy proceeding. However, if we successfully renegotiate or amend our unsecured revolving credit facility and unsecured borrowing arrangements, we may have to provide a security interest to those lenders or note holders.

No assurance can be given that we will be successful in restructuring these borrowing arrangements on acceptable terms, if any, or amend such financial covenants in a manner sufficient to adequately reduce the risk of default in the near future. Should our lenders and/or other counterparties demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

In addition, pursuant to the terms of our unsecured revolving credit facility, during an event of default, the interest rate on our borrowings outstanding under the facility could increase by 2.00% at our lenders’ option. After all events of default under a credit facility have been cured or waived, the default rate for the facility is no longer applicable. Pursuant to the terms of our unsecured private notes, during an event of default, the note holders can declare that all amounts outstanding are immediately due and payable. Any overdue amount would accrue interest at a default rate equal to the greater of 2.00% above the stated rate, or if applicable, the prime rate. The note holders can rescind any acceleration if all late payments are made, all events of default are cured or waived and no judgment has been entered for the payment of money due under the notes. Pursuant to the terms of our public unsecured bonds, during an event of default, the trustee or the holders of at least 25% in principal amount of the outstanding bonds may declare the principal and accrued interest to be due and payable immediately. Under certain circumstances, any such acceleration of the maturity of the bonds may be rescinded by the holders of a majority in aggregate principal amount of the outstanding bonds.

Upon adoption of Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), on January 1, 2008, we decided to not elect the fair value option for our debt and therefore all of our debt liabilities are reflected on our consolidated balance sheet at their stated maturity values of $4.4 billion as of December 31, 2008. As of December 31, 2008, we estimate that the fair value of our debt is approximately $3.2 billion, or $1.2 billion less than the stated maturity values.

American Capital Agency Corp. IPO

In May 2008, AGNC successfully completed its IPO of ten million shares of common stock for proceeds, net of the underwriters’ discount and offering expenses, of $186 million. In a private placement concurrent with the AGNC IPO, we purchased five million shares of AGNC common stock at the IPO price of $20.00 per share, for a purchase price of $100 million. AGNC’s net proceeds from the IPO and the concurrent private placement were $286 million. The shares are traded on The NASDAQ Global Market under the symbol “AGNC.” AGNC is a mortgage real estate investment trust, or REIT, that invests exclusively in single-family residential mortgage pass-through securities and collateralized mortgage obligations, or CMOs, on a leveraged basis where principal and interest payments on the pass-through securities are guaranteed by government-sponsored entities such as Fannie Mae and Freddie Mac or by a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae. We refer to these securities as agency securities. American Capital, LLC is the investment manager of AGNC and earns an annual base management fee of 1.25% of AGNC’s stockholders’ equity. Our equity investment in AGNC was valued at $102 million as of December 31, 2008.

Proposed Acquisition of Minority Interest of European Capital

On November 10, 2008, American Capital and European Capital entered into an implementation agreement regarding our proposal to acquire all of the ordinary shares of European Capital held by other investors, representing 32.3% of European Capital’s outstanding ordinary shares, by means of a scheme of arrangement provided for under Guernsey company law. Terms of the agreement call for each European Capital shareholder to receive 0.333 American Capital shares of common stock for every one ordinary share of European Capital.

Based on the outstanding ordinary shares of European Capital, this would represent 11.5 million shares of our common stock. The proposed acquisition is subject to approval by a special majority of the shareholders of European Capital other than American Capital, and Guernsey court approval and other normal closing requirements. The proposed acquisition is expected to close in the first quarter of 2009. The implementation agreement provides that prior to the closing of the transaction, European Capital will not declare additional dividends without the prior approval of us. In the event that any dividends are declared by either us or European Capital with a record date after the date of this announcement and prior to effective date, an appropriate adjustment will be made to the consideration payable to European Capital shareholders pursuant to the agreement. On February 19, 2009, American Capital shareholders approved a proposal authorizing American Capital to sell shares of its common stock below its NAV per share in certain instances, including in connection with the proposed acquisition of European Capital. European Capital shareholders are scheduled to vote on the proposed transaction on March 19, 2009.

Strategic Restructuring

To better align our organization and cost structure with current economic conditions, we undertook a strategic review of our business in 2008 that resulted in the closing of several offices and the elimination of certain functions at other offices. We recorded an aggregate restructuring charge of $19 million, including $10 million for severance and related costs associated with 160 employees and $9 million of costs related to excess facilities.

American Capital Investment Portfolio

We provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior debt, mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and provide capital directly to early stage and mature private and small public companies. Currently, we will invest up to $400 million in a single middle market transaction in North America. We also invest in Structured Products and alternative asset funds managed by us. For summary financial information by segment and geographic area, see note 4 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

As of December 31, 2008, our average investment size, at fair value, was $33 million, or 0.4% of total assets, and we had investments in 223 portfolio companies. As of December 31, 2008, our ten largest investments were as follows (in millions):

Company Name	Industry	Fair Value
European Capital Limited	Diversified Financial Services	$481
RDR Holdings, Inc.	Household Durables	340
WRH, Inc.	Life Sciences Tools & Services	332
Mirion Technologies, Inc.	Electrical Equipment	305
WIS Holding Company, Inc.	Commercial Services & Supplies	267
Orchard Brands Corporation	Internet & Catalog Retail	243
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	228
SPL Acquisition Corp.	Pharmaceuticals	192
American Capital, LLC	Capital Markets	175
Creditcards.com, Inc.	Diversified Consumer Services	167

Total		$2,730

Historically, a majority of our financings have been to assist in the funding of change of control management buyouts, and we expect that trend to continue. A change of control transaction could be the result of a sale of a portfolio company by another private equity firm, a corporate divestiture, a sale of a family-owned or closely-held business, a going private transaction or an ownership transition. As an investor in the buyouts of other private equity firms, we also support other private equity sponsors with mezzanine debt, senior debt and minority equity investments in order to allow them to leverage their capital base. Since our IPO, we have partnered with approximately 150 equity sponsors.

Since our IPO through December 31, 2008, we invested committed capital of over $5.6 billion in equity securities and over $16.8 billion in debt securities of middle market companies and also invested $1.7 billion in Structured Products. Our loans typically range from $5 million to $100 million, mature in five to ten years, and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. We price our debt and equity investments based on our analysis of each transaction. As of December 31, 2008, the weighted average effective interest rate on our private finance debt investments was 10.7%, including the impact of non-accruing loans. As of December 31, 2008, we had a fully-diluted weighted average ownership interest of 43% in our private finance portfolio companies with a total equity investment at fair value of over $2.1 billion.

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies. There is generally no publicly available information about these companies and a primary or secondary market for the trading of these privately issued loans and equity securities generally does not exist. These investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company. The opportunity to be repaid or exit our investments may occur if a portfolio company repays our loans out of cash flows, refinances our loans, is sold in a change of control transaction, or sells its equity in a public offering or if we exercise any put rights. As a public company, we can invest with a long-term horizon compared to a limited partnership, which typically have a finite life and must sell investments in order to return capital to investors in short time horizon.

Our ability to fund the entire capital structure is a competitive advantage in completing many middle market transactions. We often sponsor One-Stop Buyouts™ in which we provide most, if not all, of the senior debt, subordinated debt and equity financing in the transaction. We may initially fund all of the senior debt at closing and syndicate it to third-party lenders post closing. We have a loan syndications group that arranges to have all or part of the senior loans syndicated to third-party lenders. During the years ended December 31, 2008 and 2007, we syndicated $0.3 billion and $1.6 billion, respectively, of senior debt to third-party lenders.

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to it’s management and board of directors, including participating on the company’s board of directors. As of December 31, 2008, we had board seats at 86 out of 177 of our private finance and managed fund portfolio companies and had board observation rights on 23 of our remaining private finance portfolio companies. We also have an operations team, including ex-CEOs with significant turnaround and bankruptcy experience, which provides intensive operational and managerial assistance. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

Our Structured Products investments are generally in non-investment grade tranches, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”). Non-investment grade tranches have a higher risk of loss but are expected to provide a higher yield than investment grade securities. We may also make select investments in investment grade tranches if the expected returns meet our overall portfolio targeted returns. We invest in Structured Products with the intention of holding them until maturity. An active market for most of the non-investment grade tranches of Structured Products in which we invest generally does not exist.

Our investments in CMBS bonds are secured by diverse pools of high quality commercial mortgage loans. We also have an investment in ACAS CRE CDO, which is a commercial real estate CDO secured by CMBS bonds. Since our IPO through December 31, 2008, we have made $1.3 billion of investments in CMBS bonds. As of December 31, 2008, our total investment in CMBS bonds and ACAS CRE CDO at fair value was $108 million, or only 1% of our total investments. Our direct CMBS bonds and the CMBS bonds held by ACAS CRE CDO are secured by $117 billion of commercial mortgage loans, although senior creditors typically have claims against those loans that are superior to our interests. The actual experience to date for our investments in these securities has generally performed in accordance with our original underwriting assumptions and through December 31, 2008, we have experienced minimal losses of underlying commercial mortgage loan collateral of the CMBS bonds. However, the current macroeconomic factors could result in a future higher rate of default and loss rate of the loan collateral compared to what we originally expected when we underwrote the investments.

Our investments in commercial CLO securities are generally secured by diverse pools of commercial corporate loans and have minimal exposure to residential mortgage loans. Our investments are in 24 CLO funds managed by 18 separate portfolio managers. Certain of our commercial CLO investments are in a joint venture portfolio company. Since our IPO through December 31, 2008, we have made $319 million of investments in commercial CLO securities. As of December 31, 2008, our investment in commercial CLO securities at fair value was $78 million, or only 1% of our total investments. Our investments in commercial CLO securities are secured by $10 billion of primarily commercial loans, although senior creditors typically have claims against those loans that are superior to our interests. Our investments in these securities have generally performed in accordance with our original underwriting assumptions.

Our investments in CDO securities are generally secured by diverse pools of bonds of other securitizations including commercial loans, CMBS and residential mortgage backed securities. As of December 31, 2008, our total investment in our CDO securities at fair value was $0.3 million.

We have had 249 exits and repayments of over $11.3 billion of our originally invested committed capital, representing 47% of our total capital committed since our IPO, earning a 17% compounded annual return on these investments, including the interest, dividends, fees and net gains over the life of the investments. We have earned a 17% compounded annual return on the exit of our equity securities, including dividends, fees and net realized gains. Since our IPO through December 31, 2008, we have realized $1.3 billion in gross portfolio realized gains and $747 million in gross portfolio realized losses resulting in $546 million in cumulative portfolio net gains, excluding net gains and losses attributable to interest rate swap agreements, foreign currency and taxes on net gains.

Lending and Investment Decision Criteria

We review certain criteria in order to make investment decisions. The list below represents a general overview of the criteria we use in making our lending and investment decisions. Not all criteria are required to be favorable in order for us to make an investment. Add-on investments for growth, acquisitions or recapitalizations are based on the same general criteria. Add-on investments in distressed situations are based on the same general criteria, but are also evaluated on the potential to preserve prior investments.

Operating History. We generally focus on middle market companies that have been in business over ten years and have an attractive operating history, including generating positive cash flow. We generally target companies with significant market share in their products or services relative to their competitors. In addition, we consider factors such as customer concentration, performance during recessionary periods, competitive environment and ability to sustain margins. As of December 31, 2008, our current private finance portfolio companies had an average age of 29 years with 2008 average sales of $162 million and 2008 average adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $33 million and an EBITDA margin of 20%.

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

Structured Products Criteria. We receive extensive information from the issuer regarding the mortgage loans, commercial loans and other securities that are the underlying collateral for a CMBS, CLO or CDO pool. We extensively underwrite the collateral securing our investment as appropriate. For instance, on investments in the lowest rated tranches, we underwrite the commercial mortgage loans securing a CMBS transaction by inspecting the underlying properties securing the mortgage and the surrounding markets in which they reside, preparing an analysis of the historic and current cash flow of the properties based on our analysis of current rent rolls and estimates of appropriate operating expenses for the property. We then re-calculate the debt service coverage, assess the collateral value and resulting loan-to-value ratios, and review the pertinent loan documents and third-party reports such as appraisals, property condition and environmental reports. We study the local real estate market trends, review the credit worthiness of the sponsor and their past borrowing experience all to form an opinion as to whether the loan is an acceptable credit risk. Based on the findings of our diligence procedures, we may reject certain mortgage loans from inclusion in the collateral pool or request that the loan be restructured or individual loans repriced.

Portfolio Composition

We primarily invest in senior debt, subordinated (mezzanine) debt, preferred and common equity and Structured Products. The composition summary of our investment portfolio as of December 31, 2008 at fair value as a percentage of total investments, excluding derivative and option agreements, is shown below:

We have a diversified investment portfolio and do not concentrate in any one or two industry sectors. We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following chart shows the portfolio composition by industry grouping at fair value as a percentage of total investments, excluding derivative agreements as of December 31, 2008. Our investments in European Capital, CLO and CDO securities are excluded from the table below. Our investments in ACAS CRE CDO and CMBS are classified in the Real Estate category.

Alternative Asset Management Business

Existing Funds Under Management

As of December 31, 2008, our assets under management totaled $13 billion, including $5 billion of assets under management in our alternative asset funds. As of December 31, 2008, our capital resources under management totaled $14 billion, including $6 billion of capital resources under management in our alternative asset funds. Our third-party alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. In general, wholly-owned subsidiaries of American Capital, LLC enter into management agreements with each of the managed alternative asset funds. The discussion of the operations of American Capital, LLC in this Annual Report on Form 10-K includes its wholly-owned consolidated subsidiaries.

American Capital, LLC had over 80 employees as of December 31, 2008, including ten investment teams with over 30 investment professionals located in three offices in London, Paris and Frankfurt. We also provide American Capital, LLC access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. We charge American Capital, LLC a fee for the use of these services. American Capital, LLC generally earns base management fees based on the size of the managed alternative asset funds and may earn incentive income based on the performance of the alternative asset funds. In addition, we may invest directly into our alternative asset funds and earn investment income from our investments in those funds.

The following table sets forth certain information with respect to our alternative asset funds under management as of December 31, 2008.

	American Capital	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1	ACAS CRE CDO
Fund type	Public Alternative Asset Manager & Fund	Public Fund - London Stock Exchange	Public REIT Fund - The NASDAQ Global Market	Private Fund	Private Fund	Private Fund	Private Fund
Established	1986	2005	2008	2006	2007	2006	2007
Assets under management	$7.9 Billion(1)	€1.9 Billion(2)	$1.7 Billion	$0.6 Billion	$0.3 Billion	$0.4 Billion	$0.1 Billion
Investment types	Senior & Subordinated Debt, Equity, CMBS, CLO & CDO	Senior & Subordinated Debt, Equity, CLO & CDO	Agency Securities	Equity	Equity	Senior Debt	CMBS
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in alternative asset funds that we manage.
(2)	As of September 30, 2008.

European Capital is a publicly traded fund, which is not registered under U.S. securities law that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. On May 10, 2007, European Capital closed on an IPO of ordinary shares, and the ordinary shares were admitted to the Official List of the U.K. Financial Services Authority and to trading on the main market of the London Stock Exchange under the ticker symbol “ECAS.” American Capital, LLC earns a base management fee of 2% of European Capital’s assets and receives 20% of the net profits of European Capital, subject to certain hurdles.

On November 10, 2008, American Capital and European Capital entered into an implementation agreement regarding our proposal to acquire all of the ordinary shares of European Capital held by other investors, representing 32.3% of European Capital’s outstanding ordinary shares, by means of a scheme of arrangement provided for under Guernsey company law. Terms of the agreement call for each European Capital shareholder to receive 0.333 American Capital shares of common stock for every one ordinary share of European Capital. On February 19, 2009, American Capital shareholders approved a proposal authorizing American Capital to sell shares of its common stock below its NAV in certain instances, including in connection with the proposed acquisition of European Capital. European Capital shareholders are scheduled to vote on the proposed transaction on March 19, 2009.

AGNC is a publicly traded mortgage real estate investment trust, or REIT, that invests exclusively in agency securities. On May 20, 2008, AGNC successfully completed its IPO of ten million shares of common stock for proceeds, net of the underwriters’ discount and estimated expenses, of $186 million. In a private placement concurrent with the AGNC IPO, we purchased five million shares of AGNC common stock at the IPO price of $20.00 per share, for a purchase price of $100 million. AGNC’s net proceeds from the IPO and the concurrent private placement were $286 million. The shares are traded on The NASDAQ Global Market under the symbol “AGNC.” American Capital, LLC earns a base management fee of 1.25% of AGNC’s stockholders’ equity.

ACE I is a private equity fund established in 2006 with $1 billion of equity commitments from third-party investors. ACE I purchased 30% of our equity investments in 96 portfolio companies for an aggregate purchase price of $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by American Capital between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of equity commitments are recallable for add-on investments with American Capital once they have been distributed to the third-party ACE I investors. As of December 31, 2008, there were $84 million of recallable distributions available for add-on investments. American Capital, LLC manages ACE I in exchange for a 2% base management fee on the net cost basis of ACE I’s assets and 10% to 30% of the net profits of ACE I, subject to certain hurdles.

ACE II is a private equity fund established in 2007 with $585 million of equity commitments from third-party investors. ACE II purchased 17% of our equity investments in 80 portfolio companies for an aggregate purchase price of $488 million. The remaining $97 million commitments will be used to fund add-on investments in the 80 portfolio companies. In addition, 10%, or $59 million, of the $585 million of equity commitments are recallable for add-on investments with American Capital once they have been distributed to the third-party ACE II investors. As of December 31, 2008, ACE II had $89 million and $59 million of unfunded equity commitments and recallable distributions outstanding, respectively. American Capital, LLC manages ACE II in exchange for a 2% base management fee on the net cost basis of ACE II’s assets and 10% to 30% of the net profits of ACE II, subject to certain hurdles.

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

Alternative Asset Management Business Funds Under Development

While the current macroeconomic environment and liquidity crisis have currently limited our ability to access the debt and equity capital markets, we expect to continue to develop our third-party alternative asset management business as a publicly traded manager of funds of alternative assets through our investment in American Capital, LLC. Our corporate development team and marketing department conduct market research and due diligence to identify industry and geographic sectors of alternative assets that have attractive investment attributes and where we can create an alternative asset fund with attractive return prospects. In addition to alternative asset funds focused on a specific industry or geographic location, we will also identify potential alternative asset funds that will invest in a specific security type such as first lien debt, second lien debt, distressed debt, real estate loans or equity securities. As particular funds are selected, we may utilize professionals on staff with experience in the proposed asset class for the alternative asset fund, or we may hire investment professionals with experience in the proposed asset class for the potential alternative asset fund. We may make initial investments directly in the assets of a proposed alternative asset fund. Those assets may either be sold or contributed to the proposed alternative asset fund upon formation of the fund. We would expect American Capital, LLC to enter into an asset management agreement with each new alternative asset fund.

The following additional potential alternative asset funds are in various stages of development as of December 31, 2008:

•	Primary Equity - would co-invest with American Capital in equities of private companies.

•	Secondary Equity - would purchase from American Capital a portion of our equities of private companies.

•	European Primary Equity - would co-invest with European Capital in equities of private companies.

•	Primary Mezzanine Debt - would co-invest with American Capital and European Capital in mezzanine debt of private companies.

•	Special Situations - would invest in debt and equity of companies under unusual circumstances.

We expect to continue developing the alternative asset funds listed above in 2009. We are also reviewing other potential alternative asset funds that we may begin to develop in 2009.

Private Finance Deal Stream and Market Share

We have established an extensive referral network comprised of investment bankers, private equity firms, mezzanine funds, trade organizations, commercial bankers, attorneys and business and financial brokers. We have developed an extensive proprietary database of reported middle market transactions. Based on the data we have gathered, we believe that the middle market is highly fragmented and that we continued to hold a top position in the U.S. middle market with a 1.9% market share. Based on our data, over 200 firms did not close a transaction during 2008. During 2008, we received information concerning several thousand transactions for consideration. Most of those transactions did not meet our criteria for initial consideration, but the opportunities that met those criteria were reviewed in detail by our principals. We have also developed an internet website that provides an efficient tool to businesses for learning about American Capital and our capabilities.

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

Investment Teams: As of December 31, 2008, we had 36 Investment Teams with over 120 professionals located in our six offices in the United States. The Investment Teams originate, review and screen investment opportunities, conduct business, management and operations due diligence, prepare investment committee reports and models, make recommendations to the investment committee, execute investments, represent us on the boards of directors of portfolio companies, assist in monitoring and valuing of investments and manage acquisitions, divestures and exiting of investments. Our Investment Teams are organized so that each team focuses on a specific investment strategy. Our Investment Teams include:

•

American Capital Buyout: A 34-person team that leads our American Capital One-Stop Buyouts™ of middle market companies including corporate divestitures, acquisitions of portfolio companies from private equity firms, acquisition of family-owned or closely held businesses, going private transactions and ownership transitions. They originate senior debt, subordinated debt and equity in American Capital controlled buyouts.

•

Sponsor Finance: A 24-person team that provides private equity sponsors with senior debt, subordinated debt and equity co-investments in support of their buyouts of middle market companies. In addition, they will also target investments directly to privately and publicly-held middle market companies.

•

Energy Investment: A 4-person team that leads our American Capital One-Stop Buyouts™, direct investments and sponsored finance investments in the entire chain of energy exploration, production and distribution, and services, manufacturing, power and utility services. They will also invest in alternative energy, including wind power, solar energy and biofuels. They originate senior debt, subordinated debt and equity investments.

•

Financial Services: A 4-person team that leads our American Capital One-Stop Buyouts™, direct investments and sponsored finance investments in consumer and commercial finance, insurance, asset management and companies providing products or services to financial services firms. They originate senior debt, subordinated debt and equity investments.

•

Special Situations: A 9-person team that leads our American Capital One-Stop Buyouts™, direct investments and sponsored finance investments in distressed companies, companies undergoing turnarounds, bankruptcy auctions, debtor-in-possession, exit financing and other special situations in middle market companies. They originate senior debt, subordinated debt and equity investments.

•

Technology Investment: A 4-person team leads our American Capital One-Stop Buyouts™, direct investments and sponsored finance investments in early, middle and late stage technology companies. They will invest in various technology sectors including networking, software, communications, enterprise data, new media, consumer technologies and industrial technology. They originate senior debt, subordinated debt and equity investments.

•

Commercial Mortgage Asset Management: A 9-person team that invests in commercial mortgages and related assets directly or by investing in debt and equity tranches of CMBS and CRE CDOs. The team also participates in underwriting, due diligence and financing of real estate owned by our portfolio companies.

•

Residential Mortgage Asset Management: A 9-person team that originates investments in the debt tranches of residential mortgage backed securities and invests in agency securities. They also execute the investment strategy for AGNC.

•

Collateralized Loan Obligation: A 7-person team that invests in and manages senior loan collateral for third-party investors through structured finance products such as a CLO. The team sources middle market senior loans originated through our various Investment Teams and also by purchasing rated, broadly syndicated senior debt. They also invest in non-rated tranches of CLOs and CDOs managed by other third-party fund managers.

Operations Team: A 26-person team with expertise in manufacturing services, consumer products, financial services, energy services, supply chain management, outsourcing and technology. The Operations Team is led by a managing director and includes seasoned former presidents, CEOs (11), COOs (3), CFOs (2) and supply chain and outsourcing specialists (4). The Operations Team conducts operational due diligence on prospective portfolio companies and reports and makes recommendations to our investment committee. The team will also assist portfolio companies post close with operational improvement plans. If we have a struggling portfolio company that is underperforming, the Operations Team will work closely with the portfolio company to improve performance by providing interim leadership at the portfolio company and to identify business actions to help improve performance. The team will provide hands-on assistance to reduce costs, systemize sales and marketing, develop and align business plans, grow the business and strengthen management talent at the portfolio company.

Investment Committee Support Team: A 4-person team that assists our investment committee (the “Investment Committee”) in establishing procedures and controls, establishing due diligence protocol and working with Investment Teams to establish due diligence plans for each prospective investment, developing standard investment committee reports and models, organizing investment committee meetings, monitoring and reporting investment committee results and tracking subsequent developments.

Business Development Team: A 3-person team that assists our Investment Teams in researching, targeting and developing investment opportunities from multiple, established channels, including investment banks, private equity firms, trade organizations, industry contacts, attorneys, commercial bankers and business and financial brokers.

Financial Accounting and Compliance Team (“FACT”): A 42-person team of certified public accountants, chartered accountants and valuation and audit professionals. FACT is responsible for providing pre- and post-investment financial due diligence, portfolio monitoring and quarterly valuations of portfolio assets. FACT assists our Investment Teams in conducting extensive financial, accounting, tax and information technology due diligence of each target investment company, which includes one or more on-site visits, a review of the portfolio company’s historical and prospective financial information, and identifying and confirming pro forma financial adjustments. FACT also monitors the existing portfolio investments by gathering, inputting into an automated database, analyzing and regularly reviewing monthly financial information and other materials to assess financial performance as well as to ensure compliance with loan covenants. Also, FACT, with the assistance of our Investment Teams and subject to the oversight of senior management and the Audit and Compliance Committee, prepares a quarterly valuation of each portfolio company investment.

Syndications Team: A 5-person team that is responsible for arranging syndications of all or part of the senior debt of our portfolio companies either at closing or subsequent to the closing of a senior financing transaction. They perform a variety of functions relating to the marketing and completing of such transactions.

Capital Markets, Finance and Treasury Team: A 25-person team that is responsible for raising equity and debt capital, investor relations, financial budgeting and forecasting and daily liquidity and cash management. Through its debt capital raising activities, the team is responsible for structuring, selling and administering on-balance sheet term debt securitizations of debt investments, unsecured bonds and various other revolving facilities and term debt facilities for American Capital and its alternative asset funds under management, including our Structured Products included in our alternative asset funds under management such as ACAS CLO-1 and ACAS CRE CDO. Through its equity capital raising activities, the team is responsible for structuring and selling equity for American Capital and our public and private funds. The team is also responsible for monitoring and reporting on capital market conditions and researching, developing and raising private and public capital for new third-party funds for our alternative asset management business. The team is also responsible for arranging syndications of all or part of the equity of our portfolio companies either at closing or subsequent to the closing of an equity financing transaction.

Accounting and Reporting Team: A 57-person team that is responsible for the accounting of our financial results as well as that of our managed funds, including financial reporting and communications to our shareholders, partners and regulatory bodies. Among its tasks are preparing financial statements, investment accounting, analysis of investment performance, loan servicing, billing, accounts receivable and payable, tax compliance, external audit coordination and developing and monitoring our internal controls.

Legal and Compliance Team: A 23-person team that provides extensive legal support on corporate, capital raising and investing matters, is involved in regular reporting and special communications with our shareholder and regulatory bodies and manages the outside law firms that provide transactional, litigation and regulatory services to us. In addition, as required by the SEC, we have appointed a Chief Compliance Officer, who is responsible for administering our code of ethics and conduct and our legal compliance activities.

Internal Audit Team: A 3-person team that reports directly to the Audit and Compliance Committee of our Board of Directors. The team performs operational audits and tests our internal controls over financial reporting to assist management’s assessment of the effectiveness of our internal controls over financial reporting under the Sarbanes-Oxley Act of 2002.

Human Resources Team: A 14-person team that assists in recruiting, hiring, reviewing and establishing and administering compensation programs for our employees. In addition, the team is available to the Investment Teams and the Operations Team to assist with executive management and other human resources issues at portfolio companies.

Information Technology Team: A 23-person team that assists all departments in researching, developing, implementing and maintaining communication and technological resources for our multi-office operations including highly specialized systems for the input, processing and reporting of data.

Corporate Communications Team: A 3-person team that assists other teams in communicating with our customers, shareholders and the media by producing marketing materials, newsletters, press releases, mailings and websites and is also responsible for public relations and advertising.

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

In our private finance investments, our investment professionals along with our FACT and Operations Team conduct extensive due diligence of each target company that passes the initial screening process. This includes one or more on-site visits, a review of the target company’s historical and prospective financial information, identifying and confirming pro-forma financial adjustments, interviews with and assessments of management, employees, customers and vendors, review of the adequacy of the target company’s systems, background investigations of senior management and research on the target company’s products, services and industry. We often engage professionals such as environmental consulting firms, accounting firms, law firms, risk management companies and management consulting firms with relevant industry expertise to perform elements of the due diligence.

In our Structured Products investments, we receive extensive information regarding the mortgage loans, commercial loans and other securities that are the underlying collateral for a CMBS, CLO or CDO pool from the issuer and we extensively underwrite the collateral securing our investment as appropriate.

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

Portfolio Management: In addition to the extensive due diligence at the time of the original investment decision, we seek to preserve and enhance the performance of our portfolio companies under management through our active involvement with the portfolio companies. As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. This generally includes providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to the portfolio company’s management and board of directors, including participating on the company’s board of directors. The respective FACT and Investment Teams regularly review each portfolio company’s monthly financial statements to assess performance and trends, periodically conduct on-site financial and operational reviews and evaluate industry and economic issues that may affect the portfolio company.

Portfolio Valuation

FACT, with the assistance of our Investment Teams, and subject to the oversight of senior management and the Audit and Compliance Committee, prepares a quarterly valuation of each of our portfolio company investments. Our Board of Directors approves our portfolio valuations as required by the 1940 Act. In connection with our valuation process to determine the fair value of investments, we work with third-party consultants to obtain assistance and advice as additional support in the preparation of our internal valuation analysis for our portfolio each quarter.

Prior to the fourth quarter of 2008, our Board of Directors engaged independent third-party valuation firm(s) to perform certain procedures that the Board of Directors identified and requested the respective third-party firm(s) to perform on a predetermined selection of the Board of Director’s fair value determinations. During the fourth quarter of 2008, the Board of Directors revised our valuation process to obtain quarterly assistance, advice and current market data from the third-party valuation firm(s) by participating in our quarterly valuation meetings and to perform independent procedures on specific portfolio companies, as requested.

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

Employees

As of December 31, 2008, we employed 384 full-time employees compared to 580 and 430 full-time employees as of December 31, 2007 and 2006, respectively. We believe that we have excellent relations with our employees.

Business Development Company Requirements

We are a closed-end, non-diversified, management investment company that has elected to be regulated as a BDC under the 1940 Act, and, as such, are subject to regulation under that act.

Qualifying Assets

As a BDC, we may not acquire any asset other than “qualifying assets”, as defined by the 1940 Act, unless, at the time the acquisition is made, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business include the following:

•	securities purchased in transactions not involving any public offering from:

a)	an issuer that (i) is organized and has its principal place of business in the United States, (ii) is neither an investment company other than a wholly-owned small business investment company nor an entity that would be an investment company but for certain statutory exemptions, and (iii) does not have any class of securities listed on a national securities exchange with a market capitalization in excess of $250 million; or

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

•

securities of an issuer described in clauses (a)(i) and (ii) above with respect to which we control (alone or together as a part of a group), we in fact exercise a controlling influence over such issuer’s management or policies and a person affiliated with us is on the issuer’s board of directors;

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

To include certain securities above as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or offer to make significant managerial assistance available to the issuer of those securities, such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We make significant managerial assistance available to each of our portfolio companies.

Leverage

The 1940 Act permits us, as a BDC, to issue senior debt securities and preferred stock, (collectively, “Senior Securities”), in amounts such that our asset coverage is at least 200% after each issuance of Senior Securities. Asset coverage is defined in the 1940 Act as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, we are exposed to the risks of leverage. Although we have no current intention to do so, we have retained the right to issue preferred stock. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes. As of December 31, 2008, our asset coverage was 171%. Accordingly, we are generally prohibited from issuing any additional Senior Securities until our asset coverage exceeds 200%.

Under the 1940 Act, if a BDC has any senior debt securities outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage is below certain thresholds at the time of the distribution after deducting the amount of such dividend. However, we have received guidance from the staff of the SEC that notwithstanding this provision of the 1940 Act, we are able to declare and pay dividends pursuant to the revenue procedure issued by the Internal Revenue Service on January 7, 2009. (See Item 1. Business—Regulated Investment Company Requirements)

Issuance of Stock

We are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount. We may, however, sell our common stock at a price below the current net asset value per share of our common stock, or sell warrants options or rights to acquire our common stock at a price below the current net asset value per share of our common stock if our Board of Directors determines that such a sale is in our best interests and our shareholders approve our policy and practice of making such sales. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors and the underwriters on an offering, closely approximates the market value of such securities (exclusive of any distributing commission or discount).

On February 19, 2009, our shareholders approved a proposal to authorize us to sell shares of our common stock at prices below the net asset value per share in one or more offerings subject to certain limitations, including the prior approval of our Board of Directors. The authorization is effective for a twelve month period expiring on February 19, 2010 and the number of shares that may be issued below NAV per share is limited to (i) the number of shares of our common stock required to be issued to complete the acquisition of the ordinary shares of European Capital and (ii) a maximum of an additional 42,812,640 shares of common stock, which was 20% of the number of shares outstanding as of the record date for shareholder vote of the proposal, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations.

Regulated Investment Company Requirements

We operate so as to qualify as a RIC under Subchapter M of the Code. If we qualify as a RIC and annually distribute to our shareholders in a timely manner at least 90% of our investment company taxable ordinary income, we will not be subject to federal income tax on the portion of our taxable ordinary income and long-term capital gains we distribute to our shareholders. Taxable income generally differs from net income as defined by GAAP due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

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

On January 7, 2009, the Internal Revenue Service issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared with respect to a taxable year ending on or before December 31, 2009 and (iii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

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

Investment Objectives

Our primary business objectives are to increase our taxable income, net realized earnings and net asset value by investing in senior debt, subordinated debt and equity securities of private companies, early and late stage technology companies, companies in special situations, alternative asset funds managed by us and Structured Products with attractive current yields and/or potential for equity appreciation and realized gains. Our investment objectives provide that:

•

We will at all times conduct our business so as to retain our status as a BDC. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC) if after giving effect to such acquisition the value of our qualifying assets amounts to less than 70% of the value of our total assets. For a summary definition of qualifying assets, see “Business Development Company Requirements.” We believe most of the securities we will acquire (provided that we control, or through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets. Securities of public companies with a market capitalization in excess of $250 million, on the other hand, are generally not qualifying assets unless they were acquired in a distribution, in exchange for or upon the exercise of a right relating to securities that were qualifying assets.

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

•

We generally will not (a) act as an underwriter of securities of other issuers (except to the extent that we may (i) be deemed an “underwriter” of securities purchased by us that must be registered under the Securities Act before they may be offered or sold to the public or (ii) underwrite securities to be distributed to or purchased by our shareholders in connection with offerings of securities by companies in which we are a shareholder); (b) sell securities short (except with regard to managing risks associated with publicly traded securities issued by portfolio companies); (c) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (d) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, or (ii) with regard to managing risks associated with publicly traded securities issued by portfolio companies); (e) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations); or (f) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in any securities issued by, any other investment company (as defined in the 1940 Act), except as they may be acquired as part of a merger, consolidation or acquisition of assets. With regard to that portion of our investments in securities issued by other investment companies it should be noted that such investments may subject our shareholders to additional expenses.

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

Risks Related to Our Business and Structure

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern as a result of our breach of financial covenants in certain of our borrowing arrangements which could allow those lenders to accelerate the maturity of the debt

During 2008, the results of our operations were adversely affected by the unprecedented global financial crisis and economic downturn. We incurred a significant net loss and net unrealized depreciation on our portfolio investments and decline in our shareholders’ equity. As a result, we are currently in breach of certain financial covenants under our revolving credit facilities and unsecured debt borrowing arrangements, which had a total of $2.3 billion outstanding as of December 31, 2008. Since we are not in compliance with the covenants, we are unable to make further draws under our revolving credit facilities and the lenders or the note holders under these borrowing arrangements could accelerate the maturity date for our outstanding obligations after any applicable notice and/or cure periods. In such event, it is likely that we would not have the liquidity to repay the accelerated debt.

We are currently in discussions with the lenders and the holders of our private unsecured notes regarding the restructuring of our borrowing arrangements. We have engaged financial advisors to assist us with these negotiations. No assurance can be given that we will be successful in restructuring our borrowing arrangements on acceptable terms, if any, or amend such financial covenants in a manner sufficient to adequately reduce the risk of a default in the near future. In connection with any such amendments, our creditors are likely to condition their agreement on increases in the fees and interest rates payable under the borrowing arrangements and may condition their agreement on a conversion to secured facilities. In the event that we are unable to obtain additional funding or negotiate a successful debt restructuring, the creditors would have the right to demand immediate repayment of any outstanding obligations. Any such acceleration of the maturity of our obligations would likely cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements, to terminate and/or to accelerate the maturity of our obligations under other financing and credit instruments and agreements. Should the lenders and/or other counterparties demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance, raise additional liquidity by selling some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

Our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 were prepared on a “going concern” basis; however, our registered independent public accounting firm concluded in its report dated March 2, 2009 regarding those financial statements, that there is substantial doubt about our ability to continue as a going concern as a result of the conditions noted above.

We are currently in a period of credit and capital markets disruption and recession and we do not expect these conditions to improve in the near future

There have been traumatic developments in the financial markets worldwide over the past eighteen months which have led to a recession in the U.S. and other countries. We have been adversely affected by these conditions, as has virtually every financial institution in the world. The global financial crisis has limited our access to the debt and equity capital markets and resulted in significant depreciation of our investment portfolio. The market disruption and liquidity crisis has also dramatically reduced the volume of mergers and acquisitions in the market place affecting our ability to continue to generate additional liquidity through sales of portfolio investments. In addition, the ongoing liquidity crisis has also increased our funding costs and caused severe pressure on our stock price. We believe that these conditions may continue for a prolonged period of time or worsen in the future. Thus, we expect to continue to face significant challenges and uncertainties that could materially adversely affect our business, financial condition, and prospects.

Our business has significant working capital requirements and may be adversely affected by a prolonged inability to access the capital markets or to sell assets

Our business requires a substantial amount of working capital to operate. We historically have financed our operations through cash generated by our operating activities and through the sale of debt by special purpose affiliates to which we have contributed loan assets originated by us, unsecured borrowings by us and the sale of our equity. However, as explained above, this global financial crisis has significantly impacted our ability to access the credit and capital markets. There can be no assurance that we will be able to access the funds necessary for our liquidity requirements, especially in light of the recent downturn in the economy and continued dislocation in the financial markets.

Our ability to continue to rely on such sources or other sources of capital is also affected by legal, structural and other factors. As a BDC, our leverage is limited under the 1940 Act. The 1940 Act permits us to issue Senior Securities so long as our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of Senior Securities. We may, in addition, borrow amounts up to 5% of our total assets for temporary purpose as permitted by the 1940 Act. While we or our consolidated affiliates have issued, and intend to continue to issue when market conditions permit, debt securities and other evidences of indebtedness, up to the maximum amount allowed under the 1940 Act, a failure to continue short-term financings, to maintain our capacity under our existing unsecured revolving credit facility, to sell additional term debt notes or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may be unable to renew the capacity under our existing facilities or obtain access to additional debt facilities on acceptable terms, especially during the current economic downturn and dislocation in the credit markets. During such times, potential lenders and purchasers of our debt securities may be more restrictive in how they deploy their liquidity and capital. See the description of the term debt notes and the debt facilities under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

The following table is designed to illustrate the effect on returns to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate of 4.9% for the year ended December 31, 2008, and assuming hypothetical annual returns on our portfolio of minus 15% to plus 15%. As can be seen, leverage generally increases the return to shareholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.0%	-10.0%	-5.0%	—	5.0%	10.0%	15.0%
Corresponding Return to Common Shareholders(2)	-30.7%	-21.6%	-12.5%	-3.4%	5.7%	14.8%	23.9%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense accrued during the period is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of the beginning of the period to determine the “Corresponding Return to Common Shareholders.”

Because we are subject to regulatory restrictions on the amount of debt we can issue, we are dependent on the issuance of equity as a financing source. We are generally restricted to issuing equity at prices equal to or above our NAV per share at the time of issuance, subject to certain exceptions. One of these exceptions allows the sale of our common stock at a price below NAV per share if the sale is approved by holders of a majority of our outstanding voting securities and by holders of a majority of our outstanding voting securities who are not affiliated persons of us. Our Board of Directors must make certain determinations prior to any such sale. At a special meeting of stockholders in February 2009, we received the requisite approval of our stockholders to sell (i) the number of shares of our common stock necessary to complete the acquisition of the ordinary shares of our portfolio company European Capital that we did not already own, and (ii) a maximum of an additional 42,812,640 shares of our common stock, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations, at prices below NAV per share. The authorization expires in February 2010. However, even with such approval, there can be no assurances that we can issue equity when necessary. If additional funds are raised through the issuance of our common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our existing shareholders who do not purchase such securities would decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable than those of our common stock.

The recent economic recession has adversely affected our business and a continuation of current conditions could cause further harm to our operating results

As noted above, we incurred a significant net loss and net unrealized depreciation on our portfolio investments during 2008. In addition, many of our portfolio companies are susceptible to the current economic recession and may be unable to repay our debt investments, may be unable to be sold at a price that we could recover our investment, or even continue to operate during such periods. As a result, our non-performing assets have increased and may continue to increase and the value of our portfolio is likely to decrease during the current recession. In addition, adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Our ability to obtain capital to invest in such companies has also been impaired by the economic downturn. These results could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Our business is dependent on external financing.”

We make loans to and investments in middle market borrowers who may default on their loans or provide no return on our investments

We invest in and lend to privately-held, middle market businesses. There is generally no publicly available information about these businesses. Therefore, we rely on our principals, associates, analysts and consultants to investigate these businesses. The portfolio companies in which we invest may have significant variations in operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by senior lenders. Numerous factors may affect a portfolio company’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions, such as the current recession. Deterioration in a portfolio company’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. We also make unsecured, subordinated loans and invest in equity securities, which involve a higher degree of risk than senior loans. In certain cases, our involvement in the management of our portfolio companies may subject us to additional defenses and claims from borrowers and third parties. These conditions may make it difficult for us to obtain repayment of our loans.

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

There is uncertainty regarding the value of our portfolio investments

A significant portion of our portfolio investments are not publicly traded. We value these investments based on a determination of their fair value made in good faith by our Board of Directors as required by law. Due to the uncertainty inherent in valuing investments that are not publicly traded, as set forth in our consolidated financial statements, our determinations of fair value may differ materially from the values that would exist if a ready market for these investments existed. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of interest income recognition. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that would exist if a ready market existed for these securities.

Our anticipated amounts to be received upon settlement or maturity of our investments, or our Realizable Value, may differ from the amounts we ultimately receive

We determine the fair value of our investments in accordance with SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). We invest primarily in Level 3 assets, generally with the intention to hold the assets to settlement or maturity. The current lack of liquidity in the financial markets has caused investment spreads between the cost of funds and investment income to widen dramatically on our investments, which in most cases results in current fair values for many Level 3 assets that we believe are materially lower than the values we anticipate realizing on settlement or maturity, which we refer to as our Realizable Value. However, due to the uncertainty inherent in estimating our Realizable Value of our investments, our determinations of Realizable Value may differ materially from the values we ultimately will realize on settlement or maturity.

We have a limited investment history in certain segments of our business

Since our IPO, we have primarily been an investor in domestic, privately-held middle market companies, which we consider to be companies with sales between $10 million and $750 million. However, we have also invested over the past several years either directly or through new alternative asset funds in other investment categories, including European-based companies, CMBS, CLOs, CDOs, RMBS, single-family residential pass-through securities, early stage technology companies, special situation companies and distressed securities. We have limited or no operating history in making or monitoring such investments. We also invested in the third-party alternative asset fund management business in the last several years through our investment in American Capital, LLC. There can be no assurances that these investments or our asset management business will be profitable in future periods, nor can we offer investors any assurances that we will successfully implement these new strategies.

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

We have limited public information regarding the companies in which we invest

Consistent with our operation as a BDC, our portfolio consists primarily of securities issued by privately-held companies. As noted above, there is generally little or no publicly available information about such companies, and we must rely on the diligence of our employees and the consultants we hire to obtain the information necessary for our decision to invest in them. There can be no assurance that our diligence efforts will uncover all material information about the privately-held business necessary to make a fully informed investment decision.

A change in interest rates may adversely affect our profitability

Because we fund a portion of our investments with borrowings, our net increase in assets from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We enter into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our secured revolving debt funding facility and asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

An increase in interest rates could reduce the spread between the rate at which we invest and the rate at which we borrow, and thus, adversely affect our profitability, if we have not appropriately match-funded our liabilities and assets or hedged against such event. Alternatively, our interest rate hedging activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Also, the fair value of certain of our debt investments is based in part on the current market yields or interest rates of similar securities. A change in interest rates could have a significant impact on our determination of the fair value of these debt investments. In addition, a change in interest rates could also have an impact on the fair value of our interest rate swap agreements that could result in the recording of unrealized appreciation or depreciation in future periods. For example, a decline, or a flattening, of the forward interest rate yield curve will typically result in the recording of unrealized depreciation of our interest rate swap agreements. Therefore, adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Quantitative and Qualitative Disclosures About Market Risk” and “Financial Statements and Supplementary Data” for additional information on interest rate swap agreements.

A change in currency exchange rates may adversely affect our profitability

We may invest in debt securities that are denominated in currencies other than the U.S. dollar. In addition, we may invest in the equity of portfolio companies whose functional currency is not the U.S. dollar. Our domestic portfolio companies may also transact a significant amount of business in foreign countries and therefore their profitability may be impacted by changes in foreign currency exchange rates. The functional currency of our largest portfolio company, European Capital, is the Euro. European Capital also has investments in other European currencies, including the British Pound. As a result, an adverse change in currency exchange rates may have a material adverse impact on our business, financial condition and results of operations.

We may experience fluctuations in our quarterly results

We could experience fluctuations in our quarterly operating results due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, the ability to fund and close suitable investments, the timing of the recognition of fee income from closing investment transactions and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are dependent upon our key management personnel for our future success

We are dependent on the diligence and skill of our senior management and other members of management for the final selection, structuring, closing and monitoring of our investments. Our future success depends to a significant extent on the continued service and coordination of our senior management team. During an economic downturn, it may be difficult to retain such individuals. The departure of certain executive officers or key employees could materially adversely affect our ability to implement our business strategy. We do not maintain key man life insurance on any of our officers or employees.

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

Risks Related to Liquidity and Capital Resources

We are currently in default under the primary debt arrangements that we use to finance our operations. If we are unable to obtain a waiver, our lenders could accelerate the maturity of those borrowings

As discussed above, we were in default of the minimum consolidated tangible net worth covenant in our revolving credit facilities, the minimum consolidated tangible net worth and 200% asset coverage ratio covenants in our unsecured privately held notes and the 200% asset coverage ratio covenant in our public bonds as of December 31, 2008. A default under these borrowing arrangements could result, among other things, in termination of further funds availability under our revolving credit facilities and an accelerated maturity date for all amounts outstanding under these arrangements after any applicable cure and/or notice periods. We expect to generate cash flow from operations sufficient to service the debt under these borrowing arrangements prior to the stated maturity of the debt if there is not an acceleration of the maturity date. However, we will likely not be able to pay such obligations if our lenders require immediate repayment of all of our debt. We are working with our lenders on a waiver and amendment of these borrowing arrangements to reduce the risk of further defaults in the near term. There is no guarantee that we will be successful in restructuring or refinancing our debt on acceptable terms. If we are unable to renegotiate acceptable terms, this could have a material adverse effect on our business, financial condition and results of operations.

Our borrowing arrangements impose certain limitations on us

As of December 31, 2008, we had a secured revolving credit facility and an unsecured revolving line of credit (the “Revolving Facility”). We delivered a termination notice on February 27, 2009 to the lenders of the secured revolving credit facility. We also have issued senior unsecured notes in both public and private offerings and consolidated trusts affiliated with us have issued term debt securities (“Term Debt Notes”) to institutional investors. Each of these facilities and borrowing arrangements are described below.

Our Revolving Facility is currently a $1.4 billion unsecured revolving line of credit administered by an affiliate of Wachovia Capital Markets, LLC (which will decrease to $1.25 billion on December 31, 2009). The Revolving Facility contains customary default provisions as well as the following default provisions: a cross-default on our debt of $25 million or more, a default if we fail to meet a consolidated minimum net worth requirement of $4.5 billion plus forty percent (40%) of any capital stock issued or debt converted after October 1, 2008, a default triggered by a change of control and a default triggered if we fail to maintain an unsecured debt rating equal to or greater than BB by any one rating agency. Our ability to make draws under the Revolving Facility expires in March 2011, unless the term of the facility is extended.

We have $550 million of senior unsecured notes that were issued in a public offering. At the time of the issuance, the notes were rated Baa2, BBB and BBB by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. If the ratings of the notes from at least two of the rating agencies are decreased to a BB+ or Ba1 rating or lower, the interest rate on the notes would increase up to maximum of 200 basis points. The indenture contains various covenants, including a covenant that requires us to maintain an asset coverage ratio, as defined in the 1940 Act, of at least 200%.

We have issued senior unsecured notes to accredited investors in private placement offerings under several note purchase agreements. As of December 31, 2008, we had $392 million outstanding under these privately-placed unsecured senior notes. The note purchase agreements contain various covenants, including covenants that require us to maintain an asset coverage ratio, as defined in the 1940 Act, of at least 200%, a consolidated minimum tangible net worth and a minimum interest coverage ratio. Each note purchase agreement also contains a cross-default provision on our consolidated debt of $15 million or more and a default triggered by a change of control.

Trusts affiliated with us have issued Term Debt Notes to institutional investors with an outstanding balance of $2.1 billion as of December 31, 2008. These affiliated trusts are consolidated in our financial statements. These securities contain customary default provisions, as well as the following default provisions: a failure on our part, as the originator of the loans securing the Term Debt Notes or as the servicer of these loans, to make any payment or deposit required under related agreements within two business days after the date the payment or deposit is required to be made, or if we alter or amend our credit and collection policy in a manner that could have a material adverse effect on the holders of the Term Debt Notes.

Investment in non-investment grade structured products may be illiquid, may have a higher risk of default, and may not produce current returns

The CMBS, CLO and CDO securities in which we invest are generally non-investment grade, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Non-investment grade CMBS, CLO and CDO bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value.

Non-investment grade securities are expected to provide a higher yield than do investment grade securities, but with the higher return comes greater risk of default. In addition, the fair value of these securities may change as interest rates change over time. Economic recessions or downturns may cause defaults or losses on collateral securities to increase. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

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

Our assets include investments in Structured Products which are subordinate in right of payment to more senior securities

Our assets include subordinated CMBS, CLO and CDO securities which are the most subordinate class of securities in a structure of securities secured by a poll of loans and accordingly are the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. We may not recover the full amount or, in extreme cases, any of our initial investment in such subordinated interests. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

Our portfolio companies may be highly leveraged

Leverage may have important adverse consequences to our portfolio companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, their flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Risks Related to Our Investing and Financing Strategy

We may incur additional debt that could increase your investment risks

We or our consolidated affiliates borrow money or issue debt securities to provide us with additional funds to invest. Our lenders have fixed dollar claims on our assets or the assets of our consolidated affiliates that are senior to the claims of our shareholders and, thus, our lenders have preference over our shareholders with respect to these assets. In particular, the assets that our consolidated affiliates have pledged to lenders under the Term Debt Notes were sold or contributed to separate affiliated statutory trusts prior to such pledge. While we own a beneficial interest in these trusts, these assets are property of the respective trusts, available to satisfy the debts of the trusts, and would only become available for distribution to our shareholders to the extent specifically permitted under the agreements governing those Term Debt Notes. See “Risk Factors—Our debt facilities impose certain limitations on us.” Additionally, in order to successfully amend the terms of or refinance the borrowing arrangements under which we are in default, we may have to grant a security interest in some or all of our other assets to those lenders.

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

Our credit ratings may not reflect all risks of an investment in our debt securities

Our credit ratings are an assessment by major debt rating agencies of our ability to pay our obligations. Consequently, actual or expected changes in our credit ratings will likely affect the market value of our publicly issued debt securities. Our credit ratings, however, may not fully or accurately reflect all of the credit and market risks associated with our publicly issued debt securities. A downgrade in the credit ratings applicable to our debt securities could negatively impact us. If these credit ratings were to be downgraded, our interest expense (and our ability to raise additional debt) could be negatively impacted, and we may or could be required to redeem certain of our Senior Securities. Any of these occurrences could have a material effect on our business, financial condition and results of operations.

Terms relating to redemption may materially adversely affect the return on our debt securities

If any of the debt securities issued by us are redeemable at our option, we may choose to redeem debt securities at times when prevailing interest rates are lower than the interest rate paid on our debt securities. In addition, if our debt securities are subject to mandatory redemption, we may be required to redeem the debt securities also at times when prevailing interest rates are lower than the interest rate paid on these debt securities. In these circumstances, an investor may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

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

Failure to deploy capital effectively or obtain financing to make additional investments may reduce our return on equity

If we fail to invest new capital effectively, or obtain additional funds to grow, our return on equity may be negatively impacted, which could reduce the price of the securities that you own.

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

Risks Related to Our Common Stock

There is a risk that you may not receive dividends

Since our IPO, we have distributed and currently intend to distribute more than 90% of our investment company ordinary taxable income to our shareholders in order to continue to qualify as a RIC and have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income and capital gains. Historically, we have declared a dividend for each quarter since our IPO in 1997. However, in the fourth quarter of 2008, we revised our dividend policy to manage our capital base proactively in the current volatile markets. Our Board of Directors will evaluate the declaration of our quarterly dividend after our financial results are determined each quarter, so that we may more precisely assess our taxable income, cash flow and changes in fair value to better manage our tangible net worth in the current volatile markets. We did not declare a dividend in the fourth quarter of 2008. We are required to declare as a dividend by June 15, 2009 and pay by September 30, 2009 $220 million of our investment company ordinary taxable income for our tax year ended September 30, 2008 in order to maintain our qualification as a RIC and $296 million to eliminate our taxable income. Due to the global financial and liquidity crisis, there can be no assurance that we will have sufficient liquidity to pay these amounts by the required dates to maintain our qualification as a RIC and to eliminate all of our investment company ordinary taxable income.

Pursuant to applicable tax regulations, we are also required to include in taxable income certain amounts that have not yet been collected in cash such as payment-in-kind interest or original issue discount accretion. Since we may be required to recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company ordinary taxable income to continue to qualify as a RIC.

As a RIC, we could elect to retain our net long-term capital gains and pay a federal income tax on such gains on behalf of our shareholders treating them as a deemed distribution for tax purposes. In two of our last three tax years, we have elected to retain our long-term capital gains and pay the federal income tax on behalf of our shareholders instead of distributing the net long-term capital gains as a cash dividend to our shareholders.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow any specified level of cash distributions or year-to-year increases in cash distributions.

There is a risk that you may receive our stock as dividends

On January 7, 2009, the Internal Revenue Service issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared with respect to a taxable year ending on or before December 31, 2009 and (iii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

If we distribute our common stock as a dividend of our taxable income, a shareholder could receive up to 90% of the amount of the dividend declared in shares of our common stock with the remaining amount in cash. The total dividend declared would be taxable income to a shareholder although he or she may only receive 10% of the dividend in cash to pay any taxes due on the dividend.

If we cannot meet NASDAQ’s continued listing requirements, NASDAQ may delist our common stock, which would have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on NASDAQ. Under NASDAQ rules, a stock can be delisted and not allowed to trade on NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. Since the beginning of the financial markets crisis, we have and continue to experience significant volatility, including substantial decreases, in the price of our common stock. On February 27, 2009, the closing price of our common stock was a $1.35 per share. NASDAQ implemented a temporary suspension of the rules requiring a minimum $1.00 closing bid price on October 16, 2008, and later extended the suspension until April 20, 2009. If the suspension is not extended further, there is a risk in light of the continued depressed state of the economy and credit and capital markets that our common stock could further decline in share price below the minimum listing requirement, and thus be delisted from NASDAQ if the suspension is not further extended. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	changes in our dividend policy and earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	decreases in our net asset value per share;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital.

Future financings may be on terms adverse to shareholder interests

In the past we have issued, and in the future we may issue, equity to raise additional capital to fund our operations and to make investments. As noted above, our shareholders approved a proposal at a special meeting in February 2009 allowing us to sell shares of common stock below NAV per share subject to certain limitations. If we issue additional shares below our NAV per share, our existing shareholders may be further diluted.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, there were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our annual ordinary taxable income to our shareholders in order to maintain our qualification as a RIC. We report the estimated tax characteristics of each dividend when declared while the actual tax characteristics of dividends are reported annually to each shareholder on Form 1099-DIV. Our 2008 distributions of $3.09 per share consisted of $2.39 per share of ordinary income and $0.70 per share of long-term capital gain distributions. For our ordinary dividends declared in 2008 of $2.39 per share, $2.38 were non-qualifying dividends and $0.01 were qualifying dividends. Our ordinary taxable income and long-term capital gains comprise our investment company taxable income which differs from net income as defined by GAAP due primarily to temporary and permanent differences in interest and dividend income recognition, fee income recognition, stock-based compensation and other expense recognition, returns of capital and net unrealized appreciation or depreciation.

In the fourth quarter of 2008, we revised our dividend policy to manage our capital base proactively in the current volatile markets. Under this revised dividend policy, we will retain our net long-term capital gains and treat them as “deemed distributions”, and our Board of Directors will evaluate the declaration of our quarterly dividend after our financial results are determined each quarter, so that we may more precisely assess our taxable income, cash flow and changes in fair value to better manage our tangible net worth in the current volatile markets. We did not declare a dividend for the fourth quarter of 2008. We expect to declare a minimum amount of dividends in 2009 equal to our undistributed taxable income from our prior tax year in order to maintain our status as a RIC and to eliminate our 2008 taxable income.

For our tax year ended September 30, 2008, we retained our $155 million of net long-term capital gains resulting in a deemed distribution of $0.72 per share of net long-term capital gains to record holders as of September 30, 2008. Pursuant to the Internal Revenue Code, we paid on behalf of our shareholders $54 million of Federal taxes on the retained net long-term capital gains. Shareholders should report both their share of the retained net long term capital gains and the tax credit on their Federal tax returns. Also, shareholders should add their share of the deemed distribution, net of the tax paid by us, to the basis in their stock. The tax credits are available to shareholders whether the shares are held in a taxable or non-taxable account. We expect to retain any long-term capital gains going forward, but we will reevaluate that policy annually.

On January 7, 2009, the Internal Revenue Service issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared with respect to a taxable year ending on or before December 31, 2009 and (iii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

Under the 1940 Act, if a BDC has any senior debt securities outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage is below certain thresholds at the time of the distribution after deducting the amount of such dividend. However, we have received guidance from the staff of the SEC that notwithstanding this provision of the 1940 Act, we are able to declare and pay dividends pursuant to the revenue procedure issued by the Internal Revenue Service on January 7, 2009.

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

Our stock transfer agent, registrar and dividend reinvestment plan administrator is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43010, Providence, RI 02940, and their telephone number is 1-800-733-5001.

For the three fiscal years ended December 31, 2008, we have not sold any equity securities that were not registered under the Securities Act.

Quarterly Stock Prices and Dividend Declarations

Our common stock is quoted on The NASDAQ Global Select Market under the ticker symbol “ACAS”. As of February 17, 2009, we had 972 shareholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of shareholders. We believe that there are currently over 240,500 additional beneficial holders of our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market and our dividends paid for the years ended December 31, 2008 and 2007. The dividends paid in the table below do not include the $0.72 per share deemed distribution of our net long-term capital gains.

	Sales Prices		Dividend Paid
	High	Low
2008
First Quarter	$37.86	$26.15	$1.01
Second Quarter	$35.84	$23.74	$1.03
Third Quarter	$28.49	$15.83	$1.05
Fourth Quarter	$27.00	$2.77	$—

2007
First Quarter	$49.96	$39.30	$0.89
Second Quarter	$49.45	$40.83	$0.91
Third Quarter	$46.99	$35.00	$0.92
Fourth Quarter	$46.13	$32.36	$1.00

Equity Compensation Plans

The following table summarizes information, as of December 31, 2008, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire shares of our common stock may be granted from time to time. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for a description of our equity compensation plans (shares in millions).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders(1)	26.0	$34.91	13.7
Equity compensation plans not approved by security holders(1)	—	$—	—

Total	26.0	$34.91	13.7

(1)	All of our equity compensation plans have been approved by our shareholders.

Performance Graph

The performance graph below compares the total cumulative shareholder return on our common stock with the cumulative shareholder return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index (“S&P 500”), BDC Peer Group, Asset Manager Peer Group and Bank Peer Group, measured as of the last trading day of each year shown. The performance graph assumes an investment of $100 on December 31, 2003 and the reinvestment of dividends on the dates of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

The preceding graph compares a shareholder’s cumulative total return for the last five fiscal years, assuming $100 invested at December 31, 2003, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500; (iii) an index of selected issuers in our BDC Peer group, composed of Allied Capital Corporation, MCG Capital Corporation and Gladstone Capital Corporation; (iv) an index of selected issuers in our Asset Manager Peer Group, composed of Affiliated Managers Group Inc., Alliance Bernstein Holding L.P., Blackrock Inc., Brookfield Asset Management Inc., Eaton Vance Corp., Federated Investors Inc., Franklin Resources Inc., INVESCO Ltd., Janus Capital Group Inc., Legg Mason Inc., T. Rowe Price Group Inc. and Waddell & Reed Financial Inc.; and (v) an index of selected issuers in our Bank Peer Group, composed of Bank of America Corp., Bank of New York Mellon Corp., BB&T Corp., Citigroup Inc., Goldman Sachs Group Inc., Jefferies Group Inc., JPMorgan Chase & Co., Morgan Stanley, PNC Financial Services Group Inc., U.S. Bancorp and Wells Fargo & Co. The S&P 500 is an unmanaged, capitalization-weighted index generally representative of the U.S. market for large capitalization stocks. This information shows how our performance compares with the returns of one of the most widely used U.S. equity indexes. The S&P 500 cannot be invested in directly.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
AMERICAN CAPITAL, LTD.	$100	$216	$256	$356	$279	$31
S&P 500	100	111	116	135	142	90
BDC PEER GROUP	100	103	108	140	100	27
ASSET MANAGER PEER GROUP	100	130	167	210	254	116
BANK PEER GROUP	100	110	117	148	132	81

Purchases of Equity Securities

The following table provides information for the quarter ended December 31, 2008 regarding shares of our common stock that were purchased under a non-qualified deferred compensation plan, which is administered by a third-party trustee. The Compensation and Corporate Governance Committee of our Board of Directors (“Compensation Committee”) is the administrator of the plan. The purpose of this plan is to grant bonus awards to our employees. The Compensation Committee determines cash bonus awards, including vesting schedules. The cash bonus awards are invested by the trust in shares of our common stock that are purchased in the open market.

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share
	(in millions, except per share amounts)
October 2008	—	$—
November 2008	2.3	6.16
December 2008	—	—

	2.3	$6.16

Stock Buy-Back Plan

In January 2008, our Board of Directors authorized a stock buy-back program, which allowed for the repurchase of up to a maximum of $500 million of our common stock at prices below our net asset value per share as reported in our then most recently published financial statements. In November 2008, our Board of Directors terminated the stock buy-back program. During the three months ended March 31, 2008, we purchased a total 0.2 million shares of our common stock in the open market for $6 million at an average price of $31.20 per share under this program. We did not make any purchases under this program during the remainder of 2008.

Item 6. Selected Financial Data

AMERICAN CAPITAL, LTD.

Consolidated Selected Financial Data

(in millions, except per share data)

The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Total operating income(1)	$1,051	$1,240	$860	$555	$336
Total operating expenses(2)	521	640	424	228	114

Operating income before income taxes	530	600	436	327	222
Income tax provision	(37)	(6)	(11)	(13)	(2)

Net operating income	493	594	425	314	220
Net realized gain (loss) on investments	32	214	173	36	(38)

Net realized earnings	525	808	598	350	182
Net unrealized (depreciation) appreciation of investments	(3,640)	(108)	297	15	99
Cumulative effect of accounting change(2)	—	—	1	—	—

Net (decrease) increase in net assets resulting from operations	$(3,115)	$700	$896	$365	$281

Per share data:
Net operating income:
Basic	$2.42	$3.42	$3.15	$3.16	$2.88
Diluted	$2.42	$3.36	$3.11	$3.10	$2.83
Net earnings:
Basic	$(15.29)	$4.03	$6.63	$3.68	$3.69
Diluted	$(15.29)	$3.96	$6.55	$3.60	$3.63
Dividends declared	$3.09	$3.72	$3.33	$3.08	$2.91
Balance sheet data:
Total assets	$7,910	$11,732	$8,609	$5,449	$3,491
Total debt	$4,428	$4,824	$3,926	$2,467	$1,561
Total shareholders’ equity	$3,155	$6,441	$4,342	$2,898	$1,872
Net asset value per share	$15.41	$32.88	$29.42	$24.37	$21.11
Other data (unaudited):
Number of portfolio companies at period end	223	219	188	141	117
New investments(3)	$2,607	$7,928	$5,136	$3,714	$2,018
Realizations(4)	$2,176	$4,537	$3,447	$1,455	$712
Net operating income return on average equity at cost(5)	7.5%	11.3%	12.0%	13.6%	14.1%
Realized earnings return on average equity at cost(5)	8.0%	15.3%	16.9%	15.2%	11.6%
Earnings return on average equity(6)	(60.0)%	12.2%	24.6%	15.9%	18.8%
Assets under management(7)	$13,387	$17,104	$11,317	$5,675	$3,491

(1)

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

(2)	In 2006, we adopted SFAS Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). We adopted SFAS No. 123(R) using the “modified prospective” method. Under the modified prospective method, the consolidated financial statements for prior fiscal years do not reflect any restated amounts. When recognizing compensation cost under SFAS No. 123, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under SFAS No. 123(R), we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of SFAS No. 123(R) on January 1, 2006, we recorded a cumulative effect of a change in accounting principle, net of related tax effects, to adjust compensation cost for the difference in compensation costs recognized in prior periods if forfeitures had been estimated during those periods of $1 million, or $0.01 per basic and diluted share.
(3)	New investments include amounts as of the investment dates that are committed but unfunded.
(4)	Realizations represent cash proceeds received upon the exit of investments including scheduled principal amortization, debt prepayments, proceeds from loan syndications, payment of accrued payment-in-kind (“PIK”) interest, dividend and accreted loan discounts and sale of equity and other securities.
(5)	Average equity at cost is calculated based on the quarterly shareholders’ equity balances excluding net unrealized appreciation and depreciation.
(6)	Return represents net increase (decrease) in net assets resulting from operations Average equity is calculated based on the quarterly shareholders’ equity balances.
(7)	Assets under management include both (i) the total of American Capital’s assets and (ii) the total assets of third-party funds under management of American Capital, LLC, including any direct investment we have in those funds.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
(in millions, except per share data)

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have greater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value, and a change in estimate could affect our net asset value; (iv) our investments in securities of privately-held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to fund our business; (vii) our ability to retain key management personnel; (viii) a continued economic downturn or recession could further impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless we maintain an asset coverage of at least 200%, which may affect returns to our shareholder; (xii) we may fail to continue to qualify for our pass-through treatment as a RIC, which could have an affect on shareholder return; (xiii) our common stock price may be volatile; (xiv) there could be substantial doubt about our ability to continue as a going concern as a result of our default under certain financial covenants in our debt facilities; and (xv) general business and economic conditions and other risk factors described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Executive Overview

There have been traumatic developments in the capital markets worldwide over the past eighteen months. These developments began with credit problems in residential real estate, which led to a lack of liquidity and dramatic depreciation of residential real estate, and by extension, residential mortgage backed securities. The problems soon extended to disruptions in the markets and value of other structured finance products.

These developments caused a series of failures to befall a large number of financial institutions, which participated in the origination or underwriting of structured products or that invested in them. Public companies have had to depreciate their assets as trading values of structured finance products and other credit assets declined. At the end of the first quarter of 2008, The Bear Stearns Companies, Inc. collapsed and was sold to JP Morgan Chase & Co., with a large amount of Federal government assistance. This was followed by almost weekly revelations of illiquid and teetering financial institutions, government assistance and rapid mergers including Lehman Brothers Holdings, Inc., Washington Mutual, Inc., Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), American International Group, Inc., Merrill Lynch & Co., Inc. and Wachovia Corporation among others.

These developments have caused large and small corporations the world over to have significant difficulty borrowing on a short and long term basis and in raising capital. This has adversely affected aspects of businesses that rely on borrowed funds and new capital to grow and fund operations.

We have been significantly impacted by these developments, as has virtually every financial institution in the world. The global financial crisis has impacted our ability to currently access the debt and equity capital markets, has resulted in significant depreciation of our investment portfolio and may impact our ability to continue to exit portfolio investments in the near term. We continued to generate liquidity through the sales and repayments of portfolio investments generating over $2.2 billion of realizations of portfolio investments in 2008.

However, although we currently have investments in various stages of the sales process, the increasing liquidity crisis could make it difficult for us to continue to generate significant liquidity through sales of portfolio investments at attractive prices. We also believe that the liquidity crisis will limit our ability to raise public equity and public and privately sourced debt in 2009. Our 2009 business plan assumes no new capital raises, continued delevering of our balance sheet and the reinvestment of capital only as we experience liquidity through realizations from exits and repayments.

Going Concern

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included an explanatory paragraph to describe this uncertainty in its audit report on our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K. We incurred a net loss of $3.1 billion and recognized $3.5 billion of net unrealized depreciation on our portfolio investments for the year ended December 31, 2008 and our shareholders’ equity has decreased from $6.4 billion as of December 31, 2007 to $3.2 billion as of December 31, 2008. While there were declines in the performance of our portfolio investments during 2008, a significant portion of the depreciation that we have reported to date is not the result of credit impairment of our underlying assets, but rather of an unprecedented widening of investment spreads caused by distressed selling in trading markets for assets deemed to be comparable to our assets, declines in purchase multiples of middle market acquisition transactions during 2008 and application of market yield analysis to assets that were acquired with the intent of holding them to settlement or maturity as opposed to trading them. However, as a result of such unrealized depreciation, we are currently in breach of certain financial covenants under our revolving credit facilities and unsecured debt borrowing arrangements, which had an aggregate $2.3 billion outstanding (out of $4.4 billion of total debt) as of December 31, 2008.

As a BDC, we are generally prohibited under the 1940 Act from issuing any senior security representing indebtedness if immediately after such issuance we do not have an asset coverage ratio of at least 200%, which is calculated as the amount of our total assets less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. Due to the significant net unrealized depreciation and resulting decrease in our shareholders’ equity during 2008, we are currently below the 200% asset coverage ratio required to issue additional debt. Also, we are in breach of the minimum consolidated tangible net worth, portfolio charge-off and other asset coverage covenants in certain of our borrowing arrangements. As a result, the lenders and note holders under such borrowing arrangements could discontinue lending and/or declare all borrowings outstanding to be immediately due and payable after any applicable notice and/or cure periods. If any of these events occur, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of any such debt acceleration, or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations.

We did not include any adjustments to the consolidated financial statements included in this Annual Report on Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we believe that we will continue to be a financially sound and viable business, continuing to invest in the debt and equity capital of middle market companies and alternative asset funds, provide managerial assistance to our portfolio companies and provide value to our shareholders. As of December 31, 2008, we had $209 million in cash and cash equivalents and $71 million of restricted cash and cash equivalents, consisting primarily of interest and principal payments on assets that are securitized. For the year ended December 31, 2008, we had $654 million of positive cash flow from operating and investing activities, including $2.2 billion of principal payments, prepayments and exits from portfolio investments. Management believes that we have adequate liquidity to continue to fund our operations and the interest payments on our borrowing arrangements in the absence of an acceleration of the maturity of such debt. We have also undertaken or expect to commence the following efforts:

•

We have entered into discussions with the lenders under our unsecured revolving credit facility and our private unsecured note holders, and plan to enter into discussions with our public note holders, regarding a restructuring of the borrowing arrangements;

•	We expect to minimize our cash dividend distributions while maintaining our RIC status;

•	We reduced headcount by 32% and offices by 29% in 2008;

•	We reduced bonuses by 93% in 2008;

•	We generated $2.2 billion of principal payments, prepayments and exits in 2008;

•	We reduced debt by over $900 million, or 18%, since the second quarter of 2007;

•	We repaid all of our borrowings outstanding under our secured credit facility in the past year; and

•	We have and continue to sell assets in the ordinary course of business in order to delever our balance sheet.

We also believe that we can carry out our plans and continue as a going concern, in part because our assets exceed our liabilities by $3.2 billion based on fair value as determined by GAAP, or $15.41 NAV per share. Furthermore, we believe that we can continue to generate net operating income from our investments (over twice the amount of our interest payments in 2008) that exceeds our projected interest payments. Along with the fact that our assets exceed our liabilities by $3.2 billion, and by $4.2 billion when determined using our Realizable Value, will allow us either to successfully renegotiate the borrowing arrangements with our lenders and note holders or to reorganize under Chapter 11 of the United States Bankruptcy Code, significantly mitigating the risk of a forced liquidation. Finally, apart from our securitized loans which are non-recourse, none of our lenders currently have collateral security. Unsecured creditors generally have fewer rights than secured creditors in a bankruptcy proceeding. However, if we successfully renegotiate or amend our unsecured revolving credit facility and unsecured borrowing arrangements, we may have to provide a security interest to those lenders or note holders.

No assurance can be given that we will be successful in restructuring these borrowing arrangements on acceptable terms, if any, or amend such financial covenants in a manner sufficient to adequately reduce the risk of default in the near future. Should our lenders and/or other counterparties demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

In addition, pursuant to the terms of our unsecured revolving credit facility, during an event of default, the interest rate on our borrowings outstanding under the facility could increase by 2.00% at our lenders’ option. After all events of default under a credit facility have been cured or waived, the default rate for the facility is no longer applicable. Pursuant to the terms of our unsecured private notes, during an event of default, the note holders can declare that all amounts outstanding are immediately due and payable. Any overdue amount would accrue interest at a default rate equal to the greater of 2.00% above the stated rate, or if applicable, the prime rate. The note holders can rescind any acceleration if all late payments are made, all events of default are cured or waived and no judgment has been entered for the payment of money due under the notes. Pursuant to the terms of our public unsecured bonds, during an event of default, the trustee or the holders of at least 25% in principal amount of the outstanding bonds may declare the principal and accrued interest to be due and payable immediately. Under certain circumstances, any such acceleration of the maturity of the bonds may be rescinded by the holders of a majority in aggregate principal amount of the outstanding bonds.

Upon adoption of SFAS No. 159 on January 1, 2008, we decided to not elect the fair value option for our debt and therefore all of our debt liabilities are reflected on our consolidated balance sheet at their stated maturity values of $4.4 billion as of December 31, 2008. As of December 31, 2008, we estimate that the fair value of our debt is approximately $3.2 billion, or $1.2 billion less than the stated maturity values.

American Capital Investing Activity

We provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior debt, mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and directly to early stage and mature private and small public companies. Currently, we will invest up to $400 million in a single middle market transaction in North America. We also invest in Structured Products and alternative asset funds managed by us. For summary financial information by segment and geographic area, see the footnotes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

The total value of our investment portfolio was $7.4 billion, $10.9 billion and $8.1 billion as of December 31, 2008, 2007 and 2006, respectively. Our new investments totaled $2.6 billion, $7.9 billion and $5.1 billion during the years ended December 31, 2008, 2007 and 2006, respectively. The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date. As a result of the global liquidity crisis and corresponding reduction in the merger and acquisition (“M&A”) activity, our volume of new investments in 2008 were significantly lower than our new investments in 2007 and 2006. More specifically, the reduced M&A activity had a significant impact on our volume of investments in American Capital sponsored buyouts, our financing of other private equity firm buyouts and our financing of add-on acquisitions for our existing portfolio companies.

The type and aggregate dollar amount of our new investments during the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006
American Capital sponsored buyouts	$303	$3,273	$2,200
Financing for private equity buyouts	485	1,756	1,043
Direct investments	192	843	263
Investments in managed funds	775	474	—
Structured products	151	602	560
Add-on financing for growth	349	7	2
Add-on financing for recapitalizations	110	489	442
Add-on financing for acquisitions	98	385	584
Add-on financing for working capital in distressed situations	144	99	42

Total	$2,607	$7,928	$5,136

The $775 million of investments in managed funds in 2008 consists primarily of a $650 million unsecured revolving credit facility to European Capital and our $100 million common stock investment in AGNC. As of December 31, 2008, $286 million of the unsecured revolving credit facility to European Capital has not been funded.

During the years ended December 31, 2008, 2007 and 2006, we received cash proceeds from realizations and repayments of portfolio investments, excluding repayments of bridge notes and accrued PIK interest from European Capital, as follows (in millions):

	2008	2007	2006
Principal prepayments	$770	$1,411	$1,223
Senior loan syndications	349	1,601	456
Scheduled principal amortization	80	74	64
Payment of accrued PIK interest and dividend and original issue discounts	64	74	77
Sale of CMBS securities	—	402	—
Sale of equity investments	913	975	1,102

Total	$2,176	$4,537	$2,922

We continued to produce liquidity in 2008 through the realizations of our portfolio investments. However, the overall reduction in realizations from 2007 and 2006 was driven primarily by the reduced global M&A activity. In particular, the significant reduction in senior loan syndication proceeds in 2008 was driven by the reduction of our new investments from American Capital One-Stop Buyouts™ and one-stop financing for other private equity buyouts in which we typically syndicate the senior debt financing of such investments subsequent to our initial funding date.

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

•

The second element is “Net realized gain on investments,” which reflects the difference between the proceeds from an exit of an investment and the cost at which the investment was carried on our consolidated balance sheets and periodic interest settlements and termination receipts or payments on derivatives, foreign currency transaction gains or losses and income taxes on realized gains.

•

The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair value of our portfolio investments and of our interest rate derivatives at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. In addition, our net unrealized appreciation (depreciation) of investments includes the foreign currency translation from converting assets and liabilities denominated in a foreign currency to the U.S. dollar.

The consolidated operating results for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006
Operating income	$1,051	$1,240	$860
Operating expenses	521	640	424

Operating income before income taxes	530	600	436
Provision for income taxes	(37)	(6)	(11)

Net operating income	493	594	425
Net realized gain on investments	32	214	173

Net realized earnings	525	808	598

Net unrealized (depreciation) appreciation of investments	(3,640)	(108)	297

Net (decrease) increase in net assets resulting from operations before cumulative effect of accounting change	(3,115)	700	895
Cumulative effect of accounting change, net of tax	—	—	1

Net (decrease) increase in net assets resulting from operations	$(3,115)	$700	$896

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Operating Income

Operating Income

We have two primary lines of business: Investing and Asset Management/Advisory. We derive the majority of our operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and our alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio company investments and includes both management fees for providing managerial advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management/Advisory segment also includes our third-party alternative asset fund management business. As of December 31, 2008, all of our third-party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC. Prior to the second quarter of 2007, our third-party alternative asset fund management services were conducted through both ECFS, which was deconsolidated in the second quarter of 2007 (see note 18 to our consolidated financial statements in this Annual Report on Form 10-K), and wholly-owned portfolio companies. To the extent American Capital, LLC declares regular quarterly dividends of its net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income. The results for our Asset Management/Advisory segment also include the realized gain (loss) and unrealized appreciation (depreciation) of such wholly-owned portfolio companies.

The following is a summary of our operating income by segment for the years ended December 31, 2008 and 2007 (in millions):

	2008			2007
	Investing	Asset Management and Advisory	Consolidated	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$932	$18	$950	$958	$41	$999
Fee and other income	11	90	101	22	219	241

Total operating income	$943	$108	$1,051	$980	$260	$1,240

Investing Segment

Operating income from our Investing segment consisted of the following for the years ended December 31, 2008 and 2007 (in millions):

	2008	2007
Interest income on debt investments	$726	$735
Dividend income on equity securities	198	213
Interest income on bank deposits	8	10

Interest and dividend income	932	958

Prepayment fees	5	15
Other fees	6	7

Fee and other income	11	22

Total operating income	$943	$980

Interest income on debt investments decreased by $9 million, or 1%, to $726 million for the year ended December 31, 2008 from $735 million for 2007, due to a decline in the weighted average effective interest rate on our debt investments partially offset by an increase in our debt investments. Dividend income on equity securities decreased by $15 million, or 7%, to $198 for 2008 from $213 million for 2007, primarily due to a decline in the weighted average effective yield on our equity investments partially offset by an increase in our equity investments.

The following table summarizes selected data for our debt and equity investments, at cost, for the years ended December 31, 2008 and 2007 (dollars in millions):

	2008	2007
Effective interest rate on debt investments(1)(2)	10.8%	12.0%
Debt investments(1)(2)	$6,731	$6,146
Average monthly one-month LIBOR	2.5%	5.2%
Non-accrual loans at face as of period end	$871	$338
Non-accrual loans at fair value as of period end	$150	$122
Effective yield on equity investments(1)(3)	5.0%	6.2%
Equity investments(1)(3)	$3,944	$3,422
Effective yield on debt and equity investments(1)(3)	8.6%	9.9%
Debt and equity investments(1)(3)	$10,675	$9,568

(1)	Monthly weighted average.
(2)	Includes CMBS.
(3)	Excludes our equity investments in alternative asset fund management portfolio companies.

The monthly weighted average effective interest rate on debt investments decreased 120 basis points to 10.8% for the year ended December 31, 2008 from 12.0% for the year ended December 31, 2007. This is primarily due to a decrease in LIBOR from the prior year resulting in lower interest income on our variable rate loans. The decrease in the monthly weighted average effective interest rate is also due to an increase in non-accrual loans, partially offset by an increase in the interest spreads on new investments originated in the last eighteen months.

The monthly weighted average effective yield on equity investments decreased 120 basis points to 5.0% for the year ended December 31, 2008 from 6.2% for the year ended December 31, 2007. The decrease is primarily due to (i) a lower accrual of dividends on our preferred stock investments of our private finance portfolio and (ii) lower non-recurring cash dividends from our common stock investments in our private finance portfolio, partially offset by (iii) an increase in our cash dividends from our common equity investments in our alternative asset funds. We recorded dividend income on our equity investment in European Capital of $51 million for the year ended December 31, 2008 compared to $52 million for the year ended December 31, 2007. We also recorded dividend income of $13 million on our equity investment in AGNC for the year ended December 31, 2008.

Asset Management/Advisory Segment

Operating income from our Asset Management/Advisory segment consisted of the following for the years ended December 31, 2008 and 2007 (in millions):

	2008	2007
Dividend income from alternative asset fund management portfolio companies	$18	$41

Dividend income	18	41

Loan financing fees	20	55
Equity financing fees	4	51
Transaction structuring fees	4	36
Fund asset management fees and reimbursements	29	34
Portfolio company advisory and administrative fees	21	27
Other	12	16

Fee and other income	90	219

Total operating income	$108	$260

Dividend Income

The net operating income of American Capital, LLC is comprised of the base management fees, profit sharing (called carried interest or incentive fee) and transaction fees it earns less the operating expenses it incurs for providing fund management services. For the year ended December 31, 2008, American Capital, LLC declared dividends of $18 million compared to dividends of $41 million for year ended December 31, 2007. The decrease in dividend income is attributable primarily to a decrease in American Capital, LLC’s net operating income in 2008 due mostly to lower transaction fees from lower investment volume of its private equity funds under management, mostly European Capital, and lower management fees due to a decrease in assets under management primarily attributable to higher unrealized depreciation on the asset portfolio of European Capital.

Fee and Other Income

Loan financing fees for the year ended December 31, 2008 decreased $35 million, or 64%, over the comparable period in 2007. The decrease in loan financing fees for the year ended December 31, 2008 was attributable to a decrease in loan originations. The loan originations during the year ended December 31, 2008 decreased by $3.3 billion as compared to the prior year. The loan financing fees were 1.0% and 1.1% of loan originations for the years ended December 31, 2008 and 2007, respectively. Loan fees received that are representative of additional yield are recorded as OID and accreted into interest income using the effective interest method and not included in fee income.

Equity financing fees for the year ended December 31, 2008 decreased $47 million, or 92% over the comparable period in 2007. Transaction structuring fees for the year ended December 31, 2008 decreased $32 million, or 89% over the comparable period in 2007. Equity financing fees and transaction structuring fees were significantly lower in 2008 due primarily to reduced volume of American Capital sponsored buyouts.

Fund asset management fees and reimbursements revenue for the years ended December 31, 2008 and 2007 includes fees of $29 million and $19 million, respectively, for providing advisory and administrative services to American Capital, LLC. In addition, prior to the second quarter of 2007, ECFS was a consolidated operating subsidiary that earned alternative asset management fees and expense reimbursement revenues. The alternative asset management fees and expense reimbursements revenue earned by ECFS during the year ended December 31, 2007 was $15 million. There were no alternative asset management fees and expense reimbursements revenue recorded by us related to ECFS during the year ended December 31, 2008 as it was deconsolidated in the second quarter of 2007.

Operating Expenses

Operating expenses decreased $119 million, or 19%, for the year ended December 31, 2008 over the comparable period in 2007. Our operating leverage was 1.9% for the years ended December 31, 2008 and 2007. Operating leverage is our operating expenses plus those of ECFS post-deconsolidation through December 31, 2008, excluding stock-based compensation and interest expense, divided by our total assets under management at period end. Operating expenses consisted of the following for the years ended December 31, 2008 and 2007 (in millions):

	2008	2007
Interest	$220	$287
Salaries, benefits and stock-based compensation	206	254
General and administrative	95	99

Total operating expenses	$521	$640

Interest Expense

Interest expense for the year ended December 31, 2008 decreased $67 million, or 23%, over the comparable period in 2007. The decrease in interest expense for the year ended December 31, 2008 was primarily attributable to a decrease in our weighted average interest rate due to a decline in LIBOR as well as a decrease in our weighted average borrowings. The weighted average interest rate on all of our borrowings for the years ended December 31, 2008 and 2007 was 4.9% and 6.3%, respectively. Our weighted average borrowings decreased from $4,572 million for the year ended December 31, 2007 to $4,508 million in the comparable period in 2008.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the years ended December 31, 2008 and 2007 (in millions):

	2008	2007
Base salaries	$93	$92
Incentive compensation	5	73
Severance costs	10	—
Benefits	17	17
Stock-based compensation	81	72

Total salaries, benefits and stock-based compensation	$206	$254

Salaries, benefits and stock-based compensation for the year ended December 31, 2008 decreased $48 million, or 19%, over the comparable period in 2007. The decrease is primarily due to lower incentive compensation in 2008, a decrease in the number of employees and the deconsolidation of ECFS, partially offset by severance costs in 2008 and annual salary increases. Our incentive compensation during the year ended December 31, 2008 decreased by $68 million, or 93%, over the comparable period in 2007 as a result of not meeting operating performance criteria. As discussed above, we deconsolidated ECFS in the second quarter of 2007. For the fiscal year ended December 31, 2007, the total salaries, benefits and stock-based compensation of ECFS was $7 million through the date of its deconsolidation.

To better align our organization and cost structure with current economic conditions, we undertook a strategic review of our business in 2008 which resulted in an aggregate restructuring charge of $19 million. The restructuring charge included $10 million for severance and related costs associated with 160 employees and $9 million of costs related to excess facilities. The severance and related costs are included in salaries, benefits and stock-based compensation and the excess facilities costs are included in general and administrative in our consolidated statements of operations. As of December 31, 2008, we had total employees of 384 compared to total employees of 580 as of December 31, 2007.

General and Administrative Expenses

General and administrative expenses decreased by $4 million, or 4%, over the comparable period in 2007. The decrease is primarily due to the decrease in the number of employees, lower employee recruiting costs and the deconsolidation of ECFS, partially offset by the $9 million restructuring charge related to excess facilities discussed above.

Provision for Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income of our investment company based on our tax fiscal year. Ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions.” As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed, or intend to distribute, sufficient dividends to eliminate our taxable income. Accordingly, we do not have a provision for income taxes on our income from our investment company.

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar years ended December 31, 2008 and 2007 and the one-year periods ending October 31, 2008 and 2007, we did not distribute at least 98% of our ordinary income and capital gains and accrued the 4% excise tax. For the years ended December 31, 2008 and 2007, we accrued $14 million and $7 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the year ended December 31, 2007, we accrued $6 million of excise tax attributable to undistributed capital gains, which is included in taxes on net realized gain on the accompanying consolidated statements of operations.

Our consolidated operating subsidiary, ACFS, is subject to corporate level Federal, state and local income tax. For the year ended December 31, 2008, we accrued a tax provision of $23 million compared to a tax benefit $1 million for the corresponding period in 2007. ACFS operated at a net loss during the year ended December 31, 2008, however we recorded a valuation allowance against our deferred tax asset during 2008 that resulted in a provision for income taxes on our consolidated statements of operations attributable to ACFS. We use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. In determining if our deferred tax asset is realizable, we consider the forecasted future taxable income of ACFS as well as any tax planning strategies. Considering the current macroeconomic environment, we concluded that it is more likely than not that we would not realize most of our deferred tax asset with future taxable income of ACFS. Accordingly, we recorded a valuation allowance against our deferred tax asset in 2008. Substantially most of our $23 million tax provision of ACFS for the year ended December 31, 2008 related to our recording of a valuation allowance.

Net Realized Gain (Loss) on Investments

Our net realized gain (loss) on investments for the years ended December 31, 2008 and 2007 consisted of the following individual portfolio company realized gain (loss) greater than $15 million (in millions):

	2008	2007
BPWest, Inc.	$69	$—
Contec Holdings, Ltd	58	—
SSH Acquisition, Inc.	37	—
Pasternak Enterprises, Inc.	34	—
PaR Systems, Inc.	19	—
Exstream Holdings, Inc.	18	—
PHC Acquisition, Inc.	16	—
Sale to American Capital Equity II, LP	—	78
Ranpak Acquisition Company	—	64
EAG Acquisition, LLC	—	50
ACSAB, LLC	—	45
SAV Holdings, Inc.	1	43
The Hygenic Corporation	1	22
Other	42	61

Total gross realized portfolio gains	295	363

Stein World, LLC	(32)	—
BLI Partners, LLC	(16)	—
Stravina Holdings, Inc.	—	(45)
New Starcom Holdings, Inc.	—	(43)
Sale of 22 CMBS Investments	—	(22)
Logex Corporation	—	(21)
Other	(115)	(34)

Total gross realized portfolio losses	(163)	(165)

Total net realized portfolio gains	132	198
Interest rate derivative periodic interest (payments) receipts, net	(31)	10
Interest rate derivative termination (payments) receipts, net	(9)	7
Foreign currency transactions	(6)	5
Taxes on net realized gains	(54)	(6)

Total net realized gains	$32	$214

During 2008, we received full repayment of our remaining $9 million subordinated debt investment in BPWest, Inc. and sold all of our equity interests for $75 million in proceeds realizing a total gain of $69 million offset by a reversal of unrealized appreciation of $71 million. The gain that we recognized included escrowed proceeds that we expect to receive of $4 million.

During 2008, we received full repayment of our remaining $88 million subordinated debt investment in Contec Holdings, Ltd. and sold all of our equity interests for $165 million in proceeds realizing a total gain of $58 million offset by a reversal of unrealized appreciation of $58 million. We provided $135 million in subordinated debt financing to the purchasers.

During 2008, we received full repayment of our remaining $32 million subordinated debt investment in SSH Acquisition, Inc. and sold all of our equity interests for $59 million in proceeds realizing a total gain of $37 million offset by a reversal of unrealized appreciation of $40 million. The gain that we recognized included escrowed proceeds that we expect to receive of $6 million. We provided $141 million in senior and subordinated debt financing to the purchasers.

During 2008, we received full repayment of our remaining $29 million subordinated debt investment in Pasternack Enterprises, Inc. and sold all of our equity interests for $44 million in proceeds realizing a total gain of $34 million offset by a reversal of unrealized appreciation of $35 million. The gain that we recognized included escrowed proceeds that we expect to receive of $2 million.

During 2008, we sold all of our equity interests in PaR Systems, Inc. for $20 million in proceeds realizing a total gain of $19 million offset by a reversal of unrealized appreciation of $20 million. The gain that we recognized included escrowed proceeds that we expect to receive of $1 million. We provided $5 million in senior debt financing to the purchasers.

During 2008, we received full repayment of our remaining $65 million subordinated debt investment in Exstream Holdings, Inc. and sold our equity interests for $306 million in proceeds realizing a total gain of $18 million offset by a reversal of unrealized appreciation of $23 million. The gain that we recognized included escrowed proceeds that we expect to receive of $8 million.

During 2008, we received full repayment of our remaining $27 million subordinated debt investment in PHC Acquisition, Inc. and sold equity interests for $32 million in proceeds realizing a total gain of $16 million offset by a reversal of unrealized appreciation of $20 million. We retained a 5.8% common equity interest in the acquiring portfolio company, Primrose Holding Corporation. The gain that we recognized included escrowed proceeds that we expect to receive of $4 million.

During 2008, all of the operating assets of Stein World, LLC were sold pursuant to a sale foreclosure initiated by the lenders senior to us. We did not receive any proceeds from the sale and wrote off our debt investments in 2008 realizing a loss of $32 million offset by a reversal of unrealized depreciation of $32 million.

During 2008, we sold our minority equity interests in BLI Partners, LLC for $1 million in proceeds realizing a loss of $16 million fully offset by a reversal of unrealized depreciation.

In October 2007, we sold approximately 17% of our equity investments (other than warrants issued with debt investments) in 80 portfolio companies for an aggregate purchase price of $488 million to ACE II. ACE II is a private equity fund with $585 million of equity commitments from third-party investors. The remaining $97 million equity commitment will be used by ACE II to fund add-on investments in the 80 portfolio companies. American Capital, LLC manages ACE II in exchange for a 2% annual management fee on the cost basis of the assets of the fund and a 10% to 30% carried interest in the net profits of the fund, subject to certain hurdles. We recorded a total net realized gain of $78 million upon the sale of the $488 million of investments. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of

Liabilities (“SFAS No. 140”), we included in our sale proceeds the fair value of the management agreement associated with the $488 million of investments sold. The fair value of this portion of the contract was determined to be $20 million and was treated as being contributed to American Capital, LLC and included in our cost basis in our investment in American Capital, LLC. As a result, our $78 million of net realized gain on the transaction includes $20 million of a realized gain for the value of a portion of the management agreement received as sale proceeds.

During the second quarter of 2007, our portfolio company Ranpak Acquisition Company (“Ranpak”) recapitalized its balance sheet that included a partial redemption of its redeemable preferred stock. As part of the recapitalization, we received $71 million in proceeds for the partial redemption of our preferred stock investment in Ranpak, including full repayment of related accrued dividends, realizing a gain of $19 million. In addition, during the fourth quarter of 2007, we received full repayment of our remaining $107 million subordinated debt investment in Ranpak and sold all of our equity interest for $119 million in proceeds realizing a total additional gain of $45 million, offset by the reversal of unrealized appreciation of $56 million. The gain that we recognized included escrowed proceeds that we expect to receive of $1 million.

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

Our portfolio company ACSAB, LLC (“ACSAB”) held an investment in ASAlliances Biofuels, LLC (“ASAlliances”). During 2007, ASAlliances was sold to VeraSun Energy Corporation (“VeraSun”) (NYSE: VSE) for cash and stock consideration. ACSAB distributed to us our share of its sale proceeds, after tax, consisting of cash, stock of VeraSun and an escrow that holds additional stock of VeraSun with a total value of $73 million. The value of the VeraSun stock was $32 million and the expected proceeds of the escrow were $13 million. As part of the sale transaction, we also received full repayment of our $48 million subordinated debt investment in ASAlliances. We recorded a total realized gain on the transaction of $45 million offset by a reversal of unrealized appreciation of $55 million.

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

During 2007, we sold our investments in 121 subordinated tranches of bonds in 22 CMBS trusts to ACAS CRE CDO, a new commercial real estate collateralized debt obligation trust. Our cost basis in the CMBS bonds sold to ACAS CRE CDO was $642 million with a principal balance of $1.2 billion. Third-party investors in ACAS CRE CDO purchased AAA through A-bonds for a total purchase price of $411 million with a principal balance of $412 million. We purchased investment grade and non-investment grade notes and preferred shares of ACAS CRE CDO for a total purchase price of $215 million with a principal balance of $763 million. In accordance with SFAS No. 140, the securities that we purchased are considered to be beneficial interests in the sold CMBS bonds that are retained by us. The beneficial interests that continue to be held by us were measured at the date of transfer by allocating the previous carrying amount of the sold CMBS bonds between the ACAS CRE CDO notes sold to third-parties and the ACAS CRE CDO notes and preferred shares that we continue to hold based on their relative fair values. American Capital, LLC, serves as the collateral manager for ACAS CRE CDO in exchange for an annual senior management fee of 7.5 basis points and a subordinate fee of 7.5 basis points. In accordance with SFAS No. 140, the fair value of the collateral management agreement estimated to be $2 million was included as additional sale proceeds and treated as being contributed to American Capital, LLC increasing our cost basis in that portfolio investment. We recorded a net realized loss of $22 million in 2007 related to this transaction offset by a reversal of unrealized depreciation of $17 million.

During 2007, the operating assets of Logex Corporation were sold pursuant to an asset purchase and sale agreement. We received cash proceeds from the sale of the operating assets as partial payment on our subordinated debt investments and expected to receive additional payments on our subordinated debt investments from sale proceeds held in escrow. We deemed our equity investments and subordinated debt investments that will not be repaid with any of the sale proceeds held in escrow as worthless and wrote off the securities realizing a loss of $21 million fully offset by a reversal of unrealized depreciation.

We record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the amount as a realized gain (loss) on investments on the interest settlement date. We generally pay a fixed rate and receive a floating rate based on LIBOR under our interest rate swap agreements. For the year ended December 31, 2008, we recorded a net realized loss of $31 million compared to a net realized gain of $10 million for the year ended December 31, 2007 from the settlement of the periodic interest payments under our interest rate swap agreements. The unfavorable periodic interest settlements in 2008 as compared to 2007 are due primarily from the decrease in LIBOR rates in 2008 as compared to 2007.

Cash payments received or paid for the termination of an interest rate derivative agreement are recorded as a realized gain or loss upon termination. Interest rate swap agreements were terminated prior to their maturity resulting in net cash settlement payments of $9 million for the year ended December 31, 2008 compared to net cash settlement receipts of $7 million for the year ended December 31, 2007.

For our tax year ended September 30, 2008, we retained our $155 million of net long-term capital gains resulting in a deemed distribution of $0.72 per share of net long-term capital gains to record holders as of September 30, 2008. Pursuant to the Code, we paid on behalf of our shareholders $54 million of Federal taxes on the retained net long-term capital gains.

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation (depreciation) of investments is based on valuations approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the years ended December 31, 2008 and 2007 (in millions):

	2008	2007
Gross unrealized appreciation of private finance portfolio investments	$192	$642
Gross unrealized depreciation of private finance portfolio investments	(1,508)	(523)
Impact of adopting SFAS No. 157	(447)	—

Net unrealized (depreciation) appreciation of private finance portfolio investments	(1,763)	119
Net unrealized depreciation of managed funds(1)	(671)	(281)
Net unrealized (depreciation) appreciation of American Capital, LLC(1)	(300)	406
Net unrealized depreciation of Structured Products	(606)	(203)
Reversal of prior period net unrealized appreciation upon a realization	(140)	(167)

Net unrealized depreciation of portfolio investments	(3,480)	(126)
Foreign currency translation	(41)	98
Derivative and option agreements	(119)	(80)

Net unrealized depreciation of investments	$(3,640)	$(108)

(1)	Excludes foreign currency translation.

Private Finance

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

During the year ended December 31, 2008, we recorded $1,763 million of net unrealized depreciation on our private finance portfolio investments, including $447 million of net unrealized depreciation as a result of the change in our accounting methodologies from the adoption of SFAS No. 157. The remaining $1,316 million of net unrealized depreciation on our private finance portfolio investments during 2008 was driven primarily by declines in multiples of comparable companies and reduction of historic and projected cash flows of certain portfolio companies.

As discussed in Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we adopted SFAS No. 157 on January 1, 2008. As a result of the adoption of SFAS No. 157, we were required to modify our valuation methodologies for certain of our private finance investments. Prior to the adoption of SFAS No. 157, we generally determined the fair value of our private finance portfolio investments by using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. This valuation approach results in the determination of a fair value of our investments based on a change of control in an M&A transaction or a recapitalization of the enterprise based on the value of the enterprise. However, upon the adoption of SFAS No. 157, for investments in debt and redeemable preferred equity securities of portfolio companies for which we do not have the ability to initiate a sale of the portfolio company as of the measurement date and for which there is no active market, we are required under SFAS No. 157 to use a hypothetical secondary market as our principal market. We determine the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using the market yield (“Market Yield”) valuation methodology. During the year ended December 31, 2008, we recorded $447 million of net unrealized depreciation as a result of using a Market Yield valuation methodology to determine the fair value of these investments instead of the Enterprise Value Waterfall valuation methodology. We intend to hold these private finance portfolio investments until settlement or maturity which would generally be on a change of control event such as a sale or recapitalization of the company. In general, we would not exit these investments in a secondary market where the sale proceeds would be based on a market yield. Accordingly, we do not expect to realize this $447 million of cumulative net unrealized depreciation if we hold the investments to settlement or maturity and there are no significant unanticipated impairments.

Under the Market Yield valuation methodology, the net unrealized depreciation of $447 million for the year ended December 31, 2008 was driven by a significant increase in expected current market yields and interest rate spreads of similar loans or securities as well as a decline in LIBOR. For example, the Merrill Lynch 3-5 Year BB US Cash Pay High Yield Index as of December 31, 2008 increased approximately 700 basis points as compared to the prior year. This index tracks U.S. denominated debt, currently in a coupon paying period that is publicly issued in the U.S. domestic market with a remaining term to maturity greater than or equal to 3 years and less than 5 years and rated BB1 through BB3. However, we estimate that the privately-held middle market loan pricing as of December 31, 2008 has increased over 200 basis points for senior debt and over 300 basis points for subordinated debt as compared to the prior year. In addition, the one-month LIBOR as of December 31, 2008 decreased by over 400 basis points as compared to the prior year.

The remaining $1,316 million of net unrealized depreciation on our private finance portfolio was driven primarily by declines in multiples of comparable companies and reduction of historical and projected cash flows of certain portfolio companies. Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise value of the portfolio company by preparing an analysis consisting of traditional valuation methodologies including market, income and cost approaches. We weight some or all of the traditional valuation methods based on individual circumstances of the portfolio company. Three of the more significant traditional valuation methodologies used are: valuations of comparable public companies, recent sales of private and public comparable companies, and discounting the forecasted cash flows of the portfolio company. During 2008, the trading multiples of comparable public companies have declined significantly. For example, the Wilshire 5000 Index declined 37% during 2008. The Wilshire 5000 Index is a common index that measures the performance of the stocks for nearly every traded public company in the United States. Also, recent sales of private and public comparable companies also reflect lower multiples. In addition, the performance of certain of our portfolio companies deteriorated during 2008 due to both global macroeconomic factors due to the economic recession as well as individual performance issues at certain portfolio companies resulting in a decline of cash flows. Of our $1,316 million of remaining net unrealized depreciation on our private finance portfolio during the year ended December 31, 2008, we estimate that approximately two-thirds was due to multiple compression and approximately one-third was due to portfolio company performance.

Managed Funds

For the year ended December 31, 2008, the net unrealized depreciation of our managed funds was $671 million, consisting primarily of $672 million of unrealized depreciation on our investment in European Capital. We own a 68% controlling majority-owned interest in European Capital, a company publicly traded on the London Stock Exchange under the ticker symbol “ECAS”. As outlined in our accounting policy and in accordance with the 1940 Act for determining fair value, for securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the market quote would be obtainable upon transfer of control. As of December 31, 2008 and 2007, European Capital’s closing market quote was €0.90 and €6.98 per share, respectively. As of December 31, 2008 and 2007, the fair value of our controlling majority-owned equity interest in European Capital was determined to be €1.15 and €7.88 per share, respectively, which was based on the closing market quote plus a control premium of 27% and 13%, respectively. The $672 million of unrealized depreciation in our investment in European Capital during the year ended December 31, 2008 was driven primarily by a decrease in the market quote from December 31, 2007 to December 31, 2008. Including the impact of foreign currency translation, our equity investment in European Capital was valued at $117 million and $839 million as of December 31, 2008 and 2007, respectively. A control premium was applied to the market quote as it was determined in good faith by our Board of Directors that additional value above the market quote would be obtainable upon the sale of our controlling interest in European Capital. The purchaser of the majority-owned controlling interest in European Capital would have the ability to realize the net asset value and take advantage of synergies and other benefits that would result from control over European Capital.

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital, is a holding company of wholly-owned third-party fund managers. During the year ended December 31, 2008, we recognized $300 million of unrealized depreciation on our investment in American Capital, LLC compared to $406 million of unrealized appreciation in the comparable period in 2007. This decline was primarily driven by a decrease in the trading multiples of comparable asset management companies and a decline in its projected management and incentive fees due to lower projected transaction fees and a decline in the growth rate of assets under management. The projected lower transaction fees are due to lower projected investment originations of the alternative asset funds under its management. The decline in projected assets under management of American Capital, LLC is due in part to additional unrealized depreciation as a result of changes to accounting valuation methodologies upon the adoption of SFAS No. 157 by the third-party alternative asset funds managed by American Capital, LLC, primarily European Capital.

Structured Products

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities. During the year ended December 31, 2008, we recorded $606 million of net unrealized depreciation on our Structured Products investments. Our CMBS portfolio, which includes a commercial real estate CDO, experienced $455 million of net unrealized depreciation and our CLO and CDO portfolios experienced $151 million of net unrealized depreciation during the year ended December 31, 2008.

We value our Structured Products investments using the Market Yield valuation methodology. We estimate fair value based on third-party broker quotes and our cash flow forecasts subject to our assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, recent investments and securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We considered that the current market for our Structured Products investments would be considered an inactive market and that the information used by the third-party brokers to develop the quotes were generally not based on actual transactions. We attempted to obtain multiple third-party broker quotes for all of Structured Products investments. We were generally able to receive third-party broker quotes for a significant majority of our Structured Products investments; however we generally received a limited number of third-party broker quotes per investment. The third-party broker quotes that we were able to obtain were provided as a source of indicative prices and were not binding offers. We evaluated the reasonableness of the broker quotes based on our knowledge of recent secondary offerings of similar securities reviewed by us, and to the extent possible, based on our knowledge of actual trades of similar securities. The reliance on broker quotes in determining the fair value of our Structured Products investments is specific to the facts and circumstances of each individual investment, but generally we weighted the use of broker quotes in determining the fair value of our Structured Products investments between 10% and 25%. The $606 million of net unrealized depreciation during the year ended December 31, 2008 and the accumulated net unrealized depreciation as of December 31, 2008 of $770 million is driven primarily by dramatic widening of the investments spreads caused by the liquidity crisis in the market. The liquidity crisis has driven investors’ expected returns higher on

Structured Products investments. In general, there is not a liquid market for our non-investment grade Structured Products investments. However, there have been a few trades of securities of similar Structured Products investments in what is considered to be an illiquid distressed market during 2008, which has had the effect of decreasing the values of the overall Structured Products market. Our unrealized depreciation was driven less by actual credit quality of the underlying loan pools as the investments have generally performed as underwritten to date.

We expect that we will hold these Structured Products investments until settlement or maturity. Based on our December 31, 2008 assumptions of future default and recovery rates, reinvestment spreads and prepayment rates, we anticipate that we will realize upon the settlement or maturity approximately $684 million more in proceeds than the fair value as of December 31, 2008. The primary difference between the fair value as of December 31, 2008 and our anticipated proceeds at maturity is that the current market yields used to value these securities do not have an impact on our anticipated proceeds at settlement or maturity if our current assumptions of the future credit quality and cash flows prove accurate.

Foreign Currency Translation

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the year ended December 31, 2008, the foreign currency translation adjustment recorded in our consolidated statements of operations as net unrealized depreciation was $41 million, primarily as a result of the Euro depreciating against the U.S. dollar.

Derivative and Option Agreements

During the year ended December 31, 2008, we recorded $119 million of net unrealized depreciation from derivative and option agreements. We recorded $70 million of net unrealized depreciation from derivative agreements, primarily interest rate swaps, and $49 million of net unrealized depreciation from a put option agreement.

For interest rate derivative agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period, adjusted for nonperformance risk, if any, including an evaluation of our credit risk and our counterparty’s credit risk. A negative fair value would represent an amount we would have to pay a third-party and a positive fair value would represent an amount we would receive from a third-party to assume our obligation under an interest rate derivative agreement. They generally appreciate or depreciate primarily based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of derivative agreements. The decrease in the fair value of our interest rate derivative agreements during the year ended December 31, 2008 is primarily due to a decrease in the forward interest rate yield curve as a result of the decline in LIBOR.

We are party to a put option agreement with European Capital under which European Capital can put some or all of certain investments to us at a predetermined put price of €332 million (approximately $467 million as of December 31, 2008). Under the terms of the agreement, the put option may be exercised at any time commencing on January 1, 2010 and expiring on December 31, 2010. If, prior to January 1, 2010, the investments are sold to a third party for less than the predetermined put price, we are required to pay European Capital an amount equal to the difference between the predetermined put price and the amount received on the sale. In consideration for entering into the put option, European Capital paid us a premium of €16 million ($20 million) which is included on our consolidated balance sheet as a liability. During the year ended December 31, 2008, we recorded net unrealized depreciation of $49 million on the put option agreement primarily due to a decrease in fair value of the portfolio investments of European Capital subject to the put option agreement.

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

For example, as of December 31, 2008, we held an investment in a commercial real estate collateralized debt obligation (ACAS CRE CDO) that has been depreciated $201 million inception to date, including $152 million during the year ended December 31, 2008. This investment is currently producing approximately $5 million per quarter of cash flow, but its fair value determined in accordance with GAAP is $18 million as of December 31, 2008; however, we anticipate realizing $141 million of our investment on settlement or maturity based on our assumptions as of December 31, 2008 of future credit losses, which includes the recession, over the life of the investment. Further, our Structured Products produced a total of $31 million of cash flow for the current quarter, but the total fair value determined in accordance with GAAP is $186 million as of December 31, 2008. Accordingly, the current fair value of our Structured Products determined in accordance with GAAP is approximately 1.5 times the annualized current quarterly cash flow. We believe the valuations of investments such as these are significantly impacted by both the lack of demand for such products and the lack of liquidity in the current market to finance the acquisition of these investments, thereby decreasing leveraged returns and prices that market participants are willing to pay for these securities. As such, there are material differences between the current GAAP fair value of several classes of our Level 3 assets compared to the value we anticipate we will realize on settlement or maturity if our current assumptions of future credit quality and cash flows are accurate.

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

As of December 31, 2008, we expect that our Realizable Value will exceed our fair value determined in accordance with GAAP as of December 31, 2008 by approximately $1,068 million.

As of December 31, 2008, 99% of our portfolio investments are valued using Level 3 inputs. The following table summarizes the current GAAP cost basis and fair value of our investments as of December 31, 2008 compared to the Realizable Value (in millions):

Asset Class	GAAP Cost Basis	GAAP Fair Value	Realizable Value(1)	Difference Between Realizable Value and GAAP Fair Value
Private finance	$8,285	$6,474	$6,921	$447
Managed funds	1,381	583	583	—
Structured products	956	186	870	684
American Capital, LLC	69	175	175	—
Derivatives and option agreements, net	(20)	(213)	(276)	(63)

Total	$10,671	$7,205	$8,273	$1,068

(1)	Use of Non-GAAP Information—Realizable Value is a non-GAAP financial measure which management uses in its internal analysis of results, and believes may be informative to investors gauging the quality of our assets and financial performance from a long-term perspective, identifying trends in our results and providing meaningful period-to-period comparisons. Realizable Value is defined as the future value that American Capital anticipates realizing on the settlement or maturity of its investments. As of the measurement date, it does not represent current GAAP fair value or net present value and is based on assumptions as of the measurement date. Accordingly, changes to expectations of future cash flows as a result of events subsequent to the measurement date are not reflected in the Realizable Value as of the measurement date. American Capital believes that this non-GAAP financial measure provides information useful to investors because American Capital generally intends to hold its assets to settlement or maturity, and there may be material differences between the GAAP fair values of its investments and the amounts American Capital expects to realize on settlement or maturity. This is primarily because the current lack of liquidity in the financial markets has caused investment spreads between the cost of funds and investment income to widen significantly on investments, resulting in current fair values under SFAS No. 157 that are materially lower than what American Capital currently anticipates realizing on settlement or maturity. American Capital believes that providing investors with Realizable Value in addition to the related GAAP fair value gives investors greater transparency to the information used by management in its financial operational decision-making. Although American Capital believes that this non-GAAP financial measure enhances investors’ understanding of its business and performance, Realizable Value should not be considered as an alternative to GAAP basis financial measures. A reconciliation of non-GAAP Realizable Value to GAAP fair value is set forth above.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the years ended December 31, 2008 and 2007:

	2008	2007
Net operating income return on average equity at cost	7.5%	11.3%
Realized earnings return on average equity at cost	8.0%	15.3%
(Loss) earnings return on average equity	(60.0)%	12.2%

Fiscal Year 2007 Compared to Fiscal Year 2006

Operating Income

The following is a summary of our operating income by segment for the years ended December 31, 2007 and 2006 (in millions):

	2007			2006
	Investing	Asset Management and Advisory	Consolidated	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$958	$41	$999	$667	$2	$669
Fee and other income	22	219	241	22	169	191

Total operating income	$980	$260	$1,240	$689	$171	$860

Investing Segment

Operating income from our Investing segment consisted of the following for the years ended December 31, 2007 and 2006 (in millions):

	2007	2006
Interest income on debt securities	$735	$531
Dividend income on equity securities	213	129
Interest income on bank deposits	10	7

Interest and dividend income	958	667

Prepayment fees	15	10
Other fees	7	12

Fee and other income	22	22

Total operating income	$980	$689

Interest income on debt securities increased by $204 million, or 38%, to $735 million for the year ended December 31, 2007 from $531 million for 2006, primarily due to an increase in our debt investments of 46%, which was partially offset by a decline in the monthly weighted average effective interest rate on our debt investments. Dividend income on equity securities increased by $84 million, or 65%, to $213 million for 2007 from $129 million for 2006, primarily due to an increase in our equity investments of 58%.

The following table summarizes selected data for our debt and equity investments, at cost, for the years ended December 31, 2007 and 2006 (dollars in millions):

	2007	2006
Effective interest rate on debt investments(1)(2)	12.0%	12.2%
Average debt investments(1)(2)	$6,146	$4,367
Average monthly one-month LIBOR	5.2%	5.1%
Non-accrual loans at face as of period end	$338	$183
Non-accrual loans at fair value as of period end	$122	$54
Effective yield on equity investments(1)(3)	6.2%	6.1%
Average equity investments(1)(3)	$3,422	$2,121
Effective yield on debt and equity investments(1)(3)	9.9%	10.2%
Average debt and equity investments(1)(3)	$9,568	$6,488

(1)	Monthly weighted average.

(2)	Includes CMBS.
(3)	Excludes our equity investments in alternative asset fund management portfolio companies.

The monthly weighted average effective interest rate on debt investments decreased 20 basis points to 12.0% for the year ended December 31, 2007 from 12.2% for the year ended December 31, 2006. This is primarily due to an (i) increase in our investment in lower yielding CMBS securities, (ii) an increase in lower yielding senior loans as a percentage of our total loan portfolio, (iii) a contraction of the spreads over LIBOR for our new loan originations in 2007 due to increased competition in the marketplace, and (iv) and an increase in our loans on non-accrual.

The monthly weighted average effective yield on equity investments increased 10 basis points to 6.2% for the year ended December 31, 2007, from 6.1% for the year ended December 31, 2006. This is primarily due to dividend income recorded on our equity investment in European Capital of $52 million for the year ended December 31, 2007 compared to $20 million for the year ended December 31, 2006.

Asset Management/Advisory Segment

Operating income from our Asset Management/Advisory segment consisted of the following for the years ended December 31, 2007 and 2006 (in millions):

	2007	2006
Dividend income from alternative asset fund management portfolio companies	$41	$2

Dividend income	41	2

Loan financing fees	55	24
Equity financing fees	51	29
Transaction structuring fees	36	38
Fund asset management fees and reimbursements	34	43
Portfolio company advisory and administrative fees	27	24
Other	16	11

Fee and other income	219	169

Total operating income	$260	$171

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

Prior to the second quarter of 2007, ECFS was a consolidated operating subsidiary that earned alternative asset management fees and expense reimbursement revenues. Prior to its deconsolidation in the second quarter of 2007, the 2007 alternative asset management fees and reimbursements revenue earned by ECFS were $5 million and $10 million, respectively, for a total of $15 million. For the year ended December 31, 2006, the alternative asset management fees and reimbursement revenues earned by ECFS were $13 million and $28 million, respectively, for a total of $41 million. The additional alternative asset management fees and reimbursements revenue in 2007 and 2006 of $19 million and $2 million, respectively, represent fees for providing advisory and administrative services to our alternative asset fund management portfolio companies, primarily American Capital, LLC.

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

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the years ended December 31, 2007 and 2006 (in millions):

	2007	2006
Base salaries	$92	$62
Incentive compensation	73	47
Benefits	17	13
Stock-based compensation	72	39

Total salaries, benefits and stock-based compensation	$254	$161

The increase in salaries, benefits and stock-based compensation is due to (i) an increase in employees, (ii) annual salary rate increases, and (iii) additional stock-based compensation primarily from our incentive bonus plan. Our number of employees increased 35% from 430 at December 31, 2006 to 580 at December 31, 2007. The increase in the number of employees is due to our growth; we added investment professionals and administrative staff as we continued to build our investment platform and our alternative asset management business in 2007, including the opening of new offices and expansion of existing offices.

In 2006, we established an incentive bonus plan, which is a non-qualified deferred compensation plan for the purpose of granting bonus awards to our employees. A trust having segregated accounts for each employee was established as required by the plan. Cash bonus awards under the plan are determined by our Compensation Committee and are contributed to the trust. The trust invests the cash bonus awards in our common stock by purchasing shares of our common stock on the open market. The awards under the plan are accounted for as a grant of unvested stock. We record stock-based compensation expense based on the cash bonus award invested in our stock. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the years ended December 31, 2007 and 2006, we recorded $46 million and $19 million, respectively, of stock-based compensation related to the incentive bonus plan.

We also have stock option plans, which provide for the granting of options to employees and non-employee directors to purchase shares of our common stock at a price of not less than the fair market value of the common stock on the date of grant. During the years ended December 31, 2007 and 2006, we recorded $25 million and $16 million, respectively, of stock-based compensation related to stock options. In addition to an increase in employees during 2007, the $9 million increase in stock-based compensation expense during 2007 was attributable to $3 million of additional stock-based compensation expense associated with a tender offer to amend certain stock options (see note 6 to our consolidated financial statements in this Annual Report on Form 10-K).

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

Provision for Income Taxes

As a RIC, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar years ended December 31, 2007 and 2006 and the one-year periods ending October 31, 2007 and 2006, we did not distribute at least 98% of our ordinary income and capital gains and paid the 4% excise tax. For the years ended December 31, 2007 and 2006, we accrued $7 million and $4 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the years ended December 31, 2007 and 2006, we accrued $6 million and $2 million, respectively, of excise tax attributable to undistributed capital gains, which is included in taxes on net realized gain on the accompanying consolidated statements of operations.

Our consolidated operating subsidiary is subject to corporate level Federal, state and local income tax. For 2007, we accrued a tax benefit of $1 million compared to a tax provision of $7 million in 2006.

Net Realized Gains (Losses) on Investments

Our net realized gain (loss) on investments for the years ended December 31, 2007 and 2006 consisted of the following individual portfolio company realized gain (loss) greater than $15 million (in millions):

	2007	2006
Sale to American Capital Equity II, LP	$78	$—
Ranpak Acquisition Company	64	—
Evans Analytical Group, LLC	50	—
ACSAB, LLC	45	—
SAV Holdings, Inc.	43	—
The Hygenic Corporation	22	—
Sale to American Capital Equity I, LLC	—	59
KAC Holdings, Inc.	1	47
WWC Acquisitions, Inc.	1	38
Iowa Mold Tooling Co., Inc.	1	36
3SI Acquisition Holdings, Inc.	1	27
ASC Industries, Inc.	—	25
Jones Stephens Corp.	1	25
Bankruptcy Management Solutions, Inc.	—	22
Network for Medical Communication & Research, LLC	—	22
Other	56	55

Total gross realized portfolio gains	363	356

Stravina Holdings, Inc.	(45)	(19)
New Starcom Holdings, Inc.	(43)	—
Sale of 22 CMBS Investments	(22)	—
Logex Corporation	(21)	(7)
Flexi-Mat Holdings, Inc.	(5)	(31)
Weber Nickel Technologies, Ltd.	—	(29)
Other	(29)	(95)

Total gross realized portfolio losses	(165)	(181)

Total net realized portfolio gains	198	175
Interest rate derivative periodic receipts, net	10	6
Interest rate derivative termination receipts, net	7	9
Foreign currency translation	5	—
Taxes on net realized gains	(6)	(17)

Total net realized gains	$214	$173

See “Fiscal Year 2008 Compared to Fiscal Year 2007” for discussion on the net realized gains (losses) for the year ended December 31, 2007.

During 2006, we entered into a purchase and sale agreement with ACE I for the sale of approximately 30% of our equity investments (other than warrants issued with debt investments) in 96 portfolio companies. ACE I is a private equity fund with $1 billion of equity commitments from third-party investors. The aggregate purchase price was $671 million. American Capital, LLC manages ACE I in exchange for a 2% annual management fee on the net cost basis of ACE I and a 10% to 30% carried interest in the net profits of ACE I, subject to certain hurdles. We recorded a total net realized gain of $59 million upon the sale of the $671 million of investments. In accordance with SFAS No. 140, we included in our sale proceeds the fair value of the management agreement associated with the $671 million of investments sold. The fair value of this portion of the contract was determined to be $16 million and was treated as being contributed to American Capital, LLC increasing our cost basis in our investment in American Capital, LLC. As a result, our $59 million of net realized gain on the transaction includes $16 million of a realized gain for the value of a portion of the management agreement received as sale proceeds.

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

Unrealized Appreciation (Depreciation) of Investments

The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the years ended December 31, 2007 and 2006 (dollars in millions):

	2007	2006
Gross unrealized appreciation of private finance portfolio investments	$642	$696
Gross unrealized depreciation of private finance portfolio investments	(523)	(377)

Net unrealized appreciation of private finance portfolio investments	119	319
Net unrealized (depreciation) appreciation of managed funds(1)	(281)	63
Net unrealized appreciation of American Capital, LLC(1)(2)	406	20
Net unrealized (depreciation) appreciation of Structured Products	(203)	2
Reversal of prior period net unrealized appreciation upon a realization	(167)	(128)

Net unrealized (depreciation) appreciation of portfolio investments	(126)	276
Foreign currency translation	98	32
Derivative agreements	(80)	(11)

Net unrealized (depreciation) appreciation of investments	$(108)	$297

(1)	Excludes foreign currency translation.
(2)	Amounts include appreciation of subsidiaries of American Capital, LLC

Managed Funds

As of December 31, 2007, we had a 67% controlling majority-owned interest in European Capital, a company publicly traded on the London Stock Exchange under the ticker symbol “ECAS”. The depreciation of our investment of European Capital of $281 million for the year ended December 31, 2007 was driven by the decline in the market quote of European Capital from its IPO price of €9.84 per share to a closing market quote of €6.975 per share as of December 31, 2007. As outlined in our accounting policy for determining fair value for securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon transfer of control. As of December 31, 2007, the fair value of our controlling majority-owned interest in European Capital was determined to be €7.88 per share which was based on the closing market quote plus a control premium of 13%. Including the impact of foreign currency translation, our investment in European Capital was valued at $839 million as of December 31, 2007. If we were not to apply a control premium to the closing market quote, our investment in European Capital would have been valued at $742 million as of December 31, 2007. A control premium was applied to the closing market quote as it was determined in good faith by our Board of Directors that additional value above the closing market quote would be obtainable upon transfer of control of European Capital. The purchaser of the majority-owned controlling interest in European Capital has the ability to realize the net asset value and take advantage of synergies and other benefits that flow from control over European Capital, including access to its related portfolio companies.

American Capital, LLC

As discussed in Note 18 to our accompanying consolidated financial statements, ECFS, a wholly-owned operating subsidiary, was deconsolidated prospectively during the second quarter of 2007. In addition, during the second quarter of 2007, we formed a parent holding company, American Capital, LLC, to hold all of our wholly-owned third-party alternative asset fund managers and transferred the ownership of ECFS and our other two wholly-owned third-party alternative asset fund managers that were portfolio company investments, ACEM and ACAM, to American Capital, LLC. American Capital, LLC is accounted for as a portfolio company investment and carried at a fair value of $477 million on our balance sheet at December 31, 2007. During 2007, we recognized $406 million of net unrealized appreciation on our investment in American Capital, LLC, which was primarily driven by the appreciation associated with ECFS accounted for at fair value for the first time in the second quarter upon deconsolidation. The appreciation associated with ECFS recorded in the second quarter of 2007 was developed over the period since its inception in the fourth quarter of 2005.

Structured Products

During the year ended December 31, 2007, we recorded net unrealized depreciation of $203 million on our structured product investments. The unrealized depreciation was driven primarily by decreased pricing in the market due to widening spreads on these types of structured finance investments, particularly in the second half of 2007. The depreciation was not driven by credit quality of the underlying loan pools as the investments were performing as originally underwritten as of December 31, 2007.

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

Derivative Agreements

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

Financial Condition, Liquidity and Capital Resources

The crisis in the global credit markets during the past year has adversely affected all industry sectors. We believe that the market disruption may continue to adversely affect financial services companies with respect to the valuation of their investment portfolios, tighter lending standards and reduced access to capital. The U.S. and global economies have entered into a recession. The recession may lead to a further decline in earnings and/or decline in valuation multiples for our portfolio companies. Also, the liquidity crisis could further widen the investment spreads on Structured Products and certain of our private finance portfolio investments causing a further decrease in the fair value of these investments. Although we cannot predict future market conditions, we believe that our continuing ability to generate operating cash flows and sell existing portfolio investments will provide us with adequate liquidity to execute our current business strategy including the payment of our debt service and the minimum amount of dividends to maintain our qualification as a RIC. Additionally, our 2009 business plan has been developed with certain assumptions, such as no new capital raises, the reinvestment of capital only as we experience liquidity through realizations from exits and repayments and repayment of debt with excess cash flows. However, to the extent that the capital markets improve, we may elect to raise new capital.

Our current primary sources of liquidity are our cash and cash equivalents and our portfolio investments. As of December 31, 2008, we had $209 million in cash and cash equivalents and $71 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt and are not available for our general operations. During the year ended December 31, 2008, we principally funded our operations, including our investing activities, from (i) cash receipts from interest, dividend and fee income from our investment portfolio, (ii) repayments of loan investments, the sale of equity investments and syndications of senior loans, and (iii) proceeds from the issuance of common stock from equity offerings and forward sale agreements.

Operating Cash Flow

Historically, our investment portfolio has generated a substantial amount of current cash flow from interest, dividends and fees on our investment portfolio that allows us to service our debt. One common indicator of the ability to service debt is interest coverage. Our interest coverage is defined as our EBITDA divided by our cash interest expense. In calculating EBITDA, we exclude our net realized gains and losses and our net unrealized depreciation and appreciation of our portfolio investments, except the accrual or payments and receipts of periodic interest settlements on our interest rate derivative agreements included in our net realized gains and losses and net unrealized depreciation and appreciation. Our cash interest expense is our interest expense excluding the amortization of deferred financing costs and debt premiums and discounts. During the year ended December 31, 2008, our interest coverage was 3.6x. EBITDA and interest coverage are non-GAAP financial measures within the meaning of the SEC. Management believes EBITDA and interest coverage provide useful information to investors regarding our results of operations because it helps investors evaluate the ongoing operating performance of our investment portfolio and our ability to service our debt. The following is a reconciliation of our net (decrease) increase in net assets resulting from operations to EBITDA and our interest expense to our cash interest expense for the fiscal years ended December 31, 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Net (decrease) increase in net assets resulting from operations	$(3,115)	$700	$896
Interest expense	220	287	190
Provision for income taxes	37	6	11
Depreciation of property and equipment	18	8	4
Net unrealized depreciation (appreciation) of investments	3,640	108	(297)
Net realized gain on investments	(32)	(214)	(173)
Interest rate derivative periodic interest accrual	(5)	(2)	—
Interest rate derivative periodic interest (payments) receipts, net	(31)	10	6

EBITDA	$732	$903	$637

Interest expense	$220	$287	$190
Amortization of deferred financing costs, premiums and discounts	(14)	(8)	(8)

Cash interest expense	$206	$279	$182

Interest coverage	3.6x	3.2x	3.5x

One of our other sources of liquidity is our investment portfolio. For the year ended December 31, 2008, we had cash from operating and investing activities totaling $654 million. Included in our cash from investing activities were cash proceeds from the realization of portfolio investments totaling $2,176 million. As of December 31, 2008, we had portfolio investments totaling $7.4 billion at fair value, including $5.1 billion in debt investments, $2.1 billion in equity investments and $0.2 billion in Structured Products. Our investments are generally in privately-held, illiquid investments and an active primary or secondary market for the trading of these investments generally does not exist. We are generally repaid our investments upon a change of control event of the portfolio company such as sale or recapitalization of the portfolio company. We currently have various portfolio companies in various stages of the sale process; however, the global liquidity crisis may continue to impact the ability to realize proceeds from our investments in the near future.

Debt Capital

Our debt obligations consisted of the following as of December 31, 2008 and 2007 (in millions):

	2008	2007
Secured revolving credit facility, $500 million and $1,300 million commitment, respectively	$—	$116
Unsecured revolving credit facility, $1,409 million and $1,565 million commitment, respectively	1,389	1,350
Unsecured debt due September 2009	82	82
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	24	27
Unsecured debt due September 2011	85	85
Unsecured debt due October 2012	548	547
Unsecured debt due October 2020	75	75
ACAS Business Loan Trust 2004-1 asset securitization	201	320
ACAS Business Loan Trust 2005-1 asset securitization	798	830
ACAS Business Loan Trust 2006-1 asset securitization	427	436
ACAS Business Loan Trust 2007-1 asset securitization	381	492
ACAS Business Loan Trust 2007-2 asset securitization	292	338

Total	$4,428	$4,824

The daily weighted average debt balance for the years ended December 31, 2008 and 2007 was $4,508 million and $4,572 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2008 and 2007 was 4.9% and 6.3%, respectively.

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included an explanatory paragraph to describe this uncertainty in its audit report on our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K. We incurred a net loss of $3.1 billion and recognized $3.5 billion of net unrealized depreciation on our portfolio investments for the year ended December 31, 2008 and our shareholders’ equity has decreased from $6.4 billion as of December 31, 2007 to $3.2 billion as of December 31, 2008. While there were declines in the performance of our portfolio investments during 2008, a significant portion of the depreciation that we have reported to date is not the result of credit impairment of our underlying assets, but rather of an unprecedented widening of investment spreads caused by distressed selling in trading markets for assets deemed to be comparable to our assets, declines in purchase multiples of middle market acquisition transactions during 2008 and application of market yield analysis to assets that were acquired with the intent of holding them to settlement or maturity as opposed to trading them. However, as a result of such unrealized depreciation, we are currently in breach of certain financial covenants under our revolving credit facilities and unsecured debt borrowing arrangements, which had an aggregate $2.3 billion outstanding (out of $4.4 billion of total debt) as of December 31, 2008.

As a BDC, we are generally prohibited under the 1940 Act from issuing any senior security representing indebtedness if immediately after such issuance we do not have an asset coverage ratio of at least 200%, which is calculated as the amount of our total assets less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. Due to the significant net unrealized depreciation and resulting decrease in our shareholders’ equity during 2008, we are currently below the 200% asset coverage ratio required to issue additional debt. Also, we are in breach of the minimum consolidated tangible net worth, portfolio charge-off and other asset coverage covenants in certain of our borrowing arrangements. As a result, the lenders and note holders under such borrowing arrangements could discontinue lending and/or declare all borrowings outstanding to be immediately due and payable after any applicable notice and/or cure periods. If any of these events occur, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of any such debt acceleration, or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations.

Management believes that we have adequate liquidity to continue to fund our operations and the interest payments on our borrowing arrangements in the absence of an acceleration of the maturity of such debt. We have also undertaken or expect to commence the following efforts:

•

We have entered into discussions with the lenders under our unsecured revolving credit facility and our private unsecured note holders, and plan to enter into discussions with our public note holders, regarding a restructuring of the borrowing arrangements;

•	We expect to minimize our cash dividend distributions while maintaining our RIC status;

•	We reduced headcount by 32% and offices by 29% in 2008;

•	We reduced bonuses by 93% in 2008;

•	We generated $2.2 billion of principal payments, prepayments and exits in 2008;

•	We reduced debt by over $900 million, or 18%, since the second quarter of 2007;

•	We repaid all of our borrowings outstanding under our secured credit facility in the past year; and

•	We have and continue to sell assets in the ordinary course of business in order to delever our balance sheet.

We also believe that we can carry out our plans and continue as a going concern, in part because our assets exceed our liabilities by $3.2 billion based on fair value as determined by GAAP, or $15.41 NAV per share. Furthermore, we believe that we can continue to generate net operating income from our investments (over twice the amount of our interest payments in 2008) that exceeds our projected interest payments. Along with the fact that our assets exceed our liabilities by $3.2 billion, and by $4.2 billion when determined using our Realizable Value, will allow us either to successfully renegotiate the borrowing arrangements with our lenders and note holders or to reorganize under Chapter 11 of the United States Bankruptcy Code, significantly mitigating the risk of a forced liquidation. Finally, apart from our securitized loans which are non-recourse, none of our lenders currently have collateral security. Unsecured creditors generally have fewer rights than secured creditors in a bankruptcy proceeding. However, if we successfully renegotiate or amend our unsecured revolving credit facility and unsecured borrowing arrangements, we may have to provide a security interest to those lenders or note holders.

No assurance can be given that we will be successful in restructuring these borrowing arrangements on acceptable terms, if any, or amend such financial covenants in a manner sufficient to adequately reduce the risk of default in the near future. Should our lenders and/or other counterparties demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

In addition, pursuant to the terms of our unsecured revolving credit facility, during an event of default, the interest rate on our borrowings outstanding under the facility could increase by 2.00% at our lenders’ option. After all events of default under a credit facility have been cured or waived, the default rate for the facility is no longer applicable. Pursuant to the terms of our unsecured private notes, during an event of default, the note holders can declare that all amounts outstanding are immediately due and payable. Any overdue amount would accrue interest at a default rate equal to the greater of 2.00% above the stated rate, or if applicable, the prime rate. The note holders can rescind any acceleration if all late payments are made, all events of default are cured or waived and no judgment has been entered for the payment of money due under the notes. Pursuant to the terms of our public unsecured bonds, during an event of default, the trustee or the holders of at least 25% in principal amount of the outstanding bonds may declare the principal and accrued interest to be due and payable immediately. Under certain circumstances, any such acceleration of the maturity of the bonds may be rescinded by the holders of a majority in aggregate principal amount of the outstanding bonds.

In the fourth quarter of 2008, Moody’s Investor Services downgraded us from a Baa2 rating to Baa3 rating. In the first quarter of 2009, both Standard & Poor’s Ratings Services and Fitch Ratings downgraded us from a BBB rating to a BBB- rating. The decrease in the credit ratings in the first quarter of 2009 did not cause a covenant violation, but the interest rate on our borrowings under certain of our facilities will increase based on pre-determined thresholds as discussed below.

Secured Revolving Credit Facility

In September 2008, we amended our secured revolving credit facility, administered by Wachovia Capital Markets, LLC, to extend it for an additional year to September 2009. In connection with the renewal, we reduced the facility commitment size from $1,300 million to $500 million. As amended, our ability to make draws under the facility expires as of September 7, 2009, unless extended. If the facility is not extended before the termination date, any principal amounts then outstanding will be due and payable at that time. Interest on borrowings under this facility is paid monthly and is generally charged at one-month LIBOR plus a spread of 2.50%, an increase over the previous spread of 1.125%. In addition, the unused commitment fee increased from 0.125% to 0.50% per annum. The facility contains covenants that, among other things, restrict the loans securing the facility to certain dollar amounts, concentrations in industries, certain loan grade classifications, certain security interests and interest payment terms. It also contains customary default provisions, as well as the following default provisions: a cross-default on our debt of $15 million or more, a minimum consolidated tangible net worth requirement of the greater of (a) $4.2 billion plus seventy five percent (75%) of any capital stock issued or debt conversions that occur after December 31, 2007 and (b) the minimum consolidated tangible net worth requirement set forth in our unsecured revolving credit facility, which is currently $4.5 billion plus forty percent (40%) of any capital stock issued or debt converted after October 1, 2008, loan collateral charge-off and default ratios, a default triggered by a change of control and a default triggered if our senior unsecured issuer or debt rating is downgraded below BB by any rating agency.

As of December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth and twelve month portfolio charge-off ratio covenants for this facility. As of December 31, 2008 and February 27, 2009, we had no borrowings outstanding under the facility. We delivered a termination notice to the lenders for this facility on February 27, 2009.

Unsecured Revolving Credit Facility

In September 2008, we amended our unsecured revolving credit facility administered by an affiliate of Wachovia Capital Markets, LLC. In connection with the amendment, the commitment size of the facility was reduced from $1,565 million to $1,409 million and will be reduced further to $1,252 million on December 31, 2009. The maturity date was also amended from May 2012 to March 2011. Interest on borrowings under this facility is charged at either (i) the applicable index rate and the applicable percentage at such time based on our senior unsecured debt rating, or (ii) for borrowings denominated in U.S. dollars, the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus 0.50%, and for borrowings denominated in an alternative currency, the applicable base rate, in each case, plus the applicable percentage at such time based on our unsecured debt rating. As a result of the amendment, our applicable spread over the applicable index rates increased from 0.90% to 3.25% as of December 31, 2008 and the applicable spread over the applicable base rates increased from 0% to 2.25% as of December 31, 2008. To the extent that our unsecured debt rating decreases, the applicable spread over the applicable index rate and applicable base rate would both increase by 0.50% for each rating decrease to a maximum spread of 4.75% and 3.75%, respectively. We are also charged an unused commitment fee based on our corporate rating. As a result of the amendment, the applicable unused commitment fee for the facility also increased from 0.125% to 0.50% per annum as of December 31, 2008. To the extent that our unsecured debt rating decreases, the unused commitment fee would increase by 0.10% for each rating decrease to a maximum of 0.80%. In connection with the amendment, the minimum consolidated tangible net worth covenant was decreased to $4.5 billion plus forty percent (40%) of any capital stock issued or debt converted after October 1, 2008. The agreement also contains various other covenants, including maintaining an asset coverage ratio equal to or greater than 1.55 to 1.00 and an interest coverage ratio equal to or greater than 1.75 to 1.00. The agreement also contains a cross-default provision on our consolidated debt of $25 million or more and a default triggered if we fail to maintain an unsecured debt rating equal to or greater than BB by any one rating agency and a default triggered by a change of control.

As of December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant for this facility. Pursuant to the terms of the facility, the applicable spread on any borrowings outstanding under this facility could increase by 2.00% during an event of default at the election of our lenders. Once the event of default is cured or waived, the default rate is no longer applicable. We expect the lenders to formally declare an event of default.

Unsecured Public Debt

In July 2007, we completed a public offering of $550 million of senior unsecured notes for proceeds of $547 million, net of underwriters’ discounts. The notes bear interest at an initial fixed rate of 6.85% and mature in August 2012. Interest payments are due semi-annually on February 1 and August 1 and all principal is due at maturity. At the time of the issuance, the notes were rated Baa2, BBB and BBB by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. If the ratings of the notes from at least two of the rating agencies are decreased to ratings set forth in the table below, the initial interest rate of 6.85% will increase from the initial interest rate by each of the percentages for the two ratings set forth below:

Fitch Rating	Interest Rate Adjustment	S&P Rating	Interest Rate Adjustment	Moody’s Rating	Interest Rate Adjustment
BB+	0.25%	BB+	0.25%	Ba1	0.25%
BB	0.50%	BB	0.50%	Ba2	0.50%
BB-	0.75%	BB-	0.75%	Ba3	0.75%
B+ or below	1.00%	B+ or below	1.00%	B1 or below	1.00%

If at least two of the rating agencies then subsequently increase their ratings of the notes to any of the ratings set forth above, the interest rate on the notes would decrease such that the interest rate on the notes equals the initial interest rate of 6.85% plus (if applicable) each of the percentages for the ratings set forth above. Each adjustment required by any decrease or increase in the ratings set forth above is made independent of any and all other adjustments, provided that if the ratings from three rating agencies are decreased to the ratings set forth above, then only the lowest two of the three ratings will be utilized for such adjustments. In no event shall the interest rate be reduced below 6.85% or increased above 8.85%. If at least two rating agencies cease to provide ratings for the notes, any increase or decrease necessitated by a reduction or increase in the rating by the remaining rating agency shall be twice the percentages set forth above. As of December 31, 2008, at least two of the rating agencies maintained the rating at either Baa2 or BBB. The indenture contains various covenants, including a covenant that requires us to maintain an asset coverage ratio, as defined in the 1940 Act, of at least 200%. The notes may be redeemed by us in whole or in part, together with an interest premium, as stipulated in the note agreement.

As of December 31, 2008, we were not in compliance with the asset coverage covenant for these notes. Such noncompliance could lead to an event of default under the notes after the applicable cure period. Pursuant to the terms of the notes, during an event of default, the trustee or at least 25% of the note holders may declare the principal and accrued interest to be due and payable immediately. As of the date of this filing, an event of default has not occurred and no acceleration actions have been taken by the note holders. However, we have not obtained a waiver of the noncompliance issues from the note holders.

Unsecured Private Debt

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

In August 2005, we entered into a note purchase agreement to issue an aggregate of $126 million of unsecured five-year notes to institutional investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.14% and mature in August 2010.

In September 2004, we sold an aggregate $167 million of unsecured five-and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of $82 million of senior notes, Series A and $85 million of senior notes, Series B. The Series A notes have a fixed interest rate of 5.92% and mature in September 2009. The Series B notes have a fixed interest rate of 6.46% and mature in September 2011.

The note purchase agreements discussed above contain various covenants, including covenants that require us to maintain an asset coverage ratio, as defined in the 1940 Act, of at least 200%, an available debt asset coverage ratio, a minimum consolidated tangible net worth and a minimum interest coverage ratio. Each note purchase agreement also contains a cross-default provision on our consolidated debt of $15 million or more and a default triggered by a change of control.

As of December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenants, the available debt asset coverage covenants or the asset coverage covenants for these notes. Pursuant to the terms of the notes, during an event of default the lenders can declare that all amounts outstanding are immediately due and payable and a default rate equal to the greater of 2.00% above the stated rate or 2.00% over the prime rate is applied on all overdue amounts. The note holders can rescind any acceleration if all late payments are made, any events of default are amended, cured or waived and no judgment or decree has been entered for the payment of any monies due on the notes. We expect the note holders to formally declare an event of default.

Total Return Swap Facility

Our $300 million total return swap facility with Wachovia Bank, N.A. was terminated on December 18, 2008. The balance outstanding on the facility was paid down at the time of the termination.

Securitizations

As of December 31, 2008, we were in compliance with all of our asset securitizations.

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Through February 2008, BLT 2007-2 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-2 Notes. After such time, principal payments on the 2007-2 Notes will generally be applied pro rata to each class of 2007-2 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes, the Class E notes and the Class F notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class C notes are applied sequentially to pay the principal on the Class A notes and Class B notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2008, there was defaulted loan collateral in the trust and therefore all interest and principal collections are being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The 2007-2 Notes are secured by loans and assets from our portfolio companies with a principal balance of $443 million as of December 31, 2008. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. Through November 2007, BLT 2007-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-1 Notes. After such time, principal payments on the 2007-1 Notes are generally applied pro rata to each class of 2007-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $300 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2008, there was defaulted loan collateral in the trust and therefore all interest and principal collections are being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 14 basis points, the Class B notes have an interest rate of three-month LIBOR plus 31 basis points, the Class C notes have an interest rate of three-month LIBOR plus 85 basis points, the Class D notes have an interest rate of three-month LIBOR plus 185 basis points and the Class E notes retained by us do not have an interest rate. The 2007-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $467 million as of December 31, 2008. The 2007-1 Notes contain customary default provisions and mature in August 2019 unless redeemed or repaid prior to such date.

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $35 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. Through August 2009, BLT 2006-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2008, there was defaulted loan collateral in the trust and therefore all interest and principal collections are being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The 2006-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $491 million as of December 31, 2008. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2005-1. Of the $150 million Class A-2A notes, $82 million was drawn upon in 2005 and the balance of $68 million was drawn upon in 2006. Through January 2009, BLT 2005-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2005-1 Notes. After such time, principal payments on the 2005-1 Notes will be applied first to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2008, there was defaulted loan collateral in the trust and therefore all interest and principal collections are being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A-1 notes have an interest rate of three-month LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of three-month LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of three-month LIBOR plus 35 basis points, the Class B notes have an interest rate of three-month LIBOR plus 40 basis points, and the Class C notes have an interest rate of three-month LIBOR plus 85 basis points. The 2005-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $968 million as of December 31, 2008. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repaid prior to such date.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2004-1. Through January 2007, BLT 2004-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2004-1 Notes. After such time, payments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2008, there was defaulted loan collateral in the trust and therefore all interest and principal collections are being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 32 basis points, the Class B notes have an interest rate of three-month LIBOR plus 50 basis points, and the Class C notes have an interest rate three-month LIBOR plus 100 basis points. The 2004-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $291 million as of December 31, 2008. The 2004-1 Notes contain customary default provisions and mature in October 2017 unless redeemed or repaid prior to such date.

To the extent that we receive unscheduled prepayments on our debt investments that securitize our debt obligations, we are required to apply those proceeds to our outstanding debt obligations.

Equity Capital

As a BDC, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of December 31, 2008, our net asset value per share was $15.41 per share and our closing market price was $3.24 per share. On February 19, 2009, our shareholders approved a proposal to authorize us to sell shares of our common stock at prices below the net asset value per share in one or more offerings subject to certain limitations, including the prior approval of our Board of Directors. The authorization is effective for a twelve month period expiring on February 19, 2010 and the number of shares that may be issued below the NAV per share is limited to (i) the number of shares of our common stock required to be issued to complete the acquisition of the ordinary shares of European Capital and (ii) a maximum of an additional 42,812,640 shares of common stock, which was 20% of the number of shares outstanding as of the record date for shareholder vote of the proposal, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations.

For the years ended December 31, 2008 and 2007, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements (“FSA”). As of December 31, 2008, all of the FSA have been fully settled. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through FSA, and the proceeds we received, excluding underwriting fees and issuance costs, for the public offerings of our common stock for the years ended December 31, 2008 and 2007 (in millions):

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price
Issuances under November 2007 FSA	4.0	$142	$35.61
March 2008 public offering	8.7	302	34.77

Total for the year ended December 31, 2008	12.7	$444	$34.96

November 2007 direct offering	0.2	$9	$37.66
Issuances under September 2007 FSA	6.0	228	37.97
September 2007 public offering	0.9	34	37.63
Issuances under June 2007 FSA	5.0	215	43.07
June 2007 public offering	17.4	748	43.02
June 2007 direct offering	0.2	11	46.47
Issuances under March 2007 FSA	6.0	259	43.17
Issuances under January 2007 FSA	2.0	88	43.84
March 2007 public offering	4.4	187	43.03
January 2007 public offering	5.2	231	44.11

Total for the year ended December 31, 2007	47.3	$2,010	$42.45

Future Distribution Requirements

If we qualify as a RIC and annually distribute to our shareholders in a timely manner at least 90% of our investment company taxable ordinary income, we will not be subject to federal income tax on the portion of our taxable ordinary income and long-term capital gains we distribute to our shareholders. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have a tax fiscal year that ends on September 30.

As of September 30, 2008, we had undistributed ordinary income of $514 million. We paid a dividend of $218 million on October 14, 2008 reducing our undistributed ordinary income to $296 million. In order for this undistributed ordinary income to be considered distributed for our tax year ended September 30, 2008, it will need to be declared as a dividend by June 15, 2009 and paid by September 30, 2009. As of September 30, 2008, we did not have any undistributed long-term capital gains since they are treated as being distributed through the “deemed distribution.” Further, in order to continue to maintain our qualification as a RIC for our tax year ending September 30, 2009, we will be required to distribute at least 90% of the ordinary taxable income by declaring it by June 15, 2010 and paying it by September 30, 2010. We expect to distribute all of our taxable income in accordance with the above dates to maintain our qualification as a RIC and to eliminate all of our taxable income.

For any tax years ending on or before December 31, 2009, we can fulfill our distribution requirements by distributing up to 90% of our common stock as a form of payment of the declared dividend. In order to utilize this option, we must allow each shareholder to elect to receive his or her entire distribution in either cash or our stock subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. (See Item 1. Business – Regulated Investments Company Requirements)

Contractual Obligations

For any of our debt obligations that we were in breach of covenants of as of December 31, 2008, the amounts outstanding are considered immediately due and payable and are classified as maturing in 2009. A summary of our contractual payment obligations as of December 31, 2008 are as follows (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Revolving credit facilities	$1,389	$1,389	$—	$—	$—
Notes payable	2,099	181	239	929	750
Unsecured debt	942	942	—	—	—
Interest payments on debt obligations(1)	282	151	67	53	11
Operating leases	214	23	44	32	115

Total	$4,926	$2,686	$350	$1,014	$876

(1)	For variable rate debt, future interest payments are based on the interest rate as of December 31, 2008.

To the extent that we receive unscheduled prepayments on our debt investments that securitize our debt obligations, we are required to apply those proceeds to our outstanding debt obligations.

Off Balance Sheet Arrangements

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next 15 years and contain provisions for certain annual rental escalations. However, certain of the office space subject to the non-cancelable leases have been subleased to third-party tenants and we may attempt further sublease excess office space in the future.

On November 19, 2008 we entered into a put option agreement with European Capital under which European Capital can put some or all of certain investments to us at a predetermined put price of €332 million (approximately $467 million as of December 31, 2008). Under the terms of the agreement, the put option may be exercised at any time commencing on January 1, 2010 and expiring on December 31, 2010. If, prior to January 1, 2010, the investments are sold to a third-party for less than the predetermined put price, we are required to pay European Capital an amount equal to the difference between the predetermined put price and the amount received on the sale. In consideration for entering into the put option, European Capital paid us a premium of €16 million ($20 million) which is included on our consolidated balance sheets as a liability. The fair value of the liability as of December 31, 2008 is $69 million.

As of December 31, 2008, we had commitments under loan and financing agreements to fund up to $1,153 million to 62 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as meeting covenant compliance and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

A summary of our put, loan and equity commitments as of December 31, 2008 is as follows (in millions):

	Total	Amount of Commitment Expiration by Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
Loan and equity commitments	$1,153	$447	$244	$219	$243
Put option commitment	467	—	467	—	—

The following are summaries of commitments under loan and financing arrangements with our portfolio companies included in the amounts above that have an unfunded commitment in excess of $100 million as of December 31, 2008.

In February 2008, we provided a $400 million unsecured revolving credit facility (the “Term A Facility”) to European Capital. Borrowings under the Term A Facility bear interest at LIBOR plus 700 basis points. The Term A Facility has an unused commitment fee of 20 basis points and matures in February 2011. As of December 31, 2008, the outstanding balance under the Term A Facility was $364 million and the remaining unfunded commitment was $36 million. In October 2008, we amended the loan agreement to extend an additional $250 million unsecured revolving credit facility (the “Term B Facility”) to European Capital. Borrowings under the Term B Facility bear interest at LIBOR plus 800 basis points. The Term B Facility has an unused commitment fee of 20 basis points and matures in November 2009. As of December 31, 2008, there was no outstanding balance under the Term B Facility. Under each facility, standby letters of credit can be issued for the account of European Capital. Issuances of standby letters of credit would reduce the available commitments under each facility. Any funding of a standby letter of credit that is not reimbursed by European Capital on the disbursement date will bear interest at the rate of the respective facility. As of December 31, 2008, there were $141 million of standby letters of credit issued under both facilities.

In May 2008, we entered into a note and equity purchase agreement with Core Business Credit, LLC to provide up to $175 million of senior and junior secured subordinated note financing through May 2013. Borrowings bear interest at LIBOR plus a weighted average spread of 12.1725% with all principal due May 2015. As of December 31, 2008, we have issued $20 million of junior and senior unsecured subordinated notes and have a remaining commitment to fund up to $155 million. Also, pursuant to the note and equity purchase agreement, we committed to purchase up to $93 million of membership units in Core Business Credit, LLC through May 2015. As of December 31, 2008, we have purchased $3 million of membership units and have an unfunded commitment of $90 million. We own approximately 82% of Core Business Credit, LLC on a fully diluted basis and our funds under management own approximately 16% on a fully diluted basis. Subsequent to December 31, 2008, we entered into an agreement to terminate our remaining unfunded commitments to issue junior and senior subordinated notes and purchase additional membership units in Core Business Credit, LLC.

We have a commitment to fund up to $120 million of Ford Motor Company’s $11.5 billion secured revolving credit facility. Draws on the facility bear interest at LIBOR plus 225 basis points and it includes an unused commitment fee of 50 basis points. The facility matures in December 2011. As of December 31, 2008, there have been no draws on the facility. Subsequent to December 31, 2008, we funded $113 million under this facility.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of December 31, 2008, loans on non-accrual status for 35 portfolio companies were $871 million, calculated as the cost plus unamortized OID, and had a fair value of $150 million. These loans include a total of $673 million with PIK interest features.

As of December 31, 2008 and 2007, loans on accrual status, past due loans and loans on non-accrual status were as follows (dollars in millions):

	2008		2007
	Number of Portfolio Companies	Amount	Number of Portfolio Companies	Amount
Current	110	$5,438	131	$5,708

One Month Past Due		22		150
Two Months Past Due		—		—
Three Months Past Due		—		—
Greater than Three Months Past Due		28		—
Loans on Non-accrual Status		871		338

Subtotal	35	921	22	488

Total Loans at Face	145	$6,359	153	$6,196

Total Loans at Fair Value	145	$5,112	153	$5,889

Past Due and Non-accruing Loans as a Percent of Total Loans		14.5%		7.9%
Non-accruing Loans as a Percent of Total Loans at Fair Value		2.9%		2.1%

The loan balances at face above reflect our cost of the debt, excluding Structured Products, plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

During 2008, we recapitalized four portfolio companies by exchanging our debt security for a preferred equity security that had a cost basis of $69 million and a fair value of $3 million. During 2007, we did not recapitalize any of our portfolio companies that resulted in an exchange of our debt security for an equity security.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-1999 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1998. The following table contains a summary of portfolio statistics as of and for the periods ended December 31, 2008:

Portfolio Statistics(1) ($ in millions, unaudited)	Pre-2000	2000	2001	2002	2003	2004	2005	2006	2007	2008	Pre-2000 - 2008 Aggregate	2004 - 2008 Aggregate
Internal Rate of Return-All Investments(2)	7.8%	8.0%	18.4%	8.3%	21.5%	14.6%	4.8%	10.2%	0.9%	-1.3%	8.9%	6.9%
Internal Rate of Return-All Investments(3)	7.8%	8.0%	18.4%	8.3%	21.4%	13.6%	4.3%	8.0%	-13.9%	-15.8%	5.6%	1.8%
Internal Rate of Return-Equity Investments Only(3)(4)(5)	2.9%	12.1%	46.9%	11.9%	29.9%	27.4%	-8.6%	16.9%	-9.8%	-35.7%	5.3%	0.9%
Internal Rate of Return-Exited Portfolio Companies(6)	9.5%	8.0%	27.6%	15.8%	20.3%	22.8%	28.8%	20.9%	8.9%	69.0%	18.0%	23.7%
Original Investments and Commitments	$780	$285	$375	$960	$1,432	$2,266	$4,527	$5,126	$7,310	$1,012	$24,073	$20,241
Total Exits and Prepayments of Original Investments	$689	$285	$336	$706	$1,083	$1,641	$2,005	$2,728	$1,856	$15	$11,344	$8,245
Total Interest, Dividends and Fees Collected	$301	$105	$148	$310	$370	$558	$856	$746	$610	$84	$4,088	$2,854
Total Net Realized (Loss) Gain on Investments	$(118)	$(39)	$9	$(51)	$142	$160	$322	$139	$(24)	$6	$546	$603
Current Cost of Investments	$81	$—	$37	$234	$317	$617	$2,261	$2,047	$4,202	$895	$10,691	$10,022
Current Fair Value of Investments	$47	$—	$7	$149	$378	$394	$1,409	$1,588	$2,722	$724	$7,418	$6,837
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.6%	0.0%	0.1%	2.0%	5.1%	5.3%	19.0%	21.4%	36.7%	9.8%	100.0%	92.2%
Net Unrealized Appreciation/(Depreciation)	$(34)	$—	$(30)	$(85)	$61	$(223)	$(852)	$(459)	$(1,480)	$(171)	$(3,273)	$(3,185)
Non-Accruing Loans at Face	$20	$—	$46	$53	$14	$55	$70	$330	$212	$71	$871	$738
Non-Accruing Loans at Fair Value	$6	$—	$3	$11	$3	$15	$23	$42	$27	$20	$150	$127
Equity Interest at Fair Value(4)	$35	$—	$1	$4	$154	$70	$438	$534	$728	$156	$2,120	$1,926
Debt to EBITDA(7)(8)(9)	4.9	—	NM	6.8	4.6	6.3	4.6	5.6	6.4	5.9	5.9	5.9
Interest Coverage(7)(9)	4.0	—	NM	1.4	1.7	1.7	2.3	2.0	2.0	1.8	2.0	2.0
Debt Service Coverage(7)(9)	3.3	—	NM	1.0	1.7	1.3	1.6	1.7	1.8	1.6	1.7	1.7
Average Age of Companies(9)	63 yrs	—	24 yrs	45 yrs	40 yrs	40 yrs	31 yrs	26 yrs	27 yrs	26 yrs	29 yrs	28 yrs
Diluted Ownership Percentage(4)	55%	0%	70%	38%	52%	34%	50%	35%	48%	31%	43%	43%
Average Sales(9)(10)	$135	$—	$56	$65	$194	$115	$120	$139	$205	$128	$162	$163
Average EBITDA(9)(11)	$11	$—	$1	$12	$37	$24	$23	$31	$40	$34	$33	$34
Average EBITDA Margin	8.1%	0%	1.8%	18.5%	19.1%	20.9%	19.2%	22.3%	19.5%	26.6%	20.4%	20.9%
Total Sales(9)(10)	$379	$—	$256	$254	$1,385	$1,533	$2,692	$6,081	$15,044	$1,244	$28,868	$26,594
Total EBITDA(9)(11)	$28	$—	$6	$30	$191	$254	$382	$948	$2,653	$289	$4,781	$4,526
% of Senior Loans(9)(12)	42%	0%	0%	66%	61%	53%	66%	42%	60%	29%	54%	53%
% of Loans with Lien(9)(12)	100%	0%	100%	100%	100%	93%	91%	95%	94%	55%	90%	89%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at realizable based on anticipated proceeds to be received upon settlement or maturity.
(3)	Assumes investments are exited at current GAAP fair value.
(4)	Excludes investments in Structured Products.
(5)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(6)	Includes fully exited portfolio companies. Partially exited portfolio companies are not included.
(7)	These amounts do not include investments in which we own only equity.
(8)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(9)	Excludes investments in Structured Products, investments in managed funds and American Capital, LLC.
(10)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(11)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(12)	As a percentage of our total debt investments.

Impact of Inflation

We believe that inflation can influence the value of our investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that could affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. Our significant accounting policies are more fully described in Note 3 of the accompanying consolidated financial statements. The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its applications.

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

Going Concern

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. As a result of our default of various financial covenants under our borrowing arrangements, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to successfully restructure our borrowing arrangements and we do not receive additional funding, our ability to continue as a going concern may be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.

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

The market in which we would sell our private finance investments is the M&A market. Under SFAS No. 157, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We decide whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by American Capital, LLC, on a fully diluted basis. For investments in securities of portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under SFAS No. 157 is a hypothetical secondary market. The determination of the principal market used to estimate the fair value of each of our investments can have a material impact on our estimate of the fair value of our investments.

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157. Where inputs for an asset or liability fall into more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of December 31, 2008.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments as follows:

-	For investments in securities of companies that are publicly traded for which we have a controlling interest, the fair value of the investment is based on the closing price of the security on the measurement date adjusted for the fair value of a control premium, if any, based on the value above the closing market quote that would be obtainable upon a sale of our controlling interest. A control premium incorporated into the valuation would be considered a Level 3 input if it has a significant impact on the determination of fair value.

-	For securities of portfolio companies for which we have identified the M&A market as the principal market, we estimate the fair value based on the Enterprise Value Waterfall valuation methodology. Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise fair value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. For minority equity securities, we also estimate the fair value using the Enterprise Value Waterfall valuation methodology. To estimate the enterprise value of the portfolio company, we prepare an analysis consisting of traditional valuation methodologies including market, income and cost approaches. We weight some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to conclude on our estimate of the enterprise value. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company’s assets, third-party valuations of the portfolio company, considering offers from third-parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. This financial and other information is generally obtained from our portfolio companies, and may represent unaudited, projected or pro-forma financial information. The assumptions incorporated in the valuation methodologies used to estimate the enterprise value consists primarily of unobservable Level 3 inputs, including management assumptions based on judgment. A change in these assumptions could have a material impact on the determination of fair value.

-	For securities of portfolio companies for which we have identified the hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a Market Yield valuation methodology. In applying the Market Yield valuation methodology, we estimate the fair value based on such factors as third-party broker quotes and market participant assumptions including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The assumptions used to estimate the fair value in a hypothetical secondary market are considered primarily Level 3 inputs. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” we weight third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. In estimating the remaining life, we generally use an average life based on market data of the average life of similar debt securities. However, if we have information available to us that the debt security is expected to be repaid in the near term, we would use an estimated life based on the expected repayment date. The average life used to estimate the fair value of our debt securities is generally shorter than the legal maturity of the loans as our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our debt securities is based on our experience of current interest rate spreads on similar securities. A change in the unobservable inputs and assumptions that we use to estimate the fair value of our debt securities could have a material impact on the determination of fair value.

-

We value our investments in Structured Products using the Market Yield valuation methodology. We estimate the fair value based on such factors as third-party broker quotes and our cash flow forecasts subject to our assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions which are derived from multiple sources including, but not limited to, third-party broker quotes, recent investments and securities with similar structure and risk characteristics. In accordance with FSP No. 157-3, we weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. The cash flow forecasts and market yields used to discount the cash flows incorporate a significant amount of Level 3 inputs. A change in our default and recovery rate assumptions in the cash flow forecasts or a change in the market yield assumptions could have a material impact on the determination of fair value.

-	We value derivative instruments based on fair value information from both the derivative counterparty, as adjusted for nonperformance risk considerations, and third-party pricing services. We corroborate the fair value by analyzing the estimated net present value of the future cash flows using relevant market forward interest rate yield curves in effect at the end of the period as adjusted for quantitative and qualitative nonperformance risk considerations. A change in our determination of the nonperformance risk could have a material impact on the determination of fair value.

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

See note 4 to our consolidated financial statements in this Annual Report on Form 10-K for further information regarding the classification of our investment portfolio by Levels 1, 2 and 3 as of December 31, 2008.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with PIK interest and dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company valuation indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.

A change in the portfolio company valuation assigned by us could have an effect on the amount of loans on non-accrual status. Also, a change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest recognition.

Interest income on CMBS, CLO and CDO investments is recognized on the effective interest method as required by Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF No. 99-20”). Under EITF No. 99-20, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the current fair value of the investment if the fair value is below cost. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans, and the timing of and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123. SFAS No. 123(R) also supersedes APB No. 25 and amends FASB SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method, and, accordingly, the consolidated financial statements for prior periods do not reflect any restated amounts.

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

The following table reflects the weighted average fair value per option granted during 2008, 2007 and 2006, as well as the weighted average assumptions used in determining those fair values using the Black-Scholes pricing model.

	2008	2007	2006
Options granted (in millions)	6.1	9.1	7.1
Fair value on grant date	$1.75	$4.37	$2.93
Expected dividend yield	15.4%	8.4%	8.8%
Expected volatility	40%	26%	22%
Estimated annual forfeiture rate	6.3%	6.6%	6.7%
Risk-free interest rate	3.4%	4.5%	4.6%
Expected life (years)	7.2	5.4	5.1

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

Derivative Financial Instruments

We use interest rate derivative financial instruments to manage interest rate risk and also to fulfill our obligation under the terms of our revolving credit facilities and asset securitizations. We have established policies and procedures for the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period, adjusted for non-performance risk based on our credit risk and our counterparty’s credit risk. We may hold or issue derivative financial instruments for speculative purposes to hedge existing investments or to establish a position with respect to investment objectives.

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

Recent Accounting Standards

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 provides guidance on the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock in determining whether an instrument is a derivative. To the extent a derivative instrument or embedded derivative feature is deemed indexed to an entity’s own stock, it may be exempt from the requirements of SFAS No. 133, as well as eligible for equity classification under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF No. 07-5 provides that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. EITF No. 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. Management has assessed the impact on our consolidated financial statements of adopting EITF No. 07-5 and does not anticipate its adoption will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). The objective of this FSP is to address questions that arose regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”), pursuant to SFAS No. 128, Earnings per Share. In FSP EITF No. 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early application prohibited. This FSP requires that all prior-period EPS data be adjusted retrospectively. Management has evaluated the impact on our consolidated financial statements of adopting FSP EITF No. 03-6-1 and does not anticipate its adoption will have a material impact on our consolidated financial statements.

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

As a result of our use of interest rate swaps, as of December 31, 2008, 27% of our interest bearing assets provided fixed rate returns and approximately 73% of our interest bearing assets provided floating rate returns. Adjusted for the effect of interest rate swaps, as of December 31, 2008, we had floating rate investments in debt securities, tied primarily to LIBOR, with a face amount of $5,216 million and had total borrowings outstanding of $3,488 million that have a variable rate of interest based on LIBOR or a commercial paper rate. Assuming no changes to our consolidated balance sheet as of December 31, 2008, a hypothetical increase or decrease in LIBOR by 100 basis points would increase or decrease our net assets resulting from operations by $17 million, or 1%, over the next twelve months compared to our 2008 net increase in net assets resulting from operations.

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

One-month LIBOR decreased from 4.60% as of December 31, 2007 to 0.44% as of December 31, 2008 while the three-month LIBOR decreased from 4.70% as of December 31, 2007 to 1.43 % as of December 31, 2008.

A summary of our derivative agreements are included in our schedule of investments in the accompanying consolidated financial statements.

Foreign Currency Risks

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the year ended December 31, 2008, the foreign currency translation adjustment recorded in our consolidated statements of operations was unrealized depreciation of $41 million, primarily as a result of the Euro depreciating against the U.S. dollar.

Portfolio Valuation

Our investments are carried at fair value. In accordance with the definition of fair value in the 1940 Act, unrestricted minority-owned and restricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a transfer of our controlling interest.

For majority-owned publicly traded securities or securities of companies that are not publicly traded, or for which there are various degrees of trading restrictions, we prepare an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third-party valuations of the portfolio company, third-party sale offers to buy, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. For recently originated or acquired investments, we generally consider our entry price (which is the initial cost of the investment including transaction costs) in determining fair value. We weight some or all of the above valuation methods in order to conclude on our estimate of the enterprise value. In valuing convertible debt, equity or other similar securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized OID to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will have a minimum value so that the sum of the detachable equity warrant and the discounted debt security equal the face value of the debt security.

We value our investments in Structured Products by discounting the forecasted cash flows of the investment. Cash flow forecasts are subject to assumptions regarding the investments’ underlying collateral. Cash flow forecasts are discounted using market yields which are derived through consideration and analysis of multiple sources of information including, but not limited to, counterparty quotes, recent investments and securities with similar structure and risk characteristics.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of December 31, 2008 and 2007, the fair value of 100% of our investments were estimated and determined in good faith by our Board of Directors because the investments were not publicly traded on an active market, the investments had various degrees of trading restrictions or the investments were controlling majority-owned interests in publicly traded companies. With respect to the $11 billion of realizations from our IPO through December 31, 2008, these proceeds exceeded the prior quarter’s valuations of each security by 1%.

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the consolidated financial highlights for each of the five years in the period ended December 31, 2008. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements and financial highlights present our financial position, results of operations, changes in net assets and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of American Capital’s internal control over financial reporting as of December 31, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that American Capital’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of American Capital’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, American Capital’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital, Ltd.

We have audited American Capital, Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Capital, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2008, and the consolidated financial highlights for each of the five years in the period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding American Capital, Ltd.’s ability to continue as a going concern.

/s/    Ernst & Young LLP

McLean, Virginia

March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2008, and the consolidated financial highlights for each of the five years in the period ended December 31, 2008. These financial statements and the financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by examination or confirmation of securities held by the custodians as of December 31, 2008 or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital, Ltd. at December 31, 2008 and 2007, and the consolidated results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2008, and its consolidated financial highlights for each of the five years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that American Capital, Ltd. will continue as a going concern. As more fully described in Note 2, the Company has incurred a net loss of $3.1 billion and has recognized $3.6 billion of net unrealized depreciation of investments for the year ended December 31, 2008. In addition, the Company has not complied with certain covenants of borrowing arrangements with lenders and note holders, and the Company is generally restricted from issuing any new debt because it has not met the 200% minimum asset coverage requirement under the Investment Company Act of 1940. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The December 31, 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) American Capital, Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

McLean, Virginia

March 2, 2009

AMERICAN CAPITAL, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2008	2007
Assets
Investments at fair value (cost of $10,691 and $10,667, respectively)
Non-Control/Non-Affiliate investments (cost of $5,904 and $6,467, respectively)	$4,182	$6,351
Affiliate investments (cost of $405 and $394, respectively)	338	396
Control investments (cost of $4,382 and $3,806, respectively)	2,898	4,177
Derivative agreements (cost of $0 and $0, respectively)	9	4

Total investments at fair value	7,427	10,928
Cash and cash equivalents	209	143
Restricted cash and cash equivalents	71	401
Interest receivable	44	56
Other	159	204

Total assets	$7,910	$11,732

Liabilities and Shareholders’ Equity
Debt ($2,512 and $267, due within one year, respectively)	$4,428	$4,824
Derivative and option agreements (cost of $(20) and $1, respectively)	222	77
Accrued dividends payable	—	195
Other	105	195

Total liabilities	4,755	5,291

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 and 1,000.0 shares authorized, 214.3 and 201.4 issued and 204.7 and 195.9 outstanding, respectively	2	2

Capital in excess of par value	6,550	6,020
Notes receivable from sale of common stock	(5)	(7)
Undistributed net realized earnings	76	254
Net unrealized (depreciation) appreciation of investments	(3,468)	172

Total shareholders’ equity	3,155	6,441

Total liabilities and shareholders’ equity	$7,910	$11,732

Net asset value per common share	$15.41	$32.88

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$597	$599	$385
Affiliate investments	39	63	51
Control investments	314	337	233

Total interest and dividend income	950	999	669

Asset management and other fee income
Non-Control/Non-Affiliate investments	35	116	104
Affiliate investments	1	3	5
Control investments	65	122	82

Total asset management and other fee income	101	241	191

Total operating income	1,051	1,240	860

OPERATING EXPENSES:
Interest	220	287	190
Salaries, benefits and stock-based compensation	206	254	161
General and administrative	95	99	73

Total operating expenses	521	640	424

OPERATING INCOME BEFORE INCOME TAXES	530	600	436
Provision for income taxes	(37)	(6)	(11)

NET OPERATING INCOME	493	594	425

Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	37	74	17
Affiliate investments	(22)	23	41
Control investments	117	101	117
Taxes on net realized gain	(54)	(6)	(17)
Foreign currency transactions	(6)	5	—
Derivative agreements	(40)	17	15

Total net realized gain on investments	32	214	173

Net unrealized (depreciation) appreciation of investments
Portfolio company investments	(3,480)	(126)	276
Foreign currency translation	(41)	98	32
Derivative and option agreements	(119)	(80)	(11)

Total net unrealized (depreciation) appreciation of investments	(3,640)	(108)	297

Total net (loss) gain on investments	(3,608)	106	470

(DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(3,115)	700	895
Cumulative effect of accounting change, net of tax	—	—	1

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (NET (LOSS) EARNINGS)	$(3,115)	$700	$896

NET OPERATING INCOME PER COMMON SHARE:
Basic	$2.42	$3.42	$3.15
Diluted	$2.42	$3.36	$3.11
NET (LOSS) EARNINGS PER COMMON SHARE:
Basic	$(15.29)	$4.03	$6.63
Diluted	$(15.29)	$3.96	$6.55
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	203.7	173.9	135.1
Diluted	203.7	176.9	136.8
DIVIDENDS DECLARED PER COMMON SHARE	$3.09	$3.72	$3.33

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Operations:
Net operating income	$493	$594	$425
Net realized gain on investments	32	214	173
Net unrealized (depreciation) appreciation of investments	(3,640)	(108)	297
Cumulative effect of accounting change, net of tax	—	—	1

Net (decrease) increase in net assets resulting from operations	(3,115)	700	896

Shareholder distributions:
Common stock dividends from net operating income	(493)	(594)	(425)
Common stock dividends in excess of net operating income	(130)	(61)	(29)

Net decrease in net assets resulting from shareholder distributions	(623)	(655)	(454)

Capital share transactions:
Issuance of common stock	444	2,001	1,020
Issuance of common stock under stock option plans	5	30	44
Issuance of common stock under dividend reinvestment plan	—	48	29
Purchase of common stock held in deferred compensation trusts	(71)	(111)	(124)
Purchase of treasury stock	(6)	—	—
Deconsolidation of stock held in ECFS deferred compensation trusts	—	22	—
Stock-based compensation	81	62	35
Other	(1)	2	(2)

Net increase in net assets resulting from capital share transactions	452	2,054	1,002

Total (decrease) increase in net assets	(3,286)	2,099	1,444
Net assets at beginning of period	6,441	4,342	2,898

Net assets at end of period	$3,155	$6,441	$4,342

Net asset value per common share	$15.41	$32.88	$29.42

Common shares outstanding at end of period	204.7	195.9	147.6

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(3,115)	$700	$896
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation (appreciation) of investments	3,640	108	(297)
Net realized gain on investments	(32)	(214)	(173)
Accrued payment-in-kind interest and dividends	(177)	(207)	(145)
Collection of loan origination fees	15	37	46
Amortization of deferred finance costs, premiums and discounts	14	8	8
Depreciation of property and equipment	18	8	4
Stock-based compensation and other deferred compensation expense	81	71	35
Decrease (increase) in interest receivable	14	(23)	(16)
Decrease (increase) in other assets	41	23	(55)
(Decrease) increase in other liabilities	(96)	(4)	115
Other	(20)	(14)	(12)

Net cash provided by operating activities	383	493	406

Investing activities:
Purchases of investments	(1,517)	(6,915)	(5,773)
Fundings on portfolio company revolving credit facility investments, net	(365)	(112)	(52)
Principal repayments	850	1,887	1,812
Proceeds from loan syndications and loan sales	349	1,601	456
Collection of payment-in-kind notes and dividends and accreted loan discounts	64	74	77
Proceeds from sale of equity investments	913	975	1,102
Capital expenditures for property and equipment	(7)	(35)	(25)
Other	(16)	18	14

Net cash provided by (used in) investing activities	271	(2,507)	(2,389)

Financing activities:
(Payments on) proceeds from issuance of notes payable from asset securitizations, net	(317)	740	443
(Draws) payments on revolving credit facilities, net	(79)	(100)	806
Proceeds from unsecured debt issuance	—	547	22
(Repayments of) proceeds from TRS facility, net	—	(296)	186
Increase in deferred financing costs	(18)	(14)	(9)
Decrease (increase) in debt service escrows	330	(168)	(111)
Issuance of common stock	449	2,031	1,064
Purchase of common stock held in deferred compensation trusts	(71)	(111)	(124)
Purchase of treasury stock	(6)	—	—
Distributions paid	(819)	(542)	(298)
Payment of federal income tax for deemed capital gain distribution	(54)	—	(15)
Other	(3)	—	(1)

Net cash (used in) provided by financing activities	(588)	2,087	1,963

Net increase (decrease) in cash and cash equivalents	66	73	(20)
Cash and cash equivalents at beginning of period	143	77	97
Cash eliminated with deconsolidation of European Capital Financial Services (Guernsey) Limited	—	(7)	—

Cash and cash equivalents at end of period	$209	$143	$77

Supplemental Disclosures:
Cash paid for interest	$218	$260	$175
Cash paid for taxes	$65	$10	$37
Non-cash investing activities:
Stock proceeds received from sale of equity investments	$—	$32	$—
Non-cash financing activities:
Issuance of common stock in conjunction with dividend reinvestment plan	$—	$48	$29

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Per Share Data:
Net asset value at beginning of the period	$32.88	$29.42	$24.37	$21.11	$17.83

Net operating income(1)	2.42	3.42	3.15	3.16	2.88
Net realized gain (loss) on investments(1)	0.16	1.23	1.28	0.37	(0.49)
Net unrealized (depreciation) appreciation on investments(1)	(17.87)	(0.62)	2.20	0.15	1.30

Net (decrease) increase in net assets resulting from operations(1)	(15.29)	4.03	6.63	3.68	3.69
Issuance of common stock	0.12	2.91	1.96	2.67	2.42
Shareholder distributions	(3.09)	(3.72)	(3.33)	(3.08)	(2.91)
Other, net(2)	0.79	0.24	(0.21)	(0.01)	0.08

Net asset value at end of period	$15.41	$32.88	$29.42	$24.37	$21.11

Ratio/Supplemental Data:
Per share market value at end of period	$3.24	$32.96	$46.26	$36.21	$33.35
Total (loss) gain(3)	(88.75)%	(21.42)%	40.00%	18.98%	22.94%
Shares outstanding at end of period	204.7	195.9	147.6	118.9	88.7
Net assets at end of period	$3,155	$6,441	$4,342	$2,898	$1,872
Average net assets(4)	$5,194	$5,719	$3,643	$2,297	$1,498
Average debt outstanding(5)	$4,508	$4,572	$3,021	$1,892	$1,000
Average debt outstanding per common share(1)(5)	$22.13	$26.30	$22.36	$19.05	$13.09
Ratio of operating expenses to average net assets	10.03%	11.19%	11.64%	9.93%	7.60%
Ratio of operating expenses, net of interest expense, to average net assets	5.79%	6.17%	6.42%	5.55%	5.14%
Ratio of interest expense to average net assets	4.24%	5.02%	5.22%	4.38%	2.46%
Ratio of net operating income to average net assets	9.49%	10.39%	11.67%	13.67%	14.69%

(1)	Weighted average basic per share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the purchase of treasury stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total loss is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan.
(4)	Based on the average of ending net assets as of the end of each reporting period.
(5)	Based on a daily weighted average balance of debt outstanding during the period.

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants(1)			250,000		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		64.6	63.8	64.6
		Convertible Preferred Stock			70,752		83.9	83.9
		Common Stock(1)			17,687,156		17.7	13.1
							165.4	161.6
Algoma Holding Company	Building Products	Subordinated Debt(7)	12.3%	4/13		13.4	13.2	12.4
		Convertible Preferred Stock(1)			23,319		—	5.3
							13.2	17.7
American Acquisition, LLC	Diversified Financial Services	Senior Debt	12.5%	12/12		26.0	25.6	24.2
AmWins Group, Inc.	Insurance	Senior Debt(7)	6.5%	6/14		18.6	18.6	12.3
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	4/13		7.9	7.9	7.9
		Subordinated Debt(7)	14.5%	4/15		61.1	60.5	60.5
							68.4	68.4
Aspect Software	IT Services	Senior Debt	9.2%	7/12		20.0	19.9	16.1
Autodis S.A.(3)	Distributors	Senior Debt(6)	10.3%	6/15		4.6	3.8	1.6
		Subordinated Debt(6)	15.0%	12/15		3.1	2.6	—
							6.4	1.6
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.1	17.0	17.2
		Subordinated Debt(7)	18.0%	1/15		21.8	21.2	17.0
		Convertible Preferred Stock(1)			148,742		24.3	—
		Common Stock(1)			7,829		1.3	—
							63.8	34.2
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		5.9	6.0	6.0
Axygen Holdings Corporation	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	9/14		61.5	60.8	61.5
		Redeemable Preferred Stock			205,204		45.5	64.2
		Convertible Preferred Stock			48,736		14.2	14.2
		Common Stock(1)			207,770		20.9	24.2
							141.4	164.1
BBB Industries, LLC	Auto Components	Senior Debt(7)	6.0%	6/14		21.2	21.2	15.6
Belloto Holdings Limited(3)	Household Durables	Subordinated Debt	12.1%	6/17		2.6	2.4	1.7
		Subordinated Debt(6)	12.3%	6/17		1.3	1.2	0.1
		PIK Note(1)	15.0%	12/17		10.0	8.9	—
		Ordinary Shares(1)			32,434		0.1	—
							12.6	1.8
Berry-Hill Galleries, Inc.	Distributors	Senior Debt	15.4%	3/10		7.7	7.7	7.7
		Common Stock Warrants(1)					0.1	0.1
							7.8	7.8
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest(1)					1.1	1.1
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt(7)	7.8%	7/12		8.0	8.0	6.9
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt(7)	9.6%	9/14		30.0	29.7	22.6
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	7.4%	10/13		15.0	15.0	9.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6) Redeemable Preferred Stock(1)	8.0%	5/11	21,215	13.1	13.0 42.7	5.0 —
		Convertible Preferred Stock(1)			665,000		—	—
		Common Stock(1)			1		—	—
							55.7	5.0
Cinelease, Inc.	Electronic Equipment & Instruments	Senior Debt(7)	7.8%	3/12-3/13		58.2	57.7	45.8
		Common Stock(1)			583		0.6	0.7
							58.3	46.5
CMX Inc.	Construction & Engineering	Senior Debt(7)	6.7%	5/11-5/12		97.1	95.9	66.0
		Senior Debt(6)(7)	8.1%	5/12		46.3	46.3	—
		Common Stock(1)			35,000		—	—
							142.2	66.0
Compusearch Holdings Company, Inc.	Software	Subordinated Debt(7)	12.0%	6/12		12.6	12.4	12.4
		Convertible Preferred Stock(1)			23,342		0.9	1.5
							13.3	13.9
Contec. LLC	Household Durables	Subordinated Debt(7)	14.0%	9/15-9/16		135.0	133.7	127.2
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt	12.5%	3/11		13.0	11.5	11.6
		Redeemable Preferred Stock			1,165,930		1.7	1.7
		Common Stock Warrants(1)			5,022,576		3.5	8.6
							16.7	21.9
CyrusOne Networks, LLC	IT Services	Senior Debt(7)	9.1%	1/14		19.9	19.8	17.1
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt	9.5%	2/12		20.7	20.7	23.3
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		18.7	18.5	18.7
		Redeemable Preferred Stock			26,613		16.7	33.6
		Convertible Preferred Stock			29,569		3.4	3.4
		Common Stock Warrants(1)			89,020		16.9	5.0
							55.5	60.7
Direct Marketing International LLC	Media	Subordinated Debt(7)	15.2%	7/12		29.3	29.0	29.0
Dyno Holding Corp.	Auto Components	Senior Debt(7)	9.5%	11/13		41.9	41.5	41.9
		Subordinated Debt(7)	16.0%	11/14		27.4	27.2	27.4
		Convertible Preferred Stock(1)			389,759		40.5	6.4
		Common Stock(1)			97,440		10.1	—
							119.3	75.7
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units(1)			1,985,748		0.7	4.2
Edline, LLC	Software	Subordinated Debt(7)	14.0%	7/13		18.1	14.4	18.6
		Membership Warrants(1)			6,447,500		6.0	16.0
							20.4	34.6
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt(7) Convertible Preferred Stock(1)	14.8%	11/13-11/14	861,364	26.1	25.9 20.9	26.1 11.0
							46.8	37.1
FCC Holdings, LLC	Commercial Banks	Subordinated Debt	15.8%	12/12		75.0	74.4	63.8
Foamex, L.P.(2)	Household Durables	Senior Debt(6)	8.3%	2/13-2/14		23.2	22.0	6.2
Ford Motor Company(2)	Automobiles	Revolver Commitment		12/11			(6.7)	(60.4)

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt(6)	15.0%	8/11		13.9	11.1	3.0
		Common Stock Warrants(1)			122,397		0.1	—
							11.2	3.0
FPI Holding Corporation	Food Products	Senior Debt	14.7%	5/11-5/14		23.4	23.3	23.4
		Senior Debt(6)	17.3%	5/15		9.1	8.7	5.5
		Subordinated Debt(6)	21.5%	5/15-5/16		18.6	17.4	—
		Redeemable Preferred Stock(1)			4,469		39.1	—
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							117.6	28.9
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt	10.8%	4/14		31.7	25.7	18.3
FU/WD Opa Locka, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		32.5	31.0	27.1
Genband Inc.	Communications Equipment	Common Stock(1)			2,975,631		14.7	4.0
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	10/07		7.3	7.3	4.0
HMSC Corporation	Insurance	Senior Debt(7)	6.0%	10/14		3.5	3.5	2.0
HomeAway, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(1)			384,297		0.7	0.6
		Convertible Preferred Stock(1)			1,661,820		9.7	26.8
							10.4	27.4
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt(7)	15.3%	7/12		36.9	36.6	35.4
		Redeemable Preferred Stock			2,915		5.9	5.6
							42.5	41.0
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.8%	4/14		20.0	20.0	16.9
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.0%	10/13		37.0	36.6	36.6
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt(7)	9.4%	3/13		11.5	11.4	11.5
		Subordinated Debt(7)	15.0%	3/14		17.7	17.5	17.7
		Convertible Preferred Stock			14,283		21.6	30.8
							50.5	60.0
Inovis International, Inc.	Software	Senior Debt(7)	8.4%	5/10		88.0	87.5	82.6
Intergraph Corporation	Software	Senior Debt(7)	8.2%	12/14		3.0	3.0	2.7
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	11.5%	12/13		25.0	24.8	24.3
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.0%	12/14		19.0	19.1	11.7
Jones Stephens Corp.	Building Products	Subordinated Debt(7)	13.5%	9/13-9/14		23.2	22.9	19.5
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	12.0%	1/14		15.0	14.8	14.5
		Subordinated Debt	18.9%	1/14		9.6	9.3	8.8
		Common Unit Warrants(1)			500,000		—	0.1
		Preferred Unit Warrants(1)			263,158		0.2	0.1
							24.3	23.5
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)	8.5%	11/14		21.5	21.5	3.6
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt	8.1%	8/13-8/14		2.0	1.6	1.1
		Subordinated Debt	14.0%	8/15-8/16		60.5	59.9	57.0
							61.5	58.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LCW Holdings, LLC	Real Estate	Senior Debt	8.4%	10/12		31.5	30.5	32.9
		Warrant(1)			12.3%		0.9	5.4
							31.4	38.3
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	7.0%	1/15		28.5	28.6	21.4
LN Acquisition Corp.	Machinery	Senior Debt(7)	6.8%	1/15		21.5	21.6	15.9
Logex Corporation	Road & Rail	Subordinated Debt(6)	12.2%	3/09		12.8	9.1	0.2
LTM Enterprises, Inc.	Personal Products	Senior Debt(7)	10.2%	11/11		19.0	19.0	17.0
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt(7)	14.8%	1/13		14.0	13.9	13.9
Medical Billing Holdings, Inc.		Subordinated Debt(7)	15.0%	9/13		10.7	10.5	10.7
		Convertible Preferred Stock(1)			13,199,000		13.2	13.7
		Common Stock(1)			3,299,582		3.3	—
							27.0	24.4
MGM Holdings II, Inc.	Media	Senior Debt(6)	4.7%	6/11		2.0	1.7	0.9
Mirion Technologies	Electrical Equipment	Senior Debt(7)	7.2%	5/10-11/11		124.7	124.2	126.1
		Subordinated Debt(7)	15.2%	9/09-5/12		50.8	50.5	50.9
		Convertible Preferred Stock			435,724		48.5	93.7
		Common Stock(1)			24,503		2.8	3.6
		Common Stock Warrants(1)			222,156		18.6	31.0
							244.6	305.3
Mitchell International, Inc.	IT Services	Senior Debt(7)	6.8%	3/15		5.0	5.0	3.3
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt(7)	10.7%	9/14		53.0	52.8	38.8
NBD Holdings Corp.	Diversified Financial Services	Senior Subordinated Debt(7)	14.0%	8/13		45.7	45.2	45.2
		Convertible Preferred Stock			84,174		10.4	10.4
		Common Stock(1)			633,408		0.1	0.1
							55.7	55.7
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt	7.7%	10/15		5.1	5.2	4.8
Nivel Holdings, LLC	Distributors	Senior Debt(7)	10.6%	10/13		62.2	61.7	57.5
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	13.5%	4/13-4/14		308.8	305.9	211.0
		Subordinated Debt	10.0%	4/14		60.2	60.2	32.1
		Common Stock(1)			565,885		—	0.1
							366.1	243.2
Pan Am International Flight Academy, Inc.	Commercial Services & Supplies	Subordinated Debt(6)(7)	18.0%	7/13		28.6	25.2	21.3
		Convertible Preferred Stock(1)			8,234		8.2	—
							33.4	21.3
Panavision, Inc.	Electronic Equipment & Instruments	Senior Debt	6.6%	3/11		2.0	1.7	1.1
PaR Systems, Inc.	Machinery	Senior Debt	4.7%	7/13		4.7	4.5	4.5
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	12.8%	12/10-12/11		23.8	23.7	23.7
		Subordinated Debt(7)	16.3%	12/12		17.4	17.4	17.4
							41.1	41.1
Qioptiq S.A.R.L.(3)	Electronic Equipment & Instruments	Subordinated Debt	10.2%	3/18		29.3	29.0	29.0
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	8.8%	12/13-12/14		142.2	140.9	114.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	15.4%	10/14-10/15		216.8	215.0	216.8
		Convertible Preferred Stock			154,142		164.4	122.9
		Common Stock(1)			1,541,415		1.5	—
							380.9	339.7
Roarke - Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	1.3
Scanner Holdings Corporation	Computers & Peripherals	Senior Debt(7)	5.3%	5/12-5/13		11.9	11.6	11.9
		Subordinated Debt(7)	14.0%	5/14		20.7	20.5	20.7
		Convertible Preferred Stock(1)			77,640,000		7.8	7.4
		Common Stock(1)			78,242		0.1	—
							40.0	40.0
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock(1)			12		0.7	—
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Redeemable Preferred Partnership Units			26,274		0.5	0.6
		Partnership Units(1)			95,280		0.8	1.4
							1.3	2.0
Sleep Innovations, Inc.(9)	Household Durables	Senior Debt	11.0%	4/9		2.3	2.3	2.3
		Senior Debt(6)	7.9%	4/09-4/14		30.6	22.9	6.8
							25.2	9.1
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt	5.6%	9/12		12.1	7.0	5.2
		Subordinated Debt(6)(7)	15.0%	9/13-9/14		100.5	87.9	—
							94.9	5.2
Soil Safe Holdings, LLC	Commercial Services & Supplies	Senior Debt	9.1%	8/13-8/14		52.2	51.7	50.0
		Subordinated Debt(7)	14.7%	8/15-8/17		58.5	57.9	54.5
							109.6	104.5
Spectrum Brands, Inc.(2)	Household Products	Senior Debt(6)	6.6%	3/13		8.7	8.3	5.0
Supreme Corq Holdings, LLC	Household Products	Common Membership Warrants(1)			5,670		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt(7)	8.9%	8/14		48.5	48.1	31.7
Tanenbaum-Harber Co. Holdings, Inc.		Redeemable Preferred Stock(1)			376		0.5	0.5
		Common Stock(1)			3,861		—	—
							0.5	0.5
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	5.9%	12/11-12/13		11.1	10.9	9.5
		Senior Debt(6)(7)	9.2%	12/13		21.2	20.9	—
		Subordinated Debt(6)	14.0%	12/14		41.7	39.5	—
		Preferred Unit(1)			11,659,298		6.9	—
		Preferred Unit Warrants(1)			1,998,961		4.8	—
							83.0	9.5
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	8.5%	5/13		82.0	81.2	60.0
		Subordinated Debt	17.5%	10/13		43.5	43.2	38.1
							124.4	98.1
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)			35		4.1	1.3
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.5%	6/15		50.0	49.6	39.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
triVIN, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	6/14-6/15		19.9	19.7	19.9
		Convertible Preferred Stock(1)			247,000,000		26.3	16.6
		Common Stock(1)			6,319,923		6.3	—
							52.3	36.5
True Temper Sports, Inc.	Leisure Equipment & Products	Senior Debt	9.3%	6/11		2.0	1.9	1.3
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt(7)	10.5%	5/10-11/11		12.0	11.9	12.0
		Subordinated Debt(7)	13.8%	5/12		14.5	14.4	14.6
		Common Stock(1)			1,165,930		1.1	2.9
							27.4	29.5
Velocity Financial Group, Inc.	Diversified Financial Services	Subordinated Debt	15.0%	4/14		17.8	17.6	17.6
		Convertible Preferred Stock(1)			11,659,298		20.4	8.7
							38.0	26.3
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt	9.7%	12/11-12/12		21.9	21.6	17.6
		Subordinated Debt(6)	20.0%	12/13		25.4	19.2	1.3
							40.8	18.9
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	5.7%	9/13-9/14		4.3	4.3	4.3
		Subordinated Debt(7)	14.7%	7/14-9/14		81.7	81.0	81.4
		Convertible Preferred Stock			2,008,575		226.0	226.0
		Common Stock(1)			502,144		49.9	20.6
							361.2	332.3
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.2%	12/11-12/13		34.0	33.6	26.7
Zencon Holdings Corporation	Internet Software & Services	Senior Debt(7)	6.5%	5/13		17.2	17.1	17.2
		Subordinated Debt(7)	15.3%	5/14		21.0	20.8	21.0
		Convertible Preferred Stock(1)			5,246,686		7.5	16.5
							45.4	54.7
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt	8.2%	9/24		1.2	1.1	0.6
ZSF/WD Hammond, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		40.7	38.9	33.2
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.5	19.5	15.9
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		33.8	32.2	27.9
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt	8.2%	9/24		0.4	0.4	0.1
ZSF/WD Orlando, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.8	19.7	16.2
CMBS AND REAL ESTATE CDO INVESTMENTS
ACAS CRE CDO 2007-1, Ltd.	Real Estate	Class C through Class N Notes Preferred Shares	5.7%	11/31	417,086,293	345.5	201.1 17.7	13.7 4.2
							218.8	17.9
Banc of America	Real Estate	Forward Purchase commitment to purchase Banc of America Commercial Mortgage Trust 2007-1, Commercial Mortgage Pass-Through Certificates ($5.8 Fair Value)		4/09			18.2	3.7
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	4/17		14.1	8.8	1.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	12/17		14.8	10.2	2.1
Citigroup Commercial Mortgage Securites Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	7/17		152.9	68.1	16.4
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.2%	10/17		11.1	8.6	0.8
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.1%	11/37-11/40		24.0	9.3	1.8
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		13.2	10.6	1.0
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	8/17		20.8	12.1	4.6
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	12/19		37.0	31.4	3.4
GS Morgtage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	7/17		63.7	52.3	4.7
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		142.7	62.7	11.7
J.P. Morgan Chase		Forward Purchase commitment to purchase J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11, Commercial Mortgage Pass-Through Certificates ($1.9 Fair Value)		1/09-5/09			7.2	0.8
J.P. Morgan Chase		Forward Purchase commitment to purchase ML-CFC Commercial Mortgage Trust 2007-6, Commercial Mortgage Pass-Through Certificates ($0.9 Fair Value)		1/09			2.9	0.6
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	8/17		36.6	22.1	4.9
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	7/23-7/24		19.4	7.3	2.4
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	8/17		32.8	19.5	4.4
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	5/17		20.0	11.4	2.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	10/17		161.6	76.1	13.4
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates	5.3%	10/17-9/24		96.2	43.4	8.3
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	11/16		5.0	3.1	0.5
CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes				8.5	8.4	1.3
		Subordinated Notes				25.9	23.0	8.2
							31.4	9.5
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes				20.0	16.8	5.1
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			6,241		4.3	1.1
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities			13,796		4.5	1.7
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes				15.0	13.4	5.7
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.5	2.1	0.5
Cent CDO 12 Limited	Diversified Financial Services	Income Notes				26.4	22.6	8.3
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes				5.0	3.1	1.4
Champlain CLO	Diversified Financial Services	Preferred Securities			1,000,000		0.5	0.1
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)			360		6.7	3.0
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		29.3	7.8
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities			3,089,177		2.7	0.3
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes				15.0	13.0	4.3
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities			5,750,000		1.8	1.3
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	0.3
		Subordinated Securities			15,000		13.2	4.0
							14.5	4.3
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes				4.0	2.3	0.9
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes				6.7	6.2	0.7
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.5	1.7
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes			90		7.6	3.2

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	12.1	4.0
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities				10.0	8.9	3.2
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities			5,000,000		2.1	0.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	12.4	4.8
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			20,000,000		15.2	3.8
Subtotal Non-Control / Non-Affiliate Investments (58% of total investment assets and liabilities at fair value)							$5,904.1	$4,182.0

AFFILIATE INVESTMENTS
Aptara, Inc.	IT Services	Senior Debt	11.5%	8/09		3.0	3.0	3.0
		Subordinated Debt(7)	16.3%	8/09		43.5	43.3	43.3
		Subordinated Debt(6)(7)	19.0%	8/09		11.8	10.0	3.7
		Redeemable Preferred Stock(1)			15,107		14.1	—
		Convertible Preferred Stock(1)			2,549,410		8.8	—
		Preferred Stock Warrants(1)			230,681		1.0	—
							80.2	50.0
Coghead, Inc.	Internet Software & Services	Subordinated Debt	10.0%	4/09		0.1	0.1	0.1
		Convertible Preferred Stock(1)			5,489,656		2.6	0.2
		Preferred Stock Warrants			1		—	—
							2.7	0.3
Creditcards.com, Inc.	Diversified Consumer Services	Senior Debt(7)	11.0%	6/13		140.9	140.1	136.1
		Subordinated Debt(7)	15.0%	6/14		28.4	28.0	26.6
		Common Stock(1)			1,094,645		1.6	4.2
							169.7	166.9
Egenera, Inc.	Computers & Peripherals	Subordinated Debt	15.0%	12/10		2.8	2.4	2.4
		Redeemable Preferred Stock(1)			523,040		0.4	9.7
		Common Stock(1)			8,046,865		25.0	—
							27.8	12.1
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			5,053,292		8.1	8.7
IS Holdings I, Inc.	Software	Senior Debt(7)	7.9%	6/14		20.0	19.8	15.6
		Redeemable Preferred Stock			1,297		1.6	1.5
		Common Stock(1)			1,165,930		—	4.6
							21.4	21.7
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			23,583,196		8.4	2.1
		Preferred Stock Warrants(1)			5,440,881		—	—
							8.4	2.1
Nursery Supplies, Inc.	Containers & Packaging	Redeemable Preferred Stock(1)			2,116		—	—
		Common Stock Warrants(1)			625		—	—
							—	—
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)			4,213		2.7	7.4
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7) Redeemable Preferred Stock(1)	17.0%	12/12	3,150,000	35.6	35.3 3.1	35.9 1.1
		Common Units(1)			350,000		0.4	—
							38.8	37.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7) Common Stock(1)	9.4%	11/12	40,688	13.0	13.0 0.6	9.5 0.6
							13.6	10.1
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt(7)	18.0%	9/12		19.3	19.2	19.2
		Common Stock(1)			7,000		7.0	0.1
							26.2	19.3
Tymphany Corporation	Electronic Equipment & Instruments	Senior Debt(1)	0.0%	4/09		2.2	2.2	—
WFS Holding, Inc.	Software	Convertible Preferred Stock			20,403,772		2.8	2.8
Subtotal Affiliate Investments (5% of total investment assets and liabilities at fair value)							$404.6	$338.4

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)			589		14.7	4.3
ACAS Real Estate Holdings Corporation	Real Estate	Subordinated Debt Common Stock(1)	15.0%	5/16	1,000	0.8	0.8 5.4	— —
							6.2	—
American Capital Agency Corp.(2)(8)	Real Estate Investment Trusts	Common Stock			5,000,100		100.0	101.5
American Capital, LLC	Capital Markets	Senior Debt	7.7%	9/12		10.6	10.4	10.6
		Common Membership Interest			100%		58.5	164.7
							68.9	175.3
American Driveline Systems, Inc.	Diversified Consumer Services	Subordinated Debt(7)	14.0%	12/14-12/15		41.7	41.2	41.7
		Redeemable Preferred Stock			403,357		28.4	44.1
		Common Stock(1)			128,681		10.8	2.7
		Common Stock Warrants(1)			204,663		17.3	4.2
							97.7	92.7
Auxi Health, Inc.	Health Care Providers & Services	Subordinated Debt(6)	5.8%	3/09		8.9	3.2	1.1
Barton-Cotton Holding Corporation	Commercial Services & Supplies	Subordinated Debt(6)	14.0%	9/14		34.1	28.6	—
		Redeemable Preferred Stock(1)			28,263		15.7	—
		Convertible Preferred Stock(1)			66,551		6.7	—
		Common Stock(1)			607		0.1	—
		Common Stock Warrants(1)			125,610		12.5	—
		Guarantee					—	(10.0)
							63.6	(10.0)
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)			8,500,100		1.5	0.4
CIBT Travel Solutions, Inc.	Commercial Services & Supplies	Senior Debt	5.9%	1/13-1/14		74.8	74.0	74.8
		Subordinated Debt(7)	15.0%	1/10-1/16		43.1	42.7	43.1
		Convertible Preferred Stock(1)			776,800		77.7	35.2
		Common Stock(1)			194,200		19.4	—
							213.8	153.1
Consolidated Bedding, Inc.	Household Durables	Senior Debt	11.4%	6/13		10.7	10.5	10.2
		Senior Debt(6)	11.4%	6/13		113.1	103.7	23.0
		Subordinated Debt(6)	21.7%	12/13		92.0	78.4	—
		Convertible Preferred Stock(1)			16,423		3.0	—
		Common Stock(1)			471,470		—	—
							195.6	33.2

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)			9,738,995		10.0	10.6
Core Business Credit, LLC	Diversified Financial Services	Subordinated Debt	14.1%	5/15		19.5	19.3	19.3
		Convertible Preferred Units(1)			155,150		15.5	16.1
		Common Units(1)			38,788		3.9	3.3
							38.7	38.7
ECA Acquisition Holdings, Inc	Health Care Equipment & Supplies	Subordinated Debt(7)	16.5%	12/14		13.0	12.9	13.0
		Common Stock(1)			583		11.1	5.1
							24.0	18.1
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	9.8%	6/13		9.6	9.5	9.6
		Subordinated Debt(6)(7)	10.0%	6/13		14.6	13.4	1.4
		Redeemable Preferred Stock(1)			21,114		9.0	—
		Convertible Preferred Stock(1)			7,929		6.0	—
		Common Stock(1)			11,261		1.1	—
		Preferred Stock Warrants(1)			120,652		—	—
		Common Stock Warrants(1)			1,078,792		13.1	—
							52.1	11.0
Endeavor Fund I, LP	Thrifts & Mortgage Finance	Partnership Interest			100%		29.7	20.9
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	10.4%	5/11		13.4	10.8	2.6
		Subordinated Debt(6)	14.3%	5/12-5/13		15.8	10.9	—
		Convertible Preferred Stock(1)			233,201		11.4	—
		Preferred Stock Warrants(1)			40,000		—	—
							33.1	2.6
European Capital Limited(2)(3)	Diversified Financial Services	Senior Debt	7.5%	11/09-2/11		363.6	358.7	363.6
		Ordinary Shares			72,305,938		921.8	116.9
							1,280.5	480.5
European Touch, LTD. II	Commercial Services & Supplies	Subordinated Debt	12.0%	12/10		3.1	3.1	3.1
		Subordinated Debt(6)	18.1%	12/10		20.5	15.6	2.2
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							23.6	5.3
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt	9.6%	1/17		42.3	41.9	42.3
		Common Membership Units(1)			58,297		44.5	12.0
							86.4	54.3
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Subordinated Debt(7)	14.0%	12/13		19.6	19.6	19.6
		Subordinated Debt(6)(7)	17.0%	12/14		18.6	15.5	15.7
		Redeemable Preferred Stock(1)			18,449,456		18.5	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							56.8	35.3
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt Redeemable Preferred Stock(1)	5.7%	10/13	115,538	24.5	24.5 11.6	24.5 11.6
		Convertible Preferred Stock(1)			59,250		59.3	2.6
							95.4	38.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	8.3%	4/11-5/11		14.8	14.7	14.9
		Subordinated Debt	15.0%	5/12		10.1	10.0	10.1
		Redeemable Preferred Stock(1)			14,042,095		12.8	4.5
		Common Stock(1)			6,088,229		2.3	—
		Common Stock Warrants(1)			8,181,695		—	—
							39.8	29.5
Future Food, Inc.	Food Products	Senior Debt	6.9%	7/10		17.2	17.2	17.3
		Subordinated Debt(6)	12.4%	7/11-7/12		13.5	12.5	3.8
		Common Stock(1)			64,917		13.0	—
		Common Stock Warrants(1)			6,500		1.3	—
							44.0	21.1
FutureLogic, Inc.	Computers & Peripherals	Senior Debt(7)	9.7%	2/10-2/12		48.2	48.0	48.2
		Subordinated Debt(7)	15.0%	2/13		32.6	32.3	32.6
		Common Stock(1)			129,514		15.6	3.7
							95.9	84.5
FV Holdings Corporation	Food Products	Subordinated Debt(7)	14.5%	6/15		23.1	23.1	23.1
		Convertible Preferred Stock(1)			292,000		14.3	23.8
		Common Stock(1)			125,000		6.1	10.2
							43.5	57.1
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.4%	10/10-10/11		16.1	16.1	16.1
		Senior Debt(6)(7)	12.9%	10/11		5.1	4.8	2.1
		Subordinated Debt(6)	25.0%	10/12		18.8	13.6	—
		Convertible Preferred Stock(1)			4,000		1.0	—
		Common Membership Interest(1)			2.5%		0.7	—
							36.2	18.2
Halex Holdings Corp.	Construction Materials	Senior Debt(6)	13.5%	9/11-10/13		24.9	23.4	9.9
		Subordinated Debt(6)	18.8%	8/15		24.3	15.9	—
		Redeemable Preferred Stock(1)			23,213,046		30.2	—
		Common Stock(1)			30,263,219		—	—
		Common Stock Warrants(1)			18,750,000		—	—
							69.5	9.9
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(1)	0.0%	12/10		13.5	13.5	13.5
		Senior Debt(6)	0.0%	12/10		2.9	2.7	0.7
		Convertible Preferred Stock(1)			10,196		3.0	—
		Common Stock(1)			14,250		4.8	—
							24.0	14.2
Imperial Supplies Holdings, Inc.	Trading Companies and Distributors	Subordinated Debt	16.0%	10/14		22.1	21.9	21.9
		Redeemable Preferred Stock			19,604		14.7	21.6
		Convertible Preferred Stock(1)			19,604		20.2	8.1
		Common Stock(1)			442,187		11.3	—
							68.1	51.6
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)	12.3%	4/12		1.8	—	—
		Redeemable Preferred Stock(1)			13,709		9.2	0.7
		Common Stock(1)			7,826		—	—
							9.2	0.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt	8.0%	6/13		22.2	22.2	22.2
		Subordinated Debt	7.8%	6/13		18.3	18.3	18.2
		Subordinated Debt(6)	8.3%	6/13		18.4	15.9	2.3
		Redeemable Preferred Stock(1)			6,160		4.2	—
		Convertible Preferred Stock(1)			15,797		12.2	—
		Common Stock(1)			14,000		1.4	—
		Preferred Stock Warrants(1)			15,640		—	—
		Common Stock Warrants(1)			434,938		2.9	—
							77.1	42.7
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	7.7%	8/12		5.5	5.5	5.5
		Subordinated Debt(7)	12.0%	8/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)			7,496		8.1	4.7
		Common Stock(1)			833		—	—
		Common Stock Warrants(1)			675		—	—
							19.1	15.7
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt(7)	8.9%	2/10		2.4	2.4	2.3
		Subordinated Debt(7)	18.0%	2/13		11.4	11.3	11.4
							13.7	13.7
Montgomery Lane, LLC (DE LLC)	Diversified Financial Services	Common Membership Units(1)			100		10.3	6.8
Montgomery Lane, LTD (Cayman)(3)	Diversified Financial Services	Common Membership Units(1)			50,000		7.2	0.8
MW Acquisition Corporation	Health Care Providers & Services	Subordinated Debt(7)	11.3%	2/13-2/14		25.0	24.7	25.0
		Convertible Preferred Stock(1)			38,016		13.5	13.9
		Common Stock(1)			51,521		—	0.1
							38.2	39.0
NECCO Holdings, Inc.	Food Products	Senior Debt	13.4%	12/12		4.1	4.1	4.1
		Common Stock(1)			760,869		0.1	0.1
							4.2	4.2
NECCO Realty Investments, LLC	Real Estate	Senior Debt(7)	14.0%	12/17		37.7	37.0	37.7
		Common Membership Units(1)			7,000		4.9	9.8
							41.9	47.5
Oceana Media Finance, LLC	Commercial Banks	Common Membership Units(1)			145,742		14.6	11.4
Paradigm Precision Holdings, LLC	Aerospace & Defense	Senior Debt	6.4%	2/09		19.2	19.1	19.1
		Subordinated Debt	18.7%	10/13-10/14		93.7	92.8	92.8
		Common Membership Units(1)			478,488		17.5	6.1
							129.4	118.0
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.7%	12/11-12/12		16.0	15.8	16.0
		Subordinated Debt	17.0%	12/14		8.3	8.3	8.3
		Subordinated Debt(6)	19.0%	12/14		8.4	7.3	0.5
		Common Stock(1)			367,881		4.2	—
							35.6	24.8
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt(7)	8.0%	6/12		10.0	9.9	10.0
		Subordinated Debt(7)	12.7%	6/13		23.6	23.4	23.6
		Redeemable Preferred Stock(1)			36,267		24.6	19.2
		Common Stock(1)			40,295		3.9	—
		Common Stock Warrants(1)			116,065		11.6	—
							73.4	52.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Piper Aircraft, Inc.	Aerospace & Defense	Subordinated Debt	8.0%	7/13		0.7	0.2	0.7
		Common Stock(1)			478,797		0.1	22.6
							0.3	23.3
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt	9.2%	4/10		10.6	10.6	10.6
		Common Stock(1)			583		20.5	1.2
							31.1	11.8
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt(7)	9.8%	6/12-6/13		37.4	37.0	34.4
		Membership Units(1)			356		4.5	7.2
							41.5	41.6
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	6.9%	7/14		5.9	5.9	5.9
		Subordinated Debt(7)	12.5%	6/15		119.4	118.5	119.5
		Convertible Preferred Stock			1,101,673		121.5	102.9
		Common Stock(1)			275,419		27.5	—
							273.4	228.3
Specialty Brands of America, Inc.	Food Products	Subordinated Debt(7)	14.0%	5/14		34.1	33.8	34.1
		Redeemable Preferred Stock			122,017		8.2	13.8
		Common Stock(1)			128,175		2.3	4.0
		Common Stock Warrants(1)			56,819		1.4	1.8
							45.7	53.7
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt	7.0%	10/12-10/13		83.9	83.0	83.9
		Subordinated Debt(7)	15.3%	8/14-8/15		49.9	49.3	49.9
		Convertible Preferred Stock			84,043		48.0	48.0
		Common Stock(1)			84,043		—	10.4
							180.3	192.2
Stravina Holdings, Inc.	Personal Products	Senior Debt(6)	0.0%	4/11		3.5	3.5	—
UFG Holding Corp.	Food Products	Subordinated Debt	16.5%	5/15		27.9	27.4	27.4
		Subordinated Debt(6)	20.1%	5/16		35.4	31.3	18.7
		Redeemable Preferred Stock(1)			20,602		12.6	—
		Convertible Preferred Stock(1)			4,777		4.6	—
		Common Stock(1)			51,504		13.2	—
		Guarantee					—	(1.5)
							89.1	44.6
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)					—	1.4
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	11.5%	2/10-2/12		5.3	5.2	5.3
		Subordinated Debt(6)(7)	17.0%	2/13		7.7	6.5	0.5
		Redeemable Preferred Stock(1)			292,958		1.6	—
		Common Stock Warrants(1)			6,862		0.2	—
							13.5	5.8
Unwired Holdings, Inc.	Household Durables	Senior Debt	10.2%	6/10-6/11		10.4	10.3	10.4
		Subordinated Debt(6)	15.0%	6/12-6/13		21.5	14.0	0.6
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
		Preferred Stock Warrants(1)			485,133		—	—
		Common Stock Warrants(1)			5,479,077		—	—
							40.2	11.0
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	10/13-10/14		19.5	19.3	19.5
		Common Stock(1)			19,780		24.7	45.1
							44.0	64.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	12.6%	10/09		5.0	5.0	5.0
		Redeemable Preferred Membership Units			3,796,269		4.8	5.5
		Common Membership Units(1)			27,400		1.9	6.0
							11.7	16.5
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		103.8	103.0	103.8
		Convertible Preferred Stock			703,406		82.3	132.6
		Common Stock(1)			175,852		17.6	30.2
							202.9	266.6
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)			3,170,176		3.2	3.2

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		11.5	1.4
Subtotal Control Investments (40% of total investment assets and liabilities at fair value)							$4,382.3	$2,897.8

Counterparty (4)	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swaption - Pay Floating/ Receive Fixed	4.6%	4/12-11/19	2	43.5	—	3.8
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	5.1%	8/19	1	37.0	—	3.8
BMO Financial Group	Interest Rate Swaption - Pay Floating/ Receive Fixed	5.5%	11/12	1	22.9	—	1.1
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)						—	8.7
Total Investment Assets						$10,691.0	$7,426.9
DERIVATIVE & OPTION AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.8%	4/12-11/19	4	666.9	—	(45.9)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.4%	2/13-8/17	5	479.9	—	(43.5)
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.9%	1/14-8/19	3	379.1	—	(33.0)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%	7/17	1	66.0	—	(10.6)
WestLB AG	Interest Rate Swap - Pay Fixed/ Receive Floating	5.8%	6/17	1	55.0	—	(8.3)
Credit Suisse International	Interest Rate Swap - Pay Fixed/ Receive Floating	5.8%	6/17	1	26.1	—	(3.9)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%	7/17	1	22.3	—	(5.9)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP		2/11	1		—	(1.5)
European Capital Limited(2)(3)	Put Option		12/10			(19.7)	(69.4)
Total Investment Liabilities (3% of total investment assets and liabilities at fair value)						$(19.7)	$(222.0)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.
(8)	2,500,100 shares with a cost of $50.0 and a fair value of $48.1 are restricted for sale until May 2009.
(9)	Portfolio company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code.

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates	5.3%	10/17-9/24		96.2	42.0	36.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes(7)	9.6%	4/21		8.5	8.5	8.5
		Subordinated Notes				25.9	25.4	21.7
							33.9	30.2
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			5,000		3.9	4.0
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes				20.0	19.4	18.4
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes				15.0	14.8	13.8
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.5	2.1	2.1
Cent CDO 12 Limited	Diversified Financial Services	Income Notes				26.4	24.6	23.9
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes				5.0	3.4	4.0
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares			360		6.7	4.1
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		30.8	19.5
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes				30.0	13.5	12.0
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	1.3
		Subordinated Securities			15,000		14.3	13.9
							15.6	15.2
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes				4.0	2.6	2.9
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes				6.7	6.2	6.0
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.6	6.6
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes				90.0	8.5	8.8
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	13.5	11.5
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		9.8	8.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	13.8	12.2
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			15,000,000		14.2	12.9

CDO INVESTMENTS
ZAIS Investment Grade Limited IX	Diversified Financial Services	Subordinated Notes				14.5	12.9	9.0

Subtotal Non-Control/Non-Affiliate Investments (58% of total investment assets and liabilities at fair value)							$6,467.2	$6,351.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value

AFFILIATE INVESTMENTS
Aptara, Inc.	IT Services	Subordinated Debt(7)	17.2%	8/09		52.7	52.3	52.3
		Redeemable Preferred Stock			13,942		14.2	14.2
		Convertible Preferred Stock(1)			2,549,410		8.8	12.9
		Preferred Stock Warrants(1)			172,382		0.9	0.9
							76.2	80.3
CCRD Operating Company, Inc.	Diversified Consumer Services	Senior Debt(7)	11.0%	6/13		142.3	141.3	141.3
		Subordinated Debt	15.0%	6/14		12.0	11.8	11.8
		Common Stock(1)			729,763		1.6	8.6
							154.7	161.7
Coghead, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			5,489,656		2.6	2.6
Egenera, Inc.	Computers & Peripherals	Convertible Preferred Stock			8,046,865		25.0	25.0
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			3,231,417		5.2	5.2
IS Holdings I, Inc.	Software	Senior Debt(7)	11.4%	6/14		20.0	19.8	19.8
		Redeemable Preferred Stock			2,309		2.6	2.6
		Common Stock(1)			1,165,930		—	3.0
							22.4	25.4
Marcal Paper Mills. Inc.	Household Products	Common Stock(1)			146,478		—	—
		Common Stock Warrants(1)			209,255		—	—
							—	—
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			12,563,900		7.3	7.3
Nursery Supplies, Inc.	Containers & Packaging	Redeemable Preferred Stock			2,116		—	—
		Common Stock Warrants			625		—	—
							—	—
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7)	17.0%	12/12		32.5	32.2	32.2
		Redeemable Preferred Stock(1)			3,150,000		3.2	0.7
		Common Units(1)			350,000		0.3	—
							35.7	32.9
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7)	12.1%	11/12		13.0	13.0	13.0
		Common Stock(1)			40,688		0.6	8.4
							13.6	21.4
Reef Point Systems, Inc.	Communications Equipment	Convertible Preferred Stock(1)			85,632,687		11.7	8.6
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt(7)	16.0%	9/12		18.6	18.4	18.4
		Common Stock(1)			7,000		7.0	1.5
							25.4	19.9
Tymphany Corporation	Electronic Equipment & Instruments	Subordinated Debt	8.0%	7/10		1.2	1.2	1.2
		Convertible Preferred Stock(1)			6,306,065		10.1	0.6
							11.3	1.8
WFS Holding, Inc.	Software	Convertible Preferred Stock			20,403,772		2.6	3.6

Subtotal Affiliate Investments (3% of total investment assets and liabilities at fair value)							$393.7	$395.7

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal/ Notional	Cost	Fair Value
Total Return Fund, LP	Capital Markets	Common Membership Interest			100%		20.0	21.1
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)			70		—	1.3
Unwired Holdings, Inc.	Household Durables	Senior Debt	11.9%	6/11		9.3	8.1	9.1
		Subordinated Debt(6)	15.0%	6/12-6/13		19.9	14.4	2.2
		Redeemable Preferred Stock(1)			12,740		12.7	—
		Preferred Stock Warrants(1)			39,690		—	—
		Common Stock(1)			126,001		1.2	—
		Common Stock Warrants(1)			439,205		—	—
							36.4	11.3
VP Acquisitions Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	10/13-10/14		19.0	18.8	18.8
		Common Stock(1)			19,780		24.7	47.2
							43.5	66.0
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	12.6%	10/09		5.0	5.0	5.0
		Redeemable Preferred Membership Units			3,796,269		4.1	4.1
		Common Membership Units(1)			27,629		1.9	1.5
							11.0	10.6
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		99.1	98.2	98.2
		Convertible Preferred Stock			703,406		75.9	82.9
		Common Stock(1)			175,852		17.6	20.4
							191.7	201.5
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)			1,688,398		1.7	1.7
CDO/CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		22.2	12.9
Subtotal Control Investments (38% of total investment assets and liabilities at fair value)							$3,806.5	$4,177.4

Counterparty (4)	Instrument	Yield (5)	Expiring(5)	# of Contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swaption – Pay Floating/ Receive Fixed	4.6%	4/12	1	40.0	—	1.0
BMO Financial Group	Interest Rate Swaption – Pay Floating/ Receive Fixed	5.5%	2/13	1	22.9	—	0.4
Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	5.1%	8/19	1	8.0	—	2.2
Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	5.2%	11/19	1	3.7	—	0.2
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)						—	3.8
Total Investment Assets						$10,667.4	$10,928.4
DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swap –Pay Fixed/Receive Floating	4.8%	4/12-11/19	4	769.5	—	(21.1)
Wachovia Bank, N.A.	Interest Rate Swap –Pay Fixed/Receive Floating	4.8%	1/14-8/19	3	532.1	—	(15.4)
BMO Financial Group	Interest Rate Swap – Pay Fixed/Receive Floating	5.4%	2/13 -8/17	5	479.9	—	(22.8)
Credit Suisse International	Interest Rate Swap – Pay Fixed/Receive Floating	5.0%	9/15-6/17	2	99.4	0.8	(4.1)
UniCredit Group	Interest Rate Swap – Pay Fixed/Receive Floating	5.3%	7/17	1	66.0	—	(5.8)
WestLB AG	Interest Rate Swap –Pay Fixed/Receive Floating	5.8%	6/17	1	55.0	—	(4.5)
HSBC Bank USA, National Association	Interest Rate Swap – Pay Fixed/Receive Floating	4.7%	8/15	1	36.6	0.4	(0.9)
Fortis Financial Services LLC	Interest Rate Swap – Pay Fixed/Receive Floating	5.7%	7/17	1	22.3	—	(2.2)
BMO Financial Group	Foreign Exchange Swap– Pay Euros/Receive GBP		1/08	1	—	—	(0.4)
Citibank, N.A.	Foreign Exchange Swap– Pay Euros/Receive GBP		2/11	1	—	—	(0.2)
Total Investment Liabilities (less than 1% of total investment assets and liabilities at fair value)						$1.20	$(77.40)

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Note 1. Organization

American Capital, Ltd. (formerly known as American Capital Strategies, Ltd., which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) was incorporated in 1986. On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”), the buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and directly to early stage and mature private and small public companies. We refer to these investments as our private finance portfolio. We also invest in structured product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us. We are also an alternative asset manager with $14 billion of capital resources under management as of December 31, 2008, including $6 billion of third-party assets. Our primary business objectives are to increase our taxable income, net realized earnings and net asset value by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

We are the sole shareholder of American Capital Financial Services, Inc. (“ACFS”). Through ACFS, we provide advisory, management and other services to our portfolio companies. We are also the sole member of American Capital, LLC. American Capital, LLC was formed in 2007 as a parent holding company to hold all American Capital owned third-party alternative asset fund managers. American Capital, LLC is treated as a portfolio company investment and carried at a fair value of $175 million on the accompanying consolidated balance sheets.

Note 2. Going Concern

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. As of December 31, 2008, we are in breach of financial covenants under certain of our borrowing arrangements. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to successfully restructure these borrowing arrangements and we do not receive additional funding, our ability to continue as a going concern may be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.

We incurred a net loss of $3.1 billion and recognized $3.5 billion of net unrealized depreciation on our portfolio investments for the year ended December 31, 2008 and our shareholders’ equity has decreased from $6.4 billion as of December 31, 2007 to $3.2 billion as of December 31, 2008. While there were declines in the performance of our portfolio investments during 2008, a significant portion of the depreciation that we have reported to date is not the result of credit impairment of our underlying assets, but rather an unprecedented widening of investment spreads caused by distressed selling in trading markets for assets deemed to be

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

comparable to our assets, declines in purchase multiples of middle market acquisition transactions during 2008 and the application of market yield analysis to assets that were acquired with the intent of holding them to settlement or maturity as opposed to trading them. However, as a result of such unrealized depreciation, we are currently in breach of certain financial covenants under our revolving credit facilities and unsecured debt borrowing arrangements, which had an aggregate $2.3 billion outstanding (out of $4.4 billion of total debt) as of December 31, 2008.

As a BDC, we are generally prohibited under the 1940 Act from issuing any senior security representing indebtedness if immediately after such issuance we do not have an asset coverage ratio of at least 200%, which is calculated as the amount of our total assets less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. Due to the significant net unrealized depreciation and resulting decrease in our shareholders’ equity during 2008, we are currently below the 200% asset coverage ratio required to issue additional debt. Also, we are in breach of the minimum consolidated tangible net worth, portfolio charge-off and other asset coverage covenants in certain of our borrowing arrangements. As a result, the lenders under such borrowing arrangements could discontinue lending and/or declare all borrowings outstanding to be immediately due and payable after any applicable notice and/or cure periods. If any of these events occur, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of any such debt acceleration, or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations.

We did not include any adjustments to the consolidated financial statements included in this Annual Report on Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we believe that the plans that we describe below are reasonable and appropriate to address the conditions discussed above. As of December 31, 2008, we had $209 million in cash and cash equivalents and $71 million of restricted cash and cash equivalents, consisting primarily of interest and principal payments on assets that are securitized. For the year ended December 31, 2008, we had $654 million of positive cash flow from operating and investing activities, including $2.2 billion of principal payments, prepayments and exits from portfolio investments. In addition, during 2008 we reduced our net debt by over $900 million, or 18%, since the second quarter of 2007. This reduction in debt included the repayment in full of our secured recourse debt. All of our remaining recourse debt is unsecured. Management believes that we have adequate liquidity to continue to fund our operations and the interest payments on our borrowing arrangements in the absence of an acceleration of the maturity of the debt. We have also undertaken or expect to commence the following efforts:

•

We have entered into discussions with the lenders under our unsecured revolving credit facility and our private unsecured note holders, and plan to discuss with our public note holders, regarding a restructuring of the borrowing arrangements;

•	We expect to minimize our cash dividend distributions while maintaining our RIC status;

•	We reduced headcount by 32% and offices by 29% in 2008;

•	We reduced bonuses by 93% in 2008;

•	We generated $2.2 billion of principal payments, prepayments and exits in 2008;

•	We reduced debt by over $900 million, or 18%, since the second quarter of 2007;

•	We repaid all of our borrowings outstanding under our secured credit facility in the past year; and

•	We have and continue to sell assets in the ordinary course of business in order to delever our balance sheet.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

We also believe that we can carry out our plans and continue as a going concern, in part because our assets exceed our liabilities by $3.2 billion based on fair value as determined by GAAP, or $15.41 net asset value (“NAV”) per share. Furthermore, we believe that we can continue to generate net operating income from our investments (over twice the amount of our interest payments in 2008) that exceeds our projected interest payments and the fact that our assets exceed our liabilities by $3.2 billion will allow us either to successfully renegotiate the borrowing arrangements with our lenders and note holders or to reorganize under Chapter 11 of the United State Bankruptcy Code, significantly mitigating the risk of a forced liquidation. Finally, apart from our securitized loans which are non-recourse, none of our lenders currently have collateral security. Unsecured creditors generally have fewer rights than secured creditors in a bankruptcy proceeding. However, if we successfully renegotiate or amend our borrowing arrangements, we may have to provide a security interest to those lenders or note holders.

No assurance can be given that we will be successful in restructuring these borrowing arrangements on acceptable terms, if any, or amend such financial covenants in a manner sufficient to adequately reduce the risk of default in the near future. Should our lenders and/or other counterparties demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

In addition, pursuant to the terms of our unsecured revolving credit facility, during an event of default, the interest rate on any of our obligations outstanding under the facility could increase by 2.00% at our lenders’ option. After all events of default under a credit facility have been cured or waived, the default rate under the facility is no longer applicable. Pursuant to the terms of our unsecured private notes, during an event of default, the note holders can declare that all amounts outstanding under the notes are immediately due and payable. Any overdue amount would accrue interest at a default rate equal to the greater of 2.00% above the stated rate, or if applicable, the prime rate. The note holders can rescind any acceleration if all late payments are made, any events of default are cured or waived and no judgment has been entered for the payment of money due under the notes. Pursuant to the terms of our public unsecured bonds, during an event of default, the trustee or the holders of at least 25% in principal amount of the outstanding bonds may declare the principal and accrued interest to be due and payable immediately. Under certain circumstances, any such acceleration of the maturity of the bonds may be rescinded by the holders of a majority in aggregate principal amount of the outstanding bonds.

Upon adoption of Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008, we decided to not elect the fair value option for our debt and therefore all of our debt liabilities are reflected on our consolidated balance sheet at their stated maturity values of $4.4 billion as of December 31, 2008. As of December 31, 2008, we estimate that the fair value of our debt was approximately $3.2 billion, or $1.2 billion less than the stated maturity values.

As of December 31, 2008, there was $19 million of unamortized debt issuance costs related to our revolving credit facilities and unsecured debt borrowing arrangements. If these borrowing arrangements are refinanced in a transaction required to be accounted for as an extinguishment or the outstanding balances are declared immediately due and payable by the lenders, the unamortized debt issuance costs would be required to be expensed in the period of refinancing or demand.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies (the “Investment Company Guide”), we are precluded from consolidating any entity other than another investment company. The Securities and Exchange Commission (“SEC”) issued guidance that the term “investment company” in this context refers to a “registered investment company.” An exception to the guidance in the Investment Company Guide occurs if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. Our consolidated financial statements include the accounts of a controlled operating company if all or substantially all of the services provided by the operating company are to us or to portfolio companies in which we hold substantially all of the ownership interests. ACFS is a consolidated operating company as it is considered to provide all or substantially all of its services to American Capital and its portfolio companies. If our ownership interest in a portfolio company that a consolidated operating company manages or provides services to were to decrease, the operating subsidiary may no longer be considered to provide substantially all of its services directly or indirectly to us and our portfolio companies, resulting in the deconsolidation of such operating subsidiary at that time. In addition, if a consolidated operating company were to begin providing services to third-parties, the operating subsidiary may no longer be considered to provide substantially all of its services directly or indirectly to us and our portfolio companies, resulting in the deconsolidation of such operating subsidiary at that time. Our investments in other investment companies or funds are recorded as investments in the accompanying consolidated financial statements and are not consolidated. During the second quarter of 2007, we transferred the ownership of our wholly-owned alternative asset fund managers to American Capital, LLC through which we conduct our third-party alternative asset fund management business.

Our consolidated financial statements had previously included the accounts of European Capital Financial Services (Guernsey) Limited (“ECFS”) as all or substantially all of ECFS’ services were provided to European Capital Limited (“European Capital”), a controlled portfolio company in which we had a significant ownership interest. As a result of the European Capital IPO in May 2007 (see note 18), American Capital’s ownership interest in European Capital was diluted and ECFS was no longer considered to be providing substantially all of its services directly or indirectly to us. As a result, in accordance with our consolidation policy, ECFS was deconsolidated prospectively during the second quarter of 2007 and is recorded at fair value on our consolidated balance sheets as part of the fair value of American Capital, LLC.

We also have wholly-owned affiliated statutory trusts that were established to facilitate secured borrowing arrangements whereby assets were transferred to the affiliated statutory trusts and notes were sold by the trust. These transfers of assets to the trusts are treated as secured borrowing arrangements in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”), and our consolidated financial statements include the accounts of our affiliated statutory trusts established for secured financing arrangements. We also have established trusts to fund deferred compensation plans for our employees. Our consolidated financial statements include the accounts of these trusts. All intercompany accounts have been eliminated in consolidation.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Valuation of Investments

Our investments are carried at fair value in accordance with the 1940 Act and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned and restricted publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. For unrestricted securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

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

Market Yield Valuation Methodology

For securities of portfolio companies for which we are required to identify the hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that hypothetical market participants would use to value the security in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology based on an exchange valuation premise under SFAS No. 157.

For debt and redeemable preferred equity securities of our private finance portfolio for which we do not control or cannot gain control as of the measurement date, we estimate the fair value based on such factors as third-party broker quotes and our own assumptions in the absence of market observable data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. In accordance with FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”), we weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We estimate the remaining life based on market data of the average life of similar debt securities. However, if we have information available to us that the debt security is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. If there is a significant deterioration of the credit quality of a debt security, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

We also value our investments in Structured Products using the Market Yield valuation methodology. We estimate the fair value based on such factors as third-party broker quotes and our cash flow forecasts subject to assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, recent investments and securities and indices with similar structure and risk characteristics. In accordance with FSP No. 157-3, we weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are restricted per our credit agreements for collection of interest and principal payments on loans that are securitized and are required to be used to pay interest and principal on securitized debt are classified as restricted cash. In addition, cash accounts that are restricted as reserves per our credit agreements are classified as restricted cash. Restricted cash and cash equivalents are carried at cost which approximates fair value.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount (“OID”) is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of the cost basis of our investment and then as a realized gain on our equity security. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities or redemption value that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.

Interest income on CMBS, CLO and CDO investments is recognized on the effective interest method as required by Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF No. 99-20”). Under EITF No. 99-20, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the current fair value of the investment if the fair value is below cost. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans, and the timing of and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

Alternative Asset Management and Other Fee Income Recognition

Fees primarily include alternative asset management, portfolio company management, transaction structuring, financing and prepayment fees. Alternative asset management fees represent fees for providing

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

investment advisory services to our alternative asset funds. Portfolio company management fees, which are generally recurring in nature, represent amounts received for providing advice and analysis to our middle market portfolio companies. Alternative asset management and portfolio company management fees are recognized as earned, provided that collection is probable. Transaction structuring and financing fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

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

Derivative Financial Instruments

We use derivative financial instruments consisting primarily of interest rate derivative agreements primarily to manage interest rate risk and to fulfill our obligation under the terms of our secured revolving credit facility and asset securitizations. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in fair value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of interest rate derivative agreements is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period, adjusted for non-performance risk based on our credit risk and our counterparty’s credit risk. We consider the impact of any collateral requirements, credit enhancements or netting arrangements in evaluating credit risk. We may hold or issue derivative financial instruments for speculative purposes to hedge existing investments or to establish a position with respect to investment objectives.

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

Income Taxes

We operate to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. Dividends declared and paid up to one

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

year after the current tax year can generally be carried back to the prior tax year for determining the dividends paid in such tax year. We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We are also subject to a nondeductible federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income for each one-year period ending on October 31.

Our consolidated operating subsidy, ACFS, is subject to federal, state and local income tax. We use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Transfer of Financial Assets

For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of SFAS No. 140 under which we must surrender control over the transferred assets. The assets must be isolated from us, even in bankruptcy or other receivership; the purchaser must have the right to pledge or sell the assets transferred and we may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on our consolidated balance sheets and the sale proceeds are recognized as a liability.

The transfers of financial assets to our managed alternative asset funds have been treated as sales by us under SFAS No. 140. The transfer of financial assets to the affiliated statutory trusts and the related sale of notes by our trusts have been treated as secured borrowing financing arrangements by us under SFAS No. 140.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) a revision to SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

described in SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted SFAS No. 123(R) using the “modified prospective” method. Under the modified prospective method, the consolidated financial statements for prior year interim periods and fiscal years will not reflect any restated amounts.

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

Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 provides guidance on the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock in determining whether an instrument is a derivative. To the extent a derivative instrument or embedded derivative feature is deemed indexed to an entity’s own stock, it may be exempt from the requirements of SFAS No. 133, as well as eligible for equity classification under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”). EITF No. 07-5 provides that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. EITF No. 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. Management has assessed the impact on our consolidated financial statements of adopting EITF No. 07-5 and does not anticipate its adoption will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). The objective of this FSP is to address questions that arose regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”), pursuant to SFAS No. 128, Earnings per Share. In FSP EITF No. 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities,

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

and thus, should be included in the two-class method of computing EPS. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early application prohibited. This FSP requires that all prior-period EPS data be adjusted retrospectively. Management has evaluated the impact on our consolidated financial statements of adopting FSP EITF No. 03-6-1 and does not anticipate its adoption will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We did not early adopt SFAS No. 161. Management is currently evaluating the enhanced disclosure requirements and the impact on our consolidated financial statements of adopting SFAS No. 161.

Note 4. Investments

Investments consist of securities issued by publicly- and privately-held companies consisting of senior debt, subordinated debt, equity warrants, preferred and common equity securities and derivative agreements. Our debt securities are payable in installments with final maturities ranging generally from five to ten years and many are collateralized by assets of the borrower. We also make investments in securities that do not produce current income. These investments typically consist of equity warrants, common equity and preferred equity and are identified in the accompanying consolidated schedule of investments. We also invest in both investment grade and non-investment grade Structured Products.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of December 31, 2008.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•

Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See note 3, Valuation of Investments for further information regarding the investment valuation policies used to determine the fair value of our Level 3 investments.

The following fair value hierarchy table sets forth our investment portfolio by level as of December 31, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$2,761	$2,761
Subordinated debt	—	—	2,351	2,351
Preferred equity	—	—	1,344	1,344
Common equity	—	102	601	703
Equity warrants	—	—	74	74
Structured products	—	—	186	186
Derivative and option agreements, net	—	—	(214)	(214)

Total investments, net	$—	$102	$7,103	$7,205

The following table sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the year ended December 31, 2008 (in millions):

	Balances, January 1, 2008	Realized Gains (Losses)(1)	Reversal of Prior Period Appreciation (Depreciation) on Realization(2)	Unrealized Appreciation (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, Net(4)	Transfers In & Out of Level 3	Balances, December 31, 2008
Senior debt	$3,555	$(8)	$13	$(628)	$(171)	$—	$2,761
Subordinated debt	2,334	(29)	35	(341)	352	—	2,351
Preferred equity	1,957	65	(75)	(396)	(207)	—	1,344
Common equity	2,205	112	(131)	(1,390)	(119)	(76)	601
Equity warrants	213	9	(7)	(48)	(93)	—	74
Structured products	660	(19)	19	(606)	132	—	186
Derivative and option agreements, net	(73)	(40)	—	(119)	18	—	(214)

Total	$10,851	$90	$(146)	$(3,528)	$(88)	$(76)	$7,103

(1)	Included in net realized gain (loss) on investments in the consolidated statement of operations. Excludes $54 million of taxes on net realized gains for the year ended December 31, 2008. Also excludes $9 million in losses on realized foreign currency transactions on American Capital borrowings that are denominated in a foreign currency for the year ended December 31, 2008.
(2)	Included in net unrealized appreciation (depreciation) of investments in the consolidated statement of operations.
(3)	Excludes $8 million of unrealized appreciation related to foreign currency translation for American Capital borrowings that are denominated in a foreign currency for the year ended December 31, 2008.
(4)

Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

As of December 31, 2008 and 2007, loans on non-accrual status were $871 million and $338 million, respectively, calculated as the cost plus unamortized OID, and $150 million and $122 million, respectively, at fair value. As of December 31, 2008, loans with a principal balance of $28 million were greater than three months due, excluding loans on non-accrual status. As of December 31, 2007, there were no loans greater than three months past due, excluding loans on non-accrual status.

The composition summaries of our investment portfolio, at cost and fair value as a percentage of total investments, excluding derivative and option agreements, are shown in the following tables:

	December 31, 2008	December 31, 2007
COST
Senior debt	31.9%	33.7%
Subordinated debt	26.5%	23.5%
Preferred equity	16.3%	18.1%
Common equity	15.2%	15.4%
Structured products	9.0%	7.9%
Equity warrants	1.1%	1.4%

	100.0%	100.0%

	December 31, 2008	December 31, 2007
FAIR VALUE
Senior debt	37.2%	32.5%
Subordinated debt	31.7%	21.4%
Preferred equity	18.1%	17.9%
Common equity	9.5%	20.2%
Structured products	2.5%	6.1%
Equity warrants	1.0%	1.9%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments, excluding derivative and option agreements. Our investments in European Capital, CLO and CDO securities are excluded from the table below. Our investments in ACAS CRE CDO 2007-1, Ltd. and CMBS are classified in the Real Estate category.

	December 31, 2008	December 31, 2007
COST
Commercial Services and Supplies	11.7%	10.6%
Real Estate	10.3%	8.5%
Household Durables	9.0%	8.2%
Internet and Catalog Retail	5.2%	4.9%
Life Sciences Tools and Services	3.9%	3.6%
Food Products	3.8%	4.4%
Health Care Providers and Services	3.6%	3.3%
Health Care Equipment and Supplies	3.5%	2.6%
Diversified Financial Services	3.4%	3.7%
Hotels, Restaurants and Leisure	3.3%	3.2%
Auto Components	3.1%	3.0%
Construction and Engineering	3.1%	3.0%
Diversified Consumer Services	3.1%	4.3%
Electrical Equipment	2.8%	3.3%
IT Services	2.2%	2.0%
Pharmaceuticals	2.0%	1.8%
Containers and Packaging	1.9%	4.4%
Computers and Peripherals	1.8%	1.8%
Electronic Equipment and Instruments	1.8%	1.5%
Internet Software and Services	1.7%	1.6%
Software	1.6%	5.3%
Building Products	1.5%	1.9%
Leisure Equipment and Products	1.5%	1.4%
Aerospace & Defense	1.4%	1.0%
Other	12.8%	10.7%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

	December 31, 2008	December 31, 2007
FAIR VALUE
Commercial Services & Supplies	11.6%	10.4%
Household Durables	7.8%	7.6%
Life Sciences Tools & Services	4.8%	3.9%
Real Estate	4.8%	6.7%
Health Care Equipment & Supplies	4.7%	3.1%
Electrical Equipment	4.7%	3.8%
Internet & Catalog Retail	4.6%	4.7%
Diversified Consumer Services	4.3%	4.5%
Diversified Financial Services	3.6%	3.5%
Hotels, Restaurants & Leisure	3.6%	3.1%
Health Care Providers & Services	3.3%	3.6%
Auto Components	3.2%	2.8%
Food Products	3.0%	3.6%
Pharmaceuticals	2.8%	1.8%
Construction & Engineering	2.7%	2.9%
Capital Markets	2.6%	5.1%
Software	2.3%	5.4%
Electronic Equipment & Instruments	2.2%	1.4%
Aerospace & Defense	2.1%	1.4%
Computers & Peripherals	2.0%	1.8%
Building Products	2.0%	2.0%
Energy Equipment & Services	1.8%	1.5%
IT Services	1.8%	1.5%
Containers & Packaging	1.7%	4.1%
Real Estate Investment Trusts	1.5%	0.0%
Other	10.5%	9.8%

	100.0%	100.0%

The following tables show the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding Structured Products and derivative and option agreements. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2008	December 31, 2007
COST
Southwest	20.8%	19.9%
Mid-Atlantic	19.5%	23.0%
International	16.1%	12.1%
Southeast	12.4%	13.8%
Northeast	11.7%	12.7%
South-Central	11.6%	11.2%
North-Central	7.3%	6.7%
Northwest	0.6%	0.6%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

	December 31, 2008	December 31, 2007
FAIR VALUE
Southwest	24.3%	19.1%
Mid-Atlantic	21.7%	26.7%
South-Central	13.8%	11.5%
Northeast	12.0%	12.7%
Southeast	10.7%	12.5%
International	8.8%	10.4%
North-Central	8.1%	6.6%
Northwest	0.6%	0.5%

	100.0%	100.0%

Note 5. Borrowings

Our debt obligations consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Secured revolving credit facility, $500 million and $1,300 million commitment, respectively	$—	$116
Unsecured revolving credit facility, $1,409 million and $1,565 million commitment, respectively	1,389	1,350
Unsecured debt due September 2009	82	82
Unsecured debt due August 2010	126	126
Unsecured debt due February 2011	24	27
Unsecured debt due September 2011	85	85
Unsecured debt due October 2012	548	547
Unsecured debt due October 2020	75	75
ACAS Business Loan Trust 2004-1 asset securitization	201	320
ACAS Business Loan Trust 2005-1 asset securitization	798	830
ACAS Business Loan Trust 2006-1 asset securitization	427	436
ACAS Business Loan Trust 2007-1 asset securitization	381	492
ACAS Business Loan Trust 2007-2 asset securitization	292	338

Total	$4,428	$4,824

The daily weighted average debt balance for the years ended December 31, 2008 and 2007 was $4,508 million and $4,572 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2008, 2007 and 2006 was 4.9%, 6.3% and 6.3%, respectively.

As of December 31, 2008 and 2007, the fair value of the above borrowings was $3,172 million and $4,605 million, respectively. We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

transferred. The fair value of our debt obligations is based upon market interest rates for entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Secured Revolving Credit Facility

In September 2008, we amended our secured revolving credit facility, administered by Wachovia Capital Markets, LLC, to extend it for an additional year to September 2009. In connection with the renewal, we reduced the facility commitment size from $1,300 million to $500 million. As amended, our ability to make draws under the facility expires as of September 7, 2009, unless extended. If the facility is not extended before the termination date, any principal amounts then outstanding will be due and payable at that time. Interest on borrowings under this facility is paid monthly and is generally charged at one-month LIBOR plus a spread of 2.50%, an increase over the previous spread of 1.125%. In addition, the unused commitment fee increased from 0.125% to 0.50% per annum. The facility contains covenants that, among other things, restrict the loans securing the facility to certain dollar amounts, concentrations in industries, certain loan grade classifications, certain security interests and interest payment terms. It also contains customary default provisions, as well as the following default provisions: a cross-default on our debt of $15 million or more, a minimum consolidated tangible net worth requirement of the greater of (a) $4.2 billion plus seventy five percent (75%) of any capital stock issued or debt conversions that occur after December 31, 2007 and (b) the minimum consolidated tangible net worth requirement set forth in our unsecured revolving credit facility, which is currently $4.5 billion plus forty percent (40%) of any capital stock issued or debt converted after October 1, 2008, a default triggered by a change of control and a default triggered if our senior unsecured issuer or debt rating is downgraded below BB by any rating agency.

As of December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth and twelve month portfolio charge-off ratio covenants for this facility. As of December 31, 2008 and February 27, 2009, we had no borrowings outstanding under the facility. We delivered a termination notice to the lenders for this facility on February 27, 2009.

Unsecured Revolving Credit Facility

In September 2008, we amended our unsecured revolving credit facility administered by an affiliate of Wachovia Capital Markets, LLC. In connection with the amendment, the commitment size of the facility was reduced from $1,565 million to $1,409 million and will be reduced further to $1,252 million on December 31, 2009. The maturity date was also amended from May 2012 to March 2011. Interest on borrowings under this facility is charged at either (i) the applicable index rate and the applicable percentage at such time based on our senior unsecured debt rating, or (ii) for borrowings denominated in U.S. dollars, the greater of the prime rate in effect on such day and the federal funds effective rate in effect on such day plus 0.50%, and for borrowings denominated in an alternative currency, the applicable base rate, in each case, plus the applicable percentage at such time based on our unsecured debt rating. As a result of the amendment, our applicable spread over the applicable index rates increased from 0.90% to 3.25% as of December 31, 2008 and the applicable spread over the applicable base rates increased from 0% to 2.25% as of December 31, 2008. To the extent that our unsecured debt rating decreases, the applicable spread over the applicable index rate and applicable base rate would both increase by 0.50% for each rating decrease to a maximum spread of 4.75% and 3.75%, respectively. We are also charged an unused commitment fee based on our corporate rating. As a result of the amendment, the applicable unused commitment fee for the facility also increased from 0.125% to 0.50% per annum as of December 31, 2008. To the extent that our unsecured debt rating decreases, the unused commitment fee would increase by 0.10% for each rating decrease to a maximum of 0.80%. In connection with the amendment, the minimum

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

consolidated tangible net worth covenant was decreased to $4.5 billion plus forty percent (40%) of any capital stock issued or debt converted after October 1, 2008. The agreement also contains various other covenants, including maintaining an asset coverage ratio equal to or greater than 1.55 to 1.00 and an interest coverage ratio equal to or greater than 1.75 to 1.00. The agreement also contains a cross-default provision on our consolidated debt of $25 million or more and a default triggered if we fail to maintain an unsecured debt rating equal to or greater than BB by any one rating agency and a default triggered by a change of control.

As of December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant for this facility. Pursuant to the terms of the facility, the applicable spread on any borrowings outstanding under this facility could increase by 2.00% during an event of default at the election of our lenders. Once the event of default is cured or waived, the default rate is no longer applicable. We expect the lenders to formally declare an event of default.

Unsecured Public Debt

In July 2007, we completed a public offering of $550 million of senior unsecured notes for proceeds of $547 million, net of underwriters’ discounts. The notes bear interest at an initial fixed rate of 6.85% and mature in August 2012. Interest payments are due semi-annually on February 1 and August 1 and all principal is due at maturity. At the time of the issuance, the notes were rated Baa2, BBB and BBB by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. If the ratings of the notes from at least two of the rating agencies are decreased to ratings set forth in the table below, the initial interest rate of 6.85% will increase from the initial interest rate by each of the percentages for the two ratings set forth below:

Fitch Rating	Interest Rate Adjustment	S&P Rating	Interest Rate Adjustment	Moody’s Rating	Interest Rate Adjustment
BB+	0.25%	BB+	0.25%	Ba1	0.25%
BB	0.50%	BB	0.50%	Ba2	0.50%
BB-	0.75%	BB-	0.75%	Ba3	0.75%
B+ or below	1.00%	B+ or below	1.00%	B1 or below	1.00%

If at least two of the rating agencies then subsequently increase their ratings of the notes to any of the ratings set forth above, the interest rate on the notes would decrease such that the interest rate on the notes equals the initial interest rate of 6.85% plus (if applicable) each of the percentages for the ratings set forth above. Each adjustment required by any decrease or increase in the ratings set forth above is made independent of any and all other adjustments, provided that if the ratings from three rating agencies are decreased to the ratings set forth above, then only the lowest two of the three ratings will be utilized for such adjustments. In no event shall the interest rate be reduced below 6.85% or increased above 8.85%. If at least two rating agencies cease to provide ratings for the notes, any increase or decrease necessitated by a reduction or increase in the rating by the remaining rating agency shall be twice the percentages set forth above. As of December 31, 2008, at least two of the rating agencies maintained the rating at either Baa2 or BBB. The indenture contains various covenants, including a covenant that requires us to maintain an asset coverage ratio, as defined in the 1940 Act, of at least 200%. The notes may be redeemed by us in whole or in part, together with an interest premium, as stipulated in the note agreement.

As of December 31, 2008, we were not in compliance with the asset coverage covenant for these notes. Such noncompliance could lead to an event of default under the notes after the applicable cure period. Pursuant to the terms of the notes, during an event of default, the trustee or at least 25% of the note holders may

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

declare the principal and accrued interest to be due and payable immediately. As of the date of this filing, an event of default has not occurred and no acceleration actions have been taken by the note holders. However, we have not obtained waivers of the noncompliance issues from the note holders.

Unsecured Private Debt

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

In August 2005, we entered into a note purchase agreement to issue an aggregate of $126 million of unsecured five-year notes to institutional investors in a private placement offering. The unsecured notes have a fixed interest rate of 6.14% and mature in August 2010.

In September 2004, we sold an aggregate $167 million of unsecured five- and seven-year notes to institutional investors in a private placement offering pursuant to a note purchase agreement. The unsecured notes consist of $82 million of senior notes, Series A and $85 million of senior notes, Series B. The Series A notes have a fixed interest rate of 5.92% and mature in September 2009. The Series B notes have a fixed interest rate of 6.46% and mature in September 2011.

The note purchase agreements discussed above contain various covenants, including covenants that require us to maintain an asset coverage ratio, as defined in the 1940 Act, of at least 200%, an available debt asset coverage ratio, a minimum consolidated tangible net worth and a minimum interest coverage ratio. Each note purchase agreement also contains a cross-default provision on our consolidated debt of $15 million or more and a default triggered by a change of control.

As of December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenants, the available debt asset coverage covenants or the asset coverage covenants for these notes. Pursuant to the terms of the notes, during an event of default the lenders can declare that all amounts outstanding are immediately due and payable and a default rate equal to the greater of 2.00% above the stated rate or 2.00% over the prime rate is applied until all amounts due are paid in full. The note holders can rescind any acceleration if all late payments are made, any events of default are amended, cured or waived and no judgment or decree has been entered for the payment of any monies due on the notes. We expect the note holders to formally declare an event of default.

Total Return Swap Facility

Our $300 million total return swap facility with Wachovia Bank, N.A. was terminated on December 18, 2008. The balance outstanding on the facility was paid down at the time of the termination.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Securitizations

As of December 31, 2008, we were in compliance with all of our asset securitizations.

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Through February 2008, BLT 2007-2 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-2 Notes. After such time, principal payments on the 2007-2 Notes will generally be applied pro rata to each class of 2007-2 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes, the Class E notes and the Class F notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class C notes are applied sequentially to pay the principal on the Class A notes and Class B notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2008, there was defaulted loan collateral in the trust and therefore all interest and principal collections are being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The 2007-2 Notes are secured by loans and assets from our portfolio companies with a principal balance of $443 million as of December 31, 2008. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. Through November 2007, BLT 2007-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-1 Notes. After such time, principal payments on the 2007-1 Notes are generally applied pro rata to each class of 2007-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $300 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2008, there was defaulted loan collateral in the trust and therefore all interest and principal collections are being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 14 basis points, the Class B notes have an interest rate of three-month LIBOR plus 31 basis points, the Class C notes have an interest rate of three-month LIBOR plus 85 basis points, the Class D notes have an

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

interest rate of three-month LIBOR plus 185 basis points and the Class E notes retained by us do not have an interest rate. The 2007-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $467 million as of December 31, 2008. The 2007-1 Notes contain customary default provisions and mature in August 2019 unless redeemed or repaid prior to such date.

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $35 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. Through August 2009, BLT 2006-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2008, there was defaulted loan collateral in the trust and therefore all interest and principal collections are being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The 2006-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $491 million as of December 31, 2008. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2005-1. Of the $150 million Class A-2A notes, $82 million was drawn upon in 2005 and the balance of $68 million was drawn upon in 2006. Through January 2009, BLT 2005-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2005-1 Notes. After such time, principal payments on the 2005-1 Notes will be applied first to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2008, there was defaulted loan collateral in the trust and therefore all interest and principal collections are being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A-1 notes have an interest rate of three-month LIBOR plus 25 basis points, the Class A-2A notes have an

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

interest rate of three-month LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of three-month LIBOR plus 35 basis points, the Class B notes have an interest rate of three-month LIBOR plus 40 basis points, and the Class C notes have an interest rate of three-month LIBOR plus 85 basis points. The 2005-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $968 million as of December 31, 2008. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repaid prior to such date.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2004-1. Through January 2007, BLT 2004-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2004-1 Notes. After such time, payments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2008, there was defaulted loan collateral in the trust and therefore all interest and principal collections are being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 32 basis points, the Class B notes have an interest rate of three-month LIBOR plus 50 basis points, and the Class C notes have an interest rate three-month LIBOR plus 100 basis points. The 2004-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $291 million as of December 31, 2008. The 2004-1 Notes contain customary default provisions and mature in October 2017 unless redeemed or repaid prior to such date.

To the extent that we receive unscheduled prepayments on our debt investments that securitize our debt obligations, we are required to apply those proceeds to our outstanding debt obligations.

Future Debt Maturities

For any of our debt obligations that we were in breach of covenants of as of December 31, 2008, the amounts outstanding are considered immediately due and payable and are classified as maturing in 2009. The maturities of our debt obligations as of December 31, 2008 were as follows:

2009	$2,512
2010	143
2011	96
2012	278
2013	651
Thereafter	750

Total	$4,430

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 6. Stock Options

We have stock option plans, which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant.

Employee Stock Option Plans for 2003 to 2008

For our stock option plans approved by our shareholders from 2003 and forward, the plans provide that unless the Compensation and Corporate Governance Committee of the Board of Directors (“Compensation Committee”) determines otherwise, the exercise price of the stock options will be automatically reduced by the amount of any cash dividends paid on our common stock after the option is granted but before it is exercised. Beginning in the second quarter of 2005, the Compensation Committee determined that it will no longer reduce the exercise price for these stock options by the amount of any cash dividends paid on our common stock. Stock options granted under these plans vest over a five-year period and may be exercised for a period of no more than ten years from the date of grant. All of the stock options granted under these plans are non-qualified options. As of December 31, 2008, there are 13.5 million shares available to be granted under these stock option plans.

In the fourth quarter of 2007, we completed a tender offer to amend the exercise price of certain stock options that had been issued to persons other than our Section 16 officers in previous years. We also entered into separate agreements to amend such stock options held by our Section 16 officers. In each case, the amendments were intended to mitigate certain unfavorable personal tax consequences under Section 409A of the Code. The amendments reset the exercise price of the affected options at the fair market value of the underlying shares of our common stock on the date of option grant. After each of the affected options had been issued, their exercise price had been reduced in amounts equal to certain cash dividends paid on our common stock.

The amendment of such options resulted in a stock option modification of 2.9 million shares under SFAS No. 123(R). The terms of the offers required us to make cash payments to 128 option holders in a per share amount equal to the difference between the Black-Scholes value of an option to purchase a share of American Capital stock at the original exercise price of the original option and an option to purchase a share of American Capital stock at the lower, adjusted exercise price. We recorded a liability of $9.1 million at December 31, 2007 for the fully vested cash payments paid in January 2008, of which $0.6 million was charged to stock-based compensation expense and $8.5 million was recorded as a reduction to additional paid-in-capital. The additional stock-based compensation expense amount represents the incremental fair value of the new options and was recognized in 2007 to reflect the future cash payments that were fully vested as of the conclusion of the tender offer and the separate offers to Section 16 officers. Also, as a result of the modification and subsequent re-measurement of the options included in the tender offer and the separate offers to Section 16 officers, we accelerated the recognition of $2 million of unamortized stock-based compensation in 2007 associated with the partial settlement of the unvested portion of the original awards.

Employee Stock Option Plans for 2002 and Earlier

Stock options under these plans vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of December 31, 2008, there are 0.1 million shares available to be granted under these stock option plans.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Non-Employee Director Option Plans

Our shareholders approved non-employee director plans in 1998, 2000, 2006 and 2007, and we subsequently received orders from the SEC authorizing such plans. Options granted under the director plans are non-qualified stock options that vest over a three-year period and may be exercised for a period of no more than ten years from the date of grant. During 2008, no options were issued to non-employee directors. As of December 31, 2008, there are 0.1 million shares available to be granted under these stock option plans.

Stock Option Activity

A summary of the status of all of our stock option plans as of and for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	21.5	$37.58	14.5	$32.94
Granted	6.1	$26.04	9.1	$43.14
Exercised	(0.2)	$26.32	(1.0)	$30.99
Cancelled and expired	(1.4)	$38.31	(1.1)	$38.63

Options outstanding, end of year	26.0	$34.91	21.5	$37.58

Options exercisable at end of year	8.7	$34.50	4.5	$31.64

Fair Value Disclosures

The following table reflects the weighted average fair value per option granted during the years ended December 31, 2008, 2007 and 2006, as well as the weighted average assumptions used in determining those fair values using the Black-Scholes pricing model.

	2008	2007	2006
Options granted (in millions)	6.1	9.1	7.1
Fair value on grant date	$1.75	$4.37	$2.93
Expected dividend yield	15.4%	8.4%	8.8%
Expected volatility	40%	26%	22%
Estimated annual forfeiture rate	6.3%	6.6%	6.7%
Risk-free interest rate	3.4%	4.5%	4.6%
Expected life (years)	7.2	5.4	5.1

The following table summarizes information about our stock options outstanding as of December 31, 2008:

Range of Exercise Prices	Option Outstanding			Option Exercisable
	Number Outstanding	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual life	Weighted Average Exercise Price
$14.90 to $25.00	4.9	8.6	$21.90	0.9	4.4	$22.99
$25.01 to $35.00	6.6	6.2	$31.90	3.5	5.4	$30.51
$35.01 to $45.00	12.3	8.1	$39.32	3.7	7.4	$39.09
$45.01 to $49.63	2.2	8.1	$48.61	0.6	8.0	$48.47

	26.0	7.7	$34.91	8.7	6.3	$34.50

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

As of December 31, 2008, the total compensation cost related to non-vested stock option awards not yet recognized was $47 million that has a weighted average period to be recognized of 3.2 years. There was no intrinsic value for stock options outstanding and exercisable as of December 31, 2008.

As of December 31, 2007, the total compensation cost related to non-vested stock option awards not yet recognized was $64 million that has a weighted average period to be recognized of 3.6 years. The intrinsic value of stock options outstanding and exercisable was $23 million and $15 million, respectively, as of December 31, 2007.

For the years ended December 31, 2008, 2007 and 2006, we recorded stock-based compensation expense attributable to our stock options of $21 million, $25 million and $16 million, respectively. For the years ended December 31, 2008, 2007 and 2006, the intrinsic value of stock options exercised was $1 million, $14 million and $29 million, respectively.

Note 7. Deferred Compensation Plans

In the first quarter of 2006, we established a non-qualified deferred compensation plan (the “Plan”) for the purpose of granting bonus awards to our employees. The Compensation Committee is the administrator of the Plan. The Plan is funded through a trust (the “Trust”) which is administered by a third-party trustee. The Compensation Committee determines cash bonus awards to be granted under the Plan and the terms of such awards, including vesting schedules. The cash bonus awards are invested by the Trust in our common stock by purchasing shares on the open market. Awards vest contingent on the employee’s continued employment and the achievement of performance goals, if any, as determined by the Compensation Committee. The Trust provides certain protections of its assets from events other than claims against our assets in the case of bankruptcy. The assets and liabilities of the Trust are consolidated in the accompanying consolidated financial statements. Shares of our common stock held by the Trust are accounted for as treasury stock in the accompanying consolidated balance sheets.

The Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the years ended December 31, 2008 and 2007, we granted awards to employees totaling $52 million and $121 million, respectively. During the year ended December 31, 2008, we contributed $44 million of cash to the Trust to acquire 3.2 million shares of our common stock on the open market and 0.4 million forfeited shares were reallocated to plan participants to fund a portion of the awards. During the year ended December 31, 2007, we contributed $109 million of cash to the Trust to acquire 2.7 million shares of our common stock on the open market and 0.3 million forfeited shares were reallocated to plan participants to fund a portion of the awards. During the years ended December 31, 2008, 2007 and 2006, we recorded stock-based compensation expense of $60 million, $46 million and $19 million, respectively, attributable to the Plan. As of December 31, 2008, the total compensation cost related to non-vested bonus awards not yet recognized was $126 million and has a weighted average period to be recognized of 3.7 years. We calculated the compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 using an estimated annual forfeiture rate of 6.3%, 6.6% and 6.7%, respectively.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

A summary of our bonus awards under the Plan as of and for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	5.5	$39.00	3.3	$35.65
Granted	3.6	$14.80	3.0	$41.03
Shares earned under dividend reinvestment plan	1.1	$23.90	0.3	$42.28
Vested	(1.7)	$37.40	(0.9)	$34.84
Cancelled and expired	(0.5)	$35.90	(0.2)	$37.92

Non-vested, end of year	8.0	$26.60	5.5	$39.00

As of December 31, 2008 and 2007, there were 1.3 million and 0.5 million shares, respectively, of our common stock in the trust that were vested but not yet distributed to the employees.

Note 8. Employee Stock Ownership Plan

We maintain an employee stock ownership plan (“ESOP”), in which all of our employees participate and which is fully funded on a pro rata basis by us. The plan provides for participants to receive employer contributions of at least 3% of total annual employee compensation, up to certain statutory limitations. Plan participants are fully vested in the employer contributions. For the years ended December 31, 2008, 2007 and 2006, we accrued $3 million, $2 million and $2 million, respectively, in contributions to the ESOP.

We sponsor an employee stock ownership trust to act as the depository of employer contributions to the ESOP as well as to administer and manage the actual trust assets that are deposited into the ESOP.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Numerator for basic and diluted net operating income per share	$493	$594	$425

Numerator for basic and diluted (loss) earnings per share	$(3,115)	$700	$896

Denominator for basic weighted average shares	203.7	173.9	135.1
Employee stock options and awards	—	2.7	1.5
Shares issuable under forward sale agreements	—	0.3	0.2

Denominator for diluted weighted average shares	203.7	176.9	136.8

Basic net operating income per common share	$2.42	$3.42	$3.15
Diluted net operating income per common share	$2.42	$3.36	$3.11
Basic net (loss) earnings per common share	$(15.29)	$4.03	$6.63
Diluted net (loss) earnings per common share	$(15.29)	$3.96	$6.55

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Stock options and unvested employee stock awards of 30.5 million, 6.9 million and 7.2 million were not included in the computation of diluted earnings per share for 2008, 2007 and 2006, respectively, either because the respective exercise prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive.

Note 10. Segment and Geographic Data

Reportable segments are identified based on our organizational structure and the business activities from which we earn income. We have determined that we have two primary lines of business: 1) Investing and 2) Asset Management/Advisory.

We derive the majority of our operating income and net operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies.

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio companies and includes both management fees for providing advice and analysis to our portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market transactions, which may not be recurring in nature. These services are primarily provided by our consolidated operating subsidiary, ACFS. Our Asset Management/Advisory segment also includes our alternative asset fund management business, which may be conducted through consolidated operating subsidiaries or wholly-owned portfolio companies. As of December 31, 2008, all of our alternative asset fund management services in our Asset Management/Advisory segment are conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent American Capital, LLC declares regular quarterly dividends of its quarterly net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income. The results for our Asset Management/Advisory segment also include the realized gain (loss) and unrealized appreciation (depreciation) of such wholly-owned portfolio companies.

The following tables present segment data for the years ended December 31, 2008, 2007 and 2006:

	2008
	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$932	$18	$950
Fee and other income	11	90	101

Total operating income	943	108	1,051

Interest	220	—	220
Salaries, benefits and stock-based compensation	99	107	206
General and administrative	47	48	95

Total operating expenses	366	155	521

Operating income (loss) before income taxes	577	(47)	530
Provision for income taxes	(14)	(23)	(37)

Net operating income (loss)	563	(70)	493

Net realized gain on investments	32	—	32
Net unrealized depreciation of investments	(3,340)	(300)	(3,640)

Net decrease in net assets resulting from operations	$(2,745)	$(370)	$(3,115)

Total Assets	$7,728	$182	$7,910

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

	2007
	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$958	$41	$999
Fee and other income	22	219	241

Total operating income	980	260	1,240

Interest	287	—	287
Salaries, benefits and stock-based compensation	85	169	254
General and administrative	43	56	99

Total operating expenses	415	225	640

Operating income before income taxes	565	35	600
(Provision) benefit for income taxes	(7)	1	(6)

Net operating income	558	36	594

Net realized gain on investments	194	20	214
Net unrealized (depreciation) appreciation of investments	(514)	406	(108)

Net increase in net assets resulting from operations	$238	$462	$700

Total Assets	$11,159	$573	$11,732

	2006
	Investing	Asset Management and Advisory	Consolidated
Interest and dividend income	$667	$2	$669
Fee and other income	22	169	191

Total operating income	689	171	860

Interest	190	—	190
Salaries, benefits and stock-based compensation	53	108	161
General and administrative	31	42	73

Total operating expenses	274	150	424

Operating income before income taxes	415	21	436
Provision for income taxes	(4)	(7)	(11)

Net operating income	411	14	425

Net realized gain on investments	157	16	173
Net unrealized appreciation of investments	255	42	297
Cumulative effect of accounting change, net of tax	1	—	1

Net increase in net assets resulting from operations	$824	$72	$896

Total Assets	$8,460	$149	$8,609

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

The following table presents operating income and assets as of and for the years ended December 31, 2008, 2007 and 2006 by geographic location. The geographic location of a portfolio investment is determined by the location of the corporate headquarters of the portfolio company.

	2008	2007	2006
Operating income
United States	$955	$1,169	$808
International	96	71	52

Total operating income	$1,051	$1,240	$860

Assets
United States	$7,271	$10,662	$7,731
International	639	1,070	878

Total assets	$7,910	$11,732	$8,609

Note 11. Commitments

As of December 31, 2008, we had commitments under loan and financing agreements to fund up to $1,153 million to 62 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as meeting covenant compliance and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next fifteen years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2008, 2007 and 2006 was $15 million, $14 million and $10 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 were as follows:

2009	$23
2010	23
2011	21
2012	18
2013	14
Thereafter	115

Total	$214

Note 12. Restructuring Costs

To better align our organization and cost structure with current economic conditions, we undertook a strategic review of our business in 2008 which resulted in an aggregate restructuring charge of $19 million. The restructuring charge included $10 million for severance and related costs associated with 160 employees notified of termination during 2008 and $9 million of costs related to excess facilities, including $6 million of accelerated

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

depreciation expense offset by a $2 million write-off of deferred rent. The severance and related costs are included in salaries, benefits and stock-based compensation and the excess facilities costs are included in general and administrative in our consolidated statements of operations.

The liability for employee severance costs and excess facilities is included in other liabilities in the consolidated balance sheet as of December 31, 2008. As of December 31, 2008, the liability was $12 million, comprised of $7 million of severance and related costs to be paid out in 2009 and net excess facility costs of $5 million to be paid out through 2016.

In determining our liability related to excess facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to the liability. Our remaining liability of $5 million as of December 31, 2008 related to excess facilities represents gross lease commitments with agreements expiring at various dates through 2016 of approximately $32 million, net of committed and estimated sublease income of approximately $24 million and a present value factor of $3 million. We have entered into signed sublease arrangements for approximately $3 million, with the remaining $21 million based on estimated future sublease income.

Note 13. Shareholders’ Equity

Our common stock activity for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007
Common stock outstanding at beginning of period	195.9	147.6
Issuance of common stock	12.7	47.3
Issuance of common stock under stock option plans	0.2	1.0
Issuance of common stock under dividend reinvestment plan	—	1.4
Deconsolidation of stock held in ECFS deferred compensation trusts	—	0.7
Purchase of treasury stock	(0.2)	—
Purchase of common stock held in deferred compensation trusts, net	(3.9)	(2.1)

Common stock outstanding at end of period	204.7	195.9

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Equity Offerings

For the years ended December 31, 2008 and 2007, we completed several public offerings of our common stock in which shares were sold either directly by us or by forward purchasers in connection with forward sale agreements (“FSA”). As of December 31, 2008, all of the FSA have been fully settled. The following table summarizes the total shares sold directly by us, including shares sold pursuant to underwriters’ over-allotment options and through FSA, and the proceeds we received, excluding underwriting fees and issuance costs, for the public offerings of our common stock during the years ended December 31, 2008 and 2007:

	Shares Sold	Proceeds, Net of Underwriters’ Discount	Average Price

Issuances under November 2007 FSA	4.0	$142	$35.61
March 2008 public offering	8.7	302	34.77

Total for the year ended December 31, 2008	12.7	$444	$34.96

November 2007 direct offering	0.2	$9	$37.66
Issuances under September 2007 FSA	6.0	228	37.97
September 2007 public offering	0.9	34	37.63
Issuances under June 2007 FSA	5.0	215	43.07
June 2007 public offering	17.4	748	43.02
June 2007 direct offering	0.2	11	46.47
Issuances under March 2007 FSA	6.0	259	43.17
Issuances under January 2007 FSA	2.0	88	43.84
March 2007 public offering	4.4	187	43.03
January 2007 public offering	5.2	231	44.11

Total for the year ended December 31, 2007	47.3	$2,010	$42.45

Forward Sale Agreements

We periodically complete public offerings where shares of our common stock are sold in which a portion of the shares are offered directly by us and a portion of the shares are sold by third parties, or forward purchasers, in connection with agreements to purchase common stock from us for future delivery dates pursuant to FSA. The shares of common stock sold by the forward purchasers are borrowed from third-party market sources. Pursuant to the FSA, we are required to sell to the forward purchasers shares of our common stock generally at such times as we elect over a one-year period. On a settlement date, we issue and sell shares of our common stock to the forward purchaser at the then applicable forward sale price. The forward sale price is initially the public offering price of shares of our common stock less the underwriting discount. The FSA provide that the initial forward sale price per share is subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread, and also is subject to specified decreases on certain dates during the duration of the agreement. The forward sale prices are also subject to decrease if the total cost to the forward purchasers of borrowing our common stock exceeds a specified amount.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

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

In accordance with EITF No. 00-19, the FSA are considered equity instruments that are initially measured at a fair value of zero and reported in permanent equity. Subsequent changes in the fair value are not recognized. The shares of common stock are not considered outstanding until issued. Also, in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, the FSA are not considered participating securities for the purpose of determining basic earnings per share under SFAS No. 128. However, the dilutive impact of the shares issuable under the FSA is included in our diluted weighted average shares under the treasury stock method based on the forward sale price deemed to be most advantageous to the counterparties.

As of December 31, 2008, all of the FSA have been fully settled.

Undistributed Net Realized Earnings

As of December 31, 2008 and 2007, our undistributed net realized earnings determined in accordance with GAAP as reflected on our consolidated balance sheets are shown below. The amounts reflect reclassifications between undistributed net realized gains and undistributed net operating income for classification differences in how realized gains and net operating income are recorded under GAAP and capital gains and ordinary income are recorded under tax.

	2008	2007
Undistributed net operating income	$103	$71
(Distributions in excess of) undistributed realized gains	(27)	183

Undistributed net realized earnings	$76	$254

Note 14. Interest Rate Derivatives

We use interest rate derivative financial instruments to manage interest rate risk and also to fulfill our obligations under the terms of our secured revolving credit facility and asset securitizations. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period, adjusted for the nonperformance risk of us and our counterparties.

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

AMERICAN CAPITAL, LTD.

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

Note 15. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income of our investment company based on our tax fiscal year. Ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions” discussed below. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed, or intend to distribute, sufficient dividends to eliminate taxable income for our completed tax fiscal years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to income tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on September 30.

Under the 1940 Act, if a BDC has any senior debt securities outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage is below certain thresholds at the time of the distribution after deducting the amount of such dividend. However, we have received guidance from the staff of the SEC that notwithstanding this provision of the 1940 Act, we are able to declare and pay dividends pursuant to a revenue procedure issued by the Internal Revenue Service.

On January 7, 2009, the Internal Revenue Service issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared with respect to a taxable year ending on or before December 31, 2009 and (iii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

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

We declared dividends of $623 million, $655 million and $454 million, or $3.09, $3.72 and $3.33 per share for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. For income tax purposes, our

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

distributions to shareholders for the fiscal year ended December 31, 2008 were composed of $2.39 per share of ordinary income and $0.70 per share of long-term capital gains. For income tax purposes, our distributions to shareholders for both fiscal years ended December 31, 2007 and 2006 were composed of ordinary income.

For the tax years ended September 30, 2008, 2007 and 2006, we had net long-term capital gains of $155 million, $142 million and $43 million, respectively. For the tax years ended September 30, 2008 and 2006, we elected to retain such long-term capital gains by treating them as a “deemed distribution” and paying the federal tax on behalf of our shareholders of $54 million and $15 million, respectively, which is included in taxes on net realized gain on the accompanying consolidated statements of operations. For the tax year ended September 30, 2007, we elected to distribute such long-term capital gains to our shareholders by designating a portion of our dividends as dividends of our long-term capital gains.

As of September 30, 2008, we had undistributed ordinary income of $514 million. We paid a dividend of $218 million on October 14, 2008 reducing our undistributed ordinary income to $296 million. In order for this undistributed ordinary income to be considered distributed for our tax year ended September 30, 2008, it will need to be declared as a dividend by June 15, 2009 and paid by September 30, 2009. As of September 30, 2008, we did not have any undistributed long-term capital gains since they are treated as being distributed through the “deemed distribution”.

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar years ended December 31, 2008, 2007 and 2006 and the one-year periods ending October 31, 2008, 2007 and 2006, we did not distribute at least 98% of our ordinary income and capital gains and paid the 4% excise tax. For the years ended December 31, 2008, 2007 and 2006, we accrued $14 million, $7 million and $4 million, respectively, of excise tax attributable to undistributed ordinary income, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the years ended December 31, 2007 and 2006, we accrued $6 million and $2 million, respectively, of excise tax attributable to undistributed capital gains, which is included in taxes on net realized gain on the accompanying consolidated statements of operations.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $469 million and $1,134 million as of December 31, 2008 and 2007, respectively. The aggregate gross unrealized depreciation of our investments under cost for federal income tax purposes was $4,142 million and $1,039 million as of December 31, 2008 and 2007, respectively. The net unrealized depreciation over cost for federal income tax purposes was $3,673 million as of December 31, 2008 and net unrealized appreciation over cost for federal income tax purposes was $95 million as of December 31, 2007. The aggregate cost of securities for federal income tax purposes was $10,878 million and $10,756 million as of December 31, 2008 and 2007, respectively.

Our consolidated taxable operating subsidiary, ACFS, is subject to federal, state and local income tax. Prior to the deconsolidation of ECFS in the second quarter of 2007 (see note 18), our tax provision included ECFS which is subject to foreign and local income tax in its respective jurisdictions.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Deferred income tax balances for our taxable operating subsidiaries reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. In determining if our deferred tax asset is realizable, we consider the forecasted future taxable income of ACFS as well as any tax planning strategies. Considering the current macroeconomic environment, we concluded that it is more likely than not that we would not realize most of our deferred tax asset with future taxable income of ACFS. Accordingly, we recorded an increase to our valuation allowance of $52 million in 2008. We will continue to evaluate the valuation allowance each reporting period, and if we determine that it is more likely than not that the realizable amount of the deferred tax asset exceeds the valuation allowance, we would reduce the valuation allowance. The components of our deferred tax assets and liabilities for our taxable operating subsidiaries as of December 31, 2008 and 2007 were as follows:

	2008	2007
Deferred tax assets:
Stock-based compensation	$34	$24
Net operating loss carryforward	11	—
Deferred rent liability	8	5
Allowance for doubtful accounts	3	3
Property and equipment	1	—

Total deferred tax asset	57	32

Deferred tax liabilities:
Property and equipment	—	(2)

Total deferred liability	—	(2)

Valuation allowance	(52)	—

Net deferred tax asset	$5	$30

For the years ended December 31, 2008, 2007 and 2006, the provision for income taxes, including the excise tax, was comprised of the following:

	2008	2007	2006
Current tax (benefit) expense:
Federal	$(1)	$11	$10
State	(1)	3	3
Foreign	—	1	1

Total current tax (benefit) expense	(2)	15	14

Deferred tax provision (benefit)
Federal	19	(20)	(5)
State	6	4	(2)

Total deferred tax provision (benefit)	25	(16)	(7)

Total provision (benefit) for income taxes of taxable operating subsidiaries	23	(1)	7
Excise tax	14	7	4

Total provision for income taxes	$37	$6	$11

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

A reconciliation between the taxes computed at the federal statutory rate and our effective tax rate for our taxable operating subsidiaries for the fiscal years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Federal statutory tax	$(23)	$(1)	$6
State taxes, net of federal tax benefit	(4)	—	1
Change in valuation allowance	52	—	—
Foreigh tax rate differences	—	(1)	(2)
Non-deductible compensation	—	1	1
Other	(2)	—	1

Effective income tax	$23	$(1)	$7

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), on January 1, 2007. FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. Our adoption of FIN No. 48 did not require a cumulative effect adjustment to the January 1, 2007 undistributed net realized earnings. We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met the recognition or measurement criteria of FIN No. 48. We did not have any unrecognized tax benefits as of both December 31, 2008 and 2007.

Although we file federal and state tax returns, our major tax jurisdiction is federal for American Capital and ACFS. The 2004, 2005, 2006 and 2007 federal tax years for American Capital and ACFS remain subject to examination by the IRS.

Note 16. Related Party Transactions

In prior years, we provided loans to employees for the exercise of options under the employee stock option plans. The loans require the current payment of interest at a market rate, have varying terms not exceeding nine years and have been recorded as a reduction of shareholders’ equity in the accompanying consolidated balance sheets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment. The shares of common stock purchased with the proceeds of the loan are posted as collateral. If 95% of the value of the common stock collateral drops to less than the outstanding loan balance, the loan maturity will be accelerated and the collateral foreclosed upon. The value of the common stock is defined as the greater of the average closing price for the last 20 trading days or our net asset value per share. In using the net asset value per share to determine the value of the common stock, the net asset value per share in our most recent quarterly or annual reports as of the date it is filed is used. The employee may avoid acceleration and foreclosure by delivering additional collateral to us. As of December 31, 2008, the value of the common stock posted as collateral for these loans is less than the outstanding loan balance. Notes receivable from the sale of common stock under these loans were $5 million and $7 million as of December 31, 2008 and 2007, respectively, and are included in shareholders’ equity in the accompanying consolidated balance sheets. Subsequent to December 31, 2008, additional collateral was posted for these loans.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 17. Asset Sales

American Capital Equity II, LP

In October 2007, we entered into a purchase and sale agreement with American Capital Equity II, LP (“ACE II”) for the sale of approximately 17% of our equity investments (other than warrants associated with debt investments) in 80 portfolio companies. ACE II is a private equity fund with $585 million of equity commitments from third-party investors. The aggregate purchase price was $488 million. The remaining $97 million equity commitment will be used by ACE II to fund add-on investments in the 80 portfolio companies. As of December 31, 2008, there is $89 million of remaining equity commitments available for future add-on investments. In addition, 10%, or $58.5 million, of the $585 million of equity commitments are recallable by American Capital, LLC for add-on investments with American Capital once they have been distributed to the third-party ACE II investors. As of December 31, 2008, there were $59 million of recallable distributions available for add-on investments.

American Capital, LLC manages ACE II in exchange for a 2% annual management fee on the cost basis of ACE II’s investments and a 10% to 30% carried interest in the net profits of ACE II, subject to certain hurdles. To date, we have not recognized any carried interest in net operating income. We do not have a direct economic interest in ACE II and there are no arrangements that require us to provide any form of financial support to ACE II, nor have we provided any financial or other support during 2008 and 2007.

We recorded a total net realized gain of $78 million upon the sale of the $488 million of investments. In accordance with SFAS No. 140, we included in our sale proceeds the fair value of the management agreement associated with the $488 million of investments sold. The fair value of this portion of the agreement was estimated to be $20 million and was treated as being contributed to American Capital, LLC and increasing our cost basis in our investment in American Capital, LLC. As a result, our $78 million net realized gain on the transaction includes a $20 million realized gain for the value of a portion of the management agreement obtained in connection with the sale. The proceeds were recognized in the investing section of our consolidated statement of cash flows. Limited partners of ACE II, excluding any limited partner that is our affiliate, holding a majority of the aggregate commitments may require it to dispose of its investments acquired from us which could significantly impact the value of the management agreement. Changes in the fair value of the management agreement are recognized as part of the fair valuation of American Capital, LLC. The fair value is primarily based on our estimate of future cash flows related to both the management fee and carried interest discounted at a market discount rate for comparable companies.

ACAS CRE CDO 2007-1, Ltd.

In the third quarter of 2007, we sold our investments in 121 subordinated tranches of bonds in 22 CMBS trusts to ACAS CRE CDO 2007-1, Ltd. (“ACAS CRE CDO”), a new commercial real estate collateralized debt obligation trust. Our cost basis in the CMBS bonds sold to ACAS CRE CDO was $642 million with a principal balance of $1.2 billion. Third-party investors in ACAS CRE CDO purchased AAA through A- bonds for a total purchase price of $411 million with a principal balance of $412 million. We purchased investment grade and non-investment grade notes and preferred shares of ACAS CRE CDO for a total purchase price of $215 million with a principal balance of $763 million. In accordance with SFAS No. 140, the securities that we purchased are considered to be beneficial interests in the sold CMBS bonds that are retained by us. The beneficial interests that continue to be held by us were measured at the date of transfer by allocating the previous carrying amount of the sold CMBS bonds between the ACAS CRE CDO notes sold to third parties and the ACAS CRE CDO notes and preferred shares that we continue to hold based on their relative fair values. To the extent available, the fair

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

values were based on the purchase price paid by third-parties. If not available, the fair values were based on a discounted cash flow analysis utilizing loss assumptions based on historical experience and a discount rate representative of a comparable yield for a similar security. The fair value of our investment in ACAS CRE CDO as of December 31, 2008 was $18 million.

American Capital, LLC serves as the collateral manager for ACAS CRE CDO in exchange for an annual senior management fee of 7.5 basis points and a subordinate fee of 7.5 basis points. In accordance with SFAS No. 140, the fair value of the collateral management agreement, estimated to be $2 million, was included as additional sale proceeds and treated as being contributed to American Capital, LLC increasing our cost basis in that portfolio investment. We recorded a net realized loss of $22 million in 2007 related to this transaction. The proceeds were recognized in the investing section of our consolidated statement of cash flows.

American Capital Equity I, LLC

On October 1, 2006, we entered into a purchase and sale agreement with American Capital Equity I, LLC (“ACE I”) for the sale of 30% of our equity investments (other than warrants issued with debt investments) in 96 portfolio companies to ACE I. ACE I is a private equity fund with $1 billion of equity commitments from third-party investors. The aggregate purchase price was $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by American Capital between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of equity commitments are recallable by American Capital, LLC for add-on investments with American Capital once they have been distributed to the third-party ACE I investors. As of December 31, 2008, there were $84 million of recallable distributions available for add-on investments.

American Capital, LLC manages ACE I in exchange for a 2% annual management fee on the net cost basis of ACE I and a 10% to 30% carried interest in the net profits of ACE I, subject to certain hurdles. To date, we have not recognized any carried interest in net operating income. We do not have a direct economic interest in ACE I and there are no arrangements that require us to provide any form of financial support to ACE I, nor have we provided any financial or other support during 2008, 2007 and 2006.

We recorded a total net realized gain of $59 million upon the sale of the $671 million of investments. In accordance with SFAS No. 140, we included in our sale proceeds the estimated fair value of the management agreement associated with the $671 million of investments sold. The fair value of this portion of the agreement was estimated to be $16 million and was treated as being contributed to American Capital, LLC and included in our cost basis in our investment in American Capital, LLC. As a result, our $59 million net realized gain on the transaction includes a $16 million realized gain for the value of a portion of the management agreement received as sale proceeds. The proceeds were recognized in the investing section of our consolidated statement of cash flows. Members of ACE II, excluding any member that is our affiliate, holding a majority of the aggregate commitments may require it to dispose of its investments acquired from us which could significantly impact the value of the management agreement. Changes in the fair value of the management agreement are recognized as part of the fair valuation of American Capital, LLC. The fair value is primarily based on our estimate of future cash flows related to both the management fee and carried interest discounted at a market discount rate for comparable companies.

Note 18. Investment in European Capital

Original Private Placement

On September 30, 2005, European Capital, a company incorporated in Guernsey, closed on a private offering of €750 million of equity commitments. We provided €521 million of the equity commitments and third- party institutional investors provided €229 million of the remaining equity commitments. European Capital

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. Our investment in European Capital is treated as portfolio investment.

ECFS, our wholly-owned entity, entered into an investment management and services agreement with European Capital. Pursuant to the investment management agreement and services agreement, ECFS provided investment advisory and management services to ECAS SICAR and received a management fee equal to 1.25% of the greater of European Capital’s weighted average gross assets or €750 million. In addition, European Capital reimbursed ECFS for all costs and expenses incurred during the term of the agreement, subject to certain exclusions. In addition, ECFS received 18.75 million warrants to purchase preferred shares of European Capital representing 20% of European Capital’s preferred shares on a fully-diluted basis. The initial exercise price of the warrants was €10 per share, which was the same per share price that the original investors purchased their preferred shares in the initial private offering. The per share exercise price on the warrants would be reduced by dividends declared on the preferred shares.

Initial Public Offering

On May 10, 2007, European Capital closed on an IPO of 14.6 million ordinary shares (including the full exercise of the over-allotment option of 1.9 million shares) at a price of €9.84 per ordinary share for gross proceeds of €144 million ($196 million). The shares are traded on the main market of the London Stock Exchange under the ticker symbol “ECAS.”

Prior to the IPO, American Capital’s investment in European Capital consisted of 52.1 million participating preferred shares and warrants held by ECFS to purchase 18.75 million participating preferred shares. Immediately preceding the IPO, ECFS exercised its warrant to purchase 18.75 million participating preferred shares for an adjusted exercise price of €9.50 per share, or €178 million ($242 million), and assigned the shares to American Capital. As a result of the IPO, the warrant agreement was terminated, and ECFS will not receive any future warrants. The 18.75 million participating preferred shares received upon the assignment from ECFS and our existing 52.1 million participating preferred shares were redesignated as ordinary shares as part of the capital reorganization that took effect upon the closing of the IPO. As a result of the IPO, our ownership interest in European Capital was reduced to a 65% controlling ownership interest. Subsequent to the IPO, American Capital purchased an additional $17 million of ordinary shares in the open market increasing its ownership in European Capital to 67% with a cost basis of $922 million and fair value of $117 million as of December 31, 2008.

Due to the dilution of our ownership interest in European Capital as a result of the IPO, ECFS, the investment manager of European Capital, was no longer considered to be providing substantially all of its services directly or indirectly to American Capital or its portfolio companies. As a result, in accordance with our consolidation policy, ECFS was deconsolidated prospectively during the second quarter of 2007 and is recorded at fair value on our consolidated balance sheets as part of the fair value of American Capital, LLC, ECFS’ parent and our portfolio investment.

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

AMERICAN CAPITAL, LTD.

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

Revolving Credit Facilities and Put Option Agreement

In February 2008, we provided a $400 million unsecured revolving credit facility (the “Term A Facility”) to European Capital. Borrowings under the Term A Facility bear interest at LIBOR plus 700 basis points. The Term A Facility has an unused commitment fee of 20 basis points and matures in February 2011. As of December 31, 2008, the outstanding balance under the Term A Facility was $364 million and the remaining unfunded commitment was $36 million. In October 2008, we amended the loan agreement to extend an additional $250 million unsecured revolving credit facility (the “Term B Facility”) to European Capital. Borrowings under the Term B Facility bear interest at LIBOR plus 800 basis points. The Term B Facility has an unused commitment fee of 20 basis points and matures in November 2009. As of December 31, 2008, there was no outstanding balance under the Term B. Under each facility, standby letters of credit can be issued for the account of European Capital. Issuances of standby letters of credit would reduce the available commitments under each facility. Any funding of a standby letter of credit that is not reimbursed by European Capital on the disbursement date will bear interest at the rate of the respective facility. As of December 31, 2008, there were $141 million of standby letters of credit issued under the both facilities.

On November 19, 2008 we entered into a put option agreement with European Capital under which European Capital can put some or all of certain investments to us at a predetermined put price of €332 million (approximately $467 million as of December 31, 2008). The fair value of the investments at the date of the put option agreement was €313 million (approximately $396 million as of November 19, 2008). Under the terms of the agreement, the put option may be exercised at any time commencing on January 1, 2010 and expiring on December 31, 2010. If, prior to January 1, 2010, the investments are sold to a third-party for less than the predetermined put price, we are required to pay European Capital an amount equal to the difference between the predetermined put price and the amount received on the sale. In consideration for entering into the put option, European Capital paid us a premium of €16 million ($20 million). The fair value of the put option liability as of December 31, 2008 is $69 million which is included in derivative and option agreements in our consolidated balance sheet and the change in fair value is recorded in unrealized (depreciation) appreciation of investments in our consolidated statement of operations.

Proposed Implementation Agreement

On November 10, 2008, American Capital and European Capital entered into an implementation agreement regarding our proposal to acquire all of the ordinary shares of European Capital held by other investors, representing 32.3% of European Capital’s outstanding ordinary shares, by means of a scheme of arrangement provided for under Guernsey company law. Terms of the agreement call for each European Capital shareholder to receive 0.333 American Capital shares of common stock for every one ordinary share of European Capital. Based on the outstanding ordinary shares of European Capital, this would represent 11.5 million shares of our common stock. The proposed acquisition is subject to approval by a special majority of the shareholders of European Capital other than American Capital, and Guernsey court approval and other normal closing

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

requirements. The proposed acquisition is expected to close in the first quarter of 2009. The implementation agreement provides that prior to the closing of the transaction European Capital will not declare additional dividends without the prior approval of us. In the event that any dividends are declared by either us or European Capital with a record date after the date of this announcement and prior to effective date, an appropriate adjustment will be made to the consideration payable to European Capital shareholders pursuant to the agreement. On February 19, 2009, American Capital shareholders approved a proposal authorizing American Capital to sell shares of its common stock below its NAV per share in certain instances, including in connection with the proposed acquisition of European Capital. European Capital shareholders are scheduled to vote on the proposed transaction on March 19, 2009.

Note 19. Selected Quarterly Data (Unaudited)

The following tables present our quarterly financial information for the fiscal years ended December 31, 2008 and 2007:

	Three Months Ended				Year Ended December 31, 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total operating income	$292	$263	$278	$218	$1,051
Net operating income (“NOI”)	$151	$145	$153	$44	$493
Net decrease in net assets resulting from operations	$(813)	$(70)	$(548)	$(1,684)	$(3,115)
NOI per basic common share	$0.77	$0.71	$0.74	$0.21	$2.42
NOI per diluted common share	$0.77	$0.71	$0.74	$0.21	$2.42
Loss per basic common share	$(4.16)	$(0.34)	$(2.63)	$(8.13)	$(15.29)
Loss per diluted common share	$(4.16)	$(0.34)	$(2.63)	$(8.13)	$(15.29)
Basic shares outstanding	195.2	204.4	208.1	207.1	203.7
Diluted shares outstanding	195.2	204.4	208.1	207.1	203.7

	Three Months Ended				Year Ended December 31, 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total operating income	$250	$326	$310	$354	$1,240
Net operating income	$114	$153	$153	$174	$594
Net increase (decrease) in net assets resulting from operations	$134	$788	$21	$(243)	$700
NOI per basic common share	$0.75	$0.93	$0.82	$0.91	$3.42
NOI per diluted common share	$0.73	$0.91	$0.81	$0.91	$3.36
Earnings (loss) per basic common share	$0.88	$4.77	$0.11	$(1.27)	$4.03
Earnings (loss) per diluted common share	$0.86	$4.68	$0.11	$(1.27)	$3.96
Basic shares outstanding	152.7	165.1	186.8	190.6	173.9
Diluted shares outstanding	156.1	168.5	189.3	190.6	176.9

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in “Item 8.—Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the year ended December 31, 2008.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “REPORT OF THE AUDIT AND COMPLIANCE COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2009 Proxy Statement under the heading “COMPENSATION OF DIRECTORS AND NAMED EXECUTIVE OFFICERS.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2009 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2009 Proxy Statement under the heading “CERTAIN TRANSACTIONS.”

Item 14.	Principal Accountant Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2009 Proxy Statement under the heading “REPORT OF AUDIT AND COMPLIANCE COMMITTEE” and “PROPOSAL 6: RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Net Assets for the Fiscal Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Financial Highlights for the Fiscal Years Ended December 31, 2008, 2007, 2006, 2005 and 2004

•	Consolidated Schedule of Investments as of December 31, 2008 and 2007

(2)	The following financial statement schedules are filed herewith:

•	Schedule 12-14 Investments in and Advances to Affiliates

(3)	The following exhibits are filed herewith or incorporated herein by reference

Exhibit	Description

*3.1.	American Capital Strategies, Ltd. Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

*4.3.	Indenture between American Capital Strategies, Ltd and Wells Fargo Bank, National Association, dated as of April 26, 2007, incorporated herein by reference to Exhibit 2.d.3. of the Registration Statement on Form N-2 (File No. 333-142398), filed on April 26, 2007.

*4.4.	Statement of Eligibility of Trustee on Form T-1, incorporated herein by reference to Exhibit 25 of the Registration Statement on Form N-2 (File No. 333-142398), filed on April 26, 2007.

*4.5.	Form of First Supplemental Indenture by and between American Capital Strategies, Ltd. and Wells Fargo Bank, National Association, dated as of July , 2007, incorporated herein by reference to Exhibit 2.d.4. of the Post Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-142398), filed on July 18, 2007.

*4.6.	Form of 6.85% Senior Note due 2012, incorporated herein by reference to Exhibit 2.d.5. of the Post Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-142398), filed on July 18, 2007.

*10.1.	Form of American Capital, Ltd. 2008 Stock Option Plan incorporated by reference to Exhibit I to the Definitive Proxy Statement for the 2008 Annual Meeting, filed on April 9, 2008.

*10.2.	Amendment No. 6, dated September 8, 2008, to Third Amended and Restated Loan Funding and Servicing Agreement by and among American Capital, Ltd., as the servicer, ACS Funding Trust I, as the borrower, Wachovia Capital Markets, LLC, as the deal agent, the Lenders and Lender Agents party thereto and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian incorporated herein by reference to Exhibit 10.1 of Form 10-Q (File No. 814-00149), filed on November 10, 2008.

*10.3.	Second Amendment to Credit Agreement, by and among American Capital, Ltd. as the borrower and each of the banks and other financial institutions identified as Lenders therein, dated September 29, 2008, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated October 3, 2008.

*10.4.	Amendment No. 2 to American Capital Strategies, Ltd.’s Amended and Restated Incentive Bonus Plan incorporated herein by reference to Exhibit 10.2 of Form 10-Q (File No. 814-00149), filed August 11, 2008.

Exhibit	Description

10.5.	Amended and Restated Employment Agreement between American Capital, Ltd. and Steven W. Burge, executed as of December 23, 2008, filed herewith.

10.6.	Amended and Restated Employment Agreement between American Capital, Ltd. and Roland Cline, executed as of December 23, 2008, filed herewith.

10.7.	Amended and Restated Employment Agreement between American Capital, Ltd. and John Erickson, executed as of December 23, 2008, filed herewith.

10.8.	Amended and Restated Employment Agreement between American Capital, Ltd. and Samuel A. Flax, executed as of December 23, 2008, filed herewith.

10.9.	Amended and Restated Employment Agreement between American Capital, Ltd. and Brian Graff, executed as of December 23, 2008, filed herewith.

10.10.	Amended and Restated Employment Agreement between American Capital, Ltd. and Gordon O’Brien, executed as of December 23, 2008, filed herewith.

10.11.	Amended and Restated Employment Agreement between American Capital, Ltd. and Ira Wagner, executed as of December 23, 2008, filed herewith.

10.12.	Amended and Restated Employment Agreement between American Capital, Ltd. and Malon Wilkus, executed as of December 23, 2008, filed herewith.

10.13.	Amended and Restated Employment Agreement between American Capital, Ltd. and Darin Winn, executed as of December 23, 2008, filed herewith.

10.14	American Capital, Ltd. Disinterested Director Retention Plan, as amended on December 11, 2008, filed herewith.

12.1	Ratio of Earnings to Fixed Charges.

*14.0.	American Capital Strategies, Ltd. Code of Ethics and Conduct, incorporated herein by reference to Exhibit 2.r of the Registration Statement on Form N-2 (File No. 333-113859), filed March 23, 2004 and American Capital Strategies, Ltd. Personal Investments Code, incorporated herein by reference to Exhibit 2.r of Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-125278), filed July 29, 2005.

21.	Subsidiaries of the Company and jurisdiction of incorporation:

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

6) ACAS Business Loan Trust 2005-1, a Delaware statutory trust

7) ACAS Business Loan LLC, 2006-1, a Delaware limited liability company

8) ACAS Business Loan Trust 2006-1, a Delaware statutory trust

9) ACAS Business Loan LLC 2007-1, a Delaware limited liability company

10) ACAS Business Loan Trust 2007-1, a Delaware statutory trust

11) ACAS Master Business Loan LLC, a Delaware limited liability company

12) ACAS Business Loan Trust 2007-2, a Delaware statutory trust

23.	Consent of Ernst & Young LLP, filed herewith.

Exhibit	Description

24.	Powers of Attorneys of directors and officers, filed herewith.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Fully or partly previously filed
(b)	Exhibits
See the exhibits filed herewith.

(c)	Additional financial statement schedules
NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ JOHN R. ERICKSON
John R. Erickson
Chief Financial Officer

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Malon Wilkus	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ JOHN R. ERICKSON John R. Erickson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

* Mary C. Baskin	Director	March 2, 2009

* Neil M. Hahl	Director	March 2, 2009

* Philip R. Harper	Director	March 2, 2009

* John A. Koskinen	Director	March 2, 2009

* Stan Lundine	Director	March 2, 2009

* Kenneth D. Peterson, Jr.	Director	March 2, 2009

* Alvin N. Puryear	Director	March 2, 2009

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital, Ltd.

We have audited the consolidated financial statements of American Capital, Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2008, and the consolidated financial highlights for each of the five years in the period ended December 31, 2008, and have issued our report thereon dated March 2, 2009 (included elsewhere in the Form 10-K). Our audits also included the schedule 12-14. The schedule 12-14 is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The schedule 12-14 does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP

McLean, Virginia

March 2, 2009

Schedule 12-14

AMERICAN CAPITAL, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2008

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2007 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2008 Value
CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Common Stock	$—	$—	$12.9	$0.5	$9.1	$4.3
ACAS Real Estate Holdings Corporation	Subordinated Debt	—	—	—	0.8	0.8	—
	Common Stock	—	—	—	5.4	5.4	—

		—	—	—	6.2	6.2	—
ACAS Wachovia Investments, L.P.	Partnership Interests	1.5	—	12.9	—	11.5	1.4
ACSAB, LLC	Subordinated Debt	—	—	—	—	—	—
	Convertible Preferred Membership Units	—	—	0.6	—	0.6	—

		—	—	0.6	—	0.6	—
Aeriform Corporation	Subordinated Debt	—	—	3.4	3.8	7.2	—
American Capital Agency Corp.	Common Stock	12.6	—	—	101.5	—	101.5
American Capital, LLC	Senior Debt	1.1	—	10.4	3.3	3.1	10.6
	Common Membership Units	18.3	—	466.5	—	301.8	164.7

		19.4	—	476.9	3.3	304.9	175.3
American Driveline Systems, Inc.	Senior Debt	—	—	0.1	—	0.1	—
	Subordinated Debt	6.0	—	40.5	1.2	—	41.7
	Redeemable Preferred Stock	3.4	—	24.9	19.2	—	44.1
	Common Stock	—	—	8.2	—	5.5	2.7
	Common Stock Warrants	—	—	28.0	—	23.8	4.2

		9.4	—	101.7	20.4	29.4	92.7
Auxi Health, Inc.	Subordinated Debt	—	—	2.0	0.3	1.2	1.1
Barton-Cotton Holding Corporation(7)	Subordinated Debt	—	—	—	28.7	28.7	—
	Redeemable Preferred Stock	—	—	—	19.8	19.8	—
	Convertible Preferred Stock	—	—	—	0.1	0.1	—
	Common Stock	—	—	—	0.1	0.1	—
	Common Stock Warrants	—	—	—	3.5	3.5	—
	Guarantees	—	—	—	—	10.0	(10.0)

		—	—	—	52.2	62.2	(10.0)
BPWest, Inc.	Senior Debt	—	—	—	—	—	—
	Subordinated Debt	0.4	—	8.4	0.2	8.6	—
	Redeemable Preferred Stock	0.2	—	6.3	0.2	6.5	—
	Common Stock	—	—	70.7	—	70.7	—

		0.6	—	85.4	0.4	85.8	—

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2008

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2007 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2008 Value
Bridgeport International, LLC	Senior Debt	—	—	—	3.8	3.8	—
	Common membership units	—	—	—	—	—	—

		—	—	—	3.8	3.8	—
Capital.com, Inc.	Common Stock	—	—	0.4	—	—	0.4
CIBT Travel Solutions, Inc	Senior Debt	5.1	—	—	76.7	1.9	74.8
	Subordinated Debt	6.3	—	—	43.1	—	43.1
	Convertible Preferred Stock	—	—	—	77.7	42.5	35.2
	Common Stock	—	—	—	19.4	19.4	—

		11.4	—	—	216.9	63.8	153.1
Consolidated Bedding, Inc.(7)	Senior Debt	0.8	4.9	—	108.4	75.2	33.2
	Subordinated Debt	—	—	—	50.5	50.5	—
	Convertible Preferred Stock	—	—	—	3.0	3.0	—
	Common Stock	—	—	—	—	—	—

		0.8	4.9	—	161.9	128.7	33.2
Contour Semiconductor, Inc.	Convertible Preferred Stock(1)	—	—	—	10.6	—	10.6
Core Business Credit, LLC	Subordinated Debt	1.5	0.5	—	20.0	0.7	19.3
	Convertible Preferred Stock	—	—	13.3	2.8	—	16.1
	Common Stock	—	—	3.4	0.5	0.6	3.3

		1.5	0.5	16.7	23.3	1.3	38.7
Credit Opportunities Fund I, LLC	Common Stock	4.7	—	41.9	22.2	64.1	—
DanChem Technologies, Inc.	Senior Debt	0.6	—	14.9	0.6	15.5	—
	Redeemable Preferred Stock	—	—	4.5	5.6	10.1	—
	Common Stock	—	—	—	1.8	1.8	—
	Common Stock Warrants	—	—	—	2.2	2.2	—

		0.6	—	19.4	10.2	29.6	—
ECA Acquisition Holdings, Inc	Subordinated Debt	—	—	12.4	0.6	—	13.0
	Common Stock	—	—	17.6	11.1	23.6	5.1

		—	—	30.0	11.7	23.6	18.1
eLynx Holdings, Inc.	Senior Debt	2.0	—	18.3	5.4	14.1	9.6
	Subordinated Debt	0.2	—	1.9	11.9	12.4	1.4
	Redeemable Preferred Stock	—	—	—	—	—	—
	Convertible Preferred Stock	—	—	—	6.0	6.0	—
	Common Stock	—	—	—	—	—	—
	Preferred Stock Warrants	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		2.2	—	20.2	23.3	32.5	11.0
Endeavor Fund I, LP	Partnership Interest	20.9	—	29.1	101.2	109.4	20.9

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2008

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2007 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2008 Value
ETG Holdings, Inc.	Senior Debt	—	—	8.6	1.0	7.0	2.6
	Subordinated Debt	—	—	—	—	—	—
	Convertible Preferred Stock	—	—	—	—	—	—
	Preferred Stock Warrants	—	—	—	—	—	—

		—	—	8.6	1.0	7.0	2.6
European Capital Limited	Senior Debt	20.4	—	—	575.2	211.6	363.6
	Ordinary Shares	50.8	—	839.4	—	722.5	116.9

		71.2	—	839.4	575.2	934.1	480.5
European Touch, LTD. II	Subordinated Debt	0.1	—	12.0	2.5	9.2	5.3
	Redeemable Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		0.1	—	12.0	2.5	9.2	5.3
EXPL Pipeline Holdings LLC	Senior Debt	4.0	—	41.2	1.3	0.2	42.3
	Common Membership Units	—	—	56.8	—	44.8	12.0

		4.0	—	98.0	1.3	45.0	54.3
Exstream Software	Senior Debt	—	—	—	—	—	—
	Subordinated Debt	1.8	—	64.3	0.3	64.6	—
	Convertible Preferred Stock	3.5	—	248.1	3.5	251.6	—
	Common Stock	—	—	62.1	—	62.1	—

		5.3	—	374.5	3.8	378.3	—
Fosbel Global Services (LUXCO) S.C.A	Senior Debt	0.2	—	35.7	0.7	36.4	—
	Subordinated Debt	2.9	—	34.2	1.1	—	35.3
	Redeemable Preferred Stock	—	—	10.0	—	10.0	—
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—

		3.1	—	79.9	1.8	46.4	35.3
Fountainhead Estate Holding Corp.	Senior Debt	2.1	—	37.0	—	12.5	24.5
	Redeemable Preferred Stock	—	—	—	11.6	—	11.6
	Convertible Preferred Stock	—	—	41.3	—	38.7	2.6

		2.1	—	78.3	11.6	51.2	38.7
FreeConferenceroom.com, Inc.	Senior Debt	1.6	—	16.6	0.3	2.0	14.9
	Subordinated Debt	2.0	—	8.8	1.3	—	10.1
	Redeemable Preferred Stock	—	—	—	4.5	—	4.5
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		3.6	—	25.4	6.1	2.0	29.5

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2008

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2007 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2008 Value
Future Food, Inc.	Senior Debt	1.4	—	16.7	0.7	0.1	17.3
	Subordinated Debt	0.2	0.2	8.8	—	5.0	3.8
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		1.6	0.2	25.5	0.7	5.1	21.1
FutureLogic, Inc.	Senior Debt	5.5	—	49.9	1.8	3.5	48.2
	Subordinated Debt	4.9	—	31.3	1.3	—	32.6
	Common Stock	—	—	25.8	—	22.1	3.7

		10.4	—	107.0	3.1	25.6	84.5
FV Holdings Corporation	Subordinated Debt	3.4	—	22.4	0.7	—	23.1
	Convertible Preferred Stock	—	—	23.6	0.2	—	23.8
	Common Stock	—	—	10.1	0.1	—	10.2

		3.4	—	56.1	1.0	—	57.1
Group Montana, Inc.(7)	Senior Debt	0.6	—	—	24.1	5.9	18.2
	Subordinated Debt	—	1.2	—	1.1	1.1	—
	Convertible Preferred Stock	—	—	—	1.0	1.0	—
	Common Membership Interest	—	—	—	—	—	—

		0.6	1.2	—	26.2	8.0	18.2
Halex Holdings Corp.	Senior Debt	—	—	21.4	23.4	34.9	9.9
	Subordinated Debt	—	—	—	17.2	17.2	—
	Redeemable Preferred Stcok	—	—	—	1.9	1.9	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		—	—	21.4	42.5	54.0	9.9
Hartstrings Holdings Corp.	Senior Debt	1.2	0.5	11.2	7.6	4.6	14.2
	Convertible Preferred Stock	—	—	0.6	—	0.6	—
	Common Stock	—	—	—	—	—	—

		1.2	0.5	11.8	7.6	5.2	14.2
Hospitality Mints, Inc.	Senior Debt	0.5	—	7.2	0.1	7.3	—
	Subordinated Debt	1.5	—	18.3	—	18.3	—
	Convertible Preferred Stock	0.6	—	21.5	0.7	22.2	—
	Common Stock Warrants	—	—	1.8	—	1.8	—

		2.6	—	48.8	0.8	49.6	—
Imperial Supplies Holdings, Inc.	Subordinated Debt	3.5	—	21.0	0.9	—	21.9
	Redeemable Preferred Stock	1.7	—	20.0	1.6	—	21.6
	Convertible Preferred Stock	(0.3)	—	20.5	(0.3)	12.1	8.1
	Common Stock	—	—	6.7	—	6.7	—

		4.9	—	68.2	2.2	18.8	51.6

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2008

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2007 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2008 Value
Kingway Inca Clymer Holdings, Inc.	Subordinated Debt	—	—	1.0	0.4	1.4	—
	Redeemable Preferred Stock	—	—	0.5	0.2	—	0.7
	Common Stock	—	—	—	—	—	—

		—	—	1.5	0.6	1.4	0.7
Lifoam Holdings, Inc.	Senior Debt	3.0	—	43.7	12.5	34.0	22.2
	Subordinated Debt	2.3	—	15.1	26.3	20.9	20.5
	Redeemable Preferred Stock	—	—	—	—	—	—
	Convertible Preferred Stock	—	—	—	12.2	12.2	—
	Common Stock	—	—	—	—	—	—
	Preferred Stock Warrants	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		5.3	—	58.8	51.0	67.1	42.7
LLSC Holdings Corporation	Senior Debt	0.5	—	5.7	1.6	1.8	5.5
	Subordinated Debt	0.7	—	5.5	—	—	5.5
	Convertible Preferred Stock	—	—	8.1	—	3.4	4.7
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		1.2	—	19.3	1.6	5.2	15.7
LVI Holdings, LLC	Senior Debt	0.3	—	2.8	0.7	1.2	2.3
	Subordinated Debt	2.0	—	10.6	0.8	—	11.4

		2.3	—	13.4	1.5	1.2	13.7
Montgomery Lane, LLC (DE LLC)	Common Membership Units	—	—	—	14.8	8.0	6.8
Montgomery Lane, LTD (Cayman)	Common Membership Units	—	—	—	7.4	6.6	0.8
MW Acquisition Corporation	Subordinated Debt	3.5	—	24.3	1.3	0.6	25.0
	Convertible Preferred Stock	(1.2)	—	23.4	(1.2)	8.3	13.9
	Common Stock	—	—	12.6	—	12.5	0.1

		2.3	—	60.3	0.1	21.4	39.0
NECCO Holdings, Inc.	Senior Debt	0.7	—	12.8	11.9	20.6	4.1
	Common Stock	—	—	0.1	—	—	0.1

		0.7	—	12.9	11.9	20.6	4.2
NECCO Realty Investments, LLC	Senior Debt	5.2	—	35.1	2.9	0.3	37.7
	Common Membership Units	—	—	9.6	0.2	—	9.8

		5.2	—	44.7	3.1	0.3	47.5
Nspired Holdings, Inc.	Senior Debt	0.4	—	18.8	0.5	19.3	—
	Redeemable Preferred Stock	—	—	1.3	16.2	17.5	—
	Common Stock	—	—	—	4.4	4.4	—

		0.4	—	20.1	21.1	41.2	—

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2008

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2007 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2008 Value
Oceana Media Finance, LLC	Common Membership Units	—	—	14.6	—	3.2	11.4
Paradigm Precision Holdings, LLC	Senior Debt	2.8	—	53.7	27.6	62.2	19.1
	Subordinated Debt	8.8	—	13.7	93.9	14.8	92.8
	Common Membership Units	—	—	17.5	—	11.4	6.1

		11.6	—	84.9	121.5	88.4	118.0
PaR Systems, Inc.	Subordinated Debt	0.1	—	3.1	—	3.1	—
	Common Stock	—	—	11.3	—	11.3	—
	Common Stock Warrants	—	—	1.0	—	1.0	—

		0.1	—	15.4	—	15.4	—
Pasternack Enterprises, Inc.	Senior Debt	0.1	—	—	—	—	—
	Subordinated Debt	0.4	—	28.8	0.4	29.2	—
	Common Stock	—	—	46.5	—	46.5	—

		0.5	—	75.3	0.4	75.7	—
PHC Sharp Holdings, Inc.	Senior Debt	1.4	—	14.7	2.9	1.6	16.0
	Subordinated Debt	1.9	0.1	14.8	1.6	7.6	8.8
	Common Stock	—	—	—	1.2	1.2	—

		3.3	0.1	29.5	5.7	10.4	24.8
PHI Acquisitions, Inc.	Senior Debt	1.0	—	9.9	0.1	—	10.0
	Subordinated Debt	3.2	—	23.0	0.6	—	23.6
	Redeemable Preferred Stock	(8.2)	—	32.9	(8.2)	5.5	19.2
	Common Stock	—	—	1.6	—	1.6	—
	Common Stock Warrants	—	—	16.4	—	16.4	—

		(4.0)	—	83.8	(7.5)	23.5	52.8
Piper Aircraft, Inc.	Senior Debt	0.9	—	8.8	8.0	16.8	—
	Subordinated Debt	0.1	—	0.7	—	—	0.7
	Common Stock	—	—	38.1	—	15.5	22.6

		1.0	—	47.6	8.0	32.3	23.3
Precitech, Inc.	Subordinated Debt	—	—	1.3	3.8	5.1	—
Resort Funding Holdings, Inc.	Senior Debt	1.1	—	10.6	7.7	7.7	10.6
	Common Stock	0.1	—	17.1	0.5	16.4	1.2

		1.2	—	27.7	8.2	24.1	11.8
Sixnet, LLC	Senior Debt	4.2	—	36.6	2.2	4.4	34.4
	Membership Units	—	—	9.3	—	2.1	7.2

		4.2	—	45.9	2.2	6.5	41.6
SMG Holdings, Inc.	Senior Debt	0.4	—	6.0	—	0.1	5.9
	Subordinated Debt	14.9	—	113.7	5.8	—	119.5
	Convertible Preferred Stock	6.3	—	120.6	6.3	24.0	102.9
	Common Stock	—	—	28.9	—	28.9	—

		21.6	—	269.2	12.1	53.0	228.3

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2008

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2007 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2008 Value
Specialty Brands of America, Inc.	Subordinated Debt	4.8	—	33.1	1.0	—	34.1
	Redeemable Preferred Stock	1.1	—	7.1	6.7	—	13.8
	Common Stock	—	—	5.1	—	1.1	4.0
	Common Stock Warrants	—	—	7.9	—	6.1	1.8

		5.9	—	53.2	7.7	7.2	53.7
SPL Acquisition Corp.	Senior Debt	7.9	—	82.0	19.5	17.6	83.9
	Subordinated Debt	7.6	—	47.7	2.2	—	49.9
	Convertible Preferred Stock	3.7	—	44.2	3.8	—	48.0
	Common Stock	—	—	2.0	8.4	—	10.4

		19.2	—	175.9	33.9	17.6	192.2
Stravina Holdings, Inc.	Senior Debt	—	—	0.1	0.7	0.8	—
Sunfuel Midstream, LLC	Common Stock	—	—	0.1	0.3	0.4	—
Total Return Fund, LP	Common Membership Interest	—	—	21.1	—	21.1	—
UFG Holding Corp. (7)	Subordinated Debt	2.8	—	—	58.6	12.5	46.1
	Redeemable Preferred Stock	—	—	—	4.0	4.0	—
	Convertible Preferred Stock	—	—	—	4.6	4.6	—
	Common Stock	—	—	—	2.6	2.6	—
	Guarantees	—	—	—	—	1.5	(1.5)

		2.8	—	—	69.8	25.2	44.6
UFG Real Estate Holdings, LLC	Common Membership	—	—	1.3	0.1	—	1.4
Unique Fabricating Incorporated (7)	Senior Debt	0.1	—	—	5.3	—	5.3
	Subordinated Debt	(0.7)	0.1	—	6.6	6.1	0.5
	Redeemable Preferred Stock	—	—	—	1.6	1.6	—
	Common Stock Warrants	—	—	—	0.2	0.2	—

		(0.6)	0.1	—	13.7	7.9	5.8
Unwired Holdings, Inc.	Senior Debt	2.2	—	9.1	8.4	7.1	10.4
	Subordinated Debt	—	0.4	2.2	—	1.6	0.6
	Redeemable Preferred Stock	—	—	—	1.9	1.9	—
	Common Stock	—	—	—	—	—	—
	Preferred Stock Warrants	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		2.2	0.4	11.3	10.3	10.6	11.0
VECAP Medical, LLC	Subordinated Debt	4.9	—	—	35.8	35.8	—
VP Acquisition Holdings, Inc.	Subordinated Debt	—	—	18.8	0.7	-	19.5
	Common Stock	—	—	47.2	24.8	26.9	45.1

		—	—	66.0	25.5	26.9	64.6

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2008

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2007 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2008 Value
Warner Power, LLC	Subordinated Debt	0.6	—	5.0	—	—	5.0
	Redeeemable Preferred Membership Units	0.7	—	4.1	1.4	—	5.5
	Common Membership Units	—	—	1.5	4.5	—	6.0

		1.3	—	10.6	5.9	—	16.5
WIS Holding Company, Inc.	Senior Debt	—	—	—	—	—	—
	Subordinated Debt	15.3	—	98.2	5.6	—	103.8
	Convertible Preferred Stock	6.4	—	82.9	49.7	—	132.6
	Common Stock	—	—	20.4	9.8	—	30.2

		21.7	—	201.5	65.1	—	266.6
WSACS RR Holdings LLC	Common Membership Units	—	—	1.7	1.5	—	3.2
Subtotal Control Investments		$314.0	$7.9	$4,177.4	$1,998.9	$3,278.5	$2,897.8
AFFILIATE INVESTMENTS
Aptara, Inc.	Senior Debt	0.1	—	—	3.0	—	3.0
	Subordinated Debt	7.5	—	52.3	1.0	6.3	47.0
	Redeeemable Preferred Stock	(1.2)	—	14.2	(0.1)	14.1	—
	Convertible Preferred Stock	—	—	12.9	—	12.9	—
	Preferred Stock Warrants	—	—	0.9	0.1	1.0	—

		6.4	—	80.3	4.0	34.3	50.0
Coghead, Inc.	Subordinated Debt	—	—	—	0.1	—	0.1
	Convertible Preferred Stock	—	—	2.6	—	2.4	0.2
	Preferred Stock Warrants	—	—	—	—	—	—

		—	—	2.6	0.1	2.4	0.3
Creditcards.com, Inc.	Senior Debt	16.0	—	141.3	1.7	6.9	136.1
	Subordinated Debt	3.2	—	11.8	19.2	4.4	26.6
	Common Stock	—	—	8.6	—	4.4	4.2

		19.2	—	161.7	20.9	15.7	166.9
Egenera, Inc.	Subordinated Debt	—	—	—	2.4	—	2.4
	Redeemable Preferred Stock	—	—	—	9.7	—	9.7
	Convertible Preferred Stock	—	—	25.0	—	25.0	—
	Common Stock	—	—	—	25.0	25.0	—

		—	—	25.0	37.1	50.0	12.1
Genband Inc. (6)	Subordinated Debt	—	—	—	1.2	1.2	—
	Convertible Preferred Stock	—	—	8.6	5.3	13.9	—
	Common Stock	—	—	—	14.7	14.7	—

		—	—	8.6	21.2	29.8	—

See related notes at the end of this schedule.

Schedule 12-14

AMERICAN CAPITAL, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2008

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2007 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2008 Value
HALT Medical, Inc.	Convertible Preferred Stock	—	—	5.2	3.5	—	8.7
IS Holdings I, Inc.	Senior Debt	1.8	—	19.8	—	4.2	15.6
	Redeemable Preferred Stock	0.2	—	2.6	—	1.1	1.5
	Common Stock	—	—	3.0	1.6	—	4.6

		2.0	—	25.4	1.6	5.3	21.7
Narus, Inc.	Convertible Preferred Stock	—	—	7.3	1.2	6.4	2.1
	Preferred Stock Warrants	—	—	—	—	—	—

		—	—	7.3	1.2	6.4	2.1
Nursery Supplies, Inc.	Redeemable Preferred Stock	—	—	—	—	—	—
Primrose Holding Corporation	Common Stock	—	—	—	7.4	—	7.4
Qualitor Component Holdings, LLC	Subordinated Debt	7.1	—	32.2	3.7	—	35.9
	Redeemable Preferred Stock	—	—	0.7	0.4	—	1.1
	Common Units	—	—	—	—	—	—

		7.1	—	32.9	4.1	—	37.0
Radar Detection Holdings Corp.	Senior Debt	1.3	—	13.0	—	3.5	9.5
	Common Stock	—	—	8.4	—	7.8	0.6

		1.3	—	21.4	—	11.3	10.1
Roadrunner Dawes, Inc.	Subordinated Debt	3.0	—	18.4	0.8	—	19.2
	Common Stock	—	—	1.5	—	1.4	0.1

		3.0	—	19.9	0.8	1.4	19.3
Tymphany Corporation	Senior Debt	—	—	—	2.2	2.2	—
	Subordinated Debt	—	—	1.2	—	1.2	—
	Convertible Preferred Stock	—	—	0.6	11.7	12.3	—

		—	—	1.8	13.9	15.7	—
WFS Holding, Inc.	Subordinated Debt	—	—	—	—	—	—
	Convertible Preferred Stock	0.2	—	3.6	0.2	1.0	2.8

		0.2	—	3.6	0.2	1.0	2.8
Subtotal Affiliate Investments		$39.2	$—	$395.7	$116.0	$173.3	$338.4
Total Control and Affiliate Investments		$353.2	$7.9	$4,573.1	$2,114.9	$3,451.8	$3,236.2

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

Schedule 12-14

AMERICAN CAPITAL, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2008

(in millions, except share data)

(3)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investments, as applicable.
(4)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as allowances for paid-in-kind interest, dividends, discounts and closing fees.
(5)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(6)	As of December 31, 2007, the portfolio company was classified as an Affiliate Investment. As of December 31, 2008, ACAS no longer has a controlling interest of more than 5% but less than 25% of the portfolio company and is therefore classified as a Non-Control Investment.
(7)	As of December 31, 2007, the portfolio company was classified as a Non-Control Investment. As of December 31, 2008, ACAS now has a controlling interest of more than 25% of the portfolio company and is therefore classified as a Control Investment.
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.