Form 10-Q
period 2009-03-31
AMERICAN CAPITAL, LTD
filed 2009-05-11
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2009, was 215,452,177.

AMERICAN CAPITAL, LTD.

Item 1. Consolidated Financial Statements

AMERICAN CAPITAL, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Investments at fair value (cost of $10,707 and $10,691, respectively)
Non-Control/Non-Affiliate investments (cost of $5,964 and $5,904, respectively)	$4,117	$4,182
Affiliate investments (cost of $424 and $405, respectively)	335	338
Control investments (cost of $4,319 and $4,382, respectively)	2,387	2,898
Derivative agreements (cost of $0 and $0, respectively)	10	9

Total investments at fair value	6,849	7,427
Cash and cash equivalents	88	209
Restricted cash and cash equivalents	68	71
Interest receivable	44	44
Other	162	159

Total assets	$7,211	$7,910

Liabilities and Shareholders’ Equity
Debt ($2,419 and $2,512 due within one year, respectively)	$4,377	$4,428
Derivative and option agreements (cost of $0 and $(20), respectively)	102	222
Other	78	105

Total liabilities	4,557	4,755

Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 225.8 and 214.3 issued and 215.4 and 204.7 outstanding, respectively	2	2
Capital in excess of par value	6,591	6,545
Undistributed net realized earnings	21	76
Net unrealized depreciation of investments	(3,960)	(3,468)

Total shareholders’ equity	2,654	3,155

Total liabilities and shareholders’ equity	$7,211	$7,910

Net asset value per common share	$12.32	$15.41

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2009	2008
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$124	$166
Affiliate investments	9	11
Control investments	46	81

Total interest and dividend income	179	258

Asset management and other fee income
Non-Control/Non-Affiliate investments	4	9
Control investments	12	25

Total asset management and other fee income	16	34

Total operating income	195	292

OPERATING EXPENSES:
Interest	52	63
Salaries, benefits and stock-based compensation	53	56
General and administrative	26	23

Total operating expenses	131	142

NET OPERATING INCOME BEFORE INCOME TAXES	64	150
Benefit for income taxes	—	1

NET OPERATING INCOME	64	151

Net gain on extinguishment of debt	12	—

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	(50)	(9)
Affiliate investments	(5)	1
Control investments	(24)	36
Taxes on net realized gain	—	(1)
Foreign currency transactions	(2)	5
Derivative and option agreements	(50)	1

Total net realized (loss) gain on investments	(131)	33

Net unrealized (depreciation) appreciation of investments
Portfolio company investments	(525)	(997)
Foreign currency translation	(69)	73
Derivative and option agreements	102	(73)

Total net unrealized depreciation of investments	(492)	(997)

Total net loss on investments	(623)	(964)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS (“NET LOSS”)	$(547)	$(813)

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.31	$0.77
Diluted	$0.31	$0.77
NET LOSS PER COMMON SHARE:
Basic	$(2.65)	$(4.16)
Diluted	$(2.65)	$(4.16)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	206.6	195.2
Diluted	206.6	195.2
DIVIDENDS DECLARED PER COMMON SHARE	$—	$1.01

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2009	2008
Operations:
Net operating income	$64	$151
Net gain on extinguishment of debt	12	—
Net realized (loss) gain on investments	(131)	33
Net unrealized depreciation of investments	(492)	(997)

Net decrease in net assets resulting from operations	(547)	(813)

Shareholder distributions:
Common stock dividends from net operating income	—	(151)
Common stock dividends in excess of net operating income	—	(45)

Net decrease in net assets resulting from shareholder distributions	—	(196)

Capital share transactions:
Issuance of common stock	25	302
Issuance of common stock under stock option plans	—	3
Purchase of common stock held in deferred compensation trusts	—	(34)
Purchase of treasury stock	—	(6)
Stock-based compensation	17	23
Other	4	(1)

Net increase in net assets resulting from capital share transactions	46	287

Total decrease in net assets	(501)	(722)
Net assets at beginning of period	3,155	6,441

Net assets at end of period	$2,654	$5,719

Net asset value per common share	$12.32	$28.16

Common shares outstanding at end of period	215.4	203.1

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net decrease in net assets resulting from operations	$(547)	$(813)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized depreciation of investments	492	997
Net realized loss (gain) on investments	131	(33)
Net gain on extinguishment of debt	(12)	—
Accrued payment-in-kind interest and dividends	(26)	(58)
Collection of loan origination fees	—	6
Amortization of deferred finance costs, premiums and discounts	3	2
Depreciation of property and equipment	3	3
Stock-based compensation	17	23
Decrease in interest receivable	—	2
Increase in other assets	—	(13)
Decrease in other liabilities	(29)	(122)
Other	(1)	(4)

Net cash provided by (used in) operating activities	31	(10)

Investing activities:
Purchases of investments	(51)	(449)
Fundings on portfolio company revolving credit facility investments, net	(61)	(14)
Principal repayments	52	257
Proceeds from loan syndications and loan sales	8	274
Collection of payment-in-kind notes and dividends and accreted loan discounts	4	20
Proceeds from sale of equity investments	15	380
Capital expenditures for property and equipment	(1)	(4)
Termination of European Capital Limited put option agreement	(65)	—
Other	(14)	5

Net cash (used in) provided by investing activities	(113)	469

Financing activities:
Payments on issuance of notes payable from asset securitizations, net	(27)	(155)
Payments on revolving credit facilities, net	(1)	(652)
Proceeds from TRS facility, net	—	52
Decrease in debt service escrows	3	120
Issuance of common stock	—	305
Purchase of common stock held in deferred compensation trusts	—	(28)
Purchase of treasury stock	—	(6)
Distributions paid	—	(201)
Other	(14)	—

Net cash used in financing activities	(39)	(565)

Net decrease in cash and cash equivalents	(121)	(106)
Cash and cash equivalents at beginning of period	209	143

Cash and cash equivalents at end of period	$88	$37

Non-cash financing activities:
Issuance of common stock in conjunction with acquisition of European Capital Limited	$25	$—

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2009	2008
Per Share Data:
Net asset value at beginning of the period	$15.41	$32.88

Net operating income(1)	0.31	0.77
Net gain on extinguishment of debt(1)	0.05	—
Net realized (loss) gain on investments(1)	(0.63)	0.17
Net unrealized depreciation on investments(1)	(2.38)	(5.10)

Net decrease in net assets resulting from operations(1)	(2.65)	(4.16)
Issuance of common stock	(0.70)	0.12
Shareholder distributions	—	(1.01)
Other, net(2)	0.26	0.33

Net asset value at end of period	$12.32	$28.16

Ratio/Supplemental Data:
Per share market value at end of period	$1.87	$34.16
Total (loss) gain(3)	(42.28)%	6.65%
Shares outstanding at end of period	215.4	203.1
Net assets at end of period	$2,654	$5,719
Average net assets(4)	$2,905	$6,080
Average debt outstanding(5)	$4,401	$4,833
Average debt outstanding per common share(1)(5)	$21.30	$24.76
Ratio of operating expenses to average net assets(6)	18.04%	9.34%
Ratio of operating expenses, net of interest expense, to average net assets(6)	10.88%	5.20%
Ratio of interest expense to average net assets(6)	7.16%	4.14%
Ratio of net operating income to average net assets(6)	8.81%	9.93%

(1)	Weighted average basic per share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the purchase of treasury stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total (loss) gain is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total (loss) gain is not annualized.
(4)	Based on the average of ending net assets as of the beginning and end of each period presented.
(5)	Based on a daily weighted average balance of debt outstanding during the period.
(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants(1)			250,000		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		$65.1	64.3	65.1
		Convertible Preferred Stock			70,752		85.6	85.6
		Common Stock(1)			17,687,156		17.7	13.0
							167.6	163.7
Algoma Holding Company	Building Products	Subordinated Debt(7)	12.7%	4/13		14.9	14.8	14.0
American Acquisition, LLC	Diversified Financial Services	Senior Debt	12.6%	12/12		21.3	21.0	19.5
AmWins Group, Inc.	Insurance	Senior Debt(7)	6.8%	6/14		18.5	18.6	11.6
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	4/13		7.9	7.9	7.1
		Subordinated Debt(7)	14.5%	4/15		61.5	60.9	54.2
							68.8	61.3
Aspect Software	IT Services	Senior Debt(7)	8.3%	7/12		20.0	19.9	16.1
Autodis S.A.(3)	Distributors	Senior Debt(6)	11.1%	6/15		4.6	3.8	—
		Subordinated Debt(6)	15.4%	12/15		3.1	2.6	—
							6.4	—
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.8	17.6	17.7
		Subordinated Debt(7)	18.0%	1/15		22.0	21.3	15.1
		Convertible Preferred Stock(1)			148,742		24.3	—
		Common Stock(1)			7,829		1.3	—
							64.5	32.8
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		5.8	6.0	6.0
Axygen Holdings Corporation	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	9/14		61.9	61.2	61.9
		Redeemable Preferred Stock			205,204		46.7	65.4
		Convertible Preferred Stock			48,736		14.4	14.4
		Common Stock(1)			207,770		20.9	24.2
							143.2	165.9
BBB Industries, LLC	Auto Components	Senior Debt(7)	6.0%	6/14		21.2	21.2	14.7
Belloto Holdings Limited(3)	Household Durables	Subordinated Debt(6)	12.1%	6/17		3.9	3.6	—
		PIK Note(1)	15.0%	12/17		15.2	12.8	—
		Ordinary Shares(1)			32,434		0.1	—
							16.5	—
Berry-Hill Galleries, Inc.	Distributors	Senior Debt	14.0%	3/10		7.7	7.7	7.7
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest					1.1	1.1
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt(7)	7.8%	7/12		8.0	8.0	6.5
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt(7)	7.5%	9/14		30.0	29.8	20.9
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	5.8%	10/13		15.0	15.0	8.5
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	7.6%	5/11		15.3	13.0	5.0
		Redeemable Preferred Stock(1)			21,215		42.7	—
		Convertible Preferred Stock(1)			665,000		—	—
		Common Stock(1)			1		—	—
							55.7	5.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Cinelease, Inc.	Electronic Equipment & Instruments	Senior Debt(7)	7.8%	3/12-3/13		58.0	57.6	47.7
		Common Stock(1)			583		0.6	0.3
							58.2	48.0
Compusearch Holdings Company, Inc.	Software	Subordinated Debt(7)	12.0%	6/12		12.6	12.5	12.5
		Convertible Preferred Stock(1)			23,342		0.8	1.8
							13.3	14.3
Contec, LLC	Household Durables	Subordinated Debt(7)	14.0%	9/15-9/16		135.0	133.7	120.0
CyrusOne Networks, LLC	IT Services	Senior Debt(7)	7.8%	1/14		19.9	19.8	17.0
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt	8.2%	2/12		20.7	20.7	21.8
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		18.8	18.7	18.8
		Redeemable Preferred Stock			26,613		15.4	32.8
		Convertible Preferred Stock(1)			29,569		3.0	—
		Common Stock Warrants(1)			89,020		16.9	—
							54.0	51.6
Direct Marketing International LLC	Media	Subordinated Debt(7)	15.2%	7/11		29.5	29.3	26.0
Dyno Holding Corp.	Auto Components	Senior Debt(7)	9.5%	11/13		41.7	41.3	41.7
		Subordinated Debt(7)	15.8%	11/14		13.8	13.8	13.8
		Subordinated Debt(6)	16.3%	11/14		13.8	13.0	2.6
		Convertible Preferred Stock(1)			389,759		40.5	—
		Common Stock(1)			97,440		10.1	—
							118.7	58.1
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units(1)			1,985,748		0.7	4.2
Edline, LLC	Software	Subordinated Debt(7)	14.0%	7/13		18.2	14.6	18.8
		Membership Warrants(1)			6,447,500		6.0	16.0
							20.6	34.8
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt(7)	14.8%	11/13-11/14		26.3	26.1	26.3
		Convertible Preferred Stock(1)			861,364		20.9	11.0
							47.0	37.3
FCC Holdings, LLC	Commercial Banks	Subordinated Debt	15.4%	12/12		75.0	74.4	63.8
Foamex, L.P.(2)(9)	Household Durables	Senior Debt(6)	4.9%	2/13-2/14		23.2	22.0	2.5
Ford Motor Company(2)	Automobiles	Senior Debt	3.3%	12/11		113.0	106.9	57.5
FPI Holding Corporation	Food Products	Senior Debt	7.5%	10/09-5/15		9.2	9.1	9.2
		Senior Debt(6)	13.8%	5/13-5/15		26.1	25.6	3.8
		Subordinated Debt(6)	21.5%	5/15-5/16		19.6	17.4	—
		Redeemable Preferred Stock(1)			4,469		39.1	—
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							120.3	13.0
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt(6)	10.8%	4/14		31.7	25.7	17.5
FU/WD Opa Locka, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		32.3	30.9	26.9
Genband Inc.	Communications Equipment	Common Stock(1)			2,975,631		14.7	2.5
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	10/17		7.3	7.3	3.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
HMSC Corporation	Insurance	Senior Debt(6)(7)	6.0%	10/14		3.5	3.5	1.1
HomeAway, Inc.	Diversified Consumer Services	Redeemable Preferred Stock			384,297		0.7	0.6
		Convertible Preferred Stock			1,661,820		9.9	27.0
							10.6	27.6
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt(7)	15.3%	7/12		37.4	37.2	34.0
		Redeemable Preferred Stock			2,915		6.1	5.5
							43.3	39.5
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.0%	10/13		37.6	37.2	33.6
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt(7)	8.0%	3/13		11.5	11.4	11.5
		Subordinated Debt(7)	15.0%	3/14		17.8	17.5	17.8
		Convertible Preferred Stock			14,283		22.0	28.8
							50.9	58.1
Inovis International, Inc.	Software	Senior Debt(7)	7.0%	5/10		88.0	87.6	82.7
Intergraph Corporation	Software	Senior Debt(7)	6.5%	12/14		3.0	3.0	2.7
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	11.5%	12/13		25.0	24.8	24.3
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.0%	12/14		19.0	19.1	10.9
Jones Stephens Corp.	Building Products	Subordinated Debt(7)	13.5%	9/13-9/14		23.3	23.0	17.0
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	12.0%	1/14		15.1	14.9	13.1
		Subordinated Debt(6)	18.9%	1/14		10.0	8.7	2.5
		Proffered Unit Warrants			263,158		0.2	—
		Common Unit Warrants(1)			500,000		—	—
							23.8	15.6
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)	5.5%	11/14		20.8	20.8	4.6
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt	8.1%	8/13-8/14		1.9	1.5	0.9
		Subordinated Debt	14.0%	8/15-8/16		60.8	60.2	53.9
							61.7	54.8
LCW Holdings, LLC	Real Estate	Senior Debt	7.0%	10/12		31.7	30.8	30.1
		Warrant(1)			12.3%		0.8	6.1
							31.6	36.2
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	6.7%	1/15		28.5	28.5	20.4
LN Acquisition Corp.	Machinery	Senior Debt(7)	6.3%	1/15		21.5	21.6	15.0
Logex Corporation	Road & Rail	Subordinated Debt(6)	0.0%	6/09		12.8	9.1	0.2
LTM Enterprises, Inc.	Personal Products	Senior Debt(7)	9.8%	11/11		19.0	19.0	16.0
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt(7)	14.8%	1/13		14.1	14.0	14.0
Medical Billing Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	9/13		10.8	10.6	10.8
		Convertible Preferred Stock(1)			13,199,000		13.2	10.0
		Common Stock(1)			3,299,582		3.3	—
							27.1	20.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Mirion Technologies	Electrical Equipment	Senior Debt(7)	6.0%	5/10-11/11		125.6	124.9	126.3
		Subordinated Debt(7)	14.3%	9/09-5/12		51.3	51.0	51.4
		Convertible Preferred Stock			435,724		50.0	95.1
		Common Stock(1)			24,503		2.8	3.6
		Common Stock Warrants(1)			222,156		18.6	31.0
							247.3	307.4
Mitchell International, Inc.	IT Services	Senior Debt(7)	6.5%	3/15		5.0	5.0	3.1
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt(7)	7.9%	9/14		53.0	52.8	37.1
NBD Holdings Corp.	Diversified Financial Services	Senior Subordinated Debt(7)	14.0%	8/13		46.0	45.5	45.9
		Convertible Preferred Stock			84,174		10.6	10.7
		Common Stock(1)			633,408		0.1	1.5
							56.2	58.1
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt	7.7%	10/15		5.0	5.1	4.6
Nivel Holdings, LLC	Distributors	Senior Debt(7)	10.6%	10/13		62.1	61.6	55.3
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	8.7%	4/13-4/14		314.6	311.8	199.6
		Subordinated Debt(6)	9.9%	4/14		61.7	50.0	30.3
		Common Stock(1)			565,885		—	—
							361.8	229.9
Pan Am International Flight Academy, Inc.	Commercial Services & Supplies	Subordinated Debt(6)(7)	18.0%	7/13		29.8	25.2	10.7
		Convertible Preferred Stock(1)			8,234		8.2	—
							33.4	10.7
PaR Systems, Inc.	Machinery	Senior Debt	3.8%	7/13		4.6	4.4	3.8
People Media, Inc.	Internet Software & Services	Senior Debt(7)	6.5%	5/13		13.8	13.6	13.8
		Subordinated Debt(7)	15.3%	5/14		21.2	21.0	21.2
		Convertible Preferred Stock(1)			5,246,686		7.5	16.5
							42.1	51.5
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	12.8%	12/10-12/11		23.8	23.8	22.8
		Subordinated Debt(7)	16.3%	12/12		17.6	17.5	15.6
							41.3	38.4
Qioptiq S.A.R.L.(3)	Electronic Equipment & Instruments	Subordinated Debt	10.3%	3/18		29.7	29.4	28.6
Ranpak Acquisition Company	Containers & Packaging	Senior Debt	8.3%	12/13-12/14		140.6	139.2	100.2
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	15.4%	10/14-10/15		219.5	217.6	219.5
		Convertible Preferred Stock			154,142		166.7	125.2
		Common Stock(1)			1,541,415		1.6	—
							385.9	344.7
Roarke - Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Senior Debt(7)	5.5%	5/12-5/13		11.1	10.9	11.1
		Subordinated Debt(7)	14.0%	5/14		20.8	20.6	20.8
		Convertible Preferred Stock(1)			77,640,000		7.8	7.5
		Common Stock(1)			78,242		0.1	—
							39.4	39.4
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock(1)			12		0.7	—

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Redeemable Preferred			26,274		0.5	0.6
		Partnership Units(1)			95,280		0.8	1.4
							1.3	2.0
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt	5.3%	9/12		12.1	7.3	5.5
		Subordinated Debt(6)(7)	15.0%	9/13-9/14		102.0	87.9	—
							95.2	5.5
Soil Safe Holdings, LLC	Commercial Services & Supplies	Senior Debt	9.1%	8/13-8/14		55.3	54.9	48.7
		Subordinated Debt(7)	14.7%	8/15-8/17		59.5	58.9	48.3
							113.8	97.0
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt	7.0%	10/12-10/13		85.2	84.4	85.2
		Subordinated Debt(7)	15.3%	8/14-8/15		50.3	49.8	50.3
		Convertible Preferred Stock			84,043		48.8	48.8
		Common Stock(1)			84,043		—	10.6
							183.0	194.9
Supreme Corq Holdings, LLC	Household Products	Common Membership Warrants(1)			5,670		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt(7)	7.3%	8/14		36.4	36.4	21.6
		Senior Debt(6)(7)	8.0%	8/14		12.1	11.7	1.1
							48.1	22.7
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock(1)			376		0.5	0.5
		Common Stock(1)			3,861		—	—
							0.5	0.5
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	5.4%	12/11-12/12		30.5	24.5	19.7
		Senior Debt(6)(7)	9.0%	12/13		20.7	20.4	2.9
		Subordinated Debt(6)	14.0%	12/14		42.0	39.5	—
		Preferred Units(1)			11,659,298		6.8	—
		Preferred Unit Warrants(1)			1,998,961		4.8	—
							96.0	22.6
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	8.5%	5/13		82.0	81.2	55.4
		Subordinated Debt	17.5%	10/13		45.4	45.1	33.6
							126.3	89.0
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.5%	6/15		50.0	49.6	35.8
triVIN, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	6/14-6/15		20.0	19.8	20.0
		Convertible Preferred Stock(1)			247,000,000		25.7	13.1
		Common Stock(1)			6,319,923		6.3	—
							51.8	33.1
True Temper Sports, Inc.	Leisure Equipment & Products	Senior Debt	6.6%	6/11		2.0	1.9	0.5
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt(7)	10.1%	5/10-11/11		13.4	13.3	13.4
		Subordinated Debt(7)	13.8%	5/12		14.5	14.4	14.3
		Common Stock(1)			1,165,930		1.2	1.3
							28.9	29.0
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt(6)	9.3%	12/11-12/12		16.0	15.8	13.0
		Subordinated Debt(6)	20.0%	12/13		26.0	19.2	—
							35.0	13.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13-9/14		4.0	4.0	4.0
		Subordinated Debt(7)	14.6%	7/14-9/14		82.2	81.5	81.6
		Convertible Preferred Stock			2,008,575		230.6	230.6
		Common Stock(1)			502,144		49.9	9.3
							366.0	325.5
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.3%	12/11-12/13		34.0	33.6	25.8
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt	8.2%	9/24		1.2	1.1	0.6
ZSF/WD Hammond, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		40.5	38.7	33.0
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.4	19.4	15.9
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		33.6	32.1	27.7
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt	8.2%	9/24		0.4	0.4	0.1
ZSF/WD Orlando, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.7	19.7	16.2
CMBS AND REAL ESTATE CDO INVESTMENTS
ACAS CRE CDO 2007-1, Ltd.	Real Estate	Class C through Class N Notes	6.0%	11/31		345.5	200.3	12.4
		Preferred Shares(1)			417,086,293		17.7	—
							218.0	12.4
Banc of America	Real Estate	Forward Purchase commitment to purchase Banc of America Commercial Mortgage Trust 2007-1 Commercial Mortgage Pass-Through Certificates ($1.2 Fair Value)		4/09			4.3	0.9
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	5.9%	4/17		14.0	8.9	1.1
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	6.4%	12/17		14.8	10.3	1.6
Citigroup Commercial Mortgage Securites Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		183.9	83.8	16.8
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.2%	7/17		11.1	8.6	0.7
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.3%	11/40		24.0	9.2	1.6
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		13.2	10.7	0.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	8/17		20.8	12.2	3.7
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	12/19		37.0	31.5	2.8
GS Morgtage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	7/17		63.7	52.6	4.0
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		157.7	68.7	11.4
J.P. Morgan Chase	Real Estate	Forward Purchase commitment to purchase J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11, Commercial Mortgage Pass-Through Certificates ($0.5 Fair Value)		5/09			1.7	0.3
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	6.5%	8/17		36.6	22.3	3.9
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.3%	7/23-7/24		19.4	7.3	1.9
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	4/17		9.8	3.4	0.8
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	8/17		32.8	19.7	3.6
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	5/17		20.0	11.5	2.3
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	10/17		161.6	76.2	10.7
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates	5.3%	10/17-9/24		96.2	43.6	7.1
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	11/16		5.0	3.1	0.5
CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes				8.5	8.4	1.3
		Subordinated Notes				25.9	23.2	6.7
							31.6	8.0
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes				20.0	16.9	3.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			6,241		4.4	0.3
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities			13,796		4.7	1.2
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes				15.0	13.7	3.5
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.5	2.1	0.8
Cent CDO 12 Limited	Diversified Financial Services	Income Notes				26.4	21.8	5.8
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes				5.0	3.2	1.0
Champlain CLO	Diversified Financial Services	Preferred Securities			1,000,000		0.5	0.2
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)			360		6.7	3.0
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		28.5	3.7
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities			3,089,177		2.7	0.3
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes				15.0	12.8	3.4
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities			5,750,000		1.8	0.8
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	0.3
		Subordinated Securities			15,000		12.4	1.9
							13.7	2.2
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes				4.0	2.4	0.1
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes				6.7	6.4	0.4
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.4	2.1
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes				9.0	7.1	2.1
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	12.5	1.2
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		8.7	2.2
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities			5,000,000		1.9	0.4
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	13.0	4.3
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			20,000,000		15.5	2.7
Subtotal Non-Control / Non-Affiliate Investments (61% of total investment assets and liabilities at fair value)							$5,964.4	$4,117.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS
Aptara, Inc.	IT Services	Senior Debt	11.5%	8/09		3.0	3.0	3.0
		Subordinated Debt(7)	16.9%	8/09		55.9	54.7	55.6
		Redeemable Preferred Stock(1)			15,107		14.1	—
		Convertible Preferred Stock(1)			2,549,410		8.7	—
		Preferred Stock Warrants(1)			230,681		1.0	—
							81.5	58.6
Comfort Co., Inc.	Household Durables	Senior Debt	13.5%	3/12		2.3	2.3	2.2
		Senior Debt(6)	11.5%	3/12-3/15		11.3	11.2	4.2
		Common Stock(1)			110,365		11.8	—
							25.3	6.4
Creditcards.com, Inc.	Diversified Consumer Services	Senior Debt(7)	11.0%	6/13		140.6	139.8	130.4
		Subordinated Debt	15.0%	6/14		27.4	27.0	25.6
		Common Stock(1)			1,094,645		1.6	2.9
							168.4	158.9
Egenera, Inc.	Computers & Peripherals	Subordinated Debt	15.0%	12/10		2.9	2.5	2.3
		Redeemable Preferred Stock(1)			523,040		0.4	4.6
		Common Stock(1)			8,046,865		25.0	—
							27.9	6.9
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			5,053,292		8.1	8.8
IS Holdings I, Inc.	Software	Senior Debt(7)	6.5%	6/14		20.0	19.8	15.1
		Redeemable Preferred Stock			1,297		1.6	1.5
		Common Stock(1)			1,165,930		—	4.4
							21.4	21.0
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			23,583,196		8.4	2.1
		Preferred Stock Warrants(1)			5,440,881		—	—
							8.4	2.1
Nursery Supplies, Inc.	Containers & Packaging	Redeemable Preferred Stock(1)			2,116		—	—
		Common Stock Warrants(1)			625		—	—
							—	—
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)			4,213		2.7	6.9
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7)	17.0%	12/12		36.5	36.2	36.8
		Redeemable Preferred Units(1)			3,150,000		3.2	1.2
		Common Units(1)			350,000		0.4	—
							39.8	38.0
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7)	10.5%	11/12		13.0	13.0	10.6
		Common Stock(1)			40,688		0.6	0.1
							13.6	10.7
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt(6)(7)	18.0%	8/12		19.5	18.0	13.7
		Common Stock(1)			7,000		7.0	—
							25.0	13.7
WFS Holding, Inc.	Software	Convertible Preferred Stock			20,403,772		2.0	2.5
Subtotal Affiliate Investments (5% of total investments assets and liabilities at fair value)							$424.1	$334.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.		Common Stock(1)			589		14.7	0.8
ACAS Real Estate Holdings Corporation	Real Estate	Subordinated Debt	15.0%	5/16		1.4	1.4	—
		Common Stock(1)			1,000		5.6	—
							7.0	—
American Capital Agency Corp(2)(8)	Real Estate Investment Trusts	Common Stock			5,000,100		100.0	83.4
American Capital, LLC	Capital Markets	Senior Debt	6.5%	9/12		9.9	9.7	9.2
		Common Membership Interest			100%		58.5	1.5
							68.2	10.7
American Driveline Systems, Inc.	Diversified Consumer Services	Subordinated Debt(7)	14.0%	12/14-12/15		41.8	41.4	41.8
		Redeemable Preferred Stock			403,357		29.3	45.0
		Common Stock(1)			128,681		10.7	1.4
		Common Stock Warrants(1)			204,663		17.3	2.2
							98.7	90.4
Auxi Health, Inc.	Health Care Providers & Services	Subordinated Debt(6)	0.0%	6/09		8.7	3.2	1.1
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)			8,500,100		0.9	—
CIBT Travel Solutions, Inc	Commercial Services & Supplies	Senior Debt(7)	9.5%	1/13		50.2	49.7	50.3
		Subordinated Debt(7)	15.0%	1/15-1/16		53.5	53.0	53.5
		Redeemable Preferred Stock(1)			15,000		15.4	15.5
		Convertible Preferred Stock(1)			776,800		77.7	18.4
		Common Stock(1)			194,200		19.4	—
							215.2	137.7
CMX Inc.	Construction & Engineering	Senior Debt(7)	3.7%	5/11		17.5	17.4	17.5
		Senior Debt(6)(7)	6.0%	5/12		124.7	123.6	32.4
		Common Stock(1)			1,410,100		0.1	—
							141.1	49.9
Consolidated Bedding, Inc.	Household Durables	Senior Debt	10.0%	6/13		10.9	10.8	10.9
		Senior Debt(6)	10.0%	6/13		116.1	103.7	7.5
		Subordinated Debt(6)	21.9%	4/09-12/13		107.5	88.6	—
		Convertible Preferred Stock(1)			16,423		3.0	—
		Common Stock(1)			471,470		—	—
							206.1	18.4
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)			9,738,995		10.0	10.6
Core Financial Holdings, LLC	Diversified Financial Services	Subordinated Debt	13.8%	4/14-5/15		37.2	36.8	36.8
		Common Stock(1)			57,940,360		54.4	28.2
							91.2	65.0
ECA Acquisition holdings, Inc	Health Care Equipment & Supplies	Subordinated Debt(7)	16.5%	12/14		13.1	13.0	13.1
		Common Stock(1)			583		11.1	3.7
							24.1	16.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	9.8%	6/13		9.8	9.8	9.8
		Subordinated Debt(6)	10.0%	6/13		15.0	13.1	1.1
		Redeemable Preferred Stock(1)			21,114		8.9	—
		Convertible Preferred Stock(1)			7,929		6.0	—
		Common Stock(1)			11,261		1.1	—
		Preferred Stock Warrants(1)			120,652		—	—
		Common Stock Warrants(1)			1,078,792		13.1	—
							52.0	10.9
Endeavor Fund I, LP	Thrifts & Mortgage Finance	Partnership Interest			100%		29.7	23.8
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	9.0%	5/11		14.3	11.3	—
		Subordinated Debt(6)	13.0%	5/12-5/13		16.3	10.9	—
		Convertible Preferred Stock(1)			233,201		11.4	—
		Preferred Stock Warrants(1)			40,000		—	—
							33.6	—
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt	8.2%	11/09-2/11		308.5	304.4	308.5
		Ordinary Shares(1)			106,812,816		950.7	125.1
							1,255.1	433.6
European Touch, LTD. II	Commercial Services & Supplies	Senior Debt	8.3%	7/11-1/12		0.3	0.3	0.3
		Subordinated Debt	12.0%	12/10		3.4	3.4	3.4
		Subordinated Debt(6)	18.1%	12/10		21.2	15.4	2.0
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							24.0	5.7
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt	7.2%	1/17		43.3	42.9	43.3
		Common Membership Units(1)			58,297		44.6	12.0
							87.5	55.3
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)			31,250		8.1	—
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Subordinated Debt	14.0%	12/13		19.7	19.7	19.7
		Subordinated Debt(6)	17.0%	12/14		19.2	15.4	15.5
		Redeemable Preferred Stock(1)			18,449,456		18.5	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							56.8	35.2
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt	4.3%	10/13		23.7	23.7	23.7
		Redeemable Preferred Stock			115,538		13.4	13.4
		Convertible Preferred Stock(1)			59,250		59.2	2.6
							96.3	39.7
FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	7.0%	4/11-5/11		13.8	13.7	13.8
		Subordinated Debt	15.0%	5/12		10.1	10.1	10.1
		Redeemable Preferred Stock(1)			14,042,095		13.6	7.4
		Common Stock(1)			6,088,229		2.3	—
		Common Stock Warrants(1)			8,181,695		—	—
							39.7	31.3
Future Food, Inc.	Food Products	Senior Debt	5.5%	7/10		17.0	17.0	17.1
		Subordinated Debt(6)	12.4%	7/11-7/12		13.7	12.7	3.9
		Common Stock(1)			64,917		13.0	—
		Common Stock Warrants(1)			6,500		1.3	—
							44.0	21.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
FutureLogic, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	2/10-2/12		48.3	48.0	48.3
		Subordinated Debt(7)	15.0%	2/13		32.9	30.0	24.3
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							94.2	72.6
FV Holdings Corporation	Food Products	Subordinated Debt(7)	14.5%	6/15		23.2	23.2	23.2
		Convertible Preferred Stock(1)			292,000		14.3	19.1
		Common Stock(1)			125,000		6.1	8.1
							43.6	50.4
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	13.7%	10/10-10/11		10.9	10.9	10.9
		Senior Debt(6)(7)	12.8%	10/11		9.4	8.8	1.7
		Subordinated Debt(6)	25.0%	10/12		20.1	13.6	—
		Convertible Preferred Stock(1)			4,000		1.0	—
		Common Membership Interest(1)			2.5%		0.7	—
							35.0	12.6
Halex Holdings Corp.	Construction Materials	Senior Debt(6)	12.2%	9/11-10/13		25.7	23.4	7.9
		Subordinated Debt(6)	18.8%	8/15		25.5	15.9	—
		Redeemable Preferred Stock(1)			23,504,546		30.6	—
		Common Stock(1)			30,263,219		—	—
		Common Stock Warrants(1)			18,750,000		—	—
							69.9	7.9
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt	4.7%	12/10		10.4	10.4	10.4
		Senior Debt(6)	8.0%	12/10		6.4	6.2	2.9
		Convertible Preferred Stock(1)			10,196		2.9	—
		Common Stock(1)			14,250		4.8	—
							24.3	13.3
Imperial Supplies Holdings, Inc	Trading Companies and Distributors	Subordinated Debt	16.0%	10/14		22.3	22.1	22.3
		Redeemable Preferred Stock			19,604		15.2	22.1
		Convertible Preferred Stock(1)			19,604		20.2	1.2
		Common Stock(1)			442,187		11.3	—
							68.8	45.6
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)	12.3%	4/12		1.9	—	—
		Redeemable Preferred Stock(1)			13,709		9.2	0.7
		Common Stock(1)			7,826		—	—
							9.2	0.7
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt	7.4%	6/13		26.7	26.7	26.7
		Subordinated Debt	7.8%	6/13		18.7	18.6	18.6
		Subordinated Debt(6)	8.3%	6/13		18.8	16.0	2.3
		Redeemable Preferred Stock(1)			6,160		4.2	—
		Convertible Preferred Stock(1)			15,797		12.3	—
		Common Stock(1)			14,000		1.4	—
		Preferred Stock Warrants(1)			15,640		—	—
		Common Stock Warrants(1)			464,242		2.9	—
							82.1	47.6
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.3%	8/12		5.4	5.4	5.4
		Subordinated Debt(7)	12.0%	8/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)			7,496		8.1	4.7
		Common Stock(1)			833		—	—
		Common Stock Warrants(1)			675		—	—
							19.0	15.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt(7)	7.5%	2/10		2.3	2.3	2.4
		Subordinated Debt(7)	18.0%	2/13		11.6	11.5	11.6
							13.8	14.0
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)			100		9.9	4.5
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		7.2	0.7
MW Acquisition Corporation	Health Care Providers & Services	Subordinated Debt(7)	16.2%	2/13-2/14		25.2	24.9	25.2
		Convertible Preferred Stock(1)			38,016		13.5	9.9
		Common Stock(1)			51,521		—	—
							38.4	35.1
NECCO Holdings, Inc.	Food Products	Senior Debt	12.0%	12/12		4.2	4.2	4.2
		Common Stock(1)			760,869		0.1	3.9
							4.3	8.1
NECCO Realty Investments, LLC	Real Estate	Senior Debt(7)	14.0%	12/17		38.3	37.6	38.3
		Common Membership Units(1)			7,000		4.8	9.7
							42.4	48.0
Paradigm Precision Holdings, LLC	Aerospace & Defense	Subordinated Debt	27.4%	8/14		77.2	76.3	76.3
		Subordinated Debt(6)	20.0%	10/14		33.2	30.0	3.3
		Common Membership Units(1)			478,488		17.5	—
							123.8	79.6
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	12/11-12/12		16.1	15.9	16.1
		Subordinated Debt(6)	18.0%	12/14		17.5	14.7	1.3
		Common Stock(1)			367,881		4.2	—
							34.8	17.4
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt(7)	7.6%	6/12		10.0	9.9	10.0
		Subordinated Debt(7)	12.5%	6/13		23.6	23.4	23.7
		Redeemable Preferred Stock(1)			36,267		24.7	21.9
		Common Stock(1)			40,295		3.9	—
		Common Stock Warrants(1)			116,065		11.6	—
							73.5	55.6
Piper Aircraft, Inc.	Aerospace & Defense	Subordinated Debt	8.0%	7/13		0.8	0.3	0.8
		Common Stock(1)			478,797		0.1	22.5
							0.4	23.3
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt	8.6%	4/10		10.6	10.6	10.6
		Common Stock			583		20.5	0.4
							31.1	11.0
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt(7)	8.3%	6/12-6/13		38.5	38.2	34.3
		Membership Units(1)			356		4.4	5.2
							42.6	39.5
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	8.0%	7/14		5.9	5.9	5.9
		Subordinated Debt(7)	12.5%	6/15		120.7	119.7	120.7
		Convertible Preferred Stock			1,101,673		119.8	101.2
		Common Stock(1)			275,419		27.5	—
							272.9	227.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Specialty Brands of America, Inc.	Food Products	Subordinated Debt(7)	14.0%	5/14		34.3	34.0	34.3
		Redeemable Preferred Stock			122,017		8.5	14.1
		Common Stock(1)			128,175		2.3	6.7
		Common Stock Warrants(1)			56,819		1.4	3.0
							46.2	58.1
Stravina Holdings, Inc.	Personal Products	Senior Debt(6)	0.0%	4/11		3.5	3.5	—
UFG Holding Corp.	Food Products	Subordinated Debt	16.5%	5/15		28.2	28.2	28.2
		Subordinated Debt(6)	20.1%	5/16		36.3	30.8	7.0
		Redeemable Preferred Stock(1)			23,808		15.8	—
		Convertible Preferred Stock(1)			4,777		4.6	—
		Common Stock(1)			51,504		13.2	—
							92.6	35.2
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)					—	1.4
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	5.0%	2/11		0.8	0.8	0.8
		Senior Debt(6)(7)	11.0%	2/12		4.5	4.2	—
		Subordinated Debt(6)(7)	17.0%	2/13		7.6	6.3	—
		Redeemable Preferred Stock(1)			292,958		1.6	—
		Common Stock Warrants(1)			6,862		0.2	—
							13.1	0.8
Unwired Holdings, Inc.	Household Durables	Senior Debt	6.1%	6/10		0.7	0.6	0.6
		Senior Debt(6)	9.6%	6/11		10.6	7.6	7.7
		Subordinated Debt(6)	15.0%	6/12-6/13		22.2	13.8	0.5
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
		Preferred Stock Warrants(1)			485,133		—	—
		Common Stock Warrants(1)			5,479,077		—	—
							37.9	8.8
VP Acquisition Holdings, Inc	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	10/13-10/14		19.7	19.4	19.7
		Common Stock(1)			19,780		24.7	41.4
							44.1	61.1
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	12.6%	10/09		5.0	5.0	5.0
		Redeemable Preferred Membership Units			3,796,269		4.9	5.7
		Common Membership Units(1)			27,400		1.9	1.5
							11.8	12.2
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		105.0	104.3	105.0
		Convertible Preferred Stock			703,406		83.9	105.0
		Common Stock(1)			175,852		17.6	22.9
							205.8	232.9
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)			3,384,615		3.4	3.4

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		11.8	1.0
Subtotal Control Investments (35% of total investment assets and liabilities at fair value)							$4,318.6	$2,387.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2009

(unaudited)

(in millions, except share data)

Counterparty (4)	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swaption - Pay Floating/ Receive Fixed	4.5%	4/12-11/19	2	38.6	—	3.9
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	5.3%	8/16-8/19	2	25.2	—	5.1
Financial Group	Interest Rate Swaption - Pay Floating/ Receive Fixed	5.5%	11/12	1	22.9	—	1.2
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)						—	10.2
Total Investment Assets						$10,707.1	$6,848.9
DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.8%	4/12-11/19	4	672.0	—	(36.9)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.4%	2/13-8/17	5	479.9	—	(25.6)
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.8%	4/16-8/19	2	379.9	—	(26.6)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%	7/17	1	66.0	—	(2.5)
WestLB AG	Interest Rate Swap - Pay Fixed/ Receive Floating	5.8%	6/17	1	55.0	—	(2.4)
Credit Suisse International	Interest Rate Swap - Pay Fixed/ Receive Floating	5.8%	6/17	1	26.1	—	(1.2)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%	7/17	1	22.3	—	(5.1)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP		2/11	1		—	(1.4)
Total Investment Liabilities (1% of total investment assets and liabilities at fair value)						$—	$(101.7)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Loan is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the loans or securities are pledged as collateral under various secured financing arrangements.
(8)	2,500,100 shares with a cost of $50.0 and a fair value of $41.7 are restricted for sale until May 2009.
(9)	Portfolio company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants(1)			250,000		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		$64.6	63.8	64.6
		Convertible Preferred Stock			70,752		83.9	83.9
		Common Stock(1)			17,687,156		17.7	13.1
							165.4	161.6
Algoma Holding Company	Building Products	Subordinated Debt(7)	12.3%	4/13		13.4	13.2	12.4
		Convertible Preferred Stock(1)			23,319		—	5.3
							13.2	17.7
American Acquisition, LLC	Diversified Financial Services	Senior Debt	12.5%	12/12		26.0	25.6	24.2
AmWins Group, Inc.	Insurance	Senior Debt(7)	6.5%	6/14		18.6	18.6	12.3
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	4/13		7.9	7.9	7.9
		Subordinated Debt(7)	14.5%	4/15		61.1	60.5	60.5
							68.4	68.4
Aspect Software	IT Services	Senior Debt	9.2%	7/12		20.0	19.9	16.1
Autodis S.A.(3)	Distributors	Senior Debt(6)	10.3%	6/15		4.6	3.8	1.6
		Subordinated Debt(6)	15.0%	12/15		3.1	2.6	—
							6.4	1.6
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.1	17.0	17.2
		Subordinated Debt(7)	18.0%	1/15		21.8	21.2	17.0
		Convertible Preferred Stock(1)			148,742		24.3	—
		Common Stock(1)			7,829		1.3	—
							63.8	34.2
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		5.9	6.0	6.0
Axygen Holdings Corporation	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	9/14		61.5	60.8	61.5
		Redeemable Preferred Stock			205,204		45.5	64.2
		Convertible Preferred Stock			48,736		14.2	14.2
		Common Stock(1)			207,770		20.9	24.2
							141.4	164.1
BBB Industries, LLC	Auto Components	Senior Debt(7)	6.0%	6/14		21.2	21.2	15.6
Belloto Holdings Limited(3)	Household Durables	Subordinated Debt	12.1%	6/17		2.6	2.4	1.7
		Subordinated Debt(6)	12.3%	6/17		1.3	1.2	0.1
		PIK Note(1)	15.0%	12/17		10.0	8.9	—
		Ordinary Shares(1)			32,434		0.1	—
							12.6	1.8
Berry-Hill Galleries, Inc.	Distributors	Senior Debt	15.4%	3/10		7.7	7.7	7.7
		Common Stock Warrants(1)					0.1	0.1
							7.8	7.8
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest(1)					1.1	1.1
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt(7)	7.8%	7/12		8.0	8.0	6.9
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt(7)	9.6%	9/14		30.0	29.7	22.6
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	7.4%	10/13		15.0	15.0	9.1

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt(6)	15.0%	8/11		13.9	11.1	3.0
		Common Stock Warrants(1)			122,397		0.1	—
							11.2	3.0
FPI Holding Corporation	Food Products	Senior Debt	14.7%	5/11-5/14		23.4	23.3	23.4
		Senior Debt(6)	17.3%	5/15		9.1	8.7	5.5
		Subordinated Debt(6)	21.5%	5/15-5/16		18.6	17.4	—
		Redeemable Preferred Stock(1)			4,469		39.1	—
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							117.6	28.9
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt	10.8%	4/14		31.7	25.7	18.3
FU/WD Opa Locka, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		32.5	31.0	27.1
Genband Inc.	Communications Equipment	Common Stock(1)			2,975,631		14.7	4.0
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	10/07		7.3	7.3	4.0
HMSC Corporation	Insurance	Senior Debt(7)	6.0%	10/14		3.5	3.5	2.0
HomeAway, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(1)			384,297		0.7	0.6
		Convertible Preferred Stock(1)			1,661,820		9.7	26.8
							10.4	27.4
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt(7)	15.3%	7/12		36.9	36.6	35.4
		Redeemable Preferred Stock			2,915		5.9	5.6
							42.5	41.0
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.8%	4/14		20.0	20.0	16.9
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.0%	10/13		37.0	36.6	36.6
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt(7)	9.4%	3/13		11.5	11.4	11.5
		Subordinated Debt(7)	15.0%	3/14		17.7	17.5	17.7
		Convertible Preferred Stock			14,283		21.6	30.8
							50.5	60.0
Inovis International, Inc.	Software	Senior Debt(7)	8.4%	5/10		88.0	87.5	82.6
Intergraph Corporation	Software	Senior Debt(7)	8.2%	12/14		3.0	3.0	2.7
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	11.5%	12/13		25.0	24.8	24.3
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.0%	12/14		19.0	19.1	11.7
Jones Stephens Corp.	Building Products	Subordinated Debt(7)	13.5%	9/13-9/14		23.2	22.9	19.5
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	12.0%	1/14		15.0	14.8	14.5
		Subordinated Debt	18.9%	1/14		9.6	9.3	8.8
		Preferred Unit Warrants(1) Common Unit Warrants(1)			263,158		0.2	0.1
					500,000		—	0.1
							24.3	23.5
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)	8.5%	11/14		21.5	21.5	3.6
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt	8.1%	8/13-8/14		2.0	1.6	1.1
		Subordinated Debt	14.0%	8/15-8/16		60.5	59.9	57.0
							61.5	58.1

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	10/17		161.6	76.1	13.4
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates	5.3%	10/17-9/24		96.2	43.4	8.3
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	11/16		5.0	3.1	0.5
CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes				8.5	8.4	1.3
		Subordinated Notes				25.9	23.0	8.2
							31.4	9.5
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes				20.0	16.8	5.1
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			6,241		4.3	1.1
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities			13,796		4.5	1.7
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes				15.0	13.4	5.7
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.5	2.1	0.5
Cent CDO 12 Limited	Diversified Financial Services	Income Notes				26.4	22.6	8.3
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes				5.0	3.1	1.4
Champlain CLO	Diversified Financial Services	Preferred Securities			1,000,000		0.5	0.1
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)			360		6.7	3.0
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		29.3	7.8
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities			3,089,177		2.7	0.3
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes				15.0	13.0	4.3
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities			5,750,000		1.8	1.3
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	0.3
		Subordinated Securities			15,000		13.2	4.0
							14.5	4.3
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes				4.0	2.3	0.9
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes				6.7	6.2	0.7
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.5	1.7
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes				9.0	7.6	3.2

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	12.1	4.0
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		8.9	3.2
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities			5,000,000		2.1	0.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	12.4	4.8
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			20,000,000		15.2	3.8
Subtotal Non-Control / Non-Affiliate Investments (58% of total investment assets and liabilities at fair value)							$5,904.1	$4,182.0

AFFILIATE INVESTMENTS
Aptara, Inc.	IT Services	Senior Debt	11.5%	8/09		3.0	3.0	3.0
		Subordinated Debt(7)	16.3%	8/09		43.5	43.3	43.3
		Subordinated Debt(6)(7)	19.0%	8/09		11.8	10.0	3.7
		Redeemable Preferred Stock(1)			15,107		14.1	—
		Convertible Preferred Stock(1)			2,549,410		8.8	—
		Preferred Stock Warrants(1)			230,681		1.0	—
							80.2	50.0
Coghead, Inc.	Internet Software & Services	Subordinated Debt	10.0%	4/09		0.1	0.1	0.1
		Convertible Preferred Stock(1)			5,489,656		2.6	0.2
		Preferred Stock Warrants			1		—	—
							2.7	0.3
Creditcards.com, Inc.	Diversified Consumer Services	Senior Debt(7)	11.0%	6/13		140.9	140.1	136.1
		Subordinated Debt(7)	15.0%	6/14		28.4	28.0	26.6
		Common Stock(1)			1,094,645		1.6	4.2
							169.7	166.9
Egenera, Inc.	Computers & Peripherals	Subordinated Debt	15.0%	12/10		2.8	2.4	2.4
		Redeemable Preferred Stock(1)			523,040		0.4	9.7
		Common Stock(1)			8,046,865		25.0	—
							27.8	12.1
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			5,053,292		8.1	8.7
IS Holdings I, Inc.	Software	Senior Debt(7)	7.9%	6/14		20.0	19.8	15.6
		Redeemable Preferred Stock			1,297		1.6	1.5
		Common Stock(1)			1,165,930		—	4.6
							21.4	21.7
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			23,583,196		8.4	2.1
		Preferred Stock Warrants(1)			5,440,881		—	—
							8.4	2.1
Nursery Supplies, Inc.	Containers & Packaging	Redeemable Preferred Stock(1)			2,116		—	—
		Common Stock Warrants(1)			625		—	—
							—	—
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)			4,213		2.7	7.4
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7) Redeemable Preferred Units(1)	17.0%	12/12	3,150,000	35.6	35.3 3.1	35.9 1.1
		Common Units(1)			350,000		0.4	—
							38.8	37.0

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)			9,738,995		10.0	10.6
Core Business Credit, LLC	Diversified Financial Services	Subordinated Debt	14.1%	5/15		19.5	19.3	19.3
		Convertible Preferred Units(1)			155,150		15.5	16.1
		Common Units(1)			38,788		3.9	3.3
							38.7	38.7
ECA Acquisition Holdings, Inc	Health Care Equipment & Supplies	Subordinated Debt(7)	16.5%	12/14		13.0	12.9	13.0
		Common Stock(1)			583		11.1	5.1
							24.0	18.1
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	9.8%	6/13		9.6	9.5	9.6
		Subordinated Debt(6)(7)	10.0%	6/13		14.6	13.4	1.4
		Redeemable Preferred Stock(1)			21,114		9.0	—
		Convertible Preferred Stock(1)			7,929		6.0	—
		Common Stock(1)			11,261		1.1	—
		Preferred Stock Warrants(1)			120,652		—	—
		Common Stock Warrants(1)			1,078,792		13.1	—
							52.1	11.0
Endeavor Fund I, LP	Thrifts & Mortgage Finance	Partnership Interest			100%		29.7	20.9
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	10.4%	5/11		13.4	10.8	2.6
		Subordinated Debt(6)	14.3%	5/12-5/13		15.8	10.9	—
		Convertible Preferred Stock(1)			233,201		11.4	—
		Preferred Stock Warrants(1)			40,000		—	—
							33.1	2.6
European Capital Limited(2)(3)	Diversified Financial Services	Subordinated Debt	7.5%	11/09-2/11		363.6	358.7	363.6
		Ordinary Shares			72,305,938		921.8	116.9
							1,280.5	480.5
European Touch, LTD. II	Commercial Services & Supplies	Subordinated Debt	12.0%	12/10		3.1	3.1	3.1
		Subordinated Debt(6)	18.1%	12/10		20.5	15.6	2.2
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							23.6	5.3
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt	9.6%	1/17		42.3	41.9	42.3
		Common Membership Units(1)			58,297		44.5	12.0
							86.4	54.3
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Subordinated Debt(7)	14.0%	12/13		19.6	19.6	19.6
		Subordinated Debt(6)(7)	17.0%	12/14		18.6	15.5	15.7
		Redeemable Preferred Stock(1)			18,449,456		18.5	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							56.8	35.3
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt Redeemable Preferred Stock(1)	5.7%	10/13	115,538	24.5	24.5 11.6	24.5 11.6
		Convertible Preferred Stock(1)			59,250		59.3	2.6
							95.4	38.7

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	12.6%	10/09		5.0	5.0	5.0
		Redeemable Preferred Membership Units			3,796,269		4.8	5.5
		Common Membership Units(1)			27,400		1.9	6.0
							11.7	16.5
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		103.8	103.0	103.8
		Convertible Preferred Stock			703,406		82.3	132.6
		Common Stock(1)			175,852		17.6	30.2
							202.9	266.6
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)			3,170,176		3.2	3.2

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		11.5	1.4
Subtotal Control Investments (40% of total investment assets and liabilities at fair value)							$4,382.3	$2,897.8

Counterparty (4)	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swaption - Pay Floating/ Receive Fixed	4.6%	4/12-11/19	2	43.5	—	3.8
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	5.1%	8/19	1	37.0	—	3.8
BMO Financial Group	Interest Rate Swaption - Pay Floating/ Receive Fixed	5.5%	11/12	1	22.9	—	1.1
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)						—	8.7
Total Investment Assets						$10,691.0	$7,426.9
DERIVATIVE & OPTION AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.8%	4/12-11/19	4	666.9	—	(45.9)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.4%	2/13-8/17	5	479.9	—	(43.5)
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.9%	1/14-8/19	3	379.1	—	(33.0)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%	7/17	1	66.0	—	(10.6)
WestLB AG	Interest Rate Swap - Pay Fixed/ Receive Floating	5.8%	6/17	1	55.0	—	(8.3)
Credit Suisse International	Interest Rate Swap - Pay Fixed/ Receive Floating	5.8%	6/17	1	26.1	—	(3.9)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%	7/17	1	22.3	—	(5.9)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP		2/11	1		—	(1.5)
European Capital Limited(2)(3)	Put Option		12/10			(19.7)	(69.4)
Total Investment Liabilities (3% of total investment assets and liabilities at fair value)						$(19.7)	$(222.0)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Loan is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the loans or securities are pledged as collateral under various secured financing arrangements.
(8)	2,500,100 shares with a cost of $50.0 and a fair value of $48.1 are restricted for sale until May 2009.
(9)	Portfolio company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”).

Note 2. Organization

We are a non-diversified, closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”), the buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and directly to early stage and mature private and small public companies. We refer to these investments as our private finance portfolio. We also invest in structured product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us through subsidiaries of our wholly-owned portfolio company, American Capital, LLC. As an alternative asset manager, we had $11 billion of capital resources under management as of March 31, 2009.

We are the sole shareholder of American Capital Financial Services, Inc. (“ACFS”). Through ACFS, we provide advisory, management and other services to our portfolio companies. Our primary business objectives are to increase our taxable income, net realized earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

Note 3. Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2008, our independent registered public accounting firm, Ernst & Young LLP, concluded that substantial doubt existed about our ability to continue as a going concern as a result of being in breach of certain financial covenants under our unsecured borrowing arrangements. The breach of these financial covenants was primarily due to the significant decrease in our shareholders’ equity as a result of net unrealized depreciation on our portfolio investments during 2008. As of March 31, 2009, we continued to be in breach of these financial covenants on $2.3 billion of unsecured borrowing arrangements. As a result, during the continuance of these events of defaults, the lenders and note holders under such borrowing arrangements may declare all borrowings outstanding under their respective arrangements to be immediately due and payable after any applicable notice periods. If this were to occur, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

would become due as a result of such acceleration or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations.

However, we continue to believe that we will have adequate liquidity to continue to fund our operations and the interest payments on our borrowing arrangements, including any default interest, in the absence of an acceleration of the maturity of the debt. We continue to have active discussions with our unsecured lenders and note holders regarding a restructuring of our borrowing arrangements. During the first quarter of 2009, we also retained Miller Buckfire & Co. LLC as a financial advisor to assist us in our efforts to restructure these borrowing arrangements. We continue to believe that we will successfully renegotiate the unsecured borrowing arrangements with our lenders and note holders and that we will continue to exist as a going concern.

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. Our consolidated financial statements included in this Form 10-Q have been prepared on a going concern basis and do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.

Note 4. Significant Accounting Policies

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount (“OID”) is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the origination or purchase of loans and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities or redemption value that is not sufficient to cover the contractual interest or dividend, we will generally not accrue interest or dividend income on the notes or securities.

Interest income on CMBS, CLO and CDO investments is recognized on the effective interest method as required by Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF No. 99-20”).

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Under EITF No. 99-20, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the amortized cost basis of the investment calculated in accordance with Financial Accounting Standards Board (the “FASB”) Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, (“FSP FAS 115-2”). In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans, and the timing of and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

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

We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for our investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 made amendments to SFAS No. 157 to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in FSP No. 157-4 is effective for periods ending after June 15, 2009 and is applied prospectively with early adoption permitted for periods ending after March 15, 2009. We adopted FSP No. 157-4 during the quarter ended March 31, 2009. The adoption of FSP No. 157-4 did not have a material impact on our consolidated financial statements.

SFAS No. 157 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under SFAS No. 157, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under SFAS No. 157, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under SFAS No. 157, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We determine whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by American Capital, LLC, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under SFAS No. 157 is a hypothetical secondary market.

Accordingly, we use the M&A market as our principal market for portfolio companies that we control or can gain control as of the measurement date, and we use a hypothetical secondary market for portfolio companies that we do not control or cannot gain control as of the measurement date. However, to the extent that an active market exists, we will consider that as our principal market. Our valuation policy considers the fact that no ready market exists for substantially all of our investments and that fair value for our investments must typically be determined using unobservable inputs.

Enterprise Value Waterfall Methodology

For investments in portfolio companies that we have identified the M&A market as the principal market, we estimate the fair value based on the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. For minority equity securities in which the principal market is the hypothetical secondary market, we also estimate the fair value using the Enterprise Value Waterfall valuation methodology. Prior to the adoption of SFAS No. 157, we generally used the Enterprise Value Waterfall methodology for valuing our entire private finance portfolio that was not publicly traded. Upon the adoption of SFAS No. 157, we no longer use the Enterprise Value Waterfall methodology for valuing debt and redeemable preferred equity investments that we do not control or cannot gain control as of the measurement date.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. In using the Enterprise Value Waterfall valuation methodology, we consider the in-use valuation premise under SFAS No. 157, which assumes the loans and equity securities are sold together, and which we believe is appropriate as this would provide the maximum proceeds to the seller. In applying the Enterprise Value Waterfall valuation methodology, we also consider that in a change of control transaction, our loans are generally required to be repaid and that a buyer cannot assume the loan.

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

In valuing convertible debt, equity or other similar securities, we value our investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt at the face amount of the debt to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero.

Market Yield Valuation Methodology

For investments in portfolio companies for which we are required to identify the hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology based on an exchange valuation premise under SFAS No. 157.

For debt and redeemable preferred equity investments of our private finance portfolio for which we do not control or cannot gain control as of the measurement date, we estimate the fair value based on such factors as third-party broker quotes and our own assumptions in the absence of market observable data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We estimate the remaining life based on market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

New Accounting Pronouncement

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1”), which expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods for publicly traded entities. FSP No. 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. FSP No. 107-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the interim disclosure requirements of FSP No. 107-1 as of March 31, 2009.

Derivative Financial Instruments

We maintain an interest rate risk management strategy under which we use derivative financial instruments to primarily manage the adverse impact of interest rates changes on our cash flows by locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligation under the terms of our asset securitizations. We do not hold or issue derivative financial instruments for speculative purposes. All derivative financial instruments are recorded at fair value with changes in fair value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of interest rate derivative agreements is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period, adjusted for non-performance risk based on our credit risk and our counterparty’s credit risk. We consider the impact of any collateral requirements, credit enhancements or netting arrangements in evaluating credit risk.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. We have applied the disclosure requirements of SFAS No. 161 as of March 31, 2009.

Note 5. Investments

Investments consist of loans and securities issued by publicly- and privately-held companies consisting of senior debt, subordinated debt, equity warrants, preferred and common equity securities and derivative agreements. Our loans are payable in installments with final maturities ranging generally from five to ten years and many are collateralized by assets of the borrower. We also make investments that do not produce current income. These investments typically consist of equity warrants, common equity and preferred equity and are identified in the accompanying consolidated schedule of investments. We also invest in both investment grade and non-investment grade Structured Products.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of March 31, 2009.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•

Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 4, Investment Valuation Policy for further information regarding the investment valuation policies used to determine the fair value of our Level 3 investments.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following fair value hierarchy table sets forth our investment portfolio by level as of March 31, 2009 and December 31, 2008, respectively (in millions):

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$2,616	$2,616
Subordinated debt	—	—	2,250	2,250
Preferred equity	—	—	1,271	1,271
Common equity	—	83	418	501
Equity warrants	—	—	58	58
Structured products	—	—	143	143
Derivative agreements, net	—	—	(92)	(92)

Total investments, net	$—	$83	$6,664	$6,747

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$2,760	$2,760
Subordinated debt	—	—	2,351	2,351
Preferred equity	—	—	1,344	1,344
Common equity	—	102	601	703
Equity warrants	—	—	74	74
Structured products	—	—	186	186
Derivative and option agreements, net	—	—	(213)	(213)

Total investments, net	$—	$102	$7,103	$7,205

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended March 31, 2009 (in millions):

	Balances, January 1, 2009	Realized Gains/ (Losses)(1)	Reversal of Prior Period Depreciation on Realization(2)	Unrealized Appreciation/ (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, net(4)	Transfers In & Out of Level 3	Balances, March 31, 2009
Senior debt	$2,760	$(11)	$11	$(138)	$(6)	$—	$2,616
Subordinated debt	2,351	(27)	30	(125)	21	—	2,250
Preferred equity	1,344	(29)	30	(89)	15	—	1,271
Common equity	601	(3)	—	(251)	71	—	418
Equity warrants	74	(9)	7	(6)	(8)	—	58
Structured products	186	—	—	(47)	4	—	143
Derivative and option agreements, net	(213)	(50)	49	53	69	—	(92)

Total	$7,103	$(129)	$127	$(603)	$166	$—	$6,664

(1)	Included in net realized (loss) gain on investments in the consolidated statements of operations. Excludes $2 million in losses on realized foreign currency transactions on other corporate activity denominated in a foreign currency.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

(2)	Included in net unrealized depreciation of investments in the consolidated statements of operations.
(3)	Excludes $2 million of unrealized appreciation related to foreign currency translation for American Capital borrowings that are denominated in a foreign currency.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or cumulative dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

As of March 31, 2009 and December 31, 2008, loans on non-accrual status were $1,103 million and $871 million, respectively, calculated as the cost plus unamortized OID, and $214 million and $150 million, respectively, at fair value. As of March 31, 2009 and December 31, 2008, loans with a principal balance of $28 million were greater than three months due, excluding loans on non-accrual status.

The composition summaries of our investment portfolio, at cost and fair value as a percentage of total investments, excluding derivative and option agreements, are shown in the following tables:

	March 31, 2009	December 31, 2008
COST

Senior debt	31.7%	31.9%
Subordinated debt	26.3%	26.5%
Preferred equity	16.0%	16.3%
Common equity	16.0%	15.2%
Structured products	9.0%	9.0%
Equity warrants	1.0%	1.1%

	100.0%	100.0%

	March 31, 2009	December 31, 2008
FAIR VALUE

Senior debt	38.2%	37.2%
Subordinated debt	32.9%	31.7%
Preferred equity	18.6%	18.1%
Common equity	7.3%	9.5%
Structured products	2.1%	2.5%
Equity warrants	0.9%	1.0%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments, excluding derivative and option agreements. Our investments in European Capital Limited (“European Capital”), CLO and CDO securities are excluded from the table below. Our investments in ACAS CRE CDO 2007-1, Ltd. and CMBS are classified in the Real Estate category.

	March 31, 2009	December 31, 2008
COST

Commercial Services and Supplies	11.2%	11.7%
Real Estate	10.3%	10.3%
Household Durables	9.1%	9.0%
Internet and Catalog Retail	5.1%	5.2%
Life Sciences Tools and Services	4.0%	3.9%
Food Products	3.8%	3.8%
Health Care Providers and Services	3.6%	3.6%
Health Care Equipment and Supplies	3.5%	3.5%
Diversified Financial Services	3.5%	3.4%
Hotels, Restaurants and Leisure	3.3%	3.3%
Auto Components	3.1%	3.1%
Diversified Consumer Services	3.1%	3.1%
Construction and Engineering	2.9%	3.1%
Electrical Equipment	2.8%	2.8%
IT Services	2.2%	2.2%
Pharmaceuticals	2.0%	2.0%
Containers and Packaging	1.9%	1.9%
Computers and Peripherals	1.8%	1.8%
Electronic Equipment and Instruments	1.7%	1.8%
Software	1.6%	1.6%
Internet Software and Services	1.6%	1.7%
Leisure Equipment and Products	1.5%	1.5%
Building Products	1.5%	1.5%
Aerospace and Defense	1.4%	1.4%
Other	13.5%	12.8%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	March 31, 2009	December 31, 2008
FAIR VALUE

Commercial Services and Supplies	11.4%	11.6%
Household Durables	8.0%	7.8%
Life Sciences Tools and Services	5.1%	4.8%
Electrical Equipment	5.0%	4.7%
Health Care Equipment and Supplies	4.9%	4.7%
Real Estate	4.9%	4.8%
Internet and Catalog Retail	4.7%	4.6%
Diversified Consumer Services	4.5%	4.3%
Hotels, Restaurants and Leisure	3.9%	3.6%
Diversified Financial Services	3.7%	3.6%
Health Care Providers and Services	3.6%	3.3%
Pharmaceuticals	3.1%	2.8%
Auto Components	3.0%	3.2%
Food Products	2.9%	3.0%
Software	2.5%	2.3%
Electronic Equipment and Instruments	2.3%	2.2%
Construction and Engineering	2.2%	2.7%
IT Services	2.0%	1.8%
Energy Equipment and Services	1.9%	1.8%
Computers and Peripherals	1.9%	2.0%
Building Products	1.8%	2.0%
Aerospace and Defense	1.6%	2.1%
Containers and Packaging	1.6%	1.7%
Internet Software and Services	1.5%	1.4%
Other	12.0%	13.2%

	100.0%	100.0%

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

	March 31, 2009	December 31, 2008
COST

Southwest	20.5%	20.8%
Mid-Atlantic	18.8%	19.5%
International	15.8%	16.1%
Southeast	12.6%	12.4%
South-Central	12.2%	11.6%
Northeast	11.6%	11.7%
North-Central	8.1%	7.3%
Northwest	0.4%	0.6%

	100.0%	100.0%

	March 31, 2009	December 31, 2008
FAIR VALUE

Southwest	23.5%	24.3%
Mid-Atlantic	19.6%	21.7%
South-Central	15.0%	13.8%
Northeast	12.1%	12.0%
Southeast	11.1%	10.7%
North-Central	9.6%	8.1%
International	8.8%	8.8%
Northwest	0.3%	0.6%

	100.0%	100.0%

Note 6. Borrowings

Our debt obligations consisted of the following as of March 31, 2009 and December 31, 2008 (in millions):

	March 31, 2009	December 31, 2008
Unsecured revolving credit facility, $1,409 million commitment	$1,386	$1,389
Unsecured public debt due October 2012	548	548
Unsecured private debt due September 2009	82	82
Unsecured private debt due August 2010	126	126
Unsecured private debt due February 2011	23	24
Unsecured private debt due September 2011	85	85
Unsecured private debt due October 2020	75	75
ACAS Business Loan Trust 2004-1 asset securitization	196	201
ACAS Business Loan Trust 2005-1 asset securitization	798	798
ACAS Business Loan Trust 2006-1 asset securitization	421	427
ACAS Business Loan Trust 2007-1 asset securitization	352	381
ACAS Business Loan Trust 2007-2 asset securitization	285	292

Total	$4,377	$4,428

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The daily weighted average debt balance for the three months ended March 31, 2009 and 2008 was $4,401 million and $4,833 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2009 and 2008 was 4.7% and 5.2%, respectively.

As of March 31, 2009 and December 31, 2008, the aggregate fair value of the above borrowings was $2,722 million and $3,172 million, respectively. The fair values of our debt obligations are determined in accordance with SFAS No. 157, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Secured Revolving Credit Facility

On March 12, 2009, we terminated our $500 million secured revolving credit facility with Wachovia Capital Markets, LLC, as deal agent. All borrowings under the facility were repaid during the third quarter of 2008 and had not been redrawn. We terminated the facility in connection with our effort to further delever our balance sheet and to reduce our overall borrowing costs. We did not incur any early termination fees or penalties as a result of the termination of the facility. We recorded a loss on debt extinguishment of $5 million as a result of writing off the deferred debt issuance costs, which is recorded in net gain on debt extinguishment in the accompanying consolidated statements of operations.

Unsecured Revolving Credit Facility

As of March 31, 2009 and December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant and certain other covenants for this facility. On March 5, 2009, the lenders under this facility sent a notice of such events of default to us. During the continuance of these events of default, lenders representing a majority of the commitments may declare the outstanding principal and accrued interest to be due and payable immediately. Pursuant to the terms of the facility, the applicable spread on any borrowings outstanding under this facility increased during the first quarter of 2009 by 2.00% as a result of an event of default. Also, due to the events of default, all LIBOR borrowings outstanding were automatically converted into base rate loans from index rate loans. The applicable interest rate for base rate loans is the greater of the prime rate or the Federal funds rate plus 0.50%. As a result of rating agency downgrades during the first quarter of 2009, the applicable spread over the applicable base rate increased from 2.25% to 3.75% and the unused commitment fee increased from 0.50% to 0.80% as of March 2, 2009. As of March 31, 2009, the total interest rate on this facility was 9.00% for borrowings denominated in U.S. dollars.

Unsecured Public Debt

As of March 31, 2009 and December 31, 2008, we were not in compliance with the asset coverage covenant for these notes. Under the indenture for the notes, we had a 60-day period to cure the default, which commenced on March 3, 2009, the date that we received notice of the default from certain note holders. Following the expiration of the 60-day cure period, the default matured into an event of default under the indenture. Pursuant to

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

the terms of the notes, during the continuance of this event of default, the trustee or the holders of at least 25% of the outstanding principal amount of the notes may declare the principal and accrued interest to be due and payable immediately. The holders of more than 50% of the outstanding principal amount of the notes can rescind any acceleration if all late payments are made and any events of default are cured or waived. As of the date of this filing, no acceleration actions have been taken by the note holders. As a result of rating agency downgrades during the first quarter of 2009, the interest rate on these notes increased by 1.75 % effective February 2, 2009 to a total rate of 8.60% as of March 31, 2009.

Unsecured Private Debt

As of March 31, 2009 and December 31, 2008, we were not in compliance with certain financial covenants, including the minimum consolidated tangible net worth covenant, the available debt asset coverage covenant and the asset coverage covenant for each series of these notes. In addition, as of March 31, 2009, we were not in compliance with the ratio of consolidated debt to consolidated shareholders’ equity covenant for each series. On March 5, 2009, the note holders sent a notice of such events of default to us. Pursuant to the terms of the notes, during the continuance of these events of default, the holders of more than 50% of the outstanding principal amount of each series of the notes can declare that all amounts outstanding under the notes for the respective series are immediately due and payable, at which time a default rate equal to the greater of 2.00% above the stated rate for each series or 2.00% over the prime rate will be applied on all overdue amounts. The holders of more than 50% of the outstanding principal amount of each series of notes can rescind any acceleration of the notes in that series if all late payments are made, any events of default are cured or waived and no judgment or decree has been entered for the payment of any monies due on the notes. As of the date of this filing, no acceleration actions have been taken by the note holders.

Securitizations

In February 2009, we repurchased $20 million of Class B notes issued by our indirect wholly owned consolidated subsidiary, ACAS Business Loan Trust 2007-1 for $3 million. As a result of this purchase, we recognized a $17 million gain during the quarter ended March 31, 2009 which is recorded in net gain on debt extinguishment in the accompanying consolidated statements of operations.

As of March 31, 2009, we were in compliance with all of our asset securitizations.

Note 7. Interest Rate Derivatives

We use interest rate derivative financial instruments to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We do not hold or issue derivative financial instruments for speculative purposes. All interest rate derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period, adjusted for the nonperformance risk of us and our counterparties. We record the accrual of periodic interest settlements of interest rate swap agreements in net unrealized appreciation or depreciation of investments and subsequently record the amount as a net realized gain or loss on investments on the interest settlement date.

We have interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we pay a floating rate based on LIBOR and receive a fixed rate. The fair value of our interest rate derivative agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedule of investments.

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

During the quarter ended March 31, 2009, we recorded $53 million of net unrealized appreciation from interest rate swap agreements in the financial statement line item derivative and option agreements in our consolidated statements of operations, primarily due to a credit risk adjustment related to an adverse change in our credit rating. During the quarter ended March 31, 2009, we recorded $6 million of net realized loss from interest rate swap agreements in the financial statement line item derivative and option agreements in our consolidated statements of operations.

Cash payments received or paid for the termination of an interest rate derivative agreement are recorded as a realized gain or loss upon termination in our consolidated statements of operations and are classified under investing activities on our consolidated statements of cash flows. During the first quarter of 2009, no interest rate swap agreements were terminated prior to their maturity as compared to a net cash settlement payment of $1 million for the three months ended March 31, 2008.

Credit Risk-Related Contingent Features

We have agreements with certain of our derivative counterparties that allow the counterparty, to declare an early termination event on its outstanding derivative transactions with us if an event of default on certain of our indebtedness in amounts that range from the greater of $5 million to $15 million. As of March 31, 2009, the fair value of derivatives in a liability position related to these agreements was $14 million, and our liability in the event the counterparties should elect to terminate their derivative transactions outstanding with us was $69 million.

We also have agreements with certain of our derivative counterparties that contain a provision that states that if a counterparty has accelerated certain of our indebtedness in an amount greater than $15 million, then the counterparty may declare an early termination event on its derivative transactions outstanding with us. As of March 31, 2009, the fair value of derivatives in a liability position related to these agreements was $9 million, and our liability in the event the counterparties should elect to terminate their derivative transactions outstanding with us was $19 million.

We have an agreement with a derivative counterparty that contains a provision that states that if our unsecured debt rating falls below BB- as rated by Fitch Ratings, BB- as rated by Standard & Poor’s Rating Services or Ba3 by Moody’s Investors Services, Inc., then an additional termination event will occur, which gives the counterparty an option to declare an early termination event on its derivative transactions outstanding with us. As of March 31, 2009, this termination event had occurred, but the counterparty had not elected to terminate its transactions outstanding with us. As of March 31, 2009, the fair value of derivatives in a liability position related to this agreement was $9 million, and our liability in the event the counterparty should elect to terminate its derivative transactions outstanding with us was $40 million.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

We have agreements with certain of our derivative counterparties that contain a provision that states that if our unsecured revolving credit facility is terminated, or the counterparty does not continue to be a lender under our unsecured revolving credit facility, and we do not post collateral for our derivative obligations related to this counterparty or make arrangements for the counterparty to transfer its rights and obligations under the derivative agreement within 30 days, then an additional termination event will occur, which gives the counterparty an option to declare an early termination event on its derivative transactions outstanding with us. As of March 31, 2009, this termination event had not occurred. As of March 31, 2009, the fair value of derivatives in a liability position related to these agreements was zero.

Note 8. Earnings Per Share

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards and shares issued under forward sales agreements is not included if the result would be anti-dilutive, such as when a net loss is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is net loss. As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in computing basic EPS, even if we have positive net operating income. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the three months ended March 31, 2009 and 2008 as we incurred a net loss for those periods.

Stock options and unvested employee stock awards of 40.7 million and 28.7 million were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, either because the respective exercise prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive.

Note 9. Segment Data

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

Our Asset Management/Advisory segment provides management services to both our portfolio companies and alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio companies and includes both management fees for providing advice and analysis to our portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market transactions, which may not be recurring in nature. Our Asset Management/Advisory segment also includes our alternative asset fund management business, which is conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent that American Capital, LLC declares regular quarterly dividends of its quarterly net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income. The results for our Asset Management/Advisory segment also include the net realized gain (loss) and net unrealized appreciation (depreciation) of our investment in American Capital, LLC.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for the three months ended March 31, 2009 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$179	$—	$179
Fee and other income	2	14	16

Total operating income	181	14	195

Interest	52	—	52
Salaries, benefits and stock-based compensation	34	19	53
General and administrative	15	11	26

Total operating expenses	101	30	131

Operating income (loss) before income taxes	80	(16)	64
Provision for income taxes	—	—	—

Net operating income (loss)	80	(16)	64

Net gain on extinguishment of debt	12	—	12
Net realized loss on investments	(131)	—	(131)
Net unrealized depreciation of investments	(330)	(162)	(492)

Net decrease in net assets resulting from operations	$(369)	$(178)	$(547)

Total assets	$7,154	$57	$7,211

The following table presents segment data for the three months ended March 31, 2008 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$251	$7	$258
Fee and other income	4	30	34

Total operating income	255	37	292

Interest	63	—	63
Salaries, benefits and stock-based compensation	25	31	56
General and administrative	13	10	23

Total operating expenses	101	41	142

Operating income (loss) before income taxes	154	(4)	150
(Provision) benefit for income taxes	(3)	4	1

Net operating income	151	—	151

Net realized gain on investments	33	—	33
Net unrealized depreciation of investments	(857)	(140)	(997)

Net decrease in net assets resulting from operations	$(673)	$(140)	$(813)

Total assets	$9,848	$371	$10,219

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 10. Commitments

As of March 31, 2009, we had commitments under loan and financing agreements to fund up to $669 million to 54 portfolio companies. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as meeting covenant compliance and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other debt and equity securities in our portfolio.

Note 11. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income of our investment company based on our tax fiscal year. Ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed, or intend to distribute, sufficient dividends to eliminate taxable income for all of our tax fiscal years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to income tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on September 30.

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

Under the 1940 Act, if a BDC has any senior debt securities outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage is below certain thresholds at the time of the distribution after deducting the amount of such dividend. However, we have received guidance from the staff of the SEC that notwithstanding this provision of the 1940 Act, we may declare and pay dividends pursuant to the above revenue procedure issued by the Internal Revenue Service.

Note 12. Related Party Transactions

Prior to the enactment of the Sarbanes-Oxley Act in June 2002, we provided loans to employees for the exercise of options under the employee stock option plans. The loans required the current payment of interest at a market rate, had varying terms not exceeding nine years and were recorded as a reduction of shareholders’ equity

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

in the accompanying consolidated balance sheets. The loans were evidenced by full recourse notes and had to be repaid in full at the earlier of maturity or 60 days following termination of employment. The shares of our common stock that the employees purchased with the proceeds of a loan were posted as collateral. Under the terms of the loan agreements, if 95% of the outstanding loan balance was less than the aggregate value of the common stock collateral for such loan and any additional collateral, the loan maturity would be automatically accelerated and the collateral foreclosed upon. Pursuant to the loan agreements, the value of the original shares of common stock collateral was the greater of NAV per share or the average of the closing prices for the last 20 trading days. The employees could avoid acceleration under their respective loans and foreclosure by delivering additional collateral to us prior to an event of default. As of December 31, 2008, the aggregate amount of the notes receivable relating to the option exercise was $5 million. The loans were secured by an aggregate 0.2 million shares of the common stock purchased with the proceeds from the loans.

During February 2009, an employee pledged additional 0.9 million shares of our common stock as collateral, which was valued at the closing prices for the last 20 trading days. Due to the decline in our NAV per share as of December 31, 2008, the outstanding stock option loans became under collateralized on March 2, 2009, triggering an automatic event of default and foreclosure on the 1.1 million shares of common stock collateral in satisfaction of the loans. The shares of common stock that we received in the foreclosure are included in treasury stock and are not included in our outstanding shares of common stock. We had no further stock option loans outstanding as of March 31, 2009.

Note 13. Investment in European Capital

Acquisition of European Capital

On November 10, 2008, American Capital and European Capital entered into an implementation agreement regarding our proposal to acquire all of the ordinary shares of European Capital held by other investors, representing 32.3% of European Capital’s outstanding ordinary shares, by means of a “scheme of arrangement” under Guernsey company law. Under the terms of the agreement, each European Capital shareholder other than us would receive 0.333 of our shares of common stock for every one ordinary share that they owned of European Capital. On February 19, 2009, our shareholders approved a proposal authorizing us to sell shares of our common stock below NAV per share in certain instances, including in connection with the proposed acquisition of European Capital. On March 19, 2009, the proposed transaction was approved by a special majority of the shareholders of European Capital, not including us. The acquisition became effective as of March 26, 2009, following approval by of the Royal Court of Guernsey. In connection with the transaction, we issued 11.5 million shares of our common stock with a value of $25 million as of March 26, 2009 in exchange for the outstanding European Capital ordinary shares.

Put Option Agreement

On November 19, 2008, we entered into a put option agreement with European Capital under which European Capital could put some or all of certain investments to us at a predetermined put price. Under the terms of the agreement, the put option could be exercised at any time commencing on January 1, 2010 and expiring on December 31, 2010. In consideration for entering into the put option agreement, European Capital paid us €16 million ($20 million). The fair value of the put option liability as of December 31, 2008 was $69 million (€49 million) which is included in derivative and option agreements in our consolidated balance sheet. On March 30, 2009, we entered into a termination agreement with European Capital to terminate the put option

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

agreement. Under the terms of the termination agreement, we settled the put option obligation by paying European Capital the fair value of the put option obligation of $65 million (€49 million). As a result, we recognized a realized loss of $44 million offset by the reversal of unrealized depreciation of $49 million in our consolidated statements of operations.

Revolving Credit Facilities

In February 2008, we provided a $400 million subordinated, unsecured revolving credit facility (the “Term A Facility”) to European Capital. Borrowings under the Term A Facility bear interest at LIBOR plus 700 basis points. The Term A Facility has an unused commitment fee of 20 basis points and matures in February 2011. As of March 31, 2009, the outstanding balance under the Term A Facility was $308 million and the remaining unfunded commitment was $92 million. In October 2008, we amended the loan agreement to extend an additional $250 million subordinated, unsecured revolving credit facility (the “Term B Facility”) to European Capital. Borrowings under the Term B Facility bear interest at LIBOR plus 800 basis points. The Term B Facility has an unused commitment fee of 20 basis points and matures in November 2009. As of March 31, 2009, there was no outstanding balance under the Term B Facility. Under each facility, standby letters of credit can be issued for the account of European Capital. Issuances of standby letters of credit would reduce the available commitments under each facility. Any funding of a standby letter of credit that is not reimbursed by European Capital on the disbursement date will bear interest at the rate of the respective facility. As of March 31, 2009, there were $116 million of standby letters of credit issued under both facilities.

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

EXECUTIVE OVERVIEW

We are a publicly traded private equity firm and a global asset manager. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”) and buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and provide capital directly to early stage and mature private and small public companies. In addition, we also invest in structured product investments including CMBS, CLO and CDO securities (“Structured Products”) and invest in alternative asset funds managed by us. We are also an alternative asset manager with $11 billion of capital resources under management as of March 31, 2009.

Our primary business objectives are to increase our taxable income, net realized earnings and net asset value (“NAV”) by investing in private equity, private debt, private real estate investments, early, middle and late stage technology investments, special situations, credit opportunities, alternative asset funds managed by us and structured finance investments with attractive current yields and/or potential for equity appreciation and realized gains.

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

The total value of our investment portfolio was $6,849 million and $7,427 million as of March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009 and 2008, we originated investments in 12 and 23 portfolio companies, respectively. Our new investment amounts represent the gross committed capital on the origination date. The type and aggregate dollar amount of our new investments during the three months ended March 31, 2009 and 2008 were as follows (in millions):

	Three Months Ended March 31,
	2009	2008
American Capital sponsored buyouts	$—	$303
Direct investments	—	113
Investments in managed funds	—	400
Structured products	—	48
Add-on financing for growth and working capital	—	13
Add-on financing for working capital in distressed situations	25	30
Add-on financing for recapitalizations	15	2

Total	$40	$909

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Principal prepayments	$42	$240
Loan syndications and sales	8	274
Scheduled principal amortization	10	17
Payment of accrued PIK interest and dividend and original issue discounts	4	20
Sale of equity investments	15	380

Total	$79	$931

Public Manager of Funds of Alternative Assets

We are a leading global alternative asset manager of third-party funds. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we also manage European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LLC (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”) and American Capital CRE CDO 2007-1, Ltd. (“ACAS CRE CDO”). We refer to the asset management business throughout this report to include the asset management activities conducted by our wholly-owned portfolio company, American Capital, LLC.

As of March 31, 2009, our assets under management totaled $11 billion, including $4 billion under management in the third-party funds named above. As of March 31, 2009, our capital resources under management totaled $11 billion, including $4 billion under management in the third-party funds named above. Our third-party assets under management do not include the assets of European Capital since we own 100% of European Capital. As a result, only our investment in European Capital is included in our assets under management.

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

The following table sets forth certain information with respect to our funds under management as of March 31, 2009:

	American Capital	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1	ACAS CRE CDO
Fund type	Public Alternative Asset Manager & Fund	Private Fund	Public REIT Fund - The NASDAQ Global Market	Private Fund	Private Fund	Private Fund	Private Fund
Established	1986	2005	2008	2006	2007	2006	2007
Assets	$7.2 Billion(1)	$1.8 Billion(2)	$2.4 Billion	$0.6 Billion	$0.3 Billion	$0.4 Billion	$0.1 Billion
Investment types	Senior & Subordinated Debt, Equity, Structured Products	Senior & Subordinated Debt, Equity, Structured Products	Agency Securities	Equity	Equity	Senior Debt	CMBS
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in third-party funds that we manage.
(2)	Excluded from our third-party funds as we now own 100% of ECAS.

Summary of Critical Accounting Policies

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: valuation of investments; interest and dividend income recognition; stock-based compensation; and derivative financial instruments. All of our critical accounting policies are fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. The following are critical accounting policies for valuation of Investments and interest and dividend income recognition.

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

We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 provides a framework for measuring the fair value of assets and liabilities and also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 made amendments to SFAS No. 157 to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in FSP No. 157-4 is effective for periods ending after June 15, 2009 and is applied prospectively with early adoption permitted for periods ending after March 15, 2009. We adopted FSP No. 157-4 during the quarter ended March 31, 2009. The adoption of FSP No. 157-4 did not have a material impact on our consolidated financial statements.

SFAS No. 157 defines fair value in terms of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under SFAS No. 157, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under SFAS No. 157, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

The market in which we would sell our private finance investments is the M&A market. Under SFAS No. 157, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We decide whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by American Capital, LLC, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under SFAS No. 157 is a hypothetical secondary market. The determination of the principal market used to estimate the fair value of each of our investments can have a material impact on our estimate of the fair value of our investments.

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157. Where inputs for an asset or liability fall into more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of March 31, 2009.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments as follows:

-	For investments in securities of companies that are publicly traded for which we have a controlling interest, the fair value of the investment is based on the closing price of the security on the measurement date adjusted for the fair value of a control premium, if any, based on the value above the closing market quote that would be obtainable upon a sale of our controlling interest. A control premium incorporated into the valuation would be considered a Level 3 input if it has a significant impact on the determination of fair value.

-	For investments in portfolio companies for which we have identified the M&A market as the principal market, we estimate the fair value based on the Enterprise Value Waterfall valuation methodology. Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise fair value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. For minority equity securities, we also estimate the fair value using the Enterprise Value Waterfall valuation methodology. To estimate the enterprise value of the portfolio company, we prepare an analysis consisting of traditional valuation methodologies including market, income and cost approaches. We weight some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to conclude on our estimate of the enterprise value. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company’s assets, third-party valuations of the portfolio company, considering offers from third-parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. This financial and other information is generally obtained from our portfolio companies, and may represent unaudited, projected or pro-forma financial information. The assumptions incorporated in the valuation methodologies used to estimate the enterprise value consists primarily of unobservable Level 3 inputs, including management assumptions based on judgment. A change in these assumptions could have a material impact on the determination of fair value.

-	For investments in portfolio companies for which we have identified the hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that a hypothetical market participant would use to value the investment in a current hypothetical sale using a Market Yield valuation methodology. In applying the Market Yield valuation methodology, we estimate the fair value based on such factors as third-party broker quotes and market participant assumptions including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The assumptions used to estimate the fair value in a hypothetical secondary market are considered primarily Level 3 inputs. We weight third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. In estimating the remaining life, we generally use an average life based on market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated life based on the expected repayment date. The average life used to estimate the fair value of our loans is generally shorter than the legal maturity of the loans as our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our loans is based on our experience of current interest rate spreads on similar loans. A change in the unobservable inputs and assumptions that we use to estimate the fair value of our loans could have a material impact on the determination of fair value.

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

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

See Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding the classification of our investment portfolio by Levels 1, 2 and 3 as of March 31, 2009.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount (“OID”) is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the origination or purchase of loans and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities or redemption value that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.

A change in the portfolio company valuation assigned by us could have an effect on the amount of loans on non-accrual status. Also, a change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest recognition.

Interest income on CMBS, CLO and CDO investments is recognized on the effective interest method as required by Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF No. 99-20”). Under EITF No. 99-20, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the amortized cost basis of the investment calculated in accordance with Financial Accounting Standards Board (the “FASB”) Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, (“FSP FAS 115-2”). In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans, and the timing of and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

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

The consolidated operating results for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Operating income	$195	$292
Operating expenses	131	142

Operating income before income taxes	64	150
Benefit for income taxes	—	1

Net operating income	64	151
Net gain on extinguishment of debt	12	—
Net realized (loss) gain on investments	(131)	33

Net realized (loss) earnings	(55)	184
Net unrealized depreciation of investments	(492)	(997)

Net decrease in net assets resulting from operations	$(547)	$(813)

Net Operating Income

Operating Income

We have two primary lines of business: Investing and Asset Management/Advisory. We derive the majority of our operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and our alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio company investments and includes both management fees for providing managerial advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market M&A transactions, which may not be recurring in nature. Our Asset Management/Advisory segment also includes our third-party alternative asset fund management business. As of March 31, 2009, all of our third-party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent that American Capital, LLC declares regular quarterly dividends of its net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income.

The following is a summary of our operating income by segment for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009			2008
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$179	$—	$179	$251	$7	$258
Fee and other income	2	14	16	4	30	34

Total operating income	$181	$14	$195	$255	$37	$292

Investing Segment

Operating income from our Investing segment consisted of the following for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Interest income on debt securities	$150	$194
Dividend income on equity securities	28	53
Interest income on bank deposits	1	4

Interest and dividend income	179	251

Prepayment fees	—	2
Other fees	2	2

Fee and other income	2	4

Total operating income	$181	$255

Interest income on debt investments decreased by $44 million, or 23%, to $150 million for the three months ended March 31, 2009 from $194 million for the comparable period in 2008 due to a decline in the weighted average effective interest rate on our debt investments. Dividend income on equity securities decreased by $25 million, or 47%, to $28 for the three months ended March 31, 2009 from $53 million for the comparable period in 2008, primarily due to the discontinuation of dividends by European Capital and a reduction in accrued dividends on private finance preferred stock investments primarily due to uncertainty on future collectability.

The following table summaries selected data for our debt and equity investments, at cost, for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended March 31,
	2009	2008
Effective interest rate on debt investments(1)(2)	8.6%	11.8%
Debt investments(1)	$6,973	$6,596
Average monthly one-month LIBOR	0.5%	3.0%
Non-accrual loans at face as of period end	$1,103	$375
Non-accrual loans at fair value as of period end	$214	$80
Effective yield on equity investments(1)(3)	3.1%	5.3%
Equity investments(1)(3)	$3,745	$4,049
Effective yield on debt and equity investments(1)(3)	6.7%	9.3%
Debt and equity investments(1)(3)	$10,718	$10,645

(1)	Monthly weighted average.
(2)	Includes CMBS
(3)	Excludes our equity investments in alternative asset fund management portfolio companies.

The monthly weighted average effective interest rate on debt investments decreased 320 basis points to 8.6% for the three months ended March 31, 2009 from 11.8% for the three months ended March 31, 2008 due to (i) a 250 basis point decrease in the average monthly one-month LIBOR from the prior year, (ii) an increase in non-accrual loans, (iii) partially offset by an increase in the interest spreads on recent loan originations.

The monthly weighted average effective yield on equity investments decreased 220 basis points to 3.1% for the three months ended March 31, 2009 from 5.3% for the three months ended March 31, 2008. The decrease is primarily due to (i) a lower accrual of dividends on our preferred stock investments of our private finance portfolio and (ii) lower cash dividends from our investment in European Capital. We recorded dividend income on our equity investment in European Capital of $17 million for the three months ended March 31, 2008. We did not record any dividend income on our equity investment in European Capital for the three months ended March 31 2009.

Asset Management/Advisory Segment

Operating income from our Asset Management/Advisory segment consisted of the following for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Dividend income from American Capital, LLC	$—	$7

Dividend income	—	7

Loan financing fees	—	8
Equity financing fees	—	4
Transaction structuring fees	—	3
Fund asset management fees and reimbursements	8	6
Portfolio company advisory and administrative fees	5	6
Other	1	3

Fee and other income	14	30

Total operating income	$14	$37

Dividend Income

To the extent American Capital, LLC declares dividends of its net operating income to us, such dividends would be included as dividend income. The net operating income of American Capital, LLC is comprised of the base management fees, profit sharing (called carried interest or incentive fee) and transaction fees it earns less the operating expenses it incurs for providing fund management services. American Capital, LLC did not declare a dividend during the three months ended March 31, 2009. American Capital, LLC declared dividends of $7 million for three months ended March 31, 2008.

Fee and Other Income

During the three months ended March 31, 2009, we did not complete any American Capital sponsored buyouts and did not provide any financing in buyouts sponsored by other private equity firms. As a result, we did not earn any loan financing, equity financing or transaction structuring fees for the three months ended March 31, 2009.

Operating Expenses

Operating expenses decreased $11 million, or 8%, for the three months ended March 31, 2009 over the comparable period in 2008. Operating expenses consisted of the following for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Interest	$52	$63
Salaries, benefits and stock-based compensation	53	56
General and administrative	26	23

Total operating expenses	$131	$142

Interest Expense

Interest expense for the three months ended March 31, 2009 decreased $11 million, or 17%, over the comparable period in 2008. The decrease in interest expense for the three months ended March 31, 2009 was primarily attributable to (i) a decline in LIBOR, (ii) a decrease in our weighted average borrowings, (iii) partially offset by an increase in interest rates for default interest and ratings downgrades. The weighted average interest rate on all of our borrowings for the three months ended March 31, 2009 and 2008 was 4.7% and 5.2%, respectively. Our weighted average borrowings were $4,401 million and $4,833 million for the three months ended March 31, 2009 and 2008, respectively. As of March 2, 2009, we were in default under our unsecured revolving credit facility. As a result, the applicable spread on the outstanding borrowings under this facility increased by 2.00% to remain in effect as long as we are in an event of default. Also, under the terms of our unsecured revolving credit facility and unsecured public notes, if our corporate rating from the rating agencies decreases, the interest rate for each of these facilities increases based on specified levels in the credit agreements. As a result of ratings downgrades from each of the three major rating agencies, the applicable spread on our unsecured revolving credit facility has increased an additional 1.50% and the interest rate on the unsecured public notes has increased by 1.75%.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Base salaries	$22	$26
Incentive compensation	9	—
Benefits	5	7
Stock-based compensation	17	23

Total salaries, benefits and stock-based compensation	$53	$56

Salaries, benefits and stock-based compensation for the three months ended March 31, 2009 decreased $3 million, or 5%, over the comparable period in 2008. The decrease is primarily due to a decrease in the number of employees, partially offset by an increase in incentive compensation. Our incentive compensation during the three months ended March 31, 2009 increased by $9 million, or 100%, over the comparable period in 2008 as a result of retention bonus payments. As of March 31, 2009, we had total employees of 450 compared to total employees of 589 as of March 31, 2008.

General and Administrative Expenses

General and administrative expenses increased by $3 million, or 13%, for the three months ended March 31, 2009 over the comparable period in 2008. The increase is primarily due to (i) $4 million of fees from both our and our unsecured creditors’ legal and financial advisors that have been engaged in connection with our debt restructuring negotiations and (ii) an additional $4 million of restructuring costs related to excess facilities.

Net Gain on Extinguishment of Debt

In February 2009, we repurchased $20 million of Class B notes issued by our indirect wholly owned consolidated subsidiary, ACAS Business Loan Trust 2007-1 for $3 million. As a result of this purchase, we recognized a $17 million gain during quarter ended March 31, 2009 which is recorded in net gain on debt extinguishment in the accompanying consolidated statements of operations.

On March 12, 2009, we terminated our $500 million secured revolving credit facility with Wachovia Capital Markets, LLC, as deal agent. All borrowings under the facility were repaid during the third quarter of 2008 and had not been redrawn. We terminated the facility in connection with our effort to further delever our balance sheet and to reduce our overall borrowing costs. We recorded a loss on debt extinguishment of $5 million as a result of writing off the deferred debt issuance costs, which is recorded in net gain on debt extinguishment in the accompanying consolidated statements of operations.

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments for the three months ended March 31, 2009 and 2008 consisted of the following individual portfolio company realized (loss) gain greater than $10 million (in millions):

	Three Months Ended March 31,
	2009	2008
Pasternack Enterprises, Inc	$—	$33
Exstream Holdings, Inc.	—	18
Other, net	8	—

Total gross realized portfolio gain	8	51

Barton-Cotton Holding Corporation	(74)	—
nSpired Natural Foods, Inc	—	(10)
Other, net	(13)	(13)

Total gross realized portfolio loss	(87)	(23)

Total net realized portfolio (loss) gain	(79)	28
European Capital put option agreement	(44)	—
Interest rate derivative periodic (payments) receipts, net	(6)	2
Interest rate derivative termination payments, net	—	(1)
Foreign currency transactions	(2)	5
Taxes on net realized gain	—	(1)

Total net realized (loss) gain	$(131)	$33

In the first quarter of 2009, Barton-Cotton, Incorporated, the wholly-owned operating subsidiary of Barton-Cotton Holding Corporation (“Barton-Cotton”), filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Court. Although we are pursuing our claims, we do not expect to receive any proceeds for our subordinated debt or equity investments in Barton-Cotton. We deemed our investments to be worthless and recognized a realized loss of $74 million fully offset by a reversal of unrealized depreciation.

On November 19, 2008, we entered into a put option agreement with European Capital under which European Capital could put some or all of certain investments to us at a predetermined put price. Under the terms of the agreement, the put option could be exercised at any time commencing on January 1, 2010 and expiring on December 31, 2010. In consideration for entering into the put option agreement, European Capital paid us €16 million ($20 million). The fair value of the put option liability as of December 31, 2008 was $69 million (€49 million) which is included in derivative and option agreements in our consolidated balance sheet. On March 30, 2009, we entered into a termination agreement with European Capital to terminate the put option agreement. Under the terms of the termination agreement, we settled the put option obligation by paying European Capital the fair value of the put option obligation of $65 million (€49 million). As a result, we recognized a realized loss of $44 million offset by the reversal of unrealized depreciation of $49 million in our consolidated statements of operations.

In the first quarter of 2008, we received full repayment of our remaining $29 million subordinated debt investment in Pasternack Enterprises, Inc and sold all of our equity interests for $44 million in proceeds realizing a total gain of $33 million offset by a reversal of unrealized appreciation of $35 million. The gain that we recognized included escrowed proceeds that we expected to receive of $2 million.

In the first quarter of 2008, we received full repayment of our remaining $65 million subordinated debt investment in Exstream Holdings, Inc. and sold our equity interests for $306 million in proceeds realizing a total gain of $18 million offset by a reversal of unrealized appreciation of $23 million. The gain that we recognized included escrowed proceeds that we expected to receive of $8 million.

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation (depreciation) of investments is based on valuations approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Gross unrealized appreciation of private finance portfolio investments	$33	$129
Gross unrealized depreciation of private finance portfolio investments	(401)	(276)
Impact of adopting SFAS No. 157	(52)	(180)

Net unrealized depreciation of private finance portfolio investments	(420)	(327)
Net unrealized appreciation (depreciation) of managed funds(1)	25	(123)
Net unrealized depreciation of American Capital, LLC(1)	(162)	(140)
Net unrealized depreciation of Structured Products	(46)	(361)
Reversal of prior period net unrealized depreciation (appreciation) upon realization	78	(46)

Net unrealized depreciation of portfolio investments	(525)	(997)
Foreign currency translation	(69)	73
Derivative agreements	53	(73)
Reversal of prior period net unrealized depreciation on option agreement upon realization	49	—

Net unrealized depreciation of investments	$(492)	$(997)

(1)	Excludes foreign currency translation.

Private Finance Portfolio

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

During the three months ended March 31, 2009, we recorded $420 million of net unrealized depreciation on our private finance portfolio investments, including $52 million of net unrealized depreciation as a result of applying the Market Yield valuation methodology under SFAS No. 157. The remaining $368 million of net unrealized depreciation on our private finance portfolio investments during the first quarter of 2009 was driven primarily by declines in multiples of comparable companies and reduction of historic and projected cash flows of certain portfolio companies.

As discussed in Notes 3 and 5 to our interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, we adopted SFAS No. 157 on January 1, 2008. As a result of the adoption of SFAS No. 157, we were required to modify our valuation methodologies for certain of our private finance investments. Prior to the adoption of SFAS No. 157, we generally determined the fair value of our private finance portfolio investments by using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. This valuation approach results in the determination of a fair value of our investments based on a change of control in an M&A transaction or a recapitalization of the enterprise based on the value of the enterprise. However, upon the adoption of SFAS No. 157, for investments in debt and redeemable preferred equity securities of portfolio companies for which we do not have the ability to initiate a sale of the portfolio company as of the measurement date and for which there is no active market, we are required under SFAS No. 157 to use a hypothetical secondary market as our principal market. We determine the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using the market yield (“Market Yield”) valuation methodology. During the three months ended March 31, 2009, we recorded $52 million of net unrealized depreciation as a result of using a Market Yield valuation methodology to determine the fair value of these investments instead of the Enterprise Value Waterfall valuation methodology. As of March 31, 2009, we have recognized cumulatively $495 million of net unrealized depreciation as a result of using a market yield valuation methodology. We intend to hold these private finance portfolio investments until settlement or maturity which would generally be on a change of control event such as a sale or recapitalization of the company. In general, we would not exit these investments in a secondary market where the sale proceeds would be based on a market yield. Accordingly, we do not expect to realize this $495 million of cumulative net unrealized depreciation if we hold the investments to settlement or maturity and there are no significant unanticipated credit impairments.

Under the Market Yield valuation methodology, the net unrealized depreciation of $52 million for the three months ended March 31, 2009 was driven by an increase in expected current market yields and interest rate spreads of similar loans or securities as well as a decline in LIBOR.

The remaining $368 million of net unrealized depreciation on our private finance portfolio was driven primarily by declines in multiples of comparable companies and reduction of historical and projected cash flows of certain portfolio companies. Of our $368 million of remaining net unrealized depreciation on our private finance portfolio during the three months ended March 31, 2009, we estimate that approximately $270 million was due to portfolio company performance and credit and the balance due to multiple compression and other factors. The declines related to portfolio company performance and credit is driven mostly by declines in the operating results of certain of our portfolio companies due to the global economic recession.

Managed Funds

For the three months ended March 31, 2009, we recognized net unrealized appreciation of $25 million on our investments in managed funds, consisting of $43 million of unrealized appreciation on our investment in European Capital partially offset by $18 million of unrealized depreciation on our investment in AGNC. Our investment in European Capital consists of a debt investment with a cost basis and fair value of $304 million and $309 million, respectively, and a 100% equity investment with a cost basis and fair value of $951 million and $125 million, respectively. In the first quarter of 2009, we acquired the remaining 32% equity interest not already owned by us. However, we did not value our 100% equity investment in European Capital at its NAV because European Capital is currently in covenant default of certain of credit facilities which could prevent us from realizing all of its NAV.

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital, is a holding company of wholly-owned alternative asset fund managers. During the three months ended March 31, 2009, we recognized $162 million of unrealized depreciation on our investment in American Capital, LLC. One of the Funds managed by American Capital, LLC is European Capital. The decline in value of American Capital, LLC is due primarily due to a reduction in projected management fees and carried interest for managing European Capital.

Structured Products

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities. During the three months ended March 31, 2009, we recorded $46 million of net unrealized depreciation on our Structured Products investments. Our CMBS portfolio, which includes a commercial real estate CDO, experienced $22 million of net unrealized depreciation and our CLO and CDO portfolios experienced $24 million of net unrealized depreciation during the three months ended March 31, 2009. As of March 31, 2009, our CMBS portfolio has a cost basis of $708 million and a fair value of $89 million and our CLO and CDO portfolio has a cost basis of $251 million and a fair value of $54 million. Since the fourth quarter of 2007, we have experienced a substantial amount of depreciation on our Structured Products.

We value our Structured Products investments using the Market Yield valuation methodology. We estimate fair value based on third-party broker quotes and our cash flow forecasts subject to our assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, recent investments and securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We considered that the current market for our Structured Products investments may be considered an inactive market and that the information used by the third-party brokers to develop the quotes may generally not based on actual transactions. We attempted to obtain multiple third-party broker quotes for all of Structured Products investments. We were generally able to receive third-party broker quotes for a significant majority of our Structured Products investments; however we generally received a limited number of third-party broker quotes per investment. The third-party broker quotes that we were able to obtain were provided as a source of indicative prices and were not binding offers. We evaluated the reasonableness of the broker quotes based on our knowledge of recent secondary offerings of similar securities reviewed by us, and to the extent possible, based on our knowledge of actual trades of similar securities. The reliance on broker quotes in determining the fair value of our Structured Products investments is specific to the facts and circumstances of each individual investment, but generally we weighted the use of broker quotes in determining the fair value of our Structured Products investments between 10% and 25%. The $46 million of net unrealized depreciation during the three months ended March 31, 2009 and the accumulated net unrealized depreciation as of March 31, 2009 of $815 million is driven primarily by dramatic widening of the investments spreads caused by the liquidity crisis in the market. The liquidity crisis has driven investors’ expected returns higher on Structured Products investments. In general, there is not a liquid market for our non-investment grade Structured Products investments. However, there have been a few trades of securities of similar Structured Products investments in what is considered to be an illiquid distressed market during 2008 and the first quarter of 2009, which has had the effect of decreasing the values of the overall Structured Products market. Our unrealized depreciation was driven less by actual credit quality of the underlying loan pools as compared to the widening of investments spreads.

We expect that we will hold these Structured Products investments until settlement or maturity. Based on our March 31, 2009 assumptions of future default and recovery rates, reinvestment spreads and prepayment rates, we anticipate that we will realize upon the settlement or maturity approximately $633 million more in proceeds than the fair value as of March 31, 2009. The primary difference between the fair value as of March 31, 2009 and our anticipated proceeds at maturity is that the current market yields used to value these securities do not have an impact on our anticipated proceeds at settlement or maturity if our current assumptions of the future credit quality and cash flows prove accurate.

Foreign Currency Translation

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the three months ended March 31, 2009, the foreign currency translation adjustment recorded in our consolidated statements of operations as net unrealized depreciation was $69 million, primarily as a result of the Euro depreciating against the U.S. dollar.

Derivative and Option Agreements

During the three months ended March 31, 2009, we recorded $102 million of net unrealized appreciation from derivative and option agreements. We recorded $53 million of net unrealized appreciation from derivative agreements, primarily interest rate swaps, and a $49 million reversal of prior period net unrealized depreciation from the termination of the European Capital put option agreement.

For interest rate derivative agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period, adjusted for nonperformance risk, if any, including an evaluation of our credit risk and our counterparty’s credit risk. A negative fair value would represent an amount we would have to pay a third-party and a positive fair value would represent an amount we would receive from a third-party to assume our obligation under an interest rate derivative agreement. They generally appreciate or depreciate primarily based on relative market interest rates and their remaining term to maturity. The change in fair value is recorded as unrealized appreciation (depreciation) of derivative agreements. The decrease in the liability of our interest rate derivative agreements during the three months ended March 31, 2009 is primarily due to an increase in our credit risk as a result of our default under our unsecured borrowing arrangements and rating downgrades which resulted in appreciation of $44 million.

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

For example, as of March 31, 2009, we held an investment in a commercial real estate collateralized debt obligation (“ACAS CRE CDO”) that has been depreciated $206 million inception to date. This investment produced $5 million of cash flow in the first quarter of 2009, but its fair value determined in accordance with GAAP is $12 million as of March 31, 2009; however, we anticipate realizing $88 million of our investment on settlement or maturity based on our assumptions as of March 31, 2009 of future credit losses, which includes the recession, over the life of the investment. Further, our Structured Products produced a total of $28 million of cash flow for in the first quarter of 2009, but the total fair value determined in accordance with GAAP is $143 million as of March 31, 2009. Accordingly, the current fair value of our Structured Products determined in accordance with GAAP is approximately 1.3 times the annualized current quarterly cash flow. We believe the valuations of investments such as these are significantly impacted by both the lack of demand for such products and the lack of liquidity in the current market to finance the acquisition of these investments, thereby decreasing leveraged returns and prices that market participants are willing to pay for these securities. As such, there are material differences between the current GAAP fair value of several classes of our Level 3 assets compared to the value we anticipate we will realize on settlement or maturity if our current assumptions of future credit quality and cash flows are accurate.

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

As of March 31, 2009, we expect that our Realizable Value will exceed our fair value determined in accordance with GAAP as of March 31, 2009 by approximately $1,022 million.

As of March 31, 2009, 99% of our portfolio investments are valued using Level 3 inputs. The following table summarizes the current GAAP cost basis and fair value of our investments as of March 31, 2009 compared to the Realizable Value (in millions):

Asset Class	Cost Basis As of March 31, 2009	GAAP Fair Value As of March 31, 2009	Realizable Value(1)	Difference Between Realizable Value and GAAP Fair Value
Private Finance	$8,326	$6,168	$6,663	$495
Managed funds	1,355	517	517	—
Structured Products	958	143	776	633
American Capital, LLC	68	11	11	—
Derivative agreements, net	—	(92)	(198)	(106)

Total	$10,707	$6,747	$7,769	$1,022

(1)	Use of Non-GAAP Information—Realizable Value is a non-GAAP financial measure which management uses in its internal analysis of results, and believes may be informative to investors gauging the quality of our assets and financial performance from a long-term perspective, identifying trends in our results and providing meaningful period-to-period comparisons. Realizable Value is defined as the future value that American Capital anticipates realizing on the settlement or maturity of its investments. As of the measurement date, it does not represent current GAAP fair value or net present value and is based on assumptions as of the measurement date. Accordingly, changes to expectations of future cash flows as a result of events subsequent to the measurement date are not reflected in the Realizable Value as of the measurement date. American Capital believes that this non-GAAP financial measure provides information useful to investors because American Capital generally intends to hold its assets to settlement or maturity, and there may be material differences between the GAAP fair values of its investments and the amounts American Capital expects to realize on settlement or maturity. This is primarily because the current lack of liquidity in the financial markets has caused investment spreads between the cost of funds and investment income to widen significantly on investments, resulting in current fair values under SFAS No. 157 that are materially lower than what American Capital currently anticipates realizing on settlement or maturity. It cannot be assured that American Capital will have the ability to hold its investments until settlement or maturity. American Capital could monetize an investment prior to settlement or maturity at a value below Realizable Value. American Capital believes that providing investors with Realizable Value in addition to the related GAAP fair value gives investors greater transparency to the information used by management in its financial operational decision-making. Although American Capital believes that this non-GAAP financial measure enhances investors’ understanding of its business and performance, Realizable Value should not be considered as an alternative to GAAP basis financial measures. A reconciliation of non-GAAP Realizable Value to GAAP fair value is set forth above.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the quarter and latest twelve months (“LTM”) ended March 31, 2009 and 2008:

	Period Ended March 31,
	2009	2008
LTM net operating income return on average equity at cost	6.1%	10.9%
LTM realized earnings return on average equity at cost	4.3%	15.0%
LTM loss return on average equity	(64.2)%	(4.1)%
Current quarter net operating income return on average equity at cost annualized	3.9%	9.4%
Current quarter realized (loss) earnings return on average equity at cost annualized	(3.4)%	11.5%
Current quarter loss return on average equity annualized	(75.4)%	(53.5)%

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

Our current primary sources of liquidity are our cash and cash equivalents and our portfolio investments. As of March 31, 2009, we had $88 million in cash and cash equivalents and $68 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt and are not available for our general operations. During the three months ended March 31, 2009, we received cash proceeds from the realizations of portfolio investments of $79 million. During the three months ended March 31, 2009, we principally funded our operations, including our investing activities, from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) repayments of loan investments and the sale of equity and loan investments.

Operating Cash Flow

Historically, our investment portfolio has generated a substantial amount of current cash flow from interest, dividends and fees on our investment portfolio that allows us to service our debt. One common indicator of the ability to service debt is interest coverage. Our interest coverage is defined as our earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) divided by our cash interest expense. In calculating EBITDA, we exclude our net realized gains and losses and our net unrealized depreciation and appreciation of our portfolio investments, except the accrual or payments and receipts of periodic interest settlements on our interest rate derivative agreements included in our net realized gains and losses and net unrealized depreciation and appreciation. Our cash interest expense is our interest expense excluding the amortization of deferred financing costs and debt premiums and discounts. During the three months ended March 31, 2009, our interest coverage was 2.2x. EBITDA and interest coverage are non-GAAP financial measures within the meaning of the SEC. Management believes EBITDA and interest coverage provide useful information to investors regarding our results of operations because it helps investors evaluate the ongoing operating performance of our investment portfolio and our ability to service our debt. The following is a reconciliation of our net decrease in net assets resulting from operations to EBITDA and our interest expense to our cash interest expense for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009		2008
Net decrease in net assets resulting from operations	$(547)		$(813)
Interest expense	52		63
Benefit for income taxes	—		(1)
Depreciation of property and equipment	3		3
Net unrealized depreciation of investments	492		997
Net realized loss (gain) on investments	131		(33)
Net gain on extinguishment of debt	(12)		—
Interest rate derivative periodic interest accrual	(7)		(7)
Interest rate derivative periodic interest (payments) receipts, net	(6)		2

EBITDA	$106		$211

Interest expense	$52		$63
Amortization of deferred financing costs, premiums and discounts	(3)		(2)

Cash interest expense	$49		$61

Interest coverage	2.2	x	3.5	x

As a result of our breach of certain financial covenants and the subsequent declaration of events of default by the lenders and note holders of our unsecured borrowing arrangements, we began incurring increased interest costs in March 2009. Therefore, we expect that our interest coverage will decrease during the second quarter of 2009 and for the remainder of 2009 depending upon the timing and outcome of our debt restructuring efforts. See Note 3. Going Concern and Note 6. Borrowings in Part I, Item I of this Form 10-Q for addition information regarding our borrowing arrangements.

Debt Capital

Our debt obligations consisted of the following (in millions):

	March 31, 2009	December 31, 2008
Unsecured revolving credit facility, $1,409 million commitment	$1,386	$1,389
Unsecured public debt due October 2012	548	548
Unsecured private debt due September 2009	82	82
Unsecured private debt due August 2010	126	126
Unsecured private debt due February 2011	23	24
Unsecured private debt due September 2011	85	85
Unsecured private debt due October 2020	75	75
ACAS Business Loan Trust 2004-1 asset securitization	196	201
ACAS Business Loan Trust 2005-1 asset securitization	798	798
ACAS Business Loan Trust 2006-1 asset securitization	421	427
ACAS Business Loan Trust 2007-1 asset securitization	352	381
ACAS Business Loan Trust 2007-2 asset securitization	285	292

Total	$4,377	$4,428

The daily weighted average debt balance for the three months ended March 31, 2009 and 2008 was $4,401 million and $4,833 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2009 and 2008 was 4.7% and 5.2%, respectively.

As a BDC, our asset coverage, as defined in the 1940 Act, must be at least 200% after each issuance of senior securities. As of March 31, 2009 and December 31, 2008, our asset coverage was 161% and 171%, respectively. Accordingly, we are generally prohibited from issuing any additional senior securities until our asset coverage exceeds 200%.

Secured Revolving Credit Facility

On March 12, 2009, we terminated our $500 million secured revolving credit facility with Wachovia Capital Markets, LLC, as deal agent. All borrowings under the facility were repaid during the third quarter of 2008 and had not been redrawn. We terminated the facility in connection with our effort to further delever our balance sheet and to reduce our overall borrowing costs. We did not incur any early termination fees or penalties as a result of the termination of the facility. We recorded a loss on debt extinguishment of $5 million as a result of writing off the deferred debt issuance costs, which is recorded in net gain on debt extinguishment in the accompanying consolidated statements of operations.

Unsecured Revolving Credit Facility

As of March 31, 2009 and December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant and certain other covenants for this facility. On March 5, 2009, the lenders under this facility sent a notice of such events of default to us. During the continuance of these events of default, lenders representing a majority of the commitments may declare the outstanding principal and accrued interest to be due and payable immediately. Pursuant to the terms of the facility, the applicable spread on any borrowings outstanding under this facility increased by 2.00% as a result of an event of default. Also, due to the events of default, all LIBOR borrowings outstanding were automatically converted into base rate loans from index rate loans. The applicable interest rate for base rate loans is the greater of the prime rate or the Federal funds rate plus 0.50%. As a result of rating agency downgrades during the first quarter of 2009, the applicable spread over the applicable base rate increased from 2.25% to 3.75% and the unused commitment fee increased from 0.50% to 0.80% as of March 2, 2009. As of March 31, 2009, the total interest rate on this facility was 9.00% for borrowings denominated in U.S. dollars.

Unsecured Public Debt

As of March 31, 2009 and December 31, 2008, we were not in compliance with the asset coverage covenant for these notes. Under the indenture for the notes, we had a 60-day period to cure the default, which commenced on March 3, 2009, the date that we received notice of the default from certain note holders. Following the expiration of the 60-day cure period, the default matured into an event of default under the indenture. Pursuant to the terms of the notes, during the continuance of this event of default, the trustee or the holders of at least 25% of the outstanding principal amount of the notes may declare the principal and accrued interest to be due and payable immediately. The holders of more than 50% of the outstanding principal amount of the notes can rescind any acceleration if all late payments are made and any events of default are cured or waived. As of the date of this filing, no acceleration actions have been taken by the note holders. As a result of rating agency downgrades during the first quarter of 2009, the interest rate on these notes increased by 1.75 % effective February 2, 2009 to a total rate of 8.60% as of March 31, 2009.

Unsecured Private Debt

As of March 31, 2009 and December 31, 2008, we were not in compliance with certain financial covenants, including the minimum consolidated tangible net worth covenant, the available debt asset coverage covenant and the asset coverage covenant for each series of these notes. In addition, as of March 31, 2009, we were not in compliance with the ratio of consolidated debt to consolidated shareholders’ equity covenant for each series. On March 5, 2009, the note holders sent a notice of such events of default to us. Pursuant to the terms of the notes, during the continuance of these events of default, the holders of more than 50% of the outstanding principal amount of each series of the notes can declare that all amounts outstanding under the notes for the respective series are immediately due and payable, at which time a default rate equal to the greater of 2.00% above the stated rate for each series or 2.00% over the prime rate will be applied on all overdue amounts. The holders of more than 50% of the outstanding principal amount of each series of notes can rescind any acceleration of the notes in that series if all late payments are made, any events of default are cured or waived and no judgment or decree has been entered for the payment of any monies due on the notes. As of the date of this filing, no acceleration actions have been taken by the note holders.

Securitizations

In February 2009, we repurchased $20 million of Class B notes issued by our indirect wholly owned consolidated subsidiary, ACAS Business Loan Trust 2007-1 for $3 million. As a result of this purchase, we recognized a $17 million gain during the quarter ended March 31, 2009 which is recorded in net gain on debt extinguishment in the accompanying consolidated statements of operations.

As of March 31, 2009, we were in compliance with all of our asset securitizations.

Interest Rate Derivatives

We use interest rate derivative financial instruments to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We do not hold or issue derivative financial instruments for speculative purposes. All interest rate derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period, adjusted for the nonperformance risk of us and our counterparties.

We have interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we pay a floating rate based on LIBOR and receive a fixed rate. The fair value of our interest rate derivative agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedule of investments.

We have interest rate swap agreements with certain of our derivative counterparties that allow the counterparty to declare an early termination event on its outstanding derivative transactions with us if an event of default on certain or all of our indebtedness in amounts that range from the greater of $5 million to $15 million, if a counterparty has accelerated certain of our indebtedness in an amount greater than $15 million or if our unsecured debt rating falls below BB- as rated by Fitch Ratings, BB-, as rated by Standard & Poor’s Rating Services or Ba3 by Moody’s Investors Services, Inc. As of March 31, 2009, the fair value of our interest rate swap agreements with these early termination event provisions was a liability of $24 million which is net of a $65 million non-performance risk adjustment based on our credit risk and our counterparty’s credit risk. Our liability in the event the counterparties should elect to terminate their outstanding interest rate swap agreements as a result of these early termination events was $89 million as of March 31, 2009.

Equity Capital

As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without shareholder approval. As of March 31, 2009, our NAV per share was $12.32 per share and our closing market price was $1.87 per share. On February 19, 2009, our shareholders approved a proposal to authorize us to sell shares of our common stock at prices below the NAV per share in one or more offerings subject to certain limitations, including the prior approval of our Board of Directors. The authorization is effective for a twelve month period expiring on February 19, 2010 and the number of shares that may be issued below the NAV per share is limited to (i) the number of shares of our common stock required to be issued to complete the acquisition of the ordinary shares of European Capital and (ii) a maximum of an additional 42,812,640 shares of common stock, which was 20% of the number of shares outstanding as of the record date for shareholder vote of the proposal, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations.

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

We have undistributed ordinary income from our tax year ended September 30, 2008. In order for this undistributed ordinary income to be considered distributed for our tax year ended September 30, 2008, it will need to be declared as a dividend by June 15, 2009 and paid by September 30, 2009. Further, in order to continue to maintain our qualification as a RIC for our tax year ending September 30, 2009, we will be required to distribute at least 90% of the ordinary taxable income by declaring it by June 15, 2010 and paying it by September 30, 2010. We expect to distribute all of our taxable income in accordance with the above dates to maintain our qualification as a RIC and to eliminate all of our taxable income.

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

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of March 31, 2009, loans on non-accrual status for 38 portfolio companies were $1,103 million, calculated as the cost plus unamortized OID, and had a fair value of $214 million.

As of March 31, 2009 and December 31, 2008, loans on accrual status, past due loans and loans on non-accrual status were as follows (dollars in millions):

	Number of Portfolio Companies	March 31, 2009	Number of Portfolio Companies	December 31, 2008
Current	98	$5,176	110	$5,438

One Month Past Due		1		22
Two Months Past Due		—		—
Three Months Past Due		12		—
Greater than Three Months Past Due		28		28
Loans on Non-accrual Status		1,103		871

Subtotal	38	1,144	35	921

Total Loans at Face	136	$6,320	145	$6,359

Total Loans at Fair Value	136	$4,866	145	$5,112

Past Due and Non-accural Loans as a Percent of Total Loans		18.1%		14.5%
Non-accrual Loans as a Percent of Total Loans at Fair Value		4.4%		2.9%

The loan balances at face above reflect our cost of the debt, excluding Structured Products, plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

During the first quarter of 2009, three portfolio companies were recapitalized that included exchanging our loans for a preferred or common equity securities that had a cost basis of $35 million and a fair value of $22 million.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2000 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1999. The following table contains a summary of portfolio statistics as of and for the period ended March 31, 2009:

Portfolio Statistics (1) ($ in millions, unaudited)	Pre-2000	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Pre-2000 - 2009 Aggregate	2004 - 2009 Aggregate
IRR-Realizable Value-All Investments(2)	7.7%	8.0%	18.3%	7.8%	21.3%	13.7%	2.9%	8.6%	-1.9%	-2.6%	—	7.3%	4.7%
IRR-GAAP Fair Value-All Investments(3)	7.7%	8.0%	18.3%	7.7%	21.3%	13.1%	2.1%	6.3%	-14.4%	-18.4%	—	4.0%	-0.2%
IRR-GAAP Fair Value-Equity Investments Only(3)(4)(5)	1.6%	12.1%	46.9%	11.1%	29.6%	27.1%	-15.1%	13.8%	-11.7%	-41.5%	—	1.8%	-3.1%
IRR-Exited Investments(6)	7.7%	8.0%	20.8%	10.5%	23.5%	21.6%	25.2%	15.4%	11.4%	75.0%	—	16.1%	20.6%
Original Investments and Commitments	$780	$285	$376	$961	$1,432	$2,266	$4,527	$5,157	$7,315	$1,014	$—	$24,113	$20,279
Total Exits and Prepayments of Original Investments	$690	$285	$336	$706	$1,083	$1,655	$2,005	$2,813	$1,888	$15	$—	$11,476	$8,376
Total Interest, Dividends and Fees Collected	$302	$105	$148	$314	$374	$570	$881	$782	$669	$105	$—	$4,250	$3,007
Total Net Realized (Loss) Gain on Investments	$(118)	$(39)	$9	$(51)	$142	$166	$322	$66	$(36)	$6	$—	$467	$524
Current Cost of Investments	$82	$—	$37	$233	$317	$606	$2,237	$2,002	$4,289	$904	$—	$10,707	$10,038
Current Fair Value of Investments	$43	$—	$6	$132	$381	$350	$1,159	$1,493	$2,618	$657	$—	$6,839	$6,277
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.6%	—	0.1%	1.9%	5.6%	5.1%	17.0%	21.8%	38.3%	9.6%	—	100.0%	91.8%
Net Unrealized Appreciation/(Depreciation)	$(39)	$—	$(31)	$(101)	$64	$(256)	$(1,078)	$(509)	$(1,671)	$(247)	$—	$(3,868)	$(3,761)
Non-Accruing Loans at Face	$20	$—	$50	$57	$—	$72	$90	$404	$380	$30	$—	$1,103	$976
Non-Accruing Loans at Fair Value	$6	$—	$2	$11	$—	$13	$37	$67	$75	$3	$—	$214	$195
Equity Interest at Fair Value(4)	$31	$—	$—	$—	$159	$57	$264	$501	$682	$136	$—	$1,830	$1,640
Debt to EBITDA(7)(8)(9)	6.3	$—	NM	5.7	4.3	7.6	4.8	5.3	6.3	6.2	—	5.8	5.9
Interest Coverage(7)(9)	3.3	—	NM	1.4	2.0	1.6	2.3	2.3	1.9	1.8	—	2.0	2.0
Debt Service Coverage(7)(9)	2.6	—	NM	0.9	1.9	1.3	1.6	1.8	1.7	1.5	—	1.7	1.7
Average Age of Companies(9)	63 yrs	—	26 yrs	47 yrs	40 yrs	42 yrs	31 yrs	26 yrs	30 yrs	26 yrs	—	31 yrs	30 yrs
Diluted Ownership Percentage(4)	54%	—	83%	37%	52%	45%	54%	35%	47%	30%	—	44%	43%
Average Sales(9)(10)	$146	$—	$12	$61	$198	$109	$114	$137	$199	$128	$—	$159	$159
Average EBITDA(9)(11)	$11	$—	$—	$11	$39	$23	$22	$33	$39	$33	$—	$33	$34
Average EBITDA Margin	7.5%	—	—	18.0%	19.7%	21.1%	19.3%	24.1%	19.6%	25.8%	—	20.8%	21.4%
Total Sales(9)(10)	$374	$—	$248	$233	$1,392	$1,341	$2,619	$5,980	$10,889	$1,244	$—	$24,320	$22,073
Total EBITDA(9)(11)	$29	$—	$5	$26	$195	$232	$363	$979	$1,669	$277	$—	$3,775	$3,520
% of Senior Loans(9)(12)	42%	—	5%	70%	61%	53%	64%	42%	61%	26%	—	54%	53%
% of Loans with Lien(9)(12)	100%	—	100%	100%	100%	92%	92%	94%	94%	55%	—	90%	89%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in government securities and interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at realizable based on anticipated proceeds to be received upon settlement or maturity.
(3)	Assumes investments are exited at current GAAP fair value.
(4)	Excludes investments in Structured Products.
(5)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(6)	Includes fully exited portfolio companies. Partially exited portfolio companies are not included.
(7)	These amounts do not include investments in which we own only equity.
(8)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(9)	Excludes investments in Structured Products, investments in managed funds and American Capital, LLC.
(10)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(11)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(12)	As a percentage of our total debt investments.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in American Capital’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company believes that there have been no material changes in these market risks since December 31, 2008.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the first quarter of 2009.

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

Item 1A. Risk Factors

The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

We are currently in default under our unsecured revolving credit facility, our unsecured public debt and our unsecured private debt. Although we are not in default of any payments, we are in default of certain financial covenants as well as cross defaults, as further described in Note 6 of Part I, Item 1. Consolidated Financial Statements and Notes.

Item 4. Submission of Matters to a Vote of Security Holders

On February 19, 2009, we held a special meeting of stockholders. Two matters were submitted to the stockholders for consideration:

1. To approve a proposal to authorize us, with the approval of our Board of Directors, to sell shares of our common stock at prices below the net asset value per share in one or more offerings subject to certain limitations; and

2. To transact such other business as may properly come before the meeting or any adjournment thereof.

The results of the shares voted with regard to each of these matters are as follows:

1. Approval to sell shares of our common stock at prices below the net asset value per share in one or more offerings subject to certain limitations

For	Against	Abstain
95,799,473	12,552,632	1,672,545

2. Approval to transact such other business as may properly come before the meeting or any adjournment thereof

For	Against	Abstain
63,035,926	43,428,499	3,560,225

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

*3.1.	American Capital Strategies, Ltd. Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

10.1.	First Amendment, dated as of March 30, 2009, to the Note Purchase Agreement dated as of September 1, 2004 between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and each of the Noteholders listed on the signature pages thereto.

10.2.	First Amendment, dated as of March 30, 2009, to the Note Purchase Agreement dated as of August 1, 2005 between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and each of the Noteholders listed on the signature pages thereto.

10.3.	First Amendment, dated as of March 30, 2009, to the Note Purchase Agreement dated as of September 26, 2005 between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and each of the Noteholders listed on the signature pages thereto.

10.4.	First Amendment, dated as of March 30, 2009, to the Note Purchase Agreement dated as of February 9, 2006 between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and each of the Noteholders listed on the signature pages thereto.

10.5.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Steven W. Burge and American Capital, Ltd.

10.6.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Roland Cline and American Capital, Ltd.

10.7.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between John Erickson and American Capital, Ltd.

10.8.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Samuel A. Flax and American Capital, Ltd.

10.9.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Brian Graff and American Capital, Ltd.

10.10.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Gordon O’Brien and American Capital, Ltd.

10.11.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Ira Wagner and American Capital, Ltd.

10.12.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Malon Wilkus and American Capital, Ltd.

10.13.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Darin Winn and American Capital, Ltd.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Senior Vice President, Accounting and Reporting

Date: May 11, 2009

INDEX TO EXHIBITS

Exhibit No.	Description
10.1.	First Amendment, dated as of March 30, 2009, to the Note Purchase Agreement dated as of September 1, 2004 between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and each of the Noteholders listed on the signature pages thereto.

10.2.	First Amendment, dated as of March 30, 2009, to the Note Purchase Agreement dated as of August 1, 2005 between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and each of the Noteholders listed on the signature pages thereto.

10.3.	First Amendment, dated as of March 30, 2009, to the Note Purchase Agreement dated as of September 26, 2005 between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and each of the Noteholders listed on the signature pages thereto.

10.4.	First Amendment, dated as of March 30, 2009, to the Note Purchase Agreement dated as of February 9, 2006 between American Capital, Ltd. (f/k/a American Capital Strategies, Ltd.) and each of the Noteholders listed on the signature pages thereto.

10.5.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Steven W. Burge and American Capital, Ltd.

10.6.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Roland Cline and American Capital, Ltd.

10.7.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between John Erickson and American Capital, Ltd.

10.8.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Samuel A. Flax and American Capital, Ltd.

10.9.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Brian Graff and American Capital, Ltd.

10.10.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Gordon O’Brien and American Capital, Ltd.

10.11.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Ira Wagner and American Capital, Ltd.

10.12.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Malon Wilkus and American Capital, Ltd.

10.13.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Darin Winn and American Capital, Ltd.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.