Form 10-Q
period 2009-06-30
AMERICAN CAPITAL, LTD
filed 2009-08-10
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 31, 2009, was 215,845,728.

AMERICAN CAPITAL, LTD.

Item 1. Financial Statements

AMERICAN CAPITAL, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Investments at fair value (cost of $10,295 and $10,691, respectively)
Non-Control/Non-Affiliate investments (cost of $5,811 and $5,904, respectively)	$3,837	$4,182
Affiliate investments (cost of $413 and $405, respectively)	302	338
Control investments (cost of $4,071 and $4,382, respectively)	2,046	2,898
Derivative agreements (cost of $0 and $0, respectively)	8	9

Total investments at fair value	6,193	7,427
Cash and cash equivalents	183	209
Restricted cash and cash equivalents	55	71
Interest receivable	43	44
Other assets	154	159

Total assets	$6,628	$7,910

Liabilities and Shareholders’ Equity
Debt ($2,490 and $2,512 due within one year, respectively)	$4,321	$4,428
Derivative and option agreements (cost of $0 and $(20), respectively)	92	222
Accrued dividends payable	231	—
Other liabilities	94	105

Total liabilities	4,738	4,755

Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 225.8 and 214.3 issued and 215.7 and 204.7 outstanding, respectively	2	2
Capital in excess of par value	6,605	6,545
(Distributions in excess of) undistributed net realized earnings	(516)	76
Net unrealized depreciation of investments	(4,201)	(3,468)

Total shareholders’ equity	1,890	3,155

Total liabilities and shareholders’ equity	$6,628	$7,910

Net asset value per common share	$8.76	$15.41

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$71	$151	$195	$317
Affiliate investments	13	11	22	22
Control investments	43	77	89	158

Total interest and dividend income	127	239	306	497

Asset management and other fee income
Non-Control/Non-Affiliate investments	4	9	8	18
Affiliate investments	—	1	—	1
Control investments	9	14	21	39

Total asset management and other fee income	13	24	29	58

Total operating income	140	263	335	555

OPERATING EXPENSES:
Interest	60	48	112	111
Salaries, benefits and stock-based compensation	47	57	100	113
General and administrative	24	20	50	43

Total operating expenses	131	125	262	267

NET OPERATING INCOME BEFORE INCOME TAXES	9	138	73	288
Benefit for income taxes	11	7	11	8

NET OPERATING INCOME	20	145	84	296

Net gain on extinguishment of debt	—	—	12	—

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	(219)	4	(269)	(5)
Affiliate investments	—	1	(5)	2
Control investments	(89)	58	(113)	94
Taxes on net realized gain	—	(3)	—	(4)
Foreign currency transactions	—	1	(2)	6
Derivative and option agreements	(18)	(12)	(68)	(11)

Total net realized (loss) gain on investments	(326)	49	(457)	82

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	(311)	(336)	(836)	(1,333)
Foreign currency translation	66	—	(3)	73
Derivative and option agreements and other	4	72	106	(1)

Total net unrealized depreciation of investments	(241)	(264)	(733)	(1,261)

Total net realized loss and net depreciation on investments	(567)	(215)	(1,190)	(1,179)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS (“NET LOSS”)	$(547)	$(70)	$(1,094)	$(883)

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.09	$0.71	$0.40	$1.48
Diluted	$0.09	$0.71	$0.40	$1.48
NET LOSS PER COMMON SHARE:
Basic	$(2.52)	$(0.34)	$(5.16)	$(4.42)
Diluted	$(2.52)	$(0.34)	$(5.16)	$(4.42)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	217.0	204.4	211.9	199.8
Diluted	217.0	204.4	211.9	199.8
DIVIDENDS DECLARED PER COMMON SHARE	$1.07	$1.03	$1.07	$2.04

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Six Months Ended June 30,
	2009	2008
Operations:
Net operating income	$84	$296
Net gain on extinguishment of debt	12	—
Net realized (loss) gain on investments	(457)	82
Net unrealized depreciation of investments	(733)	(1,261)

Net decrease in net assets resulting from operations	(1,094)	(883)

Shareholder distributions:
Common stock dividends from net operating income	(84)	(296)
Common stock dividends from net realized gain on investments	—	(82)
Common stock dividends in excess of net operating income and net realized gain on investments	(147)	(28)

Net decrease in net assets resulting from shareholder distributions	(231)	(406)

Capital share transactions:
Issuance of common stock	25	444
Issuance of common stock under stock option plans	—	4
Purchase of common stock held in deferred compensation trusts	—	(43)
Purchase of treasury stock	—	(6)
Stock-based compensation	34	43
Other	1	2

Net increase in net assets resulting from capital share transactions	60	444

Total decrease in net assets	(1,265)	(845)
Net assets at beginning of period	3,155	6,441

Net assets at end of period	$1,890	$5,596

Net asset value per common share at end of period	$8.76	$27.01

Common shares outstanding at end of period	215.7	207.2

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net decrease in net assets resulting from operations	$(1,094)	$(883)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation of investments	733	1,261
Net realized loss (gain) on investments	457	(82)
Net gain on extinguishment of debt	(12)	—
Accrued payment-in-kind interest and dividends	(14)	(94)
Collection of loan origination fees	—	8
Amortization of deferred finance costs, premiums and discounts	7	4
Depreciation of property and equipment	6	6
Stock-based compensation	34	43
(Increase) decrease in interest receivable	(8)	12
Increase in other assets	(5)	(25)
Decrease in other liabilities	(14)	(99)
Other	(1)	(10)

Net cash provided by operating activities	89	141

Investing activities:
Purchases of investments	(97)	(934)
Fundings on portfolio company revolving credit facility investments, net	(36)	(303)
Principal repayments	102	550
Proceeds from loan syndications and loan sales	29	295
Collection of payment-in-kind notes and dividends and accreted loan discounts	5	36
Proceeds from sale of equity investments	68	529
Capital expenditures for property and equipment	(1)	(6)
Termination of European Capital Limited put option agreement	(65)	—
Other	(32)	(9)

Net cash (used in) provided by investing activities	(27)	158

Financing activities:
Payment on issuance of notes payable from asset securitizations, net	(87)	(200)
Payments on revolving credit facilities, net	(1)	(198)
Proceeds from TRS facility, net	—	39
Decrease in debt service escrows	16	171
Issuance of common stock	—	448
Purchase of common stock held in deferred compensation trusts	—	(30)
Distributions paid	—	(404)
Other	(16)	(6)

Net cash used in financing activities	(88)	(180)

Net (decrease) increase in cash and cash equivalents	(26)	119
Cash and cash equivalents at beginning of period	209	143

Cash and cash equivalents at end of period	$183	$262

Non-cash financing activities:
Issuance of common stock in conjunction with acquisition of European Capital Limited	$25	$—

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Six Months Ended June 30,
	2009	2008
Per Share Data:
Net asset value at beginning of the period	$15.41	$32.88

Net operating income(1)	0.40	1.48
Net gain on extinguishment of debt(1)	0.05	—
Net realized (loss) gain on investments(1)	(2.15)	0.41
Net unrealized depreciation on investments(1)	(3.46)	(6.31)

Net decrease in net assets resulting from operations(1)	(5.16)	(4.42)
Issuance of common stock	(0.70)	0.13
Shareholder distributions	(1.07)	(2.04)
Other, net(2)	0.28	0.46

Net asset value at end of period	$8.76	$27.01

Ratio/Supplemental Data:
Per share market value at end of period	$3.21	$23.77
Total gain (loss)(3)	32.00%	(22.55)%
Shares outstanding at end of period	215.7	207.2
Net assets at end of period	$1,890	$5,596
Average net assets(4)	$2,566	$5,919
Average debt outstanding(5)	$4,371	$4,656
Average debt outstanding per common share(1)(5)	$20.63	$23.30
Ratio of operating expenses to average net assets(6)	20.59%	9.05%
Ratio of operating expenses, net of interest expense, to average net assets(6)	11.79%	5.29%
Ratio of interest expense to average net assets(6)	8.80%	3.76%
Ratio of net operating income to average net assets(6)	6.60%	10.03%

(1)	Weighted average basic per share data.
(2)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the purchase of treasury stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total gain (loss) is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total gain (loss) is not annualized. The dividends reinvested includes the $1.07 dividend declared per share as of June 30, 2009 that was paid in both cash and common stock.
(4)	Based on the average of ending net assets as of the beginning and end of each period presented.
(5)	Based on a daily weighted average balance of debt outstanding during the period.
(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants(1)			250,000		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		$65.5	64.8	65.6
		Convertible Preferred Stock			70,752		87.4	87.4
		Common Stock(1)			17,687,156		17.7	22.4
							169.9	175.4
Algoma Holding Company	Building Products	Subordinated Debt(7)	12.6%	4/13		15.0	14.9	14.1
American Acquisition, LLC	Diversified Financial Services	Senior Debt	12.7%	12/12		21.2	20.9	19.4
AmWins Group, Inc.	Insurance	Senior Debt(7)	6.1%	6/14		18.5	18.6	10.2
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	4/13		7.9	7.8	5.9
		Subordinated Debt(6)(7)	14.5%	4/15		61.9	59.4	—
							67.2	5.9
Aspect Software	IT Services	Senior Debt(7)	7.4%	7/12		20.0	19.9	15.3
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.5	17.3	17.5
		Subordinated Debt(7)	18.0%	1/15		22.3	21.5	17.3
		Convertible Preferred Stock(1)			148,742		24.3	—
		Common Stock(1)			7,829		1.3	—
							64.4	34.8
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		5.8	5.9	5.9
Axygen Holdings Corporation	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	9/14		62.3	61.6	62.3
		Redeemable Preferred Stock			205,204		48.0	67.0
		Convertible Preferred Stock			48,736		14.6	14.6
		Common Stock(1)			207,770		20.9	38.7
							145.1	182.6
BBB Industries, LLC	Auto Components	Senior Debt(7)	8.7%	6/14		21.2	21.2	14.7
Belloto Holdings Limited(3)	Household Durables	Subordinated Debt(6)	10.4%	6/17		3.9	3.5	—
		PIK Note(1)				15.7	12.7	—
		Ordinary Shares(1)			32,434		0.1	—
							16.3	—
Berry-Hill Galleries, Inc.	Distributors	Senior Debt	13.8%	3/10		7.8	7.8	7.8
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest					2.8	2.8
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt(7)	8.3%	7/12		8.0	8.0	6.5
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt(7)	7.5%	9/14		30.0	29.8	19.6
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	10.3%	10/13		15.0	15.0	9.0
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	7.3%	5/11		15.6	13.0	6.8
		Redeemable Preferred Stock(1)			21,215		42.7	—
		Convertible Preferred Stock(1)			665,000		—	—
		Common Stock(1)			1		—	—
							55.7	6.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Cinelease, Inc.	Electronic Equipment & Instruments	Senior Debt(7)	7.8%	3/12-4/13		58.9	58.4	47.3
		Common Stock(1)			583		0.6	0.1
							59.0	47.4
Compusearch Holdings Company, Inc.	Software	Subordinated Debt(7)	12.0%	7/12		12.6	12.4	12.5
		Convertible Preferred Stock(1)			23,342		0.9	2.2
							13.3	14.7
Contec. LLC	Household Durables	Subordinated Debt(7)	14.0%	9/15-9/16		135.0	133.7	114.6
CyrusOne Networks, LLC	IT Services	Senior Debt(7)	7.6%	1/14		19.9	19.8	16.5
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt	7.3%	2/12		20.7	20.7	22.0
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		18.9	18.8	18.9
		Redeemable Preferred Stock			26,613		15.4	32.8
		Convertible Preferred Stock(1)			29,569		3.0	—
		Common Stock Warrants(1)			89,020		16.9	—
							54.1	51.7
Direct Marketing International LLC	Media	Subordinated Debt(7)	15.2%	7/12		29.8	29.5	26.2
Dyno Holding Corp.	Auto Components	Senior Debt(7)	9.5%	11/13		41.4	41.0	41.4
		Subordinated Debt(7)	15.8%	11/14		13.9	13.9	13.9
		Subordinated Debt(6)(7)	16.3%	11/14		13.2	12.3	2.0
		Convertible Preferred Stock(1)			389,759		40.5	—
		Common Stock(1)			97,440		10.1	—
							117.8	57.3
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units(1)			1,985,748		0.7	4.2
Edline, LLC	Software	Subordinated Debt(7)	14.0%	7/13		18.3	14.8	19.0
		Membership Warrants(1)			6,447,500		6.0	16.0
							20.8	35.0
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt(7)	14.8%	11/13-11/14		26.5	26.2	26.5
		Convertible Preferred Stock(1)			861,364		21.0	1.1
							47.2	27.6
FCC Holdings, LLC	Commercial Banks	Subordinated Debt	15.2%	12/12		75.0	74.5	63.8
Ford Motor Company(2)	Automobiles	Senior Debt	3.1%	12/11		113.0	107.4	80.0
FPI Holding Corporation	Food Products	Senior Debt	7.5%	11/09-5/11		16.6	16.5	16.6
		Senior Debt(6)	13.8%	5/13-6/15		25.4	24.8	2.9
		Subordinated Debt(6)	21.5%	5/15-5/16		20.7	17.3	—
		Redeemable Preferred Stock(1)			4,469		39.1	—
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							126.8	19.5
FU/WD Opa Locka, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		32.1	30.7	23.8
Genband Inc.	Communications Equipment	Common Stock(1)			2,975,631		14.7	2.5
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	10/17		7.3	7.3	3.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.4	3.5	1.0
HomeAway, Inc.	Diversified Consumer Services	Redeemable Preferred Stock			384,297		0.8	0.6
		Convertible Preferred Stock			1,661,820		10.0	20.2
							10.8	20.8
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt(7)	15.3%	7/12		38.0	37.8	34.6
		Redeemable Preferred Stock			2,915		6.4	5.7
							44.2	40.3
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		38.2	37.8	34.2
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt(7)	7.8%	4/13		11.5	11.4	11.5
		Subordinated Debt(7)	15.0%	3/14		17.9	17.7	17.9
		Convertible Preferred Stock			14,283		22.4	23.8
							51.5	53.2
Inovis International, Inc.	Software	Senior Debt(7)	16.0%	6/10		88.3	88.0	88.0
Intergraph Corporation	Software	Senior Debt(7)	6.3%	12/14		3.0	3.0	2.4
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	11.5%	12/13		25.0	24.8	24.3
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	5.8%	12/14		19.0	19.1	10.9
Jones Stephens Corp.	Building Products	Subordinated Debt(7)	13.0%	9/13		11.5	11.5	9.1
		Subordinated Debt(6)(7)	14.0%	9/14		11.8	10.9	8.0
							22.4	17.1
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	12.0%	1/12-1/14		15.0	14.9	13.1
		Subordinated Debt(6)	18.9%	1/14		10.5	8.7	3.2
		Preferred Unit Warrants(1)			263,158		—	—
		Common Unit Warrants(1)			500,000		0.2	—
							23.8	16.3
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)	5.3%	12/14		20.5	20.5	8.2
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt	7.3%	8/13-8/14		5.0	4.7	4.3
		Subordinated Debt	14.0%	8/15-8/16		61.1	60.5	54.2
							65.2	58.5
LCW Holdings, LLC	Real Estate	Senior Debt	6.8%	10/12		31.9	31.0	30.3
		Warrant(1)			12.3%		0.8	6.1
							31.8	36.4
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	6.1%	1/15		28.5	28.5	19.8
LN Acquisition Corp.	Machinery	Senior Debt(7)	6.1%	1/15		21.5	21.6	13.6
Logex Corporation	Road & Rail	Subordinated Debt(6)	0.0%	9/9		1.0	0.9	—
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	9.8%	11/11		19.0	19.0	7.0
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt(7)	14.8%	1/13		14.2	14.1	14.1
Medical Billing Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	9/13		10.8	10.7	10.8
		Convertible Preferred Stock(1)			13,199,000		13.2	10.0
		Common Stock(1)			3,299,582		3.3	—
							27.2	20.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Mirion Technologies	Electrical Equipment	Senior Debt(7)	5.7%	5/10-11/11		115.2	114.7	116.6
		Subordinated Debt(7)	14.0%	9/09-5/12		51.8	51.6	51.8
		Convertible Preferred Stock			435,724		51.4	104.2
		Common Stock(1)			24,503		2.8	4.3
		Common Stock Warrants(1)			222,156		18.6	37.3
							239.1	314.2
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.9%	3/15		5.0	5.0	3.1
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt(7)	7.7%	9/14		53.0	52.8	32.9
NBD Holdings Corp.	Diversified Financial Services	Subordinated Debt(7)	14.0%	8/13		46.3	45.7	46.2
		Convertible Preferred Stock			84,174		10.9	10.9
		Common Stock(1)			633,408		0.1	1.5
							56.7	58.6
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt	7.7%	10/15		4.8	4.9	4.2
Nivel Holdings, LLC	Distributors	Senior Debt(7)	10.6%	10/13		61.8	61.3	55.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	7.3%	4/13-4/14		170.0	169.9	97.0
		Senior Debt(6)(7)	10.2%	4/14		150.6	117.2	70.4
		Subordinated Debt(6)	9.8%	4/14		63.3	50.0	—
							337.1	167.4
Pan Am International Flight Academy, Inc.	Commercial Services & Supplies	Subordinated Debt(6)(7)	16.0%	7/13		30.4	25.2	8.4
		Convertible Preferred Stock(1)			8,234		8.2	—
							33.4	8.4
PaR Systems, Inc.	Machinery	Senior Debt		7/13		4.4	4.2	3.7
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)			173,060		6.4	—
People Media, Inc.	Internet Software & Services	Senior Debt(7)	6.3%	5/13		13.4	13.3	13.4
		Subordinated Debt(7)	15.3%	5/14		21.3	21.2	21.3
		Convertible Preferred Stock(1)			5,246,686		7.5	23.4
							42.0	58.1
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	12.8%	12/10-1/12		23.9	23.9	21.1
		Subordinated Debt(6)(7)	16.3%	12/12		17.8	16.9	11.4
							40.8	32.5
Qioptiq S.A.R.L.(3)	Electronic Equipment & Instruments	Subordinated Debt	10.1%	3/18		30.1	29.8	28.5
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	8.0%	12/13-12/14		140.5	139.3	99.2
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	15.4%	10/14-10/15		222.2	220.4	222.2
		Convertible Preferred Stock(1)			154,142		162.7	73.3
		Common Stock(1)			1,541,415		1.5	—
							384.6	295.5
Roarke - Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	—

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Scanner Holdings Corporation	Computers & Peripherals	Senior Debt(7)	5.5%	5/12-5/13		1.1	1.1	1.1
		Subordinated Debt(7)	14.0%	6/14		20.9	20.7	20.9
		Convertible Preferred Stock(1)			77,640,000		7.8	10.7
		Common Stock(1)			78,242		0.1	—
							29.7	32.7
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock(1)			12		0.7	—
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Redeemable Preferred Partnership Units			32,462		0.7	0.8
		Partnership Units(1)			95,280		0.8	1.5
		Limited Partnership Warrants(1)			36,132		0.1	0.1
							1.6	2.4
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt	5.3%	9/12		12.1	7.6	5.5
		Subordinated Debt(6)(7)	14.5%	9/13-9/14		76.2	70.6	—
							78.2	5.5
Soil Safe Holdings, LLC	Commercial Services & Supplies	Senior Debt	9.2%	8/13-8/14		48.9	48.4	42.6
		Subordinated Debt(7)	14.7%	8/15-8/17		60.5	60.0	47.4
							108.4	90.0
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt	6.8%	10/12-10/13		73.9	73.1	73.9
		Subordinated Debt(7)	15.3%	8/14-8/15		50.7	50.2	50.7
		Convertible Preferred Stock			84,043		49.8	49.8
		Common Stock(1)			84,043		—	32.7
							173.1	207.1
Supreme Corq Holdings, LLC	Household Products	Common Membership Warrants(1)			5,670		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt(7)	7.1%	8/14		36.4	36.4	20.8
		Senior Debt(6)(7)	7.8%	8/14		11.9	11.5	5.6
							47.9	26.4
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock(1)			376		0.5	0.5
		Common Stock(1)			3,861		—	—
							0.5	0.5
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	5.4%	12/11-12/12		30.4	24.6	22.8
		Senior Debt(6)(7)	9.0%	12/13		20.7	20.4	—
		Subordinated Debt(6)	14.0%	12/14		42.2	39.5	—
		Preferred Units(1)			11,659,298		6.9	—
		Preferred Unit Warrants(1)			1,998,961		4.8	—
							96.2	22.8
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	8.3%	5/13		82.0	81.2	54.2
		Subordinated Debt	17.5%	10/13		47.2	47.0	31.3
							128.2	85.5
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)			35		4.1	—

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.1%	6/15		50.0	49.6	30.3
triVIN, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	6/14-6/15		20.1	20.0	20.1
		Convertible Preferred Stock(1)			247,000,000		25.8	15.1
		Common Stock(1)			6,319,923		6.3	—
							52.1	35.2
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt(7)	13.0%	5/10-11/11		13.4	13.3	13.4
		Subordinated Debt(7)	16.0%	5/12		14.5	14.4	14.3
		Common Stock(1)			1,165,930		1.2	1.3
							28.9	29.0
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt(6)	9.3%	1/12-12/12		12.3	12.1	9.1
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	6.8%	9/13-9/14		4.0	4.0	4.0
		Subordinated Debt(7)	14.6%	7/14-9/14		82.7	82.1	82.0
		Convertible Preferred Stock(1)			2,008,575		220.2	106.6
		Common Stock(1)			502,144		49.8	—
							356.1	192.6
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.1%	12/11-12/13		34.0	33.6	23.9
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt	8.2%	9/24		1.3	1.2	0.5
ZSF/WD Hammond, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		40.3	38.5	29.0
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.4	19.4	13.7
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		33.4	32.0	24.3
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt	8.2%	9/24		0.4	0.4	0.1
ZSF/WD Orlando, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.6	19.7	14.3
CMBS AND REAL ESTATE CDO INVESTMENTS
ACAS CRE CDO 2007-1, Ltd.	Real Estate	Class C through Class N Notes	2.7%	11/31		345.5	196.5	19.0
		Preferred Shares(1)			417,086,293		17.7	—
							214.2	19.0
Banc of America	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	2/17-2/18		12.4	4.7	1.5
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	4/17		14.0	9.0	1.4
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	12/17		14.8	10.4	2.0
Citigroup Commercial Mortgage Securites Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	7/17		183.9	83.7	18.3
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.2%	10/17		11.1	8.7	0.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.1%	11/37-11/40		24.0	9.1	1.6
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		13.2	10.7	0.9
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	8/17		20.8	12.4	5.0
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	12/19		36.9	31.6	3.3
GS Morgtage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	7/17		63.7	52.8	4.6
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		161.7	70.2	12.0
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	8/17		36.6	22.5	5.0
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	7/23-7/24		19.4	7.4	2.3
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	4/17		9.8	3.4	1.0
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	8/17		32.8	19.9	4.5
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	5/17		20.0	11.7	3.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	10/17		161.6	75.9	12.7
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates	5.3%	10/17-9/24		96.2	43.8	8.1
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	11/16		5.0	3.1	0.6
CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes				8.5	8.3	1.9
		Subordinated Notes				25.9	22.2	9.4
							30.5	11.3
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes				20.0	17.2	3.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			6,241		4.5	0.8
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities			13,796		4.9	1.5
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes				15.0	14.1	3.9
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.0	1.6	0.3
Cent CDO 12 Limited	Diversified Financial Services	Income Notes				26.4	20.7	9.4
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes				5.0	3.1	1.3
Champlain CLO	Diversified Financial Services	Preferred Securities			1,000,000		0.5	0.2
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)			360		6.7	4.2
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		26.7	6.0
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities			3,089,177		2.8	0.4
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes				15.0	13.2	3.3
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities			5,750,000		1.9	1.3
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	0.6
		Subordinated Securities			15,000		12.2	3.7
							13.5	4.3
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes				4.0	2.4	0.2
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes				6.7	6.5	1.0
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.4	2.5
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes				9.0	7.2	2.1
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	12.4	1.9
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		8.2	2.7
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities			5,000,000		1.9	0.6
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	13.1	1.0
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			20,000,000		15.4	0.6
Subtotal Non-Control / Non-Affiliate Investments (62% of total investment assets and liabilities at fair value)							$5,810.8	$3,836.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS
Aptara, Inc.	IT Services	Senior Debt	11.5%	2/11		3.0	3.0	3.0
		Subordinated Debt(7)	16.9%	2/11		56.6	56.6	58.6
		Redeemable Preferred Stock(1)			15,107		14.1	4.6
		Convertible Preferred Stock(1)			2,549,410		8.7	—
		Preferred Stock Warrants(1)			230,681		1.0	—
							83.4	66.2
Comfort Co., Inc.	Household Durables	Senior Debt	13.5%	3/12		2.2	2.2	2.2
		Senior Debt(6)	11.5%	3/15		11.6	11.2	5.5
		Common Stock(1)			110,365		11.8	—
							25.2	7.7
Creditcards.com, Inc.	Diversified Consumer Services	Senior Debt(7)	10.8%	7/13		105.2	105.2	91.7
		Senior Debt(6)(7)	11.8%	6/13-7/13		35.0	34.3	22.8
		Subordinated Debt(6)	15.0%	6/14		10.4	10.2	—
		Redeemable Preferred Stock(1)			1,022		1.0	—
		Common Stock(1)			1,094,645		1.6	—
							152.3	114.5
Egenera, Inc.	Computers & Peripherals	Subordinated Debt	15.0%	12/10		3.6	3.3	2.2
		Redeemable Preferred Stock(1)			523,040		0.4	—
		Common Stock(1)			8,046,865		25.0	—
							28.7	2.2
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			5,592,367		8.9	9.6
IS Holdings I, Inc.	Software	Senior Debt(7)	6.3%	6/14		20.0	19.8	15.1
		Redeemable Preferred Stock			1,297		1.6	1.6
		Common Stock(1)			1,165,930		0.1	4.4
							21.5	21.1
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			27,709,548		8.7	4.4
		Preferred Stock Warrants(1)			7,504,057		0.2	2.2
							8.9	6.6
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)			4,213		2.7	6.4
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7)	17.0%	12/12		37.3	37.1	37.6
		Redeemable Preferred Units(1)			3,150,000		3.1	1.2
		Common Units(1)			350,000		0.4	—
							40.6	38.8
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7)	9.5%	11/12		13.0	13.0	10.6
		Common Stock(1)			40,688		0.6	0.1
							13.6	10.7
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt(6)(7)	18.5%	8/12		19.9	18.0	15.4
		Common Stock(1)			7,000		7.0	—
							25.0	15.4
WFS Holding, Inc.	Software	Convertible Preferred Stock(1)			20,403,772		2.0	2.5
Subtotal Affiliate Investments (5% of total investments assets and liabilities at fair value)							$412.8	$301.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)			589		14.7	0.8
ACAS Real Estate Holdings Corporation	Real Estate	Subordinated Debt(6)	15.0%	5/16		2.7	2.6	—
		Common Stock(1)			1,000		5.6	—
							8.2	—
American Capital Agency Corp(2)	Real Estate Investment Trusts	Common Stock			5,000,100		100.0	114.9
American Capital, LLC	Capital Markets	Senior Debt	6.1%	9/12		10.1	9.9	10.0
		Common Membership interest			100%		84.9	33.5
							94.8	43.5
American Driveline Systems, Inc.	Diversified Consumer Services	Subordinated Debt(7)	14.0%	12/14-12/15		42.0	41.5	42.0
		Redeemable Preferred Stock			403,357		30.2	45.9
		Common Stock(1)			128,681		10.8	1.4
		Common Stock Warrants(1)			204,663		17.3	2.2
							99.8	91.5
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)			8,500,100		0.9	—
CIBT Travel Solutions, Inc	Commercial Services & Supplies	Senior Debt(7)	9.5%	1/13		50.2	49.7	50.2
		Subordinated Debt(7)	15.0%	1/15-1/16		53.9	53.4	53.9
		Redeemable Preferred Stock(1)			15,000		16.1	16.2
		Convertible Preferred Stock(1)			776,800		77.7	2.5
		Common Stock(1)			194,200		19.4	—
							216.3	122.8
CMX Inc.	Construction & Engineering	Senior Debt(7)	3.6%	5/11		17.5	17.4	17.5
		Senior Debt(6)(7)	5.8%	5/12		124.7	123.6	26.0
		Common Stock(1)			1,410,100		0.1	—
							141.1	43.5
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)			9,738,995		10.0	11.0
Core Financial Holdings, LLC	Diversified Financial Services	Subordinated Debt	13.7%	4/14-5/15		36.9	36.5	36.5
		Common Stock(1)			57,940,360		54.4	23.7
							90.9	60.2
ECA Acquisition holdings, Inc	Health Care Equipment & Supplies	Subordinated Debt(7)	16.5%	12/14		13.2	13.1	13.2
		Common Stock(1)			583		11.1	8.2
							24.2	21.4
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	9.7%	7/13		9.6	9.6	9.6
		Subordinated Debt	9.6%	7/13		7.7	7.7	7.7
		Subordinated Debt(6)	10.4%	7/13		7.7	6.1	2.2
		Redeemable Preferred Stock(1)			21,114		9.0	—
		Convertible Preferred Stock(1)			7,929		6.0	—
		Common Stock(1)			11,261		1.1	—
		Preferred Stock Warrants(1)			120,652		—	—
		Common Stock Warrants(1)			1,078,792		13.1	—
							52.6	19.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Endeavor Fund I, LP	Thrifts & Mortgage Finance	Partnership Interest			100%		18.2	18.0
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	8.8%	5/11		14.6	11.3	—
		Subordinated Debt(6)	12.1%	5/12-5/13		10.9	7.3	—
		Convertible Preferred Stock(1)			233,201		11.4	—
		Preferred Stock Warrants(1)			40,000		—	—
							30.0	—
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt	7.6%	11/09-2/11			(1.4)	—
		Ordinary Shares(1)			431,895,528		1,267.3	96.7
							1,265.9	96.7
European Touch, LTD. II	Commercial Services & Supplies	Senior Debt	8.3%	8/11-1/12		0.4	0.4	0.4
		Subordinated Debt(6)	16.0%	1/11		17.4	13.4	2.7
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							18.7	3.1
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt	8.0%	1/17		44.2	43.8	44.2
		Common Membership Units(1)			58,297		44.6	12.0
							88.4	56.2
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)			31,250		8.1	—
Fosbel Global Services (LUXCO) S.C.A.(3)	Commercial Services & Supplies	Subordinated Debt(7)	14.0%	12/13		19.8	19.8	19.8
		Subordinated Debt(6)(7)	17.0%	12/14		19.8	15.1	5.8
		Redeemable Preferred Stock(1)			18,449,456		18.5	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							56.6	25.6
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt	4.1%	10/13		22.8	22.8	22.8
		Redeemable Preferred Stock			115,538		14.1	14.1
		Convertible Preferred Stock(1)			59,250		59.2	14.3
							96.1	51.2
FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	6.8%	4/11-5/11		13.2	13.1	13.2
		Subordinated Debt	15.0%	5/12		10.2	10.2	10.2
		Redeemable Preferred Stock(1)			14,042,095		13.9	9.2
		Common Stock(1)			6,088,229		2.3	—
		Common Stock Warrants(1)			8,181,695		—	—
							39.5	32.6
Future Food, Inc.	Food Products	Senior Debt	5.3%	8/10-9/24		17.2	17.0	17.2
		Subordinated Debt(6)	12.0%	8/11-7/12		8.0	7.6	0.5
		Common Stock(1)			64,917		12.9	—
		Common Stock Warrants(1)			6,500		1.3	—
							38.8	17.7
FutureLogic, Inc.	Computers & Peripherals	Senior Debt(7)	8.4%	2/10-10/23		40.2	40.1	40.3
		Subordinated Debt(7)	19.4%	2/13/10/14		29.3	29.3	29.3
		Subordinated Debt(6)(7)	22.5%	10/24		12.0	8.7	3.1
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							94.3	72.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
FV Holdings Corporation	Food Products	Subordinated Debt(7)	14.5%	6/15		23.4	23.4	23.4
		Convertible Preferred Stock(1)			292,000		14.3	19.0
		Common Stock(1)			125,000		6.1	8.1
							43.8	50.5
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.5%	10/10-10/11		10.6	10.6	10.6
		Senior Debt(6)(7)	12.6%	10/11		9.5	8.8	2.8
		Subordinated Debt(6)	25.0%	10/12		21.5	13.5	—
		Convertible Preferred Stock(1)			4,000		1.0	—
		Common Membership Interest(1)			2.5%		0.7	—
							34.6	13.4
Halex Holdings Corp.	Construction Materials	Senior Debt(6)	7.1%	9/11-10/13		10.6	9.8	7.9
		Redeemable Preferred Stock(1)			23,504,546		30.6	—
		Common Stock(1)			30,263,219		—	—
		Common Stock Warrants(1)			18,750,000		—	—
							40.4	7.9
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	5.3%	12/10		14.0	13.9	7.1
		Convertible Preferred Stock(1)			10,196		2.9	—
		Common Stock(1)			14,250		4.8	—
							21.6	7.1
Imperial Supplies Holdings, Inc	Trading Companies and Distributors	Subordinated Debt	16.0%	10/14		22.5	22.3	22.5
		Redeemable Preferred Stock			19,604		15.6	22.5
		Convertible Preferred Stock(1)			19,604		20.3	3.9
		Common Stock(1)			442,187		11.3	—
							69.5	48.9
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)	12.3%	4/12		2.0	—	—
		Redeemable Preferred Stock(1)			13,709		9.2	0.7
							9.2	0.7
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt	10.5%	7/13-12/14		19.3	19.3	19.3
		Subordinated Debt	7.9%	12/14		33.4	31.7	31.7
		Subordinated Debt(6)	8.4%	12/14		4.8	4.4	2.9
		Redeemable Preferred Stock(1)			6,160		4.2	—
		Convertible Preferred Stock(1)			15,797		12.3	—
		Common Stock(1)			14,000		1.4	—
		Preferred Stock Warrants(1)			15,640		—	—
		Common Stock Warrants(1)			464,242		2.9	—
							76.2	53.9
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.3%	8/12		4.8	4.8	4.8
		Subordinated Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)			7,496		8.1	4.7
		Common Stock(1)			833		—	—
		Common Stock Warrants(1)			675		—	—
							18.4	15.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt(7)	7.3%	2/10		2.7	2.7	2.7
		Subordinated Debt(6)(7)	18.0%	2/13		11.7	8.9	10.5
							11.6	13.2
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)			100		9.4	4.0
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		7.1	0.7
MW Acquisition Corporation	Health Care Providers & Services	Subordinated Debt(7)	16.2%	2/13-2/14		25.3	25.0	25.3
		Redeemable Preferred Stock(1)			2,485		0.9	0.9
		Convertible Preferred Stock(1)			38,016		13.5	9.9
		Common Stock(1)			51,521		—	—
							39.4	36.1
NECCO Holdings, Inc.	Food Products	Senior Debt	11.8%	12/12		4.3	4.3	4.3
		Common Stock(1)			760,869		0.1	2.6
							4.4	6.9
NECCO Realty Investments, LLC	Real Estate	Senior Debt(7)	14.0%	12/17		38.8	38.1	38.9
		Common Membership Units(1)			7,000		4.9	9.8
							43.0	48.7
Paradigm Precision Holdings, LLC	Aerospace & Defense	Subordinated Debt	17.0%	8/14		52.4	52.4	52.4
		Subordinated Debt(6)	20.0%	8/14-10/14		62.2	53.8	17.0
		Common Membership Units(1)			478,488		17.5	—
							123.7	69.4
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.1%	12/11-12/12		16.3	16.1	13.9
		Subordinated Debt(6)	17.0%	12/14		9.1	7.4	—
		Common Stock(1)			367,881		4.2	—
							27.7	13.9
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt(7)	12.0%	6/12		10.0	9.9	10.0
		Subordinated Debt(7)	17.7%	6/13		23.7	23.5	23.8
		Redeemable Preferred Stock(1)			36,267		24.7	32.7
		Common Stock(1)			40,295		3.9	—
		Common Stock Warrants(1)			116,065		11.6	—
							73.6	66.5
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt	8.3%	4/10		10.6	10.6	10.6
		Common Stock			583		20.5	0.4
							31.1	11.0
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt(7)	8.2%	6/12-6/13		37.5	37.2	33.4
		Membership Units(1)			356		4.5	5.2
							41.7	38.6
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	0.0%	7/14		5.9	5.9	5.9
		Subordinated Debt(7)	12.5%	6/15		121.9	121.0	122.0
		Convertible Preferred Stock			1,101,673		121.2	102.7
		Common Stock(1)			275,419		27.5	—
							275.6	230.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Specialty Brands of America, Inc.	Food Products	Subordinated Debt(7)	14.0%	5/14		34.5	34.2	34.5
		Redeemable Preferred Stock			122,017		8.7	14.4
		Common Stock(1)			128,175		2.3	8.3
		Common Stock Warrants(1)			56,819		1.4	3.7
							46.6	60.9
Spring Air International, LLC	Household Durables	Common Membership Interest(1)			49%		3.7	3.7
UFG Member, LLC	Food Products	Subordinated Debt(6)	16.5%	5/15-5/16		33.5	30.3	29.8
		Common Stock(1)			937		64.7	—
							95.0	29.8
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	5.1%	10/10-2/11		1.0	1.0	1.0
		Senior Debt(6)(7)	10.8%	2/12		4.7	4.2	—
		Subordinated Debt(6)(7)	15.0%	2/13		8.1	6.3	—
		Redeemable Preferred Stock(1)			292,958		1.6	—
		Common Stock Warrants(1)			6,862		0.2	—
							13.3	1.0
Unwired Holdings, Inc.	Household Durables	Senior Debt	5.5%	6/10		1.1	1.1	1.1
		Senior Debt(6)	9.0%	6/11		10.9	7.5	4.2
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
		Preferred Stock Warrants(1)			485,133		—	—
		Common Stock Warrants(1)			5,479,077		—	—
							24.5	5.3
VP Acquisition Holdings, Inc	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	10/13-10/14		19.8	19.6	19.8
		Common Stock(1)			19,780		24.7	39.5
							44.3	59.3
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	12.6%	11/10		5.0	5.0	5.0
		Redeemable Preferred Membership Units(1)			3,796,269		3.0	3.0
		Common Membership Units(1)			27,629		1.9	—
							9.9	8.0
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		106.3	105.6	106.4
		Convertible Preferred Stock			703,406		85.7	106.7
		Common Stock(1)			175,852		17.6	22.8
							208.9	235.9
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)			3,384,615		3.4	—

CDO/ CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		11.6	1.7
Subtotal Control Investments (33% of total investment assets and liabilities at fair value)							$4,071.3	$2,046.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(in millions, except share data)

Counterparty (4)	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swaption - Pay Floating/ Receive Fixed	4.6%	4/12	1	40.0	—	2.5
BMO Financial Group	Interest Rate Swaption - Pay Floating/ Receive Fixed	5.5%	11/12	1	22.9	—	1.1
Wachovia Bank, N.A.	Balance Differential Swap - Pay Floating/ Receive Fixed	5.1%	8/19	1	(3.1)	—	3.9
Citibank, N.A.	Balance Differential Swap - Pay Floating/ Receive Fixed	5.2%	11/19	1	(4.0)	—	0.6
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)						—	8.1
Total Investment Assets						$10,294.9	$6,192.8
DERIVATIVE & OPTION AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.8%	4/12-11/19	4	671.9	—	(33.8)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.4%	2/13-8/17	5	479.9	—	(23.4)
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.9%	4/16-8/19	3	389.7	—	(23.8)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%	7/17	1	66.0	—	(4.9)
Credit Suisse International	Interest Rate Swap - Pay Fixed/ Receive Floating	5.8%	6/17	1	26.1	—	(1.4)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%	7/17	1	22.3	—	(4.0)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP		2/11	1		—	(1.0)
Total Investment Liabilities (1% of total investment assets and liabilities at fair value)						$—	$(92.3)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Debt security is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the securities are pledged as collateral under various secured financing arrangements.

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	12.6%	10/09		5.0	5.0	5.0
		Redeemable Preferred Membership Units			3,796,269		4.8	5.5
		Common Membership Units(1)			27,400		1.9	6.0
							11.7	16.5
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		103.8	103.0	103.8
		Convertible Preferred Stock			703,406		82.3	132.6
		Common Stock(1)			175,852		17.6	30.2
							202.9	266.6
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)			3,170,176		3.2	3.2

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		11.5	1.4
Subtotal Control Investments (40% of total investment assets and liabilities at fair value)							$4,382.3	$2,897.8

Counterparty (4)	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swaption - Pay Floating/ Receive Fixed	4.6%	4/12	1	40.0	—	3.1
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	5.1%	8/19	1	37.0	—	3.8
BMO Financial Group	Interest Rate Swaption - Pay Floating/ Receive Fixed	5.5%	11/12	1	22.9	—	1.1
Citibank, N.A.	Balance Differential Swap - Pay Floating/ Receive Floating	5.2%	11/19	1	3.5	—	0.7
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)						—	8.7
Total Investment Assets						$10,691.0	$7,426.9
DERIVATIVE & OPTION AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.8%	4/12-11/19	4	666.9	—	(45.9)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.4%	2/13-8/17	5	479.9	—	(43.5)
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.9%	1/14-8/19	3	379.1	—	(33.0)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%	7/17	1	66.0	—	(10.6)
WestLB AG	Interest Rate Swap - Pay Fixed/ Receive Floating	5.8%	6/17	1	55.0	—	(8.3)
Credit Suisse International	Interest Rate Swap - Pay Fixed/ Receive Floating	5.8%	6/17	1	26.1	—	(3.9)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%	7/17	1	22.3	—	(5.9)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP		2/11	1		—	(1.5)
European Capital Limited(2)(3)	Put Option		12/10			(19.7)	(69.4)
Total Investment Liabilities (3% of total investment assets and liabilities at fair value)						$(19.7)	$(222.0)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Loan is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the loans or securities are pledged as collateral under various secured financing arrangements.
(8)	2,500,100 shares with a cost of $50.0 and a fair value of $48.1 are restricted for sale until May 2009.
(9)	Portfolio company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission (“SEC”).

Note 2. Organization

We are a non-diversified, closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”), the buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and directly to early stage and mature private and small public companies. We refer to these investments as our private finance portfolio. We also invest in structured product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us through subsidiaries of our wholly-owned portfolio company, American Capital, LLC. As an alternative asset manager, we had $11 billion of capital resources under management as of June 30, 2009.

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

Note 3. Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2008, our independent registered public accounting firm, Ernst & Young LLP, concluded that substantial doubt existed about our ability to continue as a going concern as a result of being in breach of certain financial covenants under our unsecured borrowing arrangements. The breach of these financial covenants was primarily due to the significant decrease in our shareholders’ equity as a result of net unrealized depreciation on our portfolio investments during 2008. As of June 30, 2009, we continued to be in breach of these financial covenants on $2.3 billion of unsecured borrowing arrangements. As a result, during the continuance of these events of defaults, the lenders and note holders under such borrowing arrangements may declare all borrowings outstanding under their respective arrangements to be immediately due and payable after any applicable notice periods. If this were to occur, there

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of such acceleration or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations.

However, we continue to believe that we will have adequate liquidity to continue to fund our operations and the interest payments on our borrowing arrangements, including any default interest, in the absence of an acceleration of the maturity of the debt. We continue to have active discussions with our unsecured lenders and note holders regarding a restructuring of our borrowing arrangements. We have retained Miller Buckfire & Co. LLC as a financial advisor to assist us in our efforts to restructure these borrowing arrangements. We continue to believe that we will successfully renegotiate the unsecured borrowing arrangements with our lenders and note holders and that we will continue to exist as a going concern.

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. Our interim consolidated financial statements included in this Form 10-Q have been prepared on a going concern basis and do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.

Note 4. Significant Accounting Policies

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount (“OID”) is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the origination or purchase of loans and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities or redemption value that is not sufficient to cover the contractual interest or dividend, we will generally not accrue interest or dividend income on the notes or securities and record an allowance for any accrued interest or dividend receivable as a reduction of interest or dividend income in the period we determine it is not collectible.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Interest income on CMBS, CLO and CDO investments is recognized on the effective interest method as required by Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF No. 99-20”). Under EITF No. 99-20, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the amortized cost basis of the investment calculated in accordance with Financial Accounting Standards Board (the “FASB”) Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans, and the timing of and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and restricted and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. For unrestricted securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest.

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

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under SFAS No. 157, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We determine whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by American Capital, LLC, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under SFAS No. 157 is a hypothetical secondary market. In determining the fair value of European Capital Limited (“European Capital”), an investment fund that we control as of the measurement date, we have concluded that the investment’s valuation should be based on a percentage of the fund’s net asset value since the underlying assets are fair valued under SFAS No. 157. However, in determining the fair value of our investment in European Capital as of June 30, 2009, the valuation was further reduced as consideration was given to the risks associated with our ability to realize the fair value of the underlying assets since European Capital is in breach of certain financial covenants under their borrowing arrangements as of the measurement date.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the second quarter of 2009 and evaluated all events or transactions through the date of this filing. During this period, we did not have any material subsequent events that impacted our interim consolidated financial statements (see Note 14, Subsequent Event).

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, (“SFAS No. 166”) which amends the derecognition guidance in SFAS No, 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”) which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, (“FIN 46(R)”) and change the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No. 166. SFAS No. 167 does not amend the FIN 46(R) exception that investments accounted for at fair value in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies, are not subject to the requirements of FIN 46(R). SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 168.

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

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of June 30, 2009.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following fair value hierarchy table sets forth our investment portfolio by level as of June 30, 2009 and December 31, 2008, respectively (in millions):

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$2,150	$2,150
Subordinated debt	—	—	2,138	2,138
Preferred equity	—	—	1,119	1,119
Common equity	115	—	421	536
Structured products	—	—	174	174
Equity warrants	—	—	68	68
Derivative agreements and other, net	—	—	(87)	(87)

Total investments, net	$115	$—	$5,983	$6,098

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$2,760	$2,760
Subordinated debt	—	—	2,351	2,351
Preferred equity	—	—	1,344	1,344
Common equity	—	102	601	703
Structured products	—	—	186	186
Equity warrants	—	—	74	74
Derivative and option agreements, net	—	—	(213)	(213)

Total investments, net	$—	$102	$7,103	$7,205

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three and six months ended June 30, 2009 (in millions):

	Balances, April 1, 2009	Realized Gains/ (Losses)(1)	Reversal of Prior Period Depreciation on Realization(2)	Unrealized Appreciation/ (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, net(4)	Transfers In & Out of Level 3	Balances, June 30, 2009
Senior debt	$2,616	$(142)	$139	$(50)	$(413)	$—	$2,150
Subordinated debt	2,250	(195)	194	(90)	(21)	—	2,138
Preferred equity	1,271	(3)	3	(131)	(21)	—	1,119
Common equity	418	32	(21)	(363)	355	—	421
Equity warrants	58	—	—	9	1	—	68
Structured products	143	—	—	37	(6)	—	174
Derivative agreements and other, net	(92)	(18)	—	4	19	—	(87)

Total	$6,664	$(326)	$315	$(584)	$(86)	$—	$5,983

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	Balances, January 1, 2009	Realized Gains/ (Losses)(1)	Reversal of Prior Period Depreciation on Realization(2)	Unrealized Appreciation/ (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, net(4)	Transfers In & Out of Level 3	Balances, June 30, 2009
Senior debt	$2,760	$(153)	$150	$(188)	$(419)	$—	$2,150
Subordinated debt	2,351	(222)	224	(215)	—	—	2,138
Preferred equity	1,344	(32)	33	(220)	(6)	—	1,119
Common equity	601	29	(21)	(614)	426	—	421
Equity warrants	74	(9)	7	3	(7)	—	68
Structured products	186	—	—	(10)	(2)	—	174
Derivative and option agreements and other, net	(213)	(68)	49	57	88	—	(87)

Total	$7,103	$(455)	$442	$(1,187)	$80	$—	$5,983

(1)	Included in net realized (loss) gain on investments in the consolidated statements of operations. Excludes $2 million in losses on realized foreign currency transactions on other corporate activity denominated in a foreign currency for the three and six months ended June 30, 2009, respectively.
(2)	Included in net unrealized depreciation of investments in the consolidated statements of operations.
(3)	Excludes $4 million and $2 million of unrealized depreciation related to foreign currency translation for American Capital borrowings that are denominated in a foreign currency for the three and six months ended June 30, 2009, respectively.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or cumulative dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

As of June 30, 2009 and December 31, 2008, loans on non-accrual status were $1,025 million and $871 million, respectively, calculated as the cost plus unamortized OID, and $310 million and $150 million, respectively, at fair value. As of June 30, 2009 and December 31, 2008, loans with a principal balance of $10 million and $28 million, respectively, were greater than three months due, excluding loans on non-accrual status.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The composition summaries of our investment portfolio, at cost and fair value as a percentage of total investments, excluding derivative and option agreements, are shown in the following tables:

	June 30, 2009	December 31, 2008
COST

Senior debt	27.5%	31.9%
Subordinated debt	25.3%	26.5%
Preferred equity	16.5%	16.3%
Common equity	20.5%	15.2%
Structured products	9.2%	9.0%
Equity warrants	1.0%	1.1%

	100.0%	100.0%

FAIR VALUE

Senior debt	34.8%	37.2%
Subordinated debt	34.5%	31.7%
Preferred equity	18.1%	18.1%
Common equity	8.7%	9.5%
Structured products	2.8%	2.5%
Equity warrants	1.1%	1.0%

	100.0%	100.0%

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

	June 30, 2009	December 31, 2008
COST

Commercial Services & Supplies	11.6%	11.7%
Real Estate	10.8%	10.3%
Household Durables	6.8%	9.0%
Internet & Catalog Retail	4.8%	5.2%
Life Sciences Tools & Services	4.1%	3.9%
Food Products	4.0%	3.8%
Health Care Equipment & Supplies	3.7%	3.5%
Diversified Financial Services	3.7%	3.4%
Health Care Providers & Services	3.6%	3.6%
Auto Components	3.3%	3.1%
Hotels, Restaurants & Leisure	3.2%	3.3%
Construction & Engineering	3.1%	3.1%
Diversified Consumer Services	3.0%	3.1%
Electrical Equipment	2.8%	2.8%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	June 30, 2009	December 31, 2008
IT Services	2.3%	2.2%
Pharmaceuticals	2.0%	2.0%
Containers & Packaging	1.9%	1.9%
Electronic Equipment & Instruments	1.8%	1.8%
Computers & Peripherals	1.7%	1.8%
Software	1.7%	1.6%
Internet Software & Services	1.7%	1.7%
Building Products	1.6%	1.5%
Leisure Equipment & Products	1.5%	1.5%
Other	15.3%	14.2%

	100.0%	100.0%

	June 30, 2009	December 31, 2008
FAIR VALUE

Commercial Services & Supplies	11.4%	11.6%
Household Durables	7.2%	7.8%
Health Care Equipment & Supplies	5.6%	4.7%
Electrical Equipment	5.4%	4.7%
Real Estate	5.1%	4.8%
Internet & Catalog Retail	4.0%	4.6%
Health Care Providers & Services	3.9%	3.3%
Diversified Consumer Services	3.9%	4.3%
Hotels, Restaurants & Leisure	3.8%	3.6%
Diversified Financial Services	3.6%	3.6%
Pharmaceuticals	3.4%	2.8%
Life Sciences Tools & Services	3.2%	4.8%
Food Products	3.1%	3.0%
Auto Components	3.1%	3.2%
Software	2.7%	2.3%
IT Services	2.4%	1.8%
Electronic Equipment & Instruments	2.4%	2.2%
Construction & Engineering	2.1%	2.7%
Building Products	2.0%	2.0%
Internet Software & Services	1.9%	1.4%
Real Estate Investment Trusts	1.9%	1.5%
Computers & Peripherals	1.8%	2.0%
Containers & Packaging	1.7%	1.7%
Other	14.4%	15.6%

	100.0%	100.0%

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

	June 30, 2009	December 31, 2008
COST

Southwest	20.8%	20.8%
Mid-Atlantic	19.5%	19.5%
International	16.6%	16.1%
South-Central	12.3%	11.6%
Northeast	11.5%	11.7%
Southeast	10.7%	12.4%
North-Central	8.1%	7.3%
Northwest	0.5%	0.6%

	100.0%	100.0%

FAIR VALUE

Southwest	26.6%	24.3%
Mid-Atlantic	20.3%	21.7%
South-Central	13.7%	13.8%
Northeast	12.4%	12.0%
Southeast	11.5%	10.7%
North-Central	11.0%	8.1%
International	4.2%	8.8%
Northwest	0.3%	0.6%

	100.0%	100.0%

Note 6. Borrowings

Our debt obligations consisted of the following as of June 30, 2009 and December 31, 2008 (in millions):

	June 30, 2009	December 31, 2008
Unsecured revolving credit facility, $1,409 million commitment	$1,388	$1,389
Unsecured public debt due October 2012	548	548
Unsecured private debt due September 2009	82	82
Unsecured private debt due August 2010	126	126
Unsecured private debt due February 2011	25	24
Unsecured private debt due September 2011	85	85
Unsecured private debt due October 2020	75	75
ACAS Business Loan Trust 2004-1 asset securitization	178	201
ACAS Business Loan Trust 2005-1 asset securitization	774	798
ACAS Business Loan Trust 2006-1 asset securitization	414	427
ACAS Business Loan Trust 2007-1 asset securitization	347	381
ACAS Business Loan Trust 2007-2 asset securitization	279	292

Total	$4,321	$4,428

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The daily weighted average debt balance for the three months ended June 30, 2009 and 2008 was $4,341 million and $4,333 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2009 and 2008 was $4,371 million and $4,656 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended June 30, 2009 and 2008 was 5.5% and 4.4%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2009 and 2008 was 5.1% and 4.8%, respectively.

As of June 30, 2009 and December 31, 2008, the aggregate fair value of the above borrowings was $3,189 million and $3,172 million, respectively. The fair values of our debt obligations are determined in accordance with SFAS No. 157, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

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

Unsecured Revolving Credit Facility

As of June 30, 2009 and December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant and certain other covenants for this facility. In addition, as of June 30, 2009, we were not in compliance with the ratio of adjusted EBIT to interest expense covenant for this facility. On March 5, 2009, the lenders under this facility sent a notice of such events of default to us. During the continuance of these events of default, lenders representing a majority of the commitments may declare the outstanding principal and accrued interest to be due and payable immediately. Pursuant to the terms of the facility, the applicable spread on any borrowings outstanding under this facility increased during the first quarter of 2009 by 2.00% as a result of these events of default. Also, due to the events of default, all LIBOR borrowings outstanding were automatically converted into base rate loans from index rate loans. The applicable interest rate for base rate loans is the greater of the prime rate or the federal funds rate plus 0.50%. As a result of rating agency downgrades during the first quarter of 2009, the applicable spread over the applicable base rate increased from 2.25% to 3.75% and the unused commitment fee increased from 0.50% to 0.80% as of March 2, 2009. As of June 30, 2009, the total interest rate on this facility was 9.00% for borrowings denominated in U.S. dollars.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Unsecured Public Debt

As of June 30, 2009 and December 31, 2008, we were not in compliance with the asset coverage covenant for these notes. Under the indenture for the notes, we had a 60-day period to cure the default, which commenced on March 3, 2009, the date that we received notice of the default from certain note holders. Following the expiration of the 60-day cure period, the default matured into an event of default under the indenture. Pursuant to the terms of the notes, during the continuance of this event of default, the trustee or the holders of at least 25% of the outstanding principal amount of the notes may declare the principal and accrued interest to be due and payable immediately. The holders of more than 50% of the outstanding principal amount of the notes can rescind any acceleration if all late payments are made and any events of default are cured or waived. As of the date of this filing, no acceleration actions have been taken by the note holders. As a result of rating agency downgrades during the first quarter of 2009, the interest rate on these notes increased by 1.75% effective February 2, 2009 to 8.60%. As of June 30, 2009, the total interest rate on this facility was 8.60%.

Unsecured Private Debt

As of June 30, 2009 and December 31, 2008, we were not in compliance with certain financial covenants, including the minimum consolidated tangible net worth covenant, the available debt asset coverage covenant and the asset coverage covenant for each series of these notes. In addition, as of June 30, 2009, we were not in compliance with the ratio of consolidated debt to consolidated shareholders’ equity covenant for each series of these notes. On March 5, 2009, the note holders sent a notice of such events of default to us. Pursuant to the terms of the notes, during the continuance of these events of default, the holders of more than 50% of the outstanding principal amount of each series of the notes can declare that all amounts outstanding under the notes for the respective series are immediately due and payable, at which time a default rate equal to the greater of 2.00% above the stated rate for each series or 2.00% over the prime rate will be applied on all overdue amounts. The holders of more than 50% of the outstanding principal amount of each series of notes can rescind any acceleration of the notes in that series if all late payments are made, any events of default are cured or waived and no judgment or decree has been entered for the payment of any monies due on the notes. As of the date of this filing, no acceleration actions have been taken by the note holders.

Securitizations

In February 2009, we repurchased $20 million of Class B notes issued by our indirect wholly owned consolidated subsidiary, ACAS Business Loan Trust 2007-1 for $3 million. As a result of this purchase, we recognized a $17 million gain during the quarter ended March 31, 2009, which is recorded in net gain on debt extinguishment in the accompanying consolidated statements of operations.

As of June 30, 2009, we were in compliance with our covenants in all of our asset securitizations.

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

During the three and six months ended June 30, 2009, we recorded $4 million and $57 million, respectively, of net unrealized appreciation from interest rate swap agreements in the financial statement line item derivative, option agreements and other in our consolidated statements of operations, including unrealized depreciation of $51 million and $7 million, respectively, due to a credit risk adjustment related to changes in our credit rating. During the three and six months ended June 30, 2008, we recorded $72 million of net unrealized appreciation and $1 million of net unrealized depreciation, respectively, from interest rate swap agreements in the financial statement line item derivative, option agreements and other in our consolidated statements of operations. During the three and six months ended June 30, 2009, we recorded $18 million and $24 million, respectively, of net realized loss from interest rate swap agreements in the financial statement line item derivative and option agreements in our consolidated statements of operations consisting primarily of periodic interest settlements of interest rate swap agreements. During the three and six months ended June 30, 2008, we recorded $12 million and $11 million, respectively, of net realized loss from interest rate swap agreements in the financial statement line item derivative and option agreements in our consolidated statements of operations consisting primarily of periodic interest settlements of interest rate swap agreements.

Cash payments received or paid for the termination of an interest rate derivative agreement are recorded as a realized gain or loss upon termination in our consolidated statements of operations and are classified under investing activities on our consolidated statements of cash flows. During the six months ended June 30, 2009, one interest rate swap agreement was terminated prior to maturity. The fair value of this terminated swap liability of $3 million was included in other liabilities in our interim consolidated balance sheet as of June 30, 2009. During the three and six months ended June 30, 2008, we had a net cash settlement payments of $1 million and $2 million, respectively.

Credit Risk-Related Contingent Features

We have agreements with certain of our derivative counterparties that allow the counterparty to declare an early termination event on its outstanding derivative transactions with us if an event of default on certain of our indebtedness in amounts that range from the greater of $5 million to $15 million occurs. As of June 30, 2009, the fair value of derivatives in a liability position related to these agreements was $14 million, and our liability in the event these counterparties should elect to terminate their derivative transactions outstanding with us was $36 million.

We also have agreements with certain of our derivative counterparties that contain a provision that states that if the counterparty has accelerated certain of our indebtedness in an amount greater than $15 million, then that counterparty may declare an early termination event on its derivative transactions outstanding with us. As of June 30, 2009, the fair value of derivatives in a liability position related to these agreements was $9 million, and

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

our liability in the event these counterparties should elect to terminate their derivative transactions outstanding with us was $14 million.

We have an agreement with a derivative counterparty that contains a provision that states that if our unsecured debt rating falls below BB- as rated by Fitch Ratings, BB- as rated by Standard & Poor’s Rating Services or Ba3 by Moody’s Investors Services, Inc., then an additional termination event will occur, which gives the counterparty an option to declare an early termination event on its derivative transactions outstanding with us. As of June 30, 2009, this termination event had occurred, but the counterparty had not elected to terminate its transactions outstanding with us. As of June 30, 2009, the fair value of derivatives in a liability position related to this agreement was $9 million, and our liability in the event this counterparty should elect to terminate its derivative transactions outstanding with us was $25 million.

We have agreements with certain of our derivative counterparties that contain a provision that states that if our unsecured revolving credit facility is terminated, or the counterparty does not continue to be a lender under our unsecured revolving credit facility, and we do not post collateral for our derivative obligations related to this counterparty or make arrangements for the counterparty to transfer its rights and obligations under the derivative agreement within 30 days, then an additional termination event will occur, which gives the counterparty an option to declare an early termination event on its derivative transactions outstanding with us. As of June 30, 2009, this termination event had not occurred. As of June 30, 2009, the fair value of derivatives in a liability position related to these agreements was $0 and there is no liability in the event the counterparty should elect to terminate its derivative transactions outstanding with us.

Note 8. Earnings Per Share

In accordance with the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”), basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.

In the second quarter of 2009, we declared a dividend of $1.07 per share payable on August 7, 2009. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to an amount equal to 10% of the aggregate dividend (see Note 11). The common stock issuable for the dividend does not qualify for accounting treatment as a stock dividend as that term is defined within Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins (“ARB 43”), and therefore the number of common shares outstanding or per share results for the second quarter of 2009 or prior periods will not be restated. However, in accordance with the provisions of SFAS No. 128, the shares issuable under the dividend are considered to be contingently issuable shares. As of June 30, 2009, the contingently issuable shares of common stock for payment of the dividend were approximately 67 million based on the stock price as of June 30, 2009.

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards, contingently issuable shares and shares issued under forward sales agreements are not included if the result would be anti-dilutive, such as when a net loss is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is net loss. As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

computing basic EPS, even if we have positive net operating income. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the three and six months ended June 30, 2009 and 2008 as we incurred a net loss for those periods.

Stock options, unvested employee stock awards and contingently issuable shares of 37.1 million, 6.5 million and 67.1 million and 22.8 million, 5.8 million and 0.0 million as of June 30, 2009 and 2008, respectively, were not included in the computation of diluted EPS either because the respective exercise prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for the three months ended June 30, 2009 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$124	$3	$127
Asset management and other fee income	2	11	13

Total operating income	126	14	140

Interest	60	—	60
Salaries, benefits and stock-based compensation	33	14	47
General and administrative	19	5	24

Total operating expenses	112	19	131

Operating income (loss) before income taxes	14	(5)	9
Benefit for income taxes	8	3	11

Net operating income (loss)	22	(2)	20

Net realized loss on investments	(326)	—	(326)
Net unrealized (depreciation) appreciation of investments	(245)	4	(241)

Net (decrease) increase in net assets resulting from operations	$(549)	$2	$(547)

Total assets	$6,543	$85	$6,628

The following table presents segment data for the six months ended June 30, 2009 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$303	$3	$306
Asset management and other fee income	4	25	29

Total operating income	307	28	335

Interest	112	—	112
Salaries, benefits and stock-based compensation	67	33	100
General and administrative	34	16	50

Total operating expenses	213	49	262

Operating income (loss) before income taxes	94	(21)	73
Benefit for income taxes	8	3	11

Net operating income (loss)	102	(18)	84

Net gain on extinguishment of debt	12	—	12
Net realized loss on investments	(457)	—	(457)
Net unrealized depreciation of investments	(575)	(158)	(733)

Net decrease in net assets resulting from operations	$(918)	$(176)	$(1,094)

Total assets	$6,543	$85	$6,628

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for three months ended June 30, 2008 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$228	$11	$239
Asset management and other fee income	3	21	24

Total operating income	231	32	263

Interest	48	—	48
Salaries, benefits and stock-based compensation	27	30	57
General and administrative	10	10	20

Total operating expenses	85	40	125

Operating income (loss) before income taxes	146	(8)	138
(Provision) benefit for income taxes	(1)	8	7

Net operating income	145	—	145

Net realized gain on investments	49	—	49
Net unrealized depreciation of investments	(248)	(16)	(264)

Net decrease in net assets resulting from operations	$(54)	$(16)	$(70)

Total assets	$10,096	$360	$10,456

The following table represents segment data for six months ended June 30, 2008 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$479	$18	$497
Asset management and other fee income	7	51	58

Total operating income	486	69	555

Interest	111	—	111
Salaries, benefits and stock-based compensation	52	61	113
General and administrative	23	20	43

Total operating expenses	186	81	267

Operating income (loss) before income taxes	300	(12)	288
(Provision) benefit for income taxes	(4)	12	8

Net operating income	296	—	296

Net realized gain on investments	82	—	82
Net unrealized depreciation of investments	(1,105)	(156)	(1,261)

Net decrease in net assets resulting from operations	$(727)	$(156)	$(883)

Total assets	$10,096	$360	$10,456

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 10. Commitments

As of June 30, 2009, we had commitments under loan and financing agreements to fund up to $643 million to 52 portfolio companies, with $337 million of the commitments related to undrawn revolving credit facilities for European Capital (see further discussion in Note 13). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

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

On January 7, 2009, the Internal Revenue Service (“IRS”) issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared with respect to a taxable year ending on or before December 31, 2009 and (iii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

On June 11, 2009, our Board of Directors declared a dividend of $1.07 per share payable on August 7, 2009 to shareholders of record as of the close of business on June 22, 2009, with an ex-dividend date of June 18, 2009. At the election of each shareholder, the dividend is payable in either cash or in shares of common stock, or in a combination of cash and common stock in accordance with the above IRS Revenue Procedure. If the aggregate amount of the cash elections exceeds 10% of the aggregate dividend amount, the cash portion will be prorated among the shareholders electing to receive cash. The remaining portion of the dividend will be paid in shares of common stock. The number of shares of common stock comprising the stock portion will be determined based on the volume weighted average price of our stock on the NASDAQ Global Select Market on July 27, July 28 and July 29, 2009. The exact distribution of cash and stock to each shareholder will depend on the shareholder’s election as well as elections of other shareholders. This dividend includes our remaining 2008 taxable income and a portion of our estimated 2009 taxable income (See further discussion in Note 14).

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The 1940 Act could prohibit us as a BDC from paying any cash dividend when our asset to debt coverage as determined under the 1940 Act is less than 200% and we have public bonds outstanding. However, the staff of the Securities and Exchange Commission has provided us with no-action relief to the effect that we may declare and pay a cash dividend in these circumstances, provided that the cash portion does not exceed the 10% cash minimum required by the IRS Revenue Procedure.

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar year ended December 31, 2008 we accrued $14 million of federal excise tax attributable to undistributed ordinary income. During the quarter ended June 30, 2009, we lowered our estimate of calendar year 2008 ordinary income and federal excise tax, which resulted in an $8 million tax benefit for the three and six months ended June 30, 2009 which is included in benefit for income taxes in our consolidated statements of operations.

Note 12. Related Party Transactions

Prior to the enactment of the Sarbanes-Oxley Act in June 2002, we provided loans to employees for the exercise of stock options under the employee stock option plans. The loans required the current payment of interest at a market rate, had varying terms not exceeding nine years and were recorded as a reduction of shareholders’ equity in the accompanying consolidated balance sheets. The loans were evidenced by full recourse notes and had to be repaid in full at the earlier of maturity or 60 days following termination of employment. The shares of our common stock that the employees purchased with the proceeds of a loan were posted as collateral. Under the terms of the loan agreements, if 95% of the outstanding loan balance was less than the aggregate value of the common stock collateral for such loan and any additional collateral, the loan maturity would be automatically accelerated and the collateral foreclosed upon. Pursuant to the loan agreements, the value of the original shares of common stock collateral was the greater of NAV per share or the average of the closing prices for the last 20 trading days. The employees could avoid acceleration under their respective loans and foreclosure by delivering additional collateral to us prior to an event of default. As of December 31, 2008, the aggregate amount of the notes receivable relating to stock option exercises was $5 million. The loans were secured by an aggregate 0.2 million shares of the common stock purchased with the proceeds from the loans.

During February 2009, an employee pledged an additional 0.9 million shares of our common stock as collateral, which was valued at the closing prices for the last 20 trading days. Due to the decline in our NAV per share as of December 31, 2008, the outstanding stock option loans became under collateralized on March 2, 2009, triggering an automatic event of default and foreclosure on the 1.1 million shares of common stock collateral in satisfaction of the loans. The shares of common stock that we received in the foreclosure are included in treasury stock and are not included in our outstanding shares of common stock. We have no further stock option loans outstanding as of June 30, 2009.

Note 13. Investment in European Capital

Acquisition of European Capital

On November 10, 2008, American Capital and European Capital entered into an implementation agreement regarding our proposal to acquire all of the ordinary shares of European Capital held by other investors, representing 32.3% of European Capital’s outstanding ordinary shares, by means of a “scheme of arrangement”

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

under Guernsey company law. Under the terms of the agreement, each European Capital shareholder other than us would receive 0.333 of our shares of common stock for every one ordinary share that they owned of European Capital. On February 19, 2009, our shareholders approved a proposal authorizing us to sell shares of our common stock below NAV per share in certain instances, including in connection with the proposed acquisition of European Capital. On March 19, 2009, the proposed transaction was approved by a special majority of the shareholders of European Capital, not including us. The acquisition became effective as of March 26, 2009, following approval of the Royal Court of Guernsey. In connection with the transaction, we issued 11.5 million shares of our common stock with a value of $25 million as of March 26, 2009 in exchange for the outstanding European Capital ordinary shares.

Put Option Agreement

On November 19, 2008, we entered into a put option agreement with European Capital under which European Capital could put some or all of certain investments to us at a predetermined put price. Under the terms of the agreement, the put option could be exercised at any time commencing on January 1, 2010 and expiring on December 31, 2010. In consideration for entering into the put option agreement, European Capital paid us €16 million ($20 million). The fair value of the put option liability as of December 31, 2008 was $69 million (€49 million), which is included in derivative and option agreements in our consolidated balance sheet. On March 30, 2009, we entered into a termination agreement with European Capital to terminate the put option agreement. Under the terms of the termination agreement, we settled the put option obligation by paying European Capital the fair value of the put option obligation of $65 million (€49 million). As a result, we recognized a realized loss of $44 million offset by the reversal of unrealized depreciation of $49 million in our consolidated statements of operations.

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

On June 29, 2009, American Capital and European Capital entered into an agreement whereby the outstanding borrowings under the Term A Facility of $319 million were exchanged for 325.1 million ordinary shares of European Capital and the Term A Facility commitment amount was reduced from $400 million to $87 million. As of June 30, 2009, there was no outstanding balance under the Term A Facility or the Term B Facility.

Under each facility, standby letters of credit can be issued for the account of European Capital. Issuances of standby letters of credit would reduce the available commitments under each facility. Any funding of a standby letter of credit by American Capital that is not reimbursed by European Capital on the disbursement date will bear interest at the rate of the respective facility. As of June 30, 2009, there were $123 million of standby letters of credit issued under the Term B Facility.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 14. Subsequent Event

On August 7, 2009, we paid a dividend of $1.07 per share to shareholders of record as of the close of business on June 22, 2009, with an ex-dividend date of June 18, 2009 (See Note 11). Shareholders had until July 24, 2009 to elect whether to receive the dividend in cash (up to an aggregate maximum of 10% of the total dividend paid) or in shares of common stock. Due to the original terms of the dividend, shareholders who elected to receive cash received a combination of cash and common stock.

Based on shareholder elections, the dividend consisted of $24 million in cash and 67 million shares of common stock, or 30% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $3.2199 per share, the average of the volume weighted trading price per share on the NASDAQ Global Select Market on July 27, 28 and 29, 2009.

Shareholders who elected to receive the dividend solely in shares of common stock and shareholders who did not make an election received 0.332 shares of common stock for each share of common stock they owned on the record date. Holders of approximately 42% of our common stock elected to receive only stock or did not make an election. Shareholders who elected to receive the dividend in all cash, received cash in the amount of $0.185 per share or 17% of the $1.07 dividend, and 0.275 shares of common stock, or 83% of the total dividend, for each share of common stock they owned on the record date. Fractional shares were issued, if applicable.

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

EXECUTIVE OVERVIEW

We are a publicly traded private equity firm and a global asset manager. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”) and buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and provide capital directly to early stage and mature private and small public companies. In addition, we also invest in structured product investments including CMBS, CLO and CDO securities (“Structured Products”) and invest in alternative asset funds managed by us. We are also an alternative asset manager with $11 billion of capital resources under management as of June 30, 2009.

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

The total value of our investment portfolio was $6,193 million and $7,427 million as of June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009 and 2008, we originated investments in 20 and 47 portfolio companies, respectively. Our new investment amounts represent the gross committed capital on the origination date. The type and aggregate dollar amount of our new investments during the three and six months ended June 30, 2009 and 2008 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
American Capital sponsored buyouts	$—	$—	$—	$303
Financing for private equity buyouts	—	109	—	109
Direct investments	—	50	—	163
Investments in managed funds	—	125	—	525
Structured products	—	100	—	148
Add-on financing for growth and working capital	2	343	2	356
Add-on financing for working capital in distressed situations	36	26	61	56
Add-on financing for recapitalizations	1	99	16	101
Add-on financing for acquisitions	—	66	—	66

Total	$39	$918	$79	$1,827

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Principal prepayments	$35	$265	$77	$505
Loan syndications and sales	21	21	29	295
Scheduled principal amortization	15	28	25	45
Payment of accrued PIK interest and dividend and original issue discounts	1	16	5	36
Sale of equity investments	53	149	68	529

Total	$125	$479	$204	$1,410

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

As of June 30, 2009, our assets under management totaled $11 billion, including $4 billion under management in the third-party funds named above. As of June 30, 2009, our capital resources under management totaled $11 billion, including $4 billion under management in the third-party funds named above. Our third-party assets under management do not include the assets of European Capital since we own 100% of European Capital. As a result, only our investment in European Capital is included in our assets under management.

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

The following table sets forth certain information with respect to our funds under management as of June 30, 2009:

	American Capital	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1	ACAS CRE CDO
Fund type	Public Alternative Asset Manager & Fund	Private Fund	Public REIT Fund - The NASDAQ Global Market	Private Fund	Private Fund	Private Fund	Private Fund
Established	1986	2005	2008	2006	2007	2006	2007
Assets	$6.6 Billion(1)	$1.9 Billion(2)	$2.8 Billion	$0.6 Billion	$0.3 Billion	$0.4 Billion	$33 Million
Investment types	Senior & Subordinated Debt, Equity, Structured Products	Senior & Subordinated Debt, Equity, Structured Products	Agency Securities	Equity	Equity	Senior Debt	CMBS
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in third-party funds that we manage.
(2)	Excluded from our third-party funds under management as we now own 100% of European Capital.

Summary of Critical Accounting Policies

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: valuation of investments; interest and dividend income recognition; stock-based compensation; and derivative financial instruments. All of our critical accounting policies are fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. The following are updated critical accounting policies for valuation of investments and interest and dividend income recognition.

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

The market in which we would sell our private finance investments is the M&A market. Under SFAS No. 157, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We decide whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by American Capital, LLC, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under SFAS No. 157 is a hypothetical secondary market. In determining the fair value of European Capital, we have concluded that the investment’s valuation should be based on a percentage of the fund’s net asset value since the underlying assets are fair valued under SFAS No. 157. However, in determining the fair value of our investment in European Capital as of June 30, 2009, the valuation was further reduced as consideration was given to the risks associated with our ability to realize the fair value of the underlying assets since European Capital is in breach of certain financial covenants under their borrowing arrangements as of the measurement date. The determination of the principal market used to estimate the fair value of each of our investments can have a material impact on our estimate of the fair value of our investments.

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

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of June 30, 2009.

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

See Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding the classification of our investment portfolio by Levels 1, 2 and 3 as of June 30, 2009.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount (“OID”) is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the origination or purchase of loans and loan origination fees that represent yield enhancement. Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the enterprise. For investments with payment-in-kind (“PIK”) interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities or redemption value that is not sufficient to cover the contractual interest or dividend, we will generally not accrue interest or dividend income on the notes or securities and record an allowance for any accrued interest or dividend receivable as a reduction of interest or dividend income in the period we determine it is not collectible.

A change in the portfolio company valuation assigned by us could have an effect on the amount of loans on non-accrual status. Also, a change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest recognition.

Interest income on CMBS, CLO and CDO investments is recognized on the effective interest method as required by Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF No. 99-20”). Under EITF No. 99-20, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the amortized cost basis of the investment calculated in accordance with Financial Accounting Standards Board (the “FASB”) Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans, and the timing of and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

Recent Accounting Standards

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the second quarter of 2009 and evaluated all events or transactions through the date of this filing. During this period, we did not have any material subsequent events that impacted our interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, (“SFAS No. 166”) which amends the derecognition guidance in SFAS No, 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”) which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, (“FIN 46(R)”) and change the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No. 166. SFAS No. 167 does not amend the FIN 46(R) exception that investments accounted for at fair value in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies, are not subject to the requirements of FIN 46(R). SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the Codification as the source of authoritative generally accepted in the United States (“GAAP”) in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 168.

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

Our consolidated financial performance, as reflected in our interim consolidated statements of operations, is composed of the following three primary elements:

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

The consolidated operating results for the three and six months ended June 30, 2009 and 2008 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating income	$140	$263	$335	$555
Operating expenses	131	125	262	267

Operating income before income taxes	9	138	73	288
Benefit for income taxes	11	7	11	8

Net operating income	20	145	84	296
Net gain on extinguishment of debt	—	—	12	—
Net realized (loss) gain on investments	(326)	49	(457)	82

Net realized (loss) earnings	(306)	194	(361)	378
Net unrealized depreciation of investments	(241)	(264)	(733)	(1,261)

Net decrease in net assets resulting from operations	$(547)	$(70)	$(1,094)	$(883)

Net Operating Income

Operating Income

We have two primary lines of business: Investing and Asset Management/Advisory. We derive the majority of our operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and our alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio company investments and includes both management fees for providing managerial advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market M&A transactions, which may not be recurring in nature. Our Asset Management/Advisory segment also includes our third-party alternative asset fund management business. As of June 30, 2009, all of our third-party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent that American Capital, LLC declares regular quarterly dividends of its net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income.

The following is a summary of our operating income by segment for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$124	$3	$127	$228	$11	$239
Asset management and other fee income	2	11	13	3	21	24

Total operating income	$126	$14	$140	$231	$32	$263

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$303	$3	$306	$479	$18	$497
Asset management and other fee income	4	25	29	7	51	58

Total operating income	$307	$28	$335	$486	$69	$555

Investing Segment

Operating income from our Investing segment consisted of the following for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income on debt securities	$117	$176	$267	$370
Dividend income on equity securities	7	50	35	103
Interest income on bank deposits	—	2	1	6

Interest and dividend income	124	228	303	479

Prepayment fees	—	1	—	3
Other fees	2	2	4	4

Asset management and other fee income	2	3	4	7

Total operating income	$126	$231	$307	$486

Interest income on debt investments decreased by $59 million, or 34%, and $103 million, or 28%, for the three and six months ended June 30, 2009, respectively, over the comparable periods in 2008 primarily due to a decline in the weighted average effective interest rate on our debt investments due to a decrease in LIBOR and an increase in non-accrual loans. Dividend income on equity securities decreased by $43 million, or 86%, and $68 million, or 66%, for the three and six months ended June 30, 2009, respectively, over the comparable periods in 2008, primarily due to the discontinuation of dividends by European Capital and a reduction in accrued dividends on private finance preferred stock investments primarily due to uncertainty on future collectability.

The following table summarizes selected data for our debt and equity investments, at cost, for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Effective interest rate on debt investments(1)(2)	7.0%	10.8%	7.8%	11.2%
Debt investments(1)(2)	$6,678	$6,517	$6,809	$6,585
Average monthly one-month LIBOR	0.4%	2.6%	0.4%	2.8%
Non-accrual loans at face as of period end	$1,025	$481	$1,025	$481
Non-accrual loans at fair value as of period end	$310	$116	$310	$116
Effective yield on equity investments(1)(3)	0.7%	5.1%	1.9%	5.1%
Equity investments(1)(3)	$3,865	$3,987	$3,810	$4,030
Effective yield on debt and equity investments(1)(2)(3)	4.7%	8.6%	5.7%	8.9%
Debt and equity investments(1)(2)(3)	$10,543	$10,504	$10,619	$10,615

(1)	Monthly weighted average.
(2)	Includes CMBS.
(3)	Excludes our equity investments in alternative asset fund management portfolio companies.

The monthly weighted average effective interest rate on debt investments decreased 380 basis points to 7.0% and 340 basis points to 7.8% for the three and six months ended June 30, 2009, respectively, over the comparable periods in 2008. This is primarily due to (i) a 220 basis point and 240 basis point decrease in the average monthly one-month LIBOR from the comparable periods in 2008 and (ii) an increase in non-accrual loans, partially offset by an increase in the interest spreads on recent loan originations. As a result of additional loans being placed on non-accrual, for the three and six months ended June 30, 2009, we recorded reserves on PIK interest income recorded in prior quarters of $37 million and $55 million, respectively, which are recorded as a reduction of interest income in these periods. The reserves on accrued PIK interest income were recorded because we no longer expected such amounts to be collected or realized. The corresponding weighted average interest rate as of June 30, 2009 was 9.7%.

The monthly weighted average effective yield on equity investments decreased 440 basis points to 0.7% and 320 basis points to 1.9% for the three and six months ended June 30, 2009, respectively, over the comparable periods in 2008. This is primarily due to (i) a lower accrual of dividends on our preferred stock investments of our private finance portfolio and (ii) discontinuation of dividends from our investment in European Capital. For the three and six months ended June 30, 2009, we recorded reserves on accrued dividend income recorded in prior quarters from private finance preferred stock investments of $21 million and $27 million, respectively, which are recorded as a reduction of dividend income in these periods. The reserves on accrued dividend income were recorded because we no longer expected such amounts to be collected or realized. We recorded dividend income on our equity investment in European Capital of $17 million and $34 million for the three and six months ended June 30, 2008, respectively. We did not record any dividend income on our equity investment in European Capital for the three and six months ended June 30, 2009.

Asset Management/Advisory Segment

Operating income from our Asset Management/Advisory segment consisted of the following for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend income	$3	$11	$3	$18

Loan financing fees	—	3	—	11
Equity financing fees	—	—	—	4
Transaction structuring fees	—	—	—	3
Fund asset management fees and reimbursements	5	8	13	14
Portfolio company advisory and administrative fees	5	6	10	12
Other	1	4	2	7

Asset management and other fee income	11	21	25	51

Total operating income	$14	$32	$28	$69

Dividend Income

To the extent American Capital, LLC declares dividends of its net operating income to us, such dividends would be included as dividend income. The net operating income of American Capital, LLC is comprised of the base management fees, profit sharing (called carried interest or incentive fee) and transaction fees it earns less the operating expenses it incurs for providing fund management services. For the three and six month ended June 30, 2009, American Capital, LLC declared a dividend of $3 million. For the three and six months ended June 30, 2008, American Capital, LLC declared a dividend of $11 million and $18 million, respectively. The reduction in the dividend income is attributable primarily to lower net operating income from American Capital, LLC due to lower management fee income earned from managing European Capital.

Asset Management and Other Fee Income

During the three and six months ended June 30, 2009, we did not complete any American Capital sponsored buyouts and did not provide any financing in buyouts sponsored by other private equity firms. As a result, we did not earn any loan financing, equity financing or transaction structuring fees for the three and six months ended June 30, 2009.

Operating Expenses

Operating expenses increased $6 million, or 5%, and decreased $5 million, or 2%, for the three and six months ended June 30, 2009, respectively, over the comparable periods in 2008. Operating expenses consisted of the following for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest	$60	$48	$112	$111
Salaries, benefits and stock-based compensation	47	57	100	113
General and administrative	24	20	50	43

Total operating expenses	$131	$125	$262	$267

Interest Expense

Interest expense for the three and six months ended June 30, 2009 increased $12 million, or 25%, and $1 million, or 1%, respectively, over the comparable periods in 2008. The increase in interest expense for the three and six months ended June 30, 2009 were primarily attributable to an increase in interest rates for default interest and ratings downgrades partially offset by a decline in LIBOR and a decrease in our weighted average borrowings. As discussed in Note 6 to our interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, we are in default under certain of our borrowing arrangements. We incurred additional interest expense of $19 million and $26 million, respectively, during the three and six months ended June 30, 2009 as a result of higher interest rates due to the defaults on certain of our borrowing arrangements and rating agency downgrades. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2009 was 5.5% and 5.1% respectively, compared to 4.4% and 4.8%, respectively, for the three and six months ended June 30, 2008. Our weighted average borrowings were $4,341 million and $4,333 million for the three months ended June 30, 2009 and 2008, respectively. Our weighted average borrowings were $4,371 million and $4,656 million for the six months ended June 30, 2009 and 2008, respectively.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Salaries	$19	$27	$41	$53
Incentive compensation	9	6	18	6
Benefits	3	4	8	11
Stock-based compensation	16	20	33	43

Total salaries, benefits and stock-based compensation	$47	$57	$100	$113

Salaries, benefits and stock-based compensation for the three and six months ended June 30, 2009 decreased $10 million, or 18%, and $13 million, or 12%, respectively, compared to the prior year periods primarily due to a decrease in the number of employees, partially offset by an increase in incentive compensation. To better align our organization and cost structure with current economic conditions, we undertook a strategic review of our business during 2008 which resulted in a reduction in our overall employee headcount. As of June 30, 2009 and 2008, we had total employees of 360 and 515, respectively. The increase in incentive compensation in 2009 is a result of retention bonus accruals.

General and Administrative Expenses

General and administrative expenses increased by $4 million, or 20%, and by $7 million, or 16%, for the three and six months ended June 30, 2009, respectively, over the comparable periods in 2008. The increase is primarily due to (i) fees from both our and our unsecured creditors’ legal and financial advisors that have been engaged in connection with our debt restructuring negotiations of $6 million and $10 million, respectively, for the three and six months ended June 30, 2009 and (ii) an additional $0 million and $4 million, respectively, of restructuring costs related to excess facilities for the three and six months ended June 30, 2009.

Net Gain on Extinguishment of Debt

In February 2009, we repurchased $20 million of Class B notes issued by our indirect wholly owned consolidated subsidiary, ACAS Business Loan Trust 2007-1 for $3 million. As a result of this purchase, we recognized a $17 million gain during quarter ended March 31, 2009, which is recorded in net gain on extinguishment of debt in the accompanying consolidated statements of operations.

On March 12, 2009, we terminated our $500 million secured revolving credit facility with Wachovia Capital Markets, LLC, as deal agent. All borrowings under the facility were repaid during the third quarter of 2008 and had not been redrawn. We terminated the facility in connection with our effort to further delever our balance sheet and to reduce our overall borrowing costs. We recorded a loss on debt extinguishment of $5 million as a result of writing off the deferred debt issuance costs, which is recorded in net gain on extinguishment of debt in the accompanying consolidated statements of operations.

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments for the three and six months ended June 30, 2009 and 2008 consisted of the following individual portfolio company realized (loss) gain greater than $15 million (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Piper Aircraft, Inc.	$31	$—	$31	$—
BPWest, Inc.	—	69	—	69
PHC Acquisition, Inc.	—	16	—	16
Pasternack Enterprises, Inc.	—	—	—	33
Exstream Holdings, Inc.	—	—	—	18
Other, net	4	17	12	17

Total gross realized portfolio gains	$35	$102	$43	$153

Consolidated Bedding, Inc.	$(196)	$—	$(196)	$—
Halex Holdings Corp.	(30)	—	(30)	—
Venus Swimwear, Inc.	(19)	—	(19)	—
Foamex, L.P.	(18)	—	(18)	—
Small Smiles Holding Company, LLC	(17)	—	(17)	—
Barton-Cotton Holding Corporation	—	—	(74)	—
Other, net	(63)	(39)	(76)	(62)

Total gross realized portfolio losses	(343)	(39)	(430)	(62)

Total net realized portfolio (losses) gains	$(308)	$63	$(387)	$91

European Capital put option agreement	$—	$—	$(44)	$—
Interest rate derivative periodic payments, net	(18)	(11)	(24)	(9)
Interest rate derivative termination payments, net	—	(1)	—	(2)
Foreign currency transactions	—	1	(2)	6
Taxes on net realized gains	—	(3)	—	(4)

Total net realized (losses) gains	$(326)	$49	$(457)	$82

In the second quarter of 2009, we received full repayment of our remaining subordinated debt investment in Piper Aircraft, Inc. and sold all of our equity interests for $31 million in total proceeds realizing a total gain of $31 million offset by a reversal of unrealized appreciation of $23 million. The gain that we recognized included escrowed proceeds that we expect to receive of $1 million.

In the second quarter of 2009, Consolidated Bedding, Inc. (“Consolidated Bedding”) sold all of its remaining assets to several purchasers for total proceeds consisting of cash, a 49% equity interest in one of the purchasers, Spring Air International, LLC and the future collection by one of the purchasers of certain accounts receivable of Consolidated Bedding. The total fair value of the cash and non-cash proceeds received, including the present value of future payments expected to be collected, is $14 million, the proceeds of which were used to partially pay down our debt investments. Subsequently, Consolidated Bedding filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Court. We do not expect to receive any further proceeds for our debt and equity investments in Consolidated Bedding, except the collection of the remaining $14 million of total proceeds. We deemed our remaining investments to be worthless and recognized a realized loss of $196 million offset by a reversal of unrealized depreciation of $189 million.

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

On November 19, 2008, we entered into a put option agreement with European Capital under which European Capital could put some or all of certain investments to us at a predetermined put price. Under the terms of the agreement, the put option could be exercised at any time commencing on January 1, 2010 and expiring on December 31, 2010. In consideration for entering into the put option agreement, European Capital paid us €16 million ($20 million). The fair value of the put option liability as of December 31, 2008 was $69 million (€49 million) which is included in derivative and option agreements in our consolidated balance sheet. On March 30, 2009, we entered into a termination agreement with European Capital to terminate the put option agreement. Under the terms of the termination agreement, we settled the put option obligation by paying European Capital the fair value of the put option obligation of $65 million (€49 million). As a result, we recognized a realized loss of $44 million offset by the reversal of unrealized depreciation of $49 million in our interim consolidated statements of operations.

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation (depreciation) of investments is based on valuations approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross unrealized appreciation of private finance portfolio investments	$187	$151	$221	$231
Gross unrealized depreciation of private finance portfolio investments	(476)	(443)	(930)	(850)

Net unrealized depreciation of private finance portfolio investments	(289)	(292)	(709)	(619)
Net unrealized (depreciation) appreciation of European Capital(1)	(409)	20	(366)	(103)
Net unrealized appreciation (depreciation) of AGNC	31	(26)	13	(26)
Net unrealized appreciation (depreciation) of American Capital, LLC(1)	4	(17)	(158)	(157)
Net unrealized appreciation (depreciation) of Structured Products	37	46	(9)	(315)
Reversal of prior period net unrealized depreciation (appreciation) upon realization	315	(67)	393	(113)

Net unrealized depreciation of portfolio investments	(311)	(336)	(836)	(1,333)
Foreign currency translation	66	—	(3)	73
Derivative agreements	4	72	57	(1)
Reversal of prior period net unrealized depreciation on option agreements upon realization	—	—	49	—

Net unrealized depreciation of investments	$(241)	$(264)	$(733)	$(1,261)

(1)	Excludes foreign currency translation.

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

As discussed in Notes 3 and 5 to our interim consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, we adopted SFAS No. 157 on January 1, 2008. As a result of the adoption of SFAS No. 157, we were required to modify our valuation methodologies for certain of our private finance investments. Prior to the adoption of SFAS No. 157, we generally determined the fair value of our private finance portfolio investments by using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. This valuation approach results in the determination of a fair value of our investments based on a change of control in an M&A transaction or a recapitalization of the enterprise based on the value of the enterprise. However, upon the adoption of SFAS No. 157, for investments in debt and redeemable preferred equity securities of portfolio companies for which we do not have the ability to initiate a sale of the portfolio company as of the measurement date and for which there is no active market, we are required under SFAS No. 157 to use a hypothetical secondary market as our principal market. We determine the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using the market yield (“Market Yield”) valuation methodology. As of June 30, 2009, we have recognized $371 million of cumulative net unrealized depreciation as a result of using a Market Yield valuation methodology instead of the Enterprise Value Waterfall valuation methodology. We intend to hold these private finance portfolio investments until settlement or maturity which would generally be on a change of control event such as a sale or recapitalization of the company. In general, we would not exit these investments in a secondary market where the sale proceeds would be based on a market yield. Accordingly, we do not expect to realize this $371 million of cumulative net unrealized depreciation if we hold the investments to settlement or maturity and there are no significant unanticipated credit impairments.

For the three and six months ended June 30, 2009, the $289 million and $709 million, respectively, of net unrealized depreciation of our private finance portfolio investments was driven primarily by portfolio company performance and credit. The declines related to portfolio company performance and credit is driven mostly by declines in the operating results of certain of our portfolio companies due to the global economic recession. Although the broader market has experienced some improvement in multiples and narrowing of investment spreads in the second quarter of 2009, the deterioration and recovery of middle market multiples has lagged the broader market. As a result, our private finance portfolio of middle market companies did not experience the same increase in multiples and corresponding appreciation of value of the broader overall market.

European Capital

For the three and six months ended June 30, 2009, we recognized net unrealized depreciation of $409 million and $366 million, respectively, on our investment in European Capital. Our investment in European Capital consists of a 100% equity investment with a cost basis and fair value of $1,267 million and $97 million, respectively. In the first quarter of 2009, we acquired the remaining 32% equity interest not already owned by us. However, we did not value our 100% equity investment in European Capital at its NAV as of June 30, 2009, because European Capital has obtained temporary waivers of covenant defaults under certain of its credit facilities which could expire and prevent us from realizing all of its NAV.

AGNC

For the three and six months ended June 30, 2009, we recognized net unrealized appreciation of $31 million and $13 million, respectively, on our investment in AGNC due to an increase in the closing market quote and a reduction in the discount to the market quote for sales restrictions.

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital, is a holding company of wholly-owned alternative asset fund managers. During the three and six months ended June 30, 2009, we recognized $4 million of unrealized appreciation and $158 million of unrealized depreciation on our investment in American Capital, LLC, respectively. The funds managed by American Capital, LLC are European Capital, AGNC, ACE I, ACE II, ACAS CLO-1 and ACAS CRE CDO. The decline in value of American Capital, LLC for the six months ended June 30, 2009 is primarily due to a reduction in projected management fees and carried interest for managing European Capital.

Structured Products

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities. During the three and six months ended June 30, 2009, we recorded $37 million of net unrealized appreciation and $9 million of net unrealized depreciation on our Structured Products investments, respectively. Our CMBS portfolio, which includes a commercial real estate CDO, experienced $21 million of net unrealized appreciation and $1 million of net unrealized depreciation during the three and six months ended June 30, 2009, respectively. Our CLO and CDO portfolios experienced $16 million of net unrealized appreciation and $8 million of net unrealized depreciation during the three and six months ended June 30, 2009, respectively. As of June 30, 2009, our CMBS portfolio has a cost basis of $705 million and a fair value of $108 million and our CLO and CDO portfolio has a cost basis of $247 million and a fair value of $66 million. Since the fourth quarter of 2007, we have experienced a substantial amount of depreciation on our Structured Products.

We value our Structured Products investments using the Market Yield valuation methodology. We estimate fair value based on third-party broker quotes and our cash flow forecasts subject to our assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, recent investments and securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We considered that the current market for our Structured Products investments may be considered an inactive market and that the information used by the third-party brokers to develop the quotes may generally not be based on actual transactions. We attempted to obtain multiple third-party broker quotes for all of Structured Products investments. We were generally able to receive third-party broker quotes for a significant majority of our Structured Products investments; however we generally received a limited number of third-party broker quotes per investment. The third-party broker quotes that we were able to obtain were provided as a source of indicative prices and were not binding offers. We evaluated the reasonableness of the broker quotes based on our knowledge of recent secondary offerings of similar securities reviewed by us, and to the extent possible, based on our knowledge of actual trades of similar securities. The reliance on broker quotes in determining the fair value of our Structured Products investments is specific to the facts and circumstances of each individual investment, but generally we weighted the use of broker quotes in determining the fair value of our Structured Products investments between 5% and 10%. The $37 million of net unrealized appreciation during the three months ended June 30, 2009 was the result of a modest narrowing of the investment spreads during the quarter. However, the accumulated net unrealized depreciation as of June 30, 2009 of $778 million is driven primarily by dramatic widening of the investments spreads from origination caused by the liquidity crisis in the market. The liquidity crisis has driven investors’ expected returns higher on Structured Products investments. In general, there is not a liquid market for our non-investment grade Structured Products investments. However, there have been a few trades of securities of similar Structured Products investments in what is considered to be an illiquid distressed market during 2008 and the first half of 2009, which has had the effect of decreasing the values of the overall Structured Products market. Our cumulative unrealized depreciation was driven less by actual credit quality of the underlying loan pools as compared to the widening of investments spreads.

We expect that we will hold these Structured Products investments until settlement or maturity. Based on our June 30, 2009 assumptions of future default and recovery rates, reinvestment spreads and prepayment rates, we anticipate that we will realize upon the settlement or maturity approximately $563 million more in proceeds than the fair value as of June 30, 2009. The primary difference between the fair value as of June 30, 2009 and our anticipated proceeds at maturity is that the current market yields used to value these securities do not have an impact on our anticipated proceeds at settlement or maturity if our current assumptions of the future credit quality and cash flows prove accurate.

Foreign Currency Translation

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. The foreign currency translation adjustment recorded in our interim consolidated statements of operations as net unrealized appreciation of $66 million for the three months ended June 30, 2009 and net unrealized depreciation of $3 million for the six months ended June 30, 2009. The appreciation during the three months ended June 30, 2009 was primarily as a result of the Euro appreciating against the U.S. dollar.

Derivative and Option Agreements

During the three and six months ended June 30, 2009, we recorded $4 million and $57 million, respectively, of net unrealized appreciation from derivative agreements, primarily interest rate swaps, and a $49 million reversal of prior period net unrealized depreciation from the termination of the European Capital put option agreement.

For interest rate derivative agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period, adjusted for nonperformance risk, if any, including an evaluation of our credit risk and our counterparty’s credit risk. A negative fair value would represent an amount we would have to pay a third-party and a positive fair value would represent an amount we would receive from a third-party to assume our obligation under an interest rate derivative agreement. They generally appreciate or depreciate primarily based on relative market interest rates and their remaining term to maturity. The net unrealized appreciation of $4 million for the three months ended June 30, 2009 was due to net unrealized appreciation of $55 million due to an increase in the forward interest rate yield partially offset by a net unrealized depreciation of $51 million associated with a reduction of our credit risk for non-performance during the period. The net unrealized appreciation of $57 million for the six months ended June 30, 2009 was due to net unrealized appreciation of $64 million due to an increase in the forward interest rate yield partially offset by a net unrealized depreciation of $7 million associated with a reduction of our credit risk for non-performance during the period. Cumulatively, the fair value of our net liability as of June 30, 2009 for our derivative agreements includes a $56 million reduction in the fair value of the net liability due to nonperformance risk as a result of our default under our unsecured borrowing arrangements and credit rating downgrades. The change in fair value is recorded as unrealized appreciation (depreciation) of derivative agreements.

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

For example, at the end of the second quarter of 2009, we held an investment in a commercial real estate collateralized debt obligation (“ACAS CRE CDO”) that has been depreciated $195 million inception to date. This investment is currently producing approximately $6 million per quarter of cash flow, but its fair value determined in accordance with GAAP is $19 million as of June 30, 2009; however, we anticipate realizing $75 million of our investment on settlement or maturity based on our assumptions as of June 30, 2009 of future credit losses, which includes the recession, over the life of the investment. Further, our Structured Products produced a total of $25 million of cash flow as of June 30, 2009, but the total fair value determined in accordance with GAAP is $174 million as of June 30, 2009. In total, the current fair value of our Structured Products determined in accordance with GAAP is approximately 1.7 times the annualized current quarterly cash flow. We believe the valuations of investments such as these are significantly impacted by both the lack of demand for such products and the lack of liquidity in the current market to finance the acquisition of these investments, thereby decreasing leveraged returns and prices that market participants are willing to pay for these securities. As such, there are material differences between the current GAAP fair value of several classes of our Level 3 assets compared to the value we anticipate we will realize on settlement or maturity if our current assumptions of future credit quality and cash flows are accurate.

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

As of June 30, 2009, we expect that our Realizable Value will exceed our fair value determined in accordance with GAAP as of June 30, 2009 by approximately $878 million. As of June 30, 2009, 98% of our portfolio investments are valued using Level 3 inputs. The following table summarizes the current GAAP cost basis and fair value of our investments as of June 30, 2009 compared to the Realizable Value (in millions):

Asset Class	Cost Basis	GAAP Fair Value	Realizable Value(1)	Difference Between Realizable Value and GAAP Fair Value
Private finance	$7,882	$5,755	$6,126	$371
European Capital	1,266	97	97	—
AGNC	100	115	115	—
Structured products	952	174	737	563
American Capital, LLC	95	44	44	—
Derivative agreements, net and other	—	(87)	(143)	(56)

Total	$10,295	$6,098	$6,976	$878

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

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the latest twelve months (“LTM”) and quarter ended June 30, 2009 and 2008:

	Period Ended June 30,
	2009	2008
LTM net operating income return on average equity at cost	4.3%	10.0%
LTM realized (loss) earnings return on average equity at cost	(3.3)%	13.2%
LTM loss on average equity	(90.6)%	(17.9)%
Current quarter net operating income return on average equity at cost annualized	1.3%	8.8%
Current quarter realized (loss) earnings return on average equity at cost annualized	(19.3)%	11.8%
Current quarter loss on average equity annualized	(96.2)%	(4.9)%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The crisis in the global credit markets during the past year has adversely affected all industry sectors. We believe that the market disruption may continue to adversely affect financial services companies with respect to the valuation of their investment portfolios, tighter lending standards and reduced access to capital. The U.S. and global economies are in a recession. The recession may lead to a further decline in earnings and/or decline in valuation multiples for our portfolio companies. Also, the liquidity crisis could further widen the investment spreads on Structured Products and certain of our private finance portfolio investments causing a further decrease in the fair value of these investments. Although we cannot predict future market conditions, we believe that our continuing ability to generate operating cash flows and sell existing portfolio investments will provide us with adequate liquidity to execute our current business strategy including the payment of our debt service and the minimum amount of dividends to maintain our qualification as a RIC. Additionally, our 2009 business plan has been developed with certain assumptions, such as no new capital raises, the reinvestment of capital only as we experience liquidity through realizations from exits and repayments and repayment of debt with excess cash flows. However, to the extent that the capital markets improve, we may elect to raise new capital.

Our current primary sources of liquidity are our cash and cash equivalents and our portfolio investments. As of June 30, 2009, we had $183 million in cash and cash equivalents and $55 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt and are not available for our general operations. During the six months ended June 30, 2009, we received cash proceeds from the realizations of portfolio investments of $204 million. During the six months ended June 30, 2009, we principally funded our operations, including our investing activities, from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) repayments of loan investments and the sale of equity and loan investments.

Operating Cash Flow

Historically, our investment portfolio has generated a substantial amount of current cash flow from interest, dividends and fees on our investment portfolio that allows us to service our debt. One common indicator of the ability to service debt is interest coverage. Our interest coverage is defined as our earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) divided by our cash interest expense. In calculating EBITDA, we exclude our net realized gains and losses and our net unrealized depreciation and appreciation of our portfolio investments, except the accrual or payments and receipts of periodic interest settlements on our interest rate derivative agreements included in our net realized gains and losses and net unrealized depreciation and appreciation as well as stock-based compensation but include cash contributions made to our stock deferred compensation plan. Our cash interest expense is our interest expense excluding the amortization of deferred financing costs and debt premiums and discounts. During the three months ended June 30, 2009 and 2008, our interest coverage was 1.2x and 4.3x, respectively. During the six months ended June 30, 2009 and 2008, our interest coverage was 1.8x and 3.8x, respectively. EBITDA and interest coverage are non-GAAP financial measures within the meaning of the SEC. Management believes EBITDA and interest coverage provide useful information to investors regarding our results of operations because it helps investors evaluate the ongoing operating performance of our investment portfolio and our ability to service our debt. The following is a reconciliation of our net decrease in net assets resulting from operations to EBITDA and our interest expense to our cash interest expense for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(547)	$(70)	$(1,094)	$(883)
Net unrealized depreciation(1)	239	264	724	1,254
Net realized loss (gain)(2)	308	(60)	433	(91)
Interest expense	60	48	112	111
Stock-based compensation	17	20	34	43
Cash contributions to stock deferred compensation plan	—	(2)	—	(30)
Benefit for income taxes	(11)	(7)	(11)	(8)
Depreciation of property and equipment	3	3	6	6
Gain on extinguishment of debt, net	—	—	(12)	—

EBITDA	$69	$196	$192	$402

Interest expense	$60	$48	$112	$111
Amortization of deferred financing costs, net	(4)	(2)	(7)	(4)

Cash interest expense	$56	$46	$105	$107

Interest coverage	1.2x	4.3x	1.8x	3.8x

(1)	Excludes periodic interest rate swap accruals of $2 million and $9 million, respectively, for the three and six months ended June 30, 2009 and $0 million and $7 million, respectively, for the three and six months ended June 30, 2008.
(2)	Excludes periodic interest rate swap payments of $18 million and $24 million, respectively, for the three and six months ended June 30, 2009 and $11 million and $9 million, respectively, for the three and six months ended June 30, 2008.

As a result of our breach of certain financial covenants and the subsequent declaration of events of default by the lenders and note holders of our unsecured borrowing arrangements, we began incurring increased interest costs in March 2009. Therefore, we expect that our interest coverage will continue to decrease for the remainder of 2009 as compared to the prior year depending upon the timing and outcome of our debt restructuring efforts. See Note 3. Going Concern and Note 6. Borrowings in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding our borrowing arrangements.

One of our other sources of liquidity is our investment portfolio. For the six months ended June 30, 2009, we had cash from operating and investing activities totaling $62 million. Included in our cash from investing activities were cash proceeds from the realization of portfolio investments totaling $204 million. As of June 30, 2009, we had portfolio investments totaling $6.2 billion at fair value, including $4.3 billion in debt investments, $1.7 billion in equity investments and $0.2 billion in Structured Products. Our investments are generally in privately-held, illiquid investments and an active primary or secondary market for the trading of these investments generally does not exist. We are generally repaid our investments upon a change of control event of the portfolio company such as sale or recapitalization of the portfolio company. We currently have various portfolio companies in various stages of the sale process; however, the global liquidity crisis may continue to impact the ability to realize proceeds from our investments in the near future.

Debt Capital

Our debt obligations consisted of the following (in millions):

	June 30, 2009	December 31, 2008
Unsecured revolving credit facility, $1,409 million commitment	$1,388	$1,389
Unsecured public debt due October 2012	548	548
Unsecured private debt due September 2009	82	82
Unsecured private debt due August 2010	126	126
Unsecured private debt due February 2011	25	24
Unsecured private debt due September 2011	85	85
Unsecured private debt due October 2020	75	75
ACAS Business Loan Trust 2004-1 asset securitization	178	201
ACAS Business Loan Trust 2005-1 asset securitization	774	798
ACAS Business Loan Trust 2006-1 asset securitization	414	427
ACAS Business Loan Trust 2007-1 asset securitization	347	381
ACAS Business Loan Trust 2007-2 asset securitization	279	292

Total	$4,321	$4,428

The daily weighted average debt balance for the three months ended June 30, 2009 and 2008 was $4,341 million and $4,333 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2009 and 2008 was $4,371 million and $4,656 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended June 30, 2009 and 2008 was 5.5% and 4.4%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2009 and 2008 was 5.1% and 4.8%, respectively.

As of June 30, 2009 and December 31, 2008, the aggregate fair value of the above borrowings was $3,189 million and $3,172 million, respectively. The fair values of our debt obligations are determined in accordance with SFAS No. 157, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

As a BDC, our asset coverage, as defined in the 1940 Act, must be at least 200% after each issuance of senior securities. As of June 30, 2009 and December 31, 2008, our asset coverage was 144% and 171%, respectively. Accordingly, we are generally prohibited from issuing any additional senior securities except to refinance existing senior securities until our asset coverage exceeds 200%.

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

Unsecured Revolving Credit Facility

As of June 30, 2009 and December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant and certain other covenants for this facility. In addition, as of June 30, 2009, we were not in compliance with the ratio of adjusted EBIT to interest expense covenant for this facility. On March 5, 2009, the lenders under this facility sent a notice of such events of default to us. During the continuance of these events of default, lenders representing a majority of the commitments may declare the outstanding principal and accrued interest to be due and payable immediately. Pursuant to the terms of the facility, the applicable spread on any borrowings outstanding under this facility increased by 2.00% as a result of these events of default. Also, due to the events of default, all LIBOR borrowings outstanding were automatically converted into base rate loans from index rate loans. The applicable interest rate for base rate loans is the greater of the prime rate or the federal funds rate plus 0.50%. As a result of rating agency downgrades during the first quarter of 2009, the applicable spread over the applicable base rate increased from 2.25% to 3.75% and the unused commitment fee increased from 0.50% to 0.80% as of March 2, 2009. As of June 30, 2009, the total interest rate on this facility was 9.00% for borrowings denominated in U.S. dollars.

Unsecured Public Debt

As of June 30, 2009 and December 31, 2008, we were not in compliance with the asset coverage covenant for these notes. Under the indenture for the notes, we had a 60-day period to cure the default, which commenced on March 3, 2009, the date that we received notice of the default from certain note holders. Following the expiration of the 60-day cure period, the default matured into an event of default under the indenture. Pursuant to the terms of the notes, during the continuance of this event of default, the trustee or the holders of at least 25% of the outstanding principal amount of the notes may declare the principal and accrued interest to be due and payable immediately. The holders of more than 50% of the outstanding principal amount of the notes can rescind any acceleration if all late payments are made and any events of default are cured or waived. As of the date of this filing, no acceleration actions have been taken by the note holders. As a result of rating agency downgrades during the first quarter of 2009, the interest rate on these notes increased by 1.75 % effective February 2, 2009 to a total rate of 8.60% as of June 30, 2009.

Unsecured Private Debt

As of June 30, 2009 and December 31, 2008, we were not in compliance with certain financial covenants, including the minimum consolidated tangible net worth covenant, the available debt asset coverage covenant and the asset coverage covenant for each series of these notes. In addition, as of June 30, 2009, we were not in compliance with the ratio of consolidated debt to consolidated shareholders’ equity covenant for each series of these notes. On March 5, 2009, the note holders sent a notice of such events of default to us. Pursuant to the terms of the notes, during the continuance of these events of default, the holders of more than 50% of the outstanding principal amount of each series of the notes can declare that all amounts outstanding under the notes for the respective series are immediately due and payable, at which time a default rate equal to the greater of 2.00% above the stated rate for each series or 2.00% over the prime rate will be applied on all overdue amounts. The holders of more than 50% of the outstanding principal amount of each series of notes can rescind any acceleration of the notes in that series if all late payments are made, any events of default are cured or waived and no judgment or decree has been entered for the payment of any monies due on the notes. As of the date of this filing, no acceleration actions have been taken by the note holders.

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

As of June 30, 2009, we were in compliance with our covenants in all of our asset securitizations.

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

We have interest rate swap agreements with certain of our derivative counterparties that allow the counterparty to declare an early termination event on its outstanding derivative transactions with us if an event of default on certain or all of our indebtedness in amounts that range from the greater of $5 million to $15 million, if a counterparty has accelerated certain of our indebtedness in an amount greater than $15 million or if our unsecured debt rating falls below BB- as rated by Fitch Ratings, BB-, as rated by Standard & Poor’s Rating Services or Ba3 by Moody’s Investors Services, Inc. As of June 30, 2009, the fair value of our interest rate swap agreements with these early termination event provisions was a liability of $23 million, which is net of a $27 million non-performance risk adjustment based on our credit risk and our counterparty’s credit risk. Our liability in the event the counterparties should elect to terminate their outstanding interest rate swap agreements as a result of these early termination events was $50 million as of June 30, 2009.

Equity Capital

As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without shareholder approval. As of June 30, 2009, our NAV per share was $8.76 per share and our closing market price was $3.21 per share. On February 19, 2009, our shareholders approved a proposal to authorize us to sell shares of our common stock at prices below the NAV per share in one or more offerings subject to certain limitations, including the prior approval of our Board of Directors. The authorization is effective for a twelve month period expiring on February 19, 2010 and the number of shares that may be issued below the NAV per share is limited to (i) the number of shares of our common stock issued to for the acquisition of the ordinary shares of European Capital and (ii) a maximum of an additional 42,812,640 shares of common stock, which was 20% of the number of shares outstanding as of the record date for shareholder vote of the proposal, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations.

Future Distribution Requirements

If we qualify as a RIC and annually distribute to our shareholders in a timely manner at least 90% of our investment company taxable ordinary income, we will not be subject to federal income tax on the portion of our taxable ordinary income and long-term capital gains we distribute to our shareholders. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have a tax fiscal year that ends on September 30. We intend to distribute sufficient dividends to eliminate our taxable income for our 2009 tax year.

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

On June 11, 2009, our Board of Directors declared a dividend of $1.07 per share payable on August 7, 2009 to shareholders of record as of the close of business on June 22, 2009, with an ex-dividend date of June 18, 2009. At the election of each shareholder, the dividend is payable in either cash or in shares of common stock, or in a combination of cash and common stock in accordance with the above IRS Revenue Procedure. If the aggregate amount of the cash elections exceeds 10% of the aggregate dividend amount, the cash portion will be prorated among the shareholders electing to receive cash. The remaining portion of the dividend will be paid in shares of common stock. The number of shares of common stock comprising the stock portion will be determined based on the volume weighted average price of our stock on the NASDAQ Global Select Market on July 27, July 28 and July 29, 2009. The exact distribution of cash and stock to each shareholder will depend on the shareholder’s election as well as elections of other shareholders. This dividend includes our remaining 2008 taxable income and a portion of our estimated 2009 taxable income.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of June 30, 2009, loans on non-accrual status for 40 portfolio companies were $1,025 million, calculated as the cost plus unamortized OID, and had a fair value of $310 million.

As of June 30, 2009 and December 31, 2008, loans on accrual status, past due loans and loans on non-accrual status were as follows (dollars in millions):

	Number of Portfolio Companies	June 30, 2009	Number of Portfolio Companies	December 31, 2008
Current	92	$4,447	110	$5,438

One Month Past Due		2		22
Two Months Past Due		4		—
Three Months Past Due		29		—
Greater than Three Months Past Due		10		28
Loans on Non-accrual Status		1,025		871

Subtotal	40	1,070	35	921

Total Loans at Face	132	$5,517	145	$6,359

Total Loans at Fair Value	132	$4,288	145	$5,112

Past Due and Non-accural Loans as a Percent of Total Loans		19.4%		14.5%
Non-accrual Loans as a Percent of Total Loans at Fair Value		7.2%		2.9%

The loan balances at face above reflect our cost of the debt, excluding Structured Products, plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

During the second quarter of 2009, four portfolio companies were recapitalized that included exchanging our loans for preferred or common equity securities that had a cost basis of $355 million and a fair value of $325 million.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2000 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1999. The following table contains a summary of portfolio statistics as of and for the period ended June 30, 2009:

Portfolio Statistics (1) ($ in millions, unaudited)	Pre-2000	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Pre-2000 - 2009 Aggregate	2004 - 2009 Aggregate
IRR-Realizable Value-All Investments(2)	7.8%	8.0%	18.1%	7.3%	21.4%	13.9%	-2.0%	8.6%	-6.6%	-3.5%	—	5.3%	2.0%
IRR-GAAP Fair Value-All Investments(3)	7.8%	8.0%	18.1%	7.2%	21.4%	13.3%	-3.0%	6.5%	-15.4%	-16.0%	—	2.5%	-2.0%
IRR-GAAP Fair Value-Equity Investments Only(3)(4)(5)	2.9%	12.1%	46.9%	11.1%	30.0%	27.1%	-18.4%	15.4%	-20.4%	-25.0%	—	0.1%	-5.3%
IRR-Exited Investments(6)	8.8%	8.0%	20.3%	9.1%	23.5%	21.4%	24.3%	13.5%	-16.0%	75.0%	—	14.7%	17.3%
Original Investments and Commitments	$780	$285	$376	$961	$1,432	$2,266	$4,556	$5,163	$7,320	$1,014	$—	$24,153	$20,319
Total Exits and Prepayments of Original Investments	$713	$285	$351	$754	$1,083	$1,661	$2,009	$2,876	$2,171	$15	$—	$11,918	$8,732
Total Interest, Dividends and Fees Collected	$302	$105	$148	$317	$380	$576	$899	$822	$734	$125	$—	$4,408	$3,156
Total Net Realized (Loss) Gain on Investments	$(89)	$(39)	$(4)	$(88)	$143	$161	$305	$24	$(260)	$6	$—	$159	$236
Current Cost of Investments	$76	$—	$24	$197	$309	$598	$2,260	$1,944	$3,980	$907	$—	$10,295	$9,689
Current Fair Value of Investments	$15	$—	$3	$120	$390	$356	$858	$1,472	$2,352	$619	$—	$6,185	$5,657
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.2%	—	0.1%	1.9%	6.3%	5.8%	13.9%	23.8%	38.0%	10.0%	—	100.0%	91.5%
Net Unrealized Appreciation/(Depreciation)	$(61)	$—	$(21)	$(77)	$81	$(242)	$(1,402)	$(472)	$(1,628)	$(288)	$—	$(4,110)	$(4,032)
Non-Accruing Loans at Face	$14	$—	$15	$53	$—	$197	$81	$290	$312	$63	$—	$1,025	$943
Non-Accruing Loans at Fair Value	$7	$—	$2	$30	$—	$34	$36	$76	$125	$—	$—	$310	$271
Equity Interest at Fair Value(4)	$4	$—	$—	$—	$177	$59	$274	$546	$510	$154	$—	$1,724	$1,543
Debt to EBITDA(7)(8)(9)	8.6	—	NM	8.6	4.5	7.5	4.8	5.1	6.7	6.8	—	6.0	6.1
Interest Coverage(7)(9)	2.1	—	NM	1.4	2.0	2.2	2.3	2.5	1.8	1.4	—	2.1	2.1
Debt Service Coverage(7)(9)	1.7	—	NM	1.3	1.9	1.8	1.6	2.1	1.6	1.2	—	1.7	1.7
Average Age of Companies(9)	49 yrs	—	24 yrs	45 yrs	40 yrs	42 yrs	30 yrs	27 yrs	31 yrs	27 yrs	—	31 yrs	30 yrs
Diluted Ownership Percentage(4)	61%	—	86%	36%	52%	47%	38%	36%	45%	32%	—	41%	40%
Average Sales(9)(10)	$40	$—	$11	$52	$189	$102	$114	$136	$182	$115	$—	$149	$148
Average EBITDA(9)(11)	$3	$—	$—	$9	$35	$21	$23	$36	$33	$30	$—	$31	$31
Average EBITDA Margin	6.3%	—	—	16.5%	18.5%	20.6%	20.2%	26.5%	18.1%	26.1%	—	20.8%	21.2%
Total Sales(9)(10)	$131	$—	$239	$209	$1,360	$1,330	$2,568	$5,585	$8,547	$1,185	$—	$21,153	$19,215
Total EBITDA(9)(11)	$11	$—	$4	$20	$183	$234	$361	$1,003	$1,573	$259	$—	$3,648	$3,430
% of Senior Loans(9)(12)	58%	—	12%	64%	60%	46%	46%	41%	61%	28%	—	50%	49%
% of Loans with Lien(9)(12)	100%	—	100%	100%	100%	92%	92%	96%	94%	62%	—	91%	90%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at realizable based on anticipated proceeds to be received upon settlement or maturity.
(3)	Assumes investments are exited at current GAAP fair value.
(4)	Excludes investments in structured products.
(5)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(6)	Includes exited securities of existing portfolio companies.
(7)	These amounts do not include investments in which we own only equity.
(8)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(9)	Excludes investments in structured products, managed funds and American Capital, LLC.
(10)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(11)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(12)	As a percentage of our total debt investments.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the second quarter of 2009.

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

Item 1A. Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

We are currently in default under our unsecured revolving credit facility, our unsecured public debt and our unsecured private debt. Although we are not in default of any payments, we are in default of certain financial covenants as well as cross defaults, as further described in Note 6 of Part I, Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

On June 11, 2009, we held our annual meeting of shareholders. Four matters were submitted to the shareholders for consideration:

1. To elect eight directors, each to serve a one-year term;

2. To approve one or more amendments to our certificate of incorporation to effect a reverse stock split, subject to certain limitations;

3. To approve the adoption of our 2009 Stock Option Plan; and

4. To ratify the appointment of Ernst & Young LLP to serve as our independent public accountants for the year ending December 31, 2009.

The results of the shares voted with regard to each of these matters are as follows:

1. Election of Directors

Director	For	Against	Abstain
Mary C. Baskin	187,278,475	13,787,002	3,960,362
Neil M. Hahl	187,192,871	13,775,792	4,057,176
Philip R. Harper	182,263,831	18,784,169	3,977,839
John A. Koskinen	185,462,412	15,467,947	4,095,480
Stan Lundine	181,242,969	19,759,731	4,023,139
Kenneth D. Peterson, Jr.	187,597,004	13,471,878	3,956,957
Alvin N. Puryear	181,555,669	19,539,428	3,930,742
Malon Wilkus	187,793,670	13,628,190	3,603,979

2. Approval of one or more amendments to our certificate of incorporation to effect a reverse stock split to the limitations set forth in the proxy statement for the 2009 annual meeting of shareholders:

For	Against	Abstain
157,575,506	44,411,471	3,038,862

3. Approval of the 2009 Stock Option Plan:

For	Against	Abstain	Non-Votes
63,408,057	32,671,950	5,068,905	103,876,927

4. Ratification of appointment of Ernst & Young LLP as independent public accountants for the year ending December 31, 2009:

For	Against	Abstain
196,484,835	6,270,385	2,270,619

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

*3.1.	American Capital Strategies, Ltd. Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Senior Vice President, Accounting and Reporting

Date: August 10, 2009

INDEX TO EXHIBITS

Exhibit No.	Description
31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.