Form 10-Q
period 2009-09-30
AMERICAN CAPITAL, LTD
filed 2009-11-09
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 30, 2009, was 280,840,667.

AMERICAN CAPITAL, LTD.

Item 1. Financial Statements

AMERICAN CAPITAL, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	September 30, 2009	December 31, 2008

	(unaudited)
Assets
Investments at fair value (cost of $9,860 and $10,691, respectively)
Non-Control/Non-Affiliate investments (cost of $5,394 and $5,904, respectively)	$3,452	$4,182
Affiliate investments (cost of $401 and $405, respectively)	315	338
Control investments (cost of $4,065 and $4,382, respectively)	2,126	2,898
Derivative agreements (cost of $0 and $0, respectively)	9	9

Total investments at fair value	5,902	7,427
Cash and cash equivalents	445	209
Restricted cash and cash equivalents	132	71
Interest receivable	43	44
Other assets	146	159

Total assets	$6,668	$7,910

Liabilities and Shareholders’ Equity
Debt ($2,654 and $2,512 due within one year, respectively)	$4,279	$4,428
Derivative and option agreements (cost of $0 and $(20), respectively)	118	222
Other liabilities	81	105

Total liabilities	4,478	4,755

Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 292.9 and 214.3 issued and 280.6 and 204.7 outstanding, respectively	3	2
Capital in excess of par value	6,827	6,545
(Distributions in excess of) undistributed net realized earnings	(550)	76
Net unrealized depreciation of investments	(4,090)	(3,468)

Total shareholders’ equity	2,190	3,155

Total liabilities and shareholders’ equity	$6,668	$7,910

Net asset value per common share	$7.80	$15.41

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
OPERATING INCOME:
Interest and dividend income
Non-Control/Non-Affiliate investments	$110	$144	$305	$461
Affiliate investments	14	9	36	31
Control investments	52	98	141	256

Total interest and dividend income	176	251	482	748

Asset management and other fee income
Non-Control/Non-Affiliate investments	9	12	17	30
Affiliate investments	—	—	—	1
Control investments	8	15	29	54

Total asset management and other fee income	17	27	46	85

Total operating income	193	278	528	833

OPERATING EXPENSES:
Interest	85	50	197	161
Salaries, benefits and stock-based compensation	47	52	147	165
General and administrative	28	21	78	64

Total operating expenses	160	123	422	390

NET OPERATING INCOME BEFORE INCOME TAXES	33	155	106	443
(Provision) benefit for income taxes	(1)	(2)	10	6

NET OPERATING INCOME	32	153	116	449

Net gain on extinguishment of debt	—	—	12	—

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	(27)	51	(96)	46
Affiliate investments	—	5	(5)	7
Control investments	(20)	17	(333)	111
Taxes on net realized gain	—	(49)	—	(53)
Foreign currency transactions	—	(13)	(2)	(7)
Derivative and option agreements	(19)	(14)	(87)	(25)

Total net realized (loss) gain on investments	(66)	(3)	(523)	79

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	86	(599)	(750)	(1,932)
Foreign currency translation	57	(90)	54	(17)
Derivative and option agreements and other	(32)	(9)	74	(10)

Total net unrealized appreciation (depreciation) of investments	111	(698)	(622)	(1,959)

Total net realized (loss) gain and net appreciation (depreciation) on investments	45	(701)	(1,145)	(1,880)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS (NET EARNINGS (LOSS))	$77	$(548)	$(1,017)	$(1,431)

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.12	$0.74	$0.51	$2.22
Diluted	$0.11	$0.74	$0.51	$2.22
NET EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.30	$(2.63)	$(4.48)	$(7.06)
Diluted	$0.27	$(2.63)	$(4.48)	$(7.06)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	256.5	208.1	226.9	202.6
Diluted	284.3	208.1	226.9	202.6
DIVIDENDS DECLARED PER COMMON SHARE	$—	$1.05	$1.07	$3.09

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Nine Months Ended September 30,
	2009	2008
Operations:
Net operating income	$116	$449
Net gain on extinguishment of debt	12	—
Net realized (loss) gain on investments	(523)	79
Net unrealized depreciation of investments	(622)	(1,959)

Net decrease in net assets resulting from operations	(1,017)	(1,431)

Shareholder distributions:
Common stock dividends from net operating income	(116)	(406)
Common stock dividends in excess of net operating income and net realized gain on investments	(115)	—

Net decrease in net assets resulting from shareholder distributions	(231)	(406)

Capital share transactions:
Issuance of common stock	232	444
Issuance of common stock under stock option plans	—	5
Purchase of common stock held in deferred compensation trusts	—	(50)
Purchase of treasury stock	—	(6)
Stock-based compensation	52	63
Other	(1)	1

Net increase in net assets resulting from capital share transactions	283	457

Total decrease in net assets	(965)	(1,380)
Net assets at beginning of period	3,155	6,441

Net assets at end of period	$2,190	$5,061

Net asset value per common share at end of period	$7.80	$24.43

Common shares outstanding at end of period	280.6	207.2

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net decrease in net assets resulting from operations	$(1,017)	$(1,431)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation of investments	622	1,959
Net realized loss (gain) on investments	523	(79)
Net gain on extinguishment of debt	(12)	—
Accrued payment-in-kind interest and dividends	(58)	(146)
Accrued payment-in-kind interest for make-whole payment	22	—
Collection of loan origination fees	—	12
Amortization of deferred finance costs, premiums and discounts	10	9
Depreciation of property and equipment	11	9
Stock-based compensation	52	63
(Increase) decrease in interest receivable	(10)	9
Decrease (increase) in other assets	12	(50)
Decrease in other liabilities	(34)	(102)
Other	(1)	(14)

Net cash provided by operating activities	120	239

Investing activities:
Purchases of investments	(107)	(1,413)
Fundings on portfolio company revolving credit facility investments, net	(72)	(328)
Principal repayments	262	727
Proceeds from loan syndications and loan sales	107	343
Collection of payment-in-kind notes and dividends and accreted loan discounts	32	60
Proceeds from sale of equity investments	266	800
Interest rate derivative periodic payments, net	(43)	(25)
Capital expenditures for property and equipment	(1)	(7)
Termination of European Capital Limited put option agreement	(65)	—
Other	(8)	2

Net cash provided by investing activities	371	159

Financing activities:
Payment on issuance of notes payable from asset securitizations, net	(151)	(227)
Payments on revolving credit facilities, net	(1)	(81)
(Increase) decrease in debt service escrows	(61)	292
Issuance of common stock	—	448
Purchase of common stock held in deferred compensation trusts	—	(50)
Distributions paid	(24)	(601)
Other	(18)	(2)

Net cash used in financing activities	(255)	(221)

Net increase in cash and cash equivalents	236	177
Cash and cash equivalents at beginning of period	209	143

Cash and cash equivalents at end of period	$445	$320

Non-cash financing activities:
Issuance of common stock in conjunction with acquisition of European Capital Limited	$25	$—
Issuance of common stock in conjunction with shareholder distribution	$207	$—

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Nine Months Ended September 30,
	2009	2008
Per Share Data:
Net asset value at beginning of the period	$15.41	$32.88

Net operating income(1)	0.51	2.22
Net gain on extinguishment of debt(1)	0.05	—
Net realized (loss) gain on investments(1)	(2.30)	0.39
Net unrealized depreciation on investments(1)	(2.74)	(9.67)

Net decrease in net assets resulting from operations(1)	(4.48)	(7.06)
Issuance of common stock(2)	(0.70)	0.09
Shareholder distributions	(1.07)	(2.04)
Other, net(3)	(1.36)	0.56

Net asset value at end of period	$7.80	$24.43

Ratio/Supplemental Data:
Per share market value at end of period	$3.23	$25.51
Total gain (loss)(4)	32.82%	(16.88)%
Shares outstanding at end of period	280.6	207.2
Net assets at end of period	$2,190	$5,061
Average net assets(5)	$2,472	$5,704
Average debt outstanding(6)	$4,343	$4,549
Average debt outstanding per common share(1)(6)	$19.14	$22.45
Ratio of operating expenses to average net assets(7)	22.82%	9.11%
Ratio of operating expenses, net of interest expense, to average net assets(7)	12.17%	5.35%
Ratio of interest expense to average net assets(7)	10.65%	3.76%
Ratio of net operating income to average net assets(7)	6.27%	10.49%

(1)	Weighted average basic per share data.
(2)	For the nine months ended September 30, 2009, represents the issuance of common stock in conjunction with the acquisition of European Capital Limited.
(3)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the purchase of treasury stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	Total gain (loss) is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total gain (loss) is not annualized.
(5)	Based on the average of ending net assets as of the beginning and end of each period presented.
(6)	Based on a daily weighted average balance of debt outstanding during the period.
(7)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value

NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants(1)			250,000		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		$66.1	65.4	66.1
		Convertible Preferred Stock			70,752		89.1	97.6
		Common Stock(1)			17,687,156		17.7	19.8
							172.2	183.5
Algoma Holding Company	Building Products	Subordinated Debt(7)	12.6%	4/13		15.1	15.0	14.2
American Acquisition, LLC	Diversified Financial Services	Senior Debt	13.4%	12/12		18.4	18.1	16.7
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.6	10.9
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	4/13		7.9	7.8	5.9
		Subordinated Debt(6)(7)	14.7%	4/15		20.8	19.8	—
							27.6	5.9
Aspect Software	IT Services	Senior Debt(7)	7.4%	7/12		20.0	19.9	15.4
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		5.8	5.8	5.8
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.6	17.4	17.5
		Subordinated Debt(7)	15.4%	1/15		22.6	21.6	20.5
		Convertible Preferred Stock(1)			148,742		24.3	—
		Common Stock(1)			7,829		1.3	—
							64.6	38.0
BBB Industries, LLC	Auto Components	Senior Debt(7)	5.7%	6/14		21.2	21.2	15.4
Belloto Holdings Limited(3)	Household Durables	Subordinated Debt(6)	10.4%	6/17		3.9	3.5	—
		PIK Note(1)	15.0%	12/17		8.3	8.3	—
		Preference Shares(1)			2,975,839		4.4	—
		Ordinary Shares(1)			32,434		0.1	—
							16.3	—
Berry-Hill Galleries, Inc.	Distributors	Senior Debt	13.8%	3/10		7.9	7.8	7.8
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest(1)					2.8	2.8
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt(7)	7.6%	7/12		8.0	8.0	6.8
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt(7)	6.4%	9/14		30.0	29.8	19.7
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	5.5%	10/13		15.0	15.0	10.7
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	7.2%	5/11		15.9	13.0	4.9
		Redeemable Preferred Stock(1)			21,215		42.7	—
							55.7	4.9
Cinelease, Inc.	Electronic Equipment & Instruments	Senior Debt(7)	9.9%	3/12-4/13		48.0	48.0	40.0
		Senior Debt(6)(7)	8.3%	4/13		10.8	10.3	7.2
		Common Stock(1)			583		0.6	—
							58.9	47.2
Compusearch Holdings Company, Inc.	Software	Subordinated Debt(7)	12.0%	7/12		12.6	12.5	12.5
		Convertible Preferred Stock(1)			23,342		0.9	2.2
							13.4	14.7
Contec LLC	Household Durables	Subordinated Debt(7)	14.0%	9/15-9/16		135.0	133.8	114.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
CyrusOne Networks, LLC	IT Services	Senior Debt(7)	7.5%	1/14		19.9	19.8	17.3
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt	7.5%	2/12		20.5	20.5	22.7
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		19.0	18.9	19.0
		Redeemable Preferred Stock(1)			26,613		14.8	32.2
		Convertible Preferred Stock(1)			29,569		3.0	—
		Common Stock Warrants(1)			89,020		16.9	—
							53.6	51.2
Direct Marketing International LLC	Media	Subordinated Debt(7)	15.2%	7/12		30.0	29.8	26.5
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.8%	11/15		41.2	40.9	41.3
		Subordinated Debt(7)	7.3%	11/16		14.1	14.1	14.1
		Subordinated Debt(6)(7)	0.0%	11/16		12.7	11.7	1.3
		Convertible Preferred Stock(1)			389,759		40.5	—
		Common Stock(1)			97,440		10.1	—
							117.3	56.7
Easton Bell Sports LLC	Leisure Equipment & Products	Redeemable Preferred Stock(1)			128		0.1	0.1
		Common Units(1)			2,177,415		0.7	3.5
							0.8	3.6
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt(7)	14.8%	11/13-11/14		26.7	25.8	26.1
		Redeemable Preferred Stock(1)			919		0.9	—
		Convertible Preferred Stock(1)			861,364		20.9	—
							47.6	26.1
FCC Holdings, LLC	Commercial Banks	Subordinated Debt	15.1%	12/12		75.0	74.5	67.6
Ford Motor Company(2)	Automobiles	Senior Debt	2.6%	12/11		28.2	27.4	25.4
FPI Holding Corporation	Food Products	Senior Debt	7.5%	5/11		10.2	10.1	10.2
		Senior Debt(6)	13.8%	5/13-6/15		24.7	24.0	2.1
		Subordinated Debt(6)	21.5%	6/15-5/16		21.9	17.3	—
		Redeemable Preferred Stock(1)			4,469		39.1	—
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							119.6	12.3
FU/WD Opa Locka, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		32.0	30.6	22.4
Genband Inc.	Communications Equipment	Common Stock(1)			2,975,631		14.7	1.3
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	1/14		7.3	7.3	3.6
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.7%	10/14		3.4	3.4	1.6
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt(7)	15.3%	7/12		38.6	38.4	35.2
		Redeemable Preferred Stock			2,915		6.7	6.0
							45.1	41.2
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		38.8	38.4	37.8
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt(7)	7.8%	4/13		11.5	11.4	11.5
		Subordinated Debt(7)	15.0%	3/14		18.0	17.8	18.0
		Convertible Preferred Stock			14,283		22.9	24.3
							52.1	53.8
Inovis International, Inc.	Software	Senior Debt(7)	16.0%	6/10		88.7	88.5	88.5
Intergraph Corporation	Software	Senior Debt(7)	6.3%	12/14		3.0	3.0	2.4
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	11.5%	12/13		25.0	24.8	25.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	5.8%	12/14		19.0	19.1	12.1
Jones Stephens Corp.	Building Products	Subordinated Debt(7)	13.0%	9/13		11.5	11.6	8.3
		Subordinated Debt(6)(7)	14.0%	9/14		11.9	10.9	5.3
							22.5	13.6
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	12.0%	1/14		15.0	14.9	11.2
		Subordinated Debt(6)	18.9%	1/14		11.0	8.7	—
		Common Unit Warrants(1)			500,000		0.2	—
							23.8	11.2
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)	5.2%	12/14		20.1	20.1	10.6
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt(7)	7.6%	8/13-8/14		3.3	3.0	2.7
		Subordinated Debt	14.0%	8/15-8/16		44.3	43.9	37.6
							46.9	40.3
LCW Holdings, LLC	Real Estate	Senior Debt	6.8%	10/12		32.0	31.2	30.5
		Warrant(1)			12.3%		0.8	6.1
							32.0	36.6
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	5.8%	1/15		28.5	28.5	19.8
LN Acquisition Corp.	Machinery	Senior Debt(7)	6.1%	1/15		21.5	21.6	13.6
Logex Corporation	Road & Rail	Subordinated Debt(6)	0.0%	12/09		1.1	0.9	1.0
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt(7)	14.8%	1/13		14.2	14.2	14.2
Medical Billing Holdings, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	9/13		10.9	10.8	10.9
		Convertible Preferred Stock(1)			13,199,000		13.2	10.0
		Common Stock(1)			3,299,582		3.3	—
							27.3	20.9
Mirion Technologies	Electrical Equipment	Senior Debt(7)	5.4%	6/11-11/11		124.7	124.3	126.6
		Subordinated Debt(7)	13.8%	7/11-5/12		52.3	52.1	52.3
		Convertible Preferred Stock			435,724		53.0	105.7
		Common Stock(1)			24,503		2.8	4.3
		Common Stock Warrants(1)			222,156		18.6	37.3
							250.8	326.2
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.6%	3/15		5.0	5.0	3.1
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt(7)	10.8%	9/14		53.0	52.8	41.7
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt	7.7%	10/15		4.7	4.8	4.1
NBD Holdings Corp.	Diversified Financial Services	Subordinated Debt	14.0%	8/13		46.6	46.1	46.5
		Convertible Preferred Stock			84,174		11.1	11.1
		Common Stock(1)			633,408		0.1	1.5
							57.3	59.1
Nivel Holdings, LLC	Distributors	Senior Debt(7)	10.6%	10/13		61.7	61.2	54.9
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	7.3%	4/13-4/14		172.1	172.1	101.4
		Senior Debt(6)(7)	10.0%	4/14		154.5	117.3	68.2
		Subordinated Debt(6)	9.8%	4/14		64.9	50.0	—
							339.4	169.6
Pan Am International Flight Academy, Inc.	Commercial Services & Supplies	Subordinated Debt(6)(7)	18.0%	7/13		32.2	25.1	13.1
		Convertible Preferred Stock(1)			8,234		8.2	—
							33.3	13.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
PaR Systems, Inc.	Machinery	Senior Debt	3.6%	7/13		4.3	4.1	3.5
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)			173,060		6.4	—
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	13.0%	12/10-1/12		24.0	24.0	22.1
		Subordinated Debt(7)	16.5%	12/12		18.0	17.9	12.8
							41.9	34.9
Qioptiq S.A.R.L.(3)	Electronic Equipment & Instruments	Subordinated Debt	10.0%	3/18		30.5	30.2	28.9
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	7.8%	12/13-12/14		140.5	139.4	101.2
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	15.4%	10/14-11/15		225.0	223.3	218.6
		Convertible Preferred Stock			154,141		164.1	55.2
		Common Stock(1)			1,541,415		1.5	—
							388.9	273.8
Roark - Money Maller, LLC	Media	Common Membership Units(1)			3.5%		0.9	—
Scanner Holdings Corporation	Computers & Peripherals	Subordinated Debt(7)	14.0%	6/14		19.0	18.8	19.0
		Convertible Preferred Stock(1)			77,640,000		7.8	12.7
		Common Stock(1)			78,242		0.1	—
							26.7	31.7
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock(1)			12		0.7	—
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Redeemable Preferred Partnership Units			32,462		0.7	0.9
		Partnership Units(1)			95,280		0.8	1.5
		Common Stock Warrants(1)			36,132		0.1	0.1
							1.6	2.5
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt	5.3%	9/12		12.1	7.9	5.8
		Subordinated Debt(6)(7)	14.5%	9/13		76.7	70.6	—
							78.5	5.8
Soil Safe Holdings, LLC	Commercial Services & Supplies	Senior Debt	9.2%	8/13-8/14		46.2	45.7	39.8
		Subordinated Debt(7)	14.7%	8/15-8/17		61.6	61.1	48.5
							106.8	88.3
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt	6.7%	10/13-10/13		63.7	63.1	63.7
		Subordinated Debt(7)	15.3%	8/14-8/15		51.2	50.6	51.2
		Convertible Preferred Stock			84,043		50.8	50.8
		Common Stock(1)			84,043		—	13.8
							164.5	179.5
Supreme Corq Holdings, LLC	Household Products	Common Membership Warrants(1)			5,670		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt(7)	6.9%	8/14		24.2	24.2	11.0
		Senior Debt(6)(7)	7.6%	8/14		23.8	23.4	10.9
							47.6	21.9
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock			376		0.5	0.5
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	5.3%	12/11		7.5	7.4	6.8
		Senior Debt(6)(7)	7.2%	12/12-12/13		43.6	37.7	13.0
		Preferred Units(1)			11,659,298		6.9	—
		Preferred Unit Warrants(1)			1,998,961		4.8	—
							56.8	19.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	8.2%	5/13		82.0	81.3	54.3
		Subordinated Debt	17.5%	10/13		49.1	48.8	33.2
							130.1	87.5
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.0%	6/15		50.9	50.5	35.6
triVIN, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	6/14-6/15		20.3	20.1	20.3
		Convertible Preferred Stock			247,000,000		27.2	19.2
		Common Stock(1)			6,319,923		6.3	—
							53.6	39.5
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt(7)	13.0%	5/10-11/11		13.4	13.3	13.4
		Subordinated Debt(7)	16.0%	5/12		14.5	14.4	14.3
		Common Stock(1)			1,165,930		1.2	1.3
							28.9	29.0
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt(6)	9.8%	12/12		8.1	8.0	5.8
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.0%	9/13		4.0	4.0	4.0
		Subordinated Debt(7)	14.6%	7/14-9/15		87.1	86.5	87.1
		Convertible Preferred Stock(1)			2,008,575		213.0	86.9
		Common Stock(1)			502,144		49.8	—
							353.3	178.0
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.0%	12/13		34.0	33.6	24.0
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt	8.2%	9/24		1.3	1.2	0.8
ZSF/WD Hammond, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		40.1	38.4	28.1
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.3	19.4	13.7
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		33.2	31.8	23.3
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt	8.2%	9/24		0.4	0.4	0.1
ZSF/WD Orlando, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.6	19.6	14.3
CMBS AND REAL ESTATE CDO INVESTMENTS
ACAS CRE CDO 2007-1, Ltd	Real Estate	Class C through Class N Notes	2.7%	11/31		349.2	195.0	5.7
		Preferred Shares(1)			417,086,293		17.7	—
							212.7	5.7
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	2/17-2/18		12.4	4.8	1.8
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	4/17		14.0	9.1	1.6
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	6.4%	12/17		14.8	10.5	2.6
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	7/17		183.9	83.5	18.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.2%	10/17		11.1	8.7	0.9
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.1%	11/37-11/40		24.0	9.0	1.2
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		13.2	10.7	0.8
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	8/17		20.8	12.5	6.3
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	12/19		36.9	31.6	3.9
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	7/17		63.7	53.0	0.5
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		161.7	69.8	7.5
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	8/17		36.6	22.8	6.3
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.1%	7/23-7/24		19.4	7.4	2.7
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	4/17		9.8	3.5	1.2
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	8/17		32.8	20.1	5.7
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	5/17		20.0	11.8	3.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	10/17		161.6	76.1	11.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates	5.3%	10/17-9/24		96.2	44.0	9.1
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	11/16		5.0	3.2	0.7
CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes				8.5	8.3	2.5
		Subordinated Notes				25.9	21.7	13.5
							30.0	16.0
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes				20.0	17.6	8.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			6,241		4.6	0.8
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities			13,796		5.0	2.4
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes				15.0	14.6	7.9
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.0	1.6	0.7
Cent CDO 12 Limited	Diversified Financial Services	Income Notes				26.4	20.1	11.3
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes				5.0	3.0	2.1
Champlain CLO	Diversified Financial Services	Preferred Securities			1,000,000		0.6	0.3
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)			360		6.7	3.9
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		25.6	7.8
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities			3,089,177		2.8	0.8
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Preferred Securities				15.0	13.4	5.3
Essex Park CDO Ltd.	Diversified Financial Services	Secured Subordinated Income Notes			5,750,000		2.0	1.7
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	0.6
		Subordinated Securities			15,000		12.1	6.3
							13.4	6.9
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes				4.0	2.5	0.7
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes				6.7	6.6	1.9
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.4	2.5
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes				9.0	7.3	2.3
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	12.5	3.3
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		7.8	4.7
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities			5,000,000		2.0	1.0
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	13.5	2.3
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			20,000,000		15.4	6.2
Subtotal Non-Control / Non-Affiliate Investments (60% of total investment assets and liabilities at fair value)							$5,393.6	$3,452.4
AFFILIATE INVESTMENTS
American Capital Agency Corp(2)	Real Estate Investment Trusts	Common Stock			2,500,100		50.0	71.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
Comfort Co., Inc.	Household Durables	Senior Debt	13.5%	3/12		2.3	2.3	2.3
		Senior Debt(6)	11.5%	3/15		11.8	11.1	6.7
		Common Stock(1)			110,365		11.7	—
							25.1	9.0
Creditcards.com, Inc.	Diversified Consumer Services	Senior Debt	10.8%	7/13		104.9	104.9	86.4
		Senior Debt(6)	11.8%	7/13		34.6	33.9	20.5
		Subordinated Debt(6)	15.0%	6/14		10.4	10.0	—
		Redeemable Preferred Stock(1)			1,022		1.1	—
		Common Stock(1)			1,094,645		1.5	—
							151.4	106.9
Egenera, Inc.	Computers & Peripherals	Subordinated Debt	15.0%	12/10		3.7	3.5	2.4
		Redeemable Preferred Stock(1)			523,040		0.4	—
		Common Stock(1)			8,046,865		25.0	—
							28.9	2.4
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			5,592,367		8.9	9.6
IS Holdings I, Inc.	Software	Senior Debt(7)	6.3%	6/14		20.0	19.8	16.5
		Redeemable Preferred Stock(1)			1,297		1.7	1.8
		Common Stock(1)			1,165,930		—	5.5
							21.5	23.8
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		19.3	18.4	9.8
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			31,835,900		9.2	6.2
		Preferred Stock Warrants(1)			9,567,232		0.1	2.0
							9.3	8.2
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)			4,213		2.7	3.7
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7)	17.0%	12/12		38.3	38.0	38.6
		Redeemable Preferred Units(1)			3,150,000		3.1	1.2
		Common Units(1)			350,000		0.4	—
							41.5	39.8
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7)	9.5%	11/12		13.0	13.0	9.7
		Common Stock(1)			40,688		0.6	0.4
							13.6	10.1
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt(7)	18.5%	8/12		20.2	20.1	17.5
		Common Stock(1)			7,000		7.0	0.0
						19.9	27.1	17.5
WFS Holding, Inc.	Software	Convertible Preferred Stock			20,403,772		3.0	3.0
Subtotal Affiliate Investments (5% of total investments assets and liabilities at fair value)							$401.4	$314.9

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)			589		14.7	0.8
ACAS Real Estate Holdings Corporation	Real Estate	Subordinated Debt(6)	15.0%	5/16		3.5	3.2	—
		Common Stock(1)			1,000		5.7	—
							8.9	—
American Capital, LLC	Capital Markets	Senior Debt	5.7%	9/12		10.2	10.1	11.0
		Common Membership interest			100%		84.9	34.4
							95.0	45.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
American Driveline Systems, Inc.	Diversified Consumer Services	Subordinated Debt(7)	14.0%	12/14-12/15		42.2	41.7	42.2
		Redeemable Preferred Stock			403,357		31.1	46.8
		Common Stock(1)			128,681		10.8	1.4
		Common Stock Warrants(1)			204,663		17.3	2.2
							100.9	92.6
Aptara, Inc.	IT Services	Senior Debt	11.5%	2/11		3.0	3.0	3.0
		Subordinated Debt(7)	16.9%	2/11		57.3	57.2	59.3
		Redeemable Preferred Stock(1)			15,107		14.1	10.7
		Convertible Preferred Stock(1)			2,549,410		8.7	—
		Preferred Stock Warrants(1)			230,681		1.0	—
							84.0	73.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)			8,500,100		0.9	0.1
CIBT Travel Solutions, Inc	Commercial Services & Supplies	Senior Debt(7)	9.5%	1/13		49.9	49.5	49.9
		Subordinated Debt(7)	15.0%	1/15-1/16		54.2	53.8	54.3
		Redeemable Preferred Stock(1)			15,000		14.9	14.6
		Convertible Preferred Stock(1)			776,800		77.7	2.9
		Common Stock(1)			194,200		19.4	—
							215.3	121.7
CMX Inc.	Construction & Engineering	Senior Debt(7)	3.5%	5/11		18.0	17.9	18.3
		Senior Debt(6)(7)	5.8%	5/12		123.8	122.7	12.8
		Common Stock(1)			1,410,100		0.1	—
							140.7	31.1
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)			9,738,995		10.0	16.4
Core Financial Holdings, LLC	Diversified Financial Services	Subordinated Debt	13.6%	4/14-5/15		37.8	37.5	37.5
		Common Stock(1)			57,940,360		54.4	23.7
							91.9	61.2
ECA Acquisition holdings, Inc	Health Care Equipment & Supplies	Subordinated Debt(7)	16.5%	12/14		13.3	13.2	13.3
		Common Stock(1)			583		11.1	12.8
							24.3	26.1
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	8.7%	7/13		9.4	9.4	9.4
		Subordinated Debt(7)	8.6%	7/13		7.9	7.9	7.9
		Subordinated Debt (6)(7)	9.4%	7/13		7.8	6.1	0.5
		Redeemable Preferred Stock(1)			21,113		8.9	—
		Convertible Preferred Stock(1)			7,929		6.0	—
		Common Stock(1)			11,261		1.1	—
		Common Stock Warrants(1)			1,078,792		13.1	—
							52.5	17.8
Endeavor Fund I, LP	Thrifts & Mortgage Finance	Partnership Interest			100%		18.2	17.0
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	8.8%	5/11		15.2	11.6	—
		Convertible Preferred Stock(1)			233,201		11.4	—
							23.0	—
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt	7.3%	2/11		10.7	9.9	10.7
		Ordinary Shares(1)			431,895,528		1,267.3	143.8
							1,277.2	154.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
European Touch, LTD. II	Commercial Services & Supplies	Senior Debt	8.3%	1/12		0.3	0.3	0.3
		Subordinated Debt(6)	16.0%	1/11		18.2	13.5	2.7
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							18.7	3.0
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt	8.0%	1/17		45.1	44.7	45.1
		Common Membership Units(1)			58,297		44.5	12.0
							89.2	57.1
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)			31,250		8.1	-
Fosbel Global Services (LUXCO) S.C.A.(3)	Commercial Services & Supplies	Subordinated Debt(7)	17.3%	12/13		22.6	22.6	22.6
		Subordinated Debt(6)(7)	20.0%	12/14		20.5	14.9	5.6
		Redeemable Preferred Stock(1)			18,449,456		18.5	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							59.2	28.2
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt	4.0%	10/13		21.9	21.9	21.9
		Redeemable Preferred Stock			115,538		14.8	14.8
		Convertible Preferred Stock(1)			59,250		59.2	30.8
							95.9	67.5
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	6.8%	4/11		12.6	12.5	12.6
		Subordinated Debt	15.0%	5/12		10.3	10.2	10.3
		Redeemable Preferred Stock			14,042,095		14.1	9.4
		Common Stock(1)			6,088,229		2.3	—
							39.1	32.3
Future Food, Inc.	Food Products	Senior Debt	5.3%	8/10		17.1	16.9	13.4
		Common Stock(1)			64,917		13.0	—
		Common Stock Warrants(1)			6,500		1.3	—
							31.2	13.4
FutureLogic, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.2	40.1	40.3
		Subordinated Debt(7)	18.4%	4/14-10/14		30.0	30.0	30.0
		Subordinated Debt(6)(7)	22.5%	10/14		12.7	8.7	3.1
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							95.0	73.4
FV Holdings Corporation	Food Products	Subordinated Debt(7)	14.5%	6/15		23.5	23.5	23.5
		Convertible Preferred Stock(1)			292,000		14.3	19.0
		Common Stock(1)			125,000		6.1	8.2
							43.9	50.7
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt	10.5%	10/10-10/11		10.6	10.8	10.8
		Senior Debt(6)	12.5%	10/11		9.8	8.6	4.3
		Subordinated Debt(6)	24.5%	10/12		11.6	6.9	—
		Convertible Preferred Stock(1)			4,000		1.0	—
		Common Membership Interest(1)			2.5%		0.7	—
							28.0	15.1
Halex Holdings Corp.	Construction Materials	Senior Debt(6)	7.0%	9/11		10.8	9.8	7.9
		Redeemable Preferred Stock(1)			23,504,546		30.6	—
							40.4	7.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	4.5%	12/10		10.8	10.8	6.7
		Convertible Preferred Stock(1)			10,196		2.9	—
		Common Stock(1)			14,250		4.8	—
							18.5	6.7
Imperial Supplies Holdings, Inc	Trading Companies and Distributors	Subordinated Debt	16.0%	10/14		22.8	22.6	22.8
		Redeemable Preferred Stock			19,604		16.1	23.0
		Convertible Preferred Stock(1)			19,604		20.2	21.8
		Common Stock(1)			442,187		11.3	—
							70.2	67.6
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)	12.3%	4/12		2.0	—	1.1
		Redeemable Preferred Stock(1)			13,709		9.2	—
							9.2	1.1
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt	10.5%	12/14		19.1	19.1	19.1
		Subordinated Debt	8.0%	12/14		39.0	38.9	39.0
		Redeemable Preferred Stock(1)			6,160		4.2	3.4
		Convertible Preferred Stock(1)			15,797		12.2	—
		Common Stock(1)			14,000		1.4	—
		Common Stock Warrants(1)			464,242		2.9	—
							78.7	61.5
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.3%	8/12		4.7	4.7	4.7
		Subordinated Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)			7,496		8.1	4.7
							18.3	14.9
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt(7)	7.3%	2/10		2.7	2.7	2.7
		Subordinated Debt(6)(7)	18.0%	2/13		11.9	10.2	11.0
							12.9	13.7
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)			100		9.0	3.9
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		7.1	0.6
MW Acquisition Corporation	Health Care Providers & Services	Subordinated Debt(7)	16.2%	2/13-2/14		25.4	25.1	25.4
		Redeemable Preferred Stock			2,485		1.0	1.0
		Convertible Preferred Stock(1)			38,016		13.5	8.6
							39.6	35.0
NECCO Holdings, Inc.	Food Products	Senior Debt	13.5%	12/12		4.3	4.3	4.3
		Common Stock(1)			760,869		0.1	—
							4.4	4.3
NECCO Realty Investments, LLC	Real Estate	Senior Debt	14.0%	12/17		39.4	38.8	39.4
		Common Membership Units(1)			7,000		4.8	9.8
							43.6	49.2
Paradigm Precision Holdings, LLC	Aerospace & Defense	Subordinated Debt	17.0%	8/14		54.6	54.6	54.6
		Subordinated Debt(6)	20.0%	10/14		65.2	53.8	9.3
		Common Membership Units(1)			478,488		17.5	—
							125.9	63.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.0%	12/11-12/12		16.5	16.3	13.0
		Subordinated Debt(6)(7)	17.0%	12/14		9.5	7.4	—
		Common Stock(1)			367,881		4.2	—
							27.9	13.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt(7)	12.0%	6/12		10.1	10.1	10.1
		Subordinated Debt(7)	17.7%	6/13		24.1	23.9	24.2
		Redeemable Preferred Stock(1)			36,267		24.6	47.9
		Common Stock(1)			40,295		3.9	—
		Common Stock Warrants(1)			116,065		11.6	—
							74.1	82.2
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt	8.2%	4/10		10.6	10.6	7.8
		Common Stock(1)			583		20.5	—
							31.1	7.8
Sixnet Holdings, LLC	Electronic Equipment & Instruments	Senior Debt(7)	11.1%	6/12-6/13		37.4	37.2	36.4
		Membership Units(1)			446		5.6	5.3
							42.8	41.7
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.6%	7/14		5.9	5.9	5.9
		Subordinated Debt(7)	12.5%	6/15		123.3	122.4	123.4
		Convertible Preferred Stock			1,101,673		122.7	104.1
		Common Stock(1)			275,419		27.5	—
							278.5	233.4
Specialty Brands of America, Inc.	Food Products	Subordinated Debt(7)	14.0%	5/14		34.6	34.4	34.6
		Redeemable Preferred Stock			122,017		9.0	14.7
		Common Stock(1)			128,175		2.3	9.4
		Common Stock Warrants(1)			56,819		1.4	4.2
							47.1	62.9
Spring Air International, LLC	Household Durables	Common Membership Units(1)			49%		2.8	2.2
UFG Member, LLC	Food Products	Subordinated Debt(6)	16.5%	5/15		34.9	32.5	33.8
		Common Stock(1)			937		64.8	—
							97.3	33.8
UFG Real Estate Holdings, LLC	Real Estate	Common Membereship(1)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	5.1%	10/10-2/11		1.0	1.0	1.0
		Senior Debt(6)(7)	10.8%	2/12		4.8	4.2	—
		Redeemable Preferred Stock(1)			301,556		7.9	—
		Common Stock Warrants(1)			6,862		0.2	—
							13.3	1.0
Unwired Holdings, Inc.	Household Durables	Senior Debt	5.4%	6/10		1.6	1.6	1.6
		Senior Debt(6)	8.9%	6/11		11.2	7.6	4.2
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							25.1	5.8
VP Acquisition Holdings, Inc	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	10/13-10/14		19.9	19.7	19.9
		Common Stock(1)			19,780		24.7	37.4
							44.4	57.3
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	12.0%	11/10		2.0	2.0	1.7
		Subordinated Debt(6)(7)	13.0%	11/10		3.0	3.0	—
		Redeemable Preferred Membership Units(1)			3,796,269		3.0	—
		Common Membership Units(1)			27,400		1.9	—
							9.9	1.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt (7)	14.8%	1/14-1/15		107.7	107.0	107.8
		Convertible Preferred Stock			703,406		87.4	117.6
		Common Stock(1)			175,852		17.6	25.1
							212.0	250.5
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)			3,384,615		3.4	—

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		11.7	3.1
Subtotal Control Investments (37% of total investment assets and liabilities at fair value)							$4,065.0	$2,126.0

Counterparty	Instrument		Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swaption – Pay Floating/Receive Fixed		LIBOR/4.6%	4/12	1	40.0	—	2.5
BMO Financial Group	Interest Rate Swaption – Pay Floating/Receive Fixed		LIBOR/5.5%	11/12	1	22.9	—	1.3
Wachovia Bank, N.A.	Balance Differential Swap – Pay Floating/ Receive Fixed		LIBOR/5.1%	8/19	1	(8.4)	—	4.8
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)							—	8.6
Total Investment Assets							$9,860.0	$5,901.9

DERIVATIVE & OPTION AGREEMENTS
Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating		4.8%/LIBOR	4/12-11/19	4	628.0	—	(38.3)
BMO Financial Group	Interest Rate Swap – Pay Fixed/ Receive Floating		5.4%/LIBOR	2/13-8/17	5	453.9	—	(37.1)
Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating		4.9%/LIBOR	1/14-8/19	3	369.5	—	(29.7)
UniCredit Group	Interest Rate Swap – Pay Fixed/ Receive Floating		5.7%/LIBOR	7/17	1	66.0	—	(8.3)
Fortis Financial Services LLC	Interest Rate Swap – Pay Fixed/ Receive Floating		5.7%/LIBOR	7/17	1	22.3	—	(2.9)
Citibank, N.A.	Balance Differential Swap – Pay Fixed/ Receive Float		5.2%/LIBOR	11/19	1	4.3	—	—
Citibank, N.A.	Foreign Exchange Swap – Pay Euros/ Receive GBP			2/11	1		—	(1.4)
Total Investment Liabilities (2% of total investment assets and liabilities at fair value)							$—	$(117.7)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Loan is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the loans are pledged as collateral under various secured financing arrangements.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value

NON-CONTROL / NON-AFFILIATE INVESTMENTS
Aerus, LLC	Household Durables	Common Membership Warrants(1)			250,000		$0.2	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		$64.6	63.8	64.6
		Convertible Preferred Stock			70,752		83.9	83.9
		Common Stock(1)			17,687,156		17.7	13.1
							165.4	161.6
Algoma Holding Company	Building Products	Subordinated Debt(7)	12.3%	4/13		13.4	13.2	12.4
		Convertible Preferred Stock(1)			23,319		—	5.3
							13.2	17.7
American Acquisition, LLC	Diversified Financial Services	Senior Debt	12.5%	12/12		26.0	25.6	24.2
AmWins Group, Inc.	Insurance	Senior Debt(7)	6.5%	6/14		18.6	18.6	12.3
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	4/13		7.9	7.9	7.9
		Subordinated Debt(7)	14.5%	4/15		61.1	60.5	60.5
							68.4	68.4
Aspect Software	IT Services	Senior Debt	9.2%	7/12		20.0	19.9	16.1
Autodis S.A.(3)	Distributors	Senior Debt(6)	10.3%	6/15		4.6	3.8	1.6
		Subordinated Debt(6)	15.0%	12/15		3.1	2.6	—
							6.4	1.6
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.1	17.0	17.2
		Subordinated Debt(7)	18.0%	1/15		21.8	21.2	17.0
		Convertible Preferred Stock(1)			148,742		24.3	—
		Common Stock(1)			7,829		1.3	—
							63.8	34.2
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		5.9	6.0	6.0
Axygen Holdings Corporation	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	9/14		61.5	60.8	61.5
		Redeemable Preferred Stock			205,204		45.5	64.2
		Convertible Preferred Stock			48,736		14.2	14.2
		Common Stock(1)			207,770		20.9	24.2
							141.4	164.1
BBB Industries, LLC	Auto Components	Senior Debt(7)	6.0%	6/14		21.2	21.2	15.6
Belloto Holdings Limited(3)	Household Durables	Subordinated Debt	12.1%	6/17		2.6	2.4	1.7
		Subordinated Debt(6)	12.3%	6/17		1.3	1.2	0.1
		PIK Note(1)	15.0%	12/17		10.0	8.9	—
		Ordinary Shares(1)			32,434		0.1	—
							12.6	1.8
Berry-Hill Galleries, Inc.	Distributors	Senior Debt	15.4%	3/10		7.7	7.7	7.7
		Common Stock Warrants(1)					0.1	0.1
							7.8	7.8
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest(1)					1.1	1.1
Butler Animal Health Supply, LLC	Health Care Providers & Services	Senior Debt(7)	7.8%	7/12		8.0	8.0	6.9
CAMP Systems International, Inc.	Transportation Infrastructure	Senior Debt(7)	9.6%	9/14		30.0	29.7	22.6
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	7.4%	10/13		15.0	15.0	9.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6) Redeemable Preferred Stock(1)	8.0%	5/11	21,215	13.1	13.0 42.7	5.0 —
							55.7	5.0
Cinelease, Inc.	Electronic Equipment & Instruments	Senior Debt(7)	7.8%	3/12-3/13		58.2	57.7	45.8
		Common Stock(1)			583		0.6	0.7
							58.3	46.5
CMX Inc.	Construction & Engineering	Senior Debt(7)	6.7%	5/11-5/12		97.1	95.9	66.0
		Senior Debt(6)(7)	8.1%	5/12		46.3	46.3	—
							142.2	66.0
Compusearch Holdings Company, Inc.	Software	Subordinated Debt(7)	12.0%	6/12		12.6	12.4	12.4
		Convertible Preferred Stock(1)			23,342		0.9	1.5
							13.3	13.9
Contec. LLC	Household Durables	Subordinated Debt(7)	14.0%	9/15-9/16		135.0	133.7	127.2
Corrpro Companies, Inc.	Construction & Engineering	Subordinated Debt	12.5%	3/11		13.0	11.5	11.6
		Redeemable Preferred Stock			1,165,930		1.7	1.7
		Common Stock Warrants(1)			5,022,576		3.5	8.6
							16.7	21.9
CyrusOne Networks, LLC	IT Services	Senior Debt(7)	9.1%	1/14		19.9	19.8	17.1
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt	9.5%	2/12		20.7	20.7	23.3
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		18.7	18.5	18.7
		Redeemable Preferred Stock			26,613		16.7	33.6
		Convertible Preferred Stock			29,569		3.4	3.4
		Common Stock Warrants(1)			89,020		16.9	5.0
							55.5	60.7
Direct Marketing International LLC	Media	Subordinated Debt(7)	15.2%	7/12		29.3	29.0	29.0
Dyno Holding Corp.	Auto Components	Senior Debt(7)	9.5%	11/13		41.9	41.5	41.9
		Subordinated Debt(7)	16.0%	11/14		27.4	27.2	27.4
		Convertible Preferred Stock(1)			389,759		40.5	6.4
		Common Stock(1)			97,440		10.1	—
							119.3	75.7
Easton Bell Sports LLC	Leisure Equipment & Products	Common Units(1)			1,985,748		0.7	4.2
Edline, LLC	Software	Subordinated Debt(7)	14.0%	7/13		18.1	14.4	18.6
		Membership Warrants(1)			6,447,500		6.0	16.0
							20.4	34.6
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt(7) Convertible Preferred Stock(1)	14.8%	11/13-11/14	861,364	26.1	25.9 20.9	26.1 11.0
							46.8	37.1
FCC Holdings, LLC	Commercial Banks	Subordinated Debt	15.8%	12/12		75.0	74.4	63.8
Foamex, L.P.(2)	Household Durables	Senior Debt(6)	8.3%	2/13-2/14		23.2	22.0	6.2
Ford Motor Company(2)	Automobiles	Revolver Commitment		12/11			(6.7)	(60.4)

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
Formed Fiber Technologies, Inc.	Auto Components	Subordinated Debt(6)	15.0%	8/11		13.9	11.1	3.0
		Common Stock Warrants(1)			122,397		0.1	—
							11.2	3.0
FPI Holding Corporation	Food Products	Senior Debt	14.7%	5/11-5/14		23.4	23.3	23.4
		Senior Debt(6)	17.3%	5/15		9.1	8.7	5.5
		Subordinated Debt(6)	21.5%	5/15-5/16		18.6	17.4	—
		Redeemable Preferred Stock(1)			4,469		39.1	—
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							117.6	28.9
French Lick Resorts & Casino Hotels, LLC	Hotels, Restaurants & Leisure	Senior Debt	10.8%	4/14		31.7	25.7	18.3
FU/WD Opa Locka, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		32.5	31.0	27.1
Genband Inc.	Communications Equipment	Common Stock(1)			2,975,631		14.7	4.0
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	10/07		7.3	7.3	4.0
HMSC Corporation	Insurance	Senior Debt(7)	6.0%	10/14		3.5	3.5	2.0
HomeAway, Inc.	Diversified Consumer Services	Redeemable Preferred Stock(1)			384,297		0.7	0.6
		Convertible Preferred Stock(1)			1,661,820		9.7	26.8
							10.4	27.4
Hopkins Manufacturing Corporation	Auto Components	Subordinated Debt(7)	15.3%	7/12		36.9	36.6	35.4
		Redeemable Preferred Stock			2,915		5.9	5.6
							42.5	41.0
III Exploration II, LP	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.8%	4/14		20.0	20.0	16.9
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.0%	10/13		37.0	36.6	36.6
Innova Holdings, Inc.	Energy Equipment & Services	Senior Debt(7)	9.4%	3/13		11.5	11.4	11.5
		Subordinated Debt(7)	15.0%	3/14		17.7	17.5	17.7
		Convertible Preferred Stock			14,283		21.6	30.8
							50.5	60.0
Inovis International, Inc.	Software	Senior Debt(7)	8.4%	5/10		88.0	87.5	82.6
Intergraph Corporation	Software	Senior Debt(7)	8.2%	12/14		3.0	3.0	2.7
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	11.5%	12/13		25.0	24.8	24.3
JHCI Acquisition, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.0%	12/14		19.0	19.1	11.7
Jones Stephens Corp.	Building Products	Subordinated Debt(7)	13.5%	9/13-9/14		23.2	22.9	19.5
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	12.0%	1/14		15.0	14.8	14.5
		Subordinated Debt	18.9%	1/14		9.6	9.3	8.8
		Preferred Unit Warrants(1) Common Unit Warrants(1)			263,158		0.2	0.1
					500,000		—	0.1
							24.3	23.5
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)	8.5%	11/14		21.5	21.5	3.6
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt	8.1%	8/13-8/14		2.0	1.6	1.1
		Subordinated Debt	14.0%	8/15-8/16		60.5	59.9	57.0
							61.5	58.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
LCW Holdings, LLC	Real Estate	Senior Debt	8.4%	10/12		31.5	30.5	32.9
		Warrant(1)			12.3%		0.9	5.4
							31.4	38.3
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	7.0%	1/15		28.5	28.6	21.4
LN Acquisition Corp.	Machinery	Senior Debt(7)	6.8%	1/15		21.5	21.6	15.9
Logex Corporation	Road & Rail	Subordinated Debt(6)	12.2%	3/09		12.8	9.1	0.2
LTM Enterprises, Inc.	Personal Products	Senior Debt(7)	10.2%	11/11		19.0	19.0	17.0
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt(7)	14.8%	1/13		14.0	13.9	13.9
Medical Billing Holdings, Inc.		Subordinated Debt(7)	15.0%	9/13		10.7	10.5	10.7
		Convertible Preferred Stock(1)			13,199,000		13.2	13.7
		Common Stock(1)			3,299,582		3.3	—
							27.0	24.4
MGM Holdings II, Inc.	Media	Senior Debt(6)	4.7%	6/11		2.0	1.7	0.9
Mirion Technologies	Electrical Equipment	Senior Debt(7)	7.2%	5/10-11/11		124.7	124.2	126.1
		Subordinated Debt(7)	15.2%	9/09-5/12		50.8	50.5	50.9
		Convertible Preferred Stock			435,724		48.5	93.7
		Common Stock(1)			24,503		2.8	3.6
		Common Stock Warrants(1)			222,156		18.6	31.0
							244.6	305.3
Mitchell International, Inc.	IT Services	Senior Debt(7)	6.8%	3/15		5.0	5.0	3.3
National Processing Company Group, Inc.	Diversified Financial Services	Senior Debt(7)	10.7%	9/14		53.0	52.8	38.8
NBD Holdings Corp.	Diversified Financial Services	Senior Subordinated Debt(7)	14.0%	8/13		45.7	45.2	45.2
		Convertible Preferred Stock			84,174		10.4	10.4
		Common Stock(1)			633,408		0.1	0.1
							55.7	55.7
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt	7.7%	10/15		5.1	5.2	4.8
Nivel Holdings, LLC	Distributors	Senior Debt(7)	10.6%	10/13		62.2	61.7	57.5
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	13.5%	4/13-4/14		308.8	305.9	211.0
		Subordinated Debt	10.0%	4/14		60.2	60.2	32.1
		Common Stock(1)			565,885		—	0.1
							366.1	243.2
Pan Am International Flight Academy, Inc.	Commercial Services & Supplies	Subordinated Debt(6)(7)	18.0%	7/13		28.6	25.2	21.3
		Convertible Preferred Stock(1)			8,234		8.2	—
							33.4	21.3
Panavision, Inc.	Electronic Equipment & Instruments	Senior Debt	6.6%	3/11		2.0	1.7	1.1
PaR Systems, Inc.	Machinery	Senior Debt	4.7%	7/13		4.7	4.5	4.5
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	12.8%	12/10-12/11		23.8	23.7	23.7
		Subordinated Debt(7)	16.3%	12/12		17.4	17.4	17.4
							41.1	41.1
Qioptiq S.A.R.L.(3)	Electronic Equipment & Instruments	Subordinated Debt	10.2%	3/18		29.3	29.0	29.0
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	8.8%	12/13-12/14		142.2	140.9	114.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	15.4%	10/14-10/15		216.8	215.0	216.8
		Convertible Preferred Stock			154,142		164.4	122.9
		Common Stock(1)			1,541,415		1.5	—
							380.9	339.7
Roarke - Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	1.3
Scanner Holdings Corporation	Computers & Peripherals	Senior Debt(7)	5.3%	5/12-5/13		11.9	11.6	11.9
		Subordinated Debt(7)	14.0%	5/14		20.7	20.5	20.7
		Convertible Preferred Stock(1)			77,640,000		7.8	7.4
		Common Stock(1)			78,242		0.1	—
							40.0	40.0
Securus Technologies, Inc.	Diversified Telecommunication Services	Common Stock(1)			12		0.7	—
Seroyal Holdings, L.P.(3)	Health Care Equipment & Supplies	Redeemable Preferred Partnership Units			26,274		0.5	0.6
		Partnership Units(1)			95,280		0.8	1.4
							1.3	2.0
Sleep Innovations, Inc.(9)	Household Durables	Senior Debt	11.0%	4/09		2.3	2.3	2.3
		Senior Debt(6)	7.9%	4/09-4/14		30.6	22.9	6.8
							25.2	9.1
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt	5.6%	9/12		12.1	7.0	5.2
		Subordinated Debt(6)(7)	15.0%	9/13-9/14		100.5	87.9	—
							94.9	5.2
Soil Safe Holdings, LLC	Commercial Services & Supplies	Senior Debt	9.1%	8/13-8/14		52.2	51.7	50.0
		Subordinated Debt(7)	14.7%	8/15-8/17		58.5	57.9	54.5
							109.6	104.5
Spectrum Brands, Inc.(2)	Household Products	Senior Debt(6)	6.6%	3/13		8.7	8.3	5.0
Supreme Corq Holdings, LLC	Household Products	Common Membership Warrants(1)			5,670		0.4	—
Swank Audio Visuals, L.L.C.	Commercial Services & Supplies	Senior Debt(7)	8.9%	8/14		48.5	48.1	31.7
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock(1)			376		0.5	0.5
		Common Stock(1)			3,861		—	—
							0.5	0.5
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	5.9%	12/11-12/13		11.1	10.9	9.5
		Senior Debt(6)(7)	9.2%	12/13		21.2	20.9	—
		Subordinated Debt(6)	14.0%	12/14		41.7	39.5	—
		Preferred Unit(1)			11,659,298		6.9	—
		Preferred Unit Warrants(1)			1,998,961		4.8	—
							83.0	9.5
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	8.5%	5/13		82.0	81.2	60.0
		Subordinated Debt	17.5%	10/13		43.5	43.2	38.1
							124.4	98.1
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)			35		4.1	1.3
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.5%	6/15		50.0	49.6	39.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
triVIN, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	15.0%	6/14-6/15		19.9	19.7	19.9
		Convertible Preferred Stock(1)			247,000,000		26.3	16.6
		Common Stock(1)			6,319,923		6.3	—
							52.3	36.5
True Temper Sports, Inc.	Leisure Equipment & Products	Senior Debt	9.3%	6/11		2.0	1.9	1.3
Tyden Caymen Holdings Corp.	Electronic Equipment & Instruments	Senior Debt(7)	10.5%	5/10-11/11		12.0	11.9	12.0
		Subordinated Debt(7)	13.8%	5/12		14.5	14.4	14.6
		Common Stock(1)			1,165,930		1.1	2.9
							27.4	29.5
Velocity Financial Group, Inc.	Diversified Financial Services	Subordinated Debt	15.0%	4/14		17.8	17.6	17.6
		Convertible Preferred Stock(1)			11,659,298		20.4	8.7
							38.0	26.3
Venus Swimwear, Inc.	Internet & Catalog Retail	Senior Debt	9.7%	12/11-12/12		21.9	21.6	17.6
		Subordinated Debt(6)	20.0%	12/13		25.4	19.2	1.3
							40.8	18.9
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	5.7%	9/13-9/14		4.3	4.3	4.3
		Subordinated Debt(7)	14.7%	7/14-9/14		81.7	81.0	81.4
		Convertible Preferred Stock			2,008,575		226.0	226.0
		Common Stock(1)			502,144		49.9	20.6
							361.2	332.3
WWC Acquisitions, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.2%	12/11-12/13		34.0	33.6	26.7
Zencon Holdings Corporation	Internet Software & Services	Senior Debt(7)	6.5%	5/13		17.2	17.1	17.2
		Subordinated Debt(7)	15.3%	5/14		21.0	20.8	21.0
		Convertible Preferred Stock(1)			5,246,686		7.5	16.5
							45.4	54.7
ZSF/WD Fitzgerald, LLC	Real Estate	Senior Debt	8.2%	9/24		1.2	1.1	0.6
ZSF/WD Hammond, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		40.7	38.9	33.2
ZSF/WD Jacksonville, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.5	19.5	15.9
ZSF/WD Montgomery-31, LLC	Real Estate	Senior Debt	8.0%	9/17-9/24		33.8	32.2	27.9
ZSF/WD Opa Locka, LLC	Real Estate	Senior Debt	8.2%	9/24		0.4	0.4	0.1
ZSF/WD Orlando, LLC	Real Estate	Senior Debt	8.1%	9/17-9/24		20.8	19.7	16.2
CMBS AND REAL ESTATE CDO INVESTMENTS
ACAS CRE CDO 2007-1, Ltd.	Real Estate	Class C through Class N Notes Preferred Shares	5.7%	11/31	417,086,293	345.5	201.1 17.7	13.7 4.2
							218.8	17.9
Banc of America	Real Estate	Forward Purchase commitment to purchase Banc of America Commercial Mortgage Trust 2007-1, Commercial Mortgage Pass-Through Certificates ($5.8 Fair Value)		4/09			18.2	3.7
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	4/17		14.1	8.8	1.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	12/17		14.8	10.2	2.1
Citigroup Commercial Mortgage Securites Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	7/17		152.9	68.1	16.4
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.2%	10/17		11.1	8.6	0.8
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.1%	11/37-11/40		24.0	9.3	1.8
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		13.2	10.6	1.0
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	8/17		20.8	12.1	4.6
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	12/19		37.0	31.4	3.4
GS Morgtage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	7/17		63.7	52.3	4.7
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		142.7	62.7	11.7
J.P. Morgan Chase		Forward Purchase commitment to purchase J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11, Commercial Mortgage Pass-Through Certificates ($1.9 Fair Value)		1/09-5/09			7.2	0.8
J.P. Morgan Chase		Forward Purchase commitment to purchase ML-CFC Commercial Mortgage Trust 2007-6, Commercial Mortgage Pass-Through Certificates ($0.9 Fair Value)		1/09			2.9	0.6
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	8/17		36.6	22.1	4.9
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	7/23-7/24		19.4	7.3	2.4
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	8/17		32.8	19.5	4.4
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	5/17		20.0	11.4	2.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	10/17		161.6	76.1	13.4
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates	5.3%	10/17-9/24		96.2	43.4	8.3
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	11/16		5.0	3.1	0.5
CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes				8.5	8.4	1.3
		Subordinated Notes				25.9	23.0	8.2
							31.4	9.5
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes				20.0	16.8	5.1
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			6,241		4.3	1.1
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities			13,796		4.5	1.7
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes				15.0	13.4	5.7
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.5	2.1	0.5
Cent CDO 12 Limited	Diversified Financial Services	Income Notes				26.4	22.6	8.3
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes				5.0	3.1	1.4
Champlain CLO	Diversified Financial Services	Preferred Securities			1,000,000		0.5	0.1
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)			360		6.7	3.0
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		29.3	7.8
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities			3,089,177		2.7	0.3
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes				15.0	13.0	4.3
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities			5,750,000		1.8	1.3
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	0.3
		Subordinated Securities			15,000		13.2	4.0
							14.5	4.3
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes				4.0	2.3	0.9
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes				6.7	6.2	0.7
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.5	1.7
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes				9.0	7.6	3.2

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	12.1	4.0
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		8.9	3.2
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities			5,000,000		2.1	0.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	12.4	4.8
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			20,000,000		15.2	3.8
Subtotal Non-Control / Non-Affiliate Investments (58% of total investment assets and liabilities at fair value)							$5,904.1	$4,182.0

AFFILIATE INVESTMENTS
Aptara, Inc.	IT Services	Senior Debt	11.5%	8/09		3.0	3.0	3.0
		Subordinated Debt(7)	16.3%	8/09		43.5	43.3	43.3
		Subordinated Debt(6)(7)	19.0%	8/09		11.8	10.0	3.7
		Redeemable Preferred Stock(1)			15,107		14.1	—
		Convertible Preferred Stock(1)			2,549,410		8.8	—
		Preferred Stock Warrants(1)			230,681		1.0	—
							80.2	50.0
Coghead, Inc.	Internet Software & Services	Subordinated Debt	10.0%	4/09		0.1	0.1	0.1
		Convertible Preferred Stock(1)			5,489,656		2.6	0.2
							2.7	0.3
Creditcards.com, Inc.	Diversified Consumer Services	Senior Debt(7)	11.0%	6/13		140.9	140.1	136.1
		Subordinated Debt(7)	15.0%	6/14		28.4	28.0	26.6
		Common Stock(1)			1,094,645		1.6	4.2
							169.7	166.9
Egenera, Inc.	Computers & Peripherals	Subordinated Debt	15.0%	12/10		2.8	2.4	2.4
		Redeemable Preferred Stock(1)			523,040		0.4	9.7
		Common Stock(1)			8,046,865		25.0	—
							27.8	12.1
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			5,053,292		8.1	8.7
IS Holdings I, Inc.	Software	Senior Debt(7)	7.9%	6/14		20.0	19.8	15.6
		Redeemable Preferred Stock			1,297		1.6	1.5
		Common Stock(1)			1,165,930		—	4.6
							21.4	21.7
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			23,583,196		8.4	2.1
		Preferred Stock Warrants(1)			5,440,881		—	—
							8.4	2.1
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)			4,213		2.7	7.4
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7) Redeemable Preferred Units(1)	17.0%	12/12	3,150,000	35.6	35.3 3.1	35.9 1.1
		Common Units(1)			350,000		0.4	—
							38.8	37.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7) Common Stock(1)	9.4%	11/12	40,688	13.0	13.0 0.6	9.5 0.6
							13.6	10.1
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt(7)	18.0%	9/12		19.3	19.2	19.2
		Common Stock(1)			7,000		7.0	0.1
							26.2	19.3
Tymphany Corporation	Electronic Equipment & Instruments	Senior Debt(1)	0.0%	4/09		2.2	2.2	—
WFS Holding, Inc.	Software	Convertible Preferred Stock			20,403,772		2.8	2.8
Subtotal Affiliate Investments (5% of total investment assets and liabilities at fair value)							$404.6	$338.4

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)			589		14.7	4.3
ACAS Real Estate Holdings Corporation	Real Estate	Subordinated Debt Common Stock(1)	15.0%	5/16	1,000	0.8	0.8 5.4	— —
							6.2	—
American Capital Agency Corp.(2)(8)	Real Estate Investment Trusts	Common Stock			5,000,100		100.0	101.5
American Capital, LLC	Capital Markets	Senior Debt	7.7%	9/12		10.6	10.4	10.6
		Common Membership Interest			100%		58.5	164.7
							68.9	175.3
American Driveline Systems, Inc.	Diversified Consumer Services	Subordinated Debt(7)	14.0%	12/14-12/15		41.7	41.2	41.7
		Redeemable Preferred Stock			403,357		28.4	44.1
		Common Stock(1)			128,681		10.8	2.7
		Common Stock Warrants(1)			204,663		17.3	4.2
							97.7	92.7
Auxi Health, Inc.	Health Care Providers & Services	Subordinated Debt(6)	5.8%	3/09		8.9	3.2	1.1
Barton-Cotton Holding Corporation	Commercial Services & Supplies	Subordinated Debt(6)	14.0%	9/14		34.1	28.6	—
		Redeemable Preferred Stock(1)			28,263		15.7	—
		Convertible Preferred Stock(1)			66,551		6.7	—
		Common Stock(1)			607		0.1	—
		Common Stock Warrants(1)			125,610		12.5	—
		Guarantee					—	(10.0)
							63.6	(10.0)
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)			8,500,100		1.5	0.4
CIBT Travel Solutions, Inc.	Commercial Services & Supplies	Senior Debt	5.9%	1/13-1/14		74.8	74.0	74.8
		Subordinated Debt(7)	15.0%	1/10-1/16		43.1	42.7	43.1
		Convertible Preferred Stock(1)			776,800		77.7	35.2
		Common Stock(1)			194,200		19.4	—
							213.8	153.1
Consolidated Bedding, Inc.	Household Durables	Senior Debt	11.4%	6/13		10.7	10.5	10.2
		Senior Debt(6)	11.4%	6/13		113.1	103.7	23.0
		Subordinated Debt(6)	21.7%	12/13		92.0	78.4	—
		Convertible Preferred Stock(1)			16,423		3.0	—
							195.6	33.2

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)			9,738,995		10.0	10.6
Core Business Credit, LLC	Diversified Financial Services	Subordinated Debt	14.1%	5/15		19.5	19.3	19.3
		Convertible Preferred Units(1)			155,150		15.5	16.1
		Common Units(1)			38,788		3.9	3.3
							38.7	38.7
ECA Acquisition Holdings, Inc	Health Care Equipment & Supplies	Subordinated Debt(7)	16.5%	12/14		13.0	12.9	13.0
		Common Stock(1)			583		11.1	5.1
							24.0	18.1
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	9.8%	6/13		9.6	9.5	9.6
		Subordinated Debt(6)(7)	10.0%	6/13		14.6	13.4	1.4
		Redeemable Preferred Stock(1)			21,114		9.0	—
		Convertible Preferred Stock(1)			7,929		6.0	—
		Common Stock(1)			11,261		1.1	—
		Common Stock Warrants(1)			1,078,792		13.1	—
							52.1	11.0
Endeavor Fund I, LP	Thrifts & Mortgage Finance	Partnership Interest			100%		29.7	20.9
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	10.4%	5/11		13.4	10.8	2.6
		Subordinated Debt(6)	14.3%	5/12-5/13		15.8	10.9	—
		Convertible Preferred Stock(1)			233,201		11.4	—
							33.1	2.6
European Capital Limited(2)(3)	Diversified Financial Services	Subordinated Debt	7.5%	11/09-2/11		363.6	358.7	363.6
		Ordinary Shares			72,305,938		921.8	116.9
							1,280.5	480.5
European Touch, LTD. II	Commercial Services & Supplies	Subordinated Debt	12.0%	12/10		3.1	3.1	3.1
		Subordinated Debt(6)	18.1%	12/10		20.5	15.6	2.2
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							23.6	5.3
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt	9.6%	1/17		42.3	41.9	42.3
		Common Membership Units(1)			58,297		44.5	12.0
							86.4	54.3
Fosbel Global Services (LUXCO) S.C.A(3)	Commercial Services & Supplies	Subordinated Debt(7)	14.0%	12/13		19.6	19.6	19.6
		Subordinated Debt(6)(7)	17.0%	12/14		18.6	15.5	15.7
		Redeemable Preferred Stock(1)			18,449,456		18.5	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							56.8	35.3
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt Redeemable Preferred Stock(1)	5.7%	10/13	115,538	24.5	24.5 11.6	24.5 11.6
		Convertible Preferred Stock(1)			59,250		59.3	2.6
							95.4	38.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
FreeConferenceroom.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	8.3%	4/11-5/11		14.8	14.7	14.9
		Subordinated Debt	15.0%	5/12		10.1	10.0	10.1
		Redeemable Preferred Stock(1)			14,042,095		12.8	4.5
		Common Stock(1)			6,088,229		2.3	—
							39.8	29.5
Future Food, Inc.	Food Products	Senior Debt	6.9%	7/10		17.2	17.2	17.3
		Subordinated Debt(6)	12.4%	7/11-7/12		13.5	12.5	3.8
		Common Stock(1)			64,917		13.0	—
		Common Stock Warrants(1)			6,500		1.3	—
							44.0	21.1
FutureLogic, Inc.	Computers & Peripherals	Senior Debt(7)	9.7%	2/10-2/12		48.2	48.0	48.2
		Subordinated Debt(7)	15.0%	2/13		32.6	32.3	32.6
		Common Stock(1)			129,514		15.6	3.7
							95.9	84.5
FV Holdings Corporation	Food Products	Subordinated Debt(7)	14.5%	6/15		23.1	23.1	23.1
		Convertible Preferred Stock(1)			292,000		14.3	23.8
		Common Stock(1)			125,000		6.1	10.2
							43.5	57.1
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.4%	10/10-10/11		16.1	16.1	16.1
		Senior Debt(6)(7)	12.9%	10/11		5.1	4.8	2.1
		Subordinated Debt(6)	25.0%	10/12		18.8	13.6	—
		Convertible Preferred Stock(1)			4,000		1.0	—
		Common Membership Interest(1)			2.5%		0.7	—
							36.2	18.2
Halex Holdings Corp.	Construction Materials	Senior Debt(6)	13.5%	9/11-10/13		24.9	23.4	9.9
		Subordinated Debt(6)	18.8%	8/15		24.3	15.9	—
		Redeemable Preferred Stock(1)			23,213,046		30.2	—
		Common Stock(1)			30,263,219		—	—
		Common Stock Warrants(1)			18,750,000		—	—
							69.5	9.9
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(1)	0.0%	12/10		13.5	13.5	13.5
		Senior Debt(6)	0.0%	12/10		2.9	2.7	0.7
		Convertible Preferred Stock(1)			10,196		3.0	—
		Common Stock(1)			14,250		4.8	—
							24.0	14.2
Imperial Supplies Holdings, Inc.	Trading Companies and Distributors	Subordinated Debt	16.0%	10/14		22.1	21.9	21.9
		Redeemable Preferred Stock			19,604		14.7	21.6
		Convertible Preferred Stock(1)			19,604		20.2	8.1
		Common Stock(1)			442,187		11.3	—
							68.1	51.6
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)	12.3%	4/12		1.8	—	—
		Redeemable Preferred Stock(1)			13,709		9.2	0.7
							9.2	0.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt	8.0%	6/13		22.2	22.2	22.2
		Subordinated Debt	7.8%	6/13		18.3	18.3	18.2
		Subordinated Debt(6)	8.3%	6/13		18.4	15.9	2.3
		Redeemable Preferred Stock(1)			6,160		4.2	—
		Convertible Preferred Stock(1)			15,797		12.2	—
		Common Stock(1)			14,000		1.4	—
		Common Stock Warrants(1)			434,938		2.9	—
							77.1	42.7
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	7.7%	8/12		5.5	5.5	5.5
		Subordinated Debt(7)	12.0%	8/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)			7,496		8.1	4.7
							19.1	15.7
LVI Holdings, LLC	Commercial Services & Supplies	Senior Debt(7)	8.9%	2/10		2.4	2.4	2.3
		Subordinated Debt(7)	18.0%	2/13		11.4	11.3	11.4
							13.7	13.7
Montgomery Lane, LLC (DE LLC)	Diversified Financial Services	Common Membership Units(1)			100		10.3	6.8
Montgomery Lane, LTD (Cayman)(3)	Diversified Financial Services	Common Membership Units(1)			50,000		7.2	0.8
MW Acquisition Corporation	Health Care Providers & Services	Subordinated Debt(7)	11.3%	2/13-2/14		25.0	24.7	25.0
		Convertible Preferred Stock(1)			38,016		13.5	13.9
		Common Stock(1)			51,521		—	0.1
							38.2	39.0
NECCO Holdings, Inc.	Food Products	Senior Debt	13.4%	12/12		4.1	4.1	4.1
		Common Stock(1)			760,869		0.1	0.1
							4.2	4.2
NECCO Realty Investments, LLC	Real Estate	Senior Debt(7)	14.0%	12/17		37.7	37.0	37.7
		Common Membership Units(1)			7,000		4.9	9.8
							41.9	47.5
Oceana Media Finance, LLC	Commercial Banks	Common Membership Units(1)			145,742		14.6	11.4
Paradigm Precision Holdings, LLC	Aerospace & Defense	Senior Debt	6.4%	2/09		19.2	19.1	19.1
		Subordinated Debt	18.7%	10/13-10/14		93.7	92.8	92.8
		Common Membership Units(1)			478,488		17.5	6.1
							129.4	118.0
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.7%	12/11-12/12		16.0	15.8	16.0
		Subordinated Debt	17.0%	12/14		8.3	8.3	8.3
		Subordinated Debt(6)	19.0%	12/14		8.4	7.3	0.5
		Common Stock(1)			367,881		4.2	—
							35.6	24.8
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt(7)	8.0%	6/12		10.0	9.9	10.0
		Subordinated Debt(7)	12.7%	6/13		23.6	23.4	23.6
		Redeemable Preferred Stock(1)			36,267		24.6	19.2
		Common Stock(1)			40,295		3.9	—
		Common Stock Warrants(1)			116,065		11.6	—
							73.4	52.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
Piper Aircraft, Inc.	Aerospace & Defense	Subordinated Debt	8.0%	7/13		0.7	0.2	0.7
		Common Stock(1)			478,797		0.1	22.6
							0.3	23.3
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt	9.2%	4/10		10.6	10.6	10.6
		Common Stock(1)			583		20.5	1.2
							31.1	11.8
Sixnet, LLC	Electronic Equipment & Instruments	Senior Debt(7)	9.8%	6/12-6/13		37.4	37.0	34.4
		Membership Units(1)			356		4.5	7.2
							41.5	41.6
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	6.9%	7/14		5.9	5.9	5.9
		Subordinated Debt(7)	12.5%	6/15		119.4	118.5	119.5
		Convertible Preferred Stock			1,101,673		121.5	102.9
		Common Stock(1)			275,419		27.5	—
							273.4	228.3
Specialty Brands of America, Inc.	Food Products	Subordinated Debt(7)	14.0%	5/14		34.1	33.8	34.1
		Redeemable Preferred Stock			122,017		8.2	13.8
		Common Stock(1)			128,175		2.3	4.0
		Common Stock Warrants(1)			56,819		1.4	1.8
							45.7	53.7
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt	7.0%	10/12-10/13		83.9	83.0	83.9
		Subordinated Debt(7)	15.3%	8/14-8/15		49.9	49.3	49.9
		Convertible Preferred Stock			84,043		48.0	48.0
		Common Stock(1)			84,043		—	10.4
							180.3	192.2
Stravina Holdings, Inc.	Personal Products	Senior Debt(6)	0.0%	4/11		3.5	3.5	—
UFG Holding Corp.	Food Products	Subordinated Debt	16.5%	5/15		27.9	27.4	27.4
		Subordinated Debt(6)	20.1%	5/16		35.4	31.3	18.7
		Redeemable Preferred Stock(1)			20,602		12.6	—
		Convertible Preferred Stock(1)			4,777		4.6	—
		Common Stock(1)			51,504		13.2	—
		Guarantee					—	(1.5)
							89.1	44.6
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)					—	1.4
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	11.5%	2/10-2/12		5.3	5.2	5.3
		Subordinated Debt(6)(7)	17.0%	2/13		7.7	6.5	0.5
		Redeemable Preferred Stock(1)			292,958		1.6	—
		Common Stock Warrants(1)			6,862		0.2	—
							13.5	5.8
Unwired Holdings, Inc.	Household Durables	Senior Debt	10.2%	6/10-6/11		10.4	10.3	10.4
		Subordinated Debt(6)	15.0%	6/12-6/13		21.5	14.0	0.6
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							40.2	11.0
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	10/13-10/14		19.5	19.3	19.5
		Common Stock(1)			19,780		24.7	45.1
							44.0	64.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date (5)	# of shares/ units owned	Principal	Cost	Fair Value
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	12.6%	10/09		5.0	5.0	5.0
		Redeemable Preferred Membership Units			3,796,269		4.8	5.5
		Common Membership Units(1)			27,400		1.9	6.0
							11.7	16.5
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		103.8	103.0	103.8
		Convertible Preferred Stock			703,406		82.3	132.6
		Common Stock(1)			175,852		17.6	30.2
							202.9	266.6
WSACS RR Holdings LLC	Real Estate	Common Membership Units(1)			3,170,176		3.2	3.2

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		11.5	1.4
Subtotal Control Investments (40% of total investment assets and liabilities at fair value)							$4,382.3	$2,897.8

Counterparty	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swaption - Pay Floating/ Receive Fixed	LIBOR/4.6%	4/12	1	40.0	—	3.1
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	5.1%/LIBOR	8/19	1	37.0	—	3.8
BMO Financial Group	Interest Rate Swaption - Pay Floating/ Receive Fixed	LIBOR/5.5%	11/12	1	22.9	—	1.1
Citibank, N.A.	Balance Differential Swap - Pay Floating/ Receive Floating	5.2%/LIBOR	11/19	1	3.5	—	0.7
Subtotal Derivative Agreements (less than 1% of total investment assets and liabilities at fair value)						—	8.7
Total Investment Assets						$10,691.0	$7,426.9
DERIVATIVE & OPTION AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.8%/LIBOR	4/12-11/19	4	666.9	—	(45.9)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.4%/LIBOR	2/13-8/17	5	479.9	—	(43.5)
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.9%/LIBOR	1/14-8/19	3	379.1	—	(33.0)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%/LIBOR	7/17	1	66.0	—	(10.6)
WestLB AG	Interest Rate Swap - Pay Fixed/ Receive Floating	5.8%/LIBOR	6/17	1	55.0	—	(8.3)
Credit Suisse International	Interest Rate Swap - Pay Fixed/ Receive Floating	5.8%/LIBOR	6/17	1	26.1	—	(3.9)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%/LIBOR	7/17	1	22.3	—	(5.9)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP		2/11	1		—	(1.5)
European Capital Limited(2)(3)	Put Option		12/10			(19.7)	(69.4)
Total Investment Liabilities (3% of total investment assets and liabilities at fair value)						$(19.7)	$(222.0)

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Loan is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the loans or securities are pledged as collateral under various secured financing arrangements.
(8)	2,500,100 shares with a cost of $50.0 and a fair value of $48.1 are restricted for sale until May 2009.
(9)	Portfolio company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, as filed with the Securities and Exchange Commission (“SEC”).

Note 2. Organization

We are a non-diversified, closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”), the buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and directly to early stage and mature private and small public companies. We refer to these investments as our private finance portfolio. We also invest in structured product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us through subsidiaries of our wholly-owned portfolio company, American Capital, LLC. As an alternative asset manager, we had $12 billion of capital resources under management as of September 30, 2009.

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

Note 3. Going Concern

In our annual report on Form 10-K for the year ended December 31, 2008, our independent registered public accounting firm, Ernst & Young LLP, concluded that substantial doubt existed about our ability to continue as a going concern as a result of being in breach of certain financial covenants under our unsecured borrowing arrangements. The breach of these financial covenants was primarily due to the significant decrease in our shareholders’ equity as a result of net unrealized depreciation on our portfolio investments during 2008. As of September 30, 2009, we continued to be in breach of these financial covenants on $2.4 billion of unsecured borrowing arrangements.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

On August 28, 2009, the holders of our private unsecured notes declared that the unpaid principal amount of the notes outstanding, plus all accrued and unpaid interest and the respective make-whole interest payment for each series, were immediately due and payable. Although we have not repaid these obligations in full, we have entered into forbearance agreements with all of these noteholders, under which the noteholders agreed to forbear from exercising certain rights and remedies with respect to the events of default that have occurred under their respective series. The holders of a majority in principal amount of the notes outstanding under each series may terminate the forbearance agreement for the series at any time. In consideration for entering into the forbearance agreements, we paid all accrued and unpaid interest due on the notes as of September 1, 2009 at the default rate retroactive to March 30, 2009 and agreed to add to the outstanding principal amounts of certain of the notes the respective make-whole interest payment.

The lenders under our unsecured revolving line of credit and the holders of our public unsecured notes may also declare all obligations outstanding under the facility and the notes to be immediately due and payable after any applicable notice periods. If this were to occur, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of such accelerations or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations.

However, we continue to believe that we will have adequate liquidity to continue to fund our operations and the interest payments on our outstanding debt, including any default interest. We continue to have active discussions with our unsecured lenders and noteholders regarding a restructuring of our debt arrangements. We have retained Miller Buckfire & Co. LLC as a financial advisor to assist us in our efforts to restructure these debt arrangements. We continue to believe that we will successfully renegotiate the unsecured debt arrangements with our lenders and noteholders and that we will continue to exist as a going concern.

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. Our interim consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.

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

Interest income on CMBS, CLO and CDO investments is recognized on the effective interest method as required by Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets which is codified in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 325-40, Investments—Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the amortized cost basis of the investment calculated in accordance with FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is codified in ASC 320-10-35, Investment—Debt and Equity Securities. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans, and the timing of and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which is codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and restricted and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. For unrestricted securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest.

ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings. Due to the uncertainty inherent in the valuation process, estimates of fair value

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

may differ significantly from the values that would have been used had a ready market for our investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which is codified in FASB ASC 820-10-35 (“ASC 820-10-35”). FSP FAS 157-4 amended SFAS No. 157 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in ASC 820-10-35 as it relates to FSP FAS 157-4 is effective for periods ending after June 15, 2009 and is applied prospectively with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 820-10-35 as they relate to FSP FAS 157-4 during the quarter ended March 31, 2009. The adoption did not have a material impact on our interim consolidated financial statements.

ASC 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under ASC 820, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under ASC 820, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We determine whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by American Capital, LLC, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under ASC 820 is a hypothetical secondary market.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

In determining the fair value of European Capital Limited (“European Capital”), an investment fund that we controlled as of the measurement date, we have concluded that the investment’s valuation should be based on a percentage of the fund’s net asset value since the underlying assets are fair valued under ASC 820. However, in determining the fair value of our investment in European Capital as of September 30, 2009, the valuation was further reduced as consideration was given to the risks associated with our ability to realize the full fair value of the underlying assets since European Capital was negotiating the restructuring of its credit facilities with its lenders as of the measurement date.

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

Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. In using the Enterprise Value Waterfall valuation methodology, we consider the in-use valuation premise under ASC 820, which assumes the loans and equity securities are sold together, and which we believe is appropriate as this would provide the maximum proceeds to the seller. In applying the Enterprise Value Waterfall valuation methodology, we also consider that in a change of control transaction, our loans are generally required to be repaid and that a buyer cannot assume the loan.

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

In valuing convertible debt, equity or other similar securities, we value our investment based on its priority in the waterfall and based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt at the face amount of the debt to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero.

Market Yield Valuation Methodology

For debt and redeemable preferred equity investments in portfolio companies for which we are required to identify the hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology based on an exchange valuation premise under ASC 820.

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

We also value our investments in Structured Products using the Market Yield valuation methodology. We estimate the fair value based on such factors as third-party broker quotes, sales of the same or similar securities, and our cash flow forecasts subject to assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, recent investments and securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer.

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

New Accounting Pronouncement

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which is codified in FASB ASC 825-10-50 (“ASC 825-10-50”). FSP FAS 107-1 expanded the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which is codified in FASB ASC 825, Financial Instruments, to interim periods for publicly traded entities. ASC 825-10-50 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. The requirements of ASC 825-10-50 as they relate to FSP FAS 107-1 are effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the interim disclosure requirements of ASC 825-10-50 as they relate to FSP FAS 107-1 as of March 31, 2009.

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

Our derivatives are considered economic hedges that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is codified in FASB ASC Topic 815, Derivatives and Hedging. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation of investments and subsequently record the amount as a realized gain or loss on investments on the interest settlement date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is codified in FASB ASC 815-10-50 (“ASC 815-10-50”). The objective of ASC 815-10-50 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. We have adopted the interim disclosure requirements of ASC 815-10-50 as of March 31, 2009.

Reclassifications

We have reclassified certain prior period amounts in our interim consolidated financial statements to conform to our current period presentation.

During the third quarter of 2009, certain reclassifications were made to the realized (loss) gain on investments section of our consolidated statements of operations to reflect a reclassification of realized losses between the non-control/non-affiliate investments line item and the control investments line item for the three months ended March 31, 2009 and the three and six months ended June 30, 2009. The reclassifications are for financial reporting purposes and have no impact on reported total net realized (loss) gain on investments, net loss, net loss per common share or cash flows. The following table summarizes the reclassifications on prior periods (in millions):

	Three Months Ended March 31, 2009		Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Non-Control/Non-Affiliate investments	$(50)	$2	$(219)	$(71)	$(269)	$(69)
Affiliate investments	(5)	(5)	—	—	(5)	(5)
Control investments	(24)	(76)	(89)	(237)	(113)	(313)
Foreign currency transactions	(2)	(2)	—	—	(2)	(2)
Derivative and option agreements	(50)	(50)	(18)	(18)	(68)	(68)

Total net realized (loss) gain on investments	$(131)	$(131)	$(326)	$(326)	$(457)	$(457)

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the second quarter of 2009 and evaluated all events or transactions through the date of this filing. During this period, we did not have any material subsequent events that impacted our interim consolidated financial statements (see Note 15, Subsequent Events).

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All of the content of the Codification carries the same level of authority and the GAAP hierarchy has been modified to include only two levels of GAAP, authoritative and nonauthoritative. The requirements of ASC 105 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 in the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, (“SFAS No. 166”) which amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our interim consolidated financial statements of adopting SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, which is codified in FASB ASC 810, Consolidation (“ASC 810”), and change the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No. 166. SFAS No. 167 does not amend the ASC 810 exception that investments accounted for at fair value in accordance with the specialized accounting guidance in the AICPA Audit And Accounting Guide, Investment Companies, codified in FASB ASC 946, Financial Services—Investment Companies (“ASC 946”), are not subject to the requirements of ASC 810. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our interim consolidated financial statements of adopting SFAS No. 167.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Disclosures (“ASC 820”). ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. ASU 2009-05 is effective the first interim or annual reporting period after its issuance. We adopted the requirements of ASU 2009-05 in the third quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on our interim consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”), which provides guidance on measuring the fair value of certain alternative investments. ASU 2009-12 amends ASC 820 to permit, as a practical expedient, a reporting entity to measure the fair value of an investment within its scope on the basis of net asset value (“NAV”) or its equivalent if the NAV or its equivalent is calculated in a manner consistent with the measurement principles of FASB ASC 946. ASU 2009-12 also requires additional disclosures by major category for investments within its scope. ASU 2009-12 is effective for the first reporting period after December 15, 2009 and early adoption is permitted. Management is currently evaluating the impact on our interim consolidated financial statements of adopting ASU 2009-12.

Note 5. Investments

Our investments consist of loans and securities issued by public and privately-held companies, including senior debt, subordinated debt, equity warrants, preferred and common equity securities and derivative agreements. Our loans are payable in installments with final maturities ranging generally from five to ten years and many are collateralized by assets of the borrower. We also make investments that do not produce current income. These investments typically consist of equity warrants, common equity and preferred equity and are identified in the accompanying consolidated schedule of investments. We also invest in both investment grade and non-investment grade Structured Products.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of September 30, 2009.

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

The following fair value hierarchy table sets forth our investment assets and liabilities by level as of September 30, 2009 and December 31, 2008, respectively (in millions):

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$2,073	$2,073
Subordinated debt	—	—	2,044	2,044
Preferred equity	—	—	1,049	1,049
Common equity	71	—	408	479
Structured products	—	—	196	196
Equity warrants	—	—	52	52
Derivative agreements and other, net	—	—	(120)	(120)

Total investments, net	$71	$—	$5,702	$5,773

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$2,760	$2,760
Subordinated debt	—	—	2,351	2,351
Preferred equity	—	—	1,344	1,344
Common equity	—	102	601	703
Structured products	—	—	186	186
Equity warrants	—	—	74	74
Derivative and option agreements, net	—	—	(213)	(213)

Total investments, net	$—	$102	$7,103	$7,205

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three and nine months ended September 30, 2009 (in millions):

	Balances, July 1, 2009	Realized Gains/ (Losses)(1)	Reversal of Prior Period (Appreciation) Depreciation on Realization(2)	Unrealized Appreciation/ (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, net(4)	Transfers In & Out of Level 3	Balances, September 30, 2009
Senior debt	$2,150	$(20)	$25	$5	$(87)	$—	$2,073
Subordinated debt	2,138	(99)	95	(13)	(77)	—	2,044
Preferred equity	1,119	49	(44)	48	(123)	—	1,049
Common equity	421	10	(25)	27	(25)	—	408
Equity warrants	68	13	(10)	—	(19)	—	52
Structured products	174	—	—	22	—	—	196
Derivative and option agreements and other, net	(87)	(19)	—	(32)	18	—	(120)

Total	$5,983	$(66)	$41	$57	$(313)	$—	$5,702

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	Balances, January 1, 2009	Realized Gains/ (Losses)(1)	Reversal of Prior Period (Appreciation) Depreciation on Realization(2)	Unrealized Appreciation/ (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, net(4)	Transfers In & Out of Level 3	Balances, September 30, 2009
Senior debt	$2,760	$(173)	$175	$(183)	$(506)	$—	$2,073
Subordinated debt	2,351	(321)	319	(228)	(77)	—	2,044
Preferred equity	1,344	17	(11)	(172)	(129)	—	1,049
Common equity	601	39	(46)	(587)	401	—	408
Equity warrants	74	4	(3)	3	(26)	—	52
Structured products	186	—	—	12	(2)	—	196
Derivative and option agreements and other, net	(213)	(87)	49	25	106	—	(120)

Total	$7,103	$(521)	$483	$(1,130)	$(233)	$—	$5,702

(1)	Included in net realized (loss) gain on investments in the consolidated statements of operations. Excludes $0 and $2 million in losses on realized foreign currency transactions on other corporate activity denominated in a foreign currency for the three and nine months ended September 30, 2009, respectively.
(2)	Included in net unrealized depreciation of investments in the consolidated statements of operations.
(3)	Excludes $1 million and $3 million of unrealized depreciation related to foreign currency translation for American Capital borrowings that are denominated in a foreign currency for the three and nine months ended September 30, 2009, respectively.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or cumulative dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

As of September 30, 2009 and December 31, 2008, loans on non-accrual status were $912 million and $871 million, respectively, calculated as the cost plus unamortized OID, and $285 million and $150 million, respectively, at fair value. As of September 30, 2009 and December 31, 2008, loans with a principal balance of $52 million and $28 million, respectively, were greater than three months due, excluding loans on non-accrual status.

The composition summaries of our investment portfolio, at cost and fair value as a percentage of total investments, excluding derivative and option agreements, are shown in the following tables:

	September 30, 2009	December 31, 2008
COST

Senior debt	27.6%	31.9%
Subordinated debt	24.6%	26.5%
Common equity	20.7%	15.2%
Preferred equity	16.5%	16.3%
Structured Products	9.6%	9.0%
Equity warrants	1.0%	1.1%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	September 30, 2009	December 31, 2008
FAIR VALUE

Senior debt	35.2%	37.2%
Subordinated debt	34.7%	31.7%
Preferred equity	17.8%	18.1%
Common equity	8.1%	9.5%
Structured Products	3.3%	2.5%
Equity warrants	0.9%	1.0%

	100.0%	100.0%

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

	September 30, 2009	December 31, 2008
COST

Commercial Services & Supplies	11.8%	11.7%
Real Estate	11.3%	10.3%
Household Durables	7.3%	9.0%
Internet & Catalog Retail	5.1%	5.2%
Life Sciences Tools & Services	4.2%	3.9%
Food Products	4.1%	3.8%
Diversified Financial Services	3.9%	3.4%
Health Care Providers & Services	3.8%	3.6%
Auto Components	3.5%	3.1%
Hotels, Restaurants & Leisure	3.4%	3.3%
Construction & Engineering	3.2%	3.1%
Electrical Equipment	3.1%	2.8%
Diversified Consumer Services	3.1%	3.1%
IT Services	2.5%	2.2%
Health Care Equipment & Supplies	2.2%	3.5%
Pharmaceuticals	2.0%	2.0%
Containers & Packaging	1.9%	1.9%
Electronic Equipment & Instruments	1.9%	1.8%
Computers & Peripherals	1.8%	1.8%
Building Products	1.7%	1.5%
Leisure Equipment & Products	1.6%	1.5%
Software	1.6%	1.6%
Aerospace & Defense	1.5%	1.4%
Other	13.5%	14.5%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	September 30, 2009	December 31, 2008
FAIR VALUE

Commercial Services & Supplies	12.5%	11.6%
Household Durables	7.4%	7.8%
Electrical Equipment	5.8%	4.7%
Real Estate	5.2%	4.8%
Internet & Catalog Retail	4.6%	4.6%
Health Care Providers & Services	4.4%	3.3%
Hotels, Restaurants & Leisure	4.1%	3.6%
Diversified Financial Services	3.9%	3.6%
Diversified Consumer Services	3.6%	4.3%
Auto Components	3.3%	3.2%
Pharmaceuticals	3.2%	2.8%
Life Sciences Tools & Services	3.2%	4.8%
Food Products	3.1%	3.0%
Health Care Equipment & Supplies	2.8%	4.7%
IT Services	2.7%	1.8%
Electronic Equipment & Instruments	2.6%	2.2%
Software	2.3%	2.3%
Construction & Engineering	2.1%	2.7%
Building Products	2.1%	2.0%
Computers & Peripherals	1.9%	2.0%
Containers & Packaging	1.8%	1.7%
Other	17.4%	18.5%

	100.0%	100.0%

The following tables show the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding Structured Products and derivative and option agreements. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2009	December 31, 2008
COST

Mid-Atlantic	19.9%	19.5%
Southwest	19.8%	20.8%
International	17.6%	16.1%
South-Central	12.3%	11.6%
Northeast	12.2%	11.7%
Southeast	10.7%	12.4%
North-Central	7.1%	7.3%
Northwest	0.4%	0.6%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	September 30, 2009	December 31, 2008
FAIR VALUE

Southwest	24.3%	24.3%
Mid-Atlantic	20.3%	21.7%
South-Central	13.8%	13.8%
Northeast	13.5%	12.0%
Southeast	12.2%	10.7%
North-Central	9.6%	8.1%
International	5.9%	8.8%
Northwest	0.4%	0.6%

	100.0%	100.0%

Note 6. Borrowings

Our debt obligations consisted of the following as of September 30, 2009 and December 31, 2008 (in millions):

	September 30, 2009	December 31, 2008
Unsecured revolving credit facility	$1,388	$1,389
Unsecured public debt due October 2012	548	548
Unsecured private debt due September 2009	84	82
Unsecured private debt due August 2010	134	126
Unsecured private debt due February 2011	27	24
Unsecured private debt due September 2011	95	85
Unsecured private debt due October 2020	75	75
ACAS Business Loan Trust 2004-1 asset securitization	174	201
ACAS Business Loan Trust 2005-1 asset securitization	744	798
ACAS Business Loan Trust 2006-1 asset securitization	407	427
ACAS Business Loan Trust 2007-1 asset securitization	337	381
ACAS Business Loan Trust 2007-2 asset securitization	266	292

Total	$4,279	$4,428

The daily weighted average debt balance for the three months ended September 30, 2009 and 2008 was $4,289 million and $4,339 million, respectively. The daily weighted average debt balance for the nine months ended September 30, 2009 and 2008 was $4,343 million and $4,549 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs and the make-whole interest payment accrual for the three months ended September 30, 2009 and 2008 was 7.9% and 4.6%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2009 and 2008 was 6.0% and 4.7%, respectively. Excluding the make-whole interest payment accrual, the weighted average interest rate on all of our borrowings for the three and nine months ended September 30, 2009 was 5.9% and 5.4%, respectively.

As of September 30, 2009 and December 31, 2008, the aggregate fair value of the above borrowings was $3,743 million and $3,172 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

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

Unsecured Revolving Credit Facility

As of September 30, 2009 and December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant and certain other covenants for this facility. In addition, as of September 30, 2009, we were not in compliance with the ratio of adjusted earnings before interest and taxes to interest expense covenant for this facility. On March 5, 2009, the lenders under this facility sent a notice of such events of default to us. During the continuance of these events of default, lenders representing a majority of the commitments may declare the outstanding principal and accrued interest to be due and payable immediately. As of the date of this filing, the lenders have not accelerated our obligations outstanding under this facility. Pursuant to the terms of the facility, the applicable spread on any borrowings outstanding under this facility increased by 2.00% as a result of these events of default. Also, due to the events of default, all LIBOR borrowings outstanding were automatically converted into base rate loans from index rate loans. The applicable interest rate for base rate loans is the greater of the prime rate or the federal funds rate plus 0.50%. As a result of rating agency downgrades during the first quarter of 2009, the applicable spread over the applicable base rate increased from 2.25% to 3.75% and the unused commitment fee increased from 0.50% to 0.80% as of March 2, 2009. As of September 30, 2009, the total interest rate on this facility was 9.00% for borrowings denominated in U.S. dollars.

Unsecured Public Debt

As of September 30, 2009 and December 31, 2008, we were not in compliance with the asset coverage covenant for these notes. Under the indenture for the notes, we had a 60-day period to cure the default, which commenced on March 3, 2009, the date that we received notice of the default from certain noteholders. Following the expiration of the 60-day cure period, the default matured into an event of default under the indenture. Pursuant to the terms of the notes, during the continuance of this event of default, the trustee or the holders of at least 25% of the outstanding principal amount of the notes may declare the principal and accrued interest to be due and payable immediately. The holders of more than 50% of the outstanding principal amount of the notes can rescind any acceleration if all late payments are made and any events of default are cured or waived. As of the date of this filing, the noteholders have not accelerated the amounts outstanding under the notes. As a result of rating agency downgrades during the first quarter of 2009, the interest rate on these notes

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

increased by 1.75% effective February 2, 2009 to a total rate of 8.60%. As a result of further rating agency downgrades during the third quarter of 2009, the interest rate on these notes increased by an additional 0.25% effective August 6, 2009 to a total rate of 8.85%, which is 2.00% over the original stated rate and the maximum interest rate permitted under the indenture.

Unsecured Private Debt

As of September 30, 2009 and December 31, 2008, we were not in compliance with certain financial covenants, including the minimum consolidated tangible net worth covenant, the available debt asset coverage ratio covenant and the asset coverage ratio covenant for each series of these notes. In addition, as of September 30, 2009, we were not in compliance with the ratio of consolidated debt to consolidated shareholders’ equity covenant for each series of these notes. On March 5, 2009, the noteholders sent a notice of such events of default to us. Pursuant to the terms of the notes, during the continuance of these events of default, the holders of more than 50% of the outstanding principal amount of each series of the notes can declare that all amounts outstanding under the notes for the respective series are immediately due and payable, at which time a default rate equal to the greater of 2.00% above the stated rate for each series or 2.00% over the prime rate will be applied on all overdue amounts. The holders of more than 50% of the outstanding principal amount of each series of notes could rescind any acceleration of the notes in that series if all late payments are made, any events of default are cured or waived and no judgment or decree has been entered for the payment of any monies due on the notes. On August 28, 2009, the noteholders declared the unpaid principal amount of the notes outstanding, plus all accrued and unpaid interest and the respective make-whole interest payment for each series, immediately due and payable. Although we have not repaid these obligations in full, we have entered into forbearance agreements with all of these noteholders, under which the noteholders agreed to forbear from exercising certain rights and remedies with respect to the events of default that have occurred under the notes. The holders of a majority in principal amount of the notes outstanding under each series may terminate the forbearance agreement for the series at any time. In consideration for entering into the forbearance agreements, we paid all accrued and unpaid interest due on the notes as of September 1, 2009 at the default rate retroactive to March 30, 2009 and agreed to add to the outstanding principal amounts of certain of the notes the respective make-whole interest payment, which is included in interest expense in the accompanying interim consolidated statements of operations. As of September 30, 2009, the total weighted average interest rate of our unsecured private notes was 8.53%.

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

As of September 30, 2009, we were in compliance with our covenants in all of our asset securitizations.

Note 7. Interest Rate Derivatives

We use interest rate derivative financial instruments to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We do not hold or issue derivative financial instruments for speculative purposes. All interest rate derivative financial instruments are recorded at fair value with changes

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of these instruments is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period, adjusted for the nonperformance risk of us and our counterparties. We record the accrual of periodic interest settlements of interest rate swap agreements in net unrealized appreciation or depreciation of investments and subsequently record the amount as a net realized gain or loss on investments on the interest settlement date. Cash payments received or paid for the termination of an interest rate derivative agreement are recorded as a realized gain or loss upon termination in our consolidated statements of operations and are classified under investing activities in our consolidated statements of cash flows.

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

During the three and nine months ended September 30, 2009, we recorded $32 million of net unrealized depreciation and $25 million of net unrealized appreciation, respectively, from interest rate swap agreements in the financial statement line item derivative, option agreements and other in our consolidated statements of operations, including unrealized depreciation of $22 million and $34 million, respectively, due to a credit risk adjustment related to changes in our credit rating. During the three and nine months ended September 30, 2008, we recorded $9 million and $10 million of net unrealized depreciation, respectively, from interest rate swap agreements in the financial statement line item derivative, option agreements and other in our consolidated statements of operations.

During the three and nine months ended September 30, 2009, we recorded $16 million and $40 million, respectively, of net realized loss from interest rate swap agreements in the financial statement line item derivative and option agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements. During the three and nine months ended September 30, 2008, we recorded $9 million and $18 million, respectively, of net realized loss from interest rate swap agreements in the financial statement line item derivative and option agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements. During the nine months ended September 30, 2009, two interest rate swap agreements were terminated prior to their maturity. The transactions under one interest rate swap agreement were settled for a cash termination payment of $3 million and recorded as a net realized loss in financial statement line item derivative and option agreements in our interim consolidated statements of operations. The other interest rate swap agreement was recorded as a liability with a fair value of $11 million and included in other liabilities in our interim consolidated balance sheets as of September 30, 2009. During the three and nine months ended September 30, 2008, we had net cash termination payments of $5 million and $7 million, respectively.

Credit Risk-Related Contingent Features

Certain of our derivative agreements contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. As of September 30, 2009, one counterparty had elected to terminate the transactions outstanding under its interest rate swap agreement with us, which had a fair value of $11 million. This amount had not been settled as of September 30, 2009. Derivatives under these agreements in a liability position had a GAAP fair value liability of $32 million as of September 30, 2009. In the event that these counterparties terminated their transactions with us, the

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

termination liability would have been $44 million as of September 30, 2009. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our derivative agreements also contain an event of default that allows a counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. While this event of default has occurred, none of our counterparties have elected to terminate their transactions with us as a result of this provision as of September 30, 2009. Derivatives under these agreements in a liability position had a GAAP fair value liability of $8 million as of September 30, 2009. In the event that these counterparties terminated their transactions with us, the termination liability would have been $9 million as of September 30, 2009. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties. During the three months ended September 30, 2009, we unwound the transactions under one of these agreements and settled them for a cash payment of approximately $3 million.

In addition, one of our derivative agreements provides that, if our unsecured debt rating falls below BB- as rated by Fitch Ratings, BB- as rated by Standard & Poor’s Rating Services or Ba3 by Moody’s Investors Services, Inc., the counterparty may terminate transactions outstanding under the agreement. While this additional termination event has occurred, the counterparty had not elected to terminate its transactions outstanding with us as of September 30, 2009. Derivatives under these agreements in a liability position had a GAAP fair value liability of $23 million as of September 30, 2009. In the event that these counterparties terminated their transactions with us, the termination liability would have been $30 million as of September 30, 2009. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our derivative agreements also provide that, if our unsecured revolving credit facility is terminated, or the counterparty does not continue to be a lender under our unsecured revolving credit facility, and we do not post collateral for our derivative obligations related to this counterparty or make arrangements for the counterparty to transfer its rights and obligations under the derivative agreement within 30 days, the counterparty may terminate the transactions outstanding under the agreement. As of September 30, 2009, this additional termination event had not occurred. Derivatives under these agreements in a liability position had a GAAP fair value liability of $1 million as of September 30, 2009. In the event that these counterparties terminated their transactions with us, the termination liability would have been $2 million as of September 30, 2009. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Note 8. Stock Options

In connection with our special dividend of cash and common stock in August 2009, which consisted of $24 million in cash and 67 million shares of our common stock, the Compensation Committee of our Board of Directors adjusted our stock option awards that were issued and outstanding prior to June 18, 2009, the ex-dividend date for the special dividend, by reducing the exercise price, and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Code, such that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The anti-dilution adjustment resulted in a decrease in the weighted average exercise price from $25.45 to $19.60 and an increase in the aggregate number of shares issuable upon exercise of such stock options by

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

10.2 million shares. Since our stock option plans permit, but do not require, anti-dilution modifications, SFAS No. 123 (revised 2004), Share-Based Payment, which is codified in FASB ASC 718, Compensation—Stock Compensation, requires a comparison of the fair value of each award immediately prior to and after the date of modification, based on the pertinent facts and circumstances on the modification date. The excess fair value represents incremental compensation cost to be recognized immediately for vested stock options and over the remaining vesting period for unvested stock options. This comparison resulted in an aggregate incremental compensation cost of $6 million despite the fact that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the modification. Of the additional incremental compensation cost of $6 million, $1 million related to vested stock options that was recorded during the three months ended September 30, 2009 and the remainder will be amortized over the remaining vesting period.

Note 9. Earnings Per Share

In accordance with the provisions of FASB ASC 260, Earnings per Share (“ASC 260”), basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.

During the three months ended September 30, 2009, we paid a special dividend consisting of cash and common stock. Shareholders had the option to receive payment of the dividend in cash or in shares of common stock, provided that the aggregate cash payable to all shareholders was limited to an amount equal to 10% of the aggregate dividend (see Note 12). Since the aggregate amount of shareholder cash elections exceeded the 10% limitation, the shareholders electing to receive cash were distributed a prorated cash amount and the remaining portion of the dividend in shares of common stock. The common stock issued for the dividend does not qualify for accounting treatment as a stock dividend as that term is defined within Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which is codified in FASB ASC 505-20, Equity, Stock Dividends and Stock Splits, and therefore the number of common shares outstanding and per share results for the second quarter of 2009 and prior periods will not be restated.

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards, contingently issuable shares and shares issued under forward sales agreements are not included if the result would be anti-dilutive, such as when a net loss is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is net loss. As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in computing basic EPS, even if we have positive net operating income. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 as we incurred a net loss for those periods.

Stock options, unvested employee stock awards and contingently issuable shares of 38.5 million and 56.4 million for the three and nine months ended September 30, 2009, respectively, and 31.3 million and 29.7 million for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted EPS either because the respective exercise prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive. For the three months ended September 30, 2009, 27.8 million potentially dilutive common shares were included in the computation of diluted EPS related to stock options, unvested employee stock awards and contingently issuable shares.

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

Our Asset Management/Advisory segment provides management services to both our portfolio companies and alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio companies and includes both management fees for providing advice and analysis to our portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market transactions, which may not be recurring in nature. Our Asset Management/Advisory segment also includes our alternative asset fund management business, which is conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent that American Capital, LLC declares regular quarterly dividends of its quarterly net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income. During the third quarter of 2009, we revised the methodology that we use to allocate certain costs between our reportable segments. Certain prior period amounts were reclassified to conform to our current period presentation and cost allocation methodology. The results for our Asset Management/Advisory segment also include the net realized gain (loss) and net unrealized appreciation (depreciation) of our investment in American Capital, LLC.

The following table presents segment data for the three months ended September 30, 2009 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$175	$1	$176
Asset management and other fee income	2	15	17

Total operating income	177	16	193

Interest	85	—	85
Salaries, benefits and stock-based compensation	39	8	47
General and administrative	21	7	28

Total operating expenses	145	15	160

Operating income before income taxes	32	1	33
Provision for income taxes	—	(1)	(1)

Net operating income	32	—	32

Net realized loss on investments	(66)	—	(66)
Net unrealized appreciation of investments	111	—	111

Net increase in net assets resulting from operations	$77	$—	$77

Total assets	$6,583	$85	$6,668

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table presents segment data for the nine months ended September 30, 2009 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$478	$4	$482
Asset management and other fee income	6	40	46

Total operating income	484	44	528

Interest	197	—	197
Salaries, benefits and stock-based compensation	121	26	147
General and administrative	58	20	78

Total operating expenses	376	46	422

Operating income (loss) before income taxes	108	(2)	106
Benefit for income taxes	8	2	10

Net operating income (loss)	116	—	116

Net gain on extinguishment of debt	12	—	12
Net realized loss on investments	(523)	—	(523)
Net unrealized depreciation of investments	(464)	(158)	(622)

Net decrease in net assets resulting from operations	$(859)	$(158)	$(1,017)

Total assets	$6,583	$85	$6,668

The following table presents segment data for three months ended September 30, 2008 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$251	$—	$251
Asset management and other fee income	2	25	27

Total operating income	253	25	278

Interest	50	—	50
Salaries, benefits and stock-based compensation	27	25	52
General and administrative	11	10	21

Total operating expenses	88	35	123

Operating income (loss) before income taxes	165	(10)	155
Provision for income taxes	(2)	—	(2)

Net operating income (loss)	163	(10)	153

Net realized loss on investments	(3)	—	(3)
Net unrealized depreciation of investments	(696)	(2)	(698)

Net decrease in net assets resulting from operations	$(536)	$(12)	$(548)

Total assets	$9,484	$362	$9,846

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table represents segment data for nine months ended September 30, 2008 (in millions):

	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$730	$18	$748
Asset management and other fee income	9	76	85

Total operating income	739	94	833

Interest	161	—	161
Salaries, benefits and stock-based compensation	79	86	165
General and administrative	34	30	64

Total operating expenses	274	116	390

Operating income (loss) before income taxes	465	(22)	443
(Provision) benefit for income taxes	(6)	12	6

Net operating income	459	(10)	449

Net realized gain on investments	79	—	79
Net unrealized depreciation of investments	(1,801)	(158)	(1,959)

Net decrease in net assets resulting from operations	$(1,263)	$(168)	$(1,431)

Total assets	$9,484	$362	$9,846

Note 11. Commitments

As of September 30, 2009, we had commitments under loan and financing agreements to fund up to $598 million to 45 portfolio companies, with $326 million of the commitments related to undrawn revolving credit facilities for European Capital (see further discussion in Note 14). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 12. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income of our investment company based on our tax fiscal year. Ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed, or intend to distribute, sufficient dividends to eliminate taxable income for all of our tax fiscal years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to income tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on September 30.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Our ordinary taxable income and net long-term capital gains comprise our investment company taxable income which differs from net income as defined by GAAP due primarily to temporary and permanent differences in interest and dividend income recognition, stock-based compensation and other expense recognition and unrealized appreciation or depreciation of investments. In addition, there are classification differences between GAAP and tax as it relates to what is characterized as net operating income for GAAP compared to ordinary taxable income for tax and what is characterized as net realized gains or losses for GAAP compared to net long-term capital gains or losses for tax. These characterization differences between GAAP and tax include the characterization of realized losses for loans, interest receivable write-offs for uncollectible accounts, periodic interest settlements for interest rate swap agreements and the holding period of capital investments.

On January 7, 2009, the Internal Revenue Service (“IRS”) issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared with respect to a taxable year ending on or before December 31, 2009 and (iii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. The IRS may extend the provisions of this revenue procedure for distributions declared with respect to one or more taxable years ending after December 31, 2009; however, there is no certainty that it will be extended and we cannot predict the likelihood that it will be extended, if at all.

On June 11, 2009, our Board of Directors declared a special dividend to our shareholders of $1.07 per share that was paid on August 7, 2009. Each shareholder could elect to receive the dividend in either cash or in shares of common stock. Because the aggregate amount of the cash elections exceeded 10% of the aggregate dividend amount, the shareholders electing to receive cash received a prorated cash amount and the remaining portion in shares of common stock. The number of shares of common stock comprising the stock portion was determined based on the volume weighted average price of our stock on The NASDAQ Global Select Market on July 27, July 28 and July 29, 2009. In total, the distribution consisted of $24 million of cash and 67.1 million shares of common stock. Included in the distribution of 67.1 million shares of common stock were 2.9 million shares of common stock distributed to a consolidated trust for our non-qualified deferred compensation plan. The shares of common stock held by the trust are accounted for as treasury stock in the accompanying interim consolidated balance sheets. The exact amount of cash and common stock received by each shareholder depended on the shareholder’s election. The dividend included our remaining 2008 taxable income and a substantial portion of our estimated 2009 taxable income.

The 1940 Act could prohibit us as a BDC from declaring any cash dividend when our asset to debt coverage as determined under the 1940 Act is less than 200% and we have public bonds outstanding. However, the staff of the SEC has provided us with no-action relief to the effect that we may declare and pay a cash dividend in these circumstances, provided that the cash portion does not exceed the 10% cash minimum required by the IRS Revenue Procedure as discussed above.

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

year. For the calendar year ended December 31, 2008, we accrued $14 million of federal excise tax attributable to undistributed ordinary income. During the quarter ended June 30, 2009, we lowered our estimate of calendar year 2008 ordinary income and federal excise tax, which resulted in an $8 million tax benefit for the nine months ended September 30, 2009 which is included in benefit for income taxes in our consolidated statements of operations. For the three months ended September 30, 2009, we have not accrued federal excise tax because we intend to distribute sufficient dividends to eliminate any federal excise tax for the 2009 tax year.

Note 13. Related Party Transactions

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

During February 2009, an employee pledged an additional 0.9 million shares of our common stock as collateral, which was valued at the closing prices for the last 20 trading days. Due to the decline in our NAV per share as of December 31, 2008, the outstanding stock option loans became under collateralized on March 2, 2009, triggering an automatic event of default and foreclosure on the 1.1 million shares of common stock collateral in satisfaction of the loans. The shares of common stock that we received in the foreclosure are included in treasury stock and are not included in our outstanding shares of common stock. We have no further stock option loans outstanding as of September 30, 2009.

Note 14. Investment in European Capital

Acquisition of European Capital

On November 10, 2008, American Capital and European Capital entered into an implementation agreement regarding our proposal to acquire all of the ordinary shares of European Capital held by other investors, representing 32.3% of European Capital’s outstanding ordinary shares, by means of a “scheme of arrangement” under Guernsey company law. Under the terms of the agreement, each European Capital shareholder other than us would receive 0.333 shares of our common stock for every one ordinary share that they owned of European Capital. On February 19, 2009, our shareholders approved a proposal authorizing us to sell shares of our common stock below NAV per share in certain instances, including in connection with the proposed acquisition of European Capital. On March 19, 2009, the proposed transaction was approved by a special majority of the shareholders of European Capital, not including us. The acquisition became effective as of March 26, 2009, following approval of the Royal Court of Guernsey. In connection with the transaction, we issued 11.5 million shares of our common stock with a value of $25 million as of March 26, 2009 in exchange for the outstanding European Capital ordinary shares.

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

On June 29, 2009, American Capital and European Capital entered into an agreement whereby the outstanding borrowings under the Term A Facility of $319 million were exchanged for 325.1 million ordinary shares of European Capital and the Term A Facility commitment amount was reduced from $400 million to $87 million. As of September 30, 2009, there was a $11 million outstanding balance under the Term A Facility and no outstanding balance under the Term B Facility.

Under each facility, standby letters of credit can be issued for the account of European Capital. Issuances of standby letters of credit would reduce the available commitments under each facility. Any funding of a standby letter of credit by American Capital that is not reimbursed by European Capital on the disbursement date will bear interest at the rate of the respective facility. As of September 30, 2009, there was a $128 million of standby letter of credit issued under the Term B Facility.

Note 15. Subsequent Events

On November 3, 2009, we announced that we reached an agreement in principle with a steering committee of the lenders in our $1.4 billion unsecured revolving credit facility to restructure the facility. The material terms of the agreement assume the restructuring of our other principal unsecured debt arrangements of $550 million of public bonds and $415 million in private notes. The terms are set forth in our Current Report on Form 8-K filed with the SEC on November 4, 2009 and are non-binding and subject to further negotiations, various conditions and final agreements. We will present the terms of the proposed restructuring to all of the lenders in our revolving credit facility and to the holders of our unsecured private debt and unsecured public debt for approval. We are working to complete the restructuring by year end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital’s financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:

•	Executive Overview

•	Results of Operations

•	Financial Condition, Liquidity and Capital Resources

•	Forward-Looking Statements

EXECUTIVE OVERVIEW

We are a publicly traded private equity firm and a global asset manager. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts™”) and buyouts of private companies sponsored by other private equity firms (“American Capital One Stop Financings”) and provide capital directly to early stage and mature private and small public companies. In addition, we also invest in structured product investments including CMBS, CLO and CDO securities (“Structured Products”) and invest in alternative asset funds managed by us. We are also an alternative asset manager with $12 billion of capital resources under management as of September 30, 2009.

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

American Capital Investing Activities

We provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior debt, mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and provide capital directly to early stage and mature private and small public companies. Currently, we will invest up to $400 million in a single middle market transaction in North America. We also invest in Structured Products and alternative asset funds managed by us. For summary financial information of our investment portfolio by segment and geographic area, see Note 5 to our interim consolidated financial statements.

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

The total value of our investment portfolio was $5,902 million and $7,427 million as of September 30, 2009 and December 31, 2008, respectively. Our new investment amounts represent the gross committed capital on the origination date. The type and aggregate dollar amount of our new investments during the three and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
American Capital sponsored buyouts	$—	$—	$—	$303
Financing for private equity buyouts	—	348	—	457
Direct investments	—	20	—	183
Investments in managed funds	—	—	—	525
Structured products	—	3	—	151
Add-on financing for growth and working capital	—	2	2	358
Add-on financing for working capital in distressed situations	3	40	64	96
Add-on financing for recapitalizations	3	—	19	101
Add-on financing for acquisitions	1	30	1	96

Total	$7	$443	$86	$2,270

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Principal prepayments	$151	$153	$228	$658
Loan syndications and sales	78	48	107	343
Scheduled principal amortization	9	24	34	69
Payment of accrued PIK interest and dividend and original issue discounts	27	24	32	60
Sale of equity investments	198	271	266	800

Total	$463	$520	$667	$1,930

Public Manager of Funds of Alternative Assets

We are a global alternative asset manager of third-party funds. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we also manage European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”) and American Capital CRE CDO 2007-1, Ltd. (“ACAS CRE CDO”). We refer to the asset management business throughout this report to include the asset management activities conducted by our wholly-owned portfolio company, American Capital, LLC.

As of September 30, 2009, our assets and capital resources under management totaled $12 billion, including $5 billion under management in the third-party funds named above. Our third-party assets under management do not include the assets of European Capital since we own 100% of European Capital. As a result, only the September 30, 2009 fair value of our investment of $155 million in European Capital is included in our assets under management.

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

The following table sets forth certain information with respect to our funds under management as of September 30, 2009:

	American Capital	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1	ACAS CRE CDO
Fund type	Public Alternative Asset Manager & Fund	Private Fund	Public REIT Fund - The NASDAQ Global Market	Private Fund	Private Fund	Private Fund	Private Fund
Established	1986	2005	2008	2006	2007	2006	2007
Assets	$6.7 Billion(1)	$1.9 Billion(2)	$3.7 Billion	$0.5 Billion	$0.2 Billion	$0.4 Billion	$0.0 Billion
Investment types	Senior & Subordinated Debt, Equity, Structured Products	Senior & Subordinated Debt, Equity, Structured Products	Agency Securities	Equity	Equity	Senior Debt	CMBS
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in third-party funds that we manage.
(2)	Excluded from our third-party funds under management as we now own 100% of European Capital.

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

Valuation of Investments

Our investments are carried at fair value in accordance with the 1940 Act and Statement of Financial Accounting Standards (“SFAS”) No. 157, which is codified in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors. For securities of companies that are publicly traded for which we have a majority-owned interest, the value is based on the closing market quote on the valuation date plus a control premium if our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest.

We adopted ASC 820 on January 1, 2008. ASC 820 provides a framework for measuring the fair value of assets and liabilities and also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which is codified in FASB ASC 820-10-35 (“ASC 820-10-35”). FSP FAS 157-4 amended FAS 157 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in ASC 820-10-35 as it relates to FSP FAS 157-4 is effective for periods ending after June 15, 2009 and is applied prospectively with early adoption permitted for periods ending after March 15, 2009. We adopted ASC 820-10-35 as it relates to FSP FAS 157-4 during the quarter ended March 31, 2009. The adoption did not have a material impact on our interim consolidated financial statements.

ASC 820 defines fair value in terms of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under ASC 820, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

The market in which we would sell our private finance investments is the M&A market. Under ASC 820, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We determine whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by American Capital, LLC, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under ASC 820 is a hypothetical secondary market. In determining the fair value of European Capital, we have concluded that the investment’s valuation should be based on a percentage of the fund’s net asset value since the underlying assets are fair valued under ASC 820. However, in determining the fair value of our investment in European Capital as of September 30, 2009, the valuation was further reduced as consideration was given to the risks associated with our ability to realize the full fair value of the underlying assets due to the current status of the borrowing arrangements at European Capital. The determination of the principal market used to estimate the fair value of each of our investments can have a material impact on our estimate of the fair value of our investments.

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

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of September 30, 2009.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments as follows:

-	For investments in portfolio companies for which we have identified the M&A market as the principal market, we estimate the fair value based on the Enterprise Value Waterfall valuation methodology. Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise fair value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. For minority equity securities, we also estimate the fair value using the Enterprise Value Waterfall valuation methodology. To estimate the enterprise value of the portfolio company, we prepare an analysis consisting of traditional valuation methodologies including market, income and cost approaches. We weight some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to conclude on our estimate of the enterprise value. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company’s assets, third-party valuations of the portfolio company, considering offers from third-parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. This financial and other information is generally obtained from our portfolio companies, and may represent unaudited, projected or pro-forma financial information. The assumptions incorporated in the valuation methodologies used to estimate the enterprise value consists primarily of unobservable Level 3 inputs, including management assumptions based on judgment. A change in these assumptions could have a material impact on the determination of fair value.

-	For debt and redeemable preferred equity investments in portfolio companies for which we have identified the hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that a hypothetical market participant would use to value the investment in a current hypothetical sale using a Market Yield valuation methodology. In applying the Market Yield valuation methodology, we estimate the fair value based on such factors as third-party broker quotes and market participant assumptions including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The assumptions used to estimate the fair value in a hypothetical secondary market are considered primarily Level 3 inputs. We weight third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. In estimating the remaining life, we generally use an average life based on market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated life based on the expected repayment date. The average life used to estimate the fair value of our loans is generally shorter than the legal maturity of the loans as our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our loans is based on our experience of current interest rate spreads on similar loans. A change in the unobservable inputs and assumptions that we use to estimate the fair value of our loans could have a material impact on the determination of fair value.

-

We value our investments in Structured Products using the Market Yield valuation methodology. We estimate the fair value based on such factors as third-party broker quotes, sales of the same or similar securities and our cash flow forecasts subject to our assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions which are derived from multiple sources including, but not limited to, third-party broker quotes, recent investments and securities with similar structure and risk characteristics. We weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. The cash flow forecasts and market yields used to discount the cash flows incorporate a significant amount of Level 3 inputs. A change in our default and recovery rate assumptions in the cash flow forecasts or a change in the market yield assumptions could have a material impact on the determination of fair value.

-	We value derivative instruments based on fair value information from both the derivative counterparty, as adjusted for nonperformance risk considerations, and third-party pricing services. We corroborate the fair value by analyzing the estimated net present value of the future cash flows using relevant market forward interest rate yield curves in effect at the end of the period, as adjusted for quantitative and qualitative nonperformance risk considerations. A change in our determination of the nonperformance risk could have a material impact on the determination of fair value.

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

See Note 5 to our interim consolidated financial statements for further information regarding the classification of our investment portfolio by Levels 1, 2 and 3 as of September 30, 2009.

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

Interest income on CMBS, CLO and CDO investments is recognized on the effective interest method as required by Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets which is codified in FASB ASC

325-40, Investments—Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the amortized cost basis of the investment calculated in accordance with FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is codified in FASB ASC 320-10-35, Investment—Debt and Equity Securities. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans, and the timing of and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

Recent Accounting Pronouncements

See Note 5 to our interim consolidated financial statements for further information regarding new accounting pronouncements and their potential impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto.

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

The consolidated operating results for the three and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating income	$193	$278	$528	$833
Operating expenses	160	123	422	390

Operating income before income taxes	33	155	106	443
(Provision) benefit for income taxes	(1)	(2)	10	6

Net operating income	32	153	116	449
Net gain on extinguishment of debt	—	—	12	—
Net realized (loss) gain on investments	(66)	(3)	(523)	79

Net realized (loss) earnings	(34)	150	(395)	528
Net unrealized appreciation (depreciation) of investments	111	(698)	(622)	(1,959)

Net increase (decrease) in net assets resulting from operations	$77	$(548)	$(1,017)	$(1,431)

Net Operating Income

Operating Income

We have two primary lines of business: Investing and Asset Management/Advisory. We derive the majority of our operating income from our Investing segment, which primarily invests in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains.

Our Asset Management/Advisory segment provides management services to both our portfolio company investments and our alternative asset funds. Our Asset Management/Advisory segment includes financial advisory services provided to our portfolio company investments and includes both management fees for providing managerial advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market M&A transactions, which may not be recurring in nature. Our Asset Management/Advisory segment also includes our third-party alternative asset fund management business. As of September 30, 2009, all of our third-party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC. To the extent that American Capital, LLC declares regular quarterly dividends of its net operating income to us, such dividends would be included in our Asset Management/Advisory segment as dividend income.

The following is a summary of our operating income by segment for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$175	$1	$176	$251	$—	$251
Asset management and other fee income	2	15	17	2	25	27

Total operating income	$177	$16	$193	$253	$25	$278

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Investing	Asset Management/ Advisory	Consolidated	Investing	Asset Management/ Advisory	Consolidated
Interest and dividend income	$478	$4	$482	$730	$18	$748
Asset management and other fee income	6	40	46	9	76	85

Total operating income	$484	$44	$528	$739	$94	$833

Investing Segment

Operating income from our Investing segment consisted of the following for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income on debt investments	$154	$181	$421	$551
Dividend income on equity securities	20	69	55	172
Interest income on bank deposits	1	1	2	7

Interest and dividend income	175	251	478	730

Prepayment fees	1	2	1	5
Other fees	1	—	5	4

Asset management and other fee income	2	2	6	9

Total operating income	$177	$253	$484	$739

Interest income on debt investments decreased by $27 million, or 15%, and $130 million, or 24%, for the three and nine months ended September 30, 2009, respectively, over the comparable periods in 2008 primarily due to a decrease in our monthly weighted average debt investments and a decline in the weighted average effective interest rate on our debt investments. The decline in the weighted average effective interest rate is primarily due to a decrease in LIBOR and an increase in non-accrual loans. Dividend income on equity securities decreased by $49 million, or 71%, and $117 million, or 68%, for the three and nine months ended September 30, 2009, respectively, over the comparable periods in 2008, primarily due to the discontinuance of dividends by European Capital and a reduction in accrued dividends on private finance preferred stock investments primarily due to uncertainties on future collectability.

The following table summarizes selected data for our debt and equity investments, at cost, for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Effective interest rate on debt investments(1)(2)	10.2%	10.6%	8.6%	11.0%
Debt investments(1)(2)	$6,030	$6,816	$6,563	$6,671
Average monthly one-month LIBOR	0.3%	3.0%	0.4%	2.8%
Non-accrual loans at face as of period end	$912	$602	$912	$602
Non-accrual loans at fair value as of period end	$285	$135	$285	$135
Effective yield on equity investments(1)(3)	1.9%	7.0%	1.9%	5.8%
Equity investments(1)(3)	$4,076	$3,924	$3,884	$3,987
Effective yield on debt and equity investments(1)(2)(3)	6.9%	9.3%	6.1%	9.0%
Debt and equity investments(1)(2)(3)	$10,106	$10,740	$10,447	$10,658

(1)	Monthly weighted average.
(2)	Includes CMBS.
(3)	Excludes our equity investments in alternative asset fund management portfolio companies.

The monthly weighted average effective interest rate on debt investments decreased 40 basis points to 10.2% and 240 basis points to 8.6% for the three and nine months ended September 30, 2009, respectively, over the comparable periods in 2008. This is primarily due to (i) a 270 and 240 basis point decrease for the three and nine months ended September 30, 2009, respectively, in the average monthly one-month LIBOR from the comparable periods in 2008 and (ii) an increase in non-accrual loans, (iii) partially offset by an increase in the interest spreads on recent loan originations and modifications. A portion of our debt investments, particularly our senior debt investments, accrue interest based on LIBOR either without a floor or with a floor of generally 2.0%. When a loan is placed on non-accrual, we record reserves on PIK interest income recorded in prior periods as a reduction of interest income in the current period. For the three and nine months ended September 30, 2009, we recorded reserves on PIK interest income recorded in prior periods of $1 million and $56 million, respectively, which had an approximate 110 basis point impact on the weighted average effective interest rate for the nine months ended September 30, 2009. Also, loans that have been originated or modified during 2008 and 2009 have been priced at generally higher spreads as market spreads have increased during this period.

The monthly weighted average effective yield on equity investments decreased 510 basis points to 1.9% and 390 basis points to 1.9% for the three and nine months ended September 30, 2009, respectively, over the comparable periods in 2008. This is primarily due to (i) a lower accrual of dividends on our preferred stock investments of our private finance portfolio and (ii) discontinuation of dividends from our investment in European Capital. For the three and nine months ended September 30, 2009, we recorded reserves on accrued dividend income recorded in prior quarters from private finance preferred stock investments of $10 million and $37 million, respectively, which are recorded as a reduction of dividend income in these periods. The reserves on accrued dividend income were recorded because we no longer expect such amounts to be collected or realized. We recorded dividend income on our equity investment in European Capital of $17 million and $51 million for the three and nine months ended September 30, 2008, respectively. We did not record any dividend income on our equity investment in European Capital for the three and nine months ended September 30, 2009.

Asset Management/Advisory Segment

Operating income from our Asset Management/Advisory segment consisted of the following for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend income	$1	$—	$4	$18

Loan financing fees	—	8	—	19
Equity financing fees	—	—	—	4
Transaction structuring fees	—	1	—	4
Fund asset management fees and reimbursements	5	8	18	22
Portfolio company advisory and administrative fees	5	5	15	17
Other	5	3	7	10

Asset management and other fee income	15	25	40	76

Total operating income	$16	$25	$44	$94

Dividend Income

To the extent American Capital, LLC declares dividends of its net operating income to us, such dividends would be included as dividend income. The net operating income of American Capital, LLC is comprised of the base management fees, profit sharing (called carried interest or incentive fee) and transaction fees it earns less the operating expenses it incurs for providing fund management services. For the three and nine months ended September 30, 2009, American Capital, LLC declared a dividend of $1 million and $4 million, respectively. For the three and nine months ended September 30, 2008, American Capital, LLC declared a dividend of $0 million and $18 million, respectively. The reduction in the dividend income from the first nine months of 2008 is attributable primarily to lower net operating income from American Capital, LLC due to lower management fee income earned from managing European Capital.

Asset Management and Other Fee Income

During the three and nine months ended September 30, 2009, we did not complete any American Capital sponsored buyouts and did not provide any financing in buyouts sponsored by other private equity firms. As a result, we did not earn any loan financing, equity financing or transaction structuring fees for the three and nine months ended September 30, 2009.

Operating Expenses

Operating expenses increased $37 million, or 30%, and $32 million, or 8%, for the three and nine months ended September 30, 2009, respectively, over the comparable periods in 2008. Operating expenses consisted of the following for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest	$85	$50	$197	$161
Salaries, benefits and stock-based compensation	47	52	147	165
General and administrative	28	21	78	64

Total operating expenses	$160	$123	$422	$390

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 increased $35 million, or 70%, and $36 million, or 22%, respectively, over the comparable periods in 2008. The increase in interest expense for the three and nine months ended September 30, 2009 was primarily attributable to an increase in interest rates for default interest and ratings downgrades and a make-whole interest payment, partially offset by a decline in LIBOR and lower weighted average borrowings. As discussed in Note 6 to our interim consolidated financial statements, we are in default under certain of our unsecured borrowing arrangements. We incurred additional interest expense of $24 million and $50 million, respectively, during the three and nine months ended September 30, 2009 as a result of higher interest rates due to the defaults on certain of our borrowing arrangements and rating agency downgrades. In addition, as discussed in Note 6 to our interim consolidated financial statements, we incurred interest expense of $22 million during the three months ended September 30, 2009 for a make-whole interest payment associated with the acceleration of our unsecured private debt for which we subsequently entered into forbearance agreements. The $22 million make-whole interest payment was added to the outstanding principal amounts of the unsecured private debt in accordance with the forbearance agreements. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs and the make-whole interest payment accrual, for the three and nine months ended September 30, 2009 was 7.9% and 6.0% respectively, compared to 4.6% and 4.7%, respectively, for the three and nine months ended September 30, 2008. Our weighted average borrowings were $4,289 million and $4,339 million for the three months ended September 30, 2009 and 2008, respectively. Our weighted average borrowings were $4,343 million and $4,549 million for the nine months ended September 30, 2009 and 2008, respectively.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Salaries	$18	$20	$59	$73
Incentive compensation	8	9	26	15
Benefits	3	3	10	14
Stock-based compensation	18	20	52	63

Total salaries, benefits and stock-based compensation	$47	$52	$147	$165

Salaries, benefits and stock-based compensation for the three and nine months ended September 30, 2009 decreased $5 million, or 10%, and $18 million, or 11%, respectively, over the comparable periods in 2008 primarily due to a decrease in the number of employees, partially offset by an increase in incentive compensation. To better align our organization and cost structure with current economic conditions, we undertook strategic reviews of our business during 2008 and 2009 which resulted in a reduction in our overall employee headcount. As of September 30, 2009 and 2008 and December 31, 2007, we had total employees of 335, 489 and 580, respectively. The increase in incentive compensation in 2009 is a result of retention bonus accruals implemented in the first quarter of 2009.

General and Administrative Expenses

General and administrative expenses increased by $7 million, or 33%, and by $14 million, or 22%, for the three and nine months ended September 30, 2009, respectively, over the comparable periods in 2008. The increase is primarily due to (i) non-recurring fees from both our and our unsecured creditors’ legal and financial advisors that have been engaged in connection with our debt restructuring negotiations of $5 million and $15 million, respectively, for the three and nine months ended September 30, 2009 and (ii) an additional $5 million and $9 million, respectively, of restructuring costs related to excess facilities due to employee headcount reductions for the three and nine months ended September 30, 2009.

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

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments for the three and nine months ended September 30, 2009 and 2008 consisted of the following individual portfolio company realized (loss) gain greater than $15 million (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Axygen Holdings Corporation	$35	$—	$35	$—
Edline, LLC	16	—	16	—
Piper Aircraft, Inc.	—	—	31	—
Exstream Holdings, Inc.	3	—	2	18
Pasternack Enterprises, Inc.	—	—	1	33
PHC Acquisition, Inc.	—	—	1	16
SSH Acquisition, Inc.	1	36	1	36
Contec Holding, Ltd.	—	57	—	57
PaR Systems, inc.	—	19	—	19
BPWest, Inc.	—	—	—	69
Other, net	21	21	32	39

Total gross realized portfolio gain	$76	$133	$119	$287

Anchor Drilling Fluids USA, Inc.	(40)	—	(40)	—
TestAmerica Environmental Services, LLC	(39)	—	(39)	—
Ford Motor Company	(18)	—	(18)	—
Consolidated Bedding, Inc.	—	—	(196)	—
Barton-Cotton Holding Corporation	—	—	(74)	—
Halex Corporation	—	—	(29)	—
Venus Swimwear, Inc	—	—	(19)	—
Foamex, L.P.	—	—	(18)	—
Small Smiles Holding Company, LLC	—	—	(17)	—
Stein World, LLC	—	(32)	—	(32)
Other, net	(26)	(28)	(103)	(91)

Total gross realized portfolio loss	$(123)	$(60)	$(553)	$(123)

Total net realized portfolio (loss) gain	$(47)	$73	$(434)	$164

European Capital put option agreement	—	—	(44)	—
Interest rate derivative periodic payments, net	(16)	(9)	(40)	(18)
Interest rate derivative termination payments, net	(3)	(5)	(3)	(7)
Foreign currency transactions	—	(13)	(2)	(7)
Taxes on net realized gain	—	(49)	—	(53)

Total net realized (loss) gain	$(66)	$(3)	$(523)	$79

In the third quarter of 2009, we received full payment of our remaining subordinated debt investment in Axygen Holdings Corporation and sold all of our equity interests for $182 million in total proceeds realizing a total gain of $35 million offset by a reversal of unrealized appreciation of $37 million. The gain that we recognized included escrowed proceeds that we expect to receive of $7 million.

In the third quarter of 2009, we received full payment of our remaining subordinated debt investment in Edline, LLC and sold all of our equity interests for $37 million in total proceeds realizing a total gain of $16 million offset by a reversal of unrealized appreciation of $14 million. The gain that we recognized included escrowed proceeds that we expect to receive of $3 million.

In the third quarter of 2009, we wrote off $40 million of our subordinated debt investment in Anchor Drilling Fluids USA, Inc. We did not receive any proceeds, realizing a loss of $40 million fully offset by a reversal of unrealized depreciation.

In the third quarter of 2009, we wrote off our subordinated debt investment in TestAmerica Environmental Services, LLC. We did not receive any proceeds, realizing a loss of $39 million fully offset by a reversal of unrealized depreciation.

In the third quarter of 2009, we sold a portion of our investment in Ford Motor Company’s secured revolving credit facility for cash proceeds of $78 million realizing a loss of $18 million partially offset by a reversal of unrealized depreciation of $20 million.

In the second quarter of 2009, we received full repayment of our remaining subordinated debt investment in Piper Aircraft, Inc. and sold all of our equity interests for $31 million in total proceeds realizing a total gain of $31 million offset by a reversal of unrealized appreciation of $23 million. The gain that we recognized included escrowed proceeds that we expect to receive of $1 million.

In the second quarter of 2009, Consolidated Bedding, Inc. (“Consolidated Bedding”) sold all of its remaining assets to several purchasers for total proceeds consisting of cash, a 49% equity interest in one of the purchasers, Spring Air International, LLC, and the future collection by one of the purchasers of certain accounts receivable of Consolidated Bedding. The total fair value of the cash and non-cash proceeds received, including the present value of future payments expected to be collected, is $14 million, the proceeds of which were used to partially pay down our debt investments. Subsequently, Consolidated Bedding filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Court. We do not expect to receive any further proceeds for our debt and equity investments in Consolidated Bedding, except the collection of the remaining $14 million of total proceeds. We deemed our remaining investments to be worthless and recognized a realized loss of $196 million offset by a reversal of unrealized depreciation of $189 million.

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

Unrealized Appreciation (Depreciation) of Investments

The net unrealized appreciation (depreciation) of investments is based on valuations approved by our Board of Directors. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross unrealized appreciation of private finance portfolio investments	$154	$184	$274	$285
Gross unrealized depreciation of private finance portfolio investments	(140)	(367)	(969)	(1,087)

Net unrealized appreciation (depreciation) of private finance portfolio investments	14	(183)	(695)	(802)
Net unrealized depreciation of European Capital(1)	(6)	(264)	(372)	(367)
Net unrealized appreciation (depreciation) of AGNC	14	2	27	(24)
Net unrealized depreciation of American Capital, LLC(1)	—	(2)	(158)	(159)
Net unrealized appreciation (depreciation) of Structured Products	23	(85)	14	(400)
Reversal of prior period net unrealized depreciation (appreciation) upon realization	41	(67)	434	(180)

Net unrealized appreciation (depreciation) of portfolio investments	86	(599)	(750)	(1,932)
Foreign currency translation	57	(90)	54	(17)
Derivative agreements	(32)	(9)	25	(10)
Reversal of prior period net unrealized depreciation on option agreements upon realization	—	—	49	—

Net unrealized appreciation (depreciation) of investments	$111	$(698)	$(622)	$(1,959)

(1)	Excludes foreign currency translation.

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

As discussed in Notes 4 and 5 to our interim consolidated financial statements, we adopted ASC 820 on January 1, 2008. As a result of the adoption of ASC 820, we were required to modify our valuation methodologies for certain of our private finance investments. Prior to the adoption of ASC 820, we generally determined the fair value of our private finance portfolio investments by using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. This valuation approach results in the determination of a fair value of our investments based on a change of control in an M&A transaction or a recapitalization of the enterprise based on the value of the enterprise. However, upon the adoption of ASC 820, for investments in debt and redeemable preferred equity securities of portfolio companies for which we do not have the ability to initiate a sale of the portfolio company as of the measurement date and for which there is no active market, we are required under ASC 820 to use a hypothetical secondary market as our principal market. We determine the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using the market yield (“Market Yield”) valuation methodology. As of September 30, 2009, we have recognized $335 million of cumulative net unrealized depreciation as a result of using a Market Yield valuation methodology instead of the Enterprise Value Waterfall valuation methodology. We intend to hold these private finance portfolio investments until settlement or maturity which would generally be on a change of control event such as a sale or recapitalization of the company. In general, we would not exit these investments in a secondary market where the sale proceeds would be based on a market yield. Accordingly, we do not expect to realize this $335 million of cumulative net unrealized depreciation if we hold the investments to settlement or maturity and there are no significant unanticipated credit impairments.

For the three months ended September 30, 2009, the $14 million of net unrealized appreciation on our private finance portfolio investments was driven by modestly improved narrowing of market yields on debt investments, partially offset by lower performance and credit on a small population of our portfolio companies. For the nine months ended September 30, 2009, the $695 million of net unrealized depreciation on our private finance portfolio investments was driven primarily by portfolio company performance and credit. The declines related to portfolio company performance and credit for the nine months ended September 30, 2009 is driven mostly by declines in the operating results of certain of our portfolio companies due to the global economic recession. Although the broader market has experienced some improvement in multiples and narrowing of investment spreads in the second and third quarters of 2009, the deterioration and recovery of middle market multiples has lagged the broader market. As a result, our private finance portfolio of middle market companies did not experience the same increase in multiples and corresponding appreciation of value of the broader overall market.

European Capital

For the three and nine months ended September 30, 2009, we recognized net unrealized depreciation of $6 million and $372 million, respectively, on our investment in European Capital. As of September 30, 2009, our investment in European Capital consisted of a 100% equity investment with a cost basis and fair value of $1,267 million and $144 million, respectively, as well as an unsecured revolving credit facility investment of $11 million. In the first quarter of 2009, we acquired the remaining 32% equity interest not already owned by us. As of September 30, 2009, our equity investment in European Capital was valued at a significant discount to its NAV due primarily because European Capital was negotiating the restructuring of its credit facilities with its lenders, which could affect our ability to realize the full amount of European Capital’s NAV, and the discounts of trading prices to NAV of comparable publicly traded investment funds.

AGNC

For the three and nine months ended September 30, 2009, we recognized net unrealized appreciation of $14 million and $27 million, respectively, on our investment in AGNC due to an increase in the closing market quote and a reduction in the discount to the market quote for certain sales restrictions that have lapsed.

American Capital, LLC

During the nine months ended September 30, 2009, we recognized $158 million of unrealized depreciation on our investment in American Capital, LLC. There was no change in fair value of our investment in American Capital, LLC during the three months ended September 30, 2009. The funds managed by American Capital, LLC are European Capital, AGNC, ACE I, ACE II, ACAS CLO-1 and ACAS CRE CDO. The decline in value of American Capital, LLC for the nine months ended September 30, 2009 is primarily due to a decline in its projected cash flows from reduced projected management fees and carried interest for managing European Capital.

Structured Products

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS and CLO securities. During the three and nine months ended September 30, 2009, we recorded $23 million and $14 million of net unrealized appreciation on our Structured Products investments, respectively. Our CMBS portfolio, which includes a commercial real estate CDO, experienced $15 million and

$16 million of net unrealized depreciation during the three and nine months ended September 30, 2009, respectively, while our CLO portfolio experienced $38 million and $30 million of net unrealized appreciation during the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, our CMBS portfolio has a cost basis of $705 million and a fair value of $92 million and our CLO portfolio has a cost basis of $247 million and a fair value of $104 million. Since the fourth quarter of 2007, we have experienced a substantial amount of depreciation on our Structured Products.

We value our Structured Products investments using the Market Yield valuation methodology. We estimate fair value based on third-party broker quotes, sale transactions of identical or similar securities and our cash flow forecasts subject to our assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, recent investments and securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We considered that the current market for our Structured Products investments may be considered an inactive market and that the information used by the third-party brokers to develop the quotes may generally not be based on actual transactions. During the three and nine months ended September 30, 2009, we recorded $38 million and $30 million of net unrealized appreciation, respectively, on our CLO portfolio due to narrowing of the investment spreads. During the three and nine months ended September 30, 2009, we recorded $15 million and $16 million, respectively, of net unrealized depreciation on our CMBS portfolio due to lower projected future cash flows due to credit performance, partially offset by a narrowing of investment spreads. However, the accumulated net unrealized depreciation of our Structured Products investments as of September 30, 2009 of $756 million is driven by a dramatic widening of the investments spreads from origination caused by the liquidity crisis in the market as well as credit performance, particularly in our CMBS portfolio. The liquidity crisis has driven investors’ expected returns higher on Structured Products investments. In general, there is not a liquid market for our non-investment grade Structured Products investments. However, there have been a few trades of securities of similar Structured Products investments in what is considered to be an illiquid distressed market during 2008 and the first nine months of 2009, which has had the effect of decreasing the values of the overall Structured Products market.

Foreign Currency Translation

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. The foreign currency translation adjustment recorded in our interim consolidated statements of operations was net unrealized appreciation of $57 million and $54 million for the three and nine months ended September 30, 2009, respectively. The appreciation during the three and nine months ended September 30, 2009 was primarily as a result of the Euro appreciating against the U.S. dollar.

Derivative and Option Agreements

During the three and nine months ended September 30, 2009, we recorded $32 million of net unrealized depreciation and $25 million of net unrealized appreciation, respectively, from derivative agreements, primarily interest rate swaps, and a $49 million reversal of prior period net unrealized depreciation during the nine months ended September 30, 2009 from the termination of the European Capital put option agreement.

For interest rate derivative agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period, adjusted for nonperformance risk, if any, including an evaluation of our credit risk and our counterparty’s credit risk. A negative fair value would represent an amount we would have to pay a third-party and a positive fair value would represent an amount we would receive from a third-party to assume our obligation under an interest rate derivative agreement. The derivative agreements generally appreciate or depreciate primarily based on relative market interest rates and their remaining term to maturity as well as changes in our and our counterparty’s credit risk. The net unrealized depreciation of $32 million for the three months ended September 30, 2009 was primarily due to net unrealized depreciation of $25 million associated with a reduction of our credit risk for non-performance during the period. The net unrealized appreciation of $25 million for the nine months ended September 30, 2009 was due to net unrealized appreciation of $57 million on the derivative agreements due to an increase in the forward interest rate yield partially offset by a net unrealized depreciation of $32 million associated with a reduction of our credit risk for non-performance during the period. Cumulatively, the fair value of our net liability as of September 30, 2009 for our derivative agreements includes a $30 million reduction in the fair value of the net liability due to nonperformance risk as a result of our default under our unsecured borrowing arrangements and credit rating downgrades.

Fair Value Compared to Realizable Value

We invest primarily in Level 3 assets, generally with the intention to hold the assets to settlement or maturity. We anticipate holding the debt investments in our private finance portfolio until maturity or until they are repaid through a change of control of the portfolio company; however we cannot estimate either the future sale date or the time period before the debt investments may be prepaid before their maturity date. We also intend to hold our Structured Products investments until maturity; however the maturity date could be in excess of ten years and the weighted average maturity of the future projected undiscounted cash flows of our Structured Product investments is 6.2 years. The current lack of liquidity in the financial markets has caused investment spreads between the cost of funds and investment income to widen dramatically on our investments, which in most cases results in current fair values for many Level 3 assets that are materially lower than the values we anticipate realizing on settlement or maturity (“Realizable Value”). This is especially true regarding fair value estimates on investments with longer expected settlement or maturity dates. The current market yields used to value these investments should not have an impact on the amount of proceeds we would expect to receive upon settlement or maturity.

For example, the total current fair value of our Structured Products determined in accordance with GAAP is approximately 2.3 times the annualized current quarterly cash flow and we expect to receive significantly more future cash proceeds upon settlement or maturity as compared to the GAAP fair value as of September 30, 2009. We believe the valuations of investments such as these are significantly impacted by both the lack of demand for such products and the lack of liquidity in the current market to finance the acquisition of these investments, thereby decreasing leveraged returns and prices that market participants are willing to pay for these securities. As such, there are material differences between the current GAAP fair value of several classes of our Level 3 assets compared to the value we anticipate we will realize on settlement or maturity if our current assumptions of future credit quality and cash flows are accurate.

We noted that in March 2008, the staff of the SEC’s Division of Corporation Finance published a letter that it had sent to a number of public companies regarding the disclosures in their periodic reports of the impact of ASC 820. In the letter, companies are asked to consider disclosing for Level 3 assets “… whether you believe the fair values diverge materially from the amounts you currently anticipate realizing on settlement or maturity. If so, disclose why and provide the basis for your views.” Because we believe many of these GAAP fair values diverge materially from the Realizable Value, we are providing pro forma information on the Realizable Value of our assets in comparison to the fair value determined under GAAP.

As of September 30, 2009, we expect that our Realizable Value will exceed our fair value determined in accordance with GAAP as of September 30, 2009 by approximately $701 million. For our private finance portfolio, our Realizable Value represents the expected cash proceeds we would receive if our equity investments were sold and our debt investments settled or repaid as a result of an M&A transaction of the portfolio company as of the measurement date. For a Structured Product investment, if the expected future undiscounted cash flows exceed the cost basis of such investment, the Realizable Value represents our cost basis of the investment. However, if the expected future undiscounted cash flows are less than the cost basis of such Structured Product investment, the Realizable Value represents the future undiscounted cash flow of such Structured Product investment.

As of September 30, 2009, 99% of our portfolio investments are valued using Level 3 inputs. The following table summarizes the current GAAP cost basis and fair value of our investments as of September 30, 2009 compared to the Realizable Value (in millions):

Asset Class	Cost Basis	GAAP Fair Value	Realizable Value(1)	Difference Between Realizable Value and GAAP Fair Value
Private finance	$7,486	$5,427	$5,762	$335
European Capital	1,277	155	155	—
AGNC	50	71	71	—
Structured Products	952	196	592	396
American Capital, LLC	95	45	45	—
Derivative agreements, net and other	—	(120)	(150)	(30)

Total	$9,860	$5,774	$6,475	$701

(1)	Use of Non-GAAP Information—Realizable Value is a non-GAAP financial measure which management uses in its internal analysis of results, and believes may be informative to investors gauging the quality of our assets and financial performance from a long-term perspective, identifying trends in our results and providing meaningful period-to-period comparisons. Realizable Value is defined as the future value that American Capital anticipates realizing on the settlement or maturity of its investments. As of the measurement date, it does not represent current GAAP fair value or net present value and is based on assumptions as of the measurement date. Accordingly, changes to expectations of future cash flows as a result of events subsequent to the measurement date are not reflected in the Realizable Value as of the measurement date. American Capital believes that this non-GAAP financial measure provides information useful to investors because American Capital generally intends to hold its assets to settlement or maturity, and there may be material differences between the GAAP fair values of its investments and the amounts American Capital expects to realize on settlement or maturity. This is primarily because the current lack of liquidity in the financial markets has caused investment spreads between the cost of funds and investment income to widen significantly on investments, resulting in current fair values under ASC 820 that are materially lower than what American Capital currently anticipates realizing on settlement or maturity. It cannot be assured that American Capital will have the ability to hold its investments until settlement or maturity. American Capital could monetize an investment prior to settlement or maturity at a value below Realizable Value. American Capital believes that providing investors with Realizable Value in addition to the related GAAP fair value gives investors greater transparency to the information used by management in its financial operational decision-making. Although American Capital believes that this non-GAAP financial measure enhances investors’ understanding of its business and performance, Realizable Value should not be considered as an alternative to GAAP basis financial measures. A reconciliation of non-GAAP Realizable Value to GAAP fair value is set forth above.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the latest twelve months (“LTM”) and quarter ended September 30, 2009 and 2008:

	Period Ended September 30,
	2009	2008
LTM net operating income return on average equity at cost	2.5%	9.6%
LTM realized (loss) earnings return on average equity at cost	(6.1)%	11.6%
LTM loss on average equity	(90.3)%	(28.5)%
Current quarter net operating income return on average equity at cost annualized	2.1%	9.1%
Current quarter realized (loss) earnings return on average equity at cost annualized	(2.2)%	8.9%
Current quarter earnings (loss) on average equity annualized	15.0%	(41.1)%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The crisis in the global credit markets during the past 18 months has adversely affected all industry sectors. We believe that the market disruption may continue to adversely affect financial services companies with respect to the valuation of their investment portfolios, tighter lending standards and reduced access to capital. The U.S. and global economies are in a recession. The recession may lead to a further decline in earnings and/or decline in valuation multiples for our portfolio companies. Also, the liquidity crisis could further widen the investment spreads on Structured Products and certain of our private finance portfolio investments causing a further decrease in the fair value of these investments. Although we cannot predict future market conditions, we believe that our continuing ability to generate operating cash flows and sell existing portfolio investments will provide us with adequate liquidity to execute our current business strategy including the payment of our debt service and the minimum amount of dividends to maintain our qualification as a RIC. Additionally, our current short-term business plan has been developed with certain assumptions, such as no new capital raises, the reinvestment of capital only as we experience liquidity through realizations from exits and repayments and repayment of debt with excess cash flows. However, to the extent that the capital markets improve, we may elect to raise new capital.

Our current primary sources of liquidity are our cash and cash equivalents and our investment portfolio. As of September 30, 2009, we had $445 million in cash and cash equivalents and $132 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, those funds are generally distributed each quarter to pay interest and principal on the securitized debt and are not available for our general operations. During the nine months ended September 30, 2009, we received cash proceeds from the realizations of portfolio investments of $667 million. During the nine months ended September 30, 2009, we principally funded our operations, including our investing activities, from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) repayments of loan investments and the sale of equity and loan investments.

On November 3, 2009, we announced that we reached an agreement in principle with a steering committee of the lenders in our $1.4 billion unsecured revolving credit facility to restructure the facility. The material terms of the agreement assume the restructuring of our other principal unsecured debt arrangements of $550 million of public bonds and $415 million in private notes. The terms are set forth in our Current Report on Form 8-K filed with the SEC on November 4, 2009 and are non-binding and subject to further negotiations, various conditions and final agreements. We will present the terms of the proposed restructuring to all of the lenders in our revolving credit facility and to the holders of our unsecured private debt and unsecured public debt for approval. We are working to complete the restructuring by year end.

Operating Cash Flow

Historically, our investment portfolio has generated a substantial amount of current cash flow from interest, dividends and fees that allows us to service our debt. For example, for the three and nine months ended September 30, 2009, we generated $31 million and $120 million of cash flow from operations, respectively. We believe that our investment portfolio will continue to generate current cash flow to allow us to continue to service our debt and fund our operating costs and expenses.

One of our other sources of liquidity is our investment portfolio. For the nine months ended September 30, 2009, we had cash from investing activities totaling $371 million. Included in our cash from investing activities were cash proceeds from the realization of portfolio investments totaling $667 million. As of September 30, 2009, we had portfolio investments totaling $5.9 billion at fair value, including $4.1 billion in debt investments, $1.6 billion in equity investments and $0.2 billion in Structured Products. Our investments are generally in privately-held, illiquid investments and an active primary or secondary market for the trading of these investments generally does not exist. We are generally repaid our investments upon a change of control event of the portfolio company such as sale or recapitalization of the portfolio company. We currently have several portfolio companies in various stages of the sale process; however, the global liquidity crisis may continue to impact the ability to realize proceeds from our investments in the near future.

Debt Capital

Our debt obligations consisted of the following (in millions):

	September 30, 2009	December 31, 2008
Unsecured revolving credit facility	$1,388	$1,389
Unsecured public debt due October 2012	548	548
Unsecured private debt due September 2009	84	82
Unsecured private debt due August 2010	134	126
Unsecured private debt due February 2011	27	24
Unsecured private debt due September 2011	95	85
Unsecured private debt due October 2020	75	75
ACAS Business Loan Trust 2004-1 asset securitization	174	201
ACAS Business Loan Trust 2005-1 asset securitization	744	798
ACAS Business Loan Trust 2006-1 asset securitization	407	427
ACAS Business Loan Trust 2007-1 asset securitization	337	381
ACAS Business Loan Trust 2007-2 asset securitization	266	292

Total	$4,279	$4,428

The daily weighted average debt balance for the three months ended September 30, 2009 and 2008 was $4,289 million and $4,339 million, respectively. The daily weighted average debt balance for the nine months ended September 30, 2009 and 2008 was $4,343 million and $4,549 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs and the make-whole interest payment accrual, for the three months ended September 30, 2009 and 2008 was 7.9% and 4.6%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2009 and 2008 was 6.0% and 4.7%, respectively. Excluding the make-whole interest payment accrual, the weighted average interest rate on all of our borrowings for the three and nine months ended September 30, 2009 was 5.9% and 5.4%, respectively.

As of September 30, 2009 and December 31, 2008, the aggregate fair value of the above borrowings was $3,743 million and $3,172 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

As a BDC, our asset coverage, as defined in the 1940 Act, must be at least 200% after each issuance of Senior Securities. As of September 30, 2009 and December 31, 2008, our asset coverage was 151% and 171%, respectively. Accordingly, we are generally prohibited from issuing any additional Senior Securities except to refinance existing Senior Securities until our asset coverage exceeds 200%.

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

Unsecured Revolving Credit Facility

As of September 30, 2009 and December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant and certain other covenants for this facility. In addition, as of September 30, 2009, we were not in compliance with the ratio of adjusted EBIT to interest expense covenant for this facility. On March 5, 2009, the lenders under this facility sent a notice of such events of default to us. During the continuance of these events of default, lenders representing a majority of the commitments may declare the outstanding principal and accrued interest to be due and payable immediately. As of the date of this filing, no acceleration actions have been taken by the lenders. Pursuant to the terms of the facility, the applicable spread on any borrowings outstanding under this facility increased by 2.00% as a result of these events of default. Also, due to the events of default, all LIBOR borrowings outstanding were automatically converted into base rate loans from index rate loans. The applicable interest rate for base rate loans is the greater of the prime rate or the federal funds rate plus 0.50%. As a result of rating agency downgrades during the first quarter of 2009, the applicable spread over the applicable base rate increased from 2.25% to 3.75% and the unused commitment fee increased from 0.50% to 0.80% as of March 2, 2009. As of September 30, 2009, the total interest rate on this facility was 9.00% for borrowings denominated in U.S. dollars.

Unsecured Public Debt

As of September 30, 2009 and December 31, 2008, we were not in compliance with the asset coverage covenant for these notes. Under the indenture for the notes, we had a 60-day period to cure the default, which commenced on March 3, 2009, the date that we received notice of the default from certain noteholders. Following the expiration of the 60-day cure period, the default matured into an event of default under the indenture. Pursuant to the terms of the notes, during the continuance of this event of default, the trustee or the holders of at least 25% of the outstanding principal amount of the notes may declare the principal and accrued interest to be due and payable immediately. The holders of more than 50% of the outstanding principal amount of the notes can rescind any acceleration if all late payments are made and any events of default are cured or waived. As of the date of this filing, no acceleration actions have been taken by the noteholders. As a result of rating agency downgrades during the first quarter of 2009, the interest rate on these notes increased by 1.75% effective February 2, 2009 to a total rate of 8.60%. As a result of further rating agency downgrades during the third quarter of 2009, the interest rate on these notes increased by an additional 0.25% effective August 6, 2009 to a total rate of 8.85%. As we are now being charged interest at the interest rate cap of 2.00% over the original stated rate, there will be no further increase to the interest rate as a result of any future rating agency downgrades.

Unsecured Private Debt

As of September 30, 2009 and December 31, 2008, we were not in compliance with certain financial covenants, including the minimum consolidated tangible net worth covenant, the available debt asset coverage ratio covenant and the asset coverage ratio covenant for each series of these notes. In addition, as of September 30, 2009, we were not in compliance with the ratio of consolidated debt to consolidated shareholders’ equity covenant for each series of these notes. On March 5, 2009, the noteholders sent a notice of such events of default to us. Pursuant to the terms of the notes, during the continuance of these events of default, the holders of more than 50% of the outstanding principal amount of each series of the notes can declare that all amounts outstanding under the notes for the respective series are immediately due and payable, at which time a default rate equal to the greater of 2.00% above the stated rate for each series or 2.00% over the prime rate will be applied on all overdue amounts. The holders of more than 50% of the outstanding principal amount of each series of notes could rescind any acceleration of the notes in that series if all late payments are made, any events of default are cured or waived and no judgment or decree has been entered for the payment of any monies due on the notes. On August 28, 2009, the noteholders accelerated the amounts due under the notes and declared that all borrowings outstanding, plus all accrued and unpaid interest and the respective make-whole interest payment for each series, immediately due and payable, causing us to be in default on the payment of all amounts due under these notes. We have entered into forbearance agreements with all of these noteholders, under which the noteholders agreed to forbear from exercising certain rights and remedies with respect to events of default that have occurred under the notes. In consideration for entering into the forbearance agreements, we agreed to pay default interest on all of the notes retroactive to March 30, 2009 and to add to the outstanding principal amounts of certain of the notes a $22 million make-whole interest payment.

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

We have interest rate swap agreements with certain of our derivative counterparties that allow the counterparty to declare an early termination event on its outstanding derivative transactions with us if an event of default on certain or all of our indebtedness in amounts that range from the greater of $5 million to $15 million, if a counterparty has accelerated certain of our indebtedness in an amount greater than $15 million or if our unsecured debt rating falls below BB- as rated by Fitch Ratings, BB-, as rated by Standard & Poor’s Rating Services or Ba3 by Moody’s Investors Services, Inc. As of September 30, 2009, the fair value of our interest rate swap agreements with these early termination event provisions was a liability of $40 million, which is net of a $13 million non-performance risk adjustment based on our credit risk and our counterparty’s credit risk. Our liability in the event the counterparties should elect to terminate their outstanding interest rate swap agreements as a result of these early termination events was $53 million as of September 30, 2009.

Equity Capital

As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without shareholder approval. As of September 30, 2009, our NAV per share was $7.80 per share and our closing market price was $3.23 per share. On February 19, 2009, our shareholders approved a proposal to authorize us to sell shares of our common stock at prices below the NAV per share in one or more offerings subject to certain limitations, including the prior approval of our Board of Directors. The authorization is effective for a twelve month period expiring on February 19, 2010 and the number of shares that may be issued below the NAV per share is limited to (i) the number of shares of our common stock issued to for the acquisition of the ordinary shares of European Capital and (ii) a maximum of an additional 42.8 million shares of common stock, which was 20% of the number of shares outstanding as of the record date for shareholder vote of the proposal, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations. As a result of the shareholder distribution on August 7, 2009, which consisted of $24 million in cash and 67 million shares of common stock, the number of shares of common stock that may be issued below NAV was increased to approximately 55.6 million shares.

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

On June 11, 2009, our Board of Directors declared a special dividend to our shareholders of $1.07 per share that was paid on August 7, 2009. Each shareholder could elect to receive the dividend in either cash or in shares of common stock. Because the aggregate amount of the cash elections exceeded 10% of the aggregate dividend amount, the shareholders electing to receive cash received a prorated cash amount and the remaining portion in shares of common stock. The number of shares of common stock comprising the stock portion was determined based on the volume weighted average price of our stock on The NASDAQ Global Select Market on July 27, July 28 and July 29, 2009. In total, the distribution consisted of $24 million of cash and 67.1 million shares of common stock. Included in the distribution of 67.1 million shares of common stock were 2.9 million shares of common stock distributed to a consolidated trust for our non-qualified deferred compensation plan. The shares of common stock held by the trust are accounted for as treasury stock in the accompanying interim consolidated balance sheets. The exact amount of cash and common stock received by each shareholder depended on the shareholder’s election. The dividend included our remaining 2008 taxable income and a substantial portion of our estimated 2009 taxable income.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of September 30, 2009, loans on non-accrual status for 38 portfolio companies were $912 million, calculated as the cost plus unamortized OID, and had a fair value of $285 million.

As of September 30, 2009 and December 31, 2008, loans on accrual status, past due loans and loans on non-accrual status were as follows (dollars in millions):

	Number of Portfolio Companies	September 30, 2009	Number of Portfolio Companies	December 31, 2008
Current	88	$4,092	110	$5,438

One Month Past Due		7		22
Two Months Past Due		113		—
Three Months Past Due		40		—
Greater than Three Months Past Due		52		28
Loans on Non-accrual Status		912		871

Subtotal	41	1,124	35	921

Total Loans at Face	129	$5,216	145	$6,359

Total Loans at Fair Value	129	$4,117	145	$5,112

Past Due and Non-accural Loans as a Percent of Total Loans		21.5%		14.5%
Non-accrual Loans as a Percent of Total Loans at Fair Value		6.9%		2.9%

The loan balances at face above reflect our cost of the debt, excluding Structured Products, plus unamortized OID. We believe that debt service collection is probable for our loans that are past due.

During the third quarter of 2009, a portfolio company was recapitalized that included exchanging our loans for preferred equity securities that had a cost basis of $6 million and a fair value of $0.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2000 static pool consists of the investments made from the time of our IPO through the year ended December 31, 1999. The following table contains a summary of portfolio statistics as of and for the period ended September 30, 2009:

Portfolio Statistics (1) ($ in millions, unaudited)	Pre-2000	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Pre-2000 - 2009 Aggregate	2004 - 2009 Aggregate
IRR-Realizable Value-All Investments(2)	7.5%	8.0%	18.2%	7.6%	21.2%	13.7%	-0.5%	8.5%	-2.1%	6.0%	—	5.8%	3.2%
IRR-GAAP Fair Value-All Investments(3)	7.5%	8.0%	18.2%	7.4%	21.2%	13.3%	-1.4%	6.8%	-13.2%	-10.2%	—	3.1%	-0.9%
IRR-GAAP Fair Value-Equity Investments Only(3)(4)(5)	2.8%	12.1%	46.9%	11.3%	29.6%	27.2%	-15.9%	14.3%	-18.9%	-18.9%	—	0.7%	-4.4%
IRR-Exited Investments(6)	8.8%	8.0%	20.3%	9.0%	23.5%	21.0%	24.2%	13.5%	-10.3%	-74.9%	—	14.6%	16.7%
Original Investments and Commitments	$780	$285	$376	$961	$1,432	$2,266	$4,559	$5,163	$7,324	$1,014	$—	$24,160	$20,326
Total Exits and Prepayments of Original Investments	$713	$285	$351	$757	$1,083	$1,679	$2,049	$3,065	$2,368	$55	$—	$12,405	$9,216
Total Interest, Dividends and Fees Collected	$303	$105	$148	$319	$385	$581	$916	$876	$800	$152	$—	$4,585	$3,325
Total Net Realized (Loss) Gain on Investments	$(89)	$(39)	$(4)	$(91)	$142	$148	$314	$24	$(259)	$(35)	$—	$111	$192
Current Cost of Investments	$76	$—	$23	$196	$321	$589	$2,257	$1,736	$3,863	$799	$—	$9,860	$9,244
Current Fair Value of Investments	$7	$—	$4	$123	$403	$361	$921	$1,278	$2,228	$568	$—	$5,893	$5,356
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.1%	—	0.1%	2.1%	6.8%	6.1%	15.6%	21.7%	37.8%	9.7%	—	100.0%	90.9%
Net Unrealized Appreciation/(Depreciation)	$(69)	$—	$(19)	$(73)	$82	$(228)	$(1,336)	$(458)	$(1,635)	$(231)	$—	$(3,967)	$(3,888)
Non-Accruing Loans at Face	$17	$—	$15	$33	$—	$151	$48	$302	$323	$23	$—	$912	$847
Non-Accruing Loans at Fair Value	$6	$—	$4	$17	$—	$13	$21	$103	$121	$—	$—	$285	$258
Equity Interest at Fair Value(4)	$—	$—	$—	$—	$180	$63	$331	$409	$486	$112	$—	$1,581	$1,401
Debt to EBITDA(7)(8)(9)	12.1	—	NM	9.3	4.3	6.8	5.1	5.4	7.1	7.0	—	6.3	6.3
Interest Coverage(7)(9)	1.1	—	NM	1.3	2.4	1.9	2.3	2.5	1.8	1.3	—	2.0	2.0
Debt Service Coverage(7)(9)	1.0	—	NM	1.1	2.3	1.5	1.5	2.1	1.5	1.2	—	1.7	1.6
Average Age of Companies(9)	44 yrs	—	40 yrs	46 yrs	40 yrs	43 yrs	31 yrs	29 yrs	30 yrs	25 yrs	—	31 yrs	30 yrs
Diluted Ownership Percentage(4)	60%	—	64%	35%	52%	46%	41%	35%	46%	31%	—	42%	41%
Average Sales(9)(10)	$38	$—	$7	$47	$190	$106	$118	$142	$197	$104	$—	$156	$156
Average EBITDA(9)(11)	$2	$—	$—	$8	$38	$23	$22	$37	$35	$28	$—	$32	$32
Average EBITDA Margin	5.3%	—	—	17.0%	20.0%	21.7%	18.6%	26.1%	17.8%	26.9%	—	20.5%	20.5%
Total Sales(9)(10)	$120	$—	$247	$185	$1,305	$1,308	$2,455	$5,611	$8,582	$1,112	$—	$20,925	$19,068
Total EBITDA(9)(11)	$11	$—	$3	$16	$170	$234	$339	$893	$1,601	$242	$—	$3,509	$3,309
% of Senior Loans(9)(12)	64%	—	9%	63%	61%	44%	48%	41%	60%	28%	—	50%	47%
% of Loans with Lien(9)(12)	100%	—	100%	100%	100%	92%	91%	96%	94%	60%	—	91%	90%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. Investments in interest rate derivative agreements are excluded.
(2)	Assumes investments are exited at realizable value based on anticipated proceeds to be received upon settlement or maturity. For structured product investments, it assumes the anticipated proceeds are received on the scheduled future date.
(3)	Assumes investments are exited at current GAAP fair value.
(4)	Excludes investments in structured products.
(5)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(6)	Includes exited securities of existing portfolio companies.
(7)	These amounts do not include investments in which we own only equity.
(8)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(9)	Excludes investments in structured products, managed funds and American Capital, LLC.
(10)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(11)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(12)	As a percentage of our total debt investments.

FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have greater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value, and a change in estimate could affect our net asset value; (iv) our investments in securities of privately-held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to fund our business; (vii) our ability to retain key management personnel; (viii) a continued economic downturn or recession could further impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we generally cannot sell Senior Securities, except to refinance existing Senior Securities, unless we maintain an asset coverage of at least 200%, which may affect returns to our shareholder; (xii) we may fail to continue to qualify for our pass-through treatment as a RIC, which could have an affect on shareholder return; (xiii) our common stock price may be volatile; (xiv) there could be substantial doubt about our ability to continue as a going concern as a result of defaults under our debt facilities; and (xv) general business and economic conditions and other risk factors described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the third quarter of 2009.

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

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this prospectus, including our interim consolidated financial statements and the related notes thereto before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

If any of the following risks actually occur, our business, financial condition, results of operations or future prospects could be materially adversely affected. If any of that happens, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern as a result of our breach of financial covenants in certain of our borrowing arrangements, which allows those creditors to accelerate the maturity of the debt

During 2008 and in the first three quarters of 2009, the results of our operations were adversely affected by the unprecedented global financial crisis and economic downturn. We incurred a significant net loss and net unrealized depreciation on our portfolio investments and decline in our shareholders’ equity. As a result, we are currently in breach of certain financial covenants under our Revolving Facility and other unsecured debt borrowing arrangements, which had a total of $2.4 billion outstanding as of September 30, 2009. Since we are not in compliance with these covenants, we are unable to make further draws under our Revolving Facility. On August 28, 2009, the holders of our private unsecured notes declared the unpaid principal amount of the notes outstanding, plus all accrued and unpaid interest and the respective make-whole interest amount for each series, immediately due and payable. Although we have not repaid these obligations in full, we have entered into forbearance agreements with all of these noteholders, under which the noteholders have agreed to forbear from exercising certain rights and remedies with respect to the events of default that have occurred under their respective series. The holders of a majority in principal amount of the notes outstanding under each series may terminate the forbearance agreement for the series at any time. In consideration for entering into the forbearance agreements, we have paid all accrued and unpaid interest due on the notes as of September 1, 2009 at the default rate retroactive to March 30, 2009 and agreed to add to the outstanding principal amounts of certain of the notes the respective make-whole interest payment. In addition, the lenders under our Revolving Facility or the holders under our public unsecured notes could accelerate the maturity date for our outstanding obligations. In such event, it is likely that we would not have the liquidity to repay the accelerated debt.

We are currently in discussions with the lenders and the holders of our private and public unsecured notes regarding the restructuring of our borrowing arrangements. We have engaged a financial advisor to assist us with these negotiations. No assurance can be given that we will be successful in restructuring our borrowing arrangements on acceptable terms, if any, or amend such financial covenants in a manner sufficient to adequately reduce the risk of additional defaults in the near future. In connection with any such amendments, our creditors are likely to condition their agreement on increases in the fees and interest rates payable under the borrowing arrangements and may condition their agreement on a conversion to secured arrangements. In the event that we are unable to obtain additional funding or negotiate a successful debt restructuring, the holders of our private unsecured notes may terminate the forbearance agreements and the lenders under our Revolving Facility and the noteholders under our public unsecured notes may also demand immediate repayment of outstanding obligations owed to them. Any such acceleration of the maturity of our obligations may cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements, to terminate and/or to accelerate the maturity of our obligations under other financing and credit instruments and agreements. Should the holders of our private unsecured notes terminate the forbearance agreements and the lenders under our Revolving Facility and the holders under our public unsecured notes and/or other counterparties demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance, raise additional liquidity by selling some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

Our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 were prepared on a “going concern” basis; however, our independent registered public accounting firm concluded in its report dated March 2, 2009 regarding those financial statements, that there is substantial doubt about our ability to continue as a going concern as a result of the conditions noted above.

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

Our ability to continue to rely on such sources or other sources of capital is also affected by legal, structural and other factors. As a BDC, our leverage is limited under the 1940 Act. The 1940 Act permits us to issue Senior Securities so long as our asset coverage ratio, as defined in the 1940 Act, is at least 200% after each issuance of Senior Securities. As of September 30, 2009 our asset coverage ratio was 151%; accordingly, we are generally prohibited from issuing additional Senior Securities, except to refinance existing Senior Securities, until our asset coverage ratio exceeds 200%. We may, in addition, borrow amounts up to 5% of our total assets for temporary purpose as permitted by the 1940 Act. While we or our consolidated affiliates have issued, and intend to continue to issue when market conditions permit, debt investments and other evidences of indebtedness, up to the maximum amount allowed under the 1940 Act, a failure to continue short-term financings, to maintain our capacity under our Revolving Facility, to sell additional term debt notes or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may be unable to renew the capacity under our Revolving Facility or obtain access to additional debt facilities on acceptable terms, especially during the current economic downturn and dislocation in the credit markets. During such times, potential creditors and purchasers of our debt investments may be more restrictive in how they deploy their liquidity and capital. See the description of the term debt notes and the debt facilities under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

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

Because we are subject to regulatory restrictions on the amount of debt we can issue, we are dependent on the issuance of equity as a financing source. We are generally restricted to issuing equity at prices equal to or above our NAV per share at the time of issuance, subject to certain exceptions. One of these exceptions allows the sale of our common stock at a price below NAV per share if the sale is approved by holders of a majority of our outstanding voting securities and by holders of a majority of our outstanding voting securities who are not affiliated persons of us. Our Board of Directors must make certain determinations prior to any such sale. At a special meeting of shareholders in February 2009, we received the requisite approval of our shareholders to sell (i) the number of shares of our common stock necessary to complete the acquisition of the ordinary shares of our portfolio company European Capital that we did not already own, and (ii) a maximum of an additional 42.8 million shares of our common stock, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations, at prices below NAV per share. The authorization expires in February 2010. On March 26, 2009, we issued 11.5 million shares of our common stock with a value of $25 million in connection with our acquisition of shares in European Capital. However, even with such approval, there can be no assurances that we can issue equity when necessary. If additional funds are raised through the issuance of our common stock or debt investments convertible into or exchangeable for our common stock, the percentage ownership of our existing shareholders who do not purchase such securities would decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable than those of our common stock. As a result of the shareholder distribution on August 7, 2009, which consisted of $24 million in cash and 67 million shares of common stock, the number of shares of common stock that may be issued below NAV was increased to approximately 55.6 million shares.

Risks Related to Liquidity and Capital Resources

We are currently in default under the primary unsecured debt arrangements that we use to finance our operations. Certain of our creditors have accelerated our debt and our other creditors may also accelerate the maturity of our borrowings with them

As discussed above, we were in default of certain covenants in our Revolving Facility, including the minimum consolidated tangible net worth covenant, certain covenants in our private unsecured notes, including the minimum consolidated tangible net worth and 200% asset coverage ratio covenants and the 200% asset coverage ratio covenant in our public unsecured notes, each as of September 30, 2009. Defaults under these borrowing arrangements have resulted, among other things, in termination of further funds availability under our

Revolving Facility. On August 28, 2009, the holders of our private unsecured notes declared the unpaid principal amount of the notes outstanding, plus all accrued and unpaid interest and the respective make-whole interest amount for each series, immediately due and payable. Although we have not repaid such obligations in full, we have entered into forbearance agreements with all of these noteholders, under which the noteholders have agreed to forbear from exercising certain rights and remedies with respect to the events of default that have occurred under their respective series. The holders of a majority in principal amount of the notes outstanding under each series may terminate the forbearance agreement for the series at any time. In consideration for entering into the forbearance agreements, we have paid all accrued and unpaid interest due on the notes as of September 1, 2009 at the default rate retroactive to March 30, 2009 and agreed to add to the outstanding principal amounts of certain of the notes the respective make-whole interest payment. We expect to generate cash flow from operations sufficient to service the debt under these borrowing arrangements, including default interest, prior to the stated maturity of the debt if there is not an acceleration of the maturity date. However, we will likely not be able to pay such obligations if our creditors require immediate repayment of all of our debt. We are working with our creditors on a restructuring of these borrowing arrangements to reduce the risk of further defaults in the near term. There is no guarantee that we will be successful in restructuring or refinancing our debt on acceptable terms. If we are unable to negotiate acceptable terms, this could have a material adverse effect on our business, financial condition and results of operations.

Our borrowing arrangements impose certain limitations on us

As of December 31, 2008, we had a secured revolving credit facility and the Revolving Facility. On March 12, 2009, we terminated our secured revolving credit facility. We also have issued senior unsecured notes in both public and private offerings and consolidated trusts affiliated with us have issued term debt investments (“Term Debt Notes”) to institutional investors. Each of these facilities and borrowing arrangements are described below.

Our Revolving Facility is currently a $1.4 billion unsecured revolving line of credit administered by an affiliate of Wachovia Capital Markets, LLC (which will decrease to $1.25 billion on December 31, 2009). The Revolving Facility contains customary default provisions as well as the following default provisions: a cross-default on our debt of $25 million or more, a default if we fail to meet a consolidated minimum net worth requirement of $4.5 billion plus forty percent (40%) of any capital stock issued or debt converted after October 1, 2008, a default triggered by a change of control and a default triggered if we fail to maintain an unsecured debt rating equal to or greater than BB by any one rating agency. Since we are not in compliance with certain covenants under the Revolving Facility, we are unable to make further draws at this time. Otherwise, our ability to make draws under the Revolving Facility expires in March 2011, unless the term of the facility is extended.

We have $550 million of senior unsecured notes that were issued in a public offering. At the time of the issuance, the notes were rated Baa2, BBB and BBB by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. As a result of rating agency downgrades during 2009, the interest rate on these notes increased by 1.75% effective February 2, 2009 to 8.60% and by an additional 0.25% to 8.85% effective August 6, 2009. The indenture contains various covenants, including a covenant that requires us to maintain an asset coverage ratio, as defined in the 1940 Act, of at least 200%, with which we are not in compliance.

We have issued senior unsecured notes to accredited investors in private placement offerings under several note purchase agreements. As of September 30, 2009, we had $415 million outstanding under these privately-placed unsecured senior notes. The note purchase agreements contain various covenants, including covenants that require us to maintain an asset coverage ratio, as defined in the 1940 Act, of at least 200%, a consolidated minimum tangible net worth and a minimum interest coverage ratio. Each note purchase agreement also contains a cross-default provision on our consolidated debt of $15 million or more and a default triggered by a change of control. On August 28, 2009, the holders of our private unsecured notes declared the unpaid principal amount of the notes outstanding, plus all accrued and unpaid interest and the respective make-whole interest amount for each series, immediately due and payable. Although we have not repaid such obligations in full, we have entered into forbearance agreements with all of these noteholders, under which the noteholders have agreed to forbear from exercising certain rights and remedies with respect to the events of default that have occurred under their respective series. The holders of a majority in principal amount of the notes outstanding under each series may terminate the forbearance agreement for the series at any time. In consideration for entering into the forbearance agreements, we have paid all accrued and unpaid interest due on the notes as of September 1, 2009 at the default rate retroactive to March 30, 2009 and agreed to add to the outstanding principal amounts of certain of the notes the respective make-whole interest payment.

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

As a BDC, the 1940 Act generally limits our ability to issue Senior Securities if our asset coverage ratio does not exceed 200% after each issuance of Senior Securities.

As a BDC, the 1940 Act generally limits our ability to issue Senior Securities if our asset coverage ratio does not exceed 200% after each issuance of Senior Securities. Asset coverage ratio is defined in the 1940 Act as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. Such indebtedness may also be incurred for the purpose of effecting share repurchases and refinancing existing Senior Securities. As of September 30, 2009, our asset coverage ratio was 151%. Accordingly, we are generally prohibited from issuing any additional Senior Securities until our asset coverage ratio exceeds 200%, which limits our access to funding to operate our business and may have a material adverse affect on our business operations.

As a BDC, the 1940 Act generally limits our ability to declare cash dividends if our asset coverage ratio is below certain thresholds at the time of the distribution, after deducting the amount of such dividend.

The 1940 Act requires a BDC to make provision to prohibit the declaration of any cash or other dividend (except for distributions of its stock) if it has any public senior debt investments outstanding and its asset coverage ratio is below 200%. As noted above, our asset coverage was 151% as of September 30, 2009. Thus, while our asset coverage ratio is below 200%, we are generally restricted from declaring any cash dividends to satisfy our RIC distribution requirements. The IRS, however, issued a revenue procedure earlier this year, which temporarily allows a RIC to satisfy its federal tax income distribution requirement by paying substantially all of its distribution in stock of the RIC, in place of cash, if, among other things, each shareholder has the right to elect to receive his or her entire distribution in either cash or stock, subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least the 10% cash minimum. We have received guidance from the staff of the SEC that notwithstanding the above restriction under the 1940 Act on a BDC declaring a cash dividend while its asset coverage is less than 200%, we may declare and pay the 10% cash minimum for distributions of investment company taxable income in reliance on the revenue procedure. There is a risk though that future dividends with respect to a taxable year ending on or before December 31, 2009, if any, may be paid in shares of our common stock, subject to the limitations discussed above.

Risks Related to Our Common Stock

There is a risk that you may receive our stock as dividends

Under the 1940 Act, if a BDC has any senior debt investments outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage ratio is below certain thresholds at the time of the distribution after deducting the amount of such dividend. We have received guidance from the staff of the SEC that notwithstanding this provision of the 1940 Act, we are able to declare and pay dividends pursuant to the revenue procedure issued by the IRS on January 7, 2009 under which we may distribute our own stock as a dividend for the purpose of fulfilling our distribution requirements. Pursuant to this revenue procedure, we may treat a distribution of our stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared with respect to a taxable year ending on or before December 31, 2009 and (iii) each shareholder may elect to receive his or her entire distribution in either cash or our stock subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event would any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. In the second quarter of 2009, we declared a dividend of $1.07 per share which was paid on August 7, 2009 in the form of $24 million in cash and approximately 67 million shares of our common stock. Shareholders had the option to receive payment of the dividend in cash or in shares of common stock, provided that the aggregate cash payable to all shareholders was limited to an amount equal to 10% of the aggregate dividend. Future dividends with respect to a taxable year ending on or before December 31, 2009, if any, may be paid in shares of our common stock, subject to the limitations discussed above.

Future financings may be on terms adverse to shareholder interests

In the past we have issued, and in the future we may issue, equity to raise additional capital to fund our operations and to make investments. As noted above, our shareholders approved a proposal at a special meeting in February 2009 temporarily allowing us to sell shares of common stock below NAV per share subject to certain limitations. We issued shares of common stock below NAV in March 2009 in connection with our acquisition of those shares of European Capitol that we did not own. If we issue any additional shares of common stock below our NAV per share, the interests of our existing shareholders may be further diluted.

The following table is designed to illustrate the dilutive effect on NAV per share if we issue additional shares of common stock below NAV. The table below reflects NAV per share diluted for the issuance of 55.6 million shares of common stock, which is the maximum number of shares that may be issued below NAV at hypothetical sales prices of 5%, 10%, 15% and 20% below the September 30, 2009 NAV per share of $7.80.

Assumed sales price per share below NAV(1)	-20%	-15%	-10%	-5%
Diluted NAV per share	$7.55	$7.61	$7.68	$7.74
% Dilution	-3.3%	-2.5%	-1.7%	-0.8%

(1)	The assumed sales price per share is assumed to be net of any applicable underwriting commissions or discounts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

We are currently in default under our unsecured revolving credit facility, our unsecured public debt and our unsecured private debt. As discussed above, we are in payment default under our private unsecured notes, and in covenant default under all of our principal unsecured debt arrangements, as further described in Note 6 to our accompanying interim consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Adjustment to Earnings Release Amounts

The financial information reported under Part I, Item 1 of this Form 10-Q contains an adjustment to the preliminary diluted weighted average shares outstanding for the three months ended September 30, 2009 included in our third quarter earnings release on November 3, 2009, which we also filed as an exhibit to our Form 8-K on the same date. The net impact of the correcting adjustment was to increase diluted weighted average shares outstanding for the three months ended September 30, 2009 by 27 million shares which reduced net operating income per diluted share by $0.01, realized earnings per diluted share by $0.01 and earnings per diluted share by $0.03. The correcting adjustment had no impact on either the weighted average common shares outstanding or the net operating income or earnings per share amounts for any other periods reported. Corrected amounts are reported in the financial information included in this Form 10-Q.

Item 6. Exhibits

(a)	Exhibits

*3.1.	American Capital Strategies, Ltd. Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a. of the Registration Statement on Form N-2 (File No. 333-161421), filed August 19, 2009.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

10.1	Forbearance Agreement, dated September 3, 2009 in relation to the Note Purchase Agreement dated as of September 1, 2004 between American Capital, Ltd. and the Noteholders thereunder.

10.2	Forbearance Agreement, dated September 3, 2009 in relation to the Note Purchase Agreement dated as of August 1, 2005 between American Capital, Ltd. and the Noteholders thereunder.

10.3	Forbearance Agreement, dated September 3, 2009 in relation to the Note Purchase Agreement dated as of September 26, 2005 between American Capital, Ltd. and the Noteholders thereunder.

10.4	Forbearance Agreement, dated September 3, 2009 in relation to the Note Purchase Agreement dated as of February 9, 2006 between American Capital, Ltd. and the Noteholders thereunder.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Senior Vice President, Accounting and Reporting

Date: November 9, 2009

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Forbearance Agreement, dated September 3, 2009 in relation to the Note Purchase Agreement dated as of September 1, 2004 between American Capital, Ltd. and the Noteholders thereunder.

10.2	Forbearance Agreement, dated September 3, 2009 in relation to the Note Purchase Agreement dated as of August 1, 2005 between American Capital, Ltd. and the Noteholders thereunder.

10.3	Forbearance Agreement, dated September 3, 2009 in relation to the Note Purchase Agreement dated as of September 26, 2005 between American Capital, Ltd. and the Noteholders thereunder.

10.4	Forbearance Agreement, dated September 3, 2009 in relation to the Note Purchase Agreement dated as of February 9, 2006 between American Capital, Ltd. and the Noteholders thereunder.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.