Form 10-K/A
period 2009-12-31
AMERICAN CAPITAL, LTD
filed 2010-04-13
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 31, 2010, there were 281,255,866 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

EXPLANATORY NOTE

On March 1, 2010, we filed our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services). In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our chief executive officer and our chief financial officer, filed as exhibits hereto. Because this Form 10–K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

This amendment on Form 10-K/A is not intended to revise any other information presented in the Original Filing, which remains unchanged, has not been updated to reflect events occurring subsequent to the original filing date. This Amendment speaks as of the date of the Original Filing, except for certain certifications, which speak as of their respective dates and the filing date of this Amendment. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”), stockholders elect each of the members of the Board of Directors annually. We believe that all of our directors possess the personal and professional qualifications necessary to serve as a member of our Board of Directors. Our directors have been evaluated by the Compensation and Corporate Governance Committee pursuant to the guidelines described below under “Compensation and Corporate Governance Committee” and the determination was made that each of them fulfills and exceeds the qualities that we look for in members of our Board of Directors. Other than Mr. Wilkus, each of the nominees is independent as defined in the NASDAQ listing standards and is not an “Interested Person” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”).

The information set forth below is as of April 1, 2010, with respect to each of our directors.

Name and Year First Elected Director	Age	Qualifications and Experience
Mary C. Baskin (2000)	59

Ms. Baskin has been Managing Director of the Ansley Consulting Group, a retained executive search firm, since 1999. From 1997 to 1999, Ms. Baskin served as Partner of Quayle Partners, a start-up consulting firm that she helped found. From 1996 to 1997, Ms. Baskin served as Vice President and Senior Relationship Manager for Harris Trust and Savings Bank. From 1990 to 1996, Ms. Baskin served as Director, Real Estate Division and Account Officer, Special Accounts Management Unit, for the Bank of Montreal. The Board has determined that Ms. Baskin is an “audit committee financial expert” (as defined in Item 401 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”)).

Ms. Baskin’s experience in finance, accounting, risk management and executive compensation matters strengthens our Board’s collective qualifications, skills, experience and viewpoints.

Neil M. Hahl (1997)	61

Mr. Hahl is a general business consultant. He was President of The Weitling Group, a business consulting firm, from 1996 to 2001. From 1995 to 1996, Mr. Hahl served as Senior Vice President of the American Financial Group. From 1982 to 1995, Mr. Hahl served as Senior Vice President and Chief Financial Officer and a Director of The Penn Central Corporation. The Board has also determined that Mr. Hahl is an “audit committee financial expert” (as defined in Item 401 of Regulation S-K under the Securities Act).

Mr. Hahl’s public company accounting, finance and risk management expertise, including his extensive experience as a senior executive responsible for the preparation of financial statements , strengthens our Board’s collective qualifications, skills, experience and viewpoints.

Philip R. Harper (1997)	66

Mr. Harper is the retired Chairman of US Investigations Services, Inc. (“USIS”) (k/n/a Altegrity Risk International), a company that provides business intelligence and risk management solutions, security and related services and expert staffing solutions for businesses and federal agencies. He served as Chairman from 1996 to 2007. From 1996 to 2005, he was also the Chief Executive Officer and President of USIS. From 1991 to 1994, Mr. Harper served as President of Wells Fargo Alarm Services. From 1988 to 1991, Mr. Harper served as President of Burns International Security Services—Western Business Unit. Mr. Harper served in the U.S. Army from 1961 to 1982, where he commanded airborne infantry and intelligence units.

Mr. Harper’s extensive senior executive officer and board service and his experience with executive compensation and corporate governance matters strengthen our Board’s collective qualifications, skills, experience and viewpoints.

Name and Year First Elected Director	Age	Qualifications and Experience
John A. Koskinen (2007)	70

Mr. Koskinen has served as the Non-Executive Chairman of Freddie Mac since September 2008 and also served as the interim CEO and the person performing the function of Principal Financial Officer of Freddie Mac for six months during 2009. Prior to that he was President of the United States Soccer Foundation and a member of its Board from 2004 to 2008. He has also been a member of the Board of Directors of AES Corporation since 2004. From 2000 to 2003, Mr. Koskinen served as Deputy Mayor and City Administrator of the District of Columbia. From 1994 to 2000, Mr. Koskinen served in the White House as Deputy Director for Management of the Office of Management and Budget and Assistant to the President and Chair of the President’s Council on Year 2000 Conversion. Prior to his service with the U.S. Government, Mr. Koskinen served as the Vice President and later the President and Chief Executive Officer of The Palmieri Company, a company which restructured large, troubled operating companies. He was also a member of the Board of Trustees of Duke University from 1985 to 1997, serving as Chairman of the Board from 1994 to 1997. The Board has also determined that Mr. Koskinen is an “audit committee financial expert” (as defined in Item 401 of Regulation S-K under the Securities Act).

Mr. Koskinen’s extensive board, government and senior executive experience managing a wide range of companies and divisions engaged in a variety of activities and his finance and risk management expertise strengthen our Board’s collective qualifications, skills, experience and viewpoints.

Stan Lundine (1997)	71

Mr. Lundine is currently retired. From 1995 to 2008 he served as Of Counsel to the law firm of Sotir and Goldman and as Executive Director of the Chautauqua County Health Network, a consortium of four hospitals. He was also President of the Chautauqua Integrated Delivery System, Inc., a for-profit Physician/Hospital organization. From 1987 to 1994, Mr. Lundine served as Lieutenant Governor of New York where he chaired several boards and councils in addition to assisting the Governor on a variety of tasks. From March 1976 until 1987, Lundine was a Member of Congress serving on the Banking Committee and the Committee on Science and Technology. From 1970 until his election to Congress, Lundine was Mayor of Jamestown, NY and executive or board member of various governmental entities and institutions. Mr. Lundine is a Director of John G. Ullman and Associates, Inc. and serves on the Advisory Board of M&T Bank. He also serves on the Board of Directors of Chautauqua Institution and the Robert H. Jackson Center. Previously he was also on the Board of Directors of U.S. Investigations, Inc. and National Forge Co.

Mr. Lundine’s extensive legal, board and government service and his experience with corporate governance and executive compensation matters strengthen our Board’s collective qualifications, skills, experience and viewpoints.

Kenneth D. Peterson, Jr. (2001)	57

Mr. Peterson has been Chief Executive Officer of Columbia Ventures Corporation, a private equity firm holding interests in domestic and international telecommunications specialty chemicals, energy, medical and other industries, since 1988. He is also a member of the Board of Directors of Metro One Telecommunications, Inc., Pac-West Telcom, Inc., Washington Policy Center and One Communications Corp.

Mr. Peterson’s extensive board, senior executive and private equity experience strengthens our Board’s collective qualifications, skills, experience and viewpoints.

Name and Year First Elected Director	Age	Qualifications and Experience
Alvin N. Puryear (1998)	73

Dr. Puryear is a management consultant who specializes in advising businesses with high-growth potential. From 1970 to 2007, Dr. Puryear was on the faculty of Baruch College of the City University of New York where he was the Lawrence N. Field Professor of Entrepreneurship and Professor of Management. Prior to 1970, Dr. Puryear held executive positions in finance and information technology with the Mobil Corporation and Allied Chemical Corporation, respectively. He is also a member of the Board of Directors of the Bank of Tokyo-Mitsubishi UFG Trust Company and American Capital Agency Corp. In the past five years Dr. Puryear has also served as a director of Green Point Financial Corp., Green Point Bank, North Fork Bancorporation and North Fork Bank.

Dr. Puryear’s extensive academic and board service and his experience in finance, corporate governance and executive compensation matters strengthen our Board’s collective qualifications, skills, experience and viewpoints.

Malon Wilkus* (1986)	58

Mr. Wilkus founded American Capital in 1986 and has served as our Chief Executive Officer and Chairman of the Board of Directors since that time, except for the period from 1997 to 1998 during which he served as Chief Executive Officer and Vice Chairman of the Board of Directors. He has also served as our President from 2001 to 2008 and from 1986 to 1999. In addition, Mr. Wilkus is the President of American Capital, LLC, our fund management portfolio company. He is also Chief Executive Officer, President and Chairman of the Board of Directors of American Capital Agency Corp.

Mr. Wilkus’ extensive board and senior executive experience investing in and managing private and public investment vehicles and his financial expertise and deep knowledge of our business as our founder and Chief Executive Officer strengthen our Board’s collective qualifications, skills, experience and viewpoints.

*	Director who is an “Interested Person” as defined in Section 2(a)(19) of the 1940 Act. Mr. Wilkus is an Interested Person because he is our employee and officer.

EXECUTIVE OFFICERS

Set forth below is certain information about each executive officer as of April 1, 2010.

Name	Age	Information about Executive Officers
Malon Wilkus	58	Chief Executive Officer (“CEO”) and Chairman of the Board of Directors. Further information about Mr. Wilkus may be found on page 5 of this report.

John R. Erickson	50

Mr. Erickson has served as the President, Structured Finance since 2008 and as our Chief Financial Officer (“CFO”) since 1998. He also served as our Secretary from 1999 to 2005 and an Executive Vice President from 2001 to 2008. From 1998 to 2001, Mr. Erickson was a Vice President. From 1996 to 1998, he served as President of Storage USA Franchise Corp., a subsidiary of Storage USA, Inc.

Samuel A. Flax	53

Mr. Flax has served as an Executive Vice President and our General Counsel (“GC”), Chief Compliance Officer and Secretary since 2005. From 1990 to 2005, he was a partner in the Washington, D.C. law firm of Arnold & Porter LLP, where he served as our principal external counsel. Mr. Flax also served as Of Counsel to Arnold & Porter LLP in 2005.

Gordon J. O’Brien	44

Mr. O’Brien has served as the President, Specialty Finance and Operations since 2008. From 2001 to 2008 he served as a Senior Vice President and Managing Director. Prior to his election as a Senior Vice President, he served as a Vice President in 2001. From 1998 to 2001, he was a Principal. Mr. O’Brien was a Vice President at Pennington Partners & Company, a private equity fund from 1995 to 1998.

Ira J. Wagner	57

Mr. Wagner has served as the President, European Private Finance since 2008. He previously served as our Chief Operating Officer from 2001 to 2008 and as a Senior Vice President in 2001, prior to becoming an Executive Vice President from 2001 to 2008. He has been an employee since 1997 and has also held the positions of Principal and Senior Investment Officer. From 1993 to 1997, Mr. Wagner was a self-employed consultant and financial advisor.

Brian S. Graff	44

Mr. Graff has served as a Senior Vice President since 2004 and as a Senior Managing Director since 2008. From 2005 to 2008 he served as a Regional Managing Director and from 2004 to 2005 he served as a Managing Director. Mr. Graff also served as a Vice President and Principal from 2001 to 2004. From 2000 to 2001, he was a Principal of Odyssey Investments Partners, a private equity fund.

Name	Age	Information about Executive Officers
Darin R. Winn	45

Mr. Winn has served as a Senior Vice President since 2002 and as a Senior Managing Director since 2008. From 2005 to 2008 he served as a Regional Managing Director and from 2002 to 2005 he served as a Managing Director. Mr. Winn also served as a Vice President from 2001 to 2002. From 1998 to 2001, he was a Principal. Prior to joining the Company, he worked at Stratford Equity Partners, a mezzanine and equity fund, from 1995 to 1998.

Roland H. Cline	62	Mr. Cline has served as a Senior Vice President and Managing Director since 2001. From 1998 to 2001, he was a Vice President.

CORPORATE GOVERNANCE

Board Leadership Structure

Our Board is currently comprised of seven independent directors and one employee director, Mr. Wilkus. Mr. Wilkus has served as our Chairman and Chief Executive Officer since he founded the company in 1986, except for the period from 1997 to 1998, during which he served as Chief Executive Officer and Vice Chairman of the Board of Directors. We believe that combining the positions of Chairman and Chief Executive Officer is the best corporate governance leadership structure for the company because it permits clear accountability, effective decision-making and alignment on corporate strategy. We also believe that this structure is particularly appropriate and beneficial to us because it most effectively utilizes Mr. Wilkus’ broad experience and knowledge regarding the company, including by allowing him to set the agendas and priorities of the Board and lead discussions on our business and strategy.

Although we believe that it is more effective for us to combine the positions of Chairman and Chief Executive Officer, we recognize the importance of strong independent leadership on the Board. We believe that our Board’s independent oversight continues to be substantial. Our Board of Directors has determined that all of the current directors, except Mr. Wilkus, are “independent” as defined in The NASDAQ Stock Market listing standards (the “NASDAQ listing standards”). Similarly, only Mr. Wilkus is an “Interested Person” of American Capital under the 1940 Act. In addition, each of our Board’s Audit and Compliance Committee and Compensation and Corporate Governance Committee is composed entirely of independent directors. These independent committees of our Board also have the authority under their respective charters to hire independent advisors and consultants, at our expense, to assist them in performing their duties. Further, it is our Board’s policy as a matter of good corporate governance to have a majority of our independent directors annually elect a “lead independent director” to preside over regular meetings of the independent directors, without management or employee directors present, to facilitate the Board’s effective independent oversight of management.

Meetings of Disinterested Directors. Members of the Board of Directors who are not “Interested Persons” as defined in the 1940 Act have decided to hold quarterly meetings without persons who are members of management present. Each year, these directors designate a director who is “independent,” as defined in Rule 4200(a)(15) of the NASDAQ listing standards, to serve as the “lead independent director” and preside at these meetings. Presently, our disinterested directors meet quarterly and may hold additional meetings at the request of the lead independent director or another disinterested director. The designation of a lead independent director is for a one-year term and a lead independent director may not succeed himself or herself in that position. If the lead independent director is unavailable for a meeting, his or her immediate predecessor will serve as lead independent director for such meeting. At a meeting on February 11, 2010, Ms. Baskin was designated as the lead director for 2010.

Committees of the Board

The Board of Directors holds regular monthly meetings and meets on other occasions when required by circumstances. Certain directors also serve on the Board of Directors’ principal standing committees. Such committees, their primary functions and memberships are described below.

Executive Committee. This committee has the authority to exercise all powers of the Board of Directors except for actions that must be taken by the full Board of Directors under the Delaware General Corporation Law or the 1940 Act. Members of the Executive Committee are Messrs. Harper and Wilkus and Dr. Puryear.

Audit and Compliance Committee. This committee makes recommendations to the Board of Directors with respect to the engagement of independent auditors and questions our management and independent auditors on the application of accounting and reporting standards in our financial statements. Its purpose and responsibilities are more fully set forth in the committee’s charter which was adopted by the Board of Directors and is available in the Investor Relations section of our web site at www.AmericanCapital.com. The charter was adopted by the Board of Directors on February 24, 2005, and amended on February 21, 2008, following a review by this committee. This committee’s meetings include, whenever appropriate, executive sessions with our independent auditors, without the presence of management. The Audit and Compliance Committee reviews and provides a recommendation to the Board of Directors with regard to its approval of the valuations of portfolio companies presented by management. In such review, the committee discusses the proposed valuations with our independent auditors and any other relevant consultants. It also has the responsibility for reviewing matters regarding accounting, ethics, legal and regulatory compliance and for engaging, evaluating and terminating any internal audit service providers and approving fees to be paid to such internal audit service providers. The Audit and Compliance Committee annually reviews the experience and qualifications of the senior members of the independent external audit function and the internal audit function and the quality control procedures of the independent external auditors and the internal auditors. In addition, the Audit and Compliance Committee discusses with the independent auditors, internal auditors and any internal audit service providers (as may be engaged from time to time) the overall scope, plans and budget for their respective audits, including the adequacy of staffing and other factors that may affect the effectiveness and timeliness of such audits. The Audit and Compliance Committee is currently composed of Ms. Baskin and Messrs. Hahl and Koskinen. Mr. Hahl serves as Chairman. Each member of this committee is independent, as defined in Rule 4200(a)(15) of the NASDAQ listing standards. The Board of Directors has determined that each of Ms. Baskin and Messrs. Hahl and Koskinen is an “audit committee financial expert” (as defined in Item 401 of Regulation S-K under the Securities Act).

Compensation and Corporate Governance Committee. This committee has the responsibility for setting the terms of employment of our Chief Executive Officer and reviewing and approving the salaries, incentive payments and other compensation and benefits of the other executive officers, reviewing and advising management regarding benefits and other terms and conditions of compensation of the our other employees, and administering our employee stock option plans. Although the committee consults with senior management to establish our general compensation philosophy, they have the sole authority to set the compensation of our executive officers. It also has responsibility for recommending and considering corporate governance practices and policies and monitoring our litigation docket. Its purpose and responsibilities are more fully set forth in the committee’s charter, which was adopted by the Board and is available in the Investor Relations section of our web site at www.AmericanCapital.com. The charter was adopted by the Board of Directors on February 24, 2005, and amended on March 8, 2007, and February 21, 2008, following a review by this committee. Members of this committee are Messrs. Harper and Lundine and Dr. Puryear. Mr. Harper serves as Chairman. Each member of this committee is independent, as defined in Rule 4200(a)(15) of the NASDAQ listing standards.

The Compensation and Corporate Governance Committee also serves as the Board of Directors’ standing nominating committee. Nominations for election to the Board of Directors may be made by the Board of Directors, or by any stockholder entitled to vote for the election of directors. Candidates proposed by stockholders will be evaluated by the Compensation and Corporate Governance Committee under the same criteria that are applied to other candidates.

Although there is not a formal list of qualifications, in discharging its responsibilities to nominate candidates for election to the Board of Directors, the Compensation and Corporate Governance Committee endeavors to identify, recruit and nominate candidates based on the following eligibility and experience criteria: a candidate’s ability to best represent the interests of our stockholders, integrity and business ethics, strength of character, judgment, experience and independence, as well as factors relating to the composition of the Board of Directors, including its size and structure, the relative strengths and experience of current directors and principles of diversity, including diversity of experience, personal and professional backgrounds, race, gender and age. Although the committee does not have formal objective criteria for determining the amount of diversity needed on the Board of Directors, it is one of the factors the committee considers in its evaluation. In nominating candidates to fill vacancies created by the expiration of the term of a member of the Board of Directors, the committee determines whether the incumbent director is willing to stand for re-election. If so, the committee evaluates his or her performance in office to determine suitability for continued service, taking into consideration the value of continuity and familiarity with our business.

The committee schedules regular meetings to coincide with the quarterly in-person meetings of the Board of Directors and also meets at the request of senior management or at such other times as it determines. Our Secretary in consultation with the Chairman of the committee sets agendas for the meetings.

Meetings. Under our Bylaws and Delaware law, the Board of Directors is permitted to take actions at regular or special meetings and by written consent. The Board of Directors held 28 meetings and acted one time by written consent during 2009. The Compensation and Corporate Governance Committee held 13 meetings during 2009 and the Audit and Compliance Committee held 11 meetings during 2009. The Executive Committee did not meet in 2009. Each of the directors attended at least 86% of the meetings of the Board of Directors and the committees on which he or she served. Although we do not have a policy on director attendance at the Annual Meeting, directors are encouraged to attend the Annual Meeting. At the 2009 Annual Meeting, all eight directors attended in person.

Risk Oversight

One of the roles of our Board of Directors is being responsible for the general oversight of the company, including the performance of senior management and the company’s risk management processes, to assure that the long-term interests of our shareholders are being served. In performing its risk oversight function, the Board and its standing committees regularly review our material strategic, operational, financial, compensation and compliance risks with senior management. The Board also annually reviews the company’s strategic plan, which addresses, among other things, the risks and opportunities facing us. The Board has delegated certain risk management oversight responsibility to its Board committees. Our Audit and Compliance Committee assists the Board in fulfilling its oversight responsibilities for our accounting and financial reporting processes and the audits of our financial statements, including, without limitation, by monitoring:

•	the integrity of our financial statements and internal controls over financial reporting;

•	the qualifications, independence and performance of our independent auditor;

•	the performance of our internal audit function; and

•	our compliance with legal and regulatory requirements.

The Audit and Compliance Committee also is responsible for reviewing and discussing with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our policies and practices with respect to risk assessment and risk management. The Audit and Compliance Committee receives regular reports from management on the status of the Company’s internal controls over financial reporting and ensures that appropriate steps are being taken to mitigate any risk.

The Compensation and Corporate Governance Committee of our Board also considers and addresses risk as it relates to compensation and benefit decisions as well as corporate governance and litigation matters during the performance of their specific committee responsibilities. The Compensation and Corporate Governance Committee and the Audit and Compliance Committee routinely report their findings to the full Board at the next regularly scheduled Board meeting following their committee meetings and when appropriate.

CODE OF ETHICS AND CONDUCT

We have adopted the Code of Ethics, which requires our directors and employees (including our Chief Executive Officer, Chief Financial Officer and principal accounting officer) to abide by high standards of business conduct and ethics. The Code of Ethics is available in the Investor Relations section of our web site at www.AmericanCapital.com. We intend to post amendments to or waivers from the Code of Ethics (to the extent applicable to our Chief Executive Officer, Chief Financial Officer and principal accounting officer) at that location on its web site. The Code of Ethics was amended by the Board of Directors on July 26, 2007.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, The NASDAQ Global Select Market and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during fiscal 2009 all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied, except that two Form 4 reports reflecting the sale of stock pursuant to the Performance Incentive Plan for Messrs. Wagner and Graff were filed four days late because we did not receive notification from the plan administrator in a timely manner of such sales.

Item 11. Executive Compensation

DIRECTOR COMPENSATION AND STOCK OWNERSHIP GUIDELINES

The elements of compensation for our non-employee directors include a retainer, fees for attending meetings and, if applicable, for serving on the boards of directors of our portfolio companies, stock options and compensation under our disinterested director retention plan. The retainer and fee rates noted below for 2009 did not increase from 2008. The 2010 rates were also set at the same level.

For 2009, non-employee directors were paid a retainer for service on the Board of Directors at the rate of $100,000 per year, with the lead director and members chairing a committee receiving an additional retainer at the rate of $10,000 per year. In addition, non-employee directors received a fee of $3,000 for attending Board or committee meetings and certain other meetings, with approval of the Chairman of our Board of Directors. Non-employee directors received a fee from us for each American Capital portfolio company board of directors on which they served, in lieu of any payment by the portfolio company. For such companies that are not public, that fee is set at the rate of $30,000 per year. For such companies that are public that fee is based on the fee payable by the company to its other directors. Directors are reimbursed for travel, lodging and other out-of-pocket expenses incurred in connection with the Board of Directors and committee meetings. Directors who are our employees do not receive additional compensation for service as a member of the Board of Directors.

The following table sets forth the compensation received by each non-employee director during 2009:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mary C. Baskin (2000)	325,000	—	88,605	—	—	—	413,605
Neil M. Hahl (1997)	347,000	—	88,605	—	—	—	435,605
Philip R. Harper (1997)	308,000	—	88,605	—	—	—	396,605
John A. Koskinen (2007)	256,000	—	88,605	—	—	—	344,605
Stan Lundine (1997)	244,000	—	88,605	—	—	—	332,605
Kenneth D. Peterson, Jr. (2001)	187,000	—	88,605	—	—	—	275,605
Alvin N. Puryear (1998)	392,000	—	88,605	—	—	—	480,605

(1)

The column “Fees Earned or Paid in Cash” includes the following payments by us to directors in 2009 for serving on certain boards of directors of our portfolio companies in the following amounts: Ms. Baskin—$30,000 for Core Business Credit, LLC and $30,000 for eLynx Holdings, Inc.; Mr. Hahl— $30,000 for WIS Holdings Company Inc. and $30,000 for The Meadows of Wickenburg, L.P.; Mr. Harper—$30,000 for SMG Holdings Inc.; Dr. Puryear—$30,000 for each of CIBT Travel Solutions, Inc. and Financial Asset Management Systems, Inc., and $61,000 for American Capital Agency Corp.

(2)

Amounts under the column “Option Awards” represent the fair value of stock option awards granted in 2009 based on the fair value per share that we recognize for financial statement reporting purposes in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) using certain assumptions that we explain under the heading “Stock Based Compensation” in Item 7 of Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009. On December 31, 2009, Ms. Baskin, Messrs. Hahl, Harper, Lundine, Peterson, Koskinen and Dr. Puryear had the following aggregate option awards outstanding: 223,750; 208,750; 208,750; 208,750; 183,750; 203,750; and 208,750, respectively.

We have established a series of option plans for our non-employee directors, each of which must be approved by the Securities and Exchange Commission (the “SEC”) under the 1940 Act to become effective. The first was the 1997 Disinterested Director Stock Option Plan, which was approved by the SEC on May 14, 1999, and which provided for the issuance to participants of options to purchase an aggregate of 150,000 shares of our common stock. Messrs. Hahl, Harper and Lundine and Dr. Puryear each received automatic grants of options to purchase 15,000 shares of our common stock when the plan was approved by the SEC. In addition, as of May 15, 2000, Messrs. Hahl, Harper and Lundine and Dr. Puryear each received grants of options to purchase an additional 5,000 shares of our common stock. Ms. Baskin and Mr. Peterson were granted options to purchase 15,000 shares of our common stock each on June 15, 2000 and January 23, 2001, respectively, and Mr. Koskinen was granted options to purchase 20,000 shares of our common stock on February 2, 2007. All such options have vested and are fully exercisable. All unexercised options expire ten years from the date of grant except that the initial grants to Messrs. Hahl, Harper and Lundine expired on November 6, 2007, and Dr. Puryear’s initial grant expired on September 15, 2008.

The second plan was the 2000 Disinterested Director Stock Option Plan, which provides for the issuance of options to purchase up to 150,000 shares of our common stock, and which became effective on February 28, 2006, when the SEC issued an order authorizing the plan. Ms. Baskin, Messrs. Hahl, Harper, Lundine and Peterson, and Dr. Puryear, who were our directors on the date of the order, each received an automatic grant of options to purchase 25,000 shares of our common stock. All such options have now vested. These options expire on October 30, 2013.

The third plan was the 2006 Stock Option Plan, which provides for the issuance to non-employee directors of options to purchase up to 320,000 shares of our common stock, and which became effective on February 16, 2007, when the SEC issued an order authorizing the plan. Each of the non-employee directors received an automatic grant of options to purchase 40,000 shares of our common stock on February 16, 2007. All such options have now vested. These options expire on May 11, 2016, except for Mr. Koskinen’s options, which will expire on February 1, 2017.

The fourth plan was the 2007 Stock Option Plan, which provides for the issuance of options to purchase up to 400,000 shares of our common stock, and which became effective on October 24, 2007, when the SEC issued an order authorizing the plan. Each of the non-employee directors received an automatic grant of options to purchase 50,000 shares of our common stock. All such options will vest over the first three anniversaries of May 4, 2007, and expire on May 4, 2017. Vesting of these options will be automatically accelerated upon the occurrence of death or disability of the director.

The fifth plan was the 2008 Stock Option Plan, which provides for the issuance of options to purchase up to 750,000 shares of our common stock, and which became effective on September 30, 2009, when the SEC issued an order authorizing the plan. Each of the non-employee directors received an automatic grant of options to purchase 93,750 shares of our common stock. All such options will vest over the first three anniversaries of May 19, 2008, and expire on May 19, 2018. Vesting of these options will be automatically accelerated upon the occurrence of death or disability of the director.

The sixth plan was the 2009 Stock Option Plan, which provides for the issuance of options to purchase up to 750,000 shares of our common stock. We have filed an application for such an order with the SEC but have not yet received an order. No options will be issued to non-employee directors under the 2009 Stock Option Plan until the SEC issues such an order (an “SEC Approval Order”). The 2009 Stock Option Plan is designed such that all grants to non-employee directors will be automatic and nondiscretionary. Each person who was a non-employee director during the entire period from June 11, 2009, to the date of the SEC Approval Order, will automatically be granted an option to purchase 93,750 shares of our common stock on the date of the SEC Approval Order. Such an option will be deemed to vest over a three-year period commencing on June 11, 2009. Each person who becomes a non-employee director after June 11, 2009, will (assuming that there are a sufficient number of shares available for issuance under the 2009 Stock Option Plan) automatically be granted an option to purchase 93,750 shares of our common stock as of the later of the date of the SEC Approval Order and the date the person becomes a non-employee director. Such an option will be deemed to vest over a three-year period commencing on the date the person becomes a non-employee director, or, if the date of the SEC Approval Order is after any such anniversary, the options that would have vested on any such anniversary date shall vest on the date of the SEC Approval Order. Vested options may be exercised no later than June 11, 2019 (or the ten-year anniversary of the date the person becomes a non-employee director if the person becomes a non-employee director after June 11, 2009), or, if later, the three-year anniversary of the date of the SEC Approval Order.

On July 27, 2006, the Board of Directors approved the American Capital Strategies, Ltd. Disinterested Director Retention Plan (the “Retention Plan”) for the purposes of attracting and retaining non-employee directors of outstanding competence. All of our directors who are not “interested” and have completed at least one year of service on the Board of Directors are eligible to participate in the Retention Plan. The Retention Plan is a nonqualified deferred compensation plan, which provides a lump sum payment in cash shortly following a director’s termination of service. However, no payment is made if there is a unanimous vote not to make the payment by the remaining directors.

On December 11, 2008, the Board of Directors amended the Retention Plan to suspend further accruals, and set the benefit that would be paid under the Retention Plan as each director’s number of full and fractional years of service as of December 11, 2008, multiplied by the current $100,000 director retainer. The suspension of further accruals resulted in $700,000 of savings to us in 2009. The participants individually do not have access to or control of the payment until separation from the Board of Directors although the Board of Directors has the authority to make further amendments to the Retention Plan. Each director has fully vested in his or her account.

Stock Ownership Guidelines

Our Board of Directors believes that directors more effectively represent the best interests of the company if they are stockholders themselves. Thus, non-employee directors are encouraged to own shares of our common stock equal in value to the lesser of two times the annual cash Board retainer (which was $100,000 for 2009) or 5,000 shares within five years of joining the Board (of which 1,000 shares should be owned within the first year of joining the Board). The minimum number of shares to be held by the directors will be calculated on the first trading day of each calendar year based on their fair market value. In the event the cash retainer increases, the directors will have five years from the time of the increase to acquire any additional shares needed to meet these guidelines.

COMPENSATION DISCUSSION AND ANALYSIS

The following is a discussion of certain aspects of our compensation program and practices as they relate to our principal executive officer, our principal financial officer and our three other most highly-paid executive officers for 2009, whom we refer to below collectively as our “named executive officers,” or “NEOs.” We also refer to our CEO, Presidents, CFO and GC as our “senior management.”

Executive Compensation Philosophy and Objectives in the Current Economic Environment

There have been material developments in the financial markets worldwide over the past two years, which have led to a recession in the U.S. and other countries. We have been adversely affected by these developments, as has virtually every financial institution in the world. We believe that our ability to weather these challenging economic times and continue our success as a leading private equity firm and alternative asset manager depends on our ability to motivate and retain outstanding executive officers through the use of both current and long-term incentive compensation programs, which are competitive in a global market. We also believe that as a public company, elements of our executive compensation program should be designed to align employee interests with those of the stockholders and to reward performance above established goals, which is why we implemented our long-term incentive compensation programs. We establish compensation levels for our named executive officers based on current competitive market conditions and individual and company performance, each in the context of the economic climate, the relative values of different compensation programs and the widespread concern over executive pay. Our executive compensation programs and related data are reviewed throughout the year and on an annual basis by the Compensation and Corporate Governance Committee (the “Compensation Committee”) to determine if our executive officers are meeting their stated objectives and the programs are providing their intended results.

Decision-Making Process; Role of Executive Officers

The Compensation Committee performs an extensive review of each element of compensation of our executive officers at least once a year and makes a final determination regarding any adjustments to current compensation structure and levels after considering a number of factors. The Compensation Committee generally takes into account the scope of an officer’s responsibilities, performance and experience and balances these factors with competitive compensation levels, our performance and current market conditions. During the annual review process, the Compensation Committee reviews our full-year financial results against financial performance in prior periods with members of senior management and considers research conducted by our senior vice president – human resources (“SVP HR”) and her staff on compensation structure and levels at similar firms (“Industry Data”). Even during this turbulent financial crisis, we believe that we compete with private and public management companies of private equity, mezzanine, hedge funds and other types of funds to retain our executive talent. The Compensation Committee also considers recommendations made by our CEO and SVP HR and compensation consultants, if any, with regard to compensation for each of the other NEOs, based on the Industry Data, the performance of each executive officer and our performance over the past year.

Compensation Consultants

Under its charter, the Compensation Committee has the authority to select, retain and terminate compensation consultants. In 2009, the Compensation Committee did not retain any compensation consultants.

Elements of Compensation

We pay our named executive officers a combination of base salary, cash incentive payments and long-term incentive compensation, in addition to providing health, retirement and other benefits. In addition, we have entered into employment agreements with each of the NEOs. In accordance with applicable law and the Compensation Committee’s charter, the Compensation Committee is required to approve any changes in the compensation of our executive officers. We have not adopted any formal policies or guidelines for allocating compensation between long-term compensation and regularly-paid income or between cash and non-cash compensation. We strive to achieve an appropriate mix between equity incentive awards and cash compensation in order to meet our objectives, as set forth above. For our NEOs, annual salary constituted 20.1% to 28.3% of total compensation, cash incentive payments under our Performance Incentive Plan for each quarter constituted 34.6% to 40.3% of total compensation and long-term incentive compensation constituted the remaining 36.9% to 39.6% of total compensation in 2009. Thus, we believe that our NEOs remain closely aligned with our stockholders during this economic crisis. Each element of compensation is discussed briefly below.

Base Salary

Base salary is one component of each named executive officer’s cash compensation. We establish base salary after considering a variety of factors, including the current economic conditions and competitive market for executive officers, the scope of each officer’s responsibilities, the performance of the executive officer and our performance and if requested, recommendations from a retained compensation consultant. Base salaries are used to attract, motivate and retain outstanding employees.

Base salaries for our executive officers are reviewed annually by the Compensation Committee and at the time of a promotion or other change in responsibility of an executive officer and may be adjusted after considering the above factors. Each named executive officer’s employment agreement sets a minimum base salary, as described below under “Employment Agreements.” While the Compensation Committee believes that the named executive officers performed well in 2009 in an extraordinarily tough business environment, they determined not to increase the salaries of the NEOs for 2010, which have not been increased since 2007, except for Mr. O’Brien. The current base salaries for the NEOs are $1,495,000 for Mr. Wilkus, $1,085,000 for Mr. Erickson, and $1,020,000 for each of Messrs. Flax, O’Brien and Wagner.

Short-Term Incentive Payments

Each named executive officer is entitled to participate in a performance-based target incentive payment program under which he may receive a cash incentive payment based on a target amount. The target amount for each NEO is generally determined by the Compensation Committee each year prior to or shortly after the beginning of the year. The Compensation Committee then makes a quarterly determination regarding the amount, if any, of the target incentive payment that should be paid to each named executive officer for that quarter. Typically, only a portion of the incentive payment, if any, will be paid after the end of each of the first three quarters of the year and the majority of the incentive payment is considered for payment after the year has concluded and the Compensation Committee has reviewed our performance and the NEO’s performance for the entire year. Payment of the quarterly and year-end target incentive payments in 2009 was contingent on our achievement of certain performance goals set by the Committee and intended to qualify under Section 162(m) of the Code (the “Section 162(m) Criteria”). For 2010, we have again established Section 162(m) Criteria each quarter, as well as the full year. The portion of each executive officer’s target incentive payment that is contingent on achievement of Section 162(m) Criteria is paid as part of our Performance Incentive Plan and is described further below.

The quarterly payout of a target incentive payment, if any, is intended to motivate our NEOs throughout the year and to match rewards with actual performance when value is added, with a larger amount typically paid at the end of the year. After the conclusion of each year, the Compensation Committee meets to review each executive officer’s performance and our overall performance for the year, including the achievement of the Section 162(m) Criteria, as discussed below.

Each named executive officer’s employment agreement sets a minimum target incentive payment amount, which is described below. Any amount above the minimum target incentive payment amount set forth in each employment agreement is at the discretion of the Compensation Committee. For 2010, the Compensation Committee determined not to increase the target incentive payment amount of the NEOs from the following amounts set for 2009, which was also the same as for 2008: Mr. Wilkus at $6,000,000, Mr. Erickson at $3,000,000, and $2,500,000 for each of Messrs. Flax, O’Brien and Wagner. The NEOs were awarded half of their target incentive payment amount under the Performance Incentive Plan for 2009 under the retention agreements described below. After considering market data, the Compensation Committee concluded that the 2010 target incentive payment amounts were consistent with market practices and sufficient to meet our objectives as described above. As discussed further below, we entered in agreements with each of the NEOs under which we guaranteed, under certain circumstances, that each NEO will receive at least a portion of the 2009 target incentive payment amount

Long-Term Incentive Compensation Plans

Each NEO participates in long-term incentive compensation plans as do virtually all of our employees. The Compensation Committee and our Board of Directors believe that stock-based incentive compensation is necessary to help attract, motivate and retain outstanding officers, employees and directors and to align further their interests with those of our stockholders. As discussed above, long-term incentive compensation comprised 36.9% to 39.6% of the NEOs’ total compensation for 2009, which we believe helps to ensure that our NEOs are focused on rebuilding stockholder value during this unprecedented economic period.

Stock-based compensation advances the interests of our company, but as a business development company we are restricted under the 1940 Act in the forms of incentive compensation that we can provide to our employees. For instance, we cannot compensate employees with stock appreciation rights. However, we compete with numerous private equity, mezzanine and hedge funds for our investment professionals. Such funds commonly pay to their partners and employees 20% of the profits (including capital gains), or carried interest, of each newly-raised fund under management. We have established three long-term equity based incentive plans based on these considerations.

Employee Stock Ownership and 401(k) Plans

We have established the American Capital, Ltd. Employee Stock Ownership Plan (the “ESOP”) as an “employee stock ownership plan” within the meaning of Section 4975(e)(7) of the Code, and the American Capital, Ltd. 401(k) Plan (the “401(k) Plan”) with a cash or deferred arrangement intended to qualify under Section 401(k) of the Code. We maintain the ESOP and 401(k) Plan for the benefit of our employees to enable them to share in our growth and supplement their personal savings and social security. The ESOP provided that for plan years prior to January 1, 2010, participants would receive allocations of our common stock at least equal to 3% of their annual compensation, up to certain statutory maximums. We will not be making a contribution to the ESOP for the 2010 plan year. The 401(k) Plan allows participants to make elective deferrals of a portion of their income as contribution to a Section 401(k) profit sharing plan. Beginning with the 2010 plan year, the 401(k) Plan provides that we may make discretionary matching contributions to the 401(k) Plan. We have determined that for 2010 we will match 100% of an employee’s 401(k) contributions, up to the first 3% of his or her compensation, subject to statutory maximums. The statutory maximum matching contribution for 2010 is $7,350. The NEOs participate in the ESOP and 401(k) Plan on the same basis as all of our other employees.

Employee Stock Option Plans

Under conditions specified in the 1940 Act, business development companies are permitted to issue stock options to their employees. Stock options are a key element of our named executive officers’ compensation. We currently maintain the Existing Option Plans, which provide for the grant of incentive stock options and nonqualified stock options. All of our employees are eligible to participate in our Existing Option Plans. For 2009, the Compensation Committee awarded stock options to the NEOs in the following amounts: Mr. Wilkus, 1,309,416, Mr. Erickson, 740,110, Mr. Flax, 626,241, Mr. O’Brien, 626,241 and Mr. Wagner, 626,241.

We established the Existing Option Plans for the purpose of attracting and retaining executive officers and other key employees, and with respect to the 2006 Stock Option Plan, the 2007 Stock Option Plan, the 2008 Stock Option Plan, and the 2009 Stock Option Plan, non-employee directors. The Compensation Committee administers the Existing Option Plans. Each of the Existing Option Plans sets a maximum number of shares that may be granted to any single participant. The Compensation Committee uses such criteria as it deems important to determine who will receive awards and the number of options awarded, including the recommendations of senior management. The Compensation Committee generally takes into account the scope of an officer’s responsibilities and experience and balances these factors against competitive compensation levels to attract, motivate and retain outstanding officers. The Compensation Committee has the authority to set the exercise price for options and to adjust the exercise price following the occurrence of events such as stock splits, dividends, distributions and recapitalizations.

Grants under the Existing Option Plans have generally been made to most employees on a quarterly basis on the recommendation of senior management and the timing of our grants to named executive officers has been in symmetry with our grants to employees more generally. However, since November 2009, the Compensation Committee has decided to award options only to executive and non-executive officers, because only non-officer employees were eligible for salary adjustments for 2010, whereas executive and non-executive officers did not receive salary increases for 2009 or 2010. However, the Compensation Committee may continue to award options to certain employees (both executive and non-executive) for the achievement of specific performance goals generally related to the exit of investments. The grant dates of awards under our Existing Option Plans are the Compensation Committee approval dates for the respective grants, except with regard to the delegated authority grants, in which case the date of grant is specified in the delegation of authority, but in each such case no earlier than the date the individual is identified to receive a grant.

Options may be exercised during a period of no more than ten years following the date of grant. The Compensation Committee has the discretion to set the vesting period for options and to permit the acceleration of vesting under certain circumstances. Vesting is automatically accelerated upon the occurrence of specified change of control transactions. Section 61(a) of the 1940 Act imposes certain requirements on our option plans including that the options must expire no later than ten years from grant, the options must not be separately transferable other than by gift, will or intestacy, the exercise price at the date of issuance must not be less than the current market price for the underlying stock, the plan must be approved by a majority of our directors who are not “Interested Persons” and by the stockholders and we must not have a profit-sharing plan as described in the 1940 Act.

In December 2009, we commenced a tender offer to all of our employees, including our NEOs, to exchange certain eligible options for an option cancellation payment equal to $0.05 per eligible option for non-executive officer employees and $0.01 per eligible option for executive officers employees. The tender offer was motivated for a variety of reasons, including primarily the fact that the decline in the market price of our common stock since late 2007 had significantly reduced the value of the eligible options because the exercise price of those outstanding options far exceeds the present market price of our common stock, virtually eliminating the incentive and retention value of these options. In addition, pursuant to the 1940 Act, we are generally limited in the amount of stock options that may be issued and outstanding at any point in time to no more than 20% of our total shares outstanding. We repurchased options for an aggregate 21,736,066 shares, of which 8,135,881 were tendered by the NEOs, for an aggregate payment of $81,359 to such NEOs. In connection with the repurchase and cancellation of these options, the total compensation for our NEOs includes non-cash stock compensation expense totaling $9,234,909 incurred by us due to the required acceleration of vesting before the options were repurchased and cancelled. The NEOs received no benefit for the $9,234,909 non-cash stock compensation expense incurred by us except for the payment of $81,359 in the aggregate noted above.

Performance Incentive Plan

As discussed above, we believe that our employee compensation plans must provide an economic interest in us similar to that generally gained by partners and employees of the management company of private equity, mezzanine and hedge funds. We believe that our Existing Option Plans only partially fulfill this objective. First, they do not allow option holders to share in any dividends paid on our common stock. In addition, under our asset management strategy, we have expanded our management of assets to assets in externally managed funds in addition to assets that we own. Funding the asset management strategy involves the raising of capital by entities other than us and does not involve the sale of shares of our common stock. However, under the 1940 Act, the number of options that we can have outstanding is limited to no more than 20% of the outstanding shares of our common stock. Therefore, the number of outstanding options may not be sufficient to compensate employees at competitive levels within the industry commensurate with the amount of assets we have under management.

Thus, in order to further align the interests of our employees and our stockholders, to address the fact that our employees are not receiving the benefit of any dividends paid on our common stock with respect to their option grants and to reflect the additional assets under management through externally managed funds, we established the Performance Incentive Plan (formerly known as the Incentive Bonus Plan) in 2006. It is an unfunded bonus program exempt from ERISA. Virtually all of our employees are eligible to and do participate in the Performance Incentive Plan. The Compensation Committee determines the dollar amount of each award made to the executive officers under the Performance Incentive Plan and approves an aggregate amount of awards made to other employees. Awards are based on competitive market conditions for each category of employee, level of responsibility, the performance of each employee, as well as our performance. Awards under the Performance Incentive Plan are used to attract, motivate and retain outstanding employees.

There are two types of awards under the Performance Incentive Plan. Most of the awards are longer-term awards (“Incentive Awards”), in which all of our employees are eligible to participate. In addition, our executive officers can receive cash awards, which form part of the quarterly and annual target cash incentive payments for our executive officers, which are described below (“Target Awards”).

Incentive Awards. We established a trust fund to fund the payment of the Incentive Awards under the Performance Incentive Plan (the “Trust”). The trustee of the Trust is First State Trust Company. In the past, we made contributions of cash to the Trust based on the cash Incentive Awards approved by the Compensation Committee. We have not made any such contributions to the Trust since 2008 and have no present plans to do so. However, in 2009 we did reallocate forfeited shares. Pursuant to the terms of the trust agreement, we instruct the trustee, subject to its fiduciary duty, to invest this cash and any other cash generated by trust assets in money market securities for short-term investment purposes and in shares of our common stock for long-term investment purposes, which are purchased on the open market. Shares of our common stock held in the Trust are enrolled in our dividend reinvestment plan and dividends paid on these shares are reinvested in our common stock.

Each participant has an account under the plan, which is allocated a hypothetical, or notional, number of shares of our common stock, generally based on the amount of each participant’s cash awards divided by the average open-market purchase price for the common stock purchased by the Trust in connection with the respective awards. Once these notional shares are allocated to a participant’s account, the Incentive Awards are tied directly to the interests of our stockholders as the value of the award is directly related to the market price of our common stock. Moreover, as dividends are paid on our common stock, the notional value of the dividends attributable to the notional number of shares in the participant’s account is credited to the account, in the form of additional notional shares. Thus, the participant could receive a benefit from any dividends, something not currently possible under the Existing Option Plans, further aligning the interests of plan participants with those of our stockholders since participants share similarly in any appreciation or decline in our stock price.

Each participant vests in Incentive Awards in accordance with a vesting schedule specified by the Compensation Committee. Vesting is generally based on continued employment, plus, for executive officers, the satisfaction of Performance Goals, as described below. The vesting schedule for prior Incentive Awards has varied from two to six years, although it is expected that the vesting schedule for future awards will generally be five to six years. In addition, vesting generally accelerates upon a participant’s termination of employment as a result of death or disability, or upon the occurrence of a change of control.

Participants are eligible to receive distributions of the vested portions of Incentive Awards immediately upon vesting. All distributions are made directly by the Trust in the form of our common stock. A participant may elect to defer the payment of the vested portions of Incentive Awards to a later distribution date (or distribution dates) allowed by the Compensation Committee and as permitted under Section 409A of the Code (but no later than ten years after the date of grant). Notwithstanding any deferral election, the vested portion of a participant’s Performance Incentive Plan account will generally be paid on the participant’s termination of employment or upon the occurrence of a change of control. A participant is required to satisfy applicable withholding taxes upon vesting and distribution dates. Incentive Awards under the Performance Incentive Plan for 2009 are included in the “Stock Awards” column of the Summary Compensation Table, below, although the NEOs do not receive stock directly from us, as discussed above. In addition, all of the Incentive Awards that were granted to the NEOs in 2009 were funded with previously allocated awards that were forfeited.

Target Awards and Performance Goals. As discussed above, Target Awards are made to executive officers as part of our quarterly and annual cash incentive payments. Both the Target Awards and the Incentive Awards for executive officers are, at the discretion of the Compensation Committee, subject to certain performance measures and an incentive payment formula (“Performance Goals”). The Performance Goals provide a non-exclusive framework that satisfies standards of Section 162(m) of the Code, which is discussed below under “Impact of Regulatory Requirements.” Under this aspect of the Performance Incentive Plan, the Compensation Committee designates Performance Goals, which they select from the following metrics, among others: return on equity, revenue, net operating income, net income, book value per share, dividend characterization, return on assets, cash flow, equity or investment growth, gross amount invested, regulatory compliance (including compliance goals relating to the Sarbanes-Oxley Act of 2002), satisfactory internal or external audits, improvement of financial ratings, achievement of balance sheet objectives, implementation or completion of one or more projects or transactions, intradepartmental or intra-office performance or any other objective goals established by the Compensation Committee, and may be absolute in their terms or measured against or in relationship to other companies comparably, similarly or otherwise situated. Such Performance Goals may be particular to a participant or the department, branch, subsidiary or other division in which he or she works, or may be based on our performance and/or one or more of its subsidiaries, and may cover such period as may be specified by the Compensation Committee.

For the full year 2009, the Performance Goals required each officer to satisfy four out of nine of the following measurement standards above certain confidential levels: (1) gross revenue, (2) pre-tax net operating income, (3) realizable net asset value per share, (4) return of capital to stockholders, (5) regulatory compliance, (6) total amortizations, prepayments and exits, (7) net realized gain on investments, (8) employee retention, and (9) reduction of debt. For March and April of 2009 and the second, third and fourth quarters of 2009, the Performance Goals did not include items (4) and (5), and three of the remaining seven Performance Goals had to be satisfied. For each quarter in 2010, the Performance Goals require each officer to meet three of the following measurement standards above certain confidential levels: items (1), (2), (3), (6), (8), (9) from above and (10) uncured new loan covenant violations. For the full year 2010, the Performance Goals require each officer to meet four of the following measurement standards above certain confidential levels: items (1) – (6) and (8) – (10) from above. The Compensation Committee determined that the NEOs qualified for the Target Award under the Performance Incentive Plan for March and April of 2009 and the second, third and fourth quarters of 2009, based on both individual officer performance and our performance, as well as current economic conditions. Incentive Payment amounts that were paid in 2009 that were contingent upon the Section 162(m) Criteria are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table, below.

Personal Benefits and Perquisites

We offer certain health, retirement and other benefits to all employees. Our executive officers are eligible to participate in these benefit plans on the same basis as all other employees. These benefit plans include medical, dental, vision, disability and life insurance. All employees also receive qualified transportation benefits. Our executive officers do not receive any personal benefits or perquisites that are not available on a non-discriminatory basis to all employees.

Employment and Other Agreements

We have entered into employment agreements with each of our named executive officers. In early 2009, as part of a broader effort to retain key employees, we amended each NEO’s employment agreement other than Mr. Wilkus’ primarily to extend the term of each agreement from one year to two years, to provide that if we give written notice of our intent to discontinue the daily extensions of the term within the two months preceding or the 18 months following a change of control, the giving of that notice will be treated as a termination by us for other than misconduct as of the date the notice is given and to reflect current compensation levels. In December 2009 we amended each NEO’s employment agreement to comply with certain performance-based compensation requirements under Section 162(m) of the Code.

The agreements of each of the named executive officers provide for a two-year term that renews on a daily basis so that there will always be two years remaining until either party gives notice that the automatic renewals are to be discontinued. Each agreement also sets forth a minimum base salary for the NEO. The minimum base salary under Mr. Wilkus’ agreement is $530,000 per year; the minimum base salary under the agreement of Mr. Erickson is $1,085,000 a year; and the minimum base salary under the agreements for each of Messrs. Flax, O’Brien and Wagner is $1,020,000 a year. The Compensation Committee has the sole right to increase the base salary during the term of each agreement. The Compensation Committee did not increase the base salaries for the NEOs from the minimum set forth above for 2009. The respective employment agreements provide that Messrs. Wilkus, Erickson, Flax, O’Brien and Wagner are entitled to participate in a performance-based target incentive payment program under which the target incentive payment amount that Mr. Wilkus will be considered for will not be less than 230% of his base salary, the target incentive payment amount that Mr. Erickson will be considered for will not be less than $3,000,000, and the target incentive payment amounts that each of Messrs. Flax, O’Brien and Wagner will be considered for will be not less than $2,500,000, depending on our portfolio performance and the officer’s performance against certain criteria established by the Compensation Committee. Each of the employment agreements provides that the named executive officer’s employment with us will be his primary employment and provides for certain payments upon severance, disability, death or change in control, as discussed below under “Severance and Change of Control Payments.”

As explained above, a substantial amount of our NEOs’ compensation historically has been in the form of equity incentive compensation and incentive payments. However, due to significant fluctuations and the decline in our stock price, the value of their past equity incentive compensation also declined dramatically. We also downsized significantly in 2008 and 2009, reducing the amount of our workforce by 380 employees as of December 31, 2009, or 55%, and the number of our offices by 50% since our peak in the first quarter of 2008. Thus, in order to continue to motivate and retain our named executive officers to help us navigate through this unprecedented time of global financial crisis, we entered into letter agreements with each of the NEOs relating to the quarterly payment of a retention bonus equal to an aggregate 50% of each named executive officer’s target incentive payment amount in 2009 (the “Retention Payment”). Each NEO was entitled to receive one-quarter of the Retention Payment contingent upon our achievement of three out of seven performance goals established by the Compensation Committee in March and April, and in each of the second, third or fourth quarters. At least three out of seven performance goals were met for each measurement period and thus each NEO received all of their Retention Payment. However, if the NEO would have terminated his employment without Good Reason (as defined below) or is terminated by us for Misconduct (as defined below) on or before March 31, 2010, the NEO would have had to reimburse us for the amount of any Retention Payment paid to such NEO after applicable withholdings. If we would have terminated the NEO for reasons other than for Misconduct prior to the NEO receiving the full amount of the Retention Payment, the NEO would have been paid the pro rata portion of the target incentive payment amount due to the NEO under his respective employment agreement, less the amount of any Retention Payment already paid to such NEO. The NEOs were entitled to earn the portion of the target incentive payment amount in excess of the Retention Payment based on existing standards for the target incentive payment.

Pension and Retirement Plans

Except for the ESOP and 401(k) Plan, described above, in which all of our employees participate on a non-discriminatory basis, we do not maintain any retirement, pension, defined benefits, supplemental executive retirement or similar plans for our named executive officers.

Stock Ownership Guidelines

We require our named executive officers to own significant amounts of our common stock. Our stock ownership guidelines are designed to increase the executives’ equity ownership of us and to align further their interests more closely with those of our stockholders, as well as to show the executives’ support and belief in us. The guidelines require that each executive officer owns a minimum number of shares of our common stock based on a multiple of his base salary, which is 5x for our Chairman and CEO, 3x for Executive Vice Presidents and Presidents, and 2x for other executive officers. Shares are valued at the higher of their purchase price or current trading price. Until the foregoing ownership requirements are met, each executive officer is expected to retain one-half of all shares distributed from the Performance Incentive Plan and one-half of all shares realized upon the exercise of stock options, net of any shares sold to pay taxes and associated costs due as a result of such distribution or exercise. If an executive officer fails to meet or show sustained progress toward meeting our stock ownership requirements, we may reduce the amount of the officer’s future equity awards. We also believe it is highly inappropriate for any named executive officer to short our stock or engage in transactions where the person will earn a profit based on a decline of our stock price. The NEOs’ ownership of our common stock is shown in the stock ownership table in Item 12 of this Form 10-K/A.

Impact of Regulatory Requirements

Although we do not have a formal policy in place, in order to preserve flexibility with respect to the design of our compensation programs, we endeavor to minimize the amount of our taxes and our employees’ taxes to maximize the return to our stockholders and employees. For example, Section 162(m) of the Code generally disallows a tax deduction to a public company for compensation in excess of $1 million paid to the company’s chief executive officer and any other executive officer (other than the chief financial officer) required to be reported to its stockholders under the Exchange Act by reason of such executive officer being one of the four most highly compensated executive officers. However, qualifying performance-based compensation is not subject to the deduction limitation if certain requirements are met. We have structured portions of the Incentive Awards and Target Awards under the Performance Incentive Plan for the NEOs to qualify as performance-based compensation under Section 162(m) of the Code, as described above. In addition, in December 2009, we amended the employment agreements for each of the NEOs to substitute a lump sum severance payment for payment of a pro rata incentive payment upon termination of employment by the Company for reasons other than Misconduct or by the NEO with Good Reason to ensure that Target Awards under the Performance Incentive Plan would continue to qualify as performance-based compensation under Section 162(m) of the Code.

Additionally, we consider the tax implications of Section 409A of the Code. Section 409A of the Code provides for certain requirements that a plan that provides for the deferral of compensation must meet, including requirements relating to when payments under such a plan may be made, acceleration of benefits, and the timing of elections under such a plan. Failure to satisfy these requirements will generally lead to an acceleration of timing of inclusion in income of deferred compensation, as well as certain penalties and interest. In December 2008, we amended the employment agreements for the NEOs to make certain that the agreements comply with the final regulations under Section 409A of the Code, which was required by January 1, 2009.

Conclusion

We believe that our compensation programs have been appropriately designed to continue to attract, retain and motivate our employees, including our senior management, improve our financial performance and align the interests of our senior management with the long-term interests of our stockholders during an extremely challenging economic period. We believe that our strong financial performance since going public in 1997 and our ability to continue to weather the current economic crisis is due in part to the effectiveness of our compensation programs for all of our employees, and particularly our senior management.

REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE

Our Compensation and Corporate Governance Committee reviewed and discussed with our management the “Compensation Discussion and Analysis” contained in this report. Based on that review and discussions, the Compensation and Corporate Governance Committee recommends to the Board of Directors that the “Compensation Discussion and Analysis” be included in this report.

By the Compensation and Corporate Governance Committee:
Phil R. Harper, Chairman
Stan Lundine
Alvin N. Puryear

SUMMARY COMPENSATION TABLE

The following table provides information concerning the compensation of the NEOs earned during our most recently completed fiscal year. In the column “Salary,” we disclose the amount of base salary paid to the NEO during the fiscal year. In the column “Bonus,” we disclose the amount of cash short-term incentive payments earned by the NEO during the fiscal year. We disclose the amount of the NEO’s Incentive Awards under the Performance Incentive Plan in the column “Stock Awards,” although the NEOs do not receive stock from us; rather, we make cash contributions to the Trust, which purchases shares of our common stock on the open market. The shares are allocated to each participant’s account. See “Performance Incentive Plan” under “Compensation Discussion and Analysis,” above.

In the columns “Stock Awards” and “Option Awards” we disclose the value of the award measured in dollars and calculated in accordance with ASC 718, as required by SEC regulations. For amounts under the column “Stock Awards,” the ASC 718 fair value per share is generally equal to the average purchase price of the common stock purchased by the Trust in respect of all Incentive Awards granted, or, in the case of previously forfeited shares allocated to new Incentive Awards, the closing price of our common stock on the date of grant. All Incentive Awards in 2009 were funded using previously forfeited shares. For amounts under the column “Option Awards,” the ASC 718 fair value per share is based on certain assumptions that we explain under the heading “Stock-based Compensation” in Item 7 of Management’s Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2009.

The amount of the NEO’s performance-based Target Award earned during the fiscal year under our Performance Incentive Plan is disclosed in the column “Non-Equity Incentive Plan Compensation.” The amount in the column “All Other Compensation” is comprised of our contribution to the ESOP plan, which was capped at $7,350 in 2009, $6,900 in 2008 and $6,750 in 2007. The NEOs did not have any perquisites or other personal benefits in excess of the reporting thresholds during the fiscal year.

Name and Principal Position	Year		Salary ($)(1)	Bonus ($)(2)	Stock Awards(3) ($)	Option Awards(3)(4) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Malon Wilkus Chief Executive Officer and Chairman of the Board of Directors	2009		1,495,000	—	418,975	2,526,089	3,000,000	7,350	7,447,414
	2008		1,495,000	—	3,215,386	1,079,564	750,000	6,900	6,546,850
	2007		1,495,000	429,813	12,586,692	3,057,400	4,320,187	6,750	21,895,842

John R. Erickson President, Structured Finance and Chief Financial Officer	2009		1,085,000	—	236,817	1,335,533	1,500,000	7,350	4,164,700
	2008		1,085,000	—	1,712,449	574,954	375,000	6,900	3,754,303
	2007		1,085,000	237,344	6,850,572	1,719,304	2,362,656	6,750	12,261,626

Ira J. Wagner President, European Private Finance	2009		1,020,000	—	200,378	1,130,998	1,250,000	7,350	3,608,726
	2008		1,057,917	—	1,712,449	522,796	375,000	6,900	3,675,062
	2007		1,085,000	237,344	6,850,572	1,719,304	2,362,656	6,750	12,261,626

Samuel A. Flax Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	2009		1,020,000	—	200,378	1,121,616	1,250,000	7,350	3,599,344
	2008	(5)	1,020,000	—	1,364,288	458,057	312,500	6,900	3,161,745

Gordon J. O’Brien President, Specialty Finance and Operations	2009		1,020,000	—	200,378	1,153,648	1,250,000	7,350	3,631,376
	2008	(6)	952,917	—	1,144,446	417,180	250,000	6,900	2,771,443
	2007		905,000	169,687	4,926,305	1,312,944	1,580,313	6,750	8,900,999

(1)	Each NEO’s employment agreement sets forth a minimum base salary, as discussed above in “Compensation Discussion and Analysis.”
(2)	Each NEO’s employment agreement sets forth a minimum target incentive payment amount, as discussed above in “Compensation Discussion and Analysis.”
(3)

In the columns “Stock Awards” and “Option Awards,” we disclose the amount of the award(s) measured in dollars and calculated in accordance with ASC 718, as required by SEC regulations. Amounts under the column “Stock Awards” represent the fair market value of stock option awards granted in 2009 based on the ASC 718 fair value per share generally equal to the average purchase price of the common stock purchased by the Trust in respect of all Incentive Awards granted, or, in the case of previously forfeited shares allocated to new Incentive Awards, the closing price of our common stock on the date of grant. All Incentive Awards in 2009 were funded using previously forfeited shares. Amounts under the column “Option Awards” represent the fair market value of stock option awards granted in 2009 based on the ASC 718 fair value per share using certain assumptions that we explain under the heading “Stock-based Compensation” in Item 7 of Management’s Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2009.

(4)

Pursuant to the anti-dilution provisions of the applicable stock option plan, the Compensation Committee adjusted the number and exercise price of all stock options that were outstanding prior to June 18, 2009 as a result of the stock dividend declared by the Company on June 11, 2009. Thus, $704,741, $307,856, $261,431, $252,049, and $284,081 of the amount included for Messrs. Wilkus, Erickson, Wagner, Flax, and O’Brien, respectively, is additional compensation expense incurred pursuant to ASC 718.

(5)	Mr. Flax was not an NEO in 2007.
(6)	Mr. O’Brien was not an NEO in 2008.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009

In this table we provide information about each grant of an award made to an NEO in the most recently completed fiscal year under the Existing Option Plans and the Performance Incentive Plan. The target amounts are the same as the maximum amounts under each of the plans. In each case, the grant date is the same date as the Committee approval date. Amounts disclosed under “Non-Equity Incentive Plan Awards” include the performance-based portion of the Target Awards under the Performance Incentive Plan and the amounts disclosed under “Equity Incentive Plan Awards” include the performance-based Incentive Awards under the Performance Incentive Plan. The column “All Other Option Awards” includes grants made under the Existing Option Plans. The exercise price of option awards is the closing price of our common stock on the date of grant.

Amounts included in the “Grant Date Fair Value of Stock and Option Awards” column are valued in accordance with ASC 718 without reduction of any assumed forfeitures and are based on certain assumptions that we explain under the heading “Stock-based Compensation” in Item 7 of Management’s Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2009.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Malon Wilkus			3,000,000
	11/11/2009					142,995					418,975
	1/7/2009								575,000	6.24	1,118,337
	4/24/2009								118,760	2.79	114,209
	5/26/2009								118,760	3.26	134,320
	6/24/2009								118,760	2.71	112,325
	7/23/2009								116,456	3.10	106,920
	8/13/2009								70,353	2.96	61,320
	11/12/2009								191,327	2.77	173,917

John R. Erickson			1,500,000
	11/11/2009					80,825					236,817
	1/7/2009								325,000	6.24	630,500
	4/24/2009								67,126	2.79	64,441
	5/26/2009								67,126	3.26	75,852
	6/24/2009								67,126	2.71	63,489
	7/23/2009								65,824	3.10	60,434
	8/13/2009								39,765	2.96	34,659
	11/12/2009								108,143	2.77	98,302

Ira J. Wagner			1,250,000
	11/11/2009					68,389					200,378
	1/7/2009								275,000	6.24	533,500
	4/24/2009								56,798	2.79	54,526
	5/26/2009								56,798	3.26	64,182
	6/24/2009								56,798	2.71	53,720
	7/23/2009								55,696	3.10	51,135
	8/13/2009								33,647	2.96	29,327
	11/12/2009								91,504	2.77	83,177

Gordon J. O’Brien			1,250,000
	11/11/2009					68,389					200,378
	1/7/2009								275,000	6.24	533,500
	4/24/2009								56,798	2.79	54,526
	5/26/2009								56,798	3.26	64,182
	6/24/2009								56,798	2.71	53,720
	7/23/2009								55,696	3.10	51,135
	8/13/2009								33,647	2.96	29,327
	11/12/2009								91,504	2.77	83,177
Samuel A. Flax			1,250,000
	11/11/2009					68,389					200,378
	1/7/2009								275,000	6.24	533,500
	4/24/2009								56,798	2.79	54,526
	5/26/2009								56,798	3.26	64,182
	6/24/2009								56,798	2.71	53,720
	7/23/2009								55,696	3.10	51,135
	8/13/2009								33,647	2.96	29,327
	11/12/2009								91,504	2.77	83,177

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information about unexercised options, both exercisable and unexercisable, under the Existing Option Plans and Incentive Awards under the Performance Incentive Plan that have not vested for each NEO outstanding as of the end of the last fiscal year. The market value of the Incentive Awards is the market value of the NEO’s bookkeeping account held by the Trust under the Performance Incentive Plan calculated with a stock price of $2.44, which was the closing price of our common stock as of the last day of the fiscal year.

	Option Awards					Stock Awards(1)
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)(3)	Market Value of Shares of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have Not Vested ($)
Malon Wilkus	28,580			14.42	5/15/2013	667,358	1,628,354
	28,580			13.65	8/15/2013
	120,506	482,020		16.71	7/24/2018
	—	746,982		4.81	1/7/2019
	—	154,281		2.15	4/24/2019
	—	154,281		2.51	5/26/2019
	—	118,760		2.71	6/24/2019
	—	116,456		3.10	7/23/2019
	—	70,353		2.96	8/13/2019
	—	191,327		2.77	11/12/2019

John R. Erickson	64,180	256,713		16.71	7/24/2018	383,958	936,858
	—	422,207		4.81	1/7/2019
	—	87,203		2.15	4/24/2019

	Option Awards					Stock Awards(1)
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)(3)	Market Value of Shares of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have Not Vested ($)
	—	87,203		2.51	5/26/2019
	—	67,126		2.71	6/24/2019
	—	65,824		3.10	7/23/2019
	—	39,765		2.96	8/13/2019
	—	108,143		2.77	11/12/2019

Ira J. Wagner	51,132	204,519		16.71	7/24/2018	371,522	906,514
	—	357,252		4.81	1/7/2019
	—	73,786		2.15	4/24/2019
	—	73,786		2.51	5/26/2019
	—	56,798		2.71	6/24/2019
	—	55,696		3.10	7/23/2019
	—	33,647		2.96	8/13/2019
	—	91,504		2.77	11/12/2019

Samuel A. Flax	51,132	204,519		16.71	7/24/2018	318,993	778,343
	—	357,252		4.81	1/7/2019
	—	73,786		2.15	4/24/2019
	—	73,786		2.51	5/26/2019
	—	56,798		2.71	6/24/2019
	—	55,696		3.10	7/23/2019
	—	33,647		2.96	8/13/2019
	—	91,504		2.77	11/12/2019

Gordon J. O’Brien	51,132	204,519		16.71	7/24/2018	307,531	750,376
	—	357,252		4.81	1/7/2019
	—	73,786		2.15	4/24/2019
	—	73,786		2.51	5/26/2019
	—	56,798		2.71	6/24/2019
	—	55,696		3.10	7/23/2019
	—	33,647		2.96	8/13/2019
	—	91,504		2.77	11/12/2019

(1)

We disclose the amount of the NEO’s Incentive Awards under the Performance Incentive Plan in the column “Stock Award,” although the NEOs do not receive stock from us; rather, we make cash contributions to the Trust, which purchases shares of our common stock on the open market. The shares are allocated to each participant’s account. See “Performance Incentive Plan” under “Compensation Discussion and Analysis” above.

(2)	Vesting dates of unvested option awards are as follows:

Mr. Wilkus – 248,994 on 1/7/2010, 1/7/2011, and 1/7/2012; 51,427 on 4/24/2010, 5/26/2010, 4/24/2011, 5/26/2011, 4/24/2012, and 5/26/2012; 39,587 on 6/24/2010 , 6/24/2011, and 39,586 on 6/24/2012; 38,819 on 7/23/2010, 7/23/2011, and 38,818 on 7/23/2012; 120,505 on 7/24/2010, 7/24/2011, 7/24/2012, and 7/24/2013; 23,451 on 8/13/2010, 8/13/2011, and 8/13/2012; 63,776 on 11/12/2010, 11/12/2011, and 63,775 on 11/12/2012.

Mr. Erickson – 140,736 on 1/7/2010, 1/7/2011, and 140,735 on 1/7/2012; 29,068 on 4/24/2010, 5/26/2010, 4/24/2011, 5/26/2011, and 29,067 on 4/24/2012, and 5/26/2012; 22,375 on 6/24/2010, 6/24/2011, and 22,376 on 6/24/2012; 21,941 on 7/23/2010, 7/23/2011, and 21,942 on 7/23/2012; 64,178 on 7/24/2010, 7/24/2011, 7/24/2012, and 64,179 on 7/24/2013; 13,255 on 8/13/2010, 8/13/2011, and 8/13/2012; 36,048 on 11/12/2010, 11/12/2011, and 36,047 on 11/12/2012.

Mr. Wagner – 119,084 on 1/7/2010, 1/7/2011, and 1/7/2012; 24,595 on 4/24/2010, 5/26/2010, 4/24/2011, 5/26/2011, and 24,596 on 4/24/2012, and 5/26/2012; 18,933 on 6/24/2010, 6/24/2011, and 18,932 on 6/24/2012; 18,565 on 7/23/2010, 7/23/2011, and 18,566 on 7/23/2012; 51,130 on 7/24/2010, 7/24/2011, 7/24/2012 and 51,129 on 7/24/2013; 11,216 on 8/13/2010, 8/13/2011, and 11,215 on 8/13/2012; 30,501 on 11/12/2010, 11/12/2011, and 30,502 on 11/12/2012.

Mr. Flax – 119,084 on 1/7/2010, 1/7/2011, and 1/7/2012; 24,595 on 4/24/2010, 5/26/2010, 4/24/2011, 5/26/2011, and 24,596 on 4/24/2012, and 5/26/2012; 18,933 on 6/24/2010, 6/24/2011, and 18,932 on 6/24/2012; 18,565 on 7/23/2010, 7/23/2011, and 18,566 on 7/23/2012; 51,130 on 7/24/2010, 7/24/2011, 7/24/2012 and 51,129 on 7/24/2013; 11,216 on 8/13/2010, 8/13/2011, and 11,215 on 8/13/2012; 30,501 on 11/12/2010, 11/12/2011, and 30,502 on 11/12/2012.

Mr. O’Brien – 119,084 on 1/7/2010, 1/7/2011, and 1/7/2012; 24,595 on 4/24/2010, 5/26/2010, 4/24/2011, 5/26/2011, and 24,596 on 4/24/2012, and 5/26/2012; 18,933 on 6/24/2010, 6/24/2011, and 18,932 on 6/24/2012; 18,565 on 7/23/2010, 7/23/2011, and 18,566 on 7/23/2012; 51,130 on 7/24/2010, 7/24/2011, 7/24/2012 and 51,129 on 7/24/2013; 11,216 on 8/13/2010, 8/13/2011, and 11,215 on 8/13/2012; 30,501 on 11/12/2010, 11/12/2011, and 30,502 on 11/12/2012.

(3)	Vesting dates of unvested shares of stock purchased by the Trust under the Performance Incentive Plan are as follows:

Mr. Wilkus – 30,718 on 1/9/2010, 1/9/2011, 1/9/2012, and 1/9/2013; 35,595 on 1/19/2010; 3,418 on 1/31/2010, 1/31/2011, 1/31/2012, and 1/31/2013; 12,442 on 5/10/2010, 5/10/2011, and 5/10/2012; 28,980 on 6/21/2010, 6/21/2011, and 6/21/2012; 42,303 on 7/27/2010, 7/27/2011, and 7/27/2012; 33,684 on 10/26/2010, 10/26/2011, and 10/26/2012; 28,599 on 12/11/2010, 11/11/2011, 11/11/2012, and 11/11/2013; and 28,596 on 11/11/2014.

Mr. Erickson – 16,360 on 1/9/2010, 1/9/2011, 1/9/2012, and 1/9/2013; 23,557 on 1/19/2010; 2,696 on 1/31/2010, 1/31/2011, 1/31/2012, and 1/31/2013; 9,813 on 5/10/2010, 5/10/2011, and 5/10/2012; 15,434 on 6/21/2010, 6/21/2011, and 6/21/2012; 23,603 on 7/27/2010, 7/27/2011, and 7/27/2012; 18,934 on 10/26/2010, 10/26/2011, and 10/26/2012; 16,165 on 12/11/2010, 11/11/2011, 11/11/2012, 11/11/2013, and 11/11/2014.

Mr. Wagner – 16,360 on 1/9/2010, 1/9/2011, 1/9/2012, and 1/9/2013; 23,557 on 1/19/2010; 2,696 on 1/31/2010, 1/31/2011, 1/31/2012, and 1/31/2013; 9,813 on 5/10/2010, 5/10/2011, and 5/10/2012; 15,434 on 6/21/2010, 6/21/2011, and 6/21/2012; 23,603 on 7/27/2010, 7/27/2011, and 7/27/2012; 18,934 on 10/26/2010, 10/26/2011, and 10/26/2012; 13,678 on 12/11/2010, 11/11/2011, 11/11/2012, and 11/11/2013; and 13,677 on 11/11/2014.

Mr. Flax – 13,034 on 1/9/2010, 1/9/2011, 1/9/2012, and 1/9/2013; 6,693 on 1/19/2010; 2,291 on 1/31/2010, 1/31/2011, 1/31/2012, and 1/31/2013; 26,355 on 5/10/2010; 12,296 on 6/21/2010, 6/21/2011, and 6/21/2012; 18,980 on 7/27/2010, 7/27/2011, and 7/27/2012; 15,248 on 10/26/2010, 10/26/2011, and 10/26/2012; 13,678 on 12/11/2010, 11/11/2011, 11/11/2012, and 11/11/2013; 8,341 on 5/10/2011, and 5/10/2012; and 13,679 on 11/11/2014.

Mr. O’Brien – 10,933 on 1/9/2010, 1/9/2011, 1/9/2012, and 1/9/2013; 17,531 on 1/19/2010; 2,238 on 1/31/2010, 1/31/2011, 1/31/2012, and 1/31/2013; 12,245 on 5/10/2010, 5/10/2011, and 5/10/2012; 10,315 on 6/21/2010, 6/21/2011, and 6/21/2012; 17,031 on 7/27/2010, 7/27/2011, and 7/27/2012; 14,590 on 10/26/2010, 10/26/2011, and 10/26/2012; 13,678 on 12/11/2010, 11/11/2011, 11/11/2012, and 11/11/2013; 2,127 on 12/15/2010, 12/15/2011, and 12/15/2012; and 13,680 on 11/11/2014.

OPTION EXERCISES AND STOCK VESTED

The following table provides information relating to exercises of stock options and vesting of Incentive Awards during the last fiscal year on an aggregated basis. The NEOs did not exercise any stock options in 2009. The amounts under the “Value Realized on Vesting” column were calculated by multiplying the number of shares acquired on vesting by the share price on the date the award vested.

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Malon Wilkus	—	—	270,548	939,631
John R. Erickson	—	—	181,057	624,663
Ira J. Wagner	—	—	117,418	419,745
Gordon J. O’Brien	—	—	134,498	460,502
Samuel A. Flax	—	—	113,448	396,205

(1)

Participants in the Performance Incentive Plan are permitted to defer the payment of vested portions of Incentive Awards to a date up to ten years after the date of the grant. Of the amounts included in the table above, the vested awards were deferred as follows:

-	Mr. Wilkus elected to defer the distribution of 129,461 and 88,335 shares until 2016 and 2017, respectively.

-	Mr. Erickson elected to defer the distribution of 21,001, 20,298, 19,336, and 108,198 shares until 2010, 2011, 2012 and 2016, respectively.

-	Mr. Wagner elected to defer the distribution of 35,466 shares until 2013.

-	Mr. O’Brien elected to defer the distribution of 45,915 and 80,413 shares until 2012 and 2016, respectively.

-	Mr. Flax elected to defer the distribution of 846, 16,666, 16,768, 27,510, 12,492, 7,160, and 10,175 shares until 2011, 2012, 2013, 2014, 2015, 2016, and 2017, respectively.

SEVERANCE AND CHANGE OF CONTROL PAYMENTS

Employment Agreements

Each of the employment agreements that we have entered into with an executive officer contains provisions for payments upon certain events as follows:

Disability.

•	continuation of the officer’s base salary for one year (two years in the case of Mr. Wilkus) reduced by the amount of any long-term disability payments received by him during this period;

•

pro rated target incentive payment for the year in which the officer’s employment is terminated following a disability based on the highest target incentive payment amount that could have been earned in that year by him;

•

an additional severance payment equal to the highest target incentive payment amount that could have been earned by him during the year in which the disability termination occurred (multiplied by two in the case of Mr. Wilkus); and

•	insurance and other employee benefits during the base salary continuation period following a disability.

Termination by us other than for Misconduct or by the executive officer with Good Reason.

•	continuation of base salary and insurance benefits for a specified period;

•	an additional lump sum severance payment in a specified amount ($3,000,000 for Mr. Wilkus, $1,500,000 for Mr. Erickson, $1,250,000 for Messrs. Flax, Wagner and O’Brien); and

•

an additional severance payment equal to the greater of the highest target incentive payment amount that the officer could have earned during the year in which the termination occurred or the highest target incentive payment made to the officer for any of the three calendar years ending prior to the year in which the termination occurred, multiplied by 2 for Mr. Wilkus and by 1.25 for Messrs, Erickson, Flax, O’Brien and Wagner.

In the case of Mr. Wilkus, the continuation period is two years, in the case of Messrs. Erickson, Flax, O’Brien and Wagner, the period is 15 months. During the continuation period, the base salary will be continued at the highest rate in effect in the 24 months preceding termination.

Change of Control.

A “Change of Control” is defined in each of the employment agreements as the occurrence of any of the following events: (i) any person or group of persons (as defined in Section 13(d) and 14(d) of the Exchange Act) together with its affiliates, excluding employee benefit plans of the company, becomes, directly or indirectly, the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of securities of the company representing 25% or more of the combined voting power of the company’s then outstanding securities; (ii) the stockholders of the company approve a merger or consolidation of the company with any other corporation or entity regardless of which entity is the survivor, other than a merger or consolidation that would result in the voting securities of the company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity) at least 51% of the combined voting power of the voting securities of the company or such surviving entity outstanding immediately after such merger or consolidation; or (iv) the stockholders of the company approve a plan of complete liquidation or winding-up of the company or an agreement for the sale or disposition by the company of all or substantially all of the company’s assets.

In the event of a termination of a named executive officer (other than Mr. Wilkus) by us other than for misconduct or by the officer for Good Reason in the two months preceding or 18 months following a Change of Control of us, including a deemed termination for misconduct by giving written notice of our intent to discontinue the daily extensions of the Term without the named executive officer’s written consent, the salary continuation period noted above would be lengthened to two years and the multiplier for the second additional severance payment would be increased from 1.25 to 2. “Good Reason” is defined in the employment agreements (other than for Mr. Wilkus) as any of the following that occurs in the two months preceding or 18 months following a Change of Control of us: (1) a material diminution of the executive’s authority, duties or responsibilities with the company; (2) a material breach by us of any material provision of the employment agreement; or (3) any material change in the geographic location at which the executive must perform services.

Mr. Wilkus has the right to declare that Good Reason exists if we take any of the actions above, regardless of whether a Change of Control has occurred. In addition, in the event of a Change of Control, Mr. Wilkus may terminate his employment for Good Reason within the two months preceding or 18 months following the Change of Control, regardless of whether we take any of the actions above. In the event of a termination of Mr. Wilkus by us other than for misconduct or by Mr. Wilkus with Good Reason in the two months preceding or 18 months following a Change of Control of us, the salary continuation period noted above would be lengthened to three years and the multiplier for the second additional severance payment would be increased from 2 to 3.

Death.

If any NEO dies during the term of his employment agreement, his estate will be entitled to receive:

•

his target incentive payment for the year in which the death occurs, prorated through the date of death based on the highest target incentive payment amount that could have been earned in that year; and

•	a continuation of health benefits for a period equal to two months multiplied by the number of full years (up to nine) during which he was employed by us.

In addition, each of the employments agreements contains a non-competition provision that prevents the executive officer, without the prior written consent of our Board of Directors, from being involved as an officer, employee, partner, stockholder, consultant or otherwise with (A) any person that competes with us or provides or proposes to provide services or investments to a current client of us or (B) any of our potential customers with whom we have discussed a relationship in the 12 months prior to such executive officer’s termination date. The non-competition period (the “Restricted Period”) lasts for two years from the termination date if the company terminates the executive officer’s employment for other than “misconduct” or disability or if the executive officer terminates employment for “good reason” or one year if the executive officer’s employment is otherwise terminated. Each of the employment agreements also contains a provision preventing the executive officer from soliciting any of our employees or interfering in a similar manner with our business during the Restricted Period.

Stock Option and Stock Plans

Under the terms of the Employee Option Plans, a participant’s options vest in full upon a change of control of us. Under the Performance Incentive Plan, notwithstanding a participant’s election to defer payments of a vested incentive payment award, the vested portion of a participant’s account(s) will generally be paid upon the occurrence of a change of control.

The following table summarizes the estimated payments to be made under the employment agreement for each NEO at, following, or in connection with any termination of employment, including by resignation, retirement, disability, or a change in control. Under each employment agreement, the NEO is not entitled to any amount if such NEO’s termination was for misconduct by the NEO. In accordance with SEC regulations, the following table does not include any amount to be provided to a named executive officer under any arrangement that does not discriminate in scope, terms or operation in favor of the named executive officer and that are available generally to all salaried employees. Also, the following table does not duplicate information already provided in the outstanding equity awards at fiscal year-end table, except to the extent that the amount payable to the named executive officer would be enhanced by the termination event. The amounts in the following table are hypothetical and based on SEC regulations. Actual payments will depend on the circumstances and timing of any termination.

In accordance with SEC regulations, for purposes of the quantitative disclosure in the following table, we have assumed that the termination took place on the last business day of our most recently completed fiscal year but under the terms of the current employment agreements and that the price per share of our common stock is the closing market price as of that date, or $2.44.

The information below constitutes forward-looking statements for purposes of the Private Litigation Securities Reform Act of 1995.

Executive Benefits and Payments upon Termination	Termination by Company Without Cause	Termination by Company or Voluntary Termination for Good Reason, each in connection with a Change in Control(4)	Voluntary Termination	Disability	Death
Malon Wilkus
Severance Payment	$2,990,000	$4,485,000	—	—	—
Base Salary	—	—	—	$2,990,000	—
Unused Accrued Vacation Time(1)	$0 – $115,000	$0 – $115,000	$0 – $115,000	$0 – $115,000	$0 – $115,000
Target Incentive Payment(2)	$15,000,000	$21,000,000	—	$18,000,000	$6,000,000
Insurance Benefits(3)	$24,527	$36,791	—	$24,527	$18,395

TOTAL:	$18,129,527	$25,636,791	$115,000	$21,129,527	$6,133,395

John R. Erickson
Severance Payment	$1,356,250	$2,170,000	—	—	—
Base Salary	—	—		$1,085,000	—
Unused Accrued Vacation Time	$0 – $83,462	$0 – $83,462	$0 – $83,462	$0 – $83,462	$0 – $83,462
Target Incentive Payment	$5,250,000	$7,500,000	—	$6,000,000	$3,000,000
Insurance Benefits	$21,925	$35,079	—	$17,540	$26,310

TOTAL:	$6,711,637	$9,788,541	$83,462	$7,186,002	$3,109,772

Executive Benefits and Payments upon Termination	Termination by Company Without Cause	Termination by Company or Voluntary Termination for Good Reason, each in connection with a Change in Control(4)	Voluntary Termination	Disability	Death
Samuel A. Flax
Severance Payment	$1,275,000	$2,040,000	—	—	—
Base Salary	—	—	—	$1,020,000	—
Unused Accrued Vacation Time	$0 – $78,462	$0 – $78,462	$0 – $78,462	$0 – $78,462	$0 – $78,462
Target Incentive Payment	$4,375,000	$6,250,000	—	$5,000,000	$2,500,000
Insurance Benefits	$21,925	$35,079	—	$17,540	$14,616

TOTAL:	$5,750,387	$8,403,541	$78,462	$6,116,002	$2,593,078

Ira J. Wagner
Severance Payment	$1,356,250	$2,170,000	—	—	—
Base Salary	—	—	—	$1,020,000	—
Unused Accrued Vacation Time	$0 – $78,462	$0 – $78,462	$0 – $78,462	$0 – $78,462	$0 – $78,462
Target Incentive Payment	$4,375,391	$6,250,625	—	$5,000,000	$2,500,000
Insurance Benefits	$21,925	$35,079	—	$17,540	$26,310

TOTAL:	$5,832,028	$8,534,166	$78,462	$6,116,002	$2,604,772

Gordon J. O’Brien
Severance Payment	$1,275,000	$2,040,000	—	—	—
Base Salary	—	—	—	$1,020,000	—
Unused Accrued Vacation Time	$0 – $78,462	$0 – $78,462	$0 – $78,462	$0 – $78,462	$0 – $78,462
Target Incentive Payment	$4,375,000	$6,250,000	—	$5,000,000	$2,500,000
Insurance Benefits	$21,925	$35,079	—	$17,540	$26,310

TOTAL:	$5,750,387	$8,403,541	$78,462	$6,116,002	$2,604,772

(1)	Unused Accrued Vacation Time for each NEO is a range of minimum and maximum amounts payable, depending on the amount of vacation time used at the time of termination.
(2)	Amounts in the rows titled “Target Incentive Payment” have been calculated assuming no other payments have been made to the NEO as of December 31, 2009, for the current year.
(3)	Insurance Benefits are based on the December 2009 monthly payment for Health, Dental, Vision, Life and Disability coverage for each NEO.
(4)

As discussed above in “Compensation Discussion and Analysis,” Mr. Wilkus has the right under his employment agreement to declare that good reason exists regardless of whether a change of control has occurred in certain circumstances.

COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation and Corporate Governance Committee during fiscal year 2009 served as an officer, former officer, or employee of ours or had a relationship discloseable under “Related Person Transactions.” Further, during 2009, none of our executive officers served as:

•

a member of the compensation committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation and Corporate Governance Committee; or

•	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation and Corporate Governance Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 16, 2010 (unless otherwise indicated), the beneficial ownership of each current director, each nominee for director, each of our named executive officers, our executive officers and directors as a group and each stockholder known to management to own beneficially more than 5% of the outstanding shares of our common stock. Unless otherwise indicated, we believe that the beneficial owner set forth in the table has sole voting and investment power.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class	Dollar Range of Equity Securities Beneficially Owned(2)
Beneficial Owners of more than 5%:
None	—		—	N/A

Directors and Named Executive Officers:
Malon Wilkus	1,319,145	(3)(4)(7)(8)	*	over $100,000
John R. Erickson	724,388	(3)(9)	*	N/A
Ira J. Wagner	313,448	(3)	*	N/A
Samuel A. Flax	413,442	(3)	*	N/A
Gordon O’Brien	528,366	(3)	*	N/A
Mary C. Baskin	176,305	(5)(6)	*	$0
Neil M. Hahl	173,017	(5)	*	$0
Philip R. Harper	1,497,747	(5)(10)	*	over $100,000
John A. Koskinen	191,177	(5)	*	$0
Stan Lundine	176,124	(5)(11)	*	$0
Kenneth D. Peterson, Jr.	470,872	(5)(12)	*	$0
Alvin N. Puryear	184,659	(5)	*	$0

Directors and Executive Officers as a group (15 persons)	7,566,360		2.6%	N/A

*	Less than one percent.
(1)

Pursuant to the rules of the SEC, shares of our common stock subject to options held by our directors and named executive officers that are exercisable within 60 days of March 16, 2010, are deemed outstanding for the purposes of computing such director’s or executive officer’s beneficial ownership.

(2)

The dollar range of our equity securities beneficially owned is calculated by multiplying the closing price of our common stock as reported on The NASDAQ Global Select Market as of March 16, 2010, times the number of shares or options beneficially owned and, as appropriate, deducting the strike price of options included in such amount.

(3)

Includes shares allocated to the account of each executive officer as a participant in our ESOP over which each has voting power under the terms of the ESOP and vested and deferred shares allocated to the account of each executive officer as a participant in our Performance Incentive Plan (“PIP”), each as of March 16, 2010, and the following shares issuable upon the exercise of options that are exercisable within 60 days of March 16, 2010: Mr. Wilkus has 76,130 shares in the ESOP, 488,131 shares in the PIP and 478,087 shares issuable upon the exercise of options; Mr. Erickson has 10,283 shares in the ESOP, 331,436 shares in the PIP and 233,984 shares issuable upon the exercise of options; Mr. Wagner has 8,347 shares in the ESOP, 94,227 shares in the PIP and 194,811 shares issuable upon the exercise of options; Mr. Flax has 4,770 shares in the ESOP, 177,656 shares in the PIP and 194,811 shares issuable upon the exercise of options; and Mr. O’Brien has 9,039 shares in the ESOP, 278,259 shares in the PIP and 194,811 shares issuable upon the exercise of options.

(4)

Includes the equivalent number of shares held as units in our 401(k) profit sharing plan of which the named executive officer is the beneficial owner. Mr. Wilkus has the equivalent of 4,807 shares. The 401(k) plan is part of the ESOP, and such units are in addition to shares held in the ESOP stock account of the named individual.

(5)

Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of March 16, 2010. Ms. Baskin, Messrs. Hahl, Harper, Koskinen, Lundine and Peterson, and Dr. Puryear have 161,247, 146,247, 146,247, 141,247, 146,247, 121,247 and 146,247 such shares, respectively.

(6)	Includes 14,606 shares that are owned by Ms. Baskin’s husband.
(7)	Includes 91,963 shares that are owned by Mr. Wilkus’ wife.
(8)	Includes 117,958 shares that are held in margin accounts or otherwise pledged.
(9)	Includes 148,685 shares that are held in margin accounts or otherwise pledged.
(10)	Includes 12,747 shares that are owned by Mr. Harper’s wife.
(11)	Includes 136 shares that are owned by Mr. Lundine’s son.
(12)	All of the shares are held in margin accounts or otherwise pledged. Includes 333 shares that are owned by Mr. Peterson’s wife. Mr. Peterson disclaims beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN TRANSACTIONS WITH RELATED PERSONS

We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act restricts us from participating in transactions with any persons affiliated with us, including our officers, directors, and employees and any person controlling or under common control with us (“Affiliates”).

In the ordinary course of business, we enter into transactions with portfolio companies that may be considered related party transactions. We have implemented certain procedures, both written and unwritten, to ensure that we do not engage in any prohibited transactions with any persons affiliated with us. If such affiliations are found to exist, we seek Board and/or committee review and approval or exemptive relief for such transactions, as appropriate.

In addition, the Code of Ethics, which is reviewed and approved by the Board of Directors and provided to all employees, directors and independent contractors, requires that all employees, directors and independent contractors avoid any situations or relationships that involve actual or potential conflicts of interest, or perceived conflicts of interest, between an individual’s personal interests and the interests of the company or our portfolio companies. Pursuant to the Code of Ethics, each employee, director, and independent contractor must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to their supervisor or the Chief Compliance Officer. If a conflict is determined to exist, the employee, director or independent contractor must disengage from the conflict situation or terminate his or her employment with us. Our CEO, CFO, principal accounting officer, Controller and certain other persons who may be designated by the Board of Directors or our Audit and Compliance Committee (collectively, the Financial Executives) must consult with our Chief Compliance Officer with respect to any proposed actions or arrangements that are not clearly consistent with the Code of Ethics. In the event that a Financial Executive wishes to engage in a proposed action or arrangement that is not consistent with the Code of Ethics, the Financial Executive must obtain a waiver of the relevant Code of Ethics provisions in advance from our Audit and Compliance Committee.

Loan Transactions. We previously entered into a series of loan transactions with certain employees, including some of our executive officers pertaining to the exercise of options under certain of our Existing Option Plans. None of the loan transactions were entered into in 2009 and none are currently outstanding. Only the loans to Mr. Wilkus were outstanding in 2009. Mr. Wilkus entered into Option Exercise Agreements with the Company as of June 7, 1999, March 2, 2001, March 7, 2001, and December 12, 2001, providing for such loans and pertaining to the exercise of options to purchase 117,428, 50,000, 50,000 and 108,200 shares of our common stock, respectively. In each case, we loaned Mr. Wilkus the full option exercise price, which ranged from $15.00 to $22.875 per share of our common stock, plus additional sums for the payment of taxes associated with the exercise of the options. The total amount loaned to Mr. Wilkus was $6,891,467. Each loan was full recourse to Mr. Wilkus for all amounts due under the loan and provided for the quarterly payment of interest with the full principal amount due at maturity, which was nine years from the date of each loan. The interest rate charged on the June 1999 loan was 5.27% per annum, the interest rate charged on each of the March 2001 loans was 4.98% per annum and the interest rate charged on the December 2001 loan was 3.91% per annum. Each loan was initially collateralized by a pledge of the shares of our common stock purchased with the loan. Mr. Wilkus pledged 852,456 additional shares of our common stock as collateral for certain of the loans in 2009. As required by the 1940 Act, each loan was required to be fully collateralized and to be due 60 days following termination of Mr. Wilkus’ employment with us.

In June 2008, Mr. Wilkus repaid in cash the June 1999 loan in full, which was in the amount of $1,868,518. In March 2009, as a result of the decline in the value of the collateral securing the remaining three loans, we foreclosed on the collateral securing the loans, which consisted of 1,060,656 shares of our common stock. Under the terms of the loan agreements, the foreclosures occurred automatically and extinguished the loans.

Since the July 30, 2002 enactment of Sarbanes-Oxley Act of 2002, neither American Capital nor any of its subsidiaries has made any loans to any of our executive officers or directors. The only other loans made prior to that date were loans similar to those noted above related to the exercise of options. Under the terms of the Sarbanes-Oxley Act of 2002, the loans to Mr. Wilkus were allowed to remain in effect in accordance with their then existing terms and conditions.

DIRECTOR INDEPENDENCE

We recognize the importance of strong independent leadership on the Board. We believe that our Board’s independent oversight continues to be substantial. Our Board of Directors has determined that all of the current directors, except Mr. Wilkus, are “independent” as defined in The NASDAQ Stock Market listing standards (the “NASDAQ listing standards”). Similarly, only

Mr. Wilkus is an “Interested Person” of American Capital under the 1940 Act. In addition, each of our Board’s Audit and Compliance Committee and Compensation and Corporate Governance Committee is composed entirely of independent directors. These independent committees of our Board also have the authority under their respective charters to hire independent advisors and consultants, at our expense, to assist them in performing their duties. Further, it is our Board’s policy as a matter of good corporate governance to have a majority of our independent directors annually elect a “lead independent director” to preside over regular meetings of the independent directors, without management or employee directors present, to facilitate the Board’s effective independent oversight of management.

Meetings of Disinterested Directors. Members of the Board of Directors who are not “Interested Persons” as defined in the 1940 Act have decided to hold quarterly meetings without persons who are members of management present. Each year, these directors designate a director who is “independent,” as defined in Rule 4200(a)(15) of the NASDAQ listing standards, to serve as the “lead independent director” and preside at these meetings. Presently, our disinterested directors meet quarterly and may hold additional meetings at the request of the lead independent director or another disinterested director. The designation of a lead independent director is for a one-year term and a lead independent director may not succeed himself or herself in that position. If the lead independent director is unavailable for a meeting, his or her immediate predecessor will serve as lead independent director for such meeting. At a meeting on February 11, 2010, Ms. Baskin was designated as the lead director for 2010.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP has served as our independent registered public accounting firm since 1993 and, at a meeting on February 24, 2010, the Audit and Compliance Committee approved the appointment of Ernst & Young LLP to audit our consolidated financial statements for the year ending December 31, 2010. This appointment is subject to ratification or rejection by the stockholders. Ernst & Young LLP has no financial interest in American Capital.

Ernst & Young LLP performed various audit and other services for us during 2009. The following presents a summary of the 2009 and 2008 fees billed by Ernst & Young LLP:

	2009	2008
Audit Fees	$3,711,985	$4,185,019
Audit-Related Fees	384,740	389,856
Tax Fees	—	24,170
All Other Fees	34,649	25,037

Total Fees	$4,131,374	$4,624,082

Audit Fees

“Audit Fees” relate to fees and expenses billed by Ernst & Young LLP for the annual audit, including the audit of our annual financial statements, audit of internal control over financial reporting, review of our quarterly financial statements, comfort letters and consents related to debt and stock issuances and security custody examinations.

Audit-Related Fees

“Audit-Related Fees” relate to fees billed for required agreed upon procedures related to our debt securitization transactions and accounting consultation.

Tax Fees

“Tax Fees” relate to fees billed for professional services for tax compliance.

All Other Fees

“All Other Fees” relate to fees billed for required agreed upon procedures related to funds managed by one of our portfolio companies.

All services rendered by Ernst & Young LLP were permissible under applicable laws and regulations, and were pre-approved by the Audit and Compliance Committee for 2009 in accordance with its pre-approval policy. The Audit and Compliance Committee has established a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditors. The policy requires the Audit and Compliance Committee to approve each audit or non-audit engagement or accounting project involving the independent auditors, and the related fees, prior to commencement of the engagement or project to make certain that the provision of such services does not impair the firm’s independence. Approval of such engagements may be provided in person at regularly scheduled meetings or, for certain services, by email upon the affirmative assent thereto by at least two members of the Audit and Compliance Committee so long as no member objects thereto. In the case of an objection, approval must then be obtained at an in person meeting of the Audit and Compliance Committee. Pre-approval is not required for audit or non-audit services that result in a de minimis amount of $10,000 or less, although such services are reported to the Audit and Compliance Committee promptly thereafter. In addition, pursuant to the policy, pre-approval is not required for additional non-audit services if such services result in a de minimis amount of less than 5% of the total annual fees paid by us to the independent auditor during the fiscal year in which the non-audit services are provided, were not recognized by us at the time of engagement to be non-audit services and are reported to the Audit and Compliance Committee promptly thereafter and approved prior to the completion of the audit.

Our portfolio companies may engage Ernst & Young LLP to perform audit and other services. We do not participate in the selection or appointment of Ernst & Young LLP by our portfolio companies.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on March 1, 2010.

(a)(3)	Exhibits.

The documents set forth below are filed herewith or incorporated by reference.

Exhibit	Description

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

Exhibit	Description

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

††10.31.

Form of Amended and Restated American Capital Performance Incentive Plan, as adopted April 1, 2009, incorporated herein by reference to Exhibit 10.31 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

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

†*10.34.

Amended and Restated American Capital Strategies Employee Investment and Stock Ownership Plan, effective as of January 1, 2000; Amended and Restated American Capital Strategies, Ltd. 401(k) Plan, effective as of January 1, 2009, incorporated herein by reference to Exhibit 10.34 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

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

Exhibit	Description

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

Exhibit	Description

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

*10.59.

Lock Up Agreement, dated November 20, 2009, by and among American Capital, Ltd. and the lenders under the Credit Agreement dated as of May 16, 2007, with Wachovia Bank, NA, as administrative agent, incorporated herein by reference to Exhibit 10.59 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

*10.60.

First Amendment to American Capital, Ltd. Lock Up Agreement, dated January 28, 2010, by and among American Capital, Ltd. and the creditors party thereto, incorporated herein by reference to Exhibit 10.60 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

*12.1.	Ratio of Earnings to Fixed Charges, incorporated herein by reference to Exhibit 12.1 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

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

*21.

Subsidiaries of the Company and jurisdiction of incorporation, incorporated herein by reference to Exhibit 21 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

*23.	Consent of Ernst & Young LLP, incorporated herein by reference to Exhibit 23 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

Exhibit	Description

*24.	Powers of Attorneys of directors and officers, incorporated herein by reference to Exhibit 24 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 32 of Form 10-K for the year ended December 31, 2009 (File No. 814-00149), filed March 1, 2010.

*	Fully or partly previously filed
†	Management contract or compensatory plan or arrangement
(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/S/ JOHN R. ERICKSON
John R. Erickson
Chief Financial Officer

Date: April 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 12, 2010
Malon Wilkus

/S/ JOHN R. ERICKSON	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2010
John R. Erickson

*	Director	April 12, 2010
Mary C. Baskin

*	Director	April 12, 2010
Neil M. Hahl

*	Director	April 12, 2010
Philip R. Harper

*	Director	April 12, 2010
John A. Koskinen

*	Director	April 12, 2010
Stan Lundine

*	Director	April 12, 2010
Kenneth D. Peterson, Jr.

*	Director	April 12, 2010
Alvin N. Puryear

*By:	/S/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact