Form 10-Q
period 2010-03-31
AMERICAN CAPITAL, LTD
filed 2010-05-10
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2010, was 339,630,900.

AMERICAN CAPITAL, LTD.

Item 1. Financial Statements

AMERICAN CAPITAL, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Investments at fair value (cost of $9,013 and $9,158, respectively)
Non-Control/Non-Affiliate investments (cost of $4,824 and $4,839, respectively)	$3,143	$3,036
Affiliate investments (cost of $325 and $251, respectively)	217	204
Control investments (cost of $3,864 and $4,068, respectively)	2,338	2,335

Total investments at fair value	5,698	5,575
Cash and cash equivalents	820	835
Restricted cash and cash equivalents	79	96
Interest receivable	39	38
Derivative agreements at fair value	2	1
Other	119	127

Total assets	$6,757	$6,672

Liabilities and Shareholders’ Equity
Debt ($2,567 and $2,666 due within one year, respectively)	$4,026	$4,142
Derivative agreements at fair value	109	102
Other	96	99

Total liabilities	4,231	4,343

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 292.9 and 292.9 issued and 281.3 and 280.9 outstanding, respectively	3	3
Capital in excess of par value	6,745	6,735
Distributions in excess of net realized earnings	(786)	(709)
Net unrealized depreciation of investments	(3,436)	(3,700)

Total shareholders’ equity	2,526	2,329

Total liabilities and shareholders’ equity	$6,757	$6,672

Net Asset Value Per Common Share	$8.98	$8.29

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Operating Income
Interest and dividend income
Non-Control/Non-Affiliate investments	$93	$124
Affiliate investments	8	9
Control investments	49	46

Total interest and dividend income	150	179

Fee income
Non-Control/Non-Affiliate investments	4	4
Control investments	10	12

Total fee income	14	16

Total operating income	164	195

Operating Expenses
Interest	57	52
Salaries, benefits and stock-based compensation	34	53
General and administrative	24	26

Total operating expenses	115	131

Net Operating Income	49	64

Net gain on extinguishment of debt	—	12

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	(40)	2
Affiliate investments	—	(5)
Control investments	(67)	(76)
Foreign currency transactions	(3)	(2)
Derivative and option agreements	(16)	(50)

Total net realized loss on investments	(126)	(131)

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	357	(525)
Foreign currency translation	(87)	(69)
Derivative and option agreements and other	(6)	102

Total net unrealized appreciation (depreciation) of investments	264	(492)

Total net gain (loss) on investments	138	(623)

Net Increase (Decrease) in Net Assets Resulting from Operations (“Net Earnings (Loss)”)	$187	$(547)

Net Operating Income Per Common Share
Basic	$0.17	$0.31
Diluted	$0.17	$0.31
Net Earnings (Loss) Per Common Share
Basic	$0.66	$(2.65)
Diluted	$0.65	$(2.65)
Weighted Average Shares of Common Stock Outstanding
Basic	283.7	206.6
Diluted	286.0	206.6
Dividends Declared Per Common Share	$—	$—

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Operations
Net operating income	$49	$64
Net gain on extinguishment of debt	—	12
Net realized loss on investments	(126)	(131)
Net unrealized appreciation (depreciation) of investments	264	(492)

Net earnings (loss)	187	(547)

Capital Share Transactions
Issuance of common stock	—	25
Stock-based compensation	10	17
Other	—	4

Net increase in net assets resulting from capital share transactions	10	46

Total increase (decrease) in net assets	197	(501)
Net assets at beginning of period	2,329	3,155

Net assets at end of period	$2,526	$2,654

Net asset value per common share	$8.98	$12.32

Common shares outstanding at end of period	281.3	215.4

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net earnings (loss)	$187	$(547)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net unrealized (appreciation) depreciation of investments	(264)	492
Net realized loss on investments	126	131
Net gain on extinguishment of debt	—	(12)
Accrued payment-in-kind interest and dividends on investments	(46)	(26)
Amortization of deferred finance costs, premiums and discounts	2	3
Depreciation of property and equipment	5	3
Stock-based compensation	10	17
Increase in interest receivable	(3)	—
Decrease in other assets	8	—
Decrease in other liabilities	(5)	(29)
Other	1	(1)

Net cash provided by operating activities	21	31

Investing Activities
Purchases of investments	(99)	(51)
Repayments from (fundings on) portfolio company revolving credit facility investments, net	13	(61)
Principal repayments	97	52
Proceeds from loan syndications and loan sales	15	8
Collection of payment-in-kind notes and dividends and accreted loan discounts	2	4
Proceeds from sales of equity investments	49	15
Capital expenditures for property and equipment	(1)	(1)
Termination of European Capital Limited put option agreement	—	(65)
Other	(16)	(14)

Net cash provided by (used in) investing activities	60	(113)

Financing Activities
Payments on issuance of notes payable from asset securitizations	(113)	(27)
Decrease in debt service escrows	17	3
Other	—	(15)

Net cash used in financing activities	(96)	(39)

Net decrease in cash and cash equivalents	(15)	(121)
Cash and cash equivalents at beginning of period	835	209

Cash and cash equivalents at end of period	$820	$88

Non-cash Financing Activities
Issuance of common stock in conjunction with acquisition of European Capital Limited	$—	$25

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Per Share Data
Net asset value at beginning of the period	$8.29	$15.41

Net operating income(1)	0.17	0.31
Net gain on extinguishment of debt(1)	—	0.05
Net realized loss on investments(1)	(0.44)	(0.63)
Net unrealized appreciation (depreciation) on investments(1)	0.93	(2.38)

Net increase (decrease) in net assets resulting from operations(1)	0.66	(2.65)
Issuance of common stock(2)	—	(0.70)
Other, net(3)	0.03	0.26

Net asset value at end of period	$8.98	$12.32

Ratio/Supplemental Data
Per share market value at end of period	$5.08	$1.87
Total investment return (loss)(4)	108.20%	(42.28)%
Shares outstanding at end of period	281.3	215.4
Net assets at end of period	$2,526	$2,654
Average net assets(5)	$2,428	$2,905
Average debt outstanding(6)	$4,076	$4,401
Average debt outstanding per common share(1)	$14.37	$21.30
Ratio of operating expenses to average net assets(7)	18.95%	18.04%
Ratio of operating expenses, net of interest expense, to average net assets(7)	9.56%	10.88%
Ratio of interest expense to average net assets(7)	9.39%	7.16%
Ratio of net operating income to average net assets(7)	8.07%	8.81%

(1)	Weighted average basic per share data.
(2)	For the three months ended March 31, 2009, represents the issuance of common stock in conjunction with the acquisition of European Capital Limited (“European Capital”).
(3)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the issuance of common stock through a shareholder distribution, the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the purchase of treasury stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	Total investment return (loss) is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan.
(5)	Based on the average of net assets as of the beginning and end of each period presented.
(6)	Based on a daily weighted average balance of debt outstanding during the period.
(7)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

NON-CONTROL / NON-AFFILIATE INVESTMENTS
AFA Investment Inc.	Food Products	Senior Debt	12.5%	2/15		$4.7	$3.9	$3.9
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		67.1	66.4	67.1
		Convertible Preferred Stock			70,752		92.8	101.2
		Common Stock(1)			17,687,156		17.7	19.8
							176.9	188.1
Algoma Holding Company	Building Products	Subordinated Debt(7)	12.7%	4/13		15.3	15.2	15.0
American Acquisition, LLC	Capital Markets	Senior Debt	14.8%	12/12		14.8	14.5	12.7
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.6	12.1
Aspect Software	IT Services	Senior Debt(7)	7.3%	7/12		20.0	19.9	17.1
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.6	17.5	17.6
		Subordinated Debt(7)	18.5%	1/15		23.7	23.5	23.7
		Convertible Preferred Stock(1)			148,742		24.3	2.1
		Common Stock(1)			7,829		1.3	—
							66.6	43.4
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		5.7	5.7	5.3
BBB Industries, LLC	Auto Components	Senior Debt(7)	5.7%	6/14		21.2	21.2	18.6
Berry-Hill Galleries, Inc.	Distributors	Senior Debt	13.7%	6/10		8.2	8.2	7.8
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest					2.5	2.5
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.2%	9/14		30.0	29.8	21.6
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	5.5%	10/13		15.0	15.0	11.6
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	7.2%	5/11		16.5	13.0	16.8
		Redeemable Preferred Stock(1)			21,215		42.7	—
							55.7	16.8
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	1/13		48.7	48.3	48.7
		Subordinated Debt(7)	15.0%	1/15-1/16		55.0	54.6	55.0
		Redeemable Preferred Stock			15,000		18.4	18.5
		Convertible Preferred Stock(1)			776,800		77.7	27.1
		Common Stock(1)			194,200		19.4	—
							218.4	149.3
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	12.0%	3/12-4/13		53.5	53.1	49.4
		Common Stock(1)			583		0.6	0.2
							53.7	49.6
Compusearch Holdings Company, Inc.	Software	Subordinated Debt(7)	12.0%	7/12		12.6	12.5	12.6
		Convertible Preferred Stock(1)			23,342		0.9	2.7
							13.4	15.3
Contec, LLC	Household Durables	Subordinated Debt(7)	14.0%	9/15-9/16		135.0	133.8	119.2
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt	6.9%	2/12		22.0	20.5	14.1
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		19.2	19.1	19.2
		Redeemable Preferred Stock			26,613		20.0	37.0
		Convertible Preferred Stock(1)			29,569		3.0	3.5
		Common Stock Warrants(1)			89,020		16.9	1.0
							59.0	60.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Direct Marketing International LLC	Media	Subordinated Debt(7)	15.2%	7/12		30.5	30.3	27.0
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.7%	11/13-11/15		41.5	41.3	41.5
		Subordinated Debt(6)(7)	3.7%	11/16		27.2	25.6	4.7
		Convertible Preferred Stock(1)			389,759		40.5	—
		Common Stock(1)			97,440		10.1	—
							117.5	46.2
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.3	1.3
		Common Units(1)			3,830,068		0.7	2.0
							2.0	3.3
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt(7)	14.0%	11/13		13.2	13.1	13.2
		Subordinated Debt(6)(7)	15.5%	11/14		13.7	11.8	3.1
		Redeemable Preferred Stock(1)			919		0.9	—
		Convertible Preferred Stock(1)			861,364		20.9	—
							46.7	16.3
FCC Holdings, LLC	Commercial Banks	Subordinated Debt	15.1%	12/12		75.0	74.6	71.7
Ford Motor Company(2)	Automobiles	Senior Debt	3.3%	12/13		7.9	7.7	7.7
FPI Holding Corporation	Food Products	Senior Debt	8.6%	11/10-5/11		12.2	12.1	12.2
		Senior Debt(6)	13.9%	5/13-6/15		23.2	22.4	4.9
		Subordinated Debt(6)	21.6%	6/15-5/16		24.5	17.3	—
		Redeemable Preferred Stock(1)			4,469		39.1	—
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							120.0	17.1
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	1/14		7.3	7.3	3.9
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.7%	10/14		3.3	3.3	1.2
Hoppy Holdings, Corp.	Auto Components	Subordinated Debt(7)	15.1%	7/12		39.4	39.2	38.7
		Redeemable Preferred Stock			2,915		7.2	7.0
							46.4	45.7
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		40.1	39.8	39.1
Innova-Extel Acquisition Holdings, Inc.	Software	Senior Debt(7)	7.7%	4/13		11.5	11.4	11.5
		Subordinated Debt(7)	15.0%	3/14		18.3	18.1	18.3
		Convertible Preferred Stock			14,283		23.8	25.7
							53.3	55.5
Inovis International, Inc.	Software	Senior Debt(7)	16.0%	8/10		89.6	89.6	89.6
Intergraph Corporation	Software	Senior Debt(7)	6.3%	12/14		3.0	3.0	2.8
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	11.5%	12/13		25.0	24.8	25.0
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	13.1
Jones Stephens Corp.(8)	Building Products	Subordinated Debt(6)(7)	13.0%	9/13		11.6	11.1	6.0
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)	5.2%	12/14		19.7	19.7	12.7
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt	8.0%	8/13-8/14		3.6	3.2	3.3
		Subordinated Debt(7)	14.0%	8/15-8/16		44.8	44.4	39.4
							47.6	42.7
LCW Holdings, LLC	Real Estate	Senior Debt	6.7%	10/12		32.3	31.6	30.5
		Warrant(1)			12.5%		0.8	3.5
							32.4	34.0
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	5.8%	1/15		28.5	28.5	22.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LN Acquisition Corp.	Machinery	Senior Debt(7)	6.0%	1/15		21.5	21.6	15.4
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.3%	6/11-11/11		128.4	127.3	128.4
		Subordinated Debt(7)	13.8%	7/11-5/12		53.4	53.1	53.4
		Convertible Preferred Stock			435,724		56.2	105.7
		Common Stock(1)			24,503		2.8	3.6
		Common Stock Warrants(1)			222,156		18.6	31.8
							258.0	322.9
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.6%	3/15		5.0	5.0	3.3
National Processing Company Group, Inc.	IT Services	Senior Debt(7)	10.8%	9/14		53.0	52.8	45.0
NBD Holdings Corp.	Diversified Financial Services	Subordinated Debt(7)	14.0%	8/13		47.1	46.7	47.1
		Convertible Preferred Stock			84,174		11.5	11.5
		Common Stock(1)			633,408		0.1	1.5
							58.3	60.1
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt	7.7%	10/15		4.4	4.5	3.8
Nivel Holdings, LLC	Distributors	Senior Debt(7)	11.2%	10/12-10/13		61.4	61.0	58.5
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	7.3%	4/13-4/14		176.7	175.5	139.6
		Senior Debt(6)	10.0%	4/14		162.5	118.6	34.6
		Subordinated Debt(6)	9.8%	4/14		68.1	49.9	—
							344.0	174.2
Pan Am International Flight Academy, Inc.	Professional Services	Subordinated Debt(6)(7)	18.0%	7/13		34.6	24.8	20.2
		Convertible Preferred Stock(1)			8,234		8.2	—
							33.0	20.2
PaR Systems, Inc.	Machinery	Senior Debt	3.3%	7/13		3.9	3.8	3.2
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)			173,060		6.4	—
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	13.0%	12/13		24.2	24.2	24.4
		Subordinated Debt(7)	18.0%	12/13		19.2	19.2	18.2
		Common Stock Warrants(1)			5,000,000		—	0.8
							43.4	43.4
Qioptiq S.A.R.L.(3)	Electronic Equipment, Instruments & Components	Subordinated Debt	10.0%	3/18		31.3	31.1	29.8
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	6.8%	12/13-12/14		20.4	20.1	16.3
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	16.2%	10/14-11/15		100.1	99.4	100.1
		Convertible Preferred Stock(1)			1,541		164.1	48.2
		Common Stock(1)			15,414		1.5	—
							265.0	148.3
Roark—Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	—
Scanner Holdings Corporation	Computers & Peripherals	Subordinated Debt(7)	14.0%	6/14		17.1	17.0	17.1
		Convertible Preferred Stock(1)			77,640,000		7.8	15.0
		Common Stock(1)			78,242		0.1	—
							24.9	32.1
Seroyal Holdings, L.P.(3)	Pharmaceuticals	Redeemable Preferred Units			32,462		0.8	0.9
		Common Units(1)			95,280		0.8	1.1
		Common Unit Warrants(1)			41,661		0.1	0.4
							1.7	2.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Soil Safe Holdings, LLC	Professional Services	Senior Debt	9.7%	8/13-8/14		40.7	40.4	38.3
		Subordinated Debt(7)	16.3%	8/15-8/17		64.1	63.6	54.0
							104.0	92.3
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt	11.0%	6/14		58.3	57.9	58.3
		Subordinated Debt(7)	15.3%	6/15-6/16		52.0	51.5	52.0
		Convertible Preferred Stock(1)			84,043		40.8	31.2
							150.2	141.5
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	6.7%	8/14		12.1	12.0	12.1
		Senior Debt(6)(7)	7.4%	8/14		35.9	35.6	11.9
							47.6	24.0
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock			376		0.5	0.5
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	8.2%	5/13		82.0	81.3	58.2
		Subordinated Debt(6)	17.5%	10/13		53.4	38.3	38.7
							119.6	96.9
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.0%	6/15		52.7	52.4	39.5
triVIN Holdings, Inc.	IT Services	Subordinated Debt(7)	15.0%	6/14-6/15		20.6	20.4	20.6
		Convertible Preferred Stock(1)			247,000,000		29.4	28.6
		Common Stock(1)			6,319,923		6.3	—
							56.1	49.2
Tyden Cayman Holdings Corp.	Electronic Equipment, Instruments & Components	Common Stock(1)			3,072,494		3.5	4.1
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.2%	9/13-9/14		4.0	3.9	4.0
		Subordinated Debt(7)	14.6%	7/14-9/15		91.4	91.7	91.4
		Convertible Preferred Stock(1)			2,008,575		216.3	63.1
		Common Stock(1)			502,144		49.8	—
							361.7	158.5
WWC Acquisitions, Inc.	Professional Services	Senior Debt(7)	7.0%	12/11-12/13		34.0	33.7	26.3

CMBS AND REAL ESTATE CDO INVESTMENTS
ACAS CRE CDO 2007-1, Ltd	Real Estate	Class C through Class K Notes(1)	6.4%	7/16-2/21		$242.2	$170.5	$—
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	2/17-2/18		12.4	4.8	1.4
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.7%	4/17		14.0	8.8	—
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	12/17		14.8	10.6	1.7
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	7/17		175.6	81.0	11.5
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.2%	10/17		11.1	8.5	0.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.1%	11/37- 11/40		24.0	8.4	1.0
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.6%	7/17		13.2	10.7	—
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	8/17		20.8	12.7	5.7
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	12/19		37.0	31.0	0.6
GS Mortgage Securities Trust 2007-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.7%	7/17		63.7	52.7	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		87.2	55.7	0.8
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	8/17		36.6	23.1	4.7
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	7/23-7/24		19.4	7.5	1.9
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.8%	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	8/17		32.8	19.9	3.6
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	5/17		20.0	12.0	3.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	10/17		160.5	74.8	4.5
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates	5.3%	10/17-9/24		96.2	43.0	5.3
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	11/16		5.0	3.1	0.3

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes				$8.5	$8.3	$4.0
		Subordinated Notes				25.9	20.9	13.8
							29.2	17.8
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes				20.0	18.3	7.3
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares			6,241		4.8	2.2
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities			13,796		5.4	4.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes				15.0	14.0	9.7
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes				2.0	1.6	1.0
Cent CDO 12 Limited	Diversified Financial Services	Income Notes				26.4	19.9	14.5
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes				5.0	3.0	2.6
Champlain CLO	Diversified Financial Services	Preferred Securities			1,000,000		0.7	0.4
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)			360		6.7	0.4
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares			34,170,000		25.0	10.2
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities			3,089,177		2.9	0.4
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes				15.0	13.9	4.8
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities			5,750,000		2.2	1.9
Flagship CLO V	Diversified Financial Services	Deferrable Notes				1.7	1.3	0.9
		Subordinated Securities			15,000		12.0	7.3
							13.3	8.2
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes(1)				4.0	2.4	0.5
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes				6.7	7.1	1.3
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes				9.0	7.2	4.0
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.5	3.7
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	13.1	5.2
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		7.5	5.5
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities			5,000,000		1.9	1.6
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	14.2	1.2
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			20,000,000		15.4	7.8
Subtotal Non-Control / Non-Affiliate Investments (55% of total investments at fair value)							$4,824.3	$3,143.4

AFFILIATE INVESTMENTS
American Capital Agency Corp(2)	Real Estate Investment Trusts	Common Stock			2,500,100		$50.0	$64.0
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$6.5	6.4	5.1
		Redeemable Preferred Stock(1)			859		1.6	0.2
		Common Stock(1)			3,061		5.0	—
							13.0	5.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Comfort Co., Inc.	Household Durables	Senior Debt	11.5%	3/12-3/15		12.6	12.5	10.0
		Common Stock(1)			110,365		11.8	5.9
							24.3	15.9
Egenera, Inc.	Computers & Peripherals	Subordinated Debt(6)	15.0%	12/10		4.0	3.2	2.1
		Redeemable Preferred Stock(1)			523,040		0.4	—
		Common Stock(1)			8,046,865		25.0	—
							28.6	2.1
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			5,592,367		8.9	10.4
IEE Holding 1 S.A.(3)	Auto Components	Common Stock(1)			250,000		4.5	—
IS Holdings I, Inc.	Software	Redeemable Preferred Stock(1)			1,297		1.8	1.9
		Common Stock(1)			1,165,930		—	7.1
							1.8	9.0
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		21.0	18.5	8.4
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			31,835,900		9.2	4.9
		Preferred Stock Warrants(1)			9,567,232		0.1	1.4
							9.3	6.3
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)			4,213		2.7	3.3
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7)	17.1%	7/13		37.0	36.8	36.9
		Redeemable Preferred Units(1)			3,150,000		3.1	—
		Common Units(1)			350,000		0.4	—
							40.3	36.9
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7)	13.0%	11/12		13.0	13.0	10.5
		Convertible Preferred Stock(1)			7,075		0.7	1.7
		Common Stock(1)			40,688		0.6	—
							14.3	12.2
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt(7)	18.5%	8/12		20.8	20.8	21.0
		Common Stock(1)			7,000		7.0	7.9
							27.8	28.9
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt	3.8%	2/15		10.2	6.8	5.0
		Subordinated Debt(6)	11.0%	2/17		26.4	19.1	5.4
		Common Membership Interest(1)			12.8%		13.8	—
		Preferred Membership Interest(1)					37.8	—
							77.5	10.4
WFS Holding, LLC	Software	Preferred Interest			20,403,772		3.1	3.8
Subtotal Affiliate Investments (4% of total investments at fair value)							$324.6	$216.9

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)			589		$15.1	$1.4
ACAS Real Estate Holdings Corporation	Real Estate	Subordinated Debt(6)	15.0%	5/16		$4.2	3.7	4.1
		Common Stock(1)			100%		11.5	0.6
							15.2	4.7
American Capital, LLC	Capital Markets	Common Membership Interest(1)			100%		75.0	60.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
American Driveline Systems, Inc.	Diversified Consumer Services	Subordinated Debt(7) Redeemable Preferred Stock(7)		12/14-12/15		42.5	42.1	42.5
					403,357		33.0	48.7
		Common Stock(1)			128,681		10.8	2.9
		Common Stock Warrants(1)			204,663		17.3	4.6
							103.2	98.7
Aptara, Inc.	IT Services	Senior Debt	11.5%	2/11		3.0	3.0	3.0
		Subordinated Debt(7)	16.9%	2/11		58.7	58.4	60.7
		Redeemable Preferred Stock			15,107		14.1	21.0
		Convertible Preferred Stock(1)			2,549,410		8.8	—
		Preferred Stock Warrants(1)			230,681		1.0	—
							85.3	84.7
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)			8,500,100		0.9	—
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	5/11		17.5	17.4	7.1
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)			11,532,842		12.4	23.2
Core Financial Holdings, LLC	Diversified Financial Services	Subordinated Debt	13.6%	4/14-5/15		37.8	37.5	37.5
		Common Units(1)			57,940,360		54.4	23.7
							91.9	61.2
Creditcards.com, Inc.	Internet Software & Services	Senior Debt(7)	13.9%	6/13-10/13		80.7	80.3	80.7
		Subordinated Debt(7)	19.0%	10/14		16.2	16.2	16.2
		Redeemable Preferred Stock(1)			257,510		53.6	22.3
		Common Stock(1)			176,430,690		2.4	—
							152.5	119.2
ECA Acquisition Holdings, Inc	Health Care Equipment & Supplies	Subordinated Debt(7)	16.5%	12/14		13.6	13.5	13.6
		Common Stock(1)			583		11.1	15.2
							24.6	28.8
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.7%	7/13		9.6	9.6	9.6
		Subordinated Debt	7.5%	7/13		4.1	4.0	4.1
		Subordinated Debt(6)	8.2%	7/13		12.3	10.0	0.3
		Redeemable Preferred Stock(1)			21,113		8.9	—
		Convertible Preferred Stock(1)			7,929		6.0	—
		Common Stock(1)			11,261		1.1	—
		Common Stock Warrants(1)			1,078,792		13.1	—
							52.7	14.0
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	8.7%	5/11		15.9	11.6	—
		Convertible Preferred Stock(1)			233,201		11.4	—
							23.0	—
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt	7.4%	9/10		113.3	113.0	113.3
		Ordinary Shares(1)			431,895,528		1,267.3	278.4
							1,380.3	391.7
European Touch, LTD. II	Leisure Equipment & Products	Senior Debt	8.3%	8/11-1/12		0.5	0.5	0.5
		Subordinated Debt(6)	16.0%	1/11		19.7	13.5	1.8
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							18.9	2.3
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt	8.0%	1/17		44.7	44.4	44.7
		Common Membership Units(1)			58,297		44.5	7.8
							88.9	52.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.0	39.8	40.0
		Subordinated Debt(7)	18.5%	4/14-10/14		31.6	31.4	31.5
		Subordinated Debt(6)	22.5%	10/14		14.0	8.7	8.5
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							96.1	80.0
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)			31,250		8.1	3.5
Fosbel Global Services (LUXCO) S.C.A.(3)	Commercial Services & Supplies	Subordinated Debt(7)	17.3%	12/13		24.6	24.4	24.7
		Subordinated Debt(6)	20.0%	12/14		22.7	15.1	16.4
		Redeemable Preferred Stock(1)			18,449,456		18.5	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							61.2	41.1
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt	4.0%	10/13		10.8	10.8	10.8
		Redeemable Preferred Stock			115,538		16.3	16.3
		Convertible Preferred Stock(1)			59,250		59.2	29.6
							86.3	56.7
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	6.7%	4/11-5/11		11.2	11.2	11.2
		Subordinated Debt	15.0%	5/12		10.5	9.2	10.1
		Redeemable Preferred Stock(1)			14,042,095		12.8	—
		Common Stock(1)			6,088,229		2.3	—
							35.5	21.3
Future Food, Inc.	Food Products	Senior Debt	5.2%	8/10		17.0	17.0	11.8
		Common Stock(1)			64,917		13.0	—
		Common Stock Warrants(1)			6,500		1.3	—
							31.3	11.8
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.8%	1/11-10/11		16.2	16.2	16.2
		Senior Debt(6)	12.7%	10/11		5.5	4.7	3.6
		Subordinated Debt(6)	24.5%	10/12		13.1	6.8	—
		Convertible Preferred Stock(1)			4,000		1.0	—
		Common Stock(1)			2.5%		0.7	—
							29.4	19.8
Halex Holdings Inc.	Construction Materials	Senior Debt(6)	7.0%	9/11		11.2	9.8	6.0
		Redeemable Preferred Stock(1)			23,737,746		30.8	—
							40.6	6.0
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	4.5%	12/10		8.8	8.8	6.1
		Convertible Preferred Stock(1)			10,196		2.9	—
		Common Stock(1)			14,250		4.8	—
							16.5	6.1
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/12-1/14		3.1	3.0	3.1
		Senior Debt(6)(7)	12.3%	1/14		11.7	11.6	1.0
		Subordinated Debt(6)	18.9%	1/14		12.1	8.7	—
		Common Unit Warrants(1)			500,000		0.2	—
							23.5	4.1
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)	12.3%	4/12		2.2	—	1.1
		Redeemable Preferred Stock(1)			13,709		9.2	—
							9.2	1.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt	10.5%	12/14		19.1	19.1	19.1
		Subordinated Debt	8.0%	12/14		40.6	40.5	40.6
		Redeemable Preferred Stock(1)			6,160		4.2	7.4
		Convertible Preferred Stock(1)			15,797		12.2	—
		Common Stock(1)			14,000		1.4	—
		Common Stock Warrants(1)			464,242		2.9	—
							80.3	67.1
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.2%	8/12		4.4	4.4	4.4
		Subordinated Debt (7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)			7,496		8.1	4.7
							18.0	14.6
LVI Holdings, LLC	Professional Services	Senior Debt	7.2%	6/10		2.7	2.7	2.8
		Subordinated Debt(6)(7)	18.0%	2/13		12.3	10.2	5.0
							12.9	7.8
Medical Billing Holdings, Inc.	IT Services	Subordinated Debt(7)	15.0%	9/13		11.1	10.9	11.1
		Convertible Preferred Stock(1)			13,199,000		13.2	7.4
		Common Stock(1)			3,299,582		3.3	—
							27.4	18.5
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)			100		8.3	5.1
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		6.7	0.3
MW Acquisition Corporation	Health Care Providers & Services	Subordinated Debt(7)	16.3%	2/13-2/14		26.1	25.9	25.5
		Redeemable Preferred Stock			2,485		1.0	1.0
		Convertible Preferred Stock(1)			38,016		13.5	12.3
							40.4	38.8
NECCO Holdings, Inc.	Food Products	Senior Debt(6)	13.5%	12/12		4.2	3.7	0.9
		Common Stock(1)			760,869		0.1	—
							3.8	0.9
NECCO Realty Investments, LLC	Real Estate	Senior Debt(7)	14.0%	12/17		40.3	39.7	40.3
		Common Membership Units(1)			7,000		4.8	1.4
							44.5	41.7
Paradigm Precision Holdings, LLC	Aerospace & Defense	Subordinated Debt	17.0%	8/14		59.4	59.0	59.4
		Subordinated Debt(6)	20.0%	8/14-10/14		71.7	54.1	0.8
		Common Membership Units(1)			478,488		17.5	—
							130.6	60.2
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	5.9%	12/11-12/12		16.8	16.6	12.3
		Subordinated Debt(6)	17.0%	12/14		10.1	7.3	—
		Common Stock(1)			367,881		4.2	—
							28.1	12.3
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt(7)	12.0%	6/12		10.4	10.3	10.4
		Subordinated Debt(7)	17.7%	6/13		25.0	24.8	25.0
		Redeemable Preferred Stock			36,267		41.7	53.3
		Common Stock(1)			40,295		3.9	3.9
		Common Stock Warrants(1)			116,065		11.6	11.3
							92.3	103.9
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt	8.2%	4/10		7.4	7.4	7.4
		Common Stock			583		20.5	—
							27.9	7.4
Sixnet Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.1%	6/12-6/13		37.2	37.0	36.4
		Convertible Preferred Stock(1)			94		0.5	0.7
		Membership Units(1)			446		5.6	3.1
							43.1	40.2

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.3%	7/14		5.9	5.9	5.9
		Subordinated Debt(7)	12.5%	6/15		126.0	125.2	126.1
		Convertible Preferred Stock(1)			1,101,673		131.6	128.1
		Common Stock(1)			275,419		27.5	—
							290.2	260.1
Specialty Brands of America, Inc.	Food Products	Subordinated Debt(7)	14.0%	5/14		35.0	34.7	35.0
		Redeemable Preferred Stock			122,017		9.6	15.3
		Common Stock(1)			128,175		2.3	18.0
		Common Stock Warrants(1)			56,819		1.4	8.0
							48.0	76.3
Spring Air International, LLC	Household Durables	Common Membership Units(1)			49%		2.7	0.4
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(6)	6.5%	12/12-12/13		21.8	16.0	13.3
		Preferred Units(1)			20,000		19.3	—
		Preferred Unit Warrants(1)			490,000		2.0	—
							37.3	13.3
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt	4.5%	10/10-2/11		0.8	0.8	0.8
		Senior Debt(6)	10.7%	2/12		5.1	4.2	3.8
		Redeemable Preferred Stock(1)			301,556		7.9	—
		Common Stock Warrants(1)			6,862		0.2	—
							13.1	4.6
Unwired Holdings, Inc.	Household Durables	Senior Debt	4.9%	6/10-6/11		1.6	1.6	1.6
		Senior Debt(6)	8.4%	6/11		11.7	7.6	10.8
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							25.1	12.4
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	10/13-10/14		20.2	20.0	20.2
		Common Stock(1)			19,780		24.7	46.4
							44.7	66.6
Warner Power, LLC	Electrical Equipment	Subordinated Debt(6)(7)	12.6%	11/10		5.0	5.0	1.7
		Redeemable Preferred Membership Units(1)			3,796,269		3.0	—
		Common Membership Units(1)			27,400		1.9	—
							9.9	1.7
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		110.5	109.9	110.5
		Convertible Preferred Stock			703,406		91.0	139.0
		Common Stock(1)			175,852		17.6	29.6
							218.5	279.1
WSACS RR Holdings, LLC	Real Estate	Common Membership Units(1)			3,384,615		3.4	—

CDO/ CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		12.2	2.2
Subtotal Control Investments (41% of total investments at fair value)							$3,864.4	$2,337.8
Total Investment Assets							$9,013.3	$5,698.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(in millions, except share data)

Counterparty	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Balance Differential Swap – Pay Fixed/ Receive Floating	LIBOR/5.1%	8/19	1	13.7	—	2.1
Subtotal Derivative Assets						$—	$2.1

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	4.8%/LIBOR	4/12-11/19	4	462.2	—	(28.1)
BMO Financial Group	Interest Rate Swap – Pay Fixed/ Receive Floating	5.4%/LIBOR	2/13-8/17	5	368.6	—	(34.6)
Wachovia Bank, N.A.	Interest Rate Swap – Pay Fixed/ Receive Floating	4.9%/LIBOR	1/14-8/19	3	323.3	—	(28.6)
UniCredit Group	Interest Rate Swap – Pay Fixed/ Receive Floating	5.7%/LIBOR	7/17	1	66.0	—	(9.0)
Citibank, N.A.	Balance Differential Swap – Pay Fixed/ Receive Floating	5.2%/LIBOR	11/19	1	50.2	—	(4.4)
Fortis Financial Services LLC	Interest Rate Swap – Pay Fixed/ Receive Floating	5.7%/LIBOR	7/17	1	22.3	—	(3.1)
Citibank, N.A.	Foreign Exchange Swap – Pay Euros/ Receive GBP		2/11	1		—	(1.1)
Subtotal Derivative Liabilities						$—	$(108.9)
Total Derivative Agreements, Net						$—	$(106.8)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(9)
Federated Tax-Free Obligations Fund	$76.0	$76.0
AIM STIT—Liquid Assets Portfolio	69.5	69.5
Federated Government Obligations Fund	53.5	53.5
Fidelity Institutional Money Market Funds—Money Market Portfolio	47.4	47.4
Dreyfus Cash Advantage Fund	44.3	44.3
BlackRock Cash Funds—Prime	44.2	44.2
BlackRock Liquidity Funds TempFund Portfolio	43.8	43.8
Dreyfus Institutional Reserves Money Fund	43.2	43.2
Federated Prime Cash Obligations Fund	42.9	42.9
Fidelity Institutional Money Market Funds—Prime Money Market Portfolio	42.9	42.9
Dreyfus Government Cash Management	40.5	40.5
Federated Prime Obligations Fund	37.5	37.5
Goldman Sachs Financial Square Funds—Prime Obligations Fund	37.0	37.0
Goldman Sachs Financial Square Fund—Money Market Fund	34.1	34.1
First American Prime Obligations Fund	30.3	30.3
Fidelity Institutional Money Market Funds—Government Portfolio	9.9	9.9
Goldman Sachs Financial Square Funds—Government Fund	2.0	2.0
First American Government Obligations Fund	1.6	1.6
AIM STIT-STIC Prime Portfolio	1.5	1.5
Total Money Market Funds	$702.1	$702.1

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Loan is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the loans are pledged as collateral under various secured financing arrangements.
(8)	Portfolio company has filed for reorganization under Chapter 11 of the United States Code.
(9)	Included in Cash and cash equivalents on our Consolidated Balance Sheets.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		$66.6	$65.9	$66.6
		Convertible Preferred Stock			70,752		91.0	99.4
		Common Stock(1)			17,687,156		17.7	19.8
							174.6	185.8
Algoma Holding Company	Building Products	Subordinated Debt(7)	12.6%	4/13		15.2	15.1	14.9
American Acquisition, LLC	Capital Markets	Senior Debt	14.2%	12/12		15.7	15.4	13.5
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.6	12.1
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	4/13		7.9	7.8	6.3
		Subordinated Debt(6)(7)	14.7%	4/15		5.2	5.0	—
							12.8	6.3
Aspect Software	IT Services	Senior Debt(7)	7.3%	7/12		20.0	19.9	16.6
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.7	17.6	17.7
		Subordinated Debt(7)	18.0%	1/15		22.9	21.7	20.6
		Convertible Preferred Stock(1)			148,742		24.3	—
		Common Stock(1)			7,829		1.3	—
							64.9	38.3
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		5.7	5.8	5.8
BBB Industries, LLC	Auto Components	Senior Debt(7)	5.7%	6/14		21.2	21.2	15.9
Berry-Hill Galleries, Inc.	Distributors	Senior Debt	13.7%	3/10		7.9	7.9	7.9
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest					2.5	2.5
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.4%	9/14		30.0	29.8	20.6
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	5.5%	10/13		15.0	15.0	11.6
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	7.2%	5/11		16.2	13.0	13.7
		Redeemable Preferred Stock(1)			21,215		42.7	—
							55.7	13.7
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	7.7%	3/12-4/13		47.9	47.6	41.3
		Senior Debt(6)(7)	8.3%	4/13		10.4	10.4	7.1
		Common Stock(1)			583		0.5	—
							58.5	48.4
Compusearch Holdings Company, Inc.	Software	Subordinated Debt(7)	12.0%	7/12		12.6	12.5	12.6
		Convertible Preferred Stock(1)			23,342		0.9	2.7
							13.4	15.3
Contec, LLC	Household Durables	Subordinated Debt(7)	14.0%	9/15-9/16		135.0	133.8	114.6
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt	7.2%	2/12		20.5	20.5	15.0
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		19.1	19.0	19.1
		Redeemable Preferred Stock			26,613		19.4	36.7
		Convertible Preferred Stock(1)			29,569		3.0	—
		Common Stock Warrants(1)			89,020		16.9	—
							58.3	55.8
Direct Marketing International LLC	Media	Subordinated Debt(7)	15.2%	7/12		30.3	30.1	26.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.7%	11/13-11/15		41.6	41.3	41.6
		Subordinated Debt(6)(7)	3.7%	11/16		27.0	25.6	9.9
		Convertible Preferred Stock(1)			389,759		40.5	—
		Common Stock(1)			97,440		10.1	—
							117.5	51.5
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock Common Units(1)			1,171 3,830,068		1.3 0.7	1.3 2.0
							2.0	3.3
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt(7) Subordinated Debt(6)(7)	14.0% 15.5%	11/13 11/14		13.1 13.6	13.0 11.8	13.1 3.1
		Redeemable Preferred Stock(1)			919		0.9	—
		Convertible Preferred Stock(1)			861,364		20.9	—
							46.6	16.2
FCC Holdings, LLC	Commercial Banks	Subordinated Debt	15.1%	12/12		75.0	74.6	67.7
Ford Motor Company(2)	Automobiles	Senior Debt	3.4%	12/13		21.2	20.6	18.3
FPI Holding Corporation	Food Products	Senior Debt	7.6%	11/10-5/11		7.4	7.3	7.4
		Senior Debt(6)	13.9%	5/13-6/15		24.0	23.2	5.7
		Subordinated Debt(6)	21.6%	6/15-5/16		23.2	17.3	—
		Redeemable Preferred Stock(1)			4,469		39.1	—
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							116.0	13.1
Genband Inc.	Communications Equipment	Common Stock(1)			3,407,419		14.7	0.2
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	1/14		7.3	7.3	3.9
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.4	3.4	1.2
Hoppy Holdings, Corp.	Auto Components	Subordinated Debt(7)	15.3%	7/12		39.0	38.8	38.4
		Redeemable Preferred Stock			2,915		7.0	6.8
							45.8	45.2
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		39.5	39.1	38.5
Innova-Extel Acquisition Holdings, Inc.	Software	Senior Debt(7)	7.7%	4/13		11.5	11.4	11.5
		Subordinated Debt(7)	15.0%	3/14		18.2	18.0	18.2
		Convertible Preferred Stock			14,283		23.3	28.9
							52.7	58.6
Inovis International, Inc.	Software	Senior Debt(7)	16.0%	6/10		89.2	89.0	89.0
Intergraph Corporation	Software	Senior Debt(7)	6.3%	12/14		3.0	3.0	2.8
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	11.5%	12/13		25.0	24.8	25.0
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.7%	12/14		19.0	19.1	12.1
Jones Stephens Corp.(8)	Building Products	Subordinated Debt(6)(7)	13.5%	9/13-9/14		23.5	22.1	13.2
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		3.1	3.0	3.1
		Senior Debt(6)(7)	12.3%	1/14		11.9	11.8	1.2
		Subordinated Debt(6)	18.9%	1/14		11.6	8.7	—
		Common Unit Warrants(1)			500,000		0.2	—
							23.7	4.3
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)	5.3%	12/14		20.0	20.0	12.3
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt	8.2%	8/13-8/14		2.5	2.2	2.3
		Subordinated Debt(7)	14.0%	8/15-8/16		44.5	44.2	39.2
							46.4	41.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LCW Holdings, LLC	Real Estate	Senior Debt	6.7%	10/12		32.2	31.4	30.3
		Warrant(1)			12.5%		0.9	3.5
							32.3	33.8
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	5.8%	1/15		28.5	28.5	21.0
LN Acquisition Corp.	Machinery	Senior Debt(7)	6.0%	1/15		21.5	21.6	14.4
Logex Corporation	Road & Rail	Subordinated Debt(6)	0.0%	3/10		1.1	0.9	1.0
MagnaCare Holdings, Inc.	Health Care Providers & Services	Subordinated Debt(7)	14.8%	1/13		14.3	14.2	14.2
Medical Billing Holdings, Inc.	IT Services	Subordinated Debt(7)	15.0%	9/13		11.0	10.9	11.0
		Convertible Preferred Stock(1)			13,199,000		13.2	10.0
		Common Stock(1)			3,299,582		3.3	—
							27.4	21.0
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.3%	6/11-11/11		127.7	127.4	129.1
		Subordinated Debt(7)	13.8%	7/11-5/12		52.9	52.6	52.9
		Convertible Preferred Stock			435,724		54.6	104.1
		Common Stock(1)			24,503		2.8	3.6
		Common Stock Warrants(1)			222,156		18.5	31.8
							255.9	321.5
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.6%	3/15		5.0	5.0	3.3
National Processing Company Group, Inc.	IT Services	Senior Debt(7)	10.8%	9/14		53.0	52.8	43.6
NBD Holdings Corp.	Diversified Financial Services	Subordinated Debt(7)	14.0%	8/13		46.8	46.4	46.8
		Convertible Preferred Stock			84,174		11.3	11.3
		Common Stock(1)			633,408		0.1	1.5
							57.8	59.6
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt	7.7%	10/15		4.5	4.6	3.9
Nivel Holdings, LLC	Distributors	Senior Debt(7)	10.8%	10/12-10/13		61.6	61.1	58.6
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	7.3%	4/13-4/14		174.4	173.2	138.8
		Senior Debt(6)	10.0%	4/14		158.5	118.6	33.1
		Subordinated Debt(6)	9.7%	4/14		66.4	49.9	—
							341.7	171.9
Pan Am International Flight Academy, Inc.	Professional Services	Subordinated Debt(6)(7)	18.0%	7/13		33.4	25.0	14.2
		Convertible Preferred Stock(1)			8,234		8.2	—
							33.2	14.2
PaR Systems, Inc.	Machinery	Senior Debt	3.6%	7/13		4.1	3.9	3.4
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)			173,060		6.4	—
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	13.0%	12/13		24.1	24.1	24.1
		Subordinated Debt(7)	18.0%	12/13		18.4	18.3	17.0
							42.4	41.1
Qioptiq S.A.R.L.(3)	Electronic Equipment, Instruments & Components	Subordinated Debt	10.0%	3/18		30.9	30.7	29.3
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	6.7%	12/13-12/14		20.8	20.4	16.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	16.1%	10/14-11/15		98.1	97.4	98.1
		Convertible Preferred Stock(1)			1,541		165.6	56.7
		Common Stock(1)			15,414		1.6	—
							264.6	154.8
Roark - Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	—
Scanner Holdings Corporation	Computers & Peripherals	Subordinated Debt(7)	14.0%	6/14		19.1	18.9	19.1
		Convertible Preferred Stock(1)			77,640,000		7.8	13.7
		Common Stock(1)			78,242		0.1	—
							26.8	32.8
Seroyal Holdings, L.P.(3)	Pharmaceuticals	Redeemable Preferred Units			32,462		0.7	0.9
		Common Units(1)			95,280		0.8	1.6
		Common Unit Warrants(1)			41,661		0.1	0.1
							1.6	2.6
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt	5.3%	9/12		12.1	8.1	6.1
		Subordinated Debt(6)	14.5%	9/13		77.2	70.6	—
							78.7	6.1
Soil Safe Holdings, LLC	Professional Services	Senior Debt	9.6%	8/13-8/14		40.8	40.5	38.4
		Subordinated Debt(7)	16.3%	8/15-8/17		62.7	62.2	52.6
							102.7	91.0
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt	6.7%	10/12-10/13		58.5	57.9	58.5
		Subordinated Debt(7)	15.3%	8/14-8/15		51.6	51.1	51.6
		Convertible Preferred Stock(1)			84,043		40.8	31.1
							149.8	141.2
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	6.7%	8/14		12.1	12.0	12.1
		Senior Debt(6)(7)	7.4%	8/14		35.9	35.6	3.7
							47.6	15.8
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock			376		0.5	0.5
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	5.3%	12/11		7.5	7.4	6.9
		Senior Debt(6)(7)	7.2%	12/12-12/13		43.3	37.3	12.6
		Preferred Units(1)			11,659,298		6.9	—
		Preferred Unit Warrants(1)			1,998,961		4.8	—
							56.4	19.5
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	8.2%	5/13		82.0	81.3	57.0
		Subordinated Debt(6)	17.5%	10/13		51.2	39.9	36.3
							121.2	93.3
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.0%	6/15		51.8	51.4	36.6
triVIN, Holdings, Inc.	IT Services	Subordinated Debt(7)	15.0%	6/14-6/15		20.4	20.3	20.4
		Convertible Preferred Stock			247,000,000		28.9	24.4
		Common Stock(1)			6,319,923		6.3	—
							55.5	44.8
Tyden Cayman Holdings Corp.	Electronic Equipment, Instruments & Components	Common Stock(1)			3,072,494		3.5	3.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.0%	9/13-9/14		4.0	3.9	4.0
		Subordinated Debt(7)	14.6%	7/14-9/15		87.8	87.2	88.3
		Convertible Preferred Stock(1)			2,008,575		214.7	77.6
		Common Stock(1)			502,144		49.9	—
							355.7	169.9
WWC Acquisitions, Inc.	Professional Services	Senior Debt(7)	7.0%	12/11-12/13		34.0	33.6	26.3
CMBS AND REAL ESTATE CDO INVESTMENTS
ACAS CRE CDO 2007-1, Ltd	Real Estate	Class C through Class K Notes(1)	2.7%	11/31		$345.5	$170.5	$0.5
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	2/17-2/18		12.4	4.8	1.3
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.7%	4/17		14.0	8.9	—
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	6.4%	12/17		14.8	10.5	1.8
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	7/17		112.5	82.9	10.9
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.2%	10/17		11.1	8.6	0.7
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.1%	11/37-11/40		12.8	8.7	1.0
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.6%	7/17		13.2	10.7	—
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	8/17		20.8	12.6	5.4
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	12/19		37.0	31.2	2.6
GS Mortgage Securities Trust 2007-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.7%	7/17		63.7	52.7	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		87.2	55.8	1.3
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	8/17		36.6	22.9	4.7
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.1%	7/23-7/24		19.4	7.4	2.0
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.8%	4/17		9.8	3.3	0.2
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	8/17		32.8	20.0	3.6

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes				9.0	7.5	3.8
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.4	3.7
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	12.7	4.9
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		7.6	5.2
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities			5,000,000		2.0	1.3
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	13.8	0.8
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			20,000,000		15.5	7.8
Subtotal Non-Control / Non-Affiliate Investments (54% of total investments at fair value)							$4,838.8	$3,036.2

AFFILIATE INVESTMENTS
American Capital Agency Corp(2)	Real Estate Investment Trusts	Common Stock			2,500,100		$50.0	$66.4
Comfort Co., Inc.	Household Durables	Senior Debt(6)(7)	11.5%	3/12-3/15		$12.1	11.1	8.7
		Common Stock(1)			110,365		11.8	—
							22.9	8.7
Egenera, Inc.	Computers & Peripherals	Subordinated Debt	15.0%	12/10		3.9	3.7	2.5
		Redeemable Preferred Stock(1)			523,040		0.4	—
		Common Stock(1)			8,046,865		25.0	—
							29.1	2.5
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			5,592,367		8.9	9.6
IEE Holding 1 S.A.(3)	Auto Components	Common Stock(1)			250,000		4.5	—
IS Holdings I, Inc.	Software	Senior Debt(7)	6.2%	6/14		20.0	19.9	18.2
		Redeemable Preferred Stock(1)			1,297		1.7	1.9
		Common Stock(1)			1,165,930		—	6.4
							21.6	26.5
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		20.1	18.5	5.5
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			31,835,900		9.2	6.8
		Preferred Stock Warrants(1)			9,567,232		0.1	2.2
							9.3	9.0
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)			4,213		2.7	3.3
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7) Redeemable Preferred Units(1)	17.1%	7/13	3,150,000	36.2	36.0 3.1	36.0 —
		Common Units(1)			350,000		0.4	—
							39.5	36.0
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7) Common Stock(1)	9.5%	11/12	40,688	13.0	13.0 0.6	10.5 1.0
							13.6	11.5
Roadrunner Dawes, Inc.	Road & Rail	Subordinated Debt(7)	18.5%	8/12		20.5	20.4	20.5
		Common Stock(1)			7,000		7.0	0.9
							27.4	21.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
WFS Holding, LLC	Software	Preferred Interest			20,403,772		3.0	3.7
Subtotal Affiliate Investments (4% of total investments at fair value)							$251.0	$204.1

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)			589		$14.8	$1.4
ACAS Real Estate Holdings Corporation	Real Estate	Subordinated Debt(6) Common Stock(1)	15.0%	5/16	100%	$3.9	3.5 11.5	3.9 0.6
							15.0	4.5
American Capital, LLC	Capital Markets	Senior Debt	5.7%	9/12		7.4	7.3	7.5
		Common Membership Interest			100%		82.0	41.6
							89.3	49.1
American Driveline Systems, Inc.	Diversified Consumer Services	Subordinated Debt(7)	14.0%	12/14-12/15		42.3	41.9	42.3
		Redeemable Preferred Stock			403,357		32.1	47.8
		Common Stock(1)			128,681		10.7	1.4
		Common Stock Warrants(1)			204,663		17.3	2.2
							102.0	93.7
Aptara, Inc.	IT Services	Senior Debt	11.5%	2/11		3.0	3.0	3.0
		Subordinated Debt(7)	16.9%	2/11		58.0	57.8	60.0
		Redeemable Preferred Stock(1)			15,107		14.1	21.0
		Convertible Preferred Stock(1)			2,549,410		8.7	—
		Preferred Stock Warrants(1)			230,681		1.0	—
							84.6	84.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)			8,500,100		0.9	—
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	1/13		49.8	49.4	49.9
		Subordinated Debt(7)	15.0%	1/15-1/16		54.6	54.2	54.6
		Redeemable Preferred Stock			15,000		17.6	17.7
		Convertible Preferred Stock(1)			776,800		77.7	14.2
		Common Stock(1)			194,200		19.4	—
							218.3	136.4
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	5.2%	5/12		19.3	19.2	16.1
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)			11,532,842		12.4	19.6
Core Financial Holdings, LLC	Diversified Financial Services	Subordinated Debt Common Stock(1)	13.6%	4/14-5/15	57,940,360	37.8	37.5 54.4	37.5 23.7
							91.9	61.2
Creditcards.com, Inc.	Internet Software & Services	Senior Debt(7)	13.9%	6/13-10/13		79.9	79.5	79.9
		Subordinated Debt(7)	19.0%	6/14-10/14		15.5	15.4	15.5
		Redeemable Preferred Stock(1)			257,510		53.6	11.8
		Common Stock(1)			176,430,690		2.5	—
							151.0	107.2
ECA Acquisition Holdings, Inc	Health Care Equipment & Supplies	Subordinated Debt(7)	16.5%	12/14		13.5	13.3	13.5
		Common Stock(1)			583		11.1	12.8
							24.4	26.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
eLynx Holdings, Inc.	IT Services	Senior Debt	8.7%	7/13		9.6	9.6	9.7
		Subordinated Debt	8.5%	7/13		4.0	4.0	4.0
		Subordinated Debt(6)	9.2%	7/13		12.1	10.0	4.3
		Redeemable Preferred Stock(1)			21,113		8.9	—
		Convertible Preferred Stock(1)			7,929		6.0	—
		Common Stock(1)			11,261		1.1	—
		Common Stock Warrants(1)			1,078,792		13.1	—
							52.7	18.0
Endeavor Fund I, LP	Thrifts & Mortgage Finance	Partnership Interest			100%		18.2	17.0
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	8.7%	5/11		15.6	11.6	—
		Convertible Preferred Stock(1)			233,201		11.4	—
							23.0	—
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt	7.3%	2/11		25.3	25.0	25.8
		Ordinary Shares(1)			431,895,528		1,267.3	243.1
							1,292.3	268.9
European Touch, LTD. II	Leisure Equipment & Products	Senior Debt	6.8%	8/11-1/12		0.4	0.3	0.4
		Subordinated Debt(6)	16.0%	1/11		18.9	13.5	1.8
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							18.7	2.2
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt	8.0%	1/17		43.9	43.6	43.9
		Common Membership Units(1)			58,297		44.5	12.1
							88.1	56.0
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.0	39.8	40.0
		Subordinated Debt(7)	18.5%	4/14-10/14		30.8	30.6	30.8
		Subordinated Debt(6)(7)	22.5%	10/14		13.4	8.8	8.6
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							95.4	79.4
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)			31,250		8.1	0.5
Fosbel Global Services (LUXCO) S.C.A.(3)	Commercial Services & Supplies	Subordinated Debt	17.3%	12/13		23.6	23.4	23.6
		Subordinated Debt(6)	20.0%	12/14		21.6	15.1	5.6
		Redeemable Preferred Stock(1)			18,449,456		18.5	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							60.2	29.2
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt	4.0%	10/13		21.0	21.0	21.0
		Redeemable Preferred Stock			115,538		15.5	15.5
		Convertible Preferred Stock(1)			59,250		59.2	16.9
							95.7	53.4
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	6.7%	4/11-5/11		11.9	11.8	11.9
		Subordinated Debt	15.0%	5/12		10.4	10.3	10.4
		Redeemable Preferred Stock(1)			14,042,095		12.8	4.0
		Common Stock(1)			6,088,229		2.3	—
							37.2	26.3
Future Food, Inc.	Food Products	Senior Debt	5.2%	8/10		17.1	17.1	13.5
		Common Stock(1)			64,917		13.0	—
		Common Stock Warrants(1)			6,500		1.3	—
							31.4	13.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
FV Holdings Corporation	Food Products	Subordinated Debt(7)	14.5%	6/15		23.7	23.7	23.7
		Convertible Preferred Stock(1)			292,000		14.3	20.9
		Common Stock(1)			125,000		6.1	8.9
							44.1	53.5
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.0%	10/10-10/11		15.9	15.8	15.9
		Senior Debt(6)(7)	12.5%	10/11		5.4	4.8	3.7
		Subordinated Debt(6)	24.5%	10/12		12.3	6.8	—
		Convertible Preferred Stock(1)			4,000		1.0	—
		Common Membership Interest(1)			2.5%		0.7	—
							29.1	19.6
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)	7.0%	9/11		11.0	9.8	6.8
		Redeemable Preferred Stock(1)			23,504,546		30.6	—
							40.4	6.8
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	4.5%	12/10		9.3	9.3	6.6
		Convertible Preferred Stock(1)			10,196		2.9	—
		Common Stock(1)			14,250		4.8	—
							17.0	6.6
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)	12.2%	4/12		2.1	—	1.1
		Redeemable Preferred Stock(1)			13,709		9.2	—
							9.2	1.1
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt	10.5%	12/14		19.1	19.1	19.1
		Subordinated Debt	8.0%	12/14		39.8	39.7	39.8
		Redeemable Preferred Stock(1)			6,160		4.2	7.4
		Convertible Preferred Stock(1)			15,797		12.2	—
		Common Stock(1)			14,000		1.4	—
		Common Stock Warrants(1)			464,242		2.9	—
							79.5	66.3
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.2%	8/12		4.5	4.5	4.5
		Subordinated Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)			7,496		8.1	4.8
							18.1	14.8
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.2%	2/10		2.7	2.7	2.7
		Subordinated Debt(6)(7)	18.0%	2/13		12.1	10.2	11.0
							12.9	13.7
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)			100		8.6	4.9
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		6.9	0.5
MW Acquisition Corporation	Health Care Providers & Services	Subordinated Debt(7)	16.2%	2/13-2/14		25.5	25.3	25.5
		Redeemable Preferred Stock			2,485		1.0	1.0
		Convertible Preferred Stock(1)			38,016		13.4	8.5
							39.7	35.0

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Unwired Holdings, Inc.	Household Durables	Senior Debt	5.0%	6/10		1.6	1.6	1.6
		Senior Debt(6)	8.5%	6/11		11.4	7.6	8.1
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							25.1	9.7
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	10/13-10/14		20.0	19.8	20.0
		Common Stock(1)			19,780		24.7	37.4
							44.5	57.4
Warner Power, LLC	Electrical Equipment	Subordinated Debt(6)(7)	12.6%	11/10		5.0	5.0	1.7
		Redeemable Preferred Membership Units(1)			3,796,269		3.0	—
		Common Membership Units(1)			27,400		1.9	—
							9.9	1.7
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.8%	1/14-1/15		109.1	108.4	109.1
		Convertible Preferred Stock			703,406		89.2	137.2
		Common Stock(1)			175,852		17.6	29.6
							215.2	275.9
WSACS RR Holdings, LLC	Real Estate	Common Membership Units(1)			3,384,615		3.4	—

CDO/ CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		$12.0	$2.0
Subtotal Control Investments (42% of total investments at fair value)							$4,068.4	$2,335.0
Total Investment Assets							$9,158.2	$5,575.3

Counterparty	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating	LIBOR/5.1%	8/19	1	$22.5	$—	$0.9
Subtotal Derivative Agreements						—	0.9
Total Derivative Assets						$—	$0.9
DERIVATIVE AGREEMENTS
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.4%/LIBOR	2/13-8/17	5	$391.4	$—	$(30.2)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.8%/LIBOR	4/12-11/19	4	524.0	—	(30.7)
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.9%/LIBOR	1/14-8/19	3	323.3	—	(25.7)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating	5.2%/LIBOR	11/19	1	30.5	—	(2.5)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%/LIBOR	7/17	1	66.0	—	(8.8)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%/LIBOR	7/17	1	22.3	—	(3.0)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP		2/11	1		—	(1.2)
Total Derivative Liabilities						$—	$(102.1)
Total Derivative Agreements, Net						$—	$(101.2)

Fund	Cost	Fair Value
MONEY MARKET FUNDS(9)
Federated Government Obligations Fund	$57.6	$57.6
Fidelity Institutional Money Market Funds - Money Market Portfolio	48.5	48.5
Fidelity Institutional Money Market Funds - Prime Money Market Portfolio	47.1	47.1
Dreyfus Cash Advantage Fund	47.0	47.0
Federated Tax-Free Obligations Fund	46.9	46.9
First American Prime Obligations Fund	45.7	45.7
BlackRock Liquidity Funds TempFund Portfolio	44.9	44.9
Goldman Sachs Financial Square Funds - Prime Obligations Fund	44.7	44.7
Federated Prime Cash Obligations Fund	39.0	39.0
Goldman Sachs Financial Square Fund - Money Market Fund	38.7	38.7
AIM STIT - Liquid Assets Portfolio	37.5	37.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Fund	Cost	Fair Value
Dreyfus Institutional Reserves Money Fund	37.4	37.4
BlackRock Cash Funds - Prime	34.1	34.1
Dreyfus Government Cash Management	31.5	31.5
Goldman Sachs Financial Square Funds - Government Fund	28.3	28.3
AIM STIT-STIC Prime Portfolio	25.0	25.0
Federated Prime Obligations Fund	25.0	25.0
Fidelity Institutional Money Market Funds - Government Portfolio	10.2	10.2
First American Government Obligations Fund	5.7	5.7
Total Money Market Funds	$694.8	$694.8

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Loan is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the loans are pledged as collateral under various secured financing arrangements.
(8)	Portfolio Company has filed for reorganization under Chapter 11 of the United States Code.
(9)	Included in Cash and cash equivalents on our Consolidated Balance Sheets.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”).

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

Note 3. Going Concern

In our annual report on Form 10-K for the year ended December 31, 2009, our independent registered public accounting firm, Ernst & Young LLP, concluded that substantial doubt existed about our ability to continue as a going concern as a result of being in breach of certain financial covenants under our unsecured borrowing arrangements. The breach of these financial covenants was primarily due to the significant decrease in our shareholders’ equity as a result of net unrealized depreciation on our portfolio investments during 2008. As of March 31, 2010, we continued to be in breach of these financial covenants on $2.3 billion of unsecured borrowing arrangements.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 4. Investments

Our investments consist of loans and securities issued by public and privately-held companies, including senior debt, subordinated debt, equity warrants and preferred and common equity securities. Certain of our investments do not produce current income. These investments typically consist of equity warrants, common equity and preferred equity and are identified in the accompanying consolidated schedules of investments. We also invest in both investment grade and non-investment grade Structured Products.

We fair value our investments in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as determined in good faith by our Board of Directors. When available, we base the fair value of our investments on directly observable market prices or on market data derived for comparable assets. For all other investments, inputs used to measure fair value reflect management’s best estimate of assumptions that would be used by market participants in pricing the investment in a hypothetical transaction. For these investments, we estimate the fair value of our senior debt, subordinated debt, redeemable and convertible preferred equity, common equity and equity warrants using either an enterprise value waterfall methodology or a market yield valuation methodology that generally combines market, income and cost approaches and we estimate the fair value of our Structured Products using a market yield valuation methodology that combines market and income approaches.

Under the enterprise value waterfall methodology, we estimate the enterprise value of a portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, we prepare an analysis of traditional valuation methodologies including valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value the portfolio company’s assets, third-party valuations of the portfolio company, offers from third-parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. Significant inputs in these valuation methodologies to estimate enterprise value include the historical or projected operating results of the portfolio company, discounts or premiums to the prices of comparable companies and discount rates applied to the projected cash flows. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require significant judgment in its determination. In determining a discount or premium, if any, to prices of comparable companies, we use significant judgment for factors such as size, marketability and relative performance. In determining a discount rate to apply to projected operating cash flows, we use significant judgment in the development of an appropriate discount rate including the evaluation of an appropriate risk premium.

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of ASC Topic 946, Financial Services—Investments Companies, as of our measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date, comparisons of price to NAV per share of comparable publicly traded funds and trades or sales of comparable private and publicly traded funds, recent actual sales or redemptions of shares of the investment fund, expected future cash flows available to equity holders or other uncertainties surrounding our ability to realize the full NAV of the investment fund.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

As of March 31, 2010 and December 31, 2009, we had an investment in European Capital, a wholly-owned investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior debt, subordinated debt and equity. We concluded that the fair value of our investment in European Capital should be less than the NAV of European Capital due to the risks associated with European Capital’s ability to realize the full fair value of its underlying assets for several reasons, including the covenants and tenor of its credit facilities and comparable publicly traded funds currently trading at a discount to NAV. See Note 11 for unfunded commitments related to European Capital.

Significant inputs to the market yield valuation methodology for senior debt, subordinated debt and redeemable preferred equity include third-party broker quotes, estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We estimate the remaining life based on market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

Significant inputs to the market yield valuation methodology for Structured Products include third-party broker quotes, sales of the same or similar securities, and our cash flow forecasts subject to assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates, industry research reports and transactions of securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

in publicly traded unrestricted securities. Such investments are valued at the closing price on the measurement date.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of March 31, 2010.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments.

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,764	$1,764
Subordinated debt	—	—	1,995	1,995
Preferred equity	—	—	1,084	1,084
Common equity	64	—	562	626
Structured Products	—	—	166	166
Equity warrants	—	—	63	63
Derivative agreements and other, net	—	—	(120)	(120)

Total	$64	$—	$5,514	$5,578

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,791	$1,791
Subordinated debt	—	—	1,938	1,938
Preferred equity	—	—	1,049	1,049
Common equity	66	—	510	576
Structured Products	—	—	167	167
Equity warrants	—	—	54	54
Derivative agreements and other, net	—	—	(113)	(113)

Total	$66	$—	$5,396	$5,462

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended March 31, 2010 and 2009:

	Balances, January 1, 2010	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (2)(3)	Purchases, Sales, Issuances & Settlements, Net (4)	Transfers In & Out of Level 3	Balances, March 31, 2010
Senior debt	$1,791	$(1)	$6	$22	$(54)	$—	$1,764
Subordinated debt	1,938	(22)	12	67	—	—	1,995
Preferred equity	1,049	2	—	(4)	37	—	1,084
Common equity	510	(80)	78	74	(20)	—	562
Structured Products	167	(1)	2	—	(2)	—	166
Equity warrants	54	(5)	5	9	—	—	63
Derivative agreements and other, net	(113)	(16)	14	(21)	16	—	(120)

Total	$5,396	$(123)	$117	$147	$(23)	$—	$5,514

	Balances, January 1, 2009	Realized Gains/ (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation/ (Depreciation) (2)(3)	Purchases, Sales, Issuances & Settlements, Net (4)	Transfers In & Out of Level 3	Balances, March 31, 2009
Senior debt	$2,396	$(11)	$11	$(137)	$49	$—	$2,308
Subordinated debt	2,715	(27)	30	(126)	(34)	—	2,558
Preferred equity	1,344	(29)	30	(89)	15	—	1,271
Common equity	601	(3)	—	(251)	71	—	418
Equity warrants	74	(9)	7	(6)	(8)	—	58
Structured products	186	—	—	(47)	4	—	143
Derivative and option agreements and other, net	(213)	(50)	49	53	69	—	(92)

Total	$7,103	$(129)	$127	$(603)	$166	$—	$6,664

(1)	Included in net realized loss on investments in the consolidated statements of operations. Excludes $3 million and $2 million in losses on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency for the three months ended March 31, 2010 and 2009, respectively. Also excludes realized gains (losses) from Level 1 and 2 assets and liabilities.
(2)	Included in net unrealized appreciation (depreciation) of investments in the consolidated statements of operations.
(3)	Excludes $2 million of unrealized appreciation related to foreign currency translation for American Capital assets and liabilities not measured at fair value that are denominated in a foreign currency for the three months ended March 31, 2010 and 2009. Also excludes unrealized appreciation (depreciation) from Level 1 and 2 assets and liabilities.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

As of March 31, 2010 and December 31, 2009, loans on non-accrual status had a cost basis of $671 million and $811 million, respectively, and fair value of $263 million and $290 million, respectively. As of March 31, 2010 and December 31, 2009, loans with a cost basis of $44 million and $50 million, respectively, were greater than 90 days due, excluding loans on non-accrual status.

The composition summaries of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2010	December 31, 2009
COST

Subordinated debt	24.9%	24.8%
Senior debt	23.5%	24.0%
Common equity	21.6%	22.2%
Preferred equity	19.1%	18.1%
Structured Products	9.9%	9.8%
Equity warrants	1.0%	1.1%

	100.0%	100.0%

FAIR VALUE

Subordinated debt	35.0%	34.8%
Senior debt	31.0%	32.1%
Preferred equity	19.0%	18.8%
Common equity	11.0%	10.3%
Structured Products	2.9%	3.0%
Equity warrants	1.1%	1.0%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments. Our investments in European Capital and CLO and CDO securities are excluded from the table below. Our investments in ACAS CRE CDO 2007-1, Ltd. and CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	March 31, 2010	December 31, 2009
COST

Real Estate and Real Estate Investment Trusts	10.8%	10.5%
Commercial Services and Supplies	9.0%	8.9%
Household Durables	6.3%	6.1%
Internet and Catalog Retail	5.9%	5.7%
Life Sciences Tools and Services	4.9%	4.7%
IT Services	4.4%	4.2%
Health Care Providers and Services	4.1%	4.1%
Auto Components	4.0%	3.8%
Hotels, Restaurants and Leisure	3.9%	3.7%
Electrical Equipment	3.6%	3.5%
Internet Software and Services	3.4%	3.4%
Diversified Financial Services	3.4%	3.3%
Food Products	2.8%	4.4%
Professional Services	2.6%	2.5%
Health Care Equipment and Supplies	2.5%	2.4%
Software	2.2%	2.4%
Leisure Equipment and Products	2.1%	2.0%
Pharmaceuticals	2.1%	2.0%
Computers and Peripherals	2.0%	2.0%
Construction and Engineering	1.8%	1.8%
Building Products	1.8%	1.9%
Electronic Equipment, Instruments and Components	1.8%	1.8%
Aerospace and Defense	1.8%	1.7%
Other	12.8%	13.2%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	March 31, 2010	December 31, 2009
FAIR VALUE

Commercial Services and Supplies	10.8%	10.1%
Electrical Equipment	6.3%	6.2%
Household Durables	5.9%	5.8%
Internet and Catalog Retail	5.4%	5.2%
Hotels, Restaurants and Leisure	5.0%	4.6%
IT Services	4.9%	4.9%
Health Care Providers and Services	4.6%	4.6%
Real Estate and Real Estate Investment Trusts	3.9%	4.1%
Auto Components	3.8%	3.7%
Internet Software and Services	3.5%	3.3%
Software	3.4%	3.8%
Health Care Equipment and Supplies	3.2%	2.8%
Diversified Financial Services	3.0%	3.0%
Life Sciences Tools and Services	3.0%	3.3%
Professional Services	2.8%	2.8%
Pharmaceuticals	2.8%	2.8%
Electronic Equipment, Instruments and Components	2.4%	2.3%
Building Products	2.3%	2.4%
Computers and Peripherals	2.2%	2.2%
Food Products	2.1%	3.4%
Construction and Engineering	2.0%	2.1%
Diversified Consumer Services	2.0%	1.9%
Leisure Equipment and Products	1.7%	1.7%
Capital Markets	1.5%	1.3%
Other	11.5%	11.7%

	100.0%	100.0%

The following tables show the portfolio composition by geographic location at cost and at fair value as a percentage of total investments, excluding Structured Products. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2010	December 31, 2009
COST

International	20.4%	19.0%
Southwest	19.7%	21.1%
Mid-Atlantic	18.4%	18.4%
Northeast	13.6%	13.5%
South-Central	11.7%	11.6%
Southeast	9.6%	9.7%
North-Central	6.2%	6.3%
Northwest	0.4%	0.4%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	March 31, 2010	December 31, 2009
FAIR VALUE

Southwest	23.4%	25.3%
Mid-Atlantic	19.6%	19.8%
Northeast	15.0%	14.9%
South-Central	12.2%	12.5%
Southeast	11.2%	11.2%
International	10.4%	8.0%
North-Central	7.7%	7.8%
Northwest	0.5%	0.5%

	100.0%	100.0%

Note 5. Borrowings

Our debt obligations consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Unsecured revolving credit facility	$1,387	$1,388
Unsecured public debt due October 2012	549	548
Unsecured private debt due September 2009	84	84
Unsecured private debt due August 2010	134	134
Unsecured private debt due February 2011	25	26
Unsecured private debt due September 2011	95	95
Unsecured private debt due October 2020	75	75
ACAS Business Loan Trust 2004-1 asset securitization	164	170
ACAS Business Loan Trust 2005-1 asset securitization	651	696
ACAS Business Loan Trust 2006-1 asset securitization	358	377
ACAS Business Loan Trust 2007-1 asset securitization	272	294
ACAS Business Loan Trust 2007-2 asset securitization	232	255

Total	$4,026	$4,142

The daily weighted average debt balance for the three months ended March 31, 2010 and 2009 was $4,076 million and $4,401 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2010 and 2009 was 5.6% and 4.7%, respectively.

As of March 31, 2010 and December 31, 2009, the aggregate fair value of the above borrowings was $3,955 million and $3,929 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Unsecured Revolving Credit Facility

As of March 31, 2010 and December 31, 2009, we were not in compliance with the minimum consolidated tangible net worth covenant and certain other covenants under our unsecured revolving credit facility (the “Credit Facility”). During the continuance of these events of default, lenders representing a majority of the commitments may declare the outstanding principal and accrued interest to be due and payable immediately subject to the lock-up agreement discussed below. Pursuant to the terms of the Credit Facility, the applicable spread on any borrowings outstanding under the Credit Facility increased by 2.00% as a result of these events of default. Also, due to the events of default, all LIBOR borrowings outstanding were automatically converted into base rate loans from index rate loans. The applicable interest rate for base rate loans is the greater of the prime rate or the federal funds rate plus 0.50%. As a result of rating agency downgrades during the first quarter of 2009, the applicable spread over the applicable base rate increased from 2.25% to 3.75% and the unused commitment fee increased from 0.50% to 0.80% as of March 2, 2009. As of March 31, 2010, the total interest rate on this facility was 9.00% for borrowings denominated in U.S. dollars.

In November 2009, we entered into a lock-up agreement with the lenders under the Credit Facility to further our efforts to restructure the Credit Facility and our other principal unsecured debt arrangements based on our previously announced agreement in principle with the lenders to restructure the Credit Facility. The lock-up agreement generally requires all of the lenders under the Credit Facility to agree to the proposed restructuring assuming specified conditions are met. However, the lock-up agreement may be terminated if various stages of the proposed restructuring are not completed by certain dates. These deadlines have been extended on several occasions and currently, the lock-up agreement may be terminated (i) upon the earlier of the consummation of the exchange transaction, the effective date of a prepackaged plan of reorganization or a written agreement to terminate the lock-up agreement, (ii) if the exchange transaction is not consummated in accordance with the proposed restructuring and we have not commenced a voluntary reorganization case by June 30, 2010 or (iii) if we commence a voluntary reorganization case and (1) any material order is entered that is inconsistent with the lock-up agreement or the proposed restructuring, which is objected to by a majority of the lenders, (2) an order finding that the solicitation complying with applicable law and confirming the plan has not been entered on or before July 31, 2010 (unless the administrative agent under the Credit Facility agrees to an extension of not later than August 15, 2010), (3) the plan is not consummated by August 15, 2010, or (4) the voluntary reorganization case is dismissed or converted to a case under chapter seven of title eleven of the United States Code or a trustee or examiner shall have been appointed in the voluntary reorganization. In addition, either party may terminate the lock-up agreement upon a breach of material obligations by the other party.

Unsecured Public Debt

We were not in compliance with the asset coverage ratio covenant in the indenture for our public notes as of March 31, 2010 and December 31, 2009. Pursuant to the terms of the notes, during the continuance of this event of default, the trustee or the holders of at least 25% of the outstanding principal amount of the notes may declare the principal and accrued interest to be due and payable immediately. The holders of more than 50% of the outstanding principal amount of the notes can rescind any acceleration if all late payments are made and any events of default are cured or waived. As of the date of this filing, the noteholders have not accelerated the amounts outstanding under the notes. As a result of rating agency downgrades during 2009, the interest rate on these notes increased by 2.00%. As of March 31, 2010, the interest rate on our public notes was 8.85%.

Unsecured Private Debt

As of March 31, 2010 and December 31, 2009, we were not in compliance with certain financial covenants, including the minimum consolidated tangible net worth covenant, the available debt asset coverage ratio

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

covenant and the asset coverage ratio covenant, for each series of these notes. Pursuant to the terms of the notes, during the continuance of these events of default, the holders of more than 50% of the outstanding principal amount of each series of the notes can declare that all amounts outstanding under the notes for the respective series are immediately due and payable, at which time a default rate equal to the greater of 2.00% above the stated rate for each series or 2.00% over the prime rate will be applied on all overdue amounts. The holders of more than 50% of the outstanding principal amount of each series of notes could rescind any acceleration of the notes in that series if all late payments are made, any events of default are cured or waived and no judgment or decree has been entered for the payment of any monies due on the notes. On August 28, 2009, the noteholders declared the unpaid principal amount of the notes outstanding, plus all accrued and unpaid interest and the respective make-whole interest payment for each series, if any, immediately due and payable. Although we have not repaid these obligations in full, we entered into forbearance agreements with all of these noteholders, under which the noteholders agreed to forbear from exercising certain rights and remedies with respect to the events of default that have occurred under the notes. The holders of a majority in principal amount of the notes outstanding under each series may terminate the forbearance agreement for the series at any time. In consideration for entering into the forbearance agreements, we paid all accrued and unpaid interest due on the notes as of September 1, 2009 at the default rate retroactive to March 30, 2009 and agreed to add to the outstanding principal amounts of certain of the notes a $22 million make-whole interest payment. As of March 31, 2010, the total weighted average interest rate of our unsecured private notes was 8.27%.

Securitizations

As of March 31, 2010, we were in compliance with all of the covenants for our asset securitizations. Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan, as defined in each indenture, all interest and principal collections that would be applied to the subordinated notes retained by us are paid sequentially to pay down the principal of the notes that are generally held by third party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of March 31, 2010, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. Our asset securitizations are secured by portfolio investments and assets with a fair value of $2.1 billion as of March 31, 2010.

Note 6. Interest Rate Derivatives

We enter into derivative agreements, primarily interest rate swap agreements, to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We do not hold or issue interest rate swap agreements or other derivative financial instruments for speculative purposes. We fair value our derivatives in accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty’s credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements.

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

We have interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. We may also enter into interest rate swaption agreements where, if exercised, we pay a floating rate based on LIBOR and receive a fixed rate. The fair value of our interest rate derivative agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

During the three months ended March 31, 2010, we recorded $6 million of net unrealized depreciation from interest rate swap agreements in the financial statement line item derivative and option agreements and other. During the three months ended March 31, 2009, we recorded $53 million of net unrealized appreciation from interest rate swap agreements, primarily due to a credit risk adjustment related to an adverse change in our credit rating, and a $49 million reversal of prior period net unrealized depreciation from the termination of the European Capital put option agreement in the financial statement line item derivative and option agreements and other.

During the three months ended March 31, 2010 and 2009, we recorded $16 million and $6 million, respectively, of net realized loss from interest rate swap agreements in the financial statement line item derivative and option agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements. During the three months ended March 31, 2009, we also recorded a realized loss of $44 million from the termination of the European Capital put option agreement. During the three months ended March 31, 2010 and 2009, no interest rate swap agreements were terminated prior to their maturity.

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

Credit Risk-Related Contingent Features

Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. As of March 31, 2010, one counterparty had elected to terminate its interest rate swap agreement with us due to a cross default on certain of our other indebtedness, which interest rate swap agreement had a fair value liability of $13 million as of March 31, 2010. This amount had not been settled as of March 31, 2010 and is included in other liabilities in our consolidated balance sheets. Derivatives under these agreements in a liability position had a GAAP fair value liability of $35 million as of March 31, 2010. In the event that these counterparties terminated their transactions with us, the termination liability would have been $41 million as of March 31, 2010. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Certain of our interest rate swap agreements also contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. While this event of default has occurred, none of our counterparties have elected to terminate their transactions with us as a result of this provision as of March 31, 2010. Derivatives under these agreements in a liability position had a GAAP fair value liability of $8 million as of March 31, 2010. In the event that these counterparties terminated their transactions with us, the termination liability would have been $9 million as of March 31, 2010. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

In addition, one of our interest rate swap agreements provides that, if our unsecured debt rating falls below BB- as rated by Fitch Ratings, BB- as rated by Standard & Poor’s Rating Services or Ba3 by Moody’s Investors Services, Inc., the counterparty may terminate transactions outstanding under the agreement. While this additional termination event has occurred, the counterparty had not elected to terminate its transactions outstanding with us as of March 31, 2010. Derivatives under this agreement in a liability position had a GAAP fair value liability of $24 million as of March 31, 2010. In the event that this counterparty terminated its transactions with us, the termination liability would have been $28 million as of March 31, 2010. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our interest rate swap agreements also provide that, if our unsecured revolving credit facility is terminated, or the counterparty does not continue to be a lender under our unsecured revolving credit facility, and we do not post collateral for our derivative obligations related to this counterparty or make arrangements for the counterparty to transfer its rights and obligations under the derivative agreement within 30 days, the counterparty may terminate the transactions outstanding under the agreement. As of March 31, 2010, this additional termination event had not occurred. Derivatives under these agreements in a liability position had a GAAP fair value liability of $2 million as of March 31, 2010. In the event that these counterparties terminated their transactions with us, the termination liability would have been $2 million as of March 31, 2010.

Note 7. Earnings Per Share

In accordance with the provisions of FASB ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards and contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is net earnings (loss). As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in computing basic EPS, even if we have positive net operating income. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the three months ended March 31, 2009 as we incurred a net loss. For the three months ended March 31, 2010, 2.3 million shares of employee stock options and awards are included in our dilutive weighted average shares.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Stock options and unvested employee stock awards of 21.2 million and 40.7 million for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted EPS either because the respective exercise prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive.

Note 8. Commitments

As of March 31, 2010, we had commitments under loan and financing agreements to fund up to $202 million to 38 portfolio companies, with $15 million of the commitments related to undrawn revolving credit facilities for European Capital (see Note 11). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 9. Restructuring Costs

To better align our organization and cost structure with current economic conditions, we conducted strategic reviews of our business in 2009 and 2008 which resulted in the closing of several offices and the elimination of certain functions at other offices. As a result, we have recorded restructuring charges for both severance and related employee costs and excess office facilities costs, including restructuring charges of $5 million and $4 million during the three months ended March 31, 2010 and 2009, respectively. The restructuring charges for the three months ended March 31, 2010 consisted of $5 million of costs related to excess office facilities, including $2 million of accelerated depreciation expense offset by a $2 million write-off of a deferred rent liability. The restructuring charges for the three months ended March 31, 2009 consisted of $4 million of costs related to excess office facilities, including a $1 million write-off of a deferred rent liability. The excess office facilities costs are included in general and administrative in our consolidated statements of operations. The liability for employee severance costs and excess office facilities is included in other liabilities in the consolidated balance sheets as of March 31, 2010 and December 31, 2009.

In determining our liability related to excess office facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to the liability. Our remaining liability of $16 million as of March 31, 2010 related to excess office facilities represents gross lease commitments with agreements expiring at various dates through 2016 of approximately $51 million, net of committed and estimated sublease income of approximately $30 million and a present value factor of $5 million. We have entered into signed sublease arrangements for approximately $12 million, with the remaining $18 million based on estimated future sublease income.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2010 and 2009:

	Severance	Excess Office Facilities	Total
Balance, December 31, 2008	$7	$5	$12
Restructuring charges	—	4	4
Cash payments	(5)	(1)	(6)
Accretion of net present value	—	1	1

Balance, March 31, 2009	$2	$9	$11

Balance, December 31, 2009	$7	$13	$20
Restructuring charges	—	4	4
Cash payments	(5)	(1)	(6)

Balance, March 31, 2010	$2	$16	$18

Note 10. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income of our investment company based on our tax fiscal year. Ordinary taxable income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its taxable ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions.” As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed, or intend to distribute, sufficient dividends to eliminate taxable income for all of our tax fiscal years. However, we may elect to not distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to income tax on such undistributed amounts. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to income tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on September 30.

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

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

year. For the three months ended March 31, 2010 and 2009, we did not accrue a federal excise tax because we distributed or intend to distribute sufficient dividends to eliminate any federal excise tax for the respective excise tax years.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were enacted. This legislation has not resulted in an income tax provision for American Capital or American Capital Financial Services, Inc., our consolidated taxable operating subsidiary.

Note 11. Investment in European Capital

Revolving Credit Facilities and Loans

In February 2008, we entered into a loan agreement to provide a $400 million subordinated, unsecured revolving credit facility (the “Term A Facility”) to European Capital with an original maturity in February 2011. In June 2009, American Capital and European Capital entered into an agreement whereby the outstanding borrowings under the Term A Facility of $319 million were exchanged for 325.1 million ordinary shares of European Capital and the Term A Facility commitment amount was reduced from $400 million to $87 million. In March 2010, we further amended the Term A Facility to further reduce the commitment amount from $87 million to $53 million, extend the maturity date to June 2012, and change the interest rate to LIBOR plus 7.00% payable in kind. As of March 31, 2010, there was a $38 million outstanding balance under the Term A Facility.

In October 2008, we amended the loan agreement to extend an additional $250 million subordinated, unsecured revolving credit facility (the “Term B Facility”) to European Capital. In November 2009, the loan agreement was amended to reduce the Term B Facility commitment of $250 million to an amount equal to the existing standby letter of credit issued to European Capital for the benefit of The Royal Bank of Scotland, plc, the agent on European Capital’s unsecured multicurrency revolving facility. In March 2010, we amended the loan agreement to terminate the Term B Facility commitment.

In March 2010, we entered into another loan agreement with European Capital under which we made a loan (the “Bridge Loan”) for $75 million to European Capital. The Bridge Loan bears interest at LIBOR plus 7.00% payable in kind and matures at the earlier of (i) the date on which all obligations under the loan agreement are repaid in full and (ii) September 1, 2010. Under the loan agreement, European Capital may not pledge certain of its investments (the “Deferred Assets”). We also entered into a purchase agreement with European Capital in March 2010 pursuant to which we agreed to purchase the Deferred Assets from European Capital by September 1, 2010 subject to certain conditions. We may pay the purchase price by setting off any outstanding obligations then due and payable by European Capital to us, including under the Bridge Loan. European Capital used the $75 million of proceeds from the Bridge Loan to repay in full and terminate its unsecured multicurrency revolving facility, which also resulted in the termination of the standby letter of credit that we issued in connection with the facility for the benefit of The Royal Bank of Scotland, plc. As of March 31, 2010, the outstanding balance under the Bridge Loan was $75 million.

Note 12. Subsequent Events

Equity Offering

In April 2010, we completed a registered direct offering of 58,300,000 shares of our common stock to a group of institutional investors at a price of $5.06 per share. Upon completion of the offering, we received gross proceeds of approximately $295 million.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Exchange Offer

On May 3, 2010, we commenced a private offer to exchange our outstanding unsecured public and private notes for cash payments and new secured notes (the “Exchange Offer”). The Exchange Offer expires at 5:00 PM (EDT) on June 1, 2010, unless extended or earlier terminated.

The Exchange Offer is part of a comprehensive financial restructuring of substantially all of our outstanding unsecured indebtedness, which addresses breaches of certain financial covenants and other defaults under the agreements governing the indebtedness. The restructuring transactions involve cash principal payments to the holders of existing indebtedness totaling $960 million and the issuance of new secured notes and loans totaling approximately $1,390 million. The restructuring transactions are intended to be accomplished by means of an out-of-court procedure, but if the conditions to completion of the out-of court restructuring are not satisfied or waived, they may be completed through a pre-packaged in-court restructuring.

The out-of-court restructuring includes an offer to exchange all of our existing private unsecured notes and public unsecured notes, which have an aggregate principal amount of approximately $963 million, for (A) an aggregate cash payment of a minimum of 39% of the aggregate principal amount of the existing notes (subject to certain potential adjustments), (B) four series of newly issued amortizing secured notes due December 31, 2013, equal in principal amount to the existing notes exchanged (less the aggregate cash payment), and (C) the payment of a fee equal to 2% of the aggregate principal amount of the new secured notes, plus accrued and unpaid interest on notes exchanged in the offer. The Exchange Offer also includes a solicitation of consents from the holders of the existing public notes to remove the basis for an existing default under the provisions of the indenture for the existing public notes.

Simultaneously with the completion of the out-of-court Exchange Offer, there will be a refinancing of approximately $1,387 million in loans outstanding under our unsecured credit agreement. Under the refinancing, American Capital and the lenders will enter into a new credit agreement providing for (A) the repayment of a minimum of 39% in aggregate principal amount of the existing loans (subject to certain potential adjustments), (B) the conversion of the remaining outstanding principal amount of the existing loans into new secured term loans maturing on December 31, 2013, and (C) the payment of a fee equal to 2% of the aggregate principal amount of the new secured loans, plus accrued and unpaid interest under the existing credit agreement. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the lenders under the existing credit agreement have executed a lock-up agreement, generally obligating them to enter into this refinancing, subject to the satisfaction of various conditions.

The holders of the existing notes and the lenders under the credit agreement participating in the out-of-court restructuring may elect to receive either cash or new secured debt in exchange for their unsecured debt, subject to certain minimum cash payments and other adjustments or reallocations as may be required to allow for the payment of the full $960 million of cash. The consummation of the Exchange Offer is subject to, among other things, the condition that (i) all of the lenders under the credit agreement execute the new credit agreement, (ii) all of the holders of our existing private notes tender in the Exchange Offer all of the existing private notes, and (iii) holders of at least 85% in aggregate principal amount of the existing public notes tender those notes in the Exchange Offer (or such lesser amount as may be agreed by a majority in aggregate principal amount of the lenders under the credit agreement and the respective committees representing holders of the existing private notes and the holders of the existing public notes).

The four series of new secured notes include floating rate notes denominated in US Dollars and adjustable fixed rate notes denominated in US Dollars, Euros and Pounds Sterling. The floating rate notes and the new secured loans will initially bear interest at a rate per annum equal to one, two, or three month LIBOR (subject to

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

a LIBOR floor of 2% per annum), plus an additional 6.5%, subject to a reduction of such additional amount to 5.5% once the aggregate principal amount of new secured notes and loans that remain outstanding drops below $1 billion. The adjustable fixed rate notes denominated in US Dollars, Euros and Sterling will initially bear interest at a rate per annum of 2.46%, 2.25% and 2.58%, respectively, plus an additional 6.5%, which additional amount is similarly subject to reduction to 5.5%. All of the interest rates are subject to increase for, among other things, the non-payment of certain principal amounts, by certain dates. Both the new secured notes and the new secured loans provide for certain scheduled mandatory amortization payments during their term as well as certain scheduled penalty amortization payments, which if not satisfied would lead to an increase in the interest rates.

Both the new secured notes and the new secured loans will be secured by a first priority lien (subject to certain permitted liens and exceptions) on substantially all of our existing unencumbered and after-acquired tangible and intangible assets.

As part of the restructuring, we are also soliciting from the lenders under our credit agreement, holders of our existing notes (with certain exceptions) and counterparties to certain interest rate swap agreements, votes to accept a standby plan of reorganization, under which these creditors would receive substantially identical consideration to that they would receive under the out-of-court restructuring, although creditors would not have the right to elect whether they preferred to receive cash or new secured debt. If the Exchange Offer and the new credit agreement are not consummated, but at least one of the classes of the holders of our existing private notes, existing public notes and existing loans under the credit agreement has voted to accept the standby plan by the expiration of the Exchange Offer in a manner that satisfies the requisite voting thresholds under chapter 11 of title 11 of the United States Code, we may file a voluntary petition for relief and seek prompt confirmation of the standby plan. In such circumstances, a class of claims votes to accept a plan of reorganization if holders holding at least two-thirds of the aggregate principal amount of the class of claims and more than one half in number of such class of claims that submit votes on the plan vote to accept the plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:

•	Executive Overview

•	Results of Operations

•	Financial Condition, Liquidity and Capital Resources

•	Forward-Looking Statements

EXECUTIVE OVERVIEW

We are a publicly traded private equity firm and a global asset manager. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us and buyouts of private companies sponsored by other private equity firms and provide capital directly to early stage and mature private and small public companies. In addition, we also invest in structured product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us. We are also an alternative asset manager with $14 billion of capital resources under management as of March 31, 2010, including $7 billion of third-party capital resources.

Our primary business objectives are to increase our taxable income, net realized earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

American Capital Investing Activity

We provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and provide capital directly to early stage and mature private and small public companies. Currently, we will invest up to $100 million in a single middle market transaction in North America. We also invest in Structured Products and alternative asset funds managed by us. For summary financial information by geographic area, see Note 4 to our consolidated interim financial statements in this Form 10-Q.

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

The total fair value of our investment portfolio was $5.7 billion and $5.6 billion as of March 31, 2010 and December 31, 2009, respectively. Our new investments totaled $84 million and $40 million during the three months ended March 31, 2010 and 2009, respectively. The amount of our new investments include both funded commitments and unfunded commitments as of the investment date. During the three months ended March 31, 2010 and 2009, we generally limited our investment originations to providing funding to our existing portfolio companies for working capital or to recapitalize or refinance their balance sheets, primarily to preserve our investments. Since our asset coverage ratio was below 200% and our NAV per share was greater than the trading price of our common stock during the three months ended March 31, 2010, regulatory restrictions generally limited our ability to raise debt or equity capital during the quarter to be able to make significant new investments. In addition, we have retained the cash from any realized proceeds from the exit of portfolio investments during the three months ended March 31, 2010 in anticipation of restructuring our debt obligations and delevering our balance sheet instead of reinvesting the proceeds into new investment opportunities.

The type and aggregate dollar amount of our new investments during the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Add-on financing for working capital in distressed situations	$8	$25
Add-on financing for recapitalizations	75	15
Add-on financing for growth and working capital	1	—

Total	$84	$40

The add-on financing for recapitalizations of $75 million for the three months ended March 31, 2010 consists of a $75 million bridge loan issued to European Capital Limited (“European Capital”), the proceeds of which were utilized to repay in full and terminate European Capital’s unsecured multicurrency revolving facility. The bridge loan matures by September 2010 and is expected to be repaid either in kind with certain portfolio investments owned by European Capital or in cash with the proceeds therefrom.

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Principal prepayments	$90	$42
Sales of equity investments	49	15
Loan syndications and sales	15	8
Scheduled principal amortization	7	10
Payment of accrued PIK interest and dividend and original issue discounts	2	4

Total	$163	$79

Public Manager of Funds of Alternative Assets

We are a global alternative asset manager of third-party funds. Our third-party alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. We refer to the asset management business throughout this report to include the asset management activities conducted by American Capital, LLC. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we also manage European Capital, American Capital Agency Corp. (“AGNC”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”), ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”) and American Capital CRE CDO 2007-1, Ltd. (“ACAS CRE CDO”). As of March 31, 2010, our assets under management totaled $14 billion, including $7 billion under management in the third-party funds named above.

Through our asset management business, American Capital, LLC generally earns base management fees based on the size of the funds and incentive income based on the performance of the funds it manages. In addition, we may invest directly into our alternative asset funds and earn investment income from our direct investments in those funds.

The following table sets forth certain information with respect to our funds under management as of March 31, 2010:

	American Capital	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1	ACAS CRE CDO
Fund type	Public Alternative Asset Manager & Fund	Private Fund	Public REIT Fund - The NASDAQ Global Market	Private Fund	Private Fund	Private Fund	Private Fund
Established	1986	2005	2008	2006	2007	2006	2007
Assets under management	$6.8 Billion(1)	$1.8 Billion(2)	$5.8 Billion	$0.7 Billion	$0.4 Billion	$0.4 Billion	$0.0 Billion
Investment types	Senior & Subordinated Debt, Equity, Structured Products	Senior & Subordinated Debt, Equity, Structured Products	Agency Securities	Equity	Equity	Senior Debt	CMBS
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in third-party funds that we manage.
(2)	Excluded from our third-party funds under management as we own 100% of European Capital.

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

See Note 4 to our interim consolidated financial statements for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of March 31, 2010.

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto.

Our consolidated financial performance, as reflected in our consolidated statements of operations, is composed of the following three primary elements:

•

The first element is “Net operating income,” which is primarily the interest, dividends, prepayment fees, finance and transaction fees and portfolio company management fees earned from investing in debt and equity securities and the fees we earn from fund asset management, less our operating expenses and provision for income taxes.

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

The consolidated operating results for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Operating income	$164	$195
Operating expenses	115	131

Net operating income	49	64
Net gain on extinguishment of debt	—	12
Net realized loss on investments	(126)	(131)

Net realized loss	(77)	(55)

Net unrealized appreciation (depreciation) of investments	264	(492)

Net earnings (loss)	$187	$(547)

Operating Income

We derive the majority of our operating income by investing in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating income from investing in Structured Products. Operating income consisted of the following for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Interest income on debt and Structured Products investments	$126	$159
Dividend income	24	19
Interest income on bank deposits	—	1

Interest and dividend income	150	179

Fund asset management fees and reimbursements	4	8
Portfolio company advisory and administrative fees	6	5
Other fees	4	3

Fee income	14	16

Total operating income	$164	$195

Interest and Dividend Income

Interest income on debt and Structured Products investments decreased by $33 million, or 21%, to $126 million for the three months ended March 31, 2010 from $159 million for the comparable period in 2009, due to a decrease in our monthly weighted average debt and Structured Products investments partially offset by an increase in the weighted average effective interest rate. Dividend income increased by $5 million, or 26%, to $24 million for the three months ended March 31, 2010 from $19 million for the comparable period in 2009, primarily due to an increase in the weighted average effective dividend yield.

The following table summarizes selected data for our debt and equity investments, at cost, for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009
Debt and Structured Products investments(1)	$5,304	$7,207
Effective interest rate on debt and Structured Products investments(1)	9.5%	8.8%
Average monthly one-month LIBOR	0.2%	0.5%
Average non-accrual debt investments at cost(2)	$741	$942
Equity investments(1)	$3,762	$3,511
Effective dividend yield on equity investments(1)	2.6%	2.3%
Debt, Structured Products and equity investments(1)	$9,066	$10,718
Effective yield on debt, Structured Products and equity investments(1)	6.6%	6.7%

(1)	Monthly weighted average.
(2)	Quarterly average.

Our weighted average debt and Structured Products investments decreased from the three months ended March 31, 2009 to the three months ended March 31, 2010 primarily as a result of the repayment or sale of debt investments. We have chosen to accumulate cash on our balance sheet from realization of proceeds from the exit of portfolio investments during the year ended December 31, 2009 and three months ended March 31, 2010 in anticipation of restructuring our debt obligations and delevering our balance sheet instead of reinvesting the proceeds into new investments. Our cash and cash equivalents earn interest at approximately 23 basis points on an annualized basis.

The monthly weighted average effective interest rate on our debt and Structured Products investments during the three months ended March 31, 2010 increased 70 basis points from the prior period primarily due to (i) a greater negative impact of non-accrual debt investments in the three months ended March 31, 2009 as compared to the current period and (ii) an increase in the interest spreads on recent loan originations and modifications, partially offset by (iii) a 30 basis point decrease in the average one-month LIBOR and (iv) a decline in interest income recognized from CMBS investments as compared to the prior period.

When a debt investment is placed on non-accrual, we record reserves on uncollected payment-in-kind (“PIK”) interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we record income in the current period on prior period PIK interest income which was reserved in prior periods. For the three months ended March 31, 2010 and 2009, we recorded net reserves on uncollected PIK interest income recorded in prior periods of $2 million and $20 million, respectively, which had an approximate 10 basis point impact on the weighted average effective interest rate for the three months ended March 31, 2010 compared to an approximate 110 basis point impact for the three months ended March 31, 2009.

The interest income we earn on our debt investments was generally positively impacted by loans that were originated or modified during 2009 and the first quarter of 2010. These recent new loans originations and modifications have been priced at generally higher spreads as compared to loans that have been repaid during this period as market spreads have increased during this period.

A portion of our debt investments, particularly our senior debt investments, accrue interest at LIBOR plus a spread. These debt investments either have no LIBOR floor or may have a LIBOR floor that is generally around 2.0%. As a result, as LIBOR declines, our interest income generally will decline for our debt investments with interest rates that are based on LIBOR without a LIBOR floor.

Our recognition of interest income on Structured Product investments is based in part on our estimate of their future expected cash flows. Our estimate of future expected cash flows used for interest income recognition for our CMBS investments declined during the three months ended March 31, 2010 as compared to the comparable prior period resulting in lower interest income recognized for the three months ended March 31, 2010.

The monthly weighted average effective dividend yield on equity investments was 2.6% for the three months ended March 31, 2010, a 30 basis points increase from the comparable period in 2009. This is primarily due to a decrease in the amount of preferred equity investments on non-accrual during the three months ended March 31, 2010 compared to the comparable period in 2009.

When a preferred equity investment is placed on non-accrual, we record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we record income in the current period on prior period accrued dividend income which was reserved in prior periods. For the three months ended March 31, 2010, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $4 million. For the three months ended March 31, 2009, we recorded reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $4 million .

Fee Income

As of March 31, 2010, all of our third-party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC. Fund asset management fees and reimbursements revenue for the three months ended March 31, 2010 and 2009 represent fees of $4 million and $8 million, respectively, for providing advisory and administrative services to American Capital, LLC.

Our fee income includes financial advisory services provided to our portfolio company investments and includes both management fees for providing managerial advice and analysis to our middle market portfolio companies, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature.

During the three months ended March 31, 2010 and 2009, we did not complete any American Capital sponsored buyouts and did not provide any financing in buyouts sponsored by other private equity firms. As a result, we did not earn any loan financing, equity financing or transaction structuring fees for the three months ended March 31, 2010 and 2009.

Operating Expenses

Operating expenses decreased $16 million, or 12%, for the three months ended March 31, 2010 from the comparable period in 2009. Operating expenses consisted of the following for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Interest	$57	$52
Salaries, benefits and stock-based compensation	34	53
General and administrative	24	26

Total operating expenses	$115	$131

Interest

Interest expense for the three months ended March 31, 2010 increased $5 million, or 10%, from the comparable period in 2009. The increase in interest expense was primarily attributable to an increase in interest rates for default interest and ratings downgrades, partially offset by a decline in LIBOR and lower weighted average borrowings. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2010 was 5.6%, compared to 4.7% for the comparable period in 2009. Our weighted average borrowings decreased to $4,076 million for the three months ended March 31, 2010 from $4,401 million for the comparable period in 2009.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Base salaries	$14	$22
Incentive compensation	7	9
Benefits	3	5
Stock-based compensation	10	17

Total salaries, benefits and stock-based compensation	$34	$53

Salaries, benefits and stock-based compensation for the three months ended March 31, 2010 decreased $19 million, or 36%, from the comparable period in 2009 primarily due to (i) a decrease in the number of employees and (ii) lower stock-based compensation during the three months ended March 31, 2010 as a result of the acceleration of stock-based compensation in the fourth quarter of 2009 from the completion of a tender offer for certain eligible employee stock options.

To better align our organization and cost structure with the current economic conditions, we undertook strategic reviews of our business in 2009 and 2008. As a result of these reviews, we eliminated 160 and 72 positions during the 2008 and 2009 fiscal years, respectively. As of March 31, 2010, we had total employees of 261 compared to total employees of 372 as of March 31, 2009.

During the fourth quarter of 2009, we completed a tender offer for certain eligible employee stock options. Pursuant to the tender offer, we offered employees a cash payment for the voluntary cancellation of certain eligible outstanding employee stock options. As a result of the tender offer, unrecognized compensation cost of $21 million for the tendered unvested options expected to vest was accelerated and recorded as compensation expense in the fourth quarter of 2009. Accordingly, the stock-based compensation cost for the three months ended March 31, 2010 is lower as compared to the comparable prior period in part due to the positive impact of the accelerated employee stock options.

General and Administrative

General and administrative expenses decreased by $2 million, or 8%, for the three months ended March 31, 2010 over the comparable period in 2009 primarily due to fewer employees and offices. During both the three months ended March 31, 2010 and 2009, we recorded non-recurring restructuring charges of $4 million related to excess office facilities due to office closures and employee headcount reductions. During both the three months ended March 31, 2010 and 2009, we also accrued non-recurring professional fees of $4 million from both our and our unsecured creditors’ legal and financial advisors that have been engaged in connection with our debt restructuring negotiations.

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments for the three months ended March 31, 2010 and 2009 consisted of the following individual portfolio company realized gain (loss) greater than $15 million (in millions):

	Three Months Ended March 31,
	2010	2009
Other, net	$8	$8

Total gross realized portfolio gain	$8	$8

UFG Member, LLC	(76)	—
Genband Inc.	(15)	—
Barton-Cotton Holding Corporation	—	(74)
Other, net	(24)	(13)

Total gross realized portfolio loss	$(115)	$(87)

Total net realized portfolio loss	$(107)	$(79)
Interest rate derivative periodic interest payments, net	(16)	(6)
European Capital put option agreement	—	(44)
Foreign currency transactions	(3)	(2)

Total net realized loss	$(126)	$(131)

The following are summary descriptions of portfolio company realized gains or losses greater than $30 million.

In the first quarter of 2010, our portfolio company UFG Member, LLC was sold. As part of the sale proceeds, we received a partial payment on our remaining subordinated debt investment. The sale proceeds we received included a subordinated note from the purchaser, AFA Investments, Inc., that had a fair value of $4 million. We wrote off our remaining subordinated debt investment and our equity investment in UFG Member, LLC realizing a total loss of $76 million offset by a reversal of unrealized depreciation of $68 million.

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

Net Unrealized Appreciation (Depreciation) of Investments

The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Gross unrealized appreciation of private finance portfolio investments	$195	$33
Gross unrealized depreciation of private finance portfolio investments	(84)	(453)

Net unrealized appreciation (depreciation) of private finance portfolio investments	111	(420)
Net unrealized appreciation (depreciation) of European Capital investment	50	(13)
Net unrealized appreciation of European Capital foreign currency translation	69	56
Net unrealized depreciation of AGNC	(2)	(18)
Net unrealized appreciation (depreciation) of American Capital, LLC	26	(162)
Net unrealized depreciation of Structured Products investments	—	(46)
Reversal of prior period net unrealized depreciation upon realization	103	78

Net unrealized appreciation (depreciation) of portfolio investments	357	(525)
Foreign currency translation	(87)	(69)
Derivative agreements	(6)	53
Reversal of prior period net unrealized depreciation on option agreements upon realization	—	49

Net unrealized appreciation (depreciation) of investments	$264	$(492)

See our “Investment Valuation Policy” in Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our valuation methodologies.

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

For the three months ended March 31, 2010, the $111 million of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance and multiple expansion. The operating results for our private finance portfolio companies have improved starting in the latter half of 2009 as the recent global economic recession appears to be ending.

For the three months ended March 31, 2009, the $420 million of net unrealized depreciation on our private finance portfolio investments was driven primarily by declines in multiples of comparable companies and reduction of historic and projected cash flows of certain portfolio companies due to the global economic recession.

European Capital

For the three months ended March 31, 2010, we recognized unrealized appreciation of $119 million on our investment in European Capital comprised of $50 million of unrealized appreciation on our investment and $69 million of unrealized appreciation from foreign currency translation. As of March 31, 2010, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $278 million, respectively and a debt investment with a fair value and cost basis of $113 million.

European Capital is an investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior debt, subordinated debt and equity. European Capital’s underlying portfolio investments are recorded at fair value determined in accordance with GAAP and by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In determining the fair value of our investment in European Capital, we concluded that our wholly-owned equity investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including the covenants and tenor of European Capital’s credit facilities and recent comparable transactions and public comparables, which indicate fair values at a discount to NAV. The unrealized appreciation on our investment of $50 million during the three months ended March 31, 2010, excluding unrealized appreciation on foreign currency, is due primarily to an increase in the NAV of European Capital and a reduction to the discount applied to NAV.

The following is a summary composition of European Capital’s NAV and our equity investment’s implied discount to its NAV as of March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
Debt investments at fair value	€1,066	€1,038
Equity investments at fair value	199	174
Other assets and liabilities, net	40	94
Secured debt at cost	(542)	(569)
Unsecured debt at cost	(109)	(191)
Secured debt from American Capital at cost	(56)	—
Unsecured debt from American Capital at cost	(28)	(18)

NAV (Euros)	€570	€528
Exchange rate	1.35	1.43

NAV (U.S. dollars)	$770	$755

Fair value of American Capital equity investment	$278	$243

Implied discount to NAV	63.9%	67.8%

AGNC

For the three months ended March 31, 2010, we recognized unrealized depreciation of $2 million on our investment in AGNC due to a decrease in the closing market quote of AGNC common stock.

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital, is a holding company of wholly-owned third-party fund managers. During the three months ended March 31, 2010, we recognized $26 million of unrealized appreciation on our investment in American Capital, LLC. The funds managed by American Capital, LLC are European Capital, AGNC, ACE I, ACE II, ACAS CLO-1 and ACAS CRE CDO. The appreciation in the fair value of American Capital, LLC for the three months ended March 31, 2010 is primarily due to improved performance of the funds that it manages.

Structured Products

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities. During the three months ended March 31, 2010, we recorded no net unrealized appreciation on our Structured Products investments. Our CMBS portfolio, which includes a commercial real estate CDO, experienced $4 million of net unrealized depreciation during the three months ended March 31, 2010 and our CLO and CDO portfolios of commercial loans experienced $4 million of net unrealized appreciation during the three months ended March 31, 2010.

Foreign Currency Translation

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. For the three months ended March 31, 2010, we recorded net unrealized depreciation of $87 million primarily as a result of the Euro depreciation against the U.S. dollar.

Derivative and Option Agreements

During the three months ended March 31, 2010, we recorded $6 million of net unrealized depreciation from derivative agreements, primarily interest rate swaps, partially due to a reduction of our credit risk for non-performance during the period. Cumulatively, the fair value of the net liability for our derivative agreements as of March 31, 2010 includes a $14 million reduction due to the incorporation of our credit risk as a result of the impact of our default under our unsecured borrowing arrangements and credit rating downgrades.

During the three months ended March 31, 2009, we recorded $102 million of net unrealized appreciation from derivative and option agreements. We recorded $53 million of net unrealized appreciation from derivative agreements, primarily interest rate swaps, and a $49 million reversal of prior period net unrealized depreciation from the termination of the European Capital put option agreement.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the last twelve months (“LTM”) and quarter ended March 31, 2010 and 2009:

	Period Ended March 31,
	2010	2009
LTM net operating income return on average equity at cost	1.9%	6.1%
LTM realized (loss) earnings return on average equity at cost	(11.3)%	4.3%
LTM loss return on average equity	(7.6)%	(64.2)%
Current quarter net operating income return on average equity at cost annualized	3.2%	3.9%
Current quarter realized loss return on average equity at cost annualized	(5.1)%	(3.4)%
Current quarter earnings (loss) return on average equity annualized	30.7%	(75.4)%

Financial Condition, Liquidity and Capital Resources

The economic recession and crisis in the global credit markets during the past two years has adversely affected all industry sectors. During the period, we suffered significant net depreciation, higher defaults and losses in many of our investments, and as a result became overlevered and defaulted on our primary unsecured arrangements. Additionally we believe that the economic recession and global financial has resulted in fewer firms interested in financing assets or businesses, tighter lending standards and reduced access to capital. The economic recession and global financial crisis has contributed to a decline in earnings and/or decline in valuation multiples for our portfolio companies and widened the investment spreads on Structured Products and certain of our private finance debt investments causing decreases in the fair value of these investments during this two-year period. Although we began to experience some signs of stabilization and improvement during the latter part of 2009 and the first quarter of 2010 in the earnings and valuation multiples of our portfolio companies and in the investments spreads on our Structured Products and private finance debt investments, we may experience volatile market swings that could lead to a further decline in earnings and/or decline in valuation multiples for our portfolio companies or could lead to further widening of investment spreads on Structured Products or private finance debt investments causing a further decrease in the fair value of these investments. Although we cannot predict future market conditions, we believe that our continuing ability to generate positive operating cash flows and sell existing portfolio investments will provide us with adequate liquidity to execute our current business strategy including the payment of our debt service and the minimum amount of dividends to maintain our qualification as a RIC. However, there is no certainty that we will generate sufficient liquidity from these realizations to meet our needs. We may elect to raise new capital if we can do so at terms that we deem to be attractive.

Currently, our primary sources of liquidity are our cash and cash equivalents and our portfolio investments. As of March 31, 2010, we had $820 million of cash and cash equivalents and $79 million of restricted cash and cash equivalents. As of April 30, 2010, we had approximately $1.2 billion of cash and cash equivalents. A substantial amount of our existing cash balance is expected to be used to pay down our unsecured revolving credit facility and unsecured public and private notes as part of a restructuring transaction. See Exchange Offer discussion below for additional information. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the three months ended March 31, 2010, we received cash proceeds from the realizations of portfolio investments of $163 million. During the three months ended March 31, 2010, we principally funded our operations, including our investing activities, from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

Operating and Investing Cash Flow

Historically, our investment portfolio has generated a substantial amount of operating cash flow from interest, dividends and fees. For the three months ended March 31, 2010, we generated $21 million of cash flow from operations. One of our other sources of liquidity is our investment portfolio. For the three months ended March 31, 2010, we received net cash from investing activities totaling $60 million. Included in our cash from investing activities were cash proceeds from the realization of portfolio investments totaling $163 million for the three months ended March 31, 2010. As of March 31, 2010, we had portfolio investments totaling $5.7 billion at fair value, including $3.8 billion in debt investments, $1.7 billion in equity investments and $0.2 billion in Structured Product investments. Our investments are generally illiquid and no active primary or secondary market for the trading of these investments exists. We are generally repaid our investments upon a change of control event of the portfolio company such as sale or recapitalization of the portfolio company. We currently have several portfolio companies in various stages of the sale process; however, there are no assurances that we will be able to realize proceeds from our investments in the future.

Due to the exit of several of our portfolio investments and a dramatic decline in our investing activities, our investment portfolio at cost decreased from $10.7 billion as of December 31, 2008 to $9.0 billion as of March 31, 2010. Our private finance debt portfolio, which is the significant contributor to our operating income and our operating cash flows, also decreased from $6.2 billion at cost as of December 31, 2008 to $4.4 billion at cost as of March 31, 2010. In addition, the weighted average interest rate on our outstanding borrowings increased from 4.9% for the year ended December 31, 2008 to 5.6% for the quarter ended March 31, 2010. As a result of the decrease in our private finance debt portfolio and the increase in our cost of capital during 2009 and 2010, our operating cash flows decreased from $31 million for the three months ended March 31, 2009 to $21 million for the three months ended March 31, 2010. For the quarter ended March 31, 2010, approximately $51 million of interest income collected during the quarter was generated from securitized assets, all of which is currently required to be used to pay interest and principal on the outstanding notes in our securitizations. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as the disposition of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, distribute dividends to maintain our status as a RIC and fund capital to our current portfolio companies.

Debt Capital

Our debt obligations consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Unsecured revolving credit facility	$1,387	$1,388
Unsecured public debt due October 2012	549	548
Unsecured private debt due September 2009	84	84
Unsecured private debt due August 2010	134	134
Unsecured private debt due February 2011	25	26
Unsecured private debt due September 2011	95	95
Unsecured private debt due October 2020	75	75
ACAS Business Loan Trust 2004-1 asset securitization	164	170
ACAS Business Loan Trust 2005-1 asset securitization	651	696
ACAS Business Loan Trust 2006-1 asset securitization	358	377
ACAS Business Loan Trust 2007-1 asset securitization	272	294
ACAS Business Loan Trust 2007-2 asset securitization	232	255

Total	$4,026	$4,142

The daily weighted average debt balance for the three months ended March 31, 2010 and 2009 was $4,076 million and $4,401 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2010 and 2009 was 5.6% and 4.7%, respectively.

As a BDC, we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in amounts such that our asset coverage is at least 200% after each issuance of Senior Securities. Asset coverage is defined as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, we may borrow amounts up to 5% of our total assets for temporary purposes. As of March 31, 2010, our asset coverage was 163%. Accordingly, we are generally prohibited from issuing any additional Senior Securities until our asset coverage is at least 200%.

Unsecured Revolving Credit Facility

As of March 31, 2010 and December 31, 2009, we were not in compliance with the minimum consolidated tangible net worth covenant and certain other covenants under our unsecured revolving credit facility (the “Credit Facility”). During the continuance of these events of default, lenders representing a majority of the commitments may declare the outstanding principal and accrued interest to be due and payable immediately subject to the lock-up agreement discussed below. Pursuant to the terms of the Credit Facility, the applicable spread on any borrowings outstanding under the Credit Facility increased by 2.00% as a result of these events of default. Also, due to the events of default, all LIBOR borrowings outstanding were automatically converted into base rate loans from index rate loans. The applicable interest rate for base rate loans is the greater of the prime rate or the federal funds rate plus 0.50%. As a result of rating agency downgrades during the first quarter of 2009, the applicable spread over the applicable base rate increased from 2.25% to 3.75% and the unused commitment fee increased from 0.50% to 0.80% as of March 2, 2009. As of March 31, 2010, the total interest rate on this facility was 9.00% for borrowings denominated in U.S. dollars.

In November 2009, we entered into a lock-up agreement with the lenders under the Credit Facility to further our efforts to restructure the Credit Facility and our other principal unsecured debt arrangements based on our previously announced agreement in principle with the lenders to restructure the Credit Facility. The lock-up agreement generally requires all of the lenders under the Credit Facility to agree to the proposed restructuring assuming specified conditions are met. However, the lock-up agreement may be terminated if various stages of the proposed restructuring are not completed by certain dates. These deadlines have been extended on several occasions and currently, the lock-up agreement may be terminated (i) upon the earlier of the consummation of the exchange transaction, the effective date of a prepackaged plan of reorganization or a written agreement to terminate the lock-up agreement, (ii) if the exchange transaction is not consummated in accordance with the proposed restructuring and we have not commenced a voluntary reorganization case by June 30, 2010 or (iii) if we commence a voluntary reorganization case and (1) any material order is entered that is inconsistent with the lock-up agreement or the proposed restructuring, which is objected to by a majority of the lenders, (2) an order finding that the solicitation complying with applicable law and confirming the plan has not been entered on or before July 31, 2010 (unless the administrative agent under the Credit Facility agrees to an extension of not later than August 15, 2010), (3) the plan is not consummated by August 15, 2010, or (4) the voluntary reorganization case is dismissed or converted to a case under chapter seven of title eleven of the United States Code or a trustee or examiner shall have been appointed in the voluntary reorganization. In addition, either party may terminate the lock-up agreement upon a breach of material obligations by the other party.

Unsecured Public Debt

We were not in compliance with the asset coverage ratio covenant in the indenture for our public notes as of March 31, 2010 and December 31, 2009. Pursuant to the terms of the notes, during the continuance of this event of default, the trustee or the holders of at least 25% of the outstanding principal amount of the notes may declare the principal and accrued interest to be due and payable immediately. The holders of more than 50% of the outstanding principal amount of the notes can rescind any acceleration if all late payments are made and any events of default are cured or waived. As of the date of this filing, the noteholders have not accelerated the amounts outstanding under the notes. As a result of rating agency downgrades during 2009, the interest rate on these notes increased by 2.00%. As of March 31, 2010, the interest rate on our public notes was 8.85%.

Unsecured Private Debt

As of March 31, 2010 and December 31, 2009, we were not in compliance with certain financial covenants, including the minimum consolidated tangible net worth covenant, the available debt asset coverage ratio covenant and the asset coverage ratio covenant, for each series of these notes. Pursuant to the terms of the notes, during the continuance of these events of default, the holders of more than 50% of the outstanding principal amount of each series of the notes can declare that all amounts outstanding under the notes for the respective series are immediately due and payable, at which time a default rate equal to the greater of 2.00% above the stated rate for each series or 2.00% over the prime rate will be applied on all overdue amounts. The holders of more than 50% of the outstanding principal amount of each series of notes could rescind any acceleration of the notes in that series if all late payments are made, any events of default are cured or waived and no judgment or decree has been entered for the payment of any monies due on the notes. On August 28, 2009, the noteholders declared the unpaid principal amount of the notes outstanding, plus all accrued and unpaid interest and the respective make-whole interest payment for each series, if any, immediately due and payable. Although we have not repaid these obligations in full, we entered into forbearance agreements with all of these noteholders, under which the noteholders agreed to forbear from exercising certain rights and remedies with respect to the events of default that have occurred under the notes. The holders of a majority in principal amount of the notes outstanding under each series may terminate the forbearance agreement for the series at any time. In consideration for entering into the forbearance agreements, we paid all accrued and unpaid interest due on the notes as of September 1, 2009 at the default rate retroactive to March 30, 2009 and agreed to add to the outstanding principal amounts of certain of the notes a $22 million make-whole interest payment. As of March 31, 2010, the total weighted average interest rate of our unsecured private notes was 8.27%.

Securitizations

As of March 31, 2010, we were in compliance with all of the covenants for our asset securitizations. Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan, as defined in each indenture, all interest and principal collections that would be applied to the subordinated notes retained by us are paid sequentially to pay down the principal of the notes that are generally held by third party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of March 31, 2010, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. Our asset securitizations are secured by portfolio investments and assets with a fair value of $2.1 billion as of March 31, 2010.

Exchange Offer

On May 3, 2010, we announced that we had commenced an offer to exchange our outstanding unsecured public and private notes for cash payments and new secured notes (the “Exchange Offer”). The Exchange Offer expires at 5:00 PM (EDT) on June 1, 2010, unless extended or earlier terminated.

The Exchange Offer is part of a comprehensive financial restructuring of substantially all of our outstanding unsecured indebtedness, which addresses breaches of certain financial covenants and other defaults under the agreements governing the indebtedness. The restructuring transactions involve cash principal payments to the holders of existing indebtedness totaling $960 million and the issuance of new secured notes and loans totaling approximately $1,390 million. The restructuring transactions are intended to be accomplished by means of an out-of-court procedure, but if the conditions to completion of the out-of court restructuring are not satisfied or waived, they may be completed through a pre-packaged in-court restructuring.

The out-of-court restructuring includes an offer to exchange all of our existing private unsecured notes and public unsecured notes, which have an aggregate principal amount of approximately $963 million, for (A) an aggregate cash payment of a minimum of 39% of the aggregate principal amount of the existing notes (subject to certain potential adjustments), (B) four series of newly issued amortizing secured notes due December 31, 2013, equal in principal amount to the existing notes exchanged (less the aggregate cash payment), and (C) the payment of a fee equal to 2% of the aggregate principal amount of the new secured notes, plus accrued and unpaid interest on notes exchanged in the offer. The Exchange Offer also includes a solicitation of consents from the holders of the existing public notes to remove the basis for an existing default under the provisions of the indenture for the existing public notes.

Simultaneously with the completion of the out-of-court Exchange Offer, there will be a refinancing of approximately $1,387 million in loans outstanding under our unsecured credit agreement. Under the refinancing, American Capital and the lenders will enter into a new credit agreement providing for (A) the repayment of a minimum of 39% in aggregate principal amount of the existing loans (subject to certain potential adjustments), (B) the conversion of the remaining outstanding principal amount of the existing loans into new secured term loans maturing on December 31, 2013, and (C) the payment of a fee equal to 2% of the aggregate principal amount of the new secured loans, plus accrued and unpaid interest under the existing credit agreement. As previously announced, the lenders under the existing credit agreement have executed a lock-up agreement, generally obligating them to enter into this refinancing, subject to the satisfaction of various conditions.

The holders of the existing notes and the lenders under the credit agreement participating in the out-of-court restructuring may elect to receive either cash or new secured debt in exchange for their unsecured debt, subject to certain minimum cash payments and other adjustments or reallocations as may be required to allow for the payment of the full $960 million of cash. The consummation of the Exchange Offer is subject to, among other things, the condition that (i) all of the lenders under the credit agreement execute the new credit agreement, (ii) all of the holders of our existing private notes tender in the Exchange Offer all of the existing private notes, and (iii) holders of at least 85% in aggregate principal amount of the existing public notes tender those notes in the Exchange Offer (or such lesser amount as may be agreed by a majority in aggregate principal amount of the lenders under the credit agreement and the respective committees representing holders of the existing private notes and the holders of the existing public notes).

The four series of new secured notes include floating rate notes denominated in US Dollars and adjustable fixed rate notes denominated in US Dollars, Euros and Pounds Sterling. The floating rate notes and the new secured loans will initially bear interest at a rate per annum equal to one, two, or three month LIBOR (subject to a LIBOR floor of 2% per annum), plus an additional 6.5%, subject to a reduction of such additional amount to 5.5% once the aggregate principal amount of new secured notes and loans that remain outstanding drops below $1 billion. The adjustable fixed rate notes denominated in US Dollars, Euros and Sterling will initially bear interest at a rate per annum of 2.46%, 2.25% and 2.58%, respectively, plus an additional 6.5%, which additional amount is similarly subject to reduction to 5.5%. All of the interest rates are subject to increase for, among other things, the non-payment of certain principal amounts, by certain dates. Both the new secured notes and the new secured loans provide for certain scheduled mandatory amortization payments during their term as well as certain scheduled penalty amortization payments, which if not satisfied would lead to an increase in the interest rates.

Both the new secured notes and the new secured loans will be secured by a first priority lien (subject to certain permitted liens and exceptions) on substantially all of our existing unencumbered and after-acquired tangible and intangible assets.

As part of the restructuring, we are also soliciting from the lenders under our credit agreement, holders of our existing notes (with certain exceptions) and counterparties to certain interest rate swap agreements, votes to accept a standby plan of reorganization, under which these creditors would receive substantially identical consideration to that they would receive under the out-of-court restructuring, although creditors would not have the right to elect whether they preferred to receive cash or new secured debt. If the Exchange Offer and the new credit agreement are not consummated, but at least one of the classes of the holders of our existing private notes, existing public notes and existing loans under the credit agreement has voted to accept the standby plan by the expiration of the Exchange Offer in a manner that satisfies the requisite voting thresholds under chapter 11 of title 11 of the United States Code, we may file a voluntary petition for relief and seek prompt confirmation of the standby plan. In such circumstances, a class of claims votes to accept a plan of reorganization if holders holding at least two-thirds of the aggregate principal amount of the class of claims and more than one half in number of such class of claims that submit votes on the plan vote to accept the plan.

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

We have interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. We also may enter into interest rate swaption agreements where, if exercised, we pay a floating rate based on LIBOR and receive a fixed rate. The fair value of our interest rate derivative agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

We have interest rate swap agreements with certain of our derivative counterparties that allow the counterparty to declare an early termination event on its outstanding derivative transactions with us if an event of default on certain or all of our indebtedness in amounts that range from the greater of $5 million to $15 million, if a counterparty has accelerated certain of our indebtedness in amounts that range from the greater of $5 million to $15 million or if our unsecured debt rating falls below BB- as rated by Fitch Ratings, BB-, as rated by Standard & Poor’s Rating Services or Ba3 by Moody’s Investors Services, Inc. As of March 31, 2010, the GAAP fair value of our interest rate swap agreements with these early termination event provisions was a liability of $43 million, which is net of a $7 million credit risk adjustment based on our credit risk and our counterparty’s credit risk. Our liability in the event the counterparties should elect to terminate their outstanding interest rate swap agreements as a result of these early termination events was $50 million as of March 31, 2010.

Equity Capital

As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of March 31, 2010, our NAV per share was $8.98 per share and our closing market price was $5.08 per share. On February 12, 2010, our shareholders approved a proposal to authorize us to sell shares of our common stock at prices below the NAV per share in one or more offerings subject to certain limitations, including the prior approval of our Board of Directors. The authorization is effective for a twelve month period expiring on February 12, 2011 and the number of shares that may be issued below NAV per share is limited to 58,324,930 shares of common stock, which was 20% of the number of shares outstanding as of the record date for the shareholder vote of the proposal, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations.

In April 2010, we completed a registered direct offering of 58,300,000 shares of our common stock to a group of institutional investors at a price of $5.06 per share. Upon completion of the offering, we received gross proceeds of approximately $295 million. As such, except as noted above, we presently have the authority to only issue 24,930 additional shares of common stock below our NAV per share.

Future Distribution Requirements

If we qualify as a RIC and annually distribute to our shareholders in a timely manner at least 90% of our investment company taxable ordinary income, we will not be subject to federal income tax on the portion of our taxable ordinary income and long-term capital gains we distribute to our shareholders. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have a tax fiscal year that ends on September 30. We intend to continue to distribute sufficient dividends to eliminate our taxable income. However, we may elect to not distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to federal income tax on such undistributed amounts. For our tax year ended September 30, 2009, we estimate that we have less than $10 million of remaining undistributed ordinary taxable income.

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

Commitments

As of March 31, 2010, we had commitments under loan and financing agreements to fund up to $202 million to 38 portfolio companies, with $15 million of the commitments related to undrawn revolving credit facilities for European Capital (see Note 11 to our consolidated interim financial statements in this Form 10-Q). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of March 31, 2010, loans on non-accrual status for 34 portfolio companies had a cost basis of $671 million and had a fair value of $263 million.

As of March 31, 2010 and December 31, 2009, current loans, past due loans and loans on non-accrual status were as follows (dollars in millions):

	March 31, 2010	December 31, 2009
Current	$3,648	$3,572

0 - 30 days past due	—	38
31 - 60 days past due	3	—
61 - 90 days past due	—	—
Greater than 90 days past due	44	50

Total past due loans at cost	47	88
Non-accruing loans at cost	671	811

Total loans at cost	$4,366	$4,471

Non-accruing loans at fair value	$263	$290

Total loans at fair value	$3,759	$3,729

Non-accruing loans at cost as a percent of total loans at cost	15.4%	18.1%

Non-accruing loans at fair value as a percent of total loans at fair value	7.0%	7.8%

We believe that debt service collection is probable for our loans that are past due.

Non-accruing loans at cost decreased from December 31, 2009 to March 31, 2010 primarily due to loan write-offs, exits, improved portfolio company performance and recapitalizations. During the first quarter of 2010, three portfolio companies were recapitalized that included exchanging our loans for preferred or common equity securities that had a cost basis of $77 million and a fair value of $6 million.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2001 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2000. The following table contains a summary of portfolio statistics as of and for the period ended March 31, 2010:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited)	Pre-2001	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	Pre-2001-2010 Aggregate	2005-2010 Aggregate
IRR - Fair Value - All Investments(2)	7.9%	18.1%	7.9%	20.9%	13.2%	2.9%	7.2%	-10.5%	-2.5%	—	—	4.5%	-0.9%
IRR - Fair Value - Equity Investments Only(2)(3)(4)	5.8%	46.9%	11.4%	28.7%	27.6%	-8.2%	12.7%	-16.5%	-9.6%	—	—	2.5%	-5.0%
IRR - Exited Investments(5)	8.6%	20.2%	9.1%	23.5%	17.0%	23.9%	9.7%	-3.3%	-74.9%	—	—	13.0%	11.5%
Original Investments and Commitments	$1,065	$376	$962	$1,434	$2,266	$4,636	$5,179	$7,328	$1,021	$—	$—	$24,267	$18,164
Total Exits and Prepayments of Original Investments and Commitments	$998	$353	$757	$1,083	$1,830	$2,096	$3,277	$3,151	$55	$—	$—	$13,600	$8,579
Total Interest, Dividends and Fees Collected	$386	$142	$307	$365	$540	$696	$785	$815	$154	$—	$—	$4,190	$2,450
Total Net Realized (Loss) Gain on Investments	$(128)	$(4)	$(90)	$142	$29	$293	$(92)	$(377)	$(50)	$—	$—	$(277)	$(226)
Current Cost of Investments	$76	$23	$196	$331	$471	$2,326	$1,570	$3,221	$799	$—	$—	$9,013	$7,916
Current Fair Value of Investments	$20	$2	$136	$418	$351	$1,224	$1,249	$1,691	$607	$—	$—	$5,698	$4,771
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.4%	0.0%	2.4%	7.3%	6.2%	21.5%	21.9%	29.7%	10.6%	—	—	100.0%	83.7%
Net Unrealized Appreciation (Depreciation)	$(56)	$(21)	$(60)	$87	$(120)	$(1,102)	$(321)	$(1,530)	$(192)	$—	$—	$(3,315)	$(3,145)
Non-Accruing Loans at Cost	$18	$14	$27	$—	$39	$99	$136	$334	$4	$—	$—	$671	$573
Non-Accruing Loans at Fair Value	$20	$2	$20	$—	$11	$78	$58	$70	$4	$—	$—	$263	$210
Equity Interest at Fair Value(3)	$—	$—	$1	$191	$73	$554	$422	$394	$138	$—	$—	$1,773	$1,508
Debt to EBITDA(6)(7)(8)	7.0	NM	8.1	4.5	6.2	4.6	5.3	6.9	6.3	—	—	5.9	5.9
Interest Coverage(6)(8)	1.9	NM	0.9	2.7	2.1	2.4	2.5	2.2	1.4	—	—	2.2	2.2
Debt Service Coverage(6)(8)	1.9	NM	0.8	2.5	1.5	1.6	2.0	1.9	1.2	—	—	1.8	1.8
Average Age of Companies(8)	37 yrs	25 yrs	50 yrs	40 yrs	45 yrs	29 yrs	31 yrs	28 yrs	25 yrs	—	—	31 yrs	29 yrs
Diluted Ownership Percentage(3)	64%	86%	39%	52%	45%	54%	44%	44%	35%	—	—	46%	46%
Average Sales(8)(9)	$46	$7	$46	$187	$95	$122	$132	$234	$98	$—	$—	$159	$166
Average EBITDA(8)(10)	$4	$—	$9	$36	$23	$24	$36	$40	$28	$—	$—	$33	$34
Average EBITDA Margin	8.7%	—	19.6%	19.3%	24.2%	19.7%	27.3%	17.1%	28.6%	—	—	20.8%	20.5%
Total Sales(8)(9)	$70	$267	$169	$1,269	$820	$1,954	$5,854	$8,107	$1,190	$—	$—	$19,700	$17,105
Total EBITDA(8)(10)	$6	$4	$18	$179	$167	$323	$896	$1,538	$234	$—	$—	$3,365	$2,991
% of Senior Loans(8)(11)	86%	21%	57%	61%	41%	38%	37%	62%	26%	—	—	47%	46%
% of Loans with Lien(8)(11)	100%	68%	100%	100%	91%	89%	93%	93%	61%	—	—	89%	87%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment.
(2)	Assumes investments are exited at current fair value.
(3)	Excludes investments in structured products.
(4)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(5)	Includes exited securities of existing portfolio companies.
(6)	These amounts do not include investments in which we own only equity.
(7)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(8)	Excludes investments in structured products, managed funds and American Capital, LLC.
(9)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(10)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(11)	As a percentage of our total debt investments.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that there has been no material changes in these market risks since December 31, 2009.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the first quarter of 2010.

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

Item 1A. Risk Factors

The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

We are currently in default under our unsecured revolving credit facility, our public unsecured notes and our private unsecured notes. On August 28, 2009, the holders of our private unsecured notes accelerated the amounts due under the notes and declared that all borrowings outstanding, plus all accrued and unpaid interest and the respective make-whole amount for each series, were immediately due and payable, causing us to be in default on the payment of all amounts due under these notes. We have entered into forbearance agreements with all of these noteholders, under which the noteholders have agreed to forbear from exercising certain rights and remedies with respect to events of default that have occurred under their respective series. In consideration for entering into the forbearance agreements, we have paid all accrued and unpaid interest due on these notes as of September 1, 2009. As of April 21, 2010, we are however currently, in default on payment of certain amounts due under these notes in the following amounts: with respect to (i) the Note Purchase Agreement dated as of September 1, 2004 relating to $82,000,000 of 5.92% Senior Notes, Series A, due September 1, 2009 and $85,000,000 of 6.46% Senior Notes, Series B, due September 1, 2011, we are in default in payment of $185,692,838 in principal amount, which includes a make-whole amount of $11,680,009; (ii) the Note Purchase Agreement dated as of August 1, 2005 relating to $126,000,000 of 6.14% Senior Notes, Series 2005-A, due August 1, 2010, we are in default in payment of $136,281,536 in principal amount, which includes a make-whole amount of $8,263,024; (iii) the Note Purchase Agreement dated as of September 26, 2005 relating to $75,000,000 of Floating Rate Senior Notes, Series 2005-B, due October 30, 2020, we are in default in payment of $75,566,260 in principal amount, with no make-whole amount due; and (iv) the Note Purchase Agreement dated as of February 9, 2006 relating to EUR 14,000,000 of 5.177% Senior Notes, Series 2006-A and GBP 3,000,000 of 6.565% Senior Notes, Series 2006-B due February 9, 2011, we are in default on EUR 15,394,825 and GBP 3,311,818 in principal amount, which includes a make-whole amount of EUR 842,253 and GBP 263,524, respectively. We are also in default of certain financial covenants and cross defaults under each of these unsecured borrowing arrangements, as further described in Note 5 to our accompanying interim consolidated financial statements in this Form 10-Q.

Item 4. [Reserved]

Item 5. Other Information

On February 12, 2010, we held a special meeting of stockholders. One matter was submitted to the stockholders for consideration:

1. To approve a proposal to authorize us, with the approval of our Board of Directors, to sell shares of our common stock at prices below the net asset value per share in one or more offerings subject to certain limitations.

The results of the shares voted with regard to this matter is as follows:

1. Approval to sell shares of our common stock at prices below the net asset value per share in one or more offerings subject to certain limitations:

For	Against	Abstain
128,444,760	18,981,785	2,177,678

Item 6. Exhibits

(a) Exhibits

*3.1.	American Capital Strategies, Ltd. Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a. of the Registration Statement on Form N-2
(File No. 333-161421), filed August 19, 2009.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2008 Annual Meeting (File No. 814-00149), filed on April 9, 2008.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

*10.1.	Second Amendment, dated August 18, 2009, to that certain Note Purchase Agreement dated as of September 26, 2005, as amended, between American Capital, Ltd. and each of the Noteholders thereto, incorporated herein by reference to Exhibit 2.k.37 of the Registration Statement on
Form N-2 (File No. 333-166396), filed April 29, 2010.

*10.2.	Extension Letter Agreement to American Capital, Ltd. Lock-Up Agreement, dated as of January 11, 2010 between American Capital, Ltd. and Wachovia Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 2.k.45 of the Registration Statement on Form N-2
(File No. 333-166396), filed April 29, 2010.

*10.3.	Extension Letter Agreement to American Capital, Ltd. Lock-Up Agreement, dated as of March 9, 2010 between American Capital, Ltd. and Wachovia Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 2.k.47 of the Registration Statement on Form N-2
(File No. 333-166396), filed April 29, 2010.

*10.4.	Second Amendment to American Capital, Ltd. Lock-Up Agreement, dated as of March 26, 2010 between American Capital, Ltd. and the creditors party thereto, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated March 30, 2010.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Fully or partly previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Senior Vice President, Accounting

Date: May 10, 2010