Form 10-Q
period 2010-06-30
AMERICAN CAPITAL, LTD
filed 2010-08-06
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 30, 2010, was 340,724,954.

AMERICAN CAPITAL, LTD.

Item 1. Financial Statements

AMERICAN CAPITAL, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Investments at fair value (cost of $8,439 and $9,158, respectively)
Non-Control/Non-Affiliate investments (cost of $4,409 and $4,839, respectively)	$3,035	$3,036
Affiliate investments (cost of $300 and $251, respectively)	216	204
Control investments (cost of $3,730 and $4,068, respectively)	2,443	2,335

Total investments at fair value	5,694	5,575
Cash and cash equivalents	176	835
Restricted cash and cash equivalents	185	96
Interest receivable	32	38
Derivative agreements at fair value	3	1
Other	131	127

Total assets	$6,221	$6,672

Liabilities and Shareholders’ Equity
Debt ($275 and $2,666 due within one year, respectively)	$2,924	$4,142
Derivative agreements at fair value	120	102
Other	64	99

Total liabilities	3,108	4,343

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 351.5 and 292.9 issued and 340.1 and 280.9 outstanding, respectively	3	3
Capital in excess of par value	7,051	6,735
Distributions in excess of net realized earnings	(1,077)	(709)
Net unrealized depreciation of investments	(2,864)	(3,700)

Total shareholders’ equity	3,113	2,329

Total liabilities and shareholders’ equity	$6,221	$6,672

Net Asset Value Per Common Share	$9.15	$8.29

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Income
Interest and dividend income
Non-Control/Non-Affiliate investments	$74	$71	$167	$195
Affiliate investments	7	13	15	22
Control investments	57	43	106	89

Total interest and dividend income	138	127	288	306

Fee income
Non-Control/Non-Affiliate investments	4	4	8	8
Control investments	9	9	19	21

Total asset management and other fee income	13	13	27	29

Total operating income	151	140	315	335

Operating Expenses
Interest	56	60	113	112
Salaries, benefits and stock-based compensation	34	47	68	100
General and administrative	15	17	35	40
Debt refinancing costs	17	7	21	10

Total operating expenses	122	131	237	262

Net Operating Income Before Income Taxes	29	9	78	73
Benefit for income taxes	—	11	—	11

Net Operating Income	29	20	78	84

Net gain on extinguishment of debt	—	—	—	12

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	(230)	(71)	(270)	(69)
Affiliate investments	7	—	7	(5)
Control investments	(68)	(237)	(135)	(313)
Foreign currency transactions	1	—	(2)	(2)
Derivative and option agreements	(30)	(18)	(46)	(68)

Total net realized loss on investments	(320)	(326)	(446)	(457)

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	695	(311)	1,052	(836)
Foreign currency translation	(125)	66	(212)	(3)
Derivative and option agreements and other	2	4	(4)	106

Total net unrealized appreciation (depreciation) of investments	572	(241)	836	(733)

Total net gain (loss) on investments	252	(567)	390	(1,190)

Net Increase (Decrease) in Net Assets Resulting from Operations (“Net Earnings (Loss)”)	$281	$(547)	$468	$(1,094)

Net Operating Income Per Common Share
Basic	$0.09	$0.09	$0.25	$0.40
Diluted	$0.09	$0.09	$0.25	$0.40
Net Earnings (Loss) Per Common Share
Basic	$0.85	$(2.52)	$1.52	$(5.16)
Diluted	$0.84	$(2.52)	$1.50	$(5.16)
Weighted Average Shares of Common Stock Outstanding
Basic	330.9	217.0	307.4	211.9
Diluted	335.7	217.0	311.0	211.9
Dividends Declared Per Common Share	$—	$1.07	$—	$1.07

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Six Months Ended June 30,
	2010	2009
Operations
Net operating income	$78	$84
Net gain on extinguishment of debt	—	12
Net realized loss on investments	(446)	(457)
Net unrealized appreciation (depreciation) of investments	836	(733)

Net earnings (loss)	468	(1,094)

Shareholder Distributions
Common stock dividends from net operating income	—	(84)
Common stock dividends in excess of net operating income and net realized gain on investments	—	(147)

Net decrease in net assets resulting from shareholder distributions	—	(231)

Capital Share Transactions
Issuance of common stock	296	25
Stock-based compensation	20	34
Other	—	1

Net increase in net assets resulting from capital share transactions	316	60

Total increase (decrease) in net assets	784	(1,265)
Net assets at beginning of period	2,329	3,155

Net assets at end of period	$3,113	$1,890

Net asset value per common share	$9.15	$8.76

Common shares outstanding at end of period	340.1	215.7

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net earnings (loss)	$468	$(1,094)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net unrealized (appreciation) depreciation of investments	(836)	733
Net realized loss on investments	446	457
Net gain on extinguishment of debt	—	(12)
Accrued payment-in-kind interest and dividends on investments	(82)	(14)
Amortization of deferred finance costs, premiums and discounts	6	7
Depreciation of property and equipment	9	6
Stock-based compensation	20	34
Decrease (increase) in interest receivable	4	(8)
Decrease (increase) in other assets	4	(5)
Decrease in other liabilities	(38)	(14)
Other	(2)	(1)

Net cash (used in) provided by operating activities	(1)	89

Investing Activities
Purchases of investments	(120)	(97)
Repayments from (fundings on) portfolio company revolving credit facility investments, net	18	(36)
Principal repayments	378	102
Proceeds from loan syndications and loan sales	15	29
Collection of payment-in-kind notes and dividends and accreted loan discounts	27	5
Proceeds from sales of equity investments	94	68
Capital expenditures for property and equipment	(2)	(1)
Termination of European Capital Limited put option agreement	—	(65)
Other	(33)	(32)

Net cash provided by (used in) investing activities	377	(27)

Financing Activities
Payments on unsecured borrowings	(1,030)	—
Payments on notes payable from asset securitizations	(186)	(87)
Increase in deferred financing costs	(26)	—
Issuance of common stock	296	—
(Increase) decrease in debt service escrows	(89)	16
Other	—	(17)

Net cash used in financing activities	(1,035)	(88)

Net decrease in cash and cash equivalents	(659)	(26)
Cash and cash equivalents at beginning of period	835	209

Cash and cash equivalents at end of period	$176	$183

Non-cash Investing and Financing Activities
Debt investment received from the sale of equity investments	$33	$—
Issuance of common stock in conjunction with acquisition of European Capital Limited	$—	$25

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Six Months Ended June 30,
	2010	2009
Per Share Data
Net asset value at beginning of the period	$8.29	$15.41

Net operating income(1)	0.25	0.40
Net gain on extinguishment of debt(1)	—	0.05
Net realized loss on investments(1)	(1.45)	(2.15)
Net unrealized appreciation (depreciation) on investments(1)	2.72	(3.46)

Net earnings (loss)(1)	1.52	(5.16)
Issuance of common stock(2)	(0.56)	(0.70)
Shareholder distributions	—	(1.07)
Other, net(3)	(0.10)	0.28

Net asset value at end of period	$9.15	$8.76

Ratio/Supplemental Data
Per share market value at end of period	$4.82	$3.21
Total investment return(4)	97.54%	32.00%
Shares outstanding at end of period	340.1	215.7
Net assets at end of period	$3,113	$1,890
Average net assets(5)	$2,656	$2,566
Average debt outstanding(6)	$4,013	$4,371
Average debt outstanding per common share(1)	$13.05	$20.63
Ratio of operating expenses to average net assets(7)	17.99%	20.59%
Ratio of operating expenses, net of interest expense, to average net assets(7)	9.41%	11.79%
Ratio of interest expense to average net assets(7)	8.58%	8.80%
Ratio of net operating income to average net assets(7)	5.92%	6.60%

(1)	Weighted average basic per share data.
(2)	For the six months ended June 30, 2009, represents the issuance of common stock in conjunction with the acquisition of European Capital Limited (“European Capital”).
(3)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the issuance of common stock through a shareholder distribution, the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the purchase of treasury stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	Total investment return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan.
(5)	Based on the average of net assets as of the beginning and end of each period presented.
(6)	Based on a daily weighted average balance of debt outstanding during the period.
(7)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

NON-CONTROL / NON-AFFILIATE INVESTMENTS
AFA Investment Inc.	Food Products	Senior Debt	12.5%	2/15		$5.0	$4.2	$4.2
Affordable Care Holding Corp.	Health Care Providers &	Subordinated Debt(7)	15.0%	11/13-11/14		67.6	67.0	67.6
	Services	Convertible Preferred Stock(7)			70,752		94.7	103.1
		Common Stock(1)(7)			17,687,156		17.7	19.8
							179.4	190.5
Algoma Holding Company	Building Products	Subordinated Debt(7)	12.7%	4/13		15.4	15.3	15.1
American Acquisition, LLC	Capital Markets	Senior Debt(7)	13.9%	12/12		17.2	17.0	15.7
AmWins Group, Inc.	Insurance	Senior Debt(7)	6.0%	6/14		18.5	18.6	14.1
Avalon Laboratories Holding	Health Care Equipment &	Senior Debt(7)	11.0%	1/14		17.5	17.4	17.5
Corp.	Supplies	Subordinated Debt(7)	18.6%	1/15		24.5	24.3	24.5
		Convertible Preferred Stock(1)(7)			148,742		24.3	5.7
		Common Stock(1)(7)			7,829		1.3	—
							67.3	47.7
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.4
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	19.4
Berry-Hill Galleries, Inc.	Distributors	Senior Debt(7)	13.9%	8/10		8.3	8.3	7.9
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest					2.5	2.5
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.2%	9/14		30.0	29.8	22.4
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	5.6%	10/13		15.0	15.0	12.6
CIBT Travel Solutions, LLC	Commercial Services &	Senior Debt(7)	9.5%	1/13		46.6	46.2	46.6
	Supplies	Subordinated Debt(7)	15.0%	1/15-1/16		55.4	55.0	55.4
		Redeemable Preferred Stock(7)			15,000		19.2	19.4
		Convertible Preferred Stock(1)(7)			776,800		77.7	50.0
		Common Stock(1)(7)			194,200		19.4	—
							217.5	171.4
Cinelease Holdings, LLC	Electronic Equipment,	Senior Debt(7)	11.9%	3/12-4/13		54.6	54.2	51.4
	Instruments &	Common Stock(1)			583		0.6	0.6
	Components						54.8	52.0
Contec, LLC	Household Durables	Subordinated Debt(7)	14.0%	9/15-9/16		135.0	133.9	123.4
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.0%	2/14		20.5	20.5	11.9
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		19.3	19.2	19.3
		Redeemable Preferred Stock(7)			26,613		20.7	37.7
		Convertible Preferred Stock(7)			29,569		3.6	3.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
		Common Stock Warrants(1)(7)			89,020		16.9	5.8
							60.4	66.4
Direct Marketing International LLC	Media	Subordinated Debt(7)	15.2%	7/12		30.8	30.6	28.0
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.7%	11/13-11/15		41.5	41.2	41.5
		Subordinated Debt(6)(7)	3.7%	11/16		27.5	25.6	9.5
		Convertible Preferred Stock(1)(7)			389,759		40.5	—
		Common Stock(1)(7)			97,440		10.1	—
							117.4	51.0
Easton Bell Sports, LLC	Leisure Equipment &	Redeemable Preferred Stock			1,171		1.4	1.4
	Products	Common Units(1)			3,830,068		0.7	2.5
							2.1	3.9
FAMS Acquisition, Inc.	Diversified Financial	Subordinated Debt(7)	14.0%	11/13		14.3	14.3	14.3
	Services	Subordinated Debt(6)(7)	15.5%	11/14		15.0	11.8	2.3
		Redeemable Preferred Stock(1)(7)			919		0.9	—
		Convertible Preferred Stock(1)(7)			861,364		20.9	—
							47.9	16.6
FCC Holdings, LLC	Commercial Banks	Subordinated Debt(7)	15.2%	12/12		50.0	49.8	49.8
Ford Motor Company(2)	Automobiles	Senior Debt(7)	3.4%	12/13		7.9	7.7	7.7
Fountainhead Estate Holdings Corp.(2)(3)	Internet Software & Services	Senior Debt(7)	9.6%	8/10-6/14		30.8	29.0	29.0
FPI Holding Corporation	Food Products	Senior Debt(7)	9.1%	11/10-1/12		21.4	21.4	21.4
		Senior Debt(6)(7)	14.0%	5/13-6/15		22.0	20.9	3.5
		Subordinated Debt(6)(7)	21.6%	6/15-5/16		25.9	17.4	—
		Redeemable Preferred Stock(1)(7)			4,469		39.1	—
		Convertible Preferred Stock(1)(7)			21,715		23.3	—
		Common Stock(1)(7)			5,429		5.8	—
							127.9	24.9
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)(7)	5.3%	1/14		7.3	7.3	3.9
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.3	3.3	1.1
Hoppy Holdings, Corp.	Auto Components	Subordinated Debt(7)	15.1%	7/12		39.7	39.5	40.2
		Redeemable Preferred Stock(7)			2,915		7.5	7.5
							47.0	47.7
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		40.8	40.5	40.8
Innova-Extel Acquisition Holdings, Inc.	Software	Senior Debt(7)	7.9%	4/13		11.5	11.4	11.5
		Subordinated Debt(7)	15.0%	3/14		18.4	18.3	18.4
		Convertible Preferred Stock(7)			14,283		24.3	29.4
							54.0	59.3
Intergraph Corporation	Software	Senior Debt(7)	10.3%	12/14		3.0	3.0	2.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	11.5%	12/13		25.0	24.8	25.0
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.9%	12/14		19.0	19.1	13.7
Jones Stephens Corp.(8)	Building Products	Subordinated Debt(6)(7)	13.0%	9/13		11.6	11.1	7.0
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)(7)	5.3%	12/14		19.4	19.4	12.4
LabelCorp Holdings, Inc	Paper & Forest	Senior Debt(7)	8.1%	8/13-8/14		3.3	3.1	3.0
	Products	Subordinated Debt(7)	14.0%	8/15-8/16		45.0	44.6	39.7
							47.7	42.7
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		15.4	15.1	14.0
		Warrant(1)			12.5%		0.8	3.5
							15.9	17.5
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	6.0%	1/15		28.5	28.5	27.1
LN Acquisition Corp.	Machinery	Senior Debt(7)	6.1%	1/15		21.5	21.6	16.3
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.4%	6/11-11/11		127.5	127.2	127.4
		Subordinated Debt(7)	13.8%	7/11-5/12		53.9	53.7	53.9
		Convertible Preferred Stock(7)			435,724		57.8	87.9
		Common Stock(1)(7)			208,276		2.8	2.9
		Common Stock Warrants(1)(7)			222,156		18.5	26.0
							260.0	298.1
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.8%	3/15		5.0	5.0	3.4
National Processing Company Group, Inc.	IT Services	Senior Debt(7)	10.8%	9/14		53.0	52.8	46.5
NBD Holdings Corp.	Diversified Financial	Subordinated Debt(7)	14.0%	8/13		47.4	47.0	47.4
	Services	Convertible Preferred Stock(1)			84,174		8.7	8.7
		Common Stock(1)			633,408		0.1	1.5
							55.8	57.6
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		4.2	4.3	3.7
Nivel Holdings, LLC	Distributors	Senior Debt(7)	11.2%	10/12-10/13		59.0	58.7	59.0
Orchard Brands Corporation	Internet & Catalog	Senior Debt(7)	7.5%	4/13-4/14		179.1	177.9	136.9
	Retail	Senior Debt(6)(7)	10.1%	4/14		166.6	118.6	29.8
		Subordinated Debt(6)(7)	9.9%	4/14		69.7	49.9	—
							346.4	166.7
Pan Am International Flight	Professional Services	Subordinated Debt(6)(7)	18.0%	7/13		36.3	24.8	20.9
Academy, Inc.		Convertible Preferred Stock(1)(7)			8,234		8.2	—
							33.0	20.9
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.4%	7/13		3.7	3.6	3.3
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)(7)			173,060		6.4	—
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	13.0%	12/13		24.3	24.3	24.6
		Subordinated Debt(7)	18.0%	12/13		21.5	21.5	21.7
		Common Stock Warrants(1)(7)			5,000,000		—	4.9
							45.8	51.2

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Qioptiq S.A.R.L.(3)	Electronic Equipment, Instruments & Components	Subordinated Debt(7)	10.1%	3/18		31.7	31.5	31.2
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	6.9%	12/13-12/14		20.4	20.1	16.3
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	16.2%	10/14-11/15		102.1	101.5	102.1
		Convertible Preferred Stock(1)(7)			1,541		156.1	40.2
		Common Stock(1)(7)			15,414		1.5	—
							259.1	142.3
Roark—Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	0.6
Scanner Holdings Corporation	Computers &	Subordinated Debt(7)	14.0%	6/14		17.2	17.1	17.2
	Peripherals	Convertible Preferred Stock(1)(7)			77,640,000		7.8	17.1
		Common Stock(1)(7)			78,242		0.1	—
							25.0	34.3
Seroyal Holdings, L.P.(3)	Pharmaceuticals	Redeemable Preferred Units			32,462		0.8	1.0
		Common Units(1)			95,280		0.8	1.5
		Common Unit Warrants(1)			41,661		0.1	0.5
							1.7	3.0
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.7%	8/13-8/14		40.6	40.3	39.1
		Subordinated Debt(7)	15.5%	8/15-8/16		39.6	39.3	35.1
		Subordinated Debt(6)(7)	17.5%	8/17		25.9	20.6	20.3
							100.2	94.5
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		58.1	57.7	58.1
		Subordinated Debt(7)	15.3%	6/15-6/16		52.4	52.0	52.4
		Convertible Preferred Stock(1)(7)			84,043		40.7	31.3
							150.4	141.8
Swank Audio Visuals, LLC	Commercial Services &	Senior Debt(7)	6.9%	8/14		12.1	12.0	12.1
	Supplies	Senior Debt(6)(7)	7.5%	8/14		35.9	35.6	18.6
							47.6	30.7
T&H Group Inc.	Insurance	Redeemable Preferred Stock			376		0.5	0.5
The Tensar Corporation	Construction &	Senior Debt(7)	8.3%	5/13		82.0	81.4	60.3
	Engineering	Subordinated Debt(6)(7)	17.5%	10/13		55.6	38.3	41.4
							119.7	101.7
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.1%	6/15		53.7	53.3	40.4
triVIN Holdings, Inc.	IT Services	Subordinated Debt(7)	15.0%	6/14-6/15		20.7	20.6	20.7
		Convertible Preferred Stock(7)			247,000,000		31.6	31.6
		Common Stock(1)(7)			6,319,923		6.3	1.3
							58.5	53.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Tyden Cayman Holdings Corp.(3)	Electronic Equipment, Instruments & Components	Common Stock(1)			3,072,494		3.5	4.1
WRH, Inc.	Life Sciences Tools &	Senior Debt(7)	4.3%	9/13-9/14		4.0	3.9	4.0
	Services	Subordinated Debt(7)	14.6%	7/14-9/15		93.1	92.6	89.3
		Convertible Preferred Stock(1)(7)			2,008,575		210.0	50.3
		Common Stock(1)(7)			502,144		49.8	—
							356.3	143.6
WWC Acquisitions, Inc.	Professional Services	Senior Debt(7)	7.1%	12/11-12/13		34.0	33.7	29.6

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	2/17-2/18		$12.4	$4.8	$0.9
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	4/17		14.0	8.7	—
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.4%	12/17		14.8	10.6	0.7
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	7/17		112.5	68.4	9.4
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.2%	10/17		11.1	8.4	0.7
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.3%	11/37-12/37		12.8	6.4	0.3
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.0%	8/17		20.8	12.9	3.1
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.6%	12/19		37.0	30.8	—
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	7/17		44.8	36.7	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	7/17		87.2	55.6	0.5
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.5%	8/17		36.6	23.2	0.9
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.3%	7/23-7/24		19.4	7.6	0.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.0%	4/17		9.8	3.3	—
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	8/17		32.8	19.8	2.8
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	5/17		20.0	12.2	0.1
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.8%	10/17		85.1	57.0	5.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.3%	10/17-9/24		96.2	42.9	4.7
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	11/16		5.0	3.2	—

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial	Secured Notes(7)				$8.5	$8.4	$4.3
	Services	Subordinated Notes(7)				25.9	20.2	15.1
							28.6	19.4
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes(7)				20.0	18.3	7.2
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares(7)			6,241		4.8	1.7
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities(7)			13,796		5.6	5.2
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes(7)				15.0	13.4	9.9
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes(7)				2.0	1.6	1.0
Cent CDO 12 Limited	Diversified Financial Services	Income Notes(7)				26.4	19.2	15.4
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes(7)				5.0	2.9	2.5
Champlain CLO	Diversified Financial Services	Preferred Securities(7)			1,000,000		0.7	0.4
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)(7)			360		6.7	0.4
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares(7)			34,170,000		24.4	7.8
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities(7)			3,089,177		3.0	0.5
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes(7)				15.0	13.7	2.9
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities(7)			5,750,000		2.3	2.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Flagship CLO V	Diversified Financial	Deferrable Notes(7)				1.7	1.3	0.9
	Services	Subordinated Securities(7)			15,000		11.6	6.9
							12.9	7.8
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes(1)(7)				4.0	2.3	0.3
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes(7)				6.7	7.4	1.6
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes(7)				9.0	6.8	4.8
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes(1)(7)				7.0	6.6	3.9
Mayport CLO Ltd.	Diversified Financial Services	Income Notes(7)				14.0	12.6	5.5
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities(7)			10,000		7.2	5.4
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities(7)			5,000,000		1.8	1.5
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes(7)				14.0	14.6	1.6
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities(7)			20,000,000		15.3	8.3
Subtotal Non-Control / Non-Affiliate Investments (53% of total investments at fair value)							$4,409.2	$3,035.2

AFFILIATE INVESTMENTS
American Capital Agency Corp(2)	Real Estate Investment Trusts	Common Stock(7)			2,500,100		$50.0	$66.1
Anchor Drilling Fluids USA, Inc.	Energy Equipment &	Senior Debt(7)	11.3%	12/13		$6.5	6.5	5.4
	Services	Redeemable Preferred Stock(1)(7)			859		1.6	0.5
		Common Stock(1)(7)			3,061		5.0	—
							13.1	5.9
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/12-3/15		12.6	12.6	11.1
		Common Stock(1)(7)			110,365		11.7	9.4
							24.3	20.5
Egenera, Inc.	Computers & Peripherals	Subordinated Debt(6)	15.0%	12/10		4.1	3.2	1.4
		Redeemable Preferred Stock(1)(7)			523,040		0.4	—
		Common Stock(1)(7)			8,046,865		25.0	—
							28.6	1.4
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)(7)			5,592,367		8.9	10.3
IEE Holding 1 S.A.(3)	Auto Components	Common Stock(1)			250,000		4.5	—
IS Holdings I, Inc.	Software	Redeemable Preferred Stock(1)(7)			1,297		1.8	1.8
		Common Stock(1)(7)			1,165,930		—	9.0
							1.8	10.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		22.0	18.4	17.4
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)(7)			31,835,900		9.2	11.9
		Preferred Stock Warrants(1)(7)			9,567,232		0.1	2.0
							9.3	13.9
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)(7)			4,213		2.7	3.8
Qualitor Component Holdings,	Auto Components	Subordinated Debt(7)	17.1%	7/13		37.9	37.7	37.8
LLC		Redeemable Preferred Units(1)			3,150,000		3.2	—
		Common Units(1)			350,000		0.3	—
							41.2	37.8
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7)	13.0%	11/12		16.2	15.6	14.0
		Convertible Preferred Stock(1)			7,075		0.7	1.2
		Common Stock(1)			40,688		0.6	—
							16.9	15.2
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(7)	3.9%	2/15		10.3	7.1	5.3
		Subordinated Debt(6)(7)	11.0%	2/17		27.1	19.0	5.4
		Redeemable Membership Interest(1)(7)			12.8%		37.8	—
		Common Membership Interest(1)(7)					13.8	—
							77.7	10.7
WFS Holding, LLC	Software	Preferred Interest(1)			20,403,772		3.0	2.6
Subtotal Affiliate Investments (4% of total investments at fair value)							$300.4	$216.4

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.		Common Stock(1)(7)			589		$15.1	$1.8
ACAS Real Estate Holdings	Real Estate	Subordinated Debt(6)(7)	15.0%	5/16		$4.4	3.7	4.1
Corporation		Common Stock(1)(7)			100%		11.5	0.6
							15.2	4.7
American Capital, LLC	Capital Markets	Common Membership Interest(7)			100%		70.8	65.9
American Driveline Systems, Inc.	Diversified Consumer	Subordinated Debt(7)	14.0%	12/14-12/15		42.7	42.2	42.7
	Services	Redeemable Preferred Stock(7)			403,357		34.0	49.7
		Common Stock(1)(7)			128,681		10.8	2.9
		Common Stock Warrants(1)(7)			204,663		17.3	4.6
							104.3	99.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	2/11		3.0	3.0	3.0
		Subordinated Debt(7)	17.0%	2/11		59.4	59.2	61.4
		Redeemable Preferred Stock(1)(7)			15,107		14.1	21.0
		Convertible Preferred Stock(1)(7)			2,549,410		8.7	—
		Preferred Stock Warrants(1)(7)			230,681		1.0	—
							86.0	85.4
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)(7)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment &	Senior Debt(6)(7)	7.3%	5/13		17.7	16.3	17.7
	Products	Redeemable Preferred Stock(1)(7)			21,215		42.8	—
							59.1	17.7
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.6%	5/11		6.5	6.4	1.5
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)(7)			11,532,842		12.4	21.6
Core Financial Holdings, LLC	Diversified Financial	Subordinated Debt(7)	13.7%	4/14-5/15		37.8	37.5	37.5
	Services	Common Units(1)(7)			57,940,360		54.4	16.3
							91.9	53.8
Creditcards.com, Inc.	Internet Software &	Senior Debt(7)	14.0%	6/13-10/13		81.5	81.1	81.5
	Services	Subordinated Debt(7)	19.0%	10/14		17.0	17.0	17.0
		Redeemable Preferred Stock(1)(7)			257,510		53.6	48.8
		Common Stock(1)(7)			176,430,690		2.5	—
							154.2	147.3
ECA Acquisition Holdings, Inc.	Health Care Equipment &	Subordinated Debt(7)	16.5%	12/14		13.7	13.6	13.7
	Supplies	Common Stock(1)(7)			583		11.1	15.2
							24.7	28.9
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	8.8%	7/13		9.5	9.5	9.5
		Subordinated Debt(6)(7)	9.0%	7/13		16.7	13.4	3.2
		Redeemable Preferred Stock(1)(7)			21,113		9.0	—
		Convertible Preferred Stock(1)(7)			7,929		6.0	—
		Common Stock(1)(7)			11,261		1.1	—
		Common Stock Warrants(1)(7)			1,078,792		13.1	—
							52.1	12.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt(7)	7.4%	9/10		53.9	53.7	53.9
		Ordinary Shares(1)(7)			431,895,528		1,267.3	408.8
							1,321.0	462.7
European Touch, LTD. II	Leisure Equipment &	Senior Debt(7)	8.3%	8/11-1/12		0.5	0.5	0.5
	Products	Subordinated Debt(6)(7)	16.0%	1/11		20.5	13.5	1.8
		Redeemable Preferred Stock(1)(7)			263		0.3	—
		Common Stock(1)(7)			1,688		0.9	—
		Common Stock Warrants(1)(7)			7,105		3.7	—
							18.9	2.3
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable	Senior Debt(7)	8.0%	1/17		45.6	45.3	45.6
	Fuels	Common Membership Units(1)(7)			58,297		44.5	7.8
							89.8	53.4
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.4%	10/12-10/13		40.0	39.8	40.0
		Subordinated Debt(7)	18.5%	4/14-10/14		32.4	32.2	32.4
		Subordinated Debt(6)(7)	22.5%	10/14		14.8	8.7	6.1
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							96.9	78.5
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)(7)			31,250		8.1	4.4
Fosbel Global Services (LUXCO)	Commercial Services &	Subordinated Debt(7)	18.6%	12/13-12/14		49.5	49.4	49.3
S.C.A.(3)	Supplies	Redeemable Preferred Stock(1)			18,449,456		18.5	1.6
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							71.1	50.9
FreeConference.com, Inc.	Diversified	Senior Debt(7)	8.5%	5/11		10.5	10.5	10.5
	Telecommunication	Subordinated Debt(7)	15.0%	5/12		10.5	9.2	7.4
	Services	Redeemable Preferred Stock(1)(7)			14,042,095		12.8	—
		Common Stock(1)(7)			6,088,229		2.3	—
							34.8	17.9
Future Food, Inc.	Food Products	Senior Debt(7)	5.4%	8/10		17.0	17.0	11.8
		Common Stock(1)(7)			64,917		13.0	—
		Common Stock Warrants(1)(7)			6,500		1.3	—
							31.3	11.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Group Montana, Inc.	Textiles, Apparel &	Senior Debt(7)	10.9%	1/11-10/11		16.5	16.4	16.5
	Luxury Goods	Senior Debt(6)(7)	12.8%	10/11		5.6	4.7	3.5
		Subordinated Debt(6)(7)	24.5%	10/12		14.0	6.8	—
		Convertible Preferred Stock(1)(7)			4,000		1.0	—
		Common Stock(1)(7)			2.5%		0.7	—
							29.6	20.0
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	7.1%	9/11		11.4	9.8	6.0
		Redeemable Preferred Stock(1)(7)			23,737,746		30.8	—
							40.6	6.0
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)(7)	4.6%	12/10		8.8	8.8	6.1
		Convertible Preferred Stock(1)(7)			10,196		2.9	—
		Common Stock(1)(7)			14,250		4.8	—
							16.5	6.1
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/12-1/14		3.0	3.0	3.0
		Senior Debt(6)(7)	12.3%	1/14		11.7	11.6	0.3
		Subordinated Debt(6)(7)	18.9%	1/14		12.7	8.7	—
		Preferred Unit Warrants(1)(7)			263,158		0.2	—
							23.5	3.3
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)(7)	12.2%	4/12		2.3	—	1.1
		Redeemable Preferred Stock(1)			13,709		9.2	—
							9.2	1.1
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.9	18.9	18.9
		Subordinated Debt(7)	8.0%	12/14		41.5	41.3	41.5
		Redeemable Preferred Stock(1)(7)			6,160		4.2	7.4
		Convertible Preferred Stock(1)(7)			15,797		12.3	—
		Common Stock(1)(7)			14,000		1.4	—
		Common Stock Warrants(1)(7)			464,242		2.9	—
							81.0	67.8
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.4%	8/12		4.2	4.2	4.2
		Subordinated Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)(7)			7,496		8.1	4.7
							17.8	14.4
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.4%	8/10		2.7	2.7	3.0
		Subordinated Debt(6)(7)	18.0%	2/13		12.5	8.9	5.0
							11.6	8.0
Medical Billing Holdings, Inc.	IT Services	Subordinated Debt(7)	15.0%	9/13		11.1	11.0	11.1
		Convertible Preferred Stock(1)(7)			13,199,000		13.2	9.2
		Common Stock(1)(7)			3,299,582		3.3	—
							27.5	20.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)(7)			100		7.9	5.0
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		6.4	0.2
MW Acquisition Corporation	Health Care Providers &	Subordinated Debt(7)	16.3%	2/13-2/14		26.3	26.1	26.3
	Services	Redeemable Preferred Stock(7)			2,485		1.1	1.0
		Convertible Preferred Stock(1)(7)			38,192		13.5	17.9
		Common Stock(1)(7)			51,521		—	0.2
							40.7	45.4
NECCO Holdings, Inc.	Food Products	Senior Debt(6)(7)	18.0%	11/13		9.9	9.1	1.6
		Common Stock(1)(7)			782,609		0.1	—
							9.2	1.6
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		40.7	37.9	38.6
		Common Membership Units(1)(7)			7,450		4.8	—
							42.7	38.6
Paradigm Precision Holdings,	Aerospace & Defense	Subordinated Debt(7)	17.0%	8/14		61.3	61.0	61.3
LLC		Subordinated Debt(6)(7)	20.0%	8/14-10/14		74.6	53.9	0.6
		Common Membership Units(1)(7)			478,488		17.5	—
							132.4	61.9
PHC Sharp Holdings, Inc.	Commercial Services &	Senior Debt(7)	6.0%	12/11-12/12		16.5	16.3	14.3
	Supplies	Subordinated Debt(6)(7)	17.0%	12/14		10.5	7.3	—
		Common Stock(1)(7)			367,881		4.2	—
							27.8	14.3
PHI Acquisitions, Inc.	Internet & Catalog Retail	Subordinated Debt(7)	15.2%	3/16		27.4	27.2	27.4
		Redeemable Preferred Stock(7)			36,267		30.3	41.9
		Common Stock(1)(7)			40,295		3.9	5.6
		Common Stock Warrants(1)(7)			116,065		11.6	16.2
							73.0	91.1
Sixnet Holdings, LLC	Electronic Equipment,	Senior Debt(7)	11.1%	6/12-6/13		37.1	36.9	36.4
	Instruments & Components	Convertible Preferred Stock(1)(7)			94		0.5	0.5
		Membership Units(1)(7)			446		5.6	1.2
							43.0	38.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
SMG Holdings, Inc.	Hotels, Restaurants &	Senior Debt(7)	3.3%	7/14		5.8	5.8	5.8
	Leisure	Subordinated Debt(7)	12.5%	6/15		127.4	126.6	127.6
		Convertible Preferred Stock(1)(7)			1,101,673		133.8	130.3
		Common Stock(1)(7)			275,419		27.6	—
							293.8	263.7
Specialty Brands of America, Inc.	Food Products	Subordinated Debt(7)	14.0%	5/14		35.2	34.9	35.2
		Redeemable Preferred Stock(7)			122,017		9.9	15.6
		Common Stock(1)(7)			128,175		2.3	18.0
		Common Stock Warrants(1)(7)			56,819		1.4	7.9
							48.5	76.7
Spring Air International, LLC	Household Durables	Common Membership Units(1)(7)			49%		2.7	0.4
TestAmerica Environmental	Commercial Services &	Senior Debt(7)	6.3%	12/11		3.8	3.7	3.5
Services, LLC	Supplies	Senior Debt(6)(7)	6.5%	12/12		21.4	15.7	17.5
		Preferred Units(1)(7)			20,000		19.3	—
		Common Unit(1)(7)			490,000		2.0	—
							40.7	21.0
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)(7)					—	1.0
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	10.0%	10/10-2/12		6.1	6.0	6.1
		Redeemable Preferred Stock(1)(7)			301,556		7.9	1.4
		Common Stock Warrants(1)(7)			6,862		0.2	—
							14.1	7.5
Unwired Holdings, Inc.	Household Durables	Senior Debt(7)	8.9%	6/11-6/12		15.9	15.8	15.9
		Subordinated Debt(1)(7)	14.5%	6/12		18.2	—	10.1
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							31.7	26.0
VP Acquisition Holdings, Inc.	Health Care Equipment &	Subordinated Debt(7)	14.5%	10/13-10/14		20.3	20.1	20.3
	Supplies	Common Stock(1)(7)			19,780		24.7	50.6
							44.8	70.9
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	14.0%	1/12		2.2	2.2	2.2
		Subordinated Debt(6)(7)	15.0%	1/12		3.5	3.1	1.9
		Redeemable Preferred Membership Units(1)(7)			3,796,269		3.0	—
		Common Membership Units(1)(7)			27,400		1.9	—
							10.2	4.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
WIS Holding Company, Inc.	Commercial Services &	Subordinated Debt(7)	14.9%	1/14-1/15		112.0	111.3	112.0
	Supplies	Convertible Preferred Stock(7)			703,406		92.9	157.3
		Common Stock(1)(7)			175,852		17.6	33.7
							221.8	303.0
WSACS RR Holdings, LLC	Real Estate	Common Membership Units(1)(7)			3,384,615		3.4	—
CDO/ CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		$12.5	$2.2
Subtotal Control Investments (43% of total investments at fair value)							$3,729.6	$2,442.8
Total Investment Assets							$8,439.2	$5,694.4

Counterparty	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	LIBOR/5.1%	8/19	1	18.4	—	2.8
Subtotal Derivative Assets						$—	$2.8

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swap–Pay Fixed/ Receive Floating(7)	4.8%/LIBOR	4/12-11/19	4	426.0	—	(29.1)
BMO Financial Group	Interest Rate Swap–Pay Fixed/ Receive Floating(7)	5.4%/LIBOR	2/13-8/17	5	343.9	—	(38.6)
Wells Fargo Bank, N.A	Interest Rate Swap– Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	302.6	—	(30.9)
UniCredit Group	Interest Rate Swap–Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(12.6)
Citibank, N.A.	Balance Differential Swap–Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	47.8	—	(4.0)
Fortis Financial Services LLC	Interest Rate Swap–Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.4)
Citibank, N.A.	Foreign Exchange Swap–Pay Euros/ Receive GBP(7)		2/11	1		—	(0.6)
Subtotal Derivative Liabilities						$—	$(120.2)
Total Derivative Agreements, Net						$—	$(117.4)

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(7)(9)
Dreyfus Cash Advantage Fund	$5.0	$5.0
Federated INV PRM CSH OBL-I	5.0	5.0
Fidelity Institutional Money Market Funds—Money Market Portfolio	5.0	5.0
Fidelity Institutional Money Market Funds—Prime Money Market Portfolio	5.0	5.0
Dreyfus Cash management—INST	2.5	2.5
DWS Money Market Series—INST	2.5	2.5
Federated Tax-Free Obligations Fund	2.5	2.5
First American Government Obligations Fund	1.0	1.0
First American Prime Obligations Fund	1.0	1.0
BlackRock Cash Funds—Prime	0.5	0.5
BlackRock Liquidity Funds TempFund Portfolio	0.5	0.5
Dreyfus Institutional Reserves Money Fund	0.5	0.5
Goldman Sachs Financial Square Fund—Money Market Fund	0.5	0.5
Goldman Sachs Financial Square Funds—Prime Obligations Fund	0.5	0.5
Total Money Market Funds	$32.0	$32.0

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Loan is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.
(8)	Portfolio company has filed for reorganization under Chapter 11 of the United States Code.
(9)	Included in cash and cash equivalents on our Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on Form 8-K on July 1, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 10, 2010.

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

On June 30, 2010 we merged our consolidated taxable operating subsidiary, American Capital Financial Services, Inc. (“ACFS”), into American Capital, Ltd. See Note 9 for additional disclosure regarding this merger.

Note 3. Investments

Our investments consist of loans and securities issued by public and privately-held companies, including senior debt, subordinated debt, equity warrants and preferred and common equity securities. Certain of our investments do not produce current income. These investments typically consist of equity warrants, common equity and preferred equity and are identified in the accompanying consolidated schedule of investments. We also have investments in both investment grade and non-investment grade Structured Products.

We fair value our investments in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as determined in good faith by our Board of Directors. When available, we base the fair value of our investments on directly observable market prices or on market data derived for comparable assets. For all other investments, inputs used to measure fair value reflect management’s best estimate of assumptions that would be used by market participants in pricing the investment in a hypothetical transaction. For these

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

investments, we estimate the fair value of our senior debt, subordinated debt, redeemable and convertible preferred equity, common equity and equity warrants using either an enterprise value waterfall methodology or a market yield valuation methodology that generally combines market, income and cost approaches and our Structured Products using a market yield valuation methodology that combines market and income approaches.

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

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of ASC Topic 946, Financial Services—Investments Companies, as of our measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date, comparisons of price to NAV per share of comparable publicly traded funds and trades or sales of comparable private and publicly traded funds, recent actual sales or redemptions of shares of the investment fund, expected future cash flows available to equity holders or other uncertainties surrounding our ability to realize the full NAV per share of the investment fund.

As of June 30, 2010 and December 31, 2009, we had an investment in European Capital, a wholly-owned investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior debt, subordinated debt and equity. We concluded that the fair value of our investment in European Capital should be less than the NAV of European Capital as of December 31, 2009 and June 30, 2010 due to the risks associated with European Capital’s ability to realize the full fair value of its underlying assets for several reasons, including the yield and tenor of its credit facilities, comparable publicly traded funds currently trading at a discount to NAV and recent sales of comparable funds at a discount to NAV and an implied required market return on equity by market participants. See Note 11 for unfunded commitments related to European Capital.

Significant inputs to the market yield valuation methodology for senior debt, subordinated debt and redeemable preferred equity include third-party broker quotes, estimated remaining life, estimated market debt

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

leverage levels, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices. We estimate the remaining life based on pre-payment market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

Significant inputs to the market yield valuation methodology for Structured Products include third-party broker quotes, sales of the same or similar securities, and our cash flow forecasts subject to assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates, industry research reports and transactions of securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities. Such investments are valued at the closing price on the measurement date.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of June 30, 2010.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,692	$1,692
Subordinated debt	—	—	1,933	1,933
Preferred equity	—	—	1,084	1,084
Common equity	66	—	699	765
Structured Products	—	—	149	149
Equity warrants	—	—	71	71
Derivative agreements, net	—	—	(117)	(117)

Total	$66	$—	$5,511	$5,577

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,791	$1,791
Subordinated debt	—	—	1,938	1,938
Preferred equity	—	—	1,049	1,049
Common equity	66	—	510	576
Structured Products	—	—	167	167
Equity warrants	—	—	54	54
Derivative agreements, net	—	—	(113)	(113)

Total	$66	$—	$5,396	$5,462

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended June 30, 2010 and 2009:

	Balances, April 1, 2010	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (2)(3)	Purchases, Sales, Issuances & Settlements, Net (4)	Transfers In & Out of Level 3	Balances, June 30, 2010
Senior debt	$1,764	$(14)	$19	$26	$(103)	$—	$1,692
Subordinated debt	1,995	(2)	—	28	(88)	—	1,933
Preferred equity	1,084	(32)	39	62	(69)	—	1,084
Common equity	562	(12)	20	149	(20)	—	699
Structured Products	166	(231)	231	(15)	(2)	—	149
Equity warrants	63	—	—	8	—	—	71
Derivative agreements and other, net	(120)	(30)	27	(24)	30	—	(117)

Total	$5,514	$(321)	$336	$234	$(252)	$—	$5,511

	Balances, April 1, 2009	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (2)(3)	Purchases, Sales, Issuances & Settlements, Net (4)	Transfers In & Out of Level 3	Balances, June 30, 2009
Senior debt	$2,308	$(142)	$139	$(50)	$(108)	$—	$2,147
Subordinated debt	2,558	(195)	194	(90)	(326)	—	2,141
Preferred equity	1,271	(3)	3	(131)	(21)	—	1,119
Common equity	418	32	(21)	(363)	355	—	421
Structured Products	143	—	—	37	(6)	—	174
Equity warrants	58	—	—	9	1	—	68
Derivative and option agreements and other, net	(92)	(18)	—	4	19	—	(87)

Total	$6,664	$(326)	$315	$(584)	$(86)	$—	$5,983

(1)	Included in net realized loss on investments in the consolidated statements of operations. Excludes $1 million and $0 million in gains on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency for the three months ended June 30, 2010 and 2009, respectively. Also excludes realized gains (losses) from Level 1 and 2 assets and liabilities.
(2)	Included in net unrealized appreciation (depreciation) of investments in the consolidated statements of operations.
(3)	Excludes $0 million and $4 million of unrealized depreciation related to foreign currency translation for American Capital assets and liabilities not measured at fair value that are denominated in a foreign currency for the three months ended June 30, 2010 and 2009, respectively. Also excludes unrealized appreciation (depreciation) from Level 1 and 2 assets and liabilities.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six months ended June 30, 2010 and 2009:

	Balances, January 1, 2010	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (2)(3)	Purchases, Sales, Issuances & Settlements, Net (4)	Transfers In & Out of Level 3	Balances, June 30, 2010
Senior debt	$1,791	$(15)	$25	$48	$(157)	$—	$1,692
Subordinated debt	1,938	(24)	12	95	(88)	—	1,933
Preferred equity	1,049	(30)	39	58	(32)	—	1,084
Common equity	510	(92)	98	223	(40)	—	699
Structured Products	167	(232)	233	(15)	(4)	—	149
Equity warrants	54	(5)	5	17	—	—	71
Derivative agreements and other, net	(113)	(46)	41	(45)	46	—	(117)

Total	$5,396	$(444)	$453	$381	$(275)	$—	$5,511

	Balances, January 1, 2009	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (2)(3)	Purchases, Sales, Issuances & Settlements, Net (4)	Transfers In & Out of Level 3	Balances, June 30, 2009
Senior debt	$2,396	$(153)	$150	$(187)	$(59)	$—	$2,147
Subordinated debt	2,715	(222)	224	(216)	(360)	—	2,141
Preferred equity	1,344	(32)	33	(220)	(6)	—	1,119
Common equity	601	29	(21)	(614)	426	—	421
Structured Products	186	—	—	(10)	(2)	—	174
Equity warrants	74	(9)	7	3	(7)	—	68
Derivative and option agreements and other, net	(213)	(68)	49	57	88	—	(87)

Total	$7,103	$(455)	$442	$(1,187)	$80	$—	$5,983

(1)	Included in net realized loss on investments in the consolidated statements of operations. Excludes $2 million in losses on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency for the six months ended June 30, 2010 and 2009. Also excludes realized gains (losses) from Level 1 and 2 assets and liabilities.
(2)	Included in net unrealized appreciation (depreciation) of investments in the consolidated statements of operations.
(3)	Excludes $2 million of unrealized appreciation and $2 million of unrealized depreciation related to foreign currency translation for American Capital assets and liabilities not measured at fair value that are denominated in a foreign currency for the six months ended June 30, 2010 and 2009, respectively. Also excludes unrealized appreciation (depreciation) from Level 1 and 2 assets and liabilities.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

As of June 30, 2010 and December 31, 2009, loans on non-accrual status had a cost basis of $686 million and $811 million, respectively, and fair value of $308 million and $290 million, respectively. As of June 30, 2010 and December 31, 2009, loans with a cost basis of $26 million and $50 million, respectively, were greater than 90 days due, excluding loans on non-accrual status.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The composition summaries of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2010	December 31, 2009
COST

Subordinated debt	25.6%	24.8%
Senior debt	23.7%	24.0%
Common equity	22.6%	22.2%
Preferred equity	19.2%	18.1%
Structured Products	7.8%	9.8%
Equity warrants	1.1%	1.1%

	100.0%	100.0%

FAIR VALUE

Subordinated debt	33.9%	34.8%
Senior debt	29.7%	32.1%
Preferred equity	19.0%	18.8%
Common equity	13.5%	10.3%
Structured Products	2.6%	3.0%
Equity warrants	1.3%	1.0%

	100.0%	100.0%

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

	June 30, 2010	December 31, 2009
COST

Commercial Services and Supplies	10.0%	8.9%
Real Estate and Real Estate Investment Trusts	8.0%	10.5%
Household Durables	6.8%	6.1%
Internet and Catalog Retail	6.1%	5.7%
Life Sciences Tools and Services	5.2%	4.7%
IT Services	4.5%	4.2%
Health Care Providers and Services	4.4%	4.1%
Auto Components	4.4%	3.8%
Hotels, Restaurants and Leisure	4.3%	3.7%
Electrical Equipment	3.9%	3.5%
Food Products	3.2%	4.4%
Diversified Financial Services	3.2%	3.3%
Internet Software and Services	2.8%	3.4%
Health Care Equipment and Supplies	2.7%	2.4%
Professional Services	2.7%	2.5%
Leisure Equipment and Products	2.3%	2.0%
Pharmaceuticals	2.2%	2.0%
Computers and Peripherals	2.2%	2.0%
Building Products	2.0%	1.9%
Electronic Equipment, Instruments and Components	1.9%	1.8%
Aerospace and Defense	1.9%	1.7%
Construction and Engineering	1.8%	1.8%
Diversified Consumer Services	1.6%	1.4%
Other	11.9%	14.2%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	June 30, 2010	December 31, 2009
FAIR VALUE

Commercial Services and Supplies	12.4%	10.1%
Household Durables	6.4%	5.8%
Electrical Equipment	5.9%	6.2%
Hotels, Restaurants and Leisure	5.2%	4.6%
Internet and Catalog Retail	5.0%	5.2%
IT Services	4.8%	4.9%
Health Care Providers and Services	4.8%	4.6%
Auto Components	4.3%	3.7%
Internet Software and Services	3.7%	3.3%
Health Care Equipment and Supplies	3.4%	2.8%
Real Estate and Real Estate Investment Trusts	3.2%	4.1%
Professional Services	3.0%	2.8%
Pharmaceuticals	2.8%	2.8%
Life Sciences Tools and Services	2.8%	3.3%
Diversified Financial Services	2.7%	3.0%
Building Products	2.6%	2.4%
Electronic Equipment, Instruments and Components	2.5%	2.3%
Food Products	2.3%	3.4%
Computers and Peripherals	2.2%	2.2%
Diversified Consumer Services	2.0%	1.9%
Construction and Engineering	2.0%	2.1%
Leisure Equipment and Products	1.8%	1.7%
Capital Markets	1.6%	1.3%
Software	1.5%	3.8%
Other	11.1%	11.7%

	100.0%	100.0%

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

	June 30, 2010	December 31, 2009
COST

Southwest	20.5%	21.1%
International	19.9%	19.0%
Mid-Atlantic	18.6%	18.4%
Northeast	13.8%	13.5%
South-Central	11.9%	11.6%
Southeast	8.7%	9.7%
North-Central	6.2%	6.3%
Northwest	0.4%	0.4%

	100.0%	100.0%

	June 30, 2010	December 31, 2009
FAIR VALUE

Southwest	24.0%	25.3%
Mid-Atlantic	19.4%	19.8%
Northeast	15.1%	14.9%
South-Central	12.2%	12.5%
International	11.4%	8.0%
Southeast	10.0%	11.2%
North-Central	7.5%	7.8%
Northwest	0.4%	0.5%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 4. Borrowings

Our debt obligations consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Fixed rate private secured notes due December 2013	$502	$—
Floating rate private secured loans due December 2013	277	—
Fixed rate public secured notes due December 2013	524	—
Floating rate public secured notes due December 2013	4	—
Unsecured public debt due October 2012	11	548
ACAS Business Loan Trust 2004-1 asset securitization	160	170
ACAS Business Loan Trust 2005-1 asset securitization	629	696
ACAS Business Loan Trust 2006-1 asset securitization	352	377
ACAS Business Loan Trust 2007-1 asset securitization	250	294
ACAS Business Loan Trust 2007-2 asset securitization	215	255
Unsecured revolving credit facility	—	1,388
Unsecured private debt due September 2009	—	84
Unsecured private debt due August 2010	—	134
Unsecured private debt due February 2011	—	26
Unsecured private debt due September 2011	—	95
Unsecured private debt due October 2020	—	75

Total	$2,924	$4,142

The daily weighted average debt balance for the three months ended June 30, 2010 and 2009 was $3,950 million and $4,341 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2010 and 2009 was $4,013 million and $4,371 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended June 30, 2010 and 2009 was 5.7% and 5.5%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2010 and 2009 was 5.6% and 5.1%, respectively.

As of June 30, 2010 and December 31, 2009, the aggregate fair value of the above borrowings was $2,844 million and $3,929 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Refinancing Transaction

Unsecured Revolving Credit Facility—On June 28, 2010, we amended and restated the credit agreement (“Amended and Restated Credit Agreement”) for our $1.4 billion unsecured revolving credit facility, with Wells Fargo Bank, N.A. as administrative agent, pursuant to which $680 million of our outstanding loans were repaid

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

in cash, and our remaining loans were converted into (i) $277 million of new floating rate secured loans under the Amended and Restated Credit Agreement (“Floating Rate Private Secured Loans”) and (ii) $430 million of new fixed rate secured notes (“Fixed Rate Private Secured Notes”) issued under a new indenture (the “Indenture,” and together with the Amended and Restated Credit Agreement, the “New Debt Agreements”). We also paid a fee of $14 million, or 2% of the principal balance of the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes, to the holders of such debt.

Unsecured Private Debt—On June 28, 2010, we completed an exchange transaction with the noteholders of $336 million of our unsecured private notes for (i) an aggregate cash payment of $264 million, (ii) $72 million of Fixed Rate Private Secured Notes, and (iii) a fee of $1 million representing 2% of the principal balance of the Fixed Rate Private Secured Notes. We also repaid in full our remaining unsecured private notes for $75 million.

Unsecured Public Debt—On June 28, 2010, we completed an exchange transaction with the noteholders of $539 million of our unsecured public notes for (i) an aggregate cash payment of $11 million, (ii) $4 million of new call-protected floating rate secured notes (“Floating Rate Public Secured Notes”) and $524 million of new call-protected fixed rate secured notes (“Fixed Rate Public Secured Notes,” and collectively with the Floating Rate Public Secured Notes, the “New Secured Public Notes”) issued under the Indenture, and (iii) a fee of $11 million representing 2% of the principal balance of the New Secured Public Notes. The remaining $11 million of the original $550 million of unsecured public notes were amended on June 28, 2010 pursuant to a Second Supplemental Indenture to the indenture for the notes to remove substantially all material affirmative and negative covenants, other than the covenant to pay principal and interest on such notes, and to remove certain events of default. All other terms of such notes remain unchanged.

The exchange transactions discussed above are accounted for as a modification of debt in accordance with ASC 470-50, Modifications and Extinguishments. Accordingly, the aggregate fees of $26 million paid at closing to the lenders and noteholders were capitalized and will be amortized into interest expense over the life of the notes and loans using the effective interest method, while fees paid to other third party advisors were expensed as incurred. As a result, we recognized $17 million of debt refinancing costs during the three months ended June 30, 2010 consisting of fees paid to third party advisors and the writeoff of a portion of the existing unamortized deferred financing costs attributable to the unsecured debt that was repaid in cash.

Maturity Date and Optional Redemption—The Floating Rate Private Secured Loans, Fixed Rate Private Secured Notes and New Secured Public Notes (collectively, the “New Secured Debt”) have a final maturity date of December 31, 2013, unless earlier repaid. The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes may be repaid prior to maturity at our option in whole or in part from time to time at a price equal to 100% of the principal amount repaid, plus accrued and unpaid interest to the payment date. Prior to August 1, 2012, the New Secured Public Notes may be redeemed at our option in whole or in part from time to time (so long as the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are no longer outstanding) at a price equal to accrued and unpaid interest on the principal amount being redeemed plus the greater of (i) 100% of the principal amount being redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the principal amount being redeemed discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the Indenture for the New Secured Public Notes), plus 30 basis points. Notwithstanding the foregoing, prior to August 1, 2012, the New Secured Public Notes may also be redeemed at our option in whole or in part from time to time at a price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest to the date of redemption, but without payment of any premium, with Realized Proceeds (as defined in the New Debt Agreements) so long as there are no Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes outstanding.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Scheduled Amortization—The following table sets forth the aggregate scheduled amortization (“Aggregate Scheduled Amortization Amounts”) on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes. The New Secured Public Notes are not subject to amortization or other mandatory redemptions. Under the terms of the New Debt Agreements, we may defer payment of up to $200 million of the Aggregate Scheduled Amortization Amounts prior to June 30, 2013, which payment deferral is reflected in the table below.

Date	Aggregate Scheduled Amortization Amount
December 31, 2011	$—
June 30, 2012	$—
December 31, 2012	$120
June 30, 2013	$500

Final Maturity	Outstanding Balance

The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory redemptions including (i) 100% of the net cash flow proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) an applicable prepayment percentage of any Realized Proceeds, and (iv) an applicable prepayment percentage of Excess Cash Flow (as defined in the New Debt Agreements). However, we are entitled to retain the first $580 million that would otherwise be payable from any cash flow proceeds from debt incurred, capital stock issued, Realized Proceeds or Excess Cash Flow for new investments or other general corporate purposes. The applicable prepayment percentage is 50% if the aggregate outstanding principal amount of the New Secured Debt is greater than or equal to $950 million and 25% if it is less than $950 million. Any above mandatory redemptions will be applied to the payment of the Aggregate Scheduled Amortization Amounts in direct order of maturity.

Interest—The Floating Rate Private Secured Loans and Floating Rate Public Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Public Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion.

In addition, the Applicable Percentage for the New Secured Debt will increase by an additional 0.50% per annum if we fail to pay any of the minimum amortization amounts (“Aggregate Penalty Amortization Amounts”) on the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes set forth in the table below when due (on a cumulative basis for each failure, if applicable), for each succeeding day until any unpaid Aggregate Penalty Amortization Amounts have been paid.

Date	Aggregate Penalty Amortization Amount
December 31, 2011	$70
June 30, 2012	$100
December 31, 2012	$300
June 30, 2013	$350

Final Maturity	Outstanding Balance

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table sets forth the interest rates on our outstanding secured borrowing facilities as of June 30, 2010:

Facility	Interest Rate
Fixed rate private secured notes due December 2013	8.96%
Floating rate private secured loans due December 2013	8.50%
Fixed rate public secured notes due December 2013	8.96%
Floating rate public secured notes due December 2013	8.50%

Fees—We are required to pay an extension fee in an amount equal to 1% of the aggregate principal amount of the New Secured Debt outstanding on each of December 30, 2011 and December 31, 2012, payable on such date.

Security and Ranking—The New Secured Debt is a senior obligation of the company and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our existing and hereafter acquired unencumbered assets.

Covenants—The financial covenants under the New Debt Agreements include (i) maintenance of a minimum ratio of adjusted operating cash flow to interest expense and (ii) a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. Additional covenants include (i) restrictions on the incurrence of certain additional debt, (ii) restrictions on acquisitions and investments, and (iii) restrictions on the payments of dividends and other distributions. However, we are permitted under the New Debt Agreements to pay dividends to the extent necessary in order to maintain our RIC status provided that such dividends are paid in additional shares of our common stock to the extent allowed by IRS Revenue Procedure 2010-12. There are no limitations in the New Debt Agreements on our payment of cash dividends provided that (i) we maintain an asset coverage ratio of at least 200% as required by the 1940 Act, (ii) we are in pro forma compliance with all financial covenants under the New Debt Agreements, (iii) there are no defaults outstanding under the New Debt Agreements, and (iv) the aggregate principal amount of the New Secured Debt outstanding is less than or equal to $1.4 billion.

Securitizations

As of June 30, 2010, we were in compliance with all of the covenants for our asset securitizations. Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan, as defined in each indenture, all interest and principal collections that would be applied to the subordinated notes retained by us are paid sequentially to pay down the principal of the notes that are generally held by third party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of June 30, 2010, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. Our asset securitizations are secured by portfolio investments and assets with a fair value of approximately $2.2 billion as of June 30, 2010.

Note 5. Derivative Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange swap agreements for speculative

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

purposes. We fair value our derivatives in accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty’s credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements.

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

During the three and six months ended June 30, 2010, we recorded $2 million of net unrealized appreciation and $4 million of net unrealized depreciation, respectively, from interest rate and foreign exchange swap agreements in the financial statement line item derivative and option agreements and other. During the three and six months ended June 30, 2009, we recorded $4 million and $57 million of net unrealized appreciation from interest rate and foreign currency swap agreements. The net unrealized appreciation during the six months ended June 30, 2009 was primarily due to a credit risk adjustment related to an adverse change in our credit rating. In addition, during the six months ended June 30, 2009, we recorded a $49 million reversal of prior period net unrealized depreciation from the termination of the European Capital put option agreement in the financial statement line item derivative and option agreements and other.

During the three and six months ended June 30, 2010, we recorded $16 million and $32 million, respectively, of net realized loss from interest rate swap agreements in the financial statement line item derivative and option agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements. During the three and six months ended June 30, 2009, we recorded $18 million and $24 million, respectively, of net realized loss from interest rate swap agreements in the financial statement line item derivative and option agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements. During the three and six months ended June 30, 2010, cash termination payments totaling $14 million were made to settle one interest rate swap agreement that was terminated prior to maturity during the three months ended June 30, 2010 and one interest rate swap agreement that was terminated prior to maturity in the prior year, which are recorded as a net realized loss in the financial statement line item derivative and options agreements in our consolidated statements of operations. During the three and six months ended June 30, 2009, we also recorded a realized loss of $44 million from the termination of the European Capital put option agreement.

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

As of December 31, 2009, the counterparties under certain of our interest rate swap and foreign exchange agreements could declare an early termination event primarily due to the then outstanding defaults under our primary unsecured debt arrangements which triggered certain cross-default and cross-acceleration events of default under certain of our interest rate swap and foreign exchange agreements. As a result, the counterparties had the right to terminate these hedging agreements, which had a fair value of $36 million and a termination liability of $45 million as of December 31, 2009. As discussed in Note 4, on June 28, 2010, we completed a refinancing of all of our primary unsecured arrangements and obtained a waiver from our respective creditors of such defaults. In addition, in connection with our refinancing transaction, we granted to the counterparties under these interest rate swap and foreign exchange agreements a first priority lien (subject to certain permitted liens) on substantially all of our existing and hereafter acquired unencumbered assets pari passu with the New Secured Debt, so long as the New Secured Debt is outstanding. As of June 30, 2010, we were not in default under any of our interest rate swap or foreign exchange agreements.

Credit Risk-Related Contingent Features

Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Derivatives under these agreements in a liability position had a GAAP fair value liability of $44 million as of June 30, 2010. While none of our counterparties had the right to elect to terminate their transactions with us as a result of this provision as of June 30, 2010, the termination liability would have been $53 million as of such date. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our interest rate swap agreements also contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. Derivatives under these agreements in a liability position had a GAAP fair value liability of $10 million as of June 30, 2010. While none of our counterparties had the right to elect to terminate their transactions with us as a result of this provision as of June 30, 2010, the termination liability would have been $12 million as of such date. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Note 6. Earnings Per Share

In accordance with the provisions of FASB ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards and contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is net earnings (loss). As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in computing basic EPS, even if we have positive net operating income. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the three and six months ended June 30, 2009 as we incurred a net loss. For the three and six months ended June 30, 2010, 4.8 million shares and 3.6 million shares, respectively, of employee stock options and unvested employee stock awards are included in our diluted weighted average shares outstanding.

Stock options and unvested employee stock awards of 19.2 million and 20.2 million for the three and six months ended June 30, 2010, respectively, were not included in the computation of diluted EPS either because the respective exercise prices are greater than the average market price of the underlying stock for the respective periods or their inclusion would have been anti-dilutive. Stock options, unvested employee stock awards and contingently issuable shares of 51.2 million and 46.0 million for the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted EPS either because the respective exercise prices are greater than the average market price of the underlying stock for the respective periods or their inclusion would have been anti-dilutive.

Note 7. Commitments

As of June 30, 2010, we had commitments under loan and financing agreements to fund up to $187 million to 38 portfolio companies, with $15 million of the commitments related to an undrawn revolving credit facility for European Capital (see Note 11). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 8. Corporate Restructuring Costs

To better align our organization and cost structure with current economic conditions, we conducted strategic reviews of our business in 2008 and 2009 which resulted in the closing of several offices and the elimination of certain functions at other offices. As a result, we have recorded corporate restructuring charges for both severance and related employee costs and excess office facilities costs. We did not incur any corporate restructuring chargess during the three months ended June 30, 2010 and 2009. We recorded corporate restructuring charges for excess office facilities costs of $4 million during each of the six months ended June 30, 2010 and 2009. The excess office facilities costs are included in general and administrative in our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009. The liability for employee severance costs and excess office facilities is included in other liabilities in our consolidated balance sheets as of June 30, 2010 and December 31, 2009.

In determining our liability related to excess office facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to the liability. Our remaining liability of $14 million as of June 30, 2010 related to excess office facilities represents gross lease commitments with agreements expiring at various dates through 2016 of approximately $46 million, net of committed and estimated sublease income of approximately $28 million and a present value factor of $4 million. We have entered into signed sublease arrangements for approximately $11 million, with the remaining $17 million based on estimated future sublease income.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following table summarizes the restructuring accrual activity during the three and six months ended June 30, 2009 and 2010:

	Severance	Excess Office Facilities	Total
Balance, December 31, 2008	$7	$5	$12
Restructuring charges	—	4	4
Cash payments	(5)	(1)	(6)
Accretion of net present value	—	1	1

Balance, March 31, 2009	$2	$9	$11

Cash payments	(2)	(1)	(3)

Balance, June 30, 2009	$—	$8	$8

	Severance	Excess Office Facilities	Total
Balance, December 31, 2009	$7	$13	$20
Restructuring charges	—	4	4
Cash payments	(5)	(1)	(6)

Balance, March 31, 2010	$2	$16	$18

Cash payments	(1)	(2)	(3)

Balance, June 30, 2010	$1	$14	$15

Note 9. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income of our investment company based on our tax fiscal year. Ordinary taxable income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its taxable ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions.” As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed, or intend to distribute, sufficient dividends to eliminate taxable income for all of our tax fiscal years. However, we may elect to not distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to income tax on such undistributed amounts. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to income tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on September 30. We have distributed all of our taxable ordinary income for all of our tax fiscal years including our tax fiscal year ended September 30, 2009. Also for the tax fiscal year ended September 30, 2009, we had $198 million of net long-term capital losses that may be used in the current tax year or carried forward to offset long-term capital gains for up to eight years following the year recognized.

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

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the six months ended June 30, 2010 and 2009, we did not accrue a federal excise tax because we distributed or intend to distribute sufficient dividends to eliminate any federal excise tax for the respective excise tax years.

In March 2010, The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act were enacted. This legislation has not resulted in an income tax provision for American Capital or ACFS, our consolidated taxable operating subsidiary.

On June 30, 2010, we merged our consolidated taxable operating subsidiary, ACFS, into American Capital, Ltd. For tax purposes, the merger will be treated as a tax-free liquidation of ACFS. Under Subchapter M, when a non-RIC corporation merges into a RIC, the RIC must distribute any accumulated earnings and profits acquired through the merger of the non-RIC prior to the end of the RIC’s taxable year in which the merger occurs in order to maintain RIC status. As of the merger date, ACFS did not have any accumulated earnings and profits. The merger should not adversely affect our qualification as a RIC. As a result of the merger, ACFS’ gross deferred tax asset and associated valuation allowance, which netted to zero as of the merger date, have been eliminated as of June 30, 2010.

Note 10. Shareholders’ Equity

In April 2010, we completed a registered direct offering of 58,300,000 shares of our common stock to a group of institutional investors at a price of $5.06 per share. Upon completion of the offering, we received gross proceeds of approximately $295 million.

Note 11. Investment in European Capital

In February 2008, we entered into a loan agreement to provide a $400 million subordinated, unsecured revolving credit facility (the “Term A Facility”) to European Capital with an original maturity in February 2011. In June 2009, American Capital and European Capital entered into an agreement whereby the outstanding borrowings under the Term A Facility of $319 million were exchanged for 325.1 million ordinary shares of European Capital and the Term A Facility commitment amount was reduced from $400 million to $87 million. In March 2010, we further amended the Term A Facility to further reduce the commitment amount from $87 million to $53 million, extend the maturity date to June 2012, and change the interest rate to LIBOR plus 7.00% payable in kind. As of June 30, 2010, there was a $39 million outstanding balance under the Term A Facility.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

In October 2008, we amended the loan agreement to extend an additional $250 million subordinated, unsecured revolving credit facility (the “Term B Facility”) to European Capital. In November 2009, the loan agreement was amended to reduce the Term B Facility commitment of $250 million to an amount equal to the existing standby letter of credit issued by us for the benefit of The Royal Bank of Scotland, plc, the agent under European Capital’s unsecured multicurrency revolving facility. In March 2010, European Capital repaid in full and terminated its unsecured multicurrency revolving facility, which resulted in the termination of the standby letter of credit. We also amended our loan agreement with European Capital at the same time to terminate the Term B Facility commitment.

In March 2010, we entered into another loan agreement with European Capital under which we made a loan (the “Bridge Loan”) for $75 million to European Capital. The Bridge Loan bears interest at LIBOR plus 7.00% payable in kind and matures at the earlier of (i) the date on which all obligations under the loan agreement are repaid in full and (ii) September 1, 2010. Under the loan agreement, European Capital may not pledge certain of its investments (the “Deferred Assets”). We also entered into a purchase agreement with European Capital in March 2010 pursuant to which we agreed to purchase the Deferred Assets from European Capital by September 1, 2010 subject to certain conditions. We may pay the purchase price by setting off any outstanding obligations then due and payable by European Capital to us, including under the Bridge Loan. European Capital used the $75 million of proceeds from the Bridge Loan to repay in full and terminate its unsecured multicurrency revolving facility, which also resulted in the termination of the standby letter of credit that we issued in connection with the facility for the benefit of The Royal Bank of Scotland, plc. As of June 30, 2010, there was a $15 million outstanding balance under the Bridge Loan. In July 2010, European Capital paid down the $15 million outstanding balance under the Bridge Loan and the Bridge Loan and the purchase agreement were terminated.

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

EXECUTIVE OVERVIEW

We are a publicly traded private equity firm and a global asset manager. Our $5.7 billion on-balance sheet investment portfolio consists of investments in senior debt, subordinated debt and equity in controlled and non-controlled private and public companies, structured product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities. We are also an alternative asset manager with approximately $9 billion of third-party capital resources under management across four third-party private and public funds that we manage.

In June 2010, we successfully completed a refinancing of our $2.3 billion of outstanding unsecured borrowings. Under the terms of the refinancing, lenders and noteholders had the option of receiving either cash or new secured debt, in each case in the full principal amount of their pre-transaction debt. Lenders and noteholders holding $1,030 million of debt selected or otherwise received 100% cash for their debt, while lenders and noteholders holding $1,307 million of debt, or 56% of pre-transaction debt, elected to receive new secured loans or notes of various series. As a result, we repaid $1,030 million of our unsecured obligations and issued $1,307 million of fixed and floating rate secured loans or notes which will mature in December 2013 in exchange for the remaining obligations. We also granted a lien on substantially all of our existing and hereafter acquired unencumbered assets as collateral for the newly issued loans and notes. See Note 4 to our consolidated interim financial statements included in this Form 10-Q for additional disclosures regarding the exchange transaction.

As a result of the economic recession and global financial crisis during the past two years and the refinancing transaction discussed above, the current focus of our investment and capitalization strategy is to de-risk our investment portfolio and to continue to de-leverage our balance sheet.

Our investment strategy for the next few years will be focused on providing mezzanine debt financing in the buyouts of private companies sponsored by other private equity firms. This strategy would generate a substantially higher proportion of debt to equity investments that should de-risk our investment portfolio and position it for future on-balance sheet securitizations. Our investment strategy will also focus on making select follow-on equity investments in our existing portfolio companies with the goal of enhancing their values. We would expect any future American Capital sponsored buyouts to be completed through, or for the benefit of, newly raised off-balance sheet third-party funds that we would manage.

Our capitalization strategy for the next few years will be to continue to de-leverage our balance sheet by substantially reducing the outstanding balance of our borrowings. In the short-term, through the end of the current fiscal year, we expect to use our disposable cash flow to pay down our new secured debt obligations to under $1 billion so that we can reduce our interest rate to the lowest level under the agreements. Our long term goal over the next few years will be to continue to reduce our leverage so that we operate with an average debt to equity ratio of about 0.6 to 1.0.

American Capital Investing Activity

We provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior debt, subordinated debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and provide capital directly to early stage and mature private and small public companies. Currently, we will invest up to $100 million in a single middle market transaction in North America. We also have investments in Structured Products and alternative asset funds managed by us. For summary financial information by geographic area, see Note 3 to our consolidated interim financial statements in this Form 10-Q.

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

The total fair value of our investment portfolio was $5.7 billion and $5.6 billion as of June 30, 2010 and December 31, 2009, respectively. During the three and six months ended June 30, 2010 and 2009, we generally limited our investment originations to providing funding to our existing portfolio companies for working capital or to recapitalize or refinance their balance sheets, primarily to preserve our investments. Since our asset coverage ratio was below 200% and our NAV per share was greater than the trading price of our common stock during the three and six months ended June 30, 2010, regulatory restrictions generally limited our ability to raise debt or equity capital during the quarter to be able to make significant new investments. As a result of appreciation in our investment portfolio during the first six months of 2010 and our June, 28 2010 refinancing transaction discussed in Note 4 to our consolidated interim financial statements in this Form 10-Q, our asset coverage ratio has improved to 206% as of June 30, 2010.

The type and aggregate dollar amount of our new investments were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Add-on financing for recapitalizations	$5	$1	$80	$16
Financing for private equity buyouts	35	—	35	—
Add-on financing for working capital in distressed situations	12	36	20	61
Add-on financing for growth and working capital	—	2	1	2

Total	$52	$39	$136	$79

The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date. Included in the add-on financing for recapitalizations of $80 million for the six months ended June 30, 2010 was a $75 million bridge loan issued to European Capital Limited (“European Capital”), the proceeds of which were utilized to repay in full and terminate European Capital’s unsecured multicurrency revolving facility. European Capital made payments of $60 million in April 2010 and $15 million in July 2010 to repay the bridge loan and the facility was terminated.

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Principal prepayments	$272	$35	$362	$77
Sale of equity investments	45	53	94	68
Payment of accrued PIK interest and dividend and original issue discounts	25	1	27	5
Scheduled principal amortization	9	15	16	25
Loan syndications and sales	—	21	15	29

Total	$351	$125	$514	$204

Public Manager of Funds of Alternative Assets

We are a global alternative asset manager of third-party funds. Our third-party alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. We refer to the asset management business throughout this report to include the asset management activities conducted by American Capital, LLC. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we also manage European Capital, American Capital Agency Corp. (“AGNC”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”). As of June 30, 2010, our assets under management totaled $15 billion, including $9 billion under management in the third-party funds named above.

Through our asset management business, American Capital, LLC generally earns base management fees based on the size of the funds and incentive income, if any, based on the performance of the funds it manages. In addition, we may invest directly into our alternative asset funds and earn investment income from our direct investments in those funds.

The following table sets forth certain information with respect to our funds under management as of June 30, 2010:

	American Capital	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1
Fund type	Public Alternative Asset Manager & Fund	Private Fund	Public REIT Fund - The NASDAQ Global Market	Private Fund	Private Fund	Private Fund
Established	1986	2005	2008	2006	2007	2006
Assets under management	$6.2 Billion(1)	$1.5 Billion(2)	$7.8 Billion	$0.7 Billion	$0.4 Billion	$0.4 Billion
Investment types	Senior & Subordinated Debt, Equity, Structured Products	Senior & Subordinated Debt, Equity, Structured Products	Agency Securities	Equity	Equity	Senior Debt
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in third-party funds that we manage.
(2)	Excluded from our third-party funds under management as we own 100% of European Capital.

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

See Note 3 to our interim consolidated financial statements for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of June 30, 2010.

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

•

The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair value of our portfolio investments and of our interest rate derivatives at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. In addition, our net unrealized depreciation of investments includes the foreign currency translation from converting the cost basis of our assets and liabilities denominated in a foreign currency to the U.S. dollar.

The consolidated operating results for the three and six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income	$151	$140	$315	$335
Operating expenses	122	131	237	262

Operating income before income taxes	29	9	78	73
Benefit for income taxes	—	11	—	11

Net operating income	29	20	78	84
Net gain on extinguishment of debt	—	—	—	12
Net realized loss on investments	(320)	(326)	(446)	(457)

Net realized loss	(291)	(306)	(368)	(361)

Net unrealized appreciation (depreciation) of investments	572	(241)	836	(733)

Net earnings (loss)	$281	$(547)	$468	$(1,094)

Operating Income

We derive the majority of our operating income by investing in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating income from investing in Structured Products. Operating income consisted of the following for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income on debt and Structured Products investments	$136	$119	$262	$278
Dividend income	1	8	25	27
Interest income on bank deposits	1	—	1	1

Interest and dividend income	138	127	288	306

Portfolio company advisory and administrative fees	5	6	11	11
Fund asset management fees and reimbursements	4	5	8	13
Other fees	4	2	8	5

Fee income	13	13	27	29

Total operating income	$151	$140	$315	$335

Interest and Dividend Income

The following table summarizes selected data for our debt and equity investments, at cost, for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Debt and Structured Products investments(1)	$5,101	$6,908	$5,195	$7,041
Effective interest rate on debt and Structured Products investments(1)	10.6%	6.9%	10.1%	7.9%
Average monthly one-month LIBOR	0.3%	0.4%	0.3%	0.4%
Average non-accrual debt investments at cost(2)	$678	$1,028	$723	$960
Equity investments(1)	$3,714	$3,635	$3,735	$3,578
Effective dividend yield on equity investments(1)	0.1%	0.8%	1.4%	1.5%
Debt, Structured Products and equity investments(1)	$8,815	$10,543	$8,930	$10,619
Effective yield on debt, Structured Products and equity investments(1)	6.2%	4.8%	6.4%	5.7%

(1)	Monthly weighted average.
(2)	Quarterly average.

Interest income on debt and Structured Products investments increased by $17 million, or 14%, for the three months ended June 30, 2010 and decreased by $16 million, or 6%, for the six months ended June 30, 2010 over the comparable periods in 2009, due to a decrease in our monthly weighted average debt and Structured Products investments partially offset by an increase in the weighted average effective interest rate.

Our weighted average debt and Structured Products investments decreased from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 primarily as a result of the repayment or sale of debt investments. We chose to repay our debt obligations from the realization of proceeds from the exit of portfolio investments during the year ended December 31, 2009 and the six months ended June 30, 2010 to delever our balance sheet instead of reinvesting the proceeds into new investments during those periods.

The monthly weighted average effective interest rate on our debt and Structured Products investments during the three and six months ended June 30, 2010 increased 370 basis points and 220 basis points, respectively, over the comparable periods in 2009 primarily due to (i) a greater negative impact of non-accrual debt investments in the three and six months ended June 30, 2009 as compared to the current periods and (ii) an increase in the interest spreads on recent loan originations and modifications, partially offset by (iii) a 10 basis point decrease in the average one-month LIBOR and (iv) a decline in interest income recognized from CMBS investments as compared to the prior period.

When a debt investment is placed on non-accrual, we record reserves on uncollected payment-in-kind (“PIK”) interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three months ended June 30, 2010, we recorded additional interest income of $7 million as a result of debt investments being removed from non-accrual during the period compared to a net reserve on uncollected PIK interest income recorded in prior periods of $34 million during the three months ended June 30, 2009, which had an approximate 60 basis point positive impact on the weighted average effective interest rate for the three months ended June 30, 2010 compared to an approximate 200 basis point negative impact for the three months ended June 30, 2009. For the six months ended June 30, 2010, we recorded additional interest income of $5 million as a result of debt investments being removed from non-accrual during the period compared to a net reserve on uncollected PIK interest income recorded in prior periods of $54 million during the six months ended June 30, 2009, which had an approximate 20 basis point positive impact on the weighted average effective interest rate for the six months ended June 30, 2010 compared to an approximate 150 basis point negative impact for the six months ended June 30, 2009.

The interest income we earn on our debt investments was generally positively impacted by loans that were originated or modified during the last two years. These recent new loans originations and modifications have been priced at generally higher spreads as compared to loans that have been repaid during this period as market spreads have increased during this period.

A portion of our debt investments, particularly our senior debt investments, accrue interest at LIBOR plus a spread. These debt investments either have no LIBOR floor or may have a LIBOR floor that is generally around 2.0%. As a result, as LIBOR declines, our interest income generally will decline for our debt investments with interest rates that are based on LIBOR without a LIBOR floor.

Dividend income decreased by $7 million, or 88%, and by $2 million, or 7%, for the three and six months ended June 30, 2010, respectively, over the comparable periods in 2009. As a result, the monthly weighted average effective dividend yield on equity investments was 0.1% and 1.4% for the three and six months ended June 30, 2010, respectively, a 70 basis point and 10 basis point decrease from the comparable periods in 2009. This is primarily due to an increase in the amount of preferred equity investments on non-accrual during the three and six months ended June 30, 2010 compared to the comparable periods in 2009. For the three months ended June 30, 2010, dividend income decreased by $23 million, or 96%, over the three months ended March 31, 2010 primarily due to an increase in the amount of preferred equity investments placed on non-accrual during the second quarter of 2010.

When a preferred equity investment is placed on non-accrual, we record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three and six months ended June 30, 2010, we recorded reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $15 million and $11 million, respectively. For the three and six months ended June 30, 2009, we recorded reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $21 million and $25 million, respectively.

Fee Income

As of June 30, 2010, all of our third-party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC. Fund asset management fees and reimbursements revenue for the three months ended June 30, 2010 and 2009 represent fees of $4 million and $5 million, respectively, for providing advisory and administrative services to American Capital, LLC. Fund asset management fees and reimbursements revenue for the six months ended June 30, 2010 and 2009 represent fees of $6 million and $11 million, respectively, for providing advisory and administrative services to American Capital, LLC.

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

Operating Expenses

Operating expenses decreased $9 million, or 7%, and $25 million, or 10% for the three and six months ended June 30, 2010, respectively, over the comparable periods in 2009. Operating expenses consisted of the following for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest	$56	$60	$113	$112
Salaries, benefits and stock-based compensation	34	47	68	100
General and administrative	15	17	35	40
Debt refinancing costs	17	7	21	10

Total operating expenses	$122	$131	$237	$262

Interest

Interest expense for the three months ended June 30, 2010 decreased $4 million, or 7%, and increased $1 million, or 1%, for the six months ended June 30, 2010, from the comparable periods in 2009. The decrease in interest expense was primarily attributable to an increase in interest rates for default interest and ratings downgrades in the first quarter of 2009, partially offset by a decline in LIBOR and lower weighted average borrowings. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2010 was 5.7% and 5.6%, respectively, compared to 5.5% and 5.1%, respectively, for the comparable periods in 2009. Our weighted average borrowings decreased to $3,950 million for the three months ended June 30, 2010 from $4,341 million for the comparable period in 2009. Our weighted average borrowings decreased to $4,013 million for the six months ended June 30, 2010 from $4,371 million for the comparable period in 2009.

As a result of our debt refinancing and the associated pay down of $1,030 million of outstanding borrowings on June 28, 2010, we expect our quarterly interest expense to decrease for the remainder of 2010.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Base salaries	$14	$19	$28	$41
Incentive compensation	6	9	13	18
Benefits	3	3	6	8
Stock-based compensation	11	16	21	33

Total salaries, benefits and stock-based compensation	$34	$47	$68	$100

Salaries, benefits and stock-based compensation for the three and six months ended June 30, 2010 decreased $13 million, or 28%, and $32 million, or 32%, respectively, from the comparable periods in 2009 primarily due to (i) a decrease in the number of employees and (ii) lower stock-based compensation during the three and six months ended June 30, 2010 as a result of the acceleration of stock-based compensation in the fourth quarter of 2009 from the completion of a tender offer for certain eligible employee stock options.

To better align our organization and cost structure with the current economic conditions, we undertook strategic reviews of our business in 2009 and 2008. As a result of these reviews, we eliminated 160 and 72 positions during the 2008 and 2009 fiscal years, respectively. As of June 30, 2010, we had total employees of 249 compared to total employees of 360 as of June 30, 2009.

During the fourth quarter of 2009, we completed a tender offer for certain eligible employee stock options. Pursuant to the tender offer, we offered employees a cash payment for the voluntary cancellation of certain eligible outstanding employee stock options. As a result of the tender offer, unrecognized compensation cost of $21 million for the tendered unvested options expected to vest was accelerated and recorded as compensation expense in the fourth quarter of 2009. Accordingly, the stock-based compensation cost for the three and six months ended June 30, 2010 is lower as compared to the comparable prior periods in part due to the positive impact of the accelerated employee stock options in future periods.

General and Administrative

General and administrative expenses decreased by $2 million, or 12%, and by $5 million, or 13%, for the three and six months ended June 30, 2010, respectively, over the comparable periods in 2009 primarily due to fewer employees and offices.

Debt Refinancing Costs

During the six months ended June 30, 2010 and 2009, we incurred non-recurring debt refinancing costs from both our and our unsecured creditors’ legal and financial advisors that were engaged in connection with our debt refinancing negotiations and the closing of our debt refinancing transaction in June 2010. We do not anticipate any additional costs in future periods associated with our debt refinancing transaction.

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments for the three and six months ended June 30, 2010 and 2009 consisted of the following individual portfolio company realized gain (loss) greater than $15 million (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Piper Aircraft, Inc.	$—	$31	$—	$31
Other, net	10	4	18	12

Total gross realized portfolio gains	$10	$35	$18	$43

ACAS CRE CDO 2007-1, Ltd.	(170)	—	(170)	—
UFG Member, LLC	(2)	—	(78)	—
Fountainhead Estate Holding Corp.	(25)	—	(25)	—
ETG Holdings, Inc.	(22)	—	(22)	—
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	(19)	—	(19)	—
Resort Funding Holdings, Inc.	(18)	—	(18)	—
GS Mortgage Securities Trust 2007-GG10	(16)	—	(16)	—
Genband Inc.	—	—	(15)	—
Consolidated Bedding, Inc.	—	(196)	—	(196)
Halex Holdings Corp.	—	(30)	—	(30)
Venus Swimwear, Inc.	—	(19)	—	(19)
Foamex, L.P.	—	(18)	—	(18)
Small Smiles Holding Company, LLC	—	(17)	—	(17)
Barton-Cotton Holding Corporation	—	—	—	(74)
Other, net	(29)	(63)	(53)	(76)

Total gross realized portfolio loss	$(301)	$(343)	$(416)	$(430)

Total net realized portfolio loss	$(291)	$(308)	$(398)	$(387)
Interest rate derivative periodic interest payments, net	(16)	(18)	(32)	(24)
Interest rate derivative termination payments	(14)	—	(14)	—
European Capital put option agreement	—	—	—	(44)
Foreign currency transactions	1	—	(2)	(2)

Total net realized loss	$(320)	$(326)	$(446)	$(457)

The following are summary descriptions of portfolio company realized gains or losses greater than $30 million.

In the second quarter of 2010, we wrote off our entire remaining investment in our portfolio company ACAS CRE CDO 2007-1, Ltd. realizing a total loss of $170 million offset by a reversal of unrealized depreciation of $170 million.

In the first quarter of 2010, our portfolio company UFG Member, LLC was sold. As part of the sale proceeds, we received a partial payment on our remaining subordinated debt investment. The sale proceeds we received included a subordinated note from the purchaser, AFA Investments, Inc., that had a fair value of $4 million. We wrote off our remaining subordinated debt investment and our equity investment in UFG Member, LLC realizing a total loss of $78 million offset by a reversal of unrealized depreciation of $68 million.

In the second quarter of 2009, we received full repayment of our remaining subordinated debt investment in Piper Aircraft, Inc. and sold all of our equity interests for $31 million in total proceeds realizing a total gain of $31 million offset by a reversal of unrealized appreciation of $23 million. The gain that we recognized included escrowed proceeds that we expect to receive of $1 million.

In the second quarter of 2009, Consolidated Bedding, Inc. (“Consolidated Bedding”) sold all of its remaining assets to several purchasers for total proceeds consisting of cash, a 49% equity interest in one of the purchasers, Spring Air International, LLC, and the future collection by one of the purchasers of certain accounts receivable of Consolidated Bedding. The total fair value of the cash and non-cash proceeds received, including the present value of future payments expected to be collected, is $14 million, the proceeds of which were used to partially pay down our debt investments. Subsequently, Consolidated Bedding filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. We do not expect to receive any further proceeds for our debt and equity investments in Consolidated Bedding, except the collection of the remaining $14 million of total proceeds. We deemed our remaining investments to be worthless and recognized a realized loss of $196 million offset by a reversal of unrealized depreciation of $189 million.

In the first quarter of 2009, Barton-Cotton, Incorporated, the wholly-owned operating subsidiary of Barton-Cotton Holding Corporation (“Barton-Cotton”), filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. Although we are pursuing our claims, we do not expect to receive any proceeds for our subordinated debt or equity investments in Barton-Cotton. We deemed our investments to be worthless and recognized a realized loss of $74 million fully offset by a reversal of unrealized depreciation.

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

Net Unrealized Appreciation (Depreciation) of Investments

The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross unrealized appreciation of private finance portfolio investments	$213	$187	$385	$221
Gross unrealized depreciation of private finance portfolio investments	(74)	(476)	(135)	(930)

Net unrealized appreciation (depreciation) of private finance portfolio investments	139	(289)	250	(709)
Net unrealized appreciation (depreciation) of European Capital investment	157	(355)	207	(368)
Net unrealized appreciation (depreciation) of European Capital foreign currency translation	94	(54)	163	2
Net unrealized appreciation of AGNC	2	31	—	13
Net unrealized appreciation (depreciation) of American Capital, LLC	10	4	36	(158)
Net unrealized (depreciation) appreciation of Structured Products investments	(16)	37	(16)	(9)
Reversal of prior period net unrealized depreciation upon realization	309	315	412	393

Net unrealized appreciation (depreciation) of portfolio investments	695	(311)	1,052	(836)
Foreign currency translation—European Capital	(120)	62	(205)	(3)
Foreign currency translation—Other	(5)	4	(7)	—
Derivative and option agreements	2	4	(4)	57
Reversal of prior period net unrealized depreciation on option agreements upon realization	—	—	—	49

Net unrealized appreciation (depreciation) of investments	$572	$(241)	$836	$(733)

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

For the three and six months ended June 30, 2010, the $139 million and $250 million, respectively, of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance, multiple expansion of comparable companies and narrowing investment spreads. The operating results for our private finance portfolio companies have improved starting in the latter half of 2009 as the recent global economic recession appears to be ending.

For the three and six months ended June 30, 2009, the $289 million and $709 million, respectively, of net unrealized depreciation on our private finance portfolio investments was driven primarily by declines in multiples of comparable companies and reduction of historic and projected cash flows of certain portfolio companies due to the global economic recession.

European Capital

We recognized unrealized appreciation of $251 million and $370 million on our investment in European Capital comprised of $157 million and $207 million of unrealized appreciation on our investment and $94 million and $163 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital for the three and six months ended June 30, 2010, respectively. As of June 30, 2010, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $409 million, respectively, and a debt investment with a fair value and cost basis of $54 million.

European Capital is an investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior debt, subordinated debt and equity. European Capital’s underlying portfolio investments are recorded at fair value determined in accordance with GAAP and by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In determining the fair value of our investment in European Capital, we concluded that our wholly-owned equity investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including the yield and tenor of European Capital’s credit facilities, recent comparable transactions and public comparables and an implied required market return on equity by market participants, which indicate fair values at a discount to NAV. The unrealized appreciation on our investment of $157 million and $207 million during the three and six months ended June 30, 2010, respectively, excluding unrealized appreciation on foreign currency, is due primarily to an increase in the NAV of European Capital and a reduction to the discount applied to NAV.

The following is a summary composition of European Capital’s NAV and our equity investment’s implied discount to its NAV as of June 30, 2010 and December 31, 2009 (€ and $ in millions):

	June 30, 2010	December 31, 2009
Debt investments at fair value	€985	€1,038
Equity investments at fair value	194	174
Other assets and liabilities, net	37	94
Secured debt at cost	(472)	(569)
Unsecured debt at cost	(115)	(191)
Secured debt from American Capital at cost	(13)	—
Unsecured debt from American Capital at cost	(32)	(18)

NAV (Euros)	€584	€528
Exchange rate	1.22	1.43

NAV (U.S. dollars)	$712	$755

Fair value of American Capital equity investment	$409	$243

Implied discount to NAV	42.6%	67.8%

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital, is a holding company of wholly-owned third-party fund managers. During the three and six months ended June 30, 2010, we recognized $10 million and $36 million, respectively, of unrealized appreciation on our investment in American Capital, LLC. The funds managed by American Capital, LLC are European Capital, AGNC, ACE I, ACE II and ACAS CLO-1. The appreciation in the fair value of American Capital, LLC for the three and six months ended June 30, 2010 is primarily due to improved performance of the funds that it manages and an increase in the size of the AGNC investment portfolio.

Structured Products

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities. During both the three and six months ended June 30, 2010, we recorded $16 million of net unrealized depreciation on our Structured Products investments. Our CMBS portfolio experienced $19 million and $22 million of net unrealized depreciation during the three and six months ended June 30, 2010, respectively. Our CLO and CDO portfolios of commercial loans experienced $3 million and $6 million of net unrealized appreciation during the three and six months ended June 30, 2010, respectively .

Foreign Currency Translation

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. For the three and six months ended June 30, 2010, we recorded net unrealized depreciation of $125 million and $212 million, respectively, primarily as a result of the Euro depreciation against the U.S. dollar.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or deprecation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the U.S. dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the U.S. dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is in included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. Accordingly, for the three and six months ended June 30, 2010, we recorded unrealized depreciation for foreign currency translation of $120 million and $205 million, respectively, for our cost basis in our investment in European Capital (included in our total unrealized depreciation for foreign currency translation of $125 million and $212 million, respectively), which was partially offset by unrealized appreciation of $94 million and $163 million, respectively, for the foreign currency translation of our cumulative unrealized depreciation of our investment in European Capital which is included in our total net unrealized appreciation of portfolio investments.

Derivative and Option Agreements

During the three and six months ended June 30, 2010, we recorded $2 million of net unrealized appreciation and $4 million of net unrealized depreciation, respectively, from derivative agreements, primarily interest rate swaps. Cumulatively, the fair value of the net liability for our derivative agreements as of June 30, 2010 included a $17 million net reduction due to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

During the three and six months ended June 30, 2009, we recorded $4 million and $106 million, respectively, of net unrealized appreciation from derivative and option agreements. We recorded $4 million and $57 million of net unrealized appreciation from derivative agreements during the three and six months ended June 30, 2009, respectively, primarily interest rate swaps. In addition, during the six months ended June 30, 2009, we recorded a $49 million reversal of prior period net unrealized depreciation from the termination of the European Capital put option agreement.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the last twelve months (“LTM”) and quarter ended June 30, 2010 and 2009:

	Period Ended June 30,
	2010	2009
LTM net operating income return on average equity at cost	2.1%	4.3%
LTM realized loss return on average equity at cost	(11.3)%	(3.3)%
LTM earnings (loss) return on average equity	27.0%	(90.6)%
Current quarter net operating income return on average equity at cost annualized	2.0%	1.3%
Current quarter realized loss return on average equity at cost annualized	(19.5)%	(19.3)%
Current quarter earnings (loss) return on average equity annualized	39.8%	(96.2)%

Financial Condition, Liquidity and Capital Resources

The economic recession and crisis in the global credit markets during the past two years has adversely affected all industry sectors. During the period, we suffered significant net depreciation, higher defaults and losses in many of our investments, and as a result became over levered and defaulted on our primary unsecured borrowing arrangements. In June 2010, we successfully completed a refinancing of our $2.3 billion of outstanding unsecured borrowings. As a part of the refinancing, we repaid $1,030 million of our unsecured obligations and issued $1,307 million of fixed and floating rate secured loans or notes due December 2013 in exchange for the remaining obligations. We also granted a lien on substantially all of our existing and hereafter acquired unencumbered assets as collateral for the newly issued loans and notes. The newly issued loans and notes do not have any scheduled amortization requirements until December 31, 2012. See Note 4 to our consolidated interim financial statements included in this Form 10-Q for additional disclosures regarding the exchange transaction.

Additionally we believe that the economic recession and global financial crisis has resulted in fewer firms interested in financing assets or businesses, tighter lending standards and reduced access to capital. The economic recession and global financial crisis has contributed to a decline in earnings and/or decline in valuation multiples for our portfolio companies and widened the investment spreads on Structured Products and certain of our private finance debt investments causing decreases in the fair value of these investments during this two-year period. Although we began to experience some signs of stabilization and improvement during the latter part of 2009 and the first half of 2010 in the earnings and valuation multiples of our portfolio companies and in the investments spreads on our Structured Products and private finance debt investments, we may experience volatile market swings that could lead to a further decline in earnings and/or decline in valuation multiples for our portfolio companies or could lead to further widening of investment spreads on Structured Products or private finance debt investments causing a further decrease in the fair value of these investments.

Currently, our primary sources of liquidity are our cash and cash equivalents and our portfolio investments. As of June 30, 2010, we had $176 million of cash and cash equivalents and $185 million of restricted cash and cash equivalents Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the six months ended June 30, 2010, we received cash proceeds from the realizations of portfolio investments of $514 million. During the six months ended June 30, 2010, we principally funded our operations, including our investing activities, from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

Operating and Investing Cash Flow

For the six months ended June 30, 2010, we used $1 million of cash flow from operations compared to $89 million of cash provided from operations during the comparable period in 2009. Our cash flow from operations for the six months ended June 30, 2010 was impacted in part by the non-recurring third party fees incurred in connection with our debt refinancing and the early payment of accrued interest on the refinanced debt at the end of the second quarter. One of our other sources of liquidity is our investment portfolio. For the six months ended June 30, 2010, we received net cash from investing activities totaling $377 million. Included in our cash from investing activities were cash proceeds from the realization of portfolio investments totaling $514 million for the six months ended June 30, 2010. As of June 30, 2010, we had portfolio investments totaling $5.7 billion at fair value, including $3.6 billion in debt investments, $1.9 billion in equity investments and $0.2 billion in Structured Product investments. Our investments are generally illiquid and no active primary or secondary market for the trading of these investments exists. We are generally repaid our investments upon a change of control event of the portfolio company such as sale or recapitalization of the portfolio company. We currently have several portfolio companies in various stages of the sale process; however, there are no assurances that we will be able to realize proceeds from our investments in the future.

Due to the substantial decline in investing in new portfolio investments and the successful efforts in realizing proceeds from many of our investments, our investment portfolio at cost decreased from $10.7 billion as of December 31, 2008 to $8.4 billion as of June 30, 2010. More specifically, our private finance debt portfolio, which is the significant contributor to our operating income and our operating cash flows, decreased from $6.2 billion at cost as of December 31, 2008 to $4.2 billion at cost as of June 30, 2010. In addition, the weighted average interest rate on our outstanding borrowings increased to 5.6% for the six months ended June 30, 2010 as a result of default interest and ratings downgrades. As a result of the decrease in our private finance debt portfolio, costs associated with our debt refinancing and the increase in our cost of capital during 2009 and the first half of 2010, our operating cash flows decreased from $89 million for the six months ended June 30, 2009 to $(1) million for the six months ended June 30, 2010. Furthermore, for the three and six months ended June 30, 2010, approximately $63 million and $114 million, respectively, of interest income collected during the quarter was generated from securitized assets and included in our cash flow from operations, all of which is currently required to be used to pay interest and principal on the outstanding notes in our securitizations which is included in our cash flow from financing activities. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as the disposition of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, distribute dividends to maintain our status as a regulated investment company (“RIC”) and fund capital to our current portfolio companies. However, there is no certainty that we will generate sufficient liquidity to meet our needs. In addition to liquidity generated from our investment portfolio, we may elect to raise new capital to generate liquidity to execute our current business strategy or for other corporate purposes.

Debt Capital

Our debt obligations consisted of the following as of June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010	December 31, 2009
Fixed rate private secured notes due December 2013	$502	$—
Floating rate private secured loans due December 2013	277	—
Fixed rate public secured notes due December 2013	524	—
Floating rate public secured notes due December 2013	4	—
Unsecured public debt due October 2012	11	548
ACAS Business Loan Trust 2004-1 asset securitization	160	170
ACAS Business Loan Trust 2005-1 asset securitization	629	696
ACAS Business Loan Trust 2006-1 asset securitization	352	377
ACAS Business Loan Trust 2007-1 asset securitization	250	294
ACAS Business Loan Trust 2007-2 asset securitization	215	255
Unsecured revolving credit facility	—	1,388
Unsecured private debt due September 2009	—	84
Unsecured private debt due August 2010	—	134
Unsecured private debt due February 2011	—	26
Unsecured private debt due September 2011	—	95
Unsecured private debt due October 2020	—	75

Total	$2,924	$4,142

The daily weighted average debt balance for the three months ended June 30, 2010 and 2009 was $3,950 million and $4,341 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2010 and 2009 was $4,013 million and $4,371 million, respectively The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended June 30, 2010 and 2009 was 5.7% and 5.5%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the six months ended June 30, 2010 and 2009 was 5.6% and 5.1%, respectively.

As a business development company (“BDC”), we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2010, our asset coverage was 206%. Prior to June 30, 2010, our asset coverage had been below 200% since December 31, 2008.

Refinancing Transaction

Unsecured Revolving Credit Facility—On June 28, 2010, we amended and restated the credit agreement (“Amended and Restated Credit Agreement”) for our $1.4 billion unsecured revolving credit facility, with Wells Fargo Bank, N.A. as administrative agent, pursuant to which $680 million of our outstanding loans were repaid in cash, and our remaining loans were converted into (i) $277 million of new floating rate secured loans under the Amended and Restated Credit Agreement (“Floating Rate Private Secured Loans”) and (ii) $430 million of new fixed rate secured notes (“Fixed Rate Private Secured Notes”) issued under a new indenture (the “Indenture,” and together with the Amended and Restated Credit Agreement, the “New Debt Agreements”). We also paid a fee of $14 million, or 2% of the principal balance of the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes, to the holders of such debt.

Unsecured Private Debt—On June 28, 2010, we completed an exchange transaction with the noteholders of $336 million of our unsecured private notes for (i) an aggregate cash payment of $264 million, (ii) $72 million of Fixed Rate Private Secured Notes, and (iii) a fee of $1 million representing 2% of the principal balance of the Fixed Rate Private Secured Notes. We also repaid in full our remaining unsecured private notes for $75 million.

Unsecured Public Debt—On June 28, 2010, we completed an exchange transaction with the noteholders of $539 million of our unsecured public notes for (i) an aggregate cash payment of $11 million, (ii) $4 million of new call-protected floating rate secured notes (“Floating Rate Public Secured Notes”) and $524 million of new call-protected fixed rate secured notes (“Fixed Rate Public Secured Notes,” and collectively with the Floating Rate Public Secured Notes, the “New Secured Public Notes”) issued under the Indenture, and (iii) a fee of $11 million representing 2% of the principal balance of the New Secured Public Notes. The remaining $11 million of the original $550 million of unsecured public notes were amended on June 28, 2010 pursuant to a Second Supplemental Indenture to the indenture for the notes to remove substantially all material affirmative and negative covenants, other than the covenant to pay principal and interest on such notes, and to remove certain events of default. All other terms of such notes remain unchanged.

The exchange transactions discussed above are accounted for as a modification of debt in accordance with ASC 470-50, Modifications and Extinguishments. Accordingly, the aggregate fees of $26 million paid at closing to the lenders and noteholders were capitalized and will be amortized into interest expense over the life of the notes and loans using the effective interest method, while fees paid to other third parties were expensed as incurred. As a result, we recognized $17 million of debt refinancing cost during the three months ended June 30, 2010 consisting of fees paid to third party advisors and the writeoff of a portion of the existing unamortized deferred financing costs attributable to the unsecured debt that was repaid in cash.

Maturity Date and Optional Redemption—The Floating Rate Private Secured Loans, Fixed Rate Private Secured Notes and New Secured Public Notes (collectively, the “New Secured Debt”) have a final maturity date of December 31, 2013, unless earlier repaid. The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes may be repaid prior to maturity at our option in whole or in part from time to time at a price equal to 100% of the principal amount repaid, plus accrued and unpaid interest to the payment date. Prior to August 1, 2012, the New Secured Public Notes may be redeemed at our option in whole or in part from time to time (so long as the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are no longer outstanding) at a price equal to accrued and unpaid interest on the principal amount being redeemed plus the greater of (i) 100% of the principal amount being redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the principal amount being redeemed discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the Indenture for the New Secured Public Notes), plus 30 basis points. Notwithstanding the foregoing, prior to August 1, 2012, the New Secured Public Notes may also be redeemed at our option in whole or in part from time to time at a price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest to the date of redemption, but without payment of any premium, with Realized Proceeds (as defined in the New Debt Agreements) so long as there are no Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes outstanding.

Scheduled Amortization—The following table sets forth the aggregate scheduled amortization (“Aggregate Scheduled Amortization Amounts”) on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes. The New Secured Public Notes are not subject to amortization or other mandatory redemptions. Under the terms of the New Debt Agreements, we may defer payment of up to $200 million of the Aggregate Scheduled Amortization Amounts prior to June 30, 2013, which payment deferral is reflected in the table below (in millions).

Date	Aggregate Scheduled Amortization Amount
December 31, 2011	$—
June 30, 2012	$—
December 31, 2012	$120
June 30, 2013	$500
Final Maturity	Outstanding Balance

The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory redemptions including (i) 100% of the net cash flow proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) an applicable prepayment percentage of any Realized Proceeds, and (iv) an applicable prepayment percentage of Excess Cash Flow (as defined in the New Debt Agreements). However, we are entitled to retain the first $580 million that would otherwise be payable from any cash flow proceeds from debt incurred, capital stock issued, Realized Proceeds or Excess Cash Flow for new investments or other general corporate purposes. The applicable prepayment percentage is 50% if the aggregate outstanding principal amount of the New Secured Debt is greater than or equal to $950 million and 25% if it is less than $950 million. Any above mandatory redemptions will be applied to the payment of the Aggregate Scheduled Amortization Amounts in direct order of maturity.

Interest—The Floating Rate Private Secured Loans and Floating Rate Public Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Public Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion.

In addition, the Applicable Percentage for the New Secured Debt will increase by an additional 0.50% per annum if we fail to pay any of the minimum amortization amounts (“Aggregate Penalty Amortization Amounts”) on the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes set forth in the table below when due (on a cumulative basis for each failure, if applicable), for each succeeding day until any unpaid Aggregate Penalty Amortization Amounts have been paid (in millions).

Date	Aggregate Penalty Amortization Amount
December 31, 2011	$ 70
June 30, 2012	$100
December 31, 2012	$300
June 30, 2013	$350
Final Maturity	Outstanding Balance

The following table sets forth the interest rates on our outstanding secured borrowing facilities as of June 30, 2010:

Facility	Interest Rate
Fixed rate private secured notes due December 2013	8.96%
Floating rate private secured loans due December 2013	8.50%
Fixed rate public secured notes due December 2013	8.96%
Floating rate public secured notes due December 2013	8.50%

Fees—We are required to pay an extension fee in an amount equal to 1% of the aggregate principal amount of the New Secured Debt outstanding on each of December 30, 2011 and December 31, 2012, payable on such date.

Security and Ranking—The New Secured Debt is a senior obligation of the company and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our existing and hereafter acquired unencumbered assets. The cost basis and fair value of the investment collateral securing the New Secured Debt consisted of the following as of June 30, 2010 (in millions):

	COST BASIS	FAIR VALUE
Senior debt	$1,024	$823
Subordinated debt	1,017	822
Preferred equity	1,547	1,061
Common equity	1,871	749
Equity warrants	92	67
Structured Products	645	147

Total Investment Collateral	$6,196	$3,669

Investment Non-Collateral	2,243	2,025

Total Investments	$8,439	$5,694

Covenants—The financial covenants under the New Debt Agreements include (i) maintenance of a minimum ratio of adjusted operating cash flow to interest expense and (ii) a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. Additional covenants include (i) restrictions on the incurrence of certain additional debt, (ii) restrictions on acquisitions and investments, and (iii) restrictions on the payments of dividends and other distributions. However, we are permitted under the New Debt Agreements to pay dividends to the extent necessary in order to maintain our RIC status provided that such dividends are paid in additional shares of our common stock to the extent allowed by IRS Revenue Procedure 2010-12. There are no limitations in the New Debt Agreements on our payment of cash dividends provided that (i) we maintain an asset coverage ratio of at least 200% as required by the 1940 Act, (ii) we are in pro forma compliance with all financial covenants under the New Debt Agreements, (iii) there are no defaults outstanding under the New Debt Agreements, and (iv) the aggregate principal amount of the New Secured Debt outstanding is less than or equal to $1.4 billion.

Securitizations

As of June 30, 2010, we were in compliance with all of the covenants for our asset securitizations. Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan, as defined in each indenture, all interest and principal collections that would be applied to the subordinated notes retained by us are paid sequentially to pay down the principal of the notes that are generally held by third party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of June 30, 2010, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. Our asset securitizations are secured by portfolio investments and assets with a fair value of approximately $2.2 billion as of June 30, 2010.

Derivative Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue derivative financial instruments for speculative purposes. All interest rate and foreign currency swap agreements are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of the interest rate swap agreements is based on the estimated net present value of the future cash flows using the forward interest rate yield curve in effect at the end of the period, adjusted for the nonperformance risk of us and our counterparties.

We have interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. We also may enter into interest rate swaption agreements where, if exercised, we pay a floating rate based on LIBOR and receive a fixed rate. The fair value of our interest rate and foreign currency swap agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

As of June 30, 2010, we have derivative agreements, primarily interest rate swap agreements, that have a net fair value liability of $117 million. Certain of our interest rate swap agreements allow the counterparty to terminate the transactions under certain conditions. As of June 30, 2010, none of the counterparties had the right to terminate the agreements.

Equity Capital

As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without either shareholder approval or providing all shareholders a right to participate in the issuance of stock below NAV. As of June 30, 2010, our NAV per share was $9.15 per share and our closing market price was $4.82 per share. On February 12, 2010, our shareholders approved a proposal to authorize us to sell shares of our common stock at prices below the NAV per share in one or more offerings subject to certain limitations, including the prior approval of our Board of Directors. The authorization is effective for a twelve month period expiring on February 12, 2011 and the number of shares that may be issued below NAV per share is limited to 58,324,930 shares of common stock, which was 20% of the number of shares outstanding as of the record date for the shareholder vote of the proposal, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations.

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

Future Distribution Requirements

If we qualify as a RIC and annually distribute to our shareholders in a timely manner at least 90% of our investment company taxable ordinary income, we will not be subject to federal income tax on the portion of our taxable ordinary income and long-term capital gains we distribute to our shareholders. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have a tax fiscal year that ends on September 30. We intend to continue to distribute sufficient dividends to eliminate our taxable income. However, we may elect to not distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to federal income tax on such undistributed amounts. For our tax year ended September 30, 2009, we do not have any remaining undistributed ordinary taxable income.

For any tax years ending on or before December 31, 2011, we can fulfill our distribution requirements by distributing up to 90% of a declared dividend in the form of our common stock. In order to utilize this option, we must allow each shareholder to elect to receive his or her entire distribution in either cash or our stock subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

Commitments

As of June 30, 2010, we had commitments under loan and financing agreements to fund up to $187 million to 38 portfolio companies, with $15 million of the commitments related to undrawn revolving credit facilities for European Capital (see Note 11 to our consolidated interim financial statements in this Form 10-Q). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of June 30, 2010, loans on non-accrual status for 32 portfolio companies had a cost basis of $686 million and had a fair value of $308 million.

As of June 30, 2010 and December 31, 2009, current loans, past due loans and loans on non-accrual status were as follows (dollars in millions):

	June 30, 2010	December 31, 2009
Current	$3,416	$3,572

0 - 30 days past due	—	38
31 - 60 days past due	—	—
61 - 90 days past due	31	—
Greater than 90 days past due	26	50

Total past due loans at cost	57	88
Non-accruing loans at cost	686	811

Total loans at cost	$4,159	$4,471

Non-accruing loans at fair value	$308	$290

Total loans at fair value	$3,625	$3,729

Non-accruing loans at cost as a percent of total loans at cost	16.5%	18.1%

Non-accruing loans at fair value as a percent of total loans at fair value	8.5%	7.8%

We believe that debt service collection is probable for our loans that are past due.

Non-accruing loans at cost decreased from December 31, 2009 to June 30, 2010 primarily due to loan write-offs, exits, improved portfolio company performance and recapitalizations.

During the second quarter of 2010, no portfolio companies were recapitalized that involved exchanging our loans for equity securities. During the first quarter of 2010, three portfolio companies were recapitalized that included exchanging our loans for preferred or common equity securities that had a cost basis of $77 million and a fair value of $6 million.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2001 static pool consists of the investments made from the time of our initial public offering (“IPO”) through the year ended December 31, 2000. The following table contains a summary of portfolio statistics as of and for the period ended June 30, 2010:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited)	Pre-2001	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	Pre-2001 - 2010 Aggregate	2005 - 2010 Aggregate
IRR at Fair Value of All Investments(2)	8.0%	18.1%	8.1%	20.3%	13.3%	5.5%	8.3%	-9.5%	0.9%	—	—	5.4%	0.8%
IRR of Exited Investments(5)	8.6%	20.3%	9.1%	23.4%	17.1%	21.7%	9.8%	-9.6%	-74.9%	—	—	11.7%	8.4%
IRR at Fair Value of Equity Investments Only(2)(3)(4)	5.9%	46.9%	11.5%	27.2%	27.5%	-4.0%	13.8%	-16.4%	-1.3%	—	—	3.8%	-2.6%
IRR of Exited Equity Investments Only(3)(4)(5)	8.4%	48.8%	18.3%	32.2%	43.0%	47.2%	18.7%	8.1%	69.0%	—	—	26.4%	27.9%
Original Investments and Commitments	$1,065	$376	$962	$1,436	$2,266	$4,642	$5,181	$7,369	$1,021	$—	$—	$24,318	$18,213
Total Exits and Prepayments of Original Investments and Commitments	$998	$353	$757	$1,083	$1,831	$2,253	$3,297	$3,542	$55	$—	$—	$14,169	$9,147
Total Interest, Dividends and Fees Collected	$404	$147	$327	$404	$618	$991	$936	$939	$213	$—	$—	$4,979	$3,079
Total Net Realized (Loss) Gain on Investments	$(128)	$(4)	$(90)	$142	$26	$280	$(93)	$(651)	$(50)	$—	$—	$(568)	$(514)
Current Cost of Investments	$79	$23	$200	$336	$463	$2,110	$1,539	$2,892	$797	$—	$—	$8,439	$7,338
Current Fair Value of Investments	$23	$2	$142	$399	$351	$1,196	$1,312	$1,639	$630	$—	$—	$5,694	$4,777
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.4%	0.0%	2.5%	7.0%	6.2%	21.0%	23.0%	28.8%	11.1%	—	—	100.0%	83.9%
Net Unrealized Appreciation (Depreciation)	$(56)	$(21)	$(58)	$63	$(112)	$(914)	$(227)	$(1,253)	$(167)	$—	$—	$(2,745)	$(2,561)
Non-Accruing Loans at Cost	$19	$14	$27	$—	$31	$59	$135	$377	$24	$—	$—	$686	$595
Non-Accruing Loans at Fair Value	$21	$2	$18	$—	$8	$49	$72	$114	$24	$—	$—	$308	$259
Equity Interest at Fair Value(3)	$—	$—	$5	$168	$75	$684	$492	$331	$166	$—	$—	$1,921	$1,673
Debt to EBITDA(6)(7)(8)	8.0	NM	7.7	3.8	5.9	5.3	5.4	6.8	6.0	—	—	5.9	6.0
Interest Coverage(6)(8)	1.9	NM	1.0	3.1	2.2	2.8	2.3	2.3	1.6	—	—	2.3	2.3
Debt Service Coverage(6)(8)	1.9	NM	0.8	2.9	1.7	1.8	1.9	1.9	1.4	—	—	1.9	1.8
Average Age of Companies(8)	40 yrs	25 yrs	53 yrs	40 yrs	45 yrs	29 yrs	31 yrs	29 yrs	25 yrs	—	—	32 yrs	29 yrs
Diluted Ownership Percentage(3)	63%	86%	37%	52%	45%	63%	46%	42%	36%	—	—	47%	47%
Average Sales(8)(9)	$44	$7	$49	$197	$98	$104	$127	$236	$100	$—	$—	$156	$162
Average EBITDA(8)(10)	$4	$—	$9	$41	$25	$21	$32	$41	$28	$—	$—	$32	$33
Average EBITDA Margin	9.1%	—	18.4%	20.8%	25.5%	20.2%	25.2%	17.4%	28.0%	—	—	20.5%	20.4%
Total Sales(8)(9)	$73	$291	$169	$1,303	$833	$1,315	$5,287	$8,145	$1,221	$—	$—	$18,637	$15,968
Total EBITDA(8)(10)	$7	$4	$19	$192	$169	$245	$701	$1,567	$244	$—	$—	$3,148	$2,757
% of Senior Loans(8)(11)	77%	21%	56%	61%	40%	32%	39%	62%	26%	—	—	47%	46%
% of Loans with Lien(8)(11)	100%	68%	100%	100%	90%	91%	92%	92%	60%	—	—	90%	88%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment.
(2)	Assumes investments are exited at current fair value.
(3)	Excludes investments in Structured Products.
(4)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(5)	Includes exited securities of existing portfolio companies.
(6)	These amounts do not include investments in which we own only equity.
(7)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(8)	Excludes investments in Structured Products, managed funds and American Capital, LLC.
(9)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(10)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(11)	As a percentage of our debt investments.

FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have greater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value, and a change in estimate could affect our net asset value; (iv) our investments in securities of privately-held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to fund our business; (vii) our ability to retain key management personnel; (viii) a continued economic downturn or recession could further impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless immediately after a debt issuance we maintain an asset coverage of at least 200%, or equal to or greater than our asset coverage prior to such issuance, which may affect returns to our shareholder; (xii) we may fail to continue to qualify for our pass-through treatment as a RIC, which could have an affect on shareholder return; (xiii) our common stock price may be volatile;; and (xiv) general business and economic conditions and other risk factors described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that there have been no material changes in these market risks since December 31, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1943, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the second quarter of 2010.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and certain of our executive officers are defendants in a purported class action lawsuit in the United States District Court for the District of Maryland styled as Klugmann v. American Capital, Ltd., et al. The lawsuit was filed on behalf of the purchasers of our common stock between October 31, 2007 and November 7, 2008, and alleges violations of Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 promulgated thereunder, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and in the case of the individual defendants, the control person provisions of the Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants made incorrect statements related to our dividend policy and our revision of that policy to suspend dividends for the fourth quarter of 2008. The complaint seeks unspecified damages, costs and expenses. On June 14, 2010, the court denied the defendants’ motion to dismiss the matter, without prejudice. We intend to contest the matter vigorously.

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10-Q, including our interim financial statements and the related notes thereto before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment. The description below includes any material changes to, and supersedes the description of, the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Risks Related to Our Business and Structure

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

Our business has significant capital requirements and may be adversely affected by a prolonged inability to access the capital markets or to sell assets

Our business requires a substantial amount of capital to operate. We historically have financed our operations, including the funding of new investments, through cash generated by our operating activities, secured and unsecured borrowings, the sale of investments, the sale of debt by special purpose affiliates to which we have contributed loan assets originated by us, and the sale of our equity. Our ability to continue to rely on such sources or other sources of capital is affected by restrictions in the 1940 Act and in certain of our debt agreements relating to the incurrence of additional indebtedness and the changes in the capital markets from the financial crisis. It is also affected by legal, structural and other factors. There can be no assurance that we will be able to access the funds necessary for our liquidity requirements.

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

There is uncertainty regarding the value of our portfolio investments

A substantial portion of our portfolio investments are not publicly traded. As required by law, we fair value these investments in accordance with the 1940 Act and ASC 820 based on a determination made in good faith by our Board of Directors. Due to the uncertainty inherent in valuing investments that are not publicly traded, as set forth in our consolidated financial statements, our determinations of fair value may differ materially from the values that would exist if a ready market for these investments existed. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of income recognition. Thus, our NAV could be materially affected in the event of any changes in applicable law or accounting pronouncements governing how we currently fair value assets, or if our determinations regarding the fair value of our investments are materially different from the values that would exist if a ready market existed for these securities.

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

A change in interest rates may adversely affect our profitability

Because we have funded a portion of our investments with borrowings, our net increase in assets from operations is affected by the spread between the rate at which we have invested and the rate at which we borrowed. We have attempted to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We have entered into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under ASC Topic 815, Derivatives and Hedging (“ASC 815”).

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

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business

We and our portfolio companies are subject to regulation by laws at the local, state, federal and foreign level, including with respect to securities laws, tax and accounting standards. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations or the failure to comply with these laws or regulations could have a material adverse impact on our business. Certain of these laws and regulations pertain specifically to RICs or BDCs.

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

Risks Related to Liquidity and Capital Resources

Our secured borrowing arrangements impose significant limitations on us

New Secured Debt. As of June 30, 2010, we had $277 million of floating rate secured loans under our term facility with Citicorp North America, Inc., as administrative agent (the “Credit Facility”), and $1,030 million of fixed and floating rate secured notes, issued under an indenture with Wilmington Trust FSB, as trustee (collectively, the “New Secured Debt”). Certain tranches of the secured notes are call-protected and except under certain circumstances, may only be redeemed by us prior to August 1, 2012 with a penalty. The remaining secured loans and notes have scheduled amortization and are subject to mandatory redemptions with proceeds from new debt and equity issuances, realized proceeds and excess cash flow. As a result, our ability to utilize our excess cash flow, investment sale proceeds or capital raising proceeds for reinvestment purposes is limited.

Our New Secured Debt imposes additional covenants upon us, including a limitation on our ability to enter into new debt financing, pay cash dividends, dispose of assets and fund new investments. In addition, we will have to maintain the following financial covenants: a minimum ratio of operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt. There can be no assurance that we will be able to maintain in compliance with any such covenants and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Securitized Debt. As of June 30, 2010, we also had $1.6 billion outstanding under secured private term debt (“Term Debt Notes”) issued by our consolidated trusts to institutional investors. Each of these borrowing arrangements is further described below. These securities contain customary default provisions, as well as the following default provisions: a failure on our part, as the originator of the loans securing the Term Debt Notes or as the servicer of these loans, to make any payment or deposit required under related agreements within two business days after the date the payment or deposit is required to be made, or if we alter or amend our credit and collection policy in a manner that could have a material adverse effect on the holders of the Term Debt Notes or the voluntary or involuntary commencement of a case against us under Title eleven of the United States Code.

As a BDC, the 1940 Act generally limits our ability to issue Senior Securities if our asset coverage ratio does not exceed 200% immediately after each issuance of Senior Securities or remain equal to or greater than our asset coverage prior to such issuance.

As a BDC, the 1940 Act generally limits our ability to issue Senior Securities if our asset coverage ratio does not exceed 200% immediately after each issuance of Senior Securities or remain equal to or greater than our asset coverage prior to such issuance. Asset coverage ratio is defined in the 1940 Act as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. From December 31, 2008 through March 31, 2010, our asset coverage ratio was less than 200%, and we were prohibited from issuing any additional Senior Securities other than for the purpose of immediately repaying existing debt, until our asset coverage ratio exceeded 200%, except for temporary borrowings that are repaid within 60 days and, limited to no more than 5% of our total assets. As of June 30, 2010, our asset coverage ratio was 206%. There are no assurances that we will be able to remain in compliance with this requirement. Thus, our access to funding to operate our business may be prohibited again in the future, and may have a material adverse affect on our business operations.

As a BDC, the 1940 Act generally limits our ability to issue equity below our NAV per share

Because we are subject to regulatory restrictions on the amount of debt we can issue, we are dependent on the issuance of equity as a financing source. As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without shareholder approval. Earlier this year, we received shareholder approval to sell a limited number of shares of our common stock at prices below our NAV per share in one or more offerings subject to certain conditions, including the prior approval of our Board of Directors. We subsequently sold almost all of such shares in a public offering, and only have shareholder authorization until February 12, 2011 to sell up to the remaining 24,930 shares at a price below our NAV per share. As of June 30, 2010, the closing price of our common stock was $4.82, which was significantly less than our NAV of $9.15 per share. If our common stock continues to trade at a discount to NAV, this regulatory restriction could adversely affect our financial condition by impairing our ability to raise additional equity capital, which could help reduce our borrowing costs and strengthen our balance sheet. In addition, even if we were to issue equity at a price below our NAV per share, it could result in a dilution in our NAV per share, which could result in a decline in the market price of our common stock.

Our interest rate swap agreements contain covenants that place limitations on us

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Certain of our interest rate swap agreements also contain an event of default that allows a counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. As of June 30, 2010, all of our existing interest rate swap agreements were secured by a first priority lien, subject to certain permitted liens, on substantially all of our non-securitized assets pari passu with our New Secured Debt. We are prohibited under the terms of our New Secured Debt from collateralizing any new hedging agreements entered into after June 28, 2010.

As of June 30, 2010, we were in compliance with the above covenants for our interest rate swap agreements. However, there are no assurances that we will be able to remain in compliance. In the event of a default under our interest rate swap agreements, if our counterparties elected to terminate their agreements with us, it could have a material adverse effect on our business, financial condition and results of operations.

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

We and certain of our executive officers are defendants in a purported class action lawsuit

We and certain of our executive officers were named as defendants in a purported class action lawsuit, filed on behalf of the purchasers of our common stock between October 31, 2007 and November 7, 2008. The complaint alleges certain securities law violations relating to the revision of our dividend policy to suspend dividends for the fourth quarter of 2008. The complaint seeks unspecified damages, costs and expenses. While we cannot predict the outcome with any certainty, we do not expect that it will materially affect our financial condition or results of operations. However, there can be no assurance whether this pending legal proceeding will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Risks Related to Our Investing and Financing Strategy

We have and may incur additional debt that could increase your investment risks

We or our consolidated affiliates borrow money or issue debt securities to provide us with additional funds to invest. Our lenders have fixed dollar claims on our assets or the assets of our consolidated affiliates that are senior to the claims of our shareholders and, thus, our lenders have preference over our shareholders with respect to these assets. In particular, the assets that our consolidated affiliates have pledged to lenders under the Term Debt Notes were sold or contributed to separate affiliated statutory trusts prior to such pledge. While we own a beneficial interest in these trusts, these assets are the property of the respective trusts, available to satisfy the debts of the trusts, and would only become available for distribution to our shareholders to the extent specifically permitted under the agreements governing those Term Debt Notes. See “Risk Factors—Our secured borrowing arrangements impose certain limitations on us.” Additionally, we have granted a security interest in substantially all of our other assets to the holders of our New Secured Debt.

The following table is designed to illustrate the effect on returns to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate of 6.2% for the twelve months ended June 30, 2010, and assuming hypothetical annual returns on our portfolio of minus 15% to plus 15%. As can be seen, leverage generally increases the return to shareholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.0%	-10.0%	-5.0%	—	5.0%	10.0%	15.0%
Corresponding Return to Common Shareholders(2)	-21.7%	-11.7%	-1.7%	8.3%	18.2%	28.2%	38.2%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense accrued during the period is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of the beginning of the period to determine the “Corresponding Return to Common Shareholders.”

Although borrowing money for investment increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a sharper impact on our NAV if we borrow money to make investments. Our ability to pay dividends could also be adversely impacted. In addition, our ability to pay dividends or incur additional indebtedness is restricted if our asset coverage is not equal to at least twice our indebtedness and also by the terms of the New Secured Debt.

We currently have a non-investment grade corporate credit rating and we could experience further downgrades

As of June 30, 2010, our corporate credit rating was B2, B- and B+ by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively, which represents a downgrade from Baa3, BBB and BBB, respectively, as of December 31, 2008. Any rating below BBB or Baa2 is considered non-investment grade. If these credit ratings were to not improve or even be further downgraded, our ability to refinance or raise additional debt, particularly at attractive rates, could be negatively impacted. Any of these occurrences could have a material effect on our business, financial condition and results of operations.

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

We have limitations on our ability to obtain liquidity by selling our investments at prices lower than our current fair values

We may need to generate liquidity in our portfolio in order to meet principal amortization payments under the terms of certain of our indebtedness, including our New Secured Debt and remaining unsecured public notes. We may also need to generate liquidity to meet our current operating and financing costs or to fund any cash dividend to our shareholders to maintain our qualification as a RIC. In order to generate current liquidity, we may need to sell our debt and/or equity investments at prices lower than our current fair values or at prices lower than we could realize in future periods if we were to continue to hold the investments. We are prohibited though under the terms of our New Secured Debt from selling our portfolio investments below their fair market values. Thus, there can be no assurances that we will be able to sell assets in our portfolio to generate sufficient liquidity when necessary.

We may not realize gains from our equity investments

We invest in equity interests with the goal to realize gains from the disposition of the interests. Certain of our equity interests may not appreciate in value and, in fact, have depreciated in value. Accordingly, we may not be able to realize gains from our equity interests.

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

The trading market or market value of our publicly issued debt securities may fluctuate

Our publicly issued debt securities do not have an established trading market. There is no assurance that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. Additionally, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities including, but not limited to, the following:

•	future defaults under the securities;

•	our creditworthiness;

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest that are higher or lower than rates borne by the debt securities.

There may also be a limited number of buyers when an investor decides to sell its debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

If we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our BDC status

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Thus, we may be precluded from investing in potentially attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. In addition, there is a risk that this restriction could prevent us from making additional investments in our existing portfolio companies, which could cause our position to be diluted. We could also be forced to sell certain of our investments at to comply with the 1940 Act, which may result in us receiving significantly less than the current value of such investments.

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

Historically, we have declared a dividend every quarter since our IPO through the third quarter of 2008. However, we have not declared a dividend since the second quarter of 2009. There may be a risk that we will generate taxable income in future periods that is significantly lower than in prior periods or there may be a risk that we do not generate any taxable income in future periods, which could result in significantly reduced dividends, if any, in future periods as compared to historical levels. We had a net capital loss carryforward of $198 million for our tax year ending September 30, 2009, which may be carried forward for up to eight years. To the extent we generate future long-term taxable capital gains, our requirement to distribute those gains as dividends will be reduced by the amount of our net capital loss carryforward. We may also realize losses on certain of our debt and CMBS investments that could qualify as taxable ordinary losses under Section 166 or Section 1221 of the Code. As of June 30, 2010, our total debt and CMBS investment portfolio had accumulated net unrealized depreciation of $917 million. In future periods, we could realize losses on certain of these debt and CMBS investments that could qualify as taxable ordinary losses, which could significantly reduce our taxable ordinary income in future periods or could even result in us incurring a taxable ordinary loss in future periods. To the extent our taxable ordinary income is reduced from ordinary losses on the realization of our debt investments, the amount of our taxable ordinary income that we are required to distribute to our shareholders as dividends to maintain our qualification as a RIC or to eliminate our taxable income would be reduced.

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

As noted above, our ability to pay cash dividends is also restricted under certain circumstances under the terms of our New Secured Debt. We are permitted to pay cash dividends only: (i) to the extent required to maintain our status as a RIC and eliminate our taxable income so long as we pay a portion of such dividends in shares of our common stock to the maximum level permitted by applicable law, or (ii) if our asset coverage is at least 200% after giving effect to such cash dividends and we are not in default under the agreements and the aggregate principal amount of the New Secured Debt is equal to or less than $1.4 billion.

Future equity financings may be on terms adverse to shareholder interests

We have issued, and may issue in the future, equity capital to help fund our operations and to make investments. Our shareholders approved a proposal at a special meeting on February 12, 2010 that extended the authority we previously received in February 2009, allowing us to sell shares of common stock below NAV per share subject to certain limitations. We issued shares of common stock below our NAV per share in the first quarter of 2010 to certain institutional investors, and in the first quarter of 2009 in connection with our acquisition of those shares of European Capital that we did not own. If we issue any additional shares of common stock below our NAV per share, the interests of our existing shareholders may be further diluted.

The following table is designed to illustrate the dilutive effect on NAV per share if we issue additional shares of common stock below our NAV per share. The table below reflects NAV per share diluted for the issuance of 50,000,000 shares of common stock, at hypothetical sales prices of 5%, 10%, 15%, 20%, 25% and 50% below the June 30, 2010 NAV of $9.15 per share.

Assumed Sales price per share below NAV(1)	-50%	-25%	-20%	-15%	-10%	-5%
Diluted NAV per share	$8.57	$8.86	$8.92	$8.98	$9.04	$9.09
% Dilution	-6.4%	-3.2%	-2.6%	-1.9%	-1.3%	-0.6%

(1)	The assumed sales price per share is assumed to be net of any applicable underwriting commissions or discounts.

If we cannot meet NASDAQ’s continued listing requirements, NASDAQ may delist our common stock, which would have an adverse impact on the liquidity and market price of our common stock

Our common stock is currently listed on The NASDAQ Global Select Market. Under NASDAQ rules, a stock can be delisted and not allowed to trade on NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00 per share. Since the beginning of the financial markets crisis, we have and continue to experience significant volatility, including substantial decreases, in the price of our common stock. For the year ended December 31, 2009, the low closing price of our common stock as reported on The NASDAQ Global Select Market was $0.58 per share and the closing price on December 31, 2009 was $2.44 per share. As of June 30, 2010, our closing price was $4.82 per share. There is a risk that the share price of our common stock could decline further if the depressed state of the economy and credit and capital markets continue to impact our operations. There could then be a risk that the share price of our common stock could fall below the minimum listing requirement again, and thus be delisted from NASDAQ. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

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

•	changes in laws, regulatory policies, tax guidelines or financial accounting standards, particularly with respect to RICs or BDCs;

•	changes in our dividend policy and earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	decreases in our NAV per share;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

*3.1.	American Capital Strategies, Ltd. Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a. of the Registration Statement on Form N-2 (File No. 333-161421), filed August 19, 2009.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q dated August 11, 2008.

*4.3.	Indenture between American Capital, Ltd. and Wilmington Trust Company, as successor trustee, dated as of April 26, 2007, incorporated herein by reference to Exhibit 2.d.3. of the Registration Statement on Form N-2 (File No. 333-142398), filed on April 26, 2007.

4.4.	First Supplemental Indenture by and between American Capital, Ltd. and Wilmington Trust Company, as successor trustee, dated as of July 17, 2007.

4.6.	Second Supplemental Indenture between American Capital, Ltd. and Wilmington Trust Company, as Trustee, dated as of June 28, 2010.

4.7.	Indenture between American Capital, Ltd. and Wilmington Trust FSB, as Trustee, dated as of June 28, 2010.

4.8.	Senior Secured Non-Amortizing Call-Protected Adjustable Fixed Rate Dollar Unrestricted Global Note, No. B-1, CUSIP No. 02503YAF0, payable to Cede & Co., in the amount of $500,000,000.

4.9.	Senior Secured Non-Amortizing Call-Protected Adjustable Fixed Rate Dollar Unrestricted Global Note, No. B-2, CUSIP No. 02503YAF0, payable to Cede & Co., in the amount of $24,098,000.

4.10.	Senior Secured Non-Amortizing Call-Protected Floating Rate Dollar Unrestricted Global Note, No. C-1, CUSIP No. 02503YAE3, payable to Cede & Co., in the amount of $4,300,000.

4.11.	Senior Secured Amortizing Adjustable Fixed Rate Dollar Rule 144A Global Note, No. D-1, CUSIP No. 02503YAC7, payable to Cede & Co., in the amount of $500,000,000.

4.12.	Senior Secured Amortizing Adjustable Fixed Rate Dollar Rule 144A Global Note, No. D-2, CUSIP No. 02503YAC7, payable to Cede & Co., in the amount of $2,431,467.

4.13.	Series 6.85% Senior Notes Due 2012, No. 1, CUSIP No. 024937AA2, payable to Cede & Co., in the amount of $500,000,000.

4.14.	Series 6.85% Senior Notes Due 2012, No. 2, CUSIP No. 024937AA2, payable to Cede & Co., in the amount of $50,000,000.

*10.1.	Form of Subscription Agreement dated as of April 19, 2010, filed as Exhibit 10.1 to Form 8-K (file No. 814-00149) filed on April 22, 2010.

*10.2.	Letter Agreement, dated as of April 30, 2010, by and between American Capital, Ltd. and Wells Fargo Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to Form 8-K (File No. 814-00149), filed on May 3, 2010.

10.3.	Lock-Up Agreement, dated as of June 9, 2010, by and between American Capital, Ltd. and certain holders of the Company’s unsecured public 6.85% Senior Notes due August 1, 2012 (the “Public Notes”) who have represented that they own beneficially approximately 43% of the Public Notes.

10.4.	Amended and Restated Credit Agreement among American Capital, Ltd. as the Borrower, the lenders listed therein, and Wells Fargo Bank N.A., as the Administrative Agent, dated as of June 28, 2010.

10.5.	Collateral Trust and Intercreditor Agreement among American Capital, Ltd., Wells Fargo Bank, N.A., as Credit Agreement Representative, Wilmington Trust FSB, as Public Note Representative and U.S. Bank National Association, as Collateral Trustee, dated as of June 28, 2010.

10.6.	Security Agreement made by American Capital, Ltd. in favor of U.S. Bank National Association, as Collateral Trustee, dated as of June 28, 2010.

*10.7	Resignation and Successor Agent Agreement, dated as of July 19, 2010 with Citicorp North America, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 10.1 to Form 8-K (File No. 814-00149), filed on July 22, 2010.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Fully or partly previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Senior Vice President, Accounting

Date: August 6, 2010