Form 10-Q
period 2010-09-30
AMERICAN CAPITAL, LTD
filed 2010-11-05
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 1, 2010, was 341,259,564.

AMERICAN CAPITAL, LTD.

Item 1. Financial Statements

AMERICAN CAPITAL, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Investments at fair value (cost of $8,142 and $9,158, respectively)
Non-Control/Non-Affiliate investments (cost of $4,285 and $4,839, respectively)	$2,941	$3,036
Affiliate investments (cost of $293 and $251, respectively)	197	204
Control investments (cost of $3,564 and $4,068, respectively)	2,428	2,335

Total investments at fair value	5,566	5,575
Cash and cash equivalents	109	835
Restricted cash and cash equivalents	129	96
Interest receivable	36	38
Derivative agreements at fair value	4	1
Other	128	127

Total assets	$5,972	$6,672

Liabilities and Shareholders’ Equity
Debt ($172 and $2,666 due within one year, respectively)	$2,517	$4,142
Derivative agreements at fair value	130	102
Other	54	99

Total liabilities	2,701	4,343

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 351.8 and 292.9 issued and 341.0 and 280.9 outstanding, respectively	3	3
Capital in excess of par value	7,060	6,735
Distributions in excess of net realized earnings	(1,086)	(709)
Net unrealized depreciation of investments	(2,706)	(3,700)

Total shareholders’ equity	3,271	2,329

Total liabilities and shareholders’ equity	$5,972	$6,672

Net Asset Value Per Common Share	$9.59	$8.29

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Income
Interest and dividend income
Non-Control/Non-Affiliate investments	$65	$110	$232	$305
Affiliate investments	6	14	21	36
Control investments	54	52	160	141

Total interest and dividend income	125	176	413	482

Fee income
Non-Control/Non-Affiliate investments	5	9	13	17
Control investments	12	8	31	29

Total asset management and other fee income	17	17	44	46

Total operating income	142	193	457	528

Operating Expenses
Interest	36	85	149	197
Salaries, benefits and stock-based compensation	31	47	99	147
General and administrative	16	23	51	63
Debt refinancing costs	—	5	21	15

Total operating expenses	83	160	320	422

Net Operating Income Before Income Taxes	59	33	137	106
(Provision) benefit for income taxes	—	(1)	—	10

Net Operating Income	59	32	137	116

Net gain on extinguishment of debt	—	—	—	12

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	(38)	(27)	(308)	(96)
Affiliate investments	3	—	10	(5)
Control investments	(19)	(20)	(154)	(333)
Foreign currency transactions	—	—	(2)	(2)
Derivative and option agreements	(14)	(19)	(60)	(87)

Total net realized loss on investments	(68)	(66)	(514)	(523)

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	28	86	1,080	(750)
Foreign currency translation	141	57	(71)	54
Derivative and option agreements and other	(11)	(32)	(15)	74

Total net unrealized appreciation (depreciation) of investments	158	111	994	(622)

Total net gain, (loss), unrealized appreciation, (depreciation) on investments	90	45	480	(1,145)

Net Increase (Decrease) in Net Assets Resulting from Operations (“Net Earnings (Loss)”)	$149	$77	$617	$(1,017)

Net Operating Income Per Common Share
Basic	$0.17	$0.12	$0.43	$0.51
Diluted	$0.17	$0.11	$0.42	$0.51
Net Earnings (Loss) Per Common Share
Basic	$0.43	$0.30	$1.93	$(4.48)
Diluted	$0.43	$0.27	$1.91	$(4.48)
Weighted Average Shares of Common Stock Outstanding
Basic	343.5	256.5	319.6	226.9
Diluted	348.0	284.3	323.5	226.9
Dividends Declared Per Common Share	$—	$—	$—	$1.07

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in millions, except per share data)

	Nine Months Ended September 30,
	2010	2009
Operations
Net operating income	$137	$116
Net gain on extinguishment of debt	—	12
Net realized loss on investments	(514)	(523)
Net unrealized appreciation (depreciation) of investments	994	(622)

Net earnings (loss)	617	(1,017)

Shareholder Dividends
Common stock dividends from net operating income	—	(116)
Common stock dividends in excess of net operating income and net realized gain on investments	—	(115)

Net decrease in net assets resulting from shareholder dividends	—	(231)

Capital Share Transactions
Issuance of common stock	295	232
Stock-based compensation	30	52
Other	—	(1)

Net increase in net assets resulting from capital share transactions	325	283

Total increase (decrease) in net assets	942	(965)
Net assets at beginning of period	2,329	3,155

Net assets at end of period	$3,271	$2,190

Net asset value per common share	$9.59	$7.80

Common shares outstanding at end of period	341.0	280.6

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net earnings (loss)	$617	$(1,017)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net unrealized (appreciation) depreciation of investments	(994)	622
Net realized loss on investments	514	523
Net gain on extinguishment of debt	—	(12)
Accrued payment-in-kind interest and dividends on investments	(107)	(58)
Accrued payment-in-kind interest for make-whole payment on debt	—	22
Amortization of deferred finance costs, premiums and discounts	11	10
Depreciation of property and equipment	12	11
Stock-based compensation	30	52
Increase in interest receivable	(1)	(10)
(Increase) decrease in other assets	(5)	12
Decrease in other liabilities	(28)	(34)
Other	(2)	(1)

Net cash provided by operating activities	47	120

Investing Activities
Purchases of investments	(182)	(107)
Repayments from (fundings on) portfolio company revolving credit facility investments, net	40	(72)
Principal repayments on debt investments	566	262
Proceeds from loan syndications and loan sales	40	107
Collection of payment-in-kind notes and dividends and accreted loan discounts	44	32
Proceeds from sales of equity investments	169	266
Interest rate derivative periodic interest payments, net	(46)	(40)
Termination of European Capital Limited put option agreement	—	(65)
Other	(18)	(12)

Net cash provided by investing activities	613	371

Financing Activities
Payments on unsecured borrowings	(1,230)	—
Payments on notes payable from asset securitizations	(393)	(151)
Increase in deferred financing costs	(26)	—
Issuance of common stock	295	—
Increase in debt service escrows	(32)	(61)
Dividends paid	—	(24)
Other	—	(19)

Net cash used in financing activities	(1,386)	(255)

Net (decrease) increase in cash and cash equivalents	(726)	236
Cash and cash equivalents at beginning of period	835	209

Cash and cash equivalents at end of period	$109	$445

Non-cash Investing and Financing Activities
Debt investment received from the sale of equity investments	$33	$—
Issuance of common stock in conjunction with acquisition of European Capital Limited	$—	$25
Issuance of common stock in conjunction with shareholder distribution	$—	$207

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

(in millions, except per share data)

	Nine Months Ended September 30,
	2010	2009
Per Share Data
Net asset value at beginning of the period	$8.29	$15.41

Net operating income(1)	0.43	0.51
Net gain on extinguishment of debt(1)	—	0.05
Net realized loss on investments(1)	(1.61)	(2.30)
Net unrealized appreciation (depreciation) on investments(1)	3.11	(2.74)

Net earnings (loss)(1)	1.93	(4.48)
Issuance of common stock(2)	(0.57)	(0.70)
Shareholder dividends	—	(1.07)
Other, net(3)	(0.06)	(1.36)

Net asset value at end of period	$9.59	$7.80

Ratio/Supplemental Data
Per share market value at end of period	$5.81	$3.23
Total investment return(4)	138.11%	32.82%
Shares outstanding at end of period	341.0	280.6
Net assets at end of period	$3,271	$2,190
Average net assets(5)	$2,810	$2,472
Average debt outstanding(6)	$3,575	$4,343
Average debt outstanding per common share(1)	$11.19	$19.14
Ratio of operating expenses to average net assets(7)	15.23%	22.82%
Ratio of operating expenses, net of interest expense, to average net assets(7)	8.14%	12.17%
Ratio of interest expense to average net assets(7)	7.09%	10.65%
Ratio of net operating income to average net assets(7)	6.52%	6.27%

(1)	Weighted average basic per share data.
(2)	For the nine months ended September 30, 2009, represents the issuance of common stock in conjunction with the acquisition of European Capital Limited (“European Capital”).
(3)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the issuance of common stock through a shareholder distribution, the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the purchase of treasury stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	Total investment return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan.
(5)	Based on the quarterly average of net assets as of the beginning and end of each period presented.
(6)	Based on a daily weighted average balance of debt outstanding during the period.
(7)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value

NON-CONTROL / NON-AFFILIATE INVESTMENTS
AFA Investment Inc.	Food Products	Senior Debt	12.5%	2/15		$5.1	$4.3	$3.7
Affordable Care Holding Corp.	Health Care Providers & Services	Subordinated Debt(7)	15.0%	11/13-11/14		68.1	67.5	68.2
		Convertible Preferred Stock(7)			70,752		96.6	109.4
		Common Stock(1)(7)			17,687,156		17.7	20.9
							181.8	198.5
Algoma Holding Company	Building Products	Subordinated Debt(7)	14.1%	9/13		15.5	15.5	15.2
American Acquisition, LLC	Capital Markets	Senior Debt(7)	13.9%	12/12		17.5	17.3	16.0
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.6	14.6
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.2	17.1	17.2
		Subordinated Debt(7)	18.6%	1/15		25.4	25.2	25.4
		Convertible Preferred Stock(1)(7)			148,742		24.3	17.4
		Common Stock(1)(7)			7,829		1.3	—
							67.9	60.0
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.4
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Berry-Hill Galleries, Inc.	Distributors	Senior Debt(7)	13.8%	12/10		8.4	8.4	8.0
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest					2.5	2.5
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.2%	9/14		30.0	29.8	22.4
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	5.5%	10/13		15.0	15.0	13.5
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	1/13		50.2	50.0	50.2
		Subordinated Debt(7)	15.0%	1/15-1/16		55.8	55.4	55.8
		Redeemable Preferred Stock(7)			15,000		20.1	20.2
		Convertible Preferred Stock(1)(7)			926,800		92.7	81.1
		Common Stock(1)(7)			194,200		19.4	—
							237.6	207.3
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.5%	3/12-4/13		53.1	52.8	51.6
		Common Stock(1)			583		0.6	0.8
							53.4	52.4
Contec, LLC	Household Durables	Subordinated Debt(7)	14.0%	9/15-9/16		135.0	133.9	123.4
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.1%	2/14		20.5	20.5	14.8
DelStar, Inc.	Building Products	Subordinated Debt(7)	14.0%	12/12		19.4	19.3	19.4
		Redeemable Preferred Stock(7)			26,613		21.5	38.4
		Convertible Preferred Stock(7)			29,569		3.6	3.6
		Common Stock Warrants(1)(7)			89,020		16.9	5.8
							61.3	67.2
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.7%	11/13-11/15		41.4	41.1	41.4
		Subordinated Debt(6)(7)	3.8%	11/16		28.2	25.6	9.5
		Convertible Preferred Stock(1)(7)			389,759		40.5	—
		Common Stock(1)(7)			97,440		10.1	—
							117.3	50.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.4	1.4
		Common Units(1)			3,830,068		0.7	3.0
							2.1	4.4
FAMS Acquisition, Inc.	Diversified Financial Services	Subordinated Debt(7)	14.0%	11/13		14.9	14.8	14.9
		Subordinated Debt(6)(7)	15.5%	11/14		15.7	11.8	2.3
		Redeemable Preferred Stock(1)(7)			919		0.9	—
		Convertible Preferred Stock(1)(7)			861,364		20.9	—
							48.4	17.2
FCC Holdings, LLC	Commercial Banks	Subordinated Debt(7)	15.1%	12/12		50.0	49.8	49.8
Ford Motor Company(2)	Automobiles	Senior Debt(7)	3.0%	12/13		7.9	7.7	7.7
FPI Holding Corporation	Food Products	Senior Debt(7)	8.5%	11/10-5/13		19.9	19.8	18.7
		Senior Debt(6)(7)	15.8%	6/14-6/15		18.5	13.4	0.9
		Subordinated Debt(6)(7)	21.6%	6/15-5/16		28.1	17.3	—
		Redeemable Preferred Stock(1)(7)			4,469		39.1	—
		Convertible Preferred Stock(1)(7)			21,715		23.3	—
		Common Stock(1)(7)			5,429		5.8	—
							118.7	19.6
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.5	3.2	1.8
Hoppy Holdings, Corp.	Auto Components	Subordinated Debt(7)	15.1%	7/12		40.1	40.0	40.6
		Redeemable Preferred Stock(7)			2,915		7.8	7.8
							47.8	48.4
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		41.5	41.2	41.6
Intergraph Corporation	Software	Senior Debt(7)	10.3%	12/14		3.0	3.0	2.8
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	13.7
Jones Stephens Corp.(8)	Building Products	Subordinated Debt(6)(7)	13.0%	9/13		11.7	11.1	—
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)(7)	5.3%	12/14		22.5	18.9	15.2
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt(7)	8.0%	8/13-8/14		3.2	3.0	3.0
		Subordinated Debt(7)	14.0%	8/15-8/16		45.2	44.9	39.9
							47.9	42.9
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		15.4	15.1	14.0
		Warrant(1)			12.5%		0.9	3.5
							16.0	17.5
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	5.8%	1/15		28.5	28.5	28.1
LN Acquisition Corp.	Machinery	Senior Debt(7)	6.0%	1/15		21.5	21.6	17.2
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.4%	7/11-11/11		127.4	127.2	128.2
		Subordinated Debt(7)	13.9%	7/11-5/12		54.5	54.2	54.5
		Convertible Preferred Stock(7)			435,724		59.5	98.5
		Common Stock(1)(7)			208,276		2.8	3.2
		Common Stock Warrants(1)(7)			222,156		18.6	27.9
							262.3	312.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.6%	3/15		5.0	5.0	3.3
National Processing Company Group, Inc.	IT Services	Senior Debt(7)	10.8%	9/14		53.0	52.8	52.6
NBD Holdings Corp.	Diversified Financial Services	Subordinated Debt(7)	14.0%	8/13		47.7	47.4	48.3
		Convertible Preferred Stock(1)			84,174		8.7	7.8
		Common Stock(1)			633,408		0.1	—
							56.2	56.1
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		4.1	4.1	3.5
Nivel Holdings, LLC	Distributors	Senior Debt(7)	11.2%	10/12-10/13		58.9	58.5	58.9
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	4.3%	4/13		109.4	102.2	89.6
		Senior Debt(6)(7)	9.8%	4/14		282.6	197.8	—
		Subordinated Debt(6)(7)	9.8%	4/14		71.6	49.9	—
							349.9	89.6
Orion Foundry, Inc.(3)	Internet Software & Services	Senior Debt(7)	9.0%	6/14		27.7	26.1	26.1
Pan Am International Flight Academy, Inc.	Professional Services	Subordinated Debt(6)(7)	18.0%	7/13		38.4	32.1	35.0
		Convertible Preferred Stock(1)(7)			14,938		14.9	—
							47.0	35.0
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.3%	7/13		3.6	3.4	3.2
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)(7)			173,060		6.4	—
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	13.0%	12/13		24.4	24.4	24.7
		Subordinated Debt(7)	18.0%	12/13		22.5	22.5	22.6
		Common Stock Warrants(1)(7)			5,000,000		—	6.8
							46.9	54.1
Qioptiq S.A.R.L.(3)	Electronic Equipment, Instruments & Components	Subordinated Debt(7)	10.0%	3/18		32.2	32.0	31.7
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	6.6%	12/13-12/14		22.7	22.4	18.7
RDR Holdings, Inc.	Household Durables	Subordinated Debt(7)	16.2%	10/14-11/15		104.3	103.6	104.3
		Convertible Preferred Stock(1)(7)			1,541		154.2	24.7
		Common Stock(1)(7)			15,414		1.5	—
							259.3	129.0
Roark—Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	0.6
Scanner Holdings Corporation	Computers & Peripherals	Subordinated Debt(7)	14.0%	6/14		17.3	17.2	17.3
		Convertible Preferred Stock(1)(7)			77,640,000		7.8	17.1
		Common Stock(1)(7)			78,242		0.1	—
							25.1	34.4
Seroyal Holdings, L.P.(3)	Pharmaceuticals	Redeemable Preferred Units			32,462		0.8	1.1
		Partnership Units(1)			95,280		0.8	1.5
		Common Stock Warrants(1)			41,661		0.1	0.5
							1.7	3.1
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.7%	8/13-8/14		40.6	40.3	39.3
		Subordinated Debt(7)	15.5%	8/15-8/16		39.9	39.6	35.6
		Subordinated Debt(6)(7)	17.5%	8/17		27.1	18.7	21.4
							98.6	96.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		57.9	57.5	57.9
		Subordinated Debt(7)	15.3%	6/15-6/16		52.9	52.4	52.9
		Convertible Preferred Stock(1)(7)			84,043		40.8	27.2
							150.7	138.0
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	7.1%	8/14		36.4	36.2	29.2
		Senior Debt(6)(7)	7.8%	8/14		12.1	11.5	5.6
							47.7	34.8
T&H Group Inc.	Insurance	Redeemable Preferred Stock			376		0.5	0.5
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	8.3%	5/13		82.0	81.4	61.1
		Subordinated Debt(6)(7)	17.5%	10/13		57.9	41.5	43.9
							122.9	105.0
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.6	42.1
triVIN Holdings, Inc.	IT Services	Subordinated Debt(7)	15.0%	6/14-6/15		20.8	20.7	20.8
		Convertible Preferred Stock(7)			247,000,000		32.3	32.3
		Common Stock(1)(7)			6,319,923		6.3	3.7
							59.3	56.8
Tyden Cayman Holdings Corp.(3)	Electronic Equipment, Instruments & Components	Common Stock(1)			3,218,667		3.8	4.3
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13-9/14		3.9	3.9	3.9
		Subordinated Debt(7)	14.6%	7/14-9/15		94.0	93.5	92.2
		Convertible Preferred Stock(1)(7)			2,008,575		210.0	50.3
		Common Stock(1)(7)			502,144		49.9	—
							357.3	146.4
WWC Acquisitions, Inc.	Professional Services	Senior Debt(7)	7.0%	12/11-12/13		34.0	33.7	30.4

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	2/17-2/18		$12.4	$4.7	$0.8
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	4/17		14.0	8.7	—
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	12/17		14.8	10.4	0.8
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.6%	7/17		112.5	67.8	8.8
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.2%	10/17		11.1	8.2	0.3
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.1%	11/37-12/37		12.8	6.4	—
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.8%	8/17		20.8	12.7	2.2
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	12/19		24.8	21.9	—
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	7/17		7.0	4.1	—

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.6%	7/17		87.2	55.6	0.2
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	8/17		36.6	22.8	2.8
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.2%	7/23-7/24		19.4	7.6	0.3
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.8%	4/17		9.8	3.2	0.5
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.0%	8/17		32.8	19.5	0.8
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.8%	5/17		20.0	11.9	1.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	10/17		85.1	56.5	4.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.3%	10/17-9/24		96.2	42.2	4.5
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	11/16		5.0	3.2	—
CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes(7)				$8.5	$8.4	$4.3
		Subordinated Notes(7)				25.9	19.4	15.0
							27.8	19.3
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes(7)				20.0	18.1	7.7
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares(7)			6,241		4.7	1.6
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities(7)			13,796		6.0	5.8
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes(7)				15.0	12.9	10.7
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes(7)				2.0	1.6	1.0
Cent CDO 12 Limited	Diversified Financial Services	Income Notes(7)				26.4	19.0	15.2
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes(7)				5.0	2.8	2.7
Champlain CLO	Diversified Financial Services	Preferred Securities(7)			1,000,000		0.8	0.5
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)(7)			360		6.7	0.7
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares(7)			34,170,000		23.5	7.8
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities(7)			3,089,177		3.1	0.6
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes(7)				15.0	13.5	4.8
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities(7)			5,750,000		2.4	2.1

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Flagship CLO V	Diversified Financial Services	Deferrable Notes(7)				1.7	1.3	0.9
		Subordinated Securities(7)			15,000		11.1	6.9
							12.4	7.8
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes(1)(7)				4.0	2.1	0.6
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes(7)				6.7	7.6	1.6
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes(7)				9.0	6.5	4.9
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes(7)				7.0	6.5	4.1
Mayport CLO Ltd.	Diversified Financial Services	Income Notes(7)				14.0	12.0	6.2
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities(7)			10,000		6.9	5.1
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities(7)			5,000,000		1.8	1.4
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes(7)				14.0	15.0	2.2
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities(7)			20,000,000		15.1	8.7
Subtotal Non-Control / Non-Affiliate Investments (53% of total investments at fair value)							$4,284.5	$2,940.9

AFFILIATE INVESTMENTS
American Capital Agency Corp(2)	Real Estate	Common Stock(7)			2,500,100		$50.0	$66.4
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$6.6	6.6	6.1
		Redeemable Preferred Stock(1)(7)			859		1.6	0.8
		Common Stock(1)(7)			3,061		5.0	—
							13.2	6.9
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.4%	3/12-3/15		13.2	13.2	11.8
		Common Stock(1)(7)			110,365		11.8	9.4
							25.0	21.2
Egenera, Inc.	Computers & Peripherals	Subordinated Debt(6)	15.0%	12/10		4.3	3.2	1.4
		Common Stock(1)(7)			8,569,905		25.4	—
							28.6	1.4
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)(7)			5,592,367		8.9	10.3
IEE Holding 1 S.A.(3)	Auto Components	Common Stock(1)			250,000		4.5	—
IS Holdings I, Inc.	Software	Redeemable Preferred Stock(7)			1,297		1.9	1.9
		Common Stock(1)(7)			1,165,930		—	9.0
							1.9	10.9
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		23.4	18.4	13.7
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)(7)			4,213		2.7	3.8
Qualitor Component Holdings, LLC	Auto Components	Subordinated Debt(7)	17.1%	7/13		38.8	38.6	38.7
		Redeemable Preferred Units(1)			3,150,000		3.2	—
		Common Units(1)			350,000		0.3	—
							42.1	38.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7)	13.0%	11/12		16.3	15.8	14.9
		Convertible Preferred Stock(1)			7,075		0.7	1.6
		Common Stock(1)			40,688		0.6	—
							17.1	16.5
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(7)	3.8%	2/15		10.3	7.2	5.4
		Subordinated Debt(6)(7)	11.0%	2/17		27.9	19.0	—
		Redeemable Preferred Stock(1)(7)			12.8%		37.8	—
		Common Membership Interest(1)(7)					13.8	—
							77.8	5.4
WFS Holding, LLC	Software	Preferred Interest(1)			20,403,772		3.0	2.2
Subtotal Affiliate Investments (3% of total investments at fair value)							$293.2	$197.4
CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)(7)			589		$15.1	$1.8
ACAS Real Estate Holdings Corporation	Real Estate	Subordinated Debt(6)(7)	15.0%	5/16		$4.6	3.7	4.6
		Common Stock(1)(7)			100%		11.5	0.5
							15.2	5.1
American Capital, LLC	Capital Markets	Common Membership Interest(7)			100%		65.8	87.2
American Driveline Systems, Inc.	Diversified Consumer Services	Subordinated Debt(7)	14.0%	12/14-12/15		42.8	42.4	42.8
		Redeemable Preferred Stock(7)			403,357		35.0	50.8
		Common Stock(1)(7)			128,681		10.8	1.2
		Common Stock Warrants(1)(7)			204,663		17.3	1.9
							105.5	96.7
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		2.5	2.5	2.5
		Subordinated Debt(7)	17.0%	8/12		60.2	60.0	62.2
		Redeemable Preferred Stock(1)(7)			15,107		14.1	21.0
		Convertible Preferred Stock(1)(7)			2,549,410		8.7	—
		Preferred Stock Warrants(1)(7)			230,681		1.0	—
							86.3	85.7
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)(7)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.3%	5/13		18.1	18.0	18.1
		Redeemable Preferred Stock(1)(7)			21,215		42.8	3.7
							60.8	21.8
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	5/11		6.6	6.5	0.5
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)(7)			11,532,842		12.4	21.6
Core Financial Holdings, LLC	Diversified Financial Services	Subordinated Debt(7)	13.6%	4/14-5/15		37.8	37.5	37.5
		Common Units(1)(7)			57,940,360		54.4	12.5
							91.9	50.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt(7)	16.5%	12/14		13.8	13.7	13.8
		Common Stock(1)(7)			583		11.1	13.4
							24.8	27.2
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	8.8%	7/13		9.6	9.6	9.6
		Subordinated Debt(6)(7)	9.0%	7/13		17.1	13.4	3.2
		Redeemable Preferred Stock(1)(7)			21,113		8.9	—
		Convertible Preferred Stock(1)(7)			7,929		6.0	—
		Common Stock(1)(7)			11,261		1.1	—
		Common Stock Warrants(1)(7)			1,078,792		13.1	—
							52.1	12.8
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt(7)	7.3%	7/12		12.2	12.0	12.2
		Ordinary Shares(1)(7)			431,895,528		1,267.3	499.3
							1,279.3	511.5
European Touch, LTD. II	Leisure Equipment & Products	Senior Debt(7)	9.0%	8/11-1/12		0.9	0.9	0.9
		Subordinated Debt(6)(7)	16.0%	1/11		20.7	13.5	1.8
		Redeemable Preferred Stock(1)(7)			263		0.3	—
		Common Stock(1)(7)			1,688		0.9	—
		Common Stock Warrants(1)(7)			7,105		3.7	—
							19.3	2.7
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.8	45.5	45.8
		Common Membership Units(1)(7)			58,297		44.5	9.3
							90.0	55.1
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.0	39.8	40.0
		Subordinated Debt(7)	18.6%	4/14-10/14		33.2	33.1	33.2
		Subordinated Debt(6)(7)	22.5%	10/14		16.2	8.6	8.6
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							97.7	81.8
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)(7)			31,250		8.1	5.6
Fosbel Global Services (LUXCO) S.C.A.(3)	Commercial Services & Supplies	Subordinated Debt(7)	18.6%	12/13-12/14		51.2	51.0	51.1
		Redeemable Preferred Stock(1)			18,449,456		18.5	6.5
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							72.7	57.6
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	8.5%	5/11		9.9	9.9	9.9
		Subordinated Debt(6)(7)	15.0%	5/12		10.6	9.2	4.2
		Redeemable Preferred Stock(1)(7)			14,042,095		12.8	—
		Common Stock(1)(7)			6,088,229		2.3	—
							34.2	14.1
Future Food, Inc.	Food Products	Senior Debt(7)	5.3%	12/10		1.6	1.6	1.6
		Senior Debt(6)(7)	5.3%	12/10		15.4	15.4	10.1
		Common Stock(1)(7)			64,917		12.9	—
		Common Stock Warrants(1)(7)			6,500		1.3	—
							31.2	11.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.6%	1/11-10/11		17.6	17.6	17.6
		Senior Debt(6)(7)	12.8%	10/11		5.9	4.6	2.2
		Subordinated Debt(6)(7)	24.5%	10/12		15.1	6.7	—
		Convertible Preferred Stock(1)(7)			4,000		1.0	—
		Common Stock(1)(7)			2.5%		0.7	—
							30.6	19.8
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	7.0%	9/11		11.6	9.8	6.0
		Redeemable Preferred Stock(1)(7)			23,737,746		30.8	—
							40.6	6.0
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)(7)	4.5%	12/10		9.4	9.4	6.7
		Convertible Preferred Stock(1)(7)			10,196		3.0	—
		Common Stock(1)(7)			14,250		4.8	—
							17.2	6.7
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/12-1/14		3.1	3.0	3.1
		Senior Debt(6)(7)	12.3%	1/14		11.8	11.6	0.3
		Subordinated Debt(6)(7)	18.9%	1/14		13.3	8.7	—
		Preferred Unit Warrants(1)(7)			263,158		0.2	—
							23.5	3.4
Kingway Inca Clymer Holdings, Inc.	Building Products	Subordinated Debt(6)(7)	12.2%	4/12		2.8	—	1.1
		Redeemable Preferred Stock(1)			13,709		9.2	—
							9.2	1.1
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.9	18.9	18.9
		Subordinated Debt(7)	8.0%	12/14		42.3	42.2	42.3
		Redeemable Preferred Stock(1)(7)			6,160		4.2	7.4
		Convertible Preferred Stock(1)(7)			15,797		12.3	—
		Common Stock(1)(7)			14,000		1.4	—
		Common Stock Warrants(1)(7)			479,882		2.9	—
							81.9	68.6
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.3%	8/12		4.0	4.0	4.0
		Subordinated Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)(7)			7,496		8.1	4.8
							17.6	14.3
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.3%	12/10		2.7	2.7	3.0
		Subordinated Debt(6)(7)	18.0%	2/13		12.7	8.9	5.0
							11.6	8.0
Medical Billing Holdings, Inc.	IT Services	Subordinated Debt(7)	15.0%	9/13		11.2	11.1	11.2
		Convertible Preferred Stock(1)(7)			13,199,000		13.2	11.3
		Common Stock(1)(7)			3,299,582		3.3	—
							27.6	22.5
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)(7)			100		7.6	4.6
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		6.2	—

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
MW Acquisition Corporation	Health Care Providers & Services	Subordinated Debt(7)	16.3%	2/13-2/14		26.8	26.6	26.8
		Redeemable Preferred Stock(7)			2,485		1.1	1.1
		Convertible Preferred Stock(1)(7)			38,192		13.6	14.7
							41.3	42.6
NECCO Holdings, Inc.	Food Products	Senior Debt(6)(7)	18.0%	11/13		18.2	16.6	1.6
		Common Stock(1)(7)			782,609		0.1	—
							16.7	1.6
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		42.0	37.2	38.0
		Common Membership Units(1)(7)			7,450		4.9	—
							42.1	38.0
Paradigm Precision Holdings, LLC	Aerospace & Defense	Subordinated Debt(7)	17.0%	8/14		63.3	62.9	63.3
		Subordinated Debt(6)(7)	20.0%	8/14-10/14		77.4	53.6	0.2
		Common Membership Units(1)(7)			478,488		17.5	—
							134.0	63.5
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	5.9%	12/11-12/12		16.2	16.0	14.7
		Subordinated Debt(6)(7)	17.0%	12/14		11.1	7.3	—
		Common Stock(1)(7)			367,881		4.2	—
							27.5	14.7
PHI Acquisitions, Inc.	Internet & Catalog Retail	Subordinated Debt(7)	15.3%	3/16		27.6	27.4	27.6
		Redeemable Preferred Stock(7)			36,267		31.2	42.8
		Common Stock(1)(7)			40,295		3.9	6.8
		Common Stock Warrants(1)(7)			116,065		11.6	19.5
							74.1	96.7
Sixnet Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.1%	6/12-6/13		37.0	36.8	37.0
		Convertible Preferred Stock(1)(7)			94		0.5	0.5
		Membership Units(1)(7)			446		5.6	2.2
							42.9	39.7
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.5%	7/14		5.8	5.8	5.8
		Subordinated Debt(7)	12.6%	6/15		128.9	128.1	129.1
		Convertible Preferred Stock(7)			1,101,673		136.0	132.5
		Common Stock(1)			275,419		27.6	—
							297.5	267.4
Specialty Brands of America, Inc.	Food Products	Subordinated Debt(7)	14.0%	5/14		35.4	35.1	35.4
		Redeemable Preferred Stock(7)			122,017		10.2	15.9
		Common Stock(1)(7)			128,175		2.3	18.0
		Common Stock Warrants(1)(7)			56,819		1.4	7.9
							49.0	77.2
Spring Air International, LLC	Household Durables	Common Membership Units(1)(7)			49%		2.7	0.4
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/11-12/12		24.6	20.5	17.3
		Preferred Membership Units(1)(7)			20,000		19.3	13.3
		Common Stock(1)(7)			490,000		2.0	—
							41.8	30.6
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)(7)					—	0.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	9.9%	10/10-2/12		6.2	6.2	6.2
		Redeemable Preferred Stock(1)(7)			301,556		7.9	7.0
		Common Stock Warrants(1)(7)			6,862		0.2	—
							14.3	13.2
Unwired Holdings, Inc.	Household Durables	Senior Debt(7)	8.6%	6/11-6/12		16.0	16.0	16.0
		Subordinated Debt(6)(7)	14.5%	6/12		19.6	7.9	19.8
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							39.8	35.8
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Subordinated Debt(7)	14.5%	10/13-10/14		20.4	20.3	20.4
		Common Stock(1)(7)			19,780		24.7	61.6
							45.0	82.0
Warner Power, LLC	Electrical Equipment	Subordinated Debt(7)	14.6%	1/12		5.9	5.9	5.9
		Redeemable Preferred Membership Units(1)(7)			3,796,269		3.0	3.0
		Common Membership Units(1)(7)			27,400		1.9	—
							10.8	8.9
WIS Holding Company, Inc.	Commercial Services & Supplies	Subordinated Debt(7)	14.9%	1/14-1/15		113.5	112.9	113.5
		Convertible Preferred Stock(7)			703,406		94.8	159.2
		Common Stock(1)(7)			175,852		17.6	33.7
							225.3	306.4
WSACS RR Holdings, LLC	Real Estate	Common Membership Units(1)(7)			3,384,615		3.4	—
CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		$12.7	$2.4
Subtotal Control Investments (44% of total investments at fair value)							$3,564.3	$2,427.5
Total Investment Assets							$8,142.0	$5,565.8

Counterparty	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.1%/LIBOR	8/19	1	17.1	—	3.8
Subtotal Derivative Assets						$—	$3.8
DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	4/12-11/19	4	388.9	—	(29.1)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.4%/LIBOR	2/13-8/17	5	323.8	—	(45.2)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	295.8	—	(33.1)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(13.5)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	45.5	—	(3.6)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.6)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP(7)		2/11	1		—	(1.0)
Subtotal Derivative Liabilities						$—	$(130.1)
Total Derivative Agreements, Net						$—	$(126.3)

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(7)(9)
Dreyfus Cash Management—INST	$4.0	$4.0
Federated INV PRM CSH OBL-I	4.0	4.0
Dreyfus Cash Advantage Fund	3.0	3.0
Fidelity Institutional Money Market Funds—Money Market Portfolio	2.3	2.3
DWS Money Market Series—INST	2.0	2.0
Fidelity Institutional Money Market Funds—Prime Money Market Portfolio	0.7	0.7
Total Money Market Funds	$16.0	$16.0

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Loan is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.
(8)	Portfolio company has filed for reorganization under Chapter 11 of the United States code.
(9)	Included in cash and cash equivalents on our Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions, except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on Form 8-K on July 1, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, as filed with the SEC on May 10, 2010 and August 6, 2010, respectively.

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

On June 30, 2010, we merged our consolidated taxable operating subsidiary, American Capital Financial Services, Inc. (“ACFS”), into American Capital, Ltd. See Note 9 for additional disclosure regarding this merger.

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

Under the enterprise value waterfall methodology, we estimate the enterprise value of a portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, we prepare an analysis of traditional valuation methodologies including valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value the portfolio company’s assets, third-party valuations of the portfolio company, offers from third-parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. Significant inputs in these valuation methodologies to estimate enterprise value include the historical or projected operating results of the portfolio company, discounts or premiums to the prices of comparable companies and discount rates applied to the forecasted cash flows. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require significant judgment in its determination. In determining a discount or premium, if any, to prices of comparable companies, we use significant judgment for factors such as size, marketability and relative performance. In determining a discount rate to apply to forecasted cash flows, we use significant judgment in the development of an appropriate discount rate including the evaluation of an appropriate risk premium.

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

As of September 30, 2010 and December 31, 2009, we had an investment in European Capital, a wholly-owned investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior debt, subordinated debt and equity. We concluded that the fair value of our investment in European Capital as of September 30, 2010 and December 31, 2009 was less than the NAV of European Capital such dates, respectively, due to the risks associated with European Capital’s ability to realize the full fair value of its underlying assets for several reasons, including the yield and tenor of its credit facilities, comparable publicly traded funds currently trading at a discount to NAV, recent sales of comparable funds at a discount to NAV and an implied required market return on equity by market participants. See Note 11 for unfunded commitments related to European Capital.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Significant inputs to the market yield valuation methodology for senior debt, subordinated debt and redeemable preferred equity include third-party broker quotes, estimated remaining life, estimated market debt leverage levels, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices. We estimate the remaining life based on pre-payment market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of September 30, 2010.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,511	$1,511
Subordinated debt	—	—	1,868	$1,868
Preferred equity	—	—	1,072	$1,072
Common equity	66	—	822	$888
Structured Products	—	—	153	$153
Equity warrants	—	—	74	$74
Derivative agreements, net	—	—	(126)	$(126)

Total	$66	$—	$5,374	$5,440

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,791	$1,791
Subordinated debt	—	—	1,938	1,938
Preferred equity	—	—	1,049	1,049
Common equity	66	—	510	576
Structured Products	—	—	167	167
Equity warrants	—	—	54	54
Derivative agreements, net	—	—	(113)	(113)

Total	$66	$—	$5,396	$5,462

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended September 30, 2010 and 2009:

	Balances, July 1, 2010	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (2)(3)	Purchases, Sales, Issuances & Settlements, Net (4)	Transfers In & Out of Level 3	Balances, September 30, 2010
Senior debt	$1,692	$(2)	$3	$(68)	$(114)	$—	$1,511
Subordinated debt	1,933	(5)	2	(4)	(58)	—	1,868
Preferred equity	1,084	(8)	(3)	52	(53)	—	1,072
Common equity	699	1	3	128	(9)	—	822
Structured Products	149	(42)	41	11	(6)	—	153
Equity warrants	71	2	(2)	4	(1)	—	74
Derivative agreements, net	(117)	(14)	14	(23)	14	—	(126)

Total	$5,511	$(68)	$58	$100	$(227)	$—	$5,374

	Balances, July 1, 2009	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (2)(3)	Purchases, Sales, Issuances & Settlements, Net (4)	Transfers In & Out of Level 3	Balances, September 30, 2009
Senior debt	$2,147	$(20)	$25	$8	$(98)	$—	$2,062
Subordinated debt	2,141	(99)	95	(16)	(66)	—	2,055
Preferred equity	1,119	49	(44)	48	(123)	—	1,049
Common equity	421	10	(17)	27	(33)	—	408
Structured Products	174	—	—	22	—	—	196
Equity warrants	68	13	(10)	—	(19)	—	52
Derivative and option agreements and other, net	(87)	(19)	19	(51)	18	—	(120)

Total	$5,983	$(66)	$68	$38	$(321)	$—	$5,702

(1)	Included in net realized loss on investments in the consolidated statements of operations.
(2)	Included in net unrealized appreciation (depreciation) of investments in the consolidated statements of operations.
(3)	Excludes $0 million and $1 million of unrealized depreciation related to foreign currency translation for American Capital assets and liabilities not measured at fair value that are denominated in a foreign currency for the three months ended September 30, 2010 and 2009, respectively. Also excludes unrealized appreciation (depreciation) from Level 1 and 2 assets and liabilities.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine months ended September 30, 2010 and 2009:

	Balances, January 1, 2010	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (2)(3)	Purchases, Sales, Issuances & Settlements, Net (4)	Transfers In & Out of Level 3	Balances, September 30, 2010
Senior debt	$1,791	$(17)	$28	$(20)	$(271)	$—	$1,511
Subordinated debt	1,938	(29)	14	91	(146)	—	1,868
Preferred equity	1,049	(38)	36	110	(85)	—	1,072
Common equity	510	(91)	101	351	(49)	—	822
Structured Products	167	(274)	274	(4)	(10)	—	153
Equity warrants	54	(3)	3	21	(1)	—	74
Derivative agreements and other, net	(113)	(60)	60	(73)	60	—	(126)

Total	$5,396	$(512)	$516	$476	$(502)	$—	$5,374

	Balances, January 1, 2009	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (2)(3)	Purchases, Sales, Issuances & Settlements, Net (4)	Transfers In & Out of Level 3	Balances, September 30, 2009
Senior debt	$2,396	$(173)	$175	$(179)	$(157)	$—	$2,062
Subordinated debt	2,715	(321)	319	(232)	(426)	—	2,055
Preferred equity	1,344	17	(11)	(172)	(129)	—	1,049
Common equity	601	39	(38)	(587)	393	—	408
Structured Products	186	—	—	12	(2)	—	196
Equity warrants	74	4	(3)	3	(26)	—	52
Derivative and option agreements and other, net	(213)	(87)	89	(15)	106	—	(120)

Total	$7,103	$(521)	$531	$(1,170)	$(241)	$—	$5,702

(1)	Included in net realized loss on investments in the consolidated statements of operations. Excludes $2 million in losses on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency for the nine months ended September 30, 2010 and 2009. Also excludes realized gains (losses) from Level 1 and 2 assets and liabilities.
(2)	Included in net unrealized appreciation (depreciation) of investments in the consolidated statements of operations.
(3)	Excludes $2 million of unrealized appreciation and $3 million of unrealized depreciation related to foreign currency translation for American Capital assets and liabilities not measured at fair value that are denominated in a foreign currency for the nine months ended September 30, 2010 and 2009, respectively. Also excludes unrealized appreciation (depreciation) from Level 1 and 2 assets and liabilities.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

As of September 30, 2010 and December 31, 2009, loans on non-accrual status had a cost basis of $746 million and $811 million, respectively, and a fair value of $265 million and $290 million, respectively. As of September 30, 2010 and December 31, 2009, loans with a cost basis of $50 million, respectively, were greater than 90 days due, excluding loans on non-accrual status.

The composition summaries of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	September 30, 2010	December 31, 2009
COST

Subordinated debt	25.6%	24.8%
Common equity	23.4%	22.2%
Senior debt	23.2%	24.0%
Preferred equity	19.2%	18.1%
Structured Products	7.5%	9.8%
Equity warrants	1.1%	1.1%

	100.0%	100.0%

FAIR VALUE

Subordinated debt	33.5%	34.8%
Senior debt	27.1%	32.1%
Preferred equity	19.3%	18.8%
Common equity	16.0%	10.3%
Structured Products	2.8%	3.0%
Equity warrants	1.3%	1.0%

	100.0%	100.0%

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

	September 30, 2010	December 31, 2009
COST

Commercial Services and Supplies	10.7%	8.9%
Real Estate and Real Estate Investment Trusts	7.6%	10.5%
Household Durables	7.2%	6.1%
Internet and Catalog Retail	6.4%	5.7%
Life Sciences Tools and Services	5.4%	4.7%
Health Care Providers and Services	4.7%	4.1%
Auto Components	4.6%	3.8%
Hotels, Restaurants and Leisure	4.5%	3.7%
IT Services	4.3%	4.2%
Electrical Equipment	4.1%	3.5%
Food Products	3.3%	4.4%
Diversified Financial Services	3.2%	3.3%
Professional Services	3.0%	2.5%
Health Care Equipment and Supplies	2.8%	2.4%
Leisure Equipment and Products	2.5%	2.0%
Pharmaceuticals	2.3%	2.0%
Computers and Peripherals	2.3%	2.0%
Building Products	2.1%	1.9%
Electronic Equipment, Instruments and Components	2.0%	1.8%
Aerospace and Defense	2.0%	1.7%
Construction and Engineering	2.0%	1.8%
Diversified Consumer Services	1.6%	1.4%
Other	11.4%	17.6%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	September 30, 2010	December 31, 2009
FAIR VALUE

Commercial Services and Supplies	14.1%	10.1%
Household Durables	6.6%	5.8%
Electrical Equipment	6.5%	6.2%
Hotels, Restaurants and Leisure	5.4%	4.6%
Health Care Providers and Services	5.0%	4.6%
IT Services	4.7%	4.9%
Auto Components	4.7%	3.7%
Health Care Equipment and Supplies	4.0%	2.8%
Internet and Catalog Retail	3.8%	5.2%
Professional Services	3.4%	2.8%
Real Estate and Real Estate Investment Trusts	3.3%	4.1%
Life Sciences Tools and Services	3.0%	3.3%
Pharmaceuticals	2.9%	2.8%
Electronic Equipment, Instruments and Components	2.6%	2.3%
Diversified Financial Services	2.6%	3.0%
Building Products	2.5%	2.4%
Computers and Peripherals	2.4%	2.2%
Food Products	2.3%	3.4%
Capital Markets	2.2%	1.3%
Construction and Engineering	2.1%	2.1%
Diversified Consumer Services	2.0%	1.9%
Leisure Equipment and Products	2.0%	1.7%
Other	11.9%	18.8%

	100.0%	100.0%

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

	September 30, 2010	December 31, 2009
COST

Southwest	20.6%	21.1%
International	20.0%	19.0%
Mid-Atlantic	19.5%	18.4%
Northeast	14.6%	13.5%
South-Central	9.5%	11.6%
Southeast	9.3%	9.7%
North-Central	6.0%	6.3%
Northwest	0.5%	0.4%

	100.0%	100.0%

	September 30, 2010	December 31, 2009
FAIR VALUE

Southwest	24.2%	25.3%
Mid-Atlantic	21.2%	19.8%
Northeast	14.5%	14.9%
International	12.8%	8.0%
Southeast	11.0%	11.2%
South-Central	8.5%	12.5%
North-Central	7.3%	7.8%
Northwest	0.5%	0.5%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 4. Borrowings

Our debt obligations consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Fixed rate private secured notes due December 2013	$373	$—
Floating rate private secured loans due December 2013	206	—
Fixed rate public secured notes due December 2013	524	—
Floating rate public secured notes due December 2013	4	—
Unsecured public debt due August 2012	11	548
ACAS Business Loan Trust 2004-1 asset securitization	130	170
ACAS Business Loan Trust 2005-1 asset securitization	541	696
ACAS Business Loan Trust 2006-1 asset securitization	310	377
ACAS Business Loan Trust 2007-1 asset securitization	225	294
ACAS Business Loan Trust 2007-2 asset securitization	193	255
Unsecured revolving credit facility	—	1,388
Unsecured private debt due September 2009	—	84
Unsecured private debt due August 2010	—	134
Unsecured private debt due February 2011	—	26
Unsecured private debt due September 2011	—	95
Unsecured private debt due October 2020	—	75

Total	$2,517	$4,142

The daily weighted average debt balance for the three months ended September 30, 2010 and 2009 was $2,715 million and $4,289 million, respectively. The daily weighted average debt balance for the nine months ended September 30, 2010 and 2009 was $3,575 million and $4,343 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended September 30, 2010 and 2009 was 5.3% and 7.9%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2010 and 2009 was 5.6 % and 6.0%, respectively. Comparisons to the prior periods of the weighted average interest rate is also impacted by additional interest expense during the three and nine months ended September 30, 2009 for the accrual of a $22 million make-whole interest payment on our unsecured debt that was refinanced in the second quarter of 2010.

As of September 30, 2010 and December 31, 2009, the aggregate fair value of the above borrowings was $2,490 million and $3,929 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

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

The exchange transactions discussed above are accounted for as a modification of debt in accordance with ASC 470-50, Modifications and Extinguishments. Accordingly, the aggregate fees of $26 million paid at closing to the lenders and noteholders were capitalized and are amortized into interest expense over the life of the notes and loans using the effective interest method, while fees paid to other third-party advisors were expensed as incurred. As a result, we recognized $21 million of debt refinancing costs during the nine months ended September 30, 2010 consisting of fees paid to third-party advisors and the writeoff of a portion of the existing unamortized deferred financing costs attributable to the unsecured debt that was repaid in cash.

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

Scheduled Amortization—The following table sets forth the aggregate scheduled amortization (“Aggregate Scheduled Amortization Amounts”) on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes as of September 30, 2010. The New Secured Public Notes are not subject to amortization or other mandatory redemptions. Under the terms of the New Debt Agreements, we may defer payment of up to $200 million of the Aggregate Scheduled Amortization Amounts prior to June 30, 2013, which payment deferral is reflected in the table below.

Date	Aggregate Scheduled Amortization
December 31, 2011	$—
June 30, 2012	$—
December 31, 2012	$—
June 30, 2013	$420
Final Maturity	Outstanding Balance

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

Interest—The Floating Rate Private Secured Loans and Floating Rate Public Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Public Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion. As of September 30, 2010, the aggregate outstanding amount of the New Secured Debt was $1,107 million.

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

Date	Aggregate Penalty Amortization
December 31, 2011	$—
June 30, 2012	$—
December 31, 2012	$270
June 30, 2013	$309

The following table sets forth the interest rates on our outstanding secured borrowing arrangements as of September 30, 2010:

Facility	Interest Rate
Fixed rate private secured notes due December 2013	8.96%
Floating rate private secured loans due December 2013	8.50%
Fixed rate public secured notes due December 2013	8.96%
Floating rate public secured notes due December 2013	8.50%

Fees—We are required to pay an extension fee in an amount equal to 1% of the aggregate principal amount of the New Secured Debt outstanding on each of December 30, 2011 and December 31, 2012, payable on such date.

Security and Ranking—The New Secured Debt is a senior obligation of the company and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets.

Covenants—The financial covenants under the New Debt Agreements include (i) maintenance of a minimum ratio of adjusted operating cash flow to interest expense and (ii) a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. Additional covenants include (i) restrictions on the incurrence of certain additional debt, (ii) restrictions on acquisitions and investments, and (iii) restrictions on the payments of dividends and other distributions. However, we are permitted under the New Debt Agreements to pay dividends to the extent necessary in order to maintain our RIC status provided that such dividends are paid in additional shares of our common stock to the extent allowed by IRS Revenue Procedure 2010-12. There are no limitations in the New Debt Agreements on our payment of cash dividends provided that (i) we maintain an asset coverage ratio of at least 200% as required by the 1940 Act, (ii) we are in pro forma compliance with all financial covenants under the New Debt Agreements, (iii) there are no defaults outstanding under the New Debt Agreements, and (iv) the aggregate principal amount of the New Secured Debt outstanding is less than or equal to $1.4 billion. As of September 30, 2010, we were in compliance with all of the covenants under the New Debt Agreements.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Securitizations

As of September 30, 2010, we were in compliance with all of the covenants for our asset securitizations. Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan (as defined in each indenture for the respective asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of September 30, 2010, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of September 30, 2010, our asset securitizations, which have an outstanding balance of $1.4 billion, are secured by portfolio investments and assets with a fair value of approximately $2.1 billion.

Note 5. Derivative Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange swap agreements for speculative purposes. We fair value our derivatives in accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty’s credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements.

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

During the three and nine months ended September 30, 2010, we recorded $9 million and $13 million of net unrealized depreciation, respectively, from interest rate and foreign exchange swap agreements in the financial statement line item derivative and option agreements and other. During the three and nine months ended September 30, 2009, we recorded $32 million of net unrealized depreciation and $25 million of net unrealized appreciation, respectively, from interest rate swap agreements and other in the financial statement line item derivative, option agreements and other in our consolidated statements of operations. During the nine months ended September 30, 2009, we also recorded a $49 million reversal of prior period net unrealized depreciation from the termination of the European Capital put option agreement.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

During the three and nine months ended September 30, 2010, we recorded $14 million and $46 million, respectively, of net realized loss from interest rate swap agreements in the financial statement line item derivative and option agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements. During the nine months ended September 30, 2010, cash termination payments totaling $14 million were made to settle two interest rate swap agreements that were terminated prior to maturity, which are recorded as a net realized loss in the financial statement line item derivative and options agreements in our consolidated statements of operations.

During the three and nine months ended September 30, 2009, we recorded $16 million and $40 million, respectively, of net realized loss from interest rate swap agreements in the financial statement line item derivative and option agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements. During the three and nine months ended September 30, 2009, cash termination payments totaling $3 million were made to settle one interest rate swap agreement that was terminated prior to maturity, which was recorded as a net realized loss in the financial statement line item derivative and options agreements in our consolidated statements of operations. During the nine months ended September 30, 2009, we also recorded a realized loss of $44 million from the termination of the European Capital put option agreement.

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

As of December 31, 2009, the counterparties under certain of our interest rate swap and foreign exchange agreements had the right to declare an early termination event primarily due to the then outstanding defaults under our primary unsecured debt arrangements which triggered certain cross-default and cross-acceleration events of default under certain of our interest rate swap and foreign exchange agreements, which had a fair value of $36 million and a termination liability of $45 million as of December 31, 2009. As discussed in Note 4, on June 28, 2010, we completed a refinancing of all of our primary unsecured arrangements and obtained a waiver from our respective creditors of such defaults. In addition, in connection with our refinancing transaction, we granted to the counterparties under these interest rate swap and foreign exchange agreements a first priority lien (subject to certain permitted liens) on substantially all of our existing and hereafter acquired unencumbered assets pari passu with the New Secured Debt, so long as the New Secured Debt is outstanding. As of September 30, 2010, we were not in default under any of our interest rate swap or foreign exchange agreements.

Credit Risk-Related Contingent Features

Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Derivatives under these agreements in a liability position had a GAAP fair value liability of $53 million as of September 30, 2010. While none of our counterparties had the right to elect to terminate their transactions with us as a result of this provision as of September 30, 2010, the termination liability would have been $63 million as of such date. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Certain of our interest rate swap agreements also contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. Derivatives under these agreements in a liability position had a GAAP fair value liability of $11 million as of September 30, 2010. While none of our counterparties had the right to elect to terminate their transactions with us as a result of this provision as of September 30, 2010, the termination liability would have been $13 million as of such date. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

We have agreed to guarantee the payment of (i) any swap breakage costs related to the interest rate swap agreements held by our asset securitization trusts prior to the occurrence of an event of default under the respective asset securitizations, and (ii) any such swap breakage costs in excess of $500,000 after the occurrence of an event of default under such asset securitizations. Derivatives under these agreements in a liability position had a GAAP fair value liability of $62 million as of September 30, 2010 and are included in our consolidated balance sheets. If such interest rate swap agreements could have been terminated early in accordance with their terms as of September 30, 2010, the aggregate termination liability would have been $69 million as of September 30, 2010. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards and contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is net earnings (loss). As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in computing basic EPS, even if we have positive net operating income. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the nine months ended September 30, 2009 as we incurred a net loss. For the three and nine months ended September 30, 2010, 4.5 million shares and 3.9 million shares, respectively, of employee stock options and unvested employee stock awards were included in our diluted weighted average shares outstanding. For the three months ended September 30, 2009, 27.8 million shares of employee stock options, unvested employee stock awards and contingently issuable shares were included in our diluted weighted average shares outstanding.

Stock options and unvested employee stock awards of 24.3 million and 21.6 million for the three and nine months ended September 30, 2010, respectively, were not included in the computation of diluted EPS either because the respective exercise prices are greater than the average market price of the underlying stock for the respective periods or their inclusion would have been anti-dilutive. Stock options, unvested employee stock awards and contingently issuable shares of 38.5 million and 56.4 million for the three and nine months ended September 30, 2009, respectively, were not included in the computation of diluted EPS either because the respective exercise prices are greater than the average market price of the underlying stock for the respective periods or their inclusion would have been anti-dilutive.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

Note 7. Commitments

As of September 30, 2010, we had commitments under loan and financing agreements to fund up to $205 million to 36 portfolio companies, with $41 million of the commitments related to an undrawn revolving credit facility for European Capital (see Note 11). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 8. Corporate Restructuring Costs

To better align our organization and cost structure with current economic conditions, we conducted strategic reviews of our business in 2008 and 2009 which resulted in the closing of several offices and the elimination of certain functions at other offices. As a result, we have recorded corporate restructuring charges for both severance and related employee costs and excess office facilities costs. We recorded corporate restructuring charges for excess office facilities costs of $1 million and $5 million for the three months ended September 30, 2010 and 2009, respectively. We recorded corporate restructuring charges for excess office facilities costs of $5 million and $9 million for the nine months ended September 30, 2010 and 2009, respectively. The excess office facilities costs are included in general and administrative in our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009. The liability for employee severance costs and excess office facilities is included in other liabilities in our consolidated balance sheets as of September 30, 2010 and December 31, 2009.

In determining our liability related to excess office facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to the liability. Our remaining liability of $14 million as of September 30, 2010 related to excess office facilities represents gross lease commitments with agreements expiring at various dates through 2016 of approximately $45 million, net of committed and estimated sublease income of approximately $27 million and a present value factor of $4 million. We have entered into signed sublease arrangements for approximately $10 million, with the remaining $17 million based on estimated future sublease income.

The following table summarizes the restructuring accrual activity during the three and nine months ended September 30, 2010 and 2009:

	Severance	Excess Office Facilities	Total
Balance, December 31, 2009	$7	$13	$20
Restructuring charges	—	4	4
Cash payments	(5)	(1)	(6)

Balance, March 31, 2010	$2	$16	$18

Cash payments	(1)	(2)	(3)

Balance, June 30, 2010	$1	$14	$15

Restructuring charges	—	1	1
Cash payments	—	(1)	(1)

Balance, September 30, 2010	$1	$14	$15

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

	Severance	Excess Office Facilities	Total
Balance, December 31, 2008	$7	$5	$12
Restructuring charges	—	4	4
Cash payments	(5)	(1)	(6)
Accretion of net present value	—	1	1

Balance, March 31, 2009	$2	$9	$11

Cash payments	(2)	(1)	(3)

Balance, June 30, 2009	$—	$8	$8

Restructuring charges	1	5	6
Cash payments	—	(2)	(2)

Balance, September 30, 2009	$1	$11	$12

Note 9. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income based on our tax fiscal year. Ordinary taxable income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its taxable ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions.” As permitted by the Code, a RIC can designate dividends paid in the subsequent tax fiscal year as dividends of current year ordinary income and net long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax fiscal year. We have distributed, or intend to distribute, sufficient dividends to eliminate taxable income for all of our tax fiscal years. However, we may elect to not distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to income tax on such undistributed amounts. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax fiscal year, we would be subject to income tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on September 30. We have distributed all of our taxable ordinary income for all of our tax fiscal years including our tax fiscal year ended September 30, 2009. For our tax fiscal year ended September 30, 2010, we expect to have a taxable ordinary loss. Also for the tax fiscal year ended September 30, 2009, we had $198 million of net long-term capital losses that may be used in the current tax fiscal year or carried forward to offset long-term capital gains for up to eight years following the year recognized. For our tax fiscal year ended September 30, 2010, we expect to have a net long-term capital loss.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the nine months ended September 30, 2010 and 2009, we did not accrue a federal excise tax because we distributed or intend to distribute sufficient dividends to eliminate any federal excise tax or we expect to have taxable ordinary losses and capital losses for the respective excise tax years.

In March 2010, The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act were enacted. This legislation has not resulted in an income tax provision for American Capital or ACFS, our consolidated taxable operating subsidiary.

On June 30, 2010, we merged our consolidated taxable operating subsidiary, ACFS, into American Capital, Ltd. For tax purposes, the merger will be treated as a tax-free liquidation of ACFS. Under Subchapter M, when a non-RIC corporation merges into a RIC, the RIC must distribute any accumulated earnings and profits acquired through the merger of the non-RIC prior to the end of the RIC’s taxable year in which the merger occurs in order to maintain RIC status. As of the merger date, ACFS did not have any accumulated earnings and profits. The merger should not adversely affect our qualification as a RIC. As a result of the merger, ACFS’ gross deferred tax asset and associated valuation allowance, which netted to zero as of the merger date, have been eliminated as of June 30, 2010, the date of the merger.

Note 10. Shareholders’ Equity

In April 2010, we completed a registered direct offering of 58,300,000 shares of our common stock to a group of institutional investors at a price of $5.06 per share. Upon completion of the offering, we received gross proceeds of approximately $295 million.

Note 11. Investment in European Capital

In February 2008, we entered into a loan agreement to provide a $400 million subordinated, unsecured revolving credit facility (the “Term A Facility”) to European Capital with an original maturity in February 2011. In June 2009, American Capital and European Capital entered into an agreement whereby the outstanding borrowings under the Term A Facility of $319 million were exchanged for 325.1 million ordinary shares of European Capital and the Term A Facility commitment amount was reduced from $400 million to $87 million. In March 2010, we further amended the Term A Facility to further reduce the commitment amount from $87 million to $53 million, extend the maturity date to June 2012, and change the interest rate to LIBOR plus 7.00% payable in kind. As of September 30, 2010, there was a $12 million outstanding balance under the Term A Facility.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in millions, except per share data)

In March 2010, we entered into another loan agreement with European Capital under which we made a loan (the “Bridge Loan”) for $75 million to European Capital. The Bridge Loan would bear interest at LIBOR plus 7.00% payable in kind and would mature at the earlier of (i) the date on which all obligations under the loan agreement are repaid in full and (ii) September 1, 2010. Under the loan agreement, European Capital could not pledge certain of its investments (the “Deferred Assets”). We also entered into a purchase agreement with European Capital in March 2010 pursuant to which we agreed to purchase the Deferred Assets from European Capital by September 1, 2010 subject to certain conditions. We could pay the purchase price of any deferred asset by setting off any outstanding obligations then due and payable by European Capital to us, including under the Bridge Loan. European Capital used the $75 million of proceeds from the Bridge Loan to repay in full and terminate its unsecured multicurrency revolving facility, which also resulted in the termination of the standby letter of credit that we issued in connection with the facility for the benefit of The Royal Bank of Scotland, plc. In July 2010, European Capital paid down the outstanding balance under the Bridge Loan and the Bridge Loan and the purchase agreement were terminated.

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

EXECUTIVE OVERVIEW

We are a publicly traded private equity firm and a global asset manager. Our $5.6 billion on-balance sheet investment portfolio consists of investments in senior debt, subordinated debt and equity in controlled and non-controlled private and public companies and structured product investments (“Structured Products”), including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities. We are also an alternative asset manager with approximately $12 billion of third-party capital resources under management across four third-party private and public funds that we manage.

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

Our investment strategy will focus on providing financing to our existing American Capital sponsored buyout portfolio companies to fund organic growth and strategic acquisitions with the goal of enhancing their values. With respect to investing in new portfolio companies, our strategy for the next few years will be to focus on providing second lien and mezzanine debt financing directly to middle market companies and in the buyouts of private companies sponsored by other private equity firms. In addition, we intend to invest only a portion of proceeds from exits of equity investments into the equity of new American Capital One-Stop Buyouts™.

Our capitalization strategy for the next few years will be to continue to de-leverage our balance sheet by substantially reducing the outstanding balance of our borrowings. In the short-term, by the end of the current fiscal year, we expect to use our disposable cash flow to pay down our new secured debt obligations to under $1 billion so that we can reduce our interest rate to the lowest level under the agreements. Our long term goal over the next few years will be to continue to reduce our leverage so that we operate with an average debt to equity ratio of about 0.6 to 1.0.

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

The total fair value of our investment portfolio was $5.6 billion as of September 30, 2010 and December 31, 2009. During the three and nine months ended September 30, 2010 and 2009, we generally limited our investment originations to providing funding to our existing portfolio companies for working capital or to recapitalize or refinance their balance sheets or purchase existing debt in the secondary market, primarily to preserve our investments as well as provide financing to fund strategic acquisitions by our existing portfolio companies. Since our asset coverage ratio was below 200% or our NAV per share was greater than the trading price of our common stock during the three and nine months ended September 30, 2010, regulatory restrictions generally limited our ability to raise debt or equity capital during the quarter to be able to make significant new investments. As a result of appreciation in our investment portfolio during the first nine months of 2010 and our June 28, 2010 refinancing transaction discussed in Note 4 to our consolidated interim financial statements in this Form 10-Q, our asset coverage ratio has improved to 230% as of September 30, 2010.

The type and aggregate dollar amount of our new investments were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Add-on financing for purchase in secondary market of debt of a portfolio company	$32	$—	$32	$—
Add-on financing for recapitalizations	—	3	80	19
Financing for private equity buyouts	—	—	35	—
Add-on financing for working capital in distressed situations	8	3	28	64
Add-on financing for acquisitions	22	1	22	1
Add-on financing for growth and working capital	1	—	2	2

Total	$63	$7	$199	$86

The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date. Included in the add-on financing for recapitalizations of $80 million for the nine months ended September 30, 2010 was a $75 million bridge loan issued to European Capital Limited (“European Capital”), the proceeds of which were utilized to repay in full and terminate European Capital’s unsecured multicurrency revolving facility. European Capital made payments of $60 million in April 2010 and $15 million in July 2010 to repay the bridge loan and the facility was terminated.

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Principal prepayments	$181	$151	$543	$228
Sale of equity investments	75	198	169	266
Loan syndications and sales	25	78	40	107
Payment of accrued PIK interest and dividend and original issue discounts	17	27	44	32
Scheduled principal amortization	7	9	23	34

Total	$305	$463	$819	$667

Public Manager of Funds of Alternative Assets

We are a global alternative asset manager of third-party funds. Our third-party alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. We refer to the asset management business throughout this report to include the asset management activities conducted by American Capital, LLC. In addition to managing American Capital’s assets and providing management services to portfolio companies of American Capital, we also manage European Capital, American Capital Agency Corp. (“AGNC”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”). As of September 30, 2010, our assets under management totaled $18 billion, including $12 billion under management in the third-party funds named above, excluding European Capital since it is wholly-owned by us.

Through our asset management business, American Capital, LLC generally earns base management fees based on the size of the funds and incentive income, if any, based on the performance of the funds it manages. In addition, we may invest directly into our alternative asset funds and earn investment income from our direct investments in those funds.

The following table sets forth certain information with respect to our funds under management as of September 30, 2010:

	American Capital	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1
Fund type	Public Alternative Asset Manager & Fund	Private Fund	Public REIT Fund - The NASDAQ Global Market	Private Fund	Private Fund	Private Fund
Established	1986	2005	2008	2006	2007	2006
Assets under management	$6.0 Billion(1)	$1.4 Billion(2)	$10.4 Billion	$0.7 Billion	$0.4 Billion	$0.4 Billion
Investment types	Senior & Subordinated Debt, Equity, Structured Products	Senior & Subordinated Debt, Equity, Structured Products	Agency Securities	Equity	Equity	Senior Debt
Capital type	Permanent	Permanent	Permanent	Finite Life	Finite Life	Finite Life

(1)	Includes our investment in funds that we manage.
(2)	Excluded from our third-party funds under management as we own 100% of European Capital.

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

See Note 3 to our interim consolidated financial statements for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of September 30, 2010.

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

The consolidated operating results for the three and nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating income	$142	$193	$457	$528
Operating expenses	83	160	320	422

Operating income before income taxes	59	33	137	106
(Provision) benefit for income taxes	—	(1)	—	10

Net operating income	59	32	137	116
Net gain on extinguishment of debt	—	—	—	12
Net realized loss on investments	(68)	(66)	(514)	(523)

Net realized loss	(9)	(34)	(377)	(395)

Net unrealized appreciation (depreciation) of investments	158	111	994	(622)

Net earnings (loss)	$149	$77	$617	$(1,017)

Operating Income

We derive the majority of our operating income by investing in senior and subordinated debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating income from investing in Structured Products. Operating income consisted of the following for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income on debt and Structured Products investments	$109	$159	$371	$437
Dividend income	15	16	40	43
Interest income on bank deposits	1	1	2	2

Interest and dividend income	125	176	413	482

Portfolio company advisory and administrative fees	3	4	14	15
Fund asset management fees and reimbursements	5	5	13	18
Other fees	9	8	17	13

Fee income	17	17	44	46

Total operating income	$142	$193	$457	$528

Interest and Dividend Income

The following table summarizes selected data for our debt and equity investments, at cost, for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Debt and Structured Products investments(1)	$4,700	$6,258	$5,035	$6,793
Effective interest rate on debt and Structured Products investments(1)	9.3%	10.2%	9.8%	8.6%
Average monthly one-month LIBOR	0.3%	0.3%	0.3%	0.4%
Average non-accrual debt investments at cost(2)	$716	$940	$728	$941
Equity investments(1)	$3,591	$3,848	$3,689	$3,653
Effective dividend yield on equity investments(1)	1.7%	1.6%	1.5%	1.6%
Debt, Structured Products and equity investments(1)	$8,291	$10,106	$8,724	$10,446
Effective yield on debt, Structured Products and equity investments(1)	6.0%	6.9%	6.3%	6.1%

(1)	Monthly weighted average.
(2)	Quarterly average.

Interest income on debt and Structured Products investments decreased by $50 million, or 31%, and $66 million, or 15%, for the three and nine months ended September 30, 2010, respectively, over the comparable prior periods in 2009, due to a decrease in our monthly weighted average debt and Structured Products investments and a decrease in interest income recognized on our CMBS investments.

Our weighted average debt and Structured Products investments decreased for the three and nine months ended September 30, 2010 over the comparable periods in 2009 primarily as a result of the repayment, sale or write-off of debt and Structured Products investments. During the year ended December 31, 2009 and the nine months ended September 30, 2010, instead of reinvesting the proceeds into new investments we chose to repay our debt obligations with the realized proceeds from the exit of portfolio investments in order to delever our balance sheet.

The monthly weighted average effective interest rate on our debt and Structured Products investments decreased 90 basis points during the three months ended September 30, 2010 over the comparable period in 2009 primarily due to (i) the reversal of prior period interest income on debt investments placed on non-accrual during the three months ended September 30, 2010 and (ii) a decline in interest income recognized from CMBS investments as compared to the prior period as a result of a decrease in projected cash flows partially offset by an approximate $224 million decrease in the average cost basis of non-accrual loans during the three months ended September 30, 2010 over the comparable period in 2009. See our Interest and Dividend Income Recognition policy in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of how projected cash flows affect revenue recognition on our Structured Products investments. The monthly weighted average effective interest rate on our debt and Structured Products investments increased 120 basis points during the nine months ended September 30, 2010 over the comparable period in 2009 primarily due to (i) a greater negative impact of non-accrual debt investments in the nine months ended September 30, 2009 as compared to the current period and (ii) an approximate $213 million decrease in the average cost basis of non-accrual loans during the nine months ended September 30, 2010 over the comparable period in 2009 partially offset by (iii) a 10 basis point decrease in the average one-month LIBOR and (iv) a decline in interest income recognized from CMBS investments as compared to the prior period as a result of a decrease in projected cash flows.

When a debt investment is placed on non-accrual, we record reserves on uncollected payment-in-kind (“PIK”) interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three months ended September 30, 2010, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $11 million as a result of debt investments being placed on non-accrual compared to interest income of $8 million during the three months ended September 30, 2009 as a result of debt investments being removed from non-accrual, which had an approximate 100 basis point negative impact on the weighted average effective interest rate for the three months ended September 30, 2010 compared to an approximate 50 basis point positive impact for the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $6 million and $46 million, respectively, which had an approximate 10 basis point and 90 basis point negative impact on the weighted average effective interest rate for the nine months ended September 30, 2010 and 2009, respectively.

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

Dividend income decreased by $1 million, or 6%, and by $3 million, or 7%, for the three and nine months ended September 30, 2010, respectively, over the comparable periods in 2009. As a result, the monthly weighted average effective dividend yield on equity investments was 1.7% and 1.5% for the three and nine months ended September 30, 2010, respectively, a 10 basis point increase and 10 basis point decrease, respectively, from the comparable periods in 2009.

When a preferred equity investment is placed on non-accrual, we record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three and nine months ended September 30, 2010, we recorded net reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $2 million and $13 million, respectively. For the three and nine months ended September 30, 2009, we recorded net reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $8 million and $33 million, respectively.

Fee Income

As of September 30, 2010, all of our third-party alternative asset fund management services are conducted through our wholly-owned portfolio company, American Capital, LLC. Fund asset management fees and reimbursements income for the three months ended September 30, 2010 and 2009 represent fees of $5 million and $4 million, respectively, for providing advisory and administrative services to American Capital, LLC. Fund asset management fees and reimbursements income for the nine months ended September 30, 2010 and 2009 represent fees of $13 million and $17 million, respectively, for providing advisory and administrative services to American Capital, LLC.

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

Operating Expenses

Operating expenses decreased $77 million, or 48%, and $102 million, or 24% for the three and nine months ended September 30, 2010, respectively, over the comparable periods in 2009. Operating expenses consisted of the following for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest	$36	$85	$149	$197
Salaries, benefits and stock-based compensation	31	47	99	147
General and administrative	16	23	51	63
Debt refinancing costs	—	5	21	15

Total operating expenses	$83	$160	$320	$422

Interest

Interest expense for the three and nine months ended September 30, 2010 decreased $49 million, or 58%, and $48 million, or 24%, respectively, from the comparable periods in 2009. The decrease in interest expense was primarily attributable to a decline in the weighted average interest rate on our borrowings and lower weighted average borrowings as a result of our debt refinancing and the associated pay down of $1,030 million of outstanding borrowings on June 28, 2010. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and nine months ended September 30, 2010 was 5.3% and 5.6%, respectively, compared to 7.9% and 6.0%, respectively, for the comparable periods in 2009. Comparisons to the prior periods of the weighted average interest is also impacted by additional interest expense incurred during the three and nine months ended September 30, 2009 for the accrual of a $22 million make-whole interest payment on our unsecured debt that was refinanced in the second quarter of 2010. Our weighted average borrowings decreased to $2,715 million for the three months ended September 30, 2010 from $4,289 million for the comparable period in 2009. Our weighted average borrowings decreased to $3,575 million for the nine months ended September 30, 2010 from $4,343 million for the comparable period in 2009.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Base salaries	$13	$18	$41	$59
Incentive compensation	7	8	20	26
Benefits	2	3	8	10
Stock-based compensation	9	18	30	52

Total salaries, benefits and stock-based compensation	$31	$47	$99	$147

Salaries, benefits and stock-based compensation for the three and nine months ended September 30, 2010 decreased $16 million, or 34%, and $48 million, or 33%, respectively, from the comparable periods in 2009 primarily due to (i) a decrease in the number of employees and (ii) lower stock-based compensation during the three and nine months ended September 30, 2010 as a result of the acceleration of stock-based compensation in the fourth quarter of 2009 from the completion of a tender offer for certain eligible employee stock options.

To better align our organization and cost structure with the current economic conditions, we undertook strategic reviews of our business in 2009 and 2008. As a result of these reviews, we closed several offices and eliminated 160 and 72 positions during the 2008 and 2009 fiscal years, respectively. As of September 30, 2010, we had total employees of 243 compared to total employees of 335 as of September 30, 2009.

During the fourth quarter of 2009, we completed a tender offer for certain eligible employee stock options. Pursuant to the tender offer, we offered employees a cash payment for the voluntary cancellation of certain eligible outstanding employee stock options. As a result of the tender offer, unrecognized compensation cost of $21 million for the tendered unvested options expected to vest was accelerated and recorded as compensation expense in the fourth quarter of 2009. Accordingly, the stock-based compensation cost for the three and nine months ended September 30, 2010 is lower as compared to the comparable prior periods in part due to the positive impact of the accelerated employee stock options in future periods.

General and Administrative

General and administrative expenses decreased by $7 million, or 30%, and by $12 million, or 19%, for the three and nine months ended September 30, 2010, respectively, over the comparable periods in 2009 primarily due to fewer employees and offices.

Debt Refinancing Costs

During the nine months ended September 30, 2010 and 2009, we incurred non-recurring debt refinancing costs from both our unsecured creditors’ legal and financial advisors that were engaged in connection with our debt refinancing negotiations and the closing of our debt refinancing transaction in June 2010. We do not anticipate any additional costs in future periods associated with our debt refinancing transaction.

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments for the three and nine months ended September 30, 2010 and 2009 consisted of the following individual portfolio company realized gain (loss) greater than $15 million (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Axygen Holdings Corporation	—	$35	—	$35
Edline, LLC	—	16	—	16
Piper Aircraft, Inc.	—	—	—	31
Other, net	11	25	29	37

Total gross realized portfolio gains	$11	$76	$29	$119

ACAS CRE CDO 2007-1, Ltd.	—	—	(170)	—
UFG Member, LLC	(3)	—	(81)	—
GS Mortgage Securities Trust 2007-GG10	(33)	—	(49)	—
Fountainhead Estate Holding Corp.	—	—	(25)	—
ETG Holdings, Inc.	—	—	(22)	—
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	—	—	(19)	—
Resort Funding Holdings, Inc.	—	—	(18)	—
CCRD Operating Company, Inc.	(17)	—	(17)	—
Genband Inc.	—	—	(15)	—
Anchor Drilling Fluids USA, Inc.	—	(40)	—	(40)
TestAmerica Environment Services, LLC	—	(39)	—	(39)
Ford Motor Company	—	(18)	—	(18)
Consolidated Bedding, Inc.	—	—	—	(196)
Barton-Cotton Holding Corporation	—	—	—	(74)
Halex Holdings Corp.	—	—	—	(29)
Venus Swimwear, Inc.	—	—	—	(19)
Foamex, L.P.	—	—	—	(18)
Small Smiles Holding Company, LLC	—	—	—	(17)
Other, net	(12)	(26)	(65)	(103)

Total gross realized portfolio loss	$(65)	$(123)	$(481)	$(553)

Total net realized portfolio loss	$(54)	$(47)	$(452)	$(434)
Interest rate derivative periodic interest payments, net	(14)	(16)	(46)	(40)
Interest rate derivative termination payments	—	(3)	(14)	(3)
European Capital put option agreement	—	—	—	(44)
Foreign currency transactions	—	—	(2)	(2)

Total net realized loss	$(68)	$(66)	$(514)	$(523)

The following are summary descriptions of portfolio company realized gains or losses greater than $30 million.

In the second and third quarters of 2010, we wrote off $49 million of non-investment grade CMBS bonds in GS Mortgage Securities Trust 2007-GG10. We did not receive any proceeds, realizing a loss of $49 million fully offset by a reversal of unrealized depreciation.

In the second quarter of 2010, we wrote off our remaining notes in ACAS CRE CDO 2007-1, Ltd., a commercial real estate CDO secured by CMBS bonds, realizing a total loss of $170 million offset by a reversal of unrealized depreciation of $170 million.

In the first quarter of 2010, our portfolio company UFG Member, LLC was sold. As part of the sale proceeds, we received a partial payment on our remaining subordinated debt investment. The sale proceeds we received included a subordinated note from the purchaser, AFA Investments, Inc., that had a fair value of $4 million. We wrote off our remaining subordinated debt investment and our equity investment in UFG Member, LLC realizing a total loss of $81 million offset by a reversal of unrealized depreciation of $68 million.

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

Net Unrealized Appreciation (Depreciation) of Investments

The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross unrealized appreciation of private finance portfolio investments	$135	$154	$483	$274
Gross unrealized depreciation of private finance portfolio investments	(145)	(140)	(243)	(969)

Net unrealized (depreciation) appreciation of private finance portfolio investments	(10)	14	240	(695)
Net unrealized appreciation (depreciation) of European Capital investment	44	42	251	(326)
Net unrealized (depreciation) appreciation of European Capital foreign currency translation	(88)	(48)	75	(46)
Net unrealized appreciation of AGNC	—	14	—	27
Net unrealized appreciation (depreciation) of American Capital, LLC	26	—	62	(158)
Net unrealized appreciation (depreciation) of Structured Products investments	12	23	(4)	14
Reversal of prior period net unrealized depreciation upon realization	44	41	456	434

Net unrealized appreciation (depreciation) of portfolio investments	28	86	1,080	(750)
Foreign currency translation—European Capital	135	53	(70)	50
Foreign currency translation—other	6	4	(1)	4
Derivative agreements and other	(11)	(32)	(15)	25
Reversal of prior period net unrealized depreciation on option agreements upon realization	—	—	—	49

Net unrealized appreciation (depreciation) of investments	$158	$111	$994	$(622)

See our “Investment Valuation Policy” in Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our valuation methodologies.

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $6,138 million and fair value of $4,747 million as of September 30, 2010. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

For the three months ended September 30, 2010, the $10 million of net unrealized depreciation on our private finance portfolio investments was driven by lower performance and credit of one portfolio company, partially offset by a modest improvement in the performance of a majority of our portfolio companies. For the nine months ended September 30, 2010, the $240 million of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance, multiple expansion of comparable companies and narrowing investment spreads. The operating results for our private finance portfolio companies began improving in the latter half of 2009 which coincided with the end of the recent global economic recession in June 2009.

For the three months ended September 30, 2009, the $14 million of net unrealized appreciation on our private finance portfolio investments was driven by modestly improved narrowing of market yields on debt investments, partially offset by lower performance and credit on a small population of our portfolio. For the nine months ended September 30, 2009, the $695 million of net unrealized depreciation on our private finance portfolio investments was driven primarily by portfolio company performance and credit. The declines related to portfolio company performance and credit for the nine months ended September 30, 2009 was driven mostly by declines in the operating results of certain of our portfolio companies due to the recent global economic recession.

European Capital

For the three months ended September 30, 2010, we recognized unrealized depreciation of $44 million on our investment in European Capital comprised of $44 million unrealized appreciation on our investment and $88 million of depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. For the nine months ended September 30, 2010, we recognized unrealized appreciation of $326 million on our investment in European Capital comprised of $251 million unrealized appreciation on our investment and $75 million of appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. As of September 30, 2010, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $499 million, respectively, and a debt investment with a fair value and cost basis of $12 million.

European Capital is an investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior debt, subordinated debt and equity. European Capital’s underlying portfolio investments are recorded at fair value determined in accordance with U.S. GAAP and by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In determining the fair value of our investment in European Capital, we concluded that our wholly-owned equity investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including the yield and tenor of European Capital’s credit facilities, recent comparable transactions and public comparables and an implied required market return on equity by market participants, which indicate fair values at a discount to NAV. The unrealized appreciation on our investment of $44 million and $251 million during the three and nine months ended September 30, 2010, respectively, excluding unrealized appreciation/(depreciation) on foreign currency, was due primarily to an increase in the NAV of European Capital and a reduction to the discount applied to NAV.

The following is a summary composition of European Capital’s NAV and our equity investment’s implied discount to its NAV as of September 30, 2010 and December 31, 2009 (€ and $ in millions):

	September 30, 2010	December 31, 2009
Debt investments at fair value	€833	€1,038
Equity investments at fair value	187	174
Other assets and liabilities, net	36	94
Secured debt at cost	(355)	(569)
Unsecured debt at cost	(109)	(191)
Unsecured debt from American Capital at cost	(9)	(18)

NAV (Euros)	€583	€528
Exchange rate	1.36	1.43

NAV (U.S. dollars)	$793	$755

Fair value of American Capital equity investment	$499	$243

Implied discount to NAV	37.1%	67.8%

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital, is a holding company of wholly-owned third-party fund managers with a cost basis of $66 million and fair value of $87 million as of September 30, 2010. During the three and nine months ended September 30, 2010, we recognized $26 million and $62 million, respectively, of unrealized appreciation on our investment in American Capital, LLC. The funds managed by American Capital, LLC are European Capital, AGNC, ACE I, ACE II and ACAS CLO-1. The appreciation in the fair value of American Capital, LLC for the three and nine months ended September 30, 2010 was primarily due to improved performance of the funds that it manages and an increase in the size of the AGNC investment portfolio.

Structured Products

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities with a cost basis of $609 million and fair value of $153 million as of September 30, 2010. During the three and nine months ended September 30, 2010, we recorded $12 million of net unrealized appreciation and $4 million of net unrealized depreciation on our Structured Products investments, respectively. Our CMBS portfolio experienced $1 million of net unrealized appreciation and $21 million of net unrealized depreciation during the three and nine months ended September 30, 2010, respectively. Our CLO and CDO portfolios of commercial loans experienced $11 million and $17 million of net unrealized appreciation during the three and nine months ended September 30, 2010, respectively.

Foreign Currency Translation

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. For the three and nine months ended September 30, 2010, we recorded net unrealized appreciation of $141 million and net unrealized depreciation $71 million, respectively, primarily as a result of changes in the Euro and U.S. dollar exchange rates.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or deprecation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the U.S. dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the U.S. dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. Accordingly, for the three and nine months ended September 30, 2010, we recorded unrealized appreciation of $135 million and unrealized depreciation of $70 million for foreign currency translation, respectively, for the cost basis in our investment in European Capital (included in our total unrealized appreciation of $141 million and total unrealized depreciation of $71 million for foreign currency translation for the three and nine months ended September 30, 2010, respectively), which was partially offset by unrealized depreciation of $88 million and unrealized appreciation of $75 million, respectively, for the foreign currency translation of our cumulative unrealized depreciation of our investment in European Capital which is included in our total net unrealized appreciation of portfolio investments.

Derivative and Option Agreements and other

During the three and nine months ended September 30, 2010, we recorded $11 million and $15 million of net unrealized depreciation, respectively, from derivative agreements and other, primarily interest rate swaps. The fair value of the net liability for our derivative agreements as of September 30, 2010 was $126 million, which included a $19 million net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

During the three and nine months ended September 30, 2009, we recorded $32 million of net unrealized depreciation and $25 million of net unrealized appreciation, respectively, from derivative agreements and other. In addition, during the nine months ended September 30, 2009, we recorded a $49 million reversal of prior period net unrealized depreciation from the termination of the European Capital put option agreement.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the last twelve months (“LTM”) and quarter ended September 30, 2010 and 2009:

	Period Ended September 30,
	2010	2009
LTM net operating income return on average equity at cost	2.6%	2.5%
LTM realized loss return on average equity at cost	(10.9)%	(6.1)%
LTM earnings (loss) return on average equity	26.9%	(90.3)%
Current quarter net operating income return on average equity at cost annualized	4.0%	2.1%
Current quarter realized loss return on average equity at cost annualized	(0.6)%	(2.2)%
Current quarter earnings return on average equity annualized	18.7%	15.0%

Financial Condition, Liquidity and Capital Resources

The economic recession and crisis in the global credit markets during the past two years has adversely affected all industry sectors. During this two-year period, we suffered significant net depreciation, higher defaults and losses in many of our investments, and as a result became over levered and defaulted on our primary unsecured borrowing arrangements. In June 2010, we successfully completed a refinancing of our $2.3 billion of outstanding unsecured borrowings. As a part of the refinancing, we repaid $1,030 million of our unsecured obligations and issued $1,307 million of fixed and floating rate secured loans or notes due December 2013 in exchange for the remaining obligations. During the three months ended September 30, 2010, we repaid $200 million of these newly issued loans and notes, thereby reducing the aggregate outstanding balance to $1,107 million as of September 30, 2010. We also granted a lien on substantially all of our existing and hereafter acquired unencumbered assets as collateral for the newly issued loans and notes. The newly issued loans and notes do not have any scheduled amortization requirements until June 30, 2013. See Note 4 to our consolidated interim financial statements included in this Form 10-Q for additional disclosures regarding the exchange transaction.

Additionally we believe that the economic recession and global financial crisis has resulted in fewer firms interested in financing assets or businesses, tighter lending standards and reduced access to capital. The economic recession and global financial crisis has contributed to a decline in earnings and/or decline in valuation multiples for our portfolio companies and widened the investment spreads on Structured Products and certain of our private finance debt investments causing decreases in the fair value of these investments during this two-year period. Although we began to experience some signs of stabilization and improvement during the latter part of 2009 and the first nine months of 2010 in the earnings and valuation multiples of our portfolio companies and in the investments spreads on our Structured Products and private finance debt investments, we may experience volatile market swings that could lead to a further decline in earnings and/or decline in valuation multiples for our portfolio companies or could lead to further widening of investment spreads on Structured Products or private finance debt investments causing a further decrease in the fair value of these investments.

Currently, our primary sources of liquidity are our cash and cash equivalents and our portfolio investments. As of September 30, 2010, we had $109 million of cash and cash equivalents and $129 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the three and nine months ended September 30, 2010, we received cash proceeds from the realizations of portfolio investments of $305 million and $819 million, respectively. During the nine months ended September 30, 2010, we principally funded our operations, including our investing activities, from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

Operating and Investing Cash Flow

For the nine months ended September 30, 2010, cash provided by operations was $47 million compared to $120 million of cash provided by operations during the comparable period in 2009. Our cash flow from operations for the nine months ended September 30, 2010 was primarily negatively impacted by a reduction in the recurring cash flow generated from our declining investment portfolio over the comparable period in 2009. Our cash flows provided by operations improved to $48 million during the three months ended September 30, 2010, as compared to the first and second quarters of 2010, primarily due to the completion of our debt refinancing in June 2010 which eliminated debt refinancing costs and reduced interest expense during the three months ended September 30, 2010. One of our other sources of liquidity is our investment portfolio. For the nine months ended September 30, 2010, we received net cash from investing activities totaling $613 million. Included in our cash from investing activities were cash proceeds from the realization of portfolio investments totaling $819 million for the nine months ended September 30, 2010. As of September 30, 2010, we had portfolio investments totaling $5.6 billion at fair value, including $3.4 billion in debt investments, $2.0 billion in equity investments and $0.2 billion in Structured Product investments. Our investments are generally illiquid and no active primary or secondary market for the trading of these investments exists. We are generally repaid our investments upon a change of control event of the portfolio company such as sale or recapitalization of the portfolio company. We currently have several portfolio companies in various stages of the sale process; however, there are no assurances that we will be able to realize proceeds from our investments in the future.

Due to the substantial decline in investing in new portfolio investments and the successful efforts in realizing proceeds from many of our investments, our investment portfolio at cost decreased from $10.7 billion as of December 31, 2008 to $8.1 billion as of September 30, 2010. More specifically, our private finance debt portfolio, which is the significant contributor to our operating income and our operating cash flows, decreased from $6.2 billion at cost as of December 31, 2008 to $4.0 billion at cost as of September 30, 2010. As a result of the decrease in our private finance debt portfolio, costs associated with our debt refinancing and the increase in our cost of capital during 2009 and the first nine months of 2010, our operating cash flows decreased from $120 million for the nine months ended September 30, 2009 to $47 million for the nine months ended September 30, 2010. Furthermore, for the three and nine months ended September 30, 2010, approximately $53 million and $167 million, respectively, of interest income collected during the quarter was generated from securitized assets and is included in our cash flow from operations, all of which is currently required to be used to pay interest and principal on the outstanding notes in our securitizations with such principal payments included in our cash flow from financing activities. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as the disposition of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, distribute dividends to maintain our status as a regulated investment company (“RIC”) and fund capital to our current portfolio companies. However, there is no certainty that we will generate sufficient liquidity to meet our liquidity needs. In addition to liquidity generated from our investment portfolio, we may elect to raise new capital to generate liquidity to execute our current business strategy or for other corporate purposes.

Debt Capital

Our debt obligations consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Fixed rate private secured notes due December 2013	$373	$—
Floating rate private secured loans due December 2013	206	—
Fixed rate public secured notes due December 2013	524	—
Floating rate public secured notes due December 2013	4	—
Unsecured public debt due August 2012	11	548
ACAS Business Loan Trust 2004-1 asset securitization	130	170
ACAS Business Loan Trust 2005-1 asset securitization	541	696
ACAS Business Loan Trust 2006-1 asset securitization	310	377
ACAS Business Loan Trust 2007-1 asset securitization	225	294
ACAS Business Loan Trust 2007-2 asset securitization	193	255
Unsecured revolving credit facility	—	1,388
Unsecured private debt due September 2009	—	84
Unsecured private debt due August 2010	—	134
Unsecured private debt due February 2011	—	26
Unsecured private debt due September 2011	—	95
Unsecured private debt due October 2020	—	75

Total	$2,517	$4,142

The daily weighted average debt balance for the three months ended September 30, 2010 and 2009 was $2,715 million and $4,289 million, respectively. The daily weighted average debt balance for the nine months ended September 30, 2010 and 2009 was $3,575 million and $4,343 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended September 30, 2010 and 2009 was 5.3% and 7.9%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the nine months ended September 30, 2010 and 2009 was 5.6 % and 6.0%, respectively. Comparisons to the prior periods of the weighted average interest rate is also impacted by additional interest expense during the three and nine months ended September 30, 2009 for the accrual of a $22 million make-whole interest payment on our unsecured debt that was refinanced in the second quarter of 2010.

As a business development company (“BDC”), we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of September 30, 2010, our asset coverage was 230%. Prior to June 30, 2010, our asset coverage had been below 200% since December 31, 2008.

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

The exchange transactions discussed above are accounted for as a modification of debt in accordance with ASC 470-50, Modifications and Extinguishments. Accordingly, the aggregate fees of $26 million paid at closing to the lenders and noteholders were capitalized and are amortized into interest expense over the life of the notes and loans using the effective interest method, while fees paid to other third-party advisors were expensed as incurred. As a result, we recognized $21 million of debt refinancing costs during the nine months ended September 30, 2010 consisting of fees paid to third-party advisors and the writeoff of a portion of the existing unamortized deferred financing costs attributable to the unsecured debt that was repaid in cash.

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

Scheduled Amortization—The following table sets forth the aggregate scheduled amortization (“Aggregate Scheduled Amortization Amounts”) on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes as of September 30, 2010. The New Secured Public Notes are not subject to amortization or other mandatory redemptions. Under the terms of the New Debt Agreements, we may defer payment of up to $200 million of the Aggregate Scheduled Amortization Amounts prior to June 30, 2013, which payment deferral is reflected in the table below.

Date	Aggregate Scheduled Amortization
December 31, 2011	$—
June 30, 2012	$—
December 31, 2012	$—
June 30, 2013	$420
Final Maturity	Outstanding Balance

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

Interest—The Floating Rate Private Secured Loans and Floating Rate Public Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Public Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion. As of September 30, 2010, the aggregate outstanding amount of the New Secured Debt was $1,107 million.

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

Date	Aggregate Penalty Amortization
December 31, 2011	$—
June 30, 2012	$—
December 31, 2012	$270
June 30, 2013	$309

The following table sets forth the interest rates on our outstanding secured borrowing arrangements as of September 30, 2010:

Facility	Interest Rate
Fixed rate private secured notes due December 2013	8.96%
Floating rate private secured loans due December 2013	8.50%
Fixed rate public secured notes due December 2013	8.96%
Floating rate public secured notes due December 2013	8.50%

Fees—We are required to pay an extension fee in an amount equal to 1% of the aggregate principal amount of the New Secured Debt outstanding on each of December 30, 2011 and December 31, 2012, payable on such date.

Security and Ranking—The New Secured Debt is a senior obligation of the company and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets. The cost basis and fair value of the investment collateral securing the New Secured Debt consisted of the following as of September 30, 2010 (in millions):

	Cost Basis	Fair Value
Senior debt	$963	$682
Subordinated debt	984	792
Preferred equity	1,522	1,058
Common equity	1,843	869
Equity warrants	92	70
Structured Products	596	151

Total investment collateral	$6,000	$3,622

Total investment non-collateral	$8,142	$5,566

Covenants—The financial covenants under the New Debt Agreements include (i) maintenance of a minimum ratio of adjusted operating cash flow to interest expense and (ii) a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. Additional covenants include (i) restrictions on the incurrence of certain additional debt, (ii) restrictions on acquisitions and investments, and (iii) restrictions on the payments of dividends and other distributions. However, we are permitted under the New Debt Agreements to pay dividends to the extent necessary in order to maintain our RIC status provided that such dividends are paid in additional shares of our common stock to the extent allowed by IRS Revenue Procedure 2010-12. There are no limitations in the New Debt Agreements on our payment of cash dividends provided that (i) we maintain an asset coverage ratio of at least 200% as required by the 1940 Act, (ii) we are in pro forma compliance with all financial covenants under the New Debt Agreements, (iii) there are no defaults outstanding under the New Debt Agreements, and (iv) the aggregate principal amount of the New Secured Debt outstanding is less than or equal to $1.4 billion. As of September 30, 2010, we were in compliance with all of the covenants under the New Debt Agreements.

Securitizations

As of September 30, 2010, we were in compliance with all of the covenants for our asset securitizations. Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan (as defined in each indenture for the respective asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of September 30, 2010, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of September 30, 2010, our asset securitizations, which have an outstanding balance of $1.4 billion, are secured by portfolio investments and assets with a fair value of approximately $2.1 billion.

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

As of September 30, 2010, we had derivative agreements, primarily interest rate swap agreements, that had a net fair value liability of $126 million. Certain of our interest rate swap agreements allow the counterparty to terminate the transactions under certain conditions. As of September 30, 2010, none of the counterparties had the right to terminate the agreements.

Equity Capital

As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without either shareholder approval or providing all shareholders a right to participate in the issuance of stock below NAV. As of September 30, 2010, our NAV per share was $9.59 per share and our closing market price was $5.81 per share. On February 12, 2010, our shareholders approved a proposal to authorize us to sell shares of our common stock at prices below the NAV per share in one or more offerings subject to certain limitations, including the prior approval of our Board of Directors. The authorization is effective for a twelve month period expiring on February 12, 2011 and the number of shares that may be issued below NAV per share is limited to 58,324,930 shares of common stock, which was 20% of the number of shares outstanding as of the record date for the shareholder vote of the proposal, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations.

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

Future Distribution Requirements

If we qualify as a RIC and annually distribute to our shareholders in a timely manner at least 90% of our taxable ordinary income, we will not be subject to federal income tax on the portion of our taxable ordinary income and long-term capital gains we distribute to our shareholders. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax fiscal year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax fiscal year. We have a tax fiscal year that ends on September 30. We intend to continue to distribute sufficient dividends to eliminate our taxable income. However, we may elect to not distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to federal income tax on such undistributed amounts. For our tax fiscal year ended September 30, 2009, we do not have any remaining undistributed ordinary taxable income. For our tax fiscal year ended September 30, 2010, we expect to have a taxable ordinary loss and a net long-term capital loss.

For any tax fiscal years ending on or before December 31, 2011, we can fulfill our distribution requirements by distributing up to 90% of a declared dividend in the form of our common stock. In order to utilize this option, we must allow each shareholder to elect to receive his or her entire distribution in either cash or our stock subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

Commitments

As of September 30, 2010, we had commitments under loan and financing agreements to fund up to $205 million to 36 portfolio companies, with $41 million of the commitments related to undrawn revolving credit facilities for European Capital (see Note 11 to our consolidated interim financial statements in this Form 10-Q). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of September 30, 2010, loans on non-accrual status for 32 portfolio companies had a cost basis of $746 million and had a fair value of $265 million.

As of September 30, 2010 and December 31, 2009, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	September 30, 2010	December 31, 2009
Current	$3,074	$3,572

0 - 30 days past due	102	38
31 - 60 days past due	—	—
61 - 90 days past due	—	—
Greater than 90 days past due	50	50

Total past due accruing loans at cost	152	88
Non-accruing loans at cost	746	811

Total loans at cost	$3,972	$4,471

Non-accruing loans at fair value	$265	$290

Total loans at fair value	$3,378	$3,729

Non-accruing loans at cost as a percent of total loans at cost	18.8%	18.1%

Non-accruing loans at fair value as a percent of total loans at fair value	7.8%	7.8%

We believe that debt service collection is probable for our loans that are past due. Non-accruing loans at cost decreased $65 million from December 31, 2009 to September 30, 2010 primarily due to approximately $70 million of loan write-offs and exits, approximately $115 million of loans removed from non-accrual status due to improved portfolio company performance and $77 million of debt-to-equity recapitalizations during the period partially offset by approximately $175 million in loans placed on non-accrual status due to weaker portfolio company performance and an approximate $15 million increase in cost basis of existing loans on non-accrual status.

During the second and third quarters of 2010, no portfolio companies were recapitalized that involved exchanging our loans for equity securities. During the first quarter of 2010, three portfolio companies were recapitalized that included exchanging our loans for preferred or common equity securities that had a cost basis of $77 million and a fair value of $6 million.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2001 static pool consists of the investments made from the time of our initial public offering (“IPO”) through the year ended December 31, 2000. The following table contains a summary of portfolio statistics as of and for the period ended September 30, 2010:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited)	Pre-2001	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	Pre-2001 - 2010 Aggregate	2005 - 2010 Aggregate
IRR at Fair Value of All Investments(2)	8.1%	18.1%	8.3%	20.4%	13.3%	6.8%	8.4%	-9.9%	3.6%	—	—	5.7%	1.4%
IRR of Exited Investments(5)	8.6%	20.3%	9.1%	23.4%	17.1%	21.9%	10.1%	-10.1%	-74.9%	—	—	11.6%	8.5%
IRR at Fair Value of Equity Investments Only(2)(3)(4)	6.0%	46.9%	11.5%	27.4%	27.1%	-2.8%	13.4%	-16.2%	5.2%	—	—	4.3%	-1.8%
IRR of Exited Equity Investments Only(3)(4)(5)	8.5%	48.8%	18.3%	32.2%	43.0%	47.3%	18.9%	8.2%	69.0%	—	—	26.3%	27.7%
Original Investments and Commitments	$1,065	$376	$962	$1,436	$2,266	$4,643	$5,188	$7,409	$1,036	$—	$—	$24,381	$18,276
Total Exits and Prepayments of Original Investments and Commitments	$998	$353	$757	$1,083	$1,830	$2,355	$3,521	$3,622	$55	$—	$—	$14,574	$9,553
Total Interest, Dividends and Fees Collected	$451	$148	$345	$423	$629	$1,015	$977	$974	$226	$—	$—	$5,188	$3,192
Total Net Realized (Loss) Gain on Investments	$(128)	$(4)	$(90)	$142	$27	$279	$(103)	$(695)	$(50)	$—	$—	$(622)	$(569)
Current Cost of Investments	$82	$23	$202	$340	$468	$2,050	$1,332	$2,830	$815	$—	$—	$8,142	$7,027
Current Fair Value of Investments	$32	$3	$148	$417	$356	$1,283	$1,098	$1,544	$685	$—	$—	$5,566	$4,610
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.6%	0.1%	2.6%	7.5%	6.4%	23.1%	19.7%	27.7%	12.3%	—	—	100.0%	82.8%
Net Unrealized Appreciation (Depreciation)	$(50)	$(20)	$(54)	$77	$(112)	$(767)	$(234)	$(1,286)	$(130)	$—	$—	$(2,576)	$(2,417)
Non-Accruing Loans at Cost	$—	$13	$28	$—	$47	$70	$128	$438	$22	$—	$—	$746	$658
Non-Accruing Loans at Fair Value	$1	$2	$21	$—	$16	$71	$54	$74	$26	$—	$—	$265	$225
Equity Interest at Fair Value(3)	$7	$—	$7	$184	$72	$822	$415	$318	$210	$—	$—	$2,035	$1,765
Debt to EBITDA(6)(7)(8)(12)	4.4	NM	7.4	3.9	6.0	5.1	5.2	6.7	5.5	—	—	5.7	5.8
Interest Coverage(6)(8)(12)	2.3	NM	1.5	3.5	2.1	3.5	2.8	2.1	1.7	—	—	2.5	2.5
Debt Service Coverage(6)(8)(12)	2.2	NM	1.3	3.3	1.6	2.8	2.0	1.8	1.6	—	—	2.1	2.0
Average Age of Companies(8)(12)	42 yrs	25 yrs	53 yrs	40 yrs	45 yrs	29 yrs	35 yrs	31 yrs	25 yrs	—	—	33 yrs	31 yrs
Diluted Ownership Percentage(3)(12)	63%	86%	37%	52%	44%	66%	41%	44%	41%	—	—	49%	49%
Average Sales(8)(9)(12)	$44	$6	$53	$199	$104	$105	$148	$206	$101	$—	$—	$151	$155
Average EBITDA(8)(10)(12)	$5	$(1)	$10	$40	$25	$21	$35	$40	$29	$—	$—	$33	$34
Average EBITDA Margin(12)	11.4%	-16.7%	18.9%	20.1%	24.0%	20.0%	23.6%	19.4%	28.7%	—	—	21.9%	21.9%
Total Sales(8)(9)	$79	$296	$177	$1,325	$842	$1,266	$5,397	$8,192	$1,294	$—	$—	$18,868	$16,149
Total EBITDA(8)(10)	$8	$5	$21	$198	$167	$237	$665	$1,574	$258	$—	$—	$3,133	$2,734
% of Senior Loans(8)(11)	72%	33%	55%	61%	40%	36%	31%	59%	26%	—	—	45%	43%
% of Loans with Lien(8)(11)	100%	68%	100%	100%	90%	90%	93%	93%	61%	—	—	90%	88%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment.
(2)	Assumes investments are exited at current fair value.
(3)	Excludes investments in Structured Products.
(4)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(5)	Includes exited securities of existing portfolio companies.
(6)	These amounts do not include investments in which we own only equity.
(7)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(8)	Excludes investments in Structured Products, managed funds and American Capital, LLC.
(9)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(10)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(11)	As a percentage of our total debt investments.
(12)	Weighted average based on fair values.

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

Interest Rate Risk

As of September 30, 2010, after adjusting for the use of interest rate swaps, 24%, or $1.0 billion of principal, of our debt investments provided fixed rate returns and 76%, or $3.3 billion of principal, provided floating rate returns tied primarily to LIBOR. Excluding debt investments on non-accrual status, 16%, or $0.5 billion of principal, of our accruing debt investments provided fixed rate returns and 84%, or $2.7 billion of principal, provided floating rate returns tied primarily to LIBOR. As of September 30, 2010, we had total borrowings outstanding of $1.6 billion that had a variable rate of interest based on LIBOR, the prime rate or the federal funds rate.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the third quarter of 2010.

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

The economic recession has adversely affected our business and a continuation of the adverse market and economic conditions could cause further harm to our operating results

The economic recession had a significant negative impact on the fair value of our portfolio investments evidenced by the significant net unrealized depreciation on our portfolio investments during 2008 and 2009. In addition, many of our portfolio companies are susceptible to the current economic downturn and may be unable to repay our debt investments, may be unable to be sold at a price that we could recover our investment, or even continue to operate during such periods. As a result, since the beginning of the economic recession, our non-performing assets have increased and may continue to increase and the value of our portfolio has decreased and may continue to decrease during an economic downturn. Our ability to obtain capital to invest in existing and new portfolio investments has also been impaired by the economic downturn. These results could have a material adverse effect on our business, financial condition and results of operations.

We have loans to and investments in middle market borrowers who may default on their loans or provide no return on our investments

We have invested in and made loans to privately-held, middle market businesses. There is generally no publicly available information about these businesses. Therefore, we rely on our principals, associates, analysts and consultants to investigate and monitor these businesses. The portfolio companies in which we have invested may have significant variations in operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by senior lenders. Numerous factors may affect a portfolio company’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a portfolio company’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. We have also made unsecured and subordinated loans and invested in equity securities, which involve a higher degree of risk than senior loans. In certain cases, our involvement in the management of our portfolio companies may subject us to additional defenses and claims from borrowers and third parties. These conditions may make it difficult for us to obtain repayment of our investments.

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

Our senior loans generally are secured by the assets of our borrowers, however certain of our senior loans may have a second priority lien and thus, our security interest may be subordinated to the payment rights and security interest of the first lien senior lender. Additionally, our subordinated loans may or may not be secured by the assets of the borrower; however, if a subordinated loan is secured, our rights to payment and our security interest are usually subordinated to the payment rights and security interests of the first lien and second lien senior lenders. Therefore, we may be limited in our ability to enforce our rights to collect our second lien senior loans or subordinated loans and to recover any of the loan balance through a foreclosure of collateral.

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

We are dependent upon our key management personnel for our future success

We are dependent on the diligence and skill of our senior management and other members of management for raising capital and the selection, structuring, monitoring, restructuring/amendment and sale of our investments. Our future success depends to a significant extent on the continued service and coordination of our senior management and other members of management. Due to such factors as limitations on our ability to raise capital for new investments, it may be difficult to retain such individuals. The departure of certain executive officers or key employees could materially adversely affect our ability to implement our business strategy. We do not maintain key man life insurance on any of our officers or employees.

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

Risks Related to Liquidity and Capital Resources

Our secured borrowing arrangements impose significant limitations on us

New Secured Debt. As of September 30, 2010, we had $206 million of floating rate secured loans under our term facility with Citicorp North America, Inc., as administrative agent (the “Credit Facility”), and $901 million of fixed and floating rate secured notes, issued under an indenture with Wilmington Trust FSB, as trustee (collectively, the “New Secured Debt”). Certain tranches of the secured notes are call-protected and except under certain circumstances, may only be redeemed by us prior to August 1, 2012 with a penalty. The remaining secured loans and notes have scheduled amortization and are subject to mandatory redemptions with proceeds from new debt and equity issuances, realized proceeds and excess cash flow. As a result, our ability to utilize our excess cash flow, investment sale proceeds or capital raising proceeds for reinvestment purposes is limited.

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

Securitized Debt. As of September 30, 2010, we also had $1.4 billion outstanding under secured private term debt (“Term Debt Notes”) issued by our consolidated trusts to institutional investors. These securities contain customary default provisions, as well as the following default provisions: a failure on our part, as the originator of the loans securing the Term Debt Notes or as the servicer of these loans, to make any payment or deposit required under related agreements within two business days after the date the payment or deposit is required to be made, or if we alter or amend our credit and collection policy in a manner that could have a material adverse effect on the holders of the Term Debt Notes or the voluntary or involuntary commencement of a case against us under Title eleven of the United States Code.

Under the terms of each of our Term Debt Notes, if any loan collateral in each trust becomes a defaulted loan, as defined in each indenture, all interest and principal collections that would be applied to the subordinated notes retained by us are used to sequentially pay down the principal of the notes that are generally held by third party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of September 30, 2010, there was defaulted loan collateral in each of the consolidated trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As a result, all current interest and principal collections from the loan collateral in the consolidated trusts is required to be used to repay the Term Debt Notes and is not available to fund our other operating, investing or financing requirements.

As a BDC, the 1940 Act generally limits our ability to issue Senior Securities if our asset coverage ratio does not exceed 200% immediately after each issuance of Senior Securities or remain equal to or greater than our asset coverage prior to such issuance.

As a BDC, the 1940 Act generally limits our ability to issue Senior Securities if our asset coverage ratio does not exceed 200% immediately after each issuance of Senior Securities or remain equal to or greater than our asset coverage prior to such issuance. Asset coverage ratio is defined in the 1940 Act as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. From December 31, 2008 through March 31, 2010, our asset coverage ratio was less than 200%, and we were prohibited from issuing any additional Senior Securities other than for the purpose of immediately repaying existing debt, until our asset coverage ratio exceeded 200%, except for temporary borrowings that are repaid within 60 days and, limited to no more than 5% of our total assets. As of September 30, 2010, our asset coverage ratio was 230%. There are no assurances that we will be able to remain in compliance with this requirement. Thus, our access to funding to operate our business may be prohibited again in the future, and may have a material adverse affect on our business operations.

As a BDC, the 1940 Act generally limits our ability to issue equity below our NAV per share

Because we are subject to regulatory restrictions on the amount of debt we can issue, we are dependent on the issuance of equity as a financing source. As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without shareholder approval. Earlier this year, we received shareholder approval to sell a limited number of shares of our common stock at prices below our NAV per share in one or more offerings subject to certain conditions, including the prior approval of our Board of Directors. We subsequently sold almost all of such shares in a public offering, and only have shareholder authorization until February 12, 2011 to sell up to the remaining 24,930 shares at a price below our NAV per share. As of September 30, 2010, the closing price of our common stock was $5.81 per share, which was significantly less than our NAV of $9.59 per share. If our common stock continues to trade at a discount to NAV, this regulatory restriction could adversely affect our financial condition by impairing our ability to raise additional equity capital, which could help reduce our borrowing costs and strengthen our balance sheet. In addition, even if we were to issue equity at a price below our NAV per share, it could result in a dilution in our NAV per share, which could result in a decline in the market price of our common stock.

Our interest rate swap agreements contain covenants that place limitations on us

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Certain of our interest rate swap agreements also contain an event of default that allows a counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. As of September 30, 2010, all of our interest rate swap agreements not held by our consolidated affiliate trusts were secured by a first priority lien, subject to certain permitted liens, on substantially all of our non-securitized assets pari passu with our New Secured Debt. We are prohibited under the terms of our New Secured Debt from collateralizing any new hedging agreements entered into after June 28, 2010.

As of September 30, 2010, we were in compliance with the above covenants for our interest rate swap agreements. However, there are no assurances that we will be able to remain in compliance. In the event of a default under our interest rate swap agreements, if our counterparties elected to terminate their agreements with us, it could have a material adverse effect on our business, financial condition and results of operations.

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

The following table is designed to illustrate the effect on returns to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate of 5.6% for the twelve months ended September 30, 2010, and assuming hypothetical annual returns on our portfolio of minus 15% to plus 15%. As can be seen, leverage generally increases the return to shareholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	-15%	-10%	-5%	0%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	-21.0%	-11.9%	-2.8%	6.4%	15.5%	24.6%	33.7%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense accrued during the period is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of the beginning of the period to determine the “Corresponding Return to Common Shareholders.”

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

We currently have a non-investment grade corporate credit rating and we could experience further downgrades

As of September 30, 2010, our corporate credit rating was B2, B- and B+ by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively, which represents a downgrade from Baa3, BBB and BBB, respectively, as of December 31, 2008. Any rating below BBB or Baa2 is considered non-investment grade. If these credit ratings were to not improve or even be further downgraded, our ability to refinance or raise additional debt, particularly at attractive rates, could be negatively impacted. Any of these occurrences could have a material effect on our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

There is a risk that you may not receive dividends

Since our IPO, we have distributed and currently intend to distribute more than 90% of our taxable ordinary income to our shareholders in order to continue to qualify as a RIC and have distributed and currently intend to distribute sufficient dividends to eliminate our taxable ordinary income and capital gains. However, due to the global financial and liquidity crisis, there can be no assurance that we will have sufficient liquidity to pay these amounts by the required dates to maintain our qualification as a RIC and to eliminate all of our taxable ordinary income.

Pursuant to applicable tax regulations, we are also required to include in taxable income certain amounts that have not yet been collected in cash such as payment-in-kind interest or original issue discount accretion. Since we may be required to recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our taxable ordinary income to continue to qualify as a RIC.

As a RIC, we could elect to retain our net long-term capital gains and pay a federal income tax on such gains on behalf of our shareholders treating them as a deemed distribution for tax purposes.

Historically, we have declared a dividend every quarter since our IPO through the third quarter of 2008. However, we have not declared a dividend since the second quarter of 2009. There may be a risk that we will generate taxable income in future periods that is significantly lower than in prior periods or there may be a risk that we do not generate any taxable income in future periods, which could result in significantly reduced dividends, if any, in future periods as compared to historical levels. We expect to incur a taxable ordinary loss for the tax fiscal year ended September 30, 2010 and therefore do not expect to have any dividend distribution requirements for such tax fiscal year. We had a net capital loss carryforward of $198 million for our tax fiscal year ending September 30, 2009, which may be carried forward for up to eight years, and expect to incur a net capital loss for our tax fiscal year ended September 30, 2010. To the extent we generate future long-term taxable capital gains, our requirement to distribute those gains as dividends will be reduced by the amount of our net capital loss carryforward. We may also realize losses on certain of our debt and CMBS investments that could qualify as taxable ordinary losses under Section 165, Section 166 or Section 1221 of the Code. As of September 30, 2010, our total debt and CMBS investment portfolio had accumulated net unrealized depreciation of $934 million. In future periods, we could realize losses on certain of these debt and CMBS investments that could qualify as taxable ordinary losses, which could significantly reduce our taxable ordinary income in future periods or could even result in us incurring a taxable ordinary loss in future periods. To the extent our taxable ordinary income is reduced from ordinary losses on the realization of our debt investments, the amount of our taxable ordinary income that we are required to distribute to our shareholders as dividends to maintain our qualification as a RIC or to eliminate our taxable income would be reduced.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow any specified level of cash dividends or year-to-year increases in cash dividends.

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

Future equity financings may be on terms adverse to shareholder interests

We have issued, and may issue in the future, equity capital to help fund our operations and to make investments. Our shareholders approved a proposal at a special meeting on February 12, 2010 that extended the authority we previously received in February 2009, allowing us to sell shares of common stock below NAV per share subject to certain limitations. We issued shares of common stock below our NAV per share in the second quarter of 2010 to certain institutional investors, and in the first quarter of 2009 in connection with our acquisition of those shares of European Capital that we did not own. If we issue any additional shares of common stock below our NAV per share, the interests of our existing shareholders may be further diluted.

The following table is designed to illustrate the dilutive effect on NAV per share if we issue additional shares of common stock below our NAV per share. The table below reflects NAV per share diluted for the hypothetical issuance of 50,000,000 shares of common stock, at hypothetical sales prices of 5%, 10%, 15%, 20%, 25% and 50% below the September 30, 2010 NAV of $9.59 per share.

Assumed Sales price per share below NAV(1)	-50%	-25%	-20%	-15%	-10%	-5%
Diluted NAV per share	$8.98	$9.29	$9.35	$9.41	$9.47	$9.53
% Dilution	-6.4%	-3.2%	-2.6%	-1.9%	-1.3%	-0.6%

(1)	The assumed sales price per share is assumed to be net of any applicable underwriting commissions or discounts.

If we cannot meet NASDAQ’s continued listing requirements, NASDAQ may delist our common stock, which would have an adverse impact on the liquidity and market price of our common stock

Our common stock is currently listed on The NASDAQ Global Select Market. Under NASDAQ rules, a stock can be delisted and not allowed to trade on NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00 per share. Since the beginning of the financial markets crisis, we have and continue to experience significant volatility, including substantial decreases, in the price of our common stock. For the year ended December 31, 2009, the low closing price of our common stock as reported on The NASDAQ Global Select Market was $0.58 per share and the closing price on December 31, 2009 was $2.44 per share. As of September 30, 2010, our closing price was $5.81 per share. There is a risk that the share price of our common stock could decline further if the depressed state of the economy and credit and capital markets continue to impact our operations. There could then be a risk that the share price of our common stock could fall below the minimum listing requirement again, and thus be delisted from NASDAQ. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

*3.1.	American Capital Strategies, Ltd. Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a. of the Registration Statement on Form N-2 (File No. 333-161421), filed August 19, 2009.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No.: 814-00149), dated August 11, 2008.

*4.3.	Indenture between American Capital, Ltd. and Wilmington Trust Company, as successor trustee, dated as of April 26, 2007, incorporated herein by reference to Exhibit 2.d.3. of the Registration Statement on Form N-2 (File No. 333-142398), filed on April 26, 2007.

*4.4.	First Supplemental Indenture by and between American Capital, Ltd. and Wilmington Trust Company, as successor trustee, dated as of July 17, 2007, incorporated herein by reference to Exhibit 4.4 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.5.	Second Supplemental Indenture between American Capital, Ltd. and Wilmington Trust Company, as Trustee, dated as of June 28, 2010, incorporated herein by reference to Exhibit 4.6 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.6.	Indenture between American Capital, Ltd. and Wilmington Trust FSB, as Trustee, dated as of June 28, 2010, incorporated herein by reference to Exhibit 4.7 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.7.	Senior Secured Non-Amortizing Call-Protected Adjustable Fixed Rate Dollar Unrestricted Global Note, No. B-1, CUSIP No. 02503YAF0, payable to Cede & Co., in the amount of $500,000,000, incorporated herein by reference to Exhibit 4.8 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.8.	Senior Secured Non-Amortizing Call-Protected Adjustable Fixed Rate Dollar Unrestricted Global Note, No. B-2, CUSIP No. 02503YAF0, payable to Cede & Co., in the amount of $24,098,000, incorporated herein by reference to Exhibit 4.9 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.9.	Senior Secured Non-Amortizing Call-Protected Floating Rate Dollar Unrestricted Global Note, No. C-1, CUSIP No. 02503YAE3, payable to Cede & Co., in the amount of $4,300,000, incorporated herein by reference to Exhibit 4.10 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.10.	Senior Secured Amortizing Adjustable Fixed Rate Dollar Rule 144A Global Note, No. D-1, CUSIP No. 02503YAC7, payable to Cede & Co., in the amount of $500,000,000, incorporated herein by reference to Exhibit 4.11 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.11.	Senior Secured Amortizing Adjustable Fixed Rate Dollar Rule 144A Global Note, No. D-2, CUSIP No. 02503YAC7, payable to Cede & Co., in the amount of $2,431,467, incorporated herein by reference to Exhibit 4.12 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.12.	Series 6.85% Senior Notes Due 2012, No. 1, CUSIP No. 024937AA2, payable to Cede & Co., in the amount of $500,000,000, incorporated herein by reference to Exhibit 4.13 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.13.	Series 6.85% Senior Notes Due 2012, No. 2, CUSIP No. 024937AA2, payable to Cede & Co., in the amount of $50,000,000, incorporated herein by reference to Exhibit 4.14 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*10.1.	Resignation and Successor Agent Agreement, dated as of July 19, 2010 with Citicorp North America, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 10.1 to Form 8-K (File No. 814-00149), filed on July 22, 2010.

31.1.	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Fully or partly previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL, LTD.

By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann Senior Vice President, Accounting

Date: November 5, 2010