Form 10-K
period 2010-12-31
AMERICAN CAPITAL, LTD
filed 2011-02-28
CIK 817473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐.        No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐.        No  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No.  ☒

As of June 30, 2010, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $1.6 billion based upon a closing price of the Registrant’s common stock of $4.82 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 1, 2011, there were 351,810,813 shares of the Registrant’s common stock legally outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERICAN CAPITAL, LTD.

PART I

Item 1. Business

General

American Capital, Ltd. (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) is a publicly traded private equity firm and global asset manager. We invest in private equity, private debt, private real estate securities and other investments, technology investments, special situation investments, alternative asset funds managed by us and structured finance investments. These investments constitute, in part, what are considered alternative assets. We provide investors the opportunity to participate in the private equity and alternative asset management industry through an investment in our publicly traded stock.

On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One-Stop Buyouts®”) or sponsored by other private equity funds (“Private Equity Buyouts”) and provide capital directly to early stage and mature private and small public companies. We refer to our investments in these companies as our private finance portfolio. We also invest in structured financial product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us. We are also an alternative asset manager with $23 billion of assets under management as of December 31, 2010, including $17 billion of third-party assets. Our alternative asset fund management is conducted through our wholly-owned portfolio company, American Capital, LLC. Our primary business objectives are to increase our net income and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

We also operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we are not subject to federal income tax on the portion of our taxable income and capital gains we distribute to our shareholders, but we are also not able to carry forward ordinary taxable losses from year to year. It is possible that we may not qualify as a RIC in the current or future tax years, but in such circumstance, we would be able to carry forward ordinary taxable losses generated after we no longer qualify as a RIC. We could re-elect RIC status in a subsequent year in which we meet the RIC qualification tests.

In addition to managing American Capital’s assets, we also manage, through our ownership of our portfolio company American Capital, LLC, the following alternative asset funds: European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”).

American Capital Investment Portfolio

We provide investment capital to middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior and mezzanine debt and equity in American Capital One-Stop Buyouts® and Private Equity Buyouts and provide capital directly to early stage and mature private and small public companies. Currently, we will invest up to $300 million in a single middle market transaction in North America. We also invest in Structured Products and alternative asset funds managed by us.

Since our IPO through December 31, 2010, we have invested committed capital of over $5.7 billion in equity securities and over $17.0 billion in debt securities of middle market companies and also have invested $1.7 billion in Structured Products. We have had 316 exits and repayments of over $15.5 billion of our originally invested committed capital, representing 63% of our total capital committed since our IPO, earning a 12% compounded annual return on these investments. We have earned a 26% compounded annual return on our exited equity securities.

Portfolio Composition

As of December 31, 2010, we had investments in 160 portfolio companies with an average investment size, at fair value, of $34 million, or 0.6% of total assets. As of December 31, 2010, our ten largest investments at fair value were $2,429 million, or 40% of total assets, and are as follows (in millions):

Company	Industry	Fair Value	Cost Basis
European Capital Limited	Diversified Financial Services	$636	$1,296
Mirion Technologies, Inc.	Electrical Equipment	314	265
WIS Holding Company, Inc.	Commercial Services & Supplies	282	201
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	262	301
Affordable Care Holding Corp.	Health Care Providers & Services	209	184
CIBT Travel Solutions, LLC	Commercial Services & Supplies	174	179
WRH, Inc.	Life Sciences Tools & Services	154	358
SPL Acquisition Corp.	Pharmaceuticals	138	151
RDR Holdings, Inc.	Household Durables	131	262
American Capital, LLC	Capital Markets	129	58

Total		$2,429	$3,255

As of December 31, 2010, we had total investments of $5.5 billion at fair value. Our investments are composed primarily of private finance portfolio companies, European Capital, Structured Products and American Capital, LLC. Our investments in private finance portfolio companies were generally the result of (i) American Capital One-Stop Buyouts®, (ii) Private Equity Buyouts, or (iii) providing capital directly to early stage and mature private and small public companies. The composition of our investment portfolio as of December 31, 2010, at fair value as a percentage of total investments based on these different product lines is shown below:

The composition summary of our investment portfolio as of December 31, 2010 at fair value as a percentage of total investments by security type is shown below:

Other than our investment in European Capital, our investments are primarily in portfolio companies located in the United States. For summary financial information by geographic area, see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K. We have a diversified investment portfolio and do not concentrate in any one or two industry sectors. We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following chart shows the portfolio composition by industry grouping at fair value as a percentage of total investments as of December 31, 2010. Our investments in European Capital and CLO and CDO securities are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

Private Finance Investments

A majority of our investments have been to assist in the funding of change of control buyouts of privately held middle market companies, which we expect to continue in the future. A change of control transaction could be the result of a corporate divestiture, a sale of a family-owned or closely-held business, a going private transaction, the sale by a private equity fund of a portfolio company or an ownership transition. Our financing of a change of control transaction could either be for an American Capital One-Stop Buyout® or for a Private Equity Buyout. In American Capital One-Stop Buyouts®, we lend senior and mezzanine debt and make majority equity investments. As an investor in Private Equity Buyouts, we lend senior and mezzanine debt and make minority equity co-investments. Since our IPO, we have invested in the portfolio companies of approximately 150 private equity firms.

Our private finance portfolio investments consist of loans to and equity securities issued primarily by privately-held middle market companies. Our private finance loans consist of second lien secured and unsecured mezzanine loans and also include first lien secured revolving credit facilities and first lien secured loans. Our loans typically mature in five to ten years and require monthly or quarterly interest payments at fixed rates or variable rates generally based on LIBOR, plus a margin. Certain of our debt investments permit the interest to be paid-in-kind by adding it to the outstanding loan balance and paid at maturity. We price our debt and equity investments based on our analysis of each transaction. As of December 31, 2010, the weighted average effective interest rate on our private finance debt investments was 10.2%, which includes the impact of non-accruing loans. As of December 31, 2010, our fully-diluted weighted average ownership interest in our private finance portfolio companies, excluding our investment in European Capital, was 46%, with a total equity investment at fair value of approximately $1.6 billion.

There is generally no publicly available information about these companies and a primary or secondary market for the trading of these privately issued loans and equity securities generally does not exist. These investments have been historically exited through normal repayment, a change in control transaction or recapitalization of the portfolio company. We may also sell our loans or equity securities in a secondary market.

Our ability to fund the entire capital structure is a competitive advantage in completing many middle market transactions. We sponsor American Capital One-Stop Buyouts® in which we provide most, if not all, of the senior and mezzanine debt and equity financing in the transaction. We may initially fund all of the senior debt at closing and syndicate it to third-party lenders post closing. We have a loan syndications group that arranges to have all or part of the senior loans syndicated to third-party lenders.

As a BDC, we are required by law to make significant managerial assistance available to most of our portfolio companies. Such assistance typically involves providing guidance and counsel concerning the management, operations and business objectives and policies of the portfolio company to its management and board of directors, including participating on the company’s board of directors. As of December 31, 2010, we had board seats at 71 out of 116 of our private finance companies and had board observation rights on 14 of our remaining private finance portfolio companies. We also have an operations team with significant turnaround and bankruptcy experience, which provides intensive operational and managerial assistance. Providing assistance to our portfolio companies serves as an opportunity for us to maximize their value.

European Capital Investment

We have a wholly-owned equity investment in European Capital, an investment fund incorporated in Guernsey that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. As of December 31, 2010, European Capital’s NAV at fair value was $842 million. As of December 31, 2010, our investment in European Capital consisted of an equity investment representing 100% ownership with a cost basis and fair value of $1,268 million and $608 million, respectively, and a debt investment with a fair value and cost basis of $28 million. As of December 31, 2010, we valued our equity investment in European Capital below its NAV because we applied several discounts in computing the fair value. See Note 2 in this Annual Report on Form 10-K for a further discussion of our valuation of European Capital.

Structured Products Investments

Our Structured Products investments consist of investments in CMBS and CLO and CDO securities secured by commercial loans. Our Structured Products investments are generally in non-investment grade tranches, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”). Non-investment grade tranches have a higher risk of loss, but are expected to provide a higher yield than investment grade securities. We may also make select investments in investment grade tranches if the expected returns meet our overall portfolio targeted returns. We invest in Structured Products with the intention of holding them until maturity. An active market generally does not exist for most of the non-investment grade tranches of Structured Products in which we invest.

Our investments in CMBS bonds are secured by diverse pools of commercial mortgage loans. As of December 31, 2010, our total investment in CMBS bonds was $364 million at cost and $30 million at fair value, or 1% of our total investments. Since we invested in CMBS bonds, the overall commercial real estate market has experienced a significant decline in value. The current macroeconomic factors have resulted in a significantly higher rate of default and likely higher future loss rate of the loan collateral compared to what we originally expected when we underwrote the investments. We do not expect to make significant new investments in CMBS in the near future.

Our investments in CLO securities are generally secured by diverse pools of commercial corporate loans. Our investments are in 26 CLO funds managed by 19 separate portfolio managers. We also have investments in CDO securities which are generally secured by diverse pools of bonds of other securitizations including commercial loans, CMBS and residential mortgage backed securities. Certain of our commercial CLO investments are in a joint venture portfolio company. As of December 31, 2010, our investment in commercial CLO and CDO securities was $237 million at cost and $169 million at fair value, or 3% of our total investments. We do not expect to make significant new investments in commercial CLO or CDO securities managed by unaffiliated third-party managers in the near future.

American Capital, LLC Investment

Our alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. In general, subsidiaries of American Capital, LLC enter into management agreements with each of its managed alternative asset funds. As of December 31, 2010, our investment in American Capital, LLC was $58 million at cost and $129 million at fair value, or 2% of our total investments. The discussion of the operations of American Capital, LLC includes its consolidated subsidiaries. As of December 31, 2010, our assets under management totaled $23 billion, including $14 billion of assets under management in American Capital Agency Corp. (NASDAQ: “AGNC”), a publicly traded residential mortgage real estate investment trust.

American Capital, LLC had over 50 employees as of December 31, 2010, including six investment teams with over 20 investment professionals located in three offices in Bethesda, London and Paris. We enter into service agreements with American Capital, LLC to provide it with additional asset management service support. Through these agreements, we provide investment advisory and oversight services to American Capital, LLC, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. We charge American Capital, LLC a fee for the use of these services. American Capital, LLC generally earns base management fees based on the shareholders’ equity or the net cost basis of the assets of the alternative asset funds under management and may earn incentive income, or a carried interest, based on the performance of the funds. In addition, we may invest directly into these alternative asset funds and earn investment income from our investments in those funds.

The following table sets forth certain information with respect to American Capital, LLC’s funds under management as of December 31, 2010:

	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1
Fund type	Private Equity Fund	Publicly Traded REIT - NASDAQ (“AGNC”)	Private Equity Fund	Private Equity Fund	CLO
Established	2005	2008	2006	2007	2006
Assets under management	$1.5 Billion	$14.5 Billion	$0.6 Billion	$0.2 Billion	$0.4 Billion
Investment types	Senior & Mezzanine Debt, Equity, Structured Products	Agency Securities	Equity	Equity	Senior Debt
Capital type	Permanent	Permanent	Finite Life	Finite Life	Finite Life

European Capital is a wholly-owned investment fund incorporated in Guernsey that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. Under its investment management agreement with European Capital, American Capital, LLC generally receives an annual management fee of 2% of the weighted average monthly consolidated gross asset value of all the investments of European Capital, an incentive fee equal to 100% of the net earnings in excess of a return of 8% but less than a return of 10%, and 20% of the net earnings thereafter. During 2009, the investment management agreement with European Capital was amended to temporarily reduce the annual management fee to 1.5%, and waive the incentive fee effective from July 1, 2009 through December 31, 2010.

AGNC is a publicly traded residential mortgage real estate investment trust, or REIT, that invests on a leveraged basis primarily in residential mortgage pass-through securities and collateralized mortgage obligations, for which the interest and principal payments are guaranteed by a U.S. government agency or U.S. government- sponsored entity. Its shares are traded on The NASDAQ Global Select Market under the symbol “AGNC.” American Capital, LLC earns a base management fee of 1.25% of AGNC’s shareholders’ equity, as defined in the management agreement. As of December 31, 2010, AGNC’s total shareholders’ equity was $1.6 billion.

ACE I is a private equity fund established in 2006 with $1 billion of equity commitments from third-party investors. At its inception, ACE I purchased 30% of our equity investments in 96 portfolio companies for an aggregate purchase price of $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by us between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100 million, of the $1 billion of equity commitments are recallable by American Capital, LLC for add-on investments once they have been distributed to the third-party ACE I investors. As of December 31, 2010, ACE I investors had invested $1,029 million, received distributions of $679 million, had $591 million in fair value currently invested and had $71 million of recallable distributions available for add-on investments. American Capital, LLC manages ACE I in exchange for a 2% base management fee on the net cost basis of ACE I’s assets (as of December 31, 2010, the cost basis of ACE I’s assets were $619 million) and 10% to 30% of the net profits of ACE I, subject to certain hurdles.

ACE II is a private equity fund established in 2007 with $585 million of equity commitments from third-party investors. At its inception, ACE II purchased 17% of our equity investments in 80 portfolio companies for an aggregate purchase price of $488 million. The remaining $97 million commitments will be used to fund add-on investments in the 80 portfolio companies. In addition, 10%, or $58.5 million, of the $585 million of equity commitments are recallable by American Capital, LLC for add-on investments once they have been distributed to the third-party ACE II investors. As of December 31, 2010, ACE II investors had invested $502 million, received distributions of $247 million, had $241 million in fair value currently invested and had $83 million of unfunded equity commitments and had $58.5 million recallable distributions outstanding. American Capital, LLC manages ACE II in exchange for a 2% base management fee on the net cost basis of ACE II’s assets (as of December 31, 2010, the cost basis of ACE II’s assets were $306 million) and 10% to 30% of the net profits of ACE II, subject to certain hurdles.

In April 2007, ACAS CLO-1 completed a $400 million securitization that invests in broadly syndicated and middle market commercial senior loans. We purchased 55% of the BB rated notes and 70% of the non-rated subordinated notes in ACAS CLO-1 for a total purchase price of $33 million. American Capital, LLC earns a base management fee of 0.68% of ACAS CLO-1’s assets and receives 20% of the net profits of ACAS CLO-1, subject to certain hurdles.

Lending and Investment Decision Criteria

We generally review certain criteria in order to make investment decisions. The list below represents a general overview of the criteria we use in making our lending and investment decisions in our private finance business. Not all criteria are required to be favorable in order for us to make an investment. Add-on investments for growth, acquisitions or recapitalizations are based on the same general criteria. Add-on investments in distressed situations are based on the same general criteria, but are also evaluated on the potential to preserve prior investments.

Operating History. We generally focus on middle market companies that have been in business over ten years and have an attractive operating history, including generating positive cash flow. We generally target companies with significant market share in their products or services relative to their competitors. In addition, we consider factors such as customer concentration, performance during recessionary periods, competitive environment and ability to sustain margins. As of December 31, 2010, our current private finance portfolio companies had an average age of 35 years with average sales, average earnings before interest, taxes, depreciation and amortization (“EBITDA”) and an average EBITDA margin for the latest available twelve month period of $144 million, $32 million and 21%, respectively.

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

Structured Products Criteria. We receive extensive information from the issuer regarding the commercial mortgage loans, commercial loans and other securities that are the underlying collateral for a CMBS, CLO or CDO pool. We do extensive underwriting of the collateral securing our investment as appropriate.

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

Institutional Approach to Investing

We have built an institution with a leading capability to originate, underwrite, finance, syndicate, monitor and exit investments that generate attractive returns. Our dedicated teams of investment professionals are the cornerstone of our institution. We have also created an extensive support structure that provides in-house due diligence, operational, legal and human resources support to our investment professionals and to our portfolio company, American Capital, LLC. The following are the key functional teams that execute our alternative asset management business.

Investment Teams: As of December 31, 2010, we had 26 Investment Teams with over 60 professionals located in our five offices in the United States. The Investment Teams originate, review and screen investment opportunities, conduct business, management and operations due diligence, prepare investment committee reports and models, make recommendations to the investment committee, execute investments, represent us on the boards of directors of portfolio companies, assist in monitoring and valuing of investments and manage acquisitions, divestures and exiting of investments. Our Investment Teams are organized so that each team focuses on a specific investment strategy. Our Investment Teams include:

•

American Capital Buyout: An 18-person team that implements American Capital One-Stop Buyouts® of middle market companies including corporate divestitures, acquisitions of portfolio companies from private equity funds, acquisitions of family-owned or closely held businesses, going private transactions and ownership transitions. They originate senior and mezzanine debt and equity in American Capital controlled buyouts.

•

Sponsor Finance: A 13-person team that makes senior and mezzanine debt investments and equity co-investments in Private Equity Buyouts. In addition, they make senior and mezzanine debt and equity investments in privately and publicly-held middle market companies.

•

Energy Investment: A 2-person team that implements American Capital One-Stop Buyouts®, direct investments and sponsor finance investments in the entire chain of energy exploration, production and distribution, and services, manufacturing, power and utility services. They also consider investments in alternative energy, including wind power, solar energy and biofuels. They make senior and mezzanine debt and equity investments.

•

Special Situations: A 5-person team that implements American Capital One-Stop Buyouts®, direct investments and sponsor finance investments in distressed companies, companies undergoing turnarounds, bankruptcy auctions, debtor-in-possession, exit financing and other special situations in middle market companies. They make senior and mezzanine debt and equity investments.

•

Technology Investment: A 2-person team that implements our American Capital One-Stop Buyouts®, direct investments and sponsor finance investments in mature technology companies. They will invest in various technology sectors including networking, software, communications, enterprise data, new media, consumer technologies and industrial technology. They make senior and mezzanine debt and equity investments.

•

Commercial Mortgage Asset Management: A 4-person team that invests in commercial mortgages and related assets. The team also participates in underwriting, due diligence and financing of real estate owned by our portfolio companies.

•

Collateralized Loan Obligation: A 6-person team that invests in and manages senior loan collateral for third-party investors through structured finance products such as a CLO. The team invests in middle market senior loans originated through our various Investment Teams and also by purchasing rated, broadly syndicated commercial senior debt. They also invest in non-rated tranches of CLOs managed by other third-party fund managers.

Operations Team: A 17-person team with expertise in manufacturing services, consumer products, financial services, energy services, supply chain management, outsourcing and technology. The Operations Team includes 8 former CEOs and Presidents, 1 former COO, 1 former CFO and 3 supply chain and outsourcing specialists. The Operations Team conducts operational due diligence on prospective portfolio companies and reports and makes recommendations to our investment committee. The team will also assist portfolio companies post close with operational improvement. If we have a portfolio company that is underperforming, the Operations Team will work closely with the portfolio company to improve performance by providing interim leadership at the portfolio company and to identify business actions to help improve performance. The team will provide hands-on assistance to reduce costs, systemize sales and marketing, develop and align business plans, grow the business and strengthen management talent at the portfolio company.

Investment Committee Support Team: A 3-person team that assists our investment committee (the “Investment Committee”) in establishing procedures and controls, establishing due diligence protocol and working with Investment Teams to establish due diligence plans for each prospective investment, developing standard investment committee reports and models, organizing investment committee meetings, monitoring and reporting investment committee results and tracking subsequent developments.

Financial Accounting and Compliance Team (“FACT”): A 29-person team of certified public accountants, chartered accountants and valuation and audit professionals. FACT is responsible for providing pre- and post-investment financial due diligence, portfolio monitoring and quarterly valuations of portfolio company investments. FACT assists our Investment Teams in conducting extensive financial, accounting, tax and information technology due diligence of each target investment company, which includes one or more on-site visits, a review of the portfolio company’s historical and prospective financial information, and identifying and confirming pro-forma financial adjustments. FACT also monitors the existing portfolio investments by gathering, inputting into an automated database, analyzing and regularly reviewing monthly financial information and other materials to assess financial performance as well as to ensure compliance with loan covenants. Also, FACT, with the assistance of our Investment Teams and subject to the oversight of senior management and the Audit and Compliance Committee, prepares a quarterly valuation of each portfolio company investment.

Syndications Team: A 4-person team that is responsible for arranging syndications of all or part of the senior debt of our portfolio companies either at closing or subsequent to the closing of a senior financing transaction. They perform a variety of functions relating to the marketing and completing of such transactions.

Capital Markets, Finance and Treasury Team: A 24-person team that is responsible for raising equity and debt capital, investor relations, financial budgeting and forecasting and daily liquidity and cash management. Through its debt capital raising activities, the team is responsible for structuring, selling and administering on-balance sheet term debt securitizations of debt investments, secured and unsecured bonds and various other revolving facilities and term debt facilities for us and our alternative asset funds under management. Through its equity capital raising activities, the team is responsible for structuring and selling equity for us and our public and private funds. The team is also responsible for monitoring and reporting on capital market conditions and researching, developing and raising private and public capital for new third-party funds for our alternative asset management business. The team is also responsible for arranging syndications of all or part of the equity of our portfolio companies either at closing or subsequent to the closing of an equity financing transaction.

Accounting and Reporting Team: A 36-person team that is responsible for the accounting of our financial results as well as that of our managed funds, including financial reporting and communications to our shareholders, partners and regulatory bodies. Among its tasks are preparing financial statements, investment accounting, analysis of investment performance, loan servicing, billing, accounts receivable and payable, tax compliance, external audit coordination and developing and monitoring our internal controls.

Legal and Compliance Team: A 20-person team that provides legal support on corporate, capital raising and investing matters, is involved in regular reporting and special communications with our shareholders and regulatory bodies and manages the outside law firms that provide transactional, litigation and regulatory services to us. In addition, as required by the Securities and Exchange Commission (“SEC”), we have appointed a Chief Compliance Officer, who is responsible for administering our code of ethics and conduct and our legal compliance activities.

Internal Audit Team: A 3-person team that reports directly to the Audit and Compliance Committee of our Board of Directors. The team tests our internal controls over financial reporting to assist management’s assessment of the effectiveness of our internal controls over financial reporting under the Sarbanes-Oxley Act of 2002.

Human Resources Team: A 7-person team that assists in recruiting and hiring as well as reviewing, establishing and administering compensation programs and benefit plans for our employees. In addition, the team is available to the Investment Teams and the Operations Team to assist with executive management and other human resources issues at portfolio companies.

Information Technology Team: A 23-person team that assists all departments in researching, developing, implementing and maintaining communication and technological resources for our multi-office operations, including highly specialized systems for the input, processing and reporting of data.

Investment Process

Investment Sourcing and Screening: We have a multi-disciplined approach to reach diverse channels of deal sources. Our Investment Teams target a referral network comprised of investment bankers, private equity firms, subordinated debt funds, trade organizations, commercial bankers, attorneys and business and financial brokers. We developed and maintain a proprietary industry-wide database of reported middle market transactions, which enables us to monitor and evaluate the middle market investing environment. This database is used to help us assess whether we are penetrating our target markets and to track terms and pricing. Our financial professionals review financing memorandums and private placement memorandums sourced from this referral network in search of potential buyout or financing opportunities. Our Investment Teams undertake a preliminary evaluation and analysis of potential investment opportunities to determine whether or not they meet our criteria based upon the limited information received in these early stages of the investment process. For investment opportunities that pass an initial screening process, our Investment Teams prepare an initial investment thesis and analysis that is presented to an internal Investment Committee, which includes representatives of our senior officers depending on the nature of the proposed investment, for approval to proceed further.

Due Diligence: In our private finance investments, our investment professionals along with FACT and our Operations Team conduct due diligence of each target company that passes the initial screening process. This includes one or more on-site visits, a review of the target company’s historical and prospective financial information, identifying and confirming pro-forma financial adjustments, interviews with and assessments of management, employees, customers and vendors, review of the adequacy of the target company’s systems, background investigations of senior management and research on the target company’s products, services and industry. We often engage professionals such as environmental consulting firms, accounting firms, law firms, risk management companies and management consulting firms with relevant industry expertise to perform elements of the due diligence.

In our Structured Products investments, we receive information regarding the mortgage loans, commercial loans and other securities that are the underlying collateral for a CMBS, CLO or CDO pool from the issuer and we underwrite the collateral securing our investment as appropriate.

Investment Approval: Upon completion of our due diligence, our Investment Teams, FACT and our Operations Team, as well as any consulting firms that we have engaged, prepare and present a report containing the due diligence information for review by our Investment Committee. Our Board of Directors has delegated authority to the Investment Committee to conduct the initial review and approval of our investments. Our Investment Committee generally must approve each investment. Investments exceeding a certain size or meeting certain other criteria must also be approved by our Board of Directors. Our Investment Committee is supported by a dedicated staff that focuses on the due diligence and other research done with regard to each proposed investment.

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

Investment Funding: Prior to the release of any funding for investments, our treasury department prepares a summary of the investment terms, the funding amounts approved by our Investment Committee and wiring instructions. Our treasury department performs various procedures to confirm any wiring instructions. A senior executive officer must approve this summary of terms and funding amounts prior to the disbursement of the funds.

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

Investment Exits: We regularly evaluate each investment to determine the appropriate time to exit an investment. For investments that we control, we will typically sell the portfolio company through an auction process although an exit may also occur through an IPO or a privately negotiated transaction. With the approval of our Investment Committee, our Investment Teams will typically engage an investment bank. If an offered sales price yields the desired return, our Investment Team recommends the sale of the company to our Investment Committee for approval. For performing investments that we do not control, the exit typically occurs when the sponsor or other party in control of the portfolio company decides to recapitalize or sell the business. In both instances, our debt investment is typically paid in full and any equity investment we own realizes a value consistent with the value realized by the controlling parties. For non-performing investments that we do not control, we may determine, that based on the facts and circumstances relating to the investment, to accept an amount less than what we are legally owed with any such decision requiring approval by our Investment Committee.

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

Competition

We compete with strategic buyers, private equity funds, subordinated debt funds and other buyers and financing sources, including traditional financial services companies such as finance companies, commercial banks, investment banks and other equity and non-equity based investment funds. Some of our competitors are substantially larger and have considerably greater financial resources than we do. Competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to meet our investment goals.

Corporate Information

Our executive offices are located at 2 Bethesda Metro Center, 14th Floor, Bethesda, Maryland 20814, and our telephone number is (301) 951-6122. In addition to our executive offices, we or subsidiaries of our wholly-owned portfolio company American Capital, LLC, maintain offices in New York, Chicago, Dallas, Boston, London, Paris and Hong Kong.

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

Employees

As of December 31, 2010, we employed 242 full-time employees compared to 264 and 384 full-time employees as of December 31, 2009 and 2008, respectively. We believe that we have excellent relations with our employees.

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

•	securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	cash, cash items, U.S. government securities, or high quality debt securities maturing in one year or less from the time of investment.

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

Leverage

The 1940 Act permits us, as a BDC, to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in amounts such that our asset coverage is at least 200% after each issuance of Senior Securities. Asset coverage is defined in the 1940 Act as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. Such indebtedness may also be incurred for the purpose of effecting share repurchases. As a result, we are exposed to the risks of leverage. Although we have no current intention to do so, we have retained the right to issue preferred stock. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes. As of December 31, 2010, our asset coverage was 262%.

Under the 1940 Act, if a BDC has any senior debt securities outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage is below 200% at the time of the distribution after deducting the amount of such dividend. However, we have received guidance from the staff of the SEC that notwithstanding this provision of the 1940 Act, we are able to declare and pay dividends pursuant to the revenue procedure issued by the Internal Revenue Service (“IRS”), see Item 1. Business—Regulated Investment Company Requirements.

Issuance of Stock

As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2010, our NAV was $10.71 per share and our closing market price was $7.56 per share.

On February 12, 2010, our shareholders approved a proposal to authorize us to sell shares of our common stock at prices below the NAV per share in one or more offerings subject to certain limitations, including the prior approval of our Board of Directors. The authorization was effective for the twelve month period that expired on February 12, 2011, and the number of shares that could be issued below NAV per share was limited to 58,324,930 shares of common stock, which was 20% of the number of shares outstanding as of the record date for shareholder vote of the proposal, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations. In April 2010, we completed a registered direct offering of 58,300,000 shares of our common stock to a group of institutional investors at a price of $5.06 per share pursuant to this authorization. Upon completion of the offering, we received gross proceeds of approximately $295 million. As of the date of this filing, we do not have any authorization to issue shares of common stock below our NAV per share.

Regulated Investment Company Requirements

We operate so as to qualify as a RIC under Subchapter M of the Code. If we qualify as a RIC and annually distribute to our shareholders in a timely manner at least 90% of our investment company taxable ordinary income, we will not be subject to federal income tax on the portion of our taxable ordinary income and long-term capital gains we distribute to our shareholders. Taxable income generally differs from net income as defined by accounting principles generally accepted in the United States (“GAAP”) due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital, and net unrealized appreciation or depreciation of investments.

Generally, in order to maintain our status as a RIC, we must: (a) continue to qualify as a BDC; (b) distribute to our shareholders in a timely manner at least 90% of our investment company taxable ordinary income, as defined by the Code; (c) derive in each taxable year at least 90% of our gross investment company income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to our business of investing in such stock or securities as defined by the Code; and (d) meet investment diversification requirements. The diversification requirements generally require us at the end of each quarter of the taxable year to have (i) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other regulated investment companies, and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses. In order to meet our asset diversification requirements at the end of each calendar quarter, we may acquire short-term investments such as U.S. government securities, agency securities or other high quality debt. We may purchase such short-term investments through repurchase agreements, a financing arrangement under which we effectively pledge the short-term investments as collateral to secure a short-term loan. Our ability use short-term financing to acquire such short-term investments to meet our asset diversification requirements may be limited by our asset coverage ratio requirements as a BDC and restrictions under our existing secured debt agreements.

If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in such year on all of our taxable income, regardless of whether we make any distribution to our shareholders. In addition, in that case, all of our distributions to our shareholders will be characterized as ordinary income (to the extent of our current and accumulated earnings and profits). We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income. For our tax fiscal year ended September 30, 2010, we expect to have a taxable ordinary loss and a net long-term capital loss and therefore will not have a required distribution. For our tax fiscal year ended September 30, 2011, we also expect to have a taxable ordinary loss and a net long-term capital loss and therefore do not expect to have a required distribution.

In January 2010, the IRS issued Revenue Procedure 2010-12, which temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared by December 31, 2012 with respect to a taxable year ending on or before December 31, 2011 and (iii) each shareholder may elect to receive his entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

In addition, with respect to each calendar year, if we distribute or are treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of our capital gain income for each one-year period ending on October 31, and distribute 98% of our investment company ordinary income for such calendar year (as well as any ordinary income not distributed in prior years), we will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of RICs. We may elect to not distribute all of our investment company taxable income and pay the excise tax on the undistributed amount. Any such undistributed income is carried over into the next year as taxable income subject to the minimum distribution requirements for that year. The RIC Modernization Act of 2010 (“RIC Modernization

Act”) was enacted December 22, 2010. Under the RIC Modernization Act, for excise tax years beginning January 1, 2011, the minimum distribution requirement for capital gains income has been raised to 98.2%.

A RIC is not permitted to carry forward any investment company taxable ordinary loss to future periods but may carry forward long-term capital losses for up to eight years. In addition, a RIC is permitted to defer any post-October net long-term capital losses to the subsequent tax year. Pursuant to the RIC modernization Act, beginning with our tax fiscal year ending September 30, 2012, we will be able to elect to defer ordinary losses that arise from January 1 through September 30 to the subsequent tax year. Also under the RIC Modernization Act, capital losses that arise after its effective date must be used before capital losses generated before its effective date, but any capital losses generated after its effective date will not expire.

It is possible that we may not qualify as a RIC in the current or future tax years if we no longer meet the income, asset diversification or distribution requirements described above. In any such instance, we would be subject to federal and state corporate income tax on our taxable income. However, we would no longer be required to distribute 90% of our taxable ordinary income to our shareholders to continue to qualify as a RIC and could instead elect to retain our taxable income. Also, we would be able to carry forward for up to 20 years ordinary taxable losses (Net Operating Losses or “NOLs”) generated after we no longer qualify as a RIC. We could re-elect RIC status in a subsequent year in which we meet the RIC qualification tests and make the election on a timely filed tax return.

Investment Objectives

Our primary business objectives are to increase our net income and NAV by investing in senior and mezzanine debt and equity securities of private companies, alternative asset funds managed by American Capital, LLC and Structured Products with attractive current yields and/or potential for equity appreciation and realized gains. Our investment objectives provide that:

•

We will at all times conduct our business so as to retain our status as a BDC. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC) if after giving effect to such acquisition the value of our qualifying assets amounts to less than 70% of the value of our total assets. See Item 1. Business—Business Development Company Requirements for a summary definition of qualifying assets. We believe most of the securities we will acquire (provided that we control, or through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets. Securities of public companies with a market capitalization in excess of $250 million, on the other hand, are generally not qualifying assets unless they were acquired in a distribution, in exchange for or upon the exercise of a right relating to securities that were qualifying assets.

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

Risks Related to Our Business and Structure

Our business has significant capital requirements and may be adversely affected by a prolonged inability to access the capital markets or to sell assets

Our business requires a substantial amount of capital to operate. We historically have financed our operations, including the funding of new investments, through cash generated by our operating activities, the repayment of debt investments, the sale of investments, the sale of debt by special purpose affiliates to which we have contributed loan assets originated by us, the sale of our stock and through secured and unsecured borrowings. Our ability to continue to rely on such sources or other sources of capital is affected by restrictions in both the 1940 Act and in certain of our debt agreements relating to the incurrence of additional indebtedness as well as changes in the capital markets from the recent economic recession. It is also affected by legal, structural and other factors. There can be no assurance that we will be able to earn or access the funds necessary for our liquidity requirements.

Future adverse market and economic conditions could cause harm to our operating results

Past recessions have had a significant negative impact on the operating performance and fair value of our portfolio investments. Many of our portfolio companies could be adversely impacted by an economic downturn or a future recession and may be unable to repay our debt investments, may be unable to be sold at a price that would allow us to recover our investment, or may be unable to operate during such recession. Such portfolio company performance could have a material adverse effect on our business, financial condition and results of operations.

We have loans to and investments in middle market borrowers who may default on their loans or provide no return on our investments

We have invested in and made loans to privately-held, middle market businesses and plan to continue to do so. There is generally a limited amount of publicly available information about these businesses. Therefore, we rely on our principals, associates, analysts, other employees and consultants to investigate and monitor these businesses. The portfolio companies in which we have invested may have significant variations in operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by senior lenders. Numerous factors may affect a portfolio company’s ability to repay its loans, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a portfolio company’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. We have also made unsecured and mezzanine loans and invested in equity securities, which involve a higher degree of risk than senior secured loans. In certain cases, our involvement in the management of our portfolio companies may subject us to additional defenses and claims from borrowers and third parties. These conditions may make it difficult for us to obtain repayment of our investments.

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

These businesses may also experience substantial variations in operating results. Typically, the success of a middle market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on us. In addition, middle market businesses often need substantial additional capital to expand or compete and may have borrowed money from other lenders with claims that are senior to our claims.

Our senior loans generally are secured by the assets of our borrowers, however certain of our senior loans may have a second priority lien and thus, our security interest may be subordinated to the payment rights and security interest of the first lien senior lender. Additionally, our mezzanine loans may or may not be secured by the assets of the borrower; however, if a mezzanine loan is secured, our rights to payment and our security interest are usually subordinated to the payment rights and security interests of the first lien and second lien senior lenders. Therefore, we may be limited in our ability to enforce our rights to collect our second lien senior loans or mezzanine loans and to recover any of the loan balance through a foreclosure of collateral.

There is uncertainty regarding the value of our portfolio investments

A substantial portion of our portfolio investments are not publicly traded. As required by law, we fair value these investments in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) based on a determination made in good faith by our Board of Directors. Due to the uncertainty inherent in valuing investments that are not publicly traded, as set forth in our consolidated financial statements, our determinations of fair value may differ materially from the values that would exist if a ready market for these investments existed. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of income recognition. Thus, our NAV could be materially affected in the event of any changes in applicable law or accounting pronouncements governing how we currently fair value assets, or if our determinations regarding the fair value of our investments are materially different from the values that would exist if a ready market existed for these securities.

We may fail to continue to qualify for our pass-through tax treatment

We operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, provided we meet certain requirements under the Code, we can generally avoid corporate level federal income taxes on income distributed to our shareholders as dividends. We would cease to qualify for this favorable pass-through tax treatment if we are unable to comply with the source of income, asset diversification or distribution requirements contained in Subchapter M of the Code, or if we cease to operate so as to qualify as a BDC under the 1940 Act. There is a risk that we will use some or all of the proceeds from the sale or repayment of existing qualifying investments to delever our balance sheet instead of reinvesting in new qualifying investment opportunities, and if so, a smaller investment portfolio may make it difficult for us to continue to meet the source of income or asset diversification requirements in order to maintain our qualification as a RIC.

If we fail to qualify to be taxed as a RIC in years where we have taxable income and distribute our income to shareholders on a current basis, we would be subject to corporate level taxes, if any, which would significantly reduce the amount of income, if any, available for distribution to our shareholders. The loss of our RIC qualification could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

A change in interest rates may adversely affect our profitability

Because we have funded a portion of our investments with borrowings, our earnings are affected by the spread between the interest rate on our investments and the interest rate at which we borrowed funds. We have attempted to match-fund our liabilities and assets by financing floating rate assets with floating rate liabilities and fixed rate assets with fixed rate liabilities or equity. We have entered into interest rate basis swap agreements to match the interest rate basis of our assets and liabilities, thereby locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligations under the terms of our asset securitizations. However, our derivatives are considered economic hedges that do not qualify for hedge accounting under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Therefore, payments under the hedges are recorded in net realized (loss) gain on investments in our consolidated statements of operations and not in interest income or expense.

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

Therefore, adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk and Item 8. Financial Statements and Supplementary Data for additional information on interest rate swap agreements.

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

We may experience fluctuations in our quarterly results

We have and could experience further fluctuations in our quarterly operating results due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, the ability to sell investments at attractive terms, the ability to fund and close suitable investments, the timing of the recognition of fee income from closing investment transactions and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are dependent upon our key management personnel for our future success

We are dependent on the diligence and skill of our senior management and other members of management for raising capital and the selection, structuring, monitoring, restructuring/amendment, sale and exiting of our investments. Our future success depends to a significant extent on the continued service of our senior management and other members of management. Our failure to raise additional capital that would enhance the growth of our business, or our failure to provide appropriate opportunities for or compensate competitively senior management and other members of management may make it difficult to retain such individuals. The departure of certain executive officers or key employees could materially adversely affect our ability to implement our business strategy. We do not maintain key man life insurance on any of our officers or employees.

We operate in a highly competitive market for investment opportunities

We compete with strategic buyers and hundreds of private equity and mezzanine debt funds and other financing sources, including traditional financial services companies such as finance companies, commercial banks, investment banks and other equity and non-equity based investment funds. Some of our competitors are substantially larger and have considerably greater financial resources than us. Competitors may have lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to offer better pricing and terms to prospective portfolio companies, consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to meet our investment goals.

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

Risks Related to Liquidity and Capital Resources

Our secured borrowing arrangements impose significant limitations on us

Certain tranches of our secured notes are call-protected and except under certain circumstances, may only be redeemed by us prior to August 1, 2012 if we pay a fee. Our other secured loans and notes have scheduled amortization and are subject to mandatory redemptions with all or part of the proceeds from new debt, equity issuances, realized proceeds from portfolio exits and excess cash flow.

Our secured notes and loans have covenants that in certain circumstances limit our ability to enter into new debt financing, pay cash dividends, dispose of assets or fund new investments. Additionally, debt under our asset securitizations currently require that all principal and interest received on the loans securing such debt be used to repay such secured debt. In addition, certain of our secured debt arrangements include financial covenants which require us to maintain a minimum ratio of operating cash flow to interest expense and a minimum ratio of pledged assets value to secured debt. There can be no assurance that we will be able to maintain compliance with each of these covenants and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.

The 1940 Act limits our ability to issue Senior Securities in Certain Circumstances.

As a BDC, the 1940 Act generally limits our ability to issue Senior Securities if our asset coverage ratio does not exceed 200% immediately after each issuance of Senior Securities or is improved immediately upon the issuance. Asset coverage ratio is defined in the 1940 Act as the ratio that the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. We have operated at times in the past with our asset coverage ratio below 200% and there are no assurances that we will always operate above this ratio. The resulting restrictions on issuing Senior Securities could have a material adverse impact on our business operations.

The 1940 Act limits our ability to issue equity below our NAV per share

As a BDC, the 1940 Act generally limits our ability to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without shareholder approval. For the years ended December 31, 2010 and 2009, shares of our common stock have traded below our NAV per share. If our common stock continues to trade at a price below our NAV per share, there are no assurances that we can issue or sell shares of our common stock if needed to fund our business. In addition, even if we were to issue or sell shares of our common stock at a price below our NAV per share, it could result in dilution in our NAV per share, which could result in a decline of our stock price.

Our interest rate swap agreements contain covenants that place limitations on us

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness. Certain of our interest rate swap agreements also contain an event of default that allows a counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness, as applicable, is accelerated. If we violate the covenants in the interest rate swap agreements, it could have a material adverse effect on our business, financial condition and results of operations.

The lack of liquidity of our privately-held securities may adversely affect our business

Most of our investments consist of securities acquired directly from their issuers in private transactions. Some of these securities are subject to restrictions on resale or otherwise are less liquid than public securities. The illiquidity of our investments may make it difficult for us to obtain cash equal to the value at which we record our investments upon exiting the investment.

We and certain of our executive officers are defendants in a purported class action lawsuit

We and certain of our executive officers were named as defendants in a purported class action lawsuit, filed on behalf of the purchasers of our common stock between October 31, 2007 and November 7, 2008. The complaint alleges certain securities law violations relating to the revision of our dividend guidance for 2008. The complaint seeks unspecified damages, costs and expenses. While we cannot predict the outcome with any certainty, we do not expect that it will materially affect our financial condition or results of operations. However, there can be no assurance whether this pending legal proceeding will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Risks Related to Our Investing and Financing Strategy

We have and may incur additional debt that could increase your investment risks

We and certain of our consolidated affiliates have borrowed money or issued debt securities, which give our lenders and the holder of our debt securities fixed dollar claims on our assets or the assets of such consolidated affiliates that are senior to the claims of our shareholders and, thus, our lenders have preference over our shareholders with respect to these assets. In particular, the assets that our consolidated affiliates have pledged to lenders under the Term Debt Notes were sold or contributed to separate affiliated statutory trusts prior to such pledge. While we own a beneficial interest in these trusts, these assets are the property of the respective trusts, available to satisfy the debts of the trusts, and would only become available for distribution to our shareholders to the extent specifically permitted under the agreements governing those term debt notes. Additionally, we have granted a security interest in substantially all of our other assets to the holders of our secured debt due 2013 which impose certain limitations on us.

The following table is designed to illustrate the effect on returns to a holder of our common stock of the leverage created by our use of borrowing, at the weighted average interest rate of 5.4% for the year ended

December 31, 2010, and assuming hypothetical annual returns on our portfolio of minus 15% to plus 15%. As can be seen, leverage generally increases the return to shareholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.0%	-10.0%	-5.0%	0.0%	5.0%	10.0%	15.0%
Corresponding Return to Common Stockholders(2)	-20.1%	-11.8%	-3.5%	4.8%	13.1%	21.4%	29.7%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense accrued during the period is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of the beginning of the period to determine the “Corresponding Return to Common Shareholders.”

Although outstanding debt increases the potential for gain, it also increases the risk of loss of income or capital. This is the case, whether we are impacted by an increase or decrease in income or due to increases or decreases in asset values. Our ability to pay dividends is similarly impacted by outstanding debt.

We currently have a non-investment grade corporate credit rating and we could experience further downgrades

As of December 31, 2010, our corporate credit rating was B2, B- and B+ by Moody’s Investor Services, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. Any rating below BBB or Baa2 is considered non-investment grade. If these credit ratings were to not improve or be further downgraded, our ability to refinance or raise additional debt could be negatively impacted. Any of these occurrences could have a material effect on our business, financial condition and results of operations.

Our credit ratings may not reflect all risks of an investment in our debt securities

Our credit ratings are an assessment by major debt rating agencies of our ability to pay our obligations. Consequently, actual or expected changes in our credit ratings will likely affect the market value of our publicly issued debt securities. Our credit ratings, however, may not fully or accurately reflect all of the credit and market risks associated with our outstanding debt securities.

Under certain circumstances, we are unable to sell assets below a certain fraction of their fair values

We may need to sell certain assets to produce liquidity from time to time in order to repay our secured debt when it comes due in December 2013 and remaining unsecured public notes when they come due, to cover our current operating and financing costs under circumstances when our income is insufficient to cover such costs, or to fund any cash dividend to our shareholders to maintain our qualification as a RIC. In order to generate liquidity, we may need to sell certain assets at prices lower than their fair values or at prices lower than we could realize in future periods if we were to continue to hold the investments. We are limited under the terms of our debt agreements from selling a substantial portion of our portfolio investments below their fair market values under certain circumstances if such debt remains outstanding subsequent to the sale. Thus, there can be no assurances that we will be able to sell assets to generate sufficient liquidity in such circumstances.

We may not realize gains from our equity investments

We invest in equity assets with the goal to realize income and gains from the performance and disposition of these assets. Some or all of these equity assets may not produce income or gains; accordingly, we may not be able to realize income or gains from our equity assets.

We may reduce our income and return on equity if we sell certain income producing assets.

We may need to sell assets to repay debt or for other corporate purposes. This may reduce our income and return on equity.

Our portfolio companies may be highly leveraged with debt.

The debt levels of our portfolio companies may have important adverse consequences to such companies and to us as an investor. Portfolio companies that are indebted may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, their flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A company’s income and net worth will tend to increase or decrease at a greater rate than if the company did not capitalize itself in part with debt.

Investment in non-investment grade Structured Products may be illiquid, may have a higher risk of default, and may not produce current returns

Our investments in Structured Products securities are generally non-investment grade, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”). Non-investment grade Structured Products bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with Structured Products may cause defaults or losses on these bonds and preferred shares. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

Our assets include investments in Structured Products that are subordinate in right of payment to more senior securities

Our assets include subordinated CMBS, CLO and CDO securities that are subordinated classes of securities in a structure of securities secured by a pool of loans and accordingly are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments. A significant portion of the investments we have made in Structured Products have experienced significant losses and declines in interest and principal payments.

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

We have restrictions on the type of assets we can invest in as a BDC

As a BDC, we may not acquire any assets other than “qualifying assets”, as defined in the 1940 Act, unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Thus, we may be precluded from investing in potentially attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. In addition, there is a risk that this restriction could prevent us from making additional investments in our existing non-qualifying investments, which could cause our position to be diluted or limit the access to capital of our non-qualifying investments.

Risks Related to Our Common Stock

We do not expect to pay dividends in 2011 and may not in subsequent years

We are required to distribute more than 90% of our taxable ordinary income to our shareholders in order to continue to qualify as a RIC and have distributed sufficient dividends to eliminate our taxable ordinary income and taxable net capital gains. As a RIC, we can elect to retain our taxable net long-term capital gains and pay a federal income tax on such gains on behalf of our shareholders treating them as a deemed distribution for tax purposes.

However, we incurred both a taxable ordinary loss and a capital loss for the tax fiscal year ended September 30, 2010 and, therefore, do not have any dividend distribution requirements attributable to that tax fiscal year. There is a risk that we also will not generate taxable income in future periods and, therefore, would not have any dividend distribution requirement for those periods. Moreover, even if we generate future long-term capital gains, our requirement to distribute those gains as dividends could be reduced by the amount of any net capital loss carry-forward. (Ordinary taxable losses may not be carried forward from one year to another by a RIC.)

We would no longer qualify as a RIC under Subchapter M of the Code if we no longer met the income, asset diversification or distribution requirements. In any such instance, we would be subject to federal and state income tax on our taxable income. However, we would no longer be required to distribute 90% of our taxable ordinary income to continue to qualify as a RIC. If we no longer were subject to the taxable income distribution requirements of a RIC, we could elect to retain our taxable income, if any, and not distribute it to our shareholders. If we fail to qualify as a RIC in any taxable year, we will be subject to tax in such year on all of our taxable income, if any. Additionally, we could carry forward ordinary taxable losses in those circumstances for up to 20 years as long as we do not re-elect RIC status.

We cannot assure you that we will achieve investment results that will support payment of a dividend or maintain a tax status that will allow the deductibility of a dividend from our taxable income.

We may not have sufficient liquidity to pay a cash dividend

In order to qualify as a RIC under Subchapter M of the Code, we are required to distribute at least 90% of our taxable ordinary income. There can be no assurance that we will have sufficient liquidity to pay our required distribution amounts by the required dates in order to maintain our qualification and eliminate our taxable income.

Also, pursuant to applicable tax regulations, we are also required to include in taxable income certain amounts that have not yet been collected in cash such as payment-in-kind (“PIK”) interest or original issue discount (“OID”) accretion. Since we may be required to recognize taxable income before or without receiving cash representing such taxable income, we may have difficulty meeting the requirement to distribute at least 90% of our taxable ordinary income to continue to qualify as a RIC.

There is a risk that you may receive our stock as dividends

Under the 1940 Act, if a BDC has any senior debt investments outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage ratio is below 200% at the time of the distribution after deducting the amount of such dividend. We have received guidance from the staff of the SEC that notwithstanding this provision of the 1940 Act, we are able to declare and pay dividends pursuant to IRS Revenue Procedure 2010-12, which temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, we may treat a distribution of our stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared by December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, and (iii) each shareholder may elect to receive his or her entire distribution in either cash or our stock subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event would any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. Future dividends with respect to a taxable year ending on or before December 31, 2011, if any, may be paid in shares of our common stock, subject to the limitations discussed above.

As noted above, our ability to pay cash dividends is also restricted under certain circumstances under the terms of our debt agreements. We are permitted to pay cash dividends only: (i) to the extent required to maintain our status as a RIC and eliminate our taxable income so long as we pay a portion of such dividends in shares of our common stock to the maximum level permitted by applicable law, or (ii) if our asset coverage is at least 200% after giving effect to such cash dividends and we are not in default under the agreements.

Future equity issuances may be on terms adverse to shareholder interests

Upon the receipt of shareholder authorization, we may issue equity capital at prices below our NAV per share. As of the date of this filing, we do not have shareholder authorization to sell any shares at a price below our NAV per share; however, we may seek such approval in the future. If we issue any shares of common stock below our NAV per share, the interests of our existing shareholders may be diluted. Any such dilution could include a reduction in our NAV per share as a result of the issuance of shares at a price below the NAV per share and a decrease in a shareholder’s interest in our earnings and assets and voting interest. As of December 31, 2010, the closing price of our common stock was below our NAV per share. Also, during 2010, with prior shareholder approval, we issued shares of our common stock below NAV per share.

The following table is designed to illustrate the dilutive effect on NAV per share if we issue shares of common stock below our NAV per share. The table below reflects NAV per share diluted for the hypothetical issuance of 50,000,000 shares of common stock, at hypothetical sales prices of 5%, 10%, 15%, 20%, 25% and 50% below the December 31, 2010 NAV of $10.71 per share.

Assumed Sales price per share below NAV(1)	-50%	-25%	-20%	-15%	-10%	-5%
Diluted NAV per share	$10.03	$10.37	$10.44	$10.51	$10.58	$10.64
% Dilution	-6.4%	-3.2%	-2.5%	-1.9%	-1.3%	-0.6%

(1)	The assumed sales price per share is assumed to be net of any applicable underwriting commissions or discounts.

If we cannot meet NASDAQ’s continued listing requirements, NASDAQ may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock

Our common stock is currently listed on The NASDAQ Global Select Market. Under NASDAQ rules, a stock can be delisted and not allowed to trade on NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00 per share. There is a risk that the share price of our common stock could decline to levels over a period of time so that we could no longer meet these listing requirements, and thus may be delisted from NASDAQ. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our stock price and ability to raise equity financing. For the years ended December 31, 2010 and 2009, the low closing price of our common stock as reported on The NASDAQ Global Select Market was $2.46 per share and $0.58 per share, respectively, and the closing price on December 31, 2010 was $7.56 per share.

The market price of our common stock may fluctuate significantly

The market price and marketability of shares of our securities may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	defaulting on our debt covenants;

•

significant volatility in the market price and trading volume of securities of RICs, BDCs or other companies in our sector, which is not necessarily related to the operating performance of particular companies;

•	changes in laws, regulatory policies, tax guidelines or financial accounting standards, particularly with respect to RICs or BDCs;

•	changes in our dividend policy and earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts and the market in general;

•	decreases in our NAV per share;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

Item 3. Legal Proceedings

We and certain of our executive officers are defendants in a purported class action lawsuit in the United States District Court for the District of Maryland styled as Klugmann v. American Capital, Ltd., et al. The lawsuit was filed on behalf of the purchasers of our common stock between October 31, 2007 and November 7, 2008, and alleges violations of Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 promulgated thereunder, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and in the case of the individual defendants, the control person provisions of the Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants made incorrect statements related to our dividend guidance for 2008. The complaint seeks unspecified damages, costs and expenses. On June 14, 2010, the court denied the defendants’ motion to dismiss the matter, without prejudice. The case is in the discovery stage and we intend to continue to contest the matter vigorously.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our annual taxable ordinary income to our shareholders within the period allowed under the Code in order to maintain our qualification as a RIC and also have distributed, or intend to distribute, sufficient dividends to eliminate our taxable income. However, for the tax year ended September 30, 2010, we had no taxable income. Accordingly, we had no distribution requirements for that tax year.

IRS issued Revenue Procedure 2010-12 temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared by December 31, 2012 with respect to a taxable year ending on or before December 31, 2011 and (iii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

Under the 1940 Act, if a BDC has any senior debt securities outstanding that were publicly issued, the BDC must make provision to prohibit the declaration of any dividend (except a dividend payable in the stock of the BDC) if its asset coverage is below 200% at the time of the distribution after deducting the cash amount of such dividend. However, we have received guidance from the staff of the SEC that notwithstanding this provision of the 1940 Act, we are able to declare and pay dividends pursuant to Revenue Procedure 2010-12 issued by the IRS, if our asset coverage were to fall below 200%.

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

Our stock transfer agent, registrar and dividend reinvestment plan administrator is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Trust Company, N.A., P.O. Box 43078, Providence, RI 02940, and their telephone number is 1-800-733-5001.

For the three fiscal years ended December 31, 2010, we have not sold any equity securities that were not registered under the Securities Act.

Quarterly Stock Prices and Dividend Declarations

Our common stock is quoted on The NASDAQ Global Select Market under the ticker symbol “ACAS”. As of February 16, 2011, we had 858 shareholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of shareholders. We believe that there are currently over 161,000 additional beneficial holders of our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market and our dividends paid for the years ended December 31, 2010 and 2009.

	Sales Prices		Dividends Paid
	High	Low
2010
First Quarter	$5.23	$2.46	$—
Second Quarter	$6.65	$4.16	$—
Third Quarter	$5.99	$4.48	$—
Fourth Quarter	$8.17	$5.65	$—

2009
First Quarter	$7.39	$0.58	$—
Second Quarter	$5.56	$1.84	$1.07	(1)
Third Quarter	$3.73	$2.08	$—
Fourth Quarter	$3.40	$2.31	$—

(1)	In June 2009, we declared a dividend of $1.07 per share, which was paid part in cash and stock in August 2009.

Equity Compensation Plans

The following table summarizes information, as of December 31, 2010, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire shares of our common stock may be granted from time to time. See Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements for a description of our equity compensation plans (shares in millions).

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders(1)	39.8	$7.18	31.4
Equity compensation plans not approved by security holders(1)	—	$—	—

Total	39.8	$7.18	31.4

(1)	All of our equity compensation plans have been approved by our shareholders.

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

The preceding graph and the following table compares a shareholder’s cumulative total return for the last five fiscal years, assuming $100 invested at December 31, 2005, with the reinvestment of all dividends on the dates of payment without commissions, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500; (iii) an index of selected issuers in our BDC Peer group, composed of Apollo Investment Corporation, Ares Capital Corporation, Gladstone Capital Corporation, MCG Capital Corporation and Prospect Capital Corporation; (iv) an index of selected issuers in our Asset Manager Peer Group, composed of Affiliated Managers Group Inc., Alliance Bernstein Holding L.P., Blackrock, Inc., Brookfield Asset Management Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources Inc., Invesco Ltd., Janus Capital Group Inc., Legg Mason Inc., T. Rowe Price Group, Inc. and Waddell & Reed Financial Inc.; and (v) an index of selected issuers in our Bank Peer Group, composed of Bank of America Corporation, Bank of New York Mellon Corporation, BB&T Corp., Citigroup, Inc., Goldman Sachs Group, Inc., Jefferies Group Inc., JPMorgan Chase & Co., Morgan Stanley, PNC Financial Services Group Inc., U.S. Bancorp and Wells Fargo & Company.

The S&P 500 is an unmanaged, capitalization-weighted index generally representative of the U.S. market for large capitalization stocks. This information shows how our performance compares with the returns of one of the most widely used U.S. equity indexes. The S&P 500 cannot be invested in directly.

	Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10
AMERICAN CAPITAL, LTD.	$100	$293	$229	$26	$26	$80
S&P 500	100	116	122	77	97	112
BDC PEER GROUP	100	133	104	59	90	121
ASSET MANAGER PEER GROUP	100	132	173	78	128	146
BANK PEER GROUP	100	127	113	70	85	92

Item 6. Selected Financial Data

AMERICAN CAPITAL, LTD.

Consolidated Selected Financial Data

(in millions, except per share data)

The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Total operating income(1)	$600	$697	$1,051	$1,240	$860
Total operating expenses(2)	396	582	521	640	424

Operating income before income taxes	204	115	530	600	436
Income tax benefit (provision)	—	20	(37)	(6)	(11)

Net operating income	204	135	493	594	425
Net gain on extinguishment of debt	—	12	—	—	—
Net realized (loss) gain on investments	(576)	(825)	32	214	173

Net realized (loss) earnings	(372)	(678)	525	808	598
Net unrealized appreciation (depreciation) of investments	1,370	(232)	(3,640)	(108)	297
Cumulative effect of accounting change(2)	—	—	—	—	1

Net increase (decrease) in net assets resulting from operations (“Net earnings (loss)”)	$998	$(910)	$(3,115)	$700	$896

Per share data:
Net operating income:
Basic	$0.63	$0.56	$2.42	$3.42	$3.15
Diluted	$0.62	$0.56	$2.42	$3.36	$3.11
Net earnings (loss):
Basic	$3.06	$(3.77)	$(15.29)	$4.03	$6.63
Diluted	$3.02	$(3.77)	$(15.29)	$3.96	$6.55
Dividends declared	$—	$1.07	$3.09	$3.72	$3.33
Balance sheet data:
Total assets	$6,084	$6,672	$7,910	$11,732	$8,609
Total debt	$2,259	$4,142	$4,428	$4,824	$3,926
Total shareholders’ equity	$3,668	$2,329	$3,155	$6,441	$4,342
Net asset value per share	$10.71	$8.29	$15.41	$32.88	$29.42
Other data (unaudited):
Number of portfolio companies at period end	160	187	223	219	188
New investments(3)	$234	$109	$2,607	$7,928	$5,136
Realizations(4)	$1,293	$1,143	$2,176	$4,537	$3,447
Net operating income return on average equity at cost(5)	3.4%	2.1%	7.5%	11.3%	12.0%
Net realized (loss) earnings return on average equity at cost(5)	(6.2)%	(10.7)%	8.0%	15.3%	16.9%
Net earnings (loss) return on average equity at fair value(6)	33.5%	(37.3)%	(60.0)%	12.2%	24.6%
Assets under management(7)	$22,645	$14,022	$12,804	$16,265	$10,566

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
(2)	In 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is codified in FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). We adopted SFAS No. 123(R) using the “modified prospective” method. Under the modified prospective method, the consolidated financial statements for prior fiscal years do not reflect any restated amounts. When recognizing compensation cost under ASC 718, we elected to adjust the compensation costs for forfeitures when the unvested awards were actually forfeited. However, under ASC 718, we are required to estimate forfeitures of unvested awards when recognizing compensation cost. Upon the adoption of ASC 718 on January 1, 2006, we recorded a cumulative effect of a change in accounting principle, net of related tax effects, to adjust compensation cost for the difference in compensation costs recognized in prior periods if forfeitures had been estimated during those periods of $1 million, or $0.01 per basic and diluted share.
(3)	New investments include amounts as of the investment dates that are committed.
(4)	Realizations represent cash proceeds received upon the exit of investments including payment of scheduled principal amortization, debt prepayments, proceeds from loan syndications and sales, payment of accrued PIK notes, and dividends and payments associated with accreted original issue discounts and sale of equity and other securities.
(5)	Equity calculated before the effect of net unrealized appreciation and depreciation of investments. Average equity is calculated based on the quarterly shareholders’ equity balances.
(6)	Return represents net increase or decrease in net assets resulting from operations. Average equity is calculated based on the quarterly shareholders’ equity balances.
(7)	Assets under management include both (i) the total assets of American Capital and (ii) the total assets of the funds under management by American Capital, LLC, excluding any direct investment we have in those funds.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                 (in millions, except per share data)

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have greater financial resources than us, reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value, and a change in estimate could affect our net asset value; (iv) our investments in securities of privately-held companies may be illiquid, which could affect our ability to realize the investment; (v) our portfolio companies could default on their loans or provide no returns on our investments, which could affect our operating results; (vi) we use external financing to fund our business, which may not always be available; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless immediately after a debt issuance we maintain an asset coverage of at least 200%, or equal to or greater than our asset coverage prior to such issuance, which may affect returns to our shareholder; (xii) we may fail to continue to qualify for our pass-through treatment as a RIC, which could have an effect on shareholder return; (xiii) our common stock price may be volatile; and (xiv) general business and economic conditions and other risk factors described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

American Capital Investing Activity

We invest in middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior and mezzanine debt and equity in American Capital One-Stop Buyouts® or Private Equity Buyouts and provide capital directly to early stage and mature private and small public companies and alternative asset funds that we manage. Currently, we will invest up to $300 million in a single middle market company in North America. We also have investments in Structured Products.

We seek to be a long-term partner with our portfolio companies. As a long-term partner, we will invest capital in a portfolio company subsequent to our initial investment if we believe that it can achieve appropriate returns for our investment. Add-on financings to our portfolio companies fund (i) strategic acquisitions by a portfolio company of either a complete business or specific lines of a business that are related to the portfolio company’s business, (ii) recapitalization of a portfolio company to raise financing on better terms, buyout one or several owners or to pay a dividend, (iii) growth of the portfolio company such as product development or plant expansions, or (iv) working capital for a portfolio company, sometimes in distressed situations, that need capital to fund operating costs, debt service, or growth in receivables or inventory.

The total fair value of our investment portfolio was $5.5 billion, $5.6 billion and $7.4 billion as of December 31, 2010, 2009 and 2008, respectively. Our new investments totaled $234 million, $109 million and $2.6 billion during the years ended December 31, 2010, 2009 and 2008, respectively. The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date. During the years ended December 31, 2010 and 2009, we generally limited our investment originations to providing funding to our existing portfolio companies for strategic acquisitions, working capital or to recapitalize or refinance their balance sheets.

The type and aggregate dollar amount of new investments during the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	2010	2009	2008
Investments in managed funds	$—	$—	$775
Sponsor finance of private equity buyouts	—	—	485
American Capital One-Stop Buyouts®	—	—	303
Direct investments	35	—	192
Structured products investments	—	—	151
Add-on financing for recapitalizations, not including distressed investments	80	20	110
Add-on financing for purchase of debt of a portfolio company	57	—	—
Add-on financing for working capital in distressed situations	38	81	125
Add-on financing for acquisitions	22	4	98
Add-on financing for growth and working capital	2	4	368

Total	$234	$109	$2,607

The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date. Included in the add-on financing for recapitalizations, not including distressed investments, of $80 million for the year ended December 31, 2010 was a $75 million bridge loan issued to European Capital, the proceeds of which were utilized to repay in full and terminate European Capital’s unsecured multicurrency revolving facility. Subsequently, European Capital fully repaid the bridge loan and the facility was terminated during the year ended December 31, 2010.

During the years ended December 31, 2010, 2009 and 2008, we received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	2010	2009	2008
Principal prepayments	$874	$316	$770
Sale of equity investments	266	323	913
Payment of accrued PIK notes and dividend and accreted original issue discounts	77	48	64
Loan syndications and sales	40	410	349
Scheduled principal amortization	36	46	80

Total	$1,293	$1,143	$2,176

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

The consolidated operating results for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	2010	2009	2008
Operating income	$600	$697	$1,051
Operating expenses	396	582	521

Operating income before income taxes	204	115	530
Benefit (provision) for income taxes	—	20	(37)

Net operating income	204	135	493
Net gain on extinguishment of debt	—	12	—
Net realized (loss) gain on investments	(576)	(825)	32

Net realized (loss) earnings	(372)	(678)	525

Net unrealized appreciation (depreciation) of investments	1,370	(232)	(3,640)

Net earnings (loss)	$998	$(910)	$(3,115)

Fiscal Year 2010 Compared to Fiscal Year 2009

Operating Income

We derive the majority of our operating income by investing in senior and mezzanine debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating income from investing in Structured Products. Operating income consisted of the following for the years ended December 31, 2010 and 2009 (in millions):

	2010	2009
Interest income on debt and Structured Products investments	$486	$559
Dividend income	58	76
Interest income on bank deposits	2	3

Interest and dividend income	546	638

Fund asset management fees and reimbursements	16	22
Portfolio company advisory and administrative fees	18	20
Other fees	20	17

Fee income	54	59

Total operating income	$600	$697

Interest and Dividend Income

The following table summarizes selected data for our debt and equity investments outstanding, at cost, for the years ended December 31, 2010 and 2009 (dollars in millions):

	2010	2009
Debt and Structured Products investments(1)	$4,886	$6,537
Effective interest rate on debt and Structured Products investments(1)	9.9%	8.5%
Average monthly one-month LIBOR	0.3%	0.3%
Average non-accrual debt investments at cost(2)	$723	$915
Equity investments(1)	$3,652	$3,675
Effective dividend yield on equity investments(1)	1.6%	2.1%
Debt, Structured Products and equity investments(1)	$8,538	$10,212
Effective yield on debt, Structured Products and equity investments(1)	6.4%	6.2%

(1)	Monthly weighted average.
(2)	Quarterly average.

Interest income on debt and Structured Products investments decreased by $73 million, or 13%, for the year ended December 31, 2010, over the comparable prior period in 2009, due to a decrease in our monthly weighted average debt and Structured Products investments and a decrease in interest income recognized on our CMBS investments, partially offset by a decline in non-accruing loans. Our spread income, the weighted average rate of interest income on debt and Structured Products investments less the weighted average interest rate on our corporate debt obligations, increased from 2.6% in 2009 to 4.5% in 2010. This was due in part to a decline in LIBOR, a decrease in the spread of our new secured debt due in 2013, the exit of non-performing debt and Structured Products investments and new investments with higher average yields.

Our weighted average debt and Structured Products investments decreased for the year ended December 31, 2010 over the comparable period in 2009 primarily as a result of the repayment, sale or write-off of debt and Structured Products investments.

The monthly weighted average effective interest rate on our debt and Structured Products investments increased 140 basis points during the year ended December 31, 2010 over the comparable period in 2009 primarily due to a greater negative impact of non-accrual debt investments for the year ended December 31, 2009 as compared to the current period and an approximate $192 million decrease in the average cost basis of non-accrual loans during the year December 31, 2010 over the comparable period in 2009, partially offset by a decline in interest income recognized from CMBS investments as compared to the prior period as a result of a decrease in projected cash flow. See Note 2—Interest and Dividend Income Recognition policy in this Annual Report on Form 10-K for a description of how projected cash flows affect revenue recognition on our Structured Products investments.

When a debt investment is placed on non-accrual, we may record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the years ended December 31, 2010 and 2009, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $7 million and $49 million, respectively, as a result of debt investments being placed on non-accrual, which had an approximate 10 basis point and 80 basis point, respectively, negative impact on the weighted average effective interest rate.

Dividend income decreased by $18 million, or 24%, for the year ended December 31, 2010, over the comparable period in 2009 primarily due to a decline in dividends from common stock investments that were sold. As a result, the monthly weighted average effective dividend yield on equity investments was 1.6% for the year ended December 31, 2010, a 50 basis point decrease from the comparable period in 2009.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the years ended December 31, 2010 and 2009, we recorded net reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $11 million and $20 million, respectively.

Fee Income

We provide advisory and administrative services to American Capital, LLC, our alternative asset manager portfolio company. Our fund asset management fees and reimbursements income for the years ended December 31, 2010 and 2009 represent fees of $16 million and $22 million, respectively, for providing advisory and administrative services to American Capital, LLC.

Our fee income includes financial advisory services provided to our private finance portfolio companies and includes both management fees for providing managerial advice and analysis, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature.

Operating Expenses

Operating expenses decreased $186 million, or 32%, for the year ended December 31, 2010 over the comparable period in 2009. Operating expenses consisted of the following for the years ended December 31, 2010 and 2009 (in millions):

	2010	2009
Interest	$177	$256
Salaries, benefits and stock-based compensation	134	215
General and administrative	64	91
Debt refinancing costs	21	20

Total operating expenses	$396	$582

Interest

Interest expense for the year ended December 31, 2010 decreased $79 million, or 31%, over the comparable period in 2009. The decrease in interest expense was primarily attributable to a decline in the weighted average interest rate on our borrowings and lower weighted average borrowings as a result of our debt refinancing and the associated pay down of $1,030 million of outstanding borrowings on June 28, 2010, the subsequent pay down of an additional $307 million of our secured debt due 2013, and the repayment of $544 million of on-balance sheet securitized debt. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the year ended December 31, 2010 was 5.4%, compared to 5.9% for the year ended December 31, 2009. Comparison to the prior year of the weighted average interest is also impacted by additional interest expense incurred during the year ended December 31, 2009 for the accrual of a $22 million make-whole interest payment on our unsecured debt that was refinanced in the second quarter of 2010. Our weighted average borrowings decreased to $3,275 million for the year ended December 31, 2010 from $4,307 million in the comparable period in 2009, and our year-end borrowings decreased from $4,142 million as of December 31, 2009 to $2,259 million as of December 31, 2010.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the years ended December 31, 2010 and 2009 (in millions):

	2010	2009
Base salaries	$56	$73
Incentive compensation	26	34
Severance costs	—	9
Benefits	10	13
Stock-based compensation	42	86

Total salaries, benefits and stock-based compensation	$134	$215

Salaries, benefits and stock-based compensation for the year ended December 31, 2010 decreased $81 million, or 38%, over the comparable period in 2009 primarily due to (i) a decrease in the number of employees, (ii) severance costs recorded in the prior year and (iii) lower stock-based compensation during the year ended December 31, 2010 as a result of the acceleration of stock-based compensation in the fourth quarter of 2009 from the completion of a tender offer for certain eligible employee stock options.

In 2010, we granted 17.7 million stock options with a weighted average fair value of $2.07 per option, or $37 million, and in 2009, we granted 17.0 million stock options with a weighted average fair value of $1.41 per option, or $24 million. In 2010, we did not grant any deferred compensation, and in 2009, we granted $4 million of deferred compensation. For a further discussion on stock based compensation, see Note 5 and Note 6 to our consolidated financial statements in this Annual Report on Form 10-K.

To better align our organization and cost structure with the current economic conditions, we continued to conduct strategic reviews of our business in 2009 which resulted in aggregate restructuring charges of $25 million for the year ended December 31, 2009. The restructuring charges included $9 million for severance and related costs associated with 72 employees for the year ended December 31, 2009. As of December 31, 2010, 2009 and 2008, we had total employees of 242, 264 and 384, respectively.

In December 2009, we completed a tender offer for certain eligible employee stock options. Pursuant to the tender offer, we offered employees a $0.6 million cash payment for the voluntary cancellation of certain eligible outstanding employee stock options. For each tendered option, non-executive officer employees received a cash payment of $0.05 per eligible stock option and executive officer employees received $0.01 per eligible stock option. For a further discussion on the tender offer, see Note 5 to our consolidated financial statements in this Annual Report on Form 10-K. As a result of the tender offer, unrecognized compensation cost of $21 million for the tendered unvested options expected to vest was accelerated and recorded as compensation expense for the year ended December 31, 2009. Accordingly, the stock-based compensation cost for the year ended December 31, 2010 is lower as compared to the comparable prior period in part due to the positive impact of the accelerated employee stock options in future periods.

General and Administrative

General and administrative expenses decreased by $27 million, or 30%, for the year ended December 31, 2010 over the comparable period in 2009. The decrease is primarily due to $16 million in restructuring charges related to excess facilities from office closures and employee headcount reductions for the year ended December 31, 2009, compared to $9 million for the year ended December 31, 2010, and lower overall general and administrative expenses due to fewer employees and offices in 2010 as compared to 2009.

Debt Refinancing Costs

During the years ended December 31, 2010 and 2009, we incurred non-recurring debt refinancing costs of $21 million and $20 million, respectively, from both fees related to our unsecured creditors’ legal and financial advisors who were engaged in connection with our debt refinancing negotiations and the closing of our debt refinancing transaction in June 2010.

Benefit (Provision) for Income Taxes

As a RIC, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar years ended December 31, 2010 and 2009 and the one-year periods ending October 31, 2010 and 2009, we distributed at least 98% of our ordinary income and capital gains and did not accrue federal excise tax because we distributed sufficient dividends to eliminate any federal excise tax and had taxable ordinary losses and capital losses for the respective excise tax years. However, we accrued an $8 million tax benefit in the year ended December 31, 2009 related to excise tax for the calendar year ended December 31, 2008 and one year period ending October 1, 2008 as a result of a change in estimated taxable income of such prior year, which is included in our benefit (provision) for income taxes on the accompanying statements of operations.

Our consolidated taxable operating subsidiary, American Capital Financial Services, Inc. (“ACFS”), which was merged into American Capital on June 30, 2010, was subject to federal, state and local income taxes. During the year ended December 31, 2009, we recorded a tax benefit of $12 million related to ACFS. On November 6, 2009, The Worker, Homeownership, and Business Assistance Act of 2009 was enacted. As part of this legislation, the carryback period for net operating losses arising in either 2008 or 2009 was increased from two years to three, four or five years at the election of the taxpayer. As a result of this new legislation, ACFS was able to carryback its net operating loss for the tax year ended September 30, 2009 to prior years to claim a refund. This resulted in American Capital recording a tax benefit of $10 million for the year ended December 31, 2009, which is included in our benefit (provision) for income taxes on the accompanying consolidated statements of operations.

Net Gain on Extinguishment of Debt

In 2009, we repurchased $20 million of Class B notes issued by our indirect wholly-owned consolidated subsidiary, ACAS Business Loan Trust 2007-1, for $3 million. As a result of this purchase, we recognized a $17 million gain during the year ended December 31, 2009, which is recorded in net gain on extinguishment of debt in the accompanying consolidated statements of operations.

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

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments for the years ended December 31, 2010 and 2009 consisted of the following individual portfolio company realized gain (loss) greater than $15 million (in millions):

	2010	2009
American Capital Agency Corp.	$21	$—
Axygen Holdings Corporation	—	35
Piper Aircraft, Inc.	—	31
Edline, LLC	—	16
Other, net	33	40

Total gross realized portfolio gain	54	122

ACAS CRE CDO 2007-1, Ltd.	(170)	(41)
UFG Member, LLC	(83)	—
Orchard Brands Corporation	(50)	—
GS Mortgage Securities Trust 2007-GG10	(49)	—
Fountainhead Estate Holding Corp.	(25)	—
ETG Holdings, Inc.	(22)	—
J-Pac, LLC	(21)	—
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	(19)	—
Resort Funding Holdings, Inc.	(17)	—
CCRD Operating Company, Inc.	(15)	—
Genband Inc.	(15)	—
Consolidated Bedding, Inc.	—	(196)
CMX Inc.	—	(121)
Barton-Cotton Holding Corporation	—	(74)
Anchor Drilling Fluids USA, Inc.	—	(55)
Sale of commercial mortgage loan portfolio	—	(39)
TestAmerica Environmental Services, LLC	—	(39)
Halex Corporation	—	(29)
Ranpak Acquistion Company	—	(23)
Venus Swimwear, Inc	—	(21)
Ford Motor Company	—	(18)
Foamex, L.P.	—	(18)
Small Smiles Holding Company, LLC	—	(17)
Other, net	(67)	(147)

Total gross realized portfolio loss	(553)	(838)

Total net realized portfolio loss	$(499)	$(716)
Interest rate derivative periodic interest payments, net	(61)	(58)
Interest rate derivative termination payments	(14)	(4)
European Capital put option agreement	—	(44)
Foreign currency transactions	(2)	(3)

Total net realized loss	$(576)	$(825)

The following are summary descriptions of portfolio company realized gains or losses greater than $30 million.

As a result of further deterioration of the commercial mortgage loan collateral securing the CMBS bonds in ACAS CRE CDO 2007-1, Ltd. (“ACAS CRE CDO”) during 2010, we no longer are receiving or expect to receive future cash flows on any of our remaining bonds in ACAS CRE CDO. Accordingly, during 2010, we wrote off our remaining bonds in ACAS CRE CDO. We did not receive any proceeds, realizing a loss of $170 million, which was fully offset by a reversal of unrealized depreciation. During 2009, we wrote off our non-rated and our most subordinated bond investments in ACAS CRE CDO due to the elimination of current and projected cash flows to those subordinated classes due to the deterioration in the collateral. We did not receive any proceeds, realizing a loss of $41 million, which was fully offset by a reversal of unrealized depreciation

During 2010, we sold our investment in UFG Member, LLC. As part of the sale proceeds, we received a partial payment on our remaining mezzanine debt investment. The sale proceeds we received included a subordinated note from the purchaser, AFA Investments, Inc., that had a fair value of $4 million. We wrote off our remaining mezzanine debt investment and our equity investment in UFG Member, LLC realizing a loss of $83 million offset by a reversal of unrealized depreciation of $68 million.

During 2010, we sold our unsecured mezzanine debt investment in Orchard Brands Corporation for nominal proceeds, realizing a loss of $50 million fully offset by a reversal of unrealized depreciation.

During 2010, we wrote off $49 million of non-investment grade CMBS bonds in GS Mortgage Securities Trust 2007-GG10. We did not receive any proceeds, realizing a loss of $49 million fully offset by a reversal of unrealized depreciation.

During 2009, we received full payment of our remaining mezzanine debt investment in Axygen Holdings Corporation and sold all of our equity interests for $182 million in total proceeds realizing a gain of $35 million offset by a reversal of unrealized appreciation of $37 million.

During 2009, we received full repayment of our remaining mezzanine debt investment in Piper Aircraft, Inc. and sold all of our equity interests for $31 million in total proceeds realizing a gain of $31 million offset by a reversal of unrealized appreciation of $23 million.

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

During 2009, Barton-Cotton, Incorporated, the wholly-owned operating subsidiary of Barton-Cotton Holding Corporation (“Barton-Cotton”), filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. Although we are pursuing our claims, we do not expect to receive any proceeds for our mezzanine debt or equity investments in Barton-Cotton. We deemed our investments to be worthless and recognized a realized loss of $74 million fully offset by a reversal of unrealized depreciation.

During 2009, we wrote off $55 million of our mezzanine debt investment in Anchor Drilling Fluids USA, Inc. We did not receive any proceeds, realizing a loss of $55 million fully offset by a reversal of unrealized depreciation.

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

During 2009, we wrote off our mezzanine debt investment in TestAmerica Environmental Services, LLC. We did not receive any proceeds, realizing a loss of $39 million fully offset by a reversal of unrealized depreciation.

We have interest rate swap agreements in which we pay a fixed rate and receive a floating rate based on LIBOR. The net interest payments or receipts are recorded as a realized gain (loss) on the interest settlement dates. For the year ended December 31, 2010 and 2009, we recorded $61 million and $58 million, respectively, for net interest rate derivative periodic interest payments due to the significant decline in LIBOR as compared to LIBOR at the date of the origination of the interest rate swap agreements.

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

Net Unrealized Appreciation (Depreciation) of Investments

The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the years ended December 31, 2010 and 2009 (in millions):

	2010	2009
Gross unrealized appreciation of private finance portfolio investments	$611	$297
Gross unrealized depreciation of private finance portfolio investments	(289)	(970)

Net unrealized appreciation (depreciation) of private finance portfolio investments	322	(673)
Net unrealized appreciation (depreciation) of European Capital investment	371	(224)
Net unrealized appreciation (depreciation) of European Capital foreign currency translation	97	(24)
Net unrealized appreciation of AGNC	—	22
Net unrealized appreciation (depreciation) of American Capital, LLC	111	(148)
Net unrealized appreciation (depreciation) of Structured Products investments	50	(11)
Reversal of prior period net unrealized depreciation upon realization	517	718

Net unrealized appreciation (depreciation) of portfolio investments	1,468	(340)
Foreign currency translation—European Capital	(104)	25
Foreign currency translation—other	(3)	3
Derivative agreements and other	9	31
Reversal of prior period net unrealized depreciation on put option agreement upon realization	—	49

Net unrealized appreciation (depreciation) of investments	$1,370	$(232)

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $5,745 million and fair value of $4,512 million as of December 31, 2010. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

For the year ended December 31, 2010, the $322 million of net unrealized appreciation on our private finance portfolio investments was driven primarily by improved portfolio company performance, multiple expansion of comparable companies and narrowing investment spreads.

For the year ended December 31, 2009, the $673 million of net unrealized depreciation on our private finance portfolio investments was driven primarily by degrading portfolio company performance, multiple contraction of comparable companies and widening investment spreads. The operating results for our private finance portfolio companies began improving in the latter half of 2009, which coincided with the end of the recent global economic recession in June 2009. From a trend perspective, we experienced a significant amount of net unrealized depreciation on our private finance portfolio investments during the first half of 2009 while recognizing modest net unrealized appreciation in the second half of 2009.

European Capital

For the year ended December 31, 2010, we recognized unrealized appreciation of $468 million on our investment in European Capital comprised of $371 million unrealized appreciation on our investment and $97 million of unrealized appreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. As of December 31, 2010, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,268 million and $608 million, respectively, and a debt investment with a fair value and cost basis of $28 million.

European Capital, a wholly-owned portfolio company of American Capital, is an investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. European Capital’s underlying portfolio investments are recorded at fair value determined in accordance with ASC 820. In determining the fair value of our investment in European Capital, we concluded that our wholly-owned equity investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including the yield and tenor of European Capital’s credit facilities, recent public comparables and an implied required market return on equity by market participants, which indicate fair values at a discount to NAV. The unrealized appreciation on our investment of $371 million, excluding unrealized appreciation (depreciation) on foreign currency, during the year ended December 31, 2010 was due primarily to an increase in the NAV of European Capital and a reduction to the discount applied to NAV. The unrealized depreciation of $224 million, excluding unrealized depreciation on foreign currency, during the year ended December 31, 2009 was due primarily to a decrease in the NAV of European Capital primarily as a result of a decline in the fair value of its portfolio investments during the year.

The following is a summary composition of European Capital’s NAV and our equity investment’s implied discount to its NAV as of December 31, 2010 and 2009, respectively (€ and $ in millions):

	December 31, 2010	December 31, 2009
Debt investments at fair value	€868	€1,038
Equity investments at fair value	207	174
Other assets and liabilities, net	42	94
Secured debt at cost	(353)	(569)
Unsecured debt at cost	(110)	(191)
Unsecured debt from American Capital at cost	(21)	(18)

NAV (Euros)	€633	€528
Exchange rate	1.33	1.43

NAV (U.S. dollars)	$842	$755

Fair value of American Capital equity investment	$608	$243
Implied discount to NAV	27.8%	67.8%

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital, is a holding company of fund managers with a cost basis of $58 million and fair value of $129 million as of December 31, 2010. During the years ended December 31, 2010 and 2009, we recognized $111 million of unrealized appreciation and $148 million of unrealized depreciation on our investment in American Capital, LLC, respectively. The appreciation in the fair value of American Capital, LLC for the year ended December 31, 2010 was primarily due to an increase in the projected cash flows as a result of a significant increase in the projected management fees for managing AGNC due to significant growth in the AGNC portfolio. The depreciation in fair value of American Capital, LLC for the year ended December 31, 2009 was primarily due to a decline in its projected cash flows from reduced projected management fees and carried interest for managing European Capital due in part to a decline in the fair value of European Capital’s investments since origination. The funds managed by subsidiaries of American Capital, LLC are European Capital, AGNC, ACE I, ACE II and ACAS CLO-1.

Structured Products Investments

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities with a cost basis of $600 million and fair value of $199 million as of December 31, 2010. During the years ended December 31, 2010 and 2009, we recorded $50 million of net unrealized appreciation and $11 million of net unrealized depreciation on our Structured Products investments, respectively. Our CMBS portfolio experienced $15 million and $51 million of net unrealized depreciation during the years ended December 31, 2010 and 2009, respectively, due primarily to lower projected future cash flows due to continued credit impairments in the overall commercial real estate markets. Our investments in CLO and CDO portfolios of commercial loans experienced $65 million and $40 million of net unrealized appreciation during the years ended December 31, 2010 and 2009, respectively, due primarily to a narrowing of investment spreads and higher broker quotes.

Foreign Currency Translation

We have investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. For the years ended December 31, 2010 and 2009, we recorded net unrealized depreciation of $107 million and net unrealized appreciation of $28 million, respectively. This is primarily as a result of changes in the Euro and U.S. dollar exchange rates.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or deprecation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the U.S. dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the U.S. dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. Accordingly, for the years ended December 31, 2010 and 2009, we recorded unrealized depreciation of $104 million and unrealized appreciation of $25 million for foreign currency translation, respectively, for the cost basis in our investment in European Capital (included in our total unrealized depreciation of $107 million and unrealized appreciation of $28 million for foreign currency translation for the years ended December 31, 2010 and 2009, respectively), which was partially offset by unrealized appreciation of $97 million and unrealized depreciation of $24 million, respectively, for the foreign currency translation of our cumulative unrealized depreciation of our investment in European Capital, which is included in our total net unrealized appreciation of portfolio investments.

Derivative and Option Agreements and Other

During the year ended December 31, 2010, we recorded $9 million of net unrealized depreciation from derivative agreements and other, primarily interest rate swaps. The fair value of the net liability for our derivative agreements as of December 31, 2010 was $102 million, which included a $13 million net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

During the year ended December 31, 2009, we recorded $31 million of net unrealized appreciation from derivative agreements and other, primarily due to net unrealized appreciation of $76 million due to an increase in the forward interest rate yield curve, partially offset by unrealized depreciation of $45 million associated with a reduction of our credit risk for non-performance during the period.

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

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the years ended December 31, 2010 and 2009:

	2010	2009
Net operating income return on average equity at cost	3.4%	2.1%
Net realized loss return on average equity at cost	(6.2)%	(10.7)%
Net earnings (loss) return on average equity at fair value	33.5%	(37.3)%

Fiscal Year 2009 Compared to Fiscal Year 2008

Operating Income

Operating income consisted of the following for the years ended December 31, 2009 and 2008 (in millions):

	2009	2008
Interest income on debt and Structured Product investments	$559	$765
Dividend income	76	176
Interest income on bank deposits	3	9

Interest and dividend income	638	950

Fund asset management fees and reimbursements	22	29
Portfolio company advisory and administrative fees	20	21
Loan financing fees	—	20
Other fees	17	31

Fee income	59	101

Total operating income	$697	$1,051

Interest and Dividend Income

Interest income on debt and Structured Products investments decreased by $206 million, or 27%, to $559 million for the year ended December 31, 2009 from $765 million for 2008, due to a decrease in our monthly weighted average debt and Structured Products investments and a decline in the weighted average effective interest rate. Dividend income decreased by $100 million, or 57%, to $76 million for 2009 from $176 million for 2008, primarily due to a decline in the effective dividend yield.

The following table summarizes selected data for our debt and equity investments outstanding, at cost, for the years ended December 31, 2009 and 2008 (dollars in millions):

	2009	2008
Debt and Structured Products investments(1)	$6,537	$6,980
Effective interest rate on debt and Structured Products investments(1)	8.5%	11.0%
Average monthly one-month LIBOR	0.3%	2.5%
Average non-accrual debt investments at cost(2)	$915	$503
Equity investments(1)	$3,675	$3,695
Effective dividend yield on equity investments(1)	2.1%	4.8%
Debt, Structured Products and equity investments(1)	$10,212	$10,675
Effective yield on debt, Structured Products and equity investments(1)	6.2%	8.8%

(1)	Monthly weighted average.
(2)	Quarterly average.

Our weighted average debt and Structured Products investments decreased during 2009 as we chose to accumulate cash on our balance sheet from any realization of proceeds from the exit of portfolio investments during the year ended December 31, 2009, in anticipation of refinancing a portion of our unsecured debt obligations, and to delever our balance sheet by reinvesting a smaller portion of the proceeds into new investments than was the case in prior recent years. The monthly weighted average effective interest rate on debt investments decreased 250 basis points to 8.5% for the year ended December 31, 2009 from 11.0% for the year ended December 31, 2008. This was primarily due to (i) a 220 basis point decrease in the average one-month LIBOR from the prior year, (ii) an increase in non-accrual loans, (iii) partially offset by loans that were originated or modified during 2008 and 2009. The loans originated during this period were priced at generally higher spreads as compared to loans that have been repaid during these periods as market spreads had increased during these periods.

A portion of our debt investments, particularly our senior debt investments, accrue interest at LIBOR plus a spread. These loans either have no LIBOR floor or may have a LIBOR floor that is generally around 2.0%. As a result, as LIBOR declines, our interest income generally will decline for our loans that are based on LIBOR.

Our average quarterly non-accrual loans as a percentage of our total loans at cost increased in 2009 as compared to the prior year as the impact of the recent economic recession negatively impacted the performance of certain of our portfolio companies. When a loan is placed on non-accrual, we record reserves on uncollected PIK interest income recorded in prior periods as a reduction of interest income in the current period. For the year ended December 31, 2009, we recorded reserves on uncollected PIK interest income recorded in prior periods of $49 million, which had an approximately 80 basis point impact on the weighted average effective interest rate for the year ended December 31, 2009.

The monthly weighted average effective dividend yield on equity investments decreased 270 basis points to 2.1% for the year ended December 31, 2009 from 4.8% for the year ended December 31, 2008. This was primarily due to (i) a lower accrual of dividends on our preferred stock investments of our private finance portfolio, (ii) discontinuation of dividends in 2009 from our investment in European Capital and (iii) lower dividends from our investment in American Capital, LLC.

For the year ended December 31, 2009, we recorded reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $20 million, which were recorded as a reduction of dividend income in the current period. The reserves on accrued dividend income were recorded because we no longer expect such amounts to be collected or realized.

We recorded dividend income on our equity investment in European Capital of $51 million for the year ended December 31, 2008. We did not record any dividend income on our equity investment in European Capital for the year ended December 31, 2009.

To the extent American Capital, LLC declares dividends of its net operating income to us, such dividends would generally be included as dividend income. The net operating income of American Capital, LLC is comprised of the base management fees, profit sharing (called carried interest or incentive fee) and transaction fees it earns less the operating expenses it incurs for providing fund management services. For the year ended December 31, 2009, American Capital, LLC declared dividends of $4 million compared to dividends of $18 million for year ended December 31, 2008. The decrease in dividend income was attributable primarily to lower net operating income from American Capital, LLC due to lower management fee income earned from managing European Capital.

Fee Income

We provide advisory and administrative services to American Capital, LLC, our alternative asset manager portfolio company. Fund asset management fees and reimbursements for the years ended December 31, 2009 and 2008 were $22 million and $29 million, respectively, for providing advisory and administrative services to American Capital, LLC.

Our fee income includes financial advisory services provided to our private finance portfolio companies and includes both management fees for providing managerial advice and analysis, which can be recurring in nature, and transaction structuring and financing fees for structuring, financing and executing portfolio transactions, which may not be recurring in nature.

During the year ended December 31, 2009, we did not complete any American Capital One-Stop Buyouts® and, other than several acquisitions made by certain of our existing portfolio companies, did not provide any financing to buyouts sponsored by other private equity firms other than to existing portfolio companies. As a result, we did not earn any appreciable loan financing, equity financing or transaction structuring fees for the year ended December 31, 2009. During the year ended December 31, 2008, we earned $20 million of loan financing fees and $8 million of equity financing and transaction structuring fees related to our sponsor finance business and the closing of American Capital One-Stop Buyouts® during the year.

Operating Expenses

Operating expenses increased $61 million, or 12%, for the year ended December 31, 2009 from 2008. Operating expenses consisted of the following for the years ended December 31, 2009 and 2008 (in millions):

	2009	2008
Interest	$256	$220
Salaries, benefits and stock-based compensation	215	206
General and administrative	91	95
Debt refinancing costs	20	—

Total operating expenses	$582	$521

Interest

Interest expense for the year ended December 31, 2009 increased $36 million, or 16%, from 2008. The increase in interest expense for the year ended December 31, 2009 was primarily attributable to an increase in interest rates for default interest and ratings downgrades and a make-whole interest payment, partially offset by a decline in LIBOR and lower weighted average borrowings. We incurred additional interest expense of $72 million during the year ended December 31, 2009 as a result of higher interest rates due to the defaults on certain of our borrowing arrangements and rating agency downgrades. For the year ended December 31, 2009, we incurred interest expense of $22 million for a make-whole interest payment associated with the acceleration of our unsecured private debt for which we subsequently entered into forbearance agreements. The $22 million make-whole interest payment was added to the outstanding principal amounts of the unsecured private notes in accordance with the forbearance agreements. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs and the make-whole interest payment accrual, for the year ended December 31, 2009 was 5.9%, compared to 4.9% for the year ended December 31, 2008. Our weighted average borrowings decreased to $4,307 million for the year ended December 31, 2009 from $4,508 million in the comparable period in 2008.

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

In 2009, we granted 17.0 million stock options with a weighted average fair value of $1.41 per option, or $24 million, and in 2008, we granted 6.1 million stock options with a weighted average fair value of $1.75 per option, or $11 million. In 2009, we granted $4 million of deferred compensation, and in 2008, we granted $52 million of deferred compensation. For a further discussion on stock based compensation, see Note 5 and Note 6 to our consolidated financial statements in this Annual Report on Form 10-K.

In December 2009, we completed a $0.6 million tender offer for certain eligible outstanding employee stock options. Pursuant to the tender offer, we offered employees a cash payment for the voluntary cancellation of certain eligible outstanding employee stock options. For each tendered stock option, non-executive officer employees received a cash payment of $0.05 per eligible stock option and executive officer employees received $0.01 per eligible stock option. As a result of the tender offer, approximately $21 million was accelerated and recorded as stock-based compensation for the year ended December 31, 2009.

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

General and Administrative

General and administrative expenses in 2009 decreased by $4 million, or 4%, from 2008. The decrease is primarily due to lower overall general and administrative expenses due to fewer employees and offices in 2009 as compared to 2008 partially offset by $16 million in restructuring charges related to excess facilities due to office closures and employee headcount reductions for the year ended December 31, 2009 as compared to $9 million in 2008.

Debt Refinancing Costs

During the year ended December 31, 2009, we incurred non-recurring debt refinancing costs of $20 million from both our unsecured creditors’ legal and financial advisors that were engaged in connection with our debt refinancing.

Benefit (Provision) for Income Taxes

For the year ended December 31, 2008, we accrued $14 million of excise tax attributable to undistributed ordinary income, which is included in our benefit (provision) for income taxes on the accompanying consolidated statements of operations. For the year ended December 31, 2009 and one-year period ending October 31, 2009, we distributed at least 98% of our ordinary income and capital gains and did not accrue excise tax. However, the final taxable income included in our excise tax return for the calendar year ended December 31, 2008 and the one-year period ending October 31, 2008 resulted in a lower taxable income than the estimated taxable income used to accrue the $14 million excise tax for the year ended December 31, 2008. As a result of this change in estimate, we accrued an $8 million income tax benefit for the year ended December 31, 2009 related to excise taxes, which is included in our benefit (provision) for income taxes on the accompanying consolidated statements of operations.

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

During the year ended December 31, 2009, we recorded a tax benefit of $12 million related to ACFS. On November 6, 2009, The Worker, Homeownership, and Business Assistance Act of 2009 was enacted. As part of this legislation, the carryback period for net operating losses arising in either 2008 or 2009 was increased from two years to three, four or five years at the election of the taxpayer. As a result of this new legislation, ACFS was able to carryback its net operating loss for the tax year ended September 30, 2009 to prior years to claim a refund. This resulted in American Capital recording a tax benefit of $10 million for the year ended December 31, 2009, which is included in our benefit (provision) for income taxes on the accompanying consolidated statements of operations.

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments for the years ended December 31, 2009 and 2008 consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	2009	2008
Axygen Holdings Corporation	$35	$—
Piper Aircraft, Inc.	31	—
Edline, LLC	16	—
BPWest, Inc.	—	69
Contec Holdings, Ltd	—	58
SSH Acquisition, Inc.	1	37
Pasternak Enterprises, Inc.	1	34
PaR Systems, Inc.	—	19
Exstream Holdings, Inc.	2	18
PHC Acquisition, Inc.	1	16
Other, net	35	44

Total gross realized portfolio gain	122	295

Consolidated Bedding, Inc.	(196)	—
CMX Inc.	(121)	—
Barton-Cotton Holding Corporation	(74)	—
Anchor Drilling Fluids USA, Inc.	(55)	—
ACAS CRE CDO	(41)	—
Sale of commercial mortgage loan portfolio	(39)	—
TestAmerica Environmental Services, LLC	(39)	—
Halex Corporation	(29)	—
Ranpak Acquistion Company	(23)	(3)
Venus Swimwear, Inc	(21)	—
Ford Motor Company	(18)	—
Foamex, L.P.	(18)	—
Small Smiles Holding Company, LLC	(17)	—
Stein World, LLC	—	(32)
BLI Partners, LLC	—	(16)
Other, net	(147)	(112)

Total gross realized portfolio loss	(838)	(163)

Total net realized portfolio (loss) gain	$(716)	$132
Interest rate derivative periodic interest payments, net	(58)	(31)
Interest rate derivative termination payments	(4)	(9)
European Capital put option agreement	(44)	—
Foreign currency transactions	(3)	(6)
Taxes on net realized gain	—	(54)

Total net realized (loss) gain	$(825)	$32

See “Fiscal Year 2010 Compared to Fiscal Year 2009” for discussion on the net realized gains (losses) for the year ended December 31, 2009. The following are summary descriptions of portfolio company realized gains or losses greater than $30 million during 2008.

During 2008, we received full repayment of our remaining $9 million mezzanine debt investment in BPWest, Inc. and sold all of our equity interests for $75 million in proceeds realizing a total gain of $69 million offset by a reversal of unrealized appreciation of $71 million. We provided $80 million in senior and mezzanine debt financing to the purchasers.

During 2008, we received full repayment of our remaining $88 million mezzanine debt investment in Contec Holdings, Ltd. and sold all of our equity interests for $165 million in proceeds realizing a total gain of $58 million offset by a reversal of unrealized appreciation of $58 million. We provided $135 million in mezzanine debt financing to the purchasers.

During 2008, we received full repayment of our remaining $32 million mezzanine debt investment in SSH Acquisition, Inc. and sold all of our equity interests for $59 million in proceeds realizing a total gain of $37 million offset by a reversal of unrealized appreciation of $40 million. We provided $141 million in senior and mezzanine debt financing to the purchasers.

During 2008, we received full repayment of our remaining $29 million mezzanine debt investment in Pasternack Enterprises, Inc. and sold all of our equity interests for $44 million in proceeds realizing a total gain of $34 million offset by a reversal of unrealized appreciation of $35 million.

During 2008, all of the operating assets of Stein World, LLC were sold pursuant to a sale foreclosure initiated by the lenders senior to us. We did not receive any proceeds from the sale and wrote off our debt investments in 2008 realizing a loss of $32 million offset by a reversal of unrealized depreciation of $32 million.

We record the accrual of the periodic interest settlements of interest rate swaps in net unrealized appreciation (depreciation) of investments and subsequently record the cash payments as a realized gain or loss on investments on the interest settlement date. We generally pay a fixed rate and receive a floating rate based on LIBOR under our interest rate swap agreements. For the years ended December 31, 2009 and 2008, we recorded a net realized loss of $58 million and $31 million, respectively, from the settlement of the periodic interest payments under our interest rate swap agreements. The unfavorable periodic interest settlements in 2009 as compared to 2008 were due primarily from the decrease in LIBOR rates in 2009 as compared to 2008.

For our tax year ended September 30, 2008, we retained our $155 million of net long-term capital gains resulting in a deemed distribution of $0.72 per share of net long-term capital gains to record holders as of September 30, 2008. Pursuant to the Code, we paid $54 million of Federal taxes on the retained net long-term capital gains on behalf of our shareholders, which is included in net realized (loss) gain on investments in the accompanying consolidated statements of operations.

Net Unrealized Appreciation (Depreciation) of Investments

The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the years ended December 31, 2009 and 2008 (in millions):

	2009	2008
Gross unrealized appreciation of private finance portfolio investments	$297	$192
Gross unrealized depreciation of private finance portfolio investments	(970)	(1,955)

Net unrealized depreciation of private finance portfolio investments	(673)	(1,763)
Net unrealized depreciation of European Capital investment	(224)	(698)
Net unrealized (depreciation) appreciation of European Capital foreign currency translation	(24)	26
Net unrealized appreciation of AGNC	22	1
Net unrealized depreciation of American Capital, LLC	(148)	(300)
Net unrealized depreciation of Structured Products	(11)	(606)
Reversal of prior period net unrealized depreciation (appreciation) upon realization	718	(140)

Net unrealized depreciation of portfolio investments	(340)	(3,480)
Foreign currency translation—European Capital	25	(46)
Foreign currency translation—other	3	5
Derivative agreements	31	(70)
Put option agreement	49	(49)

Net unrealized depreciation of investments	$(232)	$(3,640)

See “Fiscal Year 2010 Compared to Fiscal Year 2009” for discussion on the net unrealized appreciation (depreciation) of investments for the year ended December 31, 2009.

Private Finance Portfolio

For the year ended December 31, 2008, the $1,763 million of net unrealized depreciation on our private finance portfolio included approximately $447 million of net unrealized depreciation as a result of the change in our accounting methodologies from the adoption of ASC 820. The remaining $1,316 million of net unrealized depreciation on our private finance portfolio investments during 2008 was driven primarily by a combination of declines in multiples of comparable companies and portfolio company performance and credit for certain of our portfolio companies due to the recent global economic recession, particularly in the second half of 2008. On January 1, 2008, we adopted ASC 820. As a result of the adoption of ASC 820, we were required to modify our valuation methodologies for certain of our private finance investments. Prior to the adoption of ASC 820, we generally determined the fair value of our private finance portfolio investments by using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. This valuation approach results in the determination of a fair value of our investments based on a change of control in an M&A transaction or a recapitalization of the enterprise based on the value of the enterprise. However, upon the adoption of ASC 820, for investments in debt and redeemable preferred equity securities of portfolio companies for which we do not have the ability to initiate a sale of the portfolio company as of the measurement date and for which there is no active market, we are required under ASC 820 to use a hypothetical secondary market as our principal market. We determine the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using the market yield (“Market Yield”) valuation methodology.

European Capital

As of December 31, 2008, European Capital was publicly traded on the London Stock Exchange under the ticker symbol “ECAS.” The fair value of European Capital as of December 31, 2008 was based on the market quote as of December 31, 2008 plus a control premium because our Board of Directors determined that additional value above the market quote would be obtainable upon transfer of control. The unrealized depreciation of $698 million during the year ended December 31, 2008, excluding unrealized appreciation on foreign currency, was due primarily to a decrease in the closing market quote as of December 31, 2008.

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital, is a holding company of fund managers. During the year ended December 31, 2008, we recognized $300 million of unrealized depreciation on our investment in American Capital, LLC. The decline in value of American Capital, LLC for the year ended December 31, 2008 was primarily due to a decline in its projected cash flows from reduced projected management fees and carried interest for managing European Capital due in part to a decline in the fair value of European Capital’s investments.

Structured Products Investments

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities. During the year ended December 31, 2008, we recorded $606 million of net unrealized depreciation on our Structured Products investments. Our CMBS portfolio, which includes a commercial real estate CDO, experienced $455 million of net unrealized depreciation during the year ended December 31, 2008 and our CLO and CDO portfolios of commercial loans experienced $151 million of net unrealized depreciation during the year ended December 31, 2008.

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

For the year ended December 31, 2008, the net unrealized depreciation of $455 million and $151 million in our CMBS and CLO/CDO portfolios, respectively, was driven primarily by a dramatic widening of the investments spreads from origination caused by the liquidity crisis in the market as well as credit performance, particularly in our CMBS portfolio. The liquidity crisis drove investors’ expected returns higher on Structured Products investments.

Foreign Currency Translation

We have investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. For the year ended December 31, 2008, we recorded net unrealized depreciation of $41 million primarily as a result of the Euro depreciating against the U.S. dollar.

For the year ended December 31, 2008, we recorded unrealized depreciation of $46 million for the cost basis in our investment in European Capital (included in our total unrealized depreciation of $41 million for foreign currency translation for the year ended December 31, 2008), which was partially offset by unrealized appreciation of $26 million for the foreign currency translation of our cumulative unrealized depreciation of our investment in European Capital which is included in our total net unrealized depreciation of portfolio investments.

Derivative and Option Agreements

During the year ended December 31, 2008, we recorded $70 million of net unrealized depreciation from interest rate derivative agreements, primarily interest rate swaps. The decrease in the fair value of our interest rate derivative agreements during the year ended December 31, 2008 is primarily due to a decrease in the forward interest rate yield curve as a result of the decline in LIBOR.

During the year ended December 31, 2008, we recorded $49 million of unrealized depreciation from a put option agreement with European Capital. As of December 31, 2008, we were party to a put option agreement with European Capital under which European Capital can put some or all of certain investments to us at a predetermined put price of €332 million (approximately $467 million as of December 31, 2008). Under the terms of the agreement, the put option may be exercised at any time commencing on January 1, 2010 and expiring on December 31, 2010. If, prior to January 1, 2010, the investments are sold to a third party for less than the predetermined put price, we would have been required to pay European Capital an amount equal to the difference between the predetermined put price and the amount received on the sale. In consideration for entering the put option, European Capital paid us a premium of €16 million ($20 million) which is included on our consolidated balance sheet as a liability. During the year ended December 31, 2008, we recorded net unrealized depreciation of $49 million on the put option agreement primarily due to a decrease in fair value of the portfolio investments of European Capital subject to the put option agreement. On March 30, 2009, we entered into a termination agreement with European Capital to terminate the put option agreement. See Note 16 to our consolidated financial statements in this Annual Report on Form 10-K for further information.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the years ended December 31, 2009 and 2008:

	2009	2008
Net operating income return on average equity at cost	2.1%	7.5%
Net realized (loss) earnings return on average equity at cost	(10.7)%	8.0%
Net loss return on average equity at fair value	(37.3)%	(60.0)%

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents and our portfolio investments. As of December 31, 2010, we had $269 million of cash and cash equivalents and $185 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the year ended December 31, 2010, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

For the 2011 fiscal year, we do not expect to have any dividend distribution requirements or required principal amortization requirements, except for any principal amortization of our secured notes within our asset securitizations. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, distribute dividends to maintain our status as a RIC, if any, fund capital to our current portfolio companies and originate new private finance investments and American Capital One-Stop Buyouts®. However, there is no certainty that we will generate sufficient liquidity to meet our liquidity needs.

Operating and Investing Cash Flow

For the years ended December 31, 2010 and 2009, cash provided by operations was $87 million and $165 million, respectively. Our cash flow from operations for the year ended December 31, 2010 was negatively impacted by a reduction in the recurring cash flow generated from our declining investment portfolio over the comparable period in 2009 partially offset by a reduction in operating expenses.

For the years ended December 31, 2010 and 2009, we received net cash from investing activities totaling $1,045 million and $819 million, respectively. One of our other sources of liquidity is our investment portfolio. Our cash from investing activities include cash proceeds from the realization of portfolio investments totaling $1,293 million and $1,143 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had portfolio investments totaling $5.5 billion at fair value, including $3.1 billion in debt investments, $2.2 billion in equity investments and $0.2 billion in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market for the trading of these investments exists and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

Due to the substantial decline in our investing in new portfolio investments and the significant volume of realization proceeds from the exit of investments, our investment portfolio at cost decreased from $10.7 billion as of December 31, 2008 to $7.7 billion as of December 31, 2010. More specifically, our private finance debt portfolio, which is the significant contributor to our operating income and our operating cash flows, decreased from $6.2 billion at cost as of December 31, 2008 to $3.6 billion at cost as of December 31, 2010.

For the year ended December 31, 2010, approximately $216 million of interest income collected during the year was generated from securitized assets, which is included in our cash flow from operations on our consolidated statements of cash flows. However, because of defaulted loan collateral within our asset securitizations, all interest collections within the securitizations are currently required to be used to pay interest and principal on the outstanding notes in our securitizations with such principal payments included in our cash flow from financing activities on our consolidated statements of cash flows.

Debt Capital

Our debt obligations consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Fixed rate private secured notes due December 2013	$304	$—
Floating rate private secured loans due December 2013	168	—
Fixed rate non-amortizing secured notes due December 2013	524	—
Floating rate non-amortizing secured notes due December 2013	4	—
Unsecured public debt due August 2012	11	548
ACAS Business Loan Trust 2004-1 asset securitization	115	170
ACAS Business Loan Trust 2005-1 asset securitization	472	696
ACAS Business Loan Trust 2006-1 asset securitization	274	377
ACAS Business Loan Trust 2007-1 asset securitization	208	294
ACAS Business Loan Trust 2007-2 asset securitization	179	255
Unsecured revolving credit facility	—	1,388
Unsecured private debt due September 2009	—	84
Unsecured private debt due August 2010	—	134
Unsecured private debt due February 2011	—	26
Unsecured private debt due September 2011	—	95
Unsecured private debt due October 2020	—	75

Total	$2,259	$4,142

The daily weighted average debt balance for the years ended December 31, 2010 and 2009 was $3,275 million and $4,307 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2010 and 2009 was 5.4% and 5.9%, respectively.

Unsecured Credit Agreements Prior to Refinancing Transaction

The following is a summary of our unsecured credit agreements that were refinanced on June 28, 2010 as discussed further below.

Unsecured Revolving Credit Facility—Pursuant to an amended and restated unsecured revolving credit facility, we had a revolving credit facility with a commitment size of $1,409 million that was scheduled to be reduced to $1,252 million on December 31, 2009. Interest on borrowings under this facility was charged at either (i) the applicable index rate and the applicable percentage at such time based on our unsecured debt rating, or (ii) the greater of the prime rate in effect on such day or the federal funds effective rate in effect on such day plus 0.50%. To the extent that our unsecured debt rating decreased, the applicable spread over the applicable index rate and applicable base rate would both increase by 0.50% for each rating decrease to a maximum spread of

4.75% and 3.75%, respectively. The agreement contained various covenants, including maintaining a minimum consolidated tangible net worth, asset coverage ratio and interest coverage ratio. The agreement also contained cross-default provisions and a default triggered if we failed to maintain a minimum unsecured debt rating.

As of December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant. On March 5, 2009, the administrative agent under the facility sent a notice of such events of default to us. Pursuant to the terms of the facility, the applicable spread on any borrowings outstanding increased by 2.00% as a result of the events of default. Also, due to the events of default, all LIBOR borrowings outstanding were automatically converted into base rate loans from index rate loans. As a result of rating agency downgrades in 2009, the applicable spread over the applicable base rate increased from 2.25% to 3.75%.

Unsecured Private Debt—From 2004 through 2006, we had entered into several note purchase agreements to issue unsecured notes to accredited institutional investors in several private placement offerings. Pursuant to the note purchase agreements, the unsecured notes initially bore interest at fixed rates ranging from 5.177% to 6.923% and had maturity dates ranging from September 2009 through October 2020 with no scheduled principal amortization. The note purchase agreements contained various covenants, including covenants that required us to maintain a minimum asset coverage ratio, an available debt asset coverage ratio, a minimum consolidated tangible net worth, and a minimum interest coverage ratio. Each agreement also contained cross-default provisions. During an event of default, holders of 50% of the outstanding principal balance of each series of notes could declare all amounts due under the notes then outstanding immediately due and payable, which would include (i) the outstanding principal of the notes, (ii) all accrued but unpaid interest, and (iii) a make-whole interest payment. The make-whole interest payment would generally be calculated as the excess of the then outstanding principal of the notes over the present value of the remaining originally scheduled principal and interest payments.

As of December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenants, the available debt asset coverage covenants or the asset coverage covenants for these notes. On March 9, 2009, a steering committee of the noteholders sent a notice of such events of default to us. On August 29, 2009, the noteholders declared the unpaid principal amount of the notes outstanding, plus all accrued and unpaid interest and respective make-whole interest payment for each series, if any, immediately due and payable. As a result of the event of default, a default rate equal to the greater of 2.00% above the stated rate for each series or 2.00% over the prime rate was applied on all overdue amounts. On September 9, 2009, we entered into forbearance agreements with the noteholders, under which the noteholders agreed to, among other things, forbear exercising certain rights and remedies, and we agreed to pay all accrued and unpaid interest due under the notes and add to the outstanding principal balances of certain of the notes a $22 million make-whole interest payment, which is included in interest expense in the accompanying consolidated statements of operations.

Unsecured Public Debt—In July 2007, we completed a public offering of $550 million of senior unsecured notes for proceeds of $547 million, net of underwriters’ discounts. The notes had an initial interest rate of 6.85% and a maturity date of August 2012. If the ratings of the notes from at least two of the rating agencies decreased to certain specified ratings, the initial interest rate of 6.85% would increase at specified intervals for each rating downgrade up to a maximum total interest rate of 8.85%. The notes could be redeemed by us in whole or in part, together with an interest premium, as stipulated in the note agreement. The indenture contained various covenants, including a covenant that required us to maintain an asset coverage ratio, as defined in the 1940 Act, of at least 200%.

As of December 31, 2008, we were not in compliance with the asset coverage covenant for these notes. On March 3, 2009, we received notices of an event of default from the indenture trustee and steering committee of certain noteholders. Also, as a result of ratings downgrades during 2009, the initial interest rate increased from 6.85% to the maximum rate of 8.85%.

Refinancing Transaction

On June 28, 2010, we refinanced our unsecured revolving line of credit facility and accepted and closed private exchange offers for our public and private unsecured notes, reducing our debt by $1,030 million as of that date. The transaction covered $2.3 billion of outstanding unsecured indebtedness as of that date and involved conversion of the line of credit into a term loan facility and the exchange or repayment of outstanding public and private unsecured notes. Under the terms of the refinancing, lenders and noteholders had the option of receiving either cash or new secured debt, in each case in the full principal amount of their pre-transaction debt. Lenders and noteholders that held $1,030 million of debt selected or otherwise received 100% cash for their debt, while lenders and noteholders holding $1,307 million of debt, 56% of pre-transaction debt, elected to receive new secured loans or notes of various series.

Effective upon closing the refinancing, we had $2,924 million of debt, including $1,307 million of secured debt, $11 million of unsecured debt and $1,606 million of securitized debt. As of December 31, 2010, we had $2,259 million of debt, including $999.9 million of secured debt, $11 million of unsecured debt and $1,248 million of securitized debt.

Unsecured Revolving Credit Facility—On June 28, 2010, we amended and restated the credit agreement (“Amended and Restated Credit Agreement”) for our $1.4 billion unsecured revolving credit facility pursuant to which $680 million of our outstanding loans were repaid in cash, and our remaining loans were converted into (i) $277 million of new floating rate secured loans under the Amended and Restated Credit Agreement (“Floating Rate Private Secured Loans”) and (ii) $430 million of new fixed rate secured notes (“Fixed Rate Private Secured Notes”) issued under a new indenture (the “Indenture,” and together with the Amended and Restated Credit Agreement, the “New Debt Agreements”). We also paid a fee of $14 million, or 2% of the principal balance of the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes, to the holders of such debt.

Unsecured Private Debt—On June 28, 2010, we completed an exchange transaction with the noteholders of $336 million of our unsecured private notes for (i) an aggregate cash payment of $264 million, (ii) $72 million of Fixed Rate Private Secured Notes, and (iii) a fee of $1 million representing 2% of the principal balance of the Fixed Rate Private Secured Notes. We also repaid in full our remaining unsecured private notes due 2020 for $75 million.

Unsecured Public Debt—On June 28, 2010, we completed an exchange transaction with the noteholders of $539 million of our unsecured public notes for (i) an aggregate cash payment of $11 million, (ii) $4 million of new call-protected floating rate secured notes (“Floating Rate Non-Amortizing Secured Notes”) and $524 million of new call-protected fixed rate secured notes (“Fixed Rate Non-Amortizing Secured Notes,” and collectively with the Floating Rate Non-Amortizing Secured Notes, the “Secured Non-Amortizing Notes”) issued under the Indenture, and (iii) a fee of $11 million representing 2% of the principal balance of the Secured Non-Amortizing Notes. The remaining $11 million of the original $550 million of unsecured public notes were amended on June 28, 2010 pursuant to a Second Supplemental Indenture to the indenture for the notes to remove substantially all material affirmative and negative covenants, other than the covenant to pay principal and interest on such notes, and to remove certain events of default. All other terms of such notes remain unchanged.

The exchange transactions discussed above are accounted for as a modification of debt in accordance with FASB ASC Subtopic 470-50, Modifications and Extinguishments. Accordingly, the aggregate fees of $26 million paid at closing to the lenders and noteholders were capitalized and are amortized into interest expense over the life of the notes and loans using the effective interest method, while fees paid to other third-party advisors were expensed as incurred. As a result, we recognized $21 million and $20 million of debt refinancing costs during the years ended December 31, 2010 and 2009, respectively, consisting of fees paid to third-party advisors and the write-off of a portion of the existing unamortized deferred financing costs attributable to the unsecured debt that was repaid in cash.

Maturity Date and Optional Redemption—The Floating Rate Private Secured Loans, Fixed Rate Private Secured Notes and Secured Non-Amortizing Notes (collectively, the “New Secured Debt”) have a final maturity date of December 31, 2013, unless earlier repaid. Prior to August 1, 2012, the Secured Non-Amortizing Notes may be redeemed at our option in whole or in part from time to time at a price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest to the date of redemption, but without payment of any premium, with Realized Proceeds (as defined in the New Debt Agreements) so long as there are no Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes outstanding. In addition, the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes may be repaid prior to maturity at our option in whole or in part from time to time at a price equal to 100% of the principal amount repaid, plus accrued and unpaid interest to the payment date. Prior to August 1, 2012, the Secured Non-Amortizing Notes may be redeemed at our option in whole or in part from time to time (so long as the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are no longer outstanding) at a price equal to accrued and unpaid interest on the principal amount being redeemed plus the greater of (i) 100% of the principal amount being redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the principal amount being redeemed discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the Indenture for the Secured Non-Amortizing Notes), plus 30 basis points.

Scheduled Amortization—The following table sets forth the aggregate scheduled amortization (“Aggregate Scheduled Amortization Amounts”) on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes as of December 31, 2010. The Secured Non-Amortizing Notes are not subject to amortization or other mandatory redemptions. Under the terms of the New Debt Agreements, we may defer payment of up to $200 million of the Aggregate Scheduled Amortization Amounts prior to June 30, 2013, which payment deferral is reflected in the table below.

Date	Aggregate Scheduled Amortization
June 30, 2013	$313 million
Final Maturity	Outstanding Balance

The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory redemptions including (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) an applicable prepayment percentage of any Realized Proceeds, and (iv) an applicable prepayment percentage of Excess Cash Flow (as defined in the New Debt Agreements). However, we are entitled to retain the first $580 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The applicable prepayment percentage is 50% if the aggregate outstanding principal amount of the New Secured Debt is greater than or equal to $950 million and 25% if it is less than $950 million. As of February 28, 2011, the aggregate outstanding principal amount of the New Secured Debt was below $950 million. Any above mandatory or optional redemptions will be applied to the payment of the Aggregate Scheduled Amortization Amounts in direct order of maturity.

Interest—The Floating Rate Private Secured Loans and Floating Rate Non-Amortizing Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion. During the year ended December 31, 2010, we made optional prepayments totaling $307 million on the New Secured Debt thereby reducing the aggregate outstanding amount to below $1 billion and the Applicable Percentage to 5.50%. As of December 31, 2010, the aggregate principal outstanding amount of the New Secured Debt was $999.9 million.

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

Date	Aggregate Penalty Amortization
December 31, 2012	$163 million
June 30, 2013	$309 million
Final Maturity	Outstanding Balance

The following table sets forth the interest rates on our outstanding secured borrowing arrangements as of December 31, 2010:

Facility	Interest Rate
Fixed rate private secured notes due December 2013	7.96%
Floating rate private secured loans due December 2013	7.50%
Fixed rate non-amortizing secured notes due December 2013	7.96%
Floating rate non-amortizing secured notes due December 2013	7.50%

Fees—We are required to pay an extension fee in an amount equal to 1% of the aggregate principal amount of the New Secured Debt outstanding on each of December 30, 2011 and December 31, 2012, payable on such date.

Security and Ranking—The New Secured Debt is a senior obligation of the company and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets. The cost basis and fair value of the investment collateral securing the New Secured Debt consisted of the following as of December 31, 2010 (in millions):

	Cost Basis	Fair Value
Senior debt	$912	$616
Mezzanine debt	828	710
Preferred equity	1,516	1,121
Common equity	1,798	981
Equity warrants	92	75
Structured Products	587	197

Total investment collateral	$5,733	$3,700
Total investment non-collateral	1,965	1,775

Total investments	$7,698	$5,475

Covenants—The financial covenants under the New Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. We are also subject to additional covenants under the New Debt Agreements. As of December 31, 2010, we were in compliance with all of the covenants under the New Debt Agreements.

Securitizations

As of December 31, 2010 and 2009, we were in compliance with all of the covenants for our asset securitizations. However, for each of our asset securitizations, there was defaulted loan collateral in each trust and therefore all interest and principal collections are being applied sequentially to pay down principal on the notes as discussed below.

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Through February 2008, BLT 2007-2 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-2 Notes. After such time, principal payments on the 2007-2 Notes will generally be applied pro rata to each class of 2007-2 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes, the Class E notes and the Class F notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes and Class F notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2010 and 2009, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The 2007-2 Notes are secured by loans and assets from our portfolio companies with a principal balance of $329 million as of December 31, 2010. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. Through November 2007, BLT 2007-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-1 Notes. After such time, principal payments on the 2007-1 Notes are generally applied pro rata to each class of 2007-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $300 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2010 and 2009, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 14 basis points, the Class B notes have an interest rate of three-month LIBOR plus 31 basis points, the Class C notes have an interest rate of three-month LIBOR plus 85 basis points, the Class D notes have an interest rate of three-month LIBOR plus 185 basis points and the Class E notes retained by us do not have an interest rate. The 2007-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $315 million as of December 31, 2010. The 2007-1 Notes contain customary default provisions and mature in August 2019 unless redeemed or repaid prior to such date. In February 2009, we repurchased $20 million of Class B notes issued by BLT 2007-1 for $3 million. As a result of this purchase, we recognized a $17 million gain in 2009, which is recorded in net gain on debt extinguishment in the accompanying consolidated statements of operations.

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $35 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. Through August 2009, BLT 2006-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2010 and 2009, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The 2006-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $338 million as of December 31, 2010. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2005-1. Through January 2009, BLT 2005-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2005-1 Notes. After such time, principal payments on the 2005-1 Notes will be applied first to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes and Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2010 and 2009, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A-1 notes have an interest rate of three-month LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of three-month LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of three-month

LIBOR plus 35 basis points, the Class B notes have an interest rate of three-month LIBOR plus 40 basis points, and the Class C notes have an interest rate of three-month LIBOR plus 85 basis points. The 2005-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $642 million as of December 31, 2010. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repaid prior to such date.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2004-1. Through January 2007, BLT 2004-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2004-1 Notes. After such time, payments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes and Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2010 and 2009, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 32 basis points, the Class B notes have an interest rate of three-month LIBOR plus 50 basis points, and the Class C notes have an interest rate three-month LIBOR plus 100 basis points. The 2004-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $206 million as of December 31, 2010. The 2004-1 Notes contain customary default provisions and mature in October 2017 unless redeemed or repaid prior to such date.

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

As of December 31, 2010, we had derivative agreements, primarily interest rate swap agreements, that had a net fair value liability of $102 million. Certain of our interest rate swap agreements allow the counterparty to terminate the transactions under certain conditions. As of December 31, 2010, none of the counterparties had the right to terminate the agreements.

Equity Capital

As a BDC, we are generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without either shareholder approval or providing all shareholders a right to participate in the issuance of stock below NAV. As of December 31, 2010, our NAV per share was $10.71 per share and our closing market price was $7.56 per share. On February 12, 2010, our shareholders approved a proposal to authorize us to sell shares of our common stock at prices below the NAV per share in one or more offerings subject to certain limitations, including the prior approval of our Board of Directors. The authorization was effective for a twelve month period expiring on February 12, 2011 and the number of shares that could be issued below NAV per share was limited to 58,324,930 shares of common stock, which was 20% of the number of shares outstanding as of the record date for the shareholder vote of the proposal, subject to adjustment for shares issued following the occurrence of events such as stock splits, stock dividends, distributions and recapitalizations.

In April 2010, we completed a registered direct offering of 58,300,000 shares of our common stock to a group of institutional investors at a price of $5.06 per share pursuant to this authorization. Upon completion of the offering, we received gross proceeds of approximately $295 million. As of the date of this filing, we do not have any authorization to issue shares of common stock below our NAV per share.

Future Distribution Requirements

If we qualify as a RIC and annually distribute to our shareholders in a timely manner at least 90% of our taxable ordinary income, we will not be subject to federal income tax on the portion of our taxable ordinary income and long-term capital gains we distribute to our shareholders. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax fiscal year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax fiscal year. We have a tax fiscal year that ends on September 30. We intend to continue to distribute sufficient dividends to eliminate our taxable income. However, we may choose not to distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to federal income tax on such undistributed amounts. For our tax fiscal year ended September 30, 2010, we expect to have a taxable ordinary loss and a net long-term capital loss and therefore will not have a required distribution. For our tax fiscal year ended September 30, 2011, we also expect to have a taxable ordinary loss and a net long-term capital loss and therefore will not have a required distribution.

Furthermore, as of December 31, 2010, we estimate that we have unused capital loss carryforwards of $594 million to be applied against future capital gains, if any. The estimate assumes that for each year we elect to defer net capital losses incurred from November 1 through September 30 as allowed under the Code.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2010 are as follows (in millions):

	Payment Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Unsecured public debt due 2012	$11	$—	$11	$—	$—
Secured private and non-amortizing notes and loans due 2013	1,000	—	1,000	—	—
Secured notes from asset securitizations(1)	1,248	357	729	162	—
Interest payments on debt obligations(2)	237	89	147	1	—
Operating leases(3)	166	20	32	32	82

Total	$2,662	$466	$1,919	$195	$82

(1)	As of December 31, 2010, there was defaulted loan collateral in each of our asset securitization trusts and therefore all interest and principal collections are being applied sequentially to pay down principal on the notes. Payment periods are determined based on the restricted cash on hand as of December 31, 2010 and the amortization schedules of the underlying loan collateral.
(2)	For variable rate debt, future interest payments are based on the interest rate as of December 31, 2010.
(3)	Net of estimated sublease revenue.

Off Balance Sheet Arrangements

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next 13 years and contain provisions for certain annual rental escalations. However, certain of the office space subject to the non-cancelable leases have been subleased to third-party tenants and we may attempt to further sublease excess office space in the future.

As of December 31, 2010, we had commitments under loan and financing agreements to fund up to $188 million to 34 portfolio companies, with $25 million of the commitments related to undrawn revolving credit facilities for European Capital. See Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for further discussion on European Capital. These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

A summary of our loan and equity commitments as of December 31, 2010 is as follows (in millions):

	Amount of Commitment Expiration by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Loan and equity commitments	$188	$55	$109	$16	$8

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of December 31, 2010, loans on non-accrual status for 29 portfolio companies had a cost basis of $702 million and a fair value of $239 million.

As of December 31, 2010 and 2009, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	December 31, 2010	December 31, 2009
Current	$2,828	$3,572

0 - 30 days past due	2	38
31 - 60 days past due	9	—
61 - 90 days past due	—	—
Greater than 90 days past due	47	50

Total past due accruing loans at cost	58	88
Non-accruing loans at cost	702	811

Total loans at cost	$3,588	$4,471

Non-accruing loans at fair value	$239	$290
Total loans at fair value	$3,065	$3,729
Non-accruing loans at cost as a percent of total loans at cost	19.6%	18.1%
Non-accruing loans at fair value as a percent of total loans at fair value	7.8%	7.8%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	34%	36%

We believe that debt service collection is probable for our loans that are past due. Non-accruing loans at cost decreased $109 million from December 31, 2009 to December 31, 2010 primarily due to approximately $125 million of loan write-offs and exits, approximately $170 million of loans removed from non-accrual status due to improved portfolio company performance and $86 million of non-accruing loans recapitalized into equity during the period, partially offset by approximately $255 million in new loans placed on non-accrual status due to weaker portfolio company performance and an approximate $15 million increase in cost basis of existing loans on non-accrual status.

During 2010, we recapitalized four portfolio companies by exchanging our loans for preferred or common equity securities that had a cost basis of $86 million and a fair value of $15 million. During 2009, we recapitalized European Capital by exchanging a portion of our subordinated unsecured loans for ordinary shares that had a cost basis of $317 million and a fair value of $319 million. During 2009, we recapitalized eight additional portfolio companies by exchanging our loans for preferred or common equity securities that had a cost basis of $133 million and a fair value of $55 million.

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

We generally require our portfolio companies to provide annual audited and monthly or quarterly unaudited financial statements. Using these financial statements, we calculate the statistics described above. Buyout and subordinated debt funds typically adjust EBITDA due to the nature of change of control transactions. Such adjustments are intended to normalize and restate EBITDA to reflect the pro-forma results of a company in a change of control transaction. For purposes of analyzing the financial performance of our portfolio companies, we make certain adjustments to EBITDA to reflect the pro-forma results of a company consistent with a change of control transaction in addition to adjusting EBITDA for significant non-recurring, unusual or infrequent items. Adjustments to EBITDA may include anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, non-recurring revenues or expenses, and other acquisition or restructuring related items.

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2001 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2000. The following table contains a summary of portfolio statistics as of and for the period ended December 31, 2010:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited)	Pre-2001	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	Pre-2001 - 2010 Aggregate	2006 - 2010 Aggregate
IRR at Fair Value of All Investments(2)	8.4%	18.1%	8.3%	20.3%	13.3%	8.5%	9.3%	-8.6%	5.9%	—	—	6.6%	0.1%
IRR of Exited Investments(5)	8.6%	20.3%	9.7%	23.3%	16.8%	21.9%	10.6%	-8.6%	12.9%	—	—	11.8%	2.5%
IRR at Fair Value of Equity Investments Only(2)(3)(4)	6.2%	46.9%	11.5%	27.4%	27.0%	-0.1%	14.3%	-13.5%	10.3%	—	—	5.9%	1.0%
IRR of Exited Equity Investments Only(3)(4)(5)	8.5%	48.8%	18.3%	32.2%	43.0%	47.2%	18.7%	8.3%	35.7%	—	—	26.4%	16.3%
Original Investments and Commitments	$1,065	$376	$962	$1,436	$2,266	$4,643	$5,198	$7,434	$1,036	$—	$—	$24,416	$13,668
Total Exits and Prepayments of Original Investments and Commitments	$998	$353	$810	$1,098	$1,909	$2,355	$3,743	$3,953	$238	$—	$—	$15,457	$7,934
Total Interest, Dividends and Fees Collected	$405	$148	$338	$415	$632	$1,040	$1,030	$1,010	$258	$—	$—	$5,276	$2,298
Total Net Realized (Loss) Gain on Investments	$(128)	$(4)	$(90)	$143	$27	$279	$(103)	$(764)	$(29)	$—	$—	$(669)	$(896)
Current Cost of Investments	$81	$23	$157	$327	$418	$2,056	$1,260	$2,670	$706	$—	$—	$7,698	$4,636
Current Fair Value of Investments	$48	$3	$101	$412	$308	$1,465	$1,082	$1,468	$588	$—	$—	$5,475	$3,138
Current Fair Value of Investments as a % of Total Investments at Fair Value	0.9%	0.1%	1.8%	7.5%	5.6%	26.8%	19.8%	26.8%	10.7%	—	—	100.0%	57.3%
Net Unrealized Appreciation (Depreciation)	$(33)	$(20)	$(56)	$85	$(110)	$(591)	$(178)	$(1,202)	$(118)	$—	$—	$(2,223)	$(1,498)
Non-Accruing Loans at Cost	$—	$14	$28	$—	$45	$41	$107	$445	$22	$—	$—	$702	$574
Non-Accruing Loans at Fair Value	$1	$2	$21	$—	$16	$33	$26	$112	$28	$—	$—	$239	$166
Equity Interest at Fair Value(3)	$23	$—	$7	$193	$74	$985	$443	$326	$160	$—	$—	$2,211	$929
Debt to EBITDA(6)(7)(8)	3.6	NM	8.6	4.3	5.9	5.0	4.5	6.5	5.6	—	—	5.5	5.6
Interest Coverage(6)(8)	2.7	NM	1.6	2.8	2.3	3.5	2.9	1.9	1.7	—	—	2.5	2.2
Debt Service Coverage(6)(8)	2.6	NM	1.5	2.7	1.7	2.4	2.4	1.6	1.6	—	—	2.0	1.9
Average Age of Companies(8)	35 yrs	26 yrs	33 yrs	41 yrs	49 yrs	30 yrs	37 yrs	34 yrs	26 yrs	—	—	35 yrs	35 yrs
Diluted Ownership Percentage(3)	53%	86%	45%	53%	51%	69%	43%	47%	41%	—	—	53%	53%
Average Sales(8)(9)	$48	$6	$44	$196	$72	$109	$147	$186	$106	$—	$—	$144	$157
Average EBITDA(8)(10)	$6	$(1)	$10	$37	$16	$21	$37	$39	$30	$—	$—	$32	$36
Average EBITDA Margin	11.7%	-8.5%	22.1%	19.0%	22.8%	19.0%	25.0%	20.7%	28.5%	—	—	20.9%	23.1%
Total Sales(8)(9)	$84	$305	$186	$1,317	$474	$1,300	$4,433	$7,460	$1,324	$—	$—	$16,883	$13,217
Total EBITDA(8)(10)	$10	$6	$25	$193	$96	$237	$462	$1,398	$263	$—	$—	$2,690	$2,123
% of Senior Loans(8)(11)	71%	33%	55%	59%	26%	37%	34%	56%	17%	—	—	42%	42%
% of Loans with Lien(8)(11)	100%	68%	100%	100%	88%	91%	92%	91%	55%	—	—	89%	85%

(1)	Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment.
(2)	Assumes investments are exited at current fair value.
(3)	Excludes investments in Structured Products.
(4)	Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(5)	Includes exited securities of existing portfolio companies.
(6)	These amounts do not include investments in which we own only equity.
(7)	For portfolio companies with a nominal EBITDA amount, the portfolio company’s maximum debt leverage is limited to 15 times EBITDA.
(8)	Excludes investments in Structured Products, managed funds and American Capital, LLC.
(9)	Sales of the most recent twelve months, or when appropriate, the forecasted twelve months.
(10)	EBITDA of the most recent twelve months, or when appropriate, the forecasted twelve months.
(11)	As a percentage of our total debt investments.

Impact of Inflation

We believe that inflation can influence the value of our investments through the impact it may have on interest rates, the capital markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that could affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K. The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its applications.

Management believes that the following critical accounting policies are the most affected by judgments, estimates and assumptions. Management has reviewed these critical accounting policies and related disclosures with our independent auditor and the Audit and Compliance Committee of our Board of Directors. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates. See Item 1A. Risk Factors for certain matters bearing risks on our future results of operations.

Valuation of Investments

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. In accordance with the 1940 Act, unrestricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and restricted publicly traded securities and privately held securities are valued as determined in good faith by our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date less a discount for the restriction.

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

The market in which we would sell our private finance investments is the M&A market. Under ASC 820, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We determine whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by our wholly-owned portfolio company, American Capital, LLC, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under ASC 820 is a hypothetical secondary market. The determination of the principal market used to estimate the fair value of each of our investments can have a material impact on our estimate of the fair value of our investments.

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

•

Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. As of December 31, 2010, we use Level 3 inputs for measuring the fair value of all of our investments as follows:

-

For investments in portfolio companies for which we have identified the M&A market as the principal market, we estimate the fair value based on the Enterprise Value Waterfall valuation methodology. For minority equity securities in which the principal market is a hypothetical secondary market, we also estimate the fair value using the Enterprise Value Waterfall valuation methodology. Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise fair value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, we prepare an analysis consisting of traditional valuation methodologies including market, income and cost approaches. We weight some or all of the traditional valuation methodologies based on the individual circumstances of the portfolio company in order to conclude on our estimate of the enterprise value. The traditional valuation methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company’s assets, third-party valuations of the portfolio company, considering offers from third-parties to buy the company, value indications of an IPO, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results, as well as other factors that may impact value, such as exposure to litigation, loss of significant customers or other contingencies. This financial and other information is generally obtained from our portfolio companies, and may represent unaudited, projected or pro-forma financial information. In using a valuation methodology based on comparable public companies or sales of private or public comparable companies, we have to use significant judgment in the application of discounts or premiums to the prices of comparable companies for factors such as size, marketability and relative performance. In using a valuation methodology based on the discounting of forecasted cash flows of the portfolio company, we have to use significant judgment in the development of an appropriate discount rate to be applied to the forecasted cash flows. The assumptions incorporated in the valuation methodologies used to estimate the enterprise value consists primarily of unobservable Level 3 inputs, including management assumptions based on judgment. For example, from time to time, we may have a portfolio company that has exposure to potential or actual litigation. In evaluating the impact on the valuation for such items, we are required to estimate the amount that a market participant would consider in estimating fair value. These estimates are highly subjective, based on management’s assessment of the potential outcome(s) and the related impact on the fair value of such potential outcome(s). A change in these assumptions could have a material impact on the determination of fair value.

-	For debt and redeemable preferred equity investments in portfolio companies for which we are required to identify a hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using a Market Yield valuation methodology. In applying the Market Yield valuation methodology, we estimate the fair value based on such factors as third-party broker quotes and our own assumptions in the absence of market observable data including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. The assumptions used to estimate the fair value in a hypothetical secondary market are considered primarily Level 3 inputs. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We estimate the remaining life based on market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life used to estimate the fair value of our loans is generally shorter than the legal maturity of the loans as our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our loans is based on our experience of current interest rate spreads on similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis. A change in the unobservable inputs and assumptions that we use to estimate the fair value of our loans could have a material impact on the determination of fair value.

-	We value our investments in Structured Products using the Market Yield valuation methodology. We estimate fair value based on such factors as third-party broker quotes, sales of the same or similar securities and our cash flow forecasts subject to assumptions a market participant would use regarding the investments’ underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using a market participant’s market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. The cash flow forecasts and market yields used to discount the cash flows incorporate a significant amount of Level 3 inputs. A change in our default and recovery rate assumptions in the cash flow forecasts or a change in the market yield assumptions could have a material impact on the determination of fair value.

-	For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946 as of our measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date, comparisons of price to NAV per share of comparable publicly traded funds and trades or sales of comparable private and publicly traded funds, recent actual sales or redemptions of shares of the investment fund, expected future cash flows available to equity holders or other uncertainties surrounding our ability to realize the full NAV of the investment fund. As of December 31, 2010, we had an investment in European Capital, a wholly-owned investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including the yield and tenor of European Capital’s credit facilities, an implied required market return on equity by market participants and recent public comparables, which indicate fair values at a discount to NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value.

-	We value derivative instruments based on fair value information from both the derivative counterparty, as adjusted for nonperformance risk considerations, and third-party pricing services. We corroborate the fair value by analyzing the estimated net present value of the future cash flows using relevant market forward interest rate yield curves in effect at the end of the period as adjusted for quantitative and qualitative nonperformance risk considerations. A change in our determination of the nonperformance risk could have a material impact on the determination of fair value.

See Note 3 to our consolidated financial statements in this Annual Report on Form 10-K for further information regarding the classification of our investment portfolio by Levels 1, 2 and 3 as of December 31, 2010.

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

Interest income on Structured Products is recognized on the effective interest method as required by FASB ASC 325-40, Investments—Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the amortized cost basis of the investment calculated in accordance with FASB ASC 320-10-35, Investment—Debt and Equity Securities. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing of and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

Stock-based Compensation

We account for all share-based payments to employees under ASC 718. We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility, which is based on a combination of historical and market-based implied volatility, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.

The following table reflects the weighted average fair value per option granted during the years ended December 31, 2010, 2009 and 2008, as well as the weighted average assumptions used in determining those fair values using the Black-Scholes pricing model.

	2010	2009	2008
Options granted (in millions)	17.7	17.0	6.1
Fair value on grant date	$2.07	$1.41	$1.75
Expected dividend yield	6.2%	9.3%	15.4%
Expected volatility	64%	76%	40%
Estimated annual forfeiture rate	6.7%	6.5%	6.3%
Risk-free interest rate	2.2%	2.4%	3.4%
Expected life (years)	6.8	6.9	7.2

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

Our derivatives are considered economic hedges that do not qualify for hedge accounting under ASC 815. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation of investments and subsequently record the cash payments as a realized gain or loss on investments on the interest settlement date.

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

As of December 31, 2010, after adjusting for the use of interest rate swaps, 35%, or $1.3 billion of principal, of our debt investments provided fixed rate returns and 65%, or $2.5 billion of principal, provided floating rate returns tied primarily to LIBOR. Excluding debt investments on non-accrual status, 31%, or $0.9 billion of principal, of our accruing debt investments provided fixed rate returns and 69%, or $2.0 billion of principal, provided floating rate returns tied primarily to LIBOR. As of December 31, 2010, we had total borrowings outstanding of $1.4 billion that had a variable rate of interest based on LIBOR, the prime rate or the federal funds rate.

Under our interest rate swap agreements, we generally pay a fixed rate and receive a floating interest rate based on LIBOR. We also have interest rate swaption agreements where, if exercised, we receive a fixed rate and pay a floating rate based on LIBOR. We may enter into interest rate cap agreements that would entitle us to receive an amount, if any, by which our interest payments on our variable rate debt exceeds specified interest rates. For those investments contributed to the term securitizations, the interest swap agreements enable us to lock in the spread between the asset yield on the investments and the cost of the borrowings under the term securitizations. One-month LIBOR increased from 0.23% as of December 31, 2009 to 0.26% as of December 31, 2010 while the three-month LIBOR increased from 0.25% as of December 31, 2009 to 0.30% as of December 31, 2010.

A summary of our interest rate swap and swaption agreements are included in our schedule of investments in the accompanying consolidated financial statements.

Foreign Currency Risks

We have a limited amount of investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. During the year ended December 31, 2010, the foreign currency translation adjustment recorded in our consolidated statements of operations was net unrealized depreciation of $107 million, primarily as a result of the Euro depreciating against the U.S. dollar.

Portfolio Valuation

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. For a description of our accounting policy for valuation of investments, see Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. As of December 31, 2010, the fair value of 100% of our investments were estimated using Level 3 inputs determined in good faith by our Board of Directors because the investments were not publicly traded on an active market.

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the consolidated financial highlights for each of the five years in the period ended December 31, 2010. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements and financial highlights present our financial position, results of operations, changes in net assets and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of American Capital’s internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that American Capital’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of American Capital’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, American Capital’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital, Ltd.

We have audited American Capital, Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Capital, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2010, and the consolidated financial highlights for each of the five years in the period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

McLean, Virginia

February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital, Ltd.

We have audited the accompanying consolidated balance sheets of American Capital, Ltd., including the consolidated schedules of investments, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2010, and the consolidated financial highlights for each of the five years in the period ended December 31, 2010. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements, financial highlights, and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial highlights, and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by examination or confirmation of securities held by custodians as of December 31, 2010 or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of American Capital, Ltd. at December 31, 2010 and 2009, the consolidated results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2010, and its consolidated financial highlights for each of the five years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital, Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

McLean, Virginia

February 28, 2011

AMERICAN CAPITAL, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2010	2009
Assets
Investments at fair value (cost of $7,698 and $9,158, respectively)
Non-Control/Non-Affiliate investments (cost of $3,854 and $4,839, respectively)	$2,719	$3,036
Affiliate investments (cost of $150 and $251, respectively)	114	204
Control investments (cost of $3,694 and $4,068, respectively)	2,642	2,335

Total investments at fair value	5,475	5,575
Cash and cash equivalents	269	835
Restricted cash and cash equivalents	185	96
Interest receivable	37	38
Derivative agreements at fair value	4	1
Other	114	127

Total assets	$6,084	$6,672

Liabilities and Shareholders’ Equity
Debt ($357 and $2,666 due within one year, respectively)	$2,259	$4,142
Derivative agreements at fair value	106	102
Other	51	99

Total liabilities	2,416	4,343

Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 352.7 and 292.9 issued and 342.4 and 280.9 outstanding, respectively	3	3
Capital in excess of par value	7,131	6,735
Distributions in excess of net realized earnings	(1,136)	(709)
Net unrealized depreciation of investments	(2,330)	(3,700)

Total shareholders’ equity	3,668	2,329

Total liabilities and shareholders’ equity	$6,084	$6,672

Net asset value per common share outstanding	$10.71	$8.29

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Operating Income
Interest and dividend income
Non-Control/Non-Affiliate investments	$323	$388	$597
Affiliate investments	24	47	39
Control investments	199	203	314

Total interest and dividend income	546	638	950

Fee income
Non-Control/Non-Affiliate investments	16	21	35
Affiliate investments	—	1	1
Control investments	38	37	65

Total fee income	54	59	101

Total operating income	600	697	1,051

Operating Expenses
Interest	177	256	220
Salaries, benefits and stock-based compensation	134	215	206
General and administrative	64	91	95
Debt refinancing costs	21	20	—

Total operating expenses	396	582	521

Net Operating Income Before Income Taxes	204	115	530
Benefit (provision) for income taxes	—	20	(37)

Net Operating Income	204	135	493

Net gain on extinguishment of debt	—	12	—

Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	(356)	(253)	37
Affiliate investments	31	(3)	(22)
Control investments	(174)	(460)	117
Taxes on net realized gain	—	—	(54)
Foreign currency transactions	(2)	(3)	(6)
Derivative and option agreements	(75)	(106)	(40)

Total net realized (loss) gain on investments	(576)	(825)	32

Net unrealized appreciation (depreciation) of investments
Portfolio company investments	1,468	(340)	(3,480)
Foreign currency translation	(107)	28	(41)
Derivative and option agreements and other	9	80	(119)

Total net unrealized appreciation (depreciation) of investments	1,370	(232)	(3,640)

Total net gain (loss) on investments	794	(1,057)	(3,608)

Net Increase (Decrease) in Net Assets Resulting From Operations (“Net Earnings (Loss)”)	$998	$(910)	$(3,115)

Net Operating Income Per Common Share
Basic	$0.63	$0.56	$2.42
Diluted	$0.62	$0.56	$2.42
Net Earnings (Loss) Per Common Share
Basic	$3.06	$(3.77)	$(15.29)
Diluted	$3.02	$(3.77)	$(15.29)
Weighted Average Shares of Common Stock Outstanding
Basic	325.9	241.1	203.7
Diluted	330.9	241.1	203.7
Dividends Declared Per Common Share	$—	$1.07	$3.09

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Operations
Net operating income	$204	$135	$493
Net gain on extinguishment of debt	—	12	—
Net realized (loss) gain on investments	(576)	(825)	32
Net unrealized appreciation (depreciation) of investments	1,370	(232)	(3,640)

Net earnings (loss)	998	(910)	(3,115)

Shareholder Dividends
Common stock dividends from net operating income	—	(135)	(493)
Common stock dividends in excess of net operating income and net realized gain on investments	—	(96)	(130)

Net decrease in net assets resulting from shareholder dividends	—	(231)	(623)

Capital Share Transactions
Issuance of common stock	293	232	444
Issuance of common stock under stock option plans	5	—	5
Purchase of common stock held in deferred compensation trusts	—	—	(71)
Stock-based compensation	42	86	81
Other	1	(3)	(7)

Net increase in net assets resulting from capital share transactions	341	315	452

Total increase (decrease) in net assets	1,339	(826)	(3,286)
Net assets at beginning of period	2,329	3,155	6,441

Net assets at end of period	$3,668	$2,329	$3,155

Net asset value per common share outstanding	$10.71	$8.29	$15.41
Common shares outstanding at end of period	342.4	280.9	204.7

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net earnings (loss)	$998	$(910)	$(3,115)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net unrealized (appreciation) depreciation of investments	(1,370)	232	3,640
Net realized loss (gain) on investments	576	825	(32)
Net gain on extinguishment of debt	—	(12)	—
Accrued payment-in-kind interest and dividends on investments	(151)	(97)	(177)
Accrued payment-in-kind interest for make-whole payment on debt	—	22	—
Amortization of deferred finance costs, premiums and discounts	13	13	14
Depreciation of property and equipment	14	18	18
Stock-based compensation	42	86	81
(Increase) decrease in interest receivable	(2)	(10)	14
Decrease in other assets	11	12	41
Decrease in other liabilities	(43)	(12)	(96)
Other	(1)	(2)	(5)

Net cash provided by operating activities	87	165	383

Investing Activities
Purchases and originations of investments	(185)	(118)	(1,517)
Repayments from (fundings on) portfolio company revolving credit facility investments, net	14	(69)	(365)
Principal repayments on debt investments	910	362	850
Proceeds from loan syndications and loan sales	40	410	349
Payment of accrued PIK notes and dividend and accreted original issue discounts	77	48	64
Proceeds from sales of equity investments	266	323	913
Interest rate derivative periodic interest payments, net	(61)	(62)	(39)
Termination of European Capital Limited put option agreement	—	(65)	—
Other	(16)	(10)	16

Net cash provided by investing activities	1,045	819	271

Financing Activities
Payments on unsecured borrowings	(1,030)	—	—
Payments on secured borrowings	(307)	—	—
Payments on notes payable from asset securitizations	(544)	(288)	(317)
Draws on revolving credit facilites, net	—	—	(79)
Increase in deferred financing costs	(26)	—	—
Issuance of common stock	298	—	449
(Increase) decrease in debt service escrows	(89)	(25)	330
Purchase of common stock held in deferred compensation trusts	—	—	(71)
Dividends paid	—	(24)	(819)
Payment of federal income tax for deemed capital gain distribution	—	—	(54)
Other	—	(21)	(27)

Net cash used in financing activities	(1,698)	(358)	(588)

Net (decrease) increase in cash and cash equivalents	(566)	626	66
Cash and cash equivalents at beginning of period	835	209	143

Cash and cash equivalents at end of period	$269	$835	$209

Supplemental Disclosures
Cash paid for interest	$186	$236	$218
Cash (received) paid for taxes	$(18)	$9	$65
Non-cash Investing and Financing Activities
Debt investment received from the sale of equity investments	$37	$12	$—
Issuance of common stock in conjunction with special dividend	$—	$207	$—
Issuance of common stock in conjunction with acquisition of European Capital Limited	$—	$25	$—

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Per Share Data
Net asset value at beginning of the period	$8.29	$15.41	$32.88	$29.42	$24.37

Net operating income(1)	0.63	0.56	2.42	3.42	3.15
Net gain on extinguishment of debt(1)	—	0.05	—	—	—
Net realized (loss) gain on investments(1)	(1.77)	(3.42)	0.16	1.23	1.28
Net unrealized appreciation (depreciation) on investments(1)	4.20	(0.96)	(17.87)	(0.62)	2.20

Net earnings (loss)(1)	3.06	(3.77)	(15.29)	4.03	6.63
Issuance of common stock(2)	(0.58)	(0.70)	0.12	2.91	1.96
Shareholder dividends	—	(1.07)	(3.09)	(3.72)	(3.33)
Other, net(3)	(0.06)	(1.58)	0.79	0.24	(0.21)

Net asset value at end of period	$10.71	$8.29	$15.41	$32.88	$29.42

Ratio/Supplemental Data
Per share market value at end of period	$7.56	$2.44	$3.24	$32.96	$46.26
Total investment return (loss)(4)	209.84%	0.34%	(88.75)%	(21.42)%	40.00%
Shares outstanding at end of period	342.4	280.9	204.7	195.9	147.6
Net assets at end of period	$3,668	$2,329	$3,155	$6,441	$4,342
Average net assets(5)	$2,981	$2,444	$5,194	$5,719	$3,643
Average debt outstanding(6)	$3,275	$4,307	$4,508	$4,572	$3,021
Average debt outstanding per common share(1)	$10.05	$17.86	$22.13	$26.30	$22.36
Ratio of operating expenses to average net assets	13.28%	23.82%	10.03%	11.19%	11.64%
Ratio of operating expenses, net of interest expense, to average net assets	7.34%	13.34%	5.79%	6.17%	6.42%
Ratio of interest expense to average net assets	5.94%	10.48%	4.24%	5.02%	5.22%
Ratio of net operating income to average net assets	6.84%	5.52%	9.49%	10.39%	11.67%

(1)	Weighted average basic per common share data.
(2)	For the year ended December 31, 2009, represents the issuance of shares of common stock in conjunction with the acquisition of European Capital Limited.
(3)	Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the issuance of common stock through a shareholder distribution, the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of GAAP expense credited to additional paid-in capital, repayments of notes receivable from the sale of common stock and the purchase of treasury stock and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	Total investment return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan.
(5)	Based on the quarterly average of net assets as of the beginning and end of each period presented.
(6)	Based on a daily weighted average balance of debt outstanding during the period.

See accompanying notes.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
AFA Investment Inc.	Food Products	Senior Debt(6)	12.5%	2/15		$5.3	$4.0	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	11/13-11/14		68.6	68.1	68.8
		Convertible Preferred Stock(7)			70,752		98.6	117.5
		Common Stock(1)(7)			17,687,156		17.7	22.4
							184.4	208.7
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.1%	9/13		15.7	15.6	15.3
American Acquisition, LLC	Capital Markets	Senior Debt(7)	13.8%	12/12		20.8	20.6	19.3
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.6	15.1
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		16.8	16.8	16.8
		Mezzanine Debt(7)	18.6%	1/15		26.3	26.1	26.3
		Convertible Preferred Stock(1)(7)			148,742		24.3	17.4
		Common Stock(1)(7)			7,829		1.3	—
							68.5	60.5
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.6
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Berry-Hill Galleries, Inc.	Distributors	Senior Debt(7)	13.8%	3/11		8.5	8.5	8.1
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest					3.0	3.0
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.2%	9/14		30.0	29.8	23.2
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	5.5%	10/13		15.0	15.0	13.5
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Mezzanine Debt(7)	15.0%	11/16		56.2	55.8	56.2
		Redeemable Preferred Stock(7)			11,086		11.0	11.1
		Convertible Preferred Stock(1)(7)			926,800		92.7	106.2
		Common Stock(1)(7)			194,200		19.4	—
							178.9	173.5
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.0%	3/12-4/13		53.0	52.7	51.5
		Common Stock(1)			583		0.6	0.8
							53.3	52.3
Contec, LLC	Household Durables	Mezzanine Debt(7)	14.0%	9/15-9/16		135.0	133.9	123.5
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.3%	2/14		20.5	20.5	15.6
DelStar, Inc.	Building Products	Mezzanine Debt(7)	14.0%	12/12		19.5	19.4	19.5
		Redeemable Preferred Stock(7)			26,613		22.2	39.1
		Convertible Preferred Stock(7)			29,569		3.6	3.6
		Common Stock Warrants(1)(7)			89,020		16.9	5.8
							62.1	68.0
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.5	1.5
		Common Units(1)			3,830,068		0.7	3.0
							2.2	4.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		15.4	15.3	15.4
		Mezzanine Debt(6)(7)	15.5%	11/14		16.3	11.8	4.7
		Redeemable Preferred Stock(1)(7)			919		0.9	—
		Convertible Preferred Stock(1)(7)			861,364		20.9	—
							48.9	20.1
Ford Motor Company(2)	Automobiles	Senior Debt(7)	3.0%	12/13		6.5	6.4	6.4
FPI Holding Corporation	Food Products	Senior Debt(7)	8.6%	10/11-5/13		18.2	18.1	18.2
		Senior Debt(6)(7)	15.8%	6/14-6/15		18.5	12.8	3.1
		Mezzanine Debt(6)(7)	21.6%	6/15-5/16		29.7	17.3	—
		Redeemable Preferred Stock(1)(7)			4,469		39.1	—
		Convertible Preferred Stock(1)(7)			21,715		23.3	—
		Common Stock(1)(7)			5,429		5.8	—
							116.4	21.3
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.5	3.2	1.7
Hoppy Holdings, Corp.	Auto Components	Mezzanine Debt(7)	15.1%	7/12		40.5	40.4	41.0
		Redeemable Preferred Stock(7)			2,915		8.1	8.1
							48.5	49.1
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		42.2	41.9	42.3
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	14.1
Jones Stephens Corp.(8)	Building Products	Mezzanine Debt(6)(7)	13.0%	9/13		11.7	11.1	—
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(7)	5.3%	12/14		22.5	18.9	14.8
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt(7)	8.0%	8/13-8/14		2.9	2.6	2.6
		Mezzanine Debt(7)	14.0%	8/15-8/16		45.5	45.1	40.2
							47.7	42.8
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		7.7	7.6	7.1
		Warrant(1)			12.5%		0.8	3.5
							8.4	10.6
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.4%	7/11-11/11		127.3	127.1	128.0
		Mezzanine Debt(7)	13.9%	7/11-5/12		55.0	54.8	55.0
		Convertible Preferred Stock(7)			435,724		61.2	100.3
		Common Stock(1)(7)			208,276		2.8	3.2
		Common Stock Warrants(1)(7)			222,156		18.6	27.9
							264.5	314.4
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.6%	3/15		5.0	5.0	3.9
NBD Holdings Corp.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	8/13		48.1	47.7	48.6
		Convertible Preferred Stock(1)			84,174		8.7	7.8
		Common Stock(1)			633,408		0.1	—
							56.5	56.4
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.9	4.0	3.3
Nivel Holdings, LLC	Distributors	Senior Debt(7)	11.3%	10/12-10/13		58.7	58.4	58.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Orchard Brands	Internet & Catalog Retail	Senior First Lien Debt(6)(7)	4.3%	4/13		108.8	100.4	49.7
Corporation		Senior Second Lien Debt(6)(7)	9.8%	4/14		289.7	197.8	—
							298.2	49.7
Orion Foundry, Inc.(2)(3)	Internet Software & Services	Senior Debt(7)	9.0%	6/14		25.9	24.5	22.3
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	18.0%	7/13		40.2	40.0	40.2
		Convertible Preferred Stock(1)(7)			14,938		14.9	4.5
							54.9	44.7
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.3%	7/13		3.4	3.3	3.0
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)(7)			173,060		6.4	—
Phillips & Temro Industries, Inc.	Auto Components	Common Stock Warrants(1)(7)			5,000,000		—	6.8
Qioptiq S.A.R.L.(3)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	10.0%	3/18		32.6	32.4	32.1
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	6.6%	12/13-12/14		23.2	22.9	20.0
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	16.2%	10/14-11/15		106.5	105.9	106.5
		Convertible Preferred Stock(1)(7)			1,541		154.2	24.8
		Common Stock(1)(7)			15,414		1.5	—
							261.6	131.3
Roark - Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.4	17.3	17.4
		Convertible Preferred Stock(1)(7)			77,640,000		7.8	13.8
		Common Stock(1)(7)			78,242		0.1	—
							25.2	31.2
Seroyal Holdings, L.P.(3)	Pharmaceuticals	Redeemable Preferred Units			32,462		0.9	1.1
		Common Units(1)			95,280		0.8	1.5
		Common Unit Warrants(1)			41,661		0.1	0.6
							1.8	3.2
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.7%	8/13-8/14		40.5	40.2	39.2
		Mezzanine Debt(7)	15.5%	8/15-8/16		40.3	39.9	33.7
		Mezzanine Debt(6)(7)	17.5%	8/17		28.3	18.7	23.7
							98.8	96.6
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		57.8	57.4	57.8
		Mezzanine Debt(7)	15.3%	6/15-6/16		53.3	52.9	53.3
		Convertible Preferred Stock(1)(7)			84,043		40.7	27.2
							151.0	138.3
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	7.1%	8/14		36.4	36.2	28.9
		Senior Debt(6)(7)	7.8%	8/14		12.1	11.5	5.9
							47.7	34.8
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		82.0	81.5	73.4
		Mezzanine Debt(7)	19.5%	11/15		29.5	29.4	27.5
		Convertible Preferred Stock(1)(7)			8,263,171		9.1	9.7
							120.0	110.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.6	42.1
triVIN Holdings, Inc.	IT Services	Mezzanine Debt(7)	15.0%	6/14-6/15		21.0	20.9	21.0
		Convertible Preferred Stock(7)			247,000,000		32.9	42.6
		Common Stock(1)(7)			6,319,923		6.3	8.8
							60.1	72.4
Tyden Cayman Holdings Corp.(3)	Electronic Equipment, Instruments & Components	Common Stock(1)			3,218,667		3.8	5.6
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13-9/14		3.9	3.9	3.9
		Mezzanine Debt(7)	14.6%	7/14-9/15		95.0	94.5	94.1
		Convertible Preferred Stock(1)(7)			2,008,575		210.0	55.7
		Common Stock(1)(7)			502,144		49.9	—
							358.3	153.7
WWC Acquisitions, Inc.	Professional Services	Senior Debt(7)	7.0%	12/11-12/13		34.0	33.7	33.9
CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	2/17-2/18		$12.4	$4.5	$0.8
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	4/17		14.0	8.7	0.4
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	12/17		14.8	10.2	1.1
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.6%	7/17		112.5	67.1	12.8
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.2%	10/17		11.1	8.1	0.3
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.1%	11/37-12/37		12.8	6.4	—
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	8/17		20.8	12.4	1.1
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	12/19		24.8	21.9	0.2
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	7/17		7.0	4.1	0.1
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.6%	7/17		87.2	55.6	0.3
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	8/17		36.6	22.6	2.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.2%	7/23-7/24		19.4	7.4	0.6
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	8/17		32.8	19.2	1.5
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	5/17		20.0	11.6	0.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	10/17		85.1	55.5	1.3
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.3%	10/17-9/24		96.2	41.9	6.2
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	11/16		5.0	3.2	0.1
CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes(7)				$8.5	$8.3	$5.5
		Subordinated Notes(7)				25.9	18.8	18.4
							27.1	23.9
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes(7)				20.0	18.0	11.0
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares(7)			6,241		4.6	2.5
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities(7)			13,796		5.9	8.2
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes(7)				15.0	12.4	12.8
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes(7)				2.0	1.6	1.4
Cent CDO 12 Limited	Diversified Financial Services	Income Notes(7)				26.4	18.1	20.8
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes(7)				5.0	2.5	3.0
Champlain CLO	Diversified Financial Services	Preferred Securities(7)			1,000,000		0.8	0.2
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)(7)			360		6.7	0.7
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares(7)			34,170,000		23.0	8.2
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities(7)			3,089,177		3.2	0.7
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes(7)				15.0	13.0	8.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities(7)			5,750,000		2.3	2.3
Flagship CLO V	Diversified Financial Services	Deferrable Notes(7)				1.7	1.3	1.2
		Subordinated Securities(7)			15,000		10.4	9.7
							11.7	10.9
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes(1)(7)				4.0	2.0	0.9
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes(7)				6.7	8.0	2.0
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes(7)				9.0	6.2	6.2
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes(7)				7.0	6.5	5.5
Mayport CLO Ltd.	Diversified Financial Services	Income Notes(7)				14.0	11.5	9.7
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities(7)			10,000		6.6	7.8
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities(7)			5,000,000		1.7	2.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes(7)				14.0	15.3	3.7
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities(7)			20,000,000		14.9	13.1
Subtotal Non-Control / Non-Affiliate Investments (50% of total investments at fair value)							$3,854.2	$2,718.9

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$6.7	$6.7	$6.2
		Redeemable Preferred Stock(1)(7)			859		1.6	0.3
		Common Stock(1)(7)			3,061		4.9	—
							13.2	6.5
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/12-3/15		13.3	13.3	12.2
		Common Stock(1)(7)			110,684		11.7	6.9
							25.0	19.1
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	12/11		4.4	3.2	1.8
		Common Stock(1)(7)			8,569,905		25.4	—
							28.6	1.8
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)(7)			5,592,367		8.9	9.7
IEE Holding 1 S.A.(3)	Auto Components	Common Stock(1)			250,000		4.5	—
IS Holdings I, Inc.	Software	Redeemable Preferred Stock(7)			1,297		1.9	1.9
		Common Stock(1)(7)			1,165,930		—	11.6
							1.9	13.5
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		24.5	18.4	14.6
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)(7)			4,213		2.7	4.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Qualitor Component Holdings, LLC	Auto Components	Mezzanine Debt(7)	17.1%	7/13		39.6	39.4	39.5
		Redeemable Preferred Units(1)			3,150,000		3.2	—
		Common Units(1)			350,000		0.3	—
							42.9	39.5
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(1)			7,075		0.7	1.9
		Common Stock(1)			40,688		0.6	0.3
							1.3	2.2
WFS Holding, LLC	Software	Preferred Interest(1)			20,403,772		3.0	2.7
Subtotal Affiliate Investments (2% of total investments at fair value)							$150.4	$113.6
CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)(7)			589		$14.5	$1.8
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$4.7	3.7	4.6
		Common Stock(1)(7)			100%		11.5	—
							15.2	4.6
American Capital, LLC	Capital Markets	Common Membership Interest(7)			100%		58.2	128.5
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		43.0	42.6	43.0
		Redeemable Preferred Stock(7)			403,357		36.1	51.8
		Common Stock(1)(7)			128,681		10.8	1.2
		Common Stock Warrants(1)(7)			204,663		17.3	1.9
							106.8	97.9
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		0.7	0.7	0.7
		Mezzanine Debt(7)	17.0%	8/12		60.9	60.7	63.0
		Redeemable Preferred Stock(1)(7)			15,107		14.1	21.0
		Convertible Preferred Stock(1)(7)			2,549,410		8.7	—
		Preferred Stock Warrants(1)(7)			230,681		1.0	—
							85.2	84.7
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)(7)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.3%	5/13		17.7	17.7	17.7
		Redeemable Preferred Stock(1)(7)			21,215		42.8	18.2
							60.5	35.9
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	5/11		5.0	4.9	0.2
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)(7)			11,532,842		12.4	21.6
Core Financial Holdings, LLC	Diversified Financial Services	Common Units(1)(7)			57,940,360		48.2	6.0
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.7%	11/13-11/15		40.8	40.5	40.8
		Mezzanine Debt(6)(7)	3.8%	11/16		28.5	25.6	13.9
		Convertible Preferred Stock(1)(7)			389,759		40.5	—
		Common Stock(1)(7)			97,440		10.1	—
							116.7	54.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		13.9	13.8	13.9
		Common Stock(1)(7)			583		11.1	13.4
							24.9	27.3
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.8%	7/13		8.6	8.6	8.6
		Mezzanine Debt(6)(7)	8.0%	7/13		17.5	13.4	3.9
		Redeemable Preferred Stock(1)(7)			21,113		8.9	—
		Convertible Preferred Stock(1)(7)			7,929		6.0	—
		Common Stock(1)(7)			11,261		1.1	—
		Common Stock Warrants(1)(7)			1,078,792		13.1	—
							51.1	12.5
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt(7)	7.3%	7/12		28.3	28.2	28.3
		Ordinary Shares(1)(7)			431,895,528		1,267.3	607.9
							1,295.5	636.2
European Touch, LTD. II	Leisure Equipment & Products	Senior Debt(7)	9.0%	8/11-1/12		0.9	0.9	0.9
		Mezzanine Debt(6)(7)	16.0%	3/11		20.9	13.5	1.8
		Redeemable Preferred Stock(1)(7)			263		0.3	—
		Common Stock(1)(7)			1,688		0.9	—
		Common Stock Warrants(1)(7)			7,105		3.7	—
							19.3	2.7
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.4	45.1	45.4
		Common Membership Units(1)(7)			58,297		44.5	17.5
							89.6	62.9
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.0	39.8	40.0
		Mezzanine Debt(7)	18.6%	4/14-10/14		34.1	34.0	34.1
		Mezzanine Debt(6)(7)	22.5%	10/14		17.2	8.5	8.5
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							98.5	82.6
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)(7)			31,250		8.1	5.6
Fosbel Global Services (LUXCO) S.C.A.(3)	Commercial Services & Supplies	Mezzanine Debt(7)	17.3%	12/13		25.9	25.8	25.8
		Mezzanine Debt(6)(7)	20.0%	12/14		27.1	20.7	23.0
		Redeemable Preferred Stock(1)			18,449,456		18.4	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							68.1	48.8
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	8.5%	5/11		9.2	9.2	9.2
		Mezzanine Debt(6)(7)	15.0%	5/12		10.7	9.2	1.1
		Redeemable Preferred Stock(1)(7)			14,042,095		12.8	—
		Common Stock(1)(7)			6,088,229		2.3	—
							33.5	10.3
Future Food, Inc.	Food Products	Senior Debt(7)	5.3%	8/11		1.6	1.6	1.6
		Senior Debt(6)(7)	5.3%	8/11		15.4	15.2	10.0
		Common Stock(1)(7)			64,917		13.0	—
		Common Stock Warrants(1)(7)			6,500		1.3	—
							31.1	11.6

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.6%	1/11-10/11		19.1	19.1	19.1
		Senior Debt(6)(7)	12.8%	10/11		6.1	4.5	2.0
		Mezzanine Debt(6)(7)	24.5%	10/12		16.1	6.6	—
		Convertible Preferred Stock(1)(7)			4,000		1.0	—
		Common Stock(1)(7)			2.5%		0.7	—
							31.9	21.1
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	7.0%	9/11		11.8	9.8	4.7
		Redeemable Preferred Stock(1)(7)			24,087,546		31.2	—
							41.0	4.7
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)(7)	4.5%	3/11		9.4	9.4	7.6
		Convertible Preferred Stock(1)(7)			10,196		3.0	—
		Common Stock(1)(7)			14,250		4.8	—
							17.2	7.6
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		2.9	—	1.1
		Redeemable Preferred Stock(1)			13,709		9.2	—
							9.2	1.1
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.9	18.9	18.9
		Mezzanine Debt(7)	8.0%	12/14		43.2	43.1	43.2
		Redeemable Preferred Stock(1)(7)			6,160		4.2	7.4
		Convertible Preferred Stock(1)(7)			15,797		12.2	—
		Common Stock(1)(7)			14,000		1.4	—
		Common Stock Warrants(1)(7)			464,242		2.9	—
							82.7	69.5
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.3%	8/12		3.4	3.4	3.4
		Mezzanine Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)(7)			7,496		8.1	4.7
							17.0	13.6
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.3%	3/11		2.7	2.7	3.0
		Mezzanine Debt(6)(7)	18.0%	2/13		12.9	8.9	5.0
							11.6	8.0
Medical Billing Holdings, Inc.	IT Services	Mezzanine Debt(7)	15.0%	9/13		11.3	11.2	11.3
		Convertible Preferred Stock(1)(7)			13,199,000		13.2	14.1
		Common Stock(1)(7)			3,299,582		3.3	—
							27.7	25.4
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)(7)			100		7.3	4.3
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		6.2	—
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.3%	2/13-2/14		27.4	27.2	27.4
		Redeemable Preferred Stock(7)			2,485		1.2	1.1
		Convertible Preferred Stock(1)(7)			38,192		13.6	14.8
							42.0	43.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
NECCO Holdings, Inc.	Food Products	Senior Debt(7)	6.5%	8/13		17.2	17.2	17.2
		Senior Debt(6)(7)	18.0%	11/13		19.0	16.6	1.6
		Common Stock(1)(7)			782,609		0.1	—
							33.9	18.8
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		42.9	33.0	24.2
		Common Membership Units(1)(7)			7,450		4.9	—
							37.9	24.2
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	17.0%	8/14		65.6	65.3	65.6
		Mezzanine Debt(6)(7)	20.0%	8/14-10/14		81.0	53.3	13.3
		Common Membership Units(1)(7)			478,488		17.5	—
							136.1	78.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.3%	12/11-12/12		8.0	7.9	7.9
		Mezzanine Debt(6)(7)	18.2%	12/14		20.1	15.4	7.2
		Common Stock(1)(7)			367,881		4.2	—
							27.5	15.1
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		27.8	27.6	27.8
		Redeemable Preferred Stock(7)			36,267		32.1	43.7
		Common Stock(1)(7)			40,295		3.9	7.8
		Common Stock Warrants(1)(7)			116,065		11.6	22.5
							75.2	101.8
Sixnet Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.1%	6/12-6/13		36.9	36.8	36.9
		Convertible Preferred Stock(1)(7)			94		0.5	0.5
		Membership Units(1)(7)			446		5.6	2.2
							42.9	39.6
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(7)	3.8%	2/15		10.2	7.3	7.9
		Mezzanine Debt(6)(7)	11.0%	2/17		28.7	19.0	—
		Preferred Interest (1)(7)					37.8	—
		Common Interest(1)(7)			22.1%		13.8	—
							77.9	7.9
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.3%	7/14		5.8	5.8	5.8
		Mezzanine Debt(7)	12.6%	6/15		130.4	129.7	130.7
		Convertible Preferred Stock(7)			1,101,673		138.3	125.2
		Common Stock(1)(7)			275,419		27.5	—
							301.3	261.7
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		35.5	35.3	35.5
		Redeemable Preferred Stock(7)			122,017		10.5	16.2
		Common Stock(1)(7)			128,175		2.3	22.6
		Common Stock Warrants(1)(7)			56,819		1.4	10.0
							49.5	84.3
Spring Air International, LLC	Household Durables	Common Membership Units(1)(7)			49%		2.7	0.4
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/11-12/12		22.6	19.0	19.0
		Preferred Membership Units(7)			20,000		21.5	13.3
		Common Stock(1)(7)			490,000		2.0	7.3
							42.5	39.6
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)(7)					—	0.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	10.0%	2/11-2/12		6.4	6.3	6.4
		Redeemable Preferred Stock(1)(7)			301,556		7.9	5.9
		Common Stock Warrants(1)(7)			6,862		0.2	—
							14.4	12.3
Unwired Holdings, Inc.	Household Durables	Senior Debt(7)	8.4%	6/11-6/12		16.0	16.0	16.0
		Mezzanine Debt(7)	14.5%	6/12		20.3	10.0	25.3
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							41.9	41.3
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	14.5%	10/13-10/14		20.6	20.4	20.5
		Common Stock(7)			19,780		24.7	65.5
							45.1	86.0
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	1/12		6.1	6.1	6.1
		Redeemable Preferred Membership Units(1)(7)			3,796,269		3.0	4.7
		Common Membership Units(1)(7)			27,400		1.9	—
							11.0	10.8
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		86.7	86.2	86.7
		Convertible Preferred Stock(7)			703,406		96.7	161.1
		Common Stock(1)(7)			175,852		17.6	33.7
							200.5	281.5
WSACS RR Holdings, LLC	Real Estate	Common Membership Units(1)(7)			3,384,616		3.4	—
CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		$13.0	$2.3
Subtotal Control Investments (48% of total investments at fair value)							$3,693.7	$2,642.4
Total Investment Assets							$7,698.3	$5,474.9

Counterparty	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.1%/LIBOR	8/19	1	$7.0	$—	$3.7
Subtotal Derivative Assets						$—	$3.7
DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	4/12-11/19	4	$329.1	$—	$(23.5)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.4%/LIBOR	2/13-8/17	5	307.6	—	(34.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	285.9	—	(28.4)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(11.9)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	43.2	—	(3.2)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.1)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP(7)		2/11	1	4.6	—	(0.9)
Subtotal Derivative Liabilities						$—	$(106.0)
Total Derivative Agreements, Net						$—	$(102.3)

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(7)(9)
Dreyfus Cash Mgmt	$20.5	$20.5
DWS Prime Money Market Service	20.2	20.2
AIM STIT Liquid Asset P-CSM 7D	20.0	20.0
Federated Money Market Prime Oblig IO	14.0	14.0
Morgan Stanley Liq Prime Instl Fds	13.0	13.0
Dreyfus Ins Cash Advantage I	11.5	11.5
Federated Tax-Free Obligation Fund	12.0	12.0
Federated Prime Oblig Fd #10	11.5	11.5
Fidelity Money Market Pt CI I	11.0	11.0
Blackrock Liquidity Temp Fund #24	11.0	11.0
Total Money Market Funds	$144.7	$144.7

(1)	Non-income producing.
(2)	Publicly traded company or a consolidated subsidiary of a public company.
(3)	International investment.
(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(5)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(6)	Loan is on non-accrual status and therefore considered non-income producing.
(7)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.
(8)	Portfolio company has filed for reorganization under Chapter 11 of the United States code.
(9)	Included in cash and cash equivalents on our Consolidated Balance Sheets.

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	11/13-11/14		$66.6	$65.9	$66.6
		Convertible Preferred Stock			70,752		91.0	99.4
		Common Stock(1)			17,687,156		17.7	19.8
							174.6	185.8
Algoma Holding Company	Building Products	Mezzanine Debt(7)	12.6%	4/13		15.2	15.1	14.9
American Acquisition, LLC	Capital Markets	Senior Debt	14.2%	12/12		15.7	15.4	13.5
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.6	12.1
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	4/13		7.9	7.8	6.3
		Mezzanine Debt(6)(7)	14.7%	4/15		5.2	5.0	—
							12.8	6.3
Aspect Software	IT Services	Senior Debt(7)	7.3%	7/12		20.0	19.9	16.6
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.7	17.6	17.7
		Mezzanine Debt(7)	18.0%	1/15		22.9	21.7	20.6
		Convertible Preferred Stock(1)			148,742		24.3	—
		Common Stock(1)			7,829		1.3	—
							64.9	38.3
Avanti Park Place LLC	Real Estate	Senior Debt	8.3%	6/10		5.7	5.8	5.8
BBB Industries, LLC	Auto Components	Senior Debt(7)	5.7%	6/14		21.2	21.2	15.9
Berry-Hill Galleries, Inc.	Distributors	Senior Debt	13.7%	3/10		7.9	7.9	7.9
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest					2.5	2.5
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.4%	9/14		30.0	29.8	20.6
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	5.5%	10/13		15.0	15.0	11.6
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(6)	7.2%	5/11		17.1	13.0	13.7
		Redeemable Preferred Stock(1)			21,215		42.7	—
							55.7	13.7
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	7.7%	3/12-4/13		48.1	47.6	41.3
		Senior Debt(6)(7)	8.3%	4/13		10.5	10.4	7.1
		Common Stock(1)			583		0.5	—
							58.5	48.4
Compusearch Holdings Company, Inc.	Software	Mezzanine Debt(7)	12.0%	7/12		12.6	12.5	12.6
		Convertible Preferred Stock(1)			23,342		0.9	2.7
							13.4	15.3
Contec, LLC	Household Durables	Mezzanine Debt(7)	14.0%	9/15-9/16		135.0	133.8	114.6
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt	7.2%	2/12		20.5	20.5	15.0
DelStar, Inc.	Building Products	Mezzanine Debt(7)	14.0%	12/12		19.1	19.0	19.1
		Redeemable Preferred Stock			26,613		19.4	36.7
		Convertible Preferred Stock(1)			29,569		3.0	—
		Common Stock Warrants(1)			89,020		16.9	—
							58.3	55.8
Direct Marketing International LLC	Media	Mezzanine Debt(7)	15.2%	7/12		30.3	30.1	26.8

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.7%	11/13-11/15		41.6	41.3	41.6
		Mezzanine Debt(6)(7)	3.7%	11/16		27.4	25.6	9.9
		Convertible Preferred Stock(1)			389,759		40.5	—
		Common Stock(1)			97,440		10.1	—
							117.5	51.5
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock Common Units(1)			1,171 3,830,068		1.3 0.7	1.3 2.0
							2.0	3.3
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7) Mezzanine Debt(6)(7)	14.0% 15.5%	11/13 11/14		13.1 13.7	13.0 11.8	13.1 3.1
		Redeemable Preferred Stock(1)			919		0.9	—
		Convertible Preferred Stock(1)			861,364		20.9	—
							46.6	16.2
FCC Holdings, LLC	Commercial Banks	Mezzanine Debt	15.1%	12/12		75.0	74.6	67.7
Ford Motor Company(2)	Automobiles	Senior Debt	3.4%	12/13		21.2	20.6	18.3
FPI Holding Corporation	Food Products	Senior Debt	7.6%	11/10-5/11		10.2	7.3	7.4
		Senior Debt(6)	13.9%	5/13-6/15		24.0	23.2	5.7
		Mezzanine Debt(6)	21.6%	6/15-5/16		23.9	17.3	—
		Redeemable Preferred Stock(1)			4,469		39.1	—
		Convertible Preferred Stock(1)			21,715		23.3	—
		Common Stock(1)			5,429		5.8	—
							116.0	13.1
Genband Inc.	Communications Equipment	Common Stock(1)			3,407,419		14.7	0.2
Golden Key US LLC	Diversified Financial Services	Commercial Paper(1)	5.3%	1/14		7.3	7.3	3.9
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.5	3.4	1.2
Hoppy Holdings, Corp.	Auto Components	Mezzanine Debt(7)	15.3%	7/12		39.0	38.8	38.4
		Redeemable Preferred Stock			2,915		7.0	6.8
							45.8	45.2
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		39.5	39.1	38.5
Innova-Extel Acquisition Holdings, Inc.	Software	Senior Debt(7)	7.7%	4/13		11.5	11.4	11.5
		Mezzanine Debt(7)	15.0%	3/14		18.2	18.0	18.2
		Convertible Preferred Stock			14,283		23.3	28.9
							52.7	58.6
Inovis International, Inc.	Software	Senior Debt(7)	16.0%	6/10		89.2	89.0	89.0
Intergraph Corporation	Software	Senior Debt(7)	6.3%	12/14		3.0	3.0	2.8
iTradeNetwork, Inc.	IT Services	Senior Debt(7)	11.5%	12/13		25.0	24.8	25.0
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.7%	12/14		19.0	19.1	12.1
Jones Stephens Corp.(8)	Building Products	Mezzanine Debt(6)(7)	13.5%	9/13-9/14		23.5	22.1	13.2
J-Pac, LLC	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		3.1	3.0	3.1
		Senior Debt(6)(7)	12.3%	1/14		11.9	11.8	1.2
		Mezzanine Debt(6)	18.9%	1/14		11.6	8.7	—
		Common Unit Warrants(1)			500,000		0.2	—
							23.7	4.3
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(6)	5.3%	12/14		22.5	20.0	12.3
LabelCorp Holdings, Inc	Paper & Forest Products	Senior Debt	8.2%	8/13-8/14		2.5	2.2	2.3
		Mezzanine Debt(7)	14.0%	8/15-8/16		44.5	44.2	39.2
							46.4	41.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LCW Holdings, LLC	Real Estate	Senior Debt	6.7%	10/12		32.2	31.4	30.3
		Warrant(1)			12.5%		0.9	3.5
							32.3	33.8
LJVH Holdings Inc.(3)	Beverages	Senior Debt(7)	5.8%	1/15		28.5	28.5	21.0
LN Acquisition Corp.	Machinery	Senior Debt(7)	6.0%	1/15		21.5	21.6	14.4
Logex Corporation	Road & Rail	Mezzanine Debt(6)	0.0%	3/10		1.1	0.9	1.0
MagnaCare Holdings, Inc.	Health Care Providers & Services	Mezzanine Debt(7)	14.8%	1/13		14.3	14.2	14.2
Medical Billing Holdings, Inc.	IT Services	Mezzanine Debt(7)	15.0%	9/13		11.0	10.9	11.0
		Convertible Preferred Stock(1)			13,199,000		13.2	10.0
		Common Stock(1)			3,299,582		3.3	—
							27.4	21.0
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.3%	6/11-11/11		127.7	127.4	129.1
		Mezzanine Debt(7)	13.8%	7/11-5/12		52.9	52.6	52.9
		Convertible Preferred Stock			435,724		54.6	104.1
		Common Stock(1)			24,503		2.8	3.6
		Common Stock Warrants(1)			222,156		18.5	31.8
							255.9	321.5
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.6%	3/15		5.0	5.0	3.3
National Processing Company Group, Inc.	IT Services	Senior Debt(7)	10.8%	9/14		53.0	52.8	43.6
NBD Holdings Corp.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	8/13		46.8	46.4	46.8
		Convertible Preferred Stock			84,174		11.3	11.3
		Common Stock(1)			633,408		0.1	1.5
							57.8	59.6
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt	7.7%	10/15		4.5	4.6	3.9
Nivel Holdings, LLC	Distributors	Senior Debt(7)	10.8%	10/12-10/13		61.6	61.1	58.6
Orchard Brands Corporation	Internet & Catalog Retail	Senior First Lien Debt(7)	4.2%	4/13		70.4	70.0	61.2
		Senior Second Lien Debt	9.4%	4/14		104.0	103.2	77.6
		Senior Second Lien Debt (6)	10.0%	4/14		158.5	118.6	33.1
		Mezzanine Debt(6)	9.7%	4/14		66.5	49.9	—
							341.7	171.9
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(6)(7)	18.0%	7/13		33.4	25.0	14.2
		Convertible Preferred Stock(1)			8,234		8.2	—
							33.2	14.2
PaR Systems, Inc.	Machinery	Senior Debt	3.6%	7/13		4.1	3.9	3.4
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)			173,060		6.4	—
Phillips & Temro Industries, Inc.	Auto Components	Senior Debt(7)	13.0%	12/13		24.1	24.1	24.1
		Mezzanine Debt(7)	18.0%	12/13		18.4	18.3	17.0
							42.4	41.1
Qioptiq S.A.R.L.(3)	Electronic Equipment, Instruments & Components	Mezzanine Debt	10.0%	3/18		30.9	30.7	29.3
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	6.7%	12/13-12/14		20.8	20.4	16.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	16.1%	10/14-11/15		98.1	97.4	98.1
		Convertible Preferred Stock(1)			1,541		165.6	56.7
		Common Stock(1)			15,414		1.6	—
							264.6	154.8
Roark - Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	—
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		19.1	18.9	19.1
		Convertible Preferred Stock(1)			77,640,000		7.8	13.7
		Common Stock(1)			78,242		0.1	—
							26.8	32.8
Seroyal Holdings, L.P.(3)	Pharmaceuticals	Redeemable Preferred Units			32,462		0.7	0.9
		Common Units(1)			95,280		0.8	1.6
		Common Unit Warrants(1)			41,661		0.1	0.1
							1.6	2.6
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt	5.3%	9/12		12.1	8.1	6.1
		Mezzanine Debt(6)	14.5%	9/13		77.2	70.6	—
							78.7	6.1
Soil Safe Holdings, LLC	Professional Services	Senior Debt	9.6%	8/13-8/14		40.8	40.5	38.4
		Mezzanine Debt(7)	16.3%	8/15-8/17		62.7	62.2	52.6
							102.7	91.0
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt	6.7%	10/12-10/13		58.5	57.9	58.5
		Mezzanine Debt(7)	15.3%	8/14-8/15		51.6	51.1	51.6
		Convertible Preferred Stock(1)			84,043		40.8	31.1
							149.8	141.2
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	6.7%	8/14		12.1	12.0	12.1
		Senior Debt(6)(7)	7.4%	8/14		35.9	35.6	3.7
							47.6	15.8
Tanenbaum-Harber Co. Holdings, Inc.	Insurance	Redeemable Preferred Stock			376		0.5	0.5
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	5.3%	12/11		7.5	7.4	6.9
		Senior Debt(6)(7)	7.2%	12/12-12/13		43.3	37.3	12.6
		Preferred Units(1)			11,659,298		6.9	—
		Preferred Unit Warrants(1)			1,998,961		4.8	—
							56.4	19.5
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	8.2%	5/13		82.0	81.3	57.0
		Mezzanine Debt(6)	17.5%	10/13		51.2	39.9	36.3
							121.2	93.3
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	7.0%	6/15		51.8	51.4	36.6
triVIN, Holdings, Inc.	IT Services	Mezzanine Debt(7)	15.0%	6/14-6/15		20.4	20.3	20.4
		Convertible Preferred Stock			247,000,000		28.9	24.4
		Common Stock(1)			6,319,923		6.3	—
							55.5	44.8
Tyden Cayman Holdings Corp.	Electronic Equipment, Instruments & Components	Common Stock(1)			3,072,494		3.5	3.7

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.0%	9/13-9/14		4.0	3.9	4.0
		Mezzanine Debt(7)	14.6%	7/14-9/15		87.8	87.2	88.3
		Convertible Preferred Stock(1)			2,008,575		214.7	77.6
		Common Stock(1)			502,144		49.9	—
							355.7	169.9
WWC Acquisitions, Inc.	Professional Services	Senior Debt(7)	7.0%	12/11-12/13		34.0	33.6	26.3
CMBS AND REAL ESTATE CDO INVESTMENTS
ACAS CRE CDO 2007-1, Ltd	Real Estate	Class C through Class K Notes(1)	2.7%	11/31		$345.5	$170.5	$0.5
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.7%	2/17-2/18		12.4	4.8	1.3
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.7%	4/17		14.0	8.9	—
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates	6.4%	12/17		14.8	10.5	1.8
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	7/17		112.5	82.9	10.9
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates	5.2%	10/17		11.1	8.6	0.7
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.1%	11/37-11/40		12.8	8.7	1.0
Credit Suisse Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.6%	7/17		13.2	10.7	—
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates	5.8%	8/17		20.8	12.6	5.4
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	5.5%	12/19		37.0	31.2	2.6
GS Mortgage Securities Trust 2007-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.7%	7/17		63.7	52.7	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates	5.6%	7/17		87.2	55.8	1.3
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates	6.2%	8/17		36.6	22.9	4.7
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates	6.1%	7/23-7/24		19.4	7.4	2.0
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates(1)	5.8%	4/17		9.8	3.3	0.2
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates	6.0%	8/17		32.8	20.0	3.6

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

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes				9.0	7.5	3.8
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes				7.0	6.4	3.7
Mayport CLO Ltd.	Diversified Financial Services	Income Notes				14.0	12.7	4.9
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities			10,000		7.6	5.2
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities			5,000,000		2.0	1.3
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes				14.0	13.8	0.8
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities			20,000,000		15.5	7.8
Subtotal Non-Control / Non-Affiliate Investments (54% of total investments at fair value)							$4,838.8	$3,036.2

AFFILIATE INVESTMENTS
American Capital Agency Corp(2)	Real Estate Investment Trusts	Common Stock			2,500,100		$50.0	$66.4
Comfort Co., Inc.	Household Durables	Senior Debt(6)(7)	11.5%	3/12-3/15		$12.2	11.1	8.7
		Common Stock(1)			110,365		11.8	—
							22.9	8.7
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt	15.0%	12/10		3.9	3.7	2.5
		Redeemable Preferred Stock(1)			523,040		0.4	—
		Common Stock(1)			8,046,865		25.0	—
							29.1	2.5
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)			5,592,367		8.9	9.6
IEE Holding 1 S.A.(3)	Auto Components	Common Stock(1)			250,000		4.5	—
IS Holdings I, Inc.	Software	Senior Debt(7)	6.2%	6/14		20.0	19.9	18.2
		Redeemable Preferred Stock(1)			1,297		1.7	1.9
		Common Stock(1)			1,165,930		—	6.4
							21.6	26.5
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		20.6	18.5	5.5
Narus, Inc.	Internet Software & Services	Convertible Preferred Stock(1)			31,835,900		9.2	6.8
		Preferred Stock Warrants(1)			9,567,232		0.1	2.2
							9.3	9.0
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)			4,213		2.7	3.3
Qualitor Component Holdings, LLC	Auto Components	Mezzanine Debt(7) Redeemable Preferred Units(1)	17.1%	7/13	3,150,000	36.2	36.0 3.1	36.0 —
		Common Units(1)			350,000		0.4	—
							39.5	36.0
Radar Detection Holdings Corp.	Household Durables	Senior Debt(7) Common Stock(1)	9.5%	11/12	40,688	13.0	13.0 0.6	10.5 1.0
							13.6	11.5
Roadrunner Dawes, Inc.	Road & Rail	Mezzanine Debt(7)	18.5%	8/12		20.5	20.4	20.5
		Common Stock(1)			7,000		7.0	0.9
							27.4	21.4

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
WFS Holding, LLC	Software	Preferred Interest			20,403,772		3.0	3.7
Subtotal Affiliate Investments (4% of total investments at fair value)							$251.0	$204.1

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)			589		$14.8	$1.4
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6) Common Stock(1)	15.0%	5/16	100%	$3.9	3.5 11.5	3.9 0.6
							15.0	4.5
American Capital, LLC	Capital Markets	Senior Debt	5.7%	9/12		7.4	7.3	7.5
		Common Membership Interest			100%		82.0	41.6
							89.3	49.1
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		42.3	41.9	42.3
		Redeemable Preferred Stock			403,357		32.1	47.8
		Common Stock(1)			128,681		10.7	1.4
		Common Stock Warrants(1)			204,663		17.3	2.2
							102.0	93.7
Aptara, Inc.	IT Services	Senior Debt	11.5%	2/11		3.0	3.0	3.0
		Mezzanine Debt(7)	16.9%	2/11		58.0	57.8	60.0
		Redeemable Preferred Stock(1)			15,107		14.1	21.0
		Convertible Preferred Stock(1)			2,549,410		8.7	—
		Preferred Stock Warrants(1)			230,681		1.0	—
							84.6	84.0
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)			8,500,100		0.9	—
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Senior Debt(7)	9.5%	1/13		49.8	49.4	49.9
		Mezzanine Debt(7)	15.0%	1/15-1/16		54.6	54.2	54.6
		Redeemable Preferred Stock			15,000		17.6	17.7
		Convertible Preferred Stock(1)			776,800		77.7	14.2
		Common Stock(1)			194,200		19.4	—
							218.3	136.4
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	5.2%	5/12		19.3	19.2	16.1
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)			11,532,842		12.4	19.6
Core Financial Holdings, LLC	Diversified Financial Services	Mezzanine Debt Common Stock(1)	13.6%	4/14-5/15	57,940,360	37.8	37.5 54.4	37.5 23.7
							91.9	61.2
Creditcards.com, Inc.	Internet Software & Services	Senior Debt(7)	13.9%	6/13-10/13		79.9	79.5	79.9
		Mezzanine Debt(7)	19.0%	6/14-10/14		15.5	15.4	15.5
		Redeemable Preferred Stock(1)			257,510		53.6	11.8
		Common Stock(1)			176,430,690		2.5	—
							151.0	107.2
ECA Acquisition Holdings, Inc	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		13.5	13.3	13.5
		Common Stock(1)			583		11.1	12.8
							24.4	26.3

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
eLynx Holdings, Inc.	IT Services	Senior Debt	8.7%	7/13		9.6	9.6	9.7
		Mezzanine Debt	8.5%	7/13		4.0	4.0	4.0
		Mezzanine Debt(6)	9.2%	7/13		12.1	10.0	4.3
		Redeemable Preferred Stock(1)			21,113		8.9	—
		Convertible Preferred Stock(1)			7,929		6.0	—
		Common Stock(1)			11,261		1.1	—
		Common Stock Warrants(1)			1,078,792		13.1	—
							52.7	18.0
Endeavor Fund I, LP	Thrifts & Mortgage Finance	Partnership Interest			100%		18.2	17.0
ETG Holdings, Inc.	Containers & Packaging	Senior Debt(6)	8.7%	5/11		15.6	11.6	—
		Convertible Preferred Stock(1)			233,201		11.4	—
							23.0	—
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt	7.3%	2/11		25.3	25.0	25.8
		Ordinary Shares(1)			431,895,528		1,267.3	243.1
							1,292.3	268.9
European Touch, LTD. II	Leisure Equipment & Products	Senior Debt	6.8%	8/11-1/12		0.4	0.3	0.4
		Mezzanine Debt(6)	16.0%	1/11		18.9	13.5	1.8
		Redeemable Preferred Stock(1)			263		0.3	—
		Common Stock(1)			1,688		0.9	—
		Common Stock Warrants(1)			7,105		3.7	—
							18.7	2.2
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt	8.0%	1/17		43.9	43.6	43.9
		Common Membership Units(1)			58,297		44.5	12.1
							88.1	56.0
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.0	39.8	40.0
		Mezzanine Debt(7)	18.5%	4/14-10/14		30.8	30.6	30.8
		Mezzanine Debt(6)(7)	22.5%	10/14		13.7	8.8	8.6
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							95.4	79.4
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)			31,250		8.1	0.5
Fosbel Global Services (LUXCO) S.C.A.(3)	Commercial Services & Supplies	Mezzanine Debt	17.3%	12/13		23.6	23.4	23.6
		Mezzanine Debt(6)	20.0%	12/14		22.2	15.1	5.6
		Redeemable Preferred Stock(1)			18,449,456		18.5	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							60.2	29.2
Fountainhead Estate Holding Corp.(3)	Internet Software & Services	Senior Debt	4.0%	10/13		21.0	21.0	21.0
		Redeemable Preferred Stock			115,538		15.5	15.5
		Convertible Preferred Stock(1)			59,250		59.2	16.9
							95.7	53.4
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	6.7%	4/11-5/11		11.9	11.8	11.9
		Mezzanine Debt	15.0%	5/12		10.4	10.3	10.4
		Redeemable Preferred Stock(1)			14,042,095		12.8	4.0
		Common Stock(1)			6,088,229		2.3	—
							37.2	26.3
Future Food, Inc.	Food Products	Senior Debt	5.2%	8/10		17.1	17.1	13.5
		Common Stock(1)			64,917		13.0	—
		Common Stock Warrants(1)			6,500		1.3	—
							31.4	13.5

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
FV Holdings Corporation	Food Products	Mezzanine Debt(7)	14.5%	6/15		23.7	23.7	23.7
		Convertible Preferred Stock(1)			292,000		14.3	20.9
		Common Stock(1)			125,000		6.1	8.9
							44.1	53.5
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.0%	10/10-10/11		16.1	15.8	15.9
		Senior Debt(6)(7)	12.5%	10/11		5.4	4.8	3.7
		Mezzanine Debt(6)	24.5%	10/12		12.4	6.8	—
		Convertible Preferred Stock(1)			4,000		1.0	—
		Common Membership Interest(1)			2.5%		0.7	—
							29.1	19.6
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)	7.0%	9/11		11.0	9.8	6.8
		Redeemable Preferred Stock(1)			23,504,546		30.6	—
							40.4	6.8
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)	4.5%	12/10		9.3	9.3	6.6
		Convertible Preferred Stock(1)			10,196		2.9	—
		Common Stock(1)			14,250		4.8	—
							17.0	6.6
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)	12.2%	4/12		2.5	—	1.1
		Redeemable Preferred Stock(1)			13,709		9.2	—
							9.2	1.1
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt	10.5%	12/14		19.1	19.1	19.1
		Mezzanine Debt	8.0%	12/14		39.8	39.7	39.8
		Redeemable Preferred Stock(1)			6,160		4.2	7.4
		Convertible Preferred Stock(1)			15,797		12.2	—
		Common Stock(1)			14,000		1.4	—
		Common Stock Warrants(1)			464,242		2.9	—
							79.5	66.3
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.2%	8/12		4.5	4.5	4.5
		Mezzanine Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)			7,496		8.1	4.8
							18.1	14.8
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.2%	2/10		2.7	2.7	2.7
		Mezzanine Debt(6)(7)	18.0%	2/13		12.1	10.2	11.0
							12.9	13.7
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)			100		8.6	4.9
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		6.9	0.5
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.2%	2/13-2/14		25.5	25.3	25.5
		Redeemable Preferred Stock			2,485		1.0	1.0
		Convertible Preferred Stock(1)			38,016		13.4	8.5
							39.7	35.0

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
NECCO Holdings, Inc.	Food Products	Senior Debt	13.5%	12/12		4.4	4.4	4.4
		Common Stock(1)			760,869		0.1	—
							4.5	4.4
NECCO Realty Investments, LLC	Real Estate	Senior Debt(7)	14.0%	12/17		40.0	39.3	40.0
		Common Membership Units(1)			7,000		4.9	8.0
							44.2	48.0
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt	17.0%	8/14		57.0	56.6	57.0
		Mezzanine Debt(6)	20.0%	8/14-10/14		68.4	54.1	0.8
		Common Membership Units(1)			478,488		17.5	—
							128.2	57.8
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	5.9%	12/11-12/12		16.9	16.8	12.5
		Mezzanine Debt(6)	17.0%	12/14		9.8	7.3	—
		Common Stock(1)			367,881		4.2	—
							28.3	12.5
PHI Acquisitions, Inc.	Internet & Catalog Retail	Senior Debt(7)	12.0%	6/12		10.2	10.2	10.3
		Mezzanine Debt(7)	17.7%	6/13		24.6	24.3	24.6
		Redeemable Preferred Stock			36,267		40.6	52.2
		Common Stock(1)			40,295		3.9	3.0
		Common Stock Warrants(1)			116,065		11.6	8.6
							90.6	98.7
Resort Funding Holdings, Inc.	Diversified Financial Services	Senior Debt	8.2%	4/10		8.8	8.8	7.7
		Common Stock(1)			583		20.5	—
							29.3	7.7
Sixnet Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.1%	6/12-6/13		37.3	37.1	36.2
		Membership Units(1)			446		5.6	2.6
							42.7	38.8
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.4%	7/14		5.9	5.9	5.9
		Mezzanine Debt(7)	12.5%	6/15		124.6	123.8	124.8
		Convertible Preferred Stock(1)			1,101,673		124.2	105.6
		Common Stock(1)			275,419		27.5	—
							281.4	236.3
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		34.8	34.6	34.8
		Redeemable Preferred Stock			122,017		9.3	15.0
		Common Stock(1)			128,175		2.3	12.1
		Common Stock Warrants(1)			56,819		1.4	5.3
							47.6	67.2
Spring Air International, LLC	Household Durables	Common Membership Units(1)			49%		2.8	0.5
UFG Member, LLC	Food Products	Mezzanine Debt(6)	16.5%	5/15		36.4	30.4	26.9
		Common Stock(1)			937		64.7	—
							95.1	26.9
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt	5.1%	10/10-2/11		1.0	1.0	1.0
		Senior Debt(6)	10.7%	2/12		5.0	4.2	0.9
		Redeemable Preferred Stock(1)			301,556		7.9	—
		Common Stock Warrants(1)			6,862		0.2	—
							13.3	1.9

AMERICAN CAPITAL, LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Unwired Holdings, Inc.	Household Durables	Senior Debt	5.0%	6/10		1.6	1.6	1.6
		Senior Debt(6)	8.5%	6/11		11.4	7.6	8.1
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							25.1	9.7
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	14.5%	10/13-10/14		20.0	19.8	20.0
		Common Stock(1)			19,780		24.7	37.4
							44.5	57.4
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(6)(7)	12.6%	11/10		5.0	5.0	1.7
		Redeemable Preferred Membership Units(1)			3,796,269		3.0	—
		Common Membership Units(1)			27,400		1.9	—
							9.9	1.7
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.8%	1/14-1/15		109.1	108.4	109.1
		Convertible Preferred Stock			703,406		89.2	137.2
		Common Stock(1)			175,852		17.6	29.6
							215.2	275.9
WSACS RR Holdings, LLC	Real Estate	Common Membership Units(1)			3,384,615		3.4	—

CDO/ CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		$12.0	$2.0
Subtotal Control Investments (42% of total investments at fair value)							$4,068.4	$2,335.0
Total Investment Assets							$9,158.2	$5,575.3

Counterparty	Instrument	Interest Rate (5)	Expiration Date (5)	# of contracts	Notional	Cost	Fair Value

DERIVATIVE AGREEMENTS
Wachovia Bank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating	LIBOR/5.1%	8/19	1	$22.5	$—	$0.9
Subtotal Derivative Agreements						—	0.9
Total Derivative Assets						$—	$0.9
DERIVATIVE AGREEMENTS
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.4%/LIBOR	2/13-8/17	5	$391.4	$—	$(30.2)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.8%/LIBOR	4/12-11/19	4	524.0	—	(30.7)
Wachovia Bank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating	4.9%/LIBOR	1/14-8/19	3	323.3	—	(25.7)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating	5.2%/LIBOR	11/19	1	30.5	—	(2.5)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%/LIBOR	7/17	1	66.0	—	(8.8)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating	5.7%/LIBOR	7/17	1	22.3	—	(3.0)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP		2/11	1	4.8	—	(1.2)
Total Derivative Liabilities						$—	$(102.1)
Total Derivative Agreements, Net						$—	$(101.2)

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Note 1. Organization

American Capital, Ltd., (which is referred to throughout this report as “American Capital”, “we”, “our” and “us”) was incorporated in 1986. On August 29, 1997, we completed an initial public offering (“IPO”) and became a non-diversified closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we are not subject to federal income tax on the portion of our taxable income and capital gains we distribute to our shareholders. As a BDC, we primarily invest in senior and mezzanine debt and equity in the buyouts of private companies sponsored by us, the buyouts of private companies sponsored by other private equity firms and provide capital directly to early stage and mature private and small public companies. We refer to our investments in these companies as our private finance portfolio. We also invest in structured financial product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us. Our primary business objectives are to increase our taxable income, net realized earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Reclassifications

We have reclassified certain prior period amounts in our consolidated financial statements to conform to our current period presentation.

Consolidation

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies (the “Investment Company Guide”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies (“ASC 946”), we are precluded from consolidating any entity other than another investment company. The Securities and Exchange Commission (“SEC”) issued guidance that the term “investment company” in this context refers to a “registered investment company.” An exception to the guidance in the Investment Company Guide occurs if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. Our consolidated financial statements include the accounts of a controlled operating company if all or substantially all of the services provided by the controlled operating company are provided to us or to portfolio companies in which we hold substantially all of the ownership interests. We were the sole shareholder of American Capital Financial Services, Inc. (“ACFS”), a taxable operating subsidiary. Through ACFS, we provided advisory, management and other services to our portfolio companies. On June 30, 2010, we merged ACFS into us. Until its merger into us on June 30, 2010, ACFS was a consolidated controlled operating company as it was considered to provide all or substantially all of its services to us and our portfolio companies. Our investments in other nonregistered investment companies or funds are recorded as investments in the accompanying consolidated financial statements and are not consolidated.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

We also have wholly-owned affiliated statutory trusts that were established to facilitate secured borrowing arrangements whereby assets were transferred to the affiliated statutory trusts and notes were sold by the trust. These transfers of assets to the trusts are treated as secured borrowing arrangements in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”), and our consolidated financial statements include the accounts of our affiliated statutory trusts established for secured financing arrangements. We also have established trusts to fund deferred compensation plans for our employees. Our consolidated financial statements include the accounts of these trusts. All intercompany accounts have been eliminated in consolidation.

Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In accordance with the 1940 Act, unrestricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and restricted publicly traded securities and privately held securities are valued as determined in good faith by our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date less a discount for the restriction.

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

The market in which we would sell our private finance investments is the mergers and acquisition (“M&A”) market. Under ASC 820, we have indentified the M&A market as our principal market for portfolio companies only if we have the ability to initiate a sale of the portfolio company as of the measurement date. We determine whether we have the ability to initiate a sale of a portfolio company based on our ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if we can control or gain control of a portfolio company as of the measurement date, we include our equity securities and those securities held by entities managed by our wholly-owned portfolio company, American Capital, LLC, on a fully diluted basis. For investments in portfolio companies for which we do not have the ability to control or gain control as of the measurement date and for which there is no active market, our principal market under ASC 820 is a hypothetical secondary market.

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

Under the Enterprise Value Waterfall valuation methodology, we estimate the enterprise value of a portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. In using the Enterprise Value Waterfall valuation methodology, we consider the in-use valuation premise under ASC 820 of value maximization, which assumes the loans and equity securities are sold together. This approach is appropriate because the notion of value maximization is fundamental under ASC 820 to the fair value measurement of financial instruments because market participants would enter into transactions that maximize the fair value of financial instruments. In applying the Enterprise Value Waterfall valuation methodology, we also consider that in a change of control transaction, our loans are generally required to be repaid at par and that a buyer cannot assume the loan.

To estimate the enterprise value of the portfolio company, we prepare an analysis consisting of traditional valuation methodologies including market, income and cost approaches. We weight some or all of the traditional valuation methodologies based on the individual circumstances of the portfolio company in order to conclude on our estimate of the enterprise value. The traditional valuation methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company’s assets, third-party valuations of the portfolio company, considering offers from third-parties to buy the company, value indications of an IPO, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Market Yield Valuation Methodology

For debt and redeemable preferred equity investments in portfolio companies for which we are required to identify a hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology based on an exchange valuation premise under ASC 820.

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

As of December 31, 2010, we had an investment in European Capital Limited (“European Capital”), a wholly-owned investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Capital due to the risks associated with our ability to realize the full fair value of European Capital’s underlying assets for several reasons, including the yield and tenor of European Capital’s credit facilities, an implied required market return on equity by market participants and recent public comparables, which indicate fair values at a discount to NAV. See Note 16 for a further description of European Capital, including any unfunded commitments to European Capital.

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

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are restricted per our credit agreements for collection of interest and principal payments on loans that are securitized or pledged as collateral and are required to be used to pay interest and principal on securitized or secured debt are classified as restricted cash. Restricted cash and cash equivalents are carried at cost which approximates fair value.

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

Interest income on Structured Products is recognized on the effective interest method as required by FASB ASC Subtopic 325-40, Investments—Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. To the extent the current quarterly estimated cash flows decrease from the prior quarterly estimated cash flows, the revised yield is calculated prospectively based on the amortized cost basis of the investment calculated in accordance with ASC 320-10-35, Investment—Debt and Equity Securities. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

Fee Income Recognition

Fees primarily include alternative asset management, portfolio company management, transaction structuring, financing and prepayment fees. Alternative asset management fees primarily represent fees for providing investment advisory and support services to our alternative asset management portfolio company. Portfolio company management fees, which are generally recurring in nature, represent amounts received for providing advice and analysis to our private finance portfolio companies. Alternative asset management and portfolio company management fees are recognized as earned, provided that collection is probable. Transaction structuring and financing fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Debt prepayment fees are recognized as they are received.

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

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Unrealized appreciation or depreciation reflects the difference between the Board of Directors’ valuation of the investment and the cost basis of the investment. For portfolio investments denominated in a functional currency other than the U.S. dollar, the cost basis of our investment is translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustment is recorded as “Foreign currency translation” in our consolidated statements of operations.

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

Our derivatives are considered economic hedges that do not qualify for hedge accounting under FASB ASC Topic 815, Derivatives and Hedging. We record the accrual of the periodic interest settlements of interest rate derivatives in net unrealized appreciation or depreciation of investments and subsequently record the cash payments as a realized gain or loss on investments on the interest settlement date.

Dividends to Shareholders

Dividends to shareholders are recorded on the ex-dividend date.

Income Taxes

We operate to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income. Dividends declared and paid up to one year after the current tax year can generally be carried back to the prior tax year for determining the dividends paid in such tax year. We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We are also subject to a nondeductible federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income for each one-year period ending on October 31. Under the RIC Modernization Act of 2010, for excise tax years beginning January 1, 2011, the minimum distribution requirement for capital gains has been raised to 98.2%.

Our consolidated operating subsidiary, ACFS, was subject to federal, state and local income tax until its merger into us on June 30, 2010. See Note 13 for additional disclosure regarding this merger. We use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

The transfers of financial assets to alternative asset funds managed by subsidiaries of our wholly-owned portfolio company, American Capital, LLC, have been treated as sales by us under ASC 860. The transfer of financial assets to the affiliated statutory trusts and the related sale of notes by our trusts have been treated as secured borrowing financing arrangements by us under ASC 860.

Stock-Based Compensation

We account for all share-based payments to employees under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility, which is based on a combination of historical and market-based implied volatility, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions ASC 718.

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

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of December 31, 2010 and 2009:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,282	$1,282
Mezzanine debt	—	—	1,783	$1,783
Preferred equity	—	—	1,134	$1,134
Common equity	—	—	998	$998
Structured Products	—	—	199	$199
Equity warrants	—	—	79	$79
Derivative agreements, net	—	—	(102)	$(102)

Total	$—	$—	$5,373	$5,373

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,791	$1,791
Mezzanine debt	—	—	1,938	1,938
Preferred equity	—	—	1,049	1,049
Common equity	66	—	510	576
Structured Products	—	—	167	167
Equity warrants	—	—	54	54
Derivative agreements, net	—	—	(113)	(113)

Total	$66	$—	$5,396	$5,462

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

The following tables set forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the years ended December 31, 2010 and 2009:

	Balances, January 1, 2010	Realized Gains (Losses)(1)	Reversal of Prior Period (Appreciation) Depreciation on Realization(2)	Unrealized Appreciation (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, Net(4)	Transfers In & Out of Level 3	Balances, December 31, 2010
Senior debt	$1,791	$(28)	$45	$(41)	$(485)	$—	$1,282
Mezzanine debt	1,938	(89)	73	108	(247)	—	1,783
Preferred equity	1,049	(36)	36	157	(72)	—	1,134
Common equity	510	(90)	102	542	(66)	—	998
Structured Products	167	(274)	274	50	(18)	—	199
Equity warrants	54	(3)	3	26	(1)	—	79
Derivative agreements and other, net	(113)	(75)	64	(53)	75	—	(102)

Total	$5,396	$(595)	$597	$789	$(814)	$—	$5,373

	Balances, January 1, 2009	Realized Gains (Losses)(1)	Reversal of Prior Period (Appreciation) Depreciation on Realization(2)	Unrealized Appreciation (Depreciation)(2)(3)	Purchases, Sales, Issuances & Settlements, Net(4)	Transfers In & Out of Level 3	Balances, December 31, 2009
Senior debt	$2,396	$(358)	$363	$(145)	$(465)	$—	$1,791
Mezzanine debt	2,715	(347)	342	(224)	(548)	—	1,938
Preferred equity	1,344	12	(6)	(166)	(135)	—	1,049
Common equity	601	29	(26)	(498)	404	—	510
Structured Products	186	(56)	55	(13)	(5)	—	167
Equity warrants	74	4	(2)	(4)	(18)	—	54
Derivative and option agreements and other, net	(213)	(106)	105	(25)	126	—	(113)

Total	$7,103	$(822)	$831	$(1,075)	$(641)	$—	$5,396

(1)	Included in net realized (loss) gain on investments in the consolidated statements of operations. Excludes $2 million and $3 million in losses on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency for the years ended December 31, 2010 and 2009, respectively. Also excludes realized gains (losses) from Level 1 and 2 assets and liabilities.
(2)	Included in net unrealized appreciation (depreciation) of investments in the consolidated statements of operations.
(3)	Excludes $2 million of unrealized appreciation and $3 million of unrealized depreciation related to foreign currency translation for American Capital assets and liabilities not measured at fair value that are denominated in a foreign currency for the year ended December 31, 2010 and 2009, respectively. Also excludes unrealized appreciation (depreciation) from Level 1 and 2 assets and liabilities.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

As of December 31, 2010 and, 2009, loans on non-accrual status had a cost basis of $702 million and $811 million, respectively, and a fair value of $239 million and $290 million, respectively. As of December 31, 2010 and 2009, loans with a cost basis of $47 million and $50 million, respectively, were greater than 90 days due, excluding loans on non-accrual status.

The composition summaries of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2010	December 31, 2009
COST
Mezzanine debt	25.0%	24.8%
Common equity	23.9%	22.2%
Senior debt	21.6%	24.0%
Preferred equity	20.5%	18.1%
Structured Products	7.8%	9.8%
Equity warrants	1.2%	1.1%

	100.0%	100.0%

FAIR VALUE
Mezzanine debt	32.6%	34.8%
Senior debt	23.5%	32.1%
Preferred equity	20.7%	18.8%
Common equity	18.2%	10.3%
Structured Products	3.6%	3.0%
Equity warrants	1.4%	1.0%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

We use the Global Industry Classification Standards for classifying the industry groupings of our portfolio companies. The following tables show the portfolio composition by industry grouping at cost and at fair value as a percentage of total investments. Our investments in European Capital and CLO and CDO securities are excluded from the table below. Our investments in CMBS are classified in the Real Estate and Real Estate Investment Trusts category.

	December 31, 2010	December 31, 2009
COST
Commercial Services and Supplies	10.1%	8.9%
Household Durables	7.6%	6.1%
Real Estate and Real Estate Investment Trusts	7.1%	10.5%
Internet and Catalog Retail	6.0%	5.7%
Life Sciences Tools and Services	5.8%	4.7%
Health Care Providers and Services	5.1%	4.1%
Hotels, Restaurants and Leisure	4.9%	3.7%
Electrical Equipment	4.5%	3.5%
Auto Components	4.2%	3.8%
Food Products	3.8%	4.4%
IT Services	3.7%	4.2%
Professional Services	3.3%	2.5%
Diversified Financial Services	2.7%	3.3%
Leisure Equipment and Products	2.7%	2.0%
Health Care Equipment and Supplies	2.6%	2.4%
Pharmaceuticals	2.5%	2.0%
Computers and Peripherals	2.5%	2.0%
Building Products	2.3%	1.9%
Aerospace and Defense	2.2%	1.7%
Electronic Equipment, Instruments and Components	2.1%	1.8%
Construction and Engineering	2.0%	1.8%
Diversified Consumer Services	1.8%	1.4%
Other	10.5%	17.6%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

	December 31, 2010	December 31, 2009
FAIR VALUE
Commercial Services and Supplies	13.6%	10.1%
Electrical Equipment	7.0%	6.2%
Household Durables	6.8%	5.8%
Hotels, Restaurants and Leisure	5.6%	4.6%
Health Care Providers and Services	5.6%	4.6%
IT Services	4.2%	4.9%
Health Care Equipment and Supplies	4.2%	2.8%
Auto Components	4.0%	3.7%
Professional Services	3.9%	2.8%
Life Sciences Tools and Services	3.3%	3.3%
Internet and Catalog Retail	3.2%	5.2%
Capital Markets	3.2%	1.3%
Pharmaceuticals	3.0%	2.8%
Food Products	2.9%	3.4%
Electronic Equipment, Instruments and Components	2.8%	2.3%
Building Products	2.7%	2.4%
Computers and Peripherals	2.5%	2.2%
Construction and Engineering	2.4%	2.1%
Leisure Equipment and Products	2.4%	1.7%
Diversified Consumer Services	2.2%	1.9%
Diversified Financial Services	1.9%	3.0%
Real Estate and Real Estate Investment Trusts	1.7%	4.1%
Aerospace and Defense	1.7%	1.1%
Other	9.2%	17.7%

	100.0%	100.0%

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

	December 31, 2010	December 31, 2009
COST
Southwest	21.6%	21.1%
International	20.9%	19.0%
Mid-Atlantic	18.9%	18.4%
Northeast	14.7%	13.5%
Southeast	10.0%	9.7%
South-Central	8.0%	11.6%
North-Central	5.4%	6.3%
Northwest	0.5%	0.4%

	100.0%	100.0%

FAIR VALUE
Southwest	24.9%	25.3%
Mid-Atlantic	20.5%	19.8%
International	14.8%	8.0%
Northeast	14.8%	14.9%
Southeast	12.3%	11.2%
North-Central	6.2%	7.8%
South-Central	6.0%	12.5%
Northwest	0.5%	0.5%

	100.0%	100.0%

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 4. Borrowings

Our debt obligations consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Fixed rate private secured notes due December 2013	$304	$—
Floating rate private secured loans due December 2013	168	—
Fixed rate non-amortizing secured notes due December 2013	524	—
Floating rate non-amortizing secured notes due December 2013	4	—
Unsecured public debt due August 2012	11	548
ACAS Business Loan Trust 2004-1 asset securitization	115	170
ACAS Business Loan Trust 2005-1 asset securitization	472	696
ACAS Business Loan Trust 2006-1 asset securitization	274	377
ACAS Business Loan Trust 2007-1 asset securitization	208	294
ACAS Business Loan Trust 2007-2 asset securitization	179	255
Unsecured revolving credit facility	—	1,388
Unsecured private debt due September 2009	—	84
Unsecured private debt due August 2010	—	134
Unsecured private debt due February 2011	—	26
Unsecured private debt due September 2011	—	95
Unsecured private debt due October 2020	—	75

Total	$2,259	$4,142

The daily weighted average debt balance for the years ended December 31, 2010 and 2009 was $3,275 million and $4,307 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2010 and 2009 was 5.4% and 5.9%, respectively.

As of December 31, 2010 and 2009, the aggregate fair value of the above borrowings was $2,208 million and $3,929 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Unsecured Credit Agreements Prior to Refinancing Transaction

The following is a summary of our unsecured credit agreements that were refinanced on June 28, 2010 as discussed further below.

Unsecured Revolving Credit Facility—Pursuant to an amended and restated unsecured revolving credit facility, we had a revolving credit facility with a commitment size of $1,409 million that was scheduled to be reduced to $1,252 million on December 31, 2009. Interest on borrowings under this facility was charged at either (i) the applicable index rate and the applicable percentage at such time based on our unsecured debt rating, or

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

(ii) the greater of the prime rate in effect on such day or the federal funds effective rate in effect on such day plus 0.50%. To the extent that our unsecured debt rating decreased, the applicable spread over the applicable index rate and applicable base rate would both increase by 0.50% for each rating decrease to a maximum spread of 4.75% and 3.75%, respectively. The agreement contained various covenants, including maintaining a minimum consolidated tangible net worth, asset coverage ratio and interest coverage ratio. The agreement also contained cross-default provisions and a default triggered if we failed to maintain a minimum unsecured debt rating.

As of December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenant. On March 5, 2009, the administrative agent under the facility sent a notice of such events of default to us. Pursuant to the terms of the facility, the applicable spread on any borrowings outstanding increased by 2.00% as a result of the events of default. Also, due to the events of default, all LIBOR borrowings outstanding were automatically converted into base rate loans from index rate loans. As a result of rating agency downgrades in 2009, the applicable spread over the applicable base rate increased from 2.25% to 3.75%.

Unsecured Private Debt—From 2004 through 2006, we had entered into several note purchase agreements to issue unsecured notes to accredited institutional investors in several private placement offerings. Pursuant to the note purchase agreements, the unsecured notes initially bore interest at fixed rates ranging from 5.177% to 6.923% and had maturity dates ranging from September 2009 through October 2020 with no scheduled principal amortization. The note purchase agreements contained various covenants, including covenants that required us to maintain a minimum asset coverage ratio, an available debt asset coverage ratio, a minimum consolidated tangible net worth, and a minimum interest coverage ratio. Each agreement also contained cross-default provisions. During an event of default, holders of 50% of the outstanding principal balance of each series of notes could declare all amounts due under the notes then outstanding immediately due and payable, which would include (i) the outstanding principal of the notes, (ii) all accrued but unpaid interest, and (iii) a make-whole interest payment. The make-whole interest payment would generally be calculated as the excess of the then outstanding principal of the notes over the present value of the remaining originally scheduled principal and interest payments.

As of December 31, 2008, we were not in compliance with the minimum consolidated tangible net worth covenants, the available debt asset coverage covenants or the asset coverage covenants for these notes. On March 9, 2009, a steering committee of the noteholders sent a notice of such events of default to us. On August 29, 2009, the noteholders declared the unpaid principal amount of the notes outstanding, plus all accrued and unpaid interest and respective make-whole interest payment for each series, if any, immediately due and payable. As a result of the event of default, a default rate equal to the greater of 2.00% above the stated rate for each series or 2.00% over the prime rate was applied on all overdue amounts. On September 9, 2009, we entered into forbearance agreements with the noteholders, under which the noteholders agreed to, among other things, forbear exercising certain rights and remedies, and we agreed to pay all accrued and unpaid interest due under the notes and add to the outstanding principal balances of certain of the notes a $22 million make-whole interest payment, which is included in interest expense in the accompanying consolidated statements of operations.

Unsecured Public Debt—In July 2007, we completed a public offering of $550 million of senior unsecured notes for proceeds of $547 million, net of underwriters’ discounts. The notes had an initial interest rate of 6.85% and a maturity date of August 2012. If the ratings of the notes from at least two of the rating agencies decreased to certain specified ratings, the initial interest rate of 6.85% would increase at specified intervals for each rating downgrade up to a maximum total interest rate of 8.85%. The notes could be redeemed by us in whole or in part, together with an interest premium, as stipulated in the note agreement. The indenture contained various covenants, including a covenant that required us to maintain an asset coverage ratio, as defined in the 1940 Act, of at least 200%.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

As of December 31, 2008, we were not in compliance with the asset coverage covenant for these notes. On March 3, 2009, we received notices of an event of default from the indenture trustee and steering committee of certain noteholders. Also, as a result of ratings downgrades during 2009, the initial interest rate increased from 6.85% to the maximum rate of 8.85%.

Refinancing Transaction

On June 28, 2010, we refinanced our unsecured revolving line of credit facility and accepted and closed private exchange offers for our public and private unsecured notes, reducing our debt by $1,030 million as of that date. The transaction covered $2.3 billion of outstanding unsecured indebtedness as of that date and involved conversion of the line of credit into a term loan facility and the exchange or repayment of outstanding public and private unsecured notes. Under the terms of the refinancing, lenders and noteholders had the option of receiving either cash or new secured debt, in each case in the full principal amount of their pre-transaction debt. Lenders and noteholders that held $1,030 million of debt selected or otherwise received 100% cash for their debt, while lenders and noteholders holding $1,307 million of debt, 56% of pre-transaction debt, elected to receive new secured loans or notes of various series.

Effective upon closing the refinancing, we had $2,924 million of debt, including $1,307 million of secured debt, $11 million of unsecured debt and $1,606 million of securitized debt. As of December 31, 2010, we had $2,259 million of debt, including $999.9 million of secured debt, $11 million of unsecured debt and $1,248 million of securitized debt.

Unsecured Revolving Credit Facility—On June 28, 2010, we amended and restated the credit agreement (“Amended and Restated Credit Agreement”) for our $1.4 billion unsecured revolving credit facility pursuant to which $680 million of our outstanding loans were repaid in cash, and our remaining loans were converted into (i) $277 million of new floating rate secured loans under the Amended and Restated Credit Agreement (“Floating Rate Private Secured Loans”) and (ii) $430 million of new fixed rate secured notes (“Fixed Rate Private Secured Notes”) issued under a new indenture (the “Indenture,” and together with the Amended and Restated Credit Agreement, the “New Debt Agreements”). We also paid a fee of $14 million, or 2% of the principal balance of the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes, to the holders of such debt.

Unsecured Private Debt—On June 28, 2010, we completed an exchange transaction with the noteholders of $336 million of our unsecured private notes for (i) an aggregate cash payment of $264 million, (ii) $72 million of Fixed Rate Private Secured Notes, and (iii) a fee of $1 million representing 2% of the principal balance of the Fixed Rate Private Secured Notes. We also repaid in full our remaining unsecured private notes due 2020 for $75 million.

Unsecured Public Debt—On June 28, 2010, we completed an exchange transaction with the noteholders of $539 million of our unsecured public notes for (i) an aggregate cash payment of $11 million, (ii) $4 million of new call-protected floating rate secured notes (“Floating Rate Non-Amortizing Secured Notes”) and $524 million of new call-protected fixed rate secured notes (“Fixed Rate Non-Amortizing Secured Notes,” and collectively with the Floating Rate Non-Amortizing Secured Notes, the “Secured Non-Amortizing Notes”) issued under the Indenture, and (iii) a fee of $11 million representing 2% of the principal balance of the Secured Non-Amortizing Notes. The remaining $11 million of the original $550 million of unsecured public notes were amended on June 28, 2010 pursuant to a Second Supplemental Indenture to the indenture for the notes to remove substantially all material affirmative and negative covenants, other than the covenant to pay principal and interest on such notes, and to remove certain events of default. All other terms of such notes remain unchanged.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

The exchange transactions discussed above are accounted for as a modification of debt in accordance with FASB ASC Subtopic 470-50, Modifications and Extinguishments. Accordingly, the aggregate fees of $26 million paid at closing to the lenders and noteholders were capitalized and are amortized into interest expense over the life of the notes and loans using the effective interest method, while fees paid to other third-party advisors were expensed as incurred. As a result, we recognized $21 million and $20 million of debt refinancing costs during the years ended December 31, 2010 and 2009, respectively, consisting of fees paid to third-party advisors and the write-off of a portion of the existing unamortized deferred financing costs attributable to the unsecured debt that was repaid in cash.

Maturity Date and Optional Redemption—The Floating Rate Private Secured Loans, Fixed Rate Private Secured Notes and Secured Non-Amortizing Notes (collectively, the “New Secured Debt”) have a final maturity date of December 31, 2013, unless earlier repaid. Prior to August 1, 2012, the Secured Non-Amortizing Notes may be redeemed at our option in whole or in part from time to time at a price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest to the date of redemption, but without payment of any premium, with Realized Proceeds (as defined in the New Debt Agreements) so long as there are no Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes outstanding. In addition, the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes may be repaid prior to maturity at our option in whole or in part from time to time at a price equal to 100% of the principal amount repaid, plus accrued and unpaid interest to the payment date. Prior to August 1, 2012, the Secured Non-Amortizing Notes may be redeemed at our option in whole or in part from time to time (so long as the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are no longer outstanding) at a price equal to accrued and unpaid interest on the principal amount being redeemed plus the greater of (i) 100% of the principal amount being redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the principal amount being redeemed discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the Indenture for the Secured Non-Amortizing Notes), plus 30 basis points.

Scheduled Amortization—The following table sets forth the aggregate scheduled amortization (“Aggregate Scheduled Amortization Amounts”) on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes as of December 31, 2010. The Secured Non-Amortizing Notes are not subject to amortization or other mandatory redemptions. Under the terms of the New Debt Agreements, we may defer payment of up to $200 million of the Aggregate Scheduled Amortization Amounts prior to June 30, 2013, which payment deferral is reflected in the table below.

Date	Aggregate Scheduled Amortization
June 30, 2013	$313 million
Final Maturity	Outstanding Balance

The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory redemptions including (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) an applicable prepayment percentage of any Realized Proceeds, and (iv) an applicable prepayment percentage of Excess Cash Flow (as defined in the New Debt Agreements). However, we are entitled to retain the first $580 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The applicable prepayment percentage is 50% if the aggregate outstanding principal amount of the New Secured Debt is greater than or equal to $950 million and

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

25% if it is less than $950 million. As of February 28, 2011, the aggregate outstanding principal amount of the New Secured Debt was below $950 million. Any above mandatory or optional redemptions will be applied to the payment of the Aggregate Scheduled Amortization Amounts in direct order of maturity.

Interest—The Floating Rate Private Secured Loans and Floating Rate Non-Amortizing Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion. During the year ended December 31, 2010, we made optional prepayments totaling $307 million on the New Secured Debt thereby reducing the aggregate outstanding amount to below $1 billion and the Applicable Percentage to 5.50%. As of December 31, 2010, the aggregate principal outstanding amount of the New Secured Debt was $999.9 million.

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

Date	Aggregate Penalty Amortization
December 31, 2012	$163 million
June 30, 2013	$309 million
Final Maturity	Outstanding Balance

The following table sets forth the interest rates on our outstanding secured borrowing arrangements as of December 31, 2010:

Facility	Interest Rate
Fixed rate private secured notes due December 2013	7.96%
Floating rate private secured loans due December 2013	7.50%
Fixed rate non-amortizing secured notes due December 2013	7.96%
Floating rate non-amortizing secured notes due December 2013	7.50%

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

Covenants—The financial covenants under the New Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. We are also subject to additional covenants under the New Debt Agreements. As of December 31, 2010, we were in compliance with all of the covenants under the New Debt Agreements.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Securitizations

As of December 31, 2010 and 2009, we were in compliance with all of the covenants for our asset securitizations.

In August 2007, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-2 (“BLT 2007-2”), an indirect consolidated subsidiary, issued $300.5 million Class A notes, $37.5 million Class B notes and $162 million of Class C through Class F notes (collectively, the “2007-2 Notes”). The Class A notes and Class B notes were sold to institutional investors and all of the Class C through Class F notes were retained by us. The 2007-2 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-2. Through February 2008, BLT 2007-2 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-2 Notes. After such time, principal payments on the 2007-2 Notes will generally be applied pro rata to each class of 2007-2 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes, the Class E notes and the Class F notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes and Class F notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2010 and 2009, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 40 basis points, the Class B notes have an interest rate of three-month LIBOR plus 100 basis points, the Class C notes have an interest rate of three-month LIBOR plus 125 basis points, the Class D notes have an interest rate of three-month LIBOR plus 300 basis points and the Class E and Class F notes retained by us do not have an interest rate. The 2007-2 Notes are secured by loans and assets from our portfolio companies with a principal balance of $329 million as of December 31, 2010. The 2007-2 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In April 2007, we completed a $600 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2007-1 (“BLT 2007-1”), an indirect consolidated subsidiary, issued $351 million Class A notes, $45 million Class B notes, $81 million Class C notes, $45 million Class D notes and $78 million Class E notes (collectively, the “2007-1 Notes”). The Class A notes, Class B notes, Class C notes and $15 million of the Class D notes were sold to institutional investors and $30 million of the Class D notes and all the Class E notes were retained by us. The 2007-1 Notes are secured by loans originated or acquired by us and sold to our wholly-owned consolidated subsidiary, BLT 2007-1. Through November 2007, BLT 2007-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2007-1 Notes. After such time, principal payments on the 2007-1 Notes are generally applied pro rata to each class of 2007-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $300 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2010 and 2009, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

of three-month LIBOR plus 14 basis points, the Class B notes have an interest rate of three-month LIBOR plus 31 basis points, the Class C notes have an interest rate of three-month LIBOR plus 85 basis points, the Class D notes have an interest rate of three-month LIBOR plus 185 basis points and the Class E notes retained by us do not have an interest rate. The 2007-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $315 million as of December 31, 2010. The 2007-1 Notes contain customary default provisions and mature in August 2019 unless redeemed or repaid prior to such date. In February 2009, we repurchased $20 million of Class B notes issued by BLT 2007-1 for $3 million. As a result of this purchase, we recognized a $17 million gain in 2009, which is recorded in net gain on debt extinguishment in the accompanying consolidated statements of operations.

In July 2006, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2006-1 (“BLT 2006-1”), an indirect consolidated subsidiary, issued $291 million Class A notes, $37 million Class B notes, $73 million Class C notes, $35 million Class D notes and $64 million Class E notes (collectively, the “2006-1 Notes”). The Class A notes, Class B notes, Class C notes and Class D notes were sold to institutional investors and the Class E notes were retained by us. The 2006-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2006-1. Through August 2009, BLT 2006-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2006-1 Notes. After such time, principal payments on the 2006-1 Notes will generally be applied pro rata to each class of 2006-1 Notes outstanding until the aggregate outstanding principal balance of the loan pool is less than $250 million or the occurrence of certain other events. Payments will then be applied sequentially to the Class A notes, the Class B notes, the Class C notes, the Class D notes and the Class E notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes, Class C notes and Class D notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2010 and 2009, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 23 basis points, the Class B notes have an interest rate of three-month LIBOR plus 36 basis points, the Class C notes have an interest rate of three-month LIBOR plus 65 basis points and the Class D notes have an interest rate of three-month LIBOR plus 125 basis points. The 2006-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $338 million as of December 31, 2010. The 2006-1 Notes contain customary default provisions and mature in November 2019 unless redeemed or repaid prior to such date.

In October 2005, we completed a $1,000 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2005-1 (“BLT 2005-1”), an indirect consolidated subsidiary, issued $435 million Class A-1 notes, $150 million Class A-2A notes, $50 million Class A-2B notes, $50 million Class B notes, $145 million Class C notes, $90 million Class D notes and $80 million Class E notes (collectively, the “2005-1 Notes”). The Class A-1 notes, Class A-2A notes, Class A-2B notes, Class B notes and Class C notes were issued to institutional investors and the Class D notes and Class E notes were retained by us. The 2005-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2005-1. Through January 2009, BLT 2005-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2005-1 Notes. After such time, principal payments on the 2005-1 Notes will be applied first to the Class A-1 notes, Class A-2A notes and Class A-2B notes, next to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes and Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

to the principal balance of the defaulted loan collateral. As of December 31, 2010 and 2009, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A-1 notes have an interest rate of three-month LIBOR plus 25 basis points, the Class A-2A notes have an interest rate of three-month LIBOR plus 20 basis points, the Class A-2B notes have an interest rate of three-month LIBOR plus 35 basis points, the Class B notes have an interest rate of three-month LIBOR plus 40 basis points, and the Class C notes have an interest rate of three-month LIBOR plus 85 basis points. The 2005-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $642 million as of December 31, 2010. The 2005-1 Notes contain customary default provisions and mature in July 2019 unless redeemed or repaid prior to such date.

In December 2004, we completed a $500 million asset securitization. In connection with the transaction, ACAS Business Loan Trust 2004-1 (“BLT 2004-1”), an indirect consolidated subsidiary, issued $302 million Class A notes, $34 million Class B notes, $74 million Class C notes, $50 million Class D notes, and $40 million Class E notes (collectively, the “2004-1 Notes”). The Class A notes, Class B notes, and Class C notes were issued to institutional investors and the Class D and Class E notes were retained by us. The 2004-1 Notes are secured by loans originated or acquired by us and sold to a wholly-owned consolidated subsidiary, which in turn sold such loans to BLT 2004-1. Through January 2007, BLT 2004-1 could have also generally used principal collections from the underlying loan pool to purchase additional loans to secure the 2004-1 Notes. After such time, payments are first applied to the Class A notes, then to the Class B notes and then to the Class C notes. However, if any loan collateral in the trust becomes a defaulted loan, as defined in the indenture, all interest and principal collections that would be applied to the Class D notes and Class E notes are applied sequentially to pay the principal on the Class A notes, Class B notes and Class C notes in an amount equal to the principal balance of the defaulted loan collateral. As of December 31, 2010 and 2009, there was defaulted loan collateral in the trust and therefore all interest and principal collections were being applied sequentially to pay down the principal of the notes as outlined above. Subject to continuing compliance with certain conditions, we will remain as servicer of the loans. The Class A notes have an interest rate of three-month LIBOR plus 32 basis points, the Class B notes have an interest rate of three-month LIBOR plus 50 basis points, and the Class C notes have an interest rate three-month LIBOR plus 100 basis points. The 2004-1 Notes are secured by loans and assets from our portfolio companies with a principal balance of $206 million as of December 31, 2010. The 2004-1 Notes contain customary default provisions and mature in October 2017 unless redeemed or repaid prior to such date.

Future Debt Maturities

The maturities of our debt obligations as of December 31, 2010 were as follows:

2011	$357
2012	439
2013	1,301
2014	162
2015	—
Thereafter	—

Total	$2,259

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 5. Stock Options

We have stock option plans which provide for the granting of options to employees and non-employee directors to purchase shares of common stock at a price of not less than the fair market value of the common stock on the date of grant. Stock options granted under these plans vest over either a three or five year period and may be exercised for a period of no more than ten years from the date of grant. Options granted under these plans may be either incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options. As of December 31, 2010, there are 30.0 million shares available to be granted under the employee stock option plans.

Our shareholders approved non-employee director plans in 1998, 2000, 2006, 2007, 2008, 2009 and 2010 and we subsequently received orders from the SEC authorizing such plans (other than for the 2010 plan, which authorization is pending). Stock options granted under the non-employee director plans are non-qualified stock options that vest over a three year period and may be exercised for a period of no more than ten years from the date of grant. As of December 31, 2010, there are 1.4 million shares available to be granted under the non-employee director stock option plans.

In connection with our special dividend of cash and common stock in August 2009 (see Note 13), the Compensation Committee of our Board of Directors adjusted our stock options that were issued and outstanding prior to June 18, 2009, the ex-dividend date for the special dividend. The stock options were adjusted by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with the safe harbor provisions of Section 409A of the Code, such that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The anti-dilution adjustment resulted in a decrease in the weighted average exercise price from $25.45 per share to $19.60 per share and an increase in the aggregate number of shares issuable upon exercise of such stock options by 10.2 million shares. Since our stock option plans permit, but do not require, anti-dilution modifications, ASC 718 requires a comparison of the fair value of each award immediately prior to and after the date of modification, based on the pertinent facts and circumstances on the modification date. The excess fair value represents incremental compensation cost to be recognized immediately for vested stock options and over the remaining vesting period for unvested stock options. This comparison resulted in an aggregate incremental compensation cost of $6 million despite the fact that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the modification. Of the additional incremental compensation cost of $6 million, $1 million related to vested stock options that was recorded during the year ended December 31, 2009 and the remainder will be amortized over the remaining vesting period.

In December 2009, we completed a tender offer for certain eligible outstanding employee stock options. Pursuant to the tender offer, we offered employees a cash payment for the voluntary cancellation of certain eligible outstanding employee stock options. Eligible stock options subject to the tender offer were awards (i) granted prior to March 30, 2008, (ii) that had an exercise price that equaled or exceeded $16.00 per share and (iii) that were outstanding and unexercised as of the December 28, 2009. For each tendered stock option, non-executive officer employees received a cash payment of $0.05 per eligible stock option and executive officer employees received $0.01 per eligible stock option. Employees electing to participate in the tender offer were required to exchange all of their eligible stock options. As a result of the tender offer, 21.7 million eligible stock options were tendered for a total cash payment of $0.6 million. Pursuant to ASC 718, the amount of any cash to purchase an equity award is charged to equity to the extent the amount paid does not exceed the fair value of the

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

equity award repurchased as of the repurchase date, and any unrecognized compensation cost measured at the original grant date for unvested equity awards expected to vest is accelerated and recognized immediately in earnings. Of the tendered eligible stock options that were vested or expected to vest as of the repurchase date, the fair value of the awards on the tender offer date exceeded the tender offer purchase price and therefore the cash payment of approximately $0.6 million was recorded as a reduction to shareholders’ equity. Unrecognized compensation cost of approximately $21 million, for the tendered unvested eligible stock options that were expected to vest as of the purchase date, was accelerated and recorded as compensation expense for the year ended December 31, 2009 in salaries, benefits and stock-based compensation in the accompanying consolidated statements of operations. For the tendered unvested eligible stock options that were not expected to vest as of the purchase date, the cash payment of approximately $0.1 million was recorded as compensation expense for the year ended December 31, 2009 in salaries, benefits and stock-based compensation in the accompanying consolidated statements of operations and approximately $1.4 million of unrecognized compensation costs were written off to shareholders’ equity.

Fair Value Disclosures

The following table reflects the weighted average fair value per option granted during the years ended December 31, 2010, 2009 and 2008, as well as the weighted average assumptions used in determining those fair values using a Black-Scholes pricing model.

	2010	2009	2008
Options granted (in millions)	17.7	17.0	6.1
Fair value per option on grant date	$2.07	$1.41	$1.75
Expected dividend yield	6.2%	9.3%	15.4%
Expected volatility	64%	76%	40%
Estimated annual forfeiture rate	6.7%	6.5%	6.3%
Risk-free interest rate	2.2%	2.4%	3.4%
Expected life (years)	6.8	6.9	7.2

Stock Option Activity

A summary of the activity of our stock option plans as of and for the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	26.2	$9.35
Granted	17.7	$5.68
Exercised	(1.5)	$3.59
Cancelled and expired	(2.6)	$21.09

Options outstanding, end of year	39.8	$7.18

Options exercisable, end of year	7.9	$11.93

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

The following table summarizes information about our stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Exercisable	Weighted Average Remaining Contractual life	Weighted Average Exercise Price
$0.94 to $5.00	18.1	8.3	$3.73	4.6	8.3	$3.75
$5.01 to $10.00	15.9	9.6	$5.93	0.2	8.4	$6.15
$10.01 to $15.00	0.1	3.9	$13.33	0.1	3.1	$13.69
$15.01 to $20.00	4.3	7.5	$16.72	1.8	7.4	$16.74
$20.01 to $49.63	1.4	6.0	$36.11	1.2	5.8	$37.66

	39.8	8.6	$7.18	7.9	7.7	$11.93

As of December 31, 2010, the total compensation cost related to non-vested stock option awards not yet recognized was $45 million with a weighted average period to be recognized of 3.6 years. As of December 31, 2010, the intrinsic value for stock options outstanding and exercisable was $95 million and $18 million, respectively.

For the years ended December 31, 2010, 2009 and 2008, we recorded stock-based compensation expense attributable to our stock options of $14 million, $44 million and $21 million, respectively. For the years ended December 31, 2010 and 2008, the intrinsic value of stock options exercised were $5 million and $1 million, respectively. There were no stock options exercised during the year ended December 31, 2009.

Note 6. Deferred Compensation Plan

We have a non-qualified deferred compensation plan (the “Deferred Plan”) for the purpose of granting bonus awards to our employees. The Compensation Committee of the Board of Directors is the administrator of the Deferred Plan. The Deferred Plan is funded through a trust (the “Trust”) which is administered by a third-party trustee. The Compensation Committee determines cash bonus awards to be granted under the Deferred Plan and the terms of such awards, including vesting schedules. The cash bonus awards are invested by the Trust in our common stock by purchasing shares on the open market. Awards vest contingent on the employee’s continued employment and the achievement of performance goals, if any, as determined by the Compensation Committee. The Trust provides certain protections of its assets from events other than claims against our assets in the case of bankruptcy. The assets and liabilities of the Trust are consolidated in the accompanying consolidated financial statements. Shares of our common stock held by the Trust are accounted for as treasury stock in the accompanying consolidated balance sheets.

The Deferred Plan does not permit diversification and the cash bonus awards must be settled by the delivery of a fixed number of shares of our common stock. The awards under the Deferred Plan are accounted for as grants of unvested stock. We record stock-based compensation expense based on the fair market value of our stock on the date of grant. The compensation cost for awards with service conditions is recognized using the straight-line attribution method over the requisite service period. The compensation cost for bonus awards with performance and service conditions is recognized using the accelerated attribution method over the requisite service period. During the year ended December 31, 2010, there were no grants under the Deferred Plan. During the year ended December 31, 2009, we granted awards to employees totaling $4 million, which was fully funded by reallocating 1.3 million forfeited shares held by the Trust. During the year ended December 31, 2008, we

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

granted awards to employees totaling $52 million and contributed $44 million of cash to the Trust to acquire 3.2 million shares of our common stock on the open market and 0.4 million forfeited shares were reallocated to plan participants to fund a portion of the awards. During the years ended December 31, 2010, 2009 and 2008, we recorded stock-based compensation expense of $28 million, $42 million and $60 million, respectively, attributable to the Deferred Plan. As of December 31, 2010, the total compensation cost related to non-vested bonus awards not yet recognized was $38 million with a weighted average period to be recognized of 2.0 years. We calculated the compensation expense recognized during the years ended December 31, 2010, 2009 and 2008 using an estimated annual forfeiture rate of 6.7%, 6.5% and 6.3%, respectively.

A summary of the bonus awards under the Deferred Plan as of and for the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	5.4	$21.55
Vested	(1.5)	$25.14
Cancelled	(0.2)	$21.43

Non-vested, end of year	3.7	$20.05

As of December 31, 2010, there were 1.4 million additional non-vested shares of our common stock in the Trust as a result of dividend payments. As of December 31, 2010, there were 3.0 million shares of our common stock in the Trust that were vested but not yet distributed to the employees.

Note 7. Net Operating Income and Net Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net operating income and net earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Numerator for basic and diluted net operating income per share	$204	$135	$493

Numerator for basic and diluted net earnings (loss) per share	$998	$(910)	$(3,115)

Denominator for basic weighted average shares	325.9	241.1	203.7
Employee stock options and shares purchased by the Trust	5.0	—	—

Denominator for diluted weighted average shares	330.9	241.1	203.7

Basic net operating income per common share	$0.63	$0.56	$2.42
Diluted net operating income per common share	$0.62	$0.56	$2.42
Basic net earnings (loss) per common share	$3.06	$(3.77)	$(15.29)
Diluted net earnings (loss) per common share	$3.02	$(3.77)	$(15.29)

In accordance with the provisions of FASB ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.

During the year ended December 31, 2009, we paid a dividend consisting of cash and common stock. The common stock issued for the dividend does not qualify for accounting treatment as a stock dividend as that term

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

is defined within FASB ASC 505-20, Equity, Stock Dividends and Stock Splits, and therefore the number of common shares outstanding, earnings per share and NAV per share results for prior periods will not be restated.

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested Trust shares and contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is net earnings (loss). As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in computing basic EPS, even if we have positive net operating income. Therefore, basic EPS and diluted EPS are computed using the same number of weighted average shares for the years ended December 31, 2009 and 2008 as we incurred a net loss for those periods. For the year ended December 31, 2010, 5.0 million stock options and unvested Trust shares were included in our diluted weighted average shares outstanding.

Stock options, unvested Trust shares and contingently issuable shares of 21.7 million, 56.3 million and 30.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, were not included in the computation of diluted EPS either because the respective exercise prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive.

Note 8. Geographic Data

The following table presents operating income and assets as of and for the years ended December 31, 2010, 2009 and 2008 and by geographic location. The geographic location of a portfolio company investment is determined by the location of the corporate headquarters of the portfolio company.

	2010	2009	2008
Operating income
United States	$572	$667	$955
International	28	30	96

Total operating income	$600	$697	$1,051

Assets
United States	$5,280	$6,218	$7,271
International	804	454	639

Total assets	$6,084	$6,672	$7,910

Note 9. Commitments

As of December 31, 2010, we had commitments under loan and financing agreements to fund up to $188 million to 34 portfolio companies, with $25 million of the commitments related to an undrawn revolving credit facility for European Capital (see Note 16). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

In the normal course of business, we enter into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. We have had no prior claims or payments pursuant to such agreements. Our maximum potential exposure under these arrangements is not estimable, as this would involve future claims that may be made against us that have not yet occurred. However, based on our experience, we expect the risk of loss to be remote.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next fifteen years and contain provisions for certain annual rental escalations. Rent expense for operating leases for the years ended December 31, 2010, 2009 and 2008 was $11 million, $15 million and $15 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010, net of any receipts under non-cancelable subleases, were as follows:

2011	$20
2012	18
2013	14
2014	15
2015	17
Thereafter	82

Total	$166

Note 10. Corporate Restructuring Costs

To better align our organization and cost structure with current economic conditions, we conducted strategic reviews of our business in 2008 and 2009 which resulted in the closing of several offices and the elimination of certain functions at other offices. As a result, we have recorded corporate restructuring charges for both severance and related employee costs and excess office facilities costs of $6 million, $21 million and $15 million for the years ended December 31, 2010, 2009 and 2008, respectively. The severance and related costs are included in salaries, benefits and stock-based compensation and the excess office facilities costs are included in general and administrative in our consolidated statements of operations. The liability for employee severance costs and excess office facilities is included in other liabilities in our consolidated balance sheets as of December 31, 2010 and 2009.

In determining our liability related to excess office facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to the liability. Our remaining liability of $13 million as of December 31, 2010 related to excess office facilities represents gross lease commitments with agreements expiring at various dates through 2016 of approximately $42 million, net of committed and estimated sublease income of approximately $25 million and a present value factor of $4 million. We have entered into signed sublease arrangements for approximately $13 million, with the remaining $12 million based on estimated future sublease income.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

The following table summarizes the restructuring accrual activity during the years ended December 31, 2010 and 2009:

	Severance	Excess Office Facilities	Total
Balance, December 31, 2009	$7	$13	$20
Restructuring charges	—	6	6
Cash payments	(7)	(6)	(13)
Accretion of net present value	—	1	1

Balance, December 31, 2010	$—	$14	$14

	Severance	Excess Office Facilities	Total
Balance, December 31, 2008	$7	$5	$12
Restructuring charges	9	12	21
Cash payments	(9)	(5)	(14)
Accretion of net present value	—	1	1

Balance, December 31, 2009	$7	$13	$20

Note 11. Shareholders’ Equity

Our common stock activity for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Common stock outstanding at beginning of period	280.9	204.7
Issuance of common stock	58.3	—
Issuance of common stock in conjunction with acquisition of European Capital (see Note 16)	—	11.5
Issuance of common stock in conjunction with a special dividend (see Note 13)	—	64.2
Issuance of common stock under stock option plans	1.5	—
Foreclosure of stock option loans	—	(1.1)
Distribution of common stock held in deferred compensation trusts	1.7	1.6

Common stock outstanding at end of period	342.4	280.9

In April 2010, we completed a registered direct offering of 58.3 million shares of our common stock to a group of institutional investors at a price of $5.06 per share. Upon completion of the offering, we received gross proceeds of approximately $295 million.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Distributions in Excess of Net Realized Earnings

As of December 31, 2010 and 2009, our distributions in excess of net realized earnings determined in accordance with GAAP as reflected on our consolidated balance sheets are shown below. The amounts reflect reclassifications between distributions in excess of net realized losses and distributions in excess of net operating income for classification differences between GAAP and tax as it relates to what is characterized as net operating income for GAAP compared to ordinary income for tax and what is characterized as net realized gains or losses for GAAP compared to net long-term capital gains or losses for tax.

	2010	2009
Distributions in excess of net operating income	$(611)	$(517)
Distributions in excess of net realized losses	(525)	(192)

Distributions in excess of net realized earnings	$(1,136)	$(709)

Note 12. Derivative Agreements

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

We record the accrual of periodic interest settlements of interest rate swap agreements in net unrealized appreciation or depreciation of investments and subsequently record the cash payments as a net realized gain or loss on investments on the interest settlement date and are classified under investing activities in our consolidated statements of cash flows. Cash payments received or paid for the termination of an interest rate derivative agreement are recorded as a realized gain or loss upon termination in our consolidated statements of operations and are classified under investing activities in our consolidated statements of cash flows.

During the years ended December 31, 2010 and 2009, we recorded $11 million and $31 million of net unrealized appreciation, respectively, and during the year ended December 31, 2008, we recorded $70 million of net unrealized depreciation from interest rate and foreign exchange swap agreements in the financial statement line item derivative and option agreements and other in our consolidated statements of operations

During the years ended December 31, 2010, 2009 and 2008, we recorded $61 million, $58 million and $31 million, respectively, of net realized loss in the financial statement line item derivative and option agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

During the years ended December 31, 2010, 2009 and 2008, cash termination payments totaling $14 million, $4 million and $9 million, respectively, were made to settle interest rate swap agreements that were terminated prior to maturity, which are recorded as a net realized loss in the financial statement line item derivative and options agreements in our consolidated statements of operations.

As of December 31, 2009, the counterparties under certain of our interest rate swap and foreign exchange agreements had the right to declare an early termination event primarily due to the then outstanding defaults under our primary unsecured debt arrangements which triggered certain cross-default and cross-acceleration events of default under certain of our interest rate swap and foreign exchange agreements, which had a fair value of $36 million and a termination liability of $45 million as of December 31, 2009. As discussed in Note 4, on June 28, 2010, we completed a refinancing of all of our primary unsecured arrangements and obtained a waiver from our respective creditors of such defaults. In addition, in connection with our refinancing transaction, we granted to the counterparties under these interest rate swap and foreign exchange agreements a first priority lien (subject to certain permitted liens) on substantially all of our existing and hereafter acquired unencumbered assets pari passu with the New Secured Debt, so long as the New Secured Debt is outstanding. As of December 31, 2010, we were not in default under any of our interest rate swap or foreign exchange agreements.

Credit Risk-Related Contingent Features

Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Derivatives under these agreements in a liability position had a GAAP fair value liability of $38 million as of December 31, 2010. While none of our counterparties had the right to elect to terminate their transactions with us as a result of this provision as of December 31, 2010, the termination liability would have been $44 million as of such date. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our interest rate swap agreements also contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. Derivatives under these agreements in a liability position had a GAAP fair value liability of $13 million as of December 31, 2010. While none of our counterparties had the right to elect to terminate their transactions with us as a result of this provision as of December 31, 2010, the termination liability would have been $15 million as of such date. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

We have agreed to guarantee the payment of (i) any swap breakage costs related to the interest rate swap agreements held by our asset securitization trusts prior to the occurrence of an event of default under the respective asset securitizations, and (ii) any such swap breakage costs in excess of $500,000 after the occurrence of an event of default under such asset securitizations. Derivatives under these agreements in a liability position had a GAAP fair value liability of $52 million as of December 31, 2010 and are included in our consolidated balance sheets. If such interest rate swap agreements could have been terminated early in accordance with their terms as of December 31, 2010, the aggregate termination liability would have been $56 million as of December 31, 2010. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 13. Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income based on our tax fiscal year which ends on September 30. Ordinary taxable income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its taxable ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions.” As permitted by the Code, a RIC can designate dividends paid in the subsequent tax fiscal year as dividends of current year ordinary income and net long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax fiscal year. We have distributed, or intend to distribute, sufficient dividends to eliminate taxable income, if any, for all of our tax fiscal years. However, we may choose not to distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to income tax on such undistributed amounts. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax fiscal year, we would be subject to income tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Also, a RIC may elect to retain its net long-term capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax of 35% on the net long-term capital gains for the benefit of its shareholders. Shareholders would then report their share of the retained net long-term capital gains on their income tax returns as if it had been received and report a tax credit for the tax paid on their behalf by the RIC. Shareholders then add the amount of the “deemed distribution,” net of such tax, to the basis of their shares.

We have distributed all of our taxable ordinary income for all of our tax fiscal years through September 30, 2009. For our tax fiscal year ended September 30, 2010, we expect to have a taxable ordinary loss. Our ordinary taxable income and net long-term capital gains comprise our investment company taxable income which differs from net income as defined by GAAP due primarily to temporary and permanent differences in interest and dividend income recognition, stock-based compensation and other expense recognition, and unrealized appreciation or depreciation of investments. In addition, there are classification differences between GAAP and tax as it relates to what is characterized as net operating income for GAAP compared to ordinary taxable income for tax and what is characterized as net realized gains or losses for GAAP compared to net long-term capital gains or losses for tax. These characterization differences between GAAP and tax include the characterization of realized losses for loans, interest receivable write-offs for uncollectible accounts, periodic interest settlements under interest rate swap agreements and the holding period of capital investments.

On December 22, 2010, the RIC Modernization Act of 2010 (the “RIC Modernization Act”) was enacted. Under the RIC Modernization Act, beginning with the 2011 excise tax year, we may elect to defer certain ordinary losses incurred from November 1 to December 31 (“Post-October Ordinary Losses”) that arise from the mark-to-market, sale, exchange or other disposition of assets. Post-October Ordinary Losses are treated as having arisen on the first day of the following excise tax year. Also under the RIC Modernization Act, effective with our tax fiscal year ending September 30, 2012, we may elect to defer ordinary losses that arise from January 1 through September 30 (“Post-December Ordinary Losses”). Post-December Ordinary Losses are treated as having arisen on the first day of the following RIC tax year. Also under the RIC Modernization Act, capital losses that arise after its effective date must be used before capital losses generated before its effective date. In addition, any capital loss generated after the effective date of the RIC Modernization Act not used in a current tax year is treated as arising on the first day of the next tax year, effectively allowing an unlimited carryforward of capital losses. Under the RIC Modernization Act, capital losses retain their character as either short-term or long-term. For treatment of capital losses, the RIC Modernization Act will be effective for us in the tax fiscal year ending September 30, 2012.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

For the tax years ended September 30, 2010 and 2009, we incurred net capital losses. As of December 31, 2010, we estimate that we have unused capital loss carryforwards of $594 million available for federal income tax purposes to be applied against future capital gains, if any. The estimate includes an assumed election to defer net capital losses incurred from November 1 through September 30 (“Post-October Capital Losses”) as allowed under federal income tax regulations. Post-October Capital Losses are treated as having arisen on the first day of the following tax year. If not applied, the capital loss carryforwards will expire as follows:

Expiration Date	Amount
September 30, 2017	$1
September 30, 2018	230
September 30, 2019	363

Total	$594

For the tax year ended September 30, 2008, we had a net long-term capital gain of $155 million. We elected to retain such net long-term capital gains by treating them as a “deemed distribution” and paying a federal tax on behalf of our shareholders of $54 million, which is included in taxes on net realized gain on the accompanying consolidated statements of operations.

The Internal Revenue Service (“IRS”) issued Revenue Procedure 2010-12 that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared by December 31, 2012 with respect to a taxable year ending on or before December 31, 2011 and (iii) each shareholder may elect to receive his entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. Future dividends with respect to a taxable year ending on or before December 31, 2011, if any, may be paid in shares of our common stock, subject to the limitations discussed above.

As permitted under a revenue procedure issued by the IRS similar to Revenue Procedure 2010-12, on June 11, 2009, our Board of Directors declared a special dividend to our shareholders of $1.07 per share that was paid on August 7, 2009. Each shareholder could elect to receive the dividend in either cash or in shares of common stock. Because the aggregate amount of the cash elections exceeded 10% of the aggregate dividend amount, the shareholders electing to receive cash received a pro rata cash amount and the remaining portion in shares of common stock. The number of shares of common stock comprising the stock portion was determined based on the volume weighted average price of our stock on The NASDAQ Global Select Market on July 27, July 28 and July 29, 2009. In total, the distribution consisted of $24 million of cash and 67.1 million shares of common stock. Included in the distribution of 67.1 million shares of common stock were 2.9 million shares of common stock distributed to the Trust. The shares of common stock held by the Trust are accounted for as treasury stock in the accompanying consolidated balance sheets. The exact amount of cash and common stock received by each shareholder depended on the shareholder’s election. The special dividend included our remaining 2008 taxable income and all of our 2009 taxable income.

We did not declare a dividend for the fiscal year ended December 31, 2010. We declared dividends of $231 million and $623 million, or $1.07 per share and $3.09 per share for the fiscal years ended December 31, 2009

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

and 2008, respectively. For income tax purposes, our distributions to shareholders for the fiscal year ended December 31, 2009 were composed of taxable ordinary income. For income tax purposes, our distributions to shareholders for the fiscal year ended December 31, 2008 were composed of $2.39 per share of taxable ordinary income and $0.70 per share of net long-term capital gains.

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the calendar years ended December 31, 2010 and 2009, we did not accrue a federal excise tax for those respective excise tax years because we had distributed all of our earnings or did not have taxable income. For the calendar year ended December 31, 2008 and the one-year period ending October 31, 2008, we did not distribute at least 98% of our ordinary income and capital gains and paid the excise tax. For the year ended December 31, 2008, we accrued $14 million of excise tax attributable to our estimated undistributed taxable income, which is included in our benefit (provision) for income taxes on the accompanying consolidated statements of operations. However, the final taxable income included in our excise tax return for the calendar year ended December 31, 2008 and the one-year period ended October 31, 2008 resulted in a lower taxable income than the estimated taxable income used to accrue the $14 million excise tax for the year ended December 31, 2008. As a result of this change in estimate, we accrued an $8 million income tax benefit for the year ended December 31, 2009 related to excise taxes, which is included in our benefit (provision) for income taxes on the accompanying consolidated statements of operations.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $447 million and $283 million as of December 31, 2010 and 2009, respectively. The aggregate gross unrealized depreciation of our investments for federal income tax purposes was $3,552 million and $4,348 million as of December 31, 2010 and 2009, respectively. The net unrealized depreciation for federal income tax purposes was $3,105 million and $4,065 million as of December 31, 2010 and 2009, respectively. The aggregate cost of securities for federal income tax purposes was $8,478 million and $9,539 million as of December 31, 2010 and 2009, respectively.

Consolidated Taxable Operating Subsidiary

ACFS was our consolidated taxable operating subsidiary, which was subject to federal, state and local income taxes. On June 30, 2010, we merged ACFS into American Capital. For tax purposes, the merger was treated as a tax-free liquidation of ACFS. Under Subchapter M, when a non-RIC corporation merges into a RIC, the RIC must distribute any accumulated earnings and profits acquired through the merger of the non-RIC prior to the end of the RIC’s taxable year in which the merger occurs in order to maintain RIC status. As of the merger date, ACFS did not have any accumulated earnings and profits. The merger should not adversely affect our qualification as a RIC. As a result of the merger, ACFS’ gross deferred tax asset and associated valuation allowance, which netted to zero as of the merger date, have been eliminated as of June 30, 2010, the date of the merger.

Prior to ACFS’ merger into American Capital, deferred income tax balances for our consolidated taxable operating subsidiary reflected the impact of temporary differences between the carrying amount of assets and liabilities and its tax basis and were stated at tax rates expected to be in effect when taxes were expected to be actually paid or recovered. A valuation allowance was provided against deferred tax assets when it was more likely than not that some or all of the deferred tax asset would not be realized. In determining if our deferred tax asset was realizable, we considered the forecasted future taxable income of ACFS as well as any tax planning

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

strategies. For the year ended December 31, 2008, we recorded a tax provision of $23 million related to our consolidated taxable operating subsidiary, primarily from recording an increase to our valuation allowance against our deferred tax asset as we concluded that it was more likely than not that we would not realize most of our deferred tax asset with future taxable income of ACFS. As of December 31, 2009, we concluded that it was more likely than not that we would not realize our deferred tax asset with future taxable income of ACFS and recorded a full valuation allowance against our deferred tax asset.

On November 6, 2009, The Worker, Homeownership, and Business Assistance Act of 2009 was enacted. As part of this legislation, the carryback period for net operating losses arising in either 2008 or 2009 was increased from two years to three, four or five years at the election of the taxpayer. As a result of this new legislation, ACFS was able to carryback its net operating loss for the tax year ended September 30, 2009 to prior years to claim a refund which resulted in American Capital recording a tax benefit of $10 million for the year ended December 31, 2009, which is included in our benefit (provision) for income taxes on the accompanying consolidated statements of operations.

We classify interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes. Based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met the recognition or measurement criteria of FASB ASC Topic 740, Income Taxes. We did not have any unrecognized tax benefits as of December 31, 2010 and 2009.

Although we file federal and state tax returns, our major tax jurisdiction is federal for American Capital and ACFS. The federal tax fiscal years ending September 30, 2007, 2008, 2009 and 2010 for American Capital and the federal tax fiscal years ending September 30, 2005, 2006, 2007, 2008, 2009 and June 30, 2010 for ACFS remain subject to examination by the IRS. In December 2010, we were notified that the IRS intends to examine the federal tax returns of ACFS for the tax fiscal years ending September 30, 2005, 2006 and 2007. We do not expect the examination to have a material effect on our results.

Note 14. Related Party Transactions

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

During February 2009, an employee pledged an additional 0.9 million shares of our common stock as collateral, which was valued at the closing prices for the last 20 trading days. Due to the decline in our NAV per share as of December 31, 2008, the outstanding stock option loans became under collateralized on March 2, 2009, triggering an automatic event of default and foreclosure on the 1.1 million shares of common stock collateral in satisfaction of the loans. The shares of common stock that we received in the foreclosure are

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

included in treasury stock and are not included in our outstanding shares of common stock. We had no further stock option loans outstanding as of December 31, 2010.

Note 15. Asset Sales

American Capital Equity II, LP

In October 2007, we entered into a purchase and sale agreement with American Capital Equity II, LP (“ACE II”) for the sale of approximately 17% of our equity investments (other than warrants associated with debt investments) in 80 portfolio companies. ACE II is a private equity fund with $585 million of equity commitments from third-party investors. The aggregate purchase price was $488 million. The remaining $97 million equity commitment would be used by ACE II to fund add-on investments in the 80 portfolio companies. As of December 31, 2010, there is $83 million of remaining equity commitments available for future add-on investments. In addition, 10%, or $58.5 million, of the $585 million of equity commitments are recallable by American Capital, LLC for add-on investments with American Capital once they have been distributed to the third-party ACE II investors. As of December 31, 2010, there were $58.5 million of recallable distributions available for add-on investments.

American Capital, LLC, through a wholly-owned subsidiary, manages ACE II in exchange for a 2% annual management fee on the cost basis of ACE II’s investments and a 10% to 30% carried interest in the net profits of ACE II, subject to certain hurdles. To date, American Capital, LLC has not recognized any carried interest in its net operating income. We do not have a direct economic interest in ACE II and there are no arrangements that require us to provide any form of financial support to ACE II, nor have we historically provided any financial or other support.

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

American Capital Equity I, LLC

On October 1, 2006, we entered into a purchase and sale agreement with American Capital Equity I, LLC (“ACE I”) for the sale of 30% of our equity investments (other than warrants issued with debt investments) in 96 portfolio companies to ACE I. ACE I is a private equity fund with $1 billion of equity commitments from third-party investors. The aggregate purchase price was $671 million. Also, ACE I co-invested with American Capital in an amount equal to 30% of equity investments made by American Capital between October 2006 and November 2007 until the $329 million remaining equity commitment was exhausted. In addition, 10%, or $100

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

million, of the $1 billion of equity commitments are recallable by American Capital, LLC for add-on investments with American Capital once they have been distributed to the third-party ACE I investors. As of December 31, 2010, there were $71 million of recallable distributions available for add-on investments.

American Capital, LLC, through a wholly-owned subsidiary, manages ACE I in exchange for a 2% annual management fee on the net cost basis of ACE I and a 10% to 30% carried interest in the net profits of ACE I, subject to certain hurdles. To date, American Capital, LLC has not recognized any carried interest in its net operating income. We do not have a direct economic interest in ACE I and there are no arrangements that require us to provide any form of financial support to ACE I, nor have we historically provided any financial or other support.

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

Note 16. Investment in European Capital

Original Private Placement and Initial Public Offering

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

At its inception, an entity that is currently a wholly-owned subsidiary of American Capital, LLC, a wholly-owned portfolio company, entered into an investment management and services agreement with European Capital and received 18.75 million warrants to purchase participating preferred shares of European Capital representing 20% of European Capital’s preferred shares on a fully-diluted basis. The initial exercise price of the warrants was €10 per share, which was the same per share price that the original investors purchased their preferred shares in the initial private offering. The per share exercise price on the warrants would be reduced by dividends declared on the preferred shares.

On May 10, 2007, European Capital closed on an IPO of 14.6 million ordinary shares at a price of €9.84 per ordinary share for gross proceeds of €144 million ($196 million). Prior to the IPO, American Capital’s investment in European Capital consisted of 52.1 million participating preferred shares and warrants held by a subsidiary of American Capital, LLC to purchase 18.75 million participating preferred shares. Immediately preceding the IPO, the warrant to purchase 18.75 million participating preferred shares were exercised for an

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

adjusted exercise price of €9.50 per share, or €178 million ($242 million), and the shares were assigned to American Capital. American Capital’s aggregate 70.85 million participating preferred shares were redesignated as ordinary shares as part of the capital reorganization that took effect upon the closing of the IPO. As a result of the IPO, our ownership interest in European Capital was reduced to a 65% controlling ownership interest. Subsequent to the IPO, American Capital purchased an additional $17 million of ordinary shares in the open market in 2007 increasing its ownership in European Capital to 67%.

Acquisition of European Capital

On November 10, 2008, American Capital and European Capital entered into an implementation agreement regarding our proposal to acquire all of the ordinary shares of European Capital held by other investors, representing 32.3% of European Capital’s outstanding ordinary shares, by means of a “scheme of arrangement” under Guernsey company law. Under the terms of the agreement, each European Capital shareholder other than us would receive 0.333 shares of our common stock for every one ordinary share that they owned of European Capital. On February 19, 2009, our shareholders approved a proposal authorizing us to sell shares of our common stock below NAV per share in certain instances, including in connection with the proposed acquisition of European Capital. On March 19, 2009, the proposed transaction was approved by a special majority of the shareholders of European Capital, not including us. The acquisition became effective as of March 26, 2009, following approval of the Royal Court of Guernsey. In connection with the transaction, we issued 11.5 million shares of our common stock with a value of $25 million as of March 26, 2009 in exchange for the outstanding European Capital ordinary shares not already owned by us. As of December 31, 2009 and 2010, we own 100% of European Capital.

Put Option Agreement

On November 19, 2008, we entered into a put option agreement with European Capital under which European Capital could put some or all of certain investments to us at a predetermined put price. Under the terms of the agreement, the put option could be exercised at any time commencing on January 1, 2010 and expiring on December 31, 2010. In consideration for entering into the put option agreement, European Capital paid us €16 million ($20 million). For the year ended December 31, 2008, we recorded unrealized depreciation of $49 million related to the put option agreement in the financial statement line item derivative and option agreements and other in our consolidated statements of operations. On March 30, 2009, we entered into a termination agreement with European Capital to terminate the put option agreement. Under the terms of the termination agreement, we settled the put option obligation by paying European Capital the current fair value of the put option obligation of $65 million (€49 million). As a result, we recognized a realized loss of $44 million offset by the reversal of unrealized depreciation of $49 million in our consolidated statements of operations.

Revolving Credit Facilities

In February 2008, we entered into a loan agreement to provide a $400 million subordinated, unsecured revolving credit facility (the “Term A Facility”) to European Capital with an original maturity in February 2011. In June 2009, American Capital and European Capital entered into an agreement whereby the outstanding borrowings under the Term A Facility of $319 million were exchanged for 325.1 million ordinary shares of European Capital and the Term A Facility commitment amount was reduced from $400 million to $87 million. In March 2010, we further amended the Term A Facility to further reduce the commitment amount from $87 million to $53 million, extend the maturity date to June 2012, and change the interest rate to LIBOR plus 7.00% payable in kind. As of December 31, 2010, there was a $28 million outstanding balance under the Term A Facility.

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

In March 2010, we entered into another loan agreement with European Capital under which we made a loan (the “Bridge Loan”) for $75 million to European Capital. The Bridge Loan would bear interest at LIBOR plus 7.00% payable in kind and would mature at the earlier of (i) the date on which all obligations under the loan agreement are repaid in full and (ii) September 1, 2010. European Capital used the $75 million of proceeds from the Bridge Loan to repay in full and terminate its unsecured multicurrency revolving facility, which also resulted in the termination of the standby letter of credit that we issued in connection with the facility for the benefit of The Royal Bank of Scotland, plc. In July 2010, European Capital repaid in full the outstanding balance under the Bridge Loan.

AMERICAN CAPITAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)

Note 17. Selected Quarterly Data (Unaudited)

The following tables present our quarterly financial information for the fiscal years ended December 31, 2010 and 2009:

	Three Months Ended				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total operating income	$164	$151	$142	$143	$600
Net operating income (“NOI”)	$49	$29	$59	$67	$204
Net increase in net assets resulting from operations	$187	$281	$149	$381	$998
NOI per basic common share	$0.17	$0.09	$0.17	$0.19	$0.63
NOI per diluted common share	$0.17	$0.09	$0.17	$0.19	$0.62
Net earnings per basic common share	$0.66	$0.85	$0.43	$1.11	$3.06
Net earnings per diluted common share	$0.65	$0.84	$0.43	$1.08	$3.02
Weighted average basic shares outstanding	283.7	330.9	343.5	344.6	325.9
Weighted average diluted shares outstanding	286.0	335.7	348.0	353.1	330.9

	Three Months Ended				Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total operating income	$195	$140	$193	$169	$697
Net operating income	$64	$20	$32	$19	$135
Net (decrease) increase in net assets resulting from operations	$(547)	$(547)	$77	$107	$(910)
NOI per basic common share	$0.31	$0.09	$0.12	$0.07	$0.56
NOI per diluted common share	$0.31	$0.09	$0.11	$0.07	$0.56
Net (loss) earnings per basic common share	$(2.65)	$(2.52)	$0.30	$0.38	$(3.77)
Net (loss) earnings per diluted common share	$(2.65)	$(2.52)	$0.27	$0.38	$(3.77)
Weighted average basic shares outstanding	206.6	217.0	256.5	283.2	241.1
Weighted average diluted shares outstanding	206.6	217.0	284.3	284.3	241.1

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in “Item 8.—Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the year ended December 31, 2010.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “REPORT OF THE AUDIT AND COMPLIANCE COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2011 Proxy Statement under the heading “SUMMARY COMPENSATION TABLE.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2011 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2011 Proxy Statement under the heading “CERTAIN TRANSACTIONS WITH RELATED PERSONS.”

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2011 Proxy Statement under the heading “REPORT OF AUDIT AND COMPLIANCE COMMITTEE” and “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS FOR 2011.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Net Assets for the Fiscal Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Financial Highlights for the Fiscal Years Ended December 31, 2010, 2009, 2008, 2007 and 2006

•	Consolidated Schedule of Investments as of December 31, 2010 and 2009

(2)	The following financial statement schedules are filed herewith:

•	Schedule 12-14 Investments in and Advances to Affiliates

(3)	The following exhibits are filed herewith or incorporated herein by reference

*3.1.	American Capital Strategies, Ltd. Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 2.a. of the Registration Statement on Form N-2 (File No.: 333-161421), filed August 19, 2009.

*3.2.	American Capital Strategies, Ltd. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No.: 814-00149), dated August 11, 2008.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Third Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.2 on Form 10-Q for the quarter ended June 30, 2008 (File No.: 814-00149), filed on August 11, 2008.

*4.2.	Instruments defining the rights of holders of securities: See Section I of our Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 2.d.1 of the Registration Statement on Form N-2 (File No.: 333-161421), filed on August 19, 2009.

*4.3.	Indenture by and between American Capital Strategies, Ltd. (k/n/a American Capital, Ltd.) and Wilmington Trust Company, as successor trustee, dated as of April 26, 2007, incorporated herein by reference to Exhibit 2.d.3. of the Registration Statement on Form N-2 (File No.: 333-142398), filed on April 26, 2007.

*4.4.	First Supplemental Indenture by and between American Capital, Ltd. and Wilmington Trust Company, as successor trustee, dated as of July 17, 2007, incorporated herein by reference to Exhibit 4.4 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.5.	Second Supplemental Indenture by and between American Capital, Ltd. and Wilmington Trust Company, as successor trustee, dated as of June 28, 2010, incorporated herein by reference to Exhibit 4.6 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.6.	Indenture by and between American Capital, Ltd. and Wilmington Trust Company, as successor trustee, dated as of June 28, 2010, incorporated herein by reference to Exhibit 4.7 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.7.	Senior Secured Non-Amortizing Call-Protected Adjustable Fixed Rate Dollar Unrestricted Global Note, No. B-1, CUSIP No. 02503YAF0, payable to Cede & Co., in the original principal amount of $500,000,000, incorporated herein by reference to Exhibit 4.8 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.8.	Senior Secured Non-Amortizing Call-Protected Adjustable Fixed Rate Dollar Unrestricted Global Note, No. B-2, CUSIP No. 02503YAF0, payable to Cede & Co., in the original principal amount of $24,098,000, incorporated herein by reference to Exhibit 4.9 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.9.	Senior Secured Non-Amortizing Call-Protected Floating Rate Dollar Unrestricted Global Note, No. C-1, CUSIP No. 02503YAE3, payable to Cede & Co., in the original principal amount of $4,300,000, incorporated herein by reference to Exhibit 4.10 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.10.	Senior Secured Amortizing Adjustable Fixed Rate Dollar Rule 144A Global Note, No. D-1, CUSIP No. 02503YAC7, payable to Cede & Co., in the original principal amount of $500,000,000, incorporated herein by reference to Exhibit 4.11 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.11.	Senior Secured Amortizing Adjustable Fixed Rate Dollar Rule 144A Global Note, No. D-2, CUSIP No. 02503YAC7, payable to Cede & Co., in the original principal amount of $2,431,467, incorporated herein by reference to Exhibit 4.12 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.12.	Series 6.85% Senior Notes Due 2012, No. 1, CUSIP No. 024937AA2, payable to Cede & Co., in the original principal amount of $500,000,000, incorporated herein by reference to Exhibit 4.13 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*4.13.	Series 6.85% Senior Notes Due 2012, No. 2, CUSIP No. 024937AA2, payable to Cede & Co., in the original principal amount of $50,000,000, incorporated herein by reference to Exhibit 4.14 on Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*10.1.	Form of Subscription Agreement dated as of April 19, 2010, incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No.: 814-00149) filed on April 22, 2010.

*10.2.	Lock-Up Agreement, dated as of June 9, 2010, by and between American Capital, Ltd. and certain holders of the Company’s unsecured public 6.85% Senior Notes due August 1, 2012 (the “Public Notes”) who have represented that they own beneficially approximately 43% of the Public Notes, incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*10.3.	Amended and Restated Credit Agreement among American Capital, Ltd. as the Borrower, the lenders listed therein, and Wells Fargo Bank N.A., as the Administrative Agent, dated as of June 28, 2010, incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*10.4.	Collateral Trust and Intercreditor Agreement among American Capital, Ltd., Wells Fargo Bank, N.A., as Credit Agreement Representative, Wilmington Trust FSB, as Public Note Representative and U.S. Bank National Association, as Collateral Trustee, dated as of June 28, 2010, incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*10.5.	Security Agreement made by American Capital, Ltd. in favor of U.S. Bank National Association, as Collateral Trustee, dated as of June 28, 2010, incorporated herein by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2010 (File No.: 814-00149), filed on August 6, 2010.

*10.6.	Resignation and Successor Agent Agreement, dated as of July 19, 2010 with Citicorp North America, Inc. and Wells Fargo Bank, N.A., filed as Exhibit 10.1 to Form 8-K (File No.: 814-00149), filed on July 22, 2010.

†*10.7.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Roland Cline and American Capital, Ltd. thereto incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2009 (File No.: 814-00149), filed May 11, 2009.

†*10.8.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between John Erickson and American Capital, Ltd. thereto incorporated herein by reference to Exhibit 10.7 of Form 10-Q for the quarter ended March 31, 2009 (File No.: 814-00149), filed May 11, 2009.

†*10.9.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Samuel A. Flax and American Capital, Ltd. thereto incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended March 31, 2009 (File No.: 814-00149), filed May 11, 2009.

†*10.10.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Brian Graff and American Capital, Ltd. thereto incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended March 31, 2009 (File No.: 814-00149), filed May 11, 2009.

†*10.11.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Gordon O’Brien and American Capital, Ltd. thereto incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended March 31, 2009 (File No.: 814-00149), filed May 11, 2009.

†*10.12.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Ira Wagner and American Capital, Ltd. thereto incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2009 (File No.: 814-00149), filed May 11, 2009.

†*10.13.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Malon Wilkus and American Capital, Ltd. thereto incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended March 31, 2009 (File No.: 814-00149), filed May 11, 2009.

†*10.14.	Amended and Restated Employment Agreement entered into and effective as of March 27, 2009 by and between Darin Winn and American Capital, Ltd. thereto incorporated herein by reference to Exhibit 10.13 of Form 10-Q for the quarter ended March 31, 2009 (File No.: 814-00149), filed May 11, 2009.

†*10.15.	Form of Indemnification Agreement entered into as of October 22, 2009 by and between American Capital, Ltd. and each of Malon Wilkus, Philip Harper, John Koskinen, Mary Baskin, Alvin Puryear, Kenneth Peterson, Jr., Stan Lundine, and Neil Hahl, incorporated herein by reference to Exhibit 10.1 of Form 8-K dated October 28, 2009.

†*10.16.	Form of American Capital Strategies, Ltd. 1997 Disinterested Director Stock Option Plan, incorporated herein by reference to Attachment I to the Definitive Proxy Statement for 1998 Annual Meeting (File No.: 814-00149), filed April 15, 1998.

†*10.17.	Form of American Capital Strategies, Ltd. 1997 Stock Option Plan, incorporated herein by reference to Exhibit 2.i.2 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No.: 333-29943), filed on August 12, 1997, as further amended by Amendment No. 1 incorporated herein by reference to Attachment II to the Definitive Proxy Statement for the 1998 Annual Meeting (File No.: 814-00149), filed on April 15, 1998.

†*10.18.	Form of American Capital Strategies, Ltd., 2000 Disinterested Director Stock Option Plan, incorporated by reference to Appendix III to the Definitive Proxy Statement for the 2000 Annual Meeting (File No.: 814-00149), filed on April 5, 2000.

†*10.19.	Form of American Capital Strategies, Ltd., 2000 Employee Stock Option Plan, incorporated herein by reference to Appendix II to the Definitive Proxy Statement for the 2000 Annual Meeting filed on April 5, 2000, as amended by Amendment No. 1 incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2001 Annual Meeting (File No.: 814-00149), filed on April 3, 2001.

†*10.20.	Form of American Capital Strategies, Ltd. 2002 Employee Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2002 Annual Meeting (File No.: 814-00149), filed on April 12, 2002.

†*10.21.	Form of American Capital Strategies, Ltd. 2003 Employee Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2003 Annual Meeting (File No.: 814-00149), filed on April 10, 2003.

†*10.22.	Form of American Capital Strategies, Ltd. 2004 Employee Stock Option Plan, incorporated by reference herein to Exhibit II to the Definitive Proxy Statement for the 2004 Annual Meeting (File No.: 814-00149), filed March 26, 2004.

†*10.23.	Form of American Capital Strategies, Ltd. 2005 Employee Stock Option Plan, incorporated by reference to Exhibit III to the Definitive Proxy Statement for the 2004 Annual Meeting (File No.: 814-00149) filed on April 26, 2005.

†*10.24.	Form of American Capital Strategies, Ltd. 2006 Employee Stock Option Plan, incorporated by reference to Exhibit I to the Definitive Proxy Statement for the 2006 Annual Meeting (File No.: 814-00149) filed on April 11, 2006.

†*10.25.	Form of American Capital Strategies, Ltd. 2007 Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2007 Annual Meeting (File No.: 814-00149), filed March 27, 2007.

†*10.26.	Form of American Capital Strategies, Ltd. 2008 Stock Option Plan, incorporated herein by reference to Exhibit I to the Definitive Proxy Statement for the 2008 Annual Meeting (File No.: 814-00149), filed April 4, 2008.

†*10.27.	Form of American Capital, Ltd. 2009 Stock Option Plan, incorporated herein by reference to Exhibit II to the Definitive Proxy Statement for the 2009 Annual Meeting (File No.: 814-00149), filed April 30, 2009.

†*10.28.	Form of Amended and Restated American Capital Performance Incentive Plan, as adopted April 1, 2009, filed herewith.

†*10.29.	Form of Acceptance and Election Agreement for Amended and Restated American Capital Performance Incentive Plan, incorporated by reference herein to Exhibit 2.i.12 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No.: 333-133571), filed June 26, 2006.

†*10.30.	American Capital, Ltd. Disinterested Director Retention Plan, incorporated herein by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2008 (File No.: 814-00149), filed March 2, 2008.

†*10.31.	Amended and Restated American Capital Strategies Employee Investment and Stock Ownership Plan, effective as of January 1, 2000; Amended and Restated American Capital Strategies, Ltd. 401(k) Plan, effective as of January 1, 2009, filed herewith.

*10.32.	Custodian Agreement between American Capital Strategies, Ltd. and PNC Bank, N.A., as successor to Riggs Bank, N.A., dated as of August 27, 1997, incorporated herein by reference to Exhibit 2.j.2 of the Pre-Effective Amendment No. 2 to the Registration statement on Form N-2 (File No.: 333-29943) filed August 29, 1997.

*10.33.	Amended and Restated Custodian Agreement between American Capital Strategies, Ltd. and Wells Fargo Bank, National Association, dated as of February 2, 2007, incorporated herein by reference to Exhibit 2.j.2 of the Registration Statement on Form N-2 (File No.: 333-142398), filed on April 26, 2007.

12.1.	Ratio of Earnings to Fixed Charges.

*14.0.	American Capital Strategies, Ltd. Code of Ethics and Conduct, incorporated herein by reference to Exhibit 2.r of the Registration Statement on Form N-2 (File No.: 333-113859), filed March 23, 2004 and American Capital Strategies, Ltd. Personal Investments Code, incorporated herein by reference to Exhibit 2.r of Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No.: 333-125278), filed July 29, 2005.

21.	Subsidiaries of the Company and jurisdiction of incorporation:

1) ACAS Business Loan LLC, 2004-1, a Delaware limited liability company

2) ACAS Business Loan Trust 2004-1, a Delaware statutory trust

3) ACAS Business Loan LLC, 2005-1, a Delaware limited liability company

4) ACAS Business Loan Trust 2005-1, a Delaware statutory trust

5) ACAS Business Loan LLC, 2006-1, a Delaware limited liability company

6) ACAS Business Loan Trust 2006-1, a Delaware statutory trust

7) ACAS Business Loan LLC 2007-1, a Delaware limited liability company

8) ACAS Business Loan Trust 2007-1, a Delaware statutory trust

9) ACAS Master Business Loan LLC, a Delaware limited liability company

10) ACAS Business Loan Trust 2007-2, a Delaware statutory trust

11) ACAS CRE CDO 2007-1 Depositor, LLC, a Delaware limited liability company

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

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Malon Wilkus	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/s/ JOHN R. ERICKSON John R. Erickson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

* Mary C. Baskin	Director	February 28, 2011

* Neil M. Hahl	Director	February 28, 2011

* Philip R. Harper	Director	February 28, 2011

* John A. Koskinen	Director	February 28, 2011

* Stan Lundine	Director	February 28, 2011

* Kenneth D. Peterson, Jr.	Director	February 28, 2011

* Alvin N. Puryear	Director	February 28, 2011

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2010

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2009 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2010 Value
CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Common Stock	$—	$—	$1.4	$0.4	$—	$1.8
ACAS Real Estate Holdings Corporation	Mezzanine Debt	—	—	3.9	0.7	—	4.6
	Common Stock	—	—	0.6	—	0.6	—

		—	—	4.5	0.7	0.6	4.6
ACAS Wachovia Investments, L.P.	Partnership Interest	1.4	—	2.0	1.4	1.1	2.3
American Capital, LLC	Senior Debt	0.1	—	7.5	—	7.5	—
	Common Membership Interest	—	—	41.6	110.7	23.8	128.5

		0.1	—	49.1	110.7	31.3	128.5
American Driveline Systems, Inc.	Mezzanine Debt	6.1	—	42.3	0.7	—	43.0
	Redeemable Preferred Stock	4.0	—	47.8	4.0	—	51.8
	Common Stock	—	—	1.4	—	0.2	1.2
	Common Stock Warrants	—	—	2.2	—	0.3	1.9

		10.1	—	93.7	4.7	0.5	97.9
Aptara, Inc.	Senior Debt	0.3	—	3.0	17.3	19.6	0.7
	Mezzanine Debt	10.2	—	60.0	3.0	—	63.0
	Redeemable Preferred Stock	—	—	21.0	—	—	21.0
	Convertible Preferred Stock	—	—	—	—	—	—
	Preferred Stock Warrants	—	—	—	—	—	—

		10.5	—	84.0	20.3	19.6	84.7
Capital.com, Inc.	Common Stock	—	—	—	—	—	—
CH Holding Corp.(6)	Senior Debt	5.4	—	—	18.1	0.4	17.7
	Redeemable Preferred Stock	—	—	—	18.2	—	18.2

		5.4	—	—	36.3	0.4	35.9
CIBT Travel Solutions, LLC(7)	Senior Debt	—	—	49.9	—	49.9	—
	Mezzanine Debt	—	—	54.6	—	54.6	—
	Redeemable Preferred Stock	—	—	17.7	—	17.7	—
	Convertible Preferred Stock	—	—	14.2	—	14.2	—
	Common Stock	—	—	—	—	—	—

		—	—	136.4	—	136.4	—
CMX Inc.	Senior Debt	—	—	16.1	1.8	17.7	0.2
Contour Semiconductor, Inc.	Convertible Preferred Stock	—	—	19.6	2.0	—	21.6
Core Financial Holdings, LLC	Mezzanine Debt	4.4	—	37.5	0.3	37.8	—
	Common Units	—	—	23.7	—	17.7	6.0

		4.4	—	61.2	0.3	55.5	6.0

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2010

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2009 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2010 Value
Creditcards.com, Inc.	Senior Debt	6.9	—	79.9	2.3	82.2	—
	Mezzanine Debt	1.8	—	15.5	1.9	17.4	—
	Redeemable Preferred Stock	—	—	11.8	49.1	60.9	—
	Common Stock	—	—	—	2.6	2.6	—

		8.7	—	107.2	55.9	163.1	—
Dyno Holding Corp.(6)	Senior Debt	—	—	—	42.2	1.4	40.8
	Mezzanine Debt	—	0.1	—	13.9	—	13.9
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—

		—	0.1	—	56.1	1.4	54.7
ECA Acquisition Holdings, Inc	Mezzanine Debt	2.3	—	13.5	0.4	—	13.9
	Common Stock	—	—	12.8	0.6	—	13.4

		2.3	—	26.3	1.0	—	27.3
eLynx Holdings, Inc.	Senior Debt	0.8	—	9.7	—	1.1	8.6
	Mezzanine Debt	(0.5)	—	8.3	(0.5)	3.9	3.9
	Redeemable Preferred Stock	—	—	—	—	—	—
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		0.3	—	18.0	(0.5)	5.0	12.5
Endeavor Fund I, LP	Partnership Interest	—	—	17.0	1.2	18.2	—
ETG Holdings, Inc.(7)	Senior Debt	—	—	—	16.2	16.2	—
	Convertible Preferred Stock	(0.6)	—	—	16.1	16.1	—

		(0.6)	—	—	32.3	32.3	—
European Capital Limited	Subordinated Debt	3.0	—	25.8	127.4	124.9	28.3
	Ordinary Shares	—	—	243.1	364.8	—	607.9

		3.0	—	268.9	492.2	124.9	636.2
European Touch, LTD. II	Senior Debt	0.1	—	0.4	0.5	—	0.9
	Mezzanine Debt	—	—	1.8	—	—	1.8
	Redeemable Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		0.1	—	2.2	0.5	—	2.7
EXPL Pipeline Holdings LLC	Senior Debt	3.7	—	43.9	1.9	0.4	45.4
	Common Membership Units	—	—	12.1	5.4	—	17.5

		3.7	—	56.0	7.3	0.4	62.9

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2010

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2009 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2010 Value
FL Acquisitions Holdings, Inc.	Senior Debt	3.4	—	40.0	—	—	40.0
	Mezzanine Debt	6.1	0.3	39.4	3.5	0.3	42.6
	Redeemable Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—

		9.5	0.3	79.4	3.5	0.3	82.6
Formed Fiber Technologies, Inc.	Common Stock	—	—	0.5	5.1	—	5.6
Fosbel Global Services (LUXCO) S.C.A	Mezzanine Debt	9.4	—	29.2	19.2	(0.4)	48.8
	Redeemable Preferred Stock	—	—	—	—	—	—
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—

		9.4	—	29.2	19.2	(0.4)	48.8
Fountainhead Estate Holding Corp.	Senior Debt	0.2	—	21.0	—	21.0	—
	Redeemable Preferred Stock	1.4	—	15.5	1.4	16.9	—
	Convertible Preferred Stock	—	—	16.9	42.4	59.3	—

		1.6	—	53.4	43.8	97.2	—
FreeConferenceroom.com, Inc.	Senior Debt	0.8	—	11.9	—	2.7	9.2
	Mezzanine Debt	(0.4)	—	10.4	(1.1)	8.2	1.1
	Redeemable Preferred Stock	—	—	4.0	—	4.0	—
	Common Stock	—	—	—	—	—	—

		0.4	—	26.3	(1.1)	14.9	10.3
Future Food, Inc.	Senior Debt	0.6	0.2	13.5	—	1.9	11.6
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		0.6	0.2	13.5	—	1.9	11.6
FV Holdings Corporation	Mezzanine Debt	—	—	23.7	—	23.7	—
	Convertible Preferred Stock	1.5	—	20.9	—	20.9	—
	Common Stock	—	—	8.9	—	8.9	—

		1.5	—	53.5	—	53.5	—
Group Montana, Inc.	Senior Debt	1.9	0.2	19.6	3.7	2.2	21.1
	Mezzanine Debt	—	0.2	—	0.2	0.2	—
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—

		1.9	0.4	19.6	3.9	2.4	21.1

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2010

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2009 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2010 Value
Halex Holdings, Inc.	Senior Debt	—	—	6.8	—	2.1	4.7
	Redeemable Preferred Stock	—	—	—	0.6	0.6	—

		—	—	6.8	0.6	2.7	4.7
Hartstrings Holdings Corp.	Senior Debt	—	—	6.6	2.1	1.1	7.6
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—

		—	—	6.6	2.1	1.1	7.6
J-Pac, LLC(6)	Senior Debt	0.2	—	—	15.0	15.0	—
	Mezzanine Debt	—	—	—	11.2	11.2	—
	Preferred Unit Warrants	—	—	—	0.2	0.2	—

		0.2	—	—	26.4	26.4	—
Kingway Inca Clymer Holdings, Inc.	Mezzanine Debt	—	—	1.1	—	—	1.1
	Redeemable Preferred Stock	—	—	—	—	—	—

		—	—	1.1	—	—	1.1
Lifoam Holdings, Inc.	Senior Debt	2.0	—	19.1	—	0.2	18.9
	Mezzanine Debt	3.4	—	39.8	3.4	—	43.2
	Redeemable Preferred Stock	—	—	7.4	—	—	7.4
	Convertible Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—	—

		5.4	—	66.3	3.4	0.2	69.5
LLSC Holdings Corporation	Senior Debt	0.3	—	4.5	—	1.1	3.4
	Mezzanine Debt	0.7	—	5.5	—	—	5.5
	Convertible Preferred Stock	—	—	4.8	—	0.1	4.7

		1.0	—	14.8	—	1.2	13.6
LVI Holdings, LLC	Senior Debt	0.2	—	2.7	0.3	—	3.0
	Mezzanine Debt	(1.2)	—	11.0	(1.2)	4.8	5.0

		(1.0)	—	13.7	(0.9)	4.8	8.0
Medical Billing Holdings, Inc.(6)	Mezzanine Debt	1.3	—	—	11.3	—	11.3
	Convertible Preferred Stock	—	—	—	14.1	—	14.1
	Common Stock	—	—	—	—	—	—

		1.3	—	—	25.4	—	25.4
Montgomery Lane, LLC	Common Membership Units	—	—	4.9	0.7	1.3	4.3
Montgomery Lane, LTD	Common Membership Units	—	—	0.5	0.2	0.7	—

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2010

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2009 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2010 Value
MW Acquisition Corporation	Mezzanine Debt	4.4	—	25.5	2.3	0.4	27.4
	Redeemable Preferred Stock	0.2	—	1.0	0.1	—	1.1
	Convertible Preferred Stock	—	—	8.5	6.3	—	14.8

		4.6	—	35.0	8.7	0.4	43.3
NECCO Holdings, Inc.	Senior Debt	(0.2)	0.1	4.4	44.8	30.4	18.8
	Common Stock	—	—	—	—	—	—

		(0.2)	0.1	4.4	44.8	30.4	18.8
NECCO Realty Investments, LLC	Senior Debt	(3.5)	0.9	40.0	36.5	52.3	24.2
	Common Membership Units	—	—	8.0	—	8.0	—

		(3.5)	0.9	48.0	36.5	60.3	24.2
Paradigm Precision Holdings, LLC	Mezzanine Debt	10.5	—	57.8	21.9	0.8	78.9
	Common Membership Units	—	—	—	—	—	—

		10.5	—	57.8	21.9	0.8	78.9
PHC Sharp Holdings, Inc.	Senior Debt	1.0	—	12.5	4.5	9.1	7.9
	Mezzanine Debt	0.1	0.1	—	19.5	12.3	7.2
	Common Stock	—	—	—	—	—	—

		1.1	0.1	12.5	24.0	21.4	15.1
PHI Acquisitions, Inc.	Senior Debt	0.4	—	10.3	0.2	10.5	—
	Mezzanine Debt	4.3	—	24.6	30.4	27.2	27.8
	Redeemable Preferred Stock	3.7	—	52.2	3.7	12.2	43.7
	Common Stock	—	—	3.0	4.8	—	7.8
	Common Stock Warrants	—	—	8.6	13.9	—	22.5

		8.4	—	98.7	53.0	49.9	101.8
Resort Funding Holdings, Inc.	Senior Debt	0.3	—	7.7	1.1	8.8	—
	Common Stock	—	—	—	20.5	20.5	—

		0.3	—	7.7	21.6	29.3	—
Sixnet Holdings, LLC	Senior Debt	4.7	—	36.2	1.1	0.4	36.9
	Convertible Preferred Stock	—	—	—	0.5	—	0.5
	Membership Units	—	—	2.6	—	0.4	2.2

		4.7	—	38.8	1.6	0.8	39.6
Small Smiles Holding Company, LLC(6)	Senior Debt	0.6	—	—	20.3	12.4	7.9
	Mezzanine Debt	—	—	—	77.4	77.4	—
	Preferred Interest	—	—	—	37.7	37.7	—
	Common Interest	—	—	—	9.0	9.0	—

		0.6	—	—	144.4	136.5	7.9

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2010

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2009 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2010 Value
SMG Holdings, Inc.	Senior Debt	0.2	—	5.9	—	0.1	5.8
	Mezzanine Debt	16.3	—	124.8	5.9	—	130.7
	Convertible Preferred Stock	14.1	—	105.6	19.6	—	125.2
	Common Stock	—	—	—	—	—	—

		30.6	—	236.3	25.5	0.1	261.7
Specialty Brands of America, Inc.	Mezzanine Debt	5.1	—	34.8	0.7	—	35.5
	Redeemable Preferred Stock	1.2	—	15.0	1.2	—	16.2
	Common Stock	—	—	12.1	10.5	—	22.6
	Common Stock Warrants	—	—	5.3	4.7	—	10.0

		6.3	—	67.2	17.1	—	84.3
Spring Air International, LLC	Common Membership Units	—	—	0.5	—	0.1	0.4
TestAmerica Environmental Services, LLC(6)	Senior Debt	4.2	—	—	57.7	38.7	19.0
	Preferred Membership Units	2.2	—	—	21.7	8.4	13.3
	Common Stock	—	—	—	7.3	—	7.3
	Preferred Unit Warrants	—	—	—	4.8	4.8	—

		6.4	—	—	91.5	51.9	39.6
UFG Member, LLC	Mezzanine Debt	—	—	26.9	6.6	33.5	—
	Common Stock	—	—	—	87.7	87.7	—

		—	—	26.9	94.3	121.2	—
UFG Real Estate Holdings, LLC	Common Membership	—	—	0.9	—	—	0.9
Unique Fabricating Incorporated	Senior Debt	1.3	—	1.9	4.7	0.2	6.4
	Redeemable Preferred Stock	—	—	—	5.9	—	5.9
	Common Stock Warrants	—	—	—	—	—	—

		1.3	—	1.9	10.6	0.2	12.3
Unwired Holdings, Inc.	Senior Debt	5.1	—	9.7	8.8	2.5	16.0
	Mezzanine Debt	10.0	—	—	25.3	—	25.3
	Redeemable Preferred Stock	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—

		15.1	—	9.7	34.1	2.5	41.3
VP Acquisition Holdings, Inc.	Mezzanine Debt	3.0	—	20.0	0.5	—	20.5
	Common Stock	2.6	—	37.4	28.1	—	65.5

		5.6	—	57.4	28.6	—	86.0
Warner Power, LLC	Mezzanine Debt	1.0	—	1.7	4.4	—	6.1
	Redeemable Preferred Membership Units	—	—	—	4.7	—	4.7
	Common Membership Units	—	—	—	—	—	—

		1.0	—	1.7	9.1	—	10.8

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2010

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2009 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2010 Value
WIS Holding Company, Inc.	Mezzanine Debt	16.8	—	109.1	6.0	28.4	86.7
	Convertible Preferred Stock	7.5	—	137.2	23.9	—	161.1
	Common Stock	—	—	29.6	4.1	—	33.7

		24.3	—	275.9	34.0	28.4	281.5
WSACS RR Holdings, LLC	Common Membership Units	—	—	—	—	—	—
Subtotal Control Investments		$198.3	$2.1	$2,335.0	$1,658.2	$1,350.8	$2,642.4
AFFILIATE INVESTMENTS
American Capital Agency Corp.	Common Stock	10.5	—	66.4	—	66.4	—
Anchor Drilling Fluids USA, Inc.(8)	Senior Debt	0.6	—	—	14.1	7.9	6.2
	Mezzanine Debt	—	—	—	5.3	5.3	—
	Redeemable Preferred Stock	—	—	—	1.7	1.4	0.3
	Common Stock	—	—	—	5.0	5.0	—

		0.6	—	—	26.1	19.6	6.5
Comfort Co., Inc.	Senior Debt	2.6	—	8.7	4.0	0.5	12.2
	Common Stock	—	—	—	6.9	—	6.9

		2.6	—	8.7	10.9	0.5	19.1
Egenera, Inc.	Mezzanine Debt	(0.5)	—	2.5	(0.5)	0.2	1.8
	Redeemable Preferred Stock	—	—	—	0.4	0.4	—
	Common Stock	—	—	—	0.4	0.4	—

		(0.5)	—	2.5	0.3	1.0	1.8
HALT Medical, Inc.	Convertible Preferred Stock	—	—	9.6	0.1	—	9.7
IEE Holding 1 S.A.	Common Stock	—	—	—	—	—	—
IS Holdings I, Inc.	Senior Debt	0.2	—	18.2	1.8	20.0	—
	Redeemable Preferred Stock	0.2	—	1.9	0.2	0.2	1.9
	Common Stock	—	—	6.4	5.2	—	11.6

		0.4	—	26.5	7.2	20.2	13.5
LTM Enterprises, Inc.	Senior Debt	—	—	5.5	9.2	0.1	14.6
Narus, Inc.	Convertible Preferred Stock	—	—	6.8	2.4	9.2	—
	Preferred Stock Warrants	—	—	2.2	—	2.2	—

		—	—	9.0	2.4	11.4	—
Primrose Holding Corporation	Common Stock	—	—	3.3	0.7	—	4.0
Qualitor Component Holdings, LLC	Mezzanine Debt	7.4	—	36.0	3.5	—	39.5
	Redeemable Preferred Units	—	—	—	—	—	—
	Common Units	—	—	—	—	—	—

		7.4	—	36.0	3.5	—	39.5

Schedule 12-14

AMERICAN CAPITAL STRATEGIES, LTD.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES—(Continued)

As of and for the year ended December 31, 2010

(in millions, except share data)

		Amount of Interest or Dividends
Company (1)	Investments	Credited to Income (2)	Other (3)	December 31, 2009 Value	Gross Additions (4)	Gross Reductions (5)	December 31, 2010 Value
Radar Detection Holdings Corp.	Senior Debt	2.0	—	10.5	5.9	16.4	—
	Convertible Preferred Stock	—	—	—	1.9	—	1.9
	Common Stock	—	—	1.0	—	0.7	0.3

		2.0	—	11.5	7.8	17.1	2.2
Roadrunner Dawes, Inc.	Mezzanine Debt	1.4	—	20.5	0.5	21.0	—
	Common Stock	—	—	0.9	6.1	7.0	—

		1.4	—	21.4	6.6	28.0	—
WFS Holding, LLC	Preferred Interest	(0.1)	—	3.7	(0.1)	0.9	2.7
Subtotal Affiliate Investments		$24.3	$—	$204.1	$74.7	$165.2	$113.6
Total Control and Affiliate Investments		$222.6	$2.1	$2,539.1	$1,732.9	$1,516.0	$2,756.0

(1)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.
(3)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investments, as applicable.
(4)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as allowances for paid-in-kind interest, dividends, discounts and closing fees.
(5)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(6)	As of December 31, 2009, the portfolio company was classified as a Non-Control Investment. As of December, 31 2010, ACAS now has a controlling interest of more than 25% or have greater than 50% representation of the board of directors of the portfolio company and is therefore classified as a Control Investment.
(7)	As of December 31, 2009, the portfolio company was classified as a Control Investment. As of December, 31 2010, ACAS no longer has a controlling interest in the portfolio company and is therefore classified as a Non-Control Investment.
(8)	As of December 31, 2009, the portfolio company was classified as a Non-Control Investment. As of December, 31 2010, ACAS now has a controlling interest of more than 5% but less than 25% of the portfolio company and is therefore classified as a Affiliate Investment.
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.