Form 10-Q
period 2011-03-31
AMERICAN CAPITAL, LTD
filed 2011-05-09
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No.  ☒
The number of shares of the issuer's common stock, $0.01 par value, legally outstanding as of April 29, 2011, was 352,666,136.
________________________________________________________________________________________________________________________

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Investments at fair value (cost of $7,535 and $7,698, respectively)
Non-Control/Non-Affiliate investments (cost of $3,670 and $3,854, respectively)	$2,623	$2,719
Affiliate investments (cost of $147 and $150, respectively)	115	114
Control investments (cost of $3,718 and $3,694, respectively)	2,914	2,642
Total investments at fair value	5,652	5,475
Cash and cash equivalents	98	269
Restricted cash and cash equivalents	98	185
Interest receivable	30	37
Derivative agreements at fair value	5	4
Other	120	114
Total assets	$6,003	$6,084
Liabilities and Shareholders’ Equity
Debt ($321 and $357 due within one year, respectively)	$1,742	$2,259
Derivative agreements at fair value	95	106
Other	50	51
Total liabilities	1,887	2,416
Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 353.8 and 352.7 issued and 343.9 and 342.4 outstanding, respectively	3	3
Capital in excess of par value	7,145	7,131
Distributions in excess of net realized earnings	(1,056)	(1,136)
Net unrealized depreciation of investments	(1,976)	(2,330)
Total shareholders’ equity	4,116	3,668
Total liabilities and shareholders’ equity	$6,003	$6,084
Net Asset Value Per Common Share Outstanding	$11.97	$10.71

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2011	2010
Operating Income
Interest and dividend income
Non-Control/Non-Affiliate investments	$94	$93
Affiliate investments	2	8
Control investments	50	49
Total interest and dividend income	146	150
Fee income
Non-Control/Non-Affiliate investments	7	4
Control investments	6	10
Total fee income	13	14
Total operating income	159	164
Operating Expenses
Interest	29	57
Salaries, benefits and stock-based compensation	36	34
General and administrative	11	20
Debt refinancing costs	—	4
Total operating expenses	76	115
Net Operating Income	83	49
Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	12	(40)
Control investments	(2)	(67)
Foreign currency transactions	—	(3)
Derivative agreements	(13)	(16)
Total net realized loss on investments	(3)	(126)
Net unrealized appreciation (depreciation) of investments
Portfolio company investments	256	357
Foreign currency translation	85	(87)
Derivative agreements and other	13	(6)
Total net unrealized appreciation of investments	354	264
Total net gain on investments	351	138
Net Increase in Net Assets Resulting from Operations (“Net Earnings”)	$434	$187

Net Operating Income Per Common Share
Basic	$0.24	$0.17
Diluted	$0.23	$0.17
Net Earnings Per Common Share
Basic	$1.25	$0.66
Diluted	$1.21	$0.65
Weighted Average Shares of Common Stock Outstanding
Basic	346.1	283.7
Diluted	358.4	286.0
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2011	2010
Operations
Net operating income	$83	$49
Net realized loss on investments	(3)	(126)
Net unrealized appreciation of investments	354	264
Net earnings	434	187
Capital Share Transactions
Issuance of common stock under stock option plans	4	—
Stock-based compensation	10	10
Net increase in net assets resulting from capital share transactions	14	10
Total increase in net assets	448	197
Net assets at beginning of period	3,668	2,329
Net assets at end of period	$4,116	$2,526

Net asset value per common share outstanding	$11.97	$8.98
Common shares outstanding at end of period	343.9	281.3

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net earnings	$434	$187
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation of investments	(354)	(264)
Net realized loss on investments	3	126
Accrued payment-in-kind interest and dividends on investments	(57)	(46)
Amortization of deferred finance costs, premiums and discounts	8	2
Depreciation of property and equipment	2	5
Stock-based compensation	10	10
Decrease (increase) in interest receivable	2	(3)
(Increase) decrease in other assets	(6)	8
Decrease in other liabilities	(2)	(5)
Other	2	1
Net cash provided by operating activities	42	21
Investing Activities
Purchases and originations of investments	(49)	(99)
Repayments from portfolio company revolving credit facility investments, net	6	13
Principal repayments on debt investments	157	97
Proceeds from loan syndications and loan sales	6	15
Payment of accrued PIK notes and dividend and accreted original issue discounts	43	2
Proceeds from sales of equity investments	63	49
Other	(13)	(17)
Net cash provided by investing activities	213	60
Financing Activities
Payments on secured borrowings	(300)	—
Payments on notes payable from asset securitizations	(217)	(113)
Issuance of common stock under stock option plans	4	—
Decrease in debt service escrows	87	17
Net cash used in financing activities	(426)	(96)
Net decrease in cash and cash equivalents	(171)	(15)
Cash and cash equivalents at beginning of period	269	835
Cash and cash equivalents at end of period	$98	$820

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2011	2010
Per Share Data
Net asset value at beginning of the period	$10.71	$8.29
Net operating income(1)	0.24	0.17
Net realized loss on investments(1)	(0.01)	(0.44)
Net unrealized appreciation on investments(1)	1.02	0.93
Net earnings(1)	1.25	0.66
Issuance of common stock under stock option plans	(0.02)	—
Other, net(2)	0.03	0.03
Net asset value at end of period	$11.97	$8.98
Ratio/Supplemental Data
Per share market value at end of period	$9.91	$5.08
Total investment return(3)	31.08%	108.20%
Shares outstanding at end of period	343.9	281.3
Net assets at end of period	$4,116	$2,526
Average net assets(4)	$3,892	$2,428
Average debt outstanding(5)	$2,001	$4,076
Average debt outstanding per common share(1)	$5.78	$14.37
Ratio of operating expenses to average net assets(6)	7.92%	18.95%
Ratio of operating expenses, net of interest expense, to average net assets(6)	4.90%	9.56%
Ratio of interest expense to average net assets(6)	3.02%	9.39%
Ratio of net operating income to average net assets(6)	8.65%	8.07%

(1)	Weighted average basic per share data.

(2)
Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of GAAP expense credited to additional paid-in capital and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end.

(3)	Total investment return is based on the change in the market value of our common stock taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan.

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2011 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
AFA Investment Inc.	Food Products	Senior Debt(6)	12.5%	2/15		$5.4	$4.0	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	6/16		69.2	68.6	69.2
		Convertible Preferred Stock(7)			70,752		63.6	88.9
		Common Stock(1)(7)			17,687,156		15.8	22.1
							148.0	180.2
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.1%	9/13		15.8	15.7	16.0
American Acquisition, LLC	Capital Markets	Senior Debt(7)	14.6%	12/12		17.3	17.1	16.9
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.6	15.1
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.2	17.1	17.2
		Mezzanine Debt(7)	18.6%	1/15		27.2	27.0	27.2
		Convertible Preferred Stock(1)(7)			148,742		24.3	17.4
		Common Stock(1)(7)			7,829		1.3	—
							69.7	61.8
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.6
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest					2.7	2.2
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.2%	9/14		30.0	29.8	24.3
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Mezzanine Debt(7)	15.0%	11/16		56.6	56.2	56.6
		Redeemable Preferred Stock(7)			11,086		11.5	11.6
		Convertible Preferred Stock(1)(7)			926,800		92.7	115.6
		Common Stock(1)(7)			194,200		19.4	4.9
							179.8	188.7
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.0%	3/12-4/13		52.0	51.8	52.6
		Common Stock(1)			583		0.6	1.2
							52.4	53.8
Contec, LLC	Household Durables	Mezzanine Debt(7)	14.0%	9/15-9/16		135.0	134.0	127.8
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.9%	2/14		20.5	20.5	15.9
DelStar, Inc.	Building Products	Redeemable Preferred Stock(7)			26,613		22.9	39.4
		Convertible Preferred Stock(7)			29,569		3.7	3.7
		Common Stock Warrants(1)(7)			89,020		16.9	3.5
							43.5	46.6
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.5	1.5
		Common Units(1)			3,830,068		0.7	3.0
							2.2	4.5
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		15.9	15.9	15.9
		Mezzanine Debt(6)(7)	15.5%	11/14		17.0	11.8	4.8
		Redeemable Preferred Stock(1)(7)			919		0.9	—
		Convertible Preferred Stock(1)(7)			861,364		20.9	—
							49.5	20.7
FPI Holding Corporation	Food Products	Senior Debt(7)	10.6%	10/11-6/14		32.5	32.5	32.5
		Senior Debt(6)(7)	17.3%	6/15		9.7	5.9	4.1
		Mezzanine Debt(6)(7)	21.6%	6/15-5/16		31.4	17.3	—
		Redeemable Preferred Stock(1)(7)			4,469		39.1	—
		Convertible Preferred Stock(1)(7)			21,715		23.3	—
		Common Stock(1)(7)			5,429		5.8	—
							123.9	36.6
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.7%	10/14		3.5	3.1	1.2
Hoppy Holdings, Corp.	Auto Components	Mezzanine Debt(7)	15.1%	7/12		40.8	40.7	41.3
		Redeemable Preferred Stock(7)			2,915		8.5	8.5
							49.2	49.8
IS Holdings I, Inc.	Software	Common Stock(7)			1,165,930		—	10.5
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		42.8	42.6	43.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2011 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	14.1
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(7)	5.2%	12/14		22.5	18.9	14.8
LabelCorp Holdings, Inc.	Paper & Forest Products	Senior Debt(7)	8.2%	8/13-8/14		3.3	3.1	3.2
		Mezzanine Debt(7)	14.0%	8/15-8/16		45.7	45.3	43.5
							48.4	46.7
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		7.7	7.6	7.0
		Warrant(1)			12.5%		0.8	3.5
							8.4	10.5
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.5%	7/11-11/11		127.1	127.0	128.4
		Mezzanine Debt(7)	14.0%	7/11-5/12		55.6	55.4	55.7
		Convertible Preferred Stock(7)			435,724		63.0	102.0
		Common Stock(1)(7)			208,276		2.8	3.2
		Common Stock Warrants(1)(7)			222,156		18.6	27.9
							266.8	317.2
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.6%	3/15		5.0	5.0	3.9
NBD Holdings Corp.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	8/13		48.4	48.0	48.9
		Convertible Preferred Stock(1)			84,174		8.7	7.8
		Common Stock(1)			633,408		0.1	—
							56.8	56.7
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.7	3.8	3.2
Orchard Brands Corporation(8)	Internet & Catalog Retail	Senior First Lien DIP Facility(7)	14.0%	5/11		14.4	14.4	14.4
		Senior First Lien Debt(6)(7)	4.3%	4/13		108.8	100.4	49.7
		Senior Second Lien Debt(6)(7)	9.8%	4/14		296.9	197.8	—
							312.6	64.1
Orion Foundry, Inc.(2)(3)	Internet Software & Services	Senior Debt(7)	9.0%	6/14		24.0	22.8	13.2
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	17.4%	7/13		40.9	40.8	40.9
		Convertible Preferred Stock(1)(7)			14,938		14.9	7.7
							55.7	48.6
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.4%	7/13		3.2	3.1	2.8
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)(7)			173,060		6.4	0.4
Phillips & Temro Industries, Inc.	Auto Components	Common Stock Warrants(1)(7)			5,000,000		—	7.8
Qioptiq S.A.R.L.(3)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	10.0%	3/18		33.1	32.9	32.6
Qualium I(3)	Capital Markets	Common Stock(1)			241,879		3.1	3.1
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	6.8%	12/13-12/14		20.6	20.4	20.5
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	15.5%	10/14-11/15		70.4	70.0	70.4
		Convertible Preferred Stock(1)(7)			1,541		192.3	42.7
		Common Stock(1)(7)			15,414		1.5	—
							263.8	113.1
Roark - Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.5	17.4	17.5
		Convertible Preferred Stock(1)(7)			77,640,000		7.7	13.8
		Common Stock(1)(7)			78,242		0.1	—
							25.2	31.3
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.8%	8/13-8/14		40.1	39.9	39.0
		Mezzanine Debt(7)	15.5%	8/15-8/16		40.6	40.3	34.0
		Mezzanine Debt(6)(7)	17.5%	8/17		29.6	18.7	23.7
							98.9	96.7
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		57.6	57.2	57.6
		Mezzanine Debt(7)	15.3%	6/15-6/16		53.8	53.3	53.8
		Convertible Preferred Stock(1)(7)			84,043		40.8	27.2
							151.3	138.6
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	9.8%	8/14-8/15		42.2	42.2	30.7
		Senior Debt(6)(7)	10.5%	8/14		14.4	11.4	2.6
							53.6	33.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2011 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		82.3	81.8	79.2
		Mezzanine Debt(7)	19.5%	11/15		30.9	30.9	30.9
		Convertible Preferred Stock(1)(7)			8,263,171		9.1	8.5
							121.8	118.6
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.6	43.3
Tyden Cayman Holdings Corp.(3)	Electronic Equipment, Instruments & Components	Common Stock(1)			3,218,667		3.8	5.6
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13-9/14		3.9	3.9	3.9
		Mezzanine Debt(7)	14.6%	7/14-9/15		95.9	95.5	95.8
		Convertible Preferred Stock(1)(7)			2,008,575		223.3	90.2
		Common Stock(1)(7)			502,144		49.9	—
							372.6	189.9
WWC Acquisitions, Inc.	Professional Services	Senior Debt(7)	14.0%	1/17		25.1	24.9	24.9

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	2/17-2/18		12.4	4.4	1.1
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.9%	4/17		14.0	8.7	0.4
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.4%	12/17		14.8	10.0	0.6
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	7/17		112.5	66.4	14.6
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.2%	10/17		11.1	8.1	0.4
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.3%	11/37-12/37		12.8	6.4	—
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	8/17		20.8	12.1	2.0
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	12/19		24.8	21.9	0.3
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	7/17		7.0	4.1	0.1
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	7/17		87.2	55.5	0.4
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.5%	8/17		36.6	22.4	1.5
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.3%	7/23-7/24		19.4	7.4	0.6
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.2%	8/17		32.8	19.1	1.6
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	5/17		20.0	11.3	1.2
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	10/17		85.1	54.6	2.0
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	10/17-9/24		96.2	41.2	6.5
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.2%	11/16		5.0	3.2	0.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes(7)				8.5	8.4	6.8
		Subordinated Notes(7)				25.9	18.1	20.2
							26.5	27.0

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2011 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes(7)				20.0	18.0	13.3
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares(7)			6,241		4.6	2.8
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities(7)			13,796		5.8	8.5
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes(7)				15.0	11.8	14.7
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes(7)				2.0	1.6	1.4
Cent CDO 12 Limited	Diversified Financial Services	Income Notes(7)				26.4	17.4	22.4
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes(7)				5.0	2.4	3.7
Champlain CLO	Diversified Financial Services	Preferred Securities(7)			1,000,000		0.9	0.3
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)(7)			360		6.7	1.6
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares(7)			34,170,000		22.6	8.7
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities(7)			3,089,177		3.3	1.6
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes(7)				15.0	12.9	9.7
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities(7)			5,750,000		2.1	2.7
Flagship CLO V	Diversified Financial Services	Deferrable Notes(7)				1.7	1.4	1.2
		Subordinated Securities(7)			15,000		9.8	11.4
							11.2	12.6
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes(1)(7)				4.0	1.9	0.7
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes(7)				6.7	7.9	5.3
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes(7)				9.0	6.0	6.9
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes(7)				7.0	6.5	6.6
Mayport CLO Ltd.	Diversified Financial Services	Income Notes(7)				14.0	11.0	10.7
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities(7)			10,000		6.2	7.8
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities(7)			5,000,000		1.6	3.2
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes(7)				14.0	15.6	4.9
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities(7)			20,000,000		14.6	15.3
Subtotal Non-Control / Non-Affiliate Investments (46% of total investments at fair value)							$3,670.1	$2,623.3

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$6.8	$6.7	$6.8
		Redeemable Preferred Stock(1)(7)			859		1.6	1.3
		Common Stock(1)(7)			3,061		5.0	0.7
							13.3	8.8
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/15		11.2	11.2	10.3
		Common Stock(1)(7)			110,684		11.8	6.9
							23.0	17.2
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	12/11		4.5	3.2	2.4
		Common Stock(1)(7)			8,569,905		25.4	—
							28.6	2.4
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)(7)			5,592,367		8.9	9.7
IEE Holding 1 S.A.(3)	Auto Components	Common Stock(1)			250,000		4.5	12.8
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		25.5	18.4	14.6
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)(7)			4,213		2.7	4.1
Qualitor Component Holdings, LLC	Auto Components	Mezzanine Debt(7)	17.1%	7/13		40.4	40.2	40.3
		Redeemable Preferred Units(1)			3,150,000		3.1	—
		Common Units(1)			350,000		0.4	—
							43.7	40.3
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(1)			7,075		0.7	1.9
		Common Stock(1)			40,688		0.6	0.9
							1.3	2.8
WFS Holding, LLC	Software	Preferred Interest(1)			20,403,772		3.0	2.7
Subtotal Affiliate Investments (2% of total investments at fair value)							$147.4	$115.4

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)(7)			589		$14.5	$1.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2011 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$4.9	3.7	4.9
		Common Stock(1)(7)			100%		9.5	1.5
							13.2	6.4
American Capital, LLC	Capital Markets	Common Membership Interest(7)			100%		53.7	183.6
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		43.1	42.8	43.2
		Redeemable Preferred Stock(7)			403,357		37.1	52.8
		Common Stock(1)(7)			128,681		10.8	1.2
		Common Stock Warrants(1)(7)			204,663		17.3	1.9
							108.0	99.1
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		3.0	3.0	3.0
		Mezzanine Debt(7)	17.0%	8/12		61.7	61.5	63.7
		Redeemable Preferred Stock(1)(7)			15,107		20.9	27.8
		Convertible Preferred Stock(1)(7)			2,549,410		8.7	—
		Preferred Stock Warrants(1)(7)			230,681		1.0	—
							95.1	94.5
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)(7)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.3%	5/13		17.7	17.7	17.7
		Redeemable Preferred Stock(1)(7)			21,215		42.8	21.0
							60.5	38.7
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	5/11		4.9	4.8	0.1
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)(7)			11,532,842		12.4	12.6
Core Financial Holdings, LLC	Diversified Financial Services	Common Units(1)(7)			57,940,360		48.2	5.6
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.6%	11/15		40.7	40.5	40.7
		Mezzanine Debt(7)	7.3%	11/16		15.7	15.6	15.7
		Mezzanine Debt(6)(7)	0.0%	11/16		13.1	11.7	4.7
		Convertible Preferred Stock(1)(7)			389,759		40.5	—
		Common Stock(1)(7)			97,440		10.1	—
							118.4	61.1
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		14.1	14.0	14.1
		Common Stock(1)(7)			583		11.1	13.4
							25.1	27.5
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.7%	7/13		7.6	7.6	7.6
		Mezzanine Debt(7)	7.6%	7/13		8.9	8.8	8.9
		Mezzanine Debt(6)(7)	8.4%	7/13		9.0	6.6	1.3
		Redeemable Preferred Stock(1)(7)			21,113		8.9	—
		Convertible Preferred Stock(1)(7)			7,929		6.0	—
		Common Stock(1)(7)			11,261		1.1	—
		Common Stock Warrants(1)(7)			1,078,792		13.1	—
							52.1	17.8
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt(7)	7.3%	12/13		34.9	34.8	34.9
		Ordinary Shares(1)(7)			431,895,528		1,267.3	779.9
							1,302.1	814.8
European Touch, LTD. II	Leisure Equipment & Products	Senior Debt(6)(7)	9.0%	8/11-1/12		0.9	0.9	0.8
		Mezzanine Debt(6)(7)	16.1%	5/11		21.1	13.5	—
		Redeemable Preferred Stock(1)(7)			263		0.3	—
		Common Stock(1)(7)			1,688		0.9	—
		Common Stock Warrants(1)(7)			7,105		3.7	—
							19.3	0.8
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.6	45.3	45.6
		Common Membership Units(1)(7)			58,297		44.5	17.5
							89.8	63.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2011 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.0	39.9	40.0
		Mezzanine Debt(7)	18.6%	4/14-10/14		35.0	34.9	35.0
		Mezzanine Debt(6)(7)	22.5%	10/14		18.2	8.4	2.7
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							99.4	77.7
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)(7)			31,250		8.1	5.6
Fosbel Global Services (LUXCO) S.C.A.(3)	Commercial Services & Supplies	Mezzanine Debt(7)	17.3%	12/13		26.7	26.6	26.7
		Mezzanine Debt(6)(7)	20.0%	12/14		28.5	15.6	15.6
		Redeemable Preferred Stock(1)			18,449,456		18.5	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							63.9	42.3
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(6)(7)	8.5%	5/13		9.4	9.2	9.0
		Mezzanine Debt(6)(7)	15.0%	5/14		11.4	9.2	—
		Redeemable Preferred Stock(1)(7)			14,042,095		12.8	—
		Common Stock(1)(7)			6,088,229		2.3	—
							33.5	9.0
Future Food, Inc.	Food Products	Senior Debt(7)	5.3%	8/11		1.6	1.6	1.6
		Senior Debt(6)(7)	5.3%	8/11		15.4	14.9	9.7
		Common Stock(1)(7)			64,917		13.0	—
		Common Stock Warrants(1)(7)			6,500		1.3	—
							30.8	11.3
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.9%	10/11-1/12		25.2	25.2	25.5
		Mezzanine Debt(6)(7)	24.5%	10/12		17.2	6.6	—
		Convertible Preferred Stock(1)(7)			4,000		1.0	—
		Common Stock(1)(7)			2.5%		0.7	—
							33.5	25.5
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	7.0%	9/11		12.0	9.8	4.7
		Redeemable Preferred Stock(1)(7)			24,087,546		31.2	—
							41.0	4.7
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)(7)	4.5%	5/11		8.8	8.8	7.0
		Convertible Preferred Stock(1)(7)			10,196		3.0	—
		Common Stock(1)(7)			14,250		4.8	—
							16.6	7.0
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		3.0	—	1.1
		Redeemable Preferred Stock(1)			13,709		9.2	—
							9.2	1.1
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.9	18.9	18.9
		Mezzanine Debt(7)	8.0%	12/14		44.1	43.9	44.1
		Redeemable Preferred Stock(1)(7)			6,160		3.4	—
		Convertible Preferred Stock(1)(7)			15,797		12.2	10.3
		Common Stock(1)(7)			14,000		1.4	—
		Common Stock Warrants(1)(7)			464,242		2.9	—
							82.7	73.3
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.3%	8/12		3.1	3.1	3.1
		Mezzanine Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)(7)			7,496		8.1	5.5
							16.7	14.1
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.3%	5/11		2.7	2.7	3.0
		Mezzanine Debt(6)(7)	18.0%	2/13		13.1	8.9	5.0
							11.6	8.0
Medical Billings Holdings, Inc.	IT Services	Senior Debt(7)	4.0%	9/11		0.8	0.8	0.8
		Mezzanine Debt(7)	15.0%	9/13		11.4	11.3	11.4
		Convertible Preferred Stock(1)(7)			13,199,000		13.2	9.1
		Common Stock(1)(7)			3,299,582		3.3	—
							28.6	21.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2011 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)(7)			100		7.0	4.7
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		6.2	—
MW Acquisition Corporation	Health Care Providers & Services	Senior Debt(7)	8.0%	12/11		0.5	0.5	0.5
		Mezzanine Debt(7)	15.8%	2/13-2/14		28.0	27.8	28.0
		Redeemable Preferred Stock(7)			2,485		1.2	1.2
		Convertible Preferred Stock(1)(7)			38,192		13.6	11.8
							43.1	41.5
NECCO Holdings, Inc.	Food Products	Senior Debt(7)	6.5%	8/13		7.8	7.8	7.1
		Senior Debt(6)(7)	18.0%	11/13		19.9	16.5	—
		Common Stock(1)(7)			782,609		0.1	—
							24.4	7.1
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		44.0	32.8	31.0
		Common Membership Units(1)(7)			7,450		4.9	—
							37.7	31.0
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	17.0%	8/16		68.0	67.7	68.0
		Mezzanine Debt(6)(7)	20.0%	8/16-10/16		84.6	53.2	19.4
		Common Membership Units(1)(7)			478,488		17.5	—
							138.4	87.4
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.4%	12/11-12/12		7.6	7.5	7.5
		Mezzanine Debt(6)(7)	18.2%	12/14		21.0	15.4	7.2
		Common Stock(1)(7)			367,881		4.2	—
							27.1	14.7
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		28.0	27.9	28.0
		Redeemable Preferred Stock(7)			36,267		32.9	44.5
		Common Stock(1)(7)			40,295		3.9	9.6
		Common Stock Warrants(1)(7)			116,065		11.6	27.5
							76.3	109.6
Plumbing Holding Corporation	Building Products	Common Stock(1)(7)			342,500		11.1	—
Sixnet Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.1%	6/12-6/13		36.9	36.7	36.9
		Convertible Preferred Stock(1)(7)			94		0.5	0.5
		Membership Units(1)(7)			446		5.6	2.1
							42.8	39.5
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(7)	3.7%	2/15		8.5	6.2	5.2
		Senior Debt(6)(7)	4.0%	2/15		1.7	1.2	0.1
		Mezzanine Debt(6)(7)	11.0%	2/17		29.5	19.1	—
		Preferred Interest(1)(7)					37.8	—
		Common Interest(1)(7)			22.1%		13.8	—
							78.1	5.3
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.3%	7/14		5.8	5.8	5.8
		Mezzanine Debt(7)	12.6%	6/15		132.0	131.3	132.3
		Convertible Preferred Stock(1)(7)			1,101,673		140.5	127.5
		Common Stock(1)(7)			275,419		27.5	—
							305.1	265.6
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		35.7	35.5	35.7
		Redeemable Preferred Stock(7)			122,017		10.8	16.5
		Common Stock(1)(7)			128,175		2.3	25.7
		Common Stock Warrants(1)(7)			56,819		1.4	11.4
							50.0	89.3
Spring Air International, LLC	Household Durables	Common Membership Units(1)			49%		2.7	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/11-12/12		23.9	20.5	21.6
		Preferred Membership Units(7)			20,000		22.1	14.6
		Common Units(1)(7)			490,000		2.0	18.4
							44.6	54.6
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)(7)					—	0.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2011 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	14.0%	2/15		6.4	6.4	6.4
		Redeemable Preferred Stock(1)(7)			301,556		7.9	7.8
		Common Stock Warrants(1)(7)			6,862		0.2	—
							14.5	14.2
Unwired Holdings, Inc.	Household Durables	Senior Debt(7)	8.5%	6/11-6/12		15.9	15.9	15.9
		Mezzanine Debt(7)	14.5%	6/12		32.4	10.7	26.1
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							42.5	42.0
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	14.5%	10/13-10/14		20.7	20.5	20.7
		Common Stock(1)(7)			19,780		24.7	65.5
							45.2	86.2
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	12/12		6.0	6.0	6.0
		Redeemable Preferred Membership Units(1)(7)			3,796,269		3.0	7.3
		Common Membership Units(1)(7)			27,400		1.9	2.3
							10.9	15.6
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		87.1	86.7	87.1
		Convertible Preferred Stock(7)			703,406		98.7	153.8
		Common Stock(1)(7)			175,853		17.6	31.4
							203.0	272.3

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		13.3	3.7
Subtotal Control Investments (52% of total investments at fair value)							$3,717.7	$2,913.6
Total Investment Assets							$7,535.2	$5,652.3

Counterparty	Instrument	Interest Rate (5)	Expiration Date (5)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Float/ Receive Fixed(7)	LIBOR/5.1%	8/19	1	$(16.5)	$—	$5.4
Subtotal Derivative Assets						$—	$5.4

DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	$299.2	$—	$(27.1)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	2/13-8/17	5	294.8	—	(32.5)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.0%/LIBOR	4/12-11/19	4	268.2	—	(18.9)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(10.1)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	49.2	—	(3.3)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(3.5)
Subtotal Derivative Liabilities						$—	$(95.4)
Total Derivative Agreements, Net						$—	$(90.0)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) March 31, 2011 (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(7)(9)
DWS Prime Money Market Service	$8.4	$8.4
Dreyfus Cash Mgmt	8.4	8.4
Fidelity Money Market Pt CI I	6.0	6.0
AIM STIT Liquid Asset P-CSM 7D	4.0	4.0
Federated Money Market Prime Oblig IO	4.0	4.0
Morgan Stanley Liq Prime Instl Fds	4.0	4.0
Federated Prime Oblig Fd #10	4.0	4.0
Dreyfus Ins Cash Advantage I	4.0	4.0
Blackrock Liquidity Temp Fund #24	2.0	2.0
Total Money Market Funds	$44.8	$44.8

(1)	Non-income producing.

(2)	Publicly traded company or a consolidated subsidiary of a public company.

(3)	International investment.

(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(5)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.

(6)	Loan is on non-accrual status and therefore considered non-income producing.

(7)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.

(8)	Portfolio company has filed for reorganization under Chapter 11 of the United States Code.

(9)	Included in cash and cash equivalents on our consolidated balance sheets.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
AFA Investment Inc.	Food Products	Senior Debt(6)	12.5%	2/15		$5.3	$4.0	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	11/13-11/14		68.6	68.1	68.8
		Convertible Preferred Stock(7)			70,752		98.6	117.5
		Common Stock(1)(7)			17,687,156		17.7	22.4
							184.4	208.7
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.1%	9/13		15.7	15.6	15.3
American Acquisition, LLC	Capital Markets	Senior Debt(7)	13.8%	12/12		20.8	20.6	19.3
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.6	15.1
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		16.8	16.8	16.8
		Mezzanine Debt(7)	18.6%	1/15		26.3	26.1	26.3
		Convertible Preferred Stock(1)(7)			148,742		24.3	17.4
		Common Stock(1)(7)			7,829		1.3	—
							68.5	60.5
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.6
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Berry-Hill Galleries, Inc.	Distributors	Senior Debt(7)	13.8%	3/11		8.5	8.5	8.1
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest					3.0	3.0
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.2%	9/14		30.0	29.8	23.2
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	5.5%	10/13		15.0	15.0	13.5
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Mezzanine Debt(7)	15.0%	11/16		56.2	55.8	56.2
		Redeemable Preferred Stock(7)			11,086		11.0	11.1
		Convertible Preferred Stock(1)(7)			926,800		92.7	106.2
		Common Stock(1)(7)			194,200		19.4	—
							178.9	173.5
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.0%	3/12-4/13		53.0	52.7	51.5
		Common Stock(1)			583		0.6	0.8
							53.3	52.3
Contec, LLC	Household Durables	Mezzanine Debt(7)	14.0%	9/15-9/16		135.0	133.9	123.5
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.3%	2/14		20.5	20.5	15.6
DelStar, Inc.	Building Products	Mezzanine Debt(7)	14.0%	12/12		19.5	19.4	19.5
		Redeemable Preferred Stock(7)			26,613		22.2	39.1
		Convertible Preferred Stock(7)			29,569		3.6	3.6
		Common Stock Warrants(1)(7)			89,020		16.9	5.8
							62.1	68.0
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.5	1.5
		Common Units(1)			3,830,068		0.7	3.0
							2.2	4.5
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		15.4	15.3	15.4
		Mezzanine Debt(6)(7)	15.5%	11/14		16.3	11.8	4.7
		Redeemable Preferred Stock(1)(7)			919		0.9	—
		Convertible Preferred Stock(1)(7)			861,364		20.9	—
							48.9	20.1
Ford Motor Company(2)	Automobiles	Senior Debt(7)	3.0%	12/13		6.5	6.4	6.4
FPI Holding Corporation	Food Products	Senior Debt(7)	8.6%	10/11-5/13		18.2	18.1	18.2
		Senior Debt(6)(7)	15.8%	6/14-6/15		18.5	12.8	3.1
		Mezzanine Debt(6)(7)	21.6%	6/15-5/16		29.7	17.3	—
		Redeemable Preferred Stock(1)(7)			4,469		39.1	—
		Convertible Preferred Stock(1)(7)			21,715		23.3	—
		Common Stock(1)(7)			5,429		5.8	—
							116.4	21.3
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.5	3.2	1.7

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Hoppy Holdings, Corp.	Auto Components	Mezzanine Debt(7)	15.1%	7/12		40.5	40.4	41.0
		Redeemable Preferred Stock(7)			2,915		8.1	8.1
							48.5	49.1
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		42.2	41.9	42.3
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	14.1
Jones Stephens Corp.(8)	Building Products	Mezzanine Debt(6)(7)	13.0%	9/13		11.7	11.1	—
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(7)	5.3%	12/14		22.5	18.9	14.8
LabelCorp Holdings, Inc.	Paper & Forest Products	Senior Debt(7)	8.0%	8/13-8/14		2.9	2.6	2.6
		Mezzanine Debt(7)	14.0%	8/15-8/16		45.5	45.1	40.2
							47.7	42.8
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		7.7	7.6	7.1
		Warrant(1)			12.5%		0.8	3.5
							8.4	10.6
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.4%	7/11-11/11		127.3	127.1	128.0
		Mezzanine Debt(7)	13.9%	7/11-5/12		55.0	54.8	55.0
		Convertible Preferred Stock(7)			435,724		61.2	100.3
		Common Stock(1)(7)			208,276		2.8	3.2
		Common Stock Warrants(1)(7)			222,156		18.6	27.9
							264.5	314.4
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.6%	3/15		5.0	5.0	3.9
NBD Holdings Corp.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	8/13		48.1	47.7	48.6
		Convertible Preferred Stock(1)			84,174		8.7	7.8
		Common Stock(1)			633,408		0.1	—
							56.5	56.4
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.9	4.0	3.3
Nivel Holdings, LLC	Distributors	Senior Debt(7)	11.3%	10/12-10/13		58.7	58.4	58.8
Orchard Brands Corporation	Internet & Catalog Retail	Senior First Lien Debt(6)(7)	4.3%	4/13		108.8	100.4	49.7
		Senior Second Lien Debt(6)(7)	9.8%	4/14		289.7	197.8	—
							298.2	49.7
Orion Foundry, Inc.(2)(3)	Internet Software & Services	Senior Debt(7)	9.0%	6/14		25.9	24.5	22.3
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	18.0%	7/13		40.2	40.0	40.2
		Convertible Preferred Stock(1)(7)			14,938		14.9	4.5
							54.9	44.7
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.3%	7/13		3.4	3.3	3.0
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)(7)			173,060		6.4	—
Phillips & Temro Industries, Inc.	Auto Components	Common Stock Warrants(1)(7)			5,000,000		—	6.8
Qioptiq S.A.R.L.(3)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	10.0%	3/18		32.6	32.4	32.1
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	6.6%	12/13-12/14		23.2	22.9	20.0
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	16.2%	10/14-11/15		106.5	105.9	106.5
		Convertible Preferred Stock(1)(7)			1,541		154.2	24.8
		Common Stock(1)(7)			15,414		1.5	—
							261.6	131.3
Roark - Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.4	17.3	17.4
		Convertible Preferred Stock(1)(7)			77,640,000		7.8	13.8
		Common Stock(1)(7)			78,242		0.1	—
							25.2	31.2
Seroyal Holdings, L.P.(3)	Pharmaceuticals	Redeemable Preferred Units			32,462		0.9	1.1
		Common Units(1)			95,280		0.8	1.5
		Common Unit Warrants(1)			41,661		0.1	0.6
							1.8	3.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.7%	8/13-8/14		40.5	40.2	39.2
		Mezzanine Debt(7)	15.5%	8/15-8/16		40.3	39.9	33.7
		Mezzanine Debt(6)(7)	17.5%	8/17		28.3	18.7	23.7
							98.8	96.6
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		57.8	57.4	57.8
		Mezzanine Debt(7)	15.3%	6/15-6/16		53.3	52.9	53.3
		Convertible Preferred Stock(1)(7)			84,043		40.7	27.2
							151.0	138.3
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	7.1%	8/14		36.4	36.2	28.9
		Senior Debt(6)(7)	7.8%	8/14		12.1	11.5	5.9
							47.7	34.8
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		82.0	81.5	73.4
		Mezzanine Debt(7)	19.5%	11/15		29.5	29.4	27.5
		Convertible Preferred Stock(1)(7)			8,263,171		9.1	9.7
							120.0	110.6
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.6	42.1
triVIN, Holdings, Inc.	IT Services	Mezzanine Debt(7)	15.0%	6/14-6/15		21.0	20.9	21.0
		Convertible Preferred Stock(7)			247,000,000		32.9	42.6
		Common Stock(1)(7)			6,319,923		6.3	8.8
							60.1	72.4
Tyden Cayman Holdings Corp.(3)	Electronic Equipment, Instruments & Components	Common Stock(1)			3,218,667		3.8	5.6
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13-9/14		3.9	3.9	3.9
		Mezzanine Debt(7)	14.6%	7/14-9/15		95.0	94.5	94.1
		Convertible Preferred Stock(1)(7)			2,008,575		210.0	55.7
		Common Stock(1)(7)			502,144		49.9	—
							358.3	153.7
WWC Acquisitions, Inc.	Professional Services	Senior Debt(7)	7.0%	12/11-12/13		34.0	33.7	33.9

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	2/17-2/18		12.4	4.5	0.8
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	4/17		14.0	8.7	0.4
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	12/17		14.8	10.2	1.1
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.6%	7/17		112.5	67.1	12.8
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.2%	10/17		11.1	8.1	0.3
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.1%	11/37-12/37		12.8	6.4	—
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	8/17		20.8	12.4	1.1
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	12/19		24.8	21.9	0.2
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	7/17		7.0	4.1	0.1
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.6%	7/17		87.2	55.6	0.3
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	8/17		36.6	22.6	2.0
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.2%	7/23-7/24		19.4	7.4	0.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	8/17		32.8	19.2	1.5
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	5/17		20.0	11.6	0.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	10/17		85.1	55.5	1.3
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.3%	10/17-9/24		96.2	41.9	6.2
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	11/16		5.0	3.2	0.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes(7)				8.5	8.3	5.5
		Subordinated Notes(7)				25.9	18.8	18.4
							27.1	23.9
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes(7)				20.0	18.0	11.0
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares(7)			6,241		4.6	2.5
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities(7)			13,796		5.9	8.2
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes(7)				15.0	12.4	12.8
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes(7)				2.0	1.6	1.4
Cent CDO 12 Limited	Diversified Financial Services	Income Notes(7)				26.4	18.1	20.8
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes(7)				5.0	2.5	3.0
Champlain CLO	Diversified Financial Services	Preferred Securities(7)			1,000,000		0.8	0.2
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)(7)			360		6.7	0.7
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares(7)			34,170,000		23.0	8.2
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities(7)			3,089,177		3.2	0.7
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes(7)				15.0	13.0	8.4
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities(7)			5,750,000		2.3	2.3
Flagship CLO V	Diversified Financial Services	Deferrable Notes(7)				1.7	1.3	1.2
		Subordinated Securities(7)			15,000		10.4	9.7
							11.7	10.9
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes(1)(7)				4.0	2.0	0.9
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes(7)				6.7	8.0	2.0
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes(7)				9.0	6.2	6.2
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes(7)				7.0	6.5	5.5
Mayport CLO Ltd.	Diversified Financial Services	Income Notes(7)				14.0	11.5	9.7
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities(7)			10,000		6.6	7.8
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities(7)			5,000,000		1.7	2.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes(7)				14.0	15.3	3.7
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities(7)			20,000,000		14.9	13.1
Subtotal Non-Control / Non-Affiliate Investments (50% of total investments at fair value)							$3,854.2	$2,718.9

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$6.7	$6.7	$6.2
		Redeemable Preferred Stock(1)(7)			859		1.6	0.3
		Common Stock(1)(7)			3,061		4.9	—
							13.2	6.5
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/12-3/15		13.3	13.3	12.2
		Common Stock(1)(7)			110,684		11.7	6.9
							25.0	19.1
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	12/11		4.4	3.2	1.8
		Common Stock(1)(7)			8,569,905		25.4	—
							28.6	1.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)(7)			5,592,367		8.9	9.7
IEE Holding 1 S.A.(3)	Auto Components	Common Stock(1)			250,000		4.5	—
IS Holdings I, Inc.	Software	Redeemable Preferred Stock(7)			1,297		1.9	1.9
		Common Stock(1)(7)			1,165,930		—	11.6
							1.9	13.5
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		24.5	18.4	14.6

Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)(7)			4,213		2.7	4.0
Qualitor Component Holdings, LLC	Auto Components	Mezzanine Debt(7)	17.1%	7/13		39.6	39.4	39.5
		Redeemable Preferred Units(1)			3,150,000		3.2	—
		Common Units(1)			350,000		0.3	—
							42.9	39.5
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(1)			7,075		0.7	1.9
		Common Stock(1)			40,688		0.6	0.3
							1.3	2.2
WFS Holding, LLC	Software	Preferred Interest(1)			20,403,772		3.0	2.7
Subtotal Affiliate Investments (2% of total investments at fair value)							$150.4	$113.6

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)(7)			589		$14.5	$1.8
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$4.7	3.7	4.6
		Common Stock(1)(7)			100%		11.5	—
							15.2	4.6
American Capital, LLC	Capital Markets	Common Membership Interest(7)			100%		58.2	128.5
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		43.0	42.6	43.0
		Redeemable Preferred Stock(7)			403,357		36.1	51.8
		Common Stock(1)(7)			128,681		10.8	1.2
		Common Stock Warrants(1)(7)			204,663		17.3	1.9
							106.8	97.9
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		0.7	0.7	0.7
		Mezzanine Debt(7)	17.0%	8/12		60.9	60.7	63.0
		Redeemable Preferred Stock(1)(7)			15,107		14.1	21.0
		Convertible Preferred Stock(1)(7)			2,549,410		8.7	—
		Preferred Stock Warrants(1)(7)			230,681		1.0	—
							85.2	84.7
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)(7)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.3%	5/13		17.1	17.7	17.7
		Redeemable Preferred Stock(1)(7)			21,215		42.8	18.2
							60.5	35.9
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	5/11		5.0	4.9	0.2
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)(7)			11,532,842		12.4	21.6
Core Financial Holdings, LLC	Diversified Financial Services	Common Units(1)(7)			57,940,360		48.2	6.0
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.7%	11/13-11/15		40.8	40.5	40.8
		Mezzanine Debt(6)(7)	3.8%	11/16		28.5	25.6	13.9
		Convertible Preferred Stock(1)(7)			389,759		40.5	—
		Common Stock(1)(7)			97,440		10.1	—
							116.7	54.7
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		13.9	13.8	13.9
		Common Stock(1)(7)			583		11.1	13.4
							24.9	27.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.8%	7/13		8.6	8.6	8.6
		Mezzanine Debt(6)(7)	8.0%	7/13		17.5	13.4	3.9
		Redeemable Preferred Stock(1)(7)			21,113		8.9	—
		Convertible Preferred Stock(1)(7)			7,929		6.0	—
		Common Stock(1)(7)			11,261		1.1	—
		Common Stock Warrants(1)(7)			1,078,792		13.1	—
							51.1	12.5
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt(7)	7.3%	7/12		28.3	28.2	28.3
		Ordinary Shares(1)(7)			431,895,528		1,267.3	607.9
							1,295.5	636.2
European Touch, LTD. II	Leisure Equipment & Products	Senior Debt(7)	9.0%	8/11-1/12		0.9	0.9	0.9
		Mezzanine Debt(6)(7)	16.0%	3/11		20.9	13.5	1.8
		Redeemable Preferred Stock(1)(7)			263		0.3	—
		Common Stock(1)(7)			1,688		0.9	—
		Common Stock Warrants(1)(7)			7,105		3.7	—
							19.3	2.7
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.4	45.1	45.4
		Common Membership Units(1)(7)			58,297		44.5	17.5
							89.6	62.9
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.0	39.8	40.0
		Mezzanine Debt(7)	18.6%	4/14-10/14		34.1	34.0	34.1
		Mezzanine Debt(6)(7)	22.5%	10/14		17.2	8.5	8.5
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							98.5	82.6
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)(7)			31,250		8.1	5.6
Fosbel Global Services (LUXCO) S.C.A.(3)	Commercial Services & Supplies	Mezzanine Debt(7)	17.3%	12/13		25.9	25.8	25.8
		Mezzanine Debt(6)(7)	20.0%	12/14		27.1	20.7	23.0
		Redeemable Preferred Stock(1)			18,449,456		18.4	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							68.1	48.8
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	8.5%	5/11		9.2	9.2	9.2
		Mezzanine Debt(6)(7)	15.0%	5/12		10.7	9.2	1.1
		Redeemable Preferred Stock(1)(7)			14,042,095		12.8	—
		Common Stock(1)(7)			6,088,229		2.3	—
							33.5	10.3
Future Food, Inc.	Food Products	Senior Debt(7)	5.3%	8/11		1.6	1.6	1.6
		Senior Debt(6)(7)	5.3%	8/11		15.4	15.2	10.0
		Common Stock(1)(7)			64,917		13.0	—
		Common Stock Warrants(1)(7)			6,500		1.3	—
							31.1	11.6
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.6%	1/11-10/11		19.1	19.1	19.1
		Senior Debt(6)(7)	12.8%	10/11		6.1	4.5	2.0
		Mezzanine Debt(6)(7)	24.5%	10/12		16.1	6.6	—
		Convertible Preferred Stock(1)(7)			4,000		1.0	—
		Common Stock(1)(7)			2.5%		0.7	—
							31.9	21.1
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	7.0%	9/11		11.8	9.8	4.7
		Redeemable Preferred Stock(1)(7)			24,087,546		31.2	—
							41.0	4.7
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)(7)	4.5%	3/11		9.4	9.4	7.6
		Convertible Preferred Stock(1)(7)			10,196		3.0	—
		Common Stock(1)(7)			14,250		4.8	—
							17.2	7.6

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		2.9	—	1.1
		Redeemable Preferred Stock(1)			13,709		9.2	—
							9.2	1.1
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.9	18.9	18.9
		Mezzanine Debt(7)	8.0%	12/14		43.2	43.1	43.2
		Redeemable Preferred Stock(1)(7)			6,160		4.2	7.4
		Convertible Preferred Stock(1)(7)			15,797		12.2	—
		Common Stock(1)(7)			14,000		1.4	—
		Common Stock Warrants(1)(7)			464,242		2.9	—
							82.7	69.5
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.3%	8/12		3.4	3.4	3.4
		Mezzanine Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)(7)			7,496		8.1	4.7
							17.0	13.6
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.3%	3/11		2.7	2.7	3.0
		Mezzanine Debt(6)(7)	18.0%	2/13		12.9	8.9	5.0
							11.6	8.0
Medical Billing Holdings, Inc.	IT Services	Mezzanine Debt(7)	15%	9/13		11.3	11.2	11.3
		Convertible Preferred Stock(1)(7)			13,199,000		13.2	14.1
		Common Stock(1)(7)			3,299,582		3.3	—
							27.7	25.4
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)(7)			100		7.3	4.3
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		6.2	—
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.3%	2/13-2/14		27.4	27.2	27.4
		Redeemable Preferred Stock(7)			2,485		1.2	1.1
		Convertible Preferred Stock(1)(7)			38,192		13.6	14.8
							42.0	43.3
NECCO Holdings, Inc.	Food Products	Senior Debt(7)	6.5%	8/13		17.2	17.2	17.2
		Senior Debt(6)(7)	18.0%	11/13		19.0	16.6	1.6
		Common Stock(1)(7)			782,609		0.1	—
							33.9	18.8
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		42.9	33.0	24.2
		Common Membership Units(1)(7)			7,450		4.9	—
							37.9	24.2
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	17.0%	8/14		65.6	65.3	65.6
		Mezzanine Debt(6)(7)	20.0%	8/14-10/14		81.0	53.3	13.3
		Common Membership Units(1)(7)			478,488		17.5	—
							136.1	78.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.3%	12/11-12/12		8.0	7.9	7.9
		Mezzanine Debt(6)(7)	18.2%	12/14		20.1	15.4	7.2
		Common Stock(1)(7)			367,881		4.2	—
							27.5	15.1
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		27.8	27.6	27.8
		Redeemable Preferred Stock(7)			36,267		32.1	43.7
		Common Stock(1)(7)			40,295		3.9	7.8
		Common Stock Warrants(1)(7)			116,065		11.6	22.5
							75.2	101.8
Sixnet Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.1%	6/12-6/13		36.9	36.8	36.9
		Convertible Preferred Stock(1)(7)			94		0.5	0.5
		Membership Units(1)(7)			446		5.6	2.2
							42.9	39.6
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(7)	3.8%	2/15		10.2	7.3	7.9
		Mezzanine Debt(6)(7)	11.0%	2/17		28.7	19.0	—
		Preferred Interest(1)(7)					37.8	—
		Common Interest(1)(7)			22.1%		13.8	—
							77.9	7.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.3%	7/14		5.8	5.8	5.8
		Mezzanine Debt(7)	12.6%	6/15		130.4	129.7	130.7
		Convertible Preferred Stock(7)			1,101,673		138.3	125.2
		Common Stock(1)(7)			275,419		27.5	—
							301.3	261.7
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		35.5	35.3	35.5
		Redeemable Preferred Stock(7)			122,017		10.5	16.2
		Common Stock(1)(7)			128,175		2.3	22.6
		Common Stock Warrants(1)(7)			56,819		1.4	10.0
							49.5	84.3
Spring Air International, LLC	Household Durables	Common Membership Units(1)			49%		2.7	0.4
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/11-12/12		22.6	19.0	19.0
		Preferred Membership Units(7)			20,000		21.5	13.3
		Common Units(1)(7)			490,000		2.0	7.3
							42.5	39.6
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)(7)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	10.0%	2/11-2/12		6.4	6.3	6.4
		Redeemable Preferred Stock(1)(7)			301,556		7.9	5.9
		Common Stock Warrants(1)(7)			6,862		0.2	—
							14.4	12.3
Unwired Holdings, Inc.	Household Durables	Senior Debt(7)	8.4%	6/11-6/12		16.0	16.0	16.0
		Mezzanine Debt(7)	14.5%	6/12		20.3	10.0	25.3
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							41.9	41.3
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	14.5%	10/13-10/14		20.6	20.4	20.5
		Common Stock(7)			19,780		24.7	65.5
							45.1	86.0
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	1/12		6.1	6.1	6.1
		Redeemable Preferred Membership Units(1)(7)			3,796,269		3.0	4.7
		Common Membership Units(1)(7)			27,400		1.9	—
							11.0	10.8
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		86.7	86.2	86.7
		Convertible Preferred Stock(7)			703,406		96.7	161.1
		Common Stock(1)(7)			175,852		17.6	33.7
							200.5	281.5
WSACS RR Holdings, LLC	Real Estate	Common Membership Units(1)(7)			3,384,616		3.4	—

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		13.0	2.3
Subtotal Control Investments (48% of total investments at fair value)							$3,693.7	$2,642.4
Total Investment Assets							$7,698.3	$5,474.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Counterparty	Instrument	Interest Rate (5)	Expiration Date (5)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.1%/LIBOR	8/19	1	$7.0	$—	$3.7
Subtotal Derivative Assets						$—	$3.7

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	4/12-11/19	4	$329.1	$—	$(23.5)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.4%/LIBOR	2/13-8/17	5	307.6	—	(34.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	285.9	—	(28.4)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(11.9)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	43.2	—	(3.2)
Fortis Financial Services LLC	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.1)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP(7)		2/11	1	4.6	—	(0.9)
Subtotal Derivative Liabilities						$—	$(106.0)
Total Derivative Agreements, Net						$—	$(102.3)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(7)(9)
Dreyfus Cash Mgmt	$20.5	$20.5
DWS Prime Money Market Service	20.2	20.2
AIM STIT Liquid Asset P-CSM 7D	20.0	20.0
Federated Money Market Prime Oblig IO	14.0	14.0
Morgan Stanley Liq Prime Instl Fds	13.0	13.0
Dreyfus Ins Cash Advantage I	11.5	11.5
Federated Tax-Free Obligation Fund	12.0	12.0
Federated Prime Oblig Fd #10	11.5	11.5
Fidelity Money Market Pt CI I	11.0	11.0
Blackrock Liquidity Temp Fund #24	11.0	11.0
Total Money Market Funds	$144.7	$144.7

(1)	Non-income producing.

(2)	Publicly traded company or a consolidated subsidiary of a public company.

(3)	International investment.

(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”).

Reclassifications

We have reclassified certain prior period amounts in our interim consolidated financial statements to conform to our current period presentation.

Note 2.	Organization

We are a non-diversified, closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyout®”) or sponsored by other private equity funds (“Private Equity Buyouts”) and provide capital directly to early stage and mature private and small public companies. We refer to these investments as our private finance portfolio. We also invest in structured financial product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us. Our primary business objectives are to increase our taxable income, net realized earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

Note 3.	Investments

Our investments consist of loans and securities issued by public and privately-held companies, including senior debt, mezzanine debt, equity warrants and preferred and common equity securities. Certain of our investments do not produce current income. These investments typically consist of equity warrants, common equity and preferred equity and are identified in the accompanying consolidated schedules of investments. We also have investments in both investment grade and non-investment grade Structured Products.

We fair value our investments in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as determined in good faith by our Board of Directors. When available, we base the fair value of our investments on directly observable market prices or on market data derived for comparable assets. For all other investments, inputs used to measure fair value reflect management's best estimate of assumptions that would be used by market participants in pricing the investment in a hypothetical transaction. For these investments, we estimate the fair value of our senior debt, mezzanine debt, redeemable and convertible preferred equity, common equity and equity warrants using either an enterprise value waterfall methodology or a market yield valuation methodology that generally combines market, income and cost approaches and our Structured Products using a market yield valuation methodology that combines market and income approaches.

Under the enterprise value waterfall methodology, we estimate the enterprise value of a portfolio company and then waterfall the enterprise value over the portfolio company's securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, we prepare an analysis of traditional valuation methodologies including valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value the portfolio company's assets, third-party valuations of the

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

portfolio company, offers from third-parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. Significant inputs in these valuation methodologies to estimate enterprise value include the historical or projected operating results of the portfolio company, selection of comparable companies, discounts or premiums to the prices of comparable companies and discount rates applied to the forecasted cash flows. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. The selection of a population of comparable companies requires significant judgment including a qualitative and quantitative analysis of the comparability of the companies. In determining a discount or premium, if any, to prices of comparable companies, we use significant judgment for factors such as size, marketability and relative performance. In determining a discount rate to apply to forecasted cash flows, we use significant judgment in the development of an appropriate discount rate including the evaluation of an appropriate risk premium.

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

As of March 31, 2011 and December 31, 2010, we had an investment in European Capital Limited (“European Capital”), a wholly-owned investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including the yield and tenor of European Capital's credit facilities, an implied required market return on equity by market participants and recent public comparables, which indicate fair values at a discount to the NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions used to develop the discount could have a material impact on the determination of fair value. See Note 9 for unfunded commitments related to European Capital.

Significant inputs to the market yield valuation methodology for senior debt, mezzanine debt and redeemable preferred equity include third-party broker quotes, estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. We estimate the remaining life based on market data of the average life of similar loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life used to estimate the fair value of our loans is generally shorter than the legal maturity of the loans since our loans have historically been prepaid prior to the maturity date. The current interest rate spreads used to estimate the fair value of our loans is based on our experience of current interest rate spreads on similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis. A change in the unobservable inputs and assumptions that we use to estimate the fair value of our loans could have a material impact on the determination of fair value.

Significant inputs to the market yield valuation methodology for Structured Products include third-party broker quotes, sales of the same or similar securities, and our cash flow forecasts subject to assumptions a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates, industry research reports and transactions of securities and indices with similar structure and risk characteristics. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices.

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

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,188	$1,188
Mezzanine debt	—	—	1,771	1,771
Preferred equity	—	—	1,127	1,127
Common equity	—	—	1,253	1,253
Structured Products	—	—	230	230
Equity warrants	—	—	83	83
Derivative agreements, net	—	—	(90)	(90)
Total	$—	$—	$5,562	$5,562

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,282	$1,282
Mezzanine debt	—	—	1,783	1,783
Preferred equity	—	—	1,134	1,134
Common equity	—	—	998	998
Structured Products	—	—	199	199
Equity warrants	—	—	79	79
Derivative agreements, net	—	—	(102)	(102)
Total	$—	$—	$5,373	$5,373

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables sets forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended March 31, 2011 and 2010:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Equity Warrants	Derivative Agreements, Net	Total
Balances, January 1, 2011	$1,282	$1,783	$1,134	$998	$199	$79	$(102)	$5,373
Realized gains (losses)(1)	1	—	6	(2)	—	—	(13)	(8)
Reversal of prior period (appreciation) depreciation on realization(2)	2	—	(10)	—	—	(1)	11	2
Unrealized appreciation(2)(3)	14	16	5	271	39	5	2	352
Purchases(4)	27	52	32	3	—	—	—	114
Sales(5)	(8)	—	(78)	(17)	—	—	—	(103)
Settlements(6)	(130)	(80)	38	—	(8)	—	12	(168)
Balances, March 31, 2011	$1,188	$1,771	$1,127	$1,253	$230	$83	$(90)	$5,562

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Structured Products	Equity Warrants	Derivative Agreements, Net	Total
Balances, January 1, 2010	$1,791	$1,938	$1,049	$510	$167	$54	$(113)	$5,396
Realized gains (losses)(1)	(1)	(22)	2	(80)	(1)	(5)	(16)	(123)
Reversal of prior period depreciation on realization(2)	6	12	—	78	2	5	14	117
Unrealized appreciation (depreciation)(2)(3)	22	67	(4)	74	—	9	(21)	147
Purchases, sales, issuances & settlements, net(7)	(54)	—	37	(20)	(2)	—	16	(23)
Balances, March 31, 2010	$1,764	$1,995	$1,084	$562	$166	$63	$(120)	$5,514

(1)
Included in net realized loss on investments in the consolidated statements of operations. Excludes gains (losses) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency. Also excludes realized gains (losses) from other assets and liabilities.

(2)	Included in net unrealized appreciation of investments in the consolidated statements of operations.

(3)
Excludes unrealized appreciation (depreciation) related to foreign currency translation for American Capital assets and liabilities not measured at fair value that are denominated in a foreign currency.

(4)
Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, the accrual or allowance of PIK interest or cumulative dividends, the amortization of discounts, premiums and closing fees.

(5)	Includes the sale of equity investments, collection of cumulative dividends, loan syndications and loan sales.

(6)
Includes principal repayments on debt investments, collection of PIK interest, collection of accreted loan discounts, the exchange of one or more existing securities for one or more new securities and net interest rate derivative periodic interest payments.

(7)
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

As of March 31, 2011 and December 31, 2010, loans on non-accrual status had a cost basis of $663 million and $702 million, respectively, and a fair value of $227 million and $239 million, respectively. As of March 31, 2011 and December 31, 2010, accruing loans with a cost basis of $3 million and $47 million, respectively, were greater than 90 days past due.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The composition summaries of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2011	December 31, 2010
COST
Mezzanine debt	25.1%	25.0%
Common equity	24.4%	23.9%
Preferred equity	20.9%	20.5%
Senior debt	20.6%	21.6%
Structured Products	7.8%	7.8%
Equity warrants	1.2%	1.2%
	100.0%	100.0%
FAIR VALUE
Mezzanine debt	31.3%	32.6%
Common equity	22.2%	18.2%
Senior debt	21.0%	23.5%
Preferred equity	19.9%	20.7%
Structured Products	4.1%	3.6%
Equity warrants	1.5%	1.4%
	100.0%	100.0%

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

	March 31, 2011	December 31, 2010
COST
Commercial Services and Supplies	10.5%	10.1%
Household Durables	7.8%	7.6%
Real Estate and Real Estate Investment Trusts	7.1%	7.1%
Internet and Catalog Retail	6.5%	6.0%
Life Sciences Tools and Services	6.2%	5.8%
Hotels, Restaurants and Leisure	5.1%	4.9%
Health Care Providers and Services	4.6%	5.1%
Electrical Equipment	4.6%	4.5%
Auto Components	4.3%	4.2%
Food Products	3.9%	3.8%
Professional Services	3.3%	3.3%
IT Services	3.0%	3.7%
Diversified Financial Services	2.8%	2.7%
Leisure Equipment and Products	2.8%	2.7%
Computers and Peripherals	2.6%	2.5%
Health Care Equipment and Supplies	2.5%	2.6%
Pharmaceuticals	2.5%	2.5%
Aerospace and Defense	2.3%	2.2%
Electronic Equipment, Instruments and Components	2.2%	2.1%
Construction and Engineering	2.1%	2.0%
Building Products	2.0%	2.3%
Diversified Consumer Services	1.8%	1.8%
Other	9.5%	10.5%
	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	March 31, 2011	December 31, 2010
FAIR VALUE
Commercial Services and Supplies	14.0%	13.6%
Electrical Equipment	7.2%	7.0%
Household Durables	6.5%	6.8%
Hotels, Restaurants and Leisure	5.7%	5.6%
Health Care Providers and Services	4.9%	5.6%
Auto Components	4.6%	4.0%
Capital Markets	4.4%	3.2%
Life Sciences Tools and Services	4.1%	3.3%
Health Care Equipment and Supplies	4.0%	4.2%
Professional Services	3.8%	3.9%
Internet and Catalog Retail	3.7%	3.2%
Food Products	3.1%	2.9%
IT Services	3.0%	4.2%
Pharmaceuticals	3.0%	3.0%
Electronic Equipment, Instruments and Components	2.8%	2.8%
Construction and Engineering	2.6%	2.4%
Leisure Equipment and Products	2.5%	2.4%
Computers and Peripherals	2.4%	2.5%
Building Products	2.3%	2.7%
Diversified Consumer Services	2.2%	2.2%
Real Estate and Real Estate Investment Trusts	2.0%	1.7%
Diversified Financial Services	1.9%	1.9%
Aerospace and Defense	1.9%	1.7%
Other	7.4%	9.2%
	100.0%	100.0%

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

	March 31, 2011	December 31, 2010
COST
Southwest	22.1%	21.6%
International	21.4%	20.9%
Mid-Atlantic	19.6%	18.9%
Northeast	13.6%	14.7%
Southeast	9.0%	10.0%
South-Central	8.2%	8.0%
North-Central	5.5%	5.4%
Northwest	0.6%	0.5%
	100.0%	100.0%
FAIR VALUE
Southwest	24.2%	24.9%
Mid-Atlantic	22.2%	20.5%
International	17.6%	14.8%
Northeast	12.7%	14.8%
Southeast	11.1%	12.3%
North-Central	6.0%	6.2%
South-Central	5.6%	6.0%
Northwest	0.6%	0.5%
	100.0%	100.0%

Note 4.	Borrowings

Our debt obligations consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Fixed rate private secured notes due December 2013	$111	$304
Floating rate private secured loans due December 2013	61	168
Fixed rate non-amortizing secured notes due December 2013	524	524
Floating rate non-amortizing secured notes due December 2013	4	4
Unsecured public debt due August 2012	11	11
ACAS Business Loan Trust 2004-1 asset securitization	74	115
ACAS Business Loan Trust 2005-1 asset securitization	400	472
ACAS Business Loan Trust 2006-1 asset securitization	246	274
ACAS Business Loan Trust 2007-1 asset securitization	174	208
ACAS Business Loan Trust 2007-2 asset securitization	137	179
Total	$1,742	$2,259

The daily weighted average debt balance for the three months ended March 31, 2011 and 2010 was $2,001 million and $4,076 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2011 and 2010 was 5.7% and 5.6%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three months ended March 31, 2011 and 2010 was 3.9% and 5.4%, respectively.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

As of March 31, 2011 and December 31, 2010, the aggregate fair value of the above borrowings was $1,708 million and $2,208 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Refinancing Transaction

On June 28, 2010, we refinanced our unsecured revolving line of credit facility and accepted and closed private exchange offers for our public and private unsecured notes, reducing our debt by $1,030 million as of that date. The transaction covered $2,337 million of outstanding unsecured indebtedness as of that date and involved conversion of the line of credit into a term loan facility and the exchange or repayment of outstanding public and private unsecured notes. Under the terms of the refinancing, lenders and noteholders had the option of receiving either cash or new secured debt, in each case in the full principal amount of their pre-transaction debt. Lenders and noteholders that held $1,030 million of debt selected or otherwise received 100% cash for their debt, while lenders and noteholders holding $1,307 million of debt, 56% of pre-transaction debt, elected to receive new secured loans or notes of various series.

Effective upon closing the refinancing, we had $2,924 million of debt, including $1,307 million of secured debt, $11 million of unsecured debt and $1,606 million of securitized debt. As of March 31, 2011, we had $1,742 million of debt, including $700 million of secured debt, $11 million of unsecured debt and $1,031 million of securitized debt.

Unsecured Revolving Credit Facility—On June 28, 2010, we amended and restated the credit agreement (“Amended and Restated Credit Agreement”) for our $1,387 million unsecured revolving credit facility pursuant to which $680 million of our outstanding loans were repaid in cash, and our remaining loans were converted into (i) $277 million of new floating rate secured loans under the Amended and Restated Credit Agreement (“Floating Rate Private Secured Loans”) and (ii) $430 million of new fixed rate secured notes (“Fixed Rate Private Secured Notes”) issued under a new indenture (the “Indenture,” and together with the Amended and Restated Credit Agreement, the “New Debt Agreements”). We also paid a fee of $14 million, or 2% of the principal balance of the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes, to the holders of such debt.

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

Maturity Date and Optional Redemption—The Floating Rate Private Secured Loans, Fixed Rate Private Secured Notes and Secured Non-Amortizing Notes (collectively, the “New Secured Debt”) have a final maturity date of December 31, 2013,

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

unless earlier repaid. Prior to August 1, 2012, the Secured Non-Amortizing Notes may be redeemed at our option in whole or in part from time to time so long as there are no Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes outstanding only at a price equal to (i) 100% of the principal amount being redeemed, plus accrued and unpaid interest to the date of redemption, but without payment of any premium, with Realized Proceeds (as defined in the New Debt Agreements) or (ii) the accrued and unpaid interest on the principal amount being redeemed plus the greater of (a) 100% of the principal amount being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the principal amount being redeemed discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the Indenture for the Secured Non-Amortizing Notes), plus 30 basis points. In addition, the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes may be repaid prior to maturity at our option in whole or in part from time to time at a price equal to 100% of the principal amount repaid, plus accrued and unpaid interest to the payment date.

Scheduled Amortization—The following table sets forth the aggregate scheduled amortization (“Aggregate Scheduled Amortization Amounts”) on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes as of March 31, 2011. The Secured Non-Amortizing Notes are not subject to amortization or other mandatory redemptions. Under the terms of the New Debt Agreements, we may defer payment of up to $200 million of the Aggregate Scheduled Amortization Amounts prior to June 30, 2013, which payment deferral is reflected in the table below.

Date	Aggregate Scheduled Amortization
June 30, 2013	$13 million
Final Maturity	Outstanding Balance

The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory redemptions including (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) an applicable prepayment percentage of any Realized Proceeds, and (iv) an applicable prepayment percentage of Excess Cash Flow (as defined in the New Debt Agreements). However, we are entitled to retain the first $580 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The applicable prepayment percentage is 50% if the aggregate outstanding principal amount of the New Secured Debt is greater than or equal to $950 million and 25% if it is less than $950 million. As of March 31, 2011, the aggregate outstanding principal amount of the New Secured Debt was below $950 million. Any above mandatory or optional redemptions will be applied to the payment of the Aggregate Scheduled Amortization Amounts in direct order of maturity.

Interest—The Floating Rate Private Secured Loans and Floating Rate Non-Amortizing Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion. As of March 31, 2011, the aggregate principal outstanding amount of the New Secured Debt was $700 million. During the three months ended March 31, 2011, the Applicable Percentage was 5.50% as the aggregate outstanding amount of the New Secured Debt was below $1 billion.

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

Date	Aggregate Penalty Amortization
June 30, 2013	$172 million
Final Maturity	Outstanding Balance

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table sets forth the interest rates on our outstanding secured borrowing arrangements as of March 31, 2011:

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

Covenants—The financial covenants under the New Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. We are also subject to additional covenants under the New Debt Agreements. As of March 31, 2011, we were in compliance with all of the covenants under the New Debt Agreements.

Securitizations

As of March 31, 2011, we were in compliance with all of the covenants for our asset securitizations. Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan (as defined in each indenture for the respective asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of March 31, 2011, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of March 31, 2011, our asset securitizations, which have an outstanding balance of $1.0 billion, are secured by portfolio investments and assets with a fair value of approximately $1.8 billion.

Note 5.	Derivative Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We may also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange swap agreements for speculative purposes. We fair value our derivatives in accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty’s credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements. As of March 31, 2011, we were not in default under any of our interest rate swap agreements.

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

During the three months ended March 31, 2011 and 2010, we recorded $13 million of net unrealized appreciation and $6 million of net unrealized depreciation, respectively, from interest rate and foreign exchange swap agreements in the financial statement line item derivative agreements and other in our consolidated statements of operations.

During the three months ended March 31, 2011 and 2010, we recorded a net realized loss of $13 million and $16 million, respectively, from interest rate swap agreements in the financial statement line item derivative agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements.

Credit Risk-Related Contingent Features

Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Derivatives under these agreements in a liability position had a GAAP fair value liability of $39 million as of March 31, 2011. While none of our counterparties had the right to elect to terminate their transactions with us as a result of this provision as of March 31, 2011, the termination liability would have been $44 million as of such date. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our interest rate swap agreements also contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. Derivatives under these agreements in a liability position had a GAAP fair value liability of $11 million as of March 31, 2011. While none of our counterparties had the right to elect to terminate their transactions with us as a result of this provision as of March 31, 2011, the termination liability would have been $12 million as of such date. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

We have agreed to guarantee the payment of (i) any swap breakage costs related to the interest rate swap agreements held by our asset securitization trusts prior to the occurrence of an event of default under the respective asset securitizations, and (ii) any such swap breakage costs in excess of $500,000 after the occurrence of an event of default under such asset securitizations. Derivatives under these agreements in a liability position had a GAAP fair value liability of $45 million as of March 31, 2011 and are included in our consolidated balance sheets. If such interest rate swap agreements could have been terminated early in accordance with their terms as of March 31, 2011, the aggregate termination liability would have been $49 million. The difference between the GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards and contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is net earnings (loss). As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in computing basic EPS, even if we have positive net operating income. For the three months ended March 31, 2011 and 2010, 12.3 million shares and 2.3 million stock options and unvested shares under our deferred compensation plan were included in our diluted weighted average shares outstanding, respectively.

Stock options and unvested shares under our deferred compensation plan of 11.6 million and 21.2 million for the three months ended March 31, 2011, and 2010, respectively, were not included in the computation of diluted EPS either because the respective exercise prices are greater than the average market value of the underlying stock or their inclusion would have been

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

anti-dilutive.

Note 7.	Commitments

As of March 31, 2011, we had commitments under loan and financing agreements to fund up to $253 million to 31 portfolio companies, with $115 million of the commitments related to an undrawn revolving credit facility for European Capital (see Note 9). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 8.	Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income based on our tax fiscal year. Ordinary taxable income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its taxable ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions.” As permitted by the Code, a RIC can designate dividends paid in the subsequent tax fiscal year as dividends of current year ordinary income and net long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax fiscal year. We have distributed, or intend to distribute, sufficient dividends to eliminate taxable income for all of our prior and current tax fiscal years. However, we may elect to not distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to income tax on such undistributed amounts. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax fiscal year, we would be subject to income tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on September 30. For our tax fiscal year ended September 30, 2011, we expect to have a taxable ordinary loss and a net long-term capital loss.

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the three months ended March 31, 2011 and 2010, we did not accrue federal excise tax because we distributed, or intend to distribute, sufficient dividends to eliminate any federal excise tax or we expect to have taxable ordinary losses and capital losses for the respective excise tax years.

Note 9.	Investment in European Capital

In February 2008, we entered into a loan agreement to provide a $400 million subordinated, unsecured revolving credit facility (the “Term A Facility”) to European Capital with an original maturity in February 2011. In October 2008, we amended the loan agreement to provide an additional $250 million Term B Facility (the “Term B Facility”) to European Capital. In June 2009, American Capital and European Capital entered into an agreement whereby the outstanding borrowings under the Term A Facility of $319 million were exchanged for 325.1 million ordinary shares of European Capital and the Term A Facility commitment amount was reduced from $400 million to $87 million. In March 2010, we amended the Term A Facility to further reduce the commitment amount from $87 million to $53 million, extend the maturity date to June 2012, and change the interest rate to LIBOR plus 7.00% payable in kind, and to terminate the Term B Facility. In March 2011, we further amended the Term A Facility to increase the commitment amount from $53 million to $150 million and extend the maturity date to December 2013. As of March 31, 2011, there was a $35 million outstanding balance under the Term A Facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital’s financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:

•Executive Overview

•Results of Operations

•Financial Condition, Liquidity and Capital Resources

•Forward-Looking Statements

EXECUTIVE OVERVIEW

We are a publicly traded private equity firm and a global asset manager. Our $5.7 billion on-balance sheet investment portfolio consists of investments in senior debt, mezzanine debt and equity in controlled and non-controlled private and public companies and structured product investments (“Structured Products”), including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities. We are also an alternative asset manager with approximately $31 billion of assets under management across four private funds and one public fund.

American Capital Investing Activity

We invest in middle market companies, which we generally consider to be companies with sales between $10 million and $750 million. We primarily invest in senior and mezzanine debt and equity in American Capital One Stop Buyout® or private equity buyouts and provide capital directly to early stage and mature private and small public companies and alternative asset funds that we manage. Currently, we will invest up to $300 million in a single middle market company in North America. We also have investments in Structured Products. For summary financial information by geographic area, see Note 3 to our interim consolidated financial statements in this Form 10-Q.

We seek to be a long-term partner with our portfolio companies. As a long-term partner, we will invest capital in a portfolio company subsequent to our initial investment if we believe that it can achieve appropriate returns for our investment. Add-on financings to our portfolio companies fund (i) strategic acquisitions by a portfolio company of either a complete business or specific lines of a business that are related to the portfolio company's business, (ii) recapitalization of a portfolio company to raise financing on better terms, buyout one or several owners or to pay a dividend, (iii) growth of the portfolio company such as product development or plant expansions, or (iv) working capital for a portfolio company, sometimes in distressed situations, that need capital to fund operating costs, debt service, or growth in receivables or inventory.

The total fair value of our investment portfolio was $5.7 billion and $5.5 billion as of March 31, 2011 and December 31, 2010, respectively. Our new investments totaled $152 million and $84 million during the three months ended March 31, 2011 and 2010, respectively. The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date. During the three months ended March 31, 2011 and 2010, we generally limited our investment originations to providing funding to our existing portfolio companies for strategic acquisitions, working capital or to recapitalize or refinance their balance sheets.

The type and aggregate dollar amount of new investments during the three months ended March 31, 2011 and 2010 were as follows (in millions):

	2011	2010
Direct investments	$14	$—
Add-on financing for growth and working capital	97	1
Add-on financing for recapitalizations, not including distressed investments	25	75
Add-on financing for working capital in distressed situations	16	8
Total	$152	$84

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	2011	2010
Principal prepayments	$149	$90
Sale of equity investments	63	49
Payment of accrued PIK notes and dividend and accreted original issue discounts	43	2
Loan syndications and sales	6	15
Scheduled principal amortization	8	7
Total	$269	$163

Public Manager of Funds of Alternative Assets

We are a global alternative asset manager of wholly-owned and third-party private and public funds. Our alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. We refer to the asset management business throughout this report to include the asset management activities conducted by American Capital, LLC. The funds managed by American Capital, LLC include European Capital Limited (“European Capital”), American Capital Agency Corp. (“AGNC”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”). As of March 31, 2011, our assets under management totaled $37 billion, including $29 billion of assets under management in American Capital Agency Corp. (NASDAQ: AGNC), a publicly traded residential mortgage real estate investment trust.

Through our asset management business, American Capital, LLC generally earns base management fees based on the size of the funds and incentive income, if any, based on the performance of the funds it manages. In addition, we may invest directly into our alternative asset funds and earn investment income from our direct investments in those funds.

The following table sets forth certain information with respect to American Capital, LLC's funds under management as of March 31, 2011:

	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1
Fund type	Private Equity Fund	Publicly Traded REIT - NASDAQ ("AGNC")	Private Equity Fund	Private Equity Fund	CLO
Established	2005	2008	2006	2007	2006
Assets under management	$1.7 Billion	$29.2 Billion	$0.6 Billion	$0.2 Billion	$0.4 Billion
Investment types	Senior & Mezzanine Debt, Equity, Structured Products	Agency Securities	Equity	Equity	Senior Debt
Capital type	Permanent	Permanent	Finite Life	Finite Life	Finite Life

Summary of Critical Accounting Policies

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: valuation of investments; interest and dividend income recognition; stock-based compensation; and derivative financial instruments. All of our critical accounting policies are fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

See Note 3 to our interim consolidated financial statements in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of March 31, 2011.

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

The consolidated operating results for the three months ended March 31, 2011 and 2010 were as follows (in millions):

	2011	2010
Operating income	$159	$164
Operating expenses	76	115
Net operating income	83	49
Net realized loss on investments	(3)	(126)
Net realized earnings (loss)	80	(77)
Net unrealized appreciation of investments	354	264
Net earnings	$434	$187

Operating Income

We derive the majority of our operating income by investing in senior and mezzanine debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating income from investing in Structured Products and in our wholly-owned asset manager American Capital, LLC. Operating income consisted of the following for the three months ended March 31, 2011 and 2010 (in millions):

	2011	2010
Interest income on debt and Structured Products investments	$106	$126
Dividend income	40	24
Interest and dividend income	146	150
Portfolio company advisory and administrative fees	4	6
Fund asset management fees and reimbursements	4	4
Other fees	5	4
Fee income	13	14
Total operating income	$159	$164

Interest and Dividend Income

The following table summarizes selected data for our debt and equity investments outstanding, at cost, for the three months ended March 31, 2011 and 2010 (dollars in millions):

	2011	2010
Debt investments(1)	$3,518	$4,413
Effective interest rate on debt investments(1)	10.6%	10.1%
Structured Products investments(1)	$596	$891
Effective interest rate on Structured Products investments(1)	8.8%	6.7%
Debt and Structured Products investments(1)	$4,114	$5,304
Effective interest rate on debt and Structured Products investments(1)	10.3%	9.5%
Average monthly one-month LIBOR	0.3%	0.2%
Average non-accrual debt investments at cost(2)	$682	$741
Equity investments(1)	$3,487	$3,762
Effective dividend yield on equity investments(1)	4.6%	2.6%
Debt, Structured Products and equity investments(1)	$7,601	$9,066
Effective yield on debt, Structured Products and equity investments(1)	7.7%	6.6%
 ——————————

(1)	Monthly weighted average.

(2)	Quarterly average.

Interest income on debt and Structured Products investments decreased by $20 million, or 16%, for the three months ended March 31, 2011, over the comparable prior period in 2010, primarily due to a decrease in our monthly weighted average debt and Structured Products investments outstanding. Our weighted average debt and Structured Products investments outstanding decreased for the three months ended March 31, 2011 over the comparable period in 2010 primarily as a result of the repayment, sale or write-off of debt and Structured Products investments. Our spread income, the weighted average rate of interest income on debt and Structured Products investments less the weighted average interest rate on our corporate debt obligations, increased from 3.9% in 2010 to 4.6% in 2011. This was due in part to the exit of non-performing debt and Structured Products investments and new investments with higher average yields.

The weighted average effective interest rate on our debt and Structured Products investments increased 80 basis points during the three months ended March 31, 2011 over the comparable period in 2010 primarily due to (i) an increase in the effective interest rate on our Structured Products investments as a result of an increase in interest income recognized on our CLO investments due to an increase in projected cash flows and the write-off of non-performing CMBS investments and (ii) an increase in the effective interest rate on our debt investments primarily as a result of an increase in the interest spreads on loan originations and modifications since March 31, 2010. See our Interest and Dividend Income Recognition policy in our Annual Report on Form 10-

K for the year ended December 31, 2010 for a description of how projected cash flows affect revenue recognition on our Structured Products investments.

When a debt investment is placed on non-accrual, we may record reserves on uncollected payment-in-kind (“PIK”) interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three months ended March 31, 2011 and 2010, we recorded a net reserve on uncollected PIK interest income recorded in prior periods of $1 million and $2 million, respectively, as a result of debt investments being placed on non-accrual.

Dividend income increased by $16 million, or 67%, for the three months ended March 31, 2011, over the comparable period in 2010 primarily due to an increase in dividend income from our fund manager portfolio company and the recognition of prior period dividend income for private finance preferred stock investments removed from non-accrual during the three months ended March 31, 2011. As a result, the monthly weighted average effective dividend yield on equity investments was 4.6% for the three months ended March 31, 2011, a 200 basis point increase from the comparable period in 2010.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three months ended March 31, 2011 and 2010, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $16 million and $4 million, respectively, which had an approximate 180 basis point and 50 basis point impact, respectively, on the effective dividend yield on equity investments.

 Fee Income

Our fee income includes financial advisory services provided to our private finance portfolio companies and includes both management fees for providing managerial advice and analysis, which can be recurring in nature, and transaction fees for structuring, financing and executing middle market portfolio transactions, which may not be recurring in nature. We also receive fee income and expense reimbursements for providing advisory and administrative services to our wholly-owned portfolio company, American Capital, LLC, our alternative asset fund manager.

Our portfolio company advisory and administrative fees were $4 million and $6 million for the three months ended March 31, 2011 and 2010, respectively. Our fund asset management fees and reimbursements income were $4 million for both the three months ended March 31, 2011 and 2010. Our other fee income, which includes non-recurring transactional fees for structuring, financing and executing transactions for our portfolio companies, were $5 million and $4 million for the three months ended March 31, 2011 and 2010, respectively.

Operating Expenses

Operating expenses decreased $39 million, or 34%, for the three months ended March 31, 2011 over the comparable period in 2010. Operating expenses consisted of the following for the three months ended March 31, 2011 and 2010 (in millions):

	2011	2010
Interest	$29	$57
Salaries, benefits and stock-based compensation	36	34
General and administrative	11	20
Debt refinancing costs	—	4
Total operating expenses	$76	$115

Interest

Interest expense for the three months ended March 31, 2011 decreased $28 million, or 49%, over the comparable period in 2010. The decrease in interest expense was primarily attributable to a decrease in the weighted average borrowings outstanding for the three months ended March 31, 2011 over the comparable period in 2010. Our weighted average borrowings decreased to $2,001 million for the three months ended March 31, 2011 from $4,076 million in the comparable period in 2010. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended

March 31, 2011 was 5.7%, compared to 5.6% for the three months ended March 31, 2010. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three months ended March 31, 2011 was 3.9%, compared to 5.4% for the three months ended March 31, 2010.

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following for the three months ended March 31, 2011 and 2010 (in millions):

	2011	2010
Base salaries	$13	$14
Incentive compensation	10	7
Benefits	3	3
Stock-based compensation	10	10
Total salaries, benefits and stock-based compensation	$36	$34

Salaries, benefits and stock-based compensation for the three months ended March 31, 2011 increased $2 million, or 6%, from the comparable period in 2010 primarily due to an increase in incentive compensation partially offset by a decrease in the number of employees. As of March 31, 2011, we had 244 total employees compared to 261 total employees as of March 31, 2010.

General and Administrative

General and administrative expenses decreased by $9 million, or 45%, for the three months ended March 31, 2011, respectively, over the comparable period in 2010 primarily due to restructuring charges during the three months ended March 31, 2010 of $4 million related to excess facilities from office closures, fewer employees and offices in the current year and a reduction in legal costs.

Debt Refinancing Costs

During the three months ended March 31, 2010, we incurred $4 million of non-recurring debt refinancing costs from both our unsecured creditors’ legal and financial advisors that were engaged in connection with our debt refinancing negotiations and the closing of our debt refinancing transaction in June 2010.

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments for the three months ended March 31, 2011 and 2010 consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	2011	2010
Other, net	$14	8
Total gross realized portfolio gain	14	8
UFG Member, LLC	—	(76)
Genband Inc.	—	(15)
Other, net	(4)	(24)
Total gross realized portfolio loss	(4)	(115)
Total net realized portfolio gain (loss)	$10	$(107)
Interest rate derivative periodic interest payments, net	(13)	(16)
Foreign currency transactions	—	(3)
Total net realized loss	$(3)	$(126)

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

We have interest rate swap agreements in which we pay a fixed rate and receive a floating rate based on LIBOR. The net interest payments or receipts are recorded as a realized gain (loss) on the interest settlement dates. For the three months ended March 31, 2011 and 2010, we recorded a realized loss of $13 million and $16 million, respectively, for net interest rate derivative periodic interest payments due to the significant decline in LIBOR as compared to LIBOR at the date of the origination of the interest rate swap agreements.

Net Unrealized Appreciation (Depreciation) of Investments

The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2011 and 2010 (in millions):

	2011	2010
Gross unrealized appreciation of private finance portfolio investments	$162	$195
Gross unrealized depreciation of private finance portfolio investments	(87)	(84)
Net unrealized appreciation of private finance portfolio investments	75	111
Net unrealized appreciation of European Capital investment	133	50
Net unrealized (depreciation) appreciation of European Capital foreign currency translation	(43)	69
Net unrealized depreciation of AGNC	—	(2)
Net unrealized appreciation of American Capital, LLC	60	26
Net unrealized appreciation of Structured Products investments	39	—
Reversal of prior period net unrealized (appreciation) depreciation upon realization	(8)	103
Net unrealized appreciation of portfolio investments	256	357
Foreign currency translation - European Capital	82	(85)
Foreign currency translation - other	3	(2)
Derivative agreements and other	13	(6)
Net unrealized appreciation of investments	$354	$264

See our “Investment Valuation Policy” in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our valuation methodologies.

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $5,587 million and fair value of $4,423 million as of March 31, 2011. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

For the three months ended March 31, 2011 and 2010, the $75 million and $111 million, respectively, of net unrealized appreciation on our private finance portfolio investments was driven by improved portfolio company performance and multiple expansion of comparable companies.

European Capital

For the three months ended March 31, 2011, we recognized net unrealized appreciation of $90 million on our investment in European Capital comprised of $133 million unrealized appreciation on our investment and $43 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. As of March 31, 2011, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $780 million, respectively, and a debt investment with a fair value and cost basis of $35 million.

European Capital, a wholly-owned portfolio company of American Capital, is an investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. European Capital's underlying portfolio investments are recorded at fair value determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In determining the fair value of our investment in European Capital, we concluded that our wholly-owned equity investment should be less than the net asset value (“NAV”) of European Capital due to the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including the yield and tenor of European Capital's credit facilities, recent public comparables and an implied required market return on equity by market participants, which indicate fair values at a discount to NAV. During the three months ended March 31, 2011 and 2010, the unrealized appreciation on our investment of $133 million and $50 million, respectively, excluding unrealized appreciation (depreciation) on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a reduction to the implied discount applied to NAV.

The following is a summary composition of European Capital's NAV at fair value and our equity investment's implied discount to its NAV at fair value as of March 31, 2011 and December 31, 2010, respectively (€ and $ in millions):

	March 31, 2011	December 31, 2010
Debt investments at fair value	€904	€868
Equity investments at fair value	232	207
Other assets and liabilities, net	10	42
Secured debt at cost	(326)	(353)
Unsecured debt at cost	(107)	(110)
Unsecured debt from American Capital at cost	(25)	(21)
NAV (Euros)	€688	€633
Exchange rate	1.41	1.33
NAV (U.S. dollars)	$970	$842
Fair value of American Capital equity investment	$780	$608
Implied discount to NAV	19.6%	27.8%

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital, is a holding company of fund managers with a cost basis of $54 million and fair value of $184 million as of March 31, 2011. During the three months ended March 31, 2011 and 2010, we recognized $60 million and $26 million of unrealized appreciation on our investment in American Capital, LLC, respectively. The appreciation in the fair value of American Capital, LLC for the three months ended March 31, 2011 and 2010 was primarily due to an increase in the projected cash flows as a result of a significant increase in the projected management fees for managing AGNC due to significant growth in the AGNC portfolio. The funds managed by subsidiaries of American Capital, LLC are European Capital, AGNC, ACE I, ACE II and ACAS CLO-1.

Structured Products Investments

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities with a cost basis of $592 million and fair value of $230 million as of March 31, 2011. During the three months ended March 31, 2011, we recorded $39 million of net unrealized appreciation on our Structured Products investments. Our CMBS portfolio experienced $8 million of net unrealized appreciation and $4 million of net unrealized depreciation during the three months ended March 31, 2011 and 2010, respectively. Our investments in CLO and CDO portfolios of commercial loans experienced $31 million and $4 million of net unrealized appreciation during the three months ended March 31, 2011 and 2010, respectively, due primarily to a narrowing of investment spreads and higher broker quotes.

Foreign Currency Translation

We have investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. For the three months ended March 31, 2011 and 2010, we recorded net unrealized appreciation of $85 and net unrealized depreciation of $87 million, respectively. This is primarily as a result of changes in the Euro and U.S. dollar exchange rates.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or deprecation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the U.S. dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the U.S. dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. Accordingly, for the three months ended March 31, 2011 and 2010, we recorded unrealized appreciation of $82 million and unrealized depreciation of $85 million for foreign currency translation, respectively, for the cost basis in our investment in European Capital (included in our total unrealized appreciation of $85 million and unrealized depreciation of $87 million for foreign currency translation for the three months ended March 31, 2011 and 2010, respectively), which was partially offset by unrealized depreciation of $43 million and unrealized appreciation of $69 million, respectively, for the foreign currency translation of our cumulative unrealized depreciation of our investment in European Capital, which is included in our total net unrealized appreciation of portfolio investments.

Derivative Agreements and Other

During the three month ended March 31, 2011, we recorded $13 million of net unrealized appreciation from derivative agreements, primarily interest rate swaps. The fair value of the net liability for our derivative agreements as of March 31, 2011 was $90 million, which included a $10 million net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

During the three months ended March 31, 2010, we recorded $6 million of net unrealized depreciation from derivative agreements, primarily interest rate swaps, partially due to a reduction of our credit risk for non-performance during the period. The fair value of the net liability for our derivative agreements as of March 31, 2010 was $102 million, which included a $14 million net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

For interest rate derivative agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period, adjusted for nonperformance risk, if any, including an evaluation of our credit risk and our counterparty's credit risk. A negative fair value would represent an amount we would have to pay a third-party and a positive fair value would represent an amount we would receive from a third-party to assume our obligation under an interest rate derivative agreement. The derivative agreements generally appreciate or depreciate primarily based on relative market interest rates and their remaining term to maturity as well as changes in our and our counterparty's credit risk.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the last twelve months (“LTM”) and quarter ended March 31, 2011 and 2010:

	2011	2010
LTM net operating income return on average equity at cost	4.0%	1.9%
LTM net realized loss return on average equity at cost	(3.6)%	(11.3)%
LTM net earnings (loss) return on average equity at fair value	37.3%	(7.6)%
Current quarter annualized net operating income return on average equity at cost	5.5%	3.2%
Current quarter annualized net realized earnings (loss) return on average equity at cost	5.3%	(5.1)%
Current quarter annualized net earnings return on average equity at fair value	44.6%	30.7%

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents and our portfolio investments. As of March 31, 2011, we had $98 million of cash and cash equivalents and $98 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the three months ended March 31, 2011 and 2010, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

For the 2011 fiscal year, we do not expect to have any dividend distribution requirements or required principal amortization requirements, except for any principal amortization of our secured notes within our asset securitizations. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, distribute dividends to maintain our status as a regulated investment company (“RIC”), if any, fund capital to our current portfolio companies and originate new private finance investments and American Capital One Stop Buyout®. However, there is no certainty that we will generate sufficient liquidity to meet our liquidity needs.

Operating and Investing Cash Flow

For the three months ended March 31, 2011 and 2010, cash provided by operations was $42 million and $21 million, respectively, primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses.

For the three months ended March 31, 2011 and 2010, we received net cash from investing activities totaling $213 million and $60 million, respectively. Our cash from investing activities include cash proceeds from the realization of portfolio investments totaling $269 million and $163 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we had portfolio investments totaling $5.7 billion at fair value, including $3.0 billion in debt investments, $2.5 billion in equity investments and $0.2 billion in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market for the trading of these investments exists and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.

For the three months ended March 31, 2011, approximately $43 million of interest income collected during the year was generated from securitized assets, which is included in our cash flow from operations on our consolidated statements of cash flows. However, because of defaulted loan collateral within our asset securitizations, all interest collections within the securitizations are currently required to be used to pay interest and principal on the outstanding notes in our securitizations with such principal payments included in our cash flow from financing activities on our consolidated statements of cash flows.

Debt Capital

Our debt obligations consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Fixed rate private secured notes due December 2013	$111	$304
Floating rate private secured loans due December 2013	61	168
Fixed rate non-amortizing secured notes due December 2013	524	524
Floating rate non-amortizing secured notes due December 2013	4	4
Unsecured public debt due August 2012	11	11
ACAS Business Loan Trust 2004-1 asset securitization	74	115
ACAS Business Loan Trust 2005-1 asset securitization	400	472
ACAS Business Loan Trust 2006-1 asset securitization	246	274
ACAS Business Loan Trust 2007-1 asset securitization	174	208
ACAS Business Loan Trust 2007-2 asset securitization	137	179
Total	$1,742	$2,259

The daily weighted average debt balance for the three months ended March 31, 2011 and 2010 was $2,001 million and $4,076 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three months ended March 31, 2011 and 2010 was 5.7% and 5.6%, respectively. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three months ended March 31, 2011 and 2010 was 3.9% and 5.4%, respectively.

As a business development company (“BDC”), we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of March 31, 2011, our asset coverage was 336%.

Refinancing Transaction

On June 28, 2010, we refinanced our unsecured revolving line of credit facility and accepted and closed private exchange offers for our public and private unsecured notes, reducing our debt by $1,030 million as of that date. The transaction covered $2,337 million of outstanding unsecured indebtedness as of that date and involved conversion of the line of credit into a term loan facility and the exchange or repayment of outstanding public and private unsecured notes. Under the terms of the refinancing, lenders and noteholders had the option of receiving either cash or new secured debt, in each case in the full principal amount of their pre-transaction debt. Lenders and noteholders that held $1,030 million of debt selected or otherwise received 100% cash for their debt, while lenders and noteholders holding $1,307 million of debt, 56% of pre-transaction debt, elected to receive new secured loans or notes of various series.

Effective upon closing the refinancing, we had $2,924 million of debt, including $1,307 million of secured debt, $11 million of unsecured debt and $1,606 million of securitized debt. As of March 31, 2011, we had $1,742 million of debt, including $700 million of secured debt, $11 million of unsecured debt and $1,031 million of securitized debt.

Unsecured Revolving Credit Facility—On June 28, 2010, we amended and restated the credit agreement (“Amended and Restated Credit Agreement”) for our $1,387 million unsecured revolving credit facility pursuant to which $680 million of our outstanding loans were repaid in cash, and our remaining loans were converted into (i) $277 million of new floating rate secured loans under the Amended and Restated Credit Agreement (“Floating Rate Private Secured Loans”) and (ii) $430 million of new fixed rate secured notes (“Fixed Rate Private Secured Notes”) issued under a new indenture (the “Indenture,” and together with the Amended and Restated Credit Agreement, the “New Debt Agreements”). We also paid a fee of $14 million, or 2% of the principal balance of the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes, to the holders of such debt.

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

Maturity Date and Optional Redemption—The Floating Rate Private Secured Loans, Fixed Rate Private Secured Notes and Secured Non-Amortizing Notes (collectively, the “New Secured Debt”) have a final maturity date of December 31, 2013, unless earlier repaid. Prior to August 1, 2012, the Secured Non-Amortizing Notes may be redeemed at our option in whole or in part from time to time so long as there are no Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes outstanding only at a price equal to (i) 100% of the principal amount being redeemed, plus accrued and unpaid interest to the date of redemption, but without payment of any premium, with Realized Proceeds (as defined in the New Debt Agreements) or (ii) the accrued and unpaid interest on the principal amount being redeemed plus the greater of (a) 100% of the principal amount being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the principal amount being redeemed discounted to the redemption date on a semi-annual basis at the Adjusted Treasury Rate (as defined in the Indenture for the Secured Non-Amortizing Notes), plus 30 basis points. In addition, the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes may be repaid prior to maturity at our option in whole or in part from time to time at a price equal to 100%

of the principal amount repaid, plus accrued and unpaid interest to the payment date. Prior to August 1, 2012, the Secured Non-Amortizing Notes may be redeemed at our option in whole or in part from time to time (so long as the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are no longer outstanding).

Scheduled Amortization—The following table sets forth the aggregate scheduled amortization (“Aggregate Scheduled Amortization Amounts”) on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes as of March 31, 2011. The Secured Non-Amortizing Notes are not subject to amortization or other mandatory redemptions. Under the terms of the New Debt Agreements, we may defer payment of up to $200 million of the Aggregate Scheduled Amortization Amounts prior to June 30, 2013, which payment deferral is reflected in the table below.

Date	Aggregate Scheduled Amortization
June 30, 2013	$13 million
Final Maturity	Outstanding Balance

The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory redemptions including (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) an applicable prepayment percentage of any Realized Proceeds, and (iv) an applicable prepayment percentage of Excess Cash Flow (as defined in the New Debt Agreements). However, we are entitled to retain the first $580 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The applicable prepayment percentage is 50% if the aggregate outstanding principal amount of the New Secured Debt is greater than or equal to $950 million and 25% if it is less than $950 million. As of March 31, 2011, the aggregate outstanding principal amount of the New Secured Debt was below $950 million. Any above mandatory or optional redemptions will be applied to the payment of the Aggregate Scheduled Amortization Amounts in direct order of maturity.

Interest—The Floating Rate Private Secured Loans and Floating Rate Non-Amortizing Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion. As of March 31, 2011, the aggregate principal outstanding amount of the New Secured Debt was $700 million. During the three months ended March 31, 2011, the Applicable Percentage was 5.50% as the aggregate outstanding amount of the New Secured Debt was below $1 billion.

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

Date	Aggregate Penalty Amortization
June 30, 2013	$172 million
Final Maturity	Outstanding Balance

The following table sets forth the interest rates on our outstanding secured borrowing arrangements as of March 31, 2011:

Facility	Interest Rate
Fixed rate private secured notes due December 2013	7.96%
Floating rate private secured loans due December 2013	7.50%
Fixed rate non-amortizing secured notes due December 2013	7.96%
Floating rate non-amortizing secured notes due December 2013	7.50%

Fees—We are required to pay an extension fee in an amount equal to 1% of the aggregate principal amount of the New Secured Debt outstanding on each of December 30, 2011 and December 31, 2012, payable on such date.

Security and Ranking—The New Secured Debt is a senior obligation of the Company and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets. The cost basis and fair value of the investment collateral securing the New Secured Debt consisted of the following as of March 31, 2011 (in millions):

	Cost Basis	Fair Value
Senior debt	$805	$706
Mezzanine debt	881	590
Preferred equity	1,512	1,112
Common equity	1,782	1,223
Equity warrants	92	81
Structured Products	579	226
Total investment collateral	$5,651	$3,938
Total investment non-collateral	1,884	1,714
Total investments	$7,535	$5,652

Covenants—The financial covenants under the New Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. We are also subject to additional covenants under the New Debt Agreements. As of March 31, 2011, we were in compliance with all of the covenants under the New Debt Agreements.

Securitizations

As of March 31, 2011, we were in compliance with all of the covenants for our asset securitizations. Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan (as defined in each indenture for the respective asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of March 31, 2011, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of March 31, 2011, our asset securitizations, which have an outstanding balance of $1.0 billion, are secured by portfolio investments and assets with a fair value of approximately $1.8 billion.

Derivative Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange swap agreements for speculative purposes. We fair value our derivatives in accordance with the Investment Company Act of 1940, as amended (“1940 Act”) and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty's credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements.

We have interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR.

The fair value of our interest rate derivative agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

As of March 31, 2011, we had derivative agreements, primarily interest rate swap agreements, that had a net fair value liability of $90 million. Certain of our interest rate swap agreements allow the counterparty to terminate the transactions under certain conditions. As of March 31, 2011, none of the counterparties had the right to terminate the agreements.

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the Securities and Exchange Commission (“SEC”) may permit. As of March 31, 2011, our NAV was $11.97 per share and our closing market price was $9.91 per share.

Future Distribution Requirements

If we qualify as a RIC and annually distribute to our shareholders in a timely manner at least 90% of our taxable ordinary income, we will not be subject to federal income tax on the portion of our taxable ordinary income and long-term capital gains we distribute to our shareholders. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax fiscal year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC's federal income tax return and paid to shareholders by the last day of the subsequent tax fiscal year. We have a tax fiscal year that ends on September 30. We have distributed, or intend to distribute, sufficient dividends to eliminate our taxable income for all of our prior and current tax fiscal years. However, we may choose not to distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to federal income tax on such undistributed amounts. For our tax fiscal year ended September 30, 2010, we had a taxable ordinary loss and a net long-term capital loss and therefore do not have a required distribution with respect to that tax year. For our tax fiscal year ended September 30, 2011, we also expect to have a taxable ordinary loss and a net long-term capital loss and therefore do not expect to have a required distribution with respect to that tax year.

Furthermore, as of March 31, 2011, we estimate that we have unused capital loss carryforwards of $603 million to be applied against future capital gains, if any. The estimate assumes that for each year we elect to defer net capital losses incurred from November 1 through September 30 as allowed under the Code.

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

Commitments

As of March 31, 2011, we had commitments under loan and financing agreements to fund up to $253 million to 31 portfolio companies, with $115 million of the commitments related to undrawn revolving credit facilities for European Capital (see Note 9 to our interim consolidated financial statements in this Form 10-Q). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of March 31, 2011, loans on non-accrual status for 28 portfolio companies had a cost basis and fair value of $663 million and $227 million, respectively.

As of March 31, 2011 and December 31, 2010, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	March 31, 2011	December 31, 2010
Current	$2,775	$2,828
0 - 30 days past due	—	2
31 - 60 days past due	—	9
61 - 90 days past due	—	—
Greater than 90 days past due	3	47
Total past due accruing loans at cost	3	58
Non-accruing loans at cost	663	702
Total loans at cost	$3,441	$3,588
Non-accruing loans at fair value	$227	$239
Total loans at fair value	$2,959	$3,065
Non-accruing loans at cost as a percent of total loans at cost	19.3%	19.6%
Non-accruing loans at fair value as a percent of total loans at fair value	7.7%	7.8%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	34.2%	34.0%

We believe that debt service collection is probable for our loans that are past due. Non-accruing loans at cost decreased $39 million from December 31, 2010 to March 31, 2011 primarily due to approximately $33 million of loans removed from non-accrual status due to improved portfolio company performance and $11 million of non-accruing loans recapitalized into equity during the period partially offset by approximately $6 million of loans placed on non-accrual status due to weaker portfolio company performance.

During the first quarter of 2011, two portfolio companies were recapitalized by exchanging our loans for preferred or common equity securities with a cost basis and fair value of $49 million and $37 million, respectively.

Credit Statistics

We monitor several key credit statistics that provide information about credit quality and portfolio performance. These key statistics include:

Debt to EBITDA Ratio-the sum of all debt with equal or senior security rights to our debt investments divided by the total adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of the most recent twelve months or, when appropriate, the forecasted twelve months.

Interest Coverage Ratio-EBITDA divided by the total scheduled cash interest payments required to have been made by the portfolio company during the most recent twelve-month period, or when appropriate, the forecasted twelve months.

Debt Service Coverage Ratio-EBITDA divided by the total scheduled principal amortization and the total scheduled cash interest payments required to have been made during the most recent twelve-month period, or when appropriate, the forecasted twelve months.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2001 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2000. The following table contains a summary of portfolio statistics as of and for the period ended March 31, 2011:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited)	Pre-2001	2001	2002	2003	2004	2005	2006	2007	2008	2011	Pre-2001 - 2011 Aggregate	2006 - 2011 Aggregate
IRR at Fair Value of All Investments(2)	8.5%	18.1%	8.2%	20.3%	13.5%	10.0%	9.6%	(7.4)%	7.8%	—	7.3%	1.0%
IRR of Exited Investments(5)	8.6%	20.3%	9.7%	23.3%	16.8%	21.8%	10.7%	(5.9)%	12.9%	—	11.8%	3.3%
IRR at Fair Value of Equity Investments Only(2)(3)(4)	6.7%	46.3%	11.5%	27.2%	26.6%	2.2%	14.1%	(12.1)%	13.1%	—	6.8%	1.9%
IRR of Exited Equity Investments Only(3)(4)(5)	8.6%	48.2%	18.3%	32.2%	42.8%	47.2%	18.7%	9.3%	35.7%	—	26.2%	16.3%
Original Investments and Commitments	$1,065	$376	$962	$1,436	$2,266	$4,740	$5,223	$7,451	$1,036	$14	$24,569	$13,724
Total Exits and Prepayments of Original Investments and Commitments	$998	$353	$810	$1,098	$1,908	$2,373	$3,743	$4,128	$238	$—	$15,649	$8,109
Total Interest, Dividends and Fees Collected	$405	$148	$340	$419	$637	$1,056	$1,113	$1,060	$275	$—	$5,453	$2,448
Total Net Realized (Loss) Gain on Investments	$(128)	$(4)	$(90)	$143	$28	$279	$(103)	$(756)	$(28)	$—	$(659)	$(887)
Current Cost of Investments	$82	$23	$157	$329	$421	$2,050	$1,217	$2,547	$706	$3	$7,535	$4,473
Current Fair Value of Investments	$55	$1	$97	$420	$323	$1,701	$1,064	$1,366	$622	$3	$5,652	$3,055
Current Fair Value of Investments as a % of Total Investments at Fair Value	1.0%	—	1.7%	7.4%	5.7%	30.1%	18.8%	24.2%	11.0%	0.1%	100.0%	54.1%
Net Unrealized Appreciation (Depreciation)	$(27)	$(22)	$(60)	$91	$(98)	$(349)	$(153)	$(1,181)	$(84)	$—	$(1,883)	$(1,418)
Non-Accruing Loans at Cost	$—	$15	$27	$—	$33	$36	$100	$430	$22	$—	$663	$552
Non-Accruing Loans at Fair Value	$1	$1	$14	$—	$11	$25	$35	$111	$29	$—	$227	$175
Equity Interest at Fair Value(3)	$31	$—	$8	$201	$75	$1,225	$410	$330	$181	$3	$2,464	$924
Debt to EBITDA(6)(7)(8)	3.6	NM	9.5	4.0	5.9	5.1	4.7	6.9	5.5	—	5.6	5.8
Interest Coverage(6)(8)	3.2	NM	1.7	3.1	2.5	3.4	2.6	1.7	1.7	—	2.4	2.0
Debt Service Coverage(6)(8)	3.0	NM	1.6	2.9	1.8	2.4	2.2	1.5	1.6	—	2.0	1.8
Average Age of Companies(8)	33 yrs	26 yrs	34 yrs	41 yrs	49 yrs	28 yrs	36 yrs	31 yrs	26 yrs	1 yr	33 yrs	33 yrs
Diluted Ownership Percentage(3)	56%	86%	45%	53%	53%	74%	44%	50%	42%	—	56%	56%
Average Sales(8)(9)	$48	$7	$45	$193	$72	$115	$155	$183	$115	$—	$145	$159
Average EBITDA(8)(10)	$6	$—	$9	$40	$16	$22	$37	$36	$32	$—	$31	$36
Average EBITDA Margin	12.5%	(6.8)%	20.6%	20.7%	22.3%	19.0%	24.0%	19.6%	28.2%	—	20.9%	22.4%
Total Sales(8)(9)	$89	$306	$194	$1,343	$446	$1,319	$4,556	$5,071	$1,381	$—	$14,705	$11,008
Total EBITDA(8)(10)	$11	$6	$26	$198	$84	$243	$472	$906	$284	$—	$2,230	$1,662
% of Senior Loans(8)(11)	71%	100%	58%	58%	26%	40%	29%	54%	16%	—	40%	39%
% of Loans with Lien(8)(11)	100%	67%	100%	100%	88%	93%	93%	91%	56%	—	89%	87%

———————
(1)    Static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. There were no investments made in 2009 and 2010 static pool years.
(2)    Assumes investments are exited at current fair value.
(3)    Excludes investments in Structured Products.
(4)    Excludes equity investments that are the result of conversions of debt and warrants received with the issuance of debt.
(5)    Includes exited securities of existing portfolio companies.
(6)    These amounts do not include investments in which we own only equity.
(7)    For portfolio companies with a nominal EBITDA amount, the portfolio company's maximum debt leverage is limited to 15 times EBITDA.
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

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2010. We believe that there have been no material changes in these market risks since December 31, 2010.

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the first quarter of 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and certain of our executive officers are defendants in a purported class action lawsuit in the United States District Court for the District of Maryland styled as Klugmann v. American Capital, Ltd., et al. The lawsuit was filed on behalf of the purchasers of our common stock between October 31, 2007 and November 7, 2008, and alleges violations of Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 promulgated thereunder, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and in the case of the individual defendants, the control person provisions of the Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants made incorrect statements related to our dividend guidance for 2008. The complaint seeks unspecified damages, costs and expenses. On June 14, 2010, the court denied the defendants' motion to dismiss the matter, without prejudice. The case is in the discovery stage and we intend to continue to contest the matter vigorously.

Item 1A.	Risk Factors

The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.

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

Date: May 6, 2011