Form 10-Q
period 2011-06-30
AMERICAN CAPITAL, LTD
filed 2011-08-03
CIK 817473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No.  ☒
The number of shares of the issuer's common stock, $0.01 par value, legally outstanding as of July 29, 2011, was 353,824,055.
________________________________________________________________________________________________________________________

ITEM 1.	Financial Statements

AMERICAN CAPITAL, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Investments at fair value (cost of $7,204 and $7,698, respectively)
Non-Control/Non-Affiliate investments (cost of $2,996 and $3,854, respectively)	$2,234	$2,719
Affiliate investments (cost of $126 and $150, respectively)	90	114
Control investments (cost of $4,082 and $3,694, respectively)	3,585	2,642
Total investments at fair value	5,909	5,475
Cash and cash equivalents	186	269
Restricted cash and cash equivalents	116	185
Interest receivable	25	37
Derivative agreements at fair value	8	4
Other	89	114
Total assets	$6,333	$6,084
Liabilities and Shareholders’ Equity
Debt ($252 and $357 due within one year, respectively)	$1,642	$2,259
Derivative agreements at fair value	98	106
Other	52	51
Total liabilities	1,792	2,416
Commitments and contingencies
Shareholders’ equity:
Undesignated preferred stock, $0.01 par value, 5.0 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 354.7 and 352.7 issued and 345.1 and 342.4 outstanding, respectively	3	3
Capital in excess of par value	7,160	7,131
Distributions in excess of net realized earnings	(1,234)	(1,136)
Net unrealized depreciation of investments	(1,388)	(2,330)
Total shareholders’ equity	4,541	3,668
Total liabilities and shareholders’ equity	$6,333	$6,084
Net Asset Value Per Common Share Outstanding	$13.16	$10.71

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Income
Interest and dividend income
Non-Control/Non-Affiliate investments	$63	$74	$157	$167
Affiliate investments	2	7	4	15
Control investments	66	57	116	106
Total interest and dividend income	131	138	277	288
Fee income
Non-Control/Non-Affiliate investments	3	4	10	8
Control investments	8	9	14	19
Total fee income	11	13	24	27
Total operating income	142	151	301	315
Operating Expenses
Interest	20	56	49	113
Salaries, benefits and stock-based compensation	38	34	74	68
General and administrative	13	15	24	35
Debt refinancing costs	—	17	—	21
Total operating expenses	71	122	147	237
Net Operating Income	71	29	154	78
Net realized (loss) gain on investments
Non-Control/Non-Affiliate investments	(217)	(230)	(205)	(270)
Affiliate investments	—	7	—	7
Control investments	(18)	(68)	(20)	(135)
Foreign currency transactions	1	1	1	(2)
Derivative agreements	(14)	(30)	(27)	(46)
Total net realized loss on investments	(248)	(320)	(251)	(446)
Net unrealized appreciation of investments
Portfolio company investments	558	695	814	1,052
Foreign currency translation	29	(125)	114	(212)
Derivative agreements	—	2	13	(4)
Total net unrealized appreciation of investments	587	572	941	836
Total net gain on investments	339	252	690	390
Net Increase in Net Assets Resulting from Operations (“Net Earnings”)	$410	$281	$844	$468

Net Operating Income Per Common Share
Basic	$0.20	$0.09	$0.44	$0.25
Diluted	$0.20	$0.09	$0.43	$0.25
Net Earnings Per Common Share
Basic	$1.18	$0.85	$2.43	$1.52
Diluted	$1.13	$0.84	$2.34	$1.50
Weighted Average Shares of Common Stock Outstanding
Basic	347.3	330.9	346.7	307.4
Diluted	361.6	335.7	360.0	311.0
See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2011	2010
Operations
Net operating income	$154	$78
Net realized loss on investments	(251)	(446)
Net unrealized appreciation of investments	941	836
Net earnings	844	468
Capital Share Transactions
Issuance of common stock	9	296
Stock-based compensation	20	20
Net increase in net assets resulting from capital share transactions	29	316
Total increase in net assets	873	784
Net assets at beginning of period	3,668	2,329
Net assets at end of period	$4,541	$3,113

Net asset value per common share outstanding	$13.16	$9.15
Common shares outstanding at end of period	345.1	340.1

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net earnings	$844	$468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net unrealized appreciation of investments	(941)	(836)
Net realized loss on investments	251	446
Accrued payment-in-kind interest and dividends on investments	(106)	(82)
Amortization of deferred finance costs, premiums and discounts	11	6
Depreciation of property and equipment	4	9
Stock-based compensation	20	20
Decrease in interest receivable	7	4
(Increase) decrease in other assets	(7)	4
Decrease in other liabilities	(1)	(38)
Other	3	(2)
Net cash provided by (used in) operating activities	85	(1)
Investing Activities
Purchases and originations of investments	(55)	(120)
Repayments from portfolio company revolving credit facility investments, net	5	18
Principal repayments on debt investments	280	378
Proceeds from loan syndications and loan sales	6	15
Payment of accrued PIK notes and dividend and accreted original issue discounts	72	27
Proceeds from sales of equity investments	91	94
Other	(27)	(35)
Net cash provided by investing activities	372	377
Financing Activities
Payments on unsecured borrowings	—	(1,030)
Payments on secured borrowings	(300)	—
Payments on notes payable from asset securitizations	(317)	(186)
Increase in deferred financing costs	—	(26)
Issuance of common stock	9	296
Decrease (increase) in debt service escrows	69	(89)
Other	(1)	—
Net cash used in financing activities	(540)	(1,035)
Net decrease in cash and cash equivalents	(83)	(659)
Cash and cash equivalents at beginning of period	269	835
Cash and cash equivalents at end of period	$186	$176

Non-cash Investing Activities
Debt investment received from the sale of equity investments	$—	$37

See accompanying notes.

AMERICAN CAPITAL, LTD.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)
(in millions, except per share data)

	Six Months Ended June 30,
	2011	2010
Per Share Data
Net asset value at beginning of the period	$10.71	$8.29
Net operating income(1)	0.44	0.25
Net realized loss on investments(1)	(0.72)	(1.45)
Net unrealized appreciation on investments(1)	2.71	2.72
Net earnings(1)	2.43	1.52
Issuance of common stock	(0.03)	(0.56)
Other, net(2)	0.05	(0.10)
Net asset value at end of period	$13.16	$9.15
Ratio/Supplemental Data
Per share market value at end of period	$9.93	$4.82
Total investment return(3)	31.35%	97.54%
Shares outstanding at end of period	345.1	340.1
Net assets at end of period	$4,541	$3,113
Average net assets(4)	$4,108	$2,656
Average debt outstanding(5)	$1,839	$4,013
Average debt outstanding per common share(1)	$5.30	$13.05
Ratio of operating expenses to average net assets(6)	7.22%	17.99%
Ratio of operating expenses, net of interest expense, to average net assets(6)	4.81%	9.41%
Ratio of interest expense to average net assets(6)	2.41%	8.58%
Ratio of net operating income to average net assets(6)	7.56%	5.92%

(1)	Weighted average basic per share data.

(2)
Represents the impact of (i) the other components in the changes in net assets, including other capital transactions such as the purchase of common stock held in deferred compensation trusts, stock-based compensation, income tax deductions related to the exercise of stock options and distribution of stock awards in excess of US GAAP expense credited to additional paid-in capital and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end.

(3)	Total investment return is based on the change in the market value of our common stock taking into account dividends, if any, reinvested in accordance with the terms of our dividend reinvestment plan.

(4)	Based on the quarterly average of net assets as of the beginning and end of each period presented.

(5)	Based on a daily weighted average balance of debt outstanding during the period.

(6)	Ratios are annualized.

See accompanying notes.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2011 (unaudited) (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	6/16		$69.7	$69.1	$69.7
		Convertible Preferred Stock(7)			70,752		65.1	95.1
		Common Stock(1)(7)			17,687,156		15.8	23.3
							150.0	188.1
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.1%	9/13		15.9	15.8	16.1
American Acquisition, LLC	Capital Markets	Senior Debt(7)	14.3%	12/12		15.1	15.1	15.0
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.5	16.3
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		17.1	17.0	17.1
		Mezzanine Debt(7)	18.6%	1/15		28.2	28.0	28.2
		Convertible Preferred Stock(1)(7)			148,742		24.3	25.5
		Common Stock(1)(7)			7,829		1.3	—
							70.6	70.8
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.7
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest(1)					3.1	2.6
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.2%	9/14		30.0	29.8	27.7
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.0%	3/12-4/13		53.9	53.7	54.5
		Common Stock(1)			583		0.6	1.2
							54.3	55.7
Contec, LLC	Household Durables	Mezzanine Debt(7)	13.5%	9/15-9/16		101.2	100.5	92.1
		Mezzanine Debt(6)(7)	15.4%	9/16		33.8	33.5	—
							134.0	92.1
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.9%	2/14		20.5	20.5	19.0
DelStar, Inc.	Building Products	Redeemable Preferred Stock(7)			26,613		23.7	40.2
		Convertible Preferred Stock(7)			29,569		3.7	3.6
		Common Stock Warrants(1)(7)			89,020		16.9	3.6
							44.3	47.4
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.6	1.6
		Common Units(1)			3,830,068		0.7	2.0
							2.3	3.6
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		16.5	16.4	16.5
		Mezzanine Debt(6)(7)	15.5%	11/14		17.6	11.8	4.8
		Redeemable Preferred Stock(1)(7)			919		0.9	—
		Convertible Preferred Stock(1)(7)			861,364		20.9	—
							50.0	21.3
FPI Holding Corporation	Food Products	Senior Debt(7)	10.5%	10/11-6/14		38.9	38.8	38.9
		Senior Debt(6)(7)	17.3%	6/15		9.7	5.5	3.7
		Mezzanine Debt(6)(7)	21.6%	6/15-5/16		33.1	17.3	—
		Redeemable Preferred Stock(1)(7)			4,469		39.1	—
		Convertible Preferred Stock(1)(7)			21,715		23.3	—
		Common Stock(1)(7)			5,429		5.8	—
							129.8	42.6
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.7%	10/14		3.5	3.1	1.1
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		43.6	43.3	43.7
IS Holdings I, Inc.	Software	Common Stock(1)(7)			1,165,930		—	10.8
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.7%	12/14		19.0	19.1	16.1
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(7)	5.3%	12/14		22.5	20.2	16.1
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		6.1	6.0	5.6
		Warrant(1)			12.5%		0.9	3.5
							6.9	9.1
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.7%	10/14		119.8	119.2	121.3
		Mezzanine Debt(7)	14.1%	4/15		56.1	55.8	56.1
		Convertible Preferred Stock(7)			435,724		64.8	110.6
		Common Stock(1)(7)			208,276		2.8	3.4
		Common Stock Warrants(1)(7)			222,156		18.6	30.8
							261.2	322.2
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.5%	3/15		5.0	5.0	4.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2011 (unaudited) (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
NBD Holdings Corp.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	8/13		48.7	48.4	49.4
		Convertible Preferred Stock(1)			84,174		8.6	4.7
		Common Stock(1)			633,408		0.1	—
							57.1	54.1
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.6	3.7	3.0
Orion Foundry, Inc.(2)(3)	Internet Software & Services	Senior Debt(7)	8.8%	6/14		17.1	16.4	9.5
		Senior Debt(6)(7)	9.5%	6/14		6.9	6.5	3.8
							22.9	13.3
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	17.4%	7/13		42.3	42.1	42.2
		Convertible Preferred Stock(1)(7)			14,938		14.9	12.6
							57.0	54.8
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.0%	7/13		3.0	2.9	2.6
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)(7)			173,060		6.4	0.4
Phillips & Temro Industries, Inc.	Auto Components	Common Stock Warrants(1)(7)			5,000,000		—	6.3
Qioptiq S.A.R.L.(3)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	9.9%	3/18		33.5	33.3	33.0
Qualium I(3)	Capital Markets	Common Stock(1)(7)			241,879		2.8	2.9
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	13.6%	10/14		30.5	29.9	30.5
		Mezzanine Debt(6)(7)	17.0%	10/14		40.5	33.8	28.9
		Convertible Preferred Stock(1)(7)			1,541		192.3	—
		Common Stock(1)(7)			15,414		1.5	—
							257.5	59.4
Roark - Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.6	17.5	17.6
		Convertible Preferred Stock(1)(7)			77,640,000		7.8	15.8
		Common Stock(1)(7)			78,242		0.1	—
							25.4	33.4
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.8%	8/13-8/14		37.9	37.7	36.8
		Mezzanine Debt(7)	15.5%	8/15-8/16		40.9	40.6	34.4
		Mezzanine Debt(6)(7)	17.5%	8/17		30.9	18.7	23.7
							97.0	94.9
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		57.4	57.0	57.4
		Mezzanine Debt(7)	15.3%	6/15-6/16		54.2	53.8	54.3
		Convertible Preferred Stock(1)(7)			84,043		40.8	27.2
							151.6	138.9
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	9.8%	8/15		43.4	43.2	31.8
		Senior Debt(6)(7)	10.5%	8/15		14.6	11.4	2.6
							54.6	34.4
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		82.5	82.1	82.5
		Mezzanine Debt(7)	19.5%	11/15		32.4	32.3	32.8
		Convertible Preferred Stock(1)(7)			8,263,171		9.1	21.1
							123.5	136.4
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.7	47.3
Tyden Cayman Holdings Corp.(3)	Electronic Equipment, Instruments & Components	Common Stock(1)			3,218,667		3.8	5.6
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13		3.9	3.9	3.9
		Mezzanine Debt(7)	14.6%	7/14-9/15		96.9	96.5	97.2
		Convertible Preferred Stock(1)(7)			2,008,575		225.2	92.1
		Common Stock(1)(7)			502,144		49.9	—
							375.5	193.2
WWC Acquisitions, Inc.	Professional Services	Senior Debt(7)	14.0%	1/17		25.2	25.0	25.9

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.9%	2/17-2/18		12.4	4.3	1.0
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.9%	4/17		14.0	8.7	0.2
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.4%	12/17		14.8	9.7	1.2

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2011 (unaudited) (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	7/17		88.8	51.3	14.2
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.2%	10/17		11.1	7.9	0.4
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.3%	11/37		7.2	4.3	—
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	8/17		20.8	11.7	2.3
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	12/19		20.0	18.0	0.3
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	7/17		7.0	4.1	0.1
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	7/17		46.6	30.7	0.3
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.2%	8/17		36.6	22.1	1.0
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.1%	7/23-7/24		19.4	7.4	0.4
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	4/17		9.8	3.2	0.2
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.2%	8/17		32.8	19.1	1.1
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	5/17		20.0	11.1	0.8
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	10/17		66.0	42.8	2.5
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	10/17-9/24		96.2	40.6	5.4
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.2%	11/16		5.0	3.1	0.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes(7)				8.5	8.3	6.8
		Subordinated Notes(7)				25.9	17.5	19.6
							25.8	26.4
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes(7)				20.0	18.1	14.1
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares(7)			6,241		4.6	2.9
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities(7)			13,796		5.4	7.5
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes(7)				15.0	11.0	15.2
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes(7)				2.0	1.6	1.4
Cent CDO 12 Limited	Diversified Financial Services	Income Notes(7)				26.4	16.8	23.9
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes(7)				5.0	2.3	3.5
Champlain CLO	Diversified Financial Services	Preferred Securities(7)			1,000,000		1.0	0.4
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)(7)			360		6.5	1.6
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares(7)			34,170,000		22.2	8.8
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities(7)			3,089,177		3.5	1.8
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes(7)				15.0	12.8	10.0
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities(7)			5,750,000		2.2	2.8
Flagship CLO V	Diversified Financial Services	Deferrable Notes(7)				1.7	1.4	1.2
		Subordinated Securities(7)			15,000		9.4	11.0
							10.8	12.2
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes(1)(7)				4.0	1.7	1.0

LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes(7)				6.7	7.7	5.5
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes(7)				9.0	5.6	6.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2011 (unaudited) (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes(7)				7.0	6.5	6.6
Mayport CLO Ltd.	Diversified Financial Services	Income Notes(7)				14.0	10.5	10.6
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities(7)			10,000		5.9	7.4
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities(7)			5,000,000		1.6	3.1
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes(7)				14.0	16.1	6.3
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities(7)			20,000,000		14.2	14.4
Subtotal Non-Control / Non-Affiliate Investments (38% of total investments at fair value)							$2,996.1	$2,233.7

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$6.8	$6.8	$6.9
		Redeemable Preferred Stock(1)(7)			859		1.6	1.2
		Common Stock(1)(7)			3,061		5.0	—
							13.4	8.1
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/15		11.5	11.4	10.8
		Common Stock(1)(7)			110,684		11.8	4.9
							23.2	15.7
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	12/11		4.7	3.2	2.4
		Common Stock(1)(7)			8,569,905		25.4	—
							28.6	2.4
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)(7)			5,592,367		8.9	9.1
IEE Holding 1 S.A.(3)	Auto Components	Common Stock(1)			250,000		4.5	12.5
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		26.7	18.4	12.1
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)(7)			4,213		2.7	4.1
Qualitor Component Holdings, LLC	Auto Components	Mezzanine Debt(7)	17.5%	7/13		19.0	18.9	18.9
		Redeemable Preferred Units(1)			3,150,000		3.1	—
		Common Units(1)			350,000		0.4	—
							22.4	18.9
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(1)			7,075		0.7	1.9
		Common Stock(1)			40,688		0.6	1.2
							1.3	3.1
WFS Holding, LLC	Software	Preferred Interest(1)			20,403,772		3.0	3.9
Subtotal Affiliate Investments (1% of total investments at fair value)							$126.4	$89.9

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)(7)			589		$14.5	$2.2
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$5.1	3.7	1.0
		Common Stock(1)(7)			100%		9.5	9.1
							13.2	10.1
American Capital, LLC	Capital Markets	Common Membership Interest(7)			100%		49.9	336.1
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		43.3	42.9	43.4
		Redeemable Preferred Stock(7)			403,357		38.2	53.9
		Common Stock(1)(7)			128,681		10.8	1.2
		Common Stock Warrants(1)(7)			204,663		17.3	1.9
							109.2	100.4
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		2.0	2.0	2.0
		Mezzanine Debt(7)	17.0%	8/12		62.4	62.3	64.5
		Redeemable Preferred Stock(7)			15,107		34.5	33.7
		Convertible Preferred Stock(1)(7)			2,549,410		8.7	7.1
		Preferred Stock Warrants(1)(7)			230,681		1.0	0.6
							108.5	107.9
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)(7)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.2%	5/13		17.7	17.7	17.7
		Redeemable Preferred Stock(1)(7)			21,215		42.8	15.9
							60.5	33.6
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Mezzanine Debt(7)	15.0%	11/16		57.0	56.6	57.0
		Redeemable Preferred Stock(7)			11,086		12.1	12.2
		Convertible Preferred Stock(1)(7)			923,700		92.4	125.9
		Common Stock(1)(7)			203,256		19.7	21.7
							180.8	216.8
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.4%	8/11		4.7	4.7	0.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2011 (unaudited) (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Senior Debt(7)	3.0%	4/12		0.6	0.6	0.6
		Convertible Preferred Stock(1)(7)			11,532,842		12.5	13.2
							13.1	13.8
Core Financial Holdings, LLC	Diversified Financial Services	Common Units(1)(7)			57,940,360		48.2	5.6
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.6%	11/15		40.7	40.4	40.7
		Mezzanine Debt(7)	7.3%	11/16		16.0	15.9	16.0
		Mezzanine Debt(6)(7)	0.0%	11/16		14.0	11.7	4.7
		Convertible Preferred Stock(1)(7)			389,759		40.5	—
		Common Stock(1)(7)			97,440		10.1	—
							118.6	61.4
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		14.2	14.1	14.2
		Common Stock(1)(7)			583		11.1	13.3
							25.2	27.5
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.7%	7/13		7.5	7.5	7.5
		Mezzanine Debt(7)	7.5%	7/13		4.5	4.5	4.5
		Mezzanine Debt(6)(7)	8.2%	7/13		13.8	10.0	2.8
		Redeemable Preferred Stock(1)(7)			21,113		8.9	—
		Convertible Preferred Stock(1)(7)			7,929		6.0	—
		Common Stock(1)(7)			11,261		1.1	—
		Common Stock Warrants(1)(7)			1,078,792		13.1	—
							51.1	14.8
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt(7)	7.2%	12/13		55.8	55.7	55.8
		Ordinary Shares(1)(7)			431,895,528		1,267.3	932.5
							1,323.0	988.3
European Touch, LTD. II	Leisure Equipment & Products	Senior Debt(6)(7)	9.0%	8/11-1/12		0.9	0.9	0.8
		Mezzanine Debt(6)(7)	16.1%	8/11		21.3	13.5	—
		Redeemable Preferred Stock(1)(7)			263		0.3	—
		Common Stock(1)(7)			1,688		0.9	—
		Common Stock Warrants(1)(7)			7,105		3.7	—
							19.3	0.8
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.7	45.5	45.8
		Common Membership Units(1)(7)			58,297		44.5	17.5
							90.0	63.3
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.2%	10/12-10/13		40.1	40.0	40.1
		Mezzanine Debt(7)	18.6%	4/14-10/14		36.1	35.9	36.1
		Mezzanine Debt(6)(7)	22.5%	10/14		19.2	8.4	2.6
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							100.5	78.8
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)(7)			31,250		8.1	0.9
Fosbel Global Services (LUXCO) S.C.A.(3)	Commercial Services & Supplies	Mezzanine Debt(7)	17.3%	12/13		27.9	27.8	27.7
		Mezzanine Debt(6)(7)	20.0%	12/14		30.0	15.6	2.9
		Redeemable Preferred Stock(1)			18,449,456		18.5	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							65.1	30.6
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(6)(7)	8.5%	5/13		9.3	8.7	9.0
		Mezzanine Debt(6)(7)	15.0%	5/14		11.5	8.9	—
		Redeemable Preferred Stock(1)(7)			14,042,095		12.8	—
		Common Stock(1)(7)			6,088,229		2.3	—
							32.7	9.0
Future Food, Inc.	Food Products	Senior Debt(7)	5.2%	8/11		1.6	1.6	1.6
		Senior Debt(6)(7)	5.2%	8/11		15.4	14.7	8.8
		Common Stock(1)(7)			64,917		13.0	—
		Common Stock Warrants(1)(7)			6,500		1.3	—
							30.6	10.4
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.8%	10/11-1/12		26.0	25.8	26.1
		Mezzanine Debt(6)(7)	24.5%	10/12		19.3	6.6	—
		Convertible Preferred Stock(1)(7)			4,000		1.0	—
		Common Stock(1)(7)			2.5%		0.7	—
							34.1	26.1
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	6.9%	9/11		12.2	9.8	6.1
		Redeemable Preferred Stock(1)(7)			25,585,518		32.6	—
							42.4	6.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2011 (unaudited) (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		3.1	—	1.4

Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.7	18.7	18.7
		Mezzanine Debt(7)	8.0%	12/14		44.9	44.8	44.9
		Redeemable Preferred Stock(1)(7)			6,160		3.4	—
		Convertible Preferred Stock(1)(7)			15,797		12.3	12.6
		Common Stock(1)(7)			14,000		1.4	—
		Common Stock Warrants(1)(7)			464,242		2.9	—
							83.5	76.2
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.2%	8/12		2.9	2.9	2.9
		Mezzanine Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)(7)			7,496		8.1	8.5
							16.5	16.9
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.2%	6/12		2.7	2.7	3.0
		Mezzanine Debt(6)(7)	18.0%	2/13		13.3	8.9	5.0
							11.6	8.0
Medical Billings Holdings, Inc.	IT Services	Senior Debt(7)	3.9%	9/12		0.8	0.8	0.8
		Mezzanine Debt(7)	15.0%	9/13		11.4	11.4	11.4
		Convertible Preferred Stock(1)(7)			13,199,000		13.2	5.4
		Common Stock(1)(7)			3,299,582		3.3	—
							28.7	17.6
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)(7)			100		6.8	4.5
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		6.2	—
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.3%	2/13-2/14		29.0	28.8	29.0
		Redeemable Preferred Stock(7)			2,485		1.3	1.2
		Convertible Preferred Stock(1)(7)			38,192		13.6	10.0
							43.7	40.2
NECCO Holdings, Inc.	Food Products	Senior Debt(6)(7)	14.1%	8/13-11/13		31.5	27.2	9.1
		Common Stock(1)(7)			782,609		0.1	—
							27.3	9.1
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		45.2	32.8	31.0
		Common Membership Units(1)(7)			7,450		4.9	—
							37.7	31.0
Orchard Brands Corporation	Internet & Catalog Retail	Senior Debt(7)	14.0%	4/16		14.4	14.4	14.4
		Senior Debt(6)(7)	6.8%	4/16-4/17		82.3	81.2	49.2
		Common Stock(7)			73,954		58.2	—
							153.8	63.6
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	17.1%	8/16		69.6	69.3	69.5
		Mezzanine Debt(6)(7)	20.0%	8/16-10/16		88.9	52.5	30.7
		Common Membership Units(1)(7)			478,488		17.5	—
							139.3	100.2
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.4%	12/11-12/12		7.6	7.5	7.6
		Mezzanine Debt(6)(7)	18.2%	12/14		22.0	15.4	7.2
		Common Stock(1)(7)			367,881		4.2	—
							27.1	14.8
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		28.3	28.1	28.3
		Redeemable Preferred Stock(7)			36,267		33.8	45.4
		Common Stock(1)(7)			40,295		3.9	7.4
		Common Stock Warrants(1)(7)			116,065		11.6	21.2
							77.4	102.3
Plumbing Holding Corporation	Building Products	Common Stock(1)(7)			342,500		11.1	—
Sixnet Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.1%	6/12-6/13		36.8	36.6	36.8
		Convertible Preferred Stock(1)(7)			94		0.5	1.4
		Membership Units(1)(7)			446		5.6	6.0
							42.7	44.2
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(7)	5.3%	2/15		8.4	6.2	5.6
		Senior Debt(6)(7)	4.5%	2/15		1.7	1.2	—
		Mezzanine Debt(6)(7)	11.0%	2/17		30.3	19.0	—
		Preferred Interest(1)(7)					37.8	—
		Common Interest(1)(7)			22.1%		13.8	—
							78.0	5.6
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.4%	7/14		5.7	5.7	5.7
		Mezzanine Debt(7)	12.6%	6/15		133.6	132.9	133.9
		Convertible Preferred Stock(1)(7)			1,101,673		142.9	129.8
		Common Stock(1)(7)			275,419		27.5	—
							309.0	269.4

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2011 (unaudited) (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		35.9	35.7	35.9
		Redeemable Preferred Stock(7)			122,017		11.2	16.9
		Common Stock(1)(7)			128,175		2.3	25.7
		Common Stock Warrants(1)(7)			56,819		1.4	11.4
							50.6	89.9
Spring Air International, LLC	Household Durables	Common Membership Units(1)			49%		2.3	—
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/11-12/12		25.6	22.8	23.9
		Preferred Membership Units(7)			20,000		22.8	15.3
		Common Units(1)(7)			490,000		2.0	18.4
							47.6	57.6
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)(7)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	14.0%	2/15		6.3	6.3	6.3
		Redeemable Preferred Stock(1)(7)			301,556		7.9	9.0
		Common Stock Warrants(1)(7)			6,862		0.2	—
							14.4	15.3
Unwired Holdings, Inc.	Household Durables	Senior Debt(7)	8.4%	1/12-6/12		15.4	15.3	15.4
		Mezzanine Debt(7)	14.5%	6/12		21.8	11.5	26.8
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							42.7	42.2
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	14.5%	10/13-10/14		20.8	20.7	20.8
		Common Stock(1)(7)			19,780		24.7	84.8
							45.4	105.6
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	12/12		6.0	6.0	6.0
		Redeemable Preferred Membership Units(7)			3,796,269		6.9	7.5
		Common Membership Units(1)(7)			27,400		1.9	11.8
							14.8	25.3
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		87.6	87.1	87.6
		Convertible Preferred Stock(7)			703,406		100.7	171.0
		Common Stock(1)(7)			175,853		17.6	35.2
							205.4	293.8

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		13.9	5.2
Subtotal Control Investments (61% of total investments at fair value)							$4,081.7	$3,585.4
Total Investment Assets							$7,204.2	$5,909.0

Counterparty	Instrument	Interest Rate (5)	Expiration Date (5)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Float/ Receive Fixed(7)	LIBOR/5.1%	8/19	1	$28.1	$—	$8.2
Subtotal Derivative Assets						$—	$8.2

DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	$283.6	$—	$(27.8)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.3%/LIBOR	2/13-8/17	5	282.2	—	(32.1)
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.1%/LIBOR	4/12-11/19	4	166.3	—	(17.5)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(12.0)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	62.1	—	(4.4)
Fortis Financial Services, LLC	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.1)
Subtotal Derivative Liabilities						$—	$(97.9)
Total Derivative Agreements, Net						$—	$(89.7)

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) June 30, 2011 (unaudited) (in millions, except share data)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(7)(9)
Fidelity Governmental Fund 57	$36.7	$36.7
Federated Tax-Free Obligation Fund	25.8	25.8
Total Money Market Funds	$62.5	$62.5

(1)	Non-income producing.

(2)	Publicly traded company or a consolidated subsidiary of a public company.

(3)	International investment.

(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

(5)
Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by the nature of indebtedness by a single issuer. The maturity dates represent the earliest and the latest maturity dates.

(6)	Loan is on non-accrual status and therefore considered non-income producing.

(7)	All or a portion of the investments or instruments are pledged as collateral under various secured financing arrangements.

(8)	Portfolio company has filed for reorganization under Chapter 11 of the United States Code.

(9)	Included in cash and cash equivalents on our consolidated balance sheets.

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
NON-CONTROL / NON-AFFILIATE INVESTMENTS
AFA Investment Inc.	Food Products	Senior Debt(6)	12.5%	2/15		$5.3	$4.0	$—
Affordable Care Holding Corp.	Health Care Providers & Services	Mezzanine Debt(7)	15.0%	11/13-11/14		68.6	68.1	68.8
		Convertible Preferred Stock(7)			70,752		98.6	117.5
		Common Stock(1)(7)			17,687,156		17.7	22.4
							184.4	208.7
Algoma Holding Company	Building Products	Mezzanine Debt(7)	14.1%	9/13		15.7	15.6	15.3
American Acquisition, LLC	Capital Markets	Senior Debt(7)	13.8%	12/12		20.8	20.6	19.3
AmWins Group, Inc.	Insurance	Senior Debt(7)	5.8%	6/14		18.5	18.6	15.1
Avalon Laboratories Holding Corp.	Health Care Equipment & Supplies	Senior Debt(7)	11.0%	1/14		16.8	16.8	16.8
		Mezzanine Debt(7)	18.6%	1/15		26.3	26.1	26.3
		Convertible Preferred Stock(1)(7)			148,742		24.3	17.4
		Common Stock(1)(7)			7,829		1.3	—
							68.5	60.5
Avanti Park Place LLC	Real Estate	Senior Debt(7)	6.8%	6/13		4.8	4.8	4.6
BBB Industries, LLC	Auto Components	Senior Debt(7)	9.3%	6/14		21.2	21.2	20.7
Berry-Hill Galleries, Inc.	Distributors	Senior Debt(7)	13.8%	3/11		8.5	8.5	8.1
Blue Wolf Capital Fund II, L.P.	Capital Markets	Limited Partnership Interest					3.0	3.0
CAMP Systems International, Inc.	Air Freight & Logistics	Senior Debt(7)	6.2%	9/14		30.0	29.8	23.2
Carestream Health, Inc.	Health Care Equipment & Supplies	Senior Debt(7)	5.5%	10/13		15.0	15.0	13.5
CIBT Travel Solutions, LLC	Commercial Services & Supplies	Mezzanine Debt(7)	15.0%	11/16		56.2	55.8	56.2
		Redeemable Preferred Stock(7)			11,086		11.0	11.1
		Convertible Preferred Stock(1)(7)			926,800		92.7	106.2
		Common Stock(1)(7)			194,200		19.4	—
							178.9	173.5
Cinelease Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.0%	3/12-4/13		53.0	52.7	51.5
		Common Stock(1)			583		0.6	0.8
							53.3	52.3
Contec, LLC	Household Durables	Mezzanine Debt(7)	14.0%	9/15-9/16		135.0	133.9	123.5
Delsey Holding(3)	Textiles, Apparel & Luxury Goods	Senior Debt(7)	7.3%	2/14		20.5	20.5	15.6
DelStar, Inc.	Building Products	Mezzanine Debt(7)	14.0%	12/12		19.5	19.4	19.5
		Redeemable Preferred Stock(7)			26,613		22.2	39.1
		Convertible Preferred Stock(7)			29,569		3.6	3.6
		Common Stock Warrants(1)(7)			89,020		16.9	5.8
							62.1	68.0
Easton Bell Sports, LLC	Leisure Equipment & Products	Redeemable Preferred Stock			1,171		1.5	1.5
		Common Units(1)			3,830,068		0.7	3.0
							2.2	4.5
FAMS Acquisition, Inc.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	11/13		15.4	15.3	15.4
		Mezzanine Debt(6)(7)	15.5%	11/14		16.3	11.8	4.7
		Redeemable Preferred Stock(1)(7)			919		0.9	—
		Convertible Preferred Stock(1)(7)			861,364		20.9	—
							48.9	20.1
Ford Motor Company(2)	Automobiles	Senior Debt(7)	3.0%	12/13		6.5	6.4	6.4
FPI Holding Corporation	Food Products	Senior Debt(7)	8.6%	10/11-5/13		18.2	18.1	18.2
		Senior Debt(6)(7)	15.8%	6/14-6/15		18.5	12.8	3.1
		Mezzanine Debt(6)(7)	21.6%	6/15-5/16		29.7	17.3	—
		Redeemable Preferred Stock(1)(7)			4,469		39.1	—
		Convertible Preferred Stock(1)(7)			21,715		23.3	—
		Common Stock(1)(7)			5,429		5.8	—
							116.4	21.3
HMSC Corporation	Insurance	Senior Debt(6)(7)	5.8%	10/14		3.5	3.2	1.7
Hoppy Holdings, Corp.	Auto Components	Mezzanine Debt(7)	15.1%	7/12		40.5	40.4	41.0
		Redeemable Preferred Stock(7)			2,915		8.1	8.1
							48.5	49.1
Infiltrator Systems, Inc.	Building Products	Senior Debt(7)	16.5%	10/13		42.2	41.9	42.3
JHCI Acquisition, Inc.	Air Freight & Logistics	Senior Debt(7)	5.8%	12/14		19.0	19.1	14.1
Jones Stephens Corp.(8)	Building Products	Mezzanine Debt(6)(7)	13.0%	9/13		11.7	11.1	—
KIK Custom Products, Inc.(3)	Household Products	Senior Debt(7)	5.3%	12/14		22.5	18.9	14.8
LabelCorp Holdings, Inc.	Paper & Forest Products	Senior Debt(7)	8.0%	8/13-8/14		2.9	2.6	2.6
		Mezzanine Debt(7)	14.0%	8/15-8/16		45.5	45.1	40.2
							47.7	42.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
LCW Holdings, LLC	Real Estate	Senior Debt(7)	11.0%	10/12		7.7	7.6	7.1
		Warrant(1)			12.5%		0.8	3.5
							8.4	10.6
Mirion Technologies, Inc.	Electrical Equipment	Senior Debt(7)	5.4%	7/11-11/11		127.3	127.1	128.0
		Mezzanine Debt(7)	13.9%	7/11-5/12		55.0	54.8	55.0
		Convertible Preferred Stock(7)			435,724		61.2	100.3
		Common Stock(1)(7)			208,276		2.8	3.2
		Common Stock Warrants(1)(7)			222,156		18.6	27.9
							264.5	314.4
Mitchell International, Inc.	IT Services	Senior Debt(7)	5.6%	3/15		5.0	5.0	3.9
NBD Holdings Corp.	Diversified Financial Services	Mezzanine Debt(7)	14.0%	8/13		48.1	47.7	48.6
		Convertible Preferred Stock(1)			84,174		8.7	7.8
		Common Stock(1)			633,408		0.1	—
							56.5	56.4
Net1 Las Colinas Manager, LLC	Real Estate	Senior Debt(7)	7.7%	10/15		3.9	4.0	3.3
Nivel Holdings, LLC	Distributors	Senior Debt(7)	11.3%	10/12-10/13		58.7	58.4	58.8
Orchard Brands Corporation	Internet & Catalog Retail	Senior First Lien Debt(6)(7)	4.3%	4/13		108.8	100.4	49.7
		Senior Second Lien Debt(6)(7)	9.8%	4/14		289.7	197.8	—
							298.2	49.7
Orion Foundry, Inc.(2)(3)	Internet Software & Services	Senior Debt(7)	9.0%	6/14		25.9	24.5	22.3
Pan Am International Flight Academy, Inc.	Professional Services	Mezzanine Debt(7)	18.0%	7/13		40.2	40.0	40.2
		Convertible Preferred Stock(1)(7)			14,938		14.9	4.5
							54.9	44.7
PaR Systems, Inc.	Machinery	Senior Debt(7)	3.3%	7/13		3.4	3.3	3.0
Parts Holding Coörperatief U.A(3)	Distributors	Membership Entitlements(1)(7)			173,060		6.4	—
Phillips & Temro Industries, Inc.	Auto Components	Common Stock Warrants(1)(7)			5,000,000		—	6.8
Qioptiq S.A.R.L.(3)	Electronic Equipment, Instruments & Components	Mezzanine Debt(7)	10.0%	3/18		32.6	32.4	32.1
Ranpak Acquisition Company	Containers & Packaging	Senior Debt(7)	6.6%	12/13-12/14		23.2	22.9	20.0
RDR Holdings, Inc.	Household Durables	Mezzanine Debt(7)	16.2%	10/14-11/15		106.5	105.9	106.5
		Convertible Preferred Stock(1)(7)			1,541		154.2	24.8
		Common Stock(1)(7)			15,414		1.5	—
							261.6	131.3
Roark - Money Mailer, LLC	Media	Common Membership Units(1)			3.5%		0.9	1.0
Scanner Holdings Corporation	Computers & Peripherals	Mezzanine Debt(7)	14.0%	6/14		17.4	17.3	17.4
		Convertible Preferred Stock(1)(7)			77,640,000		7.8	13.8
		Common Stock(1)(7)			78,242		0.1	—
							25.2	31.2
Seroyal Holdings, L.P.(3)	Pharmaceuticals	Redeemable Preferred Units			32,462		0.9	1.1
		Common Units(1)			95,280		0.8	1.5
		Common Unit Warrants(1)			41,661		0.1	0.6
							1.8	3.2
Soil Safe Holdings, LLC	Professional Services	Senior Debt(7)	9.7%	8/13-8/14		40.5	40.2	39.2
		Mezzanine Debt(7)	15.5%	8/15-8/16		40.3	39.9	33.7
		Mezzanine Debt(6)(7)	17.5%	8/17		28.3	18.7	23.7
							98.8	96.6
SPL Acquisition Corp.	Pharmaceuticals	Senior Debt(7)	11.0%	6/14		57.8	57.4	57.8
		Mezzanine Debt(7)	15.3%	6/15-6/16		53.3	52.9	53.3
		Convertible Preferred Stock(1)(7)			84,043		40.7	27.2
							151.0	138.3
Swank Audio Visuals, LLC	Commercial Services & Supplies	Senior Debt(7)	7.1%	8/14		36.4	36.2	28.9
		Senior Debt(6)(7)	7.8%	8/14		12.1	11.5	5.9
							47.7	34.8
The Tensar Corporation	Construction & Engineering	Senior Debt(7)	13.0%	5/13		82.0	81.5	73.4
		Mezzanine Debt(7)	19.5%	11/15		29.5	29.4	27.5
		Convertible Preferred Stock(1)(7)			8,263,171		9.1	9.7
							120.0	110.6
ThreeSixty Sourcing, Inc.(3)	Commercial Services & Supplies	Common Stock Warrants(1)(7)			35		4.1	—
TransFirst Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	6.3%	6/15		54.0	53.6	42.1

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
triVIN, Holdings, Inc.	IT Services	Mezzanine Debt(7)	15.0%	6/14-6/15		21.0	20.9	21.0
		Convertible Preferred Stock(7)			247,000,000		32.9	42.6
		Common Stock(1)(7)			6,319,923		6.3	8.8
							60.1	72.4
Tyden Cayman Holdings Corp.(3)	Electronic Equipment, Instruments & Components	Common Stock(1)			3,218,667		3.8	5.6
WRH, Inc.	Life Sciences Tools & Services	Senior Debt(7)	4.3%	9/13-9/14		3.9	3.9	3.9
		Mezzanine Debt(7)	14.6%	7/14-9/15		95.0	94.5	94.1
		Convertible Preferred Stock(1)(7)			2,008,575		210.0	55.7
		Common Stock(1)(7)			502,144		49.9	—
							358.3	153.7
WWC Acquisitions, Inc.	Professional Services	Senior Debt(7)	7.0%	12/11-12/13		34.0	33.7	33.9

CMBS INVESTMENTS
Banc of America Commercial Mortgage Trust 2007-1	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.7%	2/17-2/18		12.4	4.5	0.8
CD 2007-CD4 Commercial Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	4/17		14.0	8.7	0.4
CD 2007-CD5 Mortgage Trust	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	12/17		14.8	10.2	1.1
Citigroup Commercial Mortgage Securities Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.6%	7/17		112.5	67.1	12.8
COBALT CMBS Commercial Mortgage Trust 2007-C3	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.2%	10/17		11.1	8.1	0.3
Countrywide Commercial Mortgage Trust 2007-MF1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.1%	11/37-12/37		12.8	6.4	—
Credit Suisse Commercial Mortgage Trust Series 2007-C4	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	8/17		20.8	12.4	1.1
GE Commercial Mortgage Corporation, Series 2007-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	12/19		24.8	21.9	0.2
GS Mortgage Securities Trust 2006-GG10	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	7/17		7.0	4.1	0.1
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.6%	7/17		87.2	55.6	0.3
LB-UBS Commercial Mortgage Trust 2007-C6	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	6.2%	8/17		36.6	22.6	2.0
LB-UBS Commercial Mortgage Trust 2008-C1	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.2%	7/23-7/24		19.4	7.4	0.6
ML-CFC Commercial Mortgage Trust 2007-6	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	4/17		9.8	3.2	0.1
ML-CFC Commercial Mortgage Trust 2007-8	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	8/17		32.8	19.2	1.5
Wachovia Bank Commercial Mortgage Trust 2007-C31	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.8%	5/17		20.0	11.6	0.6
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	5.7%	10/17		85.1	55.5	1.3
Wachovia Bank Commercial Mortgage Trust, Series 2007-C34	Real Estate	Commercial Mortgage Pass-Through Certificates(7)	5.3%	10/17-9/24		96.2	41.9	6.2
Wachovia Bank Commercial Trust 2006-C28	Real Estate	Commercial Mortgage Pass-Through Certificates(1)(7)	6.0%	11/16		5.0	3.2	0.1

CLO INVESTMENTS
ACAS CLO 2007-1, Ltd.	Diversified Financial Services	Secured Notes(7)				8.5	8.3	5.5
		Subordinated Notes(7)				25.9	18.8	18.4
							27.1	23.9
Ares IIIR/IVR CLO Ltd.	Diversified Financial Services	Subordinated Notes(7)				20.0	18.0	11.0
Ares VIII CLO, Ltd.	Diversified Financial Services	Preference Shares(7)			6,241		4.6	2.5
Avalon Capital Ltd. 3	Diversified Financial Services	Preferred Securities(7)			13,796		5.9	8.2
Babson CLO Ltd. 2006-II	Diversified Financial Services	Income Notes(7)				15.0	12.4	12.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
BALLYROCK CLO 2006-2 LTD.	Diversified Financial Services	Deferrable Notes(7)				2.0	1.6	1.4
Cent CDO 12 Limited	Diversified Financial Services	Income Notes(7)				26.4	18.1	20.8
Centurion CDO 8 Limited	Diversified Financial Services	Subordinated Notes(7)				5.0	2.5	3.0
Champlain CLO	Diversified Financial Services	Preferred Securities(7)			1,000,000		0.8	0.2
CoLTs 2005-1 Ltd.(3)	Diversified Financial Services	Preference Shares(1)(7)			360		6.7	0.7
CoLTs 2005-2 Ltd.(3)	Diversified Financial Services	Preference Shares(7)			34,170,000		23.0	8.2
CREST Exeter Street Solar 2004-2	Diversified Financial Services	Preferred Securities(7)			3,089,177		3.2	0.7
Eaton Vance CDO X PLC(3)	Diversified Financial Services	Secured Subordinated Income Notes(7)				15.0	13.0	8.4
Essex Park CDO Ltd.	Diversified Financial Services	Preferred Securities(7)			5,750,000		2.3	2.3
Flagship CLO V	Diversified Financial Services	Deferrable Notes(7)				1.7	1.3	1.2
		Subordinated Securities(7)			15,000		10.4	9.7
							11.7	10.9
Galaxy III CLO, Ltd	Diversified Financial Services	Subordinated Notes(1)(7)				4.0	2.0	0.9
LightPoint CLO IV, LTD	Diversified Financial Services	Income Notes(7)				6.7	8.0	2.0
LightPoint CLO VII, Ltd.	Diversified Financial Services	Subordinated Notes(7)				9.0	6.2	6.2
LightPoint CLO VIII, Ltd.	Diversified Financial Services	Deferrable Notes(7)				7.0	6.5	5.5
Mayport CLO Ltd.	Diversified Financial Services	Income Notes(7)				14.0	11.5	9.7
NYLIM Flatiron CLO 2006-1 LTD.(3)	Diversified Financial Services	Subordinated Securities(7)			10,000		6.6	7.8
Octagon Investment Partners VII, Ltd.	Diversified Financial Services	Preferred Securities(7)			5,000,000		1.7	2.8
Sapphire Valley CDO I, Ltd.	Diversified Financial Services	Subordinated Notes(7)				14.0	15.3	3.7
Vitesse CLO, Ltd.	Diversified Financial Services	Preferred Securities(7)			20,000,000		14.9	13.1
Subtotal Non-Control / Non-Affiliate Investments (50% of total investments at fair value)							$3,854.2	$2,718.9

AFFILIATE INVESTMENTS
Anchor Drilling Fluids USA, Inc.	Energy Equipment & Services	Senior Debt(7)	11.3%	12/13		$6.7	$6.7	$6.2
		Redeemable Preferred Stock(1)(7)			859		1.6	0.3
		Common Stock(1)(7)			3,061		4.9	—
							13.2	6.5
Comfort Co., Inc.	Household Durables	Senior Debt(7)	11.5%	3/12-3/15		13.3	13.3	12.2
		Common Stock(1)(7)			110,684		11.7	6.9
							25.0	19.1
Egenera, Inc.	Computers & Peripherals	Mezzanine Debt(6)	15.0%	12/11		4.4	3.2	1.8
		Common Stock(1)(7)			8,569,905		25.4	—
							28.6	1.8
HALT Medical, Inc.	Health Care Equipment & Supplies	Convertible Preferred Stock(1)(7)			5,592,367		8.9	9.7
IEE Holding 1 S.A.(3)	Auto Components	Common Stock(1)			250,000		4.5	—
IS Holdings I, Inc.	Software	Redeemable Preferred Stock(7)			1,297		1.9	1.9
		Common Stock(1)(7)			1,165,930		—	11.6
							1.9	13.5
LTM Enterprises, Inc.	Personal Products	Senior Debt(6)(7)	17.3%	11/11		24.5	18.4	14.6
Primrose Holding Corporation	Diversified Consumer Services	Common Stock(1)(7)			4,213		2.7	4.0
Qualitor Component Holdings, LLC	Auto Components	Mezzanine Debt(7)	17.1%	7/13		39.6	39.4	39.5
		Redeemable Preferred Units(1)			3,150,000		3.2	—
		Common Units(1)			350,000		0.3	—
							42.9	39.5
Radar Detection Holdings Corp.	Household Durables	Convertible Preferred Stock(1)			7,075		0.7	1.9
		Common Stock(1)			40,688		0.6	0.3
							1.3	2.2
WFS Holding, LLC	Software	Preferred Interest(1)			20,403,772		3.0	2.7
Subtotal Affiliate Investments (2% of total investments at fair value)							$150.4	$113.6

CONTROL INVESTMENTS
ACAS Equity Holdings Corp.	Diversified Financial Services	Common Stock(1)(7)			589		$14.5	$1.8
ACAS Real Estate Holdings Corporation	Real Estate	Mezzanine Debt(6)(7)	15.0%	5/16		$4.7	3.7	4.6
		Common Stock(1)(7)			100%		11.5	—
							15.2	4.6
American Capital, LLC	Capital Markets	Common Membership Interest(7)			100%		58.2	128.5

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
American Driveline Systems, Inc.	Diversified Consumer Services	Mezzanine Debt(7)	14.0%	12/14-12/15		43.0	42.6	43.0
		Redeemable Preferred Stock(7)			403,357		36.1	51.8
		Common Stock(1)(7)			128,681		10.8	1.2
		Common Stock Warrants(1)(7)			204,663		17.3	1.9
							106.8	97.9
Aptara, Inc.	IT Services	Senior Debt(7)	11.5%	8/12		0.7	0.7	0.7
		Mezzanine Debt(7)	17.0%	8/12		60.9	60.7	63.0
		Redeemable Preferred Stock(1)(7)			15,107		14.1	21.0
		Convertible Preferred Stock(1)(7)			2,549,410		8.7	—
		Preferred Stock Warrants(1)(7)			230,681		1.0	—
							85.2	84.7
Capital.com, Inc.	Diversified Financial Services	Common Stock(1)(7)			8,500,100		0.9	—
CH Holding Corp.	Leisure Equipment & Products	Senior Debt(7)	7.3%	5/13		17.1	17.7	17.7
		Redeemable Preferred Stock(1)(7)			21,215		42.8	18.2
							60.5	35.9
CMX Inc.	Construction & Engineering	Senior Debt(6)(7)	3.5%	5/11		5.0	4.9	0.2
Contour Semiconductor, Inc.	Semiconductors & Semiconductor Equipment	Convertible Preferred Stock(1)(7)			11,532,842		12.4	21.6
Core Financial Holdings, LLC	Diversified Financial Services	Common Units(1)(7)			57,940,360		48.2	6.0
Dyno Holding Corp.	Auto Components	Senior Debt(7)	11.7%	11/13-11/15		40.8	40.5	40.8
		Mezzanine Debt(6)(7)	3.8%	11/16		28.5	25.6	13.9
		Convertible Preferred Stock(1)(7)			389,759		40.5	—
		Common Stock(1)(7)			97,440		10.1	—
							116.7	54.7
ECA Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	16.5%	12/14		13.9	13.8	13.9
		Common Stock(1)(7)			583		11.1	13.4
							24.9	27.3
eLynx Holdings, Inc.	IT Services	Senior Debt(7)	7.8%	7/13		8.6	8.6	8.6
		Mezzanine Debt(6)(7)	8.0%	7/13		17.5	13.4	3.9
		Redeemable Preferred Stock(1)(7)			21,113		8.9	—
		Convertible Preferred Stock(1)(7)			7,929		6.0	—
		Common Stock(1)(7)			11,261		1.1	—
		Common Stock Warrants(1)(7)			1,078,792		13.1	—
							51.1	12.5
European Capital Limited(3)	Diversified Financial Services	Subordinated Debt(7)	7.3%	7/12		28.3	28.2	28.3
		Ordinary Shares(1)(7)			431,895,528		1,267.3	607.9
							1,295.5	636.2
European Touch, LTD. II	Leisure Equipment & Products	Senior Debt(7)	9.0%	8/11-1/12		0.9	0.9	0.9
		Mezzanine Debt(6)(7)	16.0%	3/11		20.9	13.5	1.8
		Redeemable Preferred Stock(1)(7)			263		0.3	—
		Common Stock(1)(7)			1,688		0.9	—
		Common Stock Warrants(1)(7)			7,105		3.7	—
							19.3	2.7
EXPL Pipeline Holdings LLC	Oil, Gas & Consumable Fuels	Senior Debt(7)	8.0%	1/17		45.4	45.1	45.4
		Common Membership Units(1)(7)			58,297		44.5	17.5
							89.6	62.9
FL Acquisitions Holdings, Inc.	Computers & Peripherals	Senior Debt(7)	8.3%	10/12-10/13		40.0	39.8	40.0
		Mezzanine Debt(7)	18.6%	4/14-10/14		34.1	34.0	34.1
		Mezzanine Debt(6)(7)	22.5%	10/14		17.2	8.5	8.5
		Redeemable Preferred Stock(1)			583,000		0.6	—
		Common Stock(1)			129,514		15.6	—
							98.5	82.6
Formed Fiber Technologies, Inc.	Auto Components	Common Stock(1)(7)			31,250		8.1	5.6
Fosbel Global Services (LUXCO) S.C.A.(3)	Commercial Services & Supplies	Mezzanine Debt(7)	17.3%	12/13		25.9	25.8	25.8
		Mezzanine Debt(6)(7)	20.0%	12/14		27.1	20.7	23.0
		Redeemable Preferred Stock(1)			18,449,456		18.4	—
		Convertible Preferred Stock(1)			1,519,368		3.0	—
		Common Stock(1)			108,526		0.2	—
							68.1	48.8
FreeConference.com, Inc.	Diversified Telecommunication Services	Senior Debt(7)	8.5%	5/11		9.2	9.2	9.2
		Mezzanine Debt(6)(7)	15.0%	5/12		10.7	9.2	1.1
		Redeemable Preferred Stock(1)(7)			14,042,095		12.8	—
		Common Stock(1)(7)			6,088,229		2.3	—
							33.5	10.3

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Future Food, Inc.	Food Products	Senior Debt(7)	5.3%	8/11		1.6	1.6	1.6
		Senior Debt(6)(7)	5.3%	8/11		15.4	15.2	10.0
		Common Stock(1)(7)			64,917		13.0	—
		Common Stock Warrants(1)(7)			6,500		1.3	—
							31.1	11.6
Group Montana, Inc.	Textiles, Apparel & Luxury Goods	Senior Debt(7)	10.6%	1/11-10/11		19.1	19.1	19.1
		Senior Debt(6)(7)	12.8%	10/11		6.1	4.5	2.0
		Mezzanine Debt(6)(7)	24.5%	10/12		16.1	6.6	—
		Convertible Preferred Stock(1)(7)			4,000		1.0	—
		Common Stock(1)(7)			2.5%		0.7	—
							31.9	21.1
Halex Holdings, Inc.	Construction Materials	Senior Debt(6)(7)	7.0%	9/11		11.8	9.8	4.7
		Redeemable Preferred Stock(1)(7)			24,087,546		31.2	—
							41.0	4.7
Hartstrings Holdings Corp.	Textiles, Apparel & Luxury Goods	Senior Debt(6)(7)	4.5%	3/11		9.4	9.4	7.6
		Convertible Preferred Stock(1)(7)			10,196		3.0	—
		Common Stock(1)(7)			14,250		4.8	—
							17.2	7.6
Kingway Inca Clymer Holdings, Inc.	Building Products	Mezzanine Debt(6)(7)	12.3%	4/12		2.9	—	1.1
		Redeemable Preferred Stock(1)			13,709		9.2	—
							9.2	1.1
Lifoam Holdings, Inc.	Leisure Equipment & Products	Senior Debt(7)	10.5%	12/14		18.9	18.9	18.9
		Mezzanine Debt(7)	8.0%	12/14		43.2	43.1	43.2
		Redeemable Preferred Stock(1)(7)			6,160		4.2	7.4
		Convertible Preferred Stock(1)(7)			15,797		12.2	—
		Common Stock(1)(7)			14,000		1.4	—
		Common Stock Warrants(1)(7)			464,242		2.9	—
							82.7	69.5
LLSC Holdings Corporation	Personal Products	Senior Debt(7)	6.3%	8/12		3.4	3.4	3.4
		Mezzanine Debt(7)	12.0%	9/13		5.5	5.5	5.5
		Convertible Preferred Stock(1)(7)			7,496		8.1	4.7
							17.0	13.6
LVI Holdings, LLC	Professional Services	Senior Debt(7)	7.3%	3/11		2.7	2.7	3.0
		Mezzanine Debt(6)(7)	18.0%	2/13		12.9	8.9	5.0
							11.6	8.0
Medical Billing Holdings, Inc.	IT Services	Mezzanine Debt(7)	15%	9/13		11.3	11.2	11.3
		Convertible Preferred Stock(1)(7)			13,199,000		13.2	14.1
		Common Stock(1)(7)			3,299,582		3.3	—
							27.7	25.4
Montgomery Lane, LLC	Diversified Financial Services	Common Membership Units(1)(7)			100		7.3	4.3
Montgomery Lane, LTD(3)	Diversified Financial Services	Common Membership Units(1)			50,000		6.2	—
MW Acquisition Corporation	Health Care Providers & Services	Mezzanine Debt(7)	16.3%	2/13-2/14		27.4	27.2	27.4
		Redeemable Preferred Stock(7)			2,485		1.2	1.1
		Convertible Preferred Stock(1)(7)			38,192		13.6	14.8
							42.0	43.3
NECCO Holdings, Inc.	Food Products	Senior Debt(7)	6.5%	8/13		17.2	17.2	17.2
		Senior Debt(6)(7)	18.0%	11/13		19.0	16.6	1.6
		Common Stock(1)(7)			782,609		0.1	—
							33.9	18.8
NECCO Realty Investments, LLC	Real Estate	Senior Debt(6)(7)	14.0%	12/17		42.9	33.0	24.2
		Common Membership Units(1)(7)			7,450		4.9	—
							37.9	24.2
Paradigm Precision Holdings, LLC	Aerospace & Defense	Mezzanine Debt(7)	17.0%	8/14		65.6	65.3	65.6
		Mezzanine Debt(6)(7)	20.0%	8/14-10/14		81.0	53.3	13.3
		Common Membership Units(1)(7)			478,488		17.5	—
							136.1	78.9
PHC Sharp Holdings, Inc.	Commercial Services & Supplies	Senior Debt(7)	10.3%	12/11-12/12		8.0	7.9	7.9
		Mezzanine Debt(6)(7)	18.2%	12/14		20.1	15.4	7.2
		Common Stock(1)(7)			367,881		4.2	—
							27.5	15.1
PHI Acquisitions, Inc.	Internet & Catalog Retail	Mezzanine Debt(7)	15.3%	3/16		27.8	27.6	27.8
		Redeemable Preferred Stock(7)			36,267		32.1	43.7
		Common Stock(1)(7)			40,295		3.9	7.8
		Common Stock Warrants(1)(7)			116,065		11.6	22.5
							75.2	101.8

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Company (4)	Industry	Investments	Interest Rate (5)	Maturity Date	# of shares/ units owned	Principal	Cost	Fair Value
Sixnet Holdings, LLC	Electronic Equipment, Instruments & Components	Senior Debt(7)	11.1%	6/12-6/13		36.9	36.8	36.9
		Convertible Preferred Stock(1)(7)			94		0.5	0.5
		Membership Units(1)(7)			446		5.6	2.2
							42.9	39.6
Small Smiles Holding Company, LLC	Health Care Providers & Services	Senior Debt(7)	3.8%	2/15		10.2	7.3	7.9
		Mezzanine Debt(6)(7)	11.0%	2/17		28.7	19.0	—
		Preferred Interest(1)(7)					37.8	—
		Common Interest(1)(7)			22.1%		13.8	—
							77.9	7.9
SMG Holdings, Inc.	Hotels, Restaurants & Leisure	Senior Debt(7)	3.3%	7/14		5.8	5.8	5.8
		Mezzanine Debt(7)	12.6%	6/15		130.4	129.7	130.7
		Convertible Preferred Stock(7)			1,101,673		138.3	125.2
		Common Stock(1)(7)			275,419		27.5	—
							301.3	261.7
Specialty Brands of America, Inc.	Food Products	Mezzanine Debt(7)	14.0%	5/14		35.5	35.3	35.5
		Redeemable Preferred Stock(7)			122,017		10.5	16.2
		Common Stock(1)(7)			128,175		2.3	22.6
		Common Stock Warrants(1)(7)			56,819		1.4	10.0
							49.5	84.3
Spring Air International, LLC	Household Durables	Common Membership Units(1)			49%		2.7	0.4
TestAmerica Environmental Services, LLC	Commercial Services & Supplies	Senior Debt(7)	6.5%	12/11-12/12		22.6	19.0	19.0
		Preferred Membership Units(7)			20,000		21.5	13.3
		Common Units(1)(7)			490,000		2.0	7.3
							42.5	39.6
UFG Real Estate Holdings, LLC	Real Estate	Common Membership(1)(7)					—	0.9
Unique Fabricating Incorporated	Auto Components	Senior Debt(7)	10.0%	2/11-2/12		6.4	6.3	6.4
		Redeemable Preferred Stock(1)(7)			301,556		7.9	5.9
		Common Stock Warrants(1)(7)			6,862		0.2	—
							14.4	12.3
Unwired Holdings, Inc.	Household Durables	Senior Debt(7)	8.4%	6/11-6/12		16.0	16.0	16.0
		Mezzanine Debt(7)	14.5%	6/12		20.3	10.0	25.3
		Redeemable Preferred Stock(1)			14,630		14.6	—
		Common Stock(1)			126,001		1.3	—
							41.9	41.3
VP Acquisition Holdings, Inc.	Health Care Equipment & Supplies	Mezzanine Debt(7)	14.5%	10/13-10/14		20.6	20.4	20.5
		Common Stock(7)			19,780		24.7	65.5
							45.1	86.0
Warner Power, LLC	Electrical Equipment	Mezzanine Debt(7)	14.6%	1/12		6.1	6.1	6.1
		Redeemable Preferred Membership Units(1)(7)			3,796,269		3.0	4.7
		Common Membership Units(1)(7)			27,400		1.9	—
							11.0	10.8
WIS Holding Company, Inc.	Commercial Services & Supplies	Mezzanine Debt(7)	14.5%	1/14		86.7	86.2	86.7
		Convertible Preferred Stock(7)			703,406		96.7	161.1
		Common Stock(1)(7)			175,852		17.6	33.7
							200.5	281.5
WSACS RR Holdings, LLC	Real Estate	Common Membership Units(1)(7)			3,384,616		3.4	—

CDO / CLO INVESTMENTS
ACAS Wachovia Investments, L.P.	Diversified Financial Services	Partnership Interest			90%		13.0	2.3
Subtotal Control Investments (48% of total investments at fair value)							$3,693.7	$2,642.4
Total Investment Assets							$7,698.3	$5,474.9

AMERICAN CAPITAL, LTD. CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued) December 31, 2010 (in millions, except share data)

Counterparty	Instrument	Interest Rate (5)	Expiration Date (5)	# of Contracts	Notional	Cost	Fair Value
DERIVATIVE AGREEMENTS
Wells Fargo Bank, N.A	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.1%/LIBOR	8/19	1	$7.0	$—	$3.7
Subtotal Derivative Assets						$—	$3.7

DERIVATIVE AGREEMENTS
Citibank, N.A.	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	4/12-11/19	4	$329.1	$—	$(23.5)
BMO Financial Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.4%/LIBOR	2/13-8/17	5	307.6	—	(34.0)
Wells Fargo Bank, N.A	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	4.9%/LIBOR	1/14-8/19	3	285.9	—	(28.4)
UniCredit Group	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	66.0	—	(11.9)
Citibank, N.A.	Balance Differential Swap - Pay Fixed/ Receive Floating(7)	5.2%/LIBOR	11/19	1	43.2	—	(3.2)
Fortis Financial Services, LLC	Interest Rate Swap - Pay Fixed/ Receive Floating(7)	5.7%/LIBOR	7/17	1	22.3	—	(4.1)
Citibank, N.A.	Foreign Exchange Swap - Pay Euros/ Receive GBP(7)		2/11	1	4.6	—	(0.9)
Subtotal Derivative Liabilities						$—	$(106.0)
Total Derivative Agreements, Net						$—	$(102.3)

Funds	Cost	Fair Value
MONEY MARKET FUNDS(7)(9)
Dreyfus Cash Mgmt	$20.5	$20.5
DWS Prime Money Market Service	20.2	20.2
AIM STIT Liquid Asset P-CSM 7D	20.0	20.0
Federated Money Market Prime Oblig IO	14.0	14.0
Morgan Stanley Liq Prime Instl Fds	13.0	13.0
Dreyfus Ins Cash Advantage I	11.5	11.5
Federated Tax-Free Obligation Fund	12.0	12.0
Federated Prime Oblig Fd #10	11.5	11.5
Fidelity Money Market Pt CI I	11.0	11.0
Blackrock Liquidity Temp Fund #24	11.0	11.0
Total Money Market Funds	$144.7	$144.7

(1)	Non-income producing.

(2)	Publicly traded company or a consolidated subsidiary of a public company.

(3)	International investment.

(4)	Certain of the securities are issued by affiliate(s) of the listed portfolio company.

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

Interim consolidated financial statements of American Capital, Ltd. (which is referred throughout this report as “American Capital”, the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

Reclassifications

We have reclassified certain prior period amounts in our interim consolidated financial statements to conform to our current period presentation.

Note 2.	Organization

We are a non-diversified, closed end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). As a BDC, we primarily invest in senior and mezzanine debt and equity in buyouts of private companies sponsored by us (“American Capital One Stop Buyout®”) or sponsored by other private equity funds (“Private Equity Buyouts”) and provide capital directly to early stage and mature private and small public companies. We refer to these investments as our private finance portfolio. We also invest in structured financial product investments (“Structured Products”) including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities and invest in alternative asset funds managed by us. Our primary business objectives are to increase our net realized earnings and net asset value (“NAV”) by making investments with attractive current yields and/or potential for equity appreciation and realized gains.

Through our tax year ending September 30, 2010, we operated to qualify as a regulated investment company (“RIC”) as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of June 30, 2011, we did not meet the necessary quarterly investment diversification requirements to qualify as a RIC for our tax year ending September 30, 2011. Therefore, we will be subject to taxation as a corporation under Subchapter C of the Code beginning with our tax year ending September 30, 2011. No approval by the Internal Revenue Service (“IRS”) is required for this change. We may qualify again as a RIC in future tax years and then elect to be subject once again to the rules under Subchapter M, including those related to annual distribution requirements and the composition of our gross income and investment portfolio. This change in tax status does not affect our status as a BDC under the 1940 Act or our compliance with the portfolio composition requirements of that statute. See Note 9 for additional discussion.

Note 3.	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS (“ASU 2011-04”), which largely aligns fair value measurement and disclosure requirements between International Financial Reporting Standards and US GAAP. ASU 2011-04 mainly represents clarifications to ASC 820 as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 clarifies that (i) the highest and best use concept only applies to nonfinancial assets, (ii) an instrument classified in shareholders' equity should be measured from the perspective of a market participant holding that instrument as an asset, and (iii) quantitative disclosure is required for unobservable inputs used in Level 3 measurements. ASU 2011-04 changes the guidance in ASC 820 so that (i) the fair value of a group of financial assets and financial liabilities with similar risk exposures may be measured on the basis of the entity's net risk exposure, (ii) premiums or discounts may be applied in a fair value measurement under certain circumstances but blockage factor discounts are not permitted, and (iii) additional Level 3 disclosures are required, including a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

by public entities is not permitted. Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2011-04.

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

We fair value our investments in accordance with the 1940 Act and FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as determined in good faith by our Board of Directors. When available, we base the fair value of our investments on directly observable market prices or on market data derived for comparable assets. For all other investments, inputs used to measure fair value reflect management's best estimate of assumptions that would be used by market participants in pricing the investment in a hypothetical transaction. For these investments, we estimate the fair value of our senior debt, mezzanine debt, redeemable and convertible preferred equity, common equity and equity warrants using either an enterprise value waterfall methodology or a market yield valuation methodology that generally combines market, income and cost approaches and our Structured Products using a market yield valuation methodology that combines market and income approaches.

Under the enterprise value waterfall methodology, we estimate the enterprise value of a portfolio company and then waterfall the enterprise value over the portfolio company's securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, we prepare an analysis of traditional valuation methodologies including valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value the portfolio company's assets, third-party valuations of the portfolio company, offers from third-parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. Significant inputs in these valuation methodologies to estimate enterprise value include the historical or projected operating results of the portfolio company, selection of comparable companies, discounts or premiums to the prices of comparable companies and discount rates applied to the forecasted cash flows. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. The selection of a population of comparable companies requires significant judgment including a qualitative and quantitative analysis of the comparability of the companies. In determining a discount or premium, if any, to prices of comparable companies, we use significant judgment for factors such as size, marketability and relative performance. In determining a discount rate to apply to forecasted cash flows, we use significant judgment in the development of an appropriate discount rate including the evaluation of an appropriate risk premium.

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

As of June 30, 2011 and December 31, 2010, we had an investment in European Capital Limited (“European Capital”), a wholly-owned investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. In determining the fair value of our investment in European Capital, we concluded that our investment should be less than the NAV of European Capital due to the risks associated with our ability to realize the full fair value of European Capital's underlying assets for several reasons, including a public to private liquidity discount and the ability to demonstrate an implied market return on equity required by market participants for a measurable period of time, which indicate fair values at a discount to the NAV. The use of a discount to NAV of European Capital requires significant judgment and a change in the assumptions

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

used to develop the discount could have a material impact on the determination of fair value. Further, the determination of European Capital's NAV requires significant judgment including the determination of the fair value of European Capital's investment portfolio. See Note 10 for unfunded commitments related to European Capital.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following fair value hierarchy tables set forth our assets and liabilities that are measured at fair value on a recurring basis by level as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,174	$1,174
Mezzanine debt	—	—	1,652	1,652
Preferred equity	—	—	1,162	1,162
Common equity	—	—	1,611	1,611
Equity warrants	—	—	79	79
Structured Products	—	—	231	231
Derivative agreements, net	—	—	(90)	(90)
Total	$—	$—	$5,819	$5,819

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$1,282	$1,282
Mezzanine debt	—	—	1,783	1,783
Preferred equity	—	—	1,134	1,134
Common equity	—	—	998	998
Equity warrants	—	—	79	79
Structured Products	—	—	199	199
Derivative agreements, net	—	—	(102)	(102)
Total	$—	$—	$5,373	$5,373

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables sets forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three months ended June 30, 2011 and 2010:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, April 1, 2011	$1,188	$1,771	$1,127	$1,253	$83	$230	$(90)	$5,562
Net realized gains (losses)(1)	(164)	1	(12)	(2)	1	(57)	(14)	(247)
Reversal of prior period depreciation on realization(2)	164	1	12	5	—	57	11	250
Net unrealized appreciation (depreciation)(2)(3)	15	(45)	14	361	(5)	8	(11)	337
Purchases(4)	11	34	30	—	—	—	—	75
Sales(5)	1	—	(9)	(6)	—	—	—	(14)
Settlements(6)	(41)	(110)	—	—	—	(7)	14	(144)
Balances, June 30, 2011	$1,174	$1,652	$1,162	$1,611	$79	$231	$(90)	$5,819

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, April 1, 2010	$1,764	$1,995	$1,084	$562	$63	$166	$(120)	$5,514
Net realized losses(1)	(14)	(2)	(32)	(12)	—	(231)	(30)	(321)
Reversal of prior period depreciation on realization(2)	19	—	39	20	—	231	27	336
Net unrealized appreciation (depreciation)(2)(3)	26	28	62	149	8	(15)	(24)	234
Purchases, sales, issuances & settlements, net(7)	(103)	(88)	(69)	(20)	—	(2)	30	(252)
Balances, June 30, 2010	$1,692	$1,933	$1,084	$699	$71	$149	$(117)	$5,511

(1)
Included in net realized loss on investments in the consolidated statements of operations. Excludes gains (losses) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency. Also, excludes realized gains (losses) from other assets and liabilities not measured at fair value.

(2)	Included in net unrealized appreciation of investments in the consolidated statements of operations.

(3)
Excludes unrealized appreciation (depreciation) related to foreign currency translation for American Capital assets and liabilities not measured at fair value that are denominated in a foreign currency.

(4)
Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, the accrual or allowance of PIK interest or cumulative dividends and the amortization of discounts, premiums and closing fees.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following tables sets forth the summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six months ended June 30, 2011 and 2010:

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2011	$1,282	$1,783	$1,134	$998	$79	$199	$(102)	$5,373
Net realized gains (losses)(1)	(163)	1	(6)	(4)	1	(57)	(27)	(255)
Reversal of prior period (appreciation) depreciation on realization(2)	166	1	2	5	(1)	57	22	252
Net unrealized appreciation (depreciation)(2)(3)	29	(29)	19	632	—	47	(9)	689
Purchases(4)	44	86	62	3	—	—	—	195
Sales(5)	(7)	—	(87)	(23)	—	—	—	(117)
Settlements(6)	(177)	(190)	38	—	—	(15)	26	(318)
Balances, June 30, 2011	$1,174	$1,652	$1,162	$1,611	$79	$231	$(90)	$5,819

	Senior Debt	Mezzanine Debt	Preferred Equity	Common Equity	Equity Warrants	Structured Products	Derivative Agreements, Net	Total
Balances, January 1, 2010	$1,791	$1,938	$1,049	$510	$54	$167	$(113)	$5,396
Net realized losses(1)	(15)	(24)	(30)	(92)	(5)	(232)	(46)	(444)
Reversal of prior period depreciation on realization(2)	25	12	39	98	5	233	41	453
Net unrealized appreciation (depreciation)(2)(3)	48	95	58	223	17	(15)	(45)	381
Purchases, sales, issuances & settlements, net(7)	(157)	(88)	(32)	(40)	—	(4)	46	(275)
Balances, June 30, 2010	$1,692	$1,933	$1,084	$699	$71	$149	$(117)	$5,511

(1)
Included in net realized loss on investments in the consolidated statements of operations. Excludes gains (losses) on realized foreign currency transactions on American Capital assets and liabilities that are denominated in a foreign currency. Also, excludes realized gains (losses) from other assets and liabilities not measured at fair value.

(2)	Included in net unrealized appreciation of investments in the consolidated statements of operations.

(3)
Excludes unrealized appreciation (depreciation) related to foreign currency translation for American Capital assets and liabilities not measured at fair value that are denominated in a foreign currency.

(4)
Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, the accrual or allowance of PIK interest or cumulative dividends and the amortization of discounts, premiums and closing fees.

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

As of June 30, 2011 and December 31, 2010, loans on non-accrual status had a cost basis of $519 million and $702 million, respectively, and a fair value of $255 million and $239 million, respectively. As of June 30, 2011 and December 31, 2010, accruing loans with a cost basis of $3 million and $47 million, respectively, were greater than 90 days past due.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The composition summaries of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2011	December 31, 2010
Cost
Senior debt	18.0%	21.6%
Mezzanine debt	25.2%	25.0%
Preferred equity	22.0%	20.5%
Common equity	26.2%	23.9%
Equity warrants	1.3%	1.2%
Structured Products	7.3%	7.8%
Total	100.0%	100.0%

Fair Value
Senior debt	19.9%	23.5%
Mezzanine debt	27.9%	32.6%
Preferred equity	19.7%	20.7%
Common equity	27.3%	18.2%
Equity warrants	1.3%	1.4%
Structured Products	3.9%	3.6%
Total	100.0%	100.0%

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

	June 30, 2011	December 31, 2010
Cost
Commercial Services and Supplies	11.3%	10.1%
Household Durables	8.2%	7.6%
Life Sciences Tools and Services	6.6%	5.8%
Real Estate and Real Estate Investment Trusts	6.5%	7.1%
Hotels, Restaurants and Leisure	5.5%	4.9%
Health Care Providers and Services	4.9%	5.1%
Electrical Equipment	4.9%	4.5%
Food Products	4.2%	3.8%
Internet and Catalog Retail	4.1%	6.0%
Professional Services	3.5%	3.3%
IT Services	3.4%	3.7%
Auto Components	3.3%	4.2%
Diversified Financial Services	3.0%	2.7%
Leisure Equipment and Products	2.9%	2.7%
Computers and Peripherals	2.7%	2.5%
Pharmaceuticals	2.7%	2.5%
Health Care Equipment and Supplies	2.6%	2.6%
Aerospace and Defense	2.5%	2.2%
Electronic Equipment, Instruments and Components	2.4%	2.1%
Construction and Engineering	2.3%	2.0%
Building Products	2.0%	2.3%
Diversified Consumer Services	2.0%	1.8%
Oil, Gas and Consumable Fuels	1.6%	1.5%
Other	6.9%	9.0%
Total	100.0%	100.0%

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

	June 30, 2011	December 31, 2010
Fair Value
Commercial Services and Supplies	14.7%	13.6%
Capital Markets	7.6%	3.2%
Electrical Equipment	7.4%	7.0%
Hotels, Restaurants and Leisure	5.7%	5.6%
Health Care Providers and Services	5.0%	5.6%
Health Care Equipment and Supplies	4.5%	4.2%
Household Durables	4.5%	6.8%
Life Sciences Tools and Services	4.1%	3.3%
Professional Services	3.9%	3.9%
Internet and Catalog Retail	3.5%	3.2%
Food Products	3.2%	2.9%
IT Services	3.1%	4.2%
Auto Components	2.9%	4.0%
Construction and Engineering	2.9%	2.4%
Electronic Equipment, Instruments and Components	2.9%	2.8%
Pharmaceuticals	2.9%	3.0%
Computers and Peripherals	2.4%	2.5%
Leisure Equipment and Products	2.4%	2.4%
Building Products	2.3%	2.7%
Diversified Consumer Services	2.2%	2.2%
Aerospace and Defense	2.1%	1.7%
Real Estate and Real Estate Investment Trusts	1.9%	1.7%
Diversified Financial Services	1.8%	1.9%
Other	6.1%	9.2%
Total	100.0%	100.0%

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

	June 30, 2011	December 31, 2010
Cost
Southwest	23.0%	21.6%
International	22.7%	20.9%
Mid-Atlantic	19.5%	18.9%
Northeast	11.9%	14.7%
Southeast	9.8%	10.0%
South-Central	8.3%	8.0%
North-Central	4.2%	5.4%
Northwest	0.6%	0.5%
Total	100.0%	100.0%

Fair Value
Southwest	24.4%	24.9%
Mid-Atlantic	23.7%	20.5%
International	19.7%	14.8%
Northeast	11.8%	14.8%
Southeast	11.3%	12.3%
South-Central	4.4%	6.2%
North-Central	4.2%	6.0%
Northwest	0.5%	0.5%
Total	100.0%	100.0%

Note 5.	Borrowings

Our debt obligations consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Fixed rate private secured notes due December 2013	$111	$304
Floating rate private secured loans due December 2013	61	168
Fixed rate non-amortizing secured notes due December 2013	524	524
Floating rate non-amortizing secured notes due December 2013	4	4
Unsecured public debt due August 2012	11	11
ACAS Business Loan Trust 2004-1 asset securitization	54	115
ACAS Business Loan Trust 2005-1 asset securitization	360	472
ACAS Business Loan Trust 2006-1 asset securitization	239	274
ACAS Business Loan Trust 2007-1 asset securitization	165	208
ACAS Business Loan Trust 2007-2 asset securitization	113	179
Total	$1,642	$2,259

The daily weighted average debt balance for the three months ended June 30, 2011 and 2010 was $1,679 million and $3,950 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2011 and 2010 was $1,839 million and $4,013 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2011 was 4.8% and 5.3%, respectively, compared to 5.7% and 5.6%, respectively, for the comparable periods in 2010. The weighted average interest rate on all of our borrowings, excluding

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

amortization of deferred financing costs, for the three and six months ended June 30, 2011 was 3.9%, compared to 5.5% and 5.4%, respectively, for the comparable periods in 2010.

As of June 30, 2011 and December 31, 2010, the aggregate fair value of the above borrowings was $1,591 million and $2,208 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to that liability is the same before and after the transfer. Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred. The fair value of our debt obligations is valued at the closing market quotes as of the measurement date for our public notes or estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any, based on a quantitative and/or qualitative evaluation of our credit risk.

Refinancing Transaction

On June 28, 2010, we refinanced our unsecured revolving line of credit facility and accepted and closed private exchange offers for our public and private unsecured notes, reducing our debt by $1,030 million as of that date. The transaction covered $2,337 million of outstanding unsecured indebtedness as of that date and involved conversion of our line of credit into a term loan facility and the exchange or repayment of outstanding public and private unsecured notes. Under the terms of the refinancing, lenders and noteholders had the option of receiving either cash or new secured debt, in each case in the full principal amount of their pre-transaction debt. Lenders and noteholders that held $1,030 million of debt selected or otherwise received 100% cash for their debt, while lenders and noteholders holding $1,307 million of debt, 56% of pre-transaction debt, elected to receive new secured loans or notes of various series.

Effective upon closing the refinancing, we had $2,924 million of debt, including $1,307 million of secured debt, $11 million of unsecured debt and $1,606 million of securitized debt. As of June 30, 2011, we had $1,642 million of debt, including $700 million of secured debt, $11 million of unsecured debt and $931 million of securitized debt.

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

The exchange transactions discussed above were accounted for as a modification of debt in accordance with FASB ASC Subtopic 470-50, Modifications and Extinguishments. Accordingly, the aggregate fees of $26 million paid at closing to the lenders and noteholders were capitalized and are amortized into interest expense over the life of the notes and loans using the effective interest method, while fees paid to other third-party advisors were expensed as incurred.

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

Scheduled Amortization—The following table sets forth the aggregate scheduled amortization (“Aggregate Scheduled Amortization Amounts”) on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes as of June 30, 2011. The Secured Non-Amortizing Notes are not subject to amortization or other mandatory redemptions. Under the terms of the New Debt Agreements, we may defer payment of up to $200 million of the Aggregate Scheduled Amortization Amounts prior to June 30, 2013, which payment deferral is reflected in the table below.

Date	Aggregate Scheduled Amortization
June 30, 2013	$13 million
Final Maturity	Outstanding Balance

The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory redemptions including (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) an applicable prepayment percentage of any Realized Proceeds, and (iv) an applicable prepayment percentage of Excess Cash Flow (as defined in the New Debt Agreements). However, we are entitled to retain the first $580 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The applicable prepayment percentage is 50% if the aggregate outstanding principal amount of the New Secured Debt is greater than or equal to $950 million and 25% if it is less than $950 million. As of June 30, 2011, the aggregate outstanding principal amount of the New Secured Debt was below $950 million. Any above mandatory or optional redemptions will be applied to the payment of the Aggregate Scheduled Amortization Amounts in direct order of maturity.

Interest—The Floating Rate Private Secured Loans and Floating Rate Non-Amortizing Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion. As of June 30, 2011, the aggregate principal outstanding amount of the New Secured Debt was $700 million. During the six months ended June 30, 2011, the Applicable Percentage was 5.50% as the aggregate outstanding amount of the New Secured Debt was below $1 billion as of December 31, 2010.

In addition, the Applicable Percentage for the New Secured Debt will increase by an additional 0.50% per annum if we fail to pay any of the minimum amortization amounts (“Aggregate Penalty Amortization Amounts”) on the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes set forth in the table below when due for each succeeding day until any unpaid Aggregate Penalty Amortization Amounts have been paid.

Date	Aggregate Penalty Amortization
June 30, 2013	$172 million
Final Maturity	Outstanding Balance

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

The following table sets forth the interest rates on our outstanding secured borrowing arrangements as of June 30, 2011:

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

Covenants—The financial covenants under the New Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. An additional covenant under the New Debt Agreements requires that the income tax payable resulting from the failure to maintain our RIC status not exceed the minimum required distribution that would have been payable to maintain our status as a RIC. We are also subject to additional covenants under the New Debt Agreements. As of June 30, 2011, we were in compliance with all of the covenants under the New Debt Agreements.

Securitizations

As of June 30, 2011, we were in compliance with all of the covenants for our asset securitizations. Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan (as defined in each indenture for the respective asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of June 30, 2011, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of June 30, 2011, our asset securitizations, which have an outstanding balance of $931 million, are secured by portfolio investments and assets with a fair value of approximately $1.7 billion.

Note 6.	Derivative Agreements

We enter into interest rate swap agreements to manage interest rate risk and also to fulfill our obligations under the terms of our asset securitizations. We may also enter into foreign exchange swap agreements to manage foreign currency risk. We do not hold or issue interest rate or foreign exchange swap agreements for speculative purposes. We fair value our derivatives in accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation of investments during the reporting period. The fair value of our interest rate swap agreements is based on an income approach using a discounted cash flow methodology. Significant inputs to the discounted future cash flow methodology include forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of both our and our counterparty’s credit risk that consider collateral requirements, credit enhancements and the impact of netting arrangements. As of June 30, 2011, we were not in default under any of our interest rate swap agreements.

We have interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. The fair value of our interest rate derivative agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

We record the accrual of periodic interest settlements of interest rate swap agreements in net unrealized appreciation or depreciation of investments and subsequently record the cash payments as a net realized gain or loss on investments on the interest

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

settlement date and are classified under investing activities in our consolidated statements of cash flows. Cash payments received or paid for the termination of an interest rate swap agreement are recorded as a realized gain or loss upon termination in our consolidated statements of operations and are classified under investing activities in our consolidated statements of cash flows.

During the three and six months ended June 30, 2011, we recorded $0 million and $13 million, respectively, of net unrealized appreciation from interest rate swap agreements in the financial statement line item derivative agreements in our consolidated statements of operations. During the three and six months ended June 30, 2010, we recorded $2 million of net unrealized appreciation and $4 million of net unrealized depreciation, respectively, from interest rate and foreign exchange swap agreements in the financial statement line item derivative agreements in our consolidated statements of operations.

During the three and six months ended June 30, 2011, we recorded a net realized loss of $13 million and $25 million, respectively, from interest rate swap agreements in the financial statement line item derivative agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements. During the three and six months ended June 30, 2010, we recorded $16 million and $32 million, respectively, of net realized loss from interest rate swap agreements in the financial statement line item derivative agreements in our consolidated statements of operations for periodic interest settlements of interest rate swap agreements. During the three and six months ended June 30, 2011, cash termination payments totaling $1 million and $2 million, respectively, were made to settle terminated interest rate swap agreements, which are recorded as a net realized loss in the financial statement line item derivative agreements in our consolidated statements of operations. During the three and six months ended June 30, 2010, cash termination payments totaling $14 million were made to settle terminated interest rate swap agreements, which are recorded as a net realized loss in the financial statement line item derivative agreements in our consolidated statements of operations.

Credit Risk-Related Contingent Features

Certain of our interest rate swap agreements contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement following the occurrence of a cross default on certain of our other indebtedness in amounts equal to or greater than $5 million to $15 million, as applicable. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $42 million as of June 30, 2011. While none of our counterparties had the right to elect to terminate their transactions with us as a result of this provision as of June 30, 2011, the termination liability would have been $49 million as of such date. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

Certain of our interest rate swap agreements also contain an event of default that allows the counterparty to terminate transactions outstanding under the agreement if certain of our other indebtedness in amounts equal to or greater than $5 million or $15 million, as applicable, is accelerated. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $13 million as of June 30, 2011. While none of our counterparties had the right to elect to terminate their transactions with us as a result of this provision as of June 30, 2011, the termination liability would have been $15 million as of such date. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

We have agreed to guarantee the payment of (i) any swap breakage costs related to the interest rate swap agreements held by our asset securitization trusts prior to the occurrence of an event of default under the respective asset securitizations, and (ii) any such swap breakage costs in excess of $500,000 after the occurrence of an event of default under such asset securitizations. Derivatives under these agreements in a liability position had a US GAAP fair value liability of $43 million as of June 30, 2011 and are included in our consolidated balance sheets. If such interest rate swap agreements could have been terminated early in accordance with their terms as of June 30, 2011, the aggregate termination liability would have been $48 million. The difference between the US GAAP fair value liability and the termination liability represents an adjustment for nonperformance risk of us and our counterparties.

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

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

In computing diluted EPS, only potential common shares that are dilutive, those that reduce earnings per share or increase loss per share, are included. The effect of stock options, unvested employee stock awards and contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is net earnings (loss). As a result, if there is a net loss, diluted EPS is computed using the same number of weighted average shares as used in computing basic EPS, even if we have positive net operating income. For the three and six months ended June 30, 2011, 14.3 million shares and 13.3 million stock options and unvested shares under our deferred compensation plan were included in our diluted weighted average shares outstanding, respectively. For the three and six months ended June 30, 2010, 4.8 million shares and 3.6 million stock options and unvested shares under our deferred compensation plan were included in our diluted weighted average shares outstanding, respectively.

Stock options and unvested shares under our deferred compensation plan of 18.7 million and 15.1 million for the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive. Stock options and unvested shares under our deferred compensation plan of 19.2 million and 20.2 million for the three and six months ended June 30, 2010, respectively, were not included in the computation of diluted EPS either because the respective exercise or grant prices are greater than the average market value of the underlying stock or their inclusion would have been anti-dilutive.

Note 8.	Commitments

As of June 30, 2011, we had commitments under loan and financing agreements to fund up to $163 million to 25 portfolio companies, with $44 million of the commitments related to an undrawn revolving credit facility for European Capital (see Note 10). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 9.	Income Taxes

Through our tax year ending September 30, 2010, we operated to qualify as a RIC under Subchapter M of the Code. Generally, in order to maintain our status as a RIC, we were required to (a) continue to qualify as a BDC; (b) annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income; (c) derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to securities loans, and gains from the sale of stock or securities or other income derived with respect to our business of investing in such stock or securities as defined by the Code; and (d) meet investment diversification requirements. The investment diversification requirements generally required us at the end of each quarter of a taxable year to have (i) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of our assets invested in the securities of one issuer (other than US government securities and securities of other RICs), or of two or more issuers that are controlled by us and are engaged in the same or similar trades or businesses. Taxable ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its taxable ordinary income and net long-term capital gains that are distributed to its shareholders. For our tax year ended September 30, 2010, we had a taxable ordinary loss and a net long-term capital loss.

As of June 30 2011, we did not meet the necessary quarterly investment diversification requirements to qualify as a RIC for our tax year ending September 30, 2011. Therefore, we will be subject to taxation as a corporation under Subchapter C of the Code beginning October 1, 2010. No approval by the IRS is required for this change. We may qualify again as a RIC in future tax years and then elect to be subject once again to the rules under Subchapter M, including those related to annual distribution requirements and the composition of our gross income and investment portfolio. This change in tax status does not affect our status as a BDC under the 1940 Act or our compliance with the portfolio composition requirements of that statute.

As a result of being taxed as a corporation under Subchapter C, we will be subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. However, we expect that for income tax purposes, we will have both a net operating loss and net long-term capital loss for the tax year ending September 30, 2011. Under Subchapter C, we will now be able to carry forward any net operating losses historically incurred to succeeding tax years, which we would not be able

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

to do if we were subject to taxation as a RIC under Subchapter M. In addition, while we are subject to taxation under Subchapter C, we will not be required to fulfill the annual distribution, investment diversification or gross income composition requirements applicable to RICs.

As a result of our change in tax status as of June 30, 2011, we are now required to recognize deferred tax assets and liabilities. Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating loss, capital loss and any tax credit carryforwards. A valuation allowance is provided against a deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, is considered to determine if a valuation allowance for deferred tax assets is needed. Items considered include expectations of future earnings of the appropriate tax charater, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences. Under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, in particular cumulative losses in recent years.

The following table sets forth the significant components of our deferred tax assets and liabilities as of June 30, 2011:

Deferred tax assets:
Net operating loss carryforwards	$53
Net unrealized depreciation of ordinary investments	249
Basis differences in ordinary investments	99
Stock-based compensation	54
Other	10
Total ordinary deferred tax assets	465
Net capital loss carryforwards	229
Net unrealized depreciation of capital investments	289
Basis differences in capital investments	179
Total capital deferred tax assets	697
Total deferred tax assets	1,162
Less valuation allowance	(1,153)
Total deferred tax assets less valuation allowance	9
Deferred tax liabilities:
Other	(9)
Total deferred tax liabilities	(9)
Total net deferred tax asset	$—

The table above classifies certain deferred tax assets based on management's current estimate of the expected tax character of recognition of the reversal of the timing difference that gives rise to the deferred tax asset as either ordinary or capital income. The ultimate tax character of the deferred tax asset may change from the above classification based on the ultimate form of the recognition of the timing difference.

As of June 30, 2011, we do not believe we meet the more likely than not criteria regarding the ability to utilize our net deferred tax assets and have established a valuation allowance of $1,153 million against these deferred tax assets. In making the determination to establish a valuation allowance, we have weighed both the positive and negative evidence. Our history of cumulative pre-tax net losses under US GAAP over the prior three calendar years is a significant piece of negative evidence preventing us from relying on any future projected earnings under ASC 740. As a result, we concluded that we cannot overcome the more likely than not threshold that we will generate future taxable income to enable us to realize these deferred tax assets as of June 30, 2011. Our cumulative pre-tax net loss under US GAAP for the three years ending December 31, 2010 was $2,956 million, which was largely driven by net unrealized depreciation of $2,502 million during that period.

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

It is reasonably possible that, within six to eighteen months, we may make material adjustments to the valuation allowance related to the deferred tax assets for which the reversal of the timing differences or utilization of loss carryforwards would benefit ordinary taxable income. The cumulative pre-tax net loss under US GAAP of $2,956 million for the three years ending December 31, 2010 includes $3,024 million of pre-tax net loss under US GAAP for the year ended December 31, 2008. It is reasonably possible that we could have cumulative pre-tax net income under US GAAP for the three years ended December 31, 2011 considering that we have pre-tax net income under US GAAP of $844 million for the six months ended June 30, 2011. Having cumulative pre-tax net income under US GAAP over a three year period would be a significant piece of positive evidence that could allow us to rely on future projected earnings to conclude that we could realize some of our deferred tax assets and therefore make a material adjustment to our valuation allowance in subsequent quarters. In future periods, if we determine that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and an income tax benefit would be recorded. However, due to the uncertainty inherent in the projections of future earnings of the appropriate tax character or within the statutory carryfoward periods, it cannot be assured that there will be any adjustment to our valuation allowance in subsequent quarters.

As of June 30, 2011, we had $138 million of net operating loss carryforwards and current year ordinary losses comprised of $22 million of net operating loss carryforwards as of September 30, 2010 and $116 million of ordinary losses incurred to date for the tax year ended September 30, 2011. For federal income tax purposes, the net operating loss carryforwards of $22 million expire beginning in 2029 and any net operating loss carryforwards as of September 30, 2011 would expire in 2031. State net operating loss carryforwards would expire in various years from 2021 through 2031. The timing and manner in which we will utilize any net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code and applicable state laws.

As of June 30, 2011, we had $611 million of capital loss carryforwards and current year net long-term capital losses for federal income tax purposes comprised of $237 million of capital loss carryforwards as of September 30, 2010 and $374 million of net long-term capital losses incurred to date for the tax year ending September 30, 2011. Under rules governing the carryover of the $237 million of capital losses from a RIC to a C corporation, the capital losses initially had a carryforward of 8 years, which will be reduced by one year for each year during the carryforward period (not to exceed three) that we do not qualify as a RIC. If we remain a C corporation, $1 million of the capital loss carryforward will expire in 2014 and $236 million of the capital loss carryforward will expire in 2015. Any capital loss carryforward as of September 30, 2011 would expire in 2016. We will only be able to utilize these capital loss carryforwards to the extent we generate future net capital gains.

For the three and six months ended June 30, 2011, we had no current or deferred income tax expense or benefit. A reconciliation between the taxes computed at the federal statutory income tax rate and our effective tax rate for the three and six months ended June 30, 2011 is as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Tax on income computed at federal statutory tax rate	$144	$295
State taxes, net of federal tax benefit	17	34
Conversion to a taxable corporation	(1,313)	(1,481)
Valuation allowance	1,153	1,153
Other	(1)	(1)
Effective income tax	$—	$—

We were the sole shareholder of American Capital Financial Services, Inc. (“ACFS”), a consolidated taxable operating subsidiary, which was subject to federal, state and local income taxes. On June 30, 2010, we merged ACFS in American Capital. For income tax purposes, the merger was treated as a tax-free liquidation of ACFS. We identify our major tax jurisdictions as federal, New York and Maryland. The federal tax fiscal years ending September 30, 2008, 2009 and 2010 for American Capital and the federal tax fiscal years ending September 30, 2005, 2006, 2007, 2008, 2009 and June 30, 2010 for ACFS remain subject to examination by the IRS. The federal tax returns of ACFS for the tax fiscal years ending September 30, 2005, 2006, 2007, 2008 and 2009 are currently under examination by the IRS. We do not expect the examination to have a material effect on our results.

We recognize tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming

AMERICAN CAPITAL, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(in millions, except per share data)

examination by tax authorities. Management has analyzed our tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years or expected to be taken in our current year tax returns. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. A reconciliation is not provided as the beginning and ending amounts of unrecognized benefits are zero, with no interim additions, reductions or settlements.

Note 10.	Investment in European Capital

In February 2008, we entered into a loan agreement to provide a $400 million subordinated, unsecured revolving credit facility (the “Term A Facility”) to European Capital with an original maturity in February 2011. In October 2008, we amended the loan agreement to provide an additional $250 million Term B Facility (the “Term B Facility”) to European Capital. In June 2009, American Capital and European Capital entered into an agreement whereby the outstanding borrowings under the Term A Facility of $319 million were exchanged for 325.1 million ordinary shares of European Capital and the Term A Facility commitment amount was reduced from $400 million to $87 million. In March 2010, we amended the Term A Facility to further reduce the commitment amount from $87 million to $53 million, extend the maturity date to June 2012, change the interest rate to LIBOR plus 7.00% payable in kind, and to terminate the Term B Facility. In March 2011, we further amended the Term A Facility to increase the commitment amount from $53 million to $150 million and extend the maturity date to December 2013. Effective June 30, 2011, the Term A Facility commitment was reduced to $100 million. As of June 30, 2011, there was a $56 million outstanding balance under the Term A Facility.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital’s financial statements with a narrative from the perspective of management. Our MD&A is presented in four sections:

•Executive Overview

•Results of Operations

•Financial Condition, Liquidity and Capital Resources

•Forward-Looking Statements

EXECUTIVE OVERVIEW

We are a publicly traded private equity firm and a global asset manager. Our $5.9 billion on-balance sheet investment portfolio consists of investments in senior debt, mezzanine debt and equity in controlled and non-controlled private and public companies and structured product investments (“Structured Products”), including commercial mortgage backed securities (“CMBS”), commercial collateralized loan obligation (“CLO”) securities and collateralized debt obligation (“CDO”) securities. We are also an alternative asset manager with approximately $46 billion of assets under management across four private funds and one public fund.

Significant Developments in our Business

We have determined that we will not qualify as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”) for our tax year ending September 30, 2011, because we did not meet the Code's portfolio diversification requirements as of June 30, 2011. Therefore, we will be subject to taxation under Subchapter C of the Code, which is applicable to most public corporations, rather than Subchapter M of the Code, which is applicable to RICs. We expect that for income tax purposes, we will have a net operating loss for the tax year ending September 30, 2011. Under Subchapter C of the Code, we will be able to carry that loss forward to our succeeding tax years, which we would not be able to do if we were subject to taxation as a RIC. In addition, while subject to Subchapter C of the Code, we will not be subject to the dividend distribution requirements applicable to RICs.

We may again qualify as a RIC in future tax years and then elect to be subject to taxation under Subchapter M. If that were to occur, we would again be subject to the rules under Subchapter M, including those related to annual distribution requirements and the composition of our gross income and investments portfolio. This change in tax status does not affect our status as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”), or our compliance with the portfolio composition requirements of that statute.

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

The total fair value of our investment portfolio was $5.9 billion and $5.5 billion as of June 30, 2011 and December 31, 2010, respectively. Our new investments totaled $158 million and $136 million during the six months ended June 30, 2011 and

2010, respectively. During the six months ended June 30, 2011 and 2010, we generally limited our investment originations to providing funding to our existing portfolio companies for strategic acquisitions, working capital or to recapitalize or refinance their balance sheets.

The type and aggregate dollar amount of new investments were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Add-on financing for working capital in distressed situations	$3	$12	$19	$20
Add-on financing for growth and working capital	2	—	99	1
Add-on financing for acquisitions	1	—	1	—
Add-on financing for recapitalizations, not including distressed investments	—	5	25	80
Direct investments	—	—	14	—
Financing for private equity buyouts	—	35	—	35
Total	$6	$52	$158	$136

The amounts of our new investments include both funded commitments and unfunded commitments as of the investment date. Included in the add-on financing for recapitalizations of $80 million for the six months ended June 30, 2010 was a $75 million bridge loan issued to European Capital Limited (“European Capital”), the proceeds of which were utilized to repay in full and terminate European Capital’s unsecured multicurrency revolving facility. European Capital subsequently repaid in full the $75 million bridge loan and the facility was terminated in 2010.

We received cash proceeds from realizations and repayments of portfolio investments as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Principal prepayments	$114	$272	$263	$362
Sale of equity investments	28	45	91	94
Payment of accrued PIK notes and dividend and accreted original issue discounts	28	25	72	27
Loan syndications and sales	—	—	6	15
Scheduled principal amortization	9	9	17	16
Total	$179	$351	$449	$514

Public Manager of Funds of Alternative Assets

We are a global alternative asset manager of wholly-owned and third-party private and public funds. Our alternative asset management business is conducted through our wholly-owned portfolio company, American Capital, LLC. We refer to the asset management business throughout this report to include the asset management activities conducted by American Capital, LLC. The funds managed by American Capital, LLC include European Capital, American Capital Agency Corp. (“AGNC”), American Capital Equity I, LLC (“ACE I”), American Capital Equity II, LP (“ACE II”) and ACAS CLO 2007-1, Ltd. (“ACAS CLO-1”). As of June 30, 2011, our assets under management totaled $52 billion, including $44 billion of assets under management in AGNC (NASDAQ: AGNC), a publicly traded residential mortgage real estate investment trust.

Through our asset management business, American Capital, LLC generally earns base management fees based on the size of the funds and incentive income, if any, based on the performance of the funds it manages. In addition, we may invest directly into our alternative asset funds and earn investment income from our direct investments in those funds.

The following table sets forth certain information with respect to American Capital, LLC's funds under management as of June 30, 2011:

	European Capital	AGNC	ACE I	ACE II	ACAS CLO-1
Fund type	Private Equity Fund	Publicly Traded REIT - NASDAQ ("AGNC")	Private Equity Fund	Private Equity Fund	CLO
Established	2005	2008	2006	2007	2006
Assets under management	$1.7 Billion	$43.6 Billion	$0.6 Billion	$0.3 Billion	$0.4 Billion
Investment types	Senior & Mezzanine Debt, Equity, Structured Products	Agency Securities	Equity	Equity	Senior Debt
Capital type	Permanent	Permanent	Finite Life	Finite Life	Finite Life

Summary of Critical Accounting Policies

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon our financial results. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: valuation of investments; interest and dividend income recognition; stock-based compensation; and derivative financial instruments. All of our critical accounting policies are fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010. The following is an updated critical accounting policy for income taxes.

See Note 4 to our interim consolidated financial statements in this Form 10-Q for further information regarding the classification of our investment portfolio by levels of fair value inputs used to measure our investments as of June 30, 2011.

Income Taxes

As a result of our change in tax status as of June 30, 2011, we are now required to recognize deferred tax assets and liabilities. Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating loss, capital loss and any tax credit carryforwards. A valuation allowance is provided against a deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, is considered to determine if a valuation allowance for deferred tax assets is needed. Items considered include expectations of future earnings of the appropriate tax charater, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences. Under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, in particular cumulative losses in recent years.

See Note 9 to our interim consolidated financial statements in this Form 10-Q for further information regarding the significant components and classifications of our deferred tax assets and liabilities as of June 30, 2011.

As of June 30, 2011, we do not believe we meet the more likely than not criteria regarding the ability to utilize our net deferred tax assets and have established a valuation allowance of $1,153 million against these deferred tax assets. In making the determination to establish a valuation allowance, we have weighed both the positive and negative evidence. Our history of cumulative pre-tax net losses under accounting principles generally accepted in the United States (“US GAAP”) over the prior three calendar years is a significant piece of negative evidence preventing us from relying on any future projected earnings under ASC 740. As a result, we concluded that we cannot overcome the more likely than not threshold that we will generate future taxable income to enable us to realize these deferred tax assets as of June 30, 2011. Our cumulative pre-tax net loss under US GAAP for the three years ending December 31, 2010 was $2,956 million, which was largely driven by net unrealized depreciation of $2,502 million during that period.

It is reasonably possible that, within six to eighteen months, we may make material adjustments to the valuation allowance related to the deferred tax assets for which the reversal of the timing differences or utilization of loss carryforwards would benefit ordinary taxable income. The cumulative pre-tax net loss under US GAAP of $2,956 million for the three years ending December

31, 2010 includes $3,024 million of pre-tax net loss under US GAAP for the year ended December 31, 2008. It is reasonably possible that we could have cumulative pre-tax net income under US GAAP for the three years ended December 31, 2011 considering that we have pre-tax net income under US GAAP of $844 million for the six months ended June 30, 2011. Having cumulative pre-tax net income under US GAAP over a three year period would be a significant piece of positive evidence that could allow us to rely on future projected earnings to conclude that we could realize some of our deferred tax assets and therefore make a material adjustment to our valuation allowance in subsequent quarters. In future periods, if we determine that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and an income tax benefit would be recorded. However, due to the uncertainty inherent in the projections of future earnings of the appropriate tax character or within the statutory carryfoward periods, it cannot be assured that there will be any adjustment to our valuation allowance in subsequent quarters.

Recent Accounting Pronouncements

See Note 3 to our interim consolidated financial statements in this Form 10-Q for further information regarding new accounting pronouncements and their potential impact on our consolidated financial statements.

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

•
The third element is “Net unrealized appreciation (depreciation) of investments,” which is the net change in the estimated fair value of our portfolio investments and of our interest rate derivatives at the end of the period compared with their estimated fair values at the beginning of the period or their stated costs, as appropriate. In addition, our net unrealized depreciation of investments includes the foreign currency translation from converting the cost basis of our assets and liabilities denominated in a foreign currency to the US dollar.

The consolidated operating results were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating income	$142	$151	$301	$315
Operating expenses	71	122	147	237
Net operating income	71	29	154	78
Net realized loss on investments	(248)	(320)	(251)	(446)
Net realized loss	(177)	(291)	(97)	(368)
Net unrealized appreciation of investments	587	572	941	836
Net earnings	$410	$281	$844	$468

Operating Income

We derive the majority of our operating income by investing in senior and mezzanine debt and equity of middle market companies with attractive current yields and/or potential for equity appreciation and realized gains. We also derive operating income from investing in Structured Products and in our wholly-owned asset manager American Capital, LLC. Operating income consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income on debt investments	$81	$120	$174	$231
Interest income on Structured Products investments	14	16	27	31
Dividend income	36	1	76	25
Interest income on bank deposits	—	1	—	1
Interest and dividend income	131	138	277	288
Portfolio company advisory and administrative fees	5	5	9	11
Fund asset management fees and reimbursements	6	4	10	8
Other fees	—	4	5	8
Fee income	11	13	24	27
Total operating income	$142	$151	$301	$315

Interest and Dividend Income

The following table summarizes selected data for our debt and equity investments outstanding, at cost (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Debt investments(1)	$3,229	$4,498	$3,364	$4,567
Effective interest rate on debt investments(1)	10.0%	10.6%	10.3%	10.1%
Structured Products investments(1)	$574	$603	$584	$628
Effective interest rate on Structured Products investments(1)	9.7%	10.8%	9.3%	9.9%
Debt and Structured Products investments(1)	$3,803	$5,101	$3,948	$5,195
Effective interest rate on debt and Structured Products investments(1)	9.9%	10.6%	10.2%	10.1%
Average monthly one-month LIBOR	0.2%	0.3%	0.2%	0.3%
Average non-accrual debt investments at cost(2)	$591	$678	$628	$723
Equity investments(1)	$3,550	$3,714	$3,521	$3,735
Effective dividend yield on equity investments(1)	4.1%	0.1%	4.3%	1.4%
Debt, Structured Products and equity investments(1)	$7,353	$8,815	$7,469	$8,930
Effective yield on debt, Structured Products and equity investments(1)	7.1%	6.2%	7.4%	6.4%
 ——————————

(1)	Monthly weighted average.

(2)	Quarterly average.

Debt Investments

Interest income on debt investments decreased by $39 million, or 33%, and by $57 million, or 25%, for the three and six months ended June 30, 2011, respectively, over the comparable prior periods in 2010, primarily due to a decrease in our monthly weighted average debt investments outstanding and non-accrual adjustments. Our weighted average debt investments outstanding decreased for the three and six months ended June 30, 2011 over the comparable periods in 2010 primarily as a result of the repayment, sale or write-off of debt investments.

When a debt investment is placed on non-accrual, we may record reserves on uncollected payment-in-kind (“PIK”) interest income recorded in prior periods as a reduction of interest income in the current period. Conversely, when a debt investment is removed from non-accrual, we record interest income in the current period on prior period uncollected PIK interest income which was reserved in prior periods. For the three months ended June 30, 2011, we recorded net reserves on uncollected PIK interest income recorded in prior periods of $7 million as a result of debt investments being placed on non-accrual compared to additional interest income of $7 million as a result of debt investments being removed from non-accrual during the three months ended June 30, 2010. For the six months ended June 30, 2011, we recorded net reserves on uncollected PIK interest income recorded in prior periods of $7 million as a result of debt investments being placed on non-accrual compared to additional interest income of $4 million as a result of debt investments being removed from non-accrual during the six months ended June 30, 2010.

Structured Products

Interest income on Structured Products investments decreased by $2 million, or 13%, and by $4 million, or 13%, for the three and six months ended June 30, 2011, respectively, over the comparable prior periods in 2010. The decrease in interest income for the three and six months ended June 30, 2011 over the comparable periods in 2010 is primarily due to a decrease in the projected cash flows for our CMBS investments partially offset by an increase in interest income recognized on our CLO investments due to increases in projected cash flows. Our weighted average Structured Products investments outstanding decreased for the three and six months ended June 30, 2011 over the comparable periods in 2010 primarily as a result of the write-off of non-performing CMBS investments. See our Interest and Dividend Income Recognition policy in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of how projected cash flows affect revenue recognition on our Structured Products investments.

Equity Investments

Dividend income increased by $35 million and $51 million for the three and six months ended June 30, 2011, respectively, over the comparable periods in 2010 primarily due to a $6 million and $10 million increase, respectively, in dividend income from our fund manager portfolio company and the recognition of prior period dividend income for private finance preferred stock investments removed from non-accrual during the three and six months ended June 30, 2011, partially offset by the recording of reserves on uncollected accrued dividend income recorded in prior periods during the three and six months ended June 30, 2010. As a result, the monthly weighted average effective dividend yield on equity investments was 4.1% and 4.3% for the three and six months ended June 30, 2011, respectively, a 400 basis point and 290 basis point increase from the comparable periods in 2010.

When a preferred equity investment is placed on non-accrual, we may record net reserves on uncollected accrued dividend income recorded in prior periods as a reduction of dividend income in the current period. Conversely, when a preferred equity investment is removed from non-accrual, we record dividend income in the current period for prior period uncollected accrued dividend income which was reserved in prior periods. For the three and six months ended June 30, 2011, we recorded dividend income for the reversal of reserves of accrued dividend income attributable to prior periods from private finance preferred stock investments of $16 million and $31 million, respectively, which had an approximate 180 basis point impact on the effective dividend yield on equity investments. For the three and six months ended June 30, 2010, we recorded reserves on uncollected accrued dividend income recorded in prior periods from private finance preferred stock investments of $15 million and $9 million, respectively, which had an approximate 160 basis point and 50 basis point impact, respectively, on the effective dividend yield on equity investments.

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

Operating Expenses

Operating expenses decreased $51 million, or 42%, and $90 million, or 38%, for the three and six months ended June 30, 2011, respectively, over the comparable periods in 2010. Operating expenses consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest	$20	$56	$49	$113
Salaries, benefits and stock-based compensation	38	34	74	68
General and administrative	13	15	24	35
Debt refinancing costs	—	17	—	21
Total operating expenses	$71	$122	$147	$237

Interest

Interest expense for the three and six months ended June 30, 2011 decreased $36 million, or 64%, and $64 million, or 57%, respectively, over the comparable periods in 2010. The decrease in interest expense was primarily attributable to a decrease in the weighted average borrowings outstanding and a decrease in the weighted average interest rate for the three and six months ended June 30, 2011 over the comparable periods in 2010, partially offset by an increase in the amortization of deferred financing costs associated with the June 2010 refinancing transaction and the related prepayments.

The components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for our borrowings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Asset Securitizations:
Cash interest expense	$2	$3	$5	$6
Amortization of deferred financing costs	1	1	2	2
Total interest expense	$3	$4	$7	$8

Weighted average interest rate, including amortization of deferred financing costs	1.3%	1.0%	1.2%	0.9%
Weighted average interest rate, excluding amortization of deferred financing costs	0.9%	0.8%	0.9%	0.7%
Weighted average balance outstanding	$968	$1,636	$1,043	$1,681

Public and Private Borrowings:
Cash interest expense	$14	$51	$31	$103
Amortization of deferred financing costs	3	1	11	2
Total interest expense	$17	$52	$42	$105

Weighted average interest rate, including amortization of deferred financing costs	9.7%	9.0%	10.7%	9.0%
Weighted average interest rate, excluding amortization of deferred financing costs	8.0%	8.9%	7.9%	8.8%
Weighted average balance outstanding	$711	$2,314	$796	$2,332

Total Borrowings:
Cash interest expense	$16	$54	$36	$109
Amortization of deferred financing costs	4	2	13	4
Total interest expense	$20	$56	$49	$113

Weighted average interest rate, including amortization of deferred financing costs	4.8%	5.7%	5.3%	5.6%
Weighted average interest rate, excluding amortization of deferred financing costs	3.9%	5.5%	3.9%	5.4%
Weighted average balance outstanding	$1,679	$3,950	$1,839	$4,013

Salaries, Benefits and Stock-based Compensation

Salaries, benefits and stock-based compensation consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Base salaries	$13	$15	$26	$29
Incentive compensation	12	6	22	13
Benefits	3	3	6	6
Stock-based compensation	10	10	20	20
Total salaries, benefits and stock-based compensation	$38	$34	$74	$68

Salaries, benefits and stock-based compensation for the three and six months ended June 30, 2011 increased $4 million, or 12%, and $6 million, or 9%, respectively, from the comparable periods in 2010 primarily due to an increase in incentive compensation. As of June 30, 2011, we had 250 total employees compared to 249 total employees as of June 30, 2010.

General and Administrative

General and administrative expenses decreased by $2 million, or 13%, and by $11 million, or 31%, for the three and six months ended June 30, 2011, respectively, over the comparable periods in 2010 primarily due to a reduction in legal and public reporting costs and $4 million of restructuring charges during the six months ended June 30, 2010 related to excess facilities from office closures.

Debt Refinancing Costs

During the three and six months ended June 30, 2010, we incurred $17 million and $21 million, respectively, of non-recurring debt refinancing costs from both our unsecured creditors’ legal and financial advisors that were engaged in connection with our debt refinancing negotiations and the closing of our debt refinancing transaction in June 2010.

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments consisted of the following individual portfolio company realized gains (losses) greater than $15 million (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other, net	$2	$10	$16	$18
Total gross realized portfolio gain	2	10	16	18

Orchard Brands Corporation	(159)	—	(159)	—
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP11	(25)	—	(25)	—
ACAS CRE CDO 2007-1, Ltd.	—	(170)	—	(170)
UFG Member, LLC	—	(2)	—	(78)
Fountainhead Estate Holding Corp.	—	(25)	—	(25)
ETG Holdings, Inc.	—	(22)	—	(22)
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32	—	(19)	—	(19)
Resort Funding Holdings, Inc.	—	(18)	—	(18)
GS Mortgage Securities Trust 2007-GG10	—	(16)	—	(16)
Other, net	(53)	(29)	(57)	(68)
Total gross realized portfolio loss	(237)	(301)	(241)	(416)
Total net realized portfolio loss	$(235)	$(291)	$(225)	$(398)
Interest rate derivative periodic interest payments, net	(13)	(16)	(25)	(32)
Interest rate derivative termination payments	(1)	(14)	(2)	(14)
Foreign currency transactions	1	1	1	(2)
Total net realized loss	$(248)	$(320)	$(251)	$(446)

The following are summary descriptions of portfolio company realized gains or losses greater than $30 million.

In the second quarter of 2011, Appleseed's Intermediate Holdings, LLC (“AIH”), a wholly-owned operating subsidiary of Orchard Brands Corporation, emerged from bankruptcy after voluntarily filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Based on the reorganization plan, our existing senior first lien notes and our senior second lien term A notes were exchanged for new senior first lien notes and common equity of Orchard Brands Corporation and our remaining senior second lien term notes were cancelled. As a result, we recognized a realized loss of $159 million offset by a reversal of unrealized depreciation of $158 million in the second quarter of 2011 for the cancellation of our senior second lien term notes.

As a result of further deterioration of the commercial mortgage loan collateral securing the CMBS bonds in ACAS CRE CDO 2007-1, Ltd. (“ACAS CRE CDO”) during the second quarter of 2010, we no longer are receiving or expect to receive future cash flows on any of our remaining bonds in ACAS CRE CDO. Accordingly, during the second quarter of 2010, we wrote off our remaining bonds in ACAS CRE CDO. We did not receive any proceeds, realizing a loss of $170 million, which was fully offset by a reversal of unrealized depreciation.

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

We have interest rate swap agreements in which we pay a fixed rate and receive a floating rate based on LIBOR. The net interest payments or receipts are recorded as a realized gain (loss) on the interest settlement dates. For the three months ended June 30, 2011 and 2010, we recorded a realized loss of $13 million and $16 million, respectively, for net interest rate derivative periodic interest payments due to the significant decline in LIBOR as compared to LIBOR at the date of the origination of the interest rate swap agreements. For the six months ended June 30, 2011 and 2010, we recorded a realized loss of $25 million and $32 million, respectively, for net interest rate derivative periodic interest payments due to the significant decline in LIBOR as compared to LIBOR at the date of the origination of the interest rate swap agreements.

Net Unrealized Appreciation (Depreciation) of Investments

The following table itemizes the change in net unrealized appreciation (depreciation) of investments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross unrealized appreciation of private finance portfolio investments	$165	$213	$294	$385
Gross unrealized depreciation of private finance portfolio investments	(135)	(74)	(189)	(135)
Net unrealized appreciation of private finance portfolio investments	30	139	105	250
Net unrealized appreciation of European Capital investment	137	157	270	207
Net unrealized (depreciation) appreciation of European Capital foreign currency translation	(12)	94	(55)	163
Net unrealized appreciation of AGNC	—	2	—	—
Net unrealized appreciation of American Capital, LLC	156	10	216	36
Net unrealized appreciation (depreciation) of Structured Products investments	8	(16)	47	(16)
Reversal of prior period net unrealized depreciation upon realization	239	309	231	412
Net unrealized appreciation of portfolio investments	558	695	814	1,052
Foreign currency translation - European Capital	28	(120)	110	(205)
Foreign currency translation - other	1	(5)	4	(7)
Derivative agreements	—	2	13	(4)
Net unrealized appreciation of investments	$587	$572	$941	$836

See our “Investment Valuation Policy” in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our valuation methodologies.

Private Finance Portfolio

Our private finance portfolio investments consist of loans and equity securities primarily to privately-held middle market companies with a cost basis of $5,303 million and fair value of $4,354 million as of June 30, 2011. There is generally no publicly available information about these companies and an active primary or secondary market for the trading of these privately issued loans and securities generally does not exist. Our investments have been historically exited through normal repayment or a change in control transaction such as a sale or recapitalization of the portfolio company.

For the three and six months ended June 30, 2011, the $30 million and $105 million, respectively, of net unrealized appreciation on our private finance portfolio investments was driven by improved portfolio company performance and multiple expansion of comparable companies. For the three and six months ended June 30, 2010, the $139 million and $250 million, respectively, of net unrealized appreciation on our private finance portfolio investments was driven by improved portfolio company performance and multiple expansion of comparable companies.

European Capital

For the three months ended June 30, 2011, we recognized net unrealized appreciation of $125 million on our investment in European Capital comprised of $137 million unrealized appreciation on our investment and $12 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. For the six months ended June 30, 2011, we recognized net unrealized appreciation of $215 million on our investment in European Capital comprised of $270 million unrealized appreciation on our investment and $55 million of unrealized depreciation from foreign currency translation of the cumulative unrealized depreciation of European Capital. As of June 30, 2011, our investment in European Capital consisted of an equity investment with a cost basis and fair value of $1,267 million and $933 million, respectively, and a debt investment with a cost basis and fair value of $56 million.

European Capital, a wholly-owned portfolio company of American Capital, is an investment fund that invests in and sponsors management and employee buyouts, invests in private equity buyouts and provides capital directly to private and mid-sized public companies primarily in Europe. It primarily invests in senior and mezzanine debt and equity. European Capital's underlying portfolio investments are recorded at fair value determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In determining the fair value of our investment in European Capital, we concluded that our wholly-owned equity investment should be less than the net asset value (“NAV”) of European Capital based on recent public comparables and an implied required market return on equity by market participants, which indicate fair values at a discount to NAV. During the three and six months ended June 30, 2011, the unrealized appreciation on our investment of $137 million and $270 million, respectively, excluding unrealized depreciation on foreign currency translation, was due primarily to an increase in the NAV of European Capital and a reduction to the implied discount applied to NAV.

The following is a summary composition of European Capital's NAV at fair value and our equity investment's implied discount to its NAV at fair value (€ and $ in millions):

	June 30, 2011	December 31, 2010
Debt investments at fair value	€840	€868
Equity investments at fair value	265	207
Other assets and liabilities, net	44	42
Secured debt at cost	(285)	(353)
Unsecured debt at cost	(106)	(110)
Unsecured debt from American Capital at cost	(39)	(21)
NAV (Euros)	€719	€633
Exchange rate	1.44	1.33
NAV (US dollars)	$1,035	$842
Fair value of American Capital equity investment	$933	$608
Implied discount to NAV	9.9%	27.8%

American Capital, LLC

American Capital, LLC, a wholly-owned portfolio company of American Capital, is a holding company of fund managers with a cost basis of $50 million and fair value of $336 million as of June 30, 2011. During the three and six months ended June 30, 2011, we recognized $156 million and $216 million of unrealized appreciation on our investment in American Capital, LLC, respectively. The appreciation in the fair value of American Capital, LLC for the three and six months ended June 30, 2011 was primarily due to an increase in the projected cash flows as a result of a significant increase in the projected management fees for managing AGNC due to significant growth in the equity capital of AGNC as a result of follow-on equity offerings. During the six months ended June 30, 2011, AGNC has raised $3.1 billion of common equity capital. The funds managed by subsidiaries of American Capital, LLC are European Capital, AGNC, ACE I, ACE II and ACAS CLO-1.

Structured Products Investments

American Capital has investments in Structured Products such as investment and non-investment grade tranches of CMBS, CLO and CDO securities with a cost basis of $528 million and fair value of $231 million as of June 30, 2011. During the three and six months ended June 30, 2011, we recorded $8 million and $47 million of net unrealized appreciation on our Structured Products investments, respectively. Our CMBS portfolio experienced $0 million and $8 million of net unrealized appreciation during the three and six months ended June 30, 2011, respectively. Our investments in CLO and CDO portfolios of commercial loans experienced $8 million and $39 million of net unrealized appreciation during the three and six months ended June 30, 2011, respectively, due primarily to a narrowing of investment spreads, higher broker quotes and improved projected cash flows.

During the three and six months ended June 30, 2010, we recorded $16 million of net unrealized depreciation on our Structured Products investments, respectively. Our CMBS portfolio experienced $19 million and $22 million of net unrealized depreciation during the three and six months ended June 30, 2010, respectively. Our investments in CLO and CDO portfolios of commercial loans experienced $3 million and $6 million of net unrealized appreciation during the three and six months ended June 30, 2010, respectively.

Foreign Currency Translation

We have investments in portfolio companies, including European Capital, for which the investment is denominated in a foreign currency, primarily the Euro. We also have other assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in US dollars. For the three and six months ended June 30, 2011, we recorded net unrealized appreciation of $29 and $114 million, respectively. This is primarily as a result of changes in the Euro and US dollar exchange rates. For the three and six months ended June 30, 2010, we recorded net unrealized depreciation of $125 and $212 million, respectively. This is primarily as a result of changes in the Euro and US dollar exchange rates.

For foreign currency denominated investments recorded at fair value, such as European Capital, the net unrealized appreciation or deprecation from foreign currency translation on the accompanying consolidated statements of operations represents the economic impact of translating the cost basis of the investment from a foreign currency, such as the Euro, to the US dollar. However, the economic impact of translating the cumulative unrealized appreciation or depreciation from a foreign currency to the US dollar is not recorded as net unrealized depreciation or appreciation from foreign currency translation but rather is included as net unrealized appreciation or depreciation of portfolio company investments on the accompanying consolidated statements of operations. Accordingly, for the three and six months ended June 30, 2011, we recorded unrealized appreciation of $28 million and $110 million for foreign currency translation, respectively, for the cost basis in our investment in European Capital (included in our total unrealized appreciation of $29 million and $114 million for foreign currency translation for the three and six months ended June 30, 2011, respectively), which was partially offset by unrealized depreciation of $12 million and $55 million, respectively, for the foreign currency translation of our cumulative unrealized depreciation of our investment in European Capital, which is included in our total net unrealized appreciation of portfolio investments.

Derivative Agreements

During the six month ended June 30, 2011, we recorded $0 million and $13 million of net unrealized appreciation, respectively, from derivative agreements, primarily interest rate swaps. The fair value of the net liability for our derivative agreements as of June 30, 2011 was $90 million, which included a $14 million net reduction related to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

During the three and six months ended June 30, 2010, we recorded $2 million of net unrealized appreciation and $4 million of net unrealized depreciation, respectively, from derivative agreements, primarily interest rate swaps. The fair value of the net liability for our derivative agreements as of June 30, 2010 was $117 million, which included a $17 million net reduction due to the incorporation of an adjustment for nonperformance risk of us and our counterparties.

For interest rate swap agreements, we estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period, adjusted for nonperformance risk, if any, including an evaluation of our credit risk and our counterparty's credit risk. A negative fair value would represent an amount we would have to pay a third-party and a positive fair value would represent an amount we would receive from a third-party to assume our obligation under an interest rate swap agreement. The derivative agreements generally appreciate or depreciate primarily based on relative market interest rates and their remaining term to maturity as well as changes in our and our counterparty's credit risk.

Return on Shareholders’ Equity

The following table summarizes our returns on shareholders’ equity for the last twelve months (“LTM”) and quarter ended June 30, 2011 and 2010:

	Period Ended June 30,
	2011	2010
LTM net operating income return on average equity at cost	4.7%	2.1%
LTM net realized loss return on average equity at cost	(1.7)%	(11.3)%
LTM net earnings return on average equity at fair value	36.7%	27.0%
Current quarter annualized net operating income return on average equity at cost	4.8%	2.0%
Current quarter annualized net realized loss return on average equity at cost	(11.8)%	(19.5)%
Current quarter annualized net earnings return on average equity at fair value	37.9%	39.8%

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents and our portfolio investments. As of June 30, 2011, we had $186 million of cash and cash equivalents and $116 million of restricted cash and cash equivalents. Our restricted cash and cash equivalents consists primarily of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized debt agreements, based on current characteristics of the securitized loan portfolios, the restricted funds are generally used each quarter to pay interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the six months ended June 30, 2011 and 2010, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

For the 2011 fiscal year, we do not expect to have any required principal amortization requirements, except for any principal amortization of our secured notes within our asset securitizations. We believe that we will continue to generate sufficient cash flow through the receipt of interest, dividend and fee payments from our investment portfolio, as well as cash proceeds from the realization of select portfolio investments, to allow us to continue to service our debt, pay our operating costs and expenses, fund capital to our current portfolio companies and originate new private finance investments and American Capital One Stop Buyouts®. However, there is no certainty that we will generate sufficient liquidity to meet our liquidity needs.

Operating and Investing Cash Flow

For the six months ended June 30, 2011 and 2010, cash provided by operations was $85 million compared to cash used from operations of $1 million, respectively. Our cash flow from operations for the six months ended June 30, 2011 was primarily from the collection of interest, dividends and fees on our investment portfolio less operating expenses. Our cash flow from operations for the six months ended June 30, 2010 was impacted in part by the non-recurring third party fees incurred in connection with our debt refinancing and the early payment of accrued interest on the refinanced debt at the end of the second quarter of 2010.

For the six months ended June 30, 2011 and 2010, we received net cash from investing activities totaling $372 million and $377 million, respectively. Our cash from investing activities include cash proceeds from the realization of portfolio investments totaling $449 million and $514 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we had portfolio investments totaling $5.9 billion at fair value, including $2.8 billion in debt investments, $2.9 billion in equity investments and $0.2 billion in Structured Products investments. However, our investments are generally illiquid and no active primary or secondary market for the trading of these investments exists and our estimates of fair value may differ significantly from the values that may be ultimately realized. We are generally repaid or exit our investments upon a change of control event of the portfolio company, such as a sale or recapitalization of the portfolio company.
For the three and six months ended June 30, 2011, approximately $59 million and $102 million, respectively, of interest income collected was generated from securitized assets, which is included in our cash flow from operations on our consolidated statements of cash flows. However, because of defaulted loan collateral within our asset securitizations, all interest collections within the securitizations are currently required to be used to pay interest and principal on the outstanding notes in our securitizations with such principal payments included in our cash flow from financing activities on our consolidated statements of cash flows.

Debt Capital

Our debt obligations consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Fixed rate private secured notes due December 2013	$111	$304
Floating rate private secured loans due December 2013	61	168
Fixed rate non-amortizing secured notes due December 2013	524	524
Floating rate non-amortizing secured notes due December 2013	4	4
Unsecured public debt due August 2012	11	11
ACAS Business Loan Trust 2004-1 asset securitization	54	115
ACAS Business Loan Trust 2005-1 asset securitization	360	472
ACAS Business Loan Trust 2006-1 asset securitization	239	274
ACAS Business Loan Trust 2007-1 asset securitization	165	208
ACAS Business Loan Trust 2007-2 asset securitization	113	179
Total	$1,642	$2,259

The daily weighted average debt balance for the three months ended June 30, 2011 and 2010 was $1,679 million and $3,950 million, respectively. The daily weighted average debt balance for the six months ended June 30, 2011 and 2010 was $1,839 million and $4,013 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred financing costs, for the three and six months ended June 30, 2011 was 4.8% and 5.3%, respectively, compared to 5.7% and 5.6%, respectively, for the comparable periods in 2010. The weighted average interest rate on all of our borrowings, excluding amortization of deferred financing costs, for the three and six months ended June 30, 2011 was 3.9%, compared to 5.5% and 5.4%, respectively, for the comparable periods in 2010.

As a BDC, we are permitted to issue senior debt securities and preferred stock (collectively, “Senior Securities”) in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2011, our asset coverage was 376%.

Refinancing Transaction

On June 28, 2010, we refinanced our unsecured revolving line of credit facility and accepted and closed private exchange offers for our public and private unsecured notes, reducing our debt by $1,030 million as of that date. The transaction covered $2,337 million of outstanding unsecured indebtedness as of that date and involved conversion of our line of credit into a term loan facility and the exchange or repayment of outstanding public and private unsecured notes. Under the terms of the refinancing, lenders and noteholders had the option of receiving either cash or new secured debt, in each case in the full principal amount of their pre-transaction debt. Lenders and noteholders that held $1,030 million of debt selected or otherwise received 100% cash for their debt, while lenders and noteholders holding $1,307 million of debt, 56% of pre-transaction debt, elected to receive new secured loans or notes of various series.

Effective upon closing the refinancing, we had $2,924 million of debt, including $1,307 million of secured debt, $11 million of unsecured debt and $1,606 million of securitized debt. As of June 30, 2011, we had $1,642 million of debt, including $700 million of secured debt, $11 million of unsecured debt and $931 million of securitized debt.

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

The exchange transactions discussed above were accounted for as a modification of debt in accordance with FASB ASC Subtopic 470-50, Modifications and Extinguishments. Accordingly, the aggregate fees of $26 million paid at closing to the lenders and noteholders were capitalized and are amortized into interest expense over the life of the notes and loans using the effective interest method, while fees paid to other third-party advisors were expensed as incurred.

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

Scheduled Amortization—The following table sets forth the aggregate scheduled amortization (“Aggregate Scheduled Amortization Amounts”) on the Floating Rate Private Secured Loans and the Fixed Rate Private Secured Notes as of June 30, 2011. The Secured Non-Amortizing Notes are not subject to amortization or other mandatory redemptions. Under the terms of the New Debt Agreements, we may defer payment of up to $200 million of the Aggregate Scheduled Amortization Amounts prior to June 30, 2013, which payment deferral is reflected in the table below.

Date	Aggregate Scheduled Amortization
June 30, 2013	$13 million
Final Maturity	Outstanding Balance

The Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes are subject to mandatory redemptions including (i) 100% of the net proceeds of certain debt incurred, (ii) 50% of the net cash flow proceeds of any capital stock issued after June 28, 2012, (iii) an applicable prepayment percentage of any Realized Proceeds, and (iv) an applicable prepayment percentage of Excess Cash Flow (as defined in the New Debt Agreements). However, we are entitled to retain the first $580 million that would otherwise be payable from any proceeds from debt issued, capital stock issued, Realized Proceeds or Excess Cash Flow for new portfolio investments or other general corporate purposes. The applicable prepayment percentage is 50% if the aggregate outstanding principal amount of the New Secured Debt is greater than or equal to $950 million and 25% if it is less than $950 million. As of June 30, 2011, the aggregate outstanding principal amount of the New Secured Debt was below $950 million. Any above mandatory or optional redemptions will be applied to the payment of the Aggregate Scheduled Amortization Amounts in direct order of maturity.

Interest—The Floating Rate Private Secured Loans and Floating Rate Non-Amortizing Secured Notes bear interest at a rate per annum equal to one, two, three or six-month LIBOR, subject to a LIBOR floor of 2% per annum, plus the Applicable Percentage, as defined below, in effect at such time. The Fixed Rate Private Secured Notes and Fixed Rate Non-Amortizing Secured Notes bear interest at 2.46% per annum, plus the Applicable Percentage in effect at the time. The applicable percentage (“Applicable Percentage”) is 6.50% when the aggregate outstanding amount of the New Secured Debt is greater than or equal to $1 billion and 5.50% when the aggregate outstanding amount is less than $1 billion. As of June 30, 2011, the aggregate principal outstanding amount of the New Secured Debt was $700 million. During the three months ended June 30, 2011, the Applicable Percentage was 5.50% as the aggregate outstanding amount of the New Secured Debt was below $1 billion.

In addition, the Applicable Percentage for the New Secured Debt will increase by an additional 0.50% per annum if we fail to pay any of the minimum amortization amounts (“Aggregate Penalty Amortization Amounts”) on the Floating Rate Private Secured Loans and Fixed Rate Private Secured Notes set forth in the table below when due for each succeeding day until any unpaid Aggregate Penalty Amortization Amounts have been paid.

Date	Aggregate Penalty Amortization
June 30, 2013	$172 million
Final Maturity	Outstanding Balance

The following table sets forth the interest rates on our outstanding secured borrowing arrangements as of June 30, 2011:

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

Security and Ranking—The New Secured Debt is a senior obligation of the Company and is secured by a first priority lien (subject to certain permitted liens) on substantially all of our non-securitized assets. The cost basis and fair value of the investment collateral securing the New Secured Debt consisted of the following as of June 30, 2011 (in millions):

	Cost Basis	Fair Value
Senior debt	$666	$582
Mezzanine debt	786	658
Preferred equity	1,532	1,150
Common equity	1,824	1,585
Equity warrants	92	75
Structured Products	514	226
Total investment collateral	$5,414	$4,276
Total investment non-collateral	1,790	1,633
Total investments	$7,204	$5,909

Covenants—The financial covenants under the New Debt Agreements include the maintenance of a minimum ratio of adjusted operating cash flow to interest expense and a minimum ratio of pledged assets to secured debt, tested on a quarterly basis. An additional covenant under the New Debt Agreements requires that the income tax payable resulting from the failure to maintain our RIC status not exceed the minimum required distribution that would have been payable to maintain our status as a RIC. We are also subject to additional covenants under the New Debt Agreements. As of June 30, 2011, we were in compliance with all of the covenants under the New Debt Agreements.

Securitizations

As of June 30, 2011, we were in compliance with all of the covenants for our asset securitizations. Under the terms of each of our asset securitizations, if any loan collateral in each trust becomes a defaulted loan (as defined in each indenture for the respective asset securitization), all interest and principal collections that would be applied to the subordinated notes retained by us are used to sequentially pay down the principal of the notes that are generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of June 30, 2011, there was defaulted loan collateral in each of the asset securitization trusts and therefore all interest and principal collections that would have been applied to the subordinated notes retained by us will continue to be applied sequentially to pay down the principal of the notes generally held by third-party institutional investors in an amount equal to the principal amount of the defaulted loan collateral. As of June 30, 2011, our asset securitizations, which have an outstanding balance of $931 million, are secured by portfolio investments and assets with a fair value of approximately $1.7 billion.

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

We have interest rate swap agreements where we generally pay a fixed rate and receive a floating rate based on LIBOR. The fair value of our interest rate swap agreements are identified as separate items on our consolidated balance sheets and are described in the accompanying consolidated schedules of investments.

As of June 30, 2011, we had interest rate swap agreements that had a net fair value liability of $90 million. Certain of our interest rate swap agreements allow the counterparty to terminate the transactions under certain conditions. As of June 30, 2011, none of the counterparties had the right to terminate the agreements.

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the Securities and Exchange Commission (“SEC”) may permit. As of June 30, 2011, our NAV was $13.16 per share and our closing market price was $9.93 per share.

Commitments

As of June 30, 2011, we had commitments under loan and financing agreements to fund up to $163 million to 25 portfolio companies, with $44 million of the commitments related to undrawn revolving credit facilities for European Capital (see Note 10 to our interim consolidated financial statements in this Form 10-Q). These commitments are primarily composed of working capital credit facilities, acquisition credit facilities and subscription agreements. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and availability under borrowing base thresholds. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Portfolio Credit Quality

We stop accruing interest on our investments when it is determined that interest is no longer collectible. Our valuation analysis serves as a critical piece of data in this determination. A significant change in the portfolio company valuation assigned by us could have an effect on the amount of our loans on non-accrual status. As of June 30, 2011, loans on non-accrual status for 29 portfolio companies had a cost basis and fair value of $519 million and $255 million, respectively.

As of June 30, 2011 and December 31, 2010, current loans, past due accruing loans and loans on non-accrual status were as follows (dollars in millions):

	June 30, 2011	December 31, 2010
Current	$2,570	$2,828
0 - 30 days past due	4	2
31 - 60 days past due	—	9
61 - 90 days past due	16	—
Greater than 90 days past due	3	47
Total past due accruing loans at cost	23	58
Non-accruing loans at cost	519	702
Total loans at cost	$3,112	$3,588
Non-accruing loans at fair value	$255	$239
Total loans at fair value	$2,826	$3,065
Non-accruing loans at cost as a percent of total loans at cost	16.7%	19.6%
Non-accruing loans at fair value as a percent of total loans at fair value	9.0%	7.8%
Non-accruing loans at fair value as a percent of non-accruing loans at cost	49.1%	34.0%

We believe that debt service collection is probable for our loans that are past due. Non-accruing loans at cost decreased $183 million from December 31, 2010 to June 30, 2011 primarily due to approximately $240 million of loan restructurings, exits and write-offs and $33 million of loans removed from non-accrual status due to improved portfolio company performance, partially offset by approximately $90 million of loans placed on non-accrual status due to weaker portfolio company performance.

During the second quarter of 2011, one portfolio company was recapitalized by exchanging our loans for common equity securities with a cost basis and fair value of $58 million and $0 million, respectively.

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

We track our portfolio investments on a static pool basis, including based on the statistics described above. A static pool consists of the investments made during a given year. The static pool classification is based on the year the initial investment was made. Subsequent add-on investments are included in the static pool year of the original investment. The Pre-2001 static pool consists of the investments made from the time of our IPO through the year ended December 31, 2000. The following table contains a summary of portfolio statistics as of and for the period ended June 30, 2011:

	Static Pool (1)
Portfolio Statistics ($ in millions, unaudited)	Pre-2001	2001	2002	2003	2004	2005	2006	2007	2008	2011	Pre-2001 - 2011 Aggregate	2006 - 2011 Aggregate
IRR at Fair Value of All Investments(2)	8.6%	18.1%	8.1%	20.2%	13.5%	12.0%	9.9%	(7.0)%	8.4%	—	7.9%	1.4%
IRR of Exited Investments(5)	9.1%	20.1%	9.4%	23.2%	17.0%	22.4%	10.3%	(10.2)%	13.8%	N/A	10.7%	0.5%
IRR at Fair Value of Equity Investments Only(2)(3)(4)	7.9%	46.3%	11.3%	27.2%	26.3%	6.6%	14.4%	(11.4)%	17.7%	—	8.6%	3.0%
IRR of Exited Equity Investments Only(3)(4)(5)	10.9%	48.0%	21.3%	36.8%	48.7%	58.3%	17.8%	9.2%	35.7%	N/A	28.2%	15.7%
IRR at Fair Value of All One Stop Buyout Investments(2)	2.7%	17.3%	10.8%	18.4%	15.8%	26.3%	12.6%	0.3%	13.0%	N/A	12.5%	7.2%
IRR at Fair Value of Current One Stop Buyout Investments(2)	17.3%	(3.9)%	(0.6)%	16.8%	5.8%	20.1%	11.3%	(3.2)%	13.0%	N/A	9.2%	4.5%
IRR of Exited One Stop Buyout Investments(5)	1.3%	21.4%	14.6%	21.7%	27.3%	31.7%	15.2%	16.7%	10.9%	N/A	16.4%	15.5%
Original Investments and Commitments	$1,065	$376	$964	$1,436	$2,266	$4,740	$5,227	$7,450	$1,037	$14	$24,575	$13,728
Total Exits and Prepayments of Original Investments and Commitments	$995	$353	$836	$1,098	$1,955	$2,373	$3,787	$4,546	$304	$—	$16,247	$8,637
Total Interest, Dividends and Fees Collected	$407	$147	$342	$424	$672	$1,065	$1,147	$1,067	$299	$—	$5,570	$2,513
Total Net Realized (Loss) Gain on Investments	$(137)	$(4)	$(99)	$143	$28	$279	$(107)	$(971)	$(26)	$—	$(894)	$(1,104)
Current Cost of Investments	$76	$23	$143	$324	$353	$2,087	$1,225	$2,313	$657	$3	$7,204	$4,198
Current Fair Value of Investments	$60	$1	$91	$421	$254	$2,068	$1,102	$1,331	$578	$3	$5,909	$3,014
Current Fair Value of Investments as a % of Total Investments at Fair Value	1.0%	—	1.6%	7.1%	4.3%	35.0%	18.6%	22.5%	9.8%	0.1%	100.0%	51.0%
Net Unrealized (Depreciation) Appreciation	$(16)	$(22)	$(52)	$97	$(99)	$(19)	$(123)	$(982)	$(79)	$—	$(1,295)	$(1,184)
Non-Accruing Loans at Cost	$—	$15	$18	$—	$36	$36	$94	$264	$56	$—	$519	$414
Non-Accruing Loans at Fair Value	$1	$1	$9	$—	$11	$13	$32	$163	$25	$—	$255	$220
Equity Interest at Fair Value(3)	$35	$—	$6	$207	$70	$1,577	$435	$295	$224	$3	$2,852	$957
Debt to EBITDA(6)(7)(8)(12)	2.8	NM	9.8	3.5	6.3	4.7	4.7	6.5	5.5	—	5.4	5.6
Interest Coverage(6)(8)(12)	4.2	NM	1.7	3.1	2.4	3.4	2.4	1.8	1.7	—	2.4	2.0
Debt Service Coverage(6)(8)(12)	3.8	NM	1.6	2.5	1.4	2.0	2.2	1.5	1.4	—	1.9	1.7
Average Age of Companies(8)(12)	33 yrs	26 yrs	32 yrs	41 yrs	51 yrs	28 yrs	37 yrs	31 yrs	22 yrs	1 yr	33 yrs	33 yrs
Diluted Ownership Percentage(3)(12)	60%	86%	42%	54%	67%	77%	43%	49%	52%	—	60%	60%
Average Sales(8)(9)(12)	$48	$6	$46	$196	$63	$114	$158	$185	$103	$—	$145	$145
Average EBITDA(8)(10)(12)	$7	$—	$10	$41	$15	$24	$38	$34	$30	$—	$31	$31
Average EBITDA Margin(12)	14.4%	(6.2)%	21.0%	20.9%	24.1%	21.5%	23.9%	18.3%	28.9%	—	21.3%	21.3%
Total Sales(8)(9)	$96	$299	$174	$1,359	$328	$1,510	$4,459	$5,061	$1,211	$—	$14,497	$10,731
Total EBITDA(8)(10)	$14	$6	$31	$195	$61	$259	$469	$839	$245	$—	$2,119	$1,553
% of Senior Loans(8)(11)	70%	100%	54%	57%	35%	39%	30%	54%	19%	—	42%	40%
% of Loans with Lien(8)(11)	100%	67%	100%	100%	100%	92%	93%	90%	56%	—	91%	88%
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
(5)    Includes fully exited securities of existing portfolio companies.
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
(12)    Weighted average based on fair value.

FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have greater financial resources than us, reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value, and a change in estimate could affect our net asset value; (iv) our investments in securities of privately-held companies may be illiquid, which could affect our ability to realize the investment; (v) our portfolio companies could default on their loans or provide no returns on our investments, which could affect our operating results; (vi) we use external financing to fund our business, which may not always be available; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (ix) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless immediately after a debt issuance we maintain an asset coverage of at least 200%, or equal to or greater than our asset coverage prior to such issuance, which may affect returns to our shareholder; (xii) our common stock price may be volatile; and (xiii) general business and economic conditions and other risk factors described in our reports filed from time to time with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Interest Rate Risk

Interest rate sensitivity refers to the change in net operating income and net earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net operating income and net earnings are affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net operating income and net earnings.

As of June 30, 2011, approximately 49% of the principal balance of the debt investments in our portfolio were at fixed rates, approximately 17% were at variable rates with interest rate floors, primarily one-month LIBOR, 13% were at variable rates with no interest rate floors and 21% were on non-accrual status. Additionally, approximately 57% of our borrowings bear interest at variable rates with no interest rate floors, 4% bear interest at variable rates with a 2% interest rate floor and 39% of our borrowings bear interest at fixed rates.

We maintain an interest rate risk management strategy under which we use derivative financial instruments to primarily manage the adverse impact of interest rates changes on our cash flows by locking in the spread between our asset yield and the cost of our borrowings, and to fulfill our obligation under the terms of our asset securitizations. While our interest rate risk management strategy may mitigate our exposure to adverse fluctuations in interest rates, certain derivative transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

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

Based on our June 30, 2011 consolidated balance sheets, the following table shows the annual impact on net operating income and net earnings of base rate changes in the applicable interest rate indexes, primarily one-month LIBOR, (considering interest rate floors for variable rate instruments and excluding any changes in the fair value of our investments and derivative instruments) assuming no changes in our investment, hedging and borrowing structure. The one-month LIBOR rate was 0.2% as of June 30, 2011 (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Operating Income	Net Realized Gain (Loss) on Derivative Agreements(1)	Net Earnings
Up 100 basis points	$5	$9	$(4)	$5	$1
Up 200 basis points	$11	$19	$(8)	$11	$3
Up 300 basis points	$19	$29	$(10)	$17	$7
Up 400 basis points	$29	$39	$(10)	$22	$12
Down 400 basis points	$(1)	$(2)	$1	$(1)	$—
Down 300 basis points	$(1)	$(2)	$1	$(1)	$—
Down 200 basis points	$(1)	$(2)	$1	$(1)	$—
Down 100 basis points	$(1)	$(2)	$1	$(1)	$—

(1)	Represents interest rate derivative periodic interest payments.

ITEM 4.	Controls and Procedures

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

American Capital, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the second quarter of 2011.

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

The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed with the exception of those risk factors pertaining to our RIC status, which are no longer applicable as a result of our change in tax status.

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

Date: August 3, 2011